Form 10QSB
period 1999-03-31
MPHASE TECHNOLOGIES INC
filed 1999-07-26
CIK 825322

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended March 31, 1999 Commission File No.000-24969


mPhase Technologies, Inc. (formerly Tecma Laboratories, Inc.)
      (Exact name of registrant as specified in its charter)

        New Jersey                                22-2287503
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization             Identification Number)

587 Connecticut Ave., Norwalk, CT                  06854-0566
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number, (203)-838-2741


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for shorter period that the registran was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

     Yes:   X            No:


Transitional Small Business Disclosure Format:

     Yes:   X            No:


The number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1999 is 17,479,043 shares all of one class of $.0001 par value common stock.

                    MPHASE TECHNOLOGIES, INC.
               (FORMERLY TECMA LABORATORIES, INC.)



                              INDEX

                                                                   PAGE

PART I    FINANCIAL INFORMATION

          Consolidated Balance Sheet - March 31, 1999               1

          Consolidated Statements of Operations - Three and nine
            Months Ended March 31, 1999 and 1998                   2-3

          Consolidated Statement of Cash Flows - Three
            Months Ended March 31, 1999 and 1999                    4

          Notes to Financial Statements                            5-6

          Management's Discussion and Analysis of financial
            conditions and results of operations                   7-8


PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                                9

          Item 2.   Changes in Securities                            9

          Item 3.   Defaults Upon Senior Securities                  9

          Item 4.   Submission of Matters to a Vote of
                      Security Holders                               9

          Item 5.   Other Information                                9

          Item 6.   Exhibits on Reports on Form 8-K                  9

Signature Page                                                      10
                    mPHASE TECHNOLOGIES, INC.
                Formerly Tecma Laboratories, Inc.
                  (A Development Stage Company)
                    Consolidated Balance Sheet
                          March 31, 1999
                           (Unaudited)




ASSETS

Cash and equivalents                                           $ 122,479
Stock subscription receivable                                    375,000
Prepaid expenses                                                  19,400
Deposits                                                           7,415
Deferred offering costs                                           52,673
Equipment used in research and development, less
  accumulated depreciation of $58,516                             94,260
Marketing equipment, less accumulated depreciation
 of $11,056                                                       22,305
Patents and licensing rights, at cost, less
 accumulated amortization of $202,000                            916,690
Organization costs, less accumulated amortization
 of $286                                                           1,089
Note receivable - unconsolidated subsidiary, net
 of $150,000 bad debt reserve                                          -
Goodwill, less accumulated amortization of
 $74,856                                                         923,229

      TOTAL ASSETS                                             2,534,540

      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable                                               1,169,977
Accrued expenses                                                 652,083
Due to affiliate                                               1,355,454
Deferred revenue                                                  40,000
Loan(s) payable                                                  228,900

      TOTAL LIABILITIES                                        3,446,414

STOCKHOLDERS DEFICIT

Common stock, no par value, 50,000,000 shares
 authorized; 17,479,043 shares issued and
 outstanding shares issued and outstanding at
 March 31, 1999 (unaudited)                                    8,579,136
Deficit accumulated during development stage,
 subsequent to recapitalization effective
 October 2, 1996                                              (9,483,037)
 Treasury Stock, 13,750 shares at cost                            (7,973)

TOTAL STOCKHOLDERS' DEFICIT                                     (911,874)

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $2,534,540

See notes to the consolidated financial statements.                        1.

                    mPHASE TECHNOLOGIES, INC.
                Formerly Tecma Laboratories, Inc.
                  (A Development Stage Company)
               Consolidated Statement of Operations
                           (Unaudited)



                                                                 October 2,
                                                                     1996
                                                                  (Date of
                                                 For the         Inception)
                                             Three Months Ended       to
                                                 March 31,         March 31,
                                            1998        1999         1999


REVENUE - LICENSING FEES                  $       -  $       -    $        -

      TOTAL REVENUE                               -          -             -

COSTS AND EXPENSES
  Research and development (including
   $23,268 and $155,838 for the period
   ended 1998 and 1999 respectively,
   incurred with affiliate)                 745,693     402,795     4,779,789
  Licensing fees                            112,500          -        487,500
  General and administrative (including
   $131,315 and $30,000 for the period
   ended 1998 and 1999 respectively,        276,495      299,445    2,667,754
   incurred with affiliate)
  Depreciation and amortization               7,230       83,000      288,374
  Stock based compensation                   50,000      128,125      933,875
  Interest                                        -        6,300       20,900

      TOTAL COSTS AND EXPENSES           (1,191,918)    (919,665)  (9,178,192)

      NET (LOSS) FROM OPERATIONS         (1,191,918)    (919,665)  (9,178,192)


      LOSS FROM UNCONSOLIDATED              (55,193)           -    ( 304,845)
       SUBSIDIARY

      NET (LOSS)                          $(1,247,111) $(919,665) $(9,483,037)

      BASIC LOSS PER COMMON SHARE           $(.131)       $(.053)

      COMMON SHARES OUTSTANDING          9,544,532    17,159,876

      DILUTED LOSS PER COMMON SHARE         $(.095)       $(.037)

      COMMON SHARES AND EQUIVALENTS      13,119,199   24,960,471
        OUTSTANDING



See notes to the consolidated financial statements                        2.

                    mPHASE TECHNOLOGIES, INC.
                Formerly Tecma Laboratories, Inc.
                  (A Development Stage Company)
               Consolidated Statement of Operations
                           (Unaudited)



                                                                  October 2,
                                                                     1996
                                                                  (Date of
                                                 For the         Inception)
                                             Nine Months Ended       to
                                                 March 31,         March 31,
                                            1998        1999         1999


REVENUE - LICENSING FEES                  $      -  $      -           $     -

      TOTAL REVENUE                              -         -                 -

COSTS AND EXPENSES
  Research and development (including
   $71,268 and $458,026 for the period
   ended March 1998 and 1999
   respectively, incurred with
   affiliate)                             1,165,461  2,290,005       4,779,789
  Licensing fees                            337,500          -         487,500
  General and administrative (including
   $131,315 and $90,000 for the period
   ended March 1998 and 1999
   respectively, incurred with
   affiliate)                               837,949  1,017,231       2,667,754
  Depreciation and amortization              21,690    248,721         288,374
  Stock based compensation                  150,000    783,875         933,875
  Interest                                        -     20,900          20,900

      TOTAL COSTS AND EXPENSES           (2,512,600)(4,360,732)     (9,178,192)

      NET (LOSS) FROM OPERATIONS         (2,512,600)(4,360,732)     (9,178,192)

      LOSS FROM UNCONSOLIDATED
        SUBSIDIARY                          121,443          -        (304,845)

      NET (LOSS)                        $(2,634,043)$(4,360,732)   $(9,483,037)

      BASIC LOSS PER COMMON SHARE           $ (.297)     $(.291)

      COMMON SHARES OUTSTANDING           8,878,432  14,960,531

      DILUTED LOSS PER COMMON SHARE          $(.212)     $(.192)

      COMMON SHARES AND EQUIVALENTS
        OUTSTANDING                      12,453,099  22,761,126



See notes to the consolidated financial statements.                      3.






                          mPHASE TECHNOLOGIES, INC.
                Formerly Tecma Laboratories, Inc.
                  (A Development Stage Company)
               Consolidated Statement of Cash Flows
                                (Unaudited)

                                                                 October 2,
                                                                     1996
                                                                  (Date of
                                                 For the         Inception)
                                             Nine Months Ended       to
                                                 March 31,         March 31,
                                            1998        1999         1999
                                                    (Unaudited)
  Cash Flow Used In Operating
   Activities:
  Net (Loss)                            $(2,634,043)$(4,360,732) $(9,483,037)
  Adjustments to reconcile net (loss)
   to net cash (used in) operating
   activities:
    Depreciation and Amortization            21,690     248,721      300,710
    Depreciation of research and
     development equipment                   19,995      29,089       58,516
    Loss on unconsolidated subsidiary       121,443           -      304,845
    Stock based compensation                150,000     783,875      933,875
  Changes in assets and liabilities:
    Deposits                                             (7,415)      (7,415)
   (Increase) decrease in prepaid
     expenses                                 6,705      (3,400)     (19,400)
   Increase (decrease) in accounts payable  985,304    (564,950)   1,135,886
   Increase in accrued expenses             293,719      13,529      692,906
   Increase in due to affiliate             240,151     679,725      769,785
   Increase in deferred revenue -
     license fee                            300,000      40,000       40,000
   Increase in cash overdraft                                          8,432
   Increase in accrued interest                                       18,900
   Increase in receivables from
     unconsolidated subsidiary             (150,000)          -     (150,000)
      Net cash (used in) operating
        activities                         (645,036) (3,128,406)  (5,395,997)
Cash Flow Used in Investing Activities:
  Investment in organizational costs              -        (720)     (54,830)
  Investment in licensing rights                  -     (75,977)        (655)
  Investment in fixed assets                (21,636)          -     (186,137)
  Investment in unconsolidated
    subsidiary                             (304,000)          -            -
      Net cash (used in) investing
       activities                          (325,636)    (76,697)    (241,622)
Cash Flow From Financing Activities:
  Proceeds from loan                                                 210,000
  Proceeds from issuance of common stock,
   net of offering costs of $138,931 in
   1998 and $184,065 in 1999                857,318   3,327,582    5,558,071
  Repurchase of Treasury stock at cost       (7,973)          -       (7,973)
     Net cash provided by financing
      activities                            866,372   3,327,582    5,760,098
Net Increase (Decrease)in Cash             (121,327)    122,479      122,479
Cash, Beginning of Period                   161,787           -            -
Cash, End of Period                      $   40,46  $   122,479   $  122,479

See notes to the consolidated financial statements                         4.




                    mPHASE TECHNOLOGIES, INC.
                   Formerly Tecma Laboratories
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                            (Unaudited)

A.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For the year ending June 30, 1998, and all periods presented thereafter, the Company adopted FASB 128 to compute earnings per share. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on form 10-SB for the year ended June 30, 1998 and the interim period ended December 30, 1998.

     Schedule of Non Cash Investing and Financial Activities:

                                             For the nine
                                             Months ended
                                             March 31,1999

     Common Stock issued for services:

          Charged to operations                   $ 783,875

          Charged to common stock                 $  85,415


     Common Stock issued for reduction
      of accounts payable.                        $  27,983


     Other Supplemental Cash Flow Information:

          Interest Paid                           $   2,000


B.   RESEARCH AND DEVELOPMENT

     Research and development costs are charged to operations as incurred.




                                                               5.



                      mPHASE TECHNOLOGIES, INC.
                   Formerly Tecma Laboratories
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                            (Unaudited)


C.   RELATED PARTY TRANSACTIONS

     The Company is dependent on an affiliated company, Microphase Corporation, for facilities and technological assistance. During the nine months ended March 31,1999 and 1998 the Company incurred $458,026 and $71,268 research and development expenses with an affiliate and $90,000 and $131,315 general a administrative expenses with the same affiliate. At
     March 31, 1999 theCompany owed this affiliate, Microphase Corporation,
     $ 1,355,454.

     During the nine months ended March 31,1999 and 1998 the Company paid $153,999 and $95,141 of finder fees to a corporation owned by a director. At March 31, 1999 $228,900 was owed to this director including $12,900 accured interest.










































                                                            6.




                MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                      mPHASE TECHNOLOGIES, INC.




The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements, as well as information relating to the plans of the Company's current management.

RESULTS OF OPERATIONS AND CURRENT METHOD OF OPERATION

Nine Months Ended March 31, 1999 vs. March 31, 1998

The Company's results of operations for the nine months ended March 31, 1999 consisted of a loss of $4,360,732 as compared to March 31, 1998 which consisted of a loss of $2,634,043.

The major expenses during the nine month periods were research and development of $2,290,005 in 1999 compared to $1,165,461 in 1998 and general and administrative expenses totaling $1,017,231 in 1999 compared with $837,949 for the same period in 1998.


Liquidity and Working Capital

The Company's working capital (deficit) of $2,929,535 at March 31, 1999 has been reduced from its previous fiscal year end, June 30, 1998 total of $3,073,299.

As enumerated in the Company's recently filed form 10-SB, the Company estimated it will need to raise from $10,000,000 to $15,000,000 of additional capital through the issuance of its common stock, at per share prices to be determined, to sophisticated investors in a series of transactions which are intended to be exempt from registration pursuant to Rule 506 of Regulation D promulgated by the Securities and Exchange Commission. The $375,000 of stock subscription receivable is included with assets on the balance sheet at March 31, 1999 as this subscription was collected in the first week of April, 1999. Management does not believe it will experience much difficulty in raising the targeted capital.

YEAR 2000 ISSUES

Many computer systems and software programs, including several used by the Company may require modification and conversion to allow date code fields to accept dates beginning with the year 2000. Major system failures or erroneous calculations can result if computer systems are not year 2000 compliant.

The Company is in the process of evaluating the computer systems they now have in use and does not anticipate a major undertaking to be compliant.

The company anticipates all of the products it is currently developing will be year 2000 compliant and as such has informed its suppliers and co-developers of this requirement.




                                                            7.



Forward looking and other statements

Forward looking statements above and elsewhere in this report that suggest the Company will increase revenues or become profitable are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations and cash flows. These statements are identified by words such as "believes," "expects," "anticipates" or similar expressions. Such forward looking statements are based on the beliefs of mPHASE Technologies Inc."mPHASE" or "The Company" and its Board of Directors in which they attempt to analyze the Company's competitive position in its industry and the factors affecting its business, including management's evaluation of its sales pontential. Stockholders of the Company should understand that each of the foregoing risk factors, in addition to those discussed elsewhere in this quaterly report and in the documents which are incorporated by reference herein, could affect the future results of mPHASE, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference herein. In addition there can be no assurance that the Company and its Board have correctly identified and assessed all of the factors affecting the Company's business.

                   PART II - OTHER INFORMATION



Item 1.   Legal Proceedings
          The Company is not currently involved in any legal proceeding nor does it have knowledge of any threatened litigation, except for a lawsuit instituted by Global Music and Media Inc, a Tennessee Corporation, over an alleged breach of an April 30, 1997 agreement whereby Global alleges it was given the exclusive right to market mPhase technology as well as television programming and related services. The Company has asserted the April 30, 1997 agreement relied upon by Global was superseded by an October 27, 1997 agreement with respect to which Global and a related company has defaulted under its obligations. Accordingly, the Company does not believe there is any merit to the contentions of Global and intends to vigorously defend the lawsuit.

          The Company was previously in volved in an action arising out of a lease entered into by its predecessor in name with U.S. Land Resources, L.P. which has since been resolved and settled at a minimal cost. Another matter which did not result in litigation but was settled by the company involved claims by Thomas A. Murphy, a former director and executive of the Company who agreed to waive all claims against the company in return for allowing him to retain the benefit of 525,000 shares of mPhase common stock he had acquired as a founding shareholder of Lightpaths, Inc. when it was acquired by the company and as a director of the Company.

Item 2.   Changes in Securities

          There have been no changes in the type of securities or amount of the shares authorized to be issued. During the quarter ended March 31, 1999 the company issued 235,000 shares to sophisticated investors in a series of transactions intended to be exempt from registration for cash consideration totaling $587,500 which included a $375,000 stock subscription collected in April, 1999. Additionally 50,000 shares valued at $85,415 were issued for services in connection with private offerings of the company's common stock and 85,000 shares valued at $128,125 were issued for services pertaining to the Company's operations and were recorded as stock based compensation.

Item 3.   Defaults Upon Senior Securities

          NONE

Item 4.   Submission of Matters to a Vote of Security Holders

          NONE

Item 5.   Other Information

          NONE

Item 6.   Exhibits and Reports on Form 8-K

          NONE

                                                            9.




 SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      mPHASE TECHNOLOGIES, INC.
                                      Formerly Tecma Laboratories, Inc.



Dated: June 23, 1999                  By: /s/Ronald A. Durando
                                             Ronald A. Durando, President, CEO









































                                                            10.




                         FINANCIAL SUMMARY

</TEXE>