Form 10KSB40
period 1999-06-30
MPHASE TECHNOLOGIES INC
filed 2000-01-18
CIK 825322

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

X Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 (No Fee Required) for the year ended June 30, 1999

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from to

                          Commission File No.000-24969

          MPHASE TECHNOLOGIES, INC. (FORMERLY TECMA LABORATORIES, INC.)
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

              NEW JERSEY                                   22-2287503
  -----------------------------------        -----------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization                 Identification Number)

   587 CONNECTICUT AVE., NORWALK, CT                      06854-0566
  -----------------------------------        -----------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:   (203) 838 - 2741

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE
                           --------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to the Form 10-KSB. (X)

Transitional Small Business Disclosure Format:  Yes (X)  No

Registrant had 25,771,825 shares of Common Stock, no par value, outstanding on November 30, 1999.

Item 1. BUSINESS

GENERAL DESCRIPTION OF BUSINESS

We are a development stage company engaged in the development of high-bandwidth telecommunications products incorporating digital subscriber line, or DSL technology. Our products are designed to enable high speed broadband transmission over the installed copper telephone wire infrastructure. We believe that our DSL technology is unique in that it enables simultaneous delivery of high-speed internet access, digital television programming and telephone communications over an existing telephone line on an unshared platform.

To date, we have had no operating revenue. There can be no assurance whatsoever that the Traverser technology and products, when fully developed and manufactured on a wide-spread basis, will be able to compete successfully in the marketplace and/or generate revenue. Moreover, we forecast ongoing significant losses into the foreseeable future, including, but not limited to, costs such as research and development expenses, general and administrative, marketing and sales, advertising, engineering, drafting, manufacturing, assembly, quality control, cost of materials and general and administrative expenses. Consequently, we will continue to have high levels of operating expenses before developing significant revenues and will be required to make substantial capital expenditures in connection with our ongoing research and development activities.

We have installed a system capable of transmitting digital television, internet data and voice service simultaneously at our beta customer, Hart Telephone. A 1,000 user fully functional prototype of our Traverser DVDDS version 1.1, a 192 channel end-to-end system solution, is expected to be installed at Hart Telephone by the end of calendar year 1999 or during the first calendar quarter of 2000, following which time beta tests will immediately commence. Upon completion of the Beta process, the Traverser will become the first functional television broadcast system utilizing DSL Technology over existing installed telephone lines. By April or May 2000, we anticipate reaching commercial production of the Traverser DVDDS version 1.1, which will be our first commercial product. We expect to launch a 400-channel system, version 2.0, by calendar year end 2000.

We anticipate developing a number of future products that can be incorporated into the Traverser product line using mPhase's proprietary technology. In addition to digital television and internet usage, applications such as video conferencing and digital telephony become a technical and economic possibility. Remote security system monitoring, utility meter reading, and any ethernet data application can be performed with the proper connectivity. mPhase is in the early stages of development of these products.

In addition to our Traverser product, we have also designed a proprietary line of component products which consist of low pass filters for G.LITE and full rate DSL applications, POTS Splitter modules configured for a full range of central office applications and POTS Splitter applications for the end user customer premise (or "CPE"). These component products will be marketed to other DSL vendors providing integrated DSL equipment to their customers. We do not believe our inherent competitive advantage will be impaired by the sale of these component products to potential competitors.


During the next twelve months, as we begin commercial production of our Traverser DVDDS products, we anticipate purchasing significant equipment, including, digital downlinking equipment for the reception of digital satellite television signals, MPEG-2 transcoding equipment, various testing equipment, video on-demand servers and digital advertising insertion equipment. In addition, during that period we anticipate hiring, as needed, additional marketing and sales staff in connection with the coordination of marketing of our Traverser products and DSL components, investigation of new technologies, investor relations matters, trade shows and other general sales support efforts. In addition, we anticipate hiring additional administrative personnel to support our expansion as we begin commercial production of our products.

mPhase TV.net

We organized a subsidiary corporation, mPhase TV.net, which is an integrator and aggregator of both digital television programming and internet content. mPhase TV.net will provide content for telephone companies and other service providers who install the Traverser DVDDS hardware. mPhase TV.net's content package for both the internet and the digital television applications of the Traverser is expected to be introduced simultaneously with the introduction of the Traverser DVDDS version 1.1. The programming available from mPhase TV.net will be a suggested package of channels but can be customized by each customer for local programming, existing and future channels, special interest programming or preferred movie packages.

mPhase TV.net has signed an agreement with InfoSpace.com Inc., a leading provider of internet content, who will aggregate and co-brand internet content for mPhase. We have signed an agreement with InfoSpace to aggregate content and coordinate regional banner advertising with mPhase TV.net. Revenues from service provision will be shared between InfoSpace and mPhase TV.net. On an mPhase website, mPhase TV.net features included on the site will be InfoSpace.com Yellow & White Pages, Classifieds, Finance, Shopping, Net Community and City Guide. InfoSpace will act as the internet portal for mPhase TV.net.

mPhase TV.net will provide a gateway to the internet through the mPhase website, which consumers access through an mPhase TV.net service provider. When accessing the internet, the subscriber will automatically enter the mPhase homepage, similar to any on-line access provider. We anticipate that any revenues derived from e-commerce will be shared between InfoSpace, mPhase TV.net and the telephone company or service provider based on pre-negotiated contracts.

Our Traverser product line is designed to provide a cost-effective solution for high-speed digital data transmission over the installed twisted pair, copper wire infrastructure, and as an alternative to cable access television as well as direct broadcast satellite services. By using the installed public telephone infrastructure, the Traverser product line supports high-speed communication solutions without requiring costly upgrades from copper to coaxial cable or fiber optics.

Our Traverser DVDDS products utilize technology licensed on an exclusive basis from Georgia Tech Advanced Research Corporation, and technology owned by the Company. Under a Basic Ordering Research Agreement, Georgia Tech conducts a significant portion of the engineering research and design efforts for us in developing the Traverser product line.

If our Traverser product line is successfully developed, we intend to direct our marketing efforts to telephone companies, competitive local exchange carriers, domestic and international local exchange carriers, internet service providers and regional Bell operating companies, or RBOC's. We expect to stress to these service providers that use of the Traverser DVDDS will enable them to offer customers an integrated package of enhanced services including the ability to offer digital television programming.

We rely significantly on Georgia Tech for research involved with the development of our products. We have entered into a Basic Ordering Research Agreement with Georgia Tech, which includes a series of delivery orders providing guidelines for the research and development of portions or components of the Traverser. Although Georgia Tech has been able to develop working prototypes of our DSL product, these products are not yet in a commercially salable form. Our business will be materially adversely affected if Georgia Tech does not perform its responsibilities on an acceptable basis or terminates our relationship, and we are unable to replace their development services on a prompt basis.

We have recently secured a third party, Flextronics, Inc. to manufacture our Beta version of Traverser DVDDS and the initial production runs of our DSL products.

Even though we have secured a third party to manufacture our products, the potential for dependence on a third party manufacturer is inherently risky. If there is a disruption in supply from Flextronics or another vendor that supplies the Company with products and or components, we may be unable to complete the products we desire to sell. Our sales would suffer as a result of a disruption in the operations of any of our manufacturers.

Necdet F. Ergul, our Chairman of the Board, Ronald A. Durando, our President and Chief Executive Officer, and Gustave T. Dotoli, our Chief Operating Officer and Vice President, respectively, are officers and Necdet F. Ergul and Ronald Durando are shareholders as well of Microphase Corporation. We currently purchase from Microphase passive components for the Traverser. Microphase also provides resources and technology related to the development of Traverser. Microphase may not be the most economical provider of these components and resources. In addition, we will pay to Microphase, going forward, a royalty comprised of a percentage of the commercial product sales of DSL-related technologies.

Our success depends in part on our ability to protect our intellectual property. To protect our proprietary rights, we have filed provisional patents and copyright applications relating to some of our proposed products and technology. Georgia Tech has filed an application for U.S. Patent for Georgia Tech's Digital Video and Data System. Although we believe that certain of our technology is patentable, the patents may not be obtained. Even if the patents are obtained, they may not afford us sufficient protection for our technologies from third party infringement. We may elect to seek foreign patent protection, but foreign patent protection may not be granted. Our failure to protect our intellectual property could materially adversely affect us.

EMPLOYEES AND CONSULTANTS

We presently have eight individuals who are employees and consultants, two of whom are concurrently employed by Microphase Corporation.

Item 2.  PROPERTIES

Our corporate headquarters are located at 587 Connecticut Avenue, Norwalk, CT 06856-0960. We lease this office space from Microphase Corporation on a month to month basis for $10,000 per month in a lease which includes certain administrative services. We also maintain an office and research facility at the Georgia Tech Research Corporation in Atlanta, Georgia as part of our basic ordering agreement with Georgia Tech.

Item 3.  LEGAL PROCEEDINGS

As of June 30, 1999 we were involved in a litigation with Global Music and Media Inc. which has asserted it had the exclusive right to market our technology. This litigation was resolved in August 1999 in a settlement agreement wherein Global Music surrendered its claim to the Company's technology in exchange for the Company to settle claims of Hal Willis against Global for a cash payment of $100,000, the issuance of 75,000 shares of the Company's common stock and option to purchase another 75,000 shares at $5.6275 per share and the payment of $90,000 to Global to settle employee claims, the cost of which has been recorded in the financial statements as of June 30, 1999. The agreement also called for the repurchase of 75,000 shares of the Company's common stock from the owners of Global by the Company or its co-defendant, Microphase Corporation.

Other than the Global Music litigation, we were and are not a party to any material legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)      MARKET PRICES OF COMMON STOCK

The primary market for our common stock is the Nasdaq OTC Bulletin Board, where it trades under the symbol "XDSL." We became publicly traded through a merger with Lightpaths TP Technologies, formerly known as Tecma Laboratories, Inc. pursuant to an agreement dated February 17, 1997. The following table sets forth the high and low closing bid prices for the shares for the periods indicated as provided by the NASD's OTCBB System. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. These figures have been adjusted to reflect a 1 for 10 reverse stock split on March 1, 1997.

          YEAR/QUARTER                                    HIGH                LOW
          ------------                                  ---------         ----------
          Fiscal year ended June 30, 1998
          First Quarter                                   $  2.00            $ 1.375
          Second Quarter                                    1.375              0.625
          Third Quarter                                      1.75              0.875
          Fourth Quarter                                    2.375             1.1875

          Fiscal year ended June 30, 1999
          First Quarter                                      4.25              0.75
          Second Quarter                                  3.65625            1.5625
          Third Quarter                                     5.625             1.875
          Fourth Quarter                                     8.75           2.90625

          Fiscal year ended June 30, 2000
          First Quarter                                      9.25              3.00
          Second Quarter (through November 30, 1999)       6.1875              2.50

(b)      HOLDERS

As of November 30, 1999, we had 25,771,825 shares of common stock outstanding and approximately 1,425 stockholders of record.

(c)      DIVIDENDS

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be based upon our financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the board of directors deems relevant.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS AND PLAN OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of the Company's current management.

RESULTS OF OPERATIONS

Twelve Months Ended June 30, 1999 vs. June 30, 1998

The Company recorded a net loss of $22,838,344 for the year ended June 30, 1999 as compared to a loss of $4,341,059 for the comparable period ended June 30, 1998. This represents a loss per common share of $1.42 for the year ended June 30, 1999 as compared to a loss per common share of $.46 for the period ended June 30, 1998. Research and development expenses were $3,562,901 in fiscal 1999 compared to $2,297,282 in fiscal 1998 and general and administrative expenses rose to $4,683,109 in fiscal '99 from $1,259,801 for the comparable period in fiscal '98. The increase in the administrative costs primarily relate to the hiring of full time employees, implementation of management employment agreements, market making expenses relating to investor relations and an increase in the Company's marketing efforts as the Company is preparing for the release of its first commercial product which is expected to be available in the year 2000. Additionally, the Company recorded non-cash charges of $13,002,605 for stock options and stock grants, primarily rewarded on June 25, 1999 after the completion of a successful series of private placements of the Company's stock.

PLAN OF OPERATIONS

Year 2000 Issues

Many computer systems and software programs, including several used by the Company may require modification and conversion to allow date code fields to accept dates beginning with the year 2000. Major system failures or erroneous calculations can result if computer system failures are not year 2000 compliant.

The Company is in the process of evaluating the computer systems they now have in use and does not anticipate a major undertaking to be compliant.

All costs associated with year 2000 compliance that have been incurred by the Company have been expensed and have not been capitalized. The overall cost to the Company of modifications and conversion for year 2000 compliance with relation to the financial statements taken as a whole is not material. The Company is advised by a substantial majority of its vendors of computer products upgraded to be year 2000 compliant, or will not be affected by the year 2000 problem. The Company's business could be materially adversely affected if the Company's computer-based systems are not year 2000 compliant in a timely manner, the Company incurs significant additional expenses pursuing year 2000 compliance, the Company's vendors do not timely provide year 2000 compliant products, or the Company is subject to warranty or other claims by the Company's clients related to product failures caused by the year 2000 problem.

Research and Development Activities

Georgia Tech conducts a significant amount of research and development for us pursuant to a basic ordering agreement comprised of a series of delivery orders, which outline the timing, necessary actions and form of payment for specific tasks related to the completion of certain components of the Traverser product lines. After the development of the Traverser DVDDS version 1.1, we expect

Georgia Tech to continue research and development of the Traverser product to enhance features and functionality, as well as to coordinate the effort to develop the Traverser, version 2.0 and additional products utilizing Traverser technology.

For the years ended June 30, 1998, 1999 and for the period since inception (October 2, 1996) to June 30, 1999, approximately $2,100,000, $2,450,000 and
$4,600,000 respectively, has been billed to mPhase for research and development conducted by Georgia Tech, of which approximately $290,500 was included in accrued expenses as of June 30, 1999.

We are the sole, worldwide licensee of the technology developed by Georgia Tech in conjunction with the Traverser product line. Upon completion of the commercial product, Georgia Tech will receive a royalty of 3% to 5% of product sales.

The amount of research and development costs we have expended from October 2, 1996, our inception date, through June 30, 1999 was approximately $6,053,000. During the year ended June 30, 1999, we incurred research and development expenses of approximately $3,563,000 as a consequence of the continued development of our current DSL products.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999 the Company had working capital of $4,936,361.

As a result of anticipated required research and development, capital expenditures and operating losses, we raised additional capital of approximately $14,450,000 through the issuance of common stock to sophisticated investors in a transaction exempt from registration pursuant to Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. As a result of this private offering, we anticipate having sufficient working capital through the end of fiscal year ending June 2000 and beyond. We do anticipate that, in connection with the full commercial production of our Traverser DVDDS product, we will need to raise significant additional funds through a public or private offering of our common stock or otherwise during the upcoming fiscal year which will end on June 30, 2000.

Forward looking and other statements

We have made statements in this document that are forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future results of operations or of our fiscal condition; or (3) state other "forward looking" information.

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or which we do not fully control. Important factors that could cause actual results to differ materially from these expressed or implied by our forward-looking statements, include, but are not limited to those risks, uncertainties and other factors discussed in this document.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         (a) (1) The following documents are filed as part of this report:

a. Consolidated Financial Statements of the Registrant, mPhase Technologies, Inc.

                                                                                             PAGES
                                                                                             -----
         (a)      Financial Statements

         Report of Arthur Andersen, LLP                                                        F-1

         Report of Schuhalter, Coughlin & Suozzo, LLC                                          F-2

         Consolidated Balance Sheet as of June 30, 1999                                        F-3

         Consolidated Statements of Operations for the years ended June 30, 1999 and 1998 and for the period from inception (October 2, 1996) through
           June 30, 1999                                                                       F-4

         Consolidated Statements of Changes in Stockholders' Deficit for the
           years ended June 30, 1999 and 1998 and for the period from inception
           (October 2, 1996) through June 30, 1999                                             F-5

         Consolidated Statements of Cash Flows for the years ended June 30, 1999 and 1998 and for the period from inception (October 2, 1996) through
           June 30, 1999                                                                       F-6

         Notes to Consolidated Financial Statements                                            F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of mPhase Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of mPhase Technologies, Inc. (a New Jersey corporation in the development stage) and subsidiaries as of June 30, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended and the related consolidated statements of operations and cash flows for the period from inception (October 2, 1996) to June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of mPhase for the period from inception to June 30, 1998. Such statements are included in the cumulative from inception to June 30, 1999 totals of the statements of operations, changes in stockholders' equity and cash flows and reflect total net loss of 18 percent of the related cumulative totals. Those consolidated statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from inception to June 30, 1998, included in the cumulative total, is based solely upon the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of mPhase Technologies, Inc. and subsidiaries as of June 30, 1999, and the results of their operations and their cash flows for the year then ended and for the period from inception (October 2, 1996) to June 30, 1999, in conformity with generally accepted accounting principles.

                                                  Arthur Andersen, LLP


Stamford, Connecticut
November 30, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of mPhase Technologies, Inc.:

We have audited the statements of operations, changes in stockholders' equity, and cash flows for the period October 2, 1996 (date of inception) through June 30, 1998 of mPhase Technologies, Inc. (a development stage company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of its operations and its cash flows for the period of October 2, 1996 (date of inception) through June 30, 1998 in conformity with generally accepted accounting principles.

                                             Schuhalter, Coughlin & Suozzo, LLC


Raritan, New Jersey
January 28, 1999
                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999

                                     ASSETS

Current assets:
    Cash                                                                                                $     7,977,860
    Stock subscription receivable                                                                               510,500
    Prepaid expenses and other current assets                                                                    98,100
                                                                                                        ---------------
                 Total current assets                                                                         8,586,460

    Property and equipment, net                                                                                 294,952
    Patents and licenses, net                                                                                 1,742,693
                                                                                                        ---------------
                 Total assets                                                                           $    10,624,105
                                                                                                        ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
    Accounts payable                                                                                    $       433,769
    Accrued expenses                                                                                          3,161,995
    Due to affiliates                                                                                            14,335
    Deferred revenue                                                                                             40,000
                                                                                                        ---------------
                 Total liabilities                                                                            3,650,099
                                                                                                        ---------------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
    Common stock, no par value, 50,000,000 shares authorized; 23,367,741 shares issued                       18,239,120
    Additional paid-in capital                                                                               16,843,508
    Deferred compensation                                                                                      (140,000)
    Deficit accumulated during development stage                                                            (27,960,649)
    Less- treasury stock, 13,750 shares, at cost                                                                 (7,973)
                                                                                                        ---------------
                 Total stockholders' equity                                                                   6,974,006
                                                                                                        ---------------
                 Total liabilities and stockholders' equity                                             $    10,624,105
                                                                                                        ===============



                  The accompanying notes are an integral part of this consolidated balance sheet.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE YEARS ENDED JUNE 30 1998 AND 1999 AND FROM OCTOBER 2, 1996
                      (DATE OF INCEPTION) TO JUNE 30, 1999


                                                                                                         From October 2,
                                                                                                          1996 (Date of
                                                                           For the Years Ended            Inception) to
                                                                                 June 30                     June 30,
                                                                     ---------------------------------
                                                                          1998              1999               1999
                                                                     ---------------  ----------------   ---------------
TOTAL REVENUES                                                       $            -   $             -    $             -
                                                                     ---------------  ----------------   ---------------
COSTS AND EXPENSES:
    Research and development                                              2,297,282         3,562,901          6,052,685
    General and administrative                                            1,259,801         4,683,109          6,483,632
    Licensing fees                                                          450,000                -             487,500
    Depreciation and amortization                                            29,131           410,303            449,956
    Non-cash charges for stock-based employee compensation                       -         13,002,605         13,002,605
                                                                    ---------------  ----------------   ----------------
                 Total costs and expenses                                 4,036,214        21,658,918         26,476,378
                                                                    ---------------  ----------------   ----------------
                 Loss from operations                                     4,036,214        21,658,918         26,476,378
                                                                    ---------------  ----------------   ----------------

OTHER INCOME (EXPENSE):
    Loss from unconsolidated subsidiary                                    (304,845)       (1,161,622)        (1,466,467)
    Interest expense, net                                                        -            (17,804)           (17,804)
                                                                    ---------------  ----------------   ----------------
                 Total other expense                                       (304,845)       (1,179,426)        (1,484,271)
                                                                    ---------------  ----------------   ----------------
                 Net loss                                           $    (4,341,059) $    (22,838,344)  $    (27,960,649)
                                                                    ===============  ================   ================

LOSS PER COMMON SHARE, basic and diluted                            $          (.46) $          (1.42)  $          (2.46)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted             9,336,340        16,038,009         11,349,154


        The accompanying notes are an integral part of these consolidated financial statements.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
             FOR THE PERIOD FROM OCTOBER 2, 1996 (DATE OF INCEPTION)
                 TO JUNE 30, 1997 AND FOR EACH OF THE TWO YEARS
                       IN THE PERIOD ENDING JUNE 30, 1999


                                                                                          Common Stock
                                                                                --------------------------------

                                                                                                                        Treasury
                                                                                     Shares       No Par Value           Stock
                                                                                ---------------  ---------------     -------------
BALANCE, October 2, 1996 (date of inception)                                    $     1,140,427  $       471,157     $        -

    Issuance of common stock of Tecma Laboratories, Inc.,
       for 100% of the Company                                                        6,600,000         (471,157)             -

    Issuance of common stock, in private placement, net of
       offering costs of $138,931                                                       594,270          758,474              -

    Net loss                                                                                 -                -               -
                                                                                ---------------  ---------------   -------------

BALANCE, June 30, 1997                                                                8,334,697          758,474              -

    Issuance of common stock with warrants, in private
       placement, net of offering costs of $84,065                                      999,502          801,869              -

    Issuance of common stock for services                                               300,000               -               -

    Issuance of common stock in connection with investment
       in unconsolidated subsidiary                                                     250,000          125,000              -

    Repurchase of 13,750 shares of common stock                                              -                -           (7,973)

    Issuance of common stock with warrants in private
       placement, net of offering costs of $121,138                                   1,095,512          670,146              -

    Issuance of common stock for financing services                                     100,000               -               -

    Issuance of common stock in consideration for 100% of the
       common stock of Microphase Telecommunications, Inc.                            2,500,000        1,710,000              -

    Net loss                                                                                 -                -               -
                                                                                ---------------  ---------------   -------------

BALANCE, June 30, 1998                                                               13,579,711        4,065,489          (7,973)

    Issuance of common stock in private placements,
       net of offering costs of $107,000                                              3,120,000        3,013,000              -

    Issuance of common stock for services                                             1,599,332               -               -

    Issuance of common stock with warrants in private
       placement, net of offering costs of $45,353                                      642,000          773,197              -

    Issuance of common stock in private placement,
       net of offering costs of $679,311                                              4,426,698       10,387,434              -

    Issuance of stock options for services                                                   -                -               -

    Issuance of warrants for services                                                        -                -               -

    Deferred employee stock option compensation                                              -                -               -

    Net loss                                                                                 -                -               -
                                                                                ---------------  ---------------   -------------

BALANCE, June 30, 1999                                                               23,367,741  $    18,239,120     $    (7,973)
                                                                                ===============  ===============     ===========




                                                                                                                          Total
                                                               Additional                                              Stockholders'
                                                                Paid-in            Deferred          Accumulated        (Deficit)
                                                                Capital          Compensation          Deficit           Equity
                                                             --------------    ----------------   ----------------   ---------------
BALANCE, October 2, 1996 (date of inception)                 $           -     $            -     $      (537,707)   $      (66,550)

    Issuance of common stock of Tecma Laboratories, Inc.,
       for 100% of the Company                                           -                  -             537,707            66,550

    Issuance of common stock, in private placement, net of
       offering costs of $138,931                                        -                  -                  -            758,474

    Net loss                                                             -                  -            (781,246)         (781,246)
                                                              --------------   ----------------   ----------------   ---------------

BALANCE, June 30, 1997                                                   -                  -            (781,246)          (22,772)

    Issuance of common stock with warrants, in private
       placement, net of offering costs of $84,065                       -                  -                  -            801,869

    Issuance of common stock for services                           150,000                 -                  -            150,000

    Issuance of common stock in connection with investment
       in unconsolidated subsidiary                                      -                  -                  -            125,000

    Repurchase of 13,750 shares of common stock                          -                  -                  -             (7,973)

    Issuance of common stock with warrants in private
       placement, net of offering costs of $121,138                      -                  -                  -            670,146

    Issuance of common stock for financing services                      -                  -                  -                 -

    Issuance of common stock in consideration for 100% of the
       common stock of Microphase Telecommunications, Inc.               -                  -                  -          1,710,000

    Net loss                                                             -                  -          (4,341,059)       (4,341,059)
                                                              --------------   ----------------   ----------------   ---------------

BALANCE, June 30, 1998                                              150,000                 -          (5,122,305)         (914,789)

    Issuance of common stock in private placements,
       net of offering costs of $107,000                                 -                  -                  -          3,013,000

    Issuance of common stock for services                         8,760,866                 -                  -          8,760,866

    Issuance of common stock with warrants in private
       placement, net of offering costs of $45,353                  786,450                 -                  -          1,559,647

    Issuance of common stock in private placement,
       net of offering costs of $679,311                                 -                  -                  -         10,387,434

    Issuance of stock options for services                        7,129,890                 -                  -          7,129,890

    Issuance of warrants for services                                16,302                 -                  -             16,302

    Deferred employee stock option compensation                          -            (140,000)                -           (140,000)

    Net loss                                                             -                  -         (22,838,344)      (22,838,344)
                                                              --------------   ----------------   ----------------   ---------------

BALANCE, June 30, 1999                                       $   16,843,508    $      (140,000)   $   (27,960,649)   $    6,974,006
                                                              ==============    ===============    ===============    ==============


        The accompanying notes are an integral part of these consolidated financial statements.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JUNE 30 1998 AND 1999 AND
            FROM OCTOBER 2, 1996 (DATE OF INCEPTION) TO JUNE 30, 1999



                                                                                                              From
                                                                           For the Years Ended            October 2, 1996
                                                                                June 30,                (Date of Inception)
                                                                   ----------------------------------       to June 30,
                                                                         1998               1999               1999
CASH FLOWS FROM OPERATING ACTIVITIES:                              ----------------   ----------------  -----------------
    Net loss                                                       $    (4,341,059)   $   (22,838,344)  $    (27,960,649)
    Adjustments to reconcile net loss to net cash used in
       operating activities-
          Depreciation and amortization                                     56,505            454,494            523,574
          Loss on disposal of fixed assets                                      -               7,062              7,062
          Loss on unconsolidated subsidiary                                304,845          1,161,622          1,466,467
          Non-cash common stock, common stock option and warrant
              expense                                                      150,000         15,768,058         15,918,058
          Changes in assets and liabilities-
              Prepaid expenses and other current assets                     (9,295)           (82,100)           (98,100)
              Cash overdraft                                                 8,432             (8,432)                -
              Receivables from subsidiary                                 (150,000)                -            (150,000)
              Accounts payable                                           1,620,387         (1,272,815)           433,769
              Accrued expenses                                             452,180          1,360,779          2,040,157
              Due to affiliates                                             78,294           (511,394)          (421,335)
              Deferred revenue                                                  -              40,000             40,000
                                                                   ---------------    ---------------   ----------------
                    Net cash used in operating activities               (1,829,711)        (5,921,070)        (8,200,997)
                                                                   ---------------    ---------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in unconsolidated subsidiary                               (300,000)                -            (300,000)
    Proceeds from defaulted license agreement with
       unconsolidated subsidiary                                           300,000                 -             300,000
    Investment in licensing rights and organizational costs                     -             (59,907)          (114,672)
    Purchase of property and equipment                                     (16,918)          (280,744)          (378,568)
                                                                   ---------------    ---------------   ----------------
                    Net cash used in investing activities                  (16,918)          (340,651)          (493,240)
                                                                   ---------------    ---------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    (Repayment of) proceeds from loan payable                              210,000           (210,000)                -
    Net proceeds from issuance of common stock                           1,482,815         14,449,581         16,680,070
    Repurchase of treasury stock at cost                                    (7,973)                -              (7,973)
                                                                   ---------------    ---------------   ----------------
                    Net cash provided by financing
                        activities                                       1,684,842         14,239,581         16,672,097
                                                                   ---------------    ---------------   ----------------
                    Net (decrease) increase in cash                       (161,787)         7,977,860          7,977,860
CASH, beginning of period                                                  161,787                 -                  -
                                                                   ---------------    ---------------   ---------------
CASH, end of period                                                $            -     $     7,977,860   $      7,977,860
                                                                   ===============    ===============   ================


        The accompanying notes are an integral part of these consolidated financial statements.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

1.  ORGANIZATION AND NATURE OF BUSINESS

mPhase Technologies, Inc. (the "Company") was organized on October 2, 1996.

On February 17, 1997, the Company acquired Tecma Laboratories, Inc., ("Tecma") in a transaction accounted for as a reverse merger whereby Tecma issued 6,600,000 shares of its common stock for all of the issued and outstanding shares of the Company. Tecma was primarily engaged in research and development of certain patented products in the health care field.

On June 25, 1998, the Company acquired Microphase Telecommunications, Inc. ("MicroTel") a Delaware corporation, through the issuance of 2,500,000 shares of its common stock in exchange for all the issued and outstanding shares of MicroTel (Note 4). The assets acquired in this acquisition were patents and patent applications utilized in the Company's proprietary Traverser-TM-
Digital Video Data Deliver System ("Traverser-TM-").

On August 21, 1998, the Company incorporated a 100% wholly owned subsidiary called mPhaseTV.net, Inc., a Delaware corporation. The Company intends for this subsidiary to be the marketing vehicle for its cable business.

The primary business of mPhase is to design, develop, manufacture and market high-bandwidth telecommunications products incorporating direct subscriber line ("DSL") technology. The present activities of the Company are focused on the completion of its proprietary Traverser-TM- utilizing existing twisted pair copper wire infrastructure in "plain old telephone systems" ("POTS").

2.  LOSSES DURING THE DEVELOPMENT STAGE

The Company has incurred operating losses totaling $27,960,649 from October 2, 1996 (date of inception) through June 30, 1999.

The Company is in the development stage and its present activities are focused on the completion of its proprietary Traverser-TM-. Because mPhase is in the development stage, the accompanying financial statements should not be regarded as typical for normal operating periods.

Additional equity financing will be required to complete the product development stage, and the transition, ultimately, to profitable operations. Sufficient capital resources are available for the Company to maintain its present level of development stage operations for the near term, defined as one year. Management believes that it will be able to continue to raise sufficient capital to complete the development stage of the Traverser-TM-.

3.  SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 1999.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of three to five years.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred.

INCOME TAXES

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. Because of the uncertainty regarding the Company's future profitability, the future tax benefits of its losses have been fully reserved for. Therefore, no benefit for the net operating loss has been recorded in the accompanying consolidated financial statements.

PATENTS AND LICENSES

Patents and licenses are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset, generally five years.

Amortization expense was $24,252 and $400,299 for the years ended June 30, 1998 and 1999, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash, cash equivalents and accounts payable approximate their fair values due to their short maturities.

LOSS PER COMMON SHARE, BASIC AND DILUTED

The Company accounts for net loss per common share in accordance with the provisions of Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("EPS"). SFAS No. 128 reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their effect is antidilutive.

LONG-LIVED ASSETS

The Company accounts for long-lived assets under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of," which states that whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and long-lived assets and certain identifiable intangibles are to be disposed of, they should be reported at the lower of carrying amount or fair value less cost to sell. The Company does not believe that any such changes in circumstances have occurred.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value-based method, as defined, had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123. Compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

The Company accounts for nonemployee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more readily determinable.

4.  ACQUISITION OF MICROTEL

In June 1998, the Company issued 2,500,000 shares of common stock in exchange for all of the issued and outstanding shares of MicroTel, a wholly owned subsidiary of Microphase, Inc. The transaction was accounted for as a purchase pursuant to APB 16. The total purchase price of approximately $1,870,000 which was based on the fair market value of the shares issued, was allocated to the patents and is being amortized over an estimated useful life of five years. Pursuant to the agreement of merger, MicroTel has become a wholly owned subsidiary.

5.  PROPERTY AND EQUIPMENT

Property and equipment, at cost, at June 30, 1999 is as follows:

           Equipment used in research and development                              $    318,870

           Office equipment                                                              53,399
                                                                                   ------------
                                                                                        372,269
           Less- Accumulated depreciation                                               (77,317)
                                                                                   ------------
                                                                                   $    294,952
                                                                                   ============

Depreciation expense for the years ended June 30, 1998 and 1999 was $32,253 and $54,195, respectively. Depreciation expense included in research and development for the years ended June 30, 1998 and 1999 was $27,374 and $44,191, respectively.

6.  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

On July 31, 1997, the Company agreed to purchase up to a 50% interest in Complete Telecommunications, Inc. ("CTI"), with Global Music and Medica, Inc. ("Global"), in which a 41.724% interest was acquired for $425,000, representing cash of $300,000 and 250,000 shares of mPhase common stock valued at $0.50 per share, its fair market value. CTI was intended to be a local cable provider and a marketing vehicle for the Company's technology in certain markets in the United States. The investment, which was accounted for using the equity method, was written off during 1998. The Company recorded a loss from unconsolidated subsidiary as a result of the Company's share in the net losses of CTI. The loss is included in the accompanying consolidated statement of operations for the year ended June 30, 1998.

7.  STOCKHOLDERS' EQUITY

The Company has authorized capital of 50,000,000 shares of common stock with no par value.

Tecma issued 6,600,000 shares of common stock for all of the issued and outstanding shares of the Company in the reverse acquisition (Note 1).

In June 1997, the Company sold 594,270 shares of its common stock in a private placement at $1.51 per share, for proceeds of $758,474, net of offering costs of $138,931.

In October 1997, the Company issued 250,000 shares of its common stock in connection with its investment in CTI (Note 6).

During the year ended June 30, 1998, the Company sold, pursuant to private placements, 2,095,014 shares of its common stock together with 1,745,179 warrants for proceeds to the Company of $1,472,015, net of offering costs of $205,203 . The warrants were issued to purchase one share each of common stock at an exercise price of $0.75. Included in offering costs are 100,000 shares of common stock issued for services provided by a third party at $0.50, its fair market value. All warrants were exercised subsequent to June 30, 1999.

During the year ended June 30, 1998, the Company issued 300,000 shares of common stock to consultants for services at $.50 per share, its fair market value. The Company recorded a charge to operations of $150,000 in the accompanying consolidated statement of operations.

On June 25, 1998, the Company issued 2,500,000 shares of its common stock for all of the outstanding stock of MicroTel (Note 4) for approximately $1,710,000, its fair market value.

In November 1998, the Company sold, pursuant to private placements, 3,120,000 shares of its common stock to several investors at a price of $1.00 per share, net of offering costs of approximately $107,000.

During the year ended June 30, 1999, the Company issued 1,599,332 shares of common stock to employees and consultants for services performed. The Company recognized a charge to operations of $8,760,866, based on the fair market value of the shares.

During the year ended June 30, 1999, the Company sold, pursuant to private placements, 642,000 shares of common stock together with 642,000 warrants, each to purchase one share of the Company's common stock at a price of $2.50. The warrants expire on June 30, 2004. The total proceeds received for the offering were $1,559,647, net of offering costs of $45,353. The Company allocated approximately $786,450 to the warrants based on the relative fair values of the common stock and the warrants.

In June 1999, the Company sold, pursuant to private placements, 4,426,698 shares of its common stock at a price of $2.50 per share for $10,387,434, net of offering costs of $679,311, of which $510,500 represented a stock subscription receivable at June 30, 1999. This amount was received by the Company subsequent to year-end.

STOCK INCENTIVE PLAN

On August 15, 1997, the Company established its Long Term Stock Incentive Plan. Included as part of the Long Term Stock Incentive Plan, is the Stock Option Plan (the "Plan"), in which incentive stock options and nonqualified stock options may be granted to officers, employees and consultants of the Company. Vesting terms of the options range from immediately to two years and generally expire in five years.

A summary of the stock option activity for the years ended June 30, 1998 and 1999, pursuant to the terms of the Plan, all of which were nonqualified stock options, is set forth below:


                                                                                             Weighted
                                                                           Number of         Average
                                                                            Options       Exercise Price
                                                                        --------------    --------------
          Outstanding at June 30, 1997                                              -     $          -
              Granted                                                        3,700,000             1.00
              Exercised                                                             -                -
              Canceled                                                              -                -
                                                                        --------------    -------------
          Outstanding at June 30, 1998                                       3,700,000             1.00
              Granted                                                        2,857,500             1.67
              Exercised                                                             -                -
              Canceled                                                         750,000             1.00
                                                                        --------------   --------------
          Outstanding at June 30, 1999                                       5,807,500    $        1.33
                                                                        ==============    =============
          Exercisable at June 30, 1999                                       5,737,500    $        1.33
                                                                        ==============    =============


The weighted average fair value of options granted in 1998 and 1999 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 90%, risk-free interest rate ranging from
4.85 to 6.18 and expected option life of 3 years.

The per share weighted-average fair value of stock options granted during 1998 and 1999 was $1.00 and $4.59, respectively. The per share weighted average remaining life of the options outstanding at June 30, 1998 and 1999 is 4.17 and
3.96 years, respectively.

The Company has elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value. Had compensation expense for stock options granted under the Plan been determined based on fair value at the grant dates, the Company's net loss for 1998 and 1999 would have been increased to the pro forma amounts shown below.


                                                                                     June 30
                                                                                ----------------
                                                                             1998              1999
          Net loss:                                                      --------------  --------------
              As reported                                                $   4,341,059   $   22,838,344
              Pro forma                                                  $   6,421,867   $   24,576,165


For the year ended June 30, 1999, the Company recorded noncash charges and deferred compensation totaling $7,129,890 and $140,000, respectively, in connection with the grant of 1,607,500 options to employees and 1,250,000 options to consultants for services rendered. Such charges are the result of the differences between the quoted market value of the Company's common stock on the date of grant and the exercise price for options issued to employees and Black-Scholes calculations for options issued to consultants. For the year ended June 30, 1998, options were granted at exercise prices based upon recent sales transactions of the Company's stock, which management deems to be the best estimate of fair value for that period.

WARRANTS

In January and April 1998, the Company issued 25,000 and 50,000 warrants, respectively, each to purchase one share of common stock at an exercise price of $1.06 and $2.44, respectively, for consulting services . The warrants expire five years from the date of issuance. At any time after the date of issuance, the Company may, at its option, elect to redeem all of these warrants at $0.01, subject to adjustment, as defined, per warrant, provided that the average closing price of the common stock for 20 business days within any period of 30 consecutive business days exceeds $5.00 per share. As of June 30, 1999, all of these warrants remain outstanding. The fair market values of these warrants were not material.

In July 1998, in connection with the private placements, the Company issued 400,000 warrants, each to purchase one share of common stock at an exercise price of $1.00 per share. The Company allocated the net proceeds from the sale of the common stock to the common stock and the warrants. The warrants expire five years from the date of issuance. The warrant agreement allows the warrant to be exercised through the transfer of cash or through a cashless exercise whereby the number of shares issued to the warrant holder would be reduced by the value of shares necessary to pay for the exercise of the warrants based on the fair market value of the Company's common stock on the date of exercise. The warrants were exercised in July 1999.

In September 1998, the Company issued approximately 6,000 warrants for services, each to purchase one share of common stock at an exercise price of $0.75 per share. The warrants expire five years from the date of grant. The Company determined the fair market value of the warrants issued under the Black-Scholes Option Pricing Model to be $16,302. This amount is included in the Company's selling, general and administrative expenses in the accompanying consolidated statement of operations as of June 30, 1999.

In June 1999, in connection with the private placements, the Company also issued 400,000 warrants each to purchase one share of common stock at an exercise price of $2.50 per share. The Company allocated the net proceeds from the sale of the common stock to the common stock and the warrants. The warrants expire five years from the date of grant. At any time after the date of issuance, the Company may, at its option, elect to redeem all of these warrants at $0.01, subject to adjustment, as defined, per warrant, provided that the average closing price of the common stock for 20 business days within any period of 30 consecutive business days exceeds $10.00 per share. As of June 30, 1999, all of these warrants remain outstanding.

8.  RELATED PARTY TRANSACTIONS

The management of the Company are also employees of Microphase, Inc. ("Microphase") (Note 4). On May 1, 1997, the Company entered into an agreement with Microphase, whereby the Company will use office space as well as the administrative services of Microphase including the use of accounting personnel. This Agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000 per month. Additionally, in July 1998, the Company entered into an agreement with Microphase, whereby the Company reimburses Microphase $40,000 per month for technical research and development assistance. During the period ended June 30, 1998 and 1999, $60,000 and $600,000 have been charged to expense under these Agreements and is included in operating expenses in the accompanying statements of operations. As of June 30, 1999, the Company has $14,335 as due to affiliates included in the accompanying consolidated balance sheet.

On February 15, 1997, the Company entered into a Technology, Patent and Trademark License Agreement (the "Agreement") with MicroTel (Note 4). The agreement permits the Company to utilize the patent and trademark technology of MicroTel under a licensing arrangement. The Company made payments of $37,500 per month, commencing June 1, 1997 for technology development. During the period ended June 30, 1997 and 1998, $37,500 and $450,000 has been charged to expense under this Agreement and is included in licensing fees in the accompanying statement of operations. As of June 25, 1998, the Company acquired MicroTel and as of that date this Agreement is no longer in effect.

During the period ended June 30, 1997, the Company paid $95,141 in offering costs to a securities firm owned by a director, and during the period ended June 30, 1998, the Company paid offering costs to the same firm totaling $153,999.

The Company will be obligated to pay a 3% royalty to Microphase on revenues from the Company's proprietary Traverser-TM- Digital Video Data Delivery System.

9.   COMMITMENTS AND CONTINGENCIES

The Company has entered into various agreements with Georgia Tech Research Corporation ("GTRC"), pursuant to which the Company receives technical assistance in developing the commercialization of its digital video and data system. The dollar amount incurred by the Company for GTRC technical assistance with respect to its research and development activities during the years ended June 30, 1998 and 1999 totaled $2,100,644 and $2,450,253, respectively. If and when sales commence utilizing this particular technology, the Company will be obligated to pay to GTRC a royalty of 3% to 5% of product sales as defined.

10.  INCOME TAXES

No provision has been made for corporate income taxes due to cumulative losses incurred. The Company has available unrealized tax benefits of approximately $5,125,000 in the form of net operating loss ("NOL") carryforwards of approximately $12,292,500 for federal income tax purposes and $12,004,700 for state income tax purposes to reduce future taxable income. If not utilized, the state's NOLs expire at various times through 2005 and the federal NOL's expire at various dates through 2019. Certain changes in stock ownership can result in a limitation in the amount of net operating loss and tax credit carryovers that can be utilized each year.

The Company has recognized these tax benefits as a deferred tax asset subject to a 100% valuation allowance since it is uncertain whether or not these tax benefits will be realized.

11.  SUBSEQUENT EVENTS

On July 26, 1999, 400,000 warrants were converted into 352,239 shares of common stock (Note 7). In accordance with the warrant agreement, the warrant holder had the right to initiate a cashless exercise to convert the warrants into shares of common stock in lieu of exchanging cash. The number of shares received was determined by dividing the aggregate fair market value of the shares minus the aggregate exercise price of the warrants by the fair market value of one share.

As a result of certain disputes with Global (Note 6) which arose prior to June 30, 1999, a settlement agreement was signed on August 16, 1999 which provided for the dissolution of CTI. The settlement agreement provided for the following by the Company: the payment of $100,000 cash, issuance of 75,000 shares of the Company's common stock and the grant of 75,000 options with an exercise price equal to the fair market value on the date of settlement to a former officer of CTI, and the repurchase by the Company or Microphase, the co-defendant of 75,000 shares owned by Global at a price equal to the closing bid for the stock on the date of execution of the agreement less two dollars, the granting of 75,000 options and $90,000 in cash to settle employee claims. Approximately $1,200,000 has been accrued for in the accompanying balance sheet as of June 30, 1999 and included in the loss from unconsolidated subsidiary in the accompanying statement of operations.

                                    ITEM III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Our present executive officers and directors are:

NAME                    AGE       POSITION(S)
Necdet F. Ergul          75       Chairman of the Board and Director

Ronald A. Durando        42       Chief  Executive  Officer and Director (principal  executive officer)

Gustave T. Dotoli        62       Chief  Operating  Officer and Director (principal  financial and accounting officer)

David Klimek             44       Chief Technology Officer and Director

Hal L. Willis            45       Executive Vice President - Corporate Development

Susan E. Cifelli         41       Executive Vice President - Sales and Marketing

J. Lee Barton            45       Director

The current executive officers and directors, along with their backgrounds, are set forth below:

     NECDET F. ERGUL has served as our Chairman of the Board since October 1996 with the exception of a three-month period when he temporarily resigned due to the press of personal business. Mr. Ergul also currently serves as the President and Chief Executive Officer of Microphase Corporation, which he founded in 1955. In addition to his management responsibilities at Microphase, he is active in engineering design and related research and development, Mr. Ergul holds a Masters Degree in Electrical Engineering from the Polytechnic Institute of Brooklyn, New York.

     RONALD A. DURANDO is a co-founder of mPhase and has served as our President and Chief Executive Officer since our inception in October 1996. Prior to joining us, Mr. Durando was President and Chief Executive Officer of Nutley Securities, Inc., a registered broker-dealer. In addition, Mr. Durando currently serves as the Chief Operating Officer of Microphase Corporation, a leading developer of telecommunications technology. He is also Chairman of the Board of Janifast Ltd., a U.S. Holding Corp. for operational and manufacturing companies in Hong Kong and China. on November 26, 1999 Mr. Durando acquired, via a 100% ownership of Packet Port Inc., a controlling interest in Linkon Corporation, now known as PacketPort.Com Inc.

     GUSTAVE T. DOTOLI has served as our Chief Operating Officer since October 1996. In addition, Mr. Dotoli currently serves as the Vice President of Corporate Development of Microphase Corporation. He is formerly the President and Chief Executive Officer of the following corporations: Imperial Electro-Plating, Inc., World Imports USA, Industrial Chemical Supply, Inc., SISCO Beverage, Inc. and Met Pack, Inc. Mr. Dotoli received a B.S. in Industrial Engineering from Fairleigh Dickenson University in 1959.

     DAVID KLIMEK is a co-founder of mPhase and has served as our Chief Technology Officer since June 1997 and as Director of Engineering since our inception in October 1996. He has more than 18 years of technical engineering and design expertise and presently holds 13 individual or co-authored U.S. patents. From 1982 to 1990, Mr. Klimek was the R&D manager of Digital Controls, Inc. Mr. Klimek received his B.S. in Electrical Engineering in 1982 from Milwaukee School of Engineering, Milwaukee, Wisconsin. In addition, he graduated from the U.S. Navy Basic Electronics School at Great Lakes Naval Training Center in 1972.



                                      III-1

     HAL L. WILLIS has been our Executive Vice President - Corporate Development since October 1998. Prior to joining us, Mr. Willis has 17 years of cable television industry experience with Gaylord Entertainment Company. Mr. Willis was formerly Vice President and General Manager - Worldwide for the Country Music Television Cable Network and General Counsel of the Nashville Network.

     SUSAN E. CIFELLI joined us in the capacity of Executive Vice President - Marketing during February 1999. Ms. Cifelli has 18 years of experience in the telecommunications industry with Bell Atlantic, NYNEX and New England Telephone Company. Most recently, she was Project Manager for the "Infospeed" DSL Services Marketing Project at Bell Atlantic. Prior to this, she was the Project and Product Manager for marketing InfoFone Services in the State of New York. Ms. Cifelli holds a Masters of Science degree in Telecommunications & Computing Management from Polytechnic University and a Bachelors of Art from the State University of New York at Buffalo.

     J. LEE BARTON has served as one of our directors since February 1999. Mr. Barton also serves as President and Chief Executive Officer of Lintel, Inc., a holding company that owns Hart Telephone Company, a 10,000-line local exchange carrier in northeast Georgia; Hart Communications, an interconnect, carriers' carrier and long distance company; Hart Cellular, a partnership in two RSA's in north Georgia; Hart Cable, a recently formed cable television company and Hart GlobalNet.

Item 10.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation earned by our chief executive officer and our two other most highly compensated executive officers for services rendered in all capacities to us for the year ended June 30, 1999 and the two previous fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                  ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                                           ------------------------------------     -----------------------------
                                                                                      RESTRICTED      UNDERLYING
                                                                                        STOCK          OPTIONS
                                           YEAR         SALARY         BONUS           AWARD(S)         /SARS
                                           ----         ------         -----           -------         -------
Ronald A. Durando                           1999        250,000       275,000           400,000         562,500
 Chief Executive Officer                    1998        150,000             -                 -               -
 and President                              1997         75,000             -                 -       1,000,000

Gustave Dotoli                              1999        175,000       100,000           175,000         300,000
 Chief Operating Officer                    1998        120,000             -                 -               -
                                            1997         60,000             -                 -         750,000

David Klimek                                1999         77,138        35,000           275,000         150,000
 Chief Technology Officer                   1998         68,500             -                 -               -
                                            1997         63,100             -                 -         500,000

Hal L. Willis                               1999        105,000             -                 -         100,000
 Executive Vice President-                  1998              -             -                 -               -
 Corporate Development                      1997              -             -                 -               -

No individual named above received prerequisites or non-cash compensation during the years indicated which exceeded the lesser of $50,000 or an amount equal to 10% of such person's salary. No other executive officer received compensation and bonuses that exceeded $100,000 during any year.

The following table contains information regarding options granted in the fiscal year ended June 30, 1999 to the executive officers named in the summary compensation table above. For the fiscal year ended June 30, 1999, we granted options to acquire up to an aggregate of 1,472,500 shares to employees and directors.


                                      III-2

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                                        PERCENTAGE
                                         OF TOTAL
                           NUMBER OF     OPTIONS
                           SECURITIES   GRANTED TO
                           UNDERLYING    EMPLOYEES
                            OPTIONS      IN FISCAL      EXERCISE     EXPIRATION
                           GRANTED (#)     YEAR       PRICE ($/SH)      DATE
                           -----------  ----------    ------------   -----------
Ronald A. Durando            312,500       21.2           1.00          2004
                             250,000       17.0           2.50          2004

Gustave T. Dotoli            150,000       10.2           1.00          2004
                             150,000       10.2           2.50          2004

David Klimek                  50,000        3.4           1.00          2004
                             100,000        6.8           2.50          2004

Hal L. Willis                 50,000        3.4           1.00          2004
                              50,000        3.4           2.50          2004


The following table sets forth information with respect to the number and value of outstanding options held by executive officers named in the summary compensation table above at June 30, 1999. The value of unexercised in-the-money options is based upon the difference between $8.00, the closing price of our common stock on June 30, 1999, and the exercise price of the options.

                          FISCAL YEAR-END OPTION VALUES

                       NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                      UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS AT
                      OPTIONS AT YEAR END (#)            YEAR END ($)
                    EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
                    -----------   -------------    -----------   -------------
Ronald A. Durando     1,487,500        -            10,037,500         -
Gustave T. Dotoli     1,000,000        -             6,775,000         -
David Klimek            650,000        -             4,400,000         -
Hal L. Willis           100,000        -               625,000         -


                                      III-3

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of November 30, 1999 certain information regarding the beneficial ownership of shares of our common stock:

     -    by each of our directors;

     - by each person who is known by us to beneficially own 5% or more of the outstanding shares of common stock;

     - by each of our executive officers named in the summary compensation table; and

     -    by all of our executive officers and directors as a group.

                                                  OPTIONS
                                                 AMOUNT AND
                                                 NATURE OF         PERCENTAGE
                                                 BENEFICIAL        OF COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER (1)         OWNERSHIP         STOCK (2)
------------------------------------             ---------         ---------
Necdet F. Ergul                                   1,425,000            5.5
Ronald A. Durando (3)(6)                          3,383,648           13.1
Gustave Dotoli (6)                                1,775,000            6.9
J. Lee Barton (4)                                 2,720,000           10.6
David Klimek                                      1,190,000            4.6
Hal L. Willis                                       100,000             .5
Susan E. Cifelli                                    130,000             .5
Lintel, Inc. (5)                                  1,945,000            7.5
All executive officers and directors as
 a group (seven people)                          10,723,648           41.6


*    Less than 1%

(1) Unless otherwise indicated, the address of each beneficial owner is 587 Connecticut Avenue, Norwalk, Connecticut 06854-0566

(2) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The percentage for each beneficial owner listed above is based on 25,771,825 shares outstanding on November 30, 1999. In accordance with the rules of the Securities and Exchange Commission, options to purchase shares of common stock that are exercisable as of August 5, 1999 or exercisable within 60 days thereafter, are deemed to be outstanding and beneficially owned by the person holding such options for the purpose of computing such person's percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The number of shares indicated in the table include the following number of shares issuable upon the exercise of warrants or options: Necdet F. Ergul - 325,000; Ronald A. Durando - 1,487,500; Gustave Dotoli - 1,000,000; J. Lee Barton - 100,000; David
     Klimek - 650,000; Hal L. Willis - 100,000; and Susan E. Cifelli - 130,000.

(3) Includes 320,000 shares held by Nutley Securities, Inc., and 315,000 shares held by Packet Port, Inc. which are wholly-owned by Mr. Durando.

(4) Includes 1,945,000 shares held by Lintel, Inc., of which Mr. Barton is the president and chief executive officer.

(5) The address for Lintel, Inc. is 196 North Forest Avenue, P.O. Box 388, Hartwell, GA 30643.

(6) Does not include 75,000 and 50,000 options to purchase, at $1.00 per share, assigned to unrelated parties.



                                      III-4

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our management are affiliated by employment at and/or ownership of a related group of companies, including Microphase Corporation, Complete Telecommunications, Inc. (which was dissolved subject to a settlement dated August 16, 1999), Packet Port, Inc. and PacketPort.com and Janifast Holdings, Ltd., which may record material transactions with us. As a result of such affiliations, our management in the future may have conflicting interests with these affiliated companies.

Necdet F. Ergul, Ronald A. Durando and Gustave T. Dotoli, our Chairman, Chief Executive Officer and Chief Operating Officer, respectively, are executive officers and shareholders of Microphase and Ronald Durando and Gustave Dotoli are president and vice-president of PacketPort.com..

     - We reimburse Microphase $50,000 per month for research and development services and administrative expenses incurred for the use of Microphase's office space, lab facilities and administrative staff.

     - On June 25, 1998, we issued 2,500,000 shares to several individuals, including Necdet F. Ergul, Ronald A. Durando and Gustave T. Dotoli, in consideration for all the issued and outstanding shares of Microphase Telecommunications, Inc., which at the time was an affiliate of Microphase.

     - At June 30, 1999, we owed Microphase $14,335 in respect to research and development and general administrative expenses.

In June 1999, we issued 200,000 shares of common stock to David Klimek, one of our directors and executive officers, as a technical advisory fee in connection with our acquisition of Microphase Telecommunications, Inc. referred to above.

Ronald A. Durando is the owner/sole shareholder of Nutley Securities, Inc., a former registered broker-dealer, which is not a private investment company under the Investment Advisors Act of 1940.

     - In February 1997 we issued 600,000 shares to Nutley Securities as a "finder's fee" in connection with the acquisition of Lightpaths, Inc. of which 280,000 shares were contemporaneously assigned to co-finders.

     - During the period ended June 30, 1997, we paid $95,141 to Nutley Securities in offering costs, and during the period ended June 30, 1998, we incurred offering costs with Nutley Securities totaling $153,999.

In August 1997, we granted Thomas A. Murphy a former director and officer of mPhase, options to purchase 750,000 shares of our common stock at an exercise price of $1.00 per share. Mr. Murphy has agreed to waive his right to purchase such shares as part of a settlement relating to his termination as an employee at mPhase.



                                      III-5

In October 1997, in connection with a planned joint venture licensing agreement with Global Music & Media, Inc., a Tennessee corporation, we became the 41.724% owner of Complete Telecommunications, Inc. mPhase invested $300,000 in Complete Telecommunications and issued to Global Music & Media 250,000 shares of our common stock. We also loaned $150,000 to the joint venture. No payments have been received by us from the joint venture with Global Music & Media. During the fiscal year 1998, Global Music & Media commenced an action against us alleging it was the holder of an exclusive license to market our Traverser technology and related projects, which action was settled on August 16, 1999, the effect of which was included in the Loss on Unconsolidated Subsidiaries for the year ended June 30, 1999. See "Legal Proceedings."

One of our directors, J. Lee Barton, is the president and chief executive officer of Lintel Inc. Lintel is the parent corporation of Hart Telephone Company, our beta customer located in Hartwell, Georgia, where we have installed our prototype product and commenced beta testing. In December 1998, we issued 3,115,000 shares in a private placement to J. Lee Barton, several members of his family, Lintel, several employees of Lintel and two employees of Microphase for a purchase price of approximately $1.03 per share, or an aggregate purchase price of $3,197,416.

Janifast Holdings, Ltd., a Delaware corporation, is the parent corporation of the manufacturer which has produced components for our prototype Traverser DVDDS product, and may produce such components for us in the future. Necdet F. Ergul, Ronald A. Durando and Gustave T. Dotoli are controlling shareholders of Janifast with an aggregate ownership interest of greater than 75% of Janifast. Mr. Durando is chairman of the board of directors and each of Messrs. Dotoli and Ergul are directors of Janifast.

On November 26, 1999, PacketPort, Inc. a company owned 100% by Mr. Durando, acquired controlling interest in Linkon Corp., which subsequently changed its name to PacketPort.com, Inc. In connection with this transaction, Mr. Durando transferred 350,000 shares of mPhase common stock to Packet Port, Inc. Mr. Durando was elected president and Mr. Dotoli vice president of PacketPort.com, Inc.

(a)      (1)

Following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit Number
 Reference               Description
    (3a)*                Articles of Incorporation, as amended

    (3b)*                By-laws, as amended

    (4)*                 Specimen of Common Stock certificate

    (10b)*               Incentive Stock Option Plan

    (10c)*               Form of Incentive Stock Option


                                      III-6

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        mPHASE TECHNOLOGIES, INC.
                                        Formerly Tecma Laboratories, Inc.



Dated: December 30, 1999                By: /s/ RONALD A. DURANDO
                                            ------------------------------------
                                            Ronald A. Durando, President, CEO



                                      III-7