Form 10QSB
period 1999-09-30
MPHASE TECHNOLOGIES INC
filed 2000-02-14
CIK 825322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended September 30, 1999           Commission File No.000-24969


          MPHASE TECHNOLOGIES, INC. (FORMERLY TECMA LABORATORIES, INC.)
             (Exact name of registrant as specified in its charter)

        NEW JERSEY                                          22-2287503
-------------------------------                        ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization                         Identification Number)

587 CONNECTICUT AVE., NORWALK, CT                              06854-0566
----------------------------------------                       -----------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number, (203)   838    -   2741
                           ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

         Yes:   X          No:
             -------          -------


Transitional Small Business Disclosure Format:

         Yes:   X          No:
             -------          -------

The number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1999 is 25,771,825 shares all of one class of $0 stated value no par common stock.

                            MPHASE TECHNOLOGIES, INC.
                       (FORMERLY TECMA LABORATORIES, INC.)



                                      INDEX


                                                                                                  PAGE

PART I            FINANCIAL INFORMATION

                  Consolidated Balance Sheet - September 30, 1999                                  1

                  Consolidated Statements of Operations - Three
                    Months Ended September 30, 1999 and 1998                                       2

                  Consolidated Statement of Cash Flows - Three
                    Months Ended September 30, 1999 and 1998                                       4

                  Notes to Financial Statements                                                    4-5

                  Management's Discussion and Analysis of financial
                    conditions and results of operations                                           6-9


PART II           OTHER INFORMATION

                  Item 1.           Legal Proceedings                                              10

                  Item 2.           Changes in Securities                                          10

                  Item 3.           Defaults Upon Senior Securities                                10

                  Item 4.           Submission of Matters to a Vote of
                                      Security Holders                                             10

                  Item 5.           Other Information                                              10

                  Item 6.           Exhibits on Reports on Form 8-K                                10

Signature Page                                                                                     11


                            mPHASE TECHNOLOGIES, INC.
                        Formerly Tecma Laboratories, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                               September 30, 1999
                                   (Unaudited)







ASSETS

Current Assets
  Cash and equivalents                                 $  6,137,490
  Due from affiliate                                         12,525
  Prepaid expenses and other current assets                 398,048
                                                       ------------
      TOTAL CURRENT ASSETS                                6,548,063

Property and equipment, net of accumulated
  depreciation of $119,741                                  461,679

Patents and licensing rights, net of accumulated
 amortization of $555,513                                 1,642,705
                                                       ------------

      TOTAL ASSETS                                     $  8,652,447
                                                       ============


      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable                                       $  1,058,453
Accrued expenses                                            770,004
Deferred revenue                                             40,000
                                                       ------------

      TOTAL LIABILITIES                                   1,868,457
                                                       ------------

STOCKHOLDERS' EQUITY

Common stock, no par value, 50,000,000 shares
 authorized; 25,771,825 shares issued and
 outstanding shares at September 30, 1999                   257,718
Additional paid in capital                               37,386,256
Deferred compensation                                      (120,000)
Deficit accumulated during development stage            (30,732,011)
Treasury stock, 13,750 shares at cost                        (7,973)
                                                       ------------

TOTAL STOCKHOLDERS' EQUITY                                6,783,990
                                                       ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  8,652,447
                                                       ============



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



                                                                                                   October 2,
                                                                                                      1996
                                                                                                    (Date of
                                                                         For the                    Inception)
                                                                    Three Months Ended                 to
                                                                        September 30,              September 30,
                                                                   1998               1999              1999
                                                                 --------           --------          --------



TOTAL REVENUES                                                $         -         $                $        -
                                                               ----------         ----------        ----------
      TOTAL REVENUE                                                     -                                    -
                                                               ----------         ----------        ----------

COSTS AND EXPENSES
  Research and development                                      1,118,930          1,491,034         7,543,719
  General and administrative                                      407,098          1,163,766         7,647,398
  Licensing fees                                                        -                  -           487,500
  Depreciation and amortization                                   101,081            114,140           564,096
  Stock based compensation                                              -             20,000        13,022,605
                                                               ----------         ----------        ----------

      TOTAL COSTS AND EXPENSES                                  1,627,109          2,788,940        29,265,318
                                                               ----------         ----------        -----------

      LOSS FROM OPERATIONS                                      1,627,109          2,788,940        29,265,318
                                                               ----------         ----------        ----------

      OTHER INCOME (EXPENSE):
       LOSS FROM UNCONSOLIDATED
        SUBSIDIARY                                                      -                  -        (1,466,467)
      INTEREST INCOME (EXPENSE), NET                               (6,300)            17,578              (226)
                                                               ----------         ----------        ----------


      NET (LOSS)                                              $(1,633,409)       $(2,771,362)     $(30,732,011)
                                                               ==========         ==========        ==========


LOSS PER COMMON SHARE; basic and diluted                      $     (.19)        $      (.11)     $      (2.68)
                                                               ==========         ==========       ===========

WEIGHTED AVERAGE COMMON SHARES;
 OUTSTANDING, Basic and diluted                                 8,384,532         24,942,965         11,480,425
                                                               ==========         ==========       ===========






See notes to the consolidated financial statements.
                                                                             2.

                            mPHASE TECHNOLOGIES, INC.
                        Formerly Tecma Laboratories, Inc.
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                                                  October 2,
                                                                                                                     1996
                                                                                                                   (Date of
                                                                                            For the                Inception)
                                                                                       Three Months Ended             to
                                                                                         September 30,            September 30,
                                                                                     1998             1999            1999
                                                                                   --------         --------        --------


  Cash Flow Used In Operating
   Activities:
   Net (Loss)                                                                     $(1,633,409)       $(2,771,362)   $(30,732,011)
  Adjustments to reconcile net (loss)
   to net cash (used in) operating
   activities:
    Depreciation and amortization                                                     108,460            152,115         675,689
    Loss on disposal of fixed asset                                                         -                  -           7,062
    Loss on unconsolidated subsidiary                                                       -                  -       1,466,467
    Non-cash common stock                                                                   -             20,000      15,938,058
    Common stock option and warrant expense

Changes in assets and liabilities:
   Deposits
   Prepaid expenses and other current assets                                           11,600           (299,948)      (398,048)
   Accounts payable                                                                  (139,759)           524,681      1,058,454
   Accrued expenses                                                                   850,753         (1,419,530)      (620,627)
   Due to affiliate                                                                   358,898            (26,860)      (448,195)

Deferred revenue                                                                       25,000                  -         40,000
   cash overdraft                                                                      (8,432)
   Receivables from
     unconsolidated subsidiary                                                                                 -       (150,000)


      Net cash (used in) operating
        activities                                                                   (826,889)        (3,720,900)   (11,921,897)
Cash Flow Used in Investing Activities:

  Investment in unconsolidated subsidiary                                                   -                  -       (300,000)
  Investment in licensing rights and organizational costs                                (695)            (9,703)      (124,375)
  Investment in fixed assets                                                           (3,282)          (209,151)      (587,719)
  Proceed from default of license agreement with
    unconsolidated subsidiary                                                               -                  -       (300,000)

      Net cash (used in) investing
       activities                                                                      (3,977)          (218,854)      (712,094)
Cash Flow From Financing Activities:
  Proceeds from issuance of common stock                                            1,050,000          2,099,384     18,779,454
  Repurchase of treasury stock at cost                                                      -                  -         (7,973)


     Net cash provided by financing
      activities                                                                    1,050,000          2,099,384     18,771,481
Net Increase (Decrease)in Cash                                                        219,134         (1,840,370)     6,137,490
Cash, Beginning of Period                                                                   -          7,977,860              -
Cash, End of Period                                                               $   219,134          6,137,490      6,137,490
                                                                                  ===========        ===========     ==========


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

A.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For the year ending June 30, 1998, and all periods presented thereafter, the Company adopted FASB 128 to compute earnings per share. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their effect is antidilutive. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on form 10KSB for the year ended June 30, 1999.


B.       RESEARCH AND DEVELOPMENT

         Research and development costs are charged to operations as incurred.

                            mPHASE TECHNOLOGIES, INC.
                           Formerly Tecma Laboratories
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


C.       RELATED PARTY TRANSACTIONS

         The management of the Company are also employee of Microphase, Inc. ("Microphase"). On May 1, 1997, the Company entered into an agreement with Microphase, whereby the Company will use office space as well as the administrative services of Microphase including the use of accounting personnel. This Agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000 per month. Additionally, in July 1998, the Company entered into an agreement with Microphase, whereby the Company reimburses Microphase $40,000 per month for technical research and development assistance. During the period ended September 30, 1998 and 1999, $150,000 and $203,225, respectively, have been charged to expense under these Agreements and is included in operating expenses in the accompanying statements of operations. As of September 30, 1999, the Company has $12,525 due from affiliates included in the accompanying consolidated balance sheet.

         The Company will be obligated to pay a 3% royalty to Microphase on revenues from the Company's proprietary Traverser-TM- Digital Video Data Delivery System. No such royalty payments have been made to date.

D.       COMMITMENTS AND CONTINGENCIES

         The Company has entered into various agreements with Georgia Tech Research Corporation ("GTRC"), pursuant to which the Company receives technical assistance in developing the commercialization of its digital video and data system. The dollar amount incurred by the Company for GTRC technical assistance with respect to its research and development activities during the three months ended September 30, 1998 and 1999 totaled $958,130 and $1,085,515, respectively. If and when sales commence utilizing this particular technology, the Company will be obligated to pay to GTRC a royalty of 3% to 5% of product sales as defined.

E.       INCOME TAXES

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 vs. September 30, 1998

The Company recorded a net loss of $2,771,362 for the three months ended September 30, 1999 as compared to a loss of $1,633,409 for the comparable period ended September 30, 1998. This represents a loss per common share of $.11 for the period ended September 30, 1999 as compared to a loss per common share of $.19 for the period ended September 30, 1998. Research and development expenses were $1,491,034 in 1999 compared to $1,118,930 in 1998 and general and administrative expenses rose to $1,163,766 in 1999 from $407,098 for the comparable quarter in 1998. The increase in the administrative costs primarily relate to the hiring of full time employees, implementation of management employment agreements, market making expenses relating to investor relations and an increase in the Company's marketing efforts as the Company is preparing for the release of its first commercial product which is expected to be available in the year 2000.

PLAN OF OPERATIONS

Year 2000 Issues

Many computer systems and software programs, including several used by the Company may require modification and conversion to allow date code fields to accept dates beginning with the year 2000. Major system failures or erroneous calculations can result if computer system failures are not year 2000 compliant.

The Company is in the process of evaluating the computer systems they now have in use and does not anticipate a major undertaking to be compliant. The Company experienced no difficulty at the turn of the new calendar year.

All costs associated with year 2000 compliance that have been incurred by the Company have been expensed and have not been capitalized. The overall cost to the Company of modifications and conversion for year 2000 compliance with relation to the financial statements taken as a whole is not material. The Company is advised by a substantial majority of its vendors of computer products upgraded to be year 200 compliant, or will not be affected by the year 2000 problem. The Company's business could be materially adversely affected if the Company's computer-based systems are not year 2000 compliant in a timely manner, the company incurs significant additional expenses pursuing year 2000 compliance, the Company's vendors do not timely provide year 200 compliant products, or the COmpany is subject to warranty or other claims by the Company's clients related to product failures caused by the year 2000 problem.

Research and Development Activities

Georgia Tech conducts a significant amount of research and development for us pursuant to a basic ordering agreement comprised of a series of delivery orders, which outline the timing, necessary actions and form of payment for specific tasks related to the completion of certain components of the Traverser product lines. After the development of the Traverser DVDDS version 1.1, we expect Georgia Tech to continue research and development of the Traverser product to enhance features and functionality, as well as to coordinate the effect to develop the Traverser, version 2.0 and additional products utilizing Traverser technology.

For the three months ended September 30,1998, 1999 and for the period since inception (October 2,1996) to September 30,1999, approximately $960,000, $1,085,000 and $5,685,000 respectively, has been billed to mPhase for research and development conducted by Georgia Tech, of which approximately $362,000 was included in accrued expenses as of September 30,1999.

We are the sole, worldwide license of the technology developed by Georgia Tech in conjunction with the Traverser product line. Upon completion of the commercial product, Georgia Tech will receive a royalty of 3% to 5% of product sales.

The amount of research and development costs we have expended from October 2,1996, our inception date, through September 30,1999 was approximately $7,544,000. During the three months ended September 30,1999, we incurred research and development expenses of approximately $1,490,000 as a consequence of the continued development of our current DSL products.

STRATEGIC ALLIANCE IMPLEMENTATION

The manufacturer of the Company's TRAVERSER(TM) DIGITAL VIDEO and DATA Delivery System (DVDDS), Flextronics International LTD. (NASDAQ: FLEX), completed a pilot run of the central office equipment for the (DVDDS) system and presently conducting the pilot run for the Intelligent Network Interface
(INI), (a next generation set top box).

LIQUIDITY AND CAPITAL RESOURCES

At September 30,1999 the Company had working capital of $4,679,606

As a result of anticipated required research and development, capital expenditures and operating losses, during the quarter ended September 30, 1999, we raised additional capital of approximately $1,313,000 through the issuance of common stock from the exercise of warrants held by sophisticated investors in transactions exempt from registration sold during 1998 in an offering pursuant to Rule 505 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. We also received approximately $275,000 from the exercise of previously outstanding stock options granted to employees and consultants. As a result of those private offerings we anticipate having sufficient working capital through the end of fiscal year ending June 2000. We do anticipate that, in connection with the full commercial production of our Traverser DVDDS product we will raise significant additional funds through a public or private offering of our common stock or otherwise during the current fiscal year which will end on June 30, 2000.

                   RISK FACTORS WHICH MAY AFFECT OUR BUSINESS


OUR OPERATING HISTORY IS LIMITED

We have a limited operating history upon which you can evaluate our performance. Before investing in our common stock, you should consider the risks and difficulties we may encounter as development stage company in the rapidly evolving market for high-speed internet access, traditional telephone service and digital television over existing copper telephone lines. These risks include our ability to:

         -        complete our Flagship proovers;

         -        anticipate and adapt to rapid changes in our markets;

         -        attract initial customers and maintain customer satisfaction;

If we do not successfully manage these risks, our business will suffer. We cannot assure you that we will successfully address these risks or that our business strategy will be successful.

WE EXPECT TO INCUR SUBSTANTIAL NET LOSSES FOR THE FORSEEABLE FUTURE.

We expect operating losses and negative cash flow for the foreseeable future as we must invest in marketing and promotional activities, maintenance of the Company's technology and operating systems. We cannot be certain when and if we will achieve sufficient revenues in relation to expenses to become profitable. We believe that increasing our revenues will depend in large part on our ability to:

         -        Complete the beta-stage of our initial products;

         - increase consumer awareness of our products and develop effective marketing and other promotional activities to develop our customer base;

         -        develop strategic relationships.

Our future profitability depends on generating and sustaining high revenue growth while maintaining reasonable expense levels. Slower revenue growth than we anticipate or operating expenses that exceed our expectations would harm our business. If we achieve profitability, we cannot be certain that we would be able to sustain or increase profitability in the future.

WE EXPECT TO USE 3RD PARTY MANUFACTURERS.

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

WE HAVE COMMON MANAGEMENT

Necdet F. Ergul, our Chairman of the Board, Ronald A. Durando, our President and Chief Executive Officer, and Gustave T. Dotoli, our Chief Operating Officer and Vice President, respectively, and officers and Necdet F. Ergul and Ronald Durando are shareholders as well of Microphase Corporation. We currently purchase from Microphase passive components for the Traverser. Microphase also provides resources and technology related to the development of Traverser. Microphase may not be the most economical provider of these components and resources. In addition, we will pay to Microphase, going forward, a royalty comprised of a percentage of the commercial product sales of DSL-related technologies.

OUR SUCCESS DEPENDS ON INTELLECTUAL PROPERTY

Our success depends in part on our ability to protect our intellectual property. To protect our proprietary rights, we have filed provisional patents and copyright applications relating to some of our proposed products and technology. Georgia Tech has filed an application for U.S. Patent for Georgia Tech's Digital Video and Data System. Although we believe that certain of our technology is patentable, the patents my not be obtained. Even if the patents are obtained, they may not afford us sufficient protection for our technologies from third party infringement. We may elect to seek foreign patent protection, but foreign patent protection may not be granted. Our failure to protect our intellectual property could materially adversely affect us.

FORWARD LOOKING AND OTHER STATEMENTS

Forward looking statements above and elsewhere in this report that suggest the Company will increase revenues or become profitable are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations and cash flows. These statements are identified by words such as "believes," "expects," "anticipates" or similar expressions. Such forward looking statements are based on the beliefs of mPHASE Technologies Inc."mPHASE" or "The Company" and its Board of Directors in which they attempt to analyze the Company's competitive position in its industry and the factors affecting its business, including management's evaluation of its sales potential. Stockholders of the Company should understand that each of the foregoing risk factors, in addition to those discussed elsewhere in this quarterly report and in the documents which are incorporated by reference herein, could affect the future results of mPHASE, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference herein. In addition there can be no assurance that the Company and its Board have correctly identified and assessed all of the factors affecting the Company's business.

                           PART II - OTHER INFORMATION



ITEM 1.           LEGAL PROCEEDINGS

                  As of September 30, 1999, we had settled a litigation with Global Music and Media Inc. which had asserted it had the exclusive right to market our technology. This litigation was resolved in August 1999 in a settlement agreement wherein Global Music surrendered its claim to the Company's technology in exchange for the Company to settle claims of Hal Willis against Global for a cash payment of $100,000, the issuance of 75,000 shares of the Company's common stock and option to purchase another 75,000 shares at $5.6275 per share and the payment of $90,000 to Global to settle employee claims, the cost of which has been recorded in the financial statements as of June 30, 1999. The agreement also called for the repurchase of 75,000 shares of the Company's common stock from the owners of Global by the Company or its co-defendant, Microphase Corporation. Microphase Corporation repurchased these shares in August, 1999.

                  Other then the Global Musci litigation, we were and are not a party to any material legal proceedings.

ITEM 2.           CHANGES IN SECURITIES

                  During the quarter ended September 30, 1999, 1,751,845 warrants to purchase the Company shares at $.75 were exercised generating gross proceeds to the Company of $1,313,884. Pursuant to an option granted July 15, 1998, 352,259 shares were issued to an investment banking firm. 75,000 shares were issued in connection with the settlement discussed in item one above. 225,000 shares were issued upon the exercise of options generating net proceeds to the Company of $275,000.

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



Dated: January 31, 2000                By: /s/ Ronald A. Durando
                                           -------------------------------------
                                               Ronald A. Durando, President, CEO