Form 10QSB/A
period 1999-09-30
MPHASE TECHNOLOGIES INC
filed 2000-02-23
CIK 825322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


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

The number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1999 is 25,771,825 shares all of one class of $.01 stated value common stock.

                            mPHASE TECHNOLOGIES, INC.




                                      INDEX


                                                                                                  PAGE

PART I            FINANCIAL INFORMATION

                  Consolidated Balance Sheet - September 30, 1999                                  1

                  Consolidated Statements of Operations - Three
                    Months Ended September 30, 1999 and 1998                                       2

                  Consolidated Statements of Cash Flows - Three
                    Months Ended September 30, 1999 and 1998                                       3

                  Notes to Consolidated Financial Statements                                     4-5

                  Management's Discussion and Analysis of financial
                    conditions and results of operations                                        6-10


PART II           OTHER INFORMATION

                  Item 1.           Legal Proceedings                                             11

                  Item 2.           Changes in Securities                                         11

                  Item 3.           Defaults Upon Senior Securities                               11

                  Item 4.           Submission of Matters to a Vote of
                                      Security Holders                                            11

                  Item 5.           Other Information                                             11

                  Item 6.           Exhibits on Reports on Form 8-K                               11

Signature Page                                                                                    12


                            mPHASE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                               September 30, 1999
                                   (Unaudited)







ASSETS

Current Assets
  Cash and equivalents                                 $  6,137,490
  Due from affiliate                                         12,525
  Prepaid expenses and other current assets                 398,048
                                                       ------------
      TOTAL CURRENT ASSETS                                6,548,063

Property and equipment, net of accumulated
  depreciation of $119,741                                  461,679

Patents and licensing rights, net of accumulated
 amortization of $555,513                                 1,642,705
                                                       ------------

      TOTAL ASSETS                                     $  8,652,447
                                                       ============


      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable                                       $  1,058,453
Accrued expenses                                            499,563
Due to officers                                             270,441
Deferred revenue                                             40,000
                                                       ------------

      TOTAL LIABILITIES                                   1,868,457
                                                       ------------

STOCKHOLDERS' EQUITY

Common stock, stated value $.01, 50,000,000 shares
 authorized; 25,771,825 shares issued and
 outstanding shares at September 30, 1999                   257,718
Additional paid in capital                               37,556,256
Deferred compensation                                      (264,167)
Deficit accumulated during development stage            (30,757,844)
Treasury stock, 13,750 shares at cost                        (7,973)
                                                       ------------

TOTAL STOCKHOLDERS' EQUITY                                6,783,990
                                                       ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  8,652,447
                                                       ============



See notes to the consolidated financial statements.
                                                                             1.

                            mPHASE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                                                                   October 2,
                                                                                                      1996
                                                                                                    (Date of
                                                                         For the                    Inception)
                                                                    Three Months Ended                 to
                                                                        September 30,              September 30,
                                                                   1998               1999              1999
                                                                 --------           --------          --------



TOTAL REVENUES                                                $         -         $        -      $        -
                                                               ----------         ----------       -----------
      TOTAL REVENUE                                                     -                  -                 -
                                                               ----------         ----------       -----------

COSTS AND EXPENSES
  Research and development                                      1,118,930          1,491,034         7,543,719
  General and administrative                                      407,098          1,163,766         7,647,398
  Licensing fees                                                        -                  -           487,500
  Depreciation and amortization                                   101,081            114,140           564,096
  Non-cash charges for stock based
  employee compensation                                                 -             45,833        13,048,438
                                                               ----------         ----------       -----------

      TOTAL COSTS AND EXPENSES                                  1,627,109          2,814,773        29,291,151
                                                               ----------         ----------       ------------

      LOSS FROM OPERATIONS                                      1,627,109          2,814,773        29,291,151
                                                               ----------         ----------       -----------

      OTHER INCOME (EXPENSE):
       LOSS FROM UNCONSOLIDATED
        SUBSIDIARY                                                      -                  -        (1,466,467)
      INTEREST INCOME (EXPENSE), NET                               (6,300)            17,578              (226)
                                                               ----------         ----------       -----------

      TOTAL OTHER INCOME (EXPENSE)                                 (6,300)            17,578        (1,466,693)
                                                               ----------         ----------       -----------


      NET LOSS                                                $(1,633,409)       $(2,797,195)     $(30,757,844)
                                                               ==========         ==========       ===========


LOSS PER COMMON SHARE; basic and diluted                      $     (.19)        $      (.11)
                                                               ==========         ==========

WEIGHTED AVERAGE COMMON SHARES;
 OUTSTANDING, basic and diluted                                 8,384,532         24,942,965
                                                               ==========         ==========






See notes to the consolidated financial statements.
                                                                             2.

                            mPHASE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                                  October 2,
                                                                                                                     1996
                                                                                                                   (Date of
                                                                                            For the                Inception)
                                                                                       Three Months Ended             to
                                                                                         September 30,            September 30,
                                                                                     1998             1999            1999
                                                                                   --------         --------        --------


  Cash Flow From Operating
   Activities:
   Net Loss                                                                       $(1,633,409)       $(2,797,195)   $(30,757,844)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Depreciation and amortization                                                     108,460            152,115         675,689
    Loss on disposal of fixed asset                                                         -                  -           7,062
    Loss on unconsolidated subsidiary                                                       -                  -       1,466,467
    Non-cash common stock, common
    stock option and warrant expense                                                        -             45,833      15,963,891
  Changes in assets and liabilities:
   Prepaid expenses and other current assets                                           11,600           (299,948)      (398,048)
   Accounts payable                                                                  (139,759)           624,685      1,058,454
   Accrued expenses                                                                   349,953           (696,945)       350,186
   Due to officers                                                                    100,800           (722,585)       270,441
   Due to affiliate                                                                   358,898            (26,860)      (448,195)
   Deferred revenue                                                                    25,000                  -         40,000
   Cash overdraft                                                                      (8,432)                 -              -
   Receivables from
     unconsolidated subsidiary                                                              -                  -       (150,000)
                                                                                  -----------        -----------     ----------
      Net cash used in operating
        activities                                                                   (826,889)        (3,720,900)   (11,921,897)
                                                                                  -----------        -----------     ----------
  Cash Flow From Investing Activities:
  Investment in unconsolidated subsidiary                                                   -                  -       (300,000)
  Payments related to patents and licensing rights                                       (695)            (9,703)      (124,375)
  Investment in fixed assets                                                           (3,282)          (209,151)      (587,719)
  Proceeds from default of license agreement with
     unconsolidated subsidiary                                                              -                  -        300,000
                                                                                  -----------        -----------     ----------
      Net cash used in investing
       activities                                                                      (3,977)          (218,854)      (712,094)
                                                                                  -----------        -----------     ----------
Cash Flow From Financing Activities:
  Proceeds from issuance of common stock                                            1,050,000          2,099,384     18,779,454
  Repurchase of treasury stock at cost                                                      -                  -         (7,973)
                                                                                  -----------        -----------     ----------
     Cash Flow provided by financing
      activities                                                                    1,050,000          2,099,384     18,771,481
                                                                                  -----------        -----------     ----------
Net Increase (Decrease)in Cash                                                        219,134         (1,840,370)     6,137,490

Cash, Beginning of Period                                                                   -          7,977,860              -
                                                                                  -----------        -----------     ----------
Cash, End of Period                                                               $   219,134        $ 6,137,490     $6,137,490
                                                                                  ===========        ===========     ==========


See notes to the consolidated financial statements.
                                                                             3.

                            mPHASE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on form 10KSB for the year ended
         June 30, 1999.

2.       EARNINGS PER SHARE

         The Company computes earnings per share in accordance with Statements of Financial Accounting Standards ("SFAS") No. 128. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their effect is antidilutive.

3.       RESEARCH AND DEVELOPMENT

         Research and development costs are charged to operations as incurred.

                            mPHASE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


4.       RELATED PARTY TRANSACTIONS

         The management of the Company are also employees of Microphase, Corp. ("Microphase"). On May 1, 1997, the Company entered into an agreement with Microphase, whereby the Company will use office space as well as the administrative services of Microphase including the use of accounting personnel. This Agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000 per month. Additionally, in July 1998, the Company entered into an agreement with Microphase, whereby the Company pays Microphase $40,000 per month for technical research and development assistance. During the three months ended September 30, 1998 and 1999 and from the period from inception (October 2, 1996) to September 30, 1999, $150,000, $203,225 and
         $1,246,451, respectively, have been charged to expense under these Agreements and is included in operating expenses in the accompanying consolidated statements of operations. As of September 30, 1999, the Company has $12,525 due from affiliates included in the accompanying consolidated balance sheet.

         Interest expense for the three months ended September 30, 1998 represented $6,300 payable to the Company's president.

         The Company will be obligated to pay a 3% royalty to Microphase on revenues from the Company's proprietary Traverser-TM- Digital Video Data Delivery System. No such royalty payments have been made to date.

5.       COMMITMENTS AND CONTINGENCIES

         The Company has entered into various agreements with Georgia Tech Research Corporation ("GTRC"), pursuant to which the Company receives technical assistance in developing the commercialization of its digital video and data system. The amounts incurred by the Company for GTRC technical assistance with respect to its research and development activities and included in the accompanying consolidated statement of operations for the three months ended September 30, 1998 and 1999 totaled $958,130 and $1,085,515, respectively. If and when sales commence utilizing this particular technology, the Company will be obligated to pay to GTRC a royalty of 3% to 5% of product sales as defined.

6.       INCOME TAXES

         The Company accounts for income taxes using the asset and liability method in accordance with "SFAS" No. 109. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Because of the uncertainty as to their future realizability, net deferred tax assets, consisting primarily of net operating loss carryforwards, have been fully reserved for. Accordingly, no income tax benefit for the net operating loss has been recorded in the accompanying consolidated financial statements.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 vs. September 30, 1998

The Company recorded a net loss of $2,797,195 for the three months ended September 30, 1999 as compared to a loss of $1,633,409 for the comparable period ended September 30, 1998. This represents a loss per common share of $.11 for the period ended September 30, 1999 as compared to a loss per common share of $.19 for the period ended September 30, 1998. Research and development expenses were $1,491,034 in 1999 compared to $1,118,930 in 1998 and general and administrative expenses rose to $1,163,766 in 1999 from $407,098 for the comparable quarter in 1998. The increase in the administrative costs primarily relate to the hiring of full time employees, implementation of management employment agreements, market making expenses relating to investor relations and an increase in the Company's marketing efforts.

PLAN OF OPERATIONS

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

For the three months ended September 30,1998, and 1999 and for the period since inception (October 2,1996) to September 30,1999, approximately $960,000, $1,085,000 and $5,685,000 respectively, has been billed to mPhase for research and development conducted by Georgia Tech, of which approximately $362,000 was included in accrued expenses as of September 30,1999.

We are the sole, worldwide licensee of the technology developed by Georgia Tech in conjunction with the Traverser product line. Upon completion of the commercial product, Georgia Tech will receive a royalty of 3% to 5% of product sales as defined.

The total amount of research and development costs we have expended from inception (October 2, 1996), through September 30,1999 was approximately $7,544,000. During the three months ended September 30,1999, we incurred research and development expenses of approximately $1,491,000 as a consequence of the continued development of our current DSL products.

Year 2000 Issues

Many computer systems and software programs, including several used by the Company may require modification and conversion to allow date code fields to accept dates beginning with the year 2000. Major system failures or erroneous calculations can result if computer system failures are not year 2000 compliant.

The Company has evaluated the computer systems they now have in use. The Company experienced no difficulty at the turn of the new calendar year.

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

Strategic Alliance Implementation

The manufacturer of the Company's TRAVERSER(TM) DIGITAL VIDEO and DATA
Delivery System (DVDDS), Flextronics International LTD. (NASDAQ: FLEX), completed a pilot run of the central office equipment for the (DVDDS) system and is presently conducting the pilot run for the Intelligent Network Interface
(INI) (a next generation set top box). The Company still maintains a Spring Target of April or May of 2000 to make its initial products available. The Company believes that the selection of Flextronics enhances the Company's ability to implement the delivery system necessary to satisfy what we hope to be a strong and evolving market demand.


LIQUIDITY AND CAPITAL RESOURCES

At September 30,1999 the Company had working capital of $4,679,606

During the quarter ended September 30, 1999, we raised additional capital of approximately $1,313,000 through the issuance of common stock from the exercise of warrants held by sophisticated investors in transactions exempt from registration sold during 1999 in an offering pursuant to Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. We also received $510,500 from stock subscriptions receivable and approximately $275,000 from the exercise of previously outstanding stock options granted to employees and consultants. As a result of those private offerings we anticipate having sufficient working capital through the end of the fiscal year ending June 30, 2000. We do anticipate that, in connection with the full commercial production of our Traverser DVDDS product we will raise significant additional funds through a public or private offering of our common stock or otherwise.

                   RISK FACTORS WHICH MAY AFFECT OUR BUSINESS


OUR OPERATING HISTORY IS LIMITED

We have a limited operating history upon which you can evaluate our performance. As an interested party or investor in our common stock you should consider the risks and difficulties we may encounter as development stage company in the rapidly evolving market for high-speed internet access, traditional telephone service and digital television over existing copper telephone lines. These risks include our ability to:

         -        complete our flagship products;

         - implement our current marketing strategy and obtain market penetration when our products become available;

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

WE EXPECT TO INCUR SUBSTANTIAL NET LOSSES FOR THE FORSEEABLE FUTURE.

We expect operating losses and negative cash flow for the foreseeable future as we must invest in marketing and promotional activities, maintenance of the Company's technology and operating systems in addition to the continual commitment we must maintain for research and development. We cannot be certain when and if we will achieve sufficient revenues in relation to expenses to become profitable. We believe that increasing our revenues will depend in large part on our ability to:

         -        Complete the beta-stage of our initial products;

         - gain market acceptance and market share which will be dependent upon the timing, strength and success of our strategic alliances;

         - increase consumer awareness of our products and develop effective marketing and other promotional activities to develop our initial customer base;

         - develop strategic relationships that balance the Company's current and long-term ability to capitalize on its technology.

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

WE HAVE COMMON MANAGEMENT

Necdet F. Ergul, our Chairman of the Board, Ronald A. Durando, our President and Chief Executive Officer, and Gustave T. Dotoli, our Chief Operating Officer and Vice President, respectively, are officers and Necdet F. Ergul and Ronald Durando are shareholders as well of Microphase Corporation. We currently purchase from Microphase passive components for the Traverser. Microphase also provides resources and technology related to the development of the Traverser. Microphase may not be the most economical provider of these components and resources. In addition, we will pay to Microphase, going forward, a royalty comprised of a percentage of the commercial product sales of DSL-related technologies.

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

COMPETITION

The telecommunications equipment market is characterized by swift technological change. Several solutions such as fiber optic, cable, wireless and satellite technologies compete with DSL for market share. Service providers may use other technologies such as fiber optic cable, hybrid coaxial cable, ISDN to deploy high-speed transmissions. Based on current industry standards, we believe that XDSL can compete, particularly with respect to telephone companies and other copperwire based service providers, from the standpoint of cost effectiveness, superior technology and ease of development.

Among equipment companies that supply DSL technology, our competitors include ADTRAN, Alacatel S.A., Aware, Inc., Pliant Technologies, CISCO Systems, Inc., ECI Telecom Ltd., Lucent Technologies, Next Level Communications, Inc., Orckit Communications, PairGain Technologies, TUT Systems, Westell Technologies, AG Communications Systems, Copper Mountain, Nokia, Interspeed and Paradyne Networks, Inc.

INTEGRATED SERVICES DIGITAL NETWORK. Emerging technologies for high speed data transmission over copper lines include Integrated Services Digital Network, or ISDN. ISDN currently delivers 128 Kbps computer networking connections, which are two times faster than those available with the fastest analog modems.

While ISDN does provide faster access than analog modems, it is expensive, difficult to install, and not as fast as competing high speed technologies. Moreover, it does not allow for simultaneous data transmission and normal telephone service on the same line and it is not capable of delivering digital television.

FIBER OPTIC CABLE. Fiber optic cable is another alternative that allows high bandwidth transmission. However, it is expensive to install.

COAXIAL. Cable companies have begun offering high speed Internet access through cable modems. These modems provide the potential of wider bandwidth (up to 10 Mbps as compared to 56 Kbps analog modems). But coaxial cable is relatively expensive and has the drawbacks associated with a shared bandwidth medium.

REGULATION

The Federal Communication Commission, or FCC, and various state public utility and service commissions, regulate most of our potential domestic customers. Changes to FCC regulatory policies may affect the accessibility of services, and otherwise affect how telecommunications providers conduct their business. These regulations may adversely affect our potential penetration into certain markets. In addition, our business and results of operations may also be adversely affected by the Imposition of certain tariffs, duties and other import restrictions on components which we obtain from non-domestic suppliers. Changes in current or future laws or regulations, in the U.S. or elsewhere, could materially adversely affect our business.


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

                  Other then the Global Music litigation, we were and are not a party to any material legal proceedings.

ITEM 2.           CHANGES IN SECURITIES

                  During the quarter ended September 30, 1999, 1,751,845 warrants to purchase the Company shares at $.75 were exercised, generating gross proceeds to the Company of $1,313,884. Pursuant to an option granted July 15, 1998, 352,259 shares were issued to an investment banking firm. 75,000 shares were issued in connection with the settlement discussed in item one above. 225,000 shares were issued upon the exercise of options generating net proceeds to the Company of $275,000. On January 26, 2000, the Board of Directors authorized the stated value of $.01 per share for its common stock. The Company plans to formerly change its par value to $.01 at the next annual shareholders' meeting.


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



Dated: February 14, 2000               By: /s/ Ronald A. Durando
                                           -------------------------------------
                                               Ronald A. Durando, President, CEO