Form 10QSB
period 1999-12-31
MPHASE TECHNOLOGIES INC
filed 2000-02-23
CIK 825322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended December 31, 1999             Commission File No.000-24969


                            mPhase Technologies, Inc.
        --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       New Jersey                                      22-2287503
------------------------------                   -------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization                    Identification Number)

  587 Connecticut Ave., Norwalk, CT                          06854-0566
---------------------------------------                  ------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, (203)   838    -   2741
                            ---  --------   --------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

         Yes:   X                           No:
             ------                             -------

Transitional Small Business Disclosure Format:

         Yes:   X                           No:
             ------                             -------

The number of shares outstanding of each of the registrant's classes of common stock as of December 31, 1999 is 26,281,825 shares all of one class of $.01 stated value common stock.

                            mPHASE TECHNOLOGIES, INC.

                                      INDEX


                                                                                  PAGE

PART I            FINANCIAL INFORMATION

                  Consolidated Balance Sheet - December 31, 1999                   1

                  Consolidated Statements of Operations - Three
                    Months ended December 31, 1999 and 1998                        2

                  Consolidated Statements of Operations - Six
                    Months Ended December 31, 1999 and 1998                        3

                  Consolidated Statements of Cash Flows - Six
                    Months Ended December 31, 1999 and 1998                        4

                  Notes to Consolidated Financial Statements                     5-6

                  Management's Discussion and Analysis of financial
                    conditions and results of operations                        7-12

PART II           OTHER INFORMATION

                  Item 1.           Legal Proceedings                             13

                  Item 2.           Changes in Securities                         13

                  Item 3.           Defaults Upon Senior Securities               13

                  Item 4.           Submission of Matters to a Vote of
                                      Security Holders                            13

                  Item 5.           Other Information                             13

                  Item 6.           Exhibits on Reports on Form 8-K               13

Signature Page                                                                    14



                            mPHASE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                December 31, 1999
                                   (Unaudited)




ASSETS
Current Assets
  Cash and equivalents                                         $ 4,528,291
  Prepaid expenses and other current assets                        265,515
                                                               -----------
      Total Current Assets                                       4,793,806

Property and equipment, net of accumulated
  depreciation of $179,125                                         706,379

Patents and licensing rights, net of accumulated
 amortization of $665,844                                        1,555,874
                                                               -----------
      TOTAL ASSETS                                               7,056,059
                                                               ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable                                                 1,669,663
Accrued expenses                                                   499,205
Due to officers                                                    310,025
Due to affiliate                                                    75,879
Deferred revenue                                                    40,000
                                                               -----------
      TOTAL LIABILITIES                                          2,594,772
                                                               -----------
STOCKHOLDERS' EQUITY

Common stock, stated value $.01, 50,000,000 shares
 authorized; 26,281,825 shares issued and
 outstanding shares at December 31, 1999                           262,818
Additional paid in capital                                      38,399,155
Deferred compensation                                             (229,917)
Deficit accumulated during development stage                   (33,962,796)
Treasury stock, 13,750 shares at cost                               (7,973)
                                                               -----------
TOTAL STOCKHOLDERS' EQUITY                                       4,461,287
                                                               -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 7,056,059
                                                               ===========


See notes to the consolidated financial statements.

                            mPHASE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)




                                                                                      October 2,
                                                                                         1996
                                                                                        (Date of
                                                                  For the              Inception)
                                                             Three Months Ended            to
                                                                December 31,          December 31,
                                                             1998        1999             1999
                                                           --------    --------         --------

TOTAL REVENUES                                      $       --         $       --      $      --
                                                      ------------     ------------    ------------
      TOTAL REVENUE                                         --                 --              --
                                                      ------------     ------------    ------------
COSTS AND EXPENSES

  Research and development                               768,280          1,903,821       9,447,540
  General and administrative                           1,068,429          1,183,996       8,831,394
  Licensing fees                                              --                 --         487,500
  Depreciation and amortization                          101,360            116,415         680,511
  Stock based compensation                                    --             42,250      13,090,688
                                                       ------------    ------------    ------------
      TOTAL COSTS AND EXPENSES                         1,938,069          3,246,482      32,537,633
                                                       ------------    ------------    ------------
      LOSS FROM OPERATIONS                             1,938,069          3,246,482      32,537,633
                                                       ------------    ------------    ------------
      OTHER INCOME (EXPENSE):
       LOSS FROM UNCONSOLIDATED
        SUBSIDIARY                                           --                 --       (1,466,467)
       INTEREST INCOME (EXPENSE), NET                     (8,300)            41,530          41,304
                                                       ------------    ------------    ------------
      TOTAL OTHER INCOME (EXPENSE)                        (8,300)            41,530      (1,425,163)
                                                       ------------    ------------    ------------

       NET LOSS                                     $ (1,946,369)     $  (3,204,952)  $ (33,962,796)
                                                      ============     ============    ============
LOSS PER COMMON SHARE; basic
  and diluted                                       $       (.13)      $       (.12)
                                                      ============     ============
WEIGHTED AVERAGE COMMON SHARES;
 OUTSTANDING, basic and diluted                       15,174,943         25,907,602
                                                      ============     ============






See notes to the consolidated financial statements.

                            mPHASE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                                         October 2,
                                                                            1996
                                                                          (Date of
                                                 For the                  Inception)
                                              Six Months Ended               to
                                                December 31,             December 31,
                                            1998             1999           1999
                                          --------         --------      -----------


TOTAL REVENUES                         $       --      $       --      $       --
                                         ------------    ------------    ------------
      TOTAL REVENUE                            --              --              --
                                         ------------    ------------    ------------
COSTS AND EXPENSES

  Research and development                1,887,210       3,394,855       9,447,540
  General and administrative              1,475,527       2,347,762       8,831,394
  Licensing fees                               --              --           487,500
  Non-cash charges for stock based          202,441         230,555         680,511
  employee compensaiton                        --            88,083      13,090,688
                                         ------------    ------------    ------------

      TOTAL COSTS AND EXPENSES            3,565,178       6,061,255      32,537,633
                                         ------------    ------------    ------------
      LOSS FROM OPERATIONS                3,565,178       6,061,255      32,537,633
                                         ------------    ------------    ------------

      OTHER INCOME (EXPENSE):
       LOSS FROM UNCONSOLIDATED
        SUBSIDIARY                             --              --        (1,466,467)
       INTEREST INCOME (EXPENSE), NET       (14,600)         59,108          41,304
                                         ------------    ------------    ------------
      TOTAL OTHER INCOME (EXPENSE)          (14,600)         59,108      (1,425,163)
                                         ------------    ------------    ------------
     NET LOSS                          $ (3,579,778)   $ (6,002,147)   $(33,962,796)
                                         ============    ============    ============
LOSS PER COMMON SHARE; basic
  and diluted                          $       (.25)   $       (.24)
                                         ============    ============
WEIGHTED AVERAGE COMMON SHARES;
 OUTSTANDING, basic and diluted          14,389,738      25,425,281
                                         ============    ============



See notes to the consolidated financial statements.

                            mPHASE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                              October 2,
                                                                                 1996
                                                                              (Date of
                                                          For the             Inception)
                                                    Six Months Ended             to
                                                       December 31,          December 31,
                                                  1998          1999            1999
                                               --------       --------        --------
Cash Flow From Operating Activities:
  Net Loss                                  $ (3,579,778)   $ (6,002,147)   $(33,962,796)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Depreciation and amortization                220,675         321,828         845,402
    Loss on disposal of fixed asset                 --              --             7,062
    Loss on unconsolidated subsidiary               --              --         1,466,467
    Non-cash common stock, common
      stock option and warrant expense           757,741          88,083      16,006,141
  Changes in assets and liabilities:
    Receivables from unconsolidated
      subsidiary                                    --              --          (150,000)
    Prepaid expenses and other current
      assets                                       4,185        (167,415)       (265,515)
    Accounts payable                             592,186       1,235,894       1,669,663
    Accrued expenses                            (160,896)       (697,303)        349,828
    Due to officers                              143,600        (686,001)        310,025
    Due to affiliate                             (83,239)         61,544        (359,791)
    Cash overdraft                                (8,482)           --              --
    Deferred revenue                              40,000            --            40,000
                                            ------------    ------------    ------------
      Net cash used in operating
        activities                            (2,074,008)     (5,842,517)    (14,043,514)

Cash Flow From Investing Activities:
  Investment in unconsolidated subsidiary           --              --          (300,000)
  Payments related to patents and
    licensing rights                                (720)        (33,103)       (147,775)
  Investment in fixed assets                     (61,092)       (513,333)       (891,901)
  Proceeds from default of license
    agreement with unconsolidated subsidiary        --              --           300,000
                                            ------------    ------------    ------------
       Net cash used in investing
         activities                              (61,812)       (546,436)     (1,039,676)
                                            ------------    ------------    ------------
Cash Flow From Financing Activities:
  Proceeds from issuance of common stock       3,105,500       2,939,384      19,619,454
  Repurchase of treasury stock at cost              --              --            (7,973)
                                            ------------    ------------    ------------
       Cash Flow provided by financing
         activities                            3,105,500       2,939,384      19,611,481
                                            ------------    ------------    ------------
Net Increase (Decrease)in Cash                   969,680      (3,449,569)      4,528,291

Cash, Beginning of Period                           --         7,977,860            --
                                            ------------    ------------    ------------
Cash, End of Period                         $    969,680    $  4,528,291    $  4,528,291
                                            ============    ============    ============




See notes to the consolidated financial statements.

                            mPHASE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on form 10KSB for the year ended June 30, 1999.

2.       EARNINGS PER SHARE

         The Company computes earnings per share in accordance with Statements of Financial Accounting Standards ("SFAS") No. 128.
         Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their affect is antidilutive.

3.       RESEARCH AND DEVELOPMENT

         Research and development costs are charged to operations as incurred.

                            mPHASE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

4.       RELATED PARTY TRANSACTIONS

         The management of the Company are also employees of Microphase, Corp. ("Microphase"). On May 1, 1997, the Company entered into an agreement with Microphase, whereby the Company will use office space as well as the administrative services of Microphase including the use of accounting personnel. This Agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000 per month. Additionally, in July 1998, the Company entered into an agreement with Microphase, whereby the Company pays Microphase $40,000 per month for technical research and development assistance. Microphase also charges fees for specific projects on a project by project basis. During the six months ended December 31, 1998 and 1999 and for the period from inception
         (October 2, 1996) to December 31, 1999, $300,000, $453,098 and
         $1,496,324 have been charged to expense under these Agreements and is included in operating expenses in the accompanying consolidated statements of operations. As of December 31, 1999, the Company has $75,879 due to affiliates included in the accompanying consolidated balance sheet.

         Interest expense for the six months ended December 31, 1998 represents $2,000 paid to the Company's vice president and $12,600 payable to the Company's president.

         The Company will be obligated to pay a 3% royalty to Microphase on revenues from the Company's proprietary Traverser-TM-Digital Video Data Delivery System.

5.       COMMITMENTS AND CONTINGENCIES

         The Company has entered into various agreements with Georgia Tech Research Corporation ("GTRC"), pursuant to which the Company receives technical assistance in developing the commercialization of its digital video and data system. The amounts incurred by the Company for GTRC technical assistance with respect to its research and development activities and included in the accompanying consolidated statement of operations for the six months ended December 31, 1998 and 1999 totaled $1,565,068 and $2,284,030, respectively. If and when sales commence utilizing this particular technology, the Company will be obligated to pay to GTRC a royalty of 3% to 5% of product sales as defined.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 1999 VS. DECEMBER 31, 1998

The Company recorded a net loss of $6,002,147 for the six months ended December 31, 1999 as compared to a loss of $3,579,778 for the comparable period ended December 31, 1998. This represents a loss per common share of $(.24) for the period ended December 31, 1999 as compared to a loss per common share of $(.25) for the period ended December 31, 1998. Research and development expenses were $3,394,855 in 1999 compared to $1,887,210 in 1998 and general and administrative expenses rose to $2,347,762 in '99 from $1,475,527 for the comparable period in '98. The increase in the administrative costs primarily relate to the hiring of full time employees, implementation of management employment agreements, market making expenses relating to investor relations and an increase in the Company's marketing efforts.

THREE MONTHS ENDED DECEMBER 31, 1999 VS. DECEMBER 31, 1998

The Company recorded a net loss of $3,204,952 for the three months ended December 31, 1999 as compared to a loss of $1,946,369 for the comparable period ended December 31, 1998. This represents a loss per common share of $(.12) for the period ended December 31, 1999 as compared to a loss per common share of $(.13) for the period ended December 31, 1998. Research and development expenses were $1,903,821 in 1999 compared to $768,280 in 1998 and general and administrative expenses rose to $1,183,996 in '99 from $1,068,429 for the comparable quarter in '98. The increase in the administrative costs primarily relate to the hiring of full time employees, implementation of management employment agreements, market making expenses relating to investor relations and an increase in the Company's marketing efforts.

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

For the six months ended December 31, 1998, and 1999 and for the period since inception (October 2, 1996) to December 31, 1999, approximately $1,565,000, $2,284,000 and $6,884,000 respectively, has been billed to mPhase for research and development conducted by Georgia Tech, of which approximately $361,723 was included in accrued expenses as of December 31, 1999.

We are the sole, worldwide licensee of the technology developed by Georgia Tech in conjunction with the Traverser product line. Upon completion of the commercial product, Georgia Tech will receive a royalty of 3% to 5% of product sales as defined.

The total amount of research and development costs we have expended from inception (October 2, 1996) through December 31, 1999 was approximately $9,447,500. During the six months ended December 31, 1999, we incurred research and development expenses of approximately $3,394,900 as a consequence of the continued development of our current DSL products.

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

All costs associated with year 2000 compliance that have been incurred by the Company have been expensed and have not been capitalized. The overall cost to the Company of modifications and conversion for year 2000 compliance with relation to the financial statements taken as a whole is not material. The Company is advised by a substantial majority of its vendors of computer products upgraded to be year 2000 compliant, or will not be affected by the year 2000 problem. The Company's business could be materially adversely affected if the Company computer-based systems are not year 2000 compliant in a timely manner, the Company incurs significant additional expenses pursuing year 2000 compliance, the Company's vendors do not timely provide year 2000 compliant products, or the Company is subject to warranty or other claims by the Company's clients related to product failures caused by the year 2000 problem.

STRATEGIC ALLIANCES IMPLEMENTED

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

On January 31, 2000 Newbridge Networks Corporation (NYSE: NN-NEWS), a leading provider of networking solutions, agreed to re-sell the Company's filter products, including the "POTS SPLITTER SHELF" and "SPLITTER CARD." The filter products the Company provides Newbridge Networks will be the Company's first products sold and utilized. The Company's management welcomes the opportunity for the filter products to enable Newbridge Networks customers, which includes 350 of the world's largest telecommunication services providers, to provide quality, cost efficient voice, video and Internet access applications.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999 the Company had working capital of $2,199,034.

During the six months ended December 31, 1999 we raised additional capital of approximately $1,313,000 through the issuance of common stock from the exercise of warrants held by sophisticated investors in transactions exempt from registration pursuant to Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. We also received $510,500 from stock subscriptions receivable and approximately $675,000 from the exercise of previously outstanding stock options. In December 1999 and January 2000 we raised $440,000 and $3,560,000 for a total of $4,000,000 through the issuance of 1,000,000 shares to sophisticated investors in transactions exempt from registration pursuant to Rule 506 discussed above. As a result of these private offerings, we anticipate having sufficient working capital through the end of fiscal year ending June 30, 2000. We do anticipate that, in connection with the full commercial production of our Traverser DVDDS product, we will raise significant additional funds through a public or private offering of our common stock or otherwise.

                  RISK FACTORS WHICH MAY AFFECT OUR BUSINESS

OUR OPERATING HISTORY IS VERY LIMITED.

We have limited operating history upon which you can evaluate our performance. As an interested party or investor in our common stock, you should consider the risks and difficulties we may encounter as in the rapidly evolving market for high speed Internet access, additional telephone service and digital television over existing copper telephone lines. These risks include our ability to:

         -        complete our flagship products;

         - implement our current strategy and obtain market penetration when our products become available;

         -        anticipate and adapt to rapid changes in our markets;

         -        attract initial customers and maintain customer satisfaction.

If we do not successfully manage these risks, our business will suffer. We cannot assure you that we will successfully address these risks or that our business strategy will be successful.

WE EXPECT TO INCUR SUBSTANTIAL NET LOSSES FOR THE FORESEEABLE FUTURE.

We expect operating losses and negative cash flow for the foreseeable future as we must invest in marketing and promotional activities, maintenance of the Company's technology and operating systems, in addition to the continued commitment we must maintain for research and development. We cannot be certain when and if we will achieve sufficient revenues in relation to expenses to become profitable. We believe that increasing our revenues will depend in large part on our ability to:

         -        Complete the Beta-stage of our initial products;

         - Gain market acceptance and market share which will be dependent upon the timing, strength and success of our strategic alliances;

         - increase consumer awareness of our products and develop effective marketing and other promotional activities to develop our initial customer base;

         - develop strategic relationships that balance the Company's current and longterm ability to capitalize on its technology.

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

WE HAVE COMMON MANAGEMENT.

Necdet F. Ergul, our Chairman of the Board, Ronald A. Durando, our President and Chief Executive Officer, and Gustave T. Dotoli, our Chief Operating Officer and Vice President, respectively, are officers and Necdet F. Ergul and Ronald Durando are shareholders as well of Microphase Corporation. We currently purchase from Microphase passive components for the Traverser. Microphase also provides resources and technology related to the development of the Traverser. Microphase may not be the most economical provider of these components and resources. In addition, we will pay to Microphase, going forward, a royalty comprised of a percentage of the commercial product sales of DSL-related technologies. Ronald A. Durando and Gustave T. Dotoli are president and vice-president of PacketPort.com.

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

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS
------            -----------------

                  As of September 30, 1999 we had settled a litigation with Global Music and Media Inc. which had asserted it had the exclusive right to market our technology. This litigation was resolved in August 1999 in a settlement agreement wherein Global Music surrendered its claim to the Company's technology in exchange for the Company to settle claims of Hal Willis against Global for a cash payment of $100,000, the issuance of 75,000 shares of the Company's common stock and option to purchase another 75,000 shares at $5.6275 per share and the payment of $90,000 to Global to settle employee claims, the cost of which has been recorded in the financial statements as of June 30, 1999. The agreement also called for the repurchase of 75,000 shares of the Company's common stock from the owners of Global by the Company or its co-defendant, Microphase Corporation. Microphase repurchased these shares in August, 1999.

                  Other than the Global Music litigation, we were and are not a party to any material legal proceedings.

ITEM 2.           CHANGES IN SECURITIES
------            ---------------------

                  During the six months ended December 31, 1999, 1,751,845 warrants to purchase the Company shares for $.75 were exercised generating gross proceeds to the Company of $1,313,884; pursuant to an option granted July 15, 1998, 352,259 shares were issued to an investment banking firm; 75,000 shares were issued in connection with the settlement discussed in Item One above, and 225,000 shares were issued pursuant to the exercise of options generating net proceeds to the Company of $275,000 through September. Additionally 400,000 shares were issued to an investment banking firm pursuant to an option, in October 1999. In December, 1999 110,000 shares and in January 2000, 890,000 shares respectively, were issued to investors for $4.00 a share which subscribed to an offering intended to be exempt from registration pursuant to Rule 506 of the U.S. Securities and Exchange Commission. On January 26, 2000, the Board of Directors authorized the stated value to $.01 per share for its common stock. The Company plans to formally change its par value to $.01 at the next shareholders' meeting.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
------            -------------------------------

                  NONE

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------            ---------------------------------------------------

                  NONE

ITEM 5.           OTHER INFORMATION
------            -----------------

                  NONE

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
-------           --------------------------------

                  NONE

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      mPHASE TECHNOLOGIES, INC.
                                      Formerly Tecma Laboratories, Inc.


Dated: February 22, 2000               By: /s/  RONALD A. DURANDO
                                          ------------------------------------
                                             Ronald A. Durando, President, CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     By: /s/ Ronald A. Durando         February 22, 2000
     -------------------------
     President, CEO

     By: /s/ Gustave T. Dotoli         February 22, 2000
     -------------------------
     Vice President, COO

     By: /s/ John Randazzo             February 22, 2000
     -------------------------
     Accounting and Finance