Form 10QSB
period 2000-03-31
MPHASE TECHNOLOGIES INC
filed 2000-05-16
CIK 825322

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED MARCH 31, 2000                COMMISSION FILE NO.000-24969

                                   -----------

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

                    ISSUER'S TELEPHONE NUMBER, (203) 838-2741

                                   -----------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, DURING THE PRECEDING 12 MONTHS (OR FOR SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORT), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: YES /  /  NO /X/

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF MARCH 31, 2000 IS 29,062,200 SHARES ALL OF ONE CLASS OF $.01 STATED VALUE COMMON STOCK.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            MPHASE TECHNOLOGIES, INC.

                                      INDEX

                                                                                                         Page
                                                                                                         ----
PART I                 FINANCIAL INFORMATION
                       Consolidated Balance Sheet-March 31, 2000......................................      1
                       Consolidated Statements of Operations-Three Months                                   2
                       ended March 31, 2000 and 1999..................................................
                       Consolidated Statements of Operations-Nine Months                                    3
                       Ended March 31, 2000 and 1999..................................................
                       Consolidated Statements of Cash Flows-Nine Months                                    4
                       Ended March 31, 2000 and 1999..................................................
                       Notes to Consolidated Financial Statements.....................................    5-7
                       Management's Discussion and Analysis of financial condition                       8-13
                       and results of operations......................................................
PART II                OTHER INFORMATION

                       Item 1.      Legal Proceedings.................................................     14
                       Item 2.      Changes in Securities.............................................     14
                       Item 3.      Defaults Upon Senior Securities...................................     14
                       Item 4.      Submission of Matters to a Vote of Security Holders...............     15
                       Item 5.      Other Information.................................................     15
                       Item 6.      Exhibits on Reports on Form 8-K...................................     15
                       Signature Page.................................................................     16



                            mPHASE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                 March 31, 2000
                                   (Unaudited)
                                     ASSETS

CURRENT ASSETS

   Cash and cash equivalents......................................................................         $ 9,932,855
   Stock subscription receivable..................................................................           1,000,000
   Accounts receivable............................................................................              52,265
   Prepaid expenses and other current assets......................................................             593,024


       Total Current Assets.......................................................................          11,578,144

Note receivable...................................................................................             250,000
Property and equipment, net of accumulated depreciation of $264,569...............................             947,430
Patents and licensing rights, net of accumulated amortization of $776,928.........................           1,449,859
Investment in joint venture.......................................................................           1,020,000


       TOTAL ASSETS...............................................................................          15,245,433




                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable..................................................................................           1,213,243
Accrued expenses..................................................................................             896,191
Due to affiliate..................................................................................             531,367
Deferred revenue..................................................................................              52,680


       TOTAL CURRENT LIABILITIES..................................................................           2,693,481



STOCKHOLDERS' EQUITY

Common stock, stated value $.01, 50,000,000 shares authorized; 29,062,200 shares issued and
   outstanding shares at March 31, 2000...........................................................             290,622
Additional paid in capital........................................................................          62,892,077
Deferred compensation.............................................................................           (986,417)
Deficit accumulated during development stage......................................................        (49,636,357)
Treasury stock, 13,750 shares at cost.............................................................             (7,973)


TOTAL STOCKHOLDERS' EQUITY........................................................................          12,551,952


      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................................         $15,245,433













              See notes to the consolidated financial statements.

                            mPHASE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                     October 2,
                                                                                                                        1996
                                                                                                                     (Date of
                                                                                        For the                      Inception
                                                                                   Three Months Ended                    to
                                                                                       March 31,                      March 31,
                                                                                1999                2000                 2000
                                                                                ----                ----                 ----
Revenues .......................................................          $       --          $     39,585        $     39,585
   TOTAL REVENUE ...............................................                  --                39,585              39,585

COSTS AND EXPENSES
Research and development .......................................               475,888           2,876,419          12,323,959
Selling, general and administrative ............................               557,790           7,542,575          16,861,469
Depreciation and amortization ..................................               101,360             117,833             798,344
Non-cash charges for stock based compensation ..................             2,588,125           5,233,500          18,324,188

      TOTAL COSTS AND EXPENSES .................................             3,723,163          15,770,327          48,307,960

      LOSS FROM OPERATIONS .....................................            (3,723,163)        (15,730,742)        (48,268,375)

      OTHER INCOME (EXPENSE):
        LOSS FROM UNCONSOLIDATED SUBSIDIARY ....................                  --                  --            (1,466,467)
      INTEREST INCOME (EXPENSE), NET ...........................                (6,300)             57,181              98,485

      TOTAL OTHER INCOME (EXPENSE) .............................                (6,300)             57,181          (1,367,982)

NET LOSS .......................................................          $ (3,729,463)       $(15,673,561)       $(49,636,357)

LOSS PER COMMON SHARE; basic and diluted .......................          $       (.22)       $       (.56)

WEIGHTED AVERAGE COMMON SHARES; OUTSTANDING, basic and
   diluted .....................................................            17,159,876          27,743,996


              See notes to the consolidated financial statements.

                            mPHASE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                               October 2,
                                                                                                                  1996
                                                                                                                (Date of
                                                                                 For the                        Inception)
                                                                            Nine Months Ended                      to
                                                                                 March 31,                       March 31,
                                                                        1999                  2000                 2000
                                                                        ----                  ----                 ----
Revenues ..............................................          $       --             $     39,585           $     39,585
                                                               ------------

   TOTAL REVENUE ......................................                  --                   39,585                 39,585
                                                                ------------           ------------            ------------

COSTS AND EXPENSES

Research and development ..............................             2,363,098              6,271,274             12,323,959
Selling, general and administrative ...................             2,033,317              9,890,337             16,861,469
Depreciation and amortization .........................               303,801                348,388                798,344
Non-cash charges for stock based compensation .........             2,588,125              5,321,583             18,324,188

   TOTAL COSTS AND EXPENSES ...........................             7,288,341             21,831,582             48,307,960

   LOSS FROM OPERATIONS ...............................            (7,288,341)           (21,791,997)           (48,268,375)

   OTHER INCOME (EXPENSE):
    LOSS FROM UNCONSOLIDATED SUBSIDIARY ...............                  --                     --               (1,466,467)
   INTEREST INCOME (EXPENSE), NET .....................               (20,900)               116,289                 98,485

   TOTAL OTHER INCOME (EXPENSE) .......................               (20,900)               116,289             (1,367,982)

   NET LOSS ...........................................          $ (7,309,241)          $(21,675,708)          $(49,636,357)

LOSS PER COMMON SHARE; basic and diluted ..............          $       (.49)          $       (.83)

WEIGHTED AVERAGE COMMON SHARES; OUTSTANDING,
basic and diluted .....................................            14,960,531             26,032,295




              See notes to the consolidated financial statements.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                                                                                   OCTOBER 2,
                                                                                                                     1996
                                                                                             FOR THE               (DATE OF
                                                                                         NINE MONTHS ENDED         INCEPTION)
                                                                                             MARCH 31,                TO
                                                                                            -----------             MARCH 31,
                                                                                      1999                2000        2000
                                                                                      ----                ----        ----
Cash Flow From Operating Activities:
   Net Loss...............................................................    $(7,309,531)       $(21,675,708)      $(49,636,357)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization.......................................         332,890             518,356          1,041,930
      Loss on disposal of fixed asset.....................................               -                   -              7,062
      Loss on unconsolidated subsidiary...................................               -                   -          1,466,467
      Non-cash charges relating to issuance of common stock,
        common stock options and warrants.................................       3,677,594          11,157,788         27,075,846
   Changes in assets and liabilities:
       Accounts receivable                                                                            (52,265)           (52,265)
      Prepaid expenses and other current assets...........................        (10,815)           (494,924)          (593,024)
      Accounts payable....................................................       (564,950)             779,474          1,213,243
      Accrued expenses....................................................          13,529         (1,293,343)            746,814
      Due to affiliate....................................................         679,725             517,032             95,697
      Other Assets........................................................               -           (250,000)          (400,000)
      Deferred revenue....................................................          40,000              12,680             52,680
        Net cash used in operating activities.............................     (3,141,558)        (10,780,910)       (18,981,907)
Cash Flow From Investing Activities:
   Investment in joint venture............................................               -         (1,020,000)        (1,020,000)
   Payments related to patents and licensing rights ......................        (63,545)             (5,069)          (119,741)
   Purchases of fixed assets..............................................               -           (839,730)        (1,218,298)
        Net cash used in investing activities.............................        (63,545)         (1,864,799)        (2,358,039)
Cash Flow From Financing Activities:
   Proceeds from issuance of common stock and exercises of
      options and warrants................................................       3,327,582          14,600,704         31,280,774
   Repurchase of treasury stock at cost...................................               -                   -            (7,973)
        Net cash provided by financing activities.........................       3,327,582          14,600,704         31,272,801
Net Increase in Cash and Cash equivalents.................................         122,479           1,954,995          9,932,855
Cash and Cash equivalents, Beginning of Period............................               -           7,977,860                  -
Cash and Cash equivalents, End of Period..................................      $  122,479        $  9,932,855      $   9,932,855





               See notes to the consolidated financial statements.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

         mPhase Technologies, Inc. (the "Company") was organized on October 2, 1996. On February 17, 1997, the Company acquired Tecma Laboratories, Inc., ("Tecma") in a transaction accounted for as a reverse merger whereby Tecma issued 6,600,000 shares of its common stock for all of the issued and outstanding shares of the Company. Tecma was primarily engaged in research and development of certain patented products in the health care field. On June 25, 1998, the Company acquired Microphase Telecommunications, Inc. ("MicroTel") a Delaware corporation, through the issuance of 2,500,000 shares of its common stock in exchange for all the issued and outstanding shares of MicroTel. The assets acquired in this acquisition were patents and patent applications utilized in the Company's proprietary Traverser-TM- Digital Video Data Delivery System ("Traverser-TM-"). The primary business of mPhase is to design, develop, manufacture and market high-bandwidth telecommunications product incorporating direct subscriber line ("DSL") technology. The present activities of the Company are focused on the completion of its proprietary Traverser-TM- utilizing existing twisted pair copper wire infrastructure in "Plain Old Telephone Systems" ("POTS"). The Company continues to be a development stage company, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises", as it continues to devote substantially all of its efforts to establishing a new business, and it has not yet commenced its planned principal operations.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on form 10KSB for the year ended June 30, 1999.

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

4.  REVENUE RECOGNITION

         During the quarter ended March 31, 2000, the Company commenced shipments of its "POTS Splitter Shelf" and "Splitter Card" products. Revenue is recognized in accordance with staff accounting bulletin No. 101, "Revenue Recognition".

5. RELATED PARTY TRANSACTIONS

         The management of the Company are also employees of Microphase Corp. ("Microphase"). On May 1, 1997, the Company entered into an agreement with Microphase, whereby the Company will use office space as well as the administrative services of Microphase including the use of accounting personnel. This Agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000 per month. Additionally, in July 1998, the Company entered into an agreement with Microphase, whereby the Company pays Microphase $40,000 per month for technical research and development assistance. Microphase also charges fees for specific projects on a project by project basis. During the nine months ended March 31, 1999 and 2000 and for the period from inception (October 2, 1996) to March 31, 2000, $450,000, $1,346,846 and $2,006,846 have been charged to expense under these Agreements and is included in operating expenses in the accompanying consolidated statements of operations. As of March 31, 2000, the Company has $531,367 due to Microphase included in the accompanying consolidated balance sheet.

         During the quarter ended March 31, 2000 the Company received $39,000 of interest income paid by Microphase in connection with a $2.6 million loan made to Microphase by the company during the quarter, which was repaid along with interest thereon, in the same quarter.

         The Note receivable at March 31, 2000 represents a note due from a consultant who was granted 100,000 shares during this quarter with interest at 8% per annum and secured by 75,000 of those shares.

         Interest expense for the nine months ended March 31, 1999 represents $2,000 paid to the Company's vice president and $18,900 payable to the Company's president.

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

7.  INVESTMENT IN JOINT VENTURE

         In March 2000 the Company acquired a 50% interest in Telco Television Network, Inc. an incorporated joint venture, for a cash investment of $20,000. Additionally the agreement provided for the grant of options to the joint venture partner, to purchase 200,000 shares of the Company's stock for $4.00 (valued at $2,633,400 using the Black Scholes Pricing Model) which was included in selling, general and administrative expenses as of March 31, 2000. The agreement also stipulates for our joint venture partner, AlphaStar International, Inc., to provide the Joint Venture right of first transmission for it's transmissions including MPEG-2 digital satellite television. Additionally, the Company loaned the joint venture $1,000,000 at 8% interest per annum in March 2000. The loan is repayable to the Company from equity infusions at such time that the joint venture qualifies for a NASDQ Small Cap Market Listing. The Company's investment is accounted for under the equity method as of March 31, 2000. Subsequent to March 2000 the Company acquired an additional 7% interest for an additional $1,500,000 investment; as such the joint venture will become a consolidated subsidiary.

8.  EQUITY TRANSACTIONS

         During the quarter ended March 31, 2000 the company issued 1,722,500 shares of its common stock to accredited investors in private placements generating gross proceeds of $11,885,000 which net of offering costs of $568,680, generated net proceeds to the company of $11,316,320. The Company also issued 408,000 shares for the excercise of options and warrants for a total of $1,370,000. In connection with the private placements the company issued 124,875 shares and an option to purchase 200,000 shares at $4.00, which was exercised during the quarter, to investment banking firms. Also during the quarter, the company granted 410,000 shares to employees and 115,000 shares to consultants.

9. COMMITMENTS AND CONTINGENCIES

         The Company has entered into various agreements with Georgia Tech Research Corporation ("GTRC"), pursuant to which the Company receives technical assistance in developing the commercialization of its digital video and data system. The amounts incurred by the Company for GTRC technical assistance with respect to its research and development activities and included in the accompanying consolidated statement of operations for the nine months ended March 31, 1999 and 2000 totaled $1,800,042 and $3,422,132, respectively. If and when sales commence utilizing this particular technology, the Company will be obligated to pay to GTRC a royalty of 3% to 5% of product sales as defined.

         From time to time, the Company may be involved in various legal proceeding s and other matters arising in the normal course of business. The Company currently has no material outstanding legal proceedings.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 2000 VS. MARCH 31, 1999

         The Company recorded a net loss of $21,675,708 for the nine months ended March 31, 2000 as compared to a loss of $7,309,241 for the comparable period ended March 31, 1999. This represents a loss per common share of $(.83) for the period ended March 31, 2000 as compared to a loss per common share of $(.49) for the period ended March 31, 1999. Research and development expenses were $6,271,274 in 2000 compared to $2,363,098 in 1999 due to the Company's increased efforts in its Traverser and POTS products. Selling, general and administrative expenses rose to $9,890,337 in 2000 from $2,033,317 for the comparable period in 1999. The increase in the administrative costs primarily relate to thehiring of additional full time employees, market making expenses relating to investor relations and an increase in the Company's marketing efforts, including non-cash charges relating to the issuance of common stock, options and warrants to consultants of $5,836,205 in 2000 as compared to $1,089,469 during the comparable period in 1999. Also, through March 2000 the nine month expenses for stock based compensation to employees of the company were $5,321,583 as compared to $2,588,125 in 1999.

THREE MONTHS ENDED MARCH 31, 2000 VS. MARCH 31, 1999

         The Company recorded a net loss of $15,673,561 for the three months ended March 31, 2000 as compared to a net loss of $3,729,463 for the comparable period ended March 31, 1999. This represents a loss per common share of $(.56) for the period ended March 31, 2000 as compared to a loss per common share of $(.22) for the three month period ended March 31, 1999. Research and development expenses were $2,876,419 in 2000 compared to $475,888 in 1999 and selling, general and administrative expenses rose to $7,542,575 from $557,790 for the comparable quarter in 1999. The increase in the administrative costs primarily relate to the hiring of full time employees, market making expenses relating to investor relations and a significant increase in the Company's marketing and strategic alliance efforts. In addition, all of the $5,836,205 of the year to date non-cash expense for stock, options and warrants granted to consultants was incurred in the quarter ended March 31, 2000, including approximately $800,000 of options granted to a consultant in connection with an agreement with BMW and $2,633,400 in connection with the Company's joint venture with AlphaStar.

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

         For the nine months ended March 31, 1999, and 2000 and for the period since inception (October 2, 1996) to March 31, 2000, approximately $1,800,042, $3,422,132 and $8,022,100 respectively, has been billed to mPhase for research and development conducted by Georgia Tech, of which approximately $740,809 was included in accounts payable and accrued expenses as of March 31, 2000.

         We are the sole, worldwide licensee of the technology developed by Georgia Tech in conjunction with the Traverser product line. Upon completion of the commercial product, Georgia Tech will receive a royalty of 3% to 5% of product sales as defined.

         The total amount of research and development costs we have expended from inception (October 2, 1996) through March 31, 2000 was approximately $12,323,959.

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

 STRATEGIC ALLIANCES IMPLEMENTED

         The manufacturer of the Company's TRAVERSER-TM- DIGITAL VIdeo aND Data Delivery System (DVDDS), Flextronics International LTD. (NASDAQ: FLEX), completed a pilot run of the central office equipment for the (DVDDS) system and the pilot run for the Intelligent Network Interface (INI) (a next generation set top box). The Company delivered its initial prototype to Hart Telephone in May, 2000. The Company believes that the selection of Flextronics enhances the Company's ability to implement the delivery system necessary to satisfy what we hope to be a strong and evolving market demand.

         On January 31, 2000 Newbridge Networks Corporation (NYSE: NN), a leading provider of networking solutions, agreed to re-sell the Company's filter products, including the "POTS SPLITTER SHELF" and "SPLITTER CARD." The filter products the Company provides Newbridge Networks are the Company's first products sold and utilized. The filter products enable Newbridge Networks customers, which include 350 of the world's largest telecommunication services providers, to provide quality, cost efficient voice, video and Internet access applications. In March of 2000, the Company shipped its initial orders and recorded its initial operating revenue from these products.

         On March 2, 2000 the Company and AlphaStar International, Inc. formed a joint venture named Telco Television Network, Inc. to broadcast MPEG-2 signals over satellite to competitive local exchange carriers and/or Telco head-ends, providing the first TV network to integrate satellite and DSL.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000 the Company had working capital of $8,884,663.

         During the nine months ended March 31, 2000 we raised additional capital of approximately $14,600,700 through the issuance of common stock and the exercise of options and warrants held by sophisticated investors in transactions exempt from registration pursuant to Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. Included in the 14,600,700 was $510,500 from stock subscriptions receivable and approximately $2,045,000 from the exercise of stock options and $1,313,884 from the exercise of warrants. In December 1999 and January 2000 we raised a total of $4,000,000 through the issuance of 1,000,000 shares to sophisticated investors in transactions exempt from registration pursuant to Rule 506 discussed above. In March the Company raised $8,325,000 through the issuance of 832,500 shares of common stock; again pursuant to Rule 506, of which $1,000,000 was received in April. Through the nine months ended March 31, 2000 the company has incurred estimated cash offering costs of approximately $593,680. As a result of these private offerings, we anticipate having sufficient working capital through the end of the development stage for our Traverser DVDDS product. We do anticipate that, in connection with the full commercial production of our Traverser DVDDS product and the anticipated costs relating to our investment in Telco Television Network, Inc., we will raise significant additional funds through a public or private offering of our common stock or otherwise. However, there can be no assurance that the Company's efforts to produce a commercially viable product will be successful, that the Company will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the company to realize its plans.

                   RISK FACTORS WHICH MAY AFFECT OUR BUSINESS

WE EXPECT TO INCUR SUBSTANTIAL NET LOSSES FOR THE FORESEEABLE FUTURE AND WE EXPECT TO RAISE SUBSTANTIAL ADDITIONAL CAPITAL.

         We expect operating losses and negative cash flow for the foreseeable future as we must invest in marketing and promotional activities, maintenance of the Company's technology and operating systems, in addition to the continued commitment we must maintain for research and development. As such, we anticipate additional public or private offerings of our common stock. We cannot be certain when and if we will achieve sufficient revenues in relation to expenses to become profitable. We believe that increasing our revenues will depend in large part on our ability to:

         -        Raise additional capital;

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

WE HAVE COMMON MANAGEMENT.

         Necdet F. Ergul, our Chairman of the Board, Ronald A. Durando, our President and Chief Executive Officer, and Gustave T. Dotoli, our Chief Operating Officer and Vice President, respectively, are officers and Necdet F. Ergul and Ronald Durando are shareholders as well of Microphase Corporation. We currently purchase from Microphase passive components for the Traverser, and other DSL products, including the "POTS Splitter Shelf" and "Splitter Card". Microphase also provides resources and technology related to the development of the Traverser, and other DSL products. Microphase may not be the most economical provider of these components and resources. In addition, we will pay to Microphase, going forward, a royalty comprised of a percentage of the commercial product sales of DSL-related technologies. Ronald A. Durando and Gustave T. Dotoli are president and vice-president of PacketPort.com.

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

COMPETITION

         The telecommunications equipment market is characterized by swift technological change. Several solutions such as fiber optic, cable, wireless and satellite technologies compete with DSL for market share. Service providers may use other technologies such as fiber optic cable, hybrid coaxial cable, ISDN to deploy high-speed transmissions. Based on current industry standards, we believe that XDSL can compete, particularly with respect to telephone companies and other copper wire based service providers, from the standpoint of cost effectiveness, superior technology and ease of development.

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

FORWARD LOOKING AND OTHER STATEMENTS

         Forward looking statements above and elsewhere in this report that suggest the Company will increase revenues or become profitable are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations and cash flows. These statements are identified by words such as "believes," "expects," "anticipates" or similar expressions. Such forward looking statements are based on the beliefs of mPHASE Technologies Inc. "mPHASE" or "The Company" and its Board of Directors in which they attempt to analyze the Company's competitive position in its industry and the factors affecting its business, including management's evaluation of its sales potential. Stockholders of the Company should understand that each of the foregoing risk factors, in addition to those discussed elsewhere in this quarterly report and in the documents which are incorporated by reference herein, could affect the future results of mPHASE, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference herein. In addition there can be no assurance that the Company and its Board have correctly identified and assessed all of the factors affecting the Company's business.

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  CHANGES IN SECURITIES

         During the nine months ended March 31, 2000, 1,751,845 warrants to purchase the Company shares for $.75 were exercised generating gross proceeds to the Company of $1,313,884; pursuant to an option granted July 15, 1998, 352,259 shares were issued to an investment banking firm; 75,000 shares were issued in connection with the settlement discussed in Item One above, and 225,000 shares were issued pursuant to the exercise of options generating net proceeds to the Company of $275,000 through September. Additionally 400,000 shares were issued to an investment banking firm pursuant to an option, in October 1999. In December, 1999 110,000 shares and in January 2000, 890,000 shares respectively, were issued to investors for $4.00 a share, and in March, 2000 832,500 shares were issued to investors for $10.00, which subscribed to offerings intended to be exempt from registration pursuant to Rule 506 of the U.S. Securities and Exchange Commission. During the quarter ended March 31, 2000 250,000 shares were issued to an investment banking firm pursuant to options and 124,875 were granted another investment banking firm. On January 26, 2000, the Board of Directors authorized the stated value to $.01 per share for its common stock.

           On April 7, 2000 ,the Company submitted an application to NASDAQ for a listing on the National Market System. Our shares currently trade on the OTC Bulleting Board under the symbol "XDSL" and under the proposal would continue trading under that symbol. The Company believes that securing such listing at this time is appropriate given the current progression from development stage to operating mode, and it further believes that such listing may enhance the marketability of its shares, particularly among institutional investors who are often restricted from owning stock in non- NASDAQ-listed companies. While the Company believes it met all necessary requirements at the time of filing, there can be no assurance that such approval will be issued or, if issued, that it will occur within any specific time frame, or that such approval, if received, will result in increased marketability.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         As described in the Company's Definitive Proxy Statement (DEF-14A), filed on April 27, 2000, the following proposals have been submitted to shareholders for their approval: (1) a proposal to elect eight (8) Directors to hold office until the next Annual Meeting; (2) a proposal to increase the authorized capitalization of the Company from 50,000,000 to 150,000,000 shares;
(3) a proposal to adopt the Long-Term Stock Incentive Plan and the increase the authorized shares available for issuance; and (4) a proposal to ratify the appointment of Arthur Andersen LLP as the independent accountants for the Company's fiscal 2000 year. The aforementioned proposals are explained in greater detail in the Proxy Document; shareholders of record as of April 6, 2000 are entitled to vote before the deadline of May 22, 2000.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MPHASE TECHNOLOGIES, INC.
                             Formerly Tecma Laboratories, Inc.

Dated: May 15, 2000          By:

                                                   Ronald A. Durando
                                                     PRESIDENT, CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Ronald A. Durando        President, CEO                        May 15, 2000


Gustave T. Dotoli        Vice President, COO                   May 15, 2000


John Randazzo            Accounting and Finance                May 15, 2000