Form 10KSB40
period 2000-06-30
MPHASE TECHNOLOGIES INC
filed 2000-09-28
CIK 825322

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
           FOR THE YEAR ENDED JUNE 30, 2000

                          COMMISSION FILE NO.000-24969

                            ------------------------

                           MPHASE TECHNOLOGIES, INC.

                 (Name of small business issuer in its charter)

           NEW JERSEY                          22-2287503
 (State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)          Identification Number)

587 CONNECTICUT AVE., NORWALK, CT              06854-1711
 (Address of principal executive               (Zip Code)
            offices)

       Registrant's telephone number, including area code: (203) 838-2741

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of
Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to the Form 10-KSB. /X/

    Transitional Small Business Disclosure Format: Yes / /  No /X/

    Registrant had 31,719,540 shares of Common Stock, no par value, stated value $.01, outstanding on September 14, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

                        GENERAL DESCRIPTION OF BUSINESS

    mPhase Technologies, Inc. (the "Company") is a development stage company engaged in the development of high-bandwidth telecommunications products incorporating digital subscriber line, or DSL technology. The Company's products are designed to enable high speed broadband transmission over the installed copper telephone wire infrastructure. The Company believes that its DSL technology is unique in that it enables cost effective and reliable simultaneous delivery of high-speed internet access, digital television programming and telephone communications over an existing telephone line on an unshared platform.

    To date, the Company has had insignificant operating revenue. There can be no assurance whatsoever that its DSL technology (the "Traverser") and other products, when fully developed and manufactured in significant quantity, will be able to compete successfully in the marketplace and/or generate revenue. Moreover, the Company forecasts ongoing significant losses into the foreseeable future, including, but not limited to, costs such as research and development expenses, marketing and sales, advertising, engineering, drafting, manufacturing, assembly, quality control, cost of materials and general and administrative expenses. Consequently, the Company will continue to have high levels of operating expenses before developing significant revenues and will be required to make substantial capital expenditures in connection with our ongoing research and development activities.

    CURRENT PRODUCTION STATUS AND PRODUCTS PLAN

    The Company has begun to deploy its Traverser DVDDS version 1.1 at Hart Telephone. As of the fiscal year end, 4 Hart customers were utilizing the system to receive television content and access the internet. Additional customers are scheduled to have the Traverser installed, resulting in 50 Hart customers fully up and running on the system by the end of calendar year 2000. The remaining 950 ports will be delivered to Hart during this fiscal year. The system being deployed at Hart is capable of delivering up to 192 channels of broadcast television pay-per-view and customized content. This location, as it is the first to be configured with the commercial production system, is the showcase for the Company's flagship product.

    MPHASE TELEVISION.NET, INC.

    In a parallel effort, the Company, through mPhase Television.net, Inc. its joint venture with AlphaStar International, Inc. ("AlphaStar"), has secured 54 channels of broadcast television content by way of agreements to test the delivery of TV signals over copper wires using the Traverser system. This content is an essential part of the turn key solution mPhase plans to make available to telecommunications providers worldwide. We anticipate that the testing phase will be completed in stages starting November 2000 resulting in affiliation agreements with each of the networks. The affiliation agreements will be subject to satisfying the networks that their standards for delivery quality will be assured. Currently Hart Telephone is successfully receiving the signals being transmitted from our earth station located in Oxford, Connecticut.

    In March 2000 the Company acquired a 50% interest in mPhase Television.net, Inc., an incorporated joint venture with AlphaStar for a cash investment of $20,000. Additionally the agreement provided for the grant of options to the Company's joint venture partner to purchase 200,000 shares of the Company's common stock for $4.00 per share. The agreement stipulates that AlphaStar must provide to the venture the right at AlphaStar's facilities to transmit MPEG2 digital content. Additionally the Company loaned the joint venture $1,000,000 at 8% interest per annum. The loan is repayable to the Company from equity infusions not later than such time that the joint venture qualifies for a NASDAQ small cap market listing. Subsequent to March 2000, the Company acquired an additional 6.5% interest in mPhase Television.Net, Inc., for an additional $1,500,000 investment. The joint venture is a consolidated subsidiary of the Company. The Company believes that its rights under the joint venture agreement enables it to cost effectively deliver digital television content as part of its Traverser System products and services.

    The Company anticipates developing a number of future product enhancements that can be incorporated ino the mPhase Traverser family of products and services. In addition to digital television and internet usage, applications such as interactive television, local and national ad insertion, digital telephony, proprietary content, video on demand, and specialized content packages become a technical and economic possibility.

    In addition to our Traverser system, the Company has also designed a proprietary line of interoperable DSL component products which consist of customer premises and central office POTS (Plain Old Telephone Service) filters and splitters for G.lite and full rate DSL applications. These component products are currently being marketed and sold to telecommunications equipment providers and carriers worldwide. The Company does not believe that its inherent competitive advantage will be impaired by the sale of these component products to potential competitors.

    During the next twelve months the Company anticipates ongoing research, development and manufacturing costs. Additionally, the Company anticipates expanding the staff, as needed, to support anticipated demand for products and correlated support services.

MPHASETV.NET

    The Company has organized a subsidiary corporation, mPhaseTV.net, which is an integrator of internet content. mPhaseTV.net has signed an agreement with InfoSpace.com Inc. a leading provider of internet content that aggregates and co-brands internet content and root services for the Company. The company has signed an agreement with InfoSpace to aggregate content and coordinate regional banner advertising with mPhaseTV.net. Revenues from service provision will be shared between InfoSpace and mPhaseTV.net. Included on the mPhaseTV.net website are features such as yellow and white pages, classifieds, finance, shopping, net community, and city guide.

COLLABORATIONS AND ASSOCIATED RISKS

    Our Traverser product line is designed to provide a cost effective and reliable solution to deliver digital television over the installed twisted pair, copper wire infrastructure, as an alternative to cable access television and direct broadcast satellite services. By using the installed public telephone infrastructure, the Traverser product line supports high speed communication solutions without requiring costly upgrades from copper to coaxial cable or fiber optics.

    Our Traverser DVDDS products utilize technology licensed on an exclusive basis from Georgia Tech Advanced Research Corporation and technology owned by the Company. Under a Basic Ordering Research Agreement, Georgia Tech conducts a significant portion of the engineering research and design efforts for the Company in developing the Traverser product line.

    If the Traverser product line is successfully developed, the Company intends to direct its marketing efforts to telephone companies, competitive local exchange carriers, domestic and international local exchange carriers, and Regional Bell Operating Companies (RBOCs). The Company expects to stress to these service providers that use of the Traverser DVDDS will enable them to offer customers a complete suite of communications services over a single unshared platform.

    The Company relies significantly on Georgia Tech for research involved with the development of its products. The Company's Basic Ordering Research Agreement with Georgia Tech, includes a series of delivery orders providing guidelines for the research and development of portions or components of the Traverser. The Company's business would be materially adversely affected if Georgia Tech does not perform its responsibilities on an acceptable basis or terminates our relationship, and the Company is unable to replace Georgia Tech's development services on a prompt basis.

    The Company has secured a third party, Flextronics, Inc. to manufacture the Traverser DVDDS. Even so the potential for dependence on a third party manufacturer is inherently risky. If there is a disruption in supply from Flextronics or another vendor that supplies the Company with products and or components, it may be unable to complete the products it desire to sell. Sales would suffer as a result of a disruption in the operations of any the Company's manufacturers.

    Necdet F. Ergul, the Company's Chairman of the Board, Ronald A. Durando, the Company's President and Chief Executive Officer, and Gustave T. Dotoli, the Company's Chief Operating Officer, respectively, are officers of Microphase Corporation and Necdet F. Ergul and Ronald Durando are shareholders as well of Microphase Corporation. The Company currently purchases from Microphase passive components for the Traverser. Microphase also provides resources and technology related to the development of the Traverser. Microphase may not be the most economical provider of these components and resources. In addition, the Company will pay to Microphase, going forward, a royalty of 3% comprised of a percentage of the commercial product sales of DSL-related technologies.

    The Company's success depends in part on its ability to protect its intellectual property. To protect its proprietary rights, the Company has filed provisional patents and copyright applications relating to some of its proposed products and technology. Georgia Tech has filed an application for U.S. Patent for Georgia Tech's Digital Video and Data System. Although the Company believes that our technology is patentable, the patents may not be obtained. Even if the patents are obtained, they may not afford us sufficient protection for our technologies from third party infringement. The Company may elect to seek foreign patent protection, but foreign patent protection may not be granted. Our failure to protect our intellectual property could materially adversely affect us.

                           EMPLOYEES AND CONSULTANTS

    The Company presently has 17 individuals who are employees and consultants, three of whom are concurrently employed by Microphase Corporation.

ITEM 2. PROPERTIES

    Our corporate headquarters are located at 587 Connecticut Avenue, Norwalk, CT 06856-1711. We leased this office space from Microphase Corporation on a month to month basis for $10,000 per month through December 31, 1999 and $11,050 beginning in January 2000 in a lease which includes certain administrative services. The Company also maintain an office and research facility at the Georgia Tech Research Corporation in Atlanta, Georgia as part of its basic ordering agreement with Georgia Tech.

    In addition, the Company's joint venture mPhase Television, Inc. leases two facilities from affiliates of its joint venture partner; one in Oxford CT that houses the satellites for $11,250 per month and the other located in Byram CT. for management and administration offices for $11,250 per month.

ITEM 3. LEGAL PROCEEDINGS

    During the year ended June 30, 2000 the Company settled litigation with Global Music and Media Inc. which has asserted it had the exclusive right to market our technology. This litigation was resolved in August 1999 in a settlement agreement wherein Global Music surrendered any claim to the Company's technology in exchange for the Company to settle claims of Hal Willis against Global for a cash payment of $100,000, the issuance of 75,000 shares of the Company's common stock and option to purchase another 75,000 shares at $5.6275 per share and the payment of $90,000 to Global to settle employee claims, the cost of which had been recorded in the financial statements as of June 30, 1999.

The agreement also called for the repurchase of 75,000 shares of the Company's common stock from the owners of Global by the Company or its co-defendant, Microphase Corporation. Microphase repurchased these shares in August, 1999.

    As of June 30, 2000 the Company was and is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    As described in the Company's Definitive Proxy Statement (DEF-14A), filed on April 27, 2000, the following proposals were submitted to shareholders for their approval: (1) a proposal to elect eight (8) Directors to hold office until the next Annual Meeting; (2) a proposal to increase of authorized capitalization of the Company from 50,000,000 to 150,000,000 shares of common stock; (3) a proposal to adopt the Long-Term Stock Incentive Plan and the increase of authorized shares available for issuance; and (4) a proposal to ratify the appointment of Arthur Andersen LLP as the independent accountants for the Company's fiscal 2000 year. The aforementioned proposals are explained in greater detail in the Proxy Document; shareholders of record as of April 6, 2000 were entitled to vote before the deadline of May 22, 2000, and all such proposals were approved by the shareholders on that date.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) MARKET PRICES OF COMMON STOCK

    The primary market for our common stock is the Nasdaq OTC Bulletin Board, where it trades under the symbol "XDSL." The Company became publicly traded through a merger with Lightpaths TP Technologies, formerly known as Tecma Laboratories, Inc. pursuant to an agreement dated February 17, 1997. The following table sets forth the high and low closing bid prices for the shares for the periods indicated as provided by the NASD's OTCBB System. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. These figures have been adjusted to reflect a 1 for 10 reverse stock split on March 1, 1997.

YEAR/QUARTER                                               HIGH        LOW
------------                                             ---------   --------
Fiscal year ended June 30, 1998
First Quarter..........................................  $    2.00   $  1.375
Second Quarter.........................................      1.375      0.625
Third Quarter..........................................       1.75      0.875
Fourth Quarter.........................................      2.375     1.1875
Fiscal year ended June 30, 1999
First Quarter..........................................       4.25       0.75
Second Quarter.........................................    3.65625     1.5625
Third Quarter..........................................      5.625      1.875
Fourth Quarter.........................................       8.75    2.90625
Fiscal year ended June 30, 2000
First Quarter..........................................       9.25       3.00
Second Quarter.........................................     6.1875       2.50
Third Quarter..........................................     19.125       6.50
Fourth Quarter.........................................     14.125       6.00

(B) HOLDERS

    As of September 14, 2000, the Company had 31,719,540 shares of common stock outstanding and approximately 18,250 stockholders of record.

(C) DIVIDENDS

    The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intend to retain future earnings, if any, to finance operations and the expansion of its business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be based upon the Company's financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the board of directors deems relevant.

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

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED JUNE 30, 2000 VS. JUNE 30, 1999

    The Company recorded a net loss of $38,161,542 for the year ended June 30, 2000 as compared to a loss of $22,838,344 for the comparable period ended
June 30, 1999, an increase of $15,323,198. This represents a loss per common share of $1.41 for the year ended June 30, 2000 as compared to a loss per common share of $1.42 for the period ended June 30, 1999. Research and development expenses rose to $10,288,692 for the year ended June 30, 2000, including a $1,010,375 non-cash charge for options granted to Hart Telephone, increased expenditures with Flextronics in connection with their efforts in assisting the Company to complete the Traverser Version 1.1 and increased expenditures with Microphase Corporation for the completion of the first generation of the Company's component products. This represents an increase of $6,725,791 from the fiscal 1999 balance of $3,562,901.

    General and administrative expenses rose to $17,516,216 in fiscal 2000 from $4,683,109 for the comparable period in fiscal 1999. The increase in the administrative costs relate to several factors. The Company increased its marketing and public relation efforts in anticipation of the deployment of the Company's initial sales of component products and services. The Company also incurred substantial non-cash charges for grants of options and common stock to consultants totaling $9,078,311 for 2000; including $2,633,400 to the Company's minority co-venturers of mPhase Television.Net, Inc., Alpha Star, $796,350 to a consultant for services with respect to strategic advisory services and a $1,808,086 charge recorded for the issuance of common stock in May to recent investors due to a market value adjustment, as compared to a total of $2,765,453 of such charges for 1999. The non-cash charges for stock based compensation totaled $10,343,114 in 2000 compared to $13,002,605, a decrease of $2,659,491.
This overall net increase of $4,663,742 of non-cash charges to employees, consultants and investors, included in general and administrative and research and development expenses coupled with the Company's increased non-equity outlays for research and development expense of $5,715,416 represents approximately 68% of the increase in the Company's loss in fiscal 2000 compared to fiscal 1999, and increased marketing efforts and additional hirings of full time employees represent the balance.

                               PLAN OF OPERATIONS

RESEARCH AND DEVELOPMENT ACTIVITIES

    As noted above, Georgia Tech conducts a significant amount of research and development for the Company pursuant to a basic ordering agreement comprised of a series of delivery orders, which outline the timing, necessary actions and form of payment for specific tasks related to the completion of certain components of the Traverser product lines. After the development of the TRAVERSER DIGITAL VIDEO and DATA Delivery System DVDDS version 1.1, the Company expects Georgia Tech to continue research and development of the Traverser product to enhance features and functionality, as well as to coordinate the effort to develop the Traverser, version 2.0 and support the deployment additional products utilizing Traverser technology.

    For the years ended June 30, 1999 and 2000 and for the period since inception (October 2, 1996) to June 30, 2000, approximately $2,450,000, $4,560,000 and $9,160,000 respectively, has been billed to mPhase for research and development conducted by Georgia Tech, of which approximately $445,594 was included in accrued expenses as of June 30, 2000.

    The Company is the sole, worldwide licensee of the technology developed by Georgia Tech in conjunction with the Traverser product line. Upon completion of the commercial product, Georgia Tech will receive a royalty of 3% to 5% of product sales.

    The amount of research and development costs the Company has expended from October 2, 1996, its inception date, through June 30, 2000 was approximately $16,340,000. During the year ended June 30, 2000, the Company incurred research and development expenses of approximately $10,290,000 as a consequence of the continued development of its current DSL products and services.

STRATEGIC ALLIANCES IMPLEMENTED

    The manufacturer of the Company's DVDDS, Flextronics International LTD. (NASDAQ: FLEX), completed a pilot run of the central office equipment for the DVDDS system and a pilot run for the Intelligent Network Interface (INI) (a next generation set top box). The Company delivered its initial prototype to Hart Telephone in May, 2000. The Company believes that the selection of Flextronics enhances the Company's ability to implement the delivery system necessary to satisfy what we hope to be a strong and evolving market demand.

    On January 21, 2000 Alcatel S.A., formerly Newbridge Networks Corporation (NYSE: NN), a leading provider of networking solutions, agreed to re-sell the Company's filter products, including the "POTS SPLITTER SHELF" and "SPLITTER CARD." The filter products the Company provides Newbridge Networks are the Company's first products sold and utilized. The filter products enable Newbridge Networks customers, which include 350 of the world's largest telecommunication services providers, to provide quality, cost efficient voice, video and Internet access applications. In March of 2000, the Company shipped its initial orders and recorded its initial operating revenue from these products.

                        LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2000 the Company had working capital of $3,556,587.

    In order to provide necessary funds for research and development, capital expenditures and operating losses, the Company successfully raised additional capital of approximately $17,620,000 in the fiscal year ended June 30, 2000 through the issuance of common stock to sophisticated investors in a series of transactions exempt from registration pursuant to Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company believes that its current resources, along with anticipated funding, will be sufficient to sustain the Company's operations over the upcoming year, however, it is anticipated that the Company in connection with the full commercial production of its Traverser DVDDS product, it will need to raise significant additional funds. The Company is currently raising $5,000,000 through an exempt private placement under Rule 506 of Regulation D which is expected to close not later than September 30, 2000. The Company is also in current negotiations with a number of investment banking firms to raise additional equity financing. However, there can be no assurance that such equity financing will be available or at favorable terms to the Company when needed.

FORWARD LOOKING AND OTHER STATEMENTS

    The Company has made statements in this document that are forward-looking statements that involve substantial risks and uncertainties. These statements can be identified by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they: (1) discuss the Company's future expectations; (2) contain projections of the Company's future results of operations or of the Company's fiscal condition; or (3) state other "forward looking" information.

    The Company believes it is important to communicate its expectations to its investors. However, there may be events in the future that the Company is not able to accurately predict or which it does not fully control. Important factors that could cause actual results to differ materially from these expressed or implied by our forward-looking statements, include, but are not limited to those risks, uncertainties and other factors discussed in this document.

                   RISK FACTORS WHICH MAY AFFECT OUR BUSINESS

    The Company expects to incur substantial net losses for the foreseeable future and expects to raise additional capital through issuances of our common stock.

    The Company expects operating losses and negative cash flow for the foreseeable future as it must invest in marketing and promotional activities, maintenance of the Company's technology and operating systems, in addition to the continued commitment it must maintain for research and development. As such, the Company anticipates additional public or private offerings of its common stock. The Company cannot be certain when and if it will achieve sufficient revenues in relation to expenses to become profitable. The Company believes that increasing its revenues will depend in large part on its ability to:

    - Raise additional capital;

    - Complete the Beta-stage of our initial products;

    - Gain market acceptance and market share which will be dependent upon the timing, strength and success of our strategic alliances;

    - increase industry awareness of our products and develop effective marketing and other promotional activities to develop our initial customer base;

    - develop strategic relationships that balance the Company's current and long-term ability to capitalize on its technology.

    The Company's future profitability depends on generating and sustaining high revenue growth while maintaining reasonable expense levels. Slower revenue growth than it anticipates or operating expenses that exceed the Company's expectations would harm its business. If the Company achieves profitability, it cannot be certain that it would be able to sustain or increase profitability in the future.

THE COMPANY'S OPERATING HISTORY IS VERY LIMITED.

    The Company has limited operating history upon which an investor can evaluate its performance. An interested party or investor in the Company's common stock should consider the risks and difficulties the Company may encounter as in the rapidly evolving broadband telecommunications marketplace. These risks include the Company's ability to:

    - complete its flagship products;

    - implement its current strategy and obtain market penetration when its products become available;

    - anticipate and adapt to rapid changes in its markets;

    - attract initial customers and maintain customer satisfaction.

    If the Company does not successfully manage these risks, its business will suffer. The Company cannot assure you that it will successfully address these risks or that its business strategy will be successful.

THE COMPANY EXPECTS TO USE 3RD PARTY MANUFACTURERS.

    Even though the Company has secured a third party to manufacture its products, the potential for dependence on a third party manufacturer is inherently risky. If there is a disruption in supply from Flextronics or another vendor that supplies the Company with products and or components, it may be unable to complete the products the Company desires to sell. The Company's sales would suffer as a result of a disruption in the operations of any of its manufacturers.

THE COMPANY HAS COMMON MANAGEMENT.

    Necdet F. Ergul, our Chairman of the Board, Ronald A. Durando, our President and Chief Executive Officer, and Gustave T. Dotoli, our Chief Operating Officer and Executive Vice President, respectively, are officers of Microphase Corporation and Necdet F. Ergul and Ronald Durando are shareholders as well of Microphase Corporation. The Company currently purchases from Microphase passive components for the Traverser. and other DSL products, including the "POTS Splitter shelf" and "Splittercard". Microphase also provides resources and technology related to the development of the Traverser. Microphase may not be the most economical provider of these components and resources. In addition, we will pay to Microphase, going forward, a royalty comprised of a percentage of the commercial product sales of DSL-related technologies. Ronald A. Durando and Gustave T. Dotoli are also President and Vice-President respectively of PacketPort.com., a Company that is engaged in the business of manufacturing and marketing computer peripheral hardware and software products for the automated voice response, telecommunications, computer and multimedia communications industries.

    Ronald A. Durando is Chairman of the Board of Janifast Holdings LTD, a U.S. holding company which owns Janifast Limited, a company engaged in the manufacturing of Pots Splitter Shelves and Cards and Filters for the Company. Janifast may not be the most economical provider of these components and resources. The manufacturing operations of Janfest Limited are located in Hong Kong and the Peoples Republic of China.

THE COMPANY'S SUCCESS DEPENDS ON INTELLECTUAL PROPERTY.

    The Company's success depends in part on its ability to protect its intellectual property. To protect its proprietary rights, the Company has filed provisional patents and copyright applications relating to some of its proposed products and technology. Georgia Tech has filed an application for U.S. Patent for Georgia Tech's Digital Video and Data System. Although the Company believes that certain of its technology is patentable, the patents may not be obtained. Even if the patents are obtained, they may not afford the Company sufficient protection for its technologies from third party infringement. The

Company may elect to seek foreign patent protection, but foreign patent protection may not be granted. The Company's failure to protect its intellectual property could have a material adverse effect.

COMPETITION

    The telecommunications equipment market is characterized by swift technological change. Several solutions such as fiber optic, cable, wireless and satellite technologies compete with DSL for market share. Service providers may use other technologies such as fiber optic cable, hybrid coaxial cable, ISDN to deploy high-speed transmissions. Based on current industry standards, the Company believes that RADSL technology can compete, particularly with respect to telephone companies and other copper wire based service providers.

    Among equipment companies that supply DSL technology, our competitors include ADTRAN, Alacatel S.A., Aware, Inc., Pliant Technologies, CISCO Systems, Inc., ECI Telecom Ltd., Lucent Technologies, Nokia, LM Ericsson, NEC, Samsung, Nortel Networks, Next Level Communications, Inc., Orckit Communications, ADC Telecommunications, TUT Systems, Westell Technologies, AG Communications Systems, Copper Mountain, Interspeed, Paradyne Networks, Inc.

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

REGULATION

    The Federal Communication Commission, or FCC, and various state public utility and service commissions, regulate most of the Company's potential domestic customers. Changes to FCC regulatory policies may affect the accessibility of services, and otherwise affect how telecommunications providers conduct their business. These regulations may adversely affect our potential penetration into certain markets. In addition, the Company's business and results of operations may also be adversely affected by the Imposition of certain tariffs, duties and other import restrictions on components which the Company obtains from non-domestic suppliers. Changes in current or future laws or regulations, in the U.S. or elsewhere, could materially adversely affect our business.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following documents are filed as part of this report:

Consolidated Financial Statements of the Registrant, mPhase Technologies, Inc.

Financial Statements

                                                               PAGES
                                                              --------
Report of Arthur Andersen LLP...............................     F-1
Report of Schuhalter, Coughlin & Suozzo, LLC................     F-2
Consolidated Balance Sheet as of June 30, 2000..............     F-3
Consolidated Statements of Operations for the years ended
  June 30, 1999 and 2000 and for the period from inception
  (October 2, 1996) through June 30, 2000...................     F-4
Consolidated Statements of Changes in Stockholders' Equity
  (Deficit) for the period from inception (October 2, 1996)
  through June 30, 1997 and for each of the three years in
  the period ended June 30, 1999............................     F-5
Consolidated Statements of Cash Flows for the years ended
  June 30, 1999 and 2000 and for the period from inception
  (October 2, 1996) through June 30, 2000...................     F-7
Notes to Consolidated Financial Statements..................     F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of mPhase Technologies, Inc.:

    We have audited the accompanying consolidated balance sheet of mPhase Technologies, Inc. (a New Jersey corporation in the development stage) and subsidiaries as of June 30, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended June 30, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the period from inception (October 2, 1996) to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of mPhase Technologies, Inc. for the period from inception to June 30, 1998. Such statements are included in the cumulative from inception to June 30, 2000 totals of the statements of operations, changes in stockholders' equity and cash flows and reflect total net loss of 7 percent of the related cumulative totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from inception to June 30, 1998, included in the cumulative totals, is based solely upon the report of the other auditors.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of mPhase Technologies, Inc. and subsidiaries as of June 30, 2000, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2000 and for the period from inception to June 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Stamford, Connecticut
September 26, 2000

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

                                          Schuhalter, Coughlin & Suozzo, LLC

Raritan, New Jersey
January 28, 1999

                           MPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                 JUNE 30, 2000


                                  ASSETS
Current assets:
Cash and cash equivalents...................................  $  6,432,417
Accounts receivable.........................................       151,186
Note receivable.............................................       250,000
Prepaid expenses and other current assets...................       578,726
                                                              ------------
  Total current assets......................................     7,412,329
                                                              ------------
Production advances--related parties........................     1,109,641
Property and equipment, net.................................     1,323,756
Patents and licenses, net...................................     1,338,520
                                                              ------------
  Total assets..............................................  $ 11,184,246
                                                              ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable............................................  $  1,520,505
Accrued expenses............................................     1,837,532
Due to officers and related party...........................       412,400
Due to related parties......................................        85,305
                                                              ------------
  Total current liabilities.................................     3,855,742
                                                              ------------
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY:
Common stock, stated value $.01, 150,000,000 shares
  authorized; 31,404,540 shares issued and outstanding......       314,045
Additional paid-in capital..................................    74,370,291
Deferred compensation.......................................    (1,225,668)
Deficit accumulated during development stage................   (66,122,191)
Less--treasury stock, 13,750 shares, at cost................        (7,973)
                                                              ------------
  Total stockholders' equity................................     7,328,504
                                                              ------------
  Total liabilities and stockholders' equity................  $ 11,184,246
                                                              ============

The accompanying notes are an integral part of this consolidated balance sheet.

                           MPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED JUNE 30, 1999 AND 2000 AND

                        FROM INCEPTION (OCTOBER 2, 1996)

                                TO JUNE 30, 2000

                                                                                      FROM INCEPTION
                                                      FOR THE YEARS ENDED JUNE 30,     (OCTOBER 2,
                                                      -----------------------------      1996) TO
                                                          1999            2000        JUNE 30, 2000
                                                      -------------   -------------   --------------
TOTAL REVENUES......................................  $         --    $    279,476     $    279,476
                                                      ------------    ------------     ------------
COSTS AND EXPENSES:
Research and development............................     3,562,901      10,288,692       16,341,377
General and administrative..........................     4,683,109      17,516,216       23,999,846
Licensing fees......................................            --              --          487,500
Depreciation and amortization.......................       410,303         471,101          921,057
Non-cash charges for stock-based employee
  compensation......................................    13,002,605      10,343,114       23,345,719
                                                      ------------    ------------     ------------
  Total costs and expenses..........................    21,658,918      38,619,123       65,095,499
                                                      ------------    ------------     ------------
  Loss from operations..............................    21,658,918      38,339,647       64,816,023
                                                      ------------    ------------     ------------
OTHER INCOME (EXPENSE):
Minority interest loss in consolidated subsidiary...            --          20,000           20,000
Loss from unconsolidated subsidiary.................    (1,161,622)             --       (1,466,467)
Interest income (expense), net......................       (17,804)        158,105          140,299
                                                      ------------    ------------     ------------
  Total other income (expense)......................    (1,179,426)        178,105       (1,306,168)
                                                      ------------    ------------     ------------
  Net loss..........................................  $(22,838,344)   $(38,161,542)    $(66,122,191)
                                                      ============    ============     ============
LOSS PER COMMON SHARE, basic and diluted............  $      (1.42)   $      (1.41)
                                                      ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic
  and diluted.......................................    16,038,009      26,974,997
                                                      ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           MPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
                TO JUNE 30, 1997 AND FOR EACH OF THE THREE YEARS
                       IN THE PERIOD ENDED JUNE 30, 2000

                                         COMMON STOCK                       ADDITIONAL
                                ------------------------------   TREASURY     PAID-IN       DEFERRED      ACCUMULATED
                                  SHARES     $.01 STATED VALUE    STOCK       CAPITAL     COMPENSATION      DEFICIT
                                ----------   -----------------   --------   -----------   -------------   ------------
BALANCE, OCTOBER 2, 1996
  (date of inception).........   1,140,427       $ 11,404        $    --    $   459,753    $        --    $  (537,707)
Issuance of common stock of
  Tecma Laboratories, Inc.,
  for 100% of the Company.....   6,600,000         66,000             --       (537,157)            --        537,707
Issuance of common stock, in
  private placement, net of
  offering costs of
  $138,931....................     594,270          5,943             --        752,531             --             --
Net loss......................          --             --             --             --             --       (781,246)
                                ----------       --------        -------    -----------    -----------    ------------
BALANCE, JUNE 30, 1997........   8,334,697         83,347             --        675,127             --       (781,246)
Issuance of common stock with
  warrants, in private
  placement, net of offering
  costs of $84,065............     999,502          9,995             --        791,874             --             --
Issuance of common stock for
  services....................     300,000          3,000             --        147,000             --             --
Issuance of common stock in
  connection with investment
  in unconsolidated
  subsidiary..................     250,000          2,500             --        122,500             --             --
Repurchase of 13,750 shares of
  common stock................          --             --         (7,973)            --             --             --
Issuance of common stock with
  warrants in private
  placement, net of offering
  costs of $121,138...........   1,095,512         10,955             --        659,191             --             --
Issuance of common stock for
  financing services..........     100,000          1,000             --         (1,000)            --             --
Issuance of common stock in
  consideration for 100% of
  the common stock of
  Microphase
  Telecommunications, Inc.....   2,500,000         25,000             --      1,685,000             --             --
Net loss......................          --             --             --             --             --     (4,341,059)
                                ----------       --------        -------    -----------    -----------    ------------
BALANCE, JUNE 30, 1998........  13,579,711       $135,797        $(7,973)   $ 4,079,692    $        --    $(5,122,305)
                                ----------       --------        -------    -----------    -----------    ------------

                                    TOTAL
                                STOCKHOLDERS'
                                  (DEFICIT)
                                   EQUITY
                                -------------
BALANCE, OCTOBER 2, 1996
  (date of inception).........  $    (66,550)
Issuance of common stock of
  Tecma Laboratories, Inc.,
  for 100% of the Company.....        66,550
Issuance of common stock, in
  private placement, net of
  offering costs of
  $138,931....................       758,474
Net loss......................      (781,246)
                                ------------
BALANCE, JUNE 30, 1997........       (22,772)
Issuance of common stock with
  warrants, in private
  placement, net of offering
  costs of $84,065............       801,869
Issuance of common stock for
  services....................       150,000
Issuance of common stock in
  connection with investment
  in unconsolidated
  subsidiary..................       125,000
Repurchase of 13,750 shares of
  common stock................        (7,973)
Issuance of common stock with
  warrants in private
  placement, net of offering
  costs of $121,138...........       670,146
Issuance of common stock for
  financing services..........            --
Issuance of common stock in
  consideration for 100% of
  the common stock of
  Microphase
  Telecommunications, Inc.....     1,710,000
Net loss......................    (4,341,059)
                                ------------
BALANCE, JUNE 30, 1998........  $   (914,789)
                                ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                           MPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
                TO JUNE 30, 1997 AND FOR EACH OF THE THREE YEARS
                       IN THE PERIOD ENDED JUNE 30, 2000

                                         COMMON STOCK                       ADDITIONAL
                                ------------------------------   TREASURY     PAID-IN       DEFERRED      ACCUMULATED
                                  SHARES     $.01 STATED VALUE    STOCK       CAPITAL     COMPENSATION      DEFICIT
                                ----------   -----------------   --------   -----------   -------------   ------------
BALANCE, JUNE 30, 1998........  13,579,711       $135,797        $(7,973)   $ 4,079,692    $        --    $(5,122,305)
Issuance of common stock with
  warrants in private
  placements, net of offering
  costs of $107,000...........   3,120,000         31,200             --      2,981,800             --             --
Issuance of common stock for
  services....................   1,599,332         15,993             --      8,744,873             --             --
Issuance of common stock with
  warrants in private
  placement, net of offering
  costs
  of $45,353..................     642,000          6,420             --      1,553,227             --             --
Issuance of common stock in
  private placement, net of
  offering costs of
  $679,311....................   4,426,698         44,267             --     10,343,167             --             --
Issuance of stock options for
  services....................          --             --             --      7,129,890             --             --
Issuance of warrants for
  services....................          --             --             --         16,302             --             --
Deferred employee stock option
  compensation................          --             --             --             --       (140,000)            --
Net loss......................          --             --             --             --             --    (22,838,344)
                                ----------       --------        -------    -----------    -----------    ------------
BALANCE, JUNE 30, 1999........  23,367,741        233,677        $(7,973)   $34,848,951    $  (140,000)   $(27,960,649)
Issuance of common stock and
  options in settlement.......      75,000            750             --        971,711             --             --
Issuance of common stock upon
  exercise of warrants and
  options.....................   4,632,084         46,321             --      5,406,938             --             --
Issuance of common stock in
  private placement, net of
  cash offering costs of
  $200,000....................   1,000,000         10,000             --      3,790,000             --             --
Issuance of common stock in
  private placement, net of
  cash offering costs of
  $466,480....................   1,165,500         11,655             --      9,654,951             --             --
Issuance of common stock for
  services....................   1,164,215         11,642             --      8,612,265             --             --
Issuance of options for
  services....................          --             --             --      9,448,100             --             --
Deferred employee stock option
  compensation................          --             --             --      1,637,375     (1,637,375)            --
Amortization of deferred
  employee stock option
  compensation................          --             --             --             --        551,707             --
Net loss......................          --             --             --             --             --    (38,161,542)
                                ----------       --------        -------    -----------    -----------    ------------
BALANCE, JUNE 30, 2000........  31,404,540       $314,045        $(7,973)   $74,370,291    $(1,225,668)   $(66,122,191)
                                ==========       ========        =======    ===========    ===========    ============

                                    TOTAL
                                STOCKHOLDERS'
                                  (DEFICIT)
                                   EQUITY
                                -------------
BALANCE, JUNE 30, 1998........  $   (914,789)
Issuance of common stock with
  warrants in private
  placements, net of offering
  costs of $107,000...........     3,013,000
Issuance of common stock for
  services....................     8,760,866
Issuance of common stock with
  warrants in private
  placement, net of offering
  costs
  of $45,353..................     1,559,647
Issuance of common stock in
  private placement, net of
  offering costs of
  $679,311....................    10,387,434
Issuance of stock options for
  services....................     7,129,890
Issuance of warrants for
  services....................        16,302
Deferred employee stock option
  compensation................      (140,000)
Net loss......................   (22,838,344)
                                ------------
BALANCE, JUNE 30, 1999........  $  6,974,006
Issuance of common stock and
  options in settlement.......       972,461
Issuance of common stock upon
  exercise of warrants and
  options.....................     5,453,259
Issuance of common stock in
  private placement, net of
  cash offering costs of
  $200,000....................     3,800,000
Issuance of common stock in
  private placement, net of
  cash offering costs of
  $466,480....................     9,666,606
Issuance of common stock for
  services....................     8,623,907
Issuance of options for
  services....................     9,448,100
Deferred employee stock option
  compensation................            --
Amortization of deferred
  employee stock option
  compensation................       551,707
Net loss......................   (38,161,542)
                                ------------
BALANCE, JUNE 30, 2000........  $  7,328,504
                                ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           MPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED JUNE 30, 1999 AND 2000 AND

                        FROM INCEPTION (OCTOBER 2, 1996)

                                TO JUNE 30, 2000

                                                                 FOR THE YEARS ENDED         FROM INCEPTION
                                                                      JUNE 30,             (OCTOBER 2, 1996)
                                                             ---------------------------      TO JUNE 30,
                                                                 1999           2000              2000
                                                             ------------   ------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...................................................  $(22,838,344)  $(38,161,542)     $(66,122,191)
Adjustments to reconcile net loss to net cash used in
  operating activities--
  Depreciation and amortization............................       454,494        756,055         1,279,629
  Loss on disposal of fixed assets.........................         7,062          5,796            12,858
  Loss on unconsolidated subsidiary........................     1,161,622             --         1,466,467
  Non-cash common stock, common stock option
    and warrant expense....................................    15,768,058     20,431,800        36,349,858
  Changes in assets and liabilities--
  Accounts receivable......................................            --       (151,186)         (151,186)
  Prepaid expenses and other current assets................       (82,100)      (480,626)         (578,726)
  Production advances--related parties.....................            --     (1,109,641)       (1,109,641)
  Cash overdraft...........................................        (8,432)            --                --
  Note receivable..........................................            --       (250,000)         (250,000)
  Receivables from subsidiary..............................            --             --          (150,000)
  Accounts payable.........................................    (1,272,815)     1,086,736         1,520,505
  Accrued expenses.........................................     1,400,779       (391,997)        1,688,160
  Due to officers and related party........................            --        412,400           412,400
  Due to related parties...................................      (511,394)        70,965          (350,370)
                                                             ------------   ------------      ------------
    Net cash used in operating activities..................    (5,921,070)   (17,781,240)      (25,982,237)
                                                             ------------   ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in unconsolidated subsidiary..................            --             --          (300,000)
  Proceeds from defaulted license agreement with
    unconsolidated subsidiary..............................            --             --           300,000
  Investment in licensing rights and organizational
    costs..................................................       (59,907)       (38,272)         (152,944)
  Purchase of property and equipment.......................      (280,744)    (1,348,210)       (1,726,778)
                                                             ------------   ------------      ------------
    Net cash used in investing activities..................      (340,651)    (1,386,482)       (1,879,722)
                                                             ------------   ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loan payable................................      (210,000)            --                --
  Net proceeds from private placement of common stock and
    exercise of options and warrants.......................    14,449,581     17,622,279        34,302,349
  Repurchase of treasury stock at cost.....................            --             --            (7,973)
                                                             ------------   ------------      ------------
    Net cash provided by financing activities..............    14,239,581     17,622,279        34,294,376
                                                             ------------   ------------      ------------
Net increase (decrease) in cash............................     7,977,860     (1,545,443)        6,432,417
CASH AND CASH EQUIVALENTS, beginning of period.............            --      7,977,860                --
                                                             ------------   ------------      ------------
CASH AND CASH EQUIVALENTS, end of period...................  $  7,977,860   $  6,432,417      $  6,432,417
                                                             ============   ============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           MPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

1. ORGANIZATION AND NATURE OF BUSINESS

    mPhase Technologies, Inc. ("mPhase" or the "Company") was organized on October 2, 1996.

    The primary business of mPhase is to design, develop, manufacture and market high-bandwidth telecommunications products incorporating direct subscriber line ("DSL") technology. The present activities of the Company are focused on the deployment of its proprietary Traverser-TM- and component products and service utilizing existing twisted pair copper wire infrastructure in "plain old telephone systems" ("POTS").

    On February 17, 1997, the Company acquired Tecma Laboratories, Inc., ("Tecma") in a transaction accounted for as a reverse merger.

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

    On August 21, 1998, the Company incorporated a 100% wholly owned subsidiary called mPhaseTV.net, Inc., a Delaware corporation. The Company intends for this subsidiary to be the marketing vehicle for its video services over the internet.

    On March 2, 2000 the Company acquired a 50% interest in mPhase Television.Net, Inc. ("mPhase Television"), an incorporated joint venture with AlphaStar International, Inc. for a cash investment of $20,000 (Note 9). The Company acquired an additional interest in the joint venture of 6.5% in April of 2000 for $1.5 million. At June 30, 2000 the Company has a controlling interest in mPhase Television. The operating results of mPhase Television for the period March 2, 2000 to June 30, 2000 are included in the consolidated results of the Company as of June 30, 2000.

2. LOSSES DURING THE DEVELOPMENT STAGE

    The Company has incurred operating losses totaling $66,122,191 from inception (October 2, 1996) through June 30, 2000.

    The Company is in the development stage and its present activities are focused on the deployment of its proprietary Traverser and associated component products. Because mPhase is in the development stage, the accompanying financial statements should not be regarded as typical for normal operating periods.

    The Company believes that its remaining cash resources at June 30, 2000, along with cash flows expected to be generated from financings that are expected to close in the short term will be sufficient to fund the Company's operations through 2001. Additional funding will be required to complete the product deployment stage, and the transition, ultimately, to profitable operations. However, there can be no assurance that the Company will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans.

                           MPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company, its wholly owned and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

    Property and equipment is recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of three to five years.

REVENUE RECOGNITION

    Substantially all of the Company's revenues for the year ended June 30, 2000, resulted from the sale of the Company's POTS filters, POTS splitters and shelves. Revenue from such components is recognized when the products are shipped and title has been transferred, at which time, the Company has no significant further obligations other than typical warranty support.

RESEARCH AND DEVELOPMENT

    Research and development costs are charged to operations as incurred in accordance with Statement of Financial Accounting Standards ("SFAS"), No. 2, "Accounting for Research and Development Costs."

INCOME TAXES

    The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 139 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date.

                           MPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PATENTS AND LICENSES

    Patents and licenses are capitalized when the Company determines there will be a future benefit derived from such assets, and are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset, generally five years.

    Amortization expense was $400,299 and $442,444 for the years ended June 30, 1999 and 2000, respectively.

LONG-LIVED ASSETS

    The Company accounts for long-lived assets under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of", which states that whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and long-lived assets and certain identifiable intangibles are to be disposed of, they should be reported at the lower of carrying amount or fair value less cost to sell. The Company does not believe that any such changes in circumstances have occurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying values of cash, cash equivalents and accounts payable approximate their fair values due to their short maturities.

LOSS PER COMMON SHARE, BASIC AND DILUTED

    The Company accounts for net loss per common share in accordance with the provisions of SFAS No. 128, "Earnings per Share" ("EPS"). SFAS No. 128 reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their effect is antidilutive.

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

                           MPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company accounts for nonemployee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more readily determinable.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. In June 2000, the SEC issued SAB No. 101B to defer the effective date of the implementation of SAB No. 101 until the fourth quarter of fiscal 2000. Management is currently evaluating the impact of adopting this SAB, but does not believe that this SAB will have a material impact on its financial position or its results of operations.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters beginning after June 15, 2000 (as amended by SFAS No. 137) and will not require retroactive restatement of prior-period financial statements. The Company currently does not use derivative and therefore this new pronouncement is not applicable.

4. ACQUISITION OF MICROTEL

    In June 1998, the Company issued 2,500,000 shares of common stock in exchange for all of the issued and outstanding shares of MicroTel, a wholly owned subsidiary of Microphase, Inc. ("Microphase") The transaction was accounted for as a purchase pursuant to APB Opinion No. 16. The total purchase price of approximately $1,870,000, which was based on the fair market value of the shares issued, was allocated to the patents and is being amortized over an estimated useful life of five years. Pursuant to the agreement of merger, MicroTel has become a wholly owned subsidiary of the Company.

5. NOTE RECEIVABLE

    As consideration for a letter of settlement with a former consultant of the Company, the Company has loaned the former consultant $250,000 in the form of Note the ("Note") secured by 75,000 shares of the former consultants common stock of mPhase. The Note is due April 7, 2001 and accrues interest at a rate of 6.0% quarterly. The Company has included the Note in current assets on the accompanying consolidated balance sheet.

                           MPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

6. PROPERTY AND EQUIPMENT

    Property and equipment, at cost, at June 30, 2000 is as follows:

Equipment...................................................  $1,468,881
Office and marketing equipment..............................     245,437
                                                              ----------
                                                               1,714,318
Less--Accumulated depreciation..............................    (390,562)
                                                              ----------
                                                              $1,323,756
                                                              ==========

    Depreciation expense for the years ended June 30, 1999 and 2000 was $54,195 and $313,611, respectively of which $44,191 and $284,954, respectively is included in research and development.

7. ACCRUED EXPENSES

    Accrued expenses consist of the following at June 30, 2000:


Accrued Bonuses.............................................  $1,056,511
Georgia Tech Research Corporation (Note 12).................     445,594
Other.......................................................     335,427
                                                              ----------
                                                              $1,837,532
                                                              ==========

8. DUE TO OFFICERS AND RELATED PARTY

    For consulting services rendered in connection with the joint venture (Note 9), the Company has agreed to pay two officers of the Company and a related party $412,400 which is included on the June 30, 2000 consolidated balance sheet of the Company. This amount has been paid by the Company subsequent to year end.

9. INVESTMENT IN CONSOLIDATED SUBSIDIARY

    In March 2000, the Company acquired a 50% interest in mPhase Television.Net, Inc, (formerly Telco Television Network, Inc.), an incorporated joint venture, for $20,000. The agreement provided for the grant of warrants to the joint venture partner in consideration of the execution of the Joint Venture Agreement, to purchase 200,000 shares of the Company's stock for $4.00 (valued at $2,633,400) which is included in general and administrative expenses in the accompanying statement of operations as of June 30, 2000. The agreement also stipulates for the Company's joint venture partner, AlphaStar International, Inc., to provide mPhase Television right of first transmission for its transmissions including MPEG-2 digital satellite television. In addition, the Company loaned the joint venture $1,000,000 at 8% interest per annum in March 2000. The loan is repayable to the Company from equity infusions to the subsidiary, no later than such time that mPhase Television qualifies for a NASDAQ Small Cap Market Listing. During April 2000, the Company acquired an additional 6.5% in interest in mPhase Television for $1,500,000.

                           MPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

10. STOCKHOLDERS' EQUITY

    The Company initially authorized capital of 50,000,000 shares of common stock with no par value.

    On January 26, 2000 the board of directors of the Company resolved that the stated value of the common stock was $.01 for accounting purposes and, as such, the financial statements have been retroactively restated to reflect this change.

    On February 23, 2000, the board of directors proposed and on May 22, 2000 the shareholders approved an increase in the authorized capital to 150,000,000 shares of common stock.

    Tecma issued 6,600,000 shares of common stock for all of the issued and outstanding shares of the Company in the reverse acquisition (Note 1).

    In June 1997, the Company sold 594,270 shares of its common stock in a private placement at $1.51 per share, for proceeds of $758,474, net of offering costs of $138,931.

    In October 1997, the Company issued 250,000 shares of its common stock in connection with its investment in Complete Telecommunications Inc.

    During the year ended June 30, 1998, the Company sold, pursuant to private placements, 2,095,014 shares of its common stock together with 1,745,179 warrants for proceeds to the Company of $1,472,015, net of offering costs of $205,203 . The warrants were issued to purchase one share each of common stock at an exercise price of $0.75. Included in offering costs are 100,000 shares of common stock issued for services provided by a third party valued at $0.50 per share, its fair market value.

    During the year ended June 30, 1998, the Company issued 300,000 shares of common stock to consultants for services at $0.50 per share, its fair market value. The Company recorded a charge to operations of $150,000 in the accompanying consolidated statement of operations.

    On June 25, 1998, the Company issued 2,500,000 shares of its common stock for all of the outstanding stock of MicroTel (Note 4) for approximately $1,710,000, its fair market value.

    In November 1998, the Company sold, pursuant to private placements, 3,120,000 shares of its common stock together with 1,000,000 warrants, each to purchase one share of the Company's common stock at a price of $1.00, to several investors at a price of $1.00 per share, net of offering costs of approximately $107,000. On June 2, 2000 these warrants were exercised, generating proceeds to the Company of $1,000,000.

    During the year ended June 30, 1999, the Company issued 1,599,332 shares of common stock to employees and consultants for services performed. The Company recognized a charge to operations of $8,760,866, based upon the fair market value of the shares.

    During the year ended June 30, 1999, the Company sold, pursuant to private placements, 642,000 shares of common stock together with 642,000 warrants, each to purchase one share of the Company's common stock at a price of $2.50. The warrants expire on June 30, 2004. The proceeds received for the offering were $1,559,647, net of offering costs of $45,353. During the fiscal year ended
June 30, 2000, 148,000 of these warrants were exercised, generating proceeds to the Company of $370,000.

    In June 1999, the Company sold, pursuant to private placements, 4,426,698 shares of its common stock at a price of $2.50 per share for $10,387,434, net of offering costs of $679,311, of which $510,500

                           MPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

10. STOCKHOLDERS' EQUITY (CONTINUED)
represented a stock subscription receivable at June 30, 1999. This amount was received by the Company in July 1999.

    In December 1999 and January 2000, the Company sold, pursuant to private placements, 1,000,000 shares of common stock at a price of $4.00 per share, net of cash offering costs of $200,000, generating net proceeds to the Company of $3,800,000. In connection with the private placement, the Company issued 200,000 and 50,000 warrants to purchase common stock. The warrants had an exercise price of $4.00 and $5.00, respectively. During February 2000, these warrants were exercised, generating an additional $1,050,000 of proceeds to the Company.

    In March 2000, the Company sold, pursuant to private placements, 832,500 shares of common stock at a price of $10.00 per share, net of cash offering costs of $466,480 and issued 124,875 shares to the investment banking firm for services, generating net proceeds to the Company of $7,858,520. On May 5, 2000 the Company issued an additional 208,125 shares to these investors due to a market value adjustment. These shares were valued at $1,808,086, which is included in general and administrative expenses in the accompanying statement of operations for the year ended June 30, 2000.

    During the year ended June 30, 2000, the Company issued 1,164,215 shares of common stock to employees and consultants for services performed. The Company recognized a charge to operations of $8,623,907, based upon the fair market value of the common stock on the date of grant.

STOCK INCENTIVE PLAN

    On August 15, 1997, the Company established its Long Term Stock Incentive Plan. Included as part of the Long Term Stock Incentive Plan, is the Stock Option Plan (the "Plan"), in which incentive stock options and nonqualified stock options may be granted to officers, employees and consultants of the Company. On February 23, 2000 the board of directors proposed and on May 22, 2000 the stockholders approved an increase in the total shares eligible under this plan to 15,000,000. Vesting terms of the options range from immediately to two years and generally expire in five years.

    A summary of the stock option activity for the years ended June 30, 1998, 1999 and 2000 pursuant to the terms of the Plan, all of which were nonqualified stock options, is set forth below:

                                                                      WEIGHTED
                                                      NUMBER OF       AVERAGE
                                                       OPTIONS     EXERCISE PRICE
                                                      ----------   --------------
Outstanding at June 30, 1997........................          --        $  --
  Granted...........................................   3,700,000         1.00
  Exercised.........................................          --           --
  Canceled..........................................          --           --
                                                      ----------        -----
Outstanding at June 30, 1998........................   3,700,000         1.00
  Granted...........................................   2,457,500         1.78
  Exercised.........................................          --           --
  Canceled..........................................    (750,000)        1.00
                                                      ----------        -----
Outstanding at June 30, 1999........................   5,407,500         1.35
  Granted...........................................   2,710,000         3.49
  Exercised.........................................    (655,000)        2.93
  Canceled..........................................          --           --
                                                      ----------        -----
Outstanding at June 30, 2000........................   7,462,500        $2.09
                                                      ==========        =====
Exercisable at June 30, 2000........................   7,100,171        $1.93
                                                      ==========        =====

                           MPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

10. STOCKHOLDERS' EQUITY (CONTINUED)

    The fair value of options granted in 1998, 1999 and 2000 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 90% in 1998 and 1999 and 115% in 2000, risk-free interest rate ranging from 4.85 to 6.18 and expected option life of 3 years.

    The per share weighted average fair value of stock options granted during 1998, 1999 and 2000 was $1.00, $5.01 and $6.99, respectively. The per share weighted average remaining life of the options outstanding at June 30, 1998, 1999 and 2000 is 4.17, 3.91 and 3.86 years, respectively.

    The Company has elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value. Had compensation expense for stock options granted under the Plan been determined based on fair value at the grant dates, the Company's net loss for 1999 and 2000 would have been increased to the pro forma amounts shown below.

                                                              JUNE 30
                                                     -------------------------
                                                        1999          2000
                                                     -----------   -----------
Net Loss:
  As reported......................................  $22,838,344   $38,161,542
  Pro forma........................................  $24,576,165   $40,097,570

    For the year ended June 30, 1999, the Company recorded non-cash charges and deferred compensation totaling $7,129,890 and $140,000, respectively, in connection with the grant of 1,607,500 options to employees and 850,000 options to consultants for services rendered.

    For the year ended June 30, 2000, the Company recorded non-cash charges and deferred compensation totaling $9,448,100 and $1,637,375, respectively, in connection with the grant of 2,710,000 options to employees and options to consultants for services rendered or to be rendered. Such charges are the result of the differences between the quoted market value of the Company's common stock on the date of grant and the exercise price for options issued to employees and Black-Scholes stock option pricing calculations for options issued to consultants. In addition, the Company recorded amortization of deferred compensation of $551,707 for the year ended June 30, 2000.

WARRANTS

    In January and April 1998, the Company issued 25,000 and 50,000 warrants, respectively, each to purchase one share of common stock at an exercise price of $1.06 and $2.44, respectively, for consulting services. The warrants expire five years from the date of issuance. At any time after the date of issuance, the Company may, at its option, elect to redeem all of these warrants at $0.01, subject to adjustment, as defined, per warrant, provided that the average closing price of the common stock for 20 business days within any period of 30 consecutive business days exceeds $5.00 per share. As of June 30, 1999, all of these warrants remain outstanding. The fair market values of these warrants were not material.

    In July 1998, in connection with the private placements, the Company issued 400,000 warrants, each to purchase one share of common stock at an exercise price of $1.00 per share. The Company allocated the net proceeds from the sale of the common stock to the common stock and the warrants. The warrants expire five years from the date of issuance. The warrant agreement allows the warrant to

                           MPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

10. STOCKHOLDERS' EQUITY (CONTINUED)
be exercised through the transfer of cash or through a cashless exercise whereby the number of shares issued to the warrant holder would be reduced by the value of shares necessary to pay for the exercise of the warrants based on the fair market value of the Company's common stock on the date of exercise. On July 26, 1999, these 400,000 warrants were converted into 352,239 shares of common stock. In accordance with the warrant agreement, the warrant holder had the right to initiate a cashless exercise to convert the warrants into shares of common stock in lieu of exchanging cash. The number of shares received was determined by dividing the aggregate fair market value of the shares minus the aggregate exercise price of the warrants by the fair market value of one share.

    In September 1998, the Company issued 6,666 warrants for services, each to purchase one share of common stock at an exercise price of $0.75 per share. The warrants expire five years from the date of grant. The Company determined the fair market value of the warrants issued under the Black-Scholes Option Pricing Model to be $16,302. This amount is included in the Company's general and administrative expenses in the accompanying consolidated statement of operations as of June 30, 1999. These warrants were exercised during the year ended
June 30, 2000 generating proceeds to the Company of $5,000.

    In June 1999, in connection with the private placements, the Company also issued 400,000 warrants each to purchase one share of common stock at an exercise price of $1.00 per share. The warrants expire five years from the date of grant. At any time after the date of issuance, the Company may, at its option, elect to redeem all of these warrants at $0.01, subject to adjustment, as defined, per warrant, provided that the average closing price of the common stock for 20 business days within any period of 30 consecutive business days exceeds $10.00 per share. These warrants were exercised during the year ended June 30, 2000 generating proceeds of to the Company of $400,000.

    In January 2000, in connection with private placements, the Company issued 200,000 and 50,000 warrants, each to purchase one share of common stock, at an exercise price of $4.00 and $5.00, respectively. The net proceeds of the private placement were allocated to the warrants and the common stock based on their respective fair values. The warrants expire five years from the date of issuance. These warrants were exercised in February 2000.

    As a result of the proceeding, on June 30, 2000, 494,000 warrants remain outstanding with a weighted average exercise price of $2.50.

                           MPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

11. RELATED PARTY TRANSACTIONS

    The Company's President, Executive Vice President and Chairman of the Board of the Company are also employees of Microphase (Note 4). On May 1, 1997, the Company entered into an agreement with Microphase, whereby the Company will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000 and in January 2000 $11,050 per month. Additionally, in July 1998, the Company entered into an agreement with Microphase, whereby the Company reimburses Microphase $40,000 per month for technical research and development assistance. Microphase also charges fees for specific projects on a project by project basis. During the period ended June 30, 1999 and 2000 and for the period from inception (October 2, 1996) to June 30, 2000, $600,000, $2,547,847 and
$3,234,847, respectively, have been charged to expense under these Agreements and is included in operating expenses in the accompanying consolidated statements of operations. Also, during the fiscal year ended June 30, 2000, $2,600,000 was advanced to Microphase in the form of a note which was repaid by Microphase during the year. The Company recorded $39,000 of interest income on this note for the year ended June 30, 2000. As of June 30, 2000, the Company has $3,953 due from Microphase included in production advances-related parties on the accompanying balance sheet.

    On February 15, 1997, the Company entered into a Technology, Patent and Trademark License Agreement (the "Agreement") with MicroTel (Note 4). The Agreement permits the Company to utilize the patent and trademark technology of MicroTel under a licensing arrangement. The Company made payments of $37,500 per month, commencing June 1, 1997 for technology development. During the period ended June 30, 1997 and 1998, $37,500 and $450,000 has been charged to expense under this Agreement and is included in licensing fees in the accompanying consolidated statement of operations. As of June 25, 1998, the Company acquired MicroTel and as of that date this Agreement is no longer in effect.

    During the year ended June 30, 2000 the Company advanced money to Janifast Limited, which is owned by U.S. Janifast Holdings, Ltd, a related party of which three directors of mPhase are significant shareholders, in connection with the manufacturing of POTS Splitter shelves and component products including cards and filters sold by the Company. As of June 30, 2000 the amount advanced to Janifast was approximately $1,106,000 which is included in production advances-related parties on the accompanying balance sheet.

    Due to related parties includes $36,120 due to Nutley Securities, a company owned by the Company's president and $49,180 due to affiliates of the Company's joint venture partner, Alpha Star International Inc. both amounts are for various services performed.

    On November 26, 1999, PacketPort, Inc., a company owned by Mr. Durando, the President and CEO of mPhase, acquired a controlling interest in Linkon Corp., which subsequently changed its name to PacketPort.com, Inc. In connection with this transaction, Mr. Durando transferred 350,000 of his own shares of the Company's common stock to Packet Port, Inc. Included in other current assets is $11,694 due from PacketPort.com for certain expenses paid by the Company on behalf of PacketPort.com.

                           MPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

11. RELATED PARTY TRANSACTIONS (CONTINUED)
    In July 2000, the Company added a member to the board of directors who is employed by an investment banking firm that has assisted and is expected to continue to assist the Company in raising capital through private financing.

    A member of the Company's board of directors is employed by Lintel, Inc, the parent corporation of Hart Telephone. The Company has installed its prototype product and commenced beta testing at Hart Telephone. In addition, the Company has entered into a supply agreement with Hart Telephone upon the completion of beta testing and the commencement of production of the Traverser. As consideration for the execution of the agreement with Hart Telephone, in May 2000 the Company issued Hart Telephone 125,000 options each to purchase one share of common stock at an exercise price of $1.00 (valued at $1,010,375) which is included in research and development expenses in the accompanying statement of operations as of June 30, 2000.

    The Company will be obligated to pay a 3% royalty to Microphase on revenues from the Company's proprietary Traverser-TM- Digital Video Data Delivery System.

12. INCOME TAXES

    No provision has been made for corporate income taxes due to cumulative losses incurred. At June 30, 2000 the Company has operating loss carryforwards of approximately $39.4 million and $39.1 million to offset future federal and state income taxes respectively, which expire through 2020. Certain changes in stock ownership can result in a limitation in the amount of net operating loss and tax credit carryovers that can be utilized each year.

    At June 30, 2000 deferred income tax assets are comprised principally of the tax benefit of net operating loss carryforwards. A full valuation reserve has been recorded against such assets due to the uncertainty as to their future realizability.

13. COMMITMENTS AND CONTINGENCIES

    COMMITMENTS

    The Company has entered into various agreements with Georgia Tech Research Corporation ("GTRC"), pursuant to which the Company receives technical assistance in developing the commercialization of its digital video and data system. The dollar amount incurred by the Company for GTRC technical assistance with respect to its research and development activities during the years ended June 30, 1999 and 2000 totaled $2,450,253, and $4,563,560, respectively. If and when sales commence utilizing this particular technology, the Company will be obligated to pay to GTRC a royalty of 3% to 5% of product sales as defined.

    The Company is a party to employee agreements with certain key executives providing for cash commitments of $625,000 through June 30, 2001. In addition, one of the executives is entitled to an annual bonus equal to 5% of the appreciation in market value of the Company's stock from year to year based on the change in the Company's issued and outstanding common stock at each fiscal year end through June 30, 2002, 25% of which is to be paid in cash and the remainder in common stock of the Company.

                           MPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    CONTINGENCIES

    During the year ended June 30, 2000, the Company settled a litigation with Global Music and Media Inc. ("Global") which had asserted it had the exclusive right to market the Company's technology. This litigation was resolved in August 1999 in a settlement agreement wherein Global Music surrendered its claim to the Company's technology in exchange for the Company to settle claims of Hal Willis against Global for a cash payment of $100,000, the issuance of 75,000 shares of the Company's common stock and options to purchase another 75,000 shares at $5.6275 per share and the payment of $90,000 to Global to settle employee clams, the cost of which had been recorded in the consolidated financial statements as of June 30, 1999. The agreement also called for the repurchase of 75,000 shares of the Company's common stock from the owners of Global by the Company or its co-defendant, Microphase. Microphase repurchased these shares in August 1999.

    From time to time, the Company may be involved in various legal proceedings and other matters arising in the normal course of business. The Company currently has no material outstanding legal proceedings.

                                    ITEM III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

       None.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    The Company's present executive officers and directors are:

NAME                                     AGE      POSITION(S)
----                                   --------   -----------
Necdet F. Ergul......................     76      Chairman of the Board and Director
Ronald A. Durando....................     43      Chief Executive Officer and Director (principal
                                                  executive officer)
Gustave T. Dotoli....................     63      Chief Operating Officer and Director (principal
                                                  financial and accounting officer)
David Klimek.........................     45      Chief Technology Officer and Director
Susan E. Cifelli.....................     42      Executive Vice President--Sales and Marketing
J. Lee Barton........................     46      Director
Anthony H. Guerino...................     55      Director
J. Allen Layman......................     48      Director
Craig Vickers........................     54      Director
Abraham Biderman.....................     52      Director

    The current executive officers and directors, along with their backgrounds, are set forth below:

    NECDET F. ERGUL has served as the Company's Chairman of the Board since October 1996 with the exception of a three-month period when he temporarily resigned due to the press of personal business. Mr. Ergul also currently serves as the President and Chief Executive Officer of Microphase Corporation, which he founded in 1955. In addition to his management responsibilities at Microphase, he is active in engineering design and related research and development, Mr. Ergul holds a Masters Degree in Electrical Engineering from the Polytechnic Institute of Brooklyn, New York.

    RONALD A. DURANDO is a co-founder of mPhase and has served as the Company's President and Chief Executive Officer since its inception in October 1996. Prior to joining the Company, Mr. Durando was President and Chief Executive Officer of Nutley Securities, Inc., a registered broker-dealer. In addition, Mr. Durando currently serves as the Chief Operating Officer of Microphase Corporation, a leading developer of telecommunications technology. He is also Chairman of the Board of Janifast Ltd., a U.S. Holding Corp. for operational and manufacturing companies in Hong Kong and China. on November 26, 1999 Mr. Durando acquired, via a 100% ownership of Packet Port Inc., a controlling interest in Linkon Corporation, now known as PacketPort.Com Inc.

    GUSTAVE T. DOTOLI has served as the Company's Chief Operating Officer since October 1996. In addition, Mr. Dotoli currently serves as the Vice President of Corporate Development of Microphase Corporation. He is formerly the President and Chief Executive Officer of the following corporations: Imperial Electro-Plating, Inc., World Imports USA, Industrial Chemical Supply, Inc., SISCO Beverage, Inc. and Met Pack, Inc. Mr. Dotoli received a B.S. in Industrial Engineering from Fairleigh Dickenson University in 1959.

    DAVID KLIMEK is a co-founder of mPhase and has served as the Company's Chief Technology Officer since June 1997 and as Director of Engineering since its inception in October 1996. He has more than 18 years of technical engineering and design expertise and presently holds 13 individual or co-authored U.S. patents. From 1982 to 1990, Mr. Klimek was the R&D manager of Digital Controls, Inc. Mr. Klimek received his B.S. in Electrical Engineering in 1982 from Milwaukee School of

                                     III-1

Engineering, Milwaukee, Wisconsin. In addition, he graduated from the U.S. Navy Basic Electronics School at Great Lakes Naval Training Center in 1972.

    SUSAN E. CIFELLI joined the Company in the capacity of Executive Vice President--Marketing during February 1999. Ms. Cifelli has 18 years of experience in the telecommunications industry with Bell Atlantic, NYNEX and New England Telephone Company. Most recently, she was Project Manager for the "Infospeed" DSL Services Marketing Project at Bell Atlantic. Prior to this, she was the Project and Product Manager for marketing InfoFone Services in the State of New York. Ms. Cifelli holds a Masters of Science degree in Telecommunications & Computing Management from Polytechnic University and a Bachelors of Art from the State University of New York at Buffalo.

    J. LEE BARTON has served as one of the Company's directors since
February 1999. Mr. Barton also serves as President and Chief Executive Officer of Lintel, Inc., a holding company that owns Hart Telephone Company, a 10,000-line local exchange carrier in northeast Georgia; Hart Communications, an interconnect, carriers' carrier and long distance company; Hart Cellular, a partnership in two RSA's in north Georgia; Hart Cable, a recently formed cable television company and Hart GlobalNet.

    ANTHONY H. GUERINO has served as a director since February, 2000. Since 1998 Mr. Guerino is presently self employed as an Attorney at Law engaging in criminal and civil litigation. His prior experience includes 20 years as a municipal court judge, assistant county prosecutor and also as an instructor at Essex County College. Mr. Guerino holds a Juris Doctorate from Seton Hall University Law School and also a B.S. in Classical Language from Seton Hall University.

    J. ALLEN LAYMAN has served as a director since February, 2000. Mr. Layman also currently serves as President and Chief Executive Officer at U.B. Communications and its subsidiaries. Mr. Layman is a 1974 graduate of Bridgewater College with a B.A. in Business Administration and Economics.

    CRAIG VICKERS has served as a director since March, 2000. Mr. Vickers is currently the principle of the New York based convergence capital, which provides strategic advisory services in the media, information communications and entertainment industry. Earlier Mr. Vickers served as Director, Business Development, Sports Information Services at Infotechnology. Mr. Vickers received a B.S. from California State University in California in 1974.

    ABRAHAM BIDERMAN has served as a director since August 2000. Mr. Biderman is currently employed by Lipper & Company as Executive Vice President. He is also the Managing Director of Lipper Funds, Inc. and Lipper Prime Asset Management. Mr. Biderman is a certified public accountant in the State of New York and is a graduate of the City University of New York, Brooklyn College.

                                     III-2

ITEM 10. EXECUTIVE COMPENSATION

    The following table sets forth information concerning the compensation earned by the Company's chief executive officer and our two other most highly compensated executive officers for services rendered in all capacities to the Company for the year ended June 30, 1999 and the two previous fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                               LONG-TERM COMPENSATION
                                                                              -------------------------
                                                 ANNUAL COMPENSATION          RESTRICTED
                                           --------------------------------     STOCK       UNDERLYING
                                             YEAR      SALARY      BONUS       AWARD(S)    OPTIONS/SARS
                                           --------   --------   ----------   ----------   ------------
Ronald A. Durando (1) (2)................    2000     $297,920   $  683,500     157,500        250,000
  Chief Executive Officer and President                          $1,714,532
                                             1999     $250,000   $  275,000     400,000        562,500
                                             1998     $150,000           --          --             --

Gustave Dotoli (1).......................    2000      216,670      362,000     232,500        175,000
  Chief Operating Officer                    1999      175,000      100,000     175,000        300,000
                                             1998      120,000           --          --             --

J. Lee Barton (1) (3)....................    2000           --      285,000     140,000        225,000
  Director                                   1999           --           --      75,000        100,000
                                             1998           --           --          --             --

Susan E. Cifelli.........................    2000      205,850       30,000      20,000        125,000
  Executive Vice President--Sales and                   45,080           --          --        130,000
    Marketing                                1999           --           --          --             --
                                             1998           --           --          --             --

David Klimek(1)..........................    2000      106,500       30,000          --         50,000
  Chief Technology Officer                   1999       77,138       35,000     275,000        150,000
                                             1998       68,500           --          --             --
                                             1997       63,100           --          --        500,000

--------------------------
(1) Does not include $15,000 annual stipend as a director.

(2) Contractual stock bonus award

(3) Includes options granted to Hart Telephone, Inc.

    No individual named above received prerequisites or non-cash compensation during the years indicated which exceeded the lesser of $50,000 or an amount equal to 10% of such person's salary. No other executive officer received compensation and bonuses that exceeded $100,000 during any year.

                                     III-3

    The following table contains information regarding options granted in the fiscal year ended June 30, 2000 to the executive officers named in the summary compensation table above. For the fiscal year ended June 30, 2000, the Company
granted options to acquire up to an aggregate of         shares to employees and
directors.

                       OPTION GRANTS IN LAST FISCAL YEAR
                              (INDIVIDUAL GRANTS)

                                                                 PERCENTAGE
                                                   NUMBER OF      OF TOTAL
                                                  SECURITIES      OPTIONS
                                                  UNDERLYING     GRANTED TO
                                                    OPTIONS     EMPLOYEES IN     EXERCISE     EXPIRATION
                                                  GRANTED (#)   FISCAL YEAR    PRICE ($/SH)      DATE
                                                  -----------   ------------   ------------   ----------
Ronald A. Durando...............................    250,000         13.3          $ 4.0          2005

Gustave T. Dotoli...............................    175,000          9.3          $1.00          2005

J. Lee Barton...................................    100,000          5.3          $4.00          2005

                                                    125,000          6.6          $1.00          2005

Susan E. Cifelli................................     25,000          1.3          $4.00          2005

                                                    100,000          5.3          $1.00          2005

David Klimek....................................     50,000          2.7          $4.00          2005

    The following table sets forth information with respect to the number and value of outstanding options held by executive officers named in the summary compensation table above at June 30, 2000. The value of unexercised in-the-money options is based upon the difference between the closing price of our common stock on June 30, 2000, and the exercise price of the options.

                         FISCAL YEAR-END OPTION VALUES

                                                  NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                 UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                                                 OPTIONS AT YEAR END (#)            YEAR END ($)
                                               ---------------------------   ---------------------------
                                               EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                                               -----------   -------------   -----------   -------------
Ronald A. Durando............................   1,750,000            --      $10,360,375           --
Gustave T. Dotoli............................   1,090,000            --      $ 6,403,125           --
J. Lee Barton................................          --            --               --           --
Susan E. Cifelli.............................     165,000        90,000      $   962,813     $545,625
David Klimek.................................     675,000            --      $ 4,129,687           --

                                     III-4

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of August 31, 2000 certain information regarding the beneficial ownership of shares of our common stock:

    - by each of our directors;

    - by each person who is known by us to beneficially own 5% or more of the outstanding shares of common stock;

    - by each of our executive officers named in the summary compensation table; and

    - by all of our executive officers and directors as a group.

                                                        OPTIONS
                                                       AMOUNT AND
                                                       NATURE OF    PERCENTAGE
                                                       BENEFICIAL   OF COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                OWNERSHIP     STOCK(2)
---------------------------------------                ----------   ----------
Necdet F. Ergul......................................   1,587,500       3.8
Ronald A. Durando(3)(6)..............................   3,800,363       6.5
Gustave Dotoli(6)....................................   1,907,500       2.6
J. Lee Barton(4).....................................   3,610,000      11.0
David Klimek.........................................   1,067,500       1.2
Susan E. Cifelli.....................................     256,096        --
Lintel, Inc.(5)......................................   2,445,000       7.7
All executive officers and directors as a group (nine
  people)............................................  12,228,959      25.3

------------------------

*   Less than 1%

(1) Unless otherwise indicated, the address of each beneficial owner is 587 Connecticut Avenue, Norwalk, Connecticut 06854-1711.

(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The percentage for each beneficial owner listed above is based on 31,554,540 shares outstanding on August 31, 2000. In accordance with the rules of the Securities and Exchange Commission, options to purchase shares of common stock that are exercisable as of August 5, 2000 or exercisable within 60 days thereafter, are deemed to be outstanding and beneficially owned by the person holding such options for the purpose of computing such person's percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The number of shares indicated in the table include the following number of shares issuable upon the exercise of warrants or options: Necdet F. Ergul--387,500; Ronald A. Durando--1,750,000; Gustave Dotoli--1,090,000; J. Lee Barton--125,000; David Klimek--675,000; and Susan E. Cifelli--255,000.

(3) Includes 120,000 shares held by Nutley Securities, Inc.

(4) Includes 2,445,500 shares held by Lintel, Inc., of which Mr. Barton is the president and chief executive officer, and 100,000 shares owned by Kim Barton, his wife and 100,000 shares by Betty Barton his daughter.

(5) The address for Lintel, Inc. is 196 North Forest Avenue, P.O. Box 388, Hartwell, GA 30643.

(6) Does not include 50,000 options to purchase, at $1.00 per share, assigned to unrelated parties.

                                     III-5

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company's management are affiliated by employment at and/or ownership of a related group of companies, including Microphase Corporation, Complete Telecommunications, Inc. (which was dissolved subject to a settlement dated August 16, 1999), Packet Port, Inc. and PacketPort.com and Janifast Holdings, Ltd., which may record material transactions with the Company. As a result of such affiliations, the Company's management in the future may have conflicting interests with these affiliated companies.

    Necdet F. Ergul, Ronald A. Durando and Gustave T. Dotoli, the Company's Chairman, Chief Executive Officer and Chief Operating Officer, respectively, are executive officers and shareholders of Microphase and Ronald Durando and Gustave Dotoli are president and vice-president of PacketPort.com.

    - The Company reimburses Microphase $51,050 per month for research and development services and administrative expenses incurred for the use of Microphase's office space, lab facilities and administrative staff.

    - On June 25, 1998, the Company issued 2,500,000 shares to several individuals, including Necdet F. Ergul, Ronald A. Durando and Gustave T. Dotoli, in consideration for all the issued and outstanding shares of Microphase Telecommunications, Inc., which at the time was an affiliate of Microphase.

    In June 1999, the Company issued 200,000 shares of common stock to David Klimek, one of its directors and executive officers, as a technical advisory fee in connection with the Company's acquisition of Microphase
Telecommunications, Inc. referred to above.

    Ronald A. Durando is the owner/sole shareholder of Nutley Securities, Inc., a former registered broker-dealer, which is not a private investment company under the Investment Advisors Act of 1940.

    - In February 1997 the Company issued 600,000 shares to Nutley Securities as a "finder's fee" in connection with the acquisition of Lightpaths, Inc. of which 280,000 shares were contemporaneously assigned to co-finders.

    - During the period ended June 30, 1997, the Company paid $95,141 to Nutley Securities in offering costs, and during the period ended June 30, 1998, the Company incurred offering costs with Nutley Securities totaling $153,999.

    In August 1997, the Company granted Thomas A. Murphy a former director and officer of mPhase, options to purchase 750,000 shares of its common stock at an exercise price of $1.00 per share. Mr. Murphy has agreed to waive his right to purchase such shares as part of a settlement relating to his termination as an employee at mPhase.

    In October 1997, in connection with a planned joint venture licensing agreement with Global Music & Media, Inc., a Tennessee corporation, the Company became the 41.724% owner of Complete Telecommunications, Inc. mPhase invested $300,000 in Complete Telecommunications and issued to Global Music & Media 250,000 shares of its common stock. The Company also loaned $150,000 to the joint venture. No payments have been received by the Company from the joint venture with Global Music & Media. During the fiscal year 1998, Global Music & Media commenced an action against the Company alleging it was the holder of an exclusive license to market the Company's Traverser technology and related projects, which action was settled on August 16, 1999, the effect of which was included in the Loss on Unconsolidated Subsidiaries for the year ended June 30, 1999. See "Legal Proceedings."

    One of the Company's directors, J. Lee Barton, is the president and chief executive officer of Lintel Inc. Lintel is the parent corporation of Hart Telephone Company, our beta customer located in

                                     III-6

Hartwell, Georgia, where the Company has installed its prototype product and commenced beta testing. In December 1998, the Company issued 3,115,000 shares in a private placement to J. Lee Barton, several members of his family, Lintel, several employees of Lintel and two employees of Microphase for a purchase price of approximately $1.03 per share, or an aggregate purchase price of $3,197,416.

    Janifast Holdings, Ltd., a Delaware corporation, is the parent corporation of the manufacturer which has produced components for the Company's prototype Traverser DVDDS product, and will produce such components for the Company in the upcoming fiscal year. Necdet F. Ergul, Ronald A. Durando and Gustave T. Dotoli are controlling shareholders of Janifast with an aggregate ownership interest of greater than 75% of Janifast. Mr. Durando is chairman of the board of directors and each of Messrs. Dotoli and Ergul are directors of Janifast.

    On November 26, 1999, PacketPort, Inc. a company owned 100% by Mr. Durando, acquired controlling interest in Linkon Corp., which subsequently changed its name to PacketPort.com, Inc. In connection with this transaction, Mr. Durando transferred 350,000 shares of mPhase common stock to Packet Port, Inc.
Mr. Durando was elected president and Mr. Dotoli vice president of PacketPort.com, Inc.

    (a)(1) Following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

   EXHIBIT NUMBER
      REFERENCE         DESCRIPTION
---------------------   -----------
        (3a)*           Articles of Incorporation, as amended
        (3b)*           By-laws, as amended
    (4)*                Specimen of Common Stock certificate
       (10b)*           Incentive Stock Option Plan
       (10c)*           Form of Incentive Stock Option

                                     III-7

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       MPHASE TECHNOLOGIES, INC.
                                                       Formerly Tecma Laboratories, Inc.

Dated: September 28, 2000                              By:            /s/ RONALD A. DURANDO
                                                            -----------------------------------------
                                                                        Ronald A. Durando
                                                                          PRESIDENT, CEO

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Necdet F. Ergul                Chairman of the Board          September 28, 2000

Ronald A. Durando              President, CEO                 September 28, 2000

Gustave T. Dotoli              COO                            September 28, 2000

                                     III-8