Form 10-Q
period 2000-09-30
MPHASE TECHNOLOGIES INC
filed 2000-11-13
CIK 825322

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                         COMMISSION FILE NO. 000-24969

                            ------------------------

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

                 Registrant's telephone number, (203) 838-2741

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Transitional Small Business Disclosure Format: Yes /X/  No / /

    The number of shares outstanding of the registrant's common stock, stated value $.01 per share, as of November 2, 2000 is 32,272,790 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           MPHASE TECHNOLOGIES, INC.
                                FORM 10-Q REPORT
                               SEPTEMBER 30, 2000
                                     INDEX

                                                                                       PAGE
                                                                                     --------
PART I...............  FINANCIAL INFORMATION

Item 1                 Financial Statements

                       Consolidated Balance Sheets--September 30, 2000 (unaudited)
                         and June 30, 2000.........................................      3

                       Unaudited Consolidated Statements of Operations--Three
                         Months ended September 30, 2000 and 1999 and from October
                         2, 1996 (Date of Inception) to September 30, 2000.........      4

                       Unaudited Consolidated Statements of Cash Flows--Three
                         Months ended September 30, 2000 and 1999 and from October
                         2, 1996 (Date of Inception) to September 30, 2000.........      5

                       Notes to Consolidated Financial Statements..................      6

Item 2                 Management's Discussion and Analysis of financial condition and results of
                         operations................................................     10

Item 3                 Quantitative and Qualitative Disclosures About Market
                         Risk......................................................     12

PART II                OTHER INFORMATION

Item 1.                Legal Proceedings...........................................     13

Item 2.                Changes in Securities.......................................     13

Item 3.                Defaults Upon Senior Securities.............................     13

Item 4.                Submission of Matters to a Vote of Security Holders.........     13

Item 5.                Other Information...........................................     13

Item 6.                Exhibits on Reports on Form 8-K.............................     14

                       Signature Page..............................................     15

                       Exhibit 3i.  Amendment to the Certificate of Incorporation

                       Exhibit 27.  Financial Data Schedule

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           MPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30,     SEPTEMBER 30,
                                                                  2000           2000
                                                              ------------   -------------
                                                                              (UNAUDITED)
                                          ASSETS
Current Assets
  Cash and cash equivalents.................................  $  6,432,417    $ 3,445,634
  Accounts receivable.......................................       151,186      1,562,868
  Inventory.................................................            --        512,250
  Note receivable...........................................       250,000        250,000
  Prepaid expenses and other current assets.................       578,726        806,633
                                                              ------------    -----------
    Total Current Assets....................................     7,412,329      6,577,385
                                                              ------------    -----------
Production advances--related parties........................     1,109,641      1,944,020
Property and equipment, net.................................     1,323,756      1,326,229
Patents and licensing rights, net...........................     1,338,520      1,227,181
                                                              ------------    -----------
    Total Assets............................................  $ 11,184,246    $11,074,815
                                                              ============    ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable............................................  $  1,520,505    $ 3,134,335
Accrued expenses............................................     1,837,532      2,063,646
Due to officers and related party...........................       412,400             --
Due to related parties......................................        85,305         49,801
                                                              ------------    -----------
    Total Current Liabilities...............................     3,855,742      5,247,782
                                                              ------------    -----------

Stockholders' Equity
Common stock, stated value $.01, 150,000,000 shares
  authorized; 31,404,540 and 32,272,790 shares issued and
  outstanding at June 30, 2000 and September 30, 2000
  (Unaudited), respectively.................................       314,045        322,728
Additional paid-in capital..................................    74,370,291     78,913,791
Deferred compensation.......................................    (1,225,668)    (1,528,644)
Deficit accumulated during development stage................   (66,122,191)   (71,872,869)
Treasury stock, 13,750 shares at cost.......................        (7,973)        (7,973)
                                                              ------------    -----------
Total Stockholders' Equity..................................     7,328,504      5,827,033
                                                              ============    ===========
    Total Liabilities and Stockholders' Equity..............  $ 11,184,246    $11,074,815
                                                              ============    ===========

              See notes to the consolidated financial statements.

                           MPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                      OCTOBER 2,
                                                                                         1996
                                                                 FOR THE               (DATE OF
                                                           THREE MONTHS ENDED         INCEPTION)
                                                              SEPTEMBER 30,               TO
                                                        -------------------------   SEPTEMBER 30,
                                                           1999          2000            2000
                                                        -----------   -----------   --------------
Total Revenues........................................  $        --   $ 1,865,610    $  2,145,086
                                                        -----------   -----------    ------------

Costs and Expenses

Cost of sales.........................................           --       871,852       1,003,608
Research and development..............................    1,491,034     3,162,361      19,371,982
Selling, general and administrative...................    1,163,766     3,125,162      27,125,008
Licensing fees........................................           --            --         487,500
Depreciation and amortization.........................      114,140       123,458       1,044,515
Non-cash charges for stock based employee
  compensation........................................       45,833       361,934      23,707,653
                                                        -----------   -----------    ------------
  Total Costs and Expenses............................    2,814,773     7,644,767      72,740,266
                                                        -----------   -----------    ------------

  Loss From Operations................................    2,814,773     5,779,157      70,595,180

Other Income (Expense):
  Minority Interest Loss in Unconsolidated
    Subsidiary........................................           --            --          20,000
  Loss From Unconsolidated Subsidiary.................           --            --      (1,466,467)
  Interest Income (Expense), net......................       17,578        28,479         168,778
                                                        -----------   -----------    ------------
  Total Other Income (Expense)........................       17,578        28,479      (1,277,689)
                                                        -----------   -----------    ------------
Net Loss..............................................  $(2,797,195)  $(5,750,678)   $(71,872,869)
                                                        ===========   ===========    ============
Loss Per Common Share; basic and diluted..............  $      (.11)  $      (.18)
                                                        ===========   ===========

Weighted Average Common Shares; Outstanding, basic and
  diluted.............................................   24,942,965    31,562,727
                                                        ===========   ===========

              See notes to the consolidated financial statements.

                           MPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                     OCTOBER 2,
                                                                                        1996
                                                                 FOR THE              (DATE OF
                                                           THREE MONTHS ENDED        INCEPTION)
                                                              SEPTEMBER 30,              TO
                                                        -------------------------   SEPTEMBER 30,
                                                           1999          2000           2000
                                                        -----------   -----------   -------------
Cash Flow From Operating Activities:
  Net Loss............................................  $(2,797,195)  $(5,750,678)  $(71,872,869)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization.....................      152,115       239,383      1,519,012
    Loss on disposal of fixed asset...................           --        26,477         39,335
    Loss on unconsolidated subsidiary.................           --            --      1,466,467
    Non-cash charges relating to issuance of common
      stock, common stock options and warrants........       45,833     1,517,086     37,866,944
  Changes in assets and liabilities:
    Accounts receivable...............................           --    (1,411,682)    (1,562,868)
    Inventory.........................................           --      (512,250)      (512,250)
    Prepaid expenses and other current assets.........     (299,948)     (227,907)      (806,633)
    Production advances--related party................           --      (834,379)    (1,944,020)
    Accounts payable..................................      624,685     1,613,830      3,134,335
    Accrued expenses..................................   (1,689,971)      226,114      1,914,274
    Due to affiliate and related parties..............      (26,860)      (35,504)      (385,874)
    Due to officers and related party.................      270,441      (412,400)            --
    Receivables from subsidiary.......................           --            --       (150,000)
    Note receivable...................................           --            --       (250,000)
                                                        -----------   -----------   ------------
      Net cash used in operating activities...........   (3,720,900)   (5,561,910)   (31,544,147)
                                                        -----------   -----------   ------------
Cash Flow From Investing Activities:
  Investment in unconsolidated subsidiary.............           --            --       (300,000)
  Proceeds from defaulted license agreement with
    unconsolidated subsidiary.........................           --            --        300,000
  Payments related to patents and licensing rights....       (9,703)           --       (152,944)
  Purchases of fixed assets...........................     (209,151)     (156,993)    (1,883,771)
                                                        -----------   -----------   ------------
    Net cash used in investing activities.............     (218,854)     (156,993)    (2,036,715)
                                                        -----------   -----------   ------------
Cash Flow From Financing Activities:
  Net proceeds from issuance of common stock and
    exercises of options and warrants.................    2,099,384     2,732,120     37,034,469
  Repurchase of treasury stock at cost................           --            --         (7,973)
                                                        -----------   -----------   ------------
    Net cash provided by financing activities.........    2,099,384     2,732,120     37,026,496
                                                        -----------   -----------   ------------
Net Increase (Decrease) in Cash and Cash
  equivalents.........................................   (1,840,370)   (2,986,783)     3,445,634
Cash and Cash equivalents, Beginning of Period........    7,977,860     6,432,417             --
                                                        ===========   ===========   ============
Cash and Cash equivalents, End of Period..............  $ 6,137,490   $ 3,445,634   $  3,445,634
                                                        ===========   ===========   ============

              See notes to the consolidated financial statements.

                           MPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS--mPhase Technologies, Inc. (the "Company") was organized on October 2, 1996. On February 17, 1997, the Company acquired Tecma Laboratories, Inc., ("Tecma") in a transaction accounted for as a reverse merger whereby Tecma issued 6,600,000 shares of its common stock for all of the issued and outstanding shares of the Company, and thereafter Tecma changed its name to the Company's current name. Tecma was primarily engaged in research and development of certain patented products in the health care field. On June 25, 1998, the Company acquired Microphase Telecommunications, Inc. ("MicroTel") a Delaware corporation, through the issuance of 2,500,000 shares of its common stock in exchange for all the issued and outstanding shares of MicroTel. The assets acquired in this acquisition were patents and patent applications utilized in the Company's proprietary Traverser-TM- Digital Video Data Delivery System ("Traverser"). The primary business of mPhase is to design, develop, manufacture and market high-bandwidth telecommunications products incorporating direct subscriber line ("DSL") technology. The present activities of the Company are focused on the deployment of its proprietary Traverser-TM- utilizing existing twisted pair copper wire infrastructure in "Plain Old Telephone Systems" ("POTS"), and the sale of component products. The Company continues to be a development stage company, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES", as it continues to devote substantially all of its efforts to establishing its core business, and it has not yet commenced the significant deployment of its planned principal operations.

    BASIS OF PRESENTATION--The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on form 10KSB for the year ended June 30, 2000.

    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    RECLASSIFICATIONS--Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform to the current period presentation.

    EARNINGS PER SHARE--The Company computes earnings per share in accordance with SFAS No. 128, "EARNINGS PER SHARE". Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their affect is antidilutive.

                           MPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RESEARCH AND DEVELOPMENT--Research and development costs are charged to operations as incurred.

    REVENUE RECOGNITION--As required, the Company has adopted the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which provides guidance on applying generally accepted accounting principles to revenue recognition based on the interpretations and practices of the SEC. The Company recognizes revenue for its "POTS Splitter Shelf" and "Splitter Card" products in accordance with SAB
No. 101. Revenue is recognized at the time of shipment, at which time, no other significant obligations of the Company exist, other than normal warranty support. Sales to one customer represent approximately 77% of revenues for the three months ended September 30, 2000.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS--In June 2000, the FASB issued SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, which amends the accounting and reporting standards of SFAS
No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, for certain derivative instruments and hedging activities. SFAS No. 133, was previously amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which deferred the effective date of SFAS No. 133 to fiscal years commending after June 15, 2000. The Company will adopt SFAS No. 138 concurrently with SFAS No. 133, however, management does not believe that such adoptions will have a material impact on the Company's results of operations.

    In March 2000, the FASB issued Interpretation (FIN) No. 44, "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF APB OPINION NO. 25" "FIN 44 clarifies the definition of employees, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in the Interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company adopted the provisions of FIN 44 as of July 1, 2000.

2.  RELATED PARTY TRANSACTIONS

    The management of the Company are also employees of Microphase Corp. ("Microphase"). On May 1, 1997, the Company entered into an agreement with Microphase, whereby the Company will use office space as well as the administrative services of Microphase including the use of accounting personnel. This Agreement was for $5,000 per month and was on a month-to-month basis. In January 2000, the office space agreement was revised to $11,050 per month. Additionally, in July 1998, the Company entered into an agreement with Microphase, whereby the Company pays Microphase $40,000 per month for technical research and development assistance. Microphase also charges fees for specific projects on a project by project basis. During the three months ended
September 30, 1999 and 2000 and for the period from inception (October 2, 1996) to September 30, 2000, $203,225, $731,088 and $3,965,935 have been charged to expense or inventory at September 30, 2000 under these Agreements.

                           MPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

2.  RELATED PARTY TRANSACTIONS (CONTINUED)
    The Company will be obligated to pay a 3% royalty to Microphase on revenues from the Company's proprietary Traverser Digital Video Data Delivery System and related component products. During the three months ended September 30, 2000 the Company recorded royalties to Microphase totaling $37,312.

    During the year ended June 30, 2000 the Company advanced money to Janifast Limited, which is owned by U.S. Janifast Holdings, Ltd., a related party of which three directors of mPhase are significant shareholders, in connection with the manufacturing of POTS Splitter shelves and component products including cards and filters sold by the Company. As of September 30, 2000 the amount advanced to Janifast was approximately $1,944,020 which is included in production advances-related parties in the accompanying balance sheet. During the period ended September 30, 2000 Janifast charged the Company $1,019,223 for product costs and research and development expenses which are included in the statement of operations and inventory at September 30, 2000. Management believes the amounts charged are comparable to other suppliers and these charges are subject to review by the conflict of interest committee of the Board of Directors on a periodic basis.

    Due to related parties includes $36,120 due to Nutley Securities, a company owned by the Company's president and $13,681 due to affiliates of the Company's joint venture partner, Alpha Star International Inc. both amounts are for various services performed.

    As of September 30, 2000, the Company has no amounts due to Microphase included in the accompanying consolidated balance sheet.

    The Note receivable at September 30, 2000 represents an 6% note due from a consultant who was previously granted 100,000 shares of the Company's common stock. The Note is secured by 75,000 of those shares.

3.  INCOME TAXES

    The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109 "ACCOUNTING FOR INCOME TAXES". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Because of the uncertainty as to their future realizability, net deferred tax assets, consisting primarily of net operating loss carryforwards, have been fully reserved for. Accordingly, no income tax benefit for the net operating loss has been recorded in the accompanying consolidated financial statements.

    Utilization of net operating losses generated through September 30, 2000 may be limited due to changes in ownership that have occurred.

                           MPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

4.  INVESTMENT IN CONSOLIDATED SUBSIDIARY

    In March 2000, the Company acquired a 50% interest in mPhase
Television.Net, Inc. (formerly Telco Television Network, Inc.), an incorporated joint venture, for $20,000. The agreement provided for the grant of warrants to the joint venture partner in consideration of the execution of the Joint Venture Agreement, to purchase 200,000 shares of the Company's stock for $4.00 (valued at $2,633,400) which is included in general and administrative expenses in the accompanying statement of operations for the period from inception (October 2, 1996) to September 30, 2000. The agreement also stipulates for the Company's joint venture partner, AlphaStar International, Inc., to provide mPhase Television right of first transmission for its transmissions including MPEG-2 digital satellite television. In addition, the Company loaned the joint venture $1,000,000 at 8% interest per annum in March 2000. The loan is repayable to the Company from equity infusions to the subsidiary, no later than such time that mPhase Television qualifies for a NASDAQ Small Cap Market Listing. During
April 2000, the Company acquired an additional 6.5% in interest in mPhase Television for $1,500,000. Through September 30, 2000 100% of the losses incurred of the subsidiary have been consolidated into the results of operations of the Company.

5.  EQUITY TRANSACTIONS

    During the quarter ended September 30, 2000 the Company issued 510,000 shares of its common stock to accredited investors in private placements generating gross proceeds of $2,550,000 which net of offering costs of $145,380, generated net proceeds to the Company of $2,404,620. The Company also issued 320,000 shares for the exercise of options and warrants for a total of $327,500. In connection with the private placement the Company issued 38,250 shares of its common stock to an investment banking firm. The Company granted 81,000 options to employees and 344,000 options to consultants for services performed during the quarter.

6.  COMMITMENTS AND CONTINGENCIES

    The Company has entered into various agreements with Georgia Tech Research Corporation ("GTRC"), pursuant to which the Company receives technical assistance in developing the commercialization of its digital video and data delivery system (DVDDS). The amounts incurred by the Company for GTRC technical assistance with respect to its research and development activities and included in the accompanying consolidated statement of operations for the three months ended September 30, 1999 and 2000 totaled approximately $1,085,000 and $1,135,000, respectively. If and when sales commence utilizing this particular technology, the Company will be obligated to pay to GTRC a royalty of 3% to 5% of product sales as defined.

    From time to time, the Company may be involved in various legal proceedings and other matters arising in the normal course of business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS--MPHASE TECHNOLOGIES, INC.

    The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of the Company's current management.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF
  1995:

    Some of the statements contained in or incorporated by reference on this Form 10-Q discuss the Company's plans and strategies for its business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, gross margin, results of operations, business, growth prospects, competition and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. SEPTEMBER 30, 1999

    The Company recorded a net loss of $5,750,678 on total revenues of $1,865,610 for the three months ended September 30, 2000 as compared to a loss of $2,797,195 without any total revenue for the comparable period ended September 30, 1999. This represents a loss per common share of $(.18) for the period ended September 30, 2000 as compared to a loss per common share of $(.11) for the period ended September 30, 1999. Cost of sales were $871,852 in 2000 and are not comparable to the prior period. Research and development expenses were $3,162,361 in 2000 compared to $1,491,034 in 1999 due to the Company's increased efforts in its deployment of the Traverser and the implementation of the Company's initial DSL component products. Selling, general and administrative expenses rose to $3,125,162 in 2000 from $1,163,766 for the comparable period in 1999. The increase in the administrative costs primarily relate to the hiring of additional full time employees, an increase in the Company's marketing efforts, including non-cash charges relating to the issuance of options to employees and consultants of $1,517,086 for the three months ended September 30, 2000 as compared to $45,833 during the comparable period in 1999.

PLAN OF OPERATIONS

RESEARCH AND DEVELOPMENT ACTIVITIES

    Georgia Tech conducts a significant amount of research and development for the Company pursuant to a basic ordering agreement comprised of a series of delivery orders, which outline the timing, necessary actions and form of payment for specific tasks related to the completion of certain components of the Traverser product lines. After the deployment of the Traverser DVDDS version 1.1, the Company expects Georgia Tech to continue research and development of the Traverser product to enhance features and functionality, as well as to coordinate the effort to develop the Traverser, version 2.0 and additional products utilizing Traverser technology.

    For the three months ended September 30, 1999, and 2000 and for the period since inception (October 2, 1996) to September 30, 2000, approximately $1,085,000, $1,135,000 and $10,295,000 respectively, has been billed to mPhase for research and development conducted by Georgia Tech, of which approximately $1,135,000 was included in accounts payable and accrued expenses as of September 30, 2000.

    The Company is the sole, worldwide licensee of the technology developed by Georgia Tech in conjunction with the Traverser product line. Upon completion of the commercial product, Georgia Tech will receive a royalty of 3% to 5% of product sales as defined.

    The total amount of research and development costs the Company has expended from inception (October 2, 1996) through September 30, 2000 was approximately $19,400,000.

STRATEGIC ALLIANCES IMPLEMENTED

    The manufacturer of the Company's TRAVERSER DIGITAL VIDEO and DATA Delivery System (DVDDS), Flextronics International LTD. (NASDAQ: FLEX), completed a pilot run of the central office equipment for the (DVDDS) system and the pilot run for the Intelligent Network Interface (INI) (a next generation set top box). The Company delivered its initial prototype to Hart Telephone in May, 2000. The Company believes that the selection of Flextronics enhances the Company's ability to implement the delivery system necessary to satisfy what the Company hopes to be a strong and evolving market demand.

    On January 31, 2000 Alcatel Networks Corporation (NYSE: ALA), a leading provider of networking solutions, agreed to re-sell the Company's filter products, including the "POTS SPLITTER SHELF " and "SPLITTER CARD." The filter products the Company provides Alcatel Networks are the Company's first products sold and utilized. The filter products enable Alcatel Networks customers, which include 350 of the world's largest telecommunication services providers, to provide quality, cost efficient voice, video and Internet access applications. In March of 2000, the Company shipped its initial orders and recorded its initial operating revenue from these products.

CONTENT SUBSIDIARY

    On March 2, 2000 the Company and AlphaStar International, Inc. formed a joint venture now named mPhase Television.Net, Inc. to broadcast MPEG-2 signals over satellite to competitive local exchange carriers and/or Telco head-ends, providing the first TV network to integrate satellite and DSL. Presently the company owns 56.5% of this consolidated subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2000 the Company had working capital of $1,329,603.

    During the three months ended September 30, 2000 the Company raised net additional capital of approximately $2,735,000 through the issuance of common stock and the exercise of options held by accredited investors in transactions exempt from registration pursuant to Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. Included in the above was approximately $327,500 from the exercise of stock options. In the fiscal year ending June 30, 2000 the Company raised a total of $17,622,279 through the issuance of 5,748,634 shares to accredited investors in transactions exempt from registration pursuant to Rule 506 discussed above and the exercise of options and warrants. Through the three months ended September 30, 2000 the Company has incurred estimated cash offering costs of approximately $145,380 in connection with the placement of 510,000 shares of its common stock for total proceeds of $2,550,000, generating net proceeds to the Company of approximately $2,404,620. The Company does anticipate that, in connection with the full commercial production of the Traverser DVDDS product and the anticipated costs relating to the Company's investment in the mPhase Television.Net, Inc. joint venture, the Company will raise significant additional funds through a public or private offering of the Company's common stock or otherwise. On October, 11, 2000, the Company engaged Corporate Solutions Group, LLC, an American Express affiliate, to serve as its strategic business advisor to assist the Company in identifying optimal opportunities in the equity capital markets. The Company is in the process of raising a minimum of $25,000,000 which it will use for the controlled introductory roll-out of its Traverser Digital Video and Delivery System. However, there can be no assurance that the Company's efforts to produce a commercially viable product will be successful, that the Company will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at September 30, 2000.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On or about September 30, 2000 the Company received notice that on September 22, 2000, a former mPhase employee commenced a lawsuit in the United States District Court for the Middle District of Tennessee against the Company, two of its officers, and one of its outside attorneys. The action alleges that the Company failed to timely remove restrictions from plaintiff's restricted stock, and failed to provide plaintiff with an employment contract. Plaintiff alleges violations of federal securities law, Tennessee securities law, and common law and seeks damages of $1,679,000 plus punitive damages. The plaintiff seeks damages of $2,000,000 plus punitive damages for the employment claim.

    No responsive pleadings have been filed to date, and none are required until December 11, 2000. The Company believes it has meritorious defenses to plaintiff's claims and plans to vigorously defend the action.

    From time to time the Company may be involved in various legal proceedings and other matters arising in the normal course of business.

ITEM 2. CHANGES IN SECURITIES

    On May 5, 2000 the shareholders of the Company approved a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shared from 50,000,000 shares to 150,000,000. On September 15, 2000 the Company filed with the Secretary of State of the State of New Jersey an amendment effectuating this increase.

    During the quarter ended September 30, 2000 the Company issued 510,000 shares of its common stock to accredited investors in private placements generating gross proceeds of $2,550,000 which net of offering costs of $145,380, generated net proceeds to the Company of $2,404,620. The Company also issued 320,000 shares for the exercise of options and warrants for a total of $327,500. In connection with the private placement the Company issued 38,250 shares of its common stock to an investment banking firm. The Company granted 81,000 options to employees and 344,000 options to consultants for services performed during the quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    On April 7, 2000, the Company submitted an application to NASDAQ for a listing on the National Market System. The Company's shares currently trade on the OTC Bulletin Board under the symbol "XDSL" and under the proposal would continue trading under that symbol. The Company believes that securing such listing at this time is appropriate given the current progression from development stage to operating mode, and it further believes that such listing may enhance the marketability of its shares, particularly among institutional investors who are often restricted from owning stock in non-NASDAQ-listed companies. While the Company believes it met all necessary requirements at the time of filing, there can be no assurance that such approval will be issued or, if issued, that it will occur within any specific time frame, or that such approval, if received, will result in increased marketability. Recent volatility in the U.S. equity capital markets have caused a decline in the price of the Company's stock below $5 a share during a portion of the month of October 2000 which may affect the Company's eligibility to qualify for the National Market System.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibit  3i.--Amendment to the Certificate of Incorporation

    Exhibit 27.--Financial Data Schedule

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       MPHASE TECHNOLOGIES, INC.
                                                       Formerly Tecma Laboratories, Inc.

                                                       By:            /s/ RONALD A. DURANDO
                                                            -----------------------------------------
                                                                        Ronald A. Durando
                                                                          PRESIDENT, CEO
Dated: November 10, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
                /s/ RONALD A. DURANDO
     -------------------------------------------       President, CEO               November 10, 2000
                  Ronald A. Durando

                /s/ GUSTAVE T. DOTOLI
     -------------------------------------------       Chief Operating Officer      November 10, 2000
                  Gustave T. Dotoli

                /s/ MARTIN S. SMILEY                   Executive Vice President,
     -------------------------------------------         Chief Financial Officer    November 10, 2000
                  Martin S. Smiley                       and General Counsel