Form 10-Q
period 2000-12-31
MPHASE TECHNOLOGIES INC
filed 2001-02-12
CIK 825322

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                         COMMISSION FILE NO. 000-24969

                            ------------------------

                           MPHASE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                 NEW JERSEY                                     22-2287503
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification Number)

      587 CONNECTICUT AVE., NORWALK, CT                         06854-1711
  (Address of principal executive offices)                      (Zip Code)

                 Registrant's telephone number, (203) 838-2741

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of the registrant's common stock, stated value $.01 per share, as of February 9, 2001 is 34,832,790 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           MPHASE TECHNOLOGIES, INC.

                                FORM 10-Q REPORT

                               DECEMBER 31, 2000

                                     INDEX

                                                                            PAGE
                                                                          --------
PART I      FINANCIAL INFORMATION

Item 1      Financial Statements

            Consolidated Balance Sheets--December 31, 2000 (Unaudited)
              and June 30, 2000.........................................       3

            Unaudited Consolidated Statements of Operations--Three
              Months ended December 31, 2000 and 1999 and from
              October 2, 1996 (Date of Inception) to December 31,
              2000......................................................       4

            Unaudited Consolidated Statements of Operations--Six Months
              ended December 31, 2000 and 1999 and from October 2, 1996
              (Date of Inception) to December 31, 2000..................       5

            Unaudited Consolidated Statements of Cash Flows--Six Months
              ended December 31, 2000 and 1999 and from October 2, 1996
              (Date of Inception) to December 31, 2000..................       6

            Notes to Consolidated Financial Statements..................    7-11

Item 2      Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   12-14

Item 3      Quantitative and Qualitative Disclosures About Market
              Risk......................................................      14

PART II     OTHER INFORMATION...........................................      15

            Exhibits....................................................      15

            SIGNATURES..................................................      16

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           MPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30,     DECEMBER 31,
                                                                  2000           2000
                                                              ------------   -------------
                                                                              (UNAUDITED)
                                          ASSETS
Current Assets
  Cash and cash equivalents.................................  $  6,432,417   $  2,218,511
  Accounts receivable.......................................       151,186        833,103
  Inventory.................................................            --      1,668,648
  Note receivable...........................................       250,000        250,000
  Prepaid expenses and other current assets.................       578,726        750,609
                                                              ------------   ------------
    Total Current Assets....................................     7,412,329      5,720,871
                                                              ------------   ------------
Production advances--related parties........................     1,109,641             --
Property and equipment, net.................................     1,323,756      1,887,347
Patents and licensing rights, net...........................     1,338,520      1,234,111
                                                              ------------   ------------
    Total Assets............................................  $ 11,184,246   $  8,842,329
                                                              ============   ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable..........................................  $  1,520,505   $  3,821,129
  Accrued expenses..........................................     1,837,532      1,867,036
  Due to officers...........................................       224,000             --
  Due to related parties....................................       273,705        497,111
                                                              ------------   ------------
    Total Current Liabilities...............................     3,855,742      6,185,276
                                                              ------------   ------------
Stockholders' Equity
Common stock, stated value $.01, 150,000,000 shares
  authorized; 31,404,540 and 32,422,790 shares issued and
  outstanding at June 30, 2000 and December 31, 2000
  (Unaudited), respectively.................................       314,045        324,228
  Additional paid-in capital................................    74,370,291     79,697,360
Deferred compensation.......................................    (1,225,668)    (1,166,191)
Deficit accumulated during development stage................   (66,122,191)   (76,190,371)
Treasury stock, 13,750 shares at cost.......................        (7,973)        (7,973)
                                                              ------------   ------------
    Total Stockholders' Equity..............................     7,328,504      2,657,053
                                                              ------------   ------------
    Total Liabilities and Stockholders' Equity..............  $ 11,184,246   $  8,842,329
                                                              ============   ============

              See notes to the consolidated financial statements.

                           MPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                     FOR THE THREE MONTHS
                                                      ENDED DECEMBER 31,          OCTOBER 2, 1996
                                                  --------------------------   (DATE OF INCEPTION) TO
                                                      1999          2000         DECEMBER 31, 2000
                                                  ------------   -----------   ----------------------
Total Revenues..................................  $         --   $ 5,230,761        $  7,375,847
                                                  ------------   -----------        ------------
Costs and Expenses
  Cost of sales.................................            --     2,779,029           3,782,637
  Research and development......................     1,903,821     3,317,654          22,689,636
  Selling, general and administrative...........     1,183,996     2,967,756          30,092,764
  Licensing fees................................            --            --             487,500
  Depreciation and amortization.................       116,415       135,967           1,180,482
  Non-cash charges for stock based employee
    compensation................................        42,250       356,053          24,063,706
                                                  ------------   -----------        ------------
  Total Costs and Expenses......................     3,246,482     9,556,459          82,296,725
                                                  ------------   -----------        ------------
  Loss From Operations..........................     3,246,482     4,325,698          74,920,878
                                                  ------------   -----------        ------------
Other Income (Expense):
  Minority interest loss in consolidated
    subsidiary..................................            --            --              20,000
  Loss from unconsolidated subsidiary...........            --            --          (1,466,467)
  Interest income, net..........................        41,530         8,196             176,974
                                                  ------------   -----------        ------------
  Total Other Income (Expense)..................        41,530         8,196          (1,269,493)
                                                  ------------   -----------        ------------
Net Loss........................................  $ (3,204,952)  $(4,317,502)       $(76,190,371)
                                                  ============   ===========        ============
Loss per common share; basic and diluted........  $       (.12)  $      (.13)
                                                  ============   ===========
Weighted average common shares outstanding,
  basic and diluted.............................    25,907,602    32,324,964
                                                  ============   ===========

              See notes to the consolidated financial statements.

                           MPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                      FOR THE SIX MONTHS
                                                      ENDED DECEMBER 31,          OCTOBER 2, 1996
                                                  --------------------------   (DATE OF INCEPTION) TO
                                                     1999           2000         DECEMBER 31, 2000
                                                  -----------   ------------   ----------------------
Total Revenues..................................  $        --   $  7,096,371        $  7,375,847
                                                  -----------   ------------        ------------
Costs and Expenses
  Cost of sales.................................           --      3,650,881           3,782,637
  Research and development......................    3,394,855      6,480,015          22,689,636
  Selling, general and administrative...........    2,347,762      6,092,918          30,092,764
  Licensing fees................................           --             --             487,500
  Depreciation and amortization.................      230,555        259,425           1,180,482
  Non-cash charges for stock based employee
    compensation................................       88,083        717,987          24,063,706
                                                  -----------   ------------        ------------
  Total Costs and Expenses......................    6,061,255     17,201,226          82,296,725
                                                  -----------   ------------        ------------
  Loss From Operations..........................    6,061,255     10,104,855          74,920,878
                                                  -----------   ------------        ------------
Other Income (Expense):
  Minority interest loss in consolidated
    subsidiary..................................           --             --              20,000
  Loss from unconsolidated subsidiary...........           --             --          (1,466,467)
  Interest income, net..........................       59,108         36,675             176,974
                                                  -----------   ------------        ------------
  Total Other Income (Expense)..................       59,108         36,675          (1,269,493)
                                                  -----------   ------------        ------------
Net Loss........................................  $(6,002,147)  $(10,068,180)       $(76,190,371)
                                                  ===========   ============        ============
Loss per common share; basic and diluted........  $      (.24)  $       (.32)
                                                  ===========   ============
Weighted average common shares outstanding,
  basic and diluted.............................   25,425,281     31,940,866
                                                  ===========   ============

              See notes to the consolidated financial statements.

                           MPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                          FOR THE SIX MONTHS
                                                          ENDED DECEMBER 31,          OCTOBER 2, 1996
                                                      --------------------------   (DATE OF INCEPTION) TO
                                                         1999           2000         DECEMBER 31, 2000
                                                      -----------   ------------   ----------------------
Cash Flow From Operating Activities:
  Net Loss..........................................  $(6,002,147)  $(10,068,180)       $(76,190,371)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization...................      321,828        509,144           1,788,773
    Book value of fixed asset disposed..............           --         31,147              44,005
    Loss on unconsolidated subsidiary...............           --             --           1,466,467
    Non-cash charges relating to issuance of common
      stock, common stock options and warrants......       88,083      2,398,208          38,748,066
  Changes in assets and liabilities:
    Accounts receivable.............................           --       (681,917)           (833,103)
    Inventory.......................................           --     (1,668,648)         (1,668,648)
    Prepaid expenses and other current assets.......     (167,415)        94,517            (484,209)
    Production advances-related party...............           --      1,109,641                  --
    Accounts payable................................    1,235,894      2,300,624           3,821,129
    Accrued expenses................................     (694,303)        29,504           1,717,664
    Due to related parties..........................       61,544        223,406              61,436
    Due to officers.................................     (686,001)      (224,000)                 --
    Receivables from subsidiary.....................           --             --            (150,000)
    Note receivable.................................           --             --            (250,000)
                                                      -----------   ------------        ------------
    Net cash used in operating activities...........   (5,842,517)    (5,946,554)        (31,928,791)
                                                      -----------   ------------        ------------
Cash Flow From Investing Activities:
  Investment in unconsolidated subsidiary...........           --             --            (300,000)
  Proceeds from defaulted license agreement with
    unconsolidated subsidiary.......................           --             --             300,000
  Payments related to patents and licensing
    rights..........................................      (33,103)      (120,275)           (273,219)
  Purchases of fixed assets.........................     (513,333)      (879,197)         (2,605,975)
                                                      -----------   ------------        ------------
    Net cash used in investing activities...........     (546,436)      (999,472)         (2,879,194)
                                                      -----------   ------------        ------------
Cash Flow From Financing Activities:
  Net proceeds from issuance of common stock and
    exercises of options and warrants...............    2,939,384      2,732,120          37,034,469
  Repurchase of treasury stock at cost..............           --             --              (7,973)
                                                      -----------   ------------        ------------
    Net cash provided by financing activities.......    2,939,384      2,732,120          37,026,496
                                                      -----------   ------------        ------------
Net Increase (Decrease) in Cash and Cash
  equivalents.......................................   (3,449,569)    (4,213,906)          2,218,511
Cash and Cash equivalents, Beginning of Period......    7,977,860      6,432,417                  --
                                                      -----------   ------------        ------------
Cash and Cash equivalents, End of Period............  $ 4,528,291   $  2,218,511        $  2,218,511
                                                      ===========   ============        ============

              See notes to the consolidated financial statements.

                           MPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION--The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000.

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

    NATURE OF OPERATIONS--mPhase Technologies, Inc. (the "Company") was organized on October 2, 1996. On February 17, 1997, the Company acquired Tecma Laboratories, Inc. ("Tecma") in a transaction accounted for as a reverse merger whereby Tecma issued 6,600,000 shares of its common stock in exchange for all of the issued and outstanding shares of the Company, and thereafter Tecma changed its name to the Company's current name. Tecma was primarily engaged in research and development of certain patented products in the health care field. On
June 25, 1998, the Company acquired Microphase Telecommunications, Inc. ("MicroTel"), through the issuance of 2,500,000 shares of its common stock in exchange for all the issued and outstanding shares of MicroTel. The assets acquired in this acquisition were patents and patent applications utilized in the Company's proprietary Traverser-TM- Digital Video Data Delivery System ("Traverser"). The primary business of the Company is to design, develop, manufacture and market high-bandwidth telecommunications products incorporating direct subscriber line ("DSL") technology. The present activities of the Company are focused on the deployment of its proprietary Traverser-TM- utilizing existing twisted pair copper wire infrastructure in "Plain Old Telephone Systems" ("POTS"), and the sale of component products. The Company continues to be a development stage company, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES", as it continues to devote substantially all of its efforts to establishing its core business, and it has not yet commenced the significant deployment of its planned principal operations.

    RECLASSIFICATIONS--Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation.

    EARNINGS PER SHARE--The Company computes earnings per share in accordance with SFAS No. 128, "EARNINGS PER SHARE". Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common

                           MPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS for all periods presented since their affect is antidilutive.

    RESEARCH AND DEVELOPMENT--Research and development costs are charged to operations as incurred.

    REVENUE RECOGNITION--As required, the Company has adopted the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which provides guidance on applying generally accepted accounting principles to revenue recognition based on the interpretations and practices of the SEC. The Company recognizes revenue for its "POTS Splitter Shelf" and "Splitter Card" products at the time of shipment, at which time, no other significant obligations of the Company exist, other than normal warranty support. Sales to two customers represent approximately 69% and 31%, respectively of revenues for the six months ended December 31, 2000.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS--In June 2000, the FASB issued SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, which amends the accounting and reporting standards of SFAS
No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, for certain derivative instruments and hedging activities. SFAS No. 133, was previously amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. The Company will adopt SFAS No. 138 concurrently with SFAS No. 133, however, management does not believe that such adoptions will have a material impact on the Company's results of operations.

    In March 2000, the FASB issued Interpretation (FIN) No. 44, "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF APB OPINION NO. 25." Among other things, FIN 44 clarifies the definition of employees, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain of its conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company adopted the provisions of FIN 44 as of July 1, 2000.

2.  RELATED PARTY TRANSACTIONS

    Certain members of the management of the Company are also employees of Microphase Corp. ("Microphase"). On May 1, 1997, the Company entered into a month to month agreement with Microphase, pursuant to which the Company uses office space as well as the administrative services of Microphase including the use of accounting personnel. The Company paid Microphase $5,000 per month until January 2000, when the office space agreement was revised to provide for a fee of $11,050 per month. Additionally, in July 1998, the Company entered into an agreement with Microphase, whereby the Company pays Microphase $40,000 per month for technical research and development assistance. Microphase also charges fees for specific projects on a project by project basis. During the

                           MPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

2.  RELATED PARTY TRANSACTIONS (CONTINUED)
six months ended December 31, 1999 and 2000 and for the period from inception (October 2, 1996) to December 31, 2000, $453,098, $1,407,474 and $4,642,321 have been charged to expense or inventory at December 31, 2000 under these Agreements.

    The Company is obligated to pay a 3% royalty to Microphase on revenues from the Company's proprietary Traverser Digital Video Data Delivery System and related component products. During the six months ended December 31, 2000 the Company recorded royalties to Microphase totaling $195,045.

    During the year ended June 30, 2000 the Company advanced funds to Janifast Limited, which is owned by U.S. Janifast Holdings, Ltd., a company in which three directors of mPhase are significant shareholders, in connection with the manufacturing of POTS Splitter shelves and component products including cards and filters sold by the Company. As of December 31, 2000 the amount due to Janifast was $25,348 which is included in due to related parties in the accompanying balance sheet. During the period ended December 31, 2000 Janifast charged the Company $4,151,273 for product costs and research and development expenses which are included in inventory on the consolidated balance sheet or have been charged to the statement of operations at December 31, 2000. Management believes the amounts charged are comparable to other suppliers and these charges are subject to review by the conflict of interest committee of the Board of Directors on a periodic basis.

    Included in prepaid expenses and other current assets as of December 31, 2000 is $43,290 due from affiliates of the Company's joint venture partner, Alpha Star International Inc.

    As of December 31, 2000, the Company had $471,763 due to Microphase included in amounts due to related parties in the accompanying consolidated balance sheet.

    The Note receivable at December 31, 2000 represents a 6% note due from a consultant who was previously granted 100,000 shares of the Company's common stock. The Note is due to be paid on April 7, 2001 and is secured by 75,000 of those shares.

3.  INVENTORY

    Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists mainly of the Company's POTS Splitter Shelf and Splitter card. At December 31, 2000 inventory is comprised of the following:

Raw materials...............................................  $  238,053
Finished goods..............................................   1,430,595
                                                              ----------
Total.......................................................  $1,668,648
                                                              ==========

4.  INCOME TAXES

    The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109 "ACCOUNTING FOR INCOME TAXES". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and

                           MPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

4.  INCOME TAXES (CONTINUED)
tax credit carryforwards. Because of the uncertainty as to their future realizability, net deferred tax assets, consisting primarily of net operating loss carryforwards, have been fully reserved for. Accordingly, no income tax benefit for the net operating loss has been recorded in the accompanying consolidated financial statements.

    Utilization of net operating losses generated through December 31, 2000 may be limited due to changes in ownership that have occurred.

5.  INVESTMENT IN CONSOLIDATED SUBSIDIARY

    In March 2000, the Company acquired a 50% interest in mPhase
Television.Net, Inc. (formerly Telco Television Network, Inc.) for $20,000. The agreement provided for the grant of warrants to the joint venture partner in consideration of the execution of the Joint Venture Agreement, to purchase 200,000 shares of the Company's stock for $4.00 per share (valued at $2,633,400) which was charged to general and administrative expenses in the fiscal year ended June 30, 2000. The agreement grants the Company's joint venture partner, AlphaStar International, Inc., a right of first transmission for its transmissions including MPEG-2 digital satellite television. In addition, the Company loaned the joint venture $1,000,000 at 8% interest per annum in March 2000. The loan is repayable to the Company from equity infusions to the subsidiary, but in no event later than such time that mPhase Television qualifies for a NASDAQ Small Cap Market Listing. During April 2000, the Company acquired an additional 6.5% in interest in mPhase Television for $1,500,000. Through December 31, 2000 100% of the losses incurred of the subsidiary have been consolidated into the results of operations of the Company.

6.  EQUITY TRANSACTIONS

    During the six month period ended December 31, 2000, the Company sold 510,000 shares of its common stock to accredited investors in private transactions generating gross proceeds of $2,550,000 and, net of offering costs of $145,380, net proceeds of $2,404,620. In connection with the private placement, the Company issued 38,250 shares of its common stock to an investment banking firm. The Company also issued 320,000 shares of its common stock following the exercise of options and warrants resulting in gross proceeds of $327,500. The Company granted 239,000 options to employees and 803,000 options to consultants for services performed during the six month period ended
December 31, 2000 and during the quarter ended December 31, 2000, granted 30,000 warrants to a consultant for services performed.

7.  COMMITMENTS AND CONTINGENCIES

    The Company has entered into various agreements with Georgia Tech Research Corporation ("GTRC"), pursuant to which the Company receives technical assistance in developing the commercialization of its digital video and data delivery system (DVDDS). The amounts incurred by the Company for GTRC technical assistance with respect to its research and development activities and included in the accompanying consolidated statement of operations for the six months ended December 31, 1999 and 2000 and for the period from inception through December 31, 2000 totaled approximately $2,284,000, $2,207,400 and $11,367,400, respectively. If and when sales commence

                           MPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

7. COMMITMENTS AND CONTINGENCIES (CONTINUED) utilizing this particular technology, the Company will be obligated to pay to GTRC a royalty of 3% to 5% of product sales, as defined.

    From time to time, the Company may be involved in various legal proceedings and other matters arising in the normal course of business.

8.  SUBSEQUENT EVENTS

    Subsequent to December 31, 2000 the Company raised approximately $4,685,000 in cash through the issuance of 2,342,500 shares of its common stock and a like amount of warrants to purchase one share each of the Company's common stock at an exercise price of $3.00 in a private placement to accredited investors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS--MPHASE TECHNOLOGIES, INC.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE
  LITIGATION REFORM ACT OF 1995:

    Some of the statements contained in or incorporated by reference in this Form 10-Q discuss the Company's plans and strategies for its business or state other forward-looking statements, as this term is defined in the Private

    Securities Litigation Reform Act of 1995. The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, gross margin, results of operations, business, growth prospects, competition and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 VS. DECEMBER 31, 1999

    The Company recorded a net loss of $4,317,502 on total revenues of $5,230,761 for the three months ended December 31, 2000 as compared to a loss of $3,204,952 without any total revenue for the comparable period ended
December 31, 1999. This represents a loss per common share of $(.13) for the period ended December 31, 2000 and a loss per common share of $(.12) for the period ended December 31, 1999.

    The increase in revenue was due to orders for the Company's POTS Splitter Shelf product, in which material revenues commenced in fiscal 2001. Cost of sales were $2,779,029 for the three months ending December 31, 2000 and have no comparable amount in the prior period. Research and development expenses were $3,317,654 for the three months ending December 31, 2000 as compared to $1,903,821 during the comparable period in 1999 which includes $1,072,400 incurred with GTRC for the three months ending December 31, 2000 as compared to $1,199,000 during the comparable period in 1999 and $2,245,254 incurred primarily with Flextronics and Microphase for the three months ending
December 31, 2000 as compared to $704,821 during the comparable period in 1999. Research expenditures incurred with Flextronics are due to the Company's increased efforts in its deployment of the Traverser, including the design and manufacture of prototypes of the set top box and the Central Office POTS Splitter Shelf. Increased research expenditures incurred with Microphase and Janifast related to the implementation of the Company's initial DSL component products, including the Company's Equipment Splitters and Micro Filters. Selling, general and administrative expenses rose to $2,967,756 for the three months ending December 31, 2000 from $1,183,996 for the comparable period in 1999. The increase in the costs are a result of the continued hiring of additional full time employees for sales staff and administrative personnel and the increase of non-cash charges relating to the issuance of options to employees and consultants which totaled $881,122 for the three months ended December 31, 2000 as compared to $42,250 during the comparable period in 1999.

    Despite the increased research and development expenses and increased selling, general and administrative expenses, the loss for the quarter ended December 31, 2000 of $4,317,502 was $1,433,176 less than the loss of $5,750,678 for the quarter ended September 30, 2000. This is a direct result of an increase in sales of component products of $3,365,151 in the quarter ended December 31, 2000 as sales in the current quarter were $5,230,761 compared to sales of $1,865,610 in the quarter ended September 30, 2000.

SIX MONTHS ENDED DECEMBER 31, 2000 VS. DECEMBER 31, 1999

    The Company recorded a net loss of $10,068,180 on total revenues of $7,096,371 for the six months ended December 31, 2000 as compared to a loss of $6,002,147 without any total revenue for the comparable period ended
December 31, 1999. This represents a loss per common share of $(.32) for the period ended December 31, 2000 as compared to a loss per common share of $(.24) for the period ended December 31, 1999.

    The increase in revenue was due to orders for the Company's POTS Splitter Shelf product, in which material revenues commenced in fiscal 2001. Cost of sales were $3,650,881 for the six months ended December 31, 2000 and have no comparable amount in the prior period. Research and development expenses were $6,480,015 for the six months ended December 31, 2000 as compared to $3,394,855 during the comparable period in 1999 which includes $2,207,400 for the six month period ended December 31, 2000 with GTRC as compared to $2,284,000 during the comparable period in 1999 and $4,272,615 incurred primarily with Flextronics and Microphase in addition in development costs incurred by mPhase
Television.Net, Inc. for the six months ended December 31, 2000 as compared to $1,110,855 during the comparable period in 1999. Research expenditures incurred with Flextronics are due to the Company's increased efforts in its deployment of the Traverser, including the design and manufacture of prototypes of the set top box and the Central Office Equipment. Increased research expenditures incurred with Microphase were related to the development of the Company's initial DSL component products, including the Company's POTS Splitters and Micro Filters. Development costs incurred by mPhase Television.Net, Inc. Selling, general and administrative expenses rose to $6,092,918 for the six months ending
December 31, 2000 from $2,347,762 for the comparable period in 1999. The increase in the administrative costs are a result of the continued hiring of additional full time employees for sales staff and administrative personnel and the increase of non-cash charges for the issuance of options to employees and consultants which totaled $2,398,208 for the six months ended December 31, 2000 as compared to $88,083 during the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has funded its operations and capital expenditures primarily through private placements of common stock. However, the Company believes that the recent increase in sales of its POTS Splitter Shelves will provide some offset to cash flows used in operations, although there can be no assurance as to the level and growth rate of such sales in future periods. At December 31, 2000, the Company had cash and cash equivalents of $2.2 million, accounts receivable of approximately $833,000 and a working capital deficit of $464,405. The deficit was eliminated by any cash received from a private placement of the Company's stock to accredited investors in January, 2001. Cash used in operating activities was $5.9 million. The cash used by operating activities principally consists of the net loss, the net increase in inventory and accounts receivable offset by a net increase in depreciation and amortization, non cash charges for common stock options and warrants issued for services and increased accounts payable and accrued expenses relating to increased levels of inventory. In the six months ended December 31, 2000, net cash of approximately $1.0 million used in investing activities consisted of purchases of property and equipment and costs associated with the patent recently granted to GTRC licensed by the Company. The Company intends to continue to invest in technology and telecommunications hardware and software in connection with the full commercial production of the Traverser and the joint venture in mPhase Television.Net, Inc. The Company continues its efforts to raise additional funds through private placements of its common stock, the proceeds of which it will use for the controlled introductory roll-out of its Traverser Digital Video and Delivery System. However, there can be no assurance that the Company will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available when needed or at terms that the Company deems to be reasonable.

    The Company has continued to experience operating losses and negative cash flows. To date, the Company has funded its operations with private equity offerings. However, management believes that the Company's current cash resources, expected funding, and projected revenue growth will be sufficient to fund the Company's operations in the foreseeable future. However, failure to generate sufficient revenue or raise additional funds could have a material adverse effect on the Company's ability to achieve its intended business objectives.

    Subsequent to December 31, 2000 the Company raised approximately $4,685,000 in cash through the issuance of 2,342,500 shares of its common stock and a like amount of warrants to purchase one share each of the Company's common stock at an exercise price of $3.00 in a private placement to accredited investors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at December 31, 2000.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    From time to time the Company may be involved in various legal proceedings and other matters arising in the normal course of business.

ITEM 2.  CHANGES IN SECURITIES

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.  OTHER INFORMATION

    Patent No. 6,154,772 was issued to Georgia Tech on November 28, 2000 for "System and Method For Delivery of Digital Video and Data over a Communication Channel," which patent is exclusively licensed to the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS.

    Exhibit 27.--Financial Data Schedule

    (b) Reports on Form 8-K.

The Company filed a report on Form 8-K pursuant to item 5 therein, on December 5, 2000 with respect to orders it received for POTS Splitter Shelves in an aggregate amount of approximately $2,000,000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                       MPHASE TECHNOLOGIES, INC.
                                                       Formerly Tecma Laboratories, Inc.

Date: February 12, 2001                                By:            /s/ RONALD A. DURANDO
                                                            -----------------------------------------
                                                                        Ronald A. Durando
                                                                        PRESIDENT AND CEO

Date: February 12, 2001                                By:             /s/ MARTIN S. SMILEY
                                                            -----------------------------------------
                                                                         Martin S. Smiley
                                                                    EXECUTIVE VICE PRESIDENT,
                                                                     CHIEF FINANCIAL OFFICER
                                                                       AND GENERAL COUNSEL