Form 10-Q
period 2001-03-31
MPHASE TECHNOLOGIES INC
filed 2001-05-15
CIK 825322

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED MARCH 31, 2001	COMMISSION FILE NO. 000–24969

mPhase Technologies, Inc.

(Exact name of registrant as specified in its charter)

NEW JERSEY	22–2287503
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification Number)

587 CONNECTICUT AVE., NORWALK, CT	06854–1711
(Address of principal executive offices)	(Zip Code)

ISSUER’S TELEPHONE NUMBER, (203) 838–2741

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORT), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF MAY 4 ,2001 IS 35,117,390 SHARES, ALL OF ONE CLASS OF $.01 STATED VALUE COMMON STOCK.

MPHASE TECHNOLOGIES, INC. INDEX

PAGE
PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS

Consolidated Balance Sheets-June 30, 2000
and March 31, 2001 (unaudited)	1

Consolidated Statements of Operations-Three Months
Ended March 31, 2000 and 2001 and from October 2, 1996
(Date of Inception) to March 31, 2001	2

Consolidated Statements of Operations-Nine Months
Ended March 31, 2000 and 2001 and from October 2, 1996
(Date of Inception) to March 31, 2001	3

Consolidated Statements of Cash Flows-Nine Months
Ended March 31, 2000 and 2001 and from October 2, 1996
(Date of Inception) to March 31, 2001	4

Notes to Consolidated Financial Statements	5-9

ITEM 2 Management’s Discussion and Analysis of Financial
Condition and Results of Operations	10-12

ITEM 3 Quantitive and Qualitative Disclosure About Market Risk	12

PART II OTHER INFORMATION	13

Exhibits on Reports on Form 8-K	13

Signatures	14

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30, 2000	March 31, 2001
		(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,432,417	$255,240
Accounts receivable	151,186	1,575,117
Inventory	–	2,984,124
Note receivable	250,000	250,000
Prepaid expenses and other current assets	578,726	1,290,000

Total Current Assets	7,412,329	6,354,481

Production advances - related parties	1,109,641	–
Property and equipment, net	1,323,756	2,201,034
Patents and licensing rights, net	1,338,520	1,116,757

TOTAL ASSETS	$11,184,246	$9,672,272

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	1,520,505	3,546,463
Accrued expenses	1,837,532	1,353,458
Due to officers	224,000	–
Due to related parties	273,705	1,180,710

TOTAL CURRENT LIABILITIES	3,855,742	6,080,631

Commitments and contingencies
STOCKHOLDERS’ EQUITY

Common stock, stated value $.01, 150,000,000 shares
authorized; 31,404,540 and 35,117,390 shares
issued and outstanding shares at June 30, 2000
March 31, 2001, respectively	314,045	351,173
Additional paid in capital	74,370,291	84,624,393
Deferred compensation	(1,225,668)	(934,108)
Deficit accumulated during development stage	(66,122,191)	(80,441,844)
Treasury stock, 13,750 shares at cost	(7,973)	(7,973)

TOTAL STOCKHOLDERS’ EQUITY	7,328,504	3,591,641

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,184,246	$9,672,272

See notes to the consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		October 2, 1996 (Date of Inception) to March 31,
	2000	2001	2001
REVENUES	$39,585	$2,958,635	$10,334,482

COSTS AND EXPENSES:
Cost of Sales	18,662	1,688,753	5,471,390
Research and development	2,857,757	2,219,933	24,909,569
Selling, general and administrative	7,542,575	2,873,437	33,453,701
Depreciation and amortization	117,833	200,039	1,380,521
Non-cash charges for stock based
compensation	5,233,500	232,083	24,295,789

TOTAL COSTS AND EXPENSES	15,770,327	7,214,245	89,510,970

LOSS FROM OPERATIONS	(15,730,742)	(4,255,610)	(79,176,488)

OTHER INCOME (EXPENSE):
MINORITY INTEREST LOSS IN
CONSOLIDATED SUBSIDIARY	–	–	20,000
LOSS FROM UNCONSOLIDATED SUBSIDIARY	–	–	(1,466,467)
INTEREST INCOME, NET	57,181	4,137	181,111

TOTAL OTHER INCOME (EXPENSE)	57,181	4,137	(1,265,356)

NET LOSS	$(15,673,561)	$(4,251,473)	$(80,441,844)

LOSS PER COMMON SHARE:
basic and diluted	$(.56)	$(.12)

WEIGHTED AVERAGE COMMON SHARES;
OUTSTANDING, basic and
diluted	27,743,996	34,205,000

See notes to the consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Nine Months Ended March 31,		October 2, 1996 (Date of Inception) to March 31,
	2000	2001	2001
REVENUES	$39,585	$10,055,006	$10,334,482

COSTS AND EXPENSES:
Cost of Sales	18,662	5,339,634	5,471,390
Research and development	6,252,612	8,699,948	24,909,569
Selling, general and administrative	9,890,337	8,966,355	33,453,701
Depreciation and amortization	348,388	459,464	1,380,521
Non-cash charges for stock
based compensation	5,321,583	950,070	24,295,789

TOTAL COSTS AND EXPENSES	21,831,582	24,415,471	89,510,970

LOSS FROM OPERATIONS	(21,791,997)	(14,360,465)	(79,176,488)

OTHER INCOME (EXPENSE):
MINORITY INTEREST LOSS IN
CONSOLIDATED SUBSIDIARY	–	–	20,000
LOSS FROM UNCONSOLIDATED SUBSIDIARY	–	–	(1,466,467)
INTEREST INCOME, NET	116,289	40,812	181,111

TOTAL OTHER INCOME (EXPENSE)	116,289	40,812	(1,265,356)

NET LOSS	$(21,675,708)	$(14,319,653)	$(80,441,844)

LOSS PER COMMON SHARE:
basic and diluted	$(.83)	$(.44)

WEIGHTED AVERAGE COMMON SHARES;
OUTSTANDING, basic and diluted	26,032,295	32,684,012

See notes to the consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended March 31,		October 2, 1996 (Date of Inception) to March 31,
	2000	2001	2001
Cash Flow From Operating Activities:
Net Loss	$(21,675,708)	$(14,319,653)	$(80,441,844)
Adjustments to reconcile net loss
to net cash used in operating
activities:
Depreciation and amortization	518,356	866,076	2,145,705
Book Value of fixed assets disposed	–	31,147	44,005
Loss on unconsolidated subsidiary	–	–	1,466,467
Non-cash charges relating to
issuance of common stock,
common stock options and
warrants	11,157,788	3,269,708	39,619,566
Changes in assets and liabilities:
Accounts receivable	(52,265)	(1,423,931)	(1,575,117)
Inventory	–	(2,984,124)	(2,984,124)
Prepaid expenses and other
current assets	(494,924)	(517,528)	(1,096,254)
Accounts payable	779,474	1,621,704	3,142,209
Accrued expenses	(1,293,343)	(484,074)	1,204,086
Due to/from related parties	517,032	1,792,646	745,035
Notes receivable	(250,000)	–	(250,000)
Receivables from Subsidiary	–	–	(150,000)
Deferred revenue	12,680	–	–

Net cash used in operating
activities	(10,780,910)	(12,148,029)	(38,130,266)

Cash Flow From Investing Activities:
Investment in joint venture	(1,020,000)	–	–
Payments related to patents and
licensing rights	(5,069)	(120,275)	(273,219)
Purchases of fixed assets	(839,730)	(1,028,218)	(2,754,996)

Net cash used in investing
activities	(1,864,799)	(1,148,493)	(3,028,215)

Cash Flow From Financing Activities:
Proceeds from issuance of common
stock and exercises of options and
warrants	14,600,704	7,119,345	41,421,694
Repurchase of treasury stock at cost	–	–	(7,973)

Net cash provided by financing
activities	14,600,704	7,119,345	41,413,721

Net Increase(Decrease) in Cash and
cash equivalents	1,954,995	(6,177,177)	255,240
Cash and Cash equivalents,
Beginning of Period	7,977,860	6,432,417	–

Cash and Cash equivalents,
End of Period	$9,932,855	$255,240	$255,240

See notes to the consolidated financial statements.

MPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION – The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10 – KSB for the year ended June 30, 2000.

     USE OF ESTIMATES – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     NATURE OF OPERATIONS – mPhase Technologies, Inc. (the “Company”) was organized on October 2, 1996. On February 17, 1997, the Company acquired Tecma Laboratories, Inc. (“Tecma”) in a transaction accounted for as a reverse merger whereby Tecma issued 6,600,000 shares of its common stock in exchange for all of the issued and outstanding shares of the Company, and thereafter Tecma changed its name to the Company’s current name. Tecma was primarily engaged in research and development of certain patented products in the health care field. On June 25, 1998, the Company acquired Microphase Telecommunications, Inc. (“MicroTel”), through the issuance of 2,500,000 shares of its common stock in exchange for all the issued and outstanding shares of MicroTel. The assets acquired in this acquisition were patents and patent applications utilized in the Company’s proprietary Traverser–TM– Digital Video Data Delivery System (“Traverser”). The primary business of the Company is to design, develop, manufacture and market high – bandwidth telecommunications products incorporating direct subscriber line (“DSL”) technology. The present activities of the Company are focused on the deployment of its proprietary Traverser – TM – utilizing existing twisted pair copper wire infrastructure in “Plain Old Telephone Systems” (“POTS”), and the sale of component products. The Company continues to be a development stage company, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES”, as it continues to devote substantially all of its efforts to establishing its core business, and it has not yet commenced the significant deployment of its planned principal operations.

     RECLASSIFICATIONS – Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation.

MPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     EARNINGS PER SHARE – The Company computes earnings per share in accordance with SFAS No. 128, “EARNINGS PER SHARE”. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS for all periods presented since their affect is antidilutive.

     RESEARCH AND DEVELOPMENT – Research and development costs are charged to operations as incurred.

     REVENUE RECOGNITION – As required, the Company has adopted the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which provides guidance on applying generally accepted accounting principles to revenue recognition based on the interpretations and practices of the SEC. The Company recognizes revenue for its “POTS Splitter Shelf” and “Splitter Card” products at the time of shipment, at which time, no other significant obligations of the Company exist, other than normal warranty support. Sales to two customers represent approximately 66% and 20%, respectively of revenues for the nine months ended March 31, 2001.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS – In March 2000, the FASB issued Interpretation (FIN) No. 44, “ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION – AN INTERPRETATION OF APB OPINION NO. 25.” Among other things, FIN 44 clarifies the definition of employees, the criteria for determining whether a plan qualifies as a non – compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain of its conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company adopted the provisions of FIN 44 as of July 1, 2000.

MPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	RELATED PARTY TRANSACTIONS

     Certain members of the management of the Company are also employees of Microphase Corp. (“Microphase”). On May 1, 1997, the Company entered into a month to month agreement with Microphase, pursuant to which the Company uses office space as well as the administrative services of Microphase including the use of accounting personnel. The Company paid Microphase $10,000 per month until January 2000, when the office space agreement was revised to provide for a fee of $11,050 per month. Additionally, in July 1998, the Company entered into an agreement with Microphase, whereby the Company pays Microphase $40,000 per month for technical research and development assistance. Microphase also charges fees for specific projects on a project by project basis. During the nine months ended March 31, 2000 and 2001 and for the period from inception (October 2, 1996) to March 31, 2001, $1,346,846, $1,794,817 and $5,029,664 have been charged to expense or inventory at March 31, 2001 under these Agreements.

     During the quarter ended March 31, 2000 the Company received $39,000 of interest income paid by Microphase in connection with a $2.6 million loan made to Microphase by the Company during the quarter, which was repaid along with interest thereon, in the same quarter.

     The Company is obligated to pay a 3% royalty to Microphase on revenues from the Company’s proprietary Traverser Digital Video Data Delivery System and related component products. During the nine months ended March 31, 2001 the Company recorded royalties to Microphase totaling $283,718.

     As a result of the foregoing transactions as of March 31, 2001, the Company had a $106,695 payable to Microphase which is included in amounts Due to related parties in the unaudited accompanying consolidated balance sheet at March 31, 2001.

     During the year ended June 30, 2000, the Company advanced funds to Janifast Limited, which is owned by U.S. Janifast Holdings, Ltd., a company in which three directors of mPhase are significant shareholders, in connection with the manufacturing of POTS Splitter shelves and component products including cards and filters sold by the Company. Subsequently the Company has ordered various component parts from Janifast. As of March 31, 2001, the amount due to Janifast was $674,015 which is included in Due to related parties in the accompanying unaudited balance sheet at March 31, 2001. During the nine month period ended March 31, 2001 Janifast charged the Company $6,075,898 for product costs and research and development expenses which are included in inventory on the consolidated balance sheet or have been charged to the statement of operations during the nine months ended March 31, 2001. Management believes the amounts charged are comparable to other suppliers and these charges are subject to review by the conflict of interest committee of the Board of Directors on a periodic basis.

     Included in Prepaid expenses and other current assets as of March 31, 2001 is $37,957 due from affiliates of the Company’s joint venture partner, Alpha Star International Inc.

     Included in Due to related parties is $400,000 payable to a Director and a Company he controls for the reimbursement of expenditures for marketing at the Company’s Beta Customer.

     The Note receivable as of March 31, 2001 of $250,000 represents a 6% note due from a consultant who was previously granted 100,000 shares of the Company’s common stock. This note is presently due and is secured by 75,000 of those shares.

MPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	INVENTORY

     Inventory is stated at the lower of cost, determined on a first – in, first – out basis, or market. Inventory consists mainly of the Company’s POTS Splitter Shelf and Splitter card. At March 31, 2001 inventory is comprised of the following:

Raw materials	$12,356
Finished goods	2,971,768

Total	$2,984,124

4.	INCOME TAXES

     The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109 “ACCOUNTING FOR INCOME TAXES”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Because of the uncertainty as to their future realizability, net deferred tax assets, consisting primarily of net operating loss carryforwards, have been fully reserved for. Accordingly, no income tax benefit for the net operating loss has been recorded in the accompanying consolidated financial statements.

     Utilization of net operating losses generated through March 31, 2001 may be limited due to changes in ownership that have occurred.

5.	INVESTMENT IN CONSOLIDATED SUBSIDIARY

     In March 2000, the Company acquired a 50% interest in mPhase Television.Net, Inc. (formerly Telco Television Network, Inc.) for $20,000. The agreement provided for the grant of warrants to the joint venture partner in consideration of the execution of the Joint Venture Agreement, to purchase 200,000 shares of the Company’s stock for $4.00 per share (valued at $2,633,400) which was charged to general and administrative expenses in the fiscal year ended June 30, 2000. The agreement grants the Company’s subsidiary , a right of first transmission for its transmissions including MPEG – 2 digital satellite television, from the Company's joint venture partner, AlphaStar International, Inc. In addition, the Company loaned the joint venture $1,000,000 at 8% interest per annum in March 2000. The loan is repayable to the Company from equity infusions to the subsidiary, but in no event later than such time that mPhase Television qualifies for a NASDAQ Small Cap Market Listing. During April 2000, the Company acquired an additional 6.5% in interest in mPhase Television for $1,500,000. Through March 31, 2001 100% of the losses incurred of the subsidiary have been consolidated into the results of operations of the Company.

MPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	EQUITY TRANSACTIONS

     Through the nine month period ended March 31, 2001, in two separate offerings the Company sold 510,000 shares of its common stock generating gross proceeds of $2,550,000 and 2,342,500 shares of its common stock and a like amount of warrants to purchase one share each of the Company’s common stock at an exercise price of $3.00 generating gross proceeds of $4,685,000, in private transactions with accredited investors. The Company incurred cash offering costs of $445,275 and also issued 390,350 shares of its common stock and 162,600 warrants to purchase one share each of the Company's common stock at $3.00, for five years, to finders, consultants and investment banking firms in connection with these private placements. The Company also issued 320,000 shares of its common stock following the exercise of options and warrants resulting in gross proceeds of $327,500.

     The Company granted 505,000 options to employees and 1,572,000 options to consultants for services performed during the nine month period ended March 31, 2001. Also, during the nine months ended March 31, 2001, the Company granted 30,000 warrants to a consultant for services performed and 150,000 shares of common stock for services to be performed. At March 31, 2001, the Company had $106,695 payable to MicroPhase which is included in amounts due to related parties on the accompany balance sheet.

7.	COMMITMENTS AND CONTINGENCIES

     The Company has entered into various agreements with Georgia Tech Research Corporation (“GTRC”), pursuant to which the Company receives technical assistance in developing the commercialization of its digital video and data delivery system (DVDDS). The amounts incurred by the Company for GTRC technical assistance with respect to its research and development activities and included in the accompanying consolidated statement of operations for the nine months ended March 31, 2000 and 2001 and for the period from inception through March 31, 2001 totaled approximately $3,422,100, $3,175,850 and $12,335,850, respectively. If and when sales commence utilizing this particular technology, the Company will be obligated to pay to GTRC a royalty to 5% of product sales, as defined.

     From time to time, the Company may be involved in various legal proceedings and other matters arising in the normal course of business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS–MPHASE TECHNOLOGIES, INC.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995:

     Some of the statements contained in or incorporated by reference in this Form 10–Q discuss the Company’s plans and strategies for its business or state other forward–looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” “should,” “seek,” “will,” and similar expressions are intended to identify these forward–looking statements, but are not the exclusive means of identifying them. These forward–looking statements include, among others, statements concerning the Company’s expectations regarding its working capital requirements, gross margin, results of operations, business, growth prospects, competition and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Any forward–looking statements contained in this Quarterly Report on Form 10–Q are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 VS. MARCH 31, 2001

     The Company recorded a net loss of $4,251,473 on total revenues of $2,958,635 for the three months ended March 31, 2001 as compared to a loss of $15,673,561 on total revenue of $39,585 for the comparable period ended March 31, 2000. This represents a loss per common share of $(.12) for the three month period ended March 31, 2001 and a loss per common share of $(.56) for the three month period ended March 31, 2000.

     The increase in revenue for the current quarter as compared to the quarter ended March 31, 2000 was due to the continued sale of the Company’s POTS Splitter Shelf products. Despite the general slow down in the telephone equipment market, the Company continues to believe that this product is positioned to be competitively priced with high reliability and connectivity, and as such will be an essential part of DSL deployment worldwide. Cost of sales were $1,688,753 for the three months ended March 31, 2001 as compared to $18,662 in the three months ended March 31, 2000.

     Research and development expenses were $2,219,933 for the three months ending March 31, 2001 as compared to $2,857,757 during the comparable period in 2000. Such expenditures include $968,450 incurred with GTRC for the three months ending March 31, 2001 as compared to $1,138,100 during the period ended March 31, 2000 in addition to $1,251,483 incurred primarily with Flextronics and Microphase for the three months ending March 31, 2001 as compared to $1,719,657 during the comparable period in 2000. Research expenditures incurred with Flextronics are due to the Company’s increased efforts in its deployment of the Traverser, including the design and manufacture of prototypes of the set top box and the Central Office POTS Splitter Shelf. Increased research expenditures incurred with Microphase related to the implementation of each of the Company’s initial DSL component products, including the prototype manufacturing of the Company's equipment Company’s POTS Splitters and Micro Filters.

     Selling, general and administrative expenses were $2,873,437 for the three months ending March 31, 2001 down from $7,542,575 for the comparable period in 2000. The decrease in the selling, general and administrative costs are a result of the decrease of non–cash charges relating to the issuance of options to consultants which totaled $639,417 for the three months ended March 31, 2001 as compared to $5,748,122 during the comparable period in 2000.

NINE MONTHS ENDED MARCH 31, 2000 VS. MARCH 31, 2001

     The Company recorded a net loss of $14,319,653 on total revenues of $10,055,006 for the nine months ended March 31, 2001 as compared to a loss of $21,675,708 with total revenue of $39,585 for the comparable period ended March 31, 2000. This represents a loss per common share of $(.44) for the period ended March 31, 2001 as compared to a loss per common share of $(.83) for the period ended March 31, 2000.

     The increase in revenue was due to orders for the Company’s POTS Splitter Shelf product, in which material revenues commenced in fiscal 2001. Cost of sales were $5,339,634 for the nine months ended March 31, 2001 as compared to $18,622 in the nine month period ended March 31, 2000.

     Research and development expenses were $8,699,948 for the nine months ended March 31, 2001 as compared to $6,252,612 during the comparable period in 2000, such expenditures include $3,175,850 for the nine month period ended March 31, 2001 incurred with GTRC as compared to $3,422,100 during the nine month period ended March 31, 2000 and $5,524,098 incurred primarily with Flextronics and Microphase in addition in development costs incurred by mPhase Television.Net, Inc. for the nine months ended March 31, 2001 as compared to $2,830,512 during the comparable period in 2000. Research expenditures incurred with Flextronics are due to the Company’s increased efforts in its deployment of the Traverser, including the design and manufacture of prototypes of the set top box and the Central Office Equipment. Increased research expenditures incurred with Microphase related to the implementation of each of the Company’s initial DSL component products, including the prototype manufacturing of the Company’s POTS Splitters and Micro Filters and development costs incurred by mPhase Television.Net, Inc.

     Selling, general and administrative expenses were $8,966,355 for the nine months ending March 31, 2001 compared to $9,890,337 for the same period in 2000. The decrease in the administrative costs are a result of the decrease of non – cash charges for the issuance of options to consultants which totaled $2,319,638 for the nine months ended March 31, 2001 as compared to $5,836,205 during the comparable period in 2000, somewhat offset by an increase in salaries and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has funded its operations and capital expenditures primarily through private placements of common stock. However, the Company believes that the recent increase in sales of its POTS Splitter Shelves will provide some offset to cash flows used in operations, although there can be no assurance as to the level and growth rate of such sales in future periods as seen with quarter to quarter fluctuations in components sales due to an overall volatile telephone equipment market. At March 31, 2001, the Company had cash and cash equivalents of $255,240, accounts receivable and inventory of approximately $1.6 million and 3.0 million, respectively. A major use of liquidity was the increased level of inventory and accounts receivable. Cash used in operating activities was $12.1 million. The cash used by operating activities principally consists of the net loss, the net increase in inventory and accounts receivable offset by a net increase in depreciation and amortization, offset by non cash charges for common stock options and warrants issued for services and increased accounts payable relating to increased levels of inventory. In the nine months ended March 31, 2001, net cash of approximately $1.2 million used in investing activities consisted of purchases of property and equipment and costs associated with the patents recently granted to GTRC licensed by the Company. The Company intends to continue to invest in technology and telecommunications hardware and software in connection with the full commercial production of the Traverser and the joint venture in mPhase Television.Net, Inc. The Company continues its efforts to raise additional funds through private placements of its common stock, strategic alliances and, or other sources, the proceeds of which are required to fund continuing development stage expenditures and the controlled introductory roll–out of its Traverser Digital Video and Delivery System. However, there can be no assurance that the Company will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available when needed or at terms that the Company deems to be reasonable.

     The Company has continued to experience operating losses and negative cash flows. To date, the Company has funded its operations with a combination of component sales with private equity offerings. However, management believes that the Company will be able to secure the necessary financing in the short term to fund the Company's operations into its next fiscal year. However, failure to raise additional funds, or generate significant cash flows through revenues, could have a material adverse effect on the Company's ability to achieve its intended business objectives.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held–to–maturity securities Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at December 31, 2000.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of its business. It does not believe that any pending or threatened proceeding related or other matters, or any amount which it may be required to pay by reason thereof, will have a material adverse effect on the financial condition or future results of operations of the Company.

ITEM 2	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8–K

(a) EXHIBITS.

None.

(b) Reports on Form 8–K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 14, 2001 Date: May 14, 2001	MPHASE TECHNOLOGIES, INC. By: /s/ RONALD A. DURANDO Ronald A. Durando PRESIDENT AND CEO By: /s/ MARTIN S. SMILEY Martin S. Smiley EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND GENERAL COUNSEL