Form 10-K
period 2001-06-30
MPHASE TECHNOLOGIES INC
filed 2001-10-17
CIK 825322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ________________________

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE YEAR ENDED JUNE 30, 2001

                          COMMISSION FILE NO.000-24969

                            ________________________

                            mPHASE TECHNOLOGIES, INC.

                         (Name of issuer in its charter)


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

                                (Title of Class)

                            ________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to the Form 10-K.

As of October 5, 2001, there were 43,898,367 shares of common stock, no par value, stated value $.01, outstanding and the aggregate market price of shares held by non-affiliates was approximately $9,408,433 (Based upon a closing common stock price of $.44 on October 5, 2001) (solely for the purpose of calculating the preceding amount, all directors and officers of the registrant are deemed to be affiliates.)

                            mPHASE TECHNOLOGIES, INC.

                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
ITEM 1.  Business......................................................      3
ITEM 2.  Properties ...................................................     23
ITEM 3.  Legal Proceedings.............................................     23
ITEM 4.  Submission of Matters to a Vote of Security Holders...........     23

                                     PART II
ITEM 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters...........................................     25
ITEM 6.  Selected Consolidated Financial Data..........................     26
ITEM 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................     28
ITEM 8.  Financial Statements and Supplementary Data...................     33
ITEM 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure...........................     33

                                    PART III
ITEM 10. Directors, Executive Officers and Key Employees of the
         Registrant....................................................     34
ITEM 11. Executive Compensation........................................     37
ITEM 12. Security Ownership of Certain Beneficial Owners and
         Management....................................................     41
ITEM 13. Certain Relationships and Related Transactions................     42

                                     PART IV
ITEM 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K .....................................................     44
         Report of Independent Public Accountants......................     F1
         Report of Certified Public Accountants........................     F2
         Financial Statements..........................................    F3-F8
         Notes to Financial Statements.................................   F9-F23

                                     PART I

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements." In some cases, you can identify forward-looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "estimate," "predict," "potential," or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect the Company's current views with respect to future events and are based on assumptions and subject to risks and uncertainties. The Company discusses many of these risks and uncertainties in greater detail in Part I, Item 1 of this 10-K under the heading "Risk Factors." These risks and uncertainties may cause the Company's actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. You should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent the Company's estimates and assumptions as of the date of this report. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

The following discussion should be read in conjunction with mPhase Technologies' financial statements and related notes included elsewhere in this report.

ITEM 1.  BUSINESS

                         GENERAL DESCRIPTION OF BUSINESS

mPhase Technologies, Inc. ("mPhase" or the "Company") is a development stage technology company headquartered in Norwalk, Connecticut. The Company is a developer of broadband communications equipment and aggregator of digital video content. The Company's suite of products enable telephone companies and other telecommunications service providers to provide up to 380 channels of digital television, high-speed Internet and voice simultaneously over the existing copper wire connection from the telephone service provider to a subscriber's home. The Traverser(TM) Digital Video and Data Delivery System(TM) uses Rate Adaptive Digital Subscriber Line technology, commonly referred to as RADSL, to enable telephone companies and other emerging communications service providers to cost-effectively deliver a full suite of voice, data and video services over the existing copper wire telephone infrastructure.

mPhase believes that topologies employed by its technology provide end users with quality and security superior to that of fiber optic or co-axial cable connections because the Traverser(TM) provides a one-to-one connection from the telephone company's central office to the subscriber's home. The bandwidth connecting the telephone service provider to the subscriber is not shared by multiple users. Conversely, multiple subscribers must share the bandwidth on a co-axial or fiber optic cable system and cable services are delivered to multiple users through a single transmission pipe. These shared services tend to degrade and slow down with additional users. Moreover, data transmitted over shared bandwidth as it is with cable service is considered less secure.

The Company believes that the Traverser(TM) is the only system that is capable of providing voice, data and video services to subscribers up to 12,000 feet from the telephone company's central office through an end-to-end system over the installed telephone infrastructure, without requiring telephone companies to upgrade their existing copper wire networks to fiber optic cable in their subscriber's service areas. Our products do not require fiber or co-axial cable upgrades so the Company believes that the Traverser(TM) is uniquely positioned to enable small and mid-sized domestic and international communications service providers to compete in the market for integrated voice, data and video services in the most cost effective manner.

Business Development, Organization, and Acquisition Activities

mPhase was incorporated in New Jersey in 1979 under the name Tecma Laboratory, Inc. In 1987, the Company changed its name to Tecma Laboratories, Inc. As Tecma Laboratories, Inc., the Company was primarily engaged in the research, development and exploitation of products in the skin care field. On February 17, 1997, the Company acquired Lightpaths, Inc., a Delaware corporation, which was engaged in the development of telecommunications products incorporating DSL technology, and the Company changed its name to Lightpaths TP Technologies, Inc.

On January 29, 1997, the Company formed another wholly-owned subsidiary called TLI Industries, Inc. The shares of TLI were spun off to its stockholders on March 31,1997 after the Company transferred the assets and liabilities, including primarily fixed assets, patents and shareholder loans related to the prior business of Tecma Laboratories. As a consequence of these transactions, the Company became the holding company of its wholly-owned subsidiary, Lightpaths, Inc. on February 17, 1997.

On June 2, 1997, the Company completed a reverse merger with Lightpaths TP Technologies, Inc. and changed its name to mPhase Technologies, Inc.

On June 25, 1998, mPhase acquired Microphase Telecommunications, Inc., a Delaware corporation, by issuing 2,500,000 shares of its common stock. Microphase Telecommunications' principal assets were patents and patent applications utilized in the development of its proprietary Traverser(TM) technology.

In March, 2000, mPhase entered into a joint venture with AlphaStar International, Inc. to form an entity called mPhaseTelevision.Net, Inc. in which the Company held a 50% interest. On May 1, 2000, the Company acquired an additional 6.5% interest in mPhaseTelevision.Net, Inc. and made it one of its consolidated subsidiaries.

On March 14, 2000, mPhase entered into an agreement with BMW Manufacturing Corp., located in South Carolina. Under the agreement, the Company installed version 1.0 of the Traverser(TM) for BMW's telephone transmission network. BMW has agreed that, upon its notice and consent, mPhase will be able to demonstrate to potential customers the functioning system at BMW's facilities. The Company also has installed systems for Pioneer Communications, Inc. and CariPAC.com. The Pioneer system was installed at its facility in Ulysses, Kansas in May 1999 and the Company installed one system in China and one in Hong Kong for CariPAC.com in late 1999.

As of June 2000, mPhase completed its initial beta testing period for the Traverser(TM) at Hart Telephone. There are currently approximately eighty subscribers at Hart Telephone and the Company expects Hart Telephone to rollout over 100 subscribers no later than October 31, 2001. Hart Telephone is providing these subscribers with telephone, Internet and video services using the Traverser(TM). mPhase has inventory in place to support low-rate production of version 1.1 of the Traverser(TM) for up to 1,000 units per month. mPhase is in development of the version 2.0, which the Company expects will provide an enhanced program guide, near video on-demand for pay-per-view movies, two video channels and an integrated browser.

mPhase's revenue, historically, has been derived from sales of its DSL Component Line, the majority of which has come from its sales of POTS Splitter Shelves. In its fiscal year ended June 30, 2000, and June 30, 2001, the Company generated $279,476 and $10,524,134 in revenue, respectively, from the commercial sale of its DSL Component Line. Its other DSL component products, including Microfilters and Central Office Low Pass Filter Shelves, are marketed to other DSL equipment vendors. mPhase does not believe that the sales of its Traverser(TM) will be materially impaired and could be enhanced by the sale of these component products to these potential competitors.

Products & Services

         Traverser

mPhase's principal and flagship product, the Traverser(TM) Digital Video and Data Delivery System(TM) DVDDS(TM), is a patented end-to-end system enabling the delivery of digital broadcast television, analog voice service and high-speed data, as well as other ancillary services, over a single copper telephone wire.

The Traverser(TM) consists of network elements located at a programming and control center owned by the telephone company, the central office and at the subscriber's residence or business. The key elements of the Traverser(TM), which are fully described below, are the System Management Work Station, the POTS Splitter Shelves, the Access Shelves, and the Intelligent Network Interfaces(TM).

The mPhase Traverser(TM) System consists of three key elements: a digital head-end called the Programming and Control Center (PCC), Central Office (CO) equipment called the Universal Access Shelf, and Customer Premises Equipment
(CPE) called the Intelligent Network Interface (INI(TM)). In order for a subscriber to receive services from a telco via the Traverser(TM) System, all three components must be installed.

Telcos using the mPhase Traverser(TM) System need to build a digital video head-end to receive television content. This includes installing a satellite receiving dish, off-the-shelf video equipment and mPhase's software to manage the video content at the PCC. Local off-air channels are received, digitized and combined with the signals received via satellite at the PCC. The PCC can be co-located with a single central office or remotely located and connected to each CO via dark fiber, SONET ring or ATM transfers.

The Traverser(TM) CO equipment, known as the mPhase Universal Access Shelf, integrates video signals from the PCC with the Internet and voice signals. The output of the Universal Access Shelf consists of DSL "lines" capable of carrying a single high-quality video stream, high-speed data at speeds up to 1 Mbps downstream and telephone voice service to subscribers over existing telephone lines.

Upon reaching the home or business, the DSL line is fed into the INI(TM), which functions as a digital set-top box or interface device. The INI(TM) separates the three signals and routes them to the television, PC and telephone.

The Company anticipates selling the product in a minimum bundle of 1,000 subscriber units per initial telco order. The initial sale price of $1,500 per subscriber (with 1,000 unit bundles equating to $1.5 million per 1,000 subscribers) includes: (i) all central office equipment, including the amortized cost for a one-time central office control center unit (video control shelf and management workstation) and the central office subscriber video shelf, and (ii) the consumer premise interface equipment (set-top box).

Since its inception in June 1997, the Company's operating activities have centered on developing, building and testing the Traverser(TM); establishing relationships with third party developers and manufacturers; and commencing sales and marketing efforts. mPhase has not yet derived any material revenue from the sale of the Traverser(TM).

The Company believes that technology used by the Traverser(TM) is unique because it enables simultaneous delivery of reliable digital-quality television programming, high-speed Internet access and telephone communications without major upgrades to the local loop network.

The Traverser(TM) enables communications service providers to send reliable, MPEG-2 digital-quality television over the installed copper wire, in addition to high-speed data transmission and voice services, allowing them to compete effectively with cable operators and satellite services for subscribers in the last mile. MPEG-2 is the standard used by computer and telecommunications equipment manufacturers to transmit video and photographic images over copper wire networks. The Traverser(TM) technology provides 4-5 Mbps of bandwidth for digital video delivery with an additional 1 Mbps upstream and 1 Mbps downstream for Internet service, which is up to 40 times faster than regular 56k dial-up Internet service. Additionally, the bandwidth provided over the copper line by the Traverser(TM) is dynamic and may be entirely used for either video or Internet service, independent of the other, based on the subscriber's preference.

The Traverser(TM) utilizes technology that mPhase licenses exclusively from Georgia Tech and RADSL chip technology, which the Company purchases from GlobeSpan Semiconductor, Inc. Georgia Tech currently provides a significant portion of the engineering research and design to develop the Traverser(TM). The Traverser(TM) also utilizes an advanced filter technology developed by Microphase Corporation, a privately-held company with which mPhase shares common management. The hybrid filters in mPhase circuit boards enable more efficient impedance matching of the copper loop, which permits longer transmission distances, higher data rates and decreased signal bit error rates.

The Traverser(TM) is utilized in conjunction with popular telecommunications transport protocols such as Digital Signal Level 3.0, Synchronous Optical Network, Synchronous Digital Hierarchy, Asynchronous Transfer Mode or frame relay and is highly adaptable. mPhase is also in the process of evaluating the extent to which its network products can be used in conjunction with other transport protocols. The Traverser(TM) is transparent to the switch and digital loop carrier, supports emergency service operation and relieves dial-up Internet switch congestion.

         POTS Splitter Shelves

The POTS Splitter Shelf is an essential component of any full-rate DSL system employing circuit switched telephony. It combines data and voice signals, enabling POTS to seamlessly pass through to the circuit switched network. The mPhase POTS Splitter Shelf can be easily installed into telco's central offices or remote locations, such as DLC (Digital Loop Carrier) cabinets or

MDU's (Multiple Dwelling Units) and is compatible with all DSL equipment regardless of manufacturer. The innovative design of the mPhase POTS Splitter Shelf ensures efficient use of central office space by enabling up to 144 lines per shelf on the 23-inch chassis, or 120 lines per shelf on the 19-inch chassis, one of the highest port densities and smallest footprints of all passive central office POTS Splitter Shelves.

         Microfilters

mPhase has developed a complete line of Microfilters, including a 2 and 4-pole filter for use in single and multi-phone households, as well as a NID Splitter.

Target Markets

mPhase primarily markets the Traverser(TM) in the United States to independent telephone companies, having up to 1,000,000 lines that are incumbent local exchange carriers. The Company believes these companies will seek to minimize capital expenditures in offering enhanced broadband services to their customers. mPhase believes that it will experience a longer sales cycle in marketing to larger telephone companies such as the Regional Bell Operating Companies than with the smaller independent companies.

mPhase also intends to market the Traverser(TM) to large international telephone companies, where it believes conditions for telecom, broadband and video application growth are the most promising. Most of the international market has low teledensity rates and few over-air options. Moreover, cable television service is rarely available in most international markets, particularly in areas outside of the urban centers, making them prime candidates for the Traverser(TM). For example, the majority of Central and South American homes receive only two or three broadcast channels. According to industry research, the current cable subscriber base in South America is 8.3 million. This represents less than ten (10%) percent of the TV households, with over half of the subscribers concentrated in Argentina.

mPhase has recently decreased the size of its direct sales force due to the slowdown in capital spending in the telecommunications market. The Company, however, continues to market its products directly to communications service providers in the United States and to negotiate with international resellers. mPhase has signed a non-exclusive distribution agreement with CariPAC International, a distributor of telephone equipment in Hong Kong and southern China, to distribute the Traverser(TM) and has installed a system in both China and Hong Kong for beta testing. mPhase has executed an evaluation agreement with TelMex, the leading communications services provider in Mexico, under which TelMex has conducted performance trials on the Traverser(TM). The Company anticipates a second round of testing to commence under its agreement with TelMex. mPhase has recently installed a trial system in Ankara, Turkey at Turk Telecom, where the Traverser(TM) is deployed in forty-eight homes with fifteen digital channels. In addition, mPhase has also installed a trial system with eight users at RT Communications an Incumbent Exchange Carrier in Wyoming. The Company is currently in discussions with other third party distributors and intends to pursue the resale channels for various parts of the world.

For the next twelve months, mPhase has three goals in relation to its advertising and promotional efforts:

         - to increase brand and product awareness;
         - to establish a clear and meaningful market positioning for the product; and

          - to support sales of the system

mPhase seeks to develop brand and product recognition among key decision-makers in domestic telecommunications companies through direct marketing and trade show exhibitions. All promotional efforts, including communication materials and trade show exhibitions, will be designed to effectively and clearly communicate our products' key benefits and features relative to the competition.

mPhase plans to use Hart Telephone as a showcase for potential customers. The Company believes this will effectively convey the concept of a complete turn-key solution, enabling potential customers to see and experience the mPhase solution.

Distribution Methods of the Products and Services

mPhaseTelevision.Net, Inc. provides telephone company customers with television programming delivered via satellites, in the form of MPEG2 signals, to be distributed to their subscribers over a DSL network using the Traverser(TM). mPhaseTelevision.Net, Inc. is operated from AlphaStar's facilities in Oxford, Connecticut under a lease from AlphaStar. Hart Telephone is the first customer of mPhaseTelevision.Net; testing began at Hart in March 2000.

mPhase contributed the initial funding for a 50% ownership interest in mPhaseTelevision.Net, Inc. by lending it $1,000,000 at 8% per annum interest. The loan is repayable to the Company in common stock at the time that mPhaseTelevision.Net qualifies for listing in the NASDAQ Small Cap Market. mPhase also contributed $20,000 in cash to the joint venture and granted options to AlphaStar to purchase 200,000 shares of its stock for $4.00 per share. The agreement requires AlphaStar to provide mPhaseTelevision.Net the right to transmit television broadcasts over AlphaStar's digital satellite network. On May 1, 2000, mPhase acquired an additional 6.5% interest in mPhaseTelevision.Net for an additional $1,500,000 in cash. The Company reports mPhaseTelevision.Net as a consolidated subsidiary.

mPhaseTelevision.Net, Inc. has established affiliation agreements whereby programmers have granted mPhase the authority to downlink, digitize and retransmit television content to each of its telephone company customers. mPhaseTelevision.Net, Inc. further has the contractual authority to resell television content to its telco at a cost determined by mPhaseTelevision.Net, Inc. To date, mPhaseTelevision.Net has secured affiliation agreements with over 80 channels and is awaiting the receipt of up to an additional 50 channels worth of television content. Prior to granting such rights, the programmers thoroughly evaluated mPhase and mPhaseTelevision.Net's business model and technical capabilities. mPhaseTelevision.Net is a pioneer in the obtaining of rights to content as described above and is the first known company to secure affiliation agreements specifically for the delivery and resale of content over copper-based networks.

Status New Products

          European Harmonized POTS Splitter Shelf

mPhase has developed a cost effective Central Office POTS (Plain Old Telephone Service) Splitter that addresses the needs of the European DSL (Digital Subscriber Line) market. This `harmonized' product enables the Company to meet increases in demand for DSL powered, high-speed networks throughout Europe where engineering specifications may differ from those found in those in the

United States. The mPhase Harmonized Shelf is designed to be in compliance with standards set by the International Telecommunication Union (ITU) and the European Telecommunications Standards Institute (ETSI).

         ADSL over ISDN Splitter Card

The ISDN Splitter is a critical component of any ADSL over ISDN system. It combines ADSL and ISDN signals, enabling ISDN and high-speed data to coexist on the same network. The mPhase ISDN Splitter Shelf supports ADSL over ISDN splitting with custom designs for 2B1Q and 4B3T line encoding techniques. It can be easily installed into telcos' central offices or remote locations, such as DLC (Digital Loop Carrier) cabinets or MDU's (Multiple Dwelling Units) and is compatible with European ADSL equipment regardless of manufacturer. The innovative design of the mPhase ISDN Splitter Shelf ensures efficient use of central office space with one of the highest port densities and smallest footprints of all central office ISDN Splitters.

         iPOTS(TM)

The mPhase iPOTS(TM), Intelligent POTS Splitter, offers a needed solution for the DSL industry; it allows telcos to correctly perform necessary line testing, qualification, troubleshooting and loop maintenance. Previously, loops could not be remotely tested through a conventional POTS Splitter without the use of expensive cross connects or relay banks because of the mandatory DC blocking capacitors in the CO splitter (required by the ITU, ANSI and ETSI). The unique (patent pending) iPOTS(TM) circuit allows most test heads to perform both narrow and wideband testing of the local loop through the central office POTS Splitter.

Competitive Business Conditions

The telecommunications equipment market is characterized by swift technological change. Currently, communications service providers have the option to offer several broadband solutions in the last mile, including the existing ISDN or T-1 technologies offered by telephone companies, fiber optic cable or hybrid coaxial cable upgrades and wireless and satellite delivery methods. Communications service providers may use these other technologies instead of DSL to offer their subscribers broadband access.

Based upon current telecommunications industry standards and domestic deployment methodologies, mPhase believes that DSL can compete favorably with these other technologies. In particular, telephone companies and other copper-wire based service providers, which are interested in maximizing the installed copper wire infrastructure from the standpoint of cost effectiveness and ease of development, will favor DSL or other copper-based broadband technologies.

mPhase's competitors who sell DSL systems like the Traverser(TM) or other technologies, which incorporate broadband solutions over copper wire include:
ADTRAN, AG Communications Systems, Alcatel S.A., Aware, Inc., CISCO Systems, Inc., Copper Mountain, , ESI, Fidelity Holdings (which produces the I-Gate DSL technology), General Data Com, Lucent Technologies, Next Level Communications, Inc., Nokia, PairGain Technologies, Paradyne, SourceNet, Turnstone Systems, TUT Systems and Westell Technologies. In addition, we compete with Myrio Corporation and iMagicTV, Inc. who provide infrastructure software products to deliver multi-channel digital television over telephone networks by using Internet Protocol.

Integrated Services Digital Network. Technologies for high-speed data transmission over copper lines include Integrated Services Digital Network, or

ISDN. ISDN currently delivers 128 kbps for computer networking connections, which is twice as fast as analog modem dial-up speed. While ISDN does provide faster access than analog modems, it is expensive, difficult to install, and not as fast as competing high-speed technologies. Moreover, it does not allow for simultaneous data transmission and normal telephone service on the same line and it is not capable of delivering digital television.

Fiber Optic Cable. Fiber optic cable is another alternative that allows high bandwidth transmission. However, mPhase feels it would be prohibitively expensive for local loop communications service providers to install fiber optic cable to every home.

Coaxial Cable. Cable companies have begun offering high-speed Internet access through cable modems. These modems provide the potential of wider bandwidth (up to 10 Mbps as compared to 56 kbps analog modems). Coaxial cable is relatively expensive and has the drawbacks associated with a shared bandwidth medium.

Satellite. Telecommunications and cable companies can relay video signals via satellite as opposed to utilizing underground wire infrastructures to transmit the content.

Manufacturing

In late 1999, mPhase contracted with Flextronics, a major third party contract manufacturer, to manufacture its central office equipment and Intelligent Network Interfaces(TM). The Company intends to seek additional strategic partners for the aggregation and development of television and Internet content, manufacturing, sales, distribution and technological advancements. mPhase is targeting leading contract manufacturing companies with strategically located facilities in North America, Mexico and Asia with whom it can establish long-term relationships. By using contract manufacturers, mPhase will attempt to avoid the substantial capital investments required for internal production.

Patents and Licenses

mPhase has filed and intends to file United States patent and/or copyright applications relating to some of its proposed products and technologies, either with our collaborators, strategic partners or on its own. There can be no assurance, however, that any of the patents obtained will be adequate to protect its technologies or that the Company will have sufficient resources to enforce its patents.

mPhase may license its technology and products in foreign markets so it may also seek foreign patent protection. With respect to foreign patents, the patent laws of other countries may differ significantly from those of the United States as to the patentability of its products or technology. In addition, it is possible that competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for, or may in the future apply for and obtain, patents which will have an adverse impact on mPhase's ability to make and sell its products. There can also be no assurance that competitors will not infringe the Company's patents or will not claim that it is infringing on their patents. Defense and prosecution of patent suits, even if successful, are both costly and time consuming. An adverse outcome in the defense of a patent suit could subject mPhase to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease its operations.

The intellectual property owned and licensed by mPhase falls into two general categories, analog and digital intellectual property. The Company has a pending patent application, which was filed in June 1999 claiming priority to three provisional patent applications for the analog portion of our technology used in relation to the Traverser(TM) product.

mPhase's DSL filter technology enables increased video clarity over copper wire, longer transmission distances and decreased signal error rate. The intellectual property related to the DSL filters includes:

  - low pass filter shelves and POTS Splitters, which combine the Traverser(TM) DSL spectrum and the traditional voice service; and

  - ADSL filters which are filters that conform to the worldwide DSL standard and are utilized in the transmission of data and voice service at up to 8 Mbps. believes that both of these components are key to providing a DSL signal at sufficient quality and service distances for combined video and data delivery.

mPhase licenses its digital intellectual property. mPhase also has an exclusive, worldwide license to manufacture and market products using the technology developed by Georgia Tech under the Company contract with them. The exclusive license with Georgia Tech is applicable for the duration of their patent protecting the system design and other technology related to the Traverser(TM).

The licensed patent-pending technology developed at Georgia Tech covers the capabilities of the Traverser(TM). The two United States patents under application are:

          - Computer System and Method for Providing Digital Video and Data over a Communications Channel; and
          - Apparatus and Method for Transporting Infrared and Radio Frequency Signals.

The patent for the System and Method for the Delivery of Digital Video and Data over a Communications Channel was issued on November 28, 2000.

The digital intellectual property mPhase licenses provides several unique aspects of the Traverser(TM). Among these is the backplane design, which provides every subscriber the ability to view any channel available. All subscribers in a given system could be watching the same channel, or could be watching different channels with no degradation of service. The proprietary design, which does not incorporate a Digital Subscriber Line Access Multiplexer architecture, makes the Traverser(TM) a true broadcast system rather than a mere video delivery system.

The patent issued on March 27, 2001 for the System and Method for Maintaining Timing Synchronization in a Digital Video Network covers the development of the Framer and the Framer chip. The Framer is an Application Specific Integrated Circuit, which gives the Traverser(TM) the capability of allocating both the downstream and upstream bandwidth into virtually any application required. This feature allows the Traverser(TM) to deliver both MPEG-2 Digital Video and Internet data simultaneously and also allows for future applications of the Traverser(TM).

mPhase also has patents pending that protect the software management and control of the individual Traverser(TM) links, the DVDDS(TM), all firmware, C++ and Java code which are upper-level programming languages written for the project and the channel changing methodology and interface to the electronic program guide at the customer site through the Intelligent Network Interface(TM).

mPhase purchases from GlobeSpan telecommunication rate adaptive DSL chipsets used in the Traverser(TM).

mPhase also relies on unpatented proprietary technology, and it can make no assurance that others may not independently develop the same or similar technology or otherwise obtain access to its unpatented technology. If the Company is unable to maintain the proprietary nature of the Traverser(TM) technology, its future operations would likely be adversely affected.

Government Regulation

The Federal Communication Commission, or FCC, and various state public utility and service commissions, regulate most of mPhase's potential domestic customers. Changes to FCC regulatory policies may affect the accessibility of communications services, and otherwise affect how telecommunications providers conduct their business. These regulations may adversely affect the Company's potential penetration into certain markets. In addition, its business and results of operations may also be adversely affected by the imposition of certain tariffs, duties and other import restrictions on components, which mPhase obtains from non-domestic component suppliers. Changes in current or future laws or regulations, in the U.S. or elsewhere, could materially adversely affect the Company's business.

Research and Development

mPhase has designed the Traverser(TM) and its ancillary component parts in conjunction with Georgia Tech, which conducts a majority of our digital research and development for the Traverser(TM) line of products. Microphase, Inc. contributed the analog technology incorporated in the design of the Traverser(TM), as well as providing ongoing development of analog components for the Traverser(TM). mPhase expects Georgia Tech to continue research and development of the Traverser(TM), to enhance its features and functionality and to develop version 2.0 of the Traverser(TM) and additional products utilizing Traverser(TM) technology.

As of June 30, 2001, mPhase had been billed and accrued approximately $12,974,000 for research and development conducted by Georgia Tech, of which approximately $1,870,480 remained outstanding.

On March 26, 1998, mPhase entered into a license agreement with Georgia Tech, which owns the Digital Video and Data Delivery System(TM) technology. Georgia Tech has granted mPhase the exclusive license to use and re-sell this technology in the Traverser(TM). The Company will pay Georgia Tech royalties of 5% on the sales of the Traverser(TM). The agreement expires automatically when the patents covering the invention expire. Georgia Tech may terminate the agreement if mPhase does not make royalty payments of at least $50,000 by March of 2002 and at least $100,000 during each twelve (12) month period thereafter.

mPhase will pay Microphase a royalty of 3% comprised of a percentage of the commercial product sales of DSL-related technology.

Employees

mPhase presently has approximately 17 full-time and contract employees, two of whom are also employed by Microphase Corporation. See the description in the section entitled "Certain Relationships and Related Transactions."

Risk Factors

An investment in mPhase's common stock involves a high degree of risk. You should carefully consider the following risks before making an investment decision. You should also refer to the other information set forth in this document, including the company's financial statements and the related notes.

Risks Related to Financial Aspects of the Company's Business

mPhase expects to incur substantial net losses for the foreseeable future and expects to raise substantial additional capital.

mPhase expects to generate operating losses and negative cash flow into the foreseeable future because it must fund its increasing sales, marketing and promotional activities, its equipment production efforts and its continued research and development activities to maintain its technology and develop new technology. The Company expects to fund these activities through additional public or private offerings of its stock. mPhase had net losses, including non-cash charges for stock based employee compensation, of approximately $24.0 and $38.2 million for the twelve-month periods ended June 30, 2001 and June 30, 2000, respectively. The Company has sold Pots Splitters and Microfilters of approximately $1 million for the period between June 30, 2001 and October 15, 2001. mPhase cannot be certain when and if it will achieve sufficient revenues in relation to its expenses to become profitable. The Company believes that increasing its revenues will depend in large part on its ability to:

     - raise additional capital;
     - finalize the commercial design of the Traverser(TM)and its management software;
     - generate significant revenue from sales of the Traverser(TM);
     - gain market acceptance for its products and increase its market share based upon the timing, strength and success of its sales efforts and its strategic and commercial alliances;
     - develop effective marketing and other promotional activities to penetrate its target customer base;
     - develop strategic and commercial relationships that balance its current and long-term ability to capitalize on its technology; and
     - generate and sustain substantial revenue growth while maintaining reasonable expense levels.

Slower revenue growth than mPhase anticipates or operating expenses that exceed its expectations would materially harm its business. If the Company achieves profitability, it cannot be certain that it will be able to sustain or increase that profitability in the future.

mPhase's limited operating history makes it difficult for you to evaluate its business and prospects.

As of June 30, 2001, mPhase received no purchase orders for the Traverser(TM) or programming content offered by its subsidiary mPhaseTelevision.Net. The Company's revenue of approximately $279,500 for the fiscal year ended June 30, 2000 and $10,524,100 for the year ended June 30, 2001 was derived largely from sales of its DSL component products. mPhase generated $20,000 from sales of trial versions of the Traverser(TM) product for the fiscal year ended June 30, 2000. As a result, the Company has only a limited operating history and no sales of its principal product upon which you may evaluate its business and prospects. You should consider mPhase's prospects in light of the heightened risks and unexpected expenses and difficulties frequently encountered by companies in an early stage of development. These risks, expenses and difficulties, which are described further in this section entitled "Risk Factors", particularly apply to mPhase because the market for equipment that delivers voice, data and video services is new and rapidly evolving. Due to the Company's limited operating history, it will be difficult for you to evaluate whether it will successfully address these risks.

mPhase's sales cycle is lengthy and variable so the timing of its revenues is difficult to predict, and it may incur sales and marketing expenses with no guarantee of future sales.

mPhase's potential customers view the purchase of the Traverser(TM) as a significant and strategic decision. As a result, its customers, the foreign and domestic telecommunications service providers, will typically undertake significant evaluation and testing of its products before deployment. This evaluation process frequently results in a lengthy sales cycle, typically ranging from six months to more than a year. Furthermore, mPhase is targeting international communications service providers, which operate under a number of different telecommunications equipment compliance standards. These international service providers will require that mPhase receive local standards approval before it is able to enter into field trials or definitive sales agreements. Furthermore, because the Company is selling a new product with limited real environment exposure, tests and trials may not necessarily result in purchases of the Traverser(TM).

Before a customer places an order, mPhase may incur substantial sales and marketing expenses and expend significant management efforts. In addition, because its customers are both domestic and foreign telecommunications service providers, product purchases may frequently be subject to unexpected government regulatory, administrative, processing and other delays on the part of its customers. Moreover, purchase orders for mPhase's products may have lengthy payable periods because of payment delay from its customers. As a result, sales forecasted attributable from a potential customer may not be realized and this could result in lower than expected revenues.

mPhase may not be able to obtain sufficient financing to fund its business and, as a result, it may not be able to grow and compete effectively.

mPhase expects to incur substantial expenses to develop and market its products. It expects to generate losses into the foreseeable future so it does not expect that the income from its operations will be sufficient to satisfy its cash requirements. The Company may need additional capital if it needs to respond to unforeseen technological or marketing hurdles, or if it desires to take advantage of unanticipated opportunities. Therefore, mPhase will need to seek additional financing from public or private sources. The Company's success in raising enough additional financing to satisfy its capital requirements will depend on a number of factors, including:

     - market conditions;
     - the success of its product development efforts;
     - its operating performance; and
     - investor sentiment.

The status of these factors may make the timing, amount, terms and conditions of additional financing unattractive for mPhase. In addition, to the extent that the Company is able to obtain additional financing through the issuance of equity securities, its stockholders may experience dilution. If the Company obtains financing through loans or any other type of debt financing, it may become subject to restrictions on its spending or ability to pay dividends. Funds may not be available at the time or times needed on terms acceptable to the Company, if at all. If adequate funds are not available, or are not available on acceptable terms, mPhase may not be able to take advantage of market opportunities, to develop products or to otherwise respond to competitive pressures effectively.

mPhase's Operations May Become Strained Due to its Growth.

Upon successful testing and introduction of the Traverser(TM), mPhase will need to expand its marketing and sales efforts, operations and production, as well as provide customer support. The Company's management, personnel, systems, procedures, controls and customer service may be inadequate to support such expansion. The Company expects significant strains on its order and fulfillment process, its quality control systems and customer support once the sales of the Traverser(TM) commences. To manage expansion effectively, mPhase must implement and improve its operational systems, procedures, controls and customer service on a timely basis and increase its staff or obtain these services through third party contractors. The Company will also require capital to attain this growth and management. If the Company is unable to properly manage operations, controls and customer support, or secure financing to implement this growth, its operating results, reputation and customer relationships could be harmed.

Risks Related to mPhase's Target Markets

A significant market for the Company's products may not develop if telephone companies do not successfully deploy broadband services such as high-speed data and video.

Many telephone companies have recently begun offering high-speed data services. Most telephone companies have not offered multi-channel video services at all. Unless telephone companies make the strategic decision to enter the market for providing broadband services, a significant market for mPhase's products may not develop. Sales of its products largely depend on the increased use and widespread adoption of broadband services and the ability of its customers to market and sell broadband services, including video services, to their customers. Certain critical issues concerning use of broadband services are unresolved and will likely affect their use. These issues include security, reliability, speed and volume, cost, government regulation and the ability to operate with existing and new equipment. Even if telephone companies decide to deploy broadband services, this deployment may not be successful. Telephone companies may delay deployments of broadband services. Factors that could cause telephone companies not to deploy, to delay deployment of, or to fail to deploy successfully the services for which mPhase's products are designed include the following:

     - industry consolidation;
     - regulatory uncertainties and delays affecting telephone companies;
     - varying quality of telephone companies' network infrastructure and cost of infrastructure;
     - upgrades and maintenance;
     - inexperience of telephone companies in obtaining access to video programming content from third party providers;
     - inexperience of telephone companies in providing broadband services and the lack of sufficient technical expertise and personnel to install products and implement services effectively;

     - uncertain subscriber demand for broadband services; and
     - inability of telephone companies to predict return on their investment in broadband capable infrastructure and equipment.

Unless mPhase's products are successfully deployed and marketed by telephone companies, it will not be able to achieve its business objectives and increase its revenues.

Government regulation of mPhase's customers and related uncertainty could cause its target customers to delay the purchase of its products.

mPhase's target market consists of domestic and international telecommunications service providers. Domestic communications service providers are regulated by the Federal Communications Commission, or FCC. They also require that equipment located at their facilities comply with FCC, NEBS, UL and ANSI standards. International telecommunications service providers operate under a number of various equipment compliance standards and are regulated by their respective governments and agencies. These international service providers will require that mPhase receive local government and regulatory approval before it is able to enter into field trials or definitive sales agreements.

In the U.S., The Telecommunications Act of 1996 requires regional Bell operating companies, to offer their competitors cost-based access to some elements of their networks. These telephone companies may not wish to make expenditures for infrastructure and equipment required to provide broadband services if they will be forced to allow competitors access to this infrastructure and equipment. The FCC recently announced that, except in limited circumstances, it will not require incumbent carriers to offer their competitors access to the facilities and equipment used to provide high-speed data services. Nevertheless, other regulatory and judicial proceedings relating to telephone companies' obligations to provide elements of their network to competitors are pending.

The uncertainties caused by both foreign and domestic regulatory proceedings may cause telephone companies to delay purchasing decisions. The outcomes of any regulatory proceedings may cause these telephone companies not to deploy services for which mPhase's products are designed or to further delay deployment. Additionally, telephone companies' deployment of broadband services may be slowed down or stopped because of the need for telephone companies to obtain permits from city, state, federal or foreign national authorities to implement infrastructure for products such as mPhase's. Any delay in deployment of products by the Company's customers could harm its sales.

mPhase's potential customers will not purchase its products if they do not have the infrastructure necessary to use its products.

The Traverser(TM) is based on the use of copper telephone wire. The copper wire infrastructures installed and maintained by telephone companies vary in quality and reliability. A significant portion of the existing networks have been installed and repaired over many years and are out of date. The copper wiring used by telephone companies is also unshielded, making data transmission susceptible to interference. In addition, copper wiring has a basic transmission property that causes the signal quality to degrade rapidly as the frequency increases or the distance traveled by the signal increases. As a result of these limitations, the Traverser(TM) may not be a viable solution for customers requiring service at performance levels beyond the current limits of copper telephone wire and this could harm mPhase's sales.

Successful implementation of the Traverser(TM) is highly dependent on the telephone companies' commitment and ability to continue to maintain their infrastructure so that it will operate at a consistently high performance level. Copper wire infrastructure upgrades may be costly, and telephone companies may not have the necessary financial resources. This is particularly true for the smaller independent telephone companies and international telephone companies who are an important part of mPhase's target market. If its potential customers lack the adequate infrastructure, the Company may not be able to sell the Traverser(TM) to them and generate the revenues it anticipates.

Additionally, in order to utilize mPhase's products to offer digital video services, its potential customers may need to build a satellite earth station to receive video broadcasts and install fiber optic cable from these stations to their central offices. The capital expenditures required to install the earth stations may exceed the financial resources of its potential customers. There can be no assurance that its potential customers will make the investment necessary to upgrade their facilities in order to use its products.

Some telecommunications service providers, such as Bell Canada, are currently offering Direct Broadcast Services, commonly referred to as "DBS", a technology, which provides multiple channel digital television through satellite distribution to individual satellite dish receptors located at the home. Since there are telecommunications service providers that sell DBS services, these companies already provide their subscribers with access to a digital television service and do not require its technology to provide digital video services.

Some telecommunications service providers are also re-selling DBS. These telecommunications service providers receive a commission for the sale of DBS services so they are aligned with DBS providers. These affiliations make it more difficult for mPhase to market the Traverser(TM). Telecommunications service providers allied with DBS broadcasters are able to market digital television services to their subscribers, but are not required to take on the responsibility of managing or distributing the television content.

Risk Related to the Industry

Intense competition in the telecommunications equipment market could limit or prevent mPhase's profitability.

The telecommunications equipment market is characterized by swift technological change. Several available technologies such as fiber optic cable, co-axial cable and hybrid co-axial cable, wireless transmission, satellite transmission and voice and video transmission using Internet Protocol compete with DSL for market share. Communications service providers may also use other technologies such as ISDN (Integrated Services Digital Network) or fiber-based DSL solutions to deploy high-speed services comparable to those provided by the Company's Traverser(TM) products.

mPhase's direct competitors are other equipment companies that supply DSL technology including ADTRAN, Alcatel S.A., Aware, Inc., Pliant Technologies, CISCO Systems, Inc., ECI Telecom Ltd., Lucent Technologies, Next Level Communications, Inc., Orckit Communications, PairGain Technologies, TUT Systems, Westell Technologies, AG Communications Systems, Copper Mountain, Nokia, Interspeed and Paradyne Networks, Inc. In addition, mPhase competes with Myrio Corporation and iMagicTV, Inc. who provide infrastructure software products to deliver multi-channel digital television over telephone networks by using Internet Protocol.

If mPhase is unable to compete effectively in the telecommunications market or, in particular, the market for DSL telecommunications equipment, the Company's revenue and future profitability may be materially adversely affected. Most of mPhase's current and potential competitors have significantly greater selling and marketing experience, technical capability and manufacturing and financial resources. mPhase's competitors may be able to predict future market trends more accurately than the Company can and, as a result, develop new technologies that compete with its products or even render its products obsolete.

Although mPhase believes that its products have certain technological advantages over its competitors, realizing and maintaining such advantages will require a continued high level of investment in research and development, marketing and customer service and support. Additionally, new competitors with greater market presence and financial resources may enter the Company's market, thereby further intensifying competition.

Technologies that compete with mPhase's products include telecommunications-related wireline technologies, cable-based technologies, fixed wireless technologies and satellite technologies. If the Company's potential customers choose these alternative technologies to deploy high-speed services, its business, financial condition and results of operations could be harmed. mPhase's technology may not be able to compete effectively against these technologies on price, performance or reliability. While the Company believes a market exists for its products, there can be no assurance that its products will gain wide market acceptance or that it will be able to maintain any market share through innovation. The development of mPhase' DSL products is a complex and uncertain process requiring accurate anticipation of technological and market trends. The Company may not be successful in its development or introduction of new products.

mPhase's equipment is subject to regulation and certification.

The Federal Communications Commission requires that telephone equipment used in central offices be certified in accordance with Parts 15 and 68 of its rules and regulations. Part 15 specifies a maximum allowable amount of electromagnetic radiation from an electronic device in a commercial or residential environment at specific frequencies. Part 68 tests the equipments resistance to lightning strikes. NEBS testing is also recommended for telco equipment. It assures a telco that the equipment does not require extensive installation and is reliable. The testing covers a large range of requirements including criteria for personnel safety, protection of property, and operational continuity. NEBS also covers physical requirements including: Space Planning, Temperature, Humidity, Fire, Earthquake, Vibration, Transportation, Acoustical, Air Quality and Illumination; and electrical criteria including: Electrostatic Discharge
(ESD), Electromagnetic Interference (EMI), Lightning and AC Power Fault, Steady State Power Induction, Corrosion, DC Potential Difference, Electrical Safety and Bonding and Grounding. In addition, Underwriters Laboratories also requires certain safety standards be tested and certified. The UL 1950 standard applies to the Traverser(TM) System.

The Central Office Traverser(TM) equipment is currently undergoing NEBS testing, that will include FCC Part 68 and FCC Part 15 certification. The Customer Premises Traverser(TM) equipment is FCC Part 68 and FCC Part 15 certified and will be UL listed by the end of June. The Traverser(TM) has not completed all certification testing and there can be no assurance that it will be fully certified. In the event that the Traverser(TM) fails any portion of the certification testing, the product may need to be redesigned, mPhase may incur significant increases in its development expenses and the production of the Traverser(TM) will be delayed. The Company cannot sell the Traverser(TM) if it is not able to obtain certification and will not be able to conduct its plan of operations as currently contemplated.

mPhase's products may become obsolete.

mPhase's position in existing markets or potential markets could be eroded rapidly by product advances. The life cycles of its products are difficult to estimate. The Company's growth and future financial performance will depend in part upon its ability to enhance existing products and develop and introduce new products that keep pace with:

          - the increasing use of the Internet;
          - the growth in remote access by telecommuters;
          - the increasingly diverse distribution methods for high quality digital video; and
          - other industry and technological trends.

mPhase expects that its continued and future product development efforts will continue to require substantial investments. The Company may not have sufficient resources to make the necessary investments. If it fails to cost-effectively develop new products that quickly respond to new competition and customer requirements, the demand for its products may fall and the Company could lose revenues.

Other Risks Associated with mPhase's Business

mPhase depends on a third party to develop its products. The Company relies upon the Georgia Tech Research Corporation ("Georgia Tech"), an affiliate of the Georgia Institute of Technology, for research involved with the development of its digital technology and products. mPhase has entered into a Basic Ordering Research Agreement with Georgia Tech, which includes a series of delivery orders providing guidelines for the research and development of portions or components of the Traverser(TM). Georgia Tech developed working prototypes and the version
1.1 Traverser(TM). mPhase's business will be materially adversely affected if Georgia Tech does not perform its responsibilities under the agreement on an acceptable basis or terminates the relationship and mPhase is unable to replace their development services on a prompt basis, if at all.

mPhase licenses critical technology from Georgia Tech, Microphase Corporation and GlobeSpan Semiconductor, Inc. (formerly AT&T Paradyne, Inc.) for use in its Traverser(TM) product line. Georgia Tech has granted mPhase the exclusive worldwide license to use and re-sell the patented Digital Video and Data Delivery System(TM) technologies in the Traverser(TM). Georgia Tech Research Corporation may terminate the agreement if the Company does not make royalty payments of at least $50,000 on or before March 26, 2002 and at least $100,000 for each twelve-month period thereafter. mPhase's non-exclusive license agreement with GlobeSpan Semiconductor provides it with the ability to use their patented CAP RADSL technology in its DSL products. In the event that any of the Company's licensing agreements are not renewed or are terminated, there can be no assurance that it would be able to find similar technology for use in the Traverser(TM). In such event, mPhase would not be able to sell the

Traverser(TM) and carry out its plan of operations. Its licensing agreements may also be subject to significantly higher licensing fees in the future, which could substantially increase its production costs. Such an increase could substantially impact mPhase's profitability or cause it to increase the price of the Traverser(TM) and eliminate an important advantage its product has over competitive equipment.

mPhase's success depends on its ability to protect its intellectual property. To protect its proprietary rights, the Company has filed provisional patents and copyright applications relating to some of its proposed products and technology. Georgia Tech Research Corporation has filed an application for a U.S. Patent for its Digital Video and Data Delivery System(TM). Although mPhase believes that some of its technology is patentable, it may not be able to obtain patents on this technology. Even if the patents are obtained, they may not adequately protect the Company's technologies from third party infringement. The Company may seek foreign patent protection, but foreign patent protection may not be granted. mPhase's failure to protect its intellectual property could materially adversely affect it.

The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to mPhase's business. Any claims asserting that the Traverser(TM) and component parts infringe or may infringe proprietary rights of third parties, if determined adversely to the Company, could have a material adverse effect on its business, financial condition or results of operations. In the event of an adverse result in any litigation with third parties that could arise in the future, mPhase could be required:

          - to pay substantial damages, including paying treble damages if the Company is held to have willfully infringed;
          - to halt the manufacture, use and sale of infringing products;
          - to expend significant resources to develop non-infringing technology; and/or
          - to obtain licenses to the infringing technology.

Licenses may not be available from any third party that asserts intellectual property claims against mPhase, on commercially reasonable terms, or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. In addition, the Company indemnifies its customers for patent infringement claims, and it may be required to obtain licenses on their behalf, which could subject it to significant additional costs.

mPhase contracts for the manufacture of all of its products and have limited in-house manufacturing capabilities. The Company relies primarily on other companies to manufacture our products. The efficient operation of its business will depend, in large part, on its ability to have these other companies manufacture its products in a timely manner, cost-effectively and in sufficient volumes while maintaining consistent quality. Any manufacturing disruption could impair mPhase's ability to fulfill orders and could cause it to lose customers.

mPhase's products use components that may not be available due to excessive market demand. Shortages of these components could increase significantly the Company's costs and adversely impact its profitability. If the Company is not able to obtain component parts for its equipment, then its sales will be adversely impacted because it may not be able to deliver its equipment to customers in a timely manner.

mPhase has common management with affiliates who supply it with components.

Necdet F. Ergul, the Chairman of the Board, Ronald A. Durando, the President and Chief Executive Officer, and Gustave T. Dotoli, the Chief Operating Officer and Vice President, respectively, are officers of Microphase Corporation. Necdet F. Ergul and Ronald Durando are also major shareholders of Microphase Corporation. mPhase currently purchases passive components for the Traverser(TM), and its DSL component products, including the POTS Splitter Shelf and Splitter Cards, which are components of the POTS Splitter Shelves, from Microphase. Microphase also provides resources and technology related to the development of the Traverser(TM), and other DSL products. Microphase may not be the most economical provider of these components and resources and conflicts of interest may arise due to the relationship between mPhase and Microphase. In addition, the Company will pay to Microphase a royalty comprised of 3% of any commercial product sales of any DSL-related technologies.

Ronald A. Durando and Gustave T. Dotoli are also president and vice-president, respectively, of PacketPort.com, a company that develops Internet Protocol Telephony products and services.

Janifast Holdings, Ltd., a Delaware corporation, is the parent-corporation of a manufacturer that produces components for the prototype Traverser(TM)and may produce such components for mPhase in the future. Necdet F. Ergul, Ronald A. Durando and Gustave T. Dotoli are controlling shareholders of Janifast with an aggregate ownership interest of greater than 75% of Janifast. Mr. Durando is Chairman of the Board of Directors of Janifast and each of Messrs. Dotoli and Ergul are Directors of Janifast.

mPhase's success depends upon the services of its senior management and key technical personnel, including its Chief Executive Officer, Ronald A. Durando, its Chief Operating Officer, Gustave T. Dotoli, its Chief Technology Officer, David Klimek and its Chief Financial Officer and General Counsel, Martin S. Smiley. The loss of the services of any of these executive officers or any of the Company's key management, sales or technical personnel could have a material adverse effect on its business and prospects. In addition, the Company's success is largely dependent upon its ability to hire highly qualified managerial, sales and technical personnel. These individuals are in high demand and mPhase may not be able to attract the caliber or quantity of staff that is needed.

The price of mPhase's common stock has been volatile and may fluctuate substantially. The stock market has periodically experienced significant price and volume fluctuations that have affected the market prices for the securities of technology companies such as the Company. As a result, investors in its common stock may experience a decrease in the value of their common stock regardless of its operating performance or prospects.

Additionally, mPhase's stock price may be subject to substantial fluctuations in response to a variety of factors, including:

          - problems encountered when testing the Traverser(TM);
          - fluctuations in quarterly operating results;
          - changes in reports by financial analysts;
          - announcements of strategic relationships, acquisitions or capital commitments by the Company or its competitors;
          - recent technological innovations;

          - new products or services offered by the Company or its competitors;
          - changes in key personnel;
          - changes in strategic relationships with third parties by the Company or its competitors; and
          - sales of common stock;

Many of these events or factors are beyond mPhase's control.

Anti-takeover provisions in mPhase's charter documents and New Jersey law could prevent or delay a change in control of the Company that a stockholder may consider favorable.

If a proposal by mPhase's directors is approved by its stockholders, certain provisions of its certificate of incorporation and by-laws would make it more difficult for a third party to acquire control of the Company, even if such change in control would be beneficial to or favored by its shareholders. For example, provisions of mPhase's certificate of incorporation include:

          - prohibiting cumulative voting in the election of directors;
          - restricting business combinations with interested stockholders;
          - issuance of preferred stock without stockholder approval;
          - the existence of a rights plan, which would have the effect of providing some holders of its common stock with a premium of the market price of its stock;
          - limiting the persons who may call special meetings of stockholders; and
          - establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

As a New Jersey corporation, mPhase is also subject to the New Jersey Shareholders Protection Act contained in Section 14A:10A-1. In general, Section 14A:10A-1 prohibits a publicly-held New Jersey corporation from engaging in a "business combination" with an "interested shareholder" for a period of five years following the date the person became an interested shareholder, unless, among other things:

          - the Board of Directors approved the transaction in which such a shareholder became an interested shareholder prior to the date the interested shareholder attained such status; and
          - the business combination is approved by the affirmative vote of the holders of at least 66 2/3% of the corporation's voting stock not beneficially owned by the interested shareholder at a meeting called for such purpose.

A "business combination" generally includes a merger, sale of assets or stock, or other transaction resulting in a financial benefit to the interested shareholder. In general, an interested shareholder is a person who, together with affiliates and associates, owns, or within five years prior to the determination of interested shareholder status, did own, 10% or more of the corporation's voting stock.

Future sales by holders of mPhase's common stock and warrants may cause the market price of its stock to decline.

mphase's stock price has declined as a result of sales of a large number of shares in the market after its recent registration of 3,479,275 shares on an S-1 registration statement. Such sales could make it more difficult for the Company to raise funds through future affairs of common stock.

In addition to the shares of common stock recently registered pursuant to Form S-1, dated August 15, 2001, approximately 9,723,000 shares of mPhase's common stock have been sold to investors in private placements. The purchasers of these shares may sell some or all of their shares in accordance with Rule 144 promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. A large volume of sales by these holders could have a further significant adverse impact on the market price of the Company's common stock.

ITEM 2.  PROPERTIES

The corporate headquarters is located at 587 Connecticut Avenue, Norwalk, CT 06854-1711. The Company leased this office space from Microphase Corporation on a month-to-month basis for $11,050 per month, which includes certain administrative services. The Company also maintains an office and research facility at the Georgia Tech Research Corporation in Atlanta, Georgia as part of its basic ordering agreement with Georgia Tech.

In addition, mPhase's joint venture mPhaseTelevision.Net, Inc. is entitled to use certain facilities in Oxford, CT under the term of a joint venture, which facility provides uplink and downlink satellite.

ITEM 3.  LEGAL PROCEEDINGS

On or about September 30, 2000, mPhase received notice that on September 22, 2000, a former employee commenced a lawsuit in the United States District Court for the Middle District of Tennessee against the Company, two of the Company's officers, and one of the Company's outside attorneys. The action alleges that the Company failed to timely remove restrictions from plaintiff's restricted stock, and failed to provide plaintiff with an employment contract. The plaintiff alleged violations of federal securities law, Tennessee securities law, and common law and seeks damages of $1,679,000 plus punitive damages. The plaintiff seeks damages of $2,000,000 plus punitive damages for the employment claim. On July 25, 2001, the court rendered its decision regarding all defendants' motion to dismiss the plaintiff's complaint. Of the thirteen causes of action alleged in the complaint, seven were dismissed in their entirety and three were dismissed in part. mPhase believes it has meritorious defenses to plaintiff's claims and plans to vigorously defend the action.

From time to time mPhase may be involved in various legal proceedings and other matters arising in the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As described in mPhase's Definitive Proxy Statement (DEF-14A), filed on May 4, 2001, the following proposals were submitted to shareholders for their approval at an annual meeting held on May 30, 2001: (1) a proposal to elect nine (9) Directors to hold office until the next Annual Meeting; (2) a proposal to approve and adopt an amendment to our Amended Certificate of Incorporation to change the par value of our shares from no par value to $.01 par value and to authorize a class of 20,000,000 shares of preferred stock; (3) a proposal to adopt the 2001 Stock Incentive Plan; and (4) a proposal to ratify the appointment of Arthur Andersen LLP as the independent accountants for mPhase's fiscal 2001 year. The aforementioned proposals are explained in greater detail in the Proxy Document; shareholders of record as of April 6, 2001 were entitled to vote before the deadline of May 30, 2001, and all proposals were approved by the shareholders on that date, except proposal number two.

The vote was as follows: (1) Election of Directors - 26,892,916 votes were cast in favor of the election of each of the nine directors and there were no votes cast against and 307,775 abstentions; (2) Amendment to Certificate of Incorporation - 6,192,741 votes were cast in favor of amending the Certificate of Incorporation and there were 907,109 votes against and 39,251 abstentions;
(3) 2001 Stock Incentive Plan - 11,496,075 votes were cast in favor of the 2001 Stock Incentive Plan and there were 988,642 votes against and 54,384 abstentions; and (4) Ratify Independent Auditors - 27,120,148 votes were cast in favor of ratifying Arthur Anderson as the Independent Auditors and there were 63,373 votes against and 17,170 abstentions. Each of the directors was elected by the same number of votes in favor and there were no votes against their election.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   (A)  MARKET PRICES OF COMMON STOCK

The primary market for mPhase's common stock is the NASDAQ OTC Bulletin Board, where it trades under the symbol "XDSL." The Company became publicly traded through a merger with Lightpaths TP Technologies, formerly known as Tecma Laboratories, Inc. pursuant to an agreement dated February 17, 1997. The following table sets forth the high and low closing prices for the shares for the periods indicated as provided by the NASDAQ's OTCBB System. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. These figures have been adjusted to reflect a 1 for 10 reverse stock split on March 1, 1997.

YEAR/QUARTER                                                  HIGH          LOW
------------                                                  ----          ---

Fiscal year ended June 30, 1999
  First Quarter                                             $ 4.25         $0.75
  Second Quarter                                              3.66          1.57
  Third Quarter                                               5.63          1.88
  Fourth Quarter                                              8.75          2.91

Fiscal year ended June 30, 2000
  First Quarter                                             $ 9.25         $2.97
  Second Quarter                                              6.19          2.50
  Third Quarter                                              19.13          6.50
  Fourth Quarter                                             14.13          6.00

Fiscal year ended June 30, 2001
  First Quarter                                             $ 9.25         $3.00
  Second Quarter                                              5.94          1.47
  Third Quarter                                               3.16          1.22
  Fourth Quarter                                              2.49          1.05

   (B)  HOLDERS

As of October 5, 2001, mPhase had 43,898,367 of common stock outstanding and approximately 16,305 stockholders of record.

   (C)  DIVIDENDS

mPhase has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to finance operations and the expansion of its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be based upon mPhase's financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the Board of Directors deems relevant.

Issuance of Unregistered Securities

The information required by this item is set forth in note 9 on F-16 attached hereto and in 10-Q's dated September 30, 2000, December 31, 2000, and March 31, 2001.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and notes included in this annual report. The statement of operations data from October 2, 1996 (date of inception) to June 30, 1997 and for the year ended June 30, 1998, and the balance sheet data as of June 30, 1997 and 1998, are derived from financial statements that have been audited by Schuhalter, Coughlin & Suozzo, LLC, independent auditors, and are included in this document. The statement of operations data for the years ended June 30, 1999, 2000, and 2001 and the balance sheet data as of June 30, 1999, 2000, and 2001 are derived from financial statements that have been audited by Arthur Andersen LLP., independent auditors, and are included in this document.

                                        From Inception                     Year Ended June 30,
                                        (October 2, 1996) ----------------------------------------------------
                                        to June 30 1997      1998          1999        2000           2001
                                        ----------------  ----------   -----------  -----------   ------------
                                                                   (in thousands, except share data)
STATEMENT OF OPERATIONS DATA:
Total revenues                          $       --        $       --   $        --  $       279   $     10,524
                                        ----------        ----------   -----------  -----------   ------------
Costs and Expenses:
    Cost of sales                               --                --            --          132   $      5,805
    Research and development                   192             2,297         3,563       10,157   $     10,780
    Licensing Fees                              37               450                                        --
    General and administrative                 541             1,710         4,683       17,516   $     16,151
    Depreciation and amortization               11                29           410          471   $        660
    Non-cash compensation charge                --                --        13,003       10,343   $      1,171
                                        ----------        ----------   -----------  -----------   ------------
Operating loss                                (781)            4,036        21,659       38,340   $     24,043
Other income (expense), net                     --              (305)       (1,162)          20   $         --
Interest income (expense)                       --                --           (18)         158   $         43
                                        ----------        ----------   -----------  -----------   ------------
Net loss                                $     (781)       $   (4,341)  $   (22,839) $   (38,162)  $    (24,000)
                                        ==========        ==========   ===========  ===========   ============
Basic and diluted net
loss per share                          $     (.10)       $     (.46)  $     (1.42) $     (1.41)  $       (.72)
                                        ==========        ==========   ===========  ===========   ============
Shares used in basic and diluted
net loss per share                       7,806,487         9,336,340    16,038,009   26,974,997     33,436,641
                                        ==========        ==========   ===========  ===========   ============


                                            Year ended June 30
                                            ------------------
                              1997      1998       1999         2000       2001
                              ----    -------     -------      -------    ------
BALANCE SHEET DATA:                      (in thousands)


Cash and cash equivalents ... $162    $    --     $ 7,978      $ 6,432  $    31
Working capital (deficit) ... (212)    (3,073)      4,936        3,557   (1,458)
Total assets ................  369      2,175      10,624       11,184    8,997
Long-term obligations, net of
current portion .............   --         --          --           --       90
Total stockholders' equity
 (deficit)                    $(23)   $  (915)    $ 6,974      $ 7,329  $ 1,865

     The statement of operations data as of the periods indicated below are derived from unaudited financial statements and include all adjustments (consisting of normal recurring items) that management considers necessary for a fair presentation of the financial statements.


                                                                                 Three months ended
                                                    ------------------------------------------------------------------------
                                                     September 30           December 31         March 31          June 30
                                                    ---------------       --------------      -------------    -------------
                                                                         (in thousands, except share amounts)
                                                                                     (unaudited)
FISCAL 2001 QUARTERLY
STATEMENT OF OPERATIONS DATA:
Total revenues                                      $     1,865           $     5,231         $     2,959        $    469
                                                    ---------------       --------------      -------------    -------------
Costs and Expenses:
 Cost of sales                                              872                 2,779               1,689             465
 Research and development                                 3,162                 3,318               2,220           2,080
 General and administrative                               3,125                 2,968               2,873           7,185
 Depreciation and amortization                              123                   136                 200             201
 Non-cash compensation charge                               362                   356                 232             221
                                                    ---------------       --------------      -------------     -------------
Operating loss                                           (5,779)               (4,326)             (4,255)         (9,683)
Interest income                                              28                     8                   4               3
                                                    ---------------       --------------      -------------     -------------

Net loss                                            $    (5,751)          $    (4,318)        $    (4,251)       $ (9,680)
                                                    ===============       ==============      =============     =============

Basic and diluted net loss per share                      $(.18)                $(.13)              $(.12)       $   (.27)
                                                    ===============       ==============      =============     =============

Shares used in basic and diluted net
 loss per share                                      31,562,727            32,324,964          34,205,000         35,702,797
                                                    ===============       ==============      =============     =============

                                                                       Three months ended
                                                -------------------------------------------------------------------------
                                                September 30          December 31          March 31            June 30
                                                -------------        -------------      -------------       -------------
                                                             (in thousands, except share amounts)
                                                                         (unaudited)
FISCAL 2000 QUARTERLY
STATEMENT OF OPERATIONS DATA:
Total revenues                                  $        --          $         -        $        40         $       240
                                                -------------        -------------      -------------       -------------
Costs and Expenses:
 Cost of sales                                           --                   --                 19                 113
 Research and development                             1,491                1,904              2,858               3,904
 General and administrative                           1,164                1,184              7,542               7,626
 Depreciation and amortization                          114                  116                118                 123
 Non-cash compensation charge                            46                   42              5,234               5,022
                                                -------------        -------------      -------------       -------------
Operating loss                                       (2,815)              (3,246)           (15,731)            (16,548)
Other income, net                                        --                   --                 --                  20
Interest income                                          18                   41                 57                  42
                                                -------------        -------------      -------------       -------------

Net loss                                        $    (2,797)         $    (3,205)       $   (15,674)        $   (16,486)
                                                =============        =============      =============       =============

Basic and diluted net loss per share                  $(.11)               $(.12)             $(.56)              $(.55)
                                                =============        =============      =============       =============

Shares used in basic and diluted net
 loss per share                                  24,942,965           25,907,602         27,743,996          29,729,060
                                                =============        =============      =============       =============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS AND PLAN OF OPERATIONS

The following is management's discussion and analysis of certain significant factors, which have affected mPhase's financial position and should be read in conjunction with the accompanying financial statements, financial data and the related notes.

RESULTS OF OPERATIONS

OVERVIEW

mPhase is a development-stage company that has designed, patented and is currently engaged in a "controlled roll-out" of the Company's primary product, the Traverser(TM). The Company believes that the Traverser(TM) provides a unique "turnkey" broadband equipment solution that enables telephone companies to deliver real time digital video programming, high-speed Internet and voice telephony service over existing copper telephone lines. The Company believes that the Traverser(TM) will, in many instances, provide the most cost effective, reliable and scaleable solution for many telephone companies to provide a comprehensive suite of bundled or unbundled services, utilizing Asymmetric Digital Subscriber Line, or ADSL technology. mPhase also manufactures and sells POTS Splitter Shelves and other DSL component products, which are currently being deployed by telephone companies both in the United States and abroad.

mPhase was organized on October 2, 1996. On February 17, 1997, the Company acquired Tecma Laboratories, Inc., a public corporation in a reverse merger transaction. This resulted in the Company's stock becoming publicly traded on the NASDAQ Over-the-Counter Bulletin Board. On June 25, 1998, the Company acquired Microphase Telecommunications, Inc. in a stock for stock exchange, whose principal assets included patents and patent applications utilized in the Company's Traverser(TM) product. On August 21, 1998, mPhaseTV.net, Inc. was organized as a wholly-owned subsidiary to act as the Company's marketing vehicle for video services and voice-routing over the Internet. On March 2, 2000, mPhase acquired an interest in mPhaseTelevision.Net, Inc., a joint venture organized to provide digital television programming content over the Traverser(TM) product.

From mPhase's inception, the operating activities related primarily to research and development, establishing third-party manufacturing relationships and developing product brand recognition among telecommunications service providers. These activities included establishing trials and field tests of the Traverser(TM) product with Hart Telephone Company in Georgia and establishing a core administrative and sales organization.

Revenues. To date, all material revenues have been generated from sales of POTS Splitter Shelves and other DSL component products to a small number of telecommunications companies. mPhase believes that future revenues are difficult to predict because of the length and variability of the controlled roll-out of the Traverser(TM) to various telecommunications service providers. Since the Company believes that there may be a significant international market for the Traverser(TM), involving many different countries with different regulations, certifications and commercial practices than the United States, future revenues are highly subject to changing variables and uncertainties.

Cost of revenues. The costs necessary to generate revenues from the sale of POTS Splitter Shelves and other DSL component products include direct material, labor and manufacturing. mPhase paid these costs to Janifest Corporation, which has facilities in the People's Republic of China and is owned by and managed by certain senior executives of the Company. The cost of revenues also includes certain royalties paid to Microphase Corporation, a privately-held corporation organized in 1955, which shares certain common management with the Company. Costs for future production of the Traverser(TM) product will consist primarily of payments to manufacturers to acquire the necessary components and assemble the products and future patent royalties payable to Georgia Tech Research Corporation, or GTRC.

Research and development. Research and development expenses consist principally of payments made to GTRC and Microphase Corporation for development of the Traverser(TM) product. All research and development costs are expensed as incurred.

General and administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for personnel engaged in direct marketing of the Traverser(TM), the POTS Splitter Shelves and other DSL component products, as well as support functions including executive, legal and accounting personnel. Certain administrative activities are outsourced on a monthly fee basis to Microphase Corporation. Finally, mPhase leases the principal office from Microphase Corporation.

Litigation. mPhase has not incurred any material expenses due to litigation since its inception.

Non-cash compensation charge. mPhase incurred non-cash compensation charges of $10,343,114 and $1,170,903, for the fiscal years ended 2000 and 2001, respectively. The Company makes extensive use of stock options and warrants as a form of compensation to employees, directors and outside consultants.

TWELVE MONTHS ENDED JUNE 30, 2001 VS. JUNE 30, 2000

Revenues. Total revenues for the year ended June 30, 2001 increased to $10,524,134 from $279,476 for the year ended June 30, 2000. The increase was primarily attributable to sales of POTS Splitter Shelves and other DSL component products.

Cost of revenues. Total cost of revenues increased to $5,804,673 for the year ended June 30, 2001 from $131,756 for the year ended June 30, 2000 due to the commencement of sales of POTS Splitter Shelves and other DSL component products. Operating margins for the period ended June 30, 2001 were 45% based on the limited number of sales achieved. During the year ended June 30, 2001 there was a general shortage of POTS Splitter Shelves and other DSL component products as telecommunication companies worldwide have been aggressively deploying DSL technology. Such margins may be materially smaller in the future as a result of a greater market balance of supply and demand for such products.

Research and development. Research and development expenses increased from $10,156,936 in the year ended June 30, 2000 to $10,779,570 for the year ending June 30, 2001. Such amount includes $4,564,000 incurred with GTRC for such twelve-month period ended in 2000 as compared to $3,814,000 during the comparable period in 2001. Research and development expenses incurred primarily with respect to Microphase Corporation and Flextronics increased from $3,328,443 to $3,405,975 for the twelve-month period ended June 30, 2000 as compared to the twelve-month period ended June 30, 2001. Research expenditures incurred with Flextronics are due to our increased efforts in the deployment of the Traverser(TM), including the design and manufacture of prototypes of the set-top box and the Central Office POTS Splitter Shelf. Increased research and development expenditures incurred with Microphase Corporation and Janifest Corporation; results are related primarily to the POTS Splitter Shelves and other DSL component products.

General and administrative expenses. General and administrative expenses were $16,150,711 for the twelve-month period ended on June 30, 2001 as compared to $17,516,216 for the same period ended June 30, 2000. The decrease in administrative costs is a result of the decrease of non-cash charges for the issuance of options to consultants which totaled $6,227,552 for the year ended June 30, 2001 as compared to $9,078,311 during the comparable period in 2000, offset by an increase in salaries and marketing expenses.

Net loss. mPhase recorded a net loss of $23,998,734 for the year ended
June 30, 2001 as compared to a loss of $38,161,542 for the same period ended June 30, 2000. This represents a loss per common share of $(.72) in 2001 as compared to $(1.41) in 2000.

TWELVE MONTHS ENDED JUNE 30, 2000 VS. JUNE 30, 1999

Revenues. Total revenues for the year ended June 30, 2000 increased to $279,476 from $0 for the year ended June 30, 1999. The increase was primarily attributable to the initial sales of POTS Splitter Shelves and other DSL component products.

Research and development. Research and development expenses rose to $10,288,692 for the year ended June 30, 2000, including a $1,010,375 non-cash charge for options granted to Hart Telephone, increased expenditures with Flextronics in connection with their efforts in assisting in our completion of the Traverser(TM) Version 1.1 and increased expenditures with Microphase Corporation for the completion of the first generation of component products. This includes approximately $4,560,000 incurred with GTRC in 2000 compared to approximately $2,450,000 in 1999. This represents an increase of $6,725,791 from the fiscal 1999 balance of $3,562,901.

General and administrative expenses. General and administrative expenses rose to $17,516,216 for the year ended on June 30, 2000 from $4,683,109 for the same period ended June 30, 1999. The increase in the administrative costs relate to several factors. mPhase increased its marketing and public relation efforts in anticipation of the deployment of its initial sales of component products and services. The Company also incurred substantial non-cash charges for grants of options and common stock to consultants totaling $9,078,311 in 2000, including $2,633,400 to minority co-venturers of mPhaseTelevision.Net, Inc., Alpha Star, $796,350 to a consultant for services with respect to strategic advisory services and a $1,808,086 charge recorded for the issuance of common stock in May to recent investors due to a market value adjustment, as compared to a total of $2,765,453 of such charges for 1999.

Net Loss. mPhase recorded a net loss of $38,161,542 for the twelve months ending June 30, 2000 as compared to a net loss of $ 22,838,344 for the same period ended June 30, 1999. This represents a loss per common share of $(1.41) for 2000 as compared to $(1.42) for the same period in 1999.



                               PLAN OF OPERATIONS

RESEARCH AND DEVELOPMENT ACTIVITIES

As noted above, Georgia Tech conducts a significant amount of research and development for mPhase pursuant to a basic ordering agreement comprised of a series of delivery orders, which outline the timing, necessary actions and form of payment for specific tasks related to the completion of certain components of the Traverser(TM) product lines. After the development of the Traverser(TM) Digital Video and Data Delivery System(TM) (DVDDS(TM)) version 1.1, the Company expects Georgia Tech to continue research and development of the Traverser(TM) product to enhance features and functionality, as well as to coordinate the effort to develop the Traverser(TM), version 2.0 and support the deployment of additional products utilizing Traverser(TM) technology.

For the years ended June 30, 2000 and 2001 and for the period since inception (October 2, 1996) to June 30, 2001, approximately $4,564,000, $3,814,000 and
$12,974,000 respectively, has been billed to mPhase for research and development conducted by Georgia Tech, of which approximately $1,870,480 was included in accounts payable and accrued expenses as of June 30, 2001. mPhase is the sole, worldwide licensee of the technology developed by Georgia Tech in conjunction with the Traverser(TM) product line. Upon completion of the commercial product, Georgia Tech will receive a royalty of 5% of product sales.

The amount of research and development costs the Company has expended from October 2, 1996, its inception date, through June 30, 2001 was approximately $26,989,191. During the year ended June 30, 2001, the Company incurred research and development expenses of approximately $10,779,570 related to the continued development of its current DSL products and services.

STRATEGIC ALLIANCES IMPLEMENTED

On January 21, 2000 Alcatel S.A., formerly Newbridge Networks Corporation (NYSE:
NN), a leading provider of networking solutions, agreed to re-sell mPhase's POTS Splitter Shelf and Splitter card. mPhase provides Newbridge Networks with filter products, which are its first products sold and utilized. The filter products enable Newbridge Networks customers, which include 350 of the world's largest telecommunication services providers, to provide quality, cost efficient voice, video and Internet access applications. In March of 2000, mPhase shipped its initial orders and recorded its initial operating revenue from these products.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001 mPhase had a working capital deficit of $1,458,227 as compared to working capital of $3,556,587 at June 30, 2000.

Historically, mPhase had funded its operations and capital expenditures primarily through private placements of common stock. However, the Company believes that the recent increase in sales of its POTS Splitter Shelves will provide some offset to cash flows used in operations, although there can be no assurance as to the level and growth rate of such sales in future periods as seen with quarter to quarter fluctuations in components sales due to an overall volatile telephone equipment market. At June 30, 2001, the Company had cash and cash equivalents of $31,005 compared to $6,432,417 at June 30, 2000. A major use of cash was the increased level of inventory and accounts receivable. At June 30, 2001, the Company had accounts receivable and inventory of approximately $0.3 million and $4.3 million, respectively. This compared to approximately $151,000 of accounts receivable and no inventory at June 30, 2000. The increase in both accounts receivable and inventory was primarily due to the commencement of the Company's sales of its POTS Splitter Shelves, which comprised purchasing inventory to make its products and recording accounts receivable upon the sales of the products.

Cash used in operating activities was $13.7 million. The cash used by operating activities principally consists of the net loss, the net increase in inventory and accounts receivable offset by a net increase in depreciation and amortization, non-cash charges for common stock options and warrants issued for services and increased accounts payable relating to increased levels of inventory. In the year ended June 30, 2001, net cash of approximately $854,000 used in investing activities consisted of purchases of property and equipment and costs associated with the Company's licensing of the patents recently granted to GTRC. The Company has entered into various agreements with GTRC, pursuant to which the Company receives technical assistance in developing the commercialization of its Digital Video and Data Delivery System(TM). The Company has incurred expenses in connection with technical assistance from GTRC totaling approximately $2,450,253, $4,563,560, and $3,813,683 for the years ended 1999,
2000 and 2001, respectively, and $12,974,300 from the period from inception through June 30, 2001, of which approximately $1,870,480 was included in accounts payable and accrued expenses as of June 30, 2001. If and when sales commence utilizing this technology, the Company will be obligated to pay GTRC a royalty of 5% of product sales.

The Company plans to continue to invest in technology and telecommunications hardware and software in connection with the full commercial production of the Traverser(TM) and the joint venture in mPhaseTelevision.Net, Inc. Such continued investment is dependent upon the Company's ability to raise sufficient capital.

During the twelve-month period ended June 30, 2001, the Company had three separate private placements: 1) The Company sold 510,000 shares of its common stock generating gross proceeds of $2,550,000; 2) The Company sold 2,342,500 shares of its common stock and a like amount of warrants each to purchase one share of its common stock at an exercise price of $3.00 per share generating gross proceeds of $4,685,000; 3) The Company sold $1,087,000 shares of its common stock and a like amount of warrants each to purchase one share of its common stock at an exercise price of $3.00 per share generating gross proceeds of $1,087,000. The Company incurred aggregate cash expenses of $512,195 and issued 390,350 shares of its common stock and 162,600 warrants each to purchase one share of its common stock at $3.00 per share to finders, consultants and investment banking firms in connection with these private placements.

As of June 30, 2001, mPhase had no material commitments for capital expenditures.

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

Through June 30, 2001, the Company had incurred development stage losses totaling approximately $92,120,925, and at June 30, 2001 was in a working capital deficit position of $1,458,227. At June 30, 2001, the Company had approximately $31,005 of cash, cash equivalents and approximately $292,400 of trade receivables to fund short-term working capital requirements. The Company has recorded additional revenues of approximately $520,000 through September 30, 2001 related to its POTS splitter shelves and DSL component products. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) the successful wide scale development, deployment and marketing of its products.

The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2002 and continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

     Subsequent to year end, the Company has secured $1,000,000 of subscriptions to purchase common stock from certain officers and directors. To date, $675,000 of such subscriptions have been collected. The Company presently has ongoing discussions and negotiations with a number of additional financing alternatives, one or more of which it believes will be able to successfully close to provide necessary working capital, while maintaining sensitivity to shareholder dilution issues.

In addition to the above financing activities, the following business initiatives are also ongoing and are expected to provide additional working capital to the Company:

     The Company is in negotiation with certain strategic vendors to convert outstanding current liabilities into equity.
     The Company is currently negotiating with several organizations for the commencement of commercial sales of its Traverser products, including deployment at existing test sites.
     The Company has had discussions with certain companies for increasing sales of its POTS splitter and component products.

Management believes that actions presently being taken to complete the Company's development stage through the introductory roll-out of its Traverser (TM) Digital Video and Data Delivery System (TM) will be successful. However, there can be no assurance that mPhase will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's current planned cash requirements for fiscal 2002 are based upon certain assumptions, including its ability to raise additional financing and increased sales of its POTS Splitter Shelf. mPhase has made significant reductions in expenses including marketing and research and development expenses. Should these cash flows not be available, mPhase believes it would have the ability to revise its operating plan and make further reductions in expenses.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth on pages F1-F23 attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Executive officers are selected by the Board of Directors. No family relationships exist between any of the executive officers or directors. The following table sets forth certain information with respect to each person, who is an executive officer or director. mPhase's executive officers and directors as of June 30, 2001 are as follows:

NAME                                  AGE         POSITION(S)
----                                  ---         -----------

Necdet F. Ergul                       77          Chairman of the Board and
                                                  Director
Ronald A. Durando                     44          Chief Executive Officer and
                                                  Director

Gustave T. Dotoli (2)                 65          Chief Operating Officer and
                                                  Director

David Klimek                          48          Chief Technology Officer and
                                                  Director
Martin Smiley                         54          Executive Vice President,
                                                  General Counsel and Chief
                                                  Financial Officer

OUTSIDE DIRECTORS
J. Lee Barton                         47          Director
Anthony H. Guerino (1)(2)             55          Director
J. Allen Layman (1)                   48          Director
Craig Vickers (2)                     55          Director
Abraham Biderman (1)                  52          Director
---------------------------------------------------------
   (1)      Member of the Audit Committee
   (2)      Member of the Compensation Committee

All of the directors were elected by the shareholders on May 30, 2001. The current executive officers and directors, along with their backgrounds, are set forth below:

NECDET F. ERGUL has served as mPhase's Chairman of the Board since October 1996 with the exception of a three-month period when he temporarily resigned due to the press of personal business. Mr. Ergul also currently serves as the President and Chief Executive Officer of Microphase Corporation, which he founded in 1955. In addition to his management responsibilities at Microphase, he is active in engineering design and related research and development, Mr. Ergul holds a Masters Degree in Electrical Engineering from the Polytechnic Institute of Brooklyn, New York.

RONALD A. DURANDO is a co-founder of mPhase and has served as the Company's President, Chief Executive Officer and Director since its inception in October 1996. Since 1994, Mr. Durando has been Chief Operating Officer of Microphase Corporation. From 1986-1994, Mr. Durando was President and Chief Executive Officer of Nutley Securities, Inc., a registered broker-dealer. In addition, Mr. Durando is also Chairman of the Board of Janifast Ltd. and President and CEO of PacketPort.Com Inc.

GUSTAVE T. DOTOLI has served as mPhase's Chief Operating Officer since October 1996 and has been a Director since October 1996. Prior to joining the Company, Mr. Dotoli was President and CEO of State Industrial Safety, Inc. from 1986-1996. In addition, Mr. Dotoli currently serves as the Vice President of Corporate Development of Microphase Corporation. He is formerly the President and Chief Executive Officer of the following corporations: Imperial Electro-Plating, Inc., World Imports USA, Industrial Chemical Supply, Inc., SISCO Beverage, Inc. and Met Pack, Inc. Mr. Dotoli received a B.S. in Industrial Engineering from Fairleigh Dickenson University in 1959.

DAVID KLIMEK is a co-founder of mPhase and has served as the Company's Chief

Technology Officer since June 1997 and as Director of Engineering since its inception in October 1996. Mr. Klimek joined the Board of Directors in October 1996. From 1990-1996, Mr. Klimek owned and operated Mashiyach Design, Inc., an engineering consulting firm. He has more than 18 years of technical engineering and design expertise and presently holds 14 individual or co-authored U.S. patents. From 1982 to 1990, Mr. Klimek was the R&D manager of Digital Controls, Inc. Mr. Klimek holds a B.S. in Electrical Engineering from Milwaukee School of Engineering, Milwaukee, Wisconsin.

J. LEE BARTON has served as one of mPhase's directors since February 1999. Mr. Barton also serves as President and Chief Executive Officer of Lintel, Inc., a holding company that owns Hart Telephone Company, a 10,000-line local exchange carrier in northeast Georgia; Hart Communications, an interconnect, carriers' carrier and long distance company; Hart Cellular, a partnership in two RSA's in north Georgia; Hart Cable, a recently formed cable television company and Hart GlobalNet.

ANTHONY H. GUERINO has been a member of the Board since February 23, 2000. Since December 1997, Mr. Guerino has been an attorney in private practice in New Jersey. Prior thereto, Mr. Guerino served as a judge of the Newark Municipal Courts for over twenty (20) years, periodically sitting in the Essex County Central Judicial Processing Court at the Essex County Courthouse. Mr. Guerino has been a chairperson for and member of several judicial committees and associations in New Jersey, and has been an instructor for the Seton Hall School of Law's Trial Moot Court Program.

J. ALLEN LAYMAN has been a member of the Board since February 23, 2000. Mr. Layman is the President and Chairman of the Board of NETOLOS, which provides services in the telecommunications industry, and has been employed by R&B Telephone in various capacities since 1974. Mr. Layman is a member of several boards of directors, including The Bank of Fincastle, the United States Telephone Association, the Organization for the Promotion and Advancement of Small Telecommunications Companies, Virginia Telephone Industry Association, Valley Network Partnership, Layman Development Corporation, Botetourt County Public Schools Education Foundation, Inc., Virginia PCS Alliance, West Virginia PCS Alliance and the Blue Ridge Mountains Council, Boy Scouts of America.

CRAIG VICKERS has been a member of the Board since March 4, 2000. From 1995 to the present, Mr. Vickers has been a principal of Convergence Capital, a firm that provides advisory services in international and domestic investment banking, in corporate finance and in the industry sectors of media, information communications and entertainment. Mr. Vickers is responsible for advising management of mid-stage companies on strategic relationships, mergers and acquisition matters. Prior to his position at Convergence Capital, to Mr. Vickers served as the Director, Business Development, Sports Information Services at Infotechnology. Mr. Vickers is a member of the Internet Society, the MIT Enterprise Forum, the New York Media Association, the New York Venture Group, ABANA and the US/Arab Chamber of Commerce.

ABRAHAM BIDERMAN has been a member of the Board since August 3, 2000. Mr. Biderman is Executive Vice President of Lipper & Company; Executive Vice President, Secretary and Treasurer of The Lipper Funds; and Co-Manager of Lipper Convertibles, L.P. Prior to joining Lipper & Company in 1990, Mr. Biderman was Commissioner of the New York City Department of Housing, Preservation and Development from 1988 to 1989 and Commissioner of the New York City Department of Finance from 1986 to 1987. He was Chairman of the New York City Retirement System from 1986 to 1989. Mr. Biderman was Special Advisor to former Mayor Edward I. Koch from 1985 to 1986 and assistant to former Deputy Mayor Kenneth Lipper from 1983 to 1985. Mr. Biderman is a Director of the Municipal Assistance Corporation for the City of New York. Mr. Biderman graduated from Brooklyn College and is a certified public accountant.

MARTIN SMILEY joined mPhase as Executive Vice President, Chief Financial Officer and General Counsel in September 2000. With over twenty years experience as a corporate finance and securities attorney and as an investment banker, Mr. Smiley serves as mPhase's strategic financial leader. Prior to joining the company, Mr. Smiley served as a Principal at Morrison & Kibbey, Ltd., a mergers and acquisitions and investment banking firm from 1998 to 2000, and as a Managing Director for CIBC Oppenheimer Securities from 1994 to 1998. He served as a Vice President of Investment Banking at Chase Manhattan Bank from 1989 to 1994, and as a Vice President and Associate General Counsel for Chrysler Capital Corporation from 1984 to 1989. Mr. Smiley graduated with a B.A. in Mathematics from the University of Pennsylvania and earned his law degree from the University of Virginia School of Law.

At each annual meeting of stockholders, the newly elected directors' terms begin on the date of election and qualification, and continue through the next annual meeting following election. Terms may differ in the case where a director resigns, is removed from office, or until the time when a successor director is elected and qualified.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Directors, executive officers, and individual owning more than 10 percent of mPhase common stock are required to file initial reports of ownership and changes in ownership with the SEC under Section 16(a) of the Securities Exchange Act of 1934, as amended. The SEC regulations also require those persons to provide copies of all filed Section 16(a) reports to the Company. mPhase has reviewed the report copies filed in 2001, and based also on written representations from those persons, the Company believes that there was compliance with Section 16(a) filing requirements for 2001. All the officers and directors filed all of the required forms, but in certain instances the directors were late with respect to the filing of Form 5s and David Klemek was late in the filing of a Form 4.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal year ended June 30, 2001 and the two previous fiscal years, the compensation earned by mPhase's chief executive officer and the four other executive officers, whose compensation was greater than $100,000 for services rendered in all capacities to the Company for the year ended June 30, 2001.

                           SUMMARY COMPENSATION TABLE

                                                                       LONG-TERM COMPENSATION
                                                                       ----------------------
                                                 ANNUAL COMPENSATION  RESTRICTED   SECURITIES
                                                 ------ ------------     STOCK     UNDERLYING
                                       YEAR       SALARY       BONUS    AWARD(S)  OPTIONS/SARS
                                       ----       ------       -----    --------  ------------

Ronald A. Durando (1) -                2001      $395,004             -        -   1,225,000
Chief Executive Officer                2000       312,920    $2,398,032  157,500     250,000
and President                          1999       250,000    $  275,000  400,000     562,500


Gustave Dotoli (1)                     2001       342,917             -        -     860,000
Chief Operating Officer                2000       231,670       362,000  232,500     175,000
                                       1999       175,000       100,000  175,000     300,000


Susan E. Cifelli(2)                    2001       157,874             -        -           -
Former Executive Vice President        2000       205,850        30,000   20,000     125,000
Sales and Marketing                    1999        45,080             -        -     130,000



David Klimek(1)                        2001       175,577             -        -     110,000
Chief Technology Officer               2000       106,500        30,000        -      50,000
                                       1999        77,138        35,000  275,000     150,000

Martin Smiley (3)                      2001       163,435             -        -     670,000
Executive Vice President               2000             -             -        -           -
Chief Financial Officer                1999             -             -        -           -
General Counsel

__________________________________
(1)  Includes $15,000 annual stipend as a director.


(2) Susan Cifelli is no longer employed by mPhase.

(3) Martin Smiley joined the Company in August, 2000.

No individual named above received prerequisites or non-cash compensation during the years indicated which exceeded the lesser of $50,000 or an amount equal to 10% of such person's salary. No other executive officer received compensation and bonuses that exceeded $100,000 during any year.

                                  STOCK OPTIONS

The following table contains information regarding options granted in the fiscal year ended June 30, 2001 to the executive officers named in the summary compensation table above. For the fiscal year ended June 30, 2001, mPhase granted options to acquire up to an aggregate of shares to employees and directors.

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

----------------------------------------------------------------------------------------------------------------
                                                           Weighted Average   Weighted Average
        Name               Number of      % of Total       Exercise or Base    Market Price    Expiration Date
                          Securities     Options/SARS       Price ($/Share)    on Grant Dates
                          Underlying      Granted to
                          Option/SARS    Employees in
                          Granted (#)     Fiscal Year
----------------------------------------------------------------------------------------------------------------
Ron A. Durando             1,225,000         21.8%              $1.05            $1.05               2006
----------------------------------------------------------------------------------------------------------------
Gustave T. Dotoli            860,000         15.3%              $1.05            $1.05               2006
----------------------------------------------------------------------------------------------------------------
David Klimek                 110,000          2.0%              $1.68            $1.68               2006
----------------------------------------------------------------------------------------------------------------
Martin Smiley                670,000         11.9%              $2.20            $2.20               2006
----------------------------------------------------------------------------------------------------------------


The following table sets forth information with respect to the number and value of outstanding options held by executive officers named in the summary compensation table above at June 30, 2001. During the fiscal year ended June 30, 2001, 320,000 options were exercised. The value realized is the difference between the closing price on the date of exercise and the exercise price. The value of unexercised in-the-money options is based upon the difference between the closing price of mPhase's common stock on June 30, 2001, and the exercise price of the options.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                        Shares      Value         NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                       Acquired    Realized      UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS AT
                      on Exercise     $          OPTIONS AT YEAR END (#)            YEAR END ($)
                      ----------  -----------  --------------------------   ---------------------------
                                               EXERCISABLE  UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
                                               -----------  -------------   ------------  -------------
Ronald A. Durando         --          --        2,975,000     3,000,000       $604,900     $1,800,000
Gustave T. Dotoli       140,000    $857,500     1,810,000     1,500,000       $508,500     $  900,000
David Klimek              --          --          497,500       150,000       $ 75,800     $   90,000
Martin Smiley             --          --          599,687        70,313          --            --

Compensation of Directors

mPhase pays each of the directors $15,000 annually for their services as a director and for their attendance of Board and committee meetings. Additionally, some of the directors have been granted options under the Company's Stock Incentive Plan and the Company has included those grants in the table entitled "Security Ownership of Certain Beneficial Owners and Management" and the notes thereto.

Employment Agreements

mPhase has an employment agreement with Ronald A. Durando, the President, Chief Executive Officer and Director. The agreement, executed June 24, 1999, is for a term of thirty-six months expiring on June 30, 2002. Under the terms of the agreement, Mr. Durando receives a base annual salary of $275,000, a bonus and a salary increase based upon performance review every six months, beginning six months from the effective date of the agreement, as well as health benefits, vacation and such other fringe benefits as would be paid to our similarly situated senior management. In consideration of devoting such time as would be required of the Chief Executive Officer to mPhase's business and specifically to his duties under the agreement to provide investor relations, Mr. Durando is entitled to a bonus at the end of each year equal to five percent (5%) of the increase in the market value of the issued and outstanding shares, of which bonus twenty-five percent (25%) shall be payable in cash and the remaining balance in shares.

Such agreement is terminable upon Mr. Durando's death, permanent disability, or for "just cause" (defined below) and is renewable within two months of the expiration date of the agreement upon the mutual terms agreed to by Mr. Durando and mPhase. Mr. Durando shall be deemed "permanently disabled" under the agreement if he shall fail to render and perform the executive services required under the agreement for a continuous period of three consecutive months. "Just cause" is defined under the agreement as the commission of acts constituting theft, embezzlement, the receipt of funds or property under false pretenses or similar acts of gross misconduct with respect to our property, or the conviction of a felony involving matters not directly related to the Company business if, in the Board's discretion, it adversely affects his ability to perform his executive duties.

The agreement also contains work-for-hire, confidentiality and non-disclosure provisions. In the event that Mr. Durando breaches such provisions, mPhase is entitled to injunctive relief restraining him from any further breach, in addition to any other remedies that the Company may have arising out of such breach.

Additionally, in the event of a change in control that is not approved by Mr. Durando as one of mPhase's Directors or shareholders, he is entitled to exercise an option to purchase 3,000,000 shares at a price of $1.00 per share.

mPhase also has an employment agreement with Gustave T. Dotoli, the Chief Operating Officer and Director. The agreement, executed June 24, 1999, is for a term of thirty-six months expiring June 30, 2002, and Mr. Dotoli receives a base annual salary of $200,000, a bonus and a salary increase based upon performance review every six months, beginning six months from the effective date of the agreement, as well as health benefits, vacation and such other fringe benefits as would be paid to mPhase's similarly situated senior management.

The employment agreement is terminable upon Mr. Dotoli's death, permanent disability, or for "just cause"(defined below), and is renewable within two months of the expiration date of the agreement upon the mutual terms agreed to by Mr. Dotoli and mPhase. Mr. Dotoli shall be deemed "permanently disabled" under the agreement if he shall fail to render and perform the executive services required under the agreement for a continuous period of three consecutive months. "Just cause" is defined under the agreement as the commission of acts constituting theft, embezzlement, the receipt of funds or property under false pretenses or similar acts of gross misconduct with respect to the Company's property, or the conviction of a felony involving matters not directly related to the Company's business if, in the Board's discretion, it adversely affects his ability to perform his executive duties. The agreement also contains work-for-hire, confidentiality and non-disclosure provisions.

mPhase has an employment agreement with Martin Smiley, the Executive Vice President, Chief Financial Officer and General Counsel. The agreement executed August 21, 2000, is for a term of twenty-four months expiring on August 20, 2002. Mr. Smiley receives a base annual salary of $175,000, a bonus and a salary increase based upon performance review every twelve months, beginning twelve months from the effective date of the agreement, as well as health benefits, vacation and such other fringe benefits as would be paid to the Company's similarly situated senior management.

mPhase has an employment agreement with David Klimek, the Chief Technical Officer and a Director. The Agreement dated as of April 1, 2001 is for a term of twelve months. Mr. Klimek receives an annual salary of $170,000 per annum and a bonus based upon performance as well as health benefits, vacation and such other fringe benefits as would be paid to the Company's similarly situated senior management. In addition, in the event of a change of control that is not approved by Mr. Klimek as one or the Company's directors or shareholders, he is entitled to exercise an option to purchase 150,000 shares at $1.00 per share.

Both Mr. Smiley's and Mr. Klimek's agreements are terminable upon death, significant disability, or for good cause, and are renewable within one month of the expiration date of such agreements upon the mutual terms agreed to by such employees and mPhase. Such employees shall be deemed "significantly disabled" under their respective agreements for a continuous period of six months. "Good cause" is defined under each of the agreements as the commission of acts constituting a felony or crime; fraud or misappropriation of funds; personal dishonesty, incompetence or, gross negligence; willful misconduct; repeated use of drugs, alcohol or similar substance; or breach by such employee of his agreement. Such agreements also contain confidentiality and non-disclosure provisions.

Susan E. Cifelli is no longer employed with the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee during fiscal 2001 were Messrs. Dotoli, Vickers and Guerino. Mr. Dotoli is the Chief Operating Officer. Neither Messrs. Vickers nor Guerino has been one of mPhase's officers or employees. None of the Company's directors or executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire Board of Directors) of another entity during fiscal 2001 that has a director or executive officer serving on mPhase's Board of Directors, except that Mr. Dotoli is also a member of the Board of Directors of PacketPort.com, Inc., a company in which Mr. Durando serves as Chief Executive Officer. Mr. Dotoli, together with Mr. Durando, is a controlling shareholder of Janifast and is also a director. Janifast has produced components for the Traverser(TM), and may produce such components for mPhase in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of October 5, 2001 certain information regarding the beneficial ownership of shares of our common stock:

    - by each of mPhase's directors;
    - by each person who is known by the Company to beneficially own 5% or more of the outstanding shares of common stock;
    - by each of the Company's executive officers named in the summary compensation table; and
    - by all of the Company's executive officers and directors as a group.

                                                         OPTIONS
                                                        AMOUNT AND
                                                        NATURE OF    PERCENTAGE
                                                        BENEFICIAL   OF COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                 OWNERSHIP     STOCK(2)
---------------------------------------                 ----------   ----------
Necdet F. Ergul .....................................   1,347,500      1.9
Ronald A. Durando(3)(8)..............................   5,485,363      5.7
Gustave Dotoli (6)...................................   2,984,700      2.7
J. Lee Barton(4) ....................................   5,559,000      3.1
David Klimek ........................................   1,177,500       .9
Craig Vickers .......................................     134,000       --
Lintel, Inc.(6) .....................................   4,049,000      9.2
Abraham Biderman (5) ................................      85,000       --
J. Allen Layman (7) .................................      55,000       --
Anthony Guerino (7) .................................      55,000       --
Martin Smiley .......................................     977,500       .6
All executive officers and directors as a group
(ten people) ........................................  17,860,563     14.9

___________________

*   Less than 1%

(1) Unless otherwise indicated, the address of each beneficial owner is 587 Connecticut Avenue, Norwalk, Connecticut 06854-1711.

(2) Unless otherwise indicated, mPhase believes that all persons named in the table have sole voting and investment power with respect to all shares of the Company shares beneficially owned by them. The percentage for each beneficial owner listed above is based on 43,898,367 shares outstanding on October 5, 2001, 2001 and, with respect to each such person holding options or warrants to purchase shares that are exercisable within 60 days after October 5, 2001, the number of options and warrants are deemed to be outstanding and beneficially owned by the person for the purpose of computing such person's percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The number of shares indicated in the table include the following number of shares issuable upon the exercise of warrants or options: Necdet F. Ergul--497,500; Ronald A. Durando--2,975,000; Gustave Dotoli--1,810,000; J. Lee Barton--170,000; David Klimek--785,000; and Martin Smiley--695,250. J. Allen Layman--55,000; Craig Vickers--134,000;, Abraham Biderman--80,000; and Anthony Guerino--55,000.

(3) Includes 1,622,863 shares held by Durando Investment LLC which Mr. Durando controls and 50,000 shares held by Nutley Securities, Inc., a company wholly-owned by Mr. Durando.

(4) Includes 100,000 shares owned by Kim Barton, his wife and 100,000 shares owned by Betty Barton, his daughter; and 4,049,000 shares owned by Lintel, Inc., a company in which Mr. Barton is the President and Chief Executive Officer, and 700,000 shares owned by Barton Investment.

(5) Includes 5,000 shares of common stock and options for 80,000 shares of common stock. Does not include 665,225 shares held by Lipper & Co, a company Mr. Biderman is a director of.

(6) The address for J. Lee Barton and Lintel, Inc. is 196 North Forest Avenue, P.O. Box 388, Hartwell, GA 30643.

(7) Includes options for 25,000 shares of common stock received as compensation for participation on the Board of Directors.

(8) Does not include contingent options execisable only upon a change in control of our Company, not voted for by such person as a stockholder or director, Ronald Durando--3,000,000; Gustave Dotoli--1,500,000; David Klimek--150,000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

mPhase's management is affiliated by employment at and/or ownership of a related group of companies, including Microphase Corporation, Complete
Telecommunications, Inc. (which was dissolved subject to a settlement dated August 16, 1999), Packet Port, Inc. and PacketPort.com and Janifast Holdings,Ltd., which may record material transactions with mPhase. As a result of such affiliations, the Company's management in the future may have conflicting interests with these affiliated companies.

Necdet F. Ergul, Ronald A. Durando and Gustave T. Dotoli, mPhase's Chairman, Chief Executive Officer and Chief Operating Officer, respectively, are executive officers and shareholders of Microphase.

    - The Company reimburses Microphase $51,050 per month for research and development services and administrative expenses incurred for the use of Microphase's office space, lab facilities and administrative staff.

One of mPhase's directors, J. Lee Barton, is the President and Chief Executive Officer of Lintel Inc. Lintel is the parent corporation of Hart Telephone Company, our beta customer located in Hartwell, Georgia, where the Company has installed its prototype product and commenced beta testing. In December 1998, mPhase issued 3,115,000 shares in a private placement to J. Lee Barton, several members of his family, Lintel, several employees of Lintel and two employees of Microphase for a purchase price of approximately $1.03 per share, or an aggregate purchase price of $3,197,416. In fiscal year 1999, J. Lee Barton received 75,000 shares and an option for 100,000 shares. In fiscal year 2000, J. Lee Barton received $285,000 bonus, a stock award of 140,000 shares and options for 225,000 shares, which includes options to Hart Telephone. In fiscal year 2001, mPhase awarded J. Lee Barton options for 120,000 shares.

Janifast Holdings, Ltd., a Delaware corporation, is the parent corporation of the manufacturer, which has produced components for mPhase's prototype Traverser(TM) DVDDS(TM) product, and will produce such components for the Company in the upcoming fiscal year. Necdet F. Ergul, Ronald A. Durando and Gustave T. Dotoli are controlling shareholders of Janifast with an aggregate ownership interest of greater than 75% of Janifast. Mr. Durando is chairman of the Board of Directors and each of Messrs. Dotoli and Ergul are directors of Janifast.

On November 26, 1999, Mr. Durando acquired, via a 100% ownership of Packet Port, Inc., a controlling interest in Linkon Corporation, now known as PacketPort.com, Inc. On November 26, 1999, Packet Port, Inc., a company owned 100% by Mr. Durando, acquired controlling interest in Linkon Corp., which subsequently changed its name to PacketPort.com, Inc. In connection with this transaction, Mr. Durando transferred 350,000 shares of mPhase's common stock to Packet Port, Inc. Mr. Durando and Mr. Dotoli are president and vice president of PacketPort.com, Inc. respectively.

Abraham Biderman became a member of mPhase's Board in August, 2000. Mr. Biderman is the Executive Vice President of Lipper & Company, L.P., which received a total of 665,225 shares of common stock for its services as a placement agent for mPhase's May/June 1999 May 2000, September 2000 and January 2001, private placements and the company recorded $69,000 in fees for the May/July 2001 private placements.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following is a list of the financial statements, financial statement schedules and exhibits, which are included in this Annual Report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

FINANCIAL STATEMENTS

                                                                         PAGES
                                                                         -----
Report of Arthur Andersen LLP                                             F-1
Report of Schuhalter, Coughlin & Suozzo, LLC                              F-2
Consolidated Balance Sheets as of June 30, 2000 and 2001                  F-3
Consolidated Statements of Operations for the years ended
  June 30, 1999, 2000 and 2001 and for the period from inception
  (October 2, 1996) through June 30, 2001                                 F-4
Consolidated Statements of Changes in Stockholders' Equity
  (Deficit) for the period from inception (October 2, 1996)
  to June 30, 1997 and for each of the four years in
  the period ended June 30, 2001                                          F-5
Consolidated Statements of Cash Flows for the years ended
  June 30, 1999, 2000 and 2001 and for the period from inception
  (October 2, 1996) through June 30, 2001                                 F-8
Notes to Consolidated Financial Statements                                F-9

FINANCIAL STATEMENT SCHEDULES:

EXHIBITS

EXHIBITS NUMBER REFERENCE     DESCRIPTION
-------------------------     -----------

          2.1* Exchange of Stock Agreement and Plan of Reorganization (incorporated by reference to
                              Exhibit 2(a) to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no. 000-24969)).

          2.2* Exchange of Stock Agreement and Plan of Reorganization dated June 25, 1998 (incorporated by reference to Exhibit 2(b) to our registration statement on Form 10SB-12G filed on May 6, 1999 (file no. 000-24969)).

          3.1* Certificate of Incorporation of Tecma Laboratory, Inc. filed December 20, 1979 (incorporated by reference to Exhibit 3(a) to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no. 000-24969)).

          3.2* Certificate of Correction to Certificate of Incorporation of Tecma Laboratory, Inc. dated June 19, 1987 (incorporated by reference to Exhibit 3(b) to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no. 000-24969)).

          3.3* Certificate of Amendment of Certificate of Incorporation of Tecma Laboratory, Inc. filed August 28, 1987 (incorporated by reference to
                              Exhibit 3(c) to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no. 000-24969)).

          3.4* Certificate of Amendment of Certificate of Incorporation of Tecma Laboratories, Inc. filed April 7, 1997 (incorporated by reference to
                              Exhibit 3(d) to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no. 000-24969)).

          3.5* Certificate of Amendment of Certificate of Incorporation of Lightpaths TP Technologies, Inc. filed June 2, 1997 (incorporated by reference to Exhibit 3(e) to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no. 000-24969)).

          3.6* Certificate of Amendment of Certificate of Incorporation of mPhase Technologies, Inc. filed September 15, 2000 (incorporated by reference to
                              Exhibit 3i to our quarterly report on Form 10Q filed on November 13, 2000 (file no. 000-24969)).

          3.7* Bylaws of the Company (incorporated by reference to Exhibit 3(g) to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no. 000-24969)).

          4.1* Form of Registration Rights Agreement, dated January 26, 2001, by and among the Company and the purchasers listed on Schedule A attached thereto (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).

          4.2* Form of Registration Rights Agreement, dated February 9, 2001, by and among the Company and the purchasers listed on Schedule A attached thereto (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).

          10.1* License Agreement, dated March 26, 1998, between the Company and Georgia Tech Research Corporation (incorporated by reference to Exhibit 10(e) to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no. 000-24969)).

          10.2 First Amendment to the License Agreement, dated January 8, 2001, between the Company and Georgia Tech Research Corporation (incorporated by reference to Exhibit 10.2 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).

          10.3* Employment Agreement between Ronald A. Durando and the Company (incorporated by reference to Exhibit
                              10.8 to our registration statement on Form SB-2 filed on August 13, 1999 (file no. 333-85147)).

          10.4* Employment Agreement between Gustave T. Dotoli and the Company (incorporated by reference to Exhibit
                              10.9 to our registration statement on Form SB-2 filed on August 13, 1999 (file no. 333-85147)).

          10.5* Employment Agreement between Martin S. Smiley and the Company, dated as of August 15, 2000 (incorporated by reference to Exhibit 10.5 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).

          10.6* Employment Agreement between David C. Klimek and the Company, dated as of April 1, 2001 (incorporated by reference to Exhibit 10.6 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).

          10.7* Manufacturing Services Agreement, dated March 14, 2001, by and between the Company and Flextronics International USA, Inc (incorporated by reference to Exhibit 10.7 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).

          10.8* Supply Agreement by and between the Company and Hart Telephone Company, Inc., date of August 19, 1998 (incorporated by reference to Exhibit 10.8 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).

          10.9* Facilities/Services Agreement between the Company and Microphase Corporation, dated as of July 1, 1998. (incorporated by reference to Exhibit 10.9 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).

          10.10* Company's 2001 Stock Incentive (incorporated by reference to Exhibit C to our preliminary proxy statement on Form Pre 14A filed on March 21, 2001 (file no.000-30202)).

          10.11* License Agreement, dated July 31, 1996, by and between AT&T Paradyne Corporation and Microphase Corporation. (incorporated by reference to Exhibit
                              10.11 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).

          10.12* Assignment Agreement, dated February 17, 1997, by and between the Company and Microphase Corporation. (incorporated by reference to Exhibit
                              10.12 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).

          21* List of Subsidiaries (incorporated by reference to Exhibit 21 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).

          23.1* Consents of Schuhalter, Coughlin & Suozzo, LLC dated August 31, 1998 and Mauriello, Franklin & LoBrace, P.C. dated August 31, 1998 (incorporated by reference to Exhibit 23 to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no.000-24969)).

          23.2* Consents of Schuhalter, Coughlin & Suozzo, LLC dated April 23, 1999 and Mauriello, Franklin & LoBrace, P.C. dated April 23, 1999 (incorporated by reference to Exhibit 23 to our registration statement on Form 10SB-12G filed on May 6, 1999 (file no. 000-24969)).

          23.3* Consent of Schuhalter, Coughlin & Suozzo, LLC dated August 13, 1999 (incorporated by reference to Exhibit 23.1 to our registration statement on Form SB-2 filed on August 13, 1999 (file no. 333-85147)).

          23.4* Consent of Arthur Andersen LLP (incorporated by reference to our registration statement, Amendment No. 2 filed on Aug. 15, 2001.

          23.5* Consent of Schuhalter, Coughlin & Suozzo, LLC (incorporated by reference to our registration statement, Amendment No. 2 filed on Aug. 15, 2001.

          23.6* Consent of Piper Marbury Rudnick & Wolfe LLP (included in Exhibit 6.1) (incorporated by reference to our registration statement, Amendment No. 2 filed on Aug. 15, 2001.


* Incorporated by reference.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of mPhase Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of mPhase Technologies, Inc. (a New Jersey corporation in the development stage) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001 and for the period from inception (October 2, 1996) to June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of mPhase Technologies, Inc. for the period from inception to June 30, 1998. Such amounts are included in the cumulative from inception to June 30, 2001 totals of the statements of operations, changes in stockholders' equity and cash flows and reflect total net loss of 6 percent of the related cumulative totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from inception to June 30, 1998, included in the cumulative totals, is based solely upon the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of mPhase Technologies, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 and for the period from inception to June 30, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and is in a working capital deficit position that raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               Arthur Andersen LLP

Stamford, Connecticut
October 12, 2001

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

                                              Schuhalter, Coughlin & Suozzo, LLC

Raritan, New Jersey
January 28, 1999
                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 2001

                                                                     JUNE 30,
                                                              2000            2001
                                                          ------------    ------------
                                     ASSETS
Current assets:
Cash and cash equivalents                                 $  6,432,417    $     31,005
Accounts receivable, net of bad debt reserve of $0
and $29,218, respectively                                      151,186         292,434
Due from officer                                                     -         100,000
Inventory                                                            -       4,303,895
Prepaid expenses and other current assets                      828,726         856,979
                                                          ------------    ------------

  Total current assets                                       7,412,329       5,584,313
                                                          ------------    ------------

Production advances-related parties                          1,109,641               -
Property and equipment, net                                  1,323,756       2,198,845
Patents and licenses, net                                    1,338,520       1,026,524
Other assets                                                         -         187,500
                                                          ------------    ------------

  Total assets                                            $ 11,184,246    $  8,997,182
                                                          ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                             1,520,505       5,116,029
Accrued expenses                                             1,837,532       1,742,138
Due to related parties                                         497,705         184,373
                                                          ------------    ------------

  Total current liabilities                                  3,855,742       7,042,540
                                                          ------------    ------------

Other liabilities                                                    -          90,000

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:
Common Stock, stated value $.01, 150,000,000 shares
  authorized; 31,404,540 in 2000 and 41,344,467 in 2001
  shares issued and outstanding, respectively                  314,045         413,445
Additional paid-in capital                                  74,370,291      92,293,370
Deferred compensation                                       (1,225,668)       (713,275)
Deficit accumulated during development stage               (66,122,191)    (90,120,925)
Less-treasury stock, 13,750 shares, at cost                     (7,973)         (7,973)
                                                          ------------    ------------

  Total stockholders' equity                                 7,328,504       1,864,642
                                                          ------------    ------------

  Total liabilities and stockholders' equity              $ 11,184,246    $  8,997,182
                                                          ============    ============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      From
                                                                                   Inception
                                                                                 (October 2,
                                                    For the Years Ended             1996) to
                                                          June 30,
                                                                                    June 30,
                                      1999            2000           2001             2001
                                  ------------   -------------   -------------   -------------
TOTAL NET REVENUES                $          -    $    279,476   $ 10,524,134    $ 10,803,610
                                  ------------   -------------   -------------   -------------

COSTS AND EXPENSES:
Cost of Sales                                -         131,756       5,804,673       5,936,429
Research and development             3,562,901      10,156,936      10,779,570      26,989,191
 (including non-cash stock
 related charges of $382,461,
 $1,010,375, $0 and
 $1,392,836, respectively)
General and administrative           4,683,109      17,516,216      16,150,711      40,638,057
 (including non-cash stock
 related charges of $2,364,910,
 $9,078,311, $6,227,552 and
 $17,840,773 respectively)
Depreciation and amortization          410,303         471,101         660,372       1,581,429
Non-cash charges for stock-
  based employee compensation       13,002,605      10,343,114       1,170,903      24,516,622
                                  ------------   -------------   -------------   -------------

  Total costs and expenses          21,658,918      38,619,123      34,566,229      99,661,728
                                  ------------   -------------   -------------   -------------

Loss from operations               (21,658,918)    (38,339,647)    (24,042,095)    (88,858,118)
                                  ------------   -------------   -------------   -------------

OTHER (EXPENSE) INCOME:
Minority interest loss in
 consolidated subsidiary                     -          20,000               -          20,000
Loss from unconsolidated
 subsidiary                         (1,161,622)              -               -      (1,466,467)
Interest (expense) income, net         (17,804)        158,105          43,361         183,660
                                  ------------   -------------   -------------   -------------

  Total other (expense) income      (1,179,426)        178,105          43,361      (1,262,807)
                                  ------------   -------------   -------------   -------------

  Net loss                        $(22,838,344)  $ (38,161,542)  $ (23,998,734)  $ (90,120,925)
                                  ============   =============   =============   =============

LOSS PER COMMON SHARE, basic
  and diluted                     $      (1.42)  $       (1.41)  $       (0.72)
                                  ============   =============   =============
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING, basic
  and diluted                       16,038,009      26,974,997      33,436,641
                                  ============   =============   =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            MPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
                 TO JUNE 30, 1997 AND FOR EACH OF THE FOUR YEARS
                        IN THE PERIOD ENDED JUNE 30, 2001


                                              Common Stock                                                               TOTAL
                                       -------------------------              Additional                              STOCKHOLDERS'
                                                        $ .01      Treasury     Paid-In     Deferred    Accumulated     EQUITY
                                          Shares    Stated Value     Stock      Capital   Compensation     Deficit     (DEFICIT)
BALANCE, OCTOBER 2, 1996
  (date of inception)                   1,140,427   $    11,404   $       -  $   459,753   $        -   $  (537,707)  $    (66,550)
Issuance of common stock of
  Tecma Laboratories, Inc.,
 for 100% of the Company                6,600,000        66,000           -     (537,157)           -       537,707         66,550
Issuance of common stock, in
  private placement, net of
  offering costs of $138,931              594,270         5,943           -      752,531            -             -        758,474
Net loss                                        -             -           -            -            -      (781,246)      (781,246)
                                       ----------   -----------   ---------  -----------  -----------   -----------   ------------

BALANCE, JUNE 30, 1997                  8,334,697        83,347           -      675,127            -      (781,246)       (22,772)
Issuance of common stock with
  warrants, in private placement,
  net of offering costs of $84,065        999,502         9,995           -      791,874            -             -        801,869
Issuance of common stock for services     300,000         3,000           -      147,000            -             -        150,000
Issuance of common stock in
  connection with investment
  in unconsolidated subsidiary            250,000         2,500           -      122,500            -             -        125,000
Repurchase of 13,750 shares of
  common stock                                  -             -      (7,973)           -            -             -         (7,973)
Issuance of common stock with
  warrants in private placement,
  net of offering costs of $121,138     1,095,512        10,955           -      659,191            -             -        670,146
Issuance of common stock for
  financing services                      100,000         1,000           -       (1,000)           -             -              -
Issuance of common stock in
  consideration for 100% of the
  common stock of Microphase
  Telecommunications, Inc.              2,500,000        25,000           -    1,685,000            -             -      1,710,000
Net loss                                        -             -           -            -            -    (4,341,059)    (4,341,059)
                                       ----------   -----------   ---------  -----------  -----------   -----------   ------------

BALANCE, JUNE 30, 1998                 13,579,711   $   135,797   $  (7,973) $ 4,079,692  $         -   $(5,122,305)  $   (914,789)

  The accompanying notes are an integral part of these consolidated financial statements.

                            MPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
                 TO JUNE 30, 1997 AND FOR EACH OF THE FOUR YEARS
                        IN THE PERIOD ENDED JUNE 30, 2001


                                              Common Stock                                                                 TOTAL
                                         -----------------------               Additional                              STOCKHOLDERS'
                                                        $.01       Treasury     Paid-In     Deferred      Accumulated    EQUITY
                                           Shares    Stated Value    Stock      Capital   Compensation      Deficit     (DEFICIT)
BALANCE, JUNE 30, 1998                   13,579,711  $    135,797  $ (7,973) $  4,079,692  $          -  $ (5,122,305) $   (914,789)
Issuance of common stock with
  warrants in private placements,
  net of offering costs of $107,000       3,120,000        31,200         -     2,981,800             -             -     3,013,000
Issuance of common stock for services     1,599,332        15,993         -     8,744,873             -             -     8,760,866
Issuance of common stock with warrants
  in private placement, net of offering
  costs of $45,353                          642,000         6,420         -     1,553,227             -             -     1,559,647
Issuance of common stock in private
  placement, net of offering costs
  of $679,311                             4,426,698        44,267         -    10,343,167             -             -    10,387,434
Issuance of stock options for services            -             -         -     7,129,890             -             -     7,129,890
Issuance of warrants for services                 -             -         -        16,302             -             -        16,302
Deferred employee stock option
  compensation                                    -             -         -             -      (140,000)            -      (140,000)
Net loss                                          -             -         -             -             -   (22,838,344)  (22,838,344)
                                        -----------  ------------  --------  ------------  ------------  ------------  ------------

BALANCE, JUNE 30, 1999                   23,367,741       233,677  $ (7,973) $ 34,848,951  $   (140,000) $(27,960,649) $  6,974,006
Issuance of common stock and options
  in settlement                              75,000           750         -       971,711             -             -       972,461
Issuance of common stock upon exercise
  of warrants and options                 4,632,084        46,321         -     5,406,938             -             -     5,453,259
Issuance of common stock in private
  placement, net of cash offering
  costs of $200,000                       1,000,000        10,000         -     3,790,000             -             -     3,800,000
Issuance of common stock in private
  placement, net of cash offering
  costs of $466,480                       1,165,500        11,655         -     9,654,951             -             -     9,666,606
Issuance of common stock for services     1,164,215        11,642         -     8,612,265             -             -     8,623,907
Issuance of options for services                  -             -         -     9,448,100             -             -     9,448,100
Deferred employee stock option
  compensation                                    -             -         -     1,637,375    (1,637,375)            -             -
Amortization of deferred employee
 stock option compensation                        -             -         -             -       551,707             -       551,707
Net loss                                          -             -         -             -             -   (38,161,542) (38,161,542)
                                        -----------  ------------  --------  ------------  ------------  ------------  ------------
BALANCE, JUNE 30, 2000                   31,404,540  $    314,045  $ (7,973) $ 74,370,291  $ (1,225,668) $(66,122,191) $  7,328,504


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            MPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
                 TO JUNE 30, 1997 AND FOR EACH OF THE FOUR YEARS
                        IN THE PERIOD ENDED JUNE 30, 2001

                                          Common Stock                                                                    TOTAL
                                    --------------------------              Additional                  Accumulated   STOCKHOLDERS'
                                                      $.01       Treasury    Paid-In       Deferred       Deficit       EQUITY
                                      Shares      Stated Value     Stock     Capital     Compensation                  (DEFICIT)
BALANCE, JUNE 30, 2000               31,404,540   $    314,045   $ (7,973) $ 74,370,291  $ (1,225,668) $(66,122,191)  $  7,328,504

Issuance of common stock upon
  exercise of options                   320,000          3,200          -       324,300             -             -        327,500
Issuance of common stock with
  warrants in private placements,
  net of cash offering costs
  of $512,195                         4,329,850         43,298          -     7,766,547             -             -      7,809,845
Issuance of common stock for
  services                              450,000          4,500          -     1,003,125             -             -      1,007,625
Issuance of options and warrants
  for services                                -              -          -     5,849,585             -             -      5,849,585
Deferred employee stock option
  compensation                                -              -          -       607,885      (607,885)            -              -
Amortization of deferred employee
  stock option compensation                   -              -          -             -     1,120,278             -      1,120,278
Issuance of common stock in
  settlement of debt to directors
  and related parties                 4,840,077         48,402          -     2,371,637             -             -      2,420,039
Net Loss                                      -              -          -             -             -   (23,998,734)   (23,998,734)
                                    -----------   ------------   --------  ------------  ------------  ------------   ------------

BALANCE, JUNE 30, 2001               41,344,467   $    413,445   $ (7,973) $ 92,293,370  $   (713,275) $(90,120,925)  $  1,864,642
                                    ===========   ============   ========  ============  ============  ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                            MPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Inception
                                                                                                (October 2,
                                                              For the Years Ended                 1996) to
                                                                  June 30,                        June 30,
                                                    1999            2000            2001            2001
                                                ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING  ACTIVITIES:
Net loss                                        $(22,838,344)   $(38,161,542)   $(23,998,734)   $(90,120,925)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                      454,494         756,055       1,235,213       2,514,842
  Book value of fixed assets disposed                  7,062           5,796          61,414          74,272
  Loss on unconsolidated subsidiary                1,161,622               -               -       1,466,467
  Provision for doubtful accounts                          -               -          29,218          29,218
  Impariment of note receivable                            -               -         212,500         212,500
  Non-cash common stock, common stock
  option and warrant expense                      15,768,058      20,431,800       7,398,455      43,748,313
  Changes in operating assets and liabilities:
  Accounts receivable                                      -        (151,186)       (170,466)       (321,652)
  Increase in inventory                                    -               -      (4,303,895)     (4,303,895)
  Prepaid expenses and other
   current assets                                    (82,100)       (730,626)         88,280        (740,446)
  Production advances-related parties                      -      (1,109,641)      1,109,641               -
  Increase in other assets                                 -               -        (150,000)       (150,000)
  Cash overdraft                                      (8,432)              -               -               -
  Receivables from subsidiary                              -               -               -        (150,000)
  Due from officer                                         -               -        (100,000)       (100,000)
  Accounts payable                                (1,272,815)      1,086,736       2,802,008       4,322,513
  Accrued expenses                                 1,400,779        (391,997)         (5,394)      1,682,766
  Due to related parties                            (511,394)        483,365       2,106,707       2,168,737
                                                ------------    ------------    ------------    ------------
    Net cash used in operating
      activities                                  (5,921,070)    (17,781,240)    (13,685,053)    (39,667,290)
                                                ------------    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in patents and licensing rights         (59,907)        (38,272)       (148,127)       (301,071)
  Purchase of property and equipment                (280,744)     (1,348,210)       (705,577)     (2,432,355)
                                                ------------    ------------    ------------    ------------

    Net cash used in investing
      activities                                    (340,651)     (1,386,482)       (853,704)     (2,733,426)
                                                ------------    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loan payable                         (210,000)              -               -               -
  Net proceeds from private placement
   of common stock and exercise of
   options and warrants                           14,449,581      17,622,279       8,137,345      42,439,694
  Repurchase of treasury stock
   at cost                                                 -               -               -          (7,973)
                                                ------------    ------------    ------------    ------------
    Net cash provided by financing
      activities                                  14,239,581      17,622,279       8,137,345      42,431,721
                                                ------------    ------------    ------------    ------------

Net increase (decrease) in cash                    7,977,860      (1,545,443)     (6,401,412)         31,005
CASH AND CASH EQUIVALENTS,
  beginning of period                                      -       7,977,860       6,432,417               -
                                                ------------    ------------    ------------    ------------
CASH AND CASH EQUIVALENTS,
  end of period                                 $  7,977,860    $  6,432,417    $     31,005    $     31,005
                                                ============    ============    ============    ============


         The accompanying notes are an integral part of these consolidated financial statements.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

1. ORGANIZATION AND NATURE OF BUSINESS

mPhase Technologies, Inc. ("mPhase" or the "Company") was organized on October 2, 1996.

The primary business of mPhase is to design, develop, manufacture and market high-bandwidth telecommunications products incorporating digital subscriber line ("DSL") technology. The present activities of the Company are focused on the deployment of its proprietary Traverser(TM) System, which delivers MPEG2 native non-Internet Protocol based video utilizing existing twisted pair copper wire infrastructure in "plain old telephone systems" ("POTS") and other related component products and services.

On February 17, 1997, mPhase acquired Tecma Laboratories, Inc., ("Tecma") in a transaction accounted for as a reverse merger.

On June 25, 1998, the Company acquired Microphase Telecommunications, Inc. ("MicroTel") a Delaware corporation, through the issuance of 2,500,000 shares of its common stock in exchange for all the issued and outstanding shares of MicroTel (Note 4). The assets acquired in this acquisition were patents and patent applications utilized in the Company's proprietary Traverser(TM) Digital Video and Data Deliver System(TM) ("Traverser(TM)").

On August 21, 1998, the Company incorporated a 100% wholly-owned subsidiary called mPhaseTV.net, Inc., a Delaware corporation. The Company intends for this subsidiary to be the marketing vehicle for its video services over the Internet.

On March 2, 2000 the Company acquired a 50% interest in mPhaseTelevision.Net, Inc. , an incorporated joint venture with AlphaStar International, Inc.
(Note 8). The Company acquired an additional interest in the joint venture of 6.5% in April of 2000 for $1.5 million. Based on its controlling interest in mPhaseTelevision.Net, the operating results of mPhaseTelevision.Net are included in the consolidated results of the Company since March 2, 2000.

The Company is in the development stage and its present activities are focused on the commercial deployment of its proprietary Traverser(TM) and associated DSL component products. Since mPhase is in the development stage, the accompanying consolidated financial statements should not be regarded as typical for normal operating periods.

2. LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

Through June 30, 2001, the Company had incurred development stage losses totaling approximately $92,120,925, and at June 30, 2001 was in a working capital deficit position of $1,458,227. At June 30, 2001, the Company had approximately $31,005 of cash, cash equivalents and approximately $292,400 of trade receivables to fund short-term working capital requirements. The Company has recorded additional revenues of approximately $520,000 through September 30, 2001 related to its POTS splitter shelves and DSL component products. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) the successful wide scale development, deployment and marketing of its products.

The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2002 and continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

         Subsequent to year end, the Company has secured $1,000,000 of subscriptions to purchase common stock from certain officers and directors. To date, $675,000 of such subscriptions have been collected. The Company presently has ongoing discussions and negotiations with a number of additional financing alternatives, one or more of which it believes will be able to successfully close to provide necessary working capital, while maintaining sensitivity to shareholder dilution issues.

In addition to the above financing activities, the following business initiatives are also ongoing and are expected to provide additional working capital to the Company:

         The Company is in negotiation with certain strategic vendors to convert outstanding current liabilities into equity. The Company is currently negotiating with several organizations for the commencement of commercial sales of its Traverser products, including deployment at existing test sites. The Company has had discussions with certain companies for increasing sales of its POTS splitter and component products.

Management believes that actions presently being taken to complete the Company's development stage through the introductory roll-out of its Traverser (TM) Digital Video and Data Delivery System (TM) will be successful. However, there can be no assurance that mPhase will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans. The accompanying financial statements doe not include any adjustments that might result from the outcome of this uncertainty.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of mPhase, its wholly-owned and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

RECLASSIFICATIONS

Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation.

CASH AND CASH EQUIVALENTS

mPhase considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of three to five years.

REVENUE RECOGNITION

All revenue included in the accompanying consolidated statements of operations for all periods presented relates to sales of mPhase's POTS Splitter Shelves and DSL component products.

As required, mPhase has adopted the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidelines on applying generally accepted accounting principles to revenue recognition based on the interpretations and
                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

practices of the SEC. The Company recognizes revenue for its POTS Splitter Shelf and other DSL component products at the time of shipment, at which time, no other significant obligations of the Company exist, other than normal warranty support. In addition, the Company includes costs of shipping and handling billed to customers in revenue with the related expense included in cost of sales.

During fiscal 1999, mPhase received a prepayment of $40,000 relating to the future completion and sale of its Traverser(TM). As the Company's obligations have not yet been met, this amount is recorded as deferred revenue and is included in accrued expenses in each consolidated balance sheet presented herein.

BUSINESS CONCENTRATIONS AND CREDIT RISK

To date the Company's products have been sold to a limited number of customers, primarily in the telecommunications industry. The Company had revenues from two customers representing 64% and 19% of total revenues during the year ended June 30, 2001.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred in accordance with Statement of Financial Accounting Standards ("SFAS"), No. 2, "Accounting for Research and Development Costs."

INCOME TAXES

mPhase accounts for income taxes using the asset and liability method in accordance with SFAS No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. Because of the uncertainty as to their future realizability, net deferred tax assets, consisting primarily of net operating loss carryforwards, have been fully reserved for. Accordingly, no income tax benefit for the net operating loss has been recorded in the accompanying consolidated financial statements.

Utilization of net operating losses generated through June 30, 2001 may be limited due to changes in ownership that occurred.

COMPREHENSIVE INCOME

In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes rules for the Reporting of Comprehensive Income and its components. For each of the years ended June 30, 2001, 2000, 1999, there was no difference between the Company's net income and comprehensive income.

PATENTS AND LICENSES

Patents and licenses are capitalized when mPhase determines there will be a future benefit derived from such assets, and are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset, generally five years.

Amortization expense was $400,299, $442,444 and $460,121 for the years ended June 30, 1999, 2000 and 2001, respectively.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

INVENTORIES

Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists mainly of the Company's POTS Splitter Shelf and Filters. At June 30, 2001, inventory is comprised of the following:

Raw materials ....................................   $  639,524
Finished goods ...................................    3,978,923
                                                     ----------
Total ............................................   $4,618,447
                                                     ----------
Less: Reserve for obsolesence                          (314,552)
                                                     ----------
                                                     $4,303,895
                                                     ==========

LONG-LIVED ASSETS

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such changes in circumstances may include, among other factors, a significant change in technology that may render an asset or an asset group obsolete or noncompetitive, a significant change in the extent or manner in which an asset is used, evidence of a physical defect in an asset or asset group or an operating loss. If changes in circumstances indicate that the carrying amount of an asset may not be recoverable, then the Company estimates the fair value based on the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition, and would record an impairment loss (equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset) if such estimated cash flows are less than the carrying amount of the asset. Fair value would be determined, if necessary, based on an outside appraisal.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheets for mPhase's cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to the short maturities of these financial instruments.

LOSS PER COMMON SHARE, BASIC AND DILUTED

mPhase accounts for net loss per common share in accordance with the provisions of SFAS No. 128, "Earnings per Share" ("EPS"). SFAS No. 128 requires the disclosure of the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their effect is antidilutive.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

STOCK-BASED COMPENSATION

The Company follows the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-based Compensation". SFAS No. 123 encourages, but does not require companies to record compensation expense for stock-based employee compensation plans at fair value. As permitted, the Company has elected to continue to account for stock-based compensation to employees using the intrinsic value method presented in Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value-based method, as defined, had been applied. Compensation expense is generally measured on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

The Company accounts for nonemployee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more readily determinable.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 required all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and
                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  JUNE 30, 2001

intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect that the adoption of the provisions of SFAS 142 will have on its results of operations and financial position.

4. ACQUISITION OF MICROTEL

In June 1998, mPhase issued 2,500,000 shares of common stock in exchange for all of the issued and outstanding shares of MicroTel, a wholly-owned subsidiary of Microphase, Inc. ("Microphase") The transaction was accounted for as a purchase pursuant to APB Opinion No. 16 "Accounting for Business Combinations". The total purchase price of approximately $1,870,000, which was based on the fair market value of the shares issued, was allocated to the patents acquired and is being amortized over an estimated useful life of five years. Pursuant to the agreement of merger, MicroTel has become a wholly-owned subsidiary of mPhase.

5. NOTE RECEIVABLE

As consideration for a letter of settlement with a former consultant of mPhase, the Company had loaned the former consultant $250,000 in the form of a Note (the "Note") secured by 75,000 shares of the former consultants common stock of mPhase. The Note was due April 7, 2001. The Company decreased the Note to $37,500, representing the estimated value of the underlying stock at June 30, 2001. The Company charged $212,500 to administrative expense as a result of this impairment. The Company has included the $37,500, in long-term assets in the accompanying consolidated balance sheet for the year ended June 30, 2001.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001

6. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

                                            June 30
                                      2000           2001
                                 -------------  --------------

Equipment                        $   1,468,881  $    2,879,738
Office and marketing                   245,437         471,086
equipment                        -------------  --------------
                                     1,714,318       3,350,824
Less-Accumulated depreciation         (390,562)     (1,151,979)
                                 -------------  --------------
                                 $   1,323,756  $    2,198,845
                                 =============  ==============

Depreciation expense for the years ended June 30, 1999, 2000 and 2001, was $54,195, $313,611, and $775,092 respectively of which $44,191, $284,954, and $501,676, respectively is included in research and development expense.

7. ACCRUED EXPENSES

Accrued expenses consist of the following:

                                              June 30,
                                         2000         2001
                                         ----         ----

Accrued Bonuses                       $1,056,511            -
Georgia Tech
Research Corporation (Note 12)           445,594      400,000
Other                                    335,427    1,342,138
                                      -----------------------
                                      $1,837,532   $1,742,138
                                      =======================
                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

8. JOINT VENTURE

In March 2000, mPhase acquired a 50% interest in mPhaseTelevision.Net (formerly Telco Television Network, Inc.), an incorporated joint venture, for $20,000. The agreement provided for the grant of warrants to the joint venture partner in consideration of the execution of the Joint Venture Agreement, to purchase 200,000 shares of the Company's common stock for $4.00 per share (valued at $2,633,400). This non-cash charge is included in general and administrative expenses in the accompanying statement of operations for the year ended June 30, 2000. The fair value of the warrants granted to the joint venture partner as of the date of grant was based on the Black-Scholes stock option pricing model, using the following weighted average assumptions: annual expected rate of return of 0%, annual volatility of 115%, risk free interest rate of 5.85% and an expected option life of 3 years. The agreement also stipulates for mPhase's joint venture partner, AlphaStar International, Inc., to provide mPhaseTelevision.Net right of first transmission for its transmissions including MPEG-2 digital satellite television. In addition, in March 2000, mPhase loaned the joint venture $1,000,000 at 8% interest per annum. The loan is repayable to the Company from equity infusions to the subsidiary, no later than such time that mPhaseTelevision.Net qualifies for a NASDAQ Small Cap Market Listing. During April 2000, the Company acquired an additional 6.5% interest in mPhaseTelevision.Net for $1,500,000.

During the fiscal year ended June 30, 2001 the joint venture was charged $1,009,420 in fees and costs by its joint venture partner and its affiliates.

9. STOCKHOLDERS' EQUITY

mPhase initially authorized capital of 50,000,000 shares of common stock with no par value. On February 23, 2000, the Board of Directors proposed and on May 22, 2000 the shareholders approved an increase in the authorized capital to 150,000,000 shares of common stock.

On January 26, 2000 the Board of Directors of mPhase resolved that the stated value of the common stock was $.01 for accounting purposes and, as such, the financial statements have been retroactively restated to reflect this change.

Tecma issued 6,600,000 shares of common stock for all of the issued and outstanding shares of the Company in the reverse acquisition (Note 1).

In October 1997, mPhase issued 250,000 shares of its common stock in connection with its investment in Complete Telecommunications Inc.

During the year ended June 30, 1998, mPhase sold, pursuant to private placements, 2,095,014 shares of its common stock together with 1,745,179 warrants for proceeds to the Company of $1,472,015, net of offering costs of $205,203. The warrants were issued to purchase one share each of common stock at an exercise price of $0.75, and exercised during the year ended June 30, 2000 generating proceeds to the Company of $1,308,884. Included in offering costs are 100,000 shares of common stock issued for services provided by a third party valued at $0.50 per share, the fair market value on the date of grant.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

9. STOCKHOLDERS' EQUITY (Continued)

During the year ended June 30, 1998, mPhase issued 300,000 shares of common stock to consultants for services at $0.50 per share, its fair market value. The Company recorded a charge to operations of $150,000 included in cummulative from inception in the accompanying consolidated statement of operations.

On June 25, 1998, mPhase issued 2,500,000 shares of its common stock for all of the outstanding stock of MicroTel (Note 4) for approximately $1,870,000, the fair market value.

In November 1998, mPhase sold, 3,120,000 shares of its common stock at $1.00 per share, together with 1,000,000 warrants, with an exercise price of $1.00 per share, for $3,013,000 net of offering costs of approximately $107,000 in private transactions pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, with accredited investors. On June 2, 2000 these warrants were exercised, generating proceeds to the Company of $1,000,000.

During the year ended June 30, 1999, mPhase issued 1,599,332 shares of common stock to employees and consultants for services performed. The Company recognized a charge to operations of $8,760,866, based upon the fair market value of the shares.

In April, May and June of 1999, mPhase sold a total of 642,000 shares of common stock at $2.50 per share, together with 642,000 warrants for $1,559,647, net of offering costs of $45,353 in private transactions pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, with accredited investors. The warrants expire in June 2004. By June 30, 2000, 148,000 of these warrants were exercised, generating proceeds to the Company of $370,000.

In June 1999, mPhase sold 4,426,698 shares of its common stock at a price of $2.50 per share for $10,387,434, net of offering costs of $679,311, in private transactions pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, with accredited investors.

In December 1999 and January 2000, mPhase sold, pursuant to private placements, 1,000,000 shares of common stock at a price of $4.00 per share, net of cash offering costs of $200,000, generating net proceeds to the Company of $3,800,000 in private transactions pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, with accredited investors. In connection with the private placements, the Company issued 200,000 and 50,000 warrants to purchase common stock to the respective investors. The warrants had an exercise price of $4.00 and $5.00, respectively. During February 2000, these warrants were exercised, generating $1,050,000 of proceeds to the Company.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

9. STOCKHOLDERS' EQUITY (continued)

In March 2000, mPhase sold 832,500 shares of common stock at a price of $10.00 per share, net of cash offering costs of $466,480, and issued 124,875 shares to a transaction advisor for services, generating net proceeds to the Company of $7,858,520 in private transactions pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, with accredited investors. On May 5, 2000 the Company issued an additional 208,125 shares to these investors due to a market value adjustment. These shares were valued at $1,808,086, which is included in general and administrative expenses in the accompanying statement of operations for the year ended June 30, 2000.

During the year ended June 30, 2000, mPhase issued 1,164,215 shares of common stock to employees and consultants for services performed. The Company recognized a charge to operations of $8,623,907, based upon the fair market value of the common stock on the dates of grant.

In September 2000, mPhase issued 510,000 shares of its common stock, generating net proceeds of $2,532,120, net of cash offering costs of $17,880 in private transactions pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, with accredited investors. In connection with the private placement, the Company issued 105,750 shares of its common stock to transaction advisors.

In February 2001, mPhase sold 2,342,500 shares of its common stock and a like amount of warrants to purchase one share each of the Company's common stock generating gross proceeds of $4,685,000 in private transactions pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended with accredited investors. The attached warrants permit the investor to purchase one share each of common stock at an exercise price of $3.00 per share. The Company incurred cash offering costs of $425,315 and also issued 284,600 shares of its common stock and 162,600 warrants to purchase one share each at an exercise price of $3.00 to transaction advisors.

In May and June 2001, mPhase sold 1,087,000 shares of its common stock and a like amount of warrants to purchase one share each of the Company's common stock generating gross proceeds of $1,087,000 in private transactions pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended with accredited investors. The attached warrants permit the investor to purchase one share each of common stock at an exercise price of $3.00. The Company incurred offering costs of $69,000.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

9. STOCKHOLDERS' EQUITY (continued)

During the year ended June 30, 2001, the Company issued 450,000 shares of common stock to consultants for services performed and to be performed. The Company recognized a charge to operations of $886,534 and deferred $121,091 for services to be performed in the fiscal year ending June 30, 2002. Total expense of $1,007,625, based upon the fair market value of the common stock on the date of the grant.

STOCK INCENTIVE PLANS

On August 15, 1997, mPhase established its Long Term Stock Incentive Plan. Included as part of the Long Term Stock Incentive Plan, is the Stock Option Plan (the "Plan"), in which incentive stock options and nonqualified stock options may be granted to officers, employees and consultants of the Company. On February 23, 2000 the board of directors proposed and on May 22, 2000 the stockholders approved an increase in the total shares eligible under this plan to 15,000,000 shares. Vesting terms of the options range from immediately to two years and generally expire in five years.

On May 30, 2001, mPhase established the 2001 Stock Incentive Plan (the "2001 Plan"), in which incentive stock options and non-qualified stock options may be granted to officers, employees and consultants of the Company. The total shares eligible under the 2001 Plan is 20,000,000 shares, in addition to the shares previously authorized for issuance under the prior plan. Vesting terms of the options range from immediately to two years and options generally expire in five years. The maximum number of shares that may be granted during any one fiscal year to any one individual under the 2001 Plan is limited to 500,000 shares.

A summary of the stock option activity for the years ended June 30, 1999, 2000 and 2001 pursuant to the terms of both plans, which include incentive stock options and non-qualified stock options, is set forth on the below:

                                                                   WEIGHTED
                                                   NUMBER OF       AVERAGE
                                                    OPTIONS     EXERCISE PRICE
                                                  ----------    --------------
Outstanding at July 1, 1998                        3,700,000         1.00
  Granted                                          2,457,500         1.78
  Exercised                                               --           --
  Canceled                                          (750,000)        1.00
                                                   ---------         ----

Outstanding at June 30, 1999                       5,407,500         1.35
  Granted                                          2,710,000         3.49
  Exercised                                         (655,000)        2.93
  Canceled                                                --           --
                                                   ---------         ----

Outstanding at June 30, 2000                       7,462,500        $2.09
Granted                                            5,618,000         1.56
Exercised                                           (320,000)        1.02
Canceled                                            (180,000)        2.39
                                                  ----------        -----

Outstanding at June 30, 2001                      12,580,500        $1.94
                                                  ==========        =====


Exercisable at June 30, 2001                      12,169,629        $1.79
                                                  ==========        =====

The fair value of options granted in 1999, 2000 and 2001 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 90% in 1999; 115% in 2000 and 113% in 2001, risk-free interest rate ranging from 4.85% to 6.18% and expected option life of three years.

The per share weighted average fair value of stock options granted during 1999, 2000 and 2001 was $5.01, $6.99 and $1.16 respectively. The per share weighted average remaining life of the options outstanding at June 30, 1999, 2000 and 2001 is 3.91, 3.86 and 3.66 years, respectively.

mPhase has elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value. Had compensation expense for stock options granted under the Plan been determined based on fair value at the grant dates, mPhase's net loss for 1999, 2000 and 2001 would have been increased to the pro forma amounts shown below.

                                             JUNE 30
                               -----------------------------------
                                1999          2000          2001
                                ----          ----          ----
Net Loss:
  As reported                $22,838,344   $38,161,542    $23,998,734
  Pro forma                  $24,576,165   $40,097,570    $25,243,270

Net Loss Per Share
  As reported                $     (1.42)  $     (1.41)   $      (.72)
                             ===========   ===========    ===========

  Pro forma                  $     (1.53)  $     (1.49)   $      (.75)
                             ===========   ===========    ===========


For the year ended June 30, 1999, mPhase recorded non-cash charges and deferred compensation totaling $7,129,890 and $140,000, respectively, in connection with the grant of 1,607,500 options to employees and 850,000 options to consultants for services rendered.

For the year ended June 30, 2000, mPhase recorded non-cash charges and deferred compensation totaling $9,448,100 and $1,637,375, respectively, in connection with the grant of 2,710,000 options to employees and options to consultants for services rendered or to be rendered.

For the year ended June 30, 2001, the Company recorded non-cash charges and deferred compensation totaling $2,955,964 and $607,885, respectively, in connection with the grant of 5,618,000 options to employees and options to consultants for services rendered or to be rendered. Such charges are the result of the differences between the quoted market value of the Company's common stock on the date of grant and the exercise price for options issued to employees and Black-Scholes stock option pricing calculations for options issued to consultants.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

9. STOCKHOLDERS' EQUITY (Continued)

WARRANTS

In January and April 1998, mPhase issued 25,000 and 50,000 warrants, respectively, each to purchase one share of common stock at an exercise price of $1.06 and $2.44, respectively, for consulting services. The warrants expire five years from the date of issuance. At any time after the date of issuance, the Company may, at its option, elect to redeem all of these warrants at $0.01, subject to adjustment, as defined, per warrant, provided that the average closing price of the common stock for 20 business days within any period of 30 consecutive business days exceeds $5.00 per share. As of June 30, 2001, none of these warrants remain outstanding.

In July 1998, in connection with the private placements, mPhase issued 400,000 warrants, each to purchase one share of common stock at an exercise price of $1.00 per share. The Company allocated the net proceeds from the sale of the common stock to the common stock and the warrants. On July 26, 1999, pursuant to the warrant agreement these 400,000 warrants were converted into 352,239 shares of common stock. In accordance with the warrant agreement, the warrant holder had the right to initiate a cashless exercise to convert the warrants into shares of common stock in lieu of exchanging cash. The number of shares received was determined by dividing the aggregate fair market value of the shares minus the aggregate exercise price of the warrants by the fair market value of one share.

In September 1998, mPhase issued 6,666 warrants for services, each to purchase one share of common stock at an exercise price of $0.75 per share. The warrants expire five years from the date of grant. The Company determined the fair market value of the warrants issued under the Black-Scholes Option Pricing Model to be $16,302. This amount is included in the Company's general and administrative expenses in the accompanying consolidated statement of operations as of June 30, 1999. These warrants were exercised during the year ended June 30, 2000 generating proceeds to the Company of $5,000.

In June 1999, in connection with the private placements, mPhase also issued 400,000 warrants each to purchase one share of common stock at an exercise price of $1.00 per share. The warrants expire five years from the date of grant. These warrants were exercised during the year ended June 30, 2000 generating proceeds of to the Company of $400,000.

In January 2000, in connection with private placements, mPhase issued 200,000 and 50,000 warrants, each to purchase one share of common stock, at an exercise price of $4.00 and $5.00, respectively. The net proceeds of the private placement were allocated to the warrants and the common stock based on their respective fair values. The warrants expire five years from the date of issuance. These warrants were exercised in February 2000.

During the year ended June 30, 2001, mPhase issued 4,980,125 warrants to investors including 1,550,625 warrants to existing investors as compensation which resulted in a charge of $1,249,804 to operations based upon the fair value of the warrants issued as determined under the Black-Scholes option pricing model, and 162,600 to finders, consultants and investment banking firms, each of these warrants to purchase one share each of the Company's common stock at $3.00, for five years, in connection with private placements.

During the year ended June 30, 2001, mPhase granted 1,180,000 warrants to consultants for services performed and for services to be performed at prices ranging from $1.25 to $5.00, which resulted in a charge of $1,185,874 to operations and deferred $457,942 for services to be performed in the fiscal year to end June 30, 2002, totalling $1,643,816 based upon the fair value of the warrants issued as determined under the Black-Scholes option pricing model.

As of June 30, 2001, 6,816,725 warrants remain outstanding with a weighted average exercise price of $2.93.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

10. RELATED PARTY TRANSACTIONS

mPhase's President, Executive Vice President and Chairman of the Board of the Company are also employees of Microphase (Note 4). On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000 and in January 2000 to $11,050 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development assistance. Microphase also charges fees for specific projects on a project-by-project basis. During the years ended June 30, 1999, 2000 and 2001 and for the period from inception (October 2, 1996) to June 30, 2001, $600,000, $2,547,847,
$2,128,983 and $5,363,830, respectively, have been charged to expense or inventory under these Agreements and is included in operating expenses in the accompanying consolidated statements of operations. Management believes that amounts charged to the Company by Microphase are commensurate to amounts that would be incurred if outside third parties were used.

Also, during the fiscal year ended June 30, 2000, $2,600,000 was advanced to Microphase in the form of a note, which was repaid by Microphase during the year. mPhase recorded $39,000 of interest income on this note for the year ended June 30, 2000. The Company is obligated to pay a 3% royalty to Microphase on revenues from its proprietary Traverser(TM) Digital Video and Data Delivery System(TM) and DSL component products. During the year ended June 30, 2001, mPhase recorded royalties to Microphase totaling $297,793. As of June 30, 2000, amounts due from Microphase were immaterial. As of June 30, 2001, the Company converted $639,000 of amounts payable to microphase into 1,278,000 shares of mPhase common stock and had $70,799 payable to Microphase, which is included in amounts due to related parties in the accompanying consolidated balance sheet.

On February 15, 1997, mPhase entered into a Technology, Patent and Trademark License Agreement (the "Agreement") with MicroTel (Note 4). The Agreement permits the Company to utilize the patent and trademark technology of MicroTel under a licensing arrangement. The Company made payments of $37,500 per month, commencing June 1, 1997 for technology development. During the period ended June 30, 1997 and 1998, $37,500 and $450,000 has been charged to expense under this Agreement and is included in licensing fees in the accompanying consolidated statement of operations. As of June 25, 1998, the Company acquired MicroTel and as of that date this Agreement is no longer in effect.

During the year ended June 30, 2000, mPhase advanced money to Janifast Limited, which is owned by U.S. Janifast Holdings, Ltd, a related party of which three directors of mPhase are significant shareholders, in connection with the manufacturing of POTS Splitter shelves and DSL component products. As of June 30, 2000 the amount advanced to Janifast was approximately $1,106,000, which is included in production advances-related parties on the accompanying balance sheet. There were no such advances as of June 30, 2001.

For consulting services rendered in connection with the joint venture (Note 8), the Company agreed to pay two officers of the Company and a related party $412,400, which was included on the June 30, 2000 consolidated balance sheet of the Company. This amount was paid by the Company during the year ended June 30, 2001.

Due to related parties as of June 30, 2000 includes $36,120 due to Nutley Securities, a company owned by mPhase's president and $49,180 due to affiliates of the Company's joint venture partner, Alpha Star International, Inc. both amounts are for various services performed.

On November 26, 1999, PacketPort, Inc., a company owned by Mr. Durando, the President and CEO of mPhase, acquired a controlling interest in Linkon Corp., which subsequently changed its name to PacketPort.com, Inc. In connection with this transaction, Mr. Durando transferred 350,000 of his own shares of mPhase's common stock to Packet Port, Inc. Included in other current assets as of June 30, 2000 is $11,694 due from PacketPort.com for certain expenses paid by the Company on behalf of PacketPort.com.

                         mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

10. RELATED PARTY TRANSACTIONS (Continued)

In July 2000, mPhase added a member to the Board of Directors who is employed by an investment-banking firm that has assisted and is expected to continue to assist the Company in raising capital through private financing. During the year ended June 30, 2001, the company issued 140,350 shares of common stock for investment banking services rendered during the period and recorded an additional $69,000 of fees which is included in accrued expenses at June 30, 2001. A member of mPhase's Board of Directors is employed by Lintel, Inc, the parent corporation of Hart Telephone. The Company has installed its prototype product and commenced beta testing at Hart Telephone. In addition, the Company has entered into a supply agreement with Hart Telephone upon the completion of beta testing and the commencement of production of the Traverser(TM). As consideration for the execution of the agreement with Hart Telephone, in May 2000, mPhase issued Hart Telephone 125,000 options each to purchase one share of common stock at an exercise price of $1.00 (valued at $1,010,375), which is included in research and development expenses in the accompanying statement of operations as of June 30, 2000.

Effective June 30, 2001 the Company converted $2,420,039 of liabilities due to directors and related parties into 4,840,077 shares of the Company's common stock pursuant to debt conversion agreements.

11. INCOME TAXES

No provision has been made for corporate income taxes due to cumulative losses incurred. At June 30, 2001, mPhase has operating loss carryforwards of approximately $55.8 million and $55.5 million to offset future federal and state income taxes respectively, which expire through 2021. Certain changes in stock ownership can result in a limitation in the amount of net operating loss and tax credit carryovers that can be utilized each year.

At June 30, 2001 the Company has net deferred income tax assets of approximately $20.9 comprised principally of the future tax benefit of net operating loss carryforwards. A full valuation reserve has been recorded against such assets due to the uncertainty as to their future realizability.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

12. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

mPhase has entered into various agreements with Georgia Tech Research Corporation ("GTRC"), pursuant to which the Company receives technical assistance in developing the commercialization of its Digital Video and Data Delivery System(TM). The amount incurred by the Company for GTRC technical assistance with respect to its research and development activities during the years ended June 30, 1999, 2000 and 2001 totaled $2,450,253, $4,563,560, and
$3,814,300 respectively, and $12,974,300 from the period from inception through June 30, 2001.

If and when sales commence utilizing this particular technology, the Company will be obligated to pay to GTRC a royalty equal to 5% of product sales, as defined.

mPhase is a party to employee agreements with certain key executives providing for cash commitments of $675,000 through June 30, 2002. In addition, one of the executives is entitled to an annual bonus equal to 5% of the appreciation in market value of mPhase's stock from year-to-year based on the change in the Company's issued and outstanding common stock at each fiscal year end through June 30, 2002, 25% of which is to be paid in cash and the remainder in common stock of the Company.

CONTINGENCIES

During the year ended June 30, 2000, mPhase settled a litigation with Global Music and Media Inc. ("Global"), which had asserted that it had the exclusive right to market the Company's technology. This litigation was resolved in August 1999 in a settlement agreement wherein Global Music surrendered its claim to mPhase's technology in exchange for the Company to settle claims of Hal Willis against Global for a cash payment of $100,000, the issuance of 75,000 shares of mPhase's common stock and options to purchase another 75,000 shares at $5.63 per share and the payment of $90,000 to Global to settle employee claims, the cost of which had been recorded in the consolidated financial statements as of June 30, 1999. As such, $1,161,622 is included in accrued expenses on the consolidated balance sheet at June 30, 1999 and $1,161,622 is included in loss from unconsolidated subsidiary on the consolidated statement of operations for the year ended June 30, 1999 related to this settlement. The agreement also called for the repurchase of 75,000 shares of the Company's common stock from the owners of Global by the Company or its co-defendant, Microphase. Microphase repurchased these shares in August 1999.

From time to time, mPhase may be involved in various legal proceedings and other matters arising in the normal course of business. The Company currently has no material outstanding legal proceedings.

13. SUBSEQUENT EVENTS

During July 2001, the Company received $75,000 in proceeds from the sale of 75,000 restricted shares of its common stock together with a like amount of warrants at exercise prices of $3.00, upon the closing of a private placement which had commenced in May, 2001.

In September, 2001 certain Board members subscribed to purchase up to 2,000,000 restricted shares of the Company's common stock for $1,000,000. As of October 12, 2001, $675,000 has been collected on this subscription, the balance of which is due in November.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 mPHASE TECHNOLOGIES, INC.

Dated: October 15, 2001                       By: /s/ RONALD A. DURANDO
                                                 ------------------------------
                                                        Ronald A. Durando
                                                        President, CEO


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Necdet F. Ergul    Chairman of the Board                October 15, 2001

Ronald A. Durando  Chief Executive Officer, Director    October 15, 2001

Gustave T. Dotoli  Chief Operating Officer, Director    October 15, 2001

Martin S. Smiley   Chief Financial Officer              October 15, 2001

Anthony Guerino    Director                             October 15, 2001

Abraham Biderman   Director                             October 15, 2001