Form 10-Q
period 2001-09-30
MPHASE TECHNOLOGIES INC
filed 2001-11-14
CIK 825322

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

                    ISSUER'S TELEPHONE NUMBER, (203) 838-2741



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, DURING THE PRECEDING 12 MONTHS (OR FOR SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORT), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF NOVEMBER 9, 2001 IS 44,406,129 SHARES, ALL OF ONE CLASS OF $.01 STATED VALUE COMMON STOCK.

                            mPHASE TECHNOLOGIES, INC.

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----

PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS
         Consolidated Balance Sheets-June 30, 2001
           and September 30, 2001 (Unaudited) ....................................................................1

         Unaudited Consolidated Statements of Operations-Three Months Ended
           September 30, 2000 and 2001 and from October 2, 1996
           (Date of Inception) to September 30, 2001 .............................................................2

         Unaudited Consolidated Statement of Changes in Shareholders' Equity .....................................3
           Three months ended September 30, 2001

         Unaudited Consolidated Statements of Cash Flows-Three Months Ended
           September, 2000 and 2001 and from October 2, 1996
           (Date of Inception) to September 30, 2001 .............................................................4

         Notes to Unaudited Consolidated Financial Statements ................................................5 - 9

ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...............................................................10 - 14

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .............................................15

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings ......................................................................................15

Item 2.  Changes in Securities ..................................................................................15

Item 3.  Defaults Upon Senior Securities ........................................................................15

Item 4.  Submission of Matters to a Vote of Security Holders ....................................................15

Item 5.  Other Information ......................................................................................15

Item 6.  Exhibits on Reports on Form 8-K ........................................................................15

Signature Page ..................................................................................................16

                            mPHASE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                          June 30,        September 30,
                                                                           2001               2001
                                                                        ----------         ----------
                                                                                           (Unaudited)
      ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                            $ 31,005              $   30,904
  Accounts receivable, net                                              292,434                 414,212
  Common Stock Subscription-Officers
   and Directors                                                              -                 550,000
  Inventory                                                           4,303,895               4,235,644
  Due from Officer                                                      100,000                 100,000
  Prepaid expenses and other current assets                             856,979                 422,196
                                                                     ----------              ----------


      Total Current Assets                                           $5,584,313              $5,752,956
                                                                     ----------              ----------
Property and equipment, net                                           2,198,845               1,973,848
Patents and licensing rights, net                                     1,026,524                 917,247
Other assets                                                            187,500                 150,000
                                                                     ----------              ----------

      TOTAL ASSETS                                                   $8,997,182              $8,794,051
                                                                     ==========              ==========


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                    5,116,029               5,121,045
  Accrued expenses                                                    1,742,138               1,873,071
  Due to officers                                                             -                 156,252
  Due to related parties                                                184,373               1,012,793
  Deferred revenue                                                            -                 156,180
                                                                     ----------              ----------

      TOTAL CURRENT LIABILITIES                                       7,042,540               8,319,341
                                                                     ----------              ----------


Other Liabilities                                                        90,000                  60,000
                                                                     ----------              ----------

STOCKHOLDERS' EQUITY

Common stock, stated value $.01, 150,000,000 shares authorized;
  41,344,467 and 44,396,429 shares issued and outstanding at
  June 30, 2001, and September 30, 2001, respectively                   413,445                 443,964
Additional paid in capital                                           92,293,370              94,658,752
Deferred compensation                                                  (713,275)               (495,775)
Deficit accumulated during development stage                        (90,120,925)            (94,184,258)
Treasury stock, 13,750 shares at cost                                    (7,973)                 (7,973)
                                                                     ----------              ----------

    TOTAL STOCKHOLDERS' EQUITY                                        1,864,642                 414,710
                                                                     ----------              ----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $8,997,182              $8,794,051
                                                                     ==========              ==========

See notes to consolidated financial statements.

                            mPHASE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                             October 2,
                                                                                                1996
                                                                                             (Date of
                                                                     For the                 Inception)
                                                                Three Months Ended               to
                                                                   September 30,            September 30,
                                                                2000            2001            2001
                                                             ----------      ---------      --------------
REVENUES                                                     $1,865,610      $ 537,008       $11,340,618
                                                             ----------      ---------       -----------

COSTS AND EXPENSES
  Cost of Sales                                                 871,852        456,699         6,393,128
  Research and development                                    3,162,361      1,111,416        28,100,607
  (including non-cash stock
   related charges of $0,
   $167,770, and $1,560,606,
   respectively
  General and Administrative                                  3,125,162      2,644,088        43,282,145
  (including non-cash stock
   related charges of $1,155,122,
   $942,355, and $18,783,128,
   respectively)
  Depreciation and amortization                                 123,458        193,079         1,774,508
  Non-cash charges for stock based
   compensation                                                 361,934        217,500        24,734,122
                                                             ----------      ---------       -----------

      TOTAL COSTS AND EXPENSES                                7,644,767      4,622,782       104,284,510
                                                             ----------      ---------       -----------

      LOSS FROM OPERATIONS                                   (5,779,157)    (4,085,774)      (92,943,892)

OTHER INCOME (EXPENSE):
  MINORITY INTEREST LOSS IN
    CONSOLIDATED SUBSIDIARY                                           -              -            20,000
  LOSS FROM UNCONSOLIDATED SUBSIDIARY                                 -              -        (1,466,467)
  INTEREST INCOME (EXPENSE), NET                                 28,479        (10,087)          173,573
                                                             ----------      ---------       -----------
      TOTAL OTHER INCOME (EXPENSE)                               28,479        (10,087)       (1,272,894)
                                                             ----------      ---------       -----------
LOSS BEFORE EXTRAORDINARY ITEM                                        -     (4,095,861)      (94,216,786)

  GAIN ON DEBT EXTINGUISHMENTS,
    net of tax of $0                                                  -         32,528            32,528
                                                            -----------    -----------      ------------
NET LOSS                                                    $(5,750,678)   $(4,063,333)     $(94,184,258)
                                                            ===========    ===========      ============

LOSS PER COMMON SHARE:
  Basic and diluted
  Loss from continuing operations
    before extraordinary gains                                    $(.18)         $(.10)
                                                                  -----          -----
  Extraordinary gains on debt extinguishment                      $   -          $   -
                                                                  -----          -----

  Net loss per common share                                       $(.18)         $(.10)
                                                                  =====          =====

WEIGHTED AVERAGE COMMON SHARES;
  OUTSTANDING, basic and
   diluted                                                   31,562,727     42,037,506
                                                             ==========     ==========


See notes to consolidated financial statements
                            mPHASE TECHNOLOGIES, INC
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
            For the three months ended September 30, 2001 (unaudited)

----------------- ------------ ----------- ----------- ------------- -------------- -------------- -------------------
                    Shares        $.01       Treasury     Additional    Deferred      Accumulated         TOTAL
                                 Stated       Stock       Paid-in     Compensation      Deficit        STOCKHOLDERS
                                 Value                    Stock                                          EQUITY
----------------- ------------ ----------- ----------- ------------- -------------- -------------- -------------------
Balance June      41,344,467    $413,445     $(7,973)    $92,293,370    $(713,275)    $(90,120,925)     $ 1,864,642
30, 2001

Issuance of           75,000         750          -           74,250          -               -              75,000
Common stock
with warrants
in private
placement

Issuance of          717,000       7,170          -          394,470          -               -             401,640
Common stock
for services

  Issuance of          -             -            -          625,860          -               -             625,860
  options and
  warrants for
    services

Amortization of        -             -            -             -         217,500             -             217,500
    deferred
 employee stock
     option
  compensation

  Issuance of        259,962       2,599          -          290,802          -               -             293,401
common stock in
 settlement of
      debt

  Issuance of      2,000,000      20,000          -          980,000          -               -           1,000,000
Common stock to
    certain
  Officers and
   Directors

    Net Loss           -           -              -             -             -         (4,063,333)      (4,063,333)
                  ----------   ---------     -------     -----------    ---------     ------------      -----------
    Balance,      44,396,429    $443,964     $(7,973)    $94,658,752    $(495,775)    $(94,184,258)     $   414,710
                  ==========   =========     =======     ===========    =========     ============      ===========
   September
    30,2001



                See notes to consolidated financial statements.

                            mPHASE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                   October 2,
                                                                                                      1996
                                                                                                    (Date of
                                                                        For the                     Inception)
                                                                  Three Months Ended                    to
                                                                      September 30,                September 30,
                                                                 2000              2001                2001
                                                               -------          ---------         --------------
Cash Flow From Operating Activities:
   Net Loss                                                 $(5,750,678)       $(4,063,333)         $(94,184,258)
   Adjustments to reconcile net loss
     to net cash used in operating
     activities:
     Depreciation and amortization                              239,383            427,132             2,941,974
     Book value of fixed assets disposed                         26,477                  -                74,272
     Provision for doubtful accounts                                  -                  -                29,218
     Extraordinary gain on debt extinguishment                        -             32,528                32,528
     Loss on unconsolidated subsidiary                                -                  -             1,466,467
     Impairment of note receivable                                    -                  -               212,500
     Non-cash charges relating to
       issuance of common stock,
       common stock options and
       warrants                                               1,517,086          1,327,625            45,075,938
   Changes in assets and liabilities:
     Accounts receivable                                     (1,411,682)          (121,778)             (443,430)
     Inventory                                                 (512,250)            68,251            (4,235,644)
     Prepaid expenses and other
       current assets                                          (227,907)           133,158              (607,288)
     Other assets                                                     -             37,500              (112,500)
     Accounts payable                                         1,613,830            (64,693)            4,257,820
     Accrued expenses                                           226,114            554,753             2,237,519
     Due to/from related parties                             (1,282,283)           860,028             3,028,765
     Due to officers                                                  -            156,252               156,252
     Receivables from Subsidiary                                      -                  -              (150,000)
     Due from officer                                                 -                  -              (100,000)
     Deferred revenue                                                 -            156,180               156,180
                                                            -----------         ----------           -----------
     Net cash used in operating
     activities                                              (5,561,910)          (496,397)          (40,163,687)
                                                            -----------         ----------           -----------
Cash Flow From Investing Activities:
  Payments related to patents and
    licensing rights                                                  -               (840)             (301,911)
  Purchases of fixed assets                                    (156,933)           (27,864)           (2,460,219)
                                                            -----------         ----------            ----------
      Net cash used in investing
        activities                                             (156,933)           (28,704)           (2,762,130)
                                                            -----------         ----------            ----------
Cash Flow From Financing Activities:
  Proceeds from issuance of common
   stock and exercises of options and
   warrants                                                   2,732,120            525,000            42,964,694
  Repurchase of treasury stock at cost                                -                  -                (7,973)
                                                            -----------         ----------            ----------
      Net cash provided by financing
        activities                                            2,732,120            525,000            42,956,721
                                                            -----------         ----------            ----------
Net (decrease)increase in cash                               (2,986,783)              (101)               30,904
Cash and cash equivalents,
  beginning of period                                         6,432,417             31,005                     -
                                                            -----------         ----------            ----------
Cash and Cash equivalents,
  end of period                                             $ 3,445,634         $   30,904            $   30,904
                                                            ===========         ==========            ==========

See notes to the consolidated financial statements.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS-mPhase Technologies, Inc. (the "Company") was organized on October 2, 1996. On February 17, 1997, the Company acquired Tecma Laboratories, Inc. ("Tecma") in a transaction accounted for as a reverse merger whereby Tecma issued 6,600,000 shares of its common stock in exchange for all of the issued and outstanding shares of the Company, and thereafter Tecma changed its name to the Company's current name. On June 25, 1998, the Company acquired Microphase Telecommunications, Inc. ("MicroTel"), through the issuance of 2,500,000 shares of its common stock in exchange for all the issued and outstanding shares of MicroTel. The assets acquired in this acquisition were patents and patent applications utilized in the Company's proprietary Traverser-TM- Digital Video Data Delivery System ("Traverser"). The primary business of the Company is to design, develop, manufacture and market high-bandwidth telecommunications products incorporating direct subscriber line ("DSL") technology. The present activities of the Company are focused on the deployment of its proprietary Traverser-TM- utilizing existing twisted pair copper wire infrastructure in "Plain Old Telephone Systems" ("POTS"), and the sale of component products. The Company continues to be a development stage company, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES", as it continues to devote substantially all of its efforts to establishing its core business, and it has not yet commenced the significant deployment of its planned principal operations.

         BASIS OF PRESENTATION-The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

         USE OF ESTIMATES-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         RECLASSIFICATIONS-Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

         EARNINGS PER SHARE-The Company computes earnings per share in accordance with SFAS No. 128, "EARNINGS PER SHARE". Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS for all periods presented since their affect is antidilutive.

         RESEARCH AND DEVELOPMENT-Research and development costs are charged to operations as incurred.

         REVENUE RECOGNITION-All revenue included in the accompanying consolidated statements of operations for all periods presented relates to sales of mPhase's POTS Splitter Shelves and DSL Component products. As required, the Company adopted the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which provides guidance on applying generally accepted accounting principles to revenue recognition based on the interpretations and practices of the SEC. The Company recognizes revenue for its "POTS Splitter Shelf" and "Splitter Card" products at the time of shipment, at which time, no other significant obligations of the Company exist, other than normal warranty support. Deferred revenue relates to prepayments by customers for which the Company's obligation to deliver products has not been met.

         BUSINESS CONCENTRATIONS-Sales to one customer represented approximately 60% of revenues for the three month period ended September 30, 2001.

         RECENT ACCOUNTING PRONOUNCEMENTS-In July 2001, the Financial Accounting Standards Board, ("FASB") issued No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. Adoption of SFAS No. 141 will have no effect on the Company's results of operations or financial position. Management does not expect that adoption of SFAS No. 142 will have a material effect on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect that adoption of SFAS No. 144 will have a material effect on the Company's results of operations or financial position.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.       RELATED PARTY TRANSACTIONS

         Certain members of the management of the Company are also employees of Microphase Corp. ("Microphase"). On May 1, 1997, the Company entered into a month to month agreement with Microphase, pursuant to which the Company uses office space as well as the administrative services of Microphase including the use of accounting personnel. The Company initially paid Microphase $10,000 per month until January 2000, at which time the office space agreement was revised to provide a fee of $11,050 and again on July 2001 this agreement was revised to provide of fee of $11,340 per month. Additionally, in July 1998, the Company entered into an agreement with Microphase, whereby the Company pays Microphase $40,000 per month for technical research and development assistance. Microphase also charges fees for specific projects on a project by project basis. During the three months ended September 30, 2000 and 2001 and for the period from inception (October 2, 1996) to September 30, 2001, $731,088, $258,287 and
$5,622,117 respectively, have been charged to expense or inventory under these agreements.

         The Company is obligated to pay a 3% royalty to Microphase on revenues from the Company's proprietary Traverser Digital Video Data Delivery System and related component products. During the three months ended September 30, 2001 the Company recorded royalties to Microphase totaling $16,409.

         As a result of the foregoing transactions as of September 30, 2001, the Company had a $555,222 payable to Microphase which included in amounts due to related parties in the accompanying consolidated balance sheet.

         During the year ended June 30, 2001 the Company advanced funds to Janifast Limited, which is owned by U.S. Janifast Holdings, Ltd., a company in which three directors of mPhase are significant shareholders, in connection with manufacturing the inventory of POTS Splitter shelves and component products including cards and filters sold by the Company. During the three month ended, the Company had ordered various component parts from Janifast and as of September 30, 2001 the amount due to Janifast was $400,705 which is included in due to related parties in the accompanying balance sheet. During the three month period ended September 30, 2001 Janifast charged the Company $422,363 for product costs and research and development expenses which are included in inventory on the consolidated balance sheet or cost of sales in the statement of operations as of September 30, 2001.

         Included in due to related parties in the accompanying balance sheet as of September 30, 2001 is $52,499 due to affiliates of the Company's joint venture partner, Alpha Star International Inc.

         As consideration for a letter of settlement with a former consultant of mPhase, the Company had loaned the former consultant $250,000 in the form of a Note (the "Note") secured by 75,000 shares of the former consultants common stock of mPhase. The Note was due April 7, 2001. Accordingly, during the year ended June 30, 2001, the Company charged $212,500 to administrative expense as a result of impairment of the Note. The Company has included the balance of $37,500, representing the estimated fair value of the underlying stock, in long-term assets in the accompanying consolidated balance sheet at September 30, 2001.

         During the year ended June 30, 2001, the Company converted $2,420,039 of liabilities due to directors and related parties into 4,840,077 shares of the Company's common stock pursuant to debt conversion agreements.

         During the three months ended September 30, 2001, the Company converted $31,608 of liabilities due to related parties into 63,216 shares of the Company's common stock pursuant to debt conversion agreements.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.       INVENTORY

         Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists mainly of the Company's POTS Splitter Shelf and Splitter card. At September 30, 2001 inventory is comprised of the following:

     Raw materials                                                $750,494
     Finished goods                                              3,933,856
                                                                 ---------

     Total                                                       4,684,350
     Less:  Reserve for Obsolescence                              (448,706)
                                                               ------------

     Net Inventory                                              $4,235,644
                                                               ============

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

         Utilization of net operating losses generated through September 30, 2001 may be limited due to changes in ownership that have occurred.

5.       JOINT VENTURE

         In March 2000, the Company acquired a 50% interest in mPhase Television.Net, Inc. (formerly Telco Television Network, Inc.) for $20,000 pursuant to a Joint Venture Agreement (the "Agreement"). In addition, the Company loaned the joint venture $1,000,000 at 8% interest per annum in March 2000. The loan is repayable to the Company from equity infusions to the subsidiary, but in no event later than such time that mPhase Television qualifies for a NASDAQ Small Cap Market Listing. During April 2000, the Company acquired an additional 6.5% in interest in mPhase Television for $1,500,000. The Agreement stipulates for mPhase's joint venture partner, AlphaStar International, Inc., to provide mPhase Television.Net right of first transmission for its transmissions including MPEG-2 digital satellite television.

         During the three months ended September 30, 2000 and 2001, the joint venture was charged $197,865 and $35,608, respectively, in certain allocable fees and costs by the joint venture partner and its affiliates. Through September 30, 2001 100% of the losses incurred of the subsidiary have been consolidated into the results of operations of the Company.

         Effective October 1, 2001 the Company and the joint venture partner agreed to reduced monthly allocable amounts discussed in Note 8.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.       EQUITY TRANSACTIONS

         During the three month period ended September 30, 2001, the Company sold 75,000 shares of its common stock and a like amount of warrants to purchase one share each of the Company's common stock at an exercise price of $3.00 generating gross proceeds of $75,000 in a private transaction with accredited investors.

In September 2001, certain Board members subscribed to purchase up to 2,000,000 restricted shares of the Company's common stock for $1,000,000. As of September 30, 2001 $450,000 has been collected on this subscription, the balance of which $550,000 has been collected in full as of November 13, 2001.

The Company granted 410,000 options to employees and 1,710,000 options to consultants for services performed during the three month period ended September 30, 2001. Also, during the three months ended September 30, 2001, the Company granted 717,000 shares of its common stock to consultants for services performed. Certain strategic vendors converted $293,401 of accounts payable and accrued expenses into 259,962 shares of the Company's common stock.

7.       DEBT EXTINGUISHMENTS

         During the three months ended September 30, 2001, pursuant to debt conversion agreements, the Company converted $59,501 of liabilities due to certain vendors into 79,334 shares of the Company's common stock, which resulted in extraordinary gain on extinguishment of $32,528.

8.       COMMITMENTS AND CONTINGENCIES

         The Company has entered into various agreements with Georgia Tech Research Corporation ("GTRC"), pursuant to which the Company receives technical assistance in developing the commercialization of its digital video and data delivery system (DVDDS). The amounts incurred by the Company for GTRC technical assistance with respect to its research and development activities and included in the accompanying consolidated statement of operations for the three months ended September 30, 2000 and 2001 and for the period from inception through September 30, 2001 totaled approximately $1,135,000, $250,000 and $13,224,300, respectively. If and when sales commence utilizing this particular technology, the Company will be obligated to pay to GTRC a royalty to 5% of product sales, as defined.

The Company and the joint venture partner of mPhase Television.Net, Inc. agreed to revised expense allocations consisting of $20,000 per month and $120,000 per month, respectively, from October 1, 2001 through June 30, 2002 in connection with agreement to retain its rights to retransmission and is based upon the magnitude of transmission capability and actual utilization, which is at the Company's discretion.

         From time to time, the Company may be involved in various legal proceedings and other matters arising in the normal course of business.

ITEM 2 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS--MPHASE TECHNOLOGIES, INC.

The following is management's discussion and analysis of certain significant factors, which have affected mPhase's financial position and should be read in conjunction with the accompanying financial statements and the related notes.

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

Revenues. To date, all revenues have been generated from sales of POTS Splitter Shelves and other DSL component products to a small number of telecommunications companies. mPhase believes that future revenues are difficult to predict because of the length and variability of the controlled roll-out of the Traverser(TM) to various telecommunications service providers. Since the Company believes that there may be a significant international market for the Traverser(TM), involving many different countries with different regulations, certifications and commercial practices than the United States, future revenues are highly subject to changing variables and uncertainties.

Cost of revenues. The costs necessary to generate revenues from the sale of POTS Splitter Shelves and other DSL component products include direct material, labor and manufacturing. mPhase paid these costs to Janifast Corporation, which has facilities in the People's Republic of China and is owned by and managed by certain senior executives of the Company. The cost of revenues also includes certain royalties paid to Microphase Corporation, a privately-held corporation organized in 1955, which shares certain common management with the Company. Costs for future production of the Traverser(TM) product will consist primarily of payments to manufacturers to acquire the necessary components and assemble the products and future patent royalties payable to Georgia Tech Research Corporation, or GTRC.

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

Non-cash compensation charge. The Company makes extensive use of stock options and warrants as a form of compensation to employees, directors and outside consultants.

THREE MONTHS ENDED SEPTEMBER 30, 2001 VS. SEPTEMBER 30, 2000

REVENUE:

         Total revenues were $537,008 for the three months ended September 30, 2001 compared to $1,865,610 for the three months ended September 30, 2000. The decrease in revenue for the current quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 was due to slowing sales of the Company's POTS Splitter Shelf products, caused by the general downturn in the DSL equipment market, including customers that order component products from the Company. The Company continues to believe that this product is positioned to be competitively priced with high reliability and connectivity, and as such will be an essential part of DSL deployment worldwide. The Company cannot say when the current contraction of DSL deployments will subside.

COST OF REVENUES:

         Cost of sales were $456,699 for the three months ending September 30, 2001 as compared to $871,852 in the prior period, representing 85% and 46.7%, for the quarters ended September 30, 2001 and 2000 respectively, of gross revenues. These margins have varied dramatically as telecommunication companies worldwide have experienced volatility in demand and DSL Deployments which utilize our component products have been significantly reduced this year when compared to last year. Additionally, the Company has offered discounts to certain customers in the period ended September 30, 2001 causing the margin to decrease.


RESEARCH AND DEVELOPMENT:

         Research and development expenses were $1,111,416 for the three months ending September 30, 2001 as compared to $3,162,361 during the comparable period in 2000 this includes $250,000 incurred with GTRC for the three months ended September 30, 2001 as compared to $1,135,000 during the comparable period in 2000 in addition to $861,416 incurred primarily with Microphase and other strategic vendors for the three months ending September 30, 2001 as compared to $2,027,361 during the comparable period in 2000. The decrease in research expenditures are due to the Company's nearing completion of the design and manufacture of prototypes of the set top box and the central office equipment associated with its Traverser product.

         Research expenditures incurred with Microphase were related to the continuing development of the Company's DSL component products, including the Company's POTS Splitters and Micro Filters and the Company's newest product iPOTS(TM). The mPhase iPOTS(TM), Intelligent POTS Splitter, offers a needed solution for the DSL industry; it allows telcos to correctly perform necessary line testing, qualification, troubleshooting and loop maintenance. Previously, loops could not be remotely tested through a conventional POTS Splitter without the use of expensive cross connects or relay banks because of the mandatory DC blocking capacitors in the CO splitter (required by the ITU, ANSI and ETSI). The unique (patent pending) iPOTS(TM) circuit allows most test heads to perform both narrow and wideband testing of the local loop through the central office POTS Splitter. As such, the Company believes that those telcos which need to strengthen their existing DSL capabilities before they can expand their DSL services will utilize this product.

GENERAL AND ADMINISTRATIVE EXPENSES:

         Selling, general and administrative expenses were $2,644,088 for the three months ending September 30, 2001 down from $3,125,162 for the comparable period in 2000. The decrease in the selling, general and administrative costs are a result of the decrease of non-cash charges relating to the issuance of common stock and options to consultants which totaled $942,355 for the three months ended September 30, 2001 as compared to $1,155,122 during the comparable period in 2000 and certain reduction in workforce under the Company's present austerity program in response to the current contraction in the telecommunications equipment market.

NET LOSS:

         The Company recorded a net loss of $4,063,333 for the three months ended September 30, 2001 as compared to a loss of $5,750,678 for the three months ended September 30, 2000. This represents a loss per common share of $(.10) for the three month period ended September 30, 2001 as compared to a loss per common share of $(.18) for the three month period ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001 mPhase had a working capital deficit of $2,566,385 as compared to a working capital deficit of $1,458,227 on June 30, 2001.

         Historically, the Company has funded its operations and capital expenditures primarily through private placements of common stock. However, the Company believes that the sales of its POTS Splitter Shelves and other component products will provide some offset to cash flows used in operations, although there can be no assurance as to the level and growth rate of such sales in future periods as seen with quarter to quarter fluctuations in components sales due to an overall volatile telephone equipment market. At September 30, 2001, the Company had cash and cash equivalents of $30,904, compared to $31,005 at June 30, 2001, accounts receivable and inventory of approximately $.4 million and $4.2 million, respectively. This compared to approximately $.3 million of accounts receivable and inventory of $4.3 million at June 30, 2001.

Cash used in operating activities was $496,397. The cash used by operating activities principally consists of the net loss, the net increase in inventory and accounts receivable offset by the cash generated from related party payables, a net increase in depreciation and amortization, and offset by non cash charges for common stock options and warrants issued for services and increased accounts payable and accrued expenses.

         The Company has entered into various agreements with GTRC, pursuant to which the Company receives technical assistance in developing the commercialization of its Digital Video and Data Delivery System(TM). The Company has incurred expenses in connection with technical assistance from GTRC totaling approximately $1,135,000 and $250,000 for the three months ended September 30, 2000 and 2001 respectively and $13.2 million from the period from inception through September 30, 2001. If and when sales commence utilizing this technology, the Company will be obligated to pay GTRC a royalty of 5% of product sales.

         The Company plans to continue to invest in technology and telecommunications hardware and software in connection with the full commercial production of the Traverser(TM) and the joint venture in mPhaseTelevision.Net, Inc. The timing and nature of such continued investment is dependent upon the Company's ability to raise sufficient capital.

         During the three month period ended September 30, 2001, the Company issued 75,000 shares if its common stock, together with a like amount of warrants with an exercise price of $3.00 for $75,000 as part of a private placement which commenced prior to June 30, 2001. Additionally, certain Officers and Directors subscribed to purchase 2,000,000 shares of common stock, for $1,000,000. In addition, certain strategic vendors converted $293,401 of accounts payable and accrued expenses into 259,962 shares of the Company's common stock.

As of September 30, 2001, mPhase had no material commitments for capital expenditures.

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

Through September 30, 2001, the Company had incurred development stage losses totaling approximately $94,184,218, was in a working capital deficit position of $2,566,385. At September 30, 2001, the Company had approximately $30,904 of cash, cash equivalents and approximately $414,200 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) the successful wide scale development, deployment and marketing of its products.

The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2002 and continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

                  Subsequent to year end, the Company has secured $1,000,000 of subscriptions to purchase common stock from certain officers and directors. To date, all of such subscriptions have been collected. The Company presently has ongoing discussions and negotiations with a number of additional financing alternatives, one or more of which it believes will be able to successfully close to provide necessary working capital, while maintaining sensitivity to shareholder dilution issues.

In addition to the above financing activities, the following business initiatives are also ongoing and are expected to provide additional working capital to the Company:

                  The Company is in negotiation with certain strategic vendors to convert outstanding current liabilities into equity. The Company is currently negotiating with several organizations for the commencement of commercial sales of its Traverser products, including deployment at existing test sites. The Company is seeking to increase sales in the present market by providing component products which can make the ongoing realignment in the industry of transferring DSL accounts from struggling or failed CLEC's to RBOC;s a more stabilized exercise.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at September 30, 2001.

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

         (a) EXHIBITS.

         None.

         (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     mPHASE TECHNOLOGIES, INC.


Dated: November 13, 2001                             By: /s/ RONALD A. DURANDO
                                                     --------------------------
                                                     Ronald A. Durando
                                                     President, CEO


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Necdet F. Ergul Chairman of the Board                         November 13, 2001
Ronald A. Durando Chief Executive Officer, Director           November 13, 2001
Gustave T. Dotoli Chief Operating Officer, Director           November 13, 2001
Martin S. Smiley Chief Financial Officer                      November 13, 2001
Anthony Guerino Director                                      November 13, 2001
Abraham Biderman Director                                     November 13, 2001