Form 10-Q
period 2001-12-31
MPHASE TECHNOLOGIES INC
filed 2002-02-14
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED DECEMBER 31, 2001

COMMISSION FILE NO. 000-24969

mPhase Technologies, Inc.
(Exact name of registrant as specified in its charter)

NEW JERSEY	22-2287503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number

587 CONNECTICUT AVE., NORWALK, CT	06854-1711
(Address of principal executive offices)	(Zip Code)

ISSUER’S TELEPHONE NUMBER, (203) 838-2741

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, DURING THE PRECEDING 12 MONTHS (OR FOR SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORT), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.    YES ☒        NO ☐

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF FEBRUARY 14, 2002 IS 55,576,440 SHARES, ALL OF ONE CLASS OF $.01 STATED VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

INDEX

Page
PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
Consolidated Balance Sheets–June 30, 2001 and December 31, 2001 (Unaudited)	1
Unaudited Consolidated Statements of Operations–Three Months ended December 31, 2000 and 2001 and from October 2, 1996 (Date of Inception) to December 31, 2001	2
Unaudited Consolidated Statements of Operations–Six Months ended December 31, 2000 and 2001 and from October 2, 1996 (Date of Inception) to December 31, 2001	3
Unaudited Consolidated Statement of Changes in Shareholders’ Equity Six months ended December 31, 2001	4
Unaudited Consolidated Statements of Cash Flows–Six Months Ended December 31, 2000 and 2001 and from October 2, 1996 (Date of Inception) to December 31, 2001	5
Notes to Unaudited Consolidated Financial Statements	6-11
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12-17
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

PART II OTHER INFORMATION
Item 1. Legal Proceedings	18
Item 2. Changes in Securities	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 5. Other Information	18
Item 6. Exhibits on Reports on Form 8–K	18
Signature Page	19

i

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2001	December 31, 2001
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,005	$258,893
Accounts receivable, net	292,434	56,517
Stock subscription receivable	—	444,200
Inventory, net	4,303,895	4,573,427
Due from officer	100,000	100,000
Prepaid expenses and other current assets	856,979	174,040

Total Current Assets	$5,584,313	$5,607,077

Property and equipment, net	2,198,845	2,140,771
Patents and licensing rights, net	1,026,524	800,652
Other Assets	187,500	112,500

TOTAL ASSETS	$8,997,182	$8,661,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	5,116,029	5,122,724
Accrued expenses	1,742,138	1,827,088
Due to officers’	—	266,670
Due to related parties	184,373	653,865
Note payable, current	—	237,137
Deferred revenue	—	214,180

TOTAL CURRENT LIABILITIES	7,042,540	8,321,664

Other Liabilities	90,000	135,223

STOCKHOLDERS’ EQUITY
Common stock, stated value $.01, 150,000,000 shares authorized; 41,344,467 and 52,131,443 shares issued and outstanding at June 30, 2001 and December 31, 2001, respectively	413,445	521,314
Additional paid in capital	92,293,370	97,173,742
Deferred compensation	(713,275)	(210,145)
Deficit accumulated during development stage	(90,120,925)	(97,272,825)
Treasury stock, 13,750 shares at cost	(7,973)	(7,973)

TOTAL STOCKHOLDERS’ EQUITY	1,864,642	204,113

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,997,182	$8,661,000

The accompanying notes are an integral part of these consolidated balance sheets.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31,		October 2, 1996 (Date of Inception) to December 31,
	2000	2001	2001
REVENUES	$5,230,761	$545,546	$11,886,164

COSTS AND EXPENSES
Cost of Sales	2,779,029	530,413	6,923,541
Research and development (including non-cash stock related charges of $0, $17,325, and $1,577,931, respectively	3,317,654	1,257,014	29,357,621
General and Administrative (including non-cash stock related charges of $453,096, $761,897, and $19,545,025, respectively	2,967,756	1,470,908	44,753,053
Depreciation and amortization	135,967	209,377	1,983,885
Non-cash charges for stock based compensation	356,053	170,251	24,904,373

TOTAL COSTS AND EXPENSES	$9,556,459	$3,637,963	107,992,473

LOSS FROM OPERATIONS	4,325,698	3,092,417	96,036,309

OTHER INCOME (EXPENSE):
MINORITY INTEREST LOSS IN
CONSOLIDATED SUBSIDIARY	—	—	20,000
LOSS FROM UNCONSOLIDATED SUBSIDIARY	—	—	(1,466,467)
INTEREST INCOME (EXPENSE), NET	8,196	(1,471)	172,102

TOTAL OTHER INCOME (EXPENSE)	8,196	(1,471)	(1,274,365)

LOSS BEFORE EXTRAORDINARY ITEM	4,317,502	3,093,888	97,310,674
GAIN ON EXTINGUISHMENTS	—	5,321	37,849

NET LOSS	$(4,317,502)	$(3,088,567)	(97,272,825)

LOSS PER COMMON SHARE basic and diluted;
Loss from continuing operations before extraordinary gains	$(.13)	$(.07)

Extraordinary gains on debt
Extinguishments	$—	$—

Net loss per common share	$(.13)	$(.07)

WEIGHTED AVERAGE COMMON SHARES; OUTSTANDING, basic and diluted	32,324,964	44,645,458

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended December 31,		October 2, 1996 (Date of Inception) to December 31,
	2000	2001	2001
REVENUES	$7,096,371	$1,082,554	$11,886,164

COSTS AND EXPENSES
Cost of Sales	3,650,881	987,112	6,923,541
Research and development (including non-cash stock related charges of $0, $185,095, and $1,577,931, respectively	6,480,015	2,368,430	29,357,621
General and Administrative (including non-cash stock related charges of $1,608,096, $1,704,252, and $19,545,025, respectively	6,092,918	4,114,996	44,753,053
Depreciation and amortization	259,425	402,456	1,983,885
Non-cash charges for stock based compensation	717,987	387,751	24,904,373

TOTAL COSTS AND EXPENSES	17,201,226	8,260,745	107,922,473

LOSS FROM OPERATIONS	10,104,855	7,178,191	96,036,309

OTHER INCOME (EXPENSE):
MINORITY INTEREST LOSS IN CONSOLIDATED SUBSIDIARY	—	—	20,000
LOSS FROM UNCONSOLIDATED SUBSIDIARY	—	—	(1,466,467)
INTEREST INCOME (EXPENSE), NET	36,675	(11,558)	172,102

TOTAL OTHER INCOME (EXPENSE)	36,675	(11,558)	(1,274,365)

LOSS BEFORE EXTRAORDINARY ITEM	10,068,180	7,189,749	(97,311,066)
GAIN ON EXTINGUISHMENTS	—	37,849	37,849

NET LOSS	$(10,068,180)	$(7,151,900)	(97,272,825)

LOSS PER COMMON SHARE basic and diluted;
Loss from continuing operations before extraordinary gains	$(.32)	$(.17)

Extraordinary gains on debt extinguishments	$—	$—

Net loss per common share	$(.32)	$(.17)

WEIGHTED AVERAGE COMMON SHARES; OUTSTANDING, basic and diluted	31,940,866	43,306,699

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY

For the six months ended December 31, 2001 (unaudited)

	Shares	$.01 Stated Value	Treasury Stock	Additional Paid-in Stock	Deferred Compensation	Accumulated Deficit	Total Stockholders Equity
Balance June 30, 2001	41,344,467	$413,445	$(7,973)	$92,293,370	$(713,275)	$(90,120,925)	$1,864,642
Sale of Common stock with warrants in private placement	3,827,646	38,277	—	1,079,126	—	—	1,117,403
Issuance of Common stock for services	823,000	8,230	—	429,790	—	—	438,020
Issuance of options and warrants for services	—	—	—	1,091,295	—	—	1,091,295
Cancellation of unearned options to former employees	—	—	—	(115,379)	115,379	—	—
Amortization of deferred employee stock option compensation	—	—	—	—	387,751	—	387,751
Issuance of common stock in settlement of debt	722,996	7,229	—	425,673	—	—	432,902
Sale of Common stock to certain Officers and Directors in private placement	2,000,000	20,000	—	980,000	—	—	1,000,000
Issuance of Common stock with warrants in settlement of debt to related parties	3,400,000	34,000	—	986,000	—	—	1,020,000
Issuance of Common stock upon exercise of options	13,334	133	—	3,867	—	—	4,000
Net Loss	—	—	—	—	—	(7,151,900)	(7,151,900)

Balance, December 31,2001	52,131,443	$521,314	$(7,973)	$97,173,742	$(210,145)	$(97,272,825)	$204,113

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended December 31,		October 2, 1996 (Date of Inception) to December 31, 2001
	2000	2001
Cash Flow From Operating Activities:
Net Loss	$(10,068,180)	(7,151,900)	(97,272,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	509,144	873,763	3,388,605
Book value of fixed assets disposed	31,147	—	74,272
Provision for doubtful accounts	—	—	29,218
Extraordinary gain on debt extinguishment	—	(37,849)	(37,849)
Loss on unconsolidated subsidiary	—	—	1,466,467
Impairment of note receivable	—	—	212,500
Non-cash charges relating to issuance of common stock, common stock options and warrants	2,398,208	2,277,098	46,025,411
Changes in assets and liabilities:
Accounts receivable	(681,917)	235,917	(85,735)
Inventory	(1,668,648)	(269,532)	(4,573,427)
Prepaid expenses and other current assets	94,517	103,907	(636,539)
Other non-current assets	—	75,000	(75,000)
Accounts payable	2,300,624	(207,264)	4,115,249
Accrued expenses	29,504	583,993	2,266,759
Due to/from related parties	1,333,047	1,890,770	4,059,507
Receivables from subsidiary	—	—	(150,000)
Due from officer	(224,000)	—	(100,000)
Deferred revenue	—	214,180	214,180

Net cash used in operating activities	(5,946,554)	(1,411,917)	(41,079,207)

Cash Flow From Investing Activities:
Payments related to patents and licensing rights	(120,275)	(5,950)	(307,021)
Purchases of fixed assets	(879,197)	(31,445)	(2,463,800)

Net cash used in investing activities	(999,472)	(37,395)	(2,770,821)

Cash Flow From Financing Activities:
Proceeds from issuance of common stock and exercises of options and warrants	2,732,120	1,677,200	44,116,894
Repurchase of treasury stock at cost	—	—	(7,973)

Net cash provided by financing activities	2,732,120	1,677,200	44,108,921

Net increase (decrease) in cash	(4,213,906)	227,888	258,893
CASH AND CASH EQUIVALENTS, beginning of period	6,432,417	31,005	0

CASH AND CASH EQUIVALENTS, end of period	$2,218,511	258,893	258,893

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS—mPhase Technologies, Inc. (the “Company”) was organized on October 2, 1996. On February 17, 1997, the Company acquired Tecma Laboratories, Inc. (“Tecma”) in a transaction accounted for as a reverse merger whereby Tecma issued 6,600,000 shares of its common stock in exchange for all of the issued and outstanding shares of the Company, and thereafter Tecma changed its name to the Company’s current name. On June 25, 1998, the Company acquired Microphase Telecommunications, Inc. (“MicroTel”), through the issuance of 2,500,000 shares of its common stock in exchange for all the issued and outstanding shares of MicroTel. The assets acquired in this acquisition were patents related to the mPhase line of DSL component products (e.g., POTS Splitters) and patent applications utilized in the Company’s proprietary Traverser™ Digital Video Data Delivery System (“Traverser™”).

The primary business of the Company is to design, develop, manufacture and market its flagship product, the Traverser™ System. The Traverser™ System enables the simultaneous delivery of digital television, high-speed Internet and traditional voice services over telephone wires. This technology allows telephone companies to offer its customers a complete suite of communication services, thereby increasing per subscriber revenue, and increasing the competitiveness of such telcos with respect to other service providers, such as cable companies. Currently, the Company is focused on the early market entry of the Traverser™ into telephone companies around the world. The Company also derives revenue on the sale of its line of DSL component products, which it has developed in conjunction with the operability of its flagship product. The Company continues to be a development stage company, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES”, as it continues to devote substantially all of its efforts to establishing its core business, and it has not yet commenced the significant deployment of its planned principal operations.

BASIS OF PRESENTATION—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.

Through December 31, 2001, the Company had incurred development stage losses totaling approximately $97,272,825 and was in a working capital deficit position of $2,714,587. At December 31, 2001, the Company had approximately $258,893 of cash, cash equivalents and approximately $56,517 of trade receivables to fund short-term working capital requirements. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) the successful wide scale development, deployment and marketing of its products.

USE OF ESTIMATES—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECLASSIFICATIONS—Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation.

EARNINGS PER SHARE—The Company computes earnings per share in accordance with SFAS No. 128, “EARNINGS PER SHARE”. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS for all periods presented since their affect is antidilutive.

RESEARCH AND DEVELOPMENT—Research and development costs are charged to operations as incurred.

REVENUE RECOGNITION—All revenue included in the accompanying consolidated statements of operations for all periods presented relates to sales of mPhase’s line of POTS Splitter products and other related DSL component products. As required, the Company adopted the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which provides guidance on applying generally accepted accounting principles to revenue recognition based on the interpretations and practices of the SEC. The Company recognizes revenue for its line of POTS Splitter products at the time of shipment, at which time, no other significant obligations of the Company exist, other than normal warranty support. Deferred revenue relates to prepayments by customers for which the Company’s obligation to deliver products has not been met.

RECENT ACCOUNTING PRONOUNCEMENTS—In July 2001, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective July 1, 2002. Adoption of SFAS No. 141 will have no effect on the Company’s results of operations or financial position. Management does not expect that adoption of SFAS No. 142 will have a material effect on the Company’s results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect that adoption of SFAS No. 144 will have a material effect on the Company’s results of operations or financial position.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

2.    RELATED PARTY TRANSACTIONS

Certain members of the management of the Company are also employees of Microphase Corp. (“Microphase”). On May 1, 1997, the Company entered into a month-to-month agreement with Microphase, pursuant to which the Company uses office space as well as the administrative services of Microphase including the use of accounting personnel. The Company initially paid Microphase $10,000 per month until January 2000, at which time the office space agreement was revised to provide a fee of $11,050 and again in July 2001 this agreement was revised to provide of fee of $11,340 per month. Additionally, in July 1998, the Company entered into an agreement with Microphase, whereby the Company pays Microphase $40,000 per month for technical research and development assistance. Microphase also charges fees for specific projects on a project-by-project basis. During the six months ended December 31, 2000 and 2001 and for the period from inception (October 2, 1996) to December 31, 2001, $1,407,474, $494,468 and $6,116,585 respectively, have been charged to expense or inventory at December 31, 2001 under these Agreements.

The Company is obligated to pay a 3% royalty to Microphase on revenues from the Company’s proprietary Traverser™ Digital Video and Data Delivery System and related component products. During the six-month period ended December 31, 2001, the Company recorded royalties to Microphase totaling $33,520.

As a result of the foregoing transactions as of December 31, 2001, the Company had a $58,234 payable to Microphase, which is included in amounts due to related parties in the accompanying consolidated balance sheet. Additionally, at December 31, 2001, approximately $90,000 of undelivered purchase orders remain outstanding to Microphase.

During the year ended June 30, 2001 the Company advanced funds to Janifast Limited, which is owned by U.S. Janifast Holdings, Ltd., a company in which three directors of mPhase are significant shareholders, in connection with the manufacturing of POTS Splitter shelves and component products including cards and filters sold by the Company. During the six months ended December 31, 2001, the Company had ordered various component parts from Janifast and as of December 31, 2001 the amount due to Janifast was $529,701, which is included in due to related parties in the accompanying balance sheet. During the six-month period ended December 31, 2001, Janifast charged the Company $994,746 for product costs and research and development expenses which are included in inventory on the consolidated balance sheet or cost of sales in the statement of operations as of December 31, 2001. Additionally, at December 31, 2001, approximately $1,050,000 of undelivered purchase orders remain outstanding to Janifast.

Included in due to related parties in the accompanying balance sheet as of December 31, 2001 is $65,930 due to affiliates of the Company’s joint venture partner, AlphaStar International, Inc.

As consideration for a letter of settlement with a former consultant of mPhase, the Company had loaned the former consultant $250,000 in the form of a Note (the “Note”) secured by 75,000 shares of the former consultants common stock of mPhase. The Note was due April 7, 2001. Accordingly, during the year ended June 30, 2001, the Company charged $212,500 to administrative expense as a result of impairment of the Note. The Company has included the balance of $37,500, representing the estimated fair value of the underlying stock, in long-term assets in the accompanying consolidated balance sheet at December 31, 2001.

During the year ended June 30, 2001, the Company converted $2,420,039 of liabilities due to directors and related parties into 4,840,077 shares of the Company’s common stock pursuant to debt conversion agreements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

During December 2001, the Company converted $1,020,000 of liabilities due to Microphase and Janifast into 3,400,000 shares of the Company’s common stock and a like amount of warrants to purchase one share each of the Company’s common stock at an exercise price of $.30 pursuant to debt conversion agreements.

3.    INVENTORY

Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists mainly of the Company’s POTS Splitter shelves and cards. At December 31, 2001 inventory is comprised of the following:

Raw materials	750,494
Work in progress	1,121,734
Finished goods	3,580,710

Total	5,452,938
Less: Reserve for Obsolescence	(879,511)

Net Inventory	4,573,427

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

Utilization of net operating losses generated through December 31, 2001 may be limited due to changes in ownership that have occurred.

5.    ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2001	December 31, 2001
Georgia Tech	$400,000	$750,000
Other	1,342,138	1,077,088

	$1,742,138	$1,827,088

6.    JOINT VENTURE

In March 2000, the Company acquired a 50% interest in mPhaseTelevision.Net, Inc. for $20,000 pursuant to a Joint Venture Agreement (the ‘Agreement’). In addition, the Company loaned the joint venture $1,000,000 at 8% interest per annum in March 2000. The loan is repayable to the Company from equity infusions to the subsidiary, but in no event later than such time that mPhase Television qualifies for a NASDAQ Small Cap Market Listing. During April 2000, the Company acquired an additional 6.5% in interest in mPhaseTelevision.Net, Inc. for $1,500,000. The Agreement stipulates for mPhase’s joint venture partner, AlphaStar International, Inc., to provide mPhaseTelevision.Net, Inc. right of first transmission for its transmissions including MPEG-2 digital satellite television.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

During the six months ending December 31, 2000 and 2001, mPhaseTelevision.Net, Inc. was charged $475,347 and $64,039, respectively, for fees and costs by AlphaStar International, Inc. and its affiliates.

7.    EQUITY TRANSACTIONS

In July 2001, the Company sold 75,000 shares of its common stock and a like amount of warrants to purchase one share each of the Company’s common stock at an exercise price of $3.00 generating gross proceeds of $75,000 in a private transaction with accredited investors.

In September 2001, certain Board members subscribed to purchase 2,000,000 restricted shares of the Company’s common stock for $1,000,000.

In December 2001, the Company issued 3,474,671 shares of its common stock and a like amount of warrants to purchase one share each of the Company’s common stock at an exercise price of $.30 generating gross proceeds of $1,042,400 in a private transaction pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended with accredited investors, which included a subscription receivable of $440,200, which was collected in January 2002.

In connection with the private placement, the Company issued 277,975 shares of its common stock and a like amount of warrants to purchase one share each at an exercise price of $.30 to finders and consultants whom assisted in the transaction in December 2001.

The Company granted 840,000 options to employees and 3,645,000 options to consultants for services performed during the six months ending December 31, 2001. Compensation expense for the options granted to consultants was recorded based on the fair value of the options at the date of grant. Also, during the six months ending December 31, 2001, the Company granted 823,000 shares of its common stock to consultants for services performed.

8.    DEBT EXTINGUISHMENT

During the six months ending December 31, 2001, pursuant to debt conversion agreements, the Company converted the $432,902 of liabilities due to certain vendors into 722,996 shares of the Company’s common stock, which resulted in extraordinary gains on extinguishments of $37,849.

9.    COMMITMENTS AND CONTINGENCIES

The Company has entered into various agreements with Georgia Tech Research Corporation (“GTRC”), pursuant to which the Company receives technical assistance in developing the commercialization of its Digital Video and Data Delivery System (DVDDS). The amounts incurred by the Company for GTRC technical assistance with respect to its research and development activities and included in the accompanying consolidated statement of operations for the six months ending December 31, 2000 and 2001 and for the period from inception through December 31, 2001 totaled approximately $2,207,400, $350,000 and $13,324,300, respectively. If and when sales commence utilizing this particular technology, the Company will be obligated to pay to GTRC a royalty of 5% of product sales, as defined. As of December 31, 2001, $1,026,704 and $750,000 are included in accounts payable and accrued expenses, respectively to GTRC.

The Company is currently renegotiating with Alphastar International, Inc., its joint venture partner in mPhaseTelevision.Net, Inc., the current joint venture agreement.

From time to time, the Company may be involved in various legal proceedings and other matters arising in the normal course of business. Management does not believe the outcome of any proceedings will have a material impact on the Company’s financial position or results of operations.

10.    SUBSEQUENT EVENTS

In January 2002, the Company issued 2,754,503 shares of its common stock and a like amount of warrants to purchase one share each of the Company’s common stock at an exercise price of $.30 generating gross proceeds of $826,351 in a private transaction pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended with accredited investors.

ITEM 2    MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS—mPHASE TECHNOLOGIES, INC.

The following is management’s discussion and analysis of certain significant factors, which have affected mPhase’s financial position and should be read in conjunction with the accompanying financial statements and the related notes.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995:

Some of the statements contained in or incorporated by reference in this Form 10-Q discuss the Company’s plans and strategies for its business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” “should,” “seek,” “will,” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements include, among others, statements concerning the Company’s expectations regarding its working capital requirements, gross margin, results of operations, business, growth prospects, competition and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

RESULTS OF OPERATIONS

OVERVIEW

mPhase is a development-stage company that has designed, patented and is currently engaged in the initial rollout of the Company’s flagship product, the Traverser™. The Company believes that the Traverser™ provides a unique turnkey broadband equipment solution that enables telephone companies to deliver real time digital video programming, high-speed Internet and voice telephony service over existing copper telephone lines. The Company believes that the Traverser™ will, in many instances, provide the most cost effective, reliable and scaleable solution for many telephone companies to provide a comprehensive suite of bundled or unbundled services, utilizing Asymmetric Digital Subscriber Line, or ADSL technology. mPhase also manufactures and sells a line of POTS Splitters and other related DSL component products, which are currently being deployed by telephone companies both in the United States and abroad.

mPhase was organized on October 2, 1996. On February 17, 1997, the Company acquired Tecma Laboratories, Inc., a public corporation in a reverse merger transaction. This resulted in the Company’s stock becoming publicly traded on the NASDAQ Over-the-Counter Bulletin Board. On June 25, 1998, the Company acquired Microphase Telecommunications, Inc. in a stock for stock exchange, whose principal assets included patents related to the mPhase line of DSL component products and patent applications utilized in the Company’s Traverser™ product. On March 2, 2000, mPhase acquired an interest in mPhaseTelevision.Net, Inc., a joint venture organized to provide digital television programming content.

From mPhase’s inception, the operating activities have related primarily to research and development, establishing third-party manufacturing relationships, developing product brand recognition and effectively positioning mPhase’s products in the international marketplace. These activities included establishing trials and field tests of the Traverser™ product with telephone companies in the U.S. and abroad, e.g., Hart Telephone Company in Georgia, and establishing a core administrative and sales organization.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Revenues.    To date, all material revenues have been generated from sales of the POTS Splitter product line and other related DSL component products to a number of telecommunications companies. mPhase believes that future revenues are difficult to predict because of the overall depressed state and current volatility of the telecommunications industry. In addition, the Company believes that there may be a significant international market for the Traverser™ involving multiple countries, each with a different regulatory structure, and commercial practice. As a result, future revenues are highly subject to the changing variables and uncertainties associated with international telecommunications markets.

Cost of revenues.    The costs necessary to generate revenues from the sale of POTS Splitter products and other related DSL components include direct material, labor and manufacturing. mPhase paid these costs to Janifast Corporation, which has facilities in the People’s Republic of China and is owned by and managed by certain senior executives of the Company. The cost of revenues also includes certain royalties paid to Microphase Corporation, a privately held corporation organized in 1955, which shares certain common management with the Company. Costs for future production of the Traverser™ product will consist primarily of payments to manufacturers to acquire the necessary components and assemble the products and future patent royalties payable to Georgia Tech Research Corporation, or GTRC and Microphase.

Research and development.    Research and development expenses consist principally of payments made to GTRC and Microphase Corporation for development of the Traverser™ product. All research and development costs are expensed as incurred.

General and administrative.    Selling, general and administrative expenses consist primarily of salaries and related expenses for personnel engaged in direct marketing of the Traverser™, the POTS Splitter product line and other related DSL component products, as well as support functions including executive, legal and accounting personnel. Certain administrative activities are outsourced on a monthly fee basis to Microphase Corporation. Finally, mPhase leases the principal office from Microphase Corporation.

Non-cash compensation charge.    The Company makes extensive use of stock options and warrants as a form of compensation to employees, directors and outside consultants.

THREE MONTHS ENDED DECEMBER 31, 2001 VS. DECEMBER 31, 2000

REVENUE:

Total revenues were $545,546 for the three months ended December 31, 2001 compared to $5,230,761 for the three months ended December 31, 2000. The decrease in revenue for the current quarter ended December 31, 2001 as compared to the quarter ended December 31, 2000 was due to slowing sales of the Company’s POTS Splitter product line, caused by the general downturn in the DSL equipment market, including customers that order component products from the Company. The Company continues to believe that its line of POTS Splitter products is positioned to be competitively priced with high reliability and connectivity, and as such has the potential to be a significant part of DSL deployment worldwide. The Company cannot say when the current contraction of DSL deployments will subside.

COST OF REVENUES:

Cost of sales was $530,413 for the three months ending December 31, 2001 as compared to $2,779,029 in the prior period, representing 97% and 53%, for the quarters ended December 31, 2001 and 2000 respectively, of gross revenues. These margins have varied dramatically as the worldwide telecommunications markets have experienced volatility in DSL deployments, which utilize our component products. Additionally, the Company has offered discounts to certain customers in the period ended December 31, 2001 causing the margin to decrease.

RESEARCH AND DEVELOPMENT:

Research and development expenses were $1,257,014 for the three months ending December 31, 2001 as compared to $3,317,654 during the comparable period in 2000. This includes $100,000 incurred with GTRC for the three months ended December 31, 2001 as compared to $1,072,400 during the comparable period in 2000 and $1,157,014 incurred primarily with Microphase and other strategic vendors for the three months ending December 31, 2001 as compared to $2,245,254 during the comparable period in 2000.

The decrease in research expenditures is due to the Company’s nearing completion of the design and manufacture of prototypes of the set top box and the central office equipment associated with its Traverser™ product.

Research expenditures incurred with Microphase were related to the continuing development of the Company’s DSL component products, including the Company’s line of POTS Splitters and Microfilters and the Company’s newest product, the iPOTS™. The mPhase iPOTS™ offers a solution for the DSL industry; the iPOTS™ enables telcos to remotely and cost-effectively perform loop management and maintenance including line testing, qualification and troubleshooting. Prior to the introduction of the iPOTS™, loop management could not be remotely performed through a conventional POTS Splitter without the use of expensive cross connects or relay banks because of the mandatory DC blocking capacitors in traditional POTS splitters, as required by the ITU, ANSI and ETSI. The unique (patent pending) iPOTS™ circuit allows most test heads to perform both narrow and wideband testing of the local loop through the central office POTS Splitter without having to physically disconnect the POTS Splitter, thereby eliminating the need to dispatch personnel and a truckroll. The Company believes that this product has the potential to significantly reduce the cost of deploying and maintaining DSL services.

GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses were $1,470,908 for the three months ending December 31, 2001 down from $2,967,756 for the comparable period in 2000. The decrease in the selling, general and administrative costs are primarily the result of the increase of non-cash charges relating to the issuance of common stock and options to consultants which totaled $761,897 for the three months ended December 31, 2001 as compared to $453,096 during the comparable period in 2000, the reduction in workforce in 2001 and the reduction in marketing expenses in 2001 in response to the current contraction in the telecommunications equipment market.

NET LOSS:

The Company recorded a net loss of $3,088,567 for the three months ended December 31, 2001 as compared to a loss of $4,317,502 for the three months ended December 31, 2000. This represents a loss per common share of $(.07) for the three month period ended December 31, 2001 as compared to a loss per common share of $(.13) for the three months ending December 31, 2000.

SIX MONTHS ENDED DECEMBER 31, 2001 VS. DECEMBER 31, 2000

REVENUE:

Total revenues were $1,082,554 for the six months ending December 31, 2001 compared to $7,096,371 for the six months ended December 31, 2000. The decrease in revenue for the current quarter ended December 31, 2001 as compared to the quarter ended December 31, 2000 was due to slowing sales of the Company’s POTS Splitter product line, caused by the general downturn in the DSL equipment market, including customers that order component products from the Company. The Company continues to believe that its line of POTS Splitter products is positioned to be competitively priced with high reliability and connectivity, and as such has the potential to be a significant part of DSL deployment worldwide. The Company cannot say when the current contraction of DSL deployments will subside.

COST OF REVENUES:

Cost of sales was $987,112 for the six months ending December 31, 2001 as compared to $3,650,881 in the prior period, representing 91% and 51%, for the quarters ended December 31, 2001 and 2000 respectively, of gross revenues. These margins have varied dramatically as the worldwide telecommunications markets have experienced volatility in DSL deployments, which utilize our component products. Additionally, the Company has offered discounts to certain customers in the period ended December 31, 2001 causing the margin to decrease.

RESEARCH AND DEVELOPMENT:

Research and development expenses were $2,368,430 for the six months ending December 31, 2001 as compared to $6,480,015 during the comparable period in 2000 this includes $350,000 incurred with GTRC for the six months ended December 31, 2001 as compared to $2,207,400 during the comparable period in 2000 in addition to $2,018,430 incurred primarily with Microphase and other strategic vendors for the six months ending December 31, 2001 as compared to $4,272,615 during the comparable period in 2000.

The decrease in research expenditures incurred with GTRC is due to the Company’s nearing completion of the design and manufacture of prototypes of the set top box and the central office equipment associated with its Traverser™ product in 2001.

Research expenditures incurred with Microphase were related to the continuing development of the Company’s DSL component products, including the Company’s line of POTS Splitters and Microfilters and the Company’s newest product, the iPOTS™. The mPhase iPOTS™ offers a much needed solution for the DSL industry; the iPOTS™ enables telcos to remotely and cost-effectively perform loop management and maintenance including line testing, qualification and troubleshooting. Prior to the introduction of the iPOTS™, loop management could not be remotely performed through a conventional POTS Splitter without the use of expensive cross connects or relay banks because of the mandatory DC blocking capacitors in traditional POTS splitters, as required by the ITU, ANSI and ETSI. The unique (patent pending) iPOTS™ circuit allows most test heads to perform both narrow and wideband testing of the local loop through the central office POTS Splitter without having to physically disconnect the POTS Splitter, thereby eliminating the need to dispatch personnel and a truckroll. The Company anticipates tremendous demand for this product, as it significantly reduces the cost of deploying and maintaining DSL services.

GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses were $4,114,996 for the six months ending December 31, 2001 down from $6,092,918 for the comparable period in 2000. The decrease in the selling, general and administrative costs are a result of the decrease of non-cash charges relating to the issuance of common stock and options to consultants which totaled $1,704,252 for the six months ending December 31, 2001 as compared to $1,608,096 during the comparable period in 2000, the reduction in workforce in 2001 and the reduction in marketing expenses in 2001 in response to the current contraction in the telecommunications equipment market.

NET LOSS:

The Company recorded a net loss of $7,151,900 for the six months ended December 31, 2001 as compared to a loss of $10,068,180 for the six months ended December 31, 2000. This represents a loss per common share of $(.17) for the six months ending December 31, 2001 as compared to a loss per common share of $(.32) for the six months ending December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001 mPhase had a working capital deficit of $2,714,587 as compared to a working capital deficit of $1,458,227 on June 30, 2001.

Through December 31, 2001, the Company had incurred development stage losses totaling approximately $97,272,825 and was in a working capital deficit position of $2,714,587. At December 31, 2001, the Company had approximately $258,893 of cash, cash equivalents and approximately $56,517 of trade receivables to fund short-term working capital requirements. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) the successful wide scale development, deployment and marketing of its products.

Historically, the Company has funded its operations and capital expenditures primarily through private placements of common stock. Management expects that its ongoing financial needs will be provided by financing activities and believes that the sales of its line of POTS Splitter products and other related DSL component products will provide some offset to cash flows used in operations, although there can be no assurance as to the level and growth rate of such sales in future periods as seen with quarter to quarter fluctuations in components sales.

At December 31, 2001, the Company had cash and cash equivalents of $258,893, compared to $31,005 at June 30, 2001, accounts receivable and inventory of approximately $57,000 and $4.6 million, compared to approximately $300,000 of accounts receivable and inventory of $4.3 million at June 30, 2001.

Cash used in operating activities was $1,411,917 during the six months ending December 31, 2001. The cash used by operating activities principally consists of the net loss, the net increase in inventory and accounts receivable offset by the cash generated from the increase in related party payables, depreciation and amortization, and by non-cash charges for common stock options and warrants issued for services and increased accrued expenses.

The Company has entered into various agreements with GTRC, pursuant to which the Company receives technical assistance in developing the Digital Video and Data Delivery System. The Company has incurred expenses in connection with technical assistance from GTRC totaling approximately $2,207,400 and $350,000 for the six months ending December 31, 2000 and 2001 respectively and $13.3 million from the period from inception through December 31, 2001. If and when sales commence utilizing this technology, the Company will be obligated to pay GTRC a royalty of 5% of product sales.

In September 2001, certain Board members subscribed to purchase up to 2,000,000 restricted shares of the Company’s common stock for $1,000,000, the balance was collected in full by December 31, 2001.

The Company plans to continue to invest in technology, hardware and software in connection with enhancing the functionality of the Traverser™, as well as in achieving wide scale, commercial deployment. (In addition, the Company anticipates future investments in mPhaseTelevision.Net, Inc.) The timing, nature and scope of such continued investment is dependent upon the Company’s ability to raise sufficient capital.

During the six months ending December 31, 2001, the Company issued 75,000 and 3,474,671 shares of its common stock, together with a like amount of warrants with an exercise price of $3.00 and $.30 for $1,079,126 in private placements including $444,200 of subscriptions collected in January 2002. In January 2002, the Company issued 2,754,503 shares of its common stock and a like amount of warrants to purchase one share each of the Company’s common stock at an exercise price of $.30 generating gross proceeds of $826,351 in a private transaction pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended with accredited investors. In addition, certain strategic vendors converted $432,902 of accounts payable and accrued expenses into 722,996 shares of the Company’s common stock.

As of December 31, 2001, mPhase had no material commitments for capital expenditures.

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT’S PLANS

The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2002 and continue its development and commercialization efforts. The Company has successfully converted and is in negotiation with certain strategic vendors to convert additional outstanding current liabilities into equity. The Company presently has ongoing discussions and negotiations with a number of additional financing alternatives, one or more of which it believes will be able to successfully close to provide necessary working capital, while maintaining sensitivity to shareholder dilution issues.

The Company is currently negotiating with several organizations for the commencement of commercial sales of its Traverser™ products, including deployment at existing test sites. The Company is also negotiating the co-branding of specific applications of its DSL component products, continuing the sale of its existing line of DSL component products, and intends to expand its customer base as a result of the introduction of it revolutionary new product, the iPOTS.

Management believes that actions presently being taken to complete the Company’s development stage through the introductory rollout of its Traverser™ Digital Video and Data Delivery System will be successful. However, there can be no assurance that mPhase will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s current planned cash requirements for fiscal 2002 are based upon certain assumptions, including its ability to raise additional financing and increased sales of its line of POTS Splitter products. mPhase has made significant reductions in expenses including marketing and research and development expenses. Should these cash flows not be available, mPhase believes it would have the ability to revise its operating plan and make further reductions in expenses.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held–to–maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at December 31, 2001.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On or about September 30, 2000, mPhase received notice that on September 22, 2000, a former employee commenced a lawsuit in the United States District Court for the Middle District of Tennessee against the Company, two of the Company’s officers, and one of the Company’s outside attorneys. The litigation has been resolved to the satisfaction of the Company and the plaintiff. The plaintiff has no outstanding claims against the Company in the litigation.

From time to time mPhase may be involved in various legal proceedings and other matters arising in the normal course of business.

ITEM 2.    CHANGES IN SECURITIES

In December 2001, the Company issued 3,474,671 shares of its common stock and a like amount of warrants to purchase one share each of the Company’s common stock at an exercise price of $.30 generating gross proceeds of $1,042,400 in a private transaction pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended with accredited investors, which included a subscription receivable of $440,200, which was collected in January 2002.

In January 2002, the Company issued 2,754,503 shares of its common stock and a like amount of warrants to purchase one share each of the Company’s common stock at an exercise price of $.30 generating gross proceeds of $826,351 in a private transaction pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended with accredited investors.

In connection with these private placements, the Company issued 277,975 and 290,494 shares of its common stock and a like amount of warrants to purchase one share each at an exercise price of $.30 to finders and consultants whom assisted in these transactions in December and January, respectively.

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

Dated: February 14, 2002
mPhase Technologies, Inc.

By:	/s/ RONALD A. Durando
Ronald A. Durando President, CEO

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Necdet F. Ergul Chairman of the Board	February 14, 2002
Ronald A. Durando Chief Executive Officer, Director	February 14, 2002
Gustave T. Dotoli Chief Operating Officer, Director	February 14, 2002
Martin S. Smiley Chief Financial Officer	February 14, 2002
Anthony Guerino Director	February 14, 2002
Abraham Biderman Director	February 14, 2002