Form 10-Q
period 2002-03-31
MPHASE TECHNOLOGIES INC
filed 2002-05-15
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For The Quarter Ended March 31, 2002

Commission File No. 000-24969

mPhase Technologies, Inc.
(Exact name of registrant as specified in its charter)

New Jersey	22-2287503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

587 Connecticut Ave., Norwalk, Ct (Address of principal executive offices)	06854-1711 (Zip Code)

Issuer’s Telephone Number, (203) 838–2741

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act Of 1934, during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares outstanding of each of the registrant’s classes of common stock as of March 31, 2002 is 55,844,508 shares, all of one class of $.01 stated value common stock.

mPHASE TECHNOLOGIES, INC.

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets—June 30, 2001 and March 31, 2002 (Unaudited)	1

	Unaudited Consolidated Statements of Operations—Three Months ended March 31, 2001 and 2002 and from October 2, 1996 (Date of Inception) to March 31, 2002	2

	Unaudited Consolidated Statements of Operations—Nine Months ended March 31, 2001 and 2002 and from October 2, 1996 (Date of Inception) to March 31, 2002	3

	Unaudited Consolidated Statement of Changes in Shareholders’ Equity Nine months ended March 31, 2002	4

	Unaudited Consolidated Statements of Cash Flows—Nine Months Ended March 31, 2001 and 2002 and from October 2, 1996 (Date of Inception) to March 31, 2002	5

	Notes to Unaudited Consolidated Financial Statements	6-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Changes in Securities	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits on Reports on Form 8-K	18

Signature Page		19

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2001	March 31, 2002
		(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$31,005	$310,643
Accounts receivable, net	292,434	516,984
Inventory, net	4,303,895	4,037,404
Due from officer	100,000	—
Prepaid expenses and other current assets	856,979	293,220

Total Current Assets	5,584,313	5,158,251

Property and equipment, net	2,198,845	2,034,266
Patents and licensing rights, net	1,026,524	746,768
Other Assets	187,500	123,045

TOTAL ASSETS	8,997,182	8,062,330

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	5,116,029	3,970,984
Accrued expenses	1,742,138	1,445,390
Due to officers	—	156,252
Due to related parties	184,373	550,879
Notes payable, current	—	398,116
Deferred revenue	—	214,180

TOTAL CURRENT LIABILITIES	7,042,540	6,735,801

Other Liabilities, net of current portion	90,000	460,396

STOCKHOLDERS’ EQUITY

Common stock, stated value $.01, 150,000,000 shares authorized; 41,344,467 and 55,844,508 shares issued and outstanding at June 30, 2001 and March 31, 2002, respectively	413,445	558,444
Additional paid in capital	92,293,370	99,487,780
Deferred compensation	(713,275)	(91,746)
Deficit accumulated during development stage	(90,120,925)	(99,080,372)
Treasury stock, 13,750 shares at cost	(7,973)	(7,973)

TOTAL STOCKHOLDERS’ EQUITY	1,864,642	866,133

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,997,182	$8,062,330

The accompanying notes are an integral part of these consolidated balance sheets.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended to March 31,		October 2, 1996 (Date of Inception) March 31,
	2001	2002	2002
REVENUES	$2,958,635	$865,797	$12,751,961

COSTS AND EXPENSES
Cost of Sales	1,688,753	724,699	7,648,240
Research and development (including non-cash stock related charges of $0, $17,080, and $1,780,106, respectively)	2,219,933	538,826	29,896,447
General and Administrative (including non-cash stock related charges of $615,786, $737,407, and $20,277,625, respectively)	2,873,437	1,261,713	46,014,766
Depreciation and amortization	200,039	135,799	2,119,684
Non-cash charges for stock based compensation	232,083	92,976	24,997,349

TOTAL COSTS AND EXPENSES	7,214,245	2,754,013	110,676,486

LOSS FROM OPERATIONS	(4,255,610)	(1,888,216)	(97,924,525)

OTHER INCOME (EXPENSE):
MINORITY INTEREST LOSS IN CONSOLIDATED SUBSIDIARY	—	—	20,000
LOSS FROM UNCONSOLIDATED SUBSIDIARY	—	—	(1,466,467)
INTEREST INCOME (EXPENSE), NET	4,137	(5,340)	166,762

TOTAL OTHER INCOME (EXPENSE)	4,137	(5,340)	(1,279,705)

LOSS BEFORE EXTRAORDINARY ITEM	(4,251,473)	(1,893,556)	(99,204,230)

GAIN ON EXTINGUISHMENTS	—	86,009	123,858

NET LOSS	$(4,251,473)	$(1,807,547)	$(99,080,372)

LOSS PER COMMON SHARE
basic and diluted;
Loss from continuing operations before extraordinary gains	$(.12)	$(.03)

Extraordinary gains on debt Extinguishments	$—	$—

Net loss per common share	$(.12)	$(.03)

WEIGHTED AVERAGE COMMON SHARES; OUTSTANDING, basic and diluted	34,205,000	55,606,168

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended March 31,		October 2, 1996 (Date of Inception to March 31,
	2001	2002	2002
REVENUES	$10,055,006	$1,948,351	$12,751,961

COSTS AND EXPENSES
Cost of Sales	5,339,634	1,711,811	7,648,240
Research and development (including non-cash stock related charges of $0, $202,175, and $1,780,106, respectively)	8,699,948	2,907,256	29,896,447
General and Administrative (including non-cash stock related charges of $2,319,638, $2,441,659, and $20,277,625, respectively)	8,966,355	5,376,709	46,014,766
Depreciation and amortization	459,464	538,255	2,119,684
Non-cash charges for stock based compensation	950,070	480,727	24,997,349

TOTAL COSTS AND EXPENSES	$24,415,471	11,014,758	110,676,486

LOSS FROM OPERATIONS	(14,360,465)	(9,066,407)	(97,924,525)

OTHER INCOME (EXPENSE):
MINORITY INTEREST LOSS IN CONSOLIDATED SUBSIDIARY	—	—	20,000
LOSS FROM UNCONSOLIDATED SUBSIDIARY	—	—	(1,466,467)
INTEREST INCOME (EXPENSE), NET	40,812	(16,898)	166,762

TOTAL OTHER INCOME (EXPENSE)	40,812	(16,898)	(1,279,705)

LOSS BEFORE EXTRAORDINARY ITEM	14,319,653	(9,083,305)	(99,204,230)
GAIN ON EXTINGUISHMENTS	—	123,858	123,858

NET LOSS	$(14,319,653)	$(8,959,447)	$(99,080,372)

LOSS PER COMMON SHARE basic and diluted;
Loss from continuing operations before extraordinary gains	$(.44)	$(.19)
Extraordinary gains on debt Extinguishments	$—	$—

Net loss per common share	$(.44)	$(.19)

WEIGHTED AVERAGE COMMON SHARES; OUTSTANDING, basic and diluted	32,684,012	47,346,671

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY
For the nine months ended March 31, 2002 (unaudited)

	Shares	$.01 Stated Value	Treasury Stock	Additional Paid-in Stock	Deferred Compensation	Accumulated Deficit	TOTAL STOCKHOLDERS EQUITY
Balance June 30, 2001	41,344,467	$413,445	$(7,973)	$92,293,370	$(713,275)	$(90,120,925)	$1,864,642
Sale of Common stock with warrants in private placement	6,872,643	68,727	—	1,875,027	—	—	1,943,754
Issuance of Common stock for services	871,068	8,710	—	448,537	—	—	457,247
Issuance of options and warrants for services	—	—	—	1,776,552	—	—	1,776,552
Cancellation of unearned options to former employees	—	—	—	(140,802)	140,802	—	—
Amortization of deferred employee stock option compensation	—	—	—	—	480,727	—	480,727
Issuance of common stock and warrants in settlement of debt	1,342,996	13,429	—	1,265,229	—	—	1,278,658
Sale of Common stock to certain Officers and Directors in private placement	2,000,000	20,000	—	980,000	—	—	1,000,000
Issuance of Common stock with warrants in settlement of debt to related parties	3,400,000	34,000	—	986,000	—	—	1,020,000
Issuance of Common stock upon exercise of options	13,334	133	—	3,867	—	—	4,000

Net Loss	—	—	—	—		(8,959,447)	(8,959,447)

Balance, March 31,2002	55,844,508	$558,444	$(7,973)	$99,487,780	$ (91,746)	$(99,080,372)	$ 866,133

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended March 31,		October 2, 1996 (Date of Inception) to March 31,
	2001	2002	2002
Cash Flow From Operating Activities:
Net Loss	$(14,319,653)	$(8,959,447)	$(99,080,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	866,076	1,224,362	3,759,204
Book Value of fixed assets disposed	31,147		74,272
Provision for doubtful accounts	—		29,218
Extraordinary gain on debt extinguishment	—	(123,858)	(123,858)
Loss on unconsolidated subsidiary	—		1,466,467
Impairment of note receivable	—		212,500
Non-cash charges relating to issuance of common stock, common stock options and warrants	3,269,708	3,124,561	46,872,874
Changes in assets and liabilities:
Accounts receivable	(1,423,931)	(224,550)	(546,202)
Inventory	(2,984,124)	266,491	(4,037,404)
Prepaid expenses and other
Other current assets	(517,528)	(65,276)	(805,722)
Other Non-current assets	—	64,455	(85,545)
Accounts payable	1,621,704	(799,341)	3,523,172
Accrued expenses	(484,074)	915,540	2,598,306
Due to/from related parties	1,792,646	1,677,366	3,846,103
Receivables from Subsidiary	—		(150,000)
Due from officer	—	100,000	(0)
Deferred revenue	—	214,180	214,180

Net cash used in operating Activities	(12,148,029)	(2,565,517)	(42,232,807)

Cash Flow From Investing Activities:
Payments related to patents and licensing rights	(120,275)	(71,150)	(372,221)
Purchases of fixed assets	(1,028,218)	(31,445)	(2,463,800)

Net cash used in investing activities	(1,148,493)	(102,595)	(2,836,021)

Cash Flow From Financing Activities:
Proceeds from issuance of common stock and exercises of options and warrants	7,119,345	2,947,750	45,387,444
Repurchase of treasury stock at cost	—	—	(7,973)

Net cash provided by financing activities	7,119,345	2,947,750	45,379,471

Net increase(decrease) in cash	(6,177,177)	279,638	310,643
Cash and cash equivalents, beginning of period	6,432,417	31,005	0

Cash and Cash equivalents, end of period	$255,240	$310,643	$310,643

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

Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ending March 31, 2002 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.

Through March 31, 2002, the Company had incurred development stage losses from inception totaling approximately $99,080,372 and was in a working capital deficit position of $1,577,550. At March 31, 2002, the Company had approximately $310,643 of cash, cash equivalents and approximately $516,984 of trade receivables to fund short-term working capital requirements. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) the successful wide scale development, deployment and marketing of its products.

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
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

2.    RELATED PARTY TRANSACTIONS

Certain members of the management of the Company are also employees of Microphase Corp. (“Microphase”). On May 1, 1997, the Company entered into a month-to-month agreement with Microphase, pursuant to which the Company uses office space as well as the administrative services of Microphase including the use of accounting personnel. The Company initially paid Microphase $10,000 per month until January 2000, at which time the office space agreement was revised to provide a fee of $11,050 and again in July 2001 this agreement was revised to provide of fee of $11,340 per month. Additionally, in July 1998, the Company entered into an agreement with Microphase, whereby the Company pays Microphase $40,000 per month for technical research and development assistance. Microphase also charges fees for specific projects on a project-by-project basis. During the nine months ended March 31, 2001 and 2002 and for the period from inception (October 2, 1996) to March 31, 2002, $1,794,817, $1,0l0,909 and $6,633,026 respectively, have been charged to expense or inventory at March 31, 2002 under these Agreements.

The Company is obligated to pay a 3% royalty to Microphase on revenues from the Company’s proprietary Traverser™ Digital Video and Data Delivery System and related component products. During the nine months ended March 31, 2002, the Company recorded royalties to Microphase totaling $59,613.

As a result of the foregoing transactions as of March 31, 2001, the Company had a $6,411 payable to Microphase, which is included in amounts due to related parties in the accompanying consolidated balance sheet. Additionally, at March 31, 2002, approximately $90,000 of undelivered purchase orders remain outstanding to Microphase.

The Company purchases products and incurs certain research and development expenses with Janifast, which is owned by U.S. Janifast Holdings, Ltd., a company in which three directors of mPhase are significant shareholders, in connection with the manufacturing of POTS Splitter shelves and component products including cards and filters sold by the Company. As of March 31, 2002 the amount due to Janifast was $478,539, which is included in due to related parties in the accompanying balance sheet. During the nine months ended March 31, 2002, Janifast charged the Company $1,560,221 for product costs, which are included in inventory on the consolidated balance sheet or cost of sales, and for research and development expenses in the statement of operations as of March 31, 2002. Additionally, at March 31, 2002, approximately $1,050,000 of undelivered purchase orders remain outstanding to Janifast.

Included in due to related parties in the accompanying balance sheet as of March 31, 2002 is $65,930 due to affiliates of the Company’s joint venture partner, AlphaStar International, Inc.

As consideration for a letter of settlement with a former consultant of mPhase, the Company had loaned the former consultant $250,000 in the form of a Note (the “Note”) secured by 75,000 shares of the former consultants common stock of mPhase. The Note was due April 7, 2001. Accordingly, during the year ended June 30, 2001, the Company charged $212,500 to administrative expense as a result of impairment of the Note. The Company has included the balance of $37,500, representing the estimated fair value of the underlying stock, in long-term assets in the accompanying consolidated balance sheet at March 31, 2002.

During the year ended June 30, 2001, the Company converted $2,420,039 of liabilities due to directors and related parties into 4,840,077 shares of the Company’s common stock at $.50 per share pursuant to debt conversion agreements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

During March 2002, the Company converted $420,872 of liabilities due to Piper Rudnick LLP, outside legal counsel to mPhase into a warrant to purchase up to a total of 1,683,000 shares of the Company’s common stock which is intended to be exercised only on a cashless basis; or 1,402,908 shares of the Company’s common stock at a value of $.30 per share, if exercised on the date issued; and a warrant to purchase 550,000 shares of the Company’s common stock at an exercise price of $.30 per share pursuant to the terms of payment agreement. In addition Piper agreed to accept a Promissory note for $420,872 of current payables at an interest rate of 8% with payments of $5,000 per month commencing June 1, 2002 and continuing through December 1, 2003, with a final payment of principal plus accrued interest due at maturity on December 31, 2003.

3.    INVENTORY

Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists mainly of the Company’s POTS Splitter shelves and cards. At March 31, 2002 inventory is comprised of the following:

Raw materials	$ 750,494
Work in progress	1,121,734
Finished goods	3,127,206

Total	4,999,434
Less: Reserve for Obsolescence	(962,030)

Net Inventory	$4,037,404

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

Utilization of net operating losses generated through March 31, 2002 may be limited due to changes in ownership that have occurred.

5.    ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2001	March 31, 2002
Georgia Tech	$ 400,000	$ 800,000
Other	1,342,138	645,390

	$1,742,138	$1,445,390

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

During the nine months ending March 31, 2001 and 2002, mPhaseTelevision.Net, Inc. was charged $806,544 and $64,039, respectively, for fees and costs by AlphaStar International, Inc. and its affiliates.

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

The Company granted 1,115,000 options, 48,068 shares of its common stock and 48,068 warrants to employees and 4,453,000 options to consultants for services performed during the nine months ending March 31, 2002. Compensation expense for the options granted to consultants was recorded based on the fair value of the options at the date of grant. Also, during the nine months ending March 31, 2002, the Company granted 823,000 shares of its common stock and 1,675,000 warrants to consultants for services performed.

8.    DEBT EXTINGUISHMENTS

During the nine months ending March 31, 2002, pursuant to debt conversion agreements, the Company converted the $1,278,658 of liabilities due to certain vendors into 1,342,996 shares of the Company’s common stock and 120,000 warrants in addition to the warrants discussed in Note 2, which resulted in extraordinary gains on extinguishments of $123,858.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9.    COMMITMENTS AND CONTINGENCIES

The Company has entered into various agreements with Georgia Tech Research Corporation (“GTRC”), pursuant to which the Company receives technical assistance in developing the commercialization of its Digital Video and Data Delivery System (DVDDS). The amounts incurred by the Company for GTRC technical assistance with respect to its research and development activities and included in the accompanying consolidated statement of operations for the nine months ending March 31, 2001 and 2002 and for the period from inception through March 31, 2002 totaled approximately $3,175,850, $400,000 and $13,374,300, respectively. If and when sales commence utilizing this particular technology, the Company will be obligated to pay to GTRC a royalty of 5% of product sales, as defined. As of March 31, 2002, $977,248 and $800,000 are included in accounts payable and accrued expenses, respectively to GTRC.

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

Item 2.     Management’s Discussion of Financial Conditions and Results of Operations—mPhase Technologies, Inc.

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

Three Months Ended March 31, 2002 vs. March 31, 2001

Revenue:

Total revenues were $865,797 for the three months ended March 31, 2002 compared to $2,958,635 for the three months ended March 31, 2001. The decrease in revenue for the current quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001 was due to slowing sales of the Company’s POTS Splitter product line, caused by the general downturn in the DSL equipment market, including customers that order component products from the Company. The Company continues to believe that its line of POTS Splitter products is positioned to be competitively priced with high reliability and connectivity, and as such has the potential to be a significant part of DSL deployment worldwide. The Company cannot say when the current contraction of DSL deployments will subside.

Cost of Revenues:

Cost of sales was $724,699 for the three months ending March 31, 2002 as compared to $1,688,753 in the prior period, representing 84% and 57%, for the quarters ended March 31, 2002 and 2001 respectively, of gross revenues. These margins have varied dramatically as the worldwide telecommunications markets have experienced volatility in DSL deployments, which utilize our component products. Additionally, the Company has offered discounts to certain customers in the period ended March 31, 2002 causing the margin to decrease.

Research and Development:

Research and development expenses were $538,826 for the three months ending March 31, 2002 as compared to $2,219,933 during the comparable period in 2001. This includes $50,000, incurred with GTRC for the three months ended March 31, 2002 as compared to $968,450 during the comparable period in 2001 and $488,826 incurred primarily with Microphase and other strategic vendors for the three months ending March 31, 2002 as compared to $1,251,483 during the comparable period in 2001.

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

General And Administrative Expenses:

Selling, general and administrative expenses were $1,261,713 for the three months ending March 31, 2002 down from $2,873,437 for the comparable period in 2001. The decrease in the selling, general and administrative costs are primarily the result of, despite a modest increase of non-cash charges relating to the issuance of common stock and options to consultants which totaled $737,407 for the three months ended March 31, 2002 as compared to $615,386 during the comparable period in 2001; the reduction in workforce in Fiscal 2002 and the reduction in marketing expenses in Fiscal 2002 in response to the current contraction in the telecommunications equipment market.

Net Loss:

The Company recorded a net loss of $1,807,547 for the three months ended March 31, 2002 as compared to a loss of $4,251,473 for the three months ended March 31, 2001. This represents a loss per common share of $(.03) for the three month period ended March 31, 2002 as compared to a loss per common share of $(.12) for the three months ending March 31, 2001.

Nine Months Ended March 31, 2002 Vs. March 31, 2001

Revenue:

Total revenues were $1,948,351 for the nine months ending March 31, 2002 compared to $10,055,006 for the nine months ending March 31, 2001. The decrease in revenue for the nine month period ended March 31, 2002 as compared to the nine month period ended March 31, 2001 was due to slowing sales of the Company’s POTS Splitter product line, caused by the general downturn in the DSL equipment market, including customers that order component products from the Company. The Company continues to believe that its line of POTS Splitter products is positioned to be competitively priced with high reliability and connectivity, and as such has the potential to be a significant part of DSL deployment worldwide. The Company cannot say when the current contraction of DSL deployments will subside.

Cost Of Revenues:

Cost of sales was $1,711,811 for the nine months ending March 31, 2002 as compared to $5,339,634 in the prior period, representing 12% and 47% for the nine month periods ended March 31, 2002 and 2001 respectively, of gross revenues. These margins have varied dramatically as the worldwide telecommunications markets have experienced volatility in DSL deployments, which utilize our component products. Additionally, the Company has offered discounts to certain customers in the period ended March 31, 2002 causing the margin to decrease.

Research And Development:

Research and development expenses were $2,907,256 for the nine months ending March 31, 2002 as compared to $8,699,948 during the comparable period in 2001 this includes $400,000 incurred with GTRC for the nine months ended March 31, 2002 as compared to $3,175,850 during the comparable period in 2001 in addition to $2,507,256 incurred primarily with Microphase and other strategic vendors for the nine months ending March 31, 2002 as compared to $5,524,098 during the comparable period in 2001.

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

General And Administrative Expenses:

Selling, general and administrative expenses were $5,376,709 for the nine months ending March 31, 2002 down from $8,966,355 for the comparable period in 2001. The decrease in the selling, general and administrative costs are a result of, a gain despite a modest increase of non-cash charges relating to the issuance of common stock and options to consultants which totaled $2,441,659 for the nine months ending March 31, 2002 as compared to $2,319,638 during the comparable period in 2001; the reduction in workforce in Fiscal 2002 and the reduction in marketing expenses in Fiscal 2002 in response to the current contraction in the telecommunications equipment market.

Net Loss:

The Company recorded a net loss of $8,959,447 for the nine months ended March 31, 2002 as compared to a loss of $14,319,653 for the nine months ended March 31, 2001. This represents a loss per common share of $(.19) for the nine months ending March 31, 2002 as compared to a loss per common share of $(.44) for the nine months ending March 31, 2001.

Liquidity And Capital Resources

At March 31, 2002, mPhase had a working capital deficit of $1,577,550 as compared to a working capital deficit of $1,458,227 on June 30, 2001.

Through March 31, 2002, the Company had incurred development stage losses totaling approximately $99,080,372 and was in a working capital deficit position of $1,577,550. At March 31, 2002, the Company had approximately $310,643 of cash and cash equivalents and approximately $516,984 of trade receivables to fund short-term working capital requirements. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) the successful wide scale development, deployment and marketing of its products.

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

At March 31, 2002, the Company had cash and cash equivalents of $310,643, compared to $31,005 at June 30, 2001, accounts receivable and inventory of approximately $517,000 and $4.03 million, compared to approximately $300,000 of accounts receivable and inventory of $4.3 million at June 30, 2001.

Cash used in operating activities was $2,565,517 during the nine months ending March 31, 2002. The cash used by operating activities principally consists of the net loss, the net increase in accounts receivable offset by the increase in depreciation and amortization, the net decrease in inventory, and by non-cash charges for common stock options and warrants issued for services and increased accrued expenses.

The Company has entered into various agreements with GTRC, pursuant to which the Company receives technical assistance in developing the Digital Video and Data Delivery System. The Company has incurred expenses in connection with technical assistance from GTRC totaling approximately $400,000 and $3,175,850 for the nine months ending March 31, 2002 and 2001 respectively and $13.4 million from the period from inception through March 31, 2002. If and when sales commence utilizing this technology, the Company will be obligated to pay GTRC a royalty of 5% of product sales.

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

During the nine months ending March 31, 2002, the Company issued 75,000 and 6,797,643 shares of its common stock, together with a like amount of warrants with an exercise price of $3.00 and $.30 respectively, in private placements including generating gross proceeds of $1,943,754 in private transactions pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended with accredited investors. In addition, certain strategic vendors converted $1,263,062 of accounts payable and accrued expenses into 1,342,996 shares of the Company’s common stock and 2,353,000 warrants.

As of March 31, 2002, mPhase had no material commitments for capital expenditures.

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

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at March 31, 2002.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

The Company has recently been advised that following an investigation by the staff of the Securities and Exchange Commission, the staff intends to recommend that the Commission file a civil injunctive action against Packetport and its Officer’s and Directors. Such recommendation relates to alleged civil violations by Packetport and such Officers and Directors of various sections of the Federal Securities Laws. The staff has alledged civil violations of Sections 5 and 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(d) of the Securities Exchanges Act of 1034. As noted in other public filings of mPhase, the CEO and COO of mPhase also serve as Directors and Officers of Packetport. Such persons have advised mPhase that they deny any violation of law on their part and intend to vigorously contest such recommendation.

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

Dated: May 14, 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ NECDET F. ERGUL Necdet F. Ergul	Chairman of the Board	May 14, 2002

/s/ RONALD A. DURANDO Ronald A. Durando	Chief Executive Officer, Director	May 14, 2002

/s/ GUSTAVE T. DOTOLI Gustave T. Dotoli	Chief Operating Officer, Director	May 14, 2002

/s/ MARTIN S. SMILEY Martin S. Smiley	Chief Financial Officer	May 14, 2002

/s/ ANTHONY GUERINO Anthony Guerino	Director	May 14, 2002

/s/ ABRAHAM BIDERMAN Abraham Biderman	Director	May 14, 2002