Form 10-K
period 2002-06-30
MPHASE TECHNOLOGIES INC
filed 2002-10-15
CIK 825322

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE YEAR ENDED JUNE 30, 2002

                          COMMISSION FILE NO.000-24969

                            ------------------------

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

As of August 26, 2002, there were 60,807,508 shares of common stock, no par value, stated value $.01, outstanding and the aggregate market price of shares held by non-affiliates was approximately $9,836,701 (Based upon a closing common stock price of $.28 on August 26, 2002) (solely for the purpose of calculating the preceding amount, all directors and officers of the registrant are deemed to be affiliates.)

                            mPHASE TECHNOLOGIES, INC.

                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                     PAGE

                                     PART I

ITEM 1. Business                                                       1
ITEM 2. Properties                                                    23
ITEM 3. Legal Proceedings                                             23
ITEM 4. Submission of Matters to a Vote of Security Holders           24

                                     PART II

ITEM 5. Market for Registrant's Common Equity and
          Related Stockholder Matters                                 24
ITEM 6. Selected Consolidated Financial Data                          25
ITEM 7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          30
ITEM 8. Financial Statements and Supplementary Data                   37
ITEM 9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                          37

                                    PART III

ITEM 10. Directors, Executive Officers and Key Employees
          of the Registrant                                           38
ITEM 11. Executive Compensation                                       40
ITEM 12. Security Ownership of Certain Beneficial Owners
          and Management                                              44
ITEM 13. Certain Relationships and Related Transactions               46

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on
          Form 8-K                                                    48
         Report of Independent Public Accountants                     F1
         Report of Certified Public Accountants                       F3
         Financial Statements                                       F4-F10
         Notes to Financial Statements                              F11-F32

ITEM 15. Certifications                                               53

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

ITEM 1.  BUSINESS

                         GENERAL DESCRIPTION OF BUSINESS

mPhase Technologies, Inc. ("mPhase" or the "Company") is a development stage technology company headquartered in Norwalk, Connecticut. The Company is a developer of broadband communications equipment and provider of digital video content. The Company's flagship product, the Traverser(TM), enables telephone companies and other telecommunications service providers to offer up to 384 channels of digital television, high-speed Internet and voice simultaneously over their existing copper wire infrastructure. The Traverser(TM) utilizes Digital Subscriber Line (DSL) technology to cost-effectively deliver a full suite of communication services, e.g., voice, television and data services.

We believe the Traverser(TM) provides telephone companies with a cost-effective, high quality and reliable means of converging communications services. To our knowledge, the Traverser(TM) is the only platform that does not utilize Internet Protocol (IP) transmission for the delivery of television services over telephone wires to the end user. By utilizing a non-IP transport (NIP), we believe certain quality of service issues that are often associated with IP-based television delivery systems are negated. The patented bus architecture of our system is such that all television channels are available to all users all of the time as opposed to channel availability being based on ratios. Hence, we feel that our solution is uniquely reliable. Furthermore, because we do not utilize IP transport for the delivery of television, we do not require the use of potentially costly equipment associated with IP-based television delivery such as, ATM switches, servers or routers, as well as other ancillary equipment.

To facilitate sales of its flagship product, mPhase has established a subsidiary company, mPhaseTelevision.net, Inc. ("mPhaseTV"). mPhaseTV has entered into licensing agreements with content originators for upwards of 80 channels of television content. mphaseTV can provide a single source of licensing agreements for service providers interested in entering into the business of television over telephone wires. By being able to offer this service to potential customers, the Company believes it eliminates a potential barrier to purchase and/or speeds the time to market for its customers.

Additionally, mPhase has developed a line of DSL component products. These products include microfilters and splitters, and line extenders. Each of these products can be used as components of the Traverser(TM) System, and can also be sold as stand-alone products. The Company recently announced the release of its "intelligent" line of central office POTS Splitters which the Company believes significantly lowers the cost of deploying DSL services by reducing the operational costs associated with loop qualification. The Company recently entered into an exclusive worldwide distribution agreement with Corning
Cable Systems. Corning, through its global sales force, will be re-selling mPhase's line of "intelligent" POTS splitter products to telecommunications providers around the world.

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

On May 5, 1997, the Company completed a reverse merger with Lightpaths TP Technologies, Inc. and thereafter changed its name to mPhase Technologies, Inc. on June 2, 1997.

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

On March 14, 2000, mPhase entered into an agreement with BMW Manufacturing Corp., located in South Carolina. Under the agreement, the Company installed version 1.0 of the Traverser(TM) for BMW's telephone transmission network. BMW has agreed that, upon its notice and consent, mPhase will be able to demonstrate to potential customers the functioning system at BMW's facilities. BMW has made two (2) subsequent purchases increasing the size of the deployment to 48 unique units.

Our flagship installation, Hart Telephone, has completed the build and development of its digital headend during fourth quarter of 2001. The completion of their digital headend marks the move from beta to commercial deployment of the Traverser(TM) platform. Hart currently has approximately 100 customers receiving about 90 channels of television services.

mPhase has initiated development of Version 2.0 of the Traverser(TM) with a major, experienced research and development organization. Version 2.0 will be a cost-reduced version of Version 1.0, offering similar functionality to version
1.0. We expect Version 2.0 to be commercially available for deployment in Hartwell, as well as other locations, in early 2003. We believe such cost reduced product will increase the competiveness of the Traverser(TM) against other competing technologies in the global marketplace.

Our revenue, historically, has been derived from sales of component telephone equipment parts, the majority of which has come from our sales of POTS Splitter Shelves. In our fiscal year ended June 30, 2002, and through the third quarter of our fiscal year 2002 ended March 31, 2002 we generated approximately $2.58 million and $1.95 million in revenue, respectively, from the commercial sale of our component products. These component products, including filters and Central Office POTS Splitter Shelves, are marketed to other DSL equipment vendors. We do not believe that the sales of our Traverser(TM) will be materially impaired by the sale of these component products to these potential competitors.

Products & Services

Traverser(TM) Digital Video and Data Delivery System

mPhase's principal and flagship product, the Traverser(TM) Digital Video and Data Delivery System (DVDDS), is a patented end-to-end system enabling the delivery of digital broadcast television, analog voice service and high-speed data, as well as other ancillary services, over a single copper telephone wire.

Telcos using the mPhase Traverser(TM) System need to build a digital video headend or programming and control center ("PCC") to receive television content. This includes installing a satellite receiving dish, off-the-shelf video equipment and mPhase's software to manage the video content at the PCC. Local off-air channels are received, digitized and combined with the signals received via satellite at the PCC. The PCC can be co-located with a single central office or (CO) or remotely located and connected to each Central Office (CO) via dark fiber, SONET ring or ATM networks.

The Traverser(TM) CO equipment, known as the mPhase Universal Access Shelf, integrates video signals from the PCC with Internet and voice signals. The output of the Universal Access Shelf consists of DSL "lines" capable of carrying a single DVB-ASI, MPEG2 television channel, high-speed data and POTS (Plain Old Telephone Service, to subscribers over existing telephone lines.

Upon reaching the home or business, the DSL line is fed into the mPhase INI(TM), or digital set top box. The INI(TM) separates the three signals and routes them to the television, PC and telephone.

Since its inception in June 1997, the Company's operating activities have centered on developing, building and testing the Traverser(TM); establishing relationships with third party developers, manufacturers and sales channel partners; and commencing sales and marketing efforts. mPhase has not yet derived any material revenue from the sale of the Traverser(TM).

The Company believes its product is unique and offers distinct competitive advantages for a number of reasons. Foremost, the patented bus architecture utilized by the Traverser(TM) allows a plurality of channels to be delivered to a plurality of users all of the time ensuring unequivocal system reliability. Additionally, because the Traverser(TM) does not utilize IP transport, it does not require potentially costly equipment associated with IP-based television delivery such as ATM switches, servers or routers, as well as other ancillary equipment. Instead, the Traverser(TM) offers a cost-effective method to deliver realtime broadcast television over copper phone wires. Additionally, the Traverser(TM) does not require an upgrade of the existing infrastructure thereby avoiding the capital expense required to support certain competing video over DSL platforms.

The Traverser(TM) utilizes technology that mPhase licenses exclusively from Georgia Tech Research Corporation ("GTRC") and DSL semiconductor chip technology purchased from GlobeSpan Semiconductor, Inc. Georgia Tech Applied Research Corporation ("GTARC") provides a significant portion of the engineering research and design to develop the Traverser(TM). The Traverser(TM) also utilizes component technology developed by Microphase Corporation, a privately-held company with which mPhase shares common management.

Other Products

POTS Splitter Shelves

A Plain Old Telephone Service (POTS) Splitter Shelf is a low pass/high pass filter that separates voice and data transmissions. POTS Splitter Shelves, are necessary to permit simultaneous voice and data transmissions over the same twisted copper wire pair. POTS Splitter Shelves and the individual cards that populate the shelf, separate and re-combine traffic traveling along each copper wire into the analog voice portion of a transmission and the digital data portion, so that each signal can travel independent of the other. This product allows for increased clarity of both voice and data information and decreased "cross talk", or interference.

POTS Splitters are available in a domestic and an European Harmonized version to service the international market as well as in a version that can support ADSL over ISDN lines.

Intelligent POTS Splitter (iPOTS(TM)) and Universal Bypass

We believe the mPhase iPOTS(TM) offers a much needed solution for the DSL industry; the iPOTS(TM) enables telcos to remotely and cost-effectively perform loop management and maintenance including line testing, qualification and troubleshooting. Prior to the introduction of the iPOTS(TM), loop management could not be remotely performed through a conventional POTS Splitter without the use of expensive cross connects or relay banks because of the mandatory DC blocking capacitors in traditional POTS splitters, as required by the ITU, ANSI and ETSI. The unique (patent pending) iPOTS(TM) circuit allows test heads to perform both narrow and wideband testing of the local loop through the central office POTS Splitter without having to physically disconnect the POTS Splitter, thereby eliminating the need to dispatch personnel and a truckroll.

The iPOTS is a complete solution which includes a POTS Splitter as well as the bypass or "intelligent" functionality and the UniversalBypass is a module containing the intelligent functionality which can be used with any vendor's POTS Splitter.

mPhase has recently entered into a distribution agreement with Corning Cable Systems for its line of intelligent products. mPhase has granted Corning, one of the world's leading suppliers of Central Office DSL components, the exclusive worldwide distribution of its intelligent line. This agreement significantly increases the potential exposure of this product line, as Corning has a global salesforce and established relationships with the largest telephone companies in the world.

mPhaseStretch

mPhase has recently introduced a new product known as the mPhaseStretch. This product is a loop extender that enhances the performance of the Traverser(TM) System by extending the transmission distance for the delivery of voice, video and data up to 30,000 feet. The mPhaseStretch is a powered device that is placed on the line at approximately 9,000 feet or before the signal begins to degrade. We believe the addition of the Stretch gives mPhase the greatest serviceable distance radius for the delivery of converged services. A universal version of the Stretch(TM), or a version interoperable with other vendor's DSLAM equipment is scheduled to be released later this year.

Microfilters

We have developed a complete line of microfilters, including a 2 and 4 pole filter for use in single and multi-phone households, as well as a NID Splitter. These products, similar to POTS Splitters, ensure clear and reliable service of voice and high-speed data when these two services reside on the same line.

Target Market

Our primary business is to develop and market the Traverser(TM) to domestic and international telephone companies and other communications service providers. We position the Traverser(TM) to be the most cost-effective, reliable, scaleable and easiest to operate TV-over-ADSL solution on the market.

mPhase markets its products in the U.S. to small, independent telephone companies. We believe our product is ideal in markets where the population is dispersed with relatively long loop lengths due to our advantage of having the longest serviceable distance radius. Additionally, smaller telcos tend to be more nimble and faster in their decision-making process. Also, many of these telcos are located in areas where the competition for television services is less intense than larger telcos located in urban markets.

mPhase also markets the Traverser(TM) System to international telephone companies. Telephone companies around the world are experiencing negative pressures on their calling revenues, encroaching competition from technologies which were at one time complimentary (e.g., cable) and a need to increase their per subscriber revenue. Outside of the United States, telcos are particularly reliant on their copper infrastructure, as few countries have upgraded their infrastructure to optics. Beyond that, the options for pay-tv services outside the U.S. are, for the most part, limited. Consumers living abroad have less access to digital television, leaving international telcos well-positioned to capture a large percentage of the market. Hence, we believe the market conditions that exist abroad are stronger for our product than those that exist domestically.

While mPhase believes it will experience some success in the U.S., it anticipates greater success in the international community. mPhase is focused over the next several quarters on securing 1 to 2 large international telephone companies as customers. To that end, it has several trials scheduled with major international incumbent telcos, including one currently underway in Ankara, Turkey.

mPhase is in the process of building reliable, reputable and productive distributors and resellers and finalizing its certification process for distributors and resellers. The Company then intends to aggressively pursue relationships with distributors and resellers abroad that have telecommunications experience and existing telephone company customers. We believe that by capitalizing upon these kinds of relationships, mPhase will be able to reach a greater international audience faster. An example of such a relationship is mPhase's recently established agreement with Corning Cable Systems for the worldwide distribution of its intelligent line of products.

mPhase Television.Net, Inc.

mPhaseTV provides contracts, licensing agreements, marketing and legal support to service providers interested in deploying television over DSL. mPhaseTV has established licensing agreements and partnerships with content originators thus allowing service providers to offer its subscribers a full complement of television programming. It is important to note that the role of mPhaseTV has changed since its inception. Originally, mPhaseTV was to act as a content aggregator, downlinking a complete lineup of channels, digitizing those channels and uplinking them via satellite for further delivery to each telco site. The benefit of mPhaseTV acting as a content aggregator was that service providers would not have to build a full-scale headend that included encoders, and other equipment. However, recent advances in technology have significantly reduced the costs for a telephone company to build a full scale headend. Therefore the role of mPhaseTV is now targeted to providing the licenses as opposed to offering an aggregated content transport solution. Telephone companies purchasing content through mPhaseTV are still required to build a full-scale digital headend.

We contributed the initial funding for the mPhaseTV, by lending it $1,000,000 at 8% per annum interest. The loan is repayable to us in common stock at the time that mPhase Television qualifies for listing in the NASDAQ Small Cap Market. We also contributed $20,000 in cash to the joint venture and granted options to Alphastar to purchase 200,000 shares of our stock for $4.00 per share. The agreement requires Alphastar to provide mPhaseTV the right to transmit television broadcasts over Alphastar's digital satellite network. On May 1, 2000, we acquired an additional 6.5% interest in mPhaseTV for an additional $1,500,000 in cash. We report mPhaseTV as a consolidated subsidiary.

As part of its cost reduction efforts, mPhase has renegotiated its joint venture relationship with Alphastar International, Inc. that established mPhaseTV. Under the original arrangement, mPhaseTV leased the rights to use Alphastar's earth station satellite uplink and downlink facility in Oxford, CT. Pursuant to an agreement dated as of June 18, 2002, mPhaseTV has terminated its lease of the earth station and Alphstar and its affiliated entity have converted certain accounts payable into shares of the Company's common stock.

mPhaseTV continues to serve as a strategic asset for selling the Traverser(TM) by having secured the rights to transmit over DSL over 80 television channels directly from the content providers eliminating the need for a U.S. telco purchasing the Traverser(TM) from having to assemble such rights itself from each of the content providers. mPhase currently owns a 56% controlling interest in mPhaseTV.

Competitive Business Conditions

The telecommunications sector overall has experienced a significant global downturn in spending over the past year. A number of once seemingly powerhouses of the industry have faltered resulting in devasting effects across the industry. The dramatic pull back in spending among service providers, coupled with the malaise of the capital markets has halted the growth of the sector. While the Company remains optimistic about the future of broadband, we don't anticipate an upturn of events until service providers in general are able to emerge from their current financial challenges.

In addition to the shifting economic climate, the telecommunications equipment market is also characterized by swift technological change. Currently, communications service providers have the option to offer several broadband solutions in the last mile, including the existing ISDN or T-1 technologies, fiber optic or hybrid coaxial cable and wireless and satellite delivery methods. Communications service providers may use these other technologies instead of DSL to offer their subscribers broadband access. There is currently a bill in Congress that, if passed, could have positive effects on the telecommunications industry overall and mPhase in particular. The Tauzin-Dingell bill basically reduces the regulatory pressures on the larger incumbent telephone companies in the U.S. It is speculated that this reduced pressure on the RBOCs could result in greater spending among these companies and potentially more funding available for the Company's products.

Based upon current telecommunications industry standards and deployment methodologies, mPhase believes that DSL can compete favorably with these other technologies, especially outside of the United States. In particular, telephone companies and other copper-wire based service providers, which are interested in maximizing the installed copper wire infrastructure from the standpoint of cost effectiveness and ease of development, will favor DSL or other copper-based broadband technologies.

mPhase's competitors that sell DSL systems like the Traverser(TM) or other technologies, which incorporate broadband solutions over copper wire include:
ADC, Alcatel S.A., Copper Mountain, Advanced Fiber Communications, Innovia, Ericsson, Fujistsu, Lucent Technologies, Marconi, NEC, Next Level Communications, Nortel, Huawei Technologies Corporation Limited, Nokia, DVTel, Inc., Turnstone, Paradyne Networks, Samsung, 2Wire, Siemens, TUT Systems, Motorola, and Westell. In addition, we also compete with ImagicTV, Minerva and Myrio Corporation, which provide infrastructure software products to deliver multi-channel digital television over telephone networks by using Internet Protocol.

Relative to other platforms that converge voice, video and data, we believe that mPhase has the only non-Internet-Protocol platform that we are aware of on the market. However, there are other IP-based platforms, such as the system offered by Alcatel and Lucent and Innovia that enable the same suite of services to be delivered using IP.

Next Level Communications, among others, offers a VDSL platform enabling the delivery of voice, video and data over copper telephone wires. However, because its platform is based on VDSL, it requires telcos to have a fiber-to-the-neighborhood infrastructure. For some telcos the cost of this type of infrastructure upgrade is prohibitive. Other equipment manufacturers offer fiber-to-the-home solutions. While fiber in the home is an extremely robust transmission medium, it is time and capital intensive to deploy.

Hybrid Fiber Coaxial Cable

Cable television providers are also competing in the space for converged services using analog and digital cable connections that have been upgraded for digital two-way services. In the United States, the majority of cable connections have already been upgraded and can support the delivery of television and high-speed Internet, and in may cases, cable telephony. In fact, the imposing threat that cable companies present has created a catalyst among telephone companies to expand their service offering to include advanced services such as digital television.

Importantly, telephone companies have certain infrastructure advantages compared to cable companies. A coaxial cable network is based on a shared platform, with individual users sharing a common pipe or link between a central node back to the Internet point-of-presence. Therefore, despite the large bandwidth capacity of a coaxial cable infrastructure, the ultimate bandwidth for individual users is negatively affected as more users access the Internet simultaneously. In contrast, DSL is a point-to-point exclusive connection. No matter how many users are accessing the Internet at the same time, subscribers will not experience slowed data rates in the last mile due to congestion in the pipe.

Satellite

Satellite providers are at a distinct disadvantage with regard to competing in the converged services arena. While satellite delivered television services in the U.S. have experienced significant growth over the past several years, the ability for satellite providers to offer reliable, consistent and cost-effective high speed data is still in its infancy and too expensive to commercially deploy. Furthermore, satellite providers are not typically equipped to offer telephony services, unless they were to partner with a wireless telephony provider. Beyond that, particularly outside of the US, the direct-to-home satellite options are limited due to either low channel counts or unreliable quality. Satellite signals are often affected by weather events such as severe snow or rain, unlike DSL-delivered services which remain largely stable regardless of the weather pattern.

Manufacturing

In late 1999, mPhase contracted with Flextronics, a major third party contract manufacturer, to manufacture a prototype of its central office equipment and Intelligent Network Interfaces(TM). The Company terminated its relationship with Flextronics in March 2002.

Outsourcing

The Company practices an outsourcing model whereby it contracts with third party vendors to perform certain functions rather than performing those functions internally. For instance, mPhase outsources digital engineering development for the Traverser(TM) System to GTARC. It also outsources analog engineering development and certain administrative functions to Microphase Corporation. With regard to manufacturing, mPhase is targeting leading contract manufacturing companies with strategically located facilities in North America, Mexico and Asia with which it can establish long-term relationships. By using contract manufacturers, mPhase will attempt to avoid the substantial capital investments required for internal production. Additionally, mPhase has just recently entered an outsourcing arrangement for the sales and marketing of its intelligent line of component products with Corning Cable Systems. Corning will be exclusively reselling mPhase's intelligent component products worldwide.

                              Patents and Licenses

We have filed and intend to file United States patent and/or copyright applications relating to some of our proposed products and technologies, either with our collaborators, strategic partners or on our own. There can be no assurance, however, that any of the patents obtained will be adequate to protect our technologies or that we will have sufficient resources to enforce our patents.

Because we may license our technology and products in foreign markets, we may also seek foreign patent protection. With respect to foreign patents, the patent laws of other countries may differ significantly from those of the United States as to the patentability of our products or technology. In addition, it is possible that competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for, or may in the future apply for and obtain, patents which will have an adverse impact on our ability to make and sell our products. There can also be no assurance that competitors will not infringe our patents or will not claim that we are infringing on their patents. Defense and prosecution of patent suits, even if successful, are both costly and time consuming. An adverse outcome in the defense of a patent suit could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease our operations.

The intellectual property owned and licensed by the Company falls into two general categories, analog and digital intellectual property.

mPhase owns the analog intellectual property which can be characterized as filter technology. This intellectual property includes:

- Low pass filter shelves and POTS Splitters, which combine the Traverser(TM)DSL spectrum from the traditional voice service;

- ADSL filters, which are filters that conform to the worldwide DSL standard and are utilized in the transmission of data and voice service; and

- Bypass for telephone Splitter System, which enables an automated and remote bypass of the POTS Splitter so full metallic testing can be performed.

We have a pending patent application which was filed in June 1999 claiming priority to three provisional patent applications for the analog portion of our technology.

mPhase exclusively licenses our digital intellectual property from Georgia Tech Research Corporation (GTRC). We also have an exclusive, worldwide license to manufacture and market products using the technology developed by GTARC under our contract with them. The exclusive license with GTRC is applicable for the duration of their patent protecting the system design and other technology related to the Traverser(TM). The digital intellectual property that we license provides several unique aspects of the Traverser(TM). Among them is the backplane design, which provides every subscriber the ability to view any channel available. All subscribers in a given system could be watching the same channel at the same time. The intellectual property licensed exclusively to mPhase by GTRC includes the below mentioned patents.

A patent for the System and Method for the Delivery of Digital Video and Data over a Communications Channel was issued on November 28, 2000 to the Georgia Tech Research Corporation.

A patent was issued on March 27, 2001 to the Georgia Tech Research Corporation for the System and Method for Maintaining Timing Synchronization in a Digital Video Network. This patent covers the development of the Framer and the Framer chip. The Framer is an Integrated Circuit which gives the Traverser(TM) the capability of allocating both the downstream and upstream bandwidth into virtually any application required. This feature allows the Traverser(TM) to deliver both MPEG-2 digital video and Internet data simultaneously and also allows for future applications of the Traverser(TM).

A patent was issued on November 27, 2001 to the Georgia Tech Research Corporation for the Method and Apparatus for Combining a Plurality of 8B/10B Encoded Data Streams addresses video data transport between digital headends and the access network serving subscribers. A further patent is pending covering other methods of video program transport.

Another patent was recently issued on August 13, 2002 covering what mPhase calls the System Management Workstation (SMW). Specifically, this patent entitled, "Computer System and Method for Providing Digital Video and Data Over a Communication Channel" addresses the means by which the computer system and method manages the already patented bus or broadcast backplane, for the delivery of converged voice, video and data. The management system covered by this patent performs functions such as monitoring the health of the Traverser(TM) system, managing a database of user information, as well as linking multiple central offices to a master system control station.

Georgia Tech also has patents pending that protect:

- apparatus and methods of remote control of the Intelligent Network Interface(TM); and,

- systems and methods to provide subscribers means to playback previously recorded video content.

We also rely on unpatented proprietary technology, and we can make no assurance that others may not independently develop the same or similar technology to ours or otherwise obtain access to our unpatented technology. If we are unable to maintain the proprietary nature of the Traverser(TM) technology, our future operations would likely be adversely affected.

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

Research and Development

mPhase has designed the Traverser(TM) and its ancillary component parts in conjunction with multiple research and development partners. GTARC conducts the majority of our digital research and development for the Traverser(TM). Microphase Corporation contributed the analog technology incorporated in the design of the Traverser(TM), as well as providing ongoing development of analog DSL components. mPhase has initiated negotiations for the development of Version
2.0 with a well-established research and development organization to compliment GTARC. Version 2.0 will be a cost-reduced version of Version 1.0, offering similar functionality at a significantly reduced cost. We anticipate that GTARC will be involved in a reduced role with the development efforts of Version 2.0.

As of June 30, 2002, we had been billed approximately $13,424,300 for research and development conducted by GTARC.

On March 26, 1998, we entered into a license agreement with GTRC which has the patent on the Digital Video and Data Delivery System technology. GTRC has granted us the exclusive license to use and re-sell this technology in the Traverser(TM). We are required to pay GTRC royalties of 5% on the sales of the Traverser(TM). The agreement expires automatically when the patents covering the invention expire.

Employees

mPhase presently has approximately 12 full-time employees, two of whom are also employed by Microphase Corporation. See the description in the section entitled "Certain Relationships and Related Transactions."

Risk Factors

An investment in mPhase's common stock involves a high degree of risk. You should carefully consider the following risks before making an investment decision. You should also refer to the other information set forth in this document, including the Company's financial statements and the related notes.

Risks Related to Financial Aspects of the Company's Business

mPhase expects to incur substantial net losses for the foreseeable future and expects to need to raise substantial additional capital.

mPhase expects to generate operating losses and negative cash flow into the foreseeable future because it must fund its increasing sales, marketing and promotional activities, its equipment production efforts and its continued research and development activities to maintain its technology and develop new technology. The Company expects to fund these activities through additional public or private offerings of its stock. mPhase had net losses, including non-cash charges for stock based employee compensation, of approximately $24.0 and $11.3 million for the twelve-month periods ended June 30, 2001 and June 30, 2002, respectively. The Company has sold Splitters and Microfilters of approximately $2.58 million for the period between June 30, 2001 and June 30, 2002. mPhase cannot be certain when and if it will achieve sufficient revenues in relation to its expenses to become profitable. The Company believes that increasing its revenues will depend in large part on its ability to:

         -        raise additional capital;

         - finalize the commercial design of the Traverser(TM)and its management software;

         -        decrease the overall cost of our system significantly;

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

As of June 30, 2002, mPhase received no purchase orders for the Traverser(TM) or programming content offered by its subsidiary mPhaseTelevision.Net. The Company's revenue of approximately $10,524,100 for the fiscal year ended June 30, 2001 and $2,582,446 for the fiscal year ended June 30, 2002 was derived largely from sales of its DSL component products. mPhase generated $20,000, $5,540 and $97,700 from sales of trial versions of the Traverser(TM) product for the fiscal year ended June 30, 2000, 2001 and 2002 respectively.

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

Investors in mPhase should be able and prepared to sustain an entire loss of their investment. If unable to sustain such losses investors are advised to thoroughly and carefully consider their investment in this Company.

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

-        the volatility of the price of the Company's common stock;

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

Risks Related to mPhase's Products and Target Markets

A significant market for the Company's products may not develop if telephone companies do not successfully deploy broadband services such as high-speed data and video.

Many telephone companies have recently begun offering high-speed data services. Most telephone companies have not offered multi-channel video services at all. Unless telephone companies make the strategic decision to enter the market for providing television services, a significant market for mPhase's products may not develop. Sales of its products largely depend on the increased use and widespread adoption of broadband services and the ability of its customers to market and sell broadband services, including video services, to their customers. Certain critical issues concerning use of broadband services are unresolved and will likely affect their use. These issues include security, reliability, speed and volume, cost, government regulation and the ability to operate with existing and new equipment. Even if telephone companies decide to deploy broadband services, this deployment may not be successful. Telephone companies may delay deployments of broadband services. Factors that could cause telephone companies not to deploy, to delay deployment of, or to fail to deploy successfully the services for which mPhase's products are designed include the following:

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

         -        uncertain subscriber demand for broadband services; and

         - inability of telephone companies to predict return on their investment in broadband capable infrastructure and equipment;

         -        decreased capital expenditures by telephone companies.

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

mPhase's potential customers will not purchase its products if they do not have the infrastructure necessary to use its products. The Traverser(TM) is based on the use of copper telephone wire. The copper wire infrastructures installed and maintained by telephone companies vary in quality and reliability. A significant portion of the existing networks have been installed and repaired over many years and may be out of date. The copper wiring used by telephone companies is also unshielded, making data transmission susceptible to interference. In addition, copper wiring has a basic transmission property that causes the signal quality to degrade rapidly as the frequency increases or the distance traveled by the signal increases. As a result of these limitations, the Traverser(TM) may not be a viable solution for customers requiring service at performance levels beyond the current limits of copper telephone wire and this could harm mPhase's sales.

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

Additionally, in order to utilize mPhase's products to offer digital video services, its potential customers may need to build a digital headend to receive video broadcasts and install fiber optic cable from the headend to each central office. The capital expenditures required to install a headend may exceed the financial resources of its potential customers. There can be no assurance that its potential customers will make the investment necessary to upgrade their facilities in order to use mPhase products.

Some telecommunications service providers, such as Bell Canada, are currently offering Direct Broadcast Services, commonly referred to as "DBS", a technology, which provides multiple channel digital television through satellite distribution to individual satellite dish receptors located at the home. Since there are telecommunications service providers that sell or re-sell DBS services, these companies already provide their subscribers with access to a digital television service and do not require the Company's technology to provide digital video services.

Risk Related to the Industry

Intense competition in the telecommunications equipment market could limit or prevent mPhase's profitability.

The telecommunications equipment market is characterized by swift technological change. Several available technologies such as fiber optic cable, co-axial cable and hybrid co-axial cable, wireless transmission and satellite transmission compete with DSL for market share. Communications service providers may also use other technologies such as ISDN (Integrated Services Digital Network), or IP-based or fiber-based DSL solutions to deploy high-speed services comparable to those provided by the Company's Traverser(TM) products.

mPhase's competitors who sell DSL systems like the Traverser(TM) or other technologies, which incorporate broadband solutions over copper wire include:
ADC, Alcatel S.A., Copper Mountain, Advanced Fiber Communications, Innovia, Ericsson, Fujistsu, Lucent Technologies, Marconi, NEC, Next Level, Nortel, Huawei Technologies Corporation Limited, Nokia, DVTel, Inc., Turnstone, Paradyne Networks, Samsung, 2Wire, Siemens, TUT Systems, Motorola, and Westell. In addition, we also compete with ImagicTV and Myrio Corporation, which provide infrastructure software products to deliver multi-channel digital television over telephone networks by using Internet Protocol.

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

The Federal Communications Commission requires that telephone equipment used in central offices be certified in accordance with Parts 15 and 68 of its rules and regulations. Part 15 specifies a maximum allowable amount of electromagnetic radiation from an electronic device in a commercial or residential environment at specific frequencies. Part 68 tests the equipments resistance to lightning strikes. The Underwriters Laboratories (UL) 1950 Standard applies to our customer premise equipment called the Intelligent Network Interface(TM).

National Equipment Bureau of Standards (NEBS) testing is also recommended for U.S. telco equipment. It assures a telco that the equipment does not require extensive installation and is reliable. The testing covers a large range of requirements including criteria for personnel safety, protection of property, and operational continuity. NEBS also covers physical requirements including:
Space Planning, Temperature, Humidity, Fire, Earthquake, Vibration, Transportation, Acoustical, Air Quality and Illumination; and electrical criteria including: Electrostatic Discharge (ESD), Electromagnetic Interference
(EMI), Lightning and AC Power Fault, Steady State Power Induction, Corrosion, DC Potential Difference, Electrical Safety and Bonding and Grounding. In addition, Underwriters Laboratories also requires certain safety standards be tested and certified.

The Central Office Traverser(TM) equipment is currently undergoing NEBS testing, that will include FCC Part 68 and FCC Part 15 certification. The Customer Premises Traverser(TM) equipment is FCC Part 68 and FCC Part 15 certified and is also UL listed. The Traverser(TM) has not completed all certification testing and there can be no assurance that it will be fully certified. In the event that the Traverser(TM) fails any portion of the certification testing, the product may need to be redesigned, mPhase may incur significant increases in its development expenses and the production of the Traverser(TM) will be delayed. The Company's ability to sell the Traverser(TM) if it is not able to obtain certification will be hindered and will have difficulty conducting its plan of operations as currently contemplated.

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

Other Risks Associated with mPhase's Business

mPhase depends on a third party to develop its products. The Company relies upon GTARC, an affiliate of the Georgia Institute of Technology, for research concerning the Company's digital technology and products. mPhase has entered into a Research Agreement with GTARC, which includes a series of delivery orders providing guidelines for the research and development of portions or components of the Traverser(TM). GTARC developed working prototypes and the version 1.0 Traverser(TM). mPhase's business will be materially adversely affected if GTARC does not perform its responsibilities under the agreement on an acceptable basis or terminates the relationship and mPhase is unable to replace their development services on a prompt basis, if at all.

mPhase's success depends on its ability to protect its intellectual property. Georgia Tech Research Corporation has been awarded (i) patent #6,154,772 dated November 28, 2000 entitled System and Method for the Delivery of Digital Video and Data over a communications channel, (ii) patent #6,208,666 dated March 27, 2001 entitled System and Method for Maintaining Timing Synchronization in a Digital Video Network, (iii) patent #6,323,789 issued November 27, 2001 entitled Method & Apparatus for Combining Plurality of 8B/10B Encoded Data Streams, and
(iv) patemt #6,434,562 issued August 13, 2002 entitled Computer System and Method for Providing Digital Video and Data Over a Communication Channel. Even if patents are obtained, they may not adequately protect the Company's technologies from third party infringement. The Company may seek foreign patent protection, but foreign patent protection may not be granted. mPhase's failure to protect its intellectual property could materially adversely affect it.

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

Necdet F. Ergul, the Chairman of the Board, Ronald A. Durando, the President and Chief Executive Officer, and Gustave T. Dotoli, the Chief Operating Officer and Vice President, respectively, are officers of Microphase Corporation. Necdet F. Ergul, is a major shareholder of Microphase Corporation. Microphase provides resources and technology related to the development of the Traverser(TM), and other DSL products. Microphase may not be the most economical provider of this technology and resources and conflicts of interest may arise due to the relationship between mPhase and Microphase. In addition, the Company will pay to Microphase a royalty comprised of 3% of any commercial product sales of any DSL-related technologies.

Ronald A. Durando and Gustave T. Dotoli are also president and vice-president, respectively, of PacketPort.com, Inc., a company that develops Internet Protocol Telephony products and services. Packetport.com, Inc. is in the process of launching a complete line of Packet Telephony products.

Janifast, Ltd., a Hong Kong company, is the manufacturer that produces components for the prototype Traverser(TM) and may produce such components for mPhase in the future. Necdet F. Ergul, Ronald A. Durando and Gustave T. Dotoli are controlling shareholders of Janifast, Ltd. with an aggregate ownership interest of greater than 75% of Janifast, Ltd. Mr. Durando is Chairman of the Board of Directors of Janifast, Ltd. and Mr. Ergul is a Director of Janifast, Ltd.

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

As a New Jersey corporation, mPhase is also subject to the New Jersey Shareholders Protection Act contained in Section 14A:10A-1. In general, Section 14A:10A-1 prohibits a publicly-held New Jersey corporation from engaging in a "business combination" with an "interested shareholder" for a period of five years following the date the person became an interested shareholder, unless, among other things:

         - the Board of Directors approved the transaction in which such a shareholder became an interested shareholder prior to the date the interested shareholder attained such status; and,

         - the business combination is approved by the affirmative vote of the holders of at least 66 2/3% of the corporation's voting stock not beneficially owned by the interested shareholder at a meeting called for such purpose.

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

mPhase's stock price may decline as a result of sales of a large number of shares in the market after the recent registration of 40,528,932 shares on an amended S-1 registration statement. These factors could make it more difficult for the Company to raise funds through future offerings of common stock.

A large volume of sales by these selling stockholders could have a significant adverse impact on the market price of the Company's common stock.

ITEM 2.  PROPERTIES

The corporate headquarters is located at 587 Connecticut Avenue, Norwalk, CT 06854-1711. The Company leases this office space from Microphase Corporation under a facilities agreement with Microphase that provides that mPhase lease office space, lab facilities and administrative staff on a month-to-month basis for $11,340/month. The Company also maintains an office at the Georgia Advanced Telecommunications Technology Center in Atlanta, Georgia.

ITEM 3.  LEGAL PROCEEDINGS

The Company has recently been advised that, following an investigation by the staff of the Securities and Exchange Commission, the staff intends to recommend that the Commission file a civil injunctive action against Packetport.com, Inc. (hereinafter "Packetport") and its Officers and Directors. Such recommendation relates to alleged civil violations by Packetport and such Officers and Directors of various sections of the Federal Securities Laws. The staff has alleged civil violations of Sections 5 and 17(a)of the Securities Act of 1933 and Sections 10(b)and 13(d)of the Securities Exchanges Act of 1934. As noted in other public filings of mPhase, the CEO and COO of mPhase also serve as Directors and Officers of Packetport. Such persons have advised mPhase that they deny any violation of law on their part and intend to vigorously contest such recommendation.

From time to time we may be involved in various legal proceedings and other matters arising in the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As described in mPhase's Definitive Proxy Statement (DEF-14A), filed on April 8, 2002, the following proposals were submitted to shareholders for their approval at an annual meeting held on May 15, 2002: (1) a proposal to elect seven (7) Directors to hold office until the next Annual Meeting; and (2) a proposal to ratify the appointment of Arthur Andersen LLP or such other qualified auditors as the Board of Directors may determine is necessary, as the external auditors for mPhase's fiscal 2002 year. The aforementioned proposals are explained in greater detail in the Proxy Document; shareholders of record as of April 1, 2002 were entitled to vote before the deadline of May 15, 2002, and the proposals were approved by the shareholders on that date, with the minor exception that the auditors appointed by the Board and the shareholders at the meeting was in fact, Rosenberg Rich Baker Berman & Company ("other qualified auditors").

The vote was as follows: (1) Election of Directors - 32,280,669 votes were cast in favor of the election of each of the seven directors; and (2) Ratify Independent Auditors - 31,785,416 votes were cast in favor of ratifying Rosenberg Rich Baker Berman & Company as the Independent Auditors. Each of the directors was elected by the same number of votes in favor and there were no votes against their election.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   (A)  MARKET PRICES OF COMMON STOCK

The primary market for mPhase's common stock is the NASDAQ OTC Bulletin Board, where it trades under the symbol "XDSL." The Company became publicly traded through a merger with Lightpaths TP Technologies, formerly known as Tecma Laboratories, Inc. pursuant to an agreement dated February 17, 1997. The following table sets forth the high and low closing prices for the shares for the periods indicated as provided by the NASDAQ's OTCBB System. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions. These figures have been adjusted to reflect a 1 for 10 reverse stock split on March 1, 1997.

YEAR/QUARTER                                            HIGH          LOW
                                                        ----          ---
Fiscal year ended June 30, 2000
  First Quarter                                       $ 9.25         $2.97
  Second Quarter                                        6.19          2.50
  Third Quarter                                        19.13          6.50
  Fourth Quarter                                       14.13          6.00

Fiscal year ended June 30, 2001
  First Quarter                                       $ 9.25         $3.00
  Second Quarter                                        5.94          1.47
  Third Quarter                                         3.38          1.22
  Fourth Quarter                                        2.61          1.03

Fiscal year ended June 30, 2002
  First Quarter                                       $ 1.67         $ .31
  Second Quarter                                         .86           .31
  Third Quarter                                          .62           .27
  Fourth Quarter                                         .50           .23

   (B)  HOLDERS

As of June 30, 2002, mPhase had 60,807,508 shares of common stock outstanding and approximately 15,000 stockholders of record.

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

Issuance of Unregistered Securities

The information required by this item is set forth in note 10 on F-21 attached hereto and in 10-Q's dated September 30, 2001, December 31, 2001, and March 31, 2002.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and notes included in this annual report. The statement of operations data from October 2, 1996 (date of inception) to June 30, 1997 and for the year ended June 30, 1998, and the balance sheet data as of June 30, 1997 and 1998, are derived from financial statements that have been audited by Schuhalter, Coughlin & Suozzo, LLC, independent auditors, and are included in this document. The statement of operations data for the years ended June 30, 1999, 2000, and 2001 and the balance sheet data as of June 30, 1999, 2000, and 2001 are derived from financial statements that have been audited by Arthur Andersen LLP., independent auditors. The statement of operations data for the year ended June 30, 2002 and the balance sheet data as of June 30, 2002 have been audited by Rosenberg Rich Baker & Berman, independent auditors, and are included in this document.


                                  From Inception                          Year Ended June 30,
                                 (October 2, 1996) --------------------------------------------------------------
                                  to June 30 1997      1998             1999            2000           2001             2002
                                    ------------    ------------    ------------    ------------   ------------    ------------
                                                                   (in thousands, except share data)
STATEMENT OF OPERATIONS DATA:

Total revenues                      $         --    $         --    $         --    $        279   $     10,524    $      2,582
                                    ------------    ------------    ------------    ------------   ------------    ------------
Costs and Expenses:
    Cost of sales                             --              --              --             132          5,805           2,415
    Research and development                 192           2,297           3,563          10,157         10,780           3,820
    Licensing Fees                            37             450              --              --             --              --
    General and administrative               541           1,710           4,683          17,516         16,151           6,490
    Depreciation and amortization             11              29             410             471            660             670
    Non-cash compensation charge              --              --          13,003          10,343          1,171             548
                                                    ------------    ------------    ------------   ------------    ------------
Operating loss                              (781)         (4,036)        (21,659)        (38,340)       (24,043)        (11,361)
Other income (expense), net                   --            (305)         (1,162)             20             --              31
Interest income (expense)                     --              --             (18)            158             43             (26)
                                    ------------    ------------    ------------    ------------   ------------    ------------

Net loss                            $       (781)   $     (4,341)   $    (22,839)  $     (38,162)  $    (24,000)   $   (11,356)
                                    ============    ============    ============   =============   ============    ============
Basic and diluted net
loss per share                      $       (.10)   $       (.46)   $      (1.42)  $      (1.41)   $       (.72)   $       (.23)
                                    ============    ============    ============   =============   ============    ============
Shares used in basic and diluted
net loss per share                     7,806,487       9,336,340      16,038,009      26,974,997     33,436,641      49,617,280
                                    ============    ============    ============   =============   ============    ============


                                                        Year ended June 30
                                ------------------------------------------------------------
                                  1997      1998       1999       2000      2001       2002
                                -------    -------    -------   -------   -------    -------
BALANCE SHEET DATA:                      (in thousands)

Cash and cash equivalents       $   162    $    --    $ 7,978   $ 6,432   $    31    $    47
Working capital (deficit)          (212)    (3,073)     4,936     3,557    (1,458)       (94)
Total assets                        369      2,175     10,624    11,184     8,997      6,942
Long-term obligations, net of
current portion                      --         --         --        --        90      1,625
Total stockholders' equity
 (deficit)                      $   (23)   $  (915)   $ 6,974   $ 7,329   $ 1,865    $   728

The statement of operations data as of the periods indicated below are derived from unaudited financial statements and include all adjustments (consisting of normal recurring items) that management considers necessary for a fair presentation of the financial statements.

                                                             Three months ended
                                       ------------------------------------------------------------
                                       September 30    December 31       March 31        June 30
                                       ------------    ------------    ------------    ------------
                                                    (in thousands, except share amounts)
                                                                 (unaudited)

FISCAL 2002 QUARTERLY
STATEMENT OF OPERATIONS DATA:
Total revenues                         $        537    $        545    $        866    $        634
                                       ------------    ------------    ------------    ------------
Costs and Expenses:
 Cost of sales                                  457             530             724             704
 Research and development                     1,111           1,257             539             912
 General and administrative                   2,644           1,471           1,262           1,114
 Depreciation and amortization                  193             209             136             132
 Non-cash compensation charge                   217             170              93              68
                                       ------------    ------------    ------------    ------------
Operating loss                               (4,085)         (3,092)         (1,888)         (2,296)
Interest expense                                (10)             (1)             (5)            (10)
                                       ------------    ------------    ------------    ------------

Loss before other income (expense)            4,095           3,093           1,893           2,306
Other income (expense), net                      32               5              86              19
                                       ------------    ------------    ------------    ------------

Net loss                               $     (4,063)   $     (3,088)   $     (1,807)   $     (2,287)
                                       ============    ============    ============    ============

Basic and diluted net loss per share   $       (.10)   $       (.07)   $       (.03)   $       (.04)
                                       ============    ============    ============    ============

Shares used in basic and diluted net
 loss per share                          42,037,506      44,645,458      55,606,168      56,459,167
                                       ============    ============    ============    ============



                                                            Three months ended
                                       September 30    December 31        March 31       June 30
                                       ------------    ------------    ------------    ------------
                                                     (in thousands, except share amounts)
                                                                (unaudited)
FISCAL 2001 QUARTERLY
STATEMENT OF OPERATIONS DATA:

Total revenues                         $      1,865    $      5,231    $      2,959    $        469
                                       ------------    ------------    ------------    ------------
Costs and Expenses:
 Cost of sales                                  872           2,779           1,689             465
 Research and development                     3,162           3,318           2,220           2,080
 General and administrative                   3,125           2,968           2,873           7,185
 Depreciation and amortization                  123             136             200             201
 Non-cash compensation charge                   362             356             232             221
                                       ------------    ------------    ------------    ------------
Operating loss                               (5,779)         (4,326)         (4,255)         (9,683)
Interest income                                  28               8               4               3
                                       ------------    ------------    ------------    ------------

Net loss                               $     (5,751)   $     (4,318)   $     (4,251)   $     (9,680)
                                       ============    ============    ============    ============

Basic and diluted net loss per share   $       (.18)   $       (.13)   $       (.12)   $       (.27)
                                       ============    ============    ============    ============

Shares used in basic and diluted net
 loss per share                          31,562,727      32,324,964      34,205,000      35,702,797
                                       ============    ============    ============    ============


                                                            Three months ended
                                       ------------------------------------------------------------
                                       September 30    December 31       March 31       June 30
                                       ------------    ------------    ------------    ------------
                                                   (in thousands, except share amounts)
                                                               (unaudited)
FISCAL 2000 QUARTERLY
STATEMENT OF OPERATIONS DATA:

Total revenues                         $         --    $         --    $         40    $        240
                                       ------------    ------------    ------------    ------------
Costs and Expenses:
 Cost of sales                                   --              --              19             113
 Research and development                     1,491           1,904           2,858           3,904
 General and administrative                   1,164           1,184           7,542           7,626
 Depreciation and amortization                  114             116             118             123
 Non-cash compensation charge                    46              42           5,234           5,022
                                       ------------    ------------    ------------    ------------
Operating loss                               (2,815)         (3,246)        (15,731)        (16,548)
Other income, net                                --              --              --              20
Interest income                                  18              41              57              42
                                       ------------    ------------    ------------    ------------

Net loss                               $     (2,797)   $     (3,205)   $    (15,674)   $    (16,486)
                                       ============    ============    ============    ============

Basic and diluted net loss per share   $       (.11)   $       (.12)   $       (.56)   $       (.55)
                                       ============    ============    ============    ============

Shares used in basic and diluted net
 loss per share                          24,942,965      25,907,602      27,743,996      29,729,060
                                       ============    ============    ============    ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS AND PLAN OF OPERATIONS

The following is management's discussion and analysis of certain significant factors, which have affected mPhase's financial position and should be read in conjunction with the accompanying financial statements, financial data and the related notes.

RESULTS OF OPERATIONS

OVERVIEW

mPhase is a development-stage company that has designed, patented and is currently engaged in commercialization of the Company's primary product, the Traverser(TM). The Company believes that the Traverser(TM) provides a unique "turnkey" broadband equipment solution that enables telephone companies to deliver real-time digital television programming, high-speed Internet and voice service over existing copper telephone lines. The Company believes that the Traverser(TM) will, in many instances, provide the most cost effective, reliable and scaleable solution for many telephone companies to provide a comprehensive suite of bundled or unbundled services, utilizing Asymmetric Digital Subscriber Line, or ADSL technology. mPhase also manufactures and sells conventional and intelligent POTS Splitter Shelves and other DSL component products, which are currently being deployed by telephone companies both in the United States and abroad.

mPhase was organized on October 2, 1996. On February 17, 1997, the Company acquired Tecma Laboratories, Inc., a public corporation in a reverse merger transaction. This resulted in the Company's stock becoming publicly traded on the NASDAQ Over-the-Counter Bulletin Board. On June 25, 1998, the Company acquired Microphase Telecommunications, Inc. in a stock for stock exchange, whose principal assets included patents and patent applications utilized in the Company's Traverser(TM) product. On August 21, 1998, mPhaseTV.net, Inc. was organized as a wholly-owned subsidiary to market interactive television and e-commerce revenue opportunities. This subsidiary is dissolved. On March 2, 2000, mPhase acquired an interest in mPhaseTelevision.Net, Inc., a joint venture organized to provide digital television programming content to service providers deploying TV over DSL.

From mPhase's inception, the operating activities related primarily to research and development, establishing third-party manufacturing and distribution relationships and developing product brand recognition among telecommunications service providers. These activities included establishing trials and field tests of the Traverser(TM) product with Hart Telephone Company in Georgia and establishing a core administrative and sales organization.

Revenues. To date, all material revenues have been generated from sales of POTS Splitter Shelves and other DSL component products to a small number of telecommunications companies. mPhase believes that future revenues are difficult to predict because of the length and variability of the commercial roll-out of the Traverser(TM) to various telecommunications service providers. Since the Company believes that there may be a significant international market for the Traverser(TM), involving many different countries with different regulations, certifications and commercial practices than the United States, future revenues are highly subject to changing variables and uncertainties. Additionally, the recent instability of the telecommunications market evidenced by reduction in capital spending across the whole telecom sector contributes to our difficulty in accurately predicting future revenues.

Cost of revenues. The costs necessary to generate revenues from the sale of POTS Splitter Shelves and other DSL component products include direct material, labor and manufacturing. mPhase paid these costs to Janifast, Ltd., which has facilities in the People's Republic of China and is owned by and managed by certain senior executives of the Company. The cost of revenues also includes certain royalties paid to Microphase Corporation, a privately held corporation organized in 1955, which shares certain common management with the Company. Costs for future production of the Traverser(TM) product will consist primarily of payments to manufacturers to acquire the necessary components and assemble the products and future patent royalties payable to GTRC.

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

Non-cash compensation charge. mPhase incurred non-cash compensation charges of $1,170,903 and $548,550, for the fiscal years ended 2001 and 2002, respectively. The Company makes extensive use of stock options and warrants as a form of compensation to employees, directors and outside consultants.

TWELVE MONTHS ENDED JUNE 30, 2002 VS. JUNE 30, 2001

Revenues. Total revenues for the year ended June 30, 2002 decreased to $2,582,446 from $10,524,134 for the year ended June 30, 2001. The decrease was primarily attributable to slowing sales of the Company's POTS Splitter product line, caused by the general downturn in the telecommunications market, including among customers that order component products from the Company. The Company continues to believe that its line of POTS Splitter products is positioned to be competitively priced with high reliability and connectivity, and as such has the potential to be significant part of DSL deployment worldwide. The Company cannot predict when the demand for telecommunication equipment will resume, however we do not expect significant sales in the first two quarters of fiscal 2003.

Cost of revenues. Cost of sales was $2,415,129 for the year ended June 30, 2002 as compared to $5,804,673 in the year ended June 30, 2001. Operating margins for the period ended June 30, 2002 were 6%. The margins have varied dramatically as spending among telecommunication providers has contracted, coupled with downward pressures related to the supply and demand of telecommunications products. Additionally, the Company has offered discounts to certain customers in the period ended June 30, 2002 causing the margin to decrease.

Research and Development. Research and development expenses were $3,819,583 for the year ended June 30, 2002 as compared to $10,779,570 in the year ended June 30, 2001. Such expenditures include $450,000 incurred with GTRC for the year ended June 30, 2002 as compared to $3,814,000 during the comparable period in 2001. In addition we incurred $1,212,594 with Microphase and additional expenses with other strategic vendors for the year ended June 30, 2002 as compared to $3,405,975 during the comparable period in 2001.

The decrease in research expenditures incurred with GTRC is due to the Company's nearing completion of the design and manufacture of proptypes of the set top box and the central office equipment associated with its Traverser(TM) product in 2002.

Research expenditures incurred with Microphase were related to the continuing development of the Company's DSL component products, including the Company's line of POTS Splitters and Microfilters and the Company's newest products, the iPOTS(TM) and mPhase Stretch. We believe the mPhase iPOTS(TM) offers a much needed solution for the DSL industry; the iPOTS(TM) enables telcos to remotely and cost-effectively perform loop management and maintenance including line testing, qualification and troubleshooting. Prior to the introduction of the iPOTS(TM), loop management could not be remotely performed through a conventional POTS Splitter without the use of expensive cross connects or relay banks because of the mandatory DC blocking capacitors in traditional POTS splitters, as required by the ITU, ANSI and ETSI. The unique (patent pending) iPOTS(TM) circuit allows most test heads to perform both narrow and wideband testing of the local loop through the central office POTS Splitter without having to physically disconnect the POTS Splitter, thereby eliminating the need to dispatch personnel and a truckroll. The Company anticipates significant demand for this product, as it significantly reduces the cost of deploying and maintaining DSL services. Also recently developed is the DSL loop extender product called mPhaseStretch. This product extends the service distance for the mPhase Traverser(TM) and can be used in conjunction with other DSL services. The Company anticipates significant demand for the Stretch loop extender product as it addresses a primary issue in DSL services.

General and Administrative Expenses. Selling, general and administrative expenses were $6,490,373 for the year ended June 30, 2002 down from $16,150,711 for the comparable period in 2001. The decrease in the selling, general and administrative costs included a decrease of non-cash charges relating to the issuance of common stock and options to consultants, which totaled $2,445,561 for the year ended June 30, 2002 as compared to $6,227,552 during the comparable period in 2001. The decrease also occurred as a result of the reduction in workforce in Fiscal 2002 and the reduction in marketing expenses in Fiscal 2002 in response to the current contraction in the telecommunications equipment market.

Net loss. mPhase recorded a net loss of $11,245,361 for the year ended June 30, 2002 as compared to a loss of $23,998,734 for the same period ended June 30, 2001. This represents a loss per common share of $(.23) in 2002 as compared to $(.72) in 2001, based upon weighted average common shares outstanding of 49,617,280 and 33,436,641 during the periods ending June 30, 2002 and June 30, 2001, respectively.

TWELVE MONTHS ENDED JUNE 30, 2001 VS. JUNE 30, 2000

Revenues. Total revenues for the year ended June 30, 2001 increased to $10,524,134 from $279,476 for the year ended June 30, 2000. The increase was primarily attributable to sales of POTS Splitter Shelves and other DSL component products.

Cost of revenues. Total cost of revenues increased to $5,804,673 for the year ended June 30, 2001 from $131,756 for the year ended June 30, 2000 due to the commencement of sales of POTS Splitter Shelves and other DSL component products. Operating margins for the period ended June 30, 2001 were 45% based on the limited number of sales achieved. During the year ended June 30, 2001 there was a general shortage of POTS Splitter Shelves and other DSL component products as telecommunication companies worldwide began aggressively deploying DSL technology. Such margins may be materially smaller in the future as a result of a greater market balance of supply and demand for such products.

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

Research expenditures incurred with Flextronics were due to our increased efforts in the deployment of the Traverser(TM), including the design and manufacture of prototypes of the set-top box. Increased research and development expenditures incurred with Microphase Corporation and Janifast Corporation were primarily related to development work associated with the POTS Splitter, and other DSL components.

General and administrative expenses. General and administrative expenses were $16,150,711 for the twelve-month period ended on June 30, 2001 as compared to $17,516,216 for the same period ended June 30, 2000. The decrease in administrative costs included the decrease of non-cash charges for the issuance of options to consultants which totaled $6,227,552 for the year ended June 30, 2001 as compared to $9,078,311 during the comparable period in 2000, offset by an increase in salaries and marketing expenses.

Net loss. mPhase recorded a net loss of $23,998,734 for the year ended June 30, 2001 as compared to a loss of $38,161,542 for the same period ended June 30, 2000. This represents a loss per common share of $(.72) in 2001 as compared to $(1.41) in 2000, based upon weighted average common shares outstanding of $41,344,367 and 31,404,540 during the periods ending June 30, 2001 and June 30, 2000, respectively.

                               PLAN OF OPERATIONS

RESEARCH AND DEVELOPMENT ACTIVITIES

GTARC has conducted a significant amount of research and development for mPhase pursuant to a research agreement comprised of a series of delivery orders, which outline the timing, necessary actions and form of payment for specific tasks related to the completion of certain components of the Traverser(TM).

For the years ended June 30, 2001 and 2002 and for the period since inception (October 2, 1996) to June 30, 2002, approximately $3,814,000, $450,000 and
$13,424,300 respectively, has been billed to mPhase for research and development conducted by GTARC. Subsequent to June 30, 2002, the Company and GTRC and GTARC entered into a Memorandum of Intention to convert all amounts outstanding and exchange mutual releases in consideration for two term Notes totaling $624,235 with varied payments through 2007 and warrants to purchase shares of the Company's common stock through 2007, at a price and formula to be agreed upon. mPhase is the sole, worldwide licensee of the technology developed by GTARC in conjunction with the Traverser(TM) product line. Upon completion of the commercial product, GTRC may receive a royalty of up to 5% of product sales.

The amount of research and development costs the Company has expended from October 2, 1996, its inception date, through June 30, 2002 was $30,808,774. During the year ended June 30, 2002, the Company incurred research and development expenses of $3,819,583 related to the continued development of its current DSL products and services.

STRATEGIC ALLIANCES IMPLEMENTED

mPhase Technologies, Inc. has signed a worldwide distribution agreement with Corning Cable Systems, an industry-leading manufacturer of fiber optic and copper communications network solutions and pioneer of DSL POTS splitter applications. This agreement enables Corning Cable Systems to resell mPhase's line of "intelligent" DSL component products including the recently released Intelligent POTS Splitter (iPOTS(TM)) and UniversalBypass(TM), as well as future "intelligent" products. This relationship expands mPhase's distribution network extensively via Corning Cable Systems' worldwide sales force.

Based on this agreement, mPhase will act as the original equipment manufacturer for Corning Cable Systems, jointly manufacturing the iPOTS product set, as well as providing sales support and continuing product design and development work. mPhase is already engaged with Corning Cable Systems in the development of a next generation iPOTS for a major RBOC.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002 mPhase had working capital of $399,321 as compared to working capital deficit of $1,458,227 at June 30, 2001. The primary reason for the improvement in the Company's working capital position at June 30, 2002, were the conversions of approximately $2.7 million of accounts payable and accrued expenses due to related parties and strategic vendors to equity, $1.5 million of accounts payable and accrued expenses due to strategic vendors into Notes payable and $1.8 million of accounts payable and accrued expenses due to related parties and strategic vendors expected to be converted to equity in fiscal 2003. Through June 30, 2002, the Company had incurred development stage losses totaling approximately $101,366,000. At June 30, 2002, the Company had cash and cash equivalents of $47,065 compared to $31,005 at June 30, 2001. Historically, mPhase had funded its operations and capital expenditures primarily through private placements of common stock. Management expects that its ongoing financial needs will be provided by financing activities and believes that the sales of its line of POTS Splitter products and other related DSL component products will provide some offset to cashflow used in operations, although there can be no assurance as to the level and growth rate of such sales in future periods as seen with quarter to quarter fluctuations in component sales. At June 30, 2002, the Company had accounts receivable of approximately $273,780 and inventory of $3.3 million. This compared to approximately $300,000 of accounts receivable and $4.3 million of inventory at June 30, 2001.

Cash used in operating activities was $2.7 million during the twelve months ending June 30, 2002. The cash used by operating activities principally consists of the net loss, the net decrease in inventory, the net decrease in accounts receivable offset by the increase in depreciation and amortization, and by non-cash charges for common stock options and warrants issued for services and increased accrued expenses. In the year ended June 30, 2002, net cash of approximately $106,000 was used in investing activities.

The Company has entered into various agreements with GTARC, pursuant to which the Company receives technical assistance in developing the Digital Video and Data Delivery System. The Company has incurred expenses in connection with technical assistance from GTARC totaling approximately $4,563,560, $3,813,683, and $450,000 for the years ended 2000, 2001 and 2002, respectively, and $13,424,300 from the period from inception through June 30, 2002. Subsequent to June 30, 2002, the Company and GTRC and GTARC entered into a Memorandum of Intent to convert all amounts outstanding and exchange mutual Releases in consideration for two term Notes totaling $624,235 with varied payments through 2007 and warrants to purchase shares of the Company's common stock through 2007, at a price and formula to be agreed upon. mPhase is the sole, worldwide licensee of the technology developed by GTARC in conjunction with the Traverser(TM) product line. Upon completion of the commercial product, GTRC may receive a royalty of up to 5% of product sales.

During the quarter ended, December 31, 2001, certain officers, directors and related parties were issued 2,000,000 restricted shares of the Company's common stock for the investment of $1,000,000 in cash.

During the twelve-month period ended June 30, 2002, the Company raised capital through private placements with accredited investors, whereby the Company issued 6,404,174 shares of the Company's common stock and 6,329,174 warrants each to purchase one share of the Company's common stock at an exercise price of $.30 per share and 75,000 warrants to purchase one share of the Company's at an exercise price of $3.00 per share, generating gross proceeds of $1,973,750. The Company incurred no cash expenses and issued 576,469 shares of its common stock and 576,469 warrants each to purchase one share of its common stock at $.30 per share to finders, consultants and investment banking firms in connection with these private placements.

In addition, certain strategic vendors and related parties converted approximately $2.7 million of accounts payable and accrued expenses into 7,492,996 shares of the Company's common stock and 5,953,490 warrants. Such vendors include Microphase Corporation, Janifast, Ltd., and Piper Rudnick LLP, mPhase's outside counsel.

As of June 30, 2002, mPhase had no material commitments for capital expenditures.

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

Through June 30, 2002, the Company had incurred development stage losses totaling approximately $101,366,000, and at June 30, 2002 had working capital of $399,321. The primary reason for the improvement in the Company's working capital position at June 30, 2002, were the conversions of approximately $2.7 million of accounts payable and accrued expenses due to related parties and strategic vendors to equity, $1.5 million of accounts payable and accrued expenses due to strategic vendors into Notes payable and $1.9 million of accounts payable and accrued expenses due to related parties and strategic vendors expected to be converted to equity in fiscal 2003. At June 30, 2002, the Company had approximately $47,065 of cash, cash equivalents and approximately $273,780 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) the successful wide scale development, deployment and marketing of its products.

The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2003 and continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

We intend to continue to invest in technology and telecommunications hardware and software in connection with the full commercial production of the cost-reduced version of the Traverser(TM). Since we have strategically determined that the cost to a prospective telco to build a master headend is substantially reduced owing to new developments in technology, we have decided that mPhaseTV no longer requires access to a satellite uplink facility. Thus the amount of capital necessary to fund mPhaseTV and mPhase has been substantially reduced.

We continue our efforts to raise additional funds through private placements of our common stock and strategic alliances, the proceeds of which are required to fund continuing development stage expenditures and the commercial roll-out of our Traverser(TM) Digital Video and Data Delivery System. However, there can be no assurances that we will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available when needed or at terms that we deem to be reasonable.

We have evaluated our cash requirements for fiscal year 2003 based upon certain assumptions, including our ability to raise additional financing and increased sales of our POTS splitter. The Company anticipates that it will need to raise additional monies primarily in private placements of its common stock with accredited investors, and/or a Rights Offering to all of the Company's current shareholders during the fiscal year which will end June 30, 2003, or alternatively we will need to curtail certain expenses as incurred at the present levels including marketing and research and development expenses. Additional investment in technology design to reduce the cost of the Traverser(TM) will be necessary over the next 12 months. In the long term, the Company may continue to invest additional funds annually on research and development of the Traverser(TM) product line based upon sales levels, changes to technology and the overall success of the Company attaining sufficient financing until such time as it achieves profitable operations.

Should these cash flows not be available to us, we believe we would have the ability to revise our operating plan and make certain further reductions in expenses, so that our resources available at June 30, 2002, plus financing to be secured during fiscal year 2003, and expected POTS splitter revenues, will be sufficient to meet our obligations until the end of fiscal year 2003. We have continued to experience operating losses and negative cash flows. To date, we have funded our operations with a combination of component sales, debt conversions with related parties and strategic vendors and private equity offerings. Management believes that we will be able to secure the necessary financing in the short term to fund our operations into our next fiscal year. However, failure to raise additional funds, or generate significant cash flows through revenues, could have a material adverse effect on our ability to achieve our intended business objectives.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth on pages F1-F33 attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Executive officers are selected by the Board of Directors. No family relationships exist between any of the executive officers or directors. The following table sets forth certain information with respect to each person, who is an executive officer or director. mPhase's executive officers and directors as of June 30, 2002 are as follows:


NAME                               AGE                       POSITION (S)
-------------------------------------------------------------------------
Necdet F. Ergul                    78        Chairman of the Board and Director
Ronald A. Durando                  45        Chief Executive Officer and Director
Gustave T. Dotoli (2)              66        Chief Operating Officer and Director
David Klimek                       49        Chief Technology Officer and Director
Martin Smiley                      54        Executive Vice President, General Counsel and Chief Financial Officer

OUTSIDE DIRECTORS
Michael McInerney                  46        Director
Anthony H. Guerino (1)(2)          56        Director
Abraham Biderman (1)(2)            54        Director

--------------------------------------------------------------------------------
   (1)  Member of the Audit Committee
   (2)  Member of the Compensation Committee

All of the directors were elected by the shareholders on May 15, 2002. The current executive officers and directors, along with their backgrounds, are set forth below:

NECDET F. ERGUL has served as mPhase's Chairman of the Board since October 1996 with the exception of a three-month period when he temporarily resigned due to the press of personal business. Mr. Ergul also currently serves as the Chairman of the Board of Directors, President and Chief Executive Officer of Microphase Corporation, a leading developer of military electronic defense and telecommunications technology, which he founded in 1955. In addition to his management responsibilities at Microphase, he is active in engineering design and related research and development. Mr. Ergul holds a Masters Degree in Electrical Engineering from the Polytechnic Institute of Brooklyn, New York.

RONALD A. DURANDO is a co-founder of mPhase and has served as the Company's President, Chief Executive Officer and Director since its inception in October 1996. Since 1994, Mr. Durando has been an Officer of Microphase Corporation. Mr. Durando is not a Director of Microphase Corporation. From 1986-1994, Mr. Durando was President and Chief Executive Officer of Nutley Securities, Inc., a registered broker-dealer. In addition, Mr. Durando is also Chairman of the Board of Janifast, Ltd., a Hong Kong company, for operational and manufacturing companies in China. Mr. Durando is also President and a Director of PacketPort.Com Inc.

GUSTAVE T. DOTOLI has served as mPhase's Chief Operating Officer since October 1996 and has been a Director since October 1996. Prior to joining the Company, Mr. Dotoli was President and CEO of State Industrial Safety, Inc. from 1986-1996. In addition, Mr. Dotoli currently serves as the Vice President of Corporate Development of Microphase Corporation. Mr. Dotoli is also a Director and Vice President of Packetport.com., Inc. He is formerly the President and Chief Executive Officer of the following corporations: Imperial Electro-Plating, Inc., World Imports USA, Industrial Chemical Supply, Inc., SISCO Beverage, Inc. and Met Pack, Inc. Mr. Dotoli received a B.S. in Industrial Engineering from Fairleigh Dickenson University in 1959.

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

MICHAEL P. MCINERNEY is President of Lintel, Inc. subsidiaries; Hart Telephone Company, a 10,000-line local exchange carrier in Northeast Georgia, Hart Communications, a telecommunications company, Hart Cable, a cable television company and Diversified Golf. Mr. McInerney was Executive Vice President of Lintel, Inc. from 1994 until he became President in 2001. From 1991 to 1994, Mr. McInerney was Executive Director of Standard Telephone Company. In the period from 1980-1991, Mr. McInerney was a regional manager, state manager and an account executive with AT&T. Mr. McInerney earned a Masters of Business Administration degree at Winthrop College and a B.S. degree at the University of Vermont.

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

ABRAHAM BIDERMAN has been a member of the Board since August 3, 2000. Since 1990, Mr. Biderman has been employed by Lipper & Co. as Executive Vice President; Executive Vice President, Secretary and Treasurer of the Lipper Funds; and Co-Manager of Lipper Convertibles, L.P. Prior to joining Lipper & Co. in 1990, Mr. Biderman was Commissioner of the New York City Department of Housing, Preservation and Development from 1988 to 1989 and Commissioner of the New York City Department of Finance from 1986 to 1987. He was Chairman of the New York City Retirement System from 1986 to 1989. Mr. Biderman was Special Advisor to former Mayor Edward I. Koch from 1985 to 1986 and assistant to former Deputy Mayor Kenneth Lipper from 1983 to 1985. Mr. Biderman is a Director of the Municipal Assistance Corporation for the City of New York. Mr. Biderman graduated from Brooklyn College and is a certified public accountant.

MARTIN SMILEY joined mPhase as Executive Vice President, Chief Financial Officer and General Counsel in August 2000. Mr. Smiley has over twenty years experience as a corporate finance and securities attorney and as an investment banker. Prior to joining the company, Mr. Smiley served as a Principal at Morrison & Kibbey, Ltd., a mergers and acquisitions and investment banking firm from 1998 to 2000, and as a Managing Director for CIBC Oppenheimer Securities from 1994 to 1998. He served as a Vice President of Investment Banking at Chase Manhattan Bank from 1989 to 1994, and as a Vice President and Associate General Counsel for Chrysler Capital Corporation from 1984 to 1989. Mr. Smiley graduated with a B.A. in Mathematics from the University of Pennsylvania and earned his law degree from the University of Virginia School of Law.

At each annual meeting of stockholders, the newly elected directors' terms begin on the date of election and qualification, and continue through the next annual meeting following election. Terms may differ in the case where a director resigns, is removed from office, or until the time when a successor director is elected and qualified.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Directors, executive officers, and individual owning more than 10 percent of mPhase common stock are required to file initial reports of ownership and changes in ownership with the SEC under Section 16(a) of the Securities Exchange Act of 1934, as amended. The SEC regulations also require those persons to provide copies of all filed Section 16(a) reports to the Company. mPhase has reviewed the report copies filed in 2001, and based also on written representations from those persons, the Company believes that there was compliance with Section 16(a) filing requirements for 2002. All the officers and directors filed all of the required forms, but in certain instances the directors were late with respect to the filing of Form 4s.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal year ended June 30, 2002 and the two previous fiscal years, the compensation earned by mPhase's chief executive officer and the four other executive officers, whose compensation was greater than $100,000 for services rendered in all capacities to the Company for the year ended June 30, 2002.

                           SUMMARY COMPENSATION TABLE

                                                                        LONG-TERM COMPENSATION
                                                                      -------------------------
                                          ANNUAL COMPENSATION         RESTRICTED    SECURITIES
                                      --------------------------       STOCK        UNDERLYING
                             YEAR       SALARY        BONUS           AWARD(S)     OPTIONS/SARS
                             ----       ------        -----           --------     ------------
Ronald A. Durando (1)        2002     $  388,504             --                     1,850,000
Chief Executive Officer      2001     $  395,004             --             --      1,225,000
and President                2000        312,920     $2,398,032        157,500        250,000



Gustave Dotoli (1)           2002        313,504             --             --      1,225,000
Chief Operating Officer      2001        342,917             --             --        860,000
                             2000        231,670        362,000        232,500        175,000



David Klimek(1)              2002        106,606             --             --        162,500
Chief Technology Officer     2001        175,577             --             --        110,000
                             2000        106,500         30,000             --         50,000


Martin Smiley                2002        158,712                                      540,000
Executive Vice President     2001        163,435             --             --        670,000
Chief Financial Officer      2000             --             --             --             --
General Counsel

----------------------------------
(1)  Includes $7,500 annual stipend as a director.

No individual named above received prerequisites or non-cash compensation during the years indicated which exceeded the lesser of $50,000 or an amount equal to 10% of such person's salary. No other executive officer received compensation and bonuses that exceeded $100,000 during any year.

                                  STOCK OPTIONS

The following table contains information regarding options granted in the fiscal year ended June 30, 2002 to the executive officers named in the summary compensation table above. For the fiscal year ended June 30, 2002, mPhase granted options to acquire up to an aggregate of shares to employees and directors.


                                  OPTION GRANTS IN LAST FISCAL YEAR
                                         (INDIVIDUAL GRANTS)
------------------------------------------------------------------------------------------------------------------------------------
                                                  Weighted Average  Weighted Average                     Potential Realizable Value
        Name         Number of     % of Total     Exercise or Base    Market Price    Expiration Date       of Assumed Annual
                    Securities    Options/SARS     Price ($/Share)  on Grant Dates                         Rates of Stock Price
                    Underlying     Granted to                                                               Appreciation for 5
                    Option/SARS   Employees in                                                               Year Option Term
                    Granted (#)    Fiscal Year                                                             0%       5%        10%
------------------------------------------------------------------------------------------------------------------------------------
Ronald A. Durando    1,850,000       28.1%           $ .40               $.39             2007             0     $180,850   $421,975
------------------------------------------------------------------------------------------------------------------------------------
Gustave T. Dotoli    1,225,000       18.6%           $ .41               $.40             2007             0     $123,137   $286,895
------------------------------------------------------------------------------------------------------------------------------------
David Klimek           162,500        2.5%           $ .64               $.63             2007             0     $ 26,661   $ 60,875
------------------------------------------------------------------------------------------------------------------------------------
Martin Smiley          540,000        8.2%           $ .37               $.36             2007             0     $ 48,313   $113,281
------------------------------------------------------------------------------------------------------------------------------------

The following table sets forth information with respect to the number and value of outstanding options held by executive officers named in the summary compensation table above at June 30, 2002. During the fiscal year ended June 30, 2002, No options were exercised. The value realized is the difference between the closing price on the date of exercise and the exercise price. The value of unexercised in-the-money options is based upon the difference between the closing price of mPhase's common stock on June 30, 2002, and the exercise price of the options.

                                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                              FISCAL YEAR-END OPTION VALUES

                        Shares      Value         NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                       Acquired    Realized      UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS AT
                      on Exercise     $          OPTIONS AT YEAR END (#)            YEAR END ($)
                      ----------  -----------  --------------------------   ---------------------------
                                               EXERCISABLE  UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
                                               -----------  -------------   ------------  -------------
Ronald A. Durando         --          --        4,775,000       --             $ --          $ --
Gustave T. Dotoli         --          --        3,035,000       --             $ --          $ --
David Klimek              --          --          947,500       --             $ --          $ --
Martin Smiley             --          --        1,210,000       --             $ --          $ --

Compensation of Directors

mPhase pays each of the directors $7,500 annually for their services as a director and for their attendance of Board and committee meetings. Additionally, some of the directors have been granted options under the Company's Stock Incentive Plan and the Company has included those grants in the table entitled "Security Ownership of Certain Beneficial Owners and Management" and the notes thereto.

Employment Agreements

mPhase had an employment agreement with Ronald A. Durando, the President, Chief Executive Officer and Director, which agreement expired on June 30, 2002. Under the terms of the agreement, Mr. Durando received a base annual salary of $275,000, a bonus and a salary increase based upon performance review every six months, beginning six months from the effective date of the agreement, as well as health benefits, vacation and such other fringe benefits as would be paid to our similarly situated senior management. In consideration of devoting such time as would be required of the Chief Executive Officer to mPhase's business and specifically to his duties under the agreement to provide investor relations, Mr. Durando is entitled to a bonus at the end of each year equal to five percent (5%) of the increase in the market value of the issued and outstanding shares, of which bonus twenty-five percent (25%) shall be payable in cash and the remaining balance in shares.

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

mPhase also had an employment agreement with Gustave T. Dotoli, the Chief Operating Officer and Director, which agreement expired on June 30, 2002. Mr. Dotoli received a base annual salary of $200,000, a bonus and a salary increase based upon performance review every six months, beginning six months from the effective date of the agreement, as well as health benefits, vacation and such other fringe benefits as would be paid to mPhase's similarly situated senior management. The employment agreement is terminable upon Mr. Dotoli's death, permanent disability, or for "just cause" (defined below), and is renewable within two months of the expiration date of the agreement upon the mutual terms agreed to by Mr. Dotoli and mPhase. Mr. Dotoli shall be deemed "permanently disabled" under the agreement if he shall fail to render and perform the executive services required under the agreement for a continuous period of three consecutive months. "Just cause" is defined under the agreement as the commission of acts constituting theft, embezzlement, the receipt of funds or property under false pretenses or similar acts of gross misconduct with respect to the Company's property, or the conviction of a felony involving matters not directly related to the Company's business if, in the Board's discretion, it adversely affects his ability to perform his executive duties. The agreement also contains work-for-hire, confidentiality and non-disclosure provisions.

mPhase had an employment agreement with Martin Smiley, the Executive Vice President, Chief Financial Officer and General Counsel, which expired on August 20, 2002. Mr. Smiley received a base annual salary of $175,000, a bonus and a salary increase based upon performance review every twelve months, beginning twelve months from the effective date of the agreement, as well as health benefits, vacation and such other fringe benefits as would be paid to the Company's similarly situated senior management.

mPhase had an employment agreement with David Klimek, the Chief Technical Officer and a Director, which agreement expired on April 1, 2002. Mr. Klimek received an annual salary of $170,000 per annum and a bonus based upon performance as well as health benefits, vacation and such other fringe benefits as would be paid to the Company's similarly situated senior management. In addition, in the event of a change of control that is not approved by Mr. Klimek as one or the Company's directors or shareholders, he is entitled to exercise an option to purchase 150,000 shares at $1.00 per share.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee during fiscal 2002 were Messrs. Dotoli, Biderman and Guerino. Mr. Dotoli is the Chief Operating Officer. Neither Messrs. Biderman nor Guerino has been one of mPhase's officers or employees. Mr. Vickers resigned from the Board of Directors after fiscal year 2001 and has been replaced by Mr. Biderman on the compensation committee effective March 2002. None of the Company's directors or executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire Board of Directors) of another entity during fiscal 2002 that has a director or executive officer serving on mPhase's Board of Directors, except that Mr. Dotoli is also a member of the Board of Directors of PacketPort.com, Inc., a company in which Mr. Durando serves as Chief Executive Officer. Mr. Dotoli, together with Mr. Durando, is a controlling shareholder of Janifast. Janifast has produced components for the Traverser(TM), and may produce such components for mPhase in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of August 26, 2002 certain information regarding the beneficial ownership of shares of our common stock:

     - by each of mPhase's directors;

     - by each person who is known by the Company to beneficially own 5% or more of the outstanding shares of common stock;

    - by each of the Company's executive officers named in the summary compensation table; and,

    - by all of the Company's executive officers and directors as a group.


                                             OPTIONS AMOUNT
                                                 AND NATURE
                                                    OF
                                           BENEFICIAL OWNERSHIP   PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                          COMMON STOCK(2)
---------------------------------------    --------------------  ---------------
Necdet F. Ergul (7)(10)..................         9,319,118          14.5%
Ronald A. Durando(3)(7)(8)...............        13,884,148          20.7%
Gustave Dotoli (7)(8)(12)................         4,051,366          6.3%
J. Lee Barton (4)(6)(7)(9)...............         7,703,219         12.6%
David Klimek (7)(8)......................         1,340,000          2.1%
Craig Vickers (9)........................           159,000            *
Lintel, Inc. (6) ........................         4,114,219          6.7%
Abraham Biderman (5)(7)..................           277,733            *
J. Allen Layman (7)(9) ..................           140,000            *
Anthony Guerino (7) .....................           267,500            *
Martin Smiley ...........................         2,417,048          3.9%
Michael McInerney (7) ...................           124,500            *
All executive officers and directors
as a group (11) (eleven people) .........        39,683,632           60%

*   Less than 1%

(1) Unless otherwise indicated, the address of each beneficial owner is 587 Connecticut Avenue, Norwalk, Connecticut 06854-1711.

(2) Unless otherwise indicated, mPhase believes that all persons named in the table have sole voting and investment power with respect to all shares of the Company shares beneficially owned by them. The percentage for each beneficial owner listed above is based on 60,807,508 shares outstanding on August 26, 2002, and, with respect to each such person holding options or warrants to purchase shares that are exercisable within 60 days after August 26, 2002, the number of options and warrants are deemed to be outstanding and beneficially owned by the person for the purpose of computing such person's percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

The number of shares indicated in the table include the following number of shares issuable upon the exercise of warrants or options:

                  Necdet F. Ergul                             1,216,250
                  Ronald A. Durando                           4,775,000
                  Gustave Dotoli                              3,035,000
                  J. Lee Barton                                 295,000
                  David Klimek                                  947,500
                  Martin Smiley                               1,085,000
                  J. Allen Layman                               140,000
                  Craig Vickers                                 159,000
                  Abraham Biderman                              272,500
                  Anthony Guerino                               267,500
                  Michael McInerney                             120,500

3) Includes 1,396,148 shares held by Durando Investment LLC, which Mr. Durando controls and 5,850,000 shares and 1,200,000 warrants held by Janifast and 230,000 shares owned by Karen and Ronald Durando Foundation; and 95,000 shares owned by Durando Charitable Remainder Trust.

(4) Includes 100,000 shares owned by Kim Barton, his wife and 100,000 shares owned by Betty Barton, his mother. Mr. Barton resigned in March 2002.

(5) Includes 5,233 shares of common stock, options and warrants for 195,000 shares of common stock. Does not include 1,103,225 shares held by Lipper & Co, where Mr. Biderman is a director.

(6) The address for Lintel, Inc. and J. Lee Barton, who is the Chief Executive Officer of Lintel, Inc. is 196 North Forest Avenue, P.O. Box 388, Hartwell, GA 30643.

(7) Includes options for 25,000 shares of common stock received as compensation for participation on the Board of Directors.

(8) Does not include contingent options exercisable only upon a change in control of our Company, not voted for by such person as a stockholder or director, Ronald Durando--3,000,000; Gustave Dotoli--1,500,000; David Klimek--150,000.

(9) Craig Vickers resigned as a Director in September 2001. J. Allen Layman and
J. Lee Barton also resigned as Directors in 2002. Mr. Michael P. McInerney, President of Lintel, Inc. subsidiaries, was appointed to the Board at the Annual Shareholders Meeting.

(10) Includes 200,000 shares owned by Berrin Snyder, his daughter and 150,000 owned by Eda Peterson, his daughter. Also includes 4,469,534 shares and 2,200,000 warrants owned by Microphase Corporation, a company in which Mr. Ergul is the President and Chief Executive Officer.

(11) Includes Mr. Vickers and Mr. Layman, who resigned in September 2001 and March 2002, respectively.

(12) Includes 190,000 shares owned by Patricia and Gustave Dotoli Foundation; and 30,000 shares owned by Dotoli Charitable Remainder Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

mPhase's President and Chairman of the Board of the Company are also employees of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000 and in January 2000 to $11,050 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development assistance. Microphase also charges fees for specific projects on a project-by-project basis. During the years ended June 30, 2000, 2001, 2002 and for the period from inception (October 2, 1996) to June 30, 2001, $2,547,847, $2,128,983, 1,212,594 and $6,576,424, respectively, have been charged to expense or inventory under these Agreements and is included in operating expenses in the accompanying consolidated statements of operations. Management believes that amounts charged to the Company by Microphase are commensurate to amounts that would be incurred if outside third parties were used.

Also, during the fiscal year ended June 30, 2000, $2,600,000 was advanced to Microphase in the form of a note, which was repaid by Microphase during the year. mPhase recorded $39,000 of interest income on this note for the year ended June 30, 2000. The Company is obligated to pay a 3% royalty to Microphase on revenues from its proprietary Traverser(TM) Digital Video and Data Delivery System and DSL component products. During the year ended June 30, 2001 and 2002, mPhase recorded royalties to Microphase totaling $297,793 and $78,762, respectively. Pursuant to a debt conversion agreement between the Company and Microphase for the year ended June 30, 2001, Microphase received 1,278,000 shares of mPhase common stock. For the year ended June 30, 2002, in consideration for a direct investment of $100,000 and pursuant to debt conversion agreements, Microphase received 2,900,000 shares of mPhase common stock and 2,200,000 warrants to purchase mPhase common stock. As of June 30, 2001, the Company had $70,799 payable to Microphase, which is included in amounts due to related parties in the accompanying consolidated balance sheet. As of June 30, 2002, the Company had $92,405 included in other liabilities-related parties in the accompanying consolidated balance sheet as discussed in Note 14.

During the year ended June 30, 2000, mPhase advanced money to Janifast Limited, which is a related party of which three directors of mPhase are significant shareholders, in connection with the manufacturing of POTS Splitter Shelves and DSL component products. As of June 30, 2000 the amount advanced to Janifast was approximately $1,106,000, which is included in production advances-related parties on the accompanying balance sheet. There were no such advances as of June 30, 2001 and June 30, 2002.

Pursuant to a debt conversion agreement between the Company and Janifast, for the year ended June 30, 2001, Janifast received 1,200,000 shares of the Company's common stock. For the year ended June 30, 2002 pursuant to debt conversion agreements, Janifast received 3,450,000 shares of mPhase common stock and 1,200,000 warrants to purchase mPhase common stock. During the years ended June 30, 2000, 2001 and 2002 and the period from inception (October 2, 1996 to June 30, 2002) $0, $8,932,378, $1,759,308 and $10,691,686, respectively have been charged to inventory or expense and is included in operating expenses in the accompanying statements of operations. As of June 30, 2002, the Company had $260,159 included in other liabilities-related parties in the accompanying consolidated balance sheet as discussed in Note 14.

For consulting services rendered in connection with the joint venture (Note 8), the Company agreed to pay two officers of the Company and a related party $412,400, which was included on the June 30, 2000 consolidated balance sheet of the Company. This amount was paid by the Company during the year ended June 30, 2001.

Due to related parties as of June 30, 2000 included $36,120 due to Nutley Securities, a company owned by mPhase's president and $49,180 due to affiliates of the Company's joint venture partner, Alphastar International, Inc. both amounts are for various services performed.

In July 2000, mPhase added a member to the Board of Directors who is employed by an investment-banking firm that has assisted and is expected to continue to assist the Company in raising capital through private financing. During the year ended June 30, 2001, the company issued 140,350 shares of common stock for investment banking services rendered during the period and recorded an additional $69,000 of fees which is included in accrued expenses at June 30, 2001. A member of mPhase's Board of Directors is employed by Lintel, Inc, the parent corporation of Hart Telephone. The Company has installed its prototype product and commenced beta testing at Hart Telephone. In addition, the Company has entered into a supply agreement with Hart Telephone upon the commencement of commercial production of the Traverser(TM). As consideration for the execution of the agreement with Hart Telephone, in May 2000, mPhase issued Hart Telephone 125,000 options each to purchase one share of common stock at an exercise price of $1.00 (valued at $1,010,375), which is included in research and development expenses in the accompanying statement of operations as of June 30, 2000.

Effective June 30, 2001 the Company converted $2,420,039 of liabilities due to directors and related parties into 4,840,077 shares of the Company's common stock pursuant to debt conversion agreements.

During the year ended June 30, 2002, certain officers, directors and related parties were issued 8,150,000 shares of mPhase common stock and 3,400,000 warrants in consideration of the investment of $1,000,000 cash and the conversion of $1,460,000 accounts payable.

Effective March 31, 2002, the Company converted $420,872 of liabilities due to Piper Rudnick LLP, outside legal counsel to mPhase into a warrant to purchase up to a total of 1,683,490 shares of the Company's common stock which pursuant to EITF 96-18, has an approximate value of $.30 per share; and a warrant to purchase 550,000 shares of the Company's common stock at an exercise price of $.30 per share pursuant to the terms of payment agreement. In addition, Piper agreed to accept a Promissory note for $420,872 of current payables at an interest rate of 8% with payments of $5,000 per month commencing June 1, 2002 and continuing through December 1, 2003, with a final payment of principal plus accrued interest due at maturity on December 31, 2003.

Our management is affiliated by employment at and/or ownership of a related group of companies, including Microphase Corporation, Complete Telecommunications, Inc. (which was dissolved subject to a settlement dated August 16, 1999), PacketPort, Inc. and PacketPort.com and Janifast Ltd., which may record material transactions with us. As a result of such affiliations, our management in the future may have conflicting interests with these affiliated companies.

Necdet F. Ergul, Ronald A. Durando and Gustave T. Dotoli, our Chairman, Chief Executive Officer and Chief Operating Officer, respectively, are executive officers and shareholders of Microphase and Ronald Durando and Gustave T. Dotoli are president and vice-president of PacketPort.com., respectively.

We reimburse Microphase $51,340 per month for research and development services and administrative expenses incurred for the use of Microphase's office space, lab facilities and administrative staff.

Ronald A. Durando is the owner/sole shareholder of Nutley Securities, Inc., a former registered broker-dealer, which is not a private investment company under the Investment Advisors Act of 1940.

One of our former directors, J. Lee Barton, Chairman of the Board of Lintel, Inc. Lintel is the parent corporation of Hart Telephone Company, our beta customer located in Hartwell, Georgia, where we installed our prototype product and commenced beta testing. In December 1998, we issued 3,115,000 shares in a private placement to J. Lee Barton, several members of his family, Lintel, several employees of Lintel and two employees of Microphase for a purchase price of approximately $1.03 per share, or an aggregate purchase price of $3,197,416. Mr. Barton has received a $285,000 bonus, a stock award of 140,000 shares and options to purchase 295,000 shares, which includes options to Hart Telephone. Michael McInerney, one of our directors, is the president of Lintel, Inc. Mr. McInerney has been awarded 5,000 shares and options to purchase 120,500 shares.

Janifast Ltd., a Hong Kong corporation manufacturer, which has produced components for our prototype Traverser(TM) DVDDS product, and may produce such components for us in the future. Necdet F. Ergul, Ronald A. Durando and Gustave
T. Dotoli are controlling shareholders of Janifast Ltd. with an aggregate ownership interest of greater than 75% of Janifast Ltd. Mr. Durando is Chairman of the Board of Directors and Mr. Ergul is a Director of Janifast.

On November 26, 1999, Mr. Durando acquired, via a 100% ownership of PacketPort, Inc., a controlling interest in Linkon Corporation, now known as PacketPort.com, Inc. On November 26, 1999, PacketPort, Inc., a company owned 100% by Mr. Durando, acquired controlling interest in Linkon Corp., which subsequently changed its name to PacketPort.com, Inc. In connection with this transaction, Mr. Durando transferred 350,000 shares of our common stock to PacketPort, Inc.

Abraham Biderman became a member of our Board in August 2000. Mr. Biderman is the Executive Vice President of Lipper & Company, L.P., which received a total of 265,125 shares of common stock for its services as a placement agent for our May 2000, September 2000 and January 2001 private placements. In July, 2001 and November, 2001 Lipper and Company received 138,000 shares and 300,000 shares in additional common stock in mPhase for services rendered to the Company as placement agent in a Private Placement and for general investment banking and financial advice services.



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following is a list of the financial statements, financial statement schedules and exhibits, which are included in this Annual Report on Form 10-K. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference.

FINANCIAL STATEMENTS

                                                                         PAGE

Report of Rosenberg Rich Baker & Berman                                   F-1

Report of Arthur Andersen LLP                                             F-2

Report of Schuhalter, Coughlin & Suozzo, LLC                              F-3

Consolidated Balance Sheets as of June 30, 2001 and 2002                  F-4

Consolidated Statements of Operations for the years ended
  June 30, 2000, 2001 and 2002 and for the period from
  inception (October 2, 1996) through June 30, 2002                       F-5

Consolidated Statements of Changes in Stockholders' Equity
  (Deficit) for the period from inception (October 2, 1996)
  to June 30, 1997 and for each of the four years in the
  period ended June 30, 2002                                             F6-9

Consolidated Statements of Cash Flows for the years ended
  June 30, 2000, 2001 and 2002 and for the period from
  inception (October 2, 1996) through June 30, 2002                      F-10

Notes to Consolidated Financial Statements                               F-11


FINANCIAL STATEMENT SCHEDULES:

EXHIBITS

EXHIBITS NUMBER REFERENCE     DESCRIPTION

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of mPhase Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of mPhase Technologies, Inc. (a New Jersey corporation in the development stage) and subsidiaries as of June 30, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of mPhase Technologies, Inc. for the period from inception to June 30, 1999, 2000, 2001. Such amounts are included in the cumulative from inception to June 30, 2002 totals of the statements of operations, changes in stockholders' equity and cash flows and reflect total net loss of 89 percent of the related cumulative totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from inception to June 30, 2001, included in the cumulative totals, is based solely upon the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of mPhase Technologies, Inc. and subsidiaries as of June 30, 2002 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 and for the period from inception to June 30, 2002, in conformity with accounting principles generally accepted in the United States.

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


Rosenberg Rich Baker Berman & Company
Bridgewater, NJ


August 26, 2002, except for note 14 as to which the date is October 14, 2002.

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

Arthur Andersen LLP

Stamford, Connecticut
October 12, 2001

PURSUANT TO SEC RELEASE NO. 33-8070 AND RULE 437A UNDER THE SECURITIES ACT OF 1933, AS AMENDED, mPHASE TECHNOLOGIES, INC. HAS NOT RECEIVED WRITTEN CONSENT AFTER REASONABLE EFFORT TO USE THIS REPORT. WITH RESPECT TO THIS INSTANT 10K, YOU WILL NOT BE ABLE TO RECOVER AGAINST ARTHUR ANDERSEN LLP UNDER SECTION 11 OF THE SECURITIES ACT FOR ANY UNTRUE STATEMENTS OF A MATERIAL FACT CONTAINED IN THE FINANCIAL STATEMENTS AUDITED BY ARTHUR ANDERSEN LLP OR ANY OMISSIONS TO STATE A MATERIAL FACT REQUIRED TO BE STATED THEREIN.

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


Schuhalter, Coughlin & Suozzo, LLC

Raritan, New Jersey
January 28, 1999
                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 2002

                                                          JUNE 30,
                                                    2001            2002
                                               -------------    -------------

                                     ASSETS

Current assets:
Cash and cash equivalents                      $      31,005    $      47,065
Accounts receivable, net of bad debt reserve
of $29,218 and $2,906 respectively                   292,434          273,780
Due from officer                                     100,000               --
Inventory                                          4,303,895        3,342,716
Prepaid expenses and other current assets            856,979          830,589
                                               -------------    -------------

  Total current assets                             5,584,313        4,494,150
                                               -------------    -------------

Property and equipment, net                        2,198,845        1,742,186
Patents and licenses, net                          1,026,524          685,349

Other assets                                         187,500           20,830
                                               -------------    -------------

  Total assets                                 $   8,997,182    $   6,942,515
                                               =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                   5,116,029        2,819,245
Accrued expenses                                   1,742,138          673,065
Due to related parties                               184,373           35,000
Note payable, current                                     --          353,339
Deferred revenue                                          --          214,180
                                               -------------    -------------

  Total current liabilities                        7,042,540        4,094,829
                                               -------------    -------------

Other liabilities                                     90,000        1,211,249
Other liabilities, related parties                        --          665,068
Long-term debt, net of current portion                    --        1,014,218

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY:
Common Stock, stated value $.01, 150,000,00
  shares authorized; 41,344,467, in 2001, and
  60,807,508 in 2002, shares issued and
  outstanding, respectively                          413,445          608,075
Additional paid-in capital                        92,293,370      100,751,284
Deferred compensation                               (713,275)         (23,923)
Deficit accumulated during development stage     (90,120,925)    (101,366,286)
Unrecognized capital losses                               --           (4,026)
Less-treasury stock, 13.750 shares, at cost           (7,973)          (7,973)
                                               -------------    -------------

  Total stockholders' equity (deficit)             1,864,642          (42,849)
                                               -------------    -------------

  Total liabilities and stockholders' equity   $   8,997,182    $   6,942,515
                                               =============    =============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             From Inception
                                                                                              (October 2,
                                                      For the Years Ended                      1996) to
                                                            June 30,                           June 30,
                                               2000             2001             2002               2002
                                          -------------    -------------    -------------    -------------
TOTAL NET REVENUES                        $     279,476    $  10,524,134    $   2,582,446    $  13,386,056
                                          -------------    -------------    -------------    -------------

COSTS AND EXPENSES:
Cost of Sales                                   131,756        5,804,673        2,415,129        8,351,558
Research and development                     10,156,936       10,779,570        3,819,583       30,808,774
 (including non-cash stock
 related charges of
 $1,010,375, $0, $267,338 and
 $1,660,174, respectively)
General and administrative                   17,516,216       16,150,711        6,490,373       47,128,430
 (including non-cash stock
 related charges of
 $9,078,311, $6,227,552, $2,445,561 and
 $20,246,337 respectively)
Depreciation and amortization                   471,101          660,372          670,183        2,251,612
Non-cash charges for stock-
  based employee compensation                10,343,114        1,170,903          548,550       25,065,172
                                          -------------    -------------    -------------    -------------

  Total costs and expenses                   38,619,123       34,566,229       13,943,818      113,605,546
                                          -------------    -------------    -------------    -------------

Loss from operations                        (38,339,647)     (24,042,095)     (11,361,372)    (100,219,490)
                                          -------------    -------------    -------------    -------------

OTHER (EXPENSE) INCOME:
Gain On Extinguishments                              --               --          142,236          142,236
Minority interest loss in
 consolidated subsidiary                         20,000               --               --           20,000
Loss from unconsolidated
 subsidiary                                          --               --               --       (1,466,467)
Interest income (expense), net                  158,105           43,361          (26,225)         157,435
                                          -------------    -------------    -------------    -------------
  Total other income (expense)                  178,105           43,361          116,011       (1,146,796)
                                          -------------    -------------    -------------    -------------
NET LOSS                                  $ (38,161,542)   $ (23,998,734)   $ (11,245,361)   $(101,366,286)
                                          =============    =============    =============    =============

Unrealized holding loss on
 securities                                          --               --           (4,026)          (4,026)
                                          -------------    -------------    -------------    -------------
COMPREHENSIVE LOSS                        $ (38,161,542)   $ (23,998,734)   $ (11,249,387)   $(101,370,312)
                                          =============    =============    =============    =============

LOSS PER COMMON SHARE, basic
  and diluted                             $       (1.41)   $       (0.72)   $        (.23)
                                          =============    =============    =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING, basic
  and diluted                                26,974,997       33,436,641       49,617,280
                                          =============    =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
                 TO JUNE 30, 1997 AND FOR EACH OF THE FOUR YEARS
                        IN THE PERIOD ENDED JUNE 30, 2002


                                            Common Stock                                                                  TOTAL
                                      ------------------------                 Additional                              STOCKHOLDERS'
                                                       $ .01       Treasury     Paid-In       Deferred    Accumulated    EQUITY
                                         Shares    Stated Value     Stock       Capital     Compensation    Deficit    (DEFICIT)
                                      -----------  -----------   -----------   -----------   -----------  -----------   -----------
BALANCE, OCTOBER 2, 1996
  (date of inception)                   1,140,427  $    11,404   $        --   $   459,753   $        --  $  (537,707)  $   (66,550)
Issuance of common stock of
  Tecma Laboratories, Inc.,
 for 100% of the Company                6,600,000       66,000            --      (537,157)           --      537,707        66,550
Issuance of common stock, in
  private placement, net of
  offering costs of $138,931              594,270        5,943            --       752,531            --           --       758,474
Net loss                                       --           --            --            --            --     (781,246)     (781,246)
                                      -----------  -----------   -----------   -----------   -----------  -----------   -----------

BALANCE, JUNE 30, 1997                  8,334,697       83,347            --       675,127            --     (781,246)      (22,772)
Issuance of common stock with
  warrants, in private placement,
  net of offering costs of $84,065        999,502        9,995            --       791,874            --           --       801,869
Issuance of common stock for services     300,000        3,000            --       147,000            --           --       150,000
Issuance of common stock in
  connection with investment
  in unconsolidated subsidiary            250,000        2,500            --       122,500            --           --       125,000
Repurchase of 13,750 shares of
  common stock                                 --           --        (7,973)           --            --           --        (7,973)
Issuance of common stock with
  warrants in private placement,
  net of offering costs of $121,138     1,095,512       10,955            --       659,191            --           --       670,146
Issuance of common stock for
  financing services                      100,000        1,000            --        (1,000)           --           --            --
Issuance of common stock in
  consideration for 100% of the
  common stock of Microphase
  Telecommunications, Inc.              2,500,000       25,000            --     1,685,000            --           --     1,710,000
Net loss                                       --           --            --            --            --   (4,341,059)   (4,341,059)
                                      -----------  -----------   -----------   -----------   -----------  -----------   -----------

BALANCE, JUNE 30, 1998                 13,579,711  $   135,797   $    (7,973)  $ 4,079,692            --  $(5,122,305)  $  (914,789)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
                 TO JUNE 30, 1997 AND FOR EACH OF THE FOUR YEARS
                        IN THE PERIOD ENDED JUNE 30, 2002

                                            Common Stock                                                                  TOTAL
                                      ------------------------                  Additional                             STOCKHOLDERS'
                                                       $ .01       Treasury     Paid-In       Deferred    Accumulated    EQUITY
                                         Shares    Stated Value     Stock       Capital     Compensation    Deficit    (DEFICIT)
                                      -----------  -----------   -----------   -----------   -----------  -----------   -----------

BALANCE, JUNE 30, 1998                   13,579,711  $ 135,797  $ (7,973)  $  4,079,692    $        --  $ (5,122,305)  $   (914,789)
Issuance of common stock with
  warrants in private placements,
  net of offering costs of $107,000       3,120,000     31,200        --      2,981,800             --            --      3,013,000
Issuance of common stock for services     1,599,332     15,993        --      8,744,873             --            --      8,760,866
Issuance of common stock with warrants
  in private placement, net of offering
  costs of $45,353                          642,000      6,420        --      1,553,227             --            --      1,559,647
Issuance of common stock in private
  placement, net of offering costs
  of $679,311                             4,426,698     44,267        --     10,343,167             --            --     10,387,434
Issuance of stock options for services           --         --        --      7,129,890             --            --      7,129,890
Issuance of warrants for services                --         --        --         16,302             --            --         16,302
Deferred employee stock option
  compensation                                   --         --        --             --       (140,000)           --       (140,000)
Net loss                                         --         --        --             --             --   (22,838,344)   (22,838,344)
                                        -----------  ---------  --------   ------------    -----------  ------------   ------------

BALANCE, JUNE 30, 1999                   23,367,741    233,677  $ (7,973)  $ 34,848,951    $  (140,000) $(27,960,649)  $  6,974,006
Issuance of common stock and options
  in settlement                              75,000        750        --        971,711             --            --        972,461
Issuance of common stock upon exercise
  of warrants and options                 4,632,084     46,321        --      5,406,938             --            --      5,453,259
Issuance of common stock in private
  placement, net of cash offering
  costs of $200,000                       1,000,000     10,000        --      3,790,000             --            --      3,800,000
Issuance of common stock in private
  placement, net of cash offering
  costs of $466,480                       1,165,500     11,655        --      9,654,951             --            --      9,666,606
Issuance of common stock for services     1,164,215     11,642        --      8,612,265             --            --      8,623,907
Issuance of options for services                 --         --        --      9,448,100             --            --      9,448,100
Deferred employee stock option
  compensation                                   --         --        --      1,637,375     (1,637,375)           --             --
Amortization of deferred employee
 stock option compensation                       --         --        --             --        551,707            --        551,707
Net loss                                         --         --        --             --             --   (38,161,542)
                                        -----------  ---------  --------   ------------    -----------  ------------   ------------
BALANCE, JUNE 30, 2000                   31,404,540  $ 314,045  $ (7,973)  $ 74,370,291    $(1,225,668) $(66,122,191)  $  7,328,504


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
                 TO JUNE 30, 1997 AND FOR EACH OF THE FOUR YEARS
                        IN THE PERIOD ENDED JUNE 30, 2002


                                            Common Stock                                                                   TOTAL
                                    ------------------------               Additional                                  STOCKHOLDERS'
                                                     $ .01    Treasury      Paid-In       Deferred      Accumulated       EQUITY
                                       Shares    Stated Value  Stock        Capital     Compensation      Deficit        (DEFICIT)
                                    ------------  ---------   --------    ------------   ----------    ------------    ------------
BALANCE, JUNE 30, 2000                31,404,540  $ 314,045   $ (7,973)   $ 74,370,291   $1,225,668)   $(66,122,191)   $  7,328,504

Issuance of common stock upon
  exercise of options                    320,000      3,200         --         324,300           --              --         327,500
Issuance of common stock with
  warrants in private placements,
  net of cash offering costs
  of $512,195                          4,329,850     43,298         --       7,766,547           --              --       7,809,845
Issuance of common stock for
  services                               450,000      4,500         --       1,003,125           --              --       1,007,625
Issuance of options and warrants
  for services                                --         --         --       5,849,585           --              --       5,849,585
Deferred employee stock option
  compensation                                --         --         --         607,885     (607,885)             --              --
Amortization of deferred employee
  stock option compensation                   --         --         --              --    1,120,278              --       1,120,278
Issuance of common stock in
  settlement of debt to directors
  and related parties                  4,840,077     48,402         --       2,371,637           --              --       2,420,039
Net Loss                                      --         --         --              --           --     (23,998,734)    (23,998,734)
                                    ------------  ---------   --------    ------------   ----------    ------------    ------------

BALANCE, JUNE 30, 2001                41,344,467  $ 413,445   $ (7,973)   $ 92,293,370   $ (713,275)   $(90,120,925)   $  1,864,642
                                    ============  =========   ========    ============   ==========    ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            mPHASE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CHANGES IN
                         SHAREHOLDERS' EQUITY (DEFICIT)
                 FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
                 TO JUNE 30, 1997 AND FOR EACH OF THE FOUR YEARS
                        IN THE PERIOD ENDED JUNE 30, 2002


                                          $.01 Stated
                              Shares         Value           Treasury         Additional        Deferred
                                                               Stock        Paid-in Stock      Compensation
                          ------------   -------------    -------------     -------------     -------------
Balance June 30, 2001       41,344,467   $     413,445    $      (7,973)    $  92,293,370     $    (713,275)
Sale of Common
   stock with warrants
   in private placement      6,980,643          69,807               --         1,903,943                --
Issuance of Common
   stock for
   services                  2,976,068          29,760               --         1,169,241                --
Issuance of
   options and
   warrants for
   services                         --              --               --         1,877,937                --
Cancellation of
   unearned
   options to
   former employees                 --              --               --          (140,802)          140,802
Amortization of
 deferred employee
 stock option
 compensation                       --              --               --                --           548,550
Issuance of common
   stock and
   warrants in
   settlement of
   debt to related
   parties and
   strategic vendors         7,492,996          74,930               --         2,663,728                --
Sale of Common
   stock to
   certain
   Officers and                     --
   Directors in
   private
   placement                 2,000,000          20,000               --           980,000                --
Issuance of Common
   stock upon
   exercise of
   options                      13,334             133               --             3,867                --
Net Loss                            --              --               --                --                --
Other
comprehensive
loss                                --              --               --                --                --
                          ------------   -------------    -------------     -------------     -------------
     Balance, June
      30, 2002              60,807,508   $     608,075    $      (7,973)    $ 100,751,284     $     (23,923)
                          ============   =============    =============     =============     =============



                            mPHASE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CHANGES IN
                         SHAREHOLDERS' EQUITY (DEFICIT)
                 FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
                 TO JUNE 30, 1997 AND FOR EACH OF THE FOUR YEARS
                        IN THE PERIOD ENDED JUNE 30, 2002


                                                                 TOTAL
                            Accumulated      Comprehensive     STOCKHOLDERS
                              Deficit             Loss       EQUITY (Deficit)
                           -------------     -------------   -----------------
Balance June 30, 2001      $ (90,120,925)               --    $   1,864,642
Sale of Common
   stock with warrants
   in private placement               --                --        1,973,750
Issuance of Common
   stock for
   services                           --                --        1,199,001
Issuance of
   options and
   warrants for
   services                           --                --        1,877,937
Cancellation of
   unearned
   options to
   former employees                   --                --               --
Amortization of
 deferred employee
 stock option
 compensation                         --                --          548,550
Issuance of common
   stock and
   warrants in
   settlement of
   debt to related
   parties and
   strategic vendors                  --                --        2,738,658
Sale of Common
   stock to
   certain
   Officers and
   Directors in
   private
   placement                          --                --        1,000,000
Issuance of Common
   stock upon
   exercise of
   options                            --                --            4,000
Net Loss                     (11,245,361)               --      (11,245,361)
Other
comprehensive
loss                                  --            (4,026)          (4,026)
                           -------------     -------------     -------------
     Balance, June
      30, 2002             $(101,366,286)    $      (4,026)    $     (42,849)
                           =============     =============     =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Inception
                                                                                                 (October 2,
                                                      For the Years Ended                         1996) to
                                                          June 30,                              June 30,
                                                    2000             2001           2002            2002
                                                -------------   -------------   -------------   -------------
CASH FLOWS FROM OPERATING  ACTIVITIES:
Net loss                                        $ (38,161,542)  $ (23,998,734)  $ (11,245,361)  $(101,366,286)

Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                       756,055       1,235,213       1,653,346       4,168,188
  Book value of fixed assets disposed                   5,796          61,414              --          74,272
  Loss on unconsolidated subsidiary                        --              --              --       1,466,467
  Provision for doubtful accounts                          --          29,218           2,906          32,124
  Impariment of note receivable                            --         212,500          20,250         232,750
  Gain on Extinguishments                                  --              --        (142,236)       (142,236)
  Non-cash common stock, common stock
  option and warrant expense                       20,431,800       7,398,455       3,261,449      47,009,762

  Changes in operating assets and liabilities:
  Accounts receivable                                (151,186)       (170,466)         15,748        (305,904)
  Inventory                                                --      (4,303,895)        961,179      (3,342,716)
  Prepaid expenses and other
   current assets                                    (730,626)         88,280         173,649        (566,797)
  Production advances-related parties              (1,109,641)      1,109,641              --              --
  Other assets                                             --        (150,000)        146,420          (3,580)
  Receivables from subsidiary                              --              --              --        (150,000)
  Due from officer                                         --        (100,000)        100,000              --
  Accounts payable                                  1,086,736       2,802,008        (340,057)      3,982,456
  Accrued expenses                                   (391,997)         (5,394)        332,819       2,015,585
  Deferred revenue                                         --              --         214,180         214,180
  Due to related parties                              483,365       2,106,707       2,110,303       4,279,040
                                                -------------   -------------   -------------   -------------
    Net cash used in operating activities         (17,781,240)    (13,685,053)     (2,735,405)    (42,402,695)
                                                -------------   -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in patents and licensing rights          (38,272)       (148,127)        (74,649)       (375,720)
  Purchase of property and equipment               (1,348,210)       (705,577)        (31,445)     (2,463,800)
                                                -------------   -------------   -------------   -------------

    Net cash used in investing activities          (1,386,482)       (853,704)       (106,094)     (2,839,520)
                                                -------------   -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from private placement
   of common stock and exercise of
   options and warrants                            17,622,279       8,137,345       2,977,750      45,417,444
  Repurchase of treasury stock at cost                     --              --              --          (7,973)
  Repayment of note payable                                --              --        (120,191)       (120,191)
                                                -------------   -------------   -------------   -------------

    Net cash provided by financing activities      17,622,279       8,137,345       2,857,559      45,289,280
                                                -------------   -------------   -------------   -------------
Net increase (decrease) in cash                    (1,545,443)     (6,401,412)         16,060          47,065
CASH AND CASH EQUIVALENTS
  beginning of period                               7,977,860       6,432,417          31,005              --
                                                -------------   -------------   -------------   -------------
CASH AND CASH EQUIVALENTS, end of period        $   6,432,417   $      31,005   $      47,065   $      47,065
                                                =============   =============   =============   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

1. ORGANIZATION AND NATURE OF BUSINESS

mPhase Technologies, Inc. ("mPhase" or the "Company") was organized on October 2, 1996. The primary business of mPhase is to design, develop, manufacture and market high-bandwidth telecommunications products incorporating digital subscriber line ("DSL") technology. The present activities of the Company are focused on the deployment of its proprietary Traverser(TM) System, which delivers MPEG2, non-Internet Protocol-based television, high-speed Internet and voice over copper wire. Additionally, the Company sells a line of DSL component products.

On February 17, 1997, mPhase acquired Tecma Laboratories, Inc., ("Tecma") in a transaction accounted for as a reverse merger.

On June 25, 1998, the Company acquired Microphase Telecommunications, Inc. ("MicroTel") a Delaware corporation, through the issuance of 2,500,000 shares of its common stock in exchange for all the issued and outstanding shares of MicroTel (Note 4). The assets acquired in this acquisition were patents and patent applications utilized in the Company's proprietary Traverser(TM) Digital Video and Data Deliver System ("Traverser(TM)").

On August 21, 1998, the Company incorporated a 100% wholly-owned subsidiary called mPhaseTV.net, Inc., a Delaware corporation, to market interactive television and e-commerce revenue opportunities. This subsidiary is dissolved.

On March 2, 2000 the Company acquired a 50% interest in mPhaseTelevision.Net, Inc., an incorporated joint venture with AlphaStar International, Inc. (Note 8). The Company acquired an additional interest in the joint venture of 6.5% in April of 2000 for $1.5 million. Based on its controlling interest in mPhaseTelevision.Net, the operating results of mPhaseTelevision.Net are included in the consolidated results of the Company since March 2, 2000.

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

2. LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

Through June 30, 2002, the Company had incurred development stage losses totaling approximately $101,366,000, and at June 30, 2002 had a stockholders' deficit of $42,849. At June 30, 2002, the Company had approximately $47,065 of cash, cash equivalents and approximately $273,780 of trade receivables to fund short-term working capital requirements.

The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) the successful wide scale development, deployment and marketing of its products.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

2. LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS (Continued)

The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2003 and continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

During the quarter ended December 31, 2001, certain officers, directors and related parties were issued 2,000,000 restricted shares of the Company's common stock for the investment of $1,000,000 in cash. The Company also completed private placements of its common stock during the fiscal year ended June 30, 2002, generating proceeds of approximately $2.7 million, and converted certain payables and accrued expenses with related parties and strategic vendors to equity, approximately $3.6 million, and to long-term notes, approximately $1.5 million. In addition, subsequent to June 30, 2002, related parties agreed in principle and strategic vendors executed a Memorandum of Intention to convert a total of approximately $1.9 million to equity.

The Company presently has ongoing discussions and negotiations with a number of additional financing alternatives, one or more of which it believes will be able to successfully close to provide necessary working capital, while maintaining sensitivity to shareholder dilution issues including the possibility of a Rights Offering with the Company's existing shareholders.

In addition to the above financing activities, the following business initiatives are also ongoing and are expected to provide additional working capital to the Company.

The Company is currently negotiating with several organizations for the commencement of commercial sales of its Traverser(TM) products, including deployment at existing test sites. The Company has had discussions with certain companies for increasing sales of its POTS splitter and other component products.

Management believes that actions presently being taken to complete the Company's development stage through the commercial roll-out of its Traverser(TM) Digital Video and Data Delivery System will be successful. However, there can be no assurance that mPhase will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans. The accompanying financial statements does not include any adjustments that might result from the outcome of this uncertainty.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


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

SHORT-TERM INVESTMENTS

Short-term investments principally consist of highly-liquid shares of corporate securities. The Company classifies all these short-term investments as available-for-sale securities. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income (loss) as a separate component of shareholders' equity. Any decline in market value judged to be other than temporary is recognized in determining net income. Realized gains and losses from the sale of these investments are included in determining net income
(loss).

REVENUE RECOGNITION

All revenue included in the accompanying consolidated statements of operations for all periods presented relates to sales of mPhase's POTS Splitter Shelves and DSL component products.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

SHIPPING AND HANDLING CHARGES

The Company includes costs of shipping and handling billed to customers in revenue and the related expense of shipping and handling costs is included in cost of sales.

BUSINESS CONCENTRATIONS AND CREDIT RISK

To date the Company's products have been sold to a limited number of customers, primarily in the telecommunications industry. The Company had revenues from two customers representing 64% and 19% of total revenues during the year ended June 30, 2001. The Company had revenues from two customers representing 39% and 21% of total revenues during the year ended June 30, 2002.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred in accordance with Statement of Financial Accounting Standards ("SFAS"), No. 2, "Accounting for Research and Development Costs."

ADVERTISING COSTS

Advertising costs are expensed as incurred.

INCOME TAXES

mPhase accounts for income taxes using the asset and liability method in accordance with SFAS No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. Because of the uncertainty as to their future realizability, net deferred tax assets, consisting primarily of net operating loss carry forwards, have been fully reserved for. Accordingly, no income tax benefit for the net operating loss has been recorded in the accompanying consolidated financial statements.

Utilization of net operating losses generated through June 30, 2002 may be limited due to changes in ownership that occurred.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

COMPREHENSIVE INCOME (LOSS)

In addition to net loss, comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by and distributions to owners. Items of comprehensive income include foreign currency exchanges and unrealized gains and losses on investments classified as available for sale.

In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes rules for the Reporting of Comprehensive Income and its components. For each of the years ended June 30, 2001 and 2000, there was no difference between the Company's net income and comprehensive income.

PATENTS AND LICENSES

Patents and licenses are capitalized when mPhase determines there will be a future benefit derived from such assets, and are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset, generally five years.

Amortization expense was $442,444, $460,121 and $471,629 for the years ended June 30, 2000, 2001, and 2002, respectively.

INVENTORIES

Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists mainly of the Company's POTS Splitter Shelf and Filters. Inventory is comprised of the following:

                                        June 30
                                -------------------------
                                   2001           2002
                                -----------   -----------
Raw materials                   $   639,524   $   266,748
Work in Progress                         --     1,045,679
Finished goods                    3,978,923     3,273,644
                                -----------   -----------
Total                           $ 4,618,447   $ 4,586,071

Less: Reserve for obsolescence     (314,552)   (1,243,355)
                                -----------   -----------

                                $ 4,303,895   $ 3,342,716
                                ===========   ===========
LONG-LIVED ASSETS

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

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more readily determinable.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which recinds SFAS No. 4 and No. SFAS 44 and SFAS No. 64 which relates to circumstances whereby the Company would determine when the settlement of debt or other liabilities would be considered extraordinary or recurring. Management does not expect that adoption of SFAS No. 145 will have a material effect on the Company's results of operations or financial position.

STATEMENT OF CASH FLOW SUPPLEMENTAL INFORMATION

                                           JUNE 30              JUNE 30
                                             2001                2002
                                         ----------          ----------

Interest paid                            $    1,201          $   21,760

                                         ==========          ==========

Taxes paid                               $       --          $       --
                                         ==========          ==========

Schedule of Non-Cash
  Investing and Financing Activities:

Conversion of accounts
payable and accrued
expenses to equity                       $2,420,039          $2,738,658
                                         ==========          ==========

Conversion of accounts
payable and accrued
expenses to notes payable                $       --          $1,487,747
                                         ==========          ==========

Investments in Patents
and Licenses paid with
equity                                   $       --          $   43,750
                                         ==========          ==========
                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002



4. ACQUISITION OF MICROTEL

In June 1998, mPhase issued 2,500,000 shares of common stock in exchange for all of the issued and outstanding shares of MicroTel, a wholly-owned subsidiary of Microphase, Inc. ("Microphase"). The transaction was accounted for as a purchase pursuant to APB Opinion No. 16 "Accounting for Business Combinations". The total purchase price of approximately $1,870,000, which was based on the fair market value of the shares issued, was allocated to the patents acquired and is being amortized over an estimated useful life of five years. Pursuant to the agreement of merger, MicroTel has become a wholly-owned subsidiary of mPhase.

5. NOTE RECEIVABLE

As consideration for a letter of settlement with a former consultant of mPhase, the Company had loaned the former consultant $250,000 in the form of a Note (the "Note") secured by 75,000 shares of the former consultants common stock of mPhase. The Note was due April 7, 2001. The Company decreased the Note to $37,500, representing the estimated value of the underlying stock at June 30, 2001. The Company charged $212,500 to administrative expense as a result of this impairment. The Company has included the $37,500, in long-term assets in the accompanying consolidated balance sheet for the year ended June 30, 2001. The Company decreased the Note to $17,250, representing the estimated value of the underlying stock at June 30, 2002. The Company charged $20,250 to administrative expenses as a result of the further impairment of the underlying stock value at June 30, 2002. The Company has included the $17,250 in long-term assets in the accompanying consolidated balance sheet for the year ended June 30, 2002.

6. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

                                                     June 30
                                            2001                   2002
                                        -----------           -----------

Equipment                               $ 2,879,738           $ 3,593,418
Office and marketing equipment              471,086               482,464
                                        -----------           -----------

                                          3,350,824             4,075,882

Less-Accumulated depreciation            (1,151,979)           (2,333,696)
                                        -----------           -----------

                                        $ 2,198,845           $ 1,742,186
                                        ===========           ===========

Depreciation expense for the years ended June 30, 2000, 2001, and 2002, was $313,611, $775,092, and $1,181,717, respectively of which $284,954, $501,676, and $983,163, respectively is included in research and development expense.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

7. ACCRUED EXPENSES

Accrued expenses consist of the following:


                                                    June 30
                                           2001                2002
                                        ----------          ----------

GTRC (Notes 13, 14)                        400,000                  --
Other                                    1,342,138          $  673,065
                                        ----------          ----------

                                        $1,742,138          $  673,065
                                        ==========          ==========

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

The agreement stipulates for mPhase's joint venture partner, AlphaStar International, Inc., ("Alphastar"), to provide mPhaseTelevision.Net right of first transmission for its transmissions of MPEG-2 digital satellite television. In addition, in March 2000, mPhase loaned the joint venture $1,000,000 at 8% interest per annum. The loan is repayable to the Company from equity infusions to the subsidiary, no later than such time that mPhaseTelevision.Net qualifies for a NASDAQ Small Cap Market Listing. During April 2000, the Company acquired an additional 6.5% interest in mPhaseTelevision.Net for $1,500,000.

During the fiscal year ended June 30, 2001 and ended June 30, 2002, the joint venture was charged $1,009,420 and $64,039, respectively for fees and costs by its joint venture partner and its affiliates.

Pursuant to an agreement dated as of June 18, 2002, mPhaseTelevision.Net has terminated its lease of the earth station and Alphastar and its affiliated entity have converted certain accounts payable into shares of the Company's common stock. Additionally, under this Agreement, mPhase is obligated to pay Alphastar and its affiliates $35,000, which is included in amounts due to related parties in the accompanying consolidated balance sheet.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


9. LONG TERM DEBT

Long-term debt is comprised of the following:

                                                                       June 30,
                                                                         2002
                                                                       --------

Settlement Agreements:

Accounts payable expected to be converted to Note payable
to GTRC bearing 7% interest, amortized in equal monthly
payments of $4,167 and a lump sum payment of $75,000
due twelve months from Sept. 15, 2002                                   $150,000

Accounts payable expected to be converted to Note payable
to GTRC bearing 7% interest, amortized in average monthly
payments of $0 in 2003, $39,568 in 2004, $56,085 in
2005 $60,140 in 2006, $64,487 in 2007, and a lump sum
payment of $253,955 due at maturity in September 2007                   $474,235

Note payable to law firm bearing 8% interest, monthly
installments of $5,000 per month commencing in June 2002 and continuing through December 1, 2003 with a final payment of
principal plus accrued interest due at maturity on December
31, 2002.                                                               $415,887

Note payable to vendor bearing 8% interest due in weekly
payments of $5,000 including  accrued interest.
These payments commenced in January 2002 and continue until
June 2003.                                                              $237,169

Note payable to vendor non interest bearing average monthly
payments of $4,167 in 2003 and $3,660 in 2004. These payments
commenced in April 2002 and continue until May 2004.                     $90,266

                                                                    -----------
Total                                                                 1,367,557

Less: Current portion                                                  (353,339)

                                                                    -----------
Long-term Debt, non-current portion                                 $ 1,014,218
                                                                    ===========


At June 30, 2002 total maturities of long-term debt are as follows:

       2003                        $ 353,339
       2004                          575,052
       2005                           55,760
       2006                           59,791
       2007                           64,113
       2008 and thereafter           259,502
                                  ----------
       TOTAL                      $1,367,557
                                  ==========
                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


10. STOCKHOLDERS' EQUITY

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

During the year ended June 30, 1998, mPhase issued 300,000 shares of common stock to consultants for services at $0.50 per share, its fair market value. The Company recorded a charge to operations of $150,000 included in cumulative from inception in the accompanying consolidated statement of operations.

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

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

10. STOCKHOLDERS' EQUITY (Continued)

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

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

10. STOCKHOLDERS' EQUITY (Continued)

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

Effective June 30, 2001 the Company issued 4,840,077 shares of the Company's common stock in settlement of debt totalling $2,420,039 to directors and related parties.

In July 2001, the Company sold 75,000 shares of its common stock and a like amount of warrants to purchase one share each of the Company's common stock at an exercise price of $3.00 generating proceeds of $75,000 in a private transaction with accredited investors.

In December 2001, the Company issued 3,474,671 shares of its common stock and a like amount of warrants to purchase one share each of the Company's common stock at an exercise price of $.30 generating gross proceeds of $1,042,000 in a private transaction pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended with accredited investors, which included a subscription receivable of $440,200, which was collected in January 2002.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

10. STOCKHOLDERS' EQUITY (Continued)

In January 2002, the Company issued 2,754,503 shares of its common stock and a like amount of warrants to purchase one share each at an exercise price of $.30 generating gross proceeds of $826,351 and June 2002, the Company issued 100,000 shares of its common stock and a like amount of warrants to purchase one share each at an exercise price of $.30, generating gross proceeds of $30,000 in a private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, with accredited investors.

In connection with the December 2001, January 2002, and June 2002, private placements, the Company issued 576,469 shares of its common stock and a like amount of warrants to purchase one share each at an exercise price of $.30 to finders and consultants whom assisted in the transaction.

During the year ended June 30, 2002 the Company issued 7,492,996 shares of its common stock, and 5,953,490 warrants to related parties and strategic vendors, in connection with the conversion of $2,738,658 of accounts payable and accrued expenses, of which $1,460,000 of accounts payable to related parties is discussed below.

During the year ended June 30, 2002, certain officers, directors and related parties were issued 8,150,000 shares of mPhase common stock and 3,400,000 warrants in consideration of the investment of $1,000,000 cash and the conversion of $1,460,000 accounts payable. (see Note 11).

The Company granted 1,505,000 options, and 48,068 warrants of its common stock and 48,068 to employees and 5,065,000 options to consultants for services performed during the fiscal year ended June 30, 2002. Compensation expense for the options granted to consultants was recorded based on the fair value of the options at the date of grant. Also, during the fiscal year ended June 30, 2002, the Company granted 2,923,000 shares of its common stock and 1,675,000 warrants to consultants for services performed.

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

On May 30, 2001, mPhase established the 2001 Stock Incentive Plan (the "2001 Plan"), in which incentive stock options and non-qualified stock options may be granted to officers, employees and consultants of the Company. The total shares eligible under the 2001 Plan is 20,000,000 shares, in addition to the shares previously authorized for issuance under the prior plan. Vesting terms of the options range from immediately to two years and options generally expire in five years. The maximum number of shares that may be granted during any one fiscal year to any one individual under the 2001 Plan is limited to 2,500,000 shares.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

10. STOCKHOLDERS' EQUITY (Continued)

A summary of the stock option activity for the years ended June 30, 2000, 2001, 2002 pursuant to the terms of both plans, which include incentive stock options and non-qualified stock options, is set forth on the below:


                                                                WEIGHTED
                                         NUMBER OF              AVERAGE
                                          OPTIONS            EXERCISE PRICE
                                        ----------           --------------

Outstanding at June 30, 2000            7,462,500                 $2.09

Granted                                 5,618,000                  1.56

Exercised                                (320,000)                 1.02

Canceled                                 (180,000)                 2.39
                                       ----------                  ----

Outstanding at June 30, 2001           12,580,500                 $1.94

Granted                                 6,570,000                   .43

Exercised                                      --                    --

Canceled                                  (43,500)                (4.26)
                                       ----------                  ----

Outstanding at June 30, 2002           19,107,000                 $1.27
                                       ==========                  ====

Exercisable at June 30, 2002           19,096,385                 $1.27
                                       ==========                  ====

The fair value of options granted in 2000, 2001 and 2002 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 115% in 2000, 113% in 2001, and 125.4% in 2002 risk-free interest rate ranging from 3.2% to 6.18% and expected option life of three years.

The per share weighted average fair value of stock options granted during 2000, 2001, and 2002 was $6.99, $1.16, and $.26, respectively. The per share weighted average remaining life of the options outstanding at June 30, 2000, 2001, and 2002 is 3.86, 3.66 and 3.29 years, respectively.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

10. STOCKHOLDERS' EQUITY (Continued)

mPhase has elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value. Had compensation expense for stock options granted under the Plan been determined based on fair value at the grant dates, mPhase's net loss for 2000, 2001 and 2002 would have been increased to the pro forma amounts shown below.


                                               JUNE 30
                       ------------------------------------------------------
                            2000                2001                2002
                       --------------      --------------      --------------

Net Loss:
  As reported          $   38,161,542      $   23,998,734      $   11,245,361
  Proforma             $   40,097,570      $   25,243,270      $   11,673,091

Net Loss Per Share
  As reported          $        (1.41)     $         (.72)     $         (.23)
                       ==============      ==============      ==============

  Pro forma            $        (1.49)     $         (.75)     $         (.24)
                       ==============      ==============      ==============


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

For the year ended June 30, 2002, the Company recorded non-cash charges and deferred compensation totaling $927,420 and $0, respectively, in connection with the grant of 6,570,000 options to employees and consultants for services rendered or to be rendered. Such charges are the result of the differences between the quoted market value of the Company's common stock on the date of grant and the exercise price for options issued to employees and Black-Scholes stock option pricing calculations for options issued to consultants.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


10. STOCKHOLDERS' EQUITY (Continued)

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

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

10. STOCKHOLDERS' EQUITY (Continued)

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

During the year ended June 30, 2001, mPhase granted 1,180,000 warrants to consultants for services performed and for services to be performed at prices ranging from $1.25 to $5.00, which resulted in a charge of $1,185,874 to operations and deferred $457,942 for services to be performed in the fiscal year to end June 30, 2002, totaling $1,643,816 based upon the fair value of the warrants issued as determined under the Black-Scholes option pricing model.

As of June 30, 2001, 6,816,725 warrants remained outstanding with a weighted average exercise price of $2.93.

During the year ended June 30, 2002, the Company issued 75,000 and 6,797,643 warrants to investors and to finders, consultants and investment banking firms, each of these warrants to purchase one share each of the Company's common stock at $3.00 and $.30, for five years, in connection with private placements. The Company also issued 13,334 shares of its common stock following the exercise of warrants resulting in gross proceeds $4,000. Also, during the year ended June 30, 2002, the Company granted 1,675,000 warrants to consultants for services performed and 6,043,490 warrants to creditors, including related parties, in connection with the conversion of outstanding liabilities.

As of June 30, 2002, 21,965,260 warrants remain outstanding with a weighted average exercise price of $1.05.

11. RELATED PARTY TRANSACTIONS

mPhase's President, Executive Vice President and Chairman of the Board of the Company are also employees of Microphase (Note 4). On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000 and in January 2000 to $11,050 per month. In July 2001, the agreement was revised to $11,340 a month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development assistance. Microphase also charges fees for specific projects on a project-by-project basis. During the years ended June 30, 2000, 2001, and 2002 and for the period from inception (October 2, 1996) to June 30, 2002, $2,547,847, $2,128,983, $1,212,594 and $6,576,424,
respectively, have been charged to expense or inventory under these Agreements and is included in operating expenses in the accompanying consolidated statements of operations. Management believes that amounts charged to the Company by Microphase are commensurate to amounts that would be incurred if outside third parties were used.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

11. RELATED PARTY TRANSACTIONS (Continued)

Also, during the fiscal year ended June 30, 2000, $2,600,000 was advanced to Microphase in the form of a note, which was repaid by Microphase during the year. mPhase recorded $39,000 of interest income on this note for the year ended June 30, 2000. The Company is obligated to pay a 3% royalty to Microphase on revenues from its proprietary Traverser(TM) Digital Video and Data Delivery System and DSL component products. During the year ended June 30, 2002, mPhase recorded royalties to Microphase totaling $78,762. Pursuant to a debt conversion agreement between the Company and Microphase, for the year ended June 30, 2001, Microphase received 1,278,000 shares of mPhase common stock as discussed in Note
10. For the year ended June 30, 2002, in consideration for a direct investment of $100,000 and pursuant to debt conversion agreements, Microphase received 2,900,000 shares of mPhase common stock and 2,200,000 warrants to purchase mPhase common stock. As of June 30, 2001, the Company had $70,799 payable to Microphase, which is included in amounts due to related parties in the accompanying consolidated balance sheet. As of June 30, 2002, the Company had $92,405 included in other liabilites-related parties in the accompanying consolidated balance sheet as discussed in Note 14. Additionally, at June 30, 2002, approximately $142,000 of undelivered purchase orders remain outstanding to Microphase.

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

During the year ended June 30, 2000, mPhase advanced money to Janifast Limited, which is owned by U.S. Janifast Holdings, Ltd, a related party of which three directors of mPhase are significant shareholders, in connection with the manufacturing of POTS Splitter shelves and DSL component products. As of June 30, 2000 the amount advanced to Janifast was approximately $1,106,000, which is included in production advances-related parties on the accompanying balance sheet. There were no such advances as of June 30, 2002.

Pursuant to a debt conversion agreement between the Company and Janifast, for the year ended June 30, 2001, Janifast received 1,200,000 shares of mPhase common stock as discussed in Note 10. For the year ended June 30, 2002, pursuant to debt conversion agreements, Janifast received 3,450,000 shares of mPhase common stock and 1,200,000 warrants to purchase mPhase common stock. During the years ended June 30, 2000, 2001 and 2002 and the period from inception (October 2, 1996 to June 30, 2002) $0, $8,932,378, $1,759,308 and $10,691,686,
respectively have been charged to inventory or expense and is included in operating expenses in the accompanying statements of operations. As of June 30, 2002, the Company had $260,159 included in other liabilites-related parties in the accompanying consolidated balance sheet as discussed in Note 14. Additionally, at June 30, 2002, approximately $1,614,000 of undelivered purchase orders remain outstanding to Janifast.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

11. RELATED PARTY TRANSACTIONS (Continued)

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

Effective March 31, 2002, the Company converted $420,872 of liabilities due to Piper Rudnick LLP, outside legal counsel to mPhase into a warrant to purchase up to a total of 1,683,490 shares of the Company's common stock which pursuant to EITF 96-18, has an approximate value of $.30 per share; and a warrant to purchase 550,000 shares of the Company's common stock at an exercise price of $.30 per share pursuant to the terms of payment agreement. In addition, Piper agreed to accept a Promissory note for $420,872 of current payables at an interest rate of 8% with payments of $5,000 per month commencing June 1, 2002 and continuing through December 1, 2003, with a final payment of principal plus accrued interest due at maturity on December 31, 2003.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

12. INCOME TAXES

No provision has been made for corporate income taxes due to cumulative losses incurred. At June 30, 2002, mPhase has operating loss carryforwards of approximately $56.8 million and $56.5 million to offset future federal and state income taxes respectively, which expire at various times from 2016 through 2022. Certain changes in stock ownership can result in a limitation in the amount of net operating loss and tax credit carryovers that can be utilized each year.

At June 30, 2002 the Company has net deferred income tax assets of approximately $21.9 million comprised principally of the future tax benefit of net operating loss carryforwards, which represents an increase of $1.0 million for the fiscal year ended June 30, 2002. A full valuation reserve has been recorded against such assets due to the uncertainty as to their future realizability.

13. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

mPhase has entered into various agreements with GTRC and its affiliate, Georgia Tech Applied Research Corporation, ("GTARC"), pursuant to which the Company receives technical assistance in developing the commercialization of its Digital Video and Data Delivery System. The amount incurred by the Company for GTRC technical assistance with respect to its research and development activities during the years ended June 30, 2000, 2001, and 2002 totaled $4,563,560, $3,814,300, and $450,000 respectively, and $13,424,300 from the period from inception through June 30, 2002. Subsequent to June 30, 2002, the Company and GTRC and its affiliate, GTARC, entered into a Memorandum of Intention to exchange warrants and promissory notes for all amounts outstanding and to exchange mutual Releases.

If and when sales commence utilizing this particular technology, the Company will be obligated to pay to GTRC a royalty up to 5% of product sales, as defined.

mPhase was a party to employee agreements with certain key executives providing for cash commitments of $675,000 through June 30, 2002. In addition, one of the executives is entitled to an annual bonus equal to 5% of the appreciation in market value of mPhase's stock from year-to-year based on the change in the Company's issued and outstanding common stock at each fiscal year end through June 30, 2002, 25% of which is to be paid in cash and the remainder in common stock of the Company. All of these employment agreement have expired by their term.

From time to time, mPhase may be involved in various legal proceedings and other matters arising in the normal course of business. The Company currently has no material outstanding legal proceedings.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


14. SUBSEQUENT EVENTS

On October 11, 2002, the Company, subject to the Company's and the counter parties respective board of director's approval, entered into an agreement in principle with the Company's officers and affiliates, including Janifast Ltd. and Microphase Corporation, to convert up to an amount equal to the unpaid compensation and accounts payable through September 30,2002. In the accompanying balance sheet for June 30, 2002 the Company has reclassified $312,504 due to officer's and $352,564 due to related parties to other liabilities-related parties for amounts due through June that are expected to be converted to equity.

On October 14, 2002, the Company entered into a memorandum of intention with Georgia Tech Research Corporation, (GTRC), and its affiliate, Georgia Tech Applied Research Corporation, (GTRAC), subject to the approval of the respective board of director's, together with the exchange of mutual releases, to convert all amounts outstanding as of June 30, 2002, in consideration for two term notes totaling $624,235 with interest at 7% and varied payments through 2007 and warrants to purchase shares of the Company's common stock through 2007, at a price and formula to be agreed upon. In the accompanying balance sheet for June 30, 2002 the Company has reclassified $624,235 and $1,211,249 of accounts payable and accrued expenses due to GTRC and GTRAC to long term debt and other liabilities for the amounts expected to be converted to notes payable and equity, respectively.

                                   SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         mPHASE TECHNOLOGIES, INC.

Dated: October 15, 2002                  By: /s/ RONALD A. DURANDO
                                             ---------------------------
                                             Ronald A. Durando
                                             President,  CEO


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Necdet F. Ergul, Chairman of the Board                        October 15, 2002

Ronald A. Durando, Chief Executive Officer, Director          October 15, 2002

Gustave T. Dotoli, Chief Operating Officer, Director          October 15, 2002

Martin S. Smiley, Chief Financial Officer                     October 15, 2002

Anthony Guerino, Director                                     October 15, 2002

Abraham Biderman, Director                                    October 15, 2002

Michael McInerney, Director                                   October 15, 2002

                              MPHASE TECHNOLOGIES, INC.

   Certification of Procedures Followed in Connection with Sarbanes-Oxley Act
                                  Certification

         The undersigned, the Chief Executive Officer of mPhase Technologies Inc., a New Jersey Corporation (the "Company") hereby certifies, for purposes of documenting the steps followed by the officer in connection with the execution and delivery to the Securities and Exchange Commission of the attached certification, as follows:

         (1) I reviewed in detail the Annual Report on Form 10K for the year ended June 30, 2002,(the "Report") shortly before the certification was provided.

         (2) I discussed the substance of the Report with each of the Company's outside auditors and the Chief Financial Officer. These discussions took place at various times and covered principally the financial statement portions of the reports (including the notes which are an integral part of the financial statements) and related financial disclosures. These discussions included my verifying that the financial statements included in the report are accurate and complete, and are properly prepared and consolidated. I confirmed that each of the outside auditors and Chief Financial Officer were satisfied that the notes to the financial statements read clearly and that the notes fairly explain the company's significant accounting principles and significant estimates, as well as disclose all material contingencies and "off balance sheet" transactions and commitments known to them. In addition, my discussions with outside auditors included a discussion of any material issues that came up in their review of the financial statements and the resolution of those issues. I also verified with the outside auditors and Chief Financial Officer that internal controls are in place and operating to warrant reliance upon the financial and business information provided to me by management.

          (3) I confirmed that the consolidated financial statements included in the Report are accurate and complete in all material respects, reflect all transactions of the Company during and for the statement period following accounting principles consistent with those applied in prior periods, and that all period end adjustments have been made in a manner consistent with the accounting principles in prior periods (other than usual and customary year end adjustments in the case of interim statements).

         (4) I informed the heads of the Company's primary business units and divisions, as well as any officers of those business units or divisions who have the primary financial reporting responsibility that I would be providing a certification regarding the accuracy of the Report and confirmed orally and in writing with each such head and financial officer that insofar as they knew, the Report did not include any untrue statement of a material fact or omit to state a material fact.

          (5) As a result of the foregoing procedures, I concluded that, to the best of my knowledge, I was able to provide the certification without exception.

       I have executed this certification as of the 15th day of October 2002.

/s/ Ronald A. Durando
----------------------------
Name: Ronald A. Durando
Chief Executive Officer
                               mPhase Technologies Inc.

   Certification of Procedures Followed in Connection with Sarbanes-Oxley Act
                                  Certification

         The undersigned, Chief Operating Officer of mPhase Technologies Inc., a New Jersey Corporation (the "Company") hereby certifies, for purposes of documenting the steps followed by the officer in connection with the execution and delivery to the Securities and Exchange Commission of the attached certification, as follows:

         (1) I reviewed in detail the Annual Report on Form 10-K for the year ended June 30, 2002,(the "Report") shortly before the certification was provided.

         (2) I discussed the substance of the Report with each of the Company's outside auditors and chief financial officer. These discussions took place at various times and covered principally the financial statement portions of the reports (including the notes which are an integral part of the financial statements) and related financial disclosures. These discussions included my verifying that the financial statements included in the report are accurate and complete, and are properly prepared and consolidated. I confirmed that each of the outside auditors and the Chief Financial Officer were satisfied that the notes to the financial statements read clearly and that the notes fairly explain the company's significant accounting principles and significant estimates, as well as disclose all material contingencies and "off balance sheet" transactions and commitments known to them. In addition, my discussions with outside auditors included a discussion of any material issues that came up in their review of the financial statements and the resolution of those issues. I also verified with the outside auditors and acting controller that internal controls are in place and operating to warrant reliance upon the financial and business information provided to me by management.

          (3) I confirmed that the consolidated financial statements included in the Report are accurate and complete in all material respects, reflect all transactions of the Company during and for the statement period following accounting principles consistent with those applied in prior periods, and that all period end adjustments have been made in a manner consistent with the accounting principles in prior periods (other than usual and customary year end adjustments in the case of interim statements).

         (4) I informed the heads of the Company's primary business units and divisions, as well as any officers of those business units or divisions who have the primary financial reporting responsibility, that I would be providing a certification regarding the accuracy of the Report and confirmed orally and in writing with each such head and financial officer that insofar as they knew, the Report did not include any untrue statement of a material fact or omit to state a material fact.

          (5) As a result of the foregoing procedures, I concluded that, to the best of my knowledge, I was able to provide the certification without exception.

      I have executed this certification as of the 15th day of October 2002.

/s/ Gustave T. Dotoli
----------------------------
Name:  Gustave T. Dotoli
Chief Operating Officer
                            mPhase Technologies Inc.

   Certification of Procedures Followed in Connection with Sarbanes-Oxley Act
                                  Certification

         The undersigned, Chief Financial Officer of mPhase Technologies Inc., a New Jersey Corporation (the "Company") hereby certifies, for purposes of documenting the steps followed by the officer in connection with the execution and delivery to the Securities and Exchange Commission of the attached certification, as follows:

         (1) I reviewed in detail the Annual Report on Form 10-K for the year ended June 30, 2002,(the "Report") shortly before the certification was provided.

         (2) I discussed the substance of the Report with each of the Company's outside auditors and assistant controller. These discussions took place at various times and covered principally the financial statement portions of the reports (including the notes which are an integral part of the financial statements) and related financial disclosures. These discussions included my verifying that the financial statements included in the report are accurate and complete, and are properly prepared and consolidated. I confirmed that each of the outside auditors and acting controller were satisfied that the notes to the financial statements read clearly and that the notes fairly explain the company's significant accounting principles and significant estimates, as well as disclose all material contingencies and "off balance sheet" transactions and commitments known to them. In addition, my discussions with outside auditors included a discussion of any material issues that came up in their review of the financial statements and the resolution of those issues. I also verified with the outside auditors and assistant controller that internal controls are in place and operating to warrant reliance upon the financial and business information provided to me by management.

          (3) I confirmed that the consolidated financial statements included in the Report are accurate and complete in all material respects, reflect all transactions of the Company during and for the statement period following accounting principles consistent with those applied in prior periods, and that all period end adjustments have been made in a manner consistent with the accounting principles in prior periods (other than usual and customary year end adjustments in the case of interim statements).

         (4) I informed the heads of the Company's primary business units and divisions, as well as any officers of those business units or divisions who have the primary financial reporting responsibility, that I would be providing a certification regarding the accuracy of the Report and confirmed orally and in writing with each such head and financial officer that insofar as they knew, the Report did not include any untrue statement of a material fact or omit to state a material fact.

          (5) As a result of the foregoing procedures, I concluded that, to the best of my knowledge, I was able to provide the certification without exception.

      I have executed this certification as of the 15th day of October 2002.


/s/ Martin S. Smiley
----------------------------
Name:  Martin S. Smiley
Chief Financial Officer