Form 10-Q
period 2002-09-30
MPHASE TECHNOLOGIES INC
filed 2002-11-14
CIK 825322

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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



THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF November 11, 2002 IS 65,880,841 SHARES, ALL OF ONE CLASS OF $.01 STATED VALUE COMMON STOCK.

                           mPHASE TECHNOLOGIES, INC.

                                      INDEX

                                                                                                                PAGE
--------------------------------------------------------------------------------------------------------------------
PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

         Consolidated Balance Sheets-June 30, 2002
           and September 30, 2002 (Unaudited).....................................................................1

         Unaudited Consolidated Statements of Operations-Three Months ended
           September 30, 2001 and 2002 and from October 2, 1996
           (Date of Inception) to September 30, 2002 .............................................................2

         Unaudited Consolidated Statement of Changes in Shareholders' Equity (Deficit)............................3
           Three months ended September 30, 2002

         Unaudited Consolidated Statements of Cash Flows-Three Months Ended
           September 30, 2001 and 2002 and from October 2, 1996
           (Date of Inception) to September 30, 2002 .............................................................4

         Notes to Unaudited Consolidated Financial Statements............................................      5-10

ITEM 2   Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................................................11 - 16

ITEM 3   Quantitative and qualitative disclosures about
               market risk.......................................................................................16

ITEM 4   CONTROLS AND PROCEDURES                                                                                 16

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................16

Item 2.  Changes in Securities...................................................................................17

Item 3.  Defaults Upon Senior Securities.........................................................................17

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................17

Item 5.  Other Information.......................................................................................17

Item 6.  Exhibits on Reports on Form 8-K.........................................................................17

Signature Page...................................................................................................18

                            mPHASE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                                   (Unaudited)



                                                                June 30,             September 30,
                                                                  2002                   2002
                                                             -------------           -------------
                                                               (Unaudited)
      ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                  $      47,065           $       4,125
  Accounts receivable, net of bad debt
    reserve of $2,906 in each period                               273,780                 118,836
  Inventories, net                                               3,342,716               3,182,026
  Prepaid expenses and other current assets                        830,589                 553,279
                                                             -------------           -------------

      Total Current Assets                                       4,494,150               3,858,266
                                                             -------------           -------------

Property and equipment, net                                      1,742,186               1,457,633
Patents and licensing rights, net                                  685,349                 612,048
Other Assets                                                        20,830                  19,207
                                                             -------------           -------------

      TOTAL ASSETS                                               6,942,515               5,947,154
                                                             =============           =============

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                 2,819,245               2,691,135
Accrued expenses                                                   673,065                 671,818
Due to related parties                                              35,000                  35,000
Notes payable, current                                             353,339                 370,809
Deferred revenue                                                   214,180                 214,180
                                                             -------------           -------------

      TOTAL CURRENT LIABILITIES                                  4,094,829               3,982,942
                                                             -------------           -------------

Long-term debt, net of current portion                           1,014,218               1,001,200
Other Liabilities                                                1,211,249               1,211,249
Other Liabilities, related parties                                 665,068                    --

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY

Common stock, stated value $.01, 150,000,000 shares
  authorized; 60,807,508 and 65,880,841 shares
  issued and outstanding at June 30, 2002 and
  September 30, 2002, respectively                                 608,075                 658,808
Additional paid in capital                                     100,751,284             102,274,068
Deferred compensation                                              (23,923)                 (1,403)
Deficit accumulated during development stage                  (101,366,286)           (103,158,343)
Unrecognized capital losses                                         (4,026)                (13,394)
Less-Treasury stock, 13,750 shares at cost                          (7,973)                 (7,973)
                                                             -------------           -------------

    TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                           (42,849)               (248,237)
                                                             -------------           -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   6,942,515           $   5,947,154
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

                                                            For the                      October 2, 1996
                                                      Three Months Ended                     Date of
                                                         September 30,                    Inception) to
                                                                                          September 30,
                                                  2001                2002                    2002
                                            -------------         -------------           -------------
REVENUES                                    $     537,008         $     210,077           $  13,596,133
                                            -------------         -------------           -------------

COSTS AND EXPENSES
  Cost of Sales                                   456,699               197,319               8,548,877
  Research and development                      1,111,416               803,294              31,612,068
   (including non-cash stock
   related charges of $167,770,
   $43,750, and $1,703,924,
   respectively)
  General and Administrative                    2,644,088               870,262              47,998,692
   (including non-cash stock
   related charges of $942,355,
   $203,780, and $20,450,117,
   respectively)
  Depreciation and amortization                   193,079               130,729               2,382,341
  Non-cash charges for stock based
   compensation                                   217,500                22,520              25,087,692
                                            -------------         -------------           -------------

       TOTAL COSTS AND EXPENSES                 4,622,782             2,024,124             115,629,670
                                            -------------         -------------           -------------

      LOSS FROM OPERATIONS                     (4,085,774)           (1,814,047)           (102,033,537)
                                            -------------         -------------           -------------

OTHER INCOME (EXPENSE):
  Gain on extinguishments                          32,528                40,725                 182,961
  Minority interest loss in
    consolidated subsidiary                          --                    --                    20,000
  Loss from unconsolidated
   subsidiary                                        --                    --                (1,466,467)
  Interest Income (expense), net                  (10,087)              (18,735)                138,700
                                            -------------         -------------           -------------

      TOTAL OTHER INCOME (EXPENSE)                 22,441                21,990              (1,124,806)
                                            -------------         -------------           -------------

NET LOSS                                    $  (4,063,333)        $  (1,792,057)          $(103,158,343)
                                            =============         =============           =============

Unrealized holding loss on
 securities                                          --                  (9,368)                (13,394)
                                            -------------         -------------           -------------

COMPREHENSIVE LOSS                          $  (4,063,333)        $  (1,801,425)          $(103,171,737)
                                            =============         =============           =============

LOSS PER COMMON SHARE,
  basic and diluted                         $        (.10)        $        (.03)
                                            =============         =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING, basic and
   diluted                                     42,037,506            60,881,131
                                            =============         =============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CHANGES IN
                         SHAREHOLDERS' EQUITY (DEFICIT)
            For the three months ended September 30, 2002 (unaudited)

                         Common Stock
                         ------------
                                   $.01                                                                                Shareholders
                                  Stated      Treasury     Additional     Deferred      Accumulated     Comprehensive    (Deficit)
                     Shares        Value        Stock   Paid-in Capital  Compensation      Deficit          Loss          Equity
                     ------        -----        -----   ---------------  ------------      -------          ----          ------
Balance
June 30, 2002       60,807,508     $608,075    $(7,973)   $100,751,284     $(23,923)   $(101,366,286)    $ (4,026)     $ (42,849)

Issuance of
Common stock
for services           200,000        2,000           -         46,000             -                -            -         48,000
Amortization
of deferred
employee
stock option
compensation                 -            -           -              -        22,520                -            -         22,520
Issuance of
common stock
in settlement
of debt                340,000        3,400           -         61,200             -                -            -         64,600
Issuance of
warrants to
certain Officers
in settlement of
debt                         -            -           -        480,917             -                -            -        480,917
Issuance of
Common stock in
settlement of
debt to related
parties              4,533,333       45,333           -        934,667             -                -            -        980,000
    Net Loss                 -            -           -              -                    (1,792,057)            -    (1,792,057)
Other
Comprehensive
Loss                         -            -           -              -             -                -      (9,368)        (9,368)
                    ----------     --------    --------   ------------     ---------   --------------    ---------     ----------
Balance,
September 30,2002   65,880,841     $658,808    $(7,973)   $102,274,068     $  (1,403)  $(103,158,343)    $(13,394)     $(248,237)
                    ==========     ========    ========   ============     =========   ==============    =========     ==========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                            mPhase TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          For the                        October 2, 1996
                                                                     Three Months Ended                      Date of
                                                                       September 30,                      Inception) to
                                                                                                          September 30,
                                                                 2001                   2002                   2002
                                                           -------------           -------------          -------------
Cash Flow From Operating Activities:
Net Loss                                                   $  (4,063,333)          $  (1,792,057)          $(103,158,343)
Adjustments to reconcile net loss
 to net cash used in operating activities:
Depreciation and amortization                                    427,132                 380,563               4,548,750
Book Value of fixed assets disposed                                 --                      --                    74,272
Provision for doubtful accounts                                     --                      --                    32,124
Gain on debt extinguishments                                     (32,528)                (40,725)               (182,961)
Loss on unconsolidated subsidiary                                   --                      --                 1,466,467
Impairment of note receivable                                       --                      --                   232,750
Non-cash charges relating to issuance of
 common stock, common stock options and
 Warrants                                                      1,327,625                 270,050              47,279,812
Changes in assets and liabilities:
 Accounts receivable                                            (121,778)                154,944                (150,960)
 Inventories                                                      68,251                 160,690              (3,182,026)
 Prepaid expenses and other current assets                       133,158                  24,662                (542,135)
 Other non-current assets                                         37,500                   1,623                  (1,957)
 Accounts payable                                                    363                  44,567               4,027,023
 Accrued expenses                                                554,753                  (1,248)              2,014,338
 Due to/from related parties                                   1,016,280                 364,938               4,643,978
 Receivables from Subsidiary                                        --                      --                  (150,000)
 Deferred revenue                                                156,180                    --                   214,180
                                                           -------------           -------------           -------------
Net cash used in operating Activities                           (496,397)               (431,993)            (42,834,688)
                                                           -------------           -------------           -------------

Cash Flow from Investing Activities:
 Payments related to patents and licensing rights                   (840)                   --                  (375,720)
 Purchase of fixed assets                                        (27,864)                   --                (2,463,800)
                                                           -------------           -------------           -------------
 Net Cash used in investing activities                           (28,704)                   --                (2,839,520)
                                                           -------------           -------------           -------------

Cash Flow from Financing Activities:
 Proceeds from issuance of common stock and
   exercises of options and warrants                             525,000                    --                45,417,444
 Advances from related parties                                      --                   418,750                 418,750
 Payments of notes payable                                          --                   (29,697)               (149,888)
 Repurchase of treasury stock at cost                               --                      --                    (7,973)
                                                           -------------           -------------           -------------
  Net cash provided by financing activites                       525,000                 389,053              45,678,333
                                                           -------------           -------------           -------------

Net increase (decrease) in cash                                     (101)                (42,940)                  4,125

CASH AND CASH EQUIVALENTS, beginning of period                    31,005                  47,065                    --
                                                           -------------           -------------           -------------

CASH AND CASH EQUIVALENTS, end of period                   $      30,904           $       4,125           $       4,125
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


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS-mPhase Technologies, Inc. (the "Company") was organized on October 2, 1996. On February 17, 1997, the Company acquired Tecma Laboratories, Inc. ("Tecma") in a transaction accounted for as a reverse merger. On June 25, 1998, the Company acquired Microphase Telecommunications, Inc. ("MicroTel"), through the issuance of 2,500,000 shares of its common stock in exchange for all the issued and outstanding shares of MicroTel. The assets acquired in this acquisition were patents related to the mPhase line of DSL component products (e.g., POTS Splitters) and patent applications utilized in the Company's proprietary Traverser(TM) Digital Video Data Delivery System ("Traverser(TM)).

         The primary business of the Company is to design, develop, manufacture and market high-bandwidth telecommunication products incorporating digital subscriber line ("DSL") technology. The present activities of the Company are focused on the deployment of its proprietary Traverser(TM) System, which delivers MPEG2, non-Internet Protocal-based television, high-speed Internet and voice over copper wire. Additionally, the Company sells a line of DSL component products.

         The Company is in the development stage, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." and its present activities are focused on the commercial deployment of its proprietary Traverser(TM) and associated DSL component products. Since mPhase is in the development stage, the accompanying consolidated financial statements should not be regarded as typical for normal operating periods.

         BASIS OF PRESENTATION-The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ending September 30, 2002 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

         Through September 30, 2002, the Company had incurred development stage losses totaling approximately $103,158,343. At September 30, 2002, the Company had approximately $4,125 of cash, cash equivalents and approximately $118,836 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) the successful wide scale development, deployment and marketing of its products.

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

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECLASSIFICATIONS-Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation.

         LOSS PER COMMON SHARE, BASIC AND DILUTED - The Company accounts for net loss per common share in accordance with the provisions of SFAS No. 128, "EARNINGS PER SHARE". ("EPS"). SFAS No. 128 requires the disclosure of the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS for all periods presented since their affect is antidilutive.

         RESEARCH AND DEVELOPMENT-Research and development costs are charged to operations as incurred.

         REVENUE RECOGNITION-All revenue included in the accompanying consolidated statements of operations for all periods presented relates to sales of mPhase's line of POTS Splitter products and other related DSL component products. As required, the Company adopted the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which provides guidance on applying generally accepted accounting principles to revenue recognition based on the interpretations and practices of the SEC. The Company recognizes revenue for its line of POTS Splitter products and other DSL component products at the time of shipment, at which time, no other significant obligations of the Company exist, other than normal warranty support. In addition, the Company includes costs of shipping and handling billed to customers in revenue and the related expenses of shipping and handling costs is included in cost of sales.

         RECENT ACCOUNTING PRONOUNCEMENTS-In July 2001, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company was required to adopt SFAS No. 142 effective July 1, 2002 and has done so. The adoption of SFAS No. 141 has had no effect on the Company's results of operations or financial position.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and as such became applicable to the Company effective July 1, 2002. The adoption of SFAS No. 144 has not resulted in any adjustments to the carrying values of the Company's Long Lived Assets. Management does not expect the implementation of SFAS No. 144 will have a material effect on the Company's results of operations or financial position.

         In April 2002, the FASB issued SFAS No. 145 "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which rescinds SFAS No. 4 and No. SFAS 44 and SFAS No. 64, which relates to circumstances whereby the Company would determine when settlement of debt or other liabilities would be considered extraordinary or recurring. The Company has adopted the relevant provisions of SFAS 145 and that adoption of SFAS No. 145 should not have a material effect on the Company's results of operations of financial position.

STATEMENT OF CASH FLOW SUPPLEMENTAL INFORMATION

                                      September 30,     September 30,
                                          2001             2002
                                      -------------     -------------
Interest paid                            $10,087          $ 2,803
                                         -------          -------
Taxes Paid                               $  --            $  --
                                         -------          -------

2. RELATED PARTY TRANSACTIONS

         mPhase's President, Executive Vice President and Chairman of the Board of the Company are also employees of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340, and in July 2002 to $12,200 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development assistance. Microphase also charges fees for specific projects on a project-by-project basis. During the three months ended September 30, 2001 and 2002 and for the period from inception (October 2, 1996) to September 30, 2002, $258,287, $253,980, and $6,830,404,
respectively, have been charged to expense or inventory under these Agreements and is included in operating expenses in the accompanying consolidated statements of operations. In addition, Microphase advanced $418,750 for the three months ended September 30, 2002.

         The Company is obligated to pay a 3% royalty to Microphase on revenues from its proprietary Traverser(TM) Digital Video and Data Delivery System and DSL component products. The three months ended September 30, 2001 and 2002, mPhase recorded royalties to Microphase totaling $16,409 and $6,302, respectively. For the year ended June 30, 2002, in consideration for a direct investment of $100,000 and pursuant to debt conversion agreements, Microphase received 2,900,000 shares of mPhase common stock and 2,200,000 warrants to purchase mPhase common stock. Subsequent to September 30, 2002, the Company issued 3,033,333 shares of its Common Stock in settlement of all amounts outstanding and due to Microphase through September 30, 2002. For accounting purposes these have been reflected as of September 30, 2002.

         As a result of the foregoing transactions as of September 30, 2002, the Company had no amounts payable to Microphase. Additionally, at September 30, 2002, approximately $142,000 of undelivered purchase orders remain outstanding to Microphase.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2. RELATED PARTY TRANSACTIONS (CONTINUED)

         The Company purchases products and incurs certain research and development expenses with Janifast Ltd., which is owned by U.S. Janifast Holdings, Ltd., a company in which three Directors of mPhase are significant shareholders, in connection with the manufacturing of POTS Splitter shelves and component products including cards and filters sold by the Company. For the year ended June 30, 2002, pursuant to debt conversion agreements, Janifast Ltd. received 3,450,000 shares of mPhase common stock and 1,200,000 warrants to purchase the Company's common stock. Subsequent to September 30, 2002, the Company issued 1,500,000 shares of its Common Stock in settlement of all amounts outstanding and due to Janifast Ltd. through September 30, 2002. For accounting purposes these have been reflected as of September 30, 2002. During the three months ended September 30, 2001 and 2002 and the period from inception (October 2, 1996 to September 30, 2002) $332,363, $0 and $10,698,480, respectively have been charged to inventory or expense and is included in operating expenses in the accompanying statements of operations. Additionally, at September 30, 2002, approximately $1,614,000 of undelivered purchase orders remain outstanding to Janifast Ltd.

         As consideration for a letter of settlement with a former consultant of mPhase, the Company had loaned the former consultant $250,000 in the form of a Note ("Note"), secured by 75,000 shares of the former consultants common stock of mPhase. The Note was due April 7, 2001. Accordingly, during the year ended June 30, 2001 and 2002, the Company charged $212,500 and $20,250, respectively, to administrative expense as a result of impairment of the Note. At September 30, 2002, the Company has included the residual balance of $17,250, representing the estimated fair value of the underlying stock, in long-term assets in the accompanying consolidated balance sheet.

         Effective March 31, 2002, the Company converted $420,872 of liabilities due to Piper Rudnick LLP, outside legal counsel to mPhase into a warrant to purchase up to a total of 1,683,490 shares of the Company's common stock, which pursuant to EITF 96-18, has an approximate value of $.30 per share; and a warrant to purchase 550,000 shares of the Company's common stock at an exercise price of $.30 per share pursuant to the terms of payment agreement. In addition Piper agreed to accept a Promissory note for $420,872 of current payables at an interest rate of 8% with payments of $5,000 per month commencing June 1, 2002 and continuing through December 1, 2003, with a final payment of principal plus accrued interest due at maturity on December 31, 2003.

3. INVENTORIES

         Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists mainly of the Company's POTS Splitter shelves and cards. At September 30, 2002 inventory is comprised of the following:

     Raw materials                                          $  266,748
     Work in progress                                        1,037,987
     Finished goods                                          3,124,466
                                                           ------------

     Total                                                   4,429,201
     Less:  Reserve for Obsolescence                        (1,247,175)
                                                           ------------

     Net Inventory                                         $ 3,182,026
                                                           ===========

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

         Utilization of net operating losses generated through September 30, 2002 may be limited due to changes in ownership that have occurred.

5. ACCRUED EXPENSES

         Accrued expenses representing accrued general and administrative expenditures were $673,065 for June 30, 2002 and $671,818 for September 30, 2002.

6. JOINT VENTURE

         In March 2000, mPhase acquired a 50% interest in mPhaseTelevision.Net pursuant to a Joint Venture Agreement (the "Agreement") for $20,000. The agreement stipulates for mPhase's joint venture partner, AlphaStar International, Inc., ("Alphastar"), to provide mPhaseTelevision.Net right of first transmission for its transmissions including MPEG-2 digital satellite television. In addition, in March 2000, mPhase loaned the joint venture $1,000,000 at 8% interest per annum. The loan is repayable to the Company from equity infusions to the subsidiary, no later than such time that mPhaseTelevision.Net qualifies for a NASDAQ Small Cap Market Listing. During April 2000, the Company acquired an additional 6.5% interest in mPhaseTelevision.Net for $1,500,000.

         During the three months ended September 30, 2001 and ended September 30, 2002, mPhaseTelevision.Net, Inc., was charged $35,608 and $0, respectively for fees and costs by its joint venture partner and its affiliates.

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

7. EQUITY TRANSACTIONS

         During the three months ending September 30, 2002, the Company granted 200,000 shares of its common stock to consultants for services performed. Additionally, effective for the three months ended September 30, 2002, the Company issued 4,873,333 shares of the Company's Common Stock and 2,491,800 warrants in connection with the extinguishments of debt.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8. DEBT EXTINGUISHMENTS

         Effective for the three months ending September 30, 2002, pursuant to debt conversion agreements, the Company converted the $1,566,242 of liabilities due to certain strategic vendors and related parties into 4,873,333 shares of the Company's common stock, and 2,491,800 warrants which resulted in a gain of $40,725.

9. COMMITMENTS AND CONTINGENCIES

         The Company has entered into various agreements with Georgia Tech Research Corporation ("GTRC"), pursuant to which the Company receives technical assistance in developing the commercialization of its Digital Video and Data Delivery System (DVDDS). The amounts incurred by the Company for GTRC technical assistance with respect to its research and development activities and included in the accompanying consolidated statement of operations for the three months ending September 30, 2001 and 2002 and for the period from inception through September 30, 2002 totaled approximately $250,000, $100,000 and $13,524,300, respectively.

         If and when sales commence utilizing this particular technology, the Company will be obligated to pay to GTRC a royalty of up to 5% of product sales, as defined.

         From time to time, the Company may be involved in various legal proceedings and other matters arising in the normal course of business. The Company currently has no material outstanding legal proceedings.

10. Subsequent Events

         On October 11, 2002, the Company entered into, subject to the Company's and the counter parties respective board of director's approval, an agreement in principle with the Company's officers and affiliates, including Janifast Ltd. and Microphase Corporation, to convert up to an amount equal to the unpaid compensation and accounts payable through September 30, 2002. The Company issued warrants to purchase 2,491,800 shares of the Company's common stock at an exercise price of $.01, valued at $480,917, or $.193 per share, for the cancellation of unpaid compensation due to officer's, effective October 14, 2002, and 4,533,333 shares of its common stock for the conversion of $980,000 due to related parties, effective October 14 and 15, 2002. The Company's board of director's approved these transactions on October 30, 2002 and the warrants and shares were issued on November 11 and 12, 2002. For accounting purposes, these debt conversions were reflected in the balance sheet as of September 30, 2002.

         The Company entered into a memorandum of intention with Georgia Tech Research Corporation, (GTRC), and its affiliate, Georgia Tech Applied Research Corporation, (GTRAC), on October 14, 2002, which memorandum was revised on November 12, 2002 and is subject to the approval of the respective board of directors of the parties thereto and the exchange of mutual releases. The memorandum provides for the settlement of any and all amounts outstanding to GTRC and GTRAC through September 30, 2002, in consideration for the issuance of warrants to purchase 4,500,000 shares, at an exercise price of $.01 and 2,000,000 shares at an exercise price of $.30 of the Company's common stock through 2007 and two term notes totaling $624,235 with interest at 7% and varied payments through 2007. In the accompanying balance sheet for September 30, 2002 the Company has reclassified $624,235 and $1,211,249 of accounts payable and accrued expenses due to GTRC and GTRAC to long term debt and other liabilities for the amounts expected to be converted to notes payable and equity, respectively.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ITEM 2  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITIONS AND RESULTS OF
        OPERATIONS

         The following is management's discussion and analysis of certain significant factors, which have affected mPhase's financial position and should be read in conjunction with the accompanying financial statements, financial data, and the related notes.

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

RESULTS OF OPERATIONS

OVERVIEW

         mPhase is a development-stage company that has designed, patented and is currently engaged in the commercialization of the Company's primary product, the Traverser(TM). The Company believes that the Traverser(TM) provides a unique "turnkey" broadband equipment solution that enables telephone companies to deliver real-time digital television programming, high-speed Internet and voice service over existing copper telephone lines. The Company believes that the Traverser(TM) will, in many instances, provide the most cost effective, reliable and scaleable solution for many telephone companies to provide a comprehensive suite of bundled or unbundled services, utilizing Asymmetric Digital Subscriber Line, or ADSL technology. mPhase also manufactures and sells POTS Splitters Shelves and other related DSL component products, which are currently being deployed by telephone companies both in the United States and abroad.

         mPhase was organized on October 2, 1996. On February 17, 1997, the Company acquired Tecma Laboratories, Inc., a public corporation in a reverse merger transaction. This resulted in the Company's stock becoming publicly traded on the NASDAQ Over-the-Counter Bulletin Board. On June 25, 1998, the Company acquired Microphase Telecommunications, Inc. in a stock for stock exchange, whose principal assets included patents and patent applications utilized in the Company's Traverser(TM) product. On March 2, 2000, mPhase acquired an interest in mPhaseTelevision.Net, Inc., a joint venture organized to provide digital television programming content to service providers deploying television over DSL.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         From mPhase's inception, the operating activities related primarily to research and development, establishing third-party manufacturing and distribution relationships and developing product brand recognition among telecommunications service providers. These activities included establishing trials and field tests of the Traverser(TM) product with Hart Telephone Company in Georgia, and establishing a core administrative and sales organization.

         Revenues. To date, all material revenues have been generated from sales of the POTS Splitter Shelves and other DSL component products to a small number of telecommunications companies. mPhase believes that future revenues are difficult to predict because of the length and variability of the commercial roll-out of the Traverser(TM) to various telecommunications service providers. Since the Company believes that there may be a significant international market for the Traverser(TM) involving many different countries, with different regulations, certifications and commercial practices than the United States, future revenues are highly subject to the changing variables and uncertainties. Additionally, the recent instability of the telecommunications market evidenced by reduction in capital spending across the whole telecom sector contributes to our difficulty in accurately predicting future revenues.

         Cost of revenues. The costs necessary to generate revenues from the sale of POTS Splitter Shelves and other related DSL component products include direct material, labor and manufacturing. mPhase paid these costs to Janifast Ltd., which has facilities in the People's Republic of China and is owned by and managed by certain senior executives of the Company. The cost of revenues also includes certain royalties paid to Microphase Corporation, a privately held corporation organized in 1955, which shares certain common management with the Company. Costs for future production of the Traverser(TM) product will consist primarily of payments to manufacturers to acquire the necessary components and assemble the products and future patent royalties payable to Georgia Tech Research Corporation, ("GTRC").

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

THREE MONTHS ENDED SEPTEMBER 30, 2002 VS. SEPTEMBER 30, 2001

REVENUE

         Total revenues were $210,077 for the three months ended September 30, 2002 compared to $537,008 for the three months ended September 30, 2001. The decrease was primarily attributable to slowing sales of the Company's POTS Splitter product line, caused by the general downturn in the telecommunications market, including among customers that order component products from the Company. The Company continues to believe that its line of POTS Splitter products is positioned to be competitively priced with high reliability and connectivity, and as such has the potential to be a significant part of DSL deployment worldwide. The Company cannot say when the demand for telecommunication equipment will resume.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
COST OF REVENUES

         Cost of sales was $197,319 for the three months ending September 30, 2002 as compared to $456,699 in the prior period, representing 94% and 85%, for the quarters ended September 30, 2002 and 2001 respectively, of gross revenues. The margins have varied dramatically as spending among the telecommunications providers has contracted, coupled with downward pressures related to the supply and demand of telecommunications products. Additionally, the Company has offered discounts to certain customers in the period ended September 30, 2002 causing the margin to decrease.

RESEARCH AND DEVELOPMENT

         Research and development expenses were $803,294 for the three months ending September 30, 2002 as compared to $1,111,416 during the comparable period in 2001. Such expenditures include $100,000 incurred with GTRC for the three months ended September 30, 2002 as compared to $250,000 during the comparable period in 2001. In addition, we incurred $703,294 with Microphase and additional expenses with other strategic vendors for the three months ending September 30, 2002 as compared to $861,416 during the comparable period in 2001.

         The decrease in research expenditures incurred with GTRC is due to the Company's nearing completion of the design and manufacture of prototypes of the set top box and the central office equipment associated with its Traverser(TM) product in 2002.

         Research expenditures incurred with Microphase were related to the continuing development of the Company's DSL component products, including the Company's line of POTS Splitters and Microfilters and the Company's newest products, the iPOTS(TM) and the mPhase Stretch. We believe the mPhase iPOTS(TM) offers a much needed solution for the DSL industry; the iPOTS(TM) enables telcos to remotely and cost-effectively perform loop management and maintenance including line testing, qualification and troubleshooting. Prior to the introduction of the iPOTS(TM), loop management could not be remotely performed through a conventional POTS Splitter without the use of expensive cross connects or relay banks because of the mandatory DC blocking capacitors in traditional POTS splitters, as required by the ITU, ANSI and ETSI. The unique (patent pending) iPOTS(TM) circuit allows most test heads to perform both narrow and wideband testing of the local loop through the central office POTS Splitter without having to physically disconnect the POTS Splitter, thereby eliminating the need to dispatch personnel and a truckroll. The Company anticipates future demand for this product, as it significantly reduces the cost of deploying and maintaining DSL services. Also recently developed is the DSL loop extender product called mPhaseStretch. This product extends the service distance for the mPhase Traverser(TM) and can be used in conjunction with other DSL services. The Company anticipates future demand for the Stretch loop extender product as it addresses a primary issue in DSL services.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were $870,262 for the three months ending September 30, 2002 down from $2,644,088 for the comparable period in 2001. The decrease in the selling, general and administrative costs included a decrease of non-cash charges relating to the issuance of common stock and options to consultants, which totaled $203,780 for the three months ended September 30, 2002 as compared to $942,355 during the comparable period in 2001.

NET LOSS

         The Company recorded a net loss of $1,792,057 for the three months ended September 30, 2002 as compared to a loss of $4,063,333 for the three months ended September 30, 2001. This represents a loss per common share of $.03 for the three month period ended September 30, 2002 as compared to a loss per common share of $.10 for the three months ending September 30, 2001 based upon weighted average common shares outstanding of 60,881,131 and 42,037,506 during the periods ending September 30, 2002 and September 30, 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2002 mPhase had working capital deficit of $124,676 as compared to working capital of $399,321 at June 30, 2002. Through September 30, 2002, the Company had incurred development stage losses totaling approximately $103,158,343. At September 30, 2002, the Company had approximately $4,125 of cash, cash equivalents and approximately $118,836 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) the successful wide scale development, deployment and marketing of its products.

         Historically, mPhase has funded its operations and capital expenditures primarily through private placements of common stock. Management expects that its ongoing financial needs will be provided by financing activities and believes that the sales of its line of POTS Splitter products and other related DSL component products will provide some offset to cashflow used in operations, although there can be no assurance as to the level and growth rate of such sales in future periods as seen with quarter to quarter fluctuations in component sales. At September 30, 2002, the Company had cash and cash equivalents of $4,125 compared to $47,065 at June 30, 2002, accounts receivable of $118,836 and inventory of $3,182,026. This compared to $273,780 of accounts receivable and $3,342,716 of inventory at June 30, 2002.

         Cash used in operating activities was $431,993 during the three months ending September 30, 2002. The cash used by operating activities principally consists of the net loss, the net decrease in inventory, the net decrease in accounts receivable offset by the increase in depreciation and amortization, and by non-cash charges for common stock options and warrants issued for services and increased accrued expenses.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The Company has entered into various agreements with GTARC, pursuant to which the Company receives technical assistance in developing the Digital Video and Data Delivery System. The Company has incurred expenses in connection with technical assistance from GTARC totaling approximately $250,000, $100,000, for the three month period ending September 30, 2001 and 2002, respectively, and $13,524,300 from the period from inception through September 30, 2002. The Company and GTRC entered into a Memorandum of Intent, on October 14, 2002 and revised on November 12, 2002, which would result in the settlement of all amounts outstanding and the exchange of mutual releases in consideration for two term Notes totaling $624,235 with varied payments through 2007 and warrants to purchase shares of the Company's common stock through 2007. mPhase is the sole, worldwide licensee of the technology developed by GTARC in conjunction with the Traverser(TM) product line. Upon completion of the commercial product, GTRC may receive a royalty of up to 5% of product sales.

         During the three months ending September 30, 2002, certain strategic vendors and related parties converted approximately $1,566,000 of accounts payable and accrued expenses into 4,813,333 shares of the Company's common stock and 2,491,800 warrants.

         As of September 30, 2002, mPhase had no material commitments for capital expenditures.

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

     The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2003 and continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to the following:

     1) We intend to continue to invest in technology and telecommunications hardware and software in connection with the full commercial production of the cost-reduced version of the Traverser(TM). Since we have strategically determined that the cost to a prospective telco to build a master head end is substantially reduced owing to new developments in technology, we have decided that mPhaseTV no longer requires access to a satellite uplink facility. Thus the amount of capital necessary to fund mPhaseTV and mPhase has been substantially reduced.

     2) We continue our efforts to raise additional funds through private placements of our common stock and strategic alliances, the proceeds of which are required to fund continuing expenditures and the controlled development stage rollout of our Traverser(TM) Digital Video and Data Delivery System. However, there can be no assurance that mPhase will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when needed or at terms that we deem to be reasonable.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         We have evaluated our cash requirements for fiscal year 2003 based upon certain assumptions, including our ability to raise additional financing and increased sales of our POTS splitter. The Company anticipates that it will need to raise additional monies primarily in private placements of its common stock with accredited investors, and/or a Rights Offering to all of the Company's current shareholders during the fiscal year which will end June 30, 2003, or alternatively we will need to curtail certain expenses as incurred at the present levels including marketing and research and development expenses. Additional investment in technology design to reduce the cost of the Traverser(TM) will be necessary over the next 12 months. In the long-term, the Company may invest additional funds annually on research and development of the Traverser(TM) product line based upon sales levels, changes to technology and the overall success of the Company attaining sufficient financing until such time as it achieves profitable operations.

         Should these cash flows not be available to us, we believe we would have the ability to revise our operating plan and make certain further reductions in expenses, so that our resources available at June 30, 2002, plus financing to be secured during fiscal year 2003, and expected POTS splitter revenues, will be sufficient to meet our obligations until the end of fiscal year 2003. We have continued to experience operating losses and negative cash flows. To date, we have funded our operations with a combination of component sales debt conversions with related parties and strategic vendors, and private equity offerings. Management believes that we will be able to secure the necessary financing in the short-term to fund our operations into our next fiscal year. However, failure to raise additional funds, or generate significant cash flows through revenues, could have a material adverse effect on our ability to achieve our intended business objectives.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

         The Company's chief executive officer and chief financial officer have evaluated the controls and procedures within 90 days of the filing date of this quarterly report and concluded that the Company's disclosure controls and procedures were effective. There were no significant changes in the Company's internal controls subsequent to the date of the evaluation by such officers.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         mPhase was advised in April 2002 that following an investigation by the staff of the Securities and Exchange Commission, the staff intended to recommend that the Commission file a civil injunctive action against Packetport.com, Inc. ("Packetport") and its Officer's and Directors. Such recommendation related to alleged civil violations by Packetport and such Officers and Directors of various sections of the Federal Securities Laws. The staff has alleged civil violations of Sections 5 and 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(d) of the Securities Exchanges Act of 1034. As noted in other public filings of mPhase, the CEO and COO of mPhase also serve as Directors and Officers of Packetport. At that time these persons advised mPhase that they deny any violation of law on their part and intend to vigorously contest such recommendation or action, if any. To date no action has been filed against Packetport, its Officers or Directors. mPhase is not named as a party in connection with this matter.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         From time to time mPhase may be involved in various legal proceedings and other matters arising in the normal course of business.

ITEM 2. CHANGES IN SECURITIES

                  Effective for the three month period ended September 30, 2002 the Company issued the following unregistered securities:

                  During the three months ending September 30, 2002, the Company granted 200,000 shares of its common stock to consultants for services performed. Additionally, effective for the three months ended September 30, 2002, the Company issued 4,873,333 shares of the Company's Common Stock and 2,491,800 warrants in connection with the extinguishments of debt.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5. OTHER INFORMATION

                  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (a) EXHIBITS.

                  None.

                  (b) Reports on Form 8-K.

                      Reported August 14, 2002, Notification of delay in Shareholders Rights Offering.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                               mPHASE TECHNOLOGIES, INC.



Dated: November 13, 2002                        By: /s/ RONALD A. DURANDO
                                                    --------------------------
                                                    Ronald A. Durando
                                                    President, CEO


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Necdet F. Ergul Chairman of the Board                         November 13, 2002
Ronald A. Durando Chief Executive Officer, Director           November 13, 2002
Gustave T. Dotoli Chief Operating Officer, Director           November 13, 2002
Martin S. Smiley Chief Financial Officer                      November 13, 2002
Anthony Guerino, Director                                     November 13, 2002
Abraham Biderman, Director                                    November 13, 2002
Michael McInerney, Director                                   November 13, 2002
David Klimek, Director                                        November 13, 2002
                            mPHASE TECHNOLOGIES, INC.


     Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


         I, Ronald A. Durando, President and Chief Executive Officer (principal executive officer) of mPhase Technologies, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2002 of the Registrant (the "Report"):

         (1) The Report fully complies with the requirements of Section 13(a)[15(d)] of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


/s/ Ronald A. Durando
-------------------------------------------
Name:  Ronald A. Durando
       President and Chief Executive Officer


Date: November 13, 2002
                            mPHASE TECHNOLOGIES, INC.

               Certification of Procedures Followed in Connection
                     with Sarbanes-Oxley Act Certification


         The undersigned, the Chief Executive Officer of mPhase Technologies Inc., a New Jersey Corporation (the "Company") hereby certifies, for purposes of documenting the steps followed by the officer in connection with the execution and delivery to the Securities and Exchange Commission of the attached certification, as follows:

         (1) I reviewed in detail the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002(the "Report") shortly before the certification was provided.

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

         (5) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (6) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (7) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any correction actions with regard to significant deficiencies and material weaknesses.

         (8) As a result of the foregoing procedures, I concluded that, to the best of my knowledge, I was able to provide the certification without exception.

         I have executed this certification as of the 11th day of November 2002.



/s/ Ronald A. Durando
--------------------------------
Name: Ronald A. Durando
Chief Executive Officer
                            mPhase Technologies Inc.

               Certification of Procedures Followed in Connection
                     with Sarbanes-Oxley Act Certification

         The undersigned, Chief Financial Officer of mPhase Technologies Inc., a New Jersey Corporation (the "Company") hereby certifies, for purposes of documenting the steps followed by the officer in connection with the execution and delivery to the Securities and Exchange Commission of the attached certification, as follows:

         (1) I reviewed in detail the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, (the "Report") shortly before the certification was provided.

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

         I have executed this certification as of the 11th day of November 2002.

/s/ Martin S. Smiley
----------------------------
Name: Martin S. Smiley
Chief Financial Officer