Form 10-Q
period 2002-12-31
MPHASE TECHNOLOGIES INC
filed 2003-02-14
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED DECEMBER 31, 2002

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

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF February 12, 2003 IS 65,932,341 SHARES, ALL OF ONE CLASS OF $.01 STATED VALUE COMMON STOCK.

Back to Contents

mPHASE TECHNOLOGIES, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

	Consolidated Balance Sheets–June 30, 2002 and December 31, (Unaudited)	1

	Unaudited Consolidated Statements of Operations–Three months ended December 31, 2001 and 2002 and from October 2, 1996 (Date of Inception) to December 31, 2002	2

	Unaudited Consolidated Statements of Operations–Six months ended December 31, 2001 and 2002 and from October 2, 1996 (Date of Inception) to December 31, 2002	3

	Unaudited Consolidated Statement of Changes in Shareholders’ Deficit Six months ended December 31, 2002	4

	Unaudited Consolidated Statements of Cash Flows–Six Months Ended December 31, 2001 and 2002 and from October 2, 1996 (Date of Inception) to December 31, 2002	5

	Notes to Unaudited Consolidated Financial Statements	6–13

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Condition and Results of Operations	14-23

ITEM 3	Quantitative and Qualitative Disclosures about market risk	24

ITEM 4	CONTROLS AND PROCEDURES	24

PART II	OTHER INFORMATION	25

Item 1.	Legal Proceedings	25

Item 2.	Changes in Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits on Reports on Form 8–K	25

Signature Page		26

Certifications		27-31

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	June 30, 2002	December 31, 2002

		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$47,065	$9,913
Accounts receivable, net of bad debt reserve of $2,906 in each period	273,780	342,639
Inventories, net	3,342,716	2,712,479
Prepaid expenses and other current assets	830,589	116,015

Total Current Assets	4,494,150	3,181,046

Property and equipment, net	1,742,186	1,201,856
Patents and licensing rights, net	685,349	409,964
Other Assets	20,830	18,135

TOTAL ASSETS	6,942,515	4,811,001

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	2,819,245	2,677,609
Accrued expenses	673,065	657,836
Due to related parties	35,000	537,420
Notes payable, current	353,339	752,121
Deferred revenue	214,180	214,180

TOTAL CURRENT LIABILITIES	4,094,829	4,839,166

Long-term debt, net of current portion	1,014,218	609,990
Other Liabilities	1,211,249	1,211,249
Other Liabilities, related parties	665,068	–

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY

Common stock, stated value $.01, 150,000,000 shares
authorized; 60,807,508 and 65,932,341 shares
issued and outstanding at June 30, 2002 and
December 31, 2002, respectively	608,075	659,323
Additional paid in capital	100,751,284	102,286,928
Deferred compensation	(23,923)	–
Deficit accumulated during development stage	(101,366,286)	(104,787,682)
Unrecognized capital losses	(4,026)	–
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)

TOTAL STOCKHOLDERS’ DEFICIT	(42,849)	(1,849,404)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,942,515	$4,811,001

The accompanying notes are an integral part of these consolidated balance sheets.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,		October 2, 1996 (Date of Inception) December 31,
	2001	2002	2002

REVENUES	$545,546	$561,760	$14,157,893

COSTS AND EXPENSES
Cost of Sales	530,413	546,711	9,095,588
Research and development
(including non-cash stock
related charges of $17,325,
$262,500, and $1,966,424, respectively)	1,257,014	752,848	32,364,916
General and Administrative
(including non-cash stock
related charges of $761,897, $256,655,
and $20,706,772, respectively)	1,470,908	729,993	48,728,685
Depreciation and amortization	209,377	128,652	2,510,993
Non-cash charges for stock based compensation	170,251	1,403	25,089,095

TOTAL COSTS AND EXPENSES	3,637,963	2,159,607	117,789,277

LOSS FROM OPERATIONS	(3,092,417)	(1,597,847)	(103,631,384)

OTHER INCOME (EXPENSE):
Gain on extinguishments	5,321	–	182,960
Minority interest loss in consolidated subsidiary	–	–	20,000
Capital losses	–	(16,077)	(16,077)
Loss from unconsolidated subsidiary	–	–	(1,466,467)
Interest Income (expense), net	(1,471)	(15,414)	123,286

TOTAL OTHER INCOME (EXPENSE)	3,850	(31,491)	(1,156,298)

NET LOSS	$(3,088,567)	$(1,629,338)	$(104,787,682)

LOSS PER COMMON SHARE, basic and diluted	$(.07)	$(.03)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, basic and diluted	44,645,458	65,914,466

The accompanying notes are an integral part of these consolidated balance sheets.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Six Months Ended December 31,		October 2, 1996 (Date of Inception) December 31,
	2001	2002	2002

REVENUE	$1,082,554	$771,837	$14,157,893

COSTS AND EXPENSES
Cost of Sales	987,112	744,030	9,095,588
Research and development (including non-cash stock related charges of $185,095, $306,250, and $1,966,424, respectively)	2,368,430	1,556,142	32,364,916
General and Administrative (including non-cash stock related charges of $1,704,252, $460,435, and $20,706,772, respectively)	4,114,996	1,600,255	48,728,685
Depreciation and amortization	402,456	259,381	2,510,993
Non-cash charges for stock based compensation	387,751	23,923	25,089,095

TOTAL COSTS AND EXPENSES	8,260,745	4,183,731	117,789,277

LOSS FROM OPERATIONS	(7,178,191)	(3,411,894)	(103,631,384)

OTHER INCOME (EXPENSE):
Gain on extinguishments	37,849	40,724	182,960
Minority interest loss in consolidated subsidiary	–	–	20,000
Loss from unconsolidated subsidiary	–	–	(1,466,467)
Capital losses	–	(16,077)	(16,077)
Interest Income (expense), net	(11,558)	(34,149)	123,286

TOTAL OTHER INCOME (EXPENSE)	26,291	(9,502)	(1,156,298)

NET LOSS	$(7,151,900)	$(3,421,396)	$(104,787,682)

LOSS PER COMMON SHARE, basic and diluted	$(.17)	$(.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	43,306,699	63,397,799

The accompanying notes are an integral part of these consolidated balance sheets.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Changes in
Shareholders’ Deficit (unaudited)

	Shares	$.01 Stated Value	Treasury Stock	Additional Paid-in Stock	Deferred Compensation	Accumulated Deficit	Comprehensive Loss	Total Shareholders (Deficit) Equity

Balance June 30, 2002	60,807,508	$608,075	$(7,973)	$100,751,284	$(23,923)	$(101,366,286)	($4,026)	$(42,849)
Issuance of Common stock for services	251,500	2,515	–	58,860	–	–	–	61,375
Amortization of deferred employee stock option compensation	–	–	–	–	23,923	–	–	23,923
Issuance of common stock in settlement of debt	340,000	3,400	–	61,200	–	–	–	64,600
Issuance of warrants to certain Officers in settlement of debt	–	–	–	480,917	–	–	–	480,917
Issuance of Common stock in settlement of debt to related parties	4,533,333	45,333	–	934,667	–	–	–	980,000
Net Loss	–	–	–	–	–	(3,421,396)	–	(3,421,396)
Other Comprehensive Loss	–	–	–	–	–	–	4,026	4,026

Balance, December 31,2002	65,932,341	$659,323	$(7,973)	$102,286,928	$–	$(104,787,682)	$–	$(1,849,404)

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended December 31,		October 2, 1996 (Date of Inception) to December 31,
	2001	2002	2002

Cash Flow From Operating Activities:
Net Loss	$(7,151,900)	$(3,421,396)	$(104,787,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	873,763	753,433	4,921,620
Realized and unrealized losses	–	16,077	16,077
Book Value of fixed assets disposed	–	–	74,272
Provision for doubtful accounts	–	–	32,124
Gain on debt extinguishments	(37,849)	(40,725)	(182,961)
Loss on unconsolidated subsidiary	–	–	1,466,467
Impairment of note receivable	–	–	232,750
Non-cash charges relating to issuance of common stock, common stock options and Warrants	2,277,098	790,608	47,800,370
Changes in assets and liabilities:
Accounts receivable	235,917	(68,859)	(374,763)
Inventories	(269,532)	630,237	(2,712,479)
Prepaid expenses and other current assets	103,907	40,792	(526,005)
Other non-current assets	75,000	2,695	(885)
Accrued expenses	583,993	(15,229)	2,000,356
Due to/from related parties	1,890,770	662,818	4,941,857
Receivables from Subsidiary	–	–	(150,000)
Deferred revenue	214,180	–	214,180

Net cash used in operating Activities	(1,411,917)	(621,017)	(43,023,712)

Cash Flow from Investing Activities:
Payments related to patents and licensing rights	(5,950)	–	(375,720)
Purchase of marketable securities	–	(36,594)	(36,594)
Proceeds from the sale of marketable securities	–	36,765	36,765
Purchase of fixed assets	(31,445)	–	(2,463,800)

Net Cash (used)/provided by investing activities	(37,395)	171	(2,839,349)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock and exercises of options and warrants	1,677,200	–	45,417,444
Payments of notes payable	–	(39,596)	(159,787)
Advances from related parties	–	623,290	623,290
Repurchase of treasury stock at cost	––	–	(7,973)

Net cash provided by financing activities	1,677,200	583,694	45,872,974

Net increase (decrease) in cash	227,888	(37,152)	9,913
CASH AND CASH EQUIVALENTS, beginning of period	31,005	47,065	–

CASH AND CASH EQUIVALENTS, end of period	$258,893	$9,913	$9,913

The accompanying notes are an integral part of these consolidated balance sheets.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS–mPhase Technologies, Inc. (the “Company”) was organized on October 2, 1996. On February 17, 1997, the Company acquired Tecma Laboratories, Inc. (“Tecma”) in a transaction accounted for as a reverse merger. On June 25, 1998, the Company acquired Microphase Telecommunications, Inc. (“MicroTel”), through the issuance of 2,500,000 shares of its common stock in exchange for all the issued and outstanding shares of MicroTel. The assets acquired in this acquisition were patents related to the mPhase line of DSL component products (e.g., POTS Splitters) and patent applications utilized in the Company’s proprietary Traverser™ Digital Video Data Delivery System (“Traverser”).

     The primary business of the company is to design, develop, manufacture and market high band-width telecommunication products incorporating digital subscriber line (“DSL”) technology. The present activities of the Company are focused (a) upon cost reduction and enhancement of its proprietary Traverser™ product under an Agreement with Lucent Technologies, Inc. and (b) deployment of the Traverser product. The Traverser enables telecommunications service providers to simultaneously deliver MPEG2 digital quality television (utilizing non-internet protocol), high-speed Internet and voice over copper telephone wire utilizing DSL technology. Additionally, the Company sells DSL component products which includes microfilters, splitters, and line extenders.

     The Company is in the development stage, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” and its present activities are focused on the commercial deployment of its proprietary Traverser™ and associated DSL component products. Since mPhase is in the development stage, the accompanying consolidated financial statements should not be regarded as typical for normal operating periods.

     BASIS OF PRESENTATION–The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ending December 31, 2002 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10–K for the year ended June 30, 2002.

     Through December 31, 2002, the Company had incurred cumulative (a) development stage losses totaling approximately $104,787,682 and (b) negative cash flow from operations equal to $43,023,712. At December 31, 2002, the Company had approximately $9,913 of cash, cash equivalents and approximately $342,639 of trade receivables to fund short–term working capital requirements. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

     USE OF ESTIMATES–The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     RECLASSIFICATIONS–Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation.

     LOSS PER COMMON SHARE, BASIC AND DILUTED – The Company accounts for net loss per common share in accordance with the provisions of SFAS No. 128, “EARNINGS PER SHARE”. (“EPS”). SFAS No. 128 requires the disclosure of the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS for all periods presented since their affect is antidilutive.

     RESEARCH AND DEVELOPMENT–Research and development costs are charged to operations as incurred.

     REVENUE RECOGNITION–All revenue included in the accompanying consolidated statements of operations for all periods presented relates to sales of mPhase’s line of POTS Splitter products and other related DSL component products. As required, the Company adopted the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which provides guidance on applying generally accepted accounting principles to revenue recognition based on the interpretations and practices of the SEC. The Company recognizes revenue for its line of POTS Splitter products and other DSL component products at the time of shipment, at which time, no other significant obligations of the Company exist, other than normal warranty support. In addition, the Company includes costs of shipping and handling billed to customers in revenue and the related expenses of shipping and handling costs is included in cost of sales.

     RECENT ACCOUNTING PRONOUNCEMENTS–In July 2001, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company was required to adopt SFAS No. 142 effective July 1, 2002 and has done so. The adoption of SFAS No. 141 has had no effect on the Company’s results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long–Lived Assets”. This statement addresses financial accounting and reporting for the impairment or disposal of long–lived assets. SFAS No. 144 supersedes SFAS No 121, “Accounting for the Impairment of Long–Lived Assets and for Long–Lived Assets to be Disposed of”, and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and as such became applicable to the Company effective July 1, 2002. The adoption of SFAS No. 144 has not resulted in any adjustments to the carrying values of the Company’s Long Lived Assets.

     In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” which rescinds SFAS No. 4 and No. SFAS 44 and SFAS No. 64, which relates to circumstances whereby the Company would determine when settlement of debt or other liabilities would be considered extraordinary or recurring. The Company has adopted the relevant provisions of SFAS 145 and that adoption of SFAS No. 145 has not had a material effect on the Company’s results of operations of financial position.

STATEMENT OF CASH FLOW SUPPLEMENTAL INFORMATION

	December 31, 2001	December 31, 2002

Interest paid	$11,558	$6,684

Taxes Paid	$–	$–

2.  RELATED PARTY TRANSACTIONS

     mPhase’s President, Chief Operating Officer and Chairman of the Board of the Company are also employees of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month–to–month basis. In July 1998, the office space agreement was revised to

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  RELATED PARTY TRANSACTIONS (CONTINUED)

$10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340, and in July 2002 to $12,200 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development assistance.

     Microphase also charges fees for specific projects on a project–by–project basis. During the six months ended December 31, 2001 and 2002 and for the period from inception (October 2, 1996) to December 31, 2002, $494,468, $1,097,582, and $7,674,006, respectively, have been charged to expense or inventory under these Agreements and is included in operating expenses in the accompanying consolidated statements of operations. In addition, Microphase advanced $623,290 for the six months ended December 31, 2002.

     The Company is obligated to pay a 3% royalty to Microphase on revenues from its proprietary Traverser™ Digital Video and Data Delivery System and DSL component products. The six months ended December 31, 2001 and 2002, mPhase recorded royalties to Microphase totaling $33,520 and $22,948, respectively. For the year ended June 30, 2002, in consideration for a direct investment of $100,000 and pursuant to debt conversion agreements, Microphase received 2,900,000 shares of mPhase common stock and 2,200,000 warrants to purchase mPhase common stock. Effective for September 30, 2002, the Company issued 3,033,333 shares of its common stock in settlement of $620,000 of amounts outstanding and due to Microphase through September 30, 2002.

     As a result of the foregoing transactions as of December 31, 2002, the Company had $469,987 payable to Microphase, which is included in amounts due to related parties in the accompanying consolidated balance sheet. Additionally, at December 31, 2002, approximately $142,000 of undelivered purchase orders remain outstanding to Microphase.

     The Company purchases products and incurs certain research and development expenses with Janifast Ltd., which is owned by U.S. Janifast Holdings, Ltd., a company in which three directors of mPhase are significant shareholders, in connection with the manufacturing of POTS Splitter shelves and component products including cards and filters sold by the Company. For the year ended June 30, 2002, pursuant to debt conversion agreements, Janifast Ltd. received 3,450,000 shares of mPhase common stock and 1,200,000 warrants to purchase the Company’s common stock. Effective for September 30, 2002, the Company issued 1,500,000 shares of its common stock in settlement of $360,000 of amounts outstanding and due to Janifast Ltd. through September 30, 2002. During the six months ended December 31, 2001 and 2002 and the period from inception (October 2, 1996) to December 31, 2002, $994,746, $132,465 and $10,830,945, respectively have been charged to inventory or expense and is included in operating expenses in the accompanying statements of operations.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  RELATED PARTY TRANSACTIONS (CONTINUED)

As a result of the foregoing transactions as of December 31, 2002, the Company had $16,849 payable to Janifast, which is included in amounts due to related parties in the accompanying balance sheet. Additionally, at December 31, 2002, approximately $1,490,000 of undelivered purchase orders remain outstanding to Janifast Ltd.

As consideration for a letter of settlement with a former consultant of mPhase, the Company had loaned the former consultant $250,000 in the form of a Note (“Note”), secured by 75,000 shares of the former consultants common stock of mPhase. The Note was due April 7, 2001. Accordingly, during the year ended June 30, 2001 and 2002, the Company charged $212,500 and $20,250, respectively, to administrative expense as a result of impairment of the Note. At September 30, 2002, the Company has included the residual balance of $17,250, representing the estimated fair value of the underlying stock, in long–term assets in the accompanying consolidated balance sheet.

Effective March 31, 2002, the Company converted $420,872 of liabilities due to Piper Rudnick LLP, outside legal counsel to mPhase into a warrant to purchase up to a total of 1,683,490 shares of the Company’s common stock, which pursuant to EITF 96–18, has an approximate value of $.30 per share; and a warrant to purchase 550,000 shares of the Company’s common stock at an exercise price of $.30 per share pursuant to the terms of payment agreement. In addition Piper agreed to accept a Promissory note for $420,872 of current payables at an interest rate of 8% with payments of $5,000 per month commencing June 1, 2002 and continuing through December 1, 2003, with a final payment of principal plus accrued interest due at maturity on December 31, 2003. The Company is currently, in arrears, with respect to $35,000 of payments due under the Promissory note.

3.  INVENTORIES

Inventory is stated at the lower of cost, determined on a first–in, first–out basis, or market. Inventory consists mainly of the Company’s POTS Splitter shelves and cards. At December 31, 2002 inventory is comprised of the following:

Raw materials	$266,748
Work in progress	985,441
Finished goods	2,793,320

Total	4,045,509
Less: Reserve for Obsolescence	(1,333,030)

Net Inventory	$2,712,479

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  INCOME TAXES

     The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109 “ACCOUNTING FOR INCOME TAXES”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry–forwards. Because of the uncertainty as to their future realizability, net deferred tax assets, consisting primarily of net operating loss carry–forwards, have been fully reserved for. Accordingly, no income tax benefit for the net operating loss has been recorded in the accompanying consolidated financial statements.

     Utilization of net operating losses generated through December 31, 2002 may be limited due to changes in ownership that have occurred.

5.  ACCRUED EXPENSES

     Accrued expenses representing accrued general and administrative expenditures were $673,065 for June 30, 2002 and $657,836 for December 31, 2002.

6.  JOINT VENTURE

     In March 2000, mPhase acquired a 50% interest in mPhaseTelevision.Net pursuant to a Joint Venture Agreement (the “Agreement”) for $20,000. The agreement stipulates for mPhase’s joint venture partner, AlphaStar International, Inc., (“Alphastar”), to provide mPhaseTelevision.Net right of first transmission for its transmissions including MPEG–2 digital satellite television. In addition, in March 2000, mPhase loaned the joint venture $1,000,000 at 8% interest per annum. The loan is repayable to the Company from equity infusions to the subsidiary, no later than such time that mPhaseTelevision.Net qualifies for a NASDAQ Small Cap Market Listing. During April 2000, the Company acquired an additional 6.5% interest in mPhaseTelevision.Net for $1,500,000 and presently the Company owns 56.5% of this venture.

     During the six months ended December 31, 2001 and ended December 31, 2002, mPhaseTelevision.Net, Inc., was charged $64,039 and $0, respectively for fees and costs by its joint venture partner and its affiliates.

     Pursuant to an agreement dated as of June 18, 2002, mPhaseTelevision.Net has terminated its lease of the earth station and Alphastar and its affiliated entity have converted certain accounts payable

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

into shares of the Company’s common stock. Additionally, under this Agreement, mPhase is obligated to pay Alphastar and its affiliates $35,000, which is included in amounts due to related parties in the accompanying consolidated balance sheet.

7.  EQUITY TRANSACTIONS

     During the six months ending December 31, 2002, the Company granted 251,500 shares of its common stock to consultants for services performed. Additionally, effective for the six months ended December 31, 2002, the Company issued 4,873,333 shares of the Company’s common stock and 2,491,800 warrants in connection with the extinguishments of debt.

8.  DEBT EXTINGUISHMENTS

     Effective for the six months ending December 31, 2002, pursuant to debt conversion agreements, the Company converted the $1,566,247 of liabilities due to certain strategic vendors and related parties into 4,873,333 shares of the Company’s common stock, and 2,491,800 warrants which resulted in a gain of $40,724.

9.  COMMITMENTS AND CONTINGENCIES

     The Company has entered into various agreements with Georgia Tech Research Corporation (“GTRC”), pursuant to which the Company receives technical assistance in developing the commercialization of its Digital Video and Data Delivery System (DVDDS). The amounts incurred by the Company for GTRC technical assistance with respect to its research and development activities and included in the accompanying consolidated statement of operations for the six months ending December 31, 2001 and 2002 and for the period from inception through December 31, 2002 totaled approximately $350,000, $100,000 and $13,524,300, respectively.

     If and when sales commence utilizing this particular technology, the Company will be obligated to pay to GTRC a royalty of up to 5% of product sales, as defined.

     From time to time, the Company may be involved in various legal proceedings and other matters arising in the normal course of business. The Company currently has no material outstanding legal proceedings.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.  DEFERRED REVENUE

     Deferred revenue as of December 31, 2002 consists of three customer’s invoices totaling $156,180 on the POTS product line whereby completion of customer acceptance will be attained when original splitters are upgraded to the next generation splitters and deposits of $58,000 from Beta customers on the Traverser product line orders to be delivered when it reaches commercial production.

Back to Contents

ITEM 2  MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following is management’s discussion and analysis of certain significant factors, which have affected mPhase’s financial position and should be read in conjunction with the accompanying financial statements, financial data, and the related notes.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE
LITIGATION REFORM ACT OF 1995:

     Some of the statements contained in or incorporated by reference in this Form 10–Q discuss the Company’s plans and strategies for its business or state other forward–looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” “should,” “seek,” “will,” and similar expressions are intended to identify these forward–looking statements, but are not the exclusive means of identifying them. These forward–looking statements include, among others, statements concerning the Company’s expectations regarding its working capital requirements, gross margin, results of operations, business, growth prospects, competition and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and si milar expressions concerning matters that are not historical facts. Any forward–looking statements contained in this Quarterly Report on Form 10–Q are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

RESULTS OF OPERATIONS

OVERVIEW

     mPhase is a development–stage company headquartered in Norwalk Connecticut. We develop and sell broadband communications equipment products, specifically, DSL (Digital Subscriber Line) products, to telecommunication providers around the world. mPhase’s business can be segmented into two areas of concentration: (1) Its principal product the Traverser™ Digital Video and Data Delivery System (DVDDS) and (2) its line of DSL component products.

     Our principal product, The Traverser™ DVDDS enables telecommunications service providers to simultaneously deliver broadcast digital television, high–speed Internet access and voice services over the existing copper telephone wire infrastructure utilizing DSL technology. The Traverser™ system is covered by 4 patents and is the subject of several patents pending.

     Communications service providers deploying the Traversr™ can offer each service a la carte or as a bundled package of services. We principally market the Traverser™ system abroad, as well as to independent, domestic telephone companies operating in rural markets in the United States.

     We believe the Traverser™ system offers the most cost–effective and reliable solution for the delivery of integrated television, data and voice services over copper telephone lines.

Back to Contents

     In addition to the Traverser™, mPhase also designs and sells a line of DSL component products, which include microfilters, splitters, and line extenders. MPhase has recently announced the release of a new line of POTS (plain old telephone service) Splitters (i.e., devices placed in a telephone company’s central office or exchange that enable voice and data to be transmitted together in the same telephone lines). In addition, the Company believes that its Intelligent POTS Splitter (iPOTS™)product will help reduce the cost of deploying and maintaining DSL services by reducing the need for telephone service providers to send a crew out to test DSL line

     mPhase was organized on October 2, 1996. On February 17, 1997, the Company acquired Tecma Laboratories, Inc., a public corporation in a reverse merger transaction. This resulted in the Company’s stock becoming publicly traded on the NASDAQ Over–the–Counter Bulletin Board. On June 25, 1998, the Company acquired Microphase Telecommunications, Inc. in a stock for stock exchange, whose principal assets included patents and patent applications utilized in the Company’s Traverser™ product. On March 2, 2000, mPhase acquired an interest in mPhaseTelevision.Net, Inc., a joint venture organized to provide digital television programming content to service providers deploying television over DSL.

     From mPhase’s inception, the operating activities related primarily to research and development, establishing third–party manufacturing and distribution relationships and developing product brand recognition among telecommunications service providers. These activities included establishing trials and field tests of the Traverser™ product with Hart Telephone Company in Georgia, and establishing a core administrative and sales organization. In addition, we have recently entered an Agreement with Lucent Technologies, Inc. to cost-reduce and enhance features of mPhase’s Digital Set Top Box that is part of its Traverser product.

     Revenues. To date, all material revenues have been generated from sales of the POTS Splitter Shelves and other DSL component products to a small number of telecommunications companies. mPhase believes that future revenues are difficult to predict because of the length and variability of the commercial roll–out of the Traverser™ to various telecommunications service providers. Since the Company believes that there may be a significant international market for the Traverser™ involving many different countries, with different regulations, certifications and commercial practices than the United States, future revenues are highly subject to the changing variables and uncertainties. Additionally, the recent instability of the telecommunications market evidenced by reduction in capital spending across the whole telecom sector contributes to our difficulty in accurately predicting future revenues.

     Cost of revenues. The costs necessary to generate revenues from the sale of POTS Splitter Shelves and other related DSL component products include direct material, labor and manufacturing. mPhase paid these costs to Janifast Ltd., which has facilities in the People’s Republic of China and is owned by and managed by certain senior executives of the Company. The cost of revenues also includes certain royalties paid to Microphase Corporation, a privately held corporation organized in 1955, which shares certain common management with the Company. Costs for future production of the Traverser™ product will consist primarily of payments to manufacturers to acquire the necessary components and assemble the products and future patent royalties payable to Georgia Tech Research Corporation, (“GTRC”).

Back to Contents

     Research and development. Research and development expenses consist principally of payments made to GTRC and Microphase Corporation for development of the Traverser™ product. All research and development costs are expensed as incurred.

     General and administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for personnel engaged in direct marketing of the Traverser™, the POTS Splitter Shelves and other DSL component products, as well as support functions including executive, legal and accounting personnel. Certain administrative activities are outsourced on a monthly fee basis to Microphase Corporation. Finally, mPhase leases the principal office from Microphase Corporation.

     Non–cash compensation charge. The Company makes extensive use of stock options and warrants as a form of compensation to employees, directors and outside consultants.

From inception (October 2, 1996) through December 31, 2002, the Company has incurred cumulative (a) development stage losses and has an accumulated deficit of $104,787,682 and (b) negative cash flow from operations of $43,023,712. The auditors report for the fiscal year ended June 30, 2002 includes the statement that “there is substantial doubt of the Company’s ability to continue as a going concern”. Management estimates that the Company needs to raise approximately $1,500,000 during the next 12 months to continue operations. As of December 31, 2002 the Company had a negative net worth of $1,849,403 up from a negative net worth of $42,849 as a result of continuing net losses incurred after June 30, 2002.

In fiscal 2001, the Company had anticipated that the sales of its component products would be able to supplement the underwriting of the completion of our flagship product, the Traverser. In fiscal 2002 these sales declined with the overall decline of DSL deployments and spending in the telephone industry. The Company believes its new IPOTS product will capture some of the existing DSL deployments, providing increases in revenue in the fourth quarter of fiscal 2003 and the first half of fiscal 2004. Until such time such revenues are realized, the Company intends on maintaining its reduced cost structure to minimize its losses, which management believes will permit the Company to sustain its development process and ultimately achieve profitability.

The Company believes that significant deployments and resulting revenues from these deployments of its flagship product, the Traverser, are not expected until the first half of fiscal year 2004. The Company further believes that an increase in capital expenditures in the telecommunications industry will also increase sales and improve the Company’s margins as well as increase the probability that the Company will attain profitability.

THREE MONTHS ENDED DECEMBER 31, 2002 VS. DECEMBER 31, 2001

REVENUE

     Total revenues were $561,760 for the three months ended December 31, 2002 compared to $545,546 for the three months ended December 31, 2001. The slight decrease was primarily attributable to continued slow sales of the Company’s POTS Splitter product line, caused by the continuing downturn in the telecommunications market, including among customers that order component products from the Company. The Company continues to believe that its line of POTS Splitter products is positioned to be competitively priced with high reliability and connectivity, and as such has the potential to be a significant part of DSL deployment worldwide. The Company cannot say when the demand for telecommunication equipment will resume.

COST OF REVENUES

     Cost of sales was $546,711 for the three months ending December 31, 2002 as compared to $530,413 in the prior period, representing 97% of gross revenues, for each of the quarters ended December 31, 2002 and 2001 respectively. Our margins have contracted dramatically over the past two years as spending among the telecommunications providers has contracted, coupled with downward pressures related to the supply and demand of telecommunications products.

Back to Contents

RESEARCH AND DEVELOPMENT

     Research and development expenses were $752,848 for the three months ending December 31, 2002 as compared to $1,257,014 during the comparable period in 2001 or a decrease of $504,166 for the comparable period in 2001. Such expenditures include $0 incurred with GTRC for the three months ended December 31, 2002 as compared to $100,000 during the comparable period in 2001. In addition, the balance of $752,848 was incurred with Microphase and additional expenses with other strategic vendors (including Lucent Technologies, Inc. in connection with the cost-reduction and enhancement of the mPhase Digital Set Top Box part of the Traverser product) for the three months ending December 31, 2002 when compared to $1,157,014 during the comparable period in 2001, resulting in a decrease of $404,166 of such research costs to other than GTRC. This decrease is primarily due to the Company’s abandonment of certain research projects on DSL components, which the Company believed were no longer commercially viable at this time. This decrease in research and development is equivalent to approximately $425,000.

     The decrease in research expenditures incurred with GTRC is due to the Company’s nearing completion of the design and manufacture of prototypes of the set top box and the central office equipment associated with its Traverser™ product in 2002.

     Research expenditures incurred with Microphase were related to the continuing development of the Company’s DSL component products, including the Company’s line of POTS Splitters and Microfilters and the Company’s newest products, the iPOTS™ and the mPhase Stretch. We believe the mPhase iPOTS™ offers a much needed solution for the DSL industry; the iPOTS™ enables telcos to remotely and cost–effectively perform loop management and maintenance including line testing, qualification and troubleshooting. Prior to the introduction of the iPOTS™, loop management could not be remotely performed through a conventional POTS Splitter without the use of expensive cross connects or relay banks because of the mandatory DC blocking capacitors in traditional POTS splitters, as required by the ITU, ANSI and ETSI. The unique (patent pending) iPOTS™ circuit allows most test heads to perform both narrow and wideband testing of the local loop through the central office POTS Splitter without having to physically disconnect the POTS Splitter, thereby eliminating the need to dispatch personnel and a truckroll. The Company anticipates future demand for this product, as it significantly reduces the cost of deploying and maintaining DSL services. Also recently developed is the DSL loop extender product called mPhaseStretch. This product extends the service distance for the mPhase Traverser™ and can be used in conjunction with other DSL services. The Company anticipates future demand for the Stretch loop extender product as it addresses a primary issue in DSL services.

GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $729,993 for the three months ending December 31, 2002 down from $1,470,908 or a decrease of $740,915 for the comparable period in 2001. The decrease in the selling, general and administrative costs included a decrease of non–cash charges relating to the issuance of common stock and options to consultants, which totaled $256,655 for the three months ended December 31, 2002 as compared to $761,897 or a decrease of $505,242 of such charges.

NET LOSS

     The Company recorded a net loss of $1,629,338 for the three months ended December 31, 2002 as compared to a loss of $3,088,567 for the three months ended December 31, 2001. This represents a loss per common share of $.03 for the three month period ended December 31, 2002 as compared to a loss

Back to Contents

per common share of $.07 for the three months ending December 31, 2001 based upon weighted average common shares outstanding of 65,914,466 and 44,645,458 during the periods ending December 31, 2002 and December 31, 2001, respectively.

     The Company believes the initial major deployments and the resultant revenues of its Flagship product, the Traverser, are not expected until the first half of fiscal year 2004, which along with any upturn of spending in the telephone industry will also increase sales and improve the Company’s margins and provide the Company with the opportunities to attain profitability.

SIX MONTHS ENDED DECEMBER 31, 2002 VS. DECEMBER 31, 2001

REVENUE

     Total revenues were $771,837 for the six months ended December 31, 2002 compared to $1,082,554 for the six months ended December 31, 2001. Despite the nominal increase in the current quarter as compared to the same period last year. The decrease was attributable to slowing sales in the first quarter of fiscal year 2003 of the Company’s POTS Splitter product line, caused by the general downturn in the telecommunications market, including customers that order component products from the Company. The Company continues to believe that its line of POTS Splitter products is positioned to be competitively priced with high reliability and connectivity, and as such has the potential to be a significant part of DSL deployment worldwide. The Company cannot say when the demand for telecommunication equipment will resume.

COST OF REVENUES

     Cost of sales was $744,030 for the six months ending December 31, 2002 as compared to $987,112 in the prior period, representing 96% and 91%, for the quarters ended December 31, 2002 and 2001 respectively, of gross revenues. The margins have contracted dramatically as spending among the telecommunications providers has contracted, coupled with downward pressures related to the supply and demand of telecommunications products.

RESEARCH AND DEVELOPMENT

     Research and development expenses were $1,566,142 for the six months ending December 31, 2002 as compared to $2,368,430 during the comparable period in 2001 or a decrease of $802,288 for the comparable period in 2001. Such expenditures include $100,000 incurred with GTRC for the six months ended December 31, 2002 as compared to $350,000 during the comparable period in 2001. In addition, we incurred $1,446,142 with Microphase and additional expenses with other strategic vendors for the six months ending December 31, 2002 as compared to $2,018,430 during the comparable period in 2001 resulting in a decrease of $572,288 of these research costs other than GTRC.

     Other elements attributing to the decrease in research and development expenses included a decrease in the operations of the Company's joint venture, mPhase Television.net. The major costs incurred by the joint venture were payroll expenses attributable to research and development of the Company's transmission capabilities and acquisition of television content. Costs incurred by the joint venture during the six months ending December 31, 2001 were $227,000 as compared to $31,000 for the six months ending December 31, 2002. Additionally, this decrease can be attributed to the Company abandoning certain research projects on DSL components the Company believed were no longer commercially viable at this time, this approximated $425,000.

     The decrease in research expenditures incurred with GTRC is due to the Company’s nearing completion of the design and manufacture of prototypes of the set top box and the central office equipment associated with its Traverser™ product in 2002.

Back to Contents

     Research expenditures incurred with Microphase were related to the continuing development of the Company’s DSL component products, including the Company’s line of POTS Splitters and Microfilters and the Company’s newest products, the iPOTS™ and the mPhase Stretch. We believe the mPhase iPOTS™ offers a much needed solution for the DSL industry; the iPOTS™ enables telcos to remotely and cost–effectively perform loop management and maintenance including line testing, qualification and troubleshooting. Prior to the introduction of the iPOTS™, loop management could not be remotely performed through a conventional POTS Splitter without the use of expensive cross connects or relay banks because of the mandatory DC blocking capacitors in traditional POTS splitters, as required by the ITU, ANSI and ETSI. The unique (patent pending) iPOTS™ circuit allows most test heads to perform both narrow and wideband testing of the local loop through the central office POTS Splitter without having to physically disconnect the POTS Splitter, thereby eliminating the need to dispatch personnel and a truckroll. The Company anticipates future demand for this product, as it significantly reduces the cost of deploying and maintaining DSL services. Also recently developed is the DSL loop extender product called mPhaseStretch. This product extends the service distance for the mPhase Traverser™ and can be used in conjunction with other DSL services. The Company anticipates future demand for the Stretch loop extender product as it addresses a primary issue in DSL services.

GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $1,600,255 for the six months ending December 31, 2002, down from $4,114,996 or a decrease of $2,514,741 for the comparable period in 2001. The decrease in the selling, general and administrative costs included a decrease of non–cash charges relating to the issuance of common stock and options to consultants, which totaled $460,435 for the six months ended December 31, 2002 as compared to $1,704,252 during the comparable period in 2001, a decrease of $1,243,817 of such charges. Other elements contributing to the decrease in selling, general and administrative expenses included; a decrease in payroll from approximately $750,000 to $470,000; reduced usage of outside consultants from approximately $627,000 to $279,000, reduced marketing expense such as trade shows from $385,000 to $25,000, all of which combined to an approximated decrease of $1,000,000.

NET LOSS

     The Company recorded a net loss of $3,421,396 for the six months ended December 31, 2002 as compared to a loss of $7,151,900 for the six months ended December 31, 2001. This represents a loss per common share of $.06 for the six month period ended December 31, 2002 as compared to a loss per common share of $.17 for the six months ending December 31, 2001 based upon weighted average common shares outstanding of 63,397,799 and 43,306,699 during the periods ending December 31, 2002 and December 31, 2001, respectively.

Back to Contents

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

     All revenue included in the accompanying consolidated statements of operations for all periods presented relates to sales of mPhase’s POTS Splitter Shelves and DSL component products.

     As required, mPhase has adopted the Securities and Exchange Commission (“SEC”)Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, which provides guidelines on applying generally accepted accounting principals to revenue recognition based upon the interpretations and practices of the SEC. The Company recognizes revenue for its POTS Splitter Shelf and Other DSL component products at the time of shipment, at which time, no other significant obligations of the Company exist, other than normal warranty support.

RESEARCH AND DEVELOPMENT

     Research and development costs are charged to operations as incurred in accordance with Statement of Financial Accounting Standards (“SFAS”), No.2, “Accounting for Research and Development Cost.”

INCOME TAXES

     mPhase accounts for income taxes using the asset and liability method in accordance with SFAS No.109 “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. Because of the uncertainty as to their future realizability, net deferred tax assets, consisting primarily of net operating loss carryforwards, have been fully reserved for. Accordingly, no income tax benefit for the net operating loss has been recorded in the accompanying financial statements.

     Utilization of net operating losses generated through June 30, 2002 may be limited due to “changes in control” of our common stock that occurred.

STOCK–BASED COMPENSATION

     The Company follows the disclosure–only provisions of SFAS No. 123 “Accounting for Stock–based Compensation”. SFAS No 123 encourages, but does not require companies to record compensation expense for stock–based employee compensation at fair value. As permitted, the Company has elected to continue to account for stock–based compensation to employees using the intrinsic value method presented in Accounting Principles Board (”APB”) Opinion No.25 “Accounting for Stock Issued to Employees” and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair valued–based method, as defined, had been applied. Compensation expense is generally measured on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

     The Company accounts for non–employee stock based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more readily determinable.

Back to Contents

INVENTORY RESERVE AND VALUATION ALLOWANCE

     The Company carries its inventory at the lower of cost, determined on a first–in, first–out basis, or market. Inventory consists mainly of the Company’s POTS Splitter Shelf and Filters. In determining the lower of cost or market, the Company periodically reviews and estimates a valuation allowance to reserve for technical obsolescence and marketability. The allowance represents management’s assessment and reserve for the technical obsolescence based upon the inter–operability of its component products, primarily filters and splitters, with presently deployed and next generation DSL infrastructures as well as a reserve for marketability based upon current prices and the overall demand for the individual inventory items. Material changes in either the technical standards of future DSL deployments or further erosion in the demand for deployments of DSL infrastructures could affect the estimates and assumptions resulting in the amounts reported. Actual results could differ from these estimates

MATERIAL RELATED PARTY TRANSACTIONS

     The Company records material related party transactions. The Company incurs costs for engineering, design and production of prototypes and certain administrative functions from Microphase Corporation and the purchase of finished goods, primarily consisting of DSL splitter shelves and filters, from Janifast Limited. The Company has incurred costs for obtaining transmission rights. This enabled the Company to obtain re–transmission accreditation to proprietary television content that the Company plans to provide with its flagship product, the Traverser within its incorporated joint venture mPhase Television.net, in which the Company owns a 56.5% interest.

     The Company has also incurred charges for beta testing and on–site marketing, including the display of a live working model at Hart Telephone. In addition, the Company has entered into a supply agreement with Hart Telephone, which is scheduled to commence upon the commercial production of the Traverser. A member of mPhase’s board of directors is employed by Lintel, Inc., the parent corporation of Hart Telephone.

     Mr. Durando, the President and CEO of mPhase, owns a controlling interest and is a director of Janifast Limited. Mr. Durando and Mr. Dotoli are officers of Microphase Corporation. Mr. Ergul, the chairman of the board of mPhase, owns a controlling interest and is a director of Microphase Corporation. Microphase, Janifast, Hart Telephone and Lintel Corporation are significant shareholders of mPhase. Microphase, Janifast and Hart Telephone have converted significant liabilities to equity in fiscal years June 30, 2001, 2002 and in the current fiscal year. Management believes the amounts charged to the Company by Microphase, Janifast, mPhase Television.net and Hart Telephone are commensurate to amounts that would be incurred if outside parties were used. The Company believes Microphase, Janifast and Hart Telephone have the ability to fulfill their obligations to the Company without further support from the Company.

Back to Contents

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2002 mPhase had working capital deficit of $1,658,120 as compared to working capital of $399,321 at June 30, 2002. Through December 31, 2002, the Company had incurred development stage losses totaling approximately $104,787,682. At December 31, 2002, the Company had approximately $9,913 of cash, cash equivalents and approximately $342,639 of trade receivables to fund short–term working capital requirements. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) the successful wide scale development, deployment and marketing of its products.

     Historically, mPhase has funded its operations and capital expenditures primarily through private placements of common stock. Management expects that its ongoing financial needs will be provided by financing activities and believes that the sales of its line of POTS Splitter products and other related DSL component products will provide some offset to cashflow used in operations, although there can be no assurance as to the level and growth rate of such sales in future periods as seen with quarter to quarter fluctuations in component sales. At December 31, 2002, the Company had cash and cash equivalents of $9,913 compared to $47,065 at June 30, 2002, accounts receivable of $342,639 and inventory of $2,712,479. This compared to $273,780 of accounts receivable and $3,342,716 of inventory at June 30, 2002.

     Cash used in operating activities was $621,017 during the six months ending December 31, 2002. The cash used by operating activities principally consists of the net loss, the net decrease in inventory, the net decrease in accounts receivable offset by the increase in depreciation and amortization, and by non–cash charges for common stock options and warrants issued for services and increased accrued expenses.

     The Company has entered into various agreements with GTARC, pursuant to which the Company receives technical assistance in developing the Digital Video and Data Delivery System. The Company has incurred expenses in connection with technical assistance from GTARC totaling approximately $350,000, $100,000, for the six month period ending December 31, 2001 and 2002, respectively, and $13,524,300 from the period from inception through December 31, 2002. The Company and GTRC entered into a Memorandum of Intent, on October 14, 2002 and revised on November 12, 2002, which would result in the settlement of all amounts outstanding and the exchange of mutual releases in consideration for two term Notes totaling approximately $624,000 with varied payments through 2007 and warrants to purchase shares of the Company’s common stock through 2007.The Company and GTARC are continuing negotiation of final documentation based upon such Memorandum of Intent. mPha se is the sole, worldwide licensee of the technology developed by GTARC in conjunction with the Traverser™ product line. Upon completion of the commercial product, GTRC may receive a royalty of up to 5% of product sales.

     During the six months ending December 31, 2002, certain strategic vendors and related parties converted approximately $1,525,517 of accounts payable and accrued expenses into 4,873,333 shares of the Company’s common stock and 2,491,800 warrants.

     As of December 31, 2002, mPhase had no material commitments for capital expenditures.

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT’S PLANS

     From inception (October 2, 1996) through December 31, 2002 the Company had incurred development stage losses and has an accumulated deficit of approximately $104.8 million and a stockholder’s deficit of $1,849,403. Cumulatively, through December 31, 2002, the Company had negative cash flow from operations of $621,017. The report of the Company’s outside auditor’s

Back to Contents

Rosenberg, Rich, Baker,Berman and Company with respect to its latest audited 10k for the fiscal year ended June 30,2002 stated that “there is substantial doubt of the Company’s ability to continue as a going concern”. Management estimates that the Company will need to raise approximately $1,500,000 during the next 12 months to continue operations.

     We continue our efforts to raise additional funds through private placements of our common stock and strategic alliances, the proceeds of which are required to fund continuing expenditures and the controlled development stage rollout of our Traverser™ Digital Video and Data Delivery System. However, there can be no assurance that mPhase will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when needed or at terms that we deem to be reasonable.

     We have evaluated our cash requirements for fiscal year 2003 based upon certain assumptions, including our ability to raise additional financing and increased sales of our POTS splitter. The Company anticipates that it will need to raise approximately $1,500,000 primarily in private placements of its common stock with accredited investors, during the next 12 months, or alternatively we will need to curtail certain expenses as incurred at the present levels including marketing and research and development expenses. Additional investment in technology design to reduce the cost of the Traverser™ will be necessary over the next 12 months. In the long–term, the Company may invest additional funds annually on research and development of the Traverser™ product line based upon sales levels, changes to technology and the overall success of the Company attaining sufficient financing until such time as it achieves profitable operations.

     Should these cash flows not be available to us, we believe we would have the ability to revise our operating plan and make certain further reductions in expenses, so that our resources available at June 30, 2002, plus financing to be secured during fiscal year 2003, and expected POTS splitter revenues, will be sufficient to meet our obligations until the end of fiscal year 2003. We have continued to experience operating losses and negative cash flows. To date, we have funded our operations with a combination of component sales debt conversions with related parties and strategic vendors, and private equity offerings. Management believes that we will be able to secure the necessary financing in the short–term to fund our operations into our next fiscal year. However, failure to raise additional funds, or generate significant cash flows through revenues, could have a material adverse effect on our ability to achieve our intended business objectiv es.

Back to Contents

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held–to–maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at December 31, 2002.

ITEM 4.   CONTROLS AND PROCEDURES

     The Company’s chief executive officer and chief financial officer have evaluated the controls and procedures within 90 days of the filing date of this quarterly report and concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls subsequent to the date of the evaluation by such officers.

Back to Contents

PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     mPhase was advised in April 2002 that following an investigation by the staff of the Securities and Exchange Commission, the staff intended to recommend that the Commission file a civil injunctive action against Packetport.com, Inc. (“Packetport”) and its Officer’s and Directors. Such recommendation related to alleged civil violations by Packetport and such Officers and Directors of various sections of the Federal Securities Laws. The staff has alleged civil violations of Sections 5 and 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(d) of the Securities Exchanges Act of 1034. As noted in other public filings of mPhase, the CEO and COO of mPhase also serve as Directors and Officers of Packetport. At that time these persons advised mPhase that they deny any violation of law on their part and intend to vigorously contest such recommendation or action, if any. To date no action has been filed against Packetport, its Office rs or Directors. mPhase is not named as a party in connection with this matter.

     From time to time mPhase may be involved in various legal proceedings and other matters arising in the normal course of business.

ITEM 2.   CHANGES IN SECURITIES

     Effective for the six–month period ended December 31, 2002 the Company issued the following unregistered securities:

     During the six months ending December 31, 2002, the Company granted 251,500 shares of its common stock to consultants for services performed. Additionally, effective for the six months ended December 31, 2002, the Company issued 4,873,333 shares of the Company’s common stock and 2,491,800 warrants in connection with the extinguishments of debt.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8–K

(a)	EXHIBITS.

None.

(b)	Reports on Form 8–K.
Reported on February 7, 2003–Notification of Withdrawal of Rights Offering
Reported on February 12, 2003-Agreement with Lucent Technologies, Inc. for cost reduction and enhanced features of mPhase Digital Set Top Box.

Back to Contents

SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: February 14, 2003	By: /s/ Martin S. Smiley

Martin S. Smiley Chief Financial Officer

Back to Contents

mPHASE TECHNOLOGIES, INC.

Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes–Oxley Act of 2002)

I, Ronald A. Durando, President and Chief Executive Officer (principal executive officer) of mPhase Technologies, Inc. (the “Registrant”), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10–Q for the period ended December 31, 2002 of the Registrant (the “Report”):

(1) The Report fully complies with the requirements of Section 13(a)[15(d)] of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ Ronald A. Durando

Name:	Ronald A. Durando President and Chief Executive Officer

Date:	February 14, 2003

Back to Contents

mPHASE TECHNOLOGIES, INC.

Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes–Oxley Act of 2002)

I, Martin S. Smiley, Chief Financial Officer (principal executive officer) of mPhase Technologies, Inc. (the “Registrant”), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10–Q for the period ended December 31, 2002 of the Registrant (the “Report”):

(1) The Report fully complies with the requirements of Section 13(a)[15(d)] of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ Martin S. Smiley

Name:	Martin S. Smiley President and Chief Executive Officer

Date:	February 14, 2003

Back to Contents

mPHASE TECHNOLOGIES, INC.

Certification of Procedures Followed in Connection
with Sarbanes–Oxley Act Certification

     The undersigned, the Chief Executive Officer of mPhase Technologies Inc., a New Jersey Corporation (the “Company”) hereby certifies, for purposes of documenting the steps followed by the officer in connection with the execution and delivery to the Securities and Exchange Commission of the attached certification, as follows:

     (1) I reviewed in detail the Quarterly Report on Form 10–Q for the quarter ended December 31, 2002(the “Report”) shortly before the certification was provided.

     (2) I discussed the substance of the Report with each of the Company’s outside auditors and the Chief Financial Officer. These discussions took place at various times and covered principally the financial statement portions of the reports (including the notes which are an integral part of the financial statements) and related financial disclosures. These discussions included my verifying that the financial statements included in the report are accurate and complete, and are properly prepared and consolidated. I confirmed that each of the outside auditors and Chief Financial Officer were satisfied that the notes to the financial statements read clearly and that the notes fairly explain the company’s significant accounting principles and significant estimates, as well as disclose all material contingencies and “off balance sheet” transactions and commitments known to them. In addition, my discussions with outside auditors included a discussion of any material issues that came up in their review of the financial statements and the resolution of those issues. I also verified with the outside auditors and Chief Financial Officer that internal controls are in place and operating to warrant reliance upon the financial and business information provided to me by management.

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

     (4) I informed the heads of the Company’s primary business units and divisions, as well as any officers of those business units or divisions who have the primary financial reporting responsibility that I would be providing a certification regarding the accuracy of the Report and confirmed orally and in writing with each such head and financial officer that insofar as they knew, the Report did not include any untrue statement of a material fact or omit to state a material fact.

     (5) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

Back to Contents

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (6) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     (7) The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any correction actions with regard to significant deficiencies and material weaknesses.

     (8) As a result of the foregoing procedures, I concluded that, to the best of my knowledge, I was able to provide the certification without exception.

     I have executed this certification as of the 14th day of February 2003.

/s/ Ronald A. Durando

Name: Ronald A. Durando Chief Executive Officer

Back to Contents

mPhase Technologies Inc.

Certification of Procedures Followed in Connection
with Sarbanes–Oxley Act Certification

     The undersigned, Chief Financial Officer of mPhase Technologies Inc., a New Jersey Corporation (the “Company”) hereby certifies, for purposes of documenting the steps followed by the officer in connection with the execution and delivery to the Securities and Exchange Commission of the attached certification, as follows:

     (1) I reviewed in detail the Quarterly Report on Form 10–Q for the quarter ended December 31, 2002, (the “Report”) shortly before the certification was provided.

     (2) I discussed the substance of the Report with each of the Company’s outside auditors and assistant controller. These discussions took place at various times and covered principally the financial statement portions of the reports (including the notes which are an integral part of the financial statements) and related financial disclosures. These discussions included my verifying that the financial statements included in the report are accurate and complete, and are properly prepared and consolidated. I confirmed that each of the outside auditors and acting controller were satisfied that the notes to the financial statements read clearly and that the notes fairly explain the Company’s significant accounting principles and significant estimates, as well as disclose all material contingencies and “off balance sheet” transactions and commitments known to them. In addition, my discussions with outside auditors included a discussion of any material issues that came up in their review of the financial statements and the resolution of those issues. I also verified with the outside auditors and assistant controller that internal controls are in place and operating to warrant reliance upon the financial and business information provided to me by management.

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

     (4) I informed the heads of the Company’s primary business units and divisions, as well as any officers of those business units or divisions who have the primary financial reporting responsibility, that I would be providing a certification regarding the accuracy of the Report and confirmed orally and in writing with each such head and financial officer that insofar as they knew, the Report did not include any untrue statement of a material fact or omit to state a material fact.

     (5) As a result of the foregoing procedures, I concluded that, to the best of my knowledge, I was able to provide the certification without exception.

     I have executed this certification as of the 14th day of February 2003.

/s/ Martin S. Smiley

Name: Martin S. Smiley Chief Financial Officer