Form 10-Q
period 2003-03-31
MPHASE TECHNOLOGIES INC
filed 2003-05-13
CIK 825322

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTER ENDED MARCH 31, 2003 COMMISSION FILE NO. 000-24969

mPhase Technologies, Inc.
(Exact name of registrant as specified in its charter)

NEW JERSEY	22-2287503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

587 CONNECTICUT AVE., NORWALK, CT	06854-1711
(Address of principal executive offices)	(Zip Code)

ISSUER’S TELEPHONE NUMBER, (203) 838-2741

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, DURING THE PRECEDING 12 MONTHS (OR FOR SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORT), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES   NO

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF April 23, 2003 IS 68,065,510 SHARES, ALL OF ONE CLASS OF $.01 STATED VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.
INDEX

PAGE
PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Consolidated Balance Sheets-June 30, 2002 and March 31, 2003, (Unaudited)	3

Unaudited Consolidated Statements of Operations-Three months ended March 31, 2002 and 2003 and from October 2, 1996 (Date of Inception) to March 31, 2003	4

Unaudited Consolidated Statements of Operations-Nine months ended March 31, 2002 and 2003 and from October 2, 1996 (Date of Inception) to March 31, 2003	5

Unaudited Consolidated Statement of Changes in Shareholders’ Deficit Nine months ended March 31, 2003	6

Unaudited Consolidated Statements of Cash Flows-Nine Months Ended March 31, 2002 and 2003 and from October 2, 1996 (Date of Inception) to March 31, 2003	7

Notes to Unaudited Consolidated Financial Statements	8

ITEM 2 Management’s Discussion and Analysis of Financial Conditions and Results of Operations	14

ITEM 3 Quantitative and Qualitative Disclosures about market risk	25

ITEM 4 CONTROLS AND PROCEDURES	25

PART II OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 2. Changes in Securities	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits on Reports on Form 8-K	26

Signature Page	27

Certifications	28

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	June 30,	March 31,
	2002	2003

		(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$47,065	$1,235
Accounts receivable, net of bad debt reserve of $2,906 and $11,217 respectively	273,780	91,270
Stock subscription receivable	—	30,000
Inventories, net	3,342,716	2,592,587
Prepaid expenses and other current assets	830,589	78,663

Total Current Assets	4,494,150	2,793,755

Property and equipment, net	1,742,186	1,008,795
Patents and licensing rights, net	685,349	292,787
Other Assets	20,830	17,250

TOTAL ASSETS	$6,942,515	$4,112,587

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	2,819,245	2,637,032
Accrued expenses	673,065	953,892
Due to related parties	35,000	343,590
Notes payable, current	353,339	887,268
Deferred revenue	214,180	214,180

TOTAL CURRENT LIABILITIES	4,094,829	5,035,962

Long-term debt, net of current portion	1,014,218	594,068
Other Liabilities	1,211,249	1,211,249

Other Liabilities, related parties	665,068	—

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY

Common stock, stated value $.01, 150,000,000 shares authorized; 60,807,508 and 68,065,510 shares issued and outstanding at June 30, 2002 and March 31, 2003, respectively	608,075	680,655
Additional paid in capital	100,751,284	102,973,121
Deferred compensation	(23,923)	—
Deficit accumulated during development stage	(101,366,286)	(106,374,495)
Unrecognized capital losses	(4,026)	—
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)

TOTAL STOCKHOLDERS’ DEFICIT	(42,849)	(2,728,692)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,942,515	$4,112,587

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended March 31,		October 2, 1996 (Date of Inception) to March 31,
	2002	2003	2003

REVENUES	$865,797	$209,754	$14,267,647

COSTS AND EXPENSES
Cost of Sales	724,699	205,231	9,300,819
Research and development (including non-cash stock related charges of $17,080, $0 and $1,966,424, respectively)	538,826	905,554	23,270,470
General and Administrative (including non-cash stock related charges of $737,407 $88,282, and $20,795,054 respectively)	1,261,713	543,627	49,272,312
Depreciation and amortization	135,799	128,725	2,639,718
Non-cash charges for stock based compensation	92,976	—	25,089,095

TOTAL COSTS AND EXPENSES	2,754,013	1,783,137	119,572,414
LOSS FROM OPERATIONS	(1,888,216)	(1,573,383)	(105,204,767)
OTHER INCOME (EXPENSE)
Gain on extinguishments	86,009	9,399	192,359
Minority interest loss in consolidated subsidiary	—	—	20,000
Loss on investments	—	(12,251)	(28,328)
Loss from unconsolidated subsidiary	—	—	(1,466,467)
Interest Income (expense), net	(5,340)	(10,578)	112,708

TOTAL OTHER INCOME (EXPENSE)	80,669	(13,430)	(1,169,728)

NET LOSS	$(1,807,547)	$(1,586,813)	$(106,374,495)

LOSS PER COMMON SHARE, basic and diluted	$(.03)	$(.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	55,606,168	65,956,810

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended March 31,		October 2, 1996 (Date of Inception) to March 31,
	2002	2003	2003

REVENUES	$1,948,351	$981,591	$14,367,647

COSTS AND EXPENSES
Cost of Sales	1,711,811	949,261	9,300,819
Research and development (including non-cash stock related charges of $202,175, $306,250 and $1,966,424 respectively)	2,907,256	2,461,696	33,270,470
General and Administrative (including non-cash stock related charges of $2,441,659, $548,717, and $20,795,054 respectively)	5,376,709	2,143,882	49,272,312
Depreciation and amortization	538,255	388,106	2,639,718
Non-cash charges for stock based compensation	480,727	23,923	25,089,095

TOTAL COSTS AND EXPENSES	11,014,758	5,966,868	119,572,414
LOSS FROM OPERATIONS	(9,066,407)	(4,985,277)	(105,204,767)
OTHER INCOME (EXPENSE)
Gain on extinguishments	123,858	50,125	192,359
Minority interest loss in consolidated subsidiary	—	—	20,000
Loss on investments	—	(28,328)	(28,328)
Loss from unconsolidated subsidiary	—	—	(1,466,467)
Interest Income (expense), net	(16,898)	(44,729)	112,708

TOTAL OTHER INCOME (EXPENSE)	106,960	(22,932)	(1,169,728)

NET LOSS	$(8,959,447)	(5,008,209)	$(106,374,495)

LOSS PER COMMON SHARE, basic and diluted	$(.19)	$(.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	47,346,671	64,238,350

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Changes in
Shareholders’ Deficit (Unaudited)

	Shares	$.01 Stated Value	Treasury Stock	Additional Paid-in Stock	Deferred Compen-sation	Accumulated Deficit	Compre-hensive Loss	Total Shareholders (Deficit) Equity

Balance June 30, 2002	60,807,508	$608,075	$(7,973)	$100,751,284	$(23,923)	$(101,366,286)	$(4,026)	$(42,849)

Issuance of common stock with warrants in private placement	1,126,669	11,267	—	326,733	—	—	—	338,000
Issuance of common stock for services	258,000	2,580	—	60,595	—	—	—	63,175
Issuance of warrants for services	—	—	—	67,725	—	—	—	67,725
Amortization of deferred employee stock option compensation	—	—	—	—	23,923	—	—	23,923
Issuance of common stock in settlement of debt	340,000	3,400	—	61,200	—	—	—	64,600
Issuance of warrants to certain officers in settlement of debt	—	—	—	480,917	—	—	—	480,917
Issuance of common stock in settlement of debt to related parties	5,533,333	55,333	—	1,224,667	—	—	—	1,280,000
Net loss	—	—	—	—	—	(5,008,209)	—	(5,008,209)
Other comprehensive loss	—	—	—	—	—	—	4,026	4,026

Balance, March 31, 2003	68,065,510	$680,655	$(7,973)	$102,973,121	$—	$(106,374,495)	$—	$(2,728,692)

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,		October 2, 1996 (Date of Inception) to March 31,
	2002	2003	2003

Cash Flow From Operating Activities:
Net loss	$(8,959,447)	$(5,008,209)	$(106,374,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,224,362	1,100,974	5,269,162
Realized and unrealized losses	—	16,504	16,504
Book value of fixed assets disposed	—	—	74,272
Provision for doubtful accounts	—	8,311	40,435
Gain on debt extinguishments	(123,858)	(50,125)	(192,361)
Loss on unconsolidated subsidiary	—	—	1,466,467
Impairment of note receivable	—	—	232,750
Non-cash charges relating to issuance of common stock, common stock options and warrants	3,124,561	878,890	47,888,652
Changes in assets and liabilities:
Accounts receivable	(224,550)	174,199	(131,705)
Inventories	266,491	750,129	(2,592,587)
Prepaid expenses and other current assets	(65,276)	28,960	(537,837)
Other non-current assets	64,455	3,580	—
Accrued expenses	915,540	280,826	2,296,411
Due to/from related parties	1,677,366	864,438	5,143,478
Due from officer	100,000	—	—
Receivables from subsidiary	—	—	(150,000)
Deferred revenue	214,180	—	214,180
Accounts payable	(779,341)	(2,646)	3,979,810
Other current liabilities	—	130,000	130,000

Net cash used in operating activities	(2,565,517)	(824,169)	(43,226,864)

Cash Flow from Investing Activities:
Payments related to patents and licensing rights	(71,150)	—	(375,720)
Purchase of marketable securities	—	(36,594)	(36,594)
Proceeds from the sale of marketable securities	—	36,765	36,765
Purchase of fixed assets	(31,445)	(37,303)	(2,501,103)

Net cash used in investing activities	(102,595)	(37,132)	(2,876,652)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock and exercises of options and warrants	2,947,750	338,000	45,755,444
Payments of notes payable	—	(50,369)	(170,560)
Advances from related party	—	527,840	527,840
Repurchase of treasury stock at cost	—	—	(7,973)

Net cash provided by financing activities	2,947,750	815,471	46,104,751

Net increase (decrease) in cash	279,638	(45,830)	1,235
CASH AND CASH EQUIVALENTS, beginning of period	31,005	47,065	—

CASH AND CASH EQUIVALENTS, end of period	$310,643	$1,235	$1,235

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES NATURE OF OPERATIONS

mPhase Technologies, Inc. (the “Company”) was organized on October 2, 1996. On February 17, 1997, the Company acquired Tecma Laboratories, Inc. (“Tecma”) in a transaction accounted for as a reverse merger. On June 25, 1998, the Company acquired Microphase Telecommunications, Inc. (“MicroTel”), through the issuance of 2,500,000 shares of its common stock in exchange for all the issued and outstanding shares of MicroTel. The assets acquired in this acquisition were patents related to the mPhase line of DSL component products (e.g., POTS Splitters) and patent applications utilized in the Company’s proprietary Traverser™ Digital Video Data Delivery System (“Traverser”). The primary business of the company is to design, develop, manufacture and market high band-width telecommunication products incorporating digital subscriber line (“DSL”) technology. The present activities of the Company are focused (a) upon cost reduction and enhancement of its proprietary Traverser™ product under an Agreement with Lucent Technologies, Inc. and (b) deployment of the Traverser™ product. The Traverser™ enables telecommunications service providers to simultaneously deliver MPEG2 digital quality television (utilizing non-internet protocol), high-speed Internet and voice over copper telephone wire utilizing DSL technology. Additionally, the Company sells DSL component products which includes microfilters, splitters, and line extenders.

The Company is in the development stage, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” and its present activities are focused on the commercial deployment of its proprietary Traverser ™ and associated DSL component products. Since mPhase is in the development stage, the accompanying consolidated financial statements should not be regarded as typical for normal operating periods.

BASIS OF PRESENTATION-The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ending March 31, 2003 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

Through March 31, 2003, the Company had incurred cumulative (a) development stage losses totaling $106,374,495 and (b) negative cash flow from operations equal to $43,226,864. At March 31, 2003, the Company had $1,235 of cash and cash equivalents and $91,270 of net trade receivables to fund short-term working capital requirements. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

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

LOSS PER COMMON SHARE, BASIC AND DILUTED – The Company accounts for net loss per common share in accordance with the provisions of SFAS No. 128, “EARNINGS PER SHARE” (“EPS”). SFAS No. 128 requires the disclosure of the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS for all periods presented since their affect is antidilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS-In July 2001, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.

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

STATEMENT OF CASH FLOW SUPPLEMENTAL INFORMATION

	2002	2003

Interest Paid	$17,891	$10,410

Taxes Paid	$—	$—

2.	RELATED PARTY TRANSACTIONS

      mPhase’s President, Chief Operating Officer and Chairman of the Board of the Company are also employees of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340, and in July 2002 to $12,200 per month. Effective January 1, 2003 the office space agreement was revised to $10,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development assistance, which, effective January 1, 2003, was revised to $20,000 per month.

      Microphase also charges fees for specific projects on a project-by-project basis. During the nine months ended March 31, 2002 and 2003 and from inception (October 2, 1996) to March 31, 2003, $1,010,909, $538,399, and $7,114,823, respectively, have been charged to expense or inventory under these Agreements and is included in operating expenses in the accompanying consolidated statements of operations. In addition, Microphase advanced $623,290, of which $95,450 was repaid during the nine months ended March 31, 2003.

      The Company is obligated to pay a 3% royalty to Microphase on revenues from its proprietary Traverser™ Digital Video and Data Delivery System and DSL component products. For the nine months ended March 31, 2002 and 2003, mPhase recorded royalties to Microphase totaling $59,613 and $29,240, respectively. For the year ended June 30, 2002, in consideration for a direct investment of $100,000 and pursuant to debt conversion agreements, Microphase received 2,900,000 shares of mPhase common stock and 2,200,000 warrants to purchase mPhase common stock. Effective for September 30, 2002, the Company issued 3,033,333 shares of its common stock in settlement of $620,000, and effective for March 31, 2003, the company issued 1,000,000 shares of its common stock and a like amount of warrants in settlement of $300,000 of amounts outstanding and due to Microphase through September 30, 2002 and March 31, 2003, respectively.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      As a result of the foregoing transactions as of March 31, 2003, the Company had $238,291 payable to Microphase, which is included in amounts due to related parties in the accompanying consolidated balance sheet. Additionally, at March 31, 2003, approximately $142,000 of undelivered purchase orders remain outstanding to Microphase.

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

      During the nine months ended March 31, 2002 and 2003 and the period from inception (October 2, 1996) to March 31, 2003, $1,560,221, $184,082 and $10,882,562, respectively have been charged by Janifast to inventory or expense and is included in operating expenses in the accompanying statements of operations.

      As a result of the foregoing transactions as of March 31, 2003, the Company had $36,216 payable to Janifast, which is included in amounts due to related parties in the accompanying balance sheet. Additionally, at March 31, 2003, approximately $1,424,350 of undelivered purchase orders remain outstanding to Janifast Ltd.

      As consideration for a letter of settlement with a former consultant of mPhase, the Company had loaned the former consultant $250,000 in the form of a Note (“Note”), secured by 75,000 shares of the former consultants common stock of mPhase. The Note was due April 7, 2001. Accordingly, during the year ended June 30, 2001 and 2002, the Company charged $212,500 and $20,250, respectively, to administrative expense as a result of impairment of the Note. At March 31, 2003, the Company has included the residual balance of $17,250, representing the estimated fair value of the underlying stock, in long-term assets in the accompanying consolidated balance sheet.

      Effective March 31, 2002, the Company converted $420,872 of liabilities due to Piper Rudnick LLP, outside legal counsel to mPhase into a warrant to purchase up to a total of 1,683,490 shares of the Company’s common stock, which pursuant to EITF 96-18, has an approximate value of $.30 per share; and a warrant to purchase 550,000 shares of the Company’s common stock at an exercise price of $.30 per share pursuant to the terms of payment agreement. In addition Piper agreed to accept a Promissory note for $420,872 of current payables at an interest rate of 8% with payments of $5,000 per month commencing June 1, 2002 and continuing through December 1, 2003, with a final payment of principal plus accrued interest due at maturity on December 31, 2003. The Company is currently, in arrears, with respect to $55,000 of payments due under the Promissory note.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.   INVENTORIES

      Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists mainly of the Company’s POTS Splitter shelves and cards. At March 31, 2003 inventory is comprised of the following:

Raw materials	$266,748
Work in progress	963,956
Finished goods	2,719,913

Total	3,950,617
Less: Reserve for Obsolescence	(1,358,030)

Net Inventory	$2,592,587

4.   INCOME TAXES

      The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109 “ACCOUNTING FOR INCOME TAXES”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Because of the uncertainty as to their future realizability, net deferred tax assets, consisting primarily of net operating loss carry-forwards, have been fully reserved for. Accordingly, no income tax benefit for the net operating loss has been recorded in the accompanying consolidated financial statements.

      Utilization of net operating losses generated through March 31, 2003 may be limited due to changes in ownership that have occurred.

5.   ACCRUED EXPENSES

      Accrued expenses representing accrued general and administrative expenditures were $673,065 at June 30, 2002. At March 31, 2003 accrued expenses consisting of administrative expenses were $701,846 and accrued expenses for research and development expenses incurred with Lucent Technologies, Inc. were $252,045, totaling $953,891.

6.   JOINT VENTURE

      In March 2000, mPhase acquired a 50% interest in mPhaseTelevision.Net pursuant to a Joint Venture Agreement (the “Agreement”) for $20,000. The agreement stipulates for mPhase’s joint venture partner, AlphaStar International, Inc., (“Alphastar”), to provide mPhaseTelevision.Net right of first transmission for its transmissions including MPEG-2 digital satellite television. In addition, in March 2000, mPhase loaned the joint venture $1,000,000 at 8% interest per annum. The loan is repayable to the Company from equity infusions to the subsidiary, no later than such time that mPhaseTelevision.Net qualifies for a NASDAQ Small Cap Market Listing. During April 2000, the Company acquired an additional 6.5% interest in mPhaseTelevision.Net for $1,500,000 and presently the Company owns 56.5% of this venture.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      During the nine months ended March 31, 2002 and ended March 31, 2003, mPhaseTelevision.Net, Inc., was charged $64,039 and $0, respectively for fees and costs by its joint venture partner and its affiliates.

      Pursuant to an agreement dated as of June 18, 2002, mPhaseTelevision.Net has terminated its lease of the earth station and Alphastar and its affiliated entity have converted certain accounts payable into shares of the Company’s common stock. Additionally, under this Agreement, mPhase is obligated to pay Alphastar and its affiliates $35,000, which is included in amounts due to related parties in the accompanying consolidated balance sheet.

7.    EQUITY TRANSACTIONS

      During the nine months ending March 31, 2003, the Company granted 258,000 shares of its common stock to consultants for services performed. Additionally, effective for the nine months ended March 31, 2003, the Company issued 5,873,333 shares of the Company’s common stock and 3,491,800 warrants in connection with the extinguishments of debt. The Company issued 1,126,669 shares of its common stock together with a like amount of warrants in a private placement generating net proceeds of $338,000, $30,000 of which was collected on April 3, 2003.

8.    DEBT EXTINGUISHMENTS

      Effective for the nine months ending March 31, 2003, pursuant to debt conversion agreements, the Company converted the $1,875,640 of liabilities due to certain strategic vendors and related parties into 5,873,333 shares of the Company’s common stock, and 3,491,800 warrants which resulted in a gain of $50,123.

9.    COMMITMENTS AND CONTINGENCIES

      The Company has entered into various agreements with Georgia Tech Research Corporation (“GTRC”), pursuant to which the Company receives technical assistance in developing the commercialization of its Digital Video and Data Delivery System (“DVDDS”). The amounts incurred by the Company for GTRC technical assistance with respect to its research and development activities and included in the accompanying consolidated statement of operations for the nine months ending March 31, 2002 and 2003 and for the period from inception through March 31, 2003 totaled approximately $400,000, $100,000 and $13,524,300, respectively.

      If and when sales commence utilizing this particular technology, the Company will be obligated to pay to GTRC a royalty of up to 5% of sales of the Traverser™ DVDDS.

      From time to time, the Company may be involved in various legal proceedings and other matters arising in the normal course of business. The Company currently has no material outstanding legal proceedings.

10.   DEFERRED REVENUE

      Deferred revenue as of March 31, 2003 consists of three customer’s invoices totaling $156,180 on the POTS product line whereby completion of customer acceptance will be attained when original splitters are upgraded to the next generation splitters and deposits of $58,000 from Beta customers on the Traverser™ product line orders to be delivered when it reaches commercial production.

Back to Contents

ITEM 2. MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

OVERVIEW

      mPhase, a New Jersey corporation, founded in 1996 is a publicly-held company with over 12,000 shareholders and approximately 68 million shares of common stock outstanding. The Company’s common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. We are headquartered in Norwalk, Connecticut with offices in Little Falls, NJ and Atlanta, GA. mPhase shares common office space with Microphase Corporation, a privately held company. Microphase is a leader in the field of RF and filtering technologies within the defense industry. It has been in operation for over 50 years and supports mPhase with engineering, administrative and financial resources as needed.

      mPhase develops, markets and sells a line of innovative DSL (“digital subscriber line”)-based broadband telecommunications equipment. Our flagship product line includes two systems enabling the delivery of television over DSL by telephone service providers. Both of these products facilitate telephone companies becoming full service communications providers by enabling the simultaneous delivery of digital broadcast television, high speed data and voice services over the existing telephone line infrastructure. mPhase has developed its flagship line of products with a specific target in mind-telephone companies in parts of the world where access to multichannel television is limited. To that end, mPhase’s primary goal is to develop cost-effective TV over DSL solutions that support proven, revenue-generating services (i.e., broadcast television) rather than developing robust, feature-intensive and expensive platforms intended to compete with cable companies such as those that exist in the US.

       mPhase introduced its first TV over DSL product, the Traverser™ Digital Video and Data Delivery System in 1999. The Traverser™ DVDDS, is a patented end-to-end system based upon proprietary technology developed in conjunction with Georgia Tech Research Corporation. Because it is an end-to-end video-over-ADSL system, the Traverser™ does not interoperate with other manufacturer’s DSL CO equipment or CPE modems. This system is the only non-Internet Protocol system on the market today. The company continues to market this product, and believes it to be ideal for customers specifically interested in supporting television services with a minimal need to support high-speed data customers.

Back to Contents

      The Traverser™ is installed at Hart Telephone Company in Hartwell, Georgia, where a 100-user system is currently operational. Hart Telephone completed the construction of its digital head end toward the end of 2001, marking the Traverser’s™ transition to commercial deployment. A Traverser™ system is also installed at the BMW automotive manufacturing plant in Spartanburg, South Carolina for use as a telebroadcast system in a commercial setting.

      mPhase has also just recently introduced its second product in its flagship line, called the SimpleTV platform. SimpleTV is a modular solution that is based upon the same video networking intelligence as the Traverser™, but utilizes the industry-leading, standards-based Lucent Stinger® Digital Access Concentrator for transport.

      Specifically, mPhase Technologies and Lucent Technologies’ Bell Labs have teamed to deliver a three-tiered architecture that encompasses:

-	The mPhase Traverser BTS (Broadcast Television Switch) layer interfacing the video headend and the DSLAM
-	Lucent’s Stinger® Digital Access Concentrator, a field-tested central office (“CO”) piece of equipment that provides DSL connections to individual customers
-	mPhase Intelligent Network Interface (“INI”) Set Top Box, a highly integrated piece of customer premises equipment (“CPE”) to deliver video in the home environment from the DSL link.

Bell Labs approached mPhase about creating a hybrid, SimpleTV solution that would capitalize upon the strengths of each company’s DSL platform in December of 2002. Prior to this, Bell Labs had been working in a contract engineering capacity helping mPhase to cost-reduce mPhase’s digital set top box, the INI Set Top Box.

      An element common to both the Traverser™ and Simple TV Platform systems is mPhase’s digital set top box, the INI Set Top Box. The INI Set Top Box is a low-cost set-top box developed specifically for delivering MPEG video bitstreams over DSL links. The integrated DSL modem makes the connection between the set top box and the Digital Subscriber Line Access Multiplexer (“DSLAM”). The INI Set Top Box’s video output sends television signals directly to the end-user’s TV. The integrated set-top-box also provides video content security. TV-over-DSL can follow several routes, including an Ethernet-based set-top connected to a local area network (“LAN”) where the video is streamed in the clear on the LAN and video content theft is emphatically trivial because the MPEG bitstream is effectively monitored on the LAN. While no system is completely impenetrable to video theft, the INI Set Top Box solution thwarts and discourages such activity. Importantly, because the INI Set Top Box utilizes standard Asynchronous Transfer Mode over Asymetric DSL transport, it can be sold as a standalone product that supports a variety of DSLAM’s in the market.

      To effectively market this joint solution, mPhase has been established as a Lucent Business Partner. As a business partner, mPhase is able to sell the complete SimpleTV platform, including reselling the Lucent Stinger®. The agreement enables mPhase to sell the SimpleTV platform anywhere in the world where the customer is interested in supporting digital video services. Additionally, mPhase and Lucent are jointly marketing this product solution to existing Lucent customers, as well as to Lucent’s extensive network of business partners around the world. Together the two companies are in the process of identifying strong opportunities and target markets. Once identified, collectively mPhase and Lucent will approach Lucent’s established business partner in that region for further marketing to the appropriate end customer. This co-marketing relationship adds tremendous value to mPhase. By gaining access to Lucent’s business partners, mPhase will have the opportunity to significantly increase exposure for its SimpleTV solution without having to increase the size of its direct sales force.

Back to Contents

      mPhase DSL Component Products – mPhase also has designed and markets a line of DSL component products ranging from commodity items such as Plain Old Telephone Service (“POTS”) splitters to innovative loop management products. Most notable in the suite of DSL component products is the recently introduced iPOTS3 or Intelligent POTS Splitter product. This product marks a significant advancement in automating loop management. As DSL deployments scale, it is becoming increasingly important for telcos to streamline the process for provisioning and troubleshooting DSL services. Additionally, as competition for high speed Internet expands, the market is witnessing a reduction in price. Therefore, it has become imperative that telcos lower the operational costs involved with supporting DSL services. To that end, mPhase had developed a device that allows service providers to perform full loop testing without having to deploy manual assets. The iPOTS3 allows service providers to temporarily bypass the POTS Splitter and have a comprehensive view of their DSL networks. Prior to the introduction of this product, service providers would have to manually disconnect the splitter so that test signals could be passed through the network.

      mPhase has established a worldwide distribution agreement with Corning Cable Systems for the sale of this product. Utilizing Corning as a distribution channel expands exposure for this product, as Corning is one of the largest vendors of central office DSL filtering equipment.

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

      From mPhase’s inception, the operating activities related primarily to research and development, establishing third-party manufacturing and distribution relationships and developing product brand recognition among telecommunications service providers. These activities included establishing trials and field tests of the Traverser™ product with Hart Telephone Company in Georgia, and establishing a core administrative and sales organization. In addition, we have recently entered an Agreement with Lucent Technologies, Inc. to cost-reduce and enhance features of mPhase’s Digital Set Top Box that is part of its Traverser™ product.

      Revenues. To date, all material revenues have been generated from sales of the POTS Splitter Shelves and other DSL component products to a small number of telecommunications companies. mPhase believes that future revenues are difficult to predict because of the length and variability of the commercial roll-out of the Traverser™ to various telecommunications service providers. Since the Company believes that there may be a significant international market for the Traverser™ involving many different countries, with different regulations, certifications and commercial practices than the United States, future revenues are highly subject to the changing variables and uncertainties. Additionally, the recent instability of the telecommunications market evidenced by reduction in capital spending across the whole telecom sector contributes to our difficulty in accurately predicting future revenues.

      Cost of revenues. The costs necessary to generate revenues from the sale of POTS Splitter Shelves and other related DSL component products include direct material, labor and manufacturing. mPhase paid these costs to Janifast Ltd., which has facilities in the People’s Republic of China and is owned by and managed by certain senior executives of the Company. The cost of revenues also includes certain royalties paid to Microphase Corporation, a privately held corporation organized in 1955, which shares certain common management with the Company. Costs for future production of the Traverser™ and Simple TV Platform products will consist primarily of payments to manufacturers to acquire the necessary components and assemble the products and in the case of the Traverser™, future patent royalties payable to Georgia Tech Research Corporation, (“GTRC”).

Back to Contents

      Research and development. Research and development expenses consist principally of payments made to GTRC, Microphase Corporation and Lucent Technologies, Inc. for development of the Traverser™ and the integration mPhase’s Broadcast Television Switch with the Lucent Stinger® voice and data delivery system product. All research and development costs are expensed as incurred.

      General and administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for personnel engaged in direct marketing of the Traverser™ the Simple TV Platform, the new INI Set Top Box, the POTS Splitter Shelves and other DSL component products, as well as support functions including executive, legal and accounting personnel. Certain administrative activities are outsourced on a monthly fee basis to Microphase Corporation. Finally, mPhase leases the principal office from Microphase Corporation. The Company makes extensive use of stock options and warrants as a form of compensation to employees, directors and outside consultants. From inception (October 2, 1996) through March 31, 2003 the Company has incurred cumulative (a) development stage losses and has an accumulated deficit of $106,374,495 and (b) negative cash flow from operations of $43,226,864. The auditors report for the fiscal year ended June 30, 2002 includes the statement that “there is substantial doubt of the Company’s ability to continue as a going concern”. Management estimates that the Company needs to raise approximately $2,000,000 during the next 12 months to continue operations. As of March 31, 2003, the Company had a negative net worth of $2,728,691 up from a negative net worth of $42,849 as a result of continuing net losses incurred after June 30, 2002.

      In fiscal 2001, the Company had anticipated that the sales of its component products would be able to supplement the underwriting of the completion of our flagship product, the Traverser™. In fiscal 2002 these sales declined with the overall decline of DSL deployments and spending in the telephone industry. The Company believes sales from its component products including the new IPOTS product will capture some of the existing DSL deployments, providing increases in revenue in the fourth quarter of fiscal 2003 and the first half of fiscal 2004. Until such time such revenues are realized, the Company intends on maintaining its reduced cost structure to minimize its losses, which management believes will permit the Company to sustain its development process and ultimately achieve profitability.

The Company believes that significant deployments and resulting revenues from these deployments of its flagship products, the Traverser™, Simple TV Platform and new INI Set Top Box, are not expected until the first half of fiscal year 2004. The Company further believes that an increase in capital expenditures in the telecommunications industry will also increase sales and improve the Company’s margins as well as increase the probability that the Company will attain profitability.

THREE MONTHS ENDED MARCH 31, 2003 VS. MARCH 31, 2002

REVENUE

      Total revenues were $209,754 for the three months ended March 31, 2003 compared to $865,797 for the three months ended March 31, 2002. The decrease was primarily attributable to continued slow sales of the Company’s POTS Splitter product line, caused by the continuing downturn in the telecommunications market, including among customers that order component products from the Company. The Company continues to believe that its line of POTS Splitter products is positioned to be competitively priced with high reliability and connectivity, and as such has the potential to be a significant part of DSL deployment worldwide. The Company still cannot say when the demand for telecommunication equipment will resume.

COST OF REVENUES

      Cost of sales were $205,231 for the three months ended March 31, 2003 as compared to $724,699 in the prior period, representing 98% of gross revenues for the quarter ended March 31, 2003 and 84% for the quarter ended March 31, 2002, respectively. Our margins have contracted dramatically over the past two years as spending among the telecommunications providers has contracted, coupled with downward pressures related to the supply and demand of telecommunications products.

Back to Contents

RESEARCH AND DEVELOPMENT

      Research and development expenses were $905,554 for the three months ended March 31, 2003 as compared to $538,826 during the comparable period in 2002 or an increase of $366,728. Such expenditures include $0 incurred with GTRC for the three months ended March 31, 2003 as compared to $50,000 during the comparable quarter in 2002. This decrease was more than offset by $500,000 incurred in the current quarter ended March 31, 2003, with Lucent Technologies, Inc., which consisted of $300,000 incurred for the development of the Broadcast Television Switch for use with Lucent’s Stinger® DSL product, $175,000 incurred on the cost reduction effort for mPhase’s INI set top box, and $25,000 incurred for software development associated with mPhase’s iPOTS3 product. In addition, the balance of $405,554 of additional research and development expenses includes depreciation of test equipment and research and development costs incurred with Microphase and other strategic vendors for the three months ended March 31, 2003 when compared to $488,826 during the comparable quarter in 2002, and thus resulted in a decrease of $83,272 of such research costs to other than GTRC and Lucent. Depreciation of test equipment, used in deployments, resulted in research and development expenses of $201,116 and $217,097 for the three months ended March 31, 2003 and 2002, respectively.

      The elimination in research expenditures incurred with GTRC is due to the Company’s completion of the design and manufacture of prototypes of the Company’s original set top box and the central office equipment associated with its Traverser™ product in 2003. Costs incurred with Lucent Technologies, Inc. related to the cost-reduction and enhancement of the mPhase Digital Set Top Box and the development of a Broadcast Television Switch for use with the Lucent Stinger® Product.

      Research expenditures incurred with Microphase were related to the continuing development of the Company’s DSL component products, including the Company’s line of POTS Splitters and Microfilters and the Company’s newest products, the iPOTS™ and the mPhase Stretch. We believe the mPhase iPOTS™ offers a much needed solution for the DSL industry; the iPOTS™ enables telcos to remotely and cost-effectively perform loop management and maintenance including line testing, qualification and troubleshooting. Prior to the introduction of the iPOTS™, loop management could not be remotely performed through a conventional POTS Splitter without the use of expensive cross connects or relay banks because of the mandatory DC blocking capacitors in traditional POTS splitters, as required by various telephone protocol and regulatory standards. The unique (patent pending) iPOTS™ circuit allows most test heads to perform both narrow and wideband testing of the local loop through the central office POTS Splitter without having to physically disconnect the POTS Splitter, thereby eliminating the need to dispatch personnel and a truckroll. The Company anticipates future demand for this product, as it significantly reduces the cost of deploying and maintaining DSL services. Also recently developed is the DSL loop extender product called mPhaseStretch. This product extends the service distance for the mPhase Traverser™ and can be used in conjunction with other DSL services. The Company anticipates future demand for the Stretch loop extender product as it addresses a primary issue in DSL services.

GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses were $543,627 for the three months ending March 31, 2003 down from $1,261,713 or a decrease of $718,086 for the comparable period in 2002. The decrease in the selling, general and administrative costs included a decrease of non-cash charges relating to the issuance of common stock and options to consultants, which totaled $88,282 for the three months ended March 31, 2003 as compared to $737,407 or a decrease of $649,125 of such charges. The remaining decrease of $70,961 in selling, general and administrative costs were the aggregate of various administrative expenses which the Company has made a concerted effort to contain.

Back to Contents

NET LOSS

      The Company recorded a net loss of $1,586,813 for the three months ended March 31, 2003 as compared to a loss of $1,807,547 for the three months ended March 31, 2002. This represents a loss per common share of $.02 for the three month period ended March 31, 2003 as compared to a loss per common share of $.03 for the three months ending March 31, 2002; based upon weighted average common shares outstanding of 65,956,810 and 55,606,168 during the periods ending March 31, 2003 and 2002, respectively.

      The Company believes the initial major deployments and the resultant revenues of its Flagship products, the Traverser™, the INI Set Top Box and Simple TV Platform are not expected until the first half of fiscal year 2004, which along with any upturn of spending in the telephone industry will also increase sales and improve the Company’s margins and provide the Company with the opportunities to attain profitability.

NINE MONTHS ENDED MARCH 31, 2003 VS. MARCH 31, 2002

REVENUE

      Total revenues were $981,591 for the nine months ended March 31, 2003 compared to $1,948,351 for the nine months ended March 31, 2002. The decrease was attributable to slowing sales in the first quarter of fiscal year 2003, which has continued through the third quarter, of the Company’s POTS Splitter product line, caused by the general downturn in the telecommunications market, including customers that order component products from the Company. The Company continues to believe that its line of POTS Splitter products is positioned to be competitively priced with high reliability and connectivity, and as such has the potential to be a significant part of DSL deployment worldwide. The Company cannot say when the demand for telecommunication equipment will resume.

COST OF REVENUES

      Cost of sales was $949,261 for the nine months ended March 31, 2003 as compared to $1,711,811 in the prior period, representing 96.7% and 87.9% of gross revenues, for the nine months ended March 31, 2003 and 2002, respectively. The margins have contracted dramatically as spending among the telecommunications providers has contracted, coupled with downward pressures related to the supply and demand of telecommunications products.

RESEARCH AND DEVELOPMENT

      Research and development expenses were $2,461,696 for the nine months ended March 31, 2003 as compared to $2,907,256 during the comparable period in 2002; or a decrease of $445,560. Such expenditures include $100,000 incurred with GTRC for the nine months ended March 31, 2003 as compared to $400,000 during the comparable period in 2002. In addition, the Company incurred additional research and development expenses for depreciation of test equipment and research and development costs incurred with Microphase and other strategic vendors for the nine months ended March 31, 2003 of $2,361,696 as compared to $2,507,256 during the comparable period in 2002. Depreciation expenses for research and development were $659,767 and $586,427 for the nine months ended March 31, 2003 and 2002, respectively.

      The remaining expenses other than research and development with GTRC (which decreased for the nine months ended March 31, 2003 by $145,560) consisted of an increase of $668,750, an increase of $73,000 of depreciation and a decrease of $718,560 in other strategic vendors including Microphase and the Company’s joint venture partner, mPhase Television.net.

      The new charges incurred, $668,750 with Lucent Technologies, Inc., consisted of $300,000 incurred on development of the Broadcast Television Switch for use with Lucent’s Stinger® DSL product, $343,750 incurred for the cost reduction effort for mPhase’s set top box. In addition, $25,000 was incurred for software development associated with mPhase’s iPOTS3 product.

Back to Contents

      The elements attributing to the decrease in other research and development expenses included a decrease in the operations of the Company’s joint venture, mPhase Television.net. The major costs incurred by the joint venture were payroll expenses attributable to research and development of the Company’s transmission capabilities and acquisition of television content. Costs incurred by the joint venture during the nine months ending March 31, 2002 were $227,000 as compared to $31,000 for the nine months ending March 31, 2003. Additionally, this decrease can be attributed to the Company abandoning certain research projects on DSL components the Company believed were no longer commercially viable at this time, this approximated $425,000.

      The decrease in research expenditures incurred with GTRC is due to the Company’s nearing completion of the design and manufacture of prototypes of the original set top box and the central office equipment associated with its Traverser™ product in 2002. The Company’s project with Lucent provides for cost reduction of the set top box and other product enhancements as well as development of a Broadcast Television Switch for use with Lucent’s Stinger® product. To date expenses incurred with respect to such project are $300,000 for the nine months ended March 31, 2003.

      Research expenditures incurred with Microphase were related to the continuing development of the Company’s DSL component products, including the Company’s line of POTS Splitters and Microfilters and the Company’s newest products, the iPOTS™ and the mPhase Stretch. We believe the mPhase iPOTS™ offers a much needed solution for the DSL industry; the iPOTS™ enables telcos to remotely and cost-effectively perform loop management and maintenance including line testing, qualification and troubleshooting. Prior to the introduction of the iPOTS™, loop management could not be remotely performed through a conventional POTS Splitter without the use of expensive cross connects or relay banks because of the mandatory DC blocking capacitors in traditional POTS splitters, as required by various telephone protocol and regulatory standards. The unique (patent pending) iPOTS™ circuit allows most test heads to perform both narrow and wideband testing of the local loop through the central office POTS Splitter without having to physically disconnect the POTS Splitter, thereby eliminating the need to dispatch personnel and a truckroll. The Company anticipates future demand for this product, as it significantly reduces the cost of deploying and maintaining DSL services. Also recently developed is the DSL loop extender product called mPhaseStretch. This product extends the service distance for the mPhase Traverser™ and can be used in conjunction with other DSL services. The Company anticipates future demand for the Stretch loop extender product as it addresses a primary issue in DSL services.

GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $2,143,882 for the nine months ending March 31, 2002, down from $5,376,709 or a decrease of $3,232,827 from the comparable period in 2002. The decrease in the selling, general and administrative costs included a decrease of non-cash charges relating to the issuance of common stock and options to consultants, which totaled $548,717 for the nine months ended March 31, 2003 as compared to $2,441,659 during the comparable period in 2002, or decrease of $1,892,942 of such charges. Other elements contributing to the decrease in selling, general and administrative expenses included; a decrease in payroll from approximately $600,000 to $280,000; reduced usage of outside consultants from approximately $716,000 to $295,000, reduced marketing expense such as trade shows from $296,000 to $141,000, a decrease in the Company’s joint venture operations from $78,000 to $1,000, a decrease in insurance from $134,000 to $19,000, all of which combined to an approximated decrease of $1,088,000.

NET LOSS

      The Company recorded a net loss of $5,008,209 for the nine months ended March 31, 2002 as compared to a loss of $8,959,447 for the nine months ended March 31, 2003. This represents a loss per common share of $.08 for the nine month period ended March 31, 2003 as compared to a loss per common share of $.19 for the nine months ending March 31, 2002 based upon weighted average common shares outstanding of 64,238,350 and 47,346,621during the periods ending March 31, 2003 and 2002, respectively.

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

STOCK-BASED COMPENSATION

     The Company follows the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-based Compensation”. SFAS No 123 encourages, but does not require companies to record compensation expense for stock-based employee compensation at fair value. As permitted, the Company has elected to continue to account for stock-based compensation to employees using the intrinsic value method presented in Accounting Principles Board (“APB”) Opinion No.25 “Accounting for Stock Issued to Employees” and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair valued-based method, as defined, had been applied. Compensation expense is generally measured on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

     The Company accounts for non-employee stock based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more readily determinable.

Back to Contents

INVENTORY RESERVE AND VALUATION ALLOWANCE

     The Company carries its inventory at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists mainly of the Company’s POTS Splitter Shelf and Filters. In determining the lower of cost or market, the Company periodically reviews and estimates a valuation allowance to reserve for technical obsolescence and marketability. The allowance represents management’s assessment and reserve for the technical obsolescence based upon the inter-operability of its component products, primarily filters and splitters, with presently deployed and next generation DSL infrastructures as well as a reserve for marketability based upon current prices and the overall demand for the individual inventory items. Material changes in either the technical standards of future DSL deployments or further erosion in the demand for deployments of DSL infrastructures could affect the estimates and assumptions resulting in the amounts reported. Actual results could differ from these estimates.

MATERIAL RELATED PARTY TRANSACTIONS

     The Company records material related party transactions. The Company incurs costs for engineering, design and production of prototypes and certain administrative functions from Microphase Corporation and the purchase of finished goods, primarily consisting of DSL splitter shelves and filters, from Janifast Limited. The Company has incurred costs for obtaining transmission rights. This enabled the Company to obtain re-transmission accreditation to proprietary television content that the Company plans to provide with its flagship product, the Traverser™ within its incorporated joint venture mPhase Television.net, in which the Company owns a 56.5% interest.

     The Company has also incurred charges for beta testing and on-site marketing, including the display of a live working model at Hart Telephone. In addition, the Company has entered into a supply agreement with Hart Telephone, which is scheduled to commence upon the commercial production of the Traverser™. A member of mPhase’s board of directors is employed by Lintel, Inc., the parent corporation of Hart Telephone.

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

Back to Contents

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2003 mPhase had working capital deficit of $2,242,206 as compared to working capital of $399,321 at June 30, 2002. Through March 31, 2003, the Company had incurred development stage losses totaling approximately $106,374,495. At March 31, 2003, the Company had approximately $1,235 of cash, cash equivalents and approximately $91,270 of trade receivables to fund short-term working capital requirements. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) continue the wide scale development, deployment and marketing of its products.

     Historically, mPhase has funded its operations and capital expenditures primarily through private placements of common stock. Management expects that its ongoing financial needs will be provided by financing activities and believes that the sales of its line of POTS Splitter products and other related DSL component products will provide some offset to cashflow used in operations, although there can be no assurance as to the level and growth rate of such sales in future periods as seen with quarter to quarter fluctuations in component sales. At March 31, 2003, the Company had cash and cash equivalents of $1,235 compared to $47,065 at June 30, 2002, net accounts receivable of $91,270 and net inventory of $2,592,587. This compared to $273,780 of net accounts receivable and $3,342,716 of net inventory at June 30, 2002.

     Cash used in operating activities was $824,169 during the nine months ending March 31, 2003. The cash used by operating activities principally consists of the net loss, the net decrease in inventory, the net decrease in accounts receivable offset by the increase in depreciation and amortization, and by non-cash charges for common stock options and warrants issued for services and increased accrued expenses.

     The Company has entered into various agreements with GTARC, pursuant to which the Company receives technical assistance in developing the Digital Video and Data Delivery System. The Company has incurred expenses in connection with technical assistance from GTARC totaling approximately $400,000, $100,000, for the nine month periods ended March 31, 2003 and 2002, respectively, and $13,524,300 from the period from inception through March 31, 2003. The Company and GTRC entered into a Memorandum of Intent, on October 14, 2002 and revised on November 12, 2002, which would result in the settlement of all amounts outstanding and the exchange of mutual releases in consideration for two term Notes totaling approximately $624,000 with varied payments through 2007 and warrants to purchase shares of the Company’s common stock through 2007. The Company and GTARC are continuing negotiation of final documentation based upon such Memorandum of Intent. mPhase is the sole, worldwide licensee of the technology developed by GTARC in conjunction with the Traverser™ product line. Upon completion of the commercial product, GTRC may receive a royalty of up to 5% of product sales.

     During the nine months ending March 31, 2003, certain strategic vendors and related parties converted approximately $1,875,640 of accounts payable and accrued expenses into 5,873,333 shares of the Company’s common stock and 3,491,800 warrants.

     As of March 31, 2003, mPhase is obligated to pay Lucent Technologies, Inc., the sum of $100,000 per month through November of 2003 for development of mPhase’s new Broadcast Television Switch that will enable the Lucent Stinger® Digitial Subscriber Line Technology to deliver television as well as data and voice over copper telephone lines. MPhase has no other material commitments for capital expenditures.

Back to Contents

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT’S PLANS

     From inception (October 2, 1996) through March 31, 2003 the Company had incurred development stage losses and has an accumulated deficit of $106,374,495 and a stockholder’s deficit of $2,728,692. Cumulatively and for the nine months ended March 31, 2003, the Company had negative cash flow from operations of $43,226,864 and $824,169, respectively. The report of the Company’s outside auditors’, Rosenberg, Rich, Baker, Berman and Company with respect to its latest audited 10k for the fiscal year ended June 30, 2002 stated that “there is substantial doubt of the Company’s ability to continue as a going concern”. Management estimates that the Company will need to raise approximately $2,000,000 during the next 12 months to continue operations.

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

     We have evaluated our cash requirements for fiscal year 2003 based upon certain assumptions, including our ability to raise additional financing and increased sales of our POTS splitter. The Company anticipates that it will need to raise approximately $2,000,000 primarily in private placements of its common stock with accredited investors, during the next 12 months, or alternatively we will need to curtail certain expenses as incurred at the present levels including marketing and research and development expenses. Additional investment in technology design to reduce the cost of the Traverser™ will be necessary over the next 12 months. In the long-term, the Company may invest additional funds annually on research and development of the Traverser™ product line based upon sales levels, changes to technology and the overall success of the Company attaining sufficient financing until such time as it achieves profitable operations.

     Should these cash flows not be available to us, we believe we would have the ability to revise our operating plan and make certain further reductions in expenses, so that our resources which were available at June 30, 2002, plus financing to be secured during fiscal year 2003, and expected POTS splitter revenues, will be sufficient to meet our obligations until the end of fiscal year 2003. We have continued to experience operating losses and negative cash flows. To date, we have funded our operations with a combination of component sales debt conversions with related parties and strategic vendors, and private equity offerings. Management believes that we will be able to secure the necessary financing in the short-term to fund our operations into our next fiscal year. However, failure to raise additional funds, or generate significant cash flows through revenues, could have a material adverse effect on our ability to achieve our intended business objectives.

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

PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     mPhase was advised in April 2002 that following an investigation by the staff of the Securities and Exchange Commission, the staff intended to recommend that the Commission file a civil injunctive action against Packetport.com, Inc. (“Packetport”) and its Officer’s and Directors. Such recommendation related to alleged civil violations by Packetport and such Officers and Directors of various sections of the Federal Securities Laws. The staff has alleged civil violations of Sections 5 and 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(d) of the Securities Exchanges Act of 1934. As noted in other public filings of mPhase, the CEO and COO of mPhase also serve as Directors and Officers of Packetport. At that time these persons advised mPhase that they deny any violation of law on their part and intend to vigorously contest such recommendation or action, if any. To date no action has been filed against Packetport, its Officers or Directors. mPhase is not named as a party in connection with this matter.

     From time to time mPhase may be involved in various legal proceedings and other matters arising in the normal course of business.

ITEM 2.   CHANGES IN SECURITIES

     Effective for the nine-month period ended March 31, 2003 the Company issued the following unregistered securities:

     During the nine months ending March 31, 2003, the Company granted 258,000 shares of its common stock to consultants for services performed. Additionally, effective for the nine months ended March 31, 2003, the Company issued 5,873,333 shares of the Company’s common stock and 3,491,800 warrants in connection with the extinguishments of debt and 1,126,669 shares of its common stock together with a like amount of warrants in a private placement.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

Back to Contents

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS.

None.

(b)	Reports on Form 8-K.

Reported on February 27, 2003-mPhase and Lucent Technologies, Inc. team to create a hybrid, Best-In-Class Television over DSL Solution Business/High Tech Editors.

Reported on May 8, 2003-Agreement with Lucent Technologies, Inc. allowing mPhase to bundle Lucent’s Stinger® DSL Access Concentrator into mPhase’s leading-edge television-over DSL package.

Back to Contents

SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: May 12, 2003	By: /s/ Martin S. Smiley

Martin S. Smiley Executive Vice President Chief Financial Officer and General Counsel

Back to Contents

mPHASE TECHNOLOGIES, INC.
Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

      I, Ronald A. Durando, President and Chief Executive Officer (“principal executive officer”) of mPhase Technologies, Inc. (the “Registrant”), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended March 31, 2003 of the Registrant (the “Report”):

      (1) The Report fully complies with the requirements of Section 13(a)[15(d)] of the Securities Exchange Act of 1934, as amended; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ Ronald A. Durando
Name:	Ronald A. Durando President and Chief Executive Officer

Date:	May 12, 2003

Back to Contents

mPHASE TECHNOLOGIES, INC.
Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

      I, Martin S. Smiley, Executive Vice President, Chief Financial Officer and General Counsel (“principal executive officer”) of mPhase Technologies, Inc. (the “Registrant”), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended March 31, 2003 of the Registrant (the “Report”):

      (1) The Report fully complies with the requirements of Section 13(a)[15(d)] of the Securities Exchange Act of 1934, as amended; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ Martin S. Smiley
Name:	Martin S. Smiley Executive Vice President Chief Financial Officer and General Counsel

Date:	May 12, 2003

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

     The undersigned, the Chief Executive Officer of mPhase Technologies Inc., a New Jersey Corporation (the “Company”) hereby certifies, for purposes of documenting the steps followed by the officer in connection with the execution and delivery to the Securities and Exchange Commission of the attached certification, as follows:

     (1) I reviewed in detail the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the “Report”) shortly before the certification was provided.

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

Back to Contents

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

     I have executed this certification as of the 12th day of May 2003.

/s/ Ronald A. Durando
Name: Ronald A. Durando Chief Executive Officer

Back to Contents

mPhase Technologies Inc.
Certification of Procedures Followed in Connection
with Sarbanes-Oxley Act Certification

     The undersigned, Executive Vice President, Chief Financial Officer and General Counsel of mPhase Technologies Inc., a New Jersey Corporation (the “Company”) hereby certifies, for purposes of documenting the steps followed by the officer in connection with the execution and delivery to the Securities and Exchange Commission of the attached certification, as follows:

     (1) I reviewed in detail the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, (the “Report”) shortly before the certification was provided.

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

     I have executed this certification as of the 12th day of May 2003.

/s/ Martin S. Smiley
Name: Martin S. Smiley Executive Vice President Chief Financial Officer and General Counsel