Form 10-K/A
period 2002-06-30
MPHASE TECHNOLOGIES INC
filed 2003-07-29
CIK 825322

===============================================================================



                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------



                                  FORM 10-K/A


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE YEAR ENDED JUNE 30, 2002

                          COMMISSION FILE NO.000-24969
                              --------------------


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


                                (Title of Class)

                              --------------------


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

   Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to the Form 10-K.

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




===============================================================================
                           mPHASE TECHNOLOGIES, INC.


                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED JUNE 30, 2002

                               TABLE OF CONTENTS


                                                                            PAGE

                                     PART I

ITEM 1.       Business ........................................                3

ITEM 2.       Properties ......................................               14

ITEM 3.       Legal Proceedings ...............................               14

ITEM 4.       Submission of Matters to a Vote of Security
              Holders ........................................                15

                                     PART II

ITEM 5.       Market for Registrant's Common Equity and
              Related Stockholder Matters .....................               16

ITEM 6.       Selected Consolidated Financial Data ............               16

ITEM 7.       Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations ......................................               19

ITEM 8.       Financial Statements and Supplementary Data .....               27

ITEM 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial
              Disclosure ......................................               27

                                    PART III

ITEM 10.      Directors, Executive Officers and Key Employees
              of the Registrant ...............................               28

ITEM 11.      Executive Compensation ..........................               29

ITEM 12.      Security Ownership of Certain Beneficial Owners
              and Management ..................................               33

ITEM 13.      Certain Relationships and Related Transactions ..               34

                                     PART IV

ITEM 14A.     Exhibits, Financial Statement Schedules and
              Reports on Form 8-K .............................               36

              Report of Independent Public Accountants ........               F1

              Report of Certified Public Accountants ..........               F3

              Financial Statements ............................           F4-F11

              Notes to Financial Statements ...................          F12-F28

ITEM 14B.     Valuation and Qualifying Accounts ...............               40

ITEM 15.      Certifications ..................................               42

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

ITEM 1. BUSINESS


                      GENERAL DESCRIPTION OF THE BUSINESS

   mPhase Technologies, Inc. ("mPhase" or the "Company") is a development stage technology company headquartered in Norwalk, Connecticut. The Company is a developer of broadband communications products, specifically, digital subscriber line ("DSL") products for telecommunications service providers around the world. mPhase shares common office space and common management with Microphase Corporation, a privately-held corporation. Microphase is a seller of radio frequency and filtering technologies to the defense industry. Microphase has been in operation for almost 50 years and supports mPhase with engineering, administrative and financial resources, as needed.

   Since our inception in 1996, mPhase has been a development-stage company. Our primary activities have consisted of designing, manufacturing and testing our flagship product designed to deliver digital quality broadcast television over DSL, the Traverser(TM) Digital Video and Data Delivery System ("DVDDS"). The TRAVERSER(TM) is a patented end to end system that enables a telecommunications service provider to deliver up to 384 channels of motion picture entertainment group two ("MPEG-2") standard broadcast digital quality television, high speed internet and voice over copper telephone lines between a central office facility of the provider and a customer's premises. mPhase has not as yet derived any material revenues from sales of the Traverser(TM).

   The Traverser(TM) is a proprietary technology involving digital compression developed in conjunction with Georgia Tech Research Corporation which allows for the delivery of any channel to all users at any given time without any dilution in quality. The Traverser(TM) consists of an Access Shelf located at a central office and an Intelligent Network Interface set top box located in a telephone customer's home. Because it is an end to end system, the Traverser(TM) does not operate with other manufacturer's DSL central office equipment or customer premises equipment modems. The Traverser(TM) utilizes Asymmetric ("DSL") that allows for significantly more downstream than upstream bandwidth for transmission which is well suited for delivery of broadcast television. The system is the only system on the market that utilizes non-Internet Protocol ("IP") transmission.

   mPhase believes the Traverser(TM) is best suited for markets outside of the United States where fiber-optic infrastructure necessary for cable TV does not exist. Nevertheless, to facilitate sales of the Traverser(TM) in the United States, mPhase has established a joint venture, mPhaseTelevision.Net, Inc. ("mPhaseTV") with Alphastar International, Inc. ("Alphastar"). mPhaseTV has entered into licensing agreements with content originators for upwards of 80 channels of television content. mPhaseTV can provide a single source of licensing agreements for service providers interested in entering into the business of television over telephone wires. By being able to offer this service to potential customers, the Company believes it eliminates a potential barrier to purchase and/or speeds the time to market for its customers.

   mPhase also has designed and markets a line of DSL component products ranging from commodity items such as Plain Old Telephone Service ("POTS") splitters to innovative loop management products. From our inception in 1996 to date virtually all of mPhase's revenue have been derived from sales of our commodity DSL products such as POTS splitters and low pass filters.

   Our most recent innovation in our suite of DSL component products is the recently introduced iPOTS OR intelligent POTS Splitter product. The iPOTS product is designed to allow a telecommunications service provider to remotely trouble-shoot and maintain both their narrowband voice and wideband DSL services over the copper loop. This streamlines the process of rolling-out and deploying DSL services. Prior to the introduction of this product, telephone service providers had to deploy personnel to manually intervene so that test signals could be passed through the loop network. This product marks an advancement in automating loop management and should reduce the cost of a telephone service provider to deploy DSL services.

   mPhase has recently established a worldwide distribution agreement with Corning Cable Systems for the sale of the iPOTS product. Utilizing Corning as a distribution channel expands exposure for this product, as Corning is one of the largest vendors of central office DSL filtering equipment.


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


   On March 26, 1998 the Company entered into a Licensing Agreement with Georgia Tech Research Corporation ("GTRC") in which mPhase became the exclusive licensee of all patents received by GTRC in connection with development of the Traverser(TM), GTRC receives a royalty equal to 5% of gross sales of the Traverser(TM) and 30% of any "lump sum payments" under the terms of its license, as amended.

   On June 25, 1998, mPhase acquired Microphase Telecommunications, Inc., a Delaware corporation, from Microphase Corporation by issuing 2,500,000 shares of its common stock. Microphase Telecommunications' principal assets were patents and patent applications utilized in the development of its proprietary Traverser(TM) technology.


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

   Our flagship installation, Hart Telephone, has completed the building and development of its digital headend during the fourth quarter of 2001. The completion of their digital headend marks the move from beta to commercial deployment of the Traverser(TM) platform. Hart currently has approximately 100 customers receiving about 90 channels of television services.


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

Products & Services

 Traverser(TM) Digital Video and Data Delivery System


   mPhase's principal and flagship product, the Traverser(TM) Digital Video and Data Delivery System ("DVDDS"), is a patented end-to-end system enabling the delivery of digital broadcast television, analog voice service and high-speed data, as well as other ancillary services, over a single copper telephone wire.

   Telcos using the mPhase Traverser(TM) System need to build a digital video headend or programming and control center ("PCC") to downlink programmers of broadcast television from satellites. This includes installing a satellite receiving dish, off-the-shelf video equipment and mPhase's software to manage the video content at the PCC. Local off-air channels are received, digitized and combined with the signals received via satellite at the PCC. The PCC can be co-located with a single central office or ("CO") or remotely located and connected to each Central Office ("CO") via fiber not currently being used, fiber optic broadband loop or networks capable of transporting digital data utilizing standard communications protocol.

   The Traverser(TM) CO equipment, known as the mPhase Universal Access Shelf, integrates video signals from the PCC with Internet and voice signals. The output of the Universal Access Shelf consists of DSL "lines" capable of carrying a single digital quality broadcast television channel, high-speed data and POTS ("Plain Old Telephone Service") to subscribers over existing telephone lines.

   Upon reaching the home or business, the DSL line is fed into the mPhase intelligent network interface INI(TM), or digital set top box. The INI(TM) separates the three signals and routes them to the television, PC and telephone.

   The Company believes its product is unique and offers distinct competitive advantages for a number of reasons. Foremost, the patented bus architecture utilized by the Traverser(TM) allows a plurality of channels to be delivered to a plurality of users all of the time ensuring unequivocal system reliability. Additionally, because the Traverser(TM) does not utilize IP transport, it does not require potentially costly equipment associated with IP-based television delivery such as Asynchronous Transfer Mode ("ATM") switches, servers or routers, as well as other ancillary equipment. Instead, the Traverser(TM) offers a cost-effective method to deliver realtime broadcast television over copper phone wires. Additionally, the Traverser(TM) does not require an upgrade of the existing infrastructure thereby avoiding the capital expense required to support certain competing video over DSL platforms.

   Relative to other platforms that deliver voice, broadcast TV and data, we believe the Traverser(TM) is the most comprehensive solution on the market by virtue of its unique patented design focused on the most efficient delivery of Television. Our platform does not currently support some of the features that some of our DSL competitors have such as access to the Internet through a Television set, or being able to support multiple channels of television service over a single DSL line. In addition, our system does not currently support "video on demand" such as many cable competitors. Nevertheless for the delivery of single-channel broadcast TV, we believe our system is the most cost-effective, secure and highest quality delivery currently on the market. For our targeted markets where fiber-optic infrastructure does not exist, we believe the lack of advanced robust features is outweighed by the reliability, simplicity and cost-effectiveness of the Traverser(TM).

   To date, Next Level Communications appears to have the lead among our competitors in terms of the number of deployments of broadcast television over DSL. However, this solution requires very fast DSL ("VDSL") as opposed to our Asynametric DSL ("ADSL") solution which has a much shorter reach from its source and requires Fiber to the Neighborhood infrastructure. We believe the cost of such solution is prohibitive to many telecommunications service providers in the developing international markets where such an upgrade to such infrastructure is not economic.

   The Traverser(TM) utilizes technology that mPhase licenses exclusively from Georgia Tech Research Corporation ("GTRC") and DSL semiconductor chip technology purchased from GlobeSpan Semiconductor, Inc. Georgia Tech Applied Research Corporation ("GTARC") provides a significant portion of the engineering research and design to develop the Traverser(TM). The
Traverser(TM) also utilizes component technology developed by Microphase Corporation.

   The Traverser(TM) is currently deployed with only two customers, BMW Manfacturing in Spartanburg, South Carolina and Hart Telephone in Hartwell, Georgia and has not, as yet, generated material revenues for the Company.


Other Products

 POTS Splitter Shelves



   A Plain Old Telephone Service ("POTS") Splitter Shelf is a low pass/high pass filter that separates voice and data transmissions. POTS Splitter Shelves, are necessary to permit simultaneous voice and data transmissions over the same twisted copper wire pair. POTS Splitter Shelves and the individual cards that populate the shelf, separate and re-combine traffic traveling along each copper wire into the analog voice portion of a transmission and the digital data portion, so that each signal can travel independent of the other. This product allows for increased clarity of both voice and data information and decreased "cross talk", or interference.

   Our POTS Splitter products are available in a domestic and an European Harmonized version to service the international market as well as in a version that can support ADSL over ISDN lines.


 Intelligent POTS Splitter (iPOTS(TM)) and Universal Bypass


   We believe the mPhase iPOTS(TM) offers a much needed solution for the DSL industry; the iPOTS(TM) enables telcos to remotely and cost-effectively perform loop management and maintenance including line testing, qualification and troubleshooting from a telecommunication service provider from a CO. Prior to the introduction of the iPOTS(TM), loop management could not be remotely performed through a conventional POTS Splitter without the use of expensive cross connects or relay banks because of the mandatory direct current blocking capacitors in traditional POTS splitters, as required by regulatory standards. The (patent pending) iPOTS(TM) circuit allows test heads to perform both narrow and wideband testing of a local telephone loop for DSL data capabilities necessary to deploy DSL. This is done through the central office POTS Splitter without having to manually intervene, thereby eliminating the need to dispatch personnel from the telephone company to the field thus reducing the cost of deploying DSL.

   The iPOTS is a complete solution which includes a POTS Splitter as well as the bypass or "intelligent" functionality and mPhases's UniversalBypass product is a module containing the intelligent functionality which can be used with any vendor's POTS Splitter.


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

 mPhaseStretch


   mPhase has recently developed a new product known as the mPhaseStretch. This product is a digital loop extender that enhances the performance of the Traverser(TM) System by extending the transmission distance for the delivery of voice, video and data up to 30,000 feet. The mPhaseStretch is a powered device that is placed on the line at approximately 9,000 feet or before the signal begins to degrade. We believe, once additional testing is completed, the addition of the Stretch will give mPhase the greatest serviceable distance radius for the delivery of converged services over copper telephone wires. A universal version of the Stretch(TM), or a version interoperable with other vendor's DSLAM equipment is scheduled to be released later this year.


Microfilters


   We have developed a complete line of microfilters, including a 2 and 4 pole filter for use in single and multi-phone households, as well as a Network Interface Device Splitter. These products, similar to POTS Splitters, ensure clear and reliable service of voice and high-speed data when these two services reside on the same line.


Target Market


   mPhase's primary target market for the Traverser(TM) System includes international and rural, domestic telephone companies. Specifically, we believe the Traverser(TM) is the most competitive in markets that currently have limited access to multi-channel television services, such as many parts of Eastern Europe, Latin America and the Middle East, as well as parts of the rural United States.


   Our primary business is to develop and market the Traverser(TM) to domestic and international telephone companies and other communications service providers. We position the Traverser(TM) to be the most cost-effective, reliable, scaleable and easiest to operate TV-over-ADSL solution on the market.


   mPhase also markets its products in the U.S. to small, independent telephone companies. We believe our product is best suited in markets where the population is dispersed with relatively long loop lengths due to our advantage of having the longest serviceable distance radius. Additionally, smaller telcos tend to be more nimble and faster in their decision-making process. Also, many of these telcos are located in areas where the competition for television services is less intense than larger telcos located in urban markets.

   mPhase primarily markets the Traverser(TM) System to international telephone companies. Telephone companies around the world are experiencing negative pressures on their calling revenues, encroaching competition from technologies which were at one time complimentary (e.g., cable) and a need to increase their per subscriber revenue. Outside of the United States, telcos are particularly reliant on their copper infrastructure, as few countries have upgraded their infrastructure to optics. Beyond that, the options for pay-tv services outside the U.S. are, for the most part, limited. Consumers living abroad have less access to digital television, leaving international telcos well-positioned to capture a large percentage of the market. Hence, we believe the market conditions that exist abroad are stronger for our product than those that exist domestically.


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

mPhase Television.Net, Inc.


   mPhaseTV provides contracts, licensing agreements, marketing and legal support to service providers interested in deploying television over DSL. mPhaseTV has established licensing agreements and partnerships with content originators of broadcast TV thus allowing service providers to offer its subscribers a full complement of television programming. It is important to note that the role of mPhaseTV has changed since its inception. Originally, mPhaseTV was to act as a content aggregator, downlinking a complete lineup of channels, digitizing those channels and uplinking them via satellite for further delivery to each telco site. The benefit of mPhaseTV acting as a content aggregator was that service providers would not have to build a full-scale headend to downlink various broadcast programming from satellite delivery systems. A head-end includes encoders, and other equipment. However, recent advances in technology have significantly reduced the costs for a telephone company to build a full scale headend. Therefore the role of mPhaseTV is now targeted to providing the licenses as opposed to offering an aggregated content transport solution. Telephone companies purchasing content through mPhaseTV are thus required to build a full-scale digital headend.

   We contributed the initial funding in March of 2000 for the mPhaseTV, by lending it $1,000,000 at 8% per annum interest. The loan is repayable to us in common stock at the time that mPhase Television qualifies for listing in the NASDAQ Small Cap Market. We also contributed $20,000 in cash to the joint venture and granted options to Alphastar to purchase 200,000 shares of our stock for $4.00 per share. The agreement requires Alphastar to provide mPhaseTV the right to transmit television broadcasts over Alphastar's digital satellite network. On May 1, 2000, we acquired an additional 6.5% interest in mPhaseTV for an additional $1,500,000 in cash. We report mPhaseTV as a consolidated subsidiary.


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


   Relative to other platforms that deliver voice, video and data over DSL, we believe that mPhase has the only non-Internet-Protocol platform that we are aware of on the market. However, there are other IP-based platforms, such as the system offered by Alcatel and Lucent and Innovia that enable the same suite of services to be delivered using IP.


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

Satellite


   Satellite providers are at a distinct disadvantage with regard to competing in the converged services arena. While satellite delivered television services in the U.S. have experienced significant growth over the past several years, the ability for satellite providers to offer reliable, consistent and cost-effective high speed data is still in its infancy and too expensive to commercially deploy. Furthermore, satellite providers are not typically equipped to offer telephony services, unless they were to partner with a wireless telephony provider. Beyond that, particularly outside of the U.S., the direct-to-home satellite options are limited due to either low channel counts or unreliable quality. Satellite signals are often affected by weather events such as severe snow or rain, unlike DSL-delivered services which remain largely stable regardless of the weather pattern.


Manufacturing


   In late 1999, mPhase contracted with Flextronics, a major third party contract manufacturer, to manufacture a prototype of its Traverser(TM) central office equipment and Intelligent Network Interfaces(TM) Set

Top-Box. The Company terminated its relationship with Flextronics in March 2002. In general, mPhase subcontracts all of the manufacturing of our products to outside sources including related parties such as Janifast Ltd.


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


   Because we may license our technology and products in foreign markets, we may also seek foreign patent protection. With respect to foreign patents, the patent laws of other countries may differ significantly from those of the United States as to the patentability of our products or technology. In addition, it is possible that competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for, or may in the future apply for and obtain, patents which will have an adverse impact on our ability to make and sell our products. There can also be no assurance that competitors will not infringe on our patents or will not claim that we are infringing on their patents. Defense and prosecution of patent suits, even if successful, are both costly and time consuming. An adverse outcome in the defense of a patent suit could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease our operations.


   The intellectual property owned and licensed by the Company falls into two general categories, analog and digital intellectual property.

   mPhase owns the analog intellectual property which can be characterized as filter technology. This intellectual property includes:

   o Low pass filter shelves and POTS Splitters, which combine the Traverser(TM)DSL spectrum from the traditional voice service;

   o ADSL filters, which are filters that conform to the worldwide DSL standard and are utilized in the transmission of data and voice service; and

   o Bypass for telephone Splitter System, which enables an automated and remote bypass of the POTS Splitter so full metallic testing can be performed.

   We have a pending patent application which was filed in June 1999 claiming priority to three provisional patent applications for the analog portion of our technology.


   mPhase exclusively licenses our digital intellectual property from GTRC. We also have an exclusive, worldwide license to manufacture and market products using the technology developed by GTARC under our contract with them. The exclusive license with GTRC is applicable for the duration of their patent protecting the system design and other technology related to the Traverser(TM). The digital intellectual property that we license provides several unique aspects of the Traverser(TM). Among them is the backplane design, which provides every subscriber the ability to view any channel available. All subscribers in a given system could be watching the same channel at the same time. The intellectual property licensed exclusively to mPhase by GTRC includes the below mentioned patents.


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

Georgia Tech also has patents pending that protect:

   o apparatus and methods of remote control of the Intelligent Network Interface(TM); and,

   o systems and methods to provide subscribers means to playback previously recorded video content.

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


   To the best of our knowledge, there are no state or local laws to which we are subject that are relevant to our system from a regulation and certification standpoint. At the Federal level, we are subject to Federal Communications Commission (FCC) Regulations Under the Code of Federal Regulations, Title 47, Chapter 1, Part 15-RADIO FREQUENCY DEVICES, and Part 68-CONNECTION OF TERMINAL EQUIPMENT TO THE TELEPHONE NETWORK. Part 15 sets out the requirements to obtain a license for operating a radiator of electromagnetic energy, and the technical and administrative specifications relating to the marketing of such radiators. Part 68 sets out the rules and regulations to provide for uniform standards for the protection of the telephone network from harms caused by the connection of terminal equipment and associated wiring thereto, and for the compatibility of hearing aids and telephones so as to ensure that persons with hearing aids have reasonable access to the telephone network.

   Our products and equipment were designed to comply with the aforementioned rules and regulations. The POTS splitter and filter products were already certified with FCC Part 68. The Traverser(TM) is still undergoing FCC Part 15 certification process.

   Compliance with FCC rules and regulations allows our equipment to be marketed and sold in the United States. While the certification process and costs associated have no material effect on mPhase's financial condition, failure to comply with FCC rules and regulations would result in loss of revenue and additional costs on product revision and/or redesign.


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


                                  RISK FACTORS

               RISKS RELATED TO FINANCIAL ASPECTS OF OUR BUSINESS


   We will continue to incur losses from operations and negative cash flow for the foreseeable future and will need to depend on external funding which may not be available in the capital markets.

   We have not been profitable from our inception in October, 1996 and through June 30, 2002 we have (a) incurred substantial operating losses and net losses amounting to accumulated net losses of approximately $101,370,312 million and a stockholders' deficit of $42,849 respectively and (b) cumulative negative cash flow of approximately $42.4 million.

   The report of the Company's outside auditors' Rosenberg Rich Baker Berman & Company with respect for the fiscal year ended June 30, 2002 stated that there is substantial doubt of the Company's ability to continue as a going concern.

   We expect to continue to have net losses for the foreseeable future and management estimates that the Company will need to raise not less than $1.5 million in additional cash in the next 12 months through further offerings to continue our current level operations.

   We may be forced to raise additional cash for operations by selling additional shares of our common stock at depressed prices causing further dilution to our shareholders.

   Management estimates that the Company will need additional capital of $1.5 million between now and June 30, 2003 to continue operations (a) through a further reduction of our cash expenditures, (b) sales, (c) external funding or (d) a combination of the foregoing.

   We may be unsuccessful in raising additional needed capital in the current capital markets because of the depressed price of our stock as a telecommunications equipment provider.

   Our common stock is a highly speculative investment and is suitable only for such investors with financial resources that enable them to sustain the loss of their entire investment in such stock.

   Because the price of our common stock is less than $5.00 per share and is not traded on either the NASDAQ National or NASDAQ Small Cap exchanges it is considered to be a "penny stock" limiting the type of customers that broker-dealers can sell to consisting only of established customers and Accredited Investors (within the meaning of Rule 501 of Regulation D of the Securities Act of 1933, as amended) thereby limiting its liquidity.


                     RISK FACTORS RELATED TO OUR OPERATIONS


   We have had to date no material revenues derived from sales of our Traverser(TM) or our new line of Intelligence POTS Splitters.

   Sales from our POTS Splitter and other DSL products have experienced a significant decline as a result of the significant downturn in capital spending by telecommunications service providers during the past two years.

   Our Traverser(TM) product is undergoing a significant cost-reduction that will cost approximately $1 million which we will need to raise through the exercise of any warrant shares or through additional private placements of our common stock or through sales revenues of our component DDSL products.

   We depend upon GTRC for continued technical assistance in connection with deployment of the Traverser(TM) and our business would be materially adversely affected if GTRC were to terminate our relationship.

   We owe GTRC approximately $1.8 million and are attempting to finalize an agreement in principal to convert a portion of such payables into our common stock and a portion into a promissory note, however, no assurances can be given that such an agreement will be reached.

   Management contracts with our CEO and COO have recently expired and are currently being renegotiated and no assurances can be given that the Company will reach a new agreement with such key individuals.


                  RISK FACTORS RELATED TO OUR TARGETED MARKETS

   Our sales cycle for our Traverser(TM) product is lengthy (since it involves a major strategic decision by a telecommunications service provider or equipment vendor) and we may incur significant marketing expenses with no guarantee of future sales.

   Our Traverser(TM) product, that delivers voice, data and television are best suited to a telecommunications service providers outside of the United States where coaxial cable is not present.

   Selling internationally requires the ability to successfully sell infrastructure that is subject to regulation and other risks associated with doing business in countries outside of the United States.

   A significant market for our Traverser(TM) product may never develop if telephone service providers fail to successfully deploy broadband services including high speed data and television.

   Telephone service providers worldwide have significantly decreased capital expenditures for broadband as a result of the current economic downturn in the industry.

   Certain telephone companies (especially in developing international economies) may have copper wire infrastructure that is not of sufficient quality to accommodate the Traverser(TM).

   Our Traverser(TM) product may fail to meet foreign regulatory standards.

   Our customers may need to build a digital head-end to download television programming content from satellites involving a significant additional capital expenditure to utilize the digital Television capabilities of the Traverser(TM) product.

   The telecommunications equipment industry is subject to swift and continuing technological changes that could render the Traverser(TM) product obsolete.

   Intense competition in the telecommunications equipment market could limit or prevent our profitability.

   Our competitors that sell DSL systems that compete with the Traverser(TM) include much larger and better known and capitalized companies with significantly greater selling and marketing experience and financial resources such as ADC, Alcatel S.A., Calix Catena Networks, Copper Mountain, Advanced Fiber Communications, ECT Telecommunications, Ericsson, Fujistsu, Marconi, Motorola, NEC, Nortel, Huawei Technologies, Net to Net Technology, Nokia, UTS Starcom, DVTEL, Inc., Turnstone, Paradyne Networks, Samsung, 2 Wire, Siemens, TuT Systems, and Optibase Wesell.

   We also face competition from companies that provide infrastructure software products to deliver multi-channel digital television over telephone such as Imagic TV and Myrio Corporation.

   Our telephone service provider customers face competition from cable-based technologies, fixed wireless technologies and satellite technologies which may cause them not to deploy our Traverser(TM) product.

   Although the Traverser(TM) product is patent-protected and not the subject of any infringement allegations, the telecommunications industry, in general, is characterized by a large number of patents and frequent patent litigation based upon claims of patent infringement when compared to other industries.

   mPhase's products are subject to various regulations and certifications in different countries and no assumptions can be made that such products will achieve such certifications or satisfy regulatory compliance standards.


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


YEAR/QUARTER                                                       HIGH     LOW
                                                                  ------   -----
Fiscal year ended June 30, 2000
 First Quarter ...............................................    $ 9.25   $2.97
 Second Quarter ..............................................      6.19    2.50
 Third Quarter ...............................................     19.13    6.50
 Fourth Quarter ..............................................     14.13    6.00
Fiscal year ended June 30, 2001
 First Quarter ...............................................    $ 9.25   $3.00
 Second Quarter ..............................................      5.94    1.47
 Third Quarter ...............................................      3.38    1.22
 Fourth Quarter ..............................................      2.61    1.03
Fiscal year ended June 30, 2002
 First Quarter ...............................................    $ 1.67   $ .31
 Second Quarter ..............................................       .86     .31
 Third Quarter ...............................................       .62     .27
 Fourth Quarter ..............................................       .50     .23


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


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


   The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and notes included in this annual report. The statement of operations data from October 2, 1996

(date of inception) to June 30, 1997 and for the year ended June 30, 1998, and the balance sheet data as of June 30, 1997 and 1998, are derived from financial statements that have been audited by Schuhalter, Coughlin & Suozzo, LLC, independent auditors, and are included in this document. The statement of operations data for the years ended June 30, 1999, 2000, and 2001 and the balance sheet data as of June 30, 1999, 2000, and 2001 are derived from financial statements that have been audited by Arthur Andersen LLP., independent auditors. The statement of operations data for the year ended June 30, 2002 and the balance sheet data as of June 30, 2002 have been audited by Rosenberg Rich Baker Berman & Company, independent auditors, and are included in this document.




                                            From Inception                      Year Ended June 30,
                                          (October 2, 1996)     -----------------------------------------------------
                                           to June 30 1997        1998          1999           2000          2001           2002
                                          -----------------    ----------   -----------    -----------    -----------   -----------
                                                                      (in thousands, except share data)
STATEMENT OF OPERATIONS DATA:
Total revenues ........................       $       --       $       --   $        --    $       279    $    10,524   $     2,582
                                              ----------       ----------   -----------    -----------    -----------   -----------
Costs and Expenses:
 Cost of sales ........................               --               --            --            132          5,805         2,415
 Research and
   development.........................              192            2,297         3,563         10,157         10,780         3,820
 Licensing Fees .......................               37              450            --             --             --            --
 General and
   administrative......................              541            1,710         4,683         17,516         16,151         6,490
 Depreciation and
   amortization........................               11               29           410            471            660           670
 Non-cash compensation
   charge..............................               --               --        13,003         10,343          1,171           548
                                              ----------       ----------   -----------    -----------    -----------   -----------
Operating loss ........................             (781)          (4,036)      (21,659)       (38,340)       (24,043)      (11,361)
Other income (expense), net ...........               --             (305)       (1,162)            20             --            31
Interest income (expense) .............               --               --           (18)           158             43           (26)
                                              ----------       ----------   -----------    -----------    -----------   -----------
Net loss ..............................       $     (781)      $   (4,341)  $   (22,839)   $   (38,162)   $   (24,000)  $   (11,356)
                                              ==========       ==========   ===========    ===========    ===========   ===========
Basic and diluted net
loss per share ........................       $     (.10)      $     (.46)  $     (1.42)   $     (1.41)   $      (.72)  $      (.23)
                                              ==========       ==========   ===========    ===========    ===========   ===========
Shares used in basic and diluted
net loss per share ....................        7,806,487        9,336,340    16,038,009     26,974,997     33,436,641    49,617,280
                                              ==========       ==========   ===========    ===========    ===========   ===========



                                                                                              Year ended June 30
                                                                           --------------------------------------------------------
                                                                           1997     1998       1999       2000      2001      2002
                                                                          -----    -------   -------    -------    -------   ------
                                                                                                (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents .............................................   $ 162    $    --   $ 7,978    $ 6,432    $    31   $   47
Working capital (deficit) .............................................    (212)    (3,073)    4,936      3,557     (1,458)     (94)
Total assets ..........................................................     369      2,175    10,624     11,184      8,997    6,942
Long-term obligations, net of current portion .........................      --         --        --         --         90    1,625
Total stockholders' equity (deficit) ..................................   $ (23)   $  (915)  $ 6,974    $ 7,329    $ 1,865   $  728

   The statement of operations data as of the periods indicated below are derived from unaudited financial statements and include all adjustments (consisting of normal recurring items) that management considers necessary for a fair presentation of the financial statements.


                                                                                              Three months ended
                                                                            -------------------------------------------------------
                                                                           September 30    December 31     March 31       June 30
                                                                           ------------    -----------    -----------   -----------
                                                                                     (in thousands, except share amounts)
                                                                                                  (unaudited)
FISCAL 2002 QUARTERLY
STATEMENT OF OPERATIONS DATA:
Total revenues .........................................................    $       537    $       545    $       866   $       634
                                                                            -----------    -----------    -----------   -----------
Costs and Expenses:
 Cost of sales .........................................................            457            530            724           704
 Research and development ..............................................          1,111          1,257            539           912
 General and administrative ............................................          2,644          1,471          1,262         1,114
 Depreciation and amortization .........................................            193            209            136           132
 Non-cash compensation charge ..........................................            217            170             93            68
                                                                            -----------    -----------    -----------   -----------
Operating loss .........................................................         (4,085)        (3,092)        (1,888)       (2,296)
Interest expense .......................................................            (10)            (1)            (5)          (10)
                                                                            -----------    -----------    -----------   -----------
Loss before other income (expense) .....................................          4,095          3,093          1,893         2,306
Other income (expense), net ............................................             32              5             86            19
                                                                            -----------    -----------    -----------   -----------
Net loss ...............................................................    $    (4,063)   $    (3,088)   $    (1,807)  $    (2,287)
                                                                            ===========    ===========    ===========   ===========
Basic and diluted net loss per share ...................................    $      (.10)   $      (.07)   $      (.03)  $      (.04)
                                                                            ===========    ===========    ===========   ===========
Shares used in basic and diluted net loss per share ....................     42,037,506     44,645,458     55,606,168    56,459,167
                                                                            ===========    ===========    ===========   ===========



                                                                                              Three months ended
                                                                            -------------------------------------------------------
                                                                           September 30    December 31     March 31       June 30
                                                                           ------------    -----------    -----------   -----------
                                                                                     (in thousands, except share amounts)
                                                                                                  (unaudited)
FISCAL 2001 QUARTERLY
STATEMENT OF OPERATIONS DATA:
Total revenues .........................................................    $     1,865    $     5,231    $     2,959   $       469
                                                                            -----------    -----------    -----------   -----------
Costs and Expenses:
 Cost of sales .........................................................            872          2,779          1,689           465
 Research and development ..............................................          3,162          3,318          2,220         2,080
 General and administrative ............................................          3,125          2,968          2,873         7,185
 Depreciation and amortization .........................................            123            136            200           201
 Non-cash compensation charge ..........................................            362            356            232           221
                                                                            -----------    -----------    -----------   -----------
Operating loss .........................................................         (5,779)        (4,326)        (4,255)       (9,683)
Interest income ........................................................             28              8              4             3
                                                                            -----------    -----------    -----------   -----------
Net loss ...............................................................    $    (5,751)   $    (4,318)   $    (4,251)  $    (9,680)
                                                                            ===========    ===========    ===========   ===========
Basic and diluted net loss per share ...................................    $      (.18)   $      (.13)   $      (.12)  $      (.27)
                                                                            ===========    ===========    ===========   ===========
Shares used in basic and diluted net loss per share ....................     31,562,727     32,324,964     34,205,000    35,702,797
                                                                           ============    ===========    ===========   ===========

                                                                                              Three months ended
                                                                            -------------------------------------------------------
                                                                           September 30    December 31     March 31       June 30
                                                                           ------------    -----------    -----------   -----------
                                                                                     (in thousands, except share amounts)
                                                                                                  (unaudited)
FISCAL 2000 QUARTERLY
STATEMENT OF OPERATIONS DATA:
Total revenues .........................................................    $        --    $        --    $        40   $       240
                                                                            -----------    -----------    -----------   -----------
Costs and Expenses:
 Cost of sales .........................................................             --             --             19           113
 Research and development ..............................................          1,491          1,904          2,858         3,904
 General and administrative ............................................          1,164          1,184          7,542         7,626
 Depreciation and amortization .........................................            114            116            118           123
 Non-cash compensation charge ..........................................             46             42          5,234         5,022
                                                                            -----------    -----------    -----------   -----------
Operating loss .........................................................         (2,815)        (3,246)       (15,731)      (16,548)
Other income, net ......................................................             --             --             --            20
Interest income ........................................................             18             41             57            42
                                                                            -----------    -----------    -----------   -----------
Net loss ...............................................................    $    (2,797)   $    (3,205)   $   (15,674)  $   (16,486)
                                                                            ===========    ===========    ===========   ===========
Basic and diluted net loss per share ...................................    $      (.11)   $      (.12)   $      (.56)  $      (.55)
                                                                            ===========    ===========    ===========   ===========
Shares used in basic and diluted net loss per share ....................     24,942,965     25,907,602     27,743,996    29,729,060
                                                                            ===========    ===========    ===========   ===========


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


   From mPhase's inception, the operating activities have related primarily to research and development, establishing third-party manufacturing and distribution relationships and developing product brand recognition among telecommunications service providers. These activities included establishing trials and field tests of the Traverser(TM) product with Hart Telephone Company in Georgia and establishing a core administrative and sales organization.

   The Company has incurred net losses totaling approximately $101.4 million during the development of its flagship product. In fiscal 2001, the Company had anticipated that the sales of its component products would be able to supplement the underwriting of the completion of our flagship product, the Traverser(TM). In fiscal 2002 these sales declined with the overall decline of DSL deployments and spending in the telephonic industry. The Company believes that sales of its POTS splitter product will continue to be slow during most of fiscal year 2003 until telecommunications spending increases. The Company believes that its new iPOTS product will benefit from some of the existing DSL deployments in the future. Until such time such revenues are realized, the Company intends on maintaining its reduced cost structure to minimize its losses, which management believes will permit the Company to ultimately achieve profitability. The Company believes the initial major deployments and the resultant revenues of its flagship product, the Traverser(TM), are not expected until late in fiscal year 2003 or the first part of its fiscal year 2004, which along with any upturn of spending in the telephonic industry will increase sales and improve the Company's margins and provide the Company the opportunity to attain profitability.


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


   Cost of revenues. Cost of sales was $2,415,129 for the year ended June 30, 2002 as compared to $5,804,673 in the year ended June 30, 2001. Cost of revenues declined for the twelve months ended June 30, 2002 compared to the prior period ending June 30, 2001 primarily because of decreased sales. Operating margins for the period ended June 30, 2002 were 6%. The margins have varied dramatically as spending among telecommunication providers has contracted, coupled with downward pressures related to the supply and demand of telecommunications products. The single most significant reason the margins decreased dramatically was due to the reduced selling price of our POTS Splitter product. Additionally, the Company has offered discounts to certain customers in the period ended June 30, 2002 causing the margin to decrease. These discounts were to exisiting customers to accelerate collections and amounted to $14,389 for the period.


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


   The decrease in research and development expenses with Microphase is due to the completion of the development of the POTS Splitter product line. The decrease in research and development expense of approximately $3.1 million is due to the termination of the Company's relationship with a third party manufacturer, Flextronics, with whom the Company had incurred substantial costs for prototypes and pre-manufacturing costs.

   The decrease in research expenditures incurred with GTRC is due to the Company's nearing completion of the design and manufacture of proptypes of the set top box and the central office equipment associated with its Traverser(TM) product in 2002. Generally, as the Company anticipates the completion of its Traverser(TM) product, overall research and development expenses are expected to decline, with variations based upon product cost reductions, product enhancements, if any, when such are undertaken. The Company anticipates the completion of its flagship product line and a leveling off of research and development costs to reduce the demands on working capital and in turn, this will have a positive effect on the Company's financial position going forward.

   Research expenditures incurred with Microphase were related to the continuing development of the Company's DSL component products, including the Company's line of POTS Splitters and Microfilters and the Company's newest products, the iPOTS(TM) and mPhase Stretch. We believe the mPhase iPOTS(TM) offers a much needed solution for the DSL industry; the iPOTS(TM) enables telcos to remotely and cost-effectively perform loop management and maintenance including line testing, qualification and troubleshooting. Prior to the introduction of the iPOTS(TM), loop management could not be remotely performed through a conventional POTS Splitter without the use of expensive cross connects or relay banks because of the mandatory direct current blocking capacitors in traditional POTS splitters, as required by various regulatory standards. The unique (patent pending) iPOTS(TM) circuit allows most test heads to perform both narrow and wideband testing of the local loop through the central office POTS Splitter without having to physically disconnect the POTS Splitter, thereby eliminating the need to dispatch personnel and a truckroll. The Company anticipates significant demand for this product, as it significantly reduces the cost of deploying and maintaining DSL services. Also recently developed is the DSL loop extender product called mPhaseStretch. This product extends the service distance for the mPhase Traverser(TM) and can be used in conjunction with other DSL services. The Company anticipates significant demand for the Stretch loop extender product as it addresses a primary issue in DSL services.

   General and Administrative Expenses. Selling, general and administrative expenses were $6,490,373 for the year ended June 30, 2002 down from $16,150,711 for the comparable period in 2001. The decrease in the selling, general and administrative costs included a decrease of non-cash charges relating to the issuance of common stock and options to consultants, which totaled $2,445,561 for the year ended June 30, 2002 as compared to $6,227,552 during the comparable period in 2001. The decrease also occurred as a result of the reduction in workforce in Fiscal 2002 and the reduction in marketing expenses in Fiscal 2002 in response to the current contraction in the telecommunications equipment market. Other components of the decrease in selling, general and administrative expenses were a substantial decrease in payroll of approximately $1,100,000 to $450,000, use of outside consultants of approximately $870,000 to $70,000, marketing expenses such as trade shows of $1,200,000 to $270,000, and advertising expenses of $415,000 to $13,000, all of which approximated $2,800,000.


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


   The increase in other research and development expenses during Fiscal 2001 was due to a full year of operations of the Company's joint venture, mPhase Television.Net. The major costs incurred by this joint venture were payroll expenses attributable to research and development of the Company's transmission capabilities and acquisition of television content.


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

   As required, mPhase has adopted the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidelines on applying generally accepted accounting principals to revenue recognition based upon the interpretations and practices of the SEC. The Company recognizes revenue for its POTS Splitter Shelf and other DSL component products at the time of shipment, at which time, no other significant obligations of the Company exist, other than normal warranty support.

   The deferred revenues balance recorded on the Balance Sheet for the fiscal year ended June 30, 2002 is made up of three customer deposits consisting of $156,180 in the aggregate for the POTS product and of $58,000 for final customer acceptance of the Traverser(TM) product which will occur upon commercial production of such product.

RESEARCH AND DEVELOPMENT

   Research and development costs are charged to operations as incurred in accordance with Statement of Financial Accounting Standards ("SFAS"), No.2, "Accounting for Research and Development Cost."

INCOME TAXES

   mPhase accounts for income taxes using the asset and liability method in accordance with SFAS No.109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. Because of the uncertainty as to their future realizability, net deferred tax assets, consisting primarily of net operating loss carryforwards, have been fully reserved for. Accordingly, no income tax benefit for the net operating loss has been recorded in the accompanying financial statements.

   Utilization of net operating losses generated through June 30, 2002 may be limited due to "changes in control" of our common stock that occurred.

STOCK-BASED COMPENSATION

   The Company follows the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-based Compensation." SFAS No. 123 encourages, but does not require companies to record compensation expense for stock-based employee compensation at fair value. As permitted, the Company has elected to continue to account for stock-based compensation to employees using the intrinsic value method presented in Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair valued-based method, as defined, had been applied. Compensation expense is generally measured on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

   The Company accounts for non-employee stock based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more readily determinable.

INVENTORY RESERVE AND VALUATION ALLOWANCE

   The Company carries its inventory at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists mainly of the Company's POTS Splitter Shelf and Filters. In determining the lower of cost or market, the Company periodically reviews and estimates a valuation allowance to reserve for technical obsolescence and marketability. The allowance represents management's assessment and reserve for the technical obsolescence based upon the inter-operability of its component products, primarily filters and splitters, with presently deployed and next generation DSL infrastructures as well as a reserve for marketability based upon current prices and the overall demand for the individual inventory items. Material changes in either the technical standards of future DSL deployments or further erosion in the demand for deployments of DSL infrastructures could affect the estimates and assumptions resulting in the amounts reported. Actual results could differ from these estimates.

MATERIAL RELATED PARTY TRANSACTIONS

   The Company records material related party transactions. The Company incurs costs for engineering, design and production of prototypes and certain administrative functions from Microphase Corporation and the purchase of finished goods, primarily consisting of DSL splitter shelves and filters, from Janifast Limited. The Company has incurred costs for obtaining transmission rights. This enabled the Company to obtain re-transmission accreditation to proprietary television content that the Company plans to provide with its flagship product, the Traverser(TM) within its incorporated joint venture mPhase Television.Net, in which the Company owns a 56.5% interest.

   The Company has also incurred charges for beta testing and on-site marketing, including the display of a live working model at Hart Telephone. In addition, the Company has entered into a supply agreement with

Hart Telephone, which is scheduled to commence upon the commercial production of the Traverser(TM). A member of mPhase's Board of Directors is employed by Lintel, Inc., the parent corporation of Hart Telephone.

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


LIQUIDITY AND CAPITAL RESOURCES


   At June 30, 2002 mPhase had working capital of $399,321 as compared to working capital deficit of $1,458,227 at June 30, 2001. The Company believes this will be sufficient for its short-term liquidity. During fiscal year ending June 30, 2003 it is estimated that the Company will need to raise approximately $1.5 million to meet longer term liquidity needs. The primary reason for the improvement in the Company's working capital position at June 30, 2002, were the conversions of approximately $2.7 million of accounts payable and accrued expenses due to related parties and strategic vendors to equity, $1.5 million of accounts payable and accrued expenses due to strategic vendors into Notes payable and $1.8 million of accounts payable and accrued expenses due to related parties and strategic vendors expected to be converted to equity in fiscal 2003. Through June 30, 2002, the Company had incurred development stage losses totaling approximately $101,366,000. At June 30, 2002, the Company had cash and cash equivalents of $47,065 compared to $31,005 at June 30, 2001. Historically, mPhase had funded its operations and capital expenditures primarily through private placements of common stock. Management expects that its ongoing financial needs will be provided by financing activities and believes that the sales of its line of POTS Splitter products and other related DSL component products will provide some offset to cashflow used in operations, although there can be no assurance as to the level and growth rate of such sales in future periods as seen with quarter to quarter fluctuations in component sales. At June 30, 2002, the Company had accounts receivable of approximately $273,780 and inventory of $3.3 million. This compared to approximately $300,000 of accounts receivable and $4.3 million of inventory at June 30, 2001.


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

   During the twelve-month period ended June 30, 2002, the Company raised capital through private placements with accredited investors, whereby the Company issued 6,404,174 shares of the Company's common stock and 6,329,174 warrants each to purchase one share of the Company's common stock at an exercise price of $.30 per share and 75,000 warrants to purchase one share of the Company's common stock at an exercise price of $3.00 per share, generating gross proceeds of $1,973,750. The Company incurred no cash expenses and issued 576,469 shares of its common stock and 576,469 warrants each to purchase one share of its common stock at $.30 per share to finders, consultants and investment banking firms in connection with these private placements.


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


   We have evaluated our cash requirements for fiscal year 2003 based upon certain assumptions, including our ability to raise additional financing and increased sales of our POTS splitter. The Company anticipates that it will need to raise approximately $1.5 million additional monies primarily in private placements of its common stock with accredited investors, and/or a Rights Offering to all of the Company's current shareholders during the fiscal year which will end June 30, 2003, or alternatively we will need to curtail certain expenses as incurred at the present levels including marketing and research and development expenses. We have no commitments from affiliated or third parties to provide additional financing. In the event that we do not receive any proceeds from additional financings, we will attempt to further reduce expenditures and continue to operate the Company from sales revenue and any funding that may be available from affiliated companies. Additional investment in technology design to reduce the cost of the Traverser(TM) will be necessary over the next 12 months. In the long term, the Company may continue to invest additional funds annually on research and development of the Traverser(TM) product line based upon sales levels, changes to technology and the overall success of the Company attaining sufficient financing until such time as it achieves profitable operations.


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


   The information required by this item is set forth on pages F1-F28 attached hereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

   Executive officers are selected by the Board of Directors. No family relationships exist between any of the executive officers or directors. The following table sets forth certain information with respect to each person, who is an executive officer or director. mPhase's executive officers and directors as of June 30, 2002 are as follows:

NAME                                                    AGE         POSITION(S)
----                                                    ---         -----------
Necdet F. Ergul ................................         78         Chairman of the Board and Director
Ronald A. Durando ..............................         45         Chief Executive Officer and Director
Gustave T. Dotoli (2) ..........................         66         Chief Operating Officer and Director
David Klimek ...................................         49         Chief Technology Officer and Director
                                                                    Executive Vice President, General Counsel and Chief Financial
Martin Smiley ..................................         54         Officer
OUTSIDE DIRECTORS
Michael McInerney ..............................         46         Director
Anthony H. Guerino (1)(2) ......................         56         Director
Abraham Biderman (1)(2) ........................         54         Director

---------------
(1) Member of the Audit Committee
(2) Member of the Compensation Committee

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


   RONALD A. DURANDO is a co-founder of mPhase and has served as the Company's President, Chief Executive Officer and Director since its inception in October 1996. Since 1994, Mr. Durando has been an Officer of Microphase Corporation. Mr. Durando is not a Director of Microphase Corporation. From 1986-1994, Mr. Durando was President and Chief Executive Officer of Nutley Securities, Inc., a registered broker-dealer. In addition, Mr. Durando is also Chairman of the Board of Janifast, Ltd., a Hong Kong company, for operational and manufacturing companies in China. Mr. Durando is also President and a Director of PacketPort.com, Inc. ("Packet Port").

   GUSTAVE T. DOTOLI has served as mPhase's Chief Operating Officer since October 1996 and has been a Director since October 1996. Prior to joining the Company, Mr. Dotoli was President and CEO of State Industrial Safety, Inc. from 1986-1996. In addition, Mr. Dotoli currently serves as the Vice President of Corporate Development of Microphase Corporation. Mr. Dotoli is also a Director and Vice President of Packet Port. He is formerly the President and Chief Executive Officer of the following corporations: Imperial Electro-Plating, Inc., World Imports USA, Industrial Chemical Supply, Inc., SISCO Beverage, Inc. and Met Pack, Inc. Mr. Dotoli received a B.S. in Industrial Engineering from Fairleigh Dickenson University in 1959.


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

                           SUMMARY COMPENSATION TABLE



                                                                                                           LONG-TERM COMPENSATION
                                                                                                          -------------------------
                                                                                  ANNUAL COMPENSATION     RESTRICTED    SECURITIES
                                                                                 ---------------------      STOCK       UNDERLYING
                                                                         YEAR    SALARY        BONUS       AWARD(S)    OPTIONS/SARS
                                                                         ----   --------    ----------    ----------   ------------
Ronald A. Durando (1)................................................    2002   $388,504            --                   1,850,000
Chief Executive Officer and President                                    2001   $395,004            --          --       1,225,000
                                                                         2000    312,920    $2,398,032     157,500         250,000
Gustave Dotoli (1)...................................................    2002    313,504            --          --       1,225,000
Chief Operating Officer                                                  2001    342,917            --          --         860,000
                                                                         2000    231,670       362,000     232,500         175,000
David Klimek (1).....................................................    2002    106,606            --          --         162,500
Chief Technology Officer                                                 2001    175,577            --          --         110,000
                                                                         2000    106,500        30,000          --          50,000
Martin Smiley........................................................    2002    158,712                                   540,000
Executive Vice President                                                 2001    163,435            --          --         670,000
Chief Financial Officer and General Counsel                              2000         --            --          --              --

---------------
(1) Includes $7,500 annual stipend as a director.

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

                       OPTION GRANTS IN LAST FISCAL YEAR
                              (INDIVIDUAL GRANTS)


                              Number of      % of Total      Weighted                                    Potential Realizable Value
                             Securities     Option/SARS      Average         Weighted                         of Assumed Annual
                             Underlying      Granted to    Exercise or       Average                        Rates of Stock Price
                            Options/SARS    Employees in    Base Price     Market Price    Expiration         Appreciation for
Name                         Granted (#)    Fiscal Year     ($/Share)     on Grant Dates      Date           5 Year Option Term
                                                                                                          0%       5%         10%
 ------------------------   ------------    ------------   -----------    --------------   ----------    ---    --------   --------
Ronald A. Durando .......     1,850,000        28.1%           $.40            $.39           2007        0     $180,850   $421,975
-----------------------------------------------------------------------------------------------------------------------------------
Gustave T. Dotoli .......     1,225,000        18.6%           $.41            $.40           2007        0     $123,137   $286,895
-----------------------------------------------------------------------------------------------------------------------------------
David Klimek ............       162,500         2.5%           $.64            $.63           2007        0     $ 26,661   $ 60,875
-----------------------------------------------------------------------------------------------------------------------------------
Martin Smiley ...........       540,000         8.2%           $.37            $.36           2007        0     $ 48,313   $113,281
-----------------------------------------------------------------------------------------------------------------------------------


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

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES


                                                 Shares       Value         NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                Acquired     Realized      UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                                              on Exercise       $          OPTIONS AT YEAR END (#)            AT YEAR END ($)
                                              -----------    --------   -----------    -------------    -----------   -------------
                                                                        EXERCISABLE    UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
                                                                        -----------    -------------    -----------   -------------
Ronald A. Durando .........................        --           --       4,775,000           --             $--            $--
Gustave T. Dotoli .........................        --           --       3,035,000           --             $--            $--
David Klimek ..............................        --           --         947,500           --             $--            $--
Martin Smiley .............................        --           --       1,210,000           --             $--            $--


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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION


   The members of the Compensation Committee during fiscal 2002 were Messrs. Dotoli, Biderman and Guerino. Mr. Dotoli is the Chief Operating Officer. Neither Messrs. Biderman nor Guerino has been one of mPhase's officers or employees. Mr. Vickers resigned from the Board of Directors after fiscal year 2001 and has been replaced by Mr. Biderman on the Compensation Committee effective March 2002. None of the Company's directors or executive officers served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire Board of Directors) of another entity during fiscal 2002 that has a director or executive officer serving on mPhase's Board of Directors, except that Mr. Dotoli is also a member of the Board of Directors of PacketPort, a company in which Mr. Durando serves as Chief Executive Officer. Mr. Dotoli, together with Mr. Durando, is a controlling shareholder of Janifast. Janifast has produced components for the Traverser(TM), and may produce such components for mPhase in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth, as of August 26, 2002 certain information regarding the beneficial ownership of shares of our common stock:

   o by each of mPhase's directors;

   o by each person who is known by the Company to beneficially own 5% or more of the outstanding shares of common stock;

   o by each of the Company's executive officers named in the summary compensation table; and,

   o by all of the Company's executive officers and directors as a group.



                                                  OPTIONS AMOUNT
                                                    AND NATURE
   NAME AND ADDRESS OF BENEFICIAL OWNER(1)        OF BENEFICIAL    PERCENTAGE OF
    ---------------------------------------         OWNERSHIP       COMMON STOCK(2)
                                                  --------------   -------------
   Necdet F. Ergul (7)(10)....................       9,319,118         14.5%
   Ronald A. Durando (3)(7)(8)................      13,884,148         20.7%
   Gustave Dotoli (7)(8)(12)..................       4,051,366          6.3%
   J. Lee Barton (4)(6)(7)(9).................       7,703,219         12.6%
   David Klimek (7)(8)........................       1,340,000          2.1%
   Craig Vickers (9)..........................         159,000             *
   Lintel, Inc. (6)...........................       4,114,219          6.7%
   Abraham Biderman (5)(7)....................         277,733             *
   J. Allen Layman (7)(9).....................         140,000             *
   Anthony Guerino (7)........................         267,500             *
   Martin Smiley..............................       2,417,048          3.9%
   Michael McInerney (7)......................         124,500             *
   All executive officers and directors as a
    group (11) (eleven people) ...............      39,683,632           60%

---------------
*    Less than 1%
(1) Unless otherwise indicated, the address of each beneficial owner is 587 Connecticut Avenue, Norwalk, Connecticut 06854-1711.
(2) Unless otherwise indicated, mPhase believes that all persons named in the table have sole voting and investment power with respect to all shares of the Company shares beneficially owned by them. The percentage for each beneficial owner listed above is based on 60,807,508 shares outstanding on August 26, 2002, and, with respect to each such person holding options or warrants to purchase shares that are exercisable within 60 days after August 26, 2002, the number of options and warrants are deemed to be outstanding and beneficially owned by the person for the purpose of computing such person's percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

   The number of shares indicated in the table include the following number of shares issuable upon the exercise of warrants or options:


   Necdet F. Ergul .................................................   1,216,250
   Ronald A. Durando ...............................................   4,775,000
   Gustave Dotoli ..................................................   3,035,000
   J. Lee Barton ...................................................     295,000
   David Klimek ....................................................     947,500
   Martin Smiley ...................................................   1,085,000
   J. Allen Layman .................................................     140,000
   Craig Vickers ...................................................     159,000
   Abraham Biderman ................................................     272,500
   Anthony Guerino .................................................     267,500
   Michael McInerney ...............................................     120,500

(3) Includes 1,396,148 shares held by Durando Investment LLC, which Mr. Durando controls and 5,850,000 shares and 1,200,000 warrants held by Janifast and 230,000 shares owned by Karen and Ronald Durando Foundation; and 95,000 shares owned by Durando Charitable Remainder Trust.
(4) Includes 100,000 shares owned by Kim Barton, his wife and 100,000 shares owned by Betty Barton, his mother. Mr. Barton resigned in March 2002.
(5) Includes 5,233 shares of common stock, options and warrants for 195,000 shares of common stock. Does not include 1,103,225 shares held by Lipper & Co, where Mr. Biderman is a director.
(6) The address for Lintel, Inc. and J. Lee Barton, who is the Chief Executive Officer of Lintel, Inc. is 196 North Forest Avenue, P.O. Box 388, Hartwell, GA 30643.
(7) Includes options for 25,000 shares of common stock received as compensation for participation on the Board of Directors.
(8) Does not include contingent options exercisable only upon a change in control of our Company, not voted for by such person as a stockholder or director, Ronald Durando-3,000,000; Gustave Dotoli-1,500,000; David Klimek-150,000.
(9) Craig Vickers resigned as a Director in September 2001. J. Allen Layman and J. Lee Barton also resigned as Directors in 2002. Mr. Michael P. McInerney, President of Lintel, Inc. subsidiaries, was appointed to the Board at the Annual Shareholders Meeting.
(10) Includes 200,000 shares owned by Berrin Snyder, his daughter and 150,000 owned by Eda Peterson, his daughter. Also includes 4,469,534 shares and 2,200,000 warrants owned by Microphase Corporation, a company in which Mr. Ergul is the President and Chief Executive Officer.
(11) Includes Mr. Vickers and Mr. Layman, who resigned in September 2001 and March 2002, respectively.
(12) Includes 190,000 shares owned by Patricia and Gustave Dotoli Foundation; and 30,000 shares owned by Dotoli Charitable Remainder Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


   mPhase's President and Chairman of the Board of the Company are also officers of Microphase. (See Footnote 11 to Financial Statement entitled "Related Party Transactions".) On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000 and in January 2000 to $11,050 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development assistance. Microphase also charges fees for specific projects on a project-by-project basis. During the years ended June 30, 2000, 2001, 2002 and for the period from inception (October 2, 1996) to June 30, 2001, $2,547,847, $2,128,983,
1,212,594 and $6,576,424, respectively, have been charged to expense or inventory under these Agreements and is included in operating expenses in the accompanying consolidated statements of operations. Management believes that amounts charged to the Company by Microphase are commensurate to amounts that would be incurred if outside third parties were used.


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


   Our management is affiliated by employment at and/or ownership of a related group of companies, including Microphase Corporation, Complete Telecommunications, Inc. (which was dissolved subject to a settlement dated August 16, 1999), PacketPort.com, Inc. and Janifast Ltd., which may record material transactions with us. As a result of such affiliations, our management in the future may have conflicting interests with these affiliated companies.

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


ITEM 14A. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


   (a)(1) The following is a list of the financial statements, financial statement schedules and exhibits, which are included in this Annual Report on Form 10-K. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference.

                              FINANCIAL STATEMENTS



                                                                            PAGE
                                                                            ----
Report of Rosenberg Rich Baker Berman & Company ....................         F-1
Report of Arthur Andersen LLP ......................................         F-2
Report of Schuhalter, Coughlin & Suozzo, LLC .......................         F-3
Consolidated Balance Sheets as of June 30, 2001 and 2002 ...........         F-4
Consolidated Statements of Operations for the years ended June 30,
  2000, 2001 and 2002 and for the period from inception (October 2,
  1996) through June 30, 2002.......................................         F-5
Consolidated Statements of Changes in Stockholders' Equity
  (Deficit) for the period from inception (October 2, 1996) to June
  30, 1997 and for each of the four years in the period ended June
  30, 2002..........................................................       F6-10
Consolidated Statements of Cash Flows for the years ended June 30,
  2000, 2001 and 2002 and for the period from inception (October 2,
  1996) through June 30, 2002.......................................        F-11
Notes to Consolidated Financial Statements .........................        F-12

                         FINANCIAL STATEMENT SCHEDULES:

                                    EXHIBITS

 EXHIBITS
  NUMBER
REFERENCE                             DESCRIPTION
---------                             -----------

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

10.1* License Agreement, dated March 26, 1998, between the Company and Georgia Tech Research Corporation (incorporated by reference to
           Exhibit 10(e) to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no. 000- 24969)).

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

 EXHIBITS
  NUMBER
REFERENCE                             DESCRIPTION
---------                             -----------

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

10.12* Assignment Agreement, dated February 17, 1997, by and between the Company and Microphase Corporation. (incorporated by reference to Exhibit 10.12 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33- 63262)).

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


---------------
* Incorporated by reference.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of mPhase Technologies, Inc.:


   We have audited the accompanying consolidated balance sheets of mPhase Technologies, Inc. (a New Jersey corporation in the development stage) and subsidiaries as of June 30, 2002, and the related consolidated statements of operations, changes in stockholders' equity (deficit), cash flows and
Schedule II (Valuation and Qualifying Accounts, Item 14B) for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of mPhase Technologies, Inc. for the period from inception to June 30, 1999, 2000, 2001. Such amounts are included in the cumulative from inception to June 30, 2002 totals of the statements of operations, changes in stockholders' equity and cash flows and reflect total net loss of 89 percent of the related cumulative totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from inception to June 30, 2001, included in the cumulative totals, is based solely upon the report of the other auditors.


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


   As discussed in note 15 to the consolidated financial statements, management has expanded certain disclosures in the accompanying consolidated financial statements. The resulting changes from these expanded disclosures and additional schedules have no effect on the financial position and results of operations for the year ended June 30, 2002. As a result of these expanded disclosures, management has reissued the June 30, 2002 consolidated financial statements to reflect these expanded disclosures.


Rosenberg Rich Baker Berman & Company
Bridgewater, NJ


August 26, 2002, except for note 14 as to which the date is October 14, 2002 and except for note 15 as to which the date is July 28, 2003.

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

Arthur Andersen LLP

Stamford, Connecticut
October 12, 2001


   PURSUANT TO SEC RELEASE NO. 33-8070 AND RULE 437A UNDER THE SECURITIES ACT OF 1933, AS AMENDED, mPHASE TECHNOLOGIES, INC. HAS NOT RECEIVED WRITTEN CONSENT AFTER REASONABLE EFFORT TO USE THIS REPORT. THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP REPORT. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. WITH RESPECT TO THIS INSTANT 10K/A, YOU WILL NOT BE ABLE TO RECOVER AGAINST ARTHUR ANDERSEN LLP UNDER SECTION 11 OF THE SECURITIES ACT FOR ANY UNTRUE STATEMENTS OF A MATERIAL FACT CONTAINED IN THE FINANCIAL STATEMENTS AUDITED BY ARTHUR ANDERSEN LLP OR ANY OMISSIONS TO STATE A MATERIAL FACT REQUIRED TO BE STATED THEREIN.

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

Schuhalter, Coughlin & Suozzo, LLC

Raritan, New Jersey
January 28, 1999
                           mPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS
                                 JUNE 30, 2002



                                                              JUNE 30,
                                                    ----------------------------
                                                        2001            2002
                                                    ------------   -------------
                                     ASSETS
Current assets:
Cash and cash equivalents ......................    $     31,005   $      47,065
Accounts receivable, net of bad debt reserve of
  $29,218 and $2,906 respectively...............         292,434         273,780
Due from officer ...............................         100,000              --
Inventory ......................................       4,303,895       3,342,716
Prepaid expenses and other current assets ......         856,979         830,589
                                                    ------------   -------------
 Total current assets ..........................       5,584,313       4,494,150
                                                    ------------   -------------
Property and equipment, net ....................       2,198,845       1,742,186
Patents and licenses, net ......................       1,026,524         685,349
                                                    ------------   -------------
Other assets ...................................         187,500          20,830
                                                    ------------   -------------
 Total assets ..................................    $  8,997,182   $   6,942,515
                                                    ============   =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable ...............................       5,116,029       2,819,245
Accrued expenses ...............................       1,742,138         673,065
Due to related parties .........................         184,373          35,000
Note payable, current ..........................              --         353,339
Deferred revenue ...............................              --         214,180
                                                    ------------   -------------
 Total current liabilities .....................       7,042,540       4,094,829
                                                    ------------   -------------
Other liabilities ..............................          90,000       1,211,249
Other liabilities, related parties .............              --         665,068
Long-term debt, net of current portion .........              --       1,014,218
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY:
Common Stock, stated value $.01, 150,000,000
  shares authorized; 41,344,467, in 2001, and
  60,807,508 in 2002, shares issued and
  outstanding, respectively.....................         413,445         608,075
Additional paid-in capital .....................      92,293,370     100,751,284
Deferred compensation ..........................        (713,275)        (23,923)
Deficit accumulated during development stage ...     (90,120,925)   (101,366,286)
Unrecognized capital losses ....................              --          (4,026)
Less-treasury stock, 13.750 shares, at cost ....          (7,973)         (7,973)
                                                    ------------   -------------
Total stockholders' equity (deficit) ...........       1,864,642         (42,849)
                                                    ------------   -------------
Total liabilities and stockholders' equity .....    $  8,997,182   $   6,942,515
                                                    ============   =============


The accompanying notes are an integral part of these consolidated balance sheets.

                           mPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                For the Years Ended                 From Inception
                                                                                     June 30,                     (October 2, 1996)
                                                                    -------------------------------------------      to June 30,
                                                                       2000            2001            2002              2002
                                                                   ------------    ------------    ------------   -----------------
TOTAL NET REVENUES                                                 $    279,476    $ 10,524,134    $  2,582,446     $  13,386,056
                                                                   ------------    ------------    ------------     -------------
COSTS AND EXPENSES:
Cost of Sales (see also note 11 Related Party Transactions) ....        131,756       5,804,673       2,415,129         8,351,558
Research and development (including non-cash stock related
  charges of $1,010,375, $0, $267,338 and $1,660,174,
  respectively, see also note 11 Related Party Transactions)....     10,156,936      10,779,570       3,819,583        30,808,774
General and administrative (including non-cash stock related charges of $9,078,311, $6,227,552, $2,445,561 and $20,246,337
  respectively, see also note 11 Related Party Transactions)....     17,516,216      16,150,711       6,490,373        47,128,430
Non-cash charges for administrative stock-based employee
  compensation .................................................     10,343,114       1,170,903         548,550        25,065,172
Depreciation and amortization ..................................        471,101         660,372         670,183         2,251,612
                                                                   ------------    ------------    ------------     -------------
 Total costs and expenses ......................................     38,619,123      34,566,229      13,943,818       113,605,546
                                                                   ------------    ------------    ------------     -------------
Loss from operations ...........................................    (38,339,647)    (24,042,095)    (11,361,372)     (100,219,490)
                                                                   ------------    ------------    ------------     -------------
OTHER (EXPENSE) INCOME:
Gain On Extinguishments ........................................             --              --         142,236           142,236
Minority interest loss in consolidated subsidiary ..............         20,000              --              --            20,000
Loss from unconsolidated subsidiary ............................             --              --              --        (1,466,467)
Interest income (expense), net .................................        158,105          43,361         (26,225)          157,435
                                                                   ------------    ------------    ------------     -------------
 Total other income (expense) ..................................        178,105          43,361         116,011        (1,146,796)
                                                                   ------------    ------------    ------------     -------------
NET LOSS .......................................................   $(38,161,542)   $(23,998,734)   $(11,245,361)    $(101,366,286)
                                                                   ============    ============    ============     =============
Unrealized holding loss on securities ..........................             --         --               (4,026)           (4,026)
                                                                   ------------    ------------    ------------     -------------
COMPREHENSIVE LOSS .............................................   $(38,161,542)   $(23,998,734)   $(11,249,387)    $(101,370,312)
                                                                   ============    ============    ============     =============
LOSS PER COMMON SHARE, basic and diluted .......................   $      (1.41)   $      (0.72)   $       (.23)
                                                                   ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted ..     26,974,997      33,436,641      49,617,280
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



                                         Common Stock                                                                     TOTAL
                                  -------------------------               Additional                                  STOCKHOLDERS'
                                                   $.01        Treasury     Paid-In       Deferred      Accumulated       EQUITY
                                    Shares     Stated Value     Stock       Capital     Compensation      Deficit       (DEFICIT)
                                  ----------   ------------    --------   ----------    ------------    -----------   -------------
BALANCE, OCTOBER 2, 1996 (date
  of inception)...............     1,140,427     $ 11,404      $    --    $  459,753         $--        $  (537,707)   $   (66,550)
Issuance of common stock of
  Tecma Laboratories, Inc.,
  for 100% of the Company.....     6,600,000       66,000           --      (537,157)         --            537,707         66,550
Issuance of common stock, in
  private placement, net of
  offering costs of $138,931..       594,270        5,943           --       752,531          --                 --        758,474
Net loss......................            --           --           --            --          --           (781,246)      (781,246)
                                  ----------     --------      -------    ----------         ---        -----------    -----------
BALANCE, JUNE 30, 1997........     8,334,697       83,347           --       675,127          --           (781,246)       (22,772)
Issuance of common stock with
  warrants, in private
  placement, net of offering
  costs of $84,065............       999,502        9,995           --       791,874          --                 --        801,869
Issuance of common stock for
  services....................       300,000        3,000           --       147,000          --                 --        150,000
Issuance of common stock in
  connection with investment
  in unconsolidated subsidiary       250,000        2,500           --       122,500          --                 --        125,000
Repurchase of 13,750 shares of
  common stock................            --           --       (7,973)           --          --                 --         (7,973)
Issuance of common stock with
  warrants in private
  placement, net of offering
  costs of $121,138...........     1,095,512       10,955           --       659,191          --                 --        670,146
Issuance of common stock for
  financing services..........       100,000        1,000           --        (1,000)         --                 --             --
Issuance of common stock in
  consideration for 100% of
  the common stock of
  Microphase
  Telecommunications, Inc.....     2,500,000       25,000           --     1,685,000          --                 --      1,710,000
Net loss......................            --           --           --            --          --         (4,341,059)    (4,341,059)
                                  ----------     --------      -------    ----------         ---        -----------    -----------
BALANCE, JUNE 30, 1998........    13,579,711     $135,797      $(7,973)   $4,079,692          --        $(5,122,305)   $  (914,789)


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



                                       Common Stock                                                                       TOTAL
                                -------------------------                Additional                                   STOCKHOLDERS'
                                                 $.01        Treasury     Paid-In        Deferred      Accumulated        EQUITY
                                  Shares     Stated Value     Stock       Capital      Compensation      Deficit        (DEFICIT)
                                ----------   ------------    --------   -----------    ------------    ------------   -------------
BALANCE, JUNE 30, 1998......    13,579,711     $135,797      $(7,973)   $ 4,079,692    $         --    $ (5,122,305)   $   (914,789)
Issuance of common stock
  with warrants in private
  placements, net of
  offering costs of $107,000     3,120,000       31,200           --      2,981,800              --              --       3,013,000
Issuance of common stock for
  services..................     1,599,332       15,993           --      8,744,873              --              --       8,760,866
Issuance of common stock
  with warrants in private
  placement, net of offering
  costs of $45,353..........       642,000        6,420           --      1,553,227              --              --       1,559,647
Issuance of common stock in
  private placement, net of
  offering costs of $679,311     4,426,698       44,267           --     10,343,167              --              --      10,387,434
Issuance of stock options
  for services..............            --           --           --      7,129,890              --              --       7,129,890
Issuance of warrants for
  services..................            --           --           --         16,302              --              --          16,302
Deferred employee stock
  option compensation.......            --           --           --             --        (140,000)             --        (140,000)
Net loss....................            --           --           --             --              --     (22,838,344)    (22,838,344)
                                ----------     --------      -------    -----------    ------------    ------------    ------------
BALANCE, JUNE 30, 1999......    23,367,741      233,677      $(7,973)   $34,848,951    $  (140,000)    $(27,960,649)   $  6,974,006
Issuance of common stock and
  options in settlement.....        75,000          750           --        971,711              --              --         972,461
Issuance of common stock
  upon exercise of warrants
  and options...............     4,632,084       46,321           --      5,406,938              --              --       5,453,259
Issuance of common stock in
  private placement, net of
  cash offering costs of
  $200,000..................     1,000,000       10,000           --      3,790,000              --              --       3,800,000
Issuance of common stock in
  private placement, net of
  cash offering costs of
  $466,480..................     1,165,500       11,655           --      9,654,951              --              --       9,666,606
Issuance of common stock for
  services..................     1,164,215       11,642           --      8,612,265              --              --       8,623,907
Issuance of options for
  services..................            --           --           --      9,448,100              --              --       9,448,100
Deferred employee stock
  option compensation                   --           --           --      1,637,375      (1,637,375)             --              --
Amortization of deferred
  employee stock option
  compensation..............            --           --           --             --         551,707              --         551,707
Net loss....................            --           --           --             --              --     (38,161,542)
                                ----------     --------      -------    -----------    ------------    ------------    ------------
BALANCE, JUNE 30, 2000......    31,404,540     $314,045      $(7,973)   $74,370,291    $(1,225,668)    $(66,122,191)   $  7,328,504


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


                                       Common Stock
                                -------------------------                                                                 TOTAL
                                                                         Additional                                   STOCKHOLDERS'
                                                 $.01        Treasury     Paid-In        Deferred      Accumulated        EQUITY
                                  Shares     Stated Value     Stock       Capital      Compensation      Deficit        (DEFICIT)
                                ----------   ------------    --------   -----------    ------------    ------------   -------------
BALANCE, JUNE 30, 2000......    31,404,540     $314,045      $(7,973)   $74,370,291    $(1,225,668)    $(66,122,191)   $  7,328,504
Issuance of common stock
  upon exercise of options..       320,000        3,200           --        324,300             --               --         327,500
Issuance of common stock
  with warrants in private
  placements, net of cash
  offering costs of $512,195     4,329,850       43,298           --      7,766,547             --               --       7,809,845
Issuance of common stock for
  services..................       450,000        4,500           --      1,003,125             --               --       1,007,625
Issuance of options and
  warrants for services.....            --           --           --      5,849,585             --               --       5,849,585
Deferred employee stock
  option compensation.......            --           --           --        607,885       (607,885)              --              --
Amortization of deferred
  employee stock option
  compensation..............            --           --           --             --      1,120,278               --       1,120,278
Issuance of common stock in
  settlement of debt to
  directors and related
  parties...................     4,840,077       48,402           --      2,371,637             --               --       2,420,039
Net Loss                                --           --           --             --             --      (23,998,734)    (23,998,734)
                                ----------     --------      -------    -----------     ----------     ------------    ------------
BALANCE, JUNE 30, 2001......    41,344,467     $413,445      $(7,973)   $92,293,370     $ (713,275)    $(90,120,925)   $  1,864,642
                                ==========     ========      =======    ===========     ==========     ============    ============


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
                       IN THE PERIOD ENDED JUNE 30, 2002



                                                                            $.01 Stated    Treasury     Additional       Deferred
                                                                 Shares        Value         Stock     Paid-in Stock   Compensation
                                                               ----------   -----------    --------    -------------   ------------
Balance June 30, 2001......................................    41,344,467     $413,445      $(7,973)   $ 92,293,370      $(713,275)
Sale of Common stock with warrants in private placement....     6,980,643       69,807           --       1,903,943             --
Issuance of Common stock for services......................     2,976,068       29,760           --       1,169,241             --
Issuance of options and warrants for services..............            --           --           --       1,877,937             --
Cancellation of unearned options to former employees.......            --           --           --        (140,802)       140,802
Amortization of deferred employee stock option compensation            --           --           --              --        548,550
Issuance of common stock and warrants in settlement of debt
  to related parties and strategic vendors.................     7,492,996       74,930           --       2,663,728             --
Sale of Common stock to certain Officers and Directors in
  private placement........................................     2,000,000       20,000           --         980,000             --
Issuance of Common stock upon exercise of options                  13,334          133           --           3,867             --
Net Loss...................................................            --           --           --              --             --
Other comprehensive loss...................................            --           --           --              --             --
                                                               ----------     --------      -------    ------------      ---------
Balance, June 30, 2002.....................................    60,807,508     $608,075      $(7,973)   $100,751,284      $(23,923)
                                                               ==========     ========      =======    ============      =========

                           mPHASE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CHANGES IN
                         SHAREHOLDERS' EQUITY (DEFICIT)
                FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
                TO JUNE 30, 1997 AND FOR EACH OF THE FOUR YEARS
                       IN THE PERIOD ENDED JUNE 30, 2002



                                                                                                                         TOTAL
                                                                                   Accumulated     Comprehensive     STOCKHOLDERS
                                                                                     Deficit           Loss        EQUITY (DEFICIT)
                                                                                  -------------    -------------   ----------------
Balance June 30, 2001.........................................................    $(90,120,925)            --        $  1,864,642
Sale of Common stock with warrants in private placement.......................               --            --           1,973,750
Issuance of Common stock for services.........................................               --            --           1,199,001
Issuance of options and warrants for services.................................               --            --           1,877,937
Cancellation of unearned options to former employees..........................               --            --                  --
Amortization of deferred employee stock option compensation...................               --            --             548,550
Issuance of common stock and warrants in settlement of debt to related parties
  and strategic vendors.......................................................               --            --           2,738,658
Sale of Common stock to certain Officers and Directors in private placement...               --            --           1,000,000
Issuance of Common stock upon exercise of options.............................               --            --               4,000
Net Loss......................................................................      (11,245,361)           --         (11,245,361)
Other comprehensive loss......................................................               --        (4,026)             (4,026)
                                                                                  -------------       -------        ------------
Balance, June 30, 2002........................................................    $(101,366,286)      $(4,026)       $    (42,849)
                                                                                  =============       =======        ============


  The accompanying notes are an integral part of these consolidated financial statements.

                           mPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                                                        Inception
                                                                            For the Years Ended                        (October 2,
                                                                                 June 30,                                1996) to
                                                                        ---------------------------                      June 30,
                                                                           2000            2001            2002            2002
                                                                       ------------    ------------    ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................................   $(38,161,542)   $(23,998,734)   $(11,245,361)  $(101,366,286)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization .....................................        756,055       1,235,213       1,653,346       4,168,188
 Book value of fixed assets disposed ...............................          5,796          61,414              --          74,272
 Loss on unconsolidated subsidiary .................................             --              --              --       1,466,467
 Provision for doubtful accounts ...................................             --          29,218           2,906          32,124
 Impariment of note receivable .....................................             --         212,500          20,250         232,750
 Gain on Extinguishments ...........................................             --         --             (142,236)       (142,236)
 Non-cash common stock, common stock option and warrant expense ....     20,431,800       7,398,455       3,261,449      47,009,762
 Changes in operating assets and liabilities:
 Accounts receivable ...............................................       (151,186)       (170,466)         15,748        (305,904)
 Inventory .........................................................             --      (4,303,895)        961,179      (3,342,716)
 Prepaid expenses and other
 current assets ....................................................       (730,626)         88,280         173,649        (566,797)
 Production advances-related parties ...............................     (1,109,641)      1,109,641              --              --
 Other assets ......................................................             --        (150,000)        146,420          (3,580)
 Receivables from subsidiary .......................................             --         --                   --        (150,000)
 Due from officer ..................................................             --        (100,000)        100,000              --
 Accounts payable ..................................................      1,086,736       2,802,008        (340,057)      3,982,456
 Accrued expenses ..................................................       (391,997)       (482,394)        332,819       1,538,585
 Deferred revenue ..................................................             --         --              214,180         214,180
 Due to related parties:
   Microphase.......................................................        (14,335)        709,832         864,555       1,574,405
   Janifast.........................................................             --       1,272,709         907,450       2,180,159
   Officers.........................................................        412,400        (412,400)        312,504         312,504
   Accrued expense, Lintel..........................................             --         477,000              --         477,000
   Due to Others....................................................         85,300          59,566          25,794         211,972
                                                                       ------------    ------------    ------------   -------------
   Net cash used in operating activities............................    (17,781,240)    (13,685,053)     (2,735,405)    (42,402,695)
                                                                       ------------    ------------    ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in patents and licensing rights ........................        (38,272)       (148,127)        (74,649)       (375,720)
 Purchase of property and equipment ................................     (1,348,210)       (705,577)        (31,445)     (2,463,800)
                                                                       ------------    ------------    ------------   -------------
   Net cash used in investing activities............................     (1,386,482)       (853,704)       (106,094)     (2,839,520)
                                                                       ------------    ------------    ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from private placement
   of common stock and exercise of
   options and warrants.............................................     17,622,279       8,137,345       2,977,750      45,417,444
 Repurchase of treasury stock at cost ..............................             --              --              --          (7,973)
 Repayment of note payable .........................................             --              --        (120,191)       (120,191)
                                                                       ------------    ------------    ------------   -------------
   Net cash provided by financing activities........................     17,622,279       8,137,345       2,857,559      45,289,280
                                                                       ------------    ------------    ------------   -------------
 Net increase (decrease) in cash                                         (1,545,443)     (6,401,412)         16,060          47,065
 CASH AND CASH EQUIVALENTS, beginning of period ....................      7,977,860       6,432,417          31,005              --
                                                                       ------------    ------------    ------------   -------------
 CASH AND CASH EQUIVALENTS, end of period ..........................   $  6,432,417    $     31,005    $     47,065   $      47,065
                                                                       ============    ============    ============   =============



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

   During the quarter ended December 31, 2001, certain officers, directors and related parties were issued 2,000,000 restricted shares of the Company's common stock for the investment of $1,000,000 in cash. The Company also completed private placements of its common stock during the fiscal year ended June 30, 2002, generating proceeds of approximately $2.7 million, and converted certain payables and accrued expenses with related parties and strategic vendors to equity, approximately $3.6 million, and to long-term notes,
                           mPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002

2. LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS -- (Continued)

approximately $1.5 million. In addition, subsequent to June 30, 2002, related parties agreed in principle and strategic vendors executed a Memorandum of Intention to convert a total of approximately $1.9 million to equity.


   Management estimates that the Company will need additional minimum capital of $1.5 million by June 30, 2003 to continue its operations either through revenues from sales, external independent or related party funding including some combination thereof (and further reduction in our cash expenses currently running at approximately $175,000 per month).


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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

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

ADVERTISING COSTS
   Advertising costs are expensed as incurred.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

   Amortization expense was $442,444, $460,121 and $471,629 for the years ended June 30, 2000, 2001, and 2002, respectively.

INVENTORIES


   Inventory consists mainly of the Company's POTS Splitter Shelf and Filters. Inventory is comprised of the following:



                                                                June 30
                                                        ------------------------
                                                           2001          2002
                                                        ----------   -----------
Raw materials ......................................    $  639,524   $   266,748
Work in Progress ...................................            --     1,045,679
Finished goods .....................................     3,978,923     3,273,644
                                                        ----------   -----------
Total ..............................................    $4,618,447   $ 4,586,071
Less: Reserve for obsolescence .....................      (314,552)   (1,243,355)
                                                        ----------   -----------
                                                        $4,303,895   $ 3,342,716
                                                        ==========   ===========

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


   The carrying amounts reported in the consolidated balance sheets for mPhase's notes payable, long-term debt, amounts due to related parties approximate their fair values as they represent the amount the Company expects to liquidate these obligations with cash or cash equivalents, and the amounts recorded as other liabilities and other liabilities -- related parties approximate their fair values as they represent the amount in which the Company expects to satisfy these obligations by the issuance of the Company's equity without material gain or loss.


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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)


WARRANTY RESERVE
   The Company warrants that all equipment manufactured by it will be free from defects in material and workmanship under normal use for a period of one year from the date of shipment. Through June 30, 2002, substantially all sales by the Company have been from component telephone equipment parts, primarily the Company's POTS Splitter Shelves. The Company's' actual experience for cost and expenses in connection with such warranties have been immaterial and through June 30, 2002 no additional amounts have been considered necessary to reserve for additional warranty costs at this time.


RECENT ACCOUNTING PRONOUNCEMENTS


   In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 required all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002 and accordingly, during the period ended June 30, 2002, the adoption of SFAS had no material effect on the Company's results of operations or financial position.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect that adoption of SFAS No. 144 will have a material effect on the Company's results of operations or financial position effective July 1, 2002.

   In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which recinds SFAS No. 4 and No. SFAS 44 and SFAS No. 64 which relates to circumstances whereby the Company would determine when the settlement of debt or other liabilities would be considered extraordinary or recurring. Management does not expect that adoption of SFAS No. 145 will have a material effect on the Company's results of operations or financial position effective July 1, 2002.


STATEMENT OF CASH FLOW SUPPLEMENTAL INFORMATION


                                                          JUNE 30       JUNE 30
                                                            2001         2002
                                                         ----------   ----------
Interest paid .......................................    $    1,201   $   21,760
                                                         ==========   ==========
Taxes paid ..........................................    $       --   $       --
                                                         ==========   ==========
Schedule of Non-Cash
 Investing and Financing Activities:
Conversion of accounts payable and accrued expenses
  to equity..........................................    $2,420,039   $2,738,658
                                                         ==========   ==========
Conversion of accounts payable and accrued expenses
  to notes payable...................................    $       --   $1,487,747
                                                         ==========   ==========
Investments in Patents and Licenses paid with equity     $       --   $   43,750
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

6. PROPERTY AND EQUIPMENT
   Property and equipment, at cost, consist of the following:


                                                                June 30
                                                       -------------------------
                                                          2001           2002
                                                          ----           ----
Equipment .........................................    $ 2,879,738   $ 3,593,418
Office and marketing equipment ....................        471,086       482,464
                                                       -----------   -----------
                                                         3,350,824     4,075,882
Less-Accumulated depreciation .....................     (1,151,979)   (2,333,696)
                                                       -----------   -----------
                                                       $ 2,198,845   $ 1,742,186
                                                       ===========   ===========


   Depreciation expense for the years ended June 30, 2000, 2001, and 2002, was $313,611, $775,092, and $1,181,717, respectively of which $284,954, $501,676, and $983,163, respectively is included in research and development expense.

7. ACCRUED EXPENSES
   Accrued expenses consist of the following:


                                                                  June 30
                                                           ---------------------
                                                              2001        2002
                                                              ----        ----
GTRC (Notes 13, 14) ...................................       400,000         --
Other .................................................     1,342,138   $673,065
                                                           ----------   --------
                                                           $1,742,138   $673,065
                                                           ==========   ========


8. JOINT VENTURE

   In March 2000, mPhase acquired a 50% interest in mPhaseTelevision.Net (formerly Telco Television Network, Inc.), an incorporated joint venture, for $20,000. The agreement provided for the grant of warrants to the joint venture partner in consideration of the execution of the Joint Venture Agreement, to purchase 200,000 shares of the Company's common stock for $4.00 per share (valued at $2,633,400). This non-cash charge is included in general and administrative expenses in the accompanying statement of operations for the
                           mPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002

8. JOINT VENTURE -- (Continued)

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


   As of June 30, 2002 mPhase owns a 56.5% interest in mPhaseTelevision.net. The Company terminated the lease of the earth station for business reasons, and there was no material impact on mPhaseTelevision.net's operating activities.


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

9. LONG TERM DEBT
   Long-term debt is comprised of the following:



                                                                        June 30,
                                                                            2002
                                                                            ----
Settlement Agreements:
Accounts payable expected to be converted to Note payable to GTRC bearing 7% interest, amortized in equal monthly payments of
  $4,167 and a lump sum payment of $75,000 due twelve months from
  Sept. 15, 2002 (see also--Note 14--Subsequent Events)............   $  150,000
Accounts payable expected to be converted to Note payable to GTRC bearing 7% interest, amortized in average monthly payments of $0 in 2003, $39,568 in 2004, $56,085 in 2005 $60,140 in 2006,
  $64,487 in 2007, and a lump sum payment of $253,955 due at
  maturity in September 2007 (see also--Note 14--Subsequent Events)   $  474,235
Note payable to law firm bearing 8% interest, monthly installments of $5,000 per month commencing in June 2002 and continuing through December 1, 2003 with a final payment of principal plus
  accrued interest due at maturity on December 31, 2003............   $  415,887
Note payable to vendor bearing 8% interest due in weekly payments of $5,000 including accrued interest. These payments commenced in
  January 2002 and continue until June 2003........................   $  237,169
Note payable to vendor non interest bearing average monthly
  payments of $4,167 in 2003 and $3,660 in 2004. These payments
  commenced in April 2002 and continue until May 2004..............   $   90,266
                                                                      ----------
Total .............................................................    1,367,557
Less: Current portion .............................................     (353,339)
                                                                      ----------
Long-term Debt, non-current portion ...............................   $1,014,218
                                                                      ==========

                           mPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002

9. LONG TERM DEBT -- (Continued)

   At June 30, 2002 total maturities of long-term debt are as follows:

2003 ..............................................................   $  353,339
2004 ..............................................................      575,052
2005 ..............................................................       55,760
2006 ..............................................................       59,791
2007 ..............................................................       64,113
2008 and thereafter ...............................................      259,502
                                                                      ----------
TOTAL .............................................................   $1,367,557
                                                                      ==========



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

10. STOCKHOLDERS' EQUITY -- (Continued)

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

10. STOCKHOLDERS' EQUITY -- (Continued)


   Effective June 30, 2001 the Company issued 4,840,077 shares of the Company's common stock in settlement of debt totalling $2,420,039 to directors and related parties, based upon the fair market value of the common stock issued which approximated the debt settled.


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


   During the year ended June 30, 2002 the Company issued 7,492,996 shares of its common stock, and 5,953,490 warrants to related parties and strategic vendors, in connection with the conversion of $2,738,658 of accounts payable and accrued expenses, of which 6,150,000 shares of common stock and 3,400,000 warrants were issued in settlement of $1,460,000 of accounts payable to related parties is discussed below.

   Related parties and strategic vendors converted debt aggregating approximately $1,020,000 and $96,000 respectively into approximately (a) 3,400,000 shares and of common stock plus warrants to purchase another 3,400,000 shares of common stock at $.30 for a term of 5 years and (b) plus 320,000 shares of common stock plus warrants to purchase another 320,000 shares of common stock at $.30 for a term of 5 years, respectively. Such conversions were upon the same terms of a concurrent private placement of common stock by the Company of approximately $1.8 million in cash received for 6 million shares of common stock plus warrants to purchase another 6 million shares of the Company's common stock for 5 years at $.30 per share. No gain or loss was recognized in connection with conversions by related parties and strategic vendors of the above total of $1,116,000 of debt.

   In addition, 3,772,996 shares of common stock were issued to related parties and strategic vendors, the value of which was based upon the price of the Company's common stock on the effective date of settlement with each party. Finally, two warrants to purchase 2,233,490 issued the Company's outside counsel to settle outstanding indebtedness of approximately $450,000 as of March 15, 2002. The aggregate value of such warrants was estimated using the Black Scholes options pricing model, assuming an annual expected return of 0%, annual Beta volatility of 125.4 and a risk free interest rate of 5.9% pursuant to EITF 96-18, for the conversion of $1,622,658 of such liabilities which resulted in an aggregate gain on extinguishments of $142,236.

                           mPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002

10. STOCKHOLDERS' EQUITY -- (Continued)


   During the year ended June 30, 2002, certain officers, directors and related parties were issued 2,000,000 and 6,150,000 shares of mPhase common stock and 3,400,000 warrants in consideration of the investment of $1,000,000 cash and the conversion of $1,460,000 accounts payable. (see Note 11).


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


   The Company has no commitments from affiliates or related parties to provide additional financings. The Company has, from time to time, been able to obtain financings from affiliates when conditions in the capital markets make third party financing difficult to obtain or when external financing is available only upon very unattractive terms to the Company, and when such capital has been available from the affiliates.


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

   A summary of the stock option activity for the years ended June 30, 2000, 2001, 2002 pursuant to the terms of both plans, which include incentive stock options and non-qualified stock options, is set forth on the below:


                                                                     WEIGHTED
                                                     NUMBER OF        AVERAGE
                                                      OPTIONS     EXERCISE PRICE
                                                     ----------   --------------
Outstanding at June 30, 2000 ....................     7,462,500       $ 2.09
Granted .........................................     5,618,000         1.56
Exercised .......................................      (320,000)        1.02
Canceled ........................................      (180,000)        2.39
                                                     ----------       ------
Outstanding at June 30, 2001 ....................    12,580,500       $ 1.94
Granted .........................................     6,570,000          .43
Exercised .......................................            --           --
Canceled ........................................       (43,500)       (4.26)
                                                     ----------       ------
Outstanding at June 30, 2002 ....................    19,107,000       $ 1.27
                                                     ==========       ======
Exercisable at June 30, 2002 ....................    19,096,385       $ 1.27
                                                     ==========       ======

   The fair value of options granted in 2000, 2001 and 2002 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual
                           mPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002

10. STOCKHOLDERS' EQUITY -- (Continued)

expected return of 0%, annual volatility of 115% in 2000, 113% in 2001, and 125.4% in 2002 risk-free interest rate ranging from 3.2% to 6.18% and expected option life of three years.

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


                                                                                                            JUNE 30
                                                                                           ----------------------------------------
                                                                                               2000          2001           2002
                                                                                           -----------    -----------   -----------
Net Loss:
 As reported...........................................................................    $38,161,542    $23,998,734   $11,245,361
 Proforma..............................................................................    $40,097,570    $25,243,270   $11,673,091
Net Loss Per Share
 As reported...........................................................................    $     (1.41)   $      (.72)  $      (.23)
                                                                                           ===========    ===========   ===========
 Pro forma.............................................................................    $     (1.49)   $      (.75)  $      (.24)
                                                                                           ===========    ===========   ===========


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


   The following summarizes information about stock options outstanding at June 30, 2002:





                                                                                    WEIGHTED
                                                                                    AVERAGE      WEIGHTED
                                                                                   REMAINING      AVERAGE                  WEIGHTED
RANGE OF                                                              NUMBER      CONTRACTUAL    EXERCISE      NUMBER      EXERCISE
EXERCISE PRICE                                                      OUTSTANDING       LIFE         PRICE     EXERCISABLE     PRICE
----------------------------------------------------------------    -----------   -----------    --------    -----------   --------
$0 - $.50                                                            6,322,500        4.53         $ .37      6,322,500      $ .37
$.51 - $1.50                                                         8,640,500        2.40         $ .92      8,640,500      $ .92
$1.50 - $16.38                                                       4,144,000        2.75         $3.59      4,133,385      $3.59

                           mPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002

10. STOCKHOLDERS' EQUITY -- (Continued)

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

10. STOCKHOLDERS' EQUITY -- (Continued)

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


   The following summarizes information about warrants issued pursuant to various financing transactions through June 30, 2002.





                                                                                    WEIGHTED
                                                                                    AVERAGE
                                                                                   REMAINING     WEIGHTED                  WEIGHTED
RANGE OF                                                              NUMBER      CONTRACTUAL     AVERAGE      NUMBER      EXERCISE
EXERCISE PRICE                                                      OUTSTANDING       LIFE         PRICE     EXERCISABLE     PRICE
----------------------------------------------------------------    -----------   -----------    --------    -----------   --------
$.30                                                                14,703,535        4.43         $0.30     14,703,535      $0.30
$0.45 - $0.50                                                          370,000        4.59         $0.48        370,000      $0.48
$1.25 - $2.50                                                        1,244,000        2.70         $2.00      1,244,000      $2.00
$3.00 - $5.00                                                        5,647,725        4.03         $3.14      5,647,725      $3.14


11. RELATED PARTY TRANSACTIONS


   The Company records material related party transactions. The Company incurs costs for engineering, design and production of prototypes and certain administrative functions from Microphase Corporation and the purchase of finished goods, primarily consisting of DSL splitter shelves and filters, from Janifast Limited. The Company has incurred costs for obtaining transmission rights. This enabled the Company to obtain re-transmission accreditation to proprietary television content that the Company plans to provide with its flagship product, the Traverser(TM) within its incorporated joint venture mPhase Television.net, in which the Company owns a 56.5% interest.

   The Company has also incurred charges for beta testing and on-site marketing, including the display of a live working model at Hart Telephone. In addition, the Company has entered into a supply agreement with Hart Telephone, which is scheduled to commence upon the commercial production of the Traverser(TM). A member of mPhase's Board of Directors is employed by Lintel, Inc., the parent corporation of Hart Telephone.

   Mr. Durando, the President and CEO of mPhase, and together with Mr. Ergul owns a controlling interest and is a director of Janifast Limited. Mr. Durando and Mr. Dotoli are officers of Microphase Corporation. Mr. Ergul, the chairman of the board of mPhase, owns a controlling interest and is a director of Microphase Corporation. Microphase, Janifast, Hart Telephone and Lintel Corporation are significant shareholders of mPhase. Microphase, Janifast and Hart Telephone have converted significant liabilities to equity in fiscal years June 30, 2001, 2002 and in the current fiscal year. Management believes the amounts charged to the Company by Microphase, Janifast, mPhase Television.net and Hart Telephone are commensurate to amounts that would be incurred if outside parties were used. The Company believes Microphase, Janifast and Hart Telephone have the ability to fulfill their obligations to the Company without further support from the Company.

   mPhase's President, Executive Vice President and Chairman of the Board of the Company are also officers of Microphase (Note 4). On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of
                           mPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002

11. RELATED PARTY TRANSACTIONS -- (Continued)


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

11. RELATED PARTY TRANSACTIONS -- (Continued)

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

   In July 2000, mPhase added a member to the Board of Directors who is employed by an investment-banking firm that has assisted and is expected to continue to assist the Company in raising capital through private financing. During the year ended June 30, 2001, the company issued 140,350 shares of common stock for investment banking services rendered during the period and recorded an additional $69,000 of fees which is included in accrued expenses at June 30, 2001. The Company has installed its prototype product and commenced beta testing at Hart Telephone. In addition, the Company has entered into a supply agreement with Hart Telephone upon the completion of beta testing and the commencement of production of the Traverser(TM). As consideration for the execution of the agreement with Hart Telephone, in May 2000, mPhase issued Hart Telephone 125,000 options each to purchase one share of common stock at an exercise price of $1.00 (valued at $1,010,375), which is included in research and development expenses in the accompanying statement of operations as of June 30, 2000. A member of mPhase's Board of Directors is employed by Lintel, Inc, the parent corporation of Hart Telephone. Prior to becoming a director, this individual received 25,000 options during the fiscal year ended June 30, 1999, of which 5,000 options were exercised during the fiscal year ended June 30, 2000; 23,000 options during the fiscal year ended June 30, 2001 and 15,000 options as a consultant for beta testing service during fiscal year ended June 30, 2002. In addition, during the year ended June 30, 2002 he received 62,500 options for services as a director.


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

12. INCOME TAXES -- (Continued)

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


15. RESTATEMENT

   Management has reevaluated the adequacy and completeness of certain disclosures in the accompanying consolidated financial statements including
Schedule II (Valuation and Qualifying Accounts, Item 14B). As a result of this reevaluation, management has reissued the June 30, 2002 consolidated financial statements in an effort to clarify and more completely disclose the Company's presentation of the consolidated financial statements at June 30, 2002.

   The aforementioned changes to the consolidated financial statements have no effect on the financial position and results of operations for the year ended June 30, 2002.

                                                                    SCHEDULE II

ITEM 14B. VALUATION AND QUALIFYING ACCOUNTS



                           mPHASE TECHNOLOGIES, INC.


                       VALUATION AND QUALIFYING ACCOUNTS

                    Years Ended June 30, 2002, 2001 and 2000

                                 (In Thousands)





                                                                                       Additions
                                                                                -----------------------
                                                                  Balance at   Charged to    Charged to
                                                                  beginning     costs and       other                    Balance at
Description                                                        of year      expenses      accounts     Deductions   end of year
                                                                  ----------   ----------    ----------    ----------   -----------
Year ended June 30, 2002

  Allowance for doubtful accounts (deducted from accounts
   receivable)................................................        29             3                        (29)             3

                                                                     ===           ===                        ===          =====

  Allowance for obsolescence (deducted from inventory)........       315                                        0          1,243

                                                                     ===           ===                        ===          =====
Year ended June 30, 2001

  Allowance for doubtful accounts (deducted from accounts
   receivable)................................................         0            29                          0             29

                                                                     ===           ===                        ===          =====

  Allowance for obsolescence (deducted from inventory)........         0           315                          0            315

                                                                     ===           ===                        ===          =====

Year ended June 30, 2000

  Allowance for doubtful accounts (deducted from accounts
   receivable)................................................         0             0                          0              0

                                                                     ===           ===                        ===          =====

  Allowance for obsolescence (deducted from inventory)........         0             0                          0              0

                                                                     ===           ===                        ===          =====



   PURSUANT TO SEC RELEASE NO. 33-8070 AND RULE 437A UNDER THE SECURITIES ACT OF 1933, AS AMENDED, mPHASE TECHNOLOGIES, INC. HAS NOT RECEIVED WRITTEN CONSENT AFTER REASONABLE EFFORT TO OBTAIN CONFIRMATION OF AUDIT PROCEDURES FOR THE ABOVE SCHEDULES FOR THE TWO YEARS ENDED JUNE 30, 2001. THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP REPORT. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. WITH RESPECT TO THIS INSTANT 10K/A, YOU WILL NOT BE ABLE TO RECOVER AGAINST ARTHUR ANDERSEN LLP UNDER SECTION 11 OF THE SECURITIES ACT FOR ANY UNTRUE STATEMENTS OF A MATERIAL FACT CONTAINED IN THE FINANCIAL STATEMENTS AUDITED BY ARTHUR ANDERSEN LLP OR ANY OMISSIONS TO STATE A MATERIAL FACT REQUIRED TO BE STATED THEREIN.

                                   SIGNATURES


   Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              mPHASE TECHNOLOGIES, INC.


Dated: July 28, 2003                          By: /s/ RONALD A. DURANDO
                                                  ----------------------
                                                  Ronald A. Durando
                                                  President, CEO


   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Necdet F. Ergul, Chairman of the Board                             July 28, 2003

Ronald A. Durando, Chief Executive Officer, Director               July 28, 2003

Gustave T. Dotoli, Chief Operating Officer, Director               July 28, 2003

Martin S. Smiley, Chief Financial Officer                          July 28, 2003

Anthony Guerino, Director                                          July 28, 2003

Abraham Biderman, Director                                         July 28, 2003

Michael McInerney, Director                                        July 28, 2003

                           MPHASE TECHNOLOGIES, INC.

   Certification of Procedures Followed in Connection with Sarbanes-Oxley Act
                                 Certification


   The undersigned, the Chief Executive Officer of mPhase Technologies Inc., a New Jersey Corporation (the "Company") hereby certifies, for purposes of documenting the steps followed by the officer in connection with the execution and delivery to the Securities and Exchange Commission of the attached certification, as follows:

   (1) I reviewed in detail the Annual Report on Form 10K for the year ended June 30, 2002, (the "Report") shortly before the certification was provided.

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

   I have executed this certification as of the 28th day of July 2003.

/s/ Ronald A. Durando
-----------------------
Name: Ronald A. Durando
Chief Executive Officer
                            mPhase Technologies Inc.

   Certification of Procedures Followed in Connection with Sarbanes-Oxley Act
                                 Certification


   The undersigned, Chief Operating Officer of mPhase Technologies Inc., a New Jersey Corporation (the "Company") hereby certifies, for purposes of documenting the steps followed by the officer in connection with the execution and delivery to the Securities and Exchange Commission of the attached certification, as follows:

   (1) I reviewed in detail the Annual Report on Form 10-K for the year ended June 30, 2002, (the "Report") shortly before the certification was provided.

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

   I have executed this certification as of the 28th day of July 2003.

/s/ Gustave T. Dotoli
-----------------------
Name: Gustave T. Dotoli
Chief Operating Officer
                            mPhase Technologies Inc.

   Certification of Procedures Followed in Connection with Sarbanes-Oxley Act
                                 Certification


   The undersigned, Chief Financial Officer of mPhase Technologies Inc., a New Jersey Corporation (the "Company") hereby certifies, for purposes of documenting the steps followed by the officer in connection with the execution and delivery to the Securities and Exchange Commission of the attached certification, as follows:

   (1) I reviewed in detail the Annual Report on Form 10-K for the year ended June 30, 2002, (the "Report") shortly before the certification was provided.

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

   I have executed this certification as of the 28th day of July 2003.

/s/ Martin S. Smiley
-----------------------
Name: Martin S. Smiley
Chief Financial Officer