Form 10-Q/A
period 2002-09-30
MPHASE TECHNOLOGIES INC
filed 2003-07-29
CIK 825322

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

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

ITEM 4   CONTROLS AND PROCEDURES ................................................................................16

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

                                                            For the                      October 2, 1996
                                                      Three Months Ended                     Date of
                                                         September 30,                    Inception) to
                                                                                          September 30,
                                                  2001                2002                    2002
                                            -------------         -------------           -------------
REVENUES                                    $     537,008         $     210,077           $  13,596,133
                                            -------------         -------------           -------------

COSTS AND EXPENSES
  Cost of Sales (see note 2--related
    party transactions)                           456,699               197,319               8,548,877
  Research and development                      1,111,416               803,294              31,612,068
   (including non-cash stock
   related charges of $167,770,
   $43,750, and $1,703,924,
   respectively, see note 2--related
   party transactions)
  General and Administrative                    2,644,088               870,262              47,998,692
   (including non-cash stock
   related charges of $942,355,
   $203,780, and $20,450,117,
   respectively, see note 2--related
   party transactions)
  Depreciation and amortization                   193,079               130,729               2,382,341
  Non-cash charges for stock based
   compensation                                   217,500                22,520              25,087,692
                                            -------------         -------------           -------------

       TOTAL COSTS AND EXPENSES                 4,622,782             2,024,124             115,629,670
                                            -------------         -------------           -------------

      LOSS FROM OPERATIONS                     (4,085,774)           (1,814,047)           (102,033,537)
                                            -------------         -------------           -------------

OTHER INCOME (EXPENSE):
  Gain on extinguishments                          32,528                40,725                 182,961
  Minority interest loss in
    consolidated subsidiary                          --                    --                    20,000
  Loss from unconsolidated
   subsidiary                                        --                    --                (1,466,467)
  Interest Income (expense), net                  (10,087)              (18,735)                138,700
                                            -------------         -------------           -------------

      TOTAL OTHER INCOME (EXPENSE)                 22,441                21,990              (1,124,806)
                                            -------------         -------------           -------------

NET LOSS                                    $  (4,063,333)        $  (1,792,057)          $(103,158,343)
                                            =============         =============           =============

Unrealized holding loss on
 securities                                          --                  (9,368)                (13,394)
                                            -------------         -------------           -------------

COMPREHENSIVE LOSS                          $  (4,063,333)        $  (1,801,425)          $(103,171,737)
                                            =============         =============           =============

LOSS PER COMMON SHARE,
  basic and diluted                         $        (.10)        $        (.03)
                                            =============         =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING, basic and
   diluted                                     42,037,506            60,881,131
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

                                                                          For the                        October 2, 1996
                                                                     Three Months Ended                      Date of
                                                                       September 30,                      Inception) to
                                                                                                          September 30,
                                                                 2001                   2002                   2002
                                                           -------------           -------------          -------------
Cash Flow From Operating Activities:
Net Loss                                                   $  (4,063,333)          $  (1,792,057)          $(103,158,343)
Adjustments to reconcile net loss
 to net cash used in operating activities:
Depreciation and amortization                                    427,132                 380,563               4,548,750
Book Value of fixed assets disposed                                 --                      --                    74,272
Provision for doubtful accounts                                     --                      --                    32,124
Gain on debt extinguishments                                     (32,528)                (40,725)               (182,961)
Loss on unconsolidated subsidiary                                   --                      --                 1,466,467
Impairment of note receivable                                       --                      --                   232,750
Non-cash charges relating to issuance of
 common stock, common stock options and
 Warrants                                                      1,327,625                 270,050              47,279,812
Changes in assets and liabilities:
 Accounts receivable                                            (121,778)                154,944                (150,960)
 Inventories                                                      68,251                 160,690              (3,182,026)
 Prepaid expenses and other current assets                       133,158                  24,662                (542,135)
 Other non-current assets                                         37,500                   1,623                  (1,957)
 Accounts payable                                                    363                  44,567               4,027,023
 Accrued expenses                                                554,753                  (1,248)              2,014,338
 Due to/from related parties (see note 2--related
   party transactions)                                         1,016,280                 364,938               4,643,978
 Receivables from Subsidiary                                        --                      --                  (150,000)
 Deferred revenue                                                156,180                    --                   214,180
                                                           -------------           -------------           -------------
Net cash used in operating Activities                           (496,397)               (431,993)            (42,834,688)
                                                           -------------           -------------           -------------

Cash Flow from Investing Activities:
 Payments related to patents and licensing rights                   (840)                   --                  (375,720)
 Purchase of fixed assets                                        (27,864)                   --                (2,463,800)
                                                           -------------           -------------           -------------
 Net Cash used in investing activities                           (28,704)                   --                (2,839,520)
                                                           -------------           -------------           -------------

Cash Flow from Financing Activities:
 Proceeds from issuance of common stock and
   exercises of options and warrants                             525,000                    --                45,417,444
 Advances from related parties                                      --                   418,750                 418,750
 Payments of notes payable                                          --                   (29,697)               (149,888)
 Repurchase of treasury stock at cost                               --                      --                    (7,973)
                                                           -------------           -------------           -------------
  Net cash provided by financing activites                       525,000                 389,053              45,678,333
                                                           -------------           -------------           -------------

Net increase (decrease) in cash                                     (101)                (42,940)                  4,125

CASH AND CASH EQUIVALENTS, beginning of period                    31,005                  47,065                    --
                                                           -------------           -------------           -------------

CASH AND CASH EQUIVALENTS, end of period                   $      30,904           $       4,125           $       4,125
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

         INVENTORY RESERVE AND VALUATION ALLOWANCE-The Company carries its inventory at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists mainly of the Company's POTS Splitter Shelf and Filters. In determining the lower of cost or market, the Company periodically reviews and estimates a valuation allowance to reserve for technical obsolescence and marketability. The allowance represents management's assessment and reserve for the technical obsolescence based upon the inter-operability of its component products, primarily filters and splitters, with presently deployed and next generation DSL infrastructures as well as a reserve for marketability based upon current prices and the overall demand for the individual inventory items. Material changes in either the technical standards of future DSL deployments or further erosion in the demand for deployments of DSL infrastructures could affect the estimates and assumptions resulting in the amounts reported. Actual results could differ from these estimates.

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

         RECENT ACCOUNTING PRONOUCEMENTS - In July 2001, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.

         Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company was required to adopt SFAS No. 142 effective July 1, 2002 and has done so. Effective July 1, 2002, the Company adopted SFAS Nos. 141 and 142. SFAS No.142 eliminates amortization of goodwill and certain other intangible assets, but requires annual testing for impairment (comparison of fair market value to carrying value). Fair value is estimated using the present value of expected future cash flows and other measures. The adoption of SFAS Nos. 141 and 142 did not have a material impact on our financial statements.

         In August 2001, the FASB issued FASB No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and as such became applicable to the Company effective July 1, 2002. The adoption of SFAS No. 144 has not resulted in any adjustments to the carrying values of the Company's Long-Lived Assets.

         In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which rescinds SFAS No. 4 and SFAS No. 44 and SFAS No. 64, which relates to circumstances whereby the Company would determine when settlement of debt or other liabilities would be considered extraordinary or recurring. The Company has adopted the relevant provisions of SFAS No. 145 and that adoption of SFAS No. 145 has not had a material effect on the Company's results of operations of financial position.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation". Additionally, SFAS No. 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. Financial Accounting Statement No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS No. 123 and SFAS No. 148, which requires pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied on an annual basis beginning with the current fiscal year which will end June 30, 2003.

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

2. RELATED PARTY TRANSACTIONS

         The Company records material related-party transactions. mPhase's President, Executive Vice President and Chairman of the Board of the Company are also executive officers of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340, and in July 2002 to $12,200 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development assistance including engineering design and production of prototypes. Microphase also charges fees for specific projects on a project-by-project basis. During the three months ended September 30, 2001 and 2002 and for the period from inception (October 2, 1996) to September 30, 2002, $258,287, $253,980, and $6,830,404, respectively, have been charged to expense or inventory under these Agreements and is included in operating expenses in the accompanying consolidated statements of operations. In addition, Microphase advanced $418,750 for the three months ended September 30, 2002.

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

2. RELATED PARTY TRANSACTIONS (CONTINUED)

         The Company purchases products and incurs certain research and development expenses with Janifast Ltd., which is owned by U.S. Janifast Holdings, Ltd. (a company in which Mr. Durando, Mr. Dotoli, and Mr. Ergul are significant shareholders and Mr. Durando is Chairman of the Board) in connection with the manufacturing of POTS Splitter shelves and component products including cards and filters sold by the Company. For the year ended June 30, 2002, pursuant to debt conversion agreements, Janifast Ltd. received 3,450,000 shares of mPhase common stock and 1,200,000 warrants to purchase the Company's common stock. Subsequent to September 30, 2002, the Company issued 1,500,000 shares of its Common Stock in settlement of all amounts outstanding and due to Janifast Ltd. through September 30, 2002. For accounting purposes these have been reflected as of September 30, 2002. During the three months ended September 30, 2001 and 2002 and the period from inception (October 2, 1996 to September 30, 2002) $332,363, $0 and $10,698,480, respectively have been charged to inventory or expense and is included in operating expenses in the accompanying statements of operations. Additionally, at September 30, 2002, approximately $1,614,000 of undelivered purchase orders remain outstanding to Janifast Ltd.

         The Company has also incurred charges for beta testing and on-site marketing, including the display of a live working model at Hart Telephone. In addition, the Company has entered into a supply agreement with Hart Telephone, which is scheduled to commence upon the commercial production of the Traverser(TM). A member of mPhase's board of directors is employed by Lintel, Inc., the parent corporation of Hart Telephone. Lintel Corporation is a significant shareholder in mPhase.

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

8. DEBT EXTINGUISHMENTS

         Effective for the three months ending September 30, 2002, pursuant to debt conversion agreements, the Company converted the $1,566,242 of liabilities due to certain strategic vendors and related parties into 4,873,333 shares of the Company's common stock, and 2,491,800 warrants.

         Related parties and strategic vendors converted debt aggregating approximately $620,000 and $477,242 respectively into approximately 3,033,333 and 1,840,000 shares of common stock respectively, the value of which was based upon the price of the Company's common stock on the effective date of settlement with each party. Additionally, two warrants to purchase 2,491,800 shares of common stock were issued to the Company's president and vice-president to settle outstanding indebtedness of approximately $469,000 as of September 30, 2002. The aggregate value of such warrants was estimated using the Black Scholes options pricing model, assuming an annual expected return of 0%, annual Beta volatility of 125.4 and a risk-free interest rate of 2.4% pursuant to EITF 96-18, for the aggregate conversion of $1,566,242 of such liabilities which resulted in an aggregate gain on extinguishments of $40,725.

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

         The Company entered into a memorandum of intention with Georgia Tech Research Corporation, (GTRC), and its affiliate, Georgia Tech Applied Research Corporation, (GTRAC), on October 14, 2002, which memorandum was revised on November 12, 2002 and is subject to the approval of the respective board of directors of the parties thereto and the exchange of mutual releases. The memorandum provides for the settlement of any and all amounts outstanding to GTRC and GTRAC through September 30, 2002, in consideration for two term notes totaling $624,235 with interest at 7% and varied payments through 2007 and the issuance of an amount of warrants to purchase shares of the Company's common stock through 2007, at a price and formula yet to be agreed upon. In the accompanying balance sheet for September 30, 2002 the Company has reclassified $624,235 and $1,211,249 of accounts payable and accrued expenses due to GTRC and GTRAC to long term debt and other liabilities for the amounts expected to be converted to notes payable and equity, respectively.

11. RESTATEMENT

         Management has reevaluated the adequacy and completeness of certain disclosures in the accompanying consolidated financial statements. As a result of this reevaluation, management has reissued the September 30, 2002 consolidated financial statements in an effort to clarify and more completely disclose the Company's presentation of the consolidated financial statements at September 30, 2002.

         The aforementioned changes to the consolidated financial statements have no effect on the financial position and results of operations for the three months ended September 30, 2002.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

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

RESULTS OF OPERATIONS

OVERVIEW

         mPhase is a development stage company headquartered in Norwalk, Connecticut. We develop and sell broadband communications products, specifically, DSL (Digital Subscriber Line) products, to telecommunication providers around the world. mPhase's business can be segmented into two areas of concentration: (1) Its principal product, the Traverser(TM) Digital Video and Data Delivery System (DVDDS) and (2) its line of DSL component products.

         Our principal product, the Traverser(TM) DVDDS enables telecommunications service providers to simultaneously deliver broadcast digital television, high-speed Internet access and voice services over the existing copper telephone wire infrastructure utilizing Asymetric DSL technology. Communications service providers deploying the Traverser system can provide each service a la carte or as a bundled package of services. We principally market the Traverser(TM) system abroad, as well as to independent, domestic telephone companies operating in rural markets. We believe the Traverser(TM) system offers the most cost-effective and reliable solution for the delivery of integrated television, data and voice services.

         In addition to the Traverser(TM), mPhase also designs and sells a line of DSL component products that include microfilters, line extenders and POTS (plain old telephone service) Splitters that are devices placed in a telephone company's central office or exchange that enable voice and data to be transmitted together simultaneously over the same telephone lines. mPhase has recently developed two new products called the Intelligent POTS Splitter and Universal Bypass respectively, each of which is designed to enable a telephone company to trouble-shoot and maintain DSL lines from a telephone company's central office without the need to deploy personnel on a "truckroll" thereby saving costs.

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

COST OF REVENUES

         Cost of sales was $197,319 for the three months ending September 30, 2002 as compared to $456,699 in the prior period, representing 94% and 85%, for the quarters ended September 30, 2002 and 2001 respectively, of gross revenues. Cost of sales decreased, primarily as a result of the reduction in sales from the prior period. The margins have varied dramatically during the past 2 fiscal years as spending among the telecommunications providers has contracted, coupled with downward pressures related to the supply and demand of telecommunications products. Additionally, the Company has offered discounts to certain customers in the period ended September 30, 2002 causing the margin to decrease.

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

         The decrease in research expenditures incurred with GTRC is due to the Company's nearing completion of the design and manufacture of prototypes of the set top box and the central office equipment associated with its Traverser(TM) product in 2002. The Company anticipates that upon completion of the Traverser(TM) set top box and central office equipment, overall research and development expenses will generally decline subject to periodic variations for product cost reduction and feature enhancement. The Company anticipates the completion of its flagship product line and a leveling off of research and development costs to reduce the demands on working capital and in turn, this will have a positive effect on the Company's financial position going forward.

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

GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were $870,000 for the three month period ended September 30, 2002, a decrease of $1,773,826 from $2,644,088 for the comparable period in 2001. The decrease in selling, general and administrative costs included a decrease of (a) non-cash charges relating to the issuance of common stock and options to consultants by $738,575, (b) payroll by $125,000, (c) legal expenses by $130,000, (d) marketing expenses relating to trade shows by $110,000, (e) investment consulting expenses by $317,000 and (f) various other administrative expenses that aggregate $353,251.

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

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2002 mPhase had working capital deficit of $124,676 as compared to working capital of $399,321 at June 30, 2002. From its inception on October 2, 1996 through September 30, 2002, the Company has incurred development stage losses totaling approximately $103,158,343 and a stockholders' deficit of $248,237. Cumulatively, through September 30, 2002, the Company had negative cash flow from operations of approximately $42.4 million. At September 30, 2002, the Company had approximately $4,125 of cash, cash equivalents and approximately $118,836 of trade receivables to fund short-term working capital requirements. As of June 30, 2002, the Company's outside auditor's stated that there was "substantial doubt" regarding the Company's ability to continue as a "going concern". The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) the successful wide scale development, deployment and marketing of its products.

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

         The Company has entered into various agreements with GTARC, pursuant to which the Company receives technical assistance in developing the Digital Video and Data Delivery System. The Company has incurred expenses in connection with technical assistance from GTARC totaling approximately $250,000, $100,000, for the three month period ending September 30, 2001 and 2002, respectively, and $13,524,300 from the period from inception through September 30, 2002. The Company and GTRC entered into a Memorandum of Intent, on October 14, 2002 and revised on November 12, 2002, which would result in the settlement of all amounts outstanding equal to approximately $1,774,234.56 and the exchange of mutual releases in consideration for two term Notes totaling $624,235 with varied payments through 2007 and cancellation of approximately $1,050,000 of the amounts outstanding in exchange for warrants to purchase 4,569,252 at 1 cent per share plus a warrant to purchase another 2,000,000 shares of the Company's common stock at $.30 per share of the Company's common stock through 2007. mPhase is the sole, worldwide licensee of the technology developed by GTARC in conjunction with the Traverser(TM) product line. Upon completion of the commercial product, GTRC may receive a royalty of up to 5% of product sales.

         During the three months ending September 30, 2002, certain strategic vendors and related parties converted approximately $1,566,000 of accounts payable and accrued expenses into 4,813,333 shares of the Company's common stock and 2,491,800 warrants. Fair value of the Common Stock and Warrants issued was called upon the fair market value of the Common Stock on September 30, 2002 of $.15 per share.

         As of September 30, 2002, mPhase had no material commitments for capital expenditures.

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

         The Company has incurred net losses totaling approximately $103 million during the development of its flagship product. In fiscal 2001, the Company had anticipated that the sales of its component products would be able to supplement the underwriting of the completion of our flagship product, the Traverser(TM). In fiscal 2002 these sales declined with the overall decline of DSL deployments and spending in the telephonic industry. The Company believes its new iPOTS product has the potential to capture some of the DSL market for new deployments, providing increases in revenue in the fourth quarter of fiscal 2003 and the first half of fiscal 2004. Until such time such revenues are realized, the Company intends on maintaining its reduced cost structure to minimize its losses, which management believes will permit the Company to ultimately achieve profitability.

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

     3) The Company believes the initial major deployments and resultant revenues of its Flagship product, the Traverser(TM), are expected in the first half of fiscal 2004, which along with any upturn of capital spending in the telephone industry will increase sales and improve the Company's margins and provide the Company the opportunity to attain profitability.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

         We have evaluated our cash requirements for fiscal year 2003 based upon certain assumptions, including our ability to raise additional financing and increased sales of our POTS splitter. The Company anticipates that it will need to raise not less than $1.5 million primarily in private placements of its common stock with accredited investors, and/or a Rights Offering to all of the Company's current shareholders during the fiscal year which will end June 30, 2003, or alternatively we will need to curtail certain expenses as incurred at the present levels including marketing and research and development expenses. Additional investment in technology design to reduce the cost of the Traverser(TM) will be necessary over the next 12 months. In the long-term, the Company may invest additional funds annually on research and development of the Traverser(TM) product line based upon sales levels, changes to technology and the overall success of the Company attaining sufficient financing until such time as it achieves profitable operations.

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

                  (a) EXHIBITS.

                  None.

                  (b) Reports on Form 8-K.

                      Reported August 14, 2002, Notification of delay in Shareholders Rights Offering.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.




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


     Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


         I, Ronald A. Durando, President and Chief Executive Officer (principal executive officer) of mPhase Technologies, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q/A for the period ended September 30, 2002 of the Registrant (the "Report"):

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


Date: July 28, 2003
mPHASE TECHNOLOGIES, INC.

Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350

         (Section 906 of the Sarbanes-Oxley Act of 2002)

         I, Martin S. Smiley, Chief Financial Officer (principal financial officer) of mPhase Technologies, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q/A for the period ended September 30, 2002 of the Registrant (the "Report"):

         (1) The Report fully complies with the requirements of Section 13(a))[15(d)] of the Securities Exchange Act of 1934, as amended: and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


/s/ Martin S. Smiley
----------------------------
Name: Martin S. Smiley
      Chief Financial Officer



Date: July 28, 2003
                            mPHASE TECHNOLOGIES, INC.

               Certification of Procedures Followed in Connection
                     with Sarbanes-Oxley Act Certification


         The undersigned, the Chief Executive Officer of mPhase Technologies Inc., a New Jersey Corporation (the "Company") hereby certifies, for purposes of documenting the steps followed by the officer in connection with the execution and delivery to the Securities and Exchange Commission of the attached certification, as follows:

         (1) I reviewed in detail the Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002(the "Report") shortly before the certification was provided.

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



/s/ Ronald A. Durando
--------------------------------
Name: Ronald A. Durando
Chief Executive Officer
                            mPhase Technologies Inc.

               Certification of Procedures Followed in Connection
                     with Sarbanes-Oxley Act Certification

         The undersigned, Chief Financial Officer of mPhase Technologies Inc., a New Jersey Corporation (the "Company") hereby certifies, for purposes of documenting the steps followed by the officer in connection with the execution and delivery to the Securities and Exchange Commission of the attached certification, as follows:

         (1) I reviewed in detail the Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002, (the "Report") shortly before the certification was provided.

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

/s/ Martin S. Smiley
----------------------------
Name: Martin S. Smiley
Chief Financial Officer