Form 10-K
period 2003-06-30
MPHASE TECHNOLOGIES INC
filed 2003-09-11
CIK 825322

Click Here for Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE YEAR ENDED JUNE 30, 2003

COMMISSION FILE NO. 000-24969

mPHASE TECHNOLOGIES, INC.
(Name of issuer in its charter)

NEW JERSEY (State or other jurisdiction of incorporation or organization)	22-2287503 (I.R.S. Employer Identification Number)

587 CONNECTICUT AVE., NORWALK, (Address of principal executive offices)	CT 06854-1711 (Zip Code)

Registrant’s telephone number, including area code: (203) 838-2741

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

COMMON STOCK, NO PAR VALUE

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes  No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to the Form 10-K.

As of August 11, 2003, there were 71,628,182 shares of common stock, no par value, stated value $.01, outstanding and the aggregate market price of shares held by non-affiliates was approximately $14,800,000 (Based upon a closing common stock price of $.30 on August 11, 2003) (solely for the purpose of calculating the preceding amount, all directors and officers of the registrant are deemed to be affiliates.)

     mPHASE TECHNOLOGIES, INC.

     ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2003

Back to Contents

     PART I

     FORWARD-LOOKING STATEMENTS

     This report contains “forward-looking statements”. In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect the Company’s current views with respect to future events and are based on assumptions and subject to risks and uncertainties. The Company discusses many of these risks and uncertainties in greater detail in Part I, Item 1 of this 10-K under the heading “Risk Factors.” These risks and uncertainties may cause the Company’s actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Y ou should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent the Company’s estimates and assumptions as of the date of this report. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

     The following discussion should be read in conjunction with mPhase Technologies’ financial statements and related notes included elsewhere in this report.

ITEM 1. BUSINESS

GENERAL DESCRIPTION OF THE BUSINESS

     mPhase Technologies, Inc. (“mPhase” or the “Company”) is a development stage technology company headquartered in Norwalk, Connecticut with offices in Little Falls, New Jersey and Atlanta, Georgia. The Company is a developer of broadband communications products, specifically, digital subscriber line (“DSL”) products for telecommunications service providers around the world. mPhase shares common office space and common management with Microphase Corporation, a privately-held company. Microphase is a seller of radio frequency and filtering technologies to the defense and telecommunication industries. Microphase has been in operation for almost 50 years and supports mPhase with engineering, administrative and financial resources, as needed.

     Since our inception in 1996, mPhase has been a development-stage company. Our primary activities have consisted of designing, manufacturing and testing our flagship products designed to deliver digital broadcast television over DSL. We have not, as yet, derived any significant revenue from such products.

     mPhase introduced its first TV over DSL platform, the Traverser™ Digital Video and Data Delivery System (“DVDDS”), in 1998. The DVDDS is a patented end to end system that enables a telecommunications service provider to deliver up to several hundred channels of motion picture experts group two (“MPEG-2”) standard broadcast digital television, high speed internet and voice over copper telephone lines between a central office facility of the provider and a customer’s premise. mPhase has not, as yet, derived any material revenues from sales of the DVDDS. The DVDDS is a proprietary technology developed in conjunction with Georgia Tech Research Corporation which allows for the delivery of any channel to all users at any given time without any dilution in quality. The DVDDS consists of an Access Shelf located at a telephone service provider’s central office (CO) and an Intelligent Network Interface (INI)™ set top box located in a customer’s home. Because it is a propriatary end to end system, the DVDDS does not interoperate with other manufacturer’s DSL central office (CO) equipment or customer premises equipment. The DVDDS utilizes Asymmetric DSL (“ADSL”) that allows for significantly more downstream than upstream bandwidth for transmission that is well suited for delivery of broadcast television. The system is the only system on the market that utilizes non- Internet Protocol (“IP”) transmission over ADSL. The DVDDS is installed at Hart Telephone Company in Hartwell, Georgia, where a limited user system is currently operational. A DVDDS™ system is also installed at the BMW manufacturing plant in Spartanburg, South Carolina for use as a television broadcast system in a commercial setting.

     The mPhase TV+ platform, a new product recently developed in conjunction with Bell Laboratories, like the legacy DVDDS platform, is designed to allow for the simultaneous delivery of voice, high speed data, and broadcast TV over copper telephone lines between a telephone service provider’s CO and the customer premises. The mPhaseTV+ platform formerly named ‘Simple TV’ is a modular solution for delivery of several hundred broadcast television channels over ADSL that utilizes an industry-leading, standards-based Lucent Technologies, Inc.’s (Lucent) Stinger™ DSL Access Concentrator for transport of digital television plus high speed internet and voice. The mPhase TV+ platform consists of a cost reduced Traverser INI™ set top box located in a telephone customer’s premises plus the Lucent Stinger located at the CO. A newly developed mPhase Broadcast Television Switch (“BTS”) interfaces with the Stinger and a video headend built by a telephone service provider to downlink broadcast television programming from satellites. The BTS formats the video data prior to the distribution to a customer by the Stinger and supports administrative tasks associated with subscriber management. The use of the Lucent Stinger (digital subscriber line access mutiplexer commonly known as a DSLAM) for transport in the TV+ platform results in a highly scalable architecture for the delivery of video. This is accomplished by internally multicasting each television channel for delivery from the CO to a larger number of end users. We believe that the TV+ platform is the most cost-effective standards-based solution for delivery of broadcast television using ADSL. For mPhase the alliance with Lucent marks a change in strategy from selling a complete proprietary platform to providing an industry-standard modular solution.

     Both the TV+ platform and the legacy DVDDS products are aimed for use in markets primarily outside of the United States that do not have a hybrid fiber coaxial cable (“HFC”) infrastructure necessary for cable TV or fiber to the curb necessary for very fast DSL (VDSL). We believe there is a significant cost advantage when our mPhase TV+ solution is compared against other platforms utilizing existing telephone lines containing the same features. The mPhase TV+ platform does not contain the features such as the delivery of two or more TV channels to a single set top box over copper telephone lines or video on demand and interactive TV features. As ADSL technology migrates forward to ADSL2 or ADSL2+, mPhase will include additional features to its TV+ platform in a modular scalable cost effective manner depending upon actual market demand for such features in markets that mPhase is targeting.

Back to Contents

     We believe the legacy DVDDS developed by GTRC, when combined with a version of the cost-reduced Traverser INI™ set top box redesigned by Lucent, continues to be a cost effective TV platform. The DVDDS can be sold in international markets where primary demand is for multi-channel digital broadcast television plus voice only and there is little demand for high speed internet. We believe the mPhase TV+ platform is the optimal solution for both a telecommunications service provider and the ultimate customer who requires high-speed internet, voice and digital quality broadcast television over ADSL.

     For those television markets in the United States that are not served by HFC, we believe that the availability of programming content is essential to facilitate potential sales of our TV platforms over ADSL. In March of 2000, we established mPhase Television net., Inc. (mPhase TV), a joint venture between mPhase and Alphastar International, Inc. mPhase TV is capable of contracts, licensing agreements, marketing and legal support to service providers interested in deploying television over ADSL for U.S. markets. mPhase TV has secured licenses to resell programming for approximately 80 channels of U.S. broadcast television. mPhase TV enables telecommunications service providers in the U.S. to provide customers a full complement of television programming. This enables a U.S. telecommunications service provider to avoid the necessity of securing such contracting rights individually with many different providers of broadcast television content. It is important to note that the role of mPhase TV has changed since its inception. Originally, mPhase TV was to utilize a satellite uplink/downlink facility and serve as an aggregator of television content. This would eliminate the need for a telecommunications service provider, purchasing a TV delivery platform from mPhase, from having to build a full scale television reception facility (head-end) to downlink broadcast television channels from satellites orbiting the earth. However, recent advances in technology have significantly reduced the costs for a telephone company to build a full scale headend. The role of mPhaseTV is now limited to providing the appropriate licenses and relationships as opposed to offering a content aggregation solution. As part of its cost reduction efforts mPhase terminated its lease of Alphastar’s earth station satellite uplink and downlink facility in Oxford, CT to aggregate broadcast television content. mPhase owns approximately 57% of mPhase TV.

     mPhase also has designed and markets a line of DSL component products ranging from items such as Plain Old Telephone Service (POTS) splitters to innovative loop management products. From our inception in 1996 to date virtually all of mPhase’s revenue has been derived from sales of our DSL products such as POTS splitters and low pass filters. Our newest innovation in our suite of DSL component products is our iPOTS or Intelligent POTS splitter product. This product enables telephone service providers comprehensive remote and automated test access to all elements of a DSL network. The iPOTS, and iPOTS3 allow a telephone service provider to bypass POTS splitters on a DSL network and avoid having to manually intervene and disrupt line usage so a test signal can pass through a DSL network. This product marks an advancement in automating DSL loop management. As DSL deployments increase, it is becoming more important for telecommunications service providers to streamline the process for rolling-out and troubleshooting DSL services. Additionally, as competition for high speed Internet expands, the market is witnessing a reduction in the price for such service. Therefore, it has become imperative that telecommunications service providers lower the operational costs involved with supporting DSL services. Currently our iPOTS1 is designed for use with the Lucent Stinger, whereas, the iPOTS3 is compatible with DSLAM’s manufactured by other vendors. mPhase currently has a non-exclusive worldwide distribution agreement with Corning Cable Systems for the sale of the iPOTS products. Such arrangement potentially expands exposure for this product, as Corning is one of the largest vendors of central office DSL filtering equipment. The Company is also aggressively pursuing direct efforts with respect to sales of the iPOTS product.

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

     On March 26, 1998 the Company entered into a Licensing Agreement with Georgia Tech Research Corporation (“GTRC”) in which mPhase became the exclusive licensee of all patents received by GTRC in connection with development of the Traverser™, GTRC receives a royalty equal to 5% of gross sales of the Traverser ™ and 30% of any “lump sum payments” under the terms of its license, as amended.

     On June 25, 1998, mPhase acquired Microphase Telecommunications, Inc., a Delaware corporation, from Microphase Corporation by issuing 2,500,000 shares of its common stock. Microphase Telecommunications’ principal assets were patents and patent applications utilized in the development of its proprietary Traverser™ technology.

     In March, 2000, mPhase entered into a joint venture with AlphaStar International, Inc. to form an entity called mPhaseTelevision.Net, Inc. in which the Company held a 50% interest. On May 1, 2000, the Company acquired an additional 6.5% interest in mPhaseTelevision.Net, Inc. and made it one of its consolidated subsidiaries.

     On March 14, 2000, mPhase entered into an agreement with BMW Manufacturing Corp., located in South Carolina. Under the agreement, the Company installed version 1.0 of the Traverser ™ for BMW’s telephone transmission network. BMW has agreed that, upon its notice and consent, mPhase will be able to demonstrate to potential customers the functioning system at BMW’s facilities. BMW has made two (2) subsequent purchases increasing the size of the deployment to 48 unique units.

Back to Contents

     Our flagship installation, Hart Telephone, has completed the building and development of its digital headend during the fourth quarter of 2001. Hart currently has approximately 70 customers receiving about 80 channels of television services utilizing such platform.

     In May of 2002 mPhase initiated discussion for development of a cost-reduced set top box (INI) with the Bell Laboratories division of Lucent Technologies, Inc.

     Effective December 1, 2002, mPhase entered into a Development Agreement with the Bell Laboratories division of Lucent Technologies, Inc. for the development of mPhase’s broadcast television switch as an integrated platform with the Lucent Stinger ™ DSL Access Concentrator.

     On December 9, 2002, pursuant to a Statement of Work, Lucent commenced development of the BTS for mPhase.

     On December 15, 2002, mPhase engaged Lucent for the cost reduction of its Traverser INI set top box.

     On January 21, 2003 mPhase entered into a Co-Branding Agreement with Lucent Technologies under which mPhase’s INI set top box would be co-branded with the Lucent Technologies name and logo.

     On April 4, 2003, mPhase entered into a Systems Integration Agreement with Lucent Technologies. Under the terms of such an agreement mPhase has been given the exclusive rights to sell worldwide as a ‘bundled’ solution the Stinger in connection with mPhases’ BTS.

     Our revenue, historically, has been derived exclusively from sales of DSL component telephone equipment parts, the majority of which has come from our sales of POTS Splitter Shelves. We have derived no material revenue to date with respect to our broadcast television over DSL platforms. In our fiscal years ended June 30, 2003 and June 30, 2002 we generated approximately $1.6 million and $2.6 million in revenue, respectively, from the commercial sale of our component products and overall losses for such years of $6,650,211 and $11,245,361, respectively. These component products, including filters and Central Office POTS Splitter Shelves, are marketed to other DSL equipment vendors. We do not believe that either our legacy DVDDS platform developed by GTRC or our new TV+ platform developed by Lucent will be materially impaired by the sale of these component products to these potential competitors.

Products & Services

     Our primary business is to develop and market our platforms that are capable of delivering broadcast television by domestic and international telephone companies and other communications service providers over twisted pair copper telephone lines. We believe our flagship products are the most cost-effective, reliable, scaleable and easiest to operate platforms for delivery of broadcast television, data and voice over ADSL on the market. mPhase primarily is targeting its marketing of its television delivery systems to international telephone companies. Telephone companies around the world are experiencing negative pressures on their wireline calling revenues and need to increase their per subscriber revenue and margins. Outside of the United States, service providers are particularly reliant on their copper infrastructure, as few countries have upgraded their infrastructure to optics. Beyond that, the options for pay-tv services outside the U.S. are, for the most part, limited. Consumers living abroad have less access to digital television, leaving international telecommunication companies well-positioned to capture a large percentage of the market. Hence, we believe the market conditions that exist abroad are stronger for our products than those that exist domestically. mPhase intends to utilize its own sales force, in addition to strategic partners to distribute its products worldwide.

Television over DSL Platforms

     mPhase’s first TV platform, the Traverser Digital Video and Data Delivery System (“DVDDS”) introduced in 1998, is a patented end-to-end system enabling the delivery of digital broadcast television, analog voice service and high-speed data, as well as other ancillary services, over a single copper telephone wire using ADSL. Telephone service providers using the mPhase legacy DVDDS need to build a digital video headend or programming and control center (“PCC”) to downlink broadcast television programming content from satellites. This includes installing a satellite receiving dish, off-the-shelf video equipment and mPhase’s software to manage the video content at the PCC. Local off-air channels are received, digitized and combined with the signals received via satellite at the PCC. The PCC can be co-located with a single central office or remotely located and connected to each Central Office (“CO”) via fiber. The DVDDS CO equipment, known as the mPhase Universal Access Shelf, integrates video signals from the PCC with Internet and voice signals. The output of the Universal Access Shelf consists of DSL “lines" capable of carrying a single digital broadcast television channel, high-speed data and POTS (“Plain Old Telephone Service”) to subscribers over existing telephone lines. Upon reaching the home or business, the DSL line is fed into the mPhase intelligent network interface INI , or digital set top box. The INI separates the three signals and routes them to the television, PC and telephone.

     The Company believes that the DVDDS is best suited for markets outside of the United States that do not have a fiber-optic infrastructure and where there is a demand for voice and multi-channel digital broadcast TV over DSL. The patented bus architecture utilized by the DVDDS platform allows a plurality of channels to be delivered to a plurality of users all of the time ensuring unequivocal system reliability. The Company believes it to be a very effective method to deliver realtime broadcast television over copper phone wires. Additionally, the DVDDS does not require an upgrade of the existing infrastructure thereby avoiding the capital expense required to support certain competing video over DSL platforms.

     The DVDDS utilizes technology that mPhase licenses exclusively from Georgia Tech Research Corporation (“GTRC”) and DSL semiconductor chip technology purchased from GlobeSpan Semiconductor, Inc. Georgia Tech Applied Research Corporation (“GTARC”) provided a significant portion of the engineering research and design to develop the DVDDS. The DVDDS also utilizes component technology developed by Microphase Corporation.

Back to Contents

     The DVDDS is currently deployed with two customers, BMW Manufacturing in Spartanburg, South Carolina and Hart Telephone in Hartwell Georgia and has not, as yet, generated material revenues.

     mPhase has recently introduced its second television platform that utilizes the industry-leading, standards-based Lucent Technologies, Inc.’s (Lucent) Stinger DSL Access Concentrator for transport of digital television plus high speed-internet from a telephone service provider’s CO to a customer’s premises. The TV+ platform consist of a cost reduced INI set top box located in a telephone customer’s premises and central office equipment consisting of the Lucent Stinger DSL equipment plus a new mPhase Broadcast TV Switch (“BTS”).

     The mPhase TV+ platform, like the DVDDS, is designed to allow for the simultaneous delivery of analog voice plus digital high speed data, and broadcast TV over copper telephone lines between a telephone service provider’s CO and the Customer Premises. As noted above, the TV+ platform is aimed for use in markets primarily outside of the United States that do not have a fiber optic infrastructure necessary for cable TV or fiber to the curb necessary for very fast DSL (VDSL). Our solution is more cost effective for both a telecommunications service provider and the end user in such areas since it delivers any given broadcast television the channels to the largest number of users. We believe the mPhase TV+ solution provides the lowest capital cost for telephone service providers to enter the market for broadcast television.

     The mPhase TV+ platform does not contain features that currently would require significant and expensive upgrades to its telephone service provider’s current infrastructure. Our goal is to achieve wide acceptance of our television platforms in developing markets outside of the United States for multi-channel digital broadcast television at significant gross margins by creating an extremely cost-effective product. We believe such markets do not demand, or can afford, feature-rich and expensive solutions available with alternative technologies such as cable, VDSL and much more expensive platforms for ADSL. As ADSL technology migrates forward to ADSL2 or ADSL2+, mPhase will include some or all of these features in its TV+ platform in a modular scalable cost effective manner depending upon actual market demand for such features in markets that mPhase is targeting.

     For mPhase, the alliance with Lucent marks a change in strategy from selling a complete proprietary platform to providing an industry-standard, modular solution. Under our Co-Branding Agreement with Lucent, mPhases’s Traverser™ INI set top box is co-branded with Lucent and results in greater product recognition. Under our Systems Integration Agreement with Lucent, mPhase has the exclusive worldwide right to resell the Lucent Stinger as part of the bundled “value added” TV+ platform. By utilizing the Lucent Stinger for transport together with the mPhase TV+ platform, service providers can capitalize upon the proven and extremely robust and cost effective method of supporting and delivering data combined with the mPhase BTS supporting delivery of broadcast TV. In addition, the TV+ platform is compatible with DSLAM’s manufactured by other vendors.

     Since the mPhaseTV+ platform solution is modular, telephone companies that already have deployed the Stinger can quickly and easily upgrade to support broadcast television in addition to data and voice services. There are over 4 million Stinger DSL ports currently deployed in 20 countries around the globe. As noted above, the hybrid solution is based upon industry-standard transport technology as opposed to the proprietary transport utilized in the Traverser™. Finally, by utilizing the Lucent Stinger for transport, mPhase is able to capitalize upon future engineering and design efficiencies of the Stinger. The mPhaseTV+ platform is ideally suited for large-scale deployments in parts of the world where there either is currently or will likely be demand to support data AND television services simultaneously.

     mPhase’s original set top box designed by GTRC to be used as the CPE portion of the Traverser™ has recently been reduced in size and costs by Lucent. This product called the Traverser INI™ is a low-cost set-top box developed specifically for delivering (MPEG2) standard video bitstreams over DSL links. mPhase’s new version of its set top box utilizes standard ADSL transport. Such set top box can be sold as a stand-alone product that supports the Lucent Stinger DSLAM’s designed by Lucent as well as other manufacturers based upon an open form of standards-based technology.

     To date, Next Level Communications appears to have the lead among our competitors in terms of the number of deployments of broadcast television over DSL. However, the majority of such deployments utilize very fast DSL (“VDSL”) as opposed to our Asynametric DSL (“ADSL”) solution that has a much shorter reach from its source and requires a fiber to the neighborhood infrastructure. We believe the cost of such solution is prohibitive to many telecommunications service providers in the developing international markets where such an upgrade to such infrastructure is not economic nor feasible.

Other Products

POTS Splitter Shelves

     A Plain Old Telephone Service (“POTS”) Splitter Shelf is a low pass/high pass filter that separates voice and data transmissions. POTS Splitter Shelves are necessary to permit simultaneous voice and data transmissions over the same twisted copper wire pair. POTS splitter shelves and the individual cards that populate the shelf, separate and combine traffic traveling along each twisted pair of wires into the analog voice portion of a transmission and the digital data portion, so that each signal can travel independent of the other. This product allows for increased clarity of both voice and data information and decreased crosstalk or interference.

     Our POTS Splitter products are available in a domestic and European version.

Intelligent POTS Splitter (iPOTS )™, iPOTS3 and Universal Bypass

     The mPhase iPOTS and the recently introduced iPOTS3 are innovative products for the DSL industry that enables remote and cost-effective loop management and maintenance including line testing, qualification and troubleshooting from a telecommunication service provider from a CO. Prior to the introduction of the iPOTS and iPOTS3 products, loop management could not be remotely performed through a conventional POTS Splitter without the use of expensive cross connects or relay banks because of the mandatory direct current blocking capacitors in traditional POTS splitters, as required by regulatory standards. The (patent pending) iPOTS and new iPOTS3 products allow both narrow and wideband testing of a telephone loop for DSL data capabilities necessary to deploy DSL. Using the iPOTS products testing is performed through the central office POTS Splitter without having to manually intervene, thereby eliminating the need to dispatch personnel from the telephone company to the field thus reducing the cost of deploying DSL. Currently the iPOTS1 product is designed for use with the Lucent Stinger, whereas, the iPOTS3 product is compatible with any vendors DSLAM. mPhases’s Universal Bypass product is a module containing the intelligent functionality which can be used with any vendor’s POTS Splitter.

Back to Contents

     mPhase is party to a non-exclusive distribution agreement with Corning Cable Systems for its line of intelligent products. This agreement increases the potential exposure of this product line, as Corning has a global sales force and established relationships with the largest telephone companies in the world.

mPhaseStretch

     mPhase has recently developed a new product known as the mPhaseStretch targeted for emerging markets outside of the U.S. This product is a digital loop extender that enhances the performance of the legacy DVDDS platform by extending the transmission distance for the delivery of voice, video and data up to 30,000 feet. The mPhaseStretch is a powered device that is placed on the line at approximately 9,000 feet intervals or before the signal begins to degrade. We believe, the addition of the Stretch could give mPhase the greatest serviceable distance radius for the delivery of converged services over copper telephone wires. The current mPhaseStretch is compatible only with the legacy Traverser DVDDS television platform.

Microfilters

     We have developed a complete line of microfilters, including a 2 and 4 pole filter for use in single and multi-phone households, as well as a Network Interface Device Splitter. These products, similar to POTS splitters, ensure clear and reliable service of voice, high-speed data, and television when these two services are transported over the same line.

Target Market

     mPhase’s primary target market for the DVDDS and TV+ digital broadcast television delivery platforms over ADSL includes international and rural domestic telephone companies. Specifically, we believe our TV over DSL platform products are the most competitive in markets that currently have limited access to multi-channel television services such as many parts of Eastern Europe, Africa, Latin America, Asia and the Middle East, as well as parts of the rural United States.

Competitive Business Conditions

     The telecommunications sector continues to experience significant weakness in capital spending by service providers globally. The downturn in spending has continued for the last two fiscal years of mPhase ending June 30, 2003 and June 30, 2002 respectively. The dramatic pull back in equipment purchased by service providers, has significantly reduced earnings and resulted in dramatically reduced stock prices of telecommunications equipment vendors. This, together with the tremendous correction of stock prices in general during the past three years, has halted the growth of the sector. The Company remains optimistic about the future of DSL and the potential of its broadcast television platforms and the market for its component DSL products as the rollout of DSL continues globally. We anticipate some upturn in capital spending during fiscal year 2004, however, service providers still face significant challenges of overcapacity and declining margins for traditional services globally.

     In addition to the overall economic climate, the telecommunications equipment market is also characterized by swift technological change. Currently, communications service providers have the option to offer several broadband solutions in the last mile, including the existing ISDN or T-1 technologies, fiber optics or hybrid coaxial cable and wireless and satellite delivery methods. Communications service providers may use these other technologies instead of DSL to offer their subscribers broadband access. Based upon current telecommunications industry standards and deployment methodologies, mPhase believes that DSL can compete favorably with these other technologies, especially outside of the United States. In particular, telephone companies and other copper-wire based service providers, that are interested in maximizing revenues associated with the installed copper wire infrastructure, will favor DSL or other copper-based broadband technologies.

     Alcatel is the leading supplier of DSLAMS (digital subscriber line access multiplexers) around the globe having deployed several video over DSL installations with telephone service providers.  Historically, Alcatel has worked with multiple equipment vendors to create a complete, end-to-end video solution, including middleware (i.e., software) providers iMagicTV and set top box provider, Pace.  Recently, however, Alcatel acquired iMagicTV, bringing at least some of the third party required equipment, in-house.  Alcatel has announced upgrades to its ASAM 7301 specifically to better support the delivery of converged voice, video and data.

     There are a number of telecommunications equipment providers competing in the television over DSL market.  For instance, Next Level Communications (NLC), which has recently become a division of Motorola, has secured over 100 customers predominantly in the United States.  The majority of their deployments utilize a specific form of DSL known as VDSL (very fast digital subscriber line).  VDSL requires that telecommunications service providers install fiber optics into the neighborhood, or close to the customer premises because signals can only travel up to 5,000 feet over copper telephone wires.  As a result, relative to the mPhase solutions, the NLC platform is more capital intensive due to the cost of the infrastructure upgrade (i.e., installing fiber optics closer to the customer premises). NLC has also introduced an ADSL version of its equipment, which enables greater serviceable distance radius of approximately 8,000 feet. This newer product could compete more directly with both of mPhase’s TV platforms over ADSL solutions.   In general, NLC’s products tend to more feature rich and therefore more costly.  NLC concentrates the majority of its sales efforts within the US market where consumers demand a robust viewing experience due to the plethora of alternatives for television services.

Back to Contents

     Lucent also offers another video over DSL solution currently deployed at SasTel in Saskatchewan Canada.  This solution, similar to NLC’s products, offers greater functionality and features, however is more costly in terms of per port equipment cost than the mPhaseTV+ platform.  Finally, other smaller vendors are emerging, partnering with other equipment vendors to create a video over DSL platform.  Equipment providers such as Net to Net and Paradyne are modifying their data platforms to support the delivery of television services. However, mPhase believes it has certain cost of equipment advantages over other vendors making its system more economically viable for potential customers.  The Company believes that the strength of the video-centric BTS coupled with the strength of the data-centric Lucent Stinger make its solution extremely competitive in its target markets.

     Other vendors that offer complete platforms for delivery of TV over DSL or hardware or software portions of such platforms that incorporate broadband solutions over copper wire include: ADC, Advanced Fiber Communications, Innovia, NEC, Motorola, Huawei Technologies Corporation Limited, Paradyne Networks, Samsung, 2Wire, Siemens, TUT Systems, Motorola, UTSTARCOM and Westell. In addition, we also compete with Minerva and Myrio Corporation, which provide infrastructure software products to deliver multi-channel digital television over telephone networks by using Internet Protocol.

     Cable television providers are also competing in the space for converged services using analog and digital cable connections that have been upgraded for digital two-way services. In the United States, the majority of cable connections have already been upgraded and can support the delivery of television and high-speed Internet, and in many cases, cable telephony. In fact, the imposing threat that cable companies present has created a catalyst among telephone companies to expand their service offering to include advanced services such as digital television.

     While satellite delivered television services in the U.S. have experienced significant growth over the past several years, the ability for satellite providers to offer reliable, consistent and cost- effective high speed data is still in its infancy and too expensive to commercially deploy. Furthermore, satellite providers are not typically equipped to offer telephony services, unless they were to partner with a telephony provider. Beyond that, particularly outside of the U.S., the direct-to-home satellite options are limited due to either low channel counts or unreliable quality. Satellite signals are often affected by weather events such as severe snow or rain, unlike DSL-delivered services which remain unaffected by weather patterns.

Manufacturing

     mPhase subcontracts all of the manufacturing of its products to outside sources including related parties such as Janifast Ltd. and Microphase Corporation.

Outsourcing

     The Company practices an outsourcing model whereby it contracts with third party vendors to perform certain functions rather than performing those functions internally. For instance, mPhase out sources digital engineering development for the Traverser™ System to GTARC. It also out sources analog engineering development and certain administrative functions to Microphase Corporation. mPhase has outsourced to Lucent Technologies, Inc. cost reduction of its Traverser INI set top box and development of its new mPhaseTV+ platform. With respect to manufacturing of its TV+-Platform, mPhase is targeting leading contract manufacturing companies with strategically located facilities globally with which it can establish long-term relationships. By using contract manufacturers, mPhase will attempt to avoid the substantial capital investments required for internal production.

     As described in detail on page 5, the Company has entered into a number of significant agreements with Lucent Technologies, Inc which include a Co-Branding Agreement, dated as of January 21, 2003, allowing the Company to add the Lucent name and Logo to its cost-reduced Traverser INI set top box. Such agreement is for an initial period of one year and is subject to renewal on an annual basis by mutual consent. In addition, the Company has entered into a Systems Integrator Agreement, dated as of April 4, 2003 designating the Company as a reseller of the Lucent Stinger DSL transport product when bundled as part of the mPhase TV+ platform globally. Such agreement gives mPhase the exclusive right to sell the TV+ product worldwide containing the Lucent Stinger as the DSL transport mechanism for delivering broadcast television, high speed data and voice over copper telephone wires. In order to qualify for such status, as an accredited reseller, Lucent Technologies, Inc. determined that the Company’s TV+ platform added significant software and hardware value to the Stinger DSL product by enabling such product to deliver broadcast television over ADSL in addition to the Stinger’s well known existing world –class capabilities for the delivery of voice and high-speed data over copper telephone lines. Such agreement is for an initial two year term provided that either party may cancel such agreement with 60 days notice to the other party.

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

Back to Contents

     The intellectual property owned and licensed by the Company falls into two general categories, analog and digital intellectual property.

mPhase owns the analog intellectual property which can be characterized as filter technology. This intellectual property includes:

o	Low pass filter shelves and POTS Splitters, which separate and combine the DSL spectrum from the traditional voice service;

o	ADSL filters, which are filters that conform to the worldwide DSL standard and are utilized in the transmission of data and voice service; and

o	Bypass for telephone Splitter System, which enables an automated and remote bypass of the POTS Splitter so full metallic testing can be performed.

     We have a pending patent application which was filed in June 1999 claiming priority to three provisional patent applications for the analog portion of our technology.

     mPhase exclusively licenses our digital intellectual property from GTRC. We also have an exclusive, worldwide license to manufacture and market products using the technology developed by GTARC under our contract with them. The exclusive license with GTRC is applicable for the duration of their patent protecting the system design and other technology related to the Traverser™. The digital intellectual property that we license provides several unique aspects of the Traverser™. Among them is the backplane design, which provides every subscriber the ability to view any channel available. All subscribers in a given system could be watching the same channel at the same time. The intellectual property licensed exclusively to mPhase by GTRC includes the below mentioned patents. A patent for the System and Method for the Delivery of Digital Video and Data over a Communications Channel was issued on November 28, 2000 to the Georgia Tech Research Corporation.

     A patent was issued on March 27, 2001 to the Georgia Tech Research Corporation for the System and Method for Maintaining Timing Synchronization in a Digital Video Network. This patent covers the development of the Framer and the Framer chip. The Framer is an Integrated Circuit which gives the Traverser™ the capability of allocating both the downstream and upstream bandwidth into virtually any application required. This feature allows the Traverser™ to deliver both MPEG-2 digital video and Internet data simultaneously and also allows for future applications of the Traverser™.

     A patent was issued on November 27, 2001 to the Georgia Tech Research Corporation for the Method and Apparatus for Combining a Plurality of 8B/10B Encoded Data Streams addresses video data transport between digital headends and the access network serving subscribers. A further patent is pending covering other methods of video program transport.

     Another patent was issued on August 13, 2002 covering what mPhase calls the System Management Workstation (SMW). Specifically, this patent entitled, “Computer System and Method for Providing Digital Video and Data Over a Communication Channel” addresses the means by which the computer system and method manages the already patented bus or broadcast backplane, for the delivery of converged voice, video and data. The management system covered by this patent performs functions such as monitoring the health of the Traverser™ system, managing a database of user information, as well as linking multiple central offices to a master system control station.

Georgia Tech also has patents pending that protect:

     o apparatus and methods of remote control of the Intelligent Network Interface™; and,

     o systems and methods to provide subscribers means to playback previously recorded video content.

We also rely on unpatented proprietary technology, and we can make no assurance that others may not independently develop the same or similar technology to ours or otherwise obtain access to our unpatented technology. If we are unable to maintain the proprietary nature of the Traverser™ technology, our future operations would likely be adversely affected.

Government Regulation

     The Federal Communication Commission, or FCC, and various state public utility and service commissions, regulate most of mPhase’s potential domestic customers. Changes to FCC regulatory policies may affect the accessibility of communications services, and otherwise affect how telecommunications providers conduct their business. These regulations may adversely affect the Company’s potential penetration into certain markets. In addition, its business and results of operations may also be adversely affected by the imposition of certain tariffs, duties and other import restrictions on components, which mPhase obtains from non-domestic component suppliers. Changes in current or future laws or regulations, in the U.S. or elsewhere, could materially adversely affect the Company’s business.

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

Back to Contents

     Our products and equipment were designed to comply with the aforementioned rules and regulations. The POTS splitter and filter products were already certified with FCC Part 68. The Traverser™ is still undergoing FCC Part 15 certification process.

     Compliance with FCC rules and regulations allows our equipment to be marketed and sold in the United States. While the certification process and costs associated have no material effect on mPhase’s financial condition, failure to comply with FCC rules and regulations would result in loss of revenue and additional costs on product revision and/or redesign.

Research and Development

     mPhase has designed the legacy Traverser™ DVDDS and its ancillary component parts in conjunction with multiple research and development partners. On March 26, 1998, we entered into a license agreement with GTRC which has the patent on the Digital Video and Data Delivery System technology. GTRC has granted us the exclusive license to use and re-sell this technology in the legacy Traverser™ DVDDS TV platform. We are required to pay GTRC royalties of 5% on the sales of the legacy Traverser™ DVDDS platform. The agreement expires automatically when the patents covering the invention expire. GTARC conducts the majority of our digital research and development for the Traverser™. Microphase Corporation contributed the analog technology incorporated in the design of the Traverser™, as well as providing ongoing development of analog DSL components. As of June 30, 2003, we had been billed a cumulative total of approximately $13,524,300 for research and development conducted by GTARC.

     Our new cost-reduced feature enhanced Traverser™ INI set top box together with our TV+ platform is being developed by Lucent Technologies, Inc. for a cost of approximately $1.6 million and we have engaged and expect to continue to engage Lucent for assistance with our development of other product refinements and enhancements on a project by project basis. As of June 30, 2003 we have been billed a cumulative total of approximately $1,268,750 for research and development conducted by Lucent, of which we have paid approximately $898,000.

Employees

     mPhase presently has approximately 13 full-time employees, two of whom are also employed by Microphase Corporation. See the description in the section entitled “Certain Relationships and Related Transactions.”

Back to Contents

     RISK FACTORS

     RISKS RELATED TO FINANCIAL ASPECTS OF OUR BUSINESS

     We have had substantial losses from operations since our inception in 1996 (including $6,650,211 and $11,245,361 for the fiscal years ended June 30, 2003 and 2002, respectively) and cannot be certain when and if we will ever be profitable.

     We will continue to incur losses from operations and negative cash flow for the foreseeable future and will need to depend on external funding which may not be available in the capital markets.

     We have never been profitable from our inception in October, 1996 through June 30, 2003 and we have incurred (a) accumulated net losses of $108,016,497 million and a stockholders’ deficit of $3,781,649 respectively and (b) cumulative negative cash flow of approximately $43,515,413.

     The report of the Company’s outside auditors’ Rosenberg Rich Baker Berman & Company with respect for the fiscal year ended June 30, 2003 stated that there is substantial doubt of the Company’s ability to continue as a going concern.

     We may be forced to raise additional cash for operations by selling additional shares of our common stock at depressed prices causing dilution to our shareholders.

     Management estimates that the Company will need additional capital of $2 million between now and June 30, 2004 to continue operations through (a) further reduction of our cash expenditures, (b) sales, (c) external funding or by (d) a combination of the foregoing.

     We may be unsuccessful in raising additional needed capital in the current capital markets because of the depressed price of our stock as a telecommunications equipment provider.

     As of June 30, 2003, we have warrants and options outstanding convertible into approximately 31,777,735 shares and 17, 167,000 shares of mPhase common stock of which, upon conversion may adversely affect the future price of our common stock.

     As of June 30, 2003, a portion of our warrants and options outstanding are convertible into approximately 22,826,010 and 2, 435,000 respectively of our common stock at $.30 per share or less that, upon exercise, will result in significant dilution to many of our current shareholders and may adversely affect the future price of our common stock.

     As of June 30, 2003, the Company has approximately 3,130,000 shares of common stock reserved for issuance upon the conversion of convertible notes to related parties at $.30 per share.

     Our common stock is a highly speculative investment and is suitable only for such investors with financial resources that enable them to sustain the loss of their entire investment in such stock.

     Because the price of our common stock is less than $5.00 per share and is not traded on either the NASDAQ National or NASDAQ Small Cap exchanges it is considered to be a “penny stock” limiting the type of customers that broker- dealers can sell to which is limited to established customers and Accredited Investors (within the meaning of Rule 501 of Regulation D of the Securities Act of 1933, as amended) thereby limiting its liquidity.

RISK FACTORS RELATED TO OUR OPERATIONS

     We have had to date no material revenues derived from sales of our legacy Traverser™ DVDDS platform or our new TV+ platform or new line of Intelligent POTS Splitters.

     Sales from our POTS Splitter and other DSL products have experienced a significant decline as a result of the significant downturn in capital spending by telecommunications service providers during the past two years.

     We depend upon GTRC for continued technical assistance in connection with deployment of our legacy Traverser™ DVDDS television platform and our business would be materially adversely affected if GTRC were to terminate our relationship.

     We owe GTRC approximately $1.8 million and are attempting to finalize an agreement in principle to convert a portion of such payables into common stock on terms to be agreed upon, however, no assurances can be given that such an agreement will be reached.

     We depend upon Lucent Technologies, Inc. for continued technical assistance in connection with deployment of our TV+ platform and new Traverser™ INI set top box as well as our current ability to resell the Lucent Stinger on a bundled basis with such TV+ platform and our business would be materially adversely affected if Lucent were to terminate our relationship.

     Management contracts with all of our senior officers have expired and are currently being renegotiated and no assurances can be given that the Company will reach a new agreement with such key individuals.

Back to Contents

     RISK FACTORS RELATED TO OUR TARGETED MARKETS

     Our sales cycle for our legacy Traverser™ DVDDS and TV+ platforms as well as our new Traverser™ INI set top box are lengthy (since it involves a major strategic decision by a telecommunications service provider or equipment vendor) and we may incur significant marketing expenses with no guarantee of future sales.

     A significant market for our legacy Traverser™ and TV+ platform may never develop if telephone service providers fail to successfully deploy broadband services including high speed data and television.

     Telephone service providers worldwide have significantly decreased capital expenditures for broadband as a result of the current economic downturn in the industry.

     Certain telephone companies (especially in developing international economies) may have copper wire infrastructure that is not of sufficient quality to accommodate the Traverser™.

     We expect the majority of our future revenues to be derived from international emerging markets and our success depends upon our ability to sell our flagship television delivery platforms outside of the United States where political, currency and regulatory risks are significantly greater.

     Our television delivery platforms over ADSL may fail to meet foreign regulatory standards.

     Our customers may need to build a digital head-end to download television programming signals from satellites involving a significant additional capital expenditure to utilize the digital Television capabilities of either of our legacy Traverser™ DVDDS or TV+ platform.

     The telecommunications equipment industry is subject to swift and continuing technological changes that could render our products obsolete

     Intense competition in the telecommunications equipment market could limit or prevent our profitability.

     Our competitors that sell DSL systems that compete with our products include much larger and better known and capitalized companies with significantly greater selling and marketing experience and financial resources such as ADC, Alcatel S.A., Calix Catena Networks, Copper Mountain, Advanced Fiber Communications, ECT Telecommunications, Ericsson, Fujistsu, Marconi, Motorola, NEC, Nortel, Huawei Technologies, Net to Net Technology, Nokia, UTS Starcom, DVTEL, Inc., Turnstone, Paradyne Networks, Samsung, 2 Wire, Siemens, TuT Systems, and Optibase Wesell.

     We also face competition from companies that provide infrastructure software products to deliver multi-channel digital television over telephone such as Imagic TV, Minerva and Myrio Corporation.

     Our telephone service provider customers face competition from cable-based technologies, fixed wireless technologies and satellite technologies which may cause them not to deploy our Traverser™ product.

     Although the Traverser™ product is patent-protected and neither it nor our TV+ product are the subject of any infringement allegations, the telecommunications industry, in general, is characterized by a large number of patents and frequent patent litigation based upon claims of patent infringement when compared to other industries.

     mPhase’s products are subject to various regulations and certifications in different countries and no assumptions can be made that such products will achieve such certifications or satisfy regulatory compliance standards.

     Future market demand for telephone service companies to continue an aggressive roll-out of DSL, in general, and ADSL and ADSL2+ in particular, is highly unpredictable especially in developing markets outside of the United States.

Back to Contents

ITEM 2. PROPERTIES

     Our corporate headquarters is located at 587 Connecticut Avenue, Norwalk, CT 06854-1711. The Company leases this office space from Microphase Corporation under a facilities agreement with Microphase that provides that mPhase lease office space, lab facilities and administrative staff on a month-to-month basis for $11,340/month. The Company also maintains an office in Little Falls, New Jersey and at the Georgia Advanced Telecommunications Research Technology Center in Atlanta, Georgia.

ITEM 3. LEGAL PROCEEDINGS

     The Company has recently been advised that, following an investigation by the staff of the Securities and Exchange Commission, the staff intends to recommend that the Commission file a civil injunctive action against Packetport.com, Inc. (hereinafter “Packetport”) and its Officers and Directors. Such recommendation relates to alleged civil violations by Packetport and such Officers and Directors of various sections of the Federal Securities Laws. The staff has alleged civil violations of Sections 5 and 17(a) of the Securities Act of 1933 and Sections 10(b)and 13(d)of the Securities Exchanges Act of 1934. As noted in other public filings of mPhase, the CEO and COO of mPhase also serve as Directors and Officers of Packetport. Such persons have advised mPhase that they deny any violation of law on their part and intend to vigorously contest such recommendation.

     From time to time we may be involved in various legal proceedings and other matters arising in the normal course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Back to Contents

     PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) MARKET PRICES OF COMMON STOCK

The primary market for mPhase’s common stock is the NASDAQ OTC Bulletin Board, where it trades under the symbol “XDSL.” The Company became publicly traded through a merger with Lightpaths TP Technologies, formerly known as Tecma Laboratories, Inc. pursuant to an agreement dated February 17, 1997. The following table sets forth the high and low closing prices for the shares for the periods indicated as provided by the NASDAQ’s OTCBB System. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions. These figures have been adjusted to reflect a 1 for 10 reverse stock split on March 1, 1997.

YEAR/QUARTER	HIGH	LOW

Fiscal year ended June 30, 2000
First Quarter	$9.25	$2.97
Second Quarter	6.19	2.50
Third Quarter	19.13	6.50
Fourth Quarter	14.13	6.00
Fiscal year ended June 30, 2001
First Quarter	$9.25	$3.00
Second Quarter	5.94	1.47
Third Quarter	3.38	1.22
Fourth Quarter	2.61	1.03
Fiscal year ended June 30, 2002
First Quarter	$1.67	$.31
Second Quarter	.86	.31
Third Quarter	.62	.27
Fourth Quarter	.50	.23
Fiscal Year ended June 30, 2003
First Quarter	$.32	.15
Second Quarter	.31	.15
Third Quarter	.36	.19
Fourth Quarter	.42	.28

(B) HOLDERS

As of June 30, 2003, mPhase had 71,453,521 shares of common stock outstanding and approximately 11,200 stockholders of record. As of June 30, 2003 we have approximately 31,777,735 shares and 17,167,000 shares of stock reserved for issuance upon the conversion of warrants and options respectively.

(C) DIVIDENDS

mPhase has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to finance operations and the expansion of its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be based upon mPhase’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the Board of Directors deems relevant.

Issuance of Unregistered Securities

The information required by this item is set forth in Note 10 on F-19 attached hereto and in 10-Q’s dated September 30, 2002, December 31, 2002, and March 31, 2003.

Back to Contents

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and notes included in this annual report. The statement of operations data from October 2, 1996 (date of inception) to June 30, 1997 and for the year ended June 30, 1998, and the balance sheet data as of June 30, 1997 and 1998, are derived from financial statements that have been audited by Schuhalter, Coughlin & Suozzo, LLC, independent auditors, and are included in this document. The statement of operations data for the years ended June 30, 1999, 2000, and 2001 and the balance sheet data as of June 30, 1999, 2000, and 2001 are derived from financial statements that have been audited by Arthur Andersen LLP., independent auditors. The statement of operations data for the years ended June 30, 2002, and June 30, 2003 and the balance sheet data as of June 30, 2002 and June 30, 2003 have been audited by Rosenberg Rich Baker Berman & Company, independent auditors, and are included in this document.

			Year Ended June 30,
	1999	2000	2001	2002	2003
		(in thousands, except share data)

STATEMENT OF OPERATIONS DATA:
Total revenues	$—	$279	$10,524	$2,582	$1,582

Costs and Expenses:
Cost of sales	—	132	5,805	2,415	1,493
Research and
development	3,563	10,157	10,780	3,820	3,541
Licensing Fees	—	—	—	—	—
General and
administrative	4,683	17,516	16,151	6,490	2,654
Depreciation and
amortization	410	471	660	670	515
Non-cash compensation
charge	13,003	10,343	1,171	548	28

Operating loss	(21,659)	(38,340)	(24,043)	(11,361)	(6,649)
Other income (expense), net	(1,162)	20	—	142	50
Interest income (expense)	(18)	158	43	(26)	(51)

Net loss	$(22,839)	$(38,162)	$(24,000)	$(11,245)	$(6,650)

Basic and diluted net
loss per share	$(1.42)	$(1.41)	$(.72)	$(.23)	$(.10)

Shares used in basic and diluted
net loss per share	16,038,009	26,974,997	33,436,641	49,617,280	65,217,088

			Year Ended June 30,
	1998	1999	2000	2001	2002	2003

BALANCE SHEET DATA:
Cash and cash equivalents	$—	$7,978	$6,432	$31	$47	$397
Working capital (deficit)	(3,073)	4,936	3,557	(1,458)	(94)	(1,405)
Total assets	2,175	10,624	11,184	8,997	6,942	3,782
Long-term obligations, net of current portion	—	—	—	90	2,891	2,608
Total stockholders’ equity (deficit)	$(915)	$6,974	$7,329	$1,865	$(42)	$(3,229)

Back to Contents

     The statement of operations data as of the periods indicated below are derived from unaudited financial statements and include all adjustments (consisting of normal recurring items) that management considers necessary for a fair presentation of the financial statements.

		Three months ended
	September 30	December 31	March 31	June 30
		(in thousands, except share amounts)
		(unaudited)

FISCAL 2003 QUARTERLY
STATEMENT OF OPERATIONS DATA:
Total revenues	210	562	210	600

Costs and Expenses:
Cost of sales	197	547	205	544
Research and development	803	753	906	1,079
General and administrative	870	730	544	511
Depreciation and amortization	131	129	129	126
Non-cash compensation charge	23	1	—	5

Operating loss	(1,814)	(1,598)	(1,574)	(1,664)
Interest expense	(19)	(15)	(11)	(6)

Loss before other income (expense)	(1,833)	(1,583)	(1,585)	(1,670)
Other income (expense), net	40	(16)	(1)	(28)
Net loss	(1,793)	(1,629)	(1,586)	(1,642)

Basic and diluted net loss per share	(.03)	(.03)	(.02)	(.02)

Shares used in basic and diluted net loss per share	60,881,131	65,914,466	65,956,810	68,164,060

		Three months ended
	September 30	December 31	March 31	June 30
		(in thousands, except share amounts)
		(unaudited)
FISCAL 2002 QUARTERLY
STATEMENT OF OPERATIONS DATA:
Total revenues	$537	$545	$866	$634

Costs and Expenses:
Cost of sales	457	530	724	704
Research and development	1,111	1,257	539	912
General and administrative	2,644	1,471	1,262	1,114
Depreciation and amortization	193	209	136	132
Non-cash compensation charge	217	170	93	68

Operating loss	(4,085)	(3,092)	(1,888)	(2,296)
Interest expense	(10)	(1)	(5)	(10)

Loss before other income (expense)	(4,095)	(3,093)	(1,893)	(2,306)
Other income (expense), net	32	5	86	19

Net loss	$(4,063)	$(3,088)	$(1,807)	$(2,287)

Basic and diluted net loss per share	$(.10)	$(.07)	$(.03)	$(.04)

Shares used in basic and diluted net loss per share	42,037,506	44,645,458	55,606,168	56,459,167

		Three months ended
	September 30	December 31	March 31	June 30
		(in thousands, except share amounts)
		(unaudited)
FISCAL 2001 QUARTERLY
STATEMENT OF OPERATIONS DATA:
Total revenues	$1,865	$5,231	$2,959	$469

Costs and Expenses:
Cost of sales	872	2,779	1,689	465
Research and development	3,162	3,318	2,220	2,080
General and administrative	3,125	2,968	2,873	7,185
Depreciation and amortization	123	136	200	201
Non-cash compensation charge	362	356	232	221

Operating loss	(5,779)	(4,326)	(4,255)	(9,683)
Interest income	28	8	4	3

Net loss	$(5,751)	$(4,318)	$(4,251)	$(9,680)

Basic and diluted net loss per share	$(.18)	$(.13)	$(.12)	$(.27)

Shares used in basic and diluted net loss per share	31,562,727	32,324,964	34,205,000	35,702,797

Back to Contents

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS AND PLAN OF OPERATIONS

     The following is management’s discussion and analysis of certain significant factors, which have affected mPhase’s financial position and should be read in conjunction with the accompanying financial statements, financial data and the related notes.

RESULTS OF OPERATIONS

OVERVIEW

     mPhase develops, markets and sells a line of innovative DSL based broadband communications equipment. mPhase is a development-stage company that has designed, patented and is currently engaged in commercialization of the Company’s primary flagship products that enable telephone service providers to deliver multiple channel digital broadcast television programming, high-speed Internet and voice service over existing copper telephone lines. From inception, the Company’s operating activities have consisted primarily of research and development, establishing third-party manufacturing and distribution relationships and developing product brand recognition among telecommunications service providers for its flagship products. These activities included establishing trials and field tests of the legacy DVDDS and, more recently, its TV+ platforms with Hart Telephone Company in Georgia and establishing a core administrative and sales organization. The Company believes that its television broadcast platforms provide the most cost effective, reliable and scaleable solution for many telephone companies seeking to provide television, high-speed internet and voice utilizing Asymmetric Digital Subscriber Line, or ADSL technology. Such platforms are designed for markets primarily outside of the United States where there is a lack of fiber-optic infrastructure necessary to deliver cable television.

     mPhase also designs and markets a line of DSL component products ranging from commodity items such as POTS splitters to innovative loop management products. Most notable in the suite of DSL component products is the recently introduced iPOTS3 or Intelligent POTS Splitter product. This product marks a significant advancement in automating loop management and is interoperable with DSLAM’s of any vendor. As DSL deployments scale, it is becoming increasingly more important for telecommunications service providers to streamline the process for provisioning and troubleshooting DSL services. Additionally, as competition for high speed Internet expands, the market is witnessing a reduction in price. Therefore, it has become increasingly more important for telecommunications service providers to lower the operational costs involved with supporting DSL services. The iPOTS3 is a device that allows service providers to perform full loop testing without having to deploy manual assets by allowing service providers to temporarily bypass the POTS Splitter and have a comprehensive view of their DSL networks. Prior to the introduction of this product in order to perform full testing, service providers would have to manually intervene so that test signals could be passed through the network. mPhase has established a worldwide distribution agreement with Corning Cable Systems for the sale of its iPOTS product line. Utilizing Corning as a distribution channel expands exposure for this product, as Corning is one of the largest vendors of central office DSL filtering equipment.

     mPhase was organized on October 2, 1996. On February 17, 1997, the Company acquired Tecma Laboratories, Inc., a public corporation in a reverse merger transaction. This resulted in the Company’s stock becoming publicly traded on the NASDAQ Over-the-Counter Bulletin Board. On June 25, 1998, the Company acquired Microphase Telecommunications, Inc. in a stock for stock exchange, whose principal assets included patents and patent applications utilized in the Company’s legacy Traverser™ DVDDS product. On August 21, 1998, mPhaseTV.net, Inc. was organized as a wholly-owned subsidiary to market interactive television and e-commerce revenue opportunities. This subsidiary is dissolved. On March 2, 2000, mPhase acquired an interest in mPhaseTelevision.Net, Inc., a joint venture organized to provide digital television programming content to service providers in the United States deploying TV over DSL.

     On March 14, 2000, we entered into an agreement with BMW Manufacturing Corp., located in South Carolina. Under the agreement, we installed version 1.0 of the Traverser™ for BMW’s telephone transmission network. BMW has agreed that, upon its notice and consent, we will be able to demonstrate to potential customers the functioning system at BMW’s facilities. BMW has made two (2) subsequent purchases increasing the size of its deployment to 62 unique units.

     Our flagship installation, Hart Telephone, has completed the build and development of its digital headend during fourth quarter of 2001. The completion of their digital headend marks the move from beta to commercial deployment of the Traverser™ platform. Hart currently has approximately 70 customers receiving about 80 channels of television services.

     Effective December 1, 2002, mPhase entered into a Development Agreement with the Bell Laboratories division of Lucent Technologies, Inc. for the development of mPhase’s broadcast television switch as an integrated platform with the Lucent Stinger ™ DSL Access Concentrator.

     On December 9, 2002, pursuant to a Statement of Work, Lucent commenced development of the BTS for mPhase.

     On December 15, 2002, mPhase engaged Lucent for the cost reduction of its Traverser INI set top box.

     On January 21, 2003 mPhase entered into a Co-Branding Agreement with Lucent Technologies under which mPhase’s INI set top box would be co-branded with the Lucent Technologies name and logo.

     On April 4, 2003, mPhase entered into a Systems Integration Agreement with Lucent Technologies. Under the terms of such an agreement mPhase has been given the exclusive rights to sell worldwide as a ‘bundled’ solution the Stinger in connection with mPhases’ BTS.

     In July of 2003, mPhase successfully deployed for testing the TV+ platform for 3 customers of Hart Telephone Company.

Back to Contents

     The Company has incurred net losses totaling approximately $108,016,497 million during the development of its flagship product from inception through June 30, 2003. In fiscal 2001, the Company had anticipated that the sales of its component products would be able to supplement the underwriting of the completion of our flagship product, the Traverser™. In fiscal 2002 these sales declined with the overall decline of DSL deployments and spending in the telephonic industry. The Company sales of its POTS splitter product continued to slow during most of fiscal year 2003 with overall revenue decreasing approximately $1 million as telecommunications spending continued to decline. The Company believes that its new iPOTS product will benefit from some of the existing DSL deployments in the future. Until such time such revenues are realized, the Company intends on maintaining its reduced cost structure to minimize its losses, which management believes will permit the Company to ultimately achieve profitability. The Company believes the initial deployments and the resultant revenues of its flagship television products may occur during the latter part of fiscal year 2004, which along with any upturn of spending in the telephonic industry for DSL component products will increase sales and improve the Company’s margins and provide the Company the opportunity to eventually attain profitability.

     Revenues. To date, all material revenues have been generated from sales of POTS Splitter Shelves and other DSL component products to a small number of telecommunications companies. mPhase believes that future revenues are difficult to predict because of the length and variability of the commercial roll-out of the Traverser™ to various telecommunications service providers. Since the Company believes that there may be a significant international market for the Traverser™, involving many different countries with different regulations, certifications and commercial practices than the United States, future revenues are highly subject to changing variables and uncertainties. Additionally, the recent instability of the telecommunications market evidenced by reduction in capital spending across the whole telecom sector contributes to our difficulty in accurately predicting future revenues.

     Cost of revenues. The costs necessary to generate revenues from Microphase and the sale of POTS Splitter Shelves and other DSL component products include direct material, labor and manufacturing. mPhase paid these costs to Janifast, Ltd., which has facilities in the People’s Republic of China and is owned by and managed by certain senior executives of the Company. The cost of revenues also includes certain royalties paid to Microphase Corporation, a privately held corporation organized in 1955, which shares certain common management with the Company. Costs for future production of the Traverser™ product will consist primarily of payments to manufacturers to acquire the necessary components and assemble the products and future patent royalties payable to GTRC.

     Research and development. Research and development expenses consist principally of payments made to GTRC, Lucent and Microphase Corporation for development of the Traverser™ product. All research and development costs are expensed as incurred.

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

     Non-cash administrative stock-based employee compensation charge. mPhase incurred non-cash administrative stock-based employee compensation charges of $28,563 and $548,550, for the fiscal years ended 2003 and 2002, respectively. The Company has reduced its use of stock options and warrants as a form of compensation to employees, directors and outside consultants as part of its current austerity program.

TWELVE MONTHS ENDED JUNE 30, 2003 VS. JUNE 30, 2002

     Revenues. Total revenues for the year ended June 30, 2003 decreased to $1,581,639 from $2,582,446 for the year ended June 30, 2002. The decrease was primarily attributable to reduced sales of POTS Splitter Shelves and other DSL component products.

     Cost of revenues. Total cost of revenues decreased to $1,493,394 for the year ended June 30, 2003 from $2,415,219 for the year ended June 30, 2002 due to the decrease in sales of POTS Splitter Shelves and other DSL component products. Operating margins for the period ended June 30, 2003 were unchanged from the 6% margins for the period ended June 30, 2002. During the year ended June 30, 2003 there was a continued slump in telecommunications spending negatively affecting sales of POTS Splitter Shelves and other DSL component products.

     Research and development. Research and development expenses decreased to $3,538,305 in the year ended June 30, 2003 from $3,819,583 for the year ending June 30, 2002. This represent a decrease of $281,278 in fiscal 2003, the major components of which include reductions in most categories of research and development expenses, including reductions of expenses incurred with Microphase corporation of $322,640 , GTRC of $350,000, and other research expenses of $265,871, offset by an increase in expenses incurred with Lucent of $956,250 for the year ended June 30, 2003.

     Such amount includes $1,112,500 incurred with Lucent Technologies for the year ended June 30, 2003, primarily in connection with the cost-reduction to mPhases’s Traverser™ INI set top box and development of its new mPhase TV+ platform, as compared to $156,250 during the comparable period in 2002, which we expect to be developed by Lucent Technologies, Inc. for a total cost of approximately $1.6 million. We have engaged and expect to continue to engage Lucent for assistance with our development of other product refinements and enhancements on a project by project basis.

     Research and development expenses incurred primarily with respect to Microphase Corporation decreased from $751,074 to $428,434 for the twelve-month period ended June 30, 2003 as compared to the twelve-month period ended June 30, 2002. The decrease in research and development expenses with Microphase in fiscal 2003 is the result of less costs incurred for product enhancement projects since the completion of the development of the original POTS Splitter product line, while still maintaining the continuing development of the Company’s DSL component products. This includes the Company’s line of POTS Splitters and Microfilters and the Company’s newest products, the iPOTS™ and mPhase Stretch. We believe the mPhase iPOTS™ offers a much needed solution for the DSL industry; the iPOTS™ enables telcos to remotely and cost-effectively perform loop management and maintenance including line testing, qualification and troubleshooting.. The unique (patent pending) iPOTS™ circuit allows most test heads to perform both narrow and wideband testing of the local loop through the central office POTS Splitter without having to physically disconnect the POTS Splitter, thereby eliminating the need to dispatch personnel and a truckroll. Another of our newer products we developed is the DSL loop extender, called mPhaseStretch. This product extends the service distance for the mPhase Traverser™ and may be used in conjunction with other DSL services. The Company anticipates demand to be created for its new products both collectively should an upturn occur in DSL deployments, and individually in current market conditions, as the as the iPOTS™ significantly reduces the cost of deploying and maintaining DSL services and the Stretch loop extender product addresses a primary issue in DSL services.

Back to Contents

     Research and development expenses with GTRC declined to $100,000 for the fiscal year ended June 30, 2003 as compared to $450,000 for the fiscal year ended June 30, 2002 as a result of the legacy DVDDS television platform nearing completion. Generally, as the Company anticipates the completion of its Traverser™ product, overall research and development expenses incurred with GTRC are expected to decline, with variations based upon product cost reductions, product enhancements, if any, when such are undertaken with GTRC.

     General and administrative expenses. General and administrative expenses were $2,654,971 for the twelve-month period ended on June 30, 2003 as compared to $6,490,373 for the same period ended June 30, 2002.This represents a decrease of these expenses of $3,835,402 in fiscal 2003. The decrease in administrative costs included a decrease of $1,696,721 in non-cash charges for the issuance of options to consultants which totaled $748,840 for the year ended June 30, 2003 as compared to $2,445,561 during the comparable period in 2002.The decrease also occurred as a result of the reduction in workforce and the reduction in marketing expenses which the Company began in Fiscal 2002 in response to the current contraction in the telecommunications equipment market. Other components of the decrease in selling, general and administrative expenses were decreases in payroll and related costs by approximately $375,000, marketing expenses such as trade shows by approximately $250,000, executive compensation and related expenses by approximately $400,000 and various decreases in other administrative categories aggregating approximating $ 1.1 million, all of which approximated reductions of components of these expenses other than non-cash charges of $2,125,000.

     Net loss. mPhase recorded a net loss of $6,650,211 for the year ended June 30, 2003 as compared to a loss of $11,245,361 for the same period ended June 30, 2002. This represents a loss per common share of $(.10) in 2003 as compared to $(.23) in 2002, based upon weighted average common shares outstanding of 65,217,088 and 49,617,780 during the periods ending June 30, 2003 and June 30, 2002, respectively.

TWELVE MONTHS ENDED JUNE 30, 2002 VS. JUNE 30, 2001

     Revenues. Total revenues for the year ended June 30, 2002 decreased to $2,582,446 from $10,524,134 for the year ended June 30, 2001. The decrease was primarily attributable to slowing sales of the Company’s POTS Splitter product line, caused by the general downturn in the telecommunications market, including among customers that order component products from the Company. The Company continues to believe that its line of POTS Splitter products is positioned to be competitively priced with high reliability and connectivity, and as such has the potential to be significant part of DSL deployment. The Company cannot predict when the demand for telecommunication equipment will resume, however we do not expect significant sales in the first two quarters of fiscal 2003.

     Cost of revenues. Cost of sales was $2,415,129 for the year ended June 30, 2002 as compared to $5,804,673 in the year ended June 30, 2001. Cost of revenues declined for the twelve months ended June 30, 2002 compared to the prior period ending June 30, 2001 primarily because of decreased sales. Operating margins for the period ended June 30, 2002 were 6%. The margins have varied dramatically as spending among telecommunication providers has contracted, coupled with downward pressures related to the supply and demand of telecommunications products. The single most significant reason the margins decreased dramatically was due to the reduced selling price of our POTS Splitter product. Additionally, the Company has offered discounts to certain customers in the period ended June 30, 2002 causing the margin to decrease. These discounts were to existing customers to accelerate collections and amounted to $14,389 for the period.

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

     The decrease in research and development expenses with Microphase is due to the completion of the development of the POTS Splitter product line. The decrease in research and development expense of approximately $3.1 million is due to the termination of the Company’s relationship with a third party manufacturer, Flextronics, with whom the Company had incurred substantial costs for prototypes and pre-manufacturing costs.

     The decrease in research expenditures incurred with GTRC is due to the Company’s nearing completion of the design and manufacture of prototypes of the set top box and the central office equipment associated with its Traverser™ product in 2002. Generally, as the Company anticipates the completion of its Traverser™ product, overall research and development expenses are expected to decline, with variations based upon product cost reductions, product enhancements, if any, when such are undertaken.

     Research expenditures incurred with Microphase were related to the continuing development of the Company’s DSL component products, including the Company’s line of POTS Splitters and Microfilters and the Company’s newest products, the iPOTS™ and mPhase Stretch. We believe the mPhase iPOTS™ offers a much needed solution for the DSL industry; the iPOTS™ enables telcos to remotely and cost-effectively perform loop management and maintenance including line testing, qualification and troubleshooting. Prior to the introduction of the iPOTS™, loop management could not be remotely performed through a conventional POTS Splitter without the use of expensive cross connects or relay banks because of the mandatory direct current blocking capacitors in traditional POTS splitters, as required by various regulatory standards. The unique (patent pending) iPOTS™ circuit allows most test heads to perform both narrow and wideband testing of the local loop through the central office POTS Splitter without having to physically disconnect the POTS Splitter, thereby eliminating the need to dispatch personnel and a truckroll. The Company anticipates significant demand for this product, as it significantly reduces the cost of deploying and maintaining DSL services. Also recently developed is the DSL loop extender product called mPhaseStretch. This product extends the service distance for the mPhase Traverser™ and can be used in conjunction with other DSL services. The Company anticipates significant demand for the Stretch loop extender product as it addresses a primary issue in DSL services.

Back to Contents

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

CURRENT PLAN OF OPERATIONS

RESEARCH AND DEVELOPMENT ACTIVITIES

     mPhase throughout its history has outsourced its research and development activity with respect to both of its TV platforms as well as its POTS splitter products. GTARC has conducted a significant amount of research and development for mPhase pursuant to a research agreement comprised of a series of delivery orders, which outline the timing, necessary actions and form of payment for specific tasks related to the completion of certain components of the DVDDS legacy product. Microphase has performed research and development for mPhase with respect to certain component DSL products such as the iPOTS Splitter products, low pass filters and POTS Splitters and the legacy DVDDS product. Most recently, mPhase has engaged Lucent to cost-reduce its INI set top box and develop its new TV+ product.

     For the years ended June 30, 2003, 2002 and 2001 and for the period since inception (October 2, 1996) to June 30, 2003, approximately $100,00, $450,000, $3,813,683 and $13,524,300, respectively, has been billed to mPhase for research and development conducted by GTARC. With the completion of the DVDDS legacy product, the Company has shifted its research and development from GATRC to Lucent Technologies Inc. Such new research and development was (a) initially for cost reduction of its INI set top box (b) development by Lucent of the new TV+ product (consisting of a newly designed television broadcast switch compatible with the Lucent Stinger data delivery system as well as equipment of other major vendors) . The Company incurred research and development expenses with Lucent for fiscal years ended June 30, 2003 and 2002 of $1,112,500 and $156,250, respectively.

     In November of 2002, the Company and GTRC and GTARC entered into a Memorandum of Intention to convert approximately $1.8 million in remaining payables outstanding to GTRC and exchange mutual releases in consideration for two term Notes totaling $624,235 with varied payments through 2007 and warrants to purchase shares of the Company’s common stock through 2007, at a price and formula to be agreed upon. Such Memorandum of Intention is subject to a final written agreement between mPhase and GTRC requiring approval of each company’s board of directors. Under the terms of its license from GTRC mPhase is the sole, worldwide licensee of the technology developed by GTARC in conjunction with the legacy DVDDS product line. Upon completion of the legacy DVDDS product, GTRC may receive a royalty of up to 5% of product sales.

     The amount of research and development costs the Company has expended from October 2, 1996, its inception date, through June 30, 2003 is $34,347,079. During the year ended June 30, 2003, the Company incurred research and development expenses of $3,538,305 related to the continued development of its current TV platforms and other DSL products and services as compared to $3,819,583 for the same period ended June 30,2002.

STRATEGIC ALLIANCES IMPLEMENTED

     mPhase Technologies, Inc. has signed a worldwide distribution agreement with Corning Cable Systems, an industry-leading manufacturer of fiber optic and copper communications network solutions and pioneer of DSL POTS splitter applications. This agreement enables Corning Cable Systems to resell mPhase’s line of “intelligent” DSL component products including the recently released iPOTS3, as well as its other “intelligent” products. This relationship expands mPhase’s distribution network extensively via Corning Cable Systems’ worldwide sales force. Based on this agreement, mPhase will act as the original equipment manufacturer for Corning Cable Systems, jointly manufacturing the iPOTS product set, as well as providing sales support and continuing product design and development work. mPhase. mPhase continues to aggressively directly market these product since the current agreement with Corning is non-exclusive in scope.

     In addition, the Company has entered into a Co-Branding Agreement with Lucent for its redesigned cost reduced Traverser INI set top box. In addition, pursuant to a Systems Integration Agreement with Lucent, the Company has been designated as the exclusive worldwide reseller of the Lucent Stinger when bundled as part of the mPhase TV+ product.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

     All revenue included in the accompanying consolidated statements of operations for all periods presented relates to sales of mPhase’s POTS Splitter Shelves and DSL component products.

Back to Contents

     As required, mPhase has adopted the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, which provides guidelines on applying generally accepted accounting principals to revenue recognition based upon the interpretations and practices of the SEC. The Company recognizes revenue for its POTS Splitter Shelf and other DSL component products at the time of shipment, at which time, no other significant obligations of the Company exist, other than normal warranty support.

     The deferred revenues balance recorded on the Balance Sheet for the fiscal year ended June 30, 2003 is made up of three customer deposits consisting of $156,180 in the aggregate for the POTS product and of $58,000 for final customer acceptance of the Traverser™ product which will occur upon commercial production of such product.

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

     Utilization of net operating losses generated through June 30, 2003 may be limited due to “changes in control” of our common stock that occurred.

STOCK-BASED COMPENSATION

     The Company follows the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-based Compensation.” SFAS No. 123 encourages, but does not require companies to record compensation expense for stock-based employee compensation at fair value. As permitted, the Company has elected to continue to account for stock-based compensation to employees using the intrinsic value method presented in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair valued-based method, as defined, had been applied. Compensation expense is generally measured on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

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

     The Company has also incurred charges for beta testing and on-site marketing, including the display of a live working model at Hart Telephone. In addition, the Company has entered into a supply agreement with Hart Telephone, which is scheduled to commence upon the commercial production of the Traverser™. In addition the Company has tested its TV+ platform in July of 2003 with 3 customers of Hart Telephone. A member of mPhase’s Board of Directors is employed by Lintel, Inc., the parent corporation of Hart Telephone.

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

Back to Contents

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2003 mPhase had a working capital deficit of $1,405,331 as compared to working capital of $399,321 as of June 30, 2002. The Company’s working capital position improved significantly in July of 2003 as a results of a major order for POTS Splitters as reflected in its 8k filings of July 2, 2003 and July 23, 2003, respectively. The Company believes this will be sufficient for its short-term liquidity. During fiscal year ending June 30, 2004 it is estimated that the Company will need to raise approximately $2,000,000 to meet longer term liquidity needs through June 30, 2004. Such monies would be necessary primarily to fund future capital expenditures for research and development of enhanced features for its TV+ product and the manufacturing of inventory necessary to complete any significant order for DSL component products. Additional capital will need to be raised to build inventory for any significant order of the TV+ platform, the legacy Traverser™ DVDDS platform or the new Traverser INI™ set top box that might occur in fiscal year 2004. Finally, (depending upon sales and margins in fiscal year 2004) additional capital may be required to fund a portion of any growth necessary in operations.

     Included in the Company’s working capital position at June 30, 2003, were the conversions of approximately $1.9 million of accounts payable and accrued expenses due to related parties and strategic vendors to equity, $360,000 of accounts payable and accrued expenses due to related parties and approximately $625,000 accrued payables and accrued expenses into Notes payable and $1.2 million of accounts payable and accrued expenses due to a strategic vendor expected to be converted to equity in fiscal 2004. Through June 30, 2003, the Company has incurred development stage losses totaling approximately $108,016,497. At June 30, 2003, the Company had cash and cash equivalents of $396,860 compared to $47,065 at June 30, 2002. Historically, mPhase had funded its operations and capital expenditures primarily through private placements of common stock. Management expects that its ongoing financial needs will be provided by financing activities and believes that the sales of its line of POTS Splitter products and other related DSL component products will provide some offset to cash flow used in operations, although there can be no assurance as to the level and growth rate of such sales in future periods as seen with quarter to quarter fluctuations in component sales. At June 30, 2003, the Company had accounts receivable of $287,135 and inventory of approximately $2.1 million. This compared to $273,780 of accounts receivable and approximately $3.3 million of inventory at June 30, 2002.

     Cash used in operating activities was $1,212,718 million during the twelve months ending June 30, 2003. For fiscal 2003 the cash used by operating activities principally consists of the net loss plus the slight increase in accounts receivable, offset by the decrease in inventory and by the increases in accounts payable, accrued expenses and increases in the amounts due to related parties; further offset by non cash expenses for depreciation and amortization, and by non-cash charges for common stock options and warrants issued for services.

     In the year ended June 30, 2003, net cash of approximately $73,305 was used in investing activities for the purchase of fixed assets.

     The Company has entered into various agreements with GTARC, pursuant to which the Company receives technical assistance in developing the Digital Video and Data Delivery System. The Company has incurred expenses in connection with technical assistance from GTARC totaling approximately $3,813,683, $450,000 and $100,000 for the years ended 2001, 2002 and 2003, respectively, and $13,524,300 from the period from inception through June 30, 2003. As noted above, in November of 2002, the Company and GTRC and GTARC entered into a Memorandum of Intent to convert all amounts outstanding and exchange mutual Releases in consideration for two term Notes totaling $624,235 with varied payments through 2007 and warrants to purchase shares of the Company’s common stock through 2007, at a price and formula to be agreed upon. mPhase is the sole, worldwide licensee of the technology developed by GTARC in conjunction with the Traverser™ product line. Upon completion of the commercial product, GTRC may receive a royalty of up to 5% of product sales.

     During the fiscal year ended, June 30, 2003, certain officers, directors and related parties were issued restricted shares of the Company’s common stock and warrants for aggregate investments totaling $116,000 in cash in one of the private placements listed below.

     During the twelve-month period ended June 30, 2003, the Company raised capital through private placements with accredited investors, whereby the Company issued 4,296,680 shares of the Company’s common stock together with 4,296,680 warrants, each to purchase one share of the Company’s common stock at an exercise price of $.30 per share, generating gross proceeds of $1,289,005. The Company incurred $124,687 of cash expenses and issued 313,669 warrants, each to purchase one share of its common stock at $.30 per share to finders, consultants and investment banking firms in connection with these private placements.

     In addition, certain strategic vendors and related parties converted approximately $1.9 million of accounts payable and accrued expenses into 5,923,333 shares of the Company’s common stock and 3,706,800 warrants. Such vendors include Microphase Corporation and Janifast, Ltd. In addition, Messrs, Durando and Dotoli, converted $468,756 in back salary obligations into warrants to purchase 2,491,800 shares of common stock of the Company.

     As of June 30, 2003, mPhase had commitments of approximately $700,000 for capital expenditures with respect to its new TV+ product with Lucent Technologies, Inc.

CURRENT STATUS

     From July 1, 2003 through August 21, 2003, mPhase delivered on purchase orders and recorded revenue of approximately $1.6 million of POTS Splitters which has improved the Company’s working capital position. As of August 21, 2003 the Company had a working capital deficit of approximately $1.2 million as compared with approximately $1.4 million on June 30, 2003. The Company believes that its liquidity position will slowly improve as a result of the upward trend in sales of POTS splitters experienced to date in fiscal year 2004 and the anticipated initial sales of one or both of its digital broadcast TV platforms in fiscal year 2004.

Back to Contents

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT’S PLANS

     Through June 30, 2003, the Company incurred development stage losses totaling approximately $108,016,497, and at June 30, 2003 had a working capital deficit of $1,405,331 The primary reason for the deterioration in the Company’s working capital position at June 30, 2003, was the continued weakness in sales necessary to fund continuing expenses of operations as well as difficult capital markets funding conditions and the desire of management of the Company to avoid unnecessary dilution by issuing large amounts of equity at depressed prices to raise larger sums of cash. As noted above, during the fiscal year ended June 30, 2003 the Company’s efforts to maintain a manageable working capital position included conversions of approximately $1.9 million of accounts payable and accrued expenses due to related parties and strategic vendors to equity, $360,000 of accounts payable and accrued expenses due to a related party into a note payable and continued negotiations to convert up to approximately $1.8 million of accounts payable and accrued expenses due to strategic vendor into notes payable and equity, of which a minimum of approximately $1.2 million is expected to be converted to equity in fiscal 2004. At June 30, 2003, the Company had $396,860 of cash and cash equivalents and $287,135 of trade receivables to fund short-term working capital requirements. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) the successful market and sell its products.

     The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2004 and continue its development and commercialization efforts. Management’s plans in this regard include, but are not limited to, the following:

     We intend to continue to invest in technology and telecommunications hardware and software necessary to keep our products. We continue to operate on an austerity budget with sharply reduced administrative and marketing expenses.

     We continue our efforts to raise additional funds through private placements of our common stock, the proceeds of which are required to fund continuing development stage expenditures and the commercial roll-out of our TV+ platform However, there can be no assurances that we will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available when needed or at terms that we deem to be reasonable.

     We have evaluated our cash requirements for fiscal year 2004 based upon certain assumptions, including our ability to raise additional financing and increased sales of our POTS splitter. The Company anticipates that it will need to raise approximately $2 million additional monies primarily in private placements of its common stock with accredited investors, or alternatively we will need to curtail certain expenses as incurred at the present levels including marketing and research and development expenses. We have no commitments from affiliated or third parties to provide additional financing. In the event that we do not receive any proceeds from additional financings, we will attempt to further reduce expenditures and continue to operate the Company from sales revenue and any funding that may be available from affiliated companies. Additional investment in technology design to reduce the cost of the Traverser™ will be necessary over the next 12 months. In the long term, the Company may continue to invest additional funds annually on research and development of the Traverser™ product line based upon sales levels, changes to technology and the overall success of the Company attaining sufficient financing until such time as it achieves profitable operations.

     Should these cash flows not be available to us, we believe we would have the ability to revise our operating plan and make certain further reductions in expenses, so that our resources available at June 30, 2003, plus financing to be secured during fiscal year 2004, and expected POTS splitter revenues, will be sufficient to meet our obligations until the end of fiscal year 2004. We have continued to experience operating losses and negative cash flows. To date, we have funded our operations with a combination of component sales, debt conversions with related parties and strategic vendors and private equity offerings. Management believes that we will be able to secure the necessary financing in the short term to fund our operations into our next fiscal year. However, failure to raise additional funds, or generate significant cash flows through revenues, could have a material adverse effect on our ability to achieve our intended business objectives.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is not exposed to changes in interest rates as the Company has no floating rate debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the interest rate yield curve would not materially affect the fair value of any financial instruments at June 30, 2003. We believe that interest rate risks for our accounts receivable are insignificant. Sales to customers are denominated in dollars. Accordingly, we are not directly exposed to market risks from currency fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth commencing on page F-1 attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Back to Contents

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Executive officers are selected by the Board of Directors. No family relationships exist between any of the executive officers or directors. The following table sets forth certain information with respect to each person, who is an executive officer or director. mPhase’s executive officers and directors as of June 30, 2003 are as follows:

NAME	AGE	POSITION(S)

Necdet F. Ergul	79	Chairman of the Board and Director
Ronald A. Durando	46	Chief Executive Officer and Director
Gustave T. Dotoli (2)	67	Chief Operating Officer and Director
David Klimek	49	Chief Technology Officer and Director
		Executive Vice President, General Counsel and Chief Financial
Martin Smiley	56	Officer
OUTSIDE DIRECTORS
Michael McInerney	46	Director
Anthony H. Guerino (1)(2)	57	Director
Abraham Biderman (1)(2)	55	Director
(1) Member of the Audit Committee
(2) Member of the Compensation Committee

All of the directors were elected by the shareholders on May 15, 2002. The current executive officers and directors, along with their backgrounds, are set forth below:

NECDET F. ERGUL has served as mPhase’s Chairman of the Board since October 1996 with the exception of a three-month period when he temporarily resigned due to the press of personal business. Mr. Ergul also currently serves as the Chairman of the Board of Directors, President and Chief Executive Officer of Microphase Corporation, a leading developer of military electronic defense and telecommunications technology, which he founded in 1955. In addition to his management responsibilities at Microphase, he is active in engineering design and related research and development. Mr. Ergul holds a Masters Degree in Electrical Engineering from the Polytechnic Institute of Brooklyn, New York.

RONALD A. DURANDO is a co-founder of mPhase and has served as the Company’s President, Chief Executive Officer and Director since its inception in October 1996. Since 1994, Mr. Durando has been an Officer of Microphase Corporation. Mr. Durando is not a Director of Microphase Corporation. >From 1986-1994, Mr. Durando was President and Chief Executive Officer of Nutley Securities, Inc., a registered broker-dealer. In addition, Mr. Durando is also Chairman of the Board of Janifast, Ltd., a Hong Kong company, for operational and manufacturing companies in China. Mr. Durando is also President and a Director of PacketPort.com, Inc. (“Packet Port”).

GUSTAVE T. DOTOLI has served as mPhase’s Chief Operating Officer since October 1996 and has been a Director since October 1996. Prior to joining the Company, Mr. Dotoli was President and CEO of State Industrial Safety, Inc. from 1986-1996. In addition, Mr. Dotoli currently serves as the Vice President of Corporate Development of Microphase Corporation. Mr. Dotoli is also a Director and Vice President of Packet Port. He is formerly the President and Chief Executive Officer of the following corporations: Imperial Electro- Plating, Inc., World Imports USA, Industrial Chemical Supply, Inc., SISCO Beverage, Inc. and Met Pack, Inc. Mr. Dotoli received a B.S. in Industrial Engineering from Fairleigh Dickenson University in 1959.

DAVID KLIMEK is a co-founder of mPhase and has served as the Company’s Chief Technology Officer since June 1997 and as Director of Engineering since its inception in October 1996. Mr. Klimek joined the Board of Directors in October 1996. From 1990-1996, Mr. Klimek owned and operated Mashiyach Design, Inc., an engineering consulting firm. He has more than 18 years of technical engineering and design expertise and presently holds 14 individual or co- authored U.S. patents. From 1982 to 1990, Mr. Klimek was the R&D manager of Digital Controls, Inc. Mr. Klimek holds a B.S. in Electrical Engineering from Milwaukee School of Engineering, Milwaukee, Wisconsin.

MICHAEL P. MCINERNEY is President of Lintel, Inc. subsidiaries; Hart Telephone Company, a 10,000-line local exchange carrier in Northeast Georgia, Hart Communications, a telecommunications company, Hart Cable, a cable television company and Diversified Golf. Mr. McInerney was Executive Vice President of Lintel, Inc. from 1994 until he became President in 2001. >From 1991 to 1994, Mr. McInerney was Executive Director of Standard Telephone Company. In the period from 1980-1991, Mr. McInerney was a regional manager, state manager and an account executive with AT&T. Mr. McInerney earned a Masters of Business Administration degree at Winthrop College and a B.S. degree at the University of Vermont.

ANTHONY H. GUERINO has been a member of the Board since February 23, 2000. Since December 1997, Mr. Guerino has been an attorney in private practice in New Jersey. Prior thereto, Mr. Guerino served as a judge of the Newark Municipal Courts for over twenty (20) years, periodically sitting in the Essex County Central Judicial Processing Court at the Essex County Courthouse. Mr. Guerino has been a chairperson for and member of several judicial committees and associations in New Jersey, and has been an instructor for the Seton Hall School of Law’s Trial Moot Court Program.

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

Back to Contents

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

At each annual meeting of stockholders, the newly elected directors’ terms begin on the date of election and qualification, and continue through the next annual meeting following election. Terms may differ in the case where a director resigns, is removed from office, or until the time when a successor director is elected and qualified.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Directors, executive officers, and individual owning more than 10 percent of mPhase common stock are required to file initial reports of ownership and changes in ownership with the SEC under Section 16(a) of the Securities Exchange Act of 1934, as amended. The SEC regulations also require those persons to provide copies of all filed Section 16(a) reports to the Company. mPhase has reviewed the report copies filed in fiscal year 2003, and based also on written representations from those persons, the Company believes that there was compliance with Section 16(a) filing requirements for fiscal year 2003. All the officers and directors filed all of the required forms in a timely manner.

Back to Contents

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth, for the fiscal year ended June 30, 2003 and the two previous fiscal years, the compensation earned by mPhase’s chief executive officer and the four other executive officers, whose compensation was greater than $100,000 for services rendered in all capacities to the Company for the year ended June 30, 2003.

SUMMARY COMPENSATION TABLE

LONG-TERM COMPENSATION

		ANNUAL COMPENSATION		RESTRICTED STOCK AWARD(S)	SECURITIES UNDERLYING OPTIONS/SARS

	YEAR	SALARY	BONUS
Ronald A. Durando (1) (2)	2003	$234,504	—		450,000
Chief Executive Officer and President	2002	$388,504	—		1,850,000
	2001	$395,004	—	—	1,225,000
Gustave Dotoli (1) (2)	2003	$193,254			350,000
Chief Operating Officer	2002	$313,504	—	—	1,225,000
	2001	$342,917	—	—	860,000
David Klimek	2003	$ 90,958			75,000
Chief Technology Officer	2002	$106,606	—	—	162,500
	2001	$175,577	—	—	110,000
Martin Smiley	2003	$109,583			200,000
Executive Vice President	2002	$158,712			540,000
Chief Financial Officer and General Counsel	2001	$163,435	—	—	670,000

(1) Includes $7,500 annual stipend as a director for fiscal years ended June 30, 2001 and June 30, 2002.
(2) Does not include 1,395,400 and 1,096,400 warrants to Messrs. Durando and Dotoli, respectively, to cancel previously unpaid compensation.

No individual named above received prerequisites or non-cash compensation during the years indicated which exceeded the lesser of $50,000 or an amount equal to 10% of such person’s salary. No other executive officer received compensation and bonuses that exceeded $100,000 during any year.

STOCK OPTIONS

     The following table contains information regarding options granted in the fiscal year ended June 30, 2003 to the executive officers named in the summary compensation table above. For the fiscal year ended June 30, 2003, mPhase granted options and compensatory warrants to acquire up to an aggregate of 1,615,000 shares to employees and directors.

OPTION GRANTS IN LAST FISCAL YEAR
 (INDIVIDUAL GRANTS)

Name	Number of% Securities Underlying Option/SARS Granted (#)	of Total Option/SARS Granted to Employees in Fiscal Year	Weighted Average Exercise or Base Price ($/Share)	Weighted Average Market Price on Grant Dates	Expiration Dates	Potential Realizable Value of Assumed Annual Rates of Stock Price Appreciation for 5 Year Option Term
						0%	5%	10%

Ronald A. Durando	450,000	27.9%	$.40	$.31	2008	$0	$0	$44,665

Gustave T. Dotoli	350,000	21.7%	$.40	$.31	2008	$0	$0	$34,740

David Klimek	75,000	4.6%	$.40	$.31	2008	$0	$0	$7,445

Martin Smiley	200,000	12.4%	$.40	$.31	2008	$0	$0	$19,850

Back to Contents

     The following table sets forth information with respect to the number and value of outstanding options held by executive officers named in the summary compensation table above at June 30, 2003. During the fiscal year ended June 30, 2003, No options were exercised. The value realized is the difference between the closing price on the date of exercise and the exercise price. The value of unexercised in-the-money options is based upon the difference between the closing price of mPhase’s common stock on June 30, 2003, and the exercise price of the options.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
 FISCAL YEAR-END OPTION VALUES

	Shares Acquired on Exercise	Value Realized $	NUMBER OF SECURITIES (1) UNDERLYING UNEXERCISED OPTIONS AT YEAR END (#)		VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT YEAR END ($)

			EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE

Ronald A. Durando	—	—	4,225,000	—	$59,000	—
Gustave T. Dotoli	—	—	2,860,000	—	$39,000	—
David Klimek	—	—	547,500	—	$4,650	—
Martin Smiley	—	—	1,285,000	—	$18,400	—
(1)	Includes compensatory warrants granted during the year ended June 30, 2003.

Compensation of Directors

     During fiscal year 2003 mPhase compensated each of the directors with warrants to purchase mPhase common stock at $.40 per share for their services as a director and for their attendance of Board and committee meetings. Additionally, some of the directors have been granted options under the Company’s Stock Incentive Plan and the Company has included those grants in the table entitled “Security Ownership of Certain Beneficial Owners and Management” and the notes thereto.

Employment Agreements

      All employment agreements with officers of mPhase have expired and are currently being renegotiated.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee during fiscal 2003 were Messrs. Dotoli, Biderman and Guerino. Mr. Dotoli is the Chief Operating Officer. Neither Messrs. Biderman nor Guerino has been one of mPhase’s officers or employees. None of the Company’s directors or executive officers served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire Board of Directors) of another entity during fiscal 2003 that has a director or executive officer serving also as a director on mPhase’s Board of Directors, except that Mr. Dotoli is also a member of the Board of Directors of PacketPort, a company in which Mr. Durando serves as Chief Executive Officer. Mr. Dotoli, together with Mr. Durando and Mr. Ergul, are collectively controlling shareholders of Janifest and Mr. Dotoli and Mr. Ergul are also Directors of Janifast. Janifast has produced components for the Traverser™ and has and continues to produce the POTS splitter product for mPhase. MPhase plans to use Janifast to produce certain portions of orders for its Television platforms in the future.

Back to Contents

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, effective as of June 30, 2003 certain information regarding the beneficial ownership of shares of our common stock:

     • by each of mPhase’s directors;

     • by each person who is known by the Company to beneficially own 5% or more of the outstanding shares of common stock;

     • by each of the Company’s executive officers named in the summary compensation table; and,

     • by all of the Company’s executive officers and directors as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER(1)	OPTIONS AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENTAGE OF COMMON STOCK(2)

Necdet F. Ergul (7)(10)	14,302,451	18.8%
Ronald A. Durando (3)(7)(8)	16,329,548	20.8%
Gustave Dotoli (7)(8)(11)	5,106,100	6.7%
J. Lee Barton (4)(6)(7)(9)	3,589,000	5.0%
David Klimek (7)(8)	940,000	1.3%
Lintel, Inc. (6)	4,114,219	5.7%
Abraham Biderman (5)(7)	312,733	—
Anthony Guerino (7)	302,500	—
Martin Smiley	3,263,048	4.4%
Michael McInerney (7)	168,900	—
All executive officers and directors as a group (8) (eight people)	48,428,499	52.0%

* Less than 1%

     (1) Unless otherwise indicated, the address of each beneficial owner is 587 Connecticut Avenue, Norwalk, Connecticut 06854-1711. (2) Unless otherwise indicated, mPhase believes that all persons named in the table have sole voting and investment power with respect to all shares of the Company shares beneficially owned by them. The percentage for each beneficial owner listed above is based on 71,628,182 shares outstanding on August 11, 2003, and, with respect to each such person holding options or warrants to purchase shares that are exercisable within 60 days after August 11, 2003, the number of options and warrants are deemed to be outstanding and beneficially owned by the person for the purpose of computing such person’s percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

     The number of shares indicated in the table include the following number of shares to be issued upon the exercise of warrants or options:

Necdet F. Ergul	4,366,250
Ronald A. Durando	6,887,067
Gustave Dotoli	4,023,067
J. Lee Barton	295,000
David Klimek	547,500
Martin Smiley	1,865,000
Lintel, Inc.	—
Abraham Biderman	307,500
Anthony Guerino	302,500
Michael McInerney	155,500

     (3) Includes 1,396,148 shares held by Durando Investment LLC, which Mr. Durando controls and 7,350,000 shares and 1,200,000 warrants held by Janifast and 230,000 shares owned by Karen and Ronald Durando Foundation; and 95,000 shares owned by Durando Charitable Remainder Trust. (4) Includes 100,000 shares owned by Kim Barton, his wife and 100,000 shares owned by Betty Barton, his mother. (5) Includes 5,233 shares of common stock, options and warrants for 272,500 shares of common stock. Does not include 1,103,225 shares held by Lipper & Co, where Mr. Biderman is a director. (6) The address for Lintel, Inc. and J. Lee Barton, who is the Chief Executive Officer of Lintel, Inc. is 196 North Forest Avenue, P.O. Box 388, Hartwell, GA 30643. (7) Includes options for 25,000 shares of common stock received as compensation for participation on the Board of Directors.(8) certain contingent options triggered by change of control held by Messrs. Durando, Dotoli and Klimek have expired as part of expiration of their respective employment contracts. (9) Mr. Michael P. McInerney, President of Lintel, Inc. subsidiaries, was appointed to the Board at the Annual Shareholders Meeting. (10) Includes 200,000 shares owned by Berrin Snyder, his daughter and 150,000 owned by Eda Peterson, his daughter. Also includes 8,224,667 shares and 3,200,000 warrants owned by Microphase Corporation, a company in which Mr. Ergul is the President and Chief Executive Officer. (11) Includes 195,000 shares owned by Patricia and Gustave Dotoli Foundation; and 30,000 shares owned by Dotoli Charitable Remainder Trust.

Back to Contents

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     mPhase’s President and Chairman of the Board of the Company and Chief Operating Officer are also officers of Microphase. (See Footnote 11 to Financial Statement entitled “Related Party Transactions”.) On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000 and in January 2000 to $11,050 per month. In July, 2002 this was increased to $12,200 per month and as of January 1, 2003 such rent was reduced to 10,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development assistance. Such agreement was amended as of January 1, 2002 to reduce such payment to $20,000 per month. Microphase also charges fees for specific projects on a project-by-project basis. During the years ended June 30, 2001, 2002, and 2003 and for the period from inception (October 2, 1996) to June 30, 2003, $2,128,983, $1,212,594, $648,102 and $7,224,526, respectively, have been charged to expense or inventory under these Agreements and is included in operating expenses in the accompanying consolidated statements of operations.

     The Company is obligated to pay a 3% royalty to Microphase on revenues from its proprietary Traverser™ Digital Video and Data Delivery System and DSL component products. During the years ended June 30, 2001, 2002 and 2003 mPhase recorded royalties to Microphase totaling $297,793, $78,762 and $47,304, respectively. Pursuant to a debt conversion agreement between the Company and Microphase for the year ended June 30, 2001, Microphase received 1,278,000 shares of mPhase common stock. For the year ended June 30, 2002, in consideration for a direct investment of $100,000 and pursuant to debt conversion agreements, Microphase received 2,900,000 shares of mPhase common stock and 2,200,000 warrants to purchase mPhase common stock. During the fiscal year ended June 30, 2003 Microphase received 4,033,333 shares of common stock plus 1,000,000 five year warrants to purchase shares of common stock of mPhase at $.30 per share in exchange for the cancellation of accounts payable totaling $920,000. As of June 30, 2002, the Company had $92,405 included in other liabilities – related parties in the accompanying consolidated balance sheet and as of June 30, 2003 $360,000 in notes payable – related parties. Additionally, at June 30, 2003, approximately $142,000 of undelivered purchase orders remain outstanding with Microphase.

     During the year ended June 30, 2000, mPhase advanced money to Janifast Ltd., which is a related party of which three directors of mPhase are significant shareholders, in connection with the manufacturing of POTS Splitter Shelves and DSL component products. As of June 30, 2000 the amount advanced to Janifast Ltd. was approximately $1,106,000, which is included in production advances-related parties on the accompanying balance sheet. There were no such advances as of June 30, 2001 and June 30, 2002.

     Pursuant to a debt conversion agreement between the Company and Janifast Ltd., for the year ended June 30, 2001, Janifast Ltd. received 1,200,000 shares of the Company’s common stock. For the year ended June 30, 2002 pursuant to debt conversion agreements, Janifast Ltd. received 3,450,000 shares of mPhase common stock and 1,200,000 warrants to purchase mPhase common stock. During the year ended June 30,2003 Janifast Ltd. was issued 1,500,000 shares of mPhase common stock in connection with the cancellation of $360,000 of outstanding liabilities of mPhase, the value of which was based upon the price of the Company’s common stock on the effective date of the settlement. No gain or loss was recognized in connection with conversions by Janifast Ltd. for the fiscal year ended June 30, 2003. During the years ended June 30,2001, 2002 and 2003 and the period from inception (October 2, 1996) to June 30, 2003 $8,932,378, $1,759,308 and $10,691,686 respectively, of invoices for products and services have been charged to inventory or expense-other liabilities – related parties as long term liabilities in the accompanying consolidated balance sheet and as of June 30, 2003 no amounts remain payable to Janifast Ltd. Additionally, at June 30, 2003, approximately $1,435,000 of undelivered purchase orders remain outstanding with Janifast Ltd.

     In July 2000, mPhase added a member to the Board of Directors who is employed by an investment-banking firm that has assisted and is expected to continue to assist the Company in raising capital through private financing. During the year ended June 30, 2001, the Company issued 140,350 shares of common stock for investment banking services rendered during the period and recorded an additional $69,000 of fees which is included in accrued expenses at June 30, 2001. A member of mPhase’s Board of Directors is employed by Lintel, Inc, the parent corporation of Hart Telephone. The Company has installed its prototype product and commenced beta testing at Hart Telephone. In addition, the Company has entered into a supply agreement with Hart Telephone upon the commencement of commercial production of the Traverser™. As consideration for the execution of the agreement with Hart Telephone, in May 2000, mPhase issued Hart Telephone 125,000 options each to purchase one share of common stock at an exercise price of $1.00 (valued at $1,010,375), which is included in research and development expenses in the accompanying statement of operations as of June 30, 2000.

     Effective June 30, 2001 the Company converted $2,420,039 of liabilities due to directors and related parties into 4,840,077 shares of the Company’s common stock pursuant to debt conversion agreements.

     Effective March 31, 2002, the Company converted $420,872 of liabilities due to Piper Rudnick LLP, outside legal counsel to mPhase into a warrant to purchase up to a total of 1,683,490 shares of the Company’s common stock which pursuant to EITF 96-18, has an approximate value of $.30 per share; and a warrant to purchase 550,000 shares of the Company’s common stock at an exercise price of $.30 per share pursuant to the terms of payment agreement. In addition, Piper agreed to accept a promissory note for $420,872 of current payables at an interest rate of 8% with payments of $5,000 per month commencing June 1, 2002 and continuing through December 1, 2003, with a final payment of principal plus accrued interest due at maturity on December 31, 2003. As of August 11, 2003 the Company is $35,000 in arrears with respect to the $5,000 per month payment on the promissory note.

     During the year ended June 30, 2002 the Company converted $2,738,658 of accounts payable and accrued expenses strategic vendors and related parties (of which $1,460,000 was to such related parties) into 7,492,996 shares of common stock and 5,953,490 warrants to purchase additional shares of common stock.

     During the year ended June 30, 2002 certain officers directors and related parties were issued 8,150,000 shares of common stock and 3,400,000 warrants to purchase additional shares of common stock in exchange for an aggregate cash investment of $1,000,000 plus the conversion of accounts payable equal to $1,460,000.

Back to Contents

     On November 11, 2002 and November 12, 2002, the Company issued warrants to purchase 2,491,080 shares of common stock of the Company which were valued at $480,917 or $.193 per share per share pursuant to EITF 96-18, for the cancellation of unpaid compensation to two officer’s of the Company as of October 14, 2002. In addition the Company issued 4,533,333 shares of its common stock to related parties in exchange for the cancellation of an aggregate of $980,000 of accounts payable as October 14 and October 15, 2002. The Company’s Board of Directors ratified and approved these transactions on October 30, 2002. For accounting purposes these debt conversions were reflected on the Company’s balance sheet dated September 30, 2002.

     On October 14, 2002, the Company entered into a memorandum on intention with Georgia Tech Research Corporation (GTRC) and its affiliate, Georgia Tech Applied Research Corporation (GTARC), which memorandum was revised on November 12, 2002 and is subject to the approval of the respective board of directors of the parties thereto and the exchange of mutual releases. The memorandum provides for the settlement of any and all amounts outstanding to GTRC and GTARC through September 30, 2002 in consideration of the issuance of warrants to purchase shares of the Company’s common stock at a price an quantity to be determined in exchange for cancellation of accounts payable of $1,211,249. In addition the Company would issue two term promissory notes totaling $624,235 with interest at 7% and varied payments through 2007 in exchange for the cancellation of an account payable by the Company in an equal principal amount. The non-current amount of such Notes is reflected on the balance sheet dated June 30, 2003 as long-term debt and other liabilities for the amounts expected to be converted to the two promissory notes payable and the warrants respectively.

     Effective December 31, 2002, the Company issued to Janifast Ltd. 1,200,000 shares of common stock and a warrant to purchase 1,200,000 additional shares of common stock at $.30 per share (good for 5 years) in exchange for cancellation of $360,000 of accounts payable due from the Company.

     In March of 2003, Messrs. Durando the CEO and President and Smiley the CFO and General Counsel of the Company lent the Company $30,000 and $100,000 respectively evidenced by two promissory notes bearing interest at 12% per annum due in September of 2003. As of June 30,2003 the Company prepaid Mr. Durando’s promissory note in full together with accrued interest. In June 2003, Mr. Smiley agreed to extend his note until July, 2004. Also in June, 2003, Microphase agreed to convert $360,000 of accounts payable to a note payable, interest at 12%, due in July, 2004. The notes have provisions for prepayment by the Company, and, at the option of the holder, provide for the conversion of unpaid principal and interest into units valued at $.30 each, each unit consisting of one share of the Company’s common stock and a one warrant to purchase the Company’s common stock at $.30 per share for a period of 5 years.

     Effective March 31, 2003, the Company issue to Microphase Corporation 1,000,000 shares of its common stock plus a 5 year warrant to purchase an additional 1,000,000 shares of common stock at $.30 per share in exchange for cancellation of accrued payables owed by mPhase to Microphase Corporation totaling $3,666,667 in the aggregate.

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

     Necdet F. Ergul and Ronald A. Durando, our Chairman and Chief Executive Officer, respectively, are executive officers and shareholders of Microphase. In addition, Ronald Durando and Gustave T. Dotoli are president and vice-president of PacketPort.com., respectively. Gustave T. Dotoli is an officer of Microphase.

      During the fiscal year ended June 30, 2003 we reimbursed Microphase $7,455 per month for research and development services and administrative expenses incurred for the use of Microphase’s office space, lab facilities and administrative staff. Such amount was reduced to $6,000 per month starting January 1, 2003.

     One of our former directors, J. Lee Barton, is Chairman of the Board of Lintel, Inc. Lintel is the parent corporation of Hart Telephone Company, our beta customer located in Hartwell, Georgia, where we installed our prototype product and commenced beta testing. In December 1998, we issued 3,115,000 shares in a private placement to J. Lee Barton, several members of his family, Lintel, several employees of Lintel and two employees of Microphase for a purchase price of approximately $1.03 per share, or an aggregate purchase price of $3,197,416. In addition, Mr. Barton received a $285,000 payment plus an award of 140,000 shares of mPhase common stock for the fiscal year ended June 30, 2000 for assisting the Company in making available the facilities and resources of Hart Telephone as its beta testing site. During Mr. Barton’s tenure as a Director of the Company through March of 2001, he received options to purchase 295,000 shares of mPhase common stock at varying prices which includes options to Hart Telephone to purchase 125,000 shares of common stock at an exercise price of $1.00 per share valued at $1,013,375 which was included as a non-cash portion of research and development expenses for the fiscal year ended June 20, 2000.

      Michael McInerney, one of our directors, is the president of Lintel, Inc. Prior to becoming a Director of mPhase, Mr. McInerney received options to purchase 25,000 shares of mPhase common stock for the fiscal year ended June 30, 1999, of which 5,000 options were exercised during the fiscal year ended June 30, 2000. Mr. McInerney received options for 23,000 shares of common stock in the fiscal year ended June 30, 2001 and 15,000 options for consulting and beta testing services in the fiscal year ended June 30, 2002. In addition for the fiscal years ended June 30, 2002 and June 30, 2003 Mr. McInerney received options and warrants to purchase a total of 62,500 shares and for 35,000 shares of mPhase common stock respectively.

     Janifast Ltd., a Hong Kong corporation manufacturer, which has produced components for our prototype Traverser™ DVDDS product, and has in the past and continues to produce our POTS splitter product. In addition, Janifast may manufacture, based upon mPhase receiving firm orders, certain portions of our Televison+ platform in the future. Necdet F. Ergul, Ronald A. Durando and Gustave T. Dotoli are controlling shareholders of Janifast Ltd. with an aggregate ownership interest of greater than 75% of Janifast Ltd. Mr. Durando is Chairman of the Board of Directors and Mr. Ergul is a Director of Janifast.

Back to Contents

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

Back to Contents

ITEM 14A. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

Back to Contents

EXHIBITS
NUMBER
REFERENCE	DESCRIPTION

10.2	First Amendment to the License Agreement, dated January 8, 2001, between the Company and Georgia Tech Research Corporation
(incorporated by reference to Exhibit 10.2 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).

10.3*	Employment Agreement between Ronald A. Durando and the Company
(incorporated by reference to Exhibit 10.8 to our registration statement on Form SB-2 filed on August 13, 1999 (file no.
333-85147)).

10.4*	Employment Agreement between Gustave T. Dotoli and the Company
(incorporated by reference to Exhibit 10.9 to our registration statement on Form SB-2 filed on August 13, 1999 (file no.
333-85147)).

10.5*	Employment Agreement between Martin S. Smiley and the Company, dated as of August 15, 2000 (incorporated by reference to Exhibit 10.5 to our registration statement on Form S-1 filed on June 18, 2001 (file
no. 33-63262)).

10.6*	Employment Agreement between David C. Klimek and the Company, dated as of April 1, 2001 (incorporated by reference to Exhibit 10.6 to our registration statement on Form S-1 filed on June 18, 2001 (file no.
33-63262)).

10.7*	Manufacturing Services Agreement, dated March 14, 2001, by and between the Company and Flextronics International USA, Inc
(incorporated by reference to Exhibit 10.7 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).

10.8*	Supply Agreement by and between the Company and Hart Telephone
Company, Inc., date of August 19, 1998 (incorporated by reference to
Exhibit 10.8 to our registration statement on Form S-1 filed on June
18, 2001 (file no. 33-63262)).

10.9*	Facilities/Services Agreement between the Company and Microphase
Corporation, dated as of July 1, 1998. (incorporated by reference to
Exhibit 10.9 to our registration statement on Form S-1 filed on June
18, 2001 (file no. 33-63262)).

10.10*	Company’s 2001 Stock Incentive (incorporated by reference to Exhibit
C to our preliminary proxy statement on Form Pre 14A filed on March
21, 2001 (file no.000-30202)).

10.11*	License Agreement, dated July 31, 1996, by and between AT&T Paradyne
Corporation and Microphase Corporation. (incorporated by reference to
Exhibit 10.11 to our registration statement on Form S-1 filed on June
18, 2001 (file no. 33-63262)).

10.12*	Assignment Agreement, dated February 17, 1997, by and between the
Company and Microphase Corporation. (incorporated by reference to
Exhibit 10.12 to our registration statement on Form S-1 filed on June
18, 2001 (file no. 33- 63262)).

10.13.**	Development Agreement between Lucent Technologies, Inc. and mPhase
Technologies, Inc., effective as of December 1, 2002, relating to Video Services Switch and Statement of Work, dated December 9, 2002.

Back to Contents

EXHIBITS
NUMBER
REFERENCE	DESCRIPTION

10.14. **	Purchase Order between the Company and Lucent Technologies, Inc., dated
December 15, 2002, for cost reduction of the mPhase Traverser INI™ set box.

10.15.	Co-Branding Agreement, dated as of January 21, 2003, between the Company and
Lucent Technologies, Inc.

10.16**	Systems Integrator Agreement, dated as of April 4, 2003, between the Company and
Lucent Technologies, Inc.

21*	List of Subsidiaries (incorporated by reference to Exhibit 21 to our registration statement on Form S-1 filed on June 18, 2001 (file no.
33-63262)).

23.1*	Consents of Schuhalter, Coughlin & Suozzo, LLC dated August 31, 1998 and Mauriello, Franklin & LoBrace, P.C. dated August 31, 1998
(incorporated by reference to Exhibit 23 to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no.
000-24969)).

23.2*	Consents of Schuhalter, Coughlin & Suozzo, LLC dated April 23, 1999 and Mauriello, Franklin & LoBrace, P.C. dated April 23, 1999
(incorporated by reference to Exhibit 23 to our registration statement on Form 10SB-12G filed on May 6, 1999 (file no.
000-24969)).

23.3*	Consent of Schuhalter, Coughlin & Suozzo, LLC dated August 13, 1999
(incorporated by reference to Exhibit 23.1 to our registration statement on Form SB-2 filed on August 13, 1999 (file no.
333-85147)).

23.4*	Consent of Arthur Andersen LLP (incorporated by reference to our registration statement, Amendment No. 2 filed on Aug. 15, 2001.)

23.5*	Consent of Schuhalter, Coughlin & Suozzo, LLC (incorporated by reference to our registration statement, Amendment No. 2 filed on
Aug. 15, 2001.)

23.6*	Consent of Piper Marbury Rudnick & Wolfe LLP (incorporated by reference to our registration statement, Amendment No. 2 filed on Aug. 15, 2001.)

23.7*	Consent of Rosenberg, Rich , Baker, Berman and Company (incorporated by reference to our registration statement, Amendment No. 1/A filed on August 1 2002 .)

23.8*	Consent of Schuhalter, Coughlin & Suozzo, LLC (incorporated by reference to our registration statement, Amendment No 1/A filed on August 2, 2002.)

23.9*	Consent of Piper&Rudnick LLP. (incorporated by reference to our registration statement, Amendment No. 1/A filed on August 2, 2002)

31(a)	Certifications pursuant to Section 302 of the Sarbanes-Oxley law.

31(b)	Certifications pursuant to Section 906 of the Sarbanes-Oxley law.

* Incorporated by reference.

** All or portions of such Agreements have been requested by the Company to be treated as “Confidential Information” pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Back to Contents

FINANCIAL STATEMENTS

PAGE

Report of Rosenberg Rich Baker Berman & Company	F-1

Report of Arthur Andersen LLP	F-2

Report of Schuhalter, Coughlin & Suozzo, PC	F-3

Consolidated Balance Sheets as of June 30, 2002 and 2003	F-4

Consolidated Statements of Operations for the years ended June 30, 2001, 2002 and 2003 and for the period from inception (October 2, 1996) through June 30, 2003.	F-5

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period from inception (October 2, 1996) to June 30, 1997 and for each of the five years in the period ended June 30, 2003	F6-10

Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2002 and 2003 and for the period from inception (October 2, 1996) through June 30, 2003.	F-11

Notes to Consolidated Financial Statements	F-12

Back to Contents

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of mPhase Technologies, Inc.:

     We have audited the accompanying consolidated balance sheets of mPhase Technologies, Inc. (a New Jersey corporation in the development stage) and subsidiaries as of June 30, 2003 and June 30, 2002, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), cash flows and Schedule II (Valuation and Qualifying Accounts, Item 14B) for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of mPhase Technologies, Inc. for the period from inception to June 30, 2001. Such amounts are included in the cumulative from inception to June 30, 2001 totals of the statements of operations, changes in stockholders’ equity and cash flows and reflect total net loss of 83 percent of the related cumulative totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from inception to June 30, 2001, included in the cumulative totals, is based solely upon the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of mPhase Technologies, Inc. and subsidiaries as of June 30, 2003 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2003 and for the period from inception to June 30, 2003, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and is in a working capital deficit position that raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rosenberg Rich Baker Berman & Company Bridgewater, NJ

September 10, 2003

Back to Contents

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of mPhase Technologies, Inc.:

     We have audited the accompanying consolidated statements of operations, and cash flows and for the period from inception to June 30, 2001 of mPhase Technologies, Inc. (a New Jersey corporation in the development stage) and subsidiaries for the year ended June 30, 2001, and changes in stockholders’ equity for each of the three years in the period ended June 30, 2001 and for the period from inception (October 2, 1996) to June 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of mPhase Technologies, Inc. for the period from inception to June 30, 1998. Such amounts are included in the cumulative from inception to June 30, 2001 totals of the statements of operations, changes in stockholders’ equity and cash flows and reflect total net loss of 6 percent of the related cumulative totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from inception to June 30, 1998, included in the cumulative totals, is based solely upon the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of mPhase Technologies, Inc. and subsidiaries as of June 30, 2001, and the results of their operations and their cash flows for the year ended June 30, 2001 and for the period from inception to June 30, 2001, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and is in a working capital deficit position that raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Back to Contents

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of mPhase Technologies, Inc.:

     We have audited the statements of operations, changes in stockholders’ equity, and cash flows for the period October 2, 1996 (date of inception) through June 30, 1998 of mPhase Technologies, Inc. (a development stage company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

Schuhalter, Coughlin & Suozzo, PC

Raritan, New Jersey
January 28, 1999

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	JUNE 30,

	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$47,065	$396,860
Accounts receivable, net of bad debt reserve of
$2,906 and $0 respectively	273,780	287,135
Stock subscription receivable	—	110,000
Inventory	3,342,716	2,103,328
Prepaid expenses and other current assets	830,589	100,329

Total current assets	4,494,150	2,997,652

Property and equipment, net	1,742,186	581,890
Patents and licenses, net	685,349	184,587

Other assets	20,830	17,250

Total assets	$6,942,515	$3,781,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,819,245	$2,352,961
Accrued expenses	673,065	885,735
Due to related parties	35,000	187,372
Note payable, current	353,339	762,735
Deferred revenue	214,180	214,180

Total current liabilities	4,094,829	4,402,983

Other liabilities	1,211,249	1,561,249
Other liabilities, related parties	665,068	—
Notes payable-related parties	—	460,000
Long-term debt, net of current portion	1,014,218	586,303

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY:
Common Stock, stated value $.01, 150,000,000
shares authorized; 60,807,508 and 71,453,521 shares issued and
outstanding, in 2002 and 2003, respectively	608,075	714,535
Additional paid-in capital	100,751,284	104,081,049
Deferred compensation	(23,923)	—
Deficit accumulated during development stage	(101,366,286)	(108,016,497)
Unrecognized capital losses	(4,026)	—
Less-treasury stock, 13,750 shares, at cost	(7,973)	(7,973)

Total stockholders’ (deficit)	(42,849)	(3,228,886)

Total liabilities and stockholders’ (deficit)	$6,942,515	$3,781,649

The accompanying notes are an integral part of these consolidated balance sheets.

Back to Contents

     mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,			From Inception (October 2, 1996) to June 30, 2003

	2001	2002	2003

TOTAL NET REVENUES	$10,524,134	$2,582,446	$1,581,639	$14,967,695

COSTS AND EXPENSES:
Cost of Sales (see also note 11 Related Party Transactions)	5,804,673	2,415,129	1,493,394	9,844,952
Research and development (including non-cash stock related charges of $0, $267,338, $385,495 and $2,045,669 respectively, see also note 11 Related Party Transactions)	10,779,570	3,819,583	3,538,305	34,347,079
General and administrative (including non-cash stock related charges of $6,227,552, $2,445,561, $720,277 and $20,966,614 respectively, see also note 11 Related Party Transactions)	16,150,711	6,490,373	2,654,971	49,783,401
Non-cash charges for administrative stock-based employee compensation	1,170,903	548,550	28,563	25,093,735
Depreciation and Amortization	660,372	670,183	515,417	2,767,029

Total costs and expenses	34,566,229	13,943,818	8,230,650	121,836,196

Loss from operations	(24,042,095)	(11,361,372)	(6,649,011)	(106,868,501)

OTHER (EXPENSE) INCOME:
Gain On Extinguishments	—	142,236	61,226	203,462
Minority interest loss in consolidated subsidiary	—	—	—	20,000
Loss from unconsolidated subsidiary	—	—	—	(1,466,467)
Loss on sale of securities	—	—	(11,258)	(11,258)
Interest income (expense), net	43,361	(26,225)	(51,168)	106,267

Total other income (expense)	43,361	116,011	(1,200)	(1,147,996)

NET LOSS	$(23,998,734)	$(11,245,361)	$(6,650,211)	$(108,016,497)

Unrealized holding (loss) gain on securities	—	(4,026)	4,026	—

COMPREHENSIVE LOSS	$23,998,734)	$(11,249,387)	$(6,646,185)	$(108,016,497)

LOSS PER COMMON SHARE, basic and diluted	$(0.72)	$(.23)	$(.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	33,436,641	49,617,280	65,217,088

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

mPHASE TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE FIVE YEARS
IN THE PERIOD ENDED JUNE 30, 2003

	Common Stock			Additional Paid-In Capital			TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)

	Shares	$.01 Stated Value	Treasury Stock		Deferred Compensation	Accumulated Deficit

BALANCE, OCTOBER 2, 1996 (date of inception).	1,140,427	$11,404	$—	$459,753	$—	$(537,707)	$(66,550)
Issuance of common stock of Tecma Laboratories, Inc., for 100% of the Company.	6,600,000	66,000	—	(537,157)	—	537,707	66,550
Issuance of common stock, in private placement, net of offering costs of $138,931	594,270	5,943	—	752,531	—	—	758,474
Net loss	—	—	—	—	—	(781,246)	(781,246)

BALANCE, JUNE 30, 1997	8,334,697	83,347	—	675,127	—	(781,246)	(22,772)
Issuance of common stock with warrants, in private placement, net of offering costs of $84,065	999,502	9,995	—	791,874	—	—	801,869
Issuance of common stock for services	300,000	3,000	—	147,000	—	—	150,000
Issuance of common stock in connection with investment in unconsolidated subsidiary	250,000	2,500	—	122,500	—	—	125,000
Repurchase of 13,750 shares of common stock	—	—	(7,973)	—	—	—	(7,973)
Issuance of common stock with warrants in private placement, net of offering costs of $121,138	1,095,512	10,955	—	659,191	—	—	670,146
Issuance of common stock for financing services	100,000	1,000	—	(1,000)	—	—	—
Issuance of common stock in consideration for 100% of the common stock of Microphase Telecommunications, Inc.	2,500,000	25,000	—	1,685,000	—	—	1,710,000

Net loss	—	—	—	—	—	(4,341,059)	(4,341,059)

BALANCE, JUNE 30, 1998	13,579,711	$135,797	$(7,973)	$4,079,692	—	$(5,122,305)	$(914,789)

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE FIVE YEARS
IN THE PERIOD ENDED JUNE 30, 2002

	Common Stock			Additional Paid-In Capital			TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)

	Shares	$.01 Stated Value	Treasury Stock		Deferred Compensation	Accumulated Deficit

BALANCE, JUNE 30, 1998	13,579,711	$135,797	$(7,973)	$4,079,692	$—	$(5,122,305)	$(914,789)
Issuance of common stock with warrants in private placements, net of offering costs of $107,000	3,120,000	31,200	—	2,981,800	—	—	3,013,000
Issuance of common stock for services	1,599,332	15,993	—	8,744,873	—	—	8,760,866
Issuance of common stock with warrants in private placement, net of offering costs of $45,353	642,000	6,420	—	1,553,227	—	—	1,559,647
Issuance of common stock in private placement, net of offering costs of $679,311	4,426,698	44,267	—	10,343,167	—	—	10,387,434
Issuance of stock options for services	—	—	—	7,129,890	—	—	7,129,890
Issuance of warrants for services	—	—	—	16,302	—	—	16,302
Deferred employee stock option compensation	—	—	—	—	(140,000)	—	(140,000)
Net loss	—	—	—	—	—	(22,838,344)	(22,838,344)

BALANCE, JUNE 30, 1999	23,367,741	233,677	$(7,973)	$34,848,951	$(140,000)	$(27,960,649)	$6,974,006
Issuance of common stock and options in settlement	75,000	750	—	971,711	—	—	972,461
Issuance of common stock upon exercise of warrants and options	4,632,084	46,321	—	5,406,938	—	—	5,453,259
Issuance of common stock in private placement, net of cash offering costs of $200,000	1,000,000	10,000	—	3,790,000	—	—	3,800,000
Issuance of common stock in private placement, net of cash offering costs of $466,480	1,165,500	11,655	—	9,654,951	—	—	9,666,606
Issuance of common stock for services	1,164,215	11,642	—	8,612,265	—	—	8,623,907
Issuance of options for services	—	—	—	9,448,100	—	—	9,448,100
Deferred employee stock option compensation	—	—	—	1,637,375	(1,637,375)	—	—
Amortization of deferred employee stock option compensation	—	—	—	—	551,707	—	551,707
Net loss	—	—	—	—	—	(38,161,542)	—

BALANCE, JUNE 30, 2000	31,404,540	$314,045	$(7,973)	$74,370,291	$(1,225,668)	$(66,122,191)	$7,328,504

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE FIVE YEARS
IN THE PERIOD ENDED JUNE 30, 2003

	Common Stock			Additional Paid-In Capital			TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)

	Shares	$.01 Stated Value	Treasury Stock		Deferred Compensation	Accumulated Deficit

BALANCE, JUNE 30, 2000	31,404,540	$314,045	$(7,973)	$74,370,291	$(1,225,668)	$(66,122,191)	$7,328,504
Issuance of common stock upon exercise of options	320,000	3,200	—	324,300	—	—	327,500
Issuance of common stock with warrants in private placements, net of cash offering costs of $512,195	4,329,850	43,298	—	7,766,547	—	—	7,809,845
Issuance of common stock for services	450,000	4,500	—	1,003,125	—	—	1,007,625
Issuance of options and warrants for services	—	—	—	5,849,585	—	—	5,849,585
Deferred employee stock option compensation	—	—	—	607,885	(607,885)	—	—
Amortization of deferred employee stock option compensation	—	—	—	—	1,120,278	—	1,120,278
Issuance of common stock in settlement of debt to directors and related parties	4,840,077	48,402	—	2,371,637	—	—	2,420,039
Net Loss	—	—	—	—	—	(23,998,734)	(23,998,734)

BALANCE, JUNE 30, 2001	41,344,467	$413,445	$(7,973)	$92,293,370	$(713,275)	$(90,120,925)	$1,864,642

The accompanying notes are an integral part of these consolidated financial statements

Back to Contents

mPHASE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE FIVE YEARS
IN THE PERIOD ENDED JUNE 30, 2003

	Shares	$.01 Stated Value	Treasury Stock	Additional Paid-in Stock	Deferred Compensation

Balance June 30, 2001	41,344,467	$413,445	$(7,973)	$92,293,370	$(713,275)
Sale of Common stock with warrants in private placement	6,980,643	69,807	—	1,903,943	—
Issuance of Common stock for services	2,976,068	29,760	—	1,169,241	—
Issuance of options and warrants for services	—	—	—	1,877,937	—
Cancellation of unearned options to former employees	—	—	—	(140,802)	140,802
Amortization of deferred employee stock option compensation	—	—	—	—	548,550
Issuance of common stock and warrants in settlement of debt to related parties and strategic vendors	7,492,996	74,930	—	2,663,728	—
Sale of Common stock to certain Officers and Directors in private placement	2,000,000	20,000	—	980,000	—
Issuance of Common stock upon exercise of options	13,334	133	—	3,867	—
Net Loss	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—

Balance, June 30, 2002	$60,807,508	$608,075	$(7,973)	$100,751,284	$(23,923)

Sale of Common stock with warrants in private placement, net of Cash offering costs of $124,687	4,296,680	42,967	—	1,121,351	—
Issuance of Common stock for services	426,000	4,260	—	107,985	—
Issuance of options and warrants for services	—	—	—	274,100	—
Amortization of deferred employee stock option compensation	—	—	—	—	23,923
Issuance of common stock and warrants in settlement of debt to related parties and strategic vendors	5,923,333	59,233	—	1,826,329	—
Net Loss	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—

Balance, June 30, 2003	71,453,521	$714,535	$(7,973)	$104,081,049	$0

The accompanying notes are an integral part of these consolidated financial statements

Back to Contents

mPHASE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE FIVE YEARS
IN THE PERIOD ENDED JUNE 30, 2003

	Accumulated Deficit	Comprehensive Loss	TOTAL STOCKHOLDERS EQUITY (DEFICIT)

Balance June 30, 2001	$(90,120,925)	—	$1,864,642
Issuance of Common stock with warrants in private placement	—	—	1,973,750
Issuance of Common stock for services	—	—	1,199,001
Issuance of options and warrants for services	—	—	1,877,937
Cancellation of unearned options to former employees	—	—	—
Amortization of deferred employee stock option compensation	—	—	548,550
Issuance of common stock and warrants in settlement of debt to related parties and strategic vendors	—	—	2,738,658
Sale of Common stock to certain Officers and Directors in private placement	—	—	1,000,000
Issuance of Common stock upon exercise of options	—	—	4,000
Net Loss	(11,245,361)	—	(11,245,361)
Other comprehensive loss	—	(4,026)	(4,026)

Balance, June 30, 2002	$(101,366,286)	$(4,026)	$(42,849)

Issuance of Common stock with warrants in private placement, net of cash offering costs of $124,687	—	—	1,164,318
Issuance of Common stock for services	—	—	112,245
Issuance of options and warrants for services	—	—	274,100
Amortization of deferred employee stock option compensation	—	—	123,923
Issuance of common stock and warrants in settlement of debt to related parties and strategic vendors	—	—	1,885,562
Net Loss	(6,650,211)	—	(6,650,211)
Other comprehensive (loss) gain	—	4,026	4,026

Balance, June 30, 2003	$(108,016,497)	$(0)	$(3,228,886)

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,			Inception (October 2, 1996) to June 30, 2003

	2001	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,998,734)	$(11,245,361)	$(6,650,211)	$(108,016,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,235,213	1,653,346	1,425,952	5,594,140
Book value of fixed assets disposed	61,414	—	—	74,272
Loss on unconsolidated subsidiary	—	—	—	1,466,467
Provision for doubtful accounts	29,218	2,906	—	32,124
Impairment of note receivable	212,500	20,250	—	232,750
Loss on securities	—	—	11,258	11,258
Gain on Extinguishments	—	(142,236)	(61,226)	(203,462)
Non-cash common stock, common stock option and warrant expense	7,398,455	3,261,449	1,134,335	48,144,097
Changes in operating assets and liabilities:
Accounts receivable	(170,466)	15,748	(13,355)	(319,259)
Inventory	(5,394)	961,179	1,449,628	(1,893,088)
Prepaid expenses and other
current assets	88,280	173,649	(29,824)	(596,621)
Production advances-related parties	1,109,641	—
Other assets	(150,000)	146,420	3,580	—
Receivables from subsidiary	—	—	—	(150,000)
Due from officer	(100,000)	100,000	—	—
Accounts payable	2,802,008	(340,057)	174,939	4,157,395
Accrued expenses	(482,394)	332,819	273,986	1,812,571
Deferred revenue	—	214,180	—	214,180
Due to related parties:
Microphase	709,832	864,555	721,544	2,295,949
Janifast	1,272,709	907,450	99,841	2,280,000
Officers	(412,400)	312,504	246,835	559,339
Accrued expense, Lintel	477,000	—	—	477,000
Due to Others	59,566	25,794	—	211,972

Net cash used in operating activities	(13,685,053)	(2,735,405)	(1,212,718)	(43,615,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in patents and licensing rights	(148,127)	(74,649)	—	(375,720)
Purchase of property and equipment	(705,577)	(31,445)	(73,305)	(2,537,105)

Net cash used in investing activities	(853,704)	(106,094)	(73,305)	(2,912,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement of common stock and exercise of options and warrants	8,137,345	2,977,750	1,090,474	46,507,918
Repurchase of treasury stock at cost	—	—	—	(7,973)
Advances from Microphase	—	—	527,840	527,840
Proceeds from notes payable officers	—	—	130,000	130,000
Repayment of notes payable – officers	—	—	(30,000)	(30,000)
Repayment of notes payable	—	(120,191)	(82,668)	(202,859)

Net cash provided by financing activities	8,137,345	2,857,559	1,635,646	46,924,926

Net increase (decrease) in cash	(6,401,412)	6,060	349,623	396,688
CASH AND CASH EQUIVALENTS, beginning of period	6,432,417	31,005	47,065	—

CASH AND CASH EQUIVALENTS, end of period	$31,005	$47,065	$396,688	$396,688

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

1. ORGANIZATION AND NATURE OF BUSINESS

     mPhase Technologies, Inc. (“mPhase” or the “Company”) was organized on October 2, 1996. The primary business of mPhase is to design, develop, manufacture and market high-bandwidth telecommunications products incorporating digital subscriber line (“DSL”) technology. The present activities of the Company are focused on the deployment of its proprietary Traverser™ System, which delivers MPEG2, non-Internet Protocol-based television, high-speed Internet and voice over copper wire. Additionally, the Company sells a line of DSL component products.

     On February 17, 1997, mPhase acquired Tecma Laboratories, Inc., (“Tecma”) in a transaction accounted for as a reverse merger.

     On June 25, 1998, the Company acquired Microphase Telecommunications, Inc. (“MicroTel”) a Delaware corporation, through the issuance of 2,500,000 shares of its common stock in exchange for all the issued and outstanding shares of MicroTel (Note 4). The assets acquired in this acquisition were patents and patent applications utilized in the Company’s proprietary Traverser™ Digital Video and Data Deliver System (“Traverser™”).

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

     The Company is in the development stage and its present activities are focused on the commercial deployment of its legacy Traverser™ DVDDS and TV+ products for delivery of broadcast television over ADSL and associated DSL component products which include POTS splitters and a line of intelligent POTS splitter products. Since mPhase is in the development stage, the accompanying consolidated financial statements should not be regarded as typical for normal operating periods.

2. LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT’S PLANS

     Through June 30, 2003, the Company had incurred development stage losses totaling $108,016,497, and at June 30, 2003 had a stockholders’ deficit of $3,228,886. At June 30, 2003, the Company had $396,860 of cash, cash equivalents and $287,135 of trade receivables to fund short-term working capital requirements.

     The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) the successful wide scale development, deployment and marketing of its products.

     The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2004 and continue its development and commercialization efforts. Management’s plans in this regard include, but are not limited to, the following:

     During the fiscal year ended June 30, 2003, the Company converted certain payables and accrued expenses with officers, related parties and strategic vendors aggregating approximately $1.9 million into 5,923,333 restricted shares of the Company’s common stock and 5 year warrants to purchase an additional 3,706,800 restricted shares of the Company’s common stock.

     In addition, in October of 2002, GTRC executed a Memorandum of Intention to convert a total of approximately $1.8 million in payables to promissory notes and equity.

     Management estimates that the Company will need additional minimum capital of $2.0 million by June 30, 2003 to continue its operations either through revenues from sales, external independent or related party funding further expense reductions some combination thereof. The Company presently has ongoing discussions and negotiations with a number of additional financing alternatives, one or more of which it believes will be able to successfully close to provide necessary working capital, while maintaining sensitivity to shareholder dilution issues. However, the Company has no definitive agreements to provide funding at this time.

     In addition to the above financing activities, the following business initiatives are also ongoing and are expected to provide additional working capital to the Company.

     The Company is currently negotiating with several organizations for the commencement of field trials which would lead to commercial sales of its broadcast television platform products. The Company has had an upturn in sales of its POTS splitter products since the close of its fiscal year ended June 30, 2003, including sales to one customer of approximately $1.6 million through August 21, 2003.

     Management believes that actions presently being taken to complete the Company’s development stage through the commercial roll-out of its broadcast television platforms will be successful. However, there can be no assurance that mPhase will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans. The accompanying financial statements does not include any adjustments that might result from the outcome of this uncertainty.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

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

STOCK BASED COMPENSATION

     Financial Accounting Statement No. 123, Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the “disclosure only” alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of three to five years.

SHORT-TERM INVESTMENTS

     Short-term investments principally consist of highly-liquid shares of corporate securities. The Company classifies all these short-term investments as available-for-sale securities. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. Any decline in market value judged to be other than temporary is recognized in determining net income. Realized gains and losses from the sale of these investments are included in determining net income (loss).

REVENUE RECOGNITION

     All revenue included in the accompanying consolidated statements of operations for all periods presented relates to sales of mPhase’s POTS Splitter Shelves and DSL component products.

     As required, mPhase has adopted the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, which provides guidelines on applying generally accepted accounting principles to revenue recognition based on the interpretations and practices of the SEC. The Company recognizes revenue for its POTS Splitter Shelf and other DSL component products at the time of shipment, at which time, no other significant obligations of the Company exist, other than normal warranty support.

SHIPPING AND HANDLING CHARGES

     The Company includes costs of shipping and handling billed to customers in revenue and the related expense of shipping and handling costs is included in cost of sales.

BUSINESS CONCENTRATIONS AND CREDIT RISK

      To date the Company’s products have been sold to a limited number of customers, primarily in the telecommunications industry. The Company had revenues from two customers representing 64% and 19% of total revenues during the year ended June 30, 2001. The Company had revenues from two customers representing 39% and 21% of total revenues during the year ended June 30, 2002. The Company had revenue from two customers of 31% and 25% during the fiscal year ended June 30, 2003.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

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

     In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes rules for the Reporting of Comprehensive Income and its components. For each of the years ended June 30, 2001 and 2000, there was no difference between the Company’s net income and comprehensive income.

PATENTS AND LICENSES

     Patents and licenses are capitalized when mPhase determines there will be a future benefit derived from such assets, and are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset, generally five years.

     Amortization expense was $460,121, $471,629 and $468,495 for the years ended June 30, 2001, 2002, and 2003, respectively.

     Effective July 1, 2002, the Company adopted SFAS Nos. 141 and 142. SFAS 142 eliminates amortization of goodwill and certain other intangible assets, but requires annual testing for impairment (comparison of fair market value to carrying value). Fair value is estimated using the present value of expected future cash flows and other measures. The transitional impairment test for the Company’s patents and license rights resulted in the Company concluding that no impairment in addition to amortization previously recorded was necessary during the year ended June 30, 2003, however, the Company will continue its amortization policy of five years.

INVENTORIES

     Inventory consists mainly of the Company’s POTS Splitter Shelf and Filters. Inventory is comprised of the following:

	June 30

	2002	2003

Raw materials	$266,748	$131,797
Work in Progress	1,045,679	728,537
Finished goods	3,273,644	1,729,344

Total	4,586,071	2,589,678

Less: Reserve for obsolescence	(1,243,355)	(486,350)

	$3,342,716	$2,103,328

LONG-LIVED ASSETS

     In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” the Company reviewed its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such changes in circumstances may include, among other factors, a significant change in technology that may render an asset or an asset group obsolete or noncompetitive, a significant change in the extent or manner in which an asset is used, evidence of a physical defect in an asset or asset group or an operating loss.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in the consolidated balance sheets for mPhase’s cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to the short maturities of these financial instruments.

     The carrying amounts reported in the consolidated balance sheets for mPhase’s notes payable, long-term debt, amounts due to related parties approximate their fair values as they represent the amount the Company expects to liquidate these obligations with cash or cash equivalents, and the amounts recorded as other liabilities and other liabilities – related parties approximate their fair values as they represent the amount in which the Company expects to satisfy these obligations by the issuance of the Company’s equity without material gain or loss.

LOSS PER COMMON SHARE, BASIC AND DILUTED

      mPhase accounts for net loss per common share in accordance with the provisions of SFAS No. 128, “Earnings per Share” (“EPS”). SFAS No. 128 requires the disclosure of the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their effect is anti-dilutive.

WARRANTY RESERVE

     The Company warrants that all equipment manufactured by it will be free from defects in material and workmanship under normal use for a period of one year from the date of shipment. Through June 30, 2003, substantially all sales by the Company have been from component telephone equipment parts, primarily the Company’s POTS Splitter Shelves. The Company’s’ actual experience for cost and expenses in connection with such warranties have been nominal and through June 30, 2003, an additional amount of $10,000 has been added to reserve for future warranty costs which the Company estimates aggregate $40,000 at this time.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This statement amends SFAS No. 13, “Accounting for Leases,” to eliminate inconsistencies between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescission of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on our financial statements.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with the provisions of SFAS No. 146. The adoption of SFAS No. 146 did not have a significant impact on our consolidated financial position or results of operations.

     In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, “Accounting for Stock-Based Compensation.” Additionally, SFAS 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The Company has adopted the disclosure provisions in these consolidated financial statements as disclosed above under Stock Based Compensation.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“ FIN 45”). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company during the first quarter ending January 31, 2003. The adoption of FIN 45 did not have a significant impact on our consolidated financial position or results of operations.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

     In January 2003, the FASB issued FASB Interpretation No. 46 (“ FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on our consolidated financial position or results of operations.

STATEMENT OF CASH FLOW SUPPLEMENTAL INFORMATION

	JUNE 30	JUNE 30
	2002	2003

Interest paid	$21,760	$14,512

Taxes paid	$—	$—

Schedule of Non-Cash
Investing and Financing Activities:
Conversion of accounts payable and accrued expenses
to equity	$2,738,658	$1,931,788

Conversion of accounts payable and accrued expenses
to notes payable	$1,487,747	$360,000

Research and development fixed assets transferred to
Work in process inventory	$—	$210,239

Investments in Patents and Licenses paid with equity	$43,750	$—

4. ACQUISITION OF MICROTEL

     In June 1998, mPhase issued 2,500,000 shares of common stock in exchange for all of the issued and outstanding shares of MicroTel, a wholly-owned subsidiary of Microphase, Inc. (“Microphase”). The transaction was accounted for as a purchase pursuant to APB Opinion No. 16 “Accounting for Business Combinations”. The total purchase price of approximately $1,870,000, which was based on the fair market value of the shares issued, was allocated to the patents acquired and is being amortized over an estimated useful life of five years. Pursuant to the agreement of merger, MicroTel has become a wholly-owned subsidiary of mPhase.

5. NOTE RECEIVABLE

     As consideration for a letter of settlement with a former consultant of mPhase, the Company had loaned the former consultant $250,000 in the form of a Note (the “Note”) secured by 75,000 shares of the former consultants common stock of mPhase. The Note was due April 7, 2001. The Company decreased the Note to $37,500, representing the estimated value of the underlying stock at June 30, 2001. The Company charged $212,500 to administrative expense as a result of this impairment. The Company has included the $37,500, in long-term assets in the accompanying consolidated balance sheet for the year ended June 30, 2001. The Company decreased the Note to $17,250, representing the estimated value of the underlying stock at June 30, 2002. The Company charged $20,250 to administrative expenses as a result of the further impairment of the underlying stock value at June 30, 2002 and has maintained the same balance for the Note throughout the fiscal year ended June 30, 2003. The Company has included the $17,250 in long-term assets in the accompanying consolidated balance sheet for the year ended June 30, 2003.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

6. PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consist of the following:

	June 30

	2002	2003

Equipment	$3,593,418	$2,437,547
Office and marketing equipment	482,464	482,464

	4,075,882	2,920,011
Less-Accumulated depreciation	(2,333,696)	(2,338,121)

	$1,742,186	$581,890

     Depreciation expense for the years ended June 30, 2001, 2002, and 2003, was $775,092, $1,181,717, and $957,457, respectively, of which $501,676, $983,163 and $442,040, respectively, is included in research and development expense.

7. ACCRUED EXPENSES

     Accrued expenses consist of the following:

	June 30

	2002	2003

Lucent Projects (Note 13)	$81,250	$370,795
Other	591,815	514,940

	$673,065	$885,735

8. JOINT VENTURE

     In March 2000, mPhase acquired a 50% interest in mPhaseTelevision.Net (formerly Telco Television Network, Inc.), an incorporated joint venture, for $20,000. The agreement provided for the grant of warrants to the joint venture partner in consideration of the execution of the Joint Venture Agreement, to purchase 200,000 shares of the Company’s common stock for $4.00 per share (valued at $2,633,400). This non-cash charge is included in general and administrative expenses in the accompanying statement of operations for the year ended June 30, 2000. The fair value of the warrants granted to the joint venture partner as of the date of grant was based on the Black-Scholes stock option pricing model, using the following weighted average assumptions: annual expected rate of return of 0%, annual volatility of 115%, risk free interest rate of 5.85% and an expected option life of 3 years.

     The agreement stipulates for mPhase’s joint venture partner, AlphaStar International, Inc., (“Alphastar”), to provide mPhaseTelevision.Net right of first transmission for its transmissions of MPEG-2 digital satellite television. In addition, in March 2000, mPhase loaned the joint venture $1,000,000 at 8% interest per annum. The loan is repayable to the Company from equity infusions to the subsidiary, no later than such time that mPhaseTelevision.Net qualifies for a NASDAQ Small Cap Market Listing. During April 2000, the Company acquired an additional 6.5% interest in mPhaseTelevision.Net for $1,500,000.

     As of June 30, 2003 mPhase owns a 56.5% interest in mPhaseTelevision.net. The Company terminated the lease of the earth station for business reasons, and there was no material impact on mPhaseTelevision.net’s operating activities.

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

     During the fiscal year ended June 30, 2002 and ended June 30, 2003, the joint venture was charged $64,039 and $0, respectively for fees and costs by its joint venture partner and its affiliates.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

9. LONG TERM DEBT

     Long-term debt is comprised of the following:

June 30,
2003

Settlement Agreements:
Accounts payable expected to be converted to Note payable to GTRC bearing 7% interest, amortized in equal monthly payments of
$4,167 and a lump sum payment of $75,000 due twelve months from
issuance (see also–Note 13-Commitments and Contingencies)	$150,000

Accounts payable expected to be converted to Note payable to GTRC bearing 7% interest, amortized in average monthly payments of $0 in 2004, $39,568 in 2005, $56,085 in 2006 $60,140 in 2007,
$64,487 in 2008, and a lump sum payment of $253,955 due at
maturity in September 2008 (see also–Note 13 – Commitments and Contingencies))	$474,235

Note payable to law firm bearing 8% interest, monthly installments of $5,000 per month commencing in June 2002 and continuing
through December 1, 2003 with a final payment of principal plus
accrued interest due at maturity on December 31, 2003	405,022

Note payable to vendor bearing 8% interest due in weekly payments of $5,000 including accrued interest. These payments commenced in
January 2002 and continue until June 2004	210,558

Note payable to vendor non interest bearing average monthly
payments of $4,167 in 2003 and $3,660 in 2004. These payments
commenced in April 2002 and continue until May 2004	79,765

Note payable, vendor, interest at 8%, with average monthly payments of
$2,000 through march, 2004	29,458

Total	1,249,038

Less: Current portion	(762,735)

Long-term Debt, non-current portion	$586,303

At June 30, 2003 total maturities of long-term debt are as follows:

2004	$762,735
2005	151,637
2006	56,085
2007	60,140
2008	64.487
2009 and thereafter	253,954

TOTAL	$1,349,038

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

10. STOCKHOLDERS’ EQUITY

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
JUNE 30, 2003

10. STOCKHOLDERS’ EQUITY – (Continued)

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

     In February 2001, mPhase issued 2,342,500 shares of its common stock and a like amount of warrants to purchase one share each of the Company’s common stock generating gross proceeds of $4,685,000 in private transactions pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended with accredited investors. The attached warrants permit the investor to purchase one share each of common stock at an exercise price of $3.00 per share. The Company incurred cash offering costs of $425,315 and also issued 284,600 shares of its common stock and 162,600 warrants to purchase one share each at an exercise price of $3.00 to transaction advisors.

     In May and June 2001, mPhase issued 1,087,000 shares of its common stock and a like amount of warrants to purchase one share each of the Company’s common stock generating gross proceeds of $1,087,000 in private transactions pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended with accredited investors. The attached warrants permit the investor to purchase one share each of common stock at an exercise price of $3.00. The Company incurred offering costs of $69,000.

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

     Effective June 30, 2001 the Company issued 4,840,077 shares of the Company’s common stock in settlement of debt totaling $2,420,039 to directors and related parties, based upon the fair market value of the common stock issued which approximated the debt settled.

     In July 2001, the Company issued 75,000 shares of its common stock and a like amount of warrants to purchase one share each of the Company’s common stock at an exercise price of $3.00 generating proceeds of $75,000 in a private transaction with accredited investors.

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

     During the year ended June 30, 2002, related parties and strategic vendors converted debt aggregating approximately $1,020,000 and $96,000 respectively into approximately (a) 3,400,000 shares and of common stock plus warrants to purchase another 3,400,000 shares of common stock at $.30 for a term of 5 years plus (b) 320,000 shares of common stock plus warrants to purchase another 320,000 shares of common stock at $.30 for a term of 5 years, respectively. Such conversions were upon the same terms of a concurrent private placement of common stock by the Company of approximately $1.8 million in cash received for 6 million shares of common stock plus warrants to purchase another 6 million shares of the Company’s common stock for 5 years at $.30 per share. No gain or loss was recognized in connection with conversions by related parties and strategic vendors of the above total of $1,116,000 of debt.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

10. STOCKHOLDERS’ EQUITY – (Continued)

     In addition, 3,772,996 shares of common stock were issued to related parties and strategic vendors, the value of which was based upon the price of the Company’s common stock on the effective date of settlement with each party. Finally, two warrants to purchase 2,233,490 issued the Company’s outside counsel to settle outstanding indebtedness of approximately $450,000 as of March 15, 2002. The aggregate value of such warrants was estimated using the Black Scholes options pricing model, assuming an annual expected return of 0%, annual Beta volatility of 125.4 and a risk free interest rate of 5.9% pursuant to EITF 96-18, for the conversion of $1,622,658 of such liabilities which resulted in an aggregate gain on extinguishments of $142,236.

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

     During the fiscal year ended June 30, 2003, the Company converted certain payables and accrued expenses with officers, related parties and strategic vendors aggregating approximately $1.9 million into 5,923,333 restricted shares of the Company’s common stock and 5 year warrants to purchase an additional 3,706,800 restricted shares of the Company’s common stock. During the year ended June 30, 2003, these included transactions with related parties whereby the Company and the counter parties respective board of director’s approval, entered into an agreement in principle with the Company’s officers and affiliates, including Janifast Ltd. and Microphase Corporation, to convert up to an amount equal to accounts payable through September 30, 2002. Such approval was received by the respective boards of directors authorizing conversions of such payables effective September 30, 2002 resulting in the conversion of $620,000 and $360,000 of liabilities due to Microphase corporation, and Janifast Ltd into 3,033,000 shares and 1,500,000 shares of stock, respectively, attributed the value to the shares was based upon the market price of the Company’s common stock and the effective issue date or the conversion. Additionally, during fiscal 2003 in March 2003, Microphase converted $300,000 of liabilities into 1,000,000 and 5 year warrants to purchase at $.30 a share 1,000,000 shares of mPhase common stock based upon the same terms as a concurrent private placement. Also included in such conversions during the year ended June, 30 2003, were transactions whereby the Company converted $513,756 of liabilities due to the Company’s president, vice president and a sales manager who is also concurrently employed by Microphase, for unpaid management compensation and sales commissions due from mPhase into warrants to purchase up to a total of 2,656,500shares of the Company’s common stock. The aggregate value of such warrants was estimated using the Black Scholes options pricing model, pursuant to EITF 96-18, having an approximate value of $.21 per share, or $525,962. The Company recorded a settlement expense of approximately $12,206 with respect to these three related individuals, which,when combined with all conversions for the fiscal year 2003, resulted in anet gain on extinguishments in the statements of operations of $61,226 for the year ended June 30, 2003.

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

STOCK INCENTIVE PLANS

     On August 15, 1997, mPhase established its Long Term Stock Incentive Plan. Included as part of the Long Term Stock Incentive Plan, is the Stock Option Plan (the “Plan”), in which incentive stock options and nonqualified stock options may be granted to officers, employees and consultants of the Company. On February 23, 2000 the Board of Directors proposed and on May 22, 2000 the stockholders approved an increase in the total shares eligible under this plan to 15,000,000 shares. Vesting terms of the options range from immediately to two years and generally expire in five years.

     On May 30, 2001, mPhase established the 2001 Stock Incentive Plan (the “2001 Plan”), in which incentive stock options and non-qualified stock options may be granted to officers, employees and consultants of the Company. The total shares eligible under the 2001 Plan is 20,000,000 shares, in addition to the shares previously authorized for issuance under the prior plan. Vesting terms of the options range from immediately to two years and options generally expire in five years. The maximum number of shares that may be granted during any one fiscal year to any one individual under the 2001 Plan is limited to 2,500,000 shares.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

10. STOCKHOLDERS’ EQUITY – (Continued)

     A summary of the stock option activity for the years ended June 30, 2001, 2002, 2003 pursuant to the terms of both plans, which include incentive stock options and non-qualified stock options, is set forth on the below:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding at June 30, 2001	12,580,500	$1.94
Granted	6,570,000.43
Exercised	—	—
Canceled	(43,500)	(4.26)

Outstanding at June 30, 2002	19,107,000	1.27
Granted	625,000.30
Exercised	—	—
Canceled/Expired	(2,565,000)	(1.00)

Outstanding at June 30, 2003	17,167,000	$1.24

Exercisable at June 30, 2003	17,092,006	$1.28

     The fair value of options granted in 2001 and 2002 and options and compensatory warrants granted in 2003 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 113% in 2001, 125.4% in 2002 and 144.4% in 2003 based upon a risk-free interest rate ranging from 2.4% to 5.8% and expected option life of 3 years.

     The per share weighted average fair value of stock options granted during 2001, 2002 and 2003 was $1.16, $.26, and $.21, respectively. The per share weighted average remaining life of the options outstanding at June 30, 2001, 2002, and 2003 is 3.66, 3.29 and 2.80 years, respectively.

     mPhase has elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options and certain compensating warrants granted to employees at fair market value. Had compensation expense for stock options granted under the Plan and certain warrants granted to employees in 2003, been determined based on fair value at the grant dates, mPhase’s net loss for 2001, 2002 and 2003 would have been increased to the pro forma amounts shown below.

		JUNE 30

	2001	2002	2003

Net Loss:
As reported.	$23,998,734	$11,245,361	$6,650,211
Proforma	$25,243,270	$11,673,091	$6,866,271
Net Loss Per Share:
As reported.	$(.72)	$(.23)	$(.10)

Pro forma	$(75)	$(24)	$(.11)

     For the year ended June 30, 2001, mPhase recorded non-cash charges and deferred compensation totaling $2,955,964 and $607,885, respectively, in connection with the grant of 5,618,000 options to employees and options to consultants for services rendered or to be rendered.

     For the year ended June 30, 2002, the Company recorded non-cash charges and deferred compensation totaling $927,420 and $0, respectively, in connection with the grant of 6,570,000 options to employees and options to consultants for services rendered or to be rendered. Such charges are the result of the differences between the quoted market value of the Company’s common stock on the date of grant and the exercise price for options issued to employees and Black-Scholes stock option pricing calculations for options issued to consultants.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

10. STOCKHOLDERS’ EQUITY – (Continued)

     For the year ended June 30, 2003, the Company recorded non-cash charges and deferred compensation totaling $70,950 and $0, respectively, in connection with the grant of 625,000 options to employees and consultants and the Company recorded non-cash charges of $203,155 in connection with the grant of 1,690,000 compensating warrants to employees and consultants for services rendered or to be rendered. Such charges are the result of the differences between the quoted market value of the Company’s common stock on the date of grant and the exercise price for option and warrants issued to employees and Black-Scholes stock option pricing calculations for options and warrants issued to consultants.

     The following summarizes information about stock options outstanding at June 30, 2003:

RANGE OF EXERCISE PRICE	NUMBER OUTSTANDING	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE

$0 – $.50	6,947,500	3.7	$.37	6,872,506	$.37
$.51-$1.50	6,075,500	2.4	$.89	6,075,500	$.89
$1.50-$16.38	4,144,000	1.9	$3.59	4,144,000	$3.59

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

     In September 1998, mPhase issued 6,666 warrants for services, each to purchase one share of common stock at an exercise price of $0.75 per share. The warrants expire five years from the date of grant. The Company determined the fair market value of the warrants issued under the Black-Scholes Option Pricing Model to be $16,302. This amount is included in the Company’s general and administrative expenses in the accompanying consolidated statement of operations as of June 30, 1999. These warrants were exercised during the year ended June 30, 2000 generating proceeds to the Company of $5,000.

     In June 1999, in connection with the private placements, mPhase also issued 400,000 warrants each to purchase one share of common stock at an exercise price of $1.00 per share. The warrants were to expire five years from the date of grant. These warrants were exercised during the year ended June 30, 2000 generating proceeds of to the Company of $400,000.

     In January 2000, in connection with private placements, mPhase issued 200,000 and 50,000 warrants, each to purchase one share of common stock, at an exercise price of $4.00 and $5.00, respectively. The net proceeds of the private placement were allocated to the warrants and the common stock based on their respective fair values. The warrants were to expire five years from the date of issuance. These warrants were exercised in February 2000.

     During the year ended June 30, 2001, mPhase issued 4,980,125 warrants to investors including 1,550,625 warrants to existing investors as compensation which resulted in a charge of $1,249,804 to operations based upon the fair value of the warrants issued as determined under the Black-Scholes option pricing model, and 162,600 to finders, consultants and investment banking firms, each of these warrants to purchase one share each of the Company’s common stock at $3.00, for five years, in connection with private placements.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

10. STOCKHOLDERS’ EQUITY – (Continued)

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

     As of June 30, 2001, 6,816,725 warrants were outstanding with a weighted average exercise price of $2.93.

     During the year ended June 30, 2002, the Company issued 75,000 and 6,797,643 warrants to investors and to finders, consultants and investment banking firms, each of these warrants to purchase one share each of the Company’s common stock at $3.00 and $.30, for five years, in connection with private placements. The Company also issued 13,334 shares of its common stock following the exercise of warrants resulting in gross proceeds $4,000. Also, during the year ended June 30, 2002, the Company granted 1,675,000 warrants to consultants for services performed and 6,043,490 warrants to creditors, including related parties, in connection with the conversion of outstanding liabilities.

     As of June 30, 2002, 21,965,260 warrants were outstanding with a weighted average exercise price of $1.05.

     During the year ended June 30, 2003, the Company issued 4,701,696 warrants to investors and to finders, consultants and investment banking firms, each of these warrants to purchase one share each of the Company’s common stock at $.30, for five years, in connection with private placements. Also, during the year ended June 30, 2003, the Company granted 1,690,000 5 year warrants to employees and consultants for services performed with an exercise price of $.40 per share of common stock and 3,706,800 warrants to creditors, including related parties (see Note 11), in connection with the conversion of outstanding liabilities.

     As of June 30, 2003, 31,777,735 warrants remain outstanding with a weighted average exercise price of $.84

     The following summarizes information about warrants issued pursuant to various financing transactions and for services through June 30, 2003.

	Number Outstanding And Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0 – $.30	22,826,010	4.0	$0.24
$.40-$.50	2,060,000	4.7	$0.42
$1.25-$2.50	1,244,000	2.0	$2.00
$1.25-$2.50	5,647,725	2.7	$3.14

RESERVED SHARES

     The Company has reserved approximately 3,160,000 shares issuable upon provisions of convertible notes to related parties, which provide for, at the option of the holder’s of $460,00 of notes payable, the conversion of unpaid principal and interest into units valued at $.30 each, each unit consisting of one share of the Company’s common stock and a one warrant to purchase the Company’s common stock at $.30 per share for a period of 5 years.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

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

     The Company has also incurred charges for beta testing and on-site marketing, including the display of a live working model at Hart Telephone. In addition, the Company has entered into a supply agreement with Hart Telephone, which is scheduled to commence upon the commercial production of the legacy Traverser™ DVDDS television platform. A member of mPhase’s Board of Directors is employed by Lintel, Inc., the parent corporation of Hart Telephone.

     Mr. Durando, the President and CEO of mPhase, and together with Mr. Ergul owns a controlling interest and is a director of Janifast Limited. Mr. Durando and Mr. Dotoli are officers of Microphase Corporation. Mr. Ergul, the chairman of the board of mPhase, owns a controlling interest and is a director of Microphase Corporation. Microphase, Janifast, Hart Telephone and Lintel Corporation are significant shareholders of mPhase. Microphase, Janifast and Hart Telephone have converted significant liabilities to equity in fiscal years June 30, 2001, 2002 and in the current fiscal year. Management believes the amounts charged to the Company by Microphase, Janifast, mPhase Television.net and Hart Telephone are commensurate to amounts that would be incurred if outside parties were used. The Company believes Microphase, Janifast and Hart Telephone have the ability to fulfill their obligations to the Company without further support from the Company. mPhase’s President, Executive Vice President and Chairman of the Board of the Company are also officers of Microphase (Note 4).

     On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000 and in January 2000 to $11,050 per month. In July 2001, the agreement was revised to $11,340 a month. In July, 2002 this was increased to $12,200 per month and as of January 1, 2003 such rent was reduced to 10,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development assistance. Such agreement was amended as of January 1, 2002 to reduce such payment to $20,000 per month. Microphase also charges fees for specific projects on a project-by-project basis. During the years ended June 30, 2001, 2002, and 2003 and for the period from inception (October 2, 1996) to June 30, 2003, $2,128,983, $1,212,594, $648,102 and $7,224,526, respectively, have been charged to expense or inventory under these Agreements and is included in operating expenses in the accompanying consolidated statements of operations.

     On February 15, 1997, mPhase entered into a Technology, Patent and Trademark License Agreement (the “Agreement”) with MicroTel (Note 4). The Agreement permits the Company to utilize the patent and trademark technology of MicroTel under a licensing arrangement. The Company made payments of $37,500 per month, commencing June 1, 1997 for technology development. During the period ended June 30, 1997 and 1998, $37,500 and $450,000 has been charged to expense under this Agreement and is included in licensing fees in the accompanying consolidated statement of operations. As of June 25, 1998, the Company acquired MicroTel and as of that date this Agreement is no longer in effect.

     Also, during the fiscal year ended June 30, 2000, $2,600,000 was advanced to Microphase in the form of a note, which was repaid by Microphase during the year. mPhase recorded $39,000 of interest income on this note for the year ended June 30, 2000. The Company is obligated to pay a 3% royalty to Microphase on revenues from its legacy Traverser™ Digital Video and Data Delivery System and its DSL component products. During the years ended June 30, 2001, 2002 and 2003 mPhase recorded royalties to Microphase totaling $297,793, $78,762 and $47,304, respectively.

     Pursuant to a debt conversion agreement between the Company and Microphase, for the year ended June 30, 2001, Microphase received 1,278,000 shares of mPhase common stock and for the year ended June 30, 2002, in consideration for a direct investment of $100,000 and pursuant to debt conversion agreements canceling $740,000 of liabilities of the Company , Microphase received 2,900,000 shares of mPhase common stock and 2,200,000 warrants to purchase mPhase common stock, as discussed in Note 10. For the fiscal year ended June 30, 2003 Microphase received 4,033,333 shares of common stock , such shares included 3,033,333 shares that the value of which was based upon the price of the Company’s common stock on the effective date of settlement, plus 1,000,000 shares and 1,000,000 five year warrants to purchase shares of common stock of mPhase at $.30 per share whereby such conversions were upon the same terms of a concurrent private placement of common stock by the Company. No gain or loss was recognized in connection with conversions by Microphase for fiscal 2003 in exchange for the cancellation of accounts payable totaling $920,000. As of June 30, 2002 and 2003, the Company had $0 and $61,789 current accounts payable to Microphase, which are included in amounts due to related partiesas current liabilities in the accompanying consolidated balance sheet. As of June 30, 2002, the Company had $92,405 included in other liabilities- related parties and as of June 30, 2003 $360,000 in notes payable – related parties as long term liabilities in the accompanying consolidated balance sheet. Additionally, at June 30, 2003, approximately $142,000 of undelivered purchase orders remain outstanding with Microphase.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

11. RELATED PARTY TRANSACTIONS – (continued)

     During the year ended June 30, 2000, mPhase advanced money to Janifast Limited, which is owned by U.S. Janifast Holdings, Ltd, a related party of which three directors of mPhase are significant shareholders, in connection with the manufacturing of POTS Splitter shelves and DSL component products. As of June 30, 2000 the amount advanced to Janifast was approximately $1,106,000, which is included in production advances-related parties on the accompanying balance sheet. There were no such advances during the years ended June 30, 2002 and 2003. Pursuant to debt conversion agreements between the Company and Janifast, for the year ended June 30, 2001 Janifast received 1,200,000 shares of mPhase common stock canceling liabilities of $600,000, and for the year ended June 30, 2002 Janifast received 3,450,000 shares of mPhase common stock and 1,200,000 warrants to purchase mPhase common stock for the cancellation of $720,000 of liabilities, as discussed in Note 10. During the year ended June 30,2003 Janifast was issued 1,500,000 shares of mPhase common stock in connection with the cancellation of $360,000 of outstanding liabilities of mPhase, the value of which was based upon the price of the Company’s common stock on the effective date of settlement. No gain or loss was recognized in connection with conversions by Janifast for fiscal 2003. During the years ended June 30, 2001, 2002 and 2003 and the period from inception (October 2, 1996) to June 30, 2003 $8,932,378, $1,759,308, 178,959 and $10,691,686, respectively, of invoices for products and services have been charged to inventory or expense and is included in operating expenses in the accompanying statements of operations. As of June 30, 2002, the Company had $260,159 included in other liabilities – related parties as long term liabilities in the accompanying consolidated balance sheet and as of June 30, 2003 no amounts remain payable to Janifast. Additionally, at June 30, 2003, approximately $1,435,000 of undelivered purchase orders remain outstanding with Janifast.

     For consulting services rendered in connection with the joint venture (Note 8), the Company agreed to pay two officers of the Company and a related party $412,400, which was included on the June 30, 2000 consolidated balance sheet of the Company. This amount was paid by the Company during the year ended June 30, 2001.

     In July 2000, mPhase added a member to the Board of Directors who is employed by an investment-banking firm that has assisted and is expected to continue to assist the Company in raising capital through private financing. During the year ended June 30, 2001, the company issued 140,350 shares of common stock for investment banking services rendered during the period and recorded an additional $69,000 of fees which is included in accrued expenses at June 30, 2001. The Company has installed its prototype product and commenced beta testing at Hart Telephone. In addition, the Company has entered into a supply agreement with Hart Telephone upon the completion of beta testing and the commencement of production of the Traverser™. As consideration for the execution of the agreement with Hart Telephone, in May 2000, mPhase issued Hart Telephone 125,000 options each to purchase one share of common stock at an exercise price of $1.00 (valued at $1,010,375), which is included in research and development expenses in the accompanying statement of operations as of June 30, 2000. A member of mPhase’s Board of Directors is employed by Lintel, Inc, the parent corporation of Hart Telephone. Prior to becoming a director, this individual received 25,000 options during the fiscal year ended June 30, 1999, of which 5,000 options were exercised during the fiscal year ended June 30, 2000; 23,000 options during the fiscal year ended June 30, 2001 and 15,000 options as a consultant for beta testing service during fiscal year ended June 30, 2002. In addition, during the years ended June 30, 2002 and 2003 he received 62,500 options and 35,000 warrants, respectively, for services as a director.

     Effective June 30, 2001, the Company converted $2,420,039 of liabilities due to directors and related parties into 4,840,077 shares of the Company’s common stock pursuant to debt conversion agreements.

     Effective March 31, 2002, the Company converted $420,872 of liabilities due to Piper Rudnick LLP, outside legal counsel to mPhase into a warrant to purchase up to a total of 1,683,490 shares of the Company’s common stock which pursuant to EITF 96-18, has an approximate value of $.30 per share; and a warrant to purchase 550,000 shares of the Company’s common stock at an exercise price of $.30 per share pursuant to the terms of payment agreement. In addition, Piper agreed to accept a Promissory note for $420,872 of current payables at an interest rate of 8% with payments of $5,000 per month commencing June 1, 2002 and continuing through December 1, 2003, with a final payment of principal plus accrued interest due at maturity on December 31, 2003. As of August 11, 2003 the Company has an arrearage of $ 35,000 with respect to the payments on the promissory note.

     During the year ended June, 30 2003, the Company converted $513,756 of liabilities due to the Company’s president, vice president and a sales manager who is also concurrently employed by Microphase, for unpaid management compensation and sales commissions due from mPhase into warrants to purchase up to a total of shares of the Company’s common stock which, pursuant to EITF 96-18, have an approximate value of $.21 per share. The Company recorded a settlement expense of approximately $12,206, which is included as a reduction to gain on settlements in the statements of operations for the year ended June 30, 2003.

      In March of 2003, Messrs, Durando, Dotoli and Smiley participated in a private placement of the company investing $20,000, $20,000 and $75,000 respectively, receiving common stock of mPhase at $.30 per share plus 5 year warrants of mPhase to purchase a like amount of common stock at $.30 per share. In March of 2003, Messrs Durando and Smiley lent to mPhase $30,000 and $100,000 respectively at 12% interest pursuant to two promissory notes originally due in September of 2003. In June 2003, Mr. Durando was repaid and Mr. Smiley agreed to extend his note until July, 2004. Also in June, 2003, Microphase agreed to convert $360,000 of accounts payable to a note payable, interest at 12%, due in July, 2004. The notes have provisions for prepayment by the Company and at the option of the holder, provide for the conversion of unpaid principal and interest into units valued at $.30 each, each unit consisting of one share of the Company’s common stock and a one warrant to purchase the Company’s common stock at $.30 per share for a period of 5 years.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

12. INCOME TAXES

     No provision has been made for corporate income taxes due to cumulative losses incurred. At June 30, 2003, mPhase has operating loss carryforwards of approximately $61.7 million and $61.2 million to offset future federal and state income taxes respectively, which expire at various times from 2016 through 2023. Certain changes in stock ownership can result in a limitation in the amount of net operating loss and tax credit carryovers that can be utilized each year.

     At June 30, 2003 the Company has net deferred income tax assets of approximately $23.6 million comprised principally of the future tax benefit of net operating loss carryforwards, which represents an increase of $1.7 million for the fiscal year ended June 30, 2003. A full valuation reserve has been recorded against such assets due to the uncertainty as to their future realizability.

13. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     mPhase has entered into various agreements with Georgia Tech Research (“GTRC”) and its affiliate, Georgia Tech Applied Research Corporation, (“GTARC”), pursuant to which the Company receives technical assistance in developing the commercialization of its Digital Video and Data Delivery System. The amount incurred by the Company for GTRC technical assistance with respect to its research and development activities during the years ended June 30, 2001, 2002, and 2003 totaled $3,814,300, $450,000, and $100,000 respectively, and $13,524,300 from the period from inception through June 30, 2003. During the year ended June 30, 2003, the Company and GTRC and its affiliate, GTARC, on October 14, 2002, entered into a Memorandum of Intention to exchange warrants and promissory notes for all amounts outstanding and to exchange mutual Releases. Such agreement is subject to final documentation approved by the board of directors of both companies.

     If and when sales commence utilizing its legacy DVDDS digital broadcast television platform, mPhase will be obligated to pay to GTRC a royalty up to 5% of product sales, as defined.

     As of June 30, 2002, mPhase became obligated to pay Lucent Technologies, Inc. $100,000 per month through and including the first of each month from July 1, 2003 through and including November 1, 2003 for the development of its cost-reduced set-top box and TV+ digital broadcast television platform. Additionally, the Company engages Lucent on a project-by-project basis for research and development of technical product related enhancements. The amount incurred by the Company with Lucent for assistance with respect to its research and development activities during the years ended June 30, 2002, and 2003 totaled $156,250 and $1,112,500, respectively, and $1,268,500 from the period from inception through June 30, 2003.

     From time to time, mPhase may be involved in various legal proceedings and other matters arising in the normal course of business. The Company currently has no material outstanding legal proceedings, nor does it anticipate any actions which would result in liabilities in excess of amounts recorded in these financial statements.

ITEM 14. CONTROLS AND PROCEDURES

     The Company’s chief executive officer and chief financial officer have evaluated the controls and procedures within 90 days of the filing date of this annual report and concluded the Company’s disclosure controls and procedures were effective. There have been no significant change in the Company's internal controls subsequent to the date of the evaluation by such officers.

Back to Contents

SCHEDULE II

ITEM 14B. VALUATION AND QUALIFYING ACCOUNTS

mPHASE TECHNOLOGIES, INC.
VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 30, 2003, 2002 and 2001
(In Thousands)

	Additions

	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of year
Description
Year ended June 30, 2003

Allowance for doubtful accounts (deducted from accounts
receivable)	$3			(3)	$0

Allowance for obsolescence (deducted from inventory, at cost)	$1,243	302		(1,059)	$486

Year ended June 30, 2002

Allowance for doubtful accounts (deducted from accounts receivable)	$29	3		(29)	$3

Allowance for obsolescence (deducted from inventory, at cost)	$315			0	$1,243

Year ended June 30, 2001

Allowance for doubtful accounts (deducted from accounts receivable)	$0	29		0	$29

Allowance for obsolescence (deducted from inventory, at cost)	$0	315		0	$315

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

mPHASE TECHNOLOGIES, INC.

Dated: September 10, 2003	By:	/s/ RONALD A. DURANDO
Ronald A. Durando
President, CEO

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Necdet F. Ergul, Chairman of the Board	September 10, 2003

Ronald A. Durando, Chief Executive Officer, Director	September 10, 2003

Gustave T. Dotoli, Chief Operating Officer, Director	September 10, 2003

Martin S. Smiley, Chief Financial Officer	September 10, 2003

Anthony Guerino, Director	September 10, 2003

Abraham Biderman, Director	September 10, 2003

Michael McInerney, Director	September 10, 2003