Form 10-Q
period 2003-09-30
MPHASE TECHNOLOGIES INC
filed 2003-11-14
CIK 825322

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF NOVEMBER 9, 2003 IS 72,086,186 SHARES, ALL OF ONE CLASS OF $.01 STATED VALUE COMMON STOCK.

                            mPHASE TECHNOLOGIES, INC.
                                      INDEX

                                                                                      PAGE
PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                  Consolidated Balance Sheets-June 30, 2003 and
                     September 30, 2003, (Unaudited)                                   3

                  Unaudited Consolidated Statements of Operations-Three months ended September 30, 2002 and 2003 and from October 2, 1996
                    (Date of Inception) to September 30, 2003                          4

                  Unaudited Consolidated Statement of Changes in Shareholders'
                    Deficit Three months ended September 30, 2003                      5

                  Unaudited Consolidated Statements of Cash Flows-Three Months
                    ended September 30, 2002 and 2003 and from October 2, 1996
                    (Date of Inception) to June 30, 2003                               6

                  Notes to Unaudited Consolidated Financial Statements                 7

ITEM 2   Management's Discussion and Analysis of Financial Condition and
                    Condition and Results of Operations                               15

ITEM 3   Quantitative and Qualitative Disclosures about market risk                   25

ITEM 4   CONTROLS AND PROCEDURES                                                      25

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                            26

Item 2.  Changes in Securities                                                        26

Item 3.  Defaults Upon Senior Securities                                              26

Item 4.  Submission of Matters to a Vote of Security Holders                          26

Item 5.  Other Information                                                            26

Item 6.  Exhibits on Reports on Form 8-K                                              27

Signature Page                                                                        28

Certifications                                                                        29

                            mPHASE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                                                                  June 30,        September 30,
                                                                                   2003               2003
                                                                                   ----               ----
                                                                                                  (Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                    $     396,860       $      146,538
Accounts receivable, net of bad debt reserve
  of $0 for each period                                                            287,135              729,455
Stock subscription receivable                                                      110,000                    -
Inventories, net                                                                 2,103,328            1,088,875
Prepaid expenses and other current assets                                          100,329              100,592
                                                                             -------------        -------------


     Total Current Assets                                                        2,997,652            2,065,460
                                                                             -------------        -------------

Property and equipment, net                                                        581,890              410,099
Patents and licensing rights, net                                                  184,857              151,606
Other Assets                                                                        17,250               17,250
                                                                             -------------        -------------

      TOTAL ASSETS                                                           $   3,781,649        $   2,644,415
                                                                             =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                               2,352,961            2,379,566
  Accrued expenses                                                                 885,735              449,561
  Due to related parties                                                           187,372               60,974
  Notes payable, current                                                           762,735              872,804
  Deferred revenue                                                                 214,180              267,180
  Notes payable, related parties                                                         -              460,000
                                                                             -------------        -------------

      TOTAL CURRENT LIABILITIES                                                  4,402,983            4,490,085
                                                                             -------------        -------------

Long-term debt, net of current portion                                             586,303              474,235
Other Liabilities                                                                1,561,249            1,561,249
Other Liabilities, related parties                                                 460,000                    -
                                                                             -------------        -------------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT

Common stock, stated value $.01, 150,000,000
  shares authorized; 71,453,521 and
  71,961,525 shares issued and outstanding at
  June 30, 2003 and September 30, 2003, respectively                               714,535              719,615
Additional paid in capital                                                     104,081,049          104,288,212
Deficit accumulated during development stage                                  (108,016,497)        (108,881,008)
Less-Treasury stock, 13,750 shares at cost                                          (7,973)              (7,973)
                                                                             -------------        -------------
      TOTAL STOCKHOLDERS' DEFICIT                                               (3,228,886)          (3,881,154)
                                                                             -------------        -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $   3,781,649        $   2,644,415
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

                                                                                                  October 2, 1996
                                                                   Three Months Ended                 (Date of
                                                                      September 30,                 Inception) to
                                                                                                    September 30,
                                                               2002                  2003               2003
                                                           ------------          -----------       -------------

REVENUES                                                   $    210,077          $ 2,489,201       $  17,456,896
                                                           ------------          -----------       -------------

COSTS AND EXPENSES
 Cost of Sales                                                  197,319            2,098,744          11,943,696
 Research and development
   including non-cash stock related
   charges of $43,750, $0
   and $2,045,669, respectively)                                803,294              446,981          34,794,060
 General and Administrative
  (including non-cash stock
  related charges of $203,780
  $112,245 and $21,078,859
  respectively)                                                 870,262              604,892          50,388,293
 Depreciation and amortization                                  130,729              210,543           2,977,572
 Non-cash charges for stock based
  compensation                                                   22,520                    -          25,093,735
                                                           ------------          -----------       -------------

   TOTAL COSTS AND EXPENSES                                   2,024,124            3,361,160         125,197,356
                                                           ------------          -----------       -------------

LOSS FROM OPERATIONS                                         (1,814,047)            (871,959)       (107,740,460)

OTHER INCOME
  Gain on extinguishments                                        40,725               23,087             226,549
  Minority interest loss in
   consolidated subsidiary                                            -                    -              20,000
  Capital losses                                                      -                    -             (11,258)
  Loss from unconsolidated
   subsidiary                                                         -                    -          (1,466,467)
  Interest Income (expense), net                                (18,735)             (15,639)             90,628
                                                           ------------          -----------       -------------

    TOTAL OTHER INCOME (EXPENSE)                                 21,990                7,448          (1,140,548)
                                                           ------------          -----------       -------------

NET LOSS                                                   $ (1,792,057)         $  (864,511)      $(108,881,008)
                                                           ============          ===========       =============

Unrealized holding loss on securities                            (9,368)                   -                   -
                                                           ------------          -----------       -------------

Comprehensive Loss                                         $ (1,801,425)           $(864,511)      $(108,881,088)
                                                           ============          ===========       =============

LOSS PER COMMON SHARE,
  basic and diluted                                        $       (.03)         $      (.01)
                                                           ============          ===========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, basic and diluted                               60,881,131           71,725,318
                                                           ============          ===========

The accompanying notes are an integral part of these consolidated financial statements.

                            mPHASE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Changes in
                        Shareholders' Deficit (unaudited)

                                                                                                                Total
                                                                          Additional                         Shareholders
                                              $.01 Stated   Treasury       Paid-in        Accumulated         (Deficit)
                                   Shares        Value       Stock         Capital         Deficit             Equity
                                ---------------------------------------------------------------------------------------

Balance June 30, 2003           71,453,521      $714,535    $(7,973)     $104,081,049    $(108,016,497)     $(3,228,886)
                                ----------      --------    -------      ------------    -------------      -----------

Issuance of common stock with
warrants in private placement       333,337        3,333         --            96,667               --          100,000

Issuance of Common stock
for services                        174,667        1,747         --            50,653               --           52,400
Issuance of warrants
to purchase Common
stock for services                      --           --          --            59,843               --           59,843

Net Loss                                --           --          --                --         (864,511)        (864,511)
                                ----------      --------    -------      ------------    -------------      -----------

Balance, September, 2003        71,961,525      $719,615    $(7,973)     $104,288,212    $(108,881,008)     $(3,881,154)
                                ==========      ========    =======      ============    =============      ===========

                            mPHASE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                               October 2,
                                                                                                  1996
                                                              Three Months Ended                (Date of
                                                                  September 30,               Inception) to
                                                                                              September 30,
                                                          2002                 2003                2003
                                                       -----------         -----------        -------------

Cash Flow From Operating Activities:
Net Loss                                            $  (1,792,057)       $    (864,511)       $(108,881,008)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                           380,563              210,543            5,804,683
  Book Value of fixed assets disposed                        --                   --                 74,272
  Provision for doubtful accounts                            --                   --                 32,124
  Gain on debt extinguishments                           (40,725)              (23,087)            (226,549)
Loss on unconsolidated subsidiary                            --                   --              1,466,467
  Impairment of note receivable                              --                   --                232,750
  Loss on Security                                                                                   11,258
  Non-cash charges relating to issuance of                270,050              112,245           48,256,342
   common stock, common stock options and
  Warrants
Changes in assets and liabilities:
  Accounts receivable                                     154,944             (442,320)            (761,569)
  Inventories                                             160,690            1,014,452             (878,636)
  Prepaid expenses and other current assets                24,662                 (263)            (596,884)
  Other non-current assets                                  1,623                 --                   --
  Accounts payable                                         44,567               49,692            4,207,087
  Accrued expenses                                         (1,248)            (400,014)           1,412,729
  Due to/from related parties
  Microphase                                              127,500              (57,778)           2,238,171
  Janifast                                                237,438               21,963            2,301,963
  Officers                                                   --                (90,583)             468,756
  Lintel                                                     --                   --                477,000
  Others                                                     --                   --                211,972
  Receivables from Subsidiary                                --                   --               (150,000)
  Deferred revenue                                           --                 53,000              267,180
                                                      -----------          -----------          -----------
Net cash used in operating Activities                    (431,993)            (416,662)         (44,031,903)
                                                      -----------          -----------          -----------

Cash Flow from Investing Activities:
  Payments related to patents and licensing rights           --                  --                (375,720)
  Purchase of fixed assets                                   --                 (5,500)          (2,542,605)
                                                      -----------          -----------          -----------
Net Cash (used)/provided by investing
  activities                                                 --                 (5,500)          (2,918,325)
                                                      -----------          -----------          -----------
Cash Flow from Financing Activities:
  Proceeds from issuance of common stock and
    exercises of options and warrants                        --                173,840           46,681,758
  Payments of notes payable                               (29,697)              (2,000)            (204,859)
  Advances from related party                             418,750                --                 627,840
  Repurchase of treasury stock at cost                       --                  --                  (7,973)
                                                      -----------          -----------          -----------
Net cash provided by financing activities                 389,053              171,840           47,096,766
                                                      -----------          -----------          -----------
Net increase (decrease) in cash                           (42,940)            (250,322)             146,538
CASH AND CASH EQUIVALENTS, beginning of period             47,065              396,860                 --
                                                      -----------          -----------          -----------
CASH AND CASH EQUIVALENTS, end of period              $     4,125          $   146,538          $   146,538
                                                      ===========          ===========          ===========

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

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES NATURE OF OPERATIONS

         mPhase Technologies, Inc. (the "Company") was organized on October 2, 1996. On February 17, 1997, the Company acquired Tecma Laboratories, Inc. ("Tecma") in a transaction accounted for as a reverse merger. On June 25, 1998, the Company acquired Microphase Telecommunications, Inc. ("MicroTel"), through the issuance of 2,500,000 shares of its common stock in exchange for all the issued and outstanding shares of MicroTel. The assets acquired in this acquisition were patents related to the mPhase line of DSL component products (e.g., POTS Splitters) and patent applications utilized in the Company's proprietary Traverser(TM) Digital Video Data Delivery System ("Traverser"). The primary business of the company is to design, develop, manufacture and market high band-width telecommunication products incorporating digital subscriber line ("DSL") technology. The present activities of the Company are focused (a) upon cost reduction and enhancement of its proprietary Traverser(TM) product under an Agreement with Lucent Technologies, Inc. and (b) deployment of the Traverser(TM) product. The Traverser(TM) enables telecommunications service providers to simultaneously deliver MPEG2 digital quality television (utilizing non-internet protocol), high-speed Internet and voice over copper telephone wire utilizing DSL technology. Additionally, the Company sells DSL component products which includes microfilters, splitters, and line extenders.

         The Company is in the development stage, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." and its present activities are focused on the commercial deployment of its proprietary Traverser
         (TM) and associated DSL component products. Since mPhase is in the development stage, the accompanying consolidated financial statements should not be regarded as typical for normal operating periods.

         BASIS OF PRESENTATION-The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ending September 30, 2003 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

         Through September 30, 2003, the Company had incurred cumulative (a) development stage losses totaling approximately $108,881,008 and (b) negative cash flow from operations equal to $44,031,903. At September 30, 2003, the Company had approximately $146,538 of cash, cash equivalents and approximately $729,455 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate inconsistencies between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescission of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on our financial statements.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with the provisions of SFAS No. 146. The adoption of SFAS No. 146 did not have a significant impact on our consolidated financial position or results of operations.

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based Compensation." Additionally, SFAS 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The Company has adopted the disclosure provisions in our consolidated financial statements as disclosed above under Stock Based Compensation.

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company during the first quarter ending January 31, 2003. The adoption of FIN 45 did not have a significant impact on our consolidated financial position or results of operations.

         In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on our consolidated financial position or results of operations.

STATEMENT OF CASH FLOW SUPPLEMENTAL INFORMATION

                          2002        2003
                        -------      ------
      Interest Paid     $ 2,803      $3,000
                        =======      ======

      Taxes Paid        $     -      $  250
                        =======      ======
                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2. RELATED PARTY TRANSACTIONS

         mPhase's President, Chief Operating Officer and Chairman of the Board of the Company are also officers of Microphase and mPhase's president and chairman of the board are shareholders of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month.

         Microphase also charges fees for specific projects on a project-by-project basis. During the three months ended September 30, 2002 and 2003 and from inception (October 2, 1996) to September 30, 2003, $253,980, $72,948, and $7,297,474, respectively, have been charged to expense or inventory under these Agreements and is included in operating expenses in the accompanying consolidated statements of operations.

         The Company is obligated to pay a 3% royalty to Microphase on revenues from its proprietary Traverser(TM) Digital Video and Data Delivery System and DSL component products. For the three months ended September 30, 2002 and 2003, mPhase recorded royalties to Microphase totaling $6,302 and $63,507, respectively. During the fiscal, year ended June 30, 2003 Microphase received 4,033,333 shares of common stock plus 1,000,000 five year warrants to purchase shares of common stock of mPhase at $.30 per share in exchange for the cancellation of accounts payable totaling $920,000.

         As a result of the foregoing transactions as of September 30, 2003, the Company had $4,011 payable to Microphase, which is included in amounts due to related parties in the accompanying consolidated balance sheet. Additionally, at September 30, 2003, there are no undelivered purchase orders remain outstanding to Microphase.

         The Company purchases products and incurs certain research and development expenses with Janifast Ltd., which is owned by U.S. Janifast Holdings, Ltd., a company in which three directors of mPhase are significant shareholders and one is an officer, in connection with the manufacturing of POTS Splitter shelves and component products including cards and filters sold by the Company. During the year ended June 30, 2003 Janifast Ltd. was issued 1,500,000 shares of mPhase common stock in connection with the cancellation of $360,000 of outstanding liabilities of mPhase, the value of which was based upon the price of the Company's stock on the effective date of the settlement. No gain or loss was recognized in connection with conversions by Janifast Ltd. for the fiscal year ended June 30, 2003.

         During the three months ended September 30, 2002 and 2003 and the period from inception (October 2, 1996) to September 30, 2003, $0, $1,185,995 and $11,877,681, respectively have been charged by Janifast to inventory or expense and is included in operating expenses in the accompanying statements of operations.

         As a result of the foregoing transactions as of September 30, 2003, the Company had $21,963 payable to Janifast, which is included in amounts due to related parties in the accompanying balance sheet. Additionally, at September, 2003, approximately $723,700 of undelivered purchase orders remain outstanding to Janifast Ltd.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         As consideration for a letter of settlement with a former consultant of mPhase, the Company had loaned the former consultant $250,000 in the form of a Note ("Note"), secured by 75,000 shares of the former consultants common stock of mPhase. The Note was due April 7, 2001. Accordingly, during the year ended June 30, 2002 and 2003, the Company charged $20,250 and $0, respectively, to administrative expense as a result of impairment of the Note. At September, 2003, the Company has included the residual balance of $17,250, representing the estimated fair value of the underlying stock, in long-term assets in the accompanying consolidated balance sheet.

         Effective March 30, 2002, the Company converted liabilities due to Piper Rudnick LLP, outside legal counsel to mPhase into: a warrant to purchase up to a total of 1,683,490 shares of the Company's common stock; a second warrant to purchase 550,000 shares of the Company's common stock; and Piper agreed to accept a Promissory note for $420,872 of their remaining payable at an interest rate of 8% with scheduled payments of $5,000 per month commencing June 1, 2002 and continuing through December 1, 2003, with a final payment of principal plus accrued interest due at maturity on December 31, 2003. The Company is currently in arrears with respect to $45,000 of payments due under the Promissory note.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.       INVENTORIES

         Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists mainly of the Company's POTS Splitter shelves and cards. At September 30, 2003 inventory is comprised of the following:


         Raw materials                                   $   133,947
         Work in progress                                    738,558
         Finished goods                                      681,728
                                                          ----------
         Total                                             1,554,237
         Less: Reserve for Obsolescence                     (465,358)
                                                          ----------
         Net Inventory                                    $1,088,875
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

         Utilization of net operating losses generated through September 30, 2003 may be limited due to changes in ownership that have occurred.

5. ACCRUED EXPENSES

         Accrued expenses representing accrued general and administrative expenditures were $449,561 at Setember 30, 2003. At September, 2003 accrued expenses consisting of administrative expenses were $249,561 and accrued expenses for research and development expenses incurred with Lucent Technologies, Inc. were $200,000, totaling $449,561.

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

         During the three months ended September, 2002 and ended September 30, 2003, mPhaseTelevision.Net, Inc., was charged $0 and $0, respectively for fees and costs by its joint venture partner and its affiliates.

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

7. EQUITY TRANSACTIONS

         During the three months ending September 2003, the Company granted 174,667 shares of its common stock and warrants to purchase 249,667 shares of its common stock to consultants for services performed value at $112,243. In August of 2003, the Company issued 333,334 shares of its commons stock together with a like amount of warrants in a private placement generating net proceeds of $100,000 which was collected during the three month period ended on September 30, 2003.

8. DEBT CONVERSION AND EXTENSION

         During the three months ending September 30, 2003, a note payable in the amount of $360,000 to Microphase Corporation was executed in exchange for the cancelation of a like amount of accounts payable to Microphase on September 25, 2003 which matures on July 25, 2004. Additionally, a note payable to Martin Smiley, CFO and General Counsel of mPhase, in the amount of $100,000 was extended from September 25, 2003 to July 24, 2004. Both liabilities carry an interest rate of 12% payable quarterly in arrears. Each note is convertible into Common Stock of mPhase at the rate of $.30 cents per share through Jul 25, 2004. Upon conversion, each note holder will be granted warrants to purchase an equivalent amount of mPhase Common stock at $.30 cents per share for a period of five years from the date of conversion.

9. COMMITMENTS AND CONTINGENCIES

         The Company has entered into various agreements with Georgia Tech Research Corporation ("GTRC"), pursuant to which the Company receives technical assistance in developing the commercialization of its Digital Video and Data Delivery System (DVDDS). The amounts incurred by the Company for GTRC technical assistance with respect to its research and development activities and included in the accompanying consolidated statement of operations for the three months ending September 30, 2002 and 2003 and for the period from inception through September 30, 2003 totaled approximately $100,000, $0 and $13,524,300, respectively.

         If and when sales commence utilizing this particular technology, the Company will be obligated to pay to GTRC a royalty of up to 5% of sales of the Traverser(TM) DVDDS.

                            mPHASE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10. DEFERRED REVENUE

         Deferred revenue as of September 30, 2003 consists of customer's billings in excess of costs totaling $209,180 on the POTS product line whereby completion of customer acceptance will be attained when original splitters are upgraded to the next generation splitters and deposits of $58,000 from Beta customers on the Traverser(TM) product line orders to be delivered when it reaches commercial production.

ITEM 2.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITIONS AND RESULTS OF
         OPERATIONS

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

RESULTS OF OPERATIONS

OVERVIEW

         mPhase, a New Jersey corporation, founded in 1996 is a publicly-held company with over 12,000 shareholders and approximately 72 million shares of common stock outstanding. The Company's common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. We are headquartered in Norwalk, Connecticut with offices in Little Falls, NJ and Atlanta, GA. mPhase shares common office space with Microphase Corporation, a privately held company. Microphase is a leader in the field of RF and filtering technologies within the defense and telecommunications industry. It has been in operation for almost 50 years and supports mPhase with both engineering, administrative and financial resources as needed.

         mPhase develops, markets and sells a line of innovative DSL ("digital subscriber line")-based broadband telecommunications equipment. Our flagship product line includes two systems enabling the delivery of television over DSL by telephone service providers. Both of these products facilitate telephone companies becoming full service communications providers by enabling the simultaneous delivery of digital broadcast television, high speed data and voice services over the existing telephone line infrastructure. mPhase has developed its flagship line of products with a specific target in mind-telephone companies in parts of the world where access to multichannel television is limited. To that end, mPhase's primary goal is to develop cost-effective TV over DSL solutions that support proven, revenue-generating services (i.e., broadcast television) rather than developing robust, feature-intensive and expensive platforms intended to compete with cable companies such as those that exist in the US.

          mPhase introduced its first TV over DSL product, the Traverser(TM) Digital Video and Data Delivery System in 1999. The Traverser(TM) DVDDS, is a patented end-to-end system based upon proprietary technology developed in conjunction with Georgia Tech Research Corporation. Because it is an end-to-end video-over-ADSL system, the Traverser(TM) does not interoperate with other manufacturer's DSL CO equipment or CPE modems. This system is the only non-Internet Protocol system on the market today. The company continues to market this product, and believes it to be ideal for customers specifically interested in supporting television services with a minimal need to support high-speed data customers.

         The Traverser(TM) is installed at Hart Telephone Company in Hartwell, Georgia, where a 100-user system is currently operational. Hart Telephone competed the construction of its digital head end toward the end of 2001, marking the Traverser's(TM) transition to commercial deployment. A Traverser(TM) system is also installed at the BMW manufacturing plant in Spartanburg, South Carolina for use as a telebroadcast system in a commercial setting.

         The mPhase TV+ platform, recently developed in conjunction with the Bell Labs division of Lucent Technologies, Inc. (Lucent), is a new product also designed to allow for the simultaneous delivery of voice, high speed data, and broadcast TV over copper telephone lines between a telephone service provider's CO and the customer premises. The TV+ formerly named `Simple TV', is a modular solution for the delivery of several hundred broadcast television channels over ADSL that utilizes an industry-leading, standards-based Lucent Stinger(TM) DSL Access Concentrator for transport of digital television plus high speed internet and voice. The mPhase TV+ platform consists of a cost-reduced Traverser INI(TM) set top box located in a customer's premises plus the Lucent Stinger located at the telephone company's CO. A newly developed mPhase Broadcast Television Switch ("BTS") interfaces with the Stinger and a video headend built by a telephone service provider to downlink broadcast television programming from satellites. The BTS formats the video data prior to distribution to a customer by the Stinger and supports administrative tasks associated with subscriber management. Using the Lucent Stinger (digital subscriber line access mutiplexer commonly known as a DSLAM) for transport in the TV+ platform results in a highly scalable architecture for the delivery of video. This scalability is accomplished by internally multicasting each television channel for delivery from the CO to a larger number of end users than would be otherwise possible over ADSL. We believe that the TV+ platform is the most cost-effective, standards-based solution for delivery of broadcast television using ADSL. The Stinger is one of a few DSLAM's currently on the market with robust internal multicasting capabilities. For mPhase, the alliance with Lucent marks a change in strategy from selling a complete proprietary platform to providing an industry-standard modular solution.

         Both the TV+ platform and the legacy DVDDS products are aimed for use in markets primarily outside of the United States that do not have a hybrid fiber coaxial cable ("HFC") infrastructure necessary for cable TV or fiber to the curb necessary for very fast DSL (VDSL). We believe there is a significant cost advantage when our mPhase TV+ solution is compared against other platforms utilizing existing telephone lines containing the same features. The mPhase TV+ platform does not contain the features such as the delivery of two or more TV channels to a single set top box over copper telephone lines or video on demand and interactive TV features. As ADSL technology migrates forward to ADSL2 or ADSL2+, mPhase will include additional features to its TV+ platform in a modular scaleable cost-effective manner depending upon actual market demand for such features in markets that mPhase is targeting.

         We believe the legacy DVDDS developed by GTRC, when combined with a version of the cost-reduced Traverser INI(TM) set top box redesigned by Lucent, continues to be a cost effective TV platform. The DVDDS can be sold in international markets where primary demand is for multi-channel digital broadcast television plus voice only and where there is little demand for high speed internet. We believe the mPhase TV+ platform is the optimal solution for both a telecommunications service provider where the ultimate customer requires all three services, i.e. high-speed internet, voice and digital broadcast television over ADSL.

         For those television markets in the United States that are not served by HFC, we believe the availability of programming content is essential to facilitate potential sales of our TV platforms over ADSL. In March of 2000, we established mPhase Television net., Inc. (mPhase TV), a joint venture between mPhase and Alphastar International, Inc. mPhase TV can provide contracts, licensing agreements, marketing and legal support to service providers interested in deploying television over ADSL for U.S. markets. mPhase TV has secured licenses to resell programming for approximately 80 channels of U.S. broadcast television. mPhase TV enables telecommunications service providers in the U.S. to provide customers a full complement of television programming. This enables a U.S. telecommunications service provider to avoid the necessity of securing such contracting rights individually with many different providers of broadcast television content. It is important to note that the role of mPhase TV has changed since its inception. Originally, mPhase TV was to utilize a satellite uplink/downlink facility and serve as an aggregator of television content. This would eliminate the need for a telecommunications service provider, purchasing a TV delivery platform from mPhase, from having to build a full scale television reception facility (head-end) to downlink broadcast television channels from satellites orbiting the earth. However, recent advances in technology have significantly reduced the costs for a telephone company to build a full scale headend. Therefore, the role of mPhaseTV is now limited to providing the appropriate licenses and relationships as opposed to offering a content aggregation solution. As part of its cost reduction efforts, mPhase terminated its lease of Alphastar's earth station satellite uplink and downlink facility in Oxford, CT. mPhase owns approximately 57% of mPhase TV.

         To effectively market this joint solution, mPhase has been established as a Lucent Business Partner. As a business partner, mPhase is able to sell the complete SimpleTV platform, including reselling the Lucent Stinger(R). The agreement enables mPhase to sell the SimpleTV platform anywhere in the world where the customer is interested in supporting digital video services. Additionally, mPhase and Lucent are jointly marketing this product solution to existing Lucent customers, as well as to Lucent's extensive network of business partners around the world. Together the two companies are in the process of identifying strong opportunities and target markets. Once identified, collectively mPhase and Lucent will approach Lucent's established business partner in that region for further marketing to the appropriate end customer. This co-marketing relationship adds tremendous value to mPhase. By gaining access to Lucent's business partners, mPhase will have the opportunity to significantly increase exposure for its SimpleTV solution without having to increase the size of its direct sales force.

         mPhase DSL Component Products - mPhase also has designed and markets a line of DSL component products ranging from items such as Plain Old Telephone Service (POTS) splitters to innovative loop management products. From our inception in 1996 to date virtually all of mPhase's revenue has been derived from sales of our component DSL products such as POTS splitters and low pass filters. Our newest innovation in our suite of DSL component products is our iPOTS or Intelligent POTS splitter product. This product enables telephone service providers comprehensive remote and automated test access to all elements of a DSL network. The iPOTS1, and iPOTS3 allow a telephone service provider to bypass POTS splitters on a DSL network and avoid having to manually intervene and disrupt line usage so a test signal can pass through a DSL network. This product marks an advancement in automating DSL loop management. As DSL deployments increase, it is becoming more important for telecommunications service providers to streamline the process for rolling-out and troubleshooting DSL services. Additionally, as competition for high speed Internet expands, the market is witnessing a reduction in the price for such service. Therefore, it has become imperative that telecommunications service providers lower the operational costs involved with supporting DSL services. Currently our iPOTS1 is designed for use with the Lucent Stinger, whereas, the iPOTS3 is compatible with DSLAM's manufactured by other vendors. mPhase currently has a non-exclusive worldwide distribution agreement with Corning Cable Systems for the sale of the iPOTS products. Such arrangement potentially expands exposure for this product, as Corning is one of the largest vendors of central office DSL filtering equipment. The Company is also aggressively pursuing direct efforts with respect to sales of the iPOTS product.

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

         From mPhase's inception, the operating activities related primarily to research and development, establishing third-party manufacturing and distribution relationships and developing product brand recognition among telecommunications service providers. These activities included establishing trials and field tests of the Traverser(TM) product with Hart Telephone Company in Georgia, and establishing a core administrative and sales organization. In addition, we have recently entered an Agreement with Lucent Technologies, Inc. to cost-reduce and enhance features of mPhase's Digital Set Top Box that is part of its Traverser(TM) product.

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

         Research and development. Research and development expenses consist principally of payments made to GTRC, Microphase Corporation and Lucent Technologies, Inc. for development of the Traverser(TM) and the integration mPhase's Broadcast Television Switch with the Lucent Stinger(R) voice and data delivery system product. All research and development costs are expensed as incurred.

         General and administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for personnel engaged in direct marketing of the Traverser(TM), the POTS Splitter Shelves and other DSL component products, as well as support functions including executive, legal and accounting personnel. Certain administrative activities are outsourced on a monthly fee basis to Microphase Corporation. Finally, mPhase leases the principal office from Microphase Corporation.Non-cash compensation charge. The Company makes extensive use of stock options and warrants as a form of compensation to employees, directors and outside consultants. From inception (October 2, 1996) through September 30, 2003 the Company has incurred cumulative
(a) development stage losses and has an accumulated deficit of $108,881,008 and
(b) negative cash flow from operations of $44,031,903. The auditors report for the fiscal year ended June 30, 2003 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". Management estimates that the Company needs to raise approximately $2,000,000 during the next 12 months to continue its present level of operations. As of September 30, 2003, the Company had a negative net worth of $3,881,154 up from a negative net worth of $3,228,886 as a result of continuing net losses incurred after June 30, 2003.

         In fiscal 2001, the Company had anticipated that the sales of its component products would be able to supplement the underwriting of the completion of our flagship product, the Traverser(TM). In fiscal 2002 these sales declined with the overall decline of DSL deployments and spending in the telephone industry. For the first three months of fiscal year 2004, sales of POTS splitters were $2,489,201 which was greater than the total of sales of POTS Splitters for the entire fiscal year ending June 30, 2003. The Company believes its new IPOTS product will capture some of the existing DSL deployments, providing increases in revenue in the third quarter of fiscal 2004. Until such time such revenues are realized, the Company intends on maintaining its reduced cost structure to minimize its losses, which management believes will permit the Company to sustain its development process and ultimately achieve profitability.

The Company believes that significant deployments and resulting revenues from these deployments of its flagship products, the Traverser(TM) and the TV+ respectively, are not expected until the first half of fiscal year 2004. The Company further believes that an increase in capital expenditures in the telecommunications industry will also increase sales and improve the Company's margins as well as increase the probability that the Company will attain profitability.

THREE MONTHS ENDED SEPTEMBER 30, 2003 VS. SEPTEMBER 30, 2002

REVENUE

         Total revenues were $2,489,201 for the three months ended September 30, 2003 compared to $210,077 for the three months ended September 30, 2002. The increase was primarily attributable to an increased demand of the Company's POTS Splitter product line. The Company continues to believe that its line of POTS Splitter products is positioned to be competitively priced with high reliability and connectivity, and as such has the potential to be a significant part of DSL deployment worldwide. The Company cannot predict say if the upturn in sales of its POTS Splitter product will continue.


COST OF REVENUES

         Cost of sales were $2,098,744 for the three months ended September 30, 2003 as compared to $197,319 in the prior period, representing 84.3% of gross revenues for the quarter ended September 30, 2003 and 93.9% for the quarter ended September 30, 2002, respectively. Our margins have contracted dramatically over the past three years as spending among the telecommunications providers has contracted, coupled with downward pressures related to the supply and demand of telecommunications products. Margins for the quarter ended September 30, 2003, increased by 9.6% over the margins for the same period ended September 30, 2002. We are unable to determine whether such increase in margins will continue for the remainder of fiscal year 2004.

RESEARCH AND DEVELOPMENT

         Research and development expenses were $446,981 for the three months ended September 30, 2003 as compared to $803,294 during the comparable period in 2002 or a decrease of $356,313. This decrease is comprised primarily of a reduction in expenses to GTRC of $100,000 as compared to the quarter ended September 30, 2002, a decrease in expenses to Microphase in the amount of $119,000 as compared to the quarter ended September 30, 2002, a decrease of $43,750 in non cash option expenses as compared to the quarter ended September 30, 2002.

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

GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were $604,892 for the three months ending September 30, 2003 down from $870,262 or a decrease of $265,370 from the comparable period in 2002. The decrease in the selling, general and administrative costs is comprised primarily of a reduction in expenses of non-cash charges relating to the issuance of common stock and options to consultants, which totaled $112,245 for the three months ended September 30, 2003 as compared to $203,780 for the comparable period ended September 30, 2002 resulting in a savings of $91,535. The remaining decrease of $173,835 in selling, general and administrative costs were the aggregate of various administrative expenses, which the company has made a concerted effort to contain.

NET LOSS

         The Company recorded a net loss of $861,511 for the three months ended September 30, 2003 as compared to a loss of $1,792,057 for the three months ended September 30, 2002. This represents a loss per common share of $.01 for the three month period ended September 30, 2003 as compared to a loss per common share of $.03 for the three months ending September 30, 2002; based upon weighted average common shares outstanding of 55,606,168 and 71,725,318 during the periods ending September 30, 2003 and 2002, respectively.

         The Company believes the initial major deployments and the resultant revenues of its Flagship products, the Traverser(TM) and the TV+ respectively, are not expected until the third quarter of fiscal year 2004, which along with any upturn of spending in the telephone industry will also increase sales and improve the Company's margins and provide the Company with the opportunities to attain profitability.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

         All revenue included in the accompanying consolidated statements of operations for all periods presented relates to sales of mPhase's POTS Splitter Shelves and DSL component products.

         As required, mPhase has adopted the Securities and Exchange Commission ("SEC")Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidelines on applying generally accepted accounting principals to revenue recognition based upon the interpretations and practices of the SEC. The Company recognizes revenue for its POTS Splitter Shelf and Other DSL component products at the time of shipment, at which time, no other significant obligations of the Company exist, other than normal warranty support.

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

STOCK-BASED COMPENSATION

         The Company follows the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-based Compensation". SFAS No 123 encourages, but does not require companies to record compensation expense for stock-based employee compensation at fair value. As permitted, the Company has elected to continue to account for stock-based compensation to employees using the intrinsic value method presented in Accounting Principles Board ("APB") Opinion No.25 "Accounting for Stock Issued to Employees" and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair valued-based method, as defined, had been applied. Compensation expense is generally measured on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

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

         Mr. Durando, the President and CEO of mPhase, owns a controlling interest and is a director of Janifast Limited. Mr. Durando and Mr. Dotoli are officers of Microphase Corporation. Mr. Ergul, the chairman of the board of mPhase, owns a controlling interest and is a director of Microphase Corporation. Microphase, Janifast, Hart Telephone and Lintel Corporation are significant shareholders of mPhase. Microphase, Janifast and Hart Telephone have converted significant liabilities to equity in fiscal years June 30, 2001, 2002 and 2003. Management believes the amounts charged to the Company by Microphase, Janifast, mPhase Television.net and Hart Telephone are commensurate to amounts that would be incurred if outside parties were used. The Company believes Microphase, Janifast and Hart Telephone have the ability to fulfill their obligations to the Company without further support from the Company.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2003 mPhase had working capital deficit of $2,424,625 as compared to working capital deficit of $1,405,331 at June 30, 2003. Through September 30, 2003, the Company had incurred development stage losses totaling approximately $108,881,008. At September 30, 2003, the Company had approximately $146,538 of cash, cash equivalents and approximately $729,455 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) the successful wide scale development, deployment and marketing of its products.

         Historically, mPhase has funded its operations and capital expenditures primarily through private placements of common stock. Management expects that its ongoing financial needs will be provided by financing activities and believes that the sales of its line of POTS Splitter products and other related DSL component products will provide some offset to cashflow used in operations, although there can be no assurance as to the level and growth rate of such sales in future periods as seen with quarter to quarter fluctuations in component sales. At September 30, 2003, the Company had cash and cash equivalents of $146,538 compared to $396,860 at June 30, 2003, accounts receivable of $729,455 and inventory of $1,088,875. This compared to $287,135 of accounts receivable and $2,103,328 of inventory at June 30, 2003.

         Cash used in operating activities was $416,662 during the three months ending June 30, 2003. The cash used by operating activities principally consists of the net loss, the net decrease in inventory, the net decrease in accounts receivable offset by the increase in depreciation and amortization, and by non-cash charges for common stock options and warrants issued for services and increased accrued expenses.

         The Company has entered into various agreements with GTARC, pursuant to which the Company receives technical assistance in developing the Digital Video and Data Delivery System. The Company has incurred expenses in connection with technical assistance from GTARC totaling approximately $0, $100,000, for the three month periods ended September 30, 2003 and 2002, respectively, and $13,524,300 from the period from inception through September 30, 2003. The Company and GTRC entered into a Memorandum of Intent, on October 14, 2002 and revised on November 12, 2002, as revised in October of 2003 which would result in the settlement of all amounts outstanding and the exchange of mutual releases in consideration for one term Note totaling approximately $674,000 with varied payments through 2008 and warrants to purchase 5,069,000 shares of the Company's common stock through 2008.The Company and GTARC are continuing negotiation of final documentation based upon such Memorandum of Intent. mPhase is the sole, worldwide licensee of the technology developed by GTARC in conjunction with the Traverser(TM) product line. Upon completion of the commercial product, GTRC may receive a royalty of up to 5% of product sales.

         During the twelve months ending June 30, 2003, certain strategic vendors and related parties converted approximately $1.9 million of accounts payable and accrued expenses into 5,923,333 shares of the Company's common stock and 2,491,800 warrants to purchase additional shares of common stock of the Company.

         As of September 30,2003, mPhase is obligated to pay Lucent Technologies, Inc., the sum of $100,000 per month through November of 2003 for development of mPhase's new Broadcast Television Switch that will enable the Lucent Stinger(R) Digitial Subscriber Line Technology to deliver television as well as data and voice over copper telephone lines. In addition, mPhase has entered into a new Development Agreement with Lucent for further development of the TV+ product which will require a one time payment of $70,000 in October 2003 plus additional payments of $140,000 per month commencing on October, 2003 through May,2004 for a total sum of $1,190,000.

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

         From inception (October 2, 1996) through September 30, 2003 the Company had incurred development stage losses and has an accumulated deficit of approximately $108,881,008 million and a stockholder's deficit of $3,881,154. For the three months ended September 30, 2003, and from inception through September 30, 2003 respectively, the Company had negative cash flow from operations of $416,662 thousand and $44,031,903, respectively. The report of the Company's outside auditor's, Rosenberg, Rich, Baker, Berman and Company with respect to its latest audited 10k for the fiscal year ended June 30,2003 stated that "there is substantial doubt of the Company's ability to continue as a going concern". Management estimates that the Company will need to raise approximately $2,000,000 during the next 12 months to continue its present level of operations.

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

         We have evaluated our cash requirements for fiscal year 2004 based upon certain assumptions, including our ability to raise additional financing and increased sales of our POTS splitter. The Company anticipates that it will need to raise approximately $2,000,000 primarily in private placements of its common stock with accredited investors, during the next 12 months, or alternatively we will need to curtail certain expenses as incurred at the present levels including marketing and research and development expenses. Additional investment in technology design to further enhance the capabilities of the TV+ productwill be necessary over the next 12 months. In the long-term, the Company may also invest additional funds annually on research and development of the Traverser(TM) product line based upon sales levels, changes to technology and the overall success of the Company attaining sufficient financing until such time as it achieves profitable operations.

         Should these cash flows not be available to us, we believe we would have the ability to revise our operating plan and make certain further reductions in expenses, so that our resources which were available at June 30, 2003, plus financing to be secured during fiscal year 2004, and expected POTS splitter revenues, will be sufficient to meet our obligations until the end of fiscal year 2004. We have continued to experience operating losses and negative cash flows. To date, we have funded our operations with a combination of component sales debt conversions with related parties and strategic vendors, and private equity offerings. Management believes that we will be able to secure the necessary financing in the short-term to fund our operations into our next fiscal year. However, failure to raise additional funds, or generate significant cash flows through revenues, could have a material adverse effect on our ability to achieve our intended business objectives.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at September 30, 2003.

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

ITEM 2.  CHANGES IN SECURITIES

         Effective for the three-month period ended September 30, 2003 the Company issued the following unregistered securities:

         During the three months ending September 2003, the Company granted 174,667 shares of its common stock and warrants to purchase 249,667 shares of common stock to consultants for services performed valued at $249,667. In August of 2003, the Company issued 333,334 shares of its commons stock together with a like amount of warrants in a private placement generating net proceeds of $100,000 which was collected during the three month period ended on September 30, 2003. Additionally, during the three months ended September 30, 2003, the Company reserved for issuance 3,066,666 shares of its common stock for up to 1,533,333 shares and five year warrants, with an excercise price of $.30 per share, for up to 1,533,333 shares in connection with the conversion rights of certain notes to equity upon debt maturity on notes totaling $460,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS.


          None.

          (b)    Reports on Form 8-K.

                 On July 2, 2003-mPhase reported in a press release that it had received its largest single purchase order ever for its POTS Splitter product from Covad Communications Group, Inc.

                 On July 24, 2003 mPhase announced it had received another significant purchase order from A major customer for its POTS Splitter product bringing its total backlog to $2.8 million.

                                    SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  mPHASE TECHNOLOGIES, INC.

         Dated: November 10, 2003                 By: /s/ Martin S. Smiley
                                                  ------------------------
                                                  Martin S. Smiley
                                                  Executive Vice President
                                                  Chief Financial Officer and
                                                  General Counsel
                            mPHASE TECHNOLOGIES, INC.

     Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)



         I, Ronald A. Durando, President and Chief Executive Officer ("principal executive officer") of mPhase Technologies, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2003 of the Registrant (the "Report"):

         (1) The Report fully complies with the requirements of Section 13(a)[15(d)] of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


          /s/   Ronald A. Durando
                --------------------
          Name: Ronald A. Durando
                President and Chief Executive Officer

          Date: November 10, 2003
                            mPHASE TECHNOLOGIES, INC.

     Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)



I, Martin S. Smiley, Executive Vice President, Chief Financial Officer and General Counsel ("principal executive officer") of mPhase Technologies, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2003 of the Registrant (the "Report"):

  (1) The Report fully complies with the requirements of Section 13(a)[15(d)] of the Securities Exchange Act of 1934, as amended; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



          /s/ Martin S. Smiley
              ----------------
          Name: Martin S. Smiley
                Executive Vice President
                Chief Financial Officer and
                General Counsel

          Date: September 30, 2003
                            mPHASE TECHNOLOGIES, INC.

               Certification of Procedures Followed in Connection
                      with Sarbanes-Oxley Act Certification


         The undersigned, the Chief Executive Officer of mPhase Technologies Inc., a New Jersey Corporation (the "Company") hereby certifies, for purposes of documenting the steps followed by the officer in connection with the execution and delivery to the Securities and Exchange Commission of the attached certification, as follows:

         (1) I reviewed in detail the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the "Report") shortly before the certification was provided.

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

         I have executed this certification as of the 10th day of November 2003.

          /s/ Ronald A. Durando
              -------------------
          Name: Ronald A. Durando
          Chief Executive Officer
                            mPhase Technologies Inc.

               Certification of Procedures Followed in Connection
                      with Sarbanes-Oxley Act Certification



         The undersigned, Executive Vice President, Chief Financial Officer and General Counsel of mPhase Technologies Inc., a New Jersey Corporation (the "Company") hereby certifies, for purposes of documenting the steps followed by the officer in connection with the execution and delivery to the Securities and Exchange Commission of the attached certification, as follows:

         (1) I reviewed in detail the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, (the "Report") shortly before the certification was provided.

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

         I have executed this certification as of the 10th day of November 2003.

          /s/ Martin S. Smiley
          -----------------------
          Name: Martin S. Smiley
          Executive Vice President
          Chief Financial Officer and
          General Counsel