Form 10-K/A
period 2002-06-30
MPHASE TECHNOLOGIES INC
filed 2004-01-28
CIK 825322

===============================================================================



                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------



                               Amendment No. 1 to
                                  FORM 10-K/A


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




===============================================================================
                           mPHASE TECHNOLOGIES, INC.



                          ANNUAL REPORT ON FORM 10-K/A
                        FOR THE YEAR ENDED JUNE 30, 2002


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

                                     PART I


                              ABOUT THIS AMENDMENT

Management has reevaluated the clarity and completeness of the Form 10K as amended by Form 10K/A filed on July 28, 2003 and certain disclosures in the accompanying consolidated financial statements including Schedule II (Valuation and Qualifying Accounts, Item 14B). As a result of this reevaluation, management has reissued the Form 10K and the June 30, 2002 consolidated financial statements.

This amendment includes expanded and clarified disclosure in the Consolidated Financial Statements, primarily note 10 and note 11, which begin on page F-1, technical and clerical edits, expanded and clarified disclosure in "Risk Factors", which begin on page 11, and "Management's Discussion and Analysis", which begin on page 17 in addition to expanding information relating to the Company's equity and related parties discussed elsewhere in this amendment to the Form 10K/A as well as updated certifications by the certifying officers' of the Company.

The aforementioned changes to the consolidated financial statements have no effect on the financial position and results of operations for the year ended June 30, 2002 or the results of operations and loss per share for the years ended June 30, 2000, 2001 and 2002.

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

                                  RISK FACTORS

               RISKS RELATED TO FINANCIAL ASPECTS OF OUR BUSINESS

     mPhase's Stock Price Has Suffered Significant Declines During the Past 18 Months and Remains Volatile.

     The market price of our common stock closed at $2.72 on December 12, 2000 and closed at $.23 on June 30, 2002 Stocks in telecommunications equipment providers of DSL products have been very volatile during such period. Our common stock is a highly speculative investment and is suitable only for such investors with financial resources that enable them to sustain the loss of their entire investment in such stock. Because the price of our common stock is less than $5.00 per share and is not traded on the NASDAQ National or NASDAQ Small Cap exchanges, it is considered to be a "penny stock" limiting the type of customers that broker/dealers can sell to. Such customers consist only of "established customers" and "Accredited Investors" (within the meaning of Rule 501 of Regulation D of the Securities Act of 1933, as amended-generally individuals and entities of substantial net worth) thereby limiting the liquidity of our common stock.

         WE HAVE REPORTED NET LOSSES FOR EACH OF OUR FISCAL YEARS FROM OUR INCEPTION IN 1996 AND FOR THE FISCAL YEAR ENDED JUNE 30, 2003 AND MAY NOT BE ABLE TO OPERATE PROFITABILITY IN THE FUTURE.

     We have had substantial operating losses since our inception in 1996 (including $11,361,372 and $23,998,734 for the fiscal year ended June 30, 2002 and fiscal year ended June 30, 2001, respectively and cannot be certain when or if we will ever be profitable. We expect to continue to have net losses for the foreseeable future and have a need to raise not less than $2 million in additional cash in the next 12 months through further offerings to continue operations. We have never been profitable from our inception in October 1996 through June 30, 2002 and we have incurred (a)-accumulated losses of $101,370,312 and a stockholder's deficit of $42,849 and (b) cumulative negative cash flow of from operations $42,402,695.

     OUR INDEPENDENT AUDITOR'S REPORT EXPRESS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     The reports of the Company's outside auditors' Rosenberg, Rich, Baker, Berman & Company and Arthur Andersen respectively with respect to our latest audited 10K for the fiscal years ended June 30, 2002 and June 30, 2001 each stated that "there is substantial doubt of the Company's ability to continue as a going concern." We may be unsuccessful in raising additional needed capital necessary to continue our operations in the current capital markets because of the depressed price of our stock as a telecommunications equipment provider.

     OUR COMMON STOCK IS SUBJECT TO SIGNIFICANT DILUTION UPON ISSUANCE OF SHARES WE HAVE RESERVED FOR FUTURE ISSUANCE.

     As of June 30, 2002, we have warrants and options outstanding convertible into approximately 21,965,260 shares and 19,107 shares of mPhase common stock, which, upon conversion, may adversely affect the future price of our common stock. As of June 30, 2002 we have warrants and options convertible into approximately 14,879,536 and 1,810,000 shares of our common stock at $.30 per share or less that, upon exercise, will result in significant dilution to many of our current shareholders and may adversely affect the future price of our common stock. We may be forced to raise additional cash for operations by selling additional shares of our common stock at depressed prices causing further dilution to our shareholders.

     RISK FACTORS RELATED TO OUR OPERATIONS

     WE HAVE BEEN A DEVELOPMENT-STAGE COMPANY SINCE OUR INCEPTION IN 1996 AND HAVE NOT TO DATE HAD A SIGNIFICANT DEPLOYMENT OF EITHER OF OUR MAIN PLATFORMS FOR DELIVERY OF TELEVISION OVER DSL.

     We have had to date no material revenues derived from sales of our Traverser(TM) Digital Video Data Delivery System (DVDDS) product or our new line of Intelligence POTS Splitters. There have been to date no major deployments of Television over DSL by telephone service providers globally and there currently is uncertainty as to the extent, if at all, that deployments will occur in the future.

     WE DEPEND UPON OUTSOURCING OF OUR RESEARCH AND PRODUCT DEVELOPMENT OF OUR TELEVISION PLATFORM TO ONE OUTSIDE ENTITY.

     We depend upon GTRC for continued technical assistance in connection with deployment of the Traverser(TM) DVDDS platform and our business would be materially adversely affected if GTRC were to terminate our relationship. We owe GTRC approximately $1.8 million and are attempting to finalize an agreement in principal to convert a portion of such payables into our common stock on terms to be agreed upon, however, no assurances can be given that such an agreement will be reached.

     THE LOSS OF KEY PERSONNEL COULD ADVERSELY EFFECT OUR BUSINESS

     Management and employment contracts with most of our officers expired on June 30, 2002 and no assurances can be given that such executives will remain with the Company or that the Company will be able to successfully enter into agreements with such key executives. All of our officers have been granted stock options that are intended to represent a key component of their compensation. Such options may not provide the intended incentives to such officers if our stock price declines or experiences significant volatility.

     ECONOMIC SUPPORT FROM AFFILIATED COMPANIES HAS BEEN SIGNIFICANT DURING THE DOWNTURN IN THE TELECOMMUNICATIONS INDUSTRY

     Both Microphase Corporation and Janifast Ltd. had provided significant financial support to mPhase during the past two years in the form of either cash infusions or conversions of related party debt. No assurances can be given that such companies, which share common management with mPhase will be able to sustain such economic support of mPhase in the future should such support be necessary.

     SALES AND MARGINS FORM OUR COMPONENT DSL PRODUCTS HAVE DECLINED DRAMATICALLY DURING THE PAST YEAR AND REMAINS VOLATILE

        Sales and gross margins from our POTS Splitter and other DSL products have experienced a significant decline during the period from June 30, 2001 through June 30, 2002 as a result of the significant downturn in capital spending by telecommunications service providers.

         WE RELY ON SINGLE SOURCES FOR SUPPLY OF A CERTAIN COMPONENT FOR OUT POTS SPLITTER PRODUCT THAT HAS BEEN THE SOURCE OF ALL OF OUR REVENUES TO DATE

We purchase the core torroid which is a key component in our POTS Splitter Product from VAC Corporation. We purchase such component on a purchase order basis and have no long-term contract for the supply of such component. The loss of this current source of supply could result in us having to redesign our product at additional cost and result in lost revenues from our main source of sales to date.

     WE MAY INCUR SUBSTANTIAL EXPENDITURES IN THE FUTURE IN ORDER TO PROTECT OUR INTELLECTUAL PROPERTY

     Although our Traverser(TM) DVDDS television platform is patent-protected and not the subject of any infringement allegations, the telecommunications industry, in general, is characterized by a large number of patents and frequent patent litigation based upon claims of patent infringement when compared to other industries.

FACTORS RELATED TO OUR TARGETED MARKETS

     HISTORICALLY THE SALE OF INFRASTURE IN THE INTERNATIONAL MARKETS IS DIFFICULT AND UNCERTAIN.

     We expect the majority of our future revenues to be derived from international emerging markets and our success depends upon our ability to sell our flagship television platforms outside of the United States where political, currency and regulatory risks are significantly greater. As a result of their distance from the United States, different time zones, culture, management and language differences, these operations pose greater risk than selling in the United States. Our sales cycle for our TV over DSL platform is lengthy (since it involves a major strategic decision by an international telecommunications service provider) and we may incur significant marketing expenses with no guarantee of future sales. A significant market for our Traverser(TM) DVDDS product may never develop if international telephone service providers fail to successfully deploy broadband services including high speed data and television Telephone service providers worldwide have significantly decreased capital expenditures for broadband and other deployment as a result of the current economic downturn in the industry. Future market demand that will cause telephone service providers to continue to aggressively roll out DSL, in general, and ADSL in particular, is highly unpredictable especially in markets outside of the United States. Certain telephone companies (especially in developing international economies) may have copper wire infrastructure that is not of sufficient quality to accommodate the Traverser(TM) . Currency fluctuations, changes in foreign taxes and import duties and economic and political instability in international markets pose a greater risk to our operations than U.S. markets.

     OUR TELEVISION PLATFORMS MAY NOT ACHIEVE COMPLIANCE WITH REGULATORY REQUIREMENTS IN FOREIGN COUNTRIES

     Our Traverser(TM) DVDDS platform may fail to meet foreign regulatory standards. Since our targeted markets for our Television platform involves countries outside of the United States, such product is subject to greater regulatory risks since they must comply with different standards of different countries than can vary widely in the telecommunications industry.

     THE TELECOMMUNCIATIONS INDUSTRY IS SUBJECT TO INTENSE COMPETITION CHARACTERIZED BY SWIFT CHANGES IN TECHNOLOGY.

     The Telecommunications equipment industry is subject to swift and continuing innovation and technological changes that could render our Traverser(TM) DVDDS obsolete and intense competition in the industry could prevent our ever becoming profitable. Our competitors that sell DSL systems that compete with the Traverser(TM) system include much larger and better known and capitalized companies with significantly greater selling and marketing experience and financial resources such as ADC, Alcatel S.A., Calix Catena Networks, Copper Mountain, Advanced Fiber Communications, ECT Telecommunications, Ericsson, Fujitsu, Marconi, Motorola, NEC, Nortel, Huawei Technologies, Net to Net Technology, Nokia, UTS Starcom, DVTEL, Inc., Turnstone, Paradyne Networks, Samsung, 2 Wire, Siemens, TuT Systems, and Optibase Wesell. We also face competition from companies that provide infrastructure software products to deliver multi-channel digital television over telephone such as Imagic TV, Minerva Corporation and Myrio Corporation.Telephone service providers that are our targeted customers face competition from cable-based technologies, fixed wireless technologies and satellite technologies that may cause them not to deploy our Traverser(TM) DVDDS product.

     DEPLOYMENT OF OUR TELEVISION PLATFORMS REQUIRES CERTAIN ADDITIONAL INVESTMENTS BY TELECOMMUNICATIONS SERVICE PROVIDERS

     Our Customers may need to build a digital head-end to download television content from satellites involving a significant additional capital expenditure to utilize the digital Television capabilities of our Traverser(TM) DVDDS product.



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



                                            From Inception                      Year Ended June 30,
                                          (October 2, 1996)     -----------------------------------------------------
                                           to June 30 1997        1998          1999           2000          2001           2002
                                          -----------------    ----------   -----------    -----------    -----------   -----------
                                                                      (in thousands, except share data)
STATEMENT OF OPERATIONS DATA:
Total revenues ........................       $       --       $       --   $        --    $       279    $    10,524   $     2,582
                                              ----------       ----------   -----------    -----------    -----------   -----------
Costs and Expenses:
 Cost of sales ........................               --               --            --            132          5,805         2,415
 Research and
   development.........................              192            1,847         3,563         10,157         10,780         3,820
 Licensing Fees .......................               37              450            --             --             --            --
 General and
   administrative......................              541            1,710         4,683         17,516         16,151         6,490
 Depreciation and
   amortization........................               11               29           410            471            660           670
 Non-cash compensation
   charge..............................               --               --        13,003         10,343          1,171           548
                                              ----------       ----------   -----------    -----------    -----------   -----------
Operating loss ........................             (781)          (4,036)      (21,659)       (38,340)       (24,043)      (11,361)
Other income (expense), net ...........               --             (305)       (1,162)            20             --           142
Interest income (expense) .............               --               --           (18)           158             43           (26)
                                              ----------       ----------   -----------    -----------    -----------   -----------
Net loss ..............................       $     (781)      $   (4,341)  $   (22,839)   $   (38,162)   $   (24,000)  $   (11,245)
                                              ==========       ==========   ===========    ===========    ===========   ===========
Basic and diluted net
loss per share ........................       $     (.10)      $     (.46)  $     (1.42)   $     (1.41)   $      (.72)  $      (.23)
                                              ==========       ==========   ===========    ===========    ===========   ===========
Shares used in basic and diluted
net loss per share ....................        7,806,487        9,336,340    16,038,009     26,974,997     33,436,641    49,617,280
                                              ==========       ==========   ===========    ===========    ===========   ===========



                                                                                              Year ended June 30
                                                                           --------------------------------------------------------
                                                                           1997     1998       1999       2000      2001      2002
                                                                          -----    -------   -------    -------    -------   ------
                                                                                                (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents .............................................   $ 162    $    --   $ 7,978    $ 6,432    $    31   $   47
Working capital (deficit) .............................................    (212)    (3,073)    4,936      3,557     (1,458)     399
Total assets ..........................................................     369      2,175    10,624     11,184      8,997    6,942
Long-term obligations, net of current portion .........................      --         --        --         --         90    2,891
Total stockholders' equity (deficit) ..................................   $ (23)   $  (915)  $ 6,974    $ 7,329    $ 1,865   $  (43)

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


   Cost of revenues. Cost of sales was $2,415,129 for the year ended June 30, 2002 as compared to $5,804,673 in the year ended June 30, 2001. Cost of revenues declined for the twelve months ended June 30, 2002 compared to the prior period ending June 30, 2001 primarily because of decreased sales. Operating margins for the period ended June 30, 2002 were 6%. The margins have varied dramatically as spending among telecommunication providers has contracted, coupled with downward pressures related to the supply and demand of telecommunications products. The single most significant reason the margins decreased dramatically was due to the reduced selling price of our POTS Splitter product. Additionally, the Company has offered 2% discounts (for invoices paid within 29 days) discounts to Covad Communication and Bell South Corporation as its two largest customers in the period ended June 30, 2002 causing the margin to decrease. These discounts were to such customers to accelerate collections and amounted to $14,389 for the period.


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

   Net loss. mPhase recorded a net loss of $11,245,361 for the year ended June 30, 2002 as compared to a loss of $23,998,734 for the same period ended June 30, 2001. This represents a loss per common share of $(.23) in 2002 as compared to $(.72) in 2001, based upon weighted average common shares outstanding of 49,617,280 and 33,436,641 during the years ending June 30, 2002 and June 30, 2001, respectively.


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


   Net loss. mPhase recorded a net loss of $23,998,734 for the year ended June 30, 2001 as compared to a loss of $38,161,542 for the same period ended June 30, 2000. This represents a loss per common share of $(.72) in 2001 as compared to $(1.41) in 2000, based upon weighted average common shares outstanding of $33,436,641 and 26,974,997 during the years ending June 30, 2001 and June 30, 2000, respectively.

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


LIQUIDITY AND CAPITAL RESOURCES


   At June 30, 2002 mPhase had working capital of $399,321 as compared to working capital deficit of $1,458,227 at June 30, 2001. The Company believes this will be sufficient for its short-term liquidity. During fiscal year ending June 30, 2003 it is estimated that the Company will need to raise approximately $1.5 million to meet longer term liquidity needs. The primary reason for the improvement in the Company's working capital position at June
30, 2002, were the conversions of approximately $2.7 million of accounts payable and accrued expenses due to related parties and strategic vendors to equity, $1.5 million of accounts payable and accrued expenses due to strategic vendors into Notes payable and $1.8 million of accounts payable and accrued expenses due to related parties and strategic vendors expected to be converted to equity in fiscal 2003. Through June 30, 2002, the Company had incurred development stage losses totaling approximately $101,366,000. At June 30, 2002, the Company had cash and cash equivalents of $47,065 compared to $31,005 at June 30, 2001. Historically, mPhase had funded its operations and capital expenditures primarily through private placements of common stock. Management expects that its ongoing financial needs will be provided by financing activities and believes that the sales of its line of POTS Splitter products and other related DSL component products will provide some offset to cashflow used in operations, although there can be no assurance as to the level and growth rate of such sales in future periods as seen with quarter to quarter fluctuations in component sales. At June 30, 2002, the Company had accounts receivable of approximately $273,780 and inventory of approximately $3.3 million. This compared to approximately $300,000 of accounts receivable and $4.3 million of inventory at June 30, 2001.


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


   The Company has no commitments from affiliates or related parties to provide additional financing. The Company has, from time to time, been able to obtain financing from affiliates when conditions in the capital markets make third party financing difficult to obtain or when external financing is available only upon very unattractive terms to the Company, and when such capital has been available from the affiliates.


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


   During fiscal year ended June 30, 2002 the Company was able to negotiate extended payment terms for overdue accounts payable with strategic vendors. These obligations are now classified as notes payable and included in current and long-term portions of notes payable in the accompanying balance sheet at June 30, 2002, based upon the revised payment terms. The company believes they can maintain its present repayment schedule, or otherwise renegotiate such terms that are satisfactory with these vendors.


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

                       OPTION GRANTS IN LAST FISCAL YEAR
                              (INDIVIDUAL GRANTS)


                                                                                             Potentian Realizable Value at
                       Number of       % of Total                                            Assumed Annual Rates of Stock
                      Securities      Option/SARS                                            Price Appreciation For 5 Year
                      Underlying      Granted to   Exercise or                                          Option Term
                     Options/SARS    Employees in   Base Price  Market Price    Expiration
    Name              Granted (#)     Fiscal Year   ($/Share)  on Grant Dates      Date        0%      5% ($)      10% ($)
    ----              -----------     -----------   ---------  --------------      ----        --      ------      -------
Ronald A. Durando           700,000          33.02%   $0.49         $0.49       10/18/2006     0         $94,771    $209,402
                            700,000          29.60%   $0.31         $0.31       12/26/2006     0         $59,957    $132,479
                             25,000           0.97%   $2.15         $1.63       05/30/2006     0              $0     $11,878
                            200,000          18.47%   $0.30         $0.30       03/12/2007     0         $16,578     $36,630
                             25,000           2.43%   $0.45         $0.45       05/15/2007     0          $3,108      $6,868
                            200,000          19.42%   $0.30         $0.30       06/28/2007     0         $16,578     $36,630
Gustave T. Dotoli           450,000          21.23%   $0.49         $0.49       10/18/2006     0         $60,924    $134,615
                            450,000          19.03%   $0.31         $0.31       12/26/2006     0         $38,544     $85,165
                             25,000           0.97%   $2.15         $1.63       05/30/2006     0              $0     $11,878
                            150,000          13.85%   $0.30         $0.30       03/12/2007     0         $12,434     $27,473
                             25,000           2.43%   $0.45         $0.45       05/15/2007     0          $3,108      $6,868
                            125,000          12.14%   $0.30         $0.30       06/28/2007     0         $10,361     $22,894
David Klimek                 30,000           1.42%   $0.49         $0.49       10/18/2006     0          $4,062      $8,974
                             30,000           1.27%   $0.31         $0.31       12/26/2006     0          $2,570      $5,678
                             25,000           0.97%   $2.15         $1.63       05/30/2006     0              $0     $11,878
                             30,000           2.77%   $0.30         $0.30       03/12/2007     0          $2,487      $5,495
                             25,000           2.43%   $0.45         $0.45       05/15/2007     0          $3,108      $6,868
                             22,500           2.18%   $0.30         $0.30       06/28/2007     0          $1,865      $4,121
Martin Smiley               200,000           9.43%   $0.49         $0.49       10/18/2006     0         $27,077     $59,829
                            200,000           8.46%   $0.31         $0.31       12/26/2006     0         $17,131     $37,851
                             75,000           6.93%   $0.30         $0.30       03/12/2007     0          $6,217     $13,736
                             65,000           6.31%   $0.30         $0.30       06/28/2007     0          $5,388     $11,905





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


10.12(a)*  Assignment Agreement, dated February 17, 1997, by and between the
           Company and Microphase Corporation (incorporated by reference to Exhibit 10.12 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63261002462)).

10.12(b) Distribution Agreement effective May 15, 2002 by and between Corning Cable Systems and the Company.



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


31.1       Certification of CFO Pursuant to Section 302 of The Sarbanes-Oxley
           Act.


31.2       Certification of CFO Pursuant to Section 302 of The Sarbanes-Oxley
           Act.

32.1       Certification of CFO Pursuant to Section 906 of The Sarbanes-Oxley
           Act.


32.2       Certification of CFO Pursuant to Section 906 of The Sarbanes-Oxley
           Act.


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

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of mPhase Technologies, Inc. and subsidiaries as of June 30, 2002 and the results of their operations and their cash flows for the year then ended and for the period from inception to June 30, 2002, in conformity with accounting principles generally accepted in the United States.


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

Schuhalter, Coughlin & Suozzo, LLC

Raritan, New Jersey
January 28, 1999
                           mPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS
                                 JUNE 30, 2002


                                                              JUNE 30,
                                                    ----------------------------
                                                        2001            2002
                                                    ------------   -------------
                                     ASSETS
Current assets:
Cash and cash equivalents ......................    $     31,005   $      47,065
Accounts receivable, net of bad debt reserve of
  $29,218 and $2,906 respectively...............         292,434         273,780
Due from officer ...............................         100,000              --
Inventory ......................................       4,303,895       3,342,716
Prepaid expenses and other current assets ......         856,979         830,589
                                                    ------------   -------------
 Total current assets ..........................       5,584,313       4,494,150
                                                    ------------   -------------
Property and equipment, net ....................       2,198,845       1,742,186
Patents and licenses, net ......................       1,026,524         685,349
                                                    ------------   -------------
Other assets ...................................         187,500          20,830
                                                    ------------   -------------
 Total assets ..................................    $  8,997,182   $   6,942,515
                                                    ============   =============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable ...............................       5,116,029       2,819,245
Accrued expenses ...............................       1,742,138         673,065
Due to related parties .........................         184,373          35,000
Note payable, current ..........................              --         353,339
Deferred revenue ...............................              --         214,180
                                                    ------------   -------------
 Total current liabilities .....................       7,042,540       4,094,829
                                                    ------------   -------------
Other liabilities ..............................          90,000       1,211,249
Other liabilities, related parties .............              --         665,068
Long-term debt, net of current portion .........              --       1,014,218
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY (DEFICIT):
Common Stock, stated value $.01, 150,000,000
  shares authorized; 41,344,467, in 2001, and
  60,807,508 in 2002, shares issued and
  outstanding, respectively.....................         413,445         608,075
Additional paid-in capital .....................      92,293,370     100,751,284
Deferred compensation ..........................        (713,275)        (23,923)
Deficit accumulated during development stage ...     (90,120,925)   (101,366,286)
Unrecognized capital losses ....................              --          (4,026)
Less-treasury stock, 13.750 shares, at cost ....          (7,973)         (7,973)
                                                    ------------   -------------
Total stockholders' equity (deficit) ...........       1,864,642         (42,849)
                                                    ------------   -------------
Total liabilities and stockholders' equity
  (deficit) ....................................    $  8,997,182   $   6,942,515
                                                    ============   =============


The accompanying notes are an integral part of these consolidated balance sheets.

                           mPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                For the Years Ended                 From Inception
                                                                                     June 30,                     (October 2, 1996)
                                                                    -------------------------------------------      to June 30,
                                                                       2000            2001            2002              2002
                                                                   ------------    ------------    ------------   -----------------
TOTAL NET REVENUES                                                 $    279,476    $ 10,524,134    $  2,582,446     $  13,386,056
                                                                   ------------    ------------    ------------     -------------
COSTS AND EXPENSES:
Cost of Sales (see also note 11 Related Party Transactions) ....        131,756       5,804,673       2,415,129         8,351,558
Research and development (including non-cash stock related
  charges of $1,010,375, $0, $267,338 and $1,660,174,
  respectively, see also note 11 Related Party Transactions)....     10,156,936      10,779,570       3,819,583        30,808,774
General and administrative (including non-cash stock related charges of $19,421,925, $7,398,455, $3,004,111 and $45,311,609
  respectively, see also note 11 Related Party Transactions)....     27,859,330      17,321,614       7,038,933        72,193,602
Depreciation and amortization ..................................        471,101         660,372         670,183         2,251,612
                                                                   ------------    ------------    ------------     -------------
 Total costs and expenses ......................................     38,619,123      34,566,229      13,943,818       113,605,546
                                                                   ------------    ------------    ------------     -------------
Loss from operations ...........................................    (38,339,647)    (24,042,095)    (11,361,372)     (100,219,490)
                                                                   ------------    ------------    ------------     -------------
OTHER INCOME (EXPENSE):
Gain On Extinguishments ........................................             --              --         142,236           142,236
Minority interest loss in consolidated subsidiary ..............         20,000              --              --            20,000
Loss from unconsolidated subsidiary ............................             --              --              --        (1,466,467)
Interest income (expense), net .................................        158,105          43,361         (26,225)          157,435
                                                                   ------------    ------------    ------------     -------------
 Total other income (expense) ..................................        178,105          43,361         116,011        (1,146,796)
                                                                   ------------    ------------    ------------     -------------
NET LOSS .......................................................   $(38,161,542)   $(23,998,734)   $(11,245,361)    $(101,366,286)
                                                                   ============    ============    ============     =============
Unrealized holding loss on securities ..........................             --         --               (4,026)           (4,026)
                                                                   ------------    ------------    ------------     -------------
COMPREHENSIVE LOSS .............................................   $(38,161,542)   $(23,998,734)   $(11,249,387)    $(101,370,312)
                                                                   ============    ============    ============     =============
LOSS PER COMMON SHARE, basic and diluted .......................   $      (1.41)   $      (0.72)   $       (.23)
                                                                   ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted ..     26,974,997      33,436,641      49,617,280
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

                                         Common Stock                                                                     TOTAL
                                  -------------------------               Additional                                  STOCKHOLDERS'
                                                   $.01        Treasury     Paid-In       Deferred      Accumulated       EQUITY
                                    Shares     Stated Value     Stock       Capital     Compensation      Deficit       (DEFICIT)
                                  ----------   ------------    --------   ----------    ------------    -----------   -------------
BALANCE, OCTOBER 2, 1996 (date
  of inception)...............     1,140,427     $ 11,404      $    --    $  459,753         $--        $  (537,707)   $   (66,550)
Issuance of common stock of
  Tecma Laboratories, Inc.,
  for 100% of the Company.....     6,600,000       66,000           --      (537,157)         --            537,707         66,550
Issuance of common stock, in
  private placement, net of
  offering costs of $138,931..       594,270        5,943           --       752,531          --                 --        758,474
Net loss......................            --           --           --            --          --           (781,246)      (781,246)
                                  ----------     --------      -------    ----------         ---        -----------    -----------
BALANCE, JUNE 30, 1997........     8,334,697       83,347           --       675,127          --           (781,246)       (22,772)
Issuance of common stock with
  warrants, in private
  placement, net of offering
  costs of $84,065............       999,502        9,995           --       791,874          --                 --        801,869
Issuance of common stock for
  services....................       300,000        3,000           --       147,000          --                 --        150,000
Issuance of common stock in
  connection with investment
  in unconsolidated subsidiary       250,000        2,500           --       122,500          --                 --        125,000
Repurchase of 13,750 shares of
  common stock................            --           --       (7,973)           --          --                 --         (7,973)
Issuance of common stock with
  warrants in private
  placement, net of offering
  costs of $121,138...........     1,095,512       10,955           --       659,191          --                 --        670,146
Issuance of common stock for
  financing services..........       100,000        1,000           --        (1,000)         --                 --             --
Issuance of common stock in
  consideration for 100% of
  the common stock of
  Microphase
  Telecommunications, Inc.....     2,500,000       25,000           --     1,685,000          --                 --      1,710,000
Net loss......................            --           --           --            --          --         (4,341,059)    (4,341,059)
                                  ----------     --------      -------    ----------         ---        -----------    -----------
BALANCE, JUNE 30, 1998........    13,579,711     $135,797      $(7,973)   $4,079,692         $--        $(5,122,305)   $  (914,789)


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


                                       Common Stock                                                                       TOTAL
                                -------------------------                Additional                                   STOCKHOLDERS'
                                                 $.01        Treasury     Paid-In        Deferred      Accumulated        EQUITY
                                  Shares     Stated Value     Stock       Capital      Compensation      Deficit        (DEFICIT)
                                ----------   ------------    --------   -----------    ------------    ------------   -------------
BALANCE, JUNE 30, 1998......    13,579,711     $135,797      $(7,973)   $ 4,079,692    $         --    $ (5,122,305)   $   (914,789)
Issuance of common stock
  with warrants in private
  placements, net of
  offering costs of $107,000     3,120,000       31,200           --      2,981,800              --              --       3,013,000
Issuance of common stock for
  services..................     1,599,332       15,993           --      8,744,873              --              --       8,760,866
Issuance of common stock
  with warrants in private
  placement, net of offering
  costs of $45,353..........       642,000        6,420           --      1,553,227              --              --       1,559,647
Issuance of common stock in
  private placement, net of
  offering costs of $679,311     4,426,698       44,267           --     10,343,167              --              --      10,387,434
Issuance of stock options
  for services..............            --           --           --      7,129,890              --              --       7,129,890
Issuance of warrants for
  services..................            --           --           --         16,302              --              --          16,302
Deferred employee stock
  option compensation.......            --           --           --             --        (140,000)             --        (140,000)
Net loss....................            --           --           --             --              --     (22,838,344)    (22,838,344)
                                ----------     --------      -------    -----------    ------------    ------------    ------------
BALANCE, JUNE 30, 1999......    23,367,741      233,677      $(7,973)   $34,848,951    $  (140,000)    $(27,960,649)   $  6,974,006
Issuance of common stock and
  options in settlement.....        75,000          750           --        971,711              --              --         972,461
Issuance of common stock
  upon exercise of warrants
  and options...............     4,632,084       46,321           --      5,406,938              --              --       5,453,259
Issuance of common stock in
  private placement, net of
  cash offering costs of
  $200,000..................     1,000,000       10,000           --      3,790,000              --              --       3,800,000
Issuance of common stock in
  private placement, net of
  cash offering costs of
  $466,480..................     1,165,500       11,655           --      9,654,951              --              --       9,666,606
Issuance of common stock for
  services..................     1,164,215       11,642           --      8,612,265              --              --       8,623,907
Issuance of options for
  services..................            --           --           --      9,448,100              --              --       9,448,100
Deferred employee stock
  option compensation                   --           --           --      1,637,375      (1,637,375)             --              --
Amortization of deferred
  employee stock option
  compensation..............            --           --           --             --         551,707              --         551,707
Net loss....................            --           --           --             --              --     (38,161,542)    (38,161,542)
                                ----------     --------      -------    -----------    ------------    ------------    ------------
BALANCE, JUNE 30, 2000......    31,404,540     $314,045      $(7,973)   $74,370,291    $(1,225,668)    $(66,122,191)   $  7,328,504


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




                                                                                                                        Inception
                                                                            For the Years Ended                        (October 2,
                                                                                 June 30,                                1996) to
                                                                        ---------------------------                      June 30,
                                                                           2000            2001            2002            2002
                                                                       ------------    ------------    ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................................   $(38,161,542)   $(23,998,734)   $(11,245,361)  $(101,366,286)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization .....................................        756,055       1,235,213       1,653,346       4,168,188
 Book value of fixed assets disposed ...............................          5,796          61,414              --          74,272
 Loss on unconsolidated subsidiary .................................             --              --              --       1,466,467
 Provision for doubtful accounts ...................................             --          29,218           2,906          32,124
 Impariment of note receivable .....................................             --         212,500          20,250         232,750
 Gain on Extinguishments ...........................................             --         --             (142,236)       (142,236)
 Non-cash common stock, common stock option and warrant expense ....     20,431,800       7,398,455       3,261,449      47,009,762
 Changes in operating assets and liabilities:
 Accounts receivable ...............................................       (151,186)       (170,466)         15,748        (305,904)
 Inventory .........................................................             --      (4,303,895)        961,179      (3,342,716)
 Prepaid expenses and other
 current assets ....................................................       (730,626)         88,280         173,649        (566,797)
 Production advances-related parties ...............................     (1,109,641)      1,109,641              --              --
 Other assets ......................................................             --        (150,000)        146,420          (3,580)
 Receivables from subsidiary .......................................             --         --                   --        (150,000)
 Due from officer ..................................................             --        (100,000)        100,000              --
 Accounts payable ..................................................      1,086,736       2,802,008        (340,057)      3,982,456
 Accrued expenses ..................................................       (391,997)         (5,394)        332,819       1,538,585
 Deferred revenue ..................................................             --         --              214,180         214,180
 Due to related parties:
   Microphase.......................................................        (14,335)        709,832         864,555       1,574,405
   Janifast.........................................................             --       1,272,709         907,450       2,180,159
   Officers.........................................................        412,400        (412,400)        312,504         312,504
   Accrued expense, Lintel..........................................             --         477,000              --         477,000
   Due to Others....................................................         85,300          59,566          25,794         211,972
                                                                       ------------    ------------    ------------   -------------
   Net cash used in operating activities............................    (17,781,240)    (13,685,053)     (2,735,405)    (42,402,695)
                                                                       ------------    ------------    ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in patents and licensing rights ........................        (38,272)       (148,127)        (74,649)       (375,720)
 Purchase of property and equipment ................................     (1,348,210)       (705,577)        (31,445)     (2,463,800)
                                                                       ------------    ------------    ------------   -------------
   Net cash used in investing activities............................     (1,386,482)       (853,704)       (106,094)     (2,839,520)
                                                                       ------------    ------------    ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from private placement
   of common stock and exercise of
   options and warrants.............................................     17,622,279       8,137,345       2,977,750      45,417,444
 Repurchase of treasury stock at cost ..............................             --              --              --          (7,973)
 Repayment of note payable .........................................             --              --        (120,191)       (120,191)
                                                                       ------------    ------------    ------------   -------------
   Net cash provided by financing activities........................     17,622,279       8,137,345       2,857,559      45,289,280
                                                                       ------------    ------------    ------------   -------------
 Net increase (decrease) in cash                                         (1,545,443)     (6,401,412)         16,060          47,065
 CASH AND CASH EQUIVALENTS, beginning of period ....................      7,977,860       6,432,417          31,005              --
                                                                       ------------    ------------    ------------   -------------
 CASH AND CASH EQUIVALENTS, end of period ..........................   $  6,432,417    $     31,005    $     47,065   $      47,065
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

   On March 2, 2000 the Company acquired a 50% interest in mPhaseTelevision.Net, Inc., an incorporated joint venture with AlphaStar International, Inc. (Note 8) for $20,000. The Company acquired an additional interest in the joint venture of 6.5% in April of 2000 for $1.5 million. Based on its controlling interest in mPhaseTelevision.Net, the operating results of mPhaseTelevision.Net are included in the consolidated results of the Company since March 2, 2000.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of mPhase and its wholly-owned and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

SHORT-TERM INVESTMENTS

   Short-term investments principally consist of highly-liquid shares of corporate securities. The Company classifies all these short-term investments as available-for-sale securities. These securities are included in prepaid expenses and other current assets for presentation purposes. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income (loss) as a separate component of shareholders' equity. Any decline in market value judged to be other than temporary is recognized in determining net income. Realized gains and losses from the sale of these investments are included in determining net income (loss).


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

   In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes rules for the Reporting of Comprehensive Income and its components. For each of the years ended June 30, 2002 and 2001, there was no difference between the Company's net income and comprehensive income.

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


   The carrying amounts reported in the consolidated balance sheets for mPhase's notes payable, long-term debt, amounts due to related parties approximate their fair values as they represent the amounts the Company expects to liquidate these obligations with cash or cash equivalents, and the amounts recorded as other liabilities and other liabilities -- related parties approximate their fair values as based upon current rates at which the Company could borrow funds with similar maturities.


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

   During the year ended June 30, 2001, the Company issued 450,000 shares of common stock to consultants for services performed and to be performed. The Company recognized a charge to operations of $886,534 and deferred $121,091 for services to be performed in the fiscal year ending June 30, 2002. Total expense of $1,007,625 was based upon the fair market value of the common stock on the date of the grant and the balance of $121,091 was charged to operation for the year ended June 30,2002.

                           mPHASE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002

10. STOCKHOLDERS' EQUITY -- (Continued)


   Effective June 30, 2001 the Company issued 4,840,077 shares of the Company's common stock in settlement of debt totalling $2,420,039 to directors and related parties, based upon the fair market value of the common stock issued which approximated the debt settled on the measurement date of September 6, 2001, such date was determined pursuant to EIF-F00-19 as to when all contingent terms of the conversion agreement were met. These shares are reflected as outstanding as of June 30, 2001, pursuant to AU 560 and SFAS 128.


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

                  Conversions Concurrent with Private Placements

           Included in this total for the year ended June 30, 2002, related parties and strategic vendors converted debt aggregating approximately $1,020,000 and $96,000 respectively into :

         (a) 3,400,000 shares and of common stock plus warrants to purchase another 3,400,000 shares of common stock at $.30 for a term of 5 years (2,200,000 units with Microphase for $660,000 and 1,200,000 units with Janifast for $360,000) and;

         (b) 320,000 shares of common stock plus warrants to purchase another 320,000 shares of common stock at $.30 for a term of 5 years, respectively, were issued to strategic vendors.

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

                  Conversions , Settlements and Gain on Extinguishments

            In addition this total for the year ended June 30, 2002 includes 3,772,996 shares of common stock and warrants to purchase 2,233,490 shares of the Company's common stock which were issued as follows;

         a) 2,750,000 shares of common stock were issued to related parties, the value of which was based upon the price of the Company's common stock on the measurement date , such date was determined pursuant to EITF00-19 as to when all contingent terms of conversion agreements were met, in which no gain or loss was recognized on the conversion of $440,000 of debt; and

         b) 1,022,996 shares of common stock were issued to strategic vendors, the value of which was based upon the price of the Company's common stock on the effective date of settlement with each party, and, two warrants to purchase 2,233,490 shares of the Company's common stock were issued the Company's outside counsel to settle outstanding indebtedness of approximately $450,000 as of March 15, 2002. The aggregate value of such warrants was estimated using the Black Scholes options pricing model, assuming an annual expected return of 0%, annual Beta volatility of 125.4 and a risk free interest rate of 5.9% pursuant to EITF 96-18, for the conversion of $1,182,658 of such liabilities which, together with gains from cash settlements of $27,960 resulted in an aggregate gain on extinguishments of $142,236.

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

   For the year ended June 30, 2002, the Company recorded non-cash charges and deferred compensation totaling $927,420 and $0, respectively, in connection the grant of 1,505,000 options and 48,068 shares of its common stock and 48,068 warrants to employees and 5,065,000 options to consultants services rendered or to be rendered. Such charges are the result of the differences between the quoted market value of the Company's common stock on the date of grant and the exercise price for options issued to employees and Black-Scholes stock option pricing calculations for options issued to consultants.

   Also, during the fiscal year ended June 30, 2002, the Company granted 2,923,000 shares of its common stock and 1,675,000 warrants to consultants for services performed and to be performed valued at $1,199,001 for common stock and $504,657 for warrants based upon the fair market value of the Company's common stock on the date of the grant using the Black-Scholes option premium model. These totaled $1,703,658 and the Company recorded a charge to operations of $955,668 for the year ended June 30, 2002 and the balance of $747,990 was deferred.


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


   The Company has no commitments from affiliates or related parties to provide additional financings. The Company has, from time to time, been able to obtain financings from affiliates when conditions in the capital markets make third party financing difficult to obtain or when external financing is available only upon very unattractive terms to the Company, and when such capital has been available from the affiliates. (see also--Note 11--Related Party Transactions)


STOCK INCENTIVE PLANS
   On August 15, 1997, mPhase established its Long Term Stock Incentive Plan. Included as part of the Long Term Stock Incentive Plan, is the Stock Option Plan (the "Plan"), in which incentive stock options and nonqualified stock options may be granted to officers, employees and consultants of the Company. On February 23, 2000 the Board of Directors proposed and on May 22, 2000 the stockholders approved an increase in the total shares eligible under this plan to 15,000,000 shares. Vesting terms of the options range from immediately to two years and generally expire in five years.

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

    In July 2000, mPhase added a member to the Board of Directors who is employed by an investment-banking firm that has assisted and is expected to continue to assist the Company in raising capital through private financing. During the year ended June 30, 2001, the company issued 140,350 shares of common stock for investment banking services rendered during the period and recorded an additional $69,000 of fees which is included in accrued expenses at June 30, 2001. The Company has installed its prototype product and commenced beta testing at Hart Telephone. In addition, the Company has entered into a supply agreement with Hart Telephone upon the completion of beta testing and the commencement of production of the Traverser(TM). As consideration for the execution of the agreement with Hart Telephone, in May 2000, mPhase issued Hart Telephone 125,000 options each to purchase one share of common stock at an exercise price of $1.00 (valued at $1,010,375), which is included in research and development expenses in the accompanying statement of operations for the year ended June 30, 2000. Mr. J. Lee Barton, the president and chief executive officer of Lintel Inc., (Lintel is the parent of Hart Telephone Company), and at that time a Director of the Company, received a $285,000 bonus, a stock award of 140,000 shares and 100,000 options in addition to the 125,000 granted to Hart for Beta testing services in the year ended June 30, 2000 and 120,000 options for services as a Director for the year ended June 30, 2001.

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


                       VALUATION AND QUALIFYING ACCOUNTS

                    Years Ended June 30, 2002, 2001 and 2000

                                 (In Thousands)





                                                                                       Additions
                                                                                -----------------------
                                                                  Balance at   Charged to    Charged to
                                                                  beginning     costs and       other                    Balance at
Description                                                        of year      expenses      accounts     Deductions   end of year
                                                                  ----------   ----------    ----------    ----------   -----------
Year ended June 30, 2002

  Allowance for doubtful accounts (deducted from accounts
   receivable)................................................        29             3                        (29)             3

                                                                     ===           ===                        ===          =====

  Allowance for obsolescence (deducted from inventory)........       315           928                          0          1,243

                                                                     ===           ===                        ===          =====
Year ended June 30, 2001

  Allowance for doubtful accounts (deducted from accounts
   receivable)................................................         0            29                          0             29

                                                                     ===           ===                        ===          =====

  Allowance for obsolescence (deducted from inventory)........         0           315                          0            315

                                                                     ===           ===                        ===          =====

Year ended June 30, 2000

  Allowance for doubtful accounts (deducted from accounts
   receivable)................................................         0             0                          0              0

                                                                     ===           ===                        ===          =====

  Allowance for obsolescence (deducted from inventory)........         0             0                          0              0

                                                                     ===           ===                        ===          =====



   PURSUANT TO SEC RELEASE NO. 33-8070 AND RULE 437A UNDER THE SECURITIES ACT OF 1933, AS AMENDED, mPHASE TECHNOLOGIES, INC. HAS NOT RECEIVED WRITTEN
CONSENT AFTER REASONABLE EFFORT TO OBTAIN CONFIRMATION OF AUDIT PROCEDURES FOR THE ABOVE SCHEDULES FOR THE TWO YEARS ENDED JUNE 30, 2001. THE REPORT ON F-2 IS A COPY OF A PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP REPORT. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. WITH RESPECT TO THIS INSTANT 10K/A, YOU WILL NOT BE ABLE TO RECOVER AGAINST ARTHUR ANDERSEN LLP UNDER SECTION 11 OF THE SECURITIES ACT FOR ANY UNTRUE STATEMENTS OF A MATERIAL FACT CONTAINED IN THE FINANCIAL STATEMENTS AUDITED BY ARTHUR ANDERSEN LLP OR ANY OMISSIONS TO STATE A MATERIAL FACT REQUIRED TO BE STATED THEREIN.

                                   SIGNATURES


   Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              mPHASE TECHNOLOGIES, INC.


Dated: January 26, 2004                      By: /s/ RONALD A. DURANDO
                                                  ----------------------
                                                  Ronald A. Durando
                                                  President, CEO


   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Necdet F. Ergul, Chairman of the Board                         January 26, 2004

Ronald A. Durando, Chief Executive Officer, Director           January 26, 2004

Gustave T. Dotoli, Chief Operating Officer, Director           January 26, 2004

Martin S. Smiley, Chief Financial Officer                      January 26, 2004

Anthony Guerino, Director                                      January 26, 2004

Abraham Biderman, Director                                     January 26, 2004

Michael McInerney, Director                                    January 26, 2004