Form 10-Q/A
period 2002-09-30
MPHASE TECHNOLOGIES INC
filed 2004-01-28
CIK 825322

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                               AMENDMENT NO. 1 TO
                               ------------------
                                   FORM 10-Q/A


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


                                                            For the                      October 2, 1996
                                                      Three Months Ended                     Date of
                                                         September 30,                    Inception) to
                                                                                          September 30,
                                                  2001                2002                    2002
                                            -------------         -------------           -------------
REVENUES                                    $     537,008         $     210,077           $  13,596,133
                                            -------------         -------------           -------------

COSTS AND EXPENSES
  Cost of Sales (see note 2--related
    party transactions)                           456,699               197,319               8,548,877
  Research and development                      1,111,416               803,294              31,612,068
   (including non-cash stock
   related charges of $167,770,
   $43,750, and $1,703,924,
   respectively, see note 2--related
   party transactions)
  General and Administrative                    2,861,588               892,782              73,086,384
   (including non-cash stock
   related charges of $1,159,855,
   $226,300, and $45,537,809,
   respectively, see note 2--related
   party transactions)
  Depreciation and amortization                   193,079               130,729               2,382,341
                                            -------------         -------------           -------------

       TOTAL COSTS AND EXPENSES                 4,622,782             2,024,124             115,629,670
                                            -------------         -------------           -------------

      LOSS FROM OPERATIONS                     (4,085,774)           (1,814,047)           (102,033,537)
                                            -------------         -------------           -------------

OTHER INCOME (EXPENSE):
  Gain on extinguishments                          32,528                40,725                 182,961
  Minority interest loss in
    consolidated subsidiary                          --                    --                    20,000
  Loss from unconsolidated
   subsidiary                                        --                    --                (1,466,467)
  Interest Income (expense), net                  (10,087)              (18,735)                138,700
                                            -------------         -------------           -------------

      TOTAL OTHER INCOME (EXPENSE)                 22,441                21,990              (1,124,806)
                                            -------------         -------------           -------------

NET LOSS                                    $  (4,063,333)        $  (1,792,057)          $(103,158,343)
                                            =============         =============           =============

Unrealized holding loss on
 securities                                          --                  (9,368)                (13,394)
                                            -------------         -------------           -------------

COMPREHENSIVE LOSS                          $  (4,063,333)        $  (1,801,425)          $(103,171,737)
                                            =============         =============           =============

LOSS PER COMMON SHARE,
  basic and diluted                         $        (.10)        $        (.03)
                                            =============         =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING, basic and
   diluted                                     42,037,506            60,881,131
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

10. Subsequent Events

         Pursuant to commitments by related parties to concurrently convert certain liabilities on October 11, 2002, the Company entered into, subject to the Company's and the counter parties respective board of director's approval, an agreement in principle with the Company's officers and affiliates, including Janifast Ltd. and Microphase Corporation, to convert up to an amount equal to the unpaid compensation and accounts payable through September 30, 2002. The Company issued warrants to purchase 2,491,800 shares of the Company's common stock at an exercise price of $.01, valued at $480,917, or $.193 per share pursuant to ETIF 98-16, for the cancellation of unpaid compensation due to officer's, with a measurement date of October 14, 2002 pursuant to ETIF 0019, and 4,533,333 shares of its common stock for the conversion of $980,000 due to related parties, with respective measurement dates of October 14 and 15, 2002 pursuant to ETIF 0019. The Company's board of director's approved these transactions on October 30, 2002 and the warrants and shares were issued on November 11 and 12, 2002. The warrants were calculated using the Black-Schoales pricing model, assuming an annual expected return of 0%, a Beta volatility of
125.4 and a risk free interest rate of 5.9% pursuant to ETIF 96-18 and were treated as permanent equity as of September 30, 2002 pursuant to ETIF 00-19. The shares are reflected outstanding as of September 30, 2002 pursuant to AU 560 and SFAS 128.

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


                              ABOUT THIS AMENDMENT

         Management has reevaluated the clarity and completeness of the Form 10Q/A and certain disclosures in the accompanying unaudited consolidated financial statements. As a result of this reevaluation, management has reissued the Form 10Q/A and the September 30, 2002 consolidated financial statements.

         The amendment includes expanded and clarified disclosure in the Consolidated Financial Statements, including notes 10, and 11 for the Three Months Ended September 30, 2001 and 2002 beginning on page 10, and reclassifications of previously segregated expenses for non-cash stock based compensation of administrative employees now combined with general and administrative for both quarterly periods and Cumulative totals through September 30, 2002. Additionally, the amendment includes technical and clerical edits, expanded and clarified disclosure in "Management's Disclosure and Analysis", which begins on page 11, as well as updated certifications by the certifying officers' of the Company.

         The aformentioned changes to the consolidated financial statements have no effect on the financial position at September 30, 2002, or results of operations and loss per share for the Three Months Ended September 30, 2001 and 2002.


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

                  None.

ITEM 5. OTHER INFORMATION

                  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (a) EXHIBITS.

                  31.1     Certification of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2     Certification of Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1     Certification of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

                  32.2     Certification of Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

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




                                               mPHASE TECHNOLOGIES, INC.




Dated: January 26, 2004                         By: /s/ RONALD A. DURANDO
       ---------------                              --------------------------
                                                    Ronald A. Durando
                                                    President, CEO



         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.