Form 10-Q/A
period 2002-12-31
MPHASE TECHNOLOGIES INC
filed 2004-01-28
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q/A

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

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,		October 2, 1996 (Date of Inception) December 31,
	2001	2002	2002

REVENUES	$545,546	$561,760	$14,157,893

COSTS AND EXPENSES
Cost of Sales	530,413	546,711	9,095,588
Research and development
(including non-cash stock
related charges of $17,325,
$262,500, and $1,966,424, respectively)	1,257,014	752,848	32,364,916
General and Administrative
(including non-cash stock
related charges of $932,148, $258,058,
and $45,795,867, respectively) (see note 2—related party transactions)	1,641,159	731,396	73,817,780
Depreciation and amortization	209,377	128,652	2,510,993

TOTAL COSTS AND EXPENSES	3,637,963	2,159,607	117,789,277

LOSS FROM OPERATIONS	(3,092,417)	(1,597,847)	(103,631,384)

OTHER INCOME (EXPENSE):
Gain on extinguishments	5,321	–	182,960
Minority interest loss in consolidated subsidiary	–	–	20,000
Capital losses	–	(16,077)	(16,077)
Loss from unconsolidated subsidiary	–	–	(1,466,467)
Interest Income (expense), net	(1,471)	(15,414)	123,286

TOTAL OTHER INCOME (EXPENSE)	3,850	(31,491)	(1,156,298)

NET LOSS	$(3,088,567)	$(1,629,338)	$(104,787,682)

LOSS PER COMMON SHARE, basic and diluted	$(.07)	$(.03)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, basic and diluted	44,645,458	65,914,466

The accompanying notes are an integral part of these consolidated balance sheets.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Six Months Ended December 31,		October 2, 1996 (Date of Inception) December 31,
	2001	2002	2002

REVENUE	$1,082,554	$771,837	$14,157,893

COSTS AND EXPENSES
Cost of Sales	987,112	744,030	9,095,588
Research and development (including non-cash stock related charges of $185,095, $306,250, and $1,966,424, respectively)	2,368,430	1,556,142	32,364,916
General and Administrative (including non-cash stock related charges of $2,092,033, $484,358, and $45,795,867, respectively)	4,502,747	1,624,178	73,817,780
Depreciation and amortization	402,456	259,381	2,510,993

TOTAL COSTS AND EXPENSES	8,260,745	4,183,731	117,789,277

LOSS FROM OPERATIONS	(7,178,191)	(3,411,894)	(103,631,384)

OTHER INCOME (EXPENSE):
Gain on extinguishments	37,849	40,724	182,960
Minority interest loss in consolidated subsidiary	–	–	20,000
Loss from unconsolidated subsidiary	–	–	(1,466,467)
Capital losses	–	(16,077)	(16,077)
Interest Income (expense), net	(11,558)	(34,149)	123,286

TOTAL OTHER INCOME (EXPENSE)	26,291	(9,502)	(1,156,298)

NET LOSS	$(7,151,900)	$(3,421,396)	$(104,787,682)

LOSS PER COMMON SHARE, basic and diluted	$(.17)	$(.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	43,306,699	63,397,799

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

11.  RESTATEMENT

     Management has reevaluated the adequacy and completeness of certain discloures in the accompanying consolidated financial statements. As a result of this reevaluation, management has reissued the December 31, 2002 consolidated financial statements in an effort to clarify and more completely disclose the Company’s presentation of the consolidated financial statements at December 31, 2002.

     The aforementioned changes to the consolidated financial statements have no effect on the financial position and results of operations for the three and six months ended December 31, 2002.

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

ABOUT THIS AMENDMENT

     Management has reevaluated the clarity and completeness of the Form 10Q/A and certain disclosures in the accompanying unaudited consolidated financial statements. As a result of this reevaluation, management has reissued the Form 10Q/A and the December 31, 2002 consolidated financial statements.

     The amendment includes expanded and clarified disclosure in the Consolidated Financial Statements, including note 11 for the Three Months Ended, December 31, 2001 and 2002 on page 13, and reclassifications of previously segregated expenses for non-cash stock based compensation of administrative employees now combined with general and administrative for both quarterly periods and Cumulative totals through December 31, 2002. Additionally, the amendment includes technical and clerical edits, expanded and clarified disclosure in “Management’s Discussion and Analysis”, which begins on page 14, as well as updated certifications by the certifying officers’ of the Company.

     The aforementioned changes in the consolidated financial statements have no effect on the financial position and results of operations or loss per share for the Three Months Ended December 31, 2001 and 2002.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8–K

(a)	EXHIBITS.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

(b)	Reports on Form 8–K.
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

mPHASE TECHNOLOGIES, INC.

Dated: January 26, 2004	By: /s/ Martin S. Smiley

Martin S. Smiley Chief Financial Officer