Form 10-Q/A
period 2003-03-31
MPHASE TECHNOLOGIES INC
filed 2004-01-28
CIK 825322

Click Here for Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

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

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended March 31,		October 2, 1996 (Date of Inception) to March 31,
	2002	2003	2003

REVENUES	$865,797	$209,754	$14,267,647

COSTS AND EXPENSES
Cost of Sales	724,699	205,231	9,300,819
Research and development (including non-cash stock related charges of $17,080, $0 and $1,966,424, respectively)	538,826	905,554	23,270,470
General and Administrative (including non-cash stock related charges of $830,383, $88,282, and $45,884,149 respectively) (see also note 2—related party transactions)	1,354,689	543,627	74,361,407
Depreciation and amortization	135,799	128,725	2,639,718

TOTAL COSTS AND EXPENSES	2,754,013	1,783,137	119,572,414
LOSS FROM OPERATIONS	(1,888,216)	(1,573,383)	(105,204,767)
OTHER INCOME (EXPENSE)
Gain on extinguishments	86,009	9,399	192,359
Minority interest loss in consolidated subsidiary	—	—	20,000
Loss on investments	—	(12,251)	(28,328)
Loss from unconsolidated subsidiary	—	—	(1,466,467)
Interest Income (expense), net	(5,340)	(10,578)	112,708

TOTAL OTHER INCOME (EXPENSE)	80,669	(13,430)	(1,169,728)

NET LOSS	$(1,807,547)	$(1,586,813)	$(106,374,495)

LOSS PER COMMON SHARE, basic and diluted	$(.03)	$(.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	55,606,168	65,956,810

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended March 31,		October 2, 1996 (Date of Inception) to March 31,
	2002	2003	2003

REVENUES	$1,948,351	$981,591	$14,367,647

COSTS AND EXPENSES
Cost of Sales	1,711,811	949,261	9,300,819
Research and development (including non-cash stock related charges of $202,175, $306,250 and $1,966,424 respectively)	2,907,256	2,461,696	33,270,470
General and Administrative (including non-cash stock related charges of $2,922,386, $572,640, and $45,884,149 respectively)	5,857,436	2,167,805	74,361,407
Depreciation and amortization	538,255	388,106	2,639,718

TOTAL COSTS AND EXPENSES	11,014,758	5,966,868	119,572,414
LOSS FROM OPERATIONS	(9,066,407)	(4,985,277)	(105,204,767)
OTHER INCOME (EXPENSE)
Gain on extinguishments	123,858	50,125	192,359
Minority interest loss in consolidated subsidiary	—	—	20,000
Loss on investments	—	(28,328)	(28,328)
Loss from unconsolidated subsidiary	—	—	(1,466,467)
Interest Income (expense), net	(16,898)	(44,729)	112,708

TOTAL OTHER INCOME (EXPENSE)	106,960	(22,932)	(1,169,728)

NET LOSS	$(8,959,447)	(5,008,209)	$(106,374,495)

LOSS PER COMMON SHARE, basic and diluted	$(.19)	$(.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	47,346,671	64,238,350

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

11.   RESTATEMENT

     Management has reevaluated the adequacy and completeness of certain disclosures in accompanying consolidated financial statements. As a result of this reevaluation, management has reissued the March 31, 2003 consolidated financial statements in an effort to clarify and more completely disclose the Company’s presentation of the consolidated financial statements at March 31, 2003.

     The aforementioned changes to the consolidated financial statements have no effect on the financial position and results of operations for the three and nine months ended March 31, 2003.

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

ABOUT THIS AMENDMENT

       Management has reevaluated the clarity and completeness of the Form 10Q/A and certain disclosures in the accompanying unaudited consolidated financial statements. As a result of this reevaluation, management has reissued the Form 10Q/A and the March 31, 2003 consolidated financial statements.

      The amendment includes expanded and clarified disclosure in the Consolidated Financial Statements, including note 11 for the Three and Nine Months Ended, March 31, 2002 and 2003 beginning on page 7, and reclassifications of previously segregated expenses for non-cash stock based compensation of administrative employees now combined with general and administrative for both quarterly periods and Cumulative totals through March 31, 2003. Additionally, the amendment includes technical and clerical edits, expanded and clarified disclosure in “Management’s Discussion and Analysis”, which begins on page 14, as well as updated certifications by the certifying officers of the Company.

      The aforementioned changes to the consolidated financial statements have no effect on the financial position at March 31, 2003, or the results of operations and loss per share for the Three and Nine Months Ended March 31, 2002 and 2003.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

Back to Contents

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(b)	Reports on Form 8-K.

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