Form 10-K/A
period 2003-06-30
MPHASE TECHNOLOGIES INC
filed 2004-01-28
CIK 825322

Click Here for Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

     mPHASE TECHNOLOGIES, INC.

     ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED JUNE 30, 2003

Back to Contents

     PART I

     FORWARD-LOOKING STATEMENTS

     This report contains “forward-looking statements”. In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect the Company’s current views with respect to future events and are based on assumptions and subject to risks and uncertainties. The Company discusses many of these risks and uncertainties in greater detail in Part I, Item 1 of this 10-K/A under the heading “Risk Factors.” These risks and uncertainties may cause the Company’s actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Y ou should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent the Company’s estimates and assumptions as of the date of this report. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

     The following discussion should be read in conjunction with mPhase Technologies’ financial statements and related notes included elsewhere in this report.

ABOUT THIS AMENDMENT

     Management has reevaluated the adequacy clarity and completeness of the Form 10-K and certain disclosures in the accompanying consolidated financial statements including Schedule II (Valuation and Qualifying Accounts, Item 14B). As a result of this reevaluation, management has reissued the Form 10-K and the June 30, 2003 consolidated financial statements with expanded and clarified information.

     The amendment includes expanded and clarified disclosure in the Consolidated Financial Statements, primarily note 10 and note 11, which begin on page F-1, technical and clerical edits, expanded and clarified disclosure in “Risk Factors”, which begin on page 11, and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results and Plan of Operations”, which begin on page 20 in addition to expanding information pertaining to the Company’s equity and related parties discussed elsewhere in this Form 10-K/A as well as updated certifications by the certifying officers of the Company

     The aforementioned changes to the consolidated financial statements have no effect on the financial position and results of operations for the year ended June 30, 2003 or the results of operations and loss per share for the years ended June 30, 2001, 2002 and 2003.

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

     The Company believes the initial major deployments and the revenues for its flagship television platform, the Traverser™ DVDDS and the TV+ will not occur prior to the second quarter of fiscal year 2005. Such deployments together with an upturn of spending in the telephone industry should increase sales and improve the Company’s margins and provide the Company with the opportunity to attain profitability.

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

Intelligent POTS Splitter (iPOTS )™, iPOTS3 and Universal Bypass

     The mPhase iPOTS and the recently introduced iPOTS 3 are innovative products for the DSL industry that enables remote and cost effective testing of a copper telephone loop for DSL deployment by a telephone service provider. Loop management and maintenance including line testing, qualification and troubleshooting from a telecommunication service providers central office (CO) can be accomplished by use of these products. Prior to the introduction by mPhase of the iPOTS product line, testing by a telephone company of its copper wires for DSL, qualification and troubleshooting required the dispatching of personnel to the field. Thus the iPOTS product reduces the cost for a telephone service provider seeking to deploy and maintain DSL services. The (patent pending) iPOTS and new iPOTS3 products allow both wideband and narrowband testing of a telephone service provider's copper loop. The iPOTSi is designed for use with the Lucent Stinger, whereas, the iPOTS3 product is compatible with any vendors DSLAM.

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

Manufacturing

     mPhase subcontracts all of the manufacturing of its products to outside sources including related parties such as Janifast Ltd. and Microphase Corporation. We currently have no contracts in place for the manufacturing of our products with either Microphase Corporation or Janifast Ltd. or any other non-affiliated third party manufacturers. We periodically execute purchase orders for the manufacture of quantities of POTS Splitters that are produced by Janifast Ltd.

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

•	Low pass filter shelves and POTS Splitters, which separate and combine the DSL spectrum from the traditional voice service;

•	ADSL filters, which are filters that conform to the worldwide DSL standard and are utilized in the transmission of data and voice service; and

•	Bypass for telephone Splitter System, which enables an automated and remote bypass of the POTS Splitter so full metallic testing can be performed.

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

Back to Contents

     RISK FACTORS

     RISKS RELATED TO FINANCIAL ASPECTS OF OUR BUSINESS

mPhase’s Stock Price Has Suffered Significant Declines During the Past Three Years and Remains Volatile.

     The market price of our common stock closed at $2.72 on December 12, 2000 and closed at $.43 on December 12, 2003. Stocks in telelecommunications equipment providers of DSL products have been very volatile during such period. Our common stock is a highly speculative investment and is suitable only for such investors with financial resources that enable them to sustain the loss of their entire investment in such stock. Because the price of our common stock is less than $5.00 per share and is not traded on the NASDAQ National or NASDAQ Small Cap exchanges, it is considered to be a “penny stock” limiting the type of customers that broker/dealers can sell to. Such customers consist only of “established customers” and “Accredited Investors” (within the meaning of Rule 501 of Regulation D of the Securities Act of 1933, as amended-generally individuals and entities of substantial net worth) thereby limiting the liquidity of our common stock.

We have reported net losses for each of our fiscal years from our inception in 1996 and for the first quarter (unaudited) ended September 30, 2003 and may not be able to operate profitability in the future.

     We have had substantial operating losses since our inception in 1996 (including $6,649,011 and $11,361,372 for the fiscal year ended June 30, 2003 and fiscal year ended June 30, 2002, respectively and (unaudited) $ 864,511 and $1,801,425 for the quarters ending September 30, 2003 and September 30, 2002 respectively) and cannot be certain when or if we will ever be profitable. We expect to continue to have net losses for the foreseeable future and have a need to raise not less than $2 million in additional cash in the next 12 months through further offerings to continue operations. We have never been profitable from our inception in October, 1996 through September 30, 2003 (unaudited) and we have incurred (a) accumulated losses of $108,881,008 and a stockholder’s deficit of $3,881,154 and (b) cumulative negative cash flow of $44,031,903. As of September 30, 2003 (unaudited) we have a negative net worth of $3,881,154 and a negative working capital of $2,385,525.

Our Independent Auditor’s Report Express Doubt About Our Ability to Continue as a Going Concern.

     The reports of the Company’s outside auditors’ Rosenberg, Rich, Baker, Berman & Company with respect to its latest audited 10K for the fiscal years ended June 30, 2003, June 30, 2002 and June 30, 2001 stated that “there is substantial doubt of the Company’s ability to continue as a going concern.” We may be unsuccessful in raising additional needed capital necessary to continue our operations in the current capital markets because of the depressed price of our stock as a telecommunications equipment provider.

Our Common Stock is Subject to Significant Dilution Upon Issuance of Shares We Have Reserved for Future Issuance.

     As of October 27, 2003, we have warrants and options outstanding convertible into approximately 31,775,735 shares and 14,876,000 shares of mPhase common stock which, upon conversion, may adversely affect the future price of our common stock. As of October 27, 2003 we have warrants and options convertible into approximately 23,002,011 and 2,435,000 shares of our common stock at $.30 per share or less that, upon exercise, will result in significant dilution to many of our current shareholders and may adversely affect the future price of our common stock. As of October 27, 2003, the Company has approximately 3,130,330 shares of common stock reserved for the issuance upon the conversion of certain 12% convertible notes to related parties at $.30 per share which may adversely affect the future price of our common stock.We may be forced to raise additional cash for operations by selling additional shares of our common stock at depressed prices causing further dilution to our shareholders.

RISK FACTORS RELATED TO OUR OPERATIONS

We Have Been a Development-Stage Company Since Our Inception in 1996 and Have Not To Date Had a Significant Deployment of Either of Our Main Platforms for Delivery of Televison over DSL.

     We have had to date no material revenues derived from sales of our Traverser™ Digital Video Data Delivery System (DVDDS) or our mPhaseTV+ products or our new line of Intelligence POTS Splitters. There have been to date no major deployments of Television over DSL by telephone service providers globally and there currently is uncertainty as to the extent, if at all, that deployments will occur in the future.

We Depend Upon Outsourcing of our Research and Product Development of Our Television Platforms to Two Outside Entities.

     We depend upon GTRC for continued technical assistance in connection with deployment of the Traverser™ DVDDS platform and our business would be materially adversely affected if GTRC were to terminate our relationship. We owe GTRC approximately $1.8 million and are attempting to finalize an agreement in principal to convert a portion of such payables into our common stock on terms to be agreed upon, however, no assurances can be given that such an agreement will be reached. We depend upon Lucent for the successful development of our TV+ product and our business would be materially adversely affected if Lucent were to terminate our relationship.

The Loss of Key Personnel Could Adversely Effect Our Business.

     Management and employment contracts with all of our officers have expired and no assurances can be given that such executives will remain with the Company or that the Company will be able to successfully enter into agreements with such key executives. All of our officers have been granted stock options that are intended to represent a key component of their compensation. Such options may not provided the intended incentives to such officers if our stock price declines or experiences significant volatility.

Economic Support from Affiliated Companies has been Significant During the Downturn in The Telecommunications Industry.

     Both Microphase corporation, and Janifast Ltd. had provided significant financial support to mPhase during the past two years in the form of either cash infusions or conversions of related party debt. No assurances can be given that such companies, which share common management with mPhase, will be able to sustain such economic support of mPhase in the future should such support be necessary.

Sales and Margins form Our Component DSL Products has Varied Dramatically during the Past Two Years and Remains Volatile.

     Sales and gross margins from our POTS Splitter and other DSL products have experienced a significant decline during the period from June 30, 2001 through June 30, 2003 as a result of the significant downturn in capital spending by telecommunications service providers and although there has been a significant recovery in such sales during the quarter ended September 30, 2003 the outlook for continuing growth in sales remains uncertain.

We Rely On Single Sources for Supply of a Certain Component for out POTS Splitter Product that has been the Source of all of Our Revenues to Date.

     We purchase the core torroid which is a key component in our POTS Splitter Product from VAC corporation. We purchase such component on a purchase order basis and have no long term contract for the supply of such component. The loss of this current source of supply could result in us having to redesign our product at additional cost and result in lost revenues from our main source of sales to date.

We May Incur Substantial Expenditures in the Future In Order To Protect Our Intellectual Property.

     Although our Traverser™ DVDDS television platform is patent-protected and not the subject of any infringement allegations we do not have currently patents or patents pending for our TV+ product. The telecommunications industry, in general, is characterized by a large number of patents and frequent patent litigation based upon claims of patent infringement when compared to other industries.

Back to Contents

     RISK FACTORS RELATED TO OUR TARGETED MARKETS

Historically the Sale of Infrasture in the International Markets is Difficult and Uncertain.

     We expect the majority of our future revenues to be derived from international emerging markets and our success depends upon our ability to sell our flagship television platforms outside of the United States where political, currency and regulatory risks are significantly greater. As a result of their distance from the United States, different time zones, culture, management and language differences, these operations pose greater risk than selling in the United States. Our sales cycle for our TV over DSL platforms is lengthy (since it involves a major strategic decision by an international telecommunications service provider) and we may incur significant marketing expenses with no guarantee of future sales. A significant market for our Traverser™ DVDDS, mPhaseTV+ products may never develop if international telephone service providers fail to successfully deploy broadband services including high speed data and television Telephone service providers worldwide have significantly decreased capital expenditures for broadband and other deployment as a result of the current economic downturn in the industry. Future market demand that will cause telephone service providers to continue to aggressively roll out DSL, in general, and ADSL, ADSL2 and ADSL2+ in particular, is highly unpredictable especially in markets outside of the United States. Certain telephone companies (especially in developing international economies) may have copper wire infrastructure that is not of sufficient quality to accommodate the Traverser™ or mPhaseTV+ platform. Currency flucturations, changes in foreign taxes and import duties and economic and political instability in international markets pose a greater risk to our operations than U.S. markets.

Our Televison Platforms May Not Achieve Compliance with Regulatory Requirements in Foreign Countries.

     Our Traverser™ DVDDS and mPhaseTV+ platforms may fail to meet foreign regulatory standards. Since our targeted markets for our Television platforms involves countries outside of the United States, such products are subject to greater regulatory risks since they must comply with different standards of different countries than can vary widely in the telecommunications industry.

The Telecommunciations Industry is Subject to Intense Competition Charazterized by Swift Changes in Technology.

     The Telecommunications equipment industry is subject to swift and continuing innovation and technological changes that could render our Traverser™ DVDDS and TV+ products obsolete and intense competition in the industry could prevent our ever becoming profitable. Our competitors that sell DSL systems that compete with the Traverser™ and mPhaseTV+ system include much larger and better known and capitalized companies with significantly greater selling and marketing experience and financial resources such as ADC, Alcatel S.A., Calix Catena Networks, Copper Mountain, Advanced Fiber Communications, ECT Telecommunications, Ericsson, Fujitsu, Marconi, Motorola, NEC, Nortel, Huawei Technologies, Net to Net Technology, Nokia, UTS Starcom, DVTEL, Inc., Turnstone, Paradyne Networks, Samsung, 2 Wire, Siemens, TuT Systems, and Optibase Wesell. We also face competition from companies that provide infrastructure software products to deliver multi-channel digital television over telephone such as Imagic TV, Minerva Corporation and Myrio Corporation.Telephone service providers that are our targeted customers face competition from cable-based technologies, fixed wireless technologies and satellite technologies that may cause them not to deploy our Traverser™ DVDDS or TV+ products.

Deployment of Our Television Platforms Requires Certain Additional Investments By Telecommunications Service Providers.

     Our Customers may need to build a digital head-end to download television content from satellites involving a significant additional capital expenditure to utilize the digital Television capabilities of our Traverser™ DVDDS and TV+ products.

We may not be able to evolve our technology, products and services or develop new technology, products and services that are acceptable to our customers.

     The market for our broadcast digital television platforms over DSL is characterized by:

     Rapid technology change;

     New and improved product introductions;

     Changing customer Demands; and

     Evolving industry standards and product obsolescence.

     Our future success will depend upon our ability to continually enhance our existing broadcast digital television platforms as Asymetric Digital Subscriber Line (ADSL) technology migrates forward to ADSL2 and ADSL2+ with enhanced features such as the ability to deliver multiple television channels to one set top box and continually cost-reduce our platforms consistent with the demands of telecommunications service providers. The development of enhanced and new technology, products and services is a complex and uncertain process requiring high levels of innovation, highly-skilled engineering and development personnel, and the accurate anticipation of technological and market trends. We may not be able to identify, develop, market or support new or enhanced technology, products, or services on a timely basis, if at all owing to our size and limted financial resources.

Telecommunications Service Providers outside of the United States must be able to access sources for Broadcast Television Content in order to deploy our either of our Television Platforms.

     In order to have an incentive to deploy either the TV+ or the Traverser DVDDS platforms, an international telecommunications service provider must have access, to multiple channels of Television programming from content providers at prices that enable such provider to earn a profit from the deployment of television programming. In certain of our key target markets, such as Brazil, only cable companies are permitted under current law to provided such content and therefore a local service provider must either establish a working relationship with such a cable provider to have an incentive to utilize our products.

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

Issuance of Unregistered Securities

     The following securities were issued by us within the past three years and were not registered under the Securities Act of 1933, as amended (the “Act”). Each of the transactions is claimed to be exempt from registration under the Act.

     During the year ended June 30, 1999, we issued 1,599,332 shares of common stock to employees and consultants pursuant to Section 4(2) of the Act for services performed. We recognized a charge to operations of $8,760,866, based upon the fair market value of the shares.

     In April 1999, we issued 642,000 shares of our common stock and warrants to purchase up to 642,000 shares of our common stock at a combined price of $2.50 per share and warrant pursuant to Rule 506 of Regulation D of the Act for an aggregate of $1,605,000 in cash.

     In June and July, 1999, we issued 4,426,698 shares of our common stock at $2.50 per share pursuant to Rule 506 of Regulation D of the Securities Act for an aggregate of $11,066,745 in cash.

Back to Contents

     On July 26, 1999, 400,000 warrants were converted into 352,239 shares of common stock in a cashless exercise.

     In June 1999, we also issued 400,000 warrants each to purchase one share of common stock at an exercise price of $1.00 per share which expire in June 2004.

     During the year ended June 30, 2000 warrants to purchase 400,000 shares of common stock were exercised generating proceeds of $400,000.

     In December 1999 and January 2000, we sold, pursuant to Rule 506 of Regulation D of the Act, 1,000,000 shares of common stock at a price of $4.00 per share, for an aggregate of $4,000,000. In connection with the private placement, we issued 200,000 and 50,000 warrants to purchase common stock for services rendered pursuant to Section 4(2) of the Act. The warrants had an exercise price of $4.00 and $5.00, respectively.

     During February 2000, warrants to purchase 200,000 and 50,000 shares of common stock were exercised, at an exercise price of $4.00 and $5.00, respectively, generating additional proceeds of $1,050,000.

     In May 2000, we issued 1,040,625 shares of our common stock at $8.00 per share pursuant to Rule 506 of Regulation D of the Act for an aggregate of $8,325,000 in cash.

     In September 2000, we issued 510,000 shares of our common stock at $5.00 per share pursuant to Rule 506 of Regulation D of the Act for an aggregate of $2,550,000 in cash and in connection therewith 38,250 shares of common stock for services rendered pursuant to Section 4(2) of the Act.

     During the year ended June 30, 2000, we issued 1,164,215 shares of common stock to employees and consultants for services rendered.

     On November 30, 2000, we granted 150,000 shares of common stock for services rendered pursuant to Section 4(2) of the Act.

     During the quarter ended December 31, 2000, we granted 30,000 warrants to a consultant for services rendered pursuant to Section 4(2) of the Act.

Back to Contents

     During the nine month period ended December 31, 2000, we issued 320,000 shares of our common stock following the exercise of options and warrants resulting in gross proceeds of $327,500 and granted 1,035,000 options to employees and 1,572,000 options to consultants for services performed pursuant to Section 4(2) of the Act.

     In January 2001, we granted 102,000 shares of common stock for services rendered pursuant to Section 4(2) of the Act.

     In January 2001, we granted 250,000 shares of common stock for services rendered pursuant to Section 4(2) of the Act.

     On January 26, 2001 and February 9, 2001 we raised approximately $4,685,000 in cash through the issuance of 2,342,500 shares of our common stock and a like amount of warrants to purchase one share each of our common stock at an exercise price of $3.00 and a term of four years pursuant to Rule 506 of Regulation D of the Act. The Company issued 162,000 warrants to purchase one share each of our common stock at an exercise price of $3.00 and a term of four years to consultants in connection with these private placements.

     On April 3, 2001 we issued warrants to purchase 1,550,625 shares of common stock at an exercise price of $3.00 per share expiring on April 3, 2005 as consideration for consent to certain additional issuances.

     On April 16, 2001, we issued warrants to purchase 250,000, 250,000 and 500,000 shares of common stock at respective exercise prices of $5.00, $2.50 and $1.25 per share in connection with consulting services rendered pursuant to Section 4(2) of the Act.

     On May 7, 2001, we issued 300,000 shares of common stock and warrants to purchase 150,000 shares of common stock at an exercise price of $5.00 per share expiring on May 7, 2006 in connection with consulting services rendered pursuant to Section 4(2) of the Act.

     On May 25, 2001, we issued 587,000 shares of our common stock and a like amount of warrants at an exercise price of $3.00 per share and a term of five years pursuant to Rule 506 of Regulation D of the Act for approximately $587,000 in cash.

     On July 18, 2001 we issued 575,000 shares of our common stock and a like amount of warrants at an exercise price of $3.00 per share and a term of five years pursuant to Rule 506 of Regulation D of the Act for approximately $575,000 in cash.

     Effective June 30, 2001 the Company converted $2,420,039 of liabilities due to directors and related parties into 4,840,077 shares of the Company’s common stock pursuant to debt conversion agreements pursuant to Section 3(a)(9) of the Act.

     In September 2001, certain of our officers and directors purchased an aggregate of 2,000,000 shares of common stock for an aggregate investment of $1,000,000. This issuance was exempt pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Act.

     During December 2001, the Company converted $1,020,000 of liabilities due to Microphase and Janifast into 3,400,000 shares of the Company’s common stock and a like amount of warrants to purchase one share each of the Company’s common stock at an exercise price of $.30 pursuant to debt conversion agreements pursuant to Section 3(a)(9) of the Act.

     In December 2001 and January 2002, we issued 6,797,643 shares of common stock and a like amount of warrants at an exercise price of $.30 per share for a term of five (5) years pursuant to Rule 506 of Regulation D of the Act for approximately $2,000,000 in cash. This issuance was exempt pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Act.

     Effective March 31, 2002, the Company converted $420,872 of liabilities due to Piper Rudnick LLP, outside legal counsel to mPhase pursuant to Section 3(a)(9) of the Act into a warrant to purchase up to a total of $1,683,490 shares of the Company’s common stock which pursuant to EITF 96 18, has an approximate value of $.30 per share and a warrant to purchase 550,000 shares of the Company’s common stock at an exercise price of $.30 per share pursuant to the terms of payment agreement. In addition, Piper agreed to accept a Promissory note for $420,872 of current payables at an interest rate of 8% with payments of $5,000 per month commencing June 1, 2002 and continuing through December 1, 2003, with a final payment of principal plus accrued interest due at maturity on December 31, 2003.

     From August 2001 to June 2002, we issued an aggregate of 2,976,068 shares of common stock to consultants for an aggregate of $1,202,997. We also issued an aggregate of 2,675,000 warrants to consultants for an aggregate of $1,040,000. Each transaction was pursuant to Section 4(2) of the Act.

     Effective June 30, 2003, we issued 4,296,680 shares of Common Stock at $.30 per share plus 5 year warrants to purchase 4,296,680 shares of Common Stock at $.30 per share in a Private Placement pursuant to Rule 506 of Regulation D of the Act.

     During the year ended June 30, 2003, the Company issued 426,000 shares of its common stock valued at $112,245 and 1,690,000 warrants, valued at $203,150 based upon the fair market value of the Company’s common stock on the date of the grant using the Black-Scholes option pricing model. The Company recorded these charges, totaling $318,395 to operations for the year ended June 30, 2003.

     During the fiscal year ended June 30, 2003, the Company converted certain payables and accrued expenses with officers, related parties and strategic vendors pursuant to Section 4(2) of the Act aggregating approximately $1.9 million into 5,923,333 restricted shares of the Company’s common stock and 5 year warrants to purchase an additional 3,706,800 restricted shares of the Company’s common stock, of which 5,533,333 shares of common stock and 3,491,800 warrants were issued in settlement of $1,748,756 of debt to related parties.

Back to Contents

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and notes included in this annual report. The statement of operations data from October 2, 1996 (date of inception) to June 30, 1997 and for the year ended June 30, 1998, and the balance sheet data as of June 30, 1997 and 1998, are derived from financial statements that have been audited by Schuhalter, Coughlin & Suozzo, LLC, independent auditors, and are included in this document. The statement of operations data for the years ended June 30, 1999, 2000, and 2001 and the balance sheet data as of June 30, 1999, 2000, and 2001 are derived from financial statements that have been audited by Arthur Andersen LLP., independent auditors. The statement of operations data for the years ended June 30, 2002, and June 30, 2003 and the balance sheet data as of June 30, 2002 and June 30, 2003 are derived from financial statements that have been audited by Rosenberg Rich Baker Berman & Company, independent auditors, and are included in this document.

	Year Ended June 30,					Cumulative from inception October 2, 1996 to June 30, 2003

	1999	2000	2001	2002	2003

	(in thousands, except share data)

STATEMENT OF OPERATIONS DATA:
Total revenues	$—	$279	$10,524	$2,582	$1,582	$14,968

Costs and Expenses:
Cost of sales	—	132	5,805	2,415	1,493	9,845
Research and
development	3,563	10,157	10,780	3,820	3,538	34,347
General and
administrative	17,686	27,859	17,322	7,039	2,684	74,877
Depreciation and
amortization	410	471	660	670	515	2,767

Operating loss	(21,659)	(38,340)	(24,043)	(11,361)	(6,649)	(106,868)
Other income (expense), net	(1,162)	20	—	142	50	(1,254)
Interest income (expense)	(18)	158	43	(26)	(51)	106

Net loss	$(22,839)	$(38,162)	$(24,000)	$(11,245)	$(6,650)	$(108,016)

Basic and diluted net
loss per share	$(1.42)	$(1.41)	$(.72)	$(.23)	$(.10)

Shares used in basic and diluted
net loss per share	16,038,009	26,974,997	33,436,641	49,617,280	65,217,088

	Year Ended June 30,

	1998	1999	2000	2001	2002	2003

BALANCE SHEET DATA:
Cash and cash equivalents	$—	$7,978	$6,432	$31	$47	$397
Working capital (deficit)	(3,073)	4,936	3,557	(1,458)	(94)	(1,405)
Total assets	2,175	10,624	11,184	8,997	6,942	3,782
Long-term obligations, net of current portion	—	—	—	90	2,891	2,608
Total stockholders’ equity (deficit)	$(915)	$6,974	$7,329	$1,865	$(42)	$(3,229)

Back to Contents

     The statement of operations data as of the periods indicated below are derived from unaudited financial statements. The operations data for the quarterly periods ended September 30, 1999 and each quarter thereafter to and including the quarter ended December 31, 2001 are derived from unaudited financial statements reviewed by Arthur Andersen LLP and the operations data for the quarterly periods from March 31, 2002 and each quarter thereafter through and including the quarter ended September 30, 2003, have been derived from unaudited financial statements reviewed by Rosenberg, Rich, Baker, Berman & Company, and include all adjustments (consisting of normal recurring items) that management considers necessary for a fair presentation of the financial statements.

	Three months ended

	September 30	December 31	March 31	June 30

FISCAL 2003 QUARTERLY
STATEMENT OF OPERATIONS DATA:
Total revenues	$210	$562	$210	$600

Costs and Expenses:
Cost of sales	197	547	205	544
Research and development	803	753	906	1,077
General and administrative	893	731	544	516
Depreciation and amortization	131	129	129	127

Operating loss	(1,814)	(1,598)	(1,574)	(1,664)
Interest expense, Net	(18)	(15)	(11)	(6)
Gain on debt extinguishment	41	—	9	11
Gain (Loss) on investments		(16)	(12)	17

Net Loss	$(1,791)	$(1,629)	$(1,588)	$(1,642)

Basic and diluted net loss per share	$(.03)	$(.07)	$(.02)	$(.02)

Shares used in basic and diluted net loss per share(1)	60,881,131	65,914,466	65,956,810	68,164,160

	Three months ended

	September 30	December 31	March 31	June 30

	(in thousands, except share amounts)
FISCAL 2002 QUARTERLY
STATEMENT OF OPERATIONS DATA:
Total revenues	$537	$545	$866	$634

Costs and Expenses:
Cost of Sales	457	530	724	704
Research and development	1,111	1,257	539	912
General and administrative	2,862	1,641	1,355	1,182
Depreciation and amortization	193	209	136	132

Operating loss	(4,086)	(3,092)	(1,888)	(2,296)
Interest expense, Net	(10)	(1)	(5)	(10)
Gain (Loss) on debt extinguishment	33	5	85	19

Net Loss	$(4,063)	$(3,088)	$(1,808)	$(2,287)

Basic and diluted net loss per share	$(.10)	$(.07)	$(.03)	$(.04)

Shares used in basic and diluted net loss per share(1)	42,037,506	44,645,458	55,606,168	56,459,167

     (1) The quarterly earnings per share data above are computed independently for each of the quarters presented. As such, the sum of the quarterly per common share information may not equal the full year amounts due to rounding differences resulting from changes in the weighted-average number of common shares outstanding.

Back to Contents

     The statement of operations data as of the periods indicated below are derived from unaudited financial statements. The operations data for the quarterly periods ended September 30, 1999 and each quarter thereafter to and including the quarter ended December 31, 2001 are derived from unaudited financial statements reviewed by Arthur Andersen LLP and the operations data for the quarterly periods from March 31, 2002 and each quarter thereafter through and including the quarter ended September 30, 2003, have been derived from unaudited financial statements reviewed by Rosenberg, Rich, Baker, Berman & Company, and include all adjustments (consisting of normal recurring items) that management considers necessary for a fair presentation of the financial statements.

	Three months ended

	September 30	December 31	March 31	June 30

	(in thousands, except share amounts)
FISCAL 2001 QUARTERLY
STATEMENT OF OPERATIONS DATA:
Total revenues	$1,865	$5,231	$2,959	$469

Costs and Expenses:
Cost of Sales	872	2,779	1,689	465
Research and development	3,162	3,318	2,220	2,080
General and administrative	3,485	3,314	3,105	7,406
Depreciation and amortization	123	136	200	201

Operating loss	(5,779)	(4,316)	(4,255)	(9,683)
Interest income, Net	28	8	4	3

Net loss	$(5,751)	$(4,308)	$(4,251)	$(9,680)

Basic and diluted net loss per share	$(.18)	$(.13)	$(.12)	$(.27)

Shares used in basic and diluted net loss per share(1)	31,562,727	32,324,964	34,205,000	35,702,797

     (1) The quarterly earnings per share data above are computed independently for each of the quarters presented. As such, the sum of the quarterly per common share information may not equal the full year amounts due to rounding differences resulting from changes in the weighted-average number of common shares outstanding.

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

Back to Contents

     The Company has incurred net losses totaling approximately $108,016,497 million during the development of its flagship product from inception through June 30, 2003. In fiscal 2001, the Company had anticipated that the sales of its component products would be able to supplement the underwriting of the completion of our flagship product, the Traverser™. In fiscal 2002 these sales declined with the overall decline of DSL deployments and spending in the telephonic industry. The Company sales of its POTS splitter product continued to slow during most of fiscal year 2003 with overall revenue decreasing approximately $1 million as telecommunications spending continued to decline. The Company believes that its new iPOTS product will benefit from some of the existing DSL deployments in the future. Until such time such revenues are realized, the Company intends on maintaining its reduced cost structure to minimize its losses, which management believes will permit the Company to ultimately achieve profitability. The Company believes the initial deployments and the resultant revenues of its flagship television products are not expected to occur until the second quarter of fiscal year 2005. An upturn of spending in the telephonic industry for DSL component products should increase sales and improve the Company’s margins and provide the Company the opportunity to attain profitability.

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

     Cost of revenues. Total cost of revenues decreased to $1,493,394 for the year ended June 30, 2003 from $2,415,219 for the year ended June 30, 2002 due to the decrease in sales of POTS Splitter Shelves and other DSL component products. Gross margins for the period ended June 30, 2003 were unchanged from the 6% margins for the period ended June 30, 2002. During the year ended June 30, 2003 there was a continued slump in telecommunications spending negatively affecting sales of POTS Splitter Shelves and other DSL component products.

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

     General and administrative expenses. General and administrative expenses were $2,654,971 for the twelve-month period ended on June 30, 2003 as compared to $6,490,373 for the same period ended June 30, 2002.This represents a decrease of these expenses of $3,835,402, or approximately 59% in fiscal 2003 as a percentage of these expenses in Fiscal 2002. The decrease in administrative costs included a decrease of $1,696,721 in non-cash charges for the issuance of options to consultants which totaled $748,840 for the year ended June 30, 2003 as compared to $2,445,561 during the comparable period in 2002.The decrease also occurred as a result of the reduction in workforce and the reduction in marketing response to the current contraction in the telecommunications equipment market. Other components of the decrease in selling, general and administrative expenses were decreases in executive compensation and payroll and related costs by approximately $775,000, marketing expenses such as trade shows by approximately $250,000, occupancy costs by approximately $290,000, shareholder services and related expenses by approximately $190,000, insurance and risk management costs by approximately $145,000 and various decreases in other administrative categories aggregating approximating $490,000, all of which approximated reductions of general and administrative other than non-cash charges of $2,125,000. We do not expect such downward trend to continue but these expenses should remain at the current reduced levels until the Company commences deployment of its Television over DSL platforms. When the Company begins its marketing effort to roll out its DSL platform products, administrative and selling payroll and related costs will increase as the Company takes on new employees.

     Depreciation and Amortization. Depreciation and Amortization expense was $515,417 in fiscal 2003 as compared to $670,183 for 2002. These expenses decreased $154,766, or approximately 23% of the prior year’s expense, as a result of the Company’s reduced need for and outlays on capital expenditures in its two preceding fiscal years. We do not expect such downward trend to continue but such depreciation and amortization expense should remain at the current reduced levels until the Company commences deployment of its Television over DSL platforms. We expect to increase capital expenditures in connecting with the deployment of equipment at test sites with various telecommunications service providers globally as deployment of our TV+ product progresses and such equipent will need to be depreciated or amortized, as the case may be.

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

Back to Contents

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

     Cost of revenues. Cost of sales was $2,415,129 for the year ended June 30, 2002 as compared to $5,804,673 in the year ended June 30, 2001. Cost of revenues declined for the twelve months ended June 30, 2002 compared to the prior period ending June 30, 2001 primarily because of decreased sales. Operating margins for the period ended June 30, 2002 were 6%. The gross margins have varied dramatically as spending among telecommunication providers has contracted, coupled with downward pressures related to the supply and demand of telecommunications products. The single most significant reason the margins decreased dramatically was due to the reduced selling price of our POTS Splitter product. Discounts, consisting of a 2% discount from the amount invoiced if paid within 29 days. Such discounts amounted to $14,389 for the period ended June 30, 2002, and were offered to Covad Communication and Bell South Corporation two leading telecommunications service providers. In each case, the discount was offered to an existing customer to accelerate collections in connection with an order of our POTS Splitter product and was treated as a purchase discount to each our customers, and the reduction to net sales lowered the gross margins in the period.

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

STOCK-BASED COMPENSATION


     Financial Accounting Statement No. 123, Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation for grants to employees using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the “disclosure only” alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.


     The Company accounts for non-employee stock based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more readily determinable.

INVENTORY RESERVE AND VALUATION ALLOWANCE


     The Company carries its inventory at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists mainly of the Company’s POTS Splitter Shelf and Filters. In determining the lower of cost or market, the Company periodically reviews and estimates a valuation allowance to reserve for technical obsolescence and marketability. The allowance represents management’s assessment and reserve for the technical obsolescence based upon the inter-operability of its component products, primarily filters and splitters, with presently deployed and next generation DSL infrastructures as well as a reserve for marketability based upon current prices and the overall demand for the individual inventory items. Material changes in either the technical standards of future DSL deployments or further erosion in the demand for deployments of DSL infrastructures could affect the estimates and assumptions resulting in the amounts reported. The allowance is estimated as the difference between inventory at historical cost, on a first in first out basis, and market based upon assumptions about future demand, current prices and product liability, and charged to the provision for inventory, which is a component of cost of sales. At the point the historical cost is adjusted, a lower cost-basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

     During the fiscal years ended June 30, 2003, 2002 and 2001, the Company reserved approximately $302,000, approximately $928,000, and approximately $315,000, respectively, for technical obsolescence and marketability based upon current prices and overall demand and charged a like amount to expense, representing 8.4% of average inventory, at cost, of approximately $3,588,000 on hand during the period in fiscal 2003; 20.2% of average inventory, at cost, of approximately $4,602,000 on hand during the period in fiscal 2002; and 13.6% of average inventory, at cost, of approximately $2,309,000 on hand during fiscal 2001. The reserve and corresponding charges in fiscal 2002 were increased as the Company experienced a dramatic decrease, along with the entire telephonic industry, in demand for our component products in addition to the decision to table the production of certain product line items built on certain European standards and which the Company does not expect to pursue in the near future. As of June 30, 2003, the Company recorded a cost adjustment of approximately $1,059,000, recognizing permanent cost reductions due to price adjustments approximating $318,000 and reductions due to obsolescence resulting from a lack of inter-operability of certain components in inventory with the Company’s present product line approximating $741,000. As a result on June 30, 2003 the Company had a total inventory valuation reserve of $486,500 against its inventory with a total balance, at cost, of $2,589,678, or 18.8%. If there was to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory allowances and our gross margins could be adversely affected.


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

     Directors that are significant shareholders of Janifast Limited include Messrs Ronald A. Durando, Gustave T. Dotoli, and Necdet F. Ergul.

     Mr. Michael McInerney, an outside Director, is employed by Lintel, Inc. and Mr. Abraham Biderman was employed until September 30, 2003 by our former investment banking firm Lipper & Company.

     Messrs, Biderman, McInerney and Mr. Anthony Guerino own a relatively small amount of stock, warrants and options in mPhase Technologies, Inc.

     Mr. Durando, the President and CEO of mPhase, owns a controlling interest and is a director of Janifast Limited. Mr. Durando is Chief Operating Officer and Mr. Dotoli is an officer of Microphase Corporation. Mr. Ergul, the chairman of the board of mPhase, owns a controlling interest and is a director of Microphase Corporation. Microphase, Janifast, Hart Telephone and Lintel Corporation are significant shareholders of mPhase. Microphase, Janifast and Hart Telephone have converted significant liabilities to equity in fiscal years June 30, 2001, 2002 and in the current fiscal year. Management believes the amounts charged to the Company by Microphase, Janifast, mPhase Television.Net and Hart Telephone are commensurate to amounts that would be incurred if outside parties were used. The Company believes Microphase, Janifast and Hart Telephone have the ability to fulfill their obligations to the Company without further support from the Company.

Back to Contents

     Significant charges from related parties are summarized for the periods enumerated as follows:

	For the Years Ended June 30,

Charges and Expenses with Related Parties	2001	2002	2003

Charges incurred with Janifast
includedin:
Cost of sales and ending inventory	$8,932,378	$1,759,308	$178,959

Total Janifast	$8,932,378	$1,759,308	$178,959

Charges incurred with Microphase Corp.
includedin:
Cost of sales and ending inventory
(including Royalties)	$335,777	$200,440	$86,468
Research and development	1,660,606	876,074	428,434
General and administrative	132,600	136,080	133,200

Total Microphase Corp.	$2,128,983	$1,212,594	$648,102

Charges incurred with Lintel & Affiliates
includedin:
Research and developement	$192,000	$0	$0
General and administrative	285,000	0	0

Total Lintel & Affiliates	$477,000	$0	$0

Charges incurred with Joint Venture
Partners & Affiliates
includedin:
Research and developement	$949,420	$64,039	$0
General and administrative	60,000	0	0

Total Joint Venture Partners & Affiliates	$1,009,420	$64,039	$0

Total Charges with Related Parties
includedin:
Cost of sales and ending inventory	$9,268,155	$1,959,748	$2,65,427
Research and development	2,802,026	940,113	428,434
General and administrative	477,600	136,080	133,200

Total Charges with Related Parties	$12,547,781	$3,035,941	$827,061

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

     During the fiscal year ended June 30, 2002 certain strategic vendors and related parties converted approximately $2.7 million of accounts payable and accrued expenses into 7,492,996 shares of the Company’s common stock and 5,953,490 warrants. Such vendors include Microphase Corporation, Janifast, Ltd., and Piper Rudnick LLP, mPhase’s outside counsel.

     During the fiscal year ended June 30, 2003, certain strategic vendors and related parties converted approximately $1.9 million of accounts payable and accrued expenses into 5,923,333 shares of the Company’s common stock and 3,706,800 warrants. Such vendors include Microphase Corporation and Janifast Ltd. In addition, Messrs. Durando and Dotoli, converted $468,756 in back salary obligations into warrants to purchase 2,491,800 shares of common stock of the Company.

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

Back to Contents

     As a result, conversion of debt with related parties and strategic vendors during the periods enumerated is as follows:

Equity Conversions of Debt With Related Parties and Strategic Vendors	For the Years Ended June 30,

	2001	2002	2003

Related Party Conversions
Number of shares	4,840,077	6,546,550	5,533,333

Number of warrants	0	3,733,334	3,491,800

Amount converted to equity	$2,420,038	$1,594,628	$1,748,756

Strategic Vendor Conversions
Number of shares	0	999,662	390,000

Number of warrants	0	870,000	205,000

Amount converted to equity	$0	$529,503	$198,032

Total Related Party and Strategic
Party Conversions
Number of shares	4,840,077	7,546,212	5,923,333

Number of warrants	0	4,603,334	3,696,800

Amount converted to equity	$2,420,038	$2,124,131	$1,946,788

Gain on Extinguishment of Debt	$0	$142,236	$61,226

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

     During the fiscal years ended June 30, 2002 and 2003 the Company was able to negotiate extended payment terms for overdue accounts payable with strategic vendors. These obligations are now classified as notes payable and included in current and long-term portions of notes payable in the accompanying balance sheets, based upon the revised payment terms. The company believes they can maintain its present repayment schedule, or otherwise renegotiate such terms that are satisfactory to the Company and these vendors.

     On December 31, 2003, the Company became in arrears with respect to $420, 872 of a balloon payment on a Note payable to its outside Law Firm, Piper & Rudnick LLC. The Company is in discussion with respect to such law firm to extend and/or cancel all or portions of this debt. It should be noted that Piper & Rudnick hold warrants received in March of 2001 in exchange for cancellation of certain payables. Such warrants have conversion rights into our common stock for 2,233,490 shares that are being registered hereunder (see Selling Shareholders list - page 65 hereof) and are cashless. Such warrants could be exercised shares of our common stock which could then be sold in the open market upon the effectiveness of this Registration Statement on Form S-1 in the open market to recover our outstanding payable. See also Risk Factors Section on Page 8 hereof.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

d warrants received in March of 2001 in exchange for cancellation of certain payables. The information required by this item is set forth commencing on page F-1 attached hereto.

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

(1) Includes $7,500 annual stipend as a director for fiscal years ended June 30, 2001 and June 30, 2002. No such stipend was recorded for fiscal year ended June 30, 2003.
(2) Does not include 1,395,400 and 1,096,400 warrants to Messrs. Durando and Dotoli, respectively, to cancel previously unpaid compensation. Such warrants relate to $234,362 and $35,000 of unpaid cash compensation to Mr. Durando for fiscal years 2002 and $84,105 and $27,500 of unpaid cash compensation to Mr. Dotoli for fiscal years 2002 and 2003, respectively, the amounts of which are included in “Annual Compensation” in the above table.

No individual named above received prerequisites or non-cash compensation during the years indicated which exceeded the lesser of $50,000 or an amount equal to 10% of such person’s salary. No other executive officer received compensation and bonuses that exceeded $100,000 during any year.

Compensation of Directors

     During fiscal year 2003 mPhase compensated each of the inside directors with Warrants to purchase 75,000 shares of common stock at a price of $.40 per share. The outside directors were each compensated with Warrants to purchase 35,000 shares of common stock at $.40 per share. There was no cash stipend paid to any directors during the fiscal year 2003. A cash stipend was paid to each director in the amount of $7,500 for fiscal years 2002 and 2001.


STOCK OPTIONS

     The following table contains information regarding options granted in the fiscal year ended June 30, 2003 to the executive officers named in the summary compensation table above. For the fiscal year ended June 30, 2003, mPhase granted options and compensatory warrants to acquire up to an aggregate of 1,615,000 shares to employees and directors.

OPTION GRANTS IN LAST FISCAL YEAR
 (INDIVIDUAL GRANTS)

Name	Number of% Securities Underlying Option/SARS Granted (#)	of Total Option/SARS Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Market Price on Grant Dates	Expiration Dates	Potential Realizable Value of Assumed Annual Rates of Stock Price Appreciation for 5 Year Option Term
						0%	5%	10%

Ronald A. Durando	450,000	27.9%	$.40	$.31	2008	$0	$0	$44,665

Gustave T. Dotoli	350,000	21.7%	$.40	$.31	2008	$0	$0	$34,740

David Klimek	75,000	4.6%	$.40	$.31	2008	$0	$0	$7,445

Martin Smiley	200,000	12.4%	$.40	$.31	2008	$0	$0	$19,850

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

Compensation of Directors

     During fiscal year 2003 mPhase compensated each of the directors with Warrants to purchase 75,000 shares of common stock at a price of $.40 per share. The outside directors were each compensated with Warrants to purchase 35,000 shares of common stock at $.40 per share. There was no cash stipend paid to any directors during fiscal year 2003. A cash stripend was paid to each director in the amount of $7,500 for fiscal years 2002 and 2001.

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

Back to Contents

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 30, 2003, certain information regarding the beneficial ownership of our shares:

•	by each person who is known by us to be the beneficial owner of more than five percent (5%) of its outstanding common stock;

•	each of our directors;

•	by each executive officer named in the Summary Compensation Table; and,

•	by all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Number of “Shares” of Common Stock Beneficially Owned	Percentage Ownership of Common Stock(2)

Necdet F. Ergul(7)(9)	16,477,451	21.0%
Ronald A. Durando(3)(7)	15,584,548	19.9%
Gustave T. Dotoli(7)(10)	4,596,100	6.1%
J. Lee Barton(4)(6)(7)(8)	3,589,000	5.0%
David Klimek(7)	715,000	1.0%
Lintel, Inc.(6)	4,114,219	5.7%
Abraham Biderman(5)(7)	312,733	*
Anthony Guerino(7)	302,500	*
Michael McInerney(7)(8)	168,900	*
Martin Smiley(11)	3,841,050	5.2%
Microphase Corp,(12)	14,169,535	18.2	%(12)
Janifast(13)	8,550,000	11.7	%(13)

All executive Officers & Directors as a group (eight people) (8)	49,701,501	53.1%

*	Less than 1%
(1)	Unless otherwise indicated, the address of each beneficial owner is 587 Connecticut Avenue, Norwalk, Connecticut 06854-1711.
(2)
Unless otherwise indicated, mPhase believes that all persons named in the table have sole voting and investment power with respect to all shares of the Company shares beneficially owned by them. The percentage for each beneficial owner listed above is based on 72,086,186 shares outstanding on October 27, 2003, and, with respect to each person holding options or warrants to purchase shares that are exercisable within 60 days after October 27, 2003, the number of options and warrants are deemed to be outstanding and beneficially owned by the person for the purpose of computing such person’s percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The number of shares indicated in the table include the following number of shares issuable upon the exercise of warrants or options:

Necdet F. Ergul	6,541,250
Ronald A. Durando	6,142,067
Gustave Dotoli	3,513,067
J. Lee Barton	295,000
Lintel, Inc.	—
David Klimek	322,500
Martin Smiley	2,443,007
Michael McInerney	155,500
Abraham Biderman	307,500
Anthony Guerino	302,500

(3)	Includes 1,396,148 shares held by Durando Investment LLC, and 7,350,000 shares and 1,200,000 warrants held by Janifast which Mr. Durando controls and 230,000 shares owned by Karen and Ronald Durando Foundation; and 95,000 shares owned by Durando Charitable Remainder Trust.
(4)	Includes 100,000 shares owned by Kim Barton, his wife and 100,000 shares owned by Betty Barton, his daughter. Mr. Barton resigned from the Board of Directors in March 2002.
(5)	Includes 5,233 shares of common stock, options and warrants for 272,500 shares of common stock. Does not include 1,103,225 shares held by Lipper & Co, where Mr. Biderman is a director.
(6)	The address for Lintel, Inc. and J. Lee Barton, who is Chief Executive Officer of Lintel, Inc. is 196 North Forest Avenue, P.O. Box 388, Hartwell, GA 30643.
(7)	Includes options for 25,000 shares of common stock received as compensation for participation on the Board of Directors.
(8)	Mr. Michael P. McInerney, President of Lintel, Inc. subsidiaries, was appointed to the Board at the 2002 Annual Shareholders meeting.
(9)	Includes 200,000 shares owned by Berrin Snyder, his daughter and 150,000 owned by Eda Peterson, his daughter. Also includes 8,244,667 shares and 3,200,000 warrants and 1,200,000 shares and warrants to purchase 1,200,000 shares issuable pursuant to the terms of a convertible note held by Microphase Corporation, a company in which Mr. Ergul is the President and Chief Executive Officer.
(10)	Includes 195,000 shares owned by Patricia and Gustave Dotoli Foundation; and 30,000 shares owned by Dotoli Charitable Remainder Trust.
(11)	Includes 333,334 shares and warrants to purchase 333,334 shares issuable pursuant to the terms of a convertible note.
(12)	Includes 8,244,667 shares and 3,200,000 warrants and 1,200,000 shares and warrants to purchase 1,200,000 shares issuable pursuant to the terms of a convertible note held by Microphase Corporation, the totals of which are included in the total beneficially owned shares of Necedet F. Ergul.
(13)	Includes 7,350,000 shares and 1,200,000 warrants, the totals of which are included in the total beneficially owned shares of Ronald A. Durando.

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

     Directors that are significant shareholders of the Company include Messrs Ronald A. Durando, Gustave T. Dotoli, Necdet F. Ergul and Mr. David Klimek. Mr. Michael McInerney, an outside Director, is employed by Lintel, Inc. and Mr. Abraham Biderman was employed until Sepember 30, 2003 by our former investment banking firm Lipper & Company. Messrs, Biderman, McInerney and Mr. Anthony Guerino own a relatively small amount of stock, warrants and options in mPhase Technologies, Inc.

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

     In July 2000, mPhase added a member to the Board of Directors who is employed by an investment-banking firm that has assisted and is expected to continue to assist the Company in raising capital through private financing. During the year ended June 30, 2001, the Company issued 140,350 shares of common stock for investment banking services rendered during the period and recorded an additional $69,000 of fees which is included in accrued expenses at June 30, 2001. A member of mPhase’s Board of Directors is employed by Lintel, Inc, the parent corporation of Hart Telephone. The Company has installed its prototype product and commenced beta testing at Hart Telephone. In addition, the Company has entered into a supply agreement with Hart Telephone upon the commencement of commercial production of the Traverser™. As consideration for the execution of the agreement with Hart Telephone, in May 2000, mPhase issued Hart Telephone 125,000 options each to purchase one share of common stock at an exercise price of $1.00 (valued at $1,010,375), which is included in research and development expenses in the accompanying statement of operations for the year ended June 30, 2000. Mr. J. Lee Baron the president and chief executive officer of Lintel Inc., (Lintel is the parent of Hart Telephone Company), and at that time a Director of the Company, received a $285,000 bonus, a stock award of 140,000 shares and 100,000 options in addition to the 125,000 granted to Hart for beta testing services in the year ended June 30, 2000 and 120,000 options for services as a Director for the year ended June 30, 2001.

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

FINANCIAL STATEMENT SCHEDULES:

EXHIBITS

EXHIBITS
NUMBER
REFERENCE	DESCRIPTION

2.1*	Exchange of Stock Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2(a) to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no. 000-24969)).

2.2*	Exchange of Stock Agreement and Plan of Reorganization dated June 25, 1998 (incorporated by reference to Exhibit 2(b) to our registration statement on Form 10SB-12G filed on May 6, 1999 (file no. 000-24969)).

3.1*	Certificate of Incorporation of Tecma Laboratory, Inc. filed December 20, 1979 (incorporated by reference to Exhibit 3(a) to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no. 000-24969)).

3.2*	Certificate of Correction to Certificate of Incorporation of Tecma Laboratory, Inc. dated June 19, 1987 (incorporated by reference to Exhibit 3(b) to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no. 000-24969)).

3.3*	Certificate of Amendment of Certificate of Incorporation of Tecma Laboratory, Inc. filed August 28, 1987 (incorporated by reference to Exhibit 3(c) to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no. 000-24969)).

3.4*	Certificate of Amendment of Certificate of Incorporation of Tecma Laboratories, Inc. filed April 7, 1997 (incorporated by reference to Exhibit 3(d) to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no. 000-24969)).

3.5*	Certificate of Amendment of Certificate of Incorporation of Lightpaths TP Technologies, Inc. filed June 2, 1997 (incorporated by reference to Exhibit 3(e) to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no. 000-24969)).

3.6*	Certificate of Amendment of Certificate of Incorporation of mPhase Technologies, Inc. filed September 15, 2000 (incorporated by reference to Exhibit 3i to our quarterly report on Form 10Q filed on November 13, 2000 (file no. 000-24969)).

3.7*	Bylaws of the Company (incorporated by reference to Exhibit 3(g) to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no. 000-24969)).

4.1*	Form of Registration Rights Agreement, dated January 26, 2001, by and among the Company and the purchasers listed on Schedule A attached thereto (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).

4.2*	Form of Registration Rights Agreement, dated February 9, 2001, by and among the Company and the purchasers listed on Schedule A attached thereto (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).

10.1*	License Agreement, dated March 26, 1998, between the Company and Georgia Tech Research Corporation (incorporated by reference to Exhibit 10(e) to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no. 000- 24969)).

Back to Contents

EXHIBITS
NUMBER
REFERENCE	DESCRIPTION

10.2*	First Amendment to the License Agreement, dated January 8, 2001, between the Company and Georgia Tech Research Corporation (incorporated by reference to Exhibit 10.2 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).

10.3*	Employment Agreement between Ronald A. Durando and the Company (incorporated by reference to Exhibit 10.8 to our registration statement on Form SB-2 filed on August 13, 1999 (file no. 333-85147)).

10.4*	Employment Agreement between Gustave T. Dotoli and the Company (incorporated by reference to Exhibit 10.9 to our registration statement on Form SB-2 filed on August 13, 1999 (file no. 333-85147)).

10.5*	Employment Agreement between Martin S. Smiley and the Company, dated as of August 15, 2000 (incorporated by reference to Exhibit 10.5 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).

10.6*	Employment Agreement between David C. Klimek and the Company, dated as of April 1, 2001 (incorporated by reference to Exhibit 10.6 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).

10.7*	Manufacturing Services Agreement, dated March 14, 2001, by and between the Company and Flextronics International USA, Inc (incorporated by reference to Exhibit 10.7 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).

10.8*	Supply Agreement by and between the Company and Hart Telephone Company, Inc., date of August 19, 1998 (incorporated by reference to Exhibit 10.8 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).

10.9*	Facilities/Services Agreement between the Company and Microphase Corporation, dated as of July 1, 1998. (incorporated by reference to Exhibit 10.9 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).

10.10*	Company’s 2001 Stock Incentive (incorporated by reference to Exhibit C to our preliminary proxy statement on Form Pre 14A filed on March 21, 2001 (file no.000-30202)).

10.11*	License Agreement, dated July 31, 1996, by and between AT&T Paradyne Corporation and Microphase Corporation. (incorporated by reference to Exhibit 10.11 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).

10.12(a)*	Assignment Agreement, dated February 17, 1997, by and between the Company and Microphase Corporation. (incorporated by reference to Exhibit 10.12 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33- 63262)).

10.12(b)*	Distribution Agreement effective May 15, 2002 by and between Corning Cable System and the Company.

10.13.**	Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc., effective as of December 1, 2002, relating to Video Services Switch and Statement of Work, dated December 9, 2002.

Back to Contents

EXHIBITS
NUMBER
REFERENCE	DESCRIPTION

10.14. **	Purchase Order between the Company and Lucent Technologies, Inc., dated December 15, 2002, for cost reduction of the mPhase Traverser INI™ set box.

10.15.	Co-Branding Agreement, dated as of January 21, 2003, between the Company and Lucent Technologies, Inc.

10.16**	Systems Integrator Agreement, dated as of April 4, 2003, between the Company and Lucent Technologies, Inc.

21*	List of Subsidiaries (incorporated by reference to Exhibit 21 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).

23.1*	Consents of Schuhalter, Coughlin & Suozzo, LLC dated August 31, 1998 and Mauriello, Franklin & LoBrace, P.C. dated August 31, 1998 (incorporated by reference to Exhibit 23 to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no. 000-24969)).

23.2*	Consents of Schuhalter, Coughlin & Suozzo, LLC dated April 23, 1999 and Mauriello, Franklin & LoBrace, P.C. dated April 23, 1999 (incorporated by reference to Exhibit 23 to our registration statement on Form 10SB-12G filed on May 6, 1999 (file no. 000-24969)).

23.3*	Consent of Schuhalter, Coughlin & Suozzo, LLC dated August 13, 1999 (incorporated by reference to Exhibit 23.1 to our registration statement on Form SB-2 filed on August 13, 1999 (file no. 333-85147)).

23.4*	Consent of Arthur Andersen LLP (incorporated by reference to our registration statement, Amendment No. 2 filed on Aug. 15, 2001.)

23.5*	Consent of Schuhalter, Coughlin & Suozzo, LLC (incorporated by reference to our registration statement, Amendment No. 2 filed on Aug. 15, 2001.)

23.6*	Consent of Piper Marbury Rudnick & Wolfe LLP (incorporated by reference to our registration statement, Amendment No. 2 filed on Aug. 15, 2001.)

23.7*	Consent of Rosenberg, Rich , Baker, Berman and Company (incorporated by reference to our registration statement, Amendment No. 1/A filed on August 1 2002 .)

23.8*	Consent of Schuhalter, Coughlin & Suozzo, LLC (incorporated by reference to our registration statement, Amendment No 1/A filed on August 2, 2002.)

23.9*	Consent of Piper&Rudnick LLP. (incorporated by reference to our registration statement, Amendment No. 1/A filed on August 2, 2002)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference.

** All or portions of such Agreements have been omitted and the Company has requested that the omitted sections be treated as “Confidential Information” pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended and has been filed with the Securities and Exchange Commission separately.

Back to Contents

FINANCIAL STATEMENTS

PAGE

Report of Rosenberg Rich Baker Berman & Company	F-1

Report of Arthur Andersen LLP	F-2

Report of Schuhalter, Coughlin & Suozzo, PC	F-3

Consolidated Balance Sheets as of June 30, 2002 and 2003	F-4

Consolidated Statements of Operations for the years ended June 30, 2001, 2002 and 2003 and for the period from inception (October 2, 1996) through June 30, 2003.	F-5

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period from inception (October 2, 1996) to June 30, 1997 and for each of the six years in the period ended June 30, 2003	F6-10

Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2002 and 2003 and for the period from inception (October 2, 1996) through June 30, 2003.	F-11

Notes to Consolidated Financial Statements	F-12

Back to Contents

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of mPhase Technologies, Inc.:

     We have audited the accompanying consolidated balance sheets of mPhase Technologies, Inc. (a New Jersey corporation in the development stage) and subsidiaries as of June 30, 2003 and June 30, 2002, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), cash flows and Schedule II (Valuation and Qualifying Accounts, Item 14B) for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of mPhase Technologies, Inc. for the period from inception to June 30, 2001. Such amounts are included in the cumulative from inception to June 30, 2001 totals of the statements of operations, changes in stockholders’ equity and cash flows and reflect total net loss of 83 percent of the related cumulative totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from inception to June 30, 2001, included in the cumulative totals, is based solely upon the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of mPhase Technologies, Inc. and subsidiaries as of June 30, 2003 and 2002 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2003 and for the period from inception to June 30, 2003, in conformity with accounting principles generally accepted in the United States.

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

     As discussed in Note 14 to the consolidated financial statements, management has expanded certain disclosures in the accompanying consolidated financial statements. The resulting changes from these expanded disclosures and additional schedules have no effect on the financial position and results of operations for the year ended June 30, 2003 . As a result of these expanded disclosures, management has reissued the June 30, 2003 consolidated financial statements to reflect these expanded disclosures.

Rosenberg Rich Baker Berman & Company
Bridgewater, NJ

September 10, 2003, except for Note 14 as to which the date is December 5, 2003.

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

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
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

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY (DEFICIT):
Common Stock, stated value $.01, 150,000,000
shares authorized; 60,807,508 and 71,453,521 shares issued and
outstanding, in 2002 and 2003, respectively	608,075	714,535
Additional paid-in capital	100,751,284	104,081,049
Deferred compensation	(23,923)	—
Deficit accumulated during development stage	(101,366,286)	(108,016,497)
Unrecognized capital losses	(4,026)	—
Less-treasury stock, 13,750 shares, at cost	(7,973)	(7,973)

Total stockholders’ equity (deficit)	(42,849)	(3,228,886)

Total liabilities and stockholders’ equity (deficit)	$6,942,515	$3,781,649

The accompanying notes are an integral part of these consolidated balance sheets.

Back to Contents

     mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,			From Inception (October 2, 1996) to June 30, 2003

	2001	2002	2003

TOTAL NET REVENUES	$10,524,134	$2,582,446	$1,581,639	$14,967,695

COSTS AND EXPENSES:
Cost of Sales (see also note 11 Related Party Transactions)	5,804,673	2,415,129	1,493,394	9,844,952
Research and development (including non-cash stock related charges of $0, $267,338, $385,495 and $2,045,669 respectively, see also note 11 Related Party Transactions)	10,779,570	3,819,583	3,538,305	34,347,079
General and administrative (including non-cash stock related charges of $7,398,455, $2,994,111, $748,840, and $46,090,349 respectively, see also note 11 Related Party Transactions)	17,321,614	7,038,923	2,683,534	74,877,136
Depreciation and Amortization	660,372	670,183	515,417	2,767,029

Total costs and expenses	34,566,229	13,943,818	8,230,650	121,836,196

Loss from operations	(24,042,095)	(11,361,372)	(6,649,011)	(106,868,501)

OTHER INCOME (EXPENSE):
Gain On Extinguishments	—	142,236	61,226	203,462
Minority interest loss in consolidated subsidiary	—	—	—	20,000
Loss from unconsolidated subsidiary	—	—	—	(1,466,467)
Loss on sale of securities	—	—	(11,258)	(11,258)
Interest income (expense), net	43,361	(26,225)	(51,168)	106,267

Total other income (expense)	43,361	116,011	(1,200)	(1,147,996)

NET LOSS	$(23,998,734)	$(11,245,361)	$(6,650,211)	$(108,016,497)

Unrealized holding (loss) gain on securities	—	(4,026)	4,026	—

COMPREHENSIVE LOSS	$23,998,734)	$(11,249,387)	$(6,646,185)	$(108,016,497)

LOSS PER COMMON SHARE, basic and diluted	$(0.72)	$(.23)	$(.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	33,436,641	49,617,280	65,217,088

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

mPHASE TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE SIX YEARS
IN THE PERIOD ENDED JUNE 30, 2003

	Common Stock			Additional Paid-In Capital			TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)

	Shares	$.01 Stated Value	Treasury Stock		Deferred Compensation	Accumulated Deficit

BALANCE, OCTOBER 2, 1996 (date of inception).	1,140,427	$11,404	$—	$459,753	$—	$(537,707)	$(66,550)
Issuance of common stock of Tecma Laboratories, Inc., for 100% of the Company.	6,600,000	66,000	—	(537,157)	—	537,707	66,550
Issuance of common stock, in private placement, net of offering costs of $138,931	594,270	5,943	—	752,531	—	—	758,474
Net loss	—	—	—	—	—	(781,246)	(781,246)

BALANCE, JUNE 30, 1997	8,334,697	83,347	—	675,127	—	(781,246)	(22,772)

Issuance of common stock with warrants, in private placement, net of offering costs of $84,065	999,502	9,995	—	791,874	—	—	801,869
Issuance of common stock for services	300,000	3,000	—	147,000	—	—	150,000
Issuance of common stock in connection with investment in unconsolidated subsidiary	250,000	2,500	—	122,500	—	—	125,000
Repurchase of 13,750 shares of common stock	—	—	(7,973)	—	—	—	(7,973)
Issuance of common stock with warrants in private placement, net of offering costs of $121,138	1,095,512	10,955	—	659,191	—	—	670,146
Issuance of common stock for financing services	100,000	1,000	—	(1,000)	—	—	—
Issuance of common stock in consideration for 100% of the common stock of Microphase Telecommunications, Inc.	2,500,000	25,000	—	1,685,000	—	—	1,710,000

Net loss	—	—	—	—	—	(4,341,059)	(4,341,059)

BALANCE, JUNE 30, 1998	13,579,711	$135,797	$(7,973)	$4,079,692	$—	$(5,122,305)	$(914,789)

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE SIX YEARS
IN THE PERIOD ENDED JUNE 30, 2002

	Common Stock			Additional Paid-In Capital			TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)

	Shares	$.01 Stated Value	Treasury Stock		Deferred Compensation	Accumulated Deficit

BALANCE, JUNE 30, 1998	13,579,711	$135,797	$(7,973)	$4,079,692	$—	$(5,122,305)	$(914,789)
Issuance of common stock with warrants in private placements, net of offering costs of $107,000	3,120,000	31,200	—	2,981,800	—	—	3,013,000
Issuance of common stock for services	1,599,332	15,993	—	8,744,873	—	—	8,760,866
Issuance of common stock with warrants in private placement, net of offering costs of $45,353	642,000	6,420	—	1,553,227	—	—	1,559,647
Issuance of common stock in private placement, net of offering costs of $679,311	4,426,698	44,267	—	10,343,167	—	—	10,387,434
Issuance of stock options for services	—	—	—	7,129,890	—	—	7,129,890
Issuance of warrants for services	—	—	—	16,302	—	—	16,302
Deferred employee stock option compensation	—	—	—	—	(140,000)	—	(140,000)
Net loss	—	—	—	—	—	(22,838,344)	(22,838,344)

BALANCE, JUNE 30, 1999	23,367,741	233,677	$(7,973)	$34,848,951	$(140,000)	$(27,960,649)	$6,974,006
Issuance of common stock and options in settlement	75,000	750	—	971,711	—	—	972,461
Issuance of common stock upon exercise of warrants and options	4,632,084	46,321	—	5,406,938	—	—	5,453,259
Issuance of common stock in private placement, net of cash offering costs of $200,000	1,000,000	10,000	—	3,790,000	—	—	3,800,000
Issuance of common stock in private placement, net of cash offering costs of $466,480	1,165,500	11,655	—	9,654,951	—	—	9,666,606
Issuance of common stock for services	1,164,215	11,642	—	8,612,265	—	—	8,623,907
Issuance of options for services	—	—	—	9,448,100	—	—	9,448,100
Deferred employee stock option compensation	—	—	—	1,637,375	(1,637,375)	—	—
Amortization of deferred employee stock option compensation	—	—	—	—	551,707	—	551,707
Net loss	—	—	—	—	—	(38,161,542)	(38,161,542)

BALANCE, JUNE 30, 2000	31,404,540	$314,045	$(7,973)	$74,370,291	$(1,225,668)	$(66,122,191)	$7,328,504

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE SIX YEARS
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

The accompanying notes are an integral part of these consolidated financial statements

Back to Contents

mPHASE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE SIX YEARS
IN THE PERIOD ENDED JUNE 30, 2003

	Shares	$.01 Stated Value	Treasury Stock	Additional Paid-in Stock	Deferred Compensation

Balance June 30, 2001	41,344,467	$413,445	$(7,973)	$92,293,370	$(713,275)
Sale of Common stock with warrants in private placement	6,980,643	69,807	—	1,903,943	—
Issuance of Common stock for services	2,976,068	29,760	—	1,169,241	—
Issuance of options and warrants for services	—	—	—	1,877,937	—
Cancellation of unearned options to former employees	—	—	—	(140,802)	140,802
Amortization of deferred employee stock option compensation	—	—	—	—	548,550
Issuance of common stock and warrants in settlement of debt to related parties and strategic vendors	7,492,996	74,930	—	2,663,728	—
Sale of Common stock to certain Officers and Directors in private placement	2,000,000	20,000	—	980,000	—
Issuance of Common stock upon exercise of options	13,334	133	—	3,867	—
Net Loss	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—

Balance, June 30, 2002	60,807,508	$608,075	$(7,973)	$100,751,284	$(23,923)

Sale of Common stock with warrants in private placement, net of Cash offering costs of $124,687	4,296,680	42,967	—	1,121,351	—
Issuance of Common stock for services	426,000	4,260	—	107,985	—
Issuance of options and warrants for services	—	—	—	274,100	—
Amortization of deferred employee stock option compensation	—	—	—	—	23,923
Issuance of common stock and warrants in settlement of debt to related parties and strategic vendors	5,923,333	59,233	—	1,826,329	—
Net Loss	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—

Balance, June 30, 2003	71,453,521	$714,535	$(7,973)	$104,081,049	$0

The accompanying notes are an integral part of these consolidated financial statements

Back to Contents

mPHASE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE SIX YEARS
IN THE PERIOD ENDED JUNE 30, 2003

	Accumulated Deficit	Comprehensive Loss	TOTAL STOCKHOLDERS EQUITY (DEFICIT)

Balance June 30, 2001	$(90,120,925)	—	$1,864,642
Issuance of Common stock with warrants in private placement	—	—	1,973,750
Issuance of Common stock for services	—	—	1,199,001
Issuance of options and warrants for services	—	—	1,877,937
Cancellation of unearned options to former employees	—	—	—
Amortization of deferred employee stock option compensation	—	—	548,550
Issuance of common stock and warrants in settlement of debt to related parties and strategic vendors	—	—	2,738,658
Sale of Common stock to certain Officers and Directors in private placement	—	—	1,000,000
Issuance of Common stock upon exercise of options	—	—	4,000
Net Loss	(11,245,361)	—	(11,245,361)
Other comprehensive loss	—	(4,026)	(4,026)

Balance, June 30, 2002	$(101,366,286)	$(4,026)	$(42,849)

Issuance of Common stock with warrants in private placement, net of cash offering costs of $124,687	—	—	1,164,318
Issuance of Common stock for services	—	—	112,245
Issuance of options and warrants for services	—	—	274,100
Amortization of deferred employee stock option compensation	—	—	23,923
Issuance of common stock and warrants in settlement of debt to related parties and strategic vendors	—	—	1,885,562
Net Loss	(6,650,211)	—	(6,650,211)
Other comprehensive (loss) gain	—	4,026	4,026

Balance, June 30, 2003	$(108,016,497)	$(0)	$(3,228,886)

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,			Inception (October 2, 1996) to June 30, 2003

	2001	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,998,734)	$(11,245,361)	$(6,650,211)	$(108,016,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,235,213	1,653,346	1,425,952	5,594,140
Book value of fixed assets disposed	61,414	—	—	74,272
Loss on unconsolidated subsidiary	—	—	—	1,466,467
Provision for doubtful accounts	29,218	2,906	—	32,124
Impairment of note receivable	212,500	20,250	—	232,750
Loss on securities	—	—	11,258	11,258
Gain on Extinguishments	—	(142,236)	(61,226)	(203,462)
Non-cash common stock, common stock option and warrant expense	7,398,455	3,261,449	1,134,335	48,144,097
Changes in operating assets and liabilities:
Accounts receivable	(170,466)	15,748	(13,355)	(319,259)
Inventory	(4,303,895)	961,179	1,449,628	(1,893,088)
Prepaid expenses and other
current assets	88,280	173,649	(29,652)	(596,449)
Production advances-related parties	1,109,641	—
Other assets	(150,000)	146,420	3,580	—
Receivables from subsidiary	—	—	—	(150,000)
Due from officer	(100,000)	100,000	—	—
Accounts payable	2,802,008	(340,057)	174,939	4,157,395
Accrued expenses	(5,394)	332,819	273,986	1,812,571
Deferred revenue	—	214,180	—	214,180
Due to related parties:
Microphase	709,832	864,555	721,544	2,295,949
Janifast	1,272,709	907,450	99,841	2,280,000
Officers	(412,400)	312,504	246,835	559,339
Accrued expense, Lintel	477,000	—	—	477,000
Due to Others	59,566	25,794	—	211,972

Net cash used in operating activities	(13,685,053)	(2,735,405)	(1,212,546)	(43,615,241)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in patents and licensing rights	(148,127)	(74,649)	—	(375,720)
Purchase of property and equipment	(705,577)	(31,445)	(73,305)	(2,537,105)

Net cash used in investing activities	(853,704)	(106,094)	(73,305)	(2,912,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement of common stock and exercise of options and warrants	8,137,345	2,977,750	1,090,474	46,507,918
Repurchase of treasury stock at cost	—	—	—	(7,973)
Advances from Microphase	—	—	527,840	527,840
Proceeds from notes payable officers	—	—	130,000	130,000
Repayment of notes payable – officers	—	—	(30,000)	(30,000)
Repayment of notes payable	—	(120,191)	(82,668)	(202,859)

Net cash provided by financing activities	8,137,345	2,857,559	1,635,646	46,924,926

Net increase (decrease) in cash	(6,401,412)	16,060	349,623	396,688
CASH AND CASH EQUIVALENTS, beginning of period	6,432,417	31,005	47,065	—

CASH AND CASH EQUIVALENTS, end of period	$31,005	$47,065	$396,860	$396,860

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

     Management estimates that the Company will need additional minimum capital of $2.0 million by June 30, 2004 to continue its operations either through revenues from sales, external independent or related party funding further expense reductions some combination thereof. The Company presently has ongoing discussions and negotiations with a number of additional financing alternatives, one or more of which it believes will be able to successfully close to provide necessary working capital, while maintaining sensitivity to shareholder dilution issues. However, the Company has no definitive agreements to provide funding at this time.

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

LONG-LIVED ASSETS

     The Company accounted for long-lived assets for the years ended June 30, 2001 and 2002 in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The Company reviewed its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such changes in circumstances may include, among other factors, a significant change in technology that may render an asset or an asset group obsolete or noncompetitive, a significant change in the extent or manner in which an asset is used, evidence of a physical defect in an asset or asset group or an operating loss.

     In June 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which became effective for the Company July 1, 2002 for the fiscal year ended June 30, 2003. As a result of this new standard, goodwill will no longer be amortized, but will be tested annually for impairment beginning in fiscal year ending June, 2003. Goodwill impairment testing will require that the Company make judgments concerning future cash flows and appropriate discount rates (see Patents and Licenses below).

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

     The carrying amounts reported in the consolidated balance sheets for mPhase’s notes payable, long-term debt, amounts due to related parties approximate their fair values as they represent the amount the Company expects to liquidate these obligations with cash or cash equivalents, and the amounts recorded as other liabilities and other liabilities – related parties approximate their fair values based on current rates at which the Company could borrow funds with similar maturities.

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


     In May 2003, the FASB issued SFAS Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement is not expected to have a significant impact on the Company’s results of operations or financial position.


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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

6. PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consist of the following:

	June 30

	2002	2003

Equipment	$3,593,418	$2,572,031
Office and marketing equipment	482,464	482,464

	4,075,882	3,054,495
Less-Accumulated depreciation	(2,333,696)	(2,472,605)

	$1,742,186	$581,890

     Depreciation expense for the years ended June 30, 2001, 2002, and 2003, was $775,092, $1,181,717, and $957,457, respectively, of which $501,676, $983,163 and $442,040, respectively, is included in research and development expense.

7. ACCRUED EXPENSES

     Accrued expenses consist of the following:

	June 30

	2002	2003

Lucent Projects (Note 13)	$81,250	$370,795
Other General Expenses	591,815	514,940

	$673,065	$885,735

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

9. LONG TERM DEBT

     Long-term debt is comprised of the following:

	June 30,	June 30,
	2002	2003

Settlement Agreements:
Accounts payable expected to be converted to Note payable to GTRC bearing 7% interest, amortized in equal monthly payments of
$4,167 and a lump sum payment of $75,000 due twelve months from
issuance (see also–Note 13-Commitments and Contingencies)	$150,000	$150,000

Accounts payable expected to be converted to Note payable to GTRC bearing 7% interest, amortized in average monthly payments of $0 in 2004, $39,568 in 2005, $56,085 in 2006 $60,140 in 2007,
$64,488 in 2008, and a lump sum payment of $253,955 due at
maturity in September 2008 (see also–Note 13 – Commitments and Contingencies))	474,235	474,235

Note payable to law firm bearing 8% interest, monthly installments of $5,000 per month commencing in June 2002 and continuing
through December 1, 2003 with a final payment of principal plus
accrued interest due at maturity on December 31, 2003	415,887	405,022

Note payable to vendor bearing 8% interest due in weekly payments of $5,000 including accrued interest. These payments commenced in
January 2002 and continue until June 2004	237,169	210,558

Note payable to vendor non interest bearing average monthly
payments of $4,167 in 2003 and $3,660 in 2004. These payments
commenced in April 2002 and continue until May 2004	90,266	79,765

Note payable, vendor, interest at 8%, with average monthly payments of
$2,000 through March, 2004	—	29,458

Total	1,367,557	1,349,038

Less: Current portion	(353,339)	(762,735)

Long-term Debt, non-current portion	$1,014,218	$586,303

At June 30, 2003 total maturities of long-term debt are as follows:

2004		$762,735
2005		151,637
2006		56,085
2007		60,140
2008		64.487
2009 and thereafter		253,954

TOTAL		$1,349,038

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

     During the year ended June 30, 2001, the Company issued 450,000 shares of common stock to consultants for services performed and to be performed. The Company recognized a charge to operations of $886,534 and deferred $121,091 for services to be performed in the fiscal year ending June 30, 2002. Total expense of $1,007,625, based upon the fair market value of the common stock on the date of the grant and the balance of $121,091 was charged to operations for the year ended June 30, 2002.

     Effective June 30, 2001 the Company issued 4,840,077 shares of the Company’s common stock in settlement of debt totaling $2,420,039 to directors and related parties, based upon the fair market value of the common stock issued which approximated the debt settled on the measurement date on September 6, 2001, such date was determined pursuant to EITF00-19 as to when all contingent terms of the conversion agreement were set. The shares are reflected as outstanding as of June 30, 2001, pursuant to A9566 and SFAS 128.

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

     During the year ended June 30, 2002 the Company issued 7,492,996 shares of its common stock, and 5,953,490 warrants to related parties and strategic vendors, in connection with the conversion of $2,738,658 of accounts payable and accrued expenses, of which 6,150,000 shares of common stock and 3,400,000 warrants were issued in settlement of $1,460,000 of accounts payable to related parties as follows:

     Conversions Concurrent with Private Placements

     Included in this total for the year ended June 30, 2002, related parties and strategic vendors converted debt aggregating approximately $1,020,000 and $96,000 respectively into:

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

     Such conversions were upon the same terms of a concurrent private placement of common stock by the Company of approximately $1.8 million in cash received for 6 million shares of common stock plus warrants to purchase another 6 million shares of Company’s common stock for 5 years at $.30 per share. No gain or loss was recognized in connection with conversions by related parties and strategic vendors of the above total of $1,116,000 of debt.

     Conversions, Settlements and Gain on Extinguishments

     In addition this total for the year ended June 30, 2002 includes 3,772,996 shares of common stock and warrants to purchase 2,233,490 shares of the Company’s common stock which were issued as follows:

(a)	2,750,000 shares of common stock were issued to related parties, the value of which was based upon the price of the Company’s common stock on the measurement date, such date was determined pursuant to EITF00-1 as to when all contingent terms of conversion agreements were met, in which no gain or loss was recognized on the conversion of $440,000 of debt; and

(b)	1,022,996 shares of common stock were issued to strategic vendors, the value of which was based upon the price of the Company’s common stock on the effective date of settlement with each party, and, two warrants to purchase 2,233,490 shares of the Company’s common stock were issued the Company’s outside counsel to settle outstanding indebtedness of approximately $450,000 as of March 15, 2002. The aggregate value of such warrants was estimated using the Black Scholes options pricing model, assuming an anual expected return of 0%, annual Beta volatility of 125.4 and a risk free interest rate of 5.9% pursuant to EITF 96-18, for the conversion of $1,182,658 of such liabilities which, together with gains from cash settelements of $27,860 resulted in an aggregate gain on extinguishments of $142,236.

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

     Also, during the fiscal year ended June 30, 2002, the Company granted 2,923,000 shares of its common stock and 1,675,000 warrants to consultants for services performed valued at $1,199,001 for common stock and $504,657 for warrants based upon the fair market value of the Company’s common stock on the date of the grant using the Black-Scholes option premium model. These totaled $1,703,658 and the Company recorded a charge to operations of $955,668 for the year ended June 30, 2002 and the balance of $747,990 was charged to operations for the year ended June 30, 2003.

     During the year ended June 30, 2003, the Company issued 426,000 shares of its common stock valued at $112,245 and 1,690,000 warrants, valued at $203,150 based upon the fair market value of the Company’s common stock on the date of the grant using the Black-Scholes option pricing model. The Company recorded these changes, totaling $318,395 to operations for the year ended June 30, 2003.

     During the fiscal year ended June 30, 2003, the Company converted certain payables and accrued expenses with officers, related parties and strategic vendors aggregating approximately $1.9 million into 5,923,333 restricted shares of the Company’s common stock and 5 year warrants to purchase an additional 3,706,800 restricted shares of the Company’s common stock, of which 5,533,333 shares of common stock and 3,491,800 warrants were issued in settlement of $1,748,756 of debt to related parties as follows:

Conversions Concurrent with Private Placements

Included in this total for the year ended June 30, 2003, related parties and strategic vendors converted debt aggregating approximately $300,000 and $15,000 respectively into:

(a)	1,000,000 shares and 5 year warrants to purchase at $.30 a share 1,000,000 shares of mPhase common stock by Microphase, a related party, which converted $300,000 of liabilities;

(b)	50,000 shares and 5 year warrants to purchase at $.30 a share 50,000 shares of mPhase common stock by a strategic vendor which converted $15,000 of liabilities.

     Such conversions were upon the same terms of a concurrent private placement of common stock by the Company and no gain or loss was recognized in connection with these conversions.

     Conversions, Settlements and Gain on Extinguishments

     In addition this total for the year ended June 30, 2003 includes 3,772,996 shares of common stock and warrants to purchase 2,233,490 shares of the Company’s common stock which were issued as follows:

(a)	During the year ended June 30, 2003, these included transactions with related parties whereby the Company and the counter parties respective board of director’s approved, entering into an agreement in principle with the Company’s officers and affiliates, including Janiafst Ltd. and Microphase Corporation, to convert up to an amount equal to accounts payable through September 30, 2002. Such approval was received by the respective boards of directors authorizing conversions of such payables effective September 30, 2002 resulting in the conversion of $620,000 on and $360,000 on of liabilities due to Microphase corporation, and Janifast Ltd. into 3,033,000 shares and 1,500,000 shares of stock, respectively. The value attributable to the shares was based upon the market price of the Company’s common stock on the measurement date, such date was determined pursuant to EITF00-1, as to when all the contingent terms of the conversion agreement were met, in which no gain or loss was recognized on the conversion of $980,000 of debt and,

(b)	Also included in such conversions during the year ended June 30, 2003, were transactions whereby the Company converted $513,756 of liabilities due to the Company’s president, vice president and a sales manager who is also concurrently employed by Microphase, for unpaid management compensation and sales commissions due from mPhase into warrants to purchase up to a total of 2,656,500 shares of the Company’s common stock. The aggregate value of such warrants was estimated using the Black-Scholes options pricing model, pursuant to EITF 96-18, having an approximate value of $.21 per share, or $525,962. The Company recorded a settlement expense of approximately $12,206 with respect to these three individuals.

(c)	Strategic vendors converted $117,486 of payables into 340,000 shares of the Company’s common stock on the measurement date the value of which was based upon the price of the Company’s common stock on the effective date of settlement with each party. This resulted in a gain of $37,383, which, when combined with all the conversions and gains from cash settlements of $36,049 for the fiscal year 2003, resulted in a net gain on extinguishments in the statements of operations of $61,226 for the year ended June 30, 2003.

     As a result of the preceding, during the three years ended June 30, 2003, extinguishments, cancellations and conversions of debt for issuance of the Company’s common stock to related parties is summarized in Note 11 and amounts relating to strategic investors is summarized as follows:

	For the Years Ended June 30,

Equity Conversions of Debt with Strategic Vendors	2001	2002	2003

Strategic Vendors
Number of shares	0	999,662	390,000

Number of warrants	0	870,000	215,000

Amount converted to equity	$0	$529,503	$198,032

Gain on Extinguishment of Debt	$0	$142,236	$73,432

     The Company has no commitments from affiliates or related parties to provide additional financings. The Company has, from time to time, been able to obtain financings from affiliates when conditions in the capital markets make third party financing difficult to obtain or when external financing is available only upon very unattractive terms to the Company, and when such capital has been available from the affiliates. (See also—Note 11—Related Party Transactions)

STOCK INCENTIVE PLANS

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

10. STOCKHOLDERS’ EQUITY – (Continued)

     A summary of the stock option activity for the years ended June 30, 2001, 2002, 2003 pursuant to the terms of both plans, which include incentive stock options and non-qualified stock options, is set forth on the below:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding at June 30, 2001	12,580,500	$1.94
Granted	6,570,000	.43
Exercised	—	—
Canceled	(43,500)	(4.26)

Outstanding at June 30, 2002	19,107,000	1.27
Granted	625,000	.30
Exercised	—	—
Canceled/Expired	(2,565,000)	(1.00)

Outstanding at June 30, 2003	17,167,000	$1.24

Exercisable at June 30, 2003	17,092,006	$1.28

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

	JUNE 30

	2001	2002	2003

Net Loss:
As reported.	$23,998,734	$11,245,361	$6,650,211
Proforma	$25,243,270	$11,673,091	$6,866,271
Net Loss Per Share:
As reported.	$(.72)	$(.23)	$(.10)

Pro forma	$(.75)	$(.24)	$(.11)

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

JANIFAST

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

OTHER RELATED PARTIES

     For consulting services rendered in connection with the joint venture (Note 8), the Company agreed to pay two officers of the Company and a related party $412,400, which was included on the June 30, 2000 consolidated balance sheet of the Company. This amount was paid by the Company during the year ended June 30, 2001.

     In July 2000, mPhase added a member to the Board of Directors who is employed by an investment-banking firm that has assisted and is expected to continue to assist the Company in raising capital through private financing. During the year ended June 30, 2001, the Company issued 140,350 shares of common stock for investment banking services rendered during the period and recorded an additional $69,000 of fees which is included in accrued expenses at June 30, 2001. The Company has installed its prototype product and commenced beta testing at Hart Telephone. In addition, the Company has entered into a supply agreement with Hart Telephone upon the completion of beta testing and the commencement of production of the Traverser™. As consideration for the execution of the agreement with Hart Telephone, in May 2000, mPhase issued Hart Telephone 125,000 options each to purchase one share of common stock at an exercise price of $1.00 (valued at $1,010,375), which is included in research and development expenses in the accompanying statement of operations for the year ended June 30, 2000. Mr. J. Lee Baron, the president and chief executive officer of Lintel Inc., (Lintel is the parent of Hart Telephone Company), and at that time a Director of the Company, received a $285,000 bonus, a stock award of 140,000 shares and 100,000 options in addition to the 125,000 granted to Hart for Beta testing services in the year ended June 30, 2000 and 120,000 options for services as a Director for the year ended June 30, 2001.

Back to Contents

Charges and Expenses with Related Parties	For the Years Ended June 30,

	2001	2002	2003

Charges incurred with Janifast included in:
Cost of sales and ending inventory	$8,932,378	$1,759,308	$178,959

Total Janifast	$8,932,378	$1,759,308	$178,959

Charges incurred with Microphase Corp. included in:
Cost of sales and ending inventory (Including Royalties)	$335,777	$200,440	$86,468
Research and Development	1,660,606	876,074	478,434
General and administrative	132,600	136,080	133,200

Total Microphase Corp.	$2,128,983	$1,212,594	$648,102

Charges incurred with Lintel & Affiliates included in:
Research and Development	$192,000	$0	$0
General and administrative	285,000	0	0

Total Lintel & Affiliates	$477,000	$0	$0

Charges incurred with Joint Venture Partners & Affiliates included in:
Research and Development	$949,420	$64,039	$0
General and administrative	60,000	0	0

Total Joint Venture Partner & Affiliates	$1,009,420	$64,039	$0

Total Charges with Related Parties included in:
Cost of sales and ending inventory	$9,268,155	$1,959,748	$265,427
Research and development	4,802,026	940,113	428,434
General and administrative	477,600	136,080	133,200

Total Charges with Related Parties:	$12,547,781	$3,035,941	$827,061

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

Back to Contents

     Generally, as summarized below, the Company has offered conversion of debts to related parties on substantially the same terms as concurrent private placements (typically in $.30 units, such units including both shares of common stock and warrants to purchase a like amount of common stock) in addition to conversion of debts pursuant to terms of concurrent private placements and financial instruments which, pursuant to EITF 00-19 have been settled with the Company’s common stock as conditioned by benchmarks, generally coinciding with the Company’s negotiations to settle any and all obligations with Georgia Tech Research and its affiliate (see also Note 13) as follows:

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

11. RELATED PARTY TRANSACTIONS – (continued)

Equity Conversions of Debt and Other Financial Instruemnets with Related Parties	For the Years Ended June 30,

	2001	2002	2003

Janifast:
Number of shares	2,400,000	3,450,000	1,500,000

Number of warrants	0	1,2000,000	0

Amount converted to equity	$1,200,000	$720,000	$360,000

Microphase Corporation:
Number of shares	1,278,000	2,700,000	4,033,333

Number of warrants	0	2,200,000	1,000,000

Amount converted to equity	$639,000	$740,000	$920,000

Lintel Corporation and Affiliates:
Number of shares (A)	954,000	0	0

Number of warrants	0	0	0

Amount converted to equity	$477,000	$0	$0

Officers
Number of shares	0	333,334	0

Number of warrants (B)	0	334,334	2,491,800

Amount converted to equity	$0	$103,000	$468,756

Joint Venture Partners and Affiliates
Number of shares	208,077	63,216	0

Number of warrants	0	0	0

Amount converted to equity	$104,038	$31,628	$0

Total Related Party Conversions
Number of shares	4,840,077	6,546,550	5,533,333

Number of warrants	0	3,733,334	3,491,800

Amount converted to equity	$2,420,038	$1,594,628	$1,748,756

(A)	Includes Mr. L. Barton in fiscal 2001, a former Director of the Company.
(B)	Includes $12,206 settlement expense incurred to the Company’s Chief Operating Officer in connection with the exchange of warrants to purchase the Company’s common stock to cancel unpaid compensation, which is included as a reduction to gain on settlements in fiscal 2003.

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

14. REISSUANCE OF FINANCIAL STATEMENTS

     Management has reevaluated the adequacy and completeness of certain disclosures in the accompanying consolidated financial statements including Schedule II (Valuation and Qualifying Accounts, Item 14B). As a result of this reevaluation, management has reissued the June 30, 2003 consolidated financial statements in an effort to clarify and more completely disclose the Company’s presentation of the Consolidated financial statements at June 30, 2003.

     The aforementioned changes to the consolidated financial statements have no effect on the financial position and results of operations for the year ended June 30, 2003.

Back to Contents

Item 14. Controls and Procedures

     Under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c and of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the fiscal year ended June 30, 2003 and the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Back to Contents

SCHEDULE II

ITEM 14B. VALUATION AND QUALIFYING ACCOUNTS

mPHASE TECHNOLOGIES, INC.
VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 30, 2003, 2002 and 2001
(In Thousands)

	Additions

	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of year
Description
Year ended June 30, 2003

Allowance for doubtful accounts (deducted from accounts
receivable)	$3	0	0	(3)	$0

Allowance for obsolescence (deducted from inventory, at cost)	$1,243	302	0	(1,059)	$486

Year ended June 30, 2002

Allowance for doubtful accounts (deducted from accounts receivable)	$29	3	0	(29)	$3

Allowance for obsolescence (deducted from inventory, at cost)	$315	928	0	0	$1,243

Year ended June 30, 2001

Allowance for doubtful accounts (deducted from accounts receivable)	$0	29	0	0	$29

Allowance for obsolescence (deducted from inventory, at cost)	$0	315	0	0	$315

PURSUANT TO SEC RELEASE NO. 33-8070 AND RULE 437A UNDER THE SECURITIES ACT OF 1933, AS AMENDED, mPHASE TECHNOLOGIES, INC. HAS NOT RECEIVED WRITTEN CONSENT AFTER REASONABLE EFFORT TO OBTAIN CONFIRMATION OF AUDIT PROCEDURES FOR THE ABOVE SCHEDULES FOR THE YEAR ENDED JUNE 30, 2001. THE REPORT ON PAGE F-2 REPORT IS A COPY OF A PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP REPORT. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. WITH RESPECT TO THIS INSTANT 10K, YOU WILL NOT BE ABLE TO RECOVER AGAINST ARTHUR ANDERSEN LLP UNDER SECTION 11 OF THE SECURITIES ACT FOR ANY UNTRUE STATEMENTS OF A MATERIAL FACT CONTAINED IN THE FINANCIAL STATEMENTS AUDITED BY ARTHUR ANDERSEN LLP OR ANY OMISSIONS TO STATE A MATERIAL FACT REQUIRED TO BE STATED THEREIN.

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