Form 10-Q/A
period 2003-09-30
MPHASE TECHNOLOGIES INC
filed 2004-01-28
CIK 825322

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


                                                                                                  October 2, 1996
                                                                   Three Months Ended                 (Date of
                                                                      September 30,                 Inception) to
                                                                                                    September 30,
                                                               2002                  2003               2003
                                                           ------------          -----------       -------------

REVENUES                                                   $    210,077          $ 2,489,201       $  17,456,896
                                                           ------------          -----------       -------------

COSTS AND EXPENSES
 Cost of Sales                                                  197,319            2,098,744          11,943,696
 Research and development
   including non-cash stock related
   charges of $43,750, $0
   and $2,045,669, respectively)                                803,294              611,420          34,958,499
 General and Administrative
  (including non-cash stock
  related charges of $226,300
  $112,245 and $46,172,894
  respectively)                                                 892,782              604,892          75,482,028
 Depreciation and amortization                                  130,729               46,104           2,813,133
                                                           ------------          -----------       -------------

   TOTAL COSTS AND EXPENSES                                   2,024,124            3,361,160         125,197,356
                                                           ------------          -----------       -------------

LOSS FROM OPERATIONS                                         (1,814,047)            (871,959)       (107,740,460)

OTHER INCOME
  Gain on extinguishments                                        40,725               23,087             226,549
  Minority interest loss in
   consolidated subsidiary                                            -                    -              20,000
  Capital losses                                                      -                    -             (11,258)
  Loss from unconsolidated
   subsidiary                                                         -                    -          (1,466,467)
  Interest Income (expense), net                                (18,735)             (15,639)             90,628
                                                           ------------          -----------       -------------

    TOTAL OTHER INCOME (EXPENSE)                                 21,990                7,448          (1,140,548)
                                                           ------------          -----------       -------------

NET LOSS                                                   $ (1,792,057)         $  (864,511)      $(108,881,008)
                                                           ============          ===========       =============

Unrealized holding loss on securities                            (9,368)                   -                   -
                                                           ------------          -----------       -------------

Comprehensive Loss                                         $ (1,801,425)           $(864,511)      $(108,881,088)
                                                           ============          ===========       =============

LOSS PER COMMON SHARE,
  basic and diluted                                        $       (.03)         $      (.01)
                                                           ============          ===========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, basic and diluted                               60,881,131           71,725,318
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


         STOCK-BASED COMPENSATION-mPhase has elected to continue to account for stock-based compensation under APB Opinion No. 23, under which no compensation expense has been recognized for stock options and certain compensating warrants granted to employees at fair market value. In accordance with SFAS No. 148 the Company has elected to implement the disclosure only provisions of this statement. Had compensation expense for stock options granted under the Plan and certain warrants granted to employees in 2002 and 2003 been determined based on fair value at the grant dates, mPhase's net loss for the three months ended September 30, 2002 and 2003 would have been increased to the pro forma amounts shown below.

                                                        Three Months Ended
                                                          September 30,
                                                    --------------------------
                                                        2002            2003
                                                    -----------      ---------
         Net Loss:
         As reported .........................      $(1,801,425)     $(864,511)
                                                    -----------      ---------
         Pro forma ...........................      $ 1,801,425      $ 854,511
                                                    ===========      =========

         Net Loss Per Share:
         As reported .........................      $      (.03)     $    (0.1)
                                                    ===========      =========
         Pro forma ...........................      $      (.03)     $    (0.1)
                                                    ===========      =========


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


         In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement is not expected to have a significant impact on the Company's results of operations or financial position.


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

3.       INVENTORIES

         Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists mainly of the Company's POTS Splitter shelves and cards. At September 30, 2003 inventory is comprised of the following:


         Raw materials                                   $   133,947
         Work in progress                                    738,558
         Finished goods                                      681,728
                                                          ----------
         Total                                             1,554,233
         Less: Reserve for Obsolescence                     (465,358)
                                                          ----------
         Net Inventory                                    $1,088,875
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



7. EQUITY TRANSACTIONS

         During the three months ending September 30, 2002, the Company granted 200,000 shares of its common stock to consultants for services performed. Additionally, effective for the three months ended September 30, 2002, the Company issued 4,873,333 shares of the Company's Common Stock and 2,491,800 warrants in connection with the extinguishment of debt.

         Pursuant to commitments by related parties to concurrently convert certain liabilities on, October 11, 2002, the Company entered into, subject to the Company's and the counter parties respective board of director's approval, an agreement in principle with the Company's officers and affiliates, including Janifast Ltd. and Microphase Corporation, to convert up to an amount equal to the unpaid compensation and accounts payable through September 30, 2002. The Company issued warrants to purchase 2,491,800 shares of the Company's common stock at an exercise price of $.01, valued at $480,917, or $.193 per share, for the cancellation of unpaid compensation due to officer's, with a measurement date of October 14, 2002, and 4,533,333 shares of its common stock for the conversion of $980,000 due to related parties, with respective measurement dates of October 14 and 15, 2002. The Company's board of director's approved these transactions on October 30, 2002 and the warrants and shares were issued on November 11 and 12, 2002. The warrants were calculated using the Blacke-Scholes pricing model, assuming an annual expected return of 0%, a Beta volatility of
125.4 and a risk free interest rate of 5.9% pursuant to ETIF 96-18 and were treated as permanent equity as of September 30, 2002 pursuant to ETIF 00-19.

         During the three months ending September 2003, the Company granted 174,667 shares of its common stock and warrants to purchase 249,667 shares of its common stock to consultants for services performed valued at $112,243. In August of 2003, the Company issued 333,334 shares of its common stock together with a like amount of 5 year warrants to purchase one share each of the Company's common stock, with an exercise price of $.30 per share, in a private placement generating net proceeds of $100,000 which was collected during the three month period ended on September 30, 2003.

8. DEBT CONVERSIONS AND EXTENSION

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

         During the three months ending September 30, 2003, a note payable in the amount of $360,000 to Microphase Corporation was executed in exchange for the cancellation of a like amount of accounts payable to Microphase on September 25, 2003 which matures on July 25, 2004. Additionally, a note payable to Martin Smiley, CFO and General Counsel of mPhase, in the amount of $100,000 was extended from September 25, 2003 to July 24, 2004. Both liabilities carry an interest rate of 12% payable quarterly in arrears. Each note is convertible into Common Stock of mPhase at the rate of $.30 cents per share through July 25, 2004. Upon conversion, each note holder will be granted warrants to purchase an equivalent amount of mPhase Common stock at $.30 cents per share for a period of five years from the date of conversion.


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


11. RESTATEMENT

         Management has reevaluated the clarity and completeness of certain disclosures in the accompanying consolidated financial statements. As a result of this reevaluation, management has reissued the September 30, 2003 consolidated financial statements in an effort to clarify and more completely disclose the Company's presentation of the consolidated financial statements at September 30, 2003.

         The aforementioned changes to the consolidated financial statements have no effect on the financial position and results of operations for the three months ended September 30, 2003.

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

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995:


         Some of the statements contained in or incorporated by reference in this Form 10-Q/A discuss the Company's plans and strategies for its business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, gross margin, results of operations, business, growth prospects, competition and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

                              ABOUT THIS AMENDMENT

         Management has reevaluated the clarity and completeness of the Form 10Q/A and certain disclosures in the accompanying unaudited consolidated financial statements. As a result of this reevaluation, management has reissued the Form 10Q/A and the September 30, 2003 consolidated financial statements.

         The amendment includes expanded and clarified disclosure in the Consolidated Financial Statements, including notes 1, 7, 8, and 11 for the Three Months Ended September 30, 2002 and 2003 beginning on page 7, and reclassifications of: 1) previously segregated expenses for non-cash stock based compensation of administrative employees now combined with general and administrative for both quarterly periods and Cumulative totals through September 30, 2003; and 2) certain depreciation expenses now included in research and development for the three months ended September 30, 2003 and the Cumularive totals through September 30, 2003, on the Statement of Operations, on page 4. Additionally, the amendment includes technical and clerical edits, expanded and clarified disclosure in "Management's Discussion and Analysis", which begins on page 15, as well as updated certifications by the certifying officers of the Company.

         The aforementioned changes to the consolidated financial statements have no effect on the financial position at September 30, 2003, or the results of operations and loss per share for the Three Months Ended September 30, 2002 and 2003.


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

THREE MONTHS ENDED SEPTEMBER 30, 2003 VS. SEPTEMBER 30, 2002

REVENUE


         Total revenues were $2,489,201 for the three months ended September 30, 2003 compared to $210,077 for the three months ended September 30, 2002. The increase was primarily attributable to an increased demand of the Company's POTS Splitter product line. The Company continues to believe that its line of POTS Splitter products is positioned to be competitively priced with high reliability and connectivity, and as such has the potential to be a significant part of DSL deployment worldwide. The Company cannot predict say if the upturn in sales of its POTS Splitter product will continue. The revenue increase was primarily from two customers, Covad Communications and Bell South.



COST OF REVENUES


         Cost of sales were $2,098,744 for the three months ended September 30, 2003 as compared to $197,319 in the prior period, representing 84.3% of gross revenues for the quarter ended September 30, 2003 and 93.9% for the quarter ended September 30, 2002, respectively. Our margins have contracted dramatically over the past three years as spending among the telecommunications providers has contracted, coupled with downward pressures related to the supply and demand of telecommunications products. Margins for the quarter ended September 30, 2003, increased by 9.6% over the margins for the same period ended September 30, 2002 due to a lower cost of production due to better material prices on our POTS Splitter product line. We are unable to determine whether such increase in margins will continue for the remainder of fiscal year 2004.


RESEARCH AND DEVELOPMENT


         Research and development expenses were $611,420 for the three months ended September 30, 2003 as compared to $803,294 during the comparable period in 2002 or a decrease of $191,874. This decrease is comprised primarily of a reduction in expenses to GTRC of $100,000 as compared to the quarter ended September 30, 2002, a decrease in expenses to Microphase in the amount of $66,000 as compared to the quarter ended September 30, 2002, and a decrease of $43,750 in non-cash stock and stock option expenses of $0 in the current quarter as compared to the quarter ended September 30, 2002.

         Such decreases are the result of elimination of further development of the Traverser(TM) DVDDS product by GTRC as the Company focuses its efforts on Research and Development expenditures associated with the TV+ product with Lucent which has been comparatively, to date, less expensive to develop. Research expenditures incurred with Microphase were related to the continuing development of the Company's DSL component products, including the Company's line of POTS Splitters and Microfilters and the Company's newest products, the iPOTS(TM) and the mPhase Stretch. We believe the mPhase iPOTS(TM) offers a much needed solution for the DSL industry; the iPOTS(TM) enables telcos to remotely and cost-effectively perform loop management and maintenance including line testing, qualification and troubleshooting. Prior to the introduction of the iPOTS(TM), loop management could not be remotely performed through a conventional POTS Splitter without the use of expensive cross connects or relay banks because of the mandatory DC blocking capacitors in traditional POTS splitters, as required by the ITU, ANSI and ETSI. The unique (patent pending) iPOTS(TM) circuit allows most test heads to perform both narrow and wideband testing of the local loop through the central office POTS Splitter without having to physically disconnect the POTS Splitter, thereby eliminating the need to dispatch personnel and a truckroll. The Company anticipates future demand for this product, as it significantly reduces the cost of deploying and maintaining DSL services. Also recently developed is the DSL loop extender product called mPhaseStretch. This product extends the service distance for the mPhase Traverser(TM) and can be used in conjunction with other DSL services. The Company anticipates future demand for the Stretch loop extender product as it addresses a primary issue in DSL services.

GENERAL AND ADMINISTRATIVE EXPENSES


         Selling, general and administrative expenses were $604,892 for the three months ending September 30, 2003 down from $870,262 or a decrease of $265,370 from the comparable period in 2002. The decrease in the selling, general and administrative costs is comprised primarily of a reduction in expenses of non-cash charges relating to the issuance of common stock and options to consultants, which totaled $112,245 for the three months ended September 30, 2003 as compared to $203,780 for the comparable period ended September 30, 2002 resulting in a savings of $91,535. The remaining decrease of $173,835 in selling, general and administrative costs included reductions in travel of $23,000 reduction of salaries before payroll taxes of $14,000 and legal fees of $128,000. We expect sales and travel expenses to grow as the Company approaches the deployment of its TV+ products in the future. Legal fees fluctuate based on various factors and we cannot predict if they can be at such a reduced level going forward.

         Depreciation and Amortization. Depreciation and amortization expense was $46,104 for the three months ending September 30, 2003, down from $130,729, or a decrease of $84,625 from the comparable period in 2002. The decrease is a result of the Company's reduced outlays for capital expenditures in its two most recent fiscal years. We do not expect such downward trend to continue but such depreciation and amortization expense should remain at the current reduced levels until the Company commences deployment of its Television over DSL platforms.

         We expect to increase capital expenditures in connecting with the deployment of equipment at test sites with various telecommunications service providers globally as development of our TV+ product progresses and such equipment will need to be depreciated or amortized, as the case may be, that will result in increased depreciation at that time.


NET LOSS


         The Company recorded a net loss of $864,511 for the three months ended September 30, 2003 as compared to a loss of $1,792,057 for the three months ended September 30, 2002. This represents a loss per common share of $.01 for the three month period ended September 30, 2003 as compared to a loss per common share of $.03 for the three months ending September 30, 2002; based upon weighted average common shares outstanding of 60,881,131 and 71,725,318 during the periods ending September 30, 2003 and 2002, respectively.


         The Company believes the initial major deployments and the resultant revenues of its flagship products, the Traverser(TM) and the TV+ respectively, are not expected until the second quarter of fiscal year 2005, which along with any upturn of spending in the telephone industry will also increase sales and improve the Company's margins and provide the Company with the opportunities to attain profitability.

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


STOCK-BASED COMPENSATION

         Financial Accounting Statement No. 123, Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation for grants to employees using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

         The Company accounts for non-employee stock based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more readily determinable.

INVENTORY RESERVE AND VALUATION ALLOWANCE

         The Company carries its inventory at the lower of cost, determined on a first in, first out basis, or market. Inventory consists mainly of the Company's POTS Splitter Shelf and Filters. In determining the lower of cost or market, the Company periodically reviews and estimates a valuation allowance to reserve for technical obsolescence and marketability. The allowance represents management's assessment and reserve for the technical obsolescence based upon the inter-operability of its component products, primarily filters and splitters, with presently deployed and next generation DSL infrastructures as well as a reserve for marketability based upon current prices and the overall demand for the individual inventory items. Material changes in either the technical standards of future DSL deployments or further erosion in the demand for deployments of DSL infrastructures could affect the estimates and assumptions resulting in the amounts reported. The allowance represents management's assessment and reserve for the technical obsolescence based upon the inter-operability of its component products, primarily filters and splitters, with presently deployed and next generation DSL infrastructures as well as a reserve for marketability based upon current prices and the overall demand for the individual inventory items. Material changes in either the technical standards of future DSL deployments or further erosion in the demand for deployments of DSL infrastructures could affect the estimates and assumptions resulting in the amounts reported. The allowance is estimated as the difference between inventory at historical cost, on a first in first out basis, and market based upon assumptions about future demand, current prices and product liability, and charged to the provision for inventory, which is a component of cost of sales. At the point the historical cost is adjusted, a lower cost-basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

During the fiscal years ended June 30, 2003, 2002 and 2001, the Company reserved approximately $302,000, approximately $928,000, and approximately $315,000, respectively, for technical obsolescence and marketability based upon current prices and overall demand and charged a like amount to expense, representing 8.4% of average inventory, at cost, of approximately $3,588,000 on hand during the period in fiscal 2003; 20.2% of average inventory, at cost, of approximately $4,602,000 on hand during the period in fiscal 2002; and 13.6% of average inventory, at cost, of approximately $2,309,000 on hand during fiscal 2001. The reserve and corresponding charges in fiscal 2002 were increased as the Company experienced a dramatic decrease, along with the entire telephonic industry, in demand for our component products in addition to the decision to table the production of certain product line items built on certain European standards and which the Company does not expect to pursue in the near future. As of June 30, 2003, the Company recorded a cost adjustment of approximately $1,059,000, recognizing permanent cost reductions due to price adjustments approximating $318,000 and reductions due to obsolescence resulting from a lack of inter-operability of certain components in inventory with the Company's present product line approximating $741,000. As a result on June 30, 2003 the Company had a total inventory valuation reserve of $486,500 against its inventory with a total balance, at cost, of $2,589,678, or 18.8%. If there was to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory allowances and our gross margins could be adversely affected.


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


         Cash used in operating activities was $146,662 during the three months ending June 30, 2003. The cash used by operating activities principally consists of the net loss, and significant changes in assets and liabilities, including additional cash used for decreasing accrual expenses by $400,014 and to support the net increase in accounts receivable of $442,320 offset by depreciation and amortization of $210,543, and by non-cash charges of $112,245 for common stock options and warrants issued for services and cash flow provided from a decrease in inventory of $1,014,452. The Company does not expect decreases of inventory to be as significant in upcoming quarters, yet we will not need to increase inventory until the roll out of our TV+ platform and the increase in accounts receivable is temporary as a significant sale and shipment occurred late in the September quarter."


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


         We have evaluated our cash requirements for fiscal year 2004 based upon certain assumptions, including our ability to raise additional financing and increased sales of our POTS Splitter. The Company anticipates that it will need to raise, at a minimum, approximately $2,000,000 primarily in private placement of its common stock with accredited investors, during the next 12 months, or alternatively we will need to curtail certain expenses as incurred at the present levels including marketing and research and development expenses.

         Management believes that the $2 million to be raised, in new Private Placements in the capital markets, will be sufficient to cover its current operating expenses and permit the company to maintain its present operational levels. This amount may be supplemented with additional funds that could be received from investors, currently holding warrants to purchase up to a total of approximately $19.8 million shares of common stock at exercise prices of approximately $.30 per share which are presently "in the money" and can be exercised during the next 12 months.


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

ITEM 4.  CONTROLS AND PROCEDURES


         Under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c and of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS.

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

          32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

          32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

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