Form 10-Q
period 2003-12-31
MPHASE TECHNOLOGIES INC
filed 2004-02-19
CIK 825322

Click Here for Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED DECEMBER 31, 2003

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

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF FEBRUARY 9, 2004 IS 78,271,658 SHARES, ALL OF ONE CLASS OF $.01 STATED VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.
INDEX

		PAGE
PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

	Unaudited Consolidated Balance Sheets–June 30, 2003 and December 31, 2003	3

	Unaudited Consolidated Statements of Operations–Three months ended December 31, 2002 and 2003 and from October 2, 1996 (Date of Inception) to December 31, 2003	4

	Unaudited Consolidated Statements of Operations–Six months ended December 31, 2002 and 2003 and from October 2, 1996 (Date of Inception) to December 31, 2003	5

	Unaudited Consolidated Statements of Changes in Shareholders’ Deficit Six months ended December 31, 2003	6

	Unaudited Consolidated Statement of Cash Flow–Six Months Ended December 31, 2002 and 2003 and from October 2, 1996 (Date of Inception) to December 31, 2003	7

	Notes to Unaudited Consolidated Financial Statements	8

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Condition and Results of Operations	15

ITEM 3	Quantitative and Qualitative Disclosures about market risk	26

ITEM 4	CONTROLS AND PROCEDURES	26

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 2.	Changes in Securities	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits on Reports on Form 8-K	28

Signature Page		29

Back to Index

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2003	2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$396,860	$319,923
Accounts receivable, net of bad debt reserve of $0 for each period	287,135	182,136
Stock subscription receivable	110,000	175,000
Inventories, net	2,103,328	1,488,451
Prepaid expenses and other current assets	100,329	69,911

TOTAL CURRENT ASSETS	2,997,652	2,235,421

Property and equipment, net	581,890	240,067
Patents and licensing rights, net	184,857	129,924
Other Assets	17,250	17,250

TOTAL ASSETS	3,781,649	2,622,661

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	2,352,961	2,731,266
Accrued expenses	885,735	430,016
Due to related parties	187,372	584,902
Notes payable, current	762,735	822,804
Deferred revenue	214,180	214,180
Notes payable, related parties	—	460,000

TOTAL CURRENT LIABILITIES	4,402,983	5,243,169

Long-term debt, net of current portion	586,303	—
Other Liabilities	1,561,249	2,085,484
Notes payable, related parties	460,000	—

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ DEFICIT
Common stock, stated value $.01, 150,000,000 shares authorized; 71,453,521 and 74,861,525 shares issued and outstanding at June 30, 2003 and December 31, 2003, respectively	714,535	748,615
Additional paid in capital	104,081,049	105,135,240
Deficit accumulated during development stage	(108,016,497)	(110,581,874)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)

TOTAL STOCKHOLDERS’ DEFICIT	(3,228,886)	(4,705,992)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,781,649	$2,622,661

The accompanying notes are an integral part of these financial statements.

Back to Index

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		October 2, 1996 (Date of Inception) to December 31,
	2002	2003	2003

REVENUES	$561,760	$1,290,935	$18,747,831

COSTS AND EXPENSES
Cost of Sales	546,711	1,191,193	13,134,889
Research and development
(including non-cash stock related charges of $43,750, $0 and $2,045,669, respectively)	752,848	843,478	35,801,977
General and Administrative
(including non-cash stock related charges of $258,058, $195,000 and $46,172,594 respectively)	731,396	913,519	76,395,547
Depreciation and amortization	128,652	27,978	2,841,111

TOTAL COSTS AND EXPENSES	2,159,607	2,976,168	128,173,524

LOSS FROM OPERATIONS	(1,597,847)	(1,685,233)	(109,425,693)

OTHER INCOME (EXPENSE)
Gain on extinguishments	—	—	226,549
Minority interest loss in consolidated subsidiary	—	—	20,000
Capital losses	(16,077)	—	(1,466,467)
Loss from unconsolidated subsidiary	—	—	(11,258)
Interest Income (expense), net	(15,414)	(15,633)	74,995

TOTAL OTHER INCOME (EXPENSE)	(31,491)	(15,633)	(1,156,181)

NET LOSS	$(1,629,338)	$(1,700,866)	$(110,581,874)

LOSS PER COMMON SHARE, basic and diluted	$(.03)	$(.02)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, basic and diluted	65,914,466	72,814,272

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended December 31,		October 2, 1996 (Date of Inception) to December 31,
	2002	2003	2003

REVENUES	$771,837	$3,780,137	$18,747,831

COSTS AND EXPENSES
Cost of Sales	744,030	3,289,937	13,134,889
Research and development
including non-cash stock related charges of $262,500, $0 and $2,045,669, respectively)	1,556,142	1,454,899	35,801,977
General and Administrative
(including non-cash stock related charges of $484,358, $307,245 and $46,172,894, respectively)	1,624,178	1,518,411	76,395,547
Depreciation and amortization	259,381	74,082	2,841,111

TOTAL COSTS AND EXPENSES	4,183,731	6,337,329	128,173,524

LOSS FROM OPERATIONS	(3,411,894)	(2,557,192)	(109,425,693)

OTHER INCOME (EXPENSE)
Gain on extinguishments	40,724	23,087	226,549
Minority interest loss in consolidated subsidiary	—	—	20,000
Capital losses	(16,077)	—	(1,466,467)
Loss from unconsolidated subsidiary	—	—	(11,258)
Interest Income (expense), net	(34,149)	(31,272)	74,995

TOTAL OTHER INCOME (EXPENSE)	(9,502)	(8,185)	(1,156,181)

NET LOSS	$(3,421,396)	$(2,565,377)	$(110,581,874)

LOSS PER COMMON SHARE, basic and diluted	$(.06)	$(.04)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, basic and diluted	63,397,799	72,251,251

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders’ Deficit
(Unaudited)

	Shares	$.01 Stated Value	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders (Deficit) Equity

Balance June 30, 2003	71,453,521	$714,535	$(7,973)	$104,081,049	$(108,016,497)	$(3,228,886)

Issuance of common stock with warrants in private placements	1,983,337	19,834	—	611,194	—	631,028
Issuance of common stock for services	924,667	9,246	—	238,154	—	247,400
Issuance of common stock pursuant to exercise of warrants	500,000	5,000	—	145,000	—	150,000
Issuance of warrants to purchase common stock for services	—	—	—	59,843	—	59,843
Net loss	—	—	—	—	(2,565,377)	(2,565,377)

Balance, December 31, 2003	74,861,525	$748,615	$(7,973)	$105,135,240	$(110,581,874)	$(4,705,992)

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,		October 2, 1996 (Date of Inception) to December 31,
	2002	2003	2003

Cash Flow From Operating Activities:
Net Loss	$(3,421,396)	$(2,565,377)	$(110,581,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	753,433	402,257	5,996,397
Book Value of fixed assets disposed	16,077	—	74,272
Provision for doubtful accounts	—	—	32,124
Gain on debt extinguishments	(40,725)	(23,087)	(226,549)
Loss on unconsolidated subsidiary	—	—	1,466,467
Impairment of note receivable	—	—	232,750
Loss on securities	—	—	11,258
Non-cash charges relating to issuance of common stock, common stock options and Warrants	790,608	307,245	48,451,342
Changes in assets and liabilities:
Accounts receivable	(68,859)	104,999	(214,260)
Inventories	630,237	614,876	(1,278,212)
Prepaid expenses and other current assets	69,324	30,418	(566,203)
Other non-current assets	2,695	—	—
Accounts payable	—	401,394	4,558,788
Accrued expenses	(15,229)	(419,559)	1,393,184
Due to/from related parties
Microphase	495,566	313,226	2,609,175
Janifast	107,204	534,887	2,814,888
Officers	60,048	(450,583)	108,756
Lintel	—	—	477,000
Others	—	—	211,972
Receivables from Subsidiary	—	—	(150,000)
Deferred revenue	—	—	214,180

Net cash used in operating activities	(621,017)	(749,304)	(44,364,545)

Cash Flow from Investing Activities:
Payments related to patents and licensing rights	—	—	(375,720)
Purchase of fixed assets	—	(5,500)	(2,542,605)

Net Cash (used)/provided by investing activities	—	(5,500)	(2,918,325)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock and exercises of options and warrants	—	679,867	47,187,785
Payments of notes payable	(39,425)	(2,000)	(204,859)
Advances from related party	623,290	—	627,840
Repurchase of treasury stock at cost	—	—	(7,973)

Net cash provided by financing activities	583,865	677,867	47,602,793

Net increase (decrease) in cash	(37,152)	(76,937)	319,923
CASH AND CASH EQUIVALENTS, beginning of period	47,065	396,860	—

CASH AND CASH EQUIVALENTS, end of period	$9,913	$319,923	$319,923

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

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

BASIS OF PRESENTATION – The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ending December 31, 2003 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

Through December 31, 2003, the Company had incurred cumulative (a) development stage losses totaling approximately $110,581,874 and (b) negative cash flow from operations equal to $44,364,545. At December 31, 2003, the Company had approximately $319,923 of cash, cash equivalents and approximately $182,136 of trade receivables to fund short-term working capital requirements. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

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

Back to Index

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

REVENUE RECOGNITION – All revenue included in the accompanying consolidated statements of operations for all periods presented relates to sales of mPhase’s line of POTS Splitter products and other related DSL component products. As required, the Company adopted the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which provides guidance on applying generally accepted accounting principles to revenue recognition based on the interpretations and practices of the SEC. The Company recognizes revenue for its line of POTS Splitter products and other DSL component products at the time of shipment, at which time, no other significant obligations of the Company exist, other than normal warranty support. In addition, the Company includes costs of shipping and handling billed to customers in revenue and the related expenses of shipping and handling costs is included in cost of sales.

STOCK-BASED COMPENSATION – During the second quarter of fiscal 2004, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for stock-based employee compensation, effective as of the beginning of the fiscal year. Under the modified prospective method of adoption selected by the Company, stock-based employee compensation cost recognized in 2003 is the same as that which would have been recognized had the fair value recognition provisions of Statement 123 been applied to all awards granted after October 1, 1995. The following table illustrates the effect on net income and earnings per share as if the fair value based method has been applied to all outstanding and unvested awards in each period.

	Three Months Ended December 31,		Six Months Ended December 31,

	2003	2002	2003	2002

Net loss, as reported	$(1,700,866)	$(1,629,338)	$(2,565,377)	$(3,421,396)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	1,403	—	23,923
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(12,016)	—	(204,885)

Pro forma net loss	$(1,700,866)	$(1,639,951)	$(2,565,337)	$(3,602,358)

Loss per share:
Basic and diluted—as reported	$(.02)	$(.03)	$(.04)	$(.06)
Basic and diluted—pro forma	$(.02)	$(.03)	$(.04)	$(.06)

Back to Index

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

RECENT ACCOUNTING PRONOUNCEMENTS – In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This statement amends SFAS No. 13, “Accounting for Leases,” to eliminate inconsistencies between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescission of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on our financial statements.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company during the first quarter ending January 31, 2003. The adoption of FIN 45 did not have a significant impact on our consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on our consolidated financial position or results of operations.

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

Back to Index

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

STATEMENT OF CASH FLOW SUPPLEMENTAL INFORMATION

	2002	2003

Interest Paid	$6,684	$6,000

Taxes Paid	$—	$250

2.      RELATED PARTY TRANSACTIONS

mPhase’s President, Chief Operating Officer and Chairman of the Board of the Company are also officers of Microphase and mPhase’s president and chairman of the board are shareholders of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month.

Microphase also charges fees for specific projects on a project-by-project basis. During the three months ended December 31, 2002 and 2003 and from inception (October 2, 1996) to December 31, 2003, $1,097,582, $87,948, and $7,312,474, respectively, have been charged to expense or inventory under these Agreements and is included in operating expenses in the accompanying consolidated statements of operations.

The Company is obligated to pay a 3% royalty to Microphase on revenues from its proprietary Traverser™ Digital Video and Data Delivery System and DSL component products. For the six months ended December 31, 2002 and 2003, mPhase recorded royalties to Microphase totaling $22,948 and $103,185, respectively. During the fiscal, year ended June 30, 2003 Microphase received 4,033,333 shares of common stock plus 1,000,000 five year warrants to purchase shares of common stock of mPhase at $.30 per share in exchange for the cancellation of accounts payable totaling $920,000.

As a result of the foregoing transactions as of December 31, 2003, the Company had a $360,000 payable to Microphase, which is included in notes payable to related parties and $15,015 of unpaid invoices are included in amounts due to related parties in the accompanying consolidated balance sheet. Additionally, at December 31, 2003, there are no undelivered purchase orders remain outstanding to Microphase.

The Company purchases products and incurs certain research and development expenses with Janifast Ltd., which is owned by U.S. Janifast Holdings, Ltd., a company in which three directors of mPhase are significant shareholders and one is an officer, in connection with the manufacturing of POTS Splitter shelves and component products including cards and filters sold by the Company. During the year ended June 30, 2003 Janifast Ltd. was issued 1,500,000 shares of mPhase common stock in connection with the cancellation of $360,000 of outstanding liabilities of mPhase, the value of which was based upon the price of the Company’s stock on the effective date of the settlement. No gain or loss was recognized in connection with conversions by Janifast Ltd. for the fiscal year ended June 30, 2003.

Back to Index

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the six months ended December 31, 2002 and 2003 and the period from inception (October 2, 1996) to December 31, 2003, $132,465, $1,816,019 and $13,134,400, respectively have been charged by Janifast to inventory or expense and is included in operating expenses in the accompanying statements of operations.

As a result of the foregoing transactions as of December 31, 2003, the Company had $534,887 payable to Janifast, which is included in amounts due to related parties in the accompanying balance sheet. Additionally, at December 31, 2003, approximately $400,000 of undelivered purchase orders remain outstanding to Janifast Ltd.

As consideration for a letter of settlement with a former consultant of mPhase, the Company had loaned the former consultant $250,000 in the form of a Note (“Note”), secured by 75,000 shares of the former consultants common stock of mPhase. The Note was due April 7, 2001. Accordingly, during the year ended June 30, 2002 and 2003, the Company charged $20,250 and $0, respectively, to administrative expense as a result of impairment of the Note. At December 31, 2003, the Company has included the residual balance of $17,250, representing the estimated fair value of the underlying stock, in long-term assets in the accompanying consolidated balance sheet.

Effective March 30, 2002, the Company converted liabilities due to Piper Rudnick LLP, outside legal counsel to mPhase into: a warrant to purchase up to a total of 1,683,490 shares of the Company’s common stock; a second warrant to purchase 550,000 shares of the Company’s common stock; and Piper agreed to accept a Promissory note for $420,872 of their remaining payable at an interest rate of 8% with scheduled payments of $5,000 per month commencing June 1, 2002 and continuing through December 1, 2003, with a final payment of principal plus accrued interest due at maturity on December 31, 2003. The Company is currently in arrears with respect to all amounts due under the Promissory note.

3.     INVENTORIES

Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists mainly of the Company’s POTS Splitter shelves and cards. At December 31, 2003 inventory is comprised of the following:

Raw materials	$121,991
Work in progress	672,634
Finished goods	1,180,176

Total	1,974,801
Less: Reserve for Obsolescence	(486,350)

Net Inventory	$1,488,451

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

Back to Index

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Utilization of net operating losses generated through December 31, 2003 may be limited due to changes in ownership that have occurred.

5.     ACCRUED EXPENSES

Accrued expenses representing accrued general and administrative expenditures were $430,016 at December 31, 2003. At December 31, 2003 unpaid invoices for expenses for research and development expenses incurred with Lucent Technologies, Inc. totaling $420,000 were included in accounts payable.

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

During the three months ended December 31, 2002 and ended December 31, 2003, mPhaseTelevision.Net, Inc., was charged $0 and $0, respectively for fees and costs by its joint venture partner and its affiliates.

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

7.     EQUITY TRANSACTIONS

During the six months ending December 31, 2002, the Company granted 251,500 shares of its common stock to consultants for services performed. Additionally, effective for the six months ended December 31, 2002, the Company issued 4,873,333 shares of the Company’s Common Stock and 2,491,800 warrants in connection with the extinguishment of debt. During the six months ending December 31, 2003, the Company granted 924,667 shares of its common stock and warrants to purchase 249,667 shares of its common stock to consultants for services performed valued at $307,243. During the six months ended December 31, 2003, the Company issued 333,337 shares of its common stock together with a like amount of 5 year warrants, at an exercise price $.30 per share, in a private placement and 500,000 shares of its common stock pursuant to the exercise of warrants generating net proceeds to Company of $250,000. In December of 2003, the Company issued 1,550,000 shares of its common stock together with a like amount of 5 year warrants to purchase one share each of the Company’s common stock, with an exercise price of $.35 per share, in a private placement generating net proceeds of $517,500, $175,000 of which was collected in January, 2004. An advisor of the Company was issued 100,000 shares for assisting in this transaction.

8.     DEBT CONVERSIONS AND EXTENSION

Effective for the six months ending December 31, 2002, pursuant to debt conversion agreements, the Company converted the $1,566,242 of liabilities due to certain strategic vendors and related parties into 4,873,333 shares of the Company’s common stock, and 2,491,800 warrants which resulted in an aggregate gain on extinguishments of $40,725. Additionally, during the six months ending December 31, 2003, a note payable in the amount of $360,000 to Microphase Corporation was executed in exchange for the cancellation of a like amount of accounts payable to Microphase on September 25, 2003 which matures on July 25, 2004. Additionally, a note payable to Martin Smiley, CFO and General Counsel of mPhase, in the amount of $100,000 was extended from September 25, 2003 to July 24, 2004. Both liabilities carry an interest rate of 12% payble quarterly in arrears. Each note is convertible into Common Stock of mPhase at the rate of $.30 cents per share through July 25, 2004. Upon conversation, each note holder will be granted warrants to purchase an equivalent amount of mPhase Common Stock at $.30 cents per share for a period of five years from the date of conversion.

Back to Index

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.     COMMITMENTS AND CONTINGENCIES

The Company has entered into various agreements with Georgia Tech Research Corporation (“GTRC”), pursuant to which the Company receives technical assistance in developing the commercialization of its Digital Video and Data Delivery System (DVDDS). The amounts incurred by the Company for GTRC technical assistance with respect to its research and development activities and included in the accompanying consolidated statement of operations for the six months ending December 31, 2002 and 2003 and for the period from inception through December 31, 2003 totaled approximately $100,000, $0 and $13,524,300, respectively. See Subsequent Events below.

If and when sales commence utilizing this particular technology, the Company will be obligated to pay to GTRC a royalty of up to 5% of sales of the Traverser™ DVDDS.

10.     DEFERRED REVENUE

Deferred revenue as of December 31, 2003 consists of customer’s billings in excess of costs totaling $156,180 on the POTS product line whereby completion of customer acceptance will be attained when original splitters are upgraded to the next generation splitters and deposits of $58,000 from Beta customers on the Traverser™ product line orders to be delivered when it reaches commercial production.

11.     SUBSEQUENT EVENTS

Subsequent to December 31, 2003, the Company finalized an agreement with GTRC to settle approximately $1,835,000 of accounts payable pursuant to the issuance of a warrant convertible into approximately 5,100,000 shares of the Company’s common stock on a cash-less basis. At December 31, 2003 the Company has included this amount as a non-current obligation under the caption “Other Liabilities.”

Back to Index

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

Back to Index

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

The Traverser™ is installed at Hart Telephone Company in Hartwell, Georgia, where a 100-user system is currently operational. Hart Telephone competed the construction of its digital head end toward the end of 2001, marking the Traverser’s™ transition to commercial deployment. A Traverser™ system is also installed at the BMW manufacturing plant in Spartanburg, South Carolina for use as a telebroadcast system in a commercial setting.

The mPhase TV+ platform, recently developed in conjunction with the Bell Labs division of Lucent Technologies, Inc. (Lucent), is a new product also designed to allow for the simultaneous delivery of voice, high speed data, and broadcast TV over copper telephone lines between a telephone service provider’s CO and the customer premises. The TV+ formerly named ‘Simple TV’, is a modular solution for the delivery of several hundred broadcast television channels over ADSL that utilizes an industry-leading, standards-based Lucent Stinger™ DSL Access Concentrator for transport of digital television plus high speed internet and voice. The mPhase TV+ platform consists of a cost-reduced Traverser INI™ set top box located in a customer’s premises plus the Lucent Stinger located at the telephone company’s CO. A newly developed mPhase Broadcast Television Switch (“BTS”) interfaces with the Stinger and a video headend built by a telephone service provider to downlink broadcast television programming from satellites. The BTS formats the video data prior to distribution to a customer by the Stinger and supports administrative tasks associated with subscriber management. Using the Lucent Stinger (digital subscriber line access mutiplexer commonly known as a DSLAM) for transport in the TV+ platform results in a highly scalable architecture for the delivery of video. This scalability is accomplished by internally multicasting each television channel for delivery from the CO to a larger number of end users than would be otherwise possible over ADSL. We believe that the TV+ platform is the most cost-effective, standards-based solution for delivery of broadcast television using ADSL. The Stinger is one of a few DSLAM’s currently on the market with robust internal multicasting capabilities. For mPhase, the alliance with Lucent marks a change in strategy from selling a complete proprietary platform to providing an industry-standard modular solution.

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

Back to Index

For those television markets in the United States that are not served by HFC, we believe the availability of programming content is essential to facilitate potential sales of our TV platforms over ADSL. In March of 2000, we established mPhase Television net., Inc. (mPhase TV), a joint venture between mPhase and Alphastar International, Inc. mPhase TV can provide contracts, licensing agreements, marketing and legal support to service providers interested in deploying television over ADSL for U.S. markets. mPhase TV has secured licenses to resell programming for approximately 80 channels of U.S. broadcast television. mPhase TV enables telecommunications service providers in the U.S. to provide customers a full complement of television programming. This enables a U.S. telecommunications service provider to avoid the necessity of securing such contracting rights individually with many different providers of broadcast television content. It is important to note that the role of mPhase TV has changed since its inception. Originally, mPhase TV was to utilize a satellite uplink/downlink facility and serve as an aggregator of television content. This would eliminate the need for a telecommunications service provider, purchasing a TV delivery platform from mPhase, from having to build a full scale television reception facility (head-end) to downlink broadcast television channels from satellites orbiting the earth. However, recent advances in technology have significantly reduced the costs for a telephone company to build a full scale headend. Therefore, the role of mPhaseTV is now limited to providing the appropriate licenses and relationships as opposed to offering a content aggregation solution. As part of its cost reduction efforts, mPhase terminated its lease of Alphastar’s earth station satellite uplink and downlink facility in Oxford, CT. mPhase owns approximately 57% of mPhase TV.

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

mPhase DSL Component Products – mPhase also has designed and markets a line of DSL component products ranging from items such as Plain Old Telephone Service (POTS) splitters to innovative loop management products. From our inception in 1996 to date virtually all of mPhase’s revenue has been derived from sales of our component DSL products such as POTS splitters and low pass filters. Our newest innovation in our suite of DSL component products is our iPOTS or Intelligent POTS splitter product. This product enables telephone service providers comprehensive remote and automated test access to all elements of a DSL network. The iPOTS1, and iPOTS3 allow a telephone service provider to bypass POTS splitters on a DSL network and avoid having to manually intervene and disrupt line usage so a test signal can pass through a DSL network. This product marks an advancement in automating DSL loop management. As DSL deployments increase, it is becoming more important for telecommunications service providers to streamline the process for rolling-out and troubleshooting DSL services. Additionally, as competition for high speed Internet expands, the market is witnessing a reduction in the price for such service. Therefore, it has become imperative that telecommunications service providers lower the operational costs involved with supporting DSL services. Currently our iPOTS1 is designed for use with the Lucent Stinger, whereas, the iPOTS3 is compatible with DSLAM’s manufactured by other vendors. mPhase currently has a non-exclusive worldwide distribution agreement with Corning Cable Systems for the sale of the iPOTS products. Such arrangement potentially expands exposure for this product, as Corning is one of the largest vendors of central office DSL filtering equipment. The Company is also aggressively pursuing direct efforts with respect to sales of the iPOTS product.

Back to Index

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

General and administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for personnel engaged in direct marketing of the Traverser™, the POTS Splitter Shelves and other DSL component products, as well as support functions including executive, legal and accounting personnel. Certain administrative activities are outsourced on a monthly fee basis to Microphase Corporation. Finally, mPhase leases the principal office from Microphase Corporation.Non-cash compensation charge. The Company makes extensive use of stock options and warrants as a form of compensation to employees, directors and outside consultants. From inception (October 2, 1996) through December 31, 2003 the Company has incurred cumulative (a) development stage losses and has an accumulated deficit of $110,581,874 and (b) negative cash flow from operations of $44,364,545. The auditors report for the fiscal year ended June 30, 2003 includes the statement that “there is substantial doubt of the Company’s ability to continue as a going concern”. Management estimates that the Company needs to raise approximately $2,000,000 during the next 12 months to continue its present level of operations. As of December 31, 2003, the Company had a negative net worth of $4,705,992 compared to a negative net worth of $3,228,886 as a result of continuing net losses incurred after June 30, 2003.

Back to Index

In fiscal 2001, the Company had anticipated that the sales of its component products would be able to supplement the underwriting of the completion of our flagship product, the Traverser™. In fiscal 2002 these sales declined with the overall decline of DSL deployments and spending in the telephone industry. For the second three months of fiscal year 2004, sales of POTS splitters were $1,290,935. The Company believes its new IPOTS product will capture some of the existing DSL deployments, providing increases in revenue in the third quarter of fiscal 2004. Until such time such revenues are realized, the Company intends on maintaining its reduced cost structure to minimize its losses, which management believes will permit the Company to sustain its development process and ultimately achieve profitability.

The Company believes that significant deployments and resulting revenues from these deployments of its flagship products, the Traverser™ and the TV+ respectively, are not expected until the second quarter of fiscal year 2005. The Company further believes that an increase in capital expenditures in the telecommunications industry will also increase sales and improve the Company’s margins as well as increase the probability that the Company will attain profitability.

THREE MONTHS ENDED DECEMBER 31, 2003 VS. DECEMBER 31, 2002

REVENUE

Total revenues were $1,290,935 for the three months ended December 31, 2003 compared to $561,760 for the three months ended December 31, 2002. The increase was primarily attributable to an increased demand of the Company’s POTS Splitter product line. The Company continues to believe that its line of POTS Splitter products is positioned to be competitively priced with high reliability and connectivity, and as such has the potential to be a significant part of DSL deployment worldwide. The Company cannot predict if the upturn in sales of its POTS Splitter product will continue. The revenue increase was primarily from two customers, Covad Communications and Bell South.

COST OF REVENUES

Cost of sales were $1,191,193 for the three months ended December 31, 2003 as compared to $546,711 in the comparable prior period in 2002, representing 92.3% of gross revenues for the quarter ended December 31, 2003 and 97.3% for the quarter ended December 31, 2002, respectively. Our margins have contracted dramatically over the past three years as spending among the telecommunications providers has contracted, coupled with downward pressures related to the supply and demand of telecommunications products. Margins for the quarter ended December 31, 2003, increased by 5% over the margins for the same period ended December 31, 2002 due to a lower cost of production due to better material prices on our POTS Splitter product line, offset by reduced selling prices due to pricing pressure. We are unable to determine whether such increase in margins will continue for the remainder of fiscal year 2004.

RESEARCH AND DEVELOPMENT

Research and development expenses were $913,519 for the three months ended December 31, 2003 as compared to $752,848 during the comparable period in 2002 or an increase of $160,671. This increase is comprised primarily of an increase of $220,000 to Lucent for development of our TV+ platform, offset by a reduction in expenses to Microphase of approximately $50,000 as compared to the quarter ended December 31, 2002 and a decrease of $43,750 in non-cash stock and stock option expenses of $0 in the current quarter when compared to the quarter ended December 31, 2002.

Such decreases are the result of elimination of further development of the Traverser™ DVDDS product by GTRC as the Company focuses its efforts on Research and Development expenditures associated with the TV+ product with Lucent which has been comparatively, to date, less expensive to develop. Research expenditures incurred with Microphase were related to the continuing development of the Company’s DSL component products, including the Company’s line of POTS Splitters and Microfilters and the Company’s newest products, the iPOTS™ and the mPhase Stretch. We believe the mPhase iPOTS™ offers a much needed solution for the DSL industry; the iPOTS™ enables telcos to remotely and cost-effectively perform loop management and maintenance including line testing, qualification and troubleshooting. Prior to the introduction of the iPOTS™, loop management could not be remotely performed through a conventional POTS Splitter without the use of expensive cross connects or relay banks because of the mandatory DC blocking capacitors in traditional POTS splitters, as required by the ITU, ANSI and ETSI. The unique (patent pending) iPOTS™ circuit allows most test heads to perform both narrow and wideband testing of the local loop through the central office POTS Splitter without having to physically disconnect the POTS Splitter, thereby eliminating the need to dispatch personnel and a truckroll. The Company anticipates future demand for this product, as it significantly reduces the cost of deploying and maintaining DSL services. Also recently developed is the DSL loop extender product called mPhaseStretch. This product extends the service distance for the mPhase Traverser™ and can be used in conjunction with other DSL services. The Company anticipates future demand for the Stretch loop extender product as it addresses a primary issue in DSL services.

Back to Index

GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $843,478 for the three months ending December 31, 2003 up from $731,396 or an increase of $112,082 from the comparable period in 2002. These include an increase in marketing related expenses of approximately $40,000, increases in legal expenses of approximately $34,000 and other various expenses incurring individually insignificant increases totally approximately $100,000, offset by a decrease in non-cash administrative expenses of approximately $60,000. We expect sales and travel expenses to grow as the Company approaches the deployment of its TV+ products in the future.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $27,978 for the three months ending December 31, 2003, down from $128,652, or a decrease of $63,062 from the comparable period in 2002. The decrease is a result of the Company’s reduced outlays for capital expenditures in its two most recent fiscal years. We do not expect such downward trend to continue but such depreciation and amortization expense should remain at the current reduced levels until the Company commences deployment of its Television over DSL platforms. We expect to increase capital expenditures in connecting with the deployment of equipment at test sites with various telecommunications service providers globally as development of our TV+ product progresses.

NET LOSS

The Company recorded a net loss of $1,700,866 for the three months ended December 31, 2003 as compared to a loss of $1,629,338 for the three months ended December 31, 2002. This represents a loss per common share of $.02 for the three month period ended December 31, 2003 as compared to a loss per common share of $.03 for the three months ending December 31, 2002; based upon weighted average common shares outstanding of 65,914,466 and 72,814,272 during the periods ending December 31, 2002 and 2003, respectively.

The Company believes the initial major deployments and the resultant revenues of its flagship products, the Traverser™ DVDDS and the TV+ respectively, are not expected until the second quarter of fiscal year 2005, which along with any upturn of spending in the telephone industry will also increase sales and improve the Company’s margins and provide the Company with the opportunities to attain profitability.

SIX MONTHS ENDED DECEMBER 31, 2003 VS. DECEMBER 31, 2002

REVENUE

Total revenues were $3,780,137 for the six months ended December 31, 2003 compared to $771,837 for the six months ended December 31, 2002, representing an increase of $3,008,300. The increase was primarily attributable to an increased demand of the Company’s Pots Splitter product line. The Company continues to believe that its line of Pots Splitter products is positioned to be competitively priced with high reliability and connectivity, and as such has the potential to be a significant part of DSL deployment worldwide. The Company cannot predict if the upturn in sales of its Pots Splitter line will be sustained at this level. The revenue increase was primarily from two customers, Covad Communications and Bell South.

COST OF REVENUES

Cost of sales were $3,289,937 for the six months ended December 31, 2003 as compared to $744,030 in the prior period, representing 87.0% of gross revenues for the first half of fiscal 2004 which ended December 31, 2003 and 96.4% for the first half of fiscal 2003 which ended December 31, 2002, respectively. Our margins have contracted dramatically over the past three years as spending among the telecommunications providers has contracted, coupled with downward pressures related to the supply and demand of telecommunications products. Our gross margins for the first half of fiscal 2004, which ended December 31, 2003, increased by 7.4% over the margins for the same period ended December 31, 2002 due to better cost of materials used in the Pots Splitter product line. Due to pricing pressure in the current quarter, the improvement of our gross margins year to date is down 2.2 % from the 9.6% improvement we noted in the first quarter. We are unable to determine whether such increase in the year to date gross margins can be sustained for the remainder of fiscal year 2004.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1,454,899 for the six months ended December 31, 2003 as compared $1,556,142 during the comparable period in 2002, or a decrease of $101,243. This decrease is comprised primarily of a reduction in expenses to GTRC by $100,000, compared to the six months ended December 31, 2002, decreases in expenses to Microphase of approximately $116,000 and $262,500 in the non-cash option expense component of research and development and expenditures; offset by costs incurred for the increased research efforts on the TV+ product with Lucent of over $420,000 for the first half of fiscal 2004 when compared to the first half of fiscal 2003 which ended December 31, 2002.

Such decreases are the result primarily of elimination of further development of the TRAVERSER DVDDS product by GTRC as the Company focuses its efforts on research and development and expenditures associated therewith on the TV+ product with Lucent, which has been comparatively, to date, less expense to develop.

The Company does, however, expect an increase in research and development costs beginning in March, 2004. In order to broaden and diversify its current line of business into additional high growth technology areas, the Company has entered into a Development Agreement, effective February 3, 2004, with the Bell labs division of Lucent Technologies, Inc. to commercialize the use of nano power cell technology. Under the terms of the $1.2 million contract, Lucent/ Bell Labs will develop for mPhase micro-power source arrays fabricated using nanotextured, superhydrophobic materials. This new business arrangement with Lucent Bell Labs will give mPhase the opportunity to develop and offer breakthrough battery technology applications, initially to government market segments including defense and homeland security, and ultimately to the commercial market. The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for the defense department.

Back to Index

Research expenditures incurred with Microphase were related to the continuing development of the company's DSL component products, including the company's line of pots splitters and microfilters and the company's newest products, the ipots(tm) and the mphase stretch. We believe the mphase ipots(tm) offers a much-needed solution for the DSL industry; the ipots(tm) enables telcos to remotely and cost-effectively perform loop management and maintenance including line testing, qualification and troubleshooting. Prior to the introduction of the ipots(tm), loop management could not be remotely performed through a conventional pots splitter without the use of expensive cross connects or relay banks because of the mandatory dc blocking capacitors in traditional pots splitters, as required by the itu, ansi and etsi. The unique (patent pending) ipots(tm) circuit allows most test heads to perform both narrow and wideband testing of the local loop through the central office pots splitter without having to physically disconnect the pots splitter, thereby eliminating the need to dispatch personnel and a truckroll. The company anticipates future demand for this product, as it significantly reduces the cost of deploying and maintaining DSL services. Also recently developed is the DSL loop extender product called mphase stretch. This product extends the service distance for the mphase traverser(tm) and can be used in conjunction with other DSL services. The company anticipates future demand for the stretch loop extender product as it addresses a primary issue in DSL services.

GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $1,518,411 for the six months ending December 31, 2003 down from $1,624,178 or a decrease of $105,767 from the comparable period in 2002. The decrease in the selling, general and administrative costs is comprised primarily of a reduction in expenses of non-cash charges relating to the issuance of common stock and options to consultants, which totaled $307,245 for the six months ended December 31, 2003 as compared to $484,358 for the comparable period ended December 31, 2002 resulting in a savings of $177,113. This decrease, coupled with other reductions in selling, general and administrative costs including travel were offset by increases in marketing costs, including payroll and related expenses for two new technical sales managers having the composite effect of increasing aggregate administrative expenses other than non-cash charges relating to the issuance of equity instruments by approximately $75,000. We expect sales and travel expenses to grow as the company’s approaches the deployment of its tv+ products in the future.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $74,082 for the six months ending December 31, 2003, down from $259,381, or a decrease of $185,299 from the comparable period in 2002. The decrease is a result of the company’s reduced outlays for capital expenditures in its two most recent fiscal years. We do not expect such downward trend to continue but such depreciation and amortization expense should remain at the current reduced levels until the company commences deployment of its television over DSL platforms. We expect to increase capital expenditures in connecting with the deployment of equipment at test sites with various telecommunications service providers globally as deployment of our tv+ product progresses.

NET LOSS

The company recorded a net loss of $2,565,377 for the six months ended December 31, 2003 as compared to a loss of $3,421,396 for the six months ended December 31, 2002. This represents a loss per common share of $.04 for the six month period ended December 31, 2003 as compared to a loss per common share of $.06 for the six months ending December 31, 2002; based upon weighted average common shares outstanding of 63,397,799 and 72,251,251 during the periods ending December 31, 2003 and 2002, respectively.

Although it is difficult to predict the exact timing of our fist sales, the company believes the initial major deployments and the resultant revenues of its flagship products, the traverser(tm) and the tv+ respectively, are not expected until the second quarter of fiscal year 2005, which along with any upturn of spending in the telephone industry, will also increase sales and improve the Company's operating margins and provide the company with the opportunities to attain profitability.

Back to Index

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

Back to Index

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

Back to Index

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003 mPhase had working capital deficit of $3,007,748 as compared to working capital deficit of $1,658,120 at December 31, 2002. Through December 31, 2003, the Company had incurred development stage losses totaling approximately $110,581,874. At December 31, 2003, the Company had approximately $319,923 of cash, cash equivalents and approximately $182,136 of trade receivables to fund short-term working capital requirements. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) the successful wide scale development, deployment and marketing of its products.

Historically, mPhase has funded its operations and capital expenditures primarily through private placements of common stock. Management expects that its ongoing financial needs will be provided by financing activities and believes that the sales of its line of POTS Splitter products and other related DSL component products will provide some offset to cashflow used in operations, although there can be no assurance as to the level and growth rate of such sales in future periods as seen with quarter to quarter fluctuations in component sales. At December 31, 2003, the Company had cash and cash equivalents of $319,923 compared to $396,860 at June 30, 2003, accounts receivable of $182,136 and inventory of $1,488,451. This compared to $287,135 of accounts receivable and $2,103,328 of inventory at June 30, 2003.

Cash used in operating activities was $749,304 during the six months ending December 31, 2003. The cash used by operating activities principally consists of the net loss, and significant changes in assets and liabilities, including additional cash used for decreasing accrued expenses by approximately $420,000 offset by depreciation and amortization of $402,257, and by non-cash charges of $307,245 for common stock options and warrants issued for services and cash flow provided from a decrease in inventory of approximately $615,000. The Company does not expect decreases of inventory to be as significant in upcoming quarters, yet we will not need to increase inventory until the roll out of our TV+ platform.

The Company has entered into various agreements with GTARC, pursuant to which the Company receives technical assistance in developing the Digital Video and Data Delivery System. The Company has incurred expenses in connection with technical assistance from GTARC totaling approximately $0, $0, for the three month periods ended December 31, 2003 and 2002, respectively, and $13,524,300 from the period from inception through December 31, 2003. The Company and GTRC entered into a Memorandum of Intent, on October 14, 2002 and revised on November 12, 2002, as of February 17, 2003 this has been finalized, resulting in the settlement of all amounts outstanding and the exchange of mutual releases in consideration for one $100,000 promissory note payable in quarterly equal installments of $16,667 commencing March 31, 2004 and warrants to purchase approximately 5,100,000 shares of the Company’s common stock, on a cashless basis at $.35 per share through 2008. The Company and GTARC are in final documentation based upon such Memorandum of Intent. mPhase is the sole, worldwide licensee of the technology developed by GTARC in conjunction with the Traverser™ product line. Upon completion of the commercial product, GTRC may receive a royalty of up to 5% of product sales.

During the twelve months ending June 30, 2003, certain strategic vendors and related parties converted approximately $1.9 million of accounts, payable and accrued expenses into 5,923,333 shares of the Company’s common stock and 2,491,800 warrants to purchase additional shares of common stock of the Company.

As of December, 2003, mPhase is obligated to pay Lucent Technologies, Inc., the sum of $140,000 per month through May of 2004 under a new Development Agreement with Lucent for further development of the TV+ product representing charges the Company has yet to incur of approximately $560,000 in addition to $420,000 included in accounts payable at December 31, 2003, for a total sum of $980,000 pertaining to DSL Delivery Systems.

The Company does, however, expect an increase in research and development costs beginning in March, 2004. In order to broaden and diversify its current line of business into additional high growth technology areas, the Company has entered into a Development Agreement, effective February 3, 2004, with the Bell labs division of Lucent Technologies, Inc. to commercialize the use of nano power cell technology. Under the terms of the $1.2 million contract, Lucent/ Bell Labs will develop for mPhase micro-power source arrays fabricated using nanotextured, superhydrophobic materials. This new business arrangement with Lucent Bell Labs will give mPhase the opportunity to develop and offer breakthrough battery technology applications, initially to government market segments including defense and homeland security, and ultimately to the commercial market. The initial applications for the nano power cell technology will address the need to supply emergency and reserved power t o a wide range of electronic devices for the defense department.

Back to Index

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT’S PLANS

From inception (October 2, 1996) through December 31, 2003 the Company had incurred development stage losses and has an accumulated deficit of approximately $110,582,000 and a stockholder’s deficit of $4,705,992. For the six months ended December 31, 2003, and from inception through December 31, 2003 respectively, the Company had negative cash flow from operations of $749,304 and $44,364,545, respectively. The report of the Company’s outside auditor’s, Rosenberg, Rich, Baker, Berman and Company with respect to its latest audited 10k for the fiscal year ended June 30,2003 stated that “there is substantial doubt of the Company’s ability to continue as a going concern”. Management estimates that the Company will need to raise approximately $2,000,000 during the next 12 months to continue its present level of operations.

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

We have evaluated our cash requirements for the remainder of fiscal year 2004 and into fiscal 2005 based upon certain assumptions, including our ability to raise additional financing and increased sales of our POTS Splitter. The Company anticipates that it will need to raise, at a minimum, approximately $2,000,000 primarily in private placement of its common stock with accredited investors, during the next 12 months, or alternatively we will need to curtail certain expenses as incurred at the present levels including marketing and research and development expenses.

Management believes that the $2 million to be raised, in new Private Placements in the capital markets, will be sufficient to cover its current operating expenses and permit the company to maintain its present operational levels. This amount may be supplemented with additional funds that could be received from investors, currently holding warrants to purchase up to a total of approximately 19.8 million shares of common stock at exercise prices of approximately $.30 per share which are presently “in the money” and can be exercised during the next 12 months.

Should these cash flows not be available to us, we believe we would have the ability to revise our operating plan and make certain further reductions in expenses, so that our resources which were available at December 31, 2003, plus financing to be secured during the balance of fiscal year 2004, and expected POTS splitter revenues, will be sufficient to meet our obligations through the end of fiscal year 2004 and into the first half of fiscal 2005. We have continued to experience operating losses and negative cash flows. To date, we have funded our operations with a combination of component sales debt conversions with related parties and strategic vendors, and private equity offerings. Management believes that we will be able to secure the necessary financing in the short-term to fund our operations into our next fiscal year. However, failure to raise additional funds, or generate significant cash flows through revenues, could have a material adverse effect on our ability to achieve our intended business objectives.

Back to Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c and of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Back to Index

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

ITEM 2.  CHANGES IN SECURITIES

Effective for the three-month period ended December 31, 2003 the Company issued the following unregistered securities:

During the three months ending December 31, 2003, the Company granted 750,000 shares of its common stock to consultants for services performed valued at $195,000. Additionally, the Company issued 500,000 shares of its common stock pursuant to the exercise of previously outstanding warrants, generating net proceeds intended to be used for general corporate purpose of $150,000. In December of 2003, the Company issued 1,550,000 shares of its common stock together with a like amount of warrants, with an exercise price of $35, in a private placement generating net proceeds intended to be used for working capital and general corporate purposes, of $542,500 of which $367,500 was collected during December and $175,000 was collected in January, 2004. A consultant who assisted the Company with this transaction also received 100,000 shares of the Company’s common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

Back to Index

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

1.	On February 17, 2004, the Company filed a report on Form 8-K relating to other events pertaining to:

	a)	Development Agreement to commercialize use of nano power with Lucent Technologies, Inc.

	b)	Convension Agreement to convert approximately $1.8 million of accounts payable, pursuant to a warrant at approximately $.35 per share, with Georgia Tech Research Institute.

Back to Index

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: February 18, 2004	By: /s/ Martin S. Smiley

Martin S. Smiley
Executive Vice President
Chief Financial Officer and
General Counsel