Form 10-K/A
period 2003-06-30
MPHASE TECHNOLOGIES INC
filed 2004-03-05
CIK 825322

Click Here for Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1 to FORM 10-K/A

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

     The amendment includes expanded and clarified disclosure in the Consolidated Financial Statements, primarily note 10 and note 11, which begin on page F-1, technical and clerical edits, expanded and clarified disclosure in “Risk Factors,” which begin on page 11, and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results and Plan of Operations,” which begin on page 20 in addition to expanding information pertaining to the Company’s equity and related parties discussed elsewhere in this Form 10-K/A as well as updated certifications by the certifying officers of the Company

     The aforementioned changes to the consolidated financial statements have no effect on the financial position and results of operations for the year ended June 30, 2003 or the results of operations and loss per share for the years ended June 30, 2001, 2002 and 2003.

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

     The reports of the Company’s outside auditors’ Rosenberg, Rich, Baker, Berman & Company with respect to its latest audited 10K for the fiscal years ended June 30, 2003, June 30, 2002 and June 30, 2001 stated that “there is substantial doubt of the Company’s ability to continue as a going concern.” Such opinion from our outside auditors makes it significantly more difficult and expensive for the Company raise additional needed capital necessary to continue our operations.

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

We Depend Upon Outsourcing of our Research and Product Development of Our Television Platforms to Two Outside Entities.

     We depend upon GTRC for continued technical assistance in connection with deployment of the Traverser™ DVDDS platform and our business would be materially adversely affected if GTRC were to terminate our relationship, since the Company does not have certain digital engineering capability that GTRC has necessary to develop and deploy the Traverser™ DVDDS platform. We owe GTRC approximately $1.8 million and are attempting to finalize an agreement in principle to convert a portion of such payables into our common stock on terms to be agreed upon. We depend upon Lucent for the successful development of our TV+ product and our business would be materially adversely affected if Lucent were to terminate our relationship.

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

Economic Support from Affiliated Companies has been Significant During the Downturn in The Telecommunications Industry.

     Both Microphase corporation, and Janifast Ltd. had provided significant financial support to mPhase during the past two years in the form of either cash infusions or conversions of related party debt. Such companies, which share common management with mPhase, are under no legal obligation to and may not be able to sustain such economic support of mPhase in the future should such support be necessary.

Sales and margins from our component DSL products has varied dramatically during the past two years and remains volatile.

     Sales and gross margins from our POTS Splitter and other DSL products have experienced a significant decline during the period from June 30, 2001 through June 30, 2003 as a result of the significant downturn in capital spending by telecommunications service providers. Although there has been a significant recovery in such sales during the quarter ended September 30, 2003 the outlook for continuing growth in sales remains uncertain. Failure to achieve significant sales with adequate gross margins with respect to our component DSL products will negatively effect the cash available to the Company prior to commencement of sales of our flagship television platforms thereby having a negative effect upon the overall financial condition of the Company and the price of our common stock.

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

Back to Contents

     RISK FACTORS RELATED TO OUR TARGETED MARKETS

Historically the sale of infrasture products to telecommunication providers in international markets has a long lead time and a multiplicity of risks.

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

     Our Traverser™ DVDDS and mPhaseTV+ platforms may fail to meet foreign regulatory standards. Since our targeted markets for our Television platforms involves countries outside of the United States, such products are subject to greater regulatory risks since they must comply with different standards of different countries than can vary widely in the telecommunications industry. The failure to meet such regulatory standards would result in potential customers in countries outside of the United States not purchasing our television platforms.

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

     Our Customers may need to build a digital head-end to download television content from satellites involving a significant additional capital expenditure to utilize the digital Television capabilities of our Traverser™ DVDDS and TV+ products. Such additional capital costs to build a digital head-end may cause potential customers not to purchase our television platforms.

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

Issuances of Unregistered Securities

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

Back to Contents

In June and July, 1999, we issued 4,426,698 shares of our common stock at $2.50 per share pursuant to Rule 506 of Regulation D of the Securities Act for an aggregate of $11,066,745 in cash.

On July 26, 1999, 400,000 warrants previously issued pursuant to Section 4(2) of the Act for services performed were converted into 352,239 shares of common stock in a cashless exercise.

In June 1999, we also issued 400,000 warrants pursuant to Section 4(2) of the Act for services performed, each to purchase one share of common stock at an exercise price of $1.00 per share which expire in June 2004. During the year ended June 30, 2000 these warrants to purchase 400,000 shares of common stock were exercised generating proceeds of $400,000.

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

During February 2000, warrants were issued pursuant to Section 4(2) of the Act for services performed to purchase 200,000 and 50,000 shares of common stock and were also exercised, at an exercise price of $4.00 and $5.00, respectively, generating additional proceeds of $1,050,000.

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

During the year ended June 30, 2000, we issued 1,164,215 shares of common stock to employees and consultants pursuant to Section 4(2) of the Act for services performed.

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

On April 3, 2001 we issued warrants to purchase 1,550,625 shares of common stock at an exercise price of $3.00 per share expiring on April 3, 2005 to accredited investors, who, as consideration for consent to certain additional issuances, in May 2000, were issued 1,040,625 shares of our common stock at $8.00 per share pursuant to Rule 506 of Regulation D of the Act and in September 2000, were issued 510,000 shares of our common stock at $5.00 per share pursuant to Rule 506 of Regulation D of the Act.

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

Back to Contents

On July 18, 2001 we issued 575,000 shares of our common stock and a like amount of warrants at an exercise price of $3.00 per share and a term of five years pursuant to Rule 506 of Regulation D of the Act for approximately $575,000 in cash.

Effective June 30, 2001 the Company converted $2,420,039 of liabilities due to directors and related parties into 4,840,077 shares of the Company’s common stock pursuant to debt conversion agreements pursuant to Section 3(a)(9) of the Act. These issuances included 2,400,000 shares for the conversion of $1,200,000 of liabilities by Janifast; 1,278,000 shares for the conversion of $639,000 of liabilities by Microphase; 954,000 shares for the conversion of $477,000 of liabilities by Lintel Corporation and its affiliates at that time including Mr. L. Barton, a Director of the Company at that time; and; 208,077 shares for the conversion of $104,038 of liabilities by the Company’s Joint venture partner-Alpha-Star and Affiliates.

In September 2001, certain of our officers and directors purchased an aggregate of 2,000,000 shares of common stock for an aggregate investment of $1,000,000. These issuances included 1,000,000 shares to Mr. L. Barton, a director at that time, for an investment of $500,000; 400,000 shares to Mr. Ronald A. Durando, the Company’s president and a director, for an investment of $200,000; 400,000 shares to Mr. Gustave Dotoli , the Company’s vice-president and a director, for an investment of $200,000; and; 200,000 shares to Mr. Martin S. Smiley, the Company’s vice-president, for an investment of $100,000; and were exempt pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Act.

In December 2001 and January 2002, we issued 6,797,643 shares of common stock and a like amount of warrants at an exercise price of $.30 per share for a term of five (5) years pursuant to Rule 506 of Regulation D of the Act for approximately $2,000,000 in cash. This issuance was exempt pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Act.

Back to Contents

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

a.)	During December 2001, the Company converted $660,000 of liabilities due to Microphase and $360,000 of liabilities due to Janifast into 2,200,000 and 1,200,000, respectively, shares of the Company’s common stock and a like amount of warrants to purchase one share each of the Company’s common stock at an exercise price of $.30 pursuant to debt conversion agreements pursuant to Section 3(a)(9) of the Act and 320,000 shares of common stock plus warrants to purchase another 320,000 shares of common stock at $.30 for a term of 5 years, respectively, were issued to strategic vendors pursuant to Section 3(a)(9) of the Act.

b.)	During the quarter ended March 31,2002 the Company converted $96,000 of liabilities due to Strategic Vendors into 320,000 shares of the Company’s common stock and a like amount of warrants to purchase one share each of the Company’s common stock at an exercise price of $.30 pursuant to debt conversion agreements pursuant to Section 3(a)(9) of the Act.

c.)	Effective March 31, 2002, the Company converted $420,872 of liabilities due to Piper Rudnick LLP, outside legal counsel to mPhase pursuant to Section 3(a)(9) of the Act into a warrant to purchase up to a total of $1,683,490 shares of the Company’s common stock which pursuant to EITF 96 18, has an approximate value of $.30 per share and a warrant to purchase 550,000 shares of the Company’s common stock at an exercise price of $.30 per share pursuant to the terms of payment agreement. In addition, Piper agreed to accept a Promissory note for $420,872 of current payables at an interest rate of 8% with payments of $5,000 per month commencing June 1, 2002 and continuing through December 1, 2003, with a final payment of principal plus accrued interest due at maturity on December 31, 2003. Additionally, 1,022,996 shares of common stock were issued to strategic vendors, the value of which was based upon the price of the Company’s common stock on the effective date of settlement with each strategic vendor, to settle $761,786 of liabilities pursuant to Section 3(a)(9) of the Act. The conversion of $1,182,658 of such liabilities which, together with gains from cash settlements of $27,960 resulted in an aggregate gain on extinguishments of $142,236.

d.)	Effective for June 30 2002, the Company converted $360,000 of liabilities due to Microphase and $80,000 of liabilities due to Janifast into 2,250,000 and 500,000 shares of the Company’s common stock, respectively, pursuant to debt conversion agreements pursuant to Section 3(a)(9) of the Act.

From August 2001 to June 2002, we issued an aggregate of 2,976,068 shares of common stock to consultants for an aggregate of $1,202,997. We also issued an aggregate of 2,675,000 warrants to consultants for an aggregate of $1,040,000. Each transaction was pursuant to Section 4(2) of the Act.

During the year ended June 30, 2003, we issued 4,296,680 shares of Common Stock at $.30 per share plus 5 year warrants to purchase 4,296,680 shares of Common Stock at $.30 per share in a Private Placement pursuant to Rule 506 of Regulation D of the Act, generating net proceeds to the company of approximately $1,164,000.

During the year ended June 30, 2003, the Company issued 426,000 shares of its common stock valued at $112,245 and 1,690,000 warrants, valued at $203,150 based upon the fair market value of the Company’s common stock on the date of the grant using the Black-Scholes option pricing model. The Company recorded these charges, totaling $318,395 to operations for the year ended June 30, 2003. Each transaction was pursuant to Section 4(2) of the Act.

Back to Contents

During the fiscal year ended June 30, 2003, the Company converted certain payables and accrued expenses with officers, related parties and strategic vendors pursuant to Section 4(2) and to Section 3(a)(9) of the Act aggregating approximately $1.9 million into 5,923,333 restricted shares of the Company’s common stock and 5 year warrants to purchase an additional 3,706,800 restricted shares of the Company’s common stock. Of these 5,533,333 shares of common stock and 3,491,800 warrants were issued in settlement of $1,748,756 of debt to related parties as follows:

a.)	The conversion of $620,000 on and $360,000 on of liabilities due to Microphase corporation, and Janifast Ltd into 3,033,000 shares and 1,500,000 shares of stock, respectively. The value attributable to the shares was based upon the market price of the Company’s common stock on the measurement date, such date was determined pursuant to EITF00-1, as to when all the contingent terms of the conversion agreements were met, in which no gain or loss was recognized on the conversion of $980,000 of debt, and;

b.)	Also included in such conversions during the year ended June, 30 2003, were transactions whereby the Company converted $525,967 of liabilities; $269,362 due to the Company’s president, $211,605 due to the vice president and $45,000 due to the a sales manager who is also concurrently employed by Microphase, for unpaid management compensation and sales commissions due from mPhase into warrants to purchase up to a total of 2,656,500 shares of the Company’s common stock. The aggregate value of such warrants was estimated using the Black-Scholes options pricing model, pursuant to EITF 96-18, having an approximate value of $.21 per share, or $538,173. The Company recorded a settlement expense of approximately $12,206 with respect to the Company’s president and vice president.

c.)	Strategic vendors converted $117,486 of payables into 340,000 shares of the Company’s common stock on the measurement date the value of which was based upon the price of the Company’s common stock on the effective date of settlement with each party. This resulted in a gain of $37,383, which, when combined with all conversions and the gains from cash settlements of $36,049 for the fiscal year 2003, resulted in a net gain on extinguishments in the statements of operations of $61,226 for the year ended June 30, 2003.

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

Back to Contents

     As required, mPhase has adopted the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” which provides guidelines on applying generally accepted accounting principals to revenue recognition based upon the interpretations and practices of the SEC. The Company recognizes revenue for its POTS Splitter Shelf and other DSL component products at the time of shipment, at which time, no other significant obligations of the Company exist, other than normal warranty support.

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

     On December 31, 2003, the Company became in arrears with respect to $420, 872 of a balloon payment on a Note payable to its outside Law Firm, Piper & Rudnick LLC. The Company is in discussion with respect to such law firm to extend and/or cancel all or portions of this debt. It should be noted that Piper & Rudnick hold warrants received in March of 2001 in exchange for cancellation of certain payables. Such warrants have conversion rights into our common stock for 2,233,490 shares that may be registered under a recently filed Registration Statement, pending effectiveness, and are cashless. Such warrants could be exercised shares of our common stock which could then be sold in the open market upon the effectiveness of this Registration Statement on Form S-1, if deemed effective, in the open market to recover our outstanding payable. See also Risk Factors Section on Page 11 hereof.

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

Back to Contents

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In addition the Company has tested its TV+ platform in July of 2003 with 3 customers of Hart Telephone. A member of mPhase’s Board of Directors is employed by Lintel, Inc., the parent corporation of Hart Telephone. Mr. Durando, the President and CEO of mPhase, owns a controlling interest and is a director and COB of Janifast Limited. Mr. Durando and Mr. Dotoli are officers of Microphase Corporation. Mr. Dotoli is also a shareholder of Janifast Limited. Mr. Ergul, the chairman of the board of mPhase, owns a controlling interest and is a director of Microphase Corporation and is a director and shareholder of Janifast Limited. Microphase, Janifast, Hart Telephone and Lintel Corporation are significant shareholders of mPhase. Microphase, Janifast and Hart Telephone have converted significant liabilities to equity in fiscal years June 30, 2001, 2002 and in the current fiscal year.

Management believes the amounts charged to the Company by Microphase, Janifast, mPhase Television.Net and Hart Telephone are commensurate to amounts that would be incurred if outside parties were used. The Company believes Microphase, Janifast and Hart Telephone have the ability to fulfill their obligations to the Company without further support from the Company.

Transactions with Officers, Directors and their Affiliates

     Directors that are significant shareholders of Janifast Limited include Messrs Ronald A. Durando, Gustave T. Dotali, and Necdet F. Ergul.

     On November 11, 2002 and November 12, 2002, the Company issued warrants to purchase 2,491,080 shares of common stock of the Company which were valued at $480,917 or $.193 per share with an exercise price of $.01 per share for the cancellation of unpaid compensation to two officer’s of the Company as of October 14, 2002.

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

Back to Contents

provisions for prepayment by the Company, and, at the option of the holder, provide for the conversion of unpaid principal and interest into units valued at $.30 each, each unit consisting of one share of the Company’s common stock and a one warrant to purchase the Company’s common stock at $.30 per share for a period of 5 years.

     Necdet F. Ergul, Ronald A. Durando and Gustave T. Dotoli, our Chairman, Chief Executive Officer and Chief Operating Officer, respectively, are executive officers and shareholders of Microphase and Ronald Durando and Gustave T. Dotoli are president and vice- president of PacketPort.com., respectively.

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

     Mr. Michael McInerney, an outside Director, is employed by Lintel Inc. and Mr. Abraham Biderman was employed until September 30, 2003 by our former investment banking firm Lipper & Company.

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

     In September 2001, certain of our officers and directors purchased an aggregate of 2,000,000 shares of common stock for an aggregate investment of $1,000,000. Theseissuances included 1,000,000 shares to Mr. L. Barton, a director at that time, for an investment of $500,000; 400,000 shares to Mr. Ronald A. Durando, the Company’s president and a director, for an investment of $200,000; 400,000 shares to Mr. Gustave Dotoli , the Company’s vice-president and a director, for an investment of $200,000; and; 200,000 shares to Mr. Martin S. Smiley, the Company’s vice-president, for an investment of $100,000; and were exempt pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Act.

     For consulting services rendered in connection with the joint venture, the Company agreed to pay two officers of the Company and a related party $412,400, which was included on the June 30, 2000 consolidated balance sheet of the Company. This amount was paid by the Company during the year ended June 30, 2001.

     Messrs. Biderman, McInerney and Mr. Anthony Guerino own a relatively small amount of stock, warrants and options in mPhase Technologies, Inc.

Back to Contents

Transactions with Microphase Corporation

     mPhase’s President and Chairman of the Board of the Company are also employees of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to increase the rent to $10,000 and in January 2000 to $11,050 per month. In July 2002, such amount was increased to $12,200 per month, and as of January 1, 2003 such rent was reduced to $10,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development assistance. Such agreement was amended as of January 1, 2002 to reduce such payment to $20,000 per month. Such amount was reduced to $6,000 per month starting January 1, 2003. Microphase also charges fees for specific projects on a project-by-project basis. During the years ended June 30, 2001, 2002 and 2003 and for the period from inception (October 2, 1996) to June 30, 2003, $2,128,983, $1,212,594, $648,102, and $7,224,526, respectively, have been charged to expense or inventory under these Agreements and is included in operating expenses in the accompanying consolidated statements of operations. Management believes that amounts charged to the Company by Microphase are commensurate to amounts that would be incurred if outside third parties were used.

     On February 15, 1997, mPhase entered into a Technology, Patent and Trademark License Agreement (the “Agreement”) with MicroTel (Note 4). The Agreement permits the Company to utilize the patent and trademark technology of MicroTel under a licensing arrangement. The Company made payments of $37,500 per month, commencing June 1, 1997 for technology development. During the period ended June 30, 1997 and 1998, $37,500 and $450,000 had been charged to expense under this Agreement and is included in licensing fees in the consolidated statement of operations. As of June 25, 1998, the Company acquired MicroTel and as of that date this Agreement was no longer in effect.

     During the fiscal year ended June 30, 2000, $2,600,000 was advanced to Microphase in the form of a note, which was repaid by Microphase during the year. mPhase recorded $39,000 of interest income on this note for the year ended June 30, 2000.

     The Company is obligated to pay a 3% royalty to Microphase on revenues from its proprietary Traverser_ Digital Video and Data Delivery System and DSL component products. During the years ended June 30, 2001, 2002 and 2003 mPhase recorded royalties to Microphase totaling $297,793, $78,762 and $47,304, respectively.

      Pursuant to a debt conversion agreement between the Company and Microphase for the year ended June 30, 2001, Microphase received 1,278,000 shares of mPhase common stock. For the year ended June 30, 2002, in consideration for a direct investment of $100,000 and pursuant to debt conversion agreements, Microphase received 2,900,000 shares of mPhase common stock and warrants to purchase 2,200,000 mPhase common stock. During the fiscal year ended June 30, 2003 Microphase received 4,033,333 shares of common stock plus five year warrants to purchase 1,000,000 shares of common stock of mPhase at $.30 per share in exchange for the cancellation of accounts payable totaling $920,000. As of June 30, 2002, the Company had $92,405 included in other liabilities–related parties in the accompanying consolidated balance sheet and as of June 30, 2003 $360,000 in notes payable–related parties. Additionally, at June 30, 2003, approximately $142,000 of undelivered purchase orders remain outstanding with Microphase.

Transactions with Janifast

     Janifast Ltd., a Hong Kong corporation manufacturer, which has produced components for our prototype Traverser_ DVDDS product, and may produce such components for us in the future. Necdet F. Ergul, Ronald A. Durando and Gustave T. Dotoli are controlling shareholders of Janifast Ltd. with an aggregate ownership interest of greater than 75% of Janifast Ltd. Mr. Durando is Chairman of the Board of Directors and Mr. Ergul is a Director of Janifast.

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

     Pursuant to a debt conversion agreement between the Company and Janifast Ltd., for the year ended June 30, 2001, Janifast Ltd. received 1,200,000 shares of the Company’s common stock. For the year ended June 30, 2002 pursuant to debt conversion agreements, Janifast Ltd. received 3,450,000 shares of mPhase common stock and 1,200,000 warrants to purchase mPhase common stock. During the year ended June 30,2003 Janifast Ltd. was issued 1,500,000 shares of mPhase common stock in connection with the cancellation of $360,000 of outstanding liabilities of mPhase, the value of which was based upon the price of the Company’s common stock on the effective date of the settlement. No gain or loss was recognized in connection with conversions by Janifast Ltd. for the fiscal year ended June 30, 2003. During the years ended June 30,2001, 2002 and 2003 and the period from inception (October 2, 1996) to June 30, 2003 $8,932,378, $1,759,308 and $10,691,686 respectively, of invoices for products and services have been charged to inventory or expense- other liabilities–related parties as long term liabilities in the consolidated balance sheet and as of June 30, 2003 no amounts remain payable to Janifast Ltd. Additionally, at June 30, 2003, approximately $1,435,000 of undelivered purchase orders remain outstanding with Janifast Ltd.

Transactions with Lintel, Inc and Affiliates

      A member of mPhase’s Board of Directors is employed by Lintel, Inc., the parent corporation of Hart Telephone. The Company has installed its prototype product and commenced beta testing at Hart Telephone. In addition, the Company has entered into a supply agreement with Hart Telephone upon the completion of beta testing and the commencement of production of the Traverser_. As consideration for the execution of the agreement with Hart Telephone, in May 2000, mPhase issued Hart Telephone 125,000 options each to purchase one share of common stock at an exercise price of $1.00 (valued at $1,010,375), which is included in research and development expenses in the accompanying statement of operations as of June 30, 2000. Mr. J. Lee Barton, the president and chief executive officer of Lintel Inc., (Lintel is the parent of Hart Telephone Company), and at that time Mr. Barton was a Director of the Company, received a $285,000 bonus, a stock award of 140,000 shares and 100,000 options in addition to the 125,000 granted to Hart for Beta testing services in the year ended June 30, 2000 and 120,000 options for services as a Director for the year ended June 30, 2001.

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

Back to Contents

Transactions with Other Related Parties

In March 2000, mPhase acquired a 50% interest in mPhaseTelevision.Net (formerly Telco Television Network, Inc.), an incorporated joint venture, for $20,000. The agreement provided for the grant of warrants to the joint venture partner, in consideration of the execution of the Joint Venture Agreement, to purchase 200,000 shares of the Company’s common stock for $4.00 per share (valued at $2,633,400). This non-cash charge was included in general and administrative expenses in the statement of operations for the year ended June 30, 2000. The fair value of the warrants granted to the joint venture partner as of the date of grant was based on the Black-Scholes stock option pricing model, using the following weighted average assumptions: annual expected rate of return of 0%, annual volatility of 115%, risk free interest rate of 5.85% and an expected option life of 3 years.

The agreement stipulated for mPhase’s joint venture partner, AlphaStar International, Inc., (“Alphastar”), to provide mPhaseTelevision.Net right of first transmission for its transmissions of MPEG-2 digital satellite television. In addition, in March 2000, mPhase loaned the joint venture $1,000,000 at 8% interest per annum. The loan is repayable to the Company from equity infusions to the subsidiary, no later than such time that mPhaseTelevision.Net qualifies for a NASDAQ Small Cap Market Listing. During April 2000, the Company acquired an additional 6.5% interest in mPhaseTelevision.Net for $1,500,000. As of June 30, 2003 mPhase owns a 56.5% interest in mPhaseTelevision.net. The Company terminated the lease of the earth station for business reasons, and there was no material impact on mPhaseTelevision.net’s operating activities.

Pursuant to an agreement dated as of June 18, 2002, mPhaseTelevision.Net has terminated its lease of the earth station and Alphastar and its affiliated entity have converted certain accounts payable into shares of the Company’s common stock.

Additionally, under this Agreement, mPhase is obligated to pay Alphastar and its affiliates $35,000, which is included in amounts due to related parties in the consolidated balance sheet as of June 30, 2003.

During the fiscal years ended June 30, 2001, 2002 and 2003, the joint venture was charged $1,009,420, $64,039 and $0, respectively for fees and costs by its joint venture partner and its affiliates.

Transactions with Strategic Vendors

     Effective March 31, 2002, the Company converted $420,872 of liabilities due to Piper Rudnick LLP, outside legal counsel to mPhase into a warrant to purchase up to a total of 1,683,490 shares of the Company’s common stock which pursuant to EITF 96-18, has an approximate value of $.30 per share; and a warrant to purchase 550,000 shares of the Company’s common stock at an exercise price of $.30 per share pursuant to the terms of payment agreement. In addition, Piper agreed to accept a Promissory Note for $420,872 of current payables at an interest rate of 8% with payments of $5,000 per month commencing June 1, 2002 and continuing through December 1, 2003, with a final payment of principal plus accrued interest due at maturity on December 31, 2003. As of August 11, 2003 the Company is $35,000 in arrears with respect to the $5,000 per month payment of the Promissory Note.

     On December 31, 2003, the Company became in arrears with respect to $420,872 of a balloon payment on a Note payable to its outside Law Firm, Piper & Rudnick LLC. The Company is in discussion with respect to such law firm to extend and/or cancel all or portions of this debt. It should be noted that Piper & Rudnick hold warrants received in March of 2001 in exchange for cancellation of certain payables. Such warrants have conversion rights into our common stock for 2,233,490 shares that may be registered under a recently filed Registration Statement, pending effectiveness, and are cashless. Such warrants could be exercised shares of our common stock which could then be sold in the open market upon the effectiveness of our recently filed Registration Statement on Form S-1, if deemed effective, in the open market to recover our outstanding payable. See also Risk Factor Section on Page 5 hereof.

     On October 14, 2002, the Company entered into a memorandum on intention with Georgia Tech Research Corporation (GTRC) and its affiliate, Georgia Tech Applied Research Corporation (GTARC), which memorandum was revised on November 12, 2002 and in October of 2003 and is subject to the approval of the respective board of directors of the parties thereto and the exchange of mutual releases. The memorandum provides for the settlement of any and all amounts outstanding to GTRC and GTARC in

Back to Contents

consideration of the issuance of warrants to purchase 5,069,242 shares of the Company’s common stock at $.01 per share (with a cashless exercise right) in exchange for cancellation of an approximately $1.3 million portion of the Company’s accounts payable. In addition the Company would issue a term promissory note in the principal amount of $674,235 with interest at prime+1% and varied payments through 2008 in exchange for cancellation of an account payable by the Company in an same amount. The non-current amount of two promissory notes plus two warrants that were part of the proposed transaction as originally negotiated and as reflected in the memorandum of November 12, 2002 are reflected on the balance sheet dated June 30, 2003 as long-term debt and other liabilities for the amounts that were expected on June 30, 2003 to be converted to the two promissory notes payable and the warrants respectively. As of February 12, 2004 we are finalizing an agreement to convert all of such payables, approximating $1.8 million and including amounts reflected as Notes Payable as of June 30, 2003 and September 30, 2003, into a warrant convertible into our Common Stock on a cashless basis at approximately $.36 per share. This agreement is still subject to final exclusion of legal documentation by GTRC.

Back to Contents

Effective June 30, 2001 the Company converted $2,420,039 of liabilities due to directors and related parties into 4,840,077 shares of the Company’s common stock pursuant to debt conversion agreements. During the fiscal year ended June 30, 2002 certain strategic vendors and related parties converted approximately $2.7 million of accounts payable and accrued expenses into 7,492,996 shares of the Company’s common stock and 5,953,490 warrants. During the twelve months ending June 30, 2003, certain strategic vendors and related parties converted approximately $1.9 million of accounts payable and accrued expenses into 5,923,333 shares of the Company’s common stock and warrants to purchase 3,706,800 shares of common stock of mPhase. . Such vendors include Microphase Corporation, Janifast, Ltd., and Strategic Vendors including Piper Rudnick LLP, mPhase’s outside counsel. Conversions with related parties only consisted of the following:

Equity Conversions of Debt and Other Financial Instruments with Related Parties
	For the Years Ended June 30,
	2001	2002	2003

Janifast
Number of shares	2,400,000	3,450,000	1,500,000

Number of warrants	0	1,200,000	0

Amount converted to equity	$1,200,000	$720,000	$360,000

Microphase Corporation
Number of shares	1,278,000	2,700,000	4,033,333

Number of warrants	0	2,200,000	1,000,000

Amount converted to equity	$639,000	$740,000	$920,000

Lintel Corporation and Affiliates
Number of shares (A)	954,000	0	0

Number of warrants	0	0	0

Amount converted to equity	$477,000	$0	$0

Officers
Number of shares	0	333,334	0

Number of warrants (B)	0	333,334	2,491,800

Amount converted to equity	$0	$103,000	$480,967

Joint Venture Partner and Affiliates
Number of shares	208,077	63,216	0

Number of warrants	0	0	0

Amount converted to equity	$104,038	$31,628	$0

Total Related Party Conversions
Number of shares	4,840,077	6,546,550	5,533,333

Number of warrants	0	3,733,334	3,491,800

Amount converted to equity	$2,420,038	$1,594,628	$1,760,967

(A) Includes Mr. L. Barton in Fiscal 2001, a former Director of the Company.

(B) Includes $12,206 settlement expense incurred to the Company’s President and Vice President in connection with the exchange of warrants to purchase the company’s common stock to cancel unpaid compensation, which is included as a reduction to gain on Settlements in fiscal 2003.

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

Back to Contents

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of mPhase Technologies, Inc.:

     We have audited the accompanying consolidated balance sheets of mPhase Technologies, Inc. (a New Jersey corporation in the development stage) and subsidiaries as of June 30, 2003 and June 30, 2002, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), cash flows and Schedule II (Valuation and Qualifying Accounts, Item 14B) for each of the two years in the period ended June 30, 2003 and for the period from inception (October 2, 1996) to June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of mPhase Technologies, Inc. for the period from inception to June 30, 2001. Such amounts are included in the cumulative from inception to June 30, 2003 totals of the statements of operations, changes in stockholders’ equity and cash flows and reflect total net loss of 83 percent of the related cumulative totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from inception to June 30, 2001, included in the cumulative totals, is based solely upon the report of the other auditors.

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

Back to Contents

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of mPhase Technologies, Inc.:

     We have audited the accompanying consolidated balance sheets of mPhase Technologies, Inc. (a New Jersey corporation in the development stage) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2001 and for the period from inception (October 2, 1996) to June 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of mPhase Technologies, Inc. for the period from inception to June 30, 2001. Such amounts are included in the cumulative from inception to June 30, 2001 totals of the statements of operations, changes in stockholders’ equity and cash flows and reflect total net loss of 6 percent of the related cumulative totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from inception to June 30, 1998, included in the cumulative totals, is based solely upon the report of the other auditors.

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

     As required, mPhase has adopted the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” which provides guidelines on applying generally accepted accounting principles to revenue recognition based on the interpretations and practices of the SEC. The Company recognizes revenue for its POTS Splitter Shelf and other DSL component products at the time of shipment, at which time, no other significant obligations of the Company exist, other than normal warranty support.

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

     The impairment test for the Company’s patents and license rights resulted in the Company concluding that no impairment in addition to amortization previously recorded was necessary during the year ended June 30, 2003.

INVENTORIES

     Inventory consists mainly of the Company’s POTS Splitter Shelf and Filters. Inventory is comprised of the following:

	June 30

	2002	2003

Raw materials	$266,748	$131,797
Work in Progress	1,045,679	728,537
Finished goods	3,273,644	1,729,344

Total	4,586,071	2,589,678

Less: Reserve for obsolescence	(1,243,355)	(486,350)

	$3,342,716	$2,103,328

LONG-LIVED ASSETS

     The Company accounted for long-lived assets for the years ended June 30, 2001 and 2002 in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed of,” the Company reviewed its long-lived assets for impairment when changes in circumstances indicate, that the carrying amount of an asset may not be recoverable. Such changes in circumstances may include, among other factors, a significant change in technology that may render an asset or an asset group obsolete or noncompetitive, a significant change in the extent or manner in which an asset is used, evidence of a physical defect in an asset or asset group or an operating loss.

     In August 2001, the FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which became effective for the Company July 1, 2002 for the fiscal year ended June 30, 2003. The Company assesses long-term assets for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 144, the Company reviews long-term assets for impairment whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. The Company also assesses these assets for impairment based on their estimated future cash flows.

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

     The carrying amounts reported in the consolidated balance sheets for mPhase’s notes payable, long-term debt, amounts due to related parties approximate their fair values and the amounts recorded as other liabilities and other liabilities – related parties approximate their fair values based on current rates at which the Company could borrow funds with similar maturities.

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

     Conversions, Settlements and Gain on Extinguishments

     In addition this total for the year ended June 30, 2003 includes 4,873,333 shares of common stock and warrants to purchase 2,656,800 shares of the Company’s common stock which were issued as follows:

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

(b)	Also included in such conversions during the year ended June 30, 2003, were transactions whereby the Company converted $525,967 of liabilities due to the Company’s president, vice president and a sales manager who is also concurrently employed by Microphase, for unpaid management compensation and sales commissions due from mPhase into warrants to purchase up to a total of 2,656,800 shares of the Company’s common stock. The aggregate value of such warrants was estimated using the Black-Scholes options pricing model, pursuant to EITF 96-18, having an approximate value of $.21 per share, or $538,173. The Company recorded a settlement expense of approximately $12,206 with respect to these three individuals.

(c)	Strategic vendors converted $117,486 of payables into 340,000 shares of the Company’s common stock on the measurement date the value of which was based upon the price of the Company’s common stock on the effective date of settlement with each party. This resulted in a gain of $37,383, which, when combined with all the conversions and gains from cash settlements of $36,049 for the fiscal year 2003, resulted in a net gain on extinguishments in the statements of operations of $61,226 for the year ended June 30, 2003.

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

     During the year ended June, 30 2003, the Company converted $525,967 of liabilities due to the Company’s president, vice president and a sales manager who is also concurrently employed by Microphase, for unpaid management compensation and sales commissions due from mPhase into warrants to purchase up to a total of shares of the Company’s common stock which, pursuant to EITF 96-18, have an approximate value of $.21 per share or $538,173. The Company recorded a settlement expense of approximately $12,206, which is included as a reduction to gain on settlements in the statements of operations for the year ended June 30, 2003.

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

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

11. RELATED PARTY TRANSACTIONS – (continued)

Equity Conversions of Debt and Other Financial Instruemnets with Related Parties	For the Years Ended June 30,

	2001	2002	2003

Janifast:
Number of shares	2,400,000	3,450,000	1,500,000

Number of warrants	0	1,2000,000	0

Amount converted to equity	$1,200,000	$720,000	$360,000

Microphase Corporation:
Number of shares	1,278,000	2,700,000	4,033,333

Number of warrants	0	2,200,000	1,000,000

Amount converted to equity	$639,000	$740,000	$920,000

Lintel Corporation and Affiliates:
Number of shares (A)	954,000	0	0

Number of warrants	0	0	0

Amount converted to equity	$477,000	$0	$0

Officers
Number of shares	0	333,334	0

Number of warrants (B)	0	334,334	2,491,800

Amount converted to equity	$0	$103,000	$480,967

Joint Venture Partners and Affiliates
Number of shares	208,077	63,216	0

Number of warrants	0	0	0

Amount converted to equity	$104,038	$31,628	$0

Total Related Party Conversions
Number of shares	4,840,077	6,546,550	5,533,333

Number of warrants	0	3,733,334	3,491,800

Amount converted to equity	$2,420,038	$1,594,628	$1,760,967

(A)	Includes Mr. L. Barton in fiscal 2001, a former Director of the Company.
(B)	Includes $12,206 settlement expense incurred to the Company’s Chief Operating Officer in connection with the exchange of warrants to purchase the Company’s common stock to cancel unpaid compensation, which is included as a reduction to gain on settlements in fiscal 2003.

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

mPHASE TECHNOLOGIES, INC.

Dated: March 5, 2004	By:	/s/ RONALD A. DURANDO
Ronald A. Durando
President, CEO

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Necdet F. Ergul, Chairman of the Board	March 5, 2004

Ronald A. Durando, Chief Executive Officer, Director	March 5, 2004

Gustave T. Dotoli, Chief Operating Officer, Director	March 5, 2004

Martin S. Smiley, Chief Financial Officer	March 5, 2004

Anthony Guerino, Director	March 5, 2004

Abraham Biderman, Director	March 5, 2004

Michael McInerney, Director	March 5, 2004

44