Form 10-Q
period 2004-03-31
MPHASE TECHNOLOGIES INC
filed 2004-05-24
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED MARCH 31, 2004

COMMISSION FILE NO. 000-24969

mPhase Technologies, Inc.
(Exact name of registrant as specified in its charter)

NEW JERSEY	22-2287503
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

587 CONNECTICUT AVE., NORWALK, CT	06854-1711
(Address of principal executive offices)	(Zip Code)

ISSUER'S TELEPHONE NUMBER, (203) 838-2741

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, DURING THE PRECEDING 12 MONTHS (OR FOR SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORT), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / / THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF MAY 12, 2004 IS 84,806,295 SHARES, ALL OF ONE CLASS OF $.01 STATED VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.
INDEX
		PAGE
PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

	Consolidated Balance Sheets-June 30, 2003 and
	March 31, 2004 (Unaudited)	3

	Unaudited Consolidated Statements of Operations-Three
	months ended March 31, 2003 and 2004 and from October 2, 1996
	(Date of Inception) to March 31, 2004	4

	Unaudited Consolidated Statements of Operations-Nine months
	ended March 31, 2003 and 2004 and from October 2, 1996
	(Date of Inception) to March 31, 2004	5

	Unaudited Consolidated Statement of Changes in Shareholders'
	Deficit Nine months ended March 31, 2004	6

	Unaudited Consolidated Statements of Cash Flows-Nine Months
	Ended March 31, 2003 and 2004 and from October 2, 1996
	(Date of Inception) to March 31, 2004	7

	Notes to Unaudited Consolidated Financial Statements	8

ITEM 2 Management's Discussion and Analysis of Financial Condition
	and Results of Operations	14

ITEM 3 Quantitative and Qualitative Disclosures about market risk		24

ITEM 4	CONTROLS AND PROCEDURES	24

PART II	OTHER INFORMATION

Item 1. Legal Proceedings		25

Item 2. Changes in Securities		25

Item 3. Defaults Upon Senior Securities		25

Item 4. Submission of Matters to a Vote of Security Holders		25

Item 5. Other Information		25

Item 6. Exhibits and Reports on Form 8-K		26

Signature Page		27

Certifications		28

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	June 30,	March 31,
	2003	2004
		(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$396,860	$1,375,062
Accounts receivable, net of bad debt reserve
of $0 in each period	287,135	122,291
Stock subscription receivable	110,000	-
Inventories, net	2,103,328	1,026,247
Prepaid expenses and other current assets	100,329	275,910

Total Current Assets	2,997,652	2,799,510

Property and equipment, net	581,890	95,379
Patents and licensing rights, net	184,587	142,059
Other Assets	17,250	17,250

TOTAL ASSETS	$3,781,649	$3,054,1983

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	2,352,961	2,579,883
Accrued expenses	885,735	694,627
Due to related parties	187,372	162,944
Notes payable, current	762,735	819,804
Deferred revenue	214,180	214,180
Notes payable related parties	-	280,000

TOTAL CURRENT LIABILITIES	4,402,983	4,751,438

Long-term debt, net of current portion	586,303	-
Other Liabilities	1,561,249	350,000

Notes payable, related parties	460,000	-

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY

Common stock, stated value $.01, 150,000,000
shares authorized; 71,453,521 and 84,726,295
shares issued and outstanding at June 30, 2003
and March 31, 2004, respectively	714,535	847,262
Additional paid in capital	104,754,284	110,029,739
Deficit accumulated during development stage	(108,016,497)	(112,916,268)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	(3,228,826)	2,047,240

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,781,649	$3,054,198

The accompanying notes are an integral part of these consolidated balance sheets.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			October 2, 1996
	Three Months Ended		(Date of
	March 31,		Inception) to
			March 31,
	2003	2004	2004

REVENUES	$209,754	$555,339	$19,303,171

COSTS AND EXPENSES
Cost of Sales	205,231	483,964	13,723,190
Research and development
( including non-cash stock related
charges of $43,750 , $0, and $2,045,669
respectively)	905,554	1,403,817	37,533,969
General and Administrative
(including non-cash stock
related charges of $88,282, $36,900
and $46,300,570
respectively)	543,627	803,411	77,073,190
Depreciation and amortization	128,725	26,801	2,539,737

TOTAL COSTS AND EXPENSES	1,783,137	2,717,993	130,870,086

LOSS FROM OPERATIONS	(1,573,383)	(2,162,654)	(111,566,915)

OTHER INCOME (EXPENSE)
Gain (Loss) on extinguishments	9,399	(152,078)	74,471
Minority interest loss in
consolidated subsidiary	-	-	20,000
Capital losses	(12,251)	-	(11,258)
Loss from unconsolidated
subsidiary	-	-	(1,466,467)
Interest income (expense), net	(10,578)	(19,664)	33,541

TOTAL OTHER INCOME (EXPENSE)	(13,430)	(171,742)	(1,349,713)

NET LOSS	$(1,586,813)	$(2,334,396)	$(112,916,268)

LOSS PER COMMON SHARE,
basic and diluted	$(.02)	$(.03)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, basic and diluted	65,956,810	81,564,405

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			October 2, 1996
	Nine Months Ended		(Date of
	March 31,		Inception) to
			March 31,
	2003	2004	2004

REVENUES	$981,591	$4,335,476	$19,303,171

COSTS AND EXPENSES
Cost of Sales	949,261	3,878,239	13,723,190
Research and development
( including non-cash stock related
charges of $262 500, $0 and $2,045,669
respectively)	2,461,696	2,858,715	37,533,969
General and Administrative
(including non-cash stock
related charges of $572,640, $344,940 and
$46,300,570
respectively)	2,167,805	2,196,052	77,073,190
Depreciation and amortization	388,106	100,883	2,539,737

TOTAL COSTS AND EXPENSES	5,966,868	9,033,889	130,870,086

LOSS FROM OPERATIONS	(4,985,277)	(4,698,483)	(111,566,915)

OTHER INCOME (EXPENSE)
Gain (Loss) on extinguishments	50,123	(128,991)	74,741
Minority interest loss in
consolidated subsidiary	-	-	20,000
Capital losses	(28,328)	-	(11,258)
Loss from unconsolidated
subsidiary	-	-	(1,466,467)
Interest income (expense), net	(44,727)	(72,367)	33,541

TOTAL OTHER INCOME (EXPENSE)	(22,932)	(201,358)	(1,349,713)

NET LOSS	$(5,008,209)	$(4,899,771)	$(112,916,628)

LOSS PER COMMON SHARE,
basic and diluted	$(.08)	$(.07)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, basic and diluted	64,238,350	75,312,435

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders' Deficit
(unaudited)

	Shares	$.01 Stated	Treasury	Additional	Accumulated	Total
		Value	Stock	Paid-in Capital	Deficit	Shareholders
						Equity
						(Deficit)

Balance June 30, 2003	71,453,521	$714,535	$(7,973)	$104,081,049	$(108,016,497)	$(3,228,886)
Issuance of common
stock with warrants in
private placement	11,084,306	$110,842	$-	$3,347,230	$-	$3,458,072

Issuance of Common
stock for services	924,667	$9,247	$-	$238,153	$-	$247,400

Issuance of common
stock and warrants in
settlement of debt	110,467	$1,105	$-	$1,962,097	$-	$1,963,202

Issuance of common stock
pursuant to exercise of
warrants	1,153,334	$11,533	$-	$304,467	$-	$316,000

Issuance of options and warrants
to purchase common stock
for services	-	$-	$-	$96,743	$-	$96,743

Net Loss	-	$-	$-	$-	$(4,899,771)	$(4,899,771)

Balance, March 31, 2004	84,726,295	$847,262	$(7,973)	$110,029,739	$(112,916,268)	$(2,047,240)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			October 2,
			1996
	Nine Months Ended		(Date of
	March 31,		Inception) to
			March 31,
	2003	2004	2004
Cash Flow From Operating Activities:
Net Loss	$(5,008,209)	$(4,899,771)	$(112,916,268)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	1,100,974	573,579	6,167,719
Book Value of fixed assets disposed	-	-	74,272
Provision for doubtful accounts	8,311	-	32,124
(Loss) on debt extinguishments	(50,125)	128,991	(74,471)
Loss on unconsolidated subsidiary	-	-	1,466,467
Impairment of note receivable	-	-	232,750
Loss on securities	16,504	-	11,258
Non-cash charges relating to issuance of common stock,
common stock options and
Warrants	878,890	344,143	48,488,240
Changes in assets and liabilities:
Accounts receivable	174,199	164,844	(154,415)
Inventories	750,129	1,077,080	(816,008)
Prepaid expenses and other current assets	28,960	30,417	(566,032)
Other non-current assets	3,580	-	-
Receivables from Subsidiary	-	-	(150,000)
Accounts payable	(2,646)	279,422	4,436,817
Accrued expenses	410,826	(133,670)	1,678,901
Due to/from related parties:
Microphase	538,046	66,156	2,362,105
Janifast	136,057	(205,998)	2,074,002
Officers	190,335	(90,583)	468,756
Lintel	-	-	477,000
Others	-	-	211,972
Deferred revenue		-	214,180
Net cash (used in) operating Activities	(824,169)	(2,665,390)	(46,280,631)
Cash Flow from Investing Activities:
Payments related to patents and licensing rights	-	-	(375,720)
Purchase of fixed assets	(37,132)	(5,500)	(2,542,605)
Net Cash (used in) investing
activities	(37,132)	(5,500)	(2,918,325)
Cash Flow from Financing Activities:
Proceeds from issuance of common stock and
exercises of options and warrants	338,000	3,834,092	50,342,010
Payments of notes payable	(50,369)	(5,000)	(207,859)
Advances from (Repayments to) related party	527,840	(180,000)	347,840
Proceeds from notes payable, related parties	-		130,000
Payment of notes payable, related parties	-		(30,000)
Repurchase of treasury stock at cost	-		(7,973)
Net cash provided by financing activities	815,471	3,649,092	50,574,018
Net increase (decrease) in cash	(45,830)	978,202	1,375,062
CASH AND CASH EQUIVALENTS, beginning of period	47,065	396,860	-
CASH AND CASH EQUIVALENTS, end of period	$1,235	$1,375,062	$1,375,062

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.          BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

mPhase Technologies, Inc. (the "Company") was organized on October 2, 1996. On February 17, 1997, the Company acquired Tecma Laboratories, Inc. ("Tecma") in a transaction accounted for as a reverse merger. On June 25, 1998, the Company acquired Microphase Telecommunications, Inc. ("MicroTel"), through the issuance of 2,500,000 shares of its common stock in exchange for all the issued and outstanding shares of MicroTel. The assets acquired in this acquisition were patents related to the mPhase line of DSL component products (e.g., POTS Splitters) and patent applications utilized in the Company's proprietary Traverser™ Digital Video Data Delivery System ("Traverser"). The primary business of the company is to design, develop, manufacture and market high band-width telecommunication products incorporating digital subscriber line ("DSL") technology. The present activities of the Company are focused (a) upon cost reduction and enhancement of its proprietary Traverser™ product under an Agreement with Lucent Technologies, Inc. and (b) deployment of the Traverser™ product. The Traverser™ enables telecommunications service providers to simultaneously deliver MPEG2 digital quality television (utilizing non-internet protocol), high-speed Internet and voice over copper telephone wire utilizing DSL technology. Additionally, the Company sells DSL component products which includes microfilters, splitters, and line extenders.

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

BASIS OF PRESENTATION-The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ending March 31, 2004 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

Through March 31, 2004, the Company had incurred cumulative (a) development stage losses totaling  $112,916,268 and (b) negative cash flow from operations equal to $48,280,631. At March 31, 2004, the Company had approximately $1,325,062 of cash, cash equivalents and approximately $122,291 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

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

STOCK-BASED COMPENSATION-The Company accounts for its stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized for options granted to employees. In fiscal 1997, the Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation" for disclosure purposes; accordingly, no compensation expense has been recognized in the results of operations for its stock option plan for options granted to employees as required by APB Opinion No.25. During fiscal 2004, the Company adopted the disclosure only provisions of FASB Statement No. 123 and SFAS 148, Accounting for Stock-Based Compensation, for stock-based employee compensation, effective as of the beginning of the fiscal year. Under the method selected by the Company, stock-based employee compensation cost recognized in 2004 and 2003 is still based upon the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, which is measured as the excess, if any, of the quoted market price over the exercise price on the date of the grant to all employee awards granted. The following table illustrates the effect on net income and earnings per share as if the fair value based method has been applied to all outstanding and unvested awards in each period.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2004	2003	2004	2003
Net loss, as reported	$(2,334,396)	$(1,586,813)	$(4,899,771)	$(5,008,209)
Add: Stock-based compensation expense included
in reported net income, net of related tax effects	—	1,403	—	23,923
Deduct: Total stock-based compensation expense
determined under fair value based method for all awards,
net of related tax effects	—	(12,016)	—	(204,885)
Pro forma net loss	$(2,334,396)	$(1,597,426)	$(4,899,771)	$(5,189,171)
Loss per share:
Basic and diluted—as reported	$(.03) $	(.02) $	(.07) $	(.08)
Basic and diluted—pro forma	$(.03) $	(.02) $	(.07) $	(.08)

RECENT ACCOUNTING PRONOUNCEMENTS-In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements."  This statement amends SFAS No. 13, "Accounting for Leases," to eliminate inconsistencies by the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  Provisions of SFAS No. 145 related to the rescission of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002.  The adoption of SFAS No. 145 did not have a material impact on our financial statements.

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

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31. 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on our consolidated financial position or results of operations.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

STATEMENT OF CASH FLOW SUPPLEMENTAL INFORMATION

	NINE MONTHS ENDED
	MARCH 31,
	2003	2004

Interest Paid	$10,410	$47,094

Taxes Paid	$0	$250

Schedule of Non-Cash Investing and Financing Activities:

Conversion of accounts payable and accrued expenses to equity	$775,392	$1,834,211

Investments in Patents and Licenses paid with equity	$0	$38,750

2.          RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase's President, Chief Operating Officer and Chairman of the Board of the Company are also officers of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340, and in July 2002 to $12,200 per month. Effective January 1, 2003 the office space agreement was revised to $10,000 per month, and in July 2003 to 18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development assistance, which, effective January 1, 2003, was revised to $20,000 per month and in July 2003 it was further revised to $5,000 per month.

Microphase also charges fees for specific projects on a project-by-project basis. During the nine months ended March 31, 2003 and 2004 and from inception (October 2, 1996) to March 31, 2004, $336,679, $538,399 and $7,561,205, respectively, have been charged to expense or inventory under these Agreements and is included in operating expenses in the accompanying consolidated statements of operations.

The Company is obligated to pay a 3% royalty to Microphase on revenues from its proprietary Traverser™ Digital Video and Data Delivery System and DSL component products. For the nine months ended March 31, 2003 and 2004, mPhase recorded royalties to Microphase totaling $29,240 and $129,679, respectively. During the fiscal year ended June 30, 2003 Microphase received 4,033,333 shares of common stock, 1,000,000 five year warrants to purchase shares of common stock of mPhase at $.30 per share in exchange for the cancellation of accounts payable totaling $920,000.

In March of 2003, Messrs, Durando, Dotoli and Smiley participated in a private placement of the company investing $20,000, $20,000 and $75,000 respectively, receiving common stock of mPhase at $0.30 per share plus 5 year warrants of mPhase to purchase a like amount of common stock at $0.30 per share.  In March of 2003, Messrs Durando and Smiley lent to mPhase $30,000 and $100,000 respectively at 12% interest pursuant to two promissory notes originally due in September of 2003.  In June 2003, Mr. Durando was repaid and Mr. Smiley agreed to extend his note until July, 2004.  Also in June, 2003, Microphase agreed to convert $360,000 of accounts payable to a note payable, interest at 12%, due in July, 2004.  The notes have provisions for prepayment by the Company and at the option of the holder, provide for the conversion of unpaid principal and interest into units valued at $0.30 each, each unit consisting of one share of the Company's common stock and one warrant to purchase the Company's common stock at $0.30 per share for a period of 5 years.  During the nine months ended March 31, 2004, the Company repaid $180,000 of principal on this note to Micorphase and recorded interest expense of $41,400 on both of these notes.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As a result of the foregoing transactions as of March 31, 2004, the Company had $127,944 payable to Microphase, which is included in amounts due to related parties and $180,000 notes payable to related parties in the accompanying consolidated balance sheet.

JANIFAST LTD.

The Company purchases products and incurs certain research and development expenses with Janifast Ltd., which is owned by  Janifast Holdings, Ltd., a Hong Kong company in which three directors of mPhase are significant shareholders and one is an officer, in connection with the manufacturing of POTS Splitter shelves and component products including cards and filters sold by the Company. During the year ended June 30, 2003, Janifast Ltd. received 1,500,000 shares of mPhase common stock in connection with the cancellation of $360,000 of outstanding liabilities of mPhase, the value of which was based upon the price of the Company's stock on the effective date of the settlement.  No gain or loss was recognized by Janifast Ltd. for the fiscal year ended June 30, 2003.

During the nine months ended March 31, 2003 and 2004 and the period from inception (October 2, 1996) to March 31, 2004, $2,652,760, $184,082 and $13,344,446, respectively have been charged by Janifast to inventory, prepaid expenses or expense and is included in operating expenses in the accompanying statements of operations.

As a result of the foregoing transactions as of March 31, 2004, the Company had $205,998 due from Janifast Ltd. representing components that the Company purchased on behalf of Janifast Ltd. less amounts charged to the Company by Janifast Ltd. for completed component products, which is included in prepaid expenses and other current assets parties in the accompanying balance sheet.

OTHER RELATED PARTIES

As consideration for a letter of settlement with a former consultant of mPhase, the Company had loaned the former consultant $250,000 in the form of a Note ("Note"), secured by 75,000 shares of the former consultants common stock of mPhase. The Note was due April 7, 2001. Accordingly, during the year ended June 30, 2002 and 2003, the Company charged $20,250 and $0, respectively, to administrative expense as a result of impairment of the Note. At March 31, 2004, the Company has included the residual balance of $17,250, representing the estimated fair value of the underlying stock, in long-term assets in the accompanying consolidated balance sheet.

Effective March 31, 2002, the Company converted $420,872 of liabilities due to Piper Rudnick LLP, outside legal counsel to mPhase into a warrant to purchase up to a total of 1,683,490 shares of the Company's common stock, which pursuant to EITF 96-18, has an approximate value of $.30 per share; and a warrant to purchase 550,000 shares of the Company's common stock at an exercise price of $.30 per share pursuant to the terms of payment agreement. In addition Piper agreed to accept a Promissory note for $420,872 of current payables at an interest rate of 8% with payments of $5,000 per month commencing June 1, 2002 and continuing through December 1, 2003, with a final payment of principal plus accrued interest due at maturity on December 31, 2003. The Company is currently, in default with respect to payments due during the term and at maturity under the Promissory note.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.          INVENTORIES

Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists mainly of the Company's POTS Splitter shelves and cards. At March 31, 2004 inventory is comprised of the following:

Raw materials	$ 93,439
Work in progress	518,203
Finished goods	903,955

Total	1,512,597
Less: Reserve for Obsolescence	(486,350)

Net Inventory	$ 1,026,247

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

Utilization of net operating losses generated through March 31, 2004 may be limited due to changes in ownership that have occurred.

5.          ACCRUED EXPENSES

Accrued expenses representing accrued general and administrative expenditures were $694,627 at March 31, 2004. At March 31, 2004 unpaid invoices for expenses for research and development expenses incurred with Lucent Technologies, Inc. totalling $170,000, included in accrued expenses and $480,603 were included in accounts payable.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the nine months ended March 31, 2003 and ended March 31, 2004, mPhaseTelevision.Net, Inc., was charged $0 and $0, respectively for fees and costs by its joint venture partner and its affiliates.

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

7. EQUITY TRANSACTIONS

During the nine months ending March 31, 2004, the Company granted 924,667 shares of its common stock to consultants for services performed. Additionally, effective for the nine months ended March 31, 2004, the Company issued 110,467 shares of the Company's common stock and 5,069,242 warrants in connection with the extinguishments of debt. The Company issued 10,955,480 shares of its common stock together with a like amount of warrants in a private placement generating net proceeds of $3,458,073, net of $313,200 cash outlays for offering expenses.  Additionally the Company issued shares of its common stock to financial advisors that assisted the Company in these private placements.  The Company also received $316,000 of net proceeds from the exercise of warrants to purchase 1,053,334 shares of its common stock and the Company issued 100,000 shares of its common stock to financial advisors in connection with the exercise of such warrants.

8. DEBT EXTINGUISHMENTS AND CONVERSIONS

Effective for the nine months ending March 31, 2004, pursuant to debt conversion agreements, the Company converted the $1,834,211 of liabilities due to certain strategic vendors and related parties into 110,467 shares of the Company's common stock, and 5,069,242 warrants which resulted in a loss of $128,991. Additionally, during the nine months ending March 31, 2004, a note payable in the amount of $360,000 to Microphase Corporation was executed in exchange for the cancellation of a like amount of accounts payable to Microphase on September 25, 2003 which matures on July 25, 2004. Additionally, a note payable to Martin Smiley, CFO and General Counsel of mPhase, in the amount of $100,000 was extended from September 25, 2003 to July 24, 2004. Both liabilities carry an interest rate of 12% payable quarterly in arrears. Each note is convertible into Common Stock of mPhase at the rate of $.30 cents per share through July 25, 2004. Upon conversion, each note holder will be granted warrants to purchase an equivalent amount of mPhase Common Stock at $.30 cents per share for a period of five years from the date of conversion. On April 16, 2004, Microphase cancelled its right to convert its note into a like amount of warrants at $.30 cents per share.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.          COMMITMENTS AND CONTINGENCIES

On February 18, 2004, the Company finalized an agreement with GTRC to settle approximately $1.8 million payable pursuant to the issuance of a warrant convertible into approximately 5,069,200 shares of the Company's common stock on a cash-less basis plus a note. At March 31, 2004 the Company owes $100,000 to GTRC and  has included this amount in the accompanying balance sheet as a current obligation under the caption "current portion of notes payable".

If and when sales commence utilizing this particular technology, the Company will be obligated to pay to GTRC a royalty of up to 5% of sales of the Traverser DVDDS.

From time to time, the Company may be involved in various legal proceedings and other matters arising in the normal course of business. The Company currently has no material outstanding legal proceedings.

10.         DEFERRED REVENUE

Deferred revenue as of March 31, 2004 consists of customer billing in excess of costs totaling $156,180 on the POTS product line whereby completion of customer acceptance will be attained when original splitters are upgraded to the next generation splitters and deposits of $58,000 from Beta customers on the Traverser™ product line orders to be delivered when it reaches commercial production.

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

RESULTS OF OPERATIONS

OVERVIEW

mPhase, a New Jersey corporation, founded in 1996 is a publicly-held company with over 11,000 shareholders and approximately 85 million shares of common stock outstanding. The Company's common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. We are headquartered in Norwalk, Connecticut with offices in Little Falls, NJ and New York, N.Y. mPhase shares common office space with Microphase Corporation, a privately held company. Microphase is a leader in the field of RF and filtering technologies within the defense industry. It has been in operation for almost 50 years and supports mPhase with both engineering, administrative and financial resources as needed.

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

mPhase introduced its first TV over DSL product, the Traverser Digital Video and Data Delivery System in 1999. The Traverser DVDDS, is a patented end-to-end system based upon proprietary technology developed in conjunction with Georgia Tech Research Corporation. Because it is an end-to-end video-over- aynchronous DSL (ADSL) system, the Traverser does not interoperate with other manufacturer's DSL Central Office equipment or Customer Premise modems. This system is the only non-Internet Protocol system on the market today. The Company continues to market this product, and believes is best suited for customers specifically interested in supporting television services with a minimal need to support high-speed data customers.

The Traverser is installed at Hart Telephone Company in Hartwell, Georgia, where a 30-user system is currently operational. Hart Telephone competed the construction of its digital head end toward the end of 2001, marking the Traverser's transition to commercial deployment. A Traverser system is also installed at the BMW manufacturing plant in Spartanburg, South Carolina for use as a telebroadcast system in a commercial setting.

The mPhase TV+ platform, recently developed in conjunction with the Bell Labs division of Lucent Technologies, Inc. (Lucent), is a new product also designed to allow for the simultaneous delivery of voice, high speed data, and broadcast TV over copper telephone lines between a telephone service provider's CO and the customer premises. The TV+  is a modular solution for the delivery of several hundred broadcast television channels over ADSL that utilizes an industry-leading, standards-based Lucent Stinger™ DSL Access Concentrator for transport of digital television plus high speed internet and voice. The mPhase TV+ platform consists of a cost-reduced Traverser INI™ set top box located in a customer's premises plus the Lucent Stinger (digital subscriber line access mutiplexer commonly known as a DSLAM) located at the telephone company's central office. A newly developed mPhase Broadcast Television Switch ("BTS") interfaces with the Stinger and a video headend built by a telephone service provider to downlink broadcast television programming from satellites. The BTS formats the video data prior to distribution to a customer by the Stinger and supports administrative tasks associated with subscriber management. Using the Lucent Stinger for transport in the TV+ platform results in a highly scalable architecture for the delivery of video. This scalability is accomplished by internally multicasting each television channel for delivery from the CO to a larger number of end users than would be otherwise possible over ADSL. We believe that the TV+ platform is the most cost-effective, standards-based solution for delivery of broadcast television using ADSL. The Stinger is one of a few DSLAM's currently on the market with robust internal multicasting capabilities. For mPhase, the alliance with Lucent marks a change in strategy from selling a complete proprietary platform to providing an industry-standard modular solution.

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

We believe the legacy DVDDS developed by GTRC, when combined with a version of the cost-reduced Traverser INI™ set top box redesigned by Lucent, can be sold in international markets where primary demand is for multi-channel digital broadcast television plus voice only and where there is little demand for high speed internet. We believe the mPhase TV+ platform is the optimal solution for both a telecommunications service provider where the ultimate customer requires all three services, i.e. high-speed internet, voice and digital broadcast television over ADSL.

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

To effectively market this joint solution, mPhase has been established as a Lucent Business Partner. As a business partner, mPhase is able to sell the complete TV+ platform, including reselling the Lucent Stinger®. The agreement enables mPhase to sell the TV+ platform anywhere in the world where the customer is interested in supporting digital video services. Additionally, mPhase and Lucent are jointly marketing this product solution to existing Lucent customers, as well as to Lucent's extensive network of business partners around the world. Together the two companies are in the process of identifying strong opportunities and target markets. Once identified, collectively mPhase and Lucent will approach Lucent's established business partner in that region for further marketing to the appropriate end customer. This co-marketing relationship is of significant value to mPhase. By gaining access to Lucent's business partners, mPhase will have the opportunity to significantly increase exposure for its TV+ solution without having to increase the size of its direct sales force.

mPhase DSL Component Products - mPhase also has designed and markets a line of DSL component products ranging from items such as Plain Old Telephone Service POTS splitters to innovative loop management products. From our inception in 1996 to date virtually all of mPhase's revenue has been derived from sales of our component DSL products such as POTS splitters and low pass filters. Our newest innovation in our suite of DSL component products is our iPOTS or Intelligent POTS splitter product. This product enables telephone service providers comprehensive remote and automated test access to all elements of a DSL network. The iPOTS product allows a telephone service provider to bypass POTS splitters on a DSL network and avoid having to manually intervene and disrupt line usage so a test signal can pass through a DSL network. This product marks an advancement in automating DSL loop management. As DSL deployments increase, it is becoming more important for telecommunications service providers to streamline the process for rolling-out and troubleshooting DSL services. Additionally, as competition for high wpeed internet expands, the market is witnessing a reduction in the price for such service. Therefore it has become imperative that telecommunications service providers lower the operational costs involved with supporting DSL services. Currently our iPOTS1 is designed for use with the Lucent Stinger, whereas, the iPOTS3 is compatible with DSLAM's manufactured by other vendors. mPhase currently has a non-exclusive worldwide distribution agreement with Corning Cable Systems for the sale of the iPOTS products. Such arrangement potentially expands exposure for this product, as Corning is one of the largest vendors of central office DSL filtering equipment. The Company is also aggressively pursuing direct efforts with respect to sales of the iPOTS product.

mPhase has established a worldwide distribution agreement with Corning Cable Systems for the sale of this product.

NANOTECHNOLOGY: During the quarter ended March 31, 2004, the Company entered into the new field of Nanotechnology for the development of micro power source arrays for battery applications.  Such technology is currently the subject of $1.2 million development agreement with Lucent Technolgies Inc.  The first product line to be developed is targeted for military applications and is not expected to be available for sale for a period of approximately 18 months.

mPhase was organized on October 2, 1996. On February 17, 1997, the Company acquired Tecma Laboratories, Inc., a public corporation in a reverse merger transaction. This resulted in the Company's stock becoming publicly traded on the NASDAQ Over-the-Counter Bulletin Board. On June 25, 1998, the Company acquired Microphase Telecommunications, Inc. in a stock for stock exchange, whose principal assets included patents and patent applications utilized in the Company's Traverser™ product. On March 2, 2000, mPhase acquired an interest in mPhaseTelevision.Net, Inc., a joint venture organized to provide digital television programming content to service providers deploying television over DSL.

From mPhase's inception, the operating activities related primarily to research and development, establishing third-party manufacturing and distribution relationships and developing product brand recognition among telecommunications service providers. These activities included establishing trials and field tests of the

Traverser™ product with Hart Telephone Company in Georgia, and establishing a core administrative and sales organization. The company  is currently focused on achieving developments on its TV + Product worldwide:

Revenues. To date, all material revenues have been generated from sales of the POTS Splitter Shelves and other DSL component products to a small number of telecommunications companies. mPhase believes that future revenues are difficult to predict because of the length and variability of the commercial roll-out of  its broadcast television platform to various telecommunications service providers. Since the Company believes that there may be a significant international market for its broadcast television platforms  involving many different countries, with different regulations, certifications and commercial practices than the United States, future revenues are highly subject to the changing variables and uncertainties. Additionally, the recent instability of the telecommunications market evidenced by reduction in capital spending across the whole telecom sector contributes to our difficulty in accurately predicting future revenues.

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

Research and development. Research and development expenses consist principally of payments made to GTRC, Microphase Corporation and Lucent Technologies, Inc. for development of the Traverser™ and the integration mPhase's Broadcast Television Switch with the Lucent Stinger voice and data delivery system product. All research and development costs are expensed as incurred. In addition the company has recently incurred research and development expenses with Lucent Technologies Inc. for work performed in the area of Nanotechnology.

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

Non-Cash Compensation Charge

The Company makes extensive use of stock options and warrants as a form of compensation to employees, directors and outside consultants. From inception (October 2, 1996) through March 31, 2004 the Company has incurred cumulative (a) development stage losses and has an accumulated deficit of $112,916,268 and (b) negative cash flow from operations of $46,280,631. The auditors report for the fiscal year ended June 30, 2003 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern".  The Company raised approximately  $3.8 million during the nine month period ended March 31, 2004 and management estimates that the Company needs to raise an additional $4 million during the next 12 months to continue operations. As of March 31, 2004, the Company had a negative net worth of $2,047,240 down from a negative net worth of $3,228,826 as a result of the raising of proceeds from private placements plus conversions of debt to equity offset by continuing net losses incurred after June 30, 2003.

In fiscal 2001, the Company had anticipated that the sales of its component products would be able to supplement the underwriting of the completion of our flagship product, the Traverser™. In fiscal 2002 and 2003 these sales declined with the overall decline of DSL deployments and spending in the telephone industry. During the first half of the fiscal year 2004, POTS Splitter revenues increased but have declined during the third quarter ended March 30, 2004. The Company believes its new IPOTS product will capture some of the existing DSL deployments, providing increases in revenue in the second half of fiscal 2005. Until such time such revenues are realized, the Company intends on maintaining its reduced cost structure to minimize its losses, which management believes will permit the Company to sustain its development process and ultimately achieve profitability.

The Company believes that significant deployments and resulting revenues from these deployments of its flagship product, the TV+, are not expected until the second quarter of fiscal year 2005. The Company further believes that an increase in capital expenditures in the telecommunications industry will also increase sales and improve the Company's margins as well as increase the probability that the Company will attain profitability.

THREE MONTHS ENDED MARCH 31, 2004 VS. MARCH 31, 2003

REVENUE

Total revenues were $555,339 for the three months ended March 31, 2004 compared to $209,754 for the three months ended March 31, 2003. The increase was primarily attributable to continued slow sales of the Company's POTS Splitter product line, caused by the continuing downturn in the telecommunications market, including among customers that order component products from the Company. The Company continues to believe that its line of POTS Splitter products is positioned to be competitively priced with high reliability and connectivity, and as such has the potential to be a significant part of DSL deployment worldwide. The Company still cannot say when the demand for telecommunication equipment will resume.

COST OF REVENUES

Cost of sales were $483,964 for the three months ended March 31, 2004 as compared to $205,231 in the prior period, representing 87.2% of gross revenues for the quarter ended March 31, 2004 and 98% for the quarter ended March 31, 2003, respectively. Our margins have contracted dramatically over the past two years as spending among the telecommunications providers has contracted, coupled with downward pressures related to the supply and demand of telecommunications products, and the current quarters improvement represents a slight improvement of our purchase price for materials used in our products.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1,403,817 for the three months ended March 31, 2004 as compared to $905,554 during the comparable period in 2003 or an increase of $498,263 from the comparable period in 2003. Such expenditures include $0 incurred with GTRC for the three months ended March 31, 2004 as compared to $0 during the comparable quarter in 2003, which was more than offset by $596,675 incurred in the current quarter ended March 31, 2004, with Lucent Technologies, Inc., which consisted of $396,675 incurred on the development of the Broadcast Television Plus product for use with Lucent's Stinger® DSL product, $200,000 incurred on the cost with respect to the development of micro power source array batteries using Nanotechnology. In addition, the balance of $807,142 of additional expenses was incurred with Microphase and other strategic vendors for the three months ended March 31, 2004 when compared to $405,554 during the comparable quarter in 2003, and thus resulted in a decrease of $401,588 of such research costs to other than GTRC and Lucent. The elimination in research expenditures incurred with GTRC is due to the Company's transition from its legacy Traverser™ product to its TV+ platform in 2004.

Research expenditures incurred with Microphase were related to the continuing development of the Company's DSL component products, including the Company's line of POTS Splitters and Microfilters and the Company's newest products, the iPOTS™ and the mPhase Stretch. We believe the mPhase iPOTS™ offers a much needed solution for the DSL industry; the iPOTS™ enables telcos to remotely and cost-effectively perform loop management and maintenance including line testing, qualification and troubleshooting. Prior to the introduction of the iPOTS™, loop management could not be remotely performed through a conventional POTS Splitter without the deployment of personnel to the field. The unique (patent pending) iPOTS™ circuit allows most test heads to perform both narrow and wideband testing of the local loop through the central office POTS Splitter without having to physically disconnect the POTS Splitter, thereby eliminating the need to dispatch personnel . The Company believes future demand for this product, as it significantly reduces the cost of deploying and maintaining DSL services. Also recently developed is the DSL loop extender product called mPhaseStretch. This product extends the service distance for the mPhase Traverser™ and can be used in conjunction with other DSL services. The Company anticipates future demand for the Stretch loop extender product outside of the United States as it addresses a primary issue in DSL services on a cost-efficient basis.

GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $803,411 for the three months ending March 31, 2004 up from $543,627 or an increase of $259,784 for the comparable period in 2003. The increase in the selling, general and administrative costs included a decrease of non-cash charges relating to the issuance of common stock and options to consultants, which totaled $36,900 for the three months ended March 31, 2004 as compared to $88,282 for the three months ended March 31, 2003 or an increase of $51,382 of such charges. The increase of $311,166 in selling, general and administrative costs were the aggregate of additions of several new employees in connection with development of the Company's mPhase TV+ solution and entry into the area of Nanotechnology.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $26,801 for the three months ending March 31, 2004, down from $128,725, or a decrease of $101,924 from the comparable period in 2003. The decrease is a result of the Company's reduced outlay for capital expenditures in its two most recent fiscal years. We do not expect such downward trends to continue but such depreciation and amortization expense should remain at the current levels until the Company commences deployment of its Television over DSL platforms. We expect to increase capital expenditures in connecting with the deployment of equipment at test sites with various telecommunications service providers globally as development of our TV+ product progresses.

NET LOSS

The Company recorded a net loss of $2,334,396 for the three months ended March 31, 2004 as compared to a loss of $1,586,813 for the three months ended March 31, 2003. This represents a loss per common share of $.03 for the three month period ended March 31, 2004 as compared to a loss per common share of $.02 for the three months ending March 31, 2003; based upon weighted average common shares outstanding of 81,564,405 and 65,596,810 during the periods end March 31, 2004 and 2003, respectively.

The Company believes the initial major deployments and the resultant revenues of its Flagship product, the TV+ platform, are not expected until the second quarter of fiscal year 2005, which along with any upturn of spending in the telephone industry will also increase sales and improve the Company's margins and provide the Company with the opportunities to attain profitability.

NINE MONTHS ENDED MARCH 31, 2004 VS. MARCH 31, 2003

REVENUE

Total revenues were $4,335,476 for the nine months ended March 31, 2004 compared to $981,591 for the nine months ended March 31, 2003. The increase was attributable primarily to significantly increasing sales of the Company's POTS Splitter product line in the first quarter of fiscal year 2004, followed by more modest increases in sales during the second and third quarter of fiscal year 2004, as compared to such quarters in fiscal year 2003.  There remains continued volatility in capital spending in the telecommunications market, including customers that order component products from the Company. The Company continues to believe that its line of POTS Splitter products is positioned to be competitively priced with high reliability and connectivity, and as such has the potential to be a significant part of DSL deployment worldwide. The Company cannot predict future demand for such product line.

COST OF REVENUES

Cost of sales was $3,878,239 for the nine months ended March 31, 2004 as compared to $949,261 in the prior period, represented as a result of a substantial increase in POTS Splitter sales and constituted 89.5% of gross revenues, for the nine months ended March 31, 2004 and 2003, respectively. The margins have increased slightly during the current period but not dramatically as spending among the telecommunications providers contracted during the fiscal years ended June 30, 2003 and

June 30, 2002 respectively remain volatile coupled with downward pressures related to the supply and demand of telecommunications products.

RESEARCH AND DEVELOPMENT

Research and development expenses were $2,858,715 for the nine months ended March 31, 2004 as compared to $2,461,696 during the comparable period in 2003; or an increase of $397,019 from the comparable period in 2003. Such expenditures include $0 incurred with GTRC for the nine months ended March 31, 2004 as compared to $100,000 during the comparable period in 2003. The Company incurred all of its research and development expenses with vendors including Lucent, Microphase and other strategic vendors for the nine months ended March 31, 2004 which totaled $2,858,715 as compared to $2,361,696 incurred with vendors other than GTRC during the comparable period in 2003.

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

Research expenditures incurred with Microphase were related to the continuing development of the company's DSL component products, including the company's line of pots splitters and microfilters and the company's newest products, the ipots(tm) and the mphase stretch. We believe the mphase ipots(tm) offers a much-needed solution for the DSL industry; the ipots(tm) enables telcos to remotely and cost-effectively perform loop management and maintenance including line testing, qualification and troubleshooting. Prior to the introduction of the ipots(tm), loop management could not be remotely performed through a conventional pots splitter without dispatching personnel to the field. The unique (patent pending) ipots(tm) circuit allows most test heads to perform both narrow and wideband testing of the local loop through the central office pots splitter without having to physically disconnect the pots splitter, thereby eliminating the need to dispatch personnel and a truckroll. The Company anticipates future demand for this product, as it significantly reduces the cost of deploying and maintaining DSL services.

The changes in Research and Development expenses for the nine month period ended March 31, 2004 as compared to the nine month period ended March 31, 2003 included the following significant items:

  A reduction of expenses with GTRC of $100,000.

  An increase of charges from Lucent Technologies of $839,852

  A decrease of depreciation related to research and development of $187,091 from $659,767 to $472,676.

  A decrease of expenses with Microphase and other strategic vendors of $255,742

Charges from Lucent Technologies Inc. totaled $1,508,602 for the nine months ended March 31, 2004 as compared to $688,750 for the same period ended March 31, 2003.  Such charges consisted of $1,308,602 for development of the TV+ product and $200,000 incurred with respect to the Company's new Nanotechnology product line.

The elements attributing to the decrease in other research and development expenses included a decrease in the operations of the Company's joint venture, mPhase Television.net. The major costs incurred by the joint venture were payroll expenses attributable to research and development of the Company's transmission capabilities and acquisition of television content. Costs incurred by the joint venture during the nine months ending March 31, 2003 were $31,000 as compared to $0 for the nine months ending March 31, 2004.

The elimination of research expenditures incurred with GTRC is due to the Company's new focus in the development of its TV+ platform and reduced emphasis on its legacy Traverser™ product. The Company's project with Lucent provides for increased features at a reduced cost for its TV+ platform product. To date expenses incurred with respect to such project are $1,508,602 for the nine months ended March 31, 2004. The Company does, however, expect Research and Development Expenses to increase during fiscal year commencing July 1, 2004 (fiscal year 2005) since its efforts will include both increased expenditures with Lucent Technologies, Inc for development of its iPOTS 3 product, its TV+ platform and its entry into the field of Nanotechnology. The initial applications for the nano pwer cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for the United States Department of Defense.

Research expenditures incurred with Microphase were related to the continuing development of the Company's DSL component products, including the Company's line of POTS Splitters and Microfilters and the Company's newest products, the iPOTS™ and the mPhase Stretch. We believe the mPhase iPOTS™ offers a much needed solution for the DSL industry; the iPOTS™ enables telcos to remotely and cost-effectively perform loop management and maintenance including line testing, qualification and troubleshooting. Prior to the introduction of the iPOTS™, loop management could not be remotely performed through a conventional POTS Splitter cost effectively. The unique (patent pending) iPOTS™ circuit allows both narrow and wideband testing of the local loop through the central office POTS Splitter by a telephone service provider without having to deploy personnel to the field. The Company anticipates future demand for this product, as it significantly reduces the cost of deploying and maintaining DSL services. The Company has also developed a DSL loop extender product called mPhaseStretch. This product extends the service distance for the mPhase Traverser™ and can be used in conjunction with other DSL services. The Company believes that future demand for the Stretch loop extender product may be found in the international (non U.S.) markets where where the cost of labor to install such product is inexpensive since as it extends the reach from a telephone service providers central office of DSL services.

GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $2,196,052 for the nine months ending March 31, 2004, up from $2,167,805 or an increase of $28,247 from the comparable period in 2003. The increase in the selling, general and administrative costs included an increase of non-cash charges relating to the issuance of common stock and options to consultants, which totalled $344,940 for the nine months ended March 31, 2004 as compared to $572,640 during the comparable period in 2003, or decrease of $227,700 of such charges.  After adjusting for the change in non-cash charges, all other selling, general and administrative expenses rose $255,947, which primarily consist of an increase of $275,000 in administrative and technical sales payroll and payroll charges to approximately $605,000 for the nine months ended March 31, 2004 as compared to the nine months ended March 31, 2003.  We expect sales and travel expenses to continue to grow as the company approaches deployment of its TV + Product.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $100,883 for the nine months ending March 31, 2004, down from $388,106, or a decrease of $287,223 from the comparable period in 2003.  The decrease is a result of the Company's reduced outlays for capital expenditures in its two most recent fiscal years.  We do not expect such downward trend to continue but such depreciation and amortization expense should remain at the current reduced levels until the Company commences deployment of its Television over DSL platforms.  We expect to increase capital expenditures in connecting with the deployment of equipment at test sites with various telecommunications  service providers globally as development of our TV+ product progresses.

NET LOSS

The Company recorded a net loss of $4,899,771 for the nine months ended March 31, 2004 as compared to a loss of $5,008,209 for the nine months ended March 31, 2003. This represents a loss per common share of $.07 for the nine month period ended March 31, 2004 as compared to a loss per common share of $.08 for the nine months ending March 31, 2003 based upon weighted average common shares outstanding of 75,312,485 and 64,238,350 during the periods ending March 31, 2004 and 2003, respectively.

Although it is difficult to predict the exact timing of our fist sales, the company believes the initial major deployments and the resultant revenues of its flagship products, the TV+ platform respectively, are not expected until the second quarter of fiscal year 2005, which along with any upturn of spending in the telephone industry, will also increase sales and improve the Company's operating margins and provide the company with the opportunities to attain profitability.

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

Utilization of net operating losses generated through June 30, 2003 may be limited due to "changes in control" of our common stock that occurred.

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

INVENTORY RESERVE AND VALUATION ALLOWANCE

The Company carries its inventory at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists mainly of the Company's POTS Splitter Shelf and Filters. In determining the lower of cost or market, the Company periodically reviews and estimates a valuation allowance to reserve for technical obsolescence and marketability. The allowance represents management's assessment and reserve for the technical obsolescence based upon the inter-operability of its component products, primarily filters and splitters, with presently deployed and next generation DSL infrastructures as well as a reserve for marketability based upon current prices and the overall demand for the individual inventory items. Material changes in either the technical standards of future DSL deployments or further erosion in the demand for deployments of DSL infrastructures could affect the estimates and assumptions resulting in the amounts reported. The allowance is estimated as the difference between inventory at historical costs, on a first in first out basis, and market based upon assumptions about future demand, current prices and product liability, and charged to the provision for inventory, which is a component of cost of sales. At the point the historical cost is adjusted, a lower cost-basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

MATERIAL RELATED PARTY TRANSACTIONS

The Company records material related party transactions. The Company incurs costs for engineering, design and production of prototypes and certain administrative functions from Microphase Corporation and the purchase of finished goods, primarily consisting of DSL splitter shelves and filters, from Janifast Limited. The Company has incurred costs for obtaining transmission rights. This enabled the Company to obtain retransmission accreditation to proprietary television content that the Company plans to provide with its flagship product, the Traverser™ within its incorporated joint venture mPhase Television.net, in which the Company owns a 56.5% interest.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004 mPhase had working capital deficit of $1,951,928 as compared to a working capital deficit of $1,405,331 at June 30, 2003. Through March 31, 2004, the Company had incurred development stage losses totaling approximately $112,916,268. At March 31, 2004, the Company had  $1,375,063 of cash, cash equivalents and  $122,291 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) the successful wide scale development, deployment and marketing of its products.

Historically, mPhase has funded its operations and capital expenditures primarily through private placements of common stock. Management expects that its ongoing financial needs will be provided by financing activities and believes that the sales of its line of POTS Splitter products and other related DSL component products will provide some offset to cashflow used in operations, although there can be no assurance as to the level and growth rate of such sales in future periods as seen with quarter to quarter fluctuations in component sales. At March 31, 2004, the Company had cash and cash equivalents of $1,375,063 compared to $396,860 at June 30,

2003, accounts receivable of $122,291 and net inventory of $1,026,247. This compared to $287,135 of accounts receivable and $2,103,328 of inventory at June 30, 2003.

Cash used in operating activities was $2,665,390 during the nine months ending March 31, 2004. The cash used by operating activities principally consists of the net loss, the net decrease in inventory, the net decrease in accounts receivable offset by the increase in depreciation and amortization, and by non-cash charges for common stock options and warrants issued for services and increased accrued expenses.

The Company has entered into various agreements with GTARC, pursuant to which the Company receives technical assistance in developing the Digital Video and Data Delivery System. The Company has incurred expenses in connection with technical assistance from GTARC totaling approximately $0, $100,000, for the nine month periods ended March 31, 2004 and 2003, respectively, and $13,524,300 from the period from inception through March 31, 2004. On February 18, 2004 GTARC converted payables owed by the Company of approximately $1.8 million into a cashless warrant to purchase 5,069,200 shares of common stock based upon a stock valuation of $.35 per share and one promissory note for $100,000 payable in quarterly equal installments of $16,667 commencing March 31, 2004. mPhase is the sole, worldwide licensee of the technology developed by GTARC in conjunction with the Traverser™ product line. Upon completion of the commercial product, GTRC may receive a royalty of up to 5% of product sales.

During the nine months ending March 31, 2004, strategic vendors (including GTARC) and related parties converted approximately $1,875,640 of accounts payable and accrued expenses into 110,467 shares of the Company's common stock and 5,069,242 warrants.

As of March 31, 2004, mPhase is obligated to pay Lucent Technologies, Inc., the sum of $140,000 per month through May of 2004 for further development of the mPhase TV+ product plus $100,000 per month through December 31, 2004 for development of its new line of Nanotechnology products. MPhase has no other material commitments for capital expenditures.

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

From inception (October 2, 1996) through March 31, 2004 the Company had incurred development stage losses and has an accumulated deficit of approximately $112,916,268 million and a stockholder's deficit of  $2,047,240. Cumulatively and for the nine months ended March 31, 2004, the Company had negative cash flow from operations of $46,280,631 million and $2,665,390, respectively. The report of the Company's outside auditor's, Rosenberg, Rich, Baker,Berman and Company with respect to its latest audited 10K for the fiscal year ended June 30, 2003 stated that "there is substantial doubt of the Company's ability to continue as a going concern". Management estimates that the Company will need to raise approximately $4,000,000 during the next 12 months to fund further research and development and continue operations.

We continue our efforts to raise additional funds through private placements of our common stock and strategic alliances, the proceeds of which are required to fund continuing expenditures and the controlled development stage rollout of our TV+ product and our iPOTS3 product. However, there can be no assurance that mPhase will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when needed or at terms that we deem to be reasonable.

We have evaluated our cash requirements for fiscal year 2004 based upon certain assumptions, including our ability to raise additional financing and increased sales of our POTS splitter. The Company has approximately $1,375,000 of cash and cash equivalents as of the end of the third quarter of fiscal year 2004. Additional investment in technology design to reduce the cost of the TV+ and provide enhanced features will be necessary over the next 12 months. In the long-term, the Company may invest additional funds annually on research and development of the TV+, iPOTS3 and Nanotechnology product lines based upon sales levels, changes to technology and the overall success of the Company attaining sufficient financing until such time as it achieves profitable operations.

Management believes that the recent its current cash position will be sufficient to cover current operating expenses and permit the Company to maintain its present operational levels. Current cash may be supplemeted with additional funds that could be received by investors currently holding warrants to buy approximately 19.8 million shares of mPhase common stock at $.30 per share which are currently in the money.

Should these cash flows not be available to us, we believe we would have the ability to revise our operating plan and make certain further reductions in expenses, so that our resources which were available at March 30, 2004, plus financing to be secured during fiscal year 2005, and expected POTS splitter revenues, will be sufficient to meet our obligations until the end of fiscal year 2005. We have continued to experience operating losses and negative cash flows. To date, we have funded our operations with a combination of component sales debt conversions with related parties and strategic vendors, and private equity offerings. Management believes that we will be able to secure the necessary financing in the short-term to fund our operations into our next fiscal year. However, failure to raise additional funds, or generate significant cash flows through revenues, could have a material adverse effect on our ability to achieve our intended business objectives.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at March 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c and of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES

Effective for the nine-month period ended March 31, 2004 the Company issued the following unregistered securities:

During the nine months ending March 31, 2004, the Company granted 924,667 shares of its common stock to consultants for services performed and 228,826 shares were issued to finders as finders fees. Additionally, effective for the nine months ended March 31, 2004, the Company issued 110,467 shares of the Company's common stock and 5,069,242 warrants in connection with the extinguishments of debt.  In addition 10,955,480 shares of its common stock together with a like amount of warrants were issued in private placements generating $3,458,073 of net proceeds to the Company.  Finally, 1,053,334 shares were issued pursuant to the exercise of previous outstanding warrants, generating $316,000 of net proceeds to the Company.

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

31.1       Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2       Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1       Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2       Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K.

Reported on February 17, 2004-mPhase enters into a $1.2 million contract with the Bell Labs division of Lucent Technologies, Inc. to develop micro power source arrays for battery applications utilizing Nanotechnology. Also reported in such filing was the Agreement of GTARC to convert approximately $1.8 million in accounts payable into a cashless Warrant to purchase 5,069,242 shares of mPhase common stock.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: May 21, 2004	By: /s/ Martin S. Smiley

Martin S. Smiley
Executive Vice President
Chief Financial Officer and
General Counsel
28

Exhibit 31.1

CERTIFICATIONS

I, Ronald A. Durando, certify that:

  I have reviewed this quarterly report on Form 10-Q of mPhase Technologies, Inc.

  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this report;

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant's and have:

    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrants' ability to record, process, summarize and report financial information; and

    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ Ronald A. Durando
Ronald A. Durando
Chief Executive Officer

May 21, 2004
29

Exhibit 32.1

mPHASE TECHNOLOGIES, INC.

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of mPhase Technologies, Inc., a New Jersey corporation (the "Company"), on Form 10Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission (the "Report"), I, Ronald A. Durando, Chief Executive Officer of the Company, certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
/s/	Ronald A. Durando

Name:	Ronald A. Durando
Chief Executive Officer

Date: May 21, 2004
30

Exhibit 31.2

CERTIFICATIONS

I, Martin S. Smiley, certify that:

  I have reviewed this quarterly report on Form 10-Q of mPhase Technologies, Inc.

  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this report;

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant's and have:

    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrants' ability to record, process, summarize and report financial information; and

    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ Martin S. Smiley
Martin S. Smiley
Chief Financial Officer

May 21, 2004
31

Exhibit 32.2

mPHASE TECHNOLOGIES, INC.

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of mPhase Technologies, Inc., a New Jersey corporation (the "Company"), on Form 10Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission (the "Report"), I, Martin S. Smiley, Chief Financial Officer of the Company, certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Martin S. Smiley

Name: Martin S. Smiley
Chief FinancialOfficer

Date: May 21, 2004
32