Form 10-K
period 2004-06-30
MPHASE TECHNOLOGIES INC
filed 2004-09-21
CIK 825322

Click Here for Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND

EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE YEAR ENDED JUNE 30, 2004

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

COMMON STOCK, $.01 PAR VALUE

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

As of August 9, 2004, there were 89,521,962 shares of common stock, .01 par value, outstanding and the aggregate market price of shares held by non-affiliates was approximately $17,172,890 (Based upon a closing common stock price of $.29 on August 9, 2004) (solely for the purpose of calculating the preceding amount, all directors and officers of the registrant are deemed to be affiliates.)

mPHASE TECHNOLOGIES, INC.

     ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2004

     TABLE OF CONTENTS

Back to Contents

     PART I

     FORWARD-LOOKING STATEMENTS

    This report contains "forward-looking statements". In some cases, you can identify forward-looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "estimate," "predict," "potential," or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect the Company's current views with respect to future events and are based on assumptions and subject to risks and uncertainties. The Company discusses many of these risks and uncertainties in greater detail in Part I, Item 1 of this 10-K under the heading "Risk Factors." These risks and uncertainties may cause the Company's actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. You should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent the Company's estimates and assumptions as of the date of this report. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

    The following discussion should be read in conjunction with mPhase Technologies' financial statements and related notes included elsewhere in this report.

ITEM 1. BUSINESS

GENERAL DESCRIPTION OF THE BUSINESS

    mPhase Technologies, Inc. ("mPhase" or the "Company") is a development stage technology company headquartered in Norwalk, Connecticut with offices in Little Falls, New Jersey and New York, New York. The Company is a developer and seller of broadband communications products, specifically, digital subscriber line ("DSL") solutions and products for telecommunications service providers around the world. In fiscal year 2004, the Company entered into the field of nanotechnology research and development of micro power cell batteries of various voltages. mPhase shares common office space and common management with Microphase Corporation, a privately-held company. Microphase is a seller of radio frequency and filtering technologies to the defense and telecommunication industries. Microphase has been in operation for almost 50 years and supports mPhase with engineering, administrative and financial resources, as needed.

    Since our inception in 1996, mPhase has been a development-stage company. Our primary activities have consisted of designing, manufacturing and testing our flagship products designed to deliver digital broadcast television over DSL. We have not, as yet, derived any significant revenue from such products. The Company's recent entry into the field of nanotechnology is focused upon exploratory development of batteries with significantly longer shelf lives and enhanced capabilities. The Company believes that such development is consistent with its strategy of being a pioneer of high growth technology products and potentially diversifies its product mix.

    mPhase introduced its first TV over DSL platform, the Traverser™ Digital Video and Data Delivery System ("DVDDS"), in 1998. The DVDDS is a patented end to end system that enables a telecommunications service provider to deliver up to several hundred channels of motion picture experts group two ("MPEG-2") standard broadcast digital television, high speed internet and voice over copper telephone lines between a central office facility of the provider and a customer's premise. mPhase has not, as yet, derived any material revenues from sales of the DVDDS. The DVDDS is a proprietary technology developed in conjunction with Georgia Tech Research Corporation (GTRC) and is one of the first systems of its kind developed.. The system is the only system on the market that utilizes non- Internet Protocol ("IP") transmission over ADSL. The DVDDS is installed at Hart Telephone Company in Hartwell, Georgia, where a limited user system is currently operational. This trial system is being replaced and updated with Version 1.0 of our new TV+ system at Hart Telephone that is expected to be operational with approximately 25 customers and 50 channels of broadcast television during the first quarter of fiscal year 2005. A DVDDS™ system is also installed at the BMW manufacturing plant in Spartanburg, South Carolina for use as a television broadcast system in a commercial setting.

    The new mPhase TV+ system, developed in conjunction with Bell Laboratories division of Lucent Technologies, Inc., is also designed to allow for the simultaneous delivery of voice, high speed data, and broadcast TV over copper telephone lines between a telephone service provider's central office (CO) and the customer premises. The TV+ system was developed in conjunction with Bell Laboratories as an outgrowth of mPhase's engagement of Bell Labs in fiscal year 2003 to cost reduce mPhase's set top box that operates with the legacy DVDDS sytem developed by GTRC. The TV+ system replaces the DVDDS system with an open industry standards-based platform. Release 1 of the mPhaseTV+ system is complete and ready for commercial deployment. The TV+ system delivers 255 broadcast television channels over ADSL and utilizes an industry-leading, standards-based Lucent Technologies, Inc.'s Stinger™ DSL Access Concentrator for transport of digital television plus high speed internet and voice. The mPhase TV+ system consists of a powerful software platform and a cost reduced set top box located in a telephone customer's premises plus the Lucent

Back to Contents

Stinger located at the CO or in the loop servicing the customer.

The mPhase TV+ system provides comprehensive end to end management of delivery of digital broadcast television by interfacing with the Stinger and a video headend built by a telephone service provider to downlink broadcast television programming from satellites. mPhase software manages the broadcast television compressed data prior to the distribution to a customer by the Stinger and supports administrative tasks associated with subscriber management. The use of the Lucent Stinger (digital subscriber line access mutiplexer commonly known as a DSLAM) for transport in the TV+ system results in a highly scalable architecture for the delivery of broadcast television. This is accomplished by internally multicasting each television channel for delivery from the CO to a larger number of end users. Release 1.0 of the TV+ system is capable of distributing 255 channels of broadcast television simultaneously to 455 customers by one Lucent Stinger DSLAM concentrator. We believe that the TV+ platform is the most cost-effective standards-based solution for delivery of broadcast television using ADSL. For mPhase the alliance with Lucent marks a change in strategy from selling a complete proprietary platform to providing an industry-standards solution.

    The Company believes that the demand for the TV+ system will be greatest in markets primarily outside of the United States that do not have a hybrid fiber coaxial cable ("HFC") infrastructure necessary for cable TV or fiber to the curb necessary for very fast DSL (VDSL). We believe there is a significant cost advantage when our mPhase TV+ solution is compared against other platforms utilizing existing telephone lines containing the same features. Release 1.0 of the mPhase TV+ system completed in July of 2004 does not contain features such as the delivery of two or more TV channels over a single DSL copper telephone line, video on demand, or interactive TV. Release 2.0 of the TV+, available in late September of 2004, contains the same basic characteristics of Release 1.0 plus an enhanced electronic program guide. Releases 1.0 and 2.0 of the TV+ system are designed to operate only with the Lucent Stinger DSLAM.

Release 3.0 of the TV+ solution, expected to be completed in the third quarter of fiscal year 2005, will utilize a communications framework based upon Internet Protocol (IP) instead of Asynchornous Transfer Mode (ATM) that is utilized by Releases 1.0 and 2.0. ATM is an industry standard for transportation of data based upon a packaging of information into a fixed-size cell format for transportation across networks. Many telecommunications service providers currently deploy equipment that handles this protocol because it can support voice, video, data and multimedia applications simultaneously with a high degree of reliability. IP is another transport protocol that maintains network information and routes packets across networks. IP packets are larger and can hold more data than ATM cells. Historically, there have been concerns that service providers would be unable to provide the same quality of service with IP because it is not optimized for time-sensitive signals such as broadcast television and voice. Nevertheless, there is a greater demand by telecommunication service providers for IP systems for delivery of television, voice and high-speed data because such systems are significantly more cost effective to deploy based upon greater scalability.

Release 3.0 of the TV+ system will operate with both the Lucent Stinger as well as the DSLAM's of other major vendors. Release 3.0 of the TV system will also be able to send multiple TV channels down a single DSL line using ADSL2 supported DSLAM's and be capable of delivery of Video on Demand. As ADSL technology migrates forward to ADSL2 or ADSL2+, mPhase plans to include additional features in future versions of the TV+ system in a scalable, cost - effective manner depending upon actual market demand for such features in markets that mPhase is targeting. In addition, mPhase will be continuously updating its set top box to be used as part of the TV+ system and as a stand - alone product.

    In those television markets in the United States that are not served by HFC, we believe that the availability of programming content is essential to facilitate potential sales of our systems enabling delivery of broadcast television over ADSL. In March of 2000, we established mPhase Television net., Inc. (mPhase TV), a joint venture between mPhase and Alphastar International, Inc. mPhase TV is experienced in negotiation contracts with broadcast television programming providers for U.S. markets. mPhase TV has secured licenses to resell programming for a significant number of channels of U.S. broadcast television over DSL. mPhase TV is capable of providing and arranging with packagers of television content a full complement of broadcast television channel content for U.S. telecommunications service providers that may be sent over DSL. This enables a U.S. telecommunications service provider to avoid the necessity of securing such contracting rights individually with many different providers of broadcast television content. mPhase owns approximately 57% of mPhase TV.

    mPhase also has designed and markets a line of DSL component products ranging from items such as Plain Old Telephone Service (POTS) splitters to innovative loop management products. From our inception in 1996 to date virtually all of mPhase's revenue has been derived from sales of our DSL products such as POTS splitters and low pass filters.

Our newest innovation in our suite of DSL component products is our i POTS or Intelligent POTS splitter product. This product enables telephone service providers comprehensive remote and automated test access to all elements of a DSL network. The i POTS, and i POTS3 allow a telephone service provider to bypass POTS splitters on a DSL network and avoid having to manually intervene and disrupt line usage so a test signal can pass through a DSL network. This product marks an advancement in automating DSL loop

Back to Contents

management. As DSL deployments increase, it is becoming more important for telecommunications service providers to streamline the process for rolling-out and troubleshooting DSL services. Additionally, as competition for high speed Internet expands, the market is witnessing a reduction in the price for such service. Therefore, it has become imperative that telecommunications service providers lower the operational costs involved with deploying and supporting DSL services. Currently our i POTS 1 is designed for use with the Lucent Stinger, whereas, the iPOTS3 is compatible with DSLAM's manufactured by other vendors. mPhase has a non-exclusive worldwide distribution agreement with Corning Cable Systems for the sale of the i POTS products and continues to market such products directly.

As noted above, mPhase has recently entered the business of nanotechnology that utilizes the latest scientific research in molecular engineering, quantum physics and electrochemistry to create new advances in products. In February of 2004, mPhase entered into a Development Agreement with Lucent Technologies, Inc. focusing upon the development of battery and power cell products initially targeted initially for military applications. The discipline of developing new products utilizing nanotechnology fabrication is in its early stages of exploratory development making it difficult to predict the timing of product releases and future revenues. mPhase believes that these reserve batteries with exceptionally long shelf lives, very small size and high power density may be one of the first products resulting from nanotechnology research and development to achieve commercial viability.

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

    On March 26, 1998 the Company entered into a Licensing Agreement with Georgia Tech Research Corporation ("GTRC") in which mPhase became the exclusive licensee of all patents received by GTRC in connection with development of the Traverser™, GTRC receives a royalty equal to 5% of gross sales of the Traverser ™ and 30% of any "lump sum payments" under the terms of its license, as amended.

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

    On March 14, 2000, mPhase entered into an agreement with BMW Manufacturing Corp., located in South Carolina. Under the agreement, the Company installed version 1.0 of the Traverser ™ for BMW's telephone transmission network. BMW has agreed that, upon its notice and consent, mPhase will be able to demonstrate to potential customers the functioning system at BMW's facilities. BMW has made two (2) subsequent purchases increasing the size of the deployment to 48 unique units.

     Our flagship installation, Hart Telephone, has completed the building and development of its digital headend during the fourth quarter of 2001. Hart currently has approximately 20 customers receiving about 80 channels of television services utilizing such platform.

    In May of 2002 mPhase initiated discussion for development of a cost-reduced set top box (INI) with the Bell Laboratories division of Lucent Technologies, Inc.

    Effective December 1, 2002, mPhase entered into a Development Agreement with the Bell Laboratories division of Lucent Technologies, Inc. for the development of mPhase's broadcast television switch as an integrated platform with the Lucent Stinger ™

Back to Contents

DSL Access Concentrator.

    On December 9, 2002, pursuant to a Statement of Work, Lucent commenced development of the Broadcast Television Switch for mPhase.

    On December 15, 2002, mPhase engaged Lucent for the cost reduction of its Traverser INI set top box.

    On January 21, 2003 mPhase entered into a Co-Branding Agreement with Lucent Technologies under which mPhase's INI set top box would be co-branded with the Lucent Technologies name and logo.

    On April 4, 2003, mPhase entered into a Systems Integration Agreement with Lucent Technologies. Under the terms of such an agreement mPhase has been given the exclusive rights to sell worldwide as a 'bundled' solution the Stinger in connection with mPhases' BTS.

Effective September 15, 2003, mPhase entered into a Development Agreement with the Bell Laboratories division of Lucent

Technologies, Inc. for further development and completion by May of 2004 of Version 1.0 of such TV+ platform.

Effective February 3, 2004, mPhase entered into a Development Agreement with the Bell Laboratories division of Lucent Technologies, Inc. for the development of micro power source arrays fabricated using nanotextured superhydorphobic materials.

    Our revenue, historically, has been derived exclusively from sales of DSL component telephone equipment parts, the majority of which has come from our sales of POTS Splitter Shelves. We have derived no material revenue to date with respect to our broadcast television over DSL platforms, our iPOTS products or our nanotechnology products. In our fiscal years ended June 30, 2004 and June 30, 2003 we generated approximately $4.5 million and $1.6 million in revenue, respectively, from the commercial sale of our component products and overall losses for such years of $7,758,586 and $6,650,211, respectively. These component products, including filters and Central Office POTS Splitter Shelves, are marketed to other DSL equipment vendors. We do not believe that either our legacy DVDDS platform developed by GTRC or our new TV+ platform developed by Lucent will be materially impaired by the sale of these component products to these potential competitors.

Products & Services

Television over DSL Platform

    Our primary business is to develop and market our TV+ system that is capable of delivering broadcast television by domestic and international telephone companies and other communications service providers over twisted pair copper telephone lines. We believe our TV+ system is the most cost-effective, reliable, scaleable and easiest to operate platforms for delivery of broadcast television, data and voice over ADSL on the market. mPhase primarily is targeting its marketing of its television delivery systems to international telephone companies. Telephone companies around the world are experiencing negative pressures on their wireline calling revenues and need to increase their per subscriber revenue and margins. Outside of the United States, service providers are particularly reliant on their copper infrastructure, as few countries have upgraded their infrastructure to optics. Beyond that, the options for pay-tv services outside the U.S. are, for the most part, limited. Consumers living abroad have less access to digital television, leaving international telecommunication companies well-positioned to capture a large percentage of the market. Hence, we believe the market conditions that exist abroad are stronger for our products than those that exist domestically. mPhase intends to utilize its own sales force, in addition to strategic partners to distribute its products worldwide.

    The legacy DVDDS is currently deployed with two customers, BMW Manufacturing in Spartanburg, South Carolina and Hart Telephone in Hartwell Georgia and has not, as yet, generated material revenues. mPhase is currently deploying its TV+ platform at Hart Telephone to replace the DVDDS and such deployment is expected to be completed during the first quarter of fiscal year 2005.

   In July of 2004, mPhase completed Release 1.0 of its TV+ system that utilizes the industry-leading, standards-based Lucent Technologies, Inc.'s (Lucent) Stinger DSL Access Concentrator for transport of digital television plus high speed-internet from a telephone service provider's CO to a customer's premises. The TV+system consist of a cost reduced set top box located in a telephone customer's premises and central office equipment consisting of the Lucent Stinger DSL equipment plus new mPhase systems management software that manages the broadcast television data prior to delivery by the Lucent Stinger to a customer.

    The mPhase TV+ system is designed to allow for the simultaneous delivery of analog voice plus digital high speed data, and broadcast TV over copper telephone lines between a telephone service provider's CO and the customer premises. As noted above, the TV+system is aimed for use in markets primarily outside of the United States that do not have a fiber optic infrastructure necessary for cable TV or fiber to the curb necessary for very fast DSL (VDSL). Our solution is more cost effective for both a

Back to Contents

telecommunications service provider and the end user in such areas since it delivers any given broadcast television the channels to the largest number of users. We believe the mPhase TV+ solution provides the lowest capital cost for telephone service providers to enter the market for broadcast television.

     Our goal is to achieve wide acceptance of our TV+ system in developing markets outside of the United States for multi-channel digital broadcast television at significant gross margins by creating an extremely cost-effective product. We believe such markets do not demand, or can afford, feature-rich and expensive solutions available with alternative technologies such as cable, VDSL and much more expensive platforms for ADSL. As ADSL technology migrates forward to ADSL2 or ADSL2+, mPhase will include some or all of these features in future versions of the TV+ platform in a modular scalable cost effective manner depending upon actual market demand for such features in markets that mPhase is targeting.

    For mPhase, the alliance with Lucent marks a change in strategy from selling a complete proprietary platform to providing an industry-standard end to end flexible solution. Under our Co-Branding Agreement with Lucent, mPhases'sModel 400 set top box is Co-branded with Lucent and results in greater product recognition. Under our Systems Integration Agreement with Lucent, mPhase has the exclusive worldwide right to resell the Lucent Stinger as part of the bundled "value added" TV+ platform. By utilizing the Lucent Stinger for transport together with Version 1.0 of the mPhase TV+ platform, service providers can capitalize upon the proven and extremely robust and cost effective method of supporting and delivering data combined with the mPhase BTS supporting delivery of broadcast TV. Future versions of the TV+ platform will be designed to be compatible with both the Stinger as well as DSLAM's manufactured by other vendors.

    Since the mPhaseTV+ system is a standards-based platform, telephone companies that already have deployed the Stinger can quickly and easily upgrade to support broadcast television in addition to data and voice services. There are over 4 million Stinger DSL ports currently deployed in 20 countries around the globe. As noted above, the hybrid solution is based upon industry-standard transport technology as opposed to the proprietary transport utilized in the legacy Traverser™DVDDS. Finally, by utilizing the Lucent Stinger for transport of digital broadcast television and data Version 1.0 of the TV+ is able to capitalize upon future engineering and design efficiencies of the Stinger. The mPhaseTV+ platform is ideally suited for large-scale deployments in parts of the world where there either is currently or will likely be demand to support data AND television services simultaneously.

    mPhase's original set top box designed by GTRC to be used as the CPE portion of the Traverser™DVDDS has been reduced in size and costs by Lucent as part of Release 1.0 of the TV+ platform. This product called the mPhase Model 400 is a low-cost set-top box developed specifically for delivering (MPEG2) standard video bitstreams over DSL links. mPhase's current set top box contains an internal modem that receives standard asynchronous transfer mode protocol used for video and data transport over DSL. Such set top box can be sold as a stand-alone product that supports the Lucent Stinger DSLAM's designed by Lucent as well as other manufacturers based upon an open form of standards-based technology.

    To date, Next Level Communications appears to have the lead among our competitors in terms of the number of deployments of broadcast television over DSL. However, the majority of such deployments utilize very fast DSL ("VDSL") as opposed to our Aysymmetric DSL ("ADSL") solution that has a much shorter reach from its source and requires a fiber to the neighborhood infrastructure. We believe the cost of such solution is prohibitive to many telecommunications service providers in the developing international markets where such an upgrade to such infrastructure is not economically feasible.

    The Company believes the initial major deployments and the revenues for its flagship television platform, the TV+ will not occur prior to the third quarter of fiscal year 2005. Such deployments together with an upturn of spending in the telephone industry should increase sales and improve the Company's margins and provide the Company with the opportunity to attain profitability.

Other DSL Products

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

Intelligent POTS Splitter (iPOTS )™, iPOTS3 and Universal Bypass

Back to Contents

The mPhase i POTS and i POTS 3 are innovative products for the DSL industry that enables remote and cost effective testing of a copper telephone loop for DSL deployment by a telephone service provider. Loop management and maintenance including line testing, qualification and troubleshooting from a telecommunication service providers central office (CO) can be accomplished by use of these products. Prior to the introduction by mPhase of the i POTS product line, testing by a telephone company of its copper wires for DSL, qualification and troubleshooting required the dispatching of personnel to the field. Thus the i POTS product reduces the cost for a telephone service provider seeking to deploy and maintain DSL services. The (patent pending) i POTS and new i POTS3 products allow both wideband and narrowband testing of a telephone service provider's copper loop. The i POTSi is designed for use with the Lucent Stinger, whereas, the i POTS3 product is compatible with any vendors DSLAM.

 Microfilters

    We have developed a complete line of microfilters, including a 2 and 4 pole filter for use in single and multi-phone households, as well as a Network Interface Device Splitter. These products, similar to POTS splitters, ensure clear and reliable service of voice, high-speed data, and television when these two services are transported over the same line.

Nanotechnology Products

   Effective February 3, 2004, mPhase entered into a Research and Development Agreement with the Bell Labs division of Lucent Technologies, Inc. for exploratory development of micro power cell battery arrays employing nantextured superhydrophobic materials for $1.2 million. Under the terms of the contract, the Company will share in royalties from any licensing of the products developed with Lucent. mPhase believes that the initial market for the product will be military applications and that a prototype of the product will be completed by the end of the second quarter in fiscal year 2005.

Target Market

    mPhase's primary target market for the TV+ digital broadcast television delivery platform over ADSL includes international and rural domestic telephone companies. Specifically, we believe our TV over DSL platform products are the most competitive in markets that currently have limited access to multi-channel television services such as many parts of Eastern Europe, Africa, Latin America, Asia and the Middle East, as well as parts of the rural United States.

Competitive Business Conditions

    The telecommunications sector continues to experience significant weakness in capital spending by service providers globally. The downturn in spending continued during the two fiscal years of mPhase ending June 30, 2003 and June 30, 2002 respectively with some improvement in fiscal year ending June 30,2004. The dramatic pull back in equipment purchased by service providers from its peak commencing at the end of calendar year 2000, has significantly reduced earnings and resulted in dramatically reduced stock prices of telecommunications equipment vendors. This, together with the tremendous correction of stock prices in general during the past four years, has halted the growth of the sector. The Company remains optimistic about the future of DSL and the potential of its broadcast television platforms and the market for its component DSL products as the rollout of DSL continues globally. We anticipate continuation of the upturn in capital spending during fiscal year 2005, however, service providers still face significant challenges of overcapacity and declining margins for traditional services globally.

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

Back to Contents

    There are a number of telecommunications equipment providers competing in the television over DSL market.  For instance, Next Level Communications (NLC), which has recently become a division of Motorola, has secured over 100 customers predominantly in the United States.  The majority of their deployments utilize a specific form of DSL known as VDSL (very fast digital subscriber line).  VDSL requires that telecommunications service providers install fiber optics into the neighborhood, or close to the customer premises because signals can only travel up to 5,000 feet over copper telephone wires.  As a result, relative to the mPhase solutions, the NLC platform is more capital intensive due to the cost of the infrastructure upgrade (i.e., installing fiber optics closer to the customer premises). NLC has also introduced an ADSL version of its equipment, which enables greater serviceable distance radius of approximately 8,000 feet. This newer product could compete more directly with both of mPhase's TV platforms over ADSL solutions.   In general, NLC's products tend to more feature rich and therefore more costly.  NLC concentrates the majority of its sales efforts within the US market where consumers demand a robust viewing experience due to the plethora of alternatives for television services.

    Another video over DSL solution currently deployed at SasTel in Saskatchewan Canada by a former division of Lucent Technologies, Inc that was divested and is now an independent company in Canada.  This solution, similar to NLC's products, offers greater functionality and features, however is more costly in terms of per port equipment cost than the mPhaseTV+ platform.  Finally, other smaller vendors are emerging, partnering with other equipment vendors to create a video over DSL platform.  Equipment providers such as Net to Net and Paradyne are modifying their data platforms to support the delivery of television services. However, mPhase believes it has certain cost of equipment advantages over other vendors making its system more economically viable for potential customers.  The Company believes that the strength of the systems software developed for mPhase coupled with the strength of the data-centric Lucent Stinger make its TV+ system solution competitive in its target markets.

    Other vendors that offer complete platforms for delivery of TV over DSL or hardware or software portions of such platforms that incorporate broadband solutions over copper wire include: ADC, Advanced Fiber Communications, Innovia, NEC, Motorola, Huawei Technologies Corporation Limited, Paradyne Networks, Samsung, 2Wire, Siemens, TUT Systems, Motorola, UTSTARCOM and Westell. In addition, we also compete with Minerva and Myrio Corporation, which provide infrastructure software products to deliver multi-channel digital television over telephone networks..

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

Outsourcing

    The Company practices an outsourcing model whereby it contracts with third party vendors to perform certain functions rather than performing those functions internally. For instance, mPhase has out sourced the digital engineering development for the Traverser™ System to GTARC. It also out sources analog engineering development and certain administrative functions to Microphase Corporation. mPhase has outsourced to Lucent Technologies, Inc. development of its new mPhase TV+ system. With respect to manufacturing of its TV+-system, mPhase is targeting leading contract manufacturing companies with strategically located facilities globally with which it can establish long-term relationships. By using contract manufacturers, mPhase will avoid the substantial capital investments required for internal production.

    As described in detail on page 4, the Company has entered into a number of significant agreements with Lucent Technologies, Inc which include a Co-Branding Agreement, dated as of January 21, 2003, allowing the Company to add the Lucent name and Logo to its cost-reduced set top box. Such agreement is for an initial period of one year and is subject to renewal on an annual basis by mutual

Back to Contents

consent. In addition, the Company has entered into a Systems Integrator Agreement, dated as of April 4, 2003 designating the Company as a reseller of the Lucent Stinger DSL transport product when bundled as part of the mPhase TV+ platform globally. Such agreement gives mPhase the exclusive right to sell the TV+ product worldwide containing the Lucent Stinger as the DSL transport mechanism for delivering broadcast television, high speed data and voice over copper telephone wires. In order to qualify for such status, as an accredited reseller, Lucent Technologies, Inc. determined that the Company's TV+ platform added significant software and hardware value to the Stinger DSL product by enabling such product to deliver broadcast television over ADSL in addition to the Stinger's well known existing world -class capabilities for the delivery of voice and high-speed data over copper telephone lines. Such agreement is for an initial two year term provided that either party may cancel such agreement with 60 days notice to the other party.

As a member of the Lucent Business Partner organization, mPhase is able to leverage established relationships with an existing Stinger customer base without having to expand its sales force. To date there are approximately 4 million ports of the Stinger deployed around the world. mPhase and the Lucent Global Business Partners group are also targeting other Business partners in markets where there currently is a lack of cable television infrastructure.

mPhase has also outsourced to the Bell Laboratories Division of Lucent Technologies its research and development efforts in the nanotechnology area aimed at developing power cells and batteries with enhanced shelf lives and other features not currently available in batteries. Such focus is initially upon the development of batteries for military applications using nanotextured materials.

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

Back to Contents

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

mPhase is currently reviewing with Georgia Tech Research Corporation the value of the Patents and Patents Pending with respect to the Traverser DVDDS product and the cost of maintaining such Patents in the United States and selected countries outside of the United States. The Company intends to maintain only such Patents relating to the Traverser DVDDS platform that could have future value either with respect to future deployments of its legacy product or which may create legal barriers to entry against potential competitors.

We also rely on unpatented proprietary technology, and we can make no assurance that others may not independently develop the same or similar technology to ours or otherwise obtain access to our unpatented technology. If we are unable to maintain the proprietary nature of our TV+ platform, in particular, which is not currently the protected by any patents or the subject of any patents pending, our future operations would likely be adversely affected.

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

    Our products and equipment were designed to comply with the aforementioned rules and regulations. The POTS splitter and filter products were already certified with FCC Part 68. The TV+ is FCC Part 15 compliant.

    Compliance with FCC rules and regulations allows our equipment to be marketed and sold in the United States. While the certification process and costs associated have no material effect on mPhase's financial condition, failure to comply with FCC rules and regulations would result in loss of revenue and additional costs on product revision and/or redesign.

Back to Contents

Research and Development

    mPhase has designed the legacy Traverser™ DVDDS and its ancillary component parts in conjunction with multiple research and development partners. On March 26, 1998, we entered into a license agreement with GTRC which has the patent on the Digital Video and Data Delivery System technology. GTRC has granted us the exclusive license to use and re-sell this technology in the legacy Traverser™ DVDDS TV platform. We are required to pay GTRC royalties of 5% on the sales of the legacy Traverser™ DVDDS platform. The agreement expires automatically when the patents covering the invention expire. GTARC conducts the majority of our digital research and development for the Traverser™. Microphase Corporation contributed the analog technology incorporated in the design of the Traverser™, as well as providing ongoing development of analog DSL components. As of June 30, 2004, we had been billed a cumulative total of approximately $13,563,000 for research and development conducted by GTARC.

Version 1.0 of our TV+ system was completed in July of 2004 by the Bell Labs division of Lucent Technologies, Inc. under a contract entered into September 15, 2003, for an aggregate cost of approximately $1.2 million and we have engaged and expect to continue to engage Lucent for assistance with our development of other product refinements and enhancements on a project by project basis. As of June 30, 2004 we have been billed a cumulative total of approximately $3,105,545 for research and development conducted by Lucent, of which we have paid approximately $2,725,545.

In addition, our advanced battery and power cell technology research and development is being performed by the Bell Labs division of Lucent under the terms of a contract for a cost of approximately $1.2 million.

Employees

    mPhase presently has 15 full-time employees, two of whom are also employed by Microphase Corporation. See the description in the section entitled "Certain Relationships and Related Transactions."

Back to Contents

     RISK FACTORS

     RISKS RELATED TO FINANCIAL ASPECTS OF OUR BUSINESS

The Company has recently entered into the new and emerging business of nanotechnology which entails significant development and commercial risk.

   The Company is spending a total of $1.2 million pursuant to a contract with Lucent Technologies, Inc. to perform exploratory development of a power cell for military applications. Even if a prototype product is successfully developed, pure research involves a high degree of risk with significant uncertainty as to whether a commercially viable product will result.

mPhase's stock price has suffered significant declines during the past four years and remains volatile.

    The market price of our common stock closed at $7.56 on June 30, 2000 and closed at $.28 on June 30, 2004. Stocks in telelecommunications equipment providers of DSL products have been very volatile during such period. Our common stock is a highly speculative investment and is suitable only for such investors with financial resources that enable them to sustain the loss of their entire investment in such stock. Because the price of our common stock is less than $5.00 per share and is not traded on the NASDAQ National or NASDAQ Small Cap exchanges, it is considered to be a "penny stock" limiting the type of customers that broker/dealers can sell to. Such customers consist only of "established customers" and "Accredited Investors" (within the meaning of Rule 501 of Regulation D of the Securities Act of 1933, as amended-generally individuals and entities of substantial net worth) thereby limiting the liquidity of our common stock.

We have reported net losses for each of our fiscal years from our inception in 1996 through the fiscal year ended June 30, 2004 and may not be able to operate profitability in the future.

    We have had substantial operating losses since our inception in 1996 (including $7,758,586 and $6,649,011 for the fiscal year ended June 30, 2004 and fiscal year ended June 30, 2003, respectively and cannot be certain when or if we will ever be profitable. We expect to continue to have net losses for the foreseeable future and have a need to raise not less than $5-10 million in additional cash in the next 12 months through further offerings to continue operations. We have never been profitable from our inception in October, 1996 through June 30, 2004 and we have incurred (a) accumulated losses of $115,775,083 and a stockholder's deficit of $2,917,962 and (b) cumulative negative cash flow from operations of $47,984,151. As of June 30, 2004 we have negative working capital of $2,111,452.

Our independent auditor's report expresses doubt about our ability to continue as a going concern.

    The reports of the Company's outside auditors' Rosenberg, Rich, Baker, Berman & Company with respect to its latest audited 10K for the fiscal years ended June 30, 2004, June 30, 2003, June 30, 2002 and June 30, 2001 stated that "there is substantial doubt of the Company's ability to continue as a going concern." Such opinion from our outside auditors makes it significantly more difficult and expensive for the Company raise additional needed capital necessary to continue our operations.

Our common stock is subject to significant dilution upon issuance of shares we have reserved for future issuance.

    As of August 9, 2004, we have warrants and options outstanding convertible into approximately 56,841,287 shares and 16,440,000 shares of mPhase common stock which, upon conversion, may adversely affect the future price of our common stock. As of June 30, 2004 we have warrants and options convertible into approximately 34,819,589 shares of our common stock at $.30 per share or less that, upon exercise will generate proceeds of approximately $9,254,000, may result in significant dilution to many of our current shareholders and may adversely affect the future price of our common stock. As of June 30, 2004, the Company has approximately 666,668 shares of common stock reserved for the issuance upon the conversion of certain 12% convertible notes to related parties at $.25 per share which may adversely affect the future price of our common stock .We may be forced to raise additional cash for operations by selling additional shares of our common stock at depressed prices causing further dilution to our shareholders. Certain warrants with key vendors are subject to cashless exercise and may be immediately exercised with no resulting proceeds to the Company.

Back to Contents

RISK FACTORS RELATED TO OUR OPERATIONS

We have been a development-stage company since our inception in 1996 and have not to date had a significant deployment of either of our main platforms for delivery of television over DSL.

    We have had to date no material revenues derived from sales of our Traverser™ Digital Video Data Delivery System (DVDDS) or our mPhaseTV+ sustem or our line of Intelligence POTS Splitters. There have been to date no major deployments of Television over DSL by telephone service providers globally and there currently is uncertainty as to the extent, if at all, that deployments will occur in the future.

We depend upon outsourcing of our research and product development of our television platforms to an outside entity.

   We depend upon Lucent for the successful development of our TV+ System and in exploratory research and development of our Nanotechnology products and our business would be materially adversely affected if Lucent were to terminate our relationship.

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

    Both Microphase corporation, and Janifast Ltd. have provided significant financial support to mPhase during fiscal years ended June 30, 2002 and June 30, 2003 in the form of either cash infusions or conversions of related party debt. Such companies, which share common management with mPhase, are under no legal obligation to and may not be able to sustain such economic support of mPhase in the future should such support be necessary.

Sales and margins from our component DSL products have varied dramatically during the past three years and remain volatile.

    Sales and gross margins from our POTS Splitter and other DSL products have experienced a significant decline during the period from June 30, 2001 through June 30, 2003 as a result of the significant downturn in capital spending by telecommunications service providers. Although there has been a recovery in such sales, and to a lesser extent margins, during the fiscal year ending June 30, 2004 the outlook for continuing growth in sales remains uncertain. Failure to achieve significant sales with adequate gross margins with respect to our component DSL products will negatively effect the cash available to the Company prior to commencement of sales of our flagship television platforms thereby having a negative effect upon the overall financial condition of the Company and the price of our common stock.

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

Back to Contents

     RISK FACTORS RELATED TO OUR TARGETED MARKETS

Historically the sale of infrastructure products to telecommunication providers in international markets has a long lead time and a multiplicity of risks.

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

Our television platform may not achieve compliance with regulatory requirements in foreign countries.

    Our mPhaseTV+ platform may fail to meet foreign regulatory standards. Since our targeted markets for our Television platforms involves countries outside of the United States, such products are subject to greater regulatory risks since they must comply with different standards of different countries than can vary widely in the telecommunications industry. The failure to meet such regulatory standards would result in potential customers in countries outside of the United States not purchasing our television platforms.

The telecommunications industry is subject to intense competition characterized by swift changes in technology.

    The Telecommunications equipment industry is subject to swift and continuing innovation and technological changes that could render our TV+ system obsolete and intense competition in the industry could prevent our ever becoming profitable. Our competitors that sell DSL systems that compete with the Traverser™ and mPhaseTV+ system include much larger and better known and capitalized companies with significantly greater selling and marketing experience and financial resources such as ADC, Alcatel S.A., Calix Catena Networks, Copper Mountain, Advanced Fiber Communications, ECT Telecommunications, Ericsson, Fujitsu, Marconi, Motorola, NEC, Nortel, Huawei Technologies, Net to Net Technology, Nokia, UTS Starcom, DVTEL, Inc., Turnstone, Paradyne Networks, Samsung, 2 Wire, Siemens, TuT Systems, and Optibase Wesell. We also face competition from companies that provide infrastructure software products to deliver multi-channel digital television over telephone such as Imagic TV, Minerva Corporation and Myrio Corporation. Telephone service providers that are our targeted customers face competition from cable-based technologies, fixed wireless technologies and satellite technologies that may cause them not to deploy our Traverser™ DVDDS or TV+ products.

Deployment of our television platforms requires certain additional investments by telecommunications service providers.

    Our Customers may need to build a digital head-end to download television content from satellites involving a significant additional capital expenditure to utilize the digital television capabilities of our TV+ system. Such additional capital costs to build a digital head-end may cause potential customers not to purchase our television platforms.

We may not be able to evolve our technology, products and services or develop new technology, products and services that are acceptable to our customers.

    The market for our broadcast digital television platforms over DSL is characterized by:

    Rapid technology change;

Back to Contents

 New and improved product introductions;

    Changing customer Demands; and

    Evolving industry standards and product obsolescence.

    Our future success will depend upon our ability to continually enhance our existing broadcast digital television platforms as Asymetric Digital Subscriber Line (ADSL) technology migrates forward to ADSL2 and ADSL2+ with enhanced features such as the ability to deliver multiple television channels to one set top box and continually cost-reduce our platforms consistent with the demands of telecommunications service providers. The development of enhanced and new technology, products and services is a complex and uncertain process requiring high levels of innovation, highly-skilled engineering and development personnel, and the accurate anticipation of technological and market trends. We may not be able to identify, develop, market or support new or enhanced technology, products, or services on a timely basis, if at all owing to our size and limited financial resources.

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

Back to Contents

ITEM 2. PROPERTIES

    Our corporate headquarters is located at 587 Connecticut Avenue, Norwalk, CT 06854-1711. The Company leases this office space from Microphase Corporation under a facilities agreement with Microphase that provides that mPhase lease office space, lab facilities and administrative staff on a month-to-month basis for $5,000/month. The Company also maintains an office in Little Falls, New Jersey and New York, New York with monthly rents of $7,133 and $3,000 per month respectively.

ITEM 3. LEGAL PROCEEDINGS

    The Company was advised in April of 2002 that, following an investigation by the staff of the Securities and Exchange Commission, the staff intends to recommend that the Commission file a civil injunctive action against Packetport.com, Inc. (hereinafter "Packetport") and its Officers and Directors. Such recommendation relates to alleged civil violations by Packetport and such Officers and Directors of various sections of the Federal Securities Laws. The staff has alleged civil violations of Sections 5 and 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(d)of the Securities Exchanges Act of 1934. As noted in other public filings of mPhase, the CEO and COO of mPhase also serve as Directors and Officers of Packetport. Such persons have advised mPhase that they deny any violation of law on their part and intend to vigorously contest such recommendation. To date, no charges have been filed by the SEC or any other government agency.

    From time to time we may be involved in various legal proceedings and other matters arising in the normal course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 15, 2004, a Special Meeting of Shareholders of the Company approved a proposal by the Company to amend the Company's Certificate of Incorporation under New Jersey law to increase the authorized shares of common stock from 150 million to 250 million shares and change the par value of all shares of common stock from no par to $.01 par stock. There was a total of 55,250,021 votes for the proposal which included 106,400 broker non votes and abstentions and 909,899 votes against the proposal. Our Form of Definitive Proxy covering a detailed description of the proposal was filed with the SEC on May 30, 2004 and is herby incorporated by reference.

Back to Contents

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

YEAR/QUARTER	HIGH	LOW
Fiscal year ended June 30, 2001
First Quarter	$9.25	$3.00
Second Quarter	5.94	1.47
Third Quarter	3.38	1.22
Fourth Quarter	2.61	1.03

Fiscal year ended June 30, 2002
First Quarter	$1.67	$.31
Second Quarter	.86	.31
Third Quarter	.62	.27
Fourth Quarter	.50	.23

Fiscal Year ended June 30, 2003
First Quarter	$.32	.15
Second Quarter	.31	.15
Third Quarter	.36	.19
Fourth Quarter	.42	.28

Fiscal year ended June 30, 2004
First Quarter	$.42	$.29
Second Quarter	.61	.29
Third Quarter	.69	.38
Fourth Quarter	.46	.29

Back to Contents

(B) HOLDERS

As of August 9, 2004, mPhase had 89,521,962 shares of common stock outstanding and approximately 11,000 stockholders of record. As of August 9, 2004 we have approximately 56,841,287 shares and 16,440,000 shares of stock reserved for issuance upon the conversion of warrants and options respectively.

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

Issuances of Unregistered Securities

The following securities were issued by us within the past three years and were not registered under the Securities Act of 1933, as amended (the "Act"). Each of the transactions is claimed to be exempt from registration under the Act.

In September 2001, certain of our officers and directors purchased an aggregate of 2,000,000 shares of common stock for an aggregate investment of $1,000,000. These issuances included 1,000,000 shares to Mr. L. Barton, a director at that time, for an investment of $500,000; 400,000 shares to Mr. Ronald A. Durando, the Company's president and a director, for an investment of $200,000; 400,000 shares to Mr. Gustave Dotoli , the Company's vice-president and a director, for an investment of $200,000; and; 200,000 shares to Mr. Martin S. Smiley, the Company's vice-president, for an investment of $100,000; and were exempt pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Act.

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

a.)

During December 2001, the Company converted $660,000 of liabilities due to Microphase and $360,000 of liabilities due to Janifast into 2,200,000 and 1,200,000, respectively, shares of the Company's common stock and a like amount of warrants to purchase one share each of the Company's common stock at an exercise price of $.30 pursuant to debt conversion agreements pursuant to Section 3(a)(9) of the Act and 320,000 shares of common stock plus warrants to purchase another 320,000 shares of common stock at $.30 for a term of 5 years, respectively, were issued to strategic vendors pursuant to Section 3(a)(9) of the Act.

b.)

During the quarter ended March 31,2002 the Company converted $96,000 of liabilities due to Strategic Vendors into 320,000 shares of the Company's common stock and a like amount of warrants to purchase one share each of the Company's common stock at an exercise price of $.30 pursuant to debt conversion agreements pursuant to Section 3(a)(9) of the Act.

c.)

Effective March 31, 2002, the Company converted $420,872 of liabilities due to Piper Rudnick LLP, outside legal counsel to mPhase pursuant to Section 3(a)(9) of the Act into a warrant to purchase up to a total of $1,683,490 shares of the Company's common stock which pursuant to EITF 96 18, has an approximate value of $.30 per share and a warrant to purchase 550,000 shares of the Company's common stock at an exercise price of $.30 per share pursuant to the terms of payment agreement. In addition, Piper agreed to accept a Promissory note for $420,872 of current payables at an interest rate of 8% with payments of $5,000 per month commencing June 1, 2002 and continuing through December 1, 2003, with a final payment of principal plus accrued interest due at maturity on December 31, 2003. Additionally, 1,022,996 shares of common stock were issued to strategic vendors, the value of which was based upon the price of the Company's common stock on the effective date of settlement with each strategic vendor, to settle $761,786 of liabilities pursuant to Section 3(a)(9) of the Act. The conversion of $1,182,658 of such liabilities which, together with gains from cash settlements of $27,960 resulted in an aggregate gain on extinguishments of $142,236.

d.)

Effective for June 30 2002, the Company converted $360,000 of liabilities due to Microphase and $80,000 of liabilities due to Janifast into 2,250,000 and 500,000 shares of the Company's common stock, respectively, pursuant to debt conversion agreements pursuant to Section 3(a)(9) of the Act.

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

During the year ended June 30, 2003, the Company issued 426,000 shares of its common stock valued at $112,245 and 1,690,000 warrants, valued at $203,150 based upon the fair market value of the Company's common stock on the date of the grant using the Black-Scholes option pricing model. The Company recorded these charges, totaling $318,395 to operations for the year ended June 30, 2003. Each transaction was pursuant to Section 4(2) of the Act.

Back to Contents

During the fiscal year ended June 30, 2003, the Company converted certain payables and accrued expenses with officers, related parties and strategic vendors pursuant to Section 4(2) and to Section 3(a)(9) of the Act aggregating approximately $1.9 million into 5,923,333 restricted shares of the Company's common stock and 5 year warrants to purchase an additional 3,706,800 restricted shares of the Company's common stock. Of these 5,533,333 shares of common stock and 3,491,800 warrants were issued in settlement of $1,748,756 of debt to related parties as follows:

a.)

The conversion of $620,000 on and $360,000 on of liabilities due to Microphase corporation, and Janifast Ltd into 3,033,000 shares and 1,500,000 shares of stock, respectively. The value attributable to the shares was based upon the market price of the Company's common stock on the measurement date, such date was determined pursuant to EITF00-1, as to when all the contingent terms of the conversion agreements were met, in which no gain or loss was recognized on the conversion of $980,000 of debt, and;

b.)

Also included in such conversions during the year ended June, 30 2003, were transactions whereby the Company converted $525,967 of liabilities; $269,362 due to the Company's president, $211,605 due to the vice president and $45,000 due to the a sales manager who is also concurrently employed by Microphase, for unpaid management compensation and sales commissions due from mPhase into warrants to purchase up to a total of 2,656,500 shares of the Company's common stock. The aggregate value of such warrants was estimated using the Black-Scholes options pricing model, pursuant to EITF 96-18, having an approximate value of $.21 per share, or $538,173. The Company recorded a settlement expense of approximately $12,206 with respect to the Company's president and vice president.

c.)

Strategic vendors converted $117,486 of payables into 340,000 shares of the Company's common stock on the measurement date the value of which was based upon the price of the Company's common stock on the effective date of settlement with each party. This resulted in a gain of $37,383, which, when combined with all conversions and the gains from cash settlements of $36,049 for the fiscal year 2003, resulted in a net gain on extinguishments in the statements of operations of $61,226 for the year ended June 30, 2003.

In August of 2003, the Company issued 333,334 shares of its common stock together with a like amount of warrants in a private placement pursuant to Rule 506 of Regulation D of the Act, generating net proceeds of $100,000 which was collected during the three month period ended on September 30, 2003.

   During the six months ending December 31, 2003, the Company granted 924,667 shares of its common stock and warrants to purchase 249,667 shares of its common stock to consultants for services performed value at $307,243 and charged to operations during the period. Each transaction was pursuant to Section 4(2) of the Act.

   During the three months ended December 31, 2003, the Company issued 500,000 shares of its common stock pursuant to warrants previously issued to purchase said shares pursuant to Rule 506 of Regulation D of the Act for an aggregate of $150,000 in cash.

   In December of 2003, the Company issued to five accredited investors 2,300,000shares of its common stock together with a like amount of 5 year warrants to purchase one share each of the Company's common stock, with an exercise price of $.35 per share, in a private placement pursuant to Rule 506 of Regulation D of the Act generating net proceeds of $805,000, $175,000 of which was collected in January, 2004. An advisor of the Company was issued 100,000 shares for assisting in this transaction.

   In January of 2004, the Company issued to twenty-three accredited investors 7,160,720 shares of its common stock together with a like amount of 5 year warrants to purchase one share each of the Company's common stock, with an exercise price of $.35 per share, in a private placement pursuant to Rule 506 of Regulation D of the Act generating net proceeds of $2,506,250, all of which was collected in January, 2004.

   In March and April of 2004, the Company issued to six accredited investors 1,811,429 shares of its common stock together with a like amount of 5 year warrants to purchase one share each of the Company's common stock, with an exercise price of $.35 per share, in a private placement pursuant to Rule 506 of Regulation D of the Act generating net proceeds of $634,000, all of which was collected in March and April, 2004. Two advisors of the company were issued 128,826 shares of its common stock together with a like amount of 5 year warrants to purchase one share each of the Company's common stock, with an exercise price of $.35 per share for assisting in this transaction.

In June of 2004, the Company issued to three accredited investors 3,844,000 shares of its common stock together with two warrants each to purchase a like amount of stock at $.35 and $.50 respectively at a price of $.25 per unit. Such warrants are exercisable for a period of 5 years and are callable at $.10 per $100,000 of the value of the shares in which such warrants may be converted if the common stock of the company trades for 20 consecutive days above (i) $.50 per share in the case of the $.35 warrant and (ii) $.75 per share in the case of the $.50 warrant.

Back to Contents

c.)

During the year ended June 30, 2004, the Company issued 17,446,441 shares of its common stock valued at $6,419,545 and 900,000 warrants, valued at $300,901 based upon the fair market value of the Company's common stock on the date of the grant using the Black-Scholes option pricing model. The Company recorded these charges, totaling $130,450 to operations for the year ended June 30, 2004. Each transaction was pursuant to Section 4(2) of the Act.

During the fiscal year ended June 30, 2004, the Company converted certain payables and accrued expenses with GTRC, a strategic vendor, pursuant to Section 4(2) and to Section 3(a)(9) of the Act aggregating approximately $1.8 million into 5 year cashless warrants to purchase an additional 5,039,200 restricted shares of the Company's common stock valued at $.35 per share plus a $100,000 term promissory note. The Company is in arrears with respect to the first payment on the note and is currently renegotiating the amount of the note and payment schedule since the note includes past and future royalty payments with respect to the Company's patents covering its Traverser DVDDS some of which the Company may relinquish going forward .

Back to Contents

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and notes included in this annual report. The statement of operations data from October 2, 1996 (date of inception) to June 30, 1997 and for the year ended June 30, 1998, and the balance sheet data as of June 30, 1997 and 1998, are derived from financial statements that have been audited by Schuhalter, Coughlin & Suozzo, LLC, independent auditors, and are included in this document. The statement of operations data for the years ended June 30, 1999, 2000, and 2001 and the balance sheet data as of June 30, 1999, 2000, and 2001 are derived from financial statements that have been audited by Arthur Andersen LLP., independent auditors. The statement of operations data for the years ended June 30, 2002, June 30, 2003 and June 30, 2004 and the balance sheet data as of June 30, 2002, June 30, 2003 and June 30, 2004 are derived from financial statements that have been audited by Rosenberg Rich Baker Berman & Company, independent auditors, and are included in this document.

	Year Ended June 30,					Cumulative from inception October 2, 1996 to June 30, 2004
	2000	2001	2002	2003	2004
	(in thousands, except share data)
STATEMENT OF OPERATIONS DATA:
Total revenues	$279	$10,524	$2,582	$1,582	$4,641	$19,609
Costs and Expenses:
Cost of sales	132	5,805	2,415	1,493	4,270	14,115
Research and
development	10,157	10,780	3,820	3,538	3,928	38,275
General and
administrative	27,859	17,322	7,039	2,684	4,118	78,995
Depreciation and
amortization	471	660	670	515	123	2,889
Operating loss	(38,340)	(24,043)	(11,361)	(6,649)	(7,798)	(114,666)
Other income (expense), net	20	-	142	50	150	(1,104)
Interest income (expense)	158	43	(26)	(51)	(111)	5
Net loss	$(38,162)	$(24,000)	$(11,245)	$(6,650)	$(7,759)	$(115,775)
Basic and diluted net
loss per share	$(1.41)	$(.72)	$(.23)	$(.10)	$(.10)
Shares used in basic and diluted
net loss per share	26,974,997	33,436,641	49,617,280	65,217,088	77,677,120

	Year Ended June 30,
	1999	2000	2001	2002	2003	2004
BALANCE SHEET DATA:
Cash and cash equivalents	$7,978	$6,432	$31	$47	$397	$90
Working capital (deficit)	4,936	3,557	(1,458)	(94)	(1,405)	(2,112)
Total assets	10,624	11,184	8,997	6,942	3,782	2,591
Long-term obligations, net of current portion	-	-	90	2,891	2,608	1,038
Total stockholders' equity (deficit)	$6,974	$7,329	$1,865	$(42)	$(3,229)	$(2,918)

Back to Contents

    The statement of operations data as of the periods indicated below are derived from unaudited financial statements. The operations data for the quarterly periods ended September 30, 2001 and each quarter thereafter to and including the quarter ended December 31, 2001 are derived from unaudited financial statements reviewed by Arthur Andersen LLP and the operations data for the quarterly periods from March 31, 2002 and each quarter thereafter through and including the quarter ended June 30, 2004, have been derived from unaudited financial statements reviewed by Rosenberg, Rich, Baker, Berman & Company, and include all adjustments (consisting of normal recurring items) that management considers necessary for a fair presentation of the financial statements.

	Three months ended
	September 30	December 31	March 31	June 30
	(in thousands, except share amounts)
FISCAL 2004 QUARTERLY
STATEMENT OF OPERATIONS DATA:
Total revenues	$2,489	$1,291	$555	$294
Costs and Expenses:
Cost of Sales	2,099	1,191	484	294
Research and development	611	843	1,404	1,212
General and administrative	605	914	803	1,856
Depreciation and amortization	46	28	27	22
Operating loss	(872)	(1,685)	(2,162)	(3,078)
Interest income, Net	(16)	(16)	(20)	(59)
Gain (loss) on debt extinguishment	23	-	(152)	278
Net loss	$(865)	$(1,701)	$(2,334)	$(2,859)
Basic and diluted net loss per share	$(.01)	$(.02)	$(.03)	$(.03)
Shares used in basic and diluted net loss per share(1)	71,725,318	72,814,272	81,564,405	84,885,017

    (1) The quarterly earnings per share data above are computed independently for each of the quarters presented. As such, the sum of the quarterly per common share information may not equal the full year amounts due to rounding differences resulting from changes in the weighted-average number of common shares outstanding.

	Three months ended
	September 30	December 31	March 31	June 30
FISCAL 2003 QUARTERLY
STATEMENT OF OPERATIONS DATA:
Total revenues	$210	$562	$210	$600
Costs and Expenses:
Cost of sales	197	547	205	544
Research and development	803	753	906	1,077
General and administrative	893	731	544	516
Depreciation and amortization	131	129	129	127
Operating loss	(1,814)	(1,598)	(1,574)	(1,664)
Interest expense, Net	(18)	(15)	(11)	(6)
Gain on debt extinguishment	41	-	9	11
Gain (Loss) on investments	-	(16)	(12)	17
Net Loss	$(1,791)	$(1,629)	$(1,588)	$(1,642)
Basic and diluted net loss per share	$(.03)	$(.07)	$(.02)	$(.02)
Shares used in basic and diluted net loss per share(1)	60,881,131	65,914,466	65,956,810	68,164,160

Back to Contents

	September 30	December 31	March 31	June 30
	(in thousands, except share amounts)
FISCAL 2002 QUARTERLY
STATEMENT OF OPERATIONS DATA:
Total revenues	$537	$545	$866	$634
Costs and Expenses:
Cost of Sales	457	530	724	704
Research and development	1,111	1,257	539	912
General and administrative	2,862	1,641	1,355	1,182
Depreciation and amortization	193	209	136	132
Operating loss	(4,086)	(3,092)	(1,888)	(2,296)
Interest expense, Net	(10)	(1)	(5)	(10)
Gain (Loss) on debt extinguishment	33	5	85	19
Net Loss	$(4,063)	$(3,088)	$(1,808)	$(2,287)
Basic and diluted net loss per share	$(.10)	$(.07)	$(.03)	$(.04)
Shares used in basic and diluted net loss per share(1)	42,037,506	44,645,458	55,606,168	56,459,167

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

RESULTS OF OPERATIONS

OVERVIEW

   mPhase is a development-stage company that historically develops, markets and sells a line of innovative DSL based broadband communications equipment. During fiscal year ended June 30, 2004 the mPhase entered into the field of nanotechnology focused initially upon power cell and battery development with military applications as an additional business segment The Bell labs division of Lucent Technologies, Inc. has been engaged by mPhase to perform research and development under a $1.2 million Development Agreement of a power cell that will have a relatively unlimited shelf life and other advantages for soldiers in the field (such as lack of detection) . Such product is expected to be ready for sale in approximately 18 months.

mPhase has designed and is currently engaged in commercialization of the Company's primary flagship product, the TV+ solution that enables telephone service providers to deliver multiple channel digital broadcast television programming, high-speed Internet and voice service over existing copper telephone lines. From inception, the Company's operating activities have consisted primarily of research and development, establishing third-party manufacturing and distribution relationships and developing product brand recognition among telecommunications service providers for its flagship products. These activities included establishing trials and field tests of the legacy DVDDS that has been replaced by the TV+ platform at Hart Telephone Company in Georgia and establishing a core administrative and sales organization. The Company believes that its TV + System provide the most cost effective, reliable and scaleable solution for many telephone companies seeking to provide broadcast television, high-speed internet and voice utilizing Asymmetric Digital Subscriber Line, or ADSL technology. Out TV + Solution is designed for markets primarily outside of the United States where there is a lack of fiber-optic infrastructure necessary to deliver cable television. In August of 2004, Release 1.0 of mPhase's TV+ product was completed and is such product is currently available to deploy by telecommunications service providers.

Subsequent versions of the TV+ product will include enhanced features and reduced costs with the goal of providing telecommunications service providers a compelling solution for the delivery of voice, high-speed internet and digital broadcast television over copper telephone lines. In fiscal year 2004, the Company shifted its research and development focus and resources away from the legacy DVDDS product, consisting of proprietary architecture developed by Georgia Tech Research Corporation, to the open standards-based TV+ platform and began exploratory development of products using the science of nanotechnology, developed by the Bell Labs Division of Lucent Technology Inc.

Our TV+ platform requires a telecommunications service provider to build a digital video head-end to downlink channels of broadcast television programming from satellites. The cost of building a digital head end has been substantially reduced in the past few years as off the shelf technology has become less expensive. Such equipment includes a satellite receiving dish, video grooming equipment and mPhase's system management software necessary for managing the video content. mPhase does not manufacture such digital head-end equipment.

Our TV+ product utilizes asymmetric DSL (more bandwidth downstream than upstream) which is well-suited for the delivery of broadcast television and high-speed internet.

    mPhase also designs and markets a line of DSL component products ranging from commodity items such as POTS splitters to innovative loop management products. To date, all sales revenue has been derived from sales of its POTS splitters and related low-pass filter products. mPhase expects to derive its first material revenues from sales of its TV+ product during fiscal year 2005.

mPhase's suite of DSL products also includes the i POTS3 or Intelligent POTS Splitter product that marks a significant advancement in automating loop management and is interoperable with the DSLAM's of any vendor. As DSL deployments scale, it is becoming increasingly more important for telecommunications service providers to streamline the process for provisioning and troubleshooting DSL services. Additionally, as competition for high speed Internet expands, the market is witnessing a reduction in price. Therefore, it has become increasingly more important for telecommunications service providers to lower the operational costs involved with supporting DSL services. The i POTS3 is a device that allows service providers to perform full loop testing without having to deploy manual assets by allowing service providers to temporarily bypass the POTS Splitter and have a comprehensive view of their DSL networks. Prior to the introduction of this product in order to perform full testing, service providers would have to manually intervene so that test signals could be passed through the network. mPhase has not derived any sales of such product to date but believes that such product could provide an additional revenue stream for mPhase in fiscal year 2005.

    mPhase was organized on October 2, 1996. On February 17, 1997, the Company acquired Tecma Laboratories, Inc., a public

Back to Contents

corporation in a reverse merger transaction. This resulted in the Company's stock becoming publicly traded on the NASDAQ Over-the-Counter Bulletin Board. On June 25, 1998, the Company acquired Microphase Telecommunications, Inc. in a stock for stock exchange, whose principal assets included patents and patent applications utilized in the Company's legacy Traverser™ DVDDS product. On August 21, 1998, mPhaseTV.net, Inc. was organized as a wholly-owned subsidiary to market interactive television and e-commerce revenue opportunities. This subsidiary is dissolved. On March 2, 2000, mPhase acquired an interest in mPhaseTelevision.Net, Inc., a joint venture organized to provide digital television programming content to service providers in the United States deploying TV over DSL.

    On March 14, 2000, we entered into an agreement with BMW Manufacturing Corp., located in South Carolina. Under the agreement, we installed version 1.0 of the Traverser™ for BMW's telephone transmission network. BMW has agreed that, upon its notice and consent, we will be able to demonstrate to potential customers the functioning system at BMW's facilities. BMW has made two (2) subsequent purchases increasing the size of its deployment to 62 unique units.

    Our flagship installation, Hart Telephone, has completed the build and development of its digital headend during fourth quarter of 2001. The completion of their digital headend marks the move from beta to commercial deployment of the Traverser™ platform. Hart currently has approximately 70 customers receiving about 80 channels of television services.

    Effective December 1, 2002, mPhase entered into a Development Agreement with the Bell Laboratories division of Lucent Technologies, Inc. for development of mPhase's broadcast television switch as an integrated platform with the Lucent Stinger ™ DSL Access Concentrator.

    On December 9, 2002, pursuant to a Statement of Work, Lucent commenced development of the BTS for mPhase.

    On December 15, 2002, mPhase engaged Lucent for the cost reduction of its Traverser INI set top box.

    On January 21, 2003 mPhase entered into a Co-Branding Agreement with Lucent Technologies under which mPhase's INI set top box would be co-branded with the Lucent Technologies name and logo.

    On April 4, 2003, mPhase entered into a Systems Integration Agreement with Lucent Technologies. Under the terms of such an agreement mPhase has been given the exclusive rights to sell worldwide as a 'bundled' solution the Stinger in connection with mPhases' BTS.

    In July of 2003, mPhase successfully deployed for testing the TV+ platform for 3 customers of Hart Telephone Company.

As of September 15, 2003, mPhase entered into a Development Agreement with the Bell Laboratories division of Lucent Technologies, Inc for further development of its TV+ product.

As of February 4, 2004, mPhase entered into a Development Agreement with the Bell Laboratories division of Lucent Technologies, Inc. relating to Micro-Power Source Arrays Fabricated Using Nanotextured Superhydrophobic Materials.

Back to Contents

    The Company has incurred net losses totaling approximately $115,775,083 million during the development of its flagship product from inception through June 30, 2004. In fiscal 2001, the Company had anticipated that the sales of its component products would be able to supplement the underwriting of the completion of our flagship product, the Traverser™. In fiscal 2002 these sales declined with the overall decline of DSL deployments and spending in the telephonic industry. The Company sales of its POTS splitter product continued to slow during most of fiscal year 2003 with overall revenue decreasing approximately $1 million as telecommunications spending continued to decline. In the first quarter of fiscal year ended June 30, 2004, the Company experienced a significant increase in revenues from its POTS splitter product which resulted in revenues increasing from approximately $2.5 million in fiscal year 2003 to approximately $4.6 million in fiscal year 2004.The Company believes that it will commence receiving revenues in fiscal year 2005 from initial commercial deployments of its TV+ product. Until such time such revenues are realized, the Company intends on maintaining its reduced cost structure to minimize its losses, which management believes will permit the Company to ultimately achieve profitability. The Company believes the initial deployments and the resultant revenues of its flagship TV+ are not expected to occur until the second quarter of fiscal year 2005. An upturn of spending in the telephonic industry for DSL component products should increase sales and improve the Company's margins and provide the Company the opportunity to attain profitability.

    Revenues. To date, all material revenues have been generated from sales of POTS Splitter Shelves and other DSL component products to a small number of telecommunications companies. mPhase believes that future revenues are difficult to predict because of the length and variability of the commercial roll-out of the TV+ platform to various telecommunications service providers but does anticipate some sales in fiscal year 2005. Since the Company believes that there may be a significant international market for the TV+ platform, involving many different countries with different regulations, certifications and commercial practices than the United States, future revenues are highly subject to changing variables and uncertainties. Additionally, the continued instability of the telecommunications market evidenced by reduced in capital spending from its peak in fiscal year 2001 across the whole telecom sector contributes to our difficulty in accurately predicting future revenues.

    Cost of revenues. The costs necessary to generate revenues from Microphase and the sale of POTS Splitter Shelves and other DSL component products include direct material, labor and manufacturing. mPhase paid these costs to Janifast, Ltd., which has facilities in the People's Republic of China and is owned by and managed by certain senior executives of the Company. The cost of revenues also includes certain royalties paid to Microphase Corporation, a privately held corporation organized in 1955, which shares certain common management with the Company. Costs for future production of the Traverser™ product will consist primarily of payments to manufacturers to acquire the necessary components and assemble the products and future patent royalties payable to GTRC. Microphase does not share in revenues from sales of the TV+ product.

    Research and development. Research and development expenses consist principally of payments made to Lucent and for development of the TV+ product and Nanotechnology products. All research and development costs are expensed as incurred.

During the fiscal year ended June 30, 2004, the company incurred non-cash research and development stock based employee compensation of $52,000 and an additional $20,000 non-cash stock based expense for consultants.

    General and administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for personnel engaged in direct marketing of the TV+ platform, the POTS Splitter Shelves and other DSL component products, as well as support functions including executive, legal and accounting personnel. Certain administrative activities are outsourced on a monthly fee basis to Microphase Corporation. Finally, mPhase leases the principal office from Microphase Corporation.

    Litigation. mPhase has not incurred any material expenses due to litigation since its inception.

    Non-cash administrative stock-based employee compensation charge. mPhase incurred non-cash administrative stock-based employee compensation charges of $36,900 and $23,563, for the fiscal years ended 2004 and 2003, respectively. The Company has reduced its use of stock options and warrants as a form of compensation to employees, directors and outside consultants as part of its current austerity program.

TWELVE MONTHS ENDED JUNE 30, 2004 VS. JUNE 30, 2003

    Revenues. Total revenues for the year ended June 30, 2004 increased to $4,641,346 from $1,581,639 for the year ended June 30, 2003. The increase was primarily attributable to increased sales of the Company's POTS Splitter product line especially during the first quarter of fiscal year 2004, caused by an upturn in July and August of 2004 of orders from one customer that orders component products from the Company. The Company continues to believe that its line of POTS Splitter products is positioned to be competitively priced with high reliability and connectivity, and as such has the potential to be significant part of DSL deployment. The Company cannot predict when the demand for telecommunication equipment will resume, however we do not expect significant sales in the first two quarters of fiscal 2005.

    Cost of revenues. Cost of sales was $4,068,255 for the year ended June 30, 2004 as compared to $1,493,394 in the year ended June

Back to Contents

30, 2003. Cost of revenues increased for the twelve months ended June 30, 2004 compared to the prior period ending June 30, 2003 primarily because of increased sales. Gross margins for the period ended June 30, 2004 were 12%. The gross margins have varied dramatically as spending among telecommunication providers has contracted, coupled with downward pressures related to the supply and demand of telecommunications products. The single most significant reason the margins decreased dramatically was due to the reduced selling price of our POTS Splitter product. Discounts, consisting of a 2% discount from the amount invoiced if paid within 10 days were offered during fiscal year 2004. Such discounts amounted to $71,425 for the period ended June 30, 2004, and were offered to Covad Communication our leading telecommunications service provider customer. Discounts were offered in fiscal 2003 to an existing customer to accelerate collections in connection with an order of our POTS Splitter product and was treated as a purchase discount to each our customers, and the reduction to net sales lowered the gross margins in the period.

Research and Development. Research and development expenses were $4,069,721 for the year ended June 30, 2004 as compared to $3,538,305 in the year ended June 30, 2003, an increase of $531,416. Such expenditures included $2,328,602 incurred with Lucent Technologies, Inc. for the year ended June 30, 2004 as compared to $1,112,500 during the comparable period in 2003. In addition we incurred $99,494 with Microphase and other strategic vendors for the year ended June 30, 2004 as compared to $528,434 during the comparable period in 2003.

    The significant increase in research and development expenses with Lucent Technologies, Inc. is due to the continued and accelerated development of the TV+ product together with the entry into a $1.2 million 12 month Development Agreement for battery and power pack product development utilizing Nanotechnology. Such expenditures are expected to increase in fiscal year 2005 since the Company's strategy is to further enhance the features and cost reduce its TV+ and expand its product line in the Nanotechnology area.

    The elimination in research expenditures incurred with GTRC is due to the Company's refocus in development from its legacy Traverser DVDDS television delivery platform to its TV+ product.

    Research expenditures incurred with Microphase were related to the continuing development of the Company's DSL component products, including the Company's line of POTS Splitters and Microfilters and the Company's newest products, the iPOTS™.

Back to Contents

General and Administrative Expenses. Selling, general and administrative expenses were $4,177,961 for the year ended June 30, 2004 up from $2,683,534 for the comparable period in 2003, an increase of $149,427.  The increase in the selling, general and administrative costs was primarily the result of the addition of a number of new employees critical to the Company's needs in developing, marketing and selling the TV+ and NanoTechnology product lines with Lucent a respectively.

Included is an increase of non-cash charges relating to the issuance of common stock and options to consultants, which totaled $1,010,895 for the year ended June 30, 2004 as compared to $477,836 during the comparable period in 2003. Other components of the increase in selling, general and administrative expenses were increases in payroll of approximately $461,226 to $953,602, increase in the use of outside consultants of approximately $251,103 to $987,720, marketing expenses such as trade shows of $30,148 to $40,347, and advertising expenses of $20,439 to $21,948, all of which approximated $1,295,975 or 87% of the increase in spending.

    Net loss. mPhase recorded a net loss of $7,758,586 for the year ended June 30, 2004 as compared to a loss of $6,650,211 for the same period ended June 30, 2003. This represents a loss per common share of $(.10) in 2004 as compared to $(.10) in 2003, based upon weighted average common shares outstanding of 77,677,120 and 65,217,088 during the periods ending June 30, 2004 and June 30, 2003 respectively.

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

    Such amount includes $1,112,500 incurred with Lucent Technologies for the year ended June 30, 2003, primarily in connection with the cost-reduction to mPhases's Traverser™ INI set top box and development of its new mPhase TV+ platform, as compared to $156,250 during the comparable period in 2002, which we expect to be developed by Lucent Technologies, Inc. for a total cost of approximately $1.6 million. We have engaged and expect to continue to engage Lucent for assistance with our development of other product refinements and enhancements on a project by project basis.

    Research and development expenses incurred primarily with respect to Microphase Corporation decreased from $751,074 to $428,434 for the twelve-month period ended June 30, 2003 as compared to the twelve-month period ended June 30, 2002. The decrease in research and development expenses with Microphase in fiscal 2003 is the result of less costs incurred for product enhancement projects since the completion of the development of the original POTS Splitter product line, while still maintaining the continuing development of the Company's DSL component products. This includes the Company's line of POTS Splitters and Microfilters and the Company's newest products, the iPOTS™ and mPhase Stretch. We believe the mPhase iPOTS™ offers a much needed solution for the DSL industry; the iPOTS™ enables telcos to remotely and cost-effectively perform loop management and maintenance including line testing, qualification and troubleshooting. The unique (patent pending) iPOTS™ circuit allows most test heads to perform both narrow and wideband testing of the local loop through the central office POTS Splitter without having to physically disconnect the POTS Splitter, thereby eliminating the need to dispatch personnel and a truckroll. Another of our newer products we developed is the DSL loop extender, called mPhaseStretch. This product extends the service distance for the mPhase Traverser™ and may be used in conjunction with other DSL services. The Company anticipates demand to be created for its new products both collectively should an upturn occur in DSL deployments, and individually in current market conditions, as the as the iPOTS™ significantly reduces the cost of deploying and maintaining DSL services and the Stretch loop extender product addresses a primary issue in DSL services.

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

    Depreciation and Amortization. Depreciation and Amortization expense was $515,417 in fiscal 2003 as compared to $670,183 for 2002. These expenses decreased $154,766, or approximately 23% of the prior year's expense, as a result of the Company's reduced need for and outlays on capital expenditures in its two preceding fiscal years. We do not expect such downward trend to continue but such depreciation and amortization expense should remain at the current reduced levels until the Company commences deployment of its Television over DSL platforms. We expect to increase capital expenditures in connecting with the deployment of equipment at test sites with various telecommunications service providers globally as deployment of our TV+ product progresses and such equipent will need to be depreciated or amortized, as the case may be.

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

Back to Contents

CURRENT PLAN OF OPERATIONS

RESEARCH AND DEVELOPMENT ACTIVITIES

    mPhase throughout its history has outsourced its research and development activity with respect to both of its TV platforms as well as its POTS splitter products. GTARC has conducted a significant amount of research and development for mPhase pursuant to a research agreement comprised of a series of delivery orders, which outline the timing, necessary actions and form of payment for specific tasks related to the completion of certain components of the DVDDS legacy product. Microphase has performed research and development for mPhase with respect to certain component DSL products such as the i POTS Splitter products, low pass filters and POTS Splitters and the legacy DVDDS product. Currently mPhase major research and development is performed by the Bell Laboratories division of Lucent Technologies, Inc. in connection with its TV platforms as well as exploratory development of nanotechnology products.

    For the years ended June 30, 2004, 2003 and 2002 and for the period since inception (October 2, 1996) to June 30, 2004, approximately $0, $450,000, and $ 13,524,300, respectively, has been billed to mPhase for research and development conducted by GTARC. With the completion of the DVDDS legacy product, the Company has shifted its research and development from GTARC to Lucent Technologies Inc. in connection with its TV+ product as well as its entry into the nanotechnology product area. Such new research and development during Fiscal Year 2004 was (a) for completion of Version 1.0 of the TV+ product and (b) entry into the nanotechnology product area focused initially on power cells and batteries designed for military applications . The Company incurred research and development expenses with Lucent for fiscal years ended June 30, 2004 and 2003 of $1,837,044 and $1,112500, respectively.

    On February 18, 2004, the Company and GTRC and GTARC entered into an Agreement to convert approximately $1.8 million in remaining payables outstanding to GTRC and exchange mutual releases in consideration for a cashless warrant to purchase 5,069,200 shares of the Company's common stock through 2008 plus a $100,000 term promissory note representing past and future minimum royalties payable with respect to patents associated the Traverser DVDDS product from the Company to GTRC. Under the terms of its license from GTRC mPhase is the sole, worldwide licensee of the technology developed by GTARC in conjunction with the legacy DVDDS product line and may receive a royalty of up to 5% of product sales from such product. The Company is currently reevaluating the value of maintaining patent protection in the United States and a number of other companies with respect to certain patents and patents pending with respect to the Traverser DVDDS legacy product and is accordingly in the process of renegotiating downward the amount and the current payment schedule for the $100,000.

    The amount of research and development costs the Company has expended from October 2, 1996, its inception date, through June 30, 2004 is $38,416,800. During the year ended June 30, 2004, the Company incurred research and development expenses of $3,669,723 related to the continued development of its current TV platforms and other DSL products and services as compared to $3,538,305 for the same period ended June 30,2003. In addition the Company incurred research and development expenses for the first time in fiscal year 2004 of $400,000 for its nanotechnology products.

STRATEGIC ALLIANCES IMPLEMENTED

    mPhase Technologies, Inc. has a non exclusive worldwide distribution agreement with Corning Cable Systems to resell mPhase's line of "intelligent" DSL component products including the iPOTS3, as well as its other "intelligent" products.

    In addition, the Company has entered into a Co-Branding Agreement with Lucent for its redesigned cost reduced set top box portion of its TV+ platform. In addition, pursuant to a Systems Integration Agreement with Lucent, the Company has been designated as the exclusive worldwide reseller of the Lucent Stinger when bundled as part of the mPhase TV+ system. In addition the Company and Lucent share jointly in certain intellectual property being developed with respect to disposable power cells which is the subject of exploratory development using the science of nanotechnology.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

    All revenue included in the accompanying consolidated statements of operations for all periods presented relates to sales of mPhase's POTS Splitter Shelves and DSL component products.

Back to Contents

    As required, mPhase has adopted the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidelines on applying generally accepted accounting principals to revenue recognition based upon the interpretations and practices of the SEC. The Company recognizes revenue for its POTS Splitter Shelf and other DSL component products at the time of shipment, at which time, no other significant obligations of the Company exist, other than normal warranty support.

    The deferred revenues balance recorded on the Balance Sheet for the fiscal year ended June 30, 2003 is made up of three customer deposits consisting of $156,180 in the aggregate for the POTS product and of $58,000 for final customer acceptance of the Traverser™ product that will occur upon commercial production of such product.

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

Back to Contents

for inventory, which is a component of cost of sales. At the point the historical cost is adjusted, a lower cost-basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

    During the fiscal years ended June 30, 2004, 2003 and 2002, the Company decreased its net reserve by approximately $98,000, and increased its net reserve by approximately $302,000, and approximately $928,000, respectively, for technical obsolescence and marketability based upon current prices and overall demand and charged a like amount to expense, representing a decrease in the reserve of 5.9% of average inventory , at cost, of approximately$1,671,000 on hand during the period in fiscal 2004, an increase in the reserve of 8.4% of average inventory, at cost, of approximately $3,588,000 on hand during the period in fiscal 2003 and 20.2% of average inventory, at cost, of approximately $4,602,000 on hand during the period in fiscal 2002. The reserve and corresponding charges in fiscal 2002 were increased as the Company experienced a dramatic decrease, along with the entire telephonic industry, in demand for our component products in addition to the decision to table the production of certain product line items built on certain European standards and which the Company does not expect to pursue in the near future. As of June 30, 2004, the Company recorded a cost adjustment against the reserve of approximately $86,902, recognizing permanent cost reductions due to price adjustments and further reduced the reserve for reductions due to obsolescence resulting from a lack of inter-operability of certain components in inventory with the Company's present product line approximating $11,212. As a result on June 30, 2004 the Company had a total inventory valuation reserve of $388,235 against its inventory with a total balance, at cost, of $1,627,207, or 24%. If there was to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory allowances and our gross margins could be adversely affected.

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

    Directors that are significant shareholders of Janifast Limited include Messrs Ronald A. Durando, Gustave T. Dotoli, and Necdet F. Ergul.

    Mr. Michael McInerney, an outside Director, is employed by Lintel, Inc. and Mr. Abraham Biderman is a Managing Director of Eagle Advisers, Inc., a firm that performs investment banking services for the Company and was employed until September 30, 2003 by our former investment banking firm Lipper & Company.

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

Back to Contents

    Significant charges from related parties are summarized for the periods enumerated as follows:

	For the Years Ended June 30,
Charges and Expenses with Related Parties	2002	2003	2004
Charges incurred with Janifast
Included in:
Cost of sales and ending inventory	$1,759,308	$178,959	$2,771,925
Total Janifast	$1,759,308	$178,959	$2,771,925
Charges incurred with Microphase Corp.
Included in:
Cost of sales and ending inventory
(including Royalties)	$200,440	$86,468	$140,123
Research and development	876,074	428,434	84,494
General and administrative	136,080	133,200	231,068
Total Microphase Corp .	$1,212,594	$648,102	$386,113
Charges incurred with Lintel & Affiliates
Included in:
Research and development	$0	$0	$0
General and administrative	0	0	0

Total Lintel & Affiliates	$0	$0	$0
Charges incurred with Joint Venture

Partners & Affiliates
Included in:
Research and development	$64,039	$0	$0
General and administrative	0	0	0
Total Joint Venture Partners & Affiliates	$64,039	$0	$0
Total Charges with Related Parties
Included in:
Cost of sales and ending inventory	$1,959,748	$265,427	$2,912,048
Research and development	940,113	428,434	84,494
General and administrative	136,080	133,200	231,068

Total Charges with Related Parties	$3,035,941	$827,061	$3,158,038

Back to Contents

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2004 mPhase had a working capital deficit of $2,111,452 as compared to a working capital deficit of $1,405,331 as of June 30, 2003. The Company believes this will be sufficient for its short-term liquidity. During fiscal year ending June 30, 2005 it is estimated that the Company will need to raise approximately $5-10 million to meet longer term liquidity needs through June 30, 2005. Such monies would be necessary primarily to fund future capital expenditures for research and development of enhanced features for its TV+ product and the manufacturing of inventory necessary to complete any significant order for DSL component products. Additional capital will need to be raised to build inventory for any significant order of the TV+ platform, the legacy DVDDS platform or the new set top box that might occur in fiscal year 2005. Finally, (depending upon sales and margins in fiscal year 2005) additional capital may be required to fund a portion of any growth necessary in operations.

    Included in the Company's working capital position at June 30, 2004, were the conversions of approximately $1.96 million of accounts payable and accrued expenses due to related parties and strategic vendors to equity, $579,000 of accounts payable and accrued expenses due to a strategic vendor. With respect to such $579,000 accounts payable, approximately $405,000 had previously been re-classified as notes payable current and the balance of $174,000 has been converted into $289,500 of payables and accrued expenses due to a strategic vendor expected to be converted to equity in fiscal 2005; consisting of a $150,000 current portion and $159,500 long term portion of Notes payable.

Through June 30, 2004, the Company has incurred development stage losses totaling approximately $115,775,083. At June 30, 2004, the Company had cash and cash equivalents of $90,045 compared to $396,860 at June 30, 2003. Historically, mPhase had funded its operations and capital expenditures primarily through private placements of common stock. Management expects that its ongoing financial needs will be provided by financing activities and believes that the sales of its line of POTS Splitter products and other related DSL component products will provide some offset to cash flow used in operations, although there can be no assurance as to the level and growth rate of such sales in future periods as seen with quarter to quarter fluctuations in component sales. At June 30, 2004, the Company had accounts receivable of $64,100 and inventory of approximately $1.2 million. This compared to $287,135 of accounts receivable and approximately $2.1 million of inventory at June 30, 2003.

    Cash used in operating activities was $4,047,501 million during the twelve months ending June 30, 2004. For fiscal 2004 the cash used by operating activities principally consists of the net loss plus the slight increase in accounts receivable, offset by the decrease in inventory and by the increases in accounts payable, accrued expenses and increases in the amounts due to related parties; further offset by non cash expenses for depreciation and amortization, and by non-cash charges for common stock options and warrants issued for services.

    In the year ended June 30, 2004, net cash of approximately $144,894 was used in investing activities for the purchase of fixed assets.

    The Company has entered into various agreements with GTARC, pursuant to which the Company receives technical assistance in developing the Digital Video and Data Delivery System. The Company has incurred expenses in connection with technical assistance from GTARC totaling approximately $450,000, $100,000 and $0 for the years ended 2002, 2003 and 2004, respectively, and $13,539,952 from the period from inception through June 30, 2004. As noted above, on February 18, 2004, the Company and GTRC and GTARC entered into an agreement to convert all amounts outstanding of approximately $1.8 million and exchange mutual Releases in consideration for one term Notes totaling $100,000 plus a cashless warrant to purchase 5,069,200 shares of the Company's common stock through 2009.The Company is the exclusive worldwide licensee of the technology developed by GTARC in conjunction with the DVDDS product line. Upon sales by mPhase of the DVDDS platform GTRC may receive a royalty of up to 5% of product sales.

    During the twelve-month period ended June 30, 2004, the Company raised capital through private placements with accredited investors, and the exercise of previously outstanding warrants whereby the Company issued 1,233,334 shares of the Company's common stock pursuant to the exercise of previously outstanding warrants generating net proceeds to the Company of $316,800 and 15,177,973 of the Company's common stock pursuant to the exercise of warrants at exercise prices ranging from of $.30 to $.50 per share, generating gross proceeds of $4,474,713 of which $886,000 were collected in July, 2004.. The Company incurred $313,200 of cash expenses and issued 628,826 warrants, each to purchase one share of its common stock at prices ranging from $.30 to $.50 per share to finders, consultants and investment banking firms in connection with these private placements.

During the fiscal year ended June 30, 2002 certain strategic vendors and related parties converted approximately $2.7 million of accounts payable and accrued expenses into 7,492,996 shares of the Company's common stock and 5,953,490 warrants. Such vendors include Microphase Corporation, Janifast, Ltd., and Piper Rudnick LLP, mPhase's outside counsel.

During the fiscal year ended June 30, 2003, certain strategic vendors and related parties converted approximately $1.9 million of accounts payable and accrued expenses into 5,923,333 shares of the Company's common stock and 3,706,800 warrants. Such vendors include Microphase Corporation and Janifast Ltd. In addition, Messrs. Durando and Dotoli, converted $468,756 in back salary obligations into warrants to purchase 2,491,800 shares of common stock of the Company.

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

Back to Contents

    As a result, conversion of debt with related parties and strategic vendors during the periods enumerated is as follows:

Equity Conversions of Debt With Related Parties and Strategic Vendors	For the Years Ended June 30,
	2002	2003	2004
Related Party Conversions
Number of shares	6,546,550	5,533,333	0
Number of warrants	3,773,334	3,491,800	0
Amount converted to equity	$1,594,628	$1,748,756	$0
Strategic Vendor Conversions
Number of shares	999,662	390,000	110,467
Number of warrants	870,000	205,000	5,069,242
Amount converted to equity	$0	$529,503	$1,963,202
Total Related Party and Strategic
Party Conversions
Number of shares	7,546,212	5,923,333	110,467
Number of warrants	4,603,334	3,696,800	5,069,242
Amount converted to equity	$2,124,131	$1,946,788	$1,963,202
Gain on Extinguishment of Debt	$142,236	$61,226	$150,058

    As of June 30, 2004, mPhase had commitments of approximately $1,250,000 for capital expenditures with respect to its new TV+ product with Lucent Technologies, Inc.

Back to Contents

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

    Through June 30, 2004, the Company incurred development stage losses totaling approximately $115,775,083, and at June 30, 2004 had a working capital deficit of $2,111,452 The primary reason for the deterioration in the Company's working capital position at June 30, 2004, was the continued weakness in sales necessary to fund continuing expenses of operations as well as difficult capital markets funding conditions and the desire of management of the Company to avoid unnecessary dilution by issuing large amounts of equity at depressed prices to raise larger sums of cash. As noted above, during the fiscal year ended June 30, 2004 the Company's efforts to maintain a manageable working capital position included conversions of (i) approximately $1.96 million of accounts payable and accrued expenses due to related parties and strategic vendors to equity, (ii) approximately $579,000 of accounts payable and accrued expenses due to a strategic vendor into notes payable and equity, of which a minimum of approximately $289,000 is expected to be converted to equity in fiscal 2005. At June 30, 2004, the Company had $90,045 of cash and cash equivalents and $64,100 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) the successful market and sell its products.

    During the fiscal years ended June 30, 2003 and 2004 the Company was able to negotiate extended payment terms for overdue accounts payable with strategic vendors. These obligations are now classified as notes payable and included in current and long-term portions of notes payable in the accompanying balance sheets, based upon the revised payment terms. The company believes they can maintain its present repayment schedule, or otherwise renegotiate such terms that are satisfactory to the Company and these vendors.

    On December 31, 2003, the Company became in arrears with respect to $420, 872 of a balloon payment on a Note payable to its outside law firm, Piper & Rudnick LLC. Subsequent to June 30, 2004, the Company successfully rescheduled with such law firm the overdue Note plus accrued interest thereon and canceled 50% of approximately $118,000 of additional legal fees. On September 3, 2004, the Company paid $100,000 in cash to such law firm and agreed to issue cashless warrants to purchase an additional 500,000 shares of its common stock valued at $.25 per share in exchange for cancellation of $150,000 of the payable. In addition the Company is obligated to pay $25,000 on each of December 1, 2004, March 1, 2005, June 1, 2005, March 1, 2006, June 1, 2006, September 1, 2006 and payments of $50,000 and $75,000 respectively on December 1, 2005 and 2006. It should be noted that Piper & Rudnick hold warrants received in March of 2001 in exchange for cancellation of certain payables. Such warrants have conversion rights into our common stock for 2,233,490 shares that may be registered under a recently filed Registration Statement, pending effectiveness, and are cashless.

    The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2005 and continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

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

    We have evaluated our cash requirements for fiscal year 2005 based upon certain assumptions, including our ability to raise additional financing and initial expected sales of our TV+ product. The Company anticipates that it will need to raise approximately $5-10 million additional monies primarily in private placements of its common stock with accredited investors, or alternatively we will need to curtail certain expenses as incurred at the present levels including marketing and research and development expenses. We have no commitments from affiliated or third parties to provide additional financing. In the event that we do not receive any proceeds from additional financings, we will attempt to further reduce expenditures and continue to operate the Company from sales revenue and any funding that may be available from affiliated companies. Additional investment in technology design to enhance the features and reduce the cost of the TV+ platform will be necessary over the next 12 months. In addition, the Company is currently obligated to pay $100,000 per month to Lucent for development of its power cell and battery products using nanotechnology.

    Should these cash flows not be available to us, we believe we would have the ability to revise our operating plan and make certain further reductions in expenses, so that our resources available at June 30, 2004, plus financing to be secured during fiscal year 2005, and expected POTS splitter revenues, will be sufficient to meet our obligations until the end of fiscal year 2004. We have continued to experience operating losses and negative cash flows. To date, we have funded our operations with a combination of component sales, debt conversions with related parties and strategic vendors and private equity offerings. Management believes that we will be able to secure the necessary financing in the short term to fund our operations into our next fiscal year. However, failure to raise additional

Back to Contents

funds, or generate significant cash flows through revenues, could have a material adverse effect on our ability to achieve our intended business objectives.

Back to Contents

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is not exposed to changes in interest rates as the Company has no floating rate debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the interest rate yield curve would not materially affect the fair value of any financial instruments at June 30, 2004. We believe that interest rate risks for our accounts receivable are insignificant. Sales to customers are denominated in dollars. Accordingly, we are not directly exposed to market risks from currency fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A certain strategic vendor received a warrant received in February of 2004 in exchange for cancellation of certain payables. The information required by this item is set forth commencing on page F-1 attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Back to Contents

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Executive officers are selected by the Board of Directors. No family relationships exist between any of the executive officers or directors. The following table sets forth certain information with respect to each person, who is an executive officer or director. mPhase's executive officers and directors as of June 30, 2003 are as follows:

NAME	AGE	POSITION(S)
Necdet F. Ergul	80	Chairman of the Board and Director
Ronald A. Durando	46	Chief Executive Officer and Director
Gustave T. Dotoli (2)	67	Chief Operating Officer and Director
David Klimek	49	Chief Technology Officer and Director
		Executive Vice President, General Counsel and Chief Financial
Martin Smiley	57	Officer
OUTSIDE DIRECTORS
Michael McInerney	46	Director
Anthony H. Guerino (1)(2)	57	Director
Abraham Biderman (1)(2)	55	Director
(1) Member of the Audit Committee
(2) Member of the Compensation Committee

All of the directors were elected by the shareholders on December 9, 2003. The current executive officers and directors, along with their backgrounds, are set forth below:

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

ABRAHAM BIDERMAN has been a member of the Board since August 3, 2000. He currently is the Managing Director of Eagle Adviers, Inc, a small investment banking firm. From 1990 through September 30, 2003, Mr. Biderman was been employed by Lipper & Co. as Executive Vice President; Executive Vice President, Secretary and Treasurer of the Lipper Funds; and Co-Manager of Lipper Convertibles, L.P. Prior to joining Lipper & Co. in 1990, Mr. Biderman was Commissioner of the New York City Department of Housing, Preservation and Development from 1988 to 1989 and Commissioner of the New York City Department of Finance from 1986 to 1987. He was Chairman of the New York City Retirement System from 1986 to 1989. Mr. Biderman was Special Advisor to former Mayor Edward I. Koch from 1985 to 1986 and assistant to former Deputy Mayor Kenneth Lipper from 1983 to 1985. Mr. Biderman is a Director of the Municipal Assistance Corporation for the City of New York. Mr. Biderman graduated from Brooklyn College and is a certified public accountant.

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

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Directors, executive officers, and individual owning more than 10 percent of mPhase common stock are required to file initial reports of ownership and changes in ownership with the SEC under Section 16(a) of the Securities Exchange Act of 1934, as amended. The SEC regulations also require those persons to provide copies of all filed Section 16(a) reports to the Company. mPhase has reviewed the report copies filed in fiscal year 2004, and based also on written representations from those persons, the Company believes that there was compliance with Section 16(a) filing requirements for fiscal year 2003. All the officers and directors filed all of the required forms in a timely manner except for Mr. David Klimek who filed a Form 4 relating to the sale of shares of mPhase common stock on May 26, 2004 on June 21, 2004 .

Back to Contents

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth, for the fiscal year ended June 30, 2004 and the two previous fiscal years, the compensation earned by mPhase's chief executive officer and the four other executive officers, whose compensation was greater than $100,000 for services rendered in all capacities to the Company for the year ended June 30, 2004.

SUMMARY COMPENSATION TABLE

LONG-TERM COMPENSATION

		ANNUAL COMPENSATION		RESTRICTED STOCK AWARD(S)	SECURITIES UNDERLYING OPTIONS/SARS
	YEAR	SALARY	BONUS
Ronald A. Durando (1) (2)	2004 2003	$285,000 $234,504	- -	- -	1,500,000 450,000
Chief Executive Officer and President	2002	$388,504	-	-	1,850,000

Gustave Dotoli (1) (2)	2004 2003	$225,000 $193,254	- -	- -	750,000 350,000
Chief Operating Officer	2002	$313,504	-	-	1,225,000

David Klimek	2004 2003	$ 89,062 $ 90,958	- -	- -	100,000 75,000
Chief Technology Officer	2002	$106,606	-	-	162,500

Martin Smiley	2004 2003	$103,958 $109,583	- -	- -	- 200,000
Executive Vice President	2002	$158,712	-	-	540,000
Chief Financial Officer and General Counsel	2001	$163,435	-	-	670,000

(1) Includes $7,500 annual cash stipend as a director for fiscal year ended June 30, 2002. No such cash stipend was recorded for fiscal years ended June 30, 2003 and June 30, 2004.
(2) Does not include 1,395,400 and 1,096,400 warrants to Messrs. Durando and Dotoli, respectively, to cancel previously unpaid compensation. Such warrants relate to $234,362 and $35,000 of unpaid cash compensation to Mr. Durando for fiscal years 2002 and $84,105 and $27,500 of unpaid cash compensation to Mr. Dotoli for fiscal years 2002 and 2003, respectively, the amounts of which are included in "Annual Compensation" in the above table.


No individual named above received prerequisites or non-cash compensation during the years indicated which exceeded the lesser of $50,000 or an amount equal to 10% of such person's salary. No other executive officer received compensation and bonuses that exceeded $100,000 during any year.

Compensation of Directors

    During fiscal year 2004 mPhase compensated each of the inside directors with Options to purchase 2,350,000 shares of common stock at a price of $.45 per share for services both as officers and directors. The outside directors were each compensated with Options to purchase 100,000 shares of common stock at $.45 per share. There was no cash stipend paid to any directors during the fiscal years 2004 and 2003.. A cash stipend was paid to each director in the amount of $7,500 for fiscal year 2002.

Back to Contents

STOCK OPTIONS

    The following table contains information regarding options granted in the fiscal year ended June 30, 2004 to the executive officers named in the summary compensation table above. For the fiscal year ended June 30, 2004, mPhase granted options and compensatory warrants to acquire up to an aggregate of 1,615,000 shares to employees and directors.

OPTION GRANTS IN LAST FISCAL YEAR
(INDIVIDUAL GRANTS)

Name	Number of% Securities Underlying Option/SARS Granted (#)	of Total Option/SARS Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Market Price on Grant Dates	Expiration Dates	Potential Realizable Value of Assumed Annual Rates of Stock Price Appreciation for 5 Year Option Term
						0%	5%	10%
Ronald A. Durando	1,500,000	44%	$.45	$.39	April 21, 2004	$0	$0	$42,750
Gustave T. Dotoli	750,000	22%	$. 45	$. 39	April 21, 2004	$ 0	$ 0	$21,375
David Klimek	100,000	3%	$. 45	$. 39	April 21, 2004	$0	$0	$2,850

Back to Contents

    The following table sets forth information with respect to the number and value of outstanding options held by executive officers named in the summary compensation table above at June 30, 2004. During the fiscal year ended June 30, 2004, No options were exercised. The value realized is the difference between the closing price on the date of exercise and the exercise price. The value of unexercised in-the-money options is based upon the difference between the closing price of mPhase's common stock on June 30, 2004, and the exercise price of the options.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES

	Shares Acquired on Exercise	Value Realized $	NUMBER OF SECURITIES (1) UNDERLYING UNEXERCISED OPTIONS AT YEAR END (#)		VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT YEAR END ($)
			EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE
Ronald A. Durando	0	0	4,730,000	0	$0	0
Gustave T. Dotoli	0	0	3,000,000	0	$0	0
David Klimek	0	0	372,500	0	$0	0
Martin Smiley	0	0	1,070,000	0	$0	0

(1) Includes compensatory warrants granted during the year ended June 30, 2004.

Employment Agreements

     All employment agreements with officers of mPhase have expired and are currently being renegotiated.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The members of the Compensation Committee during fiscal 2004 were Messrs. McInerney, Biderman and Guerino. Neither Messrs. Biderman, McInerney nor Guerino have been one of mPhase's officers or employees. None of the Company's directors or executive officers served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire Board of Directors) of another entity during fiscal 2003 that has a director or executive officer serving also as a director on mPhase's Board of Directors, except that Mr. Dotoli is also a member of the Board of Directors of PacketPort, a company in which Mr. Durando serves as Chief Executive Officer. Mr. Dotoli, together with Mr. Durando and Mr. Ergul, are collectively controlling shareholders of Janifest and Mr. Dotoli and Mr. Ergul are also Directors of Janifast. Janifast has produced components for the Traverser™ and has and continues to produce the POTS splitter product for mPhase. MPhase plans to use Janifast to produce certain portions of orders for its Television platforms in the future.

Back to Contents

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of August 9, 2004 certain information regarding the beneficial ownership of our shares:

  by each person who is known by us to be the beneficial owner of more than five percent (5%) of its outstanding common stock;
  each of our directors;
  by each executive officer named in the Summary Compensation Table; and, by all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Number of "Shares" of Common Stock Beneficially Owned	Percentage Ownership of Common Stock(2)
Necdet F. Ergul(7)(9)	2,152,916	2.2%
Ronald A. Durando(3)(7)	7,993,548	8.3%
Gustave T. Dotoli(7)(10)	4,736,100	5.1%
J. Lee Barton(4)(6)(7)(8)	3,589,000	4.0%
David Klimek(7)	465,000	 ~~-~~%
Lintel, Inc.(6)	404,219%
Abraham Biderman(5)(7)	407,733	% *
Anthony Guerino(7)	402,500	% *
Michael McInerney(7)(8)	263,900	% *
Martin Smiley(11)	2,498,050	2.8%
Microphase Corp,(12)	14,169,535	15.8%(12)
Janifast(13)	8,550,000	9.6%(13)
All executive Officers Directors, and (2) beneficial owners	45,632,501	45.6%

* Less than 1%

(1)	Unless otherwise indicated, the address of each beneficial owner is 587 Connecticut Avenue, Norwalk, Connecticut 06854-1711.

(2)

Unless otherwise indicated, mPhase believes that all persons named in the table have sole voting and investment power with respect to all shares of the Company shares beneficially owned by them. The percentage for each beneficial owner listed above is based on 89,521,962 shares outstanding on August 9, 2004, and, with respect to each person holding options or warrants to purchase shares that are exercisable within 60 days after June 30, 2004, the number of options and warrants are deemed to be outstanding and beneficially owned by the person for the purpose of computing such person's percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The number of shares indicated in the table include the following number of shares issuable upon the exercise of warrants or options:

Necdet F. Ergul and MicroPhase Corporation	3,216,250
Ronald A. Durando and Janifast Corporation	5,447,067
Gustave Dotoli	3,653,067
J. Lee Barton	295,000

Back to Contents

David Klimek	147,500
Martin Smiley	1,003,000
Michael McInerney	250,500
Abraham Biderman	407,500
Anthony Guerino	402,500
Microphase Corporation	3,200,000
Janifast Ltd.	1,200,000

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

In addition the Company is rolling out its TV+ platform to 25 test customers of Hart Telephone which is expected to be completed by September 15, 2004. A member of mPhase's Board of Directors is employed by Lintel, Inc., the parent corporation of Hart Telephone. Mr. Durando, the President and CEO of mPhase, owns a controlling interest and is a director and COB of Janifast Limited. Mr. Durando and Mr. Dotoli are officers of Microphase Corporation. Mr. Dotoli is also a shareholder of Janifast Limited. Mr. Ergul, the chairman of the board of mPhase, owns a controlling interest and is a director of Microphase Corporation and is a director and shareholder of Janifast Limited. Microphase, Janifast, Hart Telephone and Lintel Corporation are significant shareholders of mPhase.

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

Transactions with Officers, Directors and their Affiliates

    Directors that are significant shareholders of Janifast Limited include Messrs Ronald A. Durando, Gustave T. Dotali, and Necdet F. Ergul.

Back to Contents

On July 25, 2004, Mr. Smiley agreed to convert his 12% convertible promissory note for $100,000 that had matured into a demand promissory at the same interest rate with interest payable quarterly, in arrears.

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

    Mr. Michael McInerney, an outside Director, is employed by Lintel Inc. and Mr. Abraham Biderman was employed until September 30, 2003 by our former investment banking firm Lipper & Company. Mr. Biderman's current firm Eagle Advisers, Inc.

has acted as a finder of money in connection with finder's fees of $30,000 during fiscal year 2004.     .

    Messrs. Biderman, McInerney and Mr. Anthony Guerino , as outside directors of mPhase, own a relatively small amount of stock, warrants and options in the Company.

Back to Contents

Transactions with Microphase Corporation

    mPhase's President and Chairman of the Board of the Company are also employees of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement for fiscal year 2004 required mPhase to pay Micophase $10,000 per month. Microphase also charges fees for specific projects on a project-by-project basis. During the years ended June 30, 2004 and for the period of time from mPhase's inceptiontion (October 2, 1996) to June 30, 2004, $386,113, and $7,610,639, respectively, have been charged to expense or inventory under these Agreements and is included in operating expenses in the accompanying consolidated statements of operations. Management believes that amounts charged to the Company by Microphase are commensurate to amounts that would be incurred if outside third parties were used.

     The Company is obligated to pay a 3% royalty to Microphase on revenues from its proprietary Traverser_ Digital Video and Data Delivery System and DSL component products. During the years ended June 30, 2004, of $140,123.

     At June 30, 2004, approximately $60,000 of undelivered purchase orders remain outstanding with Microphase.

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

Back to Contents

 During the years ended June 30, 2004 and the period from inception (October 2, 1996) to June 30, 2004 $2,889,609 and $13,581,295 respectively, of invoices for products and services have been charged to inventory or expense- other liabilities-related parties as long term liabilities in the consolidated balance sheet and as of June 30, 200. Additionally, at June 30, 2004, approximately $470,857 of undelivered purchase orders remain outstanding with Janifast Limited.and outstanding payables to Janifast Limited of approximately $150,000.

Transactions with Lintel, Inc and Affiliates

     A member of mPhase's Board of Directors is employed by Lintel, Inc., the parent corporation of Hart Telephone. The Company has installed its prototype product and commenced beta testing at Hart Telephone. The Company is currently installing with 25 customers of Hart its TV+ solution which is expected to be completed by September 15, 2004.

    Michael McInerney, one of our directors, is the president of Lintel, Inc. In fiscal year 2004 Mr. McInerney received 5 year options to purchase up to 100,000 shares of mPhase common stock at $.45 per share as compensation for his services as a director.

Back to Contents

Transactions with Other Related Parties

In March 2000, mPhase acquired a 50% interest in mPhaseTelevision.Net (formerly Telco Television Network, Inc.), an incorporated joint venture. This percentage was increased to approximately 57% in fiscal year 2001. Alpha Star International, Inc currently owns the remaining joint venture interest.

During the fiscal years ended June 30, 2002, June 30, 2003 and June 30,2004, the joint venture was charged $69,000,0 and $0, for fees and costs by each of its joint venture partners and their affiliates.

Transactions with Other Significant Beneficial Owners of mPhase Common Stock and Warrants

As of June 30, 2004, the Company was approximately $473,787.42 in arrears with respect to a Promissory Note issued to Piper Rudnick LLP plus other legal fees of $118,773.36.  It should be noted that Piper & Rudnick received such Promissory Note plus two warrants received in March of 2002 in exchange for cancellation of certain payables. Such warrants have conversion rights into our common stock for a total of 2,233,490 shares that have been registered under a recently effective Form S-1 Registration Statement, and are cashless. On September 3, 2003, the Company paid $100,000 in cash to Piper in exchange for reducing the total payable to $550,000 plus the issuance of additional cashless warrant for $150,000 worth of the Company's common stock valued at $.25 per share. The remaining $300,000 payable has the following future payment schedule:

1. Payments of $25,000 each on December 1, 2004, March 1, 2005, June 1, 2005, September 1, 2005, March 1, 2006, June 1, 2006 and September 1, 2006.

2. A payment of $50,000 on December 1, 2005

3. A payment of $75,000 due on December 1, 2006

On February 18, 2004, the Company entered into an Agreement with Georgia Tech Applied Research Corporation and Georgia Tech Research Corporation (collective "GTRC") to settle a payable of approximately $1.8 million pursuant to the issuance of a warrant convertible into 5,069,200 shares of the Company's common stock on a cash-less basis plus a note for $100,000 payable over a 18 month period of installments of $16,667 per quarter. The Company is presently renegotiating the amount and payment terms of the Note with GTRC since the Note covered certain licensing fees for patents that the Company may determine are not necessary in connection with its TV platforms going forward.

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

4.3*	Form of Warrant.
4.4*	Warrant Issued to Piper Rudnick LLP.

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
10.13.*

Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc., effective as of December 1, 2002, relating to Video Services Switch and Statement of Work, dated December 9, 2002.**

Back to Contents

EXHIBITS
NUMBER
REFERENCE	DESCRIPTION
10.14. *	Purchase Order between the Company and Lucent Technologies, Inc., dated December 15, 2002, for cost reduction of the mPhase Traverser INI™ set box. **
10.15.*	Co-Branding Agreement, dated as of January 21, 2003, between the Company and Lucent Technologies, Inc.**
10.16*	Systems Integrator Agreement, dated as of April 4, 2003, between the Company and Lucent Technologies, Inc.**
10.17*	Development Agreement between Lucent Technologies, Inc and mPhase technologies, Inc. relating to Broadcast Television Switch (BTS) effective as of September 15, 2003.**
10.18*	Development Agreement effective February 3, 2004 between Lucent Technologies, Inc. and mPhase Technologies, Inc for development of micro fuel cell Nano Technology.**
21*	List of Subsidiaries (incorporated by reference to Exhibit 21 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).
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

* Incorporated by reference.

** All or portions of such Agreements have been omitted and the Company has requested that the omitted sections be treated as "Confidential Information" pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended and has been filed with the Securities and Exchange Commission separately.

Back to Contents

FINANCIAL STATEMENTS

PAGE
Report of Rosenberg Rich Baker Berman & Company	F-1
Report of Arthur Andersen LLP	F-2
Report of Schuhalter, Coughlin & Suozzo, PC	F-3
Consolidated Balance Sheets as of June 30, 2003 and 2004	F-4
Consolidated Statements of Operations for the years ended June 30, 2002, 2003 and 2004 and for the period from inception (October 2, 1996) through June 30, 2004.	F-5
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period from inception (October 2, 1996) to June 30, 1997 and for each of the seven years in the period ended June 30, 2004	F6-12
Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2003 and 2004 and for the period from inception (October 2, 1996) through June 30, 2004.	F-13
Notes to Consolidated Financial Statements	F-14 F-29

Back to Contents

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of mPhase Technologies, Inc.:

    We have audited the accompanying consolidated balance sheets of mPhase Technologies, Inc. (a New Jersey corporation in the development stage) and subsidiaries as of June 30, 2004 and June 30, 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficit), cash flows and Schedule II (Valuation and Qualifying Accounts, Item 14B) for each of the three years in the period ended June 30, 2004 and for the period from inception (October 2, 1996) to June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of mPhase Technologies, Inc. for the period from inception to June 30, 2001. Such amounts are included in the cumulative from inception to June 30, 2004 totals of the statements of operations, changes in stockholders' equity and cash flows and reflect total net loss of 78 percent of the related cumulative totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from inception to June 30, 2001, included in the cumulative totals, is based solely upon the report of the other auditors.

    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material accounting misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of mPhase Technologies, Inc. and subsidiaries as of June 30, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 and for the period from inception to June 30, 2004, in conformity with accounting principles generally accepted in the United States.

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

August 27, 2004

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

Schuhalter, Coughlin & Suozzo, PC
Raritan, New Jersey

January 28, 1999

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	JUNE 30,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$396,860	$90,045
Accounts receivable, net of bad debt reserve of
$0 and $0 respectively	287,135	64,100
Stock subscription receivable	110,000	886,000
Inventory	2,103,328	1,237,972
Prepaid expenses and other current assets	100,329	81,061
Total current assets	2,997,652	2,359,178

Property and equipment, net	581,890	52,685
Patents and licenses, net	184,587	161,605
Other assets	17,250	17,250
Total assets	$3,781,649	$2,590,718
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,352,961	$2,088,658
Accrued expenses	885,735	691,033
Due to related parties	187,372	625,956
Note payable, related party	~~----~~	300,000
Current Portion of Long Term debt	762,735	550, 803
Deferred revenue	214,180	214,180
Total current liabilities	4,402,983	4,470,630

Other liabilities	1,561,249	618,550
Notes payable-related parties	460,000	280,000
Long-term debt, net of current portion	586,303	139,500
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY (DEFICIT):
Common Stock, par value $.01, 250,000,000
shares authorized; 71,453,521 and 88,899,962
outstanding, in 2003 and 2004 respectively	714,535	888,999
Additional paid-in capital	104,081,049	111,976,095
Deficit accumulated during development stage	(108,016,497)	(115,775,083)
Less-treasury stock, 13,750 shares, at cost	(7,973)	(7.973)
Total stockholders' equity (deficit)	(3,228,886)	(2,917,962)
Total liabilities and stockholders' equity (deficit)	$3,781,649	$2,590,718

The accompanying notes are an integral part of these consolidated balance sheets.

Back to Contents

     mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,			From Inception (October 2, 1996) to June 30, 2004
	2002	2003	2004
TOTAL NET REVENUES	$2,582,446	$1,581,639	$4,641,346	$19,609,041
COSTS AND EXPENSES:
Cost of Sales (see also note 11 Related Party Transactions)	2,415,129	1,493,394	4,068,255	13,913,207
Research and development (including non-cash stock related charges of $267,338, $385,495, $72,000 and $2,117,669 respectively, see also note 11 Related Party Transactions)	3,819,583	3,538,305	4,069,721	38,416,800
General and administrative (including non-cash stock related charges of $2,994,111, $748,840,$1,242,793 and $47,333,142 respectively, see also note 11 Related Party Transactions)	7,038,923	2,683,534	4,177,961	79,055,097
Depreciation and Amortization	670,183	515,417	122,878	2,889,907
Total costs and expenses	13,943,818	8,230,650	12,438,815	134,275,011
Loss from operations	(11,361,372)	(6,649,011)	(7,797,469)	(114,665,970)
OTHER INCOME (EXPENSE):
Gain On Extinguishments	142,236	61,226	150,058	353,520
Minority interest loss in consolidated subsidiary	-	-	~~----~~	20,000
Loss from unconsolidated subsidiary	-	-	~~----~~	(1,466,467)
Loss on sale of securities	-	(11,258)	~~----~~	(11,258)
Interest income (expense), net	(26,225)	(51,168)	(111,175)	(4,908)
Total other income (expense)	116,011	(1,200)	38,883	(1,109,113)
NET LOSS	$(11,245,361)	$(6,650,211)	$(7,758,586)	$(115,775,083)
Unrealized holding (loss) gain on securities	(4,026)	4,026	~~----~~	~~-----~~
COMPREHENSIVE LOSS	$(11,249,387)	$(6,646,185)	$(7,758,586)	$(115,775,083)
LOSS PER COMMON SHARE, basic and diluted	$(.23)	$(.10)	$(.10)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	49,617,280	65,217,088	77,677,120

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE SEVEN YEARS
IN THE PERIOD ENDED JUNE 30, 2004

	Common Stock			Additional Paid-In Capital			TOTAL STOCKHOLDERS' EQUITY (DEFICIT)
	Shares	$.01 Par Value	Treasury Stock		Deferred Compensation	Accumulated Deficit
BALANCE, OCTOBER 2, 1996 (date of inception).	1,140,427	$11,404	$-	$459,753	$-	$(537,707)	$(66,550)
Issuance of common stock of Tecma Laboratories, Inc., for 100% of the Company.	6,600,000	66,000	-	(537,157)	-	537,707	66,550
Issuance of common stock, in private placement, net of offering costs of $138,931	594,270	5,943	-	752,531	-	-	758,474
Net loss	-	-	-	-	-	(781,246)	(781,246)
BALANCE, JUNE 30, 1997	8,334,697	83,347	-	675,127	-	(781,246)	(22,772)
Issuance of common stock with warrants, in private placement, net of offering costs of $84,065	999,502	9,995	-	791,874	-	-	801,869
Issuance of common stock for services	300,000	3,000	-	147,000	-	-	150,000
Issuance of common stock in connection with investment in unconsolidated subsidiary	250,000	2,500	-	122,500	-	-	125,000
Repurchase of 13,750 shares of common stock	-	-	(7,973)	-	-	-	(7,973)
Issuance of common stock with warrants in private placement, net of offering costs of $121,138	1,095,512	10,955	-	659,191	-	-	670,146
Issuance of common stock for financing services	100,000	1,000	-	(1,000)	-	-	-
Issuance of common stock in consideration for 100% of the common stock of Microphase Telecommunications, Inc.	2,500,000	25,000	-	1,685,000	-	-	1,710,000
Net loss	-	-	-	-	-	(4,341,059)	(4,341,059)
BALANCE, JUNE 30, 1998	13,579,711	$135,797	$(7,973)	$4,079,692	$-	$(5,122,305)	$(914,789)

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE SEVEN YEARS
IN THE PERIOD ENDED JUNE 30, 2004

	Common Stock			Additional Paid-In Capital			TOTAL STOCKHOLDERS' EQUITY (DEFICIT)
	Shares	$.01 Par Value	Treasury Stock		Deferred Compensation	Accumulated Deficit
BALANCE, JUNE 30, 1998	13,579,711	$135,797	$(7,973)	$4,079,692	$-	$(5,122,305)	$(914,789)
Issuance of common stock with warrants in private placements, net of offering costs of $107,000	3,120,000	31,200	-	2,981,800	-	-	3,013,000
Issuance of common stock for services	1,599,332	15,993	-	8,744,873	-	-	8,760,866
Issuance of common stock with warrants in private placement, net of offering costs of $45,353	642,000	6,420	-	1,553,227	-	-	1,559,647
Issuance of common stock in private placement, net of offering costs of $679,311	4,426,698	44,267	-	10,343,167	-	-	10,387,434
Issuance of stock options for services	-	-	-	7,129,890	-	-	7,129,890
Issuance of warrants for services	-	-	-	16,302	-	-	16,302
Deferred employee stock option compensation	-	-	-	-	(140,000)	-	(140,000)
Net loss	-	-	-	-	-	(22,838,344)	(22,838,344)
BALANCE, JUNE 30, 1999	23,367,741	233,677	$(7,973)	$34,848,951	$(140,000)	$(27,960,649)	$6,974,006
Issuance of common stock and options in settlement	75,000	750	-	971,711	-	-	972,461
Issuance of common stock upon exercise of warrants and options	4,632,084	46,321	-	5,406,938	-	-	5,453,259
Issuance of common stock in private placement, net of cash offering costs of $200,000	1,000,000	10,000	-	3,790,000	-	-	3,800,000
Issuance of common stock in private placement, net of cash offering costs of $466,480	1,165,500	11,655	-	9,654,951	-	-	9,666,606
Issuance of common stock for services	1,164,215	11,642	-	8,612,265	-	-	8,623,907
Issuance of options for services	-	-	-	9,448,100	-	-	9,448,100
Deferred employee stock option compensation	-	-	-	1,637,375	(1,637,375)	-	-
Amortization of deferred employee stock option compensation	-	-	-	-	551,707	-	551,707
Net loss	-	-	-	-	-	(38,161,542)	(38,161,542)
BALANCE, JUNE 30, 2000	31,404,540	$314,045	$(7,973)	$74,370,291	$(1,225,668)	$(66,122,191)	$7,328,504

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE SEVEN YEARS
IN THE PERIOD ENDED JUNE 30, 2004

	Common Stock			Additional Paid-In Capital			TOTAL STOCKHOLDERS' EQUITY (DEFICIT)
	Shares	$.01 Par Value	Treasury Stock		Deferred Compensation	Accumulated Deficit
BALANCE, JUNE 30, 2000	31,404,540	$314,045	$(7,973)	$74,370,291	$(1,225,668)	$(66,122,191)	$7,328,504
Issuance of common stock upon exercise of options	320,000	3,200	-	324,300	-	-	327,500
Issuance of common stock with warrants in private placements, net of cash offering costs of $512,195	4,329,850	43,298	-	7,766,547	-	-	7,809,845
Issuance of common stock for services	450,000	4,500	-	1,003,125	-	-	1,007,625
Issuance of options and warrants for services	-	-	-	5,849,585	-	-	5,849,585
Deferred employee stock option compensation	-	-	-	607,885	(607,885)	-	-
Amortization of deferred employee stock option compensation	-	-	-	-	1,120,278	-	1,120,278
Issuance of common stock in settlement of debt to directors and related parties	4,840,077	48,402	-	2,371,637	-	-	2,420,039
Net Loss	-	-	-	-	-	(23,998,734)	(23,998,734)
BALANCE, JUNE 30, 2001	41,344,467	$413,445	$(7,973)	$92,293,370	$(713,275)	$(90,120,925)	$1,864,642

The accompanying notes are an integral part of these consolidated financial statements

Back to Contents

mPHASE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE SEVEN YEARS
IN THE PERIOD ENDED JUNE 30, 2004

	Shares	$.01 Par Value	Treasury Stock	Additional Paid-in Stock	Deferred Compensation
Balance June 30, 2001	41,344,467	$413,445	$ (7,973	$92,293,370	$ (713,275)
Issuance of Common stock with warrants in private placement	6,980,643	69,807	-	1,903,943	-
Issuance of Common stock for services	2,976,068	29,760	-	1,169,241	-
Issuance of options and warrants for services	-	-	-	1,877,937	-
Cancellation of unearned options to former employees	-	-	-	(140,802	140,802
Amortization of deferred employee stock option compensation	-	-	-	-	548,550
Issuance of common stock and warrants in settlement of debt to related parties and strategic vendors	7,492,996	74,930	-	2,663,728	-
Sale of Common stock to certain Officers and Directors in private placement	2,000,000	20,000	-	980,000	-
Issuance of Common stock upon exercise of options	13,334	133	-	3,867	-
Net Loss	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-
Balance, June 30, 2002	60,807,508	$ 608,075	$ (7,973	$100,751,284	$ (23,923)

Issuance of Common stock with warrants in private placement, net of Cash offering costs of $124,687	4,296,680	42,967	-	1,121,351	-
Issuance of Common stock for services	426,000	4,260	-	107,985	-
Issuance of options and warrants for services	-	-	-	274,100	-
Amortization of deferred employee stock option compensation	-	-	-	-	23,923
Issuance of common stock and warrants in settlement of debt to related parties and strategic vendors	5,923,333	59,233	-	1,826,329	-
Net Loss	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-
Balance, June 30, 2003	71,453,521	$ 714,535	$ (7,973	$ 104,081,049	$ 0

Back to Contents

Balance, June 30, 2003	71,453,521	$714,535	$(7,973)	$104,081,049	$	(-0-)

Issuance of common stock with warrants in private placement, net of cash offering costs of $313,200	15,177,973	151,779	______	4,322,934		_______
Issuance of common stock for services	924,667	9,247___	~~-----~~	238,153		_______
Issuance of options and warrants for services	~~-----~~	~~-----~~	~~------~~	1,067,393		~~----~~
Issuance of common stock pursuant to exercise of warrants	1,233,334	12,333	~~-------~~	304,467		_______
Issuance of common stock and warrants in settlement of debt to related parties and strategic vendors	110,467	1,105	_______	1,962,099		~~-------~~
Net Loss	_______	_____	______	_______		_______

Balance, June 30, 2004	88,899,962	$888,999	$(7,973)	$111,796,095		$0

The accompanying notes are an integral part of these consolidated financial statements

Back to Contents

mPHASE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE SEVEN YEARS
IN THE PERIOD ENDED JUNE 30, 2004

	Accumulated Deficit	Comprehensive Loss	TOTAL STOCKHOLDERS EQUITY (DEFICIT)
Balance June 30, 2001	$(90,120,925)	-	$1,864,642
Issuance of Common stock with warrants in private placement	-	-	1,973,750
Issuance of Common stock for services	-	-	1,199,001
Issuance of options and warrants for services	-	-	1,877,937
Cancellation of unearned options to former employees	-	-	-
Amortization of deferred employee stock option compensation	-	-	548,550
Issuance of common stock and warrants in settlement of debt to related parties and strategic vendors	-	-	2,738,658
Sale of Common stock to certain Officers and Directors in private placement	-	-	1,000,000
Issuance of Common stock upon exercise of options	-	-	4,000
Net Loss	(11,245,361)	-	(11,245,361)
Other comprehensive loss	-	(4,026)	(4,026)
Balance, June 30, 2002	$(101,366,286)	$(4,026)	$(42,849)

Issuance of Common stock with warrants in private placement, net of cash offering costs of $124,687	-	-	1,164,318
Issuance of Common stock for services	-	-	112,245
Issuance of options and warrants for services	-	-	274,100
Amortization of deferred employee stock option compensation	-	-	23,923
Issuance of common stock and warrants in settlement of debt to related parties and strategic vendors	-	-	1,885,562
Net Loss	(6,650,211)	-	(6,650,211)
Other comprehensive (loss) gain	-	4,026	4,026
Balance, June 30, 2003	$(108,016,497)	$(0)	$(3,228,886)

Back to Contents

Balance, June 30, 2003	$(108,016,497)	$(0)	$(3,228,886)

Issuance of Common stock with warrants in private placements, net of cash offering costs of $313,200	______	______	4,474,713
Issuance of Common stock for services	~~------~~	~~-------~~	247,400
Issuance of options and warrants for services	~~------~~	~~------~~	1,067,393
Issuance of Common Stock pursuant to exercise of warrants	~~------~~	~~------~~	316,800
Issuance of common stock and warrants in settlement of debt to related parties and strategic vendors	~~------~~	~~------~~	1,963,204
Net Loss	(7,758,586)	_____	$(7,758,586)
Balance, June 30, 2004	$(115,775,083)	$(0)	$(2,917,962)

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPAN Y)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended			Inception
	June 30,			(October 2,
				1996) to
				June 30,
	2002	2003	2004	2004
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss	(11,245,361)	(6,650,211)	(7,758,586)	$ (115,775,083)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	1,653,346	1,425,952	736,099	6,330,239
Book value of fixed assets disposed	-	-	-	74,272
Loss on unconsolidated subsidiary	-	-	-	1,466,467
Provision for doubtful accounts	2,906	-	-	32,124
Impairment of note receivable	20,250	-	-	232,750
Loss on securities	-	11,258	-	11,258
Gain on Extinguishments	(142,236)	(61,226)	(150,058)	(353,520)
Common stock and options and warrants for	3,261,449	1,134,335	1,314,793	49,458,890
purchase of common stock granted
Changes in operating assets and
liabilities:
Accounts receivable	15,748	(13,355)	223,035	(96,224)
Inventory	961,179	1,449,628	865,355	(1,027,733)
Prepaid expenses and other
current assets	173,649	(29,652)	19,267	(577,182)
Production advances-related parties	-
Other assets	146,420	3,580	-	-
Receivables from subsidiary	-	-	-	(150,000)
Due from officer	100,000	-	-	-
Accounts payable	(340,057)	174,939	171,712	4,329,107
Accrued expenses	332,819	273,986	(32,702)	1,779,869
Deferred revenue	214,180	-	-	214,180

Due to related parties:
Microphase	864,555	721,544	83,762	2,379,711
Janifast	907,450	99,841	422,905	2,702,905
Officers	312,504	246,835	(90,583)	468,756
Lintel	-	-	-	477,000
Due to Others	25,794	-	(32,500)	179,472
Net cash used in operating activities	(2,735,405)	(1,212,546)	(4,227,501)	(47,842,742)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Investment in patents and licensing rights	(74,699)	-	(40,893)	(416,613)
Purchase of property and equipment	(31,445)	(73,305)	(104,001)	(2,641,106)
Net cash used in investing activities	(106,094)	(73,305)	(144,894)	(3,057,719)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Net proceeds from private placement of	2,977,750	1,090,474	3,964,558	50,472,476
common stock and exercise of options
and warrants
Repurchase of treasury stock at cost	-	-	-	(7,973)

Advances from/repayment to Microphase	-	527,840	(180,000)	347,840
Proceeds from notes payable officers	-	130,000	300,000	430,000
Repayment of notes payable - officers	-	(30,000)	-	(30,000)
Repayment of notes payable	(120,191)	(82,668)	(18,978)	(221,837)
Net cash (use in)/provided by financing	2,857,559	1,635,646	4,065,580	50,990,506
activities
Net increase (decrease) in cash	16,060	349,623	(306,815)	-
CASH AND CASH EQUIVALENTS,	31,005	47,065	396,860	90,045
beginning of period
CASH AND CASH EQUIVALENTS,	$ 47,065	$ 396,860	$ 90,045	$ 90,045
end of period

The accompanying notes are an integral part of these consolidated financial statements.

F-13 (Continued)

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

1. ORGANIZATION AND NATURE OF BUSINESS

    mPhase Technologies, Inc. ("mPhase" or the "Company") was organized on October 2, 1996. The primary business of mPhase is to design, develop, manufacture and market high-bandwidth telecommunications products incorporating digital subscriber line ("DSL") technology. The present activities of the Company are focused on the deployment of its TV+ System, which delivers MPEG2 digital television, high-speed Internet and voice over copper wire. Additionally, the Company sells a line of DSL component products. In February of 2004 , the Company entered the field of Nanotechnology focused upon the development of batteries and power cells with military applications as an additional product line.

    On February 17, 1997, mPhase acquired Tecma Laboratories, Inc., ("Tecma") in a transaction accounted for as a reverse merger.

    On June 25, 1998, the Company acquired Microphase Telecommunications, Inc. ("MicroTel") a Delaware corporation, through the issuance of 2,500,000 shares of its common stock in exchange for all the issued and outstanding shares of MicroTel (Note 4). The assets acquired in this acquisition were patents and patent applications utilized in the Company's proprietary Traverser™ Digital Video and Data Deliver System ("Traverser™").

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

    The Company is in the development stage and its present activities are focused on the commercial deployment of its legacy Traverser™ DVDDS and TV+ products for delivery of broadcast television over ADSL and associated DSL component products which include POTS splitters and a line of intelligent POTS splitter products and a new line of power cell batteries being developed through the use of Nanotechnology. Since mPhase is in the development stage, the accompanying consolidated financial statements should not be regarded as typical for normal operating periods.

2. LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

    Through June 30, 2004, the Company had incurred development stage losses totaling $115,775,083, and at June 30, 2004 had a stockholders' deficit of $2,917,962. At June 30, 2004, the Company had $90,045 of cash and cash equivalents and $64,100 of trade receivables to fund short-term working capital requirements.

    The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) the successful wide scale development, deployment and marketing of its products.

    The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2005 and continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

    During the fiscal year ended June 30, 2004, the Company converted certain payables and accrued expenses with a strategic vendor aggregating approximately $1.8 million into 5 year cashless warrants to 5,069,200 restricted shares of the Company's common stock .

     Management estimates that the Company will need additional minimum capital of $5.0-$10.0 million by June 30, 2005 to continue its operations either through revenues from sales, external independent or related party funding further expense reductions some combination thereof. The Company presently has ongoing discussions and negotiations with a number of additional financing alternatives, one or more of which it believes will be able to successfully close to provide necessary working capital, while maintaining sensitivity to shareholder dilution issues. However, the Company has no definitive agreements to provide funding at this time.

    In addition to the above financing activities, the following business initiatives are also ongoing and are expected to provide additional working capital to the Company.

    The Company is currently negotiating with several organizations for the commencement of field trials that would lead to commercial sales of its broadcast television platform products. The Company has had an upturn in sales of its POTS splitter products for its fiscal year ended June 30, 2004, including sales to one customer of approximately $3,551,812 million during such period.

    Management believes that actions presently being taken to complete the Company's development stage through the commercial roll-out of its broadcast television platforms will be successful. However, there can be no assurance that mPhase will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans. The accompanying financial statements does not include any adjustments that might result from the outcome of this uncertainty.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

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

    As required, mPhase has adopted the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidelines on applying generally accepted accounting principles to revenue recognition based on the interpretations and practices of the SEC. The Company recognizes revenue for its POTS Splitter Shelf and other DSL component products at the time of shipment, at which time, no other significant obligations of the Company exist, other than normal warranty support.

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

The Company had revenue from two customers of 76% and 14% during the fiscal year ended June 30, 2004.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

    In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes rules for the Reporting of Comprehensive Income and its components. For the years ended June 30,2004, June 30, 2003 and June 30, 2002, the items of comprehensive income include unrealized gains and losses on investments the Company had classified as available for sale.

PATENTS AND LICENSES

    Patents and licenses are capitalized when mPhase determines there will be a future benefit derived from such assets, and are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset, generally five years.

    Amortization expense was $471,629, $468,495 and $86,395 for the years ended June 30, 2002, 2003, and 2004, respectively.

    The impairment test for the Company's patents and license rights resulted in the Company concluding that no impairment in addition to amortization previously recorded was necessary during the year ended June 30, 2003.

INVENTORIES

    Inventory consists mainly of the Company's POTS Splitter Shelf and Filters. Inventory is comprised of the following:

	June 30
	2003	2004
Raw materials	$131,797		$75,834
Work in Progress	728,537		525,647
Finished goods	1,729,344		1,024,726
Total	2,589,678		1,626,207
Less: Reserve for obsolescence	(486,350)		(388,235)
	$2,103,328	$	_1,237,972

LONG-LIVED ASSETS

    The Company accounted for long-lived assets for the years ended June 30, 2001 and 2002 in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," the Company reviewed its long-lived assets for impairment when changes in circumstances indicate, that the carrying amount of an asset may not be recoverable. Such changes in circumstances may include, among other factors, a significant change in technology that may render an asset or an asset group obsolete or noncompetitive, a significant change in the extent or manner in which an asset is used, evidence of a physical defect in an asset or asset group or an operating loss.

    In August 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which became effective for the Company July 1, 2002 for the fiscal years ended June 30, 2003 and June 30, 2004. The Company assesses long-term assets for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 144, the Company reviews long-term assets for impairment whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. The Company also assesses these assets for impairment based on their estimated future cash flows.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts reported in the consolidated balance sheets for mPhase's cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to the short maturities of these financial instruments.

    The carrying amounts reported in the consolidated balance sheets for mPhase's notes payable, long-term debt, amounts due to related parties approximate their fair values and the amounts recorded as other liabilities and other liabilities - related parties approximate their fair values based on current rates at which the Company could borrow funds with similar maturities.

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

WARRANTY RESERVE

    The Company warrants that all equipment manufactured by it will be free from defects in material and workmanship under normal use for a period of one year from the date of shipment. Through June 30, 2004, substantially all sales by the Company have been from component telephone equipment parts, primarily the Company's POTS Splitter Shelves. The Company's actual experience for cost and expenses incurred in connection with such warranties have been insignificant. Warranty expense in the amount of $30,000 has been added to the reserve to provide for future warranty costs on fiscal 2004 sales.  This brings the company's aggregate accrued liability to $70,000 at this time.

RECENT ACCOUNTING PRONOUNCEMENTS

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

    In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based Compensation." Additionally, SFAS 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The Company has adopted the disclosure provisions in these consolidated financial statements as disclosed above under Stock Based Compensation .

    In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (" FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company during the first quarter ending January 31, 2003. The adoption of FIN 45 did not have a significant impact on our consolidated financial position or results of operations.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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


    In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement is not expected to have a significant impact on the Company's results of operations or financial position.


STATEMENT OF CASH FLOW SUPPLEMENTAL INFORMATION

	JUNE 30	JUNE 30
	2003	2004
Interest paid	$14,512	$11,175
Taxes paid	$250	$550
Schedule of Non-Cash
Investing and Financing Activities:
Conversion of accounts payable and accrued expenses
to equity	$1,931,788	$1,963,202
Conversion of accounts payable and accrued expenses
to notes payable	$360,000	$-
Research and development fixed assets transferred to
Work in process inventory	$210,239	$-
Investments in Patents and Licenses paid with equity	$-	$38,750

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

5. NOTE RECEIVABLE

    As consideration for a letter of settlement with a former consultant of mPhase, the Company had loaned the former consultant $250,000 in the form of a Note (the "Note") secured by 75,000 shares of the former consultants common stock of mPhase. The Note was due April 7, 2001. The Company decreased the Note to $37,500, representing the estimated value of the underlying stock at June 30, 2001. The Company charged $212,500 to administrative expense as a result of this impairment. The Company has included the $37,500, in long-term assets in the accompanying consolidated balance sheet for the year ended June 30, 2001. The Company decreased the Note to $17,250, representing the estimated value of the underlying stock at June 30, 2002. The Company charged $20,250 to administrative expenses as a result of the further impairment of the underlying stock value at June 30, 2002 and has maintained the same balance for the Note throughout the fiscal years ended June 30, 2003 and June 30, 2004. The Company has included the $17,250 in long-term assets in the accompanying consolidated balance sheet for the years ended June 30, 2003 and June 30, 2004.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

6. PROPERTY AND EQUIPMENT

    Property and equipment, at cost, consist of the following:

	June 30
	2003	2004
Equipment	$2,572,031	$2,676,030
Office and marketing equipment	482,464	482,464
	3,054,495	3,158,494
Less-Accumulated depreciation	(2,472,605)	(3,105,809)
	$581,890	$52,685

    Depreciation expense for the years ended June 30, 2002, 2003, and 2004, was $1,181,717, $957,457 and $649,704, respectively, of which $983,163,$442,040, and $613,221 respectively, relates to research laboratory and testing equipment is included in research and development expense.

7. ACCRUED EXPENSES

    Accrued expenses consist of the following:

	June 30
	2003	2004
Lucent Projects (Note 13)	$370,795	$257,800
Other General Expenses	514,940	433,233
	$885,735	$691,033

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

Back to Contents

infusions to the subsidiary, no later than such time that mPhaseTelevision.Net qualifies for a NASDAQ Small Cap Market Listing. During April 2000, the Company acquired an additional 6.5% interest in mPhaseTelevision.Net for $1,500,000.

    As of June 30, 2004 mPhase owns a 56.5% interest in mPhaseTelevision.net. The Company terminated the lease of the earth station for business reasons, and there was no material impact on mPhaseTelevision.net's operating activities.

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

    During the fiscal years ended June 30, 2002, June 30, 2003 and ended June 30, 2004, the joint venture was charged $69,000, $0 and $0, respectively for fees and costs by its joint venture partner and its affiliates.

F-19 (continued)

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

9. LONG TERM DEBT

Long-term debt is comprised of the following:	June 30,
	2003	2004
Settlement Agreements
Accounts payable originally expected to be converted to a $150,000 Note payable to
GTRC bearing 7% interest, amended in March 2004, and reduced to $100,000, to be amortized in equal quarterly installments $16,667 plus interest at 7% through March 2005
(see also-Note 13-Commitments and Contingencies)	$ 150,000	$ 83,333

Accounts payable originally expected to be converted to Note payable to GTRC bearing 7% interest, amortized in monthly payments scheduled to increase annually until a maturity in September 2008, yet were settled in full together with other liabilities including the amended note above.
(see also-Note 13 - Commitments and Contingencies)
	474,235	0
Note payable to law firm bearing 8% interest, originally monthly installments of $5,000 per month commencing in June 2002 and continuing
through December 1, 2003 with a final payment of principal plus accrued interest originally due at maturity on December 31, 2003, this note was in arrears as of June 30, 2004 and the company negotiated a new settlement arrangement as of August 31, 2004. Under such settlement agreement, which the Company made a $100,000 cash payment and gave a cashless warrant to purchase $150,000 worth of common stock valued at $.25 per share. In addition the Company agreed to pay $25,000 on each of December 1, 2004,
March 1, 2005, June 1, 2005, September 1, 2005 and $50,000 shall be payable on
December 1, 2005. Thereafter the Company is obligated to pay $25,000 on each of
March 1, 2006, June 1, 2006, September 1, 2006 with a final payment of $75,000 on
December 1, 2006.	405,022	289,500

Note payable to vendor bearing 8% interest due in weekly payments of $5,000 including accrued interest. These payments commenced in
January 2002 and originally were scheduled to continue until June 2004.
This note is presently in arrears and is included in current portion of long term debt.	210,558	210,558

Note payable to vendor non interest bearing average monthly
payments of $4,167 in 2003 and $3,660 in 2004. These payments commenced in April 2002 and originally were scheduled to continue until May 2004.
This note is presently in arrears and is included in current portion of long tem debt.	79,765	79,765

Note payable, vendor, interest at 8%, with average monthly payments of
$2,000 originally scheduled to through March, 2004.
This note is presently in arrears and is included in current portion of long term debt.	29,458	27,147

Total	$ 1,349,038	$ 690,303

Less: Current portion	762,735	550,803
Long-term Debt, non-current portion	$ 586,303	$ 139,500

At June 30, 2004 total maturities of long-term debt are as follows:
2005		$ 550,803
2006		100,000
2007		39,500
TOTAL		$ 690,303

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

10. STOCKHOLDERS' EQUITY

    mPhase initially authorized capital of 50,000,000 shares of common stock with no par value. On February 23, 2000, the Board of Directors proposed and on May 22, 2000 the shareholders approved an increase in the authorized capital to 150,000,000 shares of common stock.  On June 15, 2004, a Special Meeting of Shareholders of the Company approved a proposal by the Company to amend the Company's Certificate of Incorporation under New Jersey law to increase the authorized shares of common stock from 150 million to 250 million shares and change the par value of all shares of common stock from no par to $0.01 par stock.

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
JUNE 30, 2004

10. STOCKHOLDERS' EQUITY - (Continued)

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

    Effective June 30, 2001 the Company issued 4,840,077 shares of the Company's common stock in settlement of debt totaling $2,420,039 to directors and related parties, based upon the fair market value of the common stock issued which approximated the debt settled on the measurement date on September 6, 2001, such date was determined pursuant to EITF00-19 as to when all contingent terms of the conversion agreement were set. The shares are reflected as outstanding as of June 30, 2001, pursuant to A9566 and SFAS 128.

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

    Such conversions were upon the same terms of a concurrent private placement of common stock by the Company of approximately $1.8 million in cash received for 6 million shares of common stock plus warrants to purchase another 6 million shares of Company's common stock for 5 years at $.30 per share. No gain or loss was recognized in connection with conversions by related parties and strategic vendors of the above total of $1,116,000 of debt.

    Conversions, Settlements and Gain on Extinguishments

    In addition this total for the year ended June 30, 2002 includes 4,873,333 shares of common stock and warrants to purchase 2,656,800 shares of the Company's common stock which were issued as follows:

(a)

2,750,000 shares of common stock were issued to related parties, the value of which was based upon the price of the Company's common stock on the measurement date, such date was determined pursuant to EITF00-1 as to when all contingent terms of conversion agreements were met, in which no gain or loss was recognized on the conversion of $440,000 of debt; and

(b)

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

F-22

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

10. STOCKHOLDERS' EQUITY - (Continued)

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

    During the year ended June 30, 2003, the Company issued 426,000 shares of its common stock valued at $112,245 and 1,690,000 warrants, valued at $203,150 based upon the fair market value of the Company's common stock on the date of the grant using the Black-Scholes option pricing model. The Company recorded these changes, totaling $318,395 to operations for the year ended June 30, 2003.

    During the fiscal year ended June 30, 2003, the Company converted certain payables and accrued expenses with officers, related parties and strategic vendors aggregating approximately $1.9 million into 5,923,333 restricted shares of the Company's common stock and 5 year warrants to purchase an additional 3,706,800 restricted shares of the Company's common stock, of which 5,533,333 shares of common stock and 3,491,800 warrants were issued in settlement of $1,748,756 of debt to related parties as follows:

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

    Conversions, Settlements and Gain on Extinguishments

    In addition this total for the year ended June 30, 2003 includes 3,772,996 shares of common stock and warrants to purchase 2,233,490 shares of the Company's common stock which were issued as follows:

(a)

During the year ended June 30, 2003, these included transactions with related parties whereby the Company and the counter parties respective board of director's approved, entering into an agreement in principle with the Company's officers and affiliates, including Janiafst Ltd. and Microphase Corporation, to convert up to an amount equal to accounts payable through September 30, 2002. Such approval was received by the respective boards of directors authorizing conversions of such payables effective September 30, 2002 resulting in the conversion of $620,000 on and $360,000 on of liabilities due to Microphase corporation, and Janifast Ltd. into 3,033,000 shares and 1,500,000 shares of stock, respectively. The value attributable to the shares was based upon the market price of the Company's common stock on the measurement date, such date was determined pursuant to EITF00-1, as to when all the contingent terms of the conversion agreement were met, in which no gain or loss was recognized on the conversion of $980,000 of debt and,

(b)

Also included in such conversions during the year ended June 30, 2003, were transactions whereby the Company converted $525,967 of liabilities due to the Company's president, vice president and a sales manager who is also concurrently employed by Microphase, for unpaid management compensation and sales commissions due from mPhase into warrants to purchase up to a total of 2,656,800 shares of the Company's common stock. The aggregate value of such warrants was estimated using the Black-Scholes options pricing model, pursuant to EITF 96-18, having an approximate value of $.21 per share, or $538,173. The Company recorded a settlement expense of approximately $12,206 with respect to these three individuals.

(c)

Strategic vendors converted $117,486 of payables into 340,000 shares of the Company's common stock on the measurement date the value of which was based upon the price of the Company's common stock on the effective date of settlement with each party. This resulted in a gain of $37,383, which, when combined with all the conversions and gains from cash settlements of $36,049 for the fiscal year 2003, resulted in a net gain on extinguishments in the statements of operations of $61,226 for the year ended June 30, 2003.

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

In August of 2003, the Company issued 333,334 shares of its common stock together with 5 year warrants convertible into a like amount of shares of common stock at $.30 per share generating net proceeds of $100,000 in a Private Placement pursuant to Section 506 of Regulation D of the Securities Act of 1933 to 1 Accredited Investors. The proceeds of such placement were used for working capital purposes.

In December of 2003, the Company issued 1,550,000 shares of its common stock together with 5 year warrants convertible into a like amount of shares at $.35 per share generating net proceeds of $542,500 in a Private Placement pursuant to Section 506 of Regulation D of the Securities Act of 1933 to 1 Accredited Investor. The proceeds of such placement were used for working capital purposes and to defray a portion of the costs of Research and Development expenses with Lucent Technologies, Inc.

From January through March of 2004, the Company issued 8,509,543 shares of common stock together with 5 year warrants convertible into a like amount of common stock at $.35 per share generating net proceeds of $2,729,213 in a Private Placement pursuant to Section 506 of Regulation D of the Securities Act of 1933 to 25 Accredited Investors. The proceeds of such placement were used for working capital purposes and to defray a portion of the costs of Research and Development expenses with Lucent Technologies, Inc.

In March of 2004, the Company issued 691,429 shares of common stock together with 5 year warrants convertible into a like amount of common stock at $.35 per share generating net proceeds of $242,000 in a Private Placement pursuant to Section 506 of Regulation D of the Securities Act of 1933 to 2 Accredited Investors. The proceeds of such private placement were used for working capital purposes.

In June of 2004, the Company issued 3,844,000 shares plus 5 year callable warrants to purchase a like amount of shares at $.35 plus 5 year callable warrants to purchase shares at $.50 generating net proceeds of $961,000 in a Private Placement pursuant to Section 506 of Regulation D of the Securities Act of 1933 to 5 Accredited Investors. The proceeds of such private placement were used to pay Research and Development Expenses with Lucent Technologies, Inc and for general corporate working capital. In July of 2004 such placement was completed with the issuance by the Company of 620,000 shares of common stock plus a like amount of 5 year callable warrants at $.35 and $.50 to 5 Accredited Investors generating net proceeds of $155,000.

    During the fiscal year ended June 30, 2004, the Company converted certain payables and accrued expenses with GTRC aggregating approximately $1.9 million into a cashless 5 year warrant to purchase 5,069,200, restricted shares of the Company's common stock plus a $100,000 term promissory note . In addition, the Company converted a total of $36,890 in payables to other vendors in exchange for 10,467 shares of common stock.

    Conversions, Settlements and Gain on Extinguishments

    As a result of the preceding, during the three years ended June 30, 2004, extinguishments, cancellations and conversions of debt for issuance of the Company's common stock to related parties is summarized in Note 11 and amounts relating to strategic investors is summarized as follows:

For the Years Ended June 30,
	2002	2003	2004
Equity Conversions of Debt with Strategic Vendors
Number of Shares	999,662	390,000	110,467
Number of Warrants	870,000	215,000	5,069,200
Amount Converted to Equity	$ 529,503	$ 198,032	$1,963,202
Gain on Extinguishment of Debt	$ 142,236	$ 61,226	$ 150,058

During the year ended June 30, 2004, the Company recorded non-cash extinguishments gains from settlements of $173,145 and after adjusting $23,087 for cash settlement expenses, resulted in net gains on extinguishments of $150,058.

    The Company has no commitments from affiliates or related parties to provide additional financings. The Company has, from time to time, been able to obtain financings from affiliates when conditions in the capital markets make third party financing difficult to obtain or when external financing is available only upon very unattractive terms to the Company, and when such capital has been available from the affiliates. (See also-Note 11-Related Party Transactions)

STOCK INCENTIVE PLANS

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

10. STOCKHOLDERS' EQUITY - (Continued)

    A summary of the stock option activity for the years ended June 30, 2002, 2003, 2004 pursuant to the terms of both plans, which include incentive stock options and non-qualified stock options, is set forth on the below:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at June 30, 2002	19,107,000	$1.27
Granted	625,000	.30
Exercised	-	-
Canceled /Expired	(2,565,000)	(1.00)
Outstanding at June 30, 2003	17,167,000	1.24
Granted	4,730,000	.42.
Exercised	-	-
Canceled/Expired	(4,172,000)	(1.43)
Outstanding at June 30, 2004	17,725,000	$.87
Exercisable at June 30, 2004	17,725,000	$.87

    The fair value of options granted in 2002 and 2003 and options and compensatory warrants granted in 2004 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 125.4% in 2002, 144.4% in 2003 and 145.3% in 2004 based upon a risk-free interest rate ranging from 2.1% to 5.8% and expected option life of 4 years.

    The per share weighted average fair value of stock options granted during 2002, 2003 and 2004 was $.26, $.21, and $.35, respectively. The per share weighted average remaining life of the options outstanding at June 30, 2002, 2003, and 2004 is 3.29, 2.80 and 2.88 years, respectively.

    mPhase has elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options and certain compensating warrants granted to employees at fair market value. Had compensation expense for stock options granted under the Plan and certain warrants granted to employees in 2004, been determined based on fair value at the grant dates, mPhase's net loss for 2002, 2003 and 2004 would have been increased to the pro forma amounts shown below.

During the second quarter of fiscal 2004, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation , for stock-based employee compensation, effective as of the beginning of the fiscal year. Under the modified prospective method of adoption selected by the Company, stock-based employee compensation cost recognized in 2003 is the same as that which would have been recognized had the fair value recognition provisions of Statement 123 been applied to all awards granted after October 1, 1995. The following table illustrates the effect on net income and earnings per share as if the fair value based method has been applied to all outstanding and unvested awards in each period.
	Twelve months ended June 30,
	2002	2003	2004
Net loss, as reported	$(11,245,361)	$(6,650,211)	$(7,758,586)
Add: Stock-based employee compensation expense net included in report of net income, net of related tax effects	548,550	23,923	72,000
Deduct: Total stock-based employee compensation expense determined under fair	(976,280)	(239,983)	(810,080)
value based method for all awards, net of related tax effects
Pro forma net loss	$(11,673,491)	$6,866,231)	$(8,486,666)
Loss per share:
Basic and diluted-as reported	$(.23)	$(.10)	$(.10)
Basic and diluted-pro forma	$(.24)	$(.11)	$(.11)

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
JUNE 30, 2004

10. STOCKHOLDERS' EQUITY - (Continued)

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

For the year ended June 30, 2004 the Company recorded non-cash charges and deferred compensation totaling $833,100 and $0 respectively , in connection with the grant of options covering 4,370,000 shares of common stock to employees and consultants and the Company recorded non-cash charges of $170,451 in connection with the grant of 500,000 compensating warrants to employees and consultants for services rendered or to be rendered. Such charges are the result of the differences between the quoted market value of the Company's common stock on the date of grant and the exercise price for option and warrants issued to employees and Black-Scholes stock option pricing calculations for options and warrants issued to consultants.

    The following summarizes information about stock options outstanding at June 30, 2004:

RANGE OF EXERCISE PRICE	NUMBER OUTSTANDING	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE
$0 - $.50	11,705,000	3.53	$.39	11,705,000	$.39
$.51-$1.50	4,603,500	1.83	$.83	4,603,500	$.83
$1.50-$16.38	1,416,500.91		$4.93	1,416,500	$ 4.93

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
JUNE 30, 2004

10. STOCKHOLDERS' EQUITY - (Continued)

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

    During the year ended June 30, 2003, the Company issued 4,701,696 warrants to investors and to finders, consultants and investment banking firms, each of these warrants to purchase one share each of the Company's common stock at $.30, for five years, in connection with private placements. Also, during the year ended June 30, 2003, the Company granted 1,690,000 5 year warrants to employees and consultants for services performed with an exercise price of $.40 per share of common stock and 3,706,800 warrants to creditors, including related parties (see Note 11), in connection with the conversion of outstanding liabilities.

    As of June 30, 2003, 31,777,735 warrants remain outstanding with a weighted average exercise price of $.84

    During the year ended June 30, 2004, the Company issued warrants to purchase 18,795,487 shares of common stock to investors and warrants to purchase 628,826 shares of common stock to finders, consultants and investment banking firms. Of such warrants, 11,106,487 shares of the Company's common stock may be purchased at $.30, for five years, 3,844,000 shares may be purchased at $.35 and 3,844,000 shares may be purchased at $.50 in connection with private placements. Also, during the year ended June 30, 2004, the Company granted 5 year warrants to purchase 500,000 shares to consultants for services performed with an exercise price of $.30 per share of common stock and 5,069,242 warrants to creditors, including related parties (see Note 11), in connection with the conversion of outstanding liabilities. Additionally, warrants cover 1,233,334 of common stock were exercised during the fiscal year ended June 30,2004, generating net proceeds to the Company of $316, 800. Also during the fiscal year ended June 30, 2004, warrants covering 519,000 shares with a weighted average exercise price of $2.50 were cancelled or expired.

As of June 30, 2004, 55,017,953 warrants remain outstanding with a weighted average exercise price of $.55.

The following summarizes information about warrants issued pursuant to various financing transactions and for services through June 30, 2004.

Range of Exercise Price	Number Outstanding And Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0 - $.30	27,996,253	3.30	$ .20
$.31-$.50	21,148,975	4.64	$ .38
$.51-$2.50	500,000 #9; #9;	2.92	$ .68
$2.51-5.10	5,372,225	1.24	$ 3.06

 RESERVED SHARES

    The Company has reserved approximately 3,360,000 shares issuable upon provisions of convertible notes to related parties, which provide for, at the option of the holder's of $280,000 of notes payable, the conversion of unpaid principal and interest into units valued at $.25 each, each unit consisting of one share of the Company's common stock and a one warrant each to purchase the Company's common stock at $.25 per share and $.50 per share for a period of 5 years.

F-26 (continued)

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

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

    Also, during the fiscal year ended June 30, 2000, $2,600,000 was advanced to Microphase in the form of a note, which was repaid by Microphase during the year. mPhase recorded $39,000 of interest income on this note for the year ended June 30, 2000. The Company is obligated to pay a 3% royalty to Microphase on revenues from its legacy Traverser™ Digital Video and Data Delivery System and its DSL component products. During the years ended June 30, 2001 , 2002 and 2003 mPhase recorded royalties to Microphase totaling $297,793, $78,762 and $47,304, respectively.

    Pursuant to a debt conversion agreement between the Company and Microphase, for the year ended June 30, 2001, Microphase received 1,278,000 shares of mPhase common stock and for the year ended June 30, 2002, in consideration for a direct investment of $100,000 and pursuant to debt conversion agreements canceling $740,000 of liabilities of the Company , Microphase received 2,900,000 shares of mPhase common stock and 2,200,000 warrants to purchase mPhase common stock, as discussed in Note 10. For the fiscal year ended June 30, 2003 Microphase received 4,033,333 shares of common stock , such shares included 3,033,333 shares that the value of which was based upon the price of the Company's common stock on the effective date of settlement, plus 1,000,000 shares and 1,000,000 five year warrants to purchase shares of common stock of mPhase at $.30 per share whereby such conversions were upon the same terms of a concurrent private placement of common stock by the Company. No gain or loss was recognized in connection with conversions by Microphase for fiscal 2003 in exchange for the cancellation of accounts payable totaling $920,000. As of June 30, 2003 and 2004, the Company had $61,789 and $145,550 current accounts payable to Microphase, which are included in amounts due to related partiesas current liabilities in the accompanying consolidated balance sheet. As of June 30, 2002, the Company had $92,405 included in other liabilities- related parties and as of June 30, 2003 and June 30, 2004, $360,000 and $180,000 respectively in notes payable - related parties as long term liabilities in the accompanying consolidated balance sheet. Additionally, at June 30, 2004, no undelivered purchase orders remain outstanding with Microphase.

F-27 (continued)

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

11. RELATED PARTY TRANSACTIONS - (continued)

JANIFAST

    During the year ended June 30, 2000, mPhase advanced money to Janifast Limited, which is owned by U.S. Janifast Holdings, Ltd, a related party of which three directors of mPhase are significant shareholders, in connection with the manufacturing of POTS Splitter shelves and DSL component products. As of June 30, 2000 the amount advanced to Janifast was approximately $1,106,000, which is included in production advances-related parties on the accompanying balance sheet. There were no such advances during the years ended June 30, 2002 and 2003. Pursuant to debt conversion agreements between the Company and Janifast, for the year ended June 30, 2001 Janifast received 1,200,000 shares of mPhase common stock canceling liabilities of $600,000, and for the year ended June 30, 2002 Janifast received 3,450,000 shares of mPhase common stock and 1,200,000 warrants to purchase mPhase common stock for the cancellation of $720,000 of liabilities, as discussed in Note 10. During the year ended June 30,2003 Janifast was issued 1,500,000 shares of mPhase common stock in connection with the cancellation of $360,000 of outstanding liabilities of mPhase, the value of which was based upon the price of the Company's common stock on the effective date of settlement. No gain or loss was recognized in connection with conversions by Janifast for fiscal 2003. During the years ended June 30, 2002, 2003 and 2004 and the period from inception (October 2, 1996) to June 30, 2004, there has been $1,754,308, $174,959, $2,771,925 and $13,463,611, respectively, of invoices for products and services have been charged to inventory or expense and is included in operating expenses in the accompanying statements of operations. At June 30, 2004 the Company had $422,905 current accounts payable, which are included in due to related parties and additionally, at June 30, 2004, approximately $400,000 of undelivered purchase orders remain outstanding with Janifast.

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

F-28

Back to Contents

Charges and Expenses with Related Parties	For the Years Ended June 30,
	2002	2003	2004
Charges incurred with Janifast included in:
Cost of sales and ending inventory	$1,759,308	$178,959	$2,771,925
Total Janifast	$1,759,308	$178,959	$2,771,925
Charges incurred with Microphase Corp. included in:
Cost of sales and ending inventory (Including Royalties)	$200,440	$86,468	$140,123
Research and Development	876,074	478,434	84494
General and administrative	136,080	133,200	161,496
Total Microphase Corp.	$1,212,594	$648,102	$386,113
Charges incurred with Lintel & Affiliates included in:
Research and Development	$0	$0	$0
General and administrative	0	0	0
Total Lintel & Affiliates	$0	$0	$0
Charges incurred with Joint Venture Partners & Affiliates included in:
Research and Development	$64,039	$0	$0
General and administrative	0	0	0
Total Joint Venture Partner & Affiliates	$64,039	$0	$0
Total Charges with Related Parties included in:
Cost of sales and ending inventory	$1,959,748	$265,427	$2,912,048
Research and development	940,113	428,434	84,494
General and administrative	136,080	133,200	161,496
Total Charges with Related Parties:	$3,035,941	$827,061	$3,158,038

    A member of mPhase's Board of Directors is employed by Lintel, Inc, the parent corporation of Hart Telephone. Prior to becoming a director, this individual received 25,000 options during the fiscal year ended June 30, 1999, of which 5,000 options were exercised during the fiscal year ended June 30, 2000; 23,000 options during the fiscal year ended June 30, 2001 and 15,000 options as a consultant for beta testing service during fiscal year ended June 30, 2002. In addition, during the years ended June 30, 2002, 2003 and June 30, 2004 he received options and warrants covering 62,500 shares, 35,000 shares and 100,000 shares of common stock, respectively, for services as a director.

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

    During the year ended June, 30 2003, the Company converted $525,967 of liabilities due to the Company's president, vice president and a sales manager who is also concurrently employed by Microphase, for unpaid management compensation and sales commissions due from mPhase into warrants to purchase up to a total of shares of the Company's common stock which, pursuant to EITF 96-18, have an approximate value of $.21 per share or $538,173. The Company recorded a settlement expense of approximately $12,206, which is included as a reduction to gain on settlements in the statements of operations for the year ended June 30, 2003.

F-29

Back to Contents

     In March of 2003, Messrs, Durando, Dotoli and Smiley participated in a private placement of the company investing $20,000, $20,000 and $75,000 respectively, receiving common stock of mPhase at $.30 per share plus 5 year warrants of mPhase to purchase a like amount of common stock at $.30 per share. In March of 2003, Messrs Durando and Smiley lent to mPhase $30,000 and $100,000 respectively at 12% interest pursuant to two promissory notes originally due in September of 2003. In June 2003, Mr. Durando was repaid and Mr. Smiley agreed to extend his note until July, 2004. Also in June, 2003, Microphase agreed to convert $360,000 of accounts payable to a note payable, interest at 12%, due in July, 2004. The notes have provisions for prepayment by the Company and at the option of the holder, provide for the conversion of unpaid principal and interest into units valued at $.30 each, each unit consisting of one share of the Company's common stock and a one warrant to purchase the Company's common stock at $.30 per share for a period of 5 years. During the fiscal year ended June 30, 2004 Microphase was repaid $180,000 and $180,000 remains outstanding.

As of June 30, 2004, Mr. Smiley and Microphase each agreed to extend to July 25, 2005, the maturity on their 12% convertible promissory notes in the principal amount of $100,000 and $180,000 respectively.

    Additionally at June 30, 2004, Mr. Durando was owed $300,000 by the Company as evidenced by a non-interest bearing promissory note that was repaid in July 2004. As of June 30, 2004 a total of $55,000 in the aggregate was due to Mr. Durando and Mr. Dotoli for unpaid compensation.

    Generally, as summarized below, the Company has offered conversion of debts to related parties on substantially the same terms as concurrent private placements (typically in $.30 units, such units including both shares of common stock and warrants to purchase a like amount of common stock) in addition to conversion of debts pursuant to terms of concurrent private placements and financial instruments which, pursuant to EITF 00-19 have been settled with the Company's common stock as conditioned by benchmarks, generally coinciding with the Company's negotiations to settle any and all obligations with Georgia Tech Research and its affiliate (see also Note 13) as follows:

F-29 (continued)

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

11. RELATED PARTY TRANSACTIONS - (continued)

Equity Conversions of Debt and Other Financial Instruemnets with Related Parties	For the Years Ended June 30,
	2002	2003	2004
Janifast:
Number of shares	3,450,000	1,500,000	0
Number of warrants	12,000,000	0	0
Amount converted to equity	$720,000	$360,000	$0
Microphase Corporation:
Number of shares	2,700,000	4,033,333	0
Number of warrants	2,200,000	1,000,000	0
Amount converted to equity	$740,000	$920,000	$0
Lintel Corporation and Affiliates:
Number of shares	0	0	0
Number of warrants	0	0	0
Amount converted to equity	$0	$0	$0
Officers
Number of shares	333,334	0	0
Number of warrants (A)	334.334	2,491,800	0
Amount converted to equity	$103,000	$480,967	$0
Joint Venture Partners and Affiliates
Number of shares	63,216	0	0
Number of warrants	0	0	0
Amount converted to equity	$31,628	$0	$0
Total Related Party Conversions
Number of shares	6,546,550	5,533,333	0
Number of warrants	3,733,334	3,491,800	0
Amount converted to equity	$1,594,628	$1,760,967	$0

(A)

Includes $12,206 settlement expense incurred to the Company's Chief Operating Officer in connection with the exchange of warrants to purchase the Company's common stock to cancel unpaid compensation, which is included as a reduction to gain on settlements in fiscal 2003.

Back to Contents

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

12. INCOME TAXES

    No provision has been made for corporate income taxes due to cumulative losses incurred. At June 30, 2004, mPhase has operating loss carryforwards of approximately $63.2 million and $62.6 million to offset future federal and state income taxes respectively, which expire at various times from 2016 through 2024. Certain changes in stock ownership can result in a limitation in the amount of net operating loss and tax credit carryovers that can be utilized each year.

    At June 30, 2004 the Company has net deferred income tax assets of approximately $24.2 million comprised principally of the future tax benefit of net operating loss carryforwards, which represents an increase of $.6 million for the fiscal year ended June 30, 2004. A full valuation reserve has been recorded against such assets due to the uncertainty as to their future realizability.

13. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

    mPhase has entered into various agreements with Georgia Tech Research ("GTRC") and its affiliate, Georgia Tech Applied Research Corporation, ("GTARC"), pursuant to which the Company receives technical assistance in developing the commercialization of its Digital Video and Data Delivery System. The amount incurred by the Company for GTRC technical assistance with respect to its research and development activities during the years ended , 2002, 2003 and 2004 totaled $450,000, $100,000 and $0 respectively, and $13,539,952 from the period from inception through June 30, 2004.

    If and when sales commence utilizing its legacy DVDDS digital broadcast television platform, mPhase will be obligated to pay to GTRC a royalty up to 5% of product sales, as defined.

    As of June 30, 2004, mPhase is obligated to pay Lucent Technologies, Inc. $100,000 per month through and including the first of each month from July 1, 2004 through and including February 1, 2004 in connection with the development of its Nanotechnology product line. Additionally, the Company engages Lucent on a project-by-project basis for research and development of technical product related enhancements for its TV+ product. The Company owed Lucent $257,800 for amounts accrued through June 30, 2004. The amount incurred by the Company with Lucent for assistance with respect to its research and development activities during the years ended June 30, 2002, 2003, and 2004 totaled $156,250 and $1,112,500, and $2,328,602 respectively, and $3,597,102 from the period from inception through June 30, 2004.

    From time to time, mPhase may be involved in various legal proceedings and other matters arising in the normal course of business. The Company currently has no material outstanding legal proceedings, nor does it anticipate any actions which would result in liabilities in excess of amounts recorded in these financial statements.

Back to Contents

Item 14. Controls and Procedures

    Under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c and of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the fiscal year ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Back to Contents

SCHEDULE II

ITEM 14B. VALUATION AND QUALIFYING ACCOUNTS

mPHASE TECHNOLOGIES, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended June 30, 20043, 2003 and 2002
(In Thousands)

		Additions
	Balance at	Charged to	Charged to	Deductions	Balance at
	beginning	costs and	other		end of year
	of year	expenses	accounts

Description
Year ended June 30, 2004
Allowance for doubtful accounts (deducted from accounts receivable)	$0	0	0	0	$0
Allowance for obsolescence (deducted from inventory, at cost)	$486	0	(87)	(11)	$388
Year ended June 30, 2003
Allowance for doubtful accounts (deducted from accounts
receivable)	$3	0	0	(3)	0

Allowance for obsolescence (deducted from inventory, at cost)	$1,243	302	0	(1,059)	486

Year ended June 30, 2002
Allowance for doubtful accounts (deducted from accounts receivable)	$29	3	0	(29)	3

Allowance for obsolescence (deducted from inventory, at cost)	$315	928	0	0	1,243

Back to Contents

SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: September 21, 2004	By:	/s/ RONALD A. DURANDO
Ronald A. Durando
President, CEO

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Necdet F. Ergul, Chairman of the Board	September 21, 2004
Ronald A. Durando, Chief Executive Officer, Director	September 21, 2004
Gustave T. Dotoli, Chief Operating Officer, Director	September 21, 2004
Martin S. Smiley, Chief Financial Officer	September 21, 2004
Anthony Guerino, Director	September 21, 2004
Abraham Biderman, Director	September 21, 2004
Michael McInerney, Director	September 21, 2004

44