Form 10-Q
period 2004-09-30
MPHASE TECHNOLOGIES INC
filed 2004-11-16
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTER ENDED SEPTEMBER 30, 2004
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

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF NOVEMBER 12, 2004 IS 90,571,962 SHARES, ALL OF ONE CLASS OF $.01 STATED VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.
INDEX

		PAGE
PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

	Consolidated Balance Sheets-June 30, 2004 and
	September 30, 2004, (Unaudited)	3

	Unaudited Consolidated Statements of Operations-Three months
	ended September 30, 2003 and 2004 and from October 2, 1996
	(Date of Inception) to September 30, 2004	4

	Unaudited Consolidated Statement of Changes in Shareholders'
	Deficit Three months ended September 30, 2004	5

	Unaudited Consolidated Statements of Cash Flows-Three Months
	ended September 30, 2003 and 2004 and from October 2, 1996
	(Date of Inception) to June 30, 2004	6

	Notes to Unaudited Consolidated Financial Statements	7

ITEM 2	Management's Discussion and Analysis of Financial Condition and
	Condition and Results of Operations	14

ITEM 3	Quantitative and Qualitative Disclosures about market risk	24

ITEM 4	CONTROLS AND PROCEDURES	24

PART II	OTHER INFORMATION	25

Item 1.	Legal Proceedings	25

Item 2.	Changes in Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits on Reports on Form 8-K	26

Signature Page		27

Certifications		28

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	September 30,
	2004	2004

		(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$90,045	$45,487
Accounts receivable, net of bad debt reserve
of $0 for each period	64,100	13,909
Stock subscription receivable	886,000	-
Inventories, net	1,237,972	1,153,232
Prepaid expenses and other current assets	81,061	410,132

Total Current Assets	2,359,178	1,622,760

Property and equipment, net	52,685	37,301
Patents and licensing rights, net	161,605	194,056
Other Assets	17,250	98,373

TOTAL ASSETS	$2,590,718	$1,952,490

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	2,088,658	2,402,811
Accrued expenses	691,033	602,926
Due to related parties	625,956	770,622
Notes payable, related parties	300,000	700,000
Current portion of long-term debt	550,803	395,305
Deferred revenue	214,180	325,000

TOTAL CURRENT LIABILITIES	4,470,630	5,196,664

Long-term debt, net of current portion	139,500	300,000
Other Liabilities	618,550	279,050
Other Liabilities, related parties	280,000	355,000

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT

Common stock, stated value $.01, 250,000,000
shares authorized; 88,899,962 and
90,509,962 shares issued and outstanding at
June 30, 2004 and September 30, 2004, respectively	888,999	905,719
Additional paid in capital	111,976,095	112,530,975
Deficit accumulated during development stage	(115,775,083)	(117,606,945)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)

TOTAL STOCKHOLDERS' DEFICIT	(2,917,962)	(4,178,224)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,590,718	$1,952,490

The accompanying notes are an integral part of these consolidated balance sheets.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			October 2, 1996
	Three Months Ended		(Date of
	September 30,		Inception) to
			September 30,
	2003	2004	2004

REVENUES	$2,489,201	$179,163	$19,788,204

COSTS AND EXPENSES
Cost of Sales	2,098,744	129,781	14,042,988
Research and development
including non-cash stock related
charges of $0, $0
and $2,117,669, respectively)	611,420	1,101,400	39,518,200
General and Administrative
(including non-cash stock
related charges of $112,245,
$0 and $47,333,142
respectively)	604,892	708,895	79,763,992
Depreciation and amortization	46,104	1,021	2,890,928

TOTAL COSTS AND EXPENSES	3,361,160	1,941,097	136,216,108

LOSS FROM OPERATIONS	(871,959)	(1,761,934)	(116,427,904)

OTHER INCOME
Gain (Loss) on extinguishments	23,087	(40,500)	313,020
Minority interest loss in
consolidated subsidiary	-	-	20,000
Loss on Sale of Securities	-	-	(11,258)
Loss from unconsolidated
subsidiary	-	-	(1,466,467)
Interest Income (expense), net	(15,639)	(29,428)	(34,336)

TOTAL OTHER INCOME (EXPENSE)	7,448	(69,928)	(1,179,041)

NET LOSS	$(864,511)	$(1,831,862)	$(117,606,945)

LOSS PER COMMON SHARE,
basic and diluted	$(.01)	$(.02)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, basic and diluted	71,725,318	89,719,962

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Changes in
Shareholders' Deficit (unaudited)

						Total
				Additional		Shareholders
		$.01 Stated	Treasury	Paid-in	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Deficit	Equity

Balance June 30, 2004	89,899,962	$888,999	$(7,973)	$111,976,095	$(115,775,083)	$(2,917,962)

Issuance of warrants in
connection with settlement
of liabilities	--	--	--	169,500	--	169,500

Issuance of common stock with
warrants in private placement, net of
cash expenses of $15,900	1,672,000	16,720	--	385,380	--	402,100

Net Loss	--	--	--	--	(1,831,862)	(1,831,862)

Balance, September, 2004	90,571,962	$ 905,719	$(7,973)	$ 112,530,975	$(117,606,945)	$(4,178,224)

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

				October 2,
				1996
	Three Months Ended			(Date of
	September 30,			Inception) to
				September 30,
	2003		2004	2004

Cash Flow From Operating Activities:
Net Loss	$(864,511)	$	(1,831,862)	$(117,606,945)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	210,543		15,384	6,345,623
Book Value of fixed assets disposed	--		--	74,272
Provision for doubtful accounts	--		--	32,124
(Gain) loss on debt extinguishments	(23,087)		40,500	(313,020)
Loss on unconsolidated subsidiary	--			1,466,467
Impairment of note receivable	--			232,750
Loss on Security				11,258
Non-cash charges relating to issuance of	112,245			49,458,890
common stock, common stock options and
Warrants
Changes in assets and liabilities:
Accounts receivable	(442,320)		50,191	(46,033)
Inventories	1,014,452		84,740	(942,993)
Prepaid expenses and other current assets	(263)		(329,071)	(906,253)
Other non-current assets	--		(81,123)	(81,123)
Accounts payable	49,692		263,633	4,592,740
Accrued expenses	(400,014)		(87,487)	1,692,382
Due to/from related parties
Microphase	(57,778)		89,633	2,469,344
Janifast	21,963		44,213	2,747,118
Officers	(90,583)		10,820	479,576
Lintel	--		-	477,000
Others	--		(50,000)	129,472
Receivables from Subsidiary	--		-	(150,000)
Deferred revenue	53,000		110,820	325,000

Net cash used in operating activities	(416,662)		(1,669,609)	(49,512,351)

Cash Flow from Investing Activities:
Payments related to patents and licensing rights	--		(32,451)	(449,064)
Purchase of fixed assets	(5,500)		-	(2,641,106)

Net Cash (used)/provided by investing
activities	(5,500)		(32,451)	(3,090,170)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock and
exercises of options and warrants	173,840		1,288,000	50,874,976
Payments of notes payable	(2,000)		(105,498)	(327,335)
Advances from Microphase	--		175,000	522,840
Proceeds from notes payable - officers	--		600,000	1,030,000
Repayments of notes payable - offiers	--		(300,000)	(330,000)
Repurchase of treasury stock at cost	--		--	(7,973)

Net cash provided by financing activities	171,840		1,657,502	52,648,008

Net increase (decrease) in cash	(250,322)		(44,558)	--
CASH AND CASH EQUIVALENTS, beginning of period	396,860		90,045	--

CASH AND CASH EQUIVALENTS, end of period	$146,538		$45,487	$45,487

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

BASIS OF PRESENTATION-The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ending September 30, 2004 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

Through September 30, 2004, the Company had incurred cumulative (a) development stage losses totaling approximately $117,606,945 and (b) negative cash flow from operations equal to $49,512,351. At September 30, 2004, the Company had approximately $45,487 of cash, cash equivalents and approximately $13,909 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

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

STOCK-BASED COMPENSATION-mPhase has elected to continue to account for stock-based compensation under APB Opinion No. 23, under which no compensation expense has been recognized for stock options and certain compensating warrants granted to employees at fair market value. In accordance with SFAS No. 148 the Company has elected to implement the disclosure only provisions of this statement. Had compensation expense for stock options granted under the Plan and certain warrants granted to employees in 2003 and 2004 been determined based on fair value at the grant dates, mPhase's net loss for the three months ended September 30, 2003 and 2004 would have been increased to the pro forma amounts shown below.

	Three Months Ended
	September 30,

	2003		2004

Net Loss:
As reported	$(864,511)	$	(1,831,862)

Pro forma	$(864,511)	$	(1,831,862)

Net Loss Per Share:
As reported	$(.01)		$(0.02)
Pro forma	$(.01)		$(0.02)

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

STATEMENT OF CASH FLOW SUPPLEMENTAL INFORMATION

	2003	2004

Interest Paid	$3,000	$0

Taxes Paid	$250	$0

Non Cash Investing and Financing Activities:

	2003	2004
Conversion of accounts payable and
accrued expenses to equity	$ 0	$ 129,000

Conversion of accounts payable and
accrued expenses to notes payable	$ 0	$ 460,000

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

Microphase also charges fees for specific projects on a project-by-project basis. During the three months ended September 30, 2003 and 2004 and from inception (October 2, 1996) to September 30, 2004, $72,948, $45,000, and $7,269,526 respectively, have been charged to expense or inventory under these Agreements and is included in operating expenses in the accompanying consolidated statements of operations.

The Company is obligated to pay a 3% royalty to Microphase on revenues from its proprietary Traverser(TM) Digital Video and Data Delivery System and DSL component products. For the three months ended September 30, 2003 and 2004, mPhase recorded royalties to Microphase totaling $63,507 and $5,670, respectively.

As a result of the foregoing transactions as of September 30, 2004, the Company had $235,183 payable to Microphase, which is included in amounts due to related parties in the accompanying consolidated balance sheet. Additionally, at September 30, 2004, there are no undelivered purchase orders that remain outstanding to Microphase.

The Company purchases products and incurs certain research and development expenses with Janifast Ltd., which is owned by U.S. Janifast Holdings, Ltd., a company in which three directors of mPhase are significant shareholders and one is an officer, in connection with the manufacturing of POTS Splitter shelves and component products including cards and filters sold by the Company.

During the three months ended September 30, 2003 and 2004 and the period from inception (October 2, 1996) to September 30, 2004, $1,185,995, $160,684 and $13,624,295, respectively have been charged by Janifast to inventory or expense and is included in operating expenses in the accompanying statements of operations.

As a result of the foregoing transactions as of September 30, 2004, the Company had $467,118 payable to Janifast, which is included in amounts due to related parties in the accompanying balance sheet. Additionally, at September, 2004, approximately $556,500 of undelivered purchase orders remain outstanding to Janifast Ltd.

On August 30, 2004, the Company paid $100,000 in cash to Piper Rudnick LLP, outside legal counsel to the Company as part of a renegotiated settlement agreement that was originally effective as of March 31, 2002. The Company was in arrears with respect to payments due under the original settlement agreement and as part of the renegotiated agreement agreed to make the following payments:

  $25,000 on each of December 1, 2004, March 1, 2005, June 1,2005, September 1, 2005 and a $50,000 payment on December 1, 2005. Thereafter the Company is obligated to pay $25,000 on each of March 1, 2006, June 1, 2006, September 1, 2006 with a final payment of $75,000 on December 1, 2006.

  The Company also delivered a 5 year cashless warrant to purchase $150,000 worth of common stock at $.25 per share.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. INVENTORIES

Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists mainly of the Company's POTS Splitter shelves and cards. At September 30, 2004 inventory is comprised of the following:

Raw materials	$75,834
Work in progress	525,647
Finished goods	940,076

Total	1,541,557
Less: Reserve for Obsolescence	(388,325)

Net Inventory	$1,153,232

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

Utilization of net operating losses generated through September 30, 2004 may be limited due to changes in ownership that have occurred.

5. ACCRUED EXPENSES

At September, 2004 accrued expenses consisting of administrative expenses were $346,926 and accrued expenses for research and development expenses incurred with Lucent Technologies, Inc. were $256,000, totaling $602,926.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended September, 2003 and ended September 30, 2004, mPhaseTelevision.Net, Inc., was charged $0 and $0, respectively for fees and costs by its joint venture partner and its affiliates.

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

In July of 2004, the Company issued 622,000 shares of its commons stock together with a like amount of callable warrants at $.35 and $.50 respectively in a private placement .In August and September of 2004, Company issued 1,050,000 shares and of its commons stock together with a like amount of callable warrants at $.25 and $.50 in private placements, which after cash outlays of approximately $15,900, generated net proceeds of $247,500. The aggregate net proceeds of such private placements of $402,100 were collected during the three month period ended on September 30, 2004.

8. DEBT TRANSACTIONS/CONVERSIONS

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

During the three months ending September 30, 2004, a note payable in the amount of $180,000 to Microphase Corporation, a related party, remained outstanding. Such note was extended by Microphase from July 25,2004 and now matures on July 25, 2005. Additionally, a note payable to Martin Smiley, CFO and General Counsel of mPhase, in the amount of $100,000 was extended from July 25, 2004 to July 25, 2005. Both liabilities carry an interest rate of 12% payable quarterly in arrears and were extended effective June 30, 2004. Each note is convertible into Common Stock of mPhase at the rate of $.25 cents per share plus a 5 year warrant for a like amount of common stock at $.25 per share through July 25, 2005 and a second 5 year warrant at $.50 per share convertible into a like amount of shares.

On August 30, 2004, the Company paid $100,000 to Piper&Rudnick, LLP, its outside counsel, in connection with the renegotiation of a Payment Agreement effective June 30, 2004. Under the terms of the renegotiated Payment Agreement, the Company agreed to payments of $25,000 each on December 1, 2004, March 1, 2005, June 1, 2005 and September 1, 2005 and a payment of $50,000 on December 1, 2006 plus $25,000 payments on March 1, 2006, June 1, 2006, September 1, 2006 and a final payment of $75,000 payment on December 1, 2007. In addition, Piper&Rudnick LLP agreed to convert $150,000 of such payable into a 5 year cashless warrant to purchase the Company's common stock at $.25 per share.

On August 30, 2004 the Company issued two demand promissory notes each in the principal amount of $75,000 at 12% interest in consideration of loans of $75,000 to the Company from each of Mr. Dotoli, its COO and Mr. Smiley, its CFO and General Counsel. In addition on September 30, 2004, the Company issued a demand promissory note to Microphase Corporation, a related party, for a loan of $175,000 to the Company with a 12% interest rate. Finally, the Company issued demand promissory notes with an interest rate of 12% to Mr. Ronald Durando, CEO of the Company for loans made to the Company dated August 30, 2004, as well as demand promissory notes to Mr. Durando, its CEO, for loans to the Company of $200,000 on August 30, 2004, $75,000 on September 28, 2004 and $175,000 on September 30, 2004 respectively.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. COMMITMENTS AND CONTINGENCIES

The Company has entered into various agreements with Georgia Tech Research Corporation ("GTRC"), pursuant to which the Company receives technical assistance in developing the commercialization of its Digital Video and Data Delivery System (DVDDS). The amounts incurred by the Company for GTRC technical assistance with respect to its research and development activities and included in the accompanying consolidated statement of operations for the three months ending September 30, 2003 and 2004 and for the period from inception through September 30, 2004 totaled approximately $0, $0 and $ 13,539,952, respectively.

If and when sales commence utilizing this particular technology, the Company will be obligated to pay to GTRC a royalty of up to 5% of sales of the Traverser(TM) DVDDS.

As of February 3, 2004, the Company entered into a Development Agreement with Lucent Technologies, Inc. relating to Micro-Power Source Arrays Fabricated Using Nanotextured, Superhydrophobic Materials. The first product expected to be completed through this exploratory research effort is a battery with a very long shelf life for military field applications. Under such contract the Company is obligated to pay Lucent a total of $1.2 million payable in installments of $100,000 per month through February of 2005.

As of September 15, 2004, the Company entered into Amendment Number 2. to its Development Agreement dated as of September 15, 2003, for Development of Release 3.0 of its TV+ solution for a total cost of $1,411,200 payable in 9 installments of $156,800 each between September 27, 2004 and April 25, 2005 each payable 60 days, in arrears of 9 completion milestones occurring between such dates.

10. DEFERRED REVENUE

Deferred revenue as of September 30, 2004 consists of customer's billings totaling $267,000 on the POTS product line whereby completion of customer acceptance will be attained when original splitters are upgraded to the next generation splitters and deposits of $58,000 from Beta customers on the Traverser(TM) product line orders to be delivered when it reaches commercial production.

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

RESULTS OF OPERATIONS

OVERVIEW

mPhase, a New Jersey corporation, founded in 1996 is a publicly-held company with over 12,000 shareholders and approximately 90 million shares of common stock outstanding. The Company's common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. We are headquartered in Norwalk, Connecticut with offices in Little Falls, NJ and New York, N.Y. mPhase shares common office space with Microphase Corporation, a privately held company. Microphase is a leader in the field of RF and filtering technologies within the defense and telecommunications industry. It has been in operation for almost 50 years and supports mPhase with both engineering, administrative and financial resources as needed.

mPhase develops, markets and sells a line of innovative DSL ("digital subscriber line")-based broadband telecommunications equipment. Our flagship product line is our TV+ solution systems enables the delivery of television over DSL by telephone service providers. The TV+ facilitates telephone companies becoming full service communications providers by enabling the simultaneous delivery of digital broadcast television, high speed data and voice services over the existing telephone line infrastructure. mPhase has developed its flagship line of products with a specific target in mind-telephone companies in parts of the world where access to multichannel television is limited. To that end, mPhase's primary goal is to develop cost-effective TV over DSL solutions that support proven, revenue-generating services (i.e., broadcast television) rather than developing robust, feature-intensive and expensive platforms intended to compete with cable companies such as those that exist in the US.

mPhase introduced its first TV over DSL product, the Traverser(TM) Digital Video and Data Delivery System in 1999. The Traverser(TM) DVDDS, is a patented end-to-end system based upon proprietary technology developed in conjunction with Georgia Tech Research Corporation. Because it is an end-to-end video-over-ADSL system, the Traverser(TM) does not interoperate with other manufacturer's DSL CO equipment or CPE modems. This system is the only non-Internet Protocol system on the market today. The company continues to market this product, and believes it to be ideal for customers specifically interested in supporting television services with a minimal need to support high-speed data customers. The legacy Traverser DVDDS has been replaced by mPhase's TV+ solution which has been developed by Lucent Technologies Inc.

The Traverser(TM) is installed at Hart Telephone Company in Hartwell, Georgia, where a user system is currently operational that is being replaced by the TV+ solution.. The legacy Traverser DVDDS system is also installed at the BMW manufacturing plant in Spartanburg, South Carolina for use as a telebroadcast system in a commercial setting.

The mPhase TV+ platform, developed in conjunction with the Bell Labs division of Lucent Technologies, Inc. (Lucent), enables telephone service providers to deliver high speed data, and broadcast TV over copper telephone lines between a telephone service provider's central office and the customer premises. The new mPhase TV+ system, developed in conjunction with Bell Laboratories division of Lucent Technologies, Inc., is also designed to allow for the simultaneous delivery of voice, high speed data, and broadcast TV over copper telephone lines between a telephone service provider's central office (CO) and the customer premises. The TV+ system was developed in conjunction with Bell Laboratories as an outgrowth of mPhase's engagement of Bell Labs in fiscal year 2003 to cost reduce mPhase's set top box that operates with the legacy DVDDS sytem developed by GTRC. The TV+ system replaces the DVDDS system with an open industry standards-based platform. Release 1 of the mPhaseTV+ system is complete and ready for commercial deployment. The TV+ system delivers 255 broadcast television channels over ADSL and utilizes an industry-leading, standards-based Lucent Technologies, Inc.'s StingerTM DSL Access Concentrator for transport of digital television plus high speed internet and voice. The mPhase TV+ system consists of a powerful software platform and a cost reduced set top box located in a telephone customer's premises plus the Lucent Stinger located at the CO or in the loop servicing the customer.

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

The Company believes that the demand for the TV+ system will be greatest in markets primarily outside of the United States that do not have a hybrid fiber coaxial cable ("HFC") infrastructure necessary for cable TV or fiber to the curb necessary for very fast DSL (VDSL). We believe there is a significant cost advantage when our mPhase TV+ solution is compared against other platforms utilizing existing telephone lines containing the same features. Release 1.0 of the mPhase TV+ system completed in July of 2004 does not contain features such as the delivery of two or more TV channels over a single DSL copper telephone line, video on demand, or interactive TV. Release 2.0 of the TV+ completed in September of 2004 contains the same basic characteristics of Release 1.0 plus an enhanced electronic program guide. Releases 1.0 and 2.0 of the TV+ system are designed to operate only with the Lucent Stinger DSLAM.

Release 3.0 of the TV+ solution, expected to be completed in the third quarter of fiscal year 2005, will utilize a communications framework based upon Internet Protocol (IP) instead of Asynchronous Transfer Mode (ATM) that is utilized by Releases 1.0 and 2.0. ATM is an industry standard for transportation of data based upon a packaging of information into a fixed-size cell format for transportation across networks. Many telecommunications service providers currently deploy equipment that handles this protocol because it can support voice, video, data and multimedia applications simultaneously with a high degree of reliability. IP is another transport protocol that maintains network information and routes packets across networks. IP packets are larger and can hold more data than ATM cells. Historically, there have been concerns that service providers would be unable to provide the same quality of service with IP because it is not optimized for time-sensitive signals such as broadcast television and voice. Nevertheless, there is a greater demand by telecommunication service providers for IP systems for delivery of television, voice and high-speed data because such systems are significantly more cost effective to deploy based upon greater scalability.

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

To effectively market this joint solution, mPhase has been established as a Lucent Business Partner. As a business partner, mPhase is able to sell the complete TV +platform, including reselling the Lucent Stinger(R). The agreement enables mPhase to sell the TV+ platform anywhere in the world where the customer is interested in supporting digital video services. Additionally, mPhase and Lucent are jointly marketing this product solution to existing Lucent customers, as well as to Lucent's extensive network of business partners around the world. Together the two companies are in the process of identifying strong opportunities and target markets. Once identified, collectively mPhase and Lucent will approach Lucent's established business partner in that region for further marketing to the appropriate end customer. This co-marketing relationship adds tremendous value to mPhase. By gaining access to Lucent's business partners, mPhase will have the opportunity to significantly increase exposure for its TV +solution without having to increase the size of its direct sales force.

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

From mPhase's inception, the operating activities related primarily to research and development, establishing third-party manufacturing and distribution relationships and developing product brand recognition among telecommunications service providers. These activities included establishing trials and field tests of the Traverser(TM) and TV+ products with Hart Telephone Company in Georgia, and establishing a core administrative and sales organization.

In February of 2004, the Company entered into the business of developing a new battery using the science of Nanotechnology initially targeted for military applications. The Company entered into a Development Agreement with Lucent Technology to develop such battery.

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

General and administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for personnel engaged in direct marketing of the Traverser(TM), the POTS Splitter Shelves and other DSL component products, as well as support functions including executive, legal and accounting personnel. Certain administrative activities are outsourced on a monthly fee basis to Microphase Corporation. Finally, mPhase leases the principal office from Microphase Corporation.Non-cash compensation charge. The Company makes extensive use of stock options and warrants as a form of compensation to employees, directors and outside consultants. From inception (October 2, 1996) through September 30, 2004 the Company has incurred cumulative (a) development stage losses and has an accumulated deficit of $117,606,945 and (b) negative cash flow from operations of $49,512,351. The auditors report for the fiscal year ended June 30, 2004 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". Management estimates that the Company needs to raise approximately $5-10 million during the next 12 months to continue its present level of operations. As of September 30, 2004, the Company had a negative net worth of $4,178,224 up from a negative net worth of $2,917,962 as a result of continuing net losses incurred after June 30, 2004.

In fiscal 2001, the Company had anticipated that the sales of its component products would be able to supplement the underwriting of the completion of our flagship Television over DSL product line . In fiscal 2002 these sales declined with the overall decline of DSL deployments and spending in the telephone industry. For the first three months of fiscal year 2004, sales of POTS splitters were $2,489,201 which was greater than the total of sales of POTS Splitters for the entire fiscal year ending June 30, 2003. However throughout each subsequent quarter of fiscal year 2004, revenues from POTS Splitter sales declined. In period ended September 30, 2004, revenues from POTS Splitter sales were $179,163. The Company believes its new IPOTS product will capture some of the existing DSL deployments, providing increases in revenue in fiscal year 2005. Until such time such revenues are realized, the Company intends on maintaining its reduced cost structure to minimize its losses, which management believes will permit the Company to sustain its development process and ultimately achieve profitability.

The Company believes that significant deployments and resulting revenues from these deployments of its flagship products, the TV+ respectively, are not expected until the second half of fiscal year 2005. The Company further believes that an increase in capital expenditures in the telecommunications industry will also increase sales and improve the Company's margins as well as increase the probability that the Company will attain profitability.

THREE MONTHS ENDED SEPTEMBER 30, 2004 VS. SEPTEMBER 30, 2003

REVENUE

Total revenues were $179,163 for the three months ended September 30, 2004 compared to $2,489,201 for the three months ended September 30, 2003. The decrease was primarily attributable to a decreased demand of the Company's POTS Splitter product line.

COST OF REVENUES

Cost of sales were $129,781 for the three months ended September 30, 2004 as compared to $197,319 in the prior period, representing 72% of gross revenues for the quarter ended September 30, 2004 and 84.3% for the quarter ended September 30, 2003, respectively. Our margins have contracted dramatically over the past four years as spending among the telecommunications providers has contracted, coupled with downward pressures related to the supply and demand of telecommunications products. Margins for the quarter ended September 30, 2004, increased by 12.3% over the margins for the same period ended September 30, 2003. We are unable to determine whether such increase in margins will continue for the remainder of fiscal year 2005.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1,104,400 for the three months ended September 30, 2004 as compared to $611,420 during the comparable period in 2003 or an increase of $657,419. This increase consists of increased spending in TV+ product development activity and Nanotechnology battery exploratory research, the year over year quarterly spending has increased $ 200,400 and $ 300,000 for those products, respectively. Both areas represent activities contracted thought Lucent Technologies and managed by mPhase. Reduced spending with MicroPhase offsets these spending increases.

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

GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $708,895 for the three months ending September 30, 2004 up from $604,892 or an increase of $104,503 from the comparable period in 2003. The increase in this expense is attributable to the growth in salaries and related expense of $78,788 and increased spending on travel and trade shows of $62,946. This increased spending corresponds with a ramp up of selling activities in anticipation of the planned release and commercialization of the TV+ product.

NET LOSS

The Company recorded a net loss of $1,831,862 for the three months ended September 30, 2004 as compared to a loss of $861,511 for the three months ended September 30, 2003. This represents a loss per common share of $.02 for the three month period ended September 30, 2004 as compared to a loss per common share of $.01 for the three months ending September 30, 2003; based upon weighted average common shares outstanding of 71,725,318 and 89,719,962 during the periods ending September 30, 2003 and 2004, respectively.

The Company believes the initial major deployments and the resultant revenues of its Flagship product the TV+ is not expected until the second quarter of fiscal year 2005, which along with any upturn of spending in the telephone industry will also increase sales and improve the Company's margins and provide the Company with the opportunities to attain profitability.

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

Utilization of net operating losses generated through June 30, 2004 may be limited due to "changes in control" of our common stock that occurred.

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

The Company has also incurred charges for beta testing and on-site marketing, including the display of a live working model at Hart Telephone. In addition, the Company has entered into a supply agreement with Hart Telephone, which was scheduled to commence upon the commercial production of the Traverser(TM) which will be replaced by its TV+ solution. A member of mPhase's board of directors is employed by Lintel, Inc., the parent corporation of Hart Telephone.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004 mPhase had working capital deficit of $3,573,904 as compared to working capital deficit of $2,111,452 at June 30, 2004. Through September 30, 2004, the Company had incurred development stage losses totaling approximately $117,606,945. At September 30, 2004, the Company had approximately $45,487 of cash, cash equivalents and approximately $13,909 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) the successful wide scale development, deployment and marketing of its products.

Historically, mPhase has funded its operations and capital expenditures primarily through private placements of common stock. Management expects that its ongoing financial needs will be provided by financing activities and believes that the sales of its line of POTS Splitter products and other related DSL component products will provide some offset to cashflow used in operations, although there can be no assurance as to the level and growth rate of such sales in future periods as seen with quarter to quarter fluctuations in component sales. At September 30, 2004, the Company had cash and cash equivalents of $45,487 compared to $90,045 at June 30, 2004, accounts receivable of $13,909 and inventory of $1,153,232. This compared to $64,100 of accounts receivable and $1,237,972 of inventory at June 30, 2004.

Cash used in operating activities was $1,669,609 during the three months ending September 30, 2004.. The cash used by operating activities principally consists of the net loss, the net decrease in inventory, the net decrease in accounts receivable offset by depreciation and amortization, and by non-cash charges for common stock options and warrants issued for services and increased accrued expenses.

The Company has entered into various agreements with GTARC, pursuant to which the Company receives technical assistance in developing the Digital Video and Data Delivery System. The Company has incurred expenses in connection with technical assistance from GTARC totaling approximately $0, $0, for the three month periods ended September 30, 2004 and 2003, respectively, and $13,539,952 from the period from inception through September 30, 2004. On February 18, 2004, the Company entered into an Agreement with GTARC to convert approximately $1.8 million in outstanding payables into a 5 year cashless warrant to purchase up to 5,069,200 shares of the Company's common stock through 2009. GTRC may receive a royalty of up to 5% of product sales from the Traverser DVDDS product.

As of September 30,2004, mPhase is obligated to pay Lucent Technologies, Inc., a total sum of $940,800 for completion of Version 3.0 of the TV+ product in increments of $156,800 against project milestones. In addition in February of 2004, mPhase entered into a new Development Agreement with Lucent for development of a micro cell battery using the science of Nanotechnology at a total cost of $1.2 million payable in monthly installments of $100,000 each through February of 2005.

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

From inception (October 2, 1996) through September 30, 2004 the Company had incurred development stage losses and has an accumulated deficit of approximately $117,606,945 million and a stockholder's deficit of $4,178,224. For the three months ended September 30, 2004, and from inception through September 30, 2004 respectively, the Company had negative cash flow from operations of $1,669,609 and $49,512,351, respectively. The report of the Company's outside auditor's, Rosenberg, Rich, Baker, Berman and Company with respect to its latest audited 10k for the fiscal year ended June 30,2004 stated that "there is substantial doubt of the Company's ability to continue as a going concern". Management estimates that the Company will need to raise approximately $5-10 million during the next 12 months to continue its present level of operations.

We continue our efforts to raise additional funds through private placements of our common stock and strategic alliances, the proceeds of which are required to fund continuing expenditures and the controlled development stage rollout of our TV+ system. However, there can be no assurance that mPhase will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when needed or at terms that we deem to be reasonable.

We have evaluated our cash requirements for fiscal year 2005 based upon certain assumptions, including our ability to raise additional financing and increased sales of our POTS splitter. The Company anticipates that it will need to raise approximately $5-10 million primarily in private placements of its common stock with accredited investors, during the next 12 months, or alternatively we will need to curtail certain expenses as incurred at the present levels including marketing and research and development expenses. Additional investment in technology design to further enhance the capabilities of the TV+ product will be necessary over the next 12 months. In the long-term, the Company may also invest additional funds annually on research and development of the Nanotechnology product line based upon sales levels, changes to technology and the overall success of the Company attaining sufficient financing until such time as it achieves profitable operations.

Should these cash flows not be available to us, we believe we would have the ability to revise our operating plan and make certain further reductions in expenses, so that our resources which were available at September 30, 2004, plus financing to be secured during fiscal year 2005, and expected POTS splitter revenues, will be sufficient to meet our obligations until the end of fiscal year 2005. We have continued to experience operating losses and negative cash flows. To date, we have funded our operations with a combination of component sales debt conversions with related parties and strategic vendors, and private equity offerings. Management believes that we will be able to secure the necessary financing in the short-term to fund our operations into our next fiscal year. However, failure to raise additional funds, or generate significant cash flows through revenues, could have a material adverse effect on our ability to achieve our intended business objectives.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at September 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c and of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective for the three-month period ended September 30, 2004 the Company issued the following unregistered securities:

A July private placement of 622,000 shares, each with two separate 5 year warrants were sold for $ 155,000, each warrant specifying the right to purchase one additional share at $.25 and $.50, respectively. A September private placement of 1,050,000 shares, each with two separate 5 year warrants were sold for $ 247,400, each warrant specifying the right to purchase one additional share at $.25 and $.35, respectively. A total of 3,344,00 shares have been reserved to provide for conversion in connection with these warrants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBITS AND REPORTS ON FORM 8K.

(a) EXHIBITS

10.19 Amendment No 2 to Development Agreement with Lucent Technologies, Inc for the development of Release 3.0 of the TV+ solution dated as of September 15, 2004.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2. Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8K.

  On September 22, 2004, the Company reported on Form 8K the entry into a new amendment to its Development Agreement with Lucent Technologies, Inc., dated as of September 15, 2004 to develop Version 3.0 of its TV+ solution at a cost of approximately $1.2 million.

  On September 29, 2004, the Company reported on Form 8K a joint press release with Lucent Technologies, Inc. relating to the fabrication of nanotech based batteries that can store electric current.
26

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: November 15, 2004	By: /s/ Martin S. Smiley

Martin S. Smiley
Executive Vice President
Chief Financial Officer and
General Counsel

