Form 10-Q
period 2004-12-31
MPHASE TECHNOLOGIES INC
filed 2005-02-15
CIK 825322

Click Here for Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTER ENDED DECEMBER 31, 2004

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

YES          NO

 THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF February 9, 2005 IS 120,349,661 SHARES, ALL OF ONE CLASS OF $.01 STATED VALUE COMMON STOCK.

 mPHASE TECHNOLOGIES, INC.
INDEX

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1
	Unaudited Consolidated Balance Sheets-June 30, 2004 and December 31, 2004	3
	Unaudited Consolidated Statements of Operations-Three months ended December 31, 2003 and 2004 and from October 2, 1996 (Date of Inception) to December 31, 2004	4
	Unaudited Consolidated Statements of Operations-Six Months ended December 31, 2003 and 2004 and from October 2, 1996 (Date of Inception) to December 31, 2004	5
	Unaudited Consolidated Statement of Changes in Shareholders Deficit Six months ended December 31, 2004	6
	Unaudtied Consolidated Statement of Cash Flow-Six Months Ended December 31, 2003 and 2004 and from October 2, 1997 (Date of Inception) to December 31, 2004	7
	Notes to Consolidated Financial Statments	8
ITEM 2	Management's Discussion and Analysis of Financial Condition and Condition and Results of Operations	15
ITEM 3	Quantitative and Qualitative Disclosures about market risk	26
ITEM 4	CONTROLS AND PROCEDURES	26
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 2.	Changes in Securities	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits and Reports on Form 8-K	28
Signature Page		29

Back to Index

 mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2004	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$90,045	$1,010,903
Accounts receivable, net of bad debt reserve of $0 for each period	64,100	206,069
Stock subscription receivable	886,000	50,000
Inventories, net	1,237,972	790,500
Prepaid expenses and other current assets	81,061	229,123
TOTAL CURRENT ASSETS	2,359,178	2,286,595
Property and equipment, net	52,685	240,393
Patents and licensing rights, net	161,605	144,380
Other Assets	17,250	37,250
TOTAL ASSETS	2,590,718	2,708,618
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	2,088,658	2,633,363,
Accrued expenses	691,033	1,131,529
Due to related parties	625,956	310,960
Notes payable, related parties	300,000	686,046
Deferred revenue	214,180	100,295
Current portion of long term debt	550,803	517,805
TOTAL CURRENT LIABILITIES	4,470,630	5,379,998
Long-term debt, net of current portion	139,500	175,000
Other Liabilities	618,550	-
Notes payable, related parties	280,000	223,049
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' DEFICIT
Common stock, stated value $.01, 150,000,000 shares authorized; 88,899,962 and
109,743,391 shares issued and outstanding at June 30, 2004 and December 31, 2004,
respectively	888,999	1,097,433
Additional paid in capital	111,976,095	116,754,086
Deficit accumulated during development stage	(115,775,083)	(120,912,875)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	(2,917,962)	(3,069,329)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,590,718	$2,708,718

The accompanying notes are an integral part of these financial statements.

Back to Index

 mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		October 2, 1996 (Date of Inception)
	December 31,		to December 31,

	2003	2004	2004
REVENUES	$1,290,935	$295,524	$20,083,728
COSTS AND EXPENSES
Cost of Sales	1,191,193	245,124	14,288,122
Research and development
(including non-cash stock related charges of $0,$385,495 and	843,478	1,054,761	40,572,961
$2,503,114, respectively)
General and Administrative
(including non-cash stock related charges of $195,000, $1,127,833	913,519	2,071,396	81,835,388
and $48,460,975 respectively)
Depreciation and amortization	27,978	127,485	3,018,413
TOTAL COSTS AND EXPENSES	2,976,168	3,498,766	139,714,874
LOSS FROM OPERATIONS	(1,685,233)	(3,203,242)	(119,631,146)
OTHER INCOME (EXPENSE)
Gain (Loss) on extinguishments	-	-	313,020
Minority interest loss in consolidated subsidiary	-	-	20,000
Capital losses	-	(36,911)	(48,169)
Loss from unconsolidated subsidiary	-	-	(1,466,467)
Interest Income (expense), net	(15,633)	(65,777)	(100,113)
TOTAL OTHER INCOME (EXPENSE)	(15,633)	(102,688)	(1,281,729)
NET LOSS	$(1,700,866)	$(3,305,930)	$(120,912,875)
LOSS PER COMMON SHARE, basic and diluted	$(.02)	$(.04)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, basic and diluted	72,814,272	93,388,584

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended		October 2, 1996 (Date of
	December 31,		Inception) to December 31,

	2003	2004	2004
REVENUES	$3,780,137	$474,687	$20,083,728
COSTS AND EXPENSES
Cost of Sales	3,289,937	374,905	14,288,122
Research and development
including non-cash stock related charges of $7,200, $385,495 and	1,454,899	2,156,161	40,572,961
$2,503,114, respectively)
General and Administrative
(including non-cash stock related charges of $748,840, $1,127,833	1,518,411	2,780,291	81,835,388
and $48,460,975, respectively)
Depreciation and amortization	74,082	128,506	3,018,413
TOTAL COSTS AND EXPENSES	6,337,329	5,439,862	139,714,874
LOSS FROM OPERATIONS	(2,557,192)	(4,965,176)	(119,631,146)
OTHER INCOME (EXPENSE)
Gain (Loss) on extinguishments	23,087	(40,500)	318,020
Minority interest loss in consolidated subsidiary	-	-	20,000
Capital losses	-	(36,911)	(48,169)
Loss from unconsolidated subsidiary	-	--	(1,466,467)
Interest Income (expense), net	(31,272)	(95,205)	(100,113)
TOTAL OTHER INCOME (EXPENSE)	(8,185)	(172,616)	(1,281,729)
NET LOSS	$(2,565,377)	$(5,137,792)	$(120,912,875)
LOSS PER COMMON SHARE, basic and diluted	$(.04)	$(.06)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, basic and diluted	72,251,251	91,474,828

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders' Deficit
(Unaudited)

	Shares	$.01 Stated Value	Treasury Stock	Additional	Accumulated Deficit	Total Shareholders (Deficit)
				Paid-in		Equity
				Capital
Balance June 30,	88,899,962	$888,999	$ (7,973)	$111,976,095	$(115,755,083)	$(2,917,962)
2004
Issuance of
common stock with	-	-	-	169,500	-	169,500
warrants in connection
with settlement
of liabilities
Issuance of common	1,672,000	16,720	-	385,380	-	402,100
stock with warrants in
private placements, net of
cash expenses of $15,900
Net Loss	-	-	-	-	(1,831,862)	(1,831,862)
Balance,
September 30,	90,571,962	$905,719	$ (7,973)	$112,530,975	$(117,606,945)	$(4,178,224)
2004
Issuance of	10,717,700	107,177	-	2,009,423	-	2,166,600
common stock
with warrants in
private
placements
Sale of common	2,817,954	28,179	-	535,411	-	563,590
stock through
exercise of
warrants
Issue of Stock	-	-	-	936,333	-	936,333
Options to Consultants
Issuance of Common Stock
to Consultants for services	134,500	1,345	-	25,555	-	26,900
Issue of
additional shares	891,000	8,910	-	176,811	-	185,721
and warrants to
effect revised
pricing on
previous private
offering
Conversion of	4,610,275	46,103	-	539,576	-	585,679
Debt to
Common Stock
and Warrants
Net loss	-	-	-	-	$(3,305,930)	(3,305,930)
Balance,
December 31,	109,743,391	$ 1,097,433	$ (7,973)	$ 116,754,086	$ (120,912,875)	$ (3,069,329)
2004

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

 mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended		October 2, 1996 (Date of Inception)
	December 31,		to December 31,

	2003	2004	2004
Cash Flow From Operating Activities:
Net Loss	$(2,565,377)	(5,137,792)	$(120,912,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	402,257	128,506	6,458,745
Book Value of fixed assets disposed	-		74,272
Provision for doubtful accounts	-		32,124
Gain on debt extinguishments	(23,087)	40,500	(316,609)
Loss on unconsolidated subsidiary	-		1,466,467
Impairment of note receivable	-		232,750
Loss on securities	-		11,258
Non-cash charges relating to issuance of common stock, common	307,245	1,122,054	50,580,944
stock options and Warrants
Changes in assets and liabilities:
Subscription Receivable
Accounts receivable	104,999	(141,969)	(238,193)
Inventories	614,876	237,251	(790,482)
Prepaid expenses and other current assets	30,418	(165,447)	(742,629)
Other non-current assets	-	(20,000)	(20,000)
Accounts payable	401,394	564,705	4,893,812
Accrued expenses	(419,559)	467,221	2,247,090
Due to/from related parties
Microphase	313,226	(96,437)	2,,283,274
Janifast	534,887	(64,636)	2,638,269
Officers	(450,583)	181,970	650,726
Lintel	-		477,000
Others	-	(50,000)	129,472
Receivables from Subsidiary	-		(150,000)
Deferred revenue	-	(113,885)	100,295
Net cash used in operating activities	(749,304)	(3,037,959)	(50,890,701)
Cash Flow from Investing Activities:
Payments related to patents and licensing rights	-	(64,902)	(416,613)
Purchase of fixed assets	(5,500)	(105,973)	(2,747,079)
Net Cash used in investing activities	(5,500)	(170,875)	(3,228,594)
Cash Flow from Financing Activities:
Proceeds from issuance of common stock and exercises of options	679,867	3,945,190	53,532,166
and warrants
Payments of notes payable	(2,000)	(105,498)	(327,335)
Advances from Microphase Corporation	-	-	347,840
Proceeds from notes payable-officers	-	600,000	1,030,000
Repayments of notes payable-officers	-	(300,000)	(300,000)
Repurchase of treasury stock at cost	-	-	(7,973)
Net cash provided by financing activities	677,867	4,138,692	55,130,198
Net increase (decrease) in cash	(76,937)	920,858	1,010,903
CASH AND CASH EQUIVALENTS, beginning of period	396,860	90,045	-
CASH AND CASH EQUIVALENTS, end of period	$319,923	$1,010,903	$1,010,903

 The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

mPhase Technologies, Inc. (the "Company") was organized on October 2, 1996. On February 17, 1997, the Company acquired Tecma Laboratories, Inc. ("Tecma") in a transaction accounted for as a reverse merger. On June 25, 1998, the Company acquired Microphase Telecommunications, Inc. ("MicroTel"), through the issuance of 2,500,000 shares of its common stock in exchange for all the issued and outstanding shares of MicroTel. The assets acquired in this acquisition were patents related to the mPhase line of DSL component products (e.g., POTS Splitters) and patent applications utilized in the Company's proprietary Traverser™ Digital Video Data Delivery System ("Traverser"). The primary business of the company is to design, develop, manufacture and market high band-width telecommunication products incorporating digital subscriber line ("DSL") technology. The Company has replaced the legacy Traverser product with its new TV+ platform developed by Lucent Technologies. The present activities of the Company are focused (a) upon deployment of its TV+ platform and (b) exploratory research and development of a new generation of power cells for military and commercial applications through the use of the science of Nanotechnology. The TV+ platform enables telecommunications service providers to simultaneously deliver broadcast digital television high-speed Internet and voice over copper telephone wires utilizing DSL technology and over fiber. Additionally, the Company sells DSL component products which includes microfilters, splitters, and line extenders, as well as a new line of intelligent pots splitters designed to reduce the cost of deploying DSL.

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

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ending December 31, 2004 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

Through December 31, 2004, the Company had incurred cumulative (a) development stage losses totaling approximately $120,912,875 and (b) negative cash flow from operations equal to $150,996,674. At December 31, 2004, the Company had approximately $1,010,903of cash, cash equivalents and approximately $ 206,069 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Back to Index

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

RECLASSIFICATIONS - Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation.

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

RESEARCH AND DEVELOPMENT - Research and development costs are charged to operations as incurred.

REVENUE RECOGNITION - All revenue included in the accompanying consolidated statements of operations for all periods presented relates to sales of mPhase's line of POTS Splitter products and other related DSL component products. As required, the Company adopted the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which provides guidance on applying generally accepted accounting principles to revenue recognition based on the interpretations and practices of the SEC. The Company recognizes revenue for its line of POTS Splitter products and other DSL component products at the time of shipment, at which time, no other significant obligations of the Company exist, other than normal warranty support. In addition, the Company includes costs of shipping and handling billed to customers in revenue and the related expenses of shipping and handling costs is included in cost of sales.

STOCK-BASED COMPENSATION - During the second quarter of fiscal 2004, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation , for stock-based employee compensation, effective as of the beginning of the fiscal year. Under the modified prospective method of adoption selected by the Company, stock-based employee compensation cost recognized in 2003 is the same as that which would have been recognized had the fair value recognition provisions of Statement 123 been applied to all awards granted after October 1, 1995. The following table illustrates the effect on net income and earnings per share as if the fair value based method has been applied to all outstanding and unvested awards in each period.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net loss, as reported	$(3,305,930)	$(1,700,866)	$(5,137,992)	$(2,565,377)
Add: Stock-based employee compensation expense	-	-	-	-
included in reported net income, net of related tax
effects
Deduct: Total stock-based employee compensation	-	-	-	-
expense determined under fair value based method
for all awards, net of related tax effects
Pro forma net loss	$(3,305,930)	$(1,700,866)	$(5,137,992)	$(2,565,337)
Loss per share:
Basic and diluted-as reported	$(.03)	$(.02 )	$(.05)	$(.04 )
Basic and diluted-pro forma	$(.04)	$(.02 )	$(.06)	$(.04 )

Back to Index

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

RECENT ACCOUNTING PRONOUNCEMENTS -

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

Back to Index

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

STATEMENT OF CASH FLOW SUPPLEMENTAL INFORMATION

	2003	2004
Interest Paid	$6,000	$0
Taxes Paid	$250	$0

Schedule of Non-Cash Activities:
Conversion of accounts payable and accrued expenses to equity		$470,000
Conversion of interest accrued to equity		26,725
Conversion of Notes Payable to equity		88,954
Total Liability to equity Conversions		$585,679

Private Placement Reparation Expense - additional issuance of shares		$185,721

Non- Cash Compensation of Consultants		$936,333

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

Microphase also charges fees for specific projects on a project-by-project basis. During the three months ended December 31, 2003 and 2004 and from inception (October 2, 1996) to December 31, 2004 $87,948, $0 and $7,269,526, respectively, have been charged to expense or inventory under these Agreements and is included in operating expenses in the accompanying consolidated statements of operations.

The Company is obligated to pay a 3% royalty to Microphase on revenues from its proprietary Traverser™ Digital Video and Data Delivery System and DSL component products. For the six months ended December 31, 2003 and 2004, mPhase recorded royalties to Microphase totaling $103,185 and $11,784, respectively.

As a result of the foregoing transactions as of December 31, 2004, the Company had a $355,000 payable to Microphase, which is included in notes payable to related parties and $ 132,990 of unpaid invoices are included in amounts due to related parties in the accompanying consolidated balance sheet. Additionally, at December 31, 2004, there are no undelivered purchase orders that remain outstanding to Microphase.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the six months ended December 31, 2003 and 2004 and the period from inception (October 2, 1996) to December 31, 2004, $1,816,019, $398,715 and $2,214,734, respectively have been charged by Janifast to inventory or expense and is included in operating expenses in the accompanying statements of operations.

As a result of the foregoing transactions as of December 31, 2004, the Company had $ 274,144 payable to Janifast, which is included in amounts due to related parties in the accompanying balance sheet. Additionally, at December 31, 2004, approximately $94,700 of undelivered purchase orders remain outstanding to Janifast Ltd.

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

3. INVENTORIES

Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists mainly of the Company's POTS Splitter shelves and cards. At December 31, 2004 inventory is comprised of the following:

Raw materials	75,833
Work in progress	-
Finished goods	1,102,284
Total	1,178,717
Less: Reserve for Obsolescence	(388,235)
Net Inventory	790,482

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Utilization of net operating losses generated through December 31, 2004 may be limited due to changes in ownership that have occurred.

5. ACCRUED EXPENSES

Accrued expenses representing accrued general and administrative expenditures were $1,131,529 at December 31, 2004. At December 31, 2004 unpaid invoices for expenses for research and development expenses incurred with Lucent Technologies, Inc. totaling $613,600 were included in accounts payable.

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

During the three months ended December 31, 2003 and ended December 31, 2004, mPhaseTelevision.Net, Inc., was charged $0 and $0, respectively for fees and costs by its joint venture partner and its affiliates.

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

7. EQUITY TRANSACTIONS

In July of 2004, the Company issued 622,000 shares of its common stock together with a like amount of callable warrants at $.35 and $.50 respectively in a private placement. In August and September of 2004, the Company issued 1,050,000 shares of its common stock together with a like amount of callable warrants at $.25 and $.50 per share in private placements, which after cash outlays of approximately $15,900, generated net proceeds of $247,500. The aggregate net proceeds of such private placements of $402,100 were collected during the three month period ended September 30, 2004. On December 7, 2004, the Company issued an additional 891,000 shares to the investors in the foregoing private placements due to a market value adjustment. These shares were valued at $185,721 which is included in general and administrative expenses in the accompanying statement of operations for the period ended December 31, 2004.

During the three months ending December 31, 2004, the Company granted 134,500 shares of its common stock to consultants for

Back to Index

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

services performed valued at $26,900. Additionally, the Company issued 2,817,914 shares of its common stock pursuant to the exercise of previously outstanding warrants, generating net proceeds intended to be used for general corporate purpose of $563,590. During the quarter ended December 31 of 2004, the Company issued equity units consisting of 10,717,700 shares of its common stock together with a like amount of warrants, with an exercise price of $.25, in a private placement generating net proceeds intended to be used for working capital and general corporate purposes, of $2,116,600 of which $2,066,600 was collected through December 31, 2004 and $50,000 was collected in January of 2005. A consultant who assisted the Company with this transaction also received 100,000 shares of the Company's common stock. Additionally, in connection with such private placement, the Company issued an additional 3,750,000 equity units in January of 2005 generating proceeds of $750,000.

8. DEBT CONVERSIONS AND EXTENSIONS

During the six months ending December 31, 2004, accounts payable in the amount of $250,000 owed by mPhase to Microphase Corporation was cancelled in exchange for the 1,250,000 shares of common stock and a 5 year warrant to purchase a like amount of shares at $.25.In addition for such period, Janifast Ltd. cancelled $200,000 of accounts payable owed by mPhase in exchange for 1,000,000 shares of common stock and a 5 year warrant to purchase a like amount of shares at $.25 per share.

In addition a demand note payable to Martin Smiley, CFO and General Counsel of mPhase, in the amount of $75,000 was converted into 375,000 shares of common stock plus a 5 year warrant to purchase a like amount of shares at $.25 per share and Mr. Smiley extended from July 25, 2004 to July 25, 2005 a $100,000 promissory note carrying 12% interest. In addition Mr. Smiley converted accrued and unpaid interest on his various promissory notes of $ 9,975 through December 31, 2004 into 49,875 shares of common stock plus a 5 year warrant to purchase a like amount of common stock at $.25 per share. Mr. Smiley's remaining $100,000 note is convertible into Common Stock of mPhase at the rate of $.25 cents per share through July 25, 2009. Upon conversion, the note holder will be granted warrants to purchase an equivalent amount of mPhase Common Stock at $.25 cents per share for a period of five years from the date of conversion plus a 5 year warrant for a like amount of shares at $.25 per share. Mr. Ronald A. Durando converted $13,000 of accrued and unpaid interest on various demand notes issued by the Company for loans by Mr. Durando during the six month period ended December 31, 2004 into 65,000 shares of common stock plus a 5 year warrant to purchase a like amount of shares at $.25 per share. In addition Mr. Durando converted $13,954 of principal of a $75,000 promissory note into the exercise, in full , of a warrant to purchase 1,395,400 shares of common stock at $.01 previously granted to Mr. Durando in exchange for cancellation of unpaid compensation. Finally, Mr. Gustave Dotoli, Chief Operating Officer of the Company converted $ 3,750 of accrued and unpaid interest on a $75,000 promissory note into 375,000 shares of common stock at $.01 pursuant to a portion of a warrant previously granted to Mr. Dotoli for unpaid compensation.

Mr. Edward Suozzo, a consultant of the Company, converted $20,000 of accounts payable owed by the Company to 100,000 shares of common stock plus a 5 year warrant to purchase 100,000 shares of common stock at $.25 per share.

Back to Index

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. COMMITMENTS AND CONTINGENCIES

The Company has entered into various agreements with Georgia Tech Research Corporation ("GTRC"), pursuant to which the Company receives technical assistance in developing the commercialization of its Digital Video and Data Delivery System (DVDDS). The amounts incurred by the Company for GTRC technical assistance with respect to its research and development activities and included in the accompanying consolidated statement of operations for the six months ending December 31, 2003 and 2004 and for the period from inception through December 31, 2004 totaled approximately $0, $0 and $13,539,952 respectively.

If and when sales commence utilizing this particular technology, the Company will be obligated to pay to GTRC a royalty of up to 5% of sales of the Traverser™ DVDDS.

10. DEFERRED REVENUE

Deferred revenue of $ 100,295 held on December 31, 2004 consists of a customer deposit made upon placement of a customer purchase order for delivery of TV+ products. This advance payment will be recorded as a sale upon delivery of the product scheduled for the third quarter of fiscal year 2005.

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

RESULTS OF OPERATIONS

OVERVIEW

mPhase, a New Jersey corporation, founded in 1996 is a publicly-held company with over 12,000 shareholders and approximately 120 million shares of common stock outstanding. The Company's common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. We are headquartered in Norwalk, Connecticut with offices in Little Falls, NJ and New York, N.Y. mPhase shares common office space with Microphase Corporation, a privately held company. Microphase is a leader in the field of radio frequency and filtering technologies within the defense and telecommunications industry. It has been in operation for almost 50 years and supports mPhase with both engineering, administrative and financial resources as needed.

Back to Index

mPhase develops, markets and sells a line of innovative DSL ("digital subscriber line")-based broadband telecommunications equipment. Our flagship product is our TV+ solution enabling the delivery of television over DSL by telephone service providers. This product facilitates telephone companies becoming full service communications providers by enabling the simultaneous delivery of digital broadcast television, high speed data and voice services over the existing telephone line infrastructure. mPhase has developed its flagship product with a specific target in mind-telephone companies in parts of the world where access to multichannel television is limited. To that end, mPhase's primary goal is to develop cost-effective TV over DSL solutions that support proven, revenue-generating services (i.e., broadcast television) rather than developing robust, feature-intensive and expensive platforms intended to compete with cable companies such as those that exist in the US.

mPhase introduced its first TV over DSL product, the Traverser™ Digital Video and Data Delivery System in 1999. The Traverser™ DVDDS, is a patented end-to-end system based upon proprietary technology developed in conjunction with Georgia Tech Research Corporation. Because it is an end-to-end video-over-ADSL system, the Traverser™ does not interoperate with other manufacturer's DSL CO equipment or CPE modems. This system is the only non-Internet Protocol system on the market today.

The Traverser™ is installed at Hart Telephone Company in Hartwell, Georgia, where a 20 user system is currently operational. Hart Telephone competed the construction of its digital head end toward the end of 2001, marking the Traverser's™ transition to commercial deployment. A Traverser™ system is also installed at the BMW manufacturing plant in Spartanburg, South Carolina for use as a telebroadcast system in a commercial setting.

The mPhase TV+ platform, developed in conjunction with the Bell Labs division of Lucent Technologies, Inc. Lucent has replaced the Company's legacy Traverser DVDDS system. The TV+ system enables telephone service providers to deliver high speed data, and broadcast TV over copper telephone lines between a telephone service provider's central office and the customer premises. The new mPhase TV+ system, developed in conjunction with Bell Laboratories division of Lucent Technologies, Inc., is also designed to allow for the simultaneous delivery of voice, high speed data, and broadcast TV over copper telephone lines between a telephone service provider's central office (CO) and the customer premises. The TV+ system was developed as an outgrowth of mPhase's engagement of Bell Labs in fiscal year 2003 to cost reduce mPhase's set top box that operates with the legacy DVDDS sytem developed by GTRC. The TV+ system replaces the DVDDS system with an open industry standards-based platform. Release 1 of the mPhaseTV+ system is complete and ready for commercial deployment. The TV+ system delivers 255 broadcast television channels over ADSL and utilizes an industry-leading, standards-based Lucent Technologies, Inc.'s Stinger TM DSL Access Concentrator for transport of digital television plus high speed internet and voice. The mPhase TV+ system consists of a powerful software platform and a cost reduced set top box located in a telephone customer's premises plus the Lucent Stinger located at the CO or in the loop servicing the customer.

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

Back to Index

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

To effectively market the joint solution of the TV+ and the Lucent Stinger DSLAM, mPhase has been established as a Lucent Business Partner. As a business partner, mPhase is able to sell the complete TV+ platform, including reselling the Lucent Stinger®. The agreement enables mPhase to sell the TV+ platform anywhere in the world where the customer is interested in supporting digital video services. Additionally, mPhase and Lucent are jointly marketing this product solution to existing Lucent customers, as well as to Lucent's extensive network of business partners around the world. Together the two companies are in the process of identifying strong opportunities and target markets. Once identified, collectively mPhase and Lucent will approach Lucent's established business partner in that region for further marketing to the appropriate end customer. This co-marketing relationship adds tremendous value to mPhase. By gaining access to Lucent's business partners, mPhase will have the opportunity to significantly increase exposure for its TV+ solution without having to increase the size of its direct sales force.

mPhase DSL Component Products - mPhase also has designed and markets a line of DSL component products ranging from items such as Plain Old Telephone Service (POTS) splitters to innovative loop management products. From our inception in 1996 to date virtually all of mPhase's revenue has been derived from sales of our component DSL products such as POTS splitters and low pass filters. Our newest innovation in our suite of DSL component products is our iPOTS or Intelligent POTS splitter product. This product enables telephone service providers comprehensive remote and automated test access to all elements of a DSL network. The iPOTS1, and iPOTS3 allow a telephone service provider to bypass POTS splitters on a DSL network and avoid having to manually intervene and disrupt line usage so a test signal can pass through a DSL network. This product marks an advancement in automating DSL loop management. As DSL deployments increase, it is becoming more important for telecommunications service providers to streamline the process for rolling-out and troubleshooting DSL services. Additionally, as competition for high speed Internet expands, the market is witnessing a reduction in the price for such service. Therefore, it has become imperative that telecommunications service providers lower the operational costs involved with supporting DSL services. Currently our iPOTS1 is designed for use with the Lucent Stinger, whereas, the iPOTS3 (recently renamed the "Broadband Watch") product is compatible with DSLAM's manufactured by other vendors. mPhase currently has a non-exclusive worldwide distribution agreement with Corning Cable Systems for the sale of the iPOTS products.

Back to Index

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

From mPhase's inception, the operating activities related primarily to research and development, establishing third-party manufacturing and distribution relationships and developing product brand recognition among telecommunications service providers. These activities included establishing trials and field tests of the Traverser™ product with Hart Telephone Company in Georgia and the TV+ in Russia, and establishing a core administrative and sales organization.

In February of 2004, the Company entered into the exploratory development of a new power cell with an extended shelf life utilizing the science of Nanotechnology. The Company has currently engaged Lucent Technologies, Inc. to perform Research and Development of this product.

Revenues. To date, all material revenues have been generated from sales of the POTS Splitter Shelves and other DSL component products to a small number of telecommunications companies. In December of 2004, the Company received an order for 1000 ports at a price of 280 per port of its TV+ product from Lucent Russia for deployment by a major telephone service provider in Russia. Future revenues because of the length and variability of the commercial roll-out of the TV+ to various telecommunications service providers. Since the Company believes that there may be a significant international market for the TV+ involving many different countries, with different regulations, certifications and commercial practices than the United States, future revenues are highly subject to the changing variables and uncertainties. Additionally, the recent instability of the telecommunications market evidenced by reduction in capital spending across the whole telecom sector contributes to our difficulty in accurately predicting future revenues.

Cost of revenues. The costs necessary to generate revenues from the sale of POTS Splitter Shelves and other related DSL component products include direct material, labor and manufacturing. mPhase paid these costs to Janifast Ltd., which has facilities in the People's Republic of China and is owned by and managed by certain senior executives of the Company. The cost of revenues also includes certain royalties paid to Microphase Corporation, a privately held corporation organized in 1955, which shares certain common management with the Company. Costs for future production , if any, of the legacy Traverser™ product will consist primarily of payments to manufacturers to acquire the necessary components and assemble the products and future patent royalties payable to Georgia Tech Research Corporation, ("GTRC").

Research and development. Research and development expenses consist principally of payments made to Lucent Technologies, Inc. for development of its TV+ and exploratory research of Nanotechnology battery. In addition, the Company has incurred certain research and development expenses with Mircrophase Corporation in connection with its Broadband Watch product. All research and development costs are expensed as incurred.

General and administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for personnel engaged in direct marketing of the TV+, the POTS Splitter Shelves and other DSL component products and Nanotechnology battery product, as well as support functions including executive, legal and accounting personnel. Certain administrative activities are outsourced on a monthly fee basis to Microphase Corporation. Finally, mPhase leases the principal office from Microphase Corporation. Non-cash compensation charge. The Company makes extensive use of stock options and warrants as a form of compensation to employees, directors and outside consultants. From inception (October 2, 1996) through December 31, 2004 the Company has incurred cumulative (a) development stage losses and has an accumulated deficit of $120,912,875 and (b) negative cash flow from operations of $50,890,701. The auditors report for the fiscal year ended June 30, 2004 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". Management estimates that the Company needs to raise approximately $5,000,000-$10,000,000 during the next 12 months to continue its present level of operations. As of December 31, 2004, the Company had a negative net worth of $3,069,329 compared to a negative net worth of $2,917,962 as a result of continuing net losses incurred after June 30, 2004.

Back to Index

In fiscal 2001, the Company had anticipated that the sales of its component products would be able to supplement the underwriting of the completion of our flagship product television over DSL product line. In fiscal 2002 these sales declined with the overall decline of DSL deployments and spending in the telephone industry. For the second three months of fiscal year 2005, sales of POTS splitters were $171,864. The Company believes its new IPOTS product will capture some of the existing DSL deployments, providing increases in revenue in the third quarter of fiscal 2005. Until such time such revenues are realized, the Company intends on maintaining its reduced cost structure to minimize its losses, which management believes will permit the Company to sustain its development process and ultimately achieve profitability.

The Company believes that significant deployments and resulting revenues from the deployment of the TV+ are not expected until the second quarter of fiscal year 2005.. The Company further believes that an increase in capital expenditures in the telecommunications industry will also increase sales and improve the Company's margins as well as increase the probability that the Company will attain profitability. The Company does not expect to derive any material revenue from its Nanotechnology product development until fiscal year 2006

THREE MONTHS ENDED DECEMBER 31, 2004 VS. DECEMBER 31, 2003

REVENUE

Total revenues were $295,524 for the three months ended December 31, 2004 compared to $1,290,935 for the three months ended December 31, 2003. The decrease was primarily attributable to an decreased demand of the Company's POTS Splitter product line. The Company continues to believe that its line of POTS Splitter products is positioned to be competitively priced with high reliability and connectivity, and as such has the potential to be a part of continuing DSL deployment worldwide. The Company cannot predict when a new upturn in sales of its POTS Splitter product might begin. The revenue was primarily from one customer, Covad Communications.

COST OF REVENUES

Cost of sales were $245,125 for the three months ended December 31, 2004 as compared to $1,191,193 in the comparable prior period in 2003, representing 83% of gross revenues for the quarter ended December 31, 2004 and 92.3% for the quarter ended December 31, 2003, respectively. Our margins have contracted dramatically over the past three years as spending among the telecommunications providers has contracted, coupled with downward pressures related to the supply and demand of telecommunications products. Margins for the quarter ended December 31, 2004, decreased by 4.7 % over the margins for the same period ended December 31, 2003 due primarily due to an increase in manufacturing cost related to the startup and deployment of the Company's TV+ product.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1,054,761 for the three months ended December 31, 2004 as compared to $843,478 during the comparable period in 2003 or an increase of $211,830. This consists of increased spending in TV+ product development activity and Nanotechnology battery exploratory research. Both areas represent activities contracted though Lucent Technologies and other vendors such as Magpie, Velonkani, and Espeal and managed by mPhase. Reduced spending with Microphase Corporation  partially offsets these spending increases.

Back to Index

The Company expects continued increases in research and development costs throughout fiscal year 2005 as the Company continues and expands its development through Lucent Technologies, Inc of the TV+ and Nanotechnology product lines.. In order to broaden and diversify its current line of business into additional high growth technology areas, the Company plans to continue its development efforts commenced in fiscal year 2004, with the Bell labs division of Lucent Technologies, Inc. to commercialize the use of nano power cell technology. Lucent/ Bell Labs is developing for mPhase micro-power source arrays fabricated using nanotextured, superhydrophobic materials. This new business arrangement with Lucent Bell Labs will give mPhase the opportunity to develop and offer breakthrough battery technology applications, initially to government market segments including defense and homeland security, and ultimately to the commercial market. The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for the defense department.

Research expenditures incurred with Microphase were related to the continuing development of the company's DSL component products, including the company's line of pots splitters and microfilters and the company's newest products, the ipots(tm ) and the mphase stretch. We believe the mphase ipots(tm ) offers a much-needed solution for the DSL industry; the ipots(tm ) or Broadband Watch product that enables telcos to remotely and cost-effectively perform loop management and maintenance including line testing, qualification and troubleshooting. Prior to the introduction of such product , loop management could not be remotely performed through a conventional pots splitter without manual intervention.. The unique (patent pending) ipots(tm ) or Broadband Watch circuit allows most test heads to perform both narrow and wideband testing of the local loop through the central office pots splitter without having to physically disconnect the pots splitter, thereby eliminating the need to dispatch personnel and a truckroll.

GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $2,780,291 for the six months ending December 31, 2004 up from $1,518,411 or an increase of $1,261,880 from the comparable period in 2003. The increase in the selling, general and administrative costs is comprised primarily of non-cash charges relating to the issuance of common stock and options to consultants, which totaled $1,127,283 for the six months ended December 31, 2004 as compared to $307,245 for the comparable period ended December 31, 2003 resulting in an increase of $820,038. The increase in selling, general and administrative expenses is also attributable to $185,721 of expenses associated with adjustments of offering prices of certain of the private placements completed in fiscal year 2005. Additionally travel expenses increased by $69,494 and increased spending in advertising, trade shows and marketing and resulting expenses amounted to an aggregate of $119,503.We expect sales and travel expenses to grow as the Company's approaches the deployment of its TV+ products in the future.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $128,506 for the six months ending December 31, 2004, up from $74,082, or an increase of $54,424 from the comparable period in 2003. The decrease is a result of the company's reduced outlays for capital expenditures in its two most recent fiscal years. We do not expect such downward trend to continue but such depreciation and amortization expense should remain at the current reduced levels until the company commences deployment of its television over DSL platforms. We expect to increase capital expenditures in connecting with the deployment of equipment at test sites with various telecommunications service providers globally as deployment of our TV+ product progresses.

NET LOSS

The Company recorded a net loss of $5,137,192 for the six months ended December 31, 2004 as compared to a loss of $2,565,377 for the six months ended December 31, 2003. This represents a loss per common share of $.06 for the six month period ended December 31, 2004 as compared to a loss per common share of $.04 for the six months ending December 31, 2003; based upon weighted average common shares outstanding of 91,474,828 and 72,251,251 during the periods ending December 31, 2004 and 2003, respectively.

Although it is difficult to predict the exact timing of additional material deployments of its TV+ product, the Company believes that significant revenue is not expected until the fourth quarter of fiscal year 2005, which along with any upturn of spending in the telephone industry, will also increase sales and improve the Company's operating margins and provide the Company with the opportunity to attain profitability sometime in fiscal year 2006.

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

Back to Index

MATERIAL RELATED PARTY TRANSACTIONS

The Company records material related party transactions. The Company incurs costs for engineering, design and production of prototypes and certain administrative functions from Microphase Corporation and the purchase of finished goods, primarily consisting of DSL splitter shelves and filters, from Janifast Limited. The Company has incurred costs for obtaining transmission rights. This enabled the Company to obtain re-transmission accreditation to proprietary television content that the Company plans to provide with its flagship product, the TV+ within its incorporated joint venture mPhase Television.net, in which the Company owns a 56.5% interest.

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

Mr. Durando, the President and CEO of mPhase, owns a controlling interest and is a director of Janifast Limited. Mr. Durando and Mr. Dotoli are officers of Microphase Corporation. Mr. Ergul, the chairman of the board of mPhase, owns a controlling interest and is a director of Microphase Corporation. Microphase, Janifast, Hart Telephone and Lintel Corporation are significant shareholders of mPhase. Microphase, Janifast and Hart Telephone have converted significant liabilities to equity in fiscal years June 30, 2001, 2002 and 2003 and Janifast Ltd. and Microphase Corporation converted $200,000 and $250,000 of accounts payable respectively into common stock and warrants as of December 31, 2004. Management believes the amounts charged to the Company by Microphase, Janifast, mPhase Television.net and Hart Telephone are commensurate to amounts that would be incurred if outside parties were used. The Company believes Microphase, Janifast and Hart Telephone have the ability to fulfill their obligations to the Company without further support from the Company.

Mr. Durando's June 30, 2004 note payable balance of $300,00 was repaid by the Company during the six month period ending December 30, 2004. During the 6 month period, Mr. Durando made additional bridge loans to the Company evidenced by various 12% demand notes in the Aggregate of $525,000. Mr. Durando was repaid a total of $450,000 of such loans in January of 2005. In addition, Mr. Durando converted $13,954 of the principal amount of a $75,000 promissory note leaving unpaid principal of $61,046 outstanding. Mr. Durando converted $13,000 of accrued and unpaid interest on various promissory notes of the Company into 65,000 shares of common stock and a 5 year warrant to purchase a like amount of common stock at $.25 per share.

During the 6 month period ended December 31, 2005 Mr. Dotoli and Mr. Smiley, the COO and CFO and General Counsel of the Company respectively, each lent the Company $75,000. Mr. Dotoli was repaid, the principal amount of such loan, in cash in January of 2005 and Mr. Smiley converted his $75,000 loan into 375,000 shares of common stock of the Company plus a 5 year warrant to purchase a like amount of shares at $.25 per share. Mr. Dotoli cancelled $3,750 of accrued and unpaid interest from August 15, 2004 through January 15, 2004 into 375,000 shares of common stock pursuant to the terms of a portion of a warrant that was exercised at $.01 per share previously given by the Company to Mr. Dotoli in exchange for and cancellation of unpaid compensation.

Back to Index

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004 mPhase had working capital deficit of $3,093,043 as compared to working capital deficit of $3,007,748 at December 31, 2003. Through December 31, 2004, the Company had incurred development stage losses totaling approximately $120,912,875. At December 31, 2004, the Company had approximately $1,010,903 of cash, cash equivalents and approximately $206,069 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) the successful wide scale development, deployment and marketing of its products.

Historically, mPhase has funded its operations and capital expenditures primarily through private placements of common stock. Management expects that its ongoing financial needs will be provided by financing activities and believes that the sales of its line of POTS Splitter products and other related DSL component products will provide some offset to cash flow used in operations, although there can be no assurance as to the level and growth rate of such sales in future periods as seen with quarter to quarter fluctuations in component sales. At December 31, 2004, the Company had cash and cash equivalents of $1,010,903 compared to $90,045 at June 30, 2004, accounts receivable of $206,069 and inventory of $790,500. This compared to $64,100 of accounts receivable and $1,237,972 of inventory at June 30, 2004.

Cash used in operating activities was $1,615,859 during the six months ending December 31, 2004. The cash used by operating activities principally consists of the net loss, and significant changes in assets and liabilities, including additional cash provided by increasing accounts payable and accrued expenses by approximately $985,201 offset by depreciation and amortization of $128,506, and by non-cash charges of $1,242,793 for common stock options and warrants issued for services and cash flow provided from a decrease in inventory of approximately $447,490. The Company does not expect decreases of inventory to be as significant in upcoming quarters, yet we will not need to increase inventory until the roll out of our TV+ platform.

The Company has entered into various agreements with GTARC, pursuant to which the Company receives technical assistance in developing the Digital Video and Data Delivery System. The Company has incurred expenses in connection with technical assistance from GTARC totaling approximately $0, $0, for the three month periods ended December 31, 2004 and 2003, respectively, and $13,539,932 from the period from inception through December 31, 2004. On February 18, 2004 the Company entered into an Agreement with GTARC to convert approximately $1.8 million in outstanding payables into a 5 year cashless warrant to purchase up to 5.069,200 shares of the Company's common stock through 2009. GTRC may receive a royalty of up to 5% from any future sales by the Company of its legacy Traverser DVDDS product.

As of December 31, 2004, mPhase is obligated to pay Lucent Technologies, Inc., the sum of $784,000 in 5 payments of $156,800 each against project milestones under its current Development Agreement for development of Version 3.0 of its TV+ product. In addition, the Company is obligated to make payments of $100,000 per month through December of 2004 under a separate Development Agreement with Lucent covering development of its new battery developed through the science of NanoTechnology.

Back to Index

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

From inception (October 2, 1996) through December 31, 2004 the Company had incurred development stage losses and has an accumulated deficit of approximately $120,912,875 and a stockholder's deficit of $3,069,329. For the six months ended December 31, 2004, and from inception through December 31, 2004 respectively, the Company had negative cash flow from operations of $3,037,959 and $50,890,701 respectively. The report of the Company's outside auditor's, Rosenberg, Rich, Baker, Berman and Company with respect to its latest audited 10k for the fiscal year ended June 30,2004 stated that "there is substantial doubt of the Company's ability to continue as a going concern". Management estimates that the Company will need to raise approximately $5-10 million during the next 12 months to continue its present level of operations.

We continue our efforts to raise additional funds through private placements of our common stock and strategic alliances, the proceeds of which are required to fund continuing expenditures and the controlled development stage rollout of our TV+. However, there can be no assurance that mPhase will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when needed or at terms that we deem to be reasonable.

We have evaluated our cash requirements for the remainder of fiscal year 2005 based upon certain assumptions, including our ability to raise additional financing and increased sales of our POTS Splitter, Broadband Watch and TV+ products . The Company anticipates that it will need to raise, at a minimum, approximately $5-10 primarily in private placement of its common stock with accredited investors, during the next 12 months, or alternatively we will need to curtail certain expenses as incurred at the present levels including marketing and research and development expenses. Additional investments in development of the TV+ and Nanotechnology battery products will be required in the next 12 months.

Management believes that the up to $10 million to be raised, in new Private Placements in the capital markets, will be sufficient to cover its current operating expenses and permit the company to maintain its present operational levels. This amount may be supplemented with additional funds that could be received from investors, currently holding warrants to purchase up to a total of approximately 19.8 million shares of common stock at exercise prices of approximately $.30 per share which are presently "in the money" and can be exercised during the next 12 months.

Should these cash flows not be available to us, we believe we would have the ability to revise our operating plan and make certain further reductions in expenses, so that our resources which were available at December 31, 2004, plus financing to be secured during the balance of fiscal year 2005, and expected POTS splitter revenues, will be sufficient to meet our obligations through the end of fiscal year 2005 . We have continued to experience operating losses and negative cash flows. To date, we have funded our operations with a combination of component sales debt conversions with related parties and strategic vendors, and private equity offerings. Management believes that we will be able to secure the necessary financing in the short-term to fund our operations into our next fiscal year. However, failure to raise additional funds, or generate significant cash flows through revenues, could have a material adverse effect on our ability to achieve our intended business objectives.

Back to Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c and of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES

Effective for the three-month period ended December 31, 2004 the Company issued the following unregistered securities:

During the three months ending December 31, 2004, the Company granted 134,500 shares of its common stock to consultants for services performed valued at $26,900. Additionally, the Company issued 2,817,954 shares of its common stock pursuant to the exercise of previously outstanding warrants, generating net proceeds intended to be used for general corporate purpose of $563,590. During the quarter ended December 31 of 2004, the Company issued equity units consisting of 10,717,500 shares of its common stock together with a like amount of warrants, with an exercise price of $25, in a private placement generating net proceeds intended to be used for working capital and general corporate purposes, of 2,116,600 of which $2,066,600 was collected through December 31, 2004 and $50,000 was collected in January of 2005. A consultant who assisted the Company with this transaction also received 100,000 shares of the Company's common stock.

During January of 2005, the Company issued an additional 3,750,000 shares of equity units as part of the private placement begun in the second quarter of fiscal year 2005, generating additional proceeds of $750,000. Additionally, 1,000,000 shares of common stock plus a 5 year warrant for a like amount of shares at $.25 per share were issued to Janifast Ltd. upon conversion of $200,000 of accounts payable. In addition 424,875 shares of common stock plus a 5 year warrant for a like amount of shares at $.25 per share were issued to Martin Smiley, CFO and General Counsel of the Company in connection with his conversion of a $75,000 promissory note plus accrued interest of $9,975. In addition 65,000 shares of common stock and a 5 year warrant for a like amount of stock at $.25 per share were issued to Mr. Durando, President and CEO of the Company for conversion of $13,000 of accrued interest on various promissory notes issued by the Company and also received 1,395,400 shares of common stock of the Company in connection with the exercise of a warrant at $.01 per share previously awarded for unpaid compensation. A reduction in principal of $13,954 of a $75,000 promissory note to Mr. Durando was made for payment of the exercise price of 0.1 per share under the warrant. Mr. Gustave T. Dotoli, Chief Operating Officer of the Company also was issued 375,000 shares of common stock of the Company in connection with the exercise of a portion of a warrant at $.01 per share. Payment for such exercise was made in exchange for cancellation of $3,750 of accrued interest on a $75,000 promissory note. Finally Mr. Souzzo, a consultant, received 100,000 shares of common stock plus a 5 year warrant for a like amount of stock at $.25 per share in exchange for cancellation of $20,000 of accounts payable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

Back to Index

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1) On October 12, 2004 the Company reported on Form 8-K the sale of a private placement of 950,000 equity units at $.25 of unregistered securities.

(2) On November 22, 2004 the Company reported on Form 8-K the selection of the Broadband Loop Watch product by Saudi Arabia Telecom.

(3) On November 22, 2004 the Company reported on Form 8-K that is will sell mPhase TV+ product in support of 1000 deployed ports to a Russian Telecommunications Service Provider through Lucent Russia.

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

mPHASE TECHNOLOGIES, INC.
Dated: February 15, 2005	By: /s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President
Chief Financial Officer and
General Counsel
29

Back to Index

Exhibit 31.1

CERTIFICATIONS

I, Ronald A. Durando, certify that:

  I have reviewed this quarterly report on Form 10-Q of mPhase Technologies, Inc.;

  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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
  Evaluated the effectiveness of eth registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
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
/s/ Ronald A. Durando

Ronald A. Durando
Chief Executive Officer

February 15, 2005

Back to Index

Exhibit 31.2

CERTIFICATIONS

I, Martin S. Smiley, certify that:

  I have reviewed this quarterly report on Form 10-Q of mPhase Technologies, Inc.;

  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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
  Evaluated the effectiveness of eth registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
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

February 15, 2005

Back to Index

Exhibit 32.1

MPHASE TECHNOLGIES, INC.

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of mPhase Technologies, Inc., a New Jersey corporation (the "Company"), on Form 10Q for the quarter ended December 31, 2004, as filed with the Securities and Exchange Commission (the "Report"), I, Ronald A. Durando, Chief Executive Officer of the Company certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, I all material respects, the financial condition and results of operations of the Company.
/s/ Ronald A. Durando

Ronald A. Durando
Chief Executive Officer

February 15, 2005

Back to Index

Exhibit 32.2

MPHASE TECHNOLGIES, INC.

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of mPhase Technologies, Inc., a New Jersey corporation (the "Company"), on Form 10Q for the quarter ended December 31, 2004, as filed with the Securities and Exchange Commission (the "Report"), I, Martin S. Smiley, Chief Financial Officer of the Company certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, I all material respects, the financial condition and results of operations of the Company.
/s/ Martin S. Smiley

Martin S. Smiley
Chief Financial Officer

February 15, 2005