Form 10-Q
period 2005-03-31
MPHASE TECHNOLOGIES INC
filed 2005-05-20
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTER ENDED March 31, 2005

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

YES     NO

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF May 3, 2005 IS 129,960,987 SHARES, ALL OF ONE CLASS OF $.01 STATED VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

INDEX

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	June 30,	March 31,
	2004	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$90,045	$237,828
Accounts receivable, net of bad debt reserve of $0 for each period	64,100	354,903
Stock subscription receivable	886,000	-
Inventories, net	1,237,972	862,963
Production advances - Janifast	-	337,709
Prepaid expenses and other current assets	81,061	169,503
TOTAL CURRENT ASSETS	2,359,178	1,962,906

Property and equipment, net	52,685	178,626
Patents and licensing rights, net	161,605	176,972
Other Assets	17,250	-

TOTAL ASSETS	2,590,718	2,318,504

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	2,088,658	2,565,629
Accrued expenses	691,033	957,925
Due to related parties	625,956	280,739
Notes payable, related parties	300,000	242,000
Deferred revenue	214,180	-
Current portion of long term debt	550,803	248,891
TOTAL CURRENT LIABILITIES	4,470,630	4,295,184

Long-term debt, net of current portion	139,500	281,000
Other Liabilities	618,550	279,500
Notes payable, related parties	280,000	-
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' DEFICIT
Common stock, stated value $.01, 250,000,000 shares authorized; 88,899,962 and
129,960,987 shares issued and outstanding at June 30, 2004 and March 31, 2005,
respectively	888,999	1,299,610
Additional paid in capital	111,976,095	121,430,506
Deficit accumulated during development stage	(115,775,083)	(125,259,323)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	(2,917,962)	(2,537,180)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,590,718	$2,318,504

The accompanying notes are an integral part of these financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		October 2, 1996 (Date of
			Inception)
	March 31,		to March 31,
	2004	2005	2005

REVENUES	$555,339	$564,316	$20,648,044
COSTS AND EXPENSES
Cost of Sales	483,964	448,312	14,736,424
Research and development	1,403,817	1,663,967	42,236,928
(including non-cash stock related charges of $0, $0 and
$2,503,114 respectively)
General and Administrative	803,411	2,636,066	84,471,454
(including non-cash stock related charges of $36,900,
$1,636,028 and $50,097,003 respectively)
Depreciation and amortization	26,801	65,144	3,083,557
TOTAL COSTS AND EXPENSES	2,717,993	4,813,489	144,528,363

LOSS FROM OPERATIONS	(2,162,654)	(4,249,173)	(123,880,319)

OTHER INCOME (EXPENSE)
Gain (Loss) on extinguishments	(152,078)	(58,893)	254,127
Minority interest loss in consolidated subsidiary	-	-	20,000
Capital losses	-	(1,447)	(49,616)
Loss from unconsolidated subsidiary	-	-	(1,466,467)
Interest Income (expense), net	(19,664)	(36,935)	(137,048)

TOTAL OTHER INCOME (EXPENSE)	(171,742)	(92,275)	(1,379,004)

NET LOSS	$(2,334,396)	$(4,346,268)	$(125,259,323)

LOSS PER COMMON SHARE, basic and diluted	$(.03)	$(.04)

WEIGHTED AVERAGE COMMON	81,564,405	120,015,504
SHARES OUTSTANDING, basic and diluted

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended		October 2, 1996 (Date of
	March 31,		Inception) to March 31,
	2004	2005	2005

REVENUES	$4,335,476	$1,039,003	$20,648,944
COSTS AND EXPENSES
Cost of Sales	3,878,389	823,217	14,736,424
Research and development	2,858,715	3,820,128	42,236,928
including non-cash stock related charges of $0, $0 and
$2,503,114, respectively)
General and Administrative	2,196,052	5,416,357	84,471,454
(including non-cash stock related charges of $785,740,
$2,763,861 and $50,097,003, respectively)
Depreciation and amortization	100,883	193,650	3,083,557
TOTAL COSTS AND EXPENSES	9,033,889	10,253,352	144,528,363

LOSS FROM OPERATIONS	(4,698,483)	(9,214,349)	(123,880,319)

OTHER INCOME (EXPENSE)
Gain (Loss) on extinguishments	(128,991)	(99,393)	254,127
Minority interest loss in consolidated subsidiary	-	-	20,000
Capital losses	-	(38,358)	(49,616)
Loss from unconsolidated subsidiary	-	--	(1,466,467)
Interest Income (expense), net	(72,367)	(132,140)	(137,048)
TOTAL OTHER INCOME (EXPENSE)	(201,358)	(269,891)	(1,379,004)

NET LOSS	$(4,899,771)	$(9,484,240)	$(125,259,323)

LOSS PER COMMON SHARE, basic and diluted	$(.07)	$(.09)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, basic and diluted	75,312,435	101,062,839

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders' Deficit
(Unaudited)

							Total
		$.01 Stated			Additional Paid	Accumulated	Shareholders

	Shares	Value	Treasury Stock		in Capital	Deficit	Equity
Balance, June 30, 2004	88,899,962	$888,999		$(7,973)	$111,976,095	$(115,775,083)	$(2,917,962)

Issuance of Shares in Private
Placement	26,286,716	$262,867		$-	$5,225,576	$-	$5,488,443

Issuance of Shares in connection
with exercise of warrants	3,300,954	$33,009		$-	$530,581	$-	$563,590

Conversion of Debt to Common
Stock and warrants	3,437,271	$34,372	$		$997,052	$-	$1,031,424

Options Awarded to Consultants	-	$-	$		$1,821,100	$-	$1,821,100

Options Awarded to Officers	-	$-	$		$625,290	$-	$625,290

Issuance of shares to officers
for services	425,000	$4,250	$		$127,500	$-	$131,750

Exercise of cashless warrant	4,949,684	$49,499		$-	$(49,499)	$-	$-

Exercise of warrants by
Officers	1,770,400	$17,704		$-	$-	$-	$17,704

Reparation of Private Placement
Offering	891,000	$8,910		$-	$176,811	$-	$185,721

Net Loss	-	$-		$-	$-	$(9,484,240)	$(9,484,240)

March 31, 2005	129,960,987	$1,299,610		$(7,973)	$121,430,506	$(125,259,323)	$(2,537,180)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended		October 2, 1996 (Date of
			Inception)
		March 31,	to March 31,
	2004	2005	2005
Cash Flow From Operating Activities:
Net Loss	$(4,889,771)	$(9,484,240)	$(125,259,323)
Adjustments to reconcile net loss to net cash used in
operating
activities:
Depreciation and amortization	573,579	193,650	6,523,889
Book Value of fixed assets disposed	-	-	74,272
Provision for doubtful accounts	-	-	32,124
(Gain) loss on debt extinguishments	128,991	99,393	(254,127)
Loss on unconsolidated subsidiary	-	-	1,466,467
Impairment of note receivable		17,250	250,000
Loss on securities	-	38,358	49,616
Non-cash charges relating to issuance of common
stock, common
stock options and Warrants	344,143	2,763,861	52,222,751
Changes in assets and liabilities:
Accounts receivable	164,844	(290,803)	(387,027)
Inventories	1,077,080	160,209	(867,524)
Production advances - Related Party		(337,709)	(337,709)
Prepaid expenses and other current assets	30,417	(88,442)	(88,442)
Other non-current assets	-	-	(577,182)
Accounts payable	279,422	539,314	4,868,421
Accrued expenses	(133,670)	395,892	2,175,761
Due to/from related parties
Microphase	66,156	92,083	2,488,794
Janifast	(205,998)	103,543	2,806,448
Officers	(90,583)	(86,139)	382,617
Lintel	-	-	477,000
Others	-	(179,482)	-
Receivables from Subsidiary	-	-	(150,000)
Deferred revenue	-	(214,180)	-
Net cash used in operating activities	(2,665,390)	(6,277,632)	(54,120,374)

Cash Flow from Investing Activities:
Payments related to patents and licensing rights	-	(50,836)	(467,449)
Purchase of fixed assets	(5,500)	(107,481)	(2,748,587)
Net Cash used in investing activities	(5,500)	(158,317)	(3,216,036)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock and
exercises of options and warrants	3,834,092	6,938,033	57,410,509
Payments of notes payable	(5,000)	(129,301)	(351,138)
Advances from Microphase Corporation	(180,000)	--	347,840
Proceeds from notes payable-officers	-	600,000	(1,030,000)
Repayments of notes payable-officers	-	(825,000)	(855,000)
Repurchase of treasury stock at cost	-	--	(7,973)
Net cash provided by financing activities	3,649,092	6,583,732	57,574,238

Net increase (decrease) in cash	978,202	147,783	237,828
CASH AND CASH EQUIVALENTS, beginning of
period	396,860	90,045	-
CASH AND CASH EQUIVALENTS, end of period	$1,375,062	$237,828	$237,828

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

mPhase Technologies, Inc. (the "Company") was organized on October 2, 1996. On February 17, 1997, the Company acquired Tecma Laboratories, Inc. ("Tecma") in a transaction accounted for as a reverse merger. On June 25, 1998, the Company acquired Microphase Telecommunications, Inc. ("MicroTel"), through the issuance of 2,500,000 shares of its common stock in exchange for all the issued and outstanding shares of MicroTel. The assets acquired in this acquisition were patents related to the mPhase line of DSL component products (e.g., POTS Splitters) and patent applications utilized in the Company's proprietary Traverser Digital Video Data Delivery System ("Traverser"). The primary business of the company is to design, develop, manufacture and market high band-width telecommunication products incorporating digital subscriber line ("DSL") technology. The Company has replaced the legacy Traverser product with its new TV+ platform developed by Lucent Technologies. The present activities of the Company are focused (a) upon deployment of its TV+ platform and (b) exploratory research and development of a new generation of power cells for military and commercial applications through the use of the science of Nanotechnology. The TV+ platform enables telecommunications service providers to simultaneously deliver broadcast digital television high-speed Internet and voice over copper telephone wires utilizing DSL technology and over fiber. Additionally, the Company sells DSL component products which includes microfilters, splitters, and line extenders, as well as a new line of intelligent pots splitters designed to reduce the cost of deploying DSL.

The Company is in the development stage, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." and its present activities are focused on the commercial deployment of its proprietary Traverser and associated DSL component products. Since mPhase is in the development stage, the accompanying consolidated financial statements should not be regarded as typical for normal operating periods.

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ending March 31, 2005 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

Through March 31, 2005, the Company had incurred cumulative (a) development stage losses totaling approximately $125,259,323 and (b) negative cash flow from operations equal to $54,120,374. At March 31, 2005, the Company had approximately $237,828 of cash, cash equivalents and approximately $ 206,069 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2005	2004	2005
Net loss, as reported	$(2,334,396)	$(4,346,269)	$(4,499,771)	$(9,484,240)
Add: Stock-based employee compensation	-	-	-	-
expense
included in reported net income, net of related
tax
effects	$-	$131,750	$-	$131,750
Deduct: Total stock-based employee	-	-	-	-
compensation
expense determined under fair value based
method
for all awards, net of related tax effects	$-	$(131,750)	$-	$(444,396)
Pro forma net loss	$(2,334,396)	$(4,346,268)	$(4,499,771)	$(9,786,886)
Loss per share:
Basic and diluted-as reported	$(.03)	$(.04)	$(.07)	$(.09 )
Basic and diluted-pro forma	$(.03)	$(.04 )	$(.07)	$(.09)

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

RECENT ACCOUNTING PRONOUNCEMENTS -

FASB 150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issues SFAS statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity".  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable.  It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption.  The adoption of this statement beginning with the quarter commencing August 1, 2003 did not have a significant impact of the Company's results of operations or financial position.

FASB 151 - Inventory Costs

In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No. 43, relating to inventory costs.  This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43.  In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities.  This Statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date of this Statement is issued.  Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 152 - Accounting for Real Estate Time-Sharing Transactions

In December 2004, the FASB issued FASB Statement No. 152, which amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.  This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real-estate time sharing transactions .  The accounting for those operations and costs is subject to the guidance in SOP 04-2.  This Statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Management believes this Statement will have no impact on the fiscal statements of the Company once adopted.

FASB 153 - Exchange of Nonmonetary Assets

In December 2004, the FASB issued FASB Statement No. 153.  This Statement addresses the measurement of exchanges of nonmonetary assets.  The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This Statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued.  Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 123 (revised 2004) - Share-Based Payments

In December, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment".  Among other things, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values.  The Company is required to adopt the provisions of Statement No. 123(R) in its interim period beginning February 1, 2006.  Adoption of Standard No. 123(R) is not expected to have a material impact on the Company's financial statements.

FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities"

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

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

STATEMENT OF CASH FLOW SUPPLEMENTAL INFORMATION

	2004	2005
Interest Paid	$47,094	$11,587
Taxes Paid	$250	$0
Schedule of Non-Cash Activities:
Conversion of accounts payable and accrued expenses to equity	$1,834,211	$743,950
Conversion of interest accrued to equity	$-	$26,225
Conversion of Notes Payable to equity	$-	$261,249
Private Placement Reparation Expense - additional issuance of shares		$185,721
Investments in patents paid with equity	$38,750	-

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

Microphase also charges fees for specific projects on a project-by-project basis. During the nine months ended March 31, 2004 and 2005 and from inception (October 2, 1996) to March 31, 2005 $538,399, $135,000 and $7,696,205, respectively, have been charged to expense or inventory under these Agreements and is included in operating expenses in the accompanying consolidated statements of operations.

The Company is obligated to pay a 3% royalty to Microphase on revenues from its proprietary Traverser Digital Video and Data Delivery System and DSL component products. For the nine months ended March 31, 2004 and 2005, mPhase recorded royalties to Microphase totaling $13,646 and $129,679, respectively.

As a result of the foregoing transactions as of March 31, 2005, the Company had a $180,000 note payable to Microphase, which is included in notes payable to related parties and $280,739 of unpaid invoices are included in amounts due to related parties in the accompanying consolidated balance sheet. Additionally, at March 31, 2005, there are no undelivered purchase orders that remain outstanding to Microphase.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the nine months ended March 31, 2004 and 2005 and the period from inception (October 2, 1996) to March 31, 2005, $184,082, $448,208 and $7,672,734, respectively have been charged by Janifast to inventory or expense and is included in operating expenses in the accompanying statements of operations.

As a result of the foregoing transactions as of March 31, 2005, the Company had $ 337,709 receivable from Janifast Ltd., which is included in production advances - Janifast in the accompanying balance sheet. Additionally, at March 31, 2005, approximately $623,403 of undelivered purchase orders remain outstanding to Janifast Ltd.

As consideration for a letter of settlement with a former consultant of mPhase, the Company had loaned the former consultant $250,000 in the form of a Note ("Note"), secured by 75,000 shares of the former consultants common stock of mPhase. The Note was due April 7, 2001.  The Company has reserved the full amount due under this note.

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

3. INVENTORIES

Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists mainly of the Company's POTS Splitter shelves and cards. At March 31, 2005 inventory is comprised of the following:

Raw materials	75,833

Finished goods	1,099532

Total	1,251,198

Less: Reserve for Obsolescence	(388,235)

Net Inventory	862,963

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Utilization of net operating losses generated through March 31, 2005 may be limited due to changes in ownership that have occurred.

5. ACCRUED EXPENSES

Accrued expenses representing accrued general and administrative expenditures were $538,891 at March 31, 2005. At March 31, 2005 unpaid invoices for expenses for research and development expenses incurred with Lucent Technologies, Inc. totaling $781,827 were included in accounts payable.

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

During the three months ended March 31, 2004 and ended March 31, 2005, mPhaseTelevision.Net, Inc., was charged $0 and $0, respectively for fees and costs by its joint venture partner and its affiliates.

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

During the three months ending December 31, 2004, the Company granted 134,500 shares of its common stock to consultants for services performed valued at $26,900. Additionally, the Company issued 2,817,914 shares of its common stock pursuant to the exercise of previously outstanding warrants, generating net proceeds intended to be used for general corporate purpose of $563,590. During the quarter ended December 31 of 2004, the Company issued equity units consisting of 10,717,700 shares of its common stock together with a like amount of warrants, with an exercise price of $.25, in a private placement generating net proceeds intended to be used for working capital and general corporate purposes, of $2,116,600 of which $2,066,600 was collected through December 31, 2004 and $50,000 was collected in January of 2005. A consultant who assisted the Company with this transaction also received 100,000 shares of the Company's common stock.Additionally, the December 2004 private placement was closed out in January of 2005 with the placement of 3,600,000 equity units at $.20 per unit consisting of one share of common stock plus5 year warrants for a like amount of shares with a strike price of $.25 per share generating net proceeds of $720,000 to the Company.

A January Private Placement realized net proceeds of $357,250 upon issuance of 1,793,750 shares of Common Stock at $.20 per share plus 5 year warrants to purchase 1,793,750 shares of Common Stock at $.25 per share. A later Private Placement realized net proceeds of $1,351,000 upon issuance of 4,920,000 shares of Common Stock plus 5 year warrants to purchase 4,920,000 shares of Common Stock at $.25 per share.

In January of 2005 there were stock option awards issued to two consultants for services performed. The company granted 250,000 options to a consultant for professional services, these options provide for the right of stock purchase at an exercise price of $.25, these options have a five year life and expire in January of 2010. A second award issued a like number of options to another service provider under similar terms, except that the options associated with this second award offer a call feature, available to the company, for redemption of such options at a call price of $.45 at any time during their five year life. In aggregate, 400,000 options were issued in connection with these awards and will result in a charge to General and Administrative non-cash expense in the amount of $ 133,990 in the third quarter of fiscal 2005. The valuation of this charge was made on the basis of the fair market value of the Company's common stock on the date of grant using the Black-Scholes option premium model.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In February of 2005, GTARC tendered 5,069,242 of cashless warrants which they held in connection with a previous debt settlement in exchange for 4,949,684 if the company's shares of common stock, the balance of the 119,558 warrants were effectively cancelled as a result of certain warrant exercise exchange provisions adjusting the exchange rate based on specified stock pricing experience as per the original debt settlement agreement.

A March Private Placement resulted in the realization of net proceeds of $1,217,000 upon issuance of 4,396,667 shares of Common Stock at $.30 per share plus 5 year warrants to purchase 4,396,667 shares of Common Stock at $.30 per share.

On February 17 of 2005, the Company granted 2,600,000 warrants and 400,000 options to consultants for services performed valued at $ 1,328,600 and $ 204,400, respectively. The warrants and options provide the right to purchase a share of mPhase common stock at an exercise price $.45 and $.30 per share, respectively, over their 5 year life expiring in February of 2010. These warrant and option awards were valued on the basis of the fair market value of the Company's common stock on the date of grant using the Black-Scholes option premium model and the value of the award will be expensed to General and Administrative non-cash expenses in the third quarter of fiscal 2005.

Also in January of 2005, Martin Smiley was awarded additional compensation of 425,000 shares of common stock. . This award will result in a charge to General and Administrative non-cash expense in the amount of $ 131,750 in the third quarter of fiscal 2005, representing an expense recognition consistent with the market price of that stock of $.31 on the date of that award.

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

In late February and early March of 2005, the various vendors converted approximately $173,898 in accounts payable due from the Company into 535,296 shares of Common stock aggregating $183,310 in full settlement of those obligations.

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

Mr. Gustave Dotoli, Chief Operating Officer of the Company converted $ 3,750 of accrued and unpaid interest on a $75,000 promissory note into 375,000 shares of common stock at $.01 pursuant to a portion of a warrant previously granted to Mr. Dotoli for unpaid compensation. A consultant of the Company converted $20,000 of accounts payable owed by the Company to 100,000 shares of common stock plus a 5 year warrant to purchase 100,000 shares of common stock at $.25 per share.

In addition a demand note payable to Martin Smiley, CFO and General Counsel of mPhase, in the amount of $75,000 was converted into 375,000 shares of common stock plus a 5 year warrant to purchase a like amount of shares at $.25 per share and Mr. Smiley extended from July 25, 2004 to July 25, 2005 a $100,000 promissory note carrying 12% interest. In addition Mr. Smiley converted accrued and unpaid interest on his various promissory notes of $ 9,975 into 49,875 shares of common stock plus a 5 year warrant to purchase a like amount of common stock at $.25 per share. Mr. Smiley's remaining $100,000 note is convertible into Common Stock of mPhase at the rate of $.25 cents per share through July 25, 2009. Upon conversion, the note holder will be granted warrants to purchase an equivalent amount of mPhase Common Stock at $.25 cents per share for a period of five years from the date of conversion plus a 5 year warrant for a like amount of shares at $.25 per share.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. COMMITMENTS AND CONTINGENCIES

The Company has entered into various agreements with Georgia Tech Research Corporation ("GTRC"), pursuant to which the Company receives technical assistance in developing the commercialization of its Digital Video and Data Delivery System (DVDDS). The amounts incurred by the Company for GTRC technical assistance with respect to its research and development activities and included in the accompanying consolidated statement of operations for the nine months ending March 31, 2004 and 2005 and for the period from inception through March 31, 2005 totaled approximately $0, $0 and $13,539,952 respectively.

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

RESULTS OF OPERATIONS

OVERVIEW

mPhase, a New Jersey corporation, founded in 1996 is a publicly-held company with over 13,000 shareholders and approximately 130 million shares of common stock outstanding. The Company's common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. We are headquartered in Norwalk, Connecticut with offices in Little Falls, NJ and New York, N.Y. mPhase shares common office space with Microphase Corporation, a privately held company. Microphase is a leader in the field of radio frequency and filtering technologies within the defense and telecommunications industry. It has been in operation for almost 50 years and supports mPhase with both engineering, administrative and financial resources as needed.

mPhase develops, markets and sells a line of innovative DSL ("digital subscriber line")-based broadband telecommunications equipment. Our flagship product is our TV+ solution enabling the delivery of television over DSL by telephone service providers. This product facilitates telephone companies becoming full service communications providers by enabling the simultaneous delivery of digital broadcast television, high speed data and voice services over the existing telephone line infrastructure. mPhase has developed its flagship product with a specific target in mind-telephone companies in parts of the world where access to multi-channel television is limited. To that end, mPhase's primary goal is to develop cost-effective TV over DSL solutions that support proven, revenue-generating services (i.e., broadcast television) rather than developing robust, feature-intensive and expensive platforms intended to compete with cable companies such as those that exist in the US.

mPhase introduced its first TV over DSL product, the Traverser Digital Video and Data Delivery System in 1999. The Traverser DVDDS, is a patented end-to-end system based upon proprietary technology developed in conjunction with Georgia Tech Research Corporation. Because it is an end-to-end video-over-ADSL system, the Traverser does not interoperate with other manufacturer's DSL CO equipment or CPE modems. This system is the only non-Internet Protocol system on the market today.

The Traverser is installed at Hart Telephone Company in Hartwell. Hart Telephone competed the construction of its digital head end toward the end of 2001, marking the Traverser's transition to commercial deployment. A Traverser system is also installed at the BMW manufacturing plant in Spartanburg, South Carolina for use as a telebroadcast system in a commercial setting.

The mPhase TV+ platform, developed in conjunction with the Bell Labs division of Lucent Technologies, Inc. Lucent has replaced the Company's legacy Traverser DVDDS system. The TV+ system enables telephone service providers to deliver high speed data, and broadcast TV over copper telephone lines between a telephone service provider's central office and the customer premises. The new mPhase TV+ system, developed in conjunction with Bell Laboratories division of Lucent Technologies, Inc., is also designed to allow for the simultaneous delivery of voice, high speed data, and broadcast TV over copper telephone lines between a telephone service provider's central office (CO) and the customer premises. The TV+ system was developed as an outgrowth of mPhase's engagement of Bell Labs in fiscal year 2003 to cost reduce mPhase's set top box that operates with the legacy DVDDS sytem developed by GTRC. The TV+ system replaces the DVDDS system with an open industry standards-based platform. Release 2 of the mPhaseTV+ system is complete and ready for commercial deployment. The TV+ system delivers 255 broadcast television channels over ADSL and utilizes an industry-leading, standards-based Lucent Technologies, Inc.'s Stinger TM DSL Access Concentrator for transport of digital television plus high speed internet and voice. The mPhase TV+ system consists of a powerful software platform and a cost reduced set top box located in a telephone customer's premises plus the Lucent Stinger located at the central office of the service provider or in the loop servicing the customer.

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

Release 3.0 of the TV+ solution, expected to be completed in the second quarter of fiscal year 2006, will utilize a communications framework based upon Internet Protocol (IP) instead of Asynchronous Transfer Mode (ATM) that is utilized by Releases 1.0 and 2.0. ATM is an industry standard for transportation of data based upon a packaging of information into a fixed-size cell format for transportation across networks. Many telecommunications service providers currently deploy equipment that handles this protocol because it can support voice, video, data and multimedia applications simultaneously with a high degree of reliability. IP is another transport protocol that maintains network information and routes packets across networks. IP packets are larger and can hold more data than ATM cells. Historically, there have been concerns that service providers would be unable to provide the same quality of service with IP because it is not optimized for time-sensitive signals such as broadcast television and voice. Nevertheless, there is a greater demand by telecommunication service providers for IP systems for delivery of television, voice and high-speed data because such systems are significantly more cost effective to deploy based upon greater scalability.

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

To effectively market the joint solution of the TV+ and the Lucent Stinger DSLAM, mPhase has been established as a Lucent Business Partner. As a business partner, mPhase is able to sell the complete TV+ platform, including reselling the Lucent Stinger® The agreement enables mPhase to sell the TV+ platform anywhere in the world where the customer is interested in supporting digital video services. Additionally, mPhase and Lucent are jointly marketing this product solution to existing Lucent customers, as well as to Lucent's extensive network of business partners around the world. Together the two companies are in the process of identifying strong opportunities and target markets. Once identified, collectively mPhase and Lucent will approach Lucent's established business partner in that region for further marketing to the appropriate end customer. This co-marketing relationship adds tremendous value to mPhase. By gaining access to Lucent's business partners, mPhase will have the opportunity to significantly increase exposure for its TV+ solution without having to increase the size of its direct sales force.

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

mPhase was organized on October 2, 1996. On February 17, 1997, the Company acquired Tecma Laboratories, Inc., a public corporation in a reverse merger transaction. This resulted in the Company's stock becoming publicly traded on the NASDAQ Over-the-Counter Bulletin Board. On June 25, 1998, the Company acquired Microphase Telecommunications, Inc. in a stock for stock exchange, whose principal assets included patents and patent applications utilized in the Company's Traverser product. On March 2, 2000, mPhase acquired an interest in mPhaseTelevision.Net, Inc., a joint venture organized to provide digital television programming content to service providers deploying television over DSL.

From mPhase's inception, the operating activities related primarily to research and development, establishing third-party manufacturing and distribution relationships and developing product brand recognition among telecommunications service providers. These activities included establishing trials and field tests of the Traverser product with Hart Telephone Company in Georgia and the TV+ in Russia, and establishing a core administrative and sales organization.

In on March 10, 2005, the Company expanded its development of Nanotechnology products by entering into an agreement with the Bell Labs division of Lucent Technologies Inc. to develop a Micro Electro Mechanical System directional sensor. In February of 2005 the Company extended its contract entered into in February of 2004 for an additional 12 months for exploratory development of a new power cell with an extended shelf life utilizing the science of Nanotechnology.

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

Cost of revenues. The costs necessary to generate revenues from the sale of POTS Splitter Shelves and other related DSL component products include direct material, labor and manufacturing. mPhase paid these costs to Janifast Ltd., which has facilities in the People's Republic of China and is owned by and managed by certain senior executives of the Company. The cost of revenues also includes certain royalties paid to Microphase Corporation, a privately held corporation organized in 1955, which shares certain common management with the Company. Costs for future production , if any, of the legacy Traverser product will consist primarily of payments to manufacturers to acquire the necessary components and assemble the products and future patent royalties payable to Georgia Tech Research Corporation, ("GTRC").

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

General and administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for personnel engaged in direct marketing of the TV+, the POTS Splitter Shelves and other DSL component products and Nanotechnology battery product, as well as support functions including executive, legal and accounting personnel. Certain administrative activities are outsourced on a monthly fee basis to Microphase Corporation. Finally, mPhase leases the principal office from Microphase Corporation. Non-cash compensation charge. The Company makes extensive use of stock options and warrants as a form of compensation to employees, directors and outside consultants. From inception (October 2, 1996) through March 31, 2005 the Company has incurred cumulative (a) development stage losses and has an accumulated deficit of $125,259,323 and (b) negative cash flow from operations of $54,120,374. The auditors report for the fiscal year ended June 30, 2004 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". Management estimates that the Company needs to raise approximately $5,000,000-$10,000,000 during the next 12 months to continue its present level of operations. As of March 31, 2005, the Company had a negative net worth of $2,537,180 compared to a negative net worth of $2,917,962 as a result of continuing net losses incurred after June 30, 2004.

In fiscal 2001, the Company had anticipated that the sales of its component products would be able to supplement the underwriting of the completion of our flagship product television over DSL product line. In fiscal 2002 these sales declined with the overall decline of DSL deployments and spending in the telephone industry. For the second three months of fiscal year 2005, sales of POTS splitters were $171,864. The Company believes its new IPOTS product will capture some of the existing DSL deployments, providing increases in revenue in the fourth quarter of fiscal 2005. Until such time such revenues are realized, the Company intends on maintaining its reduced cost structure to minimize its losses, which management believes will permit the Company to sustain its development process and ultimately achieve profitability.

The Company believes that significant deployments and resulting revenues from the deployment of the TV+ are not expected until the second quarter of fiscal year 2006.. The Company further believes that an increase in capital expenditures in the telecommunications industry will also increase sales and improve the Company's margins as well as increase the probability that the Company will attain profitability. The Company does not expect to derive any material revenue from its Nanotechnology product development until fiscal year 2006

THREE MONTHS ENDED MARCH 31, 2005 VS. MARCH 31, 2004

REVENUE

Total revenues were $564,316 for the three months ended March 31, 2005 compared to $555,339 for the three months ended March 31, 2004. The revenue for the three months ended March 31, 2005 included of $68,860 of revenues from deployment of its TV+ product in Russia and revenues from POTS Splitter sales that decreased slightly.. The Company continues to believe that its line of POTS Splitter products is positioned to be competitively priced with high reliability and connectivity, and as such has the potential to be a part of continuing DSL deployment worldwide. The Company cannot predict when a new upturn in sales of its POTS Splitter product might begin. The revenue was primarily from one customer, Covad Communications.

COST OF REVENUES

Cost of sales were $448,312 for the three months ended March 31, 2005 as compared to $483,964 in the comparable prior period in 2004, representing 79.4% of gross revenues for the quarter ended March 31, 2005 and 81.1% for the quarter ended March 31, 2004, respectively. Our margins have contracted dramatically over the past three years as spending among the telecommunications providers has contracted, coupled with downward pressures related to the supply and demand of telecommunications products. Margins for the quarter ended March 31, 2005, increased by 1.7% over the margins for the same period ended March 31, 2004 due primarily due to enhanced margins associated with deployment of the Company's TV+ product.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1,663,967 for the three months ended March 31, 2005 as compared to $1,403,817 during the comparable period in 2004 or an increase of $260,150. This consists of increased spending in TV+ product development activity and Nanotechnology battery and the new Magnetometer product. Both areas represent activities contracted though Lucent Technologies and other vendors and managed by mPhase. Reduced spending with Microphase Corporation partially offsets these spending increases.

The Company expects continued increases in research and development costs throughout fiscal year 2005 as the Company continues and expands its development through Lucent Technologies, Inc of the TV+ and Nanotechnology product lines.. In order to broaden and diversify its current line of business into additional high growth technology areas, the Company plans to continue its development efforts commenced in fiscal year 2004, with the Bell labs division of Lucent Technologies, Inc. to commercialize the use of nano power cell technology and Magnetometer sensors. Lucent/ Bell Labs is developing for mPhase micro-power source arrays fabricated using nanotextured, superhydrophobic materials as well as directional sensors. The business arrangement with Lucent Bell Labs will give mPhase the opportunity to develop and offer breakthrough battery technology applications, initially to government market segments including defense and homeland security, and ultimately to the commercial market. The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for the defense department and sensors with military applications.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $2,636,066 for the three months ending March 31, 2005 up from $1,403,817 or an increase of $1,232,249 from the comparable period in 2004. The increase in the selling, general and administrative costs is comprised primarily of non-cash charges relating to the issuance of common stock and options to consultants, which totaled $1,688,500 for the three months ended March 31, 2005 as compared to $36,900 for the comparable period ended March 31, 2004. The increase in selling, general and administrative expenses is also attributable to $185,724 of expenses associated with adjustments of offering prices of certain of the private placements completed in fiscal year 2005.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $65,144 for the three months ending March 31, 2005, up from $26,801, or an increase of $38,343 from the comparable period in 2004. The increase is a result of the company's increased outlays for capital expenditures. We expect such depreciation and amortization expense should remain at the current reduced levels until the company commences deployment of its television over DSL platforms. We expect to increase capital expenditures in connecting with the deployment of equipment at test sites with various telecommunications service providers globally as deployment of our TV+ product progresses.

NET LOSS

The Company recorded a net loss of $4,326,448 for the three months ended March 31, 2005 as compared to a loss of $2,334,396 for the three months ended March 31, 2004. This represents a loss per common share of $.04 for the three month period ended March 31, 2005 as compared to a loss per common share of $.03 for the three months ending March 31, 2004; based upon weighted average common shares outstanding of 120,015,504 and 81,564,405 during the periods ending March 31, 2005 and 2004, respectively.

Although it is difficult to predict the exact timing of additional material deployments of its TV+ product, the Company believes that significant revenue is not expected until the second quarter of fiscal year 2006, which along with any upturn of spending in the telephone industry, will also increase sales and improve the Company's operating margins and provide the Company with the opportunity to attain profitability sometime in fiscal year 2006.

NINE MONTHS ENDED MARCH 31, 2005 VS. MARCH 31, 2004

REVENUE

Total revenues were $1,039,003 for the nine months ended March 31, 2005 compared to $4,335,476 for the nine months ended March 31, 2004. The decrease was attributable primarily to significantly decreasing sales of the Company's POTS Splitter product. There remains continued volatility in capital spending in the telecommunications market, including customers that order component products from the Company. The Company continues to believe that its line of POTS Splitter products is positioned to be competitively priced with high reliability and connectivity, and as such has the potential to be a significant part of DSL deployment worldwide. The Company cannot predict future demand for such product line.

COST OF REVENUES

Cost of sales was $823,217 for the nine months ended March 31, 2005 as compared to $3,878,389 in the prior period, corresponding with the substantial decrease in sales.  Cost of revenues were 79.2% and 98.5% respectively of gross revenues, for the nine months ended March 31, 2005 and 2004.

RESEARCH AND DEVELOPMENT

Research and development expenses were $3,820,128 for the nine months ended March 31, 2005 as compared to $2,858,715 during the comparable period in 2004 or an increase of $961,413. The increased expenditures represented an expansion of contract R&D activities, consisting of approximately $ 500,000 in increased spending on Nanotechnology and approximately $ 200,000 in the start up of Magnetometer Research and Development. The balance of the increase is attributed to increased TV+ Version 3.0 spending.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $5,416,357 for the nine months ending March 31, 2005, up from $2,196,052 or an increase of $3,220,305 from the comparable period in 2004. The increase in the selling, general and administrative costs included an increase of non-cash charges relating to the issuance of common stock, warrants and options to outside consultants and Company Officers of $ 8,577,940 and $ 757,040, respectively. Non-cash expense associated with reparation of the offering processes of certain private placements completed in this fiscal year also accounted for $ 181,721 of the increase in spending.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $193,650 for the nine months ending March 31, 2005, up from $100,883, or an increase of $92,767 from the comparable period in 2004. The increase is a result of the Company's increased outlays for capital expenditures. We do expect such upward trend to continue but such depreciation and amortization expense should remain at the current reduced levels until the Company commences full deployment of its Version 3.0 of its TV+ platform. We expect to increase capital expenditures in connecting with the deployment of equipment at test sites with various telecommunications service providers globally as development of Version 3.0 of our TV+ product progresses.

NET LOSS

The Company recorded a net loss of $9,484,240 for the nine months ended March 31, 2005 as compared to a loss of $4,899,771 for the nine months ended March 31, 2004. This represents a loss per common share of $.09 for the nine month period ended March 31, 2005 as compared to a loss per common share of $.07 for the nine months ending March 31, 2004 based upon weighted average common shares outstanding of 101,062,839 and 75,312,435 during the periods ending March 31, 2005 and 2004, respectively. Although it is difficult to predict the exact timing of our fist sales, the company believes the initial major deployments and the resultant revenues of its flagship products, the TV+ platform respectively, are not expected until the second quarter of fiscal year 2005, which along with any upturn of spending in the telephone industry, will also increase sales and improve the Company's operating margins and provide the company with the opportunities to attain profitability.

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

Utilization of net operating losses generated through March 31, 2005 may be limited due to "changes in control" of our common stock that occurred.

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

The Company has also incurred charges for beta testing and on-site marketing, including the display of a live working model at Hart Telephone. In addition, the Company has entered into a supply agreement with Hart Telephone, which is scheduled to commence upon the commercial production of the Traverser™ A member of mPhase's board of directors is employed by Lintel, Inc., the parent corporation of Hart Telephone.

Mr. Durando, the President and CEO of mPhase, owns a controlling interest and is a director of Janifast Limited. Mr. Durando and Mr. Dotoli are officers of Microphase Corporation. Mr. Ergul, the chairman of the board of mPhase, owns a controlling interest and is a director of Microphase Corporation. Microphase, and Janifast, are significant shareholders of mPhase. Microphase and Janifast Ltd. and Hart Telephone have converted significant liabilities to equity in fiscal years June 30, 2001, 2002 and 2003 and Janifast Ltd. and Microphase Corporation converted $200,000 and $250,000 of accounts payable respectively into common stock and warrants as of December 31, 2004. Management believes the amounts charged to the Company by Microphase, Janifast, mPhase Television.net and Hart Telephone are commensurate to amounts that would be incurred if outside parties were used. The Company believes Microphase, Janifast and Hart Telephone have the ability to fulfill their obligations to the Company without further support from the Company.

Mr. Durando's June 30, 2004 note payable balance of $300,00 was repaid by the Company during the nine month period ending March 31, 2005. During the 9 month period, Mr. Durando made additional bridge loans to the Company evidenced by various 12% demand notes in the Aggregate of $525,000. Mr. Durando was repaid a total of $450,000 of such loans in January of 2005. In addition, Mr. Durando converted $13,954 of the principal amount of a $75,000 promissory note leaving unpaid principal of $61,046 outstanding. Mr. Durando converted $13,000 of accrued and unpaid interest on various promissory notes of the Company into 65,000 shares of common stock and a 5 year warrant to purchase a like amount of common stock at $.25 per share.

During the 9 month period ended March 31, 2005 Mr. Dotoli and Mr. Smiley, the COO and CFO and General Counsel of the Company respectively, each lent the Company $75,000. Mr. Dotoli was repaid, the principal amount of such loan, in cash in January of 2005 and Mr. Smiley converted his $75,000 loan into 375,000 shares of common stock of the Company plus a 5 year warrant to purchase a like amount of shares at $.25 per share.  In addition, Mr. Smiley converted $9,975 of accrued interest into 49,875 shares of common stock plus a 5 year warrant to purchase a like amount of shares at $.25 per share.  Finally Mr. Smiley received 25,000 additional shares of common stock as a market adjustment to his equity investment of $25,000 on August 30, 2004.  Mr. Dotoli cancelled $3,750 of accrued and unpaid interest from August 15, 2004 through January 15, 2004 into 375,000 shares of common stock pursuant to the terms of a portion of a warrant that was exercised at $.01 per share previously given by the Company to Mr. Dotoli in exchange for and cancellation of unpaid compensation.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005 mPhase had working capital deficit of $2,740,777 as compared to working capital deficit of $1,951,928 at March 31, 2004. Through March 31, 2005, the Company had incurred development stage losses totaling approximately $125,259,255. At March 31, 2005, the Company had approximately $237,828 of cash, cash equivalents and approximately $354,903 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) the successful wide scale development, deployment and marketing of its products.

Historically, mPhase has funded its operations and capital expenditures primarily through private placements of common stock. Management expects that its ongoing financial needs will be provided by financing activities and believes that the sales of its line of POTS Splitter products and other related DSL component products will provide some offset to cash flow used in operations, although there can be no assurance as to the level and growth rate of such sales in future periods as seen with quarter to quarter fluctuations in component sales. At March 31, 2005, the Company had cash and cash equivalents of $237,828 compared to $90,045 at June 30, 2004, accounts receivable of $354,903 and inventory of $862,963. This compared to $64,100 of accounts receivable and $1,237,972 of inventory at June 30, 2004.

Cash used in operating activities was $6,227,289 during the nine months ending March 31, 2005. The cash used by operating activities principally consists of the net loss, and significant changes in assets and liabilities, including additional cash provided by increasing accounts payable and accrued expenses by approximately $1,152,002 offset by depreciation and amortization of $277,077, and by non-cash charges of $2,733,640 for common stock options and warrants issued for services and cash flow provided from a decrease in inventory of approximately $375,009. The Company does not expect decreases of inventory to be as significant in upcoming quarters, yet we will not need to increase inventory until the roll out of our TV+ platform.

The Company has entered into various agreements with GTARC, pursuant to which the Company receives technical assistance in developing the Digital Video and Data Delivery System. The Company has incurred expenses in connection with technical assistance from GTARC totaling approximately $0, $0, for the three month periods ended March 31, 2005 and 2004, respectively, and $13,539,932 from the period from inception through March 31, 2005. In February of 2005 GTARC exercised a previously outstanding cashless warrant for 4,949,684 shares of the Company's common stock valued at $.1,963,202 under the terms of an Agreement with GTARC entered into in February of 2004 to convert approximately $1.8 million in outstanding payables into a 5 year cashless warrant to purchase up to 5.069,200 shares of the Company's common stock through 2009. GTRC may receive a royalty of up to 5% from any future sales by the Company of its legacy Traverser DVDDS product.

As of March 31, 2005, mPhase is obligated to pay Lucent Technologies, Inc., the sum of $784,000 in 5 payments of $156,800 each against project milestones under its current Development Agreement for development of Version 3.0 of its TV+ product. In addition, the Company is obligated to make payments of $100,000 per month through February of 2006 under a renewal of a Development Agreement originally entered into in February of 2004 with Lucent covering development of its new battery developed through the science of NanoTechnology as well as $100,000 per month under a separate Development Agreement with Lucent through March of 2006 in connection with the development of its Ultra Sensitive Manoetometer also being developed through the use of Nanotechnology.

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

From inception (October 2, 1996) through March 31, 2005 the Company had incurred development stage losses and has an accumulated deficit of approximately $125,259,323 and a stockholder's deficit of $2,537,180. For the nine months ended March 31, 2005, and from inception through March 31, 2005 respectively, the Company had negative cash flow from operations of $6,277,032 and $54,120,374 respectively. The report of the Company's outside auditor's, Rosenberg, Rich, Baker, Berman and Company with respect to its latest audited 10k for the fiscal year ended June 30,2004 stated that "there is substantial doubt of the Company's ability to continue as a going concern". Management estimates that the Company will need to raise approximately $5-10 million during the next 12 months to continue its present level of operations.

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

Should these cash flows not be available to us, we believe we would have the ability to revise our operating plan and make certain further reductions in expenses, so that our resources which were available at March 31, 2005, plus financing to be secured during the balance of fiscal year 2005, and expected POTS splitter revenues, will be sufficient to meet our obligations through the end of fiscal year 2005 . We have continued to experience operating losses and negative cash flows. To date, we have funded our operations with a combination of component sales debt conversions with related parties and strategic vendors, and private equity offerings. Management believes that we will be able to secure the necessary financing in the short-term to fund our operations into our next fiscal year. However, failure to raise additional funds, or generate significant cash flows through revenues, could have a material adverse effect on our ability to achieve our intended business objectives.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at March 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c and of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES

Effective for the three-month period ended March 31, 2005 the Company issued the following unregistered securities:

The December 31, 2004 and outstanding subscriptions receivable balance of $ 50,000 was fully collected in January of 2005. Additionally, the December 2004 private placement was closed out in January of 2005 with the placement of 3,600,000 equity units at $.20 per unit consisting of one share of common stock plus5 year warrants for a like amount of shares with a strike price of $.25 per share generating net proceeds of $720,000 to the Company.

A January Private Placement realized net proceeds of $357,250 upon issuance of 1,793,750 shares of Common Stock at $.20 per share plus 5 year warrants to purchase 1,793,750 shares of Common Stock at $.25 per share.

A later Private Placement realized net proceeds of $1,351,000 upon issuance of 4,920,000 shares of Common Stock plus 5 year warrants to purchase 4,920,000 shares of Common Stock at $.25 per share.

In January of 2005 there were stock option awards issued to two consultants for services performed. The company granted 250,000 options to a consultant for professional services, these options provide for the right of stock purchase at an exercise price of $.25, these options have a five year life and expire in January of 2010. A second award issued a like number of options to another service provider under similar terms, except that the options associated with this second award offer a call feature, available to the company, for redemption of such options at a call price of $.45 at any time during their five year life. In aggregate, 400,000 options were issued in connection with these awards and will result in a charge to General and Administrative non-cash expense in the amount of $ 133,990 in the third quarter of fiscal 2005. The valuation of this charge was made on the basis of the fair market value of the Company's common stock on the date of grant using the Black-Scholes option premium model.

In February of 2005, GTARC tendered 5,069,242 of cashless warrants which they held in connection with a previous debt settlement in exchange for 4,949,684 of the company's shares of common stock, the balance of the 119,558 warrants were effectively cancelled as a result of certain warrant exercise exchange provisions adjusting the exchange rate based on specified stock pricing experience as per the original debt settlement agreement.

A March Private Placement resulted in the realization of net proceeds of $1,217,000 upon issuance of 4,396,667 shares of Common Stock at $.30 per share plus 5 year warrants to purchase 4,396,667 shares of Common Stock at $.30 per share.

On February 17 of 2005, the Company granted 2,600,000 warrants and 400,000 options to consultants for services performed valued at $ 1,328,600 and $ 204,400, respectively. The warrants and options provide the right to purchase a share of mPhase common stock at an exercise price $.45 and $.30 per share, respectively, over their 5 year life expiring in February of 2010. These warrant and option awards were valued on the basis of the fair market value of the Company's common stock on the date of grant using the Black-Scholes option premium model and the value of the award will be expensed to General and Administrative non-cash expenses in the third quarter of fiscal 2005.

On January 15, 2005, the company converted a $ 100, 000 convertible note payable to Martin Smiley in exchange for 400,000 shares and a like number of warrants that were price at $25 per unit or $100,000 in aggregate.

Also in January of 2005, Martin Smiley was awarded additional compensation of 425,000 shares of common stock. . This award will result in a charge to General and Administrative non-cash expense in the amount of $ 131,750 in the third quarter of fiscal 2005, representing an expense recognition consistent with the market price of that stock of $.31 on the date of that award.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1) On January 21, 2005 the Company reported on Form 8-K the sale of a private placement of 14,467,500 equity units at $.20 per unit of unregistered securities.

(2) On February 28, 2005 the Company reported on Form 8-K the collaboration with Rutgers University on expanding applications and chemistry for a nanotechnology battery.

(3) On March 11, 2005 the Company reported on Form 8-K that it had reached an agreement with the Bell Labs division of Lucent Technologies Inc for co development and commercialization of uncooled magnetic ultra sensors through the science of Nanotechnology.

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

mPHASE TECHNOLOGIES, INC.
Dated: May 19, 2005	By: /s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President
Chief Financial Officer and
General Counsel