Form 10-K
period 2005-06-30
MPHASE TECHNOLOGIES INC
filed 2005-09-29
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND

EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE YEAR ENDED JUNE 30, 2005

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

As of September 26, 2005, there were 154,621,457 shares of common stock, .01 par value, outstanding and the aggregate market price of shares held by non-affiliates was approximately $30,240,325 (Based upon a closing common stock price of $.23 on September 26, 2005) (solely for the purpose of calculating the preceding amount, all directors and officers of the registrant are deemed to be affiliates.)

mPHASE TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2005
 TABLE OF CONTENTS

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

 ITEM 1. BUSINESS

GENERAL DESCRIPTION OF THE BUSINESS

    mPhase Technologies, Inc. ("mPhase" or the "Company") is a development stage technology company headquartered in Norwalk, Connecticut with offices in Little Falls, New Jersey and New York, New York. The Company is a developer and seller of broadband communications products, specifically middleware and set top boxes and, in addition, provides systems integration solutions for delivery of broadcast television (IPTV), video on demand, high-speed internet and voice using internet protocol over the existing infrastructure of a telephone service provider. The Company's TV+ solution is carrier class and standards based middleware designed to operate with any IP based network.  In fiscal year 2004, the Company entered into the field of nanotechnology research and development of micro power cell batteries of various voltages. In March of 2005, the Company extended its research and development efforts with respect to power cell batteries for another 12 months by renewing its Development Agreement with the Bell Labs division of Lucent Technologies, Inc. In March of 2005 the Company also expanded its product development efforts utilizing the science of nanotechnology by entering into a 12 month Development Agreement with Bell Labs to develop a micro electro mechanical system directional sensor.  mPhase shares common office space and common management with Microphase Corporation, a privately-held company. Microphase is a seller of radio frequency and filtering technologies to the defense and telecommunication industries. Microphase has been in operation for  50 years and supports mPhase with engineering, administrative and financial resources, as needed.

    Since our inception in 1996, mPhase has been a development-stage company. Our primary activities have consisted of designing, manufacturing and testing innovative products and solutions designed to allow for the delivery of broadcast television by telephone service providers over their existing infrastructure. Such efforts have now evolved into Release 3.0 of our TV+ product that is a carrier class solution designed to allow telecommunications service providers to deliver digital broadcast television, high speed internet and voice over both copper and fiber infrastructure. We have not, as yet, derived significant revenue from such system although we received our first order for 1000 ports of Release 2.0 of our TV+ solution from a major   telecommunications provider located in Russia generating approximately $280,000 in revenue during fiscal year 2005. The Company's entry into the field of nanotechnology began in February of 2004 and initially focused upon exploratory development of batteries with significantly longer shelf lives and enhanced capabilities. In March of 2005, we expanded such efforts in development of innovative products through the science of nanotechnology with the commencement of research to develop ultra sensitive magnetometers or magnetic field sensors with the potential to have significant applications and impact in the field of military electronics.  The Company believes that such expansion into nanotechnology product development is consistent with its strategy of being a pioneer of high growth technology products and potentially diversifies its product mix.

    mPhase introduced its first TV over DSL platform, the Traverser Digital Video and Data Delivery System ("DVDDS"), in 1998. The DVDDS is a patented end to end system that enables a telecommunications service provider to deliver up to several hundred channels of motion picture experts group two ("MPEG-2") standard broadcast digital television, high speed internet and voice over copper telephone lines between a central office facility of the provider and a customer's premise. mPhase has not, as yet, derived any material revenues from sales of the DVDDS. The DVDDS is a proprietary technology developed in conjunction with Georgia Tech Research Corporation (GTRC) and is one of the first systems of its kind developed.. The system is the only system on the market that utilizes non- Internet Protocol ("IP") transmission over ADSL. The DVDDS was originally installed at Hart Telephone Company in Hartwell, Georgia, as a test system in fiscal year 2002. A DVDDS system is also installed at the BMW manufacturing plant in Spartanburg, South Carolina for use as a television broadcast system in a commercial setting. The Company has discontinued further development of the Traverser DVDDS and replaced it with its TV+ solution.

        The Company believes that the demand for the TV+ system will be greatest in markets primarily outside of the United States that do not have a hybrid fiber coaxial cable ("HFC") infrastructure necessary for cable TV or fiber to the curb.. Release 3.0 of the TV+ solution, expected to occur by December of 2005, will utilize a communications framework based upon Internet Protocol (IP) instead of Asynchronous Transfer Mode (ATM) that was utilized by Releases 1.0 and 2.0 of the TV+ product. ATM is an industry standard for transportation of data based upon a packaging of information into a fixed-size cell format for transportation across networks. Many telecommunications service providers currently deploy equipment that handles this protocol because it can support voice, video, data and multimedia applications simultaneously with a high degree of reliability. IP is another transport protocol that maintains network information and routes packets across networks. IP packets are larger and can hold more data than ATM cells. Historically, there have been concerns that service providers would be unable to provide the same quality of service with IP because it is not optimized for time-sensitive signals such as broadcast television and voice. Nevertheless, there is a greater demand by telecommunication service providers for IP systems for delivery of television, voice and high-speed data because such systems are significantly more cost effective to deploy based upon greater scalability.

Release 3.0 of the TV+ solution consists of middleware/software that will operate with any IP based network including DSL, Ethernet, or fiber or any combination thereof. The solution is transport agnostic and may be deployed with any IP multicast router or DSLAM transportation method used for the delivery of television and high-speed data over an IP network.

    In those television markets in the United States that are not served by HFC, we believe that the availability of programming content is essential to facilitate potential sales of our systems enabling delivery of broadcast television over ADSL. In March of 2000, we established mPhase Television net., Inc. (mPhase TV), a joint venture between mPhase and Alphastar International, Inc.  in which mPhase owns a 57% interest. Through such joint venture, mPhase has gained significant experience in negotiation of contracts with television programmers for delivery of television over DSL. Such experience should prove useful in providing assistance especially to smaller U.S. telecommunications service providers in obtaining programming content necessary to enter into the delivery of broadcast television over DSL.

    mPhase also has designed and markets a line of DSL component products ranging from items such as Plain Old Telephone Service (POTS) splitters to innovative loop management products. From our inception in 1996 to date virtually all of mPhase's revenue has been derived from sales of our DSL products such as POTS splitters and low pass filters.

Our newest innovation in our suite of DSL component products is our i POTS or Intelligent POTS splitter product. This product enables telephone service providers comprehensive remote and automated test access to all elements of a DSL network. The i POTS, and i POTS3 (renamed the Broadband Watch product) allows a telephone service provider to bypass POTS splitters on a DSL network and avoid having to manually intervene and disrupt line usage so a test signal can pass through a DSL network. This product marks an advancement in automating DSL loop management. As DSL deployments increase, it is becoming more important for telecommunications service providers to streamline the process for rolling-out and troubleshooting DSL services. Additionally, as competition for high speed Internet expands, the market is witnessing a reduction in the price for such service. Therefore, it has become imperative that telecommunications service providers lower the operational costs involved with deploying and supporting DSL services. Currently our i POTS 1 is designed for use with the Lucent Stinger, whereas, the iPOTS3 is compatible with DSLAM's manufactured by other vendors.

In November of 2004, the Company announced that Lucent Saudi Arabia's telecommunications deployment selected the Company's Broadband Loop Watch product. The broadband loop management system is designed to reduce the operating and maintenance expenses associated with DSL deployments by telecommunications service providers.  The first delivery of such product is expected in the second quarter of fiscal year 2006.

As noted above, mPhase has recently entered the business of nanotechnology that utilizes the latest scientific research in molecular engineering, quantum physics and electrochemistry to create new advances in products. In February of 2004, mPhase entered into a  $1.2 million 12 month Development Agreement with the Bell Labs division of Lucent Technologies, Inc. focusing upon the development of battery and power cell products initially targeted initially for military applications which was extended in March of 2005 for and additional 12 months for another $1.2 million. In March of 2005, the Company entered into a second Development Agreement for 12 months for $1.2 million with the Bell Labs division of Lucent Technology to develop ultra sensitive magnetic sensor devices through the science of nanotechnology.  The discipline of developing new products utilizing nanotechnology fabrication is in its early stages of exploratory development making it difficult to predict the timing of product releases and future revenues. mPhase believes that these reserve batteries with exceptionally long shelf lives, very small size and high power density as well as electromagnetic sensors may be some of the first products resulting from nanotechnology research and development to achieve commercial viability.

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

    On March 26, 1998 the Company entered into a Licensing Agreement with Georgia Tech Research Corporation ("GTRC") in which mPhase became the exclusive licensee of all patents received by GTRC in connection with development of the legacy Traverser DVDDS.  GTRC is entitled to receive a royalty equal to 5% of gross sales of the Traverser DVDDS and 30% of any "lump sum payments" received in connection with revenues received by mPhase from the Traverser DVDDS product the under the terms of its license, as amended. The Traverser DVDDS has been replaced by the Company's IPTV solution.

    On June 25, 1998, mPhase acquired Microphase Telecommunications, Inc., a Delaware corporation, from Microphase Corporation by issuing 2,500,000 shares of its common stock. Microphase Telecommunications' principal assets were patents and patent applications utilized in the development of its proprietary Traverser technology.

    In March 2000, mPhase entered into a joint venture with AlphaStar International, Inc. to form an entity called mPhaseTelevision.Net, Inc. in which the Company held a 50% interest. On May 1, 2000, the Company acquired an additional 6.5% interest in mPhaseTelevision.Net, Inc. and made it one of its consolidated subsidiaries.

    On March 14, 2000, mPhase entered into an agreement with BMW Manufacturing Corp., located in South Carolina. Under the agreement, the Company installed version 1.0 of the Traverser for BMW's telephone transmission network. BMW has agreed that, upon its notice and consent, mPhase will be able to demonstrate to potential customers the functioning system at BMW's facilities. BMW has made two (2) subsequent purchases increasing the size of the deployment to 48 unique units.

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

 Effective September 15, 2003, mPhase entered into a Development Agreement with the Bell Laboratories division of Lucent Technologies, Inc.  that has been extended through December of 2005 pursuant to additional Statements of Work under such Development Agreement for  development of its IPTV solution.

 Effective February 3, 2004, mPhase entered into a Development Agreement with the Bell Laboratories division of Lucent Technologies, Inc. for the development of micro power source arrays fabricated using nanotextured superhydorphobic materials.

On November 28,2004, mPhase entered a Software License Agreement with Espial Group, Inc to be used in the set top box of its TV+ solution.

On January 3, 2005, mPhase entered into a work order with Magpie Telecom Insiders, Inc. pursuant to the terms of a Software Development Agreement dated September 2, 2004 for purposes of adding video on demand to its TV+ solution.

Effective March 5, 2005, mPhase extended its Development Agreement with Bell Labs for an additional 12 months for the development of micro power source power arrays.

Effective March 10, 2005, mPhase entered into a Development Agreement with the Bell Laboratories division of Lucent Technologies Inc. for the development of a new generation of magnetic field sensors using the science of nanotechnology.

    Our revenue, historically, has been derived exclusively from sales of DSL component telephone equipment parts, the majority of which has come from our sales of POTS Splitter Shelves. We have derived no material revenue to date with respect to our iPOTS and broadband loop products or our nanotechnology products other than $280,000 of revenue with respect to the sale of 1000 set top boxes together with software for Release 2.0 of our TV+ solution in fiscal year 2005. In our fiscal years ended June 30, 2005 and June 30, 2004 we generated approximately $1.6 million and $4.5 million in revenue, respectively, from the commercial sale of our component products and overall losses for such years of $11,304,036 and $7,758,586, respectively. These component products, including filters and Central Office POTS Splitter Shelves, marketed to other DSL equipment vendors. We do not believe that our TV+ platform developed by Lucent will be materially impaired by the sale of these component products to these potential competitors.

Products & Services

IPTV Solution

    Our primary business is to develop and market our TV+ solution that consists of a middleware/software and a set top box designed for the delivery of television over any IP network. We believe our TV+ system is the most cost-effective, reliable, scaleable and easiest to operate platforms for delivery of broadcast television, data and voice over IP networks on the market. mPhase primarily is targeting its marketing of its IPTV product to international telephone companies. Telephone companies around the world are experiencing negative pressures on their wireline calling revenues and need to increase their per subscriber revenue and margins. Outside of the United States, service providers are particularly reliant on their copper infrastructure, as few countries have upgraded their infrastructure to optics. Beyond that, the options for pay-TV services outside the U.S. are, for the most part, limited. Consumers living abroad have less access to digital television, leaving international telecommunication companies well-positioned to capture a large percentage of the market. Hence, we believe the market conditions that exist abroad are stronger for our products than those that exist domestically. mPhase intends to utilize its own sales force, in addition to strategic partners to distribute its products worldwide.

    Our legacy DVDDS is currently deployed with BMW Manufacturing in Spartanburg, South Carolina and was previously deployed as a test system at Hart Telephone in Hartwell Georgia that had up to 80 users. The DVDDS has not, as yet, generated material revenues and has been replaced by our TV+ solution.

     Our goal is to achieve wide acceptance of our TV+ solution in developing markets outside of the United States for multi-channel digital broadcast IP television at significant gross margins by creating an extremely cost-effective product. Release 3.0 of our TV+ solution consists primarily of highly scalable system management middleware/software designed to deliver IP television, video on demand, high speed internet and voice over any IP based network.  The solution is carrier class and standards based designed to work with hardware of many different vendors that manufacture DSLAM's, IP Multicasters and set top boxes that are key components that form part of a system for the delivery of IPTV.. The Company is also developing its own next generation set top box to work as part of its TV+ solution as well as to sell as a stand alone product. It is important to note that the Company has shifted its focus from  a proprietary end to end hardware and software platform for the delivery of broadcast television over DSL to the development of middleware/software for carrier class delivery of IPTV over any IP network infrastructure of a telecommunications service provider. This shift has taken place over the past two years in response to advancements in IP deliver of television and the current requirements of telecommunications service providers for IPTV solutions.

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

Intelligent POTS Splitter (iPOTS ), iPOTS3 and Universal Bypass

The mPhase i POTS and i POTS 3 (recently renamed the “Broadband Watch”) are innovative products for the DSL industry that enables remote and cost effective testing of a copper telephone loop for DSL deployment by a telephone service provider. Loop management and maintenance including line testing, qualification and troubleshooting from a telecommunication service providers central office (CO) can be accomplished by use of these products. Prior to the introduction by mPhase of the i POTS product line, testing by a telephone company of its copper wires for DSL, qualification and troubleshooting required the dispatching of personnel to the field. Thus the i POTS product reduces the cost for a telephone service provider seeking to deploy and maintain DSL services. The (patent pending) i POTS and new i POTS3 products allow both wideband and narrowband testing of a telephone service provider's copper loop. The i POTS is designed for use with the Lucent Stinger digital subscriber line access multiplexer or transport equipment for sending data from a telephone service providers central office to a customer (DSLAM). Our  i POTS3 product is compatible with the Lucent Stinger as well as DSLAM's of other major vendors.

 Microfilters

    We have developed a complete line of microfilters, including a 2 and 4 pole filter for use in single and multi-phone households, as well as a Network Interface Device Splitter. These products, similar to POTS splitters, ensure clear and reliable service of voice, high-speed data, and television when these two services are transported over the same line.

Nanotechnology Products

   Effective February 3, 2004, mPhase entered into a Research and Development Agreement with the Bell Labs division of Lucent Technologies, Inc. for exploratory development of micro power cell battery arrays employing nantextured superhydrophobic materials for $1.2 million. Under the terms of the contract, the Company will share in royalties from any licensing of the products developed with Lucent. In March of 2005 mPhase has extended such contract for an additional 12 months on at a total cost of $1.2 million. In March of 2005 mPhase also engaged the Bell Labs division of Lucent Technologies, Inc in a second 12 month $1.2 million contract to develop an ultra sensitive magnetometer designed initially for electronic military applications.

Target Market

    mPhase's primary target market for its IP TV+ solution (Release 3.0 of its TV+ system) is primarily large international telephone service providers and rural U.S. telephone service providers in areas in which an extensive fiver infrastructure has not been developed. We believe our IPTV solution is most competitive in markets that currently have limited access to multi-channel television services such as many parts of Eastern Europe, Africa, Latin America, Asia and the Middle East, as well as parts of the rural United States.

Competitive Business Conditions

    During the past 4 years, the market for the delivery of TV by telephone service providers has been marked by significant technological change.  During the robust spending period in the late 1990's into the year 2000, the theme of “convergence” focused strictly on the “last mile to the home” in the United States. Telephone service providers were beginning to deliver high-speed internet over digital subscriber lines (DSL) using their copper infrastructure and examining methods to deliver broadcast television together with voice as a “triple play” to increase revenues and margins as traditional revenues and margins from wire line telephone services declined with the advent of wireless and voice over IP competition from cable providers. The industry has evolved from an initial focus on proprietary end to end systems such as the Traverser DVDDS developed by mPhase to the need for standards-based open architecture with carrier class quality and security which are features of mPhase's Release 3.0 of its TV+ solution for the delivery of IP television. During such period, telephone service providers concluded that in order to achieve minimum cost of delivery and maximum scalability, any solution for delivery of broadcast television and video on demand would need to be based upon a transport mode utilizing the new Internet Protocol as opposed to the services provider's traditional asynchronous transfer mode (ATM protocol). The evolution of mPhase's TV+ solution is targeted to meet the new market realities and requirements of major telecommunications service providers for the delivery of a “triple” play of converged services.

Despite significant market “noise” and fanfare about IP TV, major deployments of true broadcast television are few. The complexity of designing the software/middleware solution of low cost, high reliability, scalability, security and open architecture to allow service providers to “custom tailor” and grow into a system based upon such provider's network topology, take rate among customers and specific feature requirements has proved to be a significant challenge for all of the major players in such market place including Microsoft and Alchatel.  The story is still being played out in the market with considerable uncertainty as to who the final dominant players will be on the middleware/software market which is the driving focus of mPhase's Version 3.0 of its TV+ solution. In 2005, the telecommunications sector has continued its slow recovery began in 2004 from the significant downturn and weakness in capital spending by service providers globally that began at the end of calendar year 2000. The dramatic pull back in equipment purchased by service providers from its peak commencing at the end of calendar year 2000, has significantly reduced earnings and resulted in dramatically reduced stock prices of telecommunications equipment vendors. This, together with the tremendous correction of stock prices in general during the past four years, has halted the growth of the sector. The Company remains optimistic about the future of the industry and the potential of its IP TV platform and solutions. The Company has responded to the market challenges in the past several years to reconfigure its video product line from a narrow, proprietary, DSL platform solution to an open systems standard for the delivery of Broadcast Television, high speed internet and voice over a medium agnostic and delivery agnostic solution. The Company's IPTV solution enables telephone service providers to deliver a triple play of services over both a fiber, coaxial or copper transport medium with a transport mode not tied to any particular DSLAM vendor but rather based upon an open standards system delivery and management system software. The Company believes that the market for its “intelligent” loop diagnostic systems such as the Broadband Watch product will grow as the rollout of DSL continues globally. We anticipate an eventual upturn in capital spending by telephone service providers even though such upturn may be constrained by the fact that service providers still face significant challenges of overcapacity and declining margins for traditional services globally. Nevertheless, the worldwide rollout of DSL data delivery services should provide a market for the Company's component products such as POTS splitters.

     As has been seen during the past several years, in addition to the very volatile economic climate, the telecommunications software and hardware equipment market is also characterized by swift technological change. Currently, communications service providers have the option to offer several broadband solutions for the “last mile to the home”, including the existing ISDN or T-1 technologies, fiber optics or hybrid coaxial cable and wireless and satellite delivery methods. Communications service providers may use these other technologies instead of DSL to offer their subscribers broadband access. Based upon current telecommunications industry standards and deployment methodologies, mPhase believes that it has broadened its competitive capabilities beyond the traditional DSL and copper market with the development of its IPTV product in Release 3.0 of its TV+ solution that operates over any form of IP network.

  Where DLSAM (digital subscriber line access multiplexes) continue to be a key transport instrument for the delivery by telephone service providers of converged services, it should be noted that Alcatel is the leading supplier of DSLAMS (digital subscriber line access multiplexers) around the globe having deployed several video over DSL installations with telephone service providers.  Historically, Alcatel has worked with multiple equipment vendors to create a complete, end-to-end video solution, including middleware (i.e., software) and has recently announced a major joint venture with Microsoft to develop middleware for IPTV deliver by telecommunications service providers..

    There are a number of middleware providers competing in the IP TV solutions market including a number of competitors that are much larger, better known and with far greater financial resources than mPhase. Such competitors include Minverva, Orca Interactive, Siemens Corporation and VBrick Systems.

With respect to its set top box product, the Company faces strong competition from Advanced Digital Broadcast, Amino Communications, Kraetel, Pace Micro Technology, Samsung Telsey Telecommunications and VBrick Systems. End to end solutions competitors in the IPTV market include UTStarcom,, mx Ware and Industria.

 Bell South has recently awarded a major contract to the Alcatel/ Microphase joint venture to develop an IP network capable of delivering an IP TV solution with robust features.  Next Level Communications (NLC), a division of Motorola, has secured over 100 customers predominantly in the United States. The majority of their deployments utilize a specific form of DSL known as VDSL (very fast digital subscriber line).  VDSL requires that telecommunications service providers install fiber optics into the neighborhood, or close to the customer premises because signals can only travel up to 5,000 feet over copper telephone wires.  As a result, relative to the mPhase solutions, the NLC platform is more capital intensive due to the cost of the infrastructure upgrade (i.e., installing fiber optics closer to the customer premises). NLC has also introduced an ADSL version of its equipment, which enables greater serviceable distance radius of approximately 8,000 feet. mPhase believes that with the development of Version 3.0 of its TV+ solution, it can compete in the middleware market for any solution involving an IP network including but not limited to fiber, coaxial cable, Ethernet and both the ADSL and VDSL markets. It should be noted that standards are just beginning to develop for the VDSL market, which previously had significantly constrained the growth of such market.

To date, there are several deployments of IPTV worldwide including a deployment in Italy by Fastweb an Italian corporation. In Spain, Imagenio, operated by Telefonica has completed a significant deployment. Other major deployments of IPTV worldwide also include Yahoo BB/Softbank in Japan, Supersun in Hong Kong and Media on Demand in the Republic of China operated by Chunghwa Telecom.

    With respect to video over DSL solutions, there are currently a number of minor deployments by rural teleco's in the United States. In addition there is a VDSL deployment at SasTel in Saskatchewan Canada by a former division of Lucent Technologies, Inc that was divested and is now an independent company in Canada.  This solution, similar to NLC's products, offers greater functionality and features, however is more costly in terms of per port equipment cost than the mPhaseTV+ platform.  Finally, other smaller vendors are emerging, partnering with other equipment vendors to create a video over DSL platform.  Equipment providers such as Net to Net and Paradyne are modifying their data platforms to support the delivery of television services. However, mPhase believes it has certain cost of equipment advantages over other vendors making its system more economically viable for potential customers.  The Company believes that the strength of the systems software developed for mPhase coupled with the strength of the data-centric Lucent Stinger make its TV+ system solution competitive in its target markets.

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

Outsourcing

    The Company practices an outsourcing model whereby it contracts with third party vendors to perform certain functions rather than performing those functions internally. For instance, mPhase outsourced the digital engineering development for the legacy Traverser DVDDS to GTARC. It also out sources analog engineering development and certain administrative functions to Microphase Corporation. mPhase has outsourced to Lucent Technologies, Inc., as well as Magpie Telecom Insiders, Inc. and Espial significant software  development to be used as part of its new IPTV solution. With respect to hardware to be used in its IPTV+-system, mPhase is targeting leading vendors as well as contract manufacturing companies with strategically located facilities globally, with which it can establish long-term relationships. By using contract manufacturers, mPhase will avoid the substantial capital investments required for internal production.

    As previously described in detail, the Company has entered into a number of significant agreements with Lucent Technologies, Inc which include a Co-Branding Agreement allowing the Company to add the Lucent name and Logo to its cost-reduced set top box. Such agreement is for an initial period of one year and is subject to renewal on an annual basis by mutual consent. In addition, the Company has entered into a Systems Integrator Agreement, dated as of April 4, 2003 designating the Company as a reseller of the Lucent Stinger DSL transport product when bundled as part of the mPhase TV+ platform globally. Such agreement gives mPhase the exclusive right to sell the TV+ product worldwide containing the Lucent Stinger as the DSL transport mechanism for delivering broadcast television, high speed data and voice over copper telephone wires. In order to qualify for such status, as an accredited reseller, Lucent Technologies, Inc. determined that the Company's TV+ platform added significant software and hardware value to the Stinger DSL product by enabling such product to deliver broadcast television over ADSL in addition to the Stinger's well known existing world -class capabilities for the delivery of voice and high-speed data over copper telephone lines. Such agreement is for an initial two year term provided that either party may cancel such agreement with 60 days notice to the other party.

As a member of the Lucent Business Partner organization, mPhase may be able to leverage established relationships with an existing Stinger customer base without having to expand its sales force. Although to date mPhase has not upgraded any Stingers with its TV+ solution there are approximately 4 million ports of the Stinger deployed around the world. mPhase and the Lucent Global Business Partners group are also targeting other Business partners in markets where there currently is a lack of cable television infrastructure.

mPhase has also outsourced to the Bell Laboratories Division of Lucent Technologies its research and development efforts in the nanotechnology area aimed at developing power cells and batteries with enhanced shelf lives and other features not currently available in batteries. Such focus is initially upon the development of batteries for military applications using nanotextured materials. In addition, as noted above, mPhase expanded its efforts in product development using the science of nanotechnology in fiscal year 2005 by extending its original Development Agreement with Bell Labs for power cell and battery development for another 12 months as well as entering into a new 12 month agreement with Bell Labs to develop electronic magnetic sensors (the Magnetometer) product line.

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

    Because we may license our technology and products in foreign markets, we may also seek foreign patent protection. With respect to foreign patents, the patent laws of other countries may differ significantly from those of the United States as to the patentability of our products or technology. In addition, it is possible that competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for, or may in the future apply for and obtain, patents, which will have an adverse impact on our ability to make and sell our products. There can also be no assurance that competitors will not infringe on our patents or will not claim that we are infringing on their patents. Defense and prosecution of patent suits, even if successful, are both costly and time consuming. An adverse outcome in the defense of a patent suit could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease our operations.

    The intellectual property owned and licensed by the Company falls into two general categories, analog and digital intellectual property.

mPhase owns the analog intellectual property, which can be characterized as filter technology. This intellectual property includes:

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

    We have a pending patent application, which was filed in June 1999 claiming priority to three provisional patent applications for the analog portion of our technology.

    mPhase exclusively licenses our digital intellectual property from GTRC. We also have an exclusive, worldwide license to manufacture and market products using the technology developed by GTARC under our contract with them. The exclusive license with GTRC is applicable for the duration of their patent protecting the system design and other technology related to the Traverser. The digital intellectual property that we license provides several unique aspects of the Traverser. Among them is the backplane design, which provides every subscriber the ability to view any channel available. All subscribers in a given system could be watching the same channel at the same time. The intellectual property licensed exclusively to mPhase by GTRC includes the below mentioned patents. A patent for the System and Method for the Delivery of Digital Video and Data over a Communications Channel was issued on November 28, 2000 to the Georgia Tech Research Corporation.

A patent was issued on March 27, 2001 to the Georgia Tech Research Corporation for the System and Method for Maintaining

Timing Synchronization in a Digital Video Network. This patent covers the development of the Framer and the Framer chip. The Framer is an Integrated Circuit, which gives the Traverser the capability of allocating both the downstream and upstream bandwidth into virtually any application required. This feature allows the Traverser to deliver both MPEG-2 digital video and Internet data simultaneously and also allows for future applications of the Traverser.

    A patent was issued on November 27, 2001 to the Georgia Tech Research Corporation for the Method and Apparatus for Combining a Plurality of 8B/10B Encoded Data Streams addresses video data transport between digital headends and the access network serving subscribers. A further patent is pending covering other methods of video program transport.

    Another patent was issued on August 13, 2002 covering what mPhase calls the System Management Workstation (SMW). Specifically, this patent entitled, "Computer System and Method for Providing Digital Video and Data Over a Communication Channel" addresses the means by which the computer system and method manages the already patented bus or broadcast backplane, for the delivery of converged voice, video and data. The management system covered by this patent performs functions such as monitoring the health of the Traverser system, managing a database of user information, as well as linking multiple central offices to a master system control station.

Georgia Tech also has patents pending that protect:

    o apparatus and methods of remote control of the Intelligent Network Interface; and,

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

The Company had filed 7 additional patents that consist of a combination of (a) patents granted to mPhase from the bell labs division of Lucent Technologies, Inc. and (b) joint patents development by mPhase and employees of bell labs with respect to the nanotechnology products currently under development by the Company

On July 12, 2005, mPhase announced that it had been granted a U.S. patent that covers a series of techniques for splitting different voice and data signals in DSL access networks that is used in its Broadband Loop Watch product.

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

Research and Development

    mPhase has designed the legacy Traverser DVDDS and its ancillary component parts in conjunction with multiple research and development partners. On March 26, 1998, we entered into a license agreement with GTRC which has the patent on the Digital Video and Data Delivery System technology. GTRC has granted us the exclusive license to use and re-sell this technology in the legacy Traverser DVDDS TV platform. We are required to pay GTRC royalties of 5% on the sales of the legacy Traverser DVDDS platform. The agreement expires automatically when the patents covering the invention expire. GTARC conducts the majority of our digital research and development for the Traverser. Microphase Corporation contributed the analog technology incorporated in the design of the Traverser, as well as providing ongoing development of analog DSL components. As of June 30, 2004, we had been billed a cumulative total of approximately $13,563,000 for research and development conducted by GTARC.

mPhase originally contracted with Lucent in fiscal year 2002 to reduce the cost of its INI set top box used with the Traverser DVDDS platform. During fiscal year 2003, the Company engaged Lucent to develop an integrated system with the Lucent Stinger DSLAM and mPhase middleware for the delivery of Television, high speed internet and voice on an open standards system to replace the proprietary Traverser product. As previously noted, Releases 1.0 and 2.0 of the TV+ solution are designed to be ATM systems that operate exclusively with the Lucent Stinger DSLAM to enable a telecommunications service provider to deliver broadcast television, voice and high speed internet over DSL.

Version 3.0 of our TV+ system or IPTV product is expected to be completed in the second quarter of fiscal year 2006 by the Bell Labs division of Lucent Technologies, Inc. under a contract entered into August of 2004 and extended in August of 2005, for an aggregate cost of approximately $1.6 million and we have engaged and expect to continue to engage Lucent for assistance with our development of other product refinements and enhancements on a project by project basis. As of June 30, 2005 we have been billed a cumulative total of approximately $3,105,545 for research and development conducted by Lucent, of which we have paid approximately $2,726,117.

 In addition, our advanced battery and power cell technology research and development is being performed by the Bell Labs division of Lucent under the terms of a contract for a cost of approximately $1.2 million with payments over a 12 month period of $100,000 per months extending through February of 2006. From February of 2004 through February of 2005 the Company had paid a total of $1.2 million to Bell Labs under at the rate of $100,000 under its initial contract for development of advanced battery and power cell technology. In March of 2005, the Company further engaged Bell Labs in a separate Development Agreement for the development of a new generation of ultra magnetic sensors using the science of nanotechnology with a total cost of $1.2 million also payable in monthly installments of $100,000 for a period of 12 months.

Employees

    mPhase presently has 19 full-time employees, two of whom are also employed by Microphase Corporation. See the description in the section entitled "Certain Relationships and Related Transactions."

     RISK FACTORS

     RISKS RELATED TO FINANCIAL ASPECTS OF OUR BUSINESS

The Company has entered into the new and emerging business of nanotechnology, which entails significant exploratory development and commercial risk.

  The Company has expended approximately $1.8 million pursuant to a contract commencing in February of 2004 with Lucent Technologies, Inc. to initially develop longer life battery cells for military applications. The Company expects to continue exploratory research with Lucent Technologies, Inc. and in March of 2005 extended its original Development Agreement with Lucent for an additional 12 months at a cost of $100,000 per month. Even though a feasibility prototype product has been successfully developed, pure research involves a high degree of risk with significant uncertainty as to whether a commercially viable product will result. On March 10, 2005 the Company undertook to have Lucent Technologies Inc develop a new product line using the science of nanotechnology that is an uncooled magnetic ultra sensor device or magnetometer.  The Company does not expect significant revenues from either of its nanotechnology products for at least 3 years.

 mPhase's stock price has suffered significant declines during the past four years and remains volatile.

    The market price of our common stock closed at $7.56 on June 30, 2000 and closed at $.28 and $.23 on June 30, 2005 and September 26, 2005 respectively. During such period of time the shares of outstanding common stock of the Company increased from approximately 30 million to over 150 million shares (245 shares fully diluted). Such increase of shares was done to finance company operations and were issued at prices that were depressed and substantially diluted shares held by shareholders acquiring shares prior to the second quarter of fiscal year 2002. Stocks in telecommunications equipment providers of DSL products have been very volatile and declined dramatically during such period. Our common stock is a highly speculative investment and is suitable only for such investors with financial resources that enable them to sustain the loss of their entire investment in such stock. Because the price of our common stock is less than $5.00 per share and is not traded on the NASDAQ National or NASDAQ Small Cap exchanges, it is considered to be a "penny stock" limiting the type of customers that broker/dealers can sell to. Such customers consist only of "established customers" and "Accredited Investors" (within the meaning of Rule 501 of Regulation D of the Securities Act of 1933, as amended-generally individuals and entities of substantial net worth) thereby limiting the liquidity of our common stock.

 We have reported net losses for each of our fiscal years from our inception in 1996 through the fiscal year ended June 30, 2005 and may not be able to operate profitability in the future.

    We have had substantial operating losses since our inception in 1996 (including $11,234,324 and $7,758,586 for the fiscal year ended June 30, 2005 and fiscal year ended June 30, 2004, respectively and cannot be certain when or if we will ever be profitable. We expect to continue to have net losses for the foreseeable future and have a need to raise not less than $5-10 million in additional cash in the next 12 months through further offerings to continue operations. We have never been profitable from our inception in October 1996 through June 30, 2005 and we have incurred (a) accumulated losses of $127,009,407 and a stockholder's deficit of $1,617,735 and (b) cumulative negative cash flow from operations of $55,638,706. As of June 30, 2005 we have negative working capital of $1,674,419

 Our independent auditor's report expresses doubt about our ability to continue as a going concern.

    The reports of the Company's outside auditors, Rosenberg, Rich, Baker, Berman & Company with respect to its latest audited 10K for the fiscal years ended June 30, 2005, June 30, 2004, June 30, 2003, June 30, 2002 and June 30, 2001 stated that "there is substantial doubt of the Company's ability to continue as a going concern." Such opinion from our outside auditors makes it significantly more difficult and expensive for the Company to raise additional needed capital necessary to continue our operations.

 Our common stock is subject to significant dilution upon issuance of shares we have reserved for future issuance.

   As of June 30, 2005, we have warrants and options outstanding convertible into approximately 107,000,000 shares of mPhase common stock, which, upon conversion, may adversely affect the future price of our common stock. As of June 30, 2005 we have warrants and options convertible into approximately 70.000,000 shares of our common stock at $.30 per share or less that, upon exercise will generate proceeds of approximately $18,200,000, may result in significant dilution to many of our current shareholders and may adversely affect the future price of our common stock. As of June 30, 2005, the Company has approximately 720,000 shares of common stock reserved for the issuance upon the conversion of certain 12% convertible notes to related parties at $.25 per share, which may adversely affect the future price of our common stock. On June 15, 2004, the Company at a Special Meeting of Shareholders received authorization to increase its authorized shares of common stock from 125 million to 250 million shares of common stock and expects, at its fiscal year 2004 annual meeting scheduled for July 20, 2005. to increase its authorized shares of common stock from 250 million to 500 million shares to enable it to continue to finance development of its products and fund continued operations. We may be forced to raise additional cash for operations by selling additional shares of our common stock at depressed prices causing further dilution to our shareholders. Certain warrants with key vendors are subject to cashless exercise and may be immediately exercised with no resulting proceeds to the Company.

RISK FACTORS RELATED TO OUR OPERATIONS

We have been a development-stage company since our inception in 1996 and have not to date had a significant deployment of any of our solutions for the delivery of broadcast television, high-speed internet and voice by a major telephone service provider.

We have had to date no material revenues derived from sales of either our legacy Traverser Digital Video Data Delivery System (DVDDS) or our TV+ solution or our new Broadband Loop Watch product. There has been to date only one sale of our Release 2.0 of our TV+ software and Set Top Boxes for 1000 customers of a telecommunications service provider in Russia that is just commencing deployment of a small group of customers as a trial and no major deployments of our TV+ Solution by telephone service providers globally of our products and there currently is uncertainty as to the extent, if at all, that deployments will occur in the future.

We depend upon outsourcing of our research and product development of our TV+ Solution and Nanotechnology products to Lucent Technologies Inc.

We depend upon Lucent Technologies Inc. for the successful development of our TV+ product, certain design and software used in our Broadband Loop Watch product and our Nanotechnology products and our business would be materially adversely affected if Lucent Technologies Inc. were to terminate our relationship.

The loss of key personnel could adversely affect our business

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

    Sales and gross margins from our POTS Splitter and other DSL products have experienced a significant decline during the period from June 30, 2001 through June 30, 2003 as a result of the significant downturn in capital spending by telecommunications service providers. Although there was a recovery in such sales, and to a lesser extent margins, during the fiscal year ending June 30, 2004, there was again a substantial downturn again for the fiscal year ended June 30, 2005.The outlook for a recovery in sales remains uncertain. Failure to achieve significant sales with adequate gross margins with respect to our component DSL products will negatively affect the cash available to the Company prior to commencement of sales of our TV+ solution thereby having a negative effect upon the overall financial condition of the Company and the price of our common stock.

 We rely on single sources for supply of a certain component for out POTS splitter product that has been the source of all of our revenues to date.

    We purchase the core torroid, which is a key component in our POTS Splitter Product from VAC Corporation. We purchase such component on a purchase order basis and have no long term contract for the supply of such component. The loss of this current source of supply could result in us having to redesign our product at additional cost and result in lost revenues from our main source of sales to date.

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

    We expect the majority of our future revenues from out TV+ solution to be derived from international emerging markets and our success depends upon our ability to sell our flagship television platform outside of the United States where political, currency and regulatory risks are significantly greater. As a result of their distance from the United States, different time zones, culture, management and language differences, these operations pose greater risk than selling in the United States. Our sales cycle for our IPTV platform is lengthy (since it involves a major strategic decision by an international telecommunications service provider) and we may incur significant marketing expenses with no guarantee of future sales. A significant market for our IP TV+ solution may never develop if international telephone service providers fail to successfully deploy broadband services including high speed data and television Telephone service providers worldwide have significantly decreased capital expenditures for broadband and other deployment as a result of the current economic downturn in the industry. Future market demand that will cause telephone service providers to continue to aggressively roll out converged services including television and high-speed internet in particular, is highly unpredictable especially in markets outside of the United States. Certain telephone companies (especially in developing international economies) may have backbone infrastructure that is not of sufficient quality to accommodate the mPhase IPTV+ solution. Currency fluctuations, changes in foreign taxes and import duties and economic and political instability in international markets pose a greater risk to our operations than U.S. markets.

 Our television platform may not achieve compliance with regulatory requirements in foreign countries.

    Our TV+ solution may fail to meet foreign regulatory standards. Since our targeted markets for our IPTV product involves countries outside of the United States, such products are subject to greater regulatory risks since they must comply with different standards of different countries than can vary widely in the telecommunications industry. The failure to meet such regulatory standards would result in potential customers in countries outside of the United States not purchasing our TV+ solution.

 The telecommunications industry is subject to intense competition characterized by swift changes in technology.

The telecommunications industry is subject to swift and continuing innovation and technological changes that could render out TV+ solution obsolete and intense competition in the industry could prevent us from ever becoming profitable. Out competitors that sell IP TV solutions that compete with our middleware and set top box include much larger, better known companies with significantly greater selling and marketing experiences and financial resources. Such competitors include for middleware a joint venture between Microsoft and Alcatel, as well as Minevera, Orca Interactive, Siemens, VBrick Systems and Video Furnace. Competition in the IP set top box product include Advanced Digital Broadcast Systems, Amino Communications, Kraetel, Pace Micro Technology, Samsung Telsey Telecommunications and VBrick Systems. End to end solutions competitors for IPTV include UTStarcom, mxWare and Industria. Telephone service providers that are out targeted customers face competition from cable-based technologies and satellite technologies that may cause them not to deploy our TV+ solution.

Deployment of our television platforms requires certain additional investments by telecommunications service providers.

    Our Customers may need to build a digital head-end to download television content from satellites involving a significant additional capital expenditure to utilize the digital television capabilities of our TV+ solution. For customers seeking to provide feature rich services such as video on demand, the installation of additional routers and servers may be required to upgrade the internet backbone capabilities necessary to deploy our TV+ solution.  Such additional capital costs may cause potential customers not to purchase our television platforms.

 We may not be able to evolve our technology, products and services or develop new technology, products and services that are acceptable to our customers.

    The market for our broadcast digital television platform in the form of IPTV is characterized by:

    Rapid technology change;

    New and improved product introductions;

    Changing customer Demands; and

    Evolving industry standards and product obsolescence.

    Our future success will depend upon our ability to continually enhance our IPTV delivery capabilities with additional features and continued reduce costs in order to meet new and continuing technology evolution and competitive demands of the market place. The development of enhanced and new technology, products and services is a complex and uncertain process requiring high levels of innovation, highly-skilled engineering and development personnel, and the accurate anticipation of technological and market trends. We may not be able to identify, develop, market or support new or enhanced technology, products, or services on a timely basis, if at all owing to our size and limited financial resources.

 Telecommunications Service Providers outside of the United States must be able to access sources for Broadcast Television Content in order to deploy our either of our TV+ solution.

    In order to have an incentive to deploy TV+ solution, an international telecommunications service provider must have access, to multiple channels of Television programming from content providers at prices that enable such provider to earn a profit from the deployment of television programming. In certain of our key target markets, such as Brazil, only cable companies are permitted under current law to provided such content and therefore a local service provider must either establish a working relationship with such a cable provider to have an incentive to utilize our products.

 ITEM 2. PROPERTIES

    Our corporate headquarters is located at 587 Connecticut Avenue, Norwalk, CT 06854-1711. The Company leases this office space from Microphase Corporation under a facilities agreement with Microphase that provides that mPhase lease office space, lab facilities and administrative staff on a month-to-month basis for $10,000/month. The Company also maintains an office in Little Falls, New Jersey and New York, New York with monthly rents of $11,500 and $3,000 per month respectively.

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

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 6, 2005, the Company filed a preliminary proxy with the SEC relating to its Annual Meeting of Shareholders of the Company for the fiscal year ended June 30, 2004, which was held on July 20, 2005. At such meeting shareholders of the Company approved a proposal by the Company to amend the Company's Certificate of Incorporation under New Jersey law to increase the authorized shares of common stock from 250 million to 500 million shares of $.01 par stock. There were a total of 65,590,387 votes for the proposal, which included 408,968 broker non votes and abstentions and 3,018,669 votes against the proposal. Our Form of Definitive Proxy covering a detailed description of the proposal was filed with the SEC on June 17, 2005 and is herby incorporated by reference.

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

YEAR/QUARTER	HIGH	LOW
Fiscal year ended June 30, 2001
First Quarter	$9.25	$3.00
Second Quarter	5.94	1.47
Third Quarter	3.38	1.22
Fourth Quarter	2.61	1.03

Fiscal year ended June 30, 2002
First Quarter	$1.67	$.31
Second Quarter	.86	.31
Third Quarter	.62	.27
Fourth Quarter	.50	.23

Fiscal Year ended June 30, 2003
First Quarter	$.32	.15
Second Quarter	.31	.15
Third Quarter	.36	.19
Fourth Quarter	.42	.28

Fiscal year ended June 30, 2004
First Quarter	$.42	$.29
Second Quarter	.61	.29
Third Quarter	.69	.38
Fourth Quarter	.46	.29

Fiscal year ended June 30, 2005
First Quarter	$.31	$.21
Second Quarter	$.35	$.23
Third Quarter	$.60	$.30
Fourth Quarter	$.41	$.25

(B) HOLDERS

As of June 30, 2005, mPhase had 145,045,832 shares of common stock outstanding and approximately 12,000 stockholders of record. As of June 30, 2005 we have approximately 83,708,760 shares, 24,259,833 shares, and 1,200,000 of stock reserved for issuance upon the conversion of warrants, options, and convertible notes respectively.

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

In September 2001, certain of our officers and directors purchased an aggregate of 2,000,000 shares of common stock for an aggregate investment of $1,000,000. These issuances included 1,000,000 shares to Mr. L. Barton, a director at that time, for an investment of $500,000; 400,000 shares to Mr. Ronald A. Durando, the Company's president and a director, for an investment of $200,000; 400,000 shares to Mr. Gustave Dotoli, the Company's vice-president and a director, for an investment of $200,000; and; 200,000 shares to Mr. Martin S. Smiley, the Company's vice-president, for an investment of $100,000; and were exempt pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Act.

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

During the fiscal year ended June 30, 2003, the Company converted certain payables and accrued expenses with officers, related parties and strategic vendors pursuant to Section 4(2) and to Section 3(a)(9) of the Act aggregating approximately $1.9 million into 5,923,333 restricted shares of the Company's common stock and 5 year warrants to purchase an additional 3,706,800 restricted shares of the Company's common stock. Of these, 5,533,333 shares of common stock and 3,491,800 warrants were issued in settlement of $1,748,756 of debt to related parties as follows:

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

   During the six months ending December 31, 2003, the Company granted 924,667 shares of its common stock and warrants to purchase 249,667 shares of its common stock to consultants for services performed, valued at $307,243, and charged to operations during the period. Each transaction was pursuant to Section 4(2) of the Act.

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

During the fiscal year ended June 30, 2004, the Company converted certain payables and accrued expenses with GTRC, a strategic vendor, pursuant to Section 4(2) and to Section 3(a)(9) of the Act aggregating approximately $1.8 million into 5 year cashless warrants to purchase an additional 5,039,200 restricted shares of the Company's common stock valued at $.35 per share plus a $100,000 term promissory note. The Company is in arrears with respect to the first payment on the note and is currently renegotiating the amount of the note and payment schedule since the note includes past and future royalty payments with respect to the Company's patents covering its Traverser DVDDS, some of which the Company may relinquish going forward.

Effective for the three-month period ended September 30, 2004 the Company issued the following unregistered securities:

A July private placement of 622,000 shares, each with two separate 5 year warrants were sold for $ 155,000, each warrant specifying the right to purchase one additional share at $.25 and $.50, respectively. A September private placement of 1,050,000 shares, each with two separate 5 year warrants was sold for $ 247,400, each warrant specifying the right to purchase one additional share at $.25 and $.35, respectively. A total of 3,344,00 shares has been reserved to provide for conversion in connection with these warrants.

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

 $133,990 in the third quarter of fiscal 2005. The valuation of this charge was made on the basis of the fair market value of the Company's common stock on the date of grant using the Black-Scholes option premium model.

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

In late February and early March of 2005, the Company converted approximately $173,898 in accounts payable due various vendors into 535,296 shares of common stock aggregating $183,310 in full settlement of those obligations and pursuant to Section 3(a)(9) of the Act.

During May 2005 the Company adjusted the exercise price of $.45 per share of an investor's 5 year warrant to purchase 714,296 shares of common stock.  The warrant was originally issued in January 2005, to $.225 in July of 2005.  In July of 2005 such investor exercised a portion of such warrant, as adjusted, to purchase 200,000 shares of the Company's common stock generating $45,000 of net proceeds to the Company.

On July 20, 2005, at the Company's annual meeting of Shareholders, the Shareholders ratified an amendment to its Certificate of Incorporation to increase the number of authorized shares of common stock from 250,000,000 to 500,000,000 shares.

During June and July 2005 the Company completed a private placement of equity units pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. Each unit consists of one share of the Company's common stock at $0.20 per share plus a five (5) year warrant to purchase one share of the Company's common stock at $.25 per share. Such placement generated an aggregate of $3,488,000 of proceeds to the Company, to be used primarily to pay for research and development expenses and for general corporate purposes. A total of 14,140,000 shares of the Company's common stock together with five (5) year warrants to purchase 14,140,000 shares of the Company's common stock at $.25 per share were issued in such private placement. In connection with such private placement, consultants and advisors received $253,500 of fees paid in cash and 476,500 shares of the Company's common stock and five (5) year warrants to purchase 476,500 shares of the Company's commons tock at $.25 per share.

 ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and notes included in this annual report. The statement of operations data from October 2, 1996 (date of inception) to June 30, 1997 and for the year ended June 30, 1998, and the balance sheet data as of June 30, 1997 and 1998, are derived from financial statements that have been audited by Schuhalter, Coughlin & Suozzo, LLC, independent auditors, and are included in this document. The statement of operations data for the years ended June 30, 1999, 2000, and 2001 and the balance sheet data as of June 30, 1999, 2000, and 2001 are derived from financial statements that have been audited by Arthur Andersen LLP., independent auditors. The statement of operations data for the years ended June 30, 2002, June 30, 2003, June 30, 2004 and June 30,2005 and the balance sheet data as of June 30, 2002, June 30, 2003, June 30, 2004 and June 30, 2005 are derived from financial statements that have been audited by Rosenberg Rich Baker Berman & Company, independent auditors, and are included in this document.

	Year Ended June 30,					Cumulative from inception October 2, 1996 to June 30, 2005
	2001	2002	2003	2004	2005
	(in thousands, except share data)
STATEMENT OF OPERATIONS DATA:
Total revenues	$10,524	$2,582	$1,582	$4,641	$1,711	$21,320
Costs and Expenses:
Cost of sales	5,805	2,415	1,493	4,270	1,446	15,359
Research and
development	10,780	3,820	3,538	3,928	5,127	43,544
General and
administrative	17,322	7,039	2,684	4,118	6,580	85,635
Depreciation and
amortization	660	670	515	123	63	2,953
Operating loss	(24,043)	(11,361)	(6,649)	(7,798)	(11,505)	(126,171)
Other income (expense), net	-	142	50	150	345	(764)
Interest income (expense)	43	(26)	(51)	(111)	(111)	(123)
Net loss	$(24,000)	$(11,245)	$(6,650)	$(7,759)	$(11,234)	$(127,009)
Basic and diluted net
loss per share	$(.72)	$(.23)	$(.10)	$(.10)	$(.11)
Shares used in basic and diluted
net loss per share	33,436,641	49,617,280	65,217,088	77,677,120

	Year Ended June 30,
	1999	2000	2001	2002	2003	2004
BALANCE SHEET DATA:
Cash and cash equivalents	$7,978	$6,432	$31	$47	$397	$90
Working capital (deficit)	4,936	3,557	(1,458)	(94)	(1,405)	(2,112)
Total assets	10,624	11,184	8,997	6,942	3,782	2,591
Long-term obligations, net of current portion	-	-	90	2,891	2,608	1,038
Total stockholders' equity (deficit)	$6,974	$7,329	$1,865	$(42)	$(3,229)	$(2,918)

BALANCE SHEET DATA:	Year Ended June 30, 2005
Cash and cash equivalents	351
Working capital (deficit)	(1,674)
Total assets	2,232
Long-term obligations, net of current portion	100
Total stockholders' equity (deficit)	(1,617)

    The statement of operations data as of the periods indicated below are derived from unaudited financial statements. The operations data for the quarterly periods ended September 30, 2001 and each quarter thereafter to and including the quarter ended December 31, 2001 are derived from unaudited financial statements reviewed by Arthur Andersen LLP and the operations data for the quarterly periods from March 31, 2002 and each quarter thereafter through and including the quarter ended June 30, 2005, have been derived from unaudited financial statements reviewed by Rosenberg, Rich, Baker, Berman & Company, and include all adjustments (consisting of normal recurring items) that management considers necessary for a fair presentation of the financial statements.

	Three months ended
	September 30	December 31	March 31	June 30
	(in thousands, except share amounts)
FISCAL 2005 QUARTERLY
STATEMENT OF OPERATIONS DATA:
Total revenues	$179	$296	$564	$672
Costs and Expenses:
Cost of Sales	130	245	448	623
Research and development	1,101	1,055	1,664	1,307
General and administrative	709	2,071	2,639	1,032
Depreciation and amortization	1	127	62	1
Operating loss	(1,762)	(3,203)	(4,249)	(2291)
Interest income, Net	(29)	(66)	(37)	21
Gain (loss) on debt extinguishments and investments	(41)	~~--~~	(59)	520
Net loss	$(1,832)	$(3,306)	$(4,346)	$(1750)
Basic and diluted net loss per share	$(.02)	$(.04)	$(.04)	$(.01)
Shares used in basic and diluted net loss per share(1)	89,719,962	93,388,984	120,015,504	137,719,500

	Three months ended
	September 30	December 31	March 31	June 30
	(in thousands, except share amounts)
FISCAL 2004 QUARTERLY
STATEMENT OF OPERATIONS DATA:
Total revenues	$2,489	$1,291	$555	$306
Costs and Expenses:
Cost of Sales	2,099	1,191	484	294
Research and development	611	843	1,404	1,212
General and administrative	605	914	803	1,856
Depreciation and amortization	46	28	27	22
Operating loss	(872)	(1,685)	(2,162)	(3,078)
Interest income, Net	(16)	(16)	(20)	(59)
Gain (loss) on debt extinguishment	23	-	(152)	278
Net loss	$(865)	$(1,701)	$(2,334)	$(2,859)
Basic and diluted net loss per share	$(.01)	$(.02)	$(.03)	$(.03)
Shares used in basic and diluted net loss per share(1)	71,725,318	72,814,272	81,564,405	84,885,017

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

RESULTS OF OPERATIONS

OVERVIEW

   mPhase is a development-stage company that historically develops, markets and sells a line of innovative DSL based broadband communications equipment and IP Television delivery solutions. During fiscal year ended June 30, 2005 the mPhase expanded its efforts in the field of nanotechnology by entering into a new $1.2 million Development Agreement with the Bell Labs Division of Lucent Technologies, Inc. to develop an ultra sensitive magnetic detection device known as a magnetometer which has significant potential military applications. In March of 2005 the Company extended for an additional 12 months at a cost of $1.2 million its initial contract with Bell Labs focused  upon power cell and battery development with military applications as an additional business segment. The Bell labs division of Lucent Technologies, Inc. has been engaged by mPhase to perform research and development under a $1.2 million Development Agreement of a power cell that will have a relatively unlimited shelf life and other advantages for soldiers in the field (such as lack of detection) . Such product is expected to be ready for sale in approximately 18 months.

mPhase is a developer of broadband communications products, specifically, middleware, set top boxes and systems integration solutions for the delivery of broadcast quality television, video on demand, high speed internet and voice utilizing internet protocol. (IPTV) mPhase's believes that Release 3.0 of its TV+ solution, scheduled for September of 2005 is the most cost-effective, standards based, scalable solution with carrier class quality and security available for telecommunications service providers around the world. mPhase believes that telecommunication service providers in countries outside of the United States that generally lack extensive fiber to the home infrastructure will find the Company's TV+ solution as an attractive way to retain traditional telephone customers by offering a full package of services. The TV+ solution is designed to enable telecommunication service providers to solve the "last mile" from a central office location to a customer over any existing infrastructure including copper, fiber or coax. Version 3.0 of the TV+ solution is a culmination of years of development of a world class television delivery solution for telecommunication service providers. The Company also develops and sells DSL products including "intelligent" POTS Splitter DSL loop diagnostic systems and Plain Old Telephone Service (POTS) Splitters necessary to split a telephone signal into a high frequency digital and low digital data component and low frequency analog voice component necessary for a telephone service provider to provide high-speed internet services over copper from its central office to its customer's premises. Since our inception in 1996 we have been a development-stage company.

In February of 2004, the Company entered into the field of Nanotechnology research and development of micro power cell batteries of various voltages. The initial goal is to develop batteries for military applications having significantly longer shelf life prior to activation, instant on capabilities due to their extremely small internal size, and power management capabilities to significantly extend their duty cycle periods than are currently available in the market. The Company believes that such development is consistent with its strategy of being a pioneer in areas of high growth technology and potentially diversifies its mix of products. On March 11, 2005 the Company announced that it had expanded its nanotechnology research and efforts to develop extremely sensitive uncooled magnetic sensors, commonly known as a magnetometer, as a new product line.

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

 mPhase's suite of DSL products also includes the i POTS3 (renamed the Broadband Watch product) or Intelligent POTS Splitter product that marks a significant advancement in automating loop management and is interoperable with the DSLAM's of any vendor. As DSL deployments scale, it is becoming increasingly more important for telecommunications service providers to streamline the process for provisioning and troubleshooting DSL services. Additionally, as competition for high speed Internet expands, the market is witnessing a reduction in price. Therefore, it has become increasingly more important for telecommunications service providers to lower the operational costs involved with supporting DSL services. The i POTS3 is a device that allows service providers to perform full loop testing without having to deploy manual assets by allowing service providers to temporarily bypass the POTS Splitter and have a comprehensive view of their DSL networks. Prior to the introduction of this product in order to perform full testing, service providers would have to manually intervene so that test signals could be passed through the network. mPhase has not derived any sales of such product to date but believes that such product could provide an additional revenue stream for mPhase in fiscal year 2005.

    mPhase was organized on October 2, 1996. On February 17, 1997, the Company acquired Tecma Laboratories, Inc., a public corporation in a reverse merger transaction. This resulted in the Company's stock becoming publicly traded on the NASDAQ Over-the-Counter Bulletin Board. On June 25, 1998, the Company acquired Microphase Telecommunications, Inc. in a stock for stock exchange, whose principal assets included patents and patent applications utilized in the Company's legacy Traverser DVDDS product. On August 21, 1998, mPhaseTV.net, Inc. was organized as a wholly-owned subsidiary to market interactive television and e-commerce revenue opportunities. This subsidiary is dissolved. On March 2, 2000, mPhase acquired an interest in mPhaseTelevision.Net, Inc., a joint venture organized to provide digital television programming content to service providers in the United States deploying TV over DSL.

    On March 14, 2000, we entered into an agreement with BMW Manufacturing Corp., located in South Carolina. Under the agreement, we installed version 1.0 of the Traverser for BMW's telephone transmission network. BMW has agreed that, upon its notice and consent, we will be able to demonstrate to potential customers the functioning system at BMW's facilities. BMW has made two (2) subsequent purchases increasing the size of its deployment to 62 unique units.

    Our flagship installation, Hart Telephone, has completed the build and development of its digital headend during fourth quarter of 2001. The completion of their digital headend marks the move from beta to commercial deployment of the Traverser platform. Hart currently has approximately 70 customers receiving about 80 channels of television services.

    Effective December 1, 2002, mPhase entered into a Development Agreement with the Bell Laboratories division of Lucent Technologies, Inc. for development of mPhase's broadcast television switch as an integrated platform with the Lucent Stinger DSL Access Concentrator.

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

As of February 4, 2004, mPhase entered into a Development Agreement with the Bell Laboratories division of Lucent Technologies, Inc. relating to Micro-Power Source Arrays Fabricated Using Nanotextured Superhydrophobic Materials. Such Agreement was extended in March of 2005 for another 12 months by the parties.

In August of 2004, mPhase extended its contract with the Bell Labs division of Lucent Technologies, Inc. to develop Release 3.0 of its TV+ product as an IP delivery based system. Release 3.0 is expected to be deployed in the second quarter of fiscal year 2005. Releases 1.0 and 2.0 of the TV+ product based upon ATM delivery technology were each completed in fiscal year 2005.

In March of 2005, Lucent entered into a second Development Agreement in the field of nanotechnology with the Bell Laboratories division of lucent technologies, Inc. to develop an ultra sensitive magnetic sensor device initially targeted for military applications.

    The Company has incurred net losses totaling approximately $ 127 million during the development of its flagship product from inception through June 30, 2005. In fiscal 2001, the Company had anticipated that the sales of its component products would be able to supplement the underwriting of the completion of our flagship product, the Traverser. In fiscal 2002 these sales declined with the overall decline of DSL deployments and spending in the telephonic industry. The Company sales of its POTS splitter product continued to slow during most of fiscal year 2003 with overall revenue decreasing approximately $1 million as telecommunications spending continued to decline. In the first quarter of fiscal year ended June 30, 2004, the Company experienced a significant increase in revenues from its POTS splitter product which resulted in revenues increasing from approximately $2.5 million in fiscal year 2003 to approximately $4.6 million in fiscal year 2004. In fiscal year 2005, revenues from POTS splitter products again decreased to approximately $1.2 million. The Company did receive its first order for 1000 ports of its TV+ product from a major Russian telecommunications service provider in fiscal year 205 resulting in approximately $280,000 of additional revenue.

 During fiscal year 2005, the Company shifted its development efforts with respect to its TV+ product from its ATM products characterized by Releases 1.0 and 2.0 of its TV+ product to an IP delivery protocol in Release 3.0 of its TV+ product. Such transformation, to meet a major shift in requirements of telecommunication service providers for delivery of converged services delayed the expected commencement of material revenues from the TV+ product from fiscal year 2005 to fiscal year 2006. The Company believes that it will commence receiving revenues in fiscal year 2006 from initial commercial deployments of its IPTV+ product. Until such time such revenues are realized, the Company intends on maintaining its reduced cost structure to minimize its losses, which management believes will permit the Company to ultimately achieve profitability. The Company believes the initial deployments and the resultant revenues of its flagship Release 3.0 of its TV+ solution are not expected to occur until the second quarter of fiscal year 2006. An upturn of spending in the telephonic industry for DSL component products should increase sales and improve the Company's margins and provide the Company the opportunity to attain profitability.

    Revenues. To date, all material revenues have been generated from sales of POTS Splitter Shelves and other DSL component products to a small number of telecommunications companies. mPhase believes that future revenues are difficult to predict because of the length and variability of the commercial roll-out of the TV+ platform to various telecommunications service providers but does anticipate some sales of its IPTV+ solution in fiscal year 2006. Since the Company believes that there may be a significant international market for the TV+ platform, involving many different countries with different regulations, certifications and commercial practices than the United States, future revenues are highly subject to changing variables and uncertainties. Additionally, the continued instability of the telecommunications market evidenced by reduced in capital spending from its peak in fiscal year 2001 across the whole telecom sector contributes to our difficulty in accurately predicting future revenues.

    Cost of revenues. The costs necessary to generate revenues from Microphase and the sale of POTS Splitter Shelves and other DSL component products include direct material, labor and manufacturing. mPhase paid these costs to Janifast, Ltd., which has facilities in the People's Republic of China and is owned by and managed by certain senior executives of the Company. The cost of revenues also includes certain royalties paid to Microphase Corporation, a privately held corporation organized in 1955, which shares certain common management with the Company. Costs for future production of the Traverser product will consist primarily of payments to manufacturers to acquire the necessary components and assemble the products and future patent royalties payable to GTRC. Microphase does not share in revenues from sales of the TV+ product.

    Research and development. Research and development expenses consist principally of payments made to Lucent and for development of the TV+ product and Nanotechnology products. All research and development costs are expensed as incurred.

During the fiscal year ended June 30, 2005, the company incurred non-cash research and development stock based employee compensation of $0 and an additional $0 non-cash stock based expense for consultants.

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

    Non-cash administrative stock-based employee compensation charge. mPhase incurred non-cash administrative stock-based employee compensation charges of $1,242,793 and $3,150,343, for the fiscal years ended 2005 and 2004, respectively. The Company has reduced its use of stock options and warrants as a form of compensation to employees, directors and outside consultants as part of its current austerity program.

TWELVE MONTHS ENDED JUNE 30, 2005 VS. JUNE 30, 2004

    Revenues. Total revenues for the year ended June 30, 2005 decreased to $1,711,085 from $4,641,346  for the year ended June 30, 2004. The decrease was primarily attributable to decreased sales of the Company's POTS Splitter product line especially during the first quarter of fiscal year 2004, caused by a downturn of orders from one customer that orders component products from the Company. The Company recognized $280,000 of revenue in connection with the first sale of 1000 ports of Release 2.0 its TV+ solution to a major telecommunications service provider in Russia. The Company continues to believe that its line of POTS Splitter products is positioned to be competitively priced with high reliability and connectivity, and as such has the potential to be significant part of DSL deployment. The Company cannot predict when the demand for telecommunication equipment will resume, however we do expect certain added revenue in fiscal year 2006 from the completion of Release 3.0 of our TV+ solution and Broadband Loop Watch Products..

    Cost of revenues. Cost of sales was $1,446,151 for the year ended June 30, 2005 as compared to $4,068,255 in the year ended June

30, 2004. Cost of revenues decreased for the twelve months ended June 30, 2005 compared to the prior period ending June 30, 2004 primarily because of decreased sales. Gross margins for the period ended June 30, 2005 were 15.5%. The gross margins have varied dramatically as spending among telecommunication providers has contracted, coupled with downward pressures related to the supply and demand of telecommunications products. The single most significant reason the margins decreased dramatically was due to the reduced selling price of our POTS Splitter product. Discounts, consisting of a 2% discount from the amount invoiced if paid within 10 days were offered during fiscal year 2005. Such discounts amounted to $1,447 for the period ended June 30, 2005, and were offered to Covad Communication our leading telecommunications service provider customer. Discounts were offered in fiscal 2004 to Covad Communications amounting to 2% from the amount invoiced if paid within 10 days were offered to Covad Communications and amounted to $71,425.

Research and Development. Research and development expenses were $5,127,438 for the year ended June 30, 2005 as compared to $4,069,721 in the year ended June 30, 2004, an increase of $1,057,717. Such expenditures included $3,319,280 incurred with Lucent Technologies, Inc. for the year ended June 30, 2005 as compared to $2,328,602 during the comparable period in 2004. In addition we incurred $919,937 with Microphase and other strategic vendors for the year ended June 30, 2005 as compared to $99,494 during the comparable period in 2004.

    The significant increase in research and development expenses with Lucent Technologies, Inc. is due to the continued and accelerated development of the TV+ product together with the extension of the $1.2 million month Development Agreement for an additional 12 months related to the battery and power pack product development utilizing nanotechnology and the entering into a second one year $1.2 million Development Agreement with Lucent to develop ultra electronic sensor devices also using nanotechnology. Such expenditures may increase in fiscal year 2006 since the Company's strategy is to further enhance the features and cost reduce its TV+ and expand its product line in the Nanotechnology area.

    The elimination in research expenditures incurred with GTRC is due to the Company's refocus in development from its legacy Traverser DVDDS television delivery platform to its TV+ product.

    Research expenditures incurred with Microphase were related to the continuing development of the Company's DSL component products, including the Company's line of POTS Splitters and Microfilters and the Company's newest products, the Broadband Watch.

General and Administrative Expenses. Selling, general and administrative expenses were $6,579,761 for the year ended June 30, 2005 up from $4,177,961 for the comparable period in 2004, a decrease of $2,401,800.  The increase in the selling, general and administrative costs was primarily the result of the addition of a number of new employees critical to the Company's needs in developing, marketing and selling the TV+ and NanoTechnology product lines with Lucent a respectively.

Included is an increase of non-cash charges relating to the issuance of common stock and options to consultants, which totaled $3,150,343 for the year ended June 30, 2005 as compared to $1,242,793 during the comparable period in 2004. Other components of the increase in selling, general and administrative expenses were increases in payroll of approximately $503,000 to $1,456,000, offer by a decrease in the use of outside consultants of approximately $284,000 to $704,002, marketing expenses such as trade shows of $118,000 to $158,000, and advertising expenses of $68,000 to $90,000, and a non recurring charge of $1,85,721 for the value of shares issued to investors to reflect market changes in the common stock of which approximated $2,498,271or 100% of the increase in spending.

    Net loss. mPhase recorded a net loss of $11,234,324 for the year ended June 30, 2005 as compared to a loss of $7,758,586 for the same period ended June 30, 2004. This represents a loss per common share of  $(.11) in 2005 as compared to $(.10) in 2004, based upon weighted average common shares outstanding of ________ and 77,677,120 during the periods ending June 30, 2004 and June 30, 2005 respectively.

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

    Cost of revenues. Cost of sales was $4,068,255 for the year ended June 30, 2004 as compared to $1,493,394 in the year ended June 30, 2003. Cost of revenues increased for the twelve months ended June 30, 2004 compared to the prior period ending June 30, 2003 primarily because of increased sales. Gross margins for the period ended June 30, 2004 were 12%. The gross margins have varied dramatically as spending among telecommunication providers has contracted, coupled with downward pressures related to the supply and demand of telecommunications products. The single most significant reason the margins decreased dramatically was due to the reduced selling price of our POTS Splitter product. Discounts, consisting of a 2% discount from the amount invoiced if paid within 10 days were offered during fiscal year 2004. Such discounts amounted to $71,425 for the period ended June 30, 2004, and were offered to Covad Communication our leading telecommunications service provider customer. Discounts were offered in fiscal 2003 to an existing customer to accelerate collections in connection with an order of our POTS Splitter product and was treated as a purchase discount to each our customers, and the reduction to net sales lowered the gross margins in the period.

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

    Research expenditures incurred with Microphase were related to the continuing development of the Company's DSL component products, including the Company's line of POTS Splitters and Microfilters and the Company's newest products, the iPOTS.

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

CURRENT PLAN OF OPERATIONS

RESEARCH AND DEVELOPMENT ACTIVITIES

    mPhase throughout its history has outsourced its research and development activity with respect to both of its TV platforms as well as its POTS splitter products and nanotechnology products. GTARC has conducted a significant amount of research and development for mPhase pursuant to a research agreement comprised of a series of delivery orders, which outline the timing, necessary actions and form of payment for specific tasks related to the completion of certain components of the DVDDS legacy product. Microphase has performed research and development for mPhase with respect to certain component DSL products such as the i POTS Splitter products, low pass filters and POTS Splitters and the legacy DVDDS product. Currently mPhase major research and development is performed by the Bell Laboratories division of Lucent Technologies, Inc. in connection with its IPTV solution as well as exploratory development of nanotechnology products.

    For the years ended June 30, 2005, and 2004 and for the period since inception (October 2, 1996) to June 30, 2005, approximately $0 $0, and $ 13,524,300, respectively, has been billed to mPhase for research and development conducted by GTARC. With the completion of the DVDDS legacy product, the Company has shifted its research and development from GTARC to Lucent Technologies Inc. in connection with its TV+ product as well as its entry into the nanotechnology product area. Such new research and development during Fiscal Year 2005 was (a) for completion of Versions 2..0 and 3.0 of the TV+ product and (b) entry into the nanotechnology product area focused initially on (a) power cells and batteries and (b) ultra magnetic sensory devices each designed for military applications. The Company incurred research and development expenses with Lucent for fiscal years ended June 30, 2005 and 2004 of $3,319,280 and $1,837,044 respectively.

    The amount of research and development costs the Company has expended from October 2, 1996, its inception date, through June 30, 2005 is $43,544,238. During the year ended June 30, 2005, the Company incurred research and development expenses of $3,518,238 related to the continued development of its current  IPTV solution and other DSL products and services as compared to $3,669,723 for the same period ended June 30,2004. In addition the Company incurred research and development expenses for the fiscal year 2005 of $1,609,200 for its nanotechnology products as compared to $600,000 for fiscal year ended June 30, 2004..

STRATEGIC ALLIANCES IMPLEMENTED

   The Company has entered into a Co-Branding Agreement with Lucent for its redesigned cost reduced set top box portion of its TV+ platform. In addition, pursuant to a Systems Integration Agreement with Lucent, the Company has been designated as the exclusive worldwide reseller of the Lucent Stinger when bundled as part of the mPhase TV+ system. In addition the Company and Lucent share jointly in certain intellectual property being developed with respect to disposable power cells, which is the subject of exploratory development using the science of nanotechnology.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

    All revenue included in the accompanying consolidated statements of operations for all periods presented relates to sales of mPhase's POTS Splitter Shelves and DSL component products.

    As required, mPhase has adopted the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidelines on applying generally accepted accounting principals to revenue recognition based upon the interpretations and practices of the SEC. The Company recognizes revenue for its POTS Splitter Shelf and other DSL component products at the time of shipment, at which time; no other significant obligations of the Company exist, other than normal warranty support.

    The deferred revenues balance recorded on the Balance Sheet for the fiscal year ended June 30, 2003 is made up of three customer deposits consisting of $156,180 in the aggregate for the POTS product and of $58,000 for final customer acceptance of the Traverser product that will occur upon commercial production of such product.

RESEARCH AND DEVELOPMENT

    Research and development costs are charged to operations as incurred in accordance with Statement of Financial Accounting Standards ("SFAS"), No.2, "Accounting for Research and Development Cost."

INCOME TAXES

    mPhase accounts for income taxes using the asset and liability method in accordance with SFAS No.109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. Because of the uncertainty as to their future reliability, net deferred tax assets, consisting primarily of net operating loss carryforwards, have been fully reserved for. Accordingly, no income tax benefit for the net operating loss has been recorded in the accompanying financial statements.

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

    During the fiscal years ended June 30, 2005, 2004 and 2003, the Company declared its net reserve by approximately $183,000, decreased its net reserve by approximately $98,000, and increased its net reserve by approximately $302,000, respectively, for technical obsolescence and marketability based upon current prices and overall demand and charged a like amount to expense, representing a percentage increase in the reserve of 15.3% of average inventory in fiscal 2005, to a current reserve of 23.7% of average inventory, at cost, of approximately $864,057 on hand during the period in fiscal 2005, an increase in the reserve of 5.9%  of average inventory, at cost, of approximately $1,671,000 on hand during the period in fiscal 2004 and 8.4% of average inventory, at cost, of approximately $3,588,000 on hand during the period in fiscal 2003. As of June 30, 2005, the Company recorded a cost adjustment against the reserve of approximately $49,300, recognizing permanent cost reductions due to price adjustments and further reduced the reserve for reductions due to obsolescence resulting from a lack of inter-operability of certain components in inventory with the Company's present product line approximating $25,000. As a result on June 30, 2005 the Company had a total inventory valuation reserve of $205,642 against its inventory with a total balance, at cost, of $695,785, or 29.5%. If there was to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory allowances and our gross margins could be adversely affected.

MATERIAL RELATED PARTY TRANSACTIONS

    The Company records material related party transactions. The Company incurs costs for engineering, design and production of prototypes and certain administrative functions from Microphase Corporation and the purchase of finished goods, primarily consisting of DSL splitter shelves and filters, from Janifast Limited. The Company has incurred costs for obtaining transmission rights. This enabled the Company to obtain re-transmission accreditation to proprietary television content that the Company plans to provide with its flagship product, the Traverser within its incorporated joint venture mPhase Television.Net, in which the Company owns a 56.5% interest..

    Directors that are significant shareholders of Janifast Limited include Messrs Ronald A. Durando, Gustave T. Dotoli, and Necdet F. Ergul.

    Mr. Abraham Biderman is a Managing Director of Eagle Advisers, Inc., a firm that performs investment banking services for the Company and was employed until September 30, 2003 by our former investment banking firm Lipper & Company.

    Mr. Abraham Bidderman, Biderman, and Mr. Anthony Guerino own a relatively small amount of stock, warrants and options in mPhase Technologies, Inc.

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

    Significant charges from related parties are summarized for the periods enumerated as follows:

	For the Years Ended June 30,
Charges and Expenses with Related Parties	2003	2004	2005
Charges incurred with Janifast
Included in:
Cost of sales and ending inventory	$178,959	$2,771,925	$1,536,494
Total Janifast	$178,959	$2,771,925	$1,536,494
Charges incurred with Microphase Corp.
Included in:
Cost of sales and ending inventory
(including Royalties)	$86,468	$140,123	$94,740
Research and development	428,434	84,494	60,000
General and administrative	133,200	231,068	304,030
Total Microphase Corp .	$648,102	$455,685	$458,770
Included in:
Cost of sales and ending inventory	$265,427	$2,912,048	1,631,234
Research and development	428,434	84,494	$60,000
General and administrative	133,200	231,068	304,030
Total Charges with Related Parties	$827,061	$3,227,610	$1,995,264

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2005 mPhase had a working capital deficit of $1,674,419 as compared to a working capital deficit of $2,111,452 as of June 30, 2004. The Company believes this will be sufficient for its short-term liquidity. During fiscal year ending June 30, 2006 it is estimated that the Company will need to raise approximately $5-10 million to meet longer term liquidity needs through June 30, 2006. Such monies would be necessary primarily to fund future capital expenditures for research and development of enhanced features for its TV+ product and the manufacturing of inventory necessary to complete any significant order for DSL component products. Additional capital will need to be raised to build inventory for any significant order of the TV+ platform, the legacy DVDDS platform or the new set top box that might occur in fiscal year 2006. Finally, (depending upon sales and margins in fiscal year 2006) additional capital may be required to fund a portion of any growth necessary in operations.

    Included in the Company's working capital position at June 30, 2005, were the conversions of approximately $1,200,000 of accounts payable and accrued expenses due to related parties and strategic vendors to equity and, $79,200 of accounts payable and accrued expenses due to a strategic vendor was converted to payment terms whereby 40,480 remains outstanding and is expected to be paid in fiscal 2006.

Through June 30, 2005, the Company has incurred development stage losses totaling approximately $127,091,407. At June 30, 2005, the Company had cash and cash equivalents of $351,185 compared to $90,045 at June 30, 2004. Historically, mPhase had funded its operations and capital expenditures primarily through private placements of common stock. Management expects that its ongoing financial needs will be provided by financing activities and believes that the sales of its line of POTS Splitter products and other related DSL component products as well as its TV+ and Broadband Watch products will provide some offset to cash flow used in operations, although there can be no assurance as to the level and growth rate of such sales in future periods as seen with quarter to quarter fluctuations in component sales. At June 30, 2005, the Company had accounts receivable of $533,841 and inventory of approximately $490,000. This compared to $64,100 of accounts receivable and approximately $1.2 million of inventory at June 30, 2004.

    Cash used in operating activities was $7,795,964 million during the twelve months ending June 30, 2005. For fiscal 2005 the cash used by operating activities principally consists of the net loss plus the slight increase in accounts receivable, offset by the decrease in inventory and by the increases in accounts payable, accrued expenses and increases in the amounts due to related parties; further offset by non cash expenses for depreciation and amortization, and by non-cash charges for common stock options and warrants issued for services.

    In the year ended June 30, 2005, net cash of approximately $156,000 was used in investing activities for the purchase of fixed assets and patent enhancements.

    During the twelve-month period ended June 30, 2005, the Company raised capital through private placements with accredited investors and the exercise of previously outstanding warrants, whereby the Company issued 39,853,661 shares of the Company's common stock pursuant to private placements, generating net proceeds to the Company of $7,287,088, of which $460,000 were collected in July 2005, and 3,637,954 shares of the Company's common stock pursuant to the exercise of warrants at exercise prices ranging from $.25 to $.35 per share, generating net proceeds of $680,609. The Company incurred $633,867 of cash expenses and issued 854,075 shares of common stock and 729,075 warrants, each to purchase one share of its common stock at prices ranging from $.25 to $.35 per share to finders, consultants and investment banking firms in connection with these private placements.

During the fiscal year ended June 30, 2005 certain strategic vendors and related parties converted approximately $1.2 million of accounts payable and accrued expenses into 3,895,171 shares of the Company's common stock and 4,616,571warrants. Such vendors include the Company's outside counsel, Piper Rudnick LLC.

During the fiscal year ended June 30, 2003, certain strategic vendors and related parties converted approximately $1.9 million of accounts payable and accrued expenses into 5,923,333 shares of the Company's common stock and 3,706,800 warrants. Such vendors include Microphase Corporation and Janifast Ltd. In addition, Messrs. Durando and Dotoli converted $468,756 in back salary obligations into warrants to purchase 2,491,800 shares of common stock of the Company. These warrants were exercised in part for 1,770,400 shares of the company's common stock during fiscal 2005 and 721,400 warrants to purchase one share each of the company's common stock remain outstanding as of June 30, 2005, such warrants are held by Mr. Dotoli.

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

    As a result, conversion of debt with related parties and strategic vendors during the periods enumerated is as follows:

Equity Conversions of Debt With Related Parties and Strategic Vendors	For the Years Ended June 30,
	2003	2004	2005
Related Party Conversions
Number of shares	5,533,333	0	3,259,875
Number of warrants	3,491,800	0	3,259,875
Amount converted to equity	$1,748,756	$0	$651,975
Strategic Vendor Conversions
Number of shares	390,000	110,467	635,296
Number of warrants	205,000	5,069,242	1,356,696
Amount converted to equity	$529,503	$1,963,202	$426,894
Total Related Party and Strategic
Party Conversions
Number of shares	5,923,333	110,467	3,895,171
Number of warrants	3,696,800	5,069,242	4,616,571
Amount converted to equity	$1,946,788	$1,963,202	$1,078,869
Gain on Extinguishment of Debt	$61,226	$150,058	$418,696

    As of June 30, 2005, mPhase had commitments of approximately $1,200,000, $800,000, $900,000and $600,000 respectively for capital expenditures with respect to its TV+, Broadband Watch, Micro Power Cell, and Magnetometer products respectively with Lucent Technologies, Inc.

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

    Through June 30, 2005, the Company incurred development stage losses totaling approximately $127,009,407, and at June 30, 2005 had a working capital deficit of $1,674,419 The primary reason for the deterioration in the Company's working capital position at June 30, 2005, was the continued weakness in sales necessary to fund continuing expenses of operations as well as difficult capital markets funding conditions and the desire of management of the Company to avoid unnecessary dilution by issuing large amounts of equity at depressed prices to raise larger sums of cash. As noted above, during the fiscal year ended June 30, 2005 the Company's efforts to maintain a manageable working capital position included conversions of (i) approximately $1,200,000 of accounts payable and accrued expenses due to related parties and strategic vendors to equity, (ii) approximately $79,200 of accounts payable and accrued expenses due to a strategic vendor into notes payable. At June 30, 2005, the Company had $351,185 of cash and cash equivalents and $533,841 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) the successful market and sell its products.

    During the fiscal years ended June 30, 2004 and 2005 the Company was able to negotiate extended payment terms for overdue accounts payable with strategic vendors. These obligations are now classified as notes payable and included in current and long-term portions of notes payable in the accompanying balance sheets, based upon the revised payment terms. The Company believes it can maintain its present repayment schedule, or otherwise renegotiate such terms that are satisfactory to the Company and these vendors.

    On August 30, 2004, the Company paid $100,000 to Piper & Rudnick LLC, its outside counsel in connection with the renegotiation of a Payment Agreement effective June 30, 2004. Under the terms of the renegotiated Payment Agreement, the Company agreed to payments of $25,000 each on December 1, 2004, March 1, 2005, June 1, 2005 and September 1, 2005 and a payment of $50,000 on December 1, 2006 plus $25,000 payments on March 1, 2006, June 1, 2006, September 1, 2006 and a final payment of $75,000 on December 1, 2007. In addition, Piper Rudnick agreed to convert an additional $150,000 of such payable into a 5 year cashless warrant to purchase the Company's common stock at $.25 per share. This agreement replaced in its entirety a prior agreement effective March 31, 2002 in which the Company was $473,787 in arrears with respect to a Promissory Note as of June 30, 2004. The Company has made payments on December 1, 2004, March 1, 2005 and June 1, 2005 of $25,000. As of the date hereof the Company has not made the payment due September 1, 2005.

    The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2006 and continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

    We intend to continue to invest in technology and telecommunications hardware and software necessary to keep our products. We continue to operate on an austerity budget with sharply reduced administrative and marketing expenses.

    We continue our efforts to raise additional funds through private placements of our common stock, the proceeds of which are required to fund continuing development stage expenditures and the commercial roll-out of our IPTV solution. However, there can be no assurances that we will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available when needed or at terms that we deem to be reasonable.

    We have evaluated our cash requirements for fiscal year 2006 based upon certain assumptions, including our ability to raise additional financing and initial expected sales of our TV+ product.. The Company anticipates that it will need to raise approximately $5-10 million additional monies primarily in private placements of its common stock with accredited investors, or alternatively we will need to curtail certain expenses as incurred at the present levels including marketing and research and development expenses. We have no commitments from affiliated or third parties to provide additional financing. In the event that we do not receive any proceeds from additional financings, we will attempt to further reduce expenditures and continue to operate the Company from sales revenue and any funding that may be available from affiliated companies. Additional investment in technology design to enhance the features and reduce the cost of the TV+ platform will be necessary over the next 12 months. In addition, the Company is currently obligated to pay $100,000 per month to Lucent for development of its power cell and battery products using nanotechnology and $100,000 per month to Lucent for development of its magnetometer product, in each case through March of 2006. As of the date hereof, the Company owes Lucent $179,428 with respect to its TV+ solution as well as an aggregate of approximately  $330,000to other vendors assisting in the TV+ solution. In addition the Company owes Lucent $100,000, and $100,000 with respect to its Nanotechnology and Magnetometer products.

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

 ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is not exposed to changes in interest rates as the Company has no floating rate debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the interest rate yield curve would not materially affect the fair value of any financial instruments at June 30, 2005. We believe that interest rate risks for our accounts receivable are insignificant. Sales to customers are denominated in dollars. Accordingly, we are not directly exposed to market risks from currency fluctuations.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

None.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Executive officers are selected by the Board of Directors. No family relationships exist between any of the executive officers or directors. The following table sets forth certain information with respect to each person, who is an executive officer or director. mPhase's executive officers and directors as of June 30, 2005 are as follows:

NAME	AGE	POSITION(S)
Necdet F. Ergul	81	Chairman of the Board and Director
Ronald A. Durando	48	Chief Executive Officer and Director
Gustave T. Dotoli (2)	69	Chief Operating Officer and Director
David Klimek	50	Director and Chief Technical Officer*
Martin Smiley	57	Officer
OUTSIDE DIRECTORS
Anthony H. Guerino (1)(2)	57	Director
Abraham Biderman (1)(2)	55	Director
(1) Member of the Audit Committee
(2) Member of the Compensation Committee

*All of the directors except Mr. Klimek (who declined to stand for reelection) were elected by the shareholders on July 20, 2005 at the annual meeting for the fiscal year ended June 30, 2004. The current executive officers and directors, along with their backgrounds, are set forth below:

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

DAVID KLIMEK is a co-founder of mPhase and has served as the Company's Chief Technology Officer since June 1997 and as Director of Engineering since its inception in October 1996. Mr. Klimek joined the Board of Directors in October 1996. From 1990-1996, Mr. Klimek owned and operated Mashiyach Design, Inc., an engineering consulting firm. He has more than 18 years of technical engineering and design expertise and presently holds 14 individual or co- authored U.S. patents. From 1982 to 1990, Mr. Klimek was the R&D manager of Digital Controls, Inc. Mr. Klimek holds a B.S. in Electrical Engineering from Milwaukee School of Engineering, Milwaukee, Wisconsin..

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

ABRAHAM BIDERMAN has been a member of the Board since August 3, 2000. He currently is the Managing Director of Eagle Advisers, Inc, a small investment banking firm. From 1990 through September 30, 2003, Mr. Biderman was been employed by Lipper &

Co. as Executive Vice President; Executive Vice President, Secretary and Treasurer of the Lipper Funds; and Co-Manager of Lipper Convertibles, L.P. Prior to joining Lipper & Co. in 1990, Mr. Biderman was Commissioner of the New York City Department of Housing, Preservation and Development from 1988 to 1989 and Commissioner of the New York City Department of Finance from 1986 to 1987. He was Chairman of the New York City Retirement System from 1986 to 1989. Mr. Biderman was Special Advisor to former Mayor Edward I. Koch from 1985 to 1986 and assistant to former Deputy Mayor Kenneth Lipper from 1983 to 1985. Mr. Biderman is a Director of the Municipal Assistance Corporation for the City of New York. Mr. Biderman graduated from Brooklyn College and is a certified public accountant.

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

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Directors, executive officers, and individual owning more than 10 percent of mPhase common stock are required to file initial reports of ownership and changes in ownership with the SEC under Section 16(a) of the Securities Exchange Act of 1934, as amended. The SEC regulations also require those persons to provide copies of all filed Section 16(a) reports to the Company. mPhase has reviewed the report copies filed in fiscal year 2005, and based also on written representations from those persons, the Company believes that there was compliance with Section 16(a) filing requirements for fiscal year 2004. All the officers and directors filed all of the required forms in a timely manner.

 ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth, for the fiscal year ended June 30, 2005 and the two previous fiscal years, the compensation earned by mPhase's chief executive officer and the four other executive officers, whose compensation was greater than $100,000 for services rendered in all capacities to the Company for the year ended June 30, 2005.

SUMMARY COMPENSATION TABLE

LONG-TERM COMPENSATION

		ANNUAL COMPENSATION		RESTRICTED STOCK AWARD(S)	SECURITIES UNDERLYING OPTIONS/SARS
	YEAR	SALARY	BONUS
Ronald A. Durando (1) Chief Executive Officer and President	2005 2004 2003	$305,000 $285,000 $234,504	- - -	- - -	2,500,000 1,500,000 450,000
Gustave Dotoli (1) Chief Operating Officer	2005 2004 2003	$215,000 $225,000 $193,254	- - -	- - -	1,500,000 750,000 350,000
David Klimek Chief Technology Officer	2005 2004 2003	$86,950 $ 89,062 $ 90,958	- -	- -	50,000 100,000 75,000
Martin Smiley Executive Vice President Chief Financial Officer and General Counsel	2005 2004 2003	$125,000 $103,958 $109,583	- - -	425,000 - -	- - 200,000

 (2) Does not include 1,395,400 and 1,096,400 warrants to Messrs. Durando and Dotoli, respectively, to cancel previously unpaid compensation. Such warrants relate $234,362, $35,000 and $1,184,105, $27,500 respectively for unpaid cash compensation to Mr. Durando and Mr. Dotoli for fiscal years 2002 and 2003, respectively, the amounts of which are included in "Annual Compensation" in the above table.

No individual named above received prerequisites or non-cash compensation during the years indicated which exceeded the lesser of $50,000 or an amount equal to 10% of such person's salary. No other executive officer received compensation and bonuses that exceeded $100,000 during any year.

Compensation of Directors

    During fiscal year 2005 mPhase compensated each of the inside directors with Options to purchase 4,000,000 shares of common stock at a price of $.35 per share for services both as officers and directors. The outside directors were each compensated with Options to purchase 150,000 shares of common stock at $.35 per share. There was no cash stipend paid to any directors during the fiscal years 2004 and 2003.

STOCK OPTIONS

    The following table contains information regarding options granted in the fiscal year ended June 30, 2005 to the executive officers named in the summary compensation table above. For the fiscal year ended June 30, 2005, mPhase granted options and compensatory warrants to acquire up to an aggregate of 7,775,000 shares to employees and directors.

OPTION GRANTS IN LAST FISCAL YEAR

(INDIVIDUAL GRANTS)

Name	Number of% Securities Underlying Option/SARS Granted (#)	of Total Option/SARS Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Market Price on Grant Dates	Expiration Dates	Potential Realizable Value of Assumed Annual Rates of Stock Price Appreciation for 5 Year Option Term
						0%	5%	10%
Ronald A. Durando	2,500,000	32%	$.35	$.31	2010	$0	$0	$67,750
Gustave T. Dotoli	1,500,000	19%	.35	.31	2010	0	0	$24,375
David Klimek	150,000	2%	.35	.31	2010	0	0	$3,750

    The following table sets forth information with respect to the number and value of outstanding options held by executive officers named in the summary compensation table above at June 30, 2005. During the fiscal year ended June 30, 2004, No options were exercised. The value realized is the difference between the closing price on the date of exercise and the exercise price. The value of unexercised in-the-money options is based upon the difference between the closing price of mPhase's common stock on June 30, 2005, and the exercise price of the options.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND

FISCAL YEAR-END OPTION VALUES

	Shares Acquired on Exercise	Value Realized $	NUMBER OF SECURITIES (1) UNDERLYING UNEXERCISED OPTIONS AT YEAR END (#)		VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT YEAR END ($)
			EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE
Ronald A. Durando	-	-	7,230,000	-	$-	-
Gustave T. Dotoli	-	-	4,500,000	-	$-	-
David Klimek	-	-	522,500	-	$-	-
Martin Smiley(2)	-	-	1,070,000	-	$-	-

(1) Includes compensatory warrants granted during the year ended June 30, 2005. (2) In January of 2005, Mr. Smiley received a grant of 450,000 shares of common stock.

Employment Agreements

     All employment agreements with officers of mPhase have expired and are currently being renegotiated.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The members of the Compensation Committee during fiscal 2005 were Messrs. McInerney (who resigned from the Board of Directors effective April 2005), Biderman and Guerino. Neither Messrs. Biderman, McInerney nor Guerino have been one of mPhase's officers or employees. None of the Company's directors or executive officers served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire Board of Directors) of another entity during fiscal 2005 that has a director or executive officer serving also as a director on mPhase's Board of Directors, except that Mr. Dotoli is also a member of the Board of Directors of PacketPort, a company in which Mr. Durando serves as Chief Executive Officer. Mr. Dotoli, together with Mr. Durando and Mr. Ergul, are collectively controlling shareholders of Janifast and Mr. Dotoli and Mr. Ergul are also Directors of Janifast. Janifast has produced components for the TV+ and has and continues to produce the POTS splitter product for mPhase. MPhase plans to use Janifast to produce certain portions of orders for its Television platforms in the future.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 30, 2005 certain information regarding the beneficial ownership of our shares:

1.

by each person who is known by us to be the beneficial owner of more than five percent (5%) of its outstanding common stock;

2.

each of our directors;

3.

by each executive officer named in the Summary Compensation Table; and,  by all of our directors and executive officers as a group.

Name and Address of Beneficial	Number of	Percentage
Owner(1)	"Shares"	Ownership
	of Common Stock	of Common
	Beneficially	Stock(2)
	Owned
Necdet F. Ergul(5)(6)	2,616,250	1.8%
Ronald A. Durando(3)(5)	11,644,382	7.6%
Gustave T. Dotoli(5)(7)	6,021,100	4.0%
David Klimek(5)	424,500	*

Abraham Biderman(4)(5)	1,711,500	*
Anthony Guerino(5)	657,500	*
Martin Smiley(8)	6,196,132	4.2%
Microphase Corporation (9)	14,224,686	9.5%
Janifast(10)	10,935,000	7.4%
All executive Officers Directors, and (2)	54,431,050	34.5%
beneficial owners

* Less than 1%

(1) Unless otherwise indicated, the address of each beneficial owner is 587 Connecticut Avenue, Norwalk, Connecticut 06854-1711.

(2) Unless otherwise indicated, mPhase believes that all persons named in the table have sole voting and investment power with respect to all shares of the Company shares beneficially owned by them. The percentage for each beneficial owner listed above is based on 145,048,832 shares outstanding on June 30, 2005, and, with respect to each person holding options or warrants to purchase shares that are exercisable within 60 days after June 30, 2005, the number of options and warrants are deemed to be outstanding and beneficially owned by the person for the purpose of computing such person's percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The number of shares indicated in the table include the following number of shares issuable upon the exercise of warrants or options:

Necdet F. Ergul	1,766,250
Ronald A. Durando	8,614,367
Gustave Dotoli	4,278,067

Martin Smiley	4,074,543
Abraham Biderman	1,017,500
Anthony Guerino	552,000
Microphase Corporation	5,170,000
Janifast Ltd.	2,200,000

(3)

Includes 1,396,148 shares held by Durando Investment LLC, and 8,395,000 shares and 2,200,000 warrants held by Janifast which Mr. Durando controls and 530,000 shares owned by Karen and Ronald Durando Foundation; and 695,000 shares owned by Durando Charitable Remainder Trust.

(4)	Includes 5,233 shares of common stock, options and warrants for 272,500 shares of common stock. Does not include 1,103,225 shares held by Lipper & Co, where Mr. Biderman is a director.

(5)	Includes options for 25,000 and 150,000 shares of common stock received as compensation for participation on the Board of Directors.

(6)

Includes 200,000 shares owned by Berrin Snyder, his daughter and 150,000 owned by Eda Peterson, his daughter. Also includes 8,244,667 shares and 4,450,000 warrants and 720,000 shares and warrants to purchase 720,000 shares issuable pursuant to the terms of a convertible note held by Microphase Corporation, a company in which Mr. Ergul is the President and Chief Executive Officer.

(7)	Includes 277,500 shares owned by Patricia and Gustave Dotoli Foundation; and 195,000 shares owned by Dotoli Charitable Remainder Trust.
(8)

Includes 8,244,667 shares and  4, 450,000 warrants and   720,000 shares and warrants to purchase    7200,000 shares issuable pursuant to the terms of a convertible note held by Microphase Corporation, the totals of which are included in the total beneficially owned shares of Necdet F. Ergul.

(9)	Includes 7,350,000 shares and 1,200,000 warrants, the totals of which are included in the total beneficially owned shares of Ronald A. Durando.

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

Mr. Durando, the President and CEO of mPhase, owns a controlling interest and is a director and COB of Janifast Limited. Mr. Durando and Mr. Dotoli are officers of Microphase Corporation. Mr. Dotoli is also a shareholder of Janifast Limited. Mr. Ergul, the chairman of the board of mPhase, owns a controlling interest and is a director of Microphase Corporation and is a director and shareholder of Janifast Limited. Microphase, Janifast, are significant shareholders of mPhase.

Management believes the amounts charged to the Company by Microphase, Janifast, mPhase Television.Net and Hart Telephone are commensurate to amounts that would be incurred if outside parties were used. The Company believes Microphase, and Janifast Limited has the ability to fulfill their obligations to the Company without further support from the Company.

Transactions with Officers, Directors and their Affiliates

    Directors that are significant shareholders of Janifast Limited include Messrs Ronald A. Durando, Gustave T. Dotoli, and Necdet F. Ergul.

During the 12 month period ended June 30, 2005, Eagle Advisers, an investment banking firm founded by Mr. Abraham Biderman, a member of the Board of Directors of the Company, earned fees and reimbusement expenses of approximately $633,000 in connection with services in connection with private placements of the Company's common stock and warrants and raised a total of $6,117,000 net of such fees for the Company.

Additionally at June 30, 2004, Mr. Durando was owed $300,000 and Mr. Smiley was owed $100,000 by the Company as evidenced by a non-interest bearing promissory note that was repaid in July 2004. As of June 30, 2004 a total of $55,000 in the aggregate was due to Mr. Durando and Mr. Dotoli for unpaid compensation.

Mr. Durando's June 30, 2004 note payable balance of $300,00 was repaid by the Company during fiscal year 2005. During the first and second quarters of fiscal year 2005, Mr. Durando made additional bridge loans to the Company evidenced by various 12% demand notes in the aggregate of $525,000. Mr. Durando was repaid a total of $450,000 of such loans in January of 2005. In addition, Mr. Durando converted $13,954 of the principal amount of a $75,000 promissory note leaving unpaid principal of $61,046 outstanding. Mr. Durando converted $13,000 of accrued and unpaid interest on various promissory notes of the Company into 65,000 shares of common stock and a 5 year warrant to purchase a like amount of common stock at $.25 per share.

During the twelve month period ended June 30, 2005 Mr. Dotoli and Mr. Smiley, the COO, and CFO and General Counsel of the Company respectively, each lent the Company $75,000. Mr. Dotoli was repaid, the principal amount of such loan, in cash in January, 2005 and Mr. Smiley converted his $75,000 loan into 375,000 shares of common stock of the Company plus a 5 year warrant to purchase a like amount of shares at $.25 per share. In addition, Mr. Smiley converted $9,975 of accrued interest into 49,875 shares of common stock plus a 5 year warrant to purchase a like amount of shares at $.25 per share. Finally Mr. Smiley received 25,000 additional shares of common stock as a market adjustment to his equity investment of $25,000 on August 30, 2004. Mr. Dotoli cancelled $3,750 of accrued and unpaid interest from August 15, 2004 through January 15, 2004 into 375,000 shares of common stock pursuant to the terms of a portion of a warrant that was exercised at $.01 per share previously given by the Company to Mr. Dotoli in exchange for and cancellation of unpaid compensation. On January 15, 2004, Mr. Smiley was awarded 425,000 shares of common stock as additional compensation.

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

Mr. Ronald A. Durando converted $13,000 of accrued and unpaid interest on various demand notes issued by the Company for loans by Mr. Durando during the six month period ended December 31, 2004 into 65,000 shares of common stock plus a 5 year warrant to purchase a like amount of shares at $.25 per share. In addition Mr. Durando converted $13,954 of principal of a $75,000 promissory note into the exercise, in full, of a warrant to purchase 1,395,400 shares of common stock at $.01 previously granted to Mr. Durando in exchange for cancellation of unpaid compensation.

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

In June of 2005, Mr. Smiley converted the his 12%  $100,000 note converted plus accrued interest thereon to 520,000 shares of common stock of mPhase at the rate of $.20 cents per share plus a 5 year warrant for an additional 520,000 shares of common stock at $.25 per share.

In addition a demand note payable to Martin Smiley, CFO and General Counsel of mPhase, in the amount of $75,000 was converted into 375,000 shares of common stock plus a 5 year warrant to purchase a like amount of shares at $.25 per share and Mr. Smiley extended from July 25, 2004 to July 25, 2005 a $100,000 promissory note carrying 12% interest. In addition Mr. Smiley converted accrued and unpaid interest on his various promissory notes of $ 9,975 through December 31, 2004 into 49,875 shares of common stock plus a 5 year warrant to purchase a like amount of common stock at $.25 per share. Mr. Smiley's remaining $100,000 note is convertible into Common Stock of mPhase at the rate of $.25 cents per share through July 25, 2009. Upon conversion, the note holder will be granted warrants to purchase an equivalent amount of mPhase Common Stock at $.25 cents per share for a period of five years from the date of conversion plus a 5 year warrant for a like amount of shares at $.25 per share. Mr. Ronald A. Durando converted $13,000 of accrued and unpaid interest on various demand notes issued by the Company for loans by Mr. Durando during the six month period ended December 31, 2004 into 65,000 shares of common stock plus a 5 year warrant to purchase a like amount of shares at $.25 per share. In addition Mr. Durando converted $13,954 of principal of a $75,000 promissory note into the exercise, in full, of a warrant to purchase 1,395,400 shares of common stock at $.01 previously granted to Mr. Durando in exchange for cancellation of unpaid compensation. Finally, Mr. Gustave Dotoli, Chief Operating Officer of the Company converted $ 3,750 of accrued and unpaid interest on a $75,000 promissory note into 375,000 shares of common stock at $.01 pursuant to a portion of a warrant previously granted to Mr. Dotoli for unpaid compensation.

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

    Messrs. Biderman, McInerney and Mr. Anthony Guerino, as outside directors of mPhase, own a relatively small amount of stock, warrants and options in the Company.

Transactions with Microphase Corporation

    mPhase's President and Chairman of the Board of the Company are also employees of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement for fiscal year 2004 required mPhase to pay Micophase $10,000 per month. Microphase also charges fees for specific projects on a project-by-project basis. During the year ended June 30, 2005 and for the period of time from mPhase's inception (October 2, 1996) to June 30, 2005, $458,770, and $8,138,956, respectively, have been charged to expense or inventory under these Agreements and is included in operating expenses in the accompanying consolidated statements of operations. Management believes that amounts charged to the Company by Microphase are commensurate to amounts that would be incurred if outside third parties were used.

     The Company is obligated to pay a 3% royalty to Microphase on revenues from its proprietary Traverser_ Digital Video and Data Delivery System and DSL component products.

     At June 30, 2005, approximately $0 of undelivered purchase orders remains outstanding with Microphase.

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

 During the years ended June 30, 2005 and the period from inception (October 2, 1996) to June 30, 2005 $1,536,494 and $15,117,789 respectively, of invoices for products and services have been charged to inventory or expense- other liabilities-related parties as long term liabilities in the consolidated balance sheet and as of June 30, 2005. Additionally, at June 30, 2005, approximately $298,000 of undelivered purchase orders remain outstanding with Janifast Limited, and outstanding payables to Janifast Limited are approximately $491,098.

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

Transactions with Other Significant Beneficial Owners of mPhase Common Stock and Warrants

Effective June 30, 2004, the Company was approximately $473,787.42 in arrears with respect to a Promissory Note issued to Piper Rudnick LLP plus other legal fees of $118,773.36.  It should be noted that Piper & Rudnick received such Promissory Note plus two warrants received in March of 2002 in exchange for cancellation of certain payables. Such warrants have conversion rights into our common stock for a total of 2,233,490 shares that have been registered under a recently effective Form S-1 Registration Statement, and are cashless. On September 3, 2003, the Company paid $100,000 in cash to Piper in exchange for reducing the total payable to $550,000 plus the issuance of additional cashless warrant for $150,000 worth of the Company's common stock valued at $.25 per share. The remaining $300,000 payable has the following future payment schedule:

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

EXHIBITS
NUMBER
REFERENCE	DESCRIPTION
10.2*

First Amendment to the License Agreement dated January 8, 2001, between the Company and Georgia Tech Research Corporation (incorporated by reference to Exhibit 10.2 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).

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

10.7*

Manufacturing Services Agreement dated March 14, 2001, by and between the Company and Flextronics International USA, Inc (incorporated by reference to Exhibit 10.7 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).

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

10.12(a)*

Assignment Agreement dated February 17, 1997, by and between the Company and Microphase Corporation. (incorporated by reference to Exhibit 10.12 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33- 63262)).

10.12(b)*	Distribution Agreement effective May 15, 2002 by and between Corning Cable System and the Company.
10.13.*

Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc., effective as of December 1, 2002, relating to Video Services Switch and Statement of Work, dated December 9, 2002.**

EXHIBITS
NUMBER
REFERENCE	DESCRIPTION
10.14. *	Purchase Order between the Company and Lucent Technologies, Inc., dated December 15, 2002, for cost reduction of the mPhase Traverser INI set box. **
10.15.*	Co-Branding Agreement, dated as of January 21, 2003, between the Company and Lucent Technologies, Inc.**
10.16*	Systems Integrator Agreement, dated as of April 4, 2003, between the Company and Lucent Technologies, Inc.**
10.17*	Development Agreement between Lucent Technologies, Inc and mPhase technologies, Inc. relating to Broadcast Television Switch (BTS) effective as of September 15, 2003.**
10.18*	Development Agreement effective February 3, 2004 between Lucent Technologies, Inc. and mPhase Technologies, Inc for development of micro fuel cell Nano Technology.**
10.19*	Software License Agreement between Espial Group, Inc, a Canadian Corporation and mPhase Technologies, Inc. entered into November 28, 2004.
10.20*	Software Development Agreement between Magpie Telecom Insiders, Inc, and mPhase Technologies, dated September 2, 2004 and Work Order dated January 3, 2005
10.21*	Development Agreement effective March 11, 2005 between Lucent Technologies Inc and mPhase Technologies relating to development of Magnetometers.
10.22*	Amendment No. 2 to Development Agreement dated as of March 9, 2005 relating to
Micro Power Source Cells between mPhase Technologies, Inc and Lucent Technologies, Inc.
10.23*	Amendment No. 2 to Development Agreement between Lucent Technologies, Inc.
21*	and mPhase Technologies, Inc. dated as September 15, 2003
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

23.4*	Consent of Arthur Andersen LLP (incorporated by reference to our registration statement, Amendment No. 2 filed on Aug. 15, 2001.)
23.5*	Consent of Schuhalter, Coughlin & Suozzo, LLC (incorporated by reference to our registration statement, Amendment No. 2 filed on Aug. 15, 2001.)
23.6*	Consent of Piper Marbury Rudnick & Wolfe LLP (incorporated by reference to our registration statement, Amendment No. 2 filed on Aug. 15, 2001.)
23.7*	Consent of Rosenberg, Rich, Baker, Berman and Company (incorporated by reference to our registration statement, Amendment No. 1/A filed on August 1 2002.)
23.8*	Consent of Schuhalter, Coughlin & Suozzo, LLC (incorporated by reference to our registration statement, Amendment No 1/A filed on August 2, 2002.)
23.9*	Consent of Piper&Rudnick LLP. (incorporated by reference to our registration statement, Amendment No. 1/A filed on August 2, 2002)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference.

** All or portions of such Agreements have been omitted and the Company has requested that the omitted sections be treated as "Confidential Information" pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended and has been filed with the Securities and Exchange Commission separately.

FINANCIAL STATEMENTS

PAGE
Report of Rosenberg Rich Baker Berman & Company	F-1
Report of Arthur Andersen LLP	F-2
Report of Schuhalter, Coughlin & Suozzo, PC	F-3
Consolidated Balance Sheets as of June 30, 2004 and 2005	F-4
Consolidated Statements of Operations for the years ended June 30, 2003, 2004 and 2005 and for the period from inception (October 2, 1996) through June 30, 2005.	F-5
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period from inception (October 2, 1996) to June 30, 1997 and for each of the seven years in the period ended June 30, 2005	F6-12
Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2004 and 2005 and for the period from inception (October 2, 1996) through June 30, 2005.	F-13
Notes to Consolidated Financial Statements	F-14 F-29

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of mPhase Technologies, Inc.:

    We have audited the accompanying consolidated balance sheets of mPhase Technologies, Inc. (a New Jersey corporation in the development stage) and subsidiaries as of June 30, 2005 and June 30, 2004, and the related consolidated statements of operations, changes in stockholders' equity (deficit), cash flows and Schedule II (Valuation and Qualifying Accounts, Item 14B) for each of the three years in the period ended June 30, 2005 and for the period from inception (October 2, 1996) to June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of mPhase Technologies, Inc. for the period from inception to June 30, 2001. Such amounts are included in the cumulative from inception to June 30, 2005 totals of the statements of operations, changes in stockholders' equity and cash flows and reflect total net loss of 80 percent of the related cumulative totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from inception to June 30, 2001, included in the cumulative totals, is based solely upon the report of the other auditors.

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

    In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of mPhase Technologies, Inc. and subsidiaries as of June 30, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 and for the period from inception to June 30, 2005, in conformity with accounting principles generally accepted in the United States.

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

September 19, 2005

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

Schuhalter, Coughlin & Suozzo, PC

Raritan, New Jersey

January 28, 1999

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	JUNE 30,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$90,045	$351,185
Accounts receivable, net of bad debt reserve of
$0 and $0 respectively	64,100	533,841
Stock subscription receivable	886,000	460,000
Inventory	1,237,972	490,142
Prepaid expenses and other current assets	81,061	25,622
Total current assets	2,359,178	1,860,790

Property and equipment, net	52,685	162,692
Patents and licenses, net	161,605	141,451
Other assets	17,250	67,250
Total assets	$2,590,718	$2,232,183
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,088,658	$1,691,338
Accrued expenses	636,033	431,765
Due to related parties	680,956	721,569
Note payable, related party	300,000	277,000
Current Portion of Long Term debt	550, 803	413,537
Deferred revenue	214,180
Total current liabilities	4,470,603	3,535,208

Other liabilities	618,550	214,709
Notes payable-related parties	280,000
Long-term debt, net of current portion	139,500	100,000
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY (DEFICIT):
Common Stock, par value $.01, 250,000,000
shares authorized; 88,899,962 and 145,048,832
outstanding, in 2004 and 2005 respectively	888,999	1,450,489
Additional paid-in capital	111,976,095	123,949,156
Deficit accumulated during development stage	(115,775,083)	(127,009,407)
Less-treasury stock, 13,750 shares, at cost	(7.973)	(7,973)
Total stockholders' equity (deficit)	(2,917,962)	(1,617,735)
Total liabilities and stockholders' equity (deficit)	$2,590,718	$2,232,183

The accompanying notes are an integral part of these consolidated balance sheets.

     mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,			From Inception
				(October 2, 1996)
				to June 30,
				2005
	2003	2004	2005
TOTAL NET REVENUES	$1,581,639	$4,641,346	$1,711,085	$21,320,125
COSTS AND EXPENSES:
Cost of Sales (see also note 11 Related Party	1,493,394	4,068,255	1,446,151	15,359,358
Transactions)
Research and development (including non-cash stock	3,538,305	4,069,721	5,127,438	43,544,238
related charges of $385,495, $72,000, 0 and
$2,117,669 respectively, see also note 11 Related Party
Transactions)
General and administrative (including non-cash stock	2,683,534	4,177,961	6,579,761	85,634,858
related charges of $748,840, $1,242,793, $2,948,083
and $50,281,225 respectively, see also note 11 Related
Party Transactions)
Depreciation and Amortization	515,417	122,878	62,679	2,952,586
Total costs and expenses	8,230,650	12,438,815	13,216,029	147,491,040
Loss from operations	(6,649,011)	(7,797,469)	(11,504,944)	(126,170,915)
OTHER INCOME (EXPENSE):
Gain On Extinguishments	61,226	150,058	418,695	772,216
Minority interest loss in consolidated subsidiary	-			20,000
Loss from unconsolidated subsidiary	-			(1,466,467)
Loss on sale of securities	(11,258)		(37,411)	(48,669)
Interest income (expense), net	(51,168)	(111,175)	(110,564)	(115,572)
Total other income (expense)	(1,200)	38,883	270,620	(838,492)
NET LOSS	$(6,650,211)	$(7,758,586)	$(11,234,324)	$(127,009,407)
Unrealized holding (loss) gain on securities	4,026
COMPREHENSIVE LOSS	$(6,646,185)	$(7,758,586)	$(11,234,324)	$(127,009,407)
LOSS PER COMMON SHARE, basic and diluted	$(.10)	$(.10)	$(.11)
WEIGHTED AVERAGE COMMON SHARES	65,217,088	77,677,120
OUTSTANDING, basic and diluted

The accompanying notes are an integral part of these consolidated balance sheets.

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)

TO JUNE 30, 1997 AND FOR EACH OF THE EIGHT YEARS

IN THE PERIOD ENDED JUNE 30, 2005

	Common Stock			Additional
				Paid-In			TOTAL
				Capital			STOCKHOLDERS'
							EQUITY
							(DEFICIT)
	Shares	$.01	Treasury		Deferred	Accumulated
		Par Value	Stock		Compensa	Deficit
					tion
BALANCE, OCTOBER 2, 1996	1,140,427	$11,404	$-	$459,753	$-	$(537,707)	$(66,550)
(date of inception).
Issuance of common stock of	6,600,000	66,000	-	(537,157)	-	537,707	66,550
Tecma Laboratories, Inc., for
100% of the Company.
Issuance of common stock, in	594,270	5,943	-	752,531	-	-	758,474
private placement, net of offering
costs of $138,931
Net loss	-	-	-	-	-	(781,246)	(781,246)
BALANCE, JUNE 30, 1997	8,334,697	83,347	-	675,127	-	(781,246)	(22,772)
Issuance of common stock with	999,502	9,995	-	791,874	-	-	801,869
warrants, in private placement,
net of offering costs of $84,065
Issuance of common stock for	300,000	3,000	-	147,000	-	-	150,000
services
Issuance of common stock in	250,000	2,500	-	122,500	-	-	125,000
connection with investment in
unconsolidated subsidiary
Repurchase of 13,750 shares of	-	-	(7,973)	-	-	-	(7,973)
common stock
Issuance of common stock with	1,095,512	10,955	-	659,191	-	-	670,146
warrants in private placement,
net of offering costs of $121,138
Issuance of common stock for	100,000	1,000	-	(1,000)	-	-	-
financing services
Issuance of common stock in	2,500,000	25,000	-	1,685,000	-	-	1,710,000
consideration for 100% of the
common stock of Microphase
Telecommunications, Inc.
Net loss	-	-	-	-	-	(4,341,059)	(4,341,059)
BALANCE, JUNE 30, 1998	13,579,711	$135,797	$(7,973)	$4,079,692	$-	$(5,122,305)	$(914,789)

The accompanying notes are an integral part of these consolidated balance sheets.

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)

TO JUNE 30, 1997 AND FOR EACH OF THE EIGHT YEARS

IN THE PERIOD ENDED JUNE 30, 2005

	Common Stock			Additional			TOTAL
				Paid-In			STOCKHOLDERS'
				Capital			EQUITY
							(DEFICIT)
	Shares	$.01	Treasury		Deferred	Accumulated
		Par	Stock		Compensation	Deficit
		Value
BALANCE, JUNE 30, 1998	13,579,711	$ 135,797	$ (7,973)	$ 4,079,692	$ -	$ (5,122,305)	$ (914,789)
Issuance of common stock	3,120,000	31,200	-	2,981,800	-	-	3,013,000
with warrants in private
placements, net of offering
costs of $107,000
Issuance of common stock for	1,599,332	15,993	-	8,744,873	-	-	8,760,866
services
Issuance of common stock	642,000	6,420	-	1,553,227	-	-	1,559,647
with warrants in private
placement, net of offering
costs of $45,353
Issuance of common stock in	4,426,698	44,267	-	10,343,167	-	-	10,387,434
private placement, net
of offering costs of $679,311
Issuance of stock options for	-	-	-	7,129,890	-	-	7,129,890
services
Issuance of warrants for	-	-	-	16,302	-	-	16,302
services
Deferred employee stock	-	-	-	-	(140,000)	-	(140,000)
option compensation
Net loss	-	-	-	-	-	(22,838,344)	(22,838,344)
BALANCE, JUNE 30, 1999	23,367,741	233,677	$ (7,973)	$ 34,848,951	$ (140,000)	$ (27,960,649)	$ 6,974,006
Issuance of common stock and	75,000	750	-	971,711	-	-	972,461
options in settlement
Issuance of common stock	4,632,084	46,321	-	5,406,938	-	-	5,453,259
upon exercise of warrants and
options
Issuance of common stock in	1,000,000	10,000	-	3,790,000	-	-	3,800,000
private placement, net of cash
offering costs of $200,000
Issuance of common stock in	1,165,500	11,655	-	9,654,951	-	-	9,666,606
private placement, net of cash
offering costs of $466,480
Issuance of common stock for	1,164,215	11,642	-	8,612,265	-	-	8,623,907
services
Issuance of options for	-	-	-	9,448,100	-	-	9,448,100
services
Deferred employee stock	-	-	-	1,637,375	(1,637,375)	-	-
option compensation
Amortization of deferred	-	-	-	-	551,707	-	551,707
employee stock option
compensation
Net loss	-	-	-	-	-	(38,161,542)	(38,161,542)
BALANCE, JUNE 30, 2000	31,404,540	$ 314,045	$ (7,973)	$ 74,370,291	$ (1,225,668)	$ (66,122,191)	$ 7,328,504

The accompanying notes are an integral part of these consolidated balance sheets.

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)

TO JUNE 30, 1997 AND FOR EACH OF THE EIGHT YEARS

IN THE PERIOD ENDED JUNE 30, 2005

	Common Stock			Additional			TOTAL
				Paid-In			STOCKHOLDERS'
				Capital			EQUITY
							(DEFICIT)
	Shares	$.01	Treasury		Deferred	Accumulated
		Par Value	Stock		Compensation	Deficit
BALANCE, JUNE 30,	31,404,540	$ 314,045$	$ (7,973)	$ 74,370,291	$ (1,225,668)	$ (66,122,191)	$ 7,328,504
2000
Issuance of common	320,000	3,200	-	324,300	-	-	327,500
stock upon exercise of
options
Issuance of common	4,329,850	43,298	-	7,766,547	-	-	7,809,845
stock with warrants in
private placements, net of
cash offering costs of
$512,195
Issuance of common	450,000	4,500	-	1,003,125	-	-	1,007,625
stock for services
Issuance of options and	-	-	-	5,849,585	-	-	5,849,585
warrants for services
Deferred employee stock	-	-	-	607,885	(607,885)	-	-
option compensation
Amortization of deferred	-	-	-	-	1,120,278	-	1,120,278
employee stock option
compensation
Issuance of common	4,840,077	48,402	-	2,371,637	-	-	2,420,039
stock in settlement of debt
to directors and related
parties
Net Loss	-	-	-	-	-	(23,998,734)	(23,998,734)
BALANCE, JUNE 30,	41,344,467	$ 413,445 $	$ (7,973)	$ 92,293,370	$ (713,275)	$ (90,120,925)	$ 1,864,642
2001

The accompanying notes are an integral part of these consolidated balance sheets.

mPHASE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN

SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)

TO JUNE 30, 1997 AND FOR EACH OF THE EIGHT YEARS

IN THE PERIOD ENDED JUNE 30, 2005

	Shares	$.01 Par	Treasury	Additional	Deferred
		Value	Stock	Paid-in Stock	Compensation
Balance June 30, 2001	41,344,467	$413,445	$ (7,973)	$92,293,370	$ (713,275)
Issuance of Common stock with warrants in	6,980,643	69,807	-	1,903,943	-
private placement
Issuance of Common stock for services	2,976,068	29,760	-	1,169,241	-
Issuance of options and warrants for services	-	-	-	1,877,937	-
Cancellation of unearned options to former	-	-	-	(140,802	140,802
employees
Amortization of deferred employee stock option	-	-	-	-	548,550
compensation
Issuance of common stock and warrants in	7,492,996	74,930	-	2,663,728	-
settlement of debt to related parties and strategic
vendors
Sale of Common stock to certain Officers and	2,000,000	20,000	-	980,000	-
Directors in private placement
Issuance of Common stock upon exercise of	13,334	133	-	3,867	-
options
Net Loss	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-
Balance, June 30, 2002	60,807,508	$ 608,075	$ (7,973	$100,751,284	$ (23,923)

Issuance of Common stock with warrants in	4,296,680	42,967	-	1,121,351	-
private placement, net of Cash offering costs of
$124,687
Issuance of Common stock for services	426,000	4,260	-	107,985	-
Issuance of options and warrants for services	-	-	-	274,100	-
Amortization of deferred employee stock option	-	-	-	-	23,923
compensation
Issuance of common stock and warrants in	5,923,333	59,233	-	1,826,329	-
settlement of debt to related parties and strategic
vendors
Net Loss	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-
Balance, June 30, 2003	71,453,521	$ 714,535	$ (7,973	$ 104,081,049	$ 0

Balance, June 30, 2003	71,453,521	$ 714,535	$ (7,973)	$ 104,081,049	$ (-0-)

Issuance of common stock with	15,177,973	151,779		4,322,934
warrants in private placement, net
of cash offering costs of $313,200
Issuance of common stock for	924,667	9,247		238,153
services
Issuance of options and warrants				1,067,393
for services
Issuance of common stock	1,233,334	12,333		304,467
pursuant to exercise of warrants
Issuance of common stock and	110,467	1,105		1,962,099
warrants in settlement of debt to
related parties and strategic
vendors
Net Loss

Balance, June 30, 2003		$(108,016,497)	$(0)	$(3,228,886)

Issuance of Common stock with warrants in private				4,474,713
placements, net of cash offering costs of $313,200
Issuance of Common stock for services				247,400
Issuance of options and warrants for services				1,067,393
Issuance of Common Stock pursuant to exercise of				316,800
warrants
Issuance of common stock and warrants in settlement of				1,963,204
debt to related parties and strategic vendors
Net Loss		(7,758,586)		$(7,758,586)
Balance, June 30, 2004		$(115,775,083)	$(0)	$(2,917,962)
Balance June 30, 2004	$

mPHASE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN

SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)

TO JUNE 30, 1997 AND FOR EACH OF THE EIGHT YEARS IN THE PERIOD ENDED JUNE 30, 2005

	Shares	$.01 stated	Treasury Stock	Additional Paid	Accumulated	Total
		Value		in Capital	Deficit	Shareholders
						Equity
Balance, June 30, 2004	88,899,962	$ 888,999	$ (7,973)	$ 111,976,095	(115,775,083)	2,917,962
Issuance of Shares in Private	39,853,661	398,535	-	6,888,553	-	7,287,088
Placement

Issuance of in connection with	3,637,954	36,380	-	644,229		680,609
exercise of warrants
Conversion of Debt to Common	3,895,171	36,952	-	1,174,134		1,213,086
Stock and warrants
Options Awarded to Consultants	-	-	-	2,191,043		2,191,043
Options Awarded to Officers	-	-	-	625,290		625,290
Issuance of shares to Officers and	1,151,000	11,510		322,500		334,010
consultants for services

Exercise of cashless warrants	4,949,684	49,499	-	(49,499)		-

Exercise of warrants by officers	1,770,400	17,704	-	-
						17,704
Reparation of Private Placement	891,000	8,910	-	176,811		185,721
Offering
Net Loss	-	-	-		(11,234,324)	(11,234,324)
Balance June 30, 2005	145,048,832	1,450,489	(7,973)	123.949,156	(127,009,407)	(1,617,735)

The accompanying notes are an integral part of these consolidated balance sheets.

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPAN Y)

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Years Ended		Inception
		June 30,		(October 2,
				1996) to
				June 30,
	2003	2004	2005	2005
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net loss	(6,650,211)	(7,758,586)	(11,234,324)	(127,009,407)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	1,425,952	736,099	280,590	6,610,829
Book value of fixed assets disposed	-	-	-	74,272
Loss on unconsolidated subsidiary	-	-	-	1,466,467
Provision for doubtful accounts	-	-	-	32,124
Impairment of note receivable	-	-	-	232,750
Loss on securities	11,258	-	37,411	48,669
Gain on Extinguishments	(61,226)	(150,058)	(418,696)	(772,216)
Common stock and options and warrants for	1,134,335	1,314,793	3,336,064	52,794,954
purchase of common stock granted
Changes in operating assets and
liabilities:
Accounts receivable	(13,355)	223,035	(469,741)	(565,965)
Inventory	1,449,628	865,355	533,030	(494,703)
Prepaid expenses and other
current assets	(29,652)	19,267	55,439	55,439
Production advances-related parties
Other assets	3,580	-	(50,000)	(627,182)
Receivables from subsidiary	-	-	-	(150,000)
Due from officer	-	-
Accounts payable	174,939	171,712	(85,579)	4,243,528
Accrued expenses	273,986	(32,702)	(111,589)	1,668,280
Deferred revenue	-	-	(214,180)	-

Due to related parties:
Microphase	721,544	83,762	257,348	2,637,059
Janifast	99,841	422,905	254,063	2,956,968
Officers	246,835	(90,583)	34,200	502,956
Lintel	-	-	-	477,000
Due to Others	-	(32,500)	-	179,472
Net cash used in operating activities	(1,212,546)	(4,227,501)	(7,795,964)	(55,638,706)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Investment in patents and licensing rights	-	(40,893)	(34,167)	(450,780)
Purchase of property and equipment	(73,305)	(104,001)	(121,476)	(2,762,582)
Net cash used in investing activities	(73,305)	(144,894)	(155,643)	(3,213,362)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Net proceeds from private placement of	1,090,474	3,964,558	8,393,717	58,866,193
common stock and exercise of options
and warrants
Repurchase of treasury stock at cost	-	-	-	(7,973)

Advances from/repayment to Microphase	527,840	(180,000)	-	347,840
Proceeds from notes payable officers	130,000	300,000	535,000	965,000
Repayment of notes payable - officers	(30,000)	-	(650,000)	(680,000)
Repayment of notes payable	(82,668)	(18,978)	(65,970)	(287,807)
Net cash (used in)/provided by financing	1,635,646	4,065,580	8,212,747	59,203,253
activities
Net increase (decrease) in cash	349,623	(306,815)	261,140	351,185
CASH AND CASH EQUIVALENTS,	47,065	396,860	90,145	-
beginning of period
CASH AND CASH EQUIVALENTS,	$ 396,860	$ 90,045	351,185	351,185
end of period

The accompanying notes are an integral part of these consolidated balance sheets.

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

1. ORGANIZATION AND NATURE OF BUSINESS

    mPhase Technologies, Inc. ("mPhase" or the "Company") was organized on October 2, 1996. The primary business of mPhase is to design, develop, manufacture and market high-bandwidth telecommunications products incorporating digital subscriber line ("DSL") technology. The present activities of the Company are focused on the deployment of its TV+ System, which delivers MPEG2 digital television, high-speed Internet and voice over copper wire. Additionally, the Company sells a line of DSL component products. In February of 2004, the Company entered the field of Nanotechnology focused upon the development of batteries and power cells with military applications as an additional product line.

    On February 17, 1997, mPhase acquired Tecma Laboratories, Inc., ("Tecma") in a transaction accounted for as a reverse merger.

    On June 25, 1998, the Company acquired Microphase Telecommunications, Inc. ("MicroTel") a Delaware corporation, through the issuance of 2,500,000 shares of its common stock in exchange for all the issued and outstanding shares of MicroTel (Note 4). The assets acquired in this acquisition were patents and patent applications utilized in the Company's proprietary Traverser Digital Video and Data Deliver System ("Traverser").

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

    The Company is in the development stage and its present activities are focused on the commercial deployment of its TV+ products for delivery of broadcast IPTV, Broadband Watch loop diagnostic system and dsl component products which include POTS splitters and a line of intelligent POTS splitter products and a new line of power cell batteries being developed through the use of Nanotechnology. Since mPhase is in the development stage, the accompanying consolidated financial statements should not be regarded as typical for normal operating periods.

2. LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

    Through June 30, 2005, the Company had incurred development stage losses totaling $127,009,407, and at June 30, 2005 had a stockholders' deficit of $1,617,735. At June 30, 2005, the Company had $351,185 of cash and cash equivalents and $533,841 of trade receivables and $460,000 of stock subscriptions collected in July 2005 to fund short-term working capital requirements.

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

    During the fiscal year ended June 30, 2005, the Company converted certain payables and accrued expenses with a strategic vendor aggregating approximately $1,200,000 into 3,895,171 common stock plus warrants to purchase 4,616,571 shares of common stock at effective strike prices ranging from $.25 to $.35.

     Management estimates that the Company will need additional minimum capital of $5.0-$10.0 million by June 30, 2006 to continue its operations either through revenues from sales, external independent or related party funding further expense reductions some combination thereof. The Company presently has ongoing discussions and negotiations with a number of additional financing alternatives, one or more of which it believes will be able to successfully close to provide necessary working capital, while maintaining sensitivity to shareholder dilution issues. However, the Company has no definitive agreements to provide funding at this time.

    In addition to the above financing activities, the following business initiatives are also ongoing and are expected to provide additional working capital to the Company.

    The Company received its first order in fiscal year 2005 for 1000 ports of its TV+ solution from a major telecommunications service provider in Russia. In addition the Company is currently negotiating with several organizations for the commencement of field trials that would lead to commercial sales of its broadcast television platform products. The Company has had a downturn in sales of its POTS splitter products for its fiscal year ended June 30, 2005 to $1,711,084, which included sales to two customers of approximately $1,095,000 during such period.

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

JUNE 30, 2005

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

 The Company had revenue from two customers of 35.1% and 28.9% during the fiscal year ended June 30, 2005. The Company had revenue from two customers of 76% and during the fiscal year ended June 30, 2004.

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

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

    In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes rules for the Reporting of Comprehensive Income and its components. For the years ended June 30,2005, June 30, 2004 and June 30, 2003, the items of comprehensive income include unrealized gains and losses on investments the Company had classified as available for sale.

PATENTS AND LICENSES

    Patents and licenses are capitalized when mPhase determines there will be a future benefit derived from such assets, and are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset, generally five years.

    Amortization expense was  $468,495, $86,395 and $54,321 for the years ended June 30, 2003, 2004, and 2005, respectively.

    The impairment test for the Company's patents and license rights resulted in the Company concluding that no impairment in addition to amortization previously recorded was necessary during the year ended June 30, 2004.

INVENTORIES

    Inventory consists mainly of the Company's POTS Splitter Shelf and Filters. Inventory is comprised of the following:

	June 30
	2004	2005
Raw materials	$75,834	$376,776
Work in Progress	525,647	77,830
Finished goods	1,024,726	241,178
Total	1,626,207	695,784
Less: Reserve for obsolescence	(388,235)	(205,642)
	$1,237,972	$490,142

LONG-LIVED ASSETS

    In August 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which became effective for the Company July 1, 2002 for the fiscal years ended June 30, 2003, June 30, 2004 and June 30, 2005. The Company assesses long-term assets for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 144, the Company reviews long-term assets for impairment whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. The Company also assesses these assets for impairment based on their estimated future cash flows.

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

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

WARRANTY RESERVE

    The Company warrants that all equipment manufactured by it will be free from defects in material and workmanship under normal use for a period of one year from the date of shipment. Through June 30, 2005, substantially all sales by the Company have been from component telephone equipment parts, primarily the Company's POTS Splitter Shelves. The Company's actual experience for cost and expenses incurred in connection with such warranties have been insignificant. Warranty expense for the fiscal year ended June 30, 2005 was nominal. Reserve is considered efficient to provide for future warranty costs on fiscal 2005 sales.  The company's aggregate accrued liability is $28,000 at this time.

RECENT ACCOUNTING PRONOUNCEMENTS

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

FASB 152 - Accounting for Real Estate Time-Sharing Transactions

In December 2004, the FASB issued FASB Statement No. 152, which amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.  This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real-estate time sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.  This Statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Management believes this Statement will have no impact on the fiscal statements of the Company once adopted.

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

JUNE 30, 2005

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

STATEMENT OF CASH FLOW SUPPLEMENTAL INFORMATION

	JUNE 30	JUNE 30
	2004	2005
Interest paid	$11,175	$48,090
Taxes paid	$550	$550
Schedule of Non-Cash
Investing and Financing Activities:
Conversion of accounts payable and accrued expenses
to equity	$1,963,202	$1,078,869
Conversion of accounts payable and accrued expenses
to notes payable	$-	$79,680

Work in process inventory transferred to Research and development fixed	$-	$214,800
assets
Investments in Patents and Licenses paid with equity	$38,750	$-0-

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

5. NOTE RECEIVABLE

    As consideration for a letter of settlement with a former consultant of mPhase, the Company had loaned the former consultant $250,000 in the form of a Note (the "Note") secured by 75,000 shares of the former consultants common stock of mPhase. The Note was due April 7, 2001. The Company decreased the Note to $37,500, representing the estimated value of the underlying stock at June 30, 2001. The Company charged $212,500 to administrative expense as a result of this impairment. The Company has included the $37,500, in long-term assets in the accompanying consolidated balance sheet for the year ended June 30, 2001. The Company decreased the Note to $17,250, representing the estimated value of the underlying stock at June 30, 2002. The Company charged $20,250 to administrative expenses as a result of the further impairment of the underlying stock value at June 30, 2002 and has maintained the same balance for the Note throughout the fiscal years ended June 30, 2003, June 30, 2004 and June 30, 2005. The Company has included the $17,250 in long-term assets in the accompanying consolidated balance sheet for the years ended June 30, 2004 and June 30, 2005.

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

6. PROPERTY AND EQUIPMENT

    Property and equipment, at cost, consist of the following:

	June 30
	2004	2005
Equipment	$2,676,030	$2,426,605
Office and marketing equipment	482,464	514,895
	3,158,494	2,941,500
Less-Accumulated depreciation	(3,105,809)	(2,778,808)
	$52,685	$162,692

    Depreciation expense for the years ended June 30, 2003, 2004, and 2005, was  $957,457, $649,704 and 227,269 respectively, of which $442,040, $613,221, and $218,911 respectively, relates to research laboratory and testing equipment included in research and development expense.

7. ACCRUED EXPENSES

    Accrued expenses consist of the following:

	June 30
	2004	2005
Lucent Projects (Note 13)	$257,800	$-
Other General Expenses	378,233	431,735
	$636,033	$431,735

At June 30, 2005 $379,428 Payable to Lucent Technologies Inc. was included in Accounts Payable.

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

    As of June 30, 2005 mPhase owns a 56.5% interest in mPhaseTelevision.net. The Company terminated the lease of the earth station for business reasons, and there was no material impact on mPhaseTelevision.net's operating activities.

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

    During the fiscal years ended June 30, 2003, June 30, 2004 and ended June 30, 2005, the joint venture was charged $0, $0 and $0, respectively for fees and costs by its joint venture partner and its affiliates.

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

9. LONG TERM DEBT

Long-term debt is comprised of the following:		June 30,
	2004		2005
Settlement Agreements
Accounts payable originally expected to be converted to a $150,000 Note payable to
GTRC bearing 7% interest, amended in March 2004, and reduced to $100,000, to be amortized in equal quarterly installments $16,667 plus interest at 7% through March 2005
(see also-Note 13-Commitments and Contingencies)	$83,333		50,000

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
March 1, 2005, June 1, 2005, September 1, 2005 and $50,000 shall be payable on
December 1, 2005. Thereafter the Company is obligated to pay $25,000 on each of
March 1, 2006, June 1, 2006, September 1, 2006 with a final payment of $75,000 on
December 1, 2006.	289,500		225,000

Note payable to vendor bearing 8% interest due in weekly payments of $5,000 including accrued interest. These payments commenced in
January 2002 and originally were scheduled to continue until June 2004.
This note is presently in arrears and is included in current portion of long term debt.	210,558		198,057

Note payable to vendor non interest bearing average monthly
payments of $4,167 in 2003 and $3,660 in 2004. These payments commenced in April 2002 and originally were scheduled to continue until May 2004.
This note and accrued interest there on was settled during the fiscal year ending June 30, 2005
	79,765
In consideration of the issuance of $212,669 shares of the company's common stock.			-

Note payable, vendor, interest at 8%, with average monthly payments of
$2,000 originally scheduled to through March, 2004.
This note and accrued interest there on was settled during the fiscal year ending June 30, 2005 a cash payment			-
	27,147
Of $6,000 are the issuance of 80,000 shares of the company's common stock.

Settlement payable, effective interest rate at 5% with vendor for 12 payments of $6,640 through December 31,
2005			40,480

Total	$690,303		513,537

Less: Current portion	550,803		413,537
Long-term Debt, non-current portion	$139,500		100,000

At June 30, 2005 total maturities of long-term debt are as follows:
2006			413,537
2007			100,000
TOTAL			$513,537

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

10. STOCKHOLDERS' EQUITY

    mPhase initially authorized capital of 50,000,000 shares of common stock with no par value. On February 23, 2000, the Board of Directors proposed and on May 22, 2000 the shareholders approved an increase in the authorized capital to 150,000,000 shares of common stock.  On June 15, 2004, a Special Meeting of Shareholders of the Company approved a proposal by the Company to amend the Company's Certificate of Incorporation under New Jersey law to increase the authorized shares of common stock from 150 million to 250 million shares and change the par value of all shares of common stock from no par to $0.01 par stock. The Company has proposed at its Annual Meeting of Shareholders for fiscal year 2004, scheduled to take place on July 20, 2005, that its authorized common stock be increased from 250 million to 500 million shares at $0,01 par value.

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

    In March 2000, mPhase sold 832,500 shares of common stock at a price of $10.00 per share, net of cash offering costs of $466,480, and issued 124,875 shares to a transaction advisor for services, generating net proceeds to the Company of $7,858,520 in private transactions pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, with accredited investors. On May 5, 2000 the Company issued an additional 208,125 shares to these investors due to a market value adjustment. These shares were valued    F-21

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

10. STOCKHOLDERS' EQUITY - (Continued)

  at $1,808,086, which is included in general and administrative expenses in the accompanying statement of operations for the year ended June 30, 2000.

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

F-22

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

10. STOCKHOLDERS' EQUITY - (Continued)

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

1,022,996 shares of common stock were issued to strategic vendors, the value of which was based upon the price of the Company's common stock on the effective date of settlement with each party, and, two warrants to purchase 2,233,490 shares of the Company's common stock were issued the Company's outside counsel to settle outstanding indebtedness of approximately $450,000 as of March 15, 2002. The aggregate value of such warrants was estimated using the Black Scholes options pricing model, assuming an annual expected return of 0%, annual Beta volatility of 125.4 and a risk free interest rate of 5.9% pursuant to EITF 96-18, for the conversion of $1,182,658 of such liabilities which, together with gains from cash settlements of $27,860 resulted in an aggregate gain on extinguishments of $142,236.

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

JUNE 30, 2005

10. STOCKHOLDERS' EQUITY - (Continued)

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

Conversions Concurrent with Private Placements

Included in this total for the year ended June 30, 2003, related parties and strategic vendors converted debt aggregating approximately $300,000 and $15,000 respectively into:

(a)	1,000,000 shares and 5 year warrants to purchase at $.30 a share 1,000,000 shares of mPhase common stock by Microphase, a related party, which converted $300,000 of liabilities;
(b)	50,000 shares and 5 year warrants to purchase at $.30 a share 50,000 shares of mPhase common stock by a strategic vendor, which converted $15,000 of liabilities.

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

  During the fiscal year ended June 30, 2004, the Company converted certain payables and accrued expenses with GTRC aggregating approximately $1.9 million into a cashless 5 year warrant to purchase 5,069,200, restricted shares of the Company's common stock plus a $100,000 term promissory note. In addition, the Company converted a total of $36,890 in payables to other vendors in exchange for 10,467 shares of common stock.

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

10. STOCKHOLDERS' EQUITY - (Continued)

In July of 2005 a private placement of 622,000 shares, each with two separate 5 year warrants were sold for $ 155,000, each warrant specifying the right to purchase one additional share at $.25 and $.50, respectively. A September private placement of 1,050,000 shares, each with two separate 5 year warrants were sold for $ 247,400, each warrant specifying the right to purchase one additional share at $.25 and $.35, respectively. A total of 3,344,000 shares have been reserved to provide for conversion in connection with these warrants.

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

During January of 2005, the Company issued an additional 3,750,000 shares of equity units as part of the private placement begun in the second quarter of fiscal year 2005, generating additional proceeds of $750,000. Additionally, 1,000,000 shares of common stock plus a 5 year warrant for a like amount of shares at $.25 per share were issued to Janifast Ltd. upon conversion of $200,000 of accounts payable. In addition 424,875 shares of common stock plus a 5 year warrant for a like amount of shares at $.25 per share were issued to Martin Smiley, CFO and General Counsel of the Company in connection with his conversion of a $75,000 promissory note plus accrued interest of $9,975. In addition 65,000 shares of common stock and a 5 year warrant for a like amount of stock at $.25 per share were issued to Mr. Durando, President and CEO of the Company for conversion of $13,000 of accrued interest on various promissory notes issued by the Company and also received 1,395,400 shares of common stock of the Company in connection with the exercise of a warrant at $.01 per share previously awarded for unpaid compensation. A reduction in principal of $13,954 of a $75,000 promissory note to Mr. Durando was made for payment of the exercise price of 0.1 per share under the warrant. Mr. Gustave T. Dotoli, Chief Operating Officer of the Company also was issued 375,000 shares of common stock of the Company in connection with the exercise of a portion of a warrant at $.01 per share. Payment for such exercise was made in exchange for cancellation of $3,750 of accrued interest on a $75,000 promissory note. Finally Mr. Suozzo, a consultant, received 100,000 shares of common stock plus a 5 year warrant for a like amount of stock at $.25 per share in exchange for cancellation of $20,000 of accounts payable.

    The December 31, 2004 and outstanding subscriptions receivable balance of $ 50,000 was fully collected in January of 2005. Additionally, the December 2004 private placement was closed out in January of 2005 with the placement of 3,600,000 equity units at $.20 per unit consisting of one share of common stock plus 5 year warrants for a like amount of shares with a strike price of $.25 per share generating net proceeds of $720,000 to the Company.

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

JUNE 30, 2005

10. STOCKHOLDERS' EQUITY - (Continued)

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

On January 15, 2005, the company converted a $ 100, 000 convertible note payable to Martin Smiley in exchange for 400,000 shares and a like number of warrants that were price at $.25 per unit or $100,000 in aggregate.

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

    Conversions, Settlements and Gain on Extinguishments

    As a result of the preceding, during the three years ended June 30, 2005, extinguishments, cancellations and conversions of debt for issuance of the Company's common stock to related parties is summarized in Note 11 and amounts relating to strategic investors is summarized as follows:

For the Years Ended June 30,
	2003	2004	2005
Equity
Conversions of
Debt with
Strategic
Vendors
Number of	390,000	110,467	635,296
Shares
Number of	215,000	5,069,200	1,356,696
Warrants
Amount		$$1,963,202	426,894
Converted to	198,032
Equity
Gain on	$ 61,226	$ 150,058	418,696
Extinguishments
of Debt

During the year ended June 30, 2005, the Company recorded non-cash extinguishments loss from settlements of $(134,217) and after adjusting for cash and default settlements, resulted in net gains on extinguishments of $418,696.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

10. STOCKHOLDERS' EQUITY - (Continued)

    A summary of the stock option activity for the years ended June 30, 2003, 2004, 2005 pursuant to the terms of both plans, which include incentive stock options and non-qualified stock options, is set forth on the below:

	NUMBER OF	WEIGHTED
	OPTIONS	AVERAGE
		EXERCISE PRICE
Outstanding at June 30, 2003	17,167,000	$1.24
Granted	4,730,000	.42.
Exercised	-	-
Canceled /Expired	(4,172,000)	(1.43)
Outstanding at June 30, 2004	17,725,000.87
Granted	7,775,000.35
Exercised
Canceled/Expired	1,240,167	(2.05)
Outstanding at June 30, 2005	24,259,833	$.78
Exercisable at June 30, 2005	24,259,833	$.78

    The fair value of options granted in 2003 and 2004 and options and compensatory warrants granted in 2005 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 144.4% in 2003, 145.3% in 2004 and 145.3% in 2005, based upon a risk-free interest rate ranging from 2.1% to 5.8% and expected option life of 4 years.

    The per share weighted average fair value of stock options granted during 2003, 2004 and 2005 was  $.21, $.35 and $.35 respectively. The per share weighted average remaining life of the options outstanding at June 30, 2003, 2004, and 2005 is 2.80, 2.88 and 3.02 years, respectively.

    mPhase has elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options and certain compensating warrants granted to employees at fair market value. Had compensation expense for stock options granted under the Plan and certain warrants granted to employees in 2005, been determined based on fair value at the grant dates, mPhase's net loss for 2003, 2004 and 2005 would have been increased to the pro forma amounts shown below.

During the second quarter of fiscal 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for stock-based employee compensation, effective as of the beginning of the fiscal year. Under the modified prospective method of adoption selected by the Company, stock-based employee compensation cost recognized in 2005 is the same as that which would have been recognized had the fair value recognition provisions of Statement 123 been applied to all awards granted after October 1, 1995. The following table illustrates the effect on net income and earnings per share as if the fair value based method has been applied to all outstanding and unvested awards in each period.

	Twelve months ended June 30,
	2003	2004	2005
Net loss, as reported	$(6,650,211)	$(7,758,586)	$(11,234,324)
Add: Stock-based employee compensation expense net	23,923	72,000	131,750
included in report of net income, net of related tax effects
Deduct: Total stock-based employee compensation expense	(239,983)	(810,080)	(444,396)
determined under fair
value based method for all awards, net of related tax effects
Pro forma net loss	$(6,866,231)	$(8,486,666)	(11,546,970)
Loss per share:
Basic and diluted-as reported	$(.10)	$(.10)	(.11)
Basic and diluted-pro forma	$(.11)	$(.11)	(.11)

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

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

For the year ended June 30, 2004 the Company recorded non-cash charges and deferred compensation totaling $833,100 and $0 respectively, in connection with the grant of options covering 4,370,000 shares of common stock to employees and consultants and the Company recorded non-cash charges of $170,451 in connection with the grant of 500,000 compensating warrants to employees and consultants for services rendered or to be rendered. Such charges are the result of the differences between the quoted market value of the Company's common stock on the date of grant and the exercise price for option and warrants issued to employees and Black-Scholes stock option pricing calculations for options and warrants issued to consultants.

       For the year ended June 30, 2005, the Company recorded non-cash charges and deferred compensation totaling $2,816,333 and $0, respectively, in connection with the grant of 7,775,000 options to employees and options to consultants for services rendered or to be rendered. Such charges are the result of the differences between the quoted market value of the Company's common stock on the date of grant and the exercise price for options issued to employees and Black-Scholes stock option pricing calculations for options issued to consultants

    The following summarizes information about stock options outstanding at June 30, 2005:

RANGE OF	NUMBER	WEIGHTED	WEIGHTED	NUMBER	WEIGHTED
EXERCISE	OUTSTANDING	AVERAGE	AVERAGE	EXERCISABLE	AVERAGE
PRICE		REMAINING	EXERCISE		EXERCISE
		CONTRACTUAL	PRICE		PRICE
		LIFE
$0 - $.50	19,485,000	3.82	.37	19,480,000.37
$.51-$1.50	4,603,500.85		.83	4,603,500.85
$1.50-$16.38	176,333.40		4.63	176,333	4.63

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

    During the year ended June 30, 2005, the Company issued warrants to purchase 40,609,586 shares of common stock to investors and warrants to purchase 729,075 shares of common stock to finders, consultants and investment banking firms. Of such warrants, 39,124,586 shares of the Company's common stock may be purchased for 5 years at $.25 shares and may be purchased at $.35 and 1,485,003shares may be purchased at $.50 in connection with private placements. Also, during the year ended June 30, 2005, the Company granted 5 year warrants to purchase 2,000,000 shares to consultants for services performed with an exercise price of $.25 to $.35 per share of common stock and warrants to purchase 4,616,571 shares to creditors, including related parties (see Note 11), in connection with the conversion of outstanding liabilities. Additionally, warrants cover 3,637,954 of common stock were exercised during the fiscal year ended June 30,2005, generating net proceeds to the Company of $680,609. Also during the fiscal year ended June 30, 2005 a cashless exercise of warrants previously issued resulted in the issuance of 4,949,684 shares of the Company's common stock. Additionally, during the fiscal year ended June 30, 2005, warrants covering 5,331,144 shares were cancelled or expired.

As of June 30, 2005, warrants covering 83,708,760 shares remain outstanding with a weighted average exercise price of $.74.

  RESERVED SHARES

    The Company has reserved approximately  720,000 shares issuable upon provisions of convertible notes to related parties, which provide for, at the option of the holder's of $180,000 of notes payable, the conversion of unpaid principal and interest into units valued at $.25 each, each unit consisting of one share of the Company's common stock and a one warrant each to purchase the Company's common stock at $.25 per share good for 5 years.

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

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

The Company has also incurred charges for beta testing and on-site marketing, including the display of a live working model of the legacy Traverser  DVDDS system at Hat Telephone. An employee of Lintel, Inc, the parent of Hart Telephone was a Director of mPhase until his resignation in April of 2005.

    Mr. Durando, the President and CEO of mPhase, and together with Mr. Ergul owns a controlling interest and is a director of Janifast Limited. Mr. Durando and Mr. Dotoli are officers of Microphase Corporation. Mr. Ergul, the chairman of the board of mPhase, owns a controlling interest and is a director of Microphase Corporation. Microphase Corporation and Janifast Ltd are significant shareholders of mPhase. Microphase Corporation and Janifast Ltd have converted significant liabilities to equity in fiscal years June 30, 2001, 2002 and in 2003. In fiscal year 2004 there were no significant equity conversions either by Microphase Corporation or Janifast Led.  Management believes the amounts charged to the Company by Microphase, Janifast, mPhase Television.net and Hart Telephone are commensurate to amounts that would be incurred if outside parties were used. The Company believes Microphase, Janifast and Hart Telephone have the ability to fulfill their obligations to the Company without further support from the Company. mPhase's President, Executive Vice President and Chairman of the Board of the Company are also officers of Microphase (Note 4).

    On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000 and in January 2000 to $11,050 per month. In July 2001, the agreement was revised to $11,340 a month. In July 2002 this was increased to $12,200 per month and as of January 1, 2003 such rent was reduced to 10,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development assistance. Such agreement was amended as of January 1, 2002 to reduce such payment to $20,000 per month. Microphase also charges fees for specific projects on a project-by-project basis. During the years ended June 30, 2001, 2002, and 2003 and for the period from inception (October 2, 1996) to June 30, 2003, $2,128,983, $1,212,594, $648,102 and $7,224,526, respectively, have been charged to expense or inventory under these Agreements and is included in operating expenses in the accompanying consolidated statements of operations.

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

    Also, during the fiscal year ended June 30, 2000, $2,600,000 was advanced to Microphase Corporation in the form of a note, which was repaid by Microphase Corporation during the year. mPhase recorded $39,000 of interest income on this note for the year ended June 30, 2000. The Company is obligated to pay a 3% royalty to Microphase Corporation on revenues from its legacy Traverser Digital Video and Data Delivery System and its DSL component products. During the years ended June 30, 2001, 2002 and 2003 mPhase recorded royalties to Microphase Corporation totaling $297,793, $78,762 and $47,304, respectively.

    Pursuant to a debt conversion agreement between the Company and Microphase Corporation, for the year ended June 30, 2001, Microphase Corporation received 1,278,000 shares of mPhase common stock and for the year ended June 30, 2002, in consideration for a direct investment of $100,000 and pursuant to debt conversion agreements canceling $740,000 of liabilities of the Company, Microphase Corporation received 2,900,000 shares of mPhase common stock and 2,200,000 warrants to purchase mPhase common stock, as discussed in Note 10. For the fiscal year ended June 30, 2003 Microphase Corporation received 4,033,333 shares of common stock, such shares included 3,033,333 shares that the value of which was based upon the price of the Company's common stock on the effective date of settlement, plus 1,000,000 shares and 1,000,000 five year warrants to purchase shares of common stock of mPhase at $.30 per share whereby such conversions were upon the same terms of a concurrent private placement of common stock by the Company. No gain or loss was recognized in connection with conversions by Microphase Corporation for fiscal 2003 in exchange for the cancellation of accounts payable totaling $920,000. As of June 30, 2003 and 2004, the Company had $61,789 and $145,550 current accounts payable to Microphase Corporation, which are included in amounts due to related parties current liabilities in the accompanying consolidated balance sheet. As of June 30, 2002, the Company had $92,405 included in other liabilities- related parties and as of June 30, 2003 and June 30, 2004, $360,000 and $180,000 respectively in notes payable - related parties as long term liabilities in the accompanying consolidated balance sheet. Additionally, at June 30, 2004, no undelivered purchase orders remain outstanding with Microphase Corporation. During fiscal year 2005 Microphase Corporation converted $250,000 of accounts payable respectively into common stock and warrants as of December 31,2004. The terms of the conversion were the same as a Private Placement of equity units being completed by the Company during such period in which the Company issued an equity unit of common stock plus a 5 year warrant to purchase an additional share of common stock with a strike price of $.25 per share.

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

11. RELATED PARTY TRANSACTIONS - (continued)

JANIFAST

    During the year ended June 30, 2000, mPhase advanced money to Janifast Limited, which is owned by U.S. Janifast Holdings, Ltd, a related party of which three directors of mPhase are significant shareholders, in connection with the manufacturing of POTS Splitter shelves and DSL component products. As of June 30, 2000 the amount advanced to Janifast was approximately $1,106,000, which is included in production advances-related parties on the accompanying balance sheet. There were no such advances during the years ended June 30, 2002 and 2003. Pursuant to debt conversion agreements between the Company and Janifast, for the year ended June 30, 2001 Janifast received 1,200,000 shares of mPhase common stock canceling liabilities of $600,000, and for the year ended June 30, 2002 Janifast received 3,450,000 shares of mPhase common stock and 1,200,000 warrants to purchase mPhase common stock for the cancellation of $720,000 of liabilities, as discussed in Note 10. During the year ended June 30,2003 Janifast was issued 1,500,000 shares of mPhase common stock in connection with the cancellation of $360,000 of outstanding liabilities of mPhase, the value of which was based upon the price of the Company's common stock on the effective date of settlement. No gain or loss was recognized in connection with conversions by Janifast for fiscal 2003. During the years ended June 30, 2002, 2003, 2004 and 2005 and the period from inception (October 2, 1996) to June 30, 2004,536,494 there has been $1,754,308, $174,959, $2,771,925, 1,536,494 and 15,001,105, respectively, of invoices for products and services have been charged to inventory or expense and is included in operating expenses in the accompanying statements of operations. At June 30, 2004, and 2005 the Company had $422,905 current accounts payable, which are included in due to related parties and additionally, at June 30, 2004, approximately $400,000, and 298,000 of undelivered purchase orders remain outstanding with Janifast. Effective December 31, 2004, Janifast Ltd. agreed to convert $200,000 of accounts payable owed by mPhase into common stock at $.20 per share plus a 5 year warrant to purchase an additional share of common stock at $.25 per share.

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

Charges and Expenses with Related Parties
	2003	2004	2005
Charges incurred with Janifast included in:
Cost of sales and ending inventory	$$178,959	$2,771,925	$1,536,494
Total Janifast	$$178,959	$2,771,925	$1,536,494
Charges incurred with Microphase Corp. included in:
Cost of sales and ending inventory (Including Royalties)	$$86,468	$140,123	$94,740
Research and Development	478,434	84494	60,000
General and administrative	133,200	231,068	304,030
Total Microphase Corp.	$$648,102	$455,685	$458,770
Total Charges with Related Parties included in:
Cost of sales and ending inventory	$$265,427	$2,912,048	$1,631,234
Research and development	428,434	84,494	60,000
General and administrative	133,200	231,968	304,030
Total Charges with Related Parties:	$$827,061	$3,227,610	$1,995,264

 mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

11. RELATED PARTY TRANSACTIONS - (continued)

A member of mPhase's Board of Directors who resigned in April of 2005 is employed by Lintel, Inc, the parent corporation of Hart Telephone. Prior to becoming a director, this individual received 25,000 options during the fiscal year ended June 30, 1999, of which 5,000 options were exercised during the fiscal year ended June 30, 2000; 23,000 options during the fiscal year ended June 30, 2001 and 15,000 options as a consultant for beta testing service during fiscal year ended June 30, 2002. In addition, during the years ended June 30, 2002, 2003, and June 30, 2004 he received options and warrants covering 62,500 shares, 35,000 shares and 100,000 shares of common stock, respectively, for services as a director.

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

     In March of 2003, Messrs, Durando, Dotoli and Smiley participated in a private placement of the company investing $20,000, $20,000 and $75,000 respectively, receiving common stock of mPhase at $.30 per share plus 5 year warrants of mPhase to purchase a like amount of common stock at $.30 per share. In March of 2003, Messrs Durando and Smiley lent to mPhase $30,000 and $100,000 respectively at 12% interest pursuant to two promissory notes originally due in September of 2003. In June 2003, Mr. Durando was repaid and Mr. Smiley agreed to extend his note until July 2004. Also in June 2003, Microphase agreed to convert $360,000 of accounts payable to a note payable, interest at 12%, due in July 2004. The notes have provisions for prepayment by the Company and at the option of the holder, provide for the conversion of unpaid principal and interest into units valued at $.30 each, each unit consisting of one share of the Company's common stock and a one warrant to purchase the Company's common stock at $.30 per share for a period of 5 years. During the fiscal year ended June 30, 2004 Microphase was repaid $180,000 and $180,000 remains outstanding.

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

On July 25, 2004 Mr. Smiley agreed to extend his 12% $100,000 promissory note which had matured at the same rate of interest as a demand note at the same rate of interest.

During August of 2004, Mr. Dotoli and Mr. Smiley, the COO and CFO and General Counsel of the Company respectively, each lent the Company $75,000. Mr. Dotoli was repaid, the principal amount of such loan, in cash in January of 2005 and Mr. Smiley converted his $75,000 loan into 375,000 shares of common stock of the Company plus a 5 year warrant to purchase a like amount of shares at $.25 per share.  In addition, Mr. Smiley converted $9,975 of accrued interest into 49,875 shares of common stock plus a 5 year warrant to purchase a like amount of shares at $.25 per share.  Finally Mr. Smiley received 25,000 additional shares of common stock plus a 5 year warrant for 25,0000 shares at a strike price of $.25 per share as a market adjustment to his equity investment of $25,000 on August 30, 2004 in a private placement of common stock at $.25share plus a 5 year warrant to purchase a like amount of shares at $.25 per share.  Mr. Dotoli converted $3,750 of accrued and unpaid interest from August 15, 2004 through January 15, 2004 into common stock at $.20 per share and also received a 5 year warrant to purchase an equal amount of shares of common stock at $.25 per share In addition Mr. Dotoli received 375,000 shares of common stock pursuant to the exercise of a portion of a warrant that was priced at $.01 per share previously given by the Company to Mr. Dotoli in exchange for and cancellation of unpaid compensation. In January of 2005, Mr. Smiley received 425,000 shares of common stock as additional compensation.  In June of 2005, Mr. Smiley converted a 12% $100,000 Promissory Note for funds lent to the Company plus accrued interest into 520,000 shares of common stock plus a 5 year warrant to purchase an additional 520,000 shares of commons stock at $.25 per share which were on terms identical to the Company's most recent private placement.

On February 17, 2005, GTARC tendered a cashless warrant for 5,069,242 shares of common stock in exchange for 4,949,684 shares of common stock. The balance of 119,558 shares covered by the warrant were effectively cancelled as a result of the warrant exchange provisions adjusting the number of shares received based upon the current price of the stock on the date of exercise.

Mr. Durando's June 30, 2004 note payable balance of $300,00 was repaid by the Company in the second quarter of fiscal year 2005. During the first 2 quarters of fiscal year 2005, Mr. Durando made additional bridge loans to the Company evidenced by various 12% demand notes in the Aggregate of $525,000. Mr. Durando was repaid a total of $450,000 of such loans in January of 2005. In addition, Mr. Durando converted $13,954 of the principal amount of a $75,000 promissory note leaving unpaid principal of $61,046 outstanding. Mr. Durando converted $13,000 of accrued and unpaid interest on various promissory notes of the Company into 65,000 shares of common stock and a 5 year warrant to purchase a like amount of common stock at $.25 per share.

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

11. RELATED PARTY TRANSACTIONS - (continued)
Equity Conversions of Debt and Other
Financial Instruments with Related Parties

	For the Years Ended June 30,

	2003	2004	2005
Janifast:
Number of shares	1,500,000	0	1,000,000
Number of warrants	0	0	1,000,000
Amount converted to equity	360,000	$0	$200,000
Microphase Corporation:
Number of shares	4,033,333	0	1,250,000
Number of warrants	1,000,000	0	1,250,000
Amount converted to equity	920,000	$0	$250,000

Officers
Number of shares	0	0	1,009,875
Number of warrants (A)	2,491,800	0	1,009,875
Amount converted to equity	480,967	$0	$201,975

Total Related Party Conversions
Number of shares	5,533,333	0	3,259,875
Number of warrants	3,491,800	0	3,259,875
Amount converted to equity	1,760,967	$0	$651,975

(A)

Includes $12,206 settlement expense incurred to the Company's Chief Operating Officer in connection with the exchange of warrants to purchase the Company's common stock to cancel unpaid compensation, which is included as a reduction to gain on settlements in fiscal 2003.

12. INCOME TAXES

    No provision has been made for corporate income taxes due to cumulative losses incurred. At June 30, 2005, mPhase has operating loss carryforwards of approximately $71.1million and 70.5 million to offset future federal and state income taxes respectively, which expire at various times from 2016 through 2024. Certain changes in stock ownership can result in a limitation in the amount of net operating loss and tax credit carryovers that can be utilized each year.

    At June 30, 2005 the Company has net deferred income tax assets of approximately $27.25 million comprised principally of the future tax benefit of net operating loss carryforwards, which represents an increase of $3.05 million for the fiscal year ended June 30, 2005. A full valuation reserve has been recorded against such assets due to the uncertainty as to their future realizability.

13. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

    mPhase has entered into various agreements with Georgia Tech Research ("GTRC") and its affiliate, Georgia Tech Applied Research Corporation, ("GTARC"), pursuant to which the Company receives technical assistance in developing the commercialization of its Digital Video and Data Delivery System. The amount incurred by the Company for GTRC technical assistance with respect to its research and development activities during the years ended, 2003, 2004 and 2005 totaled  $100,000 $0 and $0 respectively, and $13,539,952 from the period from inception through June 30, 2005.

    If and when sales commence utilizing its legacy DVDDS digital broadcast television platform, mPhase will be obligated to pay to GTRC a royalty up to 5% of product sales, as defined.

    As of June 30, 2005, mPhase is obligated to pay Lucent Technologies, Inc. $200,000 per month through and including the first of each month from July 1, 2005 through and including March 1, 2006 in connection with the development of its Nanotechnology product line. Additionally, the Company engages Lucent on a project-by-project basis for research and development of technical product related enhancements for its TV+ product. The Company owed Lucent $379,428 in accounts payable and accrued expenses through June 30, 2005. The amount incurred by the Company with Lucent for assistance with respect to its research and development activities during the years ended 2003, 2004, and 2005 totaled  $1,112,500, $2,328,602, and 3,424,800 respectively, and $7,021,902 from the period from inception through June 30, 2005.

    From time to time, mPhase may be involved in various legal proceedings and other matters arising in the normal course of business. The Company currently has no material outstanding legal proceedings, nor does it anticipate any actions which would result in liabilities in excess of amounts recorded in these financial statements.

 Item 14. Controls and Procedures

    Under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c and of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the fiscal year ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

SCHEDULE II

 ITEM 14B. VALUATION AND QUALIFYING ACCOUNTS

mPHASE TECHNOLOGIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

 Years Ended June 30, 20045, 2004 and 2003

(In Thousands)

		Additions
	Balance at	Charged to	Charged to	Deductions	Balance at
	beginning	costs and	other		end of year
	of year	expenses	accounts

Description
Year ended June 30, 2005
Allowance for doubtful accounts (deducted from accounts
	$0	0	0	0	$0
receivable)
Allowance for obsolescence (deducted from inventory, at
	$388	0	0	(183)	$205
cost)
Year ended June 30, 2004
Allowance for doubtful accounts (deducted from accounts
receivable)	$0	0	0	0	0

Allowance for obsolescence (deducted from inventory, at
	$486	0	(87)	(11)	388
cost)

Year ended June 30, 2003
Allowance for doubtful accounts (deducted from accounts
	$3	0	0	(3)	0
receivable)

Allowance for obsolescence (deducted from inventory, at
	$1,243	302	0	(1,059)	486
cost)

 SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: September 28, 2005	By:	/s/ RONALD A. DURANDO
Ronald A. Durando
President, CEO

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Necdet F. Ergul, Chairman of the Board	September 28, 2005
Ronald A. Durando, Chief Executive Officer, Director	September 28, 2005
Gustave T. Dotoli, Chief Operating Officer, Director	September 28, 2005
Martin S. Smiley, Chief Financial Officer	September 28, 2005
Anthony Guerino, Director	September 28, 2005
Abraham Biderman, Director	September 28, 2005

44