Form 10-K/A
period 2005-06-30
MPHASE TECHNOLOGIES INC
filed 2005-10-11
CIK 825322

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

ABOUT THIS AMENDMENT

    Management has reevaluated the adequacy clarity and completeness of the Form 10-K and certain disclosures in the accompanying consolidated financial statements. As a result of this reevaluation, management has reissued the Form 10-K and the June 30, 2005 consolidated financial statements with expanded and clarified information. The amendment includes expanded and clarified disclosure in the Consolidated Financial Statements, which begin on page F-1 and provide the weighted average shares of common stock of the Company outstanding for the fiscal year ended June 30, 2005 plus certain technical and clerical edits. The aforementioned changes to the consolidated financial statements have no effect on the financial position and results of operations for the year ended June 30, 2005 or the results of operations for the years ended June 30, 2003 and 2004.

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

   As of June 30, 2005, we have warrants and options outstanding convertible into approximately 107,000,000 shares of mPhase common stock, which, upon conversion, may adversely affect the future price of our common stock. As of June 30, 2005 we have warrants and options convertible into approximately 70.000,000 shares of our common stock at $.30 per share or less that, upon exercise will generate proceeds of approximately $18,200,000, may result in significant dilution to many of our current shareholders and may adversely affect the future price of our common stock. As of June 30, 2005, the Company has approximately 720,000 shares of common stock reserved for the issuance upon the conversion of certain 12% convertible notes to related parties at $.25 per share, which may adversely affect the future price of our common stock. On June 15, 2004, the Company at a Special Meeting of Shareholders received authorization to increase its authorized shares of common stock from 125 million to 250 million shares and  at its fiscal year 2004 annual meeting held on July 20, 2005 received shareholder approval to increase its authorized shares of common stock from 250 million to 500 million shares to enable it to continue to finance development of its products and fund continued operations. We may be forced to raise additional cash for operations by selling additional shares of our common stock at depressed prices causing further dilution to our shareholders. Certain warrants with key vendors are subject to cashless exercise and may be immediately exercised with no resulting proceeds to the Company.

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

YEAR/QUARTER	HIGH	LOW
Fiscal year ended June 30, 2001
First Quarter	$9.25	$3.00
Second Quarter	5.94	1.47
Third Quarter	3.38	1.22
Fourth Quarter	2.61	1.03

Fiscal year ended June 30, 2002
First Quarter	$1.67	$.31
Second Quarter	.86	.31
Third Quarter	.62	.27
Fourth Quarter	.50	.23

Fiscal Year ended June 30, 2003
First Quarter	$.32	.15
Second Quarter	.31	.15
Third Quarter	.36	.19
Fourth Quarter	.42	.28

Fiscal year ended June 30, 2004
First Quarter	$.42	$.29
Second Quarter	.61	.29
Third Quarter	.69	.38
Fourth Quarter	.46	.29

Fiscal year ended June 30, 2005
First Quarter	$.31	$.21
Second Quarter	.35	.23
Third Quarter	.60	.30
Fourth Quarter	.41	.25

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

During January of 2005, the Company issued an additional 3,750,000 shares of equity units as part of the private placement begun in the second quarter of fiscal year 2005, generating additional proceeds of $750,000. Additionally, 1,000,000 shares of common stock plus a 5 year warrant for a like amount of shares at $.25 per share were issued to Janifast Ltd. upon conversion of $200,000 of accounts payable. In addition 424,875 shares of common stock plus a 5 year warrant for a like amount of shares at $.25 per share were issued to Martin Smiley, CFO and General Counsel of the Company in connection with his conversion of a $75,000 promissory note plus accrued interest of $9,975. In addition 65,000 shares of common stock and a 5 year warrant for a like amount of stock at $.25 per share were issued to Mr. Durando, President and CEO of the Company for conversion of $13,000 of accrued interest on various promissory notes issued by the Company and also received 1,395,400 shares of common stock of the Company in connection with the exercise of a warrant at $.01 per share previously awarded for unpaid compensation. A reduction in principal of $13,954 of a $75,000 promissory note to Mr. Durando was made for payment of the exercise price of $.01 per share under the warrant. Mr. Gustave T. Dotoli, Chief Operating Officer of the Company also was issued 375,000 shares of common stock of the Company in connection with the exercise of a portion of a warrant at $.01 per share. Payment for such exercise was made in exchange for cancellation of $3,750 of accrued interest on a $75,000 promissory note. Finally Mr. Souzzo, a consultant, received 100,000 shares of common stock plus a 5 year warrant for a like amount of stock at $.25 per share in exchange for cancellation of $20,000 of accounts payable.

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

On February 17 of 2005, the Company granted 2,600,000 warrants and 400,000 options to consultants for services performed valued at $1,328,600 and $204,400, respectively. The warrants and options provide the right to purchase a share of mPhase common stock at an exercise price $.45 and $.30 per share, respectively, over their 5 year life expiring in February of 2010. These warrant and option awards were valued on the basis of the fair market value of the Company's common stock on the date of grant using the Black-Scholes option premium model and the value of the award will be expensed to General and Administrative non-cash expenses in the third quarter of fiscal 2005.

On January 15, 2005, Martin Smiley converted a $ 100,000 convertible note payable by the Company in exchange for 400,000 shares of common stock and a like number of warrants that were price at $.25 per unit.  General and Administrative non-cash expense in the amount of $131,750 was recognized in the third quarter of fiscal year 2005 consistent with the market price of the stock of $.31 on the date of the award.

Also in January of 2005, Martin Smiley was awarded additional compensation of 425,000 shares of common stock. This award resulted in a charge to General and Administrative non-cash expense in the amount of $ 131,750 in the third quarter of fiscal 2005, representing an expense recognition consistent with the market price of that stock of $.31 on the date of that award.

In January of 2005 there were stock option awards issued to two consultants for services performed. The company granted 250,000 options to a consultant for professional services, these options provide for the right of stock purchase at an exercise price of $.25, these options have a five year life and expire in January of 2010. A second award issued a like number of options to another service provider under similar terms, except that the options associated with this second award offer a call feature, available to the company, for redemption of such options at a call price of $.45 at any time during their five year life. In aggregate, 400,000 options were issued in connection with these awards and will result in a charge to General and Administrative non-cash expense in the amount of $ 133,990 in the third quarter of fiscal 2005. The valuation of this charge was made on the basis of the fair market value of the Company's common stock on the date of grant using the Black-Scholes option premium model assumptions of a 145% volatility or beta factor and a 2.6% interest rate factor.

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

On February 17 of 2005, the Company granted 2,600,000 warrants and 400,000 options to consultants for services performed valued at $1,328,600 and $204,400, respectively. The warrants and options provide the right to purchase a share of mPhase common stock at an exercise price $.45 and $.30 per share, respectively, over their 5 year life expiring in February of 2010. These warrant and option awards were valued on the basis of the fair market value of the Company's common stock on the date of grant using the Black-Scholes option premium model and the value of the award will be expensed to General and Administrative non-cash expenses in the third quarter of fiscal 2005.

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

	Year Ended June 30,					Cumulative from inception October 2, 1996 to June 30, 2005
	2001	2002	2003	2004	2005
	(in thousands, except share data)
STATEMENT OF OPERATIONS DATA:
Total revenues	$10,524	$2,582	$1,582	$4,641	$1,711	$21,320
Costs and Expenses:
Cost of sales	5,805	2,415	1,493	4,270	1,446	15,359
Research and
development	10,780	3,820	3,538	3,928	5,127	43,544
General and
administrative	17,322	7,039	2,684	4,118	6,580	85,635
Depreciation and
amortization	660	670	515	123	63	2,953
Operating loss	(24,043)	(11,361)	(6,649)	(7,798)	(11,505)	(126,171)
Other income (expense), net	-	142	50	150	382	(764)
Interest income (expense)	43	(26)	(51)	(111)	(111)	(123)
Net loss	$(24,000)	$(11,245)	$(6,650)	$(7,759)	$(11,234)	$(127,009)
Basic and diluted net
loss per share	$(.72)	$(.23)	$(.10)	$(.10)	$(.10)
Shares used in basic and diluted
net loss per share	33,436,641	49,617,280	65,217,088	77,677,120	108,657,578

	Year Ended June 30,
	2001	2002	2003	2004	2005
BALANCE SHEET DATA:
Cash and cash equivalents	$31	$47	$397	$90	$351
Working capital (deficit)	(1,458)	(94)	(1,405)	(2,112)	(1,674)
Total assets	8,997	6,942	3,782	2,591	2,232
Long-term obligations, net of current portion	90	2,891	2,608	1,038	315
Total stockholders' equity (deficit)	$1,865	$(42)	$(3,229)	$(2,918)	$(1,618)

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

	Three months ended
	September 30	December 31	March 31	June 30
	(in thousands, except share amounts)
FISCAL 2005 QUARTERLY
STATEMENT OF OPERATIONS DATA:
Total revenues	$179	$296	$564	$672
Costs and Expenses:
Cost of Sales	130	245	448	623
Research and development	1,101	1,055	1,664	1,307
General and administrative	709	2,071	2,639	1,032
Depreciation and amortization	1	127	62	1
Operating loss	(1,762)	(3,203)	(4,249)	(2,291)
Interest expense, Net	(29)	(66)	(37)	21
Gain (loss) on debt extinguishments and investments	(41)	~~--~~	(59)	482
Net loss	$(1,832)	$(3,269)	$(4,345)	$(1,788)
Basic and diluted net loss per share	$(.02)	$(.04)	$(.04)	$(.01)
Shares used in basic and diluted net loss per share(1)	89,719,962	93,388,984	120,015,504	137,719,500

	Three months ended
	September 30	December 31	March 31	June 30
	(in thousands, except share amounts)
FISCAL 2004 QUARTERLY
STATEMENT OF OPERATIONS DATA:
Total revenues	$2,489	$1,291	$555	$306
Costs and Expenses:
Cost of Sales	2,099	1,191	484	294
Research and development	611	843	1,404	1,212
General and administrative	605	914	803	1,856
Depreciation and amortization	46	28	27	22
Operating loss	(872)	(1,685)	(2,162)	(3,078)
Interest expense, Net	(16)	(16)	(20)	(59)
Gain (loss) on debt extinguishment	23	-	(152)	278
Net loss	$(865)	$(1,701)	$(2,334)	$(2,859)
Basic and diluted net loss per share	$(.01)	$(.02)	$(.03)	$(.03)
Shares used in basic and diluted net loss per share(1)	71,725,318	72,814,272	81,564,405	84,885,017

	Three months ended
	September 30	December 31	March 31	June 30
	(In thousands, except share amounts)
FISCAL 2003 QUARTERLY
STATEMENT OF OPERATIONS DATA:
Total revenues	$210	$562	$210	$600
Costs and Expenses:
Cost of sales	197	547	205	544
Research and development	803	753	906	1,077
General and administrative	893	731	544	516
Depreciation and amortization	131	129	129	127
Operating loss	(1,814)	(1,598)	(1,574)	(1,664)
Interest expense, Net	(18)	(15)	(11)	(6)
Gain on debt extinguishment	41	-	9	11
Gain (Loss) on investments	-	(16)	(12)	17
Net Loss	$(1,791)	$(1,629)	$(1,588)	$(1,642)
Basic and diluted net loss per share	$(.03)	$(.07)	$(.02)	$(.02)
Shares used in basic and diluted net loss per share(1)	60,881,131	65,914,466	65,956,810	68,164,160

	Three months ended
	September 30	December 31	March 31	June 30
	(in thousands, except share amounts)
FISCAL 2002 QUARTERLY
STATEMENT OF OPERATIONS DATA:
Total revenues	$537	$545	$866	$634
Costs and Expenses:
Cost of Sales	457	530	724	704
Research and development	1,111	1,257	539	912
General and administrative	2,862	1,641	1,355	1,182
Depreciation and amortization	193	209	136	132
Operating loss	(4,086)	(3,092)	(1,888)	(2,296)
Interest expense, Net	(10)	(1)	(5)	(10)
Gain (Loss) on debt extinguishment	33	5	85	19
Net Loss	$(4,063)	$(3,088)	$(1,808)	$(2,287)
Basic and diluted net loss per share	$(.10)	$(.07)	$(.03)	$(.04)
Shares used in basic and diluted net loss per share(1)	42,037,506	44,645,458	55,606,168	56,459,167

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

    Net loss. mPhase recorded a net loss of $11,234,324 for the year ended June 30, 2005 as compared to a loss of $7,758,586 for the same period ended June 30, 2004. This represents a loss per common share of  $(.10) in 2005 as compared to $(.10) in 2004, based upon weighted average common shares outstanding of 108,657,578 and 77,677,120 during the periods ending June 30, 2004 and June 30, 2005 respectively.

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

During the fiscal years ended June 30, 2002, June 30, 2003 and June 30,2004, the joint venture was charged $69,000, $0 and $0, for fees and costs by each of its joint venture partners and their affiliates.

Transactions with Other Significant Beneficial Owners of mPhase Common Stock and Warrants

Effective June 30, 2004, the Company was $473,787 in arrears with respect to a Promissory Note issued to Piper Rudnick LLP plus other legal fees of $118,773.36.  It should be noted that Piper & Rudnick received such Promissory Note plus two warrants received in March of 2002 in exchange for cancellation of certain payables. Such warrants have conversion rights into our common stock for a total of 2,233,490 shares that have been registered under a recently effective Form S-1 Registration Statement, and are cashless. On September 3, 2003, the Company paid $100,000 in cash to Piper in exchange for reducing the total payable to $550,000 plus the issuance of additional cashless warrant for $150,000 worth of the Company's common stock valued at $.25 per share. The remaining $300,000 payable has the following future payment schedule:

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

FINANCIAL STATEMENTS

PAGE
Report of Rosenberg Rich Baker Berman & Company	F-1
Report of Arthur Andersen LLP	F-2
Report of Schuhalter, Coughlin & Suozzo, PC	F-3
Consolidated Balance Sheets as of June 30, 2004 and 2005	F-4
Consolidated Statements of Operations for the years ended June 30, 2003, 2004 and 2005 and for the period from inception (October 2, 1996) through June 30, 2005.	F-5
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period from inception (October 2, 1996) to June 30, 1997 and for each of the seven years in the period ended June 30, 2005	F6-12
Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2004 and 2005 and for the period from inception (October 2, 1996) through June 30, 2005.	F-12
Notes to Consolidated Financial Statements	F-14 F-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

Schuhalter, Coughlin & Suozzo, PC

Raritan, New Jersey

January 28, 1999

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	JUNE 30,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$90,045	$351,185
Accounts receivable, net of bad debt reserve of
$0 and $0 respectively	64,100	533,841
Stock subscription receivable	886,000	460,000
Inventory	1,237,972	490,142
Prepaid expenses and other current assets	81,061	25,622
Total current assets	2,359,178	1,860,790

Property and equipment, net	52,685	162,692
Patents and licenses, net	161,605	141,451
Other assets	17,250	67,250
Total assets	$2,590,718	$2,232,183
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,088,658	$1,691,338
Accrued expenses	636,033	431,765
Due to related parties	680,956	721,569
Note payable, related party	300,000	277,000
Current Portion of Long Term debt	550, 803	413,537
Deferred revenue	214,180	-
Total current liabilities	4,470,603	3,535,208

Other liabilities	618,550	214,709
Notes payable-related parties	280,000	-
Long-term debt, net of current portion	139,500	100,000
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

     mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,				From Inception
					(October 2, 1996)
					to June 30,
					2005
	2003	2004		2005
TOTAL NET REVENUES	$1,581,639	$4,641,346		$1,711,085	$21,320,125
COSTS AND EXPENSES:
Cost of Sales (see also note 11 Related Party	1,493,394	4,068,255		1,446,151	15,359,358
Transactions)
Research and development (including non-cash stock	3,538,305	4,069,721		5,127,438	43,544,238
related charges of $385,495, $72,000, 0 and
$2,117,669 respectively, see also note 11 Related Party
Transactions)
General and administrative (including non-cash stock	2,683,534	4,177,961		6,579,761	85,634,858
related charges of $748,840, $1,242,793, $2,948,083
and $50,281,225 respectively, see also note 11 Related
Party Transactions)
Depreciation and Amortization	515,417	122,878		62,679	2,952,586
Total costs and expenses	8,230,650	12,438,815		13,216,029	147,491,040
Loss from operations	(6,649,011)	(7,797,469)		(11,504,944)	(126,170,915)
OTHER INCOME (EXPENSE):
Gain On Extinguishments	61,226	150,058		418,695	772,216
Minority interest loss in consolidated subsidiary	-		-	-	20,000
Loss from unconsolidated subsidiary	-		-	-	(1,466,467)
Loss on sale of securities	(11,258)		-	(37,411)	(48,669)
Interest income (expense), net	(51,168)	(111,175)		(110,564)	(115,572)
Total other income (expense)	(1,200)	38,883		270,620	(838,492)
NET LOSS	$(6,650,211)	$(7,758,586)		$(11,234,324)	$(127,009,407)
Unrealized holding (loss) gain on securities	4,026	-		-	-
COMPREHENSIVE LOSS	$(6,646,185)	$(7,758,586)		$(11,234,324)	$(127,009,407)
LOSS PER COMMON SHARE, basic and diluted	$(.10)	$(.10)		$(.10)
WEIGHTED AVERAGE COMMON SHARES	65,217,088	77,677,120		108,657,578
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

CONSOLIDATED STATEMENT OF CHANGES IN

SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)

TO JUNE 30, 1997 AND FOR EACH OF THE EIGHT YEARS

IN THE PERIOD ENDED JUNE 30, 2005

								Total
	Shares	$.01 Par	Treasury	Additional	Deferred	Accumulated	Comprehensive	Stockholders
		Value	Stock	Paid-in Stock	Compensation	Deficit	Loss	Equity (Deficit)
Balance June 30, 2001	41,344,467	$413,445	$ (7,973)	$92,293,370	$ (713,275)	(90,120,925)	-	1,862,642
Issuance of Common stock with warrants in	6,980,643	69,807	-	1,903,943	-			1,973,750
private placement
Issuance of Common stock for services	2,976,068	29,760	-	1,169,241	-	-	-	1,139,001
Issuance of options and warrants for services	-	-	-	1,877,937	-			1,877,937
Cancellation of unearned options to former	-	-	-	(140,802)	140,802	-	-	-
employees
Amortization of deferred employee stock option	-	-	-	-	548,550	-	-	548,550
compensation
Issuance of common stock and warrants in	7,492,996	74,930	-	2,663,728	-	-	-	2,534,558
settlement of debt to related parties and strategic
vendors
Sale of Common stock to certain Officers and	2,000,000	20,000	-	980,000	-	-	-	1,900,000
Directors in private placement
Issuance of Common stock upon exercise of	13,334	133	-	3,867	-	-	-	4,060
options
Net Loss	-	-	-	-	-	(11,245,361)	-	(11.245,361)
Other comprehensive loss	-	-	-	-	-	-	(4,026)	(4,026)
Balance, June 30, 2002	60,807,508	$ 608,075	$ (7,973	$100,751,284	$ (23,923)	(101,366,286)	(4,026)	(4,026)

Issuance of Common stock with warrants in	4,296,680	42,967	-	1,121,351	-	-	-	1,160,315
private placement, net of Cash offering costs of
$124,687
Issuance of Common stock for services	426,000	4,260	-	107,985	-	-	-	112,245
Issuance of options and warrants for services	-	-	-	274,100	-			274,100
Amortization of deferred employee stock option	-	-	-	-	23,923	-	-	23,923
compensation
Issuance of common stock and warrants in	5,923,333	59,233	-	1,826,329	-	-	-	1,885,562
settlement of debt to related parties and strategic
vendors
Net Loss	-	-	-	-	-	(6,550,211)	-	(6,650,211)
Other comprehensive loss	-	-	-	-	-	-	4,026	4,026
Balance, June 30, 2003	71,453,521	$ 714,535	$ (7,973)	$ 104,081,049	$ 0	$ 108,016,295	$ -	(3,228,886)

Balance, June 30, 2003	71,453,521	$ 714,535	$ (7,973)	$ 104,081,049	-	$(108,016,497)	$-	$(3,228,886)

Issuance of common stock with	15,177,973	151,779	-	4,322,934	-	-	-	4,474,713
warrants in private placement, net
of cash offering costs of $313,200
Issuance of common stock for	924,667	9,247	-	238,153	-	-	-	247,400
services
Issuance of options and warrants				1,067,393	-	-	-	1,067,393
for services
Issuance of common stock	1,233,334	12,333	-	304,467	-	-	-	316,800
pursuant to exercise of warrants
Issuance of common stock and	110,467	1,105	-	1,962,099	-	-	-	1,963,204
warrants in settlement of debt to
related parties and strategic
vendors
Net Loss	-	-	-	-	-	(7,758,586)	-	(7,758,586)
Balance, June 30, 2004	88,899,962	$ 888,899	$ (7,973)	$111,976,095	$ -	$(115,775,083)	$-	$(2,917,962)

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

7. ACCRUED EXPENSES

    Accrued expenses consist of the following:

	June 30
	2004	2005
Lucent Projects (Note 13)	$257,800	$-
Other General Expenses	378,233	431,765
	$636,033	$431,765

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
commenced in April 2002 and originally were scheduled to continue until May 2004.
This note and accrued interest there on was settled during the fiscal year ending June 30, 2005
	79,765
In consideration of the issuance of $212,669 shares of the company's common stock.			-

Note payable, vendor, interest at 8%, with average monthly payments of
$2,000 originally scheduled to through March, 2004.
This note and accrued interest there on was settled during the fiscal year ending June 30, 2005 a cash payment			-
	27,147
Of $6,000 are the issuance of 80,000 shares of the company's common stock.

Settlement payable, effective interest rate at 5% with vendor for 12 payments of $6,640 through December 31,
2005	-		40,480

Total	$690,303		513,537

Less: Current portion	550,803		413,537
Long-term Debt, non-current portion	$139,500		100,000

At June 30, 2005 total maturities of long-term debt are as follows:
2006			413,537
2007			100,000
TOTAL			$513,537

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

In January of 2005 there were stock option awards issued to two consultants for services performed. The company granted 250,000 options to a consultant for professional services, these options provide for the right of stock purchase at an exercise price of $.25, these options have a five year life and expire in January of 2010. A second award issued a like number of options to another service provider under similar terms, except that the options associated with this second award offer a call feature, available to the company, for redemption of such options at a call price of $.45 at any time during their five year life. In aggregate, 400,000 options were issued in connection with these awards and will result in a charge to General and Administrative non-cash expense in the amount of $ 133,990 in the third quarter of fiscal 2005. The valuation of this charge was made on the basis of the fair market value of the Company's common stock on the date of grant using the Black-Scholes option premium model assumptions of a 145% volatility or beta factor and a 2.6% interest rate factor.

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
Equity
Conversions of
Debt with
Strategic
Vendors
Number of	390,000	110,467	635,296
Shares
Number of	215,000	5,069,200	1,356,696
Warrants
Amount	$198,032	$1,963,202	$426,894
Converted to
Equity
Gain on	$ 61,226	$ 150,058	$418,696
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

	Twelve months ended June 30,
	2003	2004	2005
Net loss, as reported	$(6,650,211)	$(7,758,586)	$(11,234,324)
Add: Stock-based employee compensation expense net	23,923	72,000	131,750
included in report of net income, net of related tax effects
Deduct: Total stock-based employee compensation expense	(239,983)	(810,080)	(444,396)
determined under fair
value based method for all awards, net of related tax effects
Pro forma net loss	$(6,866,231)	$(8,486,666)	(11,546,970)
Loss per share:
Basic and diluted-as reported	$(.10)	$(.10)	(.10)
Basic and diluted-pro forma	$(.11)	$(.11)	(.11)

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

Charges and Expenses with Related Parties
	2003	2004	2005
Charges incurred with Janifast included in:
Cost of sales and ending inventory	$$178,959	$2,771,925	$1,536,494
Total Janifast	$$178,959	$2,771,925	$1,536,494
Charges incurred with Microphase Corp. included in:
Cost of sales and ending inventory (Including Royalties)	$$86,468	$140,123	$94,740
Research and Development	478,434	84,494	60,000
General and administrative	133,200	231,068	304,030
Total Microphase Corp.	$$648,102	$455,685	$458,770
Total Charges with Related Parties included in:
Cost of sales and ending inventory	$$265,427	$2,912,048	$1,631,234
Research and development	428,434	84,494	60,000
General and administrative	133,200	231,968	304,030
Total Charges with Related Parties:	$$827,061	$3,227,610	$1,995,264

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

mPHASE TECHNOLOGIES, INC.

Dated: October 7, 2005	By:	/s/ RONALD A. DURANDO
Ronald A. Durando
President, CEO

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Necdet F. Ergul, Chairman of the Board	October 7, 2005
Ronald A. Durando, Chief Executive Officer, Director	October 7, 2005
Gustave T. Dotoli, Chief Operating Officer, Director	October 7, 2005
Martin S. Smiley, Chief Financial Officer	October 7, 2005
Anthony Guerino, Director	October 7, 2005
Abraham Biderman, Director	October 7, 2005

44