Form 10-Q
period 2005-09-30
MPHASE TECHNOLOGIES INC
filed 2005-11-15
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTER ENDED SEPTEMBER 30, 2005
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

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF November 9, 2005 IS 163,903,277 SHARES, ALL OF ONE CLASS OF $.01 PAR VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

	Consolidated Balance Sheets-June 30, 2005 and September 30, 2005, (Unaudited)	3

	Unaudited Consolidated Statements of Operations-Three months ended September 30, 2004 and 2005 and from October 2, 1996 (Date of Inception) to September 30, 2005	4

	Unaudited Consolidated Statement of Changes in Shareholders' Deficit Three months ended September 30, 2005	5

	Unaudited Consolidated Statements of Cash Flows-Three Months ended September 30, 2004 and 2005 and from October 2, 1996 (Date of Inception) to June 30, 2005	6

	Notes to Unaudited Consolidated Financial Statements	7

ITEM 2	Management's Discussion and Analysis of Financial Condition and Condition and Results of Operations	14

ITEM 3	Quantitative and Qualitative Disclosures about market risk	24

ITEM 4	CONTROLS AND PROCEDURES	24

PART II	OTHER INFORMATION	25

Item 1.	Legal Proceedings	25

Item 2.	Changes in Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits on Reports on Form 8-K	26

Signature Page		27

Certifications		28

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	September 30,
	2005	2005

		(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$351,185	$424,378
Accounts receivable, net of bad debt reserve of $0 for each period	533,841	330,752
Stock subscription receivable	460,000	1,092,400
Inventories, net	490,142	623,192
Prepaid expenses and other current assets	25,622	42,513

Total Current Assets	1,860,790	2,513,235

Property and equipment, net	162,692	165,399
Patents and licensing rights, net	141,451	124,819
Other Assets	67,250	50,000

TOTAL ASSETS	$2,232,183	$2,853,453

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	1,691,338	1,696,155
Accrued expenses	431,765	673,149
Due to related parties	721,569	900,812
Notes payable, related parties	277,000	392,000
Current portion of long-term debt	413,537	368,057

TOTAL CURRENT LIABILITIES	3,535,208	4,030,173

Long-term debt, net of current portion	100,000	100,000
Other Liabilities	214,709	213,800

COMMITMENTS AND CONTINGENCIES (Note 9)	-	-

STOCKHOLDERS' DEFICIT

Common stock, par value $.01, 500,000,000 shares authorized 145,048,832 and 160,224,457 shares issued and outstanding at June 30, 2005 and September 30, 2005, respectively	1,450,489	1,602,245
Additional paid in capital	123,949,156	126,882,151
Deficit accumulated during development stage	(127,009,407)	(129,966,943)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)

TOTAL STOCKHOLDERS' DEFICIT	(1,617,735)	(1,490,520)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,232,183	$2,853,453

The accompanying notes are an integral part of these consolidated balance sheets.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			October 2, 1996
	Three Months Ended		(Date of
	September 30,		Inception) to
			September 30,
	2004	2005	2005

REVENUES	$179,163	$380,594	$21,700,719

COSTS AND EXPENSES
Cost of Sales	129,781	337,973	15,697,331
Research and development including non-cash stock related charges of $0, $0 and $2,117,669, respectively)	1,101,400	1,861,420	45,405,658
General and Administrative (including non-cash stock related charges of $0, $99,000 and $50,380,225 respectively)	708,895	1,092,292	86,727,150
Depreciation and amortization	1,021	20,269	2,972,855

TOTAL COSTS AND EXPENSES	1,941,097	3,295,322	150,802,994

LOSS FROM OPERATIONS	(1,761,934)	(2,931,360)	(129,102,275)

OTHER INCOME
Gain (Loss) on extinguishments	(40,500)	(11,975)	760,241
Minority interest loss in consolidated subsidiary	-	-	20,000
Loss on Sale of Securities	-	-	(48,669)
Loss from unconsolidated subsidiary	-	-	(1,466,467)
Interest Income (expense), net	(29,428)	(14,201)	(129,773)

TOTAL OTHER INCOME (EXPENSE)	(69,928)	(26,176)	(864,668)

NET LOSS	$(1,831,862)	$(2,957,536)	$(129,966,943)

LOSS PER COMMON SHARE, basic and diluted	$(.02)	$(.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	87,719,962	152,291,645

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Changes in
Shareholders' Deficit (unaudited)

						Total
				Additional		Shareholders
		$.01 Stated	Treasury	Paid-in	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Deficit	Equity

Balance June 30, 2005	145,048,832	$1,450,489	$(7,973)	$123,949,156	$(127,009,407)	$(1,617,735)

Issuance of common stock pursuant to the exercise of warrants	200,000	2,000	-	43,000	-	45,000

Issuance of common stock for services	450,000	4,500	-	94,500	-	99,000

Issuance of common stock with warrants in private placements, net of cash expenses of $158,315	14,525,625	145,256	-	2,794,495	-	2,940,751

Net Loss	-	-	-	-	(2,957,536)	(2,957,536)

Balance, September 30, 2005	160,224,457	$1,602,245	$(7,973)	$126,882,151	$(129,966,943)	$(1,490,520)

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

				October 2,
				1996
		Three Months Ended		(Date of
		September 30,		Inception) to
				September 30,
		2004	2005	2005

Cash Flow From Operating Activities:
Net Loss	$	(1,831,862)	$(2,957,536)	$(129,966,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		15,384	38,151	6,648,980
Book Value of fixed assets disposed		--	-	74,272
Provision for doubtful accounts		--	-	32,124
(Gain) loss on debt extinguishments		40,500	-	(772,216)
Loss on unconsolidated subsidiary		-	-	1,466,467
Impairment of note receivable		-	17,250	250,000
Loss on Security		-	-	48,669
Non-cash charges relating to issuance of common stock, common stock options and Warrants		-	99,000	52,893,954
Changes in assets and liabilities:
Accounts receivable		50,191	203,089	(362,876)
Inventories		84,740	(133,050)	(627,753)
Prepaid expenses and other current assets		(329,071)	(16,891)	38,548
Other non-current assets		(81,123)	-	(627,182)
Accounts payable		263,633	4,108	4,247,636
Accrued expenses		(87,487)	241,384	1,909,664
Due to/from related parties
Microphase		89,633	15,984	2,653,043
Janifast		44,213	108,859	3,065,827
Officers		10,820	54,400	557,356
Lintel		-	-	477,000
Others		(50,000)	-	179,472
Receivables from Subsidiary		-	-	(150,000)
Deferred revenue		110,820	-	-

Net cash used in operating activities		(1,669,609)	(2,325,252)	(57,963,958)

Cash Flow from Investing Activities:
Payments related to patents and licensing rights		(32,451)	-	(450,780)
Purchase of fixed assets		-	(24,226)	(2,786,808)
Net Cash (used) in investing activities		(32,451)	(24,226)	(3,237,588)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock and
exercises of options and warrants		1,288,000	2,353,151	61,219,344
Payments of notes payable		(105,498)	(45,480)	(333,287)
Advances from Microphase		175,000	-	347,840
Proceeds from notes payable - officers		600,000	150,000	1,115,000
Repayments of notes payable - officers		(300,000)	(35,000)	(715,000)
Repurchase of treasury stock at cost		--	--	(7,973)

Net cash provided by financing activities		1,657,502	2,422,671	61,625,924

Net increase (decrease) in cash		(44,558)	73,193	424,378
CASH AND CASH EQUIVALENTS, beginning of period		90,045	351,185	-

CASH AND CASH EQUIVALENTS, end of period		$45,487	$424,378	$424,378

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES NATURE OF OPERATIONS

mPhase Technologies, Inc. (the "Company") was organized on October 2, 1996. On February 17, 1997, the Company acquired Tecma Laboratories, Inc. ("Tecma") in a transaction accounted for as a reverse merger. On June 25, 1998, the Company acquired Microphase Telecommunications, Inc. ("MicroTel"), through the issuance of 2,500,000 shares of its common stock in exchange for all the issued and outstanding shares of MicroTel. The assets acquired in this acquisition were patents related to the mPhase line of DSL component products (e.g., POTS Splitters) and patent applications utilized in the Company's legacy Traverser(TM) Digital Video Data Delivery System ("Traverser"). The primary business of the company is to design, develop, manufacture and market its software/middleware solution that enables telephone service providers to deliver feature rich broadcast television, high-speed internet and voice over any infrastructure that utilizes internet protocol (the IPTV solution.).  Additionally, the Company sells digital subscriber line (DSL) component products that include its new Broadband Loop Watch product that enables telephone service providers to perform loop diagnostic testing of its system for deployment and maintenance of DSL data as well as microfilters and pots splitters. Since February of 2004, the Company has also engaged Lucent Technologies Inc. to develop a battery with an extremely long shelf life using the science of nanotechnology . In March of 2005 the Company engaged Lucent Technologies to develop a magnetometer or electronic sensor using the science of nanotechnology. The Company believes that both products being developed using the science of nanotechnology will intitially have military applications.

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

BASIS OF PRESENTATION-The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ending September 30, 2005 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2005.

Through September 30, 2005, the Company had incurred cumulative (a) development stage losses totaling approximately $129,966,943 and (b) negative cash flow from operations equal to $57,963,958. At September 30, 2005, the Company had approximately $424,378 of cash, cash equivalents and approximately $330,752 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

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

STOCK-BASED COMPENSATION-mPhase has elected to continue to account for stock-based compensation under APB Opinion No. 23, under which no compensation expense has been recognized for stock options and certain compensating warrants granted to employees at fair market value. In accordance with SFAS No. 148 the Company has elected to implement the disclosure only provisions of this statement. Had compensation expense for stock options granted under the Plan and certain warrants granted to employees in 2004 and 2005 been determined based on fair value at the grant dates, mPhase's net loss for the three months ended September 30, 2004 and 2005 would have been increased to the pro forma amounts shown below.

		Three Months Ended
		September 30,

		2004	2005

Net Loss:
As reported	$	(1,831,862)	$(2,957,536)

Pro forma	$	(1,831,862)	$(2,957,536)

Net Loss Per Share:
As reported		$(.02)	$(.02)
Pro forma		$(.02)	$(.02)

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

STATEMENT OF CASH FLOW SUPPLEMENTAL INFORMATION

	2004	2005

Interest Paid	$ 0	$ 14,201

Taxes Paid	$ 0	$ 0

Non Cash Investing and Financing Activities:

	2004	2005
Conversion of accounts payable and
accrued expenses to equity	$ 129,000	$ 0

Conversion of accounts payable and
accrued expenses to notes payable	$ 460,000	$ 0

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. RELATED PARTY TRANSACTIONS

mPhase's President, Chief Operating Officer and Chairman of the Board of the Company are also officers of Microphase and mPhase's president and chairman of the board are shareholders of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, in July 2003 it was further revised to $5,000 per month for technical research and development, $5,000 per month for administrative services and $5000 per month under the office space agreement.

Microphase also charges fees for specific projects on a project-by-project basis. During the three months ended September 30, 2004 and 2005 and from inception (October 2, 1996) to September 30, 2005, $45,000, $45,000, and $7,269,526 respectively, have been charged to expense or inventory under these Agreements and is included in operating expenses in the accompanying consolidated statements of operations.

The Company is obligated to pay a 3% royalty to Microphase on revenues from its proprietary Traverser(TM) Digital Video and Data Delivery System and DSL component products. For the three months ended September 30, 2004 and 2005, mPhase recorded royalties to Microphase totaling $5,670 and $0, respectively.

As a result of the foregoing transactions as of September 30, 2005, the Company had $168,883 payable to Microphase, which is included in amounts due to related parties in the accompanying consolidated balance sheet. Additionally, at September 30, 2005, there are no undelivered purchase orders that remain outstanding to Microphase.

The Company purchases products and incurs certain research and development expenses with Janifast Ltd., which is owned by U.S. Janifast Holdings, Ltd., a company in which three directors of mPhase are significant shareholders and one is an officer, in connection with the manufacturing of POTS Splitter shelves and component products including cards and filters sold by the Company.

During the three months ended September 30, 2004 and 2005 and the period from inception (October 2, 1996) to September 30, 2005, $160,684, $215,974 and $15,217,079, respectively have been charged by Janifast to The Company for components of inventory or cost of sales expense that is included in operating expenses in the accompanying statements of operations.

As a result of the foregoing transactions as of September 30, 2005, the Company had $629,002 payable to Janifast, which is included in amounts due to related parties in the accompanying balance sheet. Additionally, at September 2005, approximately $693,911 of undelivered purchase orders remain outstanding to Janifast Ltd.

On August 30, 2004, the Company paid $100,000 in cash to Piper Rudnick LLP, outside legal counsel to the Company as part of a renegotiated settlement agreement that was originally effective as of March 31, 2002. The Company was in arrears with respect to payments due under the original settlement agreement and as part of the renegotiated agreement agreed to make the following payments:

  $25,000 on each of December 1, 2004, March 1, 2005, June 1, 2005, September 1, 2005 and a $50,000 payment on December 1, 2005. Thereafter the Company is obligated to pay $25,000 on each of March 1, 2006, June 1, 2006, and September 1, 2006 with a final payment of $75,000 on December 1, 2006.

  The Company also delivered a 5 year cashless warrant to purchase $150,000 worth of common stock at $.25 per share.

As of September 30, 2005, the Company had made each payment owed to Piper Rudnick LLP except the payment of $25,000 that was due on September 1, 2005.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. INVENTORIES

Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists mainly of the Company's POTS Splitter shelves and cards. At September 30, 2005 inventory is comprised of the following:

Raw materials	$515,465
Work in progress	85,938
Finished goods	227,431

Total	828,834
Less: Reserve for Obsolescence	(205,642)

Net Inventory	$623,192

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

Utilization of net operating losses generated through September 30, 2005 may be limited due to changes in ownership that have occurred.

5. ACCRUED EXPENSES

At September 2005 accrued expenses consisting of administrative expenses were $517,149 and accrued expenses for research and development expenses incurred with Lucent Technologies, Inc. were $156,000, totaling $673,149.

6. JOINT VENTURE

In March 2000, mPhase acquired a 50% interest in mPhase Television.Net pursuant to a Joint Venture Agreement (the "Agreement") for $20,000. The agreement stipulates for mPhase's joint venture partner, AlphaStar International, Inc., ("Alphastar"), to provide mPhase Television.Net right of first transmission for its transmissions including MPEG-2 digital satellite television. In addition, in March 2000, mPhase loaned the joint venture $1,000,000 at 8% interest per annum. The loan is repayable to the Company from equity infusions to the subsidiary, no later than such time that mPhase Television.Net qualifies for a NASDAQ Small Cap Market Listing. During April 2000, the Company acquired an additional 6.5% interest in mPhase Television.Net for $1,500,000 and presently the Company owns 56.5% of this venture.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended September, 2004 and ended September 30, 2005, mPhaseTelevision.Net, Inc., was charged $0 and $0, respectively for fees and costs by its joint venture partner and its affiliates.

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

7. EQUITY TRANSACTIONS

During the quarter the Company issued 200,000 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $45,000 to the Company and 450,000 shares of common stock for services valued at $99,000.

In July , August and September of 2005, the Company issued 14,525,625 shares of its common stock together with a like amount of 5 year warrants to purchase one share each of the Company's common stock, with an exercise price of $.25 per share and $.20 per share respectively in two separate private placements generating net proceeds of $2,940,751 which was collected during the three month period ended on September 30, 2005.

8. DEBT TRANSACTIONS/CONVERSIONS

During the three months ending September 30, 2005, a note payable in the amount of $180,000 to Microphase Corporation, a related party, remained outstanding. Such note was extended by Microphase from July 25, 2005 and now matures on July 25, 2006. The notes carries an interest rate of 12% payable quarterly in arrears and was extended effective June 30, 2004.The note is convertible into Common Stock of mPhase at the rate of $.20 cents per share plus a 5 year warrant for a like amount of common stock at $.25 per share.

On August 30, 2004, the Company paid $100,000 to Piper&Rudnick, LLP, its outside counsel, in connection with the renegotiation of a Payment Agreement effective June 30, 2004. Under the terms of the renegotiated Payment Agreement, the Company agreed to payments of $25,000 each on December 1, 2004, March 1, 2005, June 1, 2005 and September 1, 2005 and a payment of $50,000 on December 1, 2005 plus $25,000 payments on March 1, 2006, June 1, 2006, September 1, 2006 and a final payment of $75,000 payment on December 1, 2006. In addition, Piper&Rudnick LLP agreed to convert $150,000 of such payable into a 5 year cashless warrant to purchase 600,000 shares of the Company's common stock valued at $.25 per share.

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

In July of 2005, Mr. Smiley was repaid a $35,000 interim advance to the company made in June of 2005.  In September of 2005, Messrs Durando and Smiley made interim advances of $50,000 and $100,000 respectively to the Company that were repaid in October of 2005.

In September of 2005, as shareholder of the Company exercised a warrant to purchase 200,000 shares of common stock generations $45,000 of net proceeds to the Company.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. COMMITMENTS AND CONTINGENCIES

The Company has entered into various agreements with Georgia Tech Research Corporation ("GTRC"), pursuant to which the Company receives technical assistance in developing the commercialization of its Digital Video and Data Delivery System (DVDDS). The amounts incurred by the Company for GTRC technical assistance with respect to its research and development activities and included in the accompanying consolidated statement of operations for the three months ending September 30, 2004 and 2005 and for the period from inception through September 30, 2005 totaled approximately $0, $0 and $ 13,539,952, respectively.

If and when sales commence utilizing this particular technology, the Company will be obligated to pay to GTRC a royalty of up to 5% of sales of the Traverser(TM) DVDDS.

As of March of 2005, the Company extended for an additional 12 months a Development Agreement with Lucent Technologies, Inc. relating to Micro-Power Source Arrays Fabricated Using Nanotextured, Superhydrophobic Materials. The first product expected to be completed through this exploratory research effort is a battery with a very long shelf life for military field applications. Under such contract the Company is obligated to pay Lucent a total of $1.2 million payable in installments of $100,000 per month through February of 2006. In addition in March of 2005 the Company entered into a second 12 month Development Agreement with Lucent for the development of a magnetometer using the science of nanotechnology at a total cost of $1.2 million payable through February of 2006..

In July of 2005, the Company entered into a 4 month extension of a Development Agreement with Lucent Technologies, Inc. dated September 15, 2003 to complete development of Version 3.0 of its IPTV or TV+ product requiring 4 payments each of $156,000 per month for work to be completed in the months of September through December of 2005. Such payments are payable 60 days in arrears of completion of each of the 4 milestones set forth for such period.

As of September 30, 2005 the company owed Magpie a total of $89,000 which was paid on October 12, 2005 and October 26, 2005 respectively. In addition as of September 30, 2005 the company owed Espial a total of $82,733.32, which was paid on October 5, and November 8, 2005. The Company has a remaining commitment under a statement of work to pay a total of $136,250 through November 30, 2005 to Magpie based upon attainment of certain project milestones.

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

RESULTS OF OPERATIONS

OVERVIEW

mPhase, a New Jersey corporation, founded in 1996 is a publicly-held company with over 14,000 shareholders and approximately155 million shares of common stock outstanding. The Company's common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. We are headquartered in Norwalk, Connecticut with offices in Little Falls, NJ and New York, N.Y. mPhase shares common office space with Microphase Corporation, a privately held company. Microphase is a leader in the field of RF and filtering technologies within the defense and telecommunications industry. It has been in operation for almost 50 years and supports mPhase with both engineering, administrative and financial resources as needed.

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

Our newest innovation in our suite of DSL component products is our i POTS or Intelligent POTS splitter product. This product enables telephone service providers comprehensive remote and automated test access to all elements of a DSL network. The i POTS, and i POTS3 (renamed the Broadband Watch product) allows a telephone service provider to bypass POTS splitters on a DSL network and avoid having to manually intervene and disrupt line usage so a test signal can pass through a DSL network. This product marks an advancement in automating DSL loop . The legacy Traverser DVDDS has been replaced by mPhase's TV+ solution which has been developed by Lucent Technologies Inc.

The legacy Traverser DVDDS system is installed at the BMW manufacturing plant in Spartanburg, South Carolina for use as a telebroadcast system in a commercial setting.

mPhase DSL Component Products - mPhase also has designed and markets a line of DSL component products ranging from items such as Plain Old Telephone Service (POTS) splitters to innovative loop management products. From our inception in 1996 to date virtually all of mPhase's revenue has been derived from sales of our component DSL products such as POTS splitters and low pass filters. Our newest innovation in our suite of DSL component products is our iPOTS or Intelligent POTS splitter product. This product enables telephone service providers comprehensive remote and automated test access to all elements of a DSL network. The iPOTS1, and iPOTS3 allow a telephone service provider to bypass POTS splitters on a DSL network and avoid having to manually intervene and disrupt line usage so a test signal can pass through a DSL network. This product marks an advancement in automating DSL loop management. As DSL deployments increase, it is becoming more important for telecommunications service providers to streamline the process for rolling-out and troubleshooting DSL services. Additionally, as competition for high speed Internet expands, the market is witnessing a reduction in the price for such service. Therefore, it has become imperative that telecommunications service providers lower the operational costs involved with supporting DSL services. Currently our iPOTS1 is designed for use with the Lucent Stinger, whereas, the iPOTS3 (renamed the Broadband Loop Watch product) is compatible with DSLAM's manufactured by other vendors. mPhase currently has a non-exclusive worldwide distribution agreement with Corning Cable Systems for the sale of the iPOTS products. The Company is also aggressively pursuing direct efforts with respect to sales of the iPOTS product.

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

From mPhase's inception, the operating activities related primarily to research and development, establishing third-party manufacturing and distribution relationships and developing product brand recognition among telecommunications service providers. These activities included establishing trials and field tests of the Traverser(TM) and IPTV products with Hart Telephone Company in Georgia and with a major telecommunications service provider in Russia respectively. In addition the Company has been establishing a core administrative and sales organization.

In February of 2004, the Company entered into the business of developing a new battery using the science of Nanotechnology initially targeted for military applications. The Company entered into a Development Agreement with Lucent Technology to develop such battery. In March of 2005 the Company expanded its product line by entering into a second Development Agreement with Lucent to develop a magnetometer or electronic sensor using the science of nanotechnology.

Revenues. To date, all material revenues have been generated from sales of the POTS Splitter Shelves and other DSL component products to a small number of telecommunications companies. During fiscal year 2005, the Company deployed 1000 ports of its TV+ solution to a major telecommunication service provider in Russia generating revenues of $280,000. mPhase believes that future revenues are difficult to predict because of the length and variability of the commercial roll-out of its new IPTV TV+ solution to various telecommunications service providers. Since the Company believes that there may be a significant international market for IPTV involving many different countries, with different regulations, certifications and commercial practices than the United States, future revenues are highly subject to the changing variables and uncertainties. Additionally, the recent instability of the telecommunications market evidenced by reduction in capital spending across the whole telecom sector contributes to our difficulty in accurately predicting future revenues.

Cost of revenues. The costs necessary to generate revenues from the sale of POTS Splitter Shelves and other related DSL component products include direct material, labor and manufacturing. mPhase paid these costs to Janifast Ltd., which has facilities in the People's Republic of China and is owned by and managed by certain senior executives of the Company. The cost of revenues also includes certain royalties paid to Microphase Corporation, a privately held corporation organized in 1955, which shares certain common management with the Company. Costs for future production of the IPTV product will consist primarily of payments to manufacturers to acquire the necessary components and assemble the products and a certain minor royalties payable to Espial, the development of software for the set top box portion of the Company's TV+ solution..

Research and development. Research and development expenses consist principally of payments made to Lucent Technologies, Inc. for development of the IPTV solution or Release 3.0 of the TV+ product which allow for the delivery of broadcast TV, video on demand , plus high speed data delivery and voice over any infrastructure of a telecommunications service provider. In addition, mPhase is currently paying Lucent for R&D related to its nanotechnology products that include a new battery with an extended shelf life and a magnetometer of electronic sensor. All research and development costs are expensed as incurred.

General and administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for personnel engaged in direct marketing of the IPTV or TV+ solution, the POTS Splitter Shelves and other DSL component products, as well as support functions including executive, legal and accounting personnel. Certain administrative activities are outsourced on a monthly fee basis to Microphase Corporation. Finally, mPhase leases the principal office from Microphase Corporation.

Non cash compensation charge. The Company makes extensive use of stock options and warrants as a form of compensation to employees, directors and outside consultants. From inception (October 2, 1996) through September 30, 2005 the Company has incurred cumulative (a) development stage losses and has an accumulated deficit of $129,966,943 and (b) negative cash flow from operations of $57,963,958. The auditors report for the fiscal year ended June 30, 2005 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". Management estimates that the Company needs to raise approximately $5-10 million during the next 12 months to continue its present level of operations. As of September 30, 2005, the Company had a negative net worth of $1,490,520 down from a negative net worth of $1,617,735 as a result of equity capital raised through private placements that exceeded net losses incurred after June 30, 2005.

For the first three months of fiscal year 2006, sales of POTS splitters and its IPOTS 1 products were $380,594 up from $179,163 for the three months ended September 30, 2004. The Company believes its new Broadband Loop Watch product will capture some of the existing DSL deployments, providing increases in revenue in fiscal year 2006. Until such time such revenues are realized, the Company intends on maintaining its reduced cost structure to minimize its losses, which management believes will permit the Company to sustain its development process and ultimately achieve profitability.

The Company believes that significant deployments and resulting revenues from these deployments of its flagship products, the TV+ respectively, are not expected until the second half of fiscal year 2006. The Company further believes that an increase in capital expenditures in the telecommunications industry will also increase sales and improve the Company's margins as well as increase the probability that the Company will attain profitability.

THREE MONTHS ENDED SEPTEMBER 30, 2005 VS. SEPTEMBER 30, 2004

REVENUE

Total revenues were $380,594 for the three months ended September 30, 2005 compared to $179,163 for the three months ended September 30, 2004. The increase was primarily attributable to a decreased demand of the Company's POTS Splitter product line and a sale to its IPOTS-1 product.

COST OF REVENUES

Cost of sales were $337,973 for the three months ended September 30, 2005 as compared to $129,781 in the prior period, representing 88% of gross revenues for the quarter ended September 30, 2005 and 72.0% for the quarter ended September 30, 2004, respectively. Our margins have contracted dramatically over the past four years as spending among the telecommunications providers has contracted, coupled with downward pressures related to the supply and demand of telecommunications products. Margins for the quarter ended September 30, 2005 increased by 16% over the margins for the same period ended September 30, 2004. We are unable to determine whether such margins will continue for the remainder of fiscal year 2006.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1,861,420 for the three months ended September 30, 2005 as compared to $1,104,400 during the comparable period in 2004 or an increase of $757,020. This increase consists of increased spending in TV+ product development activity and Nanotechnology battery and magnetometer exploratory research. The year over year quarterly spending has increased $0 for the IPTV and $500,000 for our nanotechnology products, respectively. Both areas represent activities contracted though Lucent Technologies and managed by mPhase. Spending for research and development with Microphase Corporation was $45,000 for the three month period ended September 30,2005 as compared to $45,000 for the same period ended September 30, 2004.

Research expenditures incurred with Microphase were related to the continuing development of the Company's DSL component products, including the Company's line of POTS Splitters and Microfilters and the Company's newest products, the Broadband Loop Watch. We believe the mPhase Broadband Loop Watch offers a much needed solution for the DSL industry; the Broadband Loop Watch enables telecommunications service providers to remotely and cost-effectively perform loop management and maintenance including line testing, qualification and troubleshooting. Prior to the introduction of the Broadband Loop Watch product, loop management could not be remotely performed without a dispatch of personnel to the field. The Company anticipates future demand for this product, as it significantly reduces the cost of deploying and maintaining DSL services.

GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $1,092,292 for the three months ending September 30, 2005 up from $708,895 or an increase of $383,397 from the comparable period in 2004. The increase in this expense is attributable to the growth in salaries and related expense of $54,810 non-cash stock related expenses to consultants of $99,000 and increased spending on travel and trade shows of $65,099. This increased spending corresponds with a ramp up of selling activities in anticipation of the planned release and commercialization of the TV+ solution.

NET LOSS

The Company recorded a net loss of $2,957,536 for the three months ended September 30, 2005 as compared to a loss of $1,831,862 for the three months ended September 30, 2004. This represents a loss per common share of $.02 for the three month period ended September 30, 2005 as compared to a loss per common share of $.02 for the three months ending September 30, 2004; based upon weighted average common shares outstanding of 89,719,962 and 152,291,645 during the periods ending September 30, 2004 and 2005, respectively.

The Company believes the initial major deployments and the resultant revenues of its TV+ solution are not expected until the third quarter of fiscal year 2006, which along with any upturn of spending in the telephone industry will also increase sales and improve the Company's margins and provide the Company with the opportunities to attain profitability.

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

Utilization of net operating losses generated through June 30, 2005 may be limited due to "changes in control" of our common stock that occurred.

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

MATERIAL RELATED PARTY TRANSACTIONS

The Company records material related party transactions. The Company incurs costs for engineering, design and production of prototypes and certain administrative functions from Microphase Corporation and the purchase of finished goods, primarily consisting of DSL splitter shelves and filters, from Janifast Limited. The Company has incurred costs for obtaining transmission rights. This enabled the Company to obtain re-transmission accreditation to proprietary television content that the Company plans to provide with its flagship product, the TV+ solution within its incorporated joint venture mPhase Television.net, in which the Company owns a 56.5% interest.

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

A member of the Company's Board of Directors, Mr. Abraham Biderman through his company Eagle Advisers provided significant investment banking services in connection with Private Placements of the Company's common stock and warrants. Eagle Advisers received investment banking cash placement fees equal to $101,000 for the three month period ended September 30, 2005 compared to fees of $100,000 for the three month period ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005 mPhase had working capital deficit of $1,516,938 as compared to working capital deficit of $1,674,419 at June 30, 2005. Through September 30, 2005, the Company had incurred development stage losses totaling approximately $129,966,943. At September 30, 2005, the Company had approximately $424,378 of cash, cash equivalents and approximately $330,752 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) the successful wide scale development, deployment and marketing of its products.

Historically, mPhase has funded its operations and capital expenditures primarily through private placements of common stock. Management expects that its ongoing financial needs will be provided by financing activities and believes that the sales of its line of POTS Splitter products and other related DSL component products and new Broadband Loop Watch product will provide some offset to cashflow used in operations, although there can be no assurance as to the level and growth rate of such sales in future periods as seen with quarter to quarter fluctuations in component sales. At September 30, 2005, the Company had cash and cash equivalents of $424,378 compared to $351,385 at June 30, 2005, accounts receivable of $330,752 and inventory of $623,192. This compared to $533,841 of accounts receivable and $490,142 of inventory at June 30, 2005.

Cash used in operating activities was $2,325,252 during the three months ending September 30, 2005. The cash used by operating activities principally consists of the net loss, the net decrease in inventory, the net decrease in accounts receivable offset by depreciation and amortization, and by non-cash charges for common stock options and warrants issued for services and increased accrued expenses.

The Company has entered into various agreements with GTARC, pursuant to which the Company receives technical assistance in developing the Digital Video and Data Delivery System. The Company has incurred expenses in connection with technical assistance from GTARC totaling approximately $0, $0, for the three month periods ended September 30, 2005 and 2004, respectively, and $13,539,952 from the period from inception through September 30, 2005. GTRC may receive a royalty of up to 5% of product sales ,if any, from the legacy Traverser DVDDS product.

As of September 30, 2005, mPhase is obligated to pay Lucent Technologies, Inc., a total sum of $624,000 for completion of Version 3.0 of the TV+ product in 4 increments of $156,000 against project milestones. In addition in March of 2005, mPhase extended its Development Agreement with Lucent for development of a micro cell battery using the science of Nanotechnology at a total cost of $1.2 million payable in monthly installments of $100,000 each through February of 2006 and also entered into a new Development Agreement for development of a magnetometer or electronic sensor device using the science of nanotechnology also for a total cost of $1.2 million payable in monthly installments of $100,000 each through February of 2006.

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

From inception (October 2, 1996) through September 30, 2005 the Company had incurred development stage losses and has an accumulated deficit of approximately $129,966,943 and a stockholder's deficit of $1,490,520. For the three months ended September 30, 2005, and from inception through September 30, 2005 respectively, the Company had negative cash flow from operations of $2,325,252 and $57,963,958, respectively. The report of the Company's outside auditor's, Rosenberg, Rich, Baker, Berman and Company with respect to its latest audited 10k for the fiscal year ended June 30, 2005 stated that "there is substantial doubt of the Company's ability to continue as a going concern". Management estimates that the Company will need to raise approximately $5-10 million during the next 12 months to continue its present level of operations.

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

Should these cash flows not be available to us, we believe we would have the ability to revise our operating plan and make certain further reductions in expenses, so that our resources which were available at September 30, 2005, plus financing to be secured during fiscal year 2006, and expected POTS splitter revenues, will be sufficient to meet our obligations until the end of fiscal year 2006. We have continued to experience operating losses and negative cash flows. To date, we have funded our operations with a combination of component sales debt conversions with related parties and strategic vendors, and private equity offerings. Management believes that we will be able to secure the necessary financing in the short-term to fund our operations into our next fiscal year. However, failure to raise additional funds, or generate significant cash flows through revenues, could have a material adverse effect on our ability to achieve our intended business objectives.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at September 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act

Rule 13a-14c and of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. SALES UNREGISTERED OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective for the three-month period ended September 30, 2005 the Company issued the following unregistered securities:

The Company issued 4,648,625 shares together with 5 year warrants to purchase 4,648,625 shares at $.25 per share including 48,625 shares and warrants to purchase 48, 625,000 as finder's fees in a private placement pursuant to Rule 506 of Regulation D of the Securities Act of 1933 generating $920,000 of gross proceeds available to the Company to be used for general corporate purposes.

In addition the Company issued 200,000 shares of common stock pursuant to the exercise of warrants issued prior to the 3 month period generating net cash proceeds of $45,000.  The Company also issued 450,000 shares for services valued at $99,000.

The Company issued 9,877,000 shares of its common stock together with 5 year warrants to purchase a like amount of shares at $.20 per share in two private placement pursuant to Rule 506 of Regulation D of the Securities Act of 1933 generating $2,167,400 of gross proceeds also to be used for general corporate purposes.

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2. Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8K.

On September 30, 2005, the Company filed a Form 8K in which the Company and the Bell Labs division of Lucent Technologies, Inc. announced the development of a prototype of an un-cooled metal detector or magnetometer using the science of nanotechnology.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: November 14, 2005	By: /s/ Martin S. Smiley
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

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant's and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ Ronald A. Durando
Ronald A. Durando
Chief Executive Officer

November 14, 2005

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

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant's and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ Martin S. Smiley
Martin S. Smiley
Chief Financial Officer

November 14, 2005

Exhibit 32.1

MPHASE TECHNOLOGIES, INC.

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of mPhase Technologies, Inc., a New Jersey corporation (the "Company"), on Form 10Q for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission (the "Report"), I, Ronald A. Durando, Chief Executive Officer of the Company certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section1350), that to his knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ronald A. Durando
Ronald A. Durando
Chief Executive Officer

November 14, 2005

Exhibit 32.2

MPHASE TECHNOLOGIES, INC.

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of mPhase Technologies, Inc., a New Jersey corporation (the "Company"), on Form 10Q for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission (the "Report"), I, Martin S. Smiley, Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Martin S. Smiley
Martin S. Smiley
Chief Financial Officer

November 14, 2005