Form 10-Q
period 2005-12-31
MPHASE TECHNOLOGIES INC
filed 2006-02-14
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTER ENDED DECEMBER 31, 2005

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

YES            NO

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF FEBRUARY 9, 2006 IS 213,181,075 SHARES, ALL OF ONE CLASS OF $.01 STATED VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.
INDEX

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1
	Unaudited Consolidated Balance Sheets-June 30, 2005 and December 31, 2005	3
	Unaudited Consolidated Statements of Operations-Three months ended December 31, 2004 and 2005 and from October 2, 1996	4
	(Date of Inception) to December 31, 2005
	Unaudited Consolidated Statements of Operations-Six Months ended December 31, 2004 and 2005 and from October 2, 1996 (Date	5
	of Inception) to December 31, 2005
	Unaudited Consolidated Statement of Changes in Shareholders Deficit Six months ended December 31, 2005	6
	Unaudited Consolidated Statement of Cash Flow-Six Months Ended December 31, 2004 and 2005 and from October 2, 1997 (Date	7
	of Inception) to December 31, 2005
	Notes to Consolidated Financial Statements	8
ITEM 2	Management's Discussion and Analysis of Financial Condition and Condition and Results of Operations	15
ITEM 3	Quantitative and Qualitative Disclosures about market risk	26
ITEM 4	CONTROLS AND PROCEDURES	26
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 2.	Changes in Securities	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits and Reports on Form 8-K	28
Signature Page		29

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2005	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$351,185	$1,172,757
Accounts receivable, net of bad debt reserve of $0 for each period	533,841	158,594
Stock subscription receivable	460,000	-
Inventories, net	490,142	447,943
Prepaid expenses and other current assets	25,622	57,735
TOTAL CURRENT ASSETS	1,860,790	1,837,029
Property and equipment, net	162,692	303,175
Patents and licensing rights, net	141,451	108,803
Other Assets	67,250	50,000
TOTAL ASSETS	2,232,183	2,299,007
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	1,691,338	1,990,485
Accrued expenses	431,765	429,866
Due to related parties	721,569	84,940
Notes payable, related parties	277,000	417,000
Current portion of long term debt	413,537	370,493
TOTAL CURRENT LIABILITIES	3,535,208	3,292,784

Long-term debt, net of current portion	100,000	-
Other Liabilities	214,709	360,408

COMMITMENTS AND CONTINGENCIES (Note 10)	-	-

STOCKHOLDERS' DEFICIT
Common stock, stated value $.01, 500,000,000 shares authorized; 145,048,832 and
212,374,047 shares issued and outstanding at June 30, 2005 and December 31, 2005,
respectively	1,450,489	2,123,741
Additional paid in capital	123,949,156	134,933,508
Deficit accumulated during development stage	(127,009,407)	(138,403,461)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	(1,617,735)	(1,354,185)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,232,183	$2,299,007

The accompanying notes are an integral part of these financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			October 2, 1996
	Three Months Ended
			(Date of Inception)
	December 31,		to December 31,

	2004	2005	2005
REVENUES	$295,524	$168,208	$21,868,927
COSTS AND EXPENSES
Cost of Sales	245,124	135,098	15,832,429
Research and development
(including non-cash stock related charges of $385,495, $1,133,075	1,054,761	1,746,527	47,152,185
and $3,250,744, respectively)
General and Administrative
(including non-cash stock related charges of $1,127,833, $33,550	2,071,396	6,713,083	93,440,233
and $50,512,775, respectively)
Depreciation and amortization	127,485	46,518	3,019,373
TOTAL COSTS AND EXPENSES	3,498,766	8,641,226	159,444,220
LOSS FROM OPERATIONS	(3,203,242)	(8,473,018)	(137,575,293)
OTHER INCOME (EXPENSE)
Gain (Loss) on extinguishments	-	42,583	802,824
Minority interest loss in consolidated subsidiary	-	-	20,000
Capital losses	(36,911)	-	(48,669)
Loss from unconsolidated subsidiary	-	-	(1,466,467)
Interest Income (expense), net	(65,777)	(6,083)	(135,856)
TOTAL OTHER INCOME (EXPENSE)	(102,688)	36,500	(828,168)
NET LOSS	$(3,305,930)	$(8,436,518)	$(138,403,461)

LOSS PER COMMON SHARE, basic and diluted	$(.04)	$(.05)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, basic and diluted	93,388,584	174,998,048

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			October 2, 1996
	Six Months Ended
			(Date of
			Inception) to
	December 31,		December 31,

	2004	2005	2005
REVENUES	$474,687	$548,802	$21,868,927
COSTS AND EXPENSES
Cost of Sales	374,905	473,071	15,832,429
Research and development
(including non-cash stock related charges of $385,495, $1,133,075	2,156,161	3,607,947	47,152,185
and $3,250,744, respectively)
General and Administrative
(including non-cash stock related charges of $1,127,833, $132,550	2,780,291	7,805,375	93,440,233
and $50,512,775, respectively)
Depreciation and amortization	128,506	66,787	3,019,373
TOTAL COSTS AND EXPENSES	5,439,862	11,953,180	159,444,220
LOSS FROM OPERATIONS	(4,965,176)	(11,404,378)	(137,575,293)
OTHER INCOME (EXPENSE)
Gain (Loss) on extinguishments	(40,500)	30,608	802,824
Minority interest loss in consolidated subsidiary	-	-	20,000
Capital losses	(36,911)	-	(48,669)
Loss from unconsolidated subsidiary	-	-	(1,466,467)
Interest Income (expense), net	(95,205)	(20,284)	(135,856)
TOTAL OTHER INCOME (EXPENSE)	(172,616)	10,324	(828,168)
NET LOSS	$(5,137,792)	$(11,394,054)	$(138,403,461)

LOSS PER COMMON SHARE, basic and diluted	$(.06)	$(.07)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, basic and diluted	91,474,828	163,613,560

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders' Deficit
(Unaudited)

						Total
		$.01 Stated	Treasury	Additional Paid-in	Accumulated	Shareholders
	Shares	Value	Stock	Capital	Deficit	(Deficit) Equity

Balance June 30, 2005	145,048,832	$1,450,489	$(7,973)	$123,949,156	$(127,009,407)	$(1,617,735)

Issuance of common stock
pursuant to exercise of warrants	200,000	2,000	-	43,000	-	45,000
Issuance of common stock
for services	450,000	4,500	-	94,500	-	99,000
Issuance of common
stock with warrants in
private placements, net of
cash expenses of $158,315	14,525,625	145,256	-	2,794,895	-	2,940,751
Net Loss	-	-	-	-	(2,957,536)	(2,957,536)
Balance, September 30, 2005	160,224,457	1,602,245	(7,973)	126,882,551	(129,966,943)	(1,490,520)
Issuance of common stock with
warrants in private placements,
net of cash expenses of $167,608	13,180,685	131,807	-	2,107,166	-	2,238,973
Issuance of common stock
through exercise of warrants	772,128	7,721	-	184,279	-	192,000
Stock options awarded to
employees and officers	-	-	-	1,166,625	-	1,166,625
Issuance of additional shares and
warrants to effect revised pricing
on previous private offering	35,196,777	351,968	-	4,082,826	-	4,434,794
Conversion of related party debt
to common stock and warrants	3,000,000	30,000	-	510,061	-	540,061
Net loss	-	-	-	-	(8,436,518)	(8,436,518)
Balance, December 31, 2005	212,374,047	$2,123,741	$(7,973)	$134,933,508	$(138,403,461)	$(1,354,185)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended		October 2, 1996 (Date
	December 31,		of Inception) to
			December 31,

	2004	2005	2005
Cash Flow From Operating Activities:
Net Loss	$(5,137,792)	$(11,394,054)	$(138,403,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	128,506	84,669	6,695,498
Book Value of fixed assets disposed	-	-	74,272
Provision for doubtful accounts	-	-	32,124
Gain on debt extinguishments	40,500	-	(772,216)
Loss on unconsolidated subsidiary	-	-	1,466,467
Impairment of note receivable	-	17,250	250,000
Loss on securities	-	-	48,669
Non-cash charges relating to issuance of common stock, common	1,122,054	5,059,150	57,854,104
stock options and Warrants	-	-
Changes in assets and liabilities:
Accounts receivable	(141,969)	375,247	(190,718)
Inventories	237,251	42,199	(452,504)
Prepaid expenses and other current assets	(165,447)	(32,113)	23,326
Other non-current assets	(20,000)	17,250	(609,932)
Accounts payable	564,705	299,147	4,542,675
Accrued expenses	467,221	(1,899)	1,666,381
Due to/from related parties
Microphase	(96,437)	216,101	2,853,160
Janifast	(64,636)	(48,350)	2,908,618
Officers	181,970	-	502,956
Lintel	-	-	477,000
Others	(50,000)	-	179,472
Receivables from Subsidiary	-	-	(150,000)
Deferred revenue	(113,885)	-	-
Net cash used in operating activities	(3,037,959)	(5,365,403)	(61,004,109)
Cash Flow from Investing Activities:		-
Payments related to patents and licensing rights	(64,902)	-	(450,780)
Purchase of fixed assets	(105,973)	(192,504)	(2,955,086)
Net Cash used in investing activities	(170,875)	(192,504)	(3,405,866)
Cash Flow from Financing Activities:
Proceeds from issuance of common stock and exercises of options
and warrants	3,945,190	6,291,723	65,157,916
Payments of notes payable	(105,498)	(143,044)	(430,851)
Advances from Microphase Corporation	-	-	347,840
Proceeds from notes payable-officers	600,000	230,800	1,195,800
Repayments of notes payable-officers	(300,000)	-	(680,000)
Repurchase of treasury stock at cost	-	-	(7,973)
Net cash provided by financing activities	4,138,692	6,379,479	65,582,732
Net increase (decrease) in cash	920,858	821,572	1,172,757
CASH AND CASH EQUIVALENTS, beginning of period	90,045	351,185	-
CASH AND CASH EQUIVALENTS, end of period	$1,010,903	$1,172,757	$1,172,757

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

mPhase Technologies, Inc. (the "Company") was organized on October 2, 1996. On February 17, 1997, the Company acquired Tecma Laboratories, Inc. ("Tecma") in a transaction accounted for as a reverse merger. On June 25, 1998, the Company acquired Microphase Telecommunications, Inc. ("MicroTel"), through the issuance of 2,500,000 shares of its common stock in exchange for all the issued and outstanding shares of MicroTel. The assets acquired in this acquisition were patents related to the mPhase line of DSL component products (e.g., POTS Splitters) and patent applications utilized in the Company's legacy Traverser(TM) Digital Video Data Delivery System ("Traverser"). The primary business of the company is to design, develop, manufacture and market its software/middleware solution that enables telephone service providers to deliver feature rich broadcast television, high-speed internet and voice over any infrastructure that utilizes internet protocol (the IPTV solution.). Additionally, the Company sells digital subscriber line (DSL) component products that include its new Broadband Loop Watch product that enables telephone service providers to perform loop diagnostic testing of its system for deployment and maintenance of DSL data as well as microfilters and pots splitters. Since February of 2004, the Company has also engaged Lucent Technologies Inc. to develop a new generation of power cells with an extremely long shelf life using the science of nanotechnology . In March of 2005 the Company engaged Lucent Technologies to develop a magnetometer or electronic sensor using the science of nanotechnology. The Company believes that both products being developed using the science of nanotechnology will initially have military applications.

The Company is in the development stage, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." and its present activities are focused on the commercial deployment of its proprietary IPTV or TV+ solution and DSL component products. The Company is also engaged in exploratory research though the Bell Labs division of Lucent technologies Inc. of electronic sensors and power cells. Since mPhase is in the development stage, the accompanying consolidated financial statements should not be regarded as typical for normal operating periods.

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ending December 31, 2005 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2005.

Through December 31, 2005, the Company had incurred cumulative (a) development stage losses totaling approximately $138,403,461, (b) an accumulated deficit of $1,354,185, and (c) negative cash flow from operations equal to $61,004,109. At December 31, 2005, the Company had $1,172,757 of cash, cash equivalents and $158,594 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

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

STOCK-BASED COMPENSATION: On July 1, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment" (SFAS 123R). SFAS 123R revised SFAS 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The Company adopted FAS 123R using the "modified prospective" method, whereby fair value of all previously-granted employee stock-based arrangements that remained unvested at July 1, 2005 and all grants made on or after July 1, 2005 have been included in the Company's determination of stock-based compensation expense for the three and six months ended December 31, 2005. The Company has not restated its operating results for the three and six months ended December 31, 2004 to reflect charges for the fair value of employee stock-based arrangements.

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

FASB 123 (revised 2004) - Share-Based Payments

In December, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment". Among other things, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values. The Company is required to adopt the provisions of Statement No. 123(R) in its interim period beginning February 1, 2006. The Company elected early adoption of Standard No. 123(R).

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

STATEMENT OF CASH FLOW SUPPLEMENTAL INFORMATION

	Six Months Ended December 31,
	2004	2005

Interest Paid	$-	$-
Taxes Paid	$-	$-

Schedule of Non-Cash Activities:
Conversion of accounts payable and accrued expenses to equity	$470,000	$360,061
Conversion of interest accrued to equity	26,725	-
Conversion of notes payable to equity	88,954	180,000
Total liability to equity conversions	$585,679	$544,061

Private placement reparation expense - additional issuance of shares	$185,721	$4,434,794

Non-cash compensation of consultants	$936,333	$-

Non-cash compensation to employees and officers	$-	$1,166,625

2. RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase's President, Chief Operating Officer and Chairman of the Board of the Company are also officers of Microphase and mPhase's president and chairman of the board are shareholders of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement.

Microphase also charges fees for specific projects on a project-by-project basis. During the six months ended December 31, 2004 and 2005 and from inception (October 2, 1996) to December 31, 2005 $0, $90,000 and $7,314,526, respectively, have been charged to expense or inventory under these Agreements and is included in operating expenses in the accompanying consolidated statements of operations.

The Company is obligated to pay a 3% royalty to Microphase on revenues from its proprietary Traverser™ Digital Video and Data Delivery System and DSL component products. For the six months ended December 31, 2004 and 2005, mPhase recorded royalties to Microphase totaling $11,784 and $16,409, respectively.

On December 31, 2005, Microphase agreed to convert all amounts charged to the Company under the terms of these agreements into 2,050,000 shares of common stock and a 5 year warrant to purchase a like amount of shares at $.18.

As a result of the foregoing transactions as of December 31, 2005, the Company had a $0 payable to Microphase. Additionally, at December 31, 2005, there are no undelivered purchase orders that remain outstanding to Microphase.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the six months ended December 31, 2004 and 2005 and the period from inception (October 2, 1996) to December 31, 2005, $398,715, $544,449 and $15,514,374, respectively have been charged by Janifast to inventory or expense and is included in operating expenses in the accompanying statements of operations.

On December 31, 2005, Janifast agreed to convert amounts charged to the Company under the terms of these agreements into 950,000 shares of common stock and a 5 year warrant to purchase a like amount of shares at $.18.

As a result of the foregoing transactions as of December 31, 2005, the Company had $23,648 payable to Janifast, which is included in amounts due to related parties in the accompanying balance sheet. Additionally, at December 31, 2005, approximately $343,962 of undelivered purchase orders remain outstanding to Janifast Ltd.

OTHER RELATED PARTIES

On August 30, 2004, the Company paid $100,000 in cash to Piper Rudnick LLP, outside legal counsel to the Company as part of a renegotiated settlement agreement that was originally effective as of March 31, 2002. The Company was in arrears with respect to payments due under the original settlement agreement and as part of the renegotiated agreement agreed to make the following payments:

  1. $25,000 on each of December 1, 2004, March 1, 2005, June 1, 2005, September 1, 2005 and a $50,000 payment on December 1, 2005. All of the foregoing payments have been made. The Company is obligated to pay $25,000 on each of March 1, 2006, June 1, 2006, and September 1, 2006 with a final payment of $75,000 on December 1, 2006.

  2. The Company also delivered a 5 year cashless warrant to purchase $150,000 worth of additional common stock at $.25 per share.

As of December 31, 2005, the Company made each payment owed to Piper Rudnick LLP.

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. During the three months and six months ended December 31, 2005, Mr. Biderman's current firm Eagle Advisers, Inc. has acted as a finder of money in connection with finder's fees of $211,067 and $312,067 respectively.

During the six month period ended December 31, 2005, Mr. Durando, Mr. Dotoli and Mr. Smiley made bridge loans to the Company in the aggregate amounts of $50,000, $100,000 and $150,000. The loans due Mr. Ditoli and Mr. Smiley are outstanding at December 31, 2005. All of the loans have since been repaid.

3. INVENTORIES

Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists mainly of the Company's POTS Splitter shelves and cards. At December 31, 2005 inventory is comprised of the following:

Raw materials	$67,848
Work in progress	21,250
Finished goods	564,487
Total	653,585
Less: Reserve for Obsolescence	(205,642)
Net Inventory	$447,943

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Utilization of net operating losses generated through December 31, 2005 may be limited due to changes in ownership that have occurred.

5. ACCRUED EXPENSES

Accrued expenses representing accrued general and administrative expenditures were $292,868 at December 31, 2005. At December 31, 2005 unpaid invoices for expenses for research and development expenses incurred with Lucent Technologies, Inc. totaling $827,700 were included in accounts payable.

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

During the three months ended December 31, 2004 and ended December 31, 2005, mPhaseTelevision.Net, Inc., was charged $0 and $0, respectively for fees and costs by its joint venture partner and its affiliates.

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

7. EQUITY TRANSACTIONS

During the quarter ended September 30, 2005, the Company issued 200,000 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $45,000 to the Company and 450,000 shares of common stock for services valued at $99,000.

Also during the quarter ended September 30, 2005, the Company issued 14,525,625 shares of its common stock together with a like amount of 5 year warrants to purchase one share each of the Company's common stock, with an exercise price of $.25 per share and $.20 per share respectively in two separate private placements generating net proceeds of $2,940,751 which was collected during the three month period ended on September 30, 2005.

During the quarter ended December 31, 2005, the Company issued 13,180,685 shares of its common stock together with a like amount of 5 year warrants to purchase one share each of the Company's common stock, with an exercise price of $.18 per share and $.18 per share respectively in private placements generating net proceeds of $2,238,973 which was collected during the three month period ended on December 31, 2005. The Company also issued 35,196,777 shares of its common stock together with a like amount of warrants to affect revised pricing on previous private offerings.

Also during the quarter ended December 31, 2005, the Company issued 772,128 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $192,000 to the Company. On December 31, 2005, the Company issued stock options to employees and officers for the right to purchase 9,562,500 shares. Pursuant to the adoption of FAS 123(R), the Company recognized an expense in the amount of $1,166,625, of which $33,550 is included in research and development expense and $1,133,075 in general and administrative expense. The fair value of options granted in 2005 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 108.5%, based on a risk-free interest rate ranging from 4.4% and expected option life of 3 years.

During the quarter ended December 31, 2005, the Company converted accounts payable in the amount of $189,061and a note payable in the amount of $180,000 to Microphase, a related party, for 2,050,000 shares of common stock and a 5 year warrant to purchase a like amount of shares at $.18. The Company also converted to $171,000 of accounts payable to Janifast, a related party, in exchange for 950,000 shares of common stock and a 5 year warrant to purchase a like amount of shares at $.18 per share.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. SHARE BASED COMPENSATION

Prior to July 1, 2005, the Company accounted for employee stock-based grants under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" for the quarter and six months ended December 31, 2004:

	Three Months Ended	Six Months Ended
	December 31, 2004	December 31, 2004

Net loss, as reported	$(3,305,930)	$(5,137,992)
Add: Stock-based employee compensation expense
included in reported net income, net of related tax effects	-	-
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	-	-
Pro forma net loss	$(3,305,930)	$(5,137,992)

Loss per share:
Basic and diluted-as reported	$(0.04)	$(0.06)
Basic and diluted-pro forma	$(0.04)	$(0.06)

9. DEBT CONVERSIONS AND EXTENSIONS

During the six months ending December 31, 2005, accounts payable in the amount of $189,061 and a note payable in the amount of $180,000 owed by mPhase to Microphase Corporation were cancelled in exchange for the 2,050,000 shares of common stock and a 5 year warrant to purchase a like amount of shares at $.18. In addition for such period, Janifast Ltd. cancelled $171,000 of accounts payable owed by mPhase in exchange for 950,000 shares of common stock and a 5 year warrant to purchase a like amount of shares at $.18 per share.

10. COMMITMENTS AND CONTINGENCIES

The Company has entered into various agreements with Georgia Tech Research Corporation ("GTRC"), pursuant to which the Company receives technical assistance in developing the commercialization of its Digital Video and Data Delivery System (DVDDS). The amounts incurred by the Company for GTRC technical assistance with respect to its research and development activities and included in the accompanying consolidated statement of operations for the six months ending December 31, 2004 and 2005 and for the period from inception through December 31, 2005 totaled approximately $0, $0 and $13,539,952 respectively.

If and when sales commence utilizing this particular technology, the Company will be obligated to pay to GTRC a royalty of up to 5% of sales of the Traverser™ DVDDS.

As of March of 2005, the Company extended for an additional 12 months a Development Agreement with Lucent Technologies, Inc. relating to Micro-Power Source Arrays Fabricated Using Nanotextured, Superhydrophobic Materials. The first product expected to be completed through this exploratory research effort is a battery with a very long shelf life for military field applications. Under such contract the Company is obligated to pay Lucent a total of $1.2 million payable in installments of $100,000 per month through February of 2006. In addition in March of 2005 the Company entered into a second 12 month Development Agreement with Lucent for the development of a magnetometer using the science of nanotechnology at a total cost of $1.2 million payable through February of 2006.

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

11. SUBSEQUENT EVENT

Subsequent to December 31, 2005, the Company issued 17,012,222 shares of its common stock together with a like amount of 5 year warrants to purchase one share each of the Company's common stock, with an exercise price of $.18 per share and $.18 per share respectively in private placements generating net proceeds of $3,062,200 which was collected during the three month period ended on December 31, 2005.

Also subsequent to December 31, 2005, the Company issued 5,268,706 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $948,367 to the Company.

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

RESULTS OF OPERATIONS

OVERVIEW

mPhase, a New Jersey corporation, founded in 1996 is a publicly-held company with over 14,000 shareholders and approximately 214 million shares of common stock outstanding. The Company's common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. We are headquartered in Norwalk, Connecticut with offices in Little Falls, NJ and New York, N.Y. mPhase shares common office space with Microphase Corporation, a privately held company. Microphase is a leader in the field of radio frequency and filtering technologies within the defense and telecommunications industry. It has been in operation for over 50 years and supports mPhase with both engineering and administrative and financial resources as needed.

mPhase is a developer of broadband communications products, specifically, IP TV plus a digital subscriber line (DSL) products for telecommunications service providers around the world. In February of 2004 mPhase has entered into the new and emerging area of NanoTechnology. Since our inception in 1996 we have been a development-stage company and operating activities have related primarily to research and development, establishing third-party manufacturing relationships and developing product brand recognition among telecommunications service providers.

We are headquartered in Norwalk, Connecticut with offices in Little Falls, New Jersey and New York, New York. mPhase shares common office space and common management with Microphase Corporation, a privately-held company. Microphase is a seller of radio frequency and filtering technologies to the defense industry. Microphase has been in operation for almost 50 years and supports mPhase with engineering, administrative and financial resources, as needed.

Description of Operations

Since our inception in 1996 our primary activities through fiscal year 2003 consisted of designing, manufacturing and testing our flagship products designed to enable telephone service providers to deliver digital broadcast television over DSL. Fiscal years 2004 and 2005 marked a significant shift of the Company's focus, in response to technology advancements with respect to the delivery of video data using internet protocol. The Company has shifted it telecommunications solution focus from technology for the delivery of broadcast television high speed internet and voice over DSL to the development of middleware/software for carrier class delivery of IP TV over copper, fiber, coax or any infrastructure representing a combination of the foregoing that is used by a telecommunications service provider. This shift has taken place over the past two years and has culminated in our flagship product namely Release 3.0 of our TV+ solution. This product is scheduled for final testing in the third quarter of fiscal year 2006 as part of an initial deployment of 1000 ports with a major telecommunications service provider in Russia. We have not, as yet, derived any significant revenue from our TV+ solution, which is the culmination of several earlier versions that have been changed to accommodate the latest in technological innovation and market demand for IPTV. The Company's recent entry into the field of nanotechnology is focused upon exploratory development of batteries with significantly longer shelf lives and enhanced capabilities and magnetometer sensor devices with potentially wide applicability for both military and commercial security applications. The Company believes that such development is consistent with its strategy of being a pioneer of high growth technology products and potentially diversifies its product mix.

mPhase introduced its first TV over DSL platform, the Traverser™ Digital Video and Data Delivery System ("DVDDS"), in 1998. The DVDDS is a patented end to end system that enables a telecommunications service provider to deliver up to several hundred channels of motion picture experts group two ("MPEG-2") standard broadcast digital television, high speed internet and voice over copper telephone lines between a central office facility of the provider and a customer's premise. mPhase has not, as yet, derived any material revenues from sales of the DVDDS. The DVDDS is a proprietary technology developed in conjunction with Georgia Tech Research Corporation (GTRC) and is one of the first systems of its kind developed. The system is the only system on the market that utilizes non- Internet Protocol ("IP") transmission over ADSL. The DVDDS is installed at Hart Telephone Company in Hartwell, Georgia, where a limited user system of approximately 80 customers was tested. A DVDDS™ system is also installed at the BMW manufacturing plant in Spartanburg, South Carolina for use as a television broadcast system in a commercial setting. The new mPhase TV+ system, developed in conjunction with Bell Laboratories division of Lucent Technologies, Inc., is also designed to allow for the simultaneous delivery of voice, high speed data, and broadcast TV over copper telephone lines between a telephone service provider's central office (CO) and the customer premises and has replaced the legacy DVDDS platform.

For mPhase the alliance with Lucent marks a change in strategy from selling a complete proprietary platform to providing an industry-standards solution The Company believes that the demand for the TV+ system will be greatest in markets primarily outside of the United States that do not have a hybrid fiber coaxial cable ("HFC") infrastructure necessary for cable TV or fiber to the curb necessary for very fast DSL (VDSL).

In December of 2004, the Company announced that a major telecommunications service provider in Russia had chosen to deploy to 1,000 of its customers mPhase's TV+ platform. The Russian service provider has over 1 million customers and is part of a holding company with 15 million customers.

Release 3.0 of the TV+ solution, utilizes a communications framework based upon Internet Protocol (IP) instead of Asynchornous Transfer Mode (ATM) that is utilized by Releases 1.0 and 2.1. ATM is an industry standard for transportation of data based upon a packaging of information into a fixed-size cell format for transportation across networks. Many telecommunications service providers currently deploy equipment that handles this protocol because it can support voice, video, data and multimedia applications simultaneously with a high degree of reliability. IP is another transport protocol that maintains network information and routes packets across networks. IP packets are larger and can hold more data than ATM cells. Historically, there have been concerns that service providers would be unable to provide the same quality of service with IP because it is not optimized for time-sensitive signals such as broadcast television and voice. Nevertheless, there is a greater demand by telecommunication service providers for IP systems for delivery of television, voice and high-speed data because such systems are significantly more cost effective to deploy based upon greater scalability.

Release 3.0 of the TV+ solution is a system management software/middleware product that will operate with both the Lucent Stinger as well as the DSLAM's of other major vendors. Release 3.0 of the TV system will also be able to send multiple TV channels over both fiber, coax as well as down a single DSL line over copper using ADSL2 supported DSLAM's and be capable of delivery of Video on Demand. Our TV+ solution is an open standards-based, carrier class technology with tremendous scalability and enables a telecommunications service provider to custom tailor the deployment of feature rich IP television, high speed internet and voice. Such solution enables a telecommunications service provider to significantly enhance revenue, margins with a very high rate of return as compared to the traditional economics for delivery of telephone voice services only. In addition, Teleco's around the world are under increased pressure to delivery multiple converged services in order to retain their traditional telephone voice customers. The TV+ solution may be used in combination with any vendors set top box designed for the delivery of IP TV and the DSLAM's of all major vendors. The solution allows a service provider to start small and test its take rate among customers with a maximum of flexibility of design, features and cost allowing it to enter the market for converged services to its customers on an optimal basis.

mPhase has transformed itself from a developer of closed end proprietary technology for the delivery of TV over DSL to a Company that has developed a carrier class middleware/software solution for the delivery of IP TV using a standards-based platform designed to provide telecommunications with maximum flexibility in system configuration with components from all major vendors. mPhase is continuing in the development of a next generation set top box designed to further enhance its IP TV+ solution and to be used as a stand alone product. mPhase's current IPTV solution is designed to be used over fiber, coax and copper or any combination thereof currently deployed by a telecommunications service provider. In addition our IPTV solution may be used with other telecommunications transport technology such as Multicast Routers instead of DSLAM's for the delivery of voice, data and IPTV.

mPhase DSL Component Products. mPhase continues to design and market a line of DSL component products ranging from commodity items such as POTS splitters to innovative loop management products. Most notable in the suite of DSL component products is the recently introducediPOTS3 (recently renamed the "Broadband Loop Watch") or Intelligent POTS Splitter product. The newly developed version of the Broadband Loop Watch product is compatible with the Lucent Stinger as well as DSLAM's manufactured by other vendors. This product marks a significant advancement in automating loop management. The Broadband Loop Watch allows service providers to perform full loop testing for DSL deployment and maintenance from a central office without having to deploy a more costly deployment of personnel to the field. This is accomplished by allowing service providers to temporarily bypass the POTS Splitter and have a comprehensive view of their DSL networks. Prior to the introduction of this product in order to perform full testing, service providers would have to manually intervene so that so that test signals could be passed through the network. As DSL deployments scale, it is becoming increasingly more important for telecommunications service providers to streamline the process for provisioning and troubleshooting DSL services. Additionally, as competition for high speed Internet expands, the market is witnessing a reduction in price. Therefore, it has become imperative that telecommunications service providers lower the operational costs involved with supporting DSL services.

Nanotechnology

Effective February 3, 2004, mPhase has entered into a Development Agreement with Lucent Technologies, Inc. to commercialize the use of nano power cell technology. The initial agreement was for a 12 month period of exploratory development at the cost of $100,000 per month of a new form of power cell having a shelf life far in excess of conventional battery technology. In March of 2005 the Company extended such Agreement for another 12 months at the cost of $100,000 per month to continue development of the nano power cell product. We believe that this arrangement with the Bell Labs division of Lucent will give mPhase the opportunity to develop and offer breakthrough battery technology and other potential applications, initially to the government market for defense and homeland security and ultimately to the commercial market. It is anticipated that the initial applications for nano power cells will address the need to supply emergency and reserve power to a broad range of products for the defense department.

The Company believes that its entry into this new field of high technology growth will provide product diversification without negatively affecting its focus upon its traditional products aimed at delivery of Television over DSL. The Company developed a lab prototype of its first nano power cell product that was completed in the second quarter of fiscal year 2005. The Company is unable, at this time, to predict when significant commercialization and material revenues will be derived from its entry into the NanoTechnology business.

On March 10, 2005 the Company announced and agreement with the Bell Labs research and development arm of Lucent Technologies, Inc. to co develop using the science of nanotechnology and commercialize uncooled magnetic ultra-sensitive sensors for a host of defense and civilian applications. The sensors, technically referred to as magnetometers, are based upon Micro Electro Mechanical Systems (MEMS) using designs based upon fundamental breakthroughs made in the past few years at Bell Labs as part of the New Jersey Nanotechnology Consortium. Initial tests of theses MEMS magnetometers indicate sensitivities 1000 times those achieved in presently available uncooled magnetometers. Such devices are designed to create a new generation of ultra sensitive magnetic field sensors that will enable military combatants to detect with greater accuracy and range hostile military forces. Commercial applications may include inexpensive navigational components for mobile phones to sensing devices for identification used in homeland security products, as well as sensors used in diagnostic systems for detection of metal fatigue for numerous industrial applications.

Nano Battery:

mPhase Technologies along with its partner Lucent/Bell Labs, has been jointly conducting research since February 2004 that demonstrates control and manipulation of fluids on superhydrophobic surfaces to create power cells by controlling wetting behavior of electrolyte on nanostructured electrode surfaces. The scientific research conducted this year has set the groundwork for continued exploration in the development of intelligent nanotechnology power cells (nano-batteries), and forms a path to commercialization of the technology for a broad range of market opportunities. During the first half of 2005 the battery team has been testing modifications and enhancements to the internal design of the battery to optimize its power and energy density characteristics, as well as making engineering improvements that will assist in making the battery easier to manufacture when the project research that level of maturity.

In June of 2005 the battery project was expanded to include a joint technical development effort through December 2005 between mPhase and Rutgers University to potentially incorporate a Lithium based design. This work program has initial started as a modest technology effort to help characterize and test the nano battery design using Lithium chemistry and determine if the current design is capable of supporting the lithium based chemistry. Based on the results of the testing with Rutgers University, mPhase may decide to accelerate the work effort.

Magnetometer:

In February 2005 mPhase and Lucent Technologies' Bell Laboratories entered into a joint effort to develop an extremely sensitive magnetometer. Magnetometers can be used in a wide range of applications that include military surveillance, securing the retail environment, automotive sensors and actuators, industrial processing, medical imaging, scientific measurements, detection of mineral deposits and even air and space exploration. In sensor networks ultra-sensitive magnetometers can be used, for example, to detect and accurately pinpoint battlefield objects or they might also be used to study the workings of the human brain.

Magnetometers work by sensing changes in magnetic fields due to the motion of magnetic objects or changes in electrical currents generated by those objects. The magnetometer detects these objects by measuring time-varying magnetic signals that are superimposed on the combination of earth's background field (used to orient compasses) and static magnetic fields due to nearby magnetic objects.

Highly Sensitive Magnetometers - The enhanced sensitivity of these devices results from two scientific advances recently made researchers at Lucent Bell Labs. Presently, the highest sensitivity magnetometers commercially available require cooling to cryogenic temperatures. Called SQUIDs (for Superconducting Quantum Interference Devices) these devices only work at the temperature where liquid helium boils, -455 degrees below zero Fahrenheit, making such magnetometers expensive and bulky and therefore ill-suited for remote-sensing applications. Room temperature magnetometers, on the other hand, are less sensitive, and use technology that was developed in World War II for detecting submarines.

The new technology being developed by Bell Labs and mPhase employs a number of different designs based on Micro-Mechanical Systems (MEMS). These designs use the very high "Quality Factor (Q)" of the mechanical resonance in single crystals of silicon. A resonance is similar to the fundamental frequency of a tuning fork. When tapped, a tuning fork will vibrate for a length of time inversely proportional to the internal friction of vibration within the metal of the tuning fork. A comparable tuning fork made from single crystal silicon, which has less internal friction than the hardest metal, will vibrate almost a thousand times longer. Based on this principal, a device employing a high Q resonator will have enhanced amplitude of vibration at the resonance frequency, and hence will display a greater sensitivity to external perturbations that affect its resonance frequency. By coupling the mechanical motion of a bar or a paddle constructed from silicon to the ambient magnetic field, this high mechanical sensitivity can be converted to high magnetic field sensitivity. The technical approach that the team is developing can be achieved either statically with an integrated magnetic film, or dynamically through motion of the silicon bar or paddle.

The Benefits of MEMS - Commercial magnetometers using purely electronic detection, such as Hall, magneto-resistance or flux-gate devices, have sensitivities limited by their electronic Q-factor. This Q-factor depends on the natural electrical resistance, or electronic friction, of the metal in the circuit. For room-temperature operations it is therefore difficult to reduce the electrical Q-factor. Mechanical resonators made from semiconductor-grade silicon, on the other hand, exhibit mechanical Q-factors, approaching 100,000 at room temperature. In all, these new, smaller and less costly magnetometers should be 100-1000 times more sensitive than existing commercial devices, thus enabling a new class of sensor systems that mPhase plans on commercializing.

The mPhase and Lucent magnetometer team has successfully reached an early milestone and have produced a number MEM based sensor samples from the clean room facilities and are working on integrating them into the surrounding electronic circuitry so that measurement, characterization and sensitivity testing can be conducted.

Revenues. To date, all material revenues have been generated from sales of the POTS Splitter Shelves and other DSL component products to a small number of telecommunications companies. mPhase believes that future revenues are difficult to predict because of "the length and variability of the commercial roll-out of the IPTV to various telecommunications service providers and (ii) the Company's recent entry into the NanoTechnology business. Since the Company believes that there may be a significant international market for its TV+ IPTV solution involving many different countries, with different regulations, certifications and commercial practices than the United States, future revenues are highly subject to the changing variables and uncertainties. Additionally, the recent instability of the telecommunications market evidenced by reduction in capital spending across the whole in the telecom sector contributes to our difficulty in accurately predicting future revenues.

Cost of revenues. The costs necessary to generate revenues from the sale of POTS Splitter Shelves and other related DSL component products include direct material, labor and manufacturing. mPhase paid these costs to Janifast Ltd., which has facilities in the People's Republic of China and is owned by and managed by certain senior executives of the Company. The cost of revenues also includes certain royalties paid to Microphase Corporation, a privately held corporation organized in 1955, which shares certain common management with the Company and is majority-owned by a director of mPhase. Costs for future production of the TV + Platform will consist primarily of payments to manufacturers to acquire the necessary components and assemble the product including Lucent Technologies Inc., Espiral Group and Magpie Telecom Insiders, Inc.

Research and development. Research and development expenses consist principally of the payments made to Microphase and Lucent, respectively, for development of the Broadband Loop Watch, the TV+ IPTV solution and nanotechnology products respectively. The IPTV+ solution consists primarily of middleware/software designed for the delivery of feature rich, carrier class, broadcast TV, high speed internet and voice by telecommunications service providers open using standards based equipment and transport configurations. All research and development costs are expensed as incurred.

General and administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for personnel engaged in direct marketing of the TV+ solution for IPTV, POTS Splitter Shelves, the Broadband Loop Watch "intelligent pots splitter" diagnostic product and other DSL component products, as well as support functions including executive, legal and accounting personnel. Certain administrative activities are outsourced on a monthly fee basis to Microphase and mPhase leases its principal office in Norwalk, Connecticut from Microphase.

Non-Cash compensation charges. The Company makes extensive use of stock options and warrants as a form of compensation to employees, directors and outside consultants. We incurred non-cash compensation charges totaling $53,763,519 from inception (October 2, 1996) through December 31, 2005, of which $3,250,744 was included in research and development expenses and $50,512,775 was included in general and administrative expenses.

General and administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for personnel engaged in direct marketing of the TV+, the POTS Splitter Shelves and other DSL component products and Nanotechnology battery product, as well as support functions including executive, legal and accounting personnel. Certain administrative activities are outsourced on a monthly fee basis to Microphase Corporation. Finally, mPhase leases the principal office from Microphase Corporation. Non-cash compensation charge. The Company makes extensive use of stock options and warrants as a form of compensation to employees, directors and outside consultants. From inception (October 2, 1996) through December 31, 2005 the Company has incurred cumulative (a) development stage losses of $138,403,461, (b) an accumulated deficit of $138,403,461, and (c) negative cash flow from operations of $61,004,109. The auditors report for the fiscal year ended June 30, 2005 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". Management estimates that the Company needs to raise approximately $5,000,000-$10,000,000 during the next 12 months to continue its present level of operations. As of December 31, 2005, the Company had a negative net worth of $1,354,185 compared to a negative net worth of $1,617,735 as of June 30, 2005 as a result of continuing net losses incurred after June 30, 2005.

The Company believes that significant deployments and resulting revenues from the deployment of the TV+ are not expected until fiscal year 2007.. The Company further believes that an increase in capital expenditures in the telecommunications industry will also increase sales and improve the Company's margins as well as increase the probability that the Company will attain profitability. The Company does not expect to derive any material revenue from its Nanotechnology product development until fiscal year 2008

THREE MONTHS ENDED DECEMBER 31, 2005 VS. DECEMBER 31, 2004

REVENUE

Total revenues were $168,208 for the three months ended December 31, 2005 compared to $295,524 for the three months ended December 31, 2004. The decrease was primarily attributable to an decreased demand of the Company's POTS Splitter product line. The Company continues to believe that its line of POTS Splitter products is positioned to be competitively priced with high reliability and connectivity, and as such has the potential to be a part of continuing DSL deployment worldwide. The Company cannot predict when a new upturn in sales of its POTS Splitter product might begin. The revenue was primarily from one customer, Covad Communications.

COST OF REVENUES

Cost of sales were $135,098 for the three months ended December 31, 2005 as compared to $245,125 in the comparable prior period in 2004, representing 80% of gross revenues for the quarter ended December 31, 2005 and 83% for the quarter ended December 31, 2004, respectively. Our margins have contracted dramatically over the past three years as spending among the telecommunications providers has contracted, coupled with downward pressures related to the supply and demand of telecommunications products. Margins for the quarter ended December 31, 2005, increased by 3% over the margins for the same period ended December 31, 2004 due primarily due to continued weak demand for POTS Splitters and global commodity price pressure on telecommunications equipment products in general.

GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $6,713,083 for the three months ending December 31, 2005 up from $2,071,396 or an increase of $4,641,687 from the comparable period in 2004. The increase in the selling, general and administrative costs is comprised primarily of a one time special reparation charge of approximately $4.7 million incurred in connection with the markdown of certain warrants and issuance of additional shares of common stock in private placements occurring in November and December of 2005 which raised $2,238,973 for the Company net of fees and commissions.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1,746,527 for the three months ended December 31, 2005 as compared to $1,054,761 during the comparable period in 2004 or an increase of $691,766. This consists of increased spending in development and testing of Release 3.0 of the TV+ product testing and deployment for a Russia telecommunications provider and development activity of the new magnetometer as well as the power cell product using the science of Nanotechnology. Both areas represent activities contracted though Lucent Technologies and other vendors such as Magpie, Latens, Velonkani, and Espeal and managed by mPhase. Also spending for continued development of the Company's Broadband Loop Watch product account for expenditures of $79,898 with Microphase Corporation and $2,618,549 with Lucent Technologies, Inc.

The Company expects continued increases in research and development costs throughout fiscal year 2006 as the Company continues and expands its development through Lucent Technologies, Inc of the TV+ and Nanotechnology product lines.. In order to broaden and diversify its current line of business into additional high growth technology areas, the Company plans to continue its development efforts with the Bell labs division of Lucent Technologies, Inc. to commercialize the use of nano power cell technology. Lucent/ Bell Labs is developing for mPhase micro-power source arrays fabricated using nanotextured, superhydrophobic materials. This new business arrangement with Lucent Bell Labs will give mPhase the opportunity to develop and offer breakthrough battery technology applications, initially to government market segments including defense and homeland security, and ultimately to the commercial market. The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for the defense department. In addition the Company plans to continue its research and development efforts with respect to the magnetometer product line using the science of Nanotechnology.

Research expenditures incurred with Microphase were related to the continuing development of the company's DSL component products, including the Company's line of pots splitters and microfilters and the company's newest products, the ipots(tm) and the mPhase stretch. We believe the Broadband Watch product that enables telcos to remotely and cost-effectively perform loop management and maintenance including line testing, qualification and troubleshooting provides a much needed solution to achieve greater cost efficiencies for the deployment of telecommunications products.. Prior to the introduction of such product, loop management could not be remotely performed through a conventional pots splitter without manual intervention.. The unique (patent pending) Broadband Watch circuit allows most test heads to perform both narrow and wideband testing of the local loop through the central office pots splitter without having to physically disconnect the pots splitter, thereby eliminating the need to dispatch personnel and a truckroll.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $46,518 for the three months ending, down from $127,485, or a decrease of $80,967 from the comparable period in 2004. The decrease is a result of the Company's reduced outlay for capital expenditures in its two most recent fiscal years. We do not expect such downward trends to continue but such depreciation and amortization expense should remain at the current levels until the Company commences deployment of its Television over DSL platforms. We expect to increase capital expenditures in connecting with the deployment of equipment at test sites with various telecommunications service providers globally as development of our TV+ product progresses.

NET LOSS

The Company recorded a net loss of $8,436,518 for the three months ended December 31, 2005 as compared to a loss of $3,305,930 for the three months ended December 31, 2004. This represents a loss per common share of $.05 for the three month period ended December 31, 2005 as compared to a loss per common share of $.04 for the three months ending December 31, 2004; based upon weighted average common shares outstanding of 93,388,584 and 174,998,408 during the periods ending December 31, 2005 and 2004, respectively. Approximately $4.7 million of the increase in the Company's net loss was the result of a one time reparation payment in connection with the reduction in the strike price of certain warrants and issuance of additional shares in connection with private placements during the months of November and December of 2005 that raised a total of $2,238,973 for the Company.

The Company believes the initial major deployments and the resultant revenues of its Flagship product, the TV+ platform, are not expected until the third quarter of fiscal year 2006, which along with any upturn of spending in the telephone industry will also increase sales and improve the Company's margins and provide the Company with the opportunity to attain profitability.

SIX MONTHS ENDED DECEMBER 31, 2005 VS. DECEMBER 31, 2004

REVENUE

Total revenues were $548,802 for the six months ended December 31, 2005 compared to $474,687 for the six months ended March 31, 2004. The increase was attributable primarily to significantly increasing sales of the Company's POTS Splitter product line in the first quarter of fiscal year 2005, followed by more modest decrease in sales during the second quarter of fiscal year 2005, as compared to such quarters in fiscal year 2004. There remains continued volatility in capital spending in the telecommunications market, including customers that order component products from the Company. The Company is in the process of reevaluating its line of POTS Splitter products to ensure that such products will continue to be competitively priced with high reliability and connectivity, and as such has the potential to be a significant part of DSL deployment worldwide. The Company cannot predict future demand for such product line.

COST OF REVENUES

Cost of sales was $473,071 for the six months ended December 31, 2005 as compared to $374,905 in the prior period, as a result of an increase in POTS Splitter sales and constituted 86% and 79% of gross revenues, for the six months ended December 31, 2004 and 2003, respectively. The margins have decreased slightly during the current period as spending among the telecommunications service providers continues to be volatile together with an increase in competition from global providers of such products resulting in commodity pricing.

RESEARCH AND DEVELOPMENT

Research and development expenses were $3,607,947 for the six months ended December 31, 2005 as compared to $2,156,151 during the comparable period in 2004; or an increase of $1,451,796 from the comparable period in 2004. The Company incurred all of its research and development expenses with vendors including Lucent, Microphase, Magpie Insiders, Inc., Espial, Velankani and other strategic vendors for the six months ended December 31, 2005 which totaled $3,607,947 as compared to $1,678,635 incurred with vendors other than GTRC during the comparable period in 2004. The increase in the research and development expenses includes non-cash charges relating to the issuance of common stock and options to employees and consultants, which totaled $1,133,075 for the six months ended December 31, 2005 as compared to $385,495 for the comparable period ended December 31, 2004 resulting in an increase of $747,580.

Such decreases are the result primarily of elimination of further development of the TRAVERSER DVDDS product by GTRC as the Company focuses its efforts on research and development and expenditures associated therewith on the TV+ product with Lucent, which has been comparatively, to date, less expense to develop.

The Company does, however, expects an increase in research and development costs beginning in the third quarter of fiscal year 2006 due to continuing development of new features for its IPTV solution as well as continued development with Bell Labs of our nanotechnology line of products..

Research expenditures incurred with Microphase were related to the continuing development of the company's DSL component products, including the company's line of pots splitters and microfilters and the company's newest product, the Broadband Loop Watch. We believe the mPhase Broadband Loop Watch offers a much-needed solution for the DSL industry; the product enables telecommunications service providers to remotely and cost-effectively perform loop management and maintenance including line testing, qualification and troubleshooting. Prior to the introduction of the Broadband Loop Watch, loop management could not be remotely performed through a conventional pots splitter without dispatching personnel to the field. The unique Broadband Loop Watch circuit allows most test heads to perform both narrow and wideband testing of the local loop through the central office pots splitter without having to physically disconnect the pots splitter, thereby eliminating the need to dispatch personnel and a truckroll. The Company anticipates future demand for this product, as it significantly reduces the cost of deploying and maintaining DSL services.

The changes in Research and Development expenses for the six month period ended December 31, 2005 as compared to the six month period ended December 31, 2004 included the following significant items:

  An increase of charges from Lucent Technologies of $1,018,949

  A decrease of depreciation related to research and development of $ from $128,506 to $66,787.

  An increase of expenses with Microphase and other strategic vendors of $710,668

Charges from Lucent Technologies Inc. totaled $2,618,549 for the six months ended December 31, 2005 as compared to $1,599,600 for the same period ended December 31, 2004. Such charges consisted of $1,097,600 for development of the TV+ product and $1,400,000 incurred with respect to the Company's new Nanotechnology product line.

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

GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $7,805,375 for the six months ending December 31, 2005 up from $2,780,291 or an increase of $5,025,084 from the comparable period in 2004. The increase in the selling, general and administrative costs includes non-cash charges relating to the issuance of common stock and options to employees and consultants, which totaled $132,550 for the six months ended December 31, 2005 as compared to $1,127,833 for the comparable period ended December 31, 2004 resulting in a decrease of $995,283. The increase in selling, general and administrative expenses is also to a one time special separation charge of approximately $4.7 million of expense associated with adjustments of offering prices of certain of the private placements completed in fiscal year 2006. Additionally travel expenses increased by $143,383 and increased spending in advertising, trade shows and marketing and resulting expenses amounted to an aggregate of $20,666 .We expect sales and travel expenses to grow as the Company's approaches the deployment of its TV+ products in the future.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $66,787 for the six months ending December 31, 2005, down from $128,506, or a decrease of $61,719 from the comparable period in 2004. The decrease is a result of the company's reduced outlays for capital expenditures in its two most recent fiscal years. We do not expect such downward trend to continue but such depreciation and amortization expense should remain at the current reduced levels until the company commences deployment of its television over DSL platforms. We expect to increase capital expenditures in connecting with the deployment of equipment at test sites with various telecommunications service providers globally as deployment of our TV+ product progresses.

NET LOSS

The Company recorded a net loss of $11,394,054 for the six months ended December 31, 2005 as compared to a loss of $5,137,192 for the six months ended December 31, 2004. This represents a loss per common share of $.07 for the six month period ended December 31, 2005 as compared to a loss per common share of $.06 for the six months ending December 31, 2004; based upon weighted average common shares outstanding of 163,613,560 and 91,474,828 during the periods ending December 31, 2005 and 2004, respectively.

Although it is difficult to predict the exact timing of additional material deployments of its TV+ product, the Company believes that significant revenue is not expected until the of fiscal year 2007, which along with any upturn of spending in the telephone industry, will also increase sales and improve the Company's operating margins and provide the Company with the opportunity to attain profitability sometime in fiscal year 2008.

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

STOCK-BASED COMPENSATION

On July 1, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment" (SFAS 123R). SFAS 123R revised SFAS 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The Company adopted FAS 123R using the "modified prospective" method, whereby fair value of all previously-granted employee stock-based arrangements that remained unvested at July 1, 2005 and all grants made on or after July 1, 2005 have been included in the Company's determination of stock-based compensation expense for the three and six months ended December 31, 2005. The Company has not restated its operating results for the three and six months ended December 31, 2004 to reflect charges for the fair value of employee stock-based arrangements.

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

Microphase also charges fees for specific projects on a project-by-project basis. During the three months ended December 30, 2004 and 2005 and from inception (October 2, 1996) to December 31, 2005, $0, $90,000, and $7,314,526 respectively, have been charged to expense or inventory under these Agreements and is included in operating expenses in the accompanying consolidated statements of operations.

The Company is obligated to pay a 3% royalty to Microphase on revenues from its proprietary Traverser(TM) Digital Video and Data Delivery System and DSL component products. For the three months ended December 31, 2004 and 2005, mPhase recorded royalties to Microphase totaling $11,784 and $16,409, respectively.

On December 31, 2005, Microphase agreed to convert all amounts charged to the Company under the terms of these agreements into 2,050,000 shares of common stock and a 5 year warrant to purchase a like amount of shares at $.18.

As a result of the foregoing transactions as of December 31, 2005, the Company had a $0 payable to Microphase. Additionally, at December 31, 2005, there are not undelivered purchase orders that remain outstanding to Microphase.

JANIFAST LTD.

The Company purchases products and incurs certain research and development expenses with Janifast Ltd., which is owned by U.S. Janifast Holdings, Ltd., a company in which three directors of mPhase are significant shareholders and one is an officer, in connection with the manufacturing of POTS Splitter shelves and component products including cards and filters sold by the Company.

During the six months ended December 31, 2004 and 2005 and the period from inception (October 2, 1996) to December 31, 2005, $398,715, $544,449 and $15,514,374, respectively have been charged by Janifast to The Company for components of inventory or cost of sales expense that is included in operating expenses in the accompanying statements of operations.

On December 31, 2005, Janifast agreed to convert amounts charged to the Company under the terms of these agreements into 950,000 shares of common stock and a 5 year warrant to purchase a like amount of shares at $.18.

As a result of the foregoing transactions as of December 31, 2005, the Company had $23,648 payable to Janifast, which is included in amounts due to related parties in the accompanying balance sheet. Additionally, at December 31, 2005, approximately $343,962 of undelivered purchase orders remain outstanding to Janifast ltd.

OTHER RELATED PARTIES

On August 30, 2004, the Company paid $100,000 in cash to Piper Rudnick LLP, outside legal counsel to the Company as part of a renegotiated settlement agreement that was originally effective as of March 31, 2002. The Company was in arrears with respect to payments due under the original settlement agreement and as part of the renegotiated agreement agreed to make the following payments:

a. $25,000 on each of December 1, 2004, March 1, 2005, June 1, 2005, September 1, 2005 and a $50,000 payment on December 1, 2005. Thereafter the Company is obligated to pay $25,000 on each of March 1, 2006, June 1, 2006, and September 1, 2006 with a final payment of $75,000 on December 1, 2006.

b. The Company also delivered a 5 year cashless warrant to purchase $150,000 worth of common stock at $.25 per share.

As of December 31, 2005, the Company made each payment owed to Piper Rudnick LLP.

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. During the three months and six months ended December 31, 2005, Mr. Biderman's current firm Eagle Advisers, Inc. has acted as a finder of money in connection with finder's fees of $211,067 and $312,067 respectively.

During the six month period ended December 31, 2005, Mr. Durando, Mr. Dotoli and Mr. Smiley made bridge loans to the Company in the aggregate amounts of $50,000, $100,000 and $150,000. The loans due Mr. Ditoli and Mr. Smiley are outstanding at December 31, 2005. All of the loans have since been repaid.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005 mPhase had working capital deficit of $1,455,755 as compared to working capital deficit of $3,093,043 at December 31, 2004. Through December 31, 2005, the Company had incurred development stage losses totaling approximately $138,403,461. At December 31, 2005, the Company had $1,172,757 of cash, cash equivalents and $158,594 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) the successful wide scale development, deployment and marketing of its products.

Historically, mPhase has funded its operations and capital expenditures primarily through private placements of common stock. Management expects that its ongoing financial needs will be provided by financing activities and believes that the sales of its line of POTS Splitter products and other related DSL component products will provide some offset to cash flow used in operations, although there can be no assurance as to the level and growth rate of such sales in future periods as seen with quarter to quarter fluctuations in component sales. At December 31, 2005, the Company had cash and cash equivalents of $1,172,757 compared to $351,185 at June 30, 2005, accounts receivable of $158,594 and inventory of $447,943. This compared to $533,841 of accounts receivable and $460,000 of inventory at June 30, 2005.

Cash used in operating activities was $5,365,403 during the six months ending December 31, 2005. The cash used by operating activities principally consists of the net loss, and significant changes in assets and liabilities, including additional cash used by decreasing accounts payable and accrued expenses by approximately $464,999 by depreciation and amortization of $84,669, and by non-cash charges of $5,059,150 for common stock options and warrants issued for services and reparations. The Company does not expect decreases of inventory to be as significant in upcoming quarters, yet we will not need to increase inventory until the roll out of our TV+ platform.

The Company has entered into various agreements with GTARC, pursuant to which the Company receives technical assistance in developing the Digital Video and Data Delivery System. The Company has incurred expenses in connection with technical assistance from GTARC totaling approximately $0, $0, for the three month periods ended December 31, 2005 and 2004, respectively, and $13,539,932 from the period from inception through December 31, 2005. GTRC may receive a royalty of up to 5% from any future sales by the Company of its legacy TraverserTM DVDDS product.

As of December 31, 2005, mPhase is obligated to pay Lucent Technologies, Inc., the sum of $313,600 in 2 payments of $156,800 each against project milestones under its current Development Agreement for development of Version 3.0 of its TV+ product. In addition, the Company is obligated to make payments of $100,000 per month through February of 2006 under a separate Development Agreement with Lucent covering development of its new battery developed through the science of Nanotechnology as well as $100,000 per month through March of 2006 to Lucent in connection with development of its magnetometer product line using the science of Nanotechnology.

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

From inception (October 2, 1996) through December 31, 2005 the Company had incurred development stage losses and has an accumulated deficit of approximately $138,403,461 and a stockholders' deficit of $1,359,185. For the six months ended December 31, 2005, and from inception through December 31, 2005 respectively, the Company had negative cash flow from operations of $5,365,403 and $3,037,959 respectively. The report of the Company's outside auditors, Rosenberg, Rich, Baker, Berman and Company with respect to its latest audited 10K for the fiscal year ended June 30, 2005 stated that "there is substantial doubt of the Company's ability to continue as a going concern". Management estimates that the Company will need to raise approximately $5 million during the next 12 months to continue its present level of operations.

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

We have evaluated our cash requirements for the remainder of fiscal year 2006 based upon certain assumptions, including our ability to raise additional financing and increased sales of our POTS Splitter, Broadband Watch and TV+ products . The Company anticipates that it will need to raise, at a minimum, approximately $5 primarily in private placement of its common stock with accredited investors, during the next 12 months, or alternatively we will need to curtail certain expenses as incurred at the present levels including marketing and research and development expenses. Additional investments in development of the TV+ and Nanotechnology battery products will be required in the next 12 months.

Management believes that the up to $5 million to be raised, in new Private Placements in the capital markets, will be sufficient to cover its current operating expenses and permit the company to maintain its present operational levels. This amount may be supplemented with additional funds that could be received from investors, currently holding warrants to purchase up to a total of approximately 108 million shares of common stock at exercise prices of approximately $.18 - $.30 per share which are presently "in the money" and can be exercised during the next 12 months.

Should these cash flows not be available to us, we believe we would have the ability to revise our operating plan and make certain further reductions in expenses, so that our resources which were available at December 31, 2005, plus financing to be secured during the balance of fiscal year 2006, and expected POTS splitter revenues, will be sufficient to meet our obligations through the end of fiscal year 2006. We have continued to experience operating losses and negative cash flows. To date, we have funded our operations with a combination of component sales debt conversions with related parties and strategic vendors, and private equity offerings. Management believes that we will be able to secure the necessary financing in the short-term to fund our operations into our next fiscal year. However, failure to raise additional funds, or generate significant cash flows through revenues, could have a material adverse effect on our ability to achieve our intended business objectives.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c and of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

mPhase was advised in April 2002 that following an investigation by the staff of the Securities and Exchange Commission, the staff intended to recommend that the Commission file a civil injunctive action against Packetport.com, Inc. ("Packetport") and its Officer's and Directors. Such recommendation related to alleged civil violations by Packetport and such Officers and Directors of various sections of the Federal Securities Laws. The staff has alleged civil violations of Sections 5 and 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(d) of the Securities Exchanges Act of 1034. mPhase also serve as Directors and Officers of Packetport. On November 15, 2005, a civil enforcement action was filed in Federal District Court against Microphase Corporation and the CEO and COO of mPhase corporation. mPhase is not named as a party in connection with this matter. As noted in other public filings of mPhase, the CEO and COO of mPhase as well as Microphase continue to deny any wrongdoing in connection with the Civil Action filed and intend to vigorously defend any and all counts set forth in such action.

From time to time mPhase may be involved in various legal proceedings and other matters arising in the normal course of business.

ITEM 2. CHANGES IN SECURITIES

Effective for the three-month period ended December 31, 2005 the Company issued the following unregistered securities:

The conversion of $369,061 and $175,000 of liabilities due to Microphase Corporation, and Janifast Ltd into 2,050,000 shares and 950,000 shares of stock, respectively. The value attributable to the shares was based upon the market price of the Company's common stock on the measurement date, such date was determined pursuant to EITF00-1, as to when all the contingent terms of the conversion agreements were met, in which no gain or loss was recognized on the conversion of $544,061 of debt.

The Company issued 1,702,900 shares together with of 5 year warrants to purchase 1,702,900 shares of the Company's common stock to accredited investors at $.20 per share in a private placement generating pursuant to Rule 506 of Regulation D of the Securities Act of 1933 generating $340,580 of gross proceeds available to the Company to be used for general corporate purposes.

The Company issued 11,477,785 shares together with of 5 year warrants to purchase 11,477,785 shares of the Company's common stock to accredited investors at $.18 per share in a private placement generating pursuant to Rule 506 of Regulation D of the Securities Act of 1933 generating $2,238,973 of gross proceeds available to the Company to be used for general corporate purposes.

The Company also issued 35,196,777 shares of its common stock together with a like amount of warrants to affect revised pricing on previous private offerings.

The Company issued 772,128 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $192,000 to the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1) On November 16, 2005, the Company filed a Form 8K with the SEC describing, in detail, the filing of a civil enforcement action by the SEC against the CEO and COO of mPhase and Microphase Corporation alleging violations of various provisions of the Federal Securities Laws in connection with the acquisition and sale of certain shares of Packetport.com in December of 1999 and January of 2000.

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

mPHASE TECHNOLOGIES, INC.
Dated: February 14, 2006	By: /s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President
Chief Financial Officer and
General Counsel