Form 10-K/A
period 2005-12-31
MPHASE TECHNOLOGIES INC
filed 2006-05-11
CIK 825322

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

ABOUT THIS AMENDMENT

    Management has reevaluated the adequacy clarity and completeness of the Form 10-K and certain disclosures in the accompanying consolidated financial statements. As a result of this reevaluation, management has reissued the Form 10-K/A and the June 30, 2005 consolidated financial statements with expanded and clarified information. The amendment includes expanded and clarified disclosure in the Consolidated Financial Statements, which begin on page F-1 plus certain technical and clerical edits. The aforementioned changes to the consolidated financial statements have no effect on the financial position and results of operations for the year ended June 30, 2005 or the results of operations for the years ended June 30, 2003 and 2004.

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

Despite significant market “noise” and fanfare about IP TV, major deployments of true broadcast television are few. The complexity of designing the software/middleware solution of low cost, high reliability, scalability, security and open architecture to allow service providers to “custom tailor” and grow into a system based upon such provider's network topology, take rate among customers and specific feature requirements has proved to be a significant challenge for all of the major players in such market place including Microsoft and Alchatel.  The story is still being played out in the market with considerable uncertainty as to who the final dominant players will be on the middleware/software market which is the driving focus of mPhase's Version 3.0 of its TV+ solution. In 2005, the telecommunications sector has continued its slow recovery began in 2004 from the significant downturn and weakness in capital spending by service providers globally that began at the end of calendar year 2000. The dramatic pull back in equipment purchased by service providers from its peak commencing at the end of calendar year 2000, has significantly reduced earnings and resulted in dramatically reduced stock prices of telecommunications equipment vendors. This, together with the tremendous correction of stock prices in general during the past four years, has halted the growth of the sector. The Company remains optimistic about the future of the industry and the potential of its IP TV platform and solutions. The Company has responded to the market challenges in the past several years to reconfigure its video product line from a narrow, proprietary, DSL platform solution to an open systems standard for the delivery of Broadcast Television, high speed internet and voice over a medium agnostic and delivery agnostic solution. The Company's IPTV solution enables telephone service providers to deliver a triple play of services over both a fiber, coaxial or copper transport medium with a transport mode not tied to any particular DSLAM vendor but rather based upon an open standards system delivery and management system software. The Company believes that the market for its “intelligent” loop diagnostic systems such as the Broadband Watch product will grow as the rollout of DSL continues globally. We anticipate an eventual upturn in capital spending by telephone service providers even though such upturn may be constrained by thefact that service providers still face significant challenges of overcapacity and declining margins for traditional services globally. Nevertheless, the worldwide rollout of DSL data delivery services should provide a market for the Company's component products such as POTS splitters.

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

	Year Ended June 30,					Cumulative from inception October 2, 1996 to June 30, 2005
	2001	2002	2003	2004	2005
	(in thousands, except share data)
STATEMENT OF OPERATIONS DATA:
Total revenues	$10,524	$2,582	$1,582	$4,641	$1,711	$21,320
Costs and Expenses:
Cost of sales	5,805	2,415	1,493	4,270	1,446	15,359
Research and
development	10,780	3,820	3,538	3,928	5,127	43,544
General and
administrative	17,322	7,039	2,684	4,118	6,580	85,635
Depreciation and
amortization	660	670	515	123	63	2,953
Operating loss	(24,043)	(11,361)	(6,649)	(7,798)	(11,505)	(126,171)
Other income (expense), net	-	142	50	150	382	(722)
Interest income (expense)	43	(26)	(51)	(111)	(111)	(116)
Net loss	$(24,000)	$(11,245)	$(6,650)	$(7,759)	$(11,234)	$(127,009)
Basic and diluted net
loss per share	$(.72)	$(.23)	$(.10)	$(.10)	$(.10)
Shares used in basic and diluted
net loss per share	33,436,641	49,617,280	65,217,088	77,677,120	108,657,578

	Year Ended June 30,
	2001	2002	2003	2004	2005
BALANCE SHEET DATA:
Cash and cash equivalents	$31	$47	$397	$90	$351
Working capital (deficit)	(1,458)	(94)	(1,405)	(2,112)	(1,674)
Total assets	8,997	6,942	3,782	2,591	2,232
Long-term obligations, net of current portion	90	2,891	2,608	1,038	315
Total stockholders' equity (deficit)	$1,865	$(42)	$(3,229)	$(2,918)	$(1,618)

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

    Significant charges from related parties are summarized for the periods enumerated as follows:

Year Ended June 30,

Charges and Expenses with Related Parties

	2003	2004	2005
Charges incurred with Janifast Ltd.
included in:
Cost of sales and ending inventory	$178,959	$2,771,925	$1,536,494
Total Janifast	$178,959	$2,771,925	1,536,494
Charges incurred with Microphase
Corp.
included in:
Cost of sales and ending inventory
(Including Royalties)	$86,468	$140,123	$94,740
Research and development	428,434	84,494	60,000
General and administrative	133,200	231,068	304,030

Total Microphase Corp.	$648,102	$455,685	$458,770
Total Charges with Related Parties included in:
Cost of sales and ending inventory	$265,427	$2,912,048	$1,631,234
Research and development	428,434	84,494	60,000
General and administrative	133,200	231,068	304,030
Total Charges with Related Parties	$827,061	$3,227,610	$1,995,264

Included in Cost of Sales in the Consolidated Statements of Operations
(including changes in inventory)

Janifast	$935,137	$3,507,476	$1,275,960
Microphase (including royalties)	$408,918	$140,123	$94,740
	$1,344,055	$3,647,599	$1,370,700
Total Related Party Expense Included in Cost of Sales

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

As discussed in Note 14 to the consolidated financial statements, management has improved presentation and expanded certain disclosures in the accompanying consolidated financial statements. The resulting changes from these expanded disclosures and additional schedules have no effect on the financial position and results of operations for the year ended June 30, 2005. As a result of these expanded disclosures, management has reissued the June 30, 2005 consolidated financial statements to reflect these expanded disclosures.

Rosenberg Rich Baker Berman & Company Bridgewater, NJ

September 19, 2005, except for Note 14 as to which the date is May 9, 2006.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of mPhase Technologies, Inc.:

    We have audited the accompanying consolidated balance sheets of mPhase Technologies, Inc. (a New Jersey corporation in the development stage) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001 and for the period from inception (October 2, 1996) to June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of mPhase Technologies, Inc. for the period from inception to June 30, 2001. Such amounts are included in the cumulative from inception to June 30, 1998 totals of the statements of operations, changes in stockholders' equity and cash flows and reflect total net loss of 6 percent of the related cumulative totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from inception to June 30, 1998, included in the cumulative totals, is based solely upon the report of the other auditors.

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

Schuhalter, Coughlin & Suozzo, PC

Raritan, New Jersey

January 28, 1999

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	JUNE 30,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$90,045	$351,185
Accounts receivable, net of bad debt reserve of
$0 and $0 respectively	64,100	533,841
Stock subscription receivable	886,000	460,000
Inventory	1,237,972	490,142
Prepaid expenses and other current assets	81,061	25,622
Total current assets	2,359,178	1,860,790

Property and equipment, net	52,685	162,692
Patents and licenses, net	161,605	141,451
Other assets	17,250	67,250
Total assets	$2,590,718	$2,232,183
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,088,658	$1,691,338
Accrued expenses	636,033	431,765
Due to related parties	680,956	721,569
Note payable, related party	300,000	277,000
Current Portion of Long Term debt	550, 803	413,537
Deferred revenue	214,180	-
Total current liabilities	4,470,630	3,535,209

Other liabilities	618,550	214,709
Notes payable-related parties	280,000	-
Long-term debt, net of current portion	139,500	100,000
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

     mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,				From Inception
					(October 2, 1996)
					to June 30,
					2005
	2003	2004		2005
TOTAL NET REVENUES	$1,581,639	$4,641,346		$1,711,085	$21,320,125
COSTS AND EXPENSES:
Cost of Sales (Including $1,344,055, $3,647,599 and
$1,370,700 incurred with related parties in 2003, 2004, and	1,493,394	4,068,255		1,446,151	15,359,358
2005, respectively as discussed in Note 11)
Research and development (including non-cash stock	3,538,305	4,069,721		5,127,438	43,544,238
related charges of $385,495, $72,000, $0 and
$2,117,669 respectively, see also note 11 Related Party
Transactions)
General and administrative (including non-cash stock	2,683,534	4,177,961		6,579,761	85,634,858
related charges of $748,840, $1,242,793, $2,948,083
and $50,281,225 respectively, see also note 11 Related
Party Transactions)
Depreciation and Amortization	515,417	122,878		62,679	2,952,586
Total costs and expenses	8,230,650	12,438,815		13,216,029	147,491,040
Loss from operations	(6,649,011)	(7,797,469)		(11,504,944)	(126,170,915)
OTHER INCOME (EXPENSE):
Net Gain (Loss) On Extinguishments and Settlements	61,226	150,058		418,695	772,216
Minority interest loss in consolidated subsidiary	-		-	-	20,000
Loss from unconsolidated subsidiary	-		-	-	(1,466,467)
Loss on sale of securities	(11,258)		-	(37,411)	(48,669)
Interest income (expense), net	(51,168)	(111,175)		(110,469)	(115,572)
Total other income (expense)	(1,200)	38,883		270,620	(838,492)
NET LOSS	$(6,650,211)	$(7,758,586)		$(11,234,324)	$(127,009,407)
Unrealized holding (loss) gain on securities	4,026	-		-	-
COMPREHENSIVE LOSS	$(6,646,185)	$(7,758,586)		$(11,234,324)	$(127,009,407)
LOSS PER COMMON SHARE, basic and diluted	$(.10)	$(.10)		$(.10)
WEIGHTED AVERAGE COMMON SHARES	65,217,088	77,677,120		108,657,578
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

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)

TO JUNE 30, 1997 AND FOR EACH OF THE EIGHT YEARS

IN THE PERIOD ENDED JUNE 30, 2005

	Common Stock			Additional			TOTAL
				Paid-In			STOCKHOLDERS'
				Capital			EQUITY
							(DEFICIT)
	Shares	$.01	Treasury		Deferred	Accumulated
		Par Value	Stock		Compensation	Deficit
BALANCE, JUNE 30,	31,404,540	$ 314,045	$ (7,973)	$ 74,370,291	$ (1,225,668)	$ (66,122,191)	$ 7,328,504
2000
Issuance of common	320,000	3,200	-	324,300	-	-	327,500
stock upon exercise of
options
Issuance of common	4,329,850	43,298	-	7,766,547	-	-	7,809,845
stock with warrants in
private placements, net of
cash offering costs of
$512,195
Issuance of common	450,000	4,500	-	1,003,125	-	-	1,007,625
stock for services
Issuance of options and	-	-	-	5,849,585	-	-	5,849,585
warrants for services
Deferred employee stock	-	-	-	607,885	(607,885)	-	-
option compensation
Amortization of deferred	-	-	-	-	1,120,278	-	1,120,278
employee stock option
compensation
Issuance of common	4,840,077	48,402	-	2,371,637	-	-	2,420,039
stock in settlement of debt
to directors and related
parties
Net Loss	-	-	-	-	-	(23,998,734)	(23,998,734)
BALANCE, JUNE 30,	41,344,467	$ 413,445	$ (7,973)	$ 92,293,370	$ (713,275)	$ (90,120,925)	$ 1,864,642
2001

The accompanying notes are an integral part of these consolidated balance sheets.

mPHASE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN

SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)

TO JUNE 30, 1997 AND FOR EACH OF THE EIGHT YEARS

IN THE PERIOD ENDED JUNE 30, 2005

								Total
	Shares	$.01 Par	Treasury	Additional	Deferred	Accumulated	Comprehensive	Stockholders
		Value	Stock	Paid-in Stock	Compensation	Deficit	Loss	Equity (Deficit)
Balance June 30, 2001	41,344,467	$413,445	$ (7,973)	$92,293,370	$ (713,275)	(90,120,925)	-	1,862,642
Issuance of Common stock with warrants in	6,980,643	69,807	-	1,903,943	-			1,973,750
private placement
Issuance of Common stock for services	2,976,068	29,760	-	1,169,241	-	-	-	1,139,001
Issuance of options and warrants for services	-	-	-	1,877,937	-			1,877,937
Cancellation of unearned options to former	-	-	-	(140,802)	140,802	-	-	-
employees
Amortization of deferred employee stock option	-	-	-	-	548,550	-	-	548,550
compensation
Issuance of common stock and warrants in	7,492,996	74,930	-	2,663,728	-	-	-	2,534,558
settlement of debt to related parties and strategic
vendors
Sale of Common stock to certain Officers and	2,000,000	20,000	-	980,000	-	-	-	1,900,000
Directors in private placement
Issuance of Common stock upon exercise of	13,334	133	-	3,867	-	-	-	4,060
options
Net Loss	-	-	-	-	-	(11,245,361)	-	(11.245,361)
Other comprehensive loss	-	-	-	-	-	-	(4,026)	(4,026)
Balance, June 30, 2002	60,807,508	$ 608,075	$ (7,973)	$100,751,284	$ (23,923)	$ (101,366,286)	$ (4,026)	$ (42,489)

Issuance of Common stock with warrants in	4,296,680	42,967	-	1,121,351	-	-	-	1,160,315
private placement, net of Cash offering costs of
$124,687
Issuance of Common stock for services	426,000	4,260	-	107,985	-	-	-	112,245
Issuance of options and warrants for services	-	-	-	274,100	-			274,100
Amortization of deferred employee stock option	-	-	-	-	23,923	-	-	23,923
compensation
Issuance of common stock and warrants in	5,923,333	59,233	-	1,826,329	-	-	-	1,885,562
settlement of debt to related parties and strategic
vendors
Net Loss	-	-	-	-	-	(6,550,211)	-	(6,650,211)
Other comprehensive loss	-	-	-	-	-	-	4,026	4,026
Balance, June 30, 2003	71,453,521	$ 714,535	$ (7,973)	$ 104,081,049	$ 0	$ 108,016,295	$ -	$ (3,228,886)

Balance, June 30, 2003	71,453,521	$ 714,535	$ (7,973)	$ 104,081,049	-	$ (108,016,497)	$ -	$ (3,228,886)

Issuance of common stock with	15,177,973	151,779	-	4,322,934	-	-	-	4,474,713
warrants in private placement, net
of cash offering costs of $313,200
Issuance of common stock for	924,667	9,247	-	238,153	-	-	-	247,400
services
Issuance of options and warrants				1,067,393	-	-	-	1,067,393
for services
Issuance of common stock	1,233,334	12,333	-	304,467	-	-	-	316,800
pursuant to exercise of warrants
Issuance of common stock and	110,467	1,105	-	1,962,099	-	-	-	1,963,204
warrants in settlement of debt to
related parties and strategic
vendors
Net Loss	-	-	-	-	-	(7,758,586)	-	(7,758,586)
Balance, June 30, 2004	88,899,962	$ 888,899	$ (7,973)	$ 111,976,095	$ -	$ (115,775,083)	$-	$ (2,917,962)

mPHASE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN

SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)

TO JUNE 30, 1997 AND FOR EACH OF THE EIGHT YEARS IN THE PERIOD ENDED JUNE 30, 2005

	Shares	$.01 stated	Treasury Stock	Additional Paid	Accumulated	Total
		Value		in Capital	Deficit	Shareholders
						Equity
Balance, June 30, 2004	88,899,962	$ 888,999	$ (7,973)	$ 111,976,095	(115,775,083)	2,917,962
Issuance of Shares in Private	39,853,661	398,535	-	6,888,553	-	7,287,088
Placement

Issuance of in connection with	3,637,954	36,380	-	644,229		680,609
exercise of warrants
Conversion of Debt to Common	3,895,171	36,952	-	1,174,134		1,213,086
Stock and warrants
Options Awarded to Consultants	-	-	-	2,191,043		2,191,043
Options Awarded to Officers	-	-	-	625,290		625,290
Issuance of shares to Officers and	1,151,000	11,510		322,500		334,010
consultants for services

Exercise of cashless warrants	4,949,684	49,499	-	(49,499)		-

Exercise of warrants by officers	1,770,400	17,704	-	-
						17,704
Reparation of Private Placement	891,000	8,910	-	176,811		185,721
Offering
Net Loss	-	-	-		(11,234,324)	(11,234,324)
Balance June 30, 2005	145,048,832	$1,450,489	$(7,973)	$123.949,156	$(127,009,407)	$(1,617,735)

The accompanying notes are an integral part of these consolidated balance sheets.

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPAN Y)

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Years Ended		Inception
		June 30,		(October 2,
				1996) to
				June 30,
	2003	2004	2005	2005
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net loss	$(6,650,211)	$(7,758,586)	$(11,234,324)	$(127,009,407)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	1,425,952	736,099	280,590	6,610,829
Book value of fixed assets disposed	-	-	-	74,272
Loss on unconsolidated subsidiary	-	-	-	1,466,467
Provision for doubtful accounts	-	-	-	32,124
Impairment of note receivable	-	-	-	232,750
Loss on securities	11,258	-	37,411	48,669
Gain on Extinguishments	(61,226)	(150,058)	(418,696)	(772,216)
Common stock and options and warrants for	1,134,335	1,314,793	3,336,064	52,794,954
purchase of common stock granted
Changes in operating assets and
liabilities:
Accounts receivable	(13,355)	223,035	(469,741)	(565,965)
Inventory	1,449,628	865,355	533,030	(494,703)
Prepaid expenses and other
current assets	(29,652)	19,267	55,439	55,439
Production advances-related parties
Other assets	3,580	-	(50,000)	(627,182)
Receivables from subsidiary	-	-	-	(150,000)
Due from officer	-	-
Accounts payable	174,939	171,712	(85,579)	4,243,528
Accrued expenses	273,986	(32,702)	(111,589)	1,668,280
Deferred revenue	-	-	(214,180)	-

Due to related parties:
Microphase	721,544	83,762	257,348	2,637,059
Janifast	99,841	422,905	254,063	2,956,968
Officers	246,835	(90,583)	34,200	502,956
Lintel	-	-	-	477,000
Due to Others	-	(32,500)	-	179,472
Net cash used in operating activities	(1,212,546)	(4,227,501)	(7,795,964)	(55,638,706)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Investment in patents and licensing rights	-	(40,893)	(34,167)	(450,780)
Purchase of property and equipment	(73,305)	(104,001)	(121,476)	(2,762,582)
Net cash used in investing activities	(73,305)	(144,894)	(155,643)	(3,213,362)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Net proceeds from private placement of	1,090,474	3,964,558	8,393,717	58,866,193
common stock and exercise of options
and warrants
Repurchase of treasury stock at cost	-	-	-	(7,973)

Advances from/repayment to Microphase	527,840	(180,000)	-	347,840
Proceeds from notes payable officers	130,000	300,000	535,000	965,000
Repayment of notes payable - officers	(30,000)	-	(650,000)	(680,000)
Repayment of notes payable	(82,668)	(18,978)	(65,970)	(287,807)
Net cash (used in)/provided by financing	1,635,646	4,065,580	8,212,747	59,203,253
activities
Net increase (decrease) in cash	349,623	(306,815)	261,140	351,185
CASH AND CASH EQUIVALENTS,	47,065	396,860	90,145	-
beginning of period
CASH AND CASH EQUIVALENTS,	$ 396,860	$ 90,045	$ 351,185	$ 351,185
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
Settlement Agreements
Accounts payable originally expected to be converted to a $150,000 Note payable to
GTRC bearing 7% interest, amended in March 2004, and reduced to $100,000, to be amortized in equal quarterly installments $16,667 plus interest at 7% through March 2005
(see also-Note 13-Commitments and Contingencies)	$83,333	$50,000

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
March 1, 2005, June 1, 2005, September 1, 2005 and $50,000 shall be payable on
December 1, 2005. Thereafter the Company is obligated to pay $25,000 on each of
March 1, 2006, June 1, 2006, September 1, 2006 with a final payment of $75,000 on December 1, 2006.
(See also Note 10, Stockholders Equity and Note 11, Related Party Transactions)	289,500	225,000

Note payable to vendor bearing 8% interest due in weekly payments of $5,000 including accrued interest. These payments commenced in
January 2002 and originally were scheduled to continue until June 2004.
This note is presently in arrears and is included in current portion of long term debt.	210,558	198,057

Note payable to vendor non interest bearing average monthly
payments of $4,167 in 2003 and $3,660 in 2004. These payments commenced in April 2002 and originally were scheduled to continue until May 2004.
This note and accrued interest there on was settled during the fiscal year ending June 30, 2005 in		-
	79,765
consideration of the issuance of $212,669 shares of the company's common stock.

Note payable, vendor, interest at 8%, with average monthly payments of
$2,000 originally scheduled to through March, 2004.
This note and accrued interest there on was settled during the fiscal year ending June 30, 2005 with a cash		-
	27,147
payment of $6,000 and are the issuance of 80,000 shares of the company's common stock.

Settlement payable, effective interest rate at 5% with vendor for 12 payments of $6,640 through December	-	40,480
31, 2005

Total	$690,303	$513,537

Less: Current portion	550,803	413,537
Long-term Debt, non-current portion	$139,500	100,000

At June 30, 2005 total maturities of long-term debt are as follows:
2006		413,537
2007		100,000
TOTAL		$ 513,537

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

10. STOCKHOLDERS' EQUITY

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2005
1

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

Conversions Concurrent with Private Placements

Included in the total for the year ended June 30, 2002, related parties and strategic vendors converted debt aggregating approximately $1,020,000 and $96,000 respectively into:

(a)3,400,000 shares and of common stock plus warrants to purchase another 3,400,000 shares of common stock at $.30 for a term of 5 years (2,200,000 units with Microphase for $660,000 and 1,200,000 units with Janifast for $360,000) and;

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

Conversions Concurrent with Private Placements

Included in the total for the year ended June 30, 2003, related parties and strategic vendors converted debt aggregating approximately $300,000 and $15,000 respectively into:

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

(b)50,000 shares and 5 year warrants to purchase at $.30 a share 50,000 shares of mPhase common stock by a strategic vendor which converted $15,000 of liabilities.

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

Additionally, a separate December 2004 private placement was closed out in January of 2005 with the placement of 3,600,000 equity units at $.20 per unit consisting of one share of common stock plus5 year warrants for a like amount of shares with a strike price of $.25 per share generating net proceeds of $720,000 to the Company. The December 31, 2004 and outstanding subscriptions receivable balance of $ 50,000 was fully collected in January of 2005.

During January 2005, Private Placement realized net proceeds of $357,250 upon issuance of 1,793,750 shares of Common Stock at $.20 per share plus 5 year warrants to purchase 1,793,750 shares of Common Stock at $.25 per share. A later Private Placement realized net proceeds of $1,351,000 upon issuance of 4,920,000 shares of Common Stock plus 5 year warrants to purchase 4,920,000 shares of Common Stock at $.25 per share. A March Private Placement resulted in the realization of net proceeds of $1,217,000 upon issuance of 4,396,667 shares of Common Stock at $.30 per share plus 5 year warrants to purchase 4,396,667 shares of Common Stock at $.30 per share.

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

On January 15, 2005, the company converted a $100, 000 convertible note payable to Martin Smiley in exchange for 400,000 shares and a like number of warrants that were price at $.25 per unit or $100,000 in aggregate.

Also in January of 2005, Martin Smiley was awarded additional compensation of 425,000 shares of common stock. . This award will result in a charge to General and Administrative non-cash expense in the amount of $ 131,750 in the third quarter of fiscal 2005, representing an expense recognition consistent with the market price of that stock of $.35 on the date of that award.

In late February and early March of 2005, the Company converted approximately $173,898 in accounts payable due various vendors into 535,296 shares of common stock aggregating $183,310 in full settlement of those obligations.

During the nine months ending March 31, 2005, accounts payable in the amount of $250,000 owed by mPhase to Microphase Corporation was cancelled in exchange for the 1,250,000 shares of common stock and a 5 year warrant to purchase a like amount of shares at $.25.In addition for such period, Janifast Ltd. cancelled $200,000 of accounts payable owed by mPhase in exchange for 1,000,000 shares of common stock and a 5 year warrant to purchase a like amount of shares at $.25 per share.

In late February and early March of 2005, the various vendors converted approximately $173,898 in accounts payable due from the Company into 535,296 shares of Common stock aggregating $183,310 in full settlement of those obligations.

Mr. Ronald A. Durando converted $13,000 of accrued and unpaid interest on various demand notes issued by the Company for loans by Mr. Durando during the nine month period ended March 31, 2005 into 65,000 shares of common stock plus a 5 year warrant to purchase a like amount of shares at $.25 per share. In addition Mr. Durando converted $13,954 of principal of a $75,000 promissory note into the exercise, in full, of a warrant to purchase 1,395,400 shares of common stock at $.01 previously granted to Mr. Durando in exchange for cancellation of unpaid compensation.

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
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2005

10. STOCKHOLDERS' EQUITY - (Continued)

In addition a demand note payable to Martin Smiley, CFO and General Counsel of mPhase, in the amount of $75,000 was converted into 375,000 shares of common stock plus a 5 year warrant to purchase a like amount of shares at $.25 per share and Mr. Smiley extended from July 25, 2004 to July 25, 2005 a $100,000 promissory note carrying 12% interest. In addition Mr. Smiley converted accrued and unpaid interest on his various promissory notes of $ 9,975 into 49,875 shares of common stock plus a 5 year warrant to purchase a like amount of common stock at $.25 per share. Mr. Smiley's remaining $100,000 note is convertible into Common Stock of mPhase at the rate of $.25 cents per share through July 25, 2009. Upon conversion, the note holder will be granted warrants to purchase an equivalent amount of mPhase Common Stock at $.25 cents per share for a period of five years from the date of conversion plus a 5 year warrant for a like amount of shares at $.25 per share

In July of 2005 a private placement of 622,000 shares, each with two separate 5 year warrants were sold for $ 155,000, each warrant specifying the right to purchase one additional share at $.25 and $.50, respectively. A September private placement of 1,050,000 shares, each with two separate 5 year warrants were sold for $247,400, each warrant specifying the right to purchase one additional share at $.25 and $.35, respectively. A total of 3,344,000 shares have been reserved to provide for conversion in connection with these warrants.

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

Conversions, Settlements and Gain on Extinguishments

As a result of the preceding, during the three years ended June 30, 2005, extinguishments, cancellations and conversions of debt for issuance of the Company's common stock to related parties is summarized in Note 11 and amounts relating to strategic investors is summarized as follows:

		For the Years Ended June 30,
Equity Conversions of Debt with Strategic Vendors	2003	2004	2005

Number of Shares	390,000	110,467	635,296

Number of Warrants	215,000	5,069,200	1,356,696

Amount Converted to Equity	$198,032	$1,963,202	$426,894

Gain on Extinguishments of Debt	$ 61,226	$ 150,058	$418,696

During the year ended June 30, 2005, the Company recorded non-cash extinguishment loss from settlements of $134,217 and after adjusting for cash and default settlements, resulted in net gains on extinguishments of $418,696.

The Company has no commitments from affiliates or related parties to provide additional financings. The Company has, from time to time, been able to obtain financings from affiliates when conditions in the capital markets make third party financing difficult to obtain or when external financing is available only upon very unattractive terms to the Company, and when such capital has been available from the affiliates. (See also-Note 11-Related Party Transactions)

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
June 30, 2005

10. STOCKHOLDERS' EQUITY - (Continued)

STOCK INCENTIVE PLANS

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

During the second quarter of fiscal 2006 the Company will adopt the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for stock-based employee compensation, effective as of the beginning of the fiscal year. Under the modified prospective method of adoption selected by the Company, stock-based employee compensation cost recognized in 2005 is the same as that which would have been recognized had the fair value recognition provisions of Statement 123 been applied to all awards granted after October 1, 1995. The following table illustrates the effect on net income and earnings per share as if the fair value based method has been applied to all outstanding and unvested awards in each period.

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

During the year ended June 30, 2001, mPhase granted 1,180,000 warrants to consultants for services performed and for services to be performed at prices ranging from $1.25 to $5.00, which resulted in a charge of $1,185,874 to operations and deferred $457,942 for services to be performed in the fiscal year ended June 30, 2002, totaling $1,643,816 based upon the fair value of the warrants issued as determined under the Black-Scholes option pricing model.

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

As of June 30, 2003, 31,777,735 warrants remain outstanding with a weighted average exercise price of $.84.

During the year ended June 30, 2004, the Company issued warrants to purchase 18,795,487 shares of common stock to investors and warrants to purchase 628,826 shares of common stock to finders, consultants and investment banking firms. Of such warrants, 11,106,487 shares of the Company's common stock may be purchased at $.30, for five years, 3,844,000 shares may be purchased at $.35 and 3,844,000 shares may be purchased at $.50 in connection with private placements. Also, during the year ended June 30, 2004, the Company granted 5 year warrants to purchase 500,000 shares to consultants for services performed with an exercise price of $.30 per share of common stock and 5,069,242 warrants to creditors, including related parties (see Note 11), in connection with the conversion of outstanding liabilities. Additionally, warrants cover 1,233,334 of common stock were exercised during the fiscal year ended June 30, 2004, generating net proceeds to the Company of $316, 800. Also during the fiscal year ended June 30, 2004, warrants covering 519,000 shares with a weighted average exercise price of $2.50 were cancelled or expired.

As of June 30, 2004, 55,017,953 warrants remain outstanding with a weighted average exercise price of $.55.

During the nine months ended March 31, 2005, in connection with the private placements discussed above the Company issued 27,200,117 of warrants to investors and finders and when combined with warrants previously outstanding and exercised, expired or canceled, during the period result in the Company now having 75,428,473 with a weighted average price of $.48.

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

On July 20, 2005, at the Company's annual meeting of Shareholders, the Shareholders' ratified an amendment to its Certificate of Incorporation to increase the number of authorized shares of common stock from 250,000,000 to 500,000,000 shares.

During June and July 2005 the Company completed a private placement of equity units pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. Each unit consists of one share of the Company's common stock at $0.20 per share plus a five (5) year warrant to purchase one share of the Company's common stock at $.25 per share. Such placement generated an aggregate of $3,488,000 of proceeds to the Company, to be used primarily to pay for research and development expenses and for general corporate purposes. A total of 14,140,000 shares of the Company's common stock together with five (5) year warrants to purchase 14,140,000 shares of the Company's common stock at $.25 per share were issued in such private placement. In connection with such private placement, consultants and advisors received $253,500 of fees paid in cash and 476,500 shares of the Company's common stock and five (5) year warrants to purchase 476,500 shares of the Company's commons stock at $.25 per share.

During the year ended June 30, 2005, the Company issued warrants to purchase 40,609,586 shares of common stock to investors and warrants to purchase 729,075 shares of common stock to finders, consultants and investment banking firms. Of such warrants, 39,124,586 shares of the Company's common stock may be purchased for 5 years at $.25 shares and may be purchased at $.35 and 1,485,003shares may be purchased at $.50 in connection with private placements. Also, during the year ended June 30, 2005, the Company granted 5 year warrants to purchase 2,600,000 shares to consultants for services performed with an exercise price of $.25 to $.35 per share of common stock and warrants to purchase 4,616,571 shares to creditors, including related parties (see Note 11), in connection with the conversion of outstanding liabilities. Additionally, warrants cover 3,637,954 of common stock were exercised during the fiscal year ended June 30, 2005, generating net proceeds to the Company of $680,609. Also during the fiscal year ended June 30, 2005 a cashless exercise of warrants previously issued resulted in the issuance of 4,949,684 shares of the Company's common stock. Additionally, during the fiscal year ended June 30, 2005, warrants covering 5,331,144 shares were cancelled or expired.

As of June 30, 2005, warrants covering 89,054,406 shares remain outstanding with a weighted average exercise price of $.36.

RESERVED SHARES

The Company has reserved approximately 720,000 shares issuable upon provisions of convertible notes to related parties, which provide for, at the option of the holders of $180,000 of notes payable, the conversion of unpaid principal and interest into units valued at $.25 each, unit consisting of one share of the Company's common stock and one warrant each to purchase the Company's common stock at $.25 per share good for 5 years.

F-34-

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

Also, during the fiscal year ended June 30, 2000, $2,600,000 was advanced to Microphase in the form of a note, which was repaid by Microphase during the year. mPhase recorded $39,000 of interest income on this note for the year ended June 30, 2000. The Company is obligated to pay a 3% royalty to Microphase on revenues from its legacy Traverser" Digital Video and Data Delivery System and its DSL component products. During the years ended June 30, 2001, 2002 and 2003 mPhase recorded royalties to Microphase totaling $297,793, $78,762 and $47,304, respectively.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2005

Pursuant to a debt conversion agreement between the Company and Microphase, for the year ended June 30, 2001, Microphase received 1,278,000 shares of mPhase common stock and for the year ended June 30, 2002, in consideration for a direct investment of $100,000 and pursuant to debt conversion agreements canceling $740,000 of liabilities of the Company, Microphase received 2,900,000 shares of mPhase common stock and 2,200,000 warrants to purchase mPhase common stock, as discussed in Note 10. For the fiscal year ended June 30, 2003 Microphase received 4,033,333 shares of common stock, such shares included 3,033,333 shares that the value of which was based upon the price of the Company's common stock on the effective date of settlement, plus 1,000,000 shares and 1,000,000 five year warrants to purchase shares of common stock of mPhase at $.30 per share whereby such conversions were upon the same terms of a concurrent private placement of common stock by the Company. No gain or loss was recognized in connection with conversions by Microphase for fiscal 2003 in exchange for the cancellation of accounts payable totaling $920,000. As of June 30, 2004 and 2005, the Company had $145,550 and $0 in current accounts payable to Microphase, which are included in amounts due to related parties as current liabilities in the accompanying consolidated balance sheet. As of June 30, 2002, the Company had $92,405 included in other liabilities- related parties and as of June 30, 2004 and June 2005 and $180,000 and $0 respectively in notes payable - related parties as long term liabilities in the accompanying consolidated balance sheet. Additionally, at June 30, 2005, no undelivered purchase orders remain outstanding with Microphase.

In September of 2005, Mr. Durando and Mr. Smiley lent the Company $50,000 and $100,000 respectively and such amounts were repaid by the Company, without interest in October of 2005.

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. During the six months ended December 31, 2005, Mr. Biderman's current firm Eagle Advisers, Inc. has acted as a finder of money in connection with finder's fees of $312,067 respectively.

During the six month period ended December 31, 2005, Mr. Durando, Mr. Dotoli and Mr. Smiley made bridge loans to the Company in the aggregate amounts of $50,000, $100,000 and $150,000. The loans due Mr. Dotoli and Mr. Smiley are outstanding at December 31, 2005. All of the loans have since been repaid.

JANIFAST

During the year ended June 30, 2000, mPhase advanced money to Janifast Limited, which is owned by U.S. Janifast Holdings, Ltd, a related party of which three directors of mPhase are significant shareholders, in connection with the manufacturing of POTS Splitter shelves and DSL component products. As of June 30, 2000 the amount advanced to Janifast was approximately $1,106,000, which is included in production advances-related parties on the accompanying balance sheet. There were no such advances during the years ended June 30, 2002 and 2003. Pursuant to debt conversion agreements between the Company and Janifast, for the year ended June 30, 2001 Janifast received 1,200,000 shares of mPhase common stock canceling liabilities of $600,000, and for the year ended June 30, 2002 Janifast received 3,450,000 shares of mPhase common stock and 1,200,000 warrants to purchase mPhase common stock for the cancellation of $720,000 of liabilities, as discussed in Note 10. During the year ended June 30, 2003 Janifast was issued 1,500,000 shares of mPhase common stock in connection with the cancellation of $360,000 of outstanding liabilities of mPhase, the value of which was based upon the price of the Company's common stock on the effective date of settlement. No gain or loss was recognized in connection with conversions by Janifast for fiscal 2003. During the years ended June 30, 2003, 2004 and 2005 and the period from inception (October 2, 1996) to June 30, 2005, there has been $174,959, $2,771,925, 1,536,494 and $15,001,105, respectively, of invoices for products and services have been charged to inventory or expense and is included in operating expenses in the accompanying statements of operations. Effective December 30, 2004, Janifast Ltd. agreed to convert $200,000 of accounts payable into common stock of the Company at $.20 per share plus a 5 year warrant for a like amount of shares at $.25 per share. At June 30, 2005 the Company had $491,098 current accounts payable, which are included in due to related parties and additionally, at June 30, 2005, approximately $298,000 of undelivered purchase orders remain outstanding with Janifast.

		Year Ended June 30,
Charges and Expenses with Related Parties

	2003	2004	2005
Charges incurred with Janifast Ltd.
included in:
Cost of sales and ending inventory	$178,959	$2,771,925	$1,536,494
Total Janifast	$178,959	$2,771,925	1,536,494
Charges incurred with Microphase
Corp.
included in:
Cost of sales and ending inventory
(Including Royalties)	$86,468	$140,123	$94,740
Research and development	428,434	84,494	60,000
General and administrative	133,200	231,068	304,030

Total Microphase Corp.	$648,102	$455,685	$458,770
Total Charges with Related Parties included in:
Cost of sales and ending inventory	$265,427	$2,912,048	$1,631,234
Research and development	428,434	84,494	60,000
General and administrative	133,200	231,068	304,030
Total Charges with Related Parties	$827,061	$3,227,610	$1,995,254

Included in Cost of Sales in the Consolidated Statements of Operations
(including changes in inventory)

Janifast	$935,137	$3,507,476	$1,275,960
Microphase (including royalties)	$408,918	$140,123	$94,740
	$1,344,055	$3,647,599	$1,370,700
Total Related Party Expense Included in Cost of Sales

mPHASE TECHNOLOGIES, INC
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

In July 2000, mPhase added a member to the Board of Directors who is employed by an investment-banking firm that has assisted and is expected to continue to assist the Company in raising capital through private financing. During the year ended June 30, 2001, the Company issued 140,350 shares of common stock for investment banking services rendered during the period and recorded an additional $69,000 of fees which is included in accrued expenses at June 30, 2001. The Company has installed its prototype product and commenced beta testing at Hart Telephone. In addition, the Company has entered into a supply agreement with Hart Telephone upon the completion of beta testing and the commencement of production of the Traverser" As consideration for the execution of the agreement with Hart Telephone, in May 2000, mPhase issued Hart Telephone 125,000 options each to purchase one share of common stock at an exercise price of $1.00 (valued at $1,010,375), which is included in research and development expenses in the accompanying statement of operations for the year ended June 30, 2000. Mr. J. Lee Baron, the president and chief executive officer of Lintel Inc., (Lintel is the parent of Hart Telephone Company), and at that time a Director of the Company, received a $285,000 bonus, a stock award of 140,000 shares and 100,000 options in addition to the 125,000 granted to Hart for Beta testing services in the year ended June 30, 2000 and 120,000 options for services as a Director for the year ended June 30, 2001.

,mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2005

11. RELATED PARTY TRANSACTIONS - (continued)

A former member of mPhase's Board of Directors (who resigned in March of 2005) is employed by Lintel, Inc, the parent corporation of Hart Telephone. Prior to becoming a director, this individual received 25,000 options during the fiscal year ended June 30, 1999, of which 5,000 options were exercised during the fiscal year ended June 30, 2000; 23,000 options during the fiscal year ended June 30, 2001 and 15,000 options as a consultant for beta testing service during fiscal year ended June 30, 2002. In addition, during the years ended June 30, 2002, 2003 and June 30, 2004 he received options and warrants covering 62,500 shares, 35,000 shares and 100,000 shares of common stock, respectively, for services as a director.

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

In March of 2003, Messrs, Durando, Dotoli and Smiley participated in a private placement of the company investing $20,000, $20,000 and $75,000 respectively, receiving common stock of mPhase at $.30 per share plus 5 year warrants of mPhase to purchase a like amount of common stock at $.30 per share. In March of 2003, Messrs Durando and Smiley lent to mPhase $30,000 and $100,000 respectively at 12% interest pursuant to two promissory notes originally due in September of 2003. In June 2003, Mr. Durando was repaid and Mr. Smiley agreed to extend his note until July, 2004. Also in June, 2003, Microphase agreed to convert $360,000 of accounts payable to a note payable, interest at 12% due in July, 2004. The notes have provisions for prepayment by the Company and at the option of the holder, provide for the conversion of unpaid principal and interest into units valued at $.30 each, each unit consisting of one share of the Company's common stock and a one warrant to purchase the Company's common stock at $.30 per share for a period of 5 years. During the fiscal year ended June 30, 2004 Microphase was repaid $180,000 and $180,000 remains outstanding.

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

Mr. Durando's June 30, 2004 note payable balance of $300,000 was repaid by the Company during the nine month period ended March 31, 2005. During the first and second quarters of fiscal year 2005, Mr. Durando made additional bridge loans to the Company evidenced by various 12% demand notes in the aggregate of $525,000. Mr. Durando was repaid a total of $450,000 of such loans in January of 2005. In addition, Mr. Durando converted $13,954 of the principal amount of a $75,000 promissory note leaving unpaid principal of $61,046 outstanding. Mr. Durando converted $13,000 of accrued and unpaid interest on various promissory notes of the Company into 65,000 shares of common stock and a 5 year warrant to purchase a like amount of common stock at $.25 per share.

During the fiscal year ended June 30, 2005 Mr. Dotoli and Mr. Smiley, the COO, and CFO and General Counsel of the Company respectively, each lent the Company $75,000. Mr. Dotoli was repaid, the principal amount of such loan, in cash in January, 2005 and Mr. Smiley converted his $75,000 loan into 375,000 shares of common stock of the Company plus a 5 year warrant to purchase a like amount of shares at $.25 per share. In addition, Mr. Smiley converted $9,975 of accrued interest into 49,875 shares of common stock plus a 5 year warrant to purchase a like amount of shares at $.25 per share. Finally Mr. Smiley received 25,000 additional shares of common stock as a market adjustment to his equity investment of $25,000 on August 30, 2004. Mr. Dotoli cancelled $3,750 of accrued and unpaid interest from August 15, 2004 through January 15, 2004 into 375,000 shares of common stock pursuant to the terms of a portion of a warrant that was exercised at $.01 per share previously given by the Company to Mr. Dotoli in exchange for and cancellation of unpaid compensation. On January 15, 2004, Mr. Smiley was awarded 425,000 shares of common stock as additional compensation.

In July of 2005, Mr. Smiley was repaid a loan of $35,000, without interest made to the Company in June of 2005. In the three month period ended September 30, 2005, Mr. Durando and Mr. Smiley lent the Company $50,000 and $100,000 respectively which was repaid by the Company, without interest in October of 2005.

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
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2005

11. RELATED PARTY TRANSACTIONS - (continued)

Equity Conversions of Debt and Other Financial Instruments with Related Parties

			June 30,
	2003		2004		2005
Janifast:
Number of shares	1,500,000		0		1,000,000
Number of warrants	0		[0]		1,000,000
Amount converted to equity	$360,000		$0		$200,000
Microphase Corporation:
Number of shares	4,033,333		0		1,250,000
Number of warrants	1,000,000		[0]		1,250,000
Amount converted to equity	$920,000		$0		$250,000
Strategic Vendor Conversions:
Number of shares	390,000		110,467
Number of warrants	215,000		5,069,242
Amount converted to equity	$198,032		$1,963,202	$
Officers
Number of shares	0		0		1,009,875
Number of warrants (A)	2,491,800		0		1,009,875
Amount converted to equity	$480,967		$0		$201,975
Joint Venture Partners and Affiliates
Number of shares	0		0
Number of warrants	0		[0]
Amount converted to equity	$0	$		$
Total Related Party Conversions
Number of shares	5,923,333		110,0467		3,259,875
Number of warrants	3,706,800		5,069,242		3,259,875
Amount converted to equity	$1,958,999		$1,963,202		$651,975

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

14. REISSUANCE OF FINANCIAL STATEMENTS

Management has reevaluated the adequacy and completeness of presentation and certain disclosures in the accompanying consolidated financial statements. As a result of this reevaluation, management has reissued the June 30, 2005 consolidated financial statements in an effort to clarify and more completely disclose the Company’s presentation of the consolidated financial statements at June 30, 2005.

The aforementioned changes to the consolidated financial statements have no effect on the financial position and results of operations for the year ended June 30, 2005.

 F-32

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

 F-33

  SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: May 10, 2006	By:	/s/ RONALD A. DURANDO
Ronald A. Durando
President, CEO

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Necdet F. Ergul, Chairman of the Board	May 10, 2006
Ronald A. Durando, Chief Executive Officer, Director	May 10, 2006
Gustave T. Dotoli, Chief Operating Officer, Director	May 10, 2006
Martin S. Smiley, Chief Financial Officer	May 10, 2006
Anthony Guerino, Director	May 10, 2006
Abraham Biderman, Director	May 10, 2006

44

Exhibit 31.1

CERTIFICATIONS

I, Ronald A. Durando, certify that:

1.

I have reviewed this annual report on Amendment No. 1 to Form 10-K/A of mPhase Technologies, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

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

b.

Evaluated the effectiveness of the registrant's disclosure controls and procedures, and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

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

/s/ Ronald A. Durando

 Ronald A. Durando

Chief Executive Officer

May 10, 2006

Exhibit 31.2

CERTIFICATIONS

I, Martin S. Smiley, certify that:

1. I have reviewed this annual report on Amendment No. 1 to Form 10-K/A of mPhase Technologies, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant's and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures, and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

May 10, 2006

  Exhibit 32.1

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of mPhase Technologies, Inc. a New Jersey corporation (the "Company"), on Amendment No. 1 to Form 10K/A for the fiscal year ended June 30, 2005, as filed with the Securities and Exchange Commission (the "Report"), I, Ronald A. Durando, Chief Executive Officer of the Company certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ronald A. Durando

 Ronald A. Durando

Chief Executive Officer

May 10, 2006

  Exhibit 32.2

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of mPhase Technologies, Inc., a New Jersey corporation (the "Company"), on Amendment No. 1 to Form 10K/A for the fiscal year ended June 30, 2005, as filed with the Securities and Exchange Commission (the "Report"), I, Martin S. Smiley, Chief Financial Officer of the Company certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Martin S. Smiley

Martin S. Smiley

Chief Financial Officer

May 10, 2006