Form 10-K/A
period 2005-12-31
MPHASE TECHNOLOGIES INC
filed 2006-05-11
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 2 to

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

On August 30, 2004, the Company paid $100,00 in cash to Piper Rudnick LLP, outside legal counsel in the Company as part of a renegotiated settlement agreement that was originaly effective as of March 31, 2002. The Company was in arrears with respect to payments due under the original settlement agreement and as part of the renegotiated agreement agreed to to make the following payments:

a.      $25,000 on each of December 1, 2004, March 2005, June 1, 2005, September 1, 2005 and a $50,000 payment on December 1, 2005. Thereafter the Company is obligated to pay $25,000 on each of March 1, 2006, June 1 2006, Setember 1, 2006 with a final payment of $75,000 of December 1, 2006.

b.      The Company also delivered a 5 year cashless warrant to purchase $150,000 worh of common stock at $.25 per share.

The warrant was valued pursuant to EITF 96-18, the ascribed value of the warrant minus the debt cancelled resulting loss of $40,500.

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

mPHASE TECHNOLOGIES, INC.

Dated: May 11, 2006	By:	/s/ RONALD A. DURANDO
Ronald A. Durando
President, CEO

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Necdet F. Ergul, Chairman of the Board	May 11, 2006
Ronald A. Durando, Chief Executive Officer, Director	May 11, 2006
Gustave T. Dotoli, Chief Operating Officer, Director	May 11, 2006
Martin S. Smiley, Chief Financial Officer	May 11, 2006
Anthony Guerino, Director	May 11, 2006
Abraham Biderman, Director	May 11, 2006

44

Exhibit 31.1

CERTIFICATIONS

I, Ronald A. Durando, certify that:

1.

I have reviewed this annual report on Amendment No. 2 to Form 10-K/A of mPhase Technologies, Inc.;

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

/s/ Ronald A. Durando

 Ronald A. Durando

Chief Executive Officer

May 11, 2006

Exhibit 31.2

CERTIFICATIONS

I, Martin S. Smiley, certify that:

1. I have reviewed this annual report on Amendment No. 2 to Form 10-K/A of mPhase Technologies, Inc.;

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

May 11, 2006

  Exhibit 32.1

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of mPhase Technologies, Inc. a New Jersey corporation (the "Company"), on Amendment No. 2 to Form 10K/A for the fiscal year ended June 30, 2005, as filed with the Securities and Exchange Commission (the "Report"), I, Ronald A. Durando, Chief Executive Officer of the Company certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ronald A. Durando

 Ronald A. Durando

Chief Executive Officer

May 11, 2006

  Exhibit 32.2

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of mPhase Technologies, Inc., a New Jersey corporation (the "Company"), on Amendment No. 2 to Form 10K/A for the fiscal year ended June 30, 2005, as filed with the Securities and Exchange Commission (the "Report"), I, Martin S. Smiley, Chief Financial Officer of the Company certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Martin S. Smiley

Martin S. Smiley

Chief Financial Officer

May 11, 2006