Form 10-K/A
period 2005-06-30
MPHASE TECHNOLOGIES INC
filed 2006-05-12
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 3 to

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

44

Exhibit 31.1

CERTIFICATIONS

I, Ronald A. Durando, certify that:

1.

I have reviewed this annual report on Amendment No. 3 to Form 10-K/A of mPhase Technologies, Inc.;

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

/s/ Ronald A. Durando

 Ronald A. Durando

Chief Executive Officer

May 11, 2006

Exhibit 31.2

CERTIFICATIONS

I, Martin S. Smiley, certify that:

1. I have reviewed this annual report on Amendment No. 3 to Form 10-K/A of mPhase Technologies, Inc.;

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

May 11, 2006

  Exhibit 32.1

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of mPhase Technologies, Inc. a New Jersey corporation (the "Company"), on Amendment No. 3 to Form 10K/A for the fiscal year ended June 30, 2005, as filed with the Securities and Exchange Commission (the "Report"), I, Ronald A. Durando, Chief Executive Officer of the Company certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

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

May 11, 2006

  Exhibit 32.2

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of mPhase Technologies, Inc., a New Jersey corporation (the "Company"), on Amendment No. 3 to Form 10K/A for the fiscal year ended June 30, 2005, as filed with the Securities and Exchange Commission (the "Report"), I, Martin S. Smiley, Chief Financial Officer of the Company certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Martin S. Smiley

Martin S. Smiley

Chief Financial Officer

May 11, 2006