Form 10-Q/A
period 2005-12-31
MPHASE TECHNOLOGIES INC
filed 2006-05-12
CIK 825322

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
		4
	1996
	(Date of Inception) to December 31, 2005
	Unaudited Consolidated Statements of Operations-Six Months ended December 31, 2004 and 2005 and from October 2, 1996
		5
	(Date
	of Inception) to December 31, 2005
	Unaudited Consolidated Statement of Changes in Shareholders Deficit Six months ended December 31, 2005	6
	Unaudited Consolidated Statement of Cash Flow-Six Months Ended December 31, 2004 and 2005 and from October 2, 1997
		7
	(Date
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

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

				October 2, 1996
	Three Months Ended
				(Date of Inception)
		December 31,		to December 31,
	2004		2005	2005
REVENUES	$295,524		$168,208	$21,868,927
COSTS AND EXPENSES
Cost of Sales (including $213,258 and $135,098
incurred with related parties in 2004 and 2005 respectively)	245,124		135,098	15,832,429
Research and development
(including non-cash stock related charges of $385,495,
$135,550 and $2,250,219, respectively)	1,173,046		1,960,650	47,366,308
General and Administrative
(including non-cash stock related charges of $1,127,833,
$1,175,075 and $51,555,300, respectively)	1,885,675		2,090,185	86,823,532
Depreciation and amortization	9,200		20,495	2,993,350
TOTAL COSTS AND EXPENSES	3,313,045		4,206,432	(153,015,619)
LOSS FROM OPERATIONS	(3,017,521)		(4,038,224)	(131,146,692)
OTHER INCOME (EXPENSE)
Gain (Loss) on extinguishments and settlements	(185,721)		(4,270,511)	(5,625,777)
Minority interest loss in consolidated subsidiary	-		-	20,000
Capital losses	(36,911)		-	(48,669)
Loss from unconsolidated subsidiary	-		-	(1,466,467)
Interest Income (expense), net	(65,777)		(6,083)	(135,856)
TOTAL OTHER INCOME (EXPENSE)	(288,409)		4,276,594	(7,256,769)
NET LOSS	$(3,305,930)		$(8,314,818)	$(138,403,461)

LOSS PER COMMON SHARE, basic and diluted	$(.04)		$(.05)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, basic and diluted	93,388,584		174,998,048

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

				October 2,
	Six Months Ended			1996
				(Date of
				Inception) to
		December 31,		December 31,
	2004		2005	2005
REVENUES	$474,687		$548,802	$21,868,927
COSTS AND EXPENSES
Cost of Sales (including $326,167 and $443,327
incurred with related parties in 2004 and 2005 respectively)	374,905		473,071	15,832,429
Research and development
(including non-cash stock related charges of $385,495,
$135,550 and $2,250,219, respectively)	2,266,385		3,822,070	47,366,308
General and Administrative
(including non-cash stock related charges of $1,127,833,
$1,175,075 and $51,555,300, respectively)	2,594,570		3,182,481	86,823,532
Depreciation and amortization	18,282		40,764	2,993,350
TOTAL COSTS AND EXPENSES	5,254,142		7,518,386	(153,015,619)
LOSS FROM OPERATIONS	(4,779,455)		(6,969,584)	(131,146,692)
OTHER INCOME (EXPENSE)
Gain (Loss) on extinguishments and settlements	(226,221)		(4,404,186)	(5,625,777)
Minority interest loss in consolidated subsidiary	-		-	20,000
Capital losses	(36,911)		-	(48,669)
Loss from unconsolidated subsidiary	-		-	(1,466,467)
Interest Income (expense), net	(95,205)		(20,284)	(135,856)
TOTAL OTHER INCOME (EXPENSE)	(358,337)		(4,424,470)	(7,256,769)
NET LOSS	$(5,137,792)		$(11,394,054)	$(138,403,461)

LOSS PER COMMON SHARE, basic and diluted	$(.06)		$(.07)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, basic and diluted	91,474,828		163,613,560

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders' Deficit
(Unaudited)

				Additional		Total
		$.01 Stated	Treasury	Paid-in	Accumulated	Shareholders
	Shares	Value	Stock	Capital	Deficit	(Deficit) Equity

Balance June 30, 2005	145,048,832	$1,450,489	$(7,973)	$123,949,156	$(127,009,407)	$(1,617,735)
Issuance of common stock pursuant
to the exercise of warrants	1,914,286	19,143	-	320,714	-	339,857

Issuance of common stock with
warrants in private placements,
net of cash expenses of $325,923	37,045,407	370,454	-	4,571,874	-	4,942,328

Issuance of common stock for services	450,000	4,500	-	94,500	-	99,000

Conversion of related party and strategic
vendor debts to common stock and warrants	3,277,778	32,778	-	557,222	-	590,000

Stock options awarded to
consultants, employees and officers	-	-	-	1,252,125	-	1,252,125

Issuance of additional shares and
warrants to effect revised pricing
on previous private offering charged to expense	24,637,744	246,377	-	4,187,917	-	4,434,294

Net loss	-	-	-	-	(11,394,054)	(11,394,054)

Balance, December 31, 2005	212,374,047	$2,123,741	$(7,973)	$134,933,508	$(138,403,461)	$(1,354,185)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended			October 2, 1996 (Date
		December 31,		of Inception) to
				December 31,
	2004		2005	2005
Cash Flow From Operating Activities:
Net Loss	$(5,137,792)		$(11,394,054)	$(138,403,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	128,506		84,669	6,695,498
Book Value of fixed assets disposed	-		-	74,272
Provision for doubtful accounts	-		-	32,124
Gain on debt extinguishments	40,500		-	(772,216)
Loss on unconsolidated subsidiary	-		-	1,466,467
Impairment of note receivable	-		17,250	250,000
Loss on securities	-		-	48,669
Non-cash charges relating to issuance of common stock, common	1,122,054		5,785,419	58,580,373
stock options and Warrants	-		-
Changes in assets and liabilities:
Accounts receivable	(141,969)		375,247	(190,718)
Inventories	237,251		42,199	(452,504)
Prepaid expenses and other current assets	(165,447)		(32,113)	23,326
Other non-current assets	(20,000)		17,250	(609,932)
Accounts payable	564,705		299,147	4,542,675
Accrued expenses	467,221		(1,899)	1,666,381
Due to/from related parties
Microphase	(96,437)		(134,899)	2,502,160
Janifast	(64,636)		(223,350)	2,733,618
Officers	181,970		-	502,956
Lintel	-		-	477,000
Others	(50,000)		-	179,472
Receivables from Subsidiary	-		-	(150,000)
Deferred revenue	(113,885)		-	-
Net cash used in operating activities	(3,037,959)		(5,365,403)	(61,004,109)
Cash Flow from Investing Activities:			-
Payments related to patents and licensing rights	(64,902)		-	(450,780)
Purchase of fixed assets	(105,973)		(192,504)	(2,955,086)
Net Cash used in investing activities	(170,875)		(192,504)	(3,405,866)
Cash Flow from Financing Activities:
Proceeds from issuance of common stock and exercises of options
and warrants	3,945,190		6,291,723	65,157,916
Payments of notes payable	(105,498)		(143,044)	(430,851)
Advances from Microphase Corporation	-		-	347,840
Proceeds from notes payable-officers	600,000		230,800	1,195,800
Repayments of notes payable-officers	(300,000)		-	(680,000)
Repurchase of treasury stock at cost	-		-	(7,973)
Net cash provided by financing activities	4,138,692		6,379,479	65,582,732
Net increase (decrease) in cash	920,858		821,572	1,172,757
CASH AND CASH EQUIVALENTS, beginning of period	90,045		351,185	-
CASH AND CASH EQUIVALENTS, end of period	$1,010,903		$1,172,757	$1,172,757

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

RECLASSIFICATIONS - Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation. The most substantial reclassification in these financial statements is for charges for reparation expenses for equity issued to investors for market value adjustments previously included in general and administrative expenses which is now included in the other income and expense category entitled "Gains (Losses) on extinguishments and settlements."

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

STATEMENT OF CASH FLOW SUPPLEMENTAL INFORMATION

	Six Months Ended December 31,
	2004	2005

Interest Paid	$-	$-
Taxes Paid	$-	$-

Schedule of Non-Cash Activities:
Conversion of accounts payable and accrued expenses to equity	$470,000	$410,000
Conversion of interest accrued to equity	26,725	-
Conversion of notes payable to equity	88,954	180,000
Total liability to equity conversions	$585,679	$590,000

Private placement reparation expense - additional issuance of shares	$185,721	$4,434,294

Non-cash compensation of consultants	$936,333	$-

Non-cash compensation to consultants, employees and officers	$-	$1,351,125

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

9. DEBT CONVERSIONS AND EXTENSIONS

During the six months ending December 31, 2005, accounts payable in the amount of $189,061 and a note payable in the amount of $180,000 owed by mPhase to Microphase Corporation were cancelled in exchange for the 2,050,000 shares of common stock and a 5 year warrant to purchase a like amount of shares at $.18. In addition for such period, Janifast Ltd. cancelled $171,000 of accounts payable owed by mPhase in exchange for 950,000 shares of common stock and a 5 year warrant to purchase a like amount of shares at $.18 per share.  Additionally, a strategic vendor converted $50,000 of accounts payable into 277,778 shares with a like amount of warrants

10. COMMITMENTS AND CONTINGENCIES

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

12. REISSUANCE OF FINANCIAL STATEMENTS

Management has reevaluated the adequacy and completeness of presentation and certain disclosures in the accompanying consolidated financial statements. As a result of this reevaluation, management has reissued the December 31, 2005 consolidated financial statements in an effort to clarify and more completely disclose the Company's presentation of the consolidated financial statements at December 31, 2005.

The aforementioned changes to the consolidated financial statements have no effect on the financial position and results of operations for the year ended December 31, 2005.

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

ABOUT THIS AMENDMENT

Management has reevaluated the clarity and completeness of the Form 10Q/A and certain disclosures in the accompanying unaudited consolidated financial statements. As a result of this reevaluation, management has reissued the Form 10Q/A and the December 31, 2005 consolidated financial statements.

The amendment includes expanded disclosure in the Consolidated Financial Statements, including Note 7. "EQUITY TRANSACTIONS" regarding reclassifications of reparations expense, previously reported in the Company's original filing for this period as a component of the General and Administrative Expenses category which have now been reclassified and are included Other Income and Expenses category as a component of the "Gain (Loss) on Extinguishments & Settlements" line item of the Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2005 and from inception through December 31, 2005 on pages 4 and 5. Additionally, the amendment includes technical and clerical edits, expanded and clarified disclosure including a discussion regarding "OTHER INCOME AND EXPENSES" in "Management's Discussion and Analysis", which begins on this page; 15.

The aforementioned changes in the consolidated financial statements have no effect on the financial position and results of operations or loss per share for the Three and Six Months Ended December 31, 2004 and 2005.

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

16.

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

17.

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

18.

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

19.

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

20.

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

RESEARCH AND DEVELOPMENT

Research and development expenses were $1,960650 for the three months ended December 31, 2005 as compared to $1,173,046 during the comparable period in 2004 or an increase of $878,604. This consists of increased spending in development and testing of Release 3.0 of the TV+ product testing and deployment for a Russia telecommunications provider and development activity of the new magnetometer as well as the power cell product using the science of Nanotechnology. Both areas represent activities contracted though Lucent Technologies and other vendors such as Magpie, Latens, Velonkani, and Espial and managed by mPhase. Also spending for continued development of the Company's Broadband Loop Watch product account for expenditures of $79,898 with Microphase Corporation and $2,618,549 with Lucent Technologies, Inc.

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

21.

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

GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $2,090,185 for the three months ending December 31, 2005 up from $1,885,676 or an increase of $204,509 from the comparable period in 2004. The increase in the selling, general and administrative costs includes non-cash charges relating to the issues of common stock and options to employees and consultants, which totaled $1,175,075 for the three months ended December 31, 2005 as compared to $1,127,833 for the comparable period ended December 31, 2004 resulting in an increase of $47,242. Additionally travel expenses increased by $68,305 and increased spending in advertising, trade shows and marketing and resulting expenses amounted to an aggregate of approximately $8,500. The balance of increased spending in selling salaries and payroll fringes of approximately $38,000 in the three months ended December 2005 account for the major components of the increases in the general and administrative expenses. We expect sales and travel expenses to grow as the Company approaches the deployment of its TV+ products in the future.

Other Income and Expenses

Included in other income and expenses for the three months ended December 31, 2005 were losses on extinguishments and settlements of $4,270,511 as compared to $185,721 for the same period in the prior year. Of this amount, $4,434, 294 represented a charge for the issuance of approximately 35 million shares of Common Stock to certain investors for a corrective market value adjustment and $42,783 represented an offset for gains on the extinguishment of liabilities compared to a charge of $185,721 for a price adjustment of an equity placement in the three months ended December 31, 2004.

In the three months ended December 31, 2005 a total of 24,637,744 additional shares were issued in order to cause the average price of prior private placement units to be "marked down" to $.18 per share have been accounted for as "reparation" shares and 11,642,344 of the additional shares were recorded as "Additional Paid in Capital" in proportion with a reasonable allocation for incentive costs of new investment dollar amounts in connection with private placements of the Companies common stock and warrants to purchase common stock.

DEPRECIATION AND AMORTIZATION

Total Depreciation for the three months ended December 31, 2005 was $85,939 of which $65,443 was charged against research and development. In 2004, total depreciation for the three months ended December 31, 2004 was $95,474 of which $86,274 was charged against research and development. As a result, depreciation and amortization expense was $20,496 for the three month ended December 31, 2005, up from $9,200, or a increase of $11,296 from the comparable period in 2004. The increase is a result of the expansion of the Company's marketing efforts and signals the end of reduced outlays for capital expenditures previously shown in its two most recent fiscal years. We expect to increase capital expenditures in connection with the deployment of equipment at test sites with various telecommunications service providers globally as deployment of our TV+ product progresses.

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

22.

 SIX MONTHS ENDED DECEMBER 31, 2005 VS. DECEMBER 31, 2004

REVENUE

Total revenues were $548,802 for the six months ended December 31, 2005 compared to $474,687 for the six months ended December 31, 2004. The increase was attributable primarily to significantly increasing sales of the Company's POTS Splitter product line in the first quarter of fiscal year 2005, followed by more modest decrease in sales during the second quarter of fiscal year 2005, as compared to such quarters in fiscal year 2004. There remains continued volatility in capital spending in the telecommunications market, including customers that order component products from the Company. The Company is in the process of reevaluating its line of POTS Splitter products to ensure that such products will continue to be competitively priced with high reliability and connectivity, and as such has the potential to be a significant part of DSL deployment worldwide. The Company cannot predict future demand for such product line.

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

RESEARCH AND DEVELOPMENT

Research and development expenses were $3,822,070 for the six months ended December 31, 2005 as compared to $2,266,385 during the comparable period in 2004; or an increase of $1,555,685 from the comparable period in 2004. The Company incurred all of its research and development expenses with vendors including Lucent, Microphase, Magpie Insiders, Inc., Espial, Velankani and other strategic vendors for the six months ended December 31, 2005 which totaled $3,607,947 as compared to $1,678,635 incurred with vendors other than GTRC during the comparable period in 2004. The increase in the research and development expenses includes non-cash charges relating to the issuance of common stock and options to employees and consultants, which totaled $135,550 for the six months ended December 31, 2005 as compared to $385,495 for the comparable period ended December 31, 2004 resulting in a decrease of $249,945.

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

Research expenditures incurred with Microphase were related to the continuing development of the company's DSL component products, including the company's line of pots splitters and microfilters and the company's newest product, the Broadband Loop Watch. We believe the mPhase Broadband Loop Watch offers a much-needed solution for the DSL industry; the product enables telecommunications service providers to remotely and cost-effectively perform loop management and maintenance including line testing, qualification and troubleshooting. Prior to the introduction of the Broadband Loop Watch, loop management could not be remotely performed through a conventional pots splitter without dispatching personnel to the field. The unique Broadband Loop Watch circuit allows most test heads to perform both narrow and wideband testing of the local loop through the central office pots splitter without having to physically disconnect the pots splitter, thereby eliminating the need to dispatch personnel and a truck roll. The Company anticipates future demand for this product, as it significantly reduces the cost of deploying and maintaining DSL services.

The changes in Research and Development expenses for the six-month period ended December 31, 2005 as compared to the six month period ended December 31, 2004 included the following significant items:

1. An increase of charges from Lucent Technologies of $1,018,949

2. A decrease of depreciation related to research and development of $61,719 from $128,506 to $66,787.

3. An increase of expenses with Microphase and other strategic vendors of $710,668

Charges from Lucent Technologies Inc. totaled $2,618,549 for the six months ended December 31, 2005 as compared to $1,599,600 for the same period ended December 31, 2004. Such charges consisted of $1,097,600 for development of the TV+ product and $1,400,000 incurred with respect to the Company's new Nanotechnology product line.

The elements attributing to the decrease in other research and development expenses included a decrease in the operations of the Company's joint venture, mPhase Television.net. The major costs incurred by the joint venture were payroll expenses attributable to research and development of the Company's transmission capabilities and acquisition of television content. Costs incurred by the joint venture during the six months ending December 31, 2005 were $31,000 as compared to $0 for the six months ending December 31, 2004.                                                  23

GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $3,182,481 for the six months ended December 31, 2005 up from $2,780,291, an increase of $402,190 from the comparable period in 2004. The increase in the selling, general and administrative costs includes non-cash charges relating to the issues of common stock and options to employees and consultants, which totaled $1,175,075 for the six months ended December 31, 2005 as compared to $1,127,833 for the comparable period ended December 31, 2004 resulting in an increase of $47,242. Additionally travel expenses increased by $143,383 and increased spending in advertising, trade shows and marketing and resulting expenses amounted to an aggregate of $20,666. The balance of increased spending in selling salaries and payroll fringes of approximately $200,000 in the six months ended December 2005 account for the major components of the increases in the general and administrative expenses. We expect sales and travel expenses to grow as the Company approaches the deployment of its TV+ products in the future.

DEPRECIATION AND AMORTIZATION

Total Depreciation for the six months ended December 31, 2005 was $124,091 of which $83,325 was charged against research and development. In 2004, total depreciation for the six months ended December 31, 2004 was $135,524 of which $125,404 was charged against research and development. As a result, depreciation and amortization expense was $40,766 for the six months ended December 31, 2005, up from $10,120, or a increase of $30,646 from the comparable period in 2004. The increase is a result of the expansion of the Company's marketing efforts and signals the end of reduced outlays for capital expenditures previously shown in its two most recent fiscal years. We expect to increase capital expenditures in connection with the deployment of equipment at test sites with various telecommunications service providers globally as deployment of our TV+ product progresses.

OTHER INCOME AND EXPENSES

Included in other income and expenses for the six months ended December 31, 2005 were losses on extinguishments and settlements of $4,404,186 as compared to $226,221 for the same period in the prior year. For the period ending December 31, 2005 included in this amount is approximately $4.4 million for a charge for the issuance of approximately 35 million shares of Common Stock to certain investors for a corrective market value adjustment.

A total of 24,637,744 additional shares were issued in order to cause the average price of prior private placement units to be "market down" to $.18 per share have been accounted for as "reparation" shares and 11,642,344 of the additional shares were recorded as "Additional Paid in Capital" in proportion with a reasonable allocation for incentive costs of new investment dollar amounts.

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

24.

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

Charges and Expenses with Related Parties	(Unaudited)
	Six months ended December 31,
	2004	2005
Charges incurred with Janifast Ltd. included in:
Cost of sales and ending inventory	398,715	544,449
Total Janifast Ltd.	398,715	544,449

Charges incurred with Microphase Corp. included in:
Cost of sales and ending inventory (Including Royalties)	11,784	106,409
Research and development	41,000	109,898
General and administrative	147,213	69,855
Total Microphase Corp.	199,997	286,162

Total Charges with Related Parties	$ 598,712	$ 830,611

Included in Cost of Sales in the Consolidated
Statements of Operations (including changes in inventory)

Janifast Ltd.	$299,350	$270,879
Microphase (including royalties)	$16,410	$16,409

Total Related Party Expenses Included In Cost of Sales	$315,760	$287,288

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

During the twelve months ending June 30, 2003, certain strategic vendors and related parties converted approximately $1.9 million of accounts payable and accrued expenses into 5,923,333 shares of the Company's common stock and warrants to purchase 3,706,800 shares of common stock of mPhase.

During the twelve months ending June 30, 2004, certain strategic vendors and related parties converted approximately $1.9 million of  accounts payable and accrued expenses into 110,467 shares of the Company's common stock and warrants to purchase 5,069,242 shares of common stock of mPhase.

During the twelve months ending June 30, 2005, certain strategic vendors and related parties converted approximately $1.2 million of accounts payable and accrued expenses into 3,895,171 shares of the Company' s common stock and warrants to purchase 4,616,571shares of the Company's common stock.

During the six months ended December 31, 2005 certain strategic vendors and related parties converted approximately $590,000 of accounts payable and accrued expenses into 3,336,864 shares of the Company's common stock and warrants to purchase 3,277,778 shares of common stock of mPhase.

As of December 31, 2005, mPhase is obligated to pay Lucent Technologies, Inc., the sum of $313,600 in 2 payments of $156,800 each against project milestones under its current Development Agreement for development of Version 3.0 of its TV+ product In addition, the Company is obligated to make payments of $100,000 per month through February 1, 2006 under a separate Development Agreement with Lucent covering development of its new battery developed through the science of NanoTechnology.

The Company also has 3 remaining payments of $100,000 per month as of December 31, 2005 through March of 2006 with the expansion of its research and development efforts with Lucent Technologies Inc in the science of Nanotechnology entering of a second Research and Development Agreement in March of 2005 to develop a Magnetometer product through the science of Nanotechnology.

The Company is currently negotiating with Bell Labs division of Lucent Technologies, Inc. to extend its Development Agreements described above for the TV+ solution and both the Magnetometer and power cell Nanotechnology product lines.

 In order to broaden and diversify its current line of business into additional high growth technology areas, the Company had previously renewed in February of 2005 its Development Agreement, originally executed in February 3, 2004, with the Bell labs division of Lucent Technologies, Inc. to commercialize the use of nano power cell technology. Under the terms of the $1.2 million contract, Lucent/ Bell Labs will develop for mPhase micro-power source arrays fabricated using nanotextured, superhydrophobic materials. This new business arrangement with Lucent Bell Labs will give mPhase the opportunity to develop and offer breakthrough battery technology applications, initially to government market segments including defense and homeland security, and ultimately to the commercial market. The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for the defense department.

The Company has no commitments from affiliates or related parties to provide additional financing. The Company has, from time to time, been able to obtain financing from affiliates when conditions in the capital markets make third party financing difficult to obtain or when external financing is available only upon very unattractive terms to the Company, and when such capital has been available from the affiliates. As a result, conversions of Debt with related parties and strategic vendors during the periods enumerated is a follows:

	For the Six Months
	Ended December 31,
	(Unaudited)
Equity Conversions of Debt With Related	2004	2005
Parties and Strategic Vendors
Related Party Conversions
Number of shares	2,689,875	3,000,000
Number of warrants	2,689,875	3,000,000
Amount converted to equity	$527,975	$540,000
Strategic Vendor Conversions
Number of shares	100,000	331,864
Number of warrants	700,000	277,778
Amount converted to equity	$20,000	$50,000
Total Related Party and Strategic
Party Conversions
Number of shares	2,789,875	3,336,864
Number of warrants	3,389,875	3,277,778
Gain (Loss) on Extinguishment of Debt	$697,975	$590,000
	$(40,500)	$30,608

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

>From inception (October 2, 1996) through December 31, 2005 the Company had incurred development stage losses and has an accumulated deficit of approximately $138,403,461 and a stockholders' deficit of $1,359,185. For the six months ended December 31, 2005, and from inception through December 31, 2005 respectively, the Company had negative cash flow from operations of $5,365,403 and $3,037,959 respectively. The report of the Company's outside auditors, Rosenberg, Rich, Baker, Berman and Company with respect to its latest audited 10K for the fiscal year ended June 30, 2005 stated that "there is substantial doubt of the Company's ability to continue as a going concern". Management estimates that the Company will need to raise approximately $5 million during the next 12 months to continue its present level of operations.

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
Martin S. Smiley
Executive Vice President
Chief Financial Officer and
General Counsel

Exhibit 31.1

CERTIFICATIONS

I, Ronald A. Durando, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of mPhase Technologies, Inc.;

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

/s/ Ronald A. Durando

Ronald A. Durando
Chief Executive Officer

May 11, 2006

Exhibit 31.2

CERTIFICATIONS

I, Martin S. Smiley, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of mPhase Technologies, Inc.;

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

May 11, 2006

Exhibit 32.1

MPHASE TECHNOLGIES, INC.

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of mPhase Technologies, Inc., a New Jersey corporation (the "Company"), on Form 10Q/A for the quarter ended December 31, 2005, as filed with the Securities and Exchange Commission (the "Report"), I, Ronald A. Durando, Chief Executive Officer of the Company certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

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

May 11, 2006

Exhibit 32.2

MPHASE TECHNOLGIES, INC.

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of mPhase Technologies, Inc., a New Jersey corporation (the "Company"), on Form 10Q/A for the quarter ended December 31, 2005, as filed with the Securities and Exchange Commission (the "Report"), I, Martin S. Smiley, Chief Financial Officer of the Company certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, I all material respects, the financial condition and results of operations of the Company.

/s/ Martin S. Smiley

Martin S. Smiley
Chief Financial Officer

May 11, 2006