Form 10-Q
period 2006-03-31
MPHASE TECHNOLOGIES INC
filed 2006-05-23
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED March  31, 2006

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

YES ☒       NO 

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF May 12, 2006 IS 277,477,880 SHARES, ALL OF ONE CLASS OF $.01 STATED VALUE COMMON STOCK.

 mPHASE TECHNOLOGIES, INC.

 INDEX

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1
	Unaudited Consolidated Balance Sheets-June 30, 2005 and March 31, 2005	3
	Unaudited Consolidated Statements of Operations-Three months ended March 31, 2005 and 2006 and from October 2, 1996 (Date of Inception) to March 31, 2006	4
	Unaudited Consolidated Statements of Operations-Nine Months ended March 31, 2006 and 2006 and from October 2, 1996 (Date of Inception) to March 31, 2006	5
	Unaudited Consolidated Statement of Changes in Stockholders’ Equity (Deficit) Nine months ended March 31, 2006	6
	Unaudited Consolidated Statement of Cash Flow-Nine Months Ended March 31, 2005 and 2006 and from October 2, 1997 (Date of Inception) to March 31, 2006
	Notes to Consolidated Financial Statements	8
ITEM 2	Management's Discussion and Analysis of Financial Condition and Condition and Results of Operations	15
ITEM 3	Quantitative and Qualitative Disclosures about market risk	28
ITEM 4	CONTROLS AND PROCEDURES	28
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 2.	Changes in Securities	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 5.	Other Information	29
Item 6.	Exhibits and Reports on Form 8-K	30
Signature Page		31

 mPHASE TECHNOLOGIES, INC.

(A Development Stage Company)

Consolidated Balance Sheets

	June 30,	March 31,
	2005	2006
ASSETS		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$351,185	$4,319,754
Accounts receivable, net of bad debt reserve of $0 for each period	533,841	176,158
Stock subscription receivable	460,000	-
Inventories, net	490,142	453,095
Prepaid expenses and other current assets	25,622	72,754
TOTAL CURRENT ASSETS	1,860,790	5,021,761

Property and equipment, net	162,692	338,419
Patents and licensing rights, net	141,451	96,797
Other Assets	67,250	50,000
TOTAL ASSETS	2,232,183	5,506,977

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	1,691,338	727,050
Accrued expenses	431,765	1,237,790
Due to related parties	721,569	108,616
Notes payable, related parties	277,000	-
Current portion of long term debt	413,537	338,618
TOTAL CURRENT LIABILITIES	3,535,208	2,412,074

Long-term debt, net of current portion	100,000	-
Other Liabilities	214,709	360,410

COMMITMENTS AND CONTINGENCIES (Note 10)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, stated value $.01, 500,000,000 shares authorized; 145,048,832 and 275,115,391 shares issued and outstanding at June 30, 2005 and March 31, 2006, respectively	1,450,489	2,751,154
Additional paid in capital	123,949,156	146,004,971
Deficit accumulated during development stage	(127,009,407)	(146,013,659)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,617,735)	2,734,493
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,232,183	$5,506,977

The accompanying notes are an integral part of these financial statements.

mPHASE TECHNOLOGIES, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		October 2, 1996 (Date of Inception) to March 31
	2005	2006	2006

REVENUES	$564,316	$284,197	$22,153,124
COSTS AND EXPENSES
Cost of Sales (including $110,989 and $144,742 incurred with related parties in 2005 and 2006 respectively)	448,312	256,404	16,088,833
Research and development (including non-cash stock related charges of $0, $65,300 and $2,315,519, respectively)	1,710,866	2,298,183	49,664,491
General and Administrative (including non-cash stock related charges of $1,636,028, $3,335,275 and $54,885,575, respectively)	2,455,345	4,819,598	91,643,130
Depreciation and amortization	18,245	16,880	3,010,230

TOTAL COSTS AND EXPENSES	4,627,768	7,391,065	160,406,684

LOSS FROM OPERATIONS	(4,063,452)	(7,106,868)	(138,253,560)

OTHER INCOME (EXPENSE)
Gain (Loss) on extinguishments and settlements	(244,614)	(498,116)	(6,123,893)
Minority interest loss in consolidated subsidiary	-	-	20,000
Capital losses	(1,447)	-	(48,669)
Loss from unconsolidated subsidiary	-	-	(1,466,467)
Interest Income (expense), net	(36,935)	(5,214)	(141,070)
TOTAL OTHER INCOME (EXPENSE)	(282,996)	(503,330)	(7,760,099)

NET LOSS	$(4,346,448)	$(7,610,198)	$(146,013,659)

LOSS PER COMMON SHARE, basic and diluted	$(.04)	$(.03)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, basic and diluted	120,015,504	262,539,165

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended March 31,		October 2, 1996 (Date of Inception) to March 31,
	2005	2006	2006

REVENUES	$1,039,003	$832,999	$22,153,124
COSTS AND EXPENSES
Cost of Sales (including $426,909 and $689,191 incurred with related parties in 2005 and 2006 respectively)	823,217	729,475	16,088,833
Research and development (including non-cash stock related charges of $0, $200,850 and $2,315,519, respectively)	3,977,251	6,120,253	49,664,491
General and Administrative (including non-cash stock related charges of $2,763,861, $4,510,350 and $54,885,575, respectively)	5,416,357	8,002,079	91,643,130
Depreciation and amortization	36,527	57,644	3,010,230

TOTAL COSTS AND EXPENSES	10,253,352	14,909,451	160,406,684

LOSS FROM OPERATIONS	(9,214,349)	(14,076,452)	(138,253,560)

OTHER INCOME (EXPENSE)
Gain (Loss) on extinguishments and settlements	(99,393)	(4,902,302)	(6,123,893)
Minority interest loss in consolidated subsidiary	-	-	20,000
Capital losses	(38,358)	-	(48,669)
Loss from unconsolidated subsidiary	-	-	(1,466,467)
Interest Income (expense), net	(132,140)	(25,498)	(141,070)
TOTAL OTHER INCOME (EXPENSE)	(269,891)	(4,927,800)	(7,760,099)

NET LOSS	$(9,484,240)	$(19,004,252)	$(146,013,659)

LOSS PER COMMON SHARE, basic and diluted	$(.09)	$(.09)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, basic and diluted	101,062,839	211,186,500

The accompanying notes are an integral part of these consolidated financial statements.

 mPHASE TECHNOLOGIES, INC.

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

(Unaudited)

				Additional		Total
		$.01 Stated	Treasury	Paid-in	Accumulated	Stockholders’
	Shares	Value	Stock	Capital	Deficit	Equity (Deficit)

Balance June 30, 2005	145,048,832	$1,450,489	$(7,973)	$123,949,156	$(127,009,407)	$(1,617,735)

Issuance of common stock pursuant to the exercise of warrants, net of cash expenses of $108,000	15,807,006	158,070	-	2,599,654	-	2,757,724

Issuance of common stock with warrants in private placements, net of cash expenses of $674,567	72,506,191	725,061	-	9,320,755	-	10,045,816

Issuance of common stock for services	10,350,000	103,500	-	2,074,500	-	2,178,000

Conversion of related party and strategic vendor debts to common stock and warrants	3,277,778	32,778	-	557,222	-	590,000

Stock options awarded to consultants, employees and officers	-	-	-	2,617,200	-	2,617,200

Issuance of additional shares and warrants to effect revised pricing on previous private offering charged to expense	28,125,584	281,256	-	4,886,484	-	5,167,740

Net loss	-	-	-	-	(19,004,252)	(19,004,252)

Balance, March 31, 2006	275,115,391	$2,751,154	$(7,973)	$146,004,971	$(146,013,659)	$2,734,493

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,		October 2, 1996 (Date of Inception) to March 31,

	2005	2006	2006
Cash Flow From Operating Activities:
Net Loss	$(9,484,240)	$(19,004,252)	$(146,013,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	193,650	140,862	6,751,691
Book Value of fixed assets disposed	-	-	74,272
Provision for doubtful accounts	-	-	32,124
Gain on debt extinguishments	99,393	(265,468)	(1,037,654)
Loss on unconsolidated subsidiary	-	-	1,466,467
Impairment of note receivable	17,250	17,250	250,000
Loss on securities	38,358	-	48,669
Non-cash charges relating to issuance of common stock, common stock options and warrants	2,763,661	9,962,940	62,757,894
Changes in assets and liabilities:
Accounts receivable	(290,803)	357,683	(208,282)
Inventories	160,209	37,047	(457,656)
Prepaid expenses and other current assets	(88,442)	(47,132)	8,307
Other non-current assets	-	-	(627,182)
Accounts payable	539,344	(914,257)	3,329,241
Accrued expenses	395,892	806,025	2,474,305
Due to/from related parties
Microphase	92,083	(150,034)	2,487,025
Janifast	(234,166)	(231,698)	2,725,270
Officers	(86,169)	(73,600)	429,356
Lintel	-	-	477,000
Others	(179,472)	-	179,472
Receivables from Subsidiary	-	-	(150,000)
Deferred revenue	(214,180)	-	-
Net cash used in operating activities	(6,277,632)	(9,364,634)	(65,003,340)
Cash Flow from Investing Activities:
Payments related to patents and licensing rights	(50,836)	-	(450,780)
Purchase of fixed assets	(107,481)	(271,535)	(3,034,557)
Net Cash used in investing activities	(158,317)	(271,535)	(3,485,337)
Cash Flow from Financing Activities:
Proceeds from issuance of common stock and exercises of options and warrants	6,938,033	13,877,057	72,743,250
Payments of notes payable	(129,301)	(174,919)	(462,726)
Advances from Microphase Corporation	-	-	347,840
Proceeds from notes payable-officers	600,000	-	868,000
Repayments of notes payable-officers	(825,000)	(97,000)	(680,000)
Repurchase of treasury stock at cost	-	-	(7,973)
Net cash provided by financing activities	6,583,732	13,605,138	72,808,391
Net increase in cash and equivalents	147,783	3,968,969	4,319,754
CASH AND CASH EQUIVALENTS, beginning of period	90,045	351,185	-
CASH AND CASH EQUIVALENTS, end of period	$237,828	$4,319,754	$4,319,754

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

mPhase Technologies, Inc. (the "Company") was organized on October 2, 1996. On February 17, 1997, the Company acquired Tecma Laboratories, Inc. ("Tecma") in a transaction accounted for as a reverse merger. On June 25, 1998, the Company acquired Microphase Telecommunications, Inc. ("MicroTel"), through the issuance of 2,500,000 shares of its common stock in exchange for all the issued and outstanding shares of MicroTel. The assets acquired in this acquisition were patents related to the mPhase line of DSL component products (e.g., POTS Splitters) and patent applications utilized in the Company's legacy Traverser(TM) Digital Video Data Delivery System ("Traverser"). The primary business of the company is to design, develop, manufacture and market its software/middleware solution that enables telephone service providers to deliver feature rich broadcast television, high-speed internet and voice over any infrastructure that utilizes internet protocol (the IPTV solution.). Additionally, the Company sells digital subscriber line (DSL) component products that include its new Broadband Loop Watch product that enables telephone service providers to perform loop diagnostic testing of its system for deployment and maintenance of DSL data as well as microfilters and pots splitters. Since February of 2004, the Company has also engaged Lucent Technologies Inc. to develop a new generation of power cells with an extremely long shelf life using the science of nanotechnology. In March of 2005 the Company engaged Lucent Technologies to develop a magnetometer or electronic sensor using the science of nanotechnology. The Company believes that both products being developed using the science of nanotechnology will initially have military applications.

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

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ending March 31, 2006 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2005.

Through March 31, 2006, the Company had incurred cumulative (a) development stage losses totaling approximately $146,013,659, (b) stockholders’ equity of $2,734,493, and (c) negative cash flow from operations equal to $65,003,340. At March 31, 2006, the Company had $4,319,754 of cash, cash equivalents and $176,158 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

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

RECLASSIFICATIONS - Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation. The most substantial reclassification in these financial statements is for charges for reparation expenses for equity issued to investors for market value adjustments previously included in general and administrative expenses which are now included in the other income and expense category entitled "Gains (Losses) on extinguishments and settlements."

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

STOCK-BASED COMPENSATION: On July 1, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment" (SFAS 123R). SFAS 123R revised SFAS 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The Company adopted FAS 123R using the "modified prospective" method, whereby fair value of all previously-granted employee stock-based arrangements that remained unvested at July 1, 2005 and all grants made on or after July 1, 2005 have been included in the Company's determination of stock-based compensation expense for the three and Nine months ended March 31, 2005. The Company has not restated its operating results for the three and six months ended March 31, 2004 to reflect charges for the fair value of employee stock-based arrangements.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

STATEMENT OF CASH FLOW SUPPLEMENTAL INFORMATION

	Nine Months Ended March 31,
	2005	2006

Interest Paid	$11,587	$-
Taxes Paid	$-	$-

Schedule of Non-Cash Activities:
Conversion of accounts payable and accrued expenses to equity	$743,950	$410,000
Conversion of interest accrued to equity	26,225	-
Conversion of notes payable to equity	261,249	180,000
Total liability to equity conversions	$1,031,424	$590,000

Private placement reparation expense - additional issuance of shares	$185,721	$5,167,740

Non-cash compensation to consultants, employees and officers	$2,578,140	$4,795,200

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

Microphase also charges fees for specific projects on a project-by-project basis. During the Nine months ended March 31, 2005 and 2006 and from inception (October 2, 1996) to March 31, 2006 $135,000, $261,583 and $7,406,210 respectively, have been charged to expense or inventory under these Agreements and is included in operating expenses in the accompanying consolidated statements of operations.

The Company is obligated to pay a 3% royalty to Microphase on revenues from its proprietary Traverser™ Digital Video and Data Delivery System and DSL component products. For the Nine months ended March 31, 2005 and 2006, mPhase recorded royalties to Microphase totaling $129,679 and $25,759, respectively.

As a result of the foregoing transactions as of March 31, 2006, the Company had a $2,865 payable to Microphase. Additionally, at March 31, 2006, there are no undelivered purchase orders that remain outstanding to Microphase.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the Nine months ended March 31, 2005 and 2006 and the period from inception (October 2, 1996) to March 31, 2006, $448,208, $241,472 (net of offset charges) and $15,755,841, respectively have been charged by Janifast to inventory or expense and is included in operating expenses in the accompanying statements of operations.

As a result of the foregoing transactions as of March 31, 2006, the Company had $84,400 payable to Janifast, which is included in amounts due to related parties in the accompanying balance sheet. Additionally, at March 31, 2006, there were no undelivered purchase orders outstanding to Janifast Ltd.

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

As of March 31, 2006, the Company made each payment owed to Piper Rudnick LLP.

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. During the three months and nine months ended March 31, 2006, Mr. Biderman's current firm Eagle Advisers, Inc. has acted as a finder of money in connection with finder's fees of $470,500 and $782,567 respectively. In addition the Board of Directors compensated Mr. Durando and Mr. Dotoli with 5,000,000 shares of common stock and 2,500,000 shares of common stock, respectively, during the third quarter of fiscal year 2006 as additional compensation for the performance of their duties as officers and directors of the Company. Mr. Smiley, was authorized by the Board, to exercise a financing warrant at $.18 issued in connection with his participation in prior private placements of the Company and received certain reparation shares on the same terms and conditions as other investors in said private placements except that Mr. Smiley was permitted to tender free-trading shares in lieu of cash in connection with the exercise of such warrant.  Pursuant to such transaction, Mr. Smiley tendered a net total of 906,332 free trading shares and received a total net share increase of 1,577,206 shares in the form of restricted shares. In addition, consistent with the terms given to other investors participating in the January 2006 Private Placement, Mr. Smiley received a replacement 5 year warrant to purchase 1,647,877 additional shares of the Company’s common stock at $.21 per share. All shares of such Related Parties have recently been registered as part of  the Company’s S-1 Registration Statement effective May 15, 2006.

3. INVENTORIES

Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists mainly of the Company's POTS Splitter shelves and cards. At March 31, 2006 inventory is comprised of the following:

Raw materials	$58,570
Work in progress	21,250
Finished goods	578,917
Total	658,737
Less: Reserve for Obsolescence	(205,642)
Net Inventory	$453,095

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Utilization of net operating losses generated through March 31, 2006 may be limited due to changes in ownership that have occurred.

5. ACCRUED EXPENSES

Accrued expenses representing accrued general and administrative expenditures were $1,237,790 at March 31, 2006. At March 31, 2006 unpaid invoices for expenses for research and development expenses incurred with Lucent Technologies, Inc. totaling $883,400 were included in accounts payable.

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

During the three months ended March 31, 2005 and ended March 31, 2006, mPhaseTelevision.Net, Inc., was charged $0 and $0, respectively for fees and costs by its joint venture partner and its affiliates. Pursuant to an agreement dated as of June 18, 2002, mPhaseTelevision.Net has terminated its lease of the earth station and AlphaStar and its affiliated entity have converted certain accounts payable into shares of the Company's common stock. Additionally, under this Agreement, mPhase is obligated to pay AlphaStar and its affiliates $35,000, which is included in amounts due to related parties in the accompanying consolidated balance sheet.

7. EQUITY TRANSACTIONS

During the quarter ended March 31, 2006, the Company issued 35,460,784 shares of its common stock together with a like amount of 5 year warrants to purchase one share each of the Company's common stock, with an exercise price of $.18 per share and $.18 per share respectively in private placements generating net proceeds of $5,103,488 which was collected during the three month period ended on March 31, 2006. The Company also issued 3,487,840 shares of its common stock together with a like amount of warrants to affect revised pricing on previous private offerings.

Also during the quarter ended March 31, 2006, the Company issued 13,892,720 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $2,417,867 to the Company. On January 1, 2006, the Company issued stock options to employees and officers for the right to purchase 9,762,500 shares. Pursuant to the adoption of FAS 123(R), the Company recognized an expense in the amount of $1,405,575, of which $65,300 has been included in research and development expense. The fair value of options granted in 2006 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 108.5%, based on a risk-free interest rate of 4.4% and expected option life of 3 years.

During the quarter ended March 31, 2006, the Board of Directors compensated Mr. Durando and Mr. Dotoli with 5,000,000 shares of common stock and additional options to purchase 1,000,000 shares of common stock and 2,500,000 shares of common stock and additional options to purchase 750,000 shares of common stock, respectively, as additional compensation for the performance of their duties as officers and directors of the Company. The Board also authorized the issuance of 2,000,000 to certain employees and 400,000 to a consultant. The stock was valued at $.21 per share, the fair value on the date of the awards.

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. SHARE BASED COMPENSATION

Prior to July 1, 2005, the Company accounted for employee stock-based grants under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" for the quarter and nine months ended March 31, 2005:

	Three Months Ended	Nine Months Ended
	March 31, 2005	March 31, 2005

Net loss, as reported	$(4,346,269)	$(9,484,240)
Add: Stock-based employee compensation expense
included in reported net income, net of related tax effects	131,750	131,750
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(131,750)	444,396
Pro forma net loss	$(4,346,268)	$(9,786,886)

Loss per share:
Basic and diluted-as reported	$(.04)	$(.09)
Basic and diluted-pro forma	$(.04)	$(.09)

9. DEBT CONVERSIONS AND EXTENSIONS

During the nine months ending March 31, 2006, accounts payable in the amount of $189,061 and a note payable in the amount of $180,000 owed by mPhase to Microphase Corporation were cancelled in exchange for the 2,050,000 shares of common stock and a 5 year warrant to purchase a like amount of shares at $.18. In addition for such period, Janifast Ltd. cancelled $171,000 of accounts payable owed by mPhase in exchange for 950,000 shares of common stock and a 5 year warrant to purchase a like amount of shares at $.18 per share.  Additionally, a strategic vendor converted $50,000 of accounts payable into 277,778 shares with a like amount of warrants.

10. COMMITMENTS AND CONTINGENCIES

The Company has entered into various agreements with Georgia Tech Research Corporation ("GTRC"), pursuant to which the Company receives technical assistance in developing the commercialization of its Digital Video and Data Delivery System (DVDDS). The amounts incurred by the Company for GTRC technical assistance with respect to its research and development activities and included in the accompanying consolidated statement of operations for the six months ending March 31, 2005 and 2006 and for the period from inception through March 31, 2006 totaled approximately $0, $0 and $13,539,952 respectively.

If and when sales commence utilizing this particular technology, the Company will be obligated to pay to GTRC a royalty of up to 5% of sales of the Traverser™ DVDDS.

As of March of 2006, the Company is negotiating an additional 12 month extension of a Development Agreement with Lucent Technologies, Inc. relating to Micro-Power Source Arrays Fabricated Using Nanotextured, Superhydrophobic Materials. The first product expected to be completed through this exploratory research effort is a battery with a very long shelf life for military field applications. Under such contract the Company will be obligated to pay Lucent a total of $1.2 million payable in installments of $100,000 per month through February of 2007. In addition in March of 2005 the Company is also negotiating an extension of a second 12 month Development Agreement with Lucent for the development of a magnetometer using the science of nanotechnology at a total cost of $1.2 million payable through February of 2007.

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

11. CONCENTRATIONS

During the nine months ended March 31, 2006, 74% of reserves were derived from two customers.

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

RESULTS OF OPERATIONS

OVERVIEW

mPhase, a New Jersey corporation, founded in 1996 is a publicly-held company with over 15,000 shareholders and approximately 277 million shares of common stock outstanding. The Company's common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. We are headquartered in Norwalk, Connecticut with offices in Little Falls, NJ and New York, N.Y. mPhase shares common office space with Microphase Corporation, a privately held company. Microphase is a leader in the field of radio frequency and filtering technologies within the defense and telecommunications industry. It has been in operation for over 50 years and supports mPhase with both engineering and administrative and financial resources as needed.

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

Non-Cash compensation charges. The Company makes extensive use of stock options and warrants as a form of compensation to employees, directors and outside consultants. We incurred non-cash compensation charges totaling $57,201,094 from inception (October 2, 1996) through March 31, 2006, of which $2,315,519 was included in research and development expenses and $54,885,575 was included in general and administrative expenses.

General and administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for personnel engaged in direct marketing of the TV+, the POTS Splitter Shelves and other DSL component products and Nanotechnology battery product, as well as support functions including executive, legal and accounting personnel. Certain administrative activities are outsourced on a monthly fee basis to Microphase Corporation. Finally, mPhase leases the principal office from Microphase Corporation. Non-cash compensation charge. The Company makes extensive use of stock options and warrants as a form of compensation to employees, directors and outside consultants. From inception (October 2, 1996) through March 31, 2006 the Company has incurred cumulative (a) development stage losses of $146,013,659, (b) an accumulated deficit of $146,004,971, and (c) negative cash flow from operations of $65,003,340. The auditors report for the fiscal year ended June 30, 2005 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". Management estimates that the Company needs to raise approximately $5,000,000-$10,000,000 during the next 12 months to continue its present level of operations. As of March 31, 2006, the Company had a net worth of $2,734,493 compared to a negative net worth of $1,617,735 as of June 30, 2005 as a result of continuing net losses incurred after June 30, 2005.

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

20.

THREE MONTHS ENDED MARCH 31, 2006 VS. March  31, 2005

REVENUE

Total revenues were $284,197 for the three months ended March 31, 2006 compared to $564,316 for the three months ended March 31, 2005. The decrease was primarily attributable to a decreased demand of the Company's POTS Splitter product line. The Company continues to believe that its line of POTS Splitter products is positioned to be competitively priced with high reliability and connectivity, and as such has the potential to be a part of continuing DSL deployment worldwide. The Company cannot predict when a new upturn in sales of its POTS Splitter product might begin. The revenue was primarily from one customer, Covad Communications.

COST OF REVENUES

Cost of sales were $256,404 for the three months ended March 31, 2006 as compared to $448,312 in the comparable prior period in 2004, representing 80% of gross revenues for the quarter ended March 31, 2006 and 83% for the quarter ended March 31, 2005, respectively. Our margins have contracted dramatically over the past three years as spending among the telecommunications providers has contracted, coupled with downward pressures related to the supply and demand of telecommunications products. Margins for the quarter ended March 31, 2006, decreased by 11% over the margins for the same period ended March 31, 2005 due primarily due to continued weak demand for POTS Splitters and global commodity price pressure on telecommunications equipment products in general.

RESEARCH AND DEVELOPMENT

Research and development expenses were $2,298,183 for the three months ended March 31, 2006 as compared to $1,710,866 during the comparable period in 2005 or an increase of $587,317. This consists of increased spending in development and testing of Release 3.0 of the TV+ product testing and deployment for a Russia telecommunications provider and  exploratory development activity of the new magnetometer as well as the power cell products using the science of Nanotechnology. Both areas represent activities contracted though Lucent Technologies and other vendors such as Magpie, Latens, Velonkani, and Espial and managed by mPhase. Also spending for continued development of the Company's Broadband Loop Watch product account for expenditures of $46,684 with Microphase Corporation and $522,400 with Lucent Technologies, Inc.

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

GENERAL AND ADMINISTRATIVE EXPENSES

 Selling, general and administrative expenses were $4,819,598 for the three months ending March 31, 2006 up from $2,455,345 or an increase of $2,364,253 from the comparable period in 2005. The increase in the selling, general and administrative costs includes non-cash charges relating to the issues of common stock and options to employees and consultants, which totaled $3,335,275 for the three months ended March 31, 2006 as compared to $1,636,028 for the comparable period ended March 31, 2005 resulting in an increase of $1,699,247. Additionally travel expenses decreased by $183,576 and decreased spending in advertising, trade shows and marketing and resulting expenses amounted to an aggregate of approximately $58,946. The balance of decreased spending in selling salaries and payroll fringes of approximately $564,023 in the three months ended March 31 2006 account for the major components of the increases in the general and administrative expenses. We expect sales and travel expenses to grow as the Company approaches the deployment of its TV+ products in the future.

Other Income and Expenses

Included in other income and expenses for the three months ended March 31, 2006 were losses on extinguishments and settlements of $498,116 as compared to $244,614 for the same period in the prior year. Of this amount, $733,446 represented a charge for the issuance of approximately 3.5 million shares of Common Stock to certain investors for a corrective market value adjustment and $275,330 represented an offset for gains on the extinguishment of liabilities.

 In the three months ended March 31, 2006 a total of 3,487,840 additional shares were issued in order to cause the average price of prior private placement units to be "marked down" to $.18 per share have been accounted for as "reparation" shares and 1,494,840 of the additional shares were recorded as "Additional Paid in Capital" in proportion with a reasonable allocation for incentive costs of new investment dollar amounts in connection with private placements of the Companies common stock and warrants to purchase common stock.

DEPRECIATION AND AMORTIZATION

Total Depreciation for the three months ended March 31, 2006 was $101,463 as compared to $63,779 for the three months ended March 31, 2005 or an increase of $60,785. A total of $83,218 and $46,899 of such depreciation was allocated to research and development for the three months ended March 31, 2006 and 2005 respectively. The remaining $18,245 and $16,880 was included in depreciation and amortization expense, respectively. The increase is a result of increased outlays for capital expenditures previously shown for the period ended March 31, 2005. We expect to increase capital expenditures in connection with the deployment of equipment at test sites with various telecommunications service providers globally as deployment of our TV+ product progresses.

NET LOSS

The Company recorded a net loss of $7,610,198 for the three months ended March 31, 2006 as compared to a loss of $4,346,488 for the three months ended March 31, 2005. This represents a loss per common share of $.03 for the three month period ended March 31, 2006 as compared to a loss per common share of $.01 for the three months ending March 31, 2005; based upon weighted average common shares outstanding of 262,539,165 and 120,015,504 during the periods ending March 31, 2006 and 2005, respectively. Approximately $733,500 of the increase in the Company's net loss was the result of a one time reparation payment in connection with the reduction in the strike price of certain warrants and issuance of additional shares in connection with private placements during the months of January and February of 2006 that raised a total of $3,062,200 for the Company and 3,400,575 represent non cash equity compensation.

The Company believes the initial major deployments and the resultant revenues of its Flagship product, the TV+ platform, are not expected until the fourth quarter of fiscal year 2006, which along with any upturn of spending in the telephone industry will also increase sales and improve the Company's margins and provide the Company with the opportunity to attain profitability.

22.

NINE MONTHS ENDED MARCH 31, 2006 VS. MARCH 31, 2005

REVENUE

Total revenues were $832,999 for the nine months ended March 31, 2006 compared to $1,039,003 for the nine months ended March 31, 2006. The increase was attributable primarily to weak sales of the Company's POTS Splitter product line offset, in part, by sales of the Company’s IPOTS-1 product as compared to such quarters in fiscal year 2005. There remains continued volatility in capital spending in the telecommunications market, including customers that order component products from the Company. The Company is in the process of reevaluating its line of POTS Splitter products to ensure that such products will continue to be competitively priced with high reliability and connectivity, and as such has the potential to be a significant part of DSL deployment worldwide. The Company cannot predict future demand for such product line.

COST OF REVENUES

Cost of sales was $729,475 for the Nine months ended March 31, 2006 as a result of a decrease in sales for the third quarter  of  2006 as compared to $823,217 in the  period ended March 31, 2005. and constituted 12% and 21% of gross revenues, for the Nine months ended March 31, 2006 and 2005, respectively. The margins have decreased during the current period as spending among the telecommunications service providers continues to be volatile together with an increase in competition from global providers of such products resulting in commodity pricing.

RESEARCH AND DEVELOPMENT

Research and development expenses were $6,120,253 for the nine months ended March 31, 2006 as compared to $3,977,251 during the comparable period in 2005; or an increase of $2,143,002 from the comparable period in 2005. The Company incurred all of its research and development expenses with unrelated third party vendors including Lucent, Magpie Insiders, Inc., Espial, Velankani and other strategic vendors for the nine months ended March 31, 2006 which totaled $4,530,681 as compared to $2,944,595 incurred with vendors other than Microphase during the comparable period in 2005. The increase in the research and development expenses includes non-cash charges relating to the issuance of common stock and options to employees and consultants, which totaled $2,315,519 for the nine months ended March 31, 2006 as compared to $200,850 for the comparable period ended March 31, 2005 resulting in an increase of $2,114,669.

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

The changes in Research and Development expenses for the Nine-month period ended March 31, 2006 as compared to the nine month period ended March 31, 2005 included the following significant items:

1. An increase of charges from Lucent Technologies of $1,134,549

2. An increase of depreciation related to research and development of $73,078 from $156,296 to $83,218.

3. An increase of expenses with Microphase and other strategic vendors of $1,396,132

Charges from Lucent Technologies Inc. totaled $3,740,949 for the Nine months ended March 31, 2006 as compared to $2,606,400 for the same period ended March 31, 2005. Such charges consisted of $1,620,000 for development of the TV+ product and $2,000,000 incurred with respect to the Company's new Nanotechnology product line.

23.

Operations of the Company's joint venture, mPhase Television.net.  Costs incurred by the joint venture during the nine months ending March 31, 2006 were $0 as compared to $0 for the Nine months ending March 31, 2005.                                                  23

GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $8,002,079 for the Nine months ended March 31, 2006 up from $5,416,357, an increase of $2,585,722 from the comparable period in 2005. The increase in the selling, general and administrative costs includes non-cash charges relating to the issues of common stock and options to employees and consultants, which totaled $4,510,350 for the Nine months ended March 31, 2006 as compared to $2,763,861 for the comparable period ended March 31, 2005 resulting in an increase of $1,746,489. Additionally travel expenses increased by $118,000 and increased spending in advertising, trade shows and marketing and resulting expenses amounted to an aggregate of $125,000. The balance of increased spending in selling salaries and payroll fringes of approximately $511,000 in the Nine months ended March 2006 account for the major components of the increases in the general and administrative expenses. We expect sales and travel expenses to grow as the Company approaches the deployment of its TV+ products in the future.

DEPRECIATION AND AMORTIZATION

Total Depreciation for the Nine months ended March 31, 2006 was $140,862 of as compared to $193,650 for the Nine months ended March 31, 2005.or an increase  of $52,788. A total of $83,218 and $157,213 of such depreciation was allocated to research and development for the nine months ended March 31, 2006 and 2005 respectively. The remaining $57,644 and $36,527 was included in depreciation and amortization expense respectively. The increase is a result of the expansion of the Company's marketing efforts and signals the end of reduced outlays for capital expenditures previously shown in its two most recent fiscal years. We expect to increase capital expenditures in connection with the deployment of equipment at test sites with various telecommunications service providers globally as deployment of our TV+ product progresses.

OTHER INCOME AND EXPENSES

Included in other income and expenses for the nine months ended March 31, 2006 were losses on extinguishments and settlements of $4,902,302 as compared to $99,393 for the same period in the prior year. For the period ending March 31, 2006 included in this amount is approximately $5.2 million for a charge for the issuance of approximately 28 million shares of Common Stock to certain investors for a corrective market value adjustment offset by $265,438 of gains from extinguishments.

A total of 28,125,584 additional shares were issued in order to cause the average price of prior private placement units to be "market down" to $.18 per share have been accounted for as "reparation" shares and 12,053,822 of the additional shares were recorded as "Additional Paid in Capital" in proportion with a reasonable allocation for incentive costs of new investment dollar amounts.

NET LOSS

The Company recorded a net loss of $19,004,252 for the Nine months ended March 31, 2006 as compared to a loss of $9,484,240 for the Nine months ended March 31, 2005. This represents a loss per common share of $.09 for the Nine month period ended March 31, 2006 as compared to a loss per common share of $.09 for the Nine months ending March 31, 2005; based upon weighted average common shares outstanding of 211,186,500 and 101,062,839 during the periods ending March 31, 2006 and 2005, respectively.

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

STOCK-BASED COMPENSATION

On July 1, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment" (SFAS 123R). SFAS 123R revised SFAS 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The Company adopted FAS 123R using the "modified prospective" method, whereby fair value of all previously-granted employee stock-based arrangements that remained unvested at July 1, 2005 and all grants made on or after July 1, 2005 have been included in the Company's determination of stock-based compensation expense for the three and Nine months ended March 31, 2006. The Company has not restated its operating results for the three and Nine months ended March 31, 2005 to reflect charges for the fair value of employee stock-based arrangements.

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

MATERIAL RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase's President, Chief Operating Officer and Chairman of the Board of the Company are also officers of Microphase and mPhase's president and chairman of the board are shareholders of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, in July 2003 it was further revised to $5,000 per month for technical research and development, $5,000 per month for administrative services and $5,000 per month under the office space agreement.

Microphase also charges fees for specific projects on a project-by-project basis. During the nine months ended March 30, 2005 and 2006 and from inception (October 2, 1996) to March 31, 2006, $135,000, $261,583 and $7,406,210 respectively, have been charged to expense or inventory under these Agreements and is included in operating expenses in the accompanying consolidated statements of operations.

The Company is obligated to pay a 3% royalty to Microphase on revenues from its proprietary Traverser(TM) Digital Video and Data Delivery System and DSL component products. For the nine months ended March 31, 2005 and 2006, mPhase recorded royalties to Microphase totaling $129,679 and $108,266, respectively.

As a result of the foregoing transactions as of March 31, 2006, the Company had a $2,865 payable to Microphase. Additionally, at March 31, 2006, there are no undelivered purchase orders that remain outstanding to Microphase.

JANIFAST LTD.

The Company purchases products and incurs certain research and development expenses with Janifast Ltd., which is owned by U.S. Janifast Holdings, Ltd., a company in which three directors of mPhase are significant shareholders and one is an officer, in connection with the manufacturing of POTS Splitter shelves and component products including cards and filters sold by the Company.

During the nine months ended March 31, 2005 and 2006 and the period from inception (October 2, 1996) to March 31, 2006, $448,208, $241,472 (net of offset charges) and $15,755,841, respectively have been charged by Janifast to The Company for components of inventory or cost of sales expense that is included in operating expenses in the accompanying statements of operations.

As a result of the foregoing transactions as of March 31, 2006, the Company had $84,400 payable to Janifast, which is included in amounts due to related parties in the accompanying balance sheet. Additionally, at March 31, 2006, approximately $788,891 of undelivered purchase orders remain outstanding to Janifast ltd.

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

As of March 31, 2006, the Company made each payment owed to Piper Rudnick LLP.

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. During the three months and nine months ended March 31, 2006, Mr. Biderman's current firm Eagle Advisers, Inc. has acted as a finder of money in connection with finder's fees of $470,500 and $782,567 respectively. In addition Mr. Bidderman, was compensated by the Board of Directors of the Company during the third quarter ended March 31, 2005 with 500,000 shares of common stock.

During the Nine month period ended December 31, 2006, Mr. Durando, Mr. Dotoli and Mr. Smiley made bridge loans to the Company in the aggregate amounts of $50,000, $100,000 and $150,000. All of the loans have been repaid as of March 31, 2006. During the nine month period ended March 31, 2006, the Board of the Directors of the Company authorized additional compensation as follows:

1. Mr. Durando received 5,000,000 shares of common stock, a 5 year stock option at $.18 per share for 4,000,000 shares of common stock and a 5 year stock option at $.21 per share for 1,800,000 shares.

2. Mr. Dotoli received 2,500,000 shares of common stock, a 5 year stock option at $.18 per share for 1,800,000 shares of common stock and a 5 year stock option at $.21 per share for 1,800,000 shares.

3. Mr. Smiley received a 5 year stock option at $.18 per share for 550,000 shares of common stock and a 5 year stock option at $.21 per share for 500,000 shares of common stock.  In addition Mr. Smiley, was authorized by the Board, to exercise a financing warrant at $.18 issued in connection with his participation in prior private placements of the Company and received certain reparation shares on the same terms and conditions as other investors in said private placements except that Mr. Smiley was permitted to tender free-trading shares in lieu of cash in connection with the exercise of such warrant.  Pursuant to such transaction, Mr. Smiley tendered  a net total of 906,332 free trading shares and received a total net share increase of 1,577,206 shares in the form of restricted shares. In addition, consistent with the terms given to other investors participating in the January 2006 Private Placement, Mr. Smiley received a replacement 5 year warrant to purchase 1,647,877 additional shares of the Company's common stock at $.21 per share. All shares of such Related Parties have recently been registered  as part of  the Company's S-1 Registration Statement effective May 15, 2006.

	(Unaudited)
Charges and Expenses with Related Parties:	Nine months ended March 31,
	2005	2006
Charges incurred with Janifast Ltd. included in:	398,715	241,472
Cost of sales and ending inventory	398,715	241,742
Total Janifast Ltd.

Charges incurred with Microphase Corp. included in:
Cost of sales and ending inventory (Including Royalties)	11,784	132,168
Research and development	44,000	171,583
General and administrative	147,213	136,234
Total Microphase Corp.	199,997	439,986

Total Charges and Expenses with Related Parties	598,712	681,458

Included in Cost of Sales in the Consolidated
Statements of Operations (including changes in inventory):

Janifast Ltd.	398,715	557,023
Microphase (including royalties)	28,194	132,168

Total Related Party Expenses Included In Cost of Sales	426,909	689,191

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006 mPhase had working capital of $2,609,687 as compared to working capital deficit of $1,674,418 at March 31, 2005. Through March 31, 2006, the Company had incurred development stage losses totaling approximately $145,542,171. At March 31, 2006, the Company had $4,319,754 of cash, cash equivalents and $176,158 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) the successful wide scale development, deployment and marketing of its products.

Historically, mPhase has funded its operations and capital expenditures primarily through private placements of common stock. Management expects that its ongoing financial needs will be provided by financing activities and believes that the sales of its line of POTS Splitter products and other related DSL component products will provide some offset to cash flow used in operations, although there can be no assurance as to the level and growth rate of such sales in future periods as seen with quarter to quarter fluctuations in component sales. At March 31, 2006, the Company had cash and cash equivalents of $4,319,754 compared to $351,185 at June 30, 2005, accounts receivable of $176,158 and inventory of $453,095. This compared to $533,841 of accounts receivable and $490,142 of inventory at June 30, 2006.

Cash used in operating activities was $9,113,725 during the nine months ending March 31, 2006. The cash used by operating activities principally consists of the net loss, and significant changes in assets and liabilities, including additional cash used by decreasing accounts payable by $863,378 offset by increased accrued expenses by approximately $1,006,025 and by  depreciation and amortization of $140,832, and by non-cash charges of $9,962,940for common stock options and warrants issued for services and reparations. The Company does not expect decreases of inventory to be as significant in upcoming quarters, yet we will not need to increase inventory until the roll out of our TV+ platform.

The Company has entered into various agreements with GTARC, pursuant to which the Company receives technical assistance in developing the Digital Video and Data Delivery System. The Company has incurred expenses in connection with technical assistance from GTARC totaling approximately $0, $0, for the three month periods ended March 31, 2006 and 2005, respectively, and $13,539,932 from the period from inception through March 31, 2006. GTRC may receive a royalty of up to 5% from any future sales by the Company of its legacy TraverserTM DVDDS product.

As of March 31, 2006, mPhase is obligated to pay Lucent Technologies, Inc., the sum of $313.6 in 2 payments of $156.8 each against project milestones under its current Development Agreement for development of Version 3.0 of its TV+ product. In addition, the Company is obligated to make payments of $100,000 per month through February of 2006 under a separate Development Agreement with Lucent covering development of its new battery developed through the science of Nanotechnology as well as $100,000 per month through March of 2006 to Lucent in connection with development of its magnetometer product line using the science of Nanotechnology. All amounts due under such Nanotechnology contracts have been paid and  each of the nanotechnology  contracts are expected to be renewed fo2 another 12 months through March of 2007 at a monthly cost of $100,000 each.

.

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

During the twelve months ending June 30, 2005, certain strategic vendors and related parties converted approximately $1.2 million of accounts payable and accrued expenses into 3,895,171 shares of the Company's common stock and warrants to purchase 4,616,571shares of the Company's common stock.

During the nine months ended March 31, 2006 certain strategic vendors and related parties converted approximately $590,000 of accounts payable and accrued expenses into 3,336,864 shares of the Company's common stock and warrants to purchase 3,277,778 shares of common stock of mPhase.

As of March 31, 2006, mPhase is obligated to pay Lucent Technologies, Inc., the sum of $313,600 in 2 payments of $156,800 each against project milestones under its current Development Agreement for development of Version 3.0 of its TV+ product In addition, the Company is obligated to make payments of $100,000 per month through February 1, 2006 under a separate Development Agreement with Lucent covering development of its new battery developed through the science of NanoTechnology.

The Company also has 3 remaining payments of $100,000 per month as of March 31, 2006 through March of 2006 with the expansion of its research and development efforts with Lucent Technologies Inc in the science of Nanotechnology entering of a second Research and Development Agreement in March of 2005 to develop a Magnetometer product through the science of Nanotechnology.

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

	(Unaudited)
	For the Nine Months
	Ended March 31,
	2005	2006
Equity Conversions of Debt With Related
Parties and Strategic Vendors
Related Party Conversions
Number of shares	3,337,271	3,000,000
Number of warrants	3,337,271	3,000,000
Amount converted to equity	$861,424	$540,000
Strategic Vendor Conversions
Number of shares	100,000	331,864
Number of warrants	700,000	277,778
Amount converted to equity	$20,000	$50,000
Total Related Party and Strategic Vendor Conversions
Number of shares	3,437,271	3,336,864
Number of warrants	4,037,271	3,277,778
Amount converted to equity	$881,424	$590,000
Gain (Loss) on Extinguishment of Debt	($99,393)	$30,608

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

From inception (October 2, 1996) through March 31, 2006 the Company had incurred development stage losses and has an accumulated deficit of approximately $146,013,659 and a stockholders' equity of $2,734,493. For the Nine months ended March 31, 2006, and from inception through March 31, 2006 respectively, the Company had negative cash flow from operations of $9,364,634 and $65,003,340 respectively. The report of the Company's outside auditors, Rosenberg, Rich, Baker, Berman and Company with respect to its latest audited 10K/A for the fiscal year ended June 30, 2005 stated that "there is substantial doubt of the Company's ability to continue as a going concern". Management estimates that the Company will need to raise approximately $5 million during the next 12 months to continue its present level of operations.

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

Should these cash flows not be available to us, we believe we would have the ability to revise our operating plan and make certain further reductions in expenses, so that our resources which were available at March 31, 2006, plus financing to be secured during the balance of fiscal year 2006, and expected POTS splitter revenues, will be sufficient to meet our obligations through the end of fiscal year 2006. We have continued to experience operating losses and negative cash flows. To date, we have funded our operations with a combination of component sales debt conversions with related parties and strategic vendors, and private equity offerings. Management believes that we will be able to secure the necessary financing in the short-term to fund our operations into our next fiscal year. However, failure to raise additional funds, or generate significant cash flows through revenues, could have a material adverse effect on our ability to achieve our intended business objectives.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at March 31, 2006.

 ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c and of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

 ITEM 2. CHANGES IN SECURITIES

Effective for the three-month period ended March 31, 2006 the Company issued the following unregistered securities:

The Company issued 35,460,784 shares together with of 5 year warrants to purchase 35,460,784 shares of the Company's common stock to accredited investors at $.18 per share in a private placement generating pursuant to Rule 506 of Regulation D of the Securities Act of 1933 generating $5,452,132 of gross proceeds available to the Company to be used for general corporate purposes.

The Company also issued 3,487,840 shares of its common stock together with a like amount of warrants to affect revised pricing on previous private offerings.

The Company issued 13,892,720 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $2,525,867 to the Company.

Also during the quarter ended March 31, 2006, the Company issued 13,892,720 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $2,417,867 to the Company. On January 1, 2006, the Company issued stock options to employees and officers for the right to purchase 9,762,500 shares. Pursuant to the adoption of FAS 123(R), the Company recognized an expense in the amount of $1,365,075, all of which has been included in general and administrative expense. The fair value of options granted in 2006 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 108.5%, based on a risk-free interest rate of 4.4% and expected option life of 3 years.

During the quarter ended March 31, 2006, the Company issued 9,900,000 shares of common stock as additional compensation to officers and directors of the Company. The stock was valued at $.21 per share, the fair value on the date of the award.

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

mPHASE TECHNOLOGIES, INC.
Dated: May 22, 2006	By: /s/ Martin S. Smiley
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

May 22, 2006

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

May 22, 2006

Exhibit 32.1

 MPHASE TECHNOLGIES, INC.

 CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of mPhase Technologies, Inc., a New Jersey corporation (the "Company"), on Form 10Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission (the "Report"), I, Ronald A. Durando, Chief Executive Officer of the Company certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, I all material respects, the financial condition and results of operations of the Company.

/s/ Ronald A. Durando

Ronald A. Durando

Chief Executive Officer

May 22, 2006

Exhibit 32.2

 MPHASE TECHNOLGIES, INC.

 CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of mPhase Technologies, Inc., a New Jersey corporation (the "Company"), on Form 10Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission (the "Report"), I, Martin S. Smiley, Chief Financial Officer of the Company certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, I all material respects, the financial condition and results of operations of the Company.

/s/ Martin S. Smiley

Martin S. Smiley

Chief Financial Officer

May 22, 2006