Form 10-K
period 2006-06-30
MPHASE TECHNOLOGIES INC
filed 2006-09-29
CIK 825322

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND

EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE YEAR ENDED JUNE 30, 2006

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

COMMON STOCK, $.01 PAR VALUE

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to the Form 10-K.

As of September 18, 2006, there were 286,376,489 shares of common stock, .$01 par value, outstanding and the aggregate market price of shares held by non-affiliates was approximately $42,065,474 (Based upon a closing common stock price of $.18 on September 18, 2006) (solely for the purpose of calculating the preceding amount, all directors and officers of the registrant are deemed to be affiliates.)

mPHASE TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2006

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

 ITEM 1. BUSINESS

GENERAL DESCRIPTION OF THE BUSINESS

    mPhase Technologies, Inc. ("mPhase" or the "Company") is a development stage technology company headquartered in Norwalk, Connecticut with offices in Little Falls, New Jersey and New York, New York. The Company is a developer and seller of broadband communications products for telephone service providers. The Company’s TV+ solution is an open-standards, carrier class solution of middleware/software enabling telephone service providers to deliver broadcast TV using internet protocol (IPTV), video on demand, voice and high-speed internet over such providers existing infrastructure. The Company also  provides systems integration solutions for delivery of broadcast television (IPTV),  video on demand, high-speed internet and voice using internet protocol over the existing infrastructure of a telephone service provider. The Company's TV+ solution is highly scalable and reliable middleware designed to operate with any IP based network. In addition the Company designs, manufacturers and sells DSL component products. In fiscal year 2004, the Company entered into the field of nanotechnology research and development of micro power cell batteries of various voltages. In 2005, the Company expanded its products in the field of nanotechnology research and development into electronic sensors or magnetometers using micro electrical mechanical systems.

In February of 2004, mPhase  entered the business of nanotechnology that utilizes the latest scientific research in molecular engineering, quantum physics and electrochemistry to create new advances in products. In February of 2004, mPhase executed a $1.2  million 12 month Development Agreement with the Bell Labs division of Lucent Technologies, Inc. The Development Agreement is for exploratory devlelopment of battery and power cell products initially targeted for military applications. Such agreement was extended in March of 2005 for an additional 12 months and again in April of 2006 and currently runs through February of 2007. Under the terms of the current agreement, mPhase is obligated to pay the Bell Labs division of Lucent Technologies, Inc. $100,000 per month for a 12 month period.

 In March of 2005, the Company entered into a second Development Agreement for 12 months for $1.2 million with the Bell Labs division of Lucent Technology to develop ultra sensitive magnetic sensor devices through the science of nanotechnology. Such agreement was renewed in April of 2006 for another 12 months requiring mPhase to pay Bell Labs the sum of $100,000 per month for exploratory research.  The Company believes that such sensors may have significant applications in the area of military electronics, cell phones, the food industry and electronic security and detection devices. The family of magnetometers that mPhase is developing in collaboration with Lucent Bell Labs is based upon Micro Electrical Mechanical Systems (MEMS). This is a development technique using a combination of photolithography and etching with extremely small three dimensional structures, with the capabilities of movement, can be made on a wafer of Silicon. The processing of such devices is done in a semi-conductor clean room located at the New Jersey Nanotechnology Consortium facilities in Murray Hill, New Jersey. The discipline of developing new products utilizing nanotechnology fabrication is in its early stages of exploratory development making it difficult to predict the timing of product releases and future revenues. mPhase believes that these reserve batteries with exceptionally long shelf lives, very small size and high power density as well as electromagnetic sensors may be some of the first products resulting from nanotechnology research and development to achieve commercial viability.

mPhase shares common office space and common management with Microphase Corporation, a privately-held company. Microphase is a seller of radio frequency and filtering technologies to the defense and telecommunication industries. Microphase has been in operation for over 50 years and supports mPhase with engineering, administrative and financial resources, as needed. Since our inception in 1996, mPhase has been a development-stage company. Our primary activities have consisted of designing, manufacturing and testing innovative products and solutions designed to allow for the delivery of broadcast television by telephone service providers over their existing infrastructure and more recently two nanotechnology products.  The Company believes that such expansion into nanotechnology product development is consistent with its strategy of being a pioneer of high growth technology products and potentially diversifies its product mix.

    mPhase introduced its first TV over DSL platform, the Traverser Digital Video and Data Delivery System ("DVDDS"), in 1998. The DVDDS is a patented end to end system that enables a telecommunications service provider to deliver up to several hundred channels of motion picture experts group two ("MPEG-2") standard broadcast digital television, high speed internet and voice over copper telephone lines between a central office facility of the provider and a customer's premise.  The DVDDS is a proprietary technology developed in conjunction with Georgia Tech Research Corporation (GTRC) and is one of the first systems of its kind developed. The Company has not earned any material revenues to date with respect to the DVDDS and has discontinued further development of the product and replaced it with its TV+ solution.

        The Company believes that the demand for the TV+ system will be initially the greatest in markets primarily outside of the United States that do not have a hybrid fiber coaxial cable ("HFC") infrastructure necessary for cable TV or fiber to the curb and are therefore have less competitive solutions for the delivery of broadcast television. The Company’s IPTV solution utilizes a communications framework based upon Internet Protocol (IP) instead of Asynchronous Transfer Mode (ATM) that was utilized in earlier releases of the product. ATM is an industry standard for transportation of data based upon a packaging of information into a fixed-size cell format for transportation across networks. Many telecommunications service providers currently deploy equipment that handles this protocol because it can support voice, video, data and multimedia applications simultaneously with a high degree of reliability. IP is another transport protocol that maintains network information and routes packets across networks. IP packets are larger and can hold more data than ATM cells. Historically, there have been concerns that service providers would be unable to provide the same quality of service with IP because it is not optimized for time-sensitive signals such as broadcast television and voice. Nevertheless, there is a greater demand by telecommunication service providers for IP systems for delivery of television, voice and high-speed data because such systems are significantly more cost effective to deploy based upon greater scalability.

The Company’s  TV+ solution consists of middleware/software that will operate with any IP based network including DSL, Ethernet, or fiber or any combination thereof. The solution is transport agnostic and may be deployed with any IP multicast router or DSLAM transportation method used for the delivery of television and high-speed data over an IP network.

    In those television markets in the United States that are not served by HFC, we believe that the availability of programming content is essential to facilitate potential sales of our TV+ solution. In March of 2000, we established mPhase Television net., Inc. (mPhase TV), a joint venture between mPhase and Alphastar International, Inc.  in which mPhase owns a 57% interest. Through such joint venture, mPhase has gained significant experience in negotiation of contracts with television programmers for delivery of television by telephone service providers. Such experience should prove useful in providing assistance especially to smaller U.S. telecommunications service providers in obtaining programming content necessary to enter into the delivery of broadcast television.

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

On November 28,2004, mPhase entered a Software License Agreement with Espial Group, Inc to be used in the set top box of its TV+ solution. Espial Group, Inc. is a leader in system operating software for set top boxes used to receive IPTV.

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

In April of 2006, mPhase  renewed each of the nanotechnology agreements with Bell Labs dated March 5, 2005 and March 10, 2005 , respectively, for an additional 12 months the cost of $100,000 per month each.

In May of 2006, the Development Agreement with the Bell Labs division of Lucent Technologies, Inc. covering the Company’s TV+ solution was not renewed by the Company and Velankani, a software designer headquartered in India, assumed responsibilities for development of the system management software object code and system integration of the Company’s TV+ solution. The Company has been working with Velankani for system integration testing since January of 2006.

On June 27, 2006, the Company entered into Amendment No. 4 to a Software License Agreement with Espial Group, Inc. which extended the term of its original development agreement through 2008 for Software development and support of the TV+ software in connection with multiple set top boxes of various vendors.

    Our revenue, historically, has been derived exclusively from sales of DSL component telephone equipment parts, the majority of which has come from our sales of POTS Splitter Shelves. We have derived no material revenue to date with respect to our iPOTS  and broadband loop products (which have been discontinued). We are currently exploring the development of VDSL (very fast DSL) CPE (customer premises equipment) Splitters as a new DSL component product line. Neither our TV+ solution or our nanotechnology products have generated to date any material revenues other than $280,000 of revenue with respect to the sale of 1000 set top boxes together with software for Release 2.0 (that uses asynchronous transfer mode protocol) of our TV+ solution in fiscal year 2005 to a major Russian telecommunications service provider. In our fiscal years ended June 30, 2006 and June 30, 2005 we generated approximately $1.0 million and $1.6 million in revenue, respectively, from the commercial sale of our component products and overall losses for such years of $24,450,650, and 11,234,324, respectively. These component products, including filters and Central Office POTS Splitter Shelves, marketed to other DSL equipment vendors. In addition on September 13, 2006, we announced the deployment of a 1,500 subscriber system for a 30 day trial deployment of our IPTV solution. Upon successful completion of such trial, it is anticipated that a 6,000 subscriber deployment would follow generating the Company’s first revenues with respect to its IPTV solution.

Products & Services

IPTV Solution

    Our primary business is to develop and market our TV+ solution that consists of a middleware/software  designed for the delivery of television over any IP network. We believe our TV+ system is the most cost-effective, reliable, scaleable and easiest to operate platform for delivery of broadcast television, data and voice over IP networks on the market. MPhase is currently primarily marketing  its IPTV product to international telephone companies. Telephone companies around the world are experiencing negative pressures on their wireline calling revenues and need to increase their per subscriber revenue and margins. Outside of the United States, service providers are particularly reliant on their copper infrastructure, as few countries have upgraded their infrastructure to optics. Beyond that, the options for pay-TV services outside the U.S. are, for the most part, limited. Consumers living abroad have less access to digital television, leaving international telecommunication companies well-positioned to capture a large percentage of the market. Hence, we believe the market conditions that exist abroad are stronger for our products than those that exist domestically. mPhase intends to utilize its own sales force, in addition to strategic partners to distribute its products worldwide.

     Our goal is to achieve wide acceptance of our TV+ solution in developing markets outside of the United States for multi-channel digital broadcast IP television at significant gross margins by creating an extremely cost-effective product. Our TV+ solution consists  of highly scalable system management middleware/software designed to deliver IP television, video on demand, high speed internet and voice over any IP based network.  The solution is carrier class and standards based designed to work with hardware of many different vendors that manufacture DSLAM's, IP Multicasters, set top boxes, as well as any backbone of hardware servers or topology that are key components that form part of a system for the delivery of IPTV. It is important to note that the Company has shifted its focus from a proprietary end to end hardware and software platform for the delivery of broadcast television over DSL to the development of middleware/software for carrier class delivery of IPTV over any IP network infrastructure of a telecommunications service provider. This shift has taken place over the past three years in response to advancements in IP deliver of television and the current requirements of telecommunications service providers for IPTV solutions.

Other DSL Products

POTS Splitter Shelves

    A Plain Old Telephone Service ("POTS") Splitter Shelf is a low pass/high pass filter that separates voice and data transmissions. POTS Splitter Shelves are necessary to permit simultaneous voice and data transmissions over the same twisted copper wire pair. POTS splitter shelves and the individual cards that populate the shelf, separate and combine traffic traveling along each twisted pair of wires into the analog voice portion of a transmission and the digital data portion, so that each signal can travel independent of the other. This product, located in the central offices of telecommunications service providers, allows for increased clarity of both voice and data information and decreased crosstalk or interference. Due to the intense global competition, pricing and margins for such product have eroded significantly and the Company is currently reexamining its product line. The Company is seeking to use the combination of capabilities of its own prior experience with respect to central office and customer premises POTS Splitters for ADSL with those of Microphase Corporation and Janifast Ltd. to develop a new line of VDSL customer premises splitters in what appears to be a new and evolving market.

Intelligent POTS Splitter

The mPhase i POTS (renamed the “Broadband Loop Watch”) are products for the DSL industry that enables remote testing of a copper telephone loop for DSL deployment by a telephone service provider. Loop management and maintenance including line testing, qualification and troubleshooting from a telecommunication service providers central office can be accomplished by use of these products.  The advent of manufacturers of digital subscriber line access multiplexers (DSLAM’s) building POTS splitters into DSLAM’s, has made the Broadband Loop Watch, a less compelling solution in a more competitive market. As a result, the Company has discontinued its efforts with respect to the Broadband Loop Watch product.

 Microfilters

    We have developed a complete line of microfilters, including a 2 and 4 pole filter for use in single and multi-phone households, as well as a Network Interface Device Splitter. These products, similar to POTS splitters, ensure clear and reliable service of voice, high-speed data, and television when these two services are transported over the same line. These products are also subject to intense global price competition and reduced margins and are presently also being reexamined by the Company as part of its overhaul of its DSL product line to meet current market conditions.

Nanotechnology Products

   Effective February 3, 2004, mPhase entered into a Research and Development Agreement with the Bell Labs division of Lucent Technologies, Inc. for exploratory development of micro power cell battery arrays employing nantextured superhydrophobic materials for $1.2 million. Under the terms of the contract, the Company will share in royalties from any licensing of the products developed with Lucent. In March of 2005 and again in April of 2006 mPhase extended such contract each for an additional 12 months  at a total cost of $1.2 million . In March of 2005 mPhase also engaged the Bell Labs division of Lucent Technologies, Inc in a second 12 month $1.2 million contract to develop an ultra sensitive magnetometer designed initially for electronic military applications that was extended in April of 2006 for an additional 12 months on the same terms.

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

Potential Spin Off of Magnetometer Technology- On August 17, 2006, the Company announced that its Board of Directors had approved the spinout of its ultra-sensitive magnetometer sensor product into a new publicly-held company. Such spinout is subject to future shareholder approval and is designed to unlock potential shareholder value in this product line by continuing its development and marketing in a separate company.

Target Markets

    mPhase's primary target market for its IPTV+ solution  is primarily large international telephone service providers and rural U.S. telephone service providers in areas in which an extensive fiver infrastructure has not been developed. We believe our IPTV solution is most competitive in markets that currently have limited access to multi-channel television services such as many parts of Eastern Europe, Russia, the Ukraine, Turkey and other countries in the Middle East. We believe that our IPTV solution will also be competitive in the United States as we continue to add features required by  large American telecommunications service providers.

   Our nanotechnology products have potential military and commercial applications. Our micro power cell has potential application for usage on credit cards as well as potential military applications as a power source with a much longer shelf life prior to activation, than conventional batteries. Our magnetometer has potential military and commercial applications including cell phones and the food industry for detection of needles used for injection of hormones in cattle and other animals consumed grown for meat products. Potential military applications could include electronic security devices and detection devices of enemy mines and soldiers.

Competitive Business Conditions

    During the past 5 years, the market for the delivery of TV by telephone service providers has been marked by significant technological change.  During the robust spending period in the late 1990's into the year 2000, the theme of “convergence” focused strictly on the “last mile to the home” in the United States. Telephone service providers were beginning to deliver high-speed internet over digital subscriber lines (DSL) using their copper infrastructure and examining methods to deliver broadcast television together with voice as a “triple play” to increase revenues and margins as traditional revenues and margins from wire line telephone services declined with the advent of wireless and voice over IP competition from cable providers. The industry has evolved from an initial focus on proprietary end to end systems such as the Traverser DVDDS developed by mPhase to the need for standards-based open architecture with carrier class quality and security which are features of mPhase’s TV+ solution for the delivery of IP television. During such period, telephone service providers concluded that in order to achieve minimum cost of delivery and maximum scalability, any solution for delivery of broadcast television and video on demand would need to be based upon a transport mode utilizing the new Internet Protocol as opposed to the services provider's traditional asynchronous transfer mode (ATM protocol). The evolution of mPhase's TV+ solution is targeted to meet the new market realities and requirements of major telecommunications service providers for the delivery of a “triple” play of converged services.

Despite significant market “noise” and fanfare about IPTV, major deployments of true broadcast television by telecommunications service providers are relatively few but have increased during the past 12 months.. The complexity of designing the software/middleware solution of low cost, high reliability, scalability, security and open architecture to allow service providers to “custom tailor” and grow into a system based upon such provider's network topology, take rate among customers and specific feature requirements has proved to be a significant challenge for all of the major players in such market place including Microsoft. Alcatel, Minerva, Myrio and Motorola. In addition, the delivery of IPTV by telephone service providers with robust features may require a simultaneous investment in routers and servers to upgrade a system’s backbone which may entail significant additional cost . It is estimated that the cost of the IPTV middleware sold by mPhase may constitute only 5% of the overall investment a telecommunications service provider will need to upgrade its overall system for IPTV delivery. The story is still being played out in the market with considerable uncertainty as to who the final dominant players will be on the middleware/software market which is the driving focus of mPhase’s of its TV+ solution. In 2006, the telecommunications sector has continued its slow recovery began in 2004 from the significant downturn and weakness in capital spending by service providers globally that began at the end of calendar year 2000. The dramatic pull back in equipment purchased by service providers from its peak commencing at the end of calendar year 2000, has significantly reduced earnings and resulted in dramatically reduced stock prices of telecommunications equipment vendors. This, together with the tremendous correction of stock prices in general during the past four years, has halted the growth of the sector. The Company remains optimistic about the future of the industry and the potential of its IPTV platform and solutions. The Company has responded to the market challenges in the past several years to reconfigure its video product line from a narrow, proprietary, DSL platform solution to an open systems standard for the delivery of Broadcast Television, high speed internet and voice over a medium agnostic and delivery agnostic solution. The Company's IPTV solution enables telephone service providers to deliver a triple play of services over both a fiber, coaxial or copper transport medium with a transport mode not tied to any particular DSLAM, multiplexer or other transport vendor of Broadcast TV  but rather based upon an open standards system delivery and management system software. We anticipate an eventual upturn in capital spending by telephone service providers seeking to provide a “triple play” of voice, data and video delivery even though such upturn may be constrained by the fact that service providers still face significant challenges of overcapacity and declining margins for traditional services globally. The worldwide rollout of VDSL data delivery services should also provide a market for the Company's component products such as its newly designed VDSL   Splitters necessary in customer premises of service providers.

     As has been seen during the past several years, in addition to the very volatile economic climate, the telecommunications software and hardware equipment market is also characterized by swift technological change. Currently, communications service providers have the option to offer several broadband solutions for the “last mile to the home”, including the existing ISDN or T-1 technologies, fiber optics or hybrid coaxial cable and wireless and satellite delivery methods. Communications service providers may use these other technologies instead of DSL to offer their subscribers broadband access. Based upon current telecommunications industry standards and deployment methodologies, mPhase believes that it has broadened its competitive capabilities beyond the traditional DSL and copper market with the development of its IPTV product in its TV+ solution that operates over any form of IP network.

  Where DLSAM (digital subscriber line access multiplexes) continue to be a key transport instrument for the delivery by telephone service providers of converged services, it should be noted that Alcatel is the leading supplier of DSLAMS (digital subscriber line access multiplexers) around the globe having deployed several video over DSL installations with telephone service providers.  Historically, Alcatel has worked with multiple equipment vendors to create a complete, end-to-end video solution, including middleware (i.e., software) and has announced a major joint venture with Microsoft to develop middleware for IPTV deliver by telecommunications service providers. The recent merger of Alcatel and Lucent Technologies, Inc. reflects the continuing industry trend of consolidation of telecommunications equipment vendors.

    There are a number of middleware providers competing in the IPTV solutions market including a number of competitors that are much larger, better known and with far greater financial resources than mPhase. Such competitors include Minverva, Orca Interactive, Siemens Corporation, VBrick Systems, Alcatel and Microsoft Corporation.

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

 Other vendors that offer complete platforms for delivery of  IPTV  hardware or software portions of such platforms that incorporate broadband solutions include: ADC, Advanced Fiber Communications, Innovia, NEC, Motorola, Huawei Technologies Corporation Limited, Paradyne Networks, Samsung, 2Wire, Siemens, TUT Systems, Motorola, UTSTARCOM and Westell. In addition, we also compete with Minerva and Myrio Corporation, which provide infrastructure software products to deliver multi-channel digital television over telephone networks..

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

Manufacturing

    mPhase subcontracts all of the manufacturing of its products to outside sources including related parties such as Janifast Ltd. and Microphase Corporation. We currently have no contracts in place for the manufacturing of our products with either Microphase Corporation or Janifast Ltd. or any other non-affiliated third party manufacturers. We periodically execute purchase orders for the manufacture of quantities of component DSL products that are produced by Janifast Ltd. By using contract manufacturers, mPhase will avoid the substantial capital investments required for internal production.

Outsourcing

    The Company practices an outsourcing model whereby it contracts with third party vendors to perform certain functions rather than performing those functions internally. For instance, mPhase outsourced the digital engineering development for the legacy Traverser DVDDS to GTARC. It also out sources analog engineering development and certain administrative functions to Microphase Corporation. mPhase  currently  outsources  to Latens., as well as Magpie Telecom Insiders, Inc., Velankani and Espial significant software  development to be used as part of its new IPTV solution. The agreement with respect to development of  portion of the TV+ system management being performed by Bell Labs expired in May of 2006 and has not been renewed. The Company has transferred the portions of software being developed by Bell Labs and systems integration to Velankani.

mPhase has also outsourced to the Bell Laboratories Division of Lucent Technologies its research and development efforts in the nanotechnology area aimed at developing power cells and batteries with enhanced shelf lives and other features not currently available in batteries. Such focus is initially upon the development of batteries for military applications using nanotextured materials. In addition, as noted above, mPhase expanded its efforts in product development using the science of nanotechnology  extensions of its original Development Agreement with Bell Labs for power cell and battery development for another 12 months as well as extending its Development Agreement with Bell Labs originally entered into in March of 2005 to develop electronic magnetic sensors (the Magnetometer) product line that has also been extended for an additional 12 months.

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

The Company has recently decided not to incur the cost of maintaining patents originally obtained by Georgia Tech Research Corporation in connection with its Traverser DVDDS legacy product in which the Company was the exclusive worldwide licensee for a 5 % royalty. As previously noted, the TV+ solution has replaced the legacy product.

The Company had filed seven (7) additional patents that consist of a combination of (a) patents granted to mPhase from the Bell Labs division of Lucent Technologies, Inc. and (b) joint patents development by mPhase and employees of Bell Labs relating to the micro pwer cells and magnetometers  currently under development by the Company. mPhase has obtained the licensing rights from Bell Labs to use the prior art patents after expiration of the development period for each of the nanotechnology products.

On July 12, 2005, mPhase announced that it had been granted a U.S. patent that covers a series of techniques for splitting different voice and data signals in DSL access networks that is used in its Broadband Loop Watch product. As previously noted, the Company is not currently pursuing further development and marketing of this product.

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

Research and Development

    mPhase has designed the legacy Traverser DVDDS and its ancillary component parts in conjunction with multiple research and development partners. As of June 30, 2006, we had been billed a cumulative total of approximately $13,563,000 for research and development conducted by GTARC.

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

Our  TV+ system using internet protocol or IPTV product was completed during  May of  2006 by the Bell Labs division of Lucent Technologies, Inc. under a contract extended in August of 2005, for an aggregate cost of approximately $1.6 million. We have not renewed our contract for software development of our TV+ product with Bell Labs. We have engaged and expect to continue to engage Velankani, Magpie Insiders,Inc. Espial and other software vendors and developments for future assistance with our development including  product refinements and enhancements. As of June 30, 2006 we have been billed a cumulative total of approximately $4,882,345 for research and development conducted by Lucent for our TV+, of which we have paid approximately $4,568,745. We have aggregate capital commitments by contract for future development of the TV+ solution in the amount of $1,998,000.

 In addition, our advanced battery and power cell technology research and development is being performed by the Bell Labs division of Lucent under the terms of a contract for a cost of approximately $1.2 million with payments over a 12 month period of $100,000 per months extending through February of 2007. From February of 2004 through February of 2006 the Company had paid a total of $2.4 million to Bell Labs under at the rate of $100,000 under its initial contract for development of advanced battery  power cell technology. In March of 2005, the Company further engaged Bell Labs in a separate Development Agreement for the development of a new generation of ultra magnetic sensors using the science of nanotechnology with a total cost of $1.2 million also payable in monthly installments of $100,000 for a period of 12 months which was extended through March of 2007 at the cost of $100,000 per month .

Employees

    mPhase presently has 23 full-time employees, two of whom are also employed by Microphase Corporation. See the description in the section entitled "Certain Relationships and Related Transactions."

In addition to the Risk Factors set forth herein  it is important for you to consider the following:

mPhase was advised in April 2002 that following an investigation by the staff of the Securities and Exchange Commission, the staff intended to recommend that the Commission file a civil injunctive action against Packetport.com, Inc. ("Packetport") and its Officer's and Directors. Such recommendation related to alleged civil violations by Packetport and such Officers and Directors of various sections of the Federal Securities Laws. The staff has alleged civil violations of Sections 5 and 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(d) of the Securities Exchanges Act of 1934. As noted in other public filings of mPhase, the Chief Executive Officer and Chief Operating Officer of mPhase also serve as Directors and Officers of Packetport. At that time these persons advised mPhase that they deny any violation of law on their part and intend to vigorously contest such recommendation or action, if any.

On November 15, 2005, the Commission filed a civil enforcement action 3:05 CV 1747 against 6 individuals and 4 companies as a result of its investigation in federal district court in the State of Connecticut alleging various violations of the Securities Act of 1933 including Sections 5, Section 17(a) and the Securities Exchange Act of 1934 including Sections 10b, Rule 10b-5, Sections, 12,Section 13, Section 16 in connection with the purchase and sale of stock of Packetport.com in the period on or about December 14, 1999 into February of 2000. The defendants include the Chief Executive Officer and Chief Operating Officer of mPase as well as Microphase Corporation, a privately held Connecticut corporation, that shares common management with mPhase. mPhase Technologies, Inc. is not named as a party in the enforcement action. The Chief Executive Officer and Chief Operating Officer of mPhase , and Microphase Corporation, each deny any violation of the law by each or any of them and intend to vigorously contest all charges set forth in such enforcement action by the Commission.

     RISK FACTORS

     RISKS RELATED TO FINANCIAL ASPECTS OF OUR BUSINESS

The Company has entered into the new and emerging business of nanotechnology, which entails significant exploratory development and commercial risk.

  The Company has expended approximately $3 million pursuant to a contract commencing in February of 2004 with Lucent Technologies, Inc. to initially develop longer life battery cells for military applications. The Company expects to continue exploratory research with Lucent Technologies, Inc. and in March of 2005 and again in April of 2006 extended its original Development Agreement with Lucent for an additional 12 months  through February of 2007 at a cost of $100,000 per month. Even though a feasibility prototype product has been successfully developed, pure research involves a high degree of risk with significant uncertainty as to whether a commercially viable product will result. On March 10, 2005 the Company undertook to have Lucent Technologies Inc develop a new product line at $100,000 per month using the science of nanotechnology that is an uncooled magnetic ultra sensor device or magnetometer. Such contract was renewed in April of 2006 through March of 2007 on the same economic terms. The Company does not expect significant revenues from either of its nanotechnology products for at least 3 years.

 mPhase's stock price has suffered significant declines during the past six years and remains volatile.

    The market price of our common stock closed at $7.56 on June 30, 2000 and closed at $.28 and $.19 on June 30, 2005 and June 30, 2006 respectively. During such period of time the shares of outstanding common stock of the Company increased from approximately 30 million to over 277 million shares (480 million shares fully diluted). Such increase of shares was done to finance company operations and were issued at prices that were depressed and substantially diluted shares held by shareholders acquiring shares prior to the second quarter of fiscal year 2002. Stocks in telecommunications equipment providers of DSL products have been very volatile and declined dramatically during such period. Our common stock is a highly speculative investment and is suitable only for such investors with financial resources that enable them to sustain the loss of their entire investment in such stock. Because the price of our common stock is less than $5.00 per share and is not traded on the NASDAQ National or NASDAQ Small Cap exchanges, it is considered to be a "penny stock" limiting the type of customers that broker/dealers can sell to. Such customers consist only of "established customers" and "Accredited Investors" (within the meaning of Rule 501 of Regulation D of the Securities Act of 1933, as amended-generally individuals and entities of substantial net worth) thereby limiting the liquidity of our common stock.

 We have reported net losses for each of our fiscal years from our inception in 1996 through the fiscal year ended June 30, 2005 and may not be able to operate profitability in the future.

    We have had substantial net losses since our inception in 1996 (including $24,450,650 and 11,234,324 for the fiscal year ended June 30, 2006 and fiscal year ended June 30, 2005, respectively and cannot be certain when or if we will ever be profitable. We expect to continue to have net losses for the foreseeable future and have a need to raise not less than $15 million in additional cash in the next 12 months through further offerings to continue operations. We have never been profitable from our inception in October 1996 through June 30, 2006 and we have incurred (a) accumulated losses of $151,460,057 and a stockholder's deficit of $606,085 and (b) cumulative negative cash flow from operations of $67,257,660. As of June 30, 2006 we have negative working capital of $1,093,785

 Our independent auditor's report expresses doubt about our ability to continue as a going concern.

    The reports of the Company's outside auditors, Rosenberg, Rich, Baker, Berman & Company with respect to its latest audited 10K for the fiscal years ended June 30, 2006,  June 30, 2005, June 30, 2004, June 30, 2003, June 30, 2002 and June 30, 2001 stated that "there is substantial doubt of the Company's ability to continue as a going concern." Such opinion from our outside auditors makes it significantly more difficult and expensive for the Company to raise additional needed capital necessary to continue our operations.

 Our common stock is subject to significant dilution upon issuance of shares we have reserved for future issuance.

   As of June 30, 2006, we have warrants and options outstanding convertible into approximately 206 million shares of mPhase common stock, which, upon conversion, may adversely affect the future price of our common stock. As of June 30, 2006 we have warrants and options convertible into approximately 98 million shares of our common stock at $.20 per share or less that, upon exercise  may result in significant dilution to many of our current shareholders and may adversely affect the future price of our common stock.  On June 28, 2006, the Company at its Annual Meeting of Shareholders received authorization to increase its authorized shares of common stock from 500 million to 900 million shares to enable us to continue to finance development of its products and fund continued operations. We may be forced to raise additional cash for operations by selling additional shares of our common stock at depressed prices causing further dilution to our shareholders. Certain warrants with key vendors are subject to cashless exercise and may be immediately exercised with no resulting proceeds to the Company.

RISK FACTORS RELATED TO OUR OPERATIONS

We have been a development-stage company since our inception in 1996 and have not to date had a significant deployment of any of our solutions for the delivery of broadcast television, high-speed internet and voice by a major telephone service provider.

We have had to date no material revenues derived from sales of either our legacy Traverser Digital Video Data Delivery System (DVDDS) or our TV+ solution or any of our nanotechnology related products. There has been to date only one sale of our  TV+ software and Set Top Boxes for 1000 customers of a telecommunications service provider in Russia that is just commencing deployment of a small group of customers as a trial and no major deployments of our TV+ Solution by telephone service providers globally of our products and there currently is uncertainty as to the extent, if at all, that deployments will occur in the future.

We depend upon outsourcing of our research and product development of our TV+ Solution and Nanotechnology products to Lucent Technologies Inc.

We depend upon Lucent Technologies Inc. for the successful development of our  Nanotechnology products and our business would be materially adversely affected if Lucent Technologies Inc. were to terminate our relationship as the result of its proposed merger with Alcatel or otherwise.

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

    Both Microphase Corporation and Janifast Ltd. have provided significant financial support to mPhase during fiscal years ended June 30, 2005 and June 30, 2006 in the form of either cash infusions or conversions of related party debt. Such companies, which share common management with mPhase, are under no legal obligation to and may not be able to sustain such economic support of mPhase in the future should such support be necessary.

 Sales and margins from our component DSL products have varied dramatically during the past three years and remain volatile.

    Sales and gross margins from our POTS Splitter and other DSL products have experienced a significant decline during the period from June 30, 2001 through June 30, 2003 as a result of the significant downturn in capital spending by telecommunications service providers. Although there was a recovery in such sales, and to a lesser extent margins, during the fiscal year ending June 30, 2004, there was again a substantial downturn again for the fiscal year ended June 30, 2005. In fiscal year ended June 30-, 2006, sales decreased by 43% compared to the prior fiscal year and margins contracted by 7.45%. The outlook for a recovery in sales remains uncertain. Failure to achieve significant sales with adequate gross margins with respect to our component DSL products will negatively affect the cash available to the Company prior to commencement of sales of our TV+ solution thereby having a negative effect upon the overall financial condition of the Company and the price of our common stock.

 We are presently in negotiations with a new supplier of POTS Splitters and there are no assurances that such negotiations will be successful and we will secure a source of future supply for such product.

    We have discontinued our line of POTS Splitters produced by Janifast Ltd and are currently seeking to enter into a reseller agreement with a European supplier for a more cost effective product. There are no assurances that such contract will be successfully completed or that the new POTS Splitter product will achieve regulatory for sale to our U.S. customers. If we are unable to continue and/or replace our POTS Splitter product with a new source of supply or an alternative product line our sole source of current revenues could be reduced or eliminated.

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

Deployment of our  TV+ middleware requires certain additional investments by telecommunications service providers.

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

Our Nanotechnology products are in the exploratory stage of development and may never result in commercial products that are profitable for the Company.

Both of our nanotechnology products are in the early stage of development at Bell Labs and have not as yet achieved development into commercial products.

  ITEM 2. PROPERTIES

    Our corporate headquarters is located at 587 Connecticut Avenue, Norwalk, CT 06854-1711. The Company leases this office space from Microphase Corporation under a facilities agreement with Microphase that provides that mPhase lease office space, lab facilities and administrative staff on a month-to-month basis for $10,000/month. The Company also maintains an office in Little Falls, New Jersey and New York, New York with monthly rents of $13,800 and $3,000 per month respectively.

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

On November 15, 2005, a civil enforcement action was filed in Federal District Court  against Microphase Corporation and the CEO and COO of mPhase. mPhase is not named as a party in connection with this matter. As noted in other public filings of mPhase, the CEO and COO of mPhase as well as Microphase continue to deny any wrongdoing in connection with the Civil Action filed and intend to vigorously defend any and all counts set forth in such action.

From time to time mPhase may be involved in various legal proceedings and other matters arising in the normal course of business.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 28, 2006, the Company held its Annual Meeting of Shareholders for the fiscal year ended June 30, 2005. At such meeting shareholders of the Company approved a proposal by the Company to amend the Company's Certificate of Incorporation under New Jersey law to increase the authorized shares of common stock from 500 million to 900 million shares of $.01 par stock. There were a total of 149,597,059 votes for the proposal, which including broker non votes and abstentions and 8,535,842 votes against the proposal. Our Form of Definitive Proxy covering a detailed description of the proposal was filed with the SEC on May 25, 2006 and is herby incorporated by reference.

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

YEAR/QUARTER	HIGH	LOW
Fiscal year ended June 30, 2001
First Quarter	$9.25	$3.00
Second Quarter	5.94	1.47
Third Quarter	3.38	1.22
Fourth Quarter	2.61	1.03

Fiscal year ended June 30, 2002
First Quarter	$1.67	$.31
Second Quarter	.86	.31
Third Quarter	.62	.27
Fourth Quarter	.50	.23

Fiscal Year ended June 30, 2003
First Quarter	$.32	.15
Second Quarter	.31	.15
Third Quarter	.36	.19
Fourth Quarter	.42	.28

Fiscal year ended June 30, 2004
First Quarter	$.42	$.29
Second Quarter	.61	.29
Third Quarter	.69	.38
Fourth Quarter	.46	.29

Fiscal year ended June 30, 2005
First Quarter	$.31	$.21
Second Quarter	.35	.23
Third Quarter	.60	.30
Fourth Quarter	.41	.25

Fiscal year ended June 30, 2006
First Quarter	$.29	$.21
Second Quarter	.32	.15
Third Quarter	.45	.19
Fourth Quarter	.34	.18

(B) HOLDERS

As of June 30, 2006, mPhase had approximately 278 million shares of common stock outstanding and approximately 17,000 stockholders of record. As of June 30, 2005 we had approximately 145 million shares and 43 million shares common stock reserved for issuance upon the conversion of warrants and options respectively.

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

Effective for the three-month period ended March 31, 2005 the Company issued the following unregistered securities:

The December 31, 2004 an outstanding subscriptions receivable balance of $ 50,000 was fully collected in January of 2005. Additionally, the December 2004 private placement was closed out in January of 2005 with the placement of 3,600,000 equity units at $.20 per unit consisting of one share of common stock plus 5 year warrants for a like amount of shares with a strike price of $.25 per share generating net proceeds of $720,000 to the Company.

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

In January of 2005 there were stock option awards issued to two consultants for services performed. The company granted 250,000 options to a consultant for professional services, these options provide for the right of stock purchase at an exercise price of $.25; these options have a five year life and expire in January of 2010. A second award issued a like number of options to another service provider under similar terms, except that the options associated with this second award offer a call feature, available to the company, for redemption of such options at a call price of $.45 at any time during their five year life. In aggregate, 400,000 options were issued in connection with these awards and will result in a charge to General and Administrative non-cash expense in the amount of 133,990 in the third quarter of fiscal 2005. The valuation of this charge was made on the basis of the fair market value of the Company's common stock on the date of grant using the Black-Scholes option premium model.

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

Also in January of 2005, Martin Smiley was awarded additional compensation of 425,000 shares of common stock. This award resulted in a charge to General and Administrative non-cash expense in the amount of $ 131,750 in the third quarter of fiscal 2005, representing expense recognition consistent with the market price of that stock of $.31 on the date of that award.

In January of 2005 there were stock option awards issued to two consultants for services performed. The company granted 250,000 options to a consultant for professional services, these options provide for the right of stock purchase at an exercise price of $.25; these options have a five year life and expire in January of 2010. A second award issued a like number of options to another service provider under similar terms, except that the options associated with this second award offer a call feature, available to the company, for redemption of such options at a call price of $.45 at any time during their five year life. In aggregate, 400,000 options were issued in connection with these awards and will result in a charge to General and Administrative non-cash expense in the amount of $ 133,990 in the third quarter of fiscal 2005. The valuation of this charge was made on the basis of the fair market value of the Company's common stock on the date of grant using the Black-Scholes option premium model assumptions of a 145% volatility or beta factor and a 2.6% interest rate factor.

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

Also in January of 2005, Martin Smiley was awarded additional compensation of 425,000 shares of common stock. This award will result in a charge to General and Administrative non-cash expense in the amount of $ 131,750 in the third quarter of fiscal 2005, representing expense recognition consistent with the market price of that stock of $.31 on the date of that award.

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

During June and July 2005 the Company completed a private placement of equity units pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. Each unit consists of one share of the Company's common stock at $0.20 per share plus a five (5) year warrant to purchase one share of the Company's common stock at $.25 per share. Such placement generated an aggregate of $3,488,000 of proceeds to the Company, to be used primarily to pay for research and development expenses and for general corporate purposes. A total of 14,140,000 shares of the Company's common stock together with five (5) year warrants to purchase 14,140,000 shares of the Company's common stock at $.25 per share were issued in such private placement. In connection with such private placement, consultants and advisors received $253,500 of fees paid in cash and 476,500 shares of the Company's common stock and five (5) year warrants to purchase 476,500 shares of the Company's common stock at $.25 per share.

Effective for the three-month period ended September 30, 2005 the Company issued the following unregistered securities:

The Company issued 4,648,625 shares together with 5 year warrants to purchase 4,648,625 shares at $.25 per share in a private placement pursuant to Rule 506 of Regulation D of the Securities Act of 1933 generating $920,000 of gross proceeds available to the Company to be used for general corporate purposes.

In addition the Company issued 225,000 shares of common stock pursuant to the exercise of warrants issued prior to the 3 month period generating net cash proceeds of $45,000.

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

Effective for the three-month period ended December 31, 2005 the Company issued the following unregistered securities:

The conversion of $369,000 and $171,000 of liabilities due to Microphase Corporation, and Janifast Ltd into 2,050,000 shares and 950,000 shares of stock and warrants , respectively. In addition the Company converted $50,000 of liabilities due to a strategic vendor into 331,864 shares of stock plus warrants of 277,778. The value attributable to the shares was based upon the market price of the Company's common stock on the measurement date, such date was determined pursuant to EITF00-1, as to when all the contingent terms of the conversion agreements were met, in which no gain or loss was recognized on the conversion of $544,061 of debt.

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

The Company also issued 29,848,271 shares of its common stock together with a like amount of warrants as reparation to affect revised pricing on previous private offerings. In addition, the Company recorded a charge to earnings of $5,529,504

The Company issued 1,714,286 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $294,857 to the Company.

Effective for the three-month period ended March 31, 2006 the Company issued the following unregistered securities:

The Company issued 29,861,772 shares together with 5 year warrants to purchase 29,861,772 shares of the Company's common stock to accredited investors at $.18 per share in a private placement pursuant to Rule 506 of Regulation D of the Securities Act of 1933 generating $5,065,265 of gross proceeds available to the Company to be used for general corporate purposes. The Company issued 12,530,834 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $2,525,867 to the Company.

Effective for the three month period ended June 30, 2006, the Company issued no unregistered securities:

The Company did issue during the fourth quarter of its fiscal year 1,250,000 shares of its common stock registered in its Form S-1 effective May 15, 2006 pursuant to the exercise of warrants, generating net proceeds of $250,000 to the Company.

At various points during the fiscal year ended June 30, 2006, the Company issued stock options to employees and officers for the right to purchase 23,595,000 shares. Pursuant to the adoption of FAS 123(R), the Company recognized an expense in the amount of $3,837,423, all of which has been included in general and administrative expense. The fair value of options granted in 2006 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 108.5%, based on a risk-free interest rate of 4.4% and expected option life of 3 years.

In addition, the Company issued approximately 2,426,698 shares as finders fees and 12,792,117 shares as additional incentive to investors in the private placements during the year.

Subsequent Event Equity

In September 2006, The Company received $1,229,000 in cash and issued 6,894,444 shares pursuant to a private placement under Rule 506 of Regulation D of the Securities Act of 1933.  In addition The Company issued 275,000 shares to a strategic vendor with an estimated value of $49,500.

   ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and notes included in this annual report. The statement of operations data from October 2, 1996 (date of inception) to June 30, 1997 and for the year ended June 30, 1998, and the balance sheet data as of June 30, 1997 and 1998, are derived from financial statements that have been audited by Schuhalter, Coughlin & Suozzo, LLC, independent auditors, and are included in this document. The statement of operations data for the years ended June 30, 1999, 2000, and 2001 and the balance sheet data as of June 30, 1999, 2000, and 2001 are derived from financial statements that have been audited by Arthur Andersen LLP., independent auditors. The statement of operations data for the years ended June 30, 2002, June 30, 2003, June 30, 2004, June 30, 2005 and June 30, 2006 and the balance sheet data as of June 30, 2002, June 30, 2003, June 30, 2004, June 30, 2005 and June 30, 2006 are derived from financial statements that have been audited by Rosenberg Rich Baker Berman & Company, independent auditors, and are included in this document.

	Year Ended June 30,					Cumulative from inception October 2, 1996 to June 30, 2006
STATEMENT OF OPERATIONS DATA:	2002	2003	2004	2005	2006
	(In thousands, except share data)
Total revenues	$2,582	$1,582	$4,641	$1,711	$975	$22,296
Costs and Expenses:
Cost of sales	2,415	1,493	4,068	1,446	974	16,335
Research and
development	3,820	3,538	4,070	5,127	8,035	51,579
General and
administrative	7,039	2,684	4,178	6,580	11,121	96,756
Depreciation and
amortization	670	515	123	63	79	3,031
Operating loss	(11,361)	(6,649)	(7,798)	(11,505)	(19,234)	(145,405)
Other income (expense), net	142	50	150	382	(5,182)	(5,905)
Interest income (expense)	(26)	(51)	(111)	(111)	(35)	(150)
Net loss	$(11,245)	$(6,650)	$(7,759)	$(11,234)	$(24,451)	$(151,460)
Basic and diluted net
loss per share	$(.23)	$(.10)	$(.10)	$(.10)	$(.12)
Shares used in basic and diluted
net loss per share	49,617,280	65,217,088	77,677,120	108,657,578	199,610,372

	Year Ended June 30,
	2002	2003	2004	2005	2006
BALANCE SHEET DATA:
Cash and cash equivalents	$47	$397	$90	$351	$1360
Working capital (deficit)	(94)	(1,405)	(2,112)	(1,674)	(1,093)
Total assets	6,942	3,782	2,591	2,232	2,182
Long-term obligations, net of current portion	2,891	2,608	1,038	315	0
Total stockholders' equity (deficit)	$(42)	$(3,229)	$(2,918)	$(1,618)	$(606)

    The statement of operations data as of the periods indicated below are derived from unaudited financial statements. The operations data for the quarterly periods ended September 30, 2001 and each quarter thereafter to and including the quarter ended December 31, 2001 are derived from unaudited financial statements reviewed by Arthur Andersen LLP and the operations data for the quarterly periods from March 31, 2003 and each quarter thereafter through and including the quarter ended June 30, 2006, have been derived from unaudited financial statements reviewed by Rosenberg, Rich, Baker, Berman & Company, and include all adjustments (consisting of normal recurring items) that management considers necessary for a fair presentation of the financial statements.

	Three months ended
	September 30	December 31	March 31	June 30
	(in thousands, except share amounts)
FISCAL 2006 QUARTERLY
STATEMENT OF OPERATIONS DATA:
Total revenues	$381	$168	$284	$142
Cost of Sales	337	135	256	246
Research and development	1,861	1,961	2,298	1,915
General and administrative	1,092	2,090	4,820	3,119
Depreciation and amortization	20	20	17	22
Operating loss	(2,929)	(4,038)	(7,107)	(5,160)
Interest expense, Net	(14)	(6)	(5)	(10)
OTHER income (EXPENSE) NET	(12)	(4,270)	(498)	(402)
Net loss	$(2,955)	$(8,314)	$(7,610)	$(5,572)
Basic and diluted net loss per share	$(.02)	$(.04)	$(.03)	$(.03
Shares used in basic and diluted net loss per share(1)	152,291,645	174,998,048	262,539,165	270,387,574

Three months ended
September 30	December 31	March 31	June 30
(in thousands, except share amounts)

FISCAL 2005 QUARTERLY
STATEMENT OF OPERATIONS DATA:
Total revenues	$179	$296	$564	$672
Costs and Expenses:
Cost of Sales	130	245	448	623
Research and development	1,101	1,055	1,664	1,307
General and administrative	709	2,071	2,639	1,032
Depreciation and amortization	1	127	62	1
Operating loss	(1,762)	(3,203)	(4,249)	(2,291)
Interest expense, Net	(29)	(66)	(37)	21
Other Income (Expense) Net	(41)	-	(59)	482
Net loss	$(1,832)	$(3,269)	$(4,345)	$(1,788)
Basic and diluted net loss per share	$(.02)	$(.04)	$(.04)	$(.01)
Shares used in basic and diluted net loss per share(1)	89,719,962	93,388,984	120,015,504	137,719,500

Three months ended
September 30	December 31	March 31	June 30
(in thousands, except share amounts)
FISCAL 2004 QUARTERLY
STATEMENT OF OPERATIONS DATA:
Total revenues	$2,489	$1,291	$555	$306
Costs and Expenses:
Cost of sales	2,099	1,191	484	294
Research and development	611	843	1,404	1,212
General and administrative	605	914	803	1,856
Depreciation and amortization	46	28	27	22
Operating loss	(872)	(1,685)	(2,162)	(3,078)
Interest expense, Net	(16)	(16)	(20)	(59)
Other Income (Expense) Net	23	-	(152)	278
Net Loss	(865)	$(1,701)	$(2,334)	$(2,859)
Basic and diluted net loss per share	$(.01)	$(.02)	$(.03)	$(.03)
Shares used in basic and diluted net loss per share(1)	$71,725,318	72,814,272	81,564,405	84,885,017

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

RESULTS OF OPERATIONS

OVERVIEW

   mPhase is a development-stage company that historically develops, markets and sells a line of innovative DSL based broadband communications equipment and IP Television delivery solutions. During fiscal year ended June 30, 2006 the mPhase continued its efforts in the field of nanotechnology by entering into a renewal of a $1.2 million Development Agreement with the Bell Labs Division of Lucent Technologies, Inc. to develop an ultra sensitive magnetic detection device known as a magnetometer which has significant potential military applications. The magnetometer also has potential commercial applications in all phones and the food industry.  In March of 2005 the Company extended for an additional 12 months at a cost of $1.2 million its contract with Bell Labs focused upon power cell and battery development with military applications as an additional business segment. The Bell labs division of Lucent Technologies, Inc. has been engaged by mPhase to perform research and development under a $1.2 million Development Agreement of a power cell that will have a relatively unlimited shelf life and other advantages for soldiers in the field (such as lack of detection) .

mPhase is a developer of broadband communications products, specifically, middleware, set top boxes and systems integration solutions for the delivery of broadcast quality television, video on demand, high speed internet and voice utilizing internet protocol. (IPTV) mPhase's believes that its TV+ solution is the most cost-effective, standards based, scalable solution with carrier class quality and security available for telecommunications service providers around the world. mPhase believes that telecommunication service providers in countries outside of the United States that generally lack extensive fiber to the home infrastructure will find the Company's TV+ solution as an attractive way to retain traditional telephone customers by offering a full package of services. The TV+ solution is designed to enable telecommunication service providers to solve the "last mile" from a central office location to a customer over any existing infrastructure including copper, fiber or coax. Version 3.0 of the TV+ solution is a culmination of years of development of a world class television delivery solution for telecommunication service providers. The Company also develops and sells DSL products including "intelligent" POTS Splitter DSL loop diagnostic systems and Plain Old Telephone Service (POTS) Splitters necessary to split a telephone signal into a high frequency digital and low digital data component and low frequency analog voice component necessary for a telephone service provider to provide high-speed internet services over copper from its central office to its customer's premises. Since our inception in 1996 we have been a development-stage company.

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

    mPhase also designs and markets a line of DSL component products. The Company is currently reevaluating this area with respect to developing a new VDSL customer premises splitter product. To date, all sales revenue has been derived from sales of its POTS splitters and related low-pass filter products. mPhase expects to derive its first material revenues from sales of its TV+ product during fiscal year 2005.

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

    The Company has incurred net losses totaling approximately $151.5 million during the development of its flagship product from inception through June 30, 2006. In fiscal 2001, the Company had anticipated that the sales of its component products would be able to supplement the underwriting of the completion of our flagship product, the Traverser. In fiscal 2002 these sales declined with the overall decline of DSL deployments and spending in the telephonic industry. The Company sales of its POTS splitter product continued to slow during most of fiscal year 2003 with overall revenue decreasing approximately $1 million as telecommunications spending continued to decline. In the first quarter of fiscal year ended June 30, 2004, the Company experienced a significant increase in revenues from its POTS splitter product which resulted in revenues increasing from approximately $2.5 million in fiscal year 2003 to approximately $4.6 million in fiscal year 2004. In fiscal year 2005, revenues from POTS splitter products again decreased to approximately $1.2 million. The Company did receive its first order for 1000 ports of its TV+ product from a major Russian telecommunications service provider in fiscal year 2005 resulting in approximately $280,000 of additional revenue. In fiscal year 2006 revenues from POTS Splitter sales decreased to $975,482 resulting from the increased competition globally in the number and reduced costs of market suppliers of the product.

    During fiscal year 2006, the Company completed the shift of its development efforts with respect to its TV+ product from its ATM products characterized by Releases 1.0 and 2.0 of its TV+ product to an IP delivery protocol in Release 3.0 of its TV+ product. Such transformation, to meet a major shift in requirements of telecommunication service providers for delivery of converged services delayed the expected commencement of material revenues from the TV+ product from fiscal year 2006 to fiscal year 2007. The Company believes that it will commence receiving revenues in fiscal year 2007 from initial commercial deployments of its IPTV+ product. Until such time such revenues are realized, the Company intends on maintaining its reduced cost structure except for greater software research and development cost related to continued development of the IPTV which management believes will permit the Company to ultimately achieve profitability. The Company believes the initial deployments and the resultant revenues of its flagship Release 3.0 of its TV+ solution are not expected to occur until the second quarter of fiscal year 2007. An upturn of spending in the telephonic industry for DSL component products should increase sales and improve the Company's margins and provide the Company the opportunity to attain profitability.

    Revenues. To date, all material revenues have been generated from sales of POTS Splitter Shelves and other DSL component products to a small number of telecommunications companies. mPhase believes that future revenues are difficult to predict because of the length and variability of the commercial roll-out of the TV+ platform to various telecommunications service providers but does anticipate some sales of its IPTV+ solution in fiscal year 2007. Since the Company believes that there may be a significant international market for the TV+ platform, involving many different countries with different regulations, certifications and commercial practices than the United States, future revenues are highly subject to changing variables and uncertainties. Additionally, the continued instability of the telecommunications market evidenced by reduced in capital spending from its peak in fiscal year 2001 across the whole telecom sector contributes to our difficulty in accurately predicting future revenues.

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

    Non-cash administrative stock-based employee compensation charge. mPhase incurred non-cash administrative stock-based employee compensation charges of $6,276,423 and $1,242,793, for the fiscal years ended 2006 and 2005, respectively.

TWELVE MONTHS ENDED JUNE 30, 2006 VS. JUNE 30, 2005

    Revenues. Total revenues for the year ended June 30, 2006 decreased to $975,482 from $1,711,085 for the year ended June 30, 2005. The decrease was primarily attributable to decreased sales of the Company's POTS Splitter product line caused by a downturn of orders from one customer that orders component products from the Company. The Company also recognized $280,000 of revenue in connection with the first sale of 1000 ports of Release 2.0 its TV+ solution to a major telecommunications service provider in Russia in fiscal year 2005 but received no additional orders for Version 3.0 of its TV+ solution in fiscal year 2006. The Company cannot predict when the demand for telecommunication equipment will resume, however we do expect certain added revenue in fiscal year 2007 from deployments of our TV+ solution.

Cost of revenues. Cost of sales was $974,583 for the year ended June 30, 2006 as compared to $1,446,151 in the year ended June 30, 2005. Cost of revenues decreased for the twelve months ended June 30, 2006 compared to the prior period ending June 30, 2005 primarily because of decreased sales. Gross margins for the period ended June 30, 2006 were 1.0%. The gross margins have varied dramatically as spending among telecommunication providers has contracted, coupled with downward pressures related to the supply and demand of telecommunications products. The single most significant reason the margins decreased dramatically was due to the reduced selling price of our POTS Splitter product. Discounts, consisting of a 2% discount from the amount invoiced if paid within 10 days were offered during fiscal year 2006 .  Such discounts amounted to $4,202 for the period ended June 30, 2006, and were offered to Covad Communication our leading telecommunications service provider customer.  Such discounts offered in fiscal 2005 amounted to $1,447.

Research and Development. Research and development expenses were $8,034,964 for the year ended June 30, 2006 as compared to $5,127,438 in the year ended June 30, 2005, an increase of $2,907,526. Such expenditures included $4,384,749 incurred with Lucent Technologies, Inc. for the year ended June 30, 2006 as compared to $3,319,280 during the comparable period in 2005. In addition we incurred $2,346,875 with Microphase and other strategic vendors for the year ended June 30, 2006 as compared to $919,937 during the comparable period in 2005.

    The significant increase in research and development expenses with Lucent Technologies, Inc. is due to the continued and accelerated development of the TV+ product together with the extension of the $1.2 million month Development Agreement for an additional 12 months related to the battery and power pack product development utilizing nanotechnology and the extension for an additional 12 months at a total of  $1.2 million Development Agreement with Lucent to develop ultra electronic sensor devices also using nanotechnology. Such expenditures may increase in fiscal year 2007 since the Company's strategy is to further enhance the features and cost reduce its TV+ and expand its product line in the Nanotechnology area.

    The elimination in research expenditures incurred with GTRC is due to the Company's refocus in development from its legacy Traverser DVDDS television delivery platform to its TV+ product.

    Research expenditures incurred with Microphase sharply declined as the Company reexamined the viability of it Broadband Loop Watch product during the second half of fiscal year 2006. Expenditures that were incurred in fiscal year 2006 were related to the continuing development of the Company's DSL component products, including the Company's line of POTS Splitters and Microfilters and the Company's the Broadband Loop Watch.

General and Administrative Expenses. Selling, general and administrative expenses were $11,121,235 for the year ended June 30, 2006 up from $6,579,761 for the comparable period in 2005, an increase of $4,541,474.

Included is an increase of non-cash charges relating to the issuance of common stock and options to consultants, and employees which totaled $6,276,423 for the year ended June 30, 2006 as compared to $3,150,343 during the comparable period in 2005. Other components of the increase in selling, general and administrative expenses were increases in payroll of approximately $128,000 to $1,603,000,  an increase in the use of outside consultants of approximately $399,000 to $1,103,000, marketing expenses such as trade shows of $104,000 to $372,000.

Other Income and Expense reflects a non recurring charge of $5,530,504 for the value of shares issued to investors to reflect market changes in the common stock..

    Net loss. mPhase recorded a net loss of $24,450,650 for the year ended June 30, 2006 as compared to a loss of $11,234,324 for the same period ended June 30, 2005. This represents a loss per common share of  $(.12) in 2006 as compared to $(.10) in 2005, based upon weighted average common shares outstanding of 199,610,372 and 108,657,578 during the periods ending June 30, 2006 and June 30, 2005 respectively.

TWELVE MONTHS ENDED JUNE 30, 2005 VS. JUNE 30, 2004

Total revenues for the year ended June 30, 2005 decreased to $1,711,085 from $4,641,346 for the year ended June 30, 2004 a decrease of $2,401,800. The decrease was primarily attributable to decreased sales of the Company's POTS Splitter product line caused by a downturn of orders from one customer that orders component products from the Company. The Company also recognized $280,000 of revenue in connection with the first sale of 1000 ports of Release 2.0 its TV+ solution to a major telecommunications service provider in Russia in fiscal year 2005.  The Company cannot predict when the demand for telecommunication equipment will resume, however we do expect certain added revenue in fiscal year 2007 from deployments of our TV+ solution.

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

    For the years ended June 30, 2006, and 2005 and for the period since inception (October 2, 1996) to June 30, 2006, approximately $0 $0, and $ 13,524,300, respectively, has been billed to mPhase for research and development conducted by GTARC. With the completion of the DVDDS legacy product, the Company has shifted its research and development from GTARC to Lucent Technologies Inc. in connection with its TV+ product as well as its entry into the nanotechnology product area. Such new research and development during Fiscal Year 2006 was (a) for completion 3.0 of the TV+ product and (b) entry into the nanotechnology product area focused initially on (a) power cells and batteries and (b) ultra magnetic sensory devices each designed for military applications. The Company incurred research and development expenses with Lucent for fiscal years ended June 30, 2006 and 2005 of $4,384,749 and $3,319,280 respectively.

    The amount of research and development costs the Company has expended from October 2, 1996, its inception date, through June 30, 2006 is $51,579,202 During the year ended June 30, 2006, the Company incurred research and development expenses of $5,534,964 related to the continued development of its current IPTV solution and other DSL products and services as compared to $3,518,238 for the same period ended June 30, 2005. In addition the Company incurred research and development expenses for the fiscal year 2006 of $2,500,000 for its nanotechnology products as compared to $1,609,200 for fiscal year ended June 30, 2005..

STRATEGIC ALLIANCES IMPLEMENTED

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

    Utilization of net operating losses generated through June 30, 2006 may be limited due to "changes in control" of our common stock that occurred.

STOCK-BASED COMPENSATION

On July 1, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment" (SFAS 123R). SFAS 123R revised SFAS 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. Effective, July 1,2005, the Company adopted FAS 123R using the "modified prospective" method, and has recorded as an expense the  fair value of all stock based grants  to employees after such date The Company has not restated its operating results for any prior fiscal year end or quarter.

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

    During the fiscal years ended June 30, 2006, 2005 and 2004, the Company decreased its net reserve by approximately $205,642, $183,000, and $98,000, respectively, for technical obsolescence and marketability. As of June 30, 2006, in the opinion of management, reduced inventory levels and  product marketability did not result in a need for a valuation reserve.

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

    Mr. Abraham Biderman, Biderman, and Mr. Anthony Guerino own a relatively small amount of stock, warrants and options in mPhase Technologies, Inc.

    Mr. Durando, the President and CEO of mPhase, owns a controlling interest and is a director of Janifast Limited. Mr. Durando is Chief Operating Officer and Mr. Dotoli is an officer of Microphase Corporation. Mr. Ergul, the chairman of the board of mPhase, owns a controlling interest and is a director of Microphase Corporation., Janifast, Hart Telephone and Lintel Corporation are significant shareholders of mPhase. Microphase, Janifast and Hart Telephone have converted significant liabilities to equity in fiscal years June 30, 2001, 2002 and in the current fiscal year. Management believes the amounts charged to the Company by Microphase, Janifast, mPhase Television.Net and Hart Telephone are commensurate to amounts that would be incurred if outside parties were used.

    Significant charges from related parties are summarized for the periods enumerated as follows:

Year Ended June 30,

Charges and Expenses with Related Parties

	2004	2005	2006
Charges incurred with Janifast Ltd.
included in:
Cost of sales and ending inventory	$2,771,925	$1,536,494	$895,991
Total Janifast	$2,771,925	$1,536,494	$895,991
Charges incurred with Microphase
Corp.
included in:
Cost of sales and ending inventory
(Including Royalties)	$140,123	$94,740	$32,014
Research and development	84,494	60,000	197,639
General and administrative	231,068	304,030	302,167

Total Microphase Corp.	$455,685	$458,770	$531,820
Total Charges with Related Parties included in:
Cost of sales and ending inventory	$2,912,048	$1,631,234	$928,005
Research and development	84,494	60,000	197,639
General and administrative	231,068	304,030	302,167
Total Charges with Related Parties	$3,227,610	$1,995,264	$1,427,811

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2006 mPhase had a working capital deficit of $1,093,784 as compared to a working capital deficit of $1,674,419 as of June 30, 2005. The Company believes this will be sufficient for its short-term liquidity. During fiscal year ending June 30, 2007 it is estimated that the Company will need to raise approximately $5-10 million to meet longer term liquidity needs through June 30, 2007. Such monies would be necessary primarily to fund future capital expenditures for research and development of enhanced features for its TV+ product and the manufacturing of inventory necessary to complete any significant order for DSL component products. Additional capital will need to be raised to build inventory for any significant order of the TV+ platform that might occur in fiscal year 2007. Finally, (depending upon sales and margins in fiscal year 2007) additional capital may be required to fund a portion of any growth necessary in operations.

    Included in the Company's working capital position at June 30, 2006, were the conversions of approximately $590,000 of accounts payable and accrued expenses due to related parties and strategic vendors to equity.

    Through June 30, 2006, the Company has incurred development stage losses totaling approximately $151,460,057. At June 30, 2006, the Company had cash and cash equivalents of $1,359,924 compared to $351,185 at June 30, 2005. Historically, mPhase had funded its operations and capital expenditures primarily through private placements of common stock. Management expects that its ongoing financial needs will be provided by financing activities and believes that the sales of its line of POTS Splitter products and other related DSL component products as well as its TV+ product will provide some offset to cash flow used in operations, although there can be no assurance as to the level and growth rate of such sales in future periods as seen with quarter to quarter fluctuations in component sales. At June 30, 2006, the Company had accounts receivable of $106,237 and inventory of approximately $161,270.This compared to $533,841 of accounts receivable and approximately $490,142of inventory at June 30, 2005.

    Cash used in operating activities was $11,157,473 during the twelve months ending June 30, 2006. For fiscal 2006 the cash used by operating activities principally consists of the net loss plus the slight increase in accounts receivable, offset by the decrease in inventory and by the increases in accounts payable, accrued expenses and increases in the amounts due to related parties; further offset by non cash expenses for depreciation and amortization, and by non-cash charges for common stock options and warrants issued for services.

    In the year ended June 30, 2006, net cash of approximately $211,974 was used in investing activities for the purchase of fixed assets and patent enhancements.

    During the twelve-month period ended June 30, 2006, the Company raised capital through private placements with accredited investors and the exercise of previously outstanding warrants, whereby the Company issued 72,786,897 shares of the Company's common stock pursuant to private placements, generating net proceeds to the Company of $10,057,651 and 15,720,120 shares of the Company's common stock pursuant to the exercise of warrants at exercise prices ranging from $.17 to $.25 per share, generating net proceeds of $3,007,724. The Company incurred $782,567 of cash expenses and issued 2,924,462 shares of common stock and 2,924,462 warrants, each to purchase one share of its common stock at prices ranging from $.18 to $.25 per share to finders, consultants and investment banking firms in connection with these private placements.

    During the fiscal year ended June 30, 2006 certain strategic vendors and related parties converted approximately $590,000 of accounts payable and accrued expenses into 3,331,864 shares of the Company's common stock and 3,277,778 warrants.

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

    As a result, conversion of debt with related parties and strategic vendors during the periods enumerated is as follows:

Equity Conversions of Debt With Related Parties and Strategic Vendors	For the Years Ended June 30,
	2004	2005	2006
Related Party Conversions
Number of shares	0	3,259,875	3,000,000
Number of warrants	0	3,259,875	3,000,000
Amount converted to equity	$0	$651,975	$540,000
Strategic Vendor Conversions
Number of shares	110,467	635,296	331,864
Number of warrants	5,069,242	1,356,696	277,778
Amount converted to equity	$1,963,202	$426,894	$50,000
Total Related Party and Strategic
Party Conversions
Number of shares	110,467	3,895,171	3,331,864
Number of warrants	5,069,242	4,616,571	3,277,778
Amount converted to equity	$1,963,202	$1,078,869	$590,000
Gain on Extinguishment of Debt	$150,058	$418,696	$30,608

    As of June 30, 2006, mPhase had commitments of approximately $800,000, and $700,000 respectively for capital expenditures with respect to its Micro Power Cell, and Magnetometer products respectively with Lucent Technologies, Inc, and commitments with respect to the TV+ of $688,000, $960,000, and $1,000,000 respectively with Velankani, Magpie, and Espial.

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

    Through June 30, 2006, the Company incurred development stage losses totaling approximately $151,460,057 and at June 30, 2006 had a working capital deficit of $1,093,784 The primary reason for the improvement in the Company's working capital position at June 30, 2006, was the raising of substantial monies to the company in private placements totaling $10,057,651 and the exercise of warrants in the amount of 3,007,724. During fiscal year June 2006, the company experienced difficult capital markets funding management of the Company desired to avoid unnecessary dilution by issuing large amounts of equity at depressed prices to raise larger sums of cash. As noted above, during the fiscal year ended June 30, 2006 the Company's efforts to maintain a manageable working capital position included conversions of (approximately $590,000 of accounts payable and accrued expenses due to related parties and strategic vendors to equity. At June 30, 2006, the Company had $1,359,925 of cash and cash equivalents and $106,237 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) the successful market and sell its products.

    During the fiscal years ended June 30, 2005 and 2006 the Company was able to negotiate extended payment terms for overdue accounts payable with strategic vendors. These obligations are now classified as notes payable and included in current and long-term portions of notes payable in the accompanying balance sheets, based upon the revised payment terms. The Company believes it can maintain its present repayment schedule, or otherwise renegotiate such terms that are satisfactory to the Company and these vendors.

    On August 30, 2004, the Company paid $100,000 to Piper & Rudnick LLC, its outside counsel in connection with the renegotiation of a Payment Agreement effective June 30, 2004. Under the terms of the renegotiated Payment Agreement, the Company agreed to payments of $25,000 each on December 1, 2004, March 1, 2005, June 1, 2005 and September 1, 2005 and a payment of $50,000 on December 1, 2006 plus $25,000 payments on March 1, 2006, June 1, 2006, September 1, 2006 and a final payment of $75,000 on December 1, 2007. In addition, Piper Rudnick agreed to convert an additional $150,000 of such payable into a 5 year cashless warrant to purchase the Company's common stock at $.25 per share. This agreement replaced in its entirety a prior agreement effective March 31, 2002 in which the Company was $473,787 in arrears with respect to a Promissory Note as of June 30, 2004. The Company has made payments through the payment due June 1, 2006 but has not made the payment due September 1, 2006.

    The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2007 and continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

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

    We have evaluated our cash requirements for fiscal year 2007 based upon certain assumptions, including our ability to raise additional financing and initial expected sales of our TV+ product.. The Company anticipates that it will need to raise approximately $5-10 million additional monies primarily in private placements of its common stock with accredited investors, or alternatively we will need to curtail certain expenses as incurred at the present levels including marketing and research and development expenses. We have no commitments from affiliated or third parties to provide additional financing. In the event that we do not receive any proceeds from additional financings, we will attempt to further reduce expenditures and continue to operate the Company from sales revenue and any funding that may be available from affiliated companies. Additional investment in technology design to enhance the features and reduce the cost of the TV+ platform will be necessary over the next 12 months. In addition, the Company is currently obligated to pay $100,000 per month to Lucent for development of its power cell and battery products using nanotechnology and $100,000 per month to Lucent for development of its magnetometer product, in each case through March of 2007. As of the date hereof, the Company owes Lucent $313,600 with respect to its TV+ solution as well as an aggregate of approximately $325,000 to other vendors assisting in the TV+ solution. In addition the Company owes Lucent $300,000, and $0 with respect to its Nanotechnology and Magnetometer products.

    Should these cash flows not be available to us, we believe we would have the ability to revise our operating plan and make certain further reductions in expenses, so that our resources available at June 30, 2006, plus financing to be secured during fiscal year 2007, and expected POTS splitter revenues, will be sufficient to meet our obligations until the end of fiscal year 2007. We have continued to experience operating losses and negative cash flows. To date, we have funded our operations with a combination of component sales, debt conversions with related parties and strategic vendors and private equity offerings. Management believes that we will be able to secure the necessary financing in the short term to fund our operations into our next fiscal year. However, failure to raise additional funds, or generate significant cash flows through revenues, could have a material adverse effect on our ability to achieve our intended business objectives.

 ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is not exposed to changes in interest rates as the Company has no floating rate debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the interest rate yield curve would not materially affect the fair value of any financial instruments at June 30, 2006. We believe that interest rate risks for our accounts receivable are insignificant. Sales to customers are denominated in dollars. Accordingly, we are not directly exposed to market risks from currency fluctuations.

   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

None.

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

   PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Executive officers are selected by the Board of Directors. No family relationships exist between any of the executive officers or directors. The following table sets forth certain information with respect to each person, who is an executive officer or director. mPhase's executive officers and directors as of June 30, 2006 are as follows:

NAME	AGE	POSITION(S)
Necdet F. Ergul	83	Chairman of the Board and Director
Ronald A. Durando	49	Chief Executive Officer and Director
Gustave T. Dotoli (2)	70	Chief Operating Officer and Director
Martin Smiley	58	Officer
OUTSIDE DIRECTORS
Anthony H. Guerino (1)(2)	58	Director
Abraham Biderman (1)(2)	58	Director
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

MARTIN SMILEY was elected on June 28, 2006 to the Board of Directors he joined mPhase as Executive Vice President, Chief Financial Officer and General Counsel in August 2000. Mr. Smiley has over twenty years experience as a corporate finance and securities attorney and as an investment banker. Prior to joining the company, Mr. Smiley served as a Principal at Morrison & Kibbey, Ltd., a mergers and acquisitions and investment banking firm from 1998 to 2000, and as a Managing Director for CIBC Oppenheimer Securities from 1994 to 1998. He served as a Vice President of Investment Banking at Chase Manhattan Bank from 1989 to 1994, and as a Vice President and Associate General Counsel for Chrysler Capital Corporation from 1984 to 1989. Mr. Smiley graduated with a B.A. in Mathematics from the University of Pennsylvania and earned his law degree from the University Of Virginia School Of Law.

At each annual meeting of stockholders, the newly elected directors' terms begin on the date of election and qualification, and continue through the next annual meeting following election. Terms may differ in the case where a director resigns, is removed from office, or until the time when a successor director is elected and qualified.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Directors, executive officers, and individual owning more than 10 percent of mPhase common stock are required to file initial reports of ownership and changes in ownership with the SEC under Section 16(a) of the Securities Exchange Act of 1934, as amended. The SEC regulations also require those persons to provide copies of all filed Section 16(a) reports to the Company. mPhase has reviewed the report copies filed in fiscal year 2006, and based also on written representations from those persons, the Company believes that there was compliance with Section 16(a) filing requirements for fiscal year 2006. All the officers and directors filed all of the required forms in a timely manner.

   ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth, for the fiscal year ended June 30, 2006 and the two previous fiscal years, the compensation earned by mPhase's chief executive officer and the four other executive officers, whose compensation was greater than $100,000 for services rendered in all capacities to the Company for the year ended June 30, 2006.

SUMMARY COMPENSATION TABLE

LONG-TERM COMPENSATION

	ANNUAL COMPENSATION		RESTRICTED STOCK AWARD(S)	SECURITIES UNDERLYING OPTIONS
YEAR	SALARY	BONUS

Ronald A. Durando Chief Executive Officer and President	2006 2005 2004	$393,600 $305,000 $285,000	$250,000 - -	6,000,000 - -	9,775,000 2,500,000 1,500,000
Gustave Dotoli Chief Operating Officer	2006 2005 2004	$282,000 $215,000 $225,000	$75,000 - -	2,500,000 -	4,875,000 1,500,000 750,000
Martin Smiley Executive Vice President Chief Financial Officer and General Counsel	2006 2005 2004	$175,000 $125,000 $103,958	- - -	1,577,206 425,000 -	1,300,000

Compensation of Directors

    During fiscal year 2006 mPhase compensated each of the inside directors with Options to purchase 25,000 shares of common stock at a price of $.25 per share for services both as officers and directors. The outside directors were each compensated with 25,000 of Options to purchase common stock at a price of $.25. The Messrs Durando, Dotoli and Guerino were each paid a $7,500 cash stipend. No such payment was made during fiscal year 2005.

STOCK OPTIONS

    The following table contains information regarding options granted in the fiscal year ended June 30, 2006 to the executive officers named in the summary compensation table above. For the fiscal year ended June 30, 2006, mPhase granted options and compensatory warrants to acquire up to an aggregate of 23,595,000 shares to employees and directors.

Name	Number of%	of Total	Exercise	Market	Expiration	Potential Realizable Value
	Securities	Option/SARS	or	Price	Dates	of Assumed Annual
	Underlying	Granted to	Base	on		Rates of Stock Price
	Option/SARS	Employees in	Price	Grant		Appreciation for
	Granted (#)	Fiscal Year	($/Share)	Dates		5 Year Option Term
						0%	5%	10%
Ronald	4,000,000	0.41	0.18	0.18	2/23/2011	40,000	$249,974	$503,988
A.	4,000,000		0.21	0.21	2/23/2011		$129,974	$383,988
Durando	1,000,000		0.25	0.25	3/28/2011		$0	$55,997
	775,000		0.21	0.21	6/14/2011		$25,182	$74,398

Gustave	1,800,000	0.2	0.18	0.18	2/23/2011	18,000	$112,488	$226,794
T.	1,800,000		0.21	0.21	2/23/2011		$58,488	$172,794
Dotoli	750,000		0.25	0.25	3/25/2011		$0	$41,998
	525,000		0.21	0.21	6/14/2011		$17,059	$50,398

Martin	550,000	0.05	0.18	0.18	2/23/2011	5,500	$34,371	$69,298
Smiley	500,000		0.21	0.21	2/23/2011		$16,247	$47,998
	250,000		0.21	0.21	6/14/2011		$0	$13,999

OPTION GRANTS IN LAST FISCAL YEAR

(INDIVIDUAL GRANTS)

    The following table sets forth information with respect to the number and value of outstanding options held by executive officers named in the summary compensation table above at June 30, 2006. During the fiscal year ended June 30, 2006 no options were exercised. The value realized is the difference between the closing price on the date of exercise and the exercise price. The value of unexercised in-the-money options is based upon the difference between the closing price of mPhase's common stock on June 30, 2006, and the exercise price of the options.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND

FISCAL YEAR-END OPTION VALUES

	Shares Acquired	Value Realized	NUMBER OF SECURITIES (1) UNDERLYING UNEXERCISED OPTIONS AT YEAR END (#)		VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT YEAR END ($)
	on Exercise	$
			EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE
Ronald A. Durando	0	0	14,200,000	-	$40,000	-
Gustave T. Dotoli	0	0	6,925,000	-	$18,000	-
Martin Smiley	0	0	1,440,000	-	$5,500	-
	-	-		-

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The members of the Compensation Committee during fiscal 2006 were Messrs. Biderman and Guerino. Neither Messrs. Biderman, nor Guerino have been one of mPhase's officers or employees. None of the Company's directors or executive officers served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire Board of Directors) of another entity during fiscal 2006 that has a director or executive officer serving also as a director on mPhase's Board of Directors, except that Mr. Dotoli is also a member of the Board of Directors of PacketPort, a company in which Mr. Durando serves as Chief Executive Officer. Mr. Dotoli, together with Mr. Durando and Mr. Ergul, are collectively controlling shareholders of Janifast and Mr. Dotoli and Mr. Ergul are also Directors of Janifast. Janifast has produced components for the TV+ and has and continues to produce the POTS splitter product for mPhase. MPhase plans to use Janifast to produce certain portions of orders for its Television platform in the future.

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 30, 2006 certain information regarding the beneficial ownership of our shares:

1.     by each person who is known by us to be the beneficial owner of more than five percent (5%) of its outstanding common stock;

2.     each of our directors;

3.     by each executive officer named in the Summary Compensation Table; and,  by all of our directors and executive officers as a group.

Name and Address of Beneficial	Number of	Percentage
Owner(1)	"Shares"	Ownership
	of Common Stock	of Common
	Beneficially	Stock(2)
	Owned
Necdet F. Ergul(4)	5,050,750	1.8%
Ronald A. Durando(3)	25,264,849	8.8%
Gustave T. Dotoli	13,330,267	4.7%
Abraham Biderman	1,527,733	0.5%
Anthony Guerino	777,500	0.3%
Martin Smiley	8,598,198	3.0%
Microphase Corporation	24,832,241	8.4%
Janifast	18,127,778	6.2%
All executive Officers Directors, and beneficial owners	97,509,316	33.7%

(1) Unless otherwise indicated, the address of each beneficial owner is 587 Connecticut Avenue, Norwalk, Connecticut 06854-1711.

(2) Unless otherwise indicated, mPhase believes that all persons named in the table have sole voting and investment power with respect to all shares of the Company shares beneficially owned by them. The percentage for each beneficial owner listed above is based on 278,235,984 shares outstanding on June 30, 2006, and, with respect to each person holding options or warrants to purchase shares that are exercisable within 60 days after June 30, 2006, the number of options and warrants are deemed to be outstanding and beneficially owned by the person for the purpose of computing such person's percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The number of shares indicated in the table include the following number of shares issuable upon the exercise of warrants or options:

	Warrants	Options	Total
Necdet F. Ergul	200,000	2,448,750	2,648,750
Ronald A. Durando	581,667	14,200,000	14,781,667
Gustave Dotoli	1,138,067	6,925,000	8,063,067
Martin Smiley	2,545,569	1,440,000	3,985,569
Abraham Biderman	35,000	982,500	1,017,500
Anthony Guerino	35,000	742,500	777,500
Microphase Corporation	8,772,222	0	8,772,222
Janifast Ltd.	3,150,000	0	3,150,000

 (3) Includes 1,396,148 shares held by Durando Investment LLC, Shares held by Janifast which Mr. Durando controls are stated separately.

 (4) Includes 277,000 shares owned by Berrin Snyder, his daughter and 275,000 owned by Eda Peterson, his daughter. Shares held by Microphase which Mr. Ergul controls are stated separately.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Material Related Party Transactions

The Company has material related party transactions. The Company incurs costs for engineering, design and production of prototypes and certain administrative functions from Microphase Corporation and the purchase of finished goods, primarily consisting of DSL splitter shelves and filters, from Janifast Limited. The Company has incurred costs for obtaining transmission rights. This enabled the Company to obtain re-transmission accreditation to proprietary television content that the Company plans to provide with its flagship product, the TV+ within its incorporated joint venture mPhase Television.Net, in which the Company owns a 56.5% interest.

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

Transactions with Officers, Directors and their Affiliates

Directors that are significant shareholders of Janifast Limited include Messrs Ronald A. Durando, Gustave T. Dotoli, and Necdet F. Ergul.

During the 12 month period ended June 30, 2006 Eagle Advisers, an investment banking firm founded by Mr. Abraham Biderman, a member of the Board of Directors of the Company, earned fees and reimbursement expenses of approximately $782,568 in connection with services in regard to private placements of the Company's common stock and warrants and raised a total of $5,820,652 net of such fees for the Company.

During the 12 month period ended June 30, 2005 Eagle Advisers, earned fees and reimbursement expenses of approximately $633,000 in connection with services in connection with private placements of the Company's common stock and warrants and raised a total of $6,117,000 net of such fees for the Company.

Additionally at June 30, 2004, Mr. Durando was owed $300,000 and Mr. Smiley was owed $100,000 by the Company as evidenced by a non-interest bearing promissory note that was repaid in July 2004. As of June 30, 2004 a total of $55,000 in the aggregate was due to Mr. Durando and Mr. Dotoli for unpaid compensation.

Mr. Durando's June 30, 2004 note payable balance of $300,000 was repaid by the Company during fiscal year 2005. During the first and second quarters of fiscal year 2005, Mr. Durando made additional bridge loans to the Company evidenced by various 12% demand notes in the aggregate of $525,000. Mr. Durando was repaid a total of $450,000 of such loans in January of 2005. In addition, Mr. Durando converted $13,954 of the principal amount of a $75,000 promissory note leaving unpaid principal of $61,046 outstanding. Mr. Durando converted $13,000 of accrued and unpaid interest on various promissory notes of the Company into 65,000 shares of common stock and a 5 year warrant to purchase a like amount of common stock at $.25 per share.

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

During fiscal year end June 30, 2006, Mr. Edward Suozzo, a consultant of the Company, converted $50,000 of accounts payable owed by the Company into 331,864 shares of common stock plus a 5 year warrant to purchase 277,778 shares of common stock at $.18 per share. During fiscal year end June 30, 2005, Mr. Suozzo converted $20,000 of accounts payable owed by the Company into 100,000 shares of common stock plus a 5 year warrant to purchase 100,000 shares of common stock at $.25 per share.

During fiscal year end June 30, 2006, Microphase Corporation and Janifast Corp, both related parties respectively converted $369,000 and $171,000 of accounts payable owed by the Company into 2,050,000 and 950,000 shares of common stock plus a 5 year warrant to purchase 2,050,000 and 950,000 shares of common stock at $.18 per share.

During the three months ending September 30, 2004, a note payable in the amount of $180,000 to Microphase Corporation, Such note was extended by Microphase from July 25, 2004 and now matures on July 25, 2005. Additionally, a note payable to Martin Smiley, CFO and General Counsel of mPhase, in the amount of $100,000 was extended from July 25, 2004 to July 25, 2005. Both liabilities carry an interest rate of 12% payable quarterly in arrears and were extended effective June 30, 2004. Each note is convertible into Common Stock of mPhase at the rate of $.25 cents per share plus a 5 year warrant for a like amount of common stock at $.25 per share through July 25, 2005 and a second 5 year warrant at $.50 per share convertible into a like amount of shares.

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

Transactions with Microphase Corporation

    mPhase's President and Chairman of the Board of the Company are also employees of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement for fiscal year 2006 required mPhase to pay Micophase $10,000 per month. Microphase also charges fees for specific projects on a project-by-project basis. During the year ended June 30, 2006 and for the period of time from mPhase's inception (October 2, 1996) to June 30, 2006, $531,820 and $8,670,776, respectively, have been charged to expense or inventory under these Agreements and is included in operating expenses in the accompanying consolidated statements of operations. Management believes that amounts charged to the Company by Microphase are commensurate to amounts that would be incurred if outside third parties were used.

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

Effective June 30, 2004, the Company was $473,787 in arrears with respect to a Promissory Note issued to Piper Rudnick LLP plus other legal fees of $118,773.36.  It should be noted that Piper & Rudnick received such Promissory Note plus two warrants received in March of 2002 in exchange for cancellation of certain payables. Such warrants have conversion rights into our common stock for a total of 2,233,490 shares that have been registered under a recently effective Form S-1 Registration Statement, and are cashless. On September 3, 2003, the Company paid $10,000 in cash to Piper in exchange for reducing the total payable to $550,000 plus the issuance of additional cashless warrant for $150,000 worth of the Company's common stock valued at $.25 per share. The remaining $300,000 payable has the following future payment schedule :

1. Payments of $25,000 each on December 1, 2004, March 1, 2005, June 1, 2005, September 1, 2005, March 1, 2006, June 1, 2006 and September 1, 2006.

2. A payment of $50,000 on December 1, 2005

3. A payment of $75,000 due on December 1, 2006

SUBSEQUENT EVENT

On July 24, 2006, the Board of Directors of mPhase Technologies, Inc. with Messrs. Durando and Dotoli abstaining voted 5-0 to approve the payment of up to $225,000 of legal expenses incurred in the aggregate for Messrs. Durando and Dotoli in connection with the Civil Law suit brought by the Securities and Exchange Commission No. 19465 filed November 15, 2005 against Packetport.com et al. which included Messrs Durando and Dotoli as officers of Packetport .com. The Board based its approval upon (a) the denial of any wrong doing by Messrs. Durando and Dotoli, (b) the key strategic role played by Messrs. Durando and Dotoli as CEO and COO respectively of mPhase and (c) the current product ingredient with the IPTV solution or voice over IP has part of the triple play of services that are part of mPhase’s TV+ solution.

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

EXHIBITS
NUMBER
REFERENCE	DESCRIPTION
10.14. *	Purchase Order between the Company and Lucent Technologies, Inc., dated December 15, 2002, for cost reduction of the mPhase Traverser INI set box. **
10.15.*	Co-Branding Agreement, dated as of January 21, 2003, between the Company and Lucent Technologies, Inc.**
10.16*	Systems Integrator Agreement, dated as of April 4, 2003, between the Company and Lucent Technologies, Inc.**
10.17*	Development Agreement between Lucent Technologies, Inc and mPhase technologies, Inc. relating to Broadcast Television Switch (BTS) effective as of September 15, 2003.**
10.18*	Development Agreement effective February 3, 2004 between Lucent Technologies, Inc. and mPhase Technologies, Inc for development of micro fuel cell Nano Technology.**
10.19*	Software License Agreement between Espial Group, Inc, a Canadian Corporation and mPhase Technologies, Inc. entered into November 28, 2004.
10.20*	Software Development Agreement between Magpie Telecom Insiders, Inc, and mPhase Technologies, dated September 2, 2004 and Work Order dated January 3, 2005
10.21*	Development Agreement effective March 11, 2005 between Lucent Technologies Inc and mPhase Technologies relating to development of Magnetometers.
10.22*	Amendment No. 2 to Development Agreement dated as of March 9, 2005 relating to
Micro Power Source Cells between mPhase Technologies, Inc and Lucent Technologies, Inc.
10.23*	Amendment No. 2 to Development Agreement between Lucent Technologies, Inc.
and mPhase Technologies, Inc. dated as September 15, 2003
10.24*	Amendment No. 3 to Development Agreement between Lucent Technologies, Inc and mPhase
Technologies, Inc. dated September 15,2003
10.25*	Amendment No. 4 to Development Agreement between Lucent Technologies, Inc and mPhase
Technologies, Inc. dated as of September 15, 2003
10.26*	Annexure B Statement of Work dated August 22, 2005 between Magpie Insiders, Inc. and mPhase
Technolgies, Inc.
10.27*	Annexure C Statement of Work dated January 25, 2006 between Magpie Insiders Inc and mPhase
Technologies, Inc.
10.28*	3rd Amendment to Software License dated March 10, 2006 between Espial Group Inc. and mPhase
Technolgies, Inc.
10.29**	4th Amendment to Software License dated June 27,2006 between Espial Group, Inc and mPhase
Technolgies, Inc.
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

CONSOLIDATED FINANCIAL STATEMENTS

PAGE
Report of Rosenberg Rich Baker Berman & Company	F-1
Report of Arthur Andersen LLP	F-2
Report of Schuhalter, Coughlin & Suozzo, PC	F-3
Consolidated Balance Sheets as of June 30, 2005 and 2006	F-4
Consolidated Statements of Operations for the years ended June 30, 2004, 2005 and 2006 and for the period from inception (October 2, 1996) through June 30, 2006.	F-5
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period from inception (October 2, 1996) to June 30, 1997 and for each of the nine years in the period ended June 30, 2006	F6-F11
Consolidated Statements of Cash Flows for the years ended June 30, 2004, 2005 and 2006 and for the period from inception (October 2, 1996) through June 30, 2006.	F-12
Notes to Consolidated Financial Statements	F-13 F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of mPhase Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of mPhase Technologies, Inc. (a New Jersey corporation in the development stage) and subsidiaries as of June 30, 2006 and June 30, 2005, and the related consolidated statements of operations, changes in stockholders' equity (deficit), cash flows and Schedule II (Valuation and Qualifying Accounts, Item 14B) for each of the three years in the period ended June 30, 2006 and for the period from inception (October 2, 1996) to June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of mPhase Technologies, Inc. for the period from inception to June 30, 2001. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from inception to June 30, 2001, included in the cumulative totals, is based solely upon the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of mPhase Technologies, Inc. and subsidiaries as of June 30, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 and for the period from inception to June 30, 2006, in conformity with accounting principles generally accepted in the United States.

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

September 27, 2006

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

Schuhalter, Coughlin & Suozzo, PC

Raritan, New Jersey

January 28, 1999

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	JUNE 30,	JUNE 30,
	2005	2006
ASSETS
Current Assets:
Cash and cash equivalents	$ 351,185	$ 1,359,925
Accounts receivable, net of bad debt reserve of $0 and $20,207 in 2005 and 2006 respectively	533,841	106,237
Stock subscription receivable	460,000	-
Inventory, net of reserve of $205,642 and $0 in 2005 and 2006, respectively	490,142	161,270
Prepaid expenses and other current assets	25,622	66,777
Total current assets	1,860,790	1,694,209
Property and equipment, net	162,692	350,120
Patents and licenses, net	141,451	87,579
Other assets	67,250	50,000
Total assets	$ 2,232,183	$ 2,181,908
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$ 1,691,338	$ 1,638,322
Accrued expense	431,765	557,342
Due to related party	721,569	274,271
Note payable, related party	277,000
Current portion of long term debt	413,537	318,058
Total current liabilities	3,535,209	2,787,993
Other liabilities	214,709	-
Long-term debt, net of current portion	100,000	-
COMMITMENTS AND CONTINGENCIES (Notes 11)
STOCKHOLDERS' EQUITY (DEFICIT):
Common Stock, par value $.01 (900,000,000 shares authorized, 145,048,832 and 278,235,984 issued and outstanding in 2005 and 2006 respectively. Note 8)	1,450,489	2,782,360
Additional paid-in capital	123,949,156	148,079,585
Deficit accumulated during development stage	(127,009,407)	(151,460,057)
Less-treasury stock, 13,750 shares, at cost	(7,973)	(7,973)
Total stockholders' equity (deficit)	(1,617,735)	(606,085)
Total liabilities and stockholders' equity	$ 2,232,183	$ 2,181,908

The accompanying notes are an integral part of these Consolidated Financial Statements.

     mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended June 30,			From Inception
				(October 2, 1996)
				to June 30,
				2006
	2004	2005	2006
TOTAL NET REVENUES	$ 4,641,346	$ 1,711,085	$ 975,482	$ 22,295,667
COSTS AND EXPENSES:
Cost of Sales (Including $3,647,599
$1,370,700 and $802,455 incurred with related parties in 2004, 2005, and 2006, respectively as discussed in Note 9	4,068,255	1,446,151	974,583	16,333,941
Research and development (including non-cash stock related charges of $72,000, $0, and $200,850 in 2004, 2005 and 2006 respectively, see also note Note 9 Related Party Transactions)	4,069,721	5,127,438	8,034,964	51,579,202
General and administrative (including non-cash stock related charges of $1,242,793, $2,948,083, $6,075,573 in years 2004, 2005 and 2006 respectively, see also note 8 & 9 Stockholders Equity and Related Party Transactions	4,177,961	6,579,761	11,121,235	96,756,092
Depreciation and Amortization	122,878	62,679	78,416	3,031,002
Total costs and expenses	12,438,815	13,216,029	20,209,198	167,700,237
Loss from operations	(7,797,469)	(11,504,944)	(19,233,716)	(145,404,630)
OTHER INCOME (EXPENSE):
Interest income (expense), net	(111,175)	(110,469)	(34,569)	(150,141)
Other Income (expense) including non cash reparation expense of $5,530,504 in 2006 (see note 8 Stockholders Equity)	150,058	381,089	(5,182,365)	(5,905,286)
NET LOSS	$(7,758,586)	$ (11,234,324)	$ (24,450,650)	$ (151,460,057)
LOSS PER COMMON SHARE, basic and diluted	$ (0.10)	$ (0.10)	$ (0.12)
WEIGHTED AVERAGE COMMON SHARES	77,677,120	108,657,578	199,610,372
OUTSTANDING, basic and diluted

The accompanying notes are an integral part of these Consolidated Financial Statements.

mPHASE TECHNOLOGIES INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)

TO JUNE 30, 1997 AND FOR EACH OF THE NINE YEARS

IN THE PERIOD ENDED JUNE 30, 2006

	Common Stock
							TOTAL
	Shares	$.01	Treasury	Additional	Deferred	Accumulated	STOCKHOLDERS'
		Par Value	Stock	Paid-In	Compensation	Deficit	EQUITY
				Capital			(DEFICIT)
BALANCE, OCTOBER 2, 1996	1,140,427	$11,404	$-	$459,753	$-	$(537,707)	$(66,550)
(date of inception).
Issuance of common stock of Tecma Laboratories, Inc., for 100% of the Company.	6,600,000	66,000	-	(537,157)	-	537,707	66,550
Issuance of common stock, in private placement, net of offering costs of $138,931	594,270	5,943	-	752,531	-	-	758,474
Net loss	-	-	-	-	-	(781,246)	(781,246)
BALANCE, JUNE 30, 1997	8,334,697	83,347	-	675,127	-	(781,246)	(22,772)
Issuance of common stock with warrants, in private placement, net of offering costs of $84,065	999,502	9,995	-	791,874	-	-	801,869
Issuance of common stock for services	300,000	3,000	-	147,000	-	-	150,000
Issuance of common stock in connection with investment in unconsolidated subsidiary	250,000	2,500	-	122,500	-	-	125,000
Repurchase of 13,750 shares of common stock	-	-	(7,973)	-	-	-	(7,973)
Issuance of common stock with warrants in private placement, net of offering costs of $121,138	1,095,512	10,955	-	659,191	-	-	670,146
Issuance of common stock for financing services	100,000	1,000	-	(1,000)	-	-	-
Issuance of common stock in consideration for 100% of the common stock of Microphase Telecommunications, Inc.	2,500,000	25,000	-	1,685,000	-	-	1,710,000
Net loss	-	-	-	-	-	(4,341,059)	(4,341,059)
BALANCE, JUNE 30, 1998	13,579,711	$135,797	$(7,973)	$4,079,692	$-	$(5,122,305)	$(914,789)

The accompanying notes are an integral part of these Consolidated Financial Statements.

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)

TO JUNE 30, 1997 AND FOR EACH OF THE NINE YEARS

IN THE PERIOD ENDED JUNE 30, 2006

	Common Stock						TOTAL
				Additional			STOCKHOLDERS'
	Shares	$.01	Treasury	Paid-In	Deferred	Accumulated	EQUITY
		Par	Stock	Capital	Compensation	Deficit	(DEFICIT)
		Value
BALANCE, JUNE 30, 1998	13,579,711	$ 135,797	$ (7,973)	$ 4,079,692	$ -	$ (5,122,305)	$ (914,789)
Issuance of common stock with warrants in private placements, net of offering costs of $107,000	3,120,000	31,200	-	2,981,800	-	-	3,013,000
Issuance of common stock for services	1,599,332	15,993	-	8,744,873	-	-	8,760,866
Issuance of common stock with warrants in private placement, net of offering costs of $45,353	642,000	6,420	-	1,553,227	-	-	1,559,647
Issuance of common stock in private placement, net of offering costs of $679,311	4,426,698	44,267	-	10,343,167	-	-	10,387,434
Issuance of stock options for services	-	-	-	7,129,890	-	-	7,129,890
Issuance of warrants for services	-	-	-	16,302	-	-	16,302
Deferred employee stock option compensation	-	-	-	-	(140,000)	-	(140,000)
Net loss	-	-	-	-	-	(22,838,344)	(22,838,344)
BALANCE, JUNE 30, 1999	23,367,741	233,677	$ (7,973)	$ 34,848,951	$ (140,000)	$ (27,960,649)	$ 6,974,006
Issuance of common stock and options in settlement	75,000	750	-	971,711	-	-	972,461
Issuance of common stock upon exercise of warrants and options	4,632,084	46,321	-	5,406,938	-	-	5,453,259
Issuance of common stock in private placement, net of cash offering costs of $200,000	1,000,000	10,000	-	3,790,000	-	-	3,800,000
Issuance of common stock in private placement, net of cash offering costs of $466,480	1,165,500	11,655	-	9,654,951	-	-	9,666,606
Issuance of common stock for services	1,164,215	11,642	-	8,612,265	-	-	8,623,907
Issuance of options for services	-	-	-	9,448,100	-	-	9,448,100
Deferred employee stock option compensation	-	-	-	1,637,375	(1,637,375)	-	-
Amortization of deferred employee stock option compensation	-	-	-	-	551,707	-	551,707
Net loss	-	-	-	-	-	(38,161,542)	(38,161,542)
BALANCE, JUNE 30, 2000	31,404,540	$ 314,045	$ (7,973)	$ 74,370,291	$ (1,225,668)	$ (66,122,191)	$ 7,328,504

The accompanying notes are an integral part of these Consolidated Financial Statements..

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)

TO JUNE 30, 1997 AND FOR EACH OF THE NINE YEARS

IN THE PERIOD ENDED JUNE 30, 2006

	Common Stock						TOTAL
				Additional			STOCKHOLDERS'
	Shares	$.01	Treasury	Paid-In	Deferred	Accumulated	EQUITY
		Par Value	Stock	Capital	Compensation	Deficit	(DEFICIT)

BALANCE, JUNE 30, 2000	31,404,540	$ 314,045	$ (7,973)	$ 74,370,291	$ (1,225,668)	$ (66,122,191)	$ 7,328,504
Issuance of common stock upon exercise of options	320,000	3,200	-	324,300	-	-	327,500
Issuance of common stock with warrants in private placements, net of cash offering costs of $512,195	4,329,850	43,298	-	7,766,547	-	-	7,809,845
Issuance of common stock for services	450,000	4,500	-	1,003,125	-	-	1,007,625
Issuance of options and warrants for services	-	-	-	5,849,585	-	-	5,849,585
Deferred employee stock option compensation	-	-	-	607,885	(607,885)	-	-
Amortization of deferred employee stock option compensation	-	-	-	-	1,120,278	-	1,120,278
Issuance of common stock in settlement of debt to directors and related parties	4,840,077	48,402	-	2,371,637	-	-	2,420,039
Net Loss	-	-	-	-	-	(23,998,734)	(23,998,734)
BALANCE, JUNE 30, 2001	41,344,467	$ 413,445	$ (7,973)	$ 92,293,370	$ (713,275)	$ (90,120,925)	$ 1,864,642

The accompanying notes are an integral part of these Consolidated Financial Statements.

mPHASE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN

SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)

TO JUNE 30, 1997 AND FOR EACH OF THE NINE YEARS

IN THE PERIOD ENDED JUNE 30, 2006

	Common Stock
								Total
	Shares	$.01 Par	Treasury	Additional	Deferred	Accumulated	Comprehensive	Stockholders
		Value	Stock	Paid-in Stock	Compensation	Deficit	Loss	Equity (Deficit)

Balance June 30, 2001	41,344,467	$413,445	$ (7,973)	$92,293,370	$ (713,275)	(90,120,925)	-	1,862,642
Issuance of Common stock with warrants in private placement	6,980,643	69,807	-	1,903,943	-			1,973,750
Issuance of Common stock for services	2,976,068	29,760	-	1,169,241	-	-	-	1,139,001
Issuance of options and warrants for services	-	-	-	1,877,937	-			1,877,937
Cancellation of unearned options to former employees	-	-	-	(140,802)	140,802	-	-	-
Amortization of deferred employee stock option compensation	-	-	-	-	548,550	-	-	548,550
Issuance of common stock and warrants in settlement of debt to related parties and strategic vendors	7,492,996	74,930	-	2,663,728	-	-	-	2,534,558
Sale of Common stock to certain Officers and Directors in private placement	2,000,000	20,000	-	980,000	-	-	-	1,900,000
Issuance of Common stock upon exercise of options	13,334	133	-	3,867	-	-	-	4,060
Net Loss	-	-	-	-	-	(11,245,361)	-	(11.245,361)
Other comprehensive loss	-	-	-	-	-	-	(4,026)	(4,026)
Balance, June 30, 2002	60,807,508	$ 608,075	$ (7,973)	$100,751,284	$ (23,923)	$ (101,366,286)	$ (4,026)	$ (42,489)

Issuance of Common stock with warrants in private placement, net of Cash offering costs of $124,687	4,296,680	42,967	-	1,121,351	-	-	-	1,160,315
Issuance of Common stock for services	426,000	4,260	-	107,985	-	-	-	112,245
Issuance of options and warrants for services	-	-	-	274,100	-			274,100
Amortization of deferred employee stock option	-	-	-	-	23,923	-	-	23,923
compensation
Issuance of common stock and warrants in settlement of debt to related parties and strategic vendors	5,923,333	59,233	-	1,826,329	-	-	-	1,885,562
Net Loss	-	-	-	-	-	(6,550,211)	-	(6,650,211)
Other comprehensive loss	-	-	-	-	-	-	4,026	4,026
Balance, June 30, 2003	71,453,521	$ 714,535	$ (7,973)	$ 104,081,049	$ 0	$ 108,016,295	$ -	$ (3,228,886)

The accompanying notes are an integral part of these Consolidated Financial Statements.

	Common Stock
								Total
	Shares	$.01 Par	Treasury	Additional	Deferred	Accumulated	Comprehensive	Stockholders
		Value	Stock	Paid-in Stock	Compensation	Deficit	Loss	Equity (Deficit)

Balance, June 30, 2003	71,453,521	$ 714,535	$ (7,973)	$ 104,081,049	-	$ (108,016,497)	$ -	$ (3,228,886)
Issuance of common stock with warrants in private placement, net of cash offering costs of $313,200	15,177,973	151,779	-	4,322,934	-	-	-	4,474,713
Issuance of common stock for services	924,667	9,247	-	238,153	-	-	-	247,400
Issuance of options and warrants for services				1,067,393	-	-	-	1,067,393
Issuance of common stock pursuant to exercise of warrants	1,233,334	12,333	-	304,467	-	-	-	316,800
Issuance of common stock and warrants in settlement of debt to related parties and strategic vendors	110,467	1,105	-	1,962,099	-	-	-	1,963,204
Net Loss	-	-	-	-	-	(7,758,586)	-	(7,758,586)
Balance, June 30, 2004	88,899,962	$ 888,899	$ (7,973)	$ 111,976,095	$ -	$ (115,775,083)	$-	$ (2,917,962)

The accompanying notes are an integral part of these Consolidated Financial Statements.

mPHASE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN

SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)

TO JUNE 30, 1997 AND FOR EACH OF THE NINE YEARS IN THE PERIOD ENDED JUNE 30, 2006

	Shares	$.01 stated	Treasury Stock	Additional Paid	Accumulated	Total
		Value		in Capital	Deficit	Shareholders
						Equity
Balance, June 30, 2004	88,899,962	$ 888,999	$ (7,973)	$ 111,976,095	(115,775,083)	2,917,962
Issuance of Shares in Private	39,853,661	398,535	-	6,888,553	-	7,287,088
Placement

Issuance of in connection with exercise of warrants	3,637,954	36,380	-	644,229		680,609
Conversion of Debt to Common	3,895,171	36,952	-	1,174,134		1,213,086
Stock and warrants
Options Awarded to Consultants	-	-	-	2,191,043		2,191,043
Options Awarded to Officers	-	-	-	625,290		625,290
Issuance of shares to Officers and consultants for services	1,151,000	11,510		322,500		334,010

Exercise of cashless warrants	4,949,684	49,499	-	(49,499)		-

Exercise of warrants by officers	1,770,400	17,704	-	-
						17,704
Reparation of Private Placement Offering	891,000	8,910	-	176,811		185,721
Net Loss	-	-	-		(11,234,324)	(11,234,324)
Balance June 30, 2005	145,048,832	$1,450,489	$(7,973)	$123.949,156	$(127,009,407)	$(1,617,735)

Issuance of common stock pursuant to the exercise of warrants, net of cash expenses of $108,000	15,720,120	157,201	-	2,850,523	-	3,007,724

Issuance of common stock with warrants in private placements, net of cash expenses of $674,567	72,786,897	727,868	-	9,329,781	-	10,057,649

Issuance of common stock for services	11,500,000	115,000	-	2,324,000	-	2,439,000

Conversion of related party and strategic vendor debts to common stock and warrants	3,331,864	33,319	-	556,681	-	590,000

Stock options awarded to consultants, employees and officers				3,837,423		3,837,423

Issuance of additional shares and warrants to effect revised pricing on previous private offering charged to expense	29,848,271	298,483	-	5,232,021	-	5,530,504

Net loss					(24,450,650)	(24,450,650)

Balance, June 30, 2006	278,235,984	$2,782,360	$(7,973)	$148,079,585	$(151,460,057)	$(606,085)

The accompanying notes are an integral part of these Consolidated Financial Statements.

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Years Ended		Inception
		June 30,		(October 2,
				1996) to
				June 30,
	2004	2005	2006	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(7,758,586)	$(11,234,324)	$(24,450,650)	$(151,460,057)
Adjustments to reconcile net loss to net
Cash used in operating activities:
Depreciation and amortization	730,099	280,590	$206,935	6,817,764
Book value of fixed assets disposed	-	-	-	74,272
Loss on unconsolidated subsidiary	-	-	-	1,466,467
Provision for doubtful accounts	-	-	-	32,124
Impairment of note receivable	-	-	-	232,750
Loss on securities	-	37,411	-	48,669
Gain on Extinguishments	(150,058)	(418,696)	-	(772,216)
Common stock, options and warrants for purchase of common stock granted
Reparation Cost	-	-	5,530,504	5,530,504
Changes in operating assets and liabilities:	1,314,793	3,336,064	6,276,423	59,071,377
Accounts receivable	223,035	(469,741)	887,604	321,639
Inventory	865,355	533,030	328,872	(165,831)
Prepaid expenses and other current assets	19,267	55,439	(41,155)	14,284
Other assets	-	(50,000)	17,250	(609,932)
Accounts payable	171,712	(85,579)	69,429	4,312,957
Accrued expenses	(32,702)	(111,589)	125,577	1,793,857
Deferred revenue	-	(214,180)	-	-
Due to related parties:
Receivable from Subsidiary				(150,000)
Microphase	83,762	257,348	(60,787)	2,576,272
Janifast	422,905	254,063	(485,556)	2,471,412
Officers	(90,583)	34,200	(23,400)	479,556
Lintel	-	-	-	477,000
Due to Others	(32,500)	-	-	179,472
Net cash used in operating activities	(4,227,501)	(7,795,964)	(11,618,954)	(67,257,660)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in patents and licensing rights	(40,893)	(34,167)	-	(450,780)
Purchase of property and equipment	(104,001)	(121,476)	(340,493)	(3,103,075)
Net cash used in investing activities	(144,894)	(155,643)	(340,493)	(3,553,855)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement of common stock and exercise of options and warrants	3,964,558	8,393,717	13,065,375)	71,931,568
Repurchase of treasury stock at cost	-	-	-	(7,973)
Conversion of debt to equity	-	-	590,000	590,000
Advances from/repayment to Microphase	(180,000)	-		347,840
Proceeds from notes payable officers	300,000	535,000	-	965,000
Repayment of notes payable - officers	-	(650,000)	(314,709)	(994,709)
Repayment of notes payable	(18,978)	(65,970)	(372,479)	(660,286)
Net cash provided by financing activities	4,065,580	8,212,747	12,968,187	72,171,440
Net increase (decrease) in cash	(306,815)	261,140	1,008,740	1,359,925
CASH AND CASH EQUIVALENTS, beginning of period	396,860	90,145	351,185	-
CASH AND CASH EQUIVALENTS, end of period	$ 90,045	$ 351,185	$ 1,359,925	$ 1,359,925

The accompanying notes are an integral part of these Consolidated Financial Statements.

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

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

2. LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

    Through June 30, 2006, the Company had incurred development stage losses totaling $151,460,057, and at June 30, 2006 had a stockholders' deficit of $606,085. At June 30, 2006, the Company had $1,359,925 of cash and $106,237 of trade receivables

    The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) the successful wide scale development, deployment and marketing of its products.

   The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2007 and continue its development and commercialization efforts.

    In addition to the above financing activities, the following business initiatives are also ongoing and are expected to provide additional working capital to the Company.

    The Company is currently negotiating with several organizations for the commencement of field trials that would lead to commercial sales of its broadcast television platform products. The Company has had a downturn in sales of its POTS splitter products for its fiscal year ended June 30, 2006 to $975,482, which included sales to two customers of approximately $497,496 during such period.

    Management believes that actions presently being taken to complete the Company's development stage through the commercial roll-out of its broadcast television platforms will be successful. However, there can be no assurance that mPhase will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

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

STOCK BASED COMPENSATION

 SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values.  The Company adopted the provisions of Statement No. 123(R) in the current fiscal year.

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

    The Company had revenue from two customers of 36% and 16% during the fiscal year ended June 30, 2006. The Company had revenue from two customers of 35.1% and 28.9% during the fiscal year ended June 30, 2005.

    Throughout the year, cash may exceed FDIC insured limits. The Company maintains cash balances at financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation up to $100,000.  Cash balances exceeded FDIC insured limits at June 30, 2006 and June 30, 2005 and at times throughout the year for the years then ended.

RESEARCH AND DEVELOPMENT

Research and Development cost are charged to operations when incurred. The amounts charged to expense for the years ended 2004, 2005 and 2006. were $4,069,721, $5,127,,438 and $8,034,964 respectively.

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

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

    Amortization expense was $86,395, $54,321, and $55,987 for the years ended June 30, 2004, 2005, and 2006, respectively.

    The impairment test for the Company's patents and license rights resulted in the Company concluding that no impairment in addition to amortization previously recorded was necessary during the year ended June 30, 2006.

INVENTORIES

   The Company uses the First In First Out method (FIFO) to account for inventory which is carried at cost  Inventory consists mainly of the Company's POTS Splitter Shelf, Filters, and Servers. Inventory is comprised of the following:

	June 30
	2005	2006
Raw materials	$376,776	$-
Work in Progress	77,830	-
Finished goods	241,178	161,270
Total	695,784	161,270
Less: Reserve for obsolescence	(205,642)	0
Net Inventory	$490,142	$161,270

LONG-LIVED ASSETS

    In August 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which became effective for the Company July 1, 2002 for the fiscal years ended June 30, 2004, June 30, 2005 and June 30, 2006. The Company assesses long-term assets for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 144, the Company reviews long-term assets for impairment whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. The Company also assesses these assets for impairment based on their estimated future cash flows.

Income Taxes

   The Company accounts for income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using tax rates and laws expected to be in effect when the differences are expected to reverse.  Valuation allowances are provided against deferred tax assets for which it has been determined the assets will not be realized.

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

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

WARRANTY RESERVE

    The Company warrants that all equipment manufactured by it will be free from defects in material and workmanship under normal use for a period of one year from the date of shipment. Through June 30, 2006, substantially all sales by the Company have been from component telephone equipment parts, primarily the Company's POTS Splitter Shelves. The Company's actual experience for cost and expenses incurred in connection with such warranties have been insignificant. Warranty expense for the fiscal year ended June 30, 2006 was nominal. Reserve is considered efficient to provide for future warranty costs on fiscal 2006 sales.  The Company's aggregate accrued liability is $25,000 at this time.

RECENT ACCOUNTING PRONOUNCEMENTS

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

FASB 123 (revised 2004) - Share-Based Payments

In December, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment".  Among other things, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values.  The Company adopted the provisions of Statement No. 123(R) in the current fiscal year.

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

 STATEMENT OF CASH FLOW SUPPLEMENTAL INFORMATION

Cash Flow Schedule	2005	2006
Interest Paid	48,090	3,104
Taxes Paid	550	2,216
Non Cash Transactions from Financing and investing Activities
Conversion of accounts payable to equity		590,000
Conversion of Accounts payable to Notes	79,680	-
Reparation Cost	-	5,530,504
Options Issued	-	3,837,423
Share based Compensation	-	2,439,000
Work in process transferred to R&D	214,800	-
Additions to Patents and Licenses	38,750	-

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

4. PROPERTY AND EQUIPMENT

    Property and equipment, at cost, consist of the following:

	June 30
	2005	2006
Equipment	$2,426,605	$481,337
Office and marketing equipment	514,895	73,255
	2,941,500	554,592
Less-Accumulated depreciation	(2,778,808)	204,472
	$162,692	$350,120

    Depreciation expense for the years ended June 30, 2004, 2005, and 2006 was $649,704, 227,269, and $150,948 respectively, of which $613,221, $218,911 and $128,519 respectively, relates to research laboratory and testing equipment included in research and development expense.

    During the Fiscal Year Ended June 30, 2006, the Company disposed of or otherwise abandoned in excess of $3 million of fully depreciated property and research equipment. Appropriate adjustments were made to the original cost and accumulated depreciation of such assets.

5. ACCRUED EXPENSES

    Accrued expenses consist of the following:

	June 30
	2005	2006
Lucent Projects (Note 11)	$-	$100,000
Other General Expenses	431,765	457,342
	$431,765	$557,342

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

    As of June 30, 2006 mPhase owns a 56.5% interest in mPhaseTelevision.net. The Company terminated the lease of the earth station for business reasons, and there was no material impact on mPhaseTelevision.net's operating activities.

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

7. LONG TERM DEBT

Long-term debt is comprised of the following:		June 30,
	2005	2006

Settlement Agreements

Accounts payable originally expected to be converted to a $150,000 Note payable to GTRearing 7% in GTRC bearing 7%interest, amended in March 2004, and reduced to $100,000, to be amortized in equal Quarterly installments $ 16,667 plus interest at 7% through March 2005 (see also-Note 13-Commitments and Contingencies)	$50,000	$0

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
(See also Note 8, Stockholders Equity)

	$225,000	$125,000

Note payable to vendor bearing 8% interest due in weekly payments of $5,000 including accrued interest. These payments commenced in January 2002 and originally were scheduled to continue until June 2004. This note is presently in arrears and is included in current portion of long term debt.	$198,057	$193,058

Settlement payable, effective interest rate at 5% with vendor for 12 payments of $6,640 through December 31, 2005	$40,480	$0

Total	$513,537	$318,058

Less: Current portion	$413,537	$318,058
Long-term Debt, non-current portion	$100,000	$0

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

8. STOCKHOLDERS' EQUITY

mPhase initially authorized capital of 50,000,000 shares of common stock with no par value. On February 23, 2000, the Board of Directors proposed and on May 22, 2000 the shareholders approved an increase in the authorized capital to 150,000,000 shares of common stock. On June 15, 2004, a Special Meeting of Shareholders of the Company approved a proposal by the Company to amend the Company's Certificate of Incorporation under New Jersey law to increase the authorized shares of common stock from 150 million to 250 million shares and change the par value of all shares of common stock from no par to $0.01 par stock.. Effective, June 30, 2005 and June 2006, the Company received authorization to increase the number of authorized shares to 500 million and 900 million respectively.

During the Fiscal Year Ending June 30, 2005 the following transactions impacted stockholders equity.

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

 (A Development Stage Company)

 Notes to Consolidated Financial Statements

 June 30, 2006

8. STOCKHOLDERS' EQUITY - (Continued)

In January of 2005 there were stock option awards issued to two consultants for services performed. The company granted 250,000 options to a consultant for professional services, these options provide for the right of stock purchase at an exercise price of $.25; these options have a five year life and expire in January of 2010. A second award issued a like number of options to another service provider under similar terms, except that the options associated with this second award offer a call feature, available to the company, for redemption of such options at a call price of $.45 at any time during their five year life. In aggregate, 400,000 options were issued in connection with these awards and will result in a charge to General and Administrative non-cash expense in the amount of $ 133,990 in the third quarter of fiscal 2005. The valuation of this charge was made on the basis of the fair market value of the Company's common stock on the date of grant using the Black-Scholes option premium model.

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

 June 30, 2006

8. STOCKHOLDERS' EQUITY - (Continued)

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

During the Fiscal Year Ending June 30, 2006 the following transactions impacted stockholders equity.

Private Placements:

During the first fiscal quarter, the Company issued 4,648,625 unregistered shares together with 5 year warrants to purchase 4,648,625 shares at $.25 per share in a private placement pursuant to Rule 506 of Regulation D of the Securities Act of 1933 generating $920,000 of gross proceeds. Also during the quarter,the Company issued 9,877,000 shares of its common stock together with 5 year warrants to purchase a like amount of shares at $.20 per share in two private placement pursuant to Rule 506 of Regulation D of the Securities Act of 1933 generating $2,167,400 of gross proceeds.

During the second fiscal quarter the Company issued 1,702,900 shares together with of 5 year warrants to purchase 1,702,900 shares of the Company's common stock to accredited investors at $.20 per share in a private placement generating pursuant to Rule 506 of Regulation D of the Securities Act of 1933 generating $340,580 of gross proceeds Also during the quarter, the Company issued 11,477,785 shares together with of 5 year warrants to purchase 11,477,785 shares of the Company's common stock to accredited investors at $.18 per share in a private placement pursuant to Rule 506 of Regulation D of the Securities Act of 1933 generating $2,238,973 of gross proceeds.

During the third fiscal quarter, the Company issued 29,861,772 shares together with of 5 year warrants to purchase 29,861,772 shares of the Company's common stock to accredited investors at $.18 per share in a private placement generating pursuant to Rule 506 of Regulation D of the Securities Act of 1933 generating $5,065,265 of gross proceeds.

In addition, the Company issues approximately 2,426,698 shares as finders fees as part of the private placements during the year. (See also comments regarding 12,792,117 shares explained under Reparations below)

Warrants Exercised:

During the first fiscal quarter the Company issued 225,000 shares of common stock pursuant to the exercise of warrants issued prior to the 3 month period generating net cash proceeds of $45,000.

During the second fiscal quarter, the Company issued 1,714,286 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $294,857.

During the third fiscal quarter, the Company issued 12,530,834 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $2,525,867.

The Company issued 1,250,000 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $250,000 to the Company.

Options and Stock Based Compensation

At various points during the fiscal year ended June 30, 2006, the Company issued stock options to employees and officers for the right to purchase 23,595,000 shares. Pursuant to the adoption of FAS 123(R), the Company recognized an expense in the amount of $3,837,423, all of which has been included in general and administrative expense. The fair value of options granted in 2006 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 108.5%, based on a risk-free interest rate of 4.4% and expected option life of 3 years.

During the fiscal year the Company issued to key employees and consultants common stock shares in the aggregate amount of 11,500,000 for services rendered. The value of such shares was determined based on the fair market value of the Company’s stock on the date that such transaction was authorized. Accordingly, the Company, recorded a charge to earnings in the aggregate amount of $2,439,000

Debt Conversions

During the second fiscal quarter the Company converted $369,000 and $171,000 of liabilities due to Microphase Corporation, and Janifast Ltd into 2,050,000 shares and 950,000 shares of stock and warrants , respectively. In addition the Company converted $50,000 of liabilities due to a strategic vendor into 331,864 shares of stock plus warrants of 277,778. The value attributable to the shares was based upon the market price of the Company's common stock on the measurement date.

Reparations

At various times during the second and third fiscal quarters, the Company issued shares of its common stock together with a like amount of warrants as reparation to affect revised pricing on previous private offerings. This additional consideration was afforded to stockholders who participated in the private placement of equity units and invested a minimum of 30% of their original investment. Each unit consisted of one share of stock and a warrant to purchase and equal amount of shares at $.18 per share. As addition consideration, each investor received the amount of shares that were required to bring the average cost of the total investment down to $.18 per share (range of original investment $.25 - $.35). A total of 29,848,271 of such shares were issued as reparation under such a program and the Company recorded a charge to earnings (Other Expense ) in the amount of $5,530,504. In addition, shares in the amount of 12,792,117 were issued and charged to “Additional Paid In Capital” as an appropriate incentive for the additional cash investment.

Conversions, Settlements and Gain on Extinguishments

As a result of the preceding, during the three years ended June 30, 2006, extinguishments, cancellations and conversions of debt for issuance of the Company's common stock to related parties is summarized in Note 11 and amounts relating to strategic investors is summarized as follows:

	For the Years Ended June 30,
Equity Conversions of Debt with Strategic Vendors	2004	2005	2006

Number of Shares	110,467	635,296	3,331,864

Number of Warrants	5,069,200	1,356,696	3,277,778

Amount Converted to Equity	$1,963,202	$426,894	$590,000

Gain on Extinguishments of Debt	$ 150,058	$418,696	$30,608

During the year ended June 30, 2006, the Company recorded non-cash gain from settlements of $369,675

The Company has no commitments from affiliates or related parties to provide additional financings. The Company has, from time to time, been able to obtain financings from affiliates when conditions in the capital markets make third party financing difficult to obtain or when external financing is available only upon very unattractive terms to the Company, and when such capital has been available from the affiliates. (See also-Note 9 Related Party Transactions)

mPHASE TECHNOLOGIES, INC.

 (A Development Stage Company)

 June 30, 2006

8. STOCKHOLDERS' EQUITY - (Continued)

STOCK INCENTIVE PLANS

A summary of the stock option activity for the years ended June 30, 2005, 2006 pursuant to the terms of both plans, which include incentive stock options and non-qualified stock options, is set forth on the below:

	NUMBER OF	WEIGHTED
	OPTIONS	AVERAGE
		EXERCISE PRICE
Outstanding at June 30, 2004	17,725,000.87
Granted	7,775,000.35
Exercised
Canceled /Expired	1,240,167	(2.05)
Outstanding at June 30, 2005	24,259,833	$.78
Granted	23,595,000.19
Exercised
Canceled/Expired	4,381,833.87
Outstanding at June 30, 2006	43,473,000.26
Exercisable at June 30, 2006	43,473,000.26

The fair value of options granted in fiscal year ended June 30, 2006 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of, 145.3% in 2005, and 108.5% in 2006, a 4.4% a risk-free interest rate and expected option life of 3 years.

The per share weighted average fair value of stock options granted during 2004, 2005 and 2006 was $.35, $.35 and $.16 respectively. The per share weighted average remaining life of the options outstanding at June 30, 2004, 2005, and 2006 is 2.88, 3.02 and 3.58 years, respectively.

During fiscal 2006 the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation , for stock-based employee compensation, effective as of the beginning of the fiscal year

Prior to Fiscal year end 2006 mPhase has elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options and certain compensating warrants granted to employees at fair market value. Had compensation expense for stock options granted under the Plan and certain warrants granted to employees in 2005, been determined based on fair value at the grant dates, mPhase's net loss for, 2004 and 2005 would have been increased to the pro forma amounts shown below.

.

	Twelve months ended June 30,
	2004	2005
Net loss, as reported	$(7,758,586)	$(11,234,324)
Add: Stock-based employee compensation expense net	72,000	131,750
included in report of net income, net of related tax effects
Deduct: Total stock-based employee compensation expense	(810,080)	(444,396)
determined under fair
value based method for all awards, net of related tax effects
Pro forma net loss	$(8,486,666)	(11,546,970)
Loss per share:
Basic and diluted-as reported	$(.10)	(.10)
Basic and diluted-pro forma	$(.11)	(.11)

mPHASE TECHNOLOGIES, INC.

 (A Development Stage Company)

 Notes to Consolidated Financial Statements

 June 30, 2006

8. STOCKHOLDERS' EQUITY - (Continued)

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

For the year ended June 30, 2005, the Company recorded non-cash charges and deferred compensation totaling $2,816,333 and $0, respectively, in connection with the grant of 7,775,000 options to employees and options to consultants for services rendered or to be rendered. Such charges are the result of the differences between the quoted market value of the Company's common stock on the date of grant and the exercise price for options issued to employees and Black-Scholes stock option pricing calculations for options issued to consultants

For the year ended June 30, 2006, the Company recorded non-cash charges and deferred compensation totaling $2,439,000

and $0, respectively, in connection with the grant of 23,595,000   options to employees and consultants and the Company recorded non-cash charges of $3,837,423  Such charges are the result of the differences between the quoted market value of the Company's common stock on the date of grant and the exercise price for option and warrants issued to employees and Black-Scholes stock option pricing calculations for options and warrants issued to consultants.

The following summarizes information about stock options outstanding at June 30, 2006:

RANGE OF	NUMBER	WEIGHTED	WEIGHTED	NUMBER	WEIGHTED
EXERCISE	OUTSTANDING	AVERAGE	AVERAGE	EXERCISABLE	AVERAGE
PRICE		REMAINING	EXERCISE		EXERCISE
		CONTRACTUAL	PRICE		PRICE
LIFE
$0 - $.50	43,473,000	43 months	$.26	43,473,000	$.26

WARRANTS

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

During June and July 2005 the Company completed a private placement of equity units pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. Each unit consists of one share of the Company's common stock at $0.20 per share plus a five (5) year warrant to purchase one share of the Company's common stock at $.25 per share. Such placement generated an aggregate of $3,488,000 of proceeds to the Company, to be used primarily to pay for research and development expenses and for general corporate purposes. A total of 14,140,000 shares of the Company's common stock together with five (5) year warrants to purchase 14,140,000shares of the Company's common stock at $.25 per share were issued in such private placement. In connection with such private placement, consultants and advisors received $253,500 of fees paid in cash and 476,500 shares of the Company's common stock and five (5) year warrants to purchase 476,500 shares of the Company's commons stock at $.25 per share.

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

During The fiscal year ended June 30, 2006 the company issued 105,468,248 of warrants at exercises prices ranging from $.17 to $.25.and 21,694,335 expired or were cancelled. Such warrants were issued as part of investment units offerered in private placements and as reparation to reduce the exercise price. Included in this amount is 950,000 and 4,322,222 issued to Janifast and Microphase respectively at $.18. In addition Mr. Smiley received 1,647,877 and 697,692 warrants to purchase common stock at $.21 and $.18 respectively.

During the first fiscal quarter the Company issued 225,000 shares of common stock pursuant to the exercise of warrants issued prior to the 3 month period generating net cash proceeds of $45,000.

During the second fiscal quarter, the Company issued 1,714,286 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $294,857.

During the third fiscal quarter, the Company issued 12,530,834 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $2,525,867.

The Company issued 1,250,000 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $250,000 to the Company.

As of June 30, 2006, warrants covering 157,108,199 shares remain outstanding with a weighted average exercise price of $.23

mPHASE TECHNOLOGIES, INC.

 (A Development Stage Company)

 Notes to Consolidated Financial Statements

  June 30, 2006

9. RELATED PARTY TRANSACTIONS

Mr. Durando, the President and CEO of mPhase, and together with Mr. Ergul owns a controlling interest and is a director of Janifast Limited. Mr. Durando and Mr. Dotoli are officers of Microphase Corporation. Mr. Ergul, the chairman of the board of mPhase, owns a controlling interest and is a director of Microphase Corporation. Microphase, Janifast,

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. During the fiscal year ended June 30 2006, Mr. Biderman's current firm Eagle Advisers, Inc. has acted as a finder of money in connection with finder's fees of $782,568, as well as addition administrative and occupancy charges of $75,000

During the six month period ended December 31, 2005, Mr. Durando, Mr. Dotoli and Mr. Smiley made bridge loans to the Company in the aggregate amounts of $50,000, $100,000 and $150,000. The loans due Mr. Dotoli and Mr. Smiley are outstanding at December 31, 2005. All of the loans have since been repaid.

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

MICROPHASE

The company leases office space from Microphase at both its Norwalk and Little Falls location. Current rental expense is $5,000 and $13,800 per month at Norwalk and Little Falls respectively. In addition, Microphase provides certain  research and development services and shares administrative personnel from time to time. (SEE RELATED CHARTS BELOW)

		Year Ended June 30,
Charges and Expenses with Related Parties
	2004	2005	2006
Charges incurred with Janifast Ltd. included in:
Cost of sales and ending inventory	$2,771,925	$1,536,494	895,991
Total Janifast	$2,771,925	1,536,494	895,991
Charges incurred with Microphase Corp included in:
Cost of sales and ending inventory
(Including Royalties)	$140,123	$94,740	32,014
Research and development	84,494	60,000	197,639
General and administrative	231,068	304,030	302,167
Total Microphase Corp.	$455,685	$458,770	531,820
Total Charges with Related Parties included in:
Cost of sales and ending inventory	$2,912,048	$1,631,234	928,005
Research and development	84,494	60,000	197,639
General and administrative	231,068	304,030	302,167
Total Charges with Related Parties	$3,227,610	$1,995,264	1,427,811
Included in Cost of Sales in the Consolidated Statements of Operations
(including changes in inventory)
Janifast	3,507,476	1,275,960	770,441
Microphase (including royalties)	140,123	94,740	32,014
Total Related Expense Included in Cost of Sales	3,647,599	1,370,700	802,455

mPHASE TECHNOLOGIES, INC

 (A Development Stage Company)

 Notes to Consolidated Financial Statements

 June 30, 2006

9. RELATED PARTY TRANSACTIONS - (continued)

On August 30, 2004, the Company paid $100,000 in cash to Piper Rudnick LLP, outside legal counsel in the Company as part of a renegotiated settlement agreement that was originally effective as of March 31, 2002. The Company was in arrears with respect to payments due under the original settlement agreement and as part of the renegotiated agreement agreed to make the following payments:

a.          $25,000 on each of December 1, 2004, March 2005, June 1, 2005, September 1, 2005 and a $50,000 payment on December 1, 2005. Thereafter the Company is obligated to pay $25,000 on each of March 1, 2006, June 1 2006, and September 1, 2006 with a final payment of $75,000 of December 1, 2006.

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

The Following Summaries Compensation to Related Parties for the Fiscal Year Ended June 30, 2006

Generally, as summarized below, the Company has offered conversion of debts to related parties on substantially the same terms as concurrent private placements (typically in $.30 units, such units including both shares of common stock and warrants to purchase a like amount of common stock) in addition to conversion of debts pursuant to terms of concurrent private placements and financial instruments which, pursuant to EITF 00-19 have been settled with the Company's common stock as conditioned by benchmarks, generally coinciding with the Company's negotiations to settle any and all obligations with Georgia Tech Research and its affiliate (see also Note 11) as follows:

The following summarizes compensation to related parties for the fiscal year ended June 30, 2006:

									TOTAL
	Durando	Dotoli	Ergul	Biderman	Smiley	Guerino	Janifast	Microphase	RELATED

Consulting/Salary	$643,600	$357,000		$39,000	$175,000				$1,214,600
Directors Stipend	$7,500	$7,500				$7,500			$22,500
Rent				$36,000				$204,444	$240,444
Cost of Sales/Royalty							$770,441	$32,014	$802,455
Loan Interest								$10,800	$10,800
R&D								$197,639	$197,639
SG&A								$86,923	$86,923
Estimated Value of Stock Issued	$1,260,000	$525,000	$210,000	$105,000	$331,213				$2,431,213
Estimated Value of Options Issued	$1,596,200	$836,400	$273,740	$85,890	$213,850	$56,990			$3,063,070
Reparations Shares							$834,633	$728,434	$1,563,067
Totals	$3,507,300	$1,725,900	$483,740	$265,890	$720,063	$64,490	$1,605,074	$1,260,254	$9,632,711

mPHASE TECHNOLOGIES, INC.

 (A Development Stage Company)

 Notes to Consolidated Financial Statements

 June 30, 2006

9. RELATED PARTY TRANSACTIONS - (continued)

Equity Conversions of Debt and Other Financial Instruments with Related Parties

		June 30,
	2004	2005	2006
Janifast:
Number of shares	0	1,000,000	950,000
Number of warrants	[0]	1,000,000	950,000
Amount converted to equity	$0	$200,000	171,000
Microphase Corporation:
Number of shares	0	1,250,000	2,050,000
Number of warrants	[0]	1,250,000	2,050,000
Amount converted to equity	$0	$250,000	369,000
Strategic Vendor Conversions:
Number of shares	110,467	0	331,864
Number of warrants	5,069,242	0	277,778
Amount converted to equity	$1,963,202	$0	50,000
Officers
Number of shares	0	1,009,875	0
Number of warrants (A)	0	1,009,875	0
Amount converted to equity	$0	$201,975	0
Joint Venture Partners and Affiliates
Number of shares	0	0	0
Number of warrants	0	0	0
Amount converted to equity	$0	$0	0
Total Related Party Conversions
Number of shares	110,0467	3,259,875	3,331,864
Number of warrants	5,069,242	3,259,875	3,277,778
Amount converted to equity	$$1,963,202	$$651,975	$590,000

10. INCOME TAXES

    No provision has been made for corporate income taxes due to cumulative losses incurred. At June 30, 2006, mPhase has operating loss carryforwards of approximately $89.3 million and $88.7 million to offset future federal and state income taxes respectively, which expire at various times from 2016 through 2024. Certain changes in stock ownership can result in a limitation in the amount of net operating loss and tax credit carryovers that can be utilized each year.

    At June 30, 2006 the Company has net deferred income tax assets of approximately $34.15 million comprised principally of the future tax benefit of net operating loss carryforwards, which represents an increase of $6.9 million for the fiscal year ended June 30, 2006. A full valuation reserve has been recorded against such assets due to the uncertainty as to their future realizability.

11. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

    mPhase has entered into various agreements with Georgia Tech Research ("GTRC") and its affiliate, Georgia Tech Applied Research Corporation, ("GTARC"), pursuant to which the Company receives technical assistance in developing the commercialization of its Digital Video and Data Delivery System. The amount incurred by the Company for GTRC technical assistance with respect to its research and development activities during the years ended, 2004, 2005 and 2006 totaled  $0, $0 and $0 respectively, and $13,539,952 from the period from inception through June 30, 2006.

    If and when sales commence utilizing its legacy DVDDS digital broadcast television platform, mPhase will be obligated to pay to GTRC a royalty up to 5% of product sales, as defined.

    As of June 30, 2006, mPhase is obligated to pay Lucent Technologies, Inc. $200,000 per month through and including the first of each month from July 1, 2005 through and including March 1, 2006 in connection with the development of its Nanotechnology product line. Additionally, the Company engages Lucent on a project-by-project basis for research and development of technical product related enhancements for its TV+ product. The Company owed Lucent $613,600 in accounts payable and accrued expenses through June 30, 2006. The amount incurred by the Company with Lucent for assistance with respect to its research and development activities during the years ended 2004, 2005 and 2006 totaled  $2,328,602, 3,424,800, and $4,384,749 respectively, and $11,406,651 from the period from inception through June 30, 2006.

    From time to time, mPhase may be involved in various legal proceedings and other matters arising in the normal course of business. On November 15, 2005 a civil enforcement action (c.v. action no. 3:05 cv1747) was filed in Federal District Court in the State of Connecticut against Packetport.com, Inc. and others including Messrs. Durando and Dotoli in their individual capacity for alleged violations of the federal securities laws in connection with their activities as Officer’s and Director’s of Packetport.com during the year 1999-2000.  A summary of the Complaint is contained in SEC Litigation Release No. 19465 dated November 15, 2005.  The original complaint may be accessed on the SEC web site under http://www.sec.gov/litigation.  As noted in other public filings with the SEC, mPhase Technologies, Inc. is not named as a party to the civil action.  Both Messrs. Durando and Dotoli continue to deny any wrongdoing and will vigorously defend all allegations in the complaint.

12. SUBSEQUENT EVENTS

    On July 24, 2006, the Board of Directors of mPhase Technologies, Inc. with Messrs. Durando and Dotoli abstaining voted 5-0 to approve the payment of up to $225,000 of legal expenses incurred in the aggregate for Messrs. Durando and Dotoli in connection with the Civil Law suit brought by the Securities and Exchange Commission No. 19465 filed November 15, 2005 against Packetport.com et al. which included Messrs. Durando and Dotoli as officers of Packetport.com.  The Board based its approval upon (a) the denial of any wrong doing by Messrs. Durando and Dotoli, (b) the key strategic role played by Messrs. Durando and Dotoli as CEO and COO respectively of mPhase and (c) the current product ingredient with the IPTV solution or voice over IP has part of the triple play of services that are part of mPhase's TV+ solution.

    In September 2006 The Company received $1,229,000 in cash and issued 6,894,444 shares pursuant to a private placement under Rule 506 of Regulation D of the Securities Act of 1933. In addition The Company issued 275,000 shares to a strategic vendor with an estimated value of $49,500.

   Item 14A. Controls and Procedures

    Under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c and of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the fiscal year ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

SCHEDULE II

   ITEM 14B. VALUATION AND QUALIFYING ACCOUNTS

mPHASE TECHNOLOGIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

 Years Ended June 30, 2006, 2005 and 2004

(In Thousands)

		Additions
-	Balance at	Charged to	Charged to	Deductions	Balance at
	beginning	costs and	other		end of year
	of year	expenses	accounts
Year ended June 30, 2006
Allowance for doubtful accounts (deducted from accounts receivable)	$0	20			$20

Allowance for obsolescence (deducted from inventory, at cost)	$205			(205)	$0

Description
Year ended June 30, 2005
Allowance for doubtful accounts (deducted from accounts receivable)	$0	0	0	0	$0

Allowance for obsolescence (deducted from inventory, at cost)	$388	0	0	(183)	$205

Year ended June 30, 2004
Allowance for doubtful accounts (deducted from accounts receivable)	$0	0	0	0	0

Allowance for obsolescence (deducted from inventory, at cost)	$486	0	(87)	(11)	388

   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: September 28, 2006	By:	/s/ RONALD A. DURANDO
Ronald A. Durando
President, CEO

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Necdet F. Ergul, Chairman of the Board	September 28, 2006
Ronald A. Durando, Chief Executive Officer, Director	September 28, 2006
Gustave T. Dotoli, Chief Operating Officer, Director	September 28, 2006
Martin S. Smiley, Chief Financial Officer	September 28, 2006
Anthony Guerino, Director	September 28, 2006
Abraham Biderman, Director	September 28, 2006