Form 10-Q
period 2006-09-30
MPHASE TECHNOLOGIES INC
filed 2006-11-13
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

  FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED September 30, 2006

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

YES x       NO

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF NOVEMBER 13, 2006 IS 286,376,489 SHARES, ALL OF ONE CLASS OF $.01 STATED VALUE COMMON STOCK.

 mPHASE TECHNOLOGIES, INC.

 INDEX

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1
	Consolidated Balance Sheets June 30, 2006 (Audited) and September 30, 2006 (Unaudited)	3
	Unaudited Consolidated Statements of Operations-Three months ended September 30, 2005 and 2006 and from October 2, 1996 (Date of Inception) to September 30, 2006	4
	Unaudited Consolidated Statement of Changes in Stockholders’ Equity (Deficit) Three months ended September 30, 2006	5
	Unaudited Consolidated Statement of Cash Flow-Three Months Ended September 30, 2005 and 2006 and from October 2, 1996 (Date of Inception) to September 30, 2006	6
	Notes to Consolidated Financial Statements	7-11
ITEM 2	Management's Discussion and Analysis of Financial Condition and Condition and Results of Operations	11
ITEM 3	Quantitative and Qualitative Disclosures about market risk	19
ITEM 4	CONTROLS AND PROCEDURES	19
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 2.	Changes in Securities	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits and Reports on Form 8-K	20
Signature Page		21

 mPHASE TECHNOLOGIES, INC.

(A Development Stage Company)

Consolidated Balance Sheets

	June 30,	September 30
	2006	2006
	(Audited)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,359,925	$149
Accounts receivable, net of bad debt reserve of $20,207 and $16,363 at June 30, 2006 and September 30, 2006, respectively	106,237	2,140
Inventories	161,270	177,806
Prepaid expenses and other current assets	66,777	60,364

Total Current Assets	1,694,209	$240,459

Property and equipment, net	350,120	308,213
Patents and licensing rights, net	87,579	76,816
Other assets	50,000	50,000
TOTAL ASSETS	$2,181,908	$675,488

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,638,322	$2,317,370
Accrued expenses	557,342	341,814
Due to related parties	274,271	161,962
Notes payable, related parties		303,000
Current portion of long-term debt	318,058	293,058
TOTAL CURRENT LIABILITIES	$2,787,993	$3,417,204
TOTAL LIABILITIES	$2,787,993	$3,417,204

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' DEFICIT
Common stock, par value $.01, 900,000,000 shares authorized 278,235,984 and 286,376,489 shares issued and outstanding at June 30, 2006 and September 30, 2006, respectively	$2,782,360	$2,863,765
Additional paid in capital	148,079,585	149,820,551
Deficit accumulated during development stage	(151,460,057)	(155,418,059)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	($606,085)	($2,741,716)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,181,908	$675,488

The accompanying notes are an integral part of these financial statements.

mPHASE TECHNOLOGIES, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

			Oct 2,1996
	Three Months Ended		(Date of
	September 30,		Inception) to
			September 30,
	2005	2006	2006

REVENUES	$380,594	$105,846	$22,401,453

COSTS AND EXPENSES
Cost of Sales	337,973	85,390	16,419,331
Research and development including non-cash stock related charges of $0, $0 and $2,318,519, respectively)	1,861,420	1,990,313	53,569,515
General and Administrative (including non-cash stock related charges of $99,000, $693,371 and $57,050,170 respectively)	1,092,292	1,961,832	98,717,924
Depreciation and amortization	20,269	21,899	3,052,901

TOTAL COSTS AND EXPENSES	3,311,954	4,059,434	171,759,671

LOSS FROM OPERATIONS	(2,931,360)	(3,953,588)	(149,358,218)

OTHER INCOME
Interest Income (Expense) net	(14,201)	(4,414)	(154,555)
Other Income (Expense) net	(11,975)	0	(5,905,286)

TOTAL OTHER INCOME (EXPENSE)	(26,176)	(4,414)	(6,059,841)

NET LOSS	($2,957,536)	($3,958,002)	($155,418,059)

LOSS PER COMMON SHARE, basic and diluted	($0.02)	($0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	152,291,645	282,306,237

The accompanying notes are an integral part of these consolidated financial statements.

 mPHASE TECHNOLOGIES, INC.

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

 (Unaudited)

		$.01 Stated	Treasury	Additional Paid in	Accumulated	Total Shareholders (Deficit)
	Shares	Value	Stock	Capital	Deficit	Equity

Balance June 30, 2006	278,235,984	$2,782,360	($7,973)	$148,079,585	($151,460,057)	($606,085)

Issuance of common stock pursuant to the exercise of warrants	138,889	$1,389		$23,611		$25,000
Issuance of common stock with warrants in private placements, (net of cash expenses of $100,000)	6,780,716	$67,807		$1,036,193		$1,104,000
Issuance of common stock for services	1,220,900	$12,209		$217,762		$229,971
Stock option compensation to consultants and employees				$463,400		$463,400
Net Loss					($3,958,002)	($3,958,002)
Balance September 30, 2006	286,376,489	$2,863,765	($7,973)	$149,820,551	($155,418,059)	($2,741,716)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

(A Development Stage Company)

Consolidated Statement of Cash Flow

(Unaudited)

	Three Months Ended		October 2, 1996 (Date of Inception)
	September 30,		To September 30,
	2005	2006	2006
Cash Flow From Operating Activities:
Net Loss	($2,957,536)	($3,958,002)	($155,418,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,151	54,728	6,872,492
(Gain) loss on debt extinguishments			(772,216)
Loss on unconsolidated subsidiary			1,466,467
Reparation Cost			5,530,504
Other non cash charges to income	17,250		387,815
Non-cash charges relating to issuance of common stock, common stock options and warrants	99,000	693,371	59,764,748
Changes in assets and liabilities:
Accounts receivable	203,089	104,097	425,736
Inventories	(133,050)	(16,536)	(182,367)
Prepaid expenses and other current assets	(16,891)	6,413	20,697
Other non-current assets			(609,932)
Accounts payable	4,108	679,048	4,992,005
Accrued expenses	241,384	(215,528)	1,578,329
Due to/from related parties
Microphase	15,984		2,576,272
Janifast	108,859		2,471,412
Officers	54,400	(112,309)	367,247
Lintel and Others			506,472
Net cash used in operating activities	($2,325,252)	($2,764,718)	($70,022,378)
Cash Flow from Investing Activities:
Payments related to patents and licensing rights			($450,780)
Purchase of fixed assets	(24,226)	(2,058)	(3,105,133)
Net Cash (used) in investing activities	($24,226)	($2,058)	($3,555,913)
Cash Flow from Financing Activities:
Proceeds from issuance of common stock and exercises of
options and warrants	$2,353,151	$1,129,000	$73,650,568
Payments of notes payable	(45,480)	(25,000)	(685,286)
Advances from Microphase			347,840
Proceeds from notes payable - officers	150,000	303,000	1,268,000
Repayments of notes payable - officers	(35,000)		(994,709)
Repurchase of treasury stock at cost			(7,973)
Net increase (decrease) in cash	$73,193	($1,359,776)	$149
CASH AND CASH EQUIVALENTS, beginning of period	$351,185	$1,359,925
CASH AND CASH EQUIVALENTS, end of period	$424,378	$149

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

mPhase Technologies, Inc. (the "Company") was organized on October 2, 1996 and is in the development stage, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company’s present activities are focused on the commercial deployment of its proprietary IPTV or TV+ solution and DSL component products. The Company is also engaged in exploratory research though Lucent Technologies Inc. of electronic sensors and power cells (nanotechnology). Since mPhase is in the development stage, the accompanying consolidated financial statements should not be regarded as typical for normal operating periods.

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ending September 30, 2006 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2006.

Through September 30, 2006, the Company had incurred cumulative (a) development stage losses totaling approximately ($155,418,059), (b) a stockholders’ equity (deficit) of ($2,741,716), and (c) negative cash flow from operations equal to ($70,022,378). At September 30, 2006, the Company had $149 of cash, cash equivalents and $2,140 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

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

RECLASSIFICATIONS - Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation. The most substantial reclassification in these financial statements is for charges for reparation expenses for equity issued to investors for market value adjustments previously included in general and administrative expenses which are now included in the other income (expense).

LOSS PER COMMON SHARE, BASIC AND DILUTED - The Company accounts for net loss per common share in accordance with the provisions of SFAS No. 128, "EARNINGS PER SHARE" ("EPS"). SFAS No. 128 requires the disclosure of the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS for all periods presented since their affect is anti dilutive.

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

STATEMENT OF CASH FLOW SUPPLEMENTAL INFORMATION
	2005	2006

Interest Paid	$ 14,201	$4,414

Non Cash Investing and Financing Activities:
Issuance of options to employees and officers		$463,400
Issuance of common stock for services	$99,000	$229,971

2. RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase's President, Chief Operating Officer and Chairman of the Board of the Company are also officers of Microphase and mPhase's president and chairman of the board are shareholders of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services has been $5,000 per month.

Microphase also charges fees for specific projects on a project-by-project basis. During the three months ended September 30, 2005 and 2006 and from inception (October 2, 1996) to September 30, 2006, $90,984, $56,339 and $8,727,115 respectively, have been charged to expense.

As a result of the foregoing transactions as of September 30, 2006, the Company had a $57,240 payable to Microphase.

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

During the three months ended September 30, 2005 and 2006 and the period from inception (October 2, 1996) to September 30, 2006, $215,974, $134,115 and $16,031,211 respectively have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations.

As a result of the foregoing transactions as of September 30, 2006, the Company had $98,082 payable to Janifast, which is included in amounts due to related parties in the accompanying balance sheet. Additionally, at September 30, 2006, there were no undelivered purchase orders outstanding to Janifast Ltd.

OTHER RELATED PARTIES

On August 30, 2004, the Company paid $100,000 in cash to Piper Rudnick LLP, outside legal counsel to the Company as part of a renegotiated settlement agreement that was originally effective as of March 31, 2002. The Company was in arrears with respect to payments due under the original settlement agreement and as part of the renegotiated agreement agreed to make the following payments:

 a. $25,000 on each of December 1, 2004, March 1, 2005, June 1,2005, September 1, 2005 and a $50,000 payment on December 1, 2005. Thereafter the Company was obligated to pay $25,000 on each of March 1, 2006, June 1, 2006, and September 1, 2006 with a final payment of $75,000 on December 1, 2006.

 b. The Company also delivered a 5 year cashless warrant to purchase $150,000 worth of common stock at $.25 per share. The warrant was valued pursuant to EITF 96-18, the ascribed value of the warrant minus the debt cancelled resulting loss of $40,500.

As of September 30, 2006, the Company has made each payment owed to Piper Rudnick LLP, except for the $25,000 payment due September 1, 2006.

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. During the three months ended September 30, 2006, Mr. Biderman's affiliated firm of Palladium Capital Advisors received a finder's fee of $100,000.

In addition during the quarter ended September 30, 2006, Messrs, Durando, Dotoli and Smiley have provided $300,000 in bridge loans to the Company which is evidenced by 3 individual promissory notes in the face amount of $101,000 each. Subsequently, Messrs Durando, Dotoli and Smiley have extended additional bridge loans to the Company of $30,000, $100,000 and $60,000 respectively, evidenced by promissory notes with a 12% rate of interest. All of the foregoing promissory notes are payable on demand.

The following table summarizes all related party expenses during the quarter ended September 30, 2006

Summary of Compensation to Related Parties
										Total
	Durando	Dotoli	Ergul	Biderman	Smiley	Guerino	Lawrence	Janifast	Microphase	Related

Consulting / Salary	$98,400	$70,500			$50,000					$218,900
Directors Stipend	$3,750	$3,750	$3,750	$3,750	$3,750	$3,750	$3,750			$26,250
Rent									$51,352	$51,352
Cost of Sales and SG&A								$134,115	$4,987	$139,102
Stock based compensation	$196,000	$126,000	$63,000	$8,400	$56,000	$0	$0	$0	$0	$449,400
Totals	$298,150	$200,250	$66,750	$12,150	$109,750	$3,750	$3,750	$134,115	$56,339	$885,004

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. EQUITY TRANSACTIONS

During the quarter ended September 30, 2006, the Company issued 6,780,716 shares of its common stock together with 5,555,556 of 5 year warrants to purchase one share each of the Company's common stock, with an exercise price of $.18 per share in private placements generating net proceeds of $1,104,000.

Also during the quarter ended September 30, 2006, the Company issued 138,889 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $25,000 to the Company. In August, 2006 the Company authorized the issuance of 3,310,000 options to employees and officers for the right to purchase a like amount of common shares. Pursuant to the adoption of FAS 123(R), the Company recognized an expense in the amount of $463,400, all of which has been included in general and administrative expense. The fair value of options granted was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 95.6%, based on a risk-free interest rate of 4.8% and expected option life of 5 years.

During the quarter ended September 30, 2006, the Board of Directors authorized the issuance of 1,220,900 shares of common stock to consultants. The stock value ranged from $.17 to $.20 per share, the fair value on the date of the awards. (See also Note 5)

4. COMMITMENTS AND CONTINGENCIES

mPhase has entered into various agreements with Georgia Tech Research ("GTRC") and its affiliate, Georgia Tech Applied Research Corporation, ("GTARC"), pursuant to which the Company receives technical assistance in developing the commercialization of its Digital Video and Data Delivery System. The amount incurred by the Company for GTRC technical assistance with respect to its research and development activities during the quarters ended September 30, 2005 and 2006 totaled $0 and $0 respectively and $13,539,952 from the period from inception through September 30, 2006. If and when sales commence utilizing its legacy DVDDS digital broadcast television platform, mPhase will be obligated to pay to GTRC a royalty up to 5% of product sales, as defined.

 As of September 30, 2006, mPhase is obligated to pay Lucent Technologies, Inc. $200,000 per month through and including the first of each month from March 1, 2006 through and including February 1, 2007 in connection with the development of its Nanotechnology product line. The Company owed Lucent $300,000 in accounts payable on September 30, 2006. The amount incurred by the Company with Lucent for assistance with respect to its research and development activities during the quarters ended September 30, 2005 and 2006 and inception to date totaled $1,384,480, $600,000 and $12,006,651 respectively.

Other significant contractual obligations require the Company to pay Magpie Telecom Insiders Inc, certain amounts related to the successful development of its TV+ product. This contract requires a payment of a $60,000 monthly relationship fee plus $135,000 per achievement of specified milestones. This contract expires in January 2007.

In addition, the Company has an agreement with Velankani Information Systems to further develop its TV+ product. This agreement requires the Company to pay approximately $98,000 per month until January 2007.

 From time to time, mPhase may be involved in various legal proceedings and other matters arising in the normal course of business.  On November 15, 2005 a civil enforcement action (c.v. action no. 3:05 cv1747) was filed in Federal District Court in the State of Connecticut against Packetport.com, Inc. and others including Messrs. Durando and Dotoli in their individual capacity for alleged violations of the federal securities laws in connection with their activities as Officers and Directors of Packetport.com during the year 1999-2000.  A summary of the Complaint is contained in SEC Litigation Release No. 19465 dated November 15, 2005.  The original complaint may be accessed on the SEC web site under http://www.sec.gov/litigation .  As noted in other public filings with the SEC, mPhase Technologies, Inc. is not named as a party to the civil action.  Both Messrs. Durando and Dotoli continue to deny any wrongdoing and will vigorously defend all allegations in the complaint.

5. SUBSEQUENT EVENT

In the period following the end of the first fiscal quarter, the Company‘s low levels of liquidity required that funds for operations be raised through continued short term loans from officers in an amount aggregating $190,000 (see Note 2)and a temporary hold on payments to its CEO and COO for their services. In addition, payment of Accounts Payable to vendors, including research partners, has been extended beyond terms. The Company is actively engaged in negotiations with equity providers who may provide the necessary funds to continue operations, although no assurances can be given that such agreements will be transacted. As of the date of this filing and subsequent to September 30, 2006, approximately $550,000 of such funds has been received and will require the issuance of approximately 3.7 million shares of common stock.

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

RESULTS OF OPERATIONS

OVERVIEW

mPhase, a New Jersey corporation, founded in 1996 is a publicly-held company with over 15,000 shareholders and approximately 286 million shares of common stock outstanding. The Company's common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. We are headquartered in Norwalk, Connecticut with offices in Little Falls, NJ and New York, N.Y. mPhase shares common office space with Microphase Corporation, a privately held company. Microphase is a leader in the field of radio frequency and filtering technologies within the defense and telecommunications industry. It has been in operation for over 50 years and supports mPhase with both engineering and administrative and financial resources as needed.

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

Description of Operations

Since our inception in 1996 our primary activities through fiscal year 2003 consisted of designing, manufacturing and testing our flagship products designed to enable telephone service providers to deliver digital broadcast television over DSL. Fiscal years 2004 and 2005 marked a significant shift of the Company's focus, in response to technology advancements with respect to the delivery of video data using internet protocol. The Company has shifted it telecommunications solution focus from technology for the delivery of broadcast television high speed internet and voice over DSL to the development of middleware/software for carrier class delivery of IP TV over copper, fiber, coax or any infrastructure representing a combination of the foregoing that is used by a telecommunications service provider. This shift has taken place over the past two years and has culminated in our flagship product namely Release 5.0 of our TV+ solution. This product is scheduled for final testing in the second quarter of fiscal year 2007 as part of an initial deployment of 1000 ports, and 1,500 ports with two major telecommunications service providers in Russia  and the Ukraine respectively. We have not, as yet, derived any significant revenue from our TV+ solution, which is the culmination of several earlier versions that have been changed to accommodate the latest in technological innovation and market demand for IPTV. The Company's recent entry into the field of nanotechnology is focused upon exploratory development of batteries with significantly longer shelf lives and enhanced capabilities and magnetometer sensor devices with potentially wide applicability for both military and commercial security applications.

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

mPhase has not, derived any material revenues from sales of the legacy DVDDS which has been discontinued and replaced by its IPTV+ middleware solution The IPTV solution is an open standards carrier class middleware designed to enable telecommunications service devices to deliver over any network system using internet protocol, voice, digital broadcast television, video on demand and high-speed internet.

For mPhase  the development of the TV+ software marks a change in the Company’s core product line from an end to end proprietary hardware and software product to a middleware solution enabling telephone service providers to deliver converged services to customers  The Company believes that the demand for the TV+ system will initially be greatest in markets primarily outside of the United States that do not have a hybrid fiber coaxial cable ("HFC") infrastructure necessary for cable TV or fiber to the curb necessary for very fast DSL (VDSL).

The current release of the TV+ solution, utilizes a communications framework based upon Internet Protocol (IP) instead of Asynchronous Transfer Mode (ATM) that is utilized by Releases 1.0 and 2.1. ATM is an industry standard for transportation of data based upon a packaging of information into a fixed-size cell format for transportation across networks. Many telecommunications service providers currently deploy equipment that handles this protocol because it can support voice, video, data and multimedia applications simultaneously with a high degree of reliability. IP is another transport protocol that maintains network information and routes packets across networks. IP packets are larger and can hold more data than ATM cells. Historically, there have been concerns that service providers would be unable to provide the same quality of service with IP because it is not optimized for time-sensitive signals such as broadcast television and voice. Nevertheless, there is a greater demand by telecommunication service providers for IP systems for delivery of television, voice and high-speed data because such systems are significantly more cost effective to deploy based upon greater scalability.

The current release of the TV+ solution is a system management software/middleware product that will operate with both the Lucent Stinger as well as the DSLAM's of other major vendors. The current release of the TV system will also be able to send multiple TV channels over both fiber, coax as well as down a single DSL line over copper using ADSL2 supported DSLAM's and be capable of delivery of Video on Demand. Our TV+ solution is an open standards-based, carrier class technology with tremendous scalability and enables a telecommunications service provider to custom tailor the deployment of feature rich IP television, high speed internet and voice. Such solution enables a telecommunications service provider to significantly enhance revenue, margins with a very high rate of return as compared to the traditional economics for delivery of telephone voice services only. In addition, Teleco's around the world are under increased pressure to delivery multiple converged services in order to retain their traditional telephone voice customers. The TV+ solution may be used in combination with any vendors set top box designed for the delivery of IP TV and the DSLAM's of all major vendors. The solution allows a service provider to start small and test its take rate among customers with a maximum of flexibility of design, features and cost allowing it to enter the market for converged services to its customers on an optimal basis.

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

mPhase DSL Component Products. mPhase is currently seeking to use the combination of capabilities of Microphase and Janifast Ltd. to develop a new line of customer premises splittors for VDSL (Very Fast DSL) to address what appears to be a new and evolving market in DSL components.

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

In April of 2006, the Company extended its Development Agreements with the Bell Labs division of Lucent Technologies, Inc for its battery product and magnetometer through February of 2007 and March of 2007 respectively at a cost of $100,000 per month.

Nano Battery:

mPhase Technologies along with its partner Lucent/Bell Labs, has been jointly conducting research since February 2004 that demonstrates control and manipulation of fluids on superhydrophobic surfaces to create power cells by controlling wetting behavior of electrolyte on nanostructured electrode surfaces. The scientific research conducted this year has set the groundwork for continued exploration in the development of intelligent nanotechnology power cells (nano-batteries), and forms a path to commercialization of the technology for a broad range of market opportunities. During the first half of 2005 the battery team has been testing modifications and enhancements to the internal design of the battery to optimize its power and energy density characteristics, as well as making engineering improvements that will assist in making the battery easier to manufacture when the project reaches that level of maturity.

In June of 2005 the battery project was expanded to include a joint technical development effort through December 2005 between mPhase and Rutgers University to potentially incorporate a Lithium based design. This work program has initially started as a modest technology effort to help characterize and test the nano battery design using Lithium chemistry to determine if the current design is capable of supporting the lithium based chemistry. Based on the results of the testing with Rutgers University, mPhase may decide to accelerate the work effort.

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

Highly Sensitive Magnetometers - The enhanced sensitivity of these devices results from two scientific advances recently made by researchers at Lucent Bell Labs. Presently, the highest sensitivity magnetometers commercially available require cooling to cryogenic temperatures. Called SQUIDs (for Superconducting Quantum Interference Devices) these devices only work at the temperature where liquid helium boils, -455 degrees below zero Fahrenheit, making such magnetometers expensive and bulky and therefore ill-suited for remote-sensing applications. Room temperature magnetometers, on the other hand, are less sensitive, and use technology that was developed in World War II for detecting submarines.

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

Cost of revenues. The costs necessary to generate revenues from the sale of POTS Splitter Shelves and other related DSL component products include direct material, labor and manufacturing. mPhase paid these costs to Janifast Ltd., which has facilities in the People's Republic of China and is owned by and managed by certain senior executives of the Company. The cost of revenues also includes certain royalties paid to Microphase Corporation, a privately held corporation organized in 1955, which shares certain common management with the Company and is majority-owned by a director of mPhase. Costs for future production of the TV + Platform will consist primarily of payments to manufacturers to acquire the necessary components and assemble the product including Lucent Technologies Inc., Espial Group and Magpie Telecom Insiders, Inc.

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

Non-Cash compensation charges. The Company makes extensive use of stock options and warrants as a form of compensation to employees, directors and outside consultants. We incurred non-cash compensation charges totaling $59,764,748 from inception (October 2, 1996) through September 30, 2006, of which $2,318,519 was included in research and development expenses and $57,050,170 was included in general and administrative expenses.

General and administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for personnel engaged in direct marketing of the TV+, the POTS Splitter Shelves and other DSL component products and Nanotechnology battery product, as well as support functions including executive, legal and accounting personnel. Certain administrative activities are outsourced on a monthly fee basis to Microphase Corporation. Finally, mPhase leases the principal office from Microphase Corporation. From inception (October 2, 1996) through September 30, 2006 the Company has incurred cumulative (a) development stage losses of $155,418,059, and (b negative cash flow from operations of $70,022,378. The auditors report for the fiscal year ended June 30, 2006 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". Management estimates that the Company needs to raise approximately 10,000,000 during the next 12 months to continue its present level of operations. As of September 30, 2006, the Company had a negative net worth of ($2,741,716) compared to a negative net worth of ($606,085) as of June 30, 2006 as a result of continuing net losses incurred after June 30, 2006.

The Company believes that significant deployments and resulting revenues from the deployment of the TV+ are not expected until fiscal year 2007. The Company further believes that an increase in capital expenditures in the telecommunications industry will also increase sales and improve the Company's margins as well as increase the probability that the Company will attain profitability. The Company does not expect to derive any material revenue from its Nanotechnology product development until fiscal year 2008

THREE MONTHS ENDED September 30, 2006 VS. September 30, 2005

REVENUE

Total revenues were $105,846 for the three months ended September 30, 2006 compared to $380,594 for the three months ended September 30, 2005. The decrease was primarily attributable to a decreased demand of the Company's POTS Splitter product line. The Company continues to believe that its line of POTS Splitter products is positioned to be competitively priced with high reliability and connectivity, and as such has the potential to be a part of continuing DSL deployment worldwide. The Company cannot predict when a new upturn in sales of its POTS Splitter product might begin. The revenue was primarily from one customer, Covad Communications.

COST OF REVENUES

Cost of sales was $85,390 for the three months ended  September 30, 2006 as compared to $337,973 in the comparable prior period in 2005, representing 81% of gross revenues for the quarter ended September 30, 2006 and 88% for the quarter ended September 30, 2005, respectively. Our margins have contracted dramatically over the past three years as spending among the telecommunications providers has contracted, coupled with downward pressures related to the supply and demand of telecommunications products.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1,990,313 for the three months ended September 30, 2006 as compared to $1,861,420 during the comparable period in 2005 or an increase of $128,893. This consists of increased spending in development and testing of Release 3.0 of the TV+ product, testing and deployment for a Russia telecommunications provider and exploratory development activity of the new magnetometer as well as the power cell products using the science of Nanotechnology. Both areas represent activities contracted through Lucent Technologies and other vendors such as Magpie, Latens, Velankani, and Espial and managed by mPhase.

The Company expects continued increases in research and development costs throughout fiscal year 2007 as the Company continues and expands its development through Lucent Technologies, Inc of the Nanotechnology product lines. In order to broaden and diversify its current line of business into additional high growth technology areas, the Company plans to continue its development efforts with the Bell labs division of Lucent Technologies, Inc. to commercialize the use of nano power cell technology. Lucent/ Bell Labs is developing for mPhase micro-power source arrays fabricated using nanotextured, superhydrophobic materials. This new business arrangement with Lucent Bell Labs will give mPhase the opportunity to develop and offer breakthrough battery technology applications, initially to government market segments including defense and homeland security, and ultimately to the commercial market. The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for the defense department. In addition the Company plans to continue its research and development efforts with respect to the magnetometer product line using the science of Nanotechnology.

Research expenditures incurred with Microphase were related to the continuing development of the company's DSL component products, including the Company's line of pots splitters and microfilters and the company's newest products, the ipots(tm ) and the mPhase stretch. We believe the Broadband Watch product that enables telcos to remotely and cost-effectively perform loop management and maintenance including line testing, qualification and troubleshooting provides a much needed solution to achieve greater cost efficiencies for the deployment of telecommunications products.. Prior to the introduction of such product, loop management could not be remotely performed through a conventional pots splitter without manual intervention. The unique (patent pending) Broadband Watch circuit allows most test heads to perform both narrow and wideband testing of the local loop through the central office pots splitter without having to physically disconnect the pots splitter, thereby eliminating the need to dispatch personnel and a truckroll.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

 Selling, general and administrative (SG&A) expenses were $1,961,832 for the three months ending September 30, 2006 up from $1,092,292 or an increase of $869,540 from the comparable period in 2005. The increase in SG&A expense is primarily the result of  non-cash charges relating to the issues of common stock and options to employees and consultants. During the quarter ended September 30, 2006 the Company recorded $693,371 of such expense versus $99,000 in the comparable quarter on 2005,  Additionally, the Company experienced higher levels of marketing, payroll, and legal expense which increased by approximately $93,000, $75,000 and $80,000 respectively. Travel expenses decreased modestly by $47,000. We expect sales and travel expenses to grow as the Company approaches the deployment of its TV+ products in the future.

DEPRECIATION AND AMORTIZATION

Total Depreciation and Amortization including that related to research and development equipment amounted to $54,728 for the three months ended September 30, 2006 as compared to $38,151 for the three months ended September 30 2005, A total of $32,829 and $17,882 of such depreciation was allocated to research and development for the three months ended September 30, 2006 and 2005 respectively. The increase is a result of increased outlays for capital expenditures over the previous year. We expect to increase capital expenditures in connection with the deployment of equipment at test sites with various telecommunications service providers globally as deployment of our TV+ product progresses.

NET LOSS

The Company recorded a net loss of $3,958,002 for the three months ended September 30, 2006 as compared to a loss of $2,957,536 for the three months ended September 30, 2005. This represents a loss per common share of $.01 for the three month period ended September 30, 2006 as compared to a loss per common share of $.02 for the three months ending September 30, 2005; based upon weighted average common shares outstanding of 282,306,237 and 152,291,645 respectively. Approximately $693,372 of the increase in the Company's net loss was the result of non-cash stock based compensation to employees and consultants.

The Company believes the initial major deployments and the resultant revenues of its Flagship product, the TV+ platform, are not expected until the third quarter of fiscal year 2007, which along with any upturn of spending in the telephone industry will also increase sales, and improve the Company's margins and provide the Company with the opportunity to attain profitability.

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

STOCK-BASED COMPENSATION

On July 1, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment" (SFAS 123R). SFAS 123R revised SFAS 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The Company adopted FAS 123R using the "modified prospective" method, whereby fair value of all previously-granted employee stock-based arrangements that remained unvested at July 1, 2005 and all grants made on or after July 1, 2005 have been included in the Company's determination of stock-based compensation expense for the three September 30, 2006. The Company has not restated its operating results for any period prior to July 1, 2005.

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

MATERIAL RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase's President, Chief Operating Officer and Chairman of the Board of the Company are also officers of Microphase and mPhase's president and chairman of the board are shareholders of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services have been $5,000 per month

Microphase also charges fees for specific projects on a project-by-project basis. During the three months ended September 30, 2005 and 2006 and from inception (October 2, 1996) to September 30, 2006, $90,984, $56,339 and $8,727,115 respectively, have been charged to expense.

As a result of the foregoing transactions as of September 30, 2006 the Company had a $57,240 payable to Microphase.

JANIFAST LTD.

The Company purchases products and incurs certain research and development expenses with Janifast Ltd., which is owned by U.S. Janifast Holdings, Ltd., a company in which three directors of mPhase are significant shareholders and one is an officer, in connection with the manufacturing of POTS Splitter shelves and component products including cards and filters sold by the Company.

During the three months ended September 30, 2005 and 2006 and the period from inception (October 2, 1996) to September 30, 2006, $215,974, $134,115 and $16,031,211 respectively have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations.

As a result of the foregoing transactions as of September 30,, 2006, the Company had $98,082 payable to Janifast, which is included in amounts due to related parties in the accompanying balance sheet. Additionally, at September 30, 2006, there were no undelivered purchase orders outstanding to Janifast Ltd.

OTHER RELATED PARTIES

On August 30, 2004, the Company paid $100,000 in cash to Piper Rudnick LLP, outside legal counsel to the Company as part of a renegotiated settlement agreement that was originally effective as of March 31, 2002. The Company was in arrears with respect to payments due under the original settlement agreement and as part of the renegotiated agreement agreed to make the following payments:

 a. $25,000 on each of December 1, 2004, March 1, 2005, June 1, 2005, September 1, 2005 and a $50,000 payment on December 1, 2005. Thereafter the Company was obligated to pay $25,000 on each of March 1, 2006, June 1, 2006, and September 1, 2006 with a final payment of $75,000 on December 1, 2006.

 b. The Company also delivered a 5 year cashless warrant to purchase $150,000 worth of common stock at $.25 per share. The warrant was valued pursuant to EITF 96-18, the ascribed value of the warrant minus the debt cancelled resulting loss of $40,500.

As of September 30, 2006, the Company has made each payment owed to Piper Rudnick LLP, except for the $25,000 payment due September 1, 2006.

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. During the three months ended September 30, 2006, Mr. Biderman's affiliated firm of Palladium Capital Advisors received a finder's fee of $100,000.

In addition during the quarter ended September 30, 2006 Messrs, Durando, Dotoli and Smiley have provided $300,000 in bridge loans to the Company which is evidenced by 3 individual promissory notes in the face amount of $101,000. Subsequently, Messrs Dotoli and Mr. Smiley have extended additional bridge loans to the Company of $70,000 and $30,000 respectively, evidenced by promissory notes with a 12% rate of interest. All of the foregoing promissory notes are payable on demand.

The following table summarizes all related party expenses during the quarter ended September 30, 2006

Summary of Compensation to Related Parties
										TOTAL
	Durando	Dotoli	Ergul	Biderman	Smiley	Guerino	Lawrence	Janifast	Microphase	RELATED

Consulting / Salary	$98,400	$70,500			$50,000					$218,900
Directors Stipend	$3,750	$3,750	$3,750	$3,750	$3,750	$3,750	$3,750			$26,250
Rent									$51,352	$51,352
Cost of Sales and SG&A								$134,115	$4,987	$139,102
Estimated Cost of Options Granted	$196,000	$126,000	$63,000	$8,400	$56,000	$0	$0	$0	$0	$449,400
Totals	$298,150	$200,250	$66,750	$12,150	$109,750	$3,750	$3,750	$134,115	$56,339	$885,004

 LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006 mPhase had a working capital deficit of $3,176, 745 as compared to working capital deficit of $1,093,784at June 30, 2006. Through September 30, 2006, the Company had incurred development stage losses totaling approximately $155,418,059. At September 30, 2006, the Company had $149 of cash, cash equivalents and $2,140 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) the successful wide scale development, deployment and marketing of its products.

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

Cash used in operating activities was $2,764,718 during the three months ending September 30, 2006. The cash used by operating activities principally consists of the net loss and significant changes in assets and liabilities, including cash generated by increasing accounts payable by $679,048 offset by decreased accrued expenses by approximately $215,528 and by adjusting for non-cash charges of $693,371 for common stock options and warrants issued for services.

The Company has from time to time negotiated the conversion of liabilities into shares of the Company’s common stock. Significant transactions of this kind are summarized below:

•

Effective June 30, 2001 the Company converted $2,420,039 of liabilities due to directors and related parties into 4,840,077 shares of the Company's common stock pursuant to debt conversion agreements.

•

During the fiscal year ended June 30, 2002 certain strategic vendors and related parties converted approximately $2.7 million of accounts payable and accrued expenses into 7,492,996 shares of the Company's common stock and 5,953,490 warrants. Such vendors include Microphase Corporation, Janifast, Ltd., and Piper Rudnick LLP, mPhase's outside counsel.

•

During the twelve months ending June 30, 2003, certain strategic vendors and related parties converted approximately $1.9 million of accounts payable and accrued expenses into 5,923,333 shares of the Company's common stock and warrants to purchase 3,706,800 shares of common stock of mPhase.

•

During the twelve months ending June 30, 2004, certain strategic vendors and related parties converted approximately $1.9 million of accounts payable and accrued expenses into 110,467 shares of the Company's common stock and warrants to purchase 5,069,242 shares of common stock of mPhase.

•

During the twelve months ending June 30, 2005, certain strategic vendors and related parties converted approximately $1.2 million of accounts payable and accrued expenses into 3,895,171 shares of the Company's common stock and warrants to purchase 4,616,571shares of the Company's common stock.

•

During the twelve months ending June 30, 2006 certain strategic vendors and related parties converted approximately $590,000 of accounts payable and accrued expenses into 3,336,864 shares of the Company's common stock and warrants to purchase 3,277,778 shares of common stock of mPhase.

The Company is obligated to make payments of $100,000 per month through February 2007 under a Development Agreement with Lucent Technologies covering the development of its new battery and is also obligated to make payments of $100,000 per month through February 2007 under an additional Development Agreement with Lucent covering the development of a Magnetometer. Both products are being developed through the science of Nanotechnology. In general, Lucent will develop for mPhase micro-power source arrays fabricated using nanotextured, superhydrophobic materials. This business arrangement with Lucent will give mPhase the opportunity to develop and offer breakthrough battery technology applications, initially to government market segments including defense and homeland security, and ultimately to the commercial market. The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for the defense department.

Other significant contractual obligations require the Company to pay Magpie Telecom Insiders Inc, certain amounts related to the successful development of its TV+ product. This contract requires a payment of a $60,000 monthly relationship fee plus $135,000 per achievement of specified milestones. This contract expires in January 2007.

In addition, the Company has an agreement with Velankani Information Systems to further develop its TV+ product. This agreement requires the Company to pay approximately $98,000 per month until January 2007.

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

From inception (October 2, 1996) through September 30, 2006 the Company had incurred development stage losses and has an accumulated deficit of approximately $155,418,059 and a stockholders' equity (deficit) of ($2,741,716). For the three months ended September 30, 2006, and from inception through September 30, 2006 respectively, the Company had negative cash flow from operations of $2,764,718 and $70,022,378 respectively. The report of the Company's outside auditors, Rosenberg, Rich, Baker, Berman and Company with respect to its latest audited 10K/A for the fiscal year ended June 30, 2006 stated that "there is substantial doubt of the Company's ability to continue as a going concern".

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

We have evaluated our cash requirements for the remainder of fiscal year 2007 based upon certain assumptions, including our ability to raise additional financing and increased sales of our POTS Splitter, Broadband Watch and TV+ products . The Company anticipates that it will need to raise, at a minimum, approximately $10 million primarily in private placement of its common stock with accredited investors, during the next 12 months, or alternatively we will need to curtail certain expenses as incurred at the present levels including marketing and research and development expenses. Additional investments in development of the TV+ and Nanotechnology battery products will be required in the next 12 months.

Should these cash flows not be available to us, we believe we would have the ability to revise our operating plan and make certain further reductions in expenses, so that our resources which were available at September 30, 2006, plus financing to be secured during the balance of fiscal year 2007, and expected POTS splitter revenues, will be sufficient to meet our obligations through the end of fiscal year 2007. We have continued to experience operating losses and negative cash flows. To date, we have funded our operations with a combination of component sales, debt conversions with related parties and strategic vendors, and private equity offerings. Management believes that additional equity arrangements will provide adequate funding operations through our next fiscal year. However, failure to raise additional funds, or generate significant cash flows through revenues, could have a material adverse effect on our ability to achieve our intended business objectives.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at September 30, 2006.

  ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c and of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

  PART II OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

mPhase was advised in April 2002 that following an investigation by the staff of the Securities and Exchange Commission, the staff intended to recommend that the Commission file a civil injunctive action against Packetport.com, Inc. ("Packetport") and its Officer's and Directors. Such recommendation related to alleged civil violations by Packetport and such Officers and Directors of various sections of the Federal Securities Laws. The staff has alleged civil violations of Sections 5 and 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(d) of the Securities Exchanges Act of 1934. mPhase’s directors and officers also serve as directors and officers of Packetport. On November 15, 2005, a civil enforcement action was filed in Federal District Court against Microphase Corporation and the CEO and COO of mPhase corporation. mPhase is not named as a party in connection with this matter. As noted in other public filings of mPhase, the CEO and COO of mPhase as well as Packetport continue to deny any wrongdoing in connection with the Civil Action filed and intend to vigorously defend any and all counts set forth in such action.

From time to time mPhase may be involved in various legal proceedings and other matters arising in the normal course of business.

  ITEM 2. CHANGES IN SECURITIES

During the quarter ended September 30, 2006, the Company issued 6,780,716 shares of its common stock together with 5,555,556 of 5 year warrants to purchase one share each of the Company's common stock, with an exercise price of $.18 per share in private placements generating net proceeds of $1,104,000.

Also during the quarter ended September 30, 2006, the Company issued 138,889 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $25,000 to the Company. In August 2006 the Company authorized the issuance of 3,310,000 options to employees and officers for the right to purchase a like amount of common shares. Pursuant to the adoption of FAS 123(R), the Company recognized an expense in the amount of $463,400, all of which has been included in general and administrative expense. The fair value of options granted were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 95.6%, based on a risk-free interest rate of 4.7% and expected option life of 3 years.

During the quarter ended Sept 30, 2006, the Board of Directors authorized the issuance of 1,220,900 shares of common stock to certain consultants. The stock value ranged from $.17 to $.20 per share, the fair value on the date of the awards.

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

mPHASE TECHNOLOGIES, INC.
Dated: November 13, 2006	By: /s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President
Chief Financial Officer and
General Counsel