Form 10-Q
period 2006-12-31
MPHASE TECHNOLOGIES INC
filed 2007-02-13
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

  FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED DECEMBER 31, 2006

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

YES    X         NO ___

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF FEBRUARY 1, 2007 IS 310,549,410 SHARES, ALL OF ONE CLASS OF $.01 STATED VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1
	Audited Consolidated Balance Sheets-June 30, 2006 and Unaudited December 31, 2006	5

	Unaudited Consolidated Statements of Operations-Three months ended December 31,
	2005 and 2006 and from October 2, 1996 (Date of Inception) to December 31, 2006	6

	Unaudited Consolidated Statements of Operations-Six Months ended December 31,
	2005 and 2006 and from October 2, 1996 (Date of Inception) to December 31, 2006	7

	Unaudited Consolidated Statement of Changes in Shareholders Deficit Six months
	ended December 31, 2006	8

	Unaudited Consolidated Statement of Cash Flow-Six Months Ended December 31, 2005
	and 2006 and from October 2, 1997 (Date of Inception) to December 31, 2006	9

	Notes to Consolidated Financial Statements	10

	Management’s Discussion and Analysis of Financial Condition and Condition and
ITEM 2		17
	Results of Operations
ITEM 3	Quantitative and Qualitative Disclosures about market risk	31
ITEM 4	CONTROLS AND PROCEDURES	31
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 2.	Changes in Securities	32
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 5.	Other Information	33
Item 6.	Exhibits and Reports on Form 8-K	33
Signature		34

mPHASE TECHNOLOGIES
(A Development Stage Company)
Consolidated Balance Sheet

	June 30,	December 31,
	2006	2006
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,359,925	$659,414
Accounts receivable, net of bad debt
reserve of $0 for each period	106,237	58,740
Inventories	161,270	369,572
Prepaid expenses and other current assets	66,777	126,017

Total Current Assets	1,694,209	$1,213,743

Property and equipment, net	350,120	270,704
Patents and licensing rights, net	87,579	66,213
Other assets	50,000	50,000
TOTAL ASSETS	$2,181,908	$1,600,660

LIABILITIES AND
STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,638,322	$3,120,817
Accrued expenses	557,342	332,966
Due to related parties	274,271	719,695
Notes payable, related parties		163,000
Current portion of long-term debt	318,058	101,640
Deferred revenue		52,158
TOTAL CURRENT LIABILITIES	$2,787,993	$4,490,276

TOTAL LIABILITIES	$2,787,993	$4,490,276

COMMITMENTS AND
CONTINGENCIES (Note 4)

STOCKHOLDERS’ DEFICIT
Common stock, par value $.01,
500,000,000 shares authorized
278,235,984 and 314,589,555 shares
issued and outstanding at June 30, 2006
and December 31, 2006, respectively	$2,782,360	$3,145,896
Additional paid in capital	148,079,585	153,229,360
Deficit accumulated during development
stage	(151,460,057)	(159,256,899)
Less-Treasury stock, 13,750 shares at
cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS’
DEFICIT	($606,085)	($2,889,616)
TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT	$2,181,908	$1,600,660

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			(Date of
	Three Months Ended		Inception) to
	December 31,		December 31,
	2005	2006	2006

REVENUES	$168,208	$14,742	$22,416,195

COSTS AND EXPENSES
Cost of Sales	135,098		16,419,331
Research and Development (including non-cash
stock related charges of $135,550, $0 and
$2,318,519, for 2005, 2006 and inception to date
respectively)	1,960,650	1,723,411	55,292,926

General and Administrative (including non-cash
stock related charges of $1,175,075 $180,484 and
$57,194,655 for 2005, 2006 and inception to date
respectively)	2,090,185	1,405,347	100,123,272
Depreciation and Amortization	20,495	21,739	3,074,640

TOTAL COSTS AND EXPENSES	4,206,428	3,150,497	174,910,169

LOSS FROM OPERATIONS	(4,038,220)	(3,135,755)	(152,493,974)

OTHER INCOME
Interest Income (Expense), net	(6,083)	(7,734)	(162,289)
Other Income (Expense) net	(4,270,511)	(695,352)	(6,600,636)

TOTAL OTHER INCOME (EXPENSE)	(4,276,594)	(703,086)	(6,762,925)

NET LOSS	($8,314,814)	($3,838,841)	($159,256,899)

LOSS PER COMMON SHARE, basic and
diluted	($0.05)	($0.01)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, basic and diluted	174,998,048	300,483,022

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			(Date of
	Six Months Ended		Inception) to
	December 31,		December 31,
	2005	2006	2006

REVENUES	$548,802	$120,588	$22,416,195

COSTS AND EXPENSES
Cost of Sales	473,071	85,390	16,419,331
Research and Development ( including non-cash
stock related charges of $135,550, $0 and
$2,318,519, for 2005, 2006 and inception to date
respectively)	3,822,070	3,713,724	55,292,926

General and Administrative (including non-cash
stock related charges of $1,175,075, $873,855
and $57,194,655 for 2005, 2006 and inception to
date respectively)	3,182,481	3,367,179	100,123,272
Depreciation and Amortization	40,764	43,638	3,074,640

TOTAL COSTS AND EXPENSES	7,518,386	7,209,931	174,910,169

LOSS FROM OPERATIONS	(6,969,584)	(7,089,343)	(152,493,974)

OTHER INCOME
Interest Income (Expense), net	(20,284)	(12,148)	(162,289)
Other Income (Expense) net	(4,404,186)	(695,351)	(6,600,636)

TOTAL OTHER INCOME (EXPENSE)	(4,424,470)	(707,499)	(6,762,925)

NET LOSS	($11,394,054)	($7,796,842)	($159,256,899)

LOSS PER COMMON SHARE, basic and
diluted	($0.07)	($0.03)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, basic and diluted	163,613,560	296,412,769

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Changes in
Shareholders’ Deficit (unaudited)

						Total
				Additional		Shareholders
		$.01 Stated	Treasury	Paid in	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Deficit	Equity
Balance June 30, 2006	278,235,984	$2,782,360	($7,973)	$148,079,585	($151,460,057)	($606,085)
Issuance of common stock
pursuant to the exercise of
warrants	12,240,669	$122,407		$1,572,261		$1,694,668
Issuance of common stock with
warrants in private placements, net
of cash expenses of $216,134	13,402,939	$134,029		$1,803,837		$1,937,866
Issuance of common stock for
services	1,822,983	$18,230		$321,158		$339,388
Conversion of vendor debt	1,873,092	$18,731		$288,694		$307,425
Issuance of additional shares and
warrants to effect repricing	7,013,888	$70,139		$629,357		$699,496
Stock options awarded to employees
and officers				$534,468		$534,468
Net Loss					($7,796,842)	($7,796,842)
Balance December 31, 2006	314,589,555	$3,145,896	($7,973)	$153,229,360	($159,256,899)	($2,889,616)

mPHASE TECHNOLOGIES
(A Development Stage Company)
Consolidated Statements of Cash Flow
(Unaudited)

			October 2, 1996
	Six Months Ended		(Date of Inception)
	December 31,		To December 31,
	2005	2006	2006

Cash Flow From Operating Activities:
Net Loss	($11,394,054)	($7,796,842)	($159,256,899)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	84,669	109,410	6,927,174
(Gain) loss on debt extinguishments			(772,216)
Loss on unconsolidated subsidiary			1,466,467
Non-cash charges relating to issuance of common
stock, common stock options and warrants	624,356	873,855	59,945,232
Reparation charges	4,434,794	699,496	6,230,000
Other non cash charges to income	17,250		387,816
Changes in assets and liabilities:
Accounts receivable	375,247	47,497	369,136
Inventories	42,199	(208,302)	(374,133)
Prepaid expenses and other current assets	(32,113)	(59,240)	(44,956)
Other non-current assets	17,250		(609,932)
Accounts payable (including debt conversion)	299,147	1,789,920	5,795,452
Accrued expenses	(1,899)	(224,376)	2,466,906
Due to/from related parties
Microphase	216,101	204,131	2,780,403
Janifast	(48,350)	24,964	2,496,376
Officers		216,329	695,885
Lintel and others			506,472
Deferred revenue		52,158	52,158
Net cash used in operating activities	($5,365,403)	($4,271,000)	($70,938,659)

Cash Flow from Investing Activities:
Payments related to patents and licensing rights			($450,780)
Purchase of fixed assets	($192,504)	($8,629)	(3,111,704)
Net Cash (used) in investing activities	($192,504)	($8,629)	($3,562,484)
Cash Flow from Financing Activities:
Proceeds from issuance of common stock and
exercises of options and warrants	$6,291,723	$3,632,536	$75,564,103
Payments of notes payable	(143,044)	(216,418)	(876,704)
Advances from Microphase			347,840
Proceeds from notes payable - officers	230,800	163,000	1,128,000
Repayments of notes payable - officers			(994,709)
Repurchase of treasury stock at cost			(7,973)
Net cash provided by financing activities	$6,379,479	$3,579,118	$75,160,557
Net increase (decrease) in cash	$821,572	($700,511)	$659,414
CASH AND CASH EQUIVALENTS, beginning of
period	$351,185	$1,359,925
CASH AND CASH EQUIVALENTS, end of period	$1,172,757	$659,414	$659,414

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - mPhase Technologies, Inc. (the "Company") was organized on October 2, 1996 and is in the development stage, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company’s present activities are focused on the commercial deployment of its proprietary IPTV or TV+ solution and DSL component products. The Company is also engaged in exploratory research though Lucent Technologies Inc. of electronic sensors and power cells (nanotechnology). Since mPhase is in the development stage, the accompanying consolidated financial statements should not be regarded as typical for normal operating periods.

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ending December 31, 2006 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

Through December 31, 2006, the Company had incurred cumulative (a) development stage losses totaling ($159,256,899), (b) a stockholders’ equity (deficit) of ($2,889,616), and (c) negative cash flow from operations equal to ($70,938,659). At December 31, 2006, the Company had $659,414 of cash and cash equivalents and $58,740 of trade receivables to fund short-term working capital requirements. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

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

2. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	December 31,
	2005	2006

Interest Paid	$20,284	$12,148

Non Cash Investing and Financing
Activities:
Conversion of vendor debt to equity	$590,000	$307,425

RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase’s President, Chief Operating Officer and Chairman of the Board of the Company are also officers of Microphase and mPhase’s President and Chairman of the Board are shareholders of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services has been $5,000 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis. During the six months ended December 31, 2005 and 2006 and from inception (October 2, 1996) to December 31, 2006, $90,000, $142,250 and $8,869,365 respectively, have been charged to expense.

As a result of the foregoing transactions as of December 31, 2006, the Company had a $204,131 payable to Microphase.

JANIFAST LTD.

The Company purchases products and incurs certain research and development expenses with Janifast Ltd., which is owned by U.S. Janifast Holdings, Ltd., a company in which three directors of mPhase are significant shareholders and one is an officer, in connection with the manufacturing of POTS Splitter shelves and component products including cards and filters sold by the Company.

During the six months ended December 31, 2005 and 2006 and the period from inception (October 2, 1996) to December 31, 2006, $544,449, $134,715 and $16,031,811 respectively have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations.

As a result of the foregoing transactions as of December 31, 2006, the Company had $132,151 payable to Janifast.

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

As of December 31, 2006, the Company has made each payment owed to Piper Rudnick LLP, with the exception of the $25,000 payment due September 1, 2006 and the $75,000 payment due December 1, 2006.

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. During the six months ended December 31, 2006, Mr. Biderman’s affiliated firm of Palladium Capital Advisors earned a cash finder’s fee of $185,000 as well as 566,667 shares of the Company’s stock with an estimated value of $85,000.

In addition, at various points during the current fiscal year Messrs, Durando, Dotoli and Smiley provided $490,000 in bridge loans to the Company which was evidenced by individual promissory notes. During December 2006, Messrs Durando and Dotoli agreed to convert their notes, in the amounts of $130,000 and $200,000 respectively, to a deferred compensation arrangement, the repayment terms of which have not been specified. Mr. Smiley has extended bridge loans to the Company of $160,000, evidenced by promissory notes for $101,000 and a $60,000 note with a 12% rate of interest. Both of the foregoing promissory notes are payable on demand.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes all related party expenses during the six months ended December 31, 2006

										TOTAL
	Durando	Dotoli	Ergul	Biderman	Smiley	Guerino	Lawrence	Janifast	Microphase	RELATED

Consulting /
Salary	$196,800	$141,000			$100,000					$437,800
Directors
Stipend	$7,500	$7,500	$3,750	$3,750	$3,750	$3,750	$3,750			$33,750
Rent									$30,000	$30,000
R&D									$112,250	$112,250
Finders Fees
(including
common
shares)				$270,000						$270,000
Cost of Sales
and SG&A								$134,715		$134,715
Reissued
Options	$196,000	$126,000	$63,000	$8,400	$56,000					$449,400
Totals	$400,300	$274,500	$66,750	$282,150	$159,750	$3,750	$3,750	$134,715	$142,250	$1,467,915

mPHASE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. EQUITY TRANSACTIONS

Private Placements

During the quarter ended September 30, 2006, the Company issued 6,780,716 shares of its common stock together with 5,555,556 of 5 year warrants to purchase one share each of the Company’s common stock, with an exercise price of $.18 per share in private placements generating net proceeds of $1,104,000.

During the quarter ended December 31, 2006, the Company issued 6,622,223 shares of its common stock together with 1,388,889 of 5 year warrants to purchase one share each of the Company’s common stock, with an exercise price of $.18 per share in private placements generating net proceeds of $833,866. Included in these amounts are finders fees paid in cash and 566,667 additional shares of common stock.

Warrant Exercise

During the quarter ended September 30, 2006, the Company issued 138,889 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $25,000 to the Company.

During the quarter ended December 31, 2006, the Company issued 12,101,780 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $1,669,668 to the Company. In addition, the Company issued to certain investors 11,111,112 new 5 year warrants to purchase one share of the Company’s common stock, with an exercise price ranging from $.15 - $.18 per share.

Options and Stock Issued for Services

During the six months ended December 31, 2006, the Company authorized the issuance of 3,852,500 options to employees and officers for the right to purchase a like amount of common shares. Pursuant to the adoption of FAS 123(R), the Company recognized an expense in the amount of $534,468, all of which has been included in general and administrative expense. The fair value of options granted was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 95.6%, based on a risk-free interest rate of 4.8% and expected option life of 5 years.

During the six months ended December 31, 2006, the Board of Directors authorized the issuance of 1,822,983 shares of common stock, with an aggregate value of $339,388 as compensation to consultants and employees. The stock value ranged in price from $.17 to $.20 per share, the fair value on the date of the awards.

Other Equity Transactions

During the six months ended December 31, 2006, the Company converted accounts payable of $307,425 into 1,873,092 shares of common stock.

In addition, during the quarter ended December 31, 2006, the Company became obligated to issue 7,013,888 of its common stock as reparation to affect revised pricing on previous private placements. This additional consideration was afforded to past investors who agreed to make an additional cash investment as part of a new private placement. The cost of such consideration was estimated to be the fair value of such shares at the time of the investment ($.18 per share) and amounted to a $699,496 charge to earnings after an appropriate allocation to Additional Paid in Capital of the Company.

4. COMMITMENTS AND CONTINGENCIES

mPhase has entered into various agreements with Georgia Tech Research ("GTRC") and its affiliate, Georgia Tech Applied Research Corporation, ("GTARC"), pursuant to which the Company receives technical assistance in developing the commercialization of its Digital Video and Data Delivery System. The amount incurred by the Company for GTRC technical assistance with respect to its research and development activities during the quarters ended December 31, 2005 and 2006 totaled $0 and $0 respectively and $13,539,952 from the period from inception through December 31, 2006. If and when sales commence utilizing its legacy DVDDS digital broadcast television platform, mPhase will be obligated to pay to GTRC a royalty up to 5% of product sales, as defined.

As of December 31, 2006, mPhase is obligated to pay Lucent Technologies, Inc. $200,000 per month through and including the first of each month from March 1, 2006 through and including February 1, 2007 plus $100,000 due in March of 2007 in connection with the development of its Nanotechnology product line. The Company owed Lucent $300,000 in accounts payable on December 31, 2006. The amount incurred by the Company with Lucent for assistance with respect to its research and development activities during the quarters ended December 31, 2005 and 2006 and inception to date totaled $1,228,000, $600,000 and $12,606,651 respectively.

Other significant contractual obligations require the Company to pay Magpie Telecom Insiders Inc, certain amounts related to the successful development of its TV+ product. This contract requires a payment of a $60,000 monthly relationship fee plus $135,000 per achievement of specified milestones. During the six months ended December 31, 2006, the Company issued 323,530 shares of common stock valued at $.17 per share in partial satisfaction of this obligation. The Company owed Magpie $650,000 as of December 31, 2006. This contract expires in January 2007.

In addition, the Company has an agreement with Velankani Information Systems to further develop its TV+ product. During the six months ended December 31, 2006, the Company issued 749,562 shares of common stock in partial satisfaction of this obligation. The Company owed Velankani $399,135 as of December 31, 2006. The agreement with Velankani has been restructured and currently requires payments of past due amounts and continued service to be satisfied by a combination of stock issuance and cash payments.

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

5. SUBSEQUENT EVENT

The Company's current low levels of liquidity have required that payments of accounts payable to vendors, including research partners, be extended beyond terms. The Company is actively engaged in negotiations with several vendors to work out an equitable restructure of payment terms and/or conversion of such debt into equity. Subsequent to December 31, 2006, $176,869 of such debt has been converted into 1,040,407 shares of common stock. It is anticipated that such negotiations will continue throughout the current fiscal year. Additionally, as of February 9, 2007, the Company has raised $675,000 through the sale of 4,500,000shares of common stock in a Private Placement.

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

mPhase is a developer of broadband communications products, specifically, IP TV plus a digital subscriber line (DSL) products for telecommunications service providers around the world. In February of 2004 mPhase has entered into the new and emerging area of Nanotechnology. Since our inception in 1996, we have been a development-stage company and operating activities have related primarily to research and development, establishing third-party manufacturing relationships and developing product brand recognition among telecommunications service providers.

Description of Operations

Since our inception in 1996, our primary activities through fiscal year 2003 consisted of designing, manufacturing and testing our flagship products designed to enable telephone service providers to deliver digital broadcast television over DSL. Fiscal years 2004 and 2005 marked a significant shift of the Company’s focus, in response to technology advancements with respect to the delivery of video data using internet protocol. The Company has shifted it telecommunications solution focus from technology for the delivery of broadcast television high speed internet and voice over DSL to the development of middleware/software for carrier class delivery of IP TV over copper, fiber, coax or any infrastructure representing a combination of the foregoing that is used by a telecommunications service provider. Our current Version 6.0 of our IPTV solution is a carrier class middleware designed for a very high degree of reliability and scalability which the Company believes are critical requirements for any telecommunications service provider seeking to deploy IPTV. The Company has shifted as of May of 2006 its software development an integration work from Lucent Technologies, Inc. to Velankani and has engaged Magpie Insiders, Inc and Espial for development of portions of its IPTV solution. This shift has taken place over the past two years and has culminated in our flagship product, namely, Release 6.0 of our TV+ solution. This product is scheduled for final testing in the third quarter of fiscal year 2007 as part of an initial deployment of 1000 ports with a major telecommunications service provider in the Ukraine. Subject to passing a product acceptance test, the Company plans to deploy its IPTV middleware to initially 6,000 customers of such telecommunications service provider for the delivery of IPTV. We have not, as yet, derived any significant revenue from our TV+ solution, which is the culmination of several earlier versions that have been changed to accommodate the latest in technological innovation and market demand for IPTV. The Company’s recent entry into the field of nanotechnology is focused upon exploratory development of batteries with significantly longer shelf lives and enhanced capabilities and magnetometer sensor devices with potentially wide applicability for both military and commercial security applications. The Company believes that such development is consistent with its strategy of being a pioneer of high growth technology products and potentially diversifies its product mix.

mPhase introduced its first TV over DSL platform, the Traverser™ Digital Video and Data Delivery System ("DVDDS"), in 1998. The DVDDS is a patented end to end system that enables a telecommunications service provider to deliver up to several hundred channels of motion picture experts group two ("MPEG-2") standard broadcast digital television, high speed internet and voice over copper telephone lines between a central office facility of the provider and a customer’s premise. mPhase has not, as yet, derived any material revenues from sales of the DVDDS. The DVDDS is a proprietary technology developed in conjunction with Georgia Tech Research Corporation (GTRC) and is one of the first systems of its kind developed. The system is the only system on the market that utilizes non- Internet Protocol ("IP") transmission over ADSL. The DVDDS has been discontinued and replaced by the Company Company’s TV + solution.

For mPhase the shift from its original DVDDS hardware/software end to end system to IPTV middleware marks a change in strategy from selling a complete proprietary platform to providing an industry-standards solution The Company believes that the demand for the TV+ system will initially be greatest in markets primarily outside of the United States that do not have a hybrid fiber coaxial cable ("HFC") infrastructure necessary for cable TV or fiber to the curb necessary for very fast DSL (VDSL).

As noted above, we are currently deploying for a major telecommunications service provider in the Ukraine our TV+ solution as a test deployment expected to be completed by April 30, 2007. The Company believes that a successful deployment in the Ukraine of up to 6,000 customers of the IPTV solution in fiscal year 2007 could represent its first major breakthrough in sales of the IPTV resulting in potential additional deployments in the Ukraine and Russia.

Currently the TV+ solution, utilizes a communications framework based upon Internet Protocol (IP) instead of Asynchronous Transfer Mode (ATM) that was used in earlier versions of our middleware comprising the TV+ solution. ATM is an industry standard for transportation of data based upon a packaging of information into a fixed-size cell format for transportation across networks. Many telecommunications service providers currently deploy equipment that handles this protocol because it can support voice, video, data and multimedia applications simultaneously with a high degree of reliability. IP is another transport protocol that maintains network information and routes packets across networks. IP packets are larger and can hold more data than ATM cells. Historically, there have been concerns that service providers would be unable to provide the same quality of service with IP because it is not optimized for time-sensitive signals such as broadcast television and voice. Nevertheless, there is a greater demand by telecommunication service providers for IP systems for delivery of television, voice and high-speed data because such systems are significantly more cost effective to deploy based upon greater scalability.

Our current Release 6.0 of the TV+ solution is a system management software/middleware product that will operate with both the Lucent Stinger as well as the DSLAM’s and multicast video transport products of other major vendors. Release 6.0 of the TV system will also be able to send multiple TV channels over both fiber, coax as well as down a single DSL line over copper using ADSL2 supported DSLAM’s and be capable of delivery of Video on Demand. We believe that our TV+ solution is an open standards-based, carrier class technology with tremendous scalability and enables a telecommunications service provider to custom tailor the deployment of feature rich IP television, high speed internet and voice. Such solution enables a telecommunications service provider to significantly enhance revenue, margins with a very high rate of return as compared to the traditional economics for delivery of telephone voice services only. In addition, Teleco’s around the world are under increased pressure to delivery multiple converged services in order to retain their traditional telephone voice customers. The TV+ solution may be used in combination with any vendors set top box designed for the delivery of IP TV of all major vendors. The solution allows a service provider to start small and test its take rate among customers with a maximum of flexibility of design, features and cost allowing it to enter the market for converged services to its customers on an optimal basis.

mPhase has transformed itself from a developer of closed end proprietary technology for the delivery of TV over DSL to a Company that has developed a carrier class middleware/software solution for the delivery of IP TV using a standards-based platform designed to provide telecommunications with maximum flexibility in system configuration with components from all major vendors. . mPhase’s current IPTV solution is designed to be used over fiber, coax and copper or any combination thereof currently deployed by a telecommunications service provider. In addition our IPTV solution may be used with other telecommunications transport technology such as Multicast Routers instead of DSLAM’s for the delivery of voice, data and IPTV. The Company believes the initial major deployments and the resultant revenues of its Flagship product, the TV+ platform, are not expected until the fourth quarter of fiscal year 2007, which along with any upturn of spending in the telephone industry will also increase sales and improve the Company’s margins and provide the Company with the opportunity to attain profitability

mPhase DSL Component Products. mPhase continues to design and market a line of DSL component products ranging from commodity items such as POTS splitters. Most notable in the suite of DSL component products is the recently introduced VDSL customer premises POTS Splitter product. The VDSL product reflects a migration of technological development for the delivery of Broadcast Television providers such as ATT/Bell South that are deploying fiber to the curb in combination with VDSL to the home.. Additionally, as competition for high speed Internet expands, the market is witnessing a reduction in price. Therefore, it has become imperative that telecommunications service providers lower the operational costs involved with supporting DSL services.

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

The Company believes that its entry into this new field of high technology growth will provide product diversification without negatively affecting its focus upon its IPTV solution. The Company developed a lab prototype of its first nano power cell product that was completed in the second quarter of fiscal year 2006. The Company is unable, at this time, to predict when significant commercialization and material revenues will be derived from its entry into the Nanotechnology business.

On March 10, 2005, the Company announced an agreement with the Bell Labs research and development arm of Lucent Technologies, Inc. to co-develop using the science of nanotechnology and commercialize uncooled magnetic ultra-sensitive sensors for a host of defense and civilian applications. The sensors, technically referred to as magnetometers, are based upon Micro Electro Mechanical Systems (MEMS) using designs based upon fundamental breakthroughs made in the past few years at Bell Labs as part of the New Jersey Nanotechnology Consortium. Initial tests of theses MEMS magnetometers indicate sensitivities 1000 times those achieved in presently available uncooled magnetometers. Such devices are designed to create a new generation of ultra sensitive magnetic field sensors that will enable military combatants to detect with greater accuracy and range hostile military forces. Commercial applications may include inexpensive navigational components for mobile phones to sensing devices for identification used in homeland security products, as well as sensors used in diagnostic systems for detection of metal fatigue for numerous industrial applications.

In May of 2006, the Company renewed through February 2007 and March 2007 each of its Development Agreements with Lucent Technologies, Inc. with respect to its battery and magnetometer products being developed through the science of nanotechnology at a cost of $100,000 per month each. The Company expects to renew for another 12 months each of the two nanotechnology development agreements with Lucent/Bell Labs.

Nano Battery:

mPhase Technologies along with its partner Lucent/Bell Labs, has been jointly conducting research since February 2004 that demonstrates control and manipulation of fluids on super hydrophobic surfaces to create power cells by controlling wetting behavior of electrolyte on nanostructured electrode surfaces. The scientific research conducted this year has set the groundwork for continued exploration in the development of intelligent nanotechnology power cells (nano-batteries), and forms a path to commercialization of the technology for a broad range of market opportunities. During the first half of 2005 the battery team has been testing modifications and enhancements to the internal design of the battery to optimize its power and energy density characteristics, as well as making engineering improvements that will assist in making the battery easier to manufacture when the project research that level of maturity.

In June of 2005, the battery project was expanded to include a joint technical development effort through December 2005 between mPhase and Rutgers University to potentially incorporate a Lithium based design. This work program has initial started as a modest technology effort to help characterize and test the nano battery design using Lithium chemistry and determine if the current design is capable of supporting the lithium based chemistry. Based on the results of the testing with Rutgers University during 2006, mPhase has decided that sufficient technical progress has been made to warrant the extension of the development agreement with Rutgers University though 2007 and mPhase may decide to accelerate the work effort as milestones are achieved.

Magnetometer:

In February 2005, mPhase and Lucent Technologies’ Bell Laboratories entered into a joint effort to develop an extremely sensitive magnetometer. Magnetometers can be used in a wide range of applications that include military surveillance, securing the retail environment, automotive sensors and actuators, industrial processing, medical imaging, scientific measurements, detection of mineral deposits and even air and space exploration. In sensor networks ultra-sensitive magnetometers can be used, for example, to detect and accurately pinpoint battlefield objects or they might also be used to study the workings of the human brain.

Magnetometers work by sensing changes in magnetic fields due to the motion of magnetic objects or changes in electrical currents generated by those objects. The magnetometer detects these objects by measuring time-varying magnetic signals that are superimposed on the combination of earth’s background field (used to orient compasses) and static magnetic fields due to nearby magnetic objects.

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

Lower Sensitivity Magnetometers - In addition to applications requiring very high sensitive magnetometer, there is a potential for a growing market for lower sensitivity magnetometers used for applications requiring digital compass functional for navigation and GPS augmented and denied environments. Many of these applications may reside in consumer based devices such as enhanced cell telephones, Personal Digital Assistants (PDA) and specialty devices used for navigation systems. mPhase see this opportunity as a potential source of high volume distribution of this technology and has initiated research and development resources to build magnetometer designs that would support these types of applications.

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

Financial Highlights

Revenues. To date, all material revenues have been generated from sales of the POTS Splitter Shelves and other DSL component products to a small number of telecommunications companies. mPhase believes that future revenues are difficult to predict because of (i) the length and variability of the commercial roll-out of the IPTV to various telecommunications service providers and (ii) the Company’s recent entry into the Nanotechnology business. Since the Company believes that there may be a significant international market for its TV+ IPTV solution involving many different countries, with different regulations, certifications and commercial practices than the United States, future revenues are highly subject to the changing variables and uncertainties.

The Company believes that significant deployments and resulting revenues from the deployment of the TV+ are not expected until the end of calendar year 2007. The Company further believes that an increase in capital expenditures in the telecommunications industry will increase sales, improve margins and that the Company will be profitable in the future. The Company does not expect to derive any material revenue from its Nanotechnology product development until fiscal year 2008

Cost of revenues. The costs necessary to generate revenues from the sale of POTS Splitter Shelves and other related DSL component products include direct material, labor and manufacturing. mPhase paid these costs to Janifast Ltd., which has facilities in the People’s Republic of China and is owned by and managed by certain senior executives of the Company. The cost of revenues also includes certain royalties paid to Microphase Corporation, a privately held corporation organized in 1955, which shares certain common management with the Company and is majority-owned by a director of mPhase. Costs for future production of the TV + Platform will consist primarily of payments to manufacturers to acquire the necessary components and assemble the product

Research and development. Research and development expenses consist principally of the payments made to various subcontractors and Microphase, for development of the VDSL POTS Splitter product, the TV+ IPTV solution and nanotechnology products. The IPTV+ solution consists primarily of middleware/software designed for the delivery of feature rich, carrier class, broadcast TV, high speed internet and voice by telecommunications service providers open using standards based equipment and transport configurations. All research and development costs are expensed as incurred.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for personnel engaged in direct marketing of the TV+, the POTS Splitter Shelves and other DSL component products and Nanotechnology battery product, as well as support functions including executive, legal and accounting personnel. Certain administrative activities are outsourced on a monthly fee basis to Microphase Corporation. Finally, mPhase leases the principal office from Microphase Corporation.

Non-Cash compensation charges. The Company makes extensive use of stock grants, options and warrants as a form of compensation to employees, directors and outside consultants. We incurred non-cash compensation charges totaling $59,513,174 from inception (October 2, 1996) through December 31, 2006, of which $2,318,519 was included in research and development expenses and $57,194,655 was included in general and administrative expenses.

Development stage losses/ Liquidity. The Company has incurred cumulative development stage losses of $159,256,899 and negative cash flow from operations of $70,938,659. The auditors report for the fiscal year ended June 30, 2006 includes the statement that "there is substantial doubt of the Company’s ability to continue as a going concern". Management estimates that the Company needs to raise approximately $10,000,000 during the next 12 months to continue its present level of operations. As of December 31, 2006, the Company had a negative net worth of $2,889,616 compared to a negative net worth of $606,085 as of June 30, 2006 as a result of continuing net losses.

THREE MONTHS ENDED DECEMBER 31, 2006 VS. DECEMBER 31, 2005

REVENUE

Total revenues were $14,742 for the three months ended December 31, 2006 compared to $168,208 for the three months ended December 31, 2005. The decrease was primarily attributable to decreased demand of the Company’s POTS Splitter product line.

COST OF SALES

No cost of sales were associated with the revenue earned for the three months ended December 31, 2006 as compared to $135,098 in the comparable prior period in 2005. This change is a result of product mix and the phasing out of the Pots Splitter business line.

GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $1,405,347 for the three months ending December 31, 2006 down from $ 2,090,185 or a decrease of $684,838 from the comparable period in 2005. The decrease in the selling, general and administrative costs is comprised primarily of a decrease in stock based compensation of approximately $1,022,000. This decline is offset in part by increases related to payroll of $160,000; use of consultants and professionals of $105,000 and smaller increases across a broad range of expense categories.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1,723,411 for the three months ended December 31, 2006 as compared to $1,960,650 during the comparable period in 2005 or an decrease of $237,239. Spending levels have not fluctuated significantly in the past year and have been primarily related to development and testing of Release 6.5 of the TV+ product for a Ukrainian telecommunications provider and development activity of the new magnetometer and power cell products using the science of Nanotechnology. Both areas represent activities contracted though Lucent Technologies and other vendors such as Magpie, Latens, Velankani, and Espial and managed by mPhase.

The Company expects to continue research and development efforts throughout fiscal year 2007 as the Company continues its development of the TV+ and Nanotechnology product lines. To broaden and diversify its current line of business into additional high growth technology areas, the Company plans to continue its development efforts with the Bell labs division of Lucent Technologies, Inc. to commercialize the use of nano power cell technology. Lucent/ Bell Labs is developing for mPhase micro-power source arrays fabricated using nanotextured, super hydrophobic materials. This new business arrangement with Lucent Bell Labs will give mPhase the opportunity to develop and offer breakthrough battery technology applications, initially to government market segments including defense and homeland security, and ultimately to the commercial market. The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for the defense department. In addition the Company plans to continue its research and development efforts with respect to the magnetometer product line using the science of Nanotechnology.

OTHER INCOME AND (EXPENSE)

Other Income and (Expense) amounted to net expense of $703,086 for the three months ended December 31, 2006 compared to a net expense of $4,276,594 for the comparable period ended December 31, 2005. This decrease is primarily due to reparation expense which amounted to $4,434,794 in 2005 to $699,496 in 2006.

NET LOSS

The Company recorded a net loss of $3,838,841 for the three months ended December 31, 2006 as compared to a loss of $8,314,814 for the three months ended December 31, 2005. This represents a loss per common share of $.01 for the three month period ended December 31, 2006 as compared to a loss per common share of $.05 for the three months ending December 31, 2005; based upon weighted average common shares outstanding of 300,483,022 and 174,998,048 during the periods ending December 31, 2006 and 2005, respectively. Approximately $3.74 million of the decrease in the Company’s net loss was the result of reparation cost in connection with the reduction in the strike price of certain warrants and issuance of additional shares in connection with private placements.

SIX MONTHS ENDED DECEMBER 31, 2006 VS. DECEMBER 31, 2005

REVENUE

Total revenues were $120,588 for the six months ended December 31, 2006 compared to $548,802 for the six months ended December 31, 2005. The decrease was attributable primarily to the phasing out of the Company’s ADSL POTS Splitter line of products and its emphasis on developing a new VDSL customer premises POTS Splitter product to meet market advancements in technology.

COST OF SALES

Cost of sales was $85,390 for the six months ended December 31, 2006 as compared to $473,071 in the comparable prior period. The decrease is a direct result of the aforementioned phasing out of the POTS Splitter line of business.

RESEARCH AND DEVELOPMENT

Research and development expenses were $3,713,724 for the six months ended December 31, 2006 as compared to $3,822,070 during the comparable period in 2005; or a decrease of $108,346. The Company incurred most of its research and development expenses with vendors including Lucent, Microphase, Magpie Insiders, Inc., Espial, Velankani and other strategic vendors. In the six month period ended December 31, 2006 such charges totaled $3,331,966 as compared to $3,354,217 during the comparable period in 2005. During the six month period ended December 31, 2006, payments to third party vendors amounted to $1.2 million and $2.13 million for services related to Nanotechnology and IPTV, respectively. During the six month period ended December 31, 2005, payments to third party vendors amounted to $1.4 million and $1.95 million for services related to Nanotechnology and IPTV, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $3,367,179 for the six months ended December 31, 2006 up from $3,182,481 or an increase of $184,698 from the comparable period in 2005. Included in selling, general and administrative costs are non-cash charges relating to the issuance of common stock and options to employees and consultants, which totaled $873,856 for the six months ended December 31, 2006 as compared to $1,175,075 for the comparable period ended December 31, 2005 resulting in a decrease of $337,218. This decrease was offset by increases payroll related cost which increased by approximately $221,000, investors relations and marketing which increased by $133,000 and legal and professional which increased by approximately $100,000.

OTHER INCOME AND (EXPENSE)

Other Income and (Expense) amounted to net expense of $707,499 for the six months ended December 31, 2006 compared to a net expense of $4,424,470 for the comparable period ended December 31, 2005. This decrease is primarily do to reparation expense which declined from $4,434,794 in 2005 versus $699,496 in 2006.

NET LOSS

The Company recorded a net loss of $7,796,842 for the six months ended December 31, 2006 as compared to a loss of $11,394,054 for the six months ended December 31, 2005. This represents a loss per common share of $.03 for the six month period ended December 31, 2006 as compared to a loss per common share of $.07 for the six months ending December 31, 2005; based upon weighted average common shares outstanding of 296,412,769 and 163,613,560 during the periods ending December 31, 2006 and 2005, respectively. Approximately $3.74 million of the decrease in the Company’s net loss was the result of reparation cost in connection with the reduction in the strike price of certain warrants and issuance of additional shares in connection with private placements.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

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

Utilization of net operating losses generated through December 31, 2006 may be limited due to "changes in control" of our common stock that occurred.

STOCK-BASED COMPENSATION

On July 1, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment" (SFAS 123R). SFAS 123R revised SFAS 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The Company adopted FAS 123R using the "modified prospective" method, whereby fair value of all previously-granted employee stock-based arrangements that remained unvested at July 1, 2005 and all grants made on or after July 1, 2005 have been included in the Company’s determination of stock-based compensation expense for the three and six months ended December 31, 2005 and December 31, 2006.

INVENTORY RESERVE AND VALUATION ALLOWANCE

The Company carries its inventory at the lower of cost, determined on a first in, first out basis, or market. Inventory consists mainly of equipment to be included in deployment of an IPTV project. In determining the lower of cost or market, the Company periodically reviews and estimates a valuation allowance to reserve for technical obsolescence and marketability.

MATERIAL RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase’s President, Chief Operating Officer and Chairman of the Board of the Company are also officers of Microphase and mPhase’s President and Chairman of the Board are shareholders of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services has been $5,000 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis.

During the six months ended December 31, 2005 and 2006 and from inception (October 2, 1996) to December 31, 2006, $90,000, $142,250 and $8,869,365 respectively, have been charged to expense.

As a result of the foregoing transactions as of December 31, 2006, the Company had a $204,131 payable to Microphase.

The Company is obligated to pay a 3% royalty to Microphase on revenues from its proprietary Traverser (TM) Digital Video and Data Delivery System and DSL component products. For the three months ended December 31, 2005 and 2006, mPhase recorded royalties to Microphase totaling $16,409 and $0, respectively.

JANIFAST LTD.

The Company purchases products and incurs certain research and development expenses with Janifast Ltd., which is owned by U.S. Janifast Holdings, Ltd., a company in which three directors of mPhase are significant shareholders and one is an officer, in connection with the manufacturing of POTS Splitter shelves and component products including cards and filters sold by the Company.

During the six months ended December 31, 2005 and 2006 and the period from inception (October 2, 1996) to December 31, 2006, $544,449, $134,715 and $16,031,811 respectively have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations.

As a result of the foregoing transactions as of December 31, 2006, the Company had $132,151 payable to Janifast.

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

As of December 31, 2006, the Company has made each payment owed to Piper Rudnick LLP, with the exception of the $25,000 payment due September 1, 2006 and the $75,000 payment due December 1, 2006.

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. During the six months ended December 31, 2006, Mr. Biderman’s affiliated firm of Palladium Capital Advisors earned a cash finder’s fee of $185,000 as well as 566,667 shares of the Company’s stock with an estimated value of $85,000.

In addition, at various points during the current fiscal year but prior to December 31, 2006, Messrs, Durando, Dotoli and Smiley provided $490,000 in bridge loans to the Company which was evidenced by individual promissory notes. Subsequently, Messrs Durando and Dotoli agreed to convert their notes, in the amounts of $130,000 and $200,000 respectively, to a deferred compensation arrangement, the repayment terms of which have not been specified. Mr. Smiley has extended bridge loans to the Company of $160,000, evidenced by promissory notes for $101,000 and a $60,000 note with a 12% rate of interest. Both of the foregoing promissory notes are payable on demand.

The following table summarizes all related party expenses during the six months ended December 31, 2006

										TOTAL
	Durando	Dotoli	Ergul	Biderman	Smiley	Guerino	Lawrence	Janifast	Microphase	RELATED

Consulting /
Salary	$196,800	$141,000			$100,000					$437,800
Directors
Stipend	$7,500	$7,500	$3,750	$3,750	$3,750	$3,750	$3,750			$33,750
Rent									$30,000	$30,000
R&D									$112,250	$112,250
Finders Fees
(including
common
shares)				$270,000						$270,000
Cost of Sales
and SG&A								$134,715		$134,715
Reissued
Options	$196,000	$126,000	$63,000	$8,400	$56,000					$449,400
Totals	$400,300	$274,500	$66,750	$282,150	$159,750	$3,750	$3,750	$134,715	$142,250	$1,467,915

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, mPhase had working capital deficit of $3,276,533 as compared to working capital deficit of $1,093,784 at June 30, 2006. Through December 31, 2006, the Company had incurred development stage losses totaling $159,256,899.

Historically, mPhase has funded its operations and capital expenditures primarily through private placements of common stock. Management expects that its ongoing financial needs will continue to be provided by such financing activities and believes that the sales of its IPTV and DSL component products will provide some offset to cash flow used in operations, although there can be no assurance of such events. At December 31, 2006, the Company had cash and cash equivalents of $659,414 compared to $1,359,925 at June 30, 2006, accounts receivable of $58,740 and inventory of $369,572. This compared to $106,237 of accounts receivable and $161,270 of inventory at June 30, 2006.

Cash used in operating activities was $4,271,000 during the six months ending December 31, 2006. The cash used in operating activities consists principally of the net loss offset in part by significant changes in assets and liabilities, including an increase in accounts payable of $1,482,495, non-cash charges of $873,855 for common stock and options issued for services and $699,496 for reparations. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) the successful wide scale development, deployment and marketing of its products.

As of December 31, 2006, mPhase is obligated to pay Lucent Technologies, Inc. $100,000 per month through February of 2007 under a Development Agreement covering development of its new battery and $100,000 per month through March of 2007 in connection with development of its magnetometer. Both product lines use the science of Nanotechnology.

Other significant contractual obligations require the Company to pay Magpie Telecom Insiders, Inc. certain amounts related to the successful development of its TV+ product. This contract requires a payment of a $60,000 monthly relationship fee plus $135,000 per achievement of specified milestones. During the six months ended December 31, 2006, the Company issued 323,530 shares of common stock in partial satisfaction of this obligation. The Company owed Magpie $650,000 as of December 31, 2006. This contract expires in January 2007. In addition, as of January of 2007, the Company is currently, in arrears with respect to $550,000 payable to Espial and is currently rescheduling payments including converting a portion of such payable into common stock.

In addition, the Company has an agreement with Velankani Information Systems to further develop its TV+ product. During the six months ended December 31, 2006, the Company issued 749,562 shares of common stock in partial satisfaction of this obligation. The Company owed Velankani $399,135 as of December 31, 2006. The agreement with Velankani has been restructured and currently requires payments of past due amounts and continued service to be satisfied by a combination of stock issuance and cash payments.

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT’S PLANS

From inception (October 2, 1996) through December 31, 2006 the Company has incurred development stage losses and has an accumulated deficit of $159,256,899 and a stockholders’ deficit of $2,889,616. The report of the Company’s outside auditors, Rosenberg, Rich, Baker, Berman and Company with respect to its latest audited 10K for the fiscal year ended June 30, 2006, stated that "there is substantial doubt of the Company’s ability to continue as a going concern".

We continue our efforts to raise additional funds through private placements of our common stock and strategic alliances, the proceeds of which are required to fund continuing expenditures and the controlled development stage rollout of our TV+. However, there can be no assurance that mPhase will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when needed, or at terms that we deem to be reasonable.

We have evaluated our cash requirements for the remainder of fiscal year 2007 based upon certain assumptions, including our ability to raise additional financing and sales of our TV+ products. Additional investments in development of the TV+ and Nanotechnology battery products will be required in the next 12 months. The Company anticipates that it will need to raise, at a minimum, approximately $10 million, primarily in private placement of its common stock with accredited investors, during the next 12 months. In addition, we will need to focus on and control certain expenses.

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

Should these cash flows not be available to us, we believe we would have the ability to revise our operating plan and make certain further reductions in expenses, so that our resources which were available at December 31, 2006, plus financing to be secured during the balance of fiscal year 2007, and expected TV+ revenues, will be sufficient to meet our obligations through the end of fiscal year 2008. We have continued to experience operating losses and negative cash flows. To date, we have funded our operations with a combination of component sales debt conversions with related parties and strategic vendors, and private equity offerings. Management believes that we will be able to secure the necessary financing in the short-term to fund our operations into our next fiscal year. However, failure to raise additional funds, or generate significant cash flows through revenues, could have a material adverse effect on our ability to achieve our intended business objectives.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c and of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

mPhase was advised in April 2002 that following an investigation by the staff of the Securities and Exchange Commission, the staff intended to recommend that the Commission file a civil injunctive action against Packetport.com, Inc. ("Packetport") and its Officer’s and Directors. Such recommendation related to alleged civil violations by Packetport and such Officers and Directors of various sections of the Federal Securities Laws. The staff has alleged civil violations of Sections 5 and 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(d) of the Securities Exchanges Act of 1034. mPhase also serve as Directors and Officers of Packetport. On November 15, 2005, a civil enforcement action was filed in Federal District Court against Microphase Corporation and the CEO and COO of mPhase Corporation. mPhase is not named as a party in connection with this matter. As noted in other public filings of mPhase, the CEO and COO of mPhase as well as Microphase continue to deny any wrongdoing in connection with the Civil Action filed and intend to vigorously defend any and all counts set forth in such action.

From time to time mPhase may be involved in various legal proceedings and other matters arising in the normal course of business.

ITEM 2. CHANGES IN SECURITIES

Private Placements

During the quarter ended September 30, 2006, the Company issued 6,780,716 shares of its common stock together with 5,555,556 of 5 year warrants to purchase one share each of the Company’s common stock, with an exercise price of $.18 per share in private placements generating net proceeds of $1,104,000.

During the quarter ended December 31, 2006, the Company issued 6,622,223 shares of its common stock together with 1,388,889 of 5 year warrants to purchase one share each of the Company’s common stock, with an exercise price of $.18 per share in private placements generating net proceeds of $833,866. Included in these amounts are finders fees paid in cash and 566,667 additional shares of common stock.

Warrant Exercise

During the quarter ended September 30, 2006, the Company issued 138,889 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $25,000 to the Company.

During the quarter ended December 31, 2006, the Company issued 12,101,780 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $1,669,668 to the Company. In addition, the Company issued to certain investors 11,111,112 new 5 year warrants to purchase one share of the Company’s common stock, with an exercise price ranging from $.15 - $.18 per share.

Options and Stock Issued for Services

During the six months ended December 31, 2006, the Company authorized the issuance of 3,852,500 options to employees and officers for the right to purchase a like amount of common shares. Pursuant to the adoption of FAS 123(R), the Company recognized an expense in the amount of $534,468, all of which has been included in general and administrative expense. The fair value of options granted was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 95.6%, based on a risk-free interest rate of 4.8% and expected option life of 5 years.

During the six months ended December 31, 2006, the Board of Directors authorized the issuance of 1,822,983 shares of common stock, with an aggregate value of $339,388 as compensation to consultants and employees. The stock value ranged in price from $.17 to $.20 per share, the fair value on the date of the awards.

Other Equity Transactions

During the six months ended December 31, 2006, the Company converted accounts payable of $307,425 into 1,873,092 shares of common stock.

In addition, during the quarter ended December 31, 2006, the Company became obligated to issue 7,013,888 of its common stock as reparation to affect revised pricing on previous private placements. This additional consideration was afforded to past investors who agreed to make an additional cash investment as part of a new private placement. The cost of such consideration was estimated to be the fair value of such shares at the time of the investment ($.18 per share) and amounted to a $699,496 charge to earnings and an appropriate charge to Additional Paid in Capital of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1) Form 8K filed December 29, 2006, announcing that American Express Travel Related Services Company, Inc. entered into a contract the Company for consulting services in connection with power solutions for a state of the art credit card with enhanced capabilities.

(2) Form 8k filed October 17, 2006, announcing certain modifications of its nanostructured silicon battery.

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

Dated: February 14, 2007	mPHASE TECHNOLOGIES, INC. By: /s/ MartinS. Smiley Martin S. Smiley Executive Vice President Chief Financial Officer and General Counsel, Director

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant’s and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Evaluated the effectiveness of eth registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrants’ ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Ronald A. Durando

Ronald A. Durando
Chief Executive Officer

February 14, 2007

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant’s and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Evaluated the effectiveness of eth registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrants’ ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Martin S. Smiley

Martin S. Smiley
Chief Financial Officer

February 14, 2007

Exhibit 32.1

MPHASE TECHNOLGIES, INC.

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of mPhase Technologies, Inc., a New Jersey corporation (the "Company"), on Form 10Q for the quarter ended December 31, 2005, as filed with the Securities and Exchange Commission (the "Report"), I, Ronald A. Durando, Chief Executive Officer of the Company certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

1.      The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.      The information contained in the Report fairly presents, I all material respects, the financial condition and results of operations of the Company.

/s/ Ronald A. Durando

Ronald A. Durando
Chief Executive Officer

February 14, 2007

Exhibit 32.2

MPHASE TECHNOLGIES, INC.

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of mPhase Technologies, Inc., a New Jersey corporation (the "Company"), on Form 10Q for the quarter ended December 31, 2005, as filed with the Securities and Exchange Commission (the "Report"), I, Martin S. Smiley, Chief Financial Officer of the Company certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

1.      The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.      The information contained in the Report fairly presents, I all material respects, the financial condition and results of operations of the Company.

/s/ Martin S. Smiley

Martin S. Smiley
Chief Financial Officer

February 14, 2007