Form 10-Q
period 2007-03-31
MPHASE TECHNOLOGIES INC
filed 2007-05-14
CIK 825322

 UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

   FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

 FOR THE QUARTER ENDED MARCH 31, 2007

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

 YES    X         NO ___

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF May 14, 2007 IS 361,759,535 SHARES, ALL OF ONE CLASS OF $.01 STATED VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

mPHASE TECHNOLOGIES, INC.

 (A Development Stage Company)

Consolidated Balance Sheet

	June 30,	March 31,
	2006	2007
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,359,925	$315,055
Accounts receivable, net of bad debt reserve of $0 for each period	106,237	2,770
Inventories	161,270	476,534
Prepaid expenses and other current assets	66,777	494,430
Total Current Assets	1,694,209	1,288,789

Property and equipment, net	350,120	268,973
Patents and licensing rights, net	87,579	58,067
Other assets	50,000	50,000
TOTAL ASSETS	$2,181,908	$1,665,829

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,638,322	$2,687,339
Accrued expenses	557,342	535,920
Due to related parties	274,271	776,397
Notes payable, related parties	-	161,000
Current portion of long-term debt	318,058	101,640
Deferred revenue	-	37,933
TOTAL CURRENT LIABILITIES	$2,787,993	$4,300,229

TOTAL LIABILITIES	$2,787,993	$4,300,229

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' DEFICIT

Common stock, par value $.01, 500,000,000 shares authorized 278,235,984 and 339,800,539 shares issued and outstanding at June 30, 2006 and March 31, 2007, respectively	$2,782,360	$3,398,005
Additional paid in capital	148,079,585	156,495,997
Deficit accumulated during development stage	(151,460,057)	(162,520,429)
Less treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	($606,085)	($2,634,400)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,181,908	$1,665,829

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC

 (A Development Stage Company)

 Consolidated Statements of Operations

 (Unaudited)

(Date of
Three Months Ended	Inception) to
March 31,	March 31,
	2006	2007	2007

REVENUES	$284,197	$15,155	$22,431,350

COSTS AND EXPENSES
Cost of Sales	256,404	2,817	16,422,148
Research and Development ( including non-cash stock related charges of $65,300, $0 and $2,318,519, for 2006, 2007 and inception to date respectively)	2,298,183	1,250,680	56,543,605
General and Administrative (including non-cash stock related charges of $3,335,275, $250,791 and $58,319,301 for 2006, 2007 and inception to date respectively)	4,819,598	1,644,895	101,768,166
Depreciation and Amortization	16,880	22,676	3,097,316

TOTAL COSTS AND EXPENSES	$7,391,065	$2,921,067	$177,831,235

LOSS FROM OPERATIONS	($7,106,868)	($2,905,912)	($155,399,885)

OTHER INCOME
Interest Income (Expense), net	(5,214)	1,218	(161,071)
Other Income (Expense) net	(498,116)	(358,835)	(6,959,473)

TOTAL OTHER INCOME (EXPENSE)	($503,330)	($357,617)	($7,120,544)
NET LOSS	($7,610,198)	($3,263,529)	($162,520,429)

LOSS PER COMMON SHARE, basic and diluted	($0.03)	($0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	262,539,165	327,195,047

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

 (A Development Stage Company)

 Consolidated Statements of Operations

 (Unaudited)

(Date of
Nine Months Ended	Inception) to
March 31,	March 31,
	2006	2007	2007

REVENUES	$832,999	$135,743	$22,431,350

COSTS AND EXPENSES
Cost of Sales	729,475	88,207	16,422,148
Research and Development ( including non-cash stock related charges of $200,850, $0 and $2,318,519, for 2006, 2007 and inception to date respectively)	6,120,253	4,964,404	56,543,605
General and Administrative (including non-cash stock related charges of, $4,510,350, $1,124,647 and $58,319,301 for 2006, 2007 and inception to date respectively)	8,002,079	5,012,073	101,768,166
Depreciation and Amortization	57,644	66,314	3,097,316

TOTAL COSTS AND EXPENSES	$14,909,451	$10,130,998	$177,831,235

LOSS FROM OPERATIONS	($14,076,452)	($9,995,255)	($155,399,885)

OTHER INCOME
Interest Income (Expense), net	(25,498)	(10,930)	(161,071)
Other Income (Expense) net	(4,902,302)	(1,054,187)	(6,959,473)

TOTAL OTHER INCOME (EXPENSE)	($4,927,800)	($1,065,117)	($7,120,544)

NET LOSS	($19,004,252)	($11,060,372)	($162,520,429)

LOSS PER COMMON SHARE, basic and diluted	($0.09)	($0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	211,186,500	309,018,261

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

 (A Development Stage Company)

Consolidated Statement of Changes in

Shareholders’ Deficit

(Unaudited)

	Shares	$.01 Stated Value	Treasury Stock	Additional Paid Capital	Accumulated Deficit	Total Shareholders (Deficit) Equity
Balance June 30, 2006	278,235,984	$2,782,360	($7,973)	$148,079,585	($151,460,057)	($606,085)

Issuance of common stock pursuant to the exercise of warrants	14,740,669	$147,406		$1,922,262		$2,069,668
Issuance of common stock with warrants in private placements, net of cash expenses of $414,783	28,376,022	$283,760		$3,441,958		$3,725,718
Issuance of common stock for services	1,822,983	$18,230		$321,158		$339,388
Conversion of debt	5,617,062	$56,171		$853,123		$909,294
Issuance of additional shares and warrants to effect repricing	11,007,819	$110,078		$1,092,652		$1,202,730
Stock options awarded to employees and officers	$785,259	$785,259
Net Loss					($11,060,372)	($11,060,372)

Balance March 31, 2007	339,800,539	$3,398,005	($7,973)	$156,495,997	($162,520,429)	($2,634,400)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

 (A Development Stage Company)

Consolidated Statements of Cash Flow
(Unaudited)

Nine Months Ended	(Date of Inception)
March 31,	To March 31,
	2006	2007	2007
Cash Flow From Operating Activities:
Net Loss	($19,004,252)	($11,060,372)	($162,520,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	140,862	165,028	6,982,792
(Gain) loss on debt extinguishments	(265,468)	-	(772,216)
Loss on unconsolidated subsidiary	-	-	1,466,467
Non-cash charges relating to issuance of common stock, common stock options and warrants	9,962,940	1,124,647	60,196,024
Reparations charges	-	1,202,730	6,733,235
Other non cash charges to income	17,250	-	387,815

Changes in assets and liabilities:
Accounts receivable	357,683	103,467	425,106
Inventories	37,047	(315,264)	(481,095)
Prepaid expenses and other current assets	(47,132)	(427,653)	(413,369)
Other non-current assets	-	-	(609,932)
Accounts payable	(914,257)	1,049,017	5,361,974
Conversion of Debt to equity	-	909,294	1,499,294
Accrued expenses	806,025	(21,422)	1,772,435
Due to/from related parties	-	-	-
Microphase	(150,034)	230,645	2,806,917
Janifast	(231,698)	10,752	2,482,164
Officers	(73,600)	260,729	740,285
Lintel and others	-	-	477,000
Deferred revenue	-	37,933	217,405
Receivables from Subsidiary	-	-	(150,000)
Net cash used in operating activities	($9,364,634)	($6,730,469)	($73,398,128)

Cash Flow from Investing Activities:
Payments related to patents and licensing rights	-	-	(450,780)
Purchase of fixed assets	(271,535)	(54,369)	(3,157,444)
Net Cash used in investing activities	($271,535)	($54,369)	($3,608,224)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock and
exercises of options and warrants	$13,877,057	$5,795,386	$77,726,953
Payments of notes payable	(174,919)	(216,418)	(876,704)
Advances from Microphase	-	-	347,840
Proceeds from notes payable - officers	(97,000)	161,000	1,126,000
Repayments of notes payable - officers	-	-	(994,709)
Repurchase of treasury stock at cost	-	-	(7,973)

Net cash provided by financing activities	$13,605,138	$5,739,968	$77,321,407

Net increase (decrease) in cash	$3,968,969	($1,044,870)	$315,055
CASH AND CASH EQUIVALENTS, beginning of period	$351,185	$1,359,925
CASH AND CASH EQUIVALENTS, end of period	$4,320,154	$315,055	$315,055

The accompanying notes are an integral part of these consolidated financial statements

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

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ending March 31, 2007 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

Through March 31, 2007, the Company had incurred cumulative (a) development stage losses totaling approximately $162,520,429, (b) stockholders’ deficit of ($2,634,400), and (c) negative cash flow from operations equal to $73,398,128. At March 31, 2007, the Company had $315,055 of cash, cash equivalents and $2,770 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

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

2. SUPPLEMENTAL CASH FLOW INFORMATION

Nine Months Ended
March 31,
	2006	2007

Interest Paid	$25,498	$10,930

Non Cash Investing and Financing Activities:
Conversion of vendor debt to equity	$590,000	$909,294
Private placement expense additional shares	$4,434,294	$1,202,730
Issuance of options to employees and officers		$785,259
Issuance of common stock for services	$1,351,125	$339,388

RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase’s President, Chief Operating Officer and Chairman of the Board of the Company are also officers of Microphase and mPhase’s President and Chairman of the Board are shareholders of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services has been $5,000 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis. During the nine months ended March 31, 2006 and 2007 and from inception (October 2, 1996) to March 31, 2007, $261,583 $243,099 and $7,649,309 respectively, have been charged to expense.

As a result of the foregoing transactions as of March 31, 2007, the Company had a $230,645 payable to Microphase.

JANIFAST LTD.

The Company purchases products and incurs certain research and development expenses with Janifast Ltd., which is owned by U.S. Janifast Holdings, Ltd., a company in which three directors of mPhase are significant shareholders and one is an officer, in connection with the manufacturing of POTS Splitter shelves and component products including cards and filters sold by the Company.

During the nine months ended March 31, 2006 and 2007 and the period from inception (October 2, 1996) to March 31, 2007, $241,472, $134,715 and $16,031,811 respectively have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations.

As a result of the foregoing transactions as of March 31, 2007, the Company had $10,752 payable to Janifast.

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

As of March 31, 2007, the Company has made each payment owed to Piper Rudnick LLP, with the exception of the $25,000 payment due September 1, 2006 and the $75,000 payment due December 1, 2006.

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. During the nine months ended March 31, 2007, Mr. Biderman’s affiliated firm of Palladium Capital Advisors earned an estimated finder’s fee of $468,650 which includes 566,667 shares of the Company’s stock with an estimated value of $85,000.

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

 (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

Summary of Compensation to Related Parties
										TOTAL
	Durando	Dotoli	Ergul	Biderman	Smiley	Guerino	Lawrence	Janifast	Microphase	RELATED

Consulting / Salary	$295,200	$211,500			$150,000					$656,700
Directors Stipend	$7,500	$7,500	$3,750	$3,750	$3,750	$3,750	$3,750			$33,750
Rent									$45,000	$45,000
R&D									$165,035	$165,035
Finders Fees (including common shares)				$468,650						$468,650
Cost of Sales and SG&A	$134,715	$33,064	$167,779
Shares and Options	$196,000	$126,000	$63,000	$8,400	$56,000	$0	$0	$96,923	$0	$546,323
Totals	$498,700	$345,000	$66,750	$480,800	$209,750	$3,750	$3,750	$231,638	$243,099	$2,083,237

In addition to the above, the Company has paid the legal expenses of directors and officers involved in the Packetport.com litigation. Such expenses have amounted to approximately $433,000 in the nine months ended March 31,2007. (See note re: contingencies)

mPHASE TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

3. EQUITY TRANSACTIONS

Private Placements

During the quarter ended September 30, 2006, the Company issued 6,780,716 shares of its common stock together with 5,555,556 of  5 year warrants to purchase one share each of the Company’s common stock, with an exercise price of $.18 per share in private placements generating net proceeds of $1,104,000.

During the quarter ended December 31, 2006, the Company issued 6,622,223 shares of its common stock together with 5 year warrants to purchase 1,388,889 of   the Company’s common stock, with an exercise price of $.18 per share in private placements generating net proceeds of $833, 866. Included in these amounts are finders fees paid in cash and 566,667 additional shares of common stock.

During the quarter ended March 31, 2007, the Company issued 14,973,083 shares of its common stock. In Private placements generating net proceeds of $1,787,850; included in this amount is an estimate of finders fees to be paid of $198,650.

Warrant Exercise

During the quarter ended September 30, 2006, the Company issued 138,889 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $25,000 to the Company.

During the quarter ended December 31, 2006, the Company issued 12,101,780 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $1,669,668 to the Company. In addition, the Company issued to certain investors new 5 year   warrants to purchase 11,111,112 of the Company’s common stock, with exercise prices ranging from $.15 - $.18 per share.

During the quarter ended March 31, 2007, the Company issued 2,500,000 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $375,000 to the Company.

Stock Options and Warrants Issued for Services.

During the nine months ended March 31, 2007, the Company authorized the issuance of 4,015,000 in options and warrants of 2,044,440 to employees, officers, and consultants granting the right to purchase a like amount of common shares. Pursuant to the adoption of FAS 123(R), the Company recognized an expense in the amount of $785,259, all of which has been included in general and administrative expense. The fair value of options granted was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of approximately 80%, based on a risk-free interest rate of 4.8% and expected option life of 5 years.

During the nine months ended March 31, 2007, the Board of Directors authorized the issuance of 1,822,983 shares of common stock, with an aggregate value of $339,388 as compensation to consultants and employees. The stock value ranged in price from $.17 to $.20 per share, the fair value on the date of the awards.

Other Equity Transactions

During the nine months ended March 31, 2007, the Company converted accounts payable of $909,294 into 5,617,062 shares of common stock.

In addition, during the nine month period ended March 31, 2007, the Company became obligated to issue 11,007,819 of its common stock as reparation to affect revised pricing on previous private placements. This additional consideration was afforded to past investors who agreed to make an additional cash investment as part of a new private placement. The cost of such consideration was estimated to be the fair value of such shares at the time of the investment $1,202,730.

4. COMMITMENTS AND CONTINGENCIES

mPhase has entered into various agreements with Georgia Tech Research ("GTRC") and its affiliate, Georgia Tech Applied Research Corporation, ("GTARC"), pursuant to which the Company receives technical assistance in developing the commercialization of its Digital Video and Data Delivery System. The amount incurred by the Company for GTRC technical assistance with respect to its research and development activities during the quarters ended March 31, 2006 and 2007 totaled $0 and $0 respectively and $13,539,952 from the period from inception through March 31, 2007. If and when sales commence utilizing its legacy DVDDS digital broadcast television platform, mPhase will be obligated to pay to GTRC a royalty up to 5% of product sales, as defined.

As of March 31, 2007, mPhase was obligated to pay Lucent Technologies, Inc. $200,000 for work performed in connection with the development of its Nanotechnology product line. The Company has incurred expense relative to such research with Lucent totaling   a approximately $1,600,000 in the nine month period ended March 31, 2007.

Other significant contractual obligations require the Company to pay Magpie Telecom Insiders Inc, $265,000 related to the development of its TV+ product. This contract expired in January 2007 and involved total research expense of $910,000 for the nine months ended March, 31 2007 of which $415,000 was paid by the issuance of 2,441,176 shares of common stock valued at $.17 per share.

In addition, the Company had an agreement with Velankani Information Systems to further develop its TV+ product. During the nine months ended March 31, 2007, the Company incurred research expense of $896,957 of which $239,294 was paid by the issuance of 1,407,617 shares of common stock valued at $.17 per share. The Company owed Velankani $342,802 as of March 31, 2007.

Finally, the Company has a support, licensing and upgrade agreement with Espial Group relating to the TV+ system, extending to December 31, 2008. This contract involves payments totaling $1,172,000 of which $514,000 will be due after March 31, 2007, in calendar year 2007, and $250,000 is due in 2008.

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

In a ruling (3:05 CV 1747 (PCD)), dated March 21, 2007, the Honorable Peter C. Dorsey, Senior U.S. District Court Judge for the United States District Court  For The District Of Connecticut, granted a motion by defendants, Ronald A. Durando and Packetport Inc. joined by defendants Gustave T. Dotoli , Microphase Corporation and Packetport.com, Inc. to dismiss under Federal Rule 41(b) of the Federal Rules of Civil Procedure the civil lawsuit filed on November 15, 2005 by the Securities and Exchange Commission against Packetport.com, Inc. et. al for lack of prosecution The SEC has filed a motion for reconsideration of such ruling with the court.

5. SUBSEQUENT EVENTS

During the month of April 2007, the Company received a total of $1,260,000 from investors in a Private Placement pursuant to Rule 506 of Resolution D and the Securities Act of 1933, requiring the issuance of approximately 9,692,000 shares of Common stock.

The Company also approved various incentive compensation arrangements with employees and consultants involving the issuance of common stock and the granting of options to purchase such stock. In total, 12,150,000 of common shares with an estimated value of $1,822,000 and 2,600,000 options with an estimated value $230,000 of were issued under such program. Included in this amount were grants to the Messer’s Durando, Dotoli and Smiley of 4,000,000, 3,000,000 and 1,750,000 of restricted shares of common shares respectively for which an expense has been incurred of approximately $1,312,000. The exercise price of options granted ranged from $.20 to $.25 cents per share.

16

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

RESULTS OF OPERATIONS

OVERVIEW

mPhase, a New Jersey corporation, founded in 1996 is a publicly-held company with over 17,000 shareholders and approximately 362 million shares of common stock outstanding. The Company’s common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. We are headquartered in Norwalk, Connecticut with offices in Little Falls, NJ and New York, N.Y. mPhase shares common office space with Microphase Corporation, a privately held company. Microphase is a leader in the field of radio frequency and filtering technologies within the defense and telecommunications industry. It has been in operation for over 50 years and supports mPhase with both engineering and administrative and financial resources as needed.

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

Description of Operations

Since our inception in 1996, our primary activities through fiscal year 2003 consisted of designing, manufacturing and testing our flagship products designed to enable telephone service providers to deliver digital broadcast television over DSL. Fiscal years 2004 and 2005 marked a significant shift of the Company’s focus, in response to technology advancements with respect to the delivery of video data using internet protocol. The Company has shifted it telecommunications solution focus from technology for the delivery of broadcast television high speed internet and voice over DSL to the development of middleware/software for carrier class delivery of IP TV over copper, fiber, coax or any infrastructure representing a combination of the foregoing that is used by a telecommunications service provider. Our current release of our IPTV solution is a carrier class middleware designed for a very high degree of reliability and scalability which the Company believes are critical requirements for any telecommunications service provider seeking to deploy IPTV. The Company has shifted as of May of 2006 its software development an integration work from Lucent Technologies, Inc. to Velankani and has engaged Magpie Insiders, Inc and Espial for development of portions of its IPTV solution. This shift has taken place over the past two years and has culminated in our flagship product, namely, our current release of our TV+ solution. This product is scheduled for final testing in the third quarter of fiscal year 2007 as part of an initial deployment of 1000 ports with a major telecommunications service provider in the Ukraine. Subject to passing a product acceptance test, the Company plans to deploy its IPTV middleware to initially 6,000 customers of such telecommunications service provider for the delivery of IPTV. We have not, as yet, derived any significant revenue from our TV+ solution, which is the culmination of several earlier versions that have been changed to accommodate the latest in technological innovation and market demand for IPTV. The Company’s recent entry into the field of nanotechnology is focused upon exploratory development of batteries with significantly longer shelf lives and enhanced capabilities and magnetometer sensor devices with potentially wide applicability for both military and commercial security applications. The Company believes that such development is consistent with its strategy of being a pioneer of high growth technology products and potentially diversifies its product mix.

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

As noted above, we are currently deploying for Comstar, Odessa, a major telecommunications service provider in the Ukraine, our TV+ solution as a test deployment expected to be completed by June 30, 2007. The Company believes that a successful deployment in the Ukraine of up to 6,000 customers of the IPTV solution in fiscal year 2008 could represent its first major breakthrough in sales of the IPTV resulting in potential additional deployments in the Ukraine and Russia.

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

Our current Release of the TV+ solution is a system management software/middleware product that will operate with both the Lucent Stinger as well as the DSLAM’s and multicast video transport products of other major vendors. Release 6.0 of the TV system will also be able to send multiple TV channels over both fiber, coax as well as down a single DSL line over copper using ADSL2 supported DSLAM’s and be capable of delivery of Video on Demand. We believe that our TV+ solution is an open standards-based, carrier class technology with tremendous scalability and enables a telecommunications service provider to custom tailor the deployment of feature rich IP television, high speed internet and voice. Such solution enables a telecommunications service provider to significantly enhance revenue, margins with a very high rate of return as compared to the traditional economics for delivery of telephone voice services only. In addition, Teleco’s around the world are under increased pressure to delivery multiple converged services in order to retain their traditional telephone voice customers. The TV+ solution may be used in combination with any vendors set top box designed for the delivery of IP TV of all major vendors. The solution allows a service provider to start small and test its take rate among customers with a maximum of flexibility of design, features and cost allowing it to enter the market for converged services to its customers on an optimal basis.

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

In May of 2006, the Company renewed through February 2007 and March 2007 each of its Development Agreements with Lucent Technologies, Inc. with respect to its battery and magnetometer products being developed through the science of nanotechnology at a cost of $100,000 per month each. The Company has entered into an interim agreement with Lucent for the period covering March 1, 2007 through April 27, 2007 to continue development work on the nano power cell technology and is currently in negotiations to renew both Development Agreements covering the battery and magnetometer for an additional 12 months at a cost of $100,000 each.

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

Magnetometer:

In March 2005, mPhase and Lucent Technologies’ Bell Laboratories entered into a joint effort to develop an extremely sensitive magnetometer. Magnetometers can be used in a wide range of applications that include military surveillance, securing the retail environment, automotive sensors and actuators, industrial processing, medical imaging, scientific measurements, detection of mineral deposits and even air and space exploration. In sensor networks ultra-sensitive magnetometers can be used, for example, to detect and accurately pinpoint battlefield objects or they might also be used to study the workings of the human brain.

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

Selling, general and administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for personnel engaged in direct marketing of the TV+, VDSL customer premises splitter product and Nanotechnology battery product, as well as support functions including executive, legal and accounting personnel. Certain administrative activities are outsourced on a monthly fee basis to Microphase Corporation. Finally, mPhase leases the principal office from Microphase Corporation.

Non-Cash compensation charges. The Company makes extensive use of stock grants, options and warrants as a form of compensation to employees, directors and outside consultants. We incurred non-cash compensation charges totaling $60,196,024 from inception (October 2, 1996) through March 31, 2007, of which $2,318,519 was included in research and development expenses and $58,319,301 was included in general and administrative expenses.

Development stage losses/ Liquidity.  As of March 31, 2007, the Company has incurred cumulative development stage losses of $162,520,429 and negative cash flow from operations of $73,398,128. The auditors report for the fiscal year ended June 30, 2006 includes the statement that there is substantial doubt of the Company’s ability to continue as a going concern. Management estimates that the Company needs to raise approximately $10,000,000 during the next 12 months to continue its present level of operations. As of March 31, 2007, the Company had a negative net worth of $2,634,400 compared to a negative net worth of $606,085 as of June 30, 2006 as a result of continuing net losses.

THREE MONTHS ENDED MARCH 31, 2007 VS. MARCH 31, 2006

REVENUE

Total revenues were $15,155 for the three months ended March 31, 2007 compared to $284,197 for the three months ended March 31, 2006. The decrease was primarily attributable to the elimination of the Company’s legacy asymmetric digital subscriber line  POTS Splitter product.

COST OF SALES

Cost of sales was $2,817 for the three months ended March 31, 2007 as compared to $256,404 in the comparable prior period in 2006. This change is a result of product mix and the phasing out of the Pots Splitter business line.

RESEARCH AND DEVELOPMENT

Research and development expenses was $1,250,680 for the three months ended March 31, 2007 as compared to $2,298,183 during the comparable period in 2006 or a decrease of $1,047,503. This decrease is primarily due to development and testing contracts related to both the IPTV and the magnetometer and power cell contracts. Such vendors include Lucent Technologies and other vendors such as Magpie, Velankani, Bitband and Espial all managed by mPhase.

The Company expects to continue research and development efforts throughout fiscal year 2007 as the Company continues its development of the TV+ and Nanotechnology product lines. To broaden and diversify its current line of business into additional high growth technology areas, the Company plans to continue its development efforts with the Bell labs division of Lucent Technologies, Inc. to commercialize the use of nano power cell technology. Lucent/ Bell Labs is developing for mPhase micro-power source arrays fabricated using nanotextured, super hydrophobic materials. This continuing  business arrangement with Lucent Bell Labs will give mPhase the opportunity to develop and offer breakthrough battery technology applications, initially for products such as radio frequency identification tags (RFID tags) for both commercial and  government market segments including defense and homeland security. The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for the defense department. In addition the Company plans to continue its research and development efforts with respect to the magnetometer product line using the science of Nanotechnology.

GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $1,644,895 for the three months ending March 31, 2007 down from $ 4,819,598 or a decrease of $3,174,703 from the comparable period in 2006. The decrease in the selling, general and administrative costs is comprised primarily of a decrease in stock based compensation of approximately $3,084,484. This decline is offset in part by increases related to payroll of $ 161,625 and smaller increases across a broad range of expense categories.

OTHER INCOME AND (EXPENSE)

Other Income and (Expense) amounted to net expense of $357,617 for the three months ended March 31, 2007 compared to a net expense of $503,330 for the comparable period ended March 31, 2006. This decrease is primarily due to non recurring reduction in losses resulting from extinguishment of debt in the prior period.

NET LOSS

The Company recorded a net loss of $3,263,529 for the three months ended March 31, 2007 as compared to a net loss of $7,610,198 for the three months ended March 31, 2006. This represents a loss per common share of $.01 for the three month period ended March 31, 2007 as compared to a loss per common share of $.03 for the three months ending March 31, 2006; based upon weighted average common shares outstanding of 327,195,047 and 262,539,165 during the periods ending March 31, 2007 and 2006, respectively. The decrease in net loss is primarily related to the above mentioned decrease in stock based compensation.

NINE MONTHS ENDED MARCH 31, 2007 VS. MARCH 31, 2006

REVENUE

Total revenues were $135,743 for the nine months ended March 31, 2007 compared to $832,999 for the nine months ended March 31, 2006. The decrease was attributable primarily to the phasing out of the Company’s ADSL POTS Splitter line of products and its emphasis on developing a new VDSL customer premises POTS Splitter product to meet market advancements in technology.

COST OF SALES

Cost of sales was $88,207 for the nine months ended March 31, 2007 as compared to $729,475 in the comparable prior period. The decrease is a direct result of the aforementioned phasing out of the POTS Splitter line of business.

RESEARCH AND DEVELOPMENT

Research and development expenses were $4,964,404 for the nine months ended March 31, 2007 as compared to $6,120,253 during the comparable period in 2006; or a decrease of $1,155,849. The Company incurred most of its research and development expenses with vendors including Lucent, Microphase, Magpie Insiders, Inc., Bitband, Espial, Velankani and other strategic vendors. In the nine month period ended March 31, 2007 such charges totaled $4,410,520 as compared to $5,333,363 during the comparable period in 2006. During the nine month period ended March 31, 2007, expenses incurred to third party vendors amounted to $1.6 million and $2.8 million for services related to Nanotechnology and IPTV, respectively. During the nine month period ended March 31, 2006, expenses incurred to third party vendors amounted to $2 million and $3.3 million for services related to Nanotechnology and IPTV, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $5,012,073 for the nine months ended March 31, 2007 down from $8,002,079 or an decrease of $2,990,006 from the comparable period in 2006. Included in selling, general and administrative costs are non-cash charges relating to the issuance of common stock and options to employees and consultants, which totaled $1,124,647 for the nine months ended March 31, 2007 as compared to $4,510,350 for the comparable period ended March 31, 2006 resulting in a decrease of $3,385,703. This decrease was offset by increases in payroll related costs which increased by approximately $383,304, investor relations and marketing which increased by $130,115 and legal and professional which increased by approximately $296,456.

OTHER INCOME AND (EXPENSE)

Other Income and (Expense) amounted to net expense of $1,065,117 for the nine months ended March 31, 2007 compared to a net expense of $4,927,800 for the comparable period ended March 31, 2006. This decrease is primarily owing to reparation expense which declined from $5,167,740 in 2006 versus $1,202,730 in 2007.

NET LOSS

The Company recorded a net loss of $11,060,372 for the nine months ended March 31, 2007 as compared to a loss of $19,004,252 for the nine months ended March 31, 2006. This represents a loss per common share of $.04 for the nine month period ended March 31, 2007 as compared to a loss per common share of $.09 for the nine months ending March 31, 2006; based upon weighted average common shares outstanding of 309,018,261 and 211,186,500 during the periods ending March 31, 2007 and 2006, respectively. Approximately $1.2 million of the decrease in the Company’s net loss was the result of reparation cost in connection with the reduction in the strike price of certain warrants and issuance of additional shares in connection with private placements.

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

Utilization of net operating losses generated through March 31, 2007 may be limited due to "changes in control" of our common stock that occurred.

STOCK-BASED COMPENSATION

On July 1, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment" (SFAS 123R). SFAS 123R revised SFAS 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The Company adopted FAS 123R using the "modified prospective" method, whereby fair value of all previously-granted employee stock-based arrangements that remained unvested at July 1, 2005 and all grants made on or after July 1, 2005 have been included in the Company’s determination of stock-based compensation expense for the three and nine months ended March 31, 2006 and March 31, 2007.

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

During the nine months ended March 31, 2006 and 2007 and from inception (October 2, 1996) to December 31, 2007, $261,583, $243,099 and $7,649,309 respectively, have been charged to expense.

As a result of the foregoing transactions as of March 31, 2007 the Company had a $230,645 payable to Microphase.

The Company is obligated to pay a 3% royalty to Microphase on revenues from its proprietary Traverser (TM) Digital Video and Data Delivery System and DSL component products. For the three months ended March 31, 2006 and 2007, mPhase recorded royalties to Microphase totaling $108,266 and $0, respectively.

JANIFAST LTD.

The Company purchases products and incurs certain research and development expenses with Janifast Ltd., which is owned by U.S. Janifast Holdings, Ltd., a company in which three directors of mPhase are significant shareholders and one is an officer, in connection with the manufacturing of POTS Splitter shelves and component products including cards and filters sold by the Company.

During the nine months ended March 31, 2006 and 2007 and the period from inception (October 2, 1996) to March 31, 2007, $241,472 and $134,715 respectively have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations.

As a result of the foregoing transactions as of March 31, 2007, the Company had $10,752 payable to Janifast.

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

As of March 31, 2007, the Company has made each payment owed to Piper Rudnick LLP, with the exception of the $75,000 final payment that was due December 1, 2006.

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. During the nine months ended March 31, 2007, Mr. Biderman’s affiliated firm of Palladium Capital Advisors earned a cash finder’s fee of $468,650 which includes 566,667 shares of the Company’s stock with an estimated value of $85,000.

In addition, at various points during the current fiscal year but prior to March 31, 2007, Messrs, Durando, Dotoli and Smiley provided $490,000 in bridge loans to the Company which was evidenced by individual promissory notes. Subsequently, Messrs Durando and Dotoli agreed to convert their notes, in the amounts of $130,000 and $200,000 respectively, to a deferred compensation arrangement, the repayment terms of which have not been specified. Mr. Smiley has extended bridge loans to the Company of $160,000, evidenced by promissory notes for $101,000 and a $60,000 note with a 12% rate of interest. Both of the foregoing promissory notes are payable on demand.

Summary of Compensation to Related Parties
										TOTAL
	Durando	Dotoli	Ergul	Biderman	Smiley	Guerino	Lawrence	Janifast	Microphase	RELATED

Consulting / Salary	$295,200	$211,500			$150,000					$656,700
Directors Stipend	$7,500	$7,500	$3,750	$3,750	$3,750	$3,750	$3,750			$33,750
Rent									$45,000	$45,000
R&D									$165,035	$165,035
Finders Fees (including common shares)				$468,650						$468,650
Cost of Sales and SG&A								$134,715	$33,064	$167,779
Shares and Options	$196,000	$126,000	$63,000	$8,400	$56,000	$0	$0	$96,923	$0	$546,323
Totals	$498,700	$345,000	$66,750	$480,800	$209,750	$3,750	$3,750	$231,638	$243,099	$2,083,237

In addition to the above, the Company has paid the legal expenses of directors and officers involved in the Packetport.com litigation. Such expenses have amounted to approximately $433,000 in the nine months ended March 31,2007. (See note re: contingencies)

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, mPhase had working capital deficit of $3,011,440 as compared to working capital deficit of $1,093,784 at June 30, 2006. Through March 31, 2007, the Company had incurred development stage losses totaling $11,060,372.

Historically, mPhase has funded its operations and capital expenditures primarily through private placements of common stock. Management expects that its ongoing financial needs will continue to be provided by such financing activities and believes that the sales of its IPTV and VDSL customer premise splitters will provide some offset to cash flow used in operations, although there can be no assurance of such events. At March 31, 2007, the Company had cash and cash equivalents of $315,055 compared to $1,359,925 on June 30, 2006. At March 31, 2007 the Company also had accounts receivable of $2,770 and inventory of $476,534. This compared to $106,237 of accounts receivable and $161,270 of inventory at June 30, 2006.

Cash used in operating activities was $6,730,469 during the nine months ending March 31, 2007. The cash used in operating activities consists principally of the net loss offset in part by significant changes in assets and liabilities, including an increase in accounts payable of $1,049,017, non-cash charges of $1,124,647 for common stock and options issued for services and $1,202,730 for reparations. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) the successful wide scale development, deployment and marketing of its products.

As of March 31, 2007, mPhase was obligated to pay Lucent Technologies, Inc. $200,000 for work performed in connection with the development of its Nanotechnology product line. The Company has incurred expense relative to such research with Lucent totaling   a approximately $1,600,000 in the nine month period ended March 31, 2007. Extension of such contracts is currently being negotiated and will involve a royalty agreement sharing potential revenue.

Other significant contractual obligations require the Company to pay Magpie Telecom Insiders Inc, $265,000 related to the development of its TV+ product. This contract expired in January 2007 and involved total research expense of $910,000 for the nine months ended March 31, 2007 of which $415,000 was paid by the issuance of 2,441,176 shares of common stock valued at $.17 per share.

In addition, the Company had an agreement with Velankani Information Systems to further develop its TV+ product. During the nine months ended March 31, 2007, the Company incurred research expense of $896,957 of which $239,294 was paid by the issuance of 1,407,617 shares of common stock valued at $.17 per share . The Company owed Velankani $342,802 as of March 31, 2007. Although no formal agreement currently exists the company and Velankani continue in its efforts to deploy the IPTV system.

Finally, the Company has a support, licensing and upgrade agreement with Espial Group for relating to the TV+ system , extending  to December 31, 2008. This contract involves payments totaling $1,172,000 of which $514,000 is due in 2007 and $250,000 is due in 2008.

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT’S PLANS

From inception (October 2, 1996) through March 31, 2007 (unaudited), the Company has incurred development stage losses and has an accumulated deficit of $162,520,429 and a stockholders’ deficit of $2,634,400. The report of the Company’s outside auditors, Rosenberg, Rich, Baker, Berman and Company with respect to its latest audited 10K for the fiscal year ended June 30, 2006, stated that "there is substantial doubt of the Company’s ability to continue as a going concern".

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

We have evaluated our cash requirements for the remainder of fiscal year 2007 based upon certain assumptions, including our ability to raise additional financing and sales of our TV+ products. Additional investments in development of the TV+ and Nanotechnology battery products will be required in the next 3 months. The Company anticipates that it will need to raise, at a minimum, approximately $3-$5 million, primarily in private placements of its common stock with accredited investors for fiscal year ended June 30, 2007. In the alternative, the Company may need to decrease certain administrative and research and development expenses.

Management believes that the up to $10 million to be raised, in new Private Placements in the capital markets, will be sufficient to cover its current operating expenses and permit the company to maintain its present operational levels over the next 12 months. This amount may be supplemented with additional funds that could  be received from investors, currently holding warrants to purchase  shares of common stock ranging from $.17 upward that could  be exercised during the next 12 months should the price of the Company’s common stock trade substantially “in the money” from the price of such warrants.

Should these cash flows not be available to us, we believe we would have the ability to revise our operating plan and make certain further reductions in expenses, so that our resources which were available at March 31, 2007, plus financing to be secured during the balance of fiscal year 2007, and expected TV+ revenues, will be sufficient to meet our obligations through the end of fiscal year 2008. We have continued to experience operating losses and negative cash flows. To date, we have funded our operations with a combination of component sales debt conversions with related parties and strategic vendors, and private equity offerings. Management believes that we will be able to secure the necessary financing in the short-term to fund our operations into our next fiscal year. However, failure to raise additional funds, or generate significant cash flows through revenues, could have a material adverse effect on our ability to achieve our intended business objectives.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at March 31, 2007.

 ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c and of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

mPhase was advised in April 2002 that following an investigation by the staff of the Securities and Exchange Commission, the staff intended to recommend that the Commission file a civil injunctive action against Packetport.com, Inc. ("Packetport") and its Officer’s and Directors. Such recommendation related to alleged civil violations by Packetport and such Officers and Directors of various sections of the Federal Securities Laws. The staff has alleged civil violations of Sections 5 and 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(d) of the Securities Exchanges Act of 1034. mPhase Directors and Officers also serve as Directors and Officers of Packetport. On November 15, 2005, a civil enforcement action was filed in Federal District Court against Microphase Corporation and the CEO and COO of mPhase Corporation. mPhase is not named as a party in connection with this matter. As noted in other public filings of mPhase, the CEO and COO of mPhase as well as Microphase continue to deny any wrongdoing in connection with the Civil Action filed and intend to vigorously defend any and all counts set forth in such action. In a ruling (3:05 CV 1747 (PCD)), dated March 21, 2007, the Honorable Peter C. Dorsey, Senior U.S. District Court Judge for the United States District Court  For The District Of Connecticut, granted a motion by defendants, Ronald A. Durando and Packetport Inc. joined by defendants Gustave T. Dotoli, Microphase Corporation and Packetport.com, Inc. to dismiss under Federal Rule 41(b) of the Federal Rules of Civil Procedure the civil lawsuit filed on November 15, 2005 by the Securities and Exchange Commission against Packetport.com, Inc. et. al for lack of prosecution. The SEC has filed a motion for reconsideration of such ruling with the court.

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

During the quarter ended December 31, 2006, the Company issued 6,622,223 shares of its common stock together with 5 year warrants to purchase 1,388,889 of   the Company’s common stock, with an exercise price of $.18 per share in private placements generating net proceeds of $833, 866. Included in these amounts are finders fees paid in cash and 566,667 additional shares of common stock.

During the quarter ended March 31, 2007, the Company issued 14,973,083 shares of its common stock. In private placements generating net proceeds of $1,787,850, included in these amounts are finders fees paid in cash and $198,650.

Warrant Exercise

During the quarter ended September 30, 2006, the Company issued 138,889 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $25,000 to the Company.

During the quarter ended December 31, 2006, the Company issued 12,101,780 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $1,669,668 to the Company. In addition, the Company issued to certain investors new 5 year   warrants to purchase 11,111,112 of the Company’s common stock, with exercise prices ranging from $.15 - $.18 per share.

During the quarter March 31, 2007, the Company issued 2,500,000 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $375,000 to the Company.

Stock Options and Warrants Issued for Services.

During the nine months ended March 31, 2007, the Company authorized the issuance of 4,015,000 in options and warrants of 2,044,440 to employees, officers, and consultants granting the right to purchase a like amount of common shares. Pursuant to the adoption of FAS 123(R), the Company recognized an expense in the amount of $785,259, all of which has been included in general and administrative expense. The fair value of options granted was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of approximately 80%, based on a risk-free interest rate of 4.8% and expected option life of 5 years.

During the nine months ended March 31, 2007, the Board of Directors authorized the issuance of 1,822,933 shares of common stock, with an aggregate value of $339,388 as compensation to consultants and employees. The stock value ranged in price from $.17 to $.20 per share, the fair value on the date of the awards.

Other Equity Transactions

During the nine months ended March 31, 2007, the Company converted accounts payable of $909,294 into 5,617,062 shares of common stock.

In addition, during the nine month period ended March 31, 2007, the Company became obligated to issue 11,007,819 of its common stock as reparation to affect revised pricing on previous private placements. This additional consideration was afforded to past investors who agreed to make an additional cash investment as part of a new private placement. The cost of such consideration was estimated to be the fair value of such shares at the time of the investment $1,202,730.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

 ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)  In a Form 8k filed on March 23, 2007, mPhase Technologies, Inc. , a New Jersey corporation announced a  ruling (3:05 CV 1747 (PCD)), dated March 21, 2007, the Honorable Peter C. Dorsey, Senior U.S. District Court Judge for the United States District Court  For The District Of Connecticut, granted a motion by defendants, Ronald A. Durando and Packetport Inc. joined by defendants Gustave T. Dotoli , Microphase Corporation and Packetport.com, Inc. to dismiss under Federal Rule 41(b) of the Federal Rules of Civil Procedure the civil lawsuit filed on November 15, 2005 by the Securities and Exchange Commission against Packetport.com, Inc. et. al for lack of prosecution. mPhase was not named as a defendant in the lawsuit.

(2) On a Form 8K filed on April 17, 2007, mPhase Technologies, Inc., a New Jersey corporation ("mPhase"), announced that it is creating a new subsidiary to which it will transfer all of its nanotechnology assets and liabilities  and which it will eventually issue stock to new investors that will be registered as a new publicly-held company. mPhase currently plans a private placement of a small percentage of stock in the  new company. mPhase will continue to own and hold shares constituting a significant majority of such stock such that the subsidiary will continue to be consolidated for both financial reporting and tax reporting purposes with mPhase Technologies, Inc. Exhibit 99.1: Press release dated April 17, 2007 of mPhase Technologies, Inc.

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

Dated: May 14, 2007	mPHASE TECHNOLOGIES, INC. By: /s/ Martin S. Smiley Martin S. Smiley Executive Vice President Chief Financial Officer and General Counsel, Director