Form 10-K
period 2007-06-30
MPHASE TECHNOLOGIES INC
filed 2007-09-28
CIK 825322

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND

EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE YEAR ENDED JUNE 30, 2007

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

As of September 21, 2007 there were 391,736,000 shares of common stock,.$01 par value, outstanding and the aggregate market price of shares held by non-affiliates was approximately $25,498,000 (Based upon a closing common stock price of $..076 on September 21, 2007) (solely for the purpose of calculating the preceding amount, all directors and officers of the registrant are deemed to be affiliates.)

 mPHASE TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2007

 TABLE OF CONTENTS

		PAGE
	PART I
ITEM 1.	Business	5
ITEM 2.	Properties	20
ITEM 3.	Legal Proceedings	20
ITEM 4.	Submission of Matters to a Vote of Security Holders	20
	PART II
ITEM 5.	Market for Registrant's Common Equity and Related Stockholder Matters	21
ITEM 6.	Selected Consolidated Financial Data	28
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations Data	33
ITEM 7A	Qualitative and Quantitative Disclosures About Market Risks	43
ITEM 8.	Financial Statements and Supplementary Data	43
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	43
	PART III
ITEM 10.	Directors and Executive Officers	43
ITEM 11.	Executive Compensation	46
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management	50
ITEM 13.	Certain Relationships and Related Transactions	51
	PART IV
ITEM 14	Exhibits, Financial Statement Schedules and Reports on Form 8-K	55
	Report of Independent Public Accountants
	Report of Certified Public Accountants
	Consolidated Financial Statements
	Notes to Consolidated Financial Statements

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

   ITEM 1.  BUSINESS

GENERAL DESCRIPTION OF THE BUSINESS

mPhase Technologies, Inc. ("mPhase" or the "Company"), a New Jersey corporation,  is a development stage technology company headquartered in Norwalk, Connecticut with offices in Little Falls, New Jersey and New York, New York. mPhase shares common office space and common management with Microphase Corporation, a privately-held company. Microphase is a seller of radio frequency and filtering technologies to the defense and telecommunication industries. Microphase has been in operation for over 50 years and supports mPhase with engineering, administrative and financial resources, as needed. Since our inception in 1996, mPhase has been a development-stage company.

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

The Company's TV+ solution is an open-standards, carrier class solution of middleware/software enabling telephone service providers to deliver broadcast TV using internet protocol (IPTV).  The TV+ platform also is capable of delivering video on demand, voice and high-speed internet over any type of existing infrastructure of a telephone service provider including copper, fiber or coax. The Company's TV+ solution is highly scalable (compared to other middleware requires less routers and servers) with significant cost savings. The company also serves as a systems integrator for its IPTV solution. The Company's TV+ solution is highly scalable and reliable middleware designed to operate with any IP based network. In addition the Company designs, manufacturers and sells digital subscriber line (DSL) component products such as Plain Old Telephone Splitters (POTS) designed to split a telephone signal into separate analog and digital streams enabling the delivery of voice and data simultaneously over a single copper telephone line.

The Company believes that the demand for the TV+ system will be initially the greatest in markets primarily outside of the United States that do not have a hybrid fiber coaxial cable ("HFC") infrastructure necessary for cable TV or fiber to the curb and are therefore have less competitive solutions for the delivery of broadcast television.  The TV+ solution is highly scalable and significantly reduces the number of routers and servers a telephone service provider will need to deploy to upgrade its infrastructure to enable it to deliver broadcast television. This is especially important outside of the United States where telephone infrastructure often needs to be significantly upgraded with routers and servers (hardware) in order to deliver IPTV. The decision to deploy IPTV by an international service provider is often based upon the cost of system hardware upgrades that often constitute 95% of the cost of deploying IPTV on a telephone network.

The Company's IPTV solution utilizes a communications framework based upon Internet Protocol (IP) instead of Asynchronous Transfer Mode (ATM) that was utilized in earlier releases of the product. ATM is an industry standard for transportation of data based upon a packaging of information into a fixed-size cell format for transportation across networks. Many telecommunications service providers currently deploy equipment that handles this protocol because it can support voice, video, data and multimedia applications simultaneously with a high degree of reliability. IP is another transport protocol that maintains network information and routes packets across networks. IP packets are larger and can hold more data than ATM cells. Historically, there have been concerns that service providers would be unable to provide the same quality of service with IP because it is not optimized for time-sensitive signals such as broadcast television and voice. Nevertheless, there is a greater demand by telecommunication service providers for IP systems for delivery of television, voice and high-speed data because such systems are significantly more cost effective to deploy based upon greater scalability. The Company's TV+ solution consists of middleware/software that will operate with any IP based network including DSL, Ethernet, or fiber or any combination thereof. The solution is transport agnostic and may be deployed with any IP multicast router or DSLAM transportation method used for the delivery of television and high-speed data over an IP network.

mPhase also has designed and markets a line of digital subscriber line (DSL) component products for telecommunications service providers including its new VDSL (very fast DSL) customer premises POTS Splitter product currently being used globally by telecommunications service providers that are deploying digital subscriber to transport data as an additional part of its traditional voice telephone service. From the inception of the Company, virtually all of its revenue to date was derived from the sale of ADSL (asymmetric DSL) customer premises and central office POTS Splitters which have been discontinued as telephone service providers have migrated to VDSL.

In February of 2004, mPhase entered the business of developing new products using the science of  nanotechnology. Such science involves the manipulation of materials of extremely small size (of a magnitude equal to one fifty thousandth the size of a human strand of hair) that  as a result exhibit new and different properties from their ordinary properties found in nature. The science involves interdisciplinary areas of science including molecular engineering, quantum physics and electrochemistry.

The Company commenced its efforts by entering into a $1.2 million 12 month Development Agreement with the Bell Labs division of Alcatel/Lucent for exploratory research of control and manipulation of fluids on super hydrophobic surfaces to create power cells ( batteries) by controlling wetting behavior of an electrolyte on nano-structured electrode surfaces. The goal is to develop a major breakthrough in battery technology creating batteries with longer shelf lives as the result of no direct electrode contact (meaning no power drain prior to activation). It is believed that such batteries should have a shelf life of 15-20 years as compared to 5 years for an ordinary battery. In addition such battery will have a significant advantage in the time it takes to ramp to power equal to one millisecond to fully active voltage a fraction of the time it takes for conventional batteries.

The Company's Development Agreement covering power cell development with Bell Labs was extended in March of 2005 and April of 2006 respectively each for additional 12 month periods. Upon expiration in March of 2007, Company and Bell Labs entered into an interim agreement at a cost of $200,000 covered the period from March 1, 2007 through April 27, 2007. A second interim agreement entered into covered the period from April 27, 2007 through July 31, 2007 for a total of  $300,000 and has recently expired. The Company is currently negotiating a further extension of such product research and development.

 In March of 2005, the Company entered into a second Development Agreement using the science of nanotechnology for 12 months at a cost of $1.2 million with the Bell Labs  to develop ultra sensitive magnetic sensor devices through the science of nanotechnology. Such agreement was renewed in April of 2006 for another 12 months requiring mPhase to pay Bell Labs the sum of $100,000 per month for exploratory research. The Company is currently negotiating the renewal for an additional 12 months at a total cost of approximately $1.2 million.

Magnetometers work by sensing changes in the earth's magnetic field caused by motion of magnetic objects or changes in electrical currents generated by such objects. The Company believes that magnetic sensors may have significant applications in the area of military electronics, cell phones, the food industry and electronic security and detection devices. The family of magnetometers that mPhase is developing in collaboration with Lucent Bell Labs is based upon Micro Electrical Mechanical Systems (MEMS). This is a development technique using a combination of photolithography and etching with extremely small three dimensional structures, with the capabilities of movement, can be made on a wafer of Silicon. The processing of such devices is done in a semi-conductor clean room located at the New Jersey Nanotechnology Consortium facilities in Murray Hill, New Jersey. The product development has successfully reached an early milestone having produced a number MEM's based sensor samples from the clean room facilities. We are currently working on integrating sensor samples into the surrounding electronic circuitry so that measurement, characterization and sensitivity testing can be conducted. We are currently able to achieve sensitivities at room temperature of better than .1 micro gauss per root hertz squared and with additional development the goal is improvement of at least one order of magnitude.

The discipline of developing new products utilizing nanotechnology fabrication is in its early stages of exploratory development making it difficult to predict the timing of product releases and future revenues. mPhase believes that batteries with exceptionally long shelf lives, very small size and high power density as well as electromagnetic sensors may be some of the first products resulting from nanotechnology research and development to achieve commercial viability. The Company believes that such expansion into nanotechnology product development is consistent with its strategy of being a pioneer of high growth technology products and potentially diversifies its product mix.

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

On March 14, 2000, mPhase entered into an agreement with BMW Manufacturing Corp., located in South Carolina. Under the agreement, the Company installed its legacy Traverser DVDDS product for BMW's telephone transmission network at an automotive manufacturing plant to enable video broadcast of information to its employees. Such system was replaced with a competitor's network during fiscal year 2007.

In December of 2001, Hart Telephone company located in Hartwell, Georgia completed the building and development of its digital headend  enabling. Hart to test the Company's legacy Traverser DVDDS product with approximately 20 customers receiving about 80 channels of television services utilizing such platform.

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

On April 4, 2003, mPhase entered into a Systems Integration Agreement with Lucent Technologies. Under the terms of such an agreement mPhase has been given the exclusive rights to sell worldwide as a 'bundled' solution the Stinger in connection with mPhases's BTS.

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

In April of 2006, mPhase  renewed each of the nanotechnology agreements with Bell Labs dated March 5, 2005 and March 10, 2005, respectively, for an additional 12 months at the cost of $100,000 per month each.

In May of 2006, the Development Agreement with the Bell Labs division of Lucent Technologies, Inc. covering the Company's TV+ solution was not renewed by the Company and Velankani, a software designer headquartered in India, assumed responsibilities for development of the system management software object code and system integration of the Company's TV+ solution. The Company has been working with Velankani for system integration testing since January of 2006.

On June 27, 2006, the Company entered into Amendment No. 4 to a Software License Agreement with Espial Group, Inc. which extended the term of its original development agreement through 2008 for Software development and support of the TV+ software in connection with multiple set top boxes of various vendors.

On September 13, 2006, the Company announced its first test of it IPTV solution with Comstar/Odessa, a major telecommunications service provider in the Ukraine for a trial deployment of our IPTV solution. Upon successful completion of such trial, it is anticipated that a 6,000 subscriber deployment would follow generating the Company's first revenues with respect to its IPTV solution.

As of November 14, 2006, the Company entered into a Common Amendment to its Statement of Work with Velankani Systems Technologies, Inc. rescheduling certain payments due for software integration services for the Company's IPTV solution performed by Velankani for mPhase including a conversion of a portion of the outstanding payable to mPhase common stock at $.17 per share.

On December 13, 2006, the Company entered into a Non-Exclusive Distribution Agreement with Netdialogue, a reseller and service integrator of IPTV middleware for telecommunications service providers located in Russia.

On January 4, 2007, the Company entered into a Cooperative Research and Development Agreement for Novel Reserve Cell Technologies and High Sensitivity Magnetometer Technology with the U.S. Army Armament Research Center located in Picatinny, New Jersey.

On  January 23, 2007, the Company entered into Memorandum of Understanding with Latens Systems Limited  under which Latens grants to mPhase a license to use its conditional access software (encoding and encryption for IPTV delivery).

On February 3, 2007, the Company entered into Amendment No. 4 to a Development Agreement effective February 3, 2004, with Lucent Technologies, Inc. extending research and development through April 27, 2007, relating to micro-power source arrays fabricated using nano-textured superhydrophobic materials.

On February 17, 2007, the Company extended a Cooperative Research Agreement through December 31, 2007 originally entered into on July 15, 2005 with Rutgers, The State University of New Jersey governing cooperative research on a Lithium nanostructured reserve battery.

On February 22, 2007, the Company entered into a new Statement of Work with Espial Group, Inc for Integration of  its EVO software to the Bitband Server for two set top boxes manufactured by Amino and Tilgin respectively in connection with mPhase's IPTV solution. The Company simultaneously entered into a Payment Agreement with Espial Group, Inc rescheduling certain payments owed by the Company for services performed in connection with software development of its IPTV solution.

On March 28, 2007, the Company entered into a Reseller Agreement with Steeleye Technology, Inc. for software utilized for high use rollover redundancy for IPTV.

On April 17, 2007, the Company announced that it had formed AlwaysReady, Inc., a New Jersey Corporation, as a new wholly-owned subsidiary. The Company plans to transfer all of its nanotechnology assets and appropriate liabilities to such company as a first step in the separation of its nanotechnology product line from its IPTV product. The Company plans to staff AlwaysReady, Inc with a new management team experienced in the nanotechnology area in order to unlock and maximize overall shareholder value. On May 29, 2007, AlwaysReady, Inc announced the hiring of Source Capital Group, an investment banking firm specializing in the raising of private equity, to raise a minimum of $1.5 million in a Private Placement in which the Company would sell up to a 10% interest in AlwaysReady, Inc. to institutional and accredited investors. In addition the Company announced that it planned to eventually transform AlwaysReady, Inc. into a publicly traded company. mPhase plans to retain a 90% interest in Always Ready, Inc. and the shares of common stock of Always Ready, Inc. will be registered on appropriate filings with the SEC under the Securities Act of 1933, as amended, as well as the Securities Exchange Act of 1934, as amended, and listed for trading on the over the counter bulletin board.

On April 28, 2007, the Company extended its Development Agreement with Lucent Technologies relating to micro-power source arrays fabricated using nano-textured superhydrophobic materials originally entered into in February of 2004 with Amendment #5 through July 31, 2007.

On May 10, 2007, the Company entered into a Consulting Agreement with CT NanoBusiness Alliance to produce a report and assist the Company with respect to its strategy for development and marketing of its nano power cell product.

On May 11, 2007, the Company entered into an Escrow Agreement with Bitband Technologies, Inc. governing certain payments to be made by the Company to Bitband in connection with certain servers provided and services rendered for the Company’s IPTV product testing.

On June 20, 2007, the Company announced that it is forming a new subsidiary, Granita Media, Inc. (“Granita”), a Delaware corporation, that will provide targeted advertising to users of the TV+ middleware solution. Through the use of specific viewer demographics such as age, gender and defined consumer preferences, the Company believes that a new form of broadcast television advertising could develop that is more powerful and focused than is currently being used by broadcasters. It is believed that targeted  advertising software to be developed by Granita will enhance mPhase's middleware by offering a source of additional revenues for a telephone service provider deploying IPTV. mPhase plans to fund the new company initially through up to $500,000 of equity to be provided by employees and additional outside institutional financing which will involve the sale of up to 10% of the common stock of Granita with mPhase retaining 90% of the stock of Granita

On July 6, 2007  the Company announced that it has executed with Double U. Master Fund, L.P., a limited partnership organized under the laws of the British Virgin Islands, a Private Equity Credit Agreement for an aggregate of up to $6 million in financing through the sale, from time to time of the common stock of the Company at a 14% discount to its market value (determined as set forth in detail in the Private Equity Credit Agreement). The terms of the Agreement provide that mPhase will have the option to "PUT" up to $300,000 of its common stock to the Partnership per month upon the effectiveness of a Form S-1 Registration Statement covering such shares of common stock. Under the terms of the Agreement, the Company is not obligated to draw any minimum amount of money under the Private Equity Credit Line

On July 17, 2007, the Company announced the  award of a Phase I US Army Small Business Technology Transfer (STTR) Program Grant. This award is a Phase I six month research effort to develop a 30 plus year shelf life, low power, green battery (coin cell or similar) that will continuously power a static random access memory circuit for a computer device. SRAM is a common type of digital memory chip used in a wide variety of electronic systems for data storage. During the six month research period, the team will characterize the design, conduct capacity and stability measurements of a reserve style power cell based on Lithium chemistry. Long term stability and shelf life is achieved by initially separating the active materials of the power cell during storage, and controlling the activation of the cell until needed to provide power. This research program extends the design of the company's smart battery to support the use of non-water based electrolytes that are commonly used in lithium based batteries. Lithium batteries are favored for powering many different types of electronic devices due to their higher voltage and power requirements that can be supplied by more common alkaline batteries. The Phase I grant, valued at $100,000, will enable the Company to competitively compete for a Phase II  award as an avenue used by U.S. government defense agencies to adopt advanced technology for commercialization and use. Rutgers University will support the Company and its newly formed subsidiary AlwaysReady, Inc. during the award period as a subcontractor under the award guidelines.

On August 21, 2007, the Company announced the acquisition of a 10% stock ownership position in Sovereign Tracking Systems LLC, a company located in New Jersey with a patent covering active, real-time, tracking systems that uses radio frequency identification tags to secure high-end personnel tracking and monitoring systems. The Company believes that such patent substantially enhances the Company's smart battery application being developed through AlwaysReady, Inc. a wholly-owned subsidiary.

Our revenue, historically, has been derived exclusively from sales of DSL component telephone equipment parts, the majority of which has come from our sales of POTS Splitter Shelves. We have derived no material revenue to date with respect to our iPOTS   and broadband loop products (which have been discontinued). We are currently exploring the development of VDSL (very fast DSL) CPE (customer premises equipment) Splitters as a new DSL component product line. Neither our TV+ solution or our nanotechnology products have generated to date any material revenues other than $280,000 of revenue with respect to the sale of 1000 set top boxes together with software for Release 2.0 (that uses asynchronous transfer mode protocol) of our TV+ solution in fiscal year 2005 to a major Russian telecommunications service provider.  Such provider has not continued deploying our TV+ solution. In our fiscal years ended June 30, 2007 and June 30, 2006 we generated approximately $154,000 and $975,000 in revenue, respectively, from the commercial sale of our component products and overall losses for such years of $16,851,562 and $24,450,650, respectively. These component products, included filters and ADSL Central Office POTS Splitter Shelves, were marketed to other DSL equipment vendors. In addition certain minor revenues were recognized for consulting services provided in connection with the possible application of its nanotechnology power cell to create an active “smart” credit card for a leading credit card company.

Products & Services

IPTV Solution

mPhase is a developer and seller of broadband communications products for telephone service providers.  The Company's TV+ solution is the middleware/software necessary for the delivery by telephone service providers of broadcast quality television, video on demand, high speed internet and voice utilizing internet protocol (IPTV). mPhase believes that its IPTV solution  is the most cost-effective, standards based, scalable solution with carrier class quality and security available for telecommunications service providers around the world. mPhase believes that telecommunication service providers will find the cost-effective, scalable architecture of the TV+ middleware will result in significant cost savings in the number of servers and routers necessary  to deploy IPTV to its customers on a significant scale. This is especially true for telephone service providers outside of the United States that face substantial hardware costs to upgrade their existing backbone and infrastructure necessary for the delivery of broadcast television.  Since such hardware costs constitute up to 95% of the capital expenditures in deploying IPTV, the savings are often a key financial ingredient enabling a telecommunications service provider to deploy IPTV. Thus the Company believes its software can be a compelling solution for such deployments. The deployment of a full range of converged broadband services is critical for many telecommunications service providers to retain traditional telephone customers by offering a full package of services.  Our TV+ solution enables a telephone service provider to provided a “triple play” of voice, broadcast television and high speed internet over any existing infrastructure including copper, fiber or coax. Our current release of the TV+ solution is a culmination of years of development of a world-class television delivery solution for telecommunication service providers.

Our TV+ solution is currently part of a test deployment of IPTV by Comstar/Odessa, a major telecommunications service provider in the Ukraine. The Company faces significant technical and financial challenges in order to achieve the successful completion of acceptance testing criteria. However, upon  the TV+ solution successfully meeting the technical and features criteria of the acceptance test.  Comstar/Odessa has indicated that it will  commence deployment of IPTV to 6,000 customers. Such a deployment would constitute the first major deployment of its TV+ solution and could constitute a significant breakthrough for additional deployments of its IPTV solution in the Ukraine and Russia. The Company has also recently established a significant reseller relationship with Net Dialogue, a major integrator and reseller of telecommunications products and services for several large telephone service providers in Russia.

Since our inception in 1996, we have been a development-stage company. During the past three years, mPhase has transformed itself from a developer of closed end proprietary technology for the delivery of broadcast television over DSL to a Company that has developed a carrier class middleware/software solution for the delivery of IPTV. mPhase's IPTV solution is designed for operation with any transport mechanism using IP protocol including multicast routers, digital subscriber line access multiplexers and set top boxes of all major vendors.

Our goal is to achieve wide acceptance of our TV+ solution in developing markets outside of the United States for multi-channel digital broadcast IP television at significant gross margins by creating an extremely cost-effective product. Our TV+ solution consists of highly scalable system management middleware/software designed to deliver IP television, video on demand, high speed internet and voice over any IP based network.  The solution is carrier class and standards based designed to work with hardware of many different vendors that manufacture DSLAM's, Multicasters, set top boxes, as well as any backbone of hardware servers or topology that are key components that form part of a system for the delivery of IPTV. It is important to note that the Company has shifted its focus from a proprietary end to end hardware and software platform for the delivery of broadcast television over DSL to the development of middleware/software for carrier class delivery of IPTV over any IP network infrastructure of a telecommunications service provider. This shift has taken place over the past three years in response to advancements in IP deliver of television and the current requirements of telecommunications service providers for IPTV solutions.

On June 20, 2007, the Company announced that it is forming a new subsidiary, Granita Media, Inc. (“Granita”), a Delaware corporation, that will provide targeted advertising to users of the TV+ middleware solution. Through the use of specific viewer demographics such as age, gender and defined consumer preferences, the Company believes that a new form of broadcast television advertising could develop that is more powerful and focused than is currently being used by broadcasters. It is believed that targeted  advertising software to be developed by Granita will enhance mPhase's middleware by offering a source of additional revenues for a telephone service provider deploying IPTV. mPhase plans to fund the new company initially through up to $500,000 of equity to be provided by employees and additional outside institutional financing which will involve the sale of up to 10% of the common stock of Granita with mPhase retaining 90% of the stock of Granita

Other DSL Products

POTS Splitter Shelves

Although the Company has repositioned itself mainly as a software/middleware provider of IPTV solutions, mPhase also designs and markets a line of DSL component products including POTS Splitters which has generated almost all of the Company's revenue from inception to date. A Plain Old Telephone Service ("POTS") Splitter Shelf is a low pass/high pass filter that separates voice and data transmissions. POTS Splitter Shelves are necessary to permit simultaneous voice and data transmissions over the same twisted copper wire pair. POTS splitter shelves and the individual cards that populate the shelf separate and combine traffic traveling along each twisted pair of wires into the analog voice portion of a transmission and the digital data portion, so that each signal can travel independent of the other.

The Company's new VDSL customer premises splitter designed to facilitate the roll-out of broadband services by telecommunications service providers such as AT&T that are using a combination of fiber to the curb and VDSL over existing copper lines to the home to solve the “last mile” for delivery of such services.  The Company is using the combination of capabilities of its own prior experience with respect to central office and customer premises POTS Splitters for ADSL with those of Microphase Corporation and Janifast Ltd. to develop a new line of VDSL customer premises splitters in what appears to be a new and evolving market. As telephone service providers have migrated to VDSL, the Company has discontinued its traditional POTS Splitter product

Nanotechnology Products

As noted above, the Company is in the process of negotiating an extension of each of its Nanotechnology Development Agreements covering the Battery and Magnetometer products respectively and will assign such contracts to Always Ready, Inc.

Highly Sensitive Magnetometers

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

On April 17, 2007, the Company announced that it had formed AlwaysReady, Inc., a New Jersey Corporation, as a new wholly-owned subsidiary. The Company plans to transfer all of its nanotechnology assets and appropriate liabilities to such company as a first step in the separation of its nanotechnology product line from its IPTV product. The Company plans to staff AlwaysReady, Inc with a new management team experienced in the nanotechnology area in order to unlock and maximize overall shareholder value. On May 29, 2007, AlwaysReady, Inc announced the hiring of Source Capital Group, an investment banking firm specializing in the raising of private equity, to raise a minimum of $1.5 million in a Private Placement in which the Company would sell up to a 10% interest in AlwaysReady, Inc to institutional and accredited investors. In addition the Company announced that it planned to eventually transform AlwaysReady, Inc. into a publicly traded company. mPhase plans to retain a 90% interest in Always Ready, Inc. and the shares of common stock of Always Ready, Inc. will be registered on appropriate filings with the SEC under the Securities Act of 1933, as amended, as well as the Securities Exchange Act of 1934, as amended, and listed for trading on the over the counter bulletin board.

On July 17, 2007 mPhase announced that it had been awarded a Phase I US Army Small Business Technology Transfer (STTR) Program Grant. This award is a Phase I six month research effort to develop a 30 plus year shelf life, low power, green battery (coin cell or similar) that will continuously power a static random access memory circuit for a computer device. SRAM is a common type of digital memory chip used in a wide variety of electronic systems for data storage. During the six month research period, the team will characterize the design, conduct capacity and stability measurements of a reserve style power cell based on Lithium chemistry. Long term stability and shelf life is achieved by initially separating the active materials of the power cell during storage, and controlling the activation of the cell until needed to provide power. This research program extends the design of the mPhase smart battery to support the use of non-water based electrolytes that are commonly used in lithium based batteries. Lithium batteries are favored for powering many different types of electronic devices due to their higher voltage and power requirements than can be supplied by more common alkaline batteries. The Phase I grant, valued at $100,000, will enable mPhase to competitively compete for a Phase II grant for up to $800,000 to continue future advancements in the design. Successful completion of the Phase II award is an avenue used by U.S. government defense agencies to adopt advanced technology for commercialization and use. Rutgers University will support mPhase, and its newly formed subsidiary AlwaysReady, Inc., during the award period as a subcontractor under the award guidelines.

Target Markets

mPhase's initial target market for its IPTV+ solution  is primarily large international telephone service providers and rural U.S. telephone service providers in areas in which an extensive fiber infrastructure has not been developed. We believe our IPTV solution is most competitive in markets that currently have limited access to multi-channel television services such as many parts of Eastern Europe, Russia, the Ukraine, Turkey and other countries in the Middle East. We believe that our IPTV solution will also be competitive in the United States as we continue to add features required by large American telecommunications service providers and will become especially attractive in the U.S. upon the addition of targeted advertising capabilities to the TV+ middleware.

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

Competitive Business Conditions

During the past 5 years, the market for the delivery of TV by telephone service providers has been marked by significant technological change.  During the robust spending period in the late 1990's into the year 2000, the theme of “convergence” focused strictly on the “last mile to the home” in the United States. Telephone service providers were beginning to deliver high-speed internet over digital subscriber lines (DSL) using their copper infrastructure and examining methods to deliver broadcast television together with voice as a “triple play” to increase revenues and margins as traditional revenues and margins from wire line telephone services declined with the advent of wireless and voice over IP competition from cable providers. The industry has evolved from an initial focus on proprietary end to end systems such as the Traverser DVDDS developed by mPhase to the need for standards-based open architecture with carrier class quality and security which are features of mPhase's TV+ solution for the delivery of IP television. During such period, telephone service providers concluded that in order to achieve minimum cost of delivery and maximum scalability, any solution for delivery of broadcast television and video on demand would need to be based upon a transport mode utilizing the new Internet Protocol as opposed to the services provider's traditional asynchronous transfer mode (ATM protocol). The evolution of mPhase's TV+ solution is targeted to meet the new market realities and requirements of major telecommunications service providers for the delivery of a “triple” play of converged services.

Despite significant market “noise” and fanfare about IPTV, major deployments of true broadcast television by telecommunications service providers are relatively few, but have increased during the past 12 months. The complexity of designing the software/middleware solution of low cost, high reliability, scalability, security and open architecture to allow service providers to “custom tailor” and grow into a system based upon such provider's network topology, take rate among customers and specific feature requirements has proved to be a significant challenge for all of the major players in such market place including Microsoft, Alcatel, Minerva, Myrio and Motorola. In addition, the delivery of IPTV by telephone service providers with robust features may require a simultaneous investment in routers and servers to upgrade a system's backbone which may entail significant additional cost. It is estimated that the cost of the IPTV middleware sold by mPhase may constitute only 5% of the overall investment a telecommunications service provider will need to upgrade its overall system for IPTV delivery. The story is still being played out in the market with considerable uncertainty as to who the final dominant players will be on the middleware/software market which is the driving focus of mPhase's of its TV+ solution. In 2007, the telecommunications sector has continued its slow recovery that began in 2004 from the significant downturn and weakness in capital spending by service providers globally that began at the end of calendar year 2000. The dramatic pull back in equipment purchased by service providers from its peak commencing at the end of calendar year 2000, has significantly reduced earnings and resulted in dramatically reduced stock prices of telecommunications equipment vendors. This, together with the tremendous correction of stock prices in general during the past four years, has halted the growth of the sector. The Company remains optimistic about the future of the industry and the potential of its IPTV platform and solutions since we believe that it offers the most scalable solution requiring less routers and servers to upgrade a telecommunications service provider's existing infrastructure for delivery of broadcast television. Since hardware for deployment of IPTV consists of 95% of the cost to a service provider of upgrading its backbone, we believe our middleware can be a key factor in the decision of  a company to add IPTV to its existing telephone voice services. This is especially true outside of the United States where the existing networks of many service providers will need substantial upgrades to be able to deliver broadcast television with robust features.

The Company has responded to the market challenges in the past several years to reconfigure its video product line from a narrow, proprietary, DSL platform solution to an open systems standard for the delivery of Broadcast Television, high speed internet and voice over a medium agnostic and delivery agnostic solution. The Company's IPTV solution enables telephone service providers to deliver a triple play of services over both a fiber, coaxial or copper transport medium with a transport mode not tied to any particular DSLAM, multiplexer or other transport vendor of Broadcast TV, but rather based upon an open standards system delivery and management system software. We anticipate an eventual upturn in capital spending by telephone service providers seeking to provide a “triple play” of voice, data and video delivery even though such upturn may be constrained by the fact that service providers still face significant challenges of overcapacity and declining margins for traditional services globally. The worldwide rollout of VDSL data delivery services should also provide a market for the Company's component products such as its newly designed VDSL   Splitters necessary in customer premises of service providers.

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

To date, there are several deployments of IPTV worldwide including a deployment in Italy by Fastweb an Italian corporation. In Spain, Imagenio, operated by Telefonica has completed a significant deployment. Other major deployments of IPTV worldwide also include Yahoo BB/Softbank in Japan, Supersun in Hong Kong and Media on Demand in the Republic of China operated by Chunghwa Telecom. Other vendors that offer complete platforms for delivery of  IPTV  hardware or software portions of such platforms that incorporate broadband solutions include: ADC, Advanced Fiber Communications, Innovia, NEC, Motorola, Huawei Technologies Corporation Limited, Paradyne Networks, Samsung, 2Wire, Siemens, TUT Systems, Motorola, UTSTARCOM and Westell. In addition, we also compete with Minerva and Myrio Corporation, which provide infrastructure software products to deliver multi-channel digital television over telephone networks.

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

Outsourcing

The Company practices an outsourcing model whereby it contracts with third party vendors to perform certain functions rather than performing those functions internally. For instance, mPhase outsourced the digital engineering development for the legacy Traverser DVDDS to GTARC. It also out sources analog engineering development and certain administrative functions to Microphase Corporation. mPhase  currently  outsources its hardware integration and  different components of its middleware development for its TV+ solution  to Bitband Technologies Inc  to Latens Systems Ltd.,  as well as Magpie Telecom Insiders, Inc., Velankani Communications Technology, Inc. and Espial Group, Inc. The agreement with respect to development of  portion of the TV+ system management being performed by Bell Labs expired in May of 2006 and has not been renewed. The Company has transferred the portions of software being developed by Bell Labs and systems integration to Velankani.

mPhase has also outsourced to the Bell Laboratories Division of Lucent Technologies its research and development efforts in the nanotechnology area aimed at developing power cells and batteries with enhanced shelf lives and other features not currently available in batteries. Such focus is initially upon the development of batteries for military applications using nanotextured materials. In addition, as noted above, mPhase expanded its efforts in product development using the science of nanotechnology extensions of its original Development Agreement with Bell Labs for power cell and battery development for another 12 months as well as extending its Development Agreement with Bell Labs originally entered into in March of 2005 to develop electronic magnetic sensors (the Magnetometer) product line.

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

The Company has intellectual property as follows:

In June of 2007, the Company filed a provisional patent for certain unique delivery aspects of its IPTV middleware.

The Company has recently decided not to incur the cost of maintaining patents originally obtained by Georgia Tech Research Corporation in connection with its Traverser DVDDS legacy product in which the Company was the exclusive worldwide licensee for a 5 % royalty. As previously noted, the TV+ solution has replaced the legacy product.

The Company had filed seven (7) additional patents that consist of a combination of (a) patents granted to mPhase from the Bell Labs division of Lucent Technologies, Inc. and (b) joint patents development by mPhase and employees of Bell Labs relating to the micro power cells and magnetometers currently under development by the Company. mPhase has obtained the licensing rights from Bell Labs to use the prior art patents after expiration of the development period for each of the nanotechnology products.

On July 12, 2005, mPhase announced that it had been granted a U.S. patent that covers a series of techniques for splitting different voice and data signals in DSL access networks that is used in its Broadband Loop Watch product. The Company is not currently pursuing further development and marketing of this product owing to the lack of demand for loop diagnostics systems by telephone service providers.

We also rely on unpatented proprietary technology, and we can make no assurance that others may not independently develop the same or similar technology to ours or otherwise obtain access to our unpatented technology.

Government Regulation

The Federal Communication Commission, or FCC, and various state public utility and service commissions, regulate most of mPhase's potential domestic customers for our IPTV solution and DSL component products. Changes to FCC regulatory policies may affect the accessibility of communications services, and otherwise affect how telecommunications providers conduct their business. These regulations may adversely affect the Company's potential penetration into certain markets. In addition, its business and results of operations may also be adversely affected by the imposition of certain tariffs, duties and other import restrictions on components, which mPhase obtains from non-domestic component suppliers. Changes in current or future laws or regulations, in the U.S. or elsewhere, could materially adversely affect the Company's business.

To the best of our knowledge, there is no state or local laws to which we are subject that are relevant to our system from a regulation and certification standpoint. At the Federal level, we are subject to Federal Communications Commission (FCC) Regulations Under the Code of Federal Regulations, Title 47, Chapter 1, Part 15-RADIO FREQUENCY DEVICES, and Part 68-CONNECTION OF TERMINAL EQUIPMENT TO THE TELEPHONE NETWORK. Part 15 sets out the requirements to obtain a license for operating a radiator of electromagnetic energy, and the technical and administrative specifications relating to the marketing of such radiators. Part 68 sets out the rules and regulations to provide for uniform standards for the protection of the telephone network from harms caused by the connection of terminal equipment and associated wiring thereto, and for the compatibility of hearing aids and telephones so as to ensure that persons with hearing aids have reasonable access to the telephone network.

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

Research and Development

mPhase has designed the legacy Traverser DVDDS and its ancillary component parts in conjunction with multiple research and development partners. As of June 30, 2007, we had been billed a cumulative total of approximately $13,563,000 for research and development conducted by GTARC.

mPhase originally contracted with Lucent in fiscal year 2002 to reduce the cost of its INI set top box used with the Traverser DVDDS platform. During fiscal year 2003, the Company engaged Lucent to develop an integrated system with the Lucent Stinger DSLAM and mPhase middleware for the delivery of Television, high speed internet and voice on an open standards system to replace the proprietary Traverser product.  Releases 1.0 and 2.0 of the TV+ solution were designed by Bell Labs to be ATM systems that operated exclusively with the Lucent Stinger DSLAM to enable a telecommunications service provider to deliver broadcast television, voice and high speed internet over DSL.

 Release 3.0 of our  TV+ system that replaces the ATM protocol that was used in prior releases of the TV+ uses internet protocol and is referred to as out IPTV solution. It was completed during  May of  2006 by the Bell Labs division of  Alcatel/Lucent Technologies, Inc. under a contract extended in August of 2005, for an aggregate cost of approximately $1.6 million. We have not renewed our contract for software development of our TV+ product with Bell Labs. We have engaged and expect to continue to engage Velankani Communications, Magpie Telecom Insiders, Inc, Espial Telecommunications, Inc and other software vendors and developments for future assistance with our development including  product refinements and enhancements. As of June 30, 2007 we have been billed and paid a cumulative total of approximately $4,882,345 for research and development conducted by Lucent for our TV+. During the period from July 1, 2006 through June 30, 2007 we have incurred approximately $3.1 million for research and development of our IPTV product from major vendors such as Velankani, Espial and Magpie.

In addition, our advanced battery and power cell technology research and development is being performed by the Bell Labs division of Alcatel/Lucent under the terms of a Development Agreement for a cost of approximately $300,000 covering the period from April 27, 2007 through July 30,2007. Previously mPhase had paid Lucent the sum of $200,000 from the period of expiration of the prior 12 month Development Agreement that occurred at the end of February of 2007 to cover the period through April 27, 2007. From February of 2004 through February of 2006, the Company had paid a total of $3.6 million to Bell Labs at the rate of $100,000 under its initial contract for development of advanced battery power cell technology.  In March of 2005, the Company further engaged Bell Labs in a separate Development Agreement for the development of a new generation of ultra magnetic sensors using the science of nanotechnology with a total cost of $1.2 million also payable in monthly installments of $100,000 for a period of 12 months which was extended through March of 2007 at the cost of $100,000 per month. We are currently negotiating with Bell Labs an extension of such contract upon the same similar terms for an additional 12 months.

Employees

mPhase and its subsidiary companies presently have a total of  19 full-time employees, two of whom are also employed by Microphase Corporation. See the description in the section entitled "Certain Relationships and Related Transactions."  Subsequently to June 30, 2007, 3 of our employees have been transferred to work full time at Always Ready, Inc and 7 employees have been transferred to work full time at Granita Media, Inc.

In addition to the Risk Factors set forth herein it is important for you to consider the following:

mPhase was advised in April 2002 that following an investigation by the staff of the Securities and Exchange Commission, the staff intended to recommend that the Commission file a civil injunctive action against Packetport.com, Inc. ("Packetport") and its Officers and Directors. Such recommendation related to alleged civil violations by Packetport and such Officers and Directors of various sections of the Federal Securities Laws. The staff has alleged civil violations of Sections 5 and 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(d) of the Securities Exchanges Act of 1934. As noted in other public filings of mPhase, the Chief Executive Officer and Chief Operating Officer of mPhase also serve as Directors and Officers of Packetport. At that time these persons advised mPhase that they deny any violation of law on their part and intend to vigorously contest such recommendation or action, if any.

On November 15, 2005, the Commission filed a civil enforcement action 3:05 CV 1747 against 6 individuals and 4 companies as a result of its investigation in federal district court in the State of Connecticut alleging various violations of the Securities Act of 1933 including Sections 5, Section 17(a) and the Securities Exchange Act of 1934 including Sections 10b, Rule 10b-5, Sections, 12,Section 13, Section 16 in connection with the purchase and sale of stock of Packetport.com in the period on or about December 14, 1999 into February of 2000. The defendants include the Chief Executive Officer and Chief Operating Officer of mPase as well as Microphase Corporation, a privately held Connecticut corporation that shares common management with mPhase. mPhase Technologies, Inc. is not named as a party in the enforcement action. The Chief Executive Officer and Chief Operating Officer of mPhase, and Microphase Corporation, each deny any violation of the law by each or any of them and intend to vigorously contest all charges set forth in such enforcement action by the Commission.

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

On April 4, 2007, the Securities and Exchange Commission filed a motion with the United States District Court requesting a reconsideration of the motion to dismiss granted by the Court  in favor of the defendants.

In a ruling dated May 23, 2007, the Judge Peter C. Dorsey granted the motion for reconsideration filed by the Securities and Exchange Commission and reversed his earlier ruling of March 21, 2007 and reinstated the case on the judicial calendar to proceed to trial. On August 17, 2007, such action was dismissed with prejudice against Durando with the approval by the SEC.

  RISK FACTORS

     RISKS RELATED TO FINANCIAL ASPECTS OF OUR BUSINESS

The Company has entered into the new and emerging business of nanotechnology, which entails significant exploratory development and commercial risk.

The Company has expended approximately $4 million from February of 2004 through the date hereof pursuant to 12 month contracts with the Bell Labs division of Lucent Technologies, Inc. during such period to develop longer life battery cells for military applications as well as commercial applications such as RFID (Radio Frequency Identification) tags. The Company expects to continue exploratory research with Lucent Technologies, Inc. and is currently in negotiations for an extension of such contract for an additional 12 months at the rate of $100,000 per month. Even though a feasibility prototype product has been successfully developed, pure research involves a high degree of risk with significant uncertainty as to whether a commercially viable product will result

From March 10, 2005 through the date hereof, the Company has spent over $2.4 million with the Bell Labs division of Lucent Technologies, Inc for new research and development of uncooled magnetic ultra sensors using the science of Nanotechnology.  The Company is currently negotiating to extend its Development Agreement with Bell Labs for the Magnetometer research for another 12 months through June of 2008 at $100,000 per month each. The Company does not expect significant revenues from either product for at least 2 years.

mPhase's stock price has suffered significant declines during the past seven years and remains volatile.

The market price of our common stock closed at $7.88 on July 26, 2000 and closed at $.095 on June 29, 2007. During such period the number of shares outstanding of the Company increased from approximately 30 million shares to 388 million shares. Such increase was the result of periodic private placements by the Company in order to finance company operations. Stocks in telecommunications equipment providers of DSL products have been very volatile during such period. Our common stock is a highly speculative investment and is suitable only for such investors with financial resources that enable them to sustain the loss of their entire investment in such stock. Because the price of our common stock is less than $5.00 per share and is not traded on the NASDAQ National or NASDAQ Small Cap exchanges, it is considered to be a “penny stock” limiting the type of customers that broker/dealers can sell to. Such customers consist only of “established customers” and “Accredited Investors” (within the meaning of Rule 501 of Regulation D of the Securities Act of 1933, as amended-generally individuals and entities of substantial net worth) thereby limiting the liquidity of our common stock.

We have reported net losses for each of our fiscal years from our inception in 1996 through the fiscal year ended June 30, 2007 and may not be able to operate profitability in the future.

We have had net losses of  $168,311,619 since our inception in 1996 including $16,851,562 and $24,450,650 for the fiscal year ended June 30, 2007 and June 30, 2006, respectively and cannot be certain when or if we will ever be profitable. We expect to continue to have net losses for the foreseeable future and have a need to raise not less than $5-10 million in additional cash in the next 12 months through further offerings to continue operations.  As of June 30, 2007 we have negative working capital of $3,088,439 and a stockholders deficit of $2,754,498. Cumulative cash flow from operations since inception has amounted to a negative $75,730,471.

Our independent auditor's report expresses doubt about our ability to continue as a going concern.

The reports of the Company's outside auditors, Rosenberg, Rich, Baker, Berman & Company with respect to its latest audited 10K for the fiscal years ended June 30, 2007, June 30, 2006,  June 30, 2005, stated that "there is substantial doubt of the Company's ability to continue as a going concern." Such opinion from our outside auditors makes it significantly more difficult and expensive for the Company to raise additional needed capital necessary to continue our operations.

Our common stock is subject to significant dilution upon issuance of shares we have reserved for future issuance.

As of June 30, 2007, we have warrants and options outstanding convertible into approximately 196 million shares of mPhase common stock, which, upon conversion, may adversely affect the future price of our common stock. As of June 30, 2007 we have warrants and options convertible into approximately 112 million shares of our common stock at $.20 per share or less that, upon exercise may result in significant dilution to many of our current shareholders and may adversely affect the future price of our common stock.   We may be forced to raise additional cash for operations by selling additional shares of our common stock to shareholders at depressed prices resulting in further dilution to our shareholders.

RISK FACTORS RELATED TO OUR OPERATIONS

We have been a development-stage company since our inception in 1996 and have not to date had a significant or successful deployment of any of our solutions for the delivery of broadcast television, high-speed internet and voice by a major telephone service provider.

We have had to date no material revenues derived from sales of our TV+ solution. There has been to date only one sale of our IPTV solution for 1000 customers of a telecommunications service provider in Russia which has discontinued deployment of our TV+ solution. In addition a lab test trial by a major telecommunications service provider in the Ukraine currently faces significant financial and technical challenges in order to pass a technical acceptance test that requires many product features currently  still in development by the Company. There are no other deployments of  our TV+ Solution by telephone service providers globally and there currently is uncertainty as to the extent, if at all, that deployments of IPTV will occur in the future

We depend upon outsourcing of our research and product development of our TV+ Solution and Nanotechnology products to Lucent Technologies Inc.

We depend upon Lucent Technologies Inc. for the successful development of our Nanotechnology products and our business would be materially adversely affected if Lucent Technologies Inc. were to terminate our relationship or fail to renew our Development Agreement for the Magnetometer that is currently being negotiated.

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

RISKS RELATED TO OUR TARGETED MAKETS

Economic support from affiliated companies has been significant.

During the downturn in the telecommunications industry beginning in 2001, both Microphase Corporation, and Janifast Ltd. provided significant financial support to mPhase in the form of either cash infusions or conversions of related party debt. Such companies, which share common management with mPhase, are under no legal obligation to and may not be able to sustain such economic support of mPhase in the future should such support be necessary.

We may incur substantial expenditures in the future in order to protect our intellectual property.

We have recently filed a provisional patent with respect to our TV+ solution in order to protect our product, however a final patent has not yet been applied for or granted. Even if a U.S. patent is ultimately granted there are significant risks regarding enforcement of patents in international markets. The telecommunications industry  are characterized by a large number of patents and frequent patent litigation based upon claims of patent infringement when compared to other industries.

Historically the sale of infrastructure products to telecommunication providers in the international markets has a long lead-time and a multiplicity of risks.

We expect initially that revenues from our TV+ solution to be derived from international emerging markets and our success depends upon our ability to sell our flagship television platform outside of the United States where political, currency and regulatory risks are significantly greater. As a result of their distance from the United States, different time zones, culture, management and language differences, these operations pose greater risk than selling in the United States. Our sales cycle for our TV+ solution is lengthy (since it involves a major strategic decision by an international telecommunications service provider) and we may incur significant marketing expenses with no guarantee of future sales. A significant market for our legacy Traverser DVDDS never developed and may never develop for our TV+ solution if international telephone service providers fail to successfully deploy broadband services including high speed data and television.  Increased consolidation of telephone service providers worldwide have significantly limited  the current recovery of capital expenditures for broadband and other deployment from the economic downturn that began in 2001in the industry. Future market demand that will cause telephone service providers to aggressively roll out IPTV, in general, is highly unpredictable especially in markets outside of the United States. Certain telephone companies (especially in developing international economies) may have infrastructure that is not of sufficient quality to accommodate the mPhaseTV+ solution. Changes in foreign taxes and import duties and economic and political instability in international markets pose a greater risk to our operations than U.S. markets.

Our television platform may not achieve compliance with regulatory requirements in foreign countries.

Our mPhaseTV+ solution may fail to meet foreign regulatory standards. Since initially we are targeting markets for our television platform involves countries outside of the United States, such product is subject to greater regulatory risks since it must comply with different standards of different countries than can vary widely in the telecommunications industry. The failure to meet such regulatory standards would result in potential customers in countries outside of the United States not deploying of our TV+ solution.

The telecommunications industry is subject to intense competition characterized by swift changes in technology.

The telecommunications equipment industry is subject to swift and continuing innovation and technological changes that could render our TV+ solution obsolete and intense competition in the industry could prevent our ever becoming profitable. Our competitors that sell IPTV solutions that compete with and mPhase TV+ middleware include much larger and better known and capitalized companies with significantly greater selling and marketing experience and financial resources. Such competitors include for middleware a joint venture between Microsoft and Alcatel, as well as Minverva, Orca Interactive, Siemens, VBrick Systems and Video Furnance. End to end solutions competitors for IPTV include UTStarcom, mxWare and Industrial. Telephone service providers that are our targeted customers face competition from cable-based technologies, fixed wireless technologies and satellite technologies that may cause them not to deploy our TV+ product.

Deployment of our television platform requires significant additional investments by telecommunications service providers.

Our Customers may need to build a digital head-end to download television content from satellites involving a significant additional capital expenditure to utilize the digital Television capabilities of our TV+ solution. For customers desiring feature rich solutions such as video on demand, the installation of additional routers and servers may be required to upgrade the internet backbone capabilities of such customer. Such additional capital costs may cause a number of potential customers not to deploy our TV+ solution.

We may not be able to evolve our technology, products and services or develop new technology, products and services that are acceptable to our customers.

The market for our IPTV middleware is characterized by:

Rapid technology change;

New and improved product introductions;

Changing customer demands; and

Evolving industry standards and product obsolescence.

Our future success will depend upon our ability to continually enhance our IPTV solution to deliver feature rich, open standards, carrier class television on the most scaleable cost efficient platform custom tailored to the rigorous and varied demands of telecommunications service providers. The development of enhanced and new technology, products and services is a complex and uncertain process requiring high levels of innovation, highly-skilled engineering and development personnel, and the accurate anticipation of technological and market trends. We may not be able to identify, develop, market or support new or enhanced technology, products, or services on a timely basis, if at all owing to our size and limited financial resources.

Telecommunications service providers outside of the United States must be able to access sources for broadcast television content in order to deploy our TV+ Solution.

In order to have an incentive to deploy the IPTV solution, an international telecommunications service provider must have access, to multiple channels of Television programming from content providers at prices that enable such provider to earn a profit from the deployment of television programming. In certain of our key target markets, such as Brazil, only cable companies are permitted under current law to provide such content and therefore a local service provider must establish a working relationship with such a cable provider to have an incentive to utilize our products.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 587 Connecticut Avenue, Norwalk, CT 06854-1711. The Company leases this office space from Microphase Corporation under a facilities agreement with Microphase that provides that mPhase lease office space, lab facilities and administrative staff on a month-to-month basis for $10,000/month. The Company also maintains an office in Little Falls, New Jersey and New York, New York with monthly rents of $20,963 and $3,000 per month respectively.

ITEM 3. LEGAL PROCEEDINGS

mPhase was advised in April 2002 that following an investigation by the staff of the Securities and Exchange Commission, the staff intended to recommend that the Commission file a civil injunctive action against Packetport.com, Inc. (“Packetport”) and its Officer's and Directors. Such recommendation related to alleged civil violations by Packetport and such Officers and Directors of various sections of the Federal Securities Laws. The staff has alleged civil violations of Sections 5 and 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(d) of the Securities Exchanges Act of 1934. As noted in other public filings of mPhase, the Chief Executive Officer and Chief Operating Officer of mPhase also serve as Directors and Officers of Packetport. At that time these persons advised mPhase that they deny any violation of law on their part and intend to vigorously contest such recommendation or action, if any.

On November 15, 2005, the Commission filed a civil enforcement action against 6 individuals and 4 companies as a result of its investigation in federal district court in the State of Connecticut alleging various violations of the Securities Act of 1933 including Sections 5, Section 17(a) and the Securities Exchange Act of 1934 including Sections 10b, Rule 10b-5, Sections, 12,Section 13, Section 16 in connection with the purchase and sale of stock of Packetport in the period on or about December 14, 1999 into February of 2000. The defendants include the Chief Executive Officer and Chief Operating Officer of mPhase as well as Microphase Corporation, a privately held Connecticut corporation that shares common management with mPhase. mPhase Technologies, Inc. is not named as a party in the enforcement action. The Chief Executive Officer and Chief Operating Officer of mPhase, and Microphase Corporation, each deny any violation of the law by each or any of them and intend to vigorously contest all charges set forth in such enforcement action by the Commission.

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

On April 4, 2007, the Securities and Exchange Commission filed a motion with the United States District Court requesting a reconsideration of the motion to dismiss granted by the Court  in favor of the defendants.

In a ruling dated May 23, 2007, the Judge Peter C. Dorsey granted the motion for reconsideration filed by the Securities and Exchange Commission and reversed his earlier ruling of March 21, 2007 and reinstated the case on the judicial calendar to proceed to trial.

From time to time mPhase may be involved in various legal proceedings and other matters arising in the normal course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

YEAR/QUARTER	HIGH	LOW
Fiscal year ended June 30, 2001
First Quarter	$9.25	$3.00
Second Quarter	5.94	1.47
Third Quarter	3.38	1.22
Fourth Quarter	2.61	1.03

Fiscal year ended June 30, 2002
First Quarter	$1.67	$.31
Second Quarter	.86	.31
Third Quarter	.62	.27
Fourth Quarter	.50	.23

Fiscal Year ended June 30, 2003
First Quarter	$.32	$.15
Second Quarter	.31	.15
Third Quarter	.36	.19
Fourth Quarter	.42	.28

Fiscal year ended June 30, 2004
First Quarter	$.42	$.29
Second Quarter	.61	.29
Third Quarter	.69	.38
Fourth Quarter	.46	.29

Fiscal year ended June 30, 2005
First Quarter	$.31	$.21
Second Quarter	.35	.23
Third Quarter	.60	.30
Fourth Quarter	.41	.25

Fiscal year ended June 30, 2006
First Quarter	$.29	$.21
Second Quarter	.32	.15
Third Quarter	.45	.19
Fourth Quarter	.34	.18

Fiscal year ended June 30, 2007
First Quarter	$.21	$.16
Second Quarter	.20	.15
Third Quarter	.24	.15
Fourth Quarter	.19	.09

(B) HOLDERS

As of June 30, 2007, mPhase had approximately 388 million shares of common stock outstanding and approximately 18,000 stockholders of record and 198 million shares of common stock reserved for issuance upon the conversion of warrants and options respectively. As of June 30, 2006 we had approximately 278 million shares of common stock outstanding and approximately 17,000 shareholders

(C) DIVIDENDS

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

Effective for the three-month period ended March 31, 2005 the Company issued the following unregistered securities:

The December 31, 2004 an outstanding subscriptions receivable balance of $50,000 was fully collected in January of 2005. Additionally, the December 2004 private placement was closed out in January of 2005 with the placement of 3,600,000 equity units at $.20 per unit consisting of one share of common stock plus 5 year warrants for a like amount of shares with a strike price of $.25 per share generating net proceeds of $720,000 to the Company.

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

On January 15, 2005, Martin Smiley converted a $100,000 convertible note payable by the Company in exchange for 400,000 shares of common stock and a like number of warrants that were price at $.25 per unit.  General and Administrative non-cash expense in the amount of $131,750 was recognized in the third quarter of fiscal year 2005 consistent with the market price of the stock of $.31 on the date of the award.

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

On January 15, 2005, the company converted a $ 100,000 convertible note payable to Martin Smiley in exchange for 400,000 shares and a like number of warrants that were price at $.25 per unit or $100,000 in aggregate.

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

Private Placements:

During the first fiscal quarter, the Company issued 4,648,625 unregistered shares together with 5 year warrants to purchase 4,648,625 shares at $.25 per share in a private placement pursuant to Rule 506 of Regulation D of the Securities Act of 1933 generating $920,000 of gross proceeds. Also during the quarter, the Company issued 9,877,000 shares of its common stock together with 5 year warrants to purchase a like amount of shares at $.20 per share in two private placement pursuant to Rule 506 of Regulation D of the Securities Act of 1933 generating $2,167,400 of gross proceeds.

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

During the forth fiscal quarter the Company issued 1,250,000 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $250,000 to the Company.

Options and Stock Based Compensation

At various points during the fiscal year ended June 30, 2006, the Company issued stock options to employees and officers for the right to purchase 23,595,000 shares. Pursuant to the adoption of FAS 123(R), the Company recognized an expense in the amount of $3,837,423, all of which has been included in general and administrative expense. The fair value of options granted in 2007 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 108.5%, based on a risk-free interest rate of 4.4% and expected option life of 3 years.

During the fiscal year the Company issued to key employees and consultants common stock shares in the aggregate amount of 11,500,000 for services rendered. The value of such shares was determined based on the fair market value of the Company's stock on the date that such transaction was authorized. Accordingly, the Company recorded a charge to earnings in the aggregate amount of $2,439,000.

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

Reparations

At various times during the second and third fiscal quarters, the Company issued shares of its common stock together with a like amount of warrants as reparation to affect revised pricing on previous private offerings. This additional consideration was afforded to stockholders who participated in the private placement of equity units and invested a minimum of 30% of their original investment. Each unit consisted of one share of stock and a warrant to purchase an equal amount of shares at $.18 per share. As additional consideration, each investor received the amount of shares that were required to bring the average cost of the total investment down to $.18 per share (range of original investment $.25 - $.35). A total of 29,848,271 of such shares were issued as reparation under such a program and the Company recorded a charge to earnings (Other Expense) in the amount of $5,530,504. In addition, shares in the amount of 12,792,117 were issued and charged to “Additional Paid In Capital” as an appropriate incentive for the additional cash investment.

During the Fiscal Year Ending June 30, 2007 the following transactions impacted stockholders equity.

Private Placements:

During the quarter ended September 30, 2006, the Company issued 6,780,716 shares of its common stock together with 5,555,556 of 5 year warrants to purchase one share each of the Company's common stock, with an exercise price of $.18 per share in private placements generating net proceeds of $1,104,000.

During the quarter ended December 31, 2006, the Company issued 6,622,223 shares of its common stock together with 5 year warrants to purchase 1,388,889 of   the Company's common stock, with an exercise price of $.18 per share in private placements generating net proceeds of $833,866. Included in these amounts are finders fees paid in cash and 566,667 additional shares of common stock.

During the quarter ended March 31, 2007, the Company issued 14,973,083 shares of its common stock. Private placements generating net proceeds of $1,777,503; included in this amount is an estimate of finders fees to be paid of $209,000.

During the quarter ended June 30, 2007, the Company issued 19,582,038 shares of its common stock. Private placements generating net proceeds of $2,476,000; included in this amount is an estimate of finders fees to be paid of $41,000

Warrants Exercised:

During the quarter ended September 30, 2006, the Company issued 138,889 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $25,000 to the Company.

During the quarter ended December 31, 2006, the Company issued 12,101,780 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $1,669,667 to the Company. In addition, the Company issued to certain investors new 5 year warrants to purchase 11,111,112 of the Company's common stock, with exercise prices ranging from $.15 - $.18 per share.

During the quarter ended March 31, 2007, the Company issued 2,500,000 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $375,000 to the Company.

Options and Stock Based Compensation

During the twelve months ended June 30, 2007, the Company authorized the issuance of 10,455,000 in options and warrants of 2,821,113 to employees, officers, and consultants granting the right to purchase a like amount of common shares. Pursuant to the adoption of FAS 123(R), the Company recognized an expense in the amount of $1,321,853, all of which has been included in general and administrative expense. The fair value of options granted was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of ranging between 80%-95% based on a risk-free interest rate of 4.8% and expected option life of 5 years. During the twelve months ended June 30, 2007, the Board of Directors authorized the issuance of 18,172,983 shares of common stock, with an aggregate value of $2,668,615 as compensation to consultants and employees. The stock value ranged in price from $.12 to $.20 per share, the fair value on the date of the awards.

Debt Conversions

During the twelve months ended June 30, 2007, the Company converted accounts payable of $991,709 into 6,073,728 shares of common stock.

Reparations

During the twelve month period ended June 30, 2007, the Company became obligated to issue 22,664,580 of its common stock as reparation to affect revised pricing on previous private placements. This additional consideration was afforded to past investors who agreed to make an additional cash investment as part of a new private placement. The cost of such consideration was estimated to be the fair value of such shares at the time of the investment of $1,874,020.

 ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and notes included in this annual report. The statement of operations data from October 2, 1996 (date of inception) to June 30, 1997 and for the year ended June 30, 1998, and the balance sheet data as of June 30, 1997 and 1998, are derived from financial statements that have been audited by Schuhalter, Coughlin & Suozzo, LLC, independent auditors, and are included in this document. The statement of operations data for the years ended June 30, 1999, 2000, and 2001 and the balance sheet data as of June 30, 1999, 2000, and 2001 are derived from financial statements that have been audited by Arthur Andersen LLP., independent auditors. The statement of operations data for the years ended June 30, 2002, June 30, 2003, June 30, 2004, June 30, 2005, June 30, 2006 and June 30, 2007and the balance sheet data as of June 30, 2002, June 30, 2003, June 30, 2004, June 30, 2005, June 30, 2006 and June 30, 2007 are derived from financial statements that have been audited by Rosenberg Rich Baker Berman & Company, independent auditors, and are included in this document.

SUMMARY OPERATING DATA

Year Ended June 30,
(in thousands except per share data)

	2003	2004	2005	2006	2007	Cumulative from inception October 2, 1996 to June 30, 2007
Total revenues	$1,582	$4,641	$1,711	$975	$154	$22,449
Cost of sales	1,493	4,068	1,446	974	90	16,424
Research and development	3,538	4,070	5,127	8,035	6,393	57,972
General and administrative	2,684	4,178	6,580	11,121	8,684	105,440
Depreciation and amortization	515	123	63	79	94	3,125
Operating loss	(6,649)	(7,798)	(11,505)	(19,234)	(15,107)	(160,512)
Other income (expense), net	50	150	382	(5,182)	(1,726)	(7,631)
Interest income (expense)	(51)	(111)	(111)	(35)	(18)	(169)
Net loss	($6,650)	($7,759)	($11,234)	($24,451)	($16,851)	($168,312)
Basic and diluted net loss per share	($0.10)	($0.10)	($0.10)	($0.12)	($0.05)
Shares used in basic and diluted net loss per share	65,217,088	77,677,120	108,657,578	199,610,372	310,395,562

BALANCE SHEET DATA As of June 30 (in thousands)
	2003	2004	2005	2006	2007

Cash and cash equivalents	$397	$90	$351	$1,360	$23
Working capital (deficit)	($1,405)	($2,112)	($1,674)	($1,093)	($3,088)
Total assets	$3,782	$2,591	$2,232	$2,182	$1,808
Long-term obligations, net of current portion	$2,608	$1,038	$315	$0	$0
Total stockholders' (deficit)	($3,229)	($2,918)	($1,618)	($606)	($2,754)

The statement of operations data as of the periods indicated below are derived from unaudited financial statements. The operations data for the quarterly periods ended September 30, 2001 and each quarter thereafter to and including the quarter ended December 31, 2001 are derived from unaudited financial statements reviewed by Arthur Andersen LLP and the operations data for the quarterly periods from March 31, 2003 and each quarter thereafter through and including the quarter ended June 30, 2007, have been derived from unaudited financial statements reviewed by Rosenberg, Rich, Baker, Berman & Company, and include all adjustments (consisting of normal recurring items) that management considers necessary for a fair presentation of the financial statements.

FISCAL 2007 QUARTERLY
STATEMENT OF OPERATIONS DATA:	September 30	December 31	March 31	June 30
	(in thousands, except share amounts)
Total revenues	$106	$15	$15	$18
Costs and Expenses:
Cost of sales	85		3	2
Research and development	1,990	1,723	1,251	1,429
General and administrative	1,962	1,405	1,645	3,672
Depreciation and amortization	22	22	23	28
Operating loss	(3,954)	(3,136)	(2,906)	(5,111)
Interest expense, Net	(4)	(8)	1	(7)
Other Income (expense)		(695)	(359)	(672)
Net Loss	($3,958)	($3,839)	($3,264)	($5,791)
Basic and diluted net loss per share	($0.01)	($0.01)	($0.01)	($0.02)
Shares used in basic and diluted net loss per share	282,306,237	300,483,022	327,195,047	363,823,271

FISCAL 2006 QUARTERLY	Three months ended
STATEMENT OF OPERATIONS DATA:	September 30	December 31	March 31,	June 30,
	(in thousands, except share amounts)
Total revenues	$381	$168	$284	$142
Cost of Sales	337	135	256	246
Research and development	1,861	1,961	2,298	1,915
General and administrative	1,092	2,090	4,820	3,119
Depreciation and amortization	20	20	17	22
Operating loss	(2,929)	(4,038)	(7,107)	(5,160)
Interest expense, Net	(14)	(6)	(5)	(10)
OTHER income (EXPENSE) NET	(12)	(4,270)	(498)	(402)
Net loss	($2,955)	($8,314)	($7,610)	($5,572)
Basic and diluted net loss per share	($.02)	($.04)	($.03)	($.03
Shares used in basic and diluted net loss per share(1)	152,291,645	174,998,048	262,539,165	270,387,574

FISCAL 2005 QUARTERLY	Three months ended
STATEMENT OF OPERATIONS	September 30	December 31	March 31	June 30
DATA:
	(in thousands, except share amounts)
Total revenues	$179	$296	$564	$672
Costs and Expenses:
Cost of Sales	130	245	448	623
Research and development	1,101	1,055	1,664	1,307
General and administrative	709	2,071	2,639	1,032
Depreciation and amortization	1	127	62	1
Operating loss	(1,762)	(3,203)	(4,249)	(2,291)
Interest expense, Net	(29)	(66)	(37)	21
Other Income (Expense) Net	(41)	-	(59)	482
Net loss	($1,832)	($3,269)	($4,345)	($1,788)
Basic and diluted net loss per share	($.02)	($.04)	($.04)	($.01)
Shares used in basic and diluted net	89,719,962	93,388,984	120,015,504	137,719,500
loss per share(1)

FISCAL 2004 QUARTERLY	Three months ended
STATEMENT OF OPERATIONS	September 30	December 31	March 31	June 30
DATA:
	(in thousands, except share amounts)
Total revenues	$2,489	$1,291	$555	$306
Costs and Expenses:
Cost of sales	2,099	1,191	484	294
Research and development	611	843	1,404	1,212
General and administrative	605	914	803	1,856
Depreciation and amortization	46	28	27	22
Operating loss	(872)	(1,685)	(2,162)	(3,078)
Interest expense, Net	(16)	(16)	(20)	(59)
Other Income (Expense) Net	23	-	(152)	278
Net Loss	($865)	($1,701)	($2,334)	($2,859)
Basic and diluted net loss per share	($.01)	($.02)	($.03)	($.03)
Shares used in basic and diluted net	71,725,318	72,814,272	81,564,405	84,885,017
loss per share(1)

 (1) The quarterly earnings per share data above are computed independently for each of the quarters presented. As such, the sum of the quarterly per common share information may not equal the full year amounts due to rounding differences resulting from changes in the weighted-average number of common shares outstanding.

FISCAL 2003 QUARTERLY	Three months ended
STATEMENT OF OPERATIONS	September 30	December 31	March 31,	June 30,
DATA:
	(in thousands, except share amounts)
Total revenues	$210	$562	$210	$600
Costs and Expenses:
Cost of sales	197	547	205	544
Research and development	803	753	906	1,077
General and administrative	893	731	544	516
Depreciation and amortization	131	129	129	127
Operating loss	(1,814)	(1,598)	(1,574)	(1,664)
Interest expense, Net	(18)	(15)	(11)	(6)
Gain on debt extinguishment	41	-	9	11
Gain (Loss) on investments	-	(16)	(12)	17
Net Loss	($1,791)	($1,629)	($1,588)	($1,642)
Basic and diluted net loss per share	($.03)	($.07)	($.02)	($.02)
Shares used in basic and diluted net	60,881,131	65,914,466	65,956,810	68,164,160
loss per share(1)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS AND PLAN OF OPERATIONS

The following is management's discussion and analysis of certain significant factors, which have affected mPhase's financial position and should be read in conjunction with the accompanying financial statements, financial data and the related notes.

RESULTS OF OPERATIONS

OVERVIEW

mPhase is a development-stage company that historically develops, markets and sells a line of innovative DSL based broadband communications equipment and IP Television delivery solutions. mPhase was organized on October 2, 1996. On February 17, 1997, the Company acquired Tecma Laboratories, Inc., a public corporation in a reverse merger transaction. This resulted in the Company's stock becoming publicly traded on the NASDAQ Over-the-Counter Bulletin Board. As of September 21, 2007, the Company has outstanding 391,736,000 shares of common stock held by approximately 18,000 shareholders and 48,213,00 stock options and 160,983,644 warrants convertible into shares of the Company's common stock at prices ranging from $.13 per share to $.89 per share

On June 25, 1998, the Company acquired Microphase Telecommunications, Inc. in a stock for stock exchange, whose principal assets included patents and patent applications utilized in the Company's legacy Traverser DVDDS system for the delivery of broadcast television, high speed internet and voice over copper telephone lines. The DVDDS is a patented end to end system that enables a telecommunications service provider to deliver up to several hundred channels of motion picture experts group two (“MPEG-2”) standard broadcast digital television, high speed internet and voice over copper telephone lines between a central office facility of the provider and a customer's premise. mPhase has not, as yet, derived any material revenues from sales of the DVDDS. The DVDDS is a proprietary technology developed in conjunction with Georgia Tech Research Corporation (GTRC) and is one of the first systems of its kind developed. The system is the only system on the market that utilizes non- Internet Protocol (“IP”) transmission over ADSL.  The legacy DVDDS platform has been replaced by the Company's TV+ solution.

The Company is a developer and seller of broadband communications products for telephone service providers. The Company's TV+ solution is an open-standards, carrier class solution of middleware/software enabling telephone service providers to deliver broadcast television using internet protocol (IPTV), video on demand, voice and high-speed internet over such providers existing infrastructure. The Company also provides systems integration solutions for delivery of broadcast television (IPTV), video on demand, high-speed internet and voice using internet protocol over the existing infrastructure of a telephone service provider. The Company's TV+ solution is highly scalable (compared to other middleware requires less routers and servers) with significant cost savings and  is reliable middleware designed to operate with any IP based network. In addition the Company designs, manufacturers and sells DSL component products including its new customer premises VDSL splitter.

Our current TV+ solution, utilizes a communications framework based upon Internet Protocol (IP) instead of Asynchronous Transfer Mode (ATM) that is utilized by earlier versions of the product. ATM is an industry standard for transportation of data based upon a packaging of information into a fixed-size cell format for transportation across networks. Many telecommunications service providers currently deploy equipment that handles this protocol because it can support voice, video, data and multimedia applications simultaneously with a high degree of reliability. IP is another transport protocol that maintains network information and routes packets across networks. IP packets are larger and can hold more data than ATM cells. Historically, there have been concerns that service providers would be unable to provide the same quality of service with IP because it is not optimized for time-sensitive signals such as broadcast television and voice. Nevertheless, there is a greater demand by telecommunication service providers for IP systems for delivery of television, voice and high-speed data because such systems are significantly more cost effective to deploy based upon greater scalability.

 Our TV+ solution is an open standards-based carrier class technology that may be used over any infrastructure such as fiber, coax, or copper. The TV+ solution may be used in combination with the set top box of any vendor and will operate with any DSLAM or multicast routers transport equipment used for delivery of IPTV.  We believe the system's architecture is the most reliable and highly scalable solution available for IPTV. Our solution enables a telecommunications service provider to custom tailor the deployment of feature rich IP television, video on demand, high-speed internet and voice. The solution allows a service provider to start small and test its take rate among customers with a maximum of flexibility of design, features and cost allowing it to enter the market for converged services to its customers on an optimal basis.

Our TV+ platform requires a telecommunications service provider to have or build a digital video head-end to downlink channels of broadcast television programming from satellites. The cost of building a digital head end has been substantially reduced in the past few years as off the shelf technology has become less expensive. Such equipment includes a satellite receiving dish, video grooming equipment and mPhase's system management software necessary for managing the video content. mPhase does not manufacture such digital head-end equipment.

mPhase also designs and markets a line of DSL component products. The Company is currently reevaluating this area with respect to developing a new VDSL customer premises splitter product. To date, all sales revenue has been derived from sales of its POTS splitters and related low-pass filter products. mPhase expects to derive its first material revenues from sales of its TV+ product during fiscal year 2008.

In February of 2004, the Company entered into the field of Nanotechnology research and development of micro power cell batteries of various voltages. The initial goal is to develop batteries for military applications having significantly longer shelf life prior to activation, instant on capabilities due to their extremely small internal size, and power management capabilities to significantly extend their duty cycle periods than are currently available in the market. The Company believes that such development is consistent with its strategy of being a pioneer in areas of high growth technology and potentially diversifies its mix of products. The Bell labs division of Lucent Technologies, Inc. has been engaged by mPhase to perform research and development of a power cell that will have a relatively unlimited shelf life and other advantages for soldiers in the field (such as lack of detection). Such Development Agreement has been renewed for two one year periods commencing in February of 2005 and continuing through February of 2007 at a cost of $1.2 million per annum. In March of 2007, such contract was extended through April 27, 2007 at a cost of $200,000 and again through July 30, 2007 at a cost of $300,000. The Company is currently negotiating with Bell Labs for a further extension of such contract.

On March 11, 2005 the Company announced that it had expanded its nanotechnology research and efforts to develop extremely sensitive uncooled magnetic sensors, commonly known as a magnetometer, as a new product line. During fiscal year 2006 the Company entered into a renewal of a $1.2 million Development Agreement with the Bell Labs Division of Lucent Technologies, Inc. to develop an ultra sensitive magnetic detection device known as a magnetometer which has significant potential military applications. The magnetometer also has potential commercial applications in all phones and the food industry. Such contract expired in March of 2007 and is currently the Company is currently negotiating with the Bell Labs for its renewal.

The Company has outsourced to Bell Labs significant Research and Development Work for development from December of 2002 through May of 2006 for its efforts to develop its product migration from the legacy Traverser DVDDS through its TV+ solution.

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

On April 4, 2003, mPhase entered into a Systems Integration Agreement with Lucent Technologies. Under the terms of such an agreement mPhase has been given the exclusive rights to sell worldwide as a 'bundled' solution the Stinger in connection with mPhase's' BTS.

In July of 2003, mPhase successfully deployed for testing the TV+ platform for 3 customers of Hart Telephone Company.

As of September 15, 2003, mPhase entered into a Development Agreement with the Bell Laboratories division of Lucent Technologies, Inc for further development of its TV+ product.

In August of 2004, mPhase extended its contract with the Bell Labs division of Lucent Technologies, Inc. to develop Release 3.0 of its TV+ product as an IP delivery based system. Such effort continued through May of 2006 at which time the Company transferred systems development and integration work on it TV+ solution from Bell Labs to Velankani.

During fiscal year 2006, the Company completed the shift of its development efforts with respect to its TV+ product from its ATM products characterized by Releases 1.0 and 2.0 of its TV+ product to an IP delivery protocol in Release 3.0 of its TV+ product. Such transformation, to meet a major shift in requirements of telecommunication service providers for delivery of converged services delayed the expected commencement of material revenues from the TV+ product from fiscal year 2006 to fiscal year 2008. The Company believes that it will commence receiving revenues in fiscal year 2008 from initial commercial deployments of its IPTV+ product. Until such time such revenues are realized, the Company intends on maintaining its reduced cost structure except for greater software research and development cost related to continued development of the IPTV which management believes will permit the Company to ultimately achieve profitability. The Company believes the initial deployments and the resultant revenues of its flagship Release 3.0 of its TV+ solution are not expected to occur until the second quarter of fiscal year 2008. An upturn of spending in the telephonic industry for DSL component products should increase sales and improve the Company's margins and provide the Company the opportunity to attain profitability.

The Company has incurred net losses totaling approximately $169 million during the development of its flagship product from inception through June 30, 2007. In fiscal 2001, the Company had anticipated that the sales of its component products would be able to supplement research expenditures then being performed by Georgia Tech Research Institute developing the legacy Traverser DVDDS product. In fiscal 2002 POTS Splitter sales declined with the overall decline of DSL deployments and spending in the telephonic industry. The Company sales of its POTS splitter product continued to slow during most of fiscal year 2003 with overall revenue decreasing approximately $1 million as telecommunications spending continued to decline.

In the first quarter of fiscal year ended June 30, 2004, the Company experienced a significant increase in revenues from its POTS splitter product which resulted in revenues increasing from approximately $2.5 million in fiscal year 2003 to approximately $4.6 million in fiscal year 2004. In fiscal year 2005, revenues from POTS splitter products again decreased to approximately $1.2 million. In fiscal years 2006 and 2007, POTS Splitter sales continued to decline to $975,482 and $110,312 respectively and the Company shifted its component parts efforts to development of a new VDSL customer premises splitter to replace its former ADSL Splitter products.

The Company did receive an order for 1000 set top boxes and software of its former ATM version of its TV+ product from a major Russian telecommunications service provider in fiscal year 2005 resulting in approximately $280,000 of revenue. However such deployment has not been continued with the Company's newer IP protocol release of its IPTV solution. In September of 2006 the Company announced that it had been awarded a test deployment of its new IPTV solution with Comstar/Odessa, a major telecommunications provider in the Ukraine. It is expected that by November of 2007, Comstar/Odessa, will have completed its initial evaluation of the Company's IPTV solution and decide whether to go forward with the deployment of up to 6,000 customers in fiscal year 2008. The Company has not received any revenues to date from such trial

Revenues. To date, all material revenues have been generated from sales of POTS Splitter Shelves and other DSL component products to a small number of telecommunications companies. mPhase believes that future revenues are difficult to predict because of the length and variability of the commercial roll-out of the TV+ platform to various telecommunications service providers but does anticipate some sales of its IPTV+ solution in fiscal year 2008. Since the Company believes that there may be a significant international market for the TV+ platform, involving many different countries with different regulations, certifications and commercial practices than the United States, future revenues are highly subject to changing variables and uncertainties. Additionally, the continued instability of the telecommunications market evidenced by reduced in capital spending from its peak in fiscal year 2001 across the whole telecom sector contributes to our difficulty in accurately predicting future revenues.

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

General and administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for personnel engaged in direct marketing of the TV+ platform, the POTS Splitter Shelves and other DSL component products, as well as support functions including executive, legal and accounting personnel. Certain administrative activities are outsourced on a monthly fee basis to Microphase Corporation. Finally, mPhase leases the principal office from Microphase Corporation. During fiscal year ended June 30, 2006 the company incurred non-cash charges amounting to $6,276,423 for stock based compensation (including options) awarded to officers, employees and consultants. During fiscal year ended June 30, 2007 such charges amounted to $3,363,218.

 TWELVE MONTHS ENDED JUNE 30, 2007 VS. JUNE 30, 2006

Revenues. Total revenues for the year ended June 30, 2007 decreased to $153,504 from $975,482 for the year ended June 30, 2006. The decrease was primarily attributable to decreased sales of the Company's ADSL POTS Splitter product line caused by a downturn of orders and the move of telecommunications service providers from ADSL to VDSL technology for deployment of IPTV. The Company also recognized $43,192 of revenue in connection with its nanotechnology battery product mostly in the form of advisory revenues to a major credit card provider seeking to develop a “smart” credit card. The Company did not receive any additional revenues in fiscal year 2007 from its new IPTV solutions. The Company spent considerable efforts during fiscal year 2007 continuing product development of its IPTV solution and we do expect certain added revenue in fiscal year 2008 from deployments of our TV+ solution.

Cost of sales. Cost of sales was $89,802 for the year ended June 30, 2007 as compared to $974,583 in the year ended June 30, 2006. This decrease of $884,781 reflects the decline in sales resulting from the shift in strategy in the IPTV segment from the sale of component parts (POTS Splitters etc) to an IPTV solution system based product such as (Comstar/Odyessa).  In addition, advisory fees received in connection with our Nanotechnology power cell have no associated cost of sale.

Research and Development. Research and development expenses were $6,393,215 for the year ended June 30, 2007 as compared to $8,034,964 in the year ended June 30, 2006, a decrease of $1,641,749. Expenditures to strategic vendors related to the IPTV business amounted to $3.1 for FYE 2007 as compared to $4.0 million for FYE 2006. Expenditures related to Nanotechnology amounted to $2.3 million compared to $2.5 for FYE 2006.

General and Administrative Expenses. Selling, general and administrative expenses were $8,684,053 for the year ended June 30, 2007 down from $11,121,235 for the comparable period in 2006, a decrease of $2,437,182. During fiscal year ended June 30, 2006 the company incurred non-cash charges amounting to $6,276,423 for stock based compensation (including options) awarded to officers, employees and consultants. During fiscal year ended June 30, 2007 such charges amounted to $3,363,218 a decrease of $2,913,205.

Other significant components were an increase in payroll of $474,130 to $1,987,119 and an increase in legal expense of $449,545 to $726,122. These increases were partially offset by a decrease in officer compensation fees of $325,000.

Other Income and Expense reflects non cash charges of $1,874,020 for FYE 2007 versus $5,530,504 in FYE 2006 for the value of shares issued to investors to reflect market changes in the common stock (reparation expense).

Net loss. mPhase recorded a net loss of $16.8 million for the year ended June 30, 2007 as compared to a loss of $24.5 million for the same period ended June 30, 2006. This represents a loss per common share of  ($.05) in 2007 as compared to $(.12) in 2006, based upon weighted average common shares outstanding of 310,395,562 and 199,610,372 during the periods ending June 30, 2007 and June 30, 2006 respectively.

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

Cost of sales Cost of sales was $974,583 for the year ended June 30, 2006 as compared to $1,446,151 in the year ended June 30, 2005. Cost of revenues decreased for the twelve months ended June 30, 2006 compared to the prior period ending June 30, 2005 primarily because of decreased sales. Gross margins for the period ended June 30, 2006 were .1%. The gross margins have varied dramatically as spending among telecommunication providers has contracted, coupled with downward pressures related to the supply and demand of telecommunications products. The single most significant reason the margins decreased dramatically was due to the reduced selling price of our POTS Splitter product.

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

Other Income and Expense reflects a charge of $5,530,504 for the value of shares issued to investors to reflect market changes in the common stock.

Net loss. mPhase recorded a net loss of $24,450,650 for the year ended June 30, 2006 as compared to a loss of $11,234,324 for the same period ended June 30, 2005. This represents a loss per common share of  $(.12) in 2006 as compared to $(.10) in 2005, based upon weighted average common shares outstanding of 199,610,372 and 108,657,578 during the periods ended June 30, 2006 and June 30, 2005 respectively.

CURRENT PLAN OF OPERATIONS

RESEARCH AND DEVELOPMENT ACTIVITIES

mPhase throughout its history has outsourced its research and development activity with respect to both of its TV platforms as well as its POTS splitter products and nanotechnology products. GTARC has conducted a significant amount of research and development for mPhase pursuant to a research agreement comprised of a series of delivery orders, which outline the timing, necessary actions and form of payment for specific tasks related to the completion of certain components of the DVDDS legacy product. Microphase has performed research and development for mPhase with respect to certain component DSL products such as the low pass filters and POTS Splitters and the legacy DVDDS product. Currently mPhase major research and development is performed by the Bell Laboratories division of Lucent Technologies, Inc. in connection with its IPTV solution as well as exploratory development of nanotechnology products.

Since inception, but prior to FYE June 30,2006, the Company incurred $13.5 million for research and development conducted by GTARC. With the completion of the DVDDS legacy product, the Company has shifted its research and development from GTARC to Lucent Technologies Inc. in connection with its TV+ product as well as its entry into the nanotechnology product area. Such new research and development during Fiscal Year 2006 was (a) for completion 3.0 of the TV+ product and (b) entry into the nanotechnology product area focused initially on (a) power cells and batteries and (b) ultra magnetic sensory devices each designed for military applications. The Company incurred research and development expenses with Lucent for fiscal years ended June 30, 2007 and 2006 of $2.3 million and $4.4 million. It should be noted that all expenditures during FYE 2007 have been in connection with Nanotechnology.

The amount of research and development costs the Company has expended from its inception through June 30, 2007 is $58.1 million. During the year ended June 30, 2007, the Company incurred research and development expenses of $6.5 million related to the continued development of its current IPTV solution and other DSL products and services as compared to $5.5 million for the same period ended June 30, 2006. In addition the Company incurred research and development expenses for the fiscal year June 30, 2007 of $2.3 for its nanotechnology products as compared to $2.5 million for fiscal year ended June 30, 2006.

STRATEGIC ALLIANCES IMPLEMENTED

The Company and Lucent share jointly in certain intellectual property being developed with respect to disposable power cells, which is the subject of exploratory development using the science of nanotechnology.

CRITICAL ACCOUNTING POLICIES

As required, mPhase has adopted the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements," which provides guidelines on applying generally accepted accounting principals to revenue recognition based upon the interpretations and practices of the SEC. The Company recognizes revenue for its POTS Splitter Shelf and other DSL component products at the time of shipment, at which time; no other significant obligations of the Company exist, other than normal warranty support.

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

INVENTORY RESERVE AND VALUATION ALLOWANCE

The Company uses the First In First Out method (FIFO) to account for inventory which is carried at cost as of June 30, 2007 inventory consists primarily of component parts being assembled on location in anticipation of deployment of specific IPTV systems.

Appropriate reserves have been taken to assure that the cost of such inventory does not exceed the value of the underlying contract.

REPARATION EXPENSE

As an incentive for additional equity contributions, the Company will from time to time, adjust the cost of  past private purchases of common stock through the issuance of additional shares in such magnitude as to reduce an investor's cost to an average price that more closely approximates current market value. The market value of additional shares issued without cash investment is charged to Reparation Expense, which is included in Other Expenses.

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

Directors that are significant shareholders of Janifast Limited include Messrs Ronald A. Durando, Gustave T. Dotoli, Martin Smiley and Necdet F. Ergul.

 Mr. Abraham Biderman is a Managing Director of Eagle Advisers, Inc., a firm that performs investment banking services for the Company and was employed until September 30, 2003 by our former investment banking firm Lipper & Company.

Mr. Abraham Biderman, and Mr. Anthony Guerino own a relatively small amount of stock, warrants and options in mPhase Technologies, Inc.

Mr. Durando, the President and CEO of mPhase, owns a controlling interest and is a director of Janifast Limited. Mr. Durando is Chief Operating Officer and Mr. Dotoli is an officer of Microphase Corporation. Mr. Ergul, the chairman of the board of mPhase, owns a controlling interest and is a director of Microphase Corporation and Janifast Ltd.  Microphase, Janifast and Hart Telephone have converted significant liabilities to equity in fiscal years June 30, 2001, 2002 and in the current fiscal year.

Significant charges from related parties are summarized for the periods enumerated as follows:

Charges and Expenses with Related Parties	Year Ended June 30,
	2005	2006	2007
Charges incurred with Janifast Ltd.
Cost of sales	$1,536,494	$770,441	$110,912
Reparation Expense		$770,441	$138,462
Total Janifast	$1,536,494	$1,605,074	$249,374

Charges incurred with Microphase Corp.
Cost of sales
(Including Royalties)	$94,740	$32,014	$0
Research and development	60,000	197,639	$236,492
General and administrative	304,030	302,167	$96,342
Reparation Expense		$728,434
Total Microphase Corp.	$458,770	$1,260,254	$332,834

Total Charges with Related Parties
Cost of sales	$1,631,234	$802,455	$110,912
Research and development	60,000	197,639	$236,492
General and administrative	304,030	302,167	$96,342
Reparation Expense		$1,563,067
Total Charges with Related Parties	$1,995,264	$2,865,328	$582,208

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, mPhase had a working capital deficit of $3,088,439 as compared to a working capital deficit of $1,093,784 as of June 30, 2006. The Company believes this will be sufficient for its short-term liquidity. During fiscal year ended June 30, 2007 it is estimated that the Company will need to raise approximately $8-10 million to meet longer term liquidity needs through June 30, 2008. Such monies would be necessary primarily to fund future expenditures for research and development of enhanced features for its TV+ product and development of its Nanotechnology products. Finally, (depending upon sales and margins in fiscal year 2008) additional capital may be required to fund a portion of any growth necessary in operations.

Included in the Company's working capital position at June 30, 2007, were the conversions of approximately $991,709 of accounts payable and accrued expenses due to related parties and strategic vendors to equity.

Through June 30, 2007, the Company has incurred development stage losses totaling approximately $168,311,619. At June 30, 2007, the Company had cash and cash equivalents of $23,253 compared to $1,359,924 at June 30, 2006. Historically, mPhase has funded its operations and capital expenditures primarily through private placements of common stock. During the upcoming year, management expects that its ongoing financial needs will continue to be provided primarily by financing activities supplemented in small part by sales of its IPTV product line and specific research activities. At June 30, 2007, the Company had accounts and subscriptions receivable of $501,961 and inventory of $505,910. This compared to $106,237 of accounts receivable and $161,270 of inventory at June 30, 2006.

Cash used in operating activities was $9.1 million during the twelve months ending June 30, 2007. During such period, the cash used by operating activities consists principally of the net loss ($16.9 million). This amount is offset in part by non-cash charges related to issuance of common stock and options for services and reparation cost of $3.4 million and $1.9 million respectively. In addition, accounts payable and accrued expenses have increased by $2.1 million and the converted debt of approximately $1.0 million.

During the twelve-month period ended June 30, 2007, the Company raised capital through private placements with accredited investors, whereby the Company issued 47,958,060 shares of the Company's common stock, generating net proceeds to the Company of $6.2 million and generated $2.1 million of funds through the conversion of  14,740,669 warrants  into shares of the Company's common stock.

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

During the fiscal year ended June 30, 2006, certain strategic vendors and related parties converted approximately $590,000 of accounts payable and accrued expenses into 3,331,864 shares of the Company's common stock and 3,277,778 warrants.

As a result, conversion of debt with related parties and strategic vendors during the periods enumerated is as follows:

Equity Conversions of Debt and Other Financial Instruments with Related Parties

Janifast:	2005	2006	2007
Number of shares	1,000,000	950,000	830,769
Number of warrants	1,000,000	950,000	0
Amount converted to equity	$200,000	$171,000	$108,000
Microphase Corporation:
Number of shares	1,250,000	2,050,000	0
Number of warrants	1,250,000	2,050,000	0
Amount converted to equity	$250,000	$369,000	$0
Strategic Vendor Conversions:
Number of shares	0	331,864	5,242,959
Number of warrants	0	277,778	0
Amount converted to equity	$0	$50,000	$883,709
Officers
Number of shares	1,009,875	0	0
Number of warrants (A)	1,009,875	0	0
Amount converted to equity	$201,975	$0	$0
Total Related Party Conversions
Number of shares	3,259,875	3,331,864	6,073,728
Number of warrants	3,259,875	3,277,778	0
Amount converted to equity	$651,975	$590,000	$991,709

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

Through June 30, 2007, the Company incurred development stage losses totaling approximately $168,311,619 and at June 30, 2007 had a working capital deficit of $3,088,439. Contributing factors affecting the Company's negative working capital position at June 30, 2007, was the raising of substantial monies to the company in private placements totaling $6,191,369 and the exercise of warrants in the amount of $2,069,667. During fiscal year June 2007, the company experienced difficult capital markets funding management of the Company desired to avoid unnecessary dilution by issuing large amounts of equity at depressed prices to raise larger sums of cash. As noted above, during the fiscal year ended June 30, 2007 the Company's efforts to maintain a manageable working capital position included conversions of approximately $991,709 of accounts payable and accrued expenses due to related parties and strategic vendors to equity. At June 30, 2007, the Company had $23,253 of cash and cash equivalents and $501,961 of trade and subscriptions receivable to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) successfully market and sell its products.

During the fiscal years ended June 30, 2005, 2006 and 2007, the Company was able to negotiate extended payment terms for overdue accounts payable with strategic vendors. These obligations are now classified as notes payable and included in current and long-term portions of notes payable in the accompanying balance sheets, based upon the revised payment terms. The Company believes it can maintain its present repayment schedule, or otherwise renegotiate such terms that are satisfactory to the Company and these vendors.

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

The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2008 and continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

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

We have evaluated our cash requirements for fiscal year 2008 based upon certain assumptions, including our ability to raise additional financing and initial expected sales of our TV+ product. The Company anticipates that it will need to raise approximately $5-10 million additional monies primarily in private placements of its common stock with accredited investors, or alternatively we will need to curtail certain expenses as incurred at the present levels including marketing and research and development expenses. We have no commitments from affiliated or third parties to provide additional financing. In the event that we do not receive any proceeds from additional financings, we will attempt to further reduce expenditures and continue to operate the Company from sales revenue and any funding that may be available from affiliated companies. Additional investment in technology design to enhance the features and reduce the cost of the TV+ platform will be necessary over the next 12 months. In addition, the Company is currently obligated to pay $100,000 per month to Lucent for development of its power cell and battery products using nanotechnology and $100,000 per month to Lucent for development of its magnetometer product, in each case through March of 2007. As of June 30, 2007, the Company owes Lucent $400,000 with respect to its Magnetometer product.

Should these cash flows not be available to us, we believe we would have the ability to revise our operating plan and make certain further reductions in expenses, so that our resources available at June 30, 2007, plus financing to be secured during fiscal year 2008, and expected POTS splitter revenues, will be sufficient to meet our obligations until the end of fiscal year 2008. We have continued to experience operating losses and negative cash flows. To date, we have funded our operations with a combination of component sales, debt conversions with related parties and strategic vendors and private equity offerings. Management believes that we will be able to secure the necessary financing in the short term to fund our operations into our next fiscal year. However, failure to raise additional funds, or generate significant cash flows through revenues, could have a material adverse effect on our ability to achieve our intended business objectives.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is not exposed to changes in interest rates as the Company has no floating rate debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the interest rate yield curve would not materially affect the fair value of any financial instruments at June 30, 2007. We believe that interest rate risks for our accounts receivable are insignificant. Sales to customers are denominated in dollars. Accordingly, we are not directly exposed to market risks from currency fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Executive officers are selected by the Board of Directors. No family relationships exist between any of the executive officers or directors. The following table sets forth certain information with respect to each person, who is an executive officer or director. mPhase's executive officers and directors as of June 30, 2007 are as follows:

NAME	AGE	POSITION(S)
Necdet F. Ergul	84	Chairman of the Board and Director
Ronald A. Durando	50	Chief Executive Officer and Director
Gustave T. Dotoli (2)	72	Chief Operating Officer and Director
Martin Smiley	60	Chief Financial Officer
OUTSIDE DIRECTORS
Anthony H. Guerino (1)(2)	59	Director
Abraham Biderman (1)(2)	59	Director
Dr. Victor Lawrence	60	Director
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

DR VICTOR LAWRENCE is bachelor Chair professor of Electrical Engineering and Associate Dean for Special Programs, in the Charles V Schafer, Jr. School of Engineering, at Steven Institute of Technology. Dr. Victor Lawrence is a member of the National Academy of Engineering and has worked in the information technology and communications field for over thirty years. He is an industry leader in digital communications R&D and services, an entrepreneur, an active member of engineering professional organizations, an author, and a teacher who has extensive international experience. Prior to joining Steven Institute of Technology Dr. Lawrence was Vice President, Advanced Communications Technology, Bell Laboratories, Lucent Technologies. He led the development of technologies that go into the most innovative, reliable, and cost-effective communications networks for the leading telecommunications service providers. He has supported Lucent's businesses with a staff of about 500 leading technologists and a budget of about $100M. Major projects included gigabit, photonic, and wireless networking developments and services. He was responsible for a team of engineers that worked on performance analysis, simulations and development of broadband access and backbone networks for many national and international service providers. All of Lucent's R&D organizations relied on his high-technology support of computer-aided hardware design, physical and thermal design, systems compliance testing and certification, and design for high performance network control, signaling, and management. Earlier, he was Director, Advanced Multimedia Communications at Bell Labs, where he was responsible for systems engineering, exploratory development of multimedia signal processing, transmission, and switching, including speech and audio coding, modems, broadband transmission, ATM switching and protocols, and wireless communication and signal processing. He held a variety of leadership positions in data communications research, digital techniques, and information systems. His application of digital signal processing to data communications in the late 1980s and early 1990s led to many significant advances in high-speed transmission over copper lines (e.g., voice band modems and DSL), which helped create a global industry that leverages the public switched telephone network. Dr. Lawrence played a significant role in the development of every major international voiceband modem standard, making high-speed data communication over international networks possible. The universal availability of high-speed data connectivity stimulated the growth and widespread use of the Internet. He led the development of high-speed modem/fax chip sets that are used in data terminals, computers, and voice terminals for secure communications worldwide. His work on high-speed transceivers for local loop and for premises applications led to the development of a variety of DSL technologies, many of which are deployed today for broadband services. Entrepreneurship Dr. Lawrence spun off several ventures internal and external to Lucent to maximize the impact of technology developed in his organization.

At each annual meeting of stockholders, the newly elected directors' terms begin on the date of election and qualification, and continue through the next annual meeting following election. Terms may differ in the case where a director resigns, is removed from office, or until the time when a successor director is elected and qualified.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Directors, executive officers, and individual owning more than 10 percent of mPhase common stock are required to file initial reports of ownership and changes in ownership with the SEC under Section 16(a) of the Securities Exchange Act of 1934, as amended. The SEC regulations also require those persons to provide copies of all filed Section 16(a) reports to the Company. mPhase has reviewed the report copies filed in fiscal year 2007, and based also on written representations from those persons, the Company believes that there was compliance with Section 16(a) filing requirements for fiscal year 2007. All the officers and directors filed all of the required forms in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal year ended June 30, 2007 and the two previous fiscal years, the compensation earned by mPhase's chief executive officer and the four other executive officers, whose compensation was greater than $100,000 for services rendered in all capacities to the Company for the year ended June 30, 2007.

SUMMARY EXECUTIVE COMPENSATION

NAME & PRINCIPAL POSITION	YEAR	SALARY	BONUS	STOCK AWARDS	OPTION AWARDS	NON EQUITY INCENTIVE	PENSION VALUE	OTHER		TOTAL
Ronald Durando	2007	$393,600	$0	$860,000	$184,000	N/A	N/A	$7,500	#1	$1,445,100
President	2006	$393,600	$250,000	$1,260,000	$1,596,200			$7,500	#1	$3,507,300
Chief Executive Officer	2005	$305,000			$500,000					$805,000

Gustave Dotoli	2007	$282,000	$0	$450,000	$105,000	N/A	N/A	$7,538	#2	$844,538
Chief Operating Officer	2006	$282,000	$75,000	$525,000	$836,400			$7,500	#2	$1,725,900
	2005	$215,000			$300,000					$515,000

Martin Smiley	2007	$200,000	$0	$262,500	$43,750	N/A	N/A	$8,550	#3	$514,800
Executive Vice President	2006	$175,000		$331,213	$213,850					$720,063
CFO Chief Legal Council	2005	$125,000		$119,000						$244,000

Note re: 2005
Value represents estimate based on FYE closing price
Durando	OPTIONS	2,500,000
Dotoli	OPTIONS	1,500,000
Smiley	STOCK	425,000

Footnotes
#1 consists of directors fees of $7,500 in both 2006 and 2007
#2 consists of directors fees of $7,500 in both 2006 and 2007plus interest of $38 in 2007 on loan to the Company
#3 consists of directors fees of $3,750 plus $4,800 interest on loans to the Company

Option Exercises and Stock Vesting
FYE June 30,2007

	OPTION AWARDS		STOCK AWARDS
	Number of		Number of
	shares	Value	shares	Value
	acquired	realized	acquired	realized
Name	on exercise	on exercise	on exercise	on exercise

Ronald Durando
President CEO	0	N/A	6,000,000	$860,000

Gustave Dotoli
COO	0	N/A	3,000,000	$450,000

Martin Smiley
Executive VP
CFO Chief Legal
Council	0	N/A	1,750,000	$262,500

STOCK OPTIONS

The following table contains information regarding options granted in the fiscal year ended June 30, 2007 to the executive officers named in the summary compensation table above. For the fiscal year ended June 30, 2007, mPhase granted options and compensatory warrants to acquire up to an aggregate of 8,855,000 shares to employees and directors & consultants.

Name	Number of	% of Total	Exercise	Market	Expiration	Potential Realizable Value
	Securities	Option/SARS	or	Price	Dates	of Assumed Annual
	Underlying	Granted to	Base	on		Rates of Stock Price
	Option/SARS	Employees in	Price	Grant		Appreciation for
	Granted (#)	Fiscal Year	($/Share)	Dates		5 Year Option Term
						0%	5%	10%
A.
Ronald	1,400,000	15.8	$.21	$.19	8/24/11	$0	$0	$0
Durando

Gustave	900,000	10.2	$.21	$.19	8/24/11	$0	$0	$0
T.
Dotoli

Martin	400,000	4.5	$.21	$.19	8/24/11	$0	$0	$0
Smiley

OUTSTANDING EQUITY AWARDS
at FISCAL YEAR END JUNE 30.2007
	Number of	Number of	Equity
	Securities	Securities	Incentive			Number of	Market	Equity
	underlying	underlying	Plan awards			shares of	Value of	Incentive
	Unexercised	Unexercised	Number of	Option	Option	stock that	Shares
	Options	Options	Securities	Exercise	Expiration	has not	not
	(Exercisable)	(Unexercisable)		Price	Date	been vested	vested

Ronald Durando	500,000	0	0	$0.45	6/19/2009	0	0	0
President CEO	1,000,000	0	0	$0.45	6/19/2009	0	0	0
	2,500,000	0	0	$0.35	12/31/2009	0	0	0
	550,000	0	0	$0.18	2/23/2011	0	0	0
	3,450,000	0	0	$0.18	2/23/2011	0	0	0
	475,000	0	0	$0.21	2/23/2011	0	0	0
	3,525,000	0	0	$0.21	2/23/2011	0	0	0
	1,000,000	0	0	$0.21	3/28/2011	0	0	0
	750,000	0	0	$0.25	6/14/2011	0	0	0
	25,000	0	0	$0.25	6/14/2011	0	0	0
	1,400,000	0	0	$0.21	8/24/2006	0	0	0
	450,000	0	0	$0.40	6/30/2008	0	0	0

Gustave Dotoli	250,000	0	0	$0.45	6/19/2009	0	0	0
COO	500,000	0	0	$0.35	6/19/2009	0	0	0
	1,000,000	0	0	$0.35	12/31/2009	0	0	0
	550,000	0	0	$0.18	2/23/2011	0	0	0
	1,250,000	0	0	$0.18	2/23/2011	0	0	0
	475,000	0	0	$0.21	2/23/2011	0	0	0
	1,325,000	0	0	$0.21	2/23/2011	0	0	0
	750,000	0	0	$0.21	3/28/2011	0	0	0
	500,000	0	0	$0.25	6/14/2011	0	0	0
	25,000	0	0	$0.25	6/14/2011	0	0	0
	900,000	0	0	$0.21	8/24/2006	0	0	0
	350,000	0	0	$0.40	6/30/2008	0	0	0

Martin Smiley	550,000	0	0	$0.18	2/23/2011	0	0	0
Executive VP	475,000	0	0	$0.21	2/23/2011	0	0	0
CFO Chief Legal	25,000	0	0	$0.21	2/23/2011	0	0	0
Council	250,000	0	0	$0.25	6/14/2011	0	0	0
	400,000	0	0	$0.21	6/24/2011	0	0	0
	200,000	0	0	$0.40	6/30/2008	0	0	0

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee during fiscal 2007 were Messrs. Biderman and Guerino. Neither Messrs. Biderman, nor Guerino have been one of mPhase's officers or employees. None of the Company's directors or executive officers served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire Board of Directors) of another entity during fiscal 2007 that has a director or executive officer serving also as a director on mPhase's Board of Directors, except that Mr. Dotoli is also a member of the Board of Directors of PacketPort, a company in which Mr. Durando serves as Chief Executive Officer. Mr. Dotoli, together with Mr. Durando and Mr. Ergul, are collectively controlling shareholders of Janifast and Mr. Dotoli and Mr. Ergul are also Directors of Janifast. Janifast has produced components for the TV+. mPhase plans to use Janifast to produce certain portions of orders for its Television platform in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 30, 2007 certain information regarding the beneficial ownership of our shares:

1.     by each person who is known by us to be the beneficial owner of more than five percent (5%) of its outstanding common stock;

2.     each of our directors;

3.     by each executive officer named in the Summary Compensation Table; and,  by all of our directors and executive officers as a      group.

AFFILIATES (1 & 2)	Shares	Warrants	Options	TOTAL	%

Victor Lawrence	-	-	-	-
Anthony Guerino	-	-	842,500	842,500	0.22%
Abraham Biderman	1,101,900	-	1,065,000	2,166,900	0.56%
Gus Doteli	8,367,200	1,138,067	7,525,000	17,030,267	4.39%
Ron Durando (3)	18,230,632	581,667	15,175,000	33,987,299	8.76%
Ned Ergul (4)	3,850,000	200,000	2,655,000	6,705,000	1.73%
Martin Smiley	6,377,629	2,545,569	1,700,000	10,623,198	2.74%
Microphase	16,060,019	6,572,222	-	22,632,241	5.84%
Janifast	16,577,778	1,950,000	-	18,527,778	4.78%
Total Affiliates	70,565,158	12,987,525	28,962,500	112,515,183

(1) Unless otherwise indicated, the address of each beneficial owner is 587 Connecticut Avenue, Norwalk, Connecticut 06854-1711.

(2) Unless otherwise indicated, mPhase believes that all persons named in the table have sole voting and investment power with respect to all shares of the Company shares beneficially owned by them. The percentage for each beneficial owner listed above is based on 387,846,008 shares outstanding on June 30, 2007, and, with respect to each person holding options or warrants to purchase shares that are exercisable within 60 days after June 30, 2007, the number of options and warrants are deemed to be outstanding and beneficially owned by the person for the purpose of computing such person's percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

 (3) Includes 1,126,113 shares held by Durando Investment LLC, Shares held by Janifast which Mr. Durando controls are stated separately.

 (4) Includes 200,000 shares owned by Berin Snyder, his daughter and 150,000 owned by Eda Peterson, his daughter. Shares held by Microphase which Mr. Ergul controls are stated separately.

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

Transactions with Officers, Directors and their Affiliates

Directors that are significant shareholders of Janifast Limited include Messrs Ronald A. Durando, Gustave T. Dotoli, Martin Smiley and Necdet F. Ergul.

The Following Summaries Compensation to Related Parties for the Fiscal Year Ended June 30, 2007

										TOTAL
	Durando	Dotoli	Ergul	Biderman	Smiley	Guerino	Lawrence	Janifast	Microphase	RELATED

Consulting / Salary	$393,600	$282,000			$200,000					$875,600
Directors Stipend and Interest	$7,500	$7,538	$3,750	$3,750	$8,550	$3,750	$3,750			$38,588
Rent									$60,000	$60,000
R&D									$236,492	$236,492
Finders Fees (including common shares)				$520,000						$520,000
Cost of Sales and SG&A								$110,912	$36,342	$147,254
Reparations and Stock Based Compensation	$1,044,000	$555,000	$201,000	$16,800	$306,250	14,700		$138,462		$2,276,212
Totals	$1,445,100	$844,538	$204,750	$540,550	$514,800	$18,450	$3,750	$249,374	$332,834	$4,154,146
PacketPort.com legal expense										$611,807
Total expense to related parties										$4,765,953

During the twelve months ended June 30, 2007, Mr. Biderman's  through his affiliated firm of Palladium Capital Advisors earned finder's fees of $520,000 in connection with the raising of approximately $5 million in various equity transactions during the year.

In addition at various points during fiscal year ended June 2007, Messrs Durando, Dotoli and Smiley provided $650,000 in bridge loans to the Company which was evidenced by individual promissory notes. During December 2006, Messrs Durando and Dotoli agreed to convert their notes, in the amounts of $130,000 and $200,000 respectively, to a deferred compensation arrangement, the repayment terms of which have not been specified. Mr. Smiley has extended bridge loans to the Company of $160,000, evidenced by promissory notes for $101,000 and a $60,000 note with a 12% rate of interest. In summary as of June 30, 2007, bridge loans outstanding were $85,000, $75,000 and $161,000 to the Messrs Durando, Dotoli and Smiley, respectively. All of the foregoing promissory notes are payable on demand.

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

Effective June 30, 2004, the Company was $473,787 in arrears with respect to a Promissory Note issued to Piper Rudnick LLP plus other legal fees of $118,773.36.  It should be noted that Piper & Rudnick received such Promissory Note plus two warrants received in March of 2002 that expired in March 8, 2007 in exchange for cancellation of certain payables. Such warrants have conversion rights into our common stock for a total of 2,233,490 shares that have been registered under a recently effective Form S-1 Registration Statement, and are cashless. On September 3, 2003, the Company paid $10,000 in cash to Piper in exchange for reducing the total payable to $550,000 plus the issuance of additional cashless warrant for $150,000 worth of the Company's common stock valued at $.25 per share. The remaining $300,000 payable had the following future payment schedule:

1. Payments of $25,000 each on December 1, 2004, March 1, 2005, June 1, 2005, September 1, 2005, March 1, 2006, June 1, 2006 and September 1, 2006.

2. A payment of $50,000 on December 1, 2005

3. A payment of $75,000 due on December 1, 2006

The Company has made all of the above payments except for the $75,000 due December 1, 2006, that is presently, in arrears.

SUBSEQUENT EVENT

On July 26, 2007 Mr. Durando provided a bridge loan of $55,000 to the Company. On August 13, 2007 Messrs. Durando, Dotoli and Smiley each provided bridge loans of $16,000 (or a total of $48,000) to the Company. On August 27, 2007, Messrs Durando, Dotoli and Smiley provided additional bridge loans to the Company of $19,000 (or total of $57,000) to the Company. Finally, at various points throughout the month of September, Mesers Durando and Dotoli provided additional bridge loans of $92,500 and $2,100 respectively. Each of the bridge loans is evident by a Demand Promissory Note from the Company with an interest rate of 12%.

On August 21, 2007 the Company announced that it had acquired from Mr. Durando, in exchange for a 12% demand promissory note in the principal amount of $110,000, a 10% interest in Sovereign Tracking LLC, a New Jersey limited liability company, that holds the license for a (Patent for a Real-Time Location System) to track high value assets. Mr. Robinson will assign all rights, title and interest to the Patent to Sovereign Tracking, LLC.

Finally, effective July 1,2007, the Company formed two wholly owned subsidiaries to facilitate future financing and operations of two business units. Such subsidiaries are Granita Inc. which will operate the IPTV business and Always Ready Inc which will operate all Nanotechnology related business. Effective on that date all related assets and liabilities were transferred to those subsidiaries.

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

10.12(b)*

Distribution Agreement effective May 15, 2002 by and between Corning Cable System and the Company.

10.13.*

Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc., effective as of December 1, 2002, relating to Video Services Switch and Statement of Work, dated December 9, 2002.** 10.14. * Purchase Order between the Company and Lucent Technologies, Inc., dated December 15, 2002, for cost reduction of the mPhase Traverser INI set box. **

10.15.*

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

10.26*

Annexure B Statement of Work dated August 22, 2005 between Magpie Insiders, Inc. and mPhase Technolgies, Inc.

10.27*

Annexure C Statement of Work dated January 25, 2006 between Magpie Insiders Inc and mPhase Technologies, Inc.

10.28*

3rd Amendment to Software License dated March 10, 2006 between Espial Group Inc. and mPhase Technologies, Inc.

10.29**

4th Amendment to Software License dated June 27,2006 between Espial Group, Inc and mPhase Technologies, Inc.

EXHIBITS
NUMBER
REFERENCE	DESCRIPTION

10.32A*

Agreement between Rubenstein Investor Relations, Inc and mPhase Technologies, Inc dated January 10.32B* Services Agreement between Rubenstein Associates, Inc and mPhase Technologies, Inc dated January

10.33*

Memorandum of Understanding between Latens and mPhase Technologies, Inc dated January 23, 2007

10.34*

Amendment #4 between Lucent Technologies and mPhase Technologies, Inc dated February 3, 2007

10.35*

First Amendment to the Master Work Agreement between Velankani and mPhase Technologies, Inc dated February 6, 2007

10.36*

Cooperative Research Agreement between Rutgers and mPhase Technologies, Inc dated February 5, 2007

10.37*

Statement of Work Espial and mPhase Technologies, Inc dated February 22, 2007

10.38*

Payment Agreement between Espial and mPhase Technologies, Inc dated February 22, 2007

10.39*

Reseller Agreement between Steeleye Technologies and mPhase Technologies, Inc dated March 28, 2007

10.40*

Consulting Agreement between CT Nanobusiness Alliance and mPhase Technologies, Inc. dated May 10, 2007

10.41*

Escrow Agreement between Wilson Sonsini Goodrich & Rosati and mPhase Technologies, Inc dated May 2007

10.42*

Non-Exclusive Distribution Agreement between Netdialogue and mPhase Technologies, Inc. dated December 13, 2006

10.43*

Cooperative Research and Development Agreement between US Army Picatinny and mPhase Technologies, Inc dated December 20, 2006

10.44*

Amendment # 5 between Lucent Technologies Inc and mPhase Technologies, Inc.

10.45*

Private Equity Credit Agreement by and between mPhase Technologies, Inc. and Double U Master Fund LP. Dated as of June 27, 2007.

21*

List of Subsidiaries (incorporated by reference to Exhibit 21 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).

23.1*

Consents of Schuhalter, Coughlin & Suozzo, LLC dated August 31, 1998 and reference to Exhibit 23 to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no. 000-24969)).

23.2*

Consents of Schuhalter, Coughlin & Suozzo, LLC dated April 23, 1999 and Mauriello, Franklin & LoBrace, P.C. dated April 23, 1999 (incorporated by reference to Exhibit 23 to our registration statement

23.3*

Consent of Schuhalter, Coughlin & Suozzo, LLC dated August 13, 1999 (incorporated by reference to Exhibit 23.1 to our registration statement on Form SB-2 filed on August 13, 1999 (file no. 333-85147)). 23.4 Consent of Schuhalter, Coughlin & Suozzo, LLC.

23.5

Consent of Rosenberg Rich Baker Berman and Company.

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

 CONSOLIDATED FINANCIAL STATEMENTS

PAGE
Report of Rosenberg Rich Baker Berman & Company	F-1
Report of Arthur Andersen LLP	F-2
Report of Schuhalter, Coughlin & Suozzo, PC	F-3
Consolidated Balance Sheets as of June 30, 2006 and 2007	F-4
Consolidated Statements of Operations for the years ended June 30, 2005, 2006 and 2007 and for the period from inception (October 2, 1996) through June 30, 2007.	F-5
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period from inception (October 2, 1996) to June 30, 1997 and for each of the nine years in the period ended June 30, 2007	F6-F11
Consolidated Statements of Cash Flows for the years ended June 30, 2005, 2006 and 2007 and for the period from inception (October 2, 1996) through June 30, 2007.	F-12
Notes to Consolidated Financial Statements	F-13 F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of mPhase Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of mPhase Technologies, Inc. (a New Jersey corporation in the development stage) and subsidiaries as of June 30, 2007 and June 30, 2006, and the related consolidated statements of operations, changes in stockholders' equity (deficit), cash flows and Schedule II (Valuation and Qualifying Accounts, Item 14B) for each of the three years ended June 30, 2007 and for the period from inception (October 2, 1996) to June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of mPhase Technologies, Inc. for the period from inception to June 30, 2001. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from inception to June 30, 2001, included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of mPhase Technologies, Inc. and subsidiaries as of June 30, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 and for the period from inception to June 30, 2007, in conformity with accounting principles generally accepted in the United States.

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

September 27, 2007

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

Schuhalter, Coughlin & Suozzo, PC

Raritan, New Jersey

January 28, 1999

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2006	2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,359,925	$23,253
Accounts receivable	106,237	1,961
Subscriptions receivable		500,000
Inventories	161,270	505,910
Prepaid and other current assets	66,777	442,585

Total Current Assets	1,694,209	1,473,709

Property and equipment, net	350,120	282,801
Patents and licensing rights, net	87,579	51,140
Other assets	50,000	0
TOTAL ASSETS	$2,181,908	$1,807,650

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,638,322	$2,355,250
Accrued expenses	557,342	933,145
Due to related parties	274,271	852,405
Notes payable, related parties		321,000
Current portion of long-term debt	318,058	76,640
Deferred revenue		23,708
TOTAL CURRENT LIABILITIES	$2,787,993	$4,562,148

TOTAL LIABILITIES	$2,787,993	$4,562,148

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' DEFICIT

Common stock, par value $.01, 900,000,000 shares authorized
278,235,984 and 387,846,004 shares issued 278,222,234 and 387,832,254outstanding at June
30, 2006 and June 30, 2007, respectively	$2,782,360	$3,878,460
Additional paid in capital	148,079,585	162,100,718
Deferred Compensation		(414,084)
Deficit accumulated during development stage	(151,460,057)	(168,311,619)

Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	($606,085)	($2,754,4498)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,181,908	$1,807,650

The accompanying notes are an integral part of these Consolidated Financial Statements.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS

				(Date of
		For the Years Ended		Inception) to
		June 30,		June 30,
	2005	2006	2007	2007

REVENUES	$1,711,085	$975,482	$153,504	$22,449,111

COSTS AND EXPENSES
Cost of Sales	1,446,151	974,583	89,802	16,423,743
Research and Development (including non-
cash stock related charges of $0, $200,850, $92,600
and $2,410,119, for 2005, 2006, 2007 and
inception to date respectively)	5,127,438	8,034,964	6,393,215	57,972,417
General and Administrative (including non-
cash stock related charges of $2,948,083,
$6,075,573, $3,448,785 and $61,768,086 for 2005, 2006, 2007
and inception to date respectively)	6,579,761	11,121,235	8,684,053	105,440,145
Depreciation and Amortization	62,679	78,416	93,855	3,124,857

TOTAL COSTS AND EXPENSES	13,216,029	20,209,198	15,260,925	182,961,162

LOSS FROM OPERATIONS	(11,504,944)	(19,233,716)	(15,107,421)	(160,512,051)

OTHER INCOME (EXPENSE)
Interest Income (Expense), net	(110,469)	(34,569)	(18,310)	(168,451)
Other Income (Expense) net	381,089	(5,182,365)	(1,725,831)	(7,631,117)

TOTAL OTHER INCOME (EXPENSE)	270,620	(5,216,934)	(1,744,141)	(7,799,568)

NET LOSS	($11,234,324)	($24,450,650)	($16,851,562)	($168,311,619)

LOSS PER COMMON SHARE, basic and
diluted	($0.10)	($0.12)	($0.05)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, basic and
diluted	108,657,578	199,610,372	310,395,562

The accompanying notes are an integral part of these Consolidated Financial Statements.

mPHASE TECHNOLOGIES INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE ELEVEN YEARS
IN THE PERIOD ENDED JUNE 30, 2007

							Total
	Common			Additional	Deferred		Stockholders
	Stock	Par Value	Treasury	Paid-In	Compen	Accumulated	Equity
	Shares	0.01	Stock	Capital	sation	Deficit	(Deficit)
Balance, October 2, 1996
(date of inception).	1,140,427	$11,404		$459,753		($537,707)	($66,550)
Issuance of common stock of
Tecma Laboratories, Inc., for
100% of the Company.	6,600,000	66,000		(537,157)		537,707	66,550
Issuance of common stock, in
private placement, net of
offering costs of $138,931	594,270	5,943		752,531			758,474

Net loss						(781,246)	(781,246)

Balance, June 30, 1997	8,334,697	$83,347		$675,127		($781,246)	($22,772)
Issuance of common stock
with warrants, in private
placement, net of offering
costs of $84,065	999,502	9,995		791,874			801,869
Issuance of common stock
for services	300,000	3,000		147,000			150,000
Issuance of common stock in
connection with investment
in unconsolidated subsidiary	250,000	2,500		122,500			125,000
Repurchase of 13,750 shares
of common stock			(7,973)				(7,973)
Issuance of common stock
with warrants in private
placement, net of offering
costs of $121,138	1,095,512	10,955		659,191			670,146
Issuance of common stock
for financing services	100,000	1,000		(1,000)
Issuance of common stock in
consideration for 100% of the
common stock of Microphase
Telecommunications, Inc.	2,500,000	25,000		1,685,000			1,710,000

Net loss						(4,341,059)	(4,341,059)

Balance, June 30, 1998	13,579,711	$135,797	($7,973)	$4,079,692		($5,122,305)	($914,789)

The accompanying notes are an integral part of these Consolidated Financial Statements.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE ELEVEN YEARS
IN THE PERIOD ENDED JUNE 30, 2007

							Total
				Additional			Stockholders
	Common	Par Value	Treasury	Paid-In	Deferred	Accumulated	Equity
	Stock Shares	0.01	Stock	Capital	Compensation	Deficit	(Deficit)
Balance, June 30, 1998	13,579,711	$135,797	($7,973)	$4,079,692		($5,122,305)	($914,789)
Issuance of common stock
with warrants in private
placements,net of offering	3,120,000	31,200		2,981,800			3,013,000
Issuance of common stock for
services	1,599,332	15,993		8,744,873			8,760,866
Issuance of common stock
with warrants in private
placement,net of offering	642,000	6,420		1,553,227			1,559,647
Issuance of common stock in
private placement, net of
offering costs of $679,311	4,426,698	44,267		10,343,167			10,387,434
Issuance of stock options for
services				7,129,890			7,129,890
Issuance of warrants for
services				16,302			16,302
Deferred employee stock
option compensation					(140,000)		(140,000)

Net loss						(22,838,344)	(22,838,344)

Balance, June 30, 1999	23,367,741	$233,677	($7,973)	$34,848,951	($140,000)	($27,960,649)	$6,974,006
Issuance of common stock
and options in settlement	75,000	750		971,711			972,461

Issuance of common stock
upon exercise of warrants and
options	4,632,084	46,321		5,406,938			5,453,259
Issuance of common stock in
private placement, net of cash
offering costsof $200,000	1,000,000	10,000		3,790,000			3,800,000
Issuance of common stock in
private placement, net of cash
offering costs of $466,480	1,165,500	11,655		9,654,951			9,666,606
Issuance of common stock for
services	1,164,215	11,642		8,612,265			8,623,907
Issuance of options for
services				9,448,100			9,448,100
Deferred employee stock
option compensation				1,637,375	(1,637,375)		-
Amortization of deferred
employee stock option
compensation					551,707		551,707
Net loss						(38,161,542)	(38,161,542)
Balance, June 30, 2000	31,404,540	$314,045	($7,973)	$74,370,291	($1,225,668)	($66,122,191)	$7,328,504

The accompanying notes are an integral part of these Consolidated Financial Statements.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE ELEVEN YEARS
IN THE PERIOD ENDED JUNE 30, 2007

							Total
	Common			Additional			Stockholders
	Stock	Par Value	Treasury	Paid-In	Deferred	Accumulated	Equity
	Shares	0.01	Stock	Capital	Compensation	Deficit	(Deficit)

Balance, June 30, 2000	31,404,540	$ 314,045	($7,973)	$74,370,291	($1,225,668)	($66,122,191)	$7,328,504
Issuance of common stock
upon exercise of options	320,000	3,200		324,300			327,500
Issuance of common stock
with warrants in private
placements, net of cash
offering costs of $512,195	4,329,850	43,298		7,766,547			7,809,845
Issuance of common stock
for services	450,000	4,500		1,003,125			1,007,625
Issuance of options and
warrants for services				5,849,585			5,849,585

Deferred employee stock
option compensation				607,885	(607,885)
Amortization of deferred
employee stock option
compensation					1,120,278		1,120,278
Issuance of common stock
in settlement of debt to
directors and related
parties	4,840,077	48,402		2,371,637			2,420,039
Net Loss						(23,998,734)	(23,998,734)

Balance June 30, 2001	41,344,467	$ 413,445	($7,973)	$92,293,370	($713,275)	($90,120,925)	$1,864,642
Issuance of Common stock
with warrants in private
placement	6,980,643	69,807		1,903,943			1,973,750
Issuance of Common stock
for services	2,976,068	29,760		1,169,241			1,199,001
Issuance of options and
warrants for services				1,877,937			1,877,937
Cancellation of unearned
options to former
employees				(140,802)	140,802
Amortization of deferred
employee stock option
compensation					548,550		548,550

Issuance of common stock
and warrants in settlement
of debt to related parties
and strategic vendors	7,492,996	74,930		2,663,728			2,738,658
Sale of Common stock to
certain Officers and
Directors in private
placement	2,000,000	20,000		980,000			1,000,000
Issuance of Common stock
upon exercise of options	13,334	133		3,867			4,000
Net Loss						(11,249,387)	(11,249,387)

Balance, June 30, 2002	60,807,508	$608,075	($7,973)	$100,751,284	($23,923)	$ (101,370,312)	$ (42,849)

The accompanying notes are an integral part of these Consolidated Financial Statements.

mPHASE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE ELEVEN YEARS
IN THE PERIOD ENDED JUNE 30, 2007

							Total
	Common	Par		Additional			Stockholders
	Stock	Value	Treasury	Paid-In	Deferred	Accumulated	Equity
	Shares	0.01	Stock	Capital	Compensation	Deficit	(Deficit)

Balance, June 30, 2002	60,807,508	$608,075	($7,973)	$100,751,284	($23,923)	$ (101,370,312)	$ (42,849)

Issuance of Common stock with
warrants in private placement, net
of Cash offering costs of $124,687	4,296,680	42,967		1,121,351			1,164,318
Issuance of Common stock for
services	426,000	4,260		107,985			112,245
Issuance of options and warrants for
services				274,100			274,100

Amortization of deferred employee
stock option compensations					23,923		23,923

Issuance of common stock and
warrants in settlement of debt to
related parties and strategic vendors	5,923,333	59,233		1,826,329			1,885,562

Net Loss						(6,646,185)	(6,646,185)

Balance, June 30, 2003	71,453,521	$714,535	($7,973)	$104,081,049	$0	$(108,016,197)	$ (3,228,886)
Issuance of common stock with
warrants in private placement, net
of cash offering costs of $313,200	15,177,973	151,779		4,322,934			4,474,713
Issuance of common stock for
services	924,667	9,247		238,153			247,400
Issuance of options and warrants for
services				1,067,393			1,067,393
Issuance of common stock pursuant
to exercise of warrants	1,233,334	12,333		304,467			316,800
Issuance of common stock and
warrants in settlement of debt to
related parties and strategic vendors	110,467	1,105		1,962,099			1,963,204
Net Loss						(7,758,586)	(7,758,586)

Balance, June 30, 2004	88,899,962	$888,999	($7,973)	$ 111,976,095	$0	$ (115,775,083)	$ (2,917,962)

The accompanying notes are an integral part of these Consolidated Financial Statements.

mPHASE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE ELEVEN YEARS IN THE PERIOD ENDED JUNE 30, 2007

				Additional		Total
	Common	Par Value	Treasury	Paid-In	Accumulated	Stockholders
	Stock Shares	0.01	Stock	Capital	Deficit	Equity (Deficit)
Balance, June 30, 2004	88,899,962	$888,999	($7,973)	$111,976,095	($115,775,083)	$2,917,962
Issuance of Shares in
Private Placement	39,853,661	398,535		6,888,553		7,287,088
Issuance of in connection
with exercise of warrants	3,637,954	36,380		644,229		680,609
Conversion of Debt to
Common stock and
warrants	3,895,171	38,952		1,174,134		1,213,086
Options Awarded to
Consultants				2,191,043		2,191,043
Options Awarded to
Officers				625,290		625,290
Issuance of shares to
Officers and consultants
for services	1,151,000	11,510		322,500		334,010
Exercise of cashless
warrants	4,949,684	49,499		(49,499)
Exercise of warrants by
officers	1,770,400	17,704				17,704
Reparation of Private
Placement Offering	891,000	8,910		176,811		185,721
Net Loss					(11,234,324)	(11,234,324)

Balance June 30, 2005	145,048,832	$1,450,489	$(7,973)	$123.949,156	$(127,009,407)	$(1,617,735)

Issuance of common stock
pursuant to the exercise of
warrants, net of cash
expenses of $108,000	15,720,120	157,201		2,850,523		3,007,724

Issuance of common stock
with warrants in private
placements, net of cash
expenses of $674,567	72,786,897	727,868		9,329,781		10,057,649
Issuance of common stock
for services	11,500,000	115,000		2,324,000		2,439,000
Conversion of related
party and strategic vendor
debts to common stock
and warrants	3,331,864	33,319		556,681		590,000
Stock options awarded to
consultants, employees
and officers				3,837,423		3,837,423
Issuance of additional
shares and warrants to
effect revised pricing on
previous private offering
charged to expense	29,848,271	298,483		5,232,021		5,530,504
Net loss					(24,450,650)	(24,450,650)
Balance, June 30, 2006	278,235,984	$2,782,360	($7,973)	$148,079,585	($151,460,057)	($606,085)

The accompanying notes are an integral part of these Consolidated Financial Statements.

mPHASE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE ELEVEN YEARS IN THE PERIOD ENDED JUNE 30, 2007

							Total
				Additional			Shareholders
		$.01 Stated	Treasury	Paid in	Deferred	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Compensation	Deficit	Equity
Balance June 30,
2006	278,235,984	$2,782,360	($7,973)	$148,079,585		($151,460,057)	($606,085)
Issuance of common
stock pursuant to the
exercise of warrants
(net of cash expenses
of $150,000)	14,740,669	$147,406		$1,922,261			$2,069,667
Issuance of common
stock in private
placements, (net of
cash expenses of
$216,134)	47,958,060	$479,581		$5,711,788			$6,191,369
Issuance of common
stock for services	18,172,983	$181,730		$2,486,885	($627,250)		$2,041,365
Conversion of related
party and strategic
vendor debt to
common stock	6,073,728	$60,737		$930,972			$991,709
Issuance of
additional shares and
warrants to effect
repricing	22,664,580	$226,646		$1,647,374			$1,874,020
Stock options
awarded to
employees and
officers				$1,321,853			$1,321,853
Deferred stock
compensation					$213,166		$213,166
Net Loss						($16,851,562)	($16,851,562)
Balance June 30,
2007	387,846,004	$3,878,460	($7,973)	$162,100,718	($414,084)	($168,311,619)	($2,754,498)

The accompanying notes are an integral part of these Consolidated Financial Statements.

The accompanying notes are an integral part of these Consolidated Financial Statements.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				October 2, 1996
		For the Year ended		(Date of Inception)
		June 30,		To June 30,
	2005	2006	2007	2007

Cash Flow From Operating Activities:
Net Loss	($11,234,324)	($24,450,650)	($16,851,562)	($168,311,619)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	280,590	206,935	218,237	7,036,002
(Gain) loss on debt extinguishments	(418,696)			(772,216)
Loss on unconsolidated subsidiary				1,466,467
Non-cash charges relating to issuance of
common stock, common stock options and
warrants	3,336,064	6,276,423	3,363,218	62,434,594
Reparation charges		5,530,504	1,874,020	7,404,524
Other non cash charges including amortization
of deferred compensation			213,166	600,981
Changes in assets and liabilities:
Accounts receivable	(469,741)	887,604	104,276	425,915
Inventories	533,030	328,872	(344,640)	(510,471)
Prepaid expenses and other current assets	55,439	(41,155)	(375,808)	(361,524)
Other non-current assets	(50,000)	17,250	50,000	(559,932)

Accounts payable, Accrued expenses	(411,348)	785,006	2,084,440	8,781,254
Due to/from related parties
Microphase	257,348	(60,787)	154,122	2,730,394
Janifast	254,063	(485,556)	(104,088)	2,367,324
Officers	34,200	(23,400)	528,100	1,007,656
Lintel and other	37,411		23,708	530,180
Net cash used in operating activities	($7,795,964)	($11,028,954)	($9,062,811)	($75,730,471)

Cash Flow from Investing Activities:
Payments related to patents and licensing rights	($34,167)			($450,780)
Purchase of fixed assets	($121,476)	($340,493)	($114,480)	(3,217,555)
Net Cash (used) in investing activities	($155,643)	($340,493)	($114,480)	($3,668,335)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock and
exercises of options and warrants	$8,393,717	$13,065,375	$7,761,037	$79,692,605
Payments of notes payable	(65,970)	(372,479)	(241,418)	(901,704)
Advances from Microphase				347,840
Proceeds from notes payable - officers	535,000		321,000	1,286,000
Repayments of notes payable - officers	(650,000)	(314,709)		(994,709)
Repurchase of treasury stock at cost				(7,973)
Net increase (decrease) in cash	$261,140	$1,008,740	($1,336,672)	$23,253
CASH AND CASH EQUIVALENTS,
beginning of period	$90,045	$351,185	$1,359,925
CASH AND CASH EQUIVALENTS, end of
period	$351,185	$1,359,925	$23,253	$23,253

The accompanying notes are an integral part of these Consolidated Financial Statements.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

The Company is in the development stage and its present activities are focused on the commercial deployment of its TV+ products for delivery of broadcast IPTV, and DSL component products which include POTS splitters and a line of intelligent POTS splitter products and a new line of power cell batteries and electronic sensors (magnetometers) being developed through the use of Nanotechnology. Since mPhase is in the development stage, the accompanying consolidated financial statements should not be regarded as typical for normal operating periods.

2. LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

Through June 30, 2007, the Company had incurred development stage losses totaling $168,311,619, and at June 30, 2007 had a stockholders' deficit of ($2,754,498). At June 30, 2007, the Company had $23,253 of cash and $501,961 of receivables including $500,000 of subscriptions receivable which was received in July 2007.

The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) the successful wide scale development, deployment and marketing of its products.

The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2008 and continue its development and commercialization efforts. In addition, to the above financing activities, the following business initiatives are also ongoing and are expected to provide additional working capital to the Company.

The Company is currently negotiating with several organizations for the commencement of field trials that would lead to commercial sales of its broadcast television TV+ solution. In addition, it has had continuing discussion with various financing sources regarding the opportunities in nanotechnology. Management believes that the formation of Granita Media (IPTV) and AlwaysReady Inc (Nanotechnology) in July 2007, will enhance funding possibilities.

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
JUNE 30, 2007

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

STOCK BASED COMPENSATION
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

REVENUE RECOGNITION
As required, mPhase has adopted the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements," which provides guidelines on applying generally accepted accounting principles to revenue recognition based on the interpretations and practices of the SEC. The Company recognizes revenue for its POTS Splitter Shelf and other DSL component products at the time of shipment, at which time, no other significant obligations of the Company exist, other than normal warranty support. Revenue related to research agreements relative to its nanotechnology line are amortized over the term of the agreement on a straight line basis

BUSINESS CONCENTRATIONS AND CREDIT RISK
To date the Company's products have been sold to a limited number of customers, primarily in the telecommunications and defense industry. The Company had revenue from two customers of 48% and 22% during the fiscal year ended June 30, 2007. The Company had revenue from two customers of 36% and 16% during the fiscal year ended June 30, 2006.

Throughout the year, cash may exceed FDIC insured limits. The Company maintains cash balances at financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. Cash balances exceeded FDIC insured limits at June 30, 2006 and at times throughout the year ended June 30, 2007.

RESEARCH AND DEVELOPMENT
Research and Development cost are charged to operations when incurred. The amounts charged to expense for the years ended 2005, 2006, 2007 and inception to date were $5,127,438, $8,034,964, $6,393,215 and $57,972,417 respectively.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

PATENTS AND LICENSES
Patents and licenses are capitalized when mPhase determines there will be a future benefit derived from such assets, and are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset, generally five years. Amortization expense was $54,321, $55,987, and $36,439 for the years ended June 30, 2005, 2006, and 2007, respectively. The impairment test for the Company's patents and license rights resulted in the Company concluding that no impairment in addition to amortization previously recorded was necessary during the year ended June 30, 2007.

INVENTORIES
The Company uses the First In First Out method (FIFO) to account for inventory which is carried at cost As of June 30, 2007 Inventory consists primarily of component parts being assembled on location in anticipation of deployment of specific IPTV systems. Appropriate reserves have been taken to assure that the cost of such inventory does not exceed the value of the underlying contract.

LONG-LIVED ASSETS
In August 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which became effective for the Company July 1, 2002 for the fiscal years ended June 30, 2005, June 30, 2006 and June 30, 2007. The Company assesses long-term assets for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 144, the Company reviews long-term assets for impairment whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. The Company also assesses these assets for impairment based on their estimated future cash flows.

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

REPARATION EXPENSE
As an incentive for addition equity contributions, the Company will from time to time, adjust the cost of past private purchases of common stock through the issuance of additional shares in such magnitude as to reduce an investors cost to an average price that more closely approximates current market value. The market value of additional shares issued without cash investment are charged Reparation Expense, which is included in Other Expenses. Reparations expenses have amounted to $0, $5,530,504, $1,874,020 and $7,404,524 for the years ended 2005, 2006, 2007 and inception to date, respectively.

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

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 JUNE 30, 2007

SUPPLEMENTAL CASH FLOW INFORMATION

	2005	2006	2007

Interest Paid	$48,090	$34,569	$18,310
Non Cash Investing and Financing Activities:
Conversion of vendor debt to equity		$590,000	$991,709

4. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

	2006	2007
Research Equipment	$481,337	$470,939
Office and Marketing	73,255	195,900
Gross Cost	554,592	666,839
Less Accumulated Depreciation	(204,472)	(384,038)
Net Property and Equipment	$350,120	$282,801

Depreciation expense for the years ended June 30, 2005, 2006 and 2007 was $227,269, $150,948 and $181,798 respectively, of which $218,911, $128,519 and $124,382 respectively, relates to research laboratory and testing equipment included in research and development expense.

5. ACCRUED EXPENSES

   Accrued expenses consist of the following:

	2006	2007
Lucent Projects	$100,000	$400,000
Finders Fees	$0	$250,000
Other Projects	$457,342	$283,145
Total	$557,342	$933,145

 mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

6. LONG TERM DEBT

Long-term debt is comprised of the following:	June 30,	June 30,
	2006	2007

Note payable to law firm bearing 8% interest, originally monthly installments of $5,000 per month commencing in June 2002 and continuing through December 1, 2003 with a final payment of principal plus accrued interest due at maturity on December 31, 2003, this note was in arrears as of June 30, 2004 and the company negotiated a new settlement arrangement as of August 31, 2004. Under such settlement agreement, the Company made a $100,000 cash payment and gave a cashless warrant to purchase $150,000 worth of common stock valued at $.25 per share. In addition, the Company agreed to pay $25,000 on each of December 1, 2004, March 1, 2005, June 1, 2005, September 1, 2005 and $50,000 on December 1, 2005. Thereafter, the Company was obligated to pay $25,000 on each of March 1, 2006, June 1, 2006, September 1, 2006 with a final payment of $75,000 on December 1, 2006. The Company is currently in default of this agreement.

  (See also Note 8, Stockholders Equity)

	$125,000	$75,000

Note payable to vendor bearing 8% interest due in weekly payments of $5,000 including accrued interest. These payments commenced in January 2002 and originally were scheduled to continue until June 2004. This note was in arrears on June 30, 2006 and was included in current portion of long term debt.	$193,058	$0

Total	$318,058	$75,000

Less: Current portion	$318,058	$75,000
Long-Term Debt, non-current portion	$0	$0

7. STOCKHOLDERS' EQUITY

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

During the Fiscal Year Ending June 30, 2007 the following transactions impacted stockholders equity.

Private Placements:

During the quarter ended September 30, 2006, the Company issued 6,780,716 shares of its common stock together with 5,555,556 of 5 year warrants to purchase one share each of the Company's common stock, with an exercise price of $.18 per share in private placements generating net proceeds of $1,104,000.

During the quarter ended December 31, 2006, the Company issued 6,622,223 shares of its common stock together with 5 year warrants to purchase 1,388,889 of   the Company's common stock, with an exercise price of $.18 per share in private placements generating net proceeds of $833,866. Included in these amounts are finders fees paid in cash and 566,667 additional shares of common stock.

During the quarter ended March 31, 2007, the Company issued 14,973,083 shares of its common stock. Private placements generating net proceeds of $1,777,503; included in this amount is an estimate of finders fees to be paid of $209,000.

During the quarter ended June 30, 2007, the Company issued 19,582,038 shares of its common stock. Private placements generating net proceeds of $2,476,000; included in this amount is an estimate of finders fees to be paid of $41,000

Warrants Exercised:

During the quarter ended September 30, 2006, the Company issued 138,889 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $25,000 to the Company.

During the quarter ended December 31, 2006, the Company issued 12,101,780 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $1,669,667 to the Company. In addition, the Company issued to certain investors new 5 year warrants to purchase 11,111,112 of the Company's common stock, with exercise prices ranging from $.15 - $.18 per share.

During the quarter ended March 31, 2007, the Company issued 2,500,000 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $375,000 to the Company.

Options and Stock Based Compensation

During the twelve months ended June 30, 2007, the Company authorized the issuance of 10,455,000 in options and warrants of 2,821,113 to employees, officers, and consultants granting the right to purchase a like amount of common shares. Pursuant to the adoption of FAS 123(R), the Company recognized an expense in the amount of $1,321,853, all of which has been included in general and administrative expense. The fair value of options granted was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of ranging between 80% - 95%, based on a risk-free interest rate of 4.8% and expected option life of 5 years.

During the twelve months ended June 30, 2007, the Board of Directors authorized the issuance of 18,172,983 shares of common stock, with an aggregate value of $2,041,365 as compensation to consultants and employees. The stock value ranged in price from $.12 to $.20 per share, the fair value on the date of the awards.

Debt Conversions

During the twelve months ended June 30, 2007, the Company converted accounts payable of $991,709 into 6,073,728 shares of common stock.

Reparations

During the twelve month period ended June 30, 2007, the Company became obligated to issue 22,664,580 of its common stock as reparation to affect revised pricing on previous private placements. This additional consideration was afforded to past investors who agreed to make an additional cash investment as part of a new private placement. The cost of such consideration was estimated to be the fair value of such shares at the time of the investment $1,874,020.

During the Fiscal Year Ending June 30, 2006 the following transactions impacted stockholders equity.

Private Placements:

During the first fiscal quarter, the Company issued 4,648,625 unregistered shares together with 5 year warrants to purchase 4,648,625 shares at $.25 per share in a private placement pursuant to Rule 506 of Regulation D of the Securities Act of 1933 generating $920,000 of gross proceeds. Also during the quarter, the Company issued 9,877,000 shares of its common stock together with 5 year warrants to purchase a like amount of shares at $.20 per share in two private placement pursuant to Rule 506 of Regulation D of the Securities Act of 1933 generating $2,167,400 of gross proceeds.

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

During the fourth fiscal quarter the Company issued 1,250,000 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $250,000 to the Company.

Options and Stock Based Compensation

At various points during the fiscal year ended June 30, 2006, the Company issued stock options to employees and officers for the right to purchase 23,595,000 shares. Pursuant to the adoption of FAS 123(R), the Company recognized an expense in the amount of $3,837,423, all of which has been included in general and administrative expense. The fair value of options granted in 2007 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 108.5%, based on a risk-free interest rate of 4.4% and expected option life of 3 years.

During the fiscal year the Company issued to key employees and consultants common stock shares in the aggregate amount of 11,500,000 for services rendered. The value of such shares was determined based on the fair market value of the Company's stock on the date that such transaction was authorized. Accordingly, the Company, recorded a charge to earnings in the aggregate amount of $2,439,000.

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

Conversions, Settlements and Gain on Extinguishments

As a result of the preceding, during the three years ended June 30, 2007, extinguishments, cancellations and conversions of debt for issuance of the Company's common stock to related parties is summarized in Note 11 and amounts relating to strategic investors is summarized as follows:

	For the Years Ended June 30,
Equity Conversions of Debt with Strategic Vendors	2005	2006	2007

Number of Shares	635,296	3,331,864	6,073,728

Number of Warrants	1,356,696	3,277,778	0

Amount Converted to Equity	$426,894	$590,000	$991,709

Gain on Extinguishments of Debt	$418,696	$30,608	0

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

mPHASE TECHNOLOGIES, INC.

 (A Development Stage Company)

 June 30, 2007

7. STOCKHOLDERS' EQUITY - (Continued)

STOCK INCENTIVE PLANS

A summary of the stock option activity for the years ended June 30, 2006, 2007 pursuant to the terms of both plans, which include incentive stock options and non-qualified stock options, is set forth on the below:

	Number of Options	Weighed Average Exercise Price

Outstanding at June 30, 2005	24,259,833	$0.78
Granted	23,595,000	$0.19
Exercised
Cancelled/Expired	4,381,833	$0.87
Outstanding at June 30, 2006	43,473,000	$0.26
Granted	8,855,000	$0.21
Exercised
Cancelled/Expired	6,435,000	$0.81
Outstanding at June 30, 2007	45,893,000	$0.25

The fair value of options granted in fiscal year ended June 30, 2006 and 2007 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, an average life of 5 years, annual volatility of 108.5%  and 79% and a risk-free interest rate 4.4% and 4.8% in the years 2006 and 2007 respectively.

The per share weighted average fair value of stock options granted during 2005,  2006 and 2007 was $.35, $.16 and $.14 respectively. The per share weighted average remaining life of the options outstanding at June 30, 2005, 2006, and 2007 is 3.02, 3.58 and 3.4 years, respectively.

During fiscal 2006 the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for stock-based employee compensation, effective as of the beginning of the fiscal year Prior to Fiscal year end 2006 mPhase has elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options and certain compensating warrants granted to employees at fair market value. Had compensation expense for stock options granted under the Plan and certain warrants granted to employees in 2005, been determined based on fair value at the grant dates, mPhase's net loss for, 2005 would have been increased to the pro forma amounts shown below.

                                                                                                                         Twelve months ended June 30,

2005
Net loss, as reported	($11,234,324)
Add: Stock-based employee compensation expense net
included in report of net income, net of related tax effects	131,750
Deduct: Total stock-based employee compensation expense
determined under fair	(444,396)
value based method for all awards, net of related tax effects
Pro forma net loss	($11,546,970)
Loss per share:
Basic and diluted-as reported	($.10)
Basic and diluted-pro forma	($.11)

 mPHASE TECHNOLOGIES, INC.

 (A Development Stage Company)

 Notes to Consolidated Financial Statements

 June 30, 2007

7. STOCKHOLDERS' EQUITY - (Continued)

For the year ended June 30, 2006, the Company recorded non-cash charges totaling $3,837,423 in connection with the grant of 23,595,000 options to employees and consultants and the Company recorded non-cash charges of $2,439,000 relating to the issuance of stock for services of employees and consultants.

For the year ended June 30, 2007, the Company recorded non-cash charges totaling $1,321,853 in connection with the grant of 8,855,000 options to employees and consultants and the Company recorded non-cash charges of $2,041,365 relating to the issuance of stock for services of employees and consultants.

Charges related to options  are the result of the differences between the quoted market value of the Company's common stock on the date of grant and the exercise price for options issued to employees and Black-Scholes stock option pricing calculations for options issued to consultants

The following summarizes information about stock options outstanding at June 30, 2007:

RANGE OF	NUMBER	WEIGHTED	WEIGHTED	NUMBER	WEIGHTED
EXERCISE	OUTSTANDING	AVERAGE	AVERAGE	EXERCISABLE	AVERAGE
PRICE		REMAINING	EXERCISE		EXERCISE
		CONTRACTUAL	PRICE		PRICE
LIFE
$.13 - $.45	45,893,000	3.4 years	$.25	45,893,000	$.25

WARRANTS

During The fiscal year ended June 30, 2006 the company issued 105,468,248 of warrants at exercises prices ranging from $.17 to $.25.and 21,694,335 warrants expired or were cancelled. Such warrants were issued as part of investment units offered in private placements and as reparation to reduce the exercise price. Included in this amount is 950,000 and 4,322,222 issued to Janifast and Microphase respectively at $.18. In addition Mr. Smiley received 1,647,877 and 697,692 warrants to purchase common stock at $.21 and $.18 respectively.

During The fiscal year ended June 30, 2007 the company issued 19,862,781 of warrants at exercises prices ranging from $.17 to $.25.and 10,165,399 warrants expired or were cancelled. In addition the Company received a total of $2,069,667 through the exercise of 14,740,669 warrants.

 As of June 30, 2006 and 2007 warrants covering 157,108,199 and 150,818,245 shares remain outstanding with a weighted average exercise price of $.23 and $.22 respectively.

mPHASE TECHNOLOGIES, INC.

 (A Development Stage Company)

 Notes to Consolidated Financial Statements

  June 30, 2007

8. RELATED PARTY TRANSACTIONS

Mr. Durando, the President and CEO of mPhase and together with Mr. Ergul owns a controlling interest and is a director of Janifast Limited. Mr. Durando and Mr. Dotoli are officers of Microphase Corporation. Mr. Ergul, the chairman of the board of mPhase, owns a controlling interest and is a director of Microphase Corporation. Microphase, Janifast,

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. During the fiscal year ended June 30 2007, Mr. Biderman's current firm Eagle Advisers, Inc. has acted as a finder of money in connection with finder's fees of $520,000, as well as addition administrative and occupancy charges of $43,400

In addition, at various points during fiscal year ended June 30, 2007, Messrs. Durando, Dotoli and Smiley provided $650,000 in bridge loans to the Company which was evidenced by individual promissory notes. During December 2006, Messrs Durando and Dotoli agreed to convert their notes, in the amounts of $130,000 and $200,000 respectively, to a deferred compensation arrangement, the repayment terms of which have not been specified. Mr. Smiley has extended bridge loans to the Company of $160,000, evidenced by promissory notes for $101,000 and a $60,000 note with a 12% rate of interest. In summary, as of June 30, 2007, bridge loans outstanding were $85,000,$75,000 and $161,000 to the Messrs. Durando, Dotoli and Smiley, respectively. All of the foregoing promissory notes are payable on demand.

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

During the year ended June 30, 2007, Janifast agreed to converted$108,000 of debt into 830,000 shares of common stock and received 769,231 additional shares of stock as reparations.

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

 June 30, 2007

8. RELATED PARTY TRANSACTIONS - (continued)

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

 The Following Summaries Compensation to Related Parties for the Fiscal Year Ended June 30, 2007

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

										TOTAL
	Durando	Dotoli	Ergul	Biderman	Smiley	Guerino	Lawrence	Janifast	Microphase	RELATED

Consulting / Salary	$393,600	$282,000			$200,000					$875,600
Directors Stipend and Interest	$7,500	$7,538	$3,750	$3,750	$8,550	$3,750	$3,750			$38,588
Rent									$60,000	$60,000
R&D									$236,492	$236,492
Finders Fees (including common shares)				$520,000						$520,000
Cost of Sales and SG&A								$110,912	$36,342	$147,254
Reparations and Stock Based Compensation	$1,044,000	$555,000	$201,000	$16,800	$306,250	$14,700		$138,462		$2,276,212
Totals	$1,445,100	$844,538	$204,750	$540,550	$514,800	$18,450	$3,750	$249,374	$332,834	$4,154,146
PacketPort.com legal expense										$611,807
Total expense to related parties										$4,765,953

 The following summarizes compensation to related parties for the fiscal year ended June 30, 2006:

									TOTAL
	Durando	Dotoli	Ergul	Biderman	Smiley	Guerino	Janifast	Microphase	RELATED

Consulting/Salary	$643,600	$357,000		$39,000	$175,000				$1,214,600
Directors Stipend	$7,500	$7,500				$7,500			$22,500
Rent				$36,000				$204,444	$240,444
Cost of Sales/Royalty							$770,441	$32,014	$802,455
Loan Interest								$10,800	$10,800
R&D								$197,639	$197,639
SG&A								$86,923	$86,923
Estimated Value of Stock Issued	$1,260,000	$525,000	$210,000	$105,000	$331,213				$2,431,213
Estimated Value of Options Issued	$1,596,200	$836,400	$273,740	$85,890	$213,850	$56,990			$3,063,070
Reparations Shares							$834,633	$728,434	$1,563,067
Totals	$3,507,300	$1,725,900	$483,740	$265,890	$720,063	$64,490	$1,605,074	$1,260,254	$9,632,711

 Equity Conversions of Debt and Other Financial Instruments with Related Parties

Janifast:	2005	2006	2007
Number of shares	1,000,000	950,000	830,769
Number of warrants	1,000,000	950,000	0
Amount converted to equity	$200,000	$171,000	$108,000
Microphase Corporation:
Number of shares	1,250,000	2,050,000	0
Number of warrants	1,250,000	2,050,000	0
Amount converted to equity	$250,000	$369,000	$0
Strategic Vendor Conversions:
Number of shares	0	331,864	5,242,959
Number of warrants	0	277,778	0
Amount converted to equity	$0	$50,000	$1,996,561
Officers
Number of shares	1,009,875	0	0
Number of warrants (A)	1,009,875	0	0
Amount converted to equity	$201,975	$0	$0
Total Related Party Conversions
Number of shares	3,259,875	3,331,864	6,073,728
Number of warrants	3,259,875	3,277,778	0
Amount converted to equity	$651,975	$590,000	$2,104,561

9. INCOME TAXES

No provision has been made for corporate income taxes due to cumulative losses incurred. At June 30, 2007, mPhase has operating loss carryforwards of approximately $89.3 million and $88.7 million to offset future federal and state income taxes respectively, which expire at various times from 2016 through 2024. Certain changes in stock ownership can result in a limitation in the amount of net operating loss and tax credit carryovers that can be utilized each year.

mPHASE TECHNOLOGIES, INC.

 (A Development Stage Company)

 Notes to Consolidated Financial Statements

 June 30, 2007

10. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company has a lease obligation for the rental of office space in Little Falls New Jersey until March 31, 2012. Annual obligations under the lease require rent of $251,562 in each of the next fiscal years ending from June 30, 2008 to June 30, 2011 and $188,672 up March 31, 2012. In total such obligations amount to $1,133,669.

mPhase has entered into various agreements with Georgia Tech Research ("GTRC") and its affiliate, Georgia Tech Applied Research Corporation, ("GTARC"), pursuant to which the Company receives technical assistance in developing the commercialization of its Digital Video and Data Delivery System. The amount incurred by the Company for GTRC technical assistance with respect to its research and development activities during the years ended, 2005, 2006 and 2007 totaled $0, $0 and $0 respectively, and $13,539,952 from the period from inception through June 30, 2007.

mPhase was advised in April 2002 that following an investigation by the staff of the Securities and Exchange Commission, the staff intended to recommend that the Commission file a civil injunctive action against Packetport.com, Inc. (“Packetport”) and its Officer's and Directors. Such recommendation related to alleged civil violations by Packetport and such Officers and Directors of various sections of the Federal Securities Laws. The staff has alleged civil violations of Sections 5 and 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(d) of the Securities Exchanges Act of 1934. As noted in other public filings of mPhase, the Chief Executive Officer and Chief Operating Officer of mPhase also serve as Directors and Officers of Packetport. At that time these persons advised mPhase that they deny any violation of law on their part and intend to vigorously contest such recommendation or action, if any.

On November 15, 2005, the Commission filed a civil enforcement action against 6 individuals and 4 companies as a result of its investigation in federal district court in the State of Connecticut alleging various violations of the Securities Act of 1933 including Sections 5, Section 17(a) and the Securities Exchange Act of 1934 including Sections 10b, Rule 10b-5, Sections, 12,Section 13, Section 16 in connection with the purchase and sale of stock of Packetport in the period on or about December 14, 1999 into February of 2000. The defendants include the Chief Executive Officer and Chief Operating Officer of mPase as well as Microphase Corporation, a privately held Connecticut corporation that shares common management with mPhase. mPhase Technologies, Inc. is not named as a party in the enforcement action. The Chief Executive Officer and Chief Operating Officer of mPhase, and Microphase Corporation, each deny any violation of the law by each or any of them and intend to vigorously contest all charges set forth in such enforcement action by the Commission.

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

On April 4, 2007, the Securities and Exchange Commission filed a motion with the United States District Court requesting a reconsideration of the motion to dismiss granted by the Court  in favor of the defendants.

In a ruling dated May 23, 2007, the Judge Peter C. Dorsey granted the motion for reconsideration filed by the Securities and Exchange Commission and reversed his earlier ruling of March 21, 2007 and reinstated the case on the judicial calendar to proceed to trial. On August 17, 2007, such action was dismissed with prejudice against Durando with the approval by the SEC.

11. SUBSEQUENT EVENTS

On July 26, 2007, Mr. Durando provided a bridge loan of $55,000 to the Company. On August 13, 2007, Messrs. Durando, Dotoli and Smiley each provided bridge loans of $16,000 (or a total of $48,000) to the Company. On August 27, 2007, Messrs. Durando, Dotoli and Smile provided additional bridge loans to the Company of $19,000 (or total of $57,000) to the Company. Finally, at various points throughout the month of September, Messrs. Durando and Dotoli provided additional bridge loans of $92,500 and $2,100 respectively. Each of the bridge loans is evidenced by a Demand Promissory Note from the Company with an interest rate of 12%

On August 21, 2007, the Company announced that it had acquired from Mr. Durando, in exchange for a 12% demand promissory note in the principal amount of $110,000, a 10% interest in Sovereign Tracking Systems, LLC, a New Jersey limited liability company that holds the license for a patent for a Real-Time Location System to track high value assets. Mr. Durando had previously paid the amount of $110,000 to Mr. William A. Robinson, the owner of Sovereign Tracking Systems, LLC; Mr. Robinson will assign all rights, title and interest to the patent to Sovereign Tracking Systems, LLC.

Finally, effective July 1,2007, the Company formed two wholly owned subsidiaries to facilitate future financing and operations of two business units. Such subsidiaries are Granita Inc. which will operate the IPTV business and Always Ready Inc which will operate all Nanotechnology related business. Effective on that date all related assets and liabilities were transferred to those subsidiaries.

ITEM 13. Controls and Procedures

Under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c and of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the fiscal year ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 14B. VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II
mPHASE TECHNOLOGIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 30, 2007, 2006 and 2005

(In Thousands)

		Additions
	Balance at	Charged to	Charged to	Deductions	Balance at
	beginning	costs and	other		end of year
	of year	expenses	accounts
Year ended June 30, 2007	20			(20)	0
Allowance for doubtful accounts (deducted from accounts receivable)

Allowance for obsolescence (deducted from inventory, at cost)	0	47			47

Description
Year ended June 30, 2006

Allowance for doubtful accounts (deducted from accounts receivable)	$0	20			$20

Allowance for obsolescence (deducted from inventory, at cost)	$205			(205)	$0

Year ended June 30, 2005
Allowance for doubtful accounts (deducted from accounts receivable)	$0	0	0	0	$0

Allowance for obsolescence (deducted from inventory, at cost)	$388	0	0	(183)	$205

    SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: September 28, 2007	By:	/s/ RONALD A. DURANDO
Ronald A. Durando
President, CEO

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Necdet F. Ergul, Chairman of the Board	September 28, 2007
Ronald A. Durando, Chief Executive Officer, Director	September 28, 2007
Gustave T. Dotoli, Chief Operating Officer, Director	September 28, 2007
Martin S. Smiley, Chief Financial Officer	September 28, 2007
Anthony Guerino, Director	September 28, 2007
Abraham Biderman, Director	September 28, 2007
Victor Lawrence, Director	September 28, 2007