Form 10-Q
period 2007-09-30
MPHASE TECHNOLOGIES INC
filed 2007-11-14
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

  FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTER ENDED September 30, 2007

 COMMISSION FILE NO. 000-24969

 mPhase Technologies, Inc.
(Exact name of registrant as specified in its charter)

NEW JERSEY	22-2287503
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

587 CONNECTICUT AVE., NORWALK, CT	06854-1711
(Address of principal executive offices)	(Zip Code)

 ISSUER'S TELEPHONE NUMBER, (203) 838-2741

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BEFILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, DURING THE PRECEDING 12 MONTHS (OR FOR SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORT),AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES   ☒       NO  ☐

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF NOVEMBER 13, 2007 IS 393,725,016 SHARES, ALL OF ONE CLASS OF $.01 STATED VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

 INDEX

		PAGE

PART I	FINANCIAL INFORMATION

ITEM 1
	Consolidated Balance Sheets June 30, 2007 (Audited) and September 30, 2007 (Unaudited)	3
	Unaudited Consolidated Statements of Operations-Three months ended September 30, 2006 and 2007 and from October 2, 1996 (Date of Inception) to September 30, 2007	4
	Unaudited Consolidated Statement of Changes in Stockholders’ Equity (Deficit) Three months ended September 30, 2007	5
	Unaudited Consolidated Statement of Cash Flow-Three Months Ended September 30, 2006 and 2007 and from October 2, 1996 (Date of Inception) to September 30, 2007	6
	Notes to Consolidated Financial Statements	7-10

ITEM 2	Management's Discussion and Analysis of Financial Condition and Condition and Results of Operations	11

ITEM 3	Quantitative and Qualitative Disclosures about market risk	18

ITEM 4	CONTROLS AND PROCEDURES	18

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 2.	Changes in Securities	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits and Reports on Form 8-K	19

Signature Page		21

 mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	September 30,
	2007	2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,253	$247,254
Accounts receivable	1,961	1,993
Subscriptions receivable	500,000	0
Inventories	505,910	10,627
Prepaid and other current assets	442,585	184,939

Total Current Assets	1,473,709	444,813

Property and equipment, net	282,801	231,315
Patents and licensing rights, net	51,140	44,684
Other assets	0	110,000
TOTAL ASSETS	$1,807,650	$830,812

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,355,250	$2,371,232
Accrued expenses	933,145	791,666
Due to related parties	852,405	992,710
Notes payable, related parties	321,000	879,270
Short term notes	76,640	75,001
Convertible debt		154,000
Deferred revenue	23,708	9,483
TOTAL CURRENT LIABILITIES	$4,562,148	$5,273,362

TOTAL LIABILITIES	$4,562,148	$5,273,362

COMMITMENTS AND CONTINGENCIES (Note 7 )	-

STOCKHOLDERS' DEFICIT
Common stock, par value $.01, 900,000,000 shares authorized 387,846,008 and 391,736,304 shares issued and outstanding at June 30, 2007 and September 30, 2007, respectively	$3,878,460	$3,917,363
Additional paid in capital	162,100,718	162,952,987
Deferred compensation	(414,084)	(207,042)
Deficit accumulated during development stage	(168,311,619)	(171,097,885)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	($2,754,498)	($4,442,550)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,807,650	$830,812

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			(Date of
	For the Three Months Ended		Inception) to
	September 30,		September 30,
	2006	2007	2007

REVENUES	$105,846	$34,959	$22,484,070

COSTS AND EXPENSES
Cost of Sales	85,390	0	16,423,743
Research and Development (including non-cash stock related charges of $2,410,119 inception to date )	1,990,313	1,054,931	59,027,348
General and Administrative (including non-cash stock related charges of $693,371, $208,097 and $61,976,183 for the quarters ended 2006, 2007 and inception to date respectively)	1,961,832	1,496,784	106,936,929
Depreciation and Amortization	21,899	34,059	3,158,916

TOTAL COSTS AND EXPENSES	4,059,434	2,585,774	185,546,936

LOSS FROM OPERATIONS	(3,953,588)	(2,550,815)	(163,062,866)

OTHER INCOME (EXPENSE) net
Interest Income (Expense), net	(4,414)	(12,811)	(181,262)
Reparation and Other (Expense) net	0	(222,640)	(7,853,757)

TOTAL OTHER INCOME (EXPENSE)	(4,414)	(235,451)	(8,035,019)

NET LOSS	($3,958,002)	($2,786,266)	($171,097,885)

LOSS PER COMMON SHARE, basic and diluted	($0.01)	($0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	282,306,237	389,791,154

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
(Unaudited)

							Total
				Additional			Shareholders
		$.01 Stated	Treasury	Paid in	Deferred	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Compensation	Deficit	Equity
Balance June 30, 2007	387,846,004	$3,878,460	($7,973)	$162,100,718	($414,084)	($168,311,619)	($2,754,498)
Issuance of common stock in private placements	500,000	$5,000		$45,000			$50,000
Common shares issued in settlement of accrued expenses	1,019,200	$10,192		$89,808			$100,000
Issuance of additional shares effect re-pricing	2,371,100	$23,711		$202,407			$226,118
Stock options awarded to employees and officers				$1,054			$1,054
Deferred stock compensation					$207,042		$207,042
Investment in Granita				$514,000			$514,000
Net Loss						($2,786,266)	($2,786,266)
Balance September 30, 2007	391,736,304	$3,917,363	($7,973)	$162,952,987	($207,042)	($171,097,885)	($4,442,550)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flow
(Unaudited)

			October 2, 1996
	Three Months Ended		(Date of Inception)
	September 30,		To September 30,
	2006	2007	2007

Cash Flow From Operating Activities:
Net Loss	($3,958,002)	($2,786,266)	($171,097,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,728	57,942	$7,093,944
(Gain) loss on debt extinguishments			($772,216)
Loss on unconsolidated subsidiary			$1,466,467
Non-cash charges relating to issuance of common stock, common stock options and warrants	693,371	1,054	$62,435,648
Reparation charges		226,118	$7,630,642
Other non cash charges including amortization of deferred compensation		$207,042	$808,023
Changes in assets and liabilities:
Accounts receivable	104,097	(32)	$425,883
Inventory impairment (included in R&D expense)	(16,536)	495,283	($15,188)
Prepaid expenses and other current assets	6,413	257,646	($103,878)
Other			($559,932)
Accounts payable, Accrued expenses, Deferred revenue	463,520	(39,722)	$8,741,532
Due to/from related parties
Microphase			$2,730,394
Janifast			$2,367,324
Officers	(112,309)	(157,865)	$849,791
Lintel and other		(14,225)	$515,955

Net cash used in operating activities	($2,764,718)	($1,753,025)	($77,483,496)

Cash Flow from Investing Activities:
Payments related to patents and licensing rights	-		($450,780)
Purchase of fixed assets	($2,058)		($3,217,555)
Net Cash (used) in investing activities	($2,058)	$0	($3,668,335)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock, exercises warrants and finders fees .net	$1,129,000	$550,000	$80,242,605
Short tern notes payable	(25,000)	450,531	($451,173)
Advances from Microphase			$347,840
Proceeds from notes payable - officers	303,000	462,495	$753,786
Sale of minority interest in subsidiary		514,000	$514,000
Repurchase of treasury stock at cost			($7,973)
Net cash provided by financing activities	$1,407,000	$1,977,026	$81,399,085

Net increase (decrease) in cash	($1,359,776)	$224,001	$247,254

CASH AND CASH EQUIVALENTS, beginning of period	$1,359,925	$23,253

CASH AND CASH EQUIVALENTS, end of period	$149	$247,254	$247,254

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - mPhase Technologies, Inc. (the "Company") was organized on October 2, 1996 and is in the development stage, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company's present activities are focused on the commercial deployment of its proprietary IPTV or TV+ solution and DSL component products. The Company is also engaged in exploratory research though Lucent Technologies Inc. of electronic sensors and power cells (nanotechnology). Since mPhase is in the development stage, the accompanying consolidated financial statements should not be regarded as typical for normal operating periods.

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ending September 30, 2007 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2007.

Through September 30, 2007, the Company had incurred cumulative (a) development stage losses totaling approximately $171,097,885, (b) stockholders' deficit of $4,442,550, and (c) negative cash flow from operations equal to $77,483,496. At September 30, 2007, the Company had $247,254 of cash and $1.993 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and(3) allow the successful wide scale development, deployment and marketing of its products.

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

SUPPLEMENTAL CASH FLOW INFORMATION
For the three months ended Sept, 30

	2006	2007

Interest Accrued	$4,414	$10,261
Non Cash Investing and Financing Activities:
Common stock issued in setlement of accrued expenses		$100,000
Assumption of Sovereign note payable		$110,000

3.  RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase's President, Chief Operating Officer and Chairman of the Board of the Company are also officers of Microphase and mPhase's President and Chairman of the Board are shareholders of Microphase. On  May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services has been $5,000 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis. During the three months ended September 30, 2006 and 2007 and from inception (October 2, 1996), $56,339, $59,054 and $9,062,664 respectively, have been charged to expense.

As a result of the foregoing transactions as of September 30, 2007, the Company had a $292,288 payable to Microphase.

JANIFAST LTD.

The Company purchases products and incurs certain research and development expenses with Janifast Ltd., which is owned by U.S. Janifast Holdings, Ltd., a company in which three directors of mPhase are significant shareholders and one is an officer, in connection with the manufacturing of POTS Splitter shelves and component products including cards and filters sold by the Company.

During the three months ended September 30, 2006 and 2007 and the period from inception (October 2, 1996), $134,115, $0, and $16,031,811 respectively, have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations.

As a result of the foregoing transactions as of September 30, 2007, the Company did  not have any significant balance payable to Janifast

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company .At year end June 30, 2007, Mr. Biderman's  affiliated firm of Palladium Capital Advisors was owed unpaid finders fees in the amount of $250,000. During the three months ended September 30, 2007 a portion of such fees ($100,000) was paid through the issuance of common stock and the remainder ($150,000) unpaid.

In addition, at various points during the current quarter and at various points during the past fiscal year the Messrs, Durando, Dotoli and Smiley provided bridge loans to the Company, evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand . The following is a summary of such activity during the quarter ended September 30, 2007.

In addition to the above a short term loan of $298,170 was extended to Granita Media Inc from an employee officer of that company. (See Note re. Granita Media Inc)

Summary of Transactions with Related Parties
 Three months ended September 30,2007

	RON	GUS	MARTIN
	DURANDO	DOTOLI	SMILEY	TOTAL
NOTES PAYABLE OFFICERS
BALANCE 6/30/07	$85,000	$75,000	$161,000	$321,000
July 2007 Advances (Payments)	($30,000)	($75,000)		($105,000)
August 2007 Advances (Payments)	$35,000	$75,100	$35,000	$145,100
Sept 2007 Advances (Payments)	$110,000			$110,000
Assumption of Note Payable- Sovereign	$110,000			$110,000
BALANCE Notes Payable Officers 9/30/07	$310,000	$75,100	$196,000	$581,100

Deferred Compensation	$130,000	$200,000		$330,000

Due To Officers
BALANCE 6/30/07	$188,400	$75,500		$263,900
Consulting Fee Earned	$98,400	$70,500		$168,900
Consulting Fees Deferred	($39,500)	($32,500)		($72,000)
Balance Due to Officers 9/30/07	$247,300	$113,500		$360,800

Interest Payable	$2,550	$350	$6,950	$9,850
Totals Payable to Officers	$689,850	$388,950	$202,950	$1,281,750

COMPENSATION
Consulting / Salary	$98,400	$70,500	$50,000	$218,900
Interest	$2,550	$350	$6,950	$9,850
Stock Based Compensation	$0	$0	$0	$0
Total Compensation Officers	$100,950	$70,850	$56,950	$228,750

4. EQUITY TRANSACTIONS AND CONVERTIBLE DEBT

Private Placements

During the quarter ended September 30, 2007, the Company issued 500,000 shares of its common stock at $.10 per share in private placements generating net proceeds of $50,000

Other Equity Transactions

During the three months ended September 30, 2007, the Company issued 35,000 of options to purchase common stock valued at $1,054 to employees and issued 2,371,100 shares of common stock valued at $226,117 to reflect repricing agreements. In addition, 1,109,200 shares were issued to pay for finders fees valued at $100,000.

Investment in Granita Media inc

An investment of $514,000 was received by Granita Media Inc, a subsidiary formed July 1, 2007 to operate its IPTV business. Since the company remains the controlling shareholder in Granita Media and such results are consolidated, this investment is shown as additional paid in capital. (see note 5)

Convertible Debt

In September, 2007, the Company received proceeds $154,000 of convertible debt bearing interest at an annual rate of 15% AND due September 1, 2008. Such debt may be converted into the Company’s common shares at a price equal to a 20% discount from the 20 day average bid and ask price over a twenty consecutive days. Such election is at the option of the Company on September 1, 2008.

5. GRANITA MEDIA

Effective July 1, 2007, the company formed Granita Media, Inc. to separate its IPTV business and facilitate the raising of capital. Several employees of mPhase became employees of Granita Media Inc and invested solely in the common stock of Granita Media Inc.  Employee equity amounted to $389,000 of the total $514,000 equity raised . In addition, on September 26, 2007 an employee officer of Granita provided short term financing evidenced by a note payable in the amount of $298,170. Such note bears a 12% interest rate and carries an extended maturity date of December 31, 2007. On October 2, 2007, $130,000 of such loan was repaid. It is estimated that Granita Media incurred a net loss of $1,110,000 for the three months ended September 30, 2007, had cash of $227,000 (prior to repayment of $130,000 loan) and was past due on payables to key vendors.  As of Septmeber 30, 2007 Granita Media had 19,000,000 shares of common stock outstanding of which 18,000,000 was owned by mPhase Technologies, Inc. and 1,000,000 issued to the executive management of Granita Media.

Subsequent event related to Granita Media. In October, 2007 Granita Media  received  notice that its test system being deployed at Comstar  Odyessa has failed  trials and was being rejected. This event prompted a review of mPhase’s continued involvement in the IPTV business segment and the layoff of all Granita Media employees until such a strategic review of further involvement in this business segment is completed.

6. INVESTMENT IN SOVEREIGN TRACKING SYSTEMS

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

7. COMMITMENTS AND CONTINGENCIES

The Company has a lease obligation for the rental of office space in Little Falls New Jersey until March 31, 2012. Annual obligations under the lease require rent of $251,562 in each of the next fiscal years ending from June 30, 2008 to June 30, 2011 and $188,672 up March 31, 2012. In total such obligations amount to $1,133,669.

mPhase has entered into various agreements with Georgia Tech Research ("GTRC") and its affiliate, Georgia Tech Applied Research Corporation, ("GTARC"), pursuant to which the Company receives technical assistance in developing the commercialization of its Digital Video and Data Delivery System. The amount incurred by the Company for GTRC technical assistance with respect to its research and development activities during the years ended, 2006 and 2007 totaled $0 and $0 respectively, and $13,539,952 from the period from inception through June 30, 2007.

Other Research Contracts with various vendors including Lucent Technologies are no longer in force and are currently being renegotiated.

7. SUBSEQUENT EVENTS

Packetport

On October 19, 2007, in connection with the settlement and dismissal of a civil law suit originally filed on November 16, 2005 by the Securities and Exchange Commission in the Federal District Court in the District of Connecticut, the SEC issued a Cease and Desist Order and certain remedial sanctions against two officers of mPhase Technologies, Inc. (the "Company"). The civil suit was filed against Packport.com, Inc. a Nevada corporation, Microphase Corporation, a Connecticut corporation, a company that provides administrative services to the Company and shares common management with the Company, and others. The two officers of the Company are Mr. Ronald A. Durando, President and Chief Executive Officer and Mr. Gustave T. Dotoli, the Chief Operating Officer. The Civil suit by the SEC named as respondents were Mr. Durando, Mr. Dotoli and others in connection with their activities as officers and directors of Packetport.com. The Company was not named as a party to the civil suit. More information regarding the detailed terms of the settlement can be found in SEC release No 8858 dated October 18, 2007 promulgated under the Securities Act of 1933 and SEC Release No. 56672 dated October 18,2007 promulgated pursuant to the Securities Exchange Act of 1934.

Mr. Durando and Mr. Dotoli will continue to serve as officers and directors of the Company. Mr. Durando and Mr. Dotoli together with Microphase corporation and others without admitting or denying the findings of the SEC, except as to jurisdiction and subject matter, have consented to the entry of the Order Instituting Cease-and Desist Proceedings, Making findings and Imposing a Cease and Desist Order and Remedial Sanctions pursuant to Section 8A of the Securities Exchange Act of 1933 and Section 21C of the Securities Exchange Act of 1934.

Other Matters

During the month of October, 2007, the Company received a total of $48,000 from investors in a Private Placement pursuant to Rule 506 of Resolution D and the Securities Act of 1933 In addition officers of the Company continued to provide working capital by extending short-term loans in the amount of $108,000.

Mr. Necdet F. Ergul has retired from the Board of Directors of mPhase Technologies, Inc. effective November 2, 2007. Mr. Ergul is 84 years old.

mPhase Technologies, Inc. announced on November 6, 2007 that it has terminated with Double U. Master Fund, L.P., a limited partnership organized under the laws of the British Virgin Islands, a Private Equity Credit Agreement for an aggregate of up to $6 million in financing through the sale, from time to time of the common stock of mPhase.

mPhase Technologies, Inc. and its wholly-owned subsidiary, Always Ready, Inc. terminated its engagement with Source Capital Group to arrange financing for Always Ready, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors, which have affected mPhase's financial position and should be read in conjunction with the accompanying financial statements, financial data, and the related notes.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE LITIGATIONREFORM ACT OF 1995:

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

RESULTS OF OPERATIONS

OVERVIEW

mPhase, a New Jersey corporation, founded in 1996 is a publicly-held company with over 18,000 shareholders and approximately 397 million shares of common stock outstanding. The Company's common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. We are headquartered in Norwalk, Connecticut with offices in Little Falls, NJ and New York, N.Y. mPhase shares common office space with Microphase Corporation, a privately held company. Microphase is a leader in the field of radio frequency and filtering technologies within the defense and telecommunications industry. It has been in operation for over 50 years and supports mPhase with both engineering and administrative and financial resources as needed.

 mPhase is a developer of broadband communications products, specifically, IPTV with its new focus on Targeted Advertising for Broadcast Television delivery by telecommunications service providers plus digital subscriber line (DSL) products for telecommunications service providers around the world. In February of 2004 mPhase entered into the new and emerging area of NanoTechnology. Since our inception in 1996 we have been a development-stage company and operating activities have related primarily to research and development, establishing third-party manufacturing relationships and developing product brand recognition among telecommunications service providers.

Description of Operations

Since our inception in 1996 our primary activities through fiscal year 2003 consisted of designing, manufacturing and testing our flagship products designed to enable telephone service providers to deliver digital broadcast television over DSL. Fiscal years 2004 and 2005 marked a significant shift of the Company's focus, in response to technology advancements with respect to the delivery of video data using internet protocol. The Company has shifted it telecommunications solution focus from technology for the delivery of broadcast television high speed internet and voice over DSL to the development of middleware/software for carrier class delivery of IP TV over copper, fiber, coax or any infrastructure representing a combination of the foregoing that is used by a telecommunications service provider.  The Company, is currently, through its Granitia Media, Inc, subsidiary seeking to provide for Targeted Advertising as part of its IPTV solution.. We have not, as yet, derived any significant revenue from our TV+ solution, which is the culmination of several earlier versions that have been changed to accommodate the latest in technological innovation and market demand for IPTV. The Company's recent entry into the field of nanotechnology is focused upon exploratory development of batteries with significantly longer shelf lives and enhanced capabilities and magnetometer sensor devices with potentially wide applicability for both military and commercial security applications. In order to conserve financial resources, the Company is currently focusing its nanotechnology research exclusively on its nano battery product.

The Company believes that such development is consistent with its strategy of being a pioneer of high growth technology products and potentially diversifies its product mix.

For mPhase the development of the TV+ software enhanced with Targeted Advertising marks a change in the Company’s core product line from attempting to deliver IPTV middleware alone to telecommunications service providers.

The current release of the TV+ solution, utilizes a communications framework based upon Internet Protocol (IP) instead of Asynchronous Transfer Mode (ATM) that is utilized in prior releases. ATM is an industry standard for transportation of data based upon a packaging of information into a fixed-size cell format for transportation across networks. Many telecommunications service providers currently deploy equipment that handles this protocol because it can support voice, video, data and multimedia applications simultaneously with a high degree of reliability. IP is another transport protocol that maintains network information and routes packets across networks. IP packets are larger and can hold more data than ATM cells. Historically, there have been concerns that service providers would be unable to provide the same quality of service with IP because it is not optimized for time-sensitive signals such as broadcast television and voice. Nevertheless, there is a greater demand by telecommunication service providers for IP systems for delivery of television, voice and high-speed data because such systems are significantly more cost effective to deploy based upon greater scalability.

The current release of the TV+ solution is a system management software/middleware product that will operate with DSLAM's of major vendors. The current release of the TV system will also be able to send multiple TV channels over both fiber, coax as well as down a single DSL line over copper using ADSL2 supported DSLAM'sand be capable of delivery of Video on Demand. Our TV+ solution is an open standards-based, carrier class technology with tremendous scalability and enables a telecommunications service provider to custom tailor the deployment of feature rich IP television, high speed internet and voice. Such solution enables a telecommunications service provider to significantly enhance revenue, margins with a very high rate of return as compared to the traditional economics for delivery of telephone voice services only. In addition, Teleco's around the world are under increased pressure to delivery multiple converged services in order to retain their traditional telephone voice customers. The TV+ solution may be used in combination with any vendors set top box designed for the delivery of IP TV and the DSLAM's of all major vendors. The solution allows a service provider to start small and test its take rate among customers with a maximum of flexibility of design, features and cost allowing it to enter the market for converged services to its customers on an optimal basis.

mPhase has transformed itself from a developer of closed end proprietary technology for the delivery of TV over DSL to a Company that has developed a carrier class middleware/software solution for the delivery of IP TV using a standards-based platform designed to provide telecommunications with maximum flexibility in system configuration with components from all major vendors. mPhase's current IPTV solution is designed to be used over fiber, coax and copper or any combination thereof currently deployed by a telecommunications service provider. In addition our IPTV solution may be used with other telecommunications transport technology such as Multicast Routers instead of DSLAM's for the delivery of voice, data and IPTV. The Company currently has 5 patent’s pending with respect to its IPTV solution and is, as noted above, is seeking to enhance its IPTV solution with Targeted Advertising capabilities.

mPhase DSL Component Products. mPhase is currently seeking to use the combination of capabilities of Microphase and Janifast Ltd. to develop a new line of customer premises splitters for VDSL (Very Fast DSL) to address what appears to be anew and evolving market in DSL components.

Nanotechnology

Effective February 3, 2004, mPhase has entered into a Development Agreement with Lucent Technologies, Inc. to commercialize the use of nano power cell technology. The initial agreement was for a 12 month period of exploratory development at the cost of $100,000 per month of a new form of power cell having a shelf life far in excess of conventional battery technology. In March of 2005 the Company extended such Agreement for another 12 months at the cost of $100,000 per month to continued envelopment of the nano power cell product. We believe that this arrangement with the Bell Labs division of Lucent will give mPhase the opportunity to develop and offer breakthrough battery technology and other potential applications, initially to the government market for defense and homeland security and ultimately to the commercial market. It is anticipated that the initial applications for nano power cells will address the need to supply emergency and reserve power to a broad range of products for the defense department.

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

On March 10, 2005 the Company announced and agreement with the Bell Labs research and development arm of Lucent Technologies, Inc. to co develop using the science of nanotechnology and commercialize uncooled magnetic ultra-sensitive sensors for a host of defense and civilian applications. The sensors, technically referred to as magnetometers, are based upon Micro Electro Mechanical Systems (MEMS) using designs based upon fundamental breakthroughs made in the past few years at Bell Labs as part of the New Jersey Nanotechnology Consortium. Initial tests of theses MEMS magnetometers indicate sensitivities 1000 times those achieved in presently available uncooled magnetometers. Such devices are designed to create a new generation of ultra sensitive magnetic field sensors that will enable military combatants to detect with greater accuracy and range hostile military forces. Commercial applications may include inexpensive navigational components for mobile phones to sensing devices for identification used in homeland security products, as well as sensors used in diagnostic systems for detection of metal fatigue for numerous industrial applications. The Company currently has suspended development of the magnetometer to conserve financial resources.

Nano Battery:

mPhase Technologies along with its partner Lucent/Bell Labs, has been jointly conducting research since February 2004 that demonstrates control and manipulation of fluids on superhydrophobic surfaces to create power cells by controlling wetting behavior of electrolyte on nano structured electrode surfaces. The scientific research conducted this year has set the ground work for continued exploration in the development of intelligent nanotechnology power cells (nano-batteries), and forms a path to commercialization of the technology for a broad range of market opportunities. During the first half of 2005 the battery team has been testing modifications and enhancements to the internal design of the battery to optimize its power and energy density characteristics, as well as making engineering improvements that will assist in making the battery easier to manufacture when the project reaches that level of maturity.

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

In July of 2007 the Company announced that it has received from the U.S. Army a small business transfer grant to develop its battery product.

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

Magnetometers work by sensing changes in magnetic fields due to the motion of magnetic objects or changes in electrical currents generated by those objects. The magnetometer detects these objects by measuring time-varying magnetic signals that are superimposed on the combination of earth's background field (used to orient compasses) and static magnetic fields due to near by magnetic objects.

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

The Benefits of MEMS- Commercial magnetometers using purely electronic detection, such as Hall, magneto-resistance or flux-gate devices, have sensitivities limited by their electronic Q-factor. This Q-factor depends on the natural electrical resistance, or electronic friction, of the metal in the circuit. For room-temperature operations it is therefore difficult to reduce the electrical Q-factor. Mechanical resonators made from semiconductor-grade silicon, on the other hand, exhibit mechanical Q-factors, approaching 100,000 at room temperature. In all, these new, smaller and less costly magnetometers should be100-1000 times more sensitive than existing commercial devices, thus enabling a new class of sensor systems that mPhase plans on commercializing.

The mPhase and Lucent magnetometer team has successfully reached an early milestone and have produced a number MEM based sensor samples from the clean room facilities and are working on integrating them into the surrounding electronic circuitry so that measurement, characterization and sensitivity testing can be conducted.

Revenues. To date, all material revenues have been generated from sales of the POTS Splitter Shelves and other DSL component products to a small number of telecommunications companies. mPhase believes that future revenues are difficult to predict because of "the length and variability of the commercial roll-out of the IPTV to various telecommunications service providers and the recent strategic refocus on adding Targeted Advertising capabilities to its IPTV solution and (ii) the Company's recent entry into the NanoTechnology business. Since the Company believes that there may be a significant international market for its TV+ IPTV solution involving many different countries, with different regulations, certifications and commercial practices than the United States, future revenues are highly subject to the changing variables and uncertainties. Additionally, the recent instability of the telecommunications market evidenced by reduction in capital spending across the whole in the telecom sector contributes to our difficulty in accurately predicting future revenues.

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

Research and development. Research and development expenses consist principally of the payments made to Microphase, Lucent and other third party vendor involved in the development of, the TV+ IPTV solution and nanotechnology products. The IPTV+ solution consists primarily of middleware/software designed for the delivery of feature rich, carrier class, broadcast TV, high speed internet and voice by telecommunications service providers open using standards based equipment and transport configurations. All research and development costs are expensed as incurred. The Company is currently shifting its commercial development of its nanotechnology battery products from Lucent Technologies to certain foundries capable of providing critical out sourcing assistance.

General and administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for personnel engaged in direct marketing of the TV+ solution for IPTV and its nanotechnology product line, legal and accounting personnel. Certain administrative activities are outsourced on a monthly fee basis to Microphase and mPhase leases its principal office in Norwalk, Connecticut from Microphase.

Non-Cash compensation charges. The Company makes extensive use of stock options and warrants as a form of compensation to employees, directors and outside consultants. We incurred non-cash compensation charges totaling $62,435,648 from inception (October 2, 1996) through September 30, 2007.

Cumulative losses, net worth and capital needs

The Company has incurred cumulative (a) development stage losses of $171,097,885, and (b negative cash flow from operations of $77,483,496. The auditors report for the fiscal year ended June 30, 2007 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". Management estimates that the Company needs to raise approximately $10  million  during the next 12 months to continue its present level of operations. As of September 30, 2007, the Company had a negative net worth of ($4,442,550) compared to a negative net worth of ($2,754,498) as of June 30, 2007 as a result of continuing  net losses.

The Company has shifted its development of its TV+ solution from IPTV middleware on a stand-alone basis to middleware that contains TARGETED ADVERTISING features. The Company further believes that an increase in capital expenditures in the telecommunications industry will also increase sales and improve the Company's margins as well as increase the probability that the Company will attain profitability. The Company does not expect to derive any material revenue from its Nanotechnology product development until fiscal year 2009

THREE MONTHS ENDED September 30, 2007 VS. September 30, 2006

REVENUE

Total revenues were $34,959 for the three months ended September 30, 2007 compared to $105,846 for the three months ended September 30, 2006. The decrease from was primarily attributable to a decreased demand of the Company's POTS Splitter product line.  In the current quarter, revenue is primarily related to research arrangements for nanotechnology products

COST OF REVENUES

Cost of sales was $0 for the three months ended September 30, 2006 as compared to $85,390 in the comparable prior period in 2006, as a result of the decline of sales referred to above.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1,054,931 for the three months ended September 30, 2007 as compared to $1,990,313 during the comparable period in 2006 or a decrease of $935,382. This decreased spending is a result of limited resources in both its IPTV business and nanotechnology operations. In addition, development and testing of the TV+ product, for a Ukranian telecommunications (Comstar/Odessa) provider has been terminated. As a consequence, the Company wrote off approximately $500,000 of inventory related to the Comstar/Odessa project. Agreements regarding exploratory development activity of the new magnetometer as well as the power cell products using the science of Nanotechnology are being negotiated and transferred from Lucent to new outsourcing entities and as such expenditures have been delayed.

Subject to available funds the Company expects to continue its research and development efforts throughout fiscal year 2008. Such research is expected to be concentrated in the field of nanotechnology and may include agreements with Lucent and other research  providers as necessary. The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for the defense department. In addition the Company plans to continue its research and development efforts with respect to the magnetometer product line using the science of Nanotechnology.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

 Selling, general and administrative (SG&A) expenses were $1,496,784 for the three months ending September 30, 2007 down from $1,961,832 or a decrease of $465,048 from the comparable period in 2006. The decrease in SG&A expense is primarily the result of non-cash charges relating to the issues of common stock and options to employees and consultants. During the quarter ended September 30, 2007 the Company recorded $1,054 of such expense versus $693,371 in the comparable quarter on 2006.

OTHER EXPENSE

Such expenses are primarily the result of reparation cost to affect re-pricing of equity securities.

NET LOSS

The Company recorded a net loss of $2,786,266 for the three months ended September 30, 2007 as compared to a loss of $3,958,002 for the three months ended September 30, 2006. This represents a loss per common share of $.01 for the three month period ended September 30, 2007 as compared to a loss per common share of $.01 for the three months ending September 30, 2006; based upon weighted average common shares outstanding of 389,791,154 and 282,306,237 respectively. The decrease in losses is primarily a result of limited financial resources affecting our overall research and administrative activities and a decline in stock based compensation. Offsetting such reductions is approximately $500,000 of inventory reserves in connection with the Comstar/Odessa project.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

All revenue included in the accompanying consolidated statements of operations for all periods presented relates to sales of mPhase's POTS Splitter Shelves and DSL component products.

As required, mPhase has adopted the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101,"Revenue Recognition in Financial Statements", which provides guidelines on applying generally accepted accounting principals to revenue recognition based upon the interpretations and practices of the SEC. The Company recognizes revenue for its POTS Splitter Shelf and Other DSL component products at the time of shipment, at which time, no other significant obligations of the Company exist, other than normal warranty support.

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

STOCK-BASED COMPENSATION

On July 1, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R,"Share-Based Payment" (SFAS 123R). SFAS 123R revised SFAS 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The Company adopted FAS 123R using the "modified prospective" method, whereby fair value of all previously-granted employee stock-based arrangements that remained unvested at July 1, 2005 and all grants made on or after July 1, 2005 have been included in the Company's determination of stock-based compensation expense for the three September 30, 2006. The Company has not restated its operating results for any period prior to July 1, 2005.

INCOME TAXES

The Company accounts for income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using tax rates and laws expected to be in effect when the differences are expected to reverse.  Valuation allowances are provided against deferred tax assets for which it has been determined the assets will not be realized

MATERIAL RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase's President, Chief Operating Officer and Chairman of the Board of the Company are also officers of Microphase and mPhase's President and Chairman of the Board are shareholders of Microphase. On  May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services has been $5,000 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis. During the three months ended September 30,, 2006 and 2007 and from inception (October 2, 1996), $56,339, $59,054 and $9,062,664 respectively, have been charged to expense. As a result of the foregoing transactions as of September 30, 2007, the Company had a $292,288 payable to Microphase.

JANIFAST LTD.

The Company purchases products and incurs certain research and development expenses with Janifast Ltd., which is owned by U.S. Janifast Holdings, Ltd., a company in which three directors of mPhase are significant shareholders and one is an officer, in connection with the manufacturing of POTS Splitter shelves and component products including cards and filters sold by the Company.

During the three months ended September 30, 2006 and 2007 and the period from inception (October 2, 1996), $134,115, $0, and $16,031,811 respectively have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations.

As a result of the foregoing transactions as of September 30, 2007, the Company did not have any significant balance payable to Janifast

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. At year end June 30, 2007, Mr. Biderman's affiliated firm of Palladium Capital Advisors was owed unpaid finders fees in the amount of $250,000. During the three months ended September 30, 2007 a portion of such fees ($100,000) were paid through the issuance of common stock and the remainder ($150,000) unpaid.

In addition, at various points during the current quarter and at various points during the past fiscal year the Messrs, Durando, Dotoli and Smiley provided bridge loans to the Company, evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand. The following is a summary of such activity during the quarter ended September 30, 2007.

 In addition to the above a short term loan of $298,170 was extended to Granita Media Inc from an employee officer of that company. (See Note re Granita Media Inc)

Summary of Transactions with Related Parties Three months ended September 30,2007

	RON	GUS	MARTIN
	DURANDO	DOTOLI	SMILEY	TOTAL
NOTES PAYABLE OFFICERS
BALANCE 6/30/07	$85,000	$75,000	$161,000	$321,000
July 2007 Advances (Payments)	($30,000)	($75,000)		($105,000)
August 2007 Advances (Payments)	$35,000	$75,100	$35,000	$145,100
Sept 2007 Advances (Payments)	$110,000			$110,000
Assumption of Note Payable- Sovereign	$110,000			$110,000
BALANCE Notes Payable Officers 9/30/07	$310,000	$75,100	$196,000	$581,100

Deferred Compensation	$130,000	$200,000		$330,000

Due To Officers
BALANCE 6/30/07	$188,400	$75,500		$263,900
Consulting Fee Earned	$98,400	$70,500		$168,900
Consulting Fees Deferred	($39,500)	($32,500)		($72,000)
Balance Due to Officers 9/30/07	$247,300	$113,500		$360,800

Interest Payable	$2,550	$350	$6,950	$9,850
Totals Payable to Officers	$689,850	$388,950	$202,950	$1,281,750

COMPENSATION
Consulting / Salary	$98,400	$70,500	$50,000	$218,900
Interest	$2,550	$350	$6,950	$9,850
Stock Based Compensation	$0	$0	$0	$0
Total Compensation Officers	$100,950	$70,850	$56,950	$228,750

 LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, mPhase had a working capital deficit of $4,828,549 as compared to working capital deficit of $3,088,439 at June 30, 2007. Through September 30, 2007, the Company had incurred development stage losses totaling approximately $171,097,885. At September 30, 2007, the Company had $247,254 of cash, and $1,993 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) ensure the successful wide scale development, deployment and marketing of its products.

MANAGEMENT'S PLANS

The Company has shifted its development of its TV+ solution from IPTV middleware on a stand-alone basis to middleware that contains TARGETED ADVERTISING features. The Company further believes that an increase in capital expenditures in the telecommunications industry will also increase sales and improve the Company's margins as well as increase the probability that the Company will attain profitability. The Company does not expect to derive any material revenue from its Nanotechnology product development until fiscal year 2009.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at September 30, 2007.

  ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c and of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

mPhase was advised in April 2002 that following an investigation by the staff of the Securities and Exchange Commission, the staff intended to recommend that the Commission file a civil injunctive action against Packetport.com, Inc. ("Packetport") and its Officer's and Directors. Such recommendation related to alleged civil violations by Packetport and such Officers and Directors of various sections of the Federal Securities Laws. The staff has alleged civil violations of Sections 5 and 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(d) of the Securities Exchanges Act of 1934. mPhase’s directors and officers also serve as directors and officers of Packetport. On November 15, 2005, a civil enforcement action was filed in Federal District Court against Microphase Corporation and the CEO and COO of mPhase, mPhase is not named as a party in connection with this matter. As noted in other public filings of mPhase, the CEO and COO of mPhase as well as Packetport continue to deny any wrongdoing in connection with the Civil Action filed. The parties settled this action on October 18, 2007 as set forth in SEC Release No.8858 dated October 18, 2007 and SEC Release No. 56672 all as set forth in detail in the Company’s Form 8k filing dated October 19, 2007

From time to time mPhase may be involved in various legal proceedings and other matters arising in the normal course of business.

ITEM 2. CHANGES IN SECURITIES

Private Placements

During the quarter ended September 30, 2007, the Company issued 500,000 shares of its common stock at $.10 per share in private placements generating net proceeds of $50,000

Other Equity Transactions

During the three months ended September 30, 2007, the Company issued 35,000 of options to purchase common stock valued at $1,054 to employees and issued 2,371,100 shares of common stock valued at $226,117 to reflect re-pricing agreements. In addition, 1,109,200 shares were issued to pay for finders fees valued at $100,000.

Investment in Granita Media Inc

An investment of $514,000 was received by Granita Media Inc, a subsidiary formed July 1, 2007 to operate its IPTV business. Since the company remains the controlling shareholder in Granita Media and such results are consolidated, this investment is shown as additional paid in capital. (see note 5)

Convertible Debt

In September, 2007, the Company received proceeds $154,000 of convertible debt bearing interest at an annual rate of 15% AND due September 1, 2008. Such debt may be converted into the Company’s common shares at a price equal to a 20% discount from the 20 day average bid and ask price over a twenty consecutive days. Such election is at the option of the Company on September 1, 2008.

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

REPORTS ON FORM 8K

1.

Form 8K filing dated July 6, 2007 announcing the execution of a Private Equity Credit Agreement with Double Master Fund, L.P for a $6 million Equity Line of Credit.

2.

Form 8K filing dated July 17, 2007 announcing the award of a Phase I U. S. Army Small Business Transfer Grant.

3.

Form 8k dated August 21, 2007 announcing the acquisition of a 10% stock ownership position in Sovereign Tracking System, LLC.

  SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.
Dated: November 14, 2007	By:/s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President
Chief Financial Officer and