Form 10-Q
period 2007-12-31
MPHASE TECHNOLOGIES INC
filed 2008-02-15
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

  FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTER ENDED DECEMBER 31, 2007

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

YES   ☒       NO  ☐

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF FEBRUARY 14, 2008 IS 393,378,861 SHARES, ALL OF ONE CLASS OF $.01 STATED VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)

Consolidated Balance Sheets

	June 30,	December 31,
	2007	2007
		Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,253	$192,103
Accounts receivable	1,961	1,980
Subscriptions receivable	500,000	0
Inventories	505,910	9,678
Prepaid and other current assets	442,585	126,003

Total Current Assets	1,473,709	329,764

Property and equipment, net	282,801	192,618
Patents and licensing rights, net	51,140	0
Note Receivable		1,000,000
Other assets	0	110,000
TOTAL ASSETS	$1,807,650	$1,632,382

LIABILITIES AND
STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,355,250	$2,463,656
Accrued expenses	933,145	460,560
Due to related parties	852,405	1,114,735
Notes payable, related parties	321,000	979,920
Short term notes	76,640	75,000
Convertible debt		154,000
Deferred revenue	23,708	0
TOTAL CURRENT LIABILITIES	$4,562,148	$5,247,871

Convertible Debt Derivative Liability -
(Note 3)		$406,404
Convertible debenture net of discount of $1,472,628
(Note 3)		$27,372
TOTAL LIABILITIES	$4,562,148	$5,681,647

COMMITMENTS AND
CONTINGENCIES (Note 7 )	-

STOCKHOLDERS' DEFICIT
Common stock, par value $.01,
900,000,000 shares authorized
387,846,008 and 393,378,861 shares
issued and outstanding at June 30, 2007
and December 31, 2007, respectively	$3,878,460	$3,933,789
Additional paid in capital	162,100,718	163,015,865
Deferred compensation	(414,084)	0
Deficit accumulated during
development stage	(168,311,619)	(170,990,946)
Less-Treasury stock, 13,750 shares at
cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS'
DEFICIT	($2,754,498)	($4,049,265)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$1,807,650	$1,632,382

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Date of
	For the Three Months		Inception to
	December 31,		December 31,
	2006	2007	2007

REVENUES	$14,742	$60,755	$22,544,825

COSTS AND EXPENSES
Cost of Sales		$949	$16,424,692
Research and Development (including non-
cash stock related charges of $2,410,119
inception to date)	$1,723,411	$285,113	$59,312,461
General and Administrative (including non-
cash stock related charges of $180,484,
$207,567 and $62,183,750 for three months
ended 2006, 2007 and inception to date
respectively)	$1,405,347	$984,671	$107,921,600
Depreciation and Amortization	$21,739	$81,127	$3,240,043

TOTAL COSTS AND EXPENSES	$3,150,497	$1,351,860	$186,898,796

LOSS FROM OPERATIONS	($3,135,755)	($1,291,105)	($164,353,971)

OTHER INCOME (EXPENSE) net
Interest Income (Expense), net	($7,734)	($38,247)	($219,509)
Reparation and Other (Expense) net	($695,352)	$370,067	($7,483,690)
Change in Derivative Value		$1,066,224	$1,066,224
TOTAL OTHER INCOME (EXPENSE)	($703,086)	$1,398,044	($6,636,975)

NET (LOSS) INCOME	($3,838,841)	$106,939	($170,990,946)

LOSS PER COMMON SHARE, basic and
diluted	($0.01)	$0.00

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, basic and
diluted	300,483,022	392,557,583

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)

			Date of
	For the Six Months		Inception to
	December 31,		December 31,
	2006	2007	2007

REVENUES	$120,588	$95,714	$22,544,825

COSTS AND EXPENSES
Cost of Sales	85,390	949	16,424,692
Research and Development (including non-
cash stock related charges of $2,410,119
inception to date )	3,713,724	1,340,044	59,312,461
General and Administrative (including non-
cash stock related charges of $873,855,
$415,664 and $62,183,750 for six months
ended 2006, 2007 and inception to date
respectively)	3,367,179	2,481,455	107,921,600
Depreciation and Amortization	43,638	115,186	3,240,043

TOTAL COSTS AND EXPENSES	7,209,931	3,937,634	186,898,796

LOSS FROM OPERATIONS	(7,089,343)	(3,841,920)	(164,353,971)

OTHER INCOME (EXPENSE) net
Interest Income (Expense), net	(12,148)	(51,058)	(219,509)
Reparation and Other (Expense) net	(695,351)	147,427	(7,483,690)
Change in Derivative Value		1,066,224	1,066,224
TOTAL OTHER INCOME (EXPENSE)	(707,499)	1,162,593	(6,636,975)

NET LOSS	($7,796,842)	($2,679,327)	($170,990,946)

LOSS PER COMMON SHARE, basic and diluted	($0.03)	($0.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, basic and
diluted	296,412,769	390,612,309

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders' Deficit
(Unaudited)

							Total
				Additional			Shareholders
		$.01 Stated	Treasury	Paid in	Deferred	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Compensation	Deficit	Equity
Balance June 30, 2007	387,846,004	$3,878,460	($7,973)	$162,100,718	($414,084)	($168,311,619)	($2,754,498)
Issuance of common stock in private placements	1,350,000	$13,500		$84,500			$98,000
Common shares in settlement of accrued expenses	1,019,200	$10,192		$89,808			$100,000
Issuance of additional shares effect repricing	3,163,657	$31,637		$225,260			$256,897
Stock options awarded to employees and officers				$1,579			$1,579
Amortization of deferred stock compensation				$0	$414,084		$414,084
Investment in Granita				$514,000			$514,000
Net Loss						($2,679,327)	($2,679,327)
Balance December 31, 2007	393,378,861	$3,933,789	($7,973)	$163,015,865	$0	($170,990,946)	($4,049,265)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES
(A Development Stage Company)
Consolidated Statements of Cash Flow
(Unaudited)

			October 2, 1996
	Six Months Ended		(Date of Inception)
	December 31,		To December 31,,
	2006	2007	2007

Cash Flow From Operating Activities:
Net Loss	($7,796,842)	($2,679,327)	($170,990,946)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	109,410	162,952	$7,198,954
(Gain) loss on debt extinguishments			($772,216)
Loss on unconsolidated subsidiary			$1,466,467

Non-cash charges relating to issuance of common
stock, common stock options and warrants	873,855	1,579	$62,436,173
Reparation charges	699,496	256,895	$7,661,419
Change in Derivative Value and Debt Discount		(1,066,224)	($1,066,224)
Write off of Granita Inventory		496,232	$496,232
Other non cash charges including amortization of
deferred compensation	0	$414,084	$1,015,065
Changes in assets and liabilities:
Accounts receivable	47,497	(19)	$425,896
Inventories	(208,302)	0	($510,471)
Prepaid expenses and other current assets	(59,240)	316,582	($44,942)
Other	0		($559,932)
Accounts payable, Accrued expenses,Deferred
revenue	1,617,702	(287,887)	$8,493,367
Due to/from related parties
Microphase	204,131		$2,730,394
Janifast	24,964		$2,367,324
Officers	216,329	262,330	$1,269,986
Lintel and other		0	$530,180

Net cash used in operating activities	($4,271,000)	($2,122,803)	($77,853,274)

Cash Flow from Investing Activities:

Payments related to patents and licensing rights	-		($450,780)
Purchase of fixed assets	($8,629)	($21,627)	($3,239,182)
Net Cash (used) in investing activities	($8,629)	($21,627)	($3,689,962)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock,
exercises warrants and finders fees .net	$3,632,536	$598,000	$80,290,605
Short tern notes payable	(216,418)	(1,640)	($903,344)
Advances from Microphase			$347,840
Issuance of Convertible Debentures		154,000	$154,000
Proceeds from notes payable related parties	163,000	548,920	$840,211
Issuance of Long Term Convertible Debentures		500,000	$500,000
Sale of minority interest in subsidiary		514,000	$514,000

Repurchase of treasury stock at cost			($7,973)

Net cash provided by financing activities	$3,579,118	$2,313,280	$81,735,339

Net increase (decrease) in cash	($700,511)	$168,850	$192,103
CASH AND CASH EQUIVALENTS, beginning
of period	$1,359,925	$23,253

CASH AND CASH EQUIVALENTS, end of
period	$659,414	$192,103	$192,103

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - mPhase Technologies, Inc. (the "Company") was organized on October 2, 1996 and is in the development stage, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." Historically, the Company’s activities were focused on the commercial deployment of its proprietary IPTV or TV+ solution and DSL component products. The continuation of such activities as well as all other strategic options relative to this business segment is currently being evaluated The Company is also engaged in exploratory research. of electronic sensors and power cells (nanotechnology). Since mPhase is in the development stage, the accompanying consolidated financial statements should not be regarded as typical for normal operating periods.

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ending December 31, 2007 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

Through December 31, 2007, the Company had incurred cumulative (a) development stage losses totaling ($170,990,946), (b) a stockholders’ equity (deficit) of ($4,049,265), and (c) negative cash flow from operations equal to ($77,853,274). At December 31, 2007, the Company had $192,103 of cash and cash equivalents and $1,980 of trade receivables to fund short-term working capital requirements. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

DERIVATIVE LIABILITY - The Company has estimated the value of the derivative liability associated with its convertible debt. Such estimate is based on a Black Sholes calculation  at the time of the debt was issued. Periodically, the value of this liability is marked to market and  adjusted accordingly. Such adjustments are included in Other Income (expense)

RECLASSIFICATIONS - Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation. The most substantial reclassification in these financial statements is for charges for reparation expenses for equity issued to investors for market value adjustments previously included in general and administrative expenses which are now included in the other income (expense).

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

2. SUPPLEMENTAL CASH FLOW INFORMATION

For the six months ended December, 31

	2006	2007

Interest Accrued Unpaid	$12,148	$31,957
Non Cash Investing and Financing Activities:
Common stock issued in settlement of accrued expenses		$100,000
Assumption of Sovereign note payable		$110,000
Conversion of vendor debt to equity	$307,425
Note Receivable		$1,000,000

RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase’s President, Chief Operating Officer and Chairman of the Board of the Company are also officers of Microphase and mPhase’s President and Chairman of the Board are shareholders of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services has been $5,000 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis. During the six months ended December 31, 2006 and 2007 and from inception (October 2, 1996) to December 31, 2007, $142,250, $41,739 and $9,104,403 respectively, have been charged to expense.

As a result of the foregoing transactions as of December 31, 2007, the Company had a $263,814 payable to Microphase.

JANIFAST LTD.

The Company purchases products and incurs certain research and development expenses with Janifast Ltd., which is owned by U.S. Janifast Holdings, Ltd., a company in which three directors of mPhase are significant shareholders and one is an officer, in connection with the manufacturing of POTS Splitter shelves and component products including cards and filters sold by the Company.

During the six months ended December 31, 2006 and 2007 and the period from inception (October 2, 1996) to December 31, 2007, $134,715, $0 and $16,031,811 respectively have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations. During the three and six months ended December 31, 2007, the Company charged Janifast $26,830 in occupancy charges.

As a result of the foregoing transactions as of December 31, 2007, the Company had $14,559 receivable from Janifast, which is netted against Due to Related Parties on the Balance Sheet.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company .At year end June 30, 2007, Mr. Biderman's affiliated firm of Palladium Capital Advisors was owed unpaid finders fees in the amount of $250,000. During the six months ended December 31, 2007 a portion of such fees ($100,000) was paid through the issuance of common stock and the remainder ($150,000) unpaid.

In addition to the above short term loans, $175,820 was extended to Granita Media Inc from employee officers of that company. (See Note re: Granita Media Inc)

In addition, at various points during the most recent six month period and at various points during the past fiscal year the Messrs, Durando, Dotoli and Smiley provided bridge loans to the Company, evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand and carry a 12% interest rate. The following is a summary of such activity during the six months ended, December 31, 2007.

Summary of Transactions with Related Parties
Six months ended December 31,2007

	RON	GUS	MARTIN
	DURANDO	DOTOLI	SMILEY	TOTAL
NOTES PAYABLE OFFICERS
BALANCE 6/30/07	$85,000	$75,000	$161,000	$321,000
July 2007 Advances (Payments)	($30,000)	($75,000)		($105,000)
August 2007 Advances (Payments)	$35,000	$75,100	$35,000	$145,100
Sept 2007 Advances (Payments)	$110,000			$110,000
Assumption of Note Payable- Sovereign	$110,000			$110,000
Oct 2007 Advances (Payments)	$25,000	$25,000	$25,000	$75,000
Nov 2007 Advances (Payments)	$76,000	$36,000	$11,000	$123,000
Dec 2007 Advances (Payments)	$25,000	$0	$0	$25,000
BALANCE Notes Payable Officers 12/31/07	$436,000	$136,100	$232,000	$804,100

Deferred Compensation	$130,000	$200,000		$330,000

Due To Officers
BALANCE 6/30/07	$188,400	$75,500		$263,900
Consulting Fee Earned -1st Qtr	$98,400	$70,500		$168,900
Consulting Fees Paid- 1st Qtr	($39,500)	($32,500)		($72,000)
Consulting Fee Earned - 2nd Qtr	$98,400	$70,500		$168,900
Consulting Fees Paid - 2nd Qtr	($10,000)	($10,000)		($20,000)
Balance Due to Officers 12/31/07	$335,700	$174,000		$509,700

Interest Payable	$13,110	$2,260	$10,410	$25,780
Totals Payable to Officers	$914,810	$512,360	$242,410	$1,669,580

COMPENSATION
Consulting / Salary	$196,800	$141,000	$100,000	$437,800
Interest	$13,110	$2,260	$10,410	$25,780
Stock Based Compensation	$0	$0	$0	$0
Total Compensation Officers	$209,910	$143,260	$110,410	$463,580

mPHASE TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

3. EQUITY TRANSACTIONS , CONVERTIBLE DEBENTURES

Private Placements

During the quarter ended September 30, 2007, the Company issued 500,000 shares of its common stock in private placements generating net proceeds of $50,000

During the quarter ended December 31, 2007, the Company issued 850,000 shares of its common stock in private placements generating net proceeds of $48,000

Other Equity Transactions

During the six months ended, December 31, 2007, the Company issued 60,000 of options to purchase common stock valued at $1,579 to employees and issued 3,163,957 shares of common stock valued at $256,897 to reflect repricing agreements. In addition, 1,109,200 shares were issued to pay for finders fees valued at $100,000.

Investment in Granita Media inc

An investment of $514,000 was received by Granita Media, Inc, a subsidiary formed July 1, 2007, to operate its IPTV business. Since the company remains the controlling shareholder in Granita Media and such results are consolidated, this investment is shown as additional paid in capital. (See note 4)

Convertible Debt Short Term

In September, 2007, the Company received proceeds of $154,000 of convertible debt bearing interest at an annual rate of 15% and due September 1, 2008. Such debt may be converted into the Company’s common shares at a price equal to a 20% discount from the 20 day average bid and ask price. Such election is at the option of the Company on September 1, 2008.

Convertible Debentures / Note Receivable  / Debt Discount

In December, 2007, the Company received proceeds of $500,000 under a securities purchase agreement . This transaction involves three related agreements: 1) A Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $6,000,000 of funds; 2) A Convertible Debenture  in the amount of $1.5 million, with and interest rate of, 7 ¼% and a maturity date of December 11, 2010 and 3) A Secured Note Receivable in the amount of $1.0 million, an interest rate of 8 ¼ % and a maturity date of February 1, 2011 due from the same parties who are the holders of the Convertible Debentures.

Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by the lesser of  $.35 per share or 80% of the 3 lowest Volume Weighted Average Prices during a 20 day trading period.  At the time of the transaction (December 11,2007) this amounted to the ability to convert the $1.5 million debenture into shares of common stock. At the time the transaction was entered into the derivative value of this security was calculated to be $1,676,471. At year end given the decline in stock prices, this value had been reduced to $406,404 creating a non cash credit to other  income of $1,272,067.  Management cautions that this credit should be deemed to be non-recurring and not the results of operations and that estimates relative to the amount of convertible shares may change.  It should also be noted that the holder has the right to offset unpaid principal amount against the note receivable in the event of a default.

In addition, the transaction resulted in a note discount of $1,500,000 which is being amortized  as expense  over the life of the loan.  Amortization since December 11, 2007 has amounted to $27,372.

 No further draws under this facility are anticipated until June 30, 2008.

4. GRANITA MEDIA

Effective July 1, 2007, the Company formed Granita Media, Inc. to separate its IPTV business and facilitate the raising of capital.  Pursuant to an arrangement with 4 employees  of mPhase, such employees were terminated from Phase as of July 1, 2007 and became employees of Granita Media Inc and invested solely in the common stock of Granita Media Inc. Under the arrangement, each of the 4 employees were required to invest $125,000 in exchange for an aggregate 2%  equity interest in Granitia Media, Inc with mPhase continuing to own 98% of the Company.  The 4 employees contributed a total of   $339,000 of the total $500,000 equity investment required from them and raised from third party investors another  $175,000 for a total of $514,000  Granita Media has 19,000,000 shares of common stock outstanding of which 18,000,000 was owned by mPhase Technology and 1,000,000 is being held for issuance the 4 employees and the third party investors pending an agreement among such persons of the allocation of such shares.

Under the terms of  the arrangement between mPhase and the 4 employees, such employees were authorized to sell up to 7.99% of additional equity in the Company for a total of not less than $2,000,000 of additional capital by December 31, 2007. As noted above, the employees raised a total of $175,000 of outside capital only and pursuant to the arrangement, such employees either resigned or were terminated by mPhase together with several lower level employees of Granita. A  dispute has arisen between Granita and one of the four former employees with respect to a sum of  $168,170. included in short term loans. In addition, there are other disagreements with respect to this loan which may involve past due fees, interest and charges.

During the six month period ended December 31, 2007, Granita Media Inc sustained losses estimated to be $762,000, had exhausted cash down to $1,892 and was past due on payables to key vendors.  In October, 2007, Granita Media received notice that its test system being deployed at Comstar/Odessa, a major telephone service provider in the Ukraine was being replaced by a system of another vendor used by its parent company in Russia. All inventory related to Granita has been written off. This event, together with the inability of the 4 employees to successfully arrange not less than $2 million of additional equity financing under their arrangement with the Company to fund operating expenses of Granitia Media, Inc, prompted a suspension of operations and the resignation by all of the 4 employees the termination of several other lower level technical employees . The Company is currently undergoing a review of strategic alternatives including the licensing of technology developed for the IPTV product and the potential of moving forward with its Targeted Advertising addition to such product.

5. INVESTMENT IN SOVEREIGN TRACKING SYSTEMS

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

6. COMMITMENTS AND CONTINGENCIES

The Company has a lease obligation for the rental of office space in Little Falls, New Jersey until March 31, 2012. Annual obligations under the lease require rent of $251,562 in each of the next fiscal years ending from June 30, 2008 to June 30, 2011 and $188,672 up to March 31, 2012. In total such obligations amount to $1,133,669.

mPhase has entered into various agreements with Georgia Tech Research ("GTRC") and its affiliate, Georgia Tech Applied Research Corporation, ("GTARC"), pursuant to which the Company receives technical assistance in developing the commercialization of its Digital Video and Data Delivery System. The amount incurred by the Company for GTRC technical assistance with respect to its research and development activities during the years ended, 2006 and 2007 totaled $0 and $0 respectively, and $13,539,952 from the period from inception through December 31, 2007.

Other Research Contracts with various vendors including Lucent Technologies are no longer in force and are currently being renegotiated.  As a result $400,000 of accrued research costs recorded during fiscal year end June 30, 2007 was adjusted and credited to other income.

7. Other Matters

Packetport

On October 19, 2007, in connection with the settlement and dismissal of a civil law suit originally filed on November 16, 2005 by the Securities and Exchange Commission in the Federal District Court in the District of Connecticut, the SEC issued a Cease and Desist Order and certain remedial sanctions against two officers of mPhase Technologies, Inc. (the "Company"). The civil suit was filed against Packport.com, Inc. a Nevada corporation, Microphase Corporation, a Connecticut corporation, a company that provides administrative services to the Company and shares common management with the Company, and others. The two officers of the Company are Mr. Ronald A. Durando, President and Chief Executive Officer and Mr. Gustave T. Dotoli, the Chief Operating Officer. The Civil suit by the SEC named as respondents were Mr. Durando, Mr. Dotoli and others in connection with their activities as officers and directors of Packetport.com. The Company was not named as a party to the civil suit. More information regarding the detailed terms of the settlement can be found in SEC release No 8858 dated October 18, 2007 promulgated under the Securities Act of 1933 and SEC Release No. 56672 dated October 18, 2007 promulgated pursuant to the Securities Exchange Act of 1934.

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

RESULTS OF OPERATIONS

OVERVIEW

mPhase, a New Jersey corporation, founded in 1996, is a publicly-held company with over 18,000 shareholders and approximately 394 million shares of common stock outstanding. The Company’s common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. We are headquartered in Norwalk, Connecticut with offices in Little Falls, NJ and New York, N.Y. mPhase shares common office space with Microphase Corporation, a privately held company. Microphase is a leader in the field of radio frequency and filtering technologies within the defense and telecommunications industry. It has been in operation for over 50 years has supported mPhase with both engineering and administrative and financial resources.

Description of Operations

IPTV/DSL

Since our inception in 1996 our primary activities through fiscal year 2003 consisted of designing, manufacturing and testing our flagship products designed to enable telephone service providers to deliver digital broadcast television over DSL. Fiscal years 2004 and 2005 marked a significant shift of the Company's focus, in response to technology advancements with respect to the delivery of video data using internet protocol. The Company has shifted it telecommunications solution focus from technology for the delivery of broadcast television high speed internet and voice over DSL to the development of middleware/software for carrier class delivery of IP TV over copper, fiber, coax or any infrastructure representing a combination of the foregoing that is used by a telecommunications service provider.  The Company, through its Granitia Media, Inc, subsidiary was seeking to provide for Targeted Advertising as part of its IPTV solution. The Company was not able to derive any significant revenue from our TV+ solution and failed necessary deployment test in the Comstar/Odessa project. Accordingly, the Company has suspended all operations involving IPTV and Granita Media Inc  has terminated or received the resignation of all employees and officers. All inventory has been written off and all strategic alternatives relative to this business segment including the valuation and sale of assets and licenses are being evaluated

Nanotechnology

 In February 2004, The Company's entered into the field of nanotechnology focused upon exploratory development of batteries with significantly longer shelf lives and enhanced capabilities and magnetometer sensor devices with potentially wide applicability for both military and commercial security applications. In order to conserve financial resources, the Company is currently focusing its nanotechnology research exclusively on its nano battery product. The Company believes that such development is consistent with its strategy of being a pioneer of high growth technology products and potentially diversifies its product mix.

Effective February 3, 2004, mPhase entered into a Development Agreement with Lucent Technologies, Inc. to commercialize the use of nano power cell technology. The initial agreement was for a 12 month period of exploratory development at the cost of $100,000 per month of a new form of power cell having a shelf life far in excess of conventional battery technology. In March of 2005 the Company extended such Agreement for another 12 months at the cost of $100,000 per month to continue development of the nano power cell product.

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

In July of 2007 the Company announced that it has received from the U.S. Army a small business transfer grant to develop its battery product. As of December 31, 2007 such test are continuing.

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

FINANCIAL OVERVIEW

Revenues. Prior to the most recent six month period all material revenues had been generated from sales of products related to the IPTV business (POTS Splitter Shelves and other DSL component products). Operations from this business line have been suspended pending a review of strategic alternatives. It is unclear weather any future revenue will be derived from this business segment. .During the most recent six month period, revenue has primarily been attributable to testing arrangements involving its nanotechnology products

Cost of revenues. Historically, the costs necessary to generate revenues from the sale of POTS Splitter Shelves and other related DSL component products include direct material, labor and manufacturing. mPhase paid these costs to Janifast Ltd., which has facilities in the People's Republic of China and is owned by and managed by certain senior executives of the Company. The cost of revenues also includes certain royalties paid to Microphase Corporation, a privately held corporation organized in 1955, which shares certain common management with the Company and is majority-owned by a director of mPhase.

Research and development. Research and development expenses have consisted principally of direct labor and payments made to Microphase, Lucent and other third party vendor involved in the development of the TV+ IPTV solution and nanotechnology products. All research and development costs are expensed as incurred. The Company is currently shifting its commercial development of its nanotechnology battery products from Lucent Technologies to certain foundries capable of providing critical out sourcing assistance.

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

Non-Cash compensation charges. The Company makes extensive use of stock options and warrants as a form of compensation to employees, directors and outside consultants. We incurred non-cash compensation charges totaling $62,436,173 from inception (October 2, 1996) through December 31, 2007.

Other Income. Included in Other Income is a non recurring credit in the amount of $1,066,224 related to the change in the value of derivative securities. Such amounts will fluctuate significantly and should not be considered as recurring or in any way indicative of operating results.

Cumulative losses, net worth and capital needs

The Company has incurred cumulative development stage losses of $170,990,946, and negative cash flow from operations of $77,853,274. The auditors report for the fiscal year ended June 30, 2007 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". Management estimates that the Company needs to raise approximately $5 million  during the next 12 months to continue its present level of operations. Such operations will be directed toward the development of the nanotechnology product line. As of December 31, 2007, the Company had a negative net worth of ($4,049,265) compared to a negative net worth of ($2,754,498) as of June 30, 2007 as a result of continuing  net losses.

THREE MONTHS ENDED DECEMBER 31, 2007 VS. DECEMBER 31, 2006

REVENUE

Total revenues were $60,755 for the three months ended December 31, 2007 compared to $14,742 for the three months ended December 31, 2006. The increase is related to a research project currently involving the nanobattery product line.

RESEARCH AND DEVELOPMENT

Research and development expenses were $285,113 for the three months ended December 31, 2007, as compared to $1,723,411 during the comparable period in 2006 or a decrease of $1,438,298. Spending levels have declined significantly as expenses related to development and testing of the TV+ product have been curtailed. In addition, the Company has reduced activity relative to research projects involving its nanotechnology product line. Specifically, contracts with Lucent and others are being reevaluated.

The Company expects to continue and expand research and development efforts throughout fiscal year 2008 as the Company continues its development Nanotechnology product lines. The Company plans to continue its development efforts with third party contractors, such as Rutgers University, to commercialize the use of nano power cell technology. Development is continuing for mPhase micro-power source arrays fabricated using nanotextured, super hydrophobic materials. Such activities will give mPhase the opportunity to develop and offer breakthrough battery technology applications, initially to government market segments including defense and homeland security, and ultimately to the commercial market. The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for the defense department. In addition the Company is considering plans to continue its research and development efforts with respect to the magnetometer product line using the science of Nanotechnology.

GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $984,671 for the three months ending December 31, 2007 down from $1,405,347 or a decrease of $420,676 from the comparable period in 2006. The decrease is comprised primarily of a decrease in stock based compensation of approximately $180,000, a decline in payroll resulting from the termination of approximately 75% of staff and lower levels of travel and entertainment associated with the IPTV business and its suspension. This is offset in part by amortization of deferred stock compensation expense of $207,000.

OTHER INCOME AND (EXPENSE)

Other Income and (Expense) amounted to net income of $1,398,044 for the three months ended December 31, 2007 compared to a net expense of ($703,086) for the comparable period ended December 31, 2006. This change is primarily due to a decline in reparation expense of $668,000, an adjustment of $400,000 to reflect a reduction of accrued obligations due under contractual work performed for the magnetometer and changes in the market value of Derivative Securities  and associated debt discount of  $1,066,224.  This later amount should not be deemed to be recurring.

NET INCOME

The Company recorded a net income of $106,939 for the three months ended December 31, 2007 as compared to a loss of $3,838,841 for the three months ended December 31, 2006. This gain is a result of the aforementioned change in the value of derivative securities. Earnings per share for the three month period ended December 31, 2007 was $.00 as compared to a loss per common share of $.01 for the three months ending December 31, 2006; based upon weighted average common shares outstanding of 392,557,583 and 300,483,022 during the periods ending December 31, 2007 and 2006, respectively. Exclusive of the change in derivative value reduced losses are a result of the scale down of research activities, the suspension of development of the IPTV business segment, a significant reduction in personnel and an increase in Other Income.

SIX MONTHS ENDED DECEMBER 31, 2007 VS. DECEMBER 31, 2006

REVENUE

Total revenues were $95,714 for the six months ended December 31, 2007, compared to $120,588 for the six months ended December 31, 2006. The decrease was attributable primarily to the phasing out of the Company’s IPTV product line and sales POTS Splitters and DSL products. This decrease is partially offset by increase in revenue associated with testing of its nanotechnology battery.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1,340,044 for the six months ended December 31, 2007, as compared to $3,713,724 during the comparable period in 2006, or a decrease of $2,373,680. The Company had incurred most of its research and development expenses with vendors including Lucent, Microphase, Magpie Insiders, Inc., Espial, Velankani and other strategic vendors. In the six month period ended December 31, 2007, such relationships were curtailed and/or being reevaluated resulting in dramatically lower expenses. During the six month period ended December 31, 2007; $437,179 and $902,865 of research and development was associated with the Nanotechnology and IPTV product lines respectively.  Included in the IPTV amount is $495,000 of expenses related to the first quarter write off of inventory associated with the unsuccessful Comstar/Odyessa trial.

GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $2,481,455 for the six months ended December 31, 2007, down from $3,367,179, or a decrease of $885,724 from the comparable period in 2006. Primarily this decrease is a result of non-cash charges relating to the issuance of common stock and options to employees and consultants, which declined by 873,000.

OTHER INCOME AND (EXPENSE)

Other Income and (Expense) amounted to net income of $953,512 for the six months ended December 31, 2007, compared to a net expense of ($707,499) for the comparable period ended December 31, 2006. This change is primarily due to a decline in reparation expense of $442,601, an adjustment of $400,000 to reflect a reduction of accrued obligations due under contractual work performed for the magnetometer and changes in the market value of Derivative Securities of $1,066,224 which should not be expected to recur.

NET LOSS

The Company recorded a net loss of $2,679,327 for the six months ended December 31, 2007, as compared to a loss of $7,796,842 for the six months ended December 31, 2006. This represents a loss per common share of $.01 for the six month period ended December 31, 2007, as compared to a loss per common share of $.03 for the six months ending December 31, 2006, based upon weighted average common shares outstanding of 296,412,769 and 390,612,309 respectively. Overall, the reduced losses are a result of the scale down of research activities, the suspension of development of the IPTV business segment, a significant reduction in personnel and an increase in Other Income. This is offset in part by the aforementioned cost of $495,000 associated with the write off of IPTV inventory and the credit associated with the change in derivative value of securities in the amount $1,066,224 which should not be expected to recur.

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

Utilization of net operating losses generated through December 31, 2007 may be limited due to "changes in control" of our common stock that occurred.

DERIVATIVE LIABILITY

The Company has estimated the value of the derivative liability associated with its convertible debt. Such estimate is based on a Black Sholes calculation at the time of the debt was issued. Periodically, the value of this liability is marked to market and adjusted accordingly. Such adjustments are included in Other Income (expense)

STOCK-BASED COMPENSATION

On July 1, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment" (SFAS 123R). SFAS 123R revised SFAS 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The Company adopted FAS 123R using the "modified prospective" method, whereby fair value of all previously-granted employee stock-based arrangements that remained unvested at July 1, 2005 and all grants made on or after July 1, 2005 have been included in the Company's determination of stock-based compensation expense for the three and six months ended December 31, 2006 and December 31, 2007.

MATERIAL RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase's President, Chief Operating Officer and Chairman of the Board of the Company are also officers of Microphase and mPhase's President and Chairman of the Board are shareholders of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services has been $5,000 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis. During the six months ended December 31, 2006 and 2007 and from inception (October 2, 1996) to December 31, 2007, $142,250, $41,739 and $9,104,403 respectively, have been charged to expense. As a result of the foregoing transactions as of December 31, 2007, the Company had a $263,814 payable to Microphase.

JANIFAST LTD.

The Company purchases products and incurs certain research and development expenses with Janifast Ltd., which is owned by U.S. Janifast Holdings, Ltd., a company in which three directors of mPhase are significant shareholders and one is an officer, in connection with the manufacturing of POTS Splitter shelves and component products including cards and filters sold by the Company. During the six months ended December 31, 2006 and 2007 and the period from inception (October 2, 1996) to December 31, 2007, $134,715, $0 and $16,031,811 respectively have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations. During the six months ended December 31, 2007, the Company charged Janifast $26,830 in occupancy charges. As a result of the foregoing transactions as of December 31, 2007, the Company had $14,559 receivable from Janifast.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company .At year end June 30, 2007, Mr. Biderman's affiliated firm of Palladium Capital Advisors was owed unpaid finders fees in the amount of $250,000. During the six months ended December 31, 2007 a portion of such fees ($100,000) was paid through the issuance of common stock and the remainder ($150,000) unpaid.

In addition to the above, a short term loan of $175,820 was extended to Granita Media Inc from employee officers of that company. (See Note re: Granita Media Inc)

In addition, at various points during the most recent six month period and at various points during the past fiscal year the Messrs, Durando, Dotoli and Smiley provided bridge loans to the Company, evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand. The following is a summary of such activity during the six months ended December 31, 2007.

Summary of Transactions with Related Parties
Six months ended December 31, 2007

	RON	GUS	MARTIN
	DURANDO	DOTOLI	SMILEY	TOTAL
NOTES PAYABLE OFFICERS
BALANCE 6/30/07	$85,000	$75,000	$161,000	$321,000
July 2007 Advances (Payments)	($30,000)	($75,000)		($105,000)
August 2007 Advances (Payments)	$35,000	$75,100	$35,000	$145,100
Sept 2007 Advances (Payments)	$110,000			$110,000
Assumption of Note Payable- Sovereign	$110,000			$110,000
Oct 2007 Advances (Payments)	$25,000	$25,000	$25,000	$75,000
Nov 2007 Advances (Payments)	$76,000	$36,000	$11,000	$123,000
Dec 2007 Advances (Payments)	$25,000	$0	$0	$25,000
BALANCE Notes Payable Officers 12/31/07	$436,000	$136,100	$232,000	$804,100

Deferred Compensation	$130,000	$200,000		$330,000

Due To Officers
BALANCE 6/30/07	$188,400	$75,500		$263,900
Consulting Fee Earned -1st Qtr	$98,400	$70,500		$168,900
Consulting Fees Paid - 1st Qtr	($39,500)	($32,500)		($72,000)
Consulting Fee Earned - 2nd Qtr	$98,400	$70,500		$168,900
Consulting Fees Paid - 2nd Qtr	($10,000)	($10,000)		($20,000)
Balance Due to Officers 12/31/07	$335,700	$174,000		$509,700

Interest Payable	$13,110	$2,260	$10,410	$25,780
Totals Payable to Officers	$914,810	$512,360	$242,410	$1,669,580

COMPENSATION
Consulting / Salary	$196,800	$141,000	$100,000	$437,800
Interest	$13,110	$2,260	$10,410	$25,780
Stock Based Compensation	$0	$0	$0	$0
Total Compensation Officers	$209,910	$143,260	$110,410	$463,580

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, mPhase had working capital deficit of $4,918,107 as compared to working capital deficit of $3,088,439 at June 30, 2007. Through December 31, 2007, the Company had incurred development stage losses totaling $170,990,946.

Historically, mPhase has funded its operations and capital expenditures primarily through private placements of common stock. Management expects that its ongoing financial needs will continue to be provided by such financing activities and believes that the sales of its IPTV and DSL component products will provide some offset to cash flow used in operations, although there can be no assurance of such events. At December 31, 2007, the Company had cash and cash equivalents of $192,103_compared to $23,253 at June 30, 2007, accounts receivable of $1,980 and inventory of $9,678. This compared to $1,961 of accounts receivable and $505,910 of inventory at June 30, 2007.

Cash used in operating activities was $2,122,803 during the six months ending December 31, 2007. The cash used in operating activities consists principally of the net loss offset in part by non-cash charges of $162,952, $256,895, $414,084, and $495,283 for depreciation and amortization, reparation expenses, deferred compensation and inventory write offs respectively. In addition in the quarter ended December 31,2007 the change in the market value of derivative securities of $857,143. This is offset in part by a decrease in accounts of payable $287,887 . The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

From inception (October 2, 1996) through December 31, 2007 the Company has incurred development stage losses and has an accumulated deficit of $170,990,946 and a stockholders' deficit of $4,049,265. The report of the Company's outside auditors, Rosenberg, Rich, Baker, Berman and Company with respect to its latest audited 10K for the fiscal year ended June 30, 2007, stated that "there is substantial doubt of the Company's ability to continue as a going concern".

We continue our efforts to raise additional funds through private placements of our common stock and strategic alliances, the proceeds of which are required to fund continuing expenditures associated with the nanotechnology business. However, there can be no assurance that mPhase will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when needed, or at terms that we deem to be reasonable.

During the next 12 months, Company anticipates that it will need to raise, at a minimum, approximately $5 million, primarily in private placement of its common stock with accredited investors. In addition, we will need to focus on and control certain expenses.

Should these cash flows not be available to us, we believe we would have the ability to revise our operating plan and make certain further reductions in expenses, so that our resources which were available at December 31, 2007, plus financing to be secured during the balance of fiscal year 2008, will be sufficient to meet our obligations through the end of fiscal year 2009. We have continued to experience operating losses and negative cash flows. To date, we have funded our operations with a combination of component sales, debt conversions with related parties and strategic vendors, and private equity offerings. Management believes that we will be able to secure the necessary financing in the short-term to fund our operations into our next fiscal year. However, failure to raise additional funds, or generate significant cash flows through revenues, could have a material adverse effect on our ability to achieve our intended business objectives.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c and of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time mPhase may be involved in various legal proceedings and other matters arising in the normal course of business.

ITEM 2. CHANGES IN SECURITIES

Private Placements

During the quarter ended September 30, 2007, the Company issued 500,000 shares of its common stock in private placements generating net proceeds of $50,000 During the quarter ended December 31, 2007, the Company issued 850,000 shares of its common stock in private placements generating net proceeds of $48,000

Other Equity Transactions

During the six months ended,, December 31, 2007, the Company issued 60,000 of options to purchase common stock valued at $1,579 to employees and issued 3,163,957 shares of common stock valued at $256,897 to reflect repricing agreements. In addition, 1,109,200 shares were issued to pay for finders fees valued at $100,000.

Investment in Granita Media inc

An investment of $514,000 was received by Granita Media Inc, a subsidiary formed July 1, 2007 to operate its IPTV business. Since the company remains the controlling shareholder in Granita Media and such results are consolidated, this investment is shown as additional paid in capital. (see note 4)

Convertible Debt Short Term

In September, 2007, the Company received proceeds of $154,000 of convertible debt bearing interest at an annual rate of 15% and due September 1, 2008. Such debt may be converted into the Company's common shares at a price equal to a 20% discount from the 20 day average bid and ask price over twenty consecutive days. Such election is at the option of the Company on September 1, 2008.

Convertible Debentures / Note Receivable / Debt Discount

In December, 2007, the Company received proceeds of $500,000 under a securities purchase agreement . This transaction involves three related agreements: 1) A Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $6,000,000 of funds; 2) A Convertible Debenture  in the amount of $1.5 million ,with and interest rate of, 7 ¼% and a maturity date of December 11, 2010 and 3) A Secured Note Receivable in the amount of $1.0 million,, an interest rate of 8 ¼ % and a maturity date of February 1, 2011 due from the same parties who are the holders of the Convertible Debentures.

Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by the lesser of  $.35 per share or 80% of the 3 lowest Volume Weighted Average Prices during a 20 day trading period.  At the time of the transaction (December 11,2007) this amounted to the ability to convert the $1.5 million debenture into shares of common stock. At the time the transaction was entered into the derivative value of this security was calculated to be $1,678,471. At year end given the decline in stock prices, this value had been reduced to $406,404 creating a non cash credit to other  income of $1,272,067.  Management cautions that this credit should be deemed to be non-recurring and not the results of operations and that estimates relative to the amount of convertible shares may change.  It should also be noted that the holder has the right to offset unpaid principal amount against the note receivable in the event of a default.

In addition, the transaction resulted in a note discount of $1,500,000 which is being amortized  as expense  over the life of the loan.  Amortization since December 11, 2007 has amounted to $27,372.

 No further draws under this facility are anticipated until June 30, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS.

31.1     Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes -Oxley Act of 2002.
31.2     Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes -Oxley Act of 2002.
32.1     Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.
32.2     Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.
By: /s/ Martin S. Smiley
Martin S. Smiley
Dated: February 13, 2008	Executive Vice President
Chief Financial Officer and
General Counsel, Director