Form 10-Q
period 2008-03-31
MPHASE TECHNOLOGIES INC
filed 2008-05-14
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTER ENDED March 31, 2008

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

YES ☒          NO ☐

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF May 14, 2008 IS 417,505,700 SHARES, ALL OF ONE CLASS OF $.01 STATED VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

INDEX

		PAGE
PART I	Financial Information
ITEM 1
	Audited Consolidated Balance Sheets-June 30, 2007 and Unaudited March 31, 2008	3

	Unaudited Consolidated Statements of Operations-Three months ended March 31, 2007 and 2008 and from October 2, 1996 (Date of Inception) to March 31, 2008	4

	Unaudited Consolidated Statements of Operations-Nine Months ended March 31, 2007 and 2008 and from October 2, 1996 (Date of Inception) to March 31, 2008	5

	Unaudited Consolidated Statement of Changes in Shareholders Deficit Nine Months ended March 31, 2008	6

	Unaudited Consolidated Statement of Cash Flow-Nine Months Ended March 31, 2007 and 2008 and from October 2, 1996 (Date of Inception) to March 31, 2008	7

	Notes to Consolidated Financial Statements	8-12

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Condition and Results of Operations	13-22

ITEM 3	Quantitative and Qualitative Disclosures about market risk	23
ITEM 4	Controls and Procedures	23
PART II	Other Information	23
ITEM 1	Legal Proceedings	23
ITEM 2	Changes in Securities	23
ITEM 3	Defaults Upon Senior Securities	24
ITEM 4	Submission of Matters to a Vote of Security Holders	24
ITEM 5	Other Information	24
ITEM 6	Exhibits and Reports on Form 8-K	24
SIGNATURE		25

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	March 31,
	2007	2008
		Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,253	$12,320
Accounts receivable	1,961
Subscriptions receivable	500,000
Inventories	505,910
Prepaid and other current assets	442,585	118,741
Total Current Assets	1,473,709	131,061

Property and equipment, net	282,801	195,413
Patents and licensing rights, net	51,140
Note receivable		1,000,000
Deferred financing fees and Other assets		550,583
TOTAL ASSETS	$1,807,650	$1,877,057

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,355,250	$2,559,921
Accrued expenses	933,145	483,806
Due to related parties	852,405	1,559,533
Notes payable, related parties	321,000	426,138
Short term notes	76,640	250,821
Convertible debt		54,000
Deferred revenue	23,708
TOTAL CURRENT LIABILITIES	$4,562,148	$5,334,219

Convertible debt derivative liability - (Note 3)		$3,330,390
Convertible debenture net of discount (Note 3)		$155,497
TOTAL LIABILITIES	$4,562,148	$8,820,106

COMMITMENTS AND CONTINGENCIES (Note 6 )	-	-

STOCKHOLDERS' DEFICIT
Common stock, par value $.01, 900,000,000 shares authorized
387,846,008 and 401,356,200 shares issued and outstanding at June
30, 2007 and March 31, 2008, respectively	$3,878,460	$4,013,562
Additional paid in capital	162,100,718	163,547,477
Deferred compensation	(414,084)
Deficit accumulated during development stage	(168,311,619)	(174,496,115)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	($2,754,498)	($6,943,049)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,807,650	$1,877,057

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations

			Date of
	For the Three Months		Inception to
	March 31,		March 31,
	2007	2008	2008

REVENUES	$15,155	$545	$22,545,370

COSTS AND EXPENSES
Cost of Sales	$2,817	$0	$16,424,692

Research and Development (including non-cash stock related
charges of $2,410,119 inception to date)	$1,250,680	$275,565	$59,588,026

General and Administrative (including non-cash stock related charges of $250,791, $1,750 and $62,185,500 for three
months ended March 31, 2007, 2008 and inception to date
respectively)	$1,644,894	$576,473	$108,498,073
Depreciation and Amortization	$22,676	$21,097	$3,261,140

TOTAL COSTS AND EXPENSES	$2,921,067	$873,135	$187,771,931

LOSS FROM OPERATIONS	($2,905,912)	($872,590)	($165,226,561)

OTHER INCOME (EXPENSE) net
Interest Income (Expense), net	$1,218	($144,966)	($364,475)
Reparation and Other (Expense) net	($358,835)	($57,512)	($7,541,202)
Change in Derivative Value	$0	($2,430,101)	($1,363,877)
TOTAL OTHER INCOME (EXPENSE)	($357,617)	($2,632,579)	($9,269,554)

NET (LOSS)	($3,263,529)	($3,505,169)	($174,496,115)

LOSS PER COMMON SHARE, basic and diluted	($0.01)	($0.01)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, basic and diluted	327,195,047	397,367,531

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations

			Date of
	For the Nine Months		Inception to
	March 31,		March 31,
	2007	2008	2008

REVENUES	$135,743	$96,259	$22,545,370

COSTS AND EXPENSES
Cost of Sales	88,207	949	16,424,692

Research and Development (including non-cash stock
related charges of $2,410,119 inception to date )	4,964,404	1,615,609	59,588,026
General and Administrative (including non-cash stock
related charges of $1,124,647, $417,414 and $62,185,500
for nine months ended March 31, 2007, 2008 and
inception to date respectively)	5,012,073	3,057,928	108,498,073
Depreciation and Amortization	66,314	136,283	3,261,140

TOTAL COSTS AND EXPENSES	10,130,998	4,810,769	187,771,931

LOSS FROM OPERATIONS	(9,995,255)	(4,714,510)	(165,226,561)

OTHER INCOME (EXPENSE) net
Interest Income (Expense), net	(10,930)	(196,024)	(364,475)
Reparation and Other (Expense) net	(1,054,187)	89,915	(7,541,202)
Change in Derivative Value and Debt Discount	0	(1,363,877)	(1,363,877)
TOTAL OTHER INCOME (EXPENSE)	(1,065,117)	(1,469,986)	(9,269,554)

NET LOSS	($11,060,372)	($6,184,496)	($174,496,115)

LOSS PER COMMON SHARE, basic and diluted	($0.04)	($0.02)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, basic and diluted	309,018,361	394,601,102

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Changes in
Shareholders' Deficit
(Unaudited)

							Total
				Additional Paid			Shareholders
		$.01 Stated	Treasury	in	Deferred	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Compensation	Deficit	Equity
Balance June 30, 2007	387,846,004	$3,878,460	($7,973)	$162,100,718	($414,084)	($168,311,619)	($2,754,498)

Issuance of common stock in private placements	1,350,000	$13,500		$84,500			$98,000
Common shares in settlement of accrued expenses	1,019,200	$10,192		$89,808			$100,000
Issuance of additional shares effect repricing	3,163,400	$31,637		$225,260			$256,897
Stock options awarded to employees and officers				$3,329			$3,329
Amortization of deferred stock compensation				$0	$414,084		$414,084
Investment in Granita				$514,000			$514,000
Conversion of debt	2,727,596	$27,273		$136,362			$163,635
Shares issued relative to debt financing	5,250,000	$52,500		$393,500			$446,000
Net Loss						($6,184,496)	($6,184,496)
Balance March 31, 2008	401,356,200	$4,013,562	($7,973)	$163,547,477	$0	($174,496,115)	($6,943,049)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			October 2, 1996
	Nine Months Ended		(Date of Inception)
	March 31,		To March 31,
	2007	2008	2008

Cash Flow From Operating Activities:
Net Loss	($11,060,372)	($6,184,496)	($174,496,115)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	165,028	202,591	$7,238,593
(Gain) loss on debt extinguishments		57,513	($714,703)
Loss on unconsolidated subsidiary			$1,466,467
Non-cash charges relating to issuance of common stock,
common stock options and warrants	1,124,647	3,329	$62,437,923
Reparation charges	1,202,730	256,897	$7,661,421
Derivative Value and Debt Discount charges		1,497,422	$1,497,422
Write off of Granita Inventory		505,910	$505,910
Other non cash charges including amortization of deferred
compensation		$414,084	$1,015,065
Changes in assets and liabilities:
Accounts receivable	103,467	1,961	$427,876
Inventories	(315,264)		($510,471)
Prepaid expenses and other current assets	(427,653)	323,844	($37,680)
Other			($559,932)

Accounts payable, Accrued expenses, Deferred revenue	1,974,822	(168,376)	$8,612,878
Due to/from related parties	502,128	707,128	$7,342,682
Net cash used in operating activities	($6,730,467)	($2,382,193)	($78,112,664)

Cash Flow from Investing Activities:
Payments related to patents and licensing rights			($450,780)
Purchase of fixed assets	($54,369)	($64,063)	($3,281,618)
Net Cash used in investing activities	($54,369)	($64,063)	($3,732,398)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock,
exercises warrants and finders fees .net	$5,795,386	$598,000	$80,290,605
Payments of short term notes	(216,420)		($901,704)
Advances from Microphase			$347,840
Issuance of Convertible Debentures		154,000	$154,000
Proceeds from notes payable related parties	161,000	169,323	$460,614
Issuance of Long Term Convertible Debentures		1,000,000	$1,000,000
Sale of minority interest in subsidiary		514,000	$514,000
Repurchase of treasury stock at cost			($7,973)

Net cash provided by financing activities	$5,739,966	$2,435,323	$81,857,382

Net increase (decrease) in cash	($1,044,870)	($10,933)	$12,320

CASH AND CASH EQUIVALENTS, beginning of period	$1,359,925	$23,253

CASH AND CASH EQUIVALENTS, end of period	$315,055	$12,320	$12,320

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - mPhase Technologies, Inc. (the "Company") was organized on October 2, 1996 and is in the development stage, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." Since December 2007, the Company has focused its efforts and financial resources exclusively on its "Smart" Nano Battery product with the goal of moving such product to commercialization as quickly as possible. The Company has, in order to conserve financial resources, temporarily suspended its development activities with respect to its IPTV product and its nanotechnology Magnetometer product. The Company is no longer involved in sales involving DSL component products. Since mPhase is in the development stage, the accompanying consolidated financial statements should not be regarded as typical for normal operating periods.

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ending March 31, 2008 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

Through March 31, 2008, the Company had incurred cumulative (a) development stage losses totaling ($174,496,115), (b) a stockholders’ deficit of $6,943,049, and (c) negative cash flow from operations equal to $78,112,664. At March 31, 2008, the Company had $12,320 of cash and cash equivalents to fund short-term working capital requirements. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

CONVERTIBLE DEBT and DERIVATIVE LIABILITY - The Company has estimated the value of the derivative liability associated with its convertible debt. Such estimate is based on a Black Sholes calculation at the time of the debt was issued. Periodically, the value of this liability is marked to market and adjusted accordingly. Such adjustments are included in Other Income (Expense). In addition, the value of any common stock issued and related to such agreements was established at the time of issuance and is being amortized into expense over the term of the debenture.

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

2. SUPPLEMENTAL CASH FLOW INFORMATION

For the nine months ended March, 31

	2007	2008

Non Cash Investing and Financing Activities:
Common stock issued in settlement of accrued expenses		$100,000
Assumption of Sovereign note payable		$110,000
Conversion of vendor debt to equity	$909,294
Conversion of convertible debt		$106,123
Note receivable		$1,000,000

RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase’s President, Chief Operating Officer and Chairman of the Board of the Company are also officers of Microphase and mPhase’s President and Chairman of the Board are shareholders of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services have been $5,000 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis. During nine months ended March 31, 2007 and 2008 and from inception (October 2, 1996) to March 31, 2008, $243,099, $60,731 and $9,123,395 respectively, have been charged to expense.

As a result of the foregoing transactions as of March 31, 2008, the Company had a $282,806 payable to Microphase.

JANIFAST LTD.

The Company has historically purchased products manufactured by Janifast Ltd, which is owned by Janifast Holdings, a Company in which two directors of mPhase are significant shareholders and one is an officer. The Company previously sold DSL products produced by Janifast Ltd. but has recently refocused its operations exclusively on its nanotechnology battery product and is not expected to make significant purchases from Janifast Ltd. or engage actively in the business of telecommunications component products.

During the nine months ended March 31, 2007 and 2008 and the period from inception (October 2, 1996) to March 31, 2008, $0, $0 and $16,031,811 respectively have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations. During the nine months ended March 31, 2007, the Company charged Janifast $31,607 in occupancy charges for a portion of its Little Falls, New Jersey office.

As a result of the foregoing transactions as of March 31, 2008, the Company had $19,336 receivable from Janifast, which is netted against Due to Related Parties on the Balance Sheet.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company .At year end June 30, 2007, Mr. Biderman's affiliated firm of Palladium Capital Advisors was owed unpaid finders fees in the amount of $250,000. During the nine months ended March 31, 2008 a portion of such fees ($100,000) was paid through the issuance of common stock and the remainder ($150,000) unpaid.

In addition to the above short term loans, $175,820 was extended to Granita Media Inc from employee officers of that company. (See Note re: Granita Media Inc)

In addition, at various points during the most recent nine month period and at various points during the past fiscal year the Messrs, Durando, Dotoli and Smiley provided bridge loans to the Company, evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand and carry a 12% interest rate. The following is a summary of such activity during the nine months ended, March 31, 2008.

Summary of Transactions with Officers
Nine Months Ended March 31, 2008

	RON	GUS	MARTIN
	DURANDO	DOTOLI	SMILEY	TOTAL
NOTES PAYABLE OFFICERS
BALANCE 6/30/07	$85,000	$75,000	$161,000	$321,000
July 2007 Advances (Payments)	($30,000)	($75,000)		($105,000)
August 2007 Advances (Payments)	$35,000	$75,100	$35,000	$145,100
Sept 2007 Advances (Payments)	$110,000			$110,000
Assumption of Note Payable- Sovereign	$110,000			$110,000
Oct 2007 Advances (Payments)	$25,000	$25,000	$25,000	$75,000
Nov 2007 Advances (Payments)	$76,000	$36,000	$11,000	$123,000
Dec 2007 Advances (Payments)	$25,000	$0	$0	$25,000
Transferred to Deferred Comp	($148,000)	($123,500)		($271,500)
Jan 2008 Advances (Payments)	$2,000	$32,000		$34,000
Feb 2008 Advances (Payments)	$0	$55,000	$72,038	$127,038
Mar 2008 Advances (Payments)	($180,000)	($47,500)	($40,000)	($267,500)
BALANCE Notes Payable Officers	$110,000	$52,100	$264,038	$426,138

Deferred Compensation	$278,000	$323,500		$601,500

Due To Officers
BALANCE 6/30/07	$188,400	$75,500		$263,900
Consulting Fee Earned -1st Qtr	$98,400	$70,500		$168,900
Consulting Fees Paid - 1st Qtr	($39,500)	($32,500)		($72,000)
Consulting Fee Earned - 2nd Qtr	$98,400	$70,500		$168,900
Consulting Fees Paid - 2nd Qtr	($10,000)	($10,000)		($20,000)
Consulting Fee Earned - 3rd Qtr	$98,400	$70,500		$168,900
Consulting Fees Paid - 3rd Qtr	($12,000)	($8,500)		($20,500)
Balance Due to Officers	$422,100	$236,000		$658,100

Interest Payable	$19,170	$2,953	$14,340	$36,463
Totals Payable to Officers	$829,270	$614,553	$278,378	$1,722,201

COMPENSATION
Consulting / Salary Earned	$295,200	$211,500	$150,000	$656,700
Interest Earned	$19,170	$2,953	$14,340	$36,463
Stock Based Compensation	$0	$0	$0	$0
Total Compensation Officers	$314,370	$214,453	$164,340	$693,163

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

During the nine months ended, March 31, 2008, the Company issued 85,000 of options to purchase common stock valued at $3,329 to employees and issued 3,163,957 shares of common stock valued at $256,897 to reflect re-pricing agreements. In addition, 1,109,200 shares were issued to pay for finders fees valued at $100,000. In the most recent quarter the company issued 5,250,000 shares of common stock valued at $446,000 in connection with debt financing arrangement (see convertible debt below)

Investment in Granita Media inc

An investment of $514,000 was received by Granita Media, Inc, a subsidiary formed July 1, 2007, to operate its IPTV business. Since the company remains the controlling shareholder in Granita Media and such results are consolidated, this investment is included in Additional Paid In Capital. (See note 4)

Convertible Debt Short Term

In September, 2007, the Company received proceeds of $154,000 of convertible debt bearing interest at an annual rate of 15% and due September 1, 2008. Such debt may be converted into the Company’s common shares at a price equal to a 20% discount from the 20 day average bid and ask price. Such election is at the option of the Company on September 1, 2008. In March 2008, $100,000 of such debt was converted into 2,727,264 shares of common stock.

Convertible Debentures / Note Receivable / Debt Discount

In December, 2007, the Company received proceeds of $500,000 under a Securities Purchase Agreement. This transaction involves three related agreements: 1) A Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $6,000,000 of funds; 2) A Convertible Debenture in the amount of $1.5 million, with an interest rate of 7 ¼% and a maturity date of December 11, 2010 and 3) A Secured Note Receivable in the amount of $1.0 million, with an interest rate of 8 ¼ % and a maturity date of February 1, 2011 due from the same parties who are the holders of the Convertible Debentures

Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by the lesser of $.35 per share or 80% of the 3 lowest Volume Weighted Average Prices during a 20 day trading period. At the time of the transaction (December 11, 2007) the derivative value of this security was calculated to be $1,678,471. On March 31, 2008, given the increase in the stock price, this value had increased to $2,404,647 creating a non-cash charge to earning of $1,987,826, which was recognized in the current quarter and fully offsetting the prior quarters credit to earnings of $1,272,067. It should also be noted that the holder has the right to offset unpaid principal amount against the note receivable in the event of a default. No further draws under this facility are anticipated until June 30, 2008.

In February 2008, the Company entered into a Convertible Debenture transaction which involved the receipt of $500,000 cash, a note payable of $550,000 and the issuance of 3,250,000 shares of stock valued at $260,000. The terms of the debenture provide for a 7.5% interest rate, a due date of February 2012 and allow similar conversion privileges equal to 80%. The derivative value of such security was estimated to be $581,428 on the date of issuance. On March 31, 2008, this value had increase to $925,743 creating a non cash charge to earnings of $344,315. The cost of the shares issued is being amortized to expense over the life of the debenture.

The above transactions resulted in note discounts which are being amortized over the life of the loans and have resulted in a charge to expense of $205,843 for the nine month period ended March 31, 2008.

4. GRANITA MEDIA

Effective July 1, 2007, the Company formed Granita Media, Inc. to separate its IPTV business and facilitate the raising of capital. Pursuant to an arrangement with 4 employees of mPhase, such employees were terminated from mPhase as of July 1, 2007 and became employees of Granita Media Inc and invested solely in the common stock of Granita Media Inc. Under the arrangement, each of the 4 employees were required to invest $125,000 in exchange for an aggregate 2% equity interest in Granitia Media, Inc with mPhase continuing to own 98% of the Company. The 4 employees contributed a total of $339,000 of the total $500,000 equity investment required from them and raised from third party investors another $175,000 for a total of $514,000 Granita Media has 19,000,000 shares of common stock outstanding of which 18,000,000 was owned by mPhase Technology and 1,000,000 is being held for issuance the 4 employees and the third party investors pending an agreement among such persons of the allocation of such shares.

Under the terms of the arrangement between mPhase and the 4 employees, such employees were authorized to sell up to 7.99% of additional equity in the Company for a total of not less than $2,000,000 of additional capital by December 31, 2007. As noted above, the employees raised a total of $175,000 of outside capital only and pursuant to the arrangement, such employees either resigned or were terminated by mPhase together with several lower level employees of Granita. A dispute has arisen between Granita Media and one of the former employees with respect to a sum of approximately $168,000 included in short term loans. It is the Company’s position that such sums were voluntarily advanced to fund operating expenses after July 1, 2007. Since the 4 employee / officers of Granita Media were required to cover operating expenses of Granita Media after July 1, 2007 through equity investments either directly or from third parties, the Company has taken the position that such amount is not owed to the employee. In addition, the Company has substantial rights of offset for unpaid rent with respect to the portion of its Little Falls office occupied by Granita Media after July 1, 2007.

During the nine month period ended March 31, 2008, Granita Media Inc sustained losses estimated to be $762,000, had exhausted all cash resources and was past due on payables to key vendors. In October, 2007, Granita Media received notice that its test system being deployed at Comstar/Odessa, a major telephone service provider in the Ukraine was being replaced by a system of another vendor used by its parent company in Russia. This event, together with the inability of the 4 employees to successfully arrange not less than $2 million of additional equity financing under their arrangement with the Company to fund operating expenses of Granitia Media, Inc, prompted a suspension of operations and the resignation by all of the 4 employees the termination and all other technical employees . The Company is currently undergoing a review of strategic alternatives including the licensing of technology developed for the IPTV product and the potential of moving forward with its Targeted Advertising addition to such product.

5. INVESTMENT IN SOVEREIGN TRACKING SYSTEMS

On August 21, 2007, the Company announced that it had acquired from Mr. Durando, in exchange for a 12% demand promissory note in the principal amount of $110,000, a 10% interest in Sovereign Tracking Systems, LLC, a New Jersey limited liability company that holds the license for a patent for a Real-Time Location System to track high value assets. Mr. Durando had previously paid the amount of $110,000 to Mr. William A. Robinson, the owner of Sovereign Tracking Systems, LLC.

6. COMMITMENTS AND CONTINGENCIES

The Company has a lease obligation for the rental of office space in Little Falls, New Jersey until March 31, 2012. Annual obligations under the lease require rent of $251,562 in each of the next fiscal years ending from June 30, 2008 to June 30, 2011 and $188,672 up to March 31, 2012. In total such obligations amount to $1,133,669. In addition, the Company has various disputes involving legal action with vendors formally involved in the IPTV business including Magpie. These disputes are being negotiated and are not deemed to have a material adverse impact.

7 SUBSEQUENT EVENTS AND OTHER MATTERS

In April, 2008 the Company received a total of $2,084,722 in cash from the following sources:

  $1,062,500 from the issuance of 21,250,000 shares of common stock

  $722,222 from the conversion of 11,111,113 warrants into common stock

  $300,000 related to convertible debt totaling $350,000 at 12% interest with a maturity of March 2011. Such debt allows the conversion into common stock at amount equal to 75% of the lowest trading price in the 20 trading days prior to conversion. On April 2, 2008, when this transaction became effective the derivative value of such security was approximately $600,000. Subsequently, this value has declined substantially as the market price of the Company’s common stock has declined.

These funds were used in part to improve the Company’s Working Capital situation by significantly paying down past due payables and setting aside funds for future operations. As of May 12, 2008, the Company had in excess of $600,000 cash.

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

RESULTS OF OPERATIONS

OVERVIEW

mPhase, a New Jersey corporation founded in 1996, is a publicly-held company with over 18,000 shareholders and approximately 400 million shares of common stock outstanding. The Company’s common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL.

The Company has recently shifted its primary business focus to the development of battery technology and using the science of nanotechnology has developed a battery that has a significantly longer shelf life prior to activation than conventional batteries. In addition, such battery product, unlike conventional batteries, is capable of being disposed of after use without harm to the environment. The Company believes that such battery will have the following additional advantages over conventional batteries:

1. Easy to miniaturize

2. Quick ramp up to full power.

3. Compatible with Semiconductor Processing

4. High Power and Energy Density

5. Wide range of chemistries can be used

6. Inexpensive to mass produce

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

Description of Operations

Nanotechnology

The Company's is currently focused upon development and commercialization of its "Always Ready" battery product developed using the science of nanotechnology. The Company believes that such battery has a much longer shelf life than conventional batteries and will have significant commercial and military applications. The Company has temporarily suspended, to conserve financial resources, development of its magnetometer sensor devices also developed using the science of nanotechnology.

History of Nanotechnology Operations

Nano Battery:

mPhase Technologies along with Alcatel/Lucent/Bell Labs, jointly conducted research from February 2004 through April of 2007 that demonstrated control and manipulation of fluids on superhydrophobic surfaces to create power cells by controlling wetting behavior of electrolyte on nano structured electrode surfaces. The scientific research conducted set the ground work for continued exploration in the development of intelligent nanotechnology power cells (nano-batteries), and formed a path to commercialization of the technology for a broad range of market opportunities. During 2005 and 2006, the battery team tested modifications and enhancements to the internal design of the battery to optimize its power and energy density characteristics, as well as making engineering improvements that were essential in moving the battery from a zinc based chemistry to a more commercially based lithium based chemistry that can be manufactured.

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

The Company decided in September of 2007 to transfer its development toward commercialization from Alcatel/Lucent Bell Labs in order to broaden its development efforts beyond zinc based batteries. The Company rapidly and cost-effectively developed the battery into a commercial product. The Company had previously established a significant working relationship with Rutgers University to broaden its battery development to include lithium chemistries.

In July of 2007, the Company announced that it had received from the U.S. Army a Phase I small business transfer grant to develop its battery product. In March of 2008, the Company announced that it had been invited to submit a proposal for a Phase II small business transfer grant based upon the work it had performed on the Phase I grant. The phase II grant is in the amount of $750,000 and the Company is expected to be informed by the Army on or about June 15, 2008 whether it will be awarded such Phase II grant. During the summer of 2007, the Company formed a new wholly-owned subsidiary, Always Ready, Inc., to focus on the development of its nanotechnology products. The Company has recently used such subsidiary as a division of the Company in order to develop increasing brand recognition of its battery product.

In February of 2008, the Company announced that a prototype of its smart reserve nano battery was successfully deployed in a gun-fired test at the Aberdeen Proving Ground at Maryland. The test was conducted by the U.S. Army Armament Research and Development and Engineering Center (ARDEC) of Picatinny, New Jersey. The battery not only survived the harsh conditions of deployment at a g force in excess of 45,000 but was also successfully activated by such g force.

In March of 2008, the Company announced the successful transfer to a commercial foundry of certain processes critical to the manufacturing of its nanotechnology smart battery enabling the creation of multiple cells of electro-wetting structures in a single battery. The Company successfully manufactured nano-structured separators critical to commercial production of the battery at the foundry. By achieving a series of delayed activations, the shelf life of such battery is increased to a potentially infinite period of time.

In April of 2008, the Company announced that it had successfully achieved remote activation of its nano battery product. Such remote activation is necessary in potential applications of such batteries for use in RFID tags.

In April of 2008, the Company announced that it had successfully produced a lithium based nano battery with a soft or "pouch" packaging that provides power on command. The Company believes that it is a significant milestone in moving from a low density zinc based battery to a high density lithium based battery towards proving that an on command nano battery will eventually be economically and commercially viable.

IPTV

Historically, the Company since its inception has focused upon developing innovative solutions for the delivery of Broadcast Television as part of a "triple play" of services that includes voice and high-speed internet for telephone service providers globally. Beginning in fiscal year 2004, the Company began developing Broadcast television delivery solutions through software/middleware designed to enable telephone service providers to deliver video data using internet protocol. The Company’s middleware/software is highly scalable, potentially saving telephone service providers significant hardware deployment costs for routers and servers required for the carrier class delivery of broadcast television using internet protocol. Such solution potentially expands the content of available information from the internet into broadcast quality television. The Company’s middleware is capable of delivering over copper, fiber, coax or any infrastructure representing a combination of the foregoing that is used by a telecommunications service provider. The Company has not to date been able to derive any significant revenue from our TV+ solution. Accordingly, the Company has for the present suspended development of its IPTV to conserve financial resources pending a reevaluation of strategy. All inventory has been written off and all strategic alternatives relative to this business segment including the valuation and sale of assets and licensing of the technology are being evaluated.

Other Nanotechnology Products

On March 10, 2005 the Company announced an agreement with the Bell Labs research and development arm of Lucent Technologies, Inc. to co develop using the science of nanotechnology and commercialize uncooled magnetic ultra-sensitive sensors for a host of defense and civilian applications. The sensors, technically referred to as magnetometers, are based upon Micro Electro Mechanical Systems (MEMS) using designs based upon fundamental breakthroughs made in the past few years at Bell Labs as part of the New Jersey Nanotechnology Consortium. Initial tests of theses MEMS magnetometers indicate sensitivities 1000 times those achieved in presently available uncooled magnetometers. Such devices are designed to create a new generation of ultra sensitive magnetic field sensors that will enable military combatants to detect with greater accuracy and range hostile military forces.

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

Magnetometer:

In February 2005, mPhase and Lucent Technologies' Bell Laboratories entered into a joint effort to develop an extremely sensitive magnetometer. Magnetometers can be used in a wide range of applications that include military surveillance, securing the retail environment, automotive sensors and actuators, industrial processing, medical imaging, scientific measurements, detection of mineral deposits and even air and space exploration. In sensor networks ultra-sensitive magnetometers can be used, for example, to detect and accurately pinpoint battlefield objects or they might also be used to study the workings of the human brain.

Magnetometers work by sensing changes in magnetic fields due to the motion of magnetic objects or changes in electrical currents generated by those objects. The magnetometer detects these objects by measuring time-varying magnetic signals that are superimposed on the combination of earth's background field (used to orient compasses) and static magnetic fields due to near by magnetic objects. In March of 2007, the Company ceased development with Alcatel/Bell Labs of its Magnetometer product in order to conserve financial resources. The following describes certain characteristics

Highly Sensitive Magnetometers - The enhanced sensitivity of these devices results from two scientific advances recently made by researchers at Alcatel Lucent Bell Labs. Presently, the highest sensitivity magnetometers commercially available require cooling to cryogenic temperatures. Called SQUIDs (for Superconducting Quantum Interference Devices) these devices only work at the temperature where liquid helium boils, -455 degrees below zero Fahrenheit, making such magnetometers expensive and bulky and therefore ill-suited for remote-sensing applications. Room temperature magnetometers, on the other hand, are less sensitive, and use technology that was developed in World War II for detecting submarines.

The new technology developed employs a number of different designs based on Micro-Mechanical Systems (MEMS). These designs use the very high "Quality Factor (Q)" of the mechanical resonance in single crystals of silicon. A resonance is similar to the fundamental frequency of a tuning fork. When tapped, a tuning fork will vibrate for a length of time inversely proportional to the internal friction of vibration within the metal of the tuning fork. A comparable tuning fork made from single crystal silicon, which has less internal friction than the hardest metal, will vibrate almost a thousand times longer. Based on this principal, a device employing a high Q resonator will have enhanced amplitude of vibration at the resonance frequency, and hence will display a greater sensitivity to external perturbations that affect its resonance frequency. By coupling the mechanical motion of a bar or a paddle constructed from silicon to the ambient magnetic field, this high mechanical sensitivity can be converted to high magnetic field sensitivity. The technical approach that the team is developing can be achieved either statically with an integrated magnetic film, or dynamically through motion of the silicon bar or paddle.

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

The mPhase magnetometer team has successfully reached an early milestone in intellectual property by having produced a number of MEM based sensor samples from the clean room facilities and are working on integrating them into the surrounding electronic circuitry so that measurement, characterization and sensitivity testing can be conducted.

Since the expiration, in March of 2007, of its Development Agreement with Alcatel Lucent, the Company, has in order to conserve financial resources temporarily suspended development of its magnetometer products.

FINANCIAL OVERVIEW

Revenues. Prior to the most recent nine month period all material revenues had been generated from sales of component products related its telecommunication business. Operations from this business line have been suspended pending a review of strategic alternatives. It is unclear weather any future revenue will be derived from this business segment. During the most recent nine month period, revenue has primarily been attributable to testing arrangements involving its nanotechnology products

Cost of revenues. Historically, the costs necessary to generate revenues from the sale of POTS Splitter Shelves and other related DSL component products include direct material, labor and manufacturing. mPhase paid these costs to Janifast Ltd., which has facilities in the People's Republic of China and is owned by and managed by certain senior executives of the Company. The cost of revenues also includes certain royalties paid to Microphase Corporation, a privately held corporation organized in 1955, which shares certain common management with the Company and is majority-owned by a director of mPhase.

Research and development. Research and development expenses have consisted principally of direct labor and payments made to Microphase, Lucent and other third party vendor involved in the development of the TV+ IPTV solution and nanotechnology products. All research and development costs are expensed as incurred. The Company has shifted its commercial development of its nanotechnology battery products from Lucent Technologies to certain foundries capable of providing critical out sourcing assistance.

General and administrative. General and administrative expenses consist primarily of salaries and related expenses for personnel engaged in its nanotechnology product line, legal and accounting personnel. Certain administrative activities are outsourced on a monthly fee basis to Microphase and mPhase leases its principal office in Norwalk, Connecticut from Microphase.

Non-Cash compensation charges. The Company makes extensive use of stock options and warrants as a form of compensation to employees, directors and outside consultants. We incurred non-cash compensation charges totaling $62,437,923 from inception (October 2, 1996) through March 31, 2008.

Other Expense. Included in Other Expense is a non recurring charge in the amount of $1,497,422 largely related to the change in the value of derivative securities and amortization as related debt discount. Such amounts will fluctuate significantly and should not be considered as recurring or in any way indicative of operating results.

Cumulative losses, net worth and capital needs

The Company has incurred cumulative development stage losses of $174,496,115, and negative cash flow from operations of $78,112,664. The auditors report for the fiscal year ended June 30, 2007 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". Management estimates that the Company needs to raise approximately $5 million during the next 12 months to continue its present level of operations. Such operations will be directed toward the development of the nanotechnology product line. As of March 31, 2008, the Company had a negative net worth of ($6,943,049) compared to a negative net worth of ($2,754,498) as of June 30, 2007 as a result of continuing net losses.

In April, 2008 the Company received a total of $2,084,722 in cash from the following sources:

  $1,062,500 from the issuance of 21,250,000 shares of common stock

  $722,222 from the conversion of 11,111,113 warrants into common stock

  $300,000 related to convertible debt totaling $350,000 at 12% interest with a maturity of March 2011. Such debt allows the conversion into common stock at amount equal to 75% of the lowest trading price in the 20 trading days prior to conversion. On April 2, 2008, when this transaction became effective the derivative value of such security was approximately $600,000. Subsequently, this value has declined substantially as the market price of the Company’s common stock has declined.

These funds were used in part to improve the Company’s Working Capital situation by significantly paying down past due payables and setting aside funds for future operations. As of May 12, 2008, the Company had in excess of $600,000 cash.

THREE MONTHS ENDED March 31, 2008 VS. March 31, 2007

REVENUE

Total revenues were $545 for the three months ended March 31, 2008 compared to $15,155 for the three months ended March 31, 2007. All revenue is related to research projects involving the nanobattery product line.

RESEARCH AND DEVELOPMENT

Research and development expenses were $275,565 for the three months ended March 31, 2008, as compared to $1,250,680 during the comparable period in 2007 or a decrease of $975,115. Spending levels have declined significantly as expenses related to development and testing of the TV+ product have been curtailed. In addition, the Company has reduced activity relative to research projects involving its nanotechnology product line. Our nanotechnology contracts with Alcatel Lucent have expired and product development cost transferred to a less expensive foundry.

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

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $576,473 for the three months ending March 31, 2008 down from $1,644,894 or a decrease of $1,068,421 from the comparable period in 2007. The decrease is comprised primarily of a decrease in stock based compensation of approximately $250,000, a decline in payroll resulting from the termination of approximately 75% of staff, lower levels of travel and entertainment associated with the IPTV business and its suspension and the amortization of deferred stock compensation expense of $207,000.

OTHER INCOME AND (EXPENSE)

Other Income and (Expense) amounted to an expense of ($2,632,579) for the three months ended March 31, 2008 compared to a net expense of ($357,617) for the comparable period ended 2007. The increase is primarily a result of an increase in the market value of Derivative Securities and associated debt discount in the amount of $2,430,100 and the amortization of debt discount into interest expense of $130,000. The former amount should not be deemed to be recurring. This increase is offset in part by a decline in reparation expense of approximately $100,000.

NET LOSS

The Company recorded a net loss of $3,505,169 for the three months ended March 31, 2008 as compared to a loss of $3,263,529 for the three months ended March 31, 2007. This loss is a result of the aforementioned change in the value of derivative securities and ongoing operating cost without significant revenue. Earnings per share for the three month period ended March 31, 2008 was $.01 as compared to a loss per common share of $.01 for the three months ending March 31, 2007; based upon weighted average common shares outstanding of 397,367,531 and 327,195,047 during the periods ending March 31, 2008 and 2007, respectively. Exclusive of the change in derivative value reduced losses are a result of the scale down of research activities, the suspension of development of the IPTV business segment, a significant reduction in personnel and an increase in Other Income.

NINE MONTHS ENDED March 31, 2008 VS. March 31, 2007

REVENUE

Total revenues were $96,259 for the nine months ended March 31, 2008, compared to $135,743 for the nine months ended March 31, 2007. The decrease was attributable primarily to the phasing out of the Company’s IPTV telecommunications products. This decrease is partially offset by increase in revenue associated with testing of its nanotechnology battery.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1,615,609 for the nine months ended March 31, 2008, as compared to $4,964,404 during the comparable period in 2007, or a decrease of $3,348,795. The Company had incurred most of its research and development expenses with vendors for the IPTV product including, Microphase, Magpie Insiders, Inc., Espial, Velankani and other strategic vendors. In the nine month period ended March 31, 2008, such relationships were curtailed and (or) being reevaluated resulting in dramatically lower expenses. During the nine month period ended March 31, 2008, $927,213 and $688,396 of research and development was associated with the Nanotechnology and IPTV product lines respectively. Included in the IPTV amount is $495,000 of expenses related to the first quarter write off of inventory associated with Comstar/Odessa, a telecommunications provider in the Ukraine, trial that was terminated in October, 2007.

GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $3,057,928 for the nine months ended March 31, 2008, down from $5,012,073, or a decrease of $1,954,145 from the comparable period in 2007. This decrease is a result of non-cash charges relating to the issuance of common stock and options to employees and consultants, which declined by $1,121,318 and a decline in the number of employees primarily associated with the suspension of IPTV business and administrative activities.

OTHER INCOME AND (EXPENSE)

Other Income and (Expense) amounted to net expense of ($1,469,986) for the nine months ended March 31, 2008, compared to a net expense of ($1,065,117) for the comparable period ended nine months ended March 31, 2007. This change is primarily due to a decline in reparation expense of $945,829, an adjustment of $400,000 to reflect a reduction of accrued obligations due under contractual work performed for the magnetometer offset by increased expenses associated with the changes in the Derivative Value of debt securities which amounted to $1,497,422.

NET LOSS

The Company recorded a net loss of $6,184,496 for the nine months ended March 31, 2008, as compared to a loss of $11,060,372 for the nine months ended March 31, 2007. This represents a loss per common share of $.02 for the nine month period ended March 31, 2008, as compared to a loss per common share of $.04 for the nine months ending March 31, 2007, based upon weighted average common shares outstanding of 394,601,102 and 309,018,361 respectively. Overall, the reduced losses are a result of the scale down of research activities, the suspension of development of the IPTV business segment and the magnetometer, a significant reduction in personnel and the aforementioned variations included in Other Income. This is offset in part by the aforementioned cost of $495,000 associated with the write off of IPTV inventory

CRITICAL ACCOUNTING POLICIES

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

Utilization of net operating losses generated through March 31, 2008 may be limited due to "changes in control" of our common stock that occurred.

DERIVATIVE LIABILITY

The Company has estimated the value of the derivative liability associated with its convertible debt. Such estimate is based on a Black Sholes calculation at the time the debt was issued. Periodically, the value of this liability is marked to market and adjusted accordingly. Such adjustments are included in Other Income (Expense)

STOCK-BASED COMPENSATION

On July 1, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment" (SFAS 123R). SFAS 123R revised SFAS 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The Company adopted FAS 123R using the "modified prospective" method, whereby fair value of all previously-granted employee stock-based arrangements that remained unvested at July 1, 2005 and all grants made on or after July 1, 2005 have been included in the Company’s determination of stock-based compensation expense for the three and nine months ended March 31, 2008 and March 31, 2007.

MATERIAL RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase’s President, Chief Operating Officer and Chairman of the Board of the Company are also officers of Microphase and mPhase’s President and Chairman of the Board are shareholders of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services have been $5,000 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis. During nine months ended March 31, 2007 and 2008 and from inception (October 2, 1996) to March 31, 2008, $243,099, $60,731 and $9,123,395 respectively, has been charged to expense.

As a result of the foregoing transactions as of March 31, 2008, the Company had a $282,806 payable to Microphase.

JANIFAST LTD.

The Company has historically purchased products manufactured by Janifast Ltd, which is owned by Janifast Holdings, a Company in which two directors of mPhase are significant shareholders and one is an officer. The Company previously sold DSL products produced by Janifast Ltd. but has recently refocused its operations exclusively on its nanotechnology battery product and is not expected to make significant purchases from Janifast Ltd. or engage actively in the business of telecommunications component products.

During the nine months ended March 31, 2007 and 2008 and the period from inception (October 2, 1996) to March 31, 2008, $0, $0 and $16,031,811 respectively had been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations. During the nine months ended March 31, 2007, the Company charged Janifast $31,607 in occupancy charges for a portion of its Little Falls, New Jersey office.

As a result of the foregoing transactions as of March 31, 2008, the Company had $19,336 receivable from Janifast, which is netted against Due to Related Parties on the Balance Sheet.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company .At year end June 30, 2007, Mr. Biderman's affiliated firm of Palladium Capital Advisors was owed unpaid finders fees in the amount of $250,000. During the nine months ended March 31, 2008 a portion of such fees ($100,000) was paid through the issuance of common stock and the remainder ($150,000) unpaid.

In addition to the above short term loans, $175,820 was extended to Granita Media Inc from employee officers of that company. (See Note re: Granita Media Inc)

In addition, at various points during the most recent nine month period and at various points during the past fiscal year the Messrs, Durando, Dotoli and Smiley provided bridge loans to the Company, evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand and carry a 12% interest rate. The following is a summary of such activity during the nine months ended, March 31, 2008.

Summary of Transactions with Officers
Nine Months Ended March 31, 2008

	RON	GUS	MARTIN
	DURANDO	DOTOLI	SMILEY	TOTAL
NOTES PAYABLE OFFICERS
BALANCE 6/30/07	$85,000	$75,000	$161,000	$321,000
July 2007 Advances (Payments)	($30,000)	($75,000)		($105,000)
August 2007 Advances (Payments)	$35,000	$75,100	$35,000	$145,100
Sept 2007 Advances (Payments)	$110,000			$110,000
Assumption of Note Payable- Sovereign	$110,000			$110,000
Oct 2007 Advances (Payments)	$25,000	$25,000	$25,000	$75,000
Nov 2007 Advances (Payments)	$76,000	$36,000	$11,000	$123,000
Dec 2007 Advances (Payments)	$25,000	$0	$0	$25,000
Transferred to Deferred Comp	($148,000)	($123,500)		($271,500)
Jan 2008 Advances (Payments)	$2,000	$32,000		$34,000
Feb 2008 Advances (Payments)	$0	$55,000	$72,038	$127,038
Mar 2008 Advances (Payments)	($180,000)	($47,500)	($40,000)	($267,500)
BALANCE Notes Payable Officers	$110,000	$52,100	$264,038	$426,138

Deferred Compensation	$278,000	$323,500		$601,500

Due To Officers
BALANCE 6/30/07	$188,400	$75,500		$263,900
Consulting Fee Earned -1st Qtr	$98,400	$70,500		$168,900
Consulting Fees Paid - 1st Qtr	($39,500)	($32,500)		($72,000)
Consulting Fee Earned - 2nd Qtr	$98,400	$70,500		$168,900
Consulting Fees Paid - 2nd Qtr	($10,000)	($10,000)		($20,000)
Consulting Fee Earned - 3rd Qtr	$98,400	$70,500		$168,900
Consulting Fees Paid - 3rd Qtr	($12,000)	($8,500)		($20,500)
Balance Due to Officers	$422,100	$236,000		$658,100

Interest Payable	$19,170	$2,953	$14,340	$36,463
Totals Payable to Officers	$829,270	$614,553	$278,378	$1,722,201

COMPENSATION
Consulting / Salary Earned	$295,200	$211,500	$150,000	$656,700
Interest Earned	$19,170	$2,953	$14,340	$36,463
Stock Based Compensation	$0	$0	$0	$0
Total Compensation Officers	$314,370	$214,453	$164,340	$693,163

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, mPhase had working capital deficit of $5,203,158 as compared to working capital deficit of $3,088,439 at June 30, 2007. Through March 31, 2008, the Company had incurred development stage losses totaling $174,496,115.

Historically, mPhase has funded its operations and capital expenditures primarily through private placements of common stock. Management expects that its ongoing financial needs will continue to be provided by such financing activities and believes that the commercialization and potential military grants for the "Always Ready" battery will provide some offset to cash flow used in operations, although there can be no assurance of such events. At March 31, 2008, the Company had cash and cash equivalents of $12,320 compared to $23,253 at June 30, 2007.

Cash used in operating activities was $2,382,193 during the nine months ending March 31, 2008. The cash used in operating activities consists principally of the net loss offset in part by non-cash charges of $202,591, $256,897, $414,084, and $495,283 for depreciation and amortization, reparation expenses, deferred compensation and inventory write-offs respectively. In addition, the change in the market value of derivative securities amounted to a non-cash charge of $1,497,422. This is offset in part by a decrease in accounts of payable $168,376.

The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

In April, 2008 the Company received a total of $2,084,722 in cash from the following sources:

  $1,062,500 from the issuance of 21,250,000 shares of common stock

  $722,222 from the conversion of 11,111,113 warrants into common stock

  $300,000 related to convertible debt totaling $350,000 at 12% interest with a maturity of March 2011. Such debt allows the conversion into common stock at amount equal to 75% of the lowest trading price in the 20 trading days prior to conversion. On April 2, 2008, when this transaction became effective the derivative value of such security was approximately $600,000. Subsequently, this value has declined substantially as the market price of the Company’s common stock has declined.

These funds were used in part to improve the Company’s Working Capital situation by significantly paying down past due payables and setting aside funds for future operations. As of May 12, 2008, the Company had in excess of $600,000 cash.

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT’S PLANS

From inception (October 2, 1996) through March 31, 2008 the Company has incurred development stage losses and has an accumulated deficit of $174,496,115 and a stockholders’ deficit of $6,943,049. The report of the Company’s outside auditors, Rosenberg, Rich, Baker, Berman and Company with respect to its latest audited 10K for the fiscal year ended June 30, 2007, stated that "there is substantial doubt of the Company’s ability to continue as a going concern".

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

Should these cash flows not be available to us, we believe we would have the ability to revise our operating plan and make certain further reductions in expenses, so that our resources which were available at March 31, 2008, plus financing to be secured during the balance of fiscal year 2008, will be sufficient to meet our obligations through the end of fiscal year 2009. We have continued to experience operating losses and negative cash flows. To date, we have funded our operations with a combination of component sales, debt conversions with related parties and strategic vendors, and private equity offerings. Management believes that we will be able to secure the necessary financing in the short-term to fund our operations into our next fiscal year. However, failure to raise additional funds, or generate significant cash flows through revenues, could have a material adverse effect on our ability to achieve our intended business objectives.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at March 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c and of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

During the nine months ended, March 31, 2008, the Company issued 85,000 of options to purchase common stock valued at $3,329 to employees and issued 3,163,957 shares of common stock valued at $256,897 to reflect re-pricing agreements. In addition, 1,109,200 shares were issued to pay for finders fees valued at $100,000. In the most recent quarter the company issued 5,250,000 shares of common stock valued at $446,000 in connection with debt financing arrangement (see convertible debt below)

Investment in Granita Media inc

An investment of $514,000 was received by Granita Media, Inc, a subsidiary formed July 1, 2007, to operate its IPTV business. Since the company remains the controlling shareholder in Granita Media and such results are consolidated, this investment is included in Additional Paid In Capital. (See note 4)

Convertible Debt Short Term

In September, 2007, the Company received proceeds of $154,000 of convertible debt bearing interest at an annual rate of 15% and due September 1, 2008. Such debt may be converted into the Company’s common shares at a price equal to a 20% discount from the 20 day average bid and ask price. Such election is at the option of the Company on September 1, 2008. In March 2008, $100,000 of such debt was converted into 2,727,264 shares of common stock.

Convertible Debentures / Note Receivable / Debt Discount

In December, 2007, the Company received proceeds of $500,000 under a Securities Purchase Agreement. This transaction involves three related agreements: 1) A Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $6,000,000 of funds; 2) A Convertible Debenture in the amount of $1.5 million, with an interest rate of 7 ¼% and a maturity date of December 11, 2010 and 3) A Secured Note Receivable in the amount of $1.0 million, with an interest rate of 8 ¼ % and a maturity date of February 1, 2011 due from the same parties who are the holders of the Convertible Debentures

Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by the lesser of $.35 per share or 80% of the 3 lowest Volume Weighted Average Prices during a 20 day trading period. At the time of the transaction (December 11, 2007) the derivative value of this security was calculated to be $1,678,471. On March 31, 2008, given the increase in the stock price, this value had increased to $2,404,647 creating a non-cash charge to earning of $1,987,826, which was recognized in the current quarter and fully offsetting the prior quarters credit to earnings of $1,272,067. In addition, the transaction resulted in a note discount which is being amortized as expense over the life of the loan. It should also be noted that the holder has the right to offset unpaid principal amount against the note receivable in the event of a default. No further draws under this facility are anticipated until June 30, 2008.

In February 2008, the Company entered into a Convertible Debenture transaction which involved the receipt of $500,000 cash, a note payable of $550,000 and the issuance of 3,250,000 shares of stock valued at $260,000. The terms of the debenture provide for a 7.5% interest rate, a due date of February 2012 and allow similar conversion privileges equal to 80%. The derivative value of such security was estimated to be $581,428 on the date of issuance. On March 31, 2008, this value had increase to $925,743 creating a non cash charge to earnings of $344,315. The cost of the shares issued is being amortized to expense over the life of the debenture. Management cautions that the income effect of such transactions is highly volatile and should be deemed to be non-recurring and not the results of operations.

Subsequent Event

In April, 2008 the Company received a total of $2,084,722 in cash from the following sources:

  $1,062,500 from the issuance of 21,250,000 shares of common stock

  $722,222 from the conversion of 11,111,113 warrants into common stock

  $300,000 related to convertible debt totaling $350,000 at 12% interest with a maturity of March 2011. Such debt allows the conversion into common stock at amount equal to 75% of the lowest trading price in the 20 trading days prior to conversion. On April 2, 2008, when this transaction became effective the derivative value of such security was approximately $600,000. Subsequently, this value has declined substantially as the market price of the Company’s common stock has declined.

These funds were used in part to improve the Company’s Working Capital situation by significantly paying down past due payables and setting aside funds for future operations. As of May 12, 2008, the Company had in excess of $600,000 cash.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Form 8K dated March 6, 2008 announcing the Private Placement of a $550,000, 71/4 % convertible note.

EXHIBITS.

31.1         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes -Oxley Act of 2002.
31.2         Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes -Oxley Act of 2002.
32.1         Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.
32.2         Certification of Chief Financial Officer pursuant to Section 906of the Sarbanes -Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

By: /s/ Martin S. Smiley
Dated: May 14, 2008	Martin S. Smiley
Executive Vice President
Chief Financial Officer and
General Counsel, Director