Form 10-K
period 2008-06-30
MPHASE TECHNOLOGIES INC
filed 2008-09-30
CIK 825322

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
FOR THE YEAR ENDED JUNE 30, 2008

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

As of September 23, 2008 there were approximately 527,000,000 shares of common stock, $01 par value, outstanding and the aggregate market price of shares held by non-affiliates was approximately $21,000,000 (Based upon a closing common stock price of $.04 on September 23, 2008 solely for the purpose of calculating the preceding amount, all directors and officers of the registrant are deemed to be affiliates.)

mPHASE TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2008
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

General Description of the Business

mPhase Technologies, Inc., is a publicly-held New Jersey company founded in 1996 with over 19,000 shareholders and approximately 440 million shares of common stock outstanding as of June 30, 2008. The Company's common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL.

mPhase is a development company specializing in microfluidics, microelectromechanical systems (MEMS) and nanotechnology. Through its wholly owned subsidiary AlwaysReady, Inc., mPhase is commercializing its first nanotechnology-enabled product for military and commercial applications - The Smart NanoBattery providing Power On Command™. The new well-patented battery technology, based on the phenomenon of electrowetting, offers a unique way to store energy and manage power.. Features of the Smart NanoBattery include: potentially infinite shelf life, environmentally friendly design, fast ramp to power, programmable control, and direct integration with microelectronic devices.

The platform technology behind the Smart NanoBattery is a porous nanostructured material used to repel and precisely control the flow of liquids. The material has a Smart Surface that can potentially be designed for self-cleaning applications, water purification/desalination, liquid filtration/separation, and environmental cleanup.

mPhase has been awarded a Phase II Small Business Technology Transfer Program (STTR) grant, part of the Small Business Innovation Research (SBIR) program, from the U.S. Army for continued development of a reserve Smart NanoBattery for a critical computer memory application.

mPhase is headquartered in Little Falls, New Jersey, with additional offices in Norwalk, Connecticut, and New York, New York.

Description of Operations

Microfluidics, MEMS, and Nanotechnology

In February of 2004, mPhase entered the business of developing new products based on materials whose properties and behavior are controlled at the micrometer and nanometer scales. (For reference, a micrometer or micron is equal one millionth (10-6) of a meter and a nanometer is one billionth (10-9) of a meter – the scale of atoms and molecules. A human hair is approximately 50 microns in diameter, or 50,000 nanometers thick.)

The Company has expertise and capabilities in microfluidics, microelectromechanical systems (MEMS), and nanotechnology. Microfluidics refers to the behavior, precise control and manipulation of fluids that are geometrically constrained to a small, typically micrometer scale. MEMS is the integration of mechanical elements, sensors, actuators, and electronics on a common silicon substrate through microfabrication technology. Nanotechnology is the creation of functional materials, devices and systems through control of matter (atoms and molecules) on the nanometer length scale (1-100 nanometers), and exploitation of novel phenomena and properties (physical, chemical, biological, mechanical, electrical) at that length scale.

In its Smart NanoBattery, mPhase exploits the physical phenomenon of electrowetting by which a voltage is used to change the wetting properties of a liquid/solid interface at the nanometer scale. Consider water as the liquid. Through electrowetting, mPhase can change a surface from what is referred to as a hydrophobic ("water fearing") state to a hydrophilic ("water loving") state. In the hydrophobic state, the water beads up or is repelled by the surface. In the hydrophillc state, the water spreads out or is absorbed by the surface. The ability to electronically control the wetting characteristics of a surface at the nanometer scale forms the basis of mPhase's nanotechnology operations and intellectual property portfolio.

In the Smart NanoBattery application, mPhase uses electrowetting as a new technique to s activate or literally "turn on" a battery once it is ready to be used for the first time.. At the heart of the Smart NanoBattery is a porous, nanostructured superhydrophic or superlyophobic membrane designed and fabricated by mPhase. The so-called superhydrophobic membrane applies to water and the superlyophobic membrane applies to nonaqueous or organic liquids such as ethanol or mineral oil. The difference between the two membrane types lies in the nanoscale architecture at the surface. By virtue of its superhydrophobic or superlyophobic character, the membrane, although porous, is able to physically separate the liquid electrolyte from the solid electrodes so that the battery remains dormant or inactive, thus providing no voltage, or current until called upon. This electrolyte-electrode separation gives the battery the feature of potentially unlimited shelf life and the benefit of being always ready when needed, which is not necessarily the case for conventional batteries. Electrowetting alters the liquid/membrane interface so that the liquid is now able to flow over the membrane's surface and rapidly move through the pores where it is able to contact the solid electrode materials located on the other side of the membrane.

mPhase uses MEMS, to precisely control the machining of silicon-based materials at the micrometer and nanometer scales. This ability has led to the Company's proprietary membrane design that controls the wetting and movement of liquids on a solid surface. mPhase uses microfluidics to control the flow of liquid electrolyte through the porous membrane and is also the basis for other possible applications such as self-cleaning surfaces, filtration and separation and liquid delivery systems.

History of Nanotechnology Operations

Smart NanoBattery

mPhase Technologies along with Bell Labs, jointly conducted research from February 2004 through April of 2007 that demonstrated control and manipulation of fluids on superhydrophobic and superlyophobic surfaces to create a new type of battery or energy storage device with power management features obtained by controlling the wetting behavior of a liquid electrolyte on a solid surface. The scientific research conducted set the ground work for continued development of the Smart NanoBattery and formed a path to commercialization of the technology for a broad range of market opportunities. During 2005 and 2006, the battery team tested modifications and enhancements to the internal design of the battery to optimize its power and energy density characteristics, as well as making engineering improvements that were essential in moving the battery from a zinc-based chemistry to a commercial lithium-based chemistry that can be manufactured on a large scale. The Company began its efforts by entering into a $1.2 million 12 month Development Agreement with the Bell Labs division of Alcatel/Lucent for exploratory research of control and manipulation of fluids on superhydrophobic surfaces to create power cells ( batteries) by controlling wetting behavior of an electrolyte on nanostructured electrode surfaces. The goal was to develop a major breakthrough in battery technology creating batteries with longer shelf lives as the result of no direct electrode contact (meaning no power drain prior to activation). The Company extended its development effort twice for an additional 2 year ending in March of 2007 and for two additional periods thereafter through July 31, 2007. During this time, the technical focus shifted from trying to separate the liquid electrolyte from nanostructured electrodes to developing a nanostructured membrane that could physically separate the liquid electrolyte from the solid electrodes.

mPhase also began working with the Rutgers University Energy Storage Research Group (ESRG) in July of 2005 to conduct contract research in advanced battery chemistries involving lithium. This work involved characterizing and testing materials that could be used in the mPhase battery. In July of 2007, the relationship shifted to a collaboration focused on developing a memory backup battery needed by the U.S. Army. The work was funded through a Phase I Small Business Technology Transfer Program (STTR) grant.

Also in July of 2007, mPhase formed a new wholly-owned subsidiary, Always Ready, Inc., to focus on the development of its nanotechnology products. The Company has used this subsidiary as a division of the Company in order to develop increasing brand recognition of its battery product. The Company decided in September of 2007 to transfer its development work out of Bell Labs (Alcatel/Lucent) in order to broaden its nanotechnology product commercialization efforts. In terms of the battery, Bell Labs was no longer sufficient because they had no in-house means to handle lithium chemistry. mPhase/AlwaysReady continued to work with Rutgers ESRG which could work with lithium, but also engaged in work with other companies to supply essential components , fabricate prototypes, and plan manufacturing approaches. These companies included a well-respected silicon foundry and battery manufacturer.

In February of 2008, the Company announced that a prototype of its Smart NanoBattery was successfully deployed in a gun-fired test at the Aberdeen Proving Ground at Maryland. The test was conducted by the U.S. Army Armament Research and Development and Engineering Center (ARDEC) of Picatinny, New Jersey. The battery not only survived the harsh conditions of deployment at a gravitational force in excess of 45,000 g , but was also flawlessly activated in the process .

In March of 2008, mPhase announced that it had been invited to submit a proposal for a Phase II STTR grant based upon the successful work it had performed on the Phase I grant to develop a version of the Smart NnaoBattey referred to as the multi-cell, micro-array reserve battery for a critical U.S. Army memory backup application The Phase II grant in the gross amount of $750,000 (net $500,000) was granted to the Company in the middle of September of 2008 (see subsequent events). In March of 2008, the Company also announced the successful transfer to a commercial foundry of certain processes critical to the manufacturing of its Smart NanoBattery. This will enable fabrication of the porous membranes for the multi-cell, micro-array reserve battery mentioned above.. The Company successfully manufactured nanostructured membranes at the foundry that are essential to commercial production of the battery. By achieving a series of delayed activations, the shelf-life and continuous run-time of such battery is increased to a period of time in excess of twenty years. In April of 2008, the Company announced that it had successfully activated it first Smart NanoBattery prototype by electrowetting using a hard-wired configuration and a remotely-activated device. Remote activation plays a key role in providing power to wireless sensors systems and RFID tags.

Also, in April of 2008, the Company announced that it had successfully produced its first lithium-based reserve battery with a soft or pouch package and breakable separator (in place of the electrowettable membrane) that relies on mechanical rather electrical activation to provide Power On Command™. The Company believes that it is a significant milestone in moving from a low energy density zinc-based battery to a higher energy density lithium-based battery towards proving that the Smart NanoBattery will eventually be economically and commercially viable.

Magnetometer

In March of 2005, the Company entered into a second Development Agreement for 12 months at a cost of $1.2 million with the Bell Labs to develop MEMS-based ultrasensitive magnetic sensor devices, also known as magnetometers, that could be used in military and commercial electronics (e.g., cell phones) for determining location, as well as in portable security and metal detection applications. The agreement was renewed in April of 2006 for another 12 months. Although proven to work in the lab, the magnetometer technology could not be scaled up as quickly and as cost effectively as the battery. The project was shelved in September 2007 so that all technical resources could be allocated to the battery project.

IPTV

Historically, the Company since its inception has focused upon developing innovative solutions for the delivery of Broadcast Television as part of a "triple play" of services that includes voice and high-speed internet for telephone service providers globally. Beginning in fiscal year 2004, the Company began developing Broadcast television delivery solutions through software/middleware designed to enable telephone service providers to deliver video data using internet protocol. The Company's middleware/software is highly scalable, potentially saving telephone service providers significant hardware deployment costs for routers and servers required for the carrier class delivery of broadcast television using internet protocol. Such solution potentially expands the content of available information from the internet into broadcast quality television. The Company's middleware is capable of delivering over copper, fiber, coax or any infrastructure representing a combination of the foregoing that is used by a telecommunications service provider. The Company has not to date been able to derive any significant revenue from our TV+ solution. We believe that this is due to a number of factors:

1.

The Company's original product, the Traverser Digital Video Data Delivery System, was designed to enable telephone service providers to deliver Broadcast Television, high speed-internet and voice over copper telephone lines using DSL compression technology. The technology developed in partnership with Georgia Tech Research Corporation marked a significant architectural breakthrough in design using a non-internet protocol proprietary technology. As internet technology for video transmission improved, telecommunications service providers worldwide moved to requiring internet protocol and open carrier class standards for their transition to a "triple play" of converged services to customers that includes Broadcast quality television. In 2003 the Company transitioned from its legacy Traverser DVDDS product to its TV+ solution. The TV+ is middleware using internet protocol with open carrier-class standards compatible with all modes of hardware. The TV+ enables telephone service providers to deliver over any topology or infrastructure (e.g. copper, fiber or coax) broadcast quality television, video on demand, high-speed internet and voice required by telephone service providers.

2.

The Company's strategic focus for its broadcast television solution for telecommunications service providers targeted telephone service providers outside the United States in emerging markets where fiber and cable infrastructure did not exist. Penetration of these emerging international markets proved more difficult and costly than the Company originally anticipated. Telephone service providers in such areas owned by the government or recently privatized, often lack reliable infrastructure to accommodate basic test deployments and are demanding robust television features that their customer base is unable to afford absent significant governmental subsidies.

3.

The Company now believes, based upon its development efforts over a period of approximately 10 years, that its TV+ solution is a compelling solution for large deployments by telephone service providers in the United States owing to its superior scalability that requires significantly less hardware (primarily routers and servers) per customer that can assist in the migration of the delivery of broadcast television using internet protocol. The Company is currently seeking a strategic partner in the United States to test and deploy its TV+ solution.

Because the roll-out of broadcast television using internet protocol has been a lengthy process for major service providers in the United States, the Company has temporarily suspended development of new features for its TV+ solution in order to conserve financial resources pending further development in the U.S. market. All inventory has been written off and all strategic alternatives relative to this business segment including the valuation and sale of assets or licensing of the technology are being evaluated.

Nanotechnology Products

Platform Technology

The surface is an important part of virtually every physical object and often plays an overriding role in many processes, beyond just connectivity and structural support, but more deeply into areas involving chemical and biological interactions. In some instances, the surface provides an easy entry into the chemical or biological systems, in others it protects the internal elements of the object, surrounded by the surfaces.

mPhase's platform technology is the Smart Surface. By being able to control the surface properties of materials down to the nanometer scale, new and improved devices can be designed and built that may lead to compelling business opportunities. One type of smart surface of particular interest allows the properties to be changed in response to an external stimulus.

Initially, mPhase's development focused on MEMS devices by manipulating the surface of silicon materials – the same material used to make microelectronic materials and devices. Using physical and chemical processes, the surface of the silicon is modified to make solid porous structures known as membranes. This is where microfluidics comes into play. These membranes can be used to selectively control the flw of liquids through the pores or openings at the micrometer length scale.

Surfaces may be characterized as hydrophilic or hydrophobic depending on whether or not they attract or repel water (or other liquids). A hydrophilic surface can be wet and adsorbs water. A hydrophobic surface, on the other hand, cannot be wet. Hydrophilic and hydrophobic surfaces are abundant in nature and in synthetic materials, both organic and inorganic in chemical composition. A familiar example of a hydrophilic surface is a sponge that readily soaks up water. By contrast, many plant leaves and flower petals are hydrophobic, as are insect parts and bird feathers. Synthetic hydrophobic surfaces include Scotchgard™ treated fabric, Teflon® coated metal, or Rain-X® coated glass. On a hydrophobic surface, water beads up and can move around without being absorbed by the solid material that it is resting on.

So-called superhydrophobic surfaces are also found in nature and can now be replicated in the lab. The lotus leaf and rose petal, for example, exhibit superhydrophobicity. Here water droplets form almost perfect spheres with hardly any contact with the underlying solid surface. This makes the liquid even easier to move and manipulate.

The synthesis of superhydrophobic surfaces has recently been made possible by advances in nanotechnology and mPhase is leading the way to better understand and create materials and devices incorporating these unique surface properties.

As mPhase's research and development efforts evolve, in addition to silicon materials, the ability to control the surface properties of materials can be extended to other substances such as polymers, ceramics, metals and fibers as examples, providing opportunities for our platform technology to be used in a range of potential applications such as energy storage and power management for portable electronics and microelectronics, self-cleaning surfaces, filters for water purification or desalination systems, materials for environmental remediation that separate liquids or solvents, and other situations where the control of the interaction of a solid surface exposed to a liquid is vitally important.

Smart NanoBattery

Battery technology has changed little in its fundamentals over the past 150 years. As a result, ordinary batteries begin dissipating energy as soon as they are assembled and therefore have limited shelf life. Chemistries are fixed inside the package so the user cannot interact with the contents to program functionality. The size and form of batteries have not kept pace with the miniaturization of electrical components, microprocessors and integrated circuits. As a result, the optimal implementation of an electronic device is not always achieved. Some batteries contain chemicals that are not considered safe or environmentally friendly ("green"). This makes disposal a potential issue.

mPhase is challenging this convention by using their proprietary superhydrophobic porous silicon membrane technology as the basis to build the Smart NanoBattery providing Power On Command™.

Superhydrophobicity initially keeps the liquid electrolyte physically separated from the solid electrodes of the battery, thus preventing the chemical reactions from occurring that cause the battery to provide power. This gives the Smart NanoBattery the benefit of potentially infinite shelf life.

A conventional battery loses some capacity while sitting on the shelf in its package or stored in an electronic or electrical device, even before being used for the first time. On the other hand, the Smart NanoBattery is built so that it is inactive and remains that way indefinitely until it is turned on. No power is lost to self-discharge or leakage current prior to activation. When needed, the Smart NanoBattery can be activated on command via the phenomenon of electrowetting. The surface properties of the porous silicon membrane are selectively controlled to shift instantly from a superhydrophobic to hydrophilic state. In other words, electrowetting acts as the triggering mechanism.

mPhase has successfully fabricated and demonstrated its first 3-volt lithium-based Smart NanoBattery, based on a design allowing either manual or remote activation by the user, the feature known as Power on Command™.

By incorporating the phenomenon of electrowetting on nanostructured surfaces into a revolutionary way of storing energy, the Smart NanoBattery provides power to portable electronic and microelectronic devices exactly when and where it is needed. It is an alternative and an augmentation to conventional batteries, still converting stored chemical energy into usable electrical energy, but in a way that is potentially more reliable, more versatile, more environmentally friendly, and less expensive than the industry norm.

Applications

mPhase is exploring military and commercial applications of smart surfaces in which the properties can be accurately and precisely controlled down to the nanometer scale. Electrowetting allows the switching from a hydrophobic to hydrophilic state as a result of an electronic stimulus.

The Smart NanoBattery, mPhase's first smart surface product, has a unique architecture that enables a shelf life of decades, remote activation, programmable control, scalable manufacturing, and adaptability to multiple configurations. The value proposition to the end user is to have a source of energy or power that is literally always ready - reliable, convenient, low cost - a battery guaranteed to work at full capacity when and where you need it.

The Smart NanoBattery can conceivably supply power "on command" to a wide variety of portable electronic and microelectronic devices used in military, medical, industrial, and consumer applications.

mPhase has already proven that the battery works in lab tests as well as in a significant field test conducted for the U.S. Army as part of a guided munitions project. The relationship with the Army also includes a $850,000 funded project to develop a battery for a mission critical computer memory backup application. The target is a small footprint, 3-volt lithium battery with a minimum shelf life of 20 years and uninterruptible power output during this time period. No other battery technology available today can deliver the long-term performance requirements specified by the U.S. Army for this application.

The Smart NanoBattery can potentially be designed to accommodate a variety of sophisticated portable electronic and microelectronic devices including next-generation cell phones and PDAs, handheld gaming devices, wireless sensor systems, RFID tags, high-tech flashlights and beacons, health alert alarms, and non-implantable and implantable medical devices such as pacemakers.

Initial applications will address the need to supply emergency and backup power to a range of products for defense and security, with future applications in the commercial and consumer arenas.

As its first commercial product, mPhase is developing an emergency flashlight using a simplified version of the Smart NanoBattery with a patent-pending breakable separator in place of the electrowettable membrane. The emergency flashlight is envisioned as a compact device that would be activated with a simple push-button switch to provide Power On Command™ in the event of an emergency. The device would be ideal for storing in the glove compartment of a car, on boats, trains or planes, coupled with fire extinguishers, packed with safety, first aid and survival kits.

Business Development, Organization, and Acquisition Activities

mPhase was incorporated in New Jersey in 1979 under the name Tecma Laboratory, Inc. In 1987, the Company changed its name to Tecma Laboratories, Inc. As Tecma Laboratories, Inc., the Company was primarily engaged in the research, development and exploration of products in the skin care field. On February 17, 1997, the Company acquired Lightpaths, Inc., a Delaware corporation, which was engaged in the development of telecommunications products incorporating DSL technology, and the Company changed its name to Lightpaths TP Technologies, Inc.

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

On March 26, 1998, the Company entered into a Licensing Agreement with Georgia Tech Research Corporation ("GTRC") in which mPhase became the exclusive licensee of all patents received by GTRC in connection with development of the legacy Traverser DVDDS. GTRC is entitled to receive a royalty equal to 5% of gross sales of the Traverser DVDDS and 30% of any "lump sum payments" received in connection with revenues received by mPhase from the Traverser DVDDS product under the terms of its license, as amended. The Traverser DVDDS has been replaced by the Company's IPTV solution.

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

In December of 2001, Hart Telephone company located in Hartwell, Georgia completed the building and development of its digital headend enabling Hart to test the Company's legacy Traverser DVDDS product with approximately 20 customers receiving about 80 channels of television services utilizing such platform.

In May of 2002, mPhase initiated discussion for development of a cost-reduced set top box (INI) with the Bell Laboratories division of Lucent Technologies, Inc.

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

On November 28, 2004, mPhase entered into a Software License Agreement with Espial Group, Inc to be used in the set top box of its TV+ solution. Espial Group, Inc. is a leader in system operating software for set top boxes used to receive IPTV.

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

On January 23, 2007, the Company entered into a Memorandum of Understanding with Latens Systems Limited under which Latens grants to mPhase a license to use its conditional access software (encoding and encryption for IPTV delivery).

On February 3, 2007, the Company entered into Amendment No. 4 to a Development Agreement effective February 3, 2004, with Lucent Technologies, Inc. extending research and development through April 27, 2007, relating to micro-power source arrays fabricated using nano-textured superhydrophobic materials.

On February 17, 2007, the Company extended a Cooperative Research Agreement through December 31, 2007, originally entered into on July 15, 2005 with Rutgers, The State University of New Jersey governing cooperative research on a Lithium nanostructured reserve battery.

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

On May 11, 2007, the Company entered into an Escrow Agreement with Bitband Technologies, Inc. governing certain payments to be made by the Company to Bitband in connection with certain servers provided and services rendered for the Company's IPTV product testing.

On June 20, 2007, the Company announced that it is forming a new subsidiary, Granita Media, Inc. ("Granita"), a Delaware corporation, that will provide targeted advertising to users of the TV+ middleware solution. Through the use of specific viewer demographics such as age, gender and defined consumer preferences, the Company believes that a new form of broadcast television advertising could develop that is more powerful and focused than is currently being used by broadcasters. It is believed that targeted advertising software to be developed by Granita will enhance mPhase's middleware by offering a source of additional revenues for a telephone service provider deploying IPTV. mPhase planed to fund the new company initially through up to $500,000 of equity to be provided by employees and additional outside institutional financing which will involve the sale of up to 10% of the common stock of Granita with mPhase retaining 90% of the stock of Granita. The financing of the new company was unsuccessful and its employees were terminated or resigned between October and December of 2007.

On July 6, 2007, the Company announced that it has executed with Double U. Master Fund, L.P., a limited partnership organized under the laws of the British Virgin Islands, a Private Equity Credit Agreement for an aggregate of up to $6 million in financing through the sale, from time to time, of the common stock of the Company at a 14% discount to its market value (determined as set forth in detail in the Private Equity Credit Agreement). The terms of the Agreement provide that mPhase will have the option to "PUT" up to $300,000 of its common stock to the Partnership per month upon the effectiveness of a Form S-1 Registration Statement covering such shares of common stock. Under the terms of the Agreement, the Company is not obligated to draw any minimum amount of money under the Private Equity Credit Line

On July 18, 2007, the Company announced the award of a Phase I US Army Small Business Technology Transfer (STTR) Program Grant. This award is a Phase I six month research effort to develop a 30 plus year shelf life, low power, green battery (coin cell or similar) that will continuously power a static random access memory circuit for a computer device. SRAM is a common type of digital memory chip used in a wide variety of electronic systems for data storage. During the six month research period, the team will characterize the design, conduct capacity and stability measurements of a reserve style power cell based on Lithium chemistry. Long term stability and shelf life is achieved by initially separating the active materials of the power cell during storage, and controlling the activation of the cell until needed to provide power. This research program extends the design of the company's smart battery to support the use of non-water based electrolytes that are commonly used in lithium based batteries. Lithium batteries are favored for powering many different types of electronic devices due to their higher voltage and power requirements that can be supplied by more common alkaline batteries. The Phase I grant, valued at $100,000, will enable the Company to competitively compete for a Phase II award as an avenue used by U.S. government defense agencies to adopt advanced technology for commercialization and use. Rutgers University will support the Company and its newly formed subsidiary AlwaysReady, Inc. during the award period as a subcontractor under the award guidelines.

On August 21, 2007, the Company announced the acquisition of a 10% stock ownership position in Sovereign Tracking Systems LLC, a company located in New Jersey with a patent covering active, real-time, tracking systems that use radio frequency identification tags to secure high-end personnel tracking and monitoring systems. The Company believes that, although such company faces severe financial challenges, such patent could potentially compliment and enhance the Company's smart battery application being developed through AlwaysReady, Inc. a wholly-owned subsidiary.

On September 5, 2007, the Company announced that it had made significant progress, pursuant to the requirements of the STTR grant, in developing a prototype of a lithium manganese dioxide prototype of its SmartBattery product.

On October 19, 2007, the Company announced that in connection with the settlement and dismissal of a civil law suit originally filed on November 16, 2005 by the Securities and Exchange Commission in the Federal District Court in the District of Connecticut, the SEC issued a Cease and Desist Order and certain remedial sanctions against two officers of mPhase Technologies, Inc. (the "Company"). The civil suit was filed against Packport.com, Inc. a Nevada corporation, Microphase Corporation, a Connecticut corporation, a company that provides administrative services to the Company and shares common management with the Company, and others. The two officers of the Company were Mr. Ronald A. Durando, President and Chief Executive Officer and Mr. Gustave T. Dotoli, the Chief Operating Officer. The Civil suit by the SEC named as respondents Mr. Durando, Mr. Dotoli and others in connection with their activities as officers and directors of Packetport.com. The cease and desist order from the SEC found that (1) All parties had violated Section 5 of the Securities Act of 1933, as making unregistered offers or sales of Packetport.com common stock. (2) Mr. Durando and Mr. Dotoli had violated Section 16(a) of the Securities Exchange Act of 1934, as amended, and Rule 16(a) thereunder by failing to timely disclose the acquisition of their holdings on Form 3's and (3) Mr. Durando had violated Section 13(d) of the Securities Exchange Act of 1934, as amended, for failing to disclose the acquisition of more than five percent of the stock of Packetport.com. Under the order Mr. Durando was required to disgorge $150,000 and Mr. Dotoli was required to disgorge $100,000. The Company was not named as a party to the civil suit. More information regarding the detailed terms of the settlement can be found in SEC release No 8858 dated October 18, 2007 promulgated under the Securities Act of 1933 and SEC Release No. 56672 dated October 18,2007 promulgated pursuant to the Securities Exchange Act of 1934. Mr. Durando and Mr. Dotoli have continued to serve as officers and directors of the Company. Mr Durando and Mr. Dotoli together with Microphase corporation and others, without admitting or denying the findings of the SEC, except as to jurisdiction and subject matter, have consented to the entry of the Order Instituting Cease and Desist Proceedings, Making findings and Imposing a Cease and Desist Order and Remedial Sanctions pursuant to Section 8A of the Securities Exchange Act of 1933 and Section 21C of the Securities Exchange Act of 1934.

On October 30, 2007, together with its subsidiary Granita Media, Inc, jointly announced that Comstar/Odessa, a major provider to telecommunications services in the Ukraine, had terminated the trial of the Company's TV+ solution.

On November 2, 2007, the Company announced the retirement of Mr. Necdet F. Egrul at the age of 84 from the Company's Board of Directors.

On February 20, 2008, the Company announced that a prototype of its smart reserve nanobattery was successfully deployed and activated by the resulting g force in a gun-fired test at the Aberdeen Proving Grounds in Maryland. The test was conducted by the U.S. Army Armament Research, Development, and Engineering Center (ARDEC) of Picatinny New Jersey. In this test, the AlwaysReady battery delivered power to the test load inside the standard military anti-tank round (M830A1 or HEAT-High Explosive Anti Tank) and demonstrated extreme resiliency, surviving the harsh environment as well as the high acceleration at a g-Force in excess of 45,000 (One "g" is equal to the pull of gravity at sea level). The gun-fired test was part of a prototype evaluation process that the U.S. Army is conducting as part of its CRADA (Cooperative Research and Development Agreement). The Company's Engineers collaborated with those at Picatinny involved in the development of precision guidance components to successfully package this reserve electrochemical storage system to operate during the gun-firing and flight environment of a very high "g" round. The developmental qualification work, prior to the live test firing, was performed using Picatinny's air gun test facilities by subjecting battery prototypes to various launch accelerations and various design iterations. The test validated the performance of the AlwaysReady battery with a current armament used by the Army. The Company has stated that its goal is to potentially incorporate this battery technology into smart, gun-fired munitions programs being developed by Picatinny.

On May 2, 2008 the Company announced that it had produced its first lithium-based battery that can be manually activated by providing power on command with a significantly longer shelf life prior to initial activation than those found in other batteries. The battery can be activated by command wirelessly from a remote location by a radio frequency signal giving it added mobility for sensor and similar applications.

Products & Services

Since our inception in 1996, mPhase has been a development stage company focused on the development of intellectual property involving high technology innovative solutions and products with high-growth potential. The Company has served as an incubator for exploratory research and initial development for products that are best characterized as having a high risk/high reward profile since they involve exploratory research to achieve significant scientific breakthroughs from existing products that can have a substantial economic impact and benefit upon successful commercialization.

The Smart NanoBattery is an outgrowth of the science of nanotechnology that the Company began in February of 2004 with the entering into a Project Development Agreement with the Bell Labs Division of Lucent Technologies, Inc. The Company has historically outsourced its Research and Development of new products to larger companies or institutions with significant scientific resources and experience in exploratory research. mPhase Technologies along with Alcatel/Lucent/Bell Labs, jointly conducted research from February 2004 through April of 2007 that demonstrated control and manipulation of fluids on superhydrophobic surfaces to create power cells, by controlling wetting behavior of electrolyte on nano structured electrode surfaces. This scientific research conducted set the ground work for continued exploration in the development of intelligent nanotechnology power cells (nano-batteries), and formed a path to commercialization of the technology for a broad range of market opportunities. During 2005 and 2006, the battery team tested modifications and enhancements to the internal design of the battery to optimize its power and energy density characteristics, as well as engineering improvements that were essential in moving the battery from a zinc based chemistry to design using lithium based chemistry The Company established a strategic research working relationship with the Energy Storage Research Group (ESRG), a center of excellence in Rutgers University that has lab research facilities capable of handling lithium based battery development.

mPhase's current flagship product is its Smart NanoBattery that has a significant longer shelf life prior to initial activation than that of conventional batteries. The Smart NanoBattery has potentially significant applications for critical mission power sources that must be reliable and available upon command by the electronic device it is powering. Such applications involve, emergency flashlights and beacons, back -up power sources for computers and life support products, as well as significant military applications where critical mission backup power is essential for weapons control computers and electronic warfare equipment used in combat. Other potential military applications include power sources activated by g forces for guided munitions.

The Smart NanoBattery utilizes a proprietary technology developed over a period of 4 years. The battery design, prior to initial activation, has a membrane that separates the electrolyte and electrodes used to generate power. Conventional batteries do not provide for such separation and therefore their power begins to dissipate prior to the first time they are activated causing them to loose capacity. Conventional batteries have significant limits upon how long they can be stored prior to their first activation and in providing a reliable source of power required for critical applications requiring portable power supplies.

Other Nanotechnology Products

Magnetometer: Work Suspended in 2007 (See also description of operations)

Magnetometers can be used in a wide range of applications for the detection of magnetic fields in applications that include military surveillance, securing the retail environment, automotive sensors and actuators, industrial processing, medical imaging, scientific measurements, detection of mineral deposits and even air and space exploration. In sensor networks ultra-sensitive magnetometers can be used, for example, to detect and accurately pinpoint battlefield objects or they might also be used to study the workings of the human brain.

Magnetometers work by sensing changes in magnetic fields due to the motion of magnetic objects or changes in electrical currents generated by those objects. The magnetometer detects these objects by measuring time-varying magnetic signals that are superimposed on the combination of earth s background field used to orient compasses) and static magnetic fields due to near- by magnetic objects. In March of 2007, the Company ceased development with Alcatel/Bell Labs of its Magnetometer product in order to conserve financial resources.

TV+ Solution: Work Suspended (See also description of operations)

As mentioned previously, the roll-out of broadcast television using internet protocol has been a lengthy process for major service providers in the United States, the Company has temporarily suspended development of new features for its TV+ solution in order to conserve financial resources pending further development in the U.S. market. All inventories have been written off and all strategic alternatives relative to this business segment, including the valuation and sale of assets or licensing of the technology are being evaluated.

Competitive Business Conditions: Battery Segment

The design and functionality of the mPhase/AlwaysReady lithium Smart Nanobattery make it unique to the portable electronics battery market segment.. To the best of our knowledge, there is no existing product that directly competes with the Smart NanoBattery that combines small size with a reserve design. As a reserve battery, the Smart NanoBattery remains dormant until it is activated on command. It does not self-discharge or die prior to its first activation , thereby offering extremely long shelf life prior to use as either as a primary or backup battery in a device. Shelf life is projected to be in excess of twenty years.

There are numerous thin film batteries based on lithium metal, lithium ion and lithium polymer, as well as other chemistries, used in military devices, portable electronics, RFID tags and wireless sensor networks, that are similar in size to the Smart NanoBattery, often referred to as microbatteries. None of these designs are based on reserve battery architectures. Thin film batteries are manufactured by companies including: Cymbet Corporation, Front Edge Technology, Infinite Power Solutions, ITN Energy Systems, Johnson Research and Development Company, KSW Microtec, Lithium Technology Corporation, MPower Solutions, Oak Ridge Micro-Energy, Power Paper, Solicore, VoltaFlex Corporation. Large companies such as Energizer, Ultralife, Varta and Proctor & Gamble are also involved with developing thin film batteries. Thin film battery markets are anticipated to reach 10 billion units, $11 billion dollars by 2012. The market driving forces are those of wide expansion of portable devices in that time frame. With 3.5 billion cell phone users and 67 billion RFID tags per year anticipated in that time frame alone, it is anticipated that the volumes will be in place to create commercial demand for thin film batteries.

Traditional reserve batteries are quite distinct from the mPhase/AlwaysReady Smart NanoBattery in terms of size and activation mechanism. The market for reserve batteries has largely been limited to the military for supplying power to munitions and other mission-critical electronic devices. The traditional reserve battery tends to be larger and certain types are built by hand and contain mechanical parts to activate the battery. The Smart NanoBattery relies on the phenomenon of electrowetting to initiate activation or a mechanical barrier that can be broken, in the case of the breakable barrier design. Traditional reserve batteries for military applications have been supplied by companies such as EaglePicher, Yardney and Storage Battery Systems, Inc.

Manufacturing

mPhase subcontracts all of the manufacturing of its products to outside sources including related parties such as Janifast Ltd. and Microphase Corporation. We currently have no contracts in place for the manufacturing of our products with either Microphase Corporation or Janifast Ltd. or any other non-affiliated third party manufacturers. By using contract manufacturers, mPhase avoids the substantial capital investments required for internal production.

Outsourcing

The Company practices an outsourcing model whereby it contracts with third party vendors to perform research and development rather than performing the bulk of these functions internally. It also maintains a small core R/D staff of engineers and scientists in the fields critical for the battery development. From February of 2004 through March of 2007 the Company engaged Lucent/Bell Labs to develop, using the science of nanotechnology, micro power cell arrays creating a structure for zinc batteries that separated the chemicals or electrolytes prior to initial activation. This was done by suspending on nano grass or small spoke like pieces of silicon a liquid electrolyte taking advantage of a super hydrophobic effect that occurs as a result of the ability to manipulate materials of a very small size or less that 1/50,000 the size of a human hair. The Company has, as a result of outsourcing, been able to have access to facilities, equipment and research capabilities that the Company would not be able to develop on its own given the financial resources and time that would be required to build or acquire such research capabilities. The Company has also been able to achieve key strategic alliances with the U.S. Army to successfully test, under military combat conditions, its SmartBattery design, leading to further validation of its path to product development under a Cooperative Research and Development Agreement (CRADA). In addition the Company has formed a relationship with Energy Storage Research Group, a center of excellence at Rutgers University, in New Jersey, that has enabled the Company to expand its battery development from a zinc to a lithium battery capable of delivering significantly more power. During the period from March of 2005 to April of 2007, the Company engaged the Bell Labs division of Lucent Technologies, Inc. to develop a magnetometer or electronic sensor also using the science of nanotechnology. Although the Company has, in order to conserve financial resources, currently suspended further development of its magnetometer product line, we believe that the intellectual property developed from the research to date could be resumed to develop viable military and industrial products depending upon future financial resources of the Company and future competitive market conditions.

The Company has developed its current TV+ middleware solution that represents and evolution of product development since 1998 that was completed through major outsourcing contracts with Georgia Tech Research Institute and the Bell Labs division of Alchatel/Lucent. As previously noted, the Company in order to focus exclusively on its SmartBattery product has suspended further development of new features for the TV+. The Company continues to believe that the intellectual property pertaining to the TV+ middleware may have significant value in the future as the market for IPTV delivery evolves in the United States. The Company believes that the unique scalability of its platform and open carrier class standards is ideally suited for large-scale deployments of IPTV. The Company is currently seeking a major telephone service provider in the United States for a strategic partner to further test, customize and use as a network management platform to roll-out converged services including broadcast television, high speed internet, voice and Video on Demand.

Patents and Licenses

We have filed and intend to file United States patents, in some cases EU patents and/or copyright applications relating to some of our proposed products and technologies, either with our collaborators, strategic partners or on our own. There can be no assurance; however, that any of the patents obtained will be adequate to protect our technologies or that we will have sufficient resources to enforce our patents.

Because we may license our technology and products in foreign markets, we may also seek foreign patent protection for some specific patents. With respect to foreign patents, the patent laws of other countries may differ significantly from those of the United States, as to the patentability of our products or technology. In addition, it is possible that competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for, or may in the future apply for and obtain, patents, which will have an adverse impact on our ability to make and sell our products. There can also be no assurance that competitors will not infringe on our patents or will not claim that we are infringing on their patents. Defense and prosecution of patent suits, even if successful, are both costly and time consuming. An adverse outcome in the defense of a patent suit could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease our operations.

The Company has intellectual property as follows:

IPTV:

In June of 2008, the Company filed a provisional patent for certain unique delivery aspects of its IPTV middleware.

The Company has recently decided not to incur the cost of maintaining certain patents originally obtained by Georgia Tech Research Corporation in connection with its Traverser DVDDS legacy product in which the Company was the exclusive worldwide licensee for a 5 % royalty. As previously noted, the TV+ solution has replaced the legacy product.

Nano Technology, Micro Electrical Mechanical Systems (MEMS) and Battery Portfolio:

The Company has applied for seven (7) patent applications in the area of battery designs, microfludics and MEMS fabrication. In addition, the Company has two (2) joint patent applications with the Bell Labs division of Lucent Technologies, obtained during the development period, and the licensing rights for use of five (5) additional patents from Lucent after the development period.

Other Patents

On July 12, 2005, mPhase announced that it had been granted a U.S. patent that covers a series of techniques for splitting different voice and data signals in DSL access networks that is used in its Broadband Loop Watch product. The Company is not currently pursuing further development and marketing of this product owing to the lack o f demand for loop diagnostics systems by telephone service providers.

We also rely on unpatented proprietary technology, and we can make no assurance that others may not independently develop the same or similar technology to ours o r otherwise obtain access to our unpatented technology.

Government Regulation

The Federal Communication Commission, or FCC, and various state public utility and service commissions, regulate most of mPhase s potential domestic customers for ou r TV+ t product. Changes to FCC regulatory policies may affect the accessibility of communications services, and otherwise affect how telecommunications providers conduct their business. These regulations may adversely affect the Company s potential penetration into certain markets. In addition, its business and results of operations may also be adversely affected by the imposition of certain tariffs, duties and other import restrictions on components, which mPhase obtains from non-domestic component suppliers. Changes in current or future laws or regulations, in the U.S. or elsewhere, could materially adversely affect the Company s business.

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

Our products and equipment were designed to comply with the aforementioned rules and regulations. .Compliance with FCC rules and regulations allows our equipment to be marketed and sold in the United States. While the certification process and costs associated have no material effect on mPhase s financial condition, failure to comply with FCC rules and regulations would result in loss of revenue and additional costs on product revision and/or redesign.

Research and Development

mPhase has designed the legacy Traverser Digital Video Data Delivery System (DVDDS) product to delivery broadcast television , high-speed internet and voice to customers of telephone service providers . The digital engineering and design was developed primarily on an outsourced basis through Georgia Tech Research Corporation with analog portions of the product developed by Microphase Corporation. As of June 30, 2008, we had been billed a cumulative total of approximately $13,563,000 for research and development conducted by Georgia Tech Research Corporation.

mPhase originally contracted with the Bell Labs division of Lucent Technologies, Inc. in fiscal year 2002 to reduce the cost of its INI set top box used with the Traverse r DVDDS platform. During fiscal year 2003, the Company engaged Lucent to develop an integrated system with the Lucent Stinger DSLAM and mPhase middleware for the delivery of Television, high speed internet and voice on an open standards system to replace the proprietary Traverser product. Releases 1.0 and 2.0 of the TV+ solution were designed by Bell Labs to be ATM systems that operated exclusively with the Lucent Stinger DSLAM to enable a telecommunications service provider to deliver broadcast television, voice and high speed internet over DSL.

Release 3.0 of our TV+ system that replaced the ATM protocol that was used in prior releases of the TV+ uses internet protocol and is referred to as out IPTV solution. It was completed during May of 2006 by the Bell Labs division of Alcatel/Lucent Technologies, Inc. under a contract extended in August of 2005. We have not renewed our contract for software development of our TV+ product with Bell Labs. In the aggregate we have paid Bell Labs approximately $4.9 million our TV+ solution.

Since 2006 major vendors of further software development for the TV+ included Velankani Communications (the successor to Bell Labs as systems integrator of the TV+), Magpie Telecom Insiders, Inc, Espial Telecommunications, Inc. As of June 30, 2008 we have been billed a cumulative total of approximately $3.2 million for research and development for our TV+ from these vendors. During the fiscal year ended June 30, 2008 such activity was suspended. The Company is currently in disputes with several of its vendors in connection with its TV+ solution regarding the failure of such vendors of deliver certain aspects of its TV+ software that are not, in the Company's opinion of carrie r class quality.

Our SmartBattery and power cell technology research and development was performed by the Bell Labs division of Alcatel/Lucent from February of 2004 through March o f 2007 at an aggregate cost of $3.8 million. The Company paid Bell Labs $300,000 covering the period from April 27, 2007 through July 30,2007 at which time it determined that in order to develop a lithium battery for higher density energy than zinc, it required facilities capable of handling lithium battery research that Bell Labs does not have. The Company has engaged a number of small foundries during fiscal year ended June 30, 2008 for commercialization of its SmarBattery at a cost of approximately $150,000.

From March of 2005 through March of 2007, the Company had further engaged Bell Labs in under separate Development Agreements for the development of a new generation of ultra magnetic sensors (magnetometers) using the science of nanotechnology with a total cost of $2.4 million. The Company did not renew such its engagement with Bell Labs upon expiration and did not incur any costs with respect to its magnetometer in fiscal year 2008 since the Company has suspended further development of the product to conserve financial resources.

Employees

mPhase and its subsidiary companies presently have a total of 10 full-time employees and consultants, two of whom are also employed by Microphase Corporation. See the description in the section entitled Certain Relationships and Related Transactions.

RISK FACTORS

RISKS RELATED TO FINANCIAL ASPECTS OF OUR BUSINESS

The Company has been forced to curtail development of all products except its SmartBattery in order to conserve financial resources

The Company has currently been forced to focus exclusively on commercialization of only one of its products thereby eliminating product diversification. The Company's lack of financial resources to simultaneously develop multiple products increases its overall risk profile as a development-stage company.

mPhase's stock price has suffered significant declines during the past eight years and remains volatile.

The market price of our common stock closed at $7.88 on July 26, 2000 and closed at $.041 on September 23, 2008. During such period the number of shares outstanding of the Company increased from approximately 30 million shares to 527 million shares. Such increase was the result of periodic private placements by the Company in order to finance company operations. Stocks in telecommunications equipment providers of DSL products have been very volatile during such period. Our common stock is a highly speculative investment and is suitable only for such investors with financial resources that enable them to sustain the loss of their entire investment in such stock. Because the price of our common stock is less than $5.00 per share and is not traded on the NASDAQ National or NASDAQ Small Cap exchanges, it is considered to be a "penny stock" limiting the type of customers that broker/dealers can sell to. Such customers consist only of "established customers" and "Accredited Investors" (within the meaning of Rule 501 of Regulation D of the Securities Act of 1933, as amended-generally individuals and entities of substantial net worth) thereby limiting the liquidity of our common stock.

We may not be able to raise sufficient capital to meet bring our SmartBattery and other applications of our technology to market.

We may not be able to obtain the amount of additional capital needed until the Company has established a significant and predictable sales and revenues from our technology. We have been successful in the past as a micro-cap development stage company in raising capital; however recent trends in the capital markets are likely to pose significant challenges for the Company. Factors affecting the availability of capital include:

1.

The price, volatility and trading volume of our common stock.

2.

Future financial results including sales and revenues generated from operations.

3.

The market's view of the business sector of nanotechnology and batteries.

4.

The perception in the capital markets of our ability to execute our business plan.

We have reported net losses for each of our fiscal years from our inception in 1996 through the fiscal year ended June 30, 2008 and may not be able to operate profitability in the future.

We have had net losses of approximately $172 million since our inception in 1996 including approximately $3.9 million and $16.9 million for the fiscal year ended June 30, 2008 and June 30, 2007, respectively and cannot be certain when or if we will ever be profitable. We expect to continue to have net losses for the foreseeable future and have a need to raise not less than $5 million in additional cash in the next 12 months through further offerings and existing convertible debt arrangements to continue operations. As of June 30, 2008 we have negative working capital of approximately $3.8 million and a stockholders deficit of $2.8 million. Cumulative negative cash flow from operations since inception has amounted to approximately $79 million

Economic support from affiliated companies has been significant.

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

The reports of the Company's outside auditors, Rosenberg, Rich, Baker, Berman & Company with respect to its latest audited 10K for the fiscal years ended June 30, 2008, June 30, 2007, June 30, 2006, stated that "there is substantial doubt of the Company's ability to continue as a going concern." Such opinion from our outside auditors makes it significantly more difficult and expensive for the Company to raise additional needed capital necessary to continue our operations.

Our common stock is subject to significant dilution upon issuance of shares we have reserved for future issuance.

As of June 30, 2008 outstanding convertible debt equal to $ 3,419,000 all of which has the right to convert into additional shares of our common stock at discounts ranging from 20%-25% of mPhase's then current stock price computed on a formula basis that may adversely affect the future price of our common stock. As of June 30, 2008 we have warrants and options convertible into approximately 192 million shares of our common stock at $.50 per share or less that, upon exercise may result in significant dilution to many of our current shareholders and may adversely affect the future price of our common stock. We may be forced to raise additional cash for operations by selling additional shares of our common stock to shareholders at depressed prices resulting in further dilution to our shareholders.

RISK FACTORS RELATED TO OUR OPERATIONS

We have been a development-stage company since our inception in 1996 and have not to date had a significant or successful deployment of any of our flagship product including our SmartBattery.

We have derived no material revenues from our SmartBattery from inception of development in February 2004 through June 30, 2008 and we have been forced to discontinue further product development and marketing of both our TV+ and Magnetometer products owing to limited financial resources.

The loss of key personnel could adversely affect our business

Management and employment contracts with all of our officers have expired and no assurances can be given that such executives will remain with the Company or that the Company will be able to successfully enter into agreements with such key executives. All of our officers have made significant investments in the Company in the form of equity periodic purchases of common stock and bridge loans and been granted stock and stock options that are intended to represent a key component of their compensation. Such grants may not provide the intended incentives to such officers if our stock price declines or experiences significant volatility.

We may incur substantial expenditures in the future in order to protect our intellectual property.

We believe that our intellectual property with respect to our SmartBattery and our proprietary rights with respect to the Company's permeable membrane design consisting of both micro and nano scale silicon features, that are coated with a monolayer chemistry used to repel liquids is critical to our future success. We have four patents pending with respect to our SmartBattery product in order to protect our product, however no patents have yet been granted. Our pending patent applications may never be granted for various reasons, including the existence of conflicting patents or defects in our applications. Even if a U.S. patent is ultimately granted there are significant risks regarding enforcement of patents in international markets. There are many patents being filed as the science of nanotechnology develops and the Company has limited financial resources compared to large, well established companies, in order to bring patent litigation based upon claims of patent infringement.

RISKS RELATED TO OUR TARGETED MAKETS

The sale of new high technology products often has a long lead-time and a multiplicity of risks.

Commercialization of new technology products often have very long lead time since it is not possible to predict when major companies will license such technology for sale to their customers. The Science of Nanotechnology and Microfluidics used to develop our SmartBattery is in its very early stages and acceptance and demand for such products can often be a long evolutionary process. In the case of the Company's IPTV solution the roll-out of delivery of broadcast television by telephone service providers using internet protocol has taken 10 years to develop and is still moving slowly which has resulted in the Company currently delaying any further development of such product to conserve financial resources.

The science of nanotechnology is at a very early stage as a discipline and is subject to great uncertainty and swift changes in technology.

Micro fluid dynamics and the manipulation of materials of nano size and dimensions is a very new science and the creation of new products is dependent upon new and different properties of such materials created that will result in many uncertain applications and rapid change. The evolution of nanotechnology as a new science adds greater uncertainty to new applications and new and improved product introductions is unpredictable.

We may not be able to create new products from our intellectual property using microfluidics that will be acceptable in water purification, oil separation from water and other environment markets.

The market for "green" products and solutions is characterized by: Changing regulatory standards; New and improved product introductions; Changing customer demands; and

Large companies such as Exxon with great resources that are currently focusing significant monies for new solutions.

Our future success will depend upon our ability to achieve compelling technology innovations that are economic and practical to produce in large quantities .Success in new technology, products and services is a complex and uncertain process requiring high levels of innovation, highly-skilled engineering and development personnel, and the accurate anticipation of technological and market trends. We may not be able to identify, develop, market or support new or enhanced technology, products, or services on a timely basis, if at all owing to our size and limited financial resources.

The commercialization of many applications of our technologies will depend on our ability to establish strategic relationships with commercial partners.

We are seeking commercial partners with established lines of business and greater financial resources than our own. Such partners may not place the priority that we do on joint projects because the success or failure of such projects is not as material to other existing well developed lines of business.

Our SmartBattery and our potential applications of our technology are components of end products and therefore the products are tied to the success of such products

The compelling need for critical mission batteries and other applications of our nanotechnology will depend upon both military and commercial needs going forward and the demand for our products as components. Thus are SmartBattery and other applications of our technology success will depend upon the continuing need for the end user products over which will depend upon market demand.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 587 Connecticut Avenue, Norwalk, CT 06854-1711. The Company leases this office space from Microphase Corporation under a facilities agreement with Microphase that provides that mPhase lease office space, lab facilities and administrative staff on a month-to-month basis for $5,000 month. The Company also maintains an office in Little Falls, New Jersey with monthly rent of $12,656 per month.

ITEM 3. LEGAL PROCEEDINGS

On October 19, 2007, in connection with the settlement and dismissal of a civil law suit originally filed on November 16, 2005 by the Securities and Exchange Commission in the Federal District Court in the District of Connecticut, the SEC issued a Cease and Desist Order and certain remedial sanctions against two officers of mPhase Technologies, Inc. (the "Company"). The civil suit was filed against Packport.com, Inc. a Nevada corporation, Microphase Corporation, a Connecticut corporation, a company that provides administrative services to the Company and shares common management with the Company, and others. The two officers of the Company were Mr. Ronald A. Durando, President and Chief Executive Officer and Mr. Gustave T. Dotoli, the Chief Operating Officer. The Civil suit by the SEC named as respondents Mr. Durando, Mr. Dotoli and others in connection with their activities as officers and directors of Packetport.com. The cease and desist order from the SEC found that (1) All parties had violated Section 5 of the Securities Act of 1933, as amended, by making unregistered offers or sales of common stock of Packetport.com.(2) Mr. Durando and Mr. Dotoli had violated Section 16(a) of the Securities Exchange Act of 1934, as amended, and Rule 16(a) there under by failing to timely disclose the acquisition of their holdings on Form 3's and (3) Mr. Durando had violated Section 13(d) of the Securities Exchange Act of 1934, as amended, for failing to disclose the acquisition of more than five percent of the stock of Packetport.com. Under the order Mr. Durando was required to disgorge $150,000 and Mr. Dotoli was required to disgorge $100,000. The Company was not named as a party to the civil suit. More information regarding the detailed terms of the settlement can be found in SEC release No 8858 dated October 18, 2007 promulgated under the Securities Act of 1933 and SEC Release No. 56672 dated October 18, 2007 promulgated pursuant to the Securities Exchange Act of 1934.

Mr. Durando and Mr. Dotoli have continued to serve as officers and directors of the Company. Mr. Durando and Mr. Dotoli together with Microphase corporation and others, without admitting or denying the findings of the SEC, except as to jurisdiction and subject matter, have consented to the entry of the Order Instituting Cease and Desist Proceedings, Making findings and Imposing a Cease and Desist Order and Remedial Sanctions pursuant to Section 8A of the Securities Exchange Act of 1933 and Section 21C of the Securities Exchange Act of 1934. From time to time mPhase may be involved in various legal proceedings and other matters arising in the normal course of business.

On November 9, 2007, Magpie Telecom Insiders, Inc ("Magpie") filed a lawsuit in the Federal District Court in the State of Colorado alleging a breach of contract by mPhase in connection with a Statement of Work dated July 10, 2006 in connection with software supplied by Magpie for mPhase's TV+ solution. The claim alleges the failure of mPhase to make payments amounting to $679,969 under the contract. mPhase believes it has certain affirmative defenses to the claim including deficiencies in the software delivered by Magpie and failure to deliver support services by Magpie. mPhase has counterclaimed against Magpie asserting that the software delivered was not of "carried class" standards required in the telecommunications industry and that Magpie sold or attempted to sale mPhase common stock received in connection with a modification of the payments due under the Statement of Work in violation of Rule 10b-5 and the Federal Securities Laws. This litigation, at the time of filing was considered to be the culmination of a dispute in the ordinary course of business involving a vendor of mPhase's TV+ solution, it is now considered to involve a significant amount of time and legal expenses to defend as to be material to the Company's TV+ solution and a prime cause of the termination by Comstar/Odessa of its TV+ test in September of 2007. The Company cannot, at this time predict the outcome of this letter but believes it has meritorious defenses and counterclaims against Magpie in this action.

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

YEAR/QUARTER	HIGH	LOW
Fiscal year ended June 30, 2001
First Quarter	$9.25	$3.00
Second Quarter	5.94	1.47
Third Quarter	3.38	1.22
Fourth Quarter	2.61	1.03

Fiscal year ended June 30, 2002
First Quarter	$1.67	$.31
Second Quarter	.86	.31
Third Quarter	.62	.27
Fourth Quarter	.50	.23

Fiscal Year ended June 30, 2003
First Quarter	$.32	$.15
Second Quarter	.31	.15
Third Quarter	.36	.19
Fourth Quarter	.42	.28

Fiscal year ended June 30, 2004
First Quarter	$.42	$.29
Second Quarter	.61	.29
Third Quarter	.69	.38
Fourth Quarter	.46	.29

Fiscal year ended June 30, 2005
First Quarter	$.31	$.21
Second Quarter	.35	.23
Third Quarter	.60	.30
Fourth Quarter	.41	.25

Fiscal year ended June 30, 2006
First Quarter	$.29	$.21
Second Quarter	.32	.15
Third Quarter	.45	.19
Fourth Quarter	.34	.18

Fiscal year ended June 30, 2007
First Quarter	$.21	$.16
Second Quarter	.20	.15
Third Quarter	.24	.15
Fourth Quarter	.19	.09

Fiscal year ended June 30, 2008
First Quarter	$.13	$.07
Second Quarter	.09	.05
Third Quarter	.14	.05
Fourth Quarter	.13	.07

(B) HOLDERS

As of June 30, 2008, mPhase had approximately 440 million shares of common stock outstanding and approximately 19,000 stockholders of record and 192 million shares of common stock reserved for issuance upon the conversion of warrants and options respectively. As of June 30, 2007, we had approximately 388 million shares of common stock outstanding and approximately 18,000 shareholders

(C) DIVIDENDS

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

During May 2005, the Company adjusted the exercise price of $.45 per share of an investor's 5 year warrant to purchase 714,296 shares of common stock. The warrant was originally issued in January 2005, to $.225 in July of 2005. In July of 2005 such investor exercised a portion of such warrant, as adjusted, to purchase 200,000 shares of the Company's common stock generating $45,000 of net proceeds to the Company.

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

Options and Stock Based Compensation

At various points during the fiscal year ended June 30, 2007, the Company issued stock options to employees and officers for the right to purchase 23,595,000 shares. Pursuant to the adoption of FAS 123(R), the Company recognized an expense in the amount of $3,837,423, all of which has been included in general and administrative expense. The fair value of options granted in 2007 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 108.5%, based on a risk-free interest rate of 4.4% and expected option life of 3 years.

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

Reparations

At various times during the second and third fiscal quarters, the Company issued shares of its common stock together with a like amount of warrants as reparation to affect revised pricing on previous private offerings. This additional consideration was afforded to stockholders who participated in the private placement of equity units and invested a minimum of 30% of their original investment. Each unit consisted of one share of stock and a warrant to purchase an equal amount of shares at $.18 per share. As additional consideration, each investor received the amount of shares that were required to bring the average cost of the total investment down to $.18 per share (range of original investment $.25 - $.35). A total of 29,848,271 of such shares were issued as reparation under such a program and the Company recorded a charge to earnings (Other Expense) in the amount of $5,530,504. In addition, shares in the amount of 12,792,117 were issued and charged to "Additional Paid In Capital" as an appropriate incentive for the additional cash investment.

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

During the quarter ended March 31, 2007, the Company issued 14,973,083 shares of its common stock. Private placements generating net proceeds of $1,777,503; included in this amount is an estimate of finder's fees to be paid of $209,000.

During the quarter ended June 30, 2007, the Company issued 19,582,038 shares of its common stock. Private placements generating net proceeds of $2,476,000; included in this amount is an estimate of finder's fees to be paid of $41,000

Warrants Exercised:

During the quarter ended September 30, 2006, the Company issued 138,889 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $25,000 to the Company.

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

Options and Stock Based Compensation

During the twelve months ended June 30, 2007, the Company authorized the issuance of 10,455,000 in options and warrants of 2,821,113 to employees, officers, and consultants granting the right to purchase a like amount of common shares. Pursuant to the adoption of FAS 123(R), the Company recognized an expense in the amount of $1,321,853, all of which has been included in general and administrative expense. The fair value of options granted was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of ranging between 80% -95%, based on a risk-free interest rate of 4.8% and expected option life of 5 years.

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

During the Fiscal Year Ending June 30, 2008 the following transactions impacted stockholders equity

Private Placements

During the quarter ended September 30, 2007, the Company issued 500,000 shares of its common stock in private placements generating net proceeds of $50,000

During the quarter ended December 31, 2007, the Company issued 850,000 shares of its common stock in private placements generating net proceeds of $48,000

During the quarter ended June 30, 2008, the Company issued 23,250,000 shares of its common stock in private placements generating net proceeds of $1,162,500.

Exercise of Warrants

During the quarter ended June 30, 2008, 11,111,112 warrants to purchase common stock were exercised and additional warrants of 11,111,112 issued. Such transaction generated net proceeds of $650,000.

Other Equity Transactions

During the year months ended, June 30, 2008, the Company issued 500,000 shares of stock, 110,000 of options and approximately 13.5 million warrants to purchase common stock valued at $346,985 to individuals and investors. In addition, it issued approximately 5.2 million shares of common stock valued at $230,927 to reflect re-pricing agreements, 1,109,200 shares were issued to pay for finders fees valued at $100,000 and issued 5,250,000 shares of common stock valued at $165,000 in connection with debt financing arrangement (see convertible debt below) The fair value of shares issued was estimated as of the date of grant using the Black-Scholes pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of ranging between 70 -79%, based on a risk-free interest rate of 2.25% and expected option life of 5 years

Investment in Granita Media inc

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

Long Term Convertible Debentures / Note Receivable / Debt Discount

During Fiscal Year ended June 30, 2008 the Company entered into three separate convertible debt arrangements with independent investors. These transactions are intended to provide liquidity and capital to the Company and are summarized below.

Arrangement #1

In December, 2007, the Company received proceeds of $500,000 under a Securities Purchase Agreement. This transaction involves three related agreements: 1) A Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $6,000,000 of funds; 2) A Convertible Debenture in the amount of $1.5 million, with an interest rate of 7 ¼% and a maturity date of December 11, 2010 and 3) A Secured Note Receivable in the amount of $1.0 million, with an interest rate of 8 ¼ % and a maturity date of February 1, 2011 due from the same parties who are the holders of the Convertible Debentures

Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by the lesser of $.35 per share or 80% of the 3 lowest Volume Weighted Average Prices during a 20 day trading period. At the time of the transaction (December 11, 2007) the derivative value of this security was calculated to be $1,678,471. On June 30, 2008, given the decrease in the stock price, this value had decreased to $322,636 creating a non-cash credit to earnings over the year of $1,355,835 In addition, the transaction resulted in a note discount of $1.5 million which is being amortized as expense over the life of the loan.

During the fourth quarter of FYE 2008, $135,000 of such debt was converted into 2,177,723 shares of common stock and the Company received a $50,000 payment under the provisions of the related Note Receivable. Subsequently, through September 18, 2008, an additional $560,000 was converted into 14,792,000 shares and the Company received additional payments of $700,000 of its Note Receivable. The Note Receivable is secured by all the assets of Golden Gate. It should also be noted that the holder has the right to offset unpaid principal amount against the note receivable as well as receive certain compensatory fees in the event of a default.

Arrangement #2

In February 2008, the Company entered into a Convertible Debenture transaction which involved the receipt of $500,000 cash, a note payable of $550,000 and the issuance of 3,250,000 shares of stock valued at $260,000. The relative fair value of the shares was $105,000 as of June 30, 2008. The terms of the debenture provide for a 7.5% interest rate, a due date of February 2012 and allow similar conversion privileges equal to 75% of the average of the three lowest prices over a 20 day period. The derivative value of such security was estimated to be $581,428 on the date of issuance. On June 30, 2008, this value had decreased to $142,593 creating a non cash credit to earnings of $438,835. The cost of the shares issued and related debt discount is being amortized to expense over the life of the debenture. In the event of default under the note payable the holder is entitled to certain compensatory fees.

Arrangement #3

In April, 2008, the Company received proceeds of $300,000 under a Securities Purchase Agreement. This transaction involves three related agreements: 1) A Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $1,300,000 of funds; 2) Two Convertible Debentures totaling $1,450,000, with a one time interest factor of 12% and a maturity date of March 25, 2011 and 3) A Secured Note Receivable in the amount of $1.0 million, with a one time interest factor of 13.2 % and maturity dates of March 25, 2012 due from the same parties who are the holders of the Convertible Debentures.

Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75%- 80% of the 3 lowest Volume Weighted Average Prices during a 20 day trading period. At the time of the transaction the derivative value of this security was calculated to be $2,493,212. On June 30, 2008, given the decrease in the stock price, this value had decreased to, $284,922 creating a non-cash credit to earnings over the year of $2,208,290. In addition, the transaction resulted in a note discount which is being amortized as expense over the life of the loan. Draws under the Note Receivable are not anticipated until October 2008 and is collateralized by $1 million of Blue Chip Stocks. In total 2 million shares were issued in connection with the convertible debenture with a relative fair value of $160,000 included in debt discount.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and notes included in this annual report. The statement of operations data from October 2, 1996 (date of inception) to June 30, 1997 and for the year ended June 30, 1998, and the balance sheet data as of June 30, 1997 and 1998, are derived from financial statements that have been audited by Schuhalter, Coughlin & Suozzo, LLC, independent auditors, and are included in this document. The statement of operations data for the years ended June 30, 1999, 2000, and 2001 and the balance sheet data as of June 30, 1999, 2000, and 2001 are derived from financial statements that have been audited by Arthur Andersen LLP., independent auditors. The statement of operations data for each year ended June 30, 2002 through June 30, 2008 and the balance sheet data as of June 30, 2002 through June 30, 2008 are derived from financial statements that have been audited by Rosenberg Rich Baker Berman & Company, independent auditors, and are included in this document.

SUMMARY OPERATING DATA
Year Ended June 30,
(in thousands except per share data)
						Cumulative
						from inception
						October 2,
						1996 to
	2004	2005	2006	2007	2008	June 30, 2008
Total revenues	$4,641	$1,711	$975	$154	$113	$22,562
Cost of sales	4,068	1,446	974	90	1	16,425
Research and
development	4,070	5,127	8,035	6,393	988	58,960
General and
administrative	4,178	6,580	11,121	8,684	4,032	109,472
Depreciation and
amortization	123	63	79	94	145	3,270
Operating loss	(7,798)	(11,505)	(19,234)	(15,107)	(5,053)	(165,565)
Other income
(expense), net	150	382	(5,182)	(1,726)	1,311	(6,320)
Interest income
(expense)	(111)	(111)	(35)	(18)	(215)	(383)
Net loss	($7,759)	($11,234)	($24,451)	($16,851)	($3,957)	($172,268)
Basic and diluted
net loss per share	($0.10)	($0.10)	($0.12)	$0.05	$0.01
Shares used in
basic and diluted
net loss per share	77,677,120	108,657,578	199,610,372	310,395,562	405,032,339

BALANCE SHEET DATA
in $000's
	2004	2005	2006	2007	2008

Cash and cash equivalents	$90	$351	$1,360	$23	$16
Working capital (deficit)	($2,112)	($1,674)	($1,093)	($3,088)	($3,853)
Total assets	$2,591	$2,232	$2,182	$1,808	$2,351
Long-term obligations, net
of current portion	$1,038	$315	$0	$0	$1,161

Total stockholders' (deficit)	($2,918)	($1,618)	($606)	($2,754)	($2,805)

Selected Quarterly Financial Information

The statement of operations data as of the quarterly periods indicated below are derived from unaudited financial statements reviewed by Rosenberg, Rich, Baker, Berman & Company, and include all adjustments (consisting of normal recurring items) that management considers necessary for a fair presentation of the financial statements.

FISCAL 2008 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS DATA:	September 30,	December 31	March 31,	June 30,

	(in thousands, except share amounts)
Total revenues	$35	$61	$1	$16
Costs and Expenses:
Cost of sales	0	1	0	0
Research and development	560	285	277	(134)
General and administrative	1,497	985	576	974
Depreciation and amortization	34	81	21	9
Operating loss	(2056)	(1291)	(873)	(833)
Interest expense, Net	(12)	(38)	(145)	($20)
Other Income (expense)	(718)	1436	(2487)	3,080
Net Loss	($2,786)	$107	($3,505)	$2,227
Basic and diluted net (loss) gain per share	($0.01)	$0.00	($0.01)	$0.00
Shares used in basic and diluted net loss per share	389,791,154	392,557,583	397,367,531	418,881,266
Includes certain reclassification from previous reported amounts

FISCAL 2007 QUARTERLY	Three months ended
STATEMENT OF OPERATIONS DATA:	September 30	December 31	March 31	June 30

	(in thousands, except share amounts)
Total revenues	$106	$15	$15	$18
Costs and Expenses:
Cost of sales	85		3	2
Research and development	1,990	1,723	1,251	1,429
General and administrative	1,962	1,405	1,645	3,672
Depreciation and amortization	22	22	23	28
Operating loss	(3,954)	(3,136)	(2,906)	(5,111)
Interest expense, Net	(4)	(8)	1	(7)
Other Income (expense)		(695)	(359)	(672)
Net Loss	($3,958)	($3,839)	($3,264)	($5,791)
Basic and diluted net loss per share	($0.01)	($0.01)	($0.01)	($0.02)
Shares used in basic and diluted net loss per share	282,306,237	300,483,022	327,195,047	363,823,271

FISCAL 2006 QUARTERLY	Three months ended
STATEMENT OF OPERATIONS DATA:	September 30	December 31	March 31,	June 30,

	(in thousands, except share amounts)
Total revenues	$381	$168	$284	$142
Cost of Sales	337	135	256	246
Research and development	1,861	1,961	2,298	1,915
General and administrative	1,092	2,090	4,820	3,119
Depreciation and amortization	20	20	17	22
Operating loss	(2,929)	(4,038)	(7,107)	(5,160)
Interest expense, Net	(14)	(6)	(5)	(10)
OTHER income (EXPENSE) NET	(12)	(4,270)	(498)	(402)
Net loss	($2,955)	($8,314)	($7,610)	($5,572)
Basic and diluted net loss per share	($.02)	($.04)	($.03)	($.03
Shares used in basic and diluted net loss per share(1)	152,291,645	174,998,048	262,539,165	270,387,574

FISCAL 2005 QUARTERLY	Three months ended
STATEMENT OF OPERATIONS DATA:	September 30	December 31	March 31	June 30

	(in thousands, except share amounts)
Total revenues	$179	$296	$564	$672
Costs and Expenses:
Cost of Sales	130	245	448	623
Research and development	1,101	1,055	1,664	1,307
General and administrative	709	2,071	2,639	1,032
Depreciation and amortization	1	127	62	1
Operating loss	(1,762)	(3,203)	(4,249)	(2,291)
Interest expense, Net	(29)	(66)	(37)	21
Other Income (Expense) Net	(41)	-	(59)	482
Net loss	($1,832)	($3,269)	($4,345)	($1,788)
Basic and diluted net loss per share	($.02)	($.04)	($.04)	($.01)
Shares used in basic and diluted net loss per share(1)	89,719,962	93,388,984	120,015,504	137,719,500

FISCAL 2004 QUARTERLY	Three months ended
STATEMENT OF OPERATIONS DATA:	September 30	December 31	March 31	June 30

	(in thousands, except share amounts)
Total revenues	$2,489	$1,291	$555	$306
Costs and Expenses:
Cost of sales	2,099	1,191	484	294
Research and development	611	843	1,404	1,212
General and administrative	605	914	803	1,856
Depreciation and amortization	46	28	27	22
Operating loss	(872)	(1,685)	(2,162)	(3,078)
Interest expense, Net	(16)	(16)	(20)	(59)
Other Income (Expense) Net	23	-	(152)	278
Net Loss	($865)	($1,701)	($2,334)	($2,859)
Basic and diluted net loss per share	($.01)	($.02)	($.03)	($.03)
Shares used in basic and diluted net loss per share(1)	71,725,318	72,814,272	81,564,405	84,885,017

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS AND PLAN OF OPERATIONS

The following is management's discussion and analysis of certain significant factors, which have affected mPhase's financial position and should be read in conjunction with the accompanying financial statements, financial data and the related notes.

RESULTS OF OPERATIONS

OVERVIEW

mPhase Technologies, Inc. (OTC BB: XDSL.OB) is a development company specializing in microfluidics, microelectromechanical systems (MEMS) and nano- technology. Through its wholly owned subsidiary AlwaysReady, Inc., mPhase is focused on commercializing its first nanotechnology-enabled product for military and commercial applications - The Smart NanoBattery providing Power On CommandTM. Our new well-patented battery technology, based on the phenomenon of electrowetting, offers a unique way to store energy and manage power that will revolutionize the battery industry. Features of the Smart NanoBattery include: potentially infinite shelf life, environmentally friendly design, fast ramp to power, programmable control, and direct integration with microelectronic devices.

The platform technology behind the Smart NanoBattery is a porous nanostructured material used to repel and precisely control the flow of liquids. The material has a Smart Surface that can potentially be designed for self- cleaning applications, water purification/desalination, liquid filtration/separation, and drug delivery. mPhase has been awarded a Phase II Small Business Technology Transfer Program (STTR) grant, part of the Small Business Innovation Research (SBIR) program, from the U.S. Army for continued development of a reserve Smart Nano- Battery for a critical computer memory application. mPhase Technologies, Inc. was founded in 1996 and is headquartered in Little Falls, New Jersey, with additional offices in Norwalk, Connecticut, and New York City.

mPhase Technologies, Inc., is an inventive and innovative development company specializing in microfluidics, micro- electromechanical systems (MEMS) and nanotechnology.A public company trading under the stock symbol OTC BB: XDSL, mPhase was founded in 1996 and is headquartered in Little Falls, New Jersey, with additional offices in Norwalk, Connecticut, and New York City.In 2004, mPhase Technologies collaborated with the renowned Bell Laboratories to develop a new technology called the Smart NanoBattery that has the potential to revolutionize the battery industry. This well-patented technology is based on a phenomenon known as electrowetting that provides a unique way to activate the battery to gain access to energy stored and manage power. The platform technology behind the Smart NanoBattery is a porous nanostructured component that repels and precisely controls the flow of certain liquid.

mPhase's Smart NanoBattery technology has been incorporated in leading-edge research and development projects supported by various groups within the U.S. Army for mission critical static random access memory (SRAM) backup and guided munitions applications. mPhase also sees opportunities beyond batteries given the versatility of its enabling platform technology.

m Phase received a Small Business Technology Transfer (STTR) Program Phase I grant last year for $100,000 from the U.S. Army and in September 2008 was awarded a prestigious $750,000 (net $500,000) Phase II STTR grant to continue battery development work for the SRAM project. The company has also been working with the U.S. Army as part of a Cooperative Research and Development Agreement (CRADA).

Recently, through its wholly-owned subsidiary, mPhase has focused on development of a lithium Smart NanoBattery. Working closely with Rutgers University, mPhase introduced the first version of the lithium Smart NanoBattery designed for portable electronics and microelectronic applications.

One version of the lithium battery based on a breakable separator is being developed for an emergency flashlight application. mPhase collaborates with other companies and organizations and is actively seeking partners interested in using the Smart NanoBattery or its platform technology for power systems and other applications.

Controlling Surface Properties

The surface is an important part of virtually every physical object and often plays an overriding role in many processes, beyond just connectivity and structural support, but more deeply into areas involving chemical and biological interactions. In some instances, the surface provides an easy entry into the chemical or biological systems, in others it protects the internal elements of the object, surrounded by the surfaces.

Microscopic Changes, World-Changing Innovation mPhase's platform technology is the Smart Surface. By being able to control the surface properties of materials down to the nanometer scale, new and improved devices can be designed and built that may lead to compelling business opportunities. One type of smart surface of particular interest allows the properties to be changed in response to an external stimulus.

Initially, mPhase's development focused on MEMS devices by manipulating the surface of silicon materials – the same material used to make microelectronic materials and devices. Using physical and chemical processes, the surface of the silicon is modified to make solid porous structures known as membranes. This is where microfluidics comes into play. These membranes can be used to selectively control the flow of liquids through the pores or openings at the micrometer length scale.

Surfaces may be characterized as hydrophilic or hydrophobic depending on whether or not they attract or repel water (or other liquids). A hydrophilic surface can be wet and adsorbs water. A hydrophobic surface, on the other hand, cannot be wet. Hydrophilic and hydrophobic surfaces are abundant in nature and in synthetic materials, both organic and inorganic in chemical composition.

Platform Technology

A familiar example of a hydrophilic surface is a sponge that readily soaks up water. By contrast, many plant leaves and flower petals are hydrophobic, as are insect parts and bird feathers. Synthetic hydrophobic surfaces include ScotchgardTM treated fabric, Teflon® coated metal, or Rain-X® coated glass. On a hydrophobic surface, water beads up and can move around without being absorbed by the solid material that it is resting on.

Engineering Inspired by Nature

But there is more. So-called superhydrophobic surfaces are also found in nature and can now be replicated in the lab. The lotus leaf and rose petal, for example, exhibit superhydrophobicity. Here water droplets form almost perfect spheres with hardly any contact with the underlying solid surface. This makes the liquid even easier to move and manipulate.

The synthesis of superhydrophobic surfaces has recently been made possible by advances in nanotechnology and mPhase is leading the way to better understand and create materials and devices incorporating these unique surface properties.

Enormous Application Possibilities

As mPhase's research and development efforts evolve, in addition to silicon materials, the ability to control the surface properties of materials can be extended to other substances such as polymers, ceramics, metals and fibers as examples, providing opportunities for our platform technology to be used in a range of potential applications such as energy storage and power management for portable electronics and microelectronics, self-cleaning surfaces, filters for water purification or desalination systems, materials for environmental remediation that separate liquids or solvents, and other situations where the control of the interaction of a solid surface exposed to a liquid is vitally important.

Building a Better Battery

Battery technology has changed little in its fundamentals over the past 150 years. As a result, ordinary batteries begin dissipating energy as soon as they are assembled and therefore have limited shelf life. Chemistries are fixed inside the package so the user cannot interact with the contents to program functionality. The size and form of batteries have not kept pace with the miniaturization of electrical components, microprocessors and integrated circuits. As a result, the optimal implementation of an electronic device is not always achieved. Some batteries contain chemicals that are not considered safe or environmentally friendly ("green"). This makes disposal a potential issue.

mPhase is challenging this convention by using their proprietary superhydrophobic porous silicon membrane technology as the basis to build the Smart NanoBattery providing Power On CommandTM.

Infinite Shelf Life & Improved Power Management

Superhydrophobicity initially keeps the liquid electrolyte physically separated from the solid electrodes of the battery, thus preventing the chemical reactions from occurring that cause the battery to provide power. This gives the Smart NanoBattery the benefit of potentially infinite shelf life.

A conventional battery loses some capacity while sitting on the shelf in its package or stored in an electronic or electrical device, even before being used for the first time. On the other hand, the Smart NanoBattery is built so that it is inactive and remains that way indefinitely until it is turned on. No power is lost to self-discharge or leakage current prior to activation. When needed, the Smart NanoBattery can be activated on command via the phenomenon of electrowetting. The surface properties of the porous silicon membrane are selectively controlled to shift instantly from a superhydrophobic to hydrophilic state. In other words, electrowetting acts as the triggering mechanism.

Smart Nanobattery

mPhase has successfully fabricated and demonstrated its first 3-volt lithium-based Smart NanoBattery, based on a design allowing either manual or remote activation by the user, a feature known as Power on CommandTM. By incorporating the phenomenon of electrowetting on nanostructured surfaces into a revolutionary way of storing energy, the Smart NanoBattery provides power to portable electronic and microelectronic devices exactly when and where it is needed. It is an alternative and an augmentation to conventional batteries, still converting stored chemical energy into usable electrical energy, but in a way that is potentially more reliable, more versatile, more environmentally friendly, and less expensive than the industry norm.

Delivering Guaranteed Power on Command

mPhase is exploring military and commercial applications of smart surfaces in which the properties can be accurately and precisely controlled down to the nanometer scale. Electrowetting allows the switching from a hydrophobic to hydrophilic state as a result of an electronic stimulus.

The Smart NanoBattery, mPhase's first smart surface product, has a unique architecture that enables a shelf life of decades, remote activation, programmable control, scalable manufacturing, and adaptability to multiple configurations. The value proposition to the end user is to have a source of energy or power that is literally always ready - reliable, convenient, low cost - a battery guaranteed to work at full capacity when and where needed

The Smart NanoBattery can conceivably supply power "on command" to a wide variety of portable electronic and microelectronic devices used in military, medical, industrial, and consumer applications.

mPhase has already proven that the battery works in lab tests as well as in a significant field test conducted for the U.S. Army as part of a guided munitions project. The relationship with the Army also includes a $850,000 funded project to develop a battery for a mission critical computer memory backup application. The target is a small footprint, 3-volt lithium battery with a minimum shelf life of 20 years and uninterruptible power output during this time period. No other battery technology available today can deliver the long-term performance requirements specified by the U.S. Army for this application.

The Smart NanoBattery can potentially be designed to accommodate a variety of sophisticated portable electronic and microelectronic devices including next- generation cell phones and PDAs, handheld gaming devices, wireless sensor systems, RFID tags, high-tech flashlights and beacons, health alert alarms, and non- implantable and implantable medical devices such as pacemakers.

Initial applications will address the need to supply emergency and backup power to a range of products for defense and security, with future applications in the commercial and consumer arenas.

As its first commercial product, mPhase is developing an emergency flashlight using a simplified version of the Smart NanoBattery with a patent-pending breakable separator in place of the electrowettable membrane. The emergency flashlight is envisioned as a compact device that would be activated with a simple push-button switch to provide Power On CommandTM in the event of an emergency. The device would be ideal for storing in the glove compartment of a car, on boats, trains or planes, coupled with fire extinguishers, or packed with safety, first aid and survival kits.

Electrowetting is the physical phenomenon by which a voltage is used to change the wetting properties of a liquid/solid interface. An example of this is a water droplet on a hydrophobic (water repelling) surface. A water droplet will minimize its contact with such a surface. In its battery application, mPhase uses electrowetting as a new technique to activate a battery once it is ready for first time use.

TWELVE MONTHS ENDED JUNE 30, 2008 VS. JUNE 30, 2007

Revenues. Total revenues for the year ended June 30, 2008 decreased from $153,504 to $112,928. The decrease was primarily attributable the phasing out of Company's IPTV products. Revenue for the FYE was derived from the testing the Company's nanotechnology battery

Cost of sales. Cost of sales was declined by approximately $89,000 for the year ended June 30, 2008. The decrease results from the shift in strategy related to the IPTV segment and the sale of component parts (POTS Splitters etc) to an IPTV solution system based product such as (Comstar/Odessa). In addition, advisory fees received in connection with our Nanotechnology power cell have no associated cost of sale.

Research and Development. Research and development expenses were $988,091 for the year ended June 30, 2008 as compared to $6,393,215 in the year ended June 30, 2007, a decrease of $5,405,124. During the year, as a result of the refocus of efforts exclusively into the nanotechnology battery research cost dropped significantly. The phasing out of research efforts relative to IPTV and the magnetometer reduced cost by approximately $3.1 million and $1.2 million, respectively. In addition, included in 2008 results, is the reversal of a $400,000 accrual recorded in June of 2007, after a reassessment of our strategy related to the Magnetometer and the lack of a contractual obligation.

General and Administrative Expenses. Selling, general and administrative expenses were $4,031,618 for the year ended June 30, 2008 down from $8,684,053 for the comparable period in 2007, a decrease of $4,652,435. During fiscal year ended June 30, 2008, the company incurred non-cash charges amounting to $185,874 for stock based compensation awarded to officers, employees and consultants. During fiscal year ended June 30, 2007, such charges amounted to $3,363,218 a decrease of $3,016,233. In addition, the number of employees decreased by 15 resulting in lower payroll of approximately $600,000 and reduced level of expenses across the board including: legal $400,000, marketing related $250,000 and travel $320,000.

Other Income and Expense. The current FYE 2008 reflects non cash charges of $392,038 for reparations, $505,910 charges related to the impairment of Granita Inventory and net settlement income of $200,890 During the prior FYE 2007, reparation expense amounted to $1,874,020 and settlement income was $336,009.In addition, during FYE 2008, the Company realized a non-cash net gains of approximately $1,838,748 resulting from the issuance and the changes in value relative to convertible debt. Included is a gain resulting from the change in derivative value of $3,837,960 offset in part by amortization of debt discount, stock issuance cost and other charges amounting to $1,899,212 as well as a non cash interest charge of $100,000

Net loss. mPhase recorded a net loss of $3.956,721 million for the year ended June 30, 2008 as compared to a loss of $16.9 million for the same period ended June 30, 2007. This represents a loss per common share of ($.01) in 2008 as compared to $(.05) in 2007, based upon weighted average common shares outstanding of 405,032,339 and 310,395,562 during the periods ending June 30, 2008 and June 30, 2007 respectively.

TWELVE MONTHS ENDED JUNE 30, 2007 VS. JUNE 30, 2006

Revenues. Total revenues for the year ended June 30, 2007 decreased to $153,504 from $975,482 for the year ended June 30, 2006. The decrease was primarily attributable to decreased sales of the Company's ADSL POTS Splitter product line caused by a downturn of orders and the move of telecommunications service providers from ADSL to VDSL technology for deployment of IPTV. The Company also recognized $43,192 of revenue in connection with its nanotechnology battery product mostly in the form of advisory revenues to a major credit card provider seeking to develop a "smart" credit card. The Company did not receive any additional revenues in fiscal year 2007 from its new IPTV solutions. The Company spent considerable efforts during fiscal year 2007 continuing product development of its IPTV solution and we do expect certain added revenue in fiscal year 2008 from deployments of our TV+ solution.

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

General and Administrative Expenses. Selling, general and administrative expenses were $8,684,053 for the year ended June 30, 2007 down from $11,121,235 for the comparable period in 2006, a decrease of $2,437,182. During fiscal year ended June 30, 2006, the company incurred non-cash charges amounting to $6,276,423 for stock based compensation (including options) awarded to officers, employees and consultants. During fiscal year ended June 30, 2007, such charges amounted to $3,363,218 a decrease of $2,913,205. Other significant components were an increase in payroll of $474,130 to $1,987,119 and an increase in legal expense of $449,545 to $726,122. These increases were partially offset by a decrease in officer compensation fees of $325,000.

Other Income and Expense reflects non cash charges of $1,874,020 for FYE 2007 versus $5,530,504 in FYE 2006 for the value of shares issued to investors to reflect market changes in the common stock (reparation expense).

Net loss. mPhase recorded a net loss of $16.8 million for the year ended June 30, 2007 as compared to a loss of $24.5 million for the same period ended June 30, 2006. This represents a loss per common share of ($.05) in 2007 as compared to $(.12) in 2006, based upon weighted average common shares outstanding of 310,395,562 and 199,610,372 during the periods ending June 30, 2008 and June 30, 2007 respectively.

CURRENT PLAN OF OPERATIONS

Expanded Market Potential for Proprietary Membrane Technology -

The core membrane technology used to enable the Smart NanoBattery's propriety membrane design can potentially be used to develop other non-power source applications and products. The Company's market potential for using the membrane design of this patent pending core technology broadens the application areas outside the portable power energy field.

The Company's permeable membrane design consisting of both micro and nano scale silicon features, that are coated with a monolayer chemistry used to repel liquids. The membrane works using microfluidics principle that permits the dynamic control of surfaces when interacting with liquids, and as a result, the membrane can be tuned to filter out certain types of materials. In the reserve battery application, the properties of the membrane are used to create a super hydrophobic that prevents the batteries electrolyte from coming into contact with the dry electrodes of the battery until activation. In a similar way, the membrane can be designed so that it can control the passing of liquids through the pores of the membrane, acting as a filter, allowing and restricting materials to pass through the membrane. This ability opens up the potential to use the membrane's design in new configurations for applications that require controlled filtering of materials used in the health, environmental, food services as well as other industries.

RESEARCH AND DEVELOPMENT

mPhase throughout its history has outsourced its research and development activity with respect to all of its product lines. The Company engaged the Bell Labs division of Lucent Technologies in February of 2004 to development a power cell using the science of nanotechnology. The Company terminated its development efforts with Lucent Bell Labs in fiscal years 2008 with respect to micro power cell products using the science of nanotechnology since the facilities at Bell Labs were only able to provide development of zinc based batteries. The Company has determined that in order to develop a commercially viable product that higher energy lithium based batteries are required and has established a research relationship with Rutgers University that has facilities capable of handling development of lithium batteries.

From March of 2005 through March of 2007, the Company pursuant to the terms of a Project Development Agreement engaged Bell Labs to development a magnetometer or electronic sensor products using the science of nanotechnology. Such Project Development Agreement was not renewed by the Company in order to conserve financial resources. No further development has occurred on the magnetometer, however, the Company, believes that the intellectual property created may have significant value in the future depending upon further scientific progress in the field and market developments.

Since inception, but prior to the end fiscal year 2006, the Company incurred $13.5 million for research and development conducted by Georgia Tech Research Corporation in connection with its legacy Traverser DVDDS technology that was a proprietary end to end solution of hardware and software enabling telecommunications service providers to delivery broadcast television, high-speed internet and voice over copper telephone lines In fiscal year 2003 the Company began the transition of its product to development of a carriers standard open platform using middleware platform and transferred its research and development from Georgia Tech Research Corporation to the Bell Labs division of Lucent Technologies Inc. In May of 2007, the Company decided not to renew its Project Development Agreement for its TV+ solution with Bell Labs and chose a number of new software vendors to finalize its IPTV solution. The Company incurred research and development expenses with Lucent for fiscal years ended June 30, 2007 and 2006 of $2.3 million and $4.4 million. It should be noted that all expenditures during FYE 2007 have been in connection with Nanotechnology.

The amount of research and development costs the Company has expended from its inception through June 30, 2008 is $59.0 million. During the year ended June 30, 2008, the Company incurred research and development expenses of $188,000 related to the development IPTV solutions compared to $4.1 million for the same period ended June 30, 2007. In addition the Company incurred research and development expenses for the fiscal year June 30, 2008 of $800,000 for its nanotechnology products as compared to $2.3 million for fiscal year ended June 30, 2007.

STRATEGIC ALLIANCES IMPLEMENTED

The Company and Lucent share jointly in certain intellectual property developed with respect to nanotechnology products. The Company has established a working relationship with Rutgers University for development and testing of Lithium based batteries.

CRITICAL ACCOUNTING POLICIES

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

Mr. Durando, the President and CEO of mPhase, owns a controlling interest and is a director of Janifast Limited. Mr. Durando is Chief Operating Officer and Mr. Dotoli is an officer of Microphase Corporation. Mr. Ergul, who was the chairman of the board of mPhase until November 2007, owns a controlling interest and is a director of Microphase Corporation and Janifast Ltd. Microphase, Janifast and Hart Telephone have converted significant liabilities to equity in fiscal years June 30, 2001, 2002 and in the current fiscal year.

The following summarizes compensation to related parties for the fiscal year ended June 30, 2006:

									TOTAL
	Durando	Dotoli	Ergul	Biderman	Smiley	Guerino	Janifast	Microphase	RELATED

Consulting/Salary	$643,600	$357,000		$39,000	$175,000				$1,214,600
Directors Stipend	$7,500	$7,500				$7,500			$22,500
Rent				$36,000				$204,444	$240,444
Cost of Sales/Royalty							$770,441	$32,014	$802,455
Loan Interest								$10,800	$10,800
R&D								$197,639	$197,639
SG&A								$86,923	$86,923
Estimated Value of Stock Issued	$1,260,000	$525,000	$210,000	$105,000	$331,213				$2,431,213
Estimated Value of Options Issued	$1,596,200	$836,400	$273,740	$85,890	$213,850	$56,990			$3,063,070
Reparations Shares							$834,633	$728,434	$1,563,067
Totals	$3,507,300	$1,725,900	$483,740	$265,890	$720,063	$64,490	$1,605,074	$1,260,254	$9,632,711

The Following Summaries Compensation to Related Parties for the Fiscal Year Ended June 30, 2007

										TOTAL
	Durando	Dotoli	Ergul	Biderman	Smiley	Guerino	Lawrence	Janifast	Microphase	RELATED

Consulting / Salary	$393,600	$282,000			$200,000					$875,600
Directors Stipend and Interest	$7,500	$7,538	$3,750	$3,750	$8,550	$3,750	$3,750			$38,588
Rent									$60,000	$60,000
R&D									$236,492	$236,492
Finders Fees (including common shares)				$520,000						$520,000
Cost of Sales and SG&A								$110,912	$36,342	$147,254
Reparations and Stock Based Compensation	$1,044,000	$555,000	$201,000	$16,800	$306,250	$14,700		$138,462		$2,276,212
Totals	$1,445,100	$844,538	$204,750	$540,550	$514,800	$18,450	$3,750	$249,374	$332,834	$4,154,146
PacketPort.com legal expense										$611,807
Total expense to related parties										$4,765,953

The Following Summaries Compensation to Related Parties for the Fiscal Year Ended June 30, 2008

						TOTAL
	Durando	Dotoli	Biderman	Smiley	Microphase	RELATED

Consulting / Salary	$393,600	$282,000		$200,000		$875,600
Interest	$19,490	$4,156		$18,752		$42,398
Rent					$60,000	$60,000
R&D					$28,151	$28,151
Finders Fees			$188,472			$188,472
Cost of Sales and SG&A					$30,089	$30,089

Totals	$413,090	$286,156	$188,472	$218,752	$118,240	$1,224,710

Summary of amounts due to Officers
For the year ended June 30, 2008
	RON	GUS	MARTIN
	DURANDO	DOTOLI	SMILEY	TOTAL
NOTES PAYABLE OFFICERS
BALANCE 6/30/07	$85,000	$75,000	$161,000	$321,000
July 2007 Advances (Payments)	($30,000)	($75,000)		($105,000)
August 2007 Advances (Payments)	$35,000	$75,100	$35,000	$145,100
Sept 2007 Advances (Payments)	$110,000			$110,000
Assumption of Note Payable- Sovereign	$110,000			$110,000
Oct 2007 Advances (Payments)	$25,000	$25,000	$25,000	$75,000
Nov 2007 Advances (Payments)	$76,000	$36,000	$11,000	$123,000
Dec 2007 Advances (Payments)	$25,000	$0	$0	$25,000
Transferred to Deferred Comp	($148,000)	($123,500)		($271,500)
Jan 2008 Advances (Payments)	$2,000	$32,000		$34,000
Feb 2008 Advances (Payments)	$0	$55,000	$72,038	$127,038
Mar 2008 Advances (Payments)	($180,000)	($47,500)	($40,000)	($267,500)
April 2008 Advances (Payments)	($110,000)	($52,100)	($45,000)	($207,100)
May 2008 Advances (Payments)			($15,000)	($15,000)
June 2008 Advances (Payments)
BALANCE Notes Payable Officers	$0	$0	$204,038	$204,038

Deferred Compensation	$278,000	$323,500		$601,500

Due To Officers
BALANCE 6/30/07	$188,400	$75,500		$263,900
Consulting Fee Earned -1st Qtr	$98,400	$70,500		$168,900
Consulting Fees Paid - 1st Qtr	($39,500)	($32,500)		($72,000)
Consulting Fee Earned - 2nd Qtr	$98,400	$70,500		$168,900
Consulting Fees Paid - 2nd Qtr	($10,000)	($10,000)		($20,000)
Consulting Fee Earned - 3rd Qtr	$98,400	$70,500		$168,900
Consulting Fees Paid - 3rd Qtr	($12,000)	($8,500)		($20,500)
Consulting Fee Earned - 4th Qtr	$98,400	$70,500		$168,900
Consulting Fees Paid - 4th Qtr	($221,510)	($204,244)		($425,754)
Balance Due to Officers	$298,990	$102,256		$401,246

Interest Payable	$0	$0	$18,751	$18,751
Totals Payable to Officers	$576,990	$425,756	$222,789	$1,225,535

LIQUIDITY AND CAPITAL RESOURCES

Through June 30, 2008, the Company has incurred development stage losses totaling approximately $172 million and had cash and cash equivalents of $15,533. At June 30, 2008, mPhase had a working capital deficit of $3,853,019 as compared to a working capital deficit of $3,088,439 as of June 30, 2007. The Company has a Convertible Debenture equity line of credit with Golden Gate Investors (total line of $6 million) that should enable the Company to raise $250,000 per month for the next fiscal year. Draws under this facility commenced July 2008. In addition, the Company has a similar $1.0 million facility with JMJ Financial with draws anticipated to be available in October 2008 The Company believes this will be sufficient for its short-term liquidity. In the longer term, we estimate that the Company will need to raise approximately $1-$1.5 million of additional capital above the funds anticipated from the monthly conversion by Golden Gate Investors and JMJ, to meet longer term liquidity needs through June 30, 2009. Such monies would be necessary primarily to fund future expenditures for commercialization of its SmartBattery products. Finally, depending upon sales and margins in fiscal year 2009, additional capital may be required to fund a portion of any growth necessary in operations.

Cash used in operating activities was $3.7 million during the twelve months ending June 30, 2008. During such period, the cash used by operating activities consists principally of the net loss ($3.9 million) less non cash changes related to convertible debt issued and associated changes in derivative value ($1.2 million) and the reduction of accounts payable ($995,000). These amounts are offset in part by non-cash charges related to issuance of common stock and options for services, the impairment of Granita inventory and reparation cost of $185,874, $505,910 and $392,038 respectively.

During the twelve-month period ended June 30, 2008, the Company raised capital through private placements with accredited investors, whereby the Company issued 24.6 million shares of the Company's common stock, generating net proceeds to the Company of $1,144,000 and generated $650,000 of funds through the conversion of 11,111,113 warrants into shares of the Company's common stock.

During the twelve-month period ended June 30, 2007, the Company raised capital through private placements with accredited investors, whereby the Company issued 47,958,060 shares of the Company's common stock, generating net proceeds to the Company of $6.2 million and generated $2.1 million of funds through the conversion of 14,740,669 warrants into shares of the Company's common stock.

As a result, conversion of debt with related parties and strategic vendors during the periods enumerated is as follows:

Equity Conversions of Debt and Other Financial Instruments with Related Parties

Janifast:	2006	2007	2008
Number of shares	950,000	830,769
Number of warrants	950,000	0
Amount converted to equity	$171,000	$108,000
Microphase Corporation:
Number of shares	2,050,000	0
Number of warrants	2,050,000	0
Amount converted to equity	$369,000	$0
Strategic Vendor Conversions:
Number of shares	331,864	5,242,959
Number of warrants	277,778	0
Amount converted to equity	$50,000	$1,996,561
Officers
Number of shares	0	0
Number of warrants (A)	0	0
Amount converted to equity	$0	$0
Total Related Party Conversions
Number of shares	3,331,864	6,073,728	NONE
Number of warrants	3,277,778	0
Amount converted to equity	$590,000	$2,104,561

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

Through June 30, 2008, the Company incurred development stage losses totaling approximately $172 million and at June 30, 2008 had a working capital deficit of $3,853,019. Funding in our tradition capital markets was difficult during FYE 2008. Management of the Company desired to avoid unnecessary dilution by issuing large amounts of equity at depressed prices to raise larger sums of cash. Alternatively the Company was able to enter into Convertible Debt arrangements with independent investors to provide liquidity and capital resources during the year. Such arrangements not only provided the Company with cash ($1,350,000) but also with an equity line of credit of up to $7 million (inclusive of funds received). These arrangements will likely provide much of the working capital anticipated to be needed during the next FYE. In addition and from time to time during FYE 2008, the Company raised necessary working capital via bridge loans from officers. Such loans have subsequently been repaid (see notes payable to officers). The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) continue its efforts to commercialize and sell and receive military grants for its SmartBattery..

The Company is currently focused upon development and commercialization of its "Always Ready" battery product developed using the science of nanotechnology. The Company believes that such battery has a much longer shelf life than conventional batteries and will have significant commercial and military applications. The Company has temporarily suspended, to conserve financial resources, development of its magnetometer sensor devices also developed using the science of nanotechnology. In addition, although the Company has suspended all activity related to its IPTV business, it continues to believe that the intellectual property created over years of development of its TV+ solution may have significant value as the market for IPTV further develops.

On August 30, 2004, the Company entered into a Payment Agreement with Piper & Rudnick LLC, its outside counsel in connection with the renegotiation of a Payment Agreement effective June 30, 2004. The Company, currently owes $65,000 that is overdue under the terms of such agreement.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is not exposed to changes in interest rates as the Company has no floating rate debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the interest rate yield curve would not materially affect the fair value of any financial instruments at June 30, 2008. We believe that interest rate risks for our accounts receivable are insignificant. Sales to customers are denominated in dollars. Accordingly, we are not directly exposed to market risks from currency fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages beginning 58.

ITEM 8A.

Assessment of Internal Controls

Evaluation of Disclosure Controls and Procedures

The Company is in the process of implementing disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the ''Exchange Act''), that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2008, the management of the Company carried out an assessment, under the supervision of and with the participation of the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2008, as deemed appropriate for the size and scope of the Company's transactions and financial reporting requirements; however we did note certain deficiencies considered to be a reportable condition described below.

The Company's management performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to all the balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Annual Report on Form 10-K, to ensure that the Company's Annual Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Annual Report fairly present, in all material respects, the Company's financial condition, results of operations, and cash flows for the periods presented.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the

Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the interim or annual financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2008. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Our evaluation concluded that the company had no material weakness which would result in the reasonable possibility of a material misstatement described above; yet it did bring certain matters to our attention and we noted that we consider being a reportable condition.

Reportable conditions involve matters coming to our attention relating to significant deficiencies in the design or operation of the internal control that in our judgment, could adversely affect the organization's ability to record, summarize and report financial data consistent with the assertions of management in the financial statements.

We noted that a condition which management considered to be a reportable condition existed because of the Company's lack of sufficient resources of accounting personnel with an appropriate level of knowledge and experience commensurate with the increasingly expanding financial reporting requirements of the Company, in both scope and complexity, as promulgated by SEC and generally accepted accounting principals (GAAP). Contributing to the lack of appropriate level of knowledge and experience commensurate with the Company's financial reporting requirements for the current Fiscal Year Ended June 30, 2008 was the initial implementation of accounting for financing agreements the Company entered into during this period which have characteristics of both equity and debt. This condition resulted in the identification of adjustments during the financial statement close process that have been recorded in the consolidated financial statements.

Our considerations of internal control would not necessarily disclose all matters in internal control that might be reportable conditions and, accordingly, would not necessarily disclose all reportable conditions that are also considered to be material weaknesses as defined above. However, none of the reportable conditions described above is believed to be a material weakness.

Management concluded that the Company did maintain an effective level of internal control over financial reporting as of June 30, 2008 appropriate for the financial reporting requirements of the Company.

This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 8A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 8A in this annual report.

Changes in Internal Control over Financial Reporting

The Company is in the process of improving the internal control condition described above. However, Mphase Technologies is a small company with a total staff of approximately 10 employees and consultants. This size limits and may continue to limit, the Company's ability to provide for adequate backup of financial personnel Accordingly, efforts individually and in the aggregate maybe insufficient to fully eliminate the condition that could adversely affect the organization's ability to record, summarize and report financial data consistent with the assertions of management in the financial statements.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Executive officers are selected by the Board of Directors. No family relationships exist between any of the executive officers or directors. The following table sets forth certain information with respect to each person, who is an executive officer or director. mPhase's executive officers and directors as of June 30, 2008 are as follows:

NAME	AGE	POSITION(S)

Ronald A. Durando	50	Chief Executive Officer and Director
Gustave T. Dotoli (2)	72	Chief Operating Officer and Director
Martin Smiley	60	Chief Financial Officer
OUTSIDE DIRECTORS
Anthony H. Guerino (1)(2)	59	Director
Abraham Biderman (1)(2)	59	Director
Dr. Victor Lawrence	60	Director
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

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Directors, executive officers, and individual owning more than 10 percent of mPhase common stock are required to file initial reports of ownership and changes in ownership with the SEC under Section 16(a) of the Securities Exchange Act of 1934, as amended. The SEC regulations also require those persons to provide copies of all filed Section 16(a) reports to the Company. mPhase has reviewed the report copies filed in fiscal year 2007, and based also on written representations from those persons, the Company believes that there was compliance with Section 16(a) filing requirements for fiscal year 2008. All the officers and directors filed all of the required forms in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal year ended June 30, 2008 and the two previous fiscal years, the compensation earned by mPhase's chief executive officer and the four other executive officers, whose compensation was greater than $100,000 for services rendered in all capacities to the Company for the year ended June 30, 2008.

SUMMARY EXECUTIVE COMPENSATION

NAME &				STOCK	OPTION	NON_EQUITY	PENSION
PRINCIPAL POSITION	YEAR	SALARY	BONUS	AWARDS	AWARDS	INCENTIVE	VALUE	OTHER	TOTAL

Ronald Durando	2008	393,600	$0	$0	$0	N/A	N/A	$19,490 #4	$413,090
President	2007	$393,600	$0	$860,000	$196,000	N/A	N/A	$7,500 #1	$1,457,100
Chief Executive Officer	2006	$393,600	$250,000	$1,260,000	$1,596,200			$7,500 #1	$3,507,300

Gustave Dotoli	2008	$282,000	$0	$0	$0	N/A	N/A	$4,156 #4	$286,156
Chief Operating Officer	2007	$282,000	$0	$450,000	$126,000	N/A	N/A	$7,538 #2	$865,538
	2006	$282,000	$75,000	$525,000	$836,400			$7,500 #2	$1,725,900

Martin Smiley	2008	$200,000	$0	$0	$0	N/A	N/A	$18,752 #4	$218,752
Executive Vice President	2007	$200,000	$0	$262,500	$56,000	N/A	N/A	$8,550 #3	$527,050
CFO Chief Legal Council	2006	$175,000	$0	$331,213	$213,850	N/A	N/A	$0	$720,063

Footnotes

#1 consists of directors fees of $7,500 in both 2006 and 2007
# 2 consists of directors fees of $7,500 in both 2006 and 2007plus interest of $38 in 2007on loan to the Company
#3 consists of directors fees of $3,750 plus $4,800 interest on loans to the Company
#4 Interest on loans to the Company

OUTSTANDING EQUITY AWARDS
at FISCAL YEAR END JUNE 30.2008
	Number of Securities underlying Unexercised Options (Exercisable)	Number of Securities underlying Unexercised Options (Unexercisable)	Equity Incentive Plan awards Number of Securities	Option Exercise Price	Option Expiration Date	Number of shares of stock that has not been vested	Market Value of Shares not vested	Equity Incentive
Ronald Durando	500,000	0	0	$0.45	6/19/2009	0	0	0
President CEO	1,000,000	0	0	$0.45	6/19/2009	0	0	0
	2,500,000	0	0	$0.35	12/31/2009	0	0	0
	550,000	0	0	$0.18	2/23/2011	0	0	0
	3,450,000	0	0	$0.18	2/23/2011	0	0	0
	475,000	0	0	$0.21	2/23/2011	0	0	0
	3,525,000	0	0	$0.21	2/23/2011	0	0	0
	1,000,000	0	0	$0.21	3/28/2011	0	0	0
	750,000	0	0	$0.25	6/14/2011	0	0	0
	25,000	0	0	$0.25	6/14/2011	0	0	0
	1,400,000	0	0	$0.21	8/24/2011	0	0	0

Gustave Dotoli	250,000	0	0	$0.45	6/19/2009	0	0	0
COO	500,000	0	0	$0.35	6/19/2009	0	0	0
	1,000,000	0	0	$0.35	12/31/2009	0	0	0
	550,000	0	0	$0.18	2/23/2011	0	0	0
	1,250,000	0	0	$0.18	2/23/2011	0	0	0
	475,000	0	0	$0.21	2/23/2011	0	0	0
	1,325,000	0	0	$0.21	2/23/2011	0	0	0
	750,000	0	0	$0.21	3/28/2011	0	0	0
	500,000	0	0	$0.25	6/14/2011	0	0	0
	25,000	0	0	$0.25	6/14/2011	0	0	0
	900,000	0	0	$0.21	8/24/2011	0	0	0

Martin Smiley	550,000	0	0	$0.18	2/23/2011	0	0	0
Executive VP	475,000	0	0	$0.21	2/23/2011	0	0	0
CFO Chief Legal	25,000	0	0	$0.21	2/23/2011	0	0	0
Council	250,000	0	0	$0.25	6/14/2011	0	0	0
	400,000	0	0	$0.21	6/24/2011	0	0	0

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee during fiscal 2008 were Messrs. Biderman and Guerino. Neither Messrs. Biderman, nor Guerino have been one of mPhase's officers or employees. None of the Company's directors or executive officers served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire Board of Directors) of another entity during fiscal 2008 that has a director or executive officer serving also as a director on mPhase's Board of Directors, except that Mr. Dotoli is also a member of the Board of Directors of PacketPort, a company in which Mr. Durando serves as Chief Executive Officer. Mr. Dotoli, together with Mr. Durando and Mr. Ergul, are collectively controlling shareholders of Janifast and Mr. Dotoli and Mr. Ergul are also Directors of Janifast. Janifast has produced components for the TV+. mPhase plans to use Janifast to produce certain portions of orders for its Television platform in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 30, 2008 certain information regarding the beneficial ownership of our shares:

1.     by each person who is known by us to be the beneficial owner of more than five percent (5%) of its outstanding common stock;
2.     each of our directors;
3.     by each executive officer named in the Summary Compensation Table; and, by all of our directors and executive officers as a group.

AFFILIATES (1 & 2-)	Shares	Warrants	Options	TOTAL	%

Victor Lawrence	-	-	-	-
Anthony Guerino	-	-	765,000	765,000	0.12%
Abraham Biderman	1,076,900	-	1,065,000	2,141,900	0.34%
Gus Doteli	6,793,033		6,125,000	12,918,033	2.04%
Ron Durando (3)	16,588,965	65,000	12,675,000	29,328,965	4.64%
Ned Ergul	2,850,000		2,655,000	5,505,000	0.87%
Martin Smiley	6,262,629	2,345,569	1,225,000	9,833,198	1.56%
Microphase	16,060,019	5,572,222	-	21,632,241	3.42%
Janifast	8,227,778	1,950,000	-	10,177,778	1.61%
Total Affiliates	57,859,324	9,932,791	24,510,000	92,302,115	14.61%

(1) Unless otherwise indicated, the address of each beneficial owner is 587 Connecticut Avenue, Norwalk, Connecticut 06854-1711.

(2) Unless otherwise indicated, mPhase believes that all persons named in the table have sole voting and investment power with respect to all shares of the Company shares beneficially owned by them. The percentage for each beneficial owner listed above is based on 387,846,008 shares outstanding on June 30, 2008, and, with respect to each person holding options or warrants to purchase shares that are exercisable within 60 days after June 30, 2008, the number of options and warrants are deemed to be outstanding and beneficially owned by the person for the purpose of computing such person's percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes 1,816,148 shares held by Durando Investment LLC, Shares held by Janifast which Mr. Durando controls are stated separately.

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

Transactions with Officers, Directors and their Affiliates

Directors that are significant shareholders of Janifast Limited include Messrs Ronald A. Durando, Gustave T. Dotoli, Martin Smiley

The Following Summaries Compensation to Related Parties for the Fiscal Year Ended June 30, 2008

						TOTAL
	Durando	Dotoli	Biderman	Smiley	Microphase	RELATED

Consulting / Salary	$393,600	$282,000		$200,000		$875,600
Interest	$19,490	$4,156		$18,752		$42,398
Rent					$60,000	$60,000
R&D					$28,151	$28,151
Finders Fees			$188,472			$188,472
Cost of Sales and SG&A					$30,089	$30,089

Totals	$413,090	$286,156	$188,472	$218,752	$118,240	$1,224,710

Summary of amounts due to Officers
For the year ended June 30, 2008
	RON	GUS	MARTIN
	DURANDO	DOTOLI	SMILEY	TOTAL
NOTES PAYABLE OFFICERS
BALANCE 6/30/07	$85,000	$75,000	$161,000	$321,000
July 2007 Advances (Payments)	($30,000)	($75,000)		($105,000)
August 2007 Advances (Payments)	$35,000	$75,100	$35,000	$145,100
Sept 2007 Advances (Payments)	$110,000			$110,000
Assumption of Note Payable- Sovereign	$110,000			$110,000
Oct 2007 Advances (Payments)	$25,000	$25,000	$25,000	$75,000
Nov 2007 Advances (Payments)	$76,000	$36,000	$11,000	$123,000
Dec 2007 Advances (Payments)	$25,000	$0	$0	$25,000
Transferred to Deferred Comp	($148,000)	($123,500)		($271,500)
Jan 2008 Advances (Payments)	$2,000	$32,000		$34,000
Feb 2008 Advances (Payments)	$0	$55,000	$72,038	$127,038
Mar 2008 Advances (Payments)	($180,000)	($47,500)	($40,000)	($267,500)
April 2008 Advances (Payments)	($110,000)	($52,100)	($45,000)	($207,100)
May 2008 Advances (Payments)			($15,000)	($15,000)
June 2008 Advances (Payments)
BALANCE Notes Payable Officers	$0	$0	$204,038	$204,038

Deferred Compensation	$278,000	$323,500		$601,500

Due To Officers
BALANCE 6/30/07	$188,400	$75,500		$263,900
Consulting Fee Earned -1st Qtr	$98,400	$70,500		$168,900
Consulting Fees Paid - 1st Qtr	($39,500)	($32,500)		($72,000)
Consulting Fee Earned - 2nd Qtr	$98,400	$70,500		$168,900
Consulting Fees Paid - 2nd Qtr	($10,000)	($10,000)		($20,000)
Consulting Fee Earned - 3rd Qtr	$98,400	$70,500		$168,900
Consulting Fees Paid - 3rd Qtr	($12,000)	($8,500)		($20,500)
Consulting Fee Earned - 4th Qtr	$98,400	$70,500		$168,900
Consulting Fees Paid - 4th Qtr	($221,510)	($204,244)		($425,754)
Balance Due to Officers	$298,990	$102,256		$401,246

Interest Payable	$0	$0	$18,751	$18,751
Totals Payable to Officers	$576,990	$425,756	$222,789	$1,225,535

The Following Summaries Compensation to Related Parties for the Fiscal Year Ended June 30, 2007

										TOTAL
	Durando	Dotoli	Ergul	Biderman	Smiley	Guerino	Lawrence	Janifast	Microphase	RELATED

Consulting / Salary	$393,600	$282,000			$200,000					$875,600
Directors Stipend and Interest	$7,500	$7,538	$3,750	$3,750	$8,550	$3,750	$3,750			$38,588
Rent									$60,000	$60,000
R&D									$236,492	$236,492
Finders Fees (including common shares)				$520,000						$520,000
Cost of Sales and SG&A								$110,912	$36,342	$147,254
Reparations and Stock Based Compensation	$1,044,000	$555,000	$201,000	$16,800	$306,250	$14,700		$138,462		$2,276,212
Totals	$1,445,100	$844,538	$204,750	$540,550	$514,800	$18,450	$3,750	$249,374	$332,834	$4,154,146
PacketPort.com legal expense										$611,807
Total expense to related parties										$4,765,953

During the twelve months ended June 30, 2007, Mr. Biderman's through his affiliated firm of Palladium Capital Advisors earned finder's fees of $520,000 in connection with the raising of approximately $5 million in various equity transactions during the year.

In addition, at various points during fiscal year ended June 30, 2007, Messrs, Durando, Dotoli and Smiley provided $650,000 in bridge loans to the Company which was evidenced by individual promissory notes. During December 2006, Messrs Durando and Dotoli agreed to convert their notes, in the amounts of $130,000 and $200,000 respectively, to a deferred compensation arrangement, the repayment terms of which have not been specified. Mr. Smiley has extended bridge loans to the Company of $160,000, evidenced by promissory notes for $101,000 and a $60,000 note with a 12% rate of interest. In summary as of June 30, 2007, bridge loans outstanding were $85,000,$75,000 and $161,000 to the Messrs Durando, Dotoli and Smiley, respectively. All of the foregoing promissory notes were payable on demand and only the $161,000 payable to Mr. Smiley remained outstanding in June 2008

During the 12 month period ended June 30, 2007 Eagle Advisers, an investment banking firm founded by Mr. Abraham Biderman, a member of the Board of Directors of the Company, earned fees and reimbursement expenses of approximately $782,568 in connection with services in regard to private placements of the Company's common stock and warrants and raised a total of $5,820,652 net of such fees for the Company.

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

During fiscal year end June 30, 2007, Mr. Edward Suozzo, a consultant of the Company, converted $50,000 of accounts payable owed by the Company into 331,864 shares of common stock plus a 5 year warrant to purchase 277,778 shares of common stock at $.18 per share. During fiscal year end June 30, 2005, Mr. Suozzo converted $20,000 of accounts payable owed by the Company into 100,000 shares of common stock plus a 5 year warrant to purchase 100,000 shares of common stock at $.25 per share.

During fiscal year end June 30, 2007, Microphase Corporation and Janifast Corp, both related parties respectively converted $369,000 and $171,000 of accounts payable owed by the Company into 2,050,000 and 950,000 shares of common stock plus a 5 year warrant to purchase 2,050,000 and 950,000 shares of common stock at $.18 per share.

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

Transactions with Microphase Corporation mPhase's President and Chairman of the Board of the Company are also employees of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement for fiscal year 2006 required mPhase to pay Micophase $10,000 per month. Microphase also charges fees for specific projects on a project-by-project basis. During the year ended June 30, 2007 and for the period of time from mPhase's inception (October 2, 1996) to June 30, 2007, $531,820 and $8,670,776, respectively, have been charged to expense or inventory under these Agreements and is included in operating expenses in the accompanying consolidated statements of operations. Management believes that amounts charged to the Company by Microphase are commensurate to amounts that would be incurred if outside third parties were used. The Company is obligated to pay a 3% royalty to Microphase on revenues from its proprietary Traverser Digital Video and Data Delivery System and DSL component products.

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

Effective June 30, 2004, the Company was $473,787 in arrears with respect to a Promissory Note issued to Piper Rudnick LLP plus other legal fees of $118,773.36. It should be noted that Piper & Rudnick received such Promissory Note plus two warrants received in March of 2002 in exchange for cancellation of certain payables. Such warrants have conversion rights into our common stock for a total of 2,233,490 shares that have been registered under a recently effective Form S-1 Registration Statement, and are cashless. On September 3, 2003, the Company paid $10,000 in cash to Piper in exchange for reducing the total payable to $550,000 plus the issuance of additional cashless warrant for $150,000 worth of the Company's common stock valued at $.25 per share. The remaining $300,000 payable had the following future payment schedule:

1. Payments of $25,000 each on December 1, 2004, March 1, 2005, June 1, 2005, September 1, 2005, March 1, 2006, June 1, 2006 and September 1, 2006.

2. A payment of $50,000 on December 1, 2005

3. A payment of $75,000 due on December 1, 2006

The Company has made all of the above payments except for $65,000 of the $75,000 due December 1, 2006, that is presently in arrears.

SUBSEQUENT EVENT

Consistent with the terms of the securities purchase agreement with Golden Gate Investors, during the period July 1,2008 to September 29, 2008 the company received cash of $700,000 as prepayment of its Note Receivable and converted $415,000 of debt into 10,740,000 million shares of the Company's Common Stock. In addition, during such period, the Company issued 2,600,000 shares of Common Stock to consultants

In August of 2008 was notified that it had been awarded a research contract from the Department of the Army allowing the company an opportunity to continue testing its Nanobattery in Phase #2. Such contract provides the Company with approximately $500,000 of net revenue over two years

In August of 2008, at a meeting of shareholders, the Company voted to increase the number of authorized shares of common stock to 2 billion from 900 million.

In July the Company received $200,000 and issued a total of 7,862,000 shares in a private placement. Approximately 3,862,000 of such shares represented reparation of past investments.

In September 2008 the Company issued 64,450,000 shares of common stock and 104,950,000 options to purchase such stock at $.05 to various employees consultants and individuals. Included in such issuance were 27,000,000 shares and 50,000,000 options to Mr. Durando, 16,000,000 shares and 30,000,000 options to Mr. Dotoli and 10,000,000 shares and 18,000,000 options to Mr. Smiley. Shares outstanding as of September 24, 2008 had increased to 527,000,000 million, warrants to 146,000,000 and options to 150,000,000

ITEM 14A. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

10.14. *	Purchase Order between the Company and Lucent Technologies, Inc., dated December 15, 2002, for cost reduction of the mPhase Traverser INI set box. **
10.15.*	Co-Branding Agreement, dated as of January 21, 2003, between the Company and Lucent Technologies, Inc.**
10.16*	Systems Integrator Agreement, dated as of April 4, 2003, between the Company and Lucent Technologies, Inc.**
10.17*	Development Agreement between Lucent Technologies, Inc and mPhase technologies, Inc. relating to Broadcast Television Switch (BTS) effective as of September 15, 2003.**
10.18*	Development Agreement effective February 3, 2004 between Lucent Technologies, Inc. and mPhase Technologies, Inc for development of micro fuel cell Nano Technology.**
10.19*	Software License Agreement between Espial Group, Inc, a Canadian Corporation and mPhase Technologies, Inc. entered into November 28, 2004.
10.20*	Software Development Agreement between Magpie Telecom Insiders, Inc, and mPhase Technologies, dated September 2, 2004 and Work Order dated January 3, 2005
10.21*	Development Agreement effective March 11, 2005 between Lucent Technologies Inc and mPhase Technologies relating to development of Magnetometers.
10.22*	Amendment No. 2 to Development Agreement dated as of March 9, 2005 relating to
Micro Power Source Cells between mPhase Technologies, Inc and Lucent Technologies, Inc.
10.23*	Amendment No. 2 to Development Agreement between Lucent Technologies, Inc.
and mPhase Technologies, Inc. dated as September 15, 2003
10.24*	Amendment No. 3 to Development Agreement between Lucent Technologies, Inc and mPhase
Technologies, Inc. dated September 15,2003
10.25*	Amendment No. 4 to Development Agreement between Lucent Technologies, Inc and mPhase
Technologies, Inc. dated as of September 15, 2003
10.26*	Annexure B Statement of Work dated August 22, 2005 between Magpie Insiders, Inc. and mPhase
Technologies, Inc.
10.27*	Annexure C Statement of Work dated January 25, 2006 between Magpie Insiders Inc and mPhase
Technologies, Inc.
10.28*	3rd Amendment to Software License dated March 10, 2006 between Espial Group Inc. and mPhase Technologies, Inc.
10.29**	4th Amendment to Software License dated June 27,2006 between Espial Group, Inc and mPhase Technologies, Inc.

EXHIBITS NUMBER
REFERENCE	DESCRIPTION

10.32A*	Agreement between Rubenstein Investor Relations, Inc and mPhase Technologies, Inc dated January 16, 2007
10.32B*	Services Agreement between Rubenstein Associates, Inc and mPhase Technologies, Inc dated January 22, 2007
10.33*	Memorandum of Understanding between Latens and mPhase Technologies, Inc dated January 23, 2007
10.34*	Amendment #4 between Lucent Technologies and mPhase Technologies, Inc dated February 3, 2007
10.35*	First Amendment to the Master Work Agreement between Velankani and mPhase Technologies, Inc dated February 6, 2007
10.36*	Cooperative Research Agreement between Rutgers and mPhase Technologies, Inc dated February 5, 2007
10.37*	Statement of Work Espial and mPhase Technologies, Inc dated February 22, 2007
10.38*	Payment Agreement between Espial and mPhase Technologies, Inc dated February 22, 2007
10.39*	Reseller Agreement between Steeleye Technologies and mPhase Technologies, Inc dated March 28, 2007
10.40*	Consulting Agreement between CT Nanobusiness Alliance and mPhase Technologies, Inc. dated May 10, 2007
10.41*	Escrow Agreement between Wilson Sonsini Goodrich & Rosati and mPhase Technologies, Inc dated May 2007
10.42*	Non-Exclusive Distribution Agreement between Netdialogue and mPhase Technologies, Inc. dated December 13, 2006
10.43*	Cooperative Research and Development Agreement between US Army Picatinny and mPhase Technologies, Inc dated December 20, 2006
10.44*	Amendment # 5 between Lucent Technologies Inc and mPhase Technologies, Inc.
10.45*	Private Equity Credit Agreement by and between mPhase Technologies, Inc. and Double U Master Fund LP. Dated as of June 27, 2007.
21*	List of Subsidiaries (incorporated by reference to Exhibit 21 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).
23.1*	Consents of Schuhalter, Coughlin & Suozzo, LLC dated August 31, 1998 and reference to Exhibit 23 to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no. 000-24969)).
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

CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Report of Rosenberg Rich Baker Berman & Company	64

Report of Arthur Andersen LLP	65

Report of Schuhalter, Coughlin & Suozzo, PC	66

Consolidated Balance Sheets as of June 30, 2008 and 2007	67

Consolidated Statements of Operations for the years ended June 30, 2006, 2007 and 2008 and for the period from inception (October 2, 1996) through June 30, 2008.	68

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period from inception (October 2, 1996) to June 30, 1997 and for each of the eleven years in the period ended June 30, 2008	69-74

Consolidated Statements of Cash Flows for the years ended June 30, 2006, 2007 and 2008 and for the period from inception (October 2, 1996) through June 30, 2008.	76

Notes to Consolidated Financial Statements	77-93

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of mPhase Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of mPhase Technologies, Inc. (a New Jersey corporation in the development stage) and subsidiaries as of June 30, 2008 and June 30, 2007, and the related consolidated statements of operations, changes in stockholders' equity (deficit), cash flows and Schedule II (Valuation and Qualifying Accounts, Item 14B) for each of the three years ended June 30, 2008 and for the period from inception (October 2, 1996) to June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of mPhase Technologies, Inc. for the period from inception to June 30, 2001. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from inception to June 30, 2001, included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of mPhase Technologies, Inc. and subsidiaries as of June 30, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008 and for the period from inception to June 30, 2008, in conformity with accounting principles generally accepted in the United States.

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

September 29, 2008

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

Schuhalter, Coughlin & Suozzo, PC
Raritan, New Jersey

January 28, 1999

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
	June 30,	June 30,
	2007	2008

ASSETS
CURRENT ASSETS
Cash	$23,253	$15,533
Accounts receivable	1,961	4,000
Subscriptions receivable	500,000
Inventories	505,910
Prepaid and other current assets	442,585	121,882

Total Current Assets	1,473,709	141,415

Property and equipment, net	282,801	149,418
Patents and licensing rights, net	51,140
Note receivable		1,950,000
Investment in Sovereign		110,000

TOTAL ASSETS	$1,807,650	$2,350,833

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,355,250	$2,076,965
Accrued expenses	933,145	388,444
Due to related parties	852,405	1,030,167
Notes payable, related parties	321,000	204,038
Short term notes	76,640	240,820
Convertible debt		54,000
Deferred revenue	23,708
TOTAL CURRENT LIABILITIES	$4,562,148	$3,994,434

Convertible debt derivative liability - (Note 8)		$750,151
Convertible debentures net of discount of $2,953,899 (Note 8)		$411,101
TOTAL LIABILITIES	$4,562,148	$5,155,686

COMMITMENTS AND CONTINGENCIES (Note 11 )	-

STOCKHOLDERS' DEFICIT
Common stock, par value $.01, 900,000,000 shares authorized 387,846,008 and 440,395,000 shares issued and outstanding at June 30, 2007, 2008, respectively	$3,878,460	$4,403,950
Additional paid in capital	162,100,718	165,067,510
Deferred compensation	(414,084)
Deficit accumulated during development stage	(168,311,619)	(172,268,340)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	($2,754,498)	($2,804,853)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,807,650	$2,350,833

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
				Date of
	For the Fiscal Years Ended			Inception to
	June 30,			June 30,
	2006	2007	2008	2008

REVENUES	$975,482	$153,504	$112,928	$22,562,039

COSTS AND EXPENSES
Cost of Sales	974,583	89,802	949	16,424,692
Research and Development (including non-cash stock related charges of $200,850, $92,600,$0 and $2,410,119 for years ended 2006,2007,2008 and inception to date respectively)	8,034,964	6,393,215	988,091	58,960,508
General and Administrative (including non-cash stock related charges of $6,075,573,$3,448,785, $564,878 and $62,332,964 for years ended 2006,2007, 2008 and inception to date respectively)	11,121,235	8,684,053	4,031,618	109,471,763
Depreciation and Amortization	78,416	93,855	145,331	3,270,188

TOTAL COSTS AND EXPENSES	20,209,198	15,260,925	5,165,989	188,127,151

LOSS FROM OPERATIONS	(19,233,716)	(15,107,421)	(5,053,061)	(165,565,112)

OTHER INCOME (EXPENSE) net
Interest (Expense), net	(34,569)	(18,310)	(214,878)	(383,329)
Reparation, Impairment and Other (Expense) net	(5,182,365)	(1,725,831)	(527,530)	(8,158,647)

Change in Derivative Value and Debt Discount			1,838,748	1,838,748
TOTAL OTHER INCOME (EXPENSE)	(5,216,934)	(1,744,141)	1,096,340	(6,703,228)

NET LOSS	($24,450,650)	($16,851,562)	($3,956,721)	($172,268,340)

LOSS PER COMMON SHARE, basic and diluted	($0.12)	($0.05)	($0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	199,610,372	310,395,562	405,032,339

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE ELEVEN YEARS
IN THE PERIOD ENDED JUNE 30, 2008

	Common Stock Shares	Par Value 0.01	Treasury Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders Equity (Deficit)

Balance, October 2, 1996 (date of inception).	1,140,427	$11,404		$459,753		($537,707)	($66,550)
Issuance of common stock of Tecma Laboratories, Inc., for 100% of the Company.	6,600,000	66,000		(537,157)		537,707	66,550
Issuance of common stock, in private placement, net of offering costs of $138,931	594,270	5,943		752,531			758,474
Net loss						(781,246)	(781,246)
Balance, June 30, 1997	8,334,697	$83,347		$675,127		($781,246)	($22,772)
Issuance of common stock with warrants, in private placement, net of offering costs of $84,065	999,502	9,995		791,874			801,869
Issuance of common stock for services	300,000	3,000		147,000			150,000
Issuance of common stock in connection with investment in unconsolidated subsidiary	250,000	2,500		122,500			125,000
Repurchase of 13,750 shares of common stock			(7,973)				(7,973)
Issuance of common stock with warrants in private placement, net of offering costs of $121,138	1,095,512	10,955		659,191			670,146
Issuance of common stock for financing services	100,000	1,000		(1,000)
Issuance of common stock in consideration for 100% of the common stock of Microphase Telecommunications, Inc.	2,500,000	25,000		1,685,000			1,710,000
Net loss						(4,341,059)	(4,341,059)
Balance, June 30, 1998	13,579,711	$135,797	($7,973)	$4,079,692		($5,122,305)	($914,789)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE ELEVEN YEARS
IN THE PERIOD ENDED JUNE 30, 2008

	Common Stock Shares	Par Value 0.01	Treasury Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders Equity (Deficit)

Balance, June 30, 1998	13,579,711	$135,797	($7,973)	$4,079,692		($5,122,305)	($914,789)
Issuance of common stock with warrants in private placements, net of offering costs of $107,000	3,120,000	31,200		2,981,800			3,013,000
Issuance of common stock for services	1,599,332	15,993		8,744,873			8,760,866
Issuance of common stock with warrants in private placement, net of offering costs of $45,353	642,000	6,420		1,553,227			1,559,647
Issuance of common stock in private placement, net of offering costs of $679,311	4,426,698	44,267		10,343,167			10,387,434
Issuance of stock options for services				7,129,890			7,129,890
Issuance of warrants for services				16,302			16,302
Deferred employee stock option compensation					(140,000)		(140,000)
Net loss						(22,838,344)	(22,838,344)
Balance, June 30, 1999	23,367,741	$233,677	($7,973)	$34,848,951	($140,000)	($27,960,649)	$6,974,006
Issuance of common stock and options in settlement	75,000	750		971,711			972,461
Issuance of common stock upon exercise of warrants and options	4,632,084	46,321		5,406,938			5,453,259
Issuance of common stock in private placement, net of cash offering costs of $200,000	1,000,000	10,000		3,790,000			3,800,000
Issuance of common stock in private placement, net of cash offering costs of $466,480	1,165,500	11,655		9,654,951			9,666,606
Issuance of common stock for services	1,164,215	11,642		8,612,265			8,623,907
Issuance of options for services				9,448,100			9,448,100
Deferred employee stock option compensation				1,637,375	(1,637,375)		-
Amortization of deferred employee stock option compensation					551,707		551,707
Net loss						(38,161,542)	(38,161,542)
Balance, June 30, 2000	31,404,540	$314,045	($7,973)	$74,370,291	($1,225,668)	($66,122,191)	$7,328,504

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)

TO JUNE 30, 1997 AND FOR EACH OF THE ELEVEN YEARS

 IN THE PERIOD ENDED JUNE 30, 2008

	Common Stock Shares	Par Value 0.01	Treasury Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders Equity (Deficit)

Balance, June 30, 2000	31,404,540	$ 314,045	($7,973)	$74,370,291	($1,225,668)	($66,122,191)	$7,328,504
Issuance of common stock upon exercise of options	320,000	3,200		324,300			327,500
Issuance of common stock with warrants in private placements, net of cash offering costs of $512,195	4,329,850	43,298		7,766,547			7,809,845
Issuance of common stock for services	450,000	4,500		1,003,125			1,007,625
Issuance of options and warrants for services				5,849,585			5,849,585
Deferred employee stock option compensation				607,885	(607,885)
Amortization of deferred employee stock option compensation					1,120,278		1,120,278
Issuance of common stock in settlement of debt to directors and related parties	4,840,077	48,402		2,371,637			2,420,039
Net Loss						(23,998,734)	(23,998,734)
Balance June 30, 2001	41,344,467	$ 413,445	($7,973)	$92,293,370	($713,275)	($90,120,925)	$1,864,642
Issuance of Common stock with warrants in private placement	6,980,643	69,807		1,903,943			1,973,750
Issuance of Common stock for services	2,976,068	29,760		1,169,241			1,199,001
Issuance of options and warrants for services				1,877,937			1,877,937
Cancellation of unearned options to former employees				(140,802)	140,802
Amortization of deferred employee stock option compensation					548,550		548,550
Issuance of common stock and warrants in settlement of debt to related parties and strategic vendors	7,492,996	74,930		2,663,728			2,738,658
Sale of Common stock to certain Officers and Directors in private placement	2,000,000	20,000		980,000			1,000,000
Issuance of Common stock upon exercise of options	13,334	133		3,867			4,000
Net Loss						(11,249,387)	(11,249,387)
Balance, June 30, 2002	60,807,508	$608,075	($7,973)	$100,751,284	($23,923)	$(101,370,312)	$ (42,849)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)

TO JUNE 30, 1997 AND FOR EACH OF THE ELEVEN YEARS

 IN THE PERIOD ENDED JUNE 30, 2008

	Common Stock Shares	Par Value 0.01	Treasury Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders Equity (Deficit)

Balance, June 30, 2002	60,807,508	$608,075	($7,973)	$100,751,284	($23,923)	$ (101,370,312)	$ (42,849)
Issuance of Common stock with warrants in private placement, net of Cash offering costs of $124,687	4,296,680	42,967		1,121,351			1,164,318
Issuance of Common stock for services	426,000	4,260		107,985			112,245
Issuance of options and warrants for services				274,100			274,100
Amortization of deferred employee stock option compensations					23,923		23,923
Issuance of common stock and warrants in settlement of debt to related parties and strategic vendors	5,923,333	59,233		1,826,329			1,885,562
Net Loss						(6,,646,185)	(6,646,185)
Balance, June 30, 2003	71,453,521	$714,535	($7,973)	$104,081,049	$0	($108,016,497)	($3,228,886)
Issuance of common stock with warrants in private placement, net of cash offering costs of $313,200	15,177,973	151,779		4,322,934			4,474,713
Issuance of common stock for services	924,667	9,247		238,153			247,400
Issuance of options and warrants for services				1,067,393			1,067,393
Issuance of common stock pursuant to exercise of warrants	1,233,334	12,333		304,467			316,800
Issuance of common stock and warrants in settlement of debt to related parties and strategic vendors	110,467	1,105		1,962,099			1,963,204
Net Loss						(7,758,586)	(7,758,586)
Balance, June 30, 2004	88,899,962	$888,999	($7,973)	$ 111,976,095	$0	($115,775,083)	($2,917,962)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)

TO JUNE 30, 1997 AND FOR EACH OF THE ELEVEN YEARS

 IN THE PERIOD ENDED JUNE 30, 2008

	Common Stock Shares	Par Value 0.01	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders Equity (Deficit)

Balance, June 30, 2004	88,899,962	$888,999	($7,973)	$111,976,095	($115,775,083)	($2,917,962)
Issuance of Shares in Private Placement	39,853,661	398,535		6,888,553		7,287,088
Issuance of in connection with exercise of warrants	3,637,954	36,380		644,229		680,609
Conversion of Debt to Common stock and warrants	3,895,171	38,952		1,174,134		1,213,086
Options Awarded to Consultants				2,191,043		2,191,043
Options Awarded to Officers				625,290		625,290
Issuance of shares to Officers and consultants for services	1,151,000	11,510		322,500		334,010
Exercise of cashless warrants	4,949,684	49,499		(49,499)
Exercise of warrants by officers	1,770,400	17,704				17,704
Reparation of Private Placement Offering	891,000	8,910		176,811		185,721
Net Loss					(11,234,324)	(11,234,324)
Balance June 30, 2005	145,048,832	$1,450,489	$(7,973)	$123.949,156	$(127,009,407)	$(1,617,735)
Issuance of common stock pursuant to the exercise of warrants, net of cash expenses of $108,000	15,720,120	157,201		2,850,523		3,007,724
Issuance of common stock with warrants in private placements, net of cash expenses of $674,567	72,786,897	727,868		9,329,781		10,057,649
Issuance of common stock for services	11,500,000	115,000		2,324,000		2,439,000
Conversion of related party and strategic vendor debts to common stock and warrants	3,331,864	33,319		556,681		590,000
Stock options awarded to consultants, employees and officers				3,837,423		3,837,423
Issuance of additional shares and warrants to effect revised pricing on previous private offering charged to expense	29,848,271	298,483		5,232,021		5,530,504
Net loss					(24,450,650)	(24,450,650)
Balance, June 30, 2006	278,235,984	$2,782,360	($7,973)	$148,079,585	($151,460,057)	($606,085)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)

TO JUNE 30, 1997 AND FOR EACH OF THE ELEVEN YEARS

 IN THE PERIOD ENDED JUNE 30, 2008

		$.01 Stated	Treasury	Additional Paid in	Deferred	Accumulated	Total Shareholders (Deficit)
	Shares	Value	Stock	Capital	Compensation	Deficit	Equity

Balance June 30, 2006	278,235,984	$2,782,360	($7,973)	$148,079,585		($151,460,057)	($606,085)
Issuance of common stock pursuant to the exercise of warrants (net of cash expenses of $150,000)	14,740,669	$147,406		$1,922,261			$2,069,667
Issuance of common stock in private placements, (net of cash expenses of $216,134)	47,958,060	$479,581		$5,711,788			$6,191,369
Issuance of common stock for services	18,172,983	$181,730		$2,486,885	($627,250)		$2,041,365
Conversion of related party and strategic vendor debt to common stock	6,073,728	$60,737		$930,972			$991,709
Issuance of additional shares and warrants to effect repricing	22,664,580	$226,646		$1,647,374			$1,874,020
Stock options awarded to employees and officers				$1,321,853			$1,321,853
Deferred stock compensation					$213,166		$213,166
Net Loss						($16,851,562)	($16,851,562)
Balance June 30, 2007	387,846,004	$3,878,460	($7,973)	$162,100,718	($414,084)	($168,311,619)	($2,754,498)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Changes in
Shareholders' Deficit
							Total
				Additional Paid			Shareholders
		$.01 Stated	Treasury	in	Deferred	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Compensation	Deficit	Equity
Balance June 30, 2007	387,846,004	$3,878,460	($7,973)	$162,100,718	($414,084)	($168,311,619)	($2,754,498)
Issuance of common stock in private placements net of
$116,253 offering cost	24,600,000	$246,000		$898,247			$1,144,247
Exercise of Warrants net of Offering Cost $72,222	11,111,113	$111,111		$538,889			$650,000
Common shares in settlement of accrued expenses	1,019,200	$10,192		$89,808			$100,000
Issuance of additional shares effect repricing	4,663,741	$46,637		$345,401			$392,038
Stock options/ warrants awarded to employees and
investors				$85,682			$85,682
Stock based compensation	1,000,000	10,000		$90,192			$100,192
Amortization of deferred stock compensation					$414,084		$414,084
Investment in Granita				$514,000			$514,000
Conversion of debt	4,904,942	$49,050		$192,073			$241,123
Cost related to convertible debt financing	5,250,000	$52,500		$212,500			$265,000
Net Loss						($3,956,721)	($3,956,721)
Balance June,30, 2008	440,395,000	$4,403,950	($7,973)	$165,067,510	$0	($172,268,340)	($2,804,853)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows

				October 2, 1996
		For The Years Ended		(Date of Inception)
		June 30,		To June 30,
	2006	2007	2008	2008
Cash Flow From Operating Activities:
Net Loss	($24,450,650)	($16,851,562)	($3,956,721)	($172,268,340)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	206,935	218,237	246,355	$7,282,357
(Gain) loss on debt extinguishments				($772,216)

Non-cash charges relating to issuance of common stock,
common stock options and warrants	6,276,423	3,363,218	185,874	$62,620,468
Reparation charges	5,530,504	1,874,020	392,038	$7,796,562
Derivative Value and Debt Discount charges			(1,188,597)	($1,188,597)
Write off of Granita Inventory			505,910	$505,910
Other non cash charges including amortization of
deferred compensation		213,166	$414,084	$1,015,065
Changes in assets and liabilities:
Accounts receivable	887,604	104,276	(2,039)	$423,876
Inventories	328,872	(344,640)		($510,471)
Prepaid expenses and other current assets	(23,905)	(325,808)	320,703	($40,821)
Loss on Unconsolidated Subsidary and Other				$906,535

Accounts payable, Accrued expenses, Deferred revenue	785,006	2,084,440	(746,694)	$8,034,560
Due to/from related parties
Microphase / Janifast//Lintel	(546,343)	73,742	(249,835)	$5,378,063
Officers and Other	(23,400)	528,100	427,597	$1,435,253
Net cash used in operating activities	($11,028,954)	($9,062,811)	($3,651,325)	($79,381,796)

Cash Flow from Investing Activities:
Payments related to patents and licensing rights		-		($450,780)
Purchase of fixed assets	($340,493)	($114,480)	($61,832)	($3,279,387)
Investment in Sovereign			(110,000)	(110,000)
Net Cash (used) in investing activities	($340,493)	($114,480)	($171,832)	($3,840,167)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock,
exercises warrants and finders fees, net	$13,065,375	$7,761,037	$2,294,247	$81,986,852
Payments of short term notes	(372,479)	(241,418)	(379,848)	($1,281,552)
Advances from Microphase				$347,840
Issuance of Convertible Debentures			154,000	$154,000
Net Proceeds (Repayment) from notes payable related
parties	(314,709)	321,000	(116,962)	$174,329
Proceeds of Long Term Convertible Debentures			1,350,000	$1,350,000
Sale of minority interest in Granita subsidiary			514,000	$514,000
Repurchase of treasury stock at cost				($7,973)
Net cash provided by financing activities	$12,378,187	$7,840,619	$3,815,437	$83,237,496

Net increase (decrease) in cash	$1,008,740	($1,336,672)	($7,720)	$15,533
CASH AND CASH EQUIVALENTS, beginning of	$351,185	$1,359,925	$23,253

CASH AND CASH EQUIVALENTS, end of period	$1,359,925	$23,253	$15,533	$15,533

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

1. ORGANIZATION AND NATURE OF BUSINESS mPhase, a New Jersey corporation founded in 1996, is a publicly-held company with over 19,000 shareholders and approximately 442 million shares of common stock outstanding. The Company's common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL.

The Company is in the development stage and historically has focused much of its' efforts in the commercial deployment of its TV+ products for delivery of broadcast IPTV, and DSL component products which include POTS splitters. Beginning in 2004, the Company added a new line of power cell batteries and electronic sensors (magnetometers) being developed through the use of Nanotechnology. Since mPhase is in the development stage, the accompanying consolidated financial statements should not be regarded as typical for normal operating periods.

The Company has recently shifted its primary business focus to the development of battery technology and using the science of nanotechnology has developed a battery that has a significantly longer shelf life prior to activation than conventional batteries. In addition, such battery product, unlike conventional batteries, is capable of being disposed of after use without harm to the environment.

On April 17, 2007, the Company announced that it had formed AlwaysReady, Inc., a New Jersey Corporation, as a new wholly-owned subsidiary. The Company plans to transfer all of its nanotechnology assets and appropriate liabilities to such company so as to separate its nanotechnology product line from its IPTV product. Management and staff of AlwaysReady Inc have been hired, however, during the fiscal year ended June 30, 2008 the Company funded the all the operations of Always Ready, Inc and no assets or liabilities have been transferred.

On June 20, 2007, the Company announced the formation of a new subsidiary, Granita Media, Inc. ("Granita"), a Delaware corporation, to promote and develop its IPTV product line including targeted advertising. and middleware solution. Capitalization of Granita amounted to $514,000 of equity, provided by employees and independent investors. During FYE June 30, 2008, related assets and liabilities were transferred to Granita and its results consolidated into the these financial statements. Additional funding was to have been arranged from outside institutional financing and potentially involve the sale of up to 10% of the common stock of Granita with mPhase retaining 90% of the stock of Granita. Owing to very challenging conditions in the capital markets, Granita was unable to raise funds necessary to operate as a self sufficient enterprise and fund the additional software development necessary for a targeted advertising enhancement capability of its TV+ solution. In order to conserve financial resources, all employees of Granita were either terminated or had resigned by December 31, 2007. (see also footnote #6) We are headquartered in Norwalk, Connecticut with offices in Little Falls, NJ and New York, NY. mPhase shares common office space with Microphase Corporation, a privately held company. Microphase is a leader in the field of radio frequency and filtering technologies within the defense and telecommunications industry. It has been in operation for over 50 years and has supported mPhase with engineering, administrative and financial resources.

2. LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

Through June 30, 2008, the Company incurred development stage losses totaling approximately $172 million and at June 30, 2008 had a working capital deficit of $3,853,019. Funding in our tradition capital markets was difficult during FYE 2008. Management of the Company desired to avoid unnecessary dilution by issuing large amounts of equity at depressed prices to raise larger sums of cash. Alternatively the Company was able to enter into Convertible Debt arrangements with independent investors to provide liquidity and capital resources during the year. Such arrangements not only provided the Company with cash ($1,350,000) but also with an equity line of credit of up to $7 million (inclusive of funds received). These arrangements will likely provide much of the working capital anticipated to be needed during the next FYE (See Footnote #8). In addition and from time to time during FYE 2008, the Company raised necessary working capital via bridge loans from officers. Such loans have subsequently been repaid (see notes payable to officers).

The Company is currently focused upon development and commercialization of its "Always Ready" battery product developed using the science of nanotechnology. The Company believes that such battery has a much longer shelf life than conventional batteries and will have significant commercial and military applications. The Company has temporarily suspended, to conserve financial resources, development of its magnetometer sensor devices also developed using the science of nanotechnology. In addition, although the Company has suspended all activity related to its IPTV business, it continues to believe that the intellectual property created over years of development of its TV+ solution may have significant value as the market for IPTV further develops.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) successfully market and sell its products. The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2009 and continue its development and commercialization efforts.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of mPhase, it's wholly-owned and majority owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation.

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

REVENUE RECOGNITION
As required, mPhase has adopted the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements," which provides guidelines on applying generally accepted accounting principles to revenue recognition based on the interpretations and practices of the SEC. Revenue related to research agreements relative to its nanotechnology line are amortized over the term of the agreement on a straight line basis

RESEARCH AND DEVELOPMENT
Research and Development cost are charged to operations when incurred. The amounts charged to expense for the years ended 2006, 2007, 2008 and inception to date were $8,034,964, $6,393,215, $988,091 and $58,960,508, respectively.

PATENTS AND LICENSES
Patents and licenses are capitalized when mPhase determines there will be a future benefit derived from such assets, and are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset, generally five years. Amortization expense was $55,987, $36,439, and $51,140 for the years ended June 30, 2006, 2007, and 2008, respectively. As of June 30, 2008, the book value of such assets has been fully amortized.

mPHASE TECHNOLOGIES, INC.
DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2008

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

INVENTORIES
The Company uses the First In First Out method (FIFO) to account for inventory which is carried at cost As of June 30, 2007 Inventory consisted primarily of component parts being assembled on location in anticipation of deployment of specific IPTV systems. Appropriate reserves have been taken to assure that the cost of such inventory does not exceed the value of the underlying contract. During the year ended June 30, 2008, the Company determined that the value of inventory related to IPTV had been impaired and charged to earnings all associated amounts ($505,910)

LONG-LIVED ASSETS
In August 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which became effective for the Company July 1, 2002 for the fiscal years ended June 30, 2005, June 30, 2006 thru June 30, 2008. The Company assesses long-term assets for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 144, the Company reviews long-term assets for impairment whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. The Company also assesses these assets for impairment based on their estimated future cash flows.

REPARATION EXPENSE
As an incentive for additional equity contributions, the Company will from time to time, adjust the cost of past private purchases of common stock through the issuance of additional shares in such magnitude as to reduce an investors cost to an average price that more closely approximates current market value. The market value of additional shares issued without cash investment is charged to Reparation Expense, which is included in Other Expenses. Reparations expenses have amounted to $5,530,504, $1,874,020, $392,038 and $7,796,562 for the years ended 2006, 2007, 2008 and inception to date, respectively.

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

BUSINESS CONCENTRATIONS AND CREDIT RISK
To date the Company's products have been sold to a limited number of customers, primarily in the telecommunications and defense industry. The Company had revenue from two customers of 48% and 22% during the fiscal year ended June 30, 2007. During the year ended the June 30, 2008 all revenue is attributable to research contracts with the US Army

Throughout the year, cash may exceed FDIC insured limits. The Company maintains cash balances at financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. Cash balances exceeded FDIC insured limits at times throughout the years ended June 30, 2007 and 2008.

SUPPLEMENTAL CASH FLOW INFORMATION

	2006	2007	2008
Interest Paid	$34,569	$18,310	$214.878
Non Cash Investing and Financing Activities:
Conversion of vendor debt to equity	$590,000	$991,709	$0
Conversion of convertible debt			$241,123
Shares issued relative to debt financing			$265,000
Shares issued in settlement of accrued expenses			$100,000
Convertible notes payable issued for notes receivable			$2,000,000

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

4. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

	2007	2008
Research Equipment	$470,939	$505,905
Office and Marketing	195,900	224,998
Gross Cost	666,839	730,903
Less Accumulated Depreciation	(384,038)	(581,485)
Net Property and Equipment	$282,801	$149,418

Depreciation expense for the years ended June 30, 2006, 2007and 2008 was $206,935, $218,237 and $246,355 respectively, of which $128,519, $124,382 and $101,024 respectively, relates to research laboratory and testing equipment included in research and development expense.

5. ACCRUED EXPENSES

Accrued expenses consist of the following:

	2007	2008
Lucent Projects (a)	$400,000
Finders Fees	$250,000	$160,000
Other Projects	$283,145	$228,444
Total	$933,145	$388,444
(a) Based on an estimate continued work relating to the Magnetometer. Such project was abandoned without liability and reversed in FYE 2008

6. GRANITA MEDIA

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

Under the terms of the arrangement between mPhase and the 4 employees, such employees were authorized to sell up to 7.99% of additional equity in the Company for a total of not less than $2,000,000 of additional capital by December 31, 2007. As noted above, the employees raised a total of $175,000 of outside capital only and pursuant to the arrangement, such employees either resigned or were terminated by mPhase together with several lower level employees of Granita. A dispute has arisen between Granita Media and one of the former employees with respect to a sum of approximately $168,000 included in short term loans. It is the Company's position that such sums were voluntarily advanced to fund operating expenses after July 1, 2007. Since the 4 employee / officers of Granita Media were required to cover operating expenses of Granita Media after July 1, 2007 through equity investments either directly or from third parties, the Company has taken the position that such amount nor any related interest and fees are not owed to the employee. In addition, the Company has substantial rights of offset for unpaid rent with respect to the portion of its Little Falls office occupied by Granita Media after July 1, 2007.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

During the twelve month period ended June 30, 2008, Granita Media Inc sustained losses estimated to be $762,000, had exhausted all cash resources and was past due on payables to key vendors. In October, 2007, Granita Media received notice that its test system being deployed at Comstar/Odessa, a major telephone service provider in the Ukraine was being replaced by a system of another vendor used by its parent company in Russia. This event, together with the inability of the 4 employees to successfully arrange not less than $2 million of additional equity financing under their arrangement with the Company to fund operating expenses of Granitia Media, Inc, prompted a suspension of operations and the resignation by all of the 4 employees the termination and all other technical employees. The Company is currently undergoing a review of strategic alternatives including the licensing of technology developed for the IPTV product and the potential of moving forward with its Targeted Advertising addition to such product.

7. SHORT TERM NOTES PAYABLE

Short term debt is comprised of the following:	June 30,	June 30,
	2007	2008

Note payable to Granita Employee (See note #6)		$175,820

Note payable to law firm bearing 8% interest, originally monthly installments of $5,000 per month commencing in June 2002 and continuing through December 1, 2003 with a final payment of principal plus accrued interest due at maturity on December 31, 2003, this note was in arrears as of June 30, 2004 and the company negotiated a new settlement arrangement as of August 31, 2004. Under such settlement agreement, the Company made a $100,000 cash payment and gave a cashless warrant to purchase $150,000 worth of common stock valued at $.25 per share. In addition, the Company agreed to pay $25,000 on each of December 1, 2004, March 1, 2005, June 1, 2005, September 1, 2005 and $50,000 on December 1, 2005. Thereafter, the Company was obligated to pay $25,000 on each of March 1, 2006, June 1, 2006, September 1, 2006 with a final payment of $75,000 on December 1, 2006 ($10,000 paid in 2008). The Company is currently in default

	$75,000	$65,000

Notes Payable Other	$1,640	-0-

Total Short Term Notes	$76,640	$240,820

8. STOCKHOLDERS' EQUITY

mPhase initially authorized capital of 50,000,000 shares of common stock with no par value. On February 23, 2000, the Board of Directors proposed and on May 22, 2000 the shareholders approved an increase in the authorized capital to 150,000,000 shares of common stock. On June 15, 2004, a Special Meeting of Shareholders of the Company approved a proposal by the Company to amend the Company's Certificate of Incorporation under New Jersey law to increase the authorized shares of common stock from 150 million to 250 million shares and change the par value of all shares of common stock from no par to $0.01 par stock.. Effective, June 30, 2005 and June 2006, the Company received authorization to increase the number of authorized shares to 500 million and 900 million respectively. (See also subsequent events)

During the Fiscal Year Ending June 30, 2008 the following transactions impacted stockholders equity

Private Placements
During the quarter ended September 30, 2007, the Company issued 500,000 shares of its common stock in private placements generating net proceeds of $50,000 During the quarter ended December 31, 2007, the Company issued 850,000 shares of its common stock in private placements generating net proceeds of $48,000 During the quarter ended June 30, 2008, the Company issued 23,250,000 shares of its common stock in private placements generating net proceeds of $1,162,500.

Exercise of Warrants
During the quarter ended June 30, 2008, 11,111,112 warrants to purchase common stock were exercised and additional warrants of 11,111,112 issued. Such transaction generated net proceeds of $650,000.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Other Equity Transactions
During the year months ended, June 30, 2008, the Company issued 1,000,000 shares of stock, 110,000 of options to purchase common stock valued at $100,192 to individuals. In addition, it issued 4,663,741 shares of common stock valued at $392,038 to reflect re-pricing agreements, 1,109,200 shares were issued to pay for finders fees valued at $100,000 and issued 5,250,000 shares of common stock valued at $265,000 in connection with debt financing arrangement (see convertible debt below) The fair value of shares issued was estimated as of the date of grant using the Black-Scholes pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of ranging between 70 -79%, based on a risk-free interest rate of 2.25% and expected option life of 5 years

Investment in Granita Media inc
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

Long Term Convertible Debentures / Note Receivable / Debt Discount
During Fiscal Year ended June 30, 2008 the Company entered into three separate convertible debt arrangements with independent investors. These transactions are intended to provide liquidity and capital to the Company and are summarized below.

Arrangement #1

In December, 2007, the Company received proceeds of $500,000 under a Securities Purchase Agreement. This transaction involves three related agreements: 1) A Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $6,000,000 of funds; 2) A Convertible Debenture in the amount of $1.5 million, with an interest rate of 7 ¼% and a maturity date of December 11, 2010 and 3) A Secured Note Receivable in the amount of $1.0 million, with an interest rate of 8 ¼ % and a maturity date of February 1, 2011 due from the same parties who are the holders of the Convertible Debentures

Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by the lesser of $.35 per share or 80% of the 3 lowest Volume Weighted Average Prices during a 20 day trading period. At the time of the transaction (December 11, 2007) the derivative value of this security was calculated to be $1,678,471. On June 30, 2008, given the decrease in the stock price, this value had decreased to $322,636 creating a non-cash credit to earnings over the year of $1,355,835 In addition, the transaction resulted in a note discount of $1.5 million which is being amortized as expense over the life of the loan.

During the fourth quarter of FYE 2008, $135,000 of such debt was converted into 2,177,723 shares of common stock and the Company received a $50,000 payment under the provisions of the related Note Receivable. Subsequently, through September 18, 2008, an additional $560,000 was converted into 14,792,000 shares and the Company received additional payments of $700,000 of its Note Receivable. The Note Receivable is secured by all the assets of Golden Gate. It should also be noted that the holder has the right to offset unpaid principal amount against the note receivable as well as receive certain compensatory fees in the event of a default.

Arrangement #2

In February 2008, the Company entered into a Convertible Debenture transaction which involved the receipt of $500,000 cash, a note payable of $550,000 and the issuance of 3,250,000 shares of stock valued at $260,000. The relative fair value of the share discount was $105,000 as of June 30, 2008. The terms of the debenture provide for a 7.5% interest rate, a due date of February 2012 and allow similar conversion privileges equal to 75% of the average of the three lowest prices over a 20 day period. The derivative value of such security was estimated to be $581,428 on the date of issuance. On June 30, 2008, this value had decreased to $142,593 creating a non cash credit to earnings of $438,835. The cost of the shares issued and related debt discount is being amortized to expense over the life of the debenture. In the event of default under the note payable the holder is entitled to certain compensatory fees.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Arrangement #3

In April, 2008, the Company received proceeds of $300,000 under a Securities Purchase Agreement. This transaction involves three related agreements: 1) A Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $1,000,000 of funds; 2) Two Convertible Debentures totaling $1,450,000, with a one time interest factor of 12% and a maturity date of March 25, 2011 and 3) A Secured Note Receivable in the amount of $1.0 million, with a one time interest factor of 13.2 % and maturity dates of March 25, 2012 due from the same parties who are the holders of the Convertible Debentures.

Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75%- 80% of the 3 lowest Volume Weighted Average Prices during a 20 day trading period. At the time of the transaction the derivative value of this security was calculated to be $2,493,212. On June 30, 2008, given the decrease in the stock price, this value had decreased to, $284,922 creating a non-cash credit to earnings over the year of $2,208,290. In addition, the transaction resulted in a note discount which is being amortized as expense over the life of the loan. Draws under the Note Receivable are not anticipated until October 2008 and is collateralized by $1 million of Blue Chip Stocks. In total 2 million shares were issued in connection with the convertible debenture with a relative fair value of $160,000 included in debt discount.

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

During the quarter ended March 31, 2007, the Company issued 14,973,083 shares of its common stock. Private placements generating net proceeds of $1,777,503; included in this amount is an estimate of finder's fees to be paid of $209,000.

During the quarter ended June 30, 2007, the Company issued 19,582,038 shares of its common stock. Private placements generating net proceeds of $2,476,000; included in this amount is an estimate of finder's fees to be paid of $41,000

Warrants Exercised:
During the quarter ended September 30, 2006, the Company issued 138,889 shares of its common stock pursuant to the exercise of warrants, generating net proceeds of $25,000 to the Company.

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

Options and Stock Based Compensation
During the twelve months ended June 30, 2007, the Company authorized the issuance of 10,455,000 in options and warrants of 2,821,113 to employees, officers, and consultants granting the right to purchase a like amount of common shares. Pursuant to the adoption of FAS 123(R), the Company recognized an expense in the amount of $1,321,853, all of which has been included in general and administrative expense. The fair value of options granted was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of ranging between 80% -95%, based on a risk-free interest rate of 4.8% and expected option life of 5 years. During the twelve months ended June 30, 2007, the Board of Directors authorized the issuance of 18,172,983 shares of common stock, with an aggregate value of $2,041,365 as compensation to consultants and employees. The stock value ranged in price from $.12 to $.20 per share, the fair value on the date of the awards.

Debt Conversions
During the twelve months ended June 30, 2007, the Company converted accounts payable of $991,709 into 6,073,728 shares of common stock.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Reparations
During the twelve month period ended June 30, 2007, the Company became obligated to issue 22,664,580 of its common stock as reparation to affect revised pricing on previous private placements. This additional consideration was afforded to past investors who agreed to make an additional cash investment as part of a new private placement. The cost of such consideration was estimated to be the fair value of such shares at the time of the investment, or $1,874,020.

Conversions, Settlements and Gain on Extinguishments
As a result of the preceding, during the three years ended June 30, 2008, extinguishments, cancellations and conversions of debt for issuance of the Company's common stock to related parties is summarized in Note 11 and amounts relating to strategic investors is summarized as follows:

	For the Years Ended June 30,
Equity Conversions of Debt with Strategic Vendors	2006	2007	2008

Number of Shares	3,331,864	6,073,728	1,092,200

Number of Warrants	3,277,778	0	0

Amount Converted to Equity	$590,000	$991,709	$100,000

Gain on Extinguishments of Debt	$30,608	0	0

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

STOCK INCENTIVE PLANS

A summary of the stock option activity for the years ended June 30, 2007 and, 2008 pursuant to the terms of both plans, which include incentive stock options and non-qualified stock options, is set forth on the below:

		Weighed
		Average
	Number	Exercise
	of Options	Price

Outstanding at June 30, 2006	43,473,000	$.26
Granted	8,855,000	$0.21
Exercised
Cancelled/Expired	6,435,000	$0.81
Outstanding at June 30, 2007	45,893,000	$0.25
Granted	85,000	$0.15
Exercised
Cancelled/Expired	0	0
Outstanding at June 30, 2008	45,978,000	$0.25

The fair value of options granted in fiscal year ended June 30, 2007 and 2008 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, an average life of 5 years, annual volatility of 79% and 71% and a risk-free interest rate 4.8% and 2.25% in the years 2007 and 2008 respectively.

The following summarizes information about stock options outstanding at June 30, 2008:

RANGE OFEXERCISE PRICE	NUMBER OUTSTANDING	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE
$.13 - $.45	45,373,000	2.4 years	$.25	45,373,000	$.25

WARRANTS
During The fiscal year ended June 30, 2008 the company issued 13,104,168 of warrants at exercises prices ranging from $.05 to $.15.and 5,271,740 warrants expired. In addition the Company received a total of $650,000 (net of fees) through the exercise of 11,111,113 warrants.

During The fiscal year ended June 30, 2007 the company issued 19,862,781 of warrants at exercises prices ranging from $.17 to $.25.and 10,165,399 warrants expired or were cancelled. In addition the Company received a total of $2,069,667 through the exercise of 14,740,669 warrants.

As of June 30, 2008 and 2007 warrants covering 146,146,505 and 150,818,245 shares remain outstanding with a weighted average exercise price of $.21 and $.22 respectively.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

9. RELATED PARTY TRANSACTIONS

Mr. Durando, the President and CEO of mPhase together with Mr. Ergul own a controlling interest and are officers of Janifast Limited. Mr. Durando and Mr. Dotoli are officers of Microphase Corporation. Mr. Ergul, retired as the chairman of the board of mPhase in Nov 2007, owns a controlling interest and is a director of Microphase Corporation,

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. During the fiscal year ended June 30 2007, Mr. Biderman's current firm Eagle Advisers, Inc. has acted as a finder of money in connection with finder's fees of $520,000, as well as addition administrative and occupancy charges of $43,400. In 2008, Mr Biderman was paid $188,472 of finders fees.

In addition, at various points during fiscal year ended June 30, 2008, Messrs. Durando, Dotoli and Smiley provided $650,000 in bridge loans to the Company which was evidenced by individual promissory notes. During December 2006, Messrs Durando and Dotoli agreed to convert their notes, in the amounts of $130,000 and $200,000 respectively, to a deferred compensation arrangement, the repayment terms of which have not been specified. Mr. Smiley has extended bridge loans to the Company of $160,000, evidenced by promissory notes for $101,000 and a $60,000 note with a 12% rate of interest. In summary, as of June 30, 2008, bridge loans outstanding were $85,000,$75,000 and $161,000 to the Messrs. Durando, Dotoli and Smiley, respectively. All of the foregoing promissory notes are payable on demand.

JANIFAST

During the year ended June 30, 2000, mPhase advanced money to Janifast Limited, which is owned by U.S. Janifast Holdings, Ltd, a related party of which three directors of mPhase are significant shareholders, in connection with the manufacturing of POTS Splitter shelves and DSL component products. As of June 30, 2000 the amount advanced to Janifast was approximately $1,106,000, which is included in production advances-related parties on the accompanying balance sheet. There were no such advances during the years ended June 30, 2002 and 2003. Pursuant to debt conversion agreements between the Company and Janifast, for the year ended June 30, 2001 Janifast received 1,200,000 shares of mPhase common stock canceling liabilities of $600,000, and for the year ended June 30, 2002 Janifast received 3,450,000 shares of mPhase common stock and 1,200,000 warrants to purchase mPhase common stock for the cancellation of $720,000 of liabilities, as discussed in Note 10. During the year ended June 30, 2003 Janifast was issued 1,500,000 shares of mPhase common stock in connection with the cancellation of $360,000 of outstanding liabilities of mPhase, the value of which was based upon the price of the Company's common stock on the effective date of settlement. No gain or loss was recognized in connection with conversions by Janifast for fiscal 2003. During the years ended June 30, 2003, 2004 and 2005 and the period from inception (October 2, 1996) to June 30, 2005, there has been $174,959, $2,771,925, 1,536,494 and $15,001,105, respectively, of invoices for products and services have been charged to inventory or expense and is included in operating expenses in the accompanying statements of operations. Effective December 30, 2004, Janifast Ltd. agreed to convert $200,000 of accounts payable into common stock of the Company at $.20 per share plus a 5 year warrant for a like amount of shares at $.25 per share. During the year ended June 30, 2007, Janifast agreed to converted $108,000 of debt into 830,000 shares of common stock and received 769,231 additional shares of stock as reparations.

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
JUNE 30, 2008

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

During the fiscal year ended June 30, 2005, Mr. Dotoli and Mr. Smiley, the COO, and CFO and General Counsel of the Company respectively, each lent the Company $75,000. Mr. Dotoli was repaid, the principal amount of such loan, in cash in January, 2005 and Mr. Smiley converted his $75,000 loan into 375,000 shares of common stock of the Company plus a 5 year warrant to purchase a like amount of shares at $.25 per share. In addition, Mr. Smiley converted $9,975 of accrued interest into 49,875 shares of common stock plus a 5 year warrant to purchase a like amount of shares at $.25 per share. Finally Mr. Smiley received 25,000 additional shares of common stock as a market adjustment to his equity investment of $25,000 on August 30, 2004. Mr. Dotoli cancelled $3,750 of accrued and unpaid interest from August 15, 2004 through January 15, 2004 into 375,000 shares of common stock pursuant to the terms of a portion of a warrant that was exercised at $.01 per share previously given by the Company to Mr. Dotoli in exchange for and cancellation of unpaid compensation. On January 15, 2004, Mr. Smiley was awarded 425,000 shares of common stock as additional compensation.

In July of 2005, Mr. Smiley was repaid a loan of $35,000, without interest made to the Company in June of 2005. In the three month period ended September 30, 2005, Mr. Durando and Mr. Smiley lent the Company $50,000 and $100,000, respectively, which was repaid by the Company, without interest in October of 2005.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

The Following Summaries Compensation to Related Parties for the Fiscal Year Ended June 30, 2008

						TOTAL
	Durando	Dotoli	Biderman	Smiley	Microphase	RELATED
Consulting / Salary	$393,600	$282,000		$200,000		$875,600
Interest	$19,490	$4,156		$18,752		$42,398
Rent					$60,000	$60,000
R&D					$28,151	$28,151
Finders Fees			$188,472			$188,472
Cost of Sales and SG&A					$30,089	$30,089

Totals	$413,090	$286,156	$188,472	$218,752	$118,240	$1,224,710

Summary of amounts due to Officers
For the year ended June 30, 2008
	RON	GUS	MARTIN
	DURANDO	DOTOLI	SMILEY	TOTAL
NOTES PAYABLE OFFICERS
BALANCE 6/30/07	$85,000	$75,000	$161,000	$321,000
July 2007 Advances (Payments)	($30,000)	($75,000)		($105,000)
August 2007 Advances (Payments)	$35,000	$75,100	$35,000	$145,100
Sept 2007 Advances (Payments)	$110,000			$110,000
Assumption of Note Payable- Sovereign	$110,000			$110,000
Oct 2007 Advances (Payments)	$25,000	$25,000	$25,000	$75,000
Nov 2007 Advances (Payments)	$76,000	$36,000	$11,000	$123,000
Dec 2007 Advances (Payments)	$25,000	$0	$0	$25,000
Transferred to Deferred Comp	($148,000)	($123,500)		($271,500)
Jan 2008 Advances (Payments)	$2,000	$32,000		$34,000
Feb 2008 Advances (Payments)	$0	$55,000	$72,038	$127,038
Mar 2008 Advances (Payments)	($180,000)	($47,500)	($40,000)	($267,500)
April 2008 Advances (Payments)	($110,000)	($52,100)	($45,000)	($207,100)
MaY 2008 Advances (Payments)			($15,000)	($15,000)
June 2008 Advances (Payments)
BALANCE Notes Payable Officers	$0	$0	$204,038	$204,038

Deferred Compensation	$278,000	$323,500		$601,500

Due To Officers
BALANCE 6/30/07	$188,400	$75,500		$263,900
Consulting Fee Earned -1st Qtr	$98,400	$70,500		$168,900
Consulting Fees Paid - 1st Qtr	($39,500)	($32,500)		($72,000)
Consulting Fee Earned - 2nd Qtr	$98,400	$70,500		$168,900
Consulting Fees Paid - 2nd Qtr	($10,000)	($10,000)		($20,000)
Consulting Fee Earned - 3rd Qtr	$98,400	$70,500		$168,900
Consulting Fees Paid - 3rd Qtr	($12,000)	($8,500)		($20,500)
Consulting Fee Earned - 4th Qtr	$98,400	$70,500		$168,900
Consulting Fees Paid - 4th Qtr	($221,510)	($204,244)		($425,754)
Balance Due to Officers	$298,990	$102,256		$401,246

Interest Payable	$0	$0	$18,751	$18,751
Totals Payable to Officers	$576,990	$425,756	$222,789	$1,225,535

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Equity Conversions of Debt and Other Financial Instruments with Related Parties

Janifast:	2006	2007	2008
Number of shares	950,000	830,769
Number of warrants	950,000	0
Amount converted to equity	$171,000	$108,000
Microphase Corporation:
Number of shares	2,050,000	0
Number of warrants	2,050,000	0
Amount converted to equity	$369,000	$0
Strategic Vendor Conversions:
Number of shares	331,864	5,242,959
Number of warrants	277,778	0
Amount converted to equity	$50,000	$1,996,561
Officers
Number of shares	0	0
Number of warrants (A)	0	0
Amount converted to equity	$0	$0
Total Related Party Conversions
Number of shares	3,331,864	6,073,728	NONE
Number of warrants	3,277,778	0
Amount converted to equity	$590,000	$2,104,561

10. INCOME TAXES

No provision has been made for corporate income taxes due to cumulative losses incurred. At June 30, 2008, mPhase has operating loss carry forwards of approximately $89.3 million and $88.7 million to offset future federal and state income taxes respectively, which expire at various times from 2016 through 2024. Certain changes in stock ownership can result in a limitation in the amount of net operating loss and tax credit carryovers that can be utilized each year.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

11. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company has a lease obligation for the rental of office space in Little Falls New Jersey until May 31, 2009. The annual obligation under such lease requires rent of $151,862 for the year beginning June 1, 2008 and ending May 31, 2009.

mPhase has entered into various agreements with Georgia Tech Research ("GTRC") and its affiliate, Georgia Tech Applied Research Corporation, ("GTARC"), pursuant to which the Company receives technical assistance in developing the commercialization of its Digital Video and Data Delivery System. The amount incurred by the Company for GTRC technical assistance with respect to its research and development activities during the years ended, 2005, 2006 and 2007 totaled $0, $0 and $0 respectively, and $13,539,952 from the period from inception through June 30, 2008.

12. SUBSEQUENT EVENTS

Consistent with the terms of the securities purchase agreement with Golden Gate Investors, during the period July 1,2008 to September 29, 2008 the company received cash of $700,000 as prepayment of its Note Receivable and converted $415,000 of debt into 10,740,000 million shares of the Company's Common Stock. In addition, during such period, the Company issued 2,600,000 shares of Common Stock to consultants

In August of 2008 was notified that it had been awarded a research contract from the Department of the Army allowing the company an opportunity to continue testing its Nanobattery in Phase #2. Such contract provides the Company with approximately $500,000 of net revenue over two years

In August of 2008, at a meeting of shareholders, the Company voted to increase the number of authorized shares of common stock to 2 billion from 900 million.

In July the Company received $200,000 and issued a total of 7,862,000 shares in a private placement. Approximately 3,862,000 of such shares represented reparation of past investments.

In September 2008 the Company issued 64,450,000 shares of common stock and 104,950,000 options to purchase such stock at $.05 to various employees consultants and individuals. Included in such issuance were 27,000,000 shares and 50,000,000 options to Mr. Durando, 16,000,000 shares and 30,000,000 options to Mr. Dotoli and 10,000,000 shares and 18,000,000 options to Mr. Smiley. Shares outstanding as of September 24, 2008 had increased to 527,000,000 million, warrants to 146,000,000 and options to 150,000,000

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

SCHEDULE II

ITEM 14B. VALUATION AND QUALIFYING ACCOUNTS
No Material Accounts exist

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: September 29, 2008	By:	/s/ RONALD A. DURANDO
Ronald A. Durando
President, CEO

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Necdet F. Ergul, Chairman of the Board	September 29, 2008
Ronald A. Durando, Chief Executive Officer, Director	September 29, 2008
Gustave T. Dotoli, Chief Operating Officer, Director	September 29, 2008
Martin S. Smiley, Chief Financial Officer	September 29, 2008
Anthony Guerino, Director	September 29 2008
Abraham Biderman, Director	September 29, 2008
Victor Lawrence, Director	September 29, 2008