Form 10-Q
period 2008-09-30
MPHASE TECHNOLOGIES INC
filed 2008-11-14
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTER ENDED September 30, 2008

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

YES ☒          NO ☐

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF NOVEMBER 14, 2008 IS 544,239,955 SHARES, ALL OF ONE CLASS OF $.01 STATED VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

INDEX

		PAGE

PART I	FINANCIAL INFORMATION

ITEM 1
	Consolidated Balance Sheets June 30, 2008 (Audited) and September 30, 2008 (Unaudited)	3
	Unaudited Consolidated Statements of Operations-Three months ended September 30, 2007 and 2008 and
	from October 2, 1996 (Date of Inception) to September 30, 2008	4
	Unaudited Consolidated Statement of Changes in Stockholders' Equity (Deficit) Three months ended
	September 30, 2008	5
	Unaudited Consolidated Statement of Cash Flow-Three Months Ended September 30, 2007 and 2008 and
	from October 2, 1996 (Date of Inception) to September 30, 2008	6
	Notes to Consolidated Financial Statements	7-11

ITEM 2	Management's Discussion and Analysis of Financial Condition and Condition and Results of Operations	12

ITEM 3	Quantitative and Qualitative Disclosures about market risk	19

ITEM 4	CONTROLS AND PROCEDURES	19

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 2.	Changes in Securities	20
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits and Reports on Form 8-K	21

Signature Page		22

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	September 30,
	2008	2008
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$15,533	$41,589
Accounts receivable	4,000	10,266
Prepaid and other current assets	121,882	39,487

Total Current Assets	141,415	91,342

Property and equipment, net	149,418	109,111
Note receivable	1,950,000	3,250,000
Investment in Sovereign	110,000	110,000

TOTAL ASSETS	$2,350,833	$3,560,453

LIABILITIES AND
STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,076,965	$2,094,583
Accrued expenses	388,444	428,949
Due to related parties	1,030,167	1,030,503
Notes payable, related parties	204,038	224,538
Short term notes	240,820	240,820
Convertible debt	54,000	54,000

TOTAL CURRENT LIABILITIES	$3,994,434	$4,073,393

Convertible debt derivative liability -
(Note 4)	$750,151	1,026,724
Convertible debentures net of
discount of $2,953,899 and
$3,351,053 on June 30, 2008 and
Sept 30,2008 respectively (Note 4)	$411,101	1,398,948
TOTAL LIABILITIES	$5,155,686	$6,499,065

COMMITMENTS AND
CONTINGENCIES (Note 6)

STOCK HOLDERS' DEFICIT
Common stock, par value $.01,
2,000,000,000 shares authorized
440,395,000 and 526,233,500 shares
issued and outstanding at June 30, and
Sept.30, respectively	$4,403,950	5,262,335
Additional paid in capital	165,067,510	170,826,364
Deficit accumulated during
development stage	(172,268,340)	(179,019,338)
Less-Treasury stock, 13,750 shares at
cost	(7,973)	(7,973)
TOTAL STOCK HOLDERS'
DEFICIT	($2,804,853)	($2,938,612)

TOTAL LIABILITIES AND
STOCK HOLDERS' DEFICIT	$2,350,833	$3,560,453

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
			Date of
	For the Three Months ended Ended		Inception to
	Sept 30,		Sept 30,
	2007	2008	2008

REVENUES	$34,959	$6,266	$22,568,305

COSTS AND EXPENSES
Cost of Sales	0	0	16,424,692
Research and Development (including non-cash
stock related charges of $0, $93,600 and
$2,503,719 for years three months ended Sept
30,2007, 2008 and inception to date
respectively)	1,054,931	387,676	59,348,184
General and Administrative (including non-cash
stock related charges of $208,097, $5,511,950
and $67,844,914 for the three months ended
Sept 30, 2007, 2008 and inception to date
respectively)	1,496,784	6,239,260	115,711,023
Depreciation and Amortization	34,059	13,483	3,283,671

TOTAL COSTS AND EXPENSES	2,585,774	6,640,419	194,767,570

LOSS FROM OPERATIONS	(2,550,815)	(6,634,153)	(172,199,265)

OTHER INCOME (EXPENSE) net
Interest (Expense), net	(12,811)	(39,053)	(422,382)
Reparation, Impairment and Other (Expense)
net	(222,640)	(198,372)	(8,357,019)

Change in Derivative Value and Debt Discount	0	120,580	1,959,328
TOTAL OTHER INCOME (EXPENSE)	(235,451)	(116,845)	(6,820,073)

NET LOSS	($2,786,266)	($6,750,998)	($179,019,338)

LOSS PER COMMON SHARE, basic and
diluted	($0.01)	($0.01)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, basic and diluted	389,791,154	452,895,360

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders' Deficit
						Total
				Additional Paid		Shareholders
		$.01 Stated	Treasury	in	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Deficit	Equity
Balance June 30, 2008	440,395,000	$4,403,950	($7,973)	$165,067,510	($172,268,340)	($2,804,853)
Issuance of common stock in private placements net of
offering cost ($20,000)	4,000,000	$40,000		$140,000		$180,000
Issuance of additional shares effect repricing	3,862,000	$38,620		$178,069		$216,689
Stock options/ warrants awarded to employees and
investors				$2,825,900		$2,825,900
Stock based compensation	61,750,000	$617,500		$2,162,150		$2,779,650
Conversion of debt securities	16,226,500	$162,265		$452,735		$615,000
Net Loss					($6,750,998)	($6,750,998)
Balance September 30, 2008	$526,233,500	$5,262,335	($7,973)	$170,826,364	($179,019,338)	($2,938,612)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			October 2, 1996
	For Three Months Ended		(Date of Inception)
	Sept 30,	Sept 30,	To Sept 30,
	2007	2008	2008

Cash Flow From Operating Activities:
Net Loss	($2,786,266)	($6,750,998)	($179,019,338)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	57,942	40,307	$7,322,664
(Gain) loss on debt extinguishments			($772,216)

Non-cash charges relating to issuance of common stock,
common stock options and warrants	1,054	5,605,550	$68,226,018
Reparation charges	226,118	216,689	$8,013,251
Derivative Value and Debt Discount charges		(120,580)	($1,309,177)
Write off of Granita Inventory		0	$505,910
Other non cash charges including amortization of
deferred compensation	207,042	$0	$1,015,065
Changes in assets and liabilities:
Accounts receivable	(32)	(6,266)	$417,610
Inventories	495,283		($510,471)
Prepaid expenses and other current assets	257,646	82,395	$41,574
Other			$906,535

Accounts payable, Accrued expenses, Deferred revenue	(39,722)	58,123	$8,092,683
Due to/from related parties
Microphase / Janifast / /Lintel	(157,865)		$5,378,063
Officers and Other	(14,225)	20,836	$1,456,089
Net cash used in operating activities	($1,753,025)	($853,944)	($80,235,740)

Cash Flow from Investing Activities:
Payments related to patents and licensing rights	-		($450,780)
Purchase of fixed assets	$0		($3,279,387)
Investment in Sovereign			($110,000)
Net cash (used) in investing activities	$0	$0	($3,840,167)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock,
exercises warrants and finders fees, net	$550,000	$180,000	$82,166,852
Payments of short term notes	450,531		($1,281,552)
Advances from Microphase			$347,840
Issuance of Convertible Debentures			$154,000
Net Proceeds (Repayment) from notes payable related parties	462,495		$174,329
Proceeds under securities purchase agreements (note 4)		700,000	$2,050,000
Sale of minority interest in Granita subsidiary	514,000		$514,000
Repurchase of treasury stock at cost			($7,973)
Net cash provided by financing activities	$1,977,026	$880,000	$84,117,496

Net increase in cash	$224,001	$26,056	$41,589
CASH AND CASH EQUIVALENTS, beginning of
period	$23,253	$15,533

CASH AND CASH EQUIVALENTS, end of period	$247,254	$41,589	$41,589

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - mPhase Technologies, Inc. (the "Company") was organized on October 2, 1996 and is in the development stage, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company's present activities are focused on microfluidics, microelectromechanical systems (MEMS) and nanotechnology. Since mPhase is in the development stage, the accompanying consolidated financial statements should not be regarded as typical for normal operating periods.

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ending September 30, 2008 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2008.

Through September 30, 2008, the Company had incurred cumulative (a) development stage losses totaling approximately $179,019,338 (b) stockholders' deficit of $2,938,612, and (c) negative cash flow from operations equal to $80,235,740. At September 30, 2008, the Company had $41,589 of cash and $10,266 of trade receivables to fund short-term working capital requirements. In addition, the Company relies on the continuation of funding under certain convertible securities agreements (See Note 4) The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

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

2. SUPPLEMENTAL CASH FLOW INFORMATION

For the months ended September 30,

	2007	2008

Interest Accrued Unpaid	$10,261	$39,053
Non Cash Investing and Financing Activities:
Assumption of Sovereign note payable	$110,000
Stock issued in settlement of accrued expenses	$100,000
Conversion of convertible debt		$615,000

3. RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase's President, Chief Operating Officer and Chairman of the Board of the Company are also officers of Microphase and mPhase's President and Chairman of the Board are shareholders of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services has been $5,000 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis. During the three months ended September 30, 2007 and 2008 and from inception (October 2, 1996), $59,054, $12,644 and $9,156,238 respectively, have been charged to expense.

As a result of the foregoing transactions as of September 30, 2008, the Company had a $40,650 payable to Microphase.

JANIFAST LTD.

The Company purchases products and incurs certain research and development expenses with Janifast Ltd., which is owned by U.S. Janifast Holdings, Ltd., a company in which three directors of mPhase are significant shareholders and one is an officer, in connection with the manufacturing of POTS Splitter shelves and component products including cards and filters sold by the Company.

During the three months ended September 30, 2007 and 2008 and the period from inception (October 2, 1996), $0, $0_and $16,031,811 respectively, have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company On Sept.30, 2008, Mr. Biderman's affiliated firm of Palladium Capital Advisors was owed unpaid finders fees in the amount of $150,000. During the three months ended September 30, 2008 finders fees in the amount of $20,000 were recorded and paid.

Transactions with Officers

At various points during the current quarter and at various points during the past fiscal year the Messrs, Durando, Dotoli and Smiley provided bridge loans to the Company, evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand. In addition, during the current quarter, the Company issued to employees and consultants a total of 61,750,000 shares of common stock and 104,675,000, 5 year options to purchase Company stock at 5 cents per share.

Total compensation (including the value of stock awards) to related parties and payables to officers are summarized below

Summary of compensation to related parties for the three months ended September 30, 2008
	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$98,400	$70,500	$50,000			$218,900
Interest			$4,291			$4,291
Rent					$9,000	$9,000
R&D					$3,644	$3,644
Finders Fees				$20,000		$20,000
Stock based compensation (shares issued)	$1,215,000	$720,000	$450,000	$180,000		$2,565,000
Stock based compensation (options issued)	$1,350,000	$810,000	$486,000	$54,000		$2,700,000
Total compensation	$2,663,400	$1,600,500	$990,291	$254,000	$12,644	$5,520,835

Common stock issued*	27,000,000	16,000,000	10,000,000	4,000,000		57,000,000
Options issued (5years @ .05)	50,000,000	30,000,000	18,000,000	2,000,000		100,000,000

Summary of compensation to related parties for the three months ended September 30, 2007
	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$98,400	$70,500	$50,000			$218,900
Interest	$2,550	$350	$6,950			$9,850
Rent					$9,000	$9,000
R&D					$50,054	$50,054
Finders Fees						$0
Stock based compensation (shares issued)						$0
Stock based compensation (options issued)						$0
Total compensation	$100,950	$70,850	$56,950	$0	$59,054	$68,904

Summary of payables to related parties as of September 30,2008

	Durando	Dotoli	Smiley	Microphase	Janifast	Total
Notes payable		$8,000	$216,538			$224,538
Deferred Compensation	$278,000	$323,500				$601,500
Due to Officers / Affiliates	$295,890	$88,756		$40,650	($19,336)	$405,960
Interest Payable			$23,043			$23,043
Total Payable to Officers	$573,890	$420,256	$239,581	$40,650	($19,336)	$1,255,041

*Shares issued to officers are pursuant to agreements dated August 8, 2008 between the Company and the Messrs Durando, Dotoli and Smiley. The agreements state that the stock granted may not be sold until the earlier of two (2) years or when the stock price for 60 consecutive days closes at a price of $.25 per share or greater and the average trading volume during such 60 day period is not less than 1,000,000 shares per day.

4. EQUITY TRANSACTIONS AND CONVERTIBLE DEBT

Private Placements

During the quarter ended September 30, 2008, the Company issued 4,000,000 shares of its common stock at $.05 per share in private placements generating net proceeds of $180,000. Related to this transaction was the issuance of 3,862,000 shares as reparations shares to effect repricing costing an estimated $216,689.

Stock Based Compensation

During the three months ended September 30, 2008, the Company issued 5 year options to purchase 104,675,000 shares of common stock at $.05 per share. The fair value of such options was estimated to be $2,825,900 at the date of the grant using the Black Scholes pricing model based on the following weighted average assumptions: an annual excepted return of zero percent; annual volatility of 78%;  an interest free rate of 1.5% and an expected life of 5 years.  In addition, 61,750,000 shares of common stock, with a market value on the date of issuance of $2,779,650, were issued to employees and consultants. (See note 3)

Conversion of debt securities

During the three months ended September 30, 2008, $615,000 of convertible debt was converted into 16,226,500 shares of Common stock

Long Term Convertible Debentures / Note Receivable / Debt Discount

The Company entered into four separate convertible debt arrangements with independent investors. These transactions are intended to provide liquidity and capital to the Company and are summarized below.

Arrangement #1

In December, 2007, the Company received proceeds of $500,000 under a Securities Purchase Agreement. This transaction involves three related agreements: 1) A Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $6,000,000 of funds; 2) A Convertible Debenture in the amount of $1.5 million, with an interest rate of 7 ¼% and a maturity date of December 11, 2010 and 3) A Secured Note Receivable in the amount of $1.0 million, with an interest rate of 8 ¼ % and a maturity date of February 1, 2011 due from the same parties who are the holders of the Convertible Debentures . Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by the lesser of $.35 per share or 80% of the 3 lowest Volume Weighted Average Prices during a 20 day trading period. At the time of the transaction (December 11, 2007) the derivative value of this security was calculated to be $1,678,471. On June 30, 2008, given the decrease in the stock price, this value had decreased to $322,636 and on September 30,2008 such value was $141,509 creating a non-cash credit to earnings for the quarter ended September 30, 2008 of $181,127. In addition, the transaction resulted in a note discount of $1.5 million which is being amortized as expense over the life of the loan. During the three month period ended Sept 30, 2008, amortization of debt discount amounted to $576,983 reducing the balance to $545,663. During the first quarter of FYE 2009, $615,000 of such debt was converted into 16,226,500 shares of common stock and the Company received a $500,000 payment under the provisions of the related Note Receivable. Subsequently, through October 31, 2008, an additional $289,000 was converted into 14,152,580 shares and the Company received additional payments of $250,000 of its Note Receivable. The Note Receivable is secured by all the assets of Golden Gate. It should also be noted that the holder has the right to offset unpaid principal amount against the note receivable as well as receive certain compensatory fees in the event of a default.

Arrangement #2

In February 2008, the Company entered into a Convertible Debenture transaction which involved the receipt of $500,000 cash, a note payable of $550,000 and the issuance of 3,250,000 shares of stock valued at $260,000. The relative fair value of the shares was $105,000. The terms of the debenture provide for a 7.5% interest rate, a due date of February 2012 and allow similar conversion privileges equal to 75% of the average of the three lowest prices over a 20 day period. The derivative value of such security was estimated to be $581,428 on the date of issuance. On June 30, 2008, this value had decreased to $142,593 and on September 30,2008 such value was $129,195 creating a non-cash credit to earnings for the quarter ended of $13,398. The cost of the shares issued and related debt discount is being amortized to expense over the life of the debenture. In the event of default under the note payable the holder is entitled to certain compensatory fees. During the three month period ended Sept 30, 2008, amortization of debt discount amounted to $36,738 reducing the balance to $465,345.

Arrangement #3

In April, 2008, the Company received proceeds of $300,000 under a Securities Purchase Agreement. This transaction involves three related agreements: 1) A Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $1,000,000 of funds; 2) Two Convertible Debentures totaling $1,450,000, with a one time interest factor of 12% and a maturity date of March 25, 2011 and 3) A Secured Note Receivable in the amount of $1.0 million, with a one time interest factor of 13.2 % and maturity dates of March 25, 2012 due from the same parties who are the holders of the Convertible Debentures . Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75%- 80% of the 3 lowest Volume Weighted Average Prices during a 20 day trading period. At the time of the transaction the derivative value of this security was calculated to be $2,493,212. On June 30, 2008, given the decrease in the stock price, this value had decreased to $284,922. On September 30, 2008, such value had increased to $378,662 creating a non-cash charge to earnings over the year of $93,740. In addition, the transaction resulted in a note discount which is being amortized as expense over the life of the loan. Draws under the Note Receivable are not anticipated until November 2008 and are collateralized by $1 million of Blue Chip Stocks. In total 2 million shares were issued in connection with the convertible debentures with a relative fair value of $160,000 included in debt discount. During the three month period ended Sept 30, 2008, amortization of debt discount amounted to $132,917 reducing the balance to $1,196,250.

Arrangement #4 (Related to parties in arrangement #1)

On Sept 11, 2008, the Company received proceeds of $200,000 under a Securities Purchase Agreement. This transaction involves three related agreements: 1) A Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $2,000,000 of funds; 2) A Convertible Debenture totaling $2,000,000, with a interest rate of 7 1/4% and a maturity date of September 30, 2011 and 3) A Secured Note Receivable in the amount of $1,800,000, with a interest rate of 8 1/4% and maturity dates of September 30,2011 due from the same parties who are the holders of the Convertible Debentures. In addition, the holder of the debenture is related to the holder in Arrangement #1. Conversion of outstanding debentures into common shares is similar to the terms of Arrangement #1. At the time of the transaction (September 11, 2008) the derivative value of this security was calculated to be $1,176,471. On September 30, 2008, given the changes in the stock price, this value had decreased to $377,358 creating a non-cash credit to earnings for the quarter ended September 30, 2008 of $799,113 . During the three month period ended Sept 30, 2008, amortization of debt discount amounted to $32,680 reducing the balance to $1,143,791.

5. GRANITA MEDIA

Effective July 1, 2007, the Company formed Granita Media, Inc. to separate its IPTV business and facilitate the raising of capital. Pursuant to an arrangement with 4 employees of mPhase, such employees were terminated from mPhase as of July 1, 2007 and became employees of Granita Media Inc and invested solely in the common stock of Granita Media Inc. Under the arrangement, each of the 4 employees was required to invest $125,000 in exchange for an aggregate 2% equity interest in Granitia Media, Inc with mPhase continuing to own 98% of the Company. The 4 employees contributed a total of $339,000 of the total $500,000 equity investment required from them and raised from third party investors another $175,000 for a total of $514,000. Granita Media has 19,000,000 shares of common stock outstanding of which 18,000,000 was owned by mPhase Technology and 1,000,000 is being held for issuance to the 4 employees and the third party investors pending an agreement among such persons of the allocation of such shares.

Under the terms of the arrangement between mPhase and the 4 employees, such employees were authorized to sell up to 7.99% of additional equity in the Company for a total of not less than $2,000,000 of additional capital by December 31, 2007. As noted above, the employees raised a total of $175,000 of outside capital only and pursuant to the arrangement, such employees either resigned or were terminated by mPhase together with several lower level employees of Granita. A dispute has arisen between Granita Media and one of the former employees with respect to a sum of approximately $176,000 included in short term loans. It is the Company's position that such sums were voluntarily advanced to fund operating expenses after July 1, 2007. Since the 4 employee / officers of Granita Media were required to cover operating expenses of Granita Media after July 1, 2007 through equity investments either directly or from third parties, the Company has taken the position that such amount nor any related interest and fees are not owed to the employee. In addition, the Company has substantial rights of offset for unpaid rent with respect to the portion of its Little Falls office occupied by Granita Media after July 1, 2007. During the three month period ended September 30, 2008, Granita Media Inc did not conduct any operations and management is considering all alternatives.

6. COMMITMENTS AND CONTINGENCIES

The Company has a lease obligation for the rental of office space in Little Falls New Jersey until May 31, 2009. The annual obligation under such lease requires rent of $151,862 for the year beginning June 1, 2008 and ending May 31, 2009.

mPhase has entered into various agreements with Georgia Tech Research ("GTRC") and its affiliate, Georgia Tech Applied Research Corporation, ("GTARC"), pursuant to which the Company received technical assistance in developing the commercialization of its Digital Video and Data Delivery System. Inception to date cost for GTRC technical assistance with respect to its research and development activities has totaled $13,539,952. All of such costs were incurred prior to 2005.

Legal Proceedings

On November 9, 2007, Magpie Telecom Insiders, Inc ("Magpie") filed a lawsuit in the Federal District Court in the State of Colorado alleging a breach of contract by mPhase in connection with a Statement of Work dated July 10, 2006 in connection with software supplied by Magpie for mPhase's TV+ solution. The claim alleges the failure of mPhase to make payments amounting to $679,969 under the contract. mPhase believes it has certain affirmative defenses to the claim including deficiencies in the software delivered by Magpie and failure to deliver support services by Magpie. mPhase has counterclaimed against Magpie asserting that the software delivered was not of "carrier class" standards required in the telecommunications industry and that Magpie sold or attempted to sale mPhase common stock received in connection with a modification of the payments due under the Statement of Work in violation of Rule 10b-5 and the Federal Securities Laws. This litigation, at the time of filing was considered to be the culmination of a dispute in the ordinary course of business involving a vendor of mPhase's TV+ solution. It is now considered to involve a significant amount of time and legal expenses to defend as to be material to the Company's TV+ solution and a prime cause of the termination by Comstar/Odessa of its TV+ test in September of 2007. The Company cannot, at this time predict the outcome of this letter but believes it has meritorious defenses and counterclaims against Magpie in this action.

7. SUBSEQUENT EVENTS

Long term convertible debt in the aggregate amount of $369,150 has been converted into 18,979,351 shares of common stock and $450,000 has been received from repayment of notes receivable.

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

RESULTS OF OPERATIONS

OVERVIEW

mPhase, a New Jersey corporation, founded in 1996 is a publicly-held company with over 19,000 shareholders and approximately 539 million shares of common stock outstanding. The Company's common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. We are headquartered in Norwalk, Connecticut with offices in Little Falls, NJ. mPhase shares common office space with Microphase Corporation, a privately held company. Microphase is a leader in the field of radio frequency and filtering technologies within the defense and telecommunications industry. It has been in operation for over 50 years and supports mPhase with both engineering and administrative and financial resources as needed.

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

Description of Operations

Microfluidics, MEMS, and Nanotechnology
In February of 2004, mPhase entered the business of developing new products based on materials whose properties and behavior are controlled at the micrometer and nanometer scales. (For reference, a micrometer or micron is equal one millionth (10 -6 ) of a meter and a nanometer is one billionth (10 -9 ) of a meter – the scale of atoms and molecules. A human hair is approximately 50 microns in diameter, or 50,000 nanometers thick.) The Company has expertise and capabilities in microfluidics, microelectromechanical systems (MEMS), and nanotechnology. Microfluidics refers to the behavior, precise control and manipulation of fluids that are geometrically constrained to a small, typically micrometer scale. MEMS is the integration of mechanical elements, sensors, actuators, and electronics on a common silicon substrate through microfabrication technology. Nanotechnology is the creation of functional materials, devices and systems through control of matter (atoms and molecules) on the nanometer length scale (1-100 nanometers), and exploitation of novel phenomena and properties (physical, chemical, biological, mechanical, electrical) at that length scale. In its Smart NanoBattery, mPhase exploits the physical phenomenon of electrowetting by which a voltage is used to change the wetting properties of a liquid/solid interface at the nanometer scale. Consider water as the liquid. Through electrowetting, mPhase can change a surface from what is referred to as a hydrophobic ("water fearing") state to a hydrophilic ("water loving") state. In the hydrophobic state, the water beads up or is repelled by the surface. In the hydrophillc state, the water spreads out or is absorbed by the surface. The ability to electronically control the wetting characteristics of a surface at the nanometer scale forms the basis of mPhase's nanotechnology operations and intellectual property portfolio.

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

History of Nanotechnology Operations

Smart NanoBattery

mPhase Technologies along with Bell Labs, jointly conducted research from February 2004 through April of 2007 that demonstratedcontrol and manipulation of fluids on superhydrophobic and superlyophobic surfaces to create a new type of battery or energy storagedevice with power management features obtained by controlling the wetting behavior of a liquid electrolyte on a solid surface. The scientific research conducted set the ground work for continued development of the Smart NanoBattery and formed a path to commercialization of the technology for a broad range of market opportunities. During 2005 and 2006, the battery team tested modifications and enhancements to the internal design of the battery to optimize its power and energy density characteristics, as well as making engineering improvements that were essential in moving the battery from a zinc-based chemistry to a commercial lithium-based chemistry that can be manufactured on a large scale. The Company began its efforts by entering into a $1.2 million 12 month Development Agreement with the Bell Labs division of Alcatel/Lucent for exploratory research of control and manipulation of fluids on superhydrophobic surfaces to create power cells ( batteries) by controlling wetting behavior of an electrolyte on nanostructured electrode surfaces. The goal was to develop a major breakthrough in battery technology creating batteries with longer shelf lives as the result of no direct electrode contact (meaning no power drain prior to activation). The Company extended its development effort twice for an additional 2 year ending in March of 2007 and for two additional periods thereafter through July 31, 2007. During this time, the technical focus shifted from trying to separate the liquid electrolyte from nanostructured electrodes to developing a nanostructured membrane that could physically separate the liquid electrolyte from the solid electrodes.

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

Also in July of 2007, mPhase formed a new wholly-owned subsidiary, Always Ready, Inc., to focus on the development of its nanotechnology products. The Company has used this subsidiary as a division of the Company in order to develop increasing brand recognition of its battery product. The Company decided in September of 2007 to transfer its development work out of Bell Labs (Alcatel/Lucent) in order to broaden its nanotechnology product commercialization efforts. In terms of the battery, Bell Labs was no longer sufficient because they had no in-house means to handle lithium chemistry. mPhase/AlwaysReady continued to work with Rutgers ESRG which could work with lithium, but also engaged in work with other companies to supply essential components, fabricate prototypes, and plan manufacturing approaches. These companies included a well-respected silicon foundry and battery manufacturer.

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

In March of 2008, mPhase announced that it had been invited to submit a proposal for a Phase II STTR grant, based upon the successful work it had performed on the Phase I grant to develop a version of the Smart NanoBattey referred to as the multi-cell, micro-array reserve battery for a critical U.S. Army memory backup application. The Phase II grant in the gross amount of $750,000 (net $500,000) was granted to the Company in the middle of September of 2008 .In March of 2008, the Company also announced the successful transfer to a commercial foundry of certain processes critical to the manufacturing of its Smart NanoBattery. This will enable fabrication of the porous membranes for the multi-cell, micro-array reserve battery mentioned above. The Company successfully manufactured nanostructured membranes at the foundry that are essential to commercial production of the battery. By achieving a series of delayed activations, the shelf-life and continuous run-time of such battery is increased to a period of time in excess of twenty years. In April of 2008, the Company announced that it had successfully activated it's first Smart NanoBattery prototype by electrowetting using a hard-wired configuration and a remotely-activated device. Remote activation plays a key role in providing power to wireless sensors systems and RFID tags.

Also, in April of 2008, the Company announced that it had successfully produced its first lithium-based reserve battery with a soft or pouchpackage and breakable separator (in place of the electrowettable membrane) that relies on mechanical rather than electrical activation to provide Power On Command™. The Company believes that it is a significant milestone in moving from a low energy density zinc-based battery to a higher energy density lithium-based battery towards proving that the Smart NanoBattery will eventually be economically and commercially viable.

Magnetometer

In March of 2005, the Company entered into a second Development Agreement for 12 months at a cost of $1.2 million with the Bell Labs to develop MEMS-based ultrasensitive magnetic sensor devices, also known as magnetometers, that could be used in military and commercial electronics ( e.g., cell phones) for determining location, as well as in portable security and metal detection applications. The agreement was renewed in April of 2006 for another 12 months. Although proven to work in the lab, the magnetometer technology could not be scaled up as quickly and as cost effectively as the battery. The project was shelved in September 2007 so that all technical resources could be allocated to the battery project.

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

FINANCIAL OVERVIEW

Revenues. Prior to June 30, 2007 period all material revenues had been generated from sales of component products related to its telecommunication business. Operations from this business line have been suspended pending a review of strategic alternatives. It is unclear weather any future revenue will be derived from this business segment. Since July 1,2007 and inclusive of the most current quarter, revenue has primarily been attributable to testing arrangements involving its nanotechnology products

Cost of revenues. Historically, the costs necessary to generate revenues from the sale of POTS Splitter Shelves and other related DSL component products include direct material, labor and manufacturing. mPhase paid these costs to Janifast Ltd., which has facilities in the People's Republic of China and is owned by and managed by certain senior executives of the Company. The cost of revenues also includes certain royalties paid to Microphase Corporation, a privately held corporation organized in 1955, which shares certain common management with the Company and is majority-owned by a director of mPhase.

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

Non-Cash compensation charges. The Company makes extensive use of stock, stock options and warrants as a form of compensation to employees, directors and outside consultants. We incurred non-cash compensation charges totaling $68,226,018 from inception (October 2, 1996) through September 30, 2008.

Other Income (Expense). Included in Other Expense are non recurring items related to the change in the value of derivative securities and amortization as related debt discount. Such amounts will fluctuate significantly and should not be considered as recurring or in any way indicative of operating results. In addition, it has been the company's policy to record as an expense the cost of re-pricing securities (Reparation Cost) to raise capital.

Cumulative losses, net worth and capital needs

The Company has incurred cumulative development stage losses of $179,019,338 and negative cash flow from operations of $80,235,740. The auditors report for the fiscal year ended June 30, 2008 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". As of September 30, 2008, the Company had a negative net worth of ($2,938,612) compared to a negative net worth of ($2,804,853) as of June 30, 2008 as a result of continuing net losses. The Company has a Securities Purchase Agreement with Golden Gate Investors and related entities (total facility of $8 million) that should enable the Company to raise significant working capital for the next fiscal year. Draws under this facility in the current fiscal quarter ended Sept, 30, 2008 amounted to $700,000 (accounted for as a pay-down of notes receivable). In addition, the Company has a similar $1.0 million facility with JMJ Financial with draws anticipated to be available in November 2008. While the Company believes these facilities will fund short term capital needs it may from time to time need to supplement such funding.. In the longer term, we estimate that the Company will need to raise approximately $1-$1.5 million of additional capital above the funds anticipated from the monthly conversion by Golden Gate Investors and JMJ, to meet longer term liquidity needs through June 30, 2009. Such monies would be necessary primarily to fund future expenditures for commercialization of its SmartBattery products. The Company does not expect to derive any material revenue from its Nanotechnology product development until the third quarter of fiscal year 2009.

THREE MONTHS ENDED September 30, 2008 VS. September 30, 2007

REVENUE

Total revenues were $6,266 for the three months ended September 30, 2008 compared to $34,959 for the three months ended September 30, 2007. Revenues derived in the current quarter was related to billings under a Phase II U.S. Army Grant of $750,000 (net to the Company of $500,000) which began September 2008.

RESEARCH AND DEVELOPMENT

Research and development expenses were $387,676 for the three months ended September 30, 2008 as compared to $1,054,931 during the comparable period in 2007 or a decrease of $667,255. This decreased spending is a result of suspension of activity related to the IPTV product line and reduced operations relative to nanotechnology products, in particular, the decision to concentrate research on the nano-battery .

Subject to available funds, the Company expects to continue its research and development efforts throughout fiscal year 2009. Such research is expected to be concentrated in the field of nanotechnology . The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for both commercial and defense applications.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $6,239,260 for the three months ending September 30, 2008 up from $1,496,784 or an increase of $4,742,476 from the comparable period in 2007. The increase in G&A expense is primarily the result of non-cash charges relating to the issues of common stock and options to employees and consultants which amounted to $5,605,550. Exclusive of this charge, G&A declined $863,074 reflecting the suspension of activity of the IPTV business and the reduction of employees and consultants by more than 60%

OTHER EXPENSE

Included in this category are reparation cost of $216, 689 and $226,118 for the quarters ended September 30, 2008 and 2007 respectively. Included in the current quarter are cost associated with convertible debt which includes a non cash credit for the change in derivative value of $899,898 offset by amortization of debt discount cost of $779,317.

NET LOSS

The Company recorded a net loss of $6,750,998 for the three months ended September 30, 2008 as compared to a loss of $2,786,266 for the three months ended September 30, 2007. This represents a loss per common share of $.02 and $.01 for the three month periods ended September 30, 2008 and 2007 respectively. The increase in net loss is attributable to non-cash compensation to officers, employees and consultants offset in part by a scale down of activities in both the IPTV and Nanotechnology business lines.

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

MATERIAL RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase's President, Chief Operating Officer and Chairman of the Board of the Company are also officers of Microphase and mPhase's President and Chairman of the Board are shareholders of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services has been $5,000 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis. During the three months ended September 30, 2007 and 2008 and from inception (October 2, 1996), $59,054, $12,644 and $9,156,238 respectively, have been charged to expense.

As a result of the foregoing transactions as of September 30, 2008, the Company had a $40,650 payable to Microphase.

JANIFAST LTD.

The Company purchases products and incurs certain research and development expenses with Janifast Ltd., which is owned by U.S. Janifast Holdings, Ltd., a company in which three directors of mPhase are significant shareholders and one is an officer, in connection with the manufacturing of POTS Splitter shelves and component products including cards and filters sold by the Company.

During the three months ended September 30, 2007 and 2008 and the period from inception (October 2, 1996), $0, $0_and $16,031,811 respectively, have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company On Sept.30, 2008, Mr. Biderman's affiliated firm of Palladium Capital Advisors was owed unpaid finders fees in the amount of $150,000. During the three months ended September 30, 2008 finders fees in the amount of $20,000 were recorded and paid.

Transactions with Officers

At various points during the current quarter and at various points during the past fiscal year the Messrs, Durando, Dotoli and Smiley provided bridge loans to the Company, evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand. In addition, during the current quarter, the Company issued to employees and consultants a total of 61,700,000 shares of common stock and 104,650,000, 5 year options to purchase Company stock at 5 cents per share.

Total compensation (including the value of stock awards) to related parties and payables to officers are summarized below.

Summary of compensation to related parties for the three months ended September 30, 2008

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$98,400	$70,500	$50,000			$218,900
Interest			$4,291			$4,291
Rent					$9,000	$9,000
R&D					$3,644	$3,644
Finders Fees				$20,000		$20,000
Stock based compensation (shares issued)*	$1,215,000	$720,000	$450,000	$180,000		$2,565,000
Stock based compensation (options issued)	$1,350,000	$810,000	$486,000	$54,000		$2,700,000
Total compensation	$2,663,400	$1,600,500	$990,291	$254,000	$12,644	$5,520,835

Common stock issued*	27,000,000	16,000,000	10,000,000	4,000,000		57,000,000
Options issued (5years @5 cents)	50,000,000	30,000,000	18,000,000	2,000,000		100,000,000

Summary of compensation to related parties for the three months ended September 30, 2007

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$98,400	$70,500	$50,000			$218,900
Interest	$2,550	$350	$6,950			$9,850
Rent					$9,000	$9,000
R&D					$50,054	$50,054
Finders Fees						$0
Stock based compensation (shares issued)						$0
Stock based compensation (options issued)						$0
Total compensation	$100,950	$70,850	$56,950	$0	$59,054	$68,904

Summary of payables to realted parties as of September 30,2008

	Durando	Dotoli	Smiley	Microphase	Janifast	Total
Notes payable		$8,000	$216,538			$224,538
Deferred Compensation	$278,000	$323,500				$601,500
Due to Officers / Affiliates	$295,890	$88,756		$40,650	($19,336)	$405,960
Interest Payable			$23,043			$23,043
Total Payable to Officers	$573,890	$420,256	$239,581	$40,650	($19,336)	$1,255,041

*Shares issued to officers are pursuant to agreements dated August 8, 2008 between the Company and the Messrs Durando, Dotoli and Smiley. The agreements state that the stock granted may not be sold until the earlier of two (2) years or when the stock price for 60 consecutive days closes at a price of $.25 per share or greater and the average trading volume during such 60 day period is not less than 1,000,000 shares per day.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative development stage losses of $179,019,338, and negative cash flow from operations of $80,235,740. The auditors report for the fiscal year ended June 30, 2008 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". As of September 30, 2008, the Company had a negative net worth of ($2,938,612) compared to a negative net worth of ($2,804,853) as of June 30, 2008 as a result of continuing net losses. The Company has a Securities Purchase Agreement with Golden Gate Investors and related entities (total facility of $8 million) that should enable the Company to raise significant working capital for the next fiscal year. Draws under this facility in the current fiscal quarter ended Sept, 30, 2008 amounted to $700,000 (accounted for as a pay-down of notes receivable). In addition, the Company has a similar $1.0 million facility with JMJ Financial with draws anticipated to be available in November 2008. While the Company believes these facilities will fund short term capital needs it may from time to time need to supplement such funding.. In the longer term, we estimate that the Company will need to raise approximately $1-$1.5 million of additional capital above the funds anticipated from the monthly conversion by Golden Gate Investors and JMJ, to meet longer term liquidity needs through June 30, 2009. Such monies would be necessary primarily to fund future expenditures for commercialization of its SmartBattery products. The Company does not expect to derive any material revenue from its Nanotechnology product development until the third quarter of fiscal year 2009.

MANAGEMENT'S PLANS

The Company has shifted its focus to the development of products using the science of Nanotechnology. The Company does not expect to derive any material revenue from its Nanotechnology product development until the third quarter of fiscal year 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at September 30, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c and of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. The Company is in the process of considering changes in internal controls that improve potential weaknesses as stated in our annual report (10K). However, Mphase Technologies is a small company with a total staff of approximately 10 employees and consultants. This size limits and may continue to limit, our ability to properly segregate duties, provide for adequate backup of financial personnel and financial governance.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES

Private Placements

During the quarter ended September 30, 2008, the Company issued 4,000,000 shares of its common stock at $.05 per share in private placements generating net proceeds of $180,000. Related to this transaction was the issuance of 3,862,000 shares as reparations shares to effect repricing.

Stock Based Compensation

During the three months ended September 30, 2008, the Company issued 5 year options to purchase 104,650,000 shares of common stock at $.05 per share. The value of such options was estimated to be $2,825,900. In addition, 61,750,000 shares of common stock valued at $2,779,650 were issued to employees and consultants. (See note 3)

Conversion of debt securities

During the three months ended September 30, 2008, $615,000 of convertible debt was converted into 16,226,500 shares of Common stock

Long Term Convertible Debentures / Note Receivable / Debt Discount

The Company entered into four separate convertible debt arrangements with independent investors. These transactions are intended to provide liquidity and capital to the Company and are summarized below.

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

Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by the lesser of $.35 per share or 80% of the 3 lowest Volume Weighted Average Prices during a 20 day trading period. At the time of the transaction (December 11, 2007) the derivative value of this security was calculated to be $1,678,471. On June 30, 2008, given the decrease in the stock price, this value had decreased to $322,636 and on September 30,2008 such value was $141,509 creating a non-cash credit to earnings for the quarter ended September 30, 2008 of $181,127. In addition, the transaction resulted in a note discount of $1.5 million which is being amortized as expense over the life of the loan. During the three month period ended Sept 30, 2008, amortization of debt discount amounted to $576,983 reducing the balance to $545,663.

During the first quarter of FYE 2009, $615,000 of such debt was converted into 16,226,500 shares of common stock and the Company received a $500,000 payment under the provisions of the related Note Receivable. Subsequently, through October 31, 2008, an additional $289,000 was converted into 14,152,580 shares and the Company received additional payments of $250,000 of its Note Receivable. The Note Receivable is secured by all the assets of Golden Gate. It should also be noted that the holder has the right to offset unpaid principal amount against the note receivable as well as receive certain compensatory fees in the event of a default.

Arrangement #2

In February 2008, the Company entered into a Convertible Debenture transaction which involved the receipt of $500,000 cash, a note payable of $550,000 and the issuance of 3,250,000 shares of stock valued at $260,000. The relative fair value of the shares was $105,000. The terms of the debenture provide for a 7.5% interest rate, a due date of February 2012 and allow similar conversion privileges equal to 75% of the average of the three lowest prices over a 20 day period. The derivative value of such security was estimated to be $581,428 on the date of issuance. On June 30, 2008, this value had decreased to $142,593 and on September 30,2008 such value was $129,195 creating a non-cash credit to earnings for the quarter ended of $13,398. The cost of the shares issued and related debt discount is being amortized to expense over the life of the debenture. In the event of default under the note payable the holder is entitled to certain compensatory fees. During the three month period ended Sept 30, 2008, amortization of debt discount amounted to $36,738 reducing the balance to $465,345.

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

Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75%- 80% of the 3 lowest Volume Weighted Average Prices during a 20 day trading period. At the time of the transaction the derivative value of this security was calculated to be $2,493,212. On June 30, 2008, given the decrease in the stock price, this value had decreased to $284,922. On September 30, 2008, such value had increased to $378,662 creating a non-cash charge to earnings over the year of $93,740. In addition, the transaction resulted in a note discount which is being amortized as expense over the life of the loan. Draws under the Note Receivable are not anticipated until November 2008 and are collateralized by $1 million of Blue Chip Stocks. In total 2 million shares were issued in connection with the convertible debentures with a relative fair value of $160,000 included in debt discount. During the three month period ended Sept 30, 2008, amortization of debt discount amounted to $132,917 reducing the balance to $1,196,250.

Arrangement #4 (Related to parties in arrangement #1)

On Sept 11, 2008, the Company received proceeds of $200,000 under a Securities Purchase Agreement. This transaction involves three related agreements: 1) A Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $2,000,000 of funds; 2) A Convertible Debenture totaling $2,000,000, with a interest rate of 71/4% and a maturity date of September 30, 2011 and 3) A Secured Note Receivable in the amount of $1,800,000, with a interest rate of 8 1/4% and maturity dates of September 30,2011 due from the same parties who are the holders of the Convertible Debentures. In addition, the holder of the debenture is related to the holder in Arrangement #1.

Conversion of outstanding debentures into common shares is similar to the terms of Arrangement #1. At the time of the transaction (September 11, 2008) the derivative value of this security was calculated to be $1,176,471. On September 30, 2008, given the changes in the stock price, this value had decreased to $377,358 creating a non-cash credit to earnings for the quarter ended September 30, 2008 of $799,113 . During the three month period ended Sept 30, 2008, amortization of debt discount amounted to $32,680 reducing the balance to $1,143,791.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS.	DESCRIPTION.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

REPORTS ON FORM 8K

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.
Dated: November 14, 2008	By:/s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President
Chief Financial Officer and
General Counsel