Form 10-Q
period 2008-12-31
MPHASE TECHNOLOGIES INC
filed 2009-02-13
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTER ENDED December 31, 2008

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

YES ☒          NO ☐

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF FEBRUARY 12, 2009 IS 637,923,540 SHARES, ALL OF ONE CLASS OF $.01 STATED VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION

ITEM 1	Consolidated Balance Sheets June 30, 2008 (Audited) and December 31, 2008 (Unaudited)	3
	Unaudited Consolidated Statements of Operations-Three months ended December 31, 2007 and 2008 and from October 2, 1996 (Date of Inception) to December 31, 2008	4
	Unaudited Consolidated Statements of Operations-Six months ended December 31, 2007 and 2008 and from October 2, 1996 (Date of Inception) to December 31, 2008	5
	Unaudited Consolidated Statement of Changes in Stockholders' Equity (Deficit) Six months ended December 31, 2007 and 2008	6
	Unaudited Consolidated Statement of Cash Flow-Six Months Ended December 31, 2007 and 2008 and from October 2, 1996 (Date of Inception) to December 31, 2008	7

	Notes to Consolidated Financial Statements	8-13

ITEM 2	Management's Discussion and Analysis of Financial Condition and Condition and Results of Operations	14-21

ITEM 3	Quantitative and Qualitative Disclosures about market risk	22

ITEM 4	CONTROLS AND PROCEDURES	22

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 2.	Changes in Securities	23-25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6	Exhibits and Reports on Form 8-K

Signature Page		26

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2008
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$15,533	$921
Accounts receivable	4,000	48,367
Prepaid and other current assets	121,882	31,500

Total Current Assets	141,415	80,788

Property and equipment, net	149,418	44,931
Note receivable	1,950,000	3,800,000
Investment in Sovereign	110,000	110,000

TOTAL ASSETS	$2,350,833	$4,035,719

LIABILITIES AND STOCKHOLDERS'
DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,076,965	$2,151,509
Accrued expenses	388,444	468,835
Due to related parties	1,030,167	1,108,451
Notes payable, related parties	204,038	269,826
Short term notes	240,820	240,820
Convertible debt	54,000	54,000

TOTAL CURRENT LIABILITIES	$3,994,434	$4,293,441

Convertible debt derivative liability - (Note 4)	750,151	2,599,118
Convertible debentures net of discount of $2,953,899 and $3,178,875 on June 30, 2008 and Dec 31, 2008 respectively (Note 4)	411,101	1,835,228
TOTAL LIABILITIES	$5,155,686	$8,727,787

COMMITMENTS AND CONTINGENCIES
(Note 6)

STOCKHOLDERS' DEFICIT
Common stock, par value $.01, 2,000,000,000 shares authorized 440,395,000 and 598,040,300 shares issued and outstanding at June 30, and Dec.31, respectively	4,403,950	5,980,403
Additional paid in capital	165,067,510	170,944,191

Deficit accumulated during development stage	(172,268,340)	(181,608,689)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	($2,804,853)	($4,692,068)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,350,833	$4,035,719

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Date of Inception to Dec 31, 2008
	For the Three Months Ended Dec. 31,
	2007	2008

REVENUES	$60,755	$44,857	$22,613,162

COSTS AND EXPENSES
Cost of Sales	949	0	16,424,692
Research and Development (including non-cash stock related charges of $0, $93,600 and $2,503,719 for three months ended Dec 31,2007, 2008 and inception to date respectively)	285,113	215,620	59,563,804
General and Administrative (including non-cash stock related charges of $207,567, $5,511,950 and $67,844,914 for the three months ended Dec 31, 2007, 2008 and inception to date respectively)	984,671	499,725	116,210,748
Depreciation and Amortization	81,127	12,642	3,296,313

TOTAL COSTS AND EXPENSES	1,351,860	727,987	195,495,557

LOSS FROM OPERATIONS	($1,291,105)	($683,130)	($172,882,395)

OTHER INCOME (EXPENSE) net
Interest (Expense), net	(38,247)	(61,650)	(484,032)
Reparation, Impairment and Other Income (Expense) net	370,067	0	(8,357,019)

Change in Derivative Value and Debt Discount	1,066,224	(1,844,571)	114,757
TOTAL OTHER INCOME (EXPENSE)	$1,398,044	($1,906,221)	($8,726,294)

NET INCOME (LOSS)	$106,939	($2,589,351)	($181,608,689)

LOSS PER COMMON SHARE, basic and diluted	$0.00	($0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	392,557,583	486,056,567

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Date of Inception to Dec 31, 2008
	For the Six Months ended Ended Dec. 31,
	2007	2008

REVENUES	$95,714	$51,123	$22,613,162

COSTS AND EXPENSES
Cost of Sales	949	0	16,424,692

Research and Development (including non-cash stock related charges of $0, $93,600 and
$2,503,719 for six months ended Dec 31,2007, 2008 and inception to date respectively)	1,340,044	603,296	59,563,804

General and Administrative (including non-cash stock related charges of $207,567,	2,481,455	6,738,985	116,210,748
$5,511,950and $67,844,914 for the six months ended Dec 31, 2007, 2008 and inception to date respectively)

Depreciation and Amortization	115,186	26,125	3,296,313

TOTAL COSTS AND EXPENSES	3,937,634	7,368,406	195,495,557

LOSS FROM OPERATIONS	($3,841,920)	($7,317,283)	($172,882,395)

OTHER INCOME (EXPENSE) net Interest (Expense), net	(51,058)	(100,703)	(484,032)
Reparation, Impairment and Other Income (Expense) net	147,427	(198,372)	(8,357,019)

Change in Derivative Value and Debt Discount	1,066,224	(1,723,991)	114,757
TOTAL OTHER INCOME (EXPENSE)	$1,162,593	($2,023,066)	($8,726,294)

NET LOSS	($2,679,327)	($9,340,349)	($181,608,689)

LOSS PER COMMON SHARE, basic and diluted	($0.01)	($0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	290,612,309	519,217,774

The accompanying notes are an integral part of these consolidated financial statements.

mPHASETECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Changes in
Shareholders' Deficit
(Unaudited)

	Shares	$.01 Stated Value	Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Total Shareholders (Deficit) Equity
Balance June 30, 2008	440,395,000	$4,403,950	($7,973)	$165,067,510	($172,268,340)	($2,804,853)
Issuance of commonstockinprivate placements net of offeringcost ($20,000)	4,000,000	$40,000		$140,000		$180,000
Issuance of additional shares effect repricing	3,862,000	$38,620		$178,069		$216,689
Stockoptions/ warrants awarded to employees and investors Stockbased compensation	61,750,000	$617,500		$2,162,150		$2,779,650
Conversionof debt securities	88,033,300	$880,333		$570,562		$1,450,895
Net Loss					($9,340,349)	($9,340,349)
Balance December 31, 2008	$598,040,300	$5,980,403	($7,973)	$170,944,191	($181,608,689)	($4,692,068)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASETECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For Six Months Ended Dec 31, 2007	Dec 31, 2008	October 2, 1996 (Date of Inception) To Dec 31, 2008

Cash Flow From Operating Activities:
Net Loss	($2,679,327)	($9,340,349)	($181,608,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	162,952	104,486	7,386,843
(Gain) loss on debt extinguishments			($772,216)

Non-cash charges relating to issuance of com m on stock, common stock options and warrants	1,579	5,605,550	68,226,018
Reparation charges	256,895	216,689	8,013,251
Derivative Value and Debt Discount charges	(1,066,224)	1,723,991	535,394
Write off of Granita Inventory	496,232		505,910
Other non cash charges including amortization of deferred compensation	414,084		1,015,065
Changes in assets and liabilities:
Accounts receivable	(19)	(44,367)	379,509
Inventories	0		(510,471)
Prepaid expenses and Other current assets	316,582	90,382	49,561
Other			906,535

Accounts payable, Accrued expenses, Deferred revenue	(287,887)	154,934	8,189,494
Due to/from related parties
Microphase / Janifast /Lintel	262,330		5,378,063
Officers and Other	0	144,072	1,579,325
Net cash used in operating activities	($2,122,803)	($1,344,612)	($80,726,408)

Cash Flow from Investing Activities:
Payments related to patents and licensing rights	-		(450,780)
Purchase of fixed assets	(21,627)		(3,279,387)
Investment in Sovereign			(110,000)
Net Cash (used) in investing activities	($21,627)	$0	($3,840,167)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock, exercises warrants and finders fees, net	$598,000	$180,000	82,166,852
Payments of short term notes	(1,640)		(1,281,552)
Advances from Microphase			347,840
Issuance of Convertible Debentures	154,000		154,000
Net Proceeds (Repayment) from notes payable related parties	548,920		174,329

Proceeds under securities purchase agreements (note 4)	500,000	1,150,000	2,500,000
Sale of minority interest in Granita subsidiary	514,000		514,000
Repurchase of treasury stock at cost			(7,973)
Net cash provided by financing activities	$2,313,280	$1,330,000	$84,567,496

Net increase in cash	$168,850	($14,612)	$921
CASH AND CASH EQUIVALENTS, beginning of period	$23,253	$15,533	-
CASH AND CASH EQUIVALENTS, end of period	$192,103	$921	$921

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

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ending December 31, 2008 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2008.

Through, December 31, 2008 the Company had incurred cumulative (a) development stage losses totaling approximately ($181,608,689) (b) stockholders' deficit of ($4,692,068), and (c) negative cash flow from operations equal to ($80,726,408). At, December 31, 2008, the Company had $921 of cash and $48,367 of trade receivables to fund short-term working capital requirements. In addition, the Company relies on the continuation of funding under certain convertible securities agreements (See Note 4) The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

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

LOSS PER COMMON SHARE, BASIC AND DILUTED - The Company accounts for net loss per common share in accordance with the provisions of SFAS No. 128, "EARNINGS PER SHARE" ("EPS"). SFAS No. 128 requires the disclosure of the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS for all periods presented since their affect is anti dilutive. Depending on market conditions, the conversion of options, warrants and convertible debt may have a dilutive effect. On December 31, 2008, such potential conversions would amount to the issuance of approximately 785 million additional shares.

2. SUPPLEMENTAL CASH FLOW INFORMATION

For the six months ended December 31,

	2007	2008

Interest Accrued Unpaid	$10,261	$100,703
Non Cash Investing and Financing Activities:
Assumption of Sovereign note payable	$110,000	_
Stock issued in settlement of accrued expenses	$100,000	_
Conversion of convertible debt	_	$1,450,895

3. RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase's President, Chief Operating Officer and Chairman of the Board of the Company are also officers of Microphase and mPhase's President and Chairman of the Board is a shareholder of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services have been $5,000 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis. During the six months ended December 31, 2007 and 2008 and from inception (October 2, 1996), , and $9,172,555 respectively, have been charged to expense.

As a result of the foregoing transactions as of December 31, 2008 the Company had a payable to Microphase.

JANIFAST LTD.

The Company purchases products and incurs certain research and development expenses with Janifast Ltd., which is owned by U.S. Janifast Holdings, Ltd., a company in which three directors of mPhase are significant shareholders and one is an officer, in connection with the manufacturing of POTS Splitter shelves and component products including cards and filters sold by the Company.

During the six months ended December 31, 2007 and 2008 and the period from inception (October 2, 1996), $0, $0_and $16,031,811 respectively, have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company On December 31, 2008, Mr. Biderman's affiliated firm of Palladium Capital Advisors was owed unpaid finders fees in the amount of $150,000. During the six months ended December 31, 2008 and December 31,2007 finders fees in the amount of $20,000 and $0 respectively were recorded.

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

Total compensation (including the value of stock awards) to related parties and payables to officers are summarized below.

Summary of compensation to related parties for the Six months ended December 31, 2008

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$165,217	$128,500	$93,750			$387,467
Interest			$8,582			$8,582
Rent					$18,000	$18,000
G&A					$10,961	$10,961
Finders Fees				$20,000		$20,000
Stock based compensation (shares issued)*	$1,215,000	$720,000	$450,000	$180,000		$2,565,000
Stock based compensation (options issued)*	$1,350,000	$810,000	$486,000	$54,000		$2,700,000
Total compensation	$2,730,217	$1,658,500	$1,038,332	$254,000	$28,961	$5,710,011

Common stock issued*	27,000,000	16,000,000	10,000,000	4,000,000		57,000,000
Options issued (5years @5 cents)	50,000,000	30,000,000	18,000,000	2,000,000		100,000,000

Summary of compensation to related parties for the Six months ended December 31, 2007

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$196,800	$141,000	$100,000			$437,800
Interest	$13,110	$2,260	$10,410			$25,780
Rent					$30,000	$30,000
R&D					$28,152	$28,152
Reparation, Impairment and Other Income (Expense) net					$22,429	$22,429
Finders Fees						$0
Stock based compensation (shares issued)						$0
Stock based compensation (options issued)						$0
Total compensation	$209,910	$143,260	$110,410	$0	$80,580	$106,360

Summary of payables to related parties as of December 31, 2008

	Durando	Dotoli	Smiley	Microphase	Janifast	Total
Notes payable	$17,000	$23,000	$229,826			$269,826
Deferred Compensation	$278,000	$323,500				$601,500
Due to Officers / Affiliates	$327,707	$114,256		$56,990	($19,336)	$479,617
Interest Payable			$27,334			$27,334
Total Payable to Officers	$622,707	$460,756	$257,160	$56,990	($19,336)	$1,378,277

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

4. EQUITY TRANSACTIONS AND CONVERTIBLE DEBT

Private Placements
During the quarter ended September 30, 2008, the Company issued 4,000,000 shares of its common stock at $.05 per share in private placements generating net proceeds of $180,000. Related to this transaction was the issuance of 3,862,000 shares as reparations shares to effect repricing, costing an estimated $216,689. No Private Placements occurred in the quarter ending December 31, 2008.

Stock Based Compensation
During the three months ended September 30, 2008, the Company issued 5 year options to purchase 104,675,000 shares of common stock at $.05 per share. The value of such options was estimated to be $2,825,900 using the Black Scholes method, a volatility of 78% and an interest free rate of 1.5% . In addition, 61,750,000 shares of common stock valued at $2,779,650 were issued to employees and consultants. (See note 3). No such transactions occurred in the quarter ending December 31, 2008.

Conversion of debt securities
During the six months ended December 31, 2008, $1,450,895 of convertible debt was converted into 88,033,300 shares of common stock .

Long Term Convertible Debentures / Note Receivable / Debt Discount
The Company has entered into five separate convertible debt arrangements with independent investors.

General
The economic substance of convertible debt arrangements entered into beginning December 2007 was to provide the Company with needed liquidity to supplement the private equity markets.

The form of the transaction may involve the following:

  The receipt of cash

  The issuance of a note payable from mPhase.

  The issuance of a note receivable due to mPhase

  A Securities Purchase Agreement

  The note payable contains conversion features which permit the holder to convert debt into equity. Such debt was eligible to be converted into the Company’s common stock immediately, thus requiring the recording of the entire liability upfront. Finally, to encourage conversion, a discount from market value was offered.

  The aggregate amount of notes payable exceeded the amount of cash received. As “Consideration” for this difference the Company took back a secured Note Receivable. Security is generally liquid investments of the investor.

  The note receivable provides a commitment to fund mPhase operations at particular points in time. It was this commitment that required us to record on our books the note payable and the note receivable separately versus netting the balances.

Derivative Value and Debt Discount
It was determined that the value of the note payable to the holder (investor) was primarily due to the favorable conversion features of the note. In accordance with SFAS 133, the conversion feature requires the bifurcation of the embedded derivative from the host document and separate reporting of the embedded conversion feature at fair value determined by a Black-Scholes calculation. The value of the agreement includes the conversion feature and the variable amount of shares that may be converted at any particular point in time. As such and under GAAP, our Balance Sheet reflects the value of the embedded conversion feature as Derivative Value and the corresponding contra account to Notes Payable called Debt Discount.

At the end of every quarter the fair value of Derivative Securities is reviewed and adjustments made accordingly. The volatility of the stock price, the amount and variable number of shares involved and the low price of our stock has caused this value to fluctuate significantly. In addition, the debt discount is adjusted for any conversions and amortized over the remaining life of the loan.

A summary of our arrangement is as follows:
Arrangement #1 (Golden Gate Investors)
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

Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by the lesser of $.35 per share or 80% of the 3 lowest Volume Weighted Average Prices during the 20 day trading period prior to conversion. At the time of the transaction (December 11, 2007) the derivative value of the conversion feature was calculated to be $1,678,471. On June 30, 2008, given the decrease in the stock price, this value had decreased to $322,636 and on December 31, 2008 such value was $119,091, creating a non-cash credit to earnings for the six month period ending December 31, 2008 of $203,545. In addition, the transaction resulted in a note discount of $1.5 million which is being amortized as expense over the life of the loan. During the six month period ended December 31, 2008, amortization of debt discount amounted to $954,024. During the first six months of FYE 2009, $1,103,000 of such debt was converted into shares of common stock and the Company received a total of $950,000 under the provisions of the related Note Receivable. Subsequently, through January 31, 2009, the remaining $262,000 of debt was converted into 23,938,164 shares. The Note Receivable (which has been fully paid as of December 31, 2008) was secured by all the assets of Golden Gate.

Arrangement #2 ( St.George Investments LLC)
In February 2008, the Company entered into a Convertible Debenture transaction which involved the receipt of $500,000 cash, a note payable of $550,000 and the issuance of 3,250,000 shares of stock. The relative fair value of the shares was $105,000. The terms of the debenture provide for a 7.5% interest rate, a due date of February 2012 and conversion privileges equal to 75% of the average of the three lowest prices over the 20 day period prior to conversion. The derivative value of the embedded conversion feature was estimated to be $581,428 on the date of issuance. On June 30, 2008, the derivative value was $142,593 and on December 31, 2008 such value was $170,047, creating a non-cash charge to earnings for the six month period of $27,454. The cost of the shares issued and related debt discount is being amortized to expense over the life of the debenture. In the event of default under the note payable the holder is entitled to certain compensatory fees. During the six month period ended December 31, 2008, amortization of debt discount amounted to $208,721.

During the first six months of FYE 2009, $175,897 of such debt was converted into 17,094,382 shares of common stock. Subsequently, through January 31, 2009, an additional $102,500 of debt was converted into 10,000,000 shares.

Arrangement #3 (JMJ Financial)
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

Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 70%- 75% of the 3 lowest Volume Weighted Average Prices during the 20 day trading period prior to conversion. The foregoing reflects the amendment of December 31, 2008 from the original conversion rates of 75%- 80%. During the first six months of FYE 2009, $172,000 of such debt was converted into 20,508,323 shares of common stock.

At the time of the transaction the embedded conversion feature of this security was calculated to be $2,493,212. On June 30, 2008, this value had decreased to $284,922. On December 31, 2008, such value had increased to $778,667, creating a non-cash charge to earnings for the six month period of $493,745. In addition, the transaction resulted in a note discount which is being amortized as expense over the life of the loan. During the six month period ended December 31, 2008, amortization of debt discount amounted to $380,252.

No additional draws under the Note Receivable were made as of December 31, 2008. The Note Receivable is collateralized by $1 million of Blue Chip Stocks. Subsequently, in January 2009, $200,000 of cash was received, and $125,000 of debt was converted into 14,404,763 shares of common stock.

Arrangement #3A (JMJ Financial Inc)
On December 31, 2008, the Company entered into a second agreement with JMJ Financial. This transaction involves; 1) A Convertible Debenture in the amount of $1.1 million, with a one time interest factor of 12% and a maturity date of December 31, 2011 and 2) A Secured Note Receivable in the amount of $1.0 million, with a one time interest factor of 13.2 % and maturity date of December 31, 2012 due from the same parties who are the holders of the Convertible Debentures. No cash was exchange relative to this agreement.

Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the 3 lowest Volume Weighted Average Prices during the 20 day trading period prior to conversion. As of December 31, 2008 the embedded conversion feature of such security was $622,222 and the debt discount valued at $722,222.

Arrangement #4 (LaJolla Cove Investors Inc,)
On Sept 11, 2008, the Company received proceeds of $200,000 under a Securities Purchase Agreement. This transaction involves three related agreements: 1) A Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $2,000,000 of funds; 2) A Convertible Debenture totaling $2,000,000, with an interest rate of 7 1/4% and a maturity date of September 30, 2011 and 3) A Secured Note Receivable in the amount of $1,800,000, with an interest rate of 8 1/4% and maturity dates of September 30, 2011 due from the same parties who are the holders of the Convertible Debentures. In addition, the holder of the debenture is related to the holder in Arrangement #1.

Conversion of outstanding debentures into common shares is similar to the terms of Arrangement #1. At the time of the transaction (September 11, 2008) the embedded conversion feature of this security was calculated to be $1,176,471. On December 31, 2008, this value had decreased to $909,091, creating a non-cash credit to earnings for the six month period December 31, 2008 of $267,380. During the six month period ended December 31, 2008, amortization of debt discount amounted to $130,719 .

5. GRANITA MEDIA

Effective July 1, 2007, the Company formed Granita Media, Inc. to separate its IPTV business and facilitate the raising of capital. Pursuant to an arrangement with 4 employees of mPhase, such employees were terminated from mPhase as of July 1, 2007 and became employees of Granita Media, Inc and invested solely in the common stock of Granita Media, Inc. Under the arrangement, each of the 4 employees was required to invest $125,000 in exchange for an aggregate 2% equity interest in Granitia Media, Inc with mPhase continuing to own 98% of the Company. The 4 employees contributed a total of $339,000 of the total $500,000 equity investment required from them and raised from third party investors another $175,000 for a total of $514,000. Granita Media has 19,000,000 shares of common stock outstanding of which 18,000,000 was owned by mPhase Technology and 1,000,000 is being held for issuance to the 4 employees and the third party investors pending an agreement among such persons of the allocation of such shares.

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

During the six month period ended December 31, 2008, Granita Media Inc did not conduct any operations and management is considering all alternatives.

6. COMMITMENTS AND CONTINGENCIES

The Company has a lease obligation for the rental of office space in Little Falls New Jersey until May 31, 2009. The annual obligation under such lease requires rent of $151,862 for the year beginning June 1, 2008 and ending May 31, 2009.

mPhase has entered into various agreements with Georgia Tech Research ("GTRC") and its affiliate, Georgia Tech Applied Research Corporation, ("GTARC"), pursuant to which the Company received technical assistance in developing the commercialization of its Digital Video and Data Delivery System. Cost incurred by the Company for GTRC technical assistance with respect to its research and development activities has totaled $13,539,952 from the period from inception through September 30, 2008, all of which was incurred prior to 2005.

Legal Proceedings

On November 9, 2007, Magpie Telecom Insiders, Inc ("Magpie") filed a lawsuit in the Federal District Court in the State of Colorado alleging a breach of contract by mPhase in connection with a Statement of Work dated July 10, 2006 in connection with software supplied by Magpie for mPhase's TV+ solution. The claim alleges the failure of mPhase to make payments amounting to $679,969 under the contract. mPhase believes it has certain affirmative defenses to the claim including deficiencies in the software delivered by Magpie and failure to deliver support services by Magpie. mPhase has counterclaimed against Magpie asserting that the software delivered was not of "carrier class" standards required in the telecommunications industry and that Magpie sold or attempted to sale mPhase common stock received in connection with a modification of the payments due under the Statement of Work in violation of Rule 10b-5 and the Federal Securities Laws. This litigation, at the time of filing was considered to be the culmination of a dispute in the ordinary course of business involving a vendor of mPhase's TV+ solution, it is now considered to involve a significant amount of time and legal expenses to defend as to be material to the Company's TV+ solution and a prime cause of the termination by Comstar/Odessa of its TV+ test in September of 2007. The Company cannot, at this time predict the outcome of this matter but believes it has meritorious defenses and counterclaims against Magpie in this action.

7. SUBSEQUENT EVENTS

Long term convertible debt in the aggregate amount of $349,400 has been converted into 36,009,919 shares of common stock and $200,000 has been received from repayment of notes receivable. In addition, the Company received $100,000 in exchange for approximately 10,000,000 shares of common stock in a private placement.

A dispute has arisen between the Company and Golden Gate Investors (Note 4) whereby Golden Gate has given the Company written notice of an alleged Event of Default under the Securities Purchase Agreement and First Convertible Debenture each dated as of December 11, 2008 has occurred as a result of the Company’s withholding delivery of stock upon the conversion of the remaining $252,000 principal balance of the First Convertible Debenture. The Company has responded by written notice to Golden Gate denying such alleged Event of Default owing to the failure of Golden Gate to simultaneously fund $500,000 under the Second Convertible Debenture due upon conversion of the principal amount of the First Convertible Debenture below $250,000. The parties are currently in discussions in an attempt to resolve such dispute without legal action.

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

RESULTS OF OPERATIONS

OVERVIEW

mPhase, a New Jersey corporation, founded in 1996 is a publicly-held company with over 19,000 shareholders and approximately 600 million shares of common stock outstanding. The Company's common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. We are headquartered in Norwalk, Connecticut with offices in Little Falls, NJ. mPhase shares common office space with Microphase Corporation, a privately held company. Microphase is a leader in the field of radio frequency and filtering technologies within the defense and telecommunications industry. It has been in operation for over 50 years and supports mPhase with both engineering and administrative and financial resources as needed.

mPhase is a development company specializing in microfluidics, microelectromechanical systems (MEMS) and nanotechnology. Through its wholly owned subsidiary AlwaysReady, Inc., mPhase is commercializing its first nanotechnology-enabled product for military and commercial applications - The Smart NanoBattery providing Power On Command™. The new well-patented battery technology, based on the phenomenon of electrowetting, offers a unique way to store energy and manage power. Features of the Smart NanoBattery include: potentially infinite shelf life, environmentally friendly design, fast ramp to power, programmable control, and direct integration with microelectronic devices.

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

Description of Operations

Microfluidics, MEMS, and Nanotechnology

In February of 2004, mPhase entered the business of developing new products based on materials whose properties and behavior are controlled at the micrometer and nanometer scales. (For reference, a micrometer or micron is equal to one millionth (10 -6 ) of a meter and a nanometer is one billionth (10 -9 ) of a meter – the scale of atoms and molecules. A human hair is approximately 50 microns in diameter, or 50,000 nanometers thick.) The Company has expertise and capabilities in microfluidics, microelectromechanical systems (MEMS), and nanotechnology. Microfluidics refers to the behavior, precise control and manipulation of fluids that are geometrically constrained to a small, typically micrometer scale.

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

In the Smart NanoBattery application, mPhase uses electrowetting as a new technique to activate or literally "turn on" a battery once it is ready to be used for the first time. At the heart of the Smart NanoBattery is a porous, nanostructured superhydrophic or superlyophobic membrane designed and fabricated by mPhase. The so-called superhydrophobic membrane applies to water and the superlyophobic membrane applies to nonaqueous or organic liquids such as ethanol or mineral oil. The difference between the two membrane types lies in the nanoscale architecture at the surface. By virtue of its superhydrophobic or superlyophobic character, the membrane, although porous, is able to physically separate the liquid electrolyte from the solid electrodes so that the battery remains dormant or inactive, thus providing no voltage, or current until called upon. This electrolyte-electrode separation gives the battery the feature of potentially unlimited shelf life and the benefit of being always ready when needed, which is not necessarily the case for conventional batteries. Electrowetting alters the liquid/membrane interface so that the liquid is now able to flow over the membrane's surface and rapidly move through the pores where it is able to contact the solid electrode materials located on the other side of the membrane.

mPhase uses MEMS to precisely control the machining of silicon-based materials at the micrometer and nanometer scales. This ability has led to the Company's proprietary membrane design that controls the wetting and movement of liquids on a solid surface. mPhase uses microfluidics to control the flow of liquid electrolyte through the porous membrane and is also the basis for other possible applications such as self-cleaning surfaces, filtration and separation and liquid delivery systems.

History of Nanotechnology Operations

Smart NanoBattery

mPhase Technologies along with Bell Labs, jointly conducted research from February 2004 through April of 2007 that demonstrated control and manipulation of fluids on superhydrophobic and superlyophobic surfaces to create a new type of battery or energy storage device with power management features obtained by controlling the wetting behavior of a liquid electrolyte on a solid surface. The scientific research conducted set the ground work for continued development of the Smart NanoBattery and formed a path to commercialization of the technology for a broad range of market opportunities. During 2005 and 2006, the battery team tested modifications and enhancements to the internal design of the battery to optimize its power and energy density characteristics, as well as making engineering improvements that were essential in moving the battery from a zinc-based chemistry to a commercial lithium-based chemistry that can be manufactured on a large scale. The Company began its efforts by entering into a $1.2 million 12 month Development Agreement with the Bell Labs division of Alcatel/Lucent for exploratory research of control and manipulation of fluids on superhydrophobic surfaces to create power cells ( batteries) by controlling wetting behavior of an electrolyte on nanostructured electrode surfaces. The goal was to develop a major breakthrough in battery technology creating batteries with longer shelf lives as the result of no direct electrode contact (meaning no power drain prior to activation). The Company extended its development effort twice for an additional 2 years ending in March of 2007 and for two additional periods thereafter through July 31, 2007. During this time, the technical focus shifted from trying to separate the liquid electrolyte from nanostructured electrodes to developing a nanostructured membrane that could physically separate the liquid electrolyte from the solid electrodes.

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

In March of 2008, mPhase announced that it had been invited to submit a proposal for a Phase II STTR grant, based upon the successful work it had performed on the Phase I grant to develop a version of the Smart NanoBattey referred to as the multi-cell, micro-array reserve battery for a critical U.S. Army memory backup application. The Phase II grant in the gross amount of $750,000 (net $500,000) was granted to the Company in the middle of September of 2008. In March of 2008, the Company also announced the successful transfer to a commercial foundry of certain processes critical to the manufacturing of its Smart NanoBattery. This will enable fabrication of the porous membranes for the multi-cell, micro-array reserve battery mentioned above. The Company successfully manufactured nanostructured membranes at the foundry that are essential to commercial production of the battery. By achieving a series of delayed activations, the shelf-life and continuous run-time of such battery is increased to a period of time in excess of twenty years. In April of 2008, the Company announced that it had successfully activated its first Smart NanoBattery prototype by electrowetting using a hard-wired configuration and a remotely-activated device. Remote activation plays a key role in providing power to wireless sensors systems and RFID tags.

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

FINANCIAL OVERVIEW

Revenues. Prior to the June 30, 2007 period, all material revenue had been generated from sales of component products related to its telecommunication business. Operations from this business line have been suspended pending a review of strategic alternatives. It is unclear whether any future revenue will be derived from this business segment. Since July 1,2007 and inclusive of the most current quarter, revenue has primarily been attributable to testing arrangements involving its nanotechnology products

Cost of revenues. Historically, the costs necessary to generate revenues from the sale of POTS Splitter Shelves and other related DSL component products include direct material, labor and manufacturing. mPhase paid these costs to Janifast Ltd., which has facilities in the People's Republic of China and is owned by and managed by certain senior executives of the Company. The cost of revenues also includes certain royalties paid to Microphase Corporation, a privately held corporation organized in 1955, which shares certain common management with the Company and is majority-owned by a director of mPhase.

Research and development. Research and development expenses have consisted principally of direct labor and payments made to Microphase, Lucent and other third party vendors involved in the development of the TV+ IPTV solution and nanotechnology products. All research and development costs are expensed as incurred. The Company has shifted its commercial development of its nanotechnology battery products from Lucent Technologies to certain foundries capable of providing critical out sourcing assistance.

General and administrative. General and administrative expenses consist primarily of salaries and related expenses for personnel engaged, operations, marketing, legal, administrative and accounting related services. Certain administrative activities are outsourced on a monthly fee basis to Microphase and mPhase leases its principal office in Norwalk, Connecticut from Microphase.

Non-Cash compensation charges. The Company makes extensive use of stock, stock options and warrants as a form of compensation to employees, directors and outside consultants. We incurred non-cash compensation charges totaling 68,226,018 from inception (October 2, 1996) through December 31, 2008.

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

Cumulative losses, net worth and capital needs

The Company has incurred cumulative development stage losses of ($181,608,689) and negative cash flow from operations of ($80,726,408). The auditors report for the fiscal year ended June 30, 2008 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". As of December 31, 2008, the Company had a negative net worth of ($4,692,068) compared to a negative net worth of ($2,804,853) as of June 30, 2008 as a result of continuing net losses. The Company has a Securities Purchase Agreement with several investors (see note #4 re: convertible debt) which potentially allows the Company access to additional funding of approximately $8.0 million Such facilities should enable the Company to raise significant working capital for the next fiscal year. Draws under these arrangements for the six months December 31, 2008 amounted to $1,150,000 (accounted for as a pay-down of notes receivable). On December 31, 2008 modifications to our arrangement with JMJ Financial resulted in $200,000 of additional working capital received in January 2009. While the Company believes these facilities will fund short term capital needs it may from time to time need to supplement such funding. In the longer term, we estimate that the Company may need to raise approximately $1-$1.5 million of additional capital above the funds anticipated from the note receivable. Such monies would be necessary primarily to fund future expenditures for commercialization of its SmartBattery products. The Company does not expect to derive any material revenue from its Nanotechnology product development until the fourth quarter of fiscal year 2009.

THREE MONTHS ENDED December 31, 2008 VS December 31, 2007

REVENUE

Total revenues were $44,857 for the three months ended December 31, 2008 compared to $60,755 for the three months ended December 31, 2007. Revenues derived in the current quarter related to billings under a Phase II U.S. Army Grant of $750,000 (net to the Company of $500,000) which began September 2008.

RESEARCH AND DEVELOPMENT

Research and development expenses were $215,620 for the three months ended December 31, 2008 as compared to$285,113 during the comparable period in 2007 or a decrease of $69,493 This decreased spending is a result of suspension of activity related to the IPTV product line and reduced operations relative to nanotechnology products, in particular, the decision to concentrate research on the nano-battery .

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

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $499,725 for the three months ending December 31, 2008 as compared to$984,671 from the comparable period in 2007. The decrease in G&A expense is primarily the result of the reduction of employees and consultant compensation by more than 50%.

OTHER (EXPENSE) INCOME

Included in the current quarter are cost associated with convertible debt which includes the change in derivative value and amortization of debt discount cost totaling $(1,844,571). In the comparable period of prior year, declines in the value of derivative securities resulting from a decline in stock prices had resulted in income of $1,066,224 .

NET LOSS

The Company recorded a net loss of ($2,589,351) for the three months ended December 31, 2008 as compared to a gain of $106,939 for the three months ended December 31, 2007. This represents a loss per common share of ($0.01) and $0.00 for the three month periods ended December 31, 2008 and 2007 respectively. This change is primarily attributable to increased cost related to the value of derivative securities offset in part by the suspension in development of the Company’s IPTV product, as well as a scale down of activities related to Nanotechnology business lines by focusing exclusively on its battery product line.

SIX MONTHS ENDED December 31, 2008 VS December 31, 2007

REVENUE

Total revenues were $51,123 for the six months ended December 31, 2008, compared to $95,714 for the six months ended December 31, 2007. Revenue for the most recent quarter is exclusively associated with a Phase II Grant from the U.S. Army for developing a standby or backup battery for electronics based upon the technology of its nanotechnology battery. In the prior year revenue was related to nanotechnology research projects that have expired.

RESEARCH AND DEVELOPMENT

Research and development expenses were $ 603,296 for the six months ended December 31, 2008, as compared to $ 1,340,044 during the comparable period in 2007, or a decrease of $736,748 . During the most recent period the Company had incurred most of its research and development expenses with strategic vendors such as Porsche Design Studio in connection with the development of an emergency flashlight using the Company’s SmartNanoBattery product for both commercial and military applications. The overall reduction in expense from the prior period is primarily a result of suspension of activity of its IPTV product line as well as scaled down operations and compensation associated with the Nanotechnology.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative expenses were $6,738,985 for the six months ended December 31, 2008, increasing from $2,481,455 , or a $4,257,530 increase from the comparable period in 2007. The increase is primarily due to non-cash charges relating to the issuance of common stock and options to employees and consultants, which amounted to $5,605,550 . This increase is offset in part by a scale down of operations, salary cutbacks and suspension of the IPTV product line.

OTHER INCOME (EXPENSE)

Other Income and (Expense) was $($2,023,066) for the six months ended December 31, 2008, compared to income of $$1,162,593 for the comparable period ended December 31, 2007. This change is primarily due to reduction in changes in the market value of Derivative Securities of $2,790,215 .

NET LOSS

The Company recorded a net loss of ($9,340,349) for the six months ended December 31, 2008, as compared to a loss of ($2,679,327) for the six months ended December 31, 2007. This represents a loss per common share of ($0.02) for the six month period ended December 31, 2008, as compared to a loss per common share of ($0.01) for the six months ending December 31, 2007, based upon weighted average common shares outstanding of 519,217,774 and 290,612,309 respectively. Overall, the increased loss is a result non cash charges related to the issuance of common stock and the increase in cost associated with convertible debt securities. This is offset in part by the scale down of research activities, the suspension of development of the IPTV business segment and a significant reduction in personnel expense.

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

DERIVATIVE LIABILITY

The Company has estimated the value of the derivative liability associated with its convertible debt. Such estimate is based on a Black Scholes calculation at the time the debt was issued. At each reporting period, the value of this liability is marked to market and adjusted accordingly. Such adjustments are included in Other Income (Expense)

STOCK-BASED COMPENSATION

On July 1, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment" (SFAS 123R). SFAS 123R revised SFAS 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The Company adopted FAS 123R using the "modified prospective" method, whereby fair value of all previously-granted employee stock-based arrangements that remained unvested at July 1, 2005 and all grants made on or after July 1, 2005 have been included in the Company's determination of stock-based compensation expense for the six month grants ended December 31, 2008.

MATERIAL RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase's President, Chief Operating Officer and Chairman of the Board of the Company are also officers of Microphase and mPhase's President and Chairman of the Board is a shareholder of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services have been $5,000 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis. During the six months ended December 31, 2007 and 2008 and from inception (October 2, 1996), , and $9,172,555 respectively, have been charged to expense.

As a result of the foregoing transactions as of December 31, 2008 the Company had a payable to Microphase.

JANIFAST LTD.

The Company purchases products and incurs certain research and development expenses with Janifast Ltd., which is owned by U.S. Janifast Holdings, Ltd., a company in which three directors of mPhase are significant shareholders and one is an officer, in connection with the manufacturing of POTS Splitter shelves and component products including cards and filters sold by the Company.

During the six months ended December 31, 2007 and 2008 and the period from inception (October 2, 1996), $0, $0_and $16,031,811 respectively, have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company On December 31, 2008, Mr. Biderman's affiliated firm of Palladium Capital Advisors was owed unpaid finders fees in the amount of $150,000. During the six months ended December 31, 2008 and December 31,2007 finders fees in the amount of $20,000 and $0 respectively were recorded.

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

Total compensation (including the value of stock awards) to related parties and payables to officers are summarized below

Summary of compensation to related parties for the Six months ended December 31, 2008

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$165,217	$128,500	$93,750			$387,467
Interest			$8,582			$8,582
Rent					$18,000	$18,000
G&A					$10,961	$10,961
Finders Fees				$20,000		$20,000
Stock based compensation (shares issued)*	$1,215,000	$720,000	$450,000	$180,000		$2,565,000
Stock based compensation (options issued)*	$1,350,000	$810,000	$486,000	$54,000		$2,700,000
Total compensation	$2,730,217	$1,658,500	$1,038,332	$254,000	$28,961	$5,710,011

Common stock issued*	27,000,000	16,000,000	10,000,000	4,000,000		57,000,000
Options issued (5years @5 cents)	50,000,000	30,000,000	18,000,000	2,000,000		100,000,000

Summary of compensation to related parties for the Six months ended December 31, 2007

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$196,800	$141,000	$100,000			$437,800
Interest	$13,110	$2,260	$10,410			$25,780
Rent					$30,000	$30,000
R&D					$28,152	$28,152
Reparation, Impairment and Other Income (Expense) net					$22,429	$22,429
Finders Fees						$0
Stock based compensation (shares issued)						$0
Stock based compensation (options issued)						$0
Total compensation	$209,910	$143,260	$110,410	$0	$80,580	$106,360

Summary of payables to related parties as of December 31, 2008

	Durando	Dotoli	Smiley	Microphase	Janifast	Total
Notes payable	$17,000	$23,000	$229,826			$269,826
Deferred Compensation	$278,000	$323,500				$601,500
Due to Officers / Affiliates	$327,707	$114,256		$56,990	($19,336)	$479,617
Interest Payable			$27,334			$27,334
Total Payable to Officers	$622,707	$460,756	$257,160	$56,990	($19,336)	$1,378,277

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative development stage losses of ($181,608,689) and negative cash flow from operations of ($80,726,408). The auditors report for the fiscal year ended June 30, 2008 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". As of December 31, 2008, the Company had a negative net worth of ($4,692,068) compared to a negative net worth of ($2,804,853) as of June 30, 2008 as a result of continuing net losses. The Company has a Securities Purchase Agreement with several investors (see note #4 re: convertible debt) which potentially allows the Company access to additional funding of approximately $8.0 million Such facilities should enable the Company to raise significant working capital for the next fiscal year. Draws under these arrangements for the six months December 31, 2008 amounted to $1,150,000 (accounted for as a pay-down of notes receivable). On December 31, 2008 modifications to our arrangement with JMJ Financial resulted in $200,000 of additional working capital received in January 2009. While the Company believes these facilities will fund short term capital needs it may from time to time need to supplement such funding. In the longer term, we estimate that the Company may need to raise approximately $1-$1.5 million of additional capital above the funds anticipated from the note receivable. Such monies would be necessary primarily to fund future expenditures for commercialization of its SmartBattery products. The Company does not expect to derive any material revenue from its Nanotechnology product development until the fourth quarter of fiscal year 2009.

MANAGEMENT'S PLANS

The Company has shifted its focus to the development of products using the science of Nanotechnology. The Company does not expect to derive any material revenue from its Nanotechnology product development until the fourth quarter of fiscal year 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at December 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c and of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. The Company is in the process of considering changes in internal controls that improve potential weaknesses as stated in our annual report (10K). However, Mphase Technologies is a small company with a total staff of approximately 10 employees and consultants. This size limits and may continue to limit, our ability to properly segregate duties, provide for adequate backup of financial personnel and financial governance.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 9, 2007, Magpie Telecom Insiders, Inc ("Magpie") filed a lawsuit in the Federal District Court in the State of Colorado alleging a breach of contract by mPhase in connection with a Statement of Work dated July 10, 2006 in connection with software supplied by Magpie for mPhase's TV+ solution. The claim alleges the failure of mPhase to make payments amounting to $679,969 under the contract. mPhase believes it has certain affirmative defenses to the claim including deficiencies in the software delivered by Magpie and failure to deliver support services by Magpie. mPhase has counterclaimed against Magpie asserting that the software delivered was not of "carrier class" standards required in the telecommunications industry and that Magpie sold or attempted to sell mPhase common stock received in connection with a modification of the payments due under the Statement of Work in violation of Rule 10b-5 and the Federal Securities Laws. This litigation, at the time of filing was considered to be the culmination of a dispute in the ordinary course of business involving a vendor of mPhase's TV+ solution;, it is now considered to involve a significant amount of time and legal expenses to defend as to be material to the Company's TV+ solution and a prime cause of the termination by Comstar/Odessa of its TV+ test in September of 2007. In January of 2008, the Court denied a motion by Magpie for summary judgment with respect to the case and three of the five counterclaims made by the Company against Magpie. The Company cannot, at this time, predict the outcome of this case but believes it has meritorious defenses and counterclaims against Magpie in this action.

ITEM 2. CHANGES IN SECURITIES

Private Placements
During the quarter ended September 30, 2008, the Company issued 4,000,000 shares of its common stock at $.05 per share in private placements generating net proceeds of $180,000. Related to this transaction was the issuance of 3,862,000 shares as reparations shares to effect repricing, costing an estimated $216,689. No Private Placements occurred in the quarter ending December 31, 2008.

Stock Based Compensation
During the three months ended September 30, 2008, the Company issued 5 year options to purchase 104,675,000 shares of common stock at $.05 per share. The value of such options was estimated to be $2,825,900 using the Black Scholes method, a volatility of 78% and an interest free rate of 1.5% . In addition, 61,750,000 shares of common stock valued at $2,779,650 were issued to employees and consultants. (See note 3). No such transactions occurred in the quarter ending December 31, 2008.

Conversion of debt securities
During the six months ended December 31, 2008, $1,450,895 of convertible debt was converted into 88,033,300 shares of common stock .

Long Term Convertible Debentures / Note Receivable / Debt Discount
The Company has entered into five separate convertible debt arrangements with independent investors.

General
The economic substance of convertible debt arrangements entered into beginning December 2007 was to provide the Company with needed liquidity to supplement the private equity markets.

The form of the transaction may involve the following:

  The receipt of cash

  The issuance of a note payable from mPhase.

  The issuance of a note receivable due to mPhase

  A Securities Purchase Agreement

  The note payable contains conversion features which permit the holder to convert debt into equity. Such debt was eligible to be converted into the Company’s common stock immediately, thus requiring the recording of the entire liability upfront. Finally, to encourage conversion, a discount from market value was offered.

  The aggregate amount of notes payable exceeded the amount of cash received. As “Consideration” for this difference the Company took back a secured Note Receivable. Security is generally liquid investments of the investor.

  The note receivable provides a commitment to fund mPhase operations at particular points in time. It was this commitment that required us to record on our books the note payable and the note receivable separately versus netting the balances.

Derivative Value and Debt Discount
It was determined that the value of the note payable to the holder (investor) was primarily due to the favorable conversion features of the note. In accordance with SFAS 133, the conversion feature requires the bifurcation of the embedded derivative from the host document and separate reporting of the embedded conversion feature at fair value determined by a Black-Scholes calculation. The value of the agreement includes the conversion feature and the variable amount of shares that may be converted at any particular point in time. As such and under GAAP, our Balance Sheet reflects the value of the embedded conversion feature as Derivative Value and the corresponding contra account to Notes Payable called Debt Discount.

At the end of every quarter the fair value of Derivative Securities is reviewed and adjustments made accordingly. The volatility of the stock price, the amount and variable number of shares involved and the low price of our stock has caused this value to fluctuate significantly. In addition, the debt discount is adjusted for any conversions and amortized over the remaining life of the loan.

A summary of our arrangement is as follows:

Arrangement #1 (Golden Gate Investors)
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

Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by the lesser of $.35 per share or 80% of the 3 lowest Volume Weighted Average Prices during the 20 day trading period prior to conversion. At the time of the transaction (December 11, 2007) the derivative value of the conversion feature was calculated to be $1,678,471. On June 30, 2008, given the decrease in the stock price, this value had decreased to $322,636 and on December 31, 2008 such value was $119,091, creating a non-cash credit to earnings for the six month period ending December 31, 2008 of $203,545. In addition, the transaction resulted in a note discount of $1.5 million which is being amortized as expense over the life of the loan. During the six month period ended December 31, 2008, amortization of debt discount amounted to $954,024.

During the first six months of FYE 2009, $1,103,000 of such debt was converted into shares of common stock and the Company received a total of $950,000 under the provisions of the related Note Receivable. Subsequently, through January 31, 2009, the remaining $262,000 of debt was converted into 23,938,164 shares. The Note Receivable (which has been fully paid as of December 31, 2008) was secured by all the assets of Golden Gate.

Arrangement #2 ( St.George Investments LLC)
In February 2008, the Company entered into a Convertible Debenture transaction which involved the receipt of $500,000 cash, a note payable of $550,000 and the issuance of 3,250,000 shares of stock. The relative fair value of the shares was $105,000. The terms of the debenture provide for a 7.5% interest rate, a due date of February 2012 and conversion privileges equal to 75% of the average of the three lowest prices over the 20 day period prior to conversion. The derivative value of the embedded conversion feature was estimated to be $581,428 on the date of issuance. On June 30, 2008, the derivative value was $142,593 and on December 31, 2008 such value was $170,047, creating a non-cash charge to earnings for the six month period of $27,454. The cost of the shares issued and related debt discount is being amortized to expense over the life of the debenture. In the event of default under the note payable the holder is entitled to certain compensatory fees. During the six month period ended December 31, 2008, amortization of debt discount amounted to $208,721.

During the first six months of FYE 2009, $175,897 of such debt was converted into 17,094,382 shares of common stock. Subsequently, through January 31, 2009, an additional $102,500 of debt was converted into 10,000,000 shares.

Arrangement #3 (JMJ Financial)
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

Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 70%- 75% of the 3 lowest Volume Weighted Average Prices during the 20 day trading period prior to conversion. The foregoing reflects the amendment of December 31, 2008 from the original conversion rates of 75%- 80%. During the first six months of FYE 2009, $172,000 of such debt was converted into 20,508,323 shares of common stock. At the time of the transaction the embedded conversion feature of this security was calculated to be $2,493,212. On June 30, 2008, this value had decreased to $284,922. On December 31, 2008, such value had increased to $778,667, creating a non-cash charge to earnings for the six month period of $493,745. In addition, the transaction resulted in a note discount which is being amortized as expense over the life of the loan. During the six month period ended December 31, 2008, amortization of debt discount amounted to $380,252.

No additional draws under the Note Receivable were made as of December 31, 2008. The Note Receivable is collateralized by $1 million of Blue Chip Stocks. Subsequently, in January 2009, $200,000 of cash was received, and $125,000 of debt was converted into 14,404,763 shares of common stock.

Arrangement #3A (JMJ Financial Inc)
On December 31, 2008, the Company entered into a second agreement with JMJ Financial. This transaction involves; 1) A Convertible Debenture in the amount of $1.1 million, with a one time interest factor of 12% and a maturity date of December 31, 2011 and 2) A Secured Note Receivable in the amount of $1.0 million, with a one time interest factor of 13.2 % and maturity date of December 31, 2012 due from the same parties who are the holders of the Convertible Debentures. No cash was exchange relative to this agreement.

Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the 3 lowest Volume Weighted Average Prices during the 20 day trading period prior to conversion. As of December 31, 2008 the embedded conversion feature of such security was $622,222 and the debt discount valued at $722,222.

Arrangement #4 (LaJolla Cove Investors Inc,)
On Sept 11, 2008, the Company received proceeds of $200,000 under a Securities Purchase Agreement. This transaction involves three related agreements: 1) A Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $2,000,000 of funds; 2) A Convertible Debenture totaling $2,000,000, with an interest rate of 7 1/4% and a maturity date of September 30, 2011 and 3) A Secured Note Receivable in the amount of $1,800,000, with an interest rate of 8 1/4% and maturity dates of September 30, 2011 due from the same parties who are the holders of the Convertible Debentures. In addition, the holder of the debenture is related to the holder in Arrangement #1.

Conversion of outstanding debentures into common shares is similar to the terms of Arrangement #1. At the time of the transaction (September 11, 2008) the embedded conversion feature of this security was calculated to be $1,176,471. On December 31, 2008, this value had decreased to $909,091, creating a non-cash credit to earnings for the six month period December 31, 2008 of $267,380. During the six month period ended December 31, 2008, amortization of debt discount amounted to $130,719

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

REPORTS ON FORM 8K

Form 8K dated December 8, 2008 reporting a material contract entered into by the Company with Porsche Design Studio.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2009	mPHASE TECHNOLOGIES, INC.

By:/s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President
Chief Financial Officer and General Counsel