Form 10-K/A
period 2008-06-30
MPHASE TECHNOLOGIES INC
filed 2009-03-13
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1
On
FORM 10-K/A

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
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

Explanatory Note

mPhase Technologies, Inc., a New Jersey corporation, is filing this Amendment No. 1 on our Form 10K/A solely for the purpose of correction of the Certifications required by Item 302 of Regulation SK of the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: March 13, 2009	By:	/s/ RONALD A. DURANDO
Ronald A. Durando
President, CEO

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Ronald A. Durando, Chief Executive Officer, Director	March 13, 2009
Gustave T. Dotoli, Chief Operating Officer, Director	March 13, 2009
Martin S. Smiley, Chief Financial Officer, Director	March 13, 2009
Anthony Guerino, Director	March 13, 2009
Abraham Biderman, Director	March 13, 2009
Victor Lawrence, Director	March 13, 2009