Form 10-Q/A
period 2008-09-30
MPHASE TECHNOLOGIES INC
filed 2009-03-13
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1
On
FORM 10-Q/A

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

Explanatory Note

mPhase Technologies, Inc., a New Jersey corporation, is filing this Amendment No. 1 to our Form 10Q/A solely for the purpose of correction of the Certifications required by Item 302 of Regulation SK of the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2009	mPHASE TECHNOLOGIES, INC.

By: /s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President
Chief Financial Officer and
General Counsel