Form 10-Q/A
period 2008-12-31
MPHASE TECHNOLOGIES INC
filed 2009-03-13
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1
On
FORM 10-Q /A

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

Explanatory Note

mPhase Technologies, Inc., a New Jersey corporation, is filing this Amendment No. 1 on Form 10Q/A to our Form 10Q solely for the purpose of correction of the Certifications required by Item 302 of Regulation SK of the Securities Act of 1933, as amended and for the purposes of correcting an omission appearing on page  6 .

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders' Deficit
(Unaudited)
	Shares	$ .01 Stated Value	Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Total Shareholders (Deficit) Equity
Balance June 30, 2008	440,395,000	$4,403,950	$(7,973)	$165,067,510	$(172,268,340)	$(2,804,853)
Issuance of common stock in private placements net of offering cost ($20,000)	4,000,000	$40,000		$140,000		$180,000
Issuance of additional shares effect repricing	3,862,000	$38,620		$178,069		$216,689
Stock options/ warrants awarded to employees and investors				$2,825,900		$2,825,900
Stock based compensation	61,750,000	$617,500		$2,162,150		$2,779,650
Conversion of debt securities	88,033,300	$880,333		$570,562		$1,450,895
Net Loss					$(9,340,349)	$(9,340,349)
Balance December 31, 2008	$598,040,300	$5,980,403	$(7,973)	$170,944,191	$(181,608,689)	$(4,692,068)
The accompanying notes are an integral part of these consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2009	mPHASE TECHNOLOGIES, INC.

By: /s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President
Chief Financial Officer and
General Counsel