Form 10-Q
period 2009-03-31
MPHASE TECHNOLOGIES INC
filed 2009-05-15
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTER ENDED March 31, 2009

COMMISSION FILE NO. 000-24969

mPhase Technologies, Inc.
(Exact name of registrant as specified in its charter)

NEW JERSEY	22-2287503
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

587 CONNECTICUT AVE., NORWALK, CT	06854-1711
(Address of principal executive offices)	(Zip Code)

(203) 838-2741
 ISSUER’S TELEPHONE NUMBER

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, DURING THE PRECEDING 12 MONTHS (OR FOR SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORT), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES ☒         NO ☐

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF May 4, 2009 IS 777,315,561 SHARES, ALL OF ONE CLASS OF $.01 STATED VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

INDEX

			PAGE

PART I	Financial Information		3

	ITEM 1	Audited Consolidated Balance Sheets-June 30, 2008 and Unaudited March 31, 2009	3

		Unaudited Consolidated Statements of Operations-Three months ended March 31, 2008 and 2009 and from October 2, 1996 (Date of Inception) to March 31, 2009	4

		Unaudited Consolidated Statements of Operations-Nine Months ended March 31, 2008 and 2009 and from October 2, 1996 (Date of Inception) to March 31, 2009	5

		Unaudited Consolidated Statement of Changes in Shareholders Deficit Nine Months ended March 31, 2009	6

		Unaudited Consolidated Statement of Cash Flow-Nine Months Ended March 31, 2008 and 2009 and from October 2, 1996 (Date of Inception) to March 31, 2009	7

		Notes to Consolidated Financial Statements	8-15

	ITEM 2	Management’s Discussion and Analysis of Financial Condition and Condition and Results of Operations	16 -25

	ITEM 3	Quantitative and Qualitative Disclosures about market risk	26

	ITEM 4	Controls and Procedures	26

PART II	Other Information		26

	ITEM 1	Legal Proceedings	26

	ITEM 2	Changes in Securities	27-29

	ITEM 3	Defaults Upon Senior Securities	30

	ITEM 4	Submission of Matters to a Vote of Security Holders	30

	ITEM 5	Other Information	30

	ITEM 6	Exhibits and Reports on Form 8-K	30

		SIGNATURE	31

PART I - FINANCIAL INFORMATION

Item 1.

Audited Consolidated Balance Sheets-June 30, 2008 and Unaudited March 31, 2009

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	March 31,
	2008	2009
	(Audited)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$15,533	$69,039
Accounts receivable	4,000	15,000
Prepaid and other current assets	121,882	45,254
Total Current Assets	141,415	129,293
Property and equipment, net	149,418	38,338
Note receivable and related interest	1,950,000	3,814,000
Investment in Sovereign	110,000	110,000
TOTAL ASSETS	$2,350,833	$4,091,631
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,076,965	$1,949,013
Accrued expenses	388,444	427,180
Due to related parties	1,030,167	177,125
Notes payable, related parties	204,038	1,332,563
Short term notes	240,820	240,820
Convertible debt	54,000	54,000
TOTAL CURRENT LIABILITIES	$3,994,434	$4,180,701

Convertible debt derivative liability - (Note 4)	750,151	1,621,798
Convertible debentures net of discount of $2,953,899 and $2,228,355 on June 30, 2008 and March 31, 2009 respectively (Note 4)	411,101	2,112,723
TOTAL LIABILITIES	$5,155,686	$7,915,222
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' DEFICIT
Common stock, par value $.01, 2,000,000,000 shares authorized 440,395,000 and 744,516,930 shares issued and outstanding at June 30, 2008 and March.31, 2009 respectively	4,403,950	7,445,169
Additional paid in capital	165,067,510	171,004,036

Deficit accumulated during development stage	(172,268,340)	(182,264,823)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	$(2,804,853)	$(3,823,591)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,350,833	$4,091,631

 The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Date of
	For the Three Months Ended		Inception to
	March. 31,		March 31,
	2008	2009	2009
REVENUES	$545	$44,029	$22,657,191
COSTS AND EXPENSES
Cost of Sales	0	0	16,424,692
Research and Development (including non-cash stock related charges of $0, $0 and $2,503,719 for three months ended March 31,2008, 2009 and inception to date respectively)	275,565	265,552	59,829,356
General and Administrative (including non-cash stock related charges of $1,750, $0 and $67,844,914 for the three months ended March 31, 2008, 2009 and inception to date respectively)	576,473	429,965	116,640,713
Depreciation and Amortization	21,097	3,902	3,300,215
TOTAL COSTS AND EXPENSES	873,135	699,419	196,194,976
LOSS FROM OPERATIONS	$(872,590)	$(655,390)	$(173,537,785)
OTHER INCOME (EXPENSE) net
Interest (Expense), net	(144,966)	(73,858)	(557,890)
Reparation, Impairment and Other Income (Expense) net	(57,512)	46,314	(8,310,705)
Change in Derivative Value and Debt Discount	(2,430,101)	26,800	141,557
TOTAL OTHER INCOME (EXPENSE)	$(2,632,579)	$(744)	$(8,727,038)
NET (LOSS)	$(3,505,169)	$(656,134)	$(182,264,823)
LOSS PER COMMON SHARE, basic and diluted	$(0.01)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	397,367,531	671,278,600

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Date of
	For the Nine Months ended Ended		Inception to
	March 31,		March 31,
	2008	2009	2009
REVENUES	$96,259	$95,152	$22,657,191
COSTS AND EXPENSES
Cost of Sales	949	0	16,424,692
Research and Development (including non-cash stock related charges of $0, $93,600 and $2,503,719 for nine months ended March 31 ,2008 & 2009 and inception to date respectively)	1,615,609	868,848	59,829,356
General and Administrative (including non-cash stock related charges of $417,414, $5,511,950 and $67,844,914 for the nine months ended March 31, 2008 & 2009 and inception to date respectively)	3,057,928	7,168,950	116,640,713
Depreciation and Amortization	136,283	30,027	3,300,215
TOTAL COSTS AND EXPENSES	4,810,769	8,067,825	196,194,976
LOSS FROM OPERATIONS	$(4,714,510)	$(7,972,673)	$(173,537,785)
OTHER INCOME (EXPENSE) net
Interest (Expense), net	(196,024)	(174,561)	(557,890)
Reparation, Impairment and Other Income (Expense) net	89,915	(152,058)	(8,310,705)
Change in Derivative Value and Debt Discount	(1,363,877)	(1,697,191)	141,557
TOTAL OTHER INCOME (EXPENSE)	$(1,469,986)	$(2,023,810)	$(8,727,038)
NET LOSS	$(6,184,496)	$(9,996,483)	$(182,264,823)
LOSS PER COMMON SHARE, basic and diluted	$(0.02)	$(0.02)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	394,601,102	592,455,950

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders' Deficit
(Unaudited)

						Total
				Additional		Shareholders
		$.01 Stated	Treasury	Paid in	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Deficit	Equity
Balance June 30, 2008	440,395,000	$4,403,950	$(7,973)	$165,067,510	$(172,268,340)	$(2,804,853)
Issuance of common stock in private placements net of offering cost ($55,000)	39,000,000	$390,000		$105,000		$495,000
Issuance of additional shares effect repricing	11,522,000	$115,220		$200,952		$316,172
Stock options / warrants awarded to employees and investors				$2,825,900		$2,825,900
Stock based compensation	61,750,000	$617,500		$2,162,150		$2,779,650
Vendor settlements	(1,926,470)	$(19,265)		$(9,634)		$(28,899)
Conversion of debt securities	193,776,400	$1,937,764		$652,158		$2,589,922
Net Loss					$(9,996,483)	$(9,996,483)
Balance March 31, 2009	744,516,930	$7,445,169	$(7,973)	$171,004,036	$(182,264,823)	$(3,823,591)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			October 2, 1996
	For Nine Months Ended		(Date of Inception)
	March 31,	March 31,	To March 31,
	2008	2009	2009
Cash Flow From Operating Activities:
Net Loss	($6,184,496)	($9,996,483)	($182,264,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	202,591	111,080	7,393,437
(Gain) loss on debt extinguishments	57,513	(165,154)	(937,370)
Non-cash charges relating to issuance of common stock, common stock options and warrants	3,329	5,605,550	68,226,018
Reparation charges	256,897	316,172	8,112,734
Derivative Value and Debt Discount charges	1,497,422	1,697,191	508,594
Write off of Granita Inventory	505,910		505,910
Other non cash charges including amortization of deferred compensation	414,084		1,015,065
Changes in assets and liabilities:
Accounts receivable	1,961	(11,000)	412,876
Inventories	0		(510,471)
Prepaid expenses and Other current assets	323,844	76,628	35,807
Other			906,535
Accounts payable, Accrued expenses, Deferred revenue	(168,376)	174,039	8,208,599
Due to/from related parties
Microphase / Janifast//Lintel	707,128		5,378,063
Officers and Other	0	275,483	1,710,736
Net cash used in operating activities	($2,382,193)	($1,916,494)	($81,298,290)
Cash Flow from Investing Activities:
Payments related to patents and licensing rights	-		(450,780)
Purchase of fixed assets	(64,063)		(3,279,387)
Investment in Sovereign			(110,000)
Net Cash (used) in investing activities	($64,063)	$0	($3,840,167)
Cash Flow from Financing Activities:
Proceeds from issuance of common stock, exercises warrants and finders fees, net	598,000	495,000	82,481,852
Payments of short term notes			(1,281,552)
Advances from Microphase			347,840
Issuance of Convertible Debentures	154,000	75,000	229,000
Net Proceeds (Repayment) from notes payable related parties	169,323		174,329
Proceeds under securities purchase agreements	1,000,000	1,400,000	2,750,000
Sale of minority interest in Granita subsidiary	514,000		514,000
Repurchase of treasury stock at cost			(7,973)
Net cash provided by financing activities	$2,435,323	$1,970,000	$85,207,496
Net increase in cash	($10,933)	$53,506	$69,039
CASH AND CASH EQUIVALENTS, beginning of period	$23,253	$15,533	-
CASH AND CASH EQUIVALENTS, end of period	$12,320	$69,039	$69,039

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

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ending March 31, 2009 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

Through March 31, 2009, the Company had incurred cumulative (a) development stage losses totaling of ($182,264,823) (b) a stockholders’ deficit of ($3,823,591), and (c) negative cash flow from operations equal to $81,298,290. At March 31, 2009, the Company had $69,039 of cash and cash equivalents to fund short-term working capital requirements. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

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

LOSS PER COMMON SHARE, BASIC AND DILUTED - The Company accounts for net loss per common share in accordance with the provisions of SFAS No. 128, "EARNINGS PER SHARE" ("EPS"). SFAS No. 128 requires the disclosure of the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS for all periods presented since their affect is anti dilutive. At March 31, 2009, potential dilutive securities included approximately 363 million shares related to convertible debt issues and 305 million through the exercise of options and warrants.

2.	SUPPLEMENTAL CASH FLOW INFORMATION

For the nine months ended March 31,
	2008	2009
Non Cash Investing and Financing Activities:
Assumption of Sovereign note payable	$110,000
Stock issued in settlement of accrued expenses	$100,000
Conversion of debt into equity	$106,123	$2,589,922
Conversion of related party obligations to notes payable		$1,068,338

3.	RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase’s President, Chief Operating Officer and Chairman of the Board of the Company are also officers of Microphase and mPhase’s President and Chairman of the Board are shareholders of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services have been $5,000 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis. During nine months ended March 31, 2008 and 2009 and from inception (October 2, 1996) to March 31, 2009, $60,731, $44,462 and $9,188,056 respectively, have been charged to expense.

As a result of the foregoing transactions as of March 31, 2009, the Company had a $68,846 payable to Microphase.

JANIFAST LTD.

The Company has historically purchased products manufactured by Janifast Ltd, which is owned by Janifast Holdings, a Company in which two directors of mPhase are significant shareholders and one is an officer. The Company previously sold DSL products produced by Janifast Ltd. but has refocused its operations exclusively on its nanotechnology battery product and is not expected to make significant purchases from Janifast Ltd. In 2009, Janifast Ltd, has ceased operations

During the nine months ended March 31, 2008 and 2009 and the period from inception (October 2, 1996) to March 31, 2009, $0, $0 and $16,031,811 respectively have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations. As a result of the foregoing transactions as of March 31, 2009, the Company had $19,336 receivable from Janifast, which is netted against Due to Related Parties on the Balance Sheet.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. During the nine months ended March 31, 2009 and 2008 finders fees in the amount of $55,000 and were $100,000 respectively were paid to Mr. Biderman’s firm of Palladium Capital Advisors.

In addition, at various points during the most recent nine month period and at various points during the past fiscal year the Messrs, Durando, Dotoli and Smiley provided bridge loans to the Company, evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. During the nine months ended March 31, 2009 many of these bridge loans have been repaid. In addition, all deferred compensation and a significant portion of accrued management fees have been converted into notes. All of the remaining notes are payable on demand and carry a 12% interest rate.

The following is a summary of related party activity during the nine months ended, March 31, 2009 and 2008.

Summary of compensation to related parties for the Nine Months Ended March 31, 2009

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting/ Salary	$225,718	$184,000	$137,500			$547,218
Interest	$42,945	$48,992	$1,679			$93,616
Rent					$27,000	$27,000
G&A					$17,462	$17,462
Finders Fees				$55,000		$55,000
Stock based compensation (shares issued)*	$1,215,000	$720,000	$450,000	$180,000		$2,565,000
Stock based compensation (options issued)*	$1,350,000	$810,000	$486,000	$54,000		$2,700,000
Total compensation	$2,833,663	$1,762,992	$1,075,179	$289,000	$44,462	$6,005,296
Common stock issued*	27,000,000	16,000,000	10,000,000	4,000,000		57,000,000
Options issued (5 years @ 5 cents)	50,000,000	30,000,000	18,000,000	2,000,000		100,000,000

Summary of compensation to related parties for the Nine Months Ended March 31, 2008

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting/ Salary	$295,200	$211,500	$150,000			$656,700
Interest	$19,170	$2,953	$14,340			$36,463
Rent					$45,000	$45,000
R&D					$28,152	$28,152
Other					$26,420	$26,420
Total compensation	$314,370	$214,453	$164,340	$0	$99,572	$136,035

Summary of payables to related parties as of March 31, 2009
	Durando	Dotoli	Smiley	Microphase	Janifast	Total
Notes payable	$617,582	$450,756	$264,225			$1,332,563
Deferred Compensation	$0	$0				$0
Due to Officers/ Affiliates	$17,000	$17,000		$68,846	($19,336)	$83,510
Interest Payable	$42,945	$48,992	$1,679			$93,615
Total Payable to Officers	$677,528	$516,748	$265,903	$68,846	($19,336)	$1,509,688

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

No Private Placements occurred in the quarter ending December 31, 2008.

During the quarter ended March 31, 2009, the Company issued 35,000,000 shares of its common stock at $.01 per share in private placements generating net proceeds of $315,000. Related to this transaction was the issuance of 7,660,000 shares as reparations shares to effect repricing, costing an estimated $99,483

Stock Based Compensation

During the three months ended September 30, 2008, the Company issued 5 year options to purchase 104,675,000 shares of common stock at $.05 per share. The value of such options was estimated to be $2,825,900 using the Black Scholes method, a volatility of 78% and an interest free rate of 1.5%. In addition, 61,750,000 shares of common stock valued at $2,779,650 were issued to employees and consultants. (See note 3).

No such transactions occurred in the quarters ending December 31, 2008 nor March 31, 2009

Conversion of debt securities

During the nine months ended March 31, 2009, $2,589,922  of debt was converted into 193,776,400 shares of common stock. Included in this amount is $75,000 of notes payable to a related party which were sold to an investor for $75,000 cash and subsequently converted into 10,000,000 shares of the Company’s common stock valued at 1.6 cents per share resulting in settlement expense of $85,000. All other debt converted involved long term convertible debentures which are discussed below.

Long Term Convertible Debentures / Note Receivable / Debt Discount and related Interest

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

The note payable contains conversion features which permit the holder to convert debt into equity. Such debt is eligible to be converted into the Company’s common stock immediately, thus requiring the recording of the entire liability upfront. Finally, to encourage conversion, a discount from market value was offered.

The aggregate amount of notes payable exceeded the amount of cash received. As “Consideration” for this difference the Company took back a secured Note Receivable. Security is generally liquid investments of the investor.
The note receivable provides a commitment to fund mPhase. The notes are secured and collateralized and carry terms which are different from the related note payable and no right of offset exist.

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

A summary of our arrangement is as follows:

Arrangement #1 (Golden Gate Investors)

In December, 2007, the Company received proceeds of $500,000 under a Securities Purchase Agreement. This transaction involves three related agreements: 1) A Securities Purchase Agreement, dated as of December 11, 2007, which may under certain circumstances permitted the Company to draw up to $6.0 of funds; 2) A Convertible Debenture in the amount of $1.5 million, with an interest rate of 7 ¼% and a maturity date of December 11, 2010 and 3) A Secured Note Receivable in the amount of $1.0 million, with an interest rate of 8 ¼% and a maturity date of February 1, 2011 due from the same parties who are the holders of the Convertible Debentures . In March of 2009, by mutual consent of the parties, the Securities Purchase Agreement was terminated. Total draws under this facility were $1.5 million.

Conversion of the outstanding debenture into common shares is at the option of the holder. The number of shares into which this debenture was converted is equal to the dollar amount of the debenture divided by the lesser of $.35 per share or 80% of the 3 lowest Volume Weighted Average Prices during the 20 day trading period prior to conversion. At the time of the transaction (December 11, 2007) the derivative value of the conversion feature was calculated to be $1,678,471. On June 30, 2008, given the decrease in the Company’s stock price, this value had decreased to $322,636. Subsequently, but prior to March 31, 2009 all related debt had been converted and no derivative value balance remained. This has resulted in a credit to earnings for the nine and three month period of $322,636 and $119,091 respectively. In addition, the transaction resulted in a note discount of $1.5 million which has been amortized as expense. During the nine month and three month period ended March 31, 2009, amortization of debt discount amounted to $1,122,649 and $168,625 respectively.

During the first nine months of FYE 2009, $1,365,000 of such debt was converted into shares of common stock and the Company received a total of $950,000 under the provisions of the related Note Receivable.

Arrangement #2 ( St.George Investments, LLC)

In February 2008, the Company entered into a Convertible Debenture transaction which involved the receipt of $500,000 cash, a note payable of $550,000 and the issuance of 3,250,000 shares of stock. The relative fair value of the shares was $105,000. The terms of the debenture provide for a 7.5% interest rate, a due date of February 2012 and conversion privileges equal to 75% of the average of the three lowest prices over the 20 day period prior to conversion. The derivative value of the embedded conversion feature was estimated to be $581,428 on the date of issuance. On June 30, 2008, the derivative value was $142,593 and on March 31, 2009 such value was $28,241 creating a non-cash credit to earnings for the nine month and three month period of $114,352 and $141,806 respectively. The cost of the shares issued and related debt discount is being amortized to expense over the life of the debenture. In the event of default under the note payable the holder is entitled to certain compensatory fees. During the nine and three month period ended March 31, 2009, amortization of debt discount amounted to $456,752 and $247,231 respectively.

During the first nine months of FYE 2009, $483,522 of such debt was converted into 47,094,382 shares of common stock.

Arrangement #3 (JMJ Financial, Inc.)

In April, 2008, the Company received proceeds of $300,000 under a Securities Purchase Agreement. This transaction involves three related agreements: 1) A Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $1,000,000 of funds; 2) Two Convertible Debentures totaling $1,450,000, with a one time interest factor of 12% ($132,000) and a maturity date of March 25, 2011 and 3) A Secured Note Receivable in the amount of $1.0 million, with a one time interest factor of 13.2 % and maturity dates of March 25, 2012 due from the same parties who are the holders of the Convertible Debentures.

Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which the debentures can be converted is equal to the dollar amount of the debenture divided by 75% of the 3 lowest Volume Weighted Average Prices during the 20 day trading period prior to conversion. An amendment of December 31, 2008 allowed one conversion of $200,00 of principal to be converted into common stock at the rate of 70%of the three lowest volume weighted average prices during the 20 day period prior to conversion. And reduced the conversion price from 80% to 75%.

During the first nine months of FYE 2009, $581,400 of such debt was converted into 62,313,213 shares of common stock.

At the time of the transaction the embedded conversion feature of this security was calculated to be $2,493,212. On June 30, 2008, this value had decreased to $284,922. On March 31, 2009, such value had increased to $442,919, creating a non-cash charge to earnings for the nine month period of $157,997 and a three month credit to earnings of $335,748. In addition, the transaction resulted in a note discount which is being amortized as expense over the life of the loan. During the nine and three month period ended March 31, 2009, amortization of debt discount amounted to $755,891 and $375,640 respectively.

Draws under the Note Receivable for the nine month period ending March 31, 2009, have totaled $250,000. The Note Receivable is collateralized by $1 million of Blue Chip Stocks.

Arrangement #3A (JMJ Financial, Inc.)

On December 31, 2008, the Company entered into a second agreement with JMJ Financial. This transaction involves; 1) A Convertible Debenture in the amount of $1.1 million, plus a one time interest factor of 12% ($132,000) and a maturity date of December 31, 2011 and 2) A Secured Note Receivable in the amount of $1.0 million, plus a one time interest factor of 13.2% ($132,000) and maturity date of December 31, 2012 due from the same parties who are the holders of the Convertible Debentures. No cash was exchange relative to this agreement.

Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the 3 lowest Volume Weighted Average Prices during the 20 day trading period prior to conversion. As of December 31, 2008 the embedded conversion feature of such security was $622,222 and the debt discount valued at $722,222. As of March 31, 2009 , the value of embedded conversion feature has decreased to $467,304 creating a credit to earnings of $154,918 while the debt discount has been amortized by $60,185 to $662,037.

Arrangement #4 (LaJolla Cove Investors, Inc.)

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

Conversion of outstanding debentures into common shares is similar to the terms of Arrangement #1. At the time of the transaction (September 11, 2008) the embedded conversion feature of this security was calculated to be $1,176,471. On March 31, 2009, this value had decreased to $683,333, creating a non-cash credit to earnings for the nine month and three month period of $493,138 and $225,758 respectively. In addition, the transaction resulted in a note discount which is being amortized as expense over the life of the loan. During the nine and three month period ended March 31, 2009, amortization of debt discount amounted to $228,758 and $98,039 respectively.

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

During the nine month period ended March 31, 2009, Granita Media Inc did not conduct any operations and management is considering all alternatives including the possible sale of the IPTV business.

6.	COMMITMENTS AND CONTINGENCIES

The Company has a lease obligation for the rental of office space in Little Falls New Jersey until May 31, 2009. The annual obligation under such lease requires rent of $151,862 for the year beginning June 1, 2008 and ending May 31, 2009.

Legal Proceedings

On November 9, 2007, Magpie Telecom Insiders, Inc ("Magpie") filed a lawsuit in the Federal District Court in the State of Colorado alleging a breach of contract by mPhase in connection with a Statement of Work dated July 10, 2006 in connection with software supplied by Magpie for mPhase's TV+ solution. The claim alleges the failure of mPhase to make payments amounting to $679,969 under the contract. mPhase believes it has certain affirmative defenses to the claim including deficiencies in the software delivered by Magpie and failure to deliver support services by Magpie. mPhase has counterclaimed against Magpie asserting that the software delivered was not of "carrier class" standards required in the telecommunications industry and that Magpie sold or attempted to sell mPhase common stock received in connection with a modification of the payments due under the Statement of Work in violation of Rule 10b-5 and the Federal Securities Laws. This litigation, was considered to be the culmination of a dispute in the ordinary course of business involving a vendor of mPhase's TV+ solution, it was considered to involve a significant amount of time and legal expenses to defend as to be material to the Company's TV+ solution and a prime cause of the termination by Comstar/Odessa of its TV+ test in September of 2007.

In March of 2009 the Company reached final settlement with Magpie. The terms of this settlement provided for the discharge of all open liabilities ($200,000) and the return of all stock issued to Magpie as previous payment in return for the source codes used in the research. In total the Company received back and cancelled 1,926,470 shares of common stock and recorded the $200,000 discharge of liabilities as settlement income.

The dispute that arose between the Company and Golden Gate Investors (Note 4, arrangement #1) which was reported in our previous 10Q, has been settled. Golden Gate had given the Company notice that an Event of Default under the Securities Purchase Agreement has occurred. This dispute involved the timely conversion of $252,000 of debt into common stock, the required purchase of a second debenture and the payment of $500,000 to the Company which the Company maintains is due upon conversion. The settlement provided for the cancellation of any further draws under the Securities Purchase Agreement dated December 11, 2007 without penalty to either party.

7.	SUBSEQUENT EVENTS

As of May 14, 2009 Long term convertible debt in the aggregate amount of $515,686 has been converted into, 58,366,910 shares of common stock and $200,000 has been received from repayment of notes receivable. In addition, the Company received $100,000 in exchange for 20,000,000 shares of common stock in a private placement.

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

RESULTS OF OPERATIONS

OVERVIEW

mPhase, a New Jersey corporation, founded in 1996 is a publicly-held company with over 19,000 shareholders and approximately 777 million shares of common stock outstanding. The Company's common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. We are headquartered in Norwalk, Connecticut with offices in Little Falls, NJ. mPhase shares common office space with Microphase Corporation, a privately held company. Microphase is a leader in the field of radio frequency and filtering technologies within the defense and telecommunications industry. It has been in operation for over 50 years and supports mPhase with both engineering and administrative and financial resources as needed.

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

Emergency Flashlight

During the third quarter of fiscal year 2009 the Company entered a contract with Eagle Picher, a major U.S. manufacturer of batteries to create working prototypes of a reserve battery to be used as part of an emergency flashlight. In a separate contract the Company engaged Porsche Design Studio to design a high-end emergency flashlight using the reserve battery.

Magnetometer

In March of 2005, the Company entered into a second Development Agreement for 12 months at a cost of $1.2 million with the Bell Labs to develop MEMS-based ultrasensitive magnetic sensor devices, also known as magnetometers, that could be used in military and commercial electronics (e.g., cell phones) for determining location, as well as in portable security and metal detection applications. The agreement was renewed in April of 2006 for another 12 months. Although proven to work in the lab, the magnetometer technology could not be scaled up as quickly and as cost effectively as the battery. Development was suspended in September 2007 so that all technical resources could be allocated to the battery project.

Historical Product Development / IPTV

The Company, from its inception to June 30, 2007, had focused upon developing innovative solutions for the delivery of Broadcast Television as part of a "triple play" of services that includes voice and high-speed internet for telephone service providers globally. Beginning in fiscal year 2004, the Company began developing Broadcast television delivery solutions through software/middleware designed to enable telephone service providers to deliver video data using internet protocol. The Company's middleware/software is highly scalable, potentially saving telephone service providers significant hardware deployment costs for routers and servers required for the carrier class delivery of broadcast television using internet protocol. Such solution potentially expands the content of available information from the internet into broadcast quality television. The Company's middleware is capable of delivering over copper, fiber, coax or any infrastructure representing a combination of the foregoing that is used by a telecommunications service provider. The Company has not to date been able to derive any significant revenue from our TV+ solution. We believe that this is due to a number of factors:

1.

The Company's original product, the Traverser Digital Video Data Delivery System, was designed to enable telephone service providers to deliver Broadcast Television, high speed-internet and voice over copper telephone lines using DSL compression technology. The technology developed in partnership with Georgia Tech Research Corporation marked a significant architectural breakthrough in design using a non-internet protocol proprietary technology. As internet technology for video transmission improved, telecommunications service providers worldwide moved to requiring internet protocol and open carrier class standards for their transition to a "triple play" of converged services to customers that includes Broadcast quality television. In 2003 the Company transitioned from its legacy Traverser DVDDS product to its TV+ solution. The TV+ is middleware using internet protocol with open carrier-class standards compatible with all modes of hardware. The TV+ enables telephone service providers to deliver over any topology or infrastructure (e.g. copper, fiber or coax) broadcast quality television, video on demand, high- speed internet and voice required by telephone service providers.

2.

The Company's strategic focus for its broadcast television solution for telecommunications service providers targeted telephone service providers outside the United States in emerging markets where fiber and cable infrastructure did not exist. Penetration of these emerging international markets proved more difficult and costly than the Company originally anticipated. Telephone service providers in such areas owned by the government or recently privatized, often lack reliable infrastructure to accommodate basic test deployments and are demanding robust television features that their customer base is unable to afford absent significant governmental subsidies

3.

The Company now believes, based upon its development efforts over a period of approximately 10 years, that its TV+ middleware is a solution for large deployments by large telephone service providers. owing to its superior scalability that requires significantly less hardware (primarily routers and servers) per customer that can assist in the migration of the delivery of broadcast television using internet protocol. The Company is currently seeking a strategic partner or purchaser to test and deploy its TV+ solution.

Because the roll-out of broadcast television using internet protocol has been a lengthy process for major service providers, the Company has temporarily suspended development of new features for its TV+ solution in order to conserve financial resources. All inventory and related assets have been written off and all strategic alternatives relative to this business segment including the valuation and sale of assets or licensing of the technology are being evaluated.

FINANCIAL OVERVIEW

Revenues. During the past two fiscal years, all revenue has been attributable to testing arrangements involving the Company’s nanotechnology products. Activity related to this business segment is continuing. Previously, all material revenues had been generated from sales of component products related its telecommunication business. Operations from this business line have been suspended pending a review of strategic alternatives.

Cost of Sales Prior to FYE June 30, 2007, Cost of sales consisted of POTS Splitter Shelves and other related DSL component products include direct material, labor and manufacturing. mPhase paid these costs to Janifast Ltd., which had facilities in the People's Republic of China and is owned by and managed by certain senior executives of the Company. In 2009, Janifast Ltd ceased operations. The cost of revenues also includes certain royalties paid to Microphase Corporation, a privately held corporation organized in 1955, which shares certain common management with the Company and is majority-owned by a director of mPhase.

Research and development. Such cost include internal labor of research scientists and consultants employed by the Company and third party contractors. The Company has shifted its commercial development of its nanotechnology battery products from the original work done by Alchatel/Lucent. Current vendors that include Eagle Pitcher, a major developer of batteries, Rutgers University that has lithium battery capabilities and Porsche Design Studio for development of the Company’s new emergency flashlight product. The Company is using the services of Innovative Micro Technology, a silicon foundry for a large portion of the development work being performed with respect to the Phase II Army Grant.

Historically and prior to FYE June 30,2007, research and development expenses included projects related telecommunication business and included direct labor and payments made to Microphase,

General and administrative. General and administrative expenses consist primarily of executive consultants and related expenses for personnel engaged in legal and accounting personnel. Certain administrative activities are outsourced on a monthly fee basis to Microphase and mPhase leases its principal office in Norwalk, Connecticut from Microphase.

Non-Cash compensation charges. The Company makes extensive use of stock options and warrants as a form of compensation to employees, directors and outside consultants. We have incurred non-cash compensation charges totaling $68,226,018  from inception (October 2, 1996) through March 31, 2009.

Other Expense. Included in Other Expense are reparation cost and cost related to the change in the value of derivative securities and amortization as related debt discount. The change in the derivative value may fluctuate significantly depending on market conditions and should not be considered as recurring or in any way indicative of operating results.

Cumulative losses, net worth and capital needs

The Company has incurred cumulative development stage losses of ($182,264,823) , and negative cash flow from operations of ($81,298,290). The auditors report for the fiscal year ended June 30, 2008 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". Management estimates that the Company needs to raise approximately $5 million during the next 12 months to continue its present level of operations. Such operations will be directed toward the development of the nanotechnology product line. As of March 31, 2009, the Company had a negative net worth of ($3,823,591) compared to a negative net worth of ($2,804,853)as of June 30, 2008 as a result of continuing net losses.

Subsequent to March 31,2009 and in April, 2009 the Company received a $200,000 cash payment under a note receivable (JMJ) and $37,500 in cash from transfer of a note from an officer.

THREE MONTHS ENDED March 31, 2009 Vs. March 31, 2008

REVENUE

Total revenues were $44,029 for the three months ended March 31, 2009 compared to $545 for the three months ended March 31, 2008. Revenues derived in the current quarter relates exclusively to earnings and work performed under a Phase II U.S. Army battery research grant. Work on such grant began September 2008, has a stated a maximum of $750,000 (net to the Company of $500,000) over a two year period.

RESEARCH AND DEVELOPMENT

Research and development expenses were $265,552 for the three months ended March 31, 2009 as compared to $275,565 during the comparable period in 2008. In both periods all such effort has been directed toward our nanotechnology battery.

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

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $429,965 for the three months ending March 31, 2009 as compared to $576,473 from the comparable period in 2008. The decrease in G&A expense is primarily the result of the reduction of employees and consultant compensation.

OTHER (EXPENSE) INCOME

Included in the current quarter is income associated with convertible debt including the change in derivative value and amortization of debt discount resulting in a net gain $26,800 In the comparable period of prior year, declines in the value of derivative securities resulting from a decline in stock prices had resulted in a net expense of $(2,430,101).

NET LOSS

The Company recorded a net loss of ($656,134) for the three months ended March 31, 2009 as compared to a loss of ($3,505,169) for the three months ended March 31, 2008. This represents a loss per common share of ($0.00) and ($0.01) based on weighted average shares outstanding of 671,278,600 and 397,367,531 for the three month periods ended March 31, 2009 and 2008 respectively. This change is primarily attributable changes in the derivative value of convertible debt securities

NINE MONTHS ENDED March 31, 2009 VS March 31, 2008

REVENUE

Total revenues were $95,152 for the nine months ended March 31, 2009 compared to $96,259 for the nine months ended March 31, 2008. Revenue for the most recent period is exclusively associated with a Phase II Grant from the U.S. Army for developing a standby or backup battery for electronics based upon the technology of its nanotechnology battery. In the prior year revenue was related to a nanotechnology research project (Phase I U.S. Army Grant) that has expired.

RESEARCH AND DEVELOPMENT

Research and development expenses were for the nine months ended March 31, 2009, were $868,848 as compared to $1,615,609 during the comparable period in 2008, or a decrease of $746,761. During the nine month period ended March 31,2009, the Company incurred most of its research and development expenses with strategic vendors such as Porsche Design Studio, Eagle Picher, a major designer and manufacture of batteries and IMT, a silicone foundry. These expenses were incurred. in connection with the development of an emergency flashlight using the Company’s SmartNanoBattery technology and the Phase II US Army Grant. The overall reduction in expense from the prior period is primarily a result of suspension of activity in its IPTV product line which amounted to approximately $850,000 as well as scaled down operations and compensation associated with the Nanotechnology.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative expenses were $7,168,950 for the nine months ended March 31, 2009, increasing from $3,057,928 , or a $4,111,022 increase from the comparable period in 2008. The increase is primarily due to non-cash charges relating to the issuance of common stock and options to employees and consultants, which amounted to $5,605,550. This increase is offset in part by a scale down of operations, salary cutbacks as well as suspension of the IPTV product line of approximately and a previous cost of $570,000.

OTHER INCOME (EXPENSE)

Other Income and (Expense) was ($2,023,810) for the nine months ended March 31, 2009 compared to expense of ($1,469,986) for the comparable period ended March 31, 2008. Included in this amount are charges related to derivative value and debt discount which were $(1,697,191)and $(1,363,877) for the periods ending 2009 and 2008 respectively. Also included in this category is net settlement income of $165,154 and $345,779. for the period ending 2009 and 2008 respectively. The most recent period includes a settlement of Magpie litigation resulting in a reduction of accounts payable and settlement income of $200,000

NET LOSS

The Company recorded a net loss for the nine months ended March 31, 2009, ($9,996,483) as compared to a loss of ($6,184,496) for the nine months ended March 31, 2008. This represents a loss per common share of ($0.02) for both periods based upon weighted average common shares outstanding of 592,455,950 and 394,601,102 respectively. Overall, the increased loss is a result non cash charges related to the issuance of common stock and the increase in cost associated with convertible debt securities. This is offset in part by the scale down of research activities, the suspension of development of the IPTV business segment and a significant reduction in personnel expense.

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

On July 1, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment" (SFAS 123R). SFAS 123R revised SFAS 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The Company adopted FAS 123R using the "modified prospective" method, whereby fair value of all previously-granted employee stock-based arrangements that remained unvested at July 1, 2005 and all grants made on or after July 1, 2005 have been included in the Company's determination of stock-based compensation expense .

MATERIAL RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase’s President, Chief Operating Officer and Chairman of the Board of the Company are also officers of Microphase and mPhase’s President and Chairman of the Board are shareholders of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services have been $5,000 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis. During nine months ended March 31, 2008 and 2009 and from inception (October 2, 1996) to March 31, 2009, $60,731, $44,462 and $9,188,056 respectively, have been charged to expense.

As a result of the foregoing transactions as of March 31, 2009, the Company had a $68,846 payable to Microphase.

JANIFAST LTD.

The Company has historically purchased products manufactured by Janifast Ltd, which is owned by Janifast Holdings, a Company in which two directors of mPhase are significant shareholders and one is an officer. The Company previously sold DSL products produced by Janifast Ltd. but has refocused its operations exclusively on its nanotechnology battery product and is not expected to make significant purchases from Janifast Ltd. In 2009, Janifast Ltd, has ceased operations.

During the nine months ended March 31, 2008 and 2009 and the period from inception (October 2, 1996) to March 31, 2009, $0, $0 and $16,031,811 respectively have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations. As a result of the foregoing transactions as of March 31, 2009, the Company had $19,336 receivable from Janifast, which is netted against Due to Related Parties on the Balance Sheet.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. During the nine months ended March 31, 2009 and 2008 finders fees in the amount of $55,000 and were $100,000 respectively were paid to Mr. Biderman’s firm of Palladium Capital Advisors.

In addition, at various points during the most recent nine month period and at various points during the past fiscal year the Messrs, Durando, Dotoli and Smiley provided bridge loans to the Company, evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. During the nine months ended March 31, 2009 many of these bridge loans have been repaid. In addition, all deferred compensation and a significant portion of accrued management fees have been converted into notes. All of the remaining notes are payable on demand and carry a 12% interest rate.

The following is a summary of related party activity during the nine months ended, March 31, 2009 and 2008.

Summary of compensation to related parties for the Nine Months Ended March 31, 2009

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting/Salary	$225,718	$184,000	$137,500			$547,218
Interest	$42,945	$48,992	$1,679			$93,616
Rent					$27,000	$27,000
G&A					$17,462	$17,462
Finders Fees				$55,000		$55,000
Stock based compensation (shares issued)*	$1,215,000	$720,000	$450,000	$180,000		$2,565,000
Stock based compensation (options issued)*	$1,350,000	$810,000	$486,000	$54,000		$2,700,000
Total compensation	$2,833,663	$1,762,992	$1,075,179	$289,000	$44,462	$6,005,296
Common stock issued*	27,000,000	16,000,000	10,000,000	4,000,000		57,000,000
Options issued (5 years @5 cents)	50,000,000	30,000,000	18,000,000	2,000,000		100,000,000

Summary of compensation to related parties for the Nine Months Ended March 31, 2008

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting/Salary	$295,200	$211,500	$150,000			$656,700
Interest	$19,170	$2,953	$14,340			$36,463
Rent					$45,000	$45,000
R&D					$28,152	$28,152
Other					$26,420	$26,420
Total compensation	$314,370	$214,453	$164,340	$0	$99,572	$136,035

Summary of payables to related parties as of March 31, 2009	Durando	Dotoli	Smiley	Microphase	Janifast	Total
Notes payable	$617,582	$450,756	$264,225			$1,332,563
Deferred Compensation	$0	$0				$0
Due to Officers/ Affiliates	$17,000	$17,000		$68,846	($19,336)	$83,510
Interest Payable	$42,945	$48,992	$1,679			$93,615
Total Payable to Officers	$677,528	$516,748	$265,903	$68,846	($19,336)	$1,509,688

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred development stage losses of 7,393,437  and negative cash flow from operations . The auditors report for the fiscal year ended June 30, 2008 includes the statement that “there is substantial doubt of the Company’s ability to continue as a going concern”. As of March 31, 2009, the Company had a negative net worth of ($3,823,591) compared to a negative net worth of ($2,804,853) as of June 30, 2008.

The Company has Securities Purchase Agreements with several investors (see Note #4) which potentially allow the Company to access additional funding of $3,550,000. Such facilities should provide adequate working capital to the Company through the end of the current fiscal year and into the half of FYE June 30 2010. Draws under these facilities for the nine months ended March 31, 2009 have amounted to $1,400,000 (payments under notes receivable). While the Company believes these facilities will fund short term capital needs it may from time to time be required to supplement such funding. In the longer term, we estimate that the Company may need to raise approximately $5.0 million above funding anticipated through payment of associated notes receivable. Such monies will be necessary to fund further development and commercialization of its SmartBattery products. The Company does not expect to derive any significant revenue from the sale of its Nanotechnology products until the second quarter of FYE June 30, 2010.

MANAGEMENT'S PLANS

The Company has shifted its focus to the development of its commercial emergency flashlight product and its Phase II U.S. Army Grant using the science of Nanotechnology. The Company does not expect to derive any material revenue from either of these products until the second quarter of fiscal year 2010.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at March 31, 2009.

ITEM 4.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c and of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective (as defined in Rules 13a – 15(e) or 15d – 15(e)). There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. The Company is in the process of considering changes in internal controls that improve potential weaknesses as stated in our annual report (10K).

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Legal Proceedings

On November 9, 2007, Magpie Telecom Insiders, Inc ("Magpie") filed a lawsuit in the Federal District Court in the State of Colorado alleging a breach of contract by mPhase in connection with a Statement of Work dated July 10, 2006 in connection with software supplied by Magpie for mPhase's TV+ solution. The claim alleges the failure of mPhase to make payments amounting to $679,969 under the contract. mPhase believes it has certain affirmative defenses to the claim including deficiencies in the software delivered by Magpie and failure to deliver support services by Magpie. mPhase has counterclaimed against Magpie asserting that the software delivered was not of "carrier class" standards required in the telecommunications industry and that Magpie sold or attempted to sell mPhase common stock received in connection with a modification of the payments due under the Statement of Work in violation of Rule 10b-5 and the Federal Securities Laws. This litigation, was considered to be the culmination of a dispute in the ordinary course of business involving a vendor of mPhase's TV+ solution, it was considered to involve a significant amount of time and legal expenses to defend as to be material to the Company's TV+ solution and a prime cause of the termination by Comstar/Odessa of its TV+ test in September of 2007.

In March of 2009 the Company reached final settlement with Magpie. The terms of this settlement provided for the discharge of all open liabilities ($200,000) and the return of all stock issued to Magpie as previous payment in return for the source codes used in the research. In total the Company received back and cancelled 1,926,470 shares of common stock and recorded the $200,000 discharge of liabilities as settlement income.

The dispute that arose between the Company and Golden Gate Investors (Note 4, arrangement #1) which was reported in our previous 10Q, has been settled. Golden Gate had given the Company notice that an Event of Default under the Securities Purchase Agreement has occurred. This dispute involved the timely conversion of $252,000 of debt into common stock, the required purchase of a second debenture and the payment of $500,000 to the Company which the Company maintains is due upon conversion. The settlement provided for the cancellation of any further draws under the Securities Purchase Agreement dated December 11, 2007 without penalty to either party.

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

No Private Placements occurred in the quarter ending December 31, 2008.

During the quarter ended March 31, 2009, the Company issued 35,000,000 shares of its common stock at $.01 per share in private placements generating net proceeds of $315,000. Related to this transaction was the issuance of 7,660,000 shares as reparations shares to effect repricing, costing an estimated $99,483.

Stock Based Compensation

During the three months ended September 30, 2008, the Company issued 5 year options to purchase 104,675,000 shares of common stock at $.05 per share. The value of such options was estimated to be $2,825,900 using the Black Scholes method, a volatility of 78% and an interest free rate of 1.5%. In addition, 61,750,000 shares of common stock valued at $2,779,650 were issued to employees and consultants. (See note 3).

No such transactions occurred in the quarters ending December 31, 2008 nor March 31, 2009

Conversion of debt securities

During the nine months ended March 31, 2009, $2,589,922 of debt was converted into 193,776,400 shares of common stock. Included in this amount is $75,000 of notes payable to a related party which were sold to an investor for $75,000 cash and subsequently converted into 10,000,000 shares of the Company’s common stock valued at 1.6 cents per share resulting in settlement expense of $85,000. All other debt converted involved long term convertible debentures which are discussed below.

Long Term Convertible Debentures / Note Receivable / Debt Discount and related Interest

The Company has entered into five separate convertible debt arrangements with independent investors.

General

The economic substance of convertible debt arrangements entered into beginning December 2007 was to provide the Company with needed liquidity to supplement the private equity markets.

The form of the transaction may involve the following:

  The receipt of cash
  The issuance of a note payable or debenture from mPhase.
  The issuance of a note receivable due to mPhase
  A Securities Purchase Agreement
  The note payable contains conversion features which permit the holder to convert debt into equity. Such debt is eligible to be converted into the Company’s common stock immediately, thus requiring the recording of the entire liability upfront. Finally, to encourage conversion, a discount from market value was offered.
  The aggregate amount of notes payable exceeded the amount of cash received. As “Consideration” for this difference the Company took back a secured Note Receivable. Security is generally liquid investments of the investor.
  The note receivable provides a commitment to fund mPhase. The notes are secured and collateralized and carry terms which are different from the related note payable and no right of offset exist.

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

A summary of our arrangement is as follows:

Arrangement #1 (Golden Gate Investors)

In December, 2007, the Company received proceeds of $500,000 under a Securities Purchase Agreement. This transaction involves three related agreements: 1) A Securities Purchase Agreement, dated as of December 11, 2007, which may under certain circumstances permitted the Company to draw up to $6.0 of funds; 2) A Convertible Debenture in the amount of $1.5 million, with an interest rate of 7 ¼% and a maturity date of December 11, 2010 and 3) A Secured Note Receivable in the amount of $1.0 million, with an interest rate of 8 ¼% and a maturity date of February 1, 2011 due from the same parties who are the holders of the Convertible Debentures . In March of 2009, by mutual consent of the parties, the Securities Purchase Agreement was terminated. Total draws under this facility were $1.5 million.

Conversion of the outstanding debenture into common shares is at the option of the holder. The number of shares into which this debenture was converted is equal to the dollar amount of the debenture divided by the lesser of $.35 per share or 80% of the 3 lowest Volume Weighted Average Prices during the 20 day trading period prior to conversion. At the time of the transaction (December 11, 2007) the derivative value of the conversion feature was calculated to be $1,678,471. On June 30, 2008, given the decrease in the Company’s stock price, this value had decreased to $322,636. Subsequently, but prior to March 31, 2009 all related debt had been converted and no derivative value balance remained. This has resulted in a credit to earnings for the nine and three month period of $322,636 and $119,091 respectively. In addition, the transaction resulted in a note discount of $1.5 million which has been amortized as expense. During the nine month and three month period ended March 31, 2009, amortization of debt discount amounted to $1,122,649 and $168,625 respectively.

During the first nine months of FYE 2009, $1,365,000 of such debt was converted into shares of common stock and the Company received a total of $950,000 under the provisions of the related Note Receivable.

Arrangement #2 ( St.George Investments, LLC)

In February 2008, the Company entered into a Convertible Debenture transaction which involved the receipt of $500,000 cash, a note payable of $550,000 and the issuance of 3,250,000 shares of stock. The relative fair value of the shares was $105,000. The terms of the debenture provide for a 7.5% interest rate, a due date of February 2012 and conversion privileges equal to 75% of the average of the three lowest prices over the 20 day period prior to conversion. The derivative value of the embedded conversion feature was estimated to be $581,428 on the date of issuance. On June 30, 2008, the derivative value was $142,593 and on March 31, 2009 such value was $28,241 creating a non-cash credit to earnings for the nine month and three month period of $114,352 and $141,806 respectively. The cost of the shares issued and related debt discount is being amortized to expense over the life of the debenture. In the event of default under the note payable the holder is entitled to certain compensatory fees. During the nine and three month period ended March 31, 2009, amortization of debt discount amounted to $456,752 and $247,231 respectively.

During the first nine months of FYE 2009, $483,522 of such debt was converted into 47,094,382 shares of common stock.

Arrangement #3 (JMJ Financial, Inc.)

In April, 2008, the Company received proceeds of $300,000 under a Securities Purchase Agreement. This transaction involves three related agreements: 1) A Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $1,000,000 of funds; 2) Two Convertible Debentures totaling $1,450,000, with a one time interest factor of 12% ($132,000) and a maturity date of March 25, 2011 and 3) A Secured Note Receivable in the amount of $1.0 million, with a one time interest factor of 13.2 % and maturity dates of March 25, 2012 due from the same parties who are the holders of the Convertible Debentures.

Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the 3 lowest Volume Weighted Average Prices during the 20 day trading period prior to conversion. An amendment of December 31, 2008 allowed one conversion of $200,00 of principal at the rate of 70% of the three lowest volume weighted average prices during the 20 day period prior to conversion. And reduced the conversion price from 80% to 75%.

During the first nine months of FYE 2009, $581,400 of such debt was converted into 62,313,213 shares of common stock.

At the time of the transaction the embedded conversion feature of this security was calculated to be $2,493,212. On June 30, 2008, this value had decreased to $284,922. On March 31, 2009, such value had increased to $442,919, creating a non-cash charge to earnings for the nine month period of $157,997 and a three month credit to earnings of $335,748. In addition, the transaction resulted in a note discount which is being amortized as expense over the life of the loan. During the nine and three month period ended March 31, 2009, amortization of debt discount amounted to $755,891 and $375,640 respectively.

Draws under the Note Receivable for the nine month period ending March 31, 2009, have totaled $250,000. The Note Receivable is collateralized by $1 million of Blue Chip Stocks.

Arrangement #3A (JMJ Financial, Inc.)

On December 31, 2008, the Company entered into a second agreement with JMJ Financial. This transaction involves; 1) A Convertible Debenture in the amount of $1.1 million, plus a one time interest factor of 12% ($132,000) and a maturity date of December 31, 2011 and 2) A Secured Note Receivable in the amount of $1.0 million, plus a one time interest factor of 13.2% ($132,000) and maturity date of December 31, 2012 due from the same parties who are the holders of the Convertible Debentures. No cash was exchange relative to this agreement.

Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the 3 lowest Volume Weighted Average Prices during the 20 day trading period prior to conversion. As of December 31, 2008 the embedded conversion feature of such security was $622,222 and the debt discount valued at $722,222. As of March 31, 2009 , the value of embedded conversion feature has decreased to $467,304 creating a credit to earnings of $154,918 while the debt discount has been amortized by $60,185 to $662,037.

Arrangement #4 (LaJolla Cove Investors, Inc.)

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

Conversion of outstanding debentures into common shares is similar to the terms of Arrangement #1. At the time of the transaction (September 11, 2008) the embedded conversion feature of this security was calculated to be $1,176,471. On March 31, 2009, this value had decreased to $683,333, creating a non-cash credit to earnings for the nine month and three month period of $493,138 and $225,758 respectively. In addition, the transaction resulted in a note discount which is being amortized as expense over the life of the loan. During the nine and three month period ended March 31, 2009, amortization of debt discount amounted to $228,758 and $98,039 respectively.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8?K

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

REPORTS ON FORM 8-K

Form 8-K dated January 20, 2009 announcing a new funding from JMJ Financial Corp and the issuance of $1.1  million of convertible debentures

Form 8-K dated January 30, 2009 announcing a material contract with Eagle Picher, LLC

Form 8-K dated March 12, 2009 amending form 8K dated December 5, 2008 providing further information with respect to a contract with  Porsche Design Studio.

Form 8-K dated March 17, 2009 announcing a settlement of litigation with Magpie Telecom Insiders Inc.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: May 15, 2009	By: /s/	Martin S. Smiley
Martin S. Smiley
Executive Vice President Chief Financial Officer and General Counsel