Form 10-K
period 2009-06-30
MPHASE TECHNOLOGIES INC
filed 2009-10-07
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
FOR THE YEAR ENDED JUNE 30, 2009

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

As of September 19, 2009 there were approximately 1,103,089,650 shares of common stock, $01 par value, outstanding and the aggregate market price of shares held by non-affiliates was approximately $23,813,528 (Based upon a closing common stock price of $.024 on September 19, 2009 solely for the purpose of calculating the preceding amount, all directors and officers of the registrant are deemed to be affiliates.)

mPHASE TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2009

TABLE OF CONTENTS

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

General Description of the Business

mPhase Technologies, Inc., is a publicly-held New Jersey company founded in 1996 with over 19,000 shareholders and approximately 870 million shares of common stock outstanding as of June 30, 2009. The Company’s common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. The Company has offices in Little Falls and Newark, New Jersey as well as Norwalk, Connecticut.

mPhase is a development-stage company specializing in microfluidics, microelectromechanical systems (MEMS) and nanotechnology. The Company develops nanotechnology-enabled products for commercial and military applications. The Company’s flagship product is its Smart NanoBattery providing Power On Command™. The new well-patented battery technology, based on the phenomenon of electrowetting, offers a unique way to store energy and manage power.. Features of the Smart NanoBattery include: potentially infinite shelf life, environmentally friendly design, fast ramp to power, programmable control, and direct integration with microelectronic devices. The platform technology behind the Smart NanoBattery is a porous nanostructured material used to repel and precisely control the flow of liquids. The material has a Smart Surface that can potentially be designed for other innovative products such as self-cleaning applications, water purification/desalination, liquid filtration/separation, and environmental cleanup.

mPhase has been awarded a Phase II Small Business Technology Transfer Program (STTR) grant, part of the Small Business Innovation Research (SBIR) program, from the U.S. Army for continued development of its Smart NanoBattery as a reserve battery for a critical computer memory application.

In a separate effort, mPhase has also developed a mechanically activated reserve battery. As a result of a unique combination of battery and mechanical engineering, such reserve battery also has a potentially infinite shelf-life. The battery is part of the Company’s new Emergency Flashlight product line that is currently being designed by and co-branded with Porsche Design Studio a premiere world-class company specializing in high-end accessory products for the luxury automotive manufacturer.

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

In its Smart NanoBattery, mPhase exploits the physical phenomenon of electrowetting by which a voltage is used to change the wetting properties of a liquid/solid interface at the nanometer scale. Consider water as the liquid. Through electrowetting, mPhase can change a surface from what is referred to as a hydrophobic (“water fearing”) state to a hydrophilic (“water loving”) state. In the hydrophobic state, the water beads up or is repelled by the surface. In the hydrophillc state, the water spreads out or is absorbed by the surface. The ability to electronically control the wetting characteristics of a surface at the nanometer scale forms the basis of mPhase’s nanotechnology operations and intellectual property portfolio.

In the Smart NanoBattery application, mPhase uses electrowetting as a new technique to s activate or literally “turn on” a battery once it is ready to be used for the first time.. At the heart of the Smart NanoBattery is a porous, nanostructured superhydrophic or superlyophobic membrane designed and fabricated by mPhase. The so-called superhydrophobic membrane applies to water and the superlyophobic membrane applies to nonaqueous or organic liquids such as ethanol or mineral oil. The difference between the two membrane types lies in the nanoscale architecture at the surface. By virtue of its superhydrophobic or superlyophobic character, the membrane, although porous, is able to physically separate the liquid electrolyte from the solid electrodes so that the battery remains dormant or inactive, thus providing no voltage, or current until called upon. This electrolyte-electrode separation gives the battery the feature of potentially unlimited shelf life and the benefit of being always ready when needed, which is not necessarily the case for conventional batteries. Electrowetting alters the liquid/membrane interface so that the liquid is now able to flow over the membrane’s surface and rapidly move through the pores where it is able to contact the solid electrode materials located on the other side of the membrane.

mPhase uses MEMS, to precisely control the machining of silicon-based materials at the micrometer and nanometer scales. This ability has led to the Company’s proprietary membrane design that controls the wetting and movement of liquids on a solid surface. mPhase uses microfluidics to control the flow of liquid electrolyte through the porous membrane and is also the basis for other possible applications such as self-cleaning surfaces, filtration and separation and liquid delivery systems.

mPhase has also developed a manually-activated lithium reserve battery using an innovative industrial and mechanically-engineered design. The battery is activated by a unique triggering mechanism that rapidly releases and distributes the liquid electrolyte inside the battery. The electrolyte immediately contacts the battery’s solid electrodes to produce electric power. Unlike conventional batteries that have relatively short shelf lives prior to initial use of the flashlight, the mPhase reserve battery has a shelf life of over 20 years.

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

Also in July of 2007, mPhase formed a new wholly-owned subsidiary, Always Ready, Inc., to focus on the development of its nanotechnology products. The Company has used this subsidiary as a division of the Company in order to develop increasing brand recognition of its battery products. The Company decided in September of 2007 to transfer its development work out of Bell Labs (Alcatel/Lucent) in order to ace;erate and broaden its nanotechnology product commercialization efforts. Bell Labs had engaged in its battery research and development for the Company for zinc-based batteries and was limited since it did not have facilities capable of handling lithium chemistry. mPhase has continued to work with Rutgers ESRG which has facilities capable of handling lithium based batteries and has also engaged in work with foundries and other companies to supply essential components, fabricate prototypes, and plan manufacturing approaches. These companies currently include Silex, a well-respected silicon foundry in Sweden and Eagle Picher, a well known battery designer and manufacturer that focuses on high-end batteries for military applications located in Joplin, Missouri.

In February of 2008, the Company announced that a prototype of its Smart NanoBattery was successfully deployed in a gun-fired test at the Aberdeen Proving Ground at Maryland. The test was conducted by the U.S. Army Armament Research and Development and Engineering Center (ARDEC) of Picatinny, New Jersey. The battery not only survived the harsh conditions of deployment at a gravitational force in excess of 45,000 g, but was also flawlessly activated in the process.

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

Also, in April of 2008, the Company announced that it had successfully produced its first lithium-based reserve battery with a soft or pouch package and breakable separator (in place of the electrowettable membrane) that relies on mechanical rather electrical activation to provide Power On Command™. The Company believes that it is a significant milestone in moving from a low energy density zinc-based battery to a higher energy density lithium-based battery towards proving that this mechanically-activated reserve battery will eventually be economically and commercially viable.

During the fiscal year ended June 30, 2008 the Company has continued to refine and improve prototypes of its manually-activated reserve battery as well as made significant progress in its Smart NanoBattery development in connection with meeting the specifications and requirements of the Phase II grant received from the U.S. Army. Such grant was renewed for a second year by the Army on August 27, 2009

Emergency Flashlight

On December 5, 2008 mPhase Technologies, Inc. signed a contract with Porsche Design Gesellschaft m.b.H., Flugplatzstrasse 29, A,S700 Zell am see. Austrla [“Porsche Design’ Studio”], to design a premium version of the AlwaysReady Emergency Flashlight. The flashlight will contain mPhase’s proprietary mechanically-activated lithium reserve battery. The battery contains a breakable barrier that separates the solid electrodes from the liquid electrolyte until the battery is manually activated. Unlike traditional batteries, the mPhase battery remains in an inert state with no leakage or self-discharge until activation. The mPhase battery is designed to have an almost infinite shelf life making it ideal for emergency lighting applications. The premium flashlight will be marketed as an accessory for automobile roadside emergency kits.

On January 29, 2009, the Company announced that it has contracted with EaglePicher Technologies to design and manufacture in small quantiites its mechanically-acitvated battery that will be used in the its new Emergency Flashlight. EaglePicher was selected for the project because of their experience in custom and standardized power solutions for the extreme environments of aerospace and military applications as well as medical and commercial applications.

The reserve battery is a manually activated lithium cell designed to provide Power On Command. The battery remains dormant until “turned on” by the user. It will be built to the highest standards with a minimum storage life of 20 years. Once activated, the reserve battery is expected to deliver the electrical performance of a standard primary CR123 battery used in many portable electronic applications today.

EaglePicher Technologies, LLC (EPT), and EaglePicher company, is a world leader in custom and standardized power solutions for the extreme environments of aerospace and military applications as well as medical and commercial applications. The company specializes in design and manufacture of battery cells, battery packaging, battery management systems (BMS), analysis, environmental testing, and energetic devices. Active in battery development and testing since 1922, EPT has the most experience and broadest capability in battery electrochemistry of any battery supplier.

Magnetometer

In March of 2005, the Company entered into a second Development Agreement for 12 months at a cost of $1.2 million with the Bell Labs to develop MEMS-based ultrasensitive magnetic sensor devices, also known as magnetometers, that could be used in military and commercial electronics (e.g., cell phones) for determining location, as well as in portable security and metal detection applications. The agreement was renewed in April of 2006 for another 12 months. Although proven to work in the lab, the magnetometer technology could not be scaled up as quickly and as cost effectively as the battery. The project was suspended in September 2007 so that all technical resources could be allocated to the battery project. The Company is entitled to certain royalties from the Magnetometer if Alcatel/Lucent ultimately generates revenues from the product.

IPTV

Historically, the Company since its inception has focused upon developing innovative solutions for the delivery of Broadcast Television as part of a “triple play” of services that includes voice and high-speed internet for telephone service providers globally. Beginning in fiscal year 2004, the Company began developing Broadcast television delivery solutions through software/middleware designed to enable telephone service providers to deliver video data using internet protocol. The Company’s middleware/software is highly scalable, potentially saving telephone service providers significant hardware deployment costs for routers and servers required for the carrier class delivery of broadcast television using internet protocol. Such solution potentially expands the content of available information from the internet into broadcast quality television. The Company’s middleware is capable of delivering over copper, fiber, coax or any infrastructure representing a combination of the foregoing that is used by a telecommunications service provider. The Company has not to date been able to derive any significant revenue from our TV+ solution.

Because the roll-out of broadcast television using internet protocol has been a lengthy process for major service providers in the United States, the Company has suspended development of new features for its TV+ solution in order to conserve financial resources pending further development in the U.S. market. All inventory has been written off and all strategic alternatives relative to this business segment including the valuation and sale of assets or licensing of the technology are being evaluated.

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

mPhase’s platform technology is the Smart Surface. By being able to control the surface properties of materials down to the nanometer scale, new and improved devices can be designed and built that may lead to compelling business opportunities. One type of smart surface of particular interest allows the properties to be changed in response to an external stimulus.

Initially, mPhase’s development focused on MEMS devices by manipulating the surface of silicon materials – the same material used to make microelectronic materials and devices. Using physical and chemical processes, the surface of the silicon is modified to make solid porous structures known as membranes. This is where microfluidics comes into play. These membranes can be used to selectively control the flw of liquids through the pores or openings at the micrometer length scale.

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

As mPhase’s research and development efforts evolve, in addition to silicon materials, the ability to control the surface properties of materials can be extended to other substances such as polymers, ceramics, metals and fibers as examples, providing opportunities for our platform technology to be used in a range of potential applications such as energy storage and power management for portable electronics and microelectronics, self-cleaning surfaces, filters for water purification or desalination systems, materials for environmental remediation that separate liquids or solvents, and other situations where the control of the interaction of a solid surface exposed to a liquid is vitally important.

Smart NanoBattery

Battery technology has changed little in its fundamentals over the past 150 years. As a result, ordinary batteries begin dissipating energy as soon as they are assembled and therefore have limited shelf life. Chemistries are fixed inside the package so the user cannot interact with the contents to program functionality. The size and form of batteries have not kept pace with the miniaturization of electrical components, microprocessors and integrated circuits. As a result, the optimal implementation of an electronic device is not always achieved. Some batteries contain chemicals that are not considered safe or environmentally friendly (“green”). This makes disposal a potential issue.

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

The Smart NanoBattery, mPhase’s first smart surface product, has a unique architecture that enables a shelf life of decades, remote activation, programmable control, scalable manufacturing, and adaptability to multiple configurations. The value proposition to the end user is to have a source of energy or power that is literally always ready - reliable, convenient, low cost - a battery guaranteed to work at full capacity when and where you need it.

The Smart NanoBattery can conceivably supply power “on command” to a wide variety of portable electronic and microelectronic devices used in military, medical, industrial, and consumer applications.

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

Other Products

As its first commercial product, mPhase is developing an emergency flashlight using a mechanically-activated lithium reserve battery with a patent-pending breakable separator in place of the electrowettable membrane used in the Company’s Smart NanoBattery. The emergency flashlight is envisioned as a compact device that would be activated with a simple push-button switch to provide Power On Command™ in the event of an emergency. The device would be kept in the glove compartment of a car, on boats, trains or planes, coupled with fire extinguishers, packed with safety, first aid and survival kits.

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

On March 26, 1998, the Company entered into a Licensing Agreement with Georgia Tech Research Corporation (“GTRC”) in which mPhase became the exclusive licensee of all patents received by GTRC in connection with development of the legacy Traverser DVDDS. GTRC is entitled to receive a royalty equal to 5% of gross sales of the Traverser DVDDS and 30% of any “lump sum payments” received in connection with revenues received by mPhase from the Traverser DVDDS product under the terms of its license, as amended. The Traverser DVDDS has been replaced by the Company’s IPTV solution.

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

On March 14, 2000, mPhase entered into an agreement with BMW Manufacturing Corp., located in South Carolina. Under the agreement, the Company installed its legacy Traverser DVDDS product for BMW’s telephone transmission network at an automotive manufacturing plant to enable video broadcast of information to its employees. Such system was replaced with a competitor’s network during fiscal year 2007.

In December of 2001, Hart Telephone company located in Hartwell, Georgia completed the building and development of its digital headend enabling Hart to test the Company’s legacy Traverser DVDDS product with approximately 20 customers receiving about 80 channels of television services utilizing such platform.

In May of 2002, mPhase initiated discussion for development of a cost-reduced set top box (INI) with the Bell Laboratories division of Lucent Technologies, Inc.

Effective December 1, 2002, mPhase entered into a Development Agreement with the Bell Laboratories division of Lucent Technologies, Inc. for the development of mPhase’s broadcast television switch as an integrated platform with the Lucent Stinger DSL Access Concentrator.

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

On April 4, 2003, mPhase entered into a Systems Integration Agreement with Lucent Technologies. Under the terms of such an agreement mPhase has been given the exclusive rights to sell worldwide as a ‘bundled’ solution the Stinger in connection with mPhases’s BTS.

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

As of November 14, 2006, the Company entered into a Common Amendment to its Statement of Work with Velankani Systems Technologies, Inc. rescheduling certain payments due for software integration services for the Company’s IPTV solution performed by Velankani for mPhase including a conversion of a portion of the outstanding payable to mPhase common stock at $.17 per share.

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

On February 22, 2007, the Company entered into a new Statement of Work with Espial Group, Inc for Integration of its EVO software to the Bitband Server for two set top boxes manufactured by Amino and Tilgin respectively in connection with mPhase’s IPTV solution. The Company simultaneously entered into a Payment Agreement with Espial Group, Inc rescheduling certain payments owed by the Company for services performed in connection with software development of its IPTV solution.

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

On June 20, 2007, the Company announced that it is forming a new subsidiary, Granita Media, Inc. (“Granita”), a Delaware corporation, that will provide targeted advertising to users of the TV+ middleware solution. Through the use of specific viewer demographics such as age, gender and defined consumer preferences, the Company believes that a new form of broadcast television advertising could develop that is more powerful and focused than is currently being used by broadcasters. It is believed that targeted advertising software to be developed by Granita will enhance mPhase’s middleware by offering a source of additional revenues for a telephone service provider deploying IPTV. mPhase planed to fund the new company initially through up to $500,000 of equity to be provided by employees and additional outside institutional financing which will involve the sale of up to 10% of the common stock of Granita with mPhase retaining 90% of the stock of Granita. The financing of the new company was unsuccessful and its employees were terminated or resigned between October and December of 2007.

On July 6, 2007, the Company announced that it has executed with Double U. Master Fund, L.P., a limited partnership organized under the laws of the British Virgin Islands, a Private Equity Credit Agreement for an aggregate of up to $6 million in financing through the sale, from time to time, of the common stock of the Company at a 14% discount to its market value (determined as set forth in detail in the Private Equity Credit Agreement). The terms of the Agreement provide that mPhase will have the option to “PUT” up to $300,000 of its common stock to the Partnership per month upon the effectiveness of a Form S-1 Registration Statement covering such shares of common stock. Under the terms of the Agreement, the Company is not obligated to draw any minimum amount of money under the Private Equity Credit Line

On July 18, 2007, the Company announced the award of a Phase I US Army Small Business Technology Transfer (STTR) Program Grant. This award is a Phase I six month research effort to develop a 30 plus year shelf life, low power, green battery (coin cell or similar) that will continuously power a static random access memory circuit for a computer device. SRAM is a common type of digital memory chip used in a wide variety of electronic systems for data storage. During the six month research period, the team will characterize the design, conduct capacity and stability measurements of a reserve style power cell based on Lithium chemistry. Long term stability and shelf life is achieved by initially separating the active materials of the power cell during storage, and controlling the activation of the cell until needed to provide power. This research program extends the design of the company’s smart battery to support the use of non-water based electrolytes that are commonly used in lithium based batteries. Lithium batteries are favored for powering many different types of electronic devices due to their higher voltage and power requirements that can be supplied by more common alkaline batteries. The Phase I grant, valued at $100,000, will enable the Company to competitively compete for a Phase II award as an avenue used by U.S. government defense agencies to adopt advanced technology for commercialization and use. Rutgers University will support the Company and its newly formed subsidiary AlwaysReady, Inc. during the award period as a subcontractor under the award guidelines.

On August 21, 2007, the Company announced the acquisition of a 10% stock ownership position in Sovereign Tracking Systems LLC, a company located in New Jersey with a patent covering active, real-time, tracking systems that use radio frequency identification tags to secure high-end personnel tracking and monitoring systems. The Company believes that, although such company faces severe financial challenges, such patent could potentially compliment and enhance the Company’s smart battery application being developed through AlwaysReady, Inc. a wholly-owned subsidiary.

On September 5, 2007, the Company announced that it had made significant progress, pursuant to the requirements of the STTR grant, in developing a prototype of a lithium manganese dioxide prototype of its SmartBattery product.

On October 19, 2007, the Company announced that in connection with the settlement and dismissal of a civil law suit originally filed on November 16, 2005 by the Securities and Exchange Commission in the Federal District Court in the District of Connecticut, the SEC issued a Cease and Desist Order and certain remedial sanctions against two officers of mPhase Technologies, Inc. (the “Company”). The civil suit was filed against Packport.com, Inc. a Nevada corporation, Microphase Corporation, a Connecticut corporation, a company that provides administrative services to the Company and shares common management with the Company, and others. The two officers of the Company were Mr. Ronald A. Durando, President and Chief Executive Officer and Mr. Gustave T. Dotoli, the Chief Operating Officer. The Civil suit by the SEC named as respondents Mr. Durando, Mr. Dotoli and others in connection with their activities as officers and directors of Packetport.com. The cease and desist order from the SEC found that (1) All parties had violated Section 5 of the Securities Act of 1933, as making unregistered offers or sales of Packetport.com common stock. (2) Mr. Durando and Mr. Dotoli had violated Section 16(a) of the Securities Exchange Act of 1934, as amended, and Rule 16(a) thereunder by failing to timely disclose the acquisition of their holdings on Form 3’s and (3) Mr. Durando had violated Section 13(d) of the Securities Exchange Act of 1934, as amended, for failing to disclose the acquisition of more than five percent of the stock of Packetport.com. Under the order Mr. Durando was required to disgorge $150,000 and Mr. Dotoli was required to disgorge $100,000. The Company was not named as a party to the civil suit. More information regarding the detailed terms of the settlement can be found in SEC release No 8858 dated October 18, 2007 promulgated under the Securities Act of 1933 and SEC Release No. 56672 dated October 18,2007 promulgated pursuant to the Securities Exchange Act of 1934. Mr. Durando and Mr. Dotoli have continued to serve as officers and directors of the Company. Mr Durando and Mr. Dotoli together with Microphase corporation and others, without admitting or denying the findings of the SEC, except as to jurisdiction and subject matter, have consented to the entry of the Order Instituting Cease and Desist Proceedings, Making findings and Imposing a Cease and Desist Order and Remedial Sanctions pursuant to Section 8A of the Securities Exchange Act of 1933 and Section 21C of the Securities Exchange Act of 1934.

On October 30, 2007, together with its subsidiary Granita Media, Inc, jointly announced that Comstar/Odessa, a major provider to telecommunications services in the Ukraine, had terminated the trial of the Company’s TV+ solution.

On November 2, 2007, the Company announced the retirement of Mr. Necdet F. Egrul at the age of 84 from the Company’s Board of Directors.

On February 20, 2008, the Company announced that a prototype of its smart reserve nanobattery was successfully deployed and activated by the resulting g force in a gun-fired test at the Aberdeen Proving Grounds in Maryland. The test was conducted by the U.S. Army Armament Research, Development, and Engineering Center (ARDEC) of Picatinny New Jersey. In this test, the AlwaysReady battery delivered power to the test load inside the standard military anti-tank round (M830A1 or HEAT-High Explosive Anti Tank) and demonstrated extreme resiliency, surviving the harsh environment as well as the high acceleration at a g-Force in excess of 45,000 (One “g” is equal to the pull of gravity at sea level). The gun-fired test was part of a prototype evaluation process that the U.S. Army is conducting as part of its CRADA (Cooperative Research and Development Agreement). The Company’s Engineers collaborated with those at Picatinny involved in the development of precision guidance components to successfully package this reserve electrochemical storage system to operate during the gun-firing and flight environment of a very high “g” round. The developmental qualification work, prior to the live test firing, was performed using Picatinny’s air gun test facilities by subjecting battery prototypes to various launch accelerations and various design iterations. The test validated the performance of the AlwaysReady battery with a current armament used by the Army. The Company has stated that its goal is to potentially incorporate this battery technology into smart, gun-fired munitions programs being developed by Picatinny.

On May 2, 2008, the Company announced that it had produced its first lithium-based battery that can be manually activated by providing power on command with a significantly longer shelf life prior to initial activation than those found in other batteries. The battery can be activated by command wirelessly from a remote location by a radio frequency signal giving it added mobility for sensor and similar applications.

On September 9, 2008, the Company announced that it had been awarded a Phase II Small Business Technology Transfer Program (STTR) grant, part of the Small Business Innovation Research (SBIR) program, from the U.S. Army for continued development of a reserve Smart NanoBattery for a critical computer memory application.

On September 17, 2008 the Company announced that its breakthrough research in microfluidics on understanding how micro- and nanostructured surfaces could be engineered to have properties for repelling water and other types of liquids potentially used in consumer applications to enable self-cleaning surfaces such as shower doors or windows and other materials used in self-cleaning systems.

On September 23, 2008,the Company announced that it had produced compact reserve lithium battery prototypes with a manually activated breakable separator capable of powering a high-intensity emergency flashlight for more than two hours continuously at full brightness. The work was done in conjunction with Eagle Picher a respected battery design and development firm located in Joplin, Missouri. mPhase stated that it is pursuing the concept of using a reserve battery with a breakable separator in a high-intensity emergency flashlight either as the primary power supply or as a reliable source of backup power. Cylindrical and planar battery and flashlight designs are possible. These flashlights may be equipped with either a krypton bulb or light emitting diode (LED), the choice depending on the required brightness and runtime characteristics. A manually activated breakable separator technology has been created that is analogous to that of the AlwaysReady Smart NanoBattery with the patented electrowettable membrane, both of which keep the liquid electrolyte separate from the solid electrodes until the battery is actually needed. This provides a battery with potentially infinite shelf-life that will not lose power while sitting on the shelf or in storage. Whereas the electrowettable membrane is activated by applying a voltage at the interface between the liquid and membrane surface, the breakable separator is manually activated through a well-defined physical force. The result in both cases is that the liquid electrolyte mixes with the solid electrodes thus releasing the stored energy and 3 volts of power when lithium chemistry is employed.

On December 5, 2008 the Company announced that it had signed a contract with Porsche Design Gesellschaft m.b.H., Flugplatzstrasse 29, A,S700 Zell am see. Austria [“Porsche Design’ Studio”], to design a premium version of the AlwaysReady Emergency Flashlight. The flashlight will use mPhase’s proprietary lithium reserve battery. The battery contains a breakable barrier that separates the solid electrodes from the liquid electrolyte until the battery is manually activated. Unlike traditional batteries, the mPhase battery remains in an inert state with no leakage or self-discharge until activation. The mPhase battery is designed to have an almost infinite shelf life making it ideal for emergency lighting applications. The premium flashlight will be marketed as an accessory for automobile roadside emergency kits.

On January 15, 2009 the Company announced that its SmartNanoBattery being developed pursuant to a Phase II Army Grant for a critical mission computer backup reserve battery may also have wider application for unattended electronic ground sensors that provide mission critical information for military operatives.

On January 29, 2009 the Company announced that it had contracted EaglePicher Technologies to manufacture the reserve battery that will be used in its emergency flashlight. EaglePicher was selected for the project because of their experience in custom and standardized power solutions for the extreme environments of aerospace and military applications as well as medical and commercial applications.

On March 9, 2009,in reaction to the new Economic Stimulus Plan, the Company announced that it will pursue funding opportunities arising from the $2 billion allocated for advanced battery technology. The mPhase/AlwaysReady Smart NanoBattery has the potential to impact new energy efficient vehicle applications. Eligibility for the $2 billion in competitive grants to support manufacturing advanced vehicle batteries and components is to be determined by the Department of Energy, with a final decision made by the Office of Energy Efficiency and Renewable Energy. Under the Economic Stimulus Plan the Department of Energy must provide facility funding awards to manufacturers of advanced battery systems and vehicle batteries produced in the United States, including advanced lithium ion batteries, hybrid electrical systems, component manufacturers, and software designers. The Company believes that a rechargeable version of the Smart NanoBattery can be designed with lithium ion chemistry for a wide range of energy-efficient applications.

On March 17, 2009 the Company announced that, effective March 13, 2009, it entered into a Settlement Agreement with Magpie Telecom Insiders, Inc. (“Magpie”) of a lawsuit filed by Magpie against the Company in November 2007 in the Federal District Court for the District of Colorado. Neither party made any admission of liability in connection with the settlement. As a result of the settlement the Company will remove from its liabilities $175,000 in Accounts Payable and cancel 1,926,470 shares of its common stock issued to Magpie and returned under the settlement to the Company. The terms of the settlement otherwise resulted in no material change in circumstances to the Company.

On March 18, 2009, the Company announced that it had received the first working model for the Emergency Flashlight from the Porsche Design Studio in Zell am See, Austria representing a major step forward as the Company prepares for the initial product launch.

On June 23, 2009, the Company announced that it had achieved a major milestone in the development of its Smart NanoBattery Technology. mPhase reported that it has successfully manufactured a six-inch silicon-based wafer containing its key membrane (separator) technology. This separator is responsible for keeping the Smart NanoBattery’s chemicals separated until activated. The membrane’s unique surface and structure allows for control of a liquid on a nanostructured surface.

On August 5, 2009, the Company announced that it had completed the first functional prototype of its lithium Reserve Battery that will function in the Company’s emergency flashlight. The prototype is the first time the mPhase battery technology has come together in a “ready for production” prototype. The mPhase lithium reserve battery stores energy until it is literally “turned on.” It is manually activated by a unique triggering mechanism that rapidly releases and distributes the liquid electrolyte inside the battery. The electrolyte immediately contacts the solid electrode materials to produce 3 volts. The reserve battery is designed for backup power and emergency applications. With a shelf life of over 20 years, the mPhase lithium reserve battery will allow the its emergency flashlight to function as a reliable emergency light source in countless situations.

On August 6, 2009, the Company announced that it had completed the first fully functional prototype of its emergency flashlight. A world renowned automobile design firm created a sleek design to accompany the flashlight’s unparalleled functionality. The new illuminator features mPhase’s first reserve battery that allows for backup power to be always ready through a simple activation method.

On August 27, 2009 the Company announced that its Phase II grant from the United States Army had been renewed for a second year.

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

NanoBattery

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

mPhase’s current flagship product is its Smart NanoBattery that has a significant longer shelf life prior to initial activation than that of conventional batteries. The Smart NanoBattery has potentially significant applications for critical mission power sources that must be reliable and available upon command by the electronic device it is powering. Such applications involve, emergency flashlights and beacons, back -up power sources for computers and life support products, as well as significant military applications where critical mission backup power is essential for weapons control computers and electronic warfare equipment used in combat. Other potential military applications include power sources activated by g forces for guided munitions.

The Smart NanoBattery utilizes a proprietary technology developed over a period of 5 years. The battery design, prior to initial activation, has a membrane that separates the electrolyte and electrodes used to generate power. Conventional batteries do not provide for such separation and therefore their power begins to dissipate prior to the first time they are activated causing them to loose capacity. Conventional batteries have significant limits upon how long they can be stored prior to their first activation and in providing a reliable source of power required for critical applications requiring portable power supplies.

Emergency Flashlight

In April of 2008 mPhase successfully produced its first lithium-based breakable separator. This provided the basis of a new reserve battery product that relies on mechanical rather than electrical activation to provide Power on Command. In contrast to the Company’s SmartNanoBattery product that is being developed using the science of nanotechnology and relies on an electro wetting membrane, this reserve battery is designed for mechanical rather than electrical activation. Such reserve battery is based upon an innovative mechanical and battery engineering design involving that is activated by puncturing a soft pouch containing electrolyte. Such reserve battery has been especially designed to be used in the Company’s new emergency flashlight product. Such reserve battery is being designed for the Company by Eagle Picher, a major U.S. battery designer and the flashlight is being designed for the Company by Porsche Design Studio.

Magnetometer: Further Development Suspended in 2007 (See also description of operations)

In March of 2005, the Company engaged the Bell Labs division of Lucent Technologies, Inc. to develop, using the science of nanotechnology both a low and high sensitivity magnetometer for both military and commercial use.

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

Magnetometers work by sensing changes in magnetic fields due to the motion of magnetic objects or changes in electrical currents generated by those objects. The magnetometer detects these objects by measuring time-varying magnetic signals that are superimposed on the combination of earths background field used to orient compasses) and static magnetic fields due to near- by magnetic objects. In March of 2007, the Company ceased development with Alcatel/Bell Labs of its Magnetometer product in order to conserve financial resources.

TV+ Solution: Further Development Suspended in 2007(See also description of operations)

As mentioned previously, the roll-out of broadcast television using internet protocol has been a lengthy process for major service providers in the United States, the Company has suspended in November of 2007 development of new features for its TV+ solution in order to conserve financial resources pending further development in the U.S. market. All inventories have been written off and all strategic alternatives relative to this business segment, including the sale or licensing of the intellectual property are being evaluated.

Competitive Business Conditions

Battery Segment

The design and functionality of the mPhase/AlwaysReady lithium Smart Nanobattery make it unique to the portable electronics battery market segment.. To the best of our knowledge, there is no existing product that directly competes with the Smart NanoBattery that combines small size with a reserve design. As a reserve battery, the Smart NanoBattery remains dormant until it is activated on command. It does not self-discharge or die prior to its first activation, thereby offering extremely long shelf life prior to use as either as a primary or backup battery in a device. Shelf life is projected to be in excess of twenty years.

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

Flashlight Market

The Company believes that there may be a significant market for a high-end emergency flashlight containing its mechanically activated reserve battery. The need for absolute reliability in many emergency situations includes those of fire, police and other emergency service providers. In addition to providing an emergency light source, when needed, the Flashlight being developed with such lithium reserve battery will have a port capable, in the alternative to providing light, of recharging a cellular telephone produced by Porsche Design Studio as well as those of other major cellular telephone providers. Since the market for new and innovative portable electronic batteries continues to expand, especially in the field of wireless hand-held devices, the Company believes that its emergency flashlight and reserve battery may benefit significantly from such trend.

Outsourcing

Research and Development

The Company practices an outsourcing model whereby it contracts with third party vendors to perform research and development rather than performing the bulk of these functions internally. For current development of its Flashlight and Reserve Battery, the Company has outsourced the majority of the work It also maintains a small core R/D staff of engineers and scientists in the fields critical for the battery development. From February of 2004 through March of 2007 the Company engaged Lucent/Bell Labs to develop, using the science of nanotechnology, micro power cell arrays creating a structure for zinc batteries that separated the chemicals or electrolytes prior to initial activation. This was done by suspending on nano grass or small spoke like pieces of silicon a liquid electrolyte taking advantage of a super hydrophobic effect that occurs as a result of the ability to manipulate materials of a very small size or less that 1/50,000 the size of a human hair. The Company has, as a result of outsourcing, been able to have access to facilities, equipment and research capabilities that the Company would not be able to develop on its own given the financial resources and time that would be required to build or acquire such research capabilities. The Company has also been able to achieve key strategic alliances with the U.S. Army to successfully test, under military combat conditions, its SmartBattery design, leading to further validation of its path to product development under a Cooperative Research and Development Agreement (CRADA). In addition the Company has formed a relationship with Energy Storage Research Group, a center of excellence at Rutgers University, in New Jersey, that has enabled the Company to expand its battery development from a zinc to a lithium battery capable of delivering significantly more power. During the period from March of 2005 to April of 2007, the Company engaged the Bell Labs division of Lucent Technologies, Inc. to develop a magnetometer or electronic sensor also using the science of nanotechnology. Although the Company has, in order to conserve financial resources, currently suspended further development of its magnetometer product line, we believe that the intellectual property developed from the research to date could be resumed to develop viable military and industrial products depending upon future financial resources of the Company and future competitive market conditions.

Prototype Development

As the Company has moved from development to commercialization of its Emergency Flashlight products utilizing its mechanically activated reserve battery, the Company has outsourced the creation of prototypes to Porsche Design Studio in December of 2008 and MKE, a mechanical design company in Austria that works closely with them. The reserve battery prototype development work has been outsourced to Eagle Picher in early 2009. The Company has engaged Microphase Corporation, a related party under contract for project management and testing of its new Emergency Flashlight and the Reserve Battery used in such Flashlight at a cost of $50,000 per month for 6 months beginning April 1, 2009 and ending on September 30, 2009. Such parties are currently negotiating for a renewal of such contract.

Manufacturing

mPhase subcontracts all of the manufacturing of its products to outside sources including related parties such as Microphase Corporation. During the fiscal year ended June 30, 2009, the Company did not have any contract for manufacturing its products with outside sources. From April 1, 2009 through August 31, 2009 we paid $50,000 per month to Microphase for project management services in connection with development of the Company’s flashlight with Porsche Design Studio and the concurrent development of its mechanically-activated reserve battery by Eagle Picher. The Company believes that such payments are the same as would be charged by other management services provided by non-affiliated third party providers of such services. By using contract manufacturers, mPhase avoids the substantial capital investments required for internal production.

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

In July of 2009, the Company filed for 3 new patents covering the unique design features of its manually-activated lithium reserve battery and emergency flashlight products.

We also rely on unpatented proprietary technology, and we can make no assurance that others may not independently develop the same or similar technology to ours or otherwise obtain access to our unpatented technology.

Government Regulation

The Federal Communication Commission, or FCC, and various state public utility and service commissions, regulate most of mPhases potential domestic customers for our TV+ product. Since our further development of our IPTV product and sales efforts have been temporarily suspended, the regulation by the FCC of providers of communications services is currently not of great significance to the Company or its overall financial condition and strategy going forward. To the best of our knowledge, there is no federal or state or local laws to which we are subject that are relevant to our TV+ product as middleware from a regulation and certification standpoint.

Changes in current or future laws or regulations, in the U.S. or elsewhere, could materially adversely affect the Company's business.

Research and Development

mPhase designed the legacy Traverser Digital Video Data Delivery System (DVDDS) product to delivery broadcast television, high-speed internet and voice to customers of telephone service providers. The digital engineering and design was developed primarily on an outsourced basis through Georgia Tech Research Corporation with analog portions of the product developed by Microphase Corporation. As of June 30, 2009, we had been billed a cumulative total of approximately $13,563,000 for research and development conducted by Georgia Tech Research Corporation.

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

Since 2006 major vendors of further software development for the TV+ included Velankani Communications (the successor to Bell Labs as systems integrator of the TV+), Magpie Telecom Insiders, Inc, Espial Telecommunications, Inc. As of June 30, 2008 we have been billed a cumulative total of approximately $3.2 million for research and development for our TV+ from these vendors. During the fiscal year ended June 30, 2008 such activity was suspended. The Company is currently in disputes with several of its vendors in connection with its TV+ solution regarding the failure of such vendors of deliver certain aspects of its TV+ software that are not, in the Company’s opinion of carrie r class quality.

From March of 2005 through March of 2007, the Company had also engaged Bell Labs in under separate Development Agreements for the development of a new generation of ultra magnetic sensors (magnetometers) using the science of nanotechnology with a total cost of $2.4 million. The Company did not renew such its engagement with Bell Labs upon expiration and did not incur any costs with respect to its magnetometer in fiscal year 2008 since the Company has suspended further development of the product to conserve financial resources.

Our SmartNanoBattery and power cell technology research and development was performed by the Bell Labs division of Alcatel/Lucent from February of 2004 through March o f 2007 at an aggregate cost of $3.8 million. The Company paid Bell Labs $300,000 covering the period from April 27, 2007 through July 30,2007 at which time it determined that in order to develop a lithium battery for higher density energy than zinc, it required facilities capable of handling lithium battery research that Bell Labs does not have. The Company has engaged a number of small foundries during fiscal year ended June 30, 2008 for commercialization of its SmartNanoBattery at a cost of approximately $150,000. In fiscal year ended June 30, 2009 the Company engaged Eagle Picher at a cost of $75,000 to design and engineer a prototype of its manually-activated lithium reserve battery and Posche Design studio at a cost of $79,123 for design of its emergency flashlight product. In addition, the Company has secured a Co-Branding Agreement with Porsche Design Studio for its emergency flashlight product. During the fiscal year ended June 30, 2009, the Company engaged Silex, a silicon foundry in Sweden, at a cost of $21,200 for further development of its SmartNanoBattery.

Employees

mPhase and its subsidiary companies presently have a total of 9 full-time employees and consultants, two of whom are also employed by Microphase Corporation. See the description in the section entitled Certain Relationships and Related Transactions.

RISK FACTORS

RISKS RELATED TO FINANCIAL ASPECTS OF OUR BUSINESS

The Company has been forced to curtail development of all products except its SmartBattery and Emergency Flashlight in order to conserve financial resources

The Company has currently been forced to focus exclusively on commercialization of only one of its products thereby eliminating product diversification. The Company’s lack of financial resources to simultaneously develop multiple products increases its overall risk profile as a development-stage company.

mPhase’s stock price has suffered significant declines during the past eight years and remains volatile.

The market price of our common stock closed at $7.88 on July 26, 2000 and closed at $.028 on August 14, 2009. During such period the number of shares outstanding of the Company increased from approximately 30 million shares to 900 million shares. Such increase was the result of periodic private placements by the Company in order to finance company operations. Stocks in micro cap companies having stock values below $1.00 per share been very volatile during such period. Our common stock is a highly speculative investment and is suitable only for such investors with financial resources that enable them to sustain the loss of their entire investment in such stock. Because the price of our common stock is less than $5.00 per share and is not traded on the NASDAQ National or NASDAQ Small Cap exchanges, it is considered to be a “penny stock” limiting the type of customers that broker/dealers can sell to. Such customers consist only of “established customers” and “Accredited Investors” (within the meaning of Rule 501 of Regulation D of the Securities Act of 1933, as amended-generally individuals and entities of substantial net worth) thereby limiting the liquidity of our common stock.

We may not be able to raise sufficient capital to meet bring our SmartNanoBattery and Emergency Flashlight and other applications of our technology to market.

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

3. The market’s view of the business sector of nanotechnology reserve batteries and emergency flashlights.

4. The perception in the capital markets of our ability to execute our business plan.

We have reported net operating losses for each of our fiscal years from our inception in 1996 through the fiscal year ended June 30, 2009 and may not be able to operate profitability in the future.

We have had net losses of approximately $188 million since our inception in 1996 including approximately $15.5 million and $3.9 million for the fiscal year ended June 30, 2009 and June 30, 2008, respectively and cannot be certain when or if we will ever be profitable. We expect to continue to have net losses for the foreseeable future and have a need to raise not less than $5 million in additional cash in the next 12 months through further equity private placements and existing convertible debt arrangements to continue operations. As of June 30, 2009 we have negative working capital of approximately $3.9 million and a stockholders deficit of $5.0 million. Cumulative negative cash flow from operations since inception has amounted to approximately $82.3 million

Economic support from affiliated companies has been significant.

During the downturn in the telecommunications industry beginning in 2001, both Microphase Corporation, and Janifast Ltd. provided significant financial support to mPhase in the form of either cash infusions or conversions of related party debt. Janifast Ltd shut down its operations in March of 2009 owing to its financial condition and is currently being liquidated. Such companies, which share common management with mPhase, are under no legal obligation to and may not be able to sustain such economic support of mPhase in the future should such support be necessary.

Our independent auditor’s report expresses doubt about our ability to continue as a going concern.

The reports of the Company’s outside auditors, Rosenberg, Rich, Baker, Berman & Company and its prior auditors Arthur Andersen & Co. with respect to its latest audited 10K for each of the fiscal years commencing in the fiscal year ended June 30, 2001 through the current fiscal year ended June 30, 2009, stated that “there is substantial doubt of the Company’s ability to continue as a going concern.” Such opinion from our outside auditors makes it significantly more difficult and expensive for the Company to raise additional needed capital necessary to continue our operations.

Our common stock is subject to significant dilution upon issuance of shares we have reserved for future issuance.

As of June 30, 2009 outstanding convertible debt plus accrued interest is equal to $3,437,750 all of which has the right to convert into additional shares of our common stock at discounts of up to 25% of mPhase’s then current stock price computed on a formula basis that may adversely affect the future price of our common stock. As of June 30, 2009 we have warrants and options convertible into 286,376,646 shares of our common stock at $.05 per share or less that, upon exercise may result in significant future dilution to many of our current shareholders and may adversely affect the future price of our common stock. We may be forced to raise additional cash for operations by selling additional shares of our common stock to shareholders at depressed prices resulting in further dilution to our shareholders.

RISK FACTORS RELATED TO OUR OPERATIONS

We have been a development-stage company since our inception in 1996 and have not to date had a significant or successful deployment of any of our flagship product including our SmartBattery and our Reserve Flashlight products.

We have derived no material revenues from our SmartBattery from inception of development in February 2004 through June 30, 2009 or the Emergency Flashlight and we have been forced to discontinue further product development and marketing of both our TV+ and Magnetometer products owing to limited financial resources.

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

We believe that our intellectual property with respect to our SmartNanoBattery and our proprietary rights with respect to the Company’s permeable membrane design consisting of both micro and nano scale silicon features, that are coated with a monolayer chemistry used to repel liquids is critical to our future success. We have four patents pending with respect to our SmartNanoBattery product and 3 partents pending with respect to our Emergency Flashlight and the reserve battery it utilizes in order to protect our product, however no patents have yet been granted. Our pending patent applications may never be granted for various reasons, including the existence of conflicting patents or defects in our applications. Even if a U.S. patent is ultimately granted there are significant risks regarding enforcement of patents in international markets. There are many patents being filed as the science of nanotechnology develops and the Company has limited financial resources compared to large, well established companies, in order to bring patent litigation based upon claims of patent infringement.

RISKS RELATED TO OUR TARGETED MAKETS

The sale of new high technology products often has a long lead-time and a multiplicity of risks.

Commercialization of new technology products often have very long lead time since it is not possible to predict when major companies will license such technology for sale to their customers. The Science of Nanotechnology and Microfluidics used to develop our SmartNanoBattery is in its very early stages and acceptance and demand for such products can often be a long evolutionary process. In the case of the Company’s IPTV solution the roll-out of delivery of broadcast television by telephone service providers using internet protocol has taken 10 years to develop and is still moving slowly which has resulted in the Company currently delaying any further development of such product to conserve financial resources.

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

The market for “green” products and solutions is characterized by: Changing regulatory standards; New and improved product introductions and Changing customer demands;

Large companies such as Exxon with great resources that are currently focusing significant monies for new solutions.

Our future success will depend upon our ability to achieve compelling technology innovations that are economic and practical to produce in large quantities. Success in new technology, products and services is a complex and uncertain process requiring high levels of innovation, highly-skilled engineering and development personnel, and the accurate anticipation of technological and market trends. We may not be able to identify, develop, market or support new or enhanced technology, products, or services on a timely basis, if at all owing to our size and limited financial resources.

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

ITEM 2. PROPERTIES

Our corporate headquarters is located at 587 Connecticut Avenue, Norwalk, CT 06854-1711. The Company leases this office space from Microphase Corporation under a facilities agreement with Microphase that provides that mPhase lease office space, lab facilities and administrative staff on a month-to-month basis for $3,000 month. The Company also maintains an office in Little Falls and Newark, New Jersey with monthly rent of $2,244 per month.

ITEM 3. LEGAL PROCEEDINGS

On November 9, 2007, Magpie Telecom Insiders, Inc (“Magpie”) filed a lawsuit in the Federal District Court in the State of Colorado alleging a breach of contract by mPhase in connection with a Statement of Work dated July 10, 2006 in connection with software supplied by Magpie for mPhase’s TV+ solution. The claim alleged the failure of mPhase to make payments amounting to $679,969 under the contract. mPhase asserted a number of affirmative defenses to the claim including deficiencies in the software delivered by Magpie and failure to deliver support services by Magpie. mPhase counterclaimed against Magpie asserting that the software delivered was not of “carrier class” standards required in the telecommunications industry and that Magpie sold or attempted to sell mPhase common stock received in connection with a modification of the payments due under the Statement of Work in violation of Rule 10b-5 and the Federal Securities Laws. Effective March 13, 2009, the Company, entered into a Settlement Agreement with Magpie. Neither party made any admission of liability in connection with the settlement. As a result of the settlement, the Company removed $175,000 in Accounts Payable and cancelled 1,926,470 shares of its common stock issued to Magpie and returned under the settlement to the Company. The terms of the settlement otherwise resulted in no material change in circumstances to the Company.

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

YEAR/QUARTER	HIGH	LOW

Fiscal year ended June 30, 2004
First Quarter	$.42	$.29
Second Quarter	.61	.29
Third Quarter	.69	.38
Fourth Quarter	.46	.29

Fiscal year ended June 30, 2005
First Quarter	$.31	$.21
Second Quarter	.35	.23
Third Quarter	.60	.30
Fourth Quarter	.41	.25

Fiscal year ended June 30, 2006
First Quarter	$.29	$.21
Second Quarter	.32	.15
Third Quarter	.45	.19
Fourth Quarter	.34	.18

Fiscal year ended June 30, 2007
First Quarter	$.21	$.16
Second Quarter	.20	.15
Third Quarter	.24	.15
Fourth Quarter	.19	.09

Fiscal year ended June 30, 2008
First Quarter	$.13	$.07
Second Quarter	.09	.05
Third Quarter	.14	.05
Fourth Quarter	.13	.07

Fiscal year ended June 30, 2009
First Quarter	$.08	$.03
Second Quarter	.05	.01
Third Quarter	.04	.01
Fourth Quarter	.05	.01

(B) HOLDERS

As of June 30, 2009, mPhase had approximately 870 million shares of common stock outstanding and approximately 19,000 stockholders of record and 1,378,723,287 million shares of common stock reserved for issuance upon the conversion of warrants, options and convertible debentures respectively. In addition the Company has reserved 195,654,000 shares for conversion of officer notes. Such notes may only be converted if the Board of Directors then determines that such shares are not needed for general corporate financing or other purposes. As of June 30, 2008, we had approximately 440 million shares of common stock outstanding and approximately 19,000 shareholders

(C) DIVIDENDS

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

In September 2001, certain of our officers and directors purchased an aggregate of 2,000,000 shares of common stock for an aggregate investment of $1,000,000. These issuances included 1,000,000 shares to Mr. L. Barton, a director at that time, for an investment of $500,000; 400,000 shares to Mr. Ronald A. Durando, the Company’s president and a director, for an investment of $200,000; 400,000 shares to Mr. Gustave Dotoli, the Company’s vice-president and a director, for an investment of $200,000; and; 200,000 shares to Mr. Martin S. Smiley, the Company’s vice-president, for an investment of $100,000; and were exempt pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Act.

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

In March and April of 2004, the Company issued to six accredited investors 1,811,429 shares of its common stock together with a like amount of 5 year warrants to purchase one share each of the Company’s common stock, with an exercise price of $.35 per share, in a private placement pursuant to Rule 506 of Regulation D of the Act generating net proceeds of $634,000, all of which was collected in March and April, 2004. Two advisors of the company were issued 128,826 shares of its common stock together with a like amount of 5 year warrants to purchase one share each of the Company’s common stock, with an exercise price of $.35 per share for assisting in this transaction.

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

During the year ended June 30, 2004, the Company issued 17,446,441 shares of its common stock valued at $6,419,545 and 900,000 warrants, valued at $300,901 based upon the fair market value of the Company’s common stock on the date of the grant using the Black-Scholes option pricing model. The Company recorded these charges, totaling $130,450 to operations for the year ended June 30, 2004. Each transaction was pursuant to Section 4(2) of the Act.

During the fiscal year ended June 30, 2004, the Company converted certain payables and accrued expenses with GTRC, a strategic vendor, pursuant to Section 4(2) and to Section 3(a)(9) of the Act aggregating approximately $1.8 million into 5 year cashless warrants to purchase an additional 5,039,200 restricted shares of the Company’s common stock valued at $.35 per share plus a $100,000 term promissory note. The Company is in arrears with respect to the first payment on the note and is currently renegotiating the amount of the note and payment schedule since the note includes past and future royalty payments with respect to the Company’s patents covering its Traverser DVDDS, some of which the Company may relinquish going forward.

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

In January of 2005 there were stock option awards issued to two consultants for services performed. The company granted 250,000 options to a consultant for professional services, these options provide for the right of stock purchase at an exercise price of $.25; these options have a five year life and expire in January of 2010. A second award issued a like number of options to another service provider under similar terms, except that the options associated with this second award offer a call feature, available to the company, for redemption of such options at a call price of $.45 at any time during their five year life. In aggregate, 400,000 options were issued in connection with these awards and will result in a charge to General and Administrative non-cash expense in the amount of 133,990 in the third quarter of fiscal 2005. The valuation of this charge was made on the basis of the fair market value of the Company’s common stock on the date of grant using the Black-Scholes option premium model.

In February of 2005, GTARC tendered 5,069,242 of cashless warrants which they held in connection with a previous debt settlement in exchange for 4,949,684 of the company’s shares of common stock, the balance of the 119,558 warrants were effectively cancelled as a result of certain warrant exercise exchange provisions adjusting the exchange rate based on specified stock pricing experience as per the original debt settlement agreement.

A March Private Placement resulted in the realization of net proceeds of $1,217,000 upon issuance of 4,396,667 shares of Common Stock at $.30 per share plus 5 year warrants to purchase 4,396,667 shares of Common Stock at $.30 per share.

On February 17 of 2005, the Company granted 2,600,000 warrants and 400,000 options to consultants for services performed valued at $1,328,600 and $204,400, respectively. The warrants and options provide the right to purchase a share of mPhase common stock at an exercise price $.45 and $.30 per share, respectively, over their 5 year life expiring in February of 2010. These warrant and option awards were valued on the basis of the fair market value of the Company’s common stock on the date of grant using the Black-Scholes option premium model and the value of the award will be expensed to General and Administrative non-cash expenses in the third quarter of fiscal 2005.

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

In January of 2005 there were stock option awards issued to two consultants for services performed. The company granted 250,000 options to a consultant for professional services, these options provide for the right of stock purchase at an exercise price of $.25; these options have a five year life and expire in January of 2010. A second award issued a like number of options to another service provider under similar terms, except that the options associated with this second award offer a call feature, available to the company, for redemption of such options at a call price of $.45 at any time during their five year life. In aggregate, 400,000 options were issued in connection with these awards and will result in a charge to General and Administrative non-cash expense in the amount of $ 133,990 in the third quarter of fiscal 2005. The valuation of this charge was made on the basis of the fair market value of the Company’s common stock on the date of grant using the Black-Scholes option premium model assumptions of a 145% volatility or beta factor and a 2.6% interest rate factor.

In February of 2005, GTARC tendered 5,069,242 of cashless warrants which they held in connection with a previous debt settlement in exchange for 4,949,684 of the company’s shares of common stock, the balance of the 119,558 warrants were effectively cancelled as a result of certain warrant exercise exchange provisions adjusting the exchange rate based on specified stock pricing experience as per the original debt settlement agreement.

A March Private Placement resulted in the realization of net proceeds of $1,217,000 upon issuance of 4,396,667 shares of Common Stock at $.30 per share plus 5 year warrants to purchase 4,396,667 shares of Common Stock at $.30 per share.

On February 17 of 2005, the Company granted 2,600,000 warrants and 400,000 options to consultants for services performed valued at $1,328,600 and $204,400, respectively. The warrants and options provide the right to purchase a share of mPhase common stock at an exercise price $.45 and $.30 per share, respectively, over their 5 year life expiring in February of 2010. These warrant and option awards were valued on the basis of the fair market value of the Company’s common stock on the date of grant using the Black-Scholes option premium model and the value of the award will be expensed to General and Administrative non-cash expenses in the third quarter of fiscal 2005.

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

During May 2005, the Company adjusted the exercise price of $.45 per share of an investor’s 5 year warrant to purchase 714,296 shares of common stock. The warrant was originally issued in January 2005, to $.225 in July of 2005. In July of 2005 such investor exercised a portion of such warrant, as adjusted, to purchase 200,000 shares of the Company’s common stock generating $45,000 of net proceeds to the Company.

During the Fiscal Year Ending June 30, 2006 the following transactions impacted stockholders equity.

On July 20, 2005, at the Company’s annual meeting of Shareholders, the Shareholders ratified an amendment to its Certificate of Incorporation to increase the number of authorized shares of common stock from 250,000,000 to 500,000,000 shares.

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

During the second fiscal quarter the Company issued 1,702,900 shares together with of 5 year warrants to purchase 1,702,900 shares of the Company’s common stock to accredited investors at $.20 per share in a private placement generating pursuant to Rule 506 of Regulation D of the Securities Act of 1933 generating $340,580 of gross proceeds Also during the quarter, the Company issued 11,477,785 shares together with of 5 year warrants to purchase 11,477,785 shares of the Company’s common stock to accredited investors at $.18 per share in a private placement pursuant to Rule 506 of Regulation D of the Securities Act of 1933 generating $2,238,973 of gross proceeds.

During the third fiscal quarter, the Company issued 29,861,772 shares together with of 5 year warrants to purchase 29,861,772 shares of the Company’s common stock to accredited investors at $.18 per share in a private placement generating pursuant to Rule 506 of Regulation D of the Securities Act of 1933 generating $5,065,265 of gross proceeds.

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

Debt Conversions

During the second fiscal quarter the Company converted $369,000 and $171,000 of liabilities due to Microphase Corporation, and Janifast Ltd into 2,050,000 shares and 950,000 shares of stock and warrants, respectively. In addition the Company converted $50,000 of liabilities due to a strategic vendor into 331,864 shares of stock plus warrants of 277,778. The value attributable to the shares was based upon the market price of the Company’s common stock on the measurement date.

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

During the quarter ended March 31, 2007, the Company issued 14,973,083 shares of its common stock. Private placements generating net proceeds of $1,777,503; included in this amount is an estimate of finder’s fees to be paid of $209,000.

During the quarter ended June 30, 2007, the Company issued 19,582,038 shares of its common stock. Private placements generating net proceeds of $2,476,000; included in this amount is an estimate of finder’s fees to be paid of $41,000

Warrants Exercised:

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

Other Equity Transactions

During the year ended, June 30, 2008, the Company issued 500,000 shares of stock, 110,000 of options and approximately 13.5 million warrants to purchase common stock valued at $346,985 to individuals and investors. In addition, it issued approximately 5.2 million shares of common stock valued at $230,927 to reflect re-pricing agreements, 1,109,200 shares were issued to pay for finders fees valued at $100,000 and issued 5,250,000 shares of common stock valued at $165,000 in connection with debt financing arrangement (see convertible debt below) The fair value of shares issued was estimated as of the date of grant using the Black-Scholes pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of ranging between 70 -79%, based on a risk-free interest rate of 2.25% and expected option life of 5 years

Investment in Granita Media inc

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

During the Fiscal Year Ending June 30, 2009 the following transactions impacted stockholders equity

Private Placements

During the quarter ended September 30, 2008, the Company issued 4,000,000 shares of its common stock at $.05 per share in private placements generating net proceeds of $180,000. Related to this transaction was the issuance of 3,862,000 shares as reparations shares to effect re-pricing at a cost estimated to be $216,689.

No Private Placements occurred in the quarter ending December 31, 2008.

During the quarter ended March 31, 2009, the Company issued 35,000,000 shares of its common stock at $.01 per share in private placements generating net proceeds of $315,000. Related to these transactions was the issuance of 7,660,000 shares as reparations shares to effect re-pricing, costing an estimated $99,483.

During the quarter ended June 30, 2009, the Company issued 33,333,333 shares of its common stock at $.0075 per share in private placements generating gross proceeds of $225,000. Related to these transactions was the issuance of 2,000,000 shares as reparations shares to effect re-pricing, costing an estimated $64,000 and finder's fees of $25,000.

Also during the quarter ended June 30, 2009, the Company issued 20,775,000 shares in settlement of $169,875 or prior promissory notes payable plus accrued interest and incurred a beneficial conversion of $114,500.

Stock Based Compensation

During the three months ended September 30, 2008, the Company issued 5 year options to purchase 104,675,000 shares of common stock at $.05 per share. The value of such options was estimated to be $4,071,348 using the Black Scholes method, a volatility of 78% and an interest free rate of 1.5%. In addition, 61,750,000 shares of common stock valued at $3,525,615 were issued to employees and consultants. (See note 3).

No such transactions occurred in the quarters ending December 31, 2008 nor March 31, 2009

During the quarter ended June 30, 2009, the Company granted 3 officers of the Company the right to convert an aggregate of $1,465,992 of loans and accrued and unpaid compensation and accrued interest into common stock of the Company at a price of $.0075 per share.

Conversion of debt securities

During the fiscal year ended June 30, 2009, $3,303,333 of debt was converted into 278,346,019 shares of common stock. Included in this amount is $112,500 of notes payable to a related party which were sold to an investor for $112,500 cash and subsequently converted into 15,000,000 shares of the Company’s common stock valued at .0075 cents per share. Additionally $57,375 of prior notes plus accrued interest outstanding were settled by the issuance of 5,775,000 shares of common stock. All other debt converted involved long term convertible debentures which are discussed below.

Long Term Convertible Debentures / Note Receivable / Debt Discount and related Interest

From December of 2007 through August of 2009, the Company has entered into six separate convertible debt arrangements with independent investors.

General

The economic substance of convertible debt arrangements entered into beginning December 2007 was to provide the Company with needed liquidity to supplement the private equity markets.

The form of the transaction may involve the following:

•	The receipt of cash

•	The issuance of a note payable from mPhase.

•	The issuance of a note receivable due to mPhase

•	A Securities Purchase Agreement

•

The note payable contains conversion features which permit the holder to convert debt into equity. Such debt is eligible to be converted into the Company’s common stock immediately, thus requiring the recording of the entire liability upfront. Finally, to encourage conversion, a discount from market value was offered.

•

The aggregate amount of notes payable exceeded the amount of cash received. As “Consideration” for this difference the Company took back a secured Note Receivable. Security is generally liquid investments of the investor.

•	The note receivable provides a commitment to fund mPhase. The notes are secured and collateralized and carry terms which are different from the related note payable and no right of offset exist.

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

A summary of our arrangements are as follows:

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

Conversion of the outstanding debenture into common shares is at the option of the holder. The number of shares into which this debenture was converted is equal to the dollar amount of the debenture divided by the lesser of $.35 per share or 80% of the 3 lowest Volume Weighted Average Prices during the 20 day trading period prior to conversion. At the time of the transaction (December 11, 2007) the derivative value of the conversion feature was calculated to be $1,678,471. On June 30, 2008, given the decrease in the Company’s stock price, this value had decreased to $322,636. As of June 30, 2009 all of the related debt had been converted and no derivative value balance remained. This has resulted in an increase in earnings for the year of $322,636. In addition, the transaction resulted in a note discount of $1.5 million which has been amortized as expense. During the year ended June 30, 2009, amortization of debt discount amounted to $1,122,649.

During the fiscal year ended June 30, 2009, $1,365,000 of such debt was converted into 74,368,943 shares of common stock and the Company received a total of $950,000 under the provisions of the related Note Receivable.

Arrangement #2 ( St.George Investments, LLC)

In February 2008, the Company entered into a Convertible Debenture transaction which involved the receipt of $500,000 cash, a note payable of $550,000 and the issuance of 3,250,000 shares of stock. The relative fair value of the shares was $105,000. The terms of the debenture provide for a 7.5% interest rate, a due date of February 2012 and conversion privileges equal to 75% of the average of the three lowest prices over the 20 day period prior to conversion. The derivative value of the embedded conversion feature was estimated to be $581,428 on the date of issuance. On June 30, 2008, the derivative value was $142,593 and on June 30, 2009 such value was $0 since the entire debt has been converted. The cost of the shares issued and related debt discount is being amortized to expense over the life of the debenture. In the event of default under the note payable the holder is entitled to certain compensatory fees. During the period ended June 30, 2009, amortization of debt discount amounted to $502,083.

During the fiscal year ended June 30, 2009, $614,209 of such debt plus accrued interest was converted into 60,536,582 shares of common stock.

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

Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which the debentures can be converted is equal to the dollar amount of the debenture divided by 75% of the 3 lowest Volume Weighted Average Prices during the 20 day trading period prior to conversion. An amendment of December 31, 2008 allowed one conversion of $200,000 of principal to be converted into common stock at the rate of 70% of the three lowest volume weighted average prices during the 20 day period prior to conversion and reduced the conversion price from 80% to 75% for future conversions.

During the fiscal year ended June 30, 2009, $964,250 of such debt and accrued interest was converted into 100,951,309 shares of common stock.

At the time of the transaction the embedded conversion feature of this security was calculated to be $2,493,212. On June 30, 2008, this value had decreased to $284,922. On June 30, 2009, such value had increased to $444,552, creating a non-cash expense for the twelve month period of $159,630. In addition, the transaction resulted in a note discount which is being amortized as expense over the life of the loan. During the twelve month period ended June 30, 2009, amortization of debt discount amounted to $1,007,097.

Payments received under the Note Receivable for the fiscal year ended June 30, 2009, have totaled $650,000. The Note Receivable is collateralized by $1 million of Blue Chip Stocks.

Arrangement #3A (JMJ Financial, Inc.)

On December 31, 2008, the Company entered into a second agreement with JMJ Financial. This transaction involves; 1) A Convertible Debenture in the amount of $1.1 million, plus a one time interest factor of 12% ($132,000) and a maturity date of December 31, 2011 and 2) A Secured Note Receivable in the amount of $1.0 million, plus a one time interest factor of 13.2% ($132,000) and maturity date of December 31, 2012 due from the same parties who are the holders of the Convertible Debentures. No cash was exchanged relative to this agreement.

Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest Price during the 20 day trading period prior to conversion. At the commitment date the embedded conversion feature of such security was $586,667 and the debt discount valued at $586,667. As of June 30, 2009, the value of embedded conversion feature has increased to $855,920 creating a charge to earnings of $269,254 while the debt discount has been amortized by $97,778.

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

Conversion of outstanding debentures into common shares is similar to the terms of Arrangement #1. At the time of the transaction (September 11, 2008) the embedded conversion feature of this security was calculated to be $859,756. On June 30, 2009, this value had increased to $1,080,343, creating a non-cash expense to earnings for the twelve month month period of $220,587. In addition, the transaction resulted in a note discount which is being amortized as expense over the life of the loan. During the twelve month period ended June 30, 2009, amortization of debt discount amounted to $285,320.

During the twelve months ended June 30, 2009 the holder converted $19,000 of principal into 27,214,285 shares of common stock.

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

During the FYE June 30, 2009, Granita Media Inc did not conduct any operations and management is considering all alternatives including the possible sale of the IPTV business.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and notes included in this annual report. The statement of operations data from October 2, 1996 (date of inception) to June 30, 1997 and for the year ended June 30, 1998, and the balance sheet data as of June 30, 1997 and 1998, are derived from financial statements that have been audited by Schuhalter, Coughlin & Suozzo, LLC, independent auditors, and are included in this document. The statement of operations data for the years ended June 30, 1999, 2000, and 2001 and the balance sheet data as of June 30, 1999, 2000, and 2001 are derived from financial statements that have been audited by Arthur Andersen LLP., independent auditors. The statement of operations data for each year ended June 30, 2002 through June 30, 2009 and the balance sheet data as of June 30, 2002 through June 30, 2009 are derived from financial statements that have been audited by Rosenberg Rich Baker Berman & Company, independent auditors, and are included in this document.

SUMMARY OPERATING DATA
Year Ended June 30,
(in thousands except per share data)

						Cumulative from inception October 2, 1996 to
	2005	2006	2007	2008	2009	June 30, 2009

Total revenues	$1,711	$975	$154	$113	$187	$22,749
Cost of sales	1,446	974	90	1	0	$16,425
Research and development	5,127	8,035	6,393	988	1,256	$60,216
General and administrative	6,580	11,121	8,684	4,032	9,554	$119,026
Depreciation and amortization	63	79	94	145	34	$3,304

Operating loss	(11,505)	(19,234)	(15,107)	(5,053)	(10,657)	$(176,222)
Other income (expense), net	382	(5,182)	(1,726)	1,311	(3,552)	$(11,576)
Interest income (expense)	(111)	(35)	(18)	(215)	(1,321)	$(187,798)
Net loss	$(11,234)	$(24,451)	$(16,851)	$(3,957)	$(15,530)

Basic and diluted net loss per share	$(0.10)	$(0.12)	$(0.05)	$(0.01)	$(0.03)
Shares used in basic and diluted net loss per share	108,657,578	199,610,372	310,395,562	405,032,339	592,455,950

BALANCE SHEET DATA
in $000’s

	2005	2006	2007	2008	2009

Cash and cash equivalents	$351	$1,360	$23	$16	$100
Working capital (deficit)	$(1,674)	$(1,093)	$(3,088)	$(3,853)	$(3,991)
Total assets	$2,232	$2,182	$1,808	$2,351	$3,489
Long-term obligations, net of current portion	$315	$0	$0	$1,161	$4,433

Total stockholders’ (deficit)	$(1,618)	$(606)	$(2,754)	$(2,805)	$(5,234)

Selected Quarterly Financial Information

The statement of operations data as of the quarterly periods indicated below are derived from unaudited financial statements reviewed by Rosenberg, Rich, Baker, Berman & Company, and include all adjustments (consisting of normal recurring items) that management considers necessary for a fair presentation of the financial statements.

FISCAL 2009 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS DATA:	September 30,	December 31	March 31,	June 30,

	(in thousands, except share amounts)
Total revenues	6	45	44	92
Costs and Expenses:
Cost of sales	-	-	-	-
Research and development	388	216	265	386
General and administrative	6,239	499	430	2,387
Depreciation and amortization	13	13	4	4
Operating loss	(6,634)	(683)	(655)	(2,685)
Interest expense, Net	(39)	(61)	(74)	(3,378)
Other Income (expense)	(78)	(1,845)	73	529
Net Loss	(6,751)	(2,589)	(656)	(5,534)
Basic and diluted net (loss) gain per share	(0.01)	(0.01)	-	(0.01)
Shares used in basic and diluted net loss per share	452,895,360	452,895,360	671,278,600	786,484,581

FISCAL 2008 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS DATA:	September 30,	December 31	March 31,	June 30,

	(in thousands, except share amounts)
Total revenues	$35	$61	$1	$16
Costs and Expenses:
Cost of sales	0	1	0	0
Research and development	560	285	277	(134)
General and administrative	1,497	985	576	974
Depreciation and amortization	34	81	21	9
Operating loss	(2056)	(1291)	(873)	(833)
Interest expense, Net	(12)	(38)	(145)	$(20)

Other Income (expense)	(718)	1436	(2487)	3,080

Net Loss	$(2,786)	$107	$(3,505)	$2,227
Basic and diluted net (loss) gain per share	$(0.01)	$0.00	$(0.01)	$0.00
Shares used in basic and diluted net loss per share	389,791,154	392,557,583	397,367,531	418,881,266
Includes certain reclassification from previous reported amounts

FISCAL 2007 QUARTERLY	Three months ended
STATEMENT OF OPERATIONS DATA:	September 30	December 31	March 31	June 30

	(in thousands, except share amounts)
Total revenues	$106	$15	$15	$18
Costs and Expenses:
Cost of sales	85		3	2
Research and development	1,990	1,723	1,251	1,429
General and administrative	1,962	1,405	1,645	3,672
Depreciation and amortization	22	22	23	28
Operating loss	(3,954)	(3,136)	(2,906)	(5,111)
Interest expense, Net	(4)	(8)	1	(7)
Other Income (expense)	(695)	(359)	(672)
Net Loss	$(3,958)	$(3,839)	$(3,264)	$(5,791)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Shares used in basic and diluted net loss per share	282,306,237	300,483,022	327,195,047	363,823,271

FISCAL 2006 QUARTERLY	Three months ended
STATEMENT OF OPERATIONS DATA:	September 30	December 31	March 31,	June 30,

	(in thousands, except share amounts)
Total revenues	$381	$168	$284	$142
Cost of Sales	337	135	256	246
Research and development	1,861	1,961	2,298	1,915
General and administrative	1,092	2,090	4,820	3,119
Depreciation and amortization	20	20	17	22
Operating loss	(2,929)	(4,038)	(7,107)	(5,160)
Interest expense, Net	(14)	(6)	(5)	(10)
OTHER income (EXPENSE) NET	(12)	(4,270)	(498)	(402)
Net loss	$(2,955)	$(8,314)	$(7,610)	$(5,572)

Basic and diluted net loss per share	$(.02)	$(.04)	$(.03)	$(.03

Shares used in basic and diluted net loss per share(1)	152,291,645	174,998,048	262,539,165	270,387,574

FISCAL 2005 QUARTERLY	Three months ended
STATEMENT OF OPERATIONS DATA:	September 30	December 31	March 31	June 30

	(in thousands, except share amounts)
Total revenues	$179	$296	$564	$672
Costs and Expenses:
Cost of Sales	130	245	448	623
Research and development	1,101	1,055	1,664	1,307
General and administrative	709	2,071	2,639	1,032
Depreciation and amortization	1	127	62	1

Operating loss	(1,762)	(3,203)	(4,249)	(2,291)
Interest expense, Net	(29)	(66)	(37)	21
Other Income (Expense) Net	(41)	—	(59)	482
Net loss	$(1,832)	$(3,269)	$(4,345)	$(1,788)

Basic and diluted net loss per share	$(.02)	$(.04)	$(.04)	$(.01)

Shares used in basic and diluted net loss per share(1)	89,719,962	93,388,984	120,015,504	137,719,500

FISCAL 2004 QUARTERLY	Three months ended
STATEMENT OF OPERATIONS DATA:	September 30	December 31	March 31	June 30

	(in thousands, except share amounts)
Total revenues	$2,489	$1,291	$555	$306
Costs and Expenses:
Cost of sales	2,099	1,191	484	294
Research and development	611	843	1,404	1,212
General and administrative	605	914	803	1,856
Depreciation and amortization	46	28	27	22

Operating loss	(872)	(1,685)	(2,162)	(3,078)
Interest expense, Net	(16)	(16)	(20)	(59)
Other Income (Expense) Net	23	—	(152)	278
Net Loss	$(865)	$(1,701)	$(2,334)	$(2,859)

Basic and diluted net loss per share	$(.01)	$(.02)	$(.03)	$(.03)
Shares used in basic and diluted net loss per share(1)	71,725,318	72,814,272	81,564,405	84,885,017

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

mPhase’s Smart NanoBattery technology has been incorporated in leading-edge research and development projects supported by various groups within the U.S. Army for mission critical static random access memory (SRAM) backup and guided munitions applications. mPhase also sees opportunities beyond batteries given the versatility of its enabling platform technology.

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

Microscopic Changes, World-Changing Innovation mPhase’s platform technology is the Smart Surface. By being able to control the surface properties of materials down to the nanometer scale, new and improved devices can be designed and built that may lead to compelling business opportunities. One type of smart surface of particular interest allows the properties to be changed in response to an external stimulus.

Initially, mPhase’s development focused on MEMS devices by manipulating the surface of silicon materials – the same material used to make microelectronic materials and devices. Using physical and chemical processes, the surface of the silicon is modified to make solid porous structures known as membranes. This is where microfluidics comes into play. These membranes can be used to selectively control the flow of liquids through the pores or openings at the micrometer length scale.

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

Enormous Application Possibilities

As mPhase’s research and development efforts evolve, in addition to silicon materials, the ability to control the surface properties of materials can be extended to other substances such as polymers, ceramics, metals and fibers as examples, providing opportunities for our platform technology to be used in a range of potential applications such as energy storage and power management for portable electronics and microelectronics, self-cleaning surfaces, filters for water purification or desalination systems, materials for environmental remediation that separate liquids or solvents, and other situations where the control of the interaction of a solid surface exposed to a liquid is vitally important.

Building a Better Battery

Battery technology has changed little in its fundamentals over the past 150 years. As a result, ordinary batteries begin dissipating energy as soon as they are assembled and therefore have limited shelf life. Chemistries are fixed inside the package so the user cannot interact with the contents to program functionality. The size and form of batteries have not kept pace with the miniaturization of electrical components, microprocessors and integrated circuits. As a result, the optimal implementation of an electronic device is not always achieved. Some batteries contain chemicals that are not considered safe or environmentally friendly (“green”). This makes disposal a potential issue.

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

New Products developed during Fiscal Year 2009

mPhase has successfully fabricated and demonstrated its first 3-volt lithium-based based upon a mechanical and industrial engineering design allowing manual instead of electrical activation by the user, a feature known as Power on CommandTM. The battery will be used as a reserve battery in the Company’s new emergency flashlight being developed by and Co-Branded with Porsche Design Studio that designs high-end accessory products for the Porsche automobile company. By separation of the electrolyte in a proprietary pouch that is triggered by a patent-pending designed trigger mechanism, the battery also has a shelf life far longer than conventional batteries. The Company has completed a prototype design and is anticipating commercial production and distribution of its emergency flashlight during the third quarter of fiscal year 2010.

Delivering Guaranteed Power on Command

mPhase is exploring military and commercial applications of smart surfaces in which the properties can be accurately and precisely controlled down to the nanometer scale. Electrowetting allows the switching from a hydrophobic to hydrophilic state as a result of an electronic stimulus.

The Smart NanoBattery, mPhase’s first smart surface product, has a unique architecture that enables a shelf life of decades, remote activation, programmable control, scalable manufacturing, and adaptability to multiple configurations. The value proposition to the end user is to have a source of energy or power that is literally always ready - reliable, convenient, low cost - a battery guaranteed to work at full capacity when and where needed

The Smart NanoBattery can conceivably supply power “on command” to a wide variety of portable electronic and microelectronic devices used in military, medical, industrial, and consumer applications.

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

TWELVE MONTHS ENDED JUNE 30, 2009 VS. JUNE 30, 2008

Revenues. Total revenues for the year ended June 30, 2009 increased from $112,928 in 2008 to $186,579 in 2009. The Revenue for the FYE was derived from the testing of the Company’s nanotechnology battery

Cost of sales. Cost of sales decreased $949 for the year ended June 30, 2009. In addition, grants and fees received in connection with our Nanotechnology power cell have relatively low associated cost of sales.

Research and Development. Research and development expenses were $1,255,665 for the year ended June 30, 2009 as compared to $988,091 in the year ended June 30, 2008, an increase of $267,574. During the year, as a result of the refocus of efforts exclusively into the nanotechnology battery research cost dropped significantly.

General and Administrative Expenses. Selling, general and administrative expenses were $9,554,190 for the year ended June 30, 2009 up from $4,031,618 for the comparable period in 2008, an increase of $5,522,572. During fiscal year ended June 30, 2009, the Company incurred non-cash charges amounting to $7,596,963 for stock based compensation awarded to officers, employees and consultants. During fiscal year ended June 30, 2008, such charges amounted to $185,874 ;an increase of $7,411,089 in fiscal year ended June 30, 2009. This was partially offset by the reduction of salaries of employees in September of 2008 resulting in lower payroll of approximately $229,963 as compared to $600,000 for fiscal year ended June 30, 2008. Expenses were reduced across the board, including a reduction in legal expense of $99,980, marketing related expenses of $30,770 and rent expense of $102,049.

Other Income and Expense. The current FYE 2009 reflects non cash charges of $380,172 for reparations, and net settlement income of $141,266. During the prior FYE 2008, reparation expense amounted to $392,038 and settlement income was $200,890.In addition, during FYE 2009, the Company realized a non-cash net losses of approximately of $3,199,854 compared to $1,838,748 in FYE 2008 resulting from the issuance and the changes in value relative to convertible debt. Included is a gain resulting from the change in derivative value of $184,292 offset in part by amortization of debt discount, stock issuance cost and other charges amounting to $3,014,927. This compares to a gain resulting from the change in derivative value $3,837,960 offset in part by amortization of debt discount, stock issuance cost and other charges amounting to $1,899,212 as well as a non cash interest charge of $100,000 for FYE 2008.

Net loss. mPhase recorded a net loss of $15,529,677 for the year ended June 30, 2009 as compared to a loss of $3,956,721 million for the same period ended June 30, 2008. This represents a loss per common share of ($.03) in 2009 as compared to $(.01) in 2008, based upon weighted average common shares outstanding of 592,455,950 and 405,032,339 during the periods ending June 30, 2009 and June 30, 2008 respectively.

TWELVE MONTHS ENDED JUNE 30, 2008 VS. JUNE 30, 2007

Revenues. Total revenues for the year ended June 30, 2008 decreased from $153,504 to $112,928. The decrease was primarily attributable the phasing out of Company’s IPTV products. Revenue for the FYE was derived from the testing the Company’s nanotechnology battery

Cost of sales. Cost of sales was declined by approximately $89,000 for the year ended June 30, 2008. The decrease results from the shift in strategy related to the IPTV segment and the sale of component parts (POTS Splitters etc) to an IPTV solution system based product such as (Comstar/Odessa). In addition, advisory fees received in connection with our Nanotechnology power cell have no associated cost of sale.

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

CURRENT PLAN OF OPERATIONS

The Company is currently finalizing the design and development of its first generation emergency flashlight product containing its manually-activated reserve battery. The Company expects that limited commercial production and distribution for sale of such flashlight will occur not later than the third quarter of fiscal year 2010.

Expanded Market Potential for Proprietary Membrane Technology -

The core membrane technology used to enable the Smart NanoBattery’s propriety membrane design can potentially be used to develop other non-power source applications and products. The Company’s market potential for using the membrane design of this patent pending core technology broadens the application areas outside the portable power energy field.

The Company’s permeable membrane design consisting of both micro and nano scale silicon features, that are coated with a monolayer chemistry used to repel liquids. The membrane works using microfluidics principle that permits the dynamic control of surfaces when interacting with liquids, and as a result, the membrane can be tuned to filter out certain types of materials. In the reserve battery application, the properties of the membrane are used to create a super hydrophobic that prevents the batteries electrolyte from coming into contact with the dry electrodes of the battery until activation. In a similar way, the membrane can be designed so that it can control the passing of liquids through the pores of the membrane, acting as a filter, allowing and restricting materials to pass through the membrane. This ability opens up the potential to use the membrane’s design in new configurations for applications that require controlled filtering of materials used in the health, environmental, food services as well as other industries.

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

Since inception, but prior to the end fiscal year 2006, the Company incurred $13.5 million for research and development conducted by Georgia Tech Research Corporation in connection with its legacy Traverser DVDDS technology that was a proprietary end to end solution of hardware and software enabling telecommunications service providers to delivery broadcast television, high-speed internet and voice over copper telephone lines In fiscal year 2003 the Company began the transition of its product to development of a carriers standard open platform using middleware platform and transferred its research and development from Georgia Tech Research Corporation to the Bell Labs division of Lucent Technologies Inc. In May of 2007, the Company decided not to renew its Project Development Agreement for its TV+ solution with Bell Labs and chose a number of new software vendors to finalize its IPTV solution. The Company incurred research and development expenses with Lucent for fiscal years ended June 30, 2007 and 2006 of $2.3 million and $4.4 million. It should be noted that all such expenditures during with Lucent/Bell Labs in FYE 2007, have been in connection with Nanotechnology.

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

The amount of research and development costs the Company has expended from its inception through June 30, 2009 is $60,216,173. During the fiscal year ended June 30, 2009, the Company incurred research and development expenses of $1,225,655 all of which was in connection with its nanotechnology, manually activated battery and emergency flashlight products.

STRATEGIC ALLIANCES IMPLEMENTED

The Company and Lucent share jointly in certain intellectual property developed with respect to nanotechnology products. The Company has established a working relationship with Rutgers University for development and testing of Lithium based batteries. In addition, the Company has a co-branding agreement with Porsche Design Studio for its emergency flashlight product.

CRITICAL ACCOUNTING POLICIES

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred in accordance with Statement of Financial Accounting Standards (“SFAS”), No.2, “Accounting for Research and Development Cost.”

STOCK-BASED COMPENSATION

On July 1, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R revised SFAS 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. Effective, July 1,2005, the Company adopted FAS 123R using the “modified prospective” method, and has recorded as an expense the fair value of all stock based grants to employees after such date The Company has not restated its operating results for any prior fiscal year end or quarter.

REPARATION EXPENSE

As an incentive for additional equity contributions, the Company will from time to time, adjust the cost of past private purchases of common stock through the issuance of additional shares in such magnitude as to reduce an investor’s cost to an average price that more closely approximates current market value. The market value of additional shares issued without cash investment is charged to Reparation Expense, which is included in Other Expenses.

MATERIAL RELATED PARTY TRANSACTIONS

The Company records material related party transactions. The Company incurs costs for engineering, design and production of prototypes and certain administrative functions from Microphase Corporation and the purchase of finished goods, primarily consisting of DSL splitter shelves and filters, from Janifast Limited. In March of 2009, Janifast Ltd ceased operations and began a process of liquidation owing to its financial condition as well as the global financial crisis that began in September of 2008.

The Company has incurred costs for obtaining transmission rights. This enabled the Company to obtain re-transmission accreditation to proprietary television content that the Company plans to provide with its flagship product, the Traverser within its incorporated joint venture mPhase Television.Net, in which the Company owns a 56.5% interest.

Directors that are significant shareholders of Janifast Limited include Messrs Ronald A. Durando, Gustave T. Dotoli, and the Chairman of Microphase Corporation Necdet F. Ergul.

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

The following summarizes compensation to related parties for the fiscal year ended June 30, 2006:

	Durando	Dotoli	Ergul	Biderman	Smiley	Guerino	Janifast	Microphase	TOTAL RELATED

Consulting/Salary	$643,600	$357,000		$39,000	$175,000				$1,214,600
Directors Stipend	$7,500	$7,500				$7,500			$22,500
Rent				$36,000				$204,444	$240,444
Cost of Sales/Royalty							$770,441	$32,014	$802,455
Loan Interest								$10,800	$10,800
R&D								$197,639	$197,639
SG&A								$86,923	$86,923
Estimated Value of Stock Issued	$1,260,000	$525,000	$210,000	$105,000	$331,213				$2,431,213
Estimated Value of Options Issued	$1,596,200	$836,400	$273,740	$85,890	$213,850	$56,990			$3,063,070
Reparations Shares							$834,633	$728,434	$1,563,067
Totals	$3,507,300	$1,725,900	$483,740	$265,890	$720,063	$64,490	$1,605,074	$1,260,254	$9,632,711

The Following Summaries Compensation to Related Parties for the Fiscal Year Ended June 30, 2007

	Durando	Dotoli	Ergul	Biderman	Smiley	Guerino	Lawrence	Janifast	Microphase	TOTAL RELATED

Consulting / Salary	$393,600	$282,000			$200,000					$875,600
Directors Stipend and Interest	$7,500	$7,538	$3,750	$3,750	$8,550	$3,750	$3,750			$38,588
Rent									$60,000	$60,000
R&D									$236,492	$236,492
Finders Fees (including common shares)				$520,000						$520,000
Cost of Sales and SG&A								$110,912	$36,342	$147,254
Reparations and Stock Based Compensation	$1,044,000	$555,000	$201,000	$16,800	$306,250	$14,700		$138,462		$2,276,212
Totals	$1,445,100	$844,538	$204,750	$540,550	$514,800	$18,450	$3,750	$249,374	$332,834	$4,154,146
PacketPort.com legal expense										$611,807
Total expense to related parties										$4,765,953

The Following Summaries Compensation to Related Parties for the Fiscal Year Ended June 30, 2008

	Durando	Dotoli	Biderman	Smiley	Microphase	TOTAL RELATED

Consulting / Salary	$393,600	$282,000		$200,000		$875,600
Interest	$19,490	$4,156		$18,752		$42,398
Rent					$60,000	$60,000
R&D					$28,151	$28,151
Finders Fees			$188,472		$188,472
Cost of Sales and SG&A					$30,089	$30,089

Totals	$413,090	$286,156	$188,472	$218,752	$118,240	$1,224,710

Summary of compensation to related parties for the Fiscal Year Ended June 30, 2009
	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$275,718	$229,000	$182,292			$687,010
Interest	$61,473	$62,514	$21,048			$145,035
Rent					$36,000	$36,000
G&A					$16,773	$16,773
R&D					$150,000	$150,000
Finders Fees				$80,000		$80,000
Stock based compensation (shares issued)*	$1,541,700	$913,600	$571,000	$228,400		$3,254,700
Stock based compensation (options issued)**	$1,944,912	$1,166,947	$700,168	$77,796		$3,889,823
Total compensation	$3,823,803	$2,372,061	$1,474,508	$386,196	$202,773	$8,259,341

Common stock issued*	27,000,000	16,000,000	10,000,000	4,000,000		57,000,000
Options issued (5years @ 5 cents)**	50,000,000	30,000,000	18,000,000	2,000,000		100,000,000

Amounts due to Officers
For the year ended June 30, 2009

	RON DURANDO	GUS DOTOLI	MARTIN SMILEY	TOTAL

NOTES PAYABLE OFFICERS
BALANCE 6/30/07	$85,000	$75,000	$161,000	$321,000
July 2007 Advances (Payments)	$(30,000)	$(75,000)		$(105,000)
August 2007 Advances (Payments)	$35,000	$75,100	$35,000	$145,100
Sept 2007 Advances (Payments)	$110,000			$110,000
Assumption of Note Payable- Sovereign	$110,000			$110,000
Oct 2007 Advances (Payments)	$25,000	$25,000	$25,000	$75,000
Nov 2007 Advances (Payments)	$76,000	$36,000	$11,000	$123,000
Dec 2007 Advances (Payments)	$25,000	$0	$0	$25,000

Transferred to Deferred Comp	$(148,000)	$(123,500)		$(271,500)
Jan 2008 Advances (Payments)	$2,000	$32,000		$34,000
Feb 2008 Advances (Payments)	$0	$55,000	$72,038	$127,038
Mar 2008 Advances (Payments)	$(180,000)	$(47,500)	$(40,000)	$(267,500)
April 2008 Advances (Payments)	$(110,000)	$(52,100)	$(45,000)	$(207,100)

May 2008 Advances (Payments)			$(15,000)	$(15,000)

June 2008 Advances (Payments)
BALANCE Notes Payable Officers	$0	$0	$204,038	$204,038

Deferred Compensation	$278,000	$323,500		$601,500

Due To Officers
BALANCE 6/30/07	$188,400	$75,500		$263,900
Consulting Fee Earned -1st Qtr	$98,400	$70,500		$168,900
Consulting Fees Paid - 1st Qtr	$(39,500)	$(32,500)		$(72,000)
Consulting Fee Earned - 2nd Qtr	$98,400	$70,500		$168,900
Consulting Fees Paid - 2nd Qtr	$(10,000)	$(10,000)		$(20,000)
Consulting Fee Earned - 3rd Qtr	$98,400	$70,500		$168,900
Consulting Fees Paid - 3rd Qtr	$(12,000)	$(8,500)		$(20,500)
Consulting Fee Earned - 4th Qtr	$98,400	$70,500		$168,900
Consulting Fees Paid - 4th Qtr	$(221,510)	$(204,244)		$(425,754)

Balance Due to Officers	$298,990	$102,256		$401,246

Interest Payable	$0	$0	$18,751	$18,751

Totals Payable to Officers	$576,990	$425,756	$222,789	$1,225,535

Summary of amounts due to Officers
For the year ended June 30, 2009

	RON	GUS		MARTIN
Summary of payables to related parties as of June 30, 2009	DURANDO	DOTOLI		SMILEY	TOTAL
Notes Payable	$617,420	$450,756		$264,224	$1,332,400
Due to Officers / Affiliates	$0	$5,550	$		$5,550
Interest Payable	$61,473	$62,514		$9,605	$133,592

Total Payable to Officers	$678,893	$518,820		$273,829	$1,471,542

LIQUIDITY AND CAPITAL RESOURCES

Through June 30, 2009, the Company has incurred development stage losses totaling approximately $187,798,017 and had cash and cash equivalents of $153,536. At June 30, 2009, mPhase had a working capital deficit of $3,990,645 as compared to a working capital deficit of $3,853,019 as of June 30, 2008. The Company has a Convertible Debenture equity line of credit with JMJ Financial that should enable the Company to raise $300,000 per month for the next fiscal year. Draws under this facility commenced in March of 2008. The Company believes this will be sufficient for its short-term liquidity. In the longer term, we estimate that the Company will need to raise approximately $5-10 million of additional capital above the funds anticipated from the monthly conversion by JMJ, to meet longer term liquidity needs through June 30, 2010. Such monies would be necessary primarily to fund future expenditures for commercialization of its SmartBattery products. Finally, depending upon sales and margins in fiscal year 2010, additional capital may be required to fund a portion of any growth necessary in operations.

Cash used in operating activities was $2,953,108 million during the twelve months ending June 30, 2009. During such period, the cash used by operating activities consists principally of the net loss ($15,529,677) less non cash changes related to convertible debt issued and associated changes in derivative value ($3,199,854) and the reduction of accounts payable ($118,065). These amounts are offset in part by non-cash charges related to issuance of common stock and options for services and reparation cost of $7,596,563 and $380,172 respectively.

During the twelve-month period ended June 30, 2009, the Company raised capital through private placements with accredited investors, whereby the Company issued 72,333,333 million shares of the Company’s common stock, generating net proceeds to the Company of $720,000.

During the twelve-month period ended June 30, 2008, the Company raised capital through private placements with accredited investors, whereby the Company issued 24.6 million shares of the Company’s common stock, generating net proceeds to the Company of $1,144,247 and generated $650,000 of funds through the conversion of warrants into 11,111,113 shares of the Company’s common stock.

As a result, conversion of debt with related parties and strategic vendors during the periods enumerated is as follows:

Equity Conversions of Debt and Other Financial Instruments with Related Parties

	2007	2008	2009

Janifast:
Number of shares	830,769
Number of warrants	0
Amount converted to equity	$108,000
Microphase Corporation:
Number of shares	0
Number of warrants	0
Amount converted to equity	$0
Strategic Vendor Conversions:
Number of shares	5,242,959
Number of warrants	0
Amount converted to equity	$1,996,561
Officers
Number of shares	0
Number of warrants (A)	0
Amount converted to equity	$0
Total Related Party Conversions
Number of shares	6,073,728	NONE	NONE
Number of warrants	0
Amount converted to equity	$2,104,561

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT’S PLANS

Through June 30, 2009, the Company incurred development stage losses totaling approximately $187.8 million and at June 30, 2009 had a working capital deficit of $8,423,816. Funding in our tradition capital markets was difficult during FYE 2009. Management of the Company desired to avoid unnecessary dilution by issuing large amounts of equity at depressed prices to raise larger sums of cash. Alternatively the Company was able to enter into Convertible Debt arrangements with independent investors to provide liquidity and capital resources during the year. Such arrangements should provide the Company with approximately $300,000 per month through August of 2010. These arrangements will likely provide much of the working capital anticipated to be needed during the next FYE. In addition and from time to time during FYE 2009, the Company raised necessary working capital via bridge loans from officers. Such loans have subsequently been repaid (see notes payable to officers). The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, (3) continue its efforts to commercialize and sell and receive military grants for its SmartBattery (4) commercialize and sell its emergency flashlight containing its manually- activated reserve battery.

The Company is currently focused upon development and commercialization of its emergency flashlight “Always Ready” battery product as well as completing its Phase II Army Grant to develop a single and multiple array of reserve batteries for a computer backup source of power using the science of nanotechnology. The Company believes that such battery has a much longer shelf life than conventional batteries and will have significant commercial and military applications. The Company has temporarily suspended, to conserve financial resources, development of its magnetometer sensor devices also developed using the science of nanotechnology. In addition, although the Company has suspended all activity related to its IPTV business, it continues to believe that the intellectual property created over years of development of its TV+ solution may have significant value as the market for IPTV further develops.

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

See pages beginning 73.

ITEM 8A.

Assessment of Internal Controls

Evaluation of Disclosure Controls and Procedures

The Company has implemented disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2009, the management of the Company carried out an assessment, under the supervision of and with the participation of the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009, as deemed appropriate for the size and scope of the Company’s transactions and financial reporting requirements; however we did note certain deficiencies considered to be a reportable condition described below.

The Company’s management performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to all the balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Annual Report on Form 10-K, to ensure that the Company’s Annual Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Annual Report fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our evaluation concluded that the company had no material weakness which would result in the reasonable possibility of a material misstatement described above; yet it did bring certain matters to our attention and we noted that we consider being a reportable condition.

Reportable conditions involve matters coming to our attention relating to significant deficiencies in the design or operation of the internal control that in our judgment, could adversely affect the organization’s ability to record, summarize and report financial data consistent with the assertions of management in the financial statements.

We noted that a condition which management considered to be a reportable condition existed because of the Company’s lack of sufficient resources of sufficient resources of accounting personnel with an appropriate level of knowledge and experience commensurate with the increasingly expanding financial reporting requirements of the Company, in both scope and complexity, as promulgated by SEC and generally accepted accounting principles (GAAP). The Company has obtained, on a fee basis, an outside consultant to act as an accounting manager to assist the Company with the accounting of convertible debentures and derivatives.

Our considerations of internal control would not necessarily disclose all matters in internal control that might be reportable conditions and, accordingly, would not necessarily disclose all reportable conditions that are also considered to be material weaknesses as defined above. However, none of the reportable conditions described above is believed to be a material weakness.

Management concluded that the Company did maintain an effective level of internal control over financial reporting as of June 30, 2009 appropriate for the financial reporting requirements of the Company.

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

Changes in Internal Control over Financial Reporting

The Company is in the process of improving the internal control condition described above. However, Mphase Technologies is a small company with a total staff of approximately 9 employees and consultants. This size limits and may continue to limit, the Company’s ability to provide for adequate backup of financial personnel Accordingly, efforts individually and in the aggregate maybe insufficient to fully eliminate the condition that could adversely affect the organization’s ability to record, summarize and report financial data consistent with the assertions of management in the financial statements.

There were no changes in our internal control over financial reporting during the fiscal year ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Executive officers are selected by the Board of Directors. No family relationships exist between any of the executive officers or directors. The following table sets forth certain information with respect to each person, who is an executive officer or director. mPhase’s executive officers and directors as of June 30, 2008 are as follows:

NAME	AGE	POSITION(S)

Ronald A. Durando	52	Chief Executive Officer and Director
Gustave T. Dotoli (2)	73	Chief Operating Officer and Director
Martin Smiley	62	Chief Financial Officer
OUTSIDE DIRECTORS
Anthony H. Guerino (1)(2)	63	Director
Abraham Biderman (1)(2)	62	Director
Dr. Victor Lawrence	60	Director
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

DR VICTOR LAWRENCE is bachelor Chair professor of Electrical Engineering and Associate Dean for Special Programs, in the Charles V Schafer, Jr. School of Engineering, at Steven Institute of Technology. Dr. Victor Lawrence is a member of the National Academy of Engineering and has worked in the information technology and communications field for over thirty years. He is an industry leader in digital communications R&D and services, an entrepreneur, an active member of engineering professional organizations, an author, and a teacher who has extensive international experience. Prior to joining Steven Institute of Technology Dr. Lawrence was Vice President, Advanced Communications Technology, Bell Laboratories, Lucent Technologies. He led the development of technologies that go into the most innovative, reliable, and cost-effective communications networks for the leading telecommunications service providers. He has supported Lucent’s businesses with a staff of about 500 leading technologists and a budget of about $100M. Major projects included gigabit, photonic, and wireless networking developments and services. He was responsible for a team of engineers that worked on performance analysis, simulations and development of broadband access and backbone networks for many national and international service providers. All of Lucent’s R&D organizations relied on his high-technology support of computer-aided hardware design, physical and thermal design, systems compliance testing and certification, and design for high performance network control, signaling, and management. Earlier, he was Director, Advanced Multimedia Communications at Bell Labs, where he was responsible for systems engineering, exploratory development of multimedia signal processing, transmission, and switching, including speech and audio coding, modems, broadband transmission, ATM switching and protocols, and wireless communication and signal processing. He held a variety of leadership positions in data communications research, digital techniques, and information systems. His application of digital signal processing to data communications in the late 1980s and early 1990s led to many significant advances in high-speed transmission over copper lines (e.g., voice band modems and DSL), which helped create a global industry that leverages the public switched telephone network. Dr. Lawrence played a significant role in the development of every major international voiceband modem standard, making high-speed data communication over international networks possible. The universal availability of high-speed data connectivity stimulated the growth and widespread use of the Internet. He led the development of high-speed modem/fax chip sets that are used in data terminals, computers, and voice terminals for secure communications worldwide. His work on high-speed transceivers for local loop and for premises applications led to the development of a variety of DSL technologies, many of which are deployed today for broadband services. Entrepreneurship Dr. Lawrence spun off several ventures internal and external to Lucent to maximize the impact of technology developed in his organization.

At each annual meeting of stockholders, the newly elected directors’ terms begin on the date of election and qualification, and continue through the next annual meeting following election. Terms may differ in the case where a director resigns, is removed from office, or until the time when a successor director is elected and qualified.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Directors, executive officers, and individual owning more than 10 percent of mPhase common stock are required to file initial reports of ownership and changes in ownership with the SEC under Section 16(a) of the Securities Exchange Act of 1934, as amended. The SEC regulations also require those persons to provide copies of all filed Section 16(a) reports to the Company. mPhase has reviewed the report copies filed in fiscal year 2007, and based also on written representations from those persons, the Company believes that there was compliance with Section 16(a) filing requirements for fiscal year 2009. All the officers and directors filed all of the required forms in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal year ended June 30, 2008 and the two previous fiscal years, the compensation earned by mPhase’s chief executive officer and the four other executive officers, whose compensation was greater than $100,000 for services rendered in all capacities to the Company for the year ended June 30, 2009.

SUMMARY EXECUTIVE COMPENSATION

NAME & PRINCIPAL POSITION	YEAR	SALARY	BONUS	STOCK AWARDS	OPTION AWARDS	NON EQUITY INCENTIVE	PENSION VALUE	OTHER		TOTAL

Ronald Durando	2009	$275,718	$0	$1,541,700	$1,944,912	N/A	N/A	$61,473		$3,823,803
President	2008	393,600	$0	$0	$0	N/A	N/A	$19,490	#4	$413,090
Chief Executive Officer	2007	$393,600	$0	$860,000	$196,000	N/A	N/A	$7,500	#1	$1,457,100

Gustave Dotoli
Chief Operating Officer	2009	$229,000	$0	$913,600	$1,166,947	N/A	N/A	$62,514		$2,372,061
	2008	$282,000	$0	$0	$0	N/A	N/A	$4,156	#4	$286,156
	2007	$282,000	$0	$450,000	$126,000	N/A	N/A	$7,538	#2	$865,538

Martin Smiley	2009	$182,292	$0	$571,000	$700,168	N/A	N/A	$21,048		$1,474,508
Executive Vice President	2008	$200,000	$0	$0	$0	N/A	N/A	$18,752 #4		$218,752
CFO and General Council	2007	$200,000	$0	$262,500	$56,000	N/A	N/A	$8,550 #3		$527,050

Footnotes

#1 consists of directors fees of $7,500 in 2007
# 2 consists of directors fees of $7,500 in 2007 plus interest of $38 in 2007 on loan to the Company
#3 consists of directors fees of $3,750 plus $4,800 interest on loans to the Company
#4 Interest on loans to the Company

OUTSTANDING EQUITY AWARDS
at FISCAL YEAR END JUNE 30, 2009

	Number of Securities underlying Unexercised Options (Exercisable)	Number of Securities underlying Unexercised Options (Unexercisable)	Equity Incentive Plan awards Number of Securities	Option Exercise Price	Option Expiration Date	Number of shares of stock that has not been vested	Market Value of Shares not vested	Equity Incentive
Ronald Durando	2,500,000	0	0	$0.35	12/31/2009	0	0	0
President CEO	550,000	0	0	$0.18	2/23/2011	0	0	0
	3,450,000	0	0	$0.18	2/23/2011	0	0	0
	475,000	0	0	$0.21	2/23/2011	0	0	0
	3,525,000	0	0	$0.21	2/23/2011	0	0	0
	1,000,000	0	0	$0.21	3/28/2011	0	0	0
	750,000	0	0	$0.25	6/14/2011	0	0	0
	25,000	0	0	$0.25	6/14/2011	0	0	0
	1,400,000	0	0	$0.21	8/24/2011	0	0	0
	50,000,000	0	0	$0.05	9/16/2013	0	0	0

Gustave Dotoli	1,000,000	0	0	$0.35	12/31/2009	0	0	0
COO	550,000	0	0	$0.18	2/23/2011	0	0	0
	1,250,000	0	0	$0.18	2/23/2011	0	0	0
	475,000	0	0	$0.21	2/23/2011	0	0	0
	1,325,000	0	0	$0.21	2/23/2011	0	0	0
	750,000	0	0	$0.21	3/28/2011	0	0	0
	500,000	0	0	$0.25	6/14/2011	0	0	0
	25,000	0	0	$0.25	6/14/2011	0	0	0
	900,000	0	0	$0.21	8/24/2011	0	0	0
	30,000,000	0	0	$0.05	9/16/2013	0	0	0

Martin Smiley	550,000	0	0	$0.18	2/23/2011	0	0	0
Executive VP	475,000	0	0	$0.21	2/23/2011	0	0	0
CFO Chief Legal	25,000	0	0	$0.21	2/23/2011	0	0	0
Council	250,000	0	0	$0.25	6/14/2011	0	0	0
	400,000	0	0	$0.21	6/24/2011	0	0	0
	18,000,000	0	0	$0.05	9/16/2013	0	0	0

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee during fiscal 2009 were Messrs. Biderman and Guerino. Neither Messrs. Biderman, nor Guerino have been one of mPhase’s officers or employees. None of the Company’s directors or executive officers served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire Board of Directors) of another entity during fiscal 2008 that has a director or executive officer serving also as a director on mPhase’s Board of Directors.. Mr. Dotoli, together with Mr. Durando and Mr. Ergul, were collectively controlling shareholders and Directors of Janifast Ltd. and Mr. Dotoli. In March of 2009 Janifast Ltd terminated operations.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 30, 2009 certain information regarding the beneficial ownership of our shares:

1.	by each person who is known by us to be the beneficial owner of more than five percent (5%) of its outstanding common stock;

2.	each of our directors;

3.	by each executive officer named in the Summary Compensation Table; and, by all of our directors and executive officers as a group.

AFFILIATES (1 & 2)	Shares	Warrants	Options	TOTAL	%

Victor Lawrence	-	-	-	-
Anthony Guerino	-	-	765,000	765,000	0.05%
Abraham Biderman	1,076,900	-	1,065,000	2,141,900	0.15%
Gustave Dotoli	22,793,033		36,775,000	59,568,033	4.20%
Ron Durando (3)	43,588,965	65,000	63,675,000	107,328,965	7.57%
Ned Ergul	2,850,000		2,655,000	5,505,000	0.39%
Martin Smiley	16,262,629	2,345,569	19,700,000	38,308,198	2.69%
Microphase	16,060,019	5,572,222	-	21,632,241	1.54%
Janifast	8,227,778	1,950,000	-	10,177,778	0.72%
Total Affiliates	110,859,324	9,932,791	122,510,000	243,302,115	17.33%

(1) Unless otherwise indicated, the address of each beneficial owner is 587 Connecticut Avenue, Norwalk, Connecticut 06854-1711.

(2) Unless otherwise indicated, mPhase believes that all persons named in the table have sole voting and investment power with respect to all shares of the Company shares beneficially owned by them. The percentage for each beneficial owner listed above is based on 1,103,089,650 shares outstanding on June 30, 2009, and, with respect to each person holding options or warrants to purchase shares that are exercisable within 60 days after June 30, 2009, the number of options and warrants are deemed to be outstanding and beneficially owned by the person for the purpose of computing such person's percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes 1,816,148 shares held by Durando Investment LLC, Shares held by Janifast which Mr. Durando controls are stated separately.

(4) Does not include 90,519,050 and 36,510,585 shares issuable for unpaid compensation, loans plus accord interest, if converted for Messrs. Durando, Dotoli and Smiley respectively. Such conversions are subject to availability of authorized shares.

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

Mr. Durando, the President and CEO of mPhase, owns a controlling interest and is a director and President of Janifast Limited. Mr. Durando and Mr. Dotoli are officers of Microphase Corporation. Mr. Dotoli was also a shareholder of Janifast Limited prior to its discontinuing operations in March of 2008. Mr. Ergul owns a controlling interest and is a director of Microphase Corporation and is a director and shareholder of Janifast Limited. Microphase Corporation and Janifast Ltd., are significant shareholders of mPhase.

Management believes the amounts charged to the Company by Microphase, Janifast Ltd, mPhase Television.Net and Hart Telephone are commensurate to amounts that would be incurred if outside parties were used. The Company believes Microphase Corporation has the ability to fulfill their obligations to the Company without further support from the Company.

Transactions with Officers, Directors and their Affiliates

Directors that were significant shareholders of Janifast Limited prior to its ceasing operations in March of 2008 include Messrs Ronald A. Durando and Gustave T. Dotoli.

The Following Summaries Compensation to Related Parties for the Fiscal Year Ended June 30, 2009

						TOTAL
	Durando	Dotoli	Smiley	Biderman	Microphase	RELATED

Consulting / Salary	$275,718	$229,000	$182,292			$687,010
Interest	$61,473	$62,514	$21,048			$145,035
G&A					$16,773	$16,773
Rent					$36,000	$36,000
R&D					$16,773	$150,000
Finders Fees			571,000	$80,000	$150,000	$80,000
Stock based compensation (shares issued)*	$1,541,700	913,600		$228,400		$3,254,700
Stock based compensation (options issued)**	$1,944,912	1,166,947	700,168	$77,796		$3,889,823
Total Compensation	$3,823,803	2,372,061	1,474,508	$386,196	202,773	$8,259,341

Common Stock Issued*	27,000,000	16,000,000	10,000,000	4,000,000		57,000,000
Options issued (5 years @ 5 cents)**	50,000,000	30,000,000	18,000,000	2,000,000		100,000,000

Amounts due to Officers
For the year ended June 30, 2008

	RON	GUS	MARTIN
	DURANDO	DOTOLI	SMILEY	TOTAL

NOTES PAYABLE OFFICERS
BALANCE 6/30/07	$85,000	$75,000	$161,000	$321,000
July 2007 Advances (Payments)	$(30,000)	$(75,000)		$(105,000)
August 2007 Advances (Payments)	$35,000	$75,100	$35,000	$145,100
Sept 2007 Advances (Payments)	$110,000			$110,000
Assumption of Note Payable- Sovereign	$110,000			$110,000
Oct 2007 Advances (Payments)	$25,000	$25,000	$25,000	$75,000
Nov 2007 Advances (Payments)	$76,000	$36,000	$11,000	$123,000
Dec 2007 Advances (Payments)	$25,000	$0	$0	$25,000

Transferred to Deferred Comp	$(148,000)	$(123,500)		$(271,500)
Jan 2008 Advances (Payments)	$2,000	$32,000		$34,000
Feb 2008 Advances (Payments)	$0	$55,000	$72,038	$127,038
Mar 2008 Advances (Payments)	$(180,000)	$(47,500)	$(40,000)	$(267,500)
April 2008 Advances (Payments)	$(110,000)	$(52,100)	$(45,000)	$(207,100)

May 2008 Advances (Payments)			$(15,000)	$(15,000)

June 2008 Advances (Payments)
BALANCE Notes Payable Officers	$0	$0	$204,038	$204,038

Deferred Compensation	$278,000	$323,500		$601,500

Due To Officers
BALANCE 6/30/07	$188,400	$75,500		$263,900
Consulting Fee Earned -1st Qtr	$98,400	$70,500		$168,900
Consulting Fees Paid - 1st Qtr	$(39,500)	$(32,500)		$(72,000)
Consulting Fee Earned - 2nd Qtr	$98,400	$70,500		$168,900
Consulting Fees Paid - 2nd Qtr	$(10,000)	$(10,000)		$(20,000)
Consulting Fee Earned - 3rd Qtr	$98,400	$70,500		$168,900
Consulting Fees Paid - 3rd Qtr	$(12,000)	$(8,500)		$(20,500)
Consulting Fee Earned - 4th Qtr	$98,400	$70,500		$168,900
Consulting Fees Paid - 4th Qtr	$(221,510)	$(204,244)		$(425,754)

Balance Due to Officers	$298,990	$102,256		$401,246

Interest Payable	$0	$0	$18,751	$18,751

Totals Payable to Officers	$576,990	$425,756	$222,789	$1,225,535

The Following Summaries Compensation to Related Parties for the Fiscal Year Ended June 30, 2007

	Durando	Dotoli	Ergul	Biderman	Smiley	Guerino	Lawrence	Janifast	Microphase	TOTAL RELATED

Consulting / Salary	$393,600	$282,000			$200,000					$875,600
Directors Stipend and Interest	$7,500	$7,538	$3,750	$3,750	$8,550	$3,750	$3,750			$38,588
Rent									$60,000	$60,000
R&D									$236,492	$236,492
Finders Fees (including common shares)				$520,000						$520,000
Cost of Sales and SG&A								$110,912	$36,342	$147,254
Reparations and Stock Based Compensation	$1,044,000	$555,000	$201,000	$16,800	$306,250	$14,700		$138,462		$2,276,212

Totals	$1,445,100	$844,538	$204,750	$540,550	$514,800	$18,450	$3,750	$249,374	$332,834	$4,154,146
PacketPort.com legal expense										$611,807
Total expense to related parties										$4,765,953

Summary of Transactions with Officers
Twelve Months Ended June 30, 2009

	RON	GUS	MARTIN
	DURANDO	DOTOLI	SMILEY	TOTAL
NOTES PAYABLE OFFICERS
BALANCE 6/30/08	$0	$0	$204,038	$204,038
July 2008 Advances (Payments)	$0	$0	$2,500	$2,500
August 2008 Advances (Payments)	$0	$0	$711	$711
Sept 2008 Advances (Payments)	$0	$8,000	$9,289	$17,289
Oct 2007 Advances (Payments)	$0	($8,000)	$478	($7,522)
Nov 2008 Advances (Payments)	$0	$0	($10,000)	($10,000)
Dec 2008 Advances (Payments)	$17,000	$23,000	$22,810	$62,810
Jan 2009 Advances (Payments)	($17,000)	($23,000)	($8,016)	($48,016)
Feb 2009 Advances (Payments)	$0	$16,000	$10,000	$26,000
Mar 2009 Advances (Payments)	$0	($16,000)	$32,415	$16,415
Apr 2009 Advances (Payments)	$0	$0	$0	$0
May 2009 Advances (Payments)	$55,000	$30,000	$0	$85,000
June 2009 Advances (Payments)	($55,000)	($30,000)	$0	($85,000)
BALANCE Notes Payable Officers	$0	$0	$264,225	$264,225

Deferred Compensation Converted into Notes	$278,000	$323,500	$0	$601,500
Net Consulting Fees Converted into Notes	$339,420	$127,256	$0	$466,676
Total Notes Due to Officers	$617,420	$450,756	$264,225	$1,332,400

Due To Officers
BALANCE 6/30/08	$298,990	$102,256	$0	$401,246
Consulting Fees & Expenses Incurred -1st Qtr	$98,400	$70,500	$0	$168,900
Consulting Fees & Expenses Paid - 1st Qtr	($101,500)	($84,000)	$0	($185,500)
Consulting Fees & Expenses Incurred - 2nd Qtr	$66,817	$58,000	$0	$124,817
Consulting Fees & Expenses Paid - 2nd Qtr	($35,000)	($32,500)	$0	($67,500)
Consulting Fees & Expenses Incurred - 3rd Qtr	$60,501	$55,500	$0	$116,001
Consulting Fees & Expenses Paid - 3rdt Qtr	($31,626)	($25,500)	$0	($57,126)
Converted into Notes	($339,582)	($127,256)	$0	($466,838)
Consulting Fees & Expenses Incurred - 4th Qtr	$0	$0	$0	$0
Consulting Fees & Expenses Paid - 4th Qtr	($17,000)	($11,450)	$0	($28,450)
Other Adjustment	$0	($5,550)	$0	($5,550)
Balance Due to Officers	$0	$0	$0	$0

Total Due to Officers Before Interest	$617,420	$450,756	$264,225	$1,332,400
Interest Payable	$61,473	$62,514	$9,605	$133,592
Total Payable to Officers	$678,892	$513,270	$273,830	$1,465,992

COMPENSATION
Consulting / Salary Earned	$275,718	$229,000	$182,292	$687,010
Interest Earned	$61,473	$62,514	$21,048	$145,035
Stock Based Compensation - Shares	$1,541,700	$913,600	$571,000	$3,026,300
Stock Based Compensation - Options	$1,944,912	$1,166,947	$700,168	$3,812,027
Total Compensation Officers	$3,823,803	$2,372,061	$1,474,508	$7,670,072

During the twelve months ended June 30, 2007, Mr. Biderman’s through his affiliated firm of Palladium Capital Advisors earned finder’s fees of $520,000 in connection with the raising of approximately $5 million in various equity transactions during the year.

In addition, at various points during fiscal year ended June 30, 2007, Messrs, Durando, Dotoli and Smiley provided $650,000 in bridge loans to the Company which was evidenced by individual promissory notes. During December 2006, Messrs Durando and Dotoli agreed to convert their notes, in the amounts of $130,000 and $200,000 respectively, to a deferred compensation arrangement, the repayment terms of which have not been specified. Mr. Smiley has extended bridge loans to the Company of $160,000, evidenced by promissory notes for $101,000 and a $60,000 note with a 12% rate of interest. In summary as of June 30, 2007, bridge loans outstanding were $85,000,$75,000 and $161,000 to the Messrs Durando, Dotoli and Smiley, respectively. All of the foregoing promissory notes were payable on demand and only the $161,000 payable to Mr. Smiley remained outstanding in June 2008

During the 12 month period ended June 30, 2007 Eagle Advisers, an investment banking firm founded by Mr. Abraham Biderman, a member of the Board of Directors of the Company, earned fees and reimbursement expenses of approximately $782,568 in connection with services in regard to private placements of the Company’s common stock and warrants and raised a total of $5,820,652 net of such fees for the Company.

During the 12 month period ended June 30, 2005 Eagle Advisers, earned fees and reimbursement expenses of approximately $633,000 in connection with services in connection with private placements of the Company’s common stock and warrants and raised a total of $6,117,000 net of such fees for the Company.

Additionally at June 30, 2004, Mr. Durando was owed $300,000 and Mr. Smiley was owed $100,000 by the Company as evidenced by a non-interest bearing promissory note that was repaid in July 2004. As of June 30, 2004 a total of $55,000 in the aggregate was due to Mr. Durando and Mr. Dotoli for unpaid compensation.

Mr. Durando’s June 30, 2004 note payable balance of $300,000 was repaid by the Company during fiscal year 2005. During the first and second quarters of fiscal year 2005, Mr. Durando made additional bridge loans to the Company evidenced by various 12% demand notes in the aggregate of $525,000. Mr. Durando was repaid a total of $450,000 of such loans in January of 2005. In addition, Mr. Durando converted $13,954 of the principal amount of a $75,000 promissory note leaving unpaid principal of $61,046 outstanding. Mr. Durando converted $13,000 of accrued and unpaid interest on various promissory notes of the Company into 65,000 shares of common stock and a 5 year warrant to purchase a like amount of common stock at $.25 per share.

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

In addition a demand note payable to Martin Smiley, CFO and General Counsel of mPhase, in the amount of $75,000 was converted into 375,000 shares of common stock plus a 5 year warrant to purchase a like amount of shares at $.25 per share and Mr. Smiley extended from July 25, 2004 to July 25, 2005 a $100,000 promissory note carrying 12% interest. In addition Mr. Smiley converted accrued and unpaid interest on his various promissory notes of $ 9,975 through December 31, 2004 into 49,875 shares of common stock plus a 5 year warrant to purchase a like amount of common stock at $.25 per share. Mr. Smiley’s remaining $100,000 note is convertible into Common Stock of mPhase at the rate of $.25 cents per share through July 25, 2009. Upon conversion, the note holder will be granted warrants to purchase an equivalent amount of mPhase Common Stock at $.25 cents per share for a period of five years from the date of conversion plus a 5 year warrant for a like amount of shares at $.25 per share. Mr. Ronald A. Durando converted $13,000 of accrued and unpaid interest on various demand notes issued by the Company for loans by Mr. Durando during the six month period ended December 31, 2004 into 65,000 shares of common stock plus a 5 year warrant to purchase a like amount of shares at $.25 per share. In addition Mr. Durando converted $13,954 of principal of a $75,000 promissory note into the exercise, in full, of a warrant to purchase 1,395,400 shares of common stock at $.01 previously granted to Mr. Durando in exchange for cancellation of unpaid compensation. Finally, Mr. Gustave Dotoli, Chief Operating Officer of the Company converted $ 3,750 of accrued and unpaid interest on a $75,000 promissory note into 375,000 shares of common stock at $.01 pursuant to a portion of a warrant previously granted to Mr. Dotoli for unpaid compensation.

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

On August 30, 2004, the Company paid $100,000 to Piper&Rudnick, LLP, its outside counsel, in connection with the renegotiation of a Payment Agreement effective June 30, 2004. Under the terms of the renegotiated Payment Agreement, the Company agreed to payments of $25,000 each on December 1, 2004, March 1, 2005, June 1, 2005 and September 1, 2005 and a payment of $50,000 on December 1, 2006 plus $25,000 payments on March 1, 2006, June 1, 2006, September 1, 2006 and a final payment of $75,000 payment on December 1, 2007. In addition, Piper&Rudnick LLP agreed to convert $150,000 of such payable into a 5 year cashless warrant to purchase the Company’s common stock at $.25 per share.

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

Transactions with Microphase Corporation mPhase’s President and Chairman of the Board of the Company are also employees of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement for fiscal year 2006 required mPhase to pay Micophase $10,000 per month. Microphase also charges fees for specific projects on a project-by-project basis. During the year ended June 30, 2007 and for the period of time from mPhase’s inception (October 2, 1996) to June 30, 2007, $531,820 and $8,670,776, respectively, have been charged to expense or inventory under these Agreements and is included in operating expenses in the accompanying consolidated statements of operations. Management believes that amounts charged to the Company by Microphase are commensurate to amounts that would be incurred if outside third parties were used. The Company is obligated to pay a 3% royalty to Microphase on revenues from its proprietary Traverser Digital Video and Data Delivery System and DSL component products.

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

Effective June 30, 2004, the Company was $473,787 in arrears with respect to a Promissory Note issued to Piper Rudnick LLP plus other legal fees of $118,773.36. It should be noted that Piper & Rudnick received such Promissory Note plus two warrants received in March of 2002 in exchange for cancellation of certain payables. Such warrants have conversion rights into our common stock for a total of 2,233,490 shares that have been registered under a recently effective Form S-1 Registration Statement, and are cashless. On September 3, 2003, the Company paid $10,000 in cash to Piper in exchange for reducing the total payable to $550,000 plus the issuance of additional cashless warrant for $150,000 worth of the Company’s common stock valued at $.25 per share. The remaining $300,000 payable had the following future payment schedule:

1. Payments of $25,000 each on December 1, 2004, March 1, 2005, June 1, 2005, September 1, 2005, March 1, 2006, June 1, 2006 and September 1, 2006.

2. A payment of $50,000 on December 1, 2005

3. A payment of $75,000 due on December 1, 2006

The Company has made all of the above payments except for $65,000 of the $75,000 due December 1, 2006, that is presently in arrears.

SUBSEQUENT EVENT

On August 19, 2009, the Company received proceeds of $250,000 in connection with a third agreement with JMJ Financial. This transaction involves 1) a Convertible Debenture in the amount of $1,870,000, plus a one time interest factor of 12% ($224,400) and a maturity date of August 10, 2012 and 2) A Secured Note Receivable in the amount of $1,700,000 plus a one time interest factor of 13.2% ($224,400) and a maturity date of August 10, 2012 due from the same parties who are the holders of the Convertible Debenture. Conversion of outstanding into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion.

On September 30, 2009, the Company expects to receive a total of $150,000 of proceeds in connection with a fourth agreement with JMJ Financial. This transaction involves 1) A Convertible Debenture in the amount of $1,200,000 plus a one time interest factor of 12% ($144,000) and a maturity date of September 23, 2012 and (2) A Secured Note in the amount of $1,100,000 plus a one time interest rate factor of 13.2%($144,000 each) and a maturity date of September 23, 2012 due from the same parties who are the holders of the Convertible Debentures. Conversion of outstanding into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. The Company has received a commitment from JMJ Financial to enter into an identical financing not later than 60 days from September 23, 2009.

In July of 2009 Microphase Corporation converted $200,000 of Accounts Payable owed by the Company into common stock valued at $.0075 per share (26,666,667 shares). Such price was determined based upon the price of private placements of equity by the Company during such period.

On October 7, 2009, the Company paid Messrs. Durando, Dotoli and Smiley $45,000,$45,000 and $25,000 respectively in reduction of amounts owed to them by the Company for unpaid compensation and bridge loans.

ITEM 14A. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

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

10.14. *	Purchase Order between the Company and Lucent Technologies, Inc., dated December 15, 2002, for cost reduction of the mPhase Traverser INI set box. **

10.15.*	Co-Branding Agreement, dated as of January 21, 2003, between the Company and Lucent Technologies, Inc.**

10.16*	Systems Integrator Agreement, dated as of April 4, 2003, between the Company and Lucent Technologies, Inc.**

10.17*	Development Agreement between Lucent Technologies, Inc and mPhase technologies, Inc. relating to Broadcast Television Switch (BTS) effective as of September 15, 2003.**

10.18*	Development Agreement effective February 3, 2004 between Lucent Technologies, Inc. and mPhase Technologies, Inc for development of micro fuel cell Nano Technology.**

10.19*	Software License Agreement between Espial Group, Inc, a Canadian Corporation and mPhase Technologies, Inc. entered into November 28, 2004.

10.20*	Software Development Agreement between Magpie Telecom Insiders, Inc, and mPhase Technologies, dated September 2, 2004 and Work Order dated January 3, 2005

10.21*	Development Agreement effective March 11, 2005 between Lucent Technologies Inc and mPhase Technologies relating to development of Magnetometers.

10.22*	Amendment No. 2 to Development Agreement dated as of March 9, 2005 relating to Micro Power Source Cells between mPhase Technologies, Inc and Lucent Technologies, Inc.

10.23*	Amendment No. 2 to Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc. dated as September 15, 2003

10.24*	Amendment No. 3 to Development Agreement between Lucent Technologies, Inc and mPhase Technologies, Inc. dated September 15, 2003

10.25*	Amendment No. 4 to Development Agreement between Lucent Technologies, Inc and mPhase Technologies, Inc. dated as of September 15, 2003

10.26*	Annexure B Statement of Work dated August 22, 2005 between Magpie Insiders, Inc. and mPhase Technologies, Inc.

10.27*	Annexure C Statement of Work dated January 25, 2006 between Magpie Insiders Inc and mPhase Technologies, Inc.

10.28*	3rd Amendment to Software License dated March 10, 2006 between Espial Group Inc. and mPhase Technologies, Inc.

10.29**	4th Amendment to Software License dated June 27,2006 between Espial Group, Inc and mPhase Technologies, Inc.

10.32A*	Agreement between Rubenstein Investor Relations, Inc and mPhase Technologies, Inc dated January 16, 2007

10.32B*	Services Agreement between Rubenstein Associates, Inc and mPhase Technologies, Inc dated January 22, 2007

10.33*	Memorandum of Understanding between Latens and mPhase Technologies, Inc dated January 23, 2007

10.34*	Amendment #4 between Lucent Technologies and mPhase Technologies, Inc dated February 3, 2007

10.35*	First Amendment to the Master Work Agreement between Velankani and mPhase Technologies, Inc dated February 6, 2007

10.36*	Cooperative Research Agreement between Rutgers and mPhase Technologies, Inc dated February 5, 2007

10.37*	Statement of Work Espial and mPhase Technologies, Inc dated February 22, 2007

10.38*	Payment Agreement between Espial and mPhase Technologies, Inc dated February 22, 2007

10.39*	Reseller Agreement between Steeleye Technologies and mPhase Technologies, Inc dated March 28, 2007

10.40*	Consulting Agreement between CT Nanobusiness Alliance and mPhase Technologies, Inc. dated May 10, 2007

10.41*	Escrow Agreement between Wilson Sonsini Goodrich & Rosati and mPhase Technologies, Inc dated May 2007

10.42*	Non-Exclusive Distribution Agreement between Netdialogue and mPhase Technologies, Inc. dated December 13, 2006

10.43*	Cooperative Research and Development Agreement between US Army Picatinny and mPhase Technologies, Inc dated December 20, 2006

10.44*	Amendment # 5 between Lucent Technologies Inc and mPhase Technologies, Inc.

10.45*	Private Equity Credit Agreement by and between mPhase Technologies, Inc. and Double U Master Fund LP. Dated as of June 27, 2007.

EXHIBITS
NUMBER
REFERENCE	DESCRIPTION

10.46	Phase I Army Grant dated July 7, 2007

10.47	Securities Purchase Agreement dated December 11, 1007 between mPhase Technologies, Inc. and Golden Gate Investors and Related Documents in connection with $1,500,000 Convertible Debenture Financing

10.48	Securities Purchase Agreement dated February 29, 2008 between St. George Investments and mPhase Technologies, Inc and Related Documents in connection with $550,000 Convertible Debenture Financing.

10.49	Documentation including $350,000 Convertible Note and $1,000,000 Convertible Note and Secured Note for $1,000,000 Financing between mPhase Technologies, Inc. and JMJ Financial dated March 25, 2008

10.50**	Contract with Porsche Design Studio dated December 5, 2008 for Design of Emergency Flashlight Product.

10.51**	Contract between mPhase Technologies, Inc. and Eagle Picher for design of mechanically-activated reserve battery for Emergency Flashlight Product.

10.52	Phase II Army Grant dated August 29, 2008

10.53*	Securities Purchase Agreement dated September 12, 2008 between mPhase Technologies, Inc. and La Jolla Cove Investors and Related Documents in connection with $2,000,000 Convertible Debenture Financing (Form 8K filing dated September 18, 2008)

10.54**	Design Development Agreement between mPhase Technologies, Inc. and Porsche Design Studio for Emergency Flashlight dated November 3, 2008

10.55*	Documentation dated December 31, 2008 for $1,100,000 Convertible Note and Secured Note Financing between mPhase Technologies, Inc. and JMJ Financial and Amendment to $350,000 Convertible Note Financing (Form 8K Filing dated January 21, 2009)

10.56**	Eagle Picher Proposal for mPhase Technologies, Inc. dated January 26, 2009 for design and development of mechanically-activated Reserve Battery to be used in Emergency Flashlight.

10.57	Termination Agreement with Golden Gate Investors dated March 17, 2009 with respect to Convertible Debenture Financing dated December 11, 2007

10.58**	Second Design and Development Agreement between mPhase Technologies, Inc. and Porsche Design Studio for Emergency Flashlight dated June 8, 2009.

10.59*	Documentation including $1,870,000 Convertible Note and Secured Note for Financing with JMJ Financial dated August 23, 2009 (Form 8K Filing dated August 21, 2009)

21*	List of Subsidiaries (incorporated by reference to Exhibit 21 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).

23.1*	Consents of Schuhalter, Coughlin & Suozzo, LLC dated August 31, 1998 and reference to Exhibit 23 to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no. 000-24969)).

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

CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Report of Rosenberg Rich Baker Berman & Company	74

Report of Arthur Andersen LLP	75

Report of Schuhalter, Coughlin & Suozzo, PC	76

Consolidated Balance Sheets as of June 30, 2009 and 2008	77

Consolidated Statements of Operations for the years ended June 30, 2007, 2008 and 2009 and for the period from inception (October 2, 1996) through June 30, 2009.	78

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period from inception (October 2, 1996) to June 30, 1997 and for each of the twelve years in the period ended June 30, 2009	79

Consolidated Statements of Cash Flows for the years ended June 30, 2007, 2008 and 2009 and for the period from inception (October 2, 1996) through June 30, 2009.	86

Notes to Consolidated Financial Statements	87

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of mPhase Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of mPhase Technologies, Inc. (a New Jersey corporation in the development stage) and subsidiaries as of June 30, 2009 and June 30, 2008, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the three years ended June 30, 2009 and for the period from inception (October 2, 1996) to June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of mPhase Technologies, Inc. for the period from inception to June 30, 2001. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from inception to June 30, 2001, included in the cumulative totals, is based solely upon the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of mPhase Technologies, Inc. and subsidiaries as of June 30, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009 and for the period from inception to June 30, 2008, in conformity with accounting principles generally accepted in the United States.

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

September 25, 2009

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

Schuhalter, Coughlin & Suozzo, PC
Raritan, New Jersey

January 28, 1999

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	June 30,
	2008	2009

ASSETS
CURRENT ASSETS
Cash	$15,533	$100,138
Accounts receivable	4,000	46,065
Prepaid and other current assets	121,882	153,636

Total Current Assets	141,415	299,839

Property and equipment, net	149,418	39,648
Note receivable and related interest	1,950,000	3,150,000
Investment in Sovereign	110,000	0

TOTAL ASSETS	$2,350,833	$3,489,487

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,076,965	$1,864,956
Accrued expenses	388,444	482,388
Due to related parties	1,030,167	369,920
Notes payable, related parties	204,038	1,332,400
Short term notes	240,820	240,820
Convertible debt	54,000	0

TOTAL CURRENT LIABILITIES	$3,994,434	$4,290,484

Convertible debt derivative liability	750,151	2,380,816
Convertible debentures net of discount of $2,953,899 and $1,385,395 at June 30, 2008 & 2009 respectively	411,101	2,052,355

TOTAL LIABILITIES	$5,155,686	$8,723,655

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Common stock, par value $.01, 2,000,000,000 shares authorized 440,395,000 and 870,446,949 shares issued and outstanding at June 30, 2008 and 2009 respectively	4,403,950	8,704,197
Additional paid in capital	165,067,510	173,867,627
Deficit accumulated during development stage	(172,268,340)	(187,798,019)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)

TOTAL STOCKHOLDERS’ DEFICIT	$(2,804,853)	$(5,234,168)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,350,833	$3,489,487

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations

		For the FYE June 30,		Date of Inception to June 30,
	2007	2008	2009	2009

REVENUES	$153,504	$112,928	$186,579	$22,748,618

COSTS AND EXPENSES
Cost of Sales	89,802	949	0	16,424,692
Research and Development (including non-cash stock related charges of $92,600, $0, $93,600 and $2,503,719 for FYE 2007,2008 & 2009 and inception to date respectively)	6,393,215	988,091	1,255,665	60,216,173

General and Administrative (including non-cash stock related charges of $3,448,785, $564,878, $7,503,367 and $69,836,331 for FYE 2007,2008 & 2009 and inception to date respectively)	8,684,053	4,031,618	9,554,190	119,025,953
Depreciation and Amortization	93,855	145,331	33,976	3,304,164

TOTAL COSTS AND EXPENSES	15,260,925	5,165,989	10,843,831	198,970,982

LOSS FROM OPERATIONS	$(15,107,421)	$(5,053,061)	$(10,657,252)	$(176,222,364)

OTHER INCOME (EXPENSE)
Interest (Expense)	(18,310)	(214,878)	(1,320,511)	(1,703,840)
Net Reparation, Impairment and Other Income (Expense)	(1,725,831)	(527,530)	(352,060)	(8,510,707)
Net Charges related to Convertible Debt	0	1,838,748	(3,199,854)	(1,361,106)

TOTAL OTHER INCOME (EXPENSE)	$(1,744,141)	$1,096,340	$(4,872,425)	$(11,575,653)

NET LOSS	$(16,851,562)	$(3,956,721)	$(15,529,677)	$(187,798,017)

LOSS PER COMMON SHARE, basic and diluted	$(0.05)	$(0.01)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	310,395,562	405,032,339	592,455,950

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES INC.
(ADEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE TWELVE YEARS
IN THE PERIOD ENDED JUNE 30, 2009

	Common Stock Shares	Par Value 0.01	Treasury Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders Equity (Deficit)

Balance, October 2, 1996 (date of inception).	1,140,427	$11,404		$459,753	$0	$(537,707)	$(66,550)

Issuance of common stock of Tecma Laboratories, Inc., for 100% of the Company.	6,600,000	66,000		(537,157)		537,707	66,550

Issuance of common stock, in private placement, net of offering costs of $138,931	594,270	5,943		752,531			758,474

Net loss						(781,246)	(781,246)

Balance, June 30, 1997	8,334,697	$83,347		$675,127	$0	$(781,246)	$(22,772)
Issuance of common stock with warrants, in private placement, net of offering costs of $84,065	999,502	9,995		791,874			801,869

Issuance of common stock for services	300,000	3,000		147,000			150,000

Issuance of common stock in connection with investment in unconsolidated subsidiary	250,000	2,500		122,500			125,000

Repurchase of 13,750 shares of common stock			(7,973)				(7,973)

Issuance of common stock with warrants in private placement, net of offering costs of $121,138	1,095,512	10,955		659,191			670,146

Issuance of common stock for financing services	100,000	1,000		(1,000)

Issuance of common stock in consideration for 100% of the common stock of Microphase Telecommunications, Inc.	2,500,000	25,000		1,685,000			1,710,000

Net loss						(4,341,059)	(4,341,059)

Balance, June 30, 1998	13,579,711	$135,797	$(7,973)	$4,079,692	$0	$(5,122,305)	$(914,789)

The accompanying notes are an integral part of these Consolidated Financial Statements.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE TWELVE YEARS
IN THE PERIOD ENDED JUNE 30, 2009

	Common Stock Shares	Par Value 0.01	Treasury Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders Equity (Deficit)

Balance, June 30, 1998	13,579,711	$135,797	$(7,973)	$4,079,692	$0	$(5,122,305)	$(914,789)
Issuance of common stock with warrants in private placements, net of offering	3,120,000	31,200		2,981,800			3,013,000

Issuance of common stock for services	1,599,332	15,993		8,744,873			8,760,866

Issuance of common stock with warrants in private placement, net of offering	642,000	6,420		1,553,227			1,559,647

Issuance of common stock in private placement, net of offering costs of $679,311	4,426,698	44,267		10,343,167			10,387,434

Issuance of stock options for services				7,129,890			7,129,890

Issuance of warrants for services				16,302			16,302

Deferred employee stock option compensation					(140,000)		(140,000)
Net loss						(22,838,344)	(22,838,344)

Balance, June 30, 1999	23,367,741	$233,677	$(7,973)	$34,848,951	$(140,000)	$(27,960,649)	$6,974,006

Issuance of common stock and options in settlement	75,000	750		971,711			972,461

Issuance of common stock upon exercise of warrants and options	4,632,084	46,321		5,406,938			5,453,259

Issuance of common stock in private placement, net of cash offering costs of $200,000	1,000,000	10,000		3,790,000			3,800,000

Issuance of common stock in private placement, net of cash offering costs of $466,480	1,165,500	11,655		9,654,951			9,666,606

Issuance of common stock for services	1,164,215	11,642		8,612,265			8,623,907

Issuance of options for services				9,448,100			9,448,100

Deferred employee stock option compensation				1,637,375	(1,637,375)		—

Amortization of deferred employee stock option compensation					551,707		551,707
Net loss						(38,161,542)	(38,161,542)
Balance, June 30, 2000	31,404,540	$314,045	$(7,973)	$74,370,291	$(1,225,668)	$(66,122,191)	$7,328,504

The accompanying notes are an integral part of these Consolidated Financial Statements.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE TWELVE YEARS
IN THE PERIOD ENDED JUNE 30, 2009

	Common Stock Shares	Par Value 0.01	Treasury Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders Equity (Deficit)

Balance, June 30, 2000	31,404,540	$314,045	$(7,973)	$74,370,291	$(1,225,668)	$(66,122,191)	$7,328,504

Issuance of common stock upon exercise of options	320,000	3,200		324,300			327,500

Issuance of common stock with warrants in private placements, net of cash offering costs of $512,195	4,329,850	43,298		7,766,547			7,809,845

Issuance of common stock for services	450,000	4,500		1,003,125			1,007,625

Issuance of options and warrants for services				5,849,585			5,849,585

Deferred employee stock option compensation				607,885	(607,885)

Amortization of deferred employee stock option compensation					1,120,278		1,120,278

Issuance of common stock in settlement of debt to directors and related parties	4,840,077	48,402		2,371,637			2,420,039
Net Loss						(23,998,734)	(23,998,734)

Balance June 30, 2001	41,344,467	$413,445	$(7,973)	$92,293,370	$(713,275)	$(90,120,925)	$1,864,642

Issuance of Common stock with warrants in private placement	6,980,643	69,807		1,903,943			1,973,750

Issuance of Common stock for services	2,976,068	29,760		1,169,241			1,199,001

Issuance of options and warrants for services				1,877,937			1,877,937

Cancellation of unearned options to former employees				(140,802)	140,802

Amortization of deferred employee stock option compensation					548,550		548,550

Issuance of common stock and warrants in settlement of debt to related parties and strategic vendors	7,492,996	74,930		2,663,728			2,738,658

Sale of Common stock to certain Officers and Directors in private placement	2,000,000	20,000		980,000			1,000,000

Issuance of Common stock upon exercise of options	13,334	133		3,867	4,000
Net Loss						(11,249,387)	(11,249,387)

Balance, June 30, 2002	60,807,508	$608,075	$(7,973)	$100,751,284	$(23,923)	$(101,370,312)	$(42,849)

The accompanying notes are an integral part of these Consolidated Financial Statements.

mPHASE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE TWELVE YEARS
IN THE PERIOD ENDED JUNE 30, 2009

	Common Stock Shares	Par Value 0.01	Treasury Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders Equity (Deficit)

Balance, June 30, 2002	60,807,508	$608,075	$(7,973)	$100,751,284	$(23,923)	$(101,370,312)	$(42,849)

Issuance of Common stock with warrants in private placement, net of Cash offering costs of $124,687	4,296,680	42,967		1,121,351			1,164,318

Issuance of Common stock for services	426,000	4,260		107,985			112,245

Issuance of options and warrants for services				274,100			274,100

Amortization of deferred employee stock option compensations					23,923		23,923

Issuance of common stock and warrants in settlement of debt to related parties and strategic vendors	5,923,333	59,233		1,826,329			1,885,562

Net Loss						(6,,646,185)	(6,646,185)

Balance, June 30, 2003	71,453,521	$714,535	$(7,973)	$104,081,049	$0	$(108,016,497)	$(3,228,886)

Issuance of common stock with warrants in private placement, net of cash offering costs of $313,200	15,177,973	151,779		4,322,934			4,474,713

Issuance of common stock for services	924,667	9,247		238,153			247,400

Issuance of options and warrants for services				1,067,393			1,067,393

Issuance of common stock pursuant to exercise of warrants	1,233,334	12,333		304,467			316,800

Issuance of common stock and warrants in settlement of debt to related parties and strategic vendors	110,467	1,105		1,962,099			1,963,204

Net Loss						(7,758,586)	(7,758,586)

Balance, June 30, 2004	88,899,962	$888,999	$(7,973)	$111,976,095	$0	$(115,775,083)	$(2,917,962)

The accompanying notes are an integral part of these Consolidated Financial Statements.

mPHASE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE TWELVE YEARS IN THE PERIOD ENDED JUNE 30, 2009

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

mPHASE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE TWELVE YEARS IN THE PERIOD ENDED JUNE 30, 2009

	Shares	$.01 Par Value	Treasury Stock	Additional Paid in Capital	Deferred Compensation	Accumulated Deficit	Total Shareholders (Deficit) Equity

Balance June 30, 2006	278,235,984	$2,782,360	$(7,973)	$148,079,585		$(151,460,057)	$(606,085)
Issuance of common stock pursuant to the exercise of warrants (net of cash expenses of $150,000)	14,740,669	$147,406		$1,922,261			$2,069,667
Issuance of common stock in private placements, (net of cash expenses of $216,134)	47,958,060	$479,581		$5,711,788			$6,191,369
Issuance of common stock for services	18,172,983	$181,730		$2,486,885	$(627,250)		$2,041,365
Conversion of related party and strategic vendor debt to common stock	6,073,728	$60,737		$930,972			$991,709
Issuance of additional shares and warrants to effect repricing	22,664,580	$226,646		$1,647,374			$1,874,020
Stock options awarded to employees and officers				$1,321,853			$1,321,853
Deferred stock compensation					$213,166		$213,166

Net Loss						$(16,851,562)	$(16,851,562)

Balance June 30, 2007	387,846,004	$3,878,460	$(7,973)	$162,100,718	$(414,084)	$(168,311,619)	$(2,754,498)

The accompanying notes are an integral part of these Consolidated Financial Statements.

mPHASE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE TWELVE YEARS IN THE PERIOD ENDED JUNE 30, 2009

							Total
				Additional Paid			Shareholders
		$.01 Par	Treasury	in	Deferred	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Compensation	Deficit	Equity
Balance June 30, 2007	387,846,004	$3,878,460	($7,973)	$162,100,718	($414,084)	($168,311,619)	($2,754,498)
Issuance of common stock in private placements net of $116,253 offering cost	24,600,000	$246,000		$898,247			$1,144,247
Exercise of Warrants net of Offering Cost $72,222	11,111,113	$111,111		$538,889			$650,000
Common shares in settlement of accrued expenses	1,019,200	$10,192		$89,808			$100,000
Issuance of additional shares effect repricing	4,663,741	$46,637		$345,401			$392,038
Stock options/ warrants awarded to employees and investors				$85,682			$85,682
Stock based compensation	1,000,000	10,000		$90,192			$100,192
Amortization of deferred stock compensation							$414,084
Investment in Granita				$514,000			$514,000
Conversion of debt	4,904,942	$49,050		$192,073			$241,123
Cost related to convertible debt financing	5,250,000	$52,500		$212,500			$265,000
Net Loss						($3,956,721)	($3,956,721)
Balance June,30, 2008	440,395,000	$4,403,950	($7,973)	$165,067,510	($414,084)	($172,268,340)	($2,804,853)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE TWELVE YEARS IN THE PERIOD ENDED JUNE 30, 2009

						Total
				Additional		Shareholders
		$.01 Par	Treasury	Paid in	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Deficit	Equity
Balance June 30, 2008	440,395,000	$4,403,950	($7,973)	$165,067,510	($172,268,340)	($2,804,853)
Issuance of common stock in private
placements net of offering cost ($80,000)	72,333,333	$723,333		($3,333)		$720,000
Issuance of additional shares effect
repricing	19,522,000	$195,220		$236,952		$432,172
Stock options/ warrants awarded to
employees and investors				$4,071,348		$4,071,348
Stock based compensation	61,750,000	$617,500		$2,908,115		$3,525,615
Vendor settlements	(1,926,470)	($19,265)		$19,265		$0
Beneficial Conversion feature of Notes
Payable, including $914,060 on Officers'
Notes Payable				$1,028,560		$1,028,560
Forgiveness of related party debt				$19,336		$19,336

Conversion of debt securities and interest	278,346,019	$2,783,459		$519,874		$3,303,333
Net Loss					($15,529,677)	($15,529,677)

Balance June 30, 2009	870,419,882	$8,704,198	($7,973)	$173,867,627	($187,798,019)	($5,234,168)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
				October 2, 1996
		Fiscal Year Ended		(Date of Inception)
	June 30,	June 30,	June 30,	To June 30,
	2007	2008	2009	2009
Cash Flow From Operating Activities:
Net Loss	($16,851,562)	($3,956,721)	($15,529,677)	($187,798,017)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	218,237	246,355	117,943	7,400,300
(Gain) loss on debt extinguishments			(165,154)	(937,370)
Non-cash charges relating to issuance of common stock,
common stock options and warrants	3,363,218	185,874	7,596,963	70,217,431
Reparation charges	1,874,020	392,038	432,172	8,228,734
Derivative Value and Debt Discount charges		(1,188,597)	3,199,854	2,011,257

Write off of Granita Inventory/ Sovereign Investment		505,910	110,000	615,910
Other non cash charges including amortization of
deferred compensation and beneficial conversion interest
expense	213,166	414,084	1,028,560	2,043,625
Changes in assets and liabilities:
Accounts receivable	104,276	(2,039)	(42,065)	381,811
Inventories	(344,640)	0		(510,471)
Prepaid expenses and Other current assets	(325,808)	320,703	(31,754)	(72,575)
Other				906,535

Accounts payable, Accrued expenses, Deferred revenue	2,084,440	(746,694)	275,321	8,309,881
Due to/from related parties
Microphase / Janifast//Lintel	73,742	(249,835)	131,824	5,509,887
Officers and Other	528,100	427,597	276,104	1,711,357
Net cash used in operating activities	($9,062,811)	($3,651,325)	($2,599,909)	($81,981,704)

Cash Flow from Investing Activities:
Payments related to patents and licensing rights		-		(450,780)
Purchase of fixed assets	(114,480)	(61,832)	(8,173)	(3,287,560)
Investment in Sovereign		(110,000)		(110,000)
Net Cash (used) in investing activities	($114,480)	($171,832)	($8,173)	($3,848,340)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock,
exercises warrants and finders fees, net	7,761,037	2,294,247	720,000	82,698,879
Payments of short term notes	(241,418)	(379,848)		(1,281,552)
Advances from Microphase				347,840
Issuance of Other Debt		154,000	112,500	266,500
Net Proceeds (Repayment) from notes payable related
parties	321,000	(116,962)	60,187	234,516
Proceeds under securities purchase agreements		1,350,000	1,800,000	3,150,000
Sale of minority interest in Granita subsidiary		514,000		514,000
Net cash provided by financing activities	$7,840,619	$3,815,437	$2,692,687	$85,930,183

Net increase (decrease) in cash	($1,336,672)	($7,720)	$84,605	$100,138
period	$1,359,925	$23,253	$15,533	0

CASH AND CASH EQUIVALENTS, end of period	$23,253	$15,533	$100,138	$100,138

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

1. ORGANIZATION AND NATURE OF BUSINESS

mPhase, a New Jersey corporation founded in 1996, is a publicly-held company with over 19,000 shareholders and approximately 870 million shares of common stock outstanding. The Company’s common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL.

The Company is in the development stage and historically has focused much of its’ efforts in the commercial deployment of its TV+ products for delivery of broadcast IPTV, and DSL component products which include POTS splitters. Beginning in 2004, the Company added a new line of power cell batteries and electronic sensors (magnetometers) being developed through the use of Nanotechnology. Since mPhase is in the development stage, the accompanying consolidated financial statements should not be regarded as typical for normal operating periods.

The Company has recently shifted its primary business focus to the development of battery technology and using the science of nanotechnology has developed a battery that has a significantly longer shelf life prior to activation than conventional batteries. In addition, such battery product, unlike conventional batteries, is capable of being disposed of after use without harm to the environment.

On April 17, 2007, the Company announced that it had formed AlwaysReady, Inc., a New Jersey Corporation, as a new wholly-owned subsidiary. The Company plans to transfer all of its nanotechnology assets and appropriate liabilities to such company so as to separate its nanotechnology product line from its IPTV product. Management and staff of AlwaysReady Inc have been hired, however, during the fiscal years ended June 30, 2008 and 2009 the Company funded all the operations of Always Ready, Inc and no assets or liabilities have been transferred.

On June 20, 2007, the Company announced the formation of a new subsidiary, Granita Media, Inc. (“Granita”), a Delaware corporation, to promote and develop its IPTV product line including targeted advertising, and middleware solution. Capitalization of Granita amounted to $514,000 of equity, provided by employees and independent investors. During FYE June 30, 2008, related assets and liabilities were transferred to Granita and its results consolidated into the these financial statements. Additional funding was to have been arranged from outside institutional financing and potentially involve the sale of up to 10% of the common stock of Granita with mPhase retaining 90% of the stock of Granita. Owing to very challenging conditions in the capital markets, Granita was unable to raise funds necessary to operate as a self sufficient enterprise and fund the additional software development necessary for a targeted advertising enhancement capability of its TV+ solution. In order to conserve financial resources, all employees of Granita were either terminated or had resigned by December 31, 2007. (see also footnote #6)

We are headquartered in Norwalk, Connecticut with offices in Little Falls, and Newark NJ. mPhase shares common office space with Microphase Corporation, a privately held company in which the CEO of the company owns a minority interest. Microphase is a leader in the field of radio frequency and filtering technologies within the defense and telecommunications industry. It has been in operation for over 50 years and has supported mPhase with engineering, administrative and financial resources.

mPHASE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

2. LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT’S PLANS

Through June 30, 2009, the Company incurred development stage losses totaling approximately $188 million and at June 30, 2009 had a working capital deficit of $3,991,645. Funding in our tradition capital markets was difficult during FYE 2008.and 2009.

Alternatively the Company was able to enter into Convertible Debt arrangements with independent investors to provide liquidity and capital resources during the year. Such arrangements have provided the Company with cash in the amount of $1,350,000 and $1,800,000 during FYE 2008 and 2009 respectively. These arrangements will likely provide much of the working capital anticipated to be needed during the next FYE (See Footnote #8). In addition and from time to time during FYE 2008 and 2009, the Company raised necessary working capital via bridge loans from officers and private placements of equity. Such loans have subsequently been repaid (see notes payable to officers).

The Company is currently focused upon development and commercialization of its “Always Ready” battery product developed using the science of nanotechnology. The Company believes that such battery has a much longer shelf life than conventional batteries and will have significant commercial and military applications. To conserve financial resources, the Company has suspended development of its magnetometer sensor devices and all activities all activity related to its IPTV business. It is unsure whether any intellectual property related to those operations will have significant value.

The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) successfully develop, market and sell its products. The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2010 and continue its development and commercialization efforts.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of mPhase, it’s wholly-owned and majority owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation.

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

STOCK BASED COMPENSATION

On July 1, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R revised SFAS 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. Effective, July 1,2005, the Company adopted FAS 123R using the “modified prospective” method, and has recorded as an expense the fair value of all stock based grants to employees after such date The Company has not restated its operating results for any prior fiscal year end or quarter.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of three to five years.

REVENUE RECOGNITION

As required, mPhase has adopted the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements,” which provides guidelines on applying generally accepted accounting principles to revenue recognition based on the interpretations and practices of the SEC. The Company recognizes revenue on its research grant contract upon delivery of milestones defined in the contract, at the fixed predetermined price under the contract in which payment is reasonably expected as enumerated in SAB104.

RESEARCH AND DEVELOPMENT

Research and Development cost are charged to operations when incurred. The amounts charged to expense for the years ended 2007, 2008, 2009 and inception to date were, $6,393,215, $988,091, $1,255,665 and $60,216,673 respectively.

PATENTS AND LICENSES

Patents and licenses are capitalized when mPhase determines there will be a future benefit derived from such assets, and are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset, generally five years.

Amortization expense was, $36,439, $51,140 and $0 for the years ended June 30, 2007, 2008, and 2009, respectively. As of June 30, 2008, the book value of such assets has been fully amortized.

INVENTORIES

The Company uses the First In First Out method (FIFO) to account for inventory which is carried at cost. As of June 30, 2007, inventory consisted primarily of component parts being assembled on location in anticipation of deployment of specific IPTV systems. Appropriate reserves have been taken to assure that the cost of such inventory does not exceed the value of the underlying contract. During the year ended June 30, 2008, the Company determined that the value of inventory related to IPTV had been impaired and charged to earnings all associated amounts ($505,910).

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

LONG-LIVED ASSETS

In August 2001, the FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which became effective for the Company July 1, 2002 for the fiscal years ended June 30, 2005, June 30, 2006 thru June 30, 2009. The Company assesses long-term assets for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 144, the Company reviews long-term assets for impairment whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. The Company also assesses these assets for impairment based on their estimated future cash flows. During the fiscal year ended June 30, 2009, the Company wrote-down the value of its investment of a 10% interest in Soverign Corporation from $110,000 to $0.

REPARATION EXPENSE

As an incentive for additional equity contributions, the Company will from time to time, adjust the cost of past private purchases of common stock through the issuance of additional shares in such magnitude as to reduce an investors cost to an average price that more closely approximates current market value. The market value of additional shares issued without cash investment is charged to Reparation Expense, which is included in Other Expenses. Reparations expenses have amounted to, $1,874,020, $392,038, $432,172 and $8,167,734 for the years ended 2007, 2008, 2009 and inception to date, respectively.

LOSS PER COMMON SHARE, BASIC AND DILUTED

mPhase accounts for net loss per common share in accordance with the provisions of SFAS No. 128, “Earnings per Share” (“EPS”). SFAS No. 128 requires the disclosure of the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their effect is anti-dilutive. In accordance with SFAS No. 128, "Earnings Per Share," Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had 141,081,646 warrants and 145,293,000 options outstanding at June 30, 2009 and convertible debentures convertible into approximately the Company's common stock based upon the conversion terms at June 30, 2009. The inclusion of the warrants and potential common shares to be issued in connection with convertible debt have anti-dilutive effect on diluted loss per share and have been omitted in such computation.

BUSINESS CONCENTRATIONS AND CREDIT RISK

To date the Company’s products have been sold to a limited number of customers, primarily in the telecommunications and defense industry. The Company had revenue from two customers of 48% and 22% during the fiscal year ended June 30, 2007. During the year ended the June 30, 2008 and 2009 all revenue is attributable to research contracts with the US Army

Throughout the year, cash may exceed FDIC insured limits. The Company maintains cash balances at financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances exceeded FDIC insured limits at times throughout the years ended June 30, 2008 and 2009.

Debt Discounts

Costs incurred with parties who are providing the actual long-term financing, which generally may include the value of warrants, fair value of the derivative conversion feature, or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount. These costs and discounts are generally amortized over the life of the related debt.

Derivative Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" require all derivatives to be recorded on the balance sheet at fair value. The beneficial conversion features of the convertible debentures are embedded derivatives and are separately valued and accounted for on our balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining fair value of our derivatives is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management's judgment and may impact net income.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2009, the Company had a full valuation allowance against its deferred tax assets.

Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts payable, long term debt, line of credit, convertible debt and due to related parties. Management believes the estimated fair value of cash, accounts payable and debt instruments at June 30, 2009 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. Fair value of due to related parties cannot be determined due to lack of similar instruments available to the Company.

3. SUPPLEMENTAL CASH FLOW INFORMATION

For the FYE June 30,	2007	2008	2009

Non Cash Investing and Financing Activities:
Interest Paid (net interest income)	$18,310	$214,878	$20,054
Assumption of Sovereign Debt		$110,000	$0
Stock issued (canceled) in settlement of accrued expenses		$100,000	$(175,000)
Vendor debt into equity	$991,709	$0	$0
Conversion of related party obligations to notes payable			$1,068,338
Convertible Debt issued for Notes Receivable		$2,000,000	$2,800,000
Conversion of Convertible Debt and Related Expenses		$241,123	$3,303,333
Forgiveness of related party debt.	$-	$-	$19,336
Reversal of accrued expenses in settlement of litigation with Magpie Telecom Insiders, Inc.			$175,000

During the year ended June 30, 2009, the Company wrote down the value of its investment in a 10% interest in Sovereign Corporation from $110,000 to $0.

4. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

	2008	2009

Research Equipment	$505,905	$36,452
Office and Marketing	224,998	87,352

Gross Cost	730,903	123,804
Less Accumulated
Depreciation	(581,485)	(84,156)

Net Property and Equipment	$149,418	$39,648

Depreciation expense for the years ended June 30, 2007, 2008 and 2009 was $218,237, $246,355 and $115,144 respectively, of which, $124,382, $101,024 and $81,168 respectively, relates to research laboratory and testing equipment included in research and development expense.

5. ACCRUED EXPENSES

Accrued expenses consist of the following:

	2008	2009

Finders Fees	$160,000	$160,000
Other Expenses	$228,444	$322,388

Total	$388,444	$482,388

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

Under the terms of the arrangement between mPhase and the 4 employees, such employees were authorized to sell up to 7.99% of additional equity in the Company for a total of not less than $2,000,000 of additional capital by December 31, 2007. As noted above, the employees raised a total of $175,000 of outside capital only and pursuant to the arrangement, such employees either resigned or were terminated by mPhase together with several lower level employees of Granita. A dispute has arisen between Granita Media and one of the former employees with respect to a sum of approximately $176,000 included in short term loans. It is the Company’s position that such sums were voluntarily advanced to fund operating expenses after July 1, 2007. Since the 4 employee / officers of Granita Media were required to cover operating expenses of Granita Media after July 1, 2007 through equity investments either directly or from third parties, the Company has taken the position that such amount nor any related interest and fees are not owed to the employee. In addition, the Company has substantial rights of offset for unpaid rent with respect to the portion of its Little Falls office occupied by Granita Media after July 1, 2007. Granita Meida, Inc. ceased operations in December of 2007.

7. SHORT TERM NOTES PAYABLE

Short term debt is comprised of the following:

	June 30, 2008	June 30, 2009

Note payable to Granita Employee (See note #6)	$175,820	$175,820

Note payable to law firm bearing 8% interest, originally monthly installments of $5,000 per month commencing in June 2002 and continuing through December 1, 2003 with a final payment of principal plus accrued interest due at maturity on December 31, 2003, this note was in arrears as of June 30, 2004 and the company negotiated a new settlement arrangement as of August 31, 2004. Under such settlement agreement, the Company made a $100,000 cash payment and gave a cashless warrant to purchase $150,000 worth of common stock valued at $.25 per share. In addition, the Company agreed to pay $25,000 on each of December 1, 2004, March 1, 2005, June 1, 2005, September 1, 2005 and $50,000 on December 1, 2005. Thereafter, the Company was obligated to pay $25,000 on each of March 1, 2006, June 1, 2006, September 1, 2006 with a final payment of $75,000 on December 1, 2006 ($10,000 paid in 2008). The Company is currently in default.

	$65,000	$65,000

Total Short Term Notes	$240,820	$240,820

8. STOCKHOLDERS’ EQUITY

mPhase initially authorized capital of 50,000,000 shares of common stock with no par value. On February 23, 2000, the Board of Directors proposed and on May 22, 2000 the shareholders approved an increase in the authorized capital to 150,000,000 shares of common stock. On June 15, 2004, a Special Meeting of Shareholders of the Company approved a proposal by the Company to amend the Company’s Certificate of Incorporation under New Jersey law to increase the authorized shares of common stock from 150 million to 250 million shares and change the par value of all shares of common stock from no par to $0.01 par stock.. Effective, June, 2005 and June 2006, and June 2008, the Company received authorization to increase the number of authorized shares to 500 million, 900 million and 2 billion, respectively. On April 25, 2009 The Board of Directors, subject to shareholder approval, approved an increase in shares of common stock to 3 billion shares.

During the Fiscal Year Ending June 30, 2009 the following transactions impacted stockholders equity

Private Placements

During the quarter ended September 30, 2008, the Company issued 4,000,000 shares of its common stock at $.05 per share in private placements generating net proceeds of $180,000. Related to this transaction was the issuance of 3,862,000 shares as reparations shares to effect repricing, costing an estimated $216,689.

During the quarter ended December 31, 2009 there were no private placements.

During the quarter ended March 31, 2009, the Company issued 35,000,000 shares of its common stock at $.01 per share in private placements generating net proceeds of $315,000. Related to this transaction was the issuance of 7,660,000 shares as reparations shares to effect repricing, costing an estimated $99,483.

During the quarter ended June 30,2009, the Company issued 33,333,333 shares of its common stock at $.075 per share in private placements generating net proceeds of $225,000 net of $25,000 of finders fees. Related to this transaction was the issuance of 8,000,000 shares as reparations shares to effect repricing, costing an estimated $116,000.

Stock Based Compensation

During the three months ended September 30, 2008, the Company issued 5 year options to purchase 104,675,000 shares of common stock at $.05 per share. The value of such options was estimated to be $4,071,613 using the Black Scholes method, a volatility of 80% and an interest free rate of 3%. In addition, 61,750,000 shares of common stock valued at $3,520,215 were issued to employees and consultants. (See note 3).

Conversion of debt securities

During the FYE June 30, 2009, $3,303,333 of debt and accrued interest was converted into 278,346,019 shares of common stock. Included in this amount is $112,500 of notes payable to a related party which were sold to an investor for $112,500 cash and subsequently converted into 15,000,000 shares of the Company’s common stock valued at 1.6 cents per share resulting in beneficial conversion of $114,500. Also included is the conversion of short term investor debt (face value $54,000), related interest and settlement expenses in the aggregate amount of 57,375.

All other debt converted involved long term convertible debentures which are discussed below.:

Long Term Convertible Debentures / Note Receivable / Debt Discount and related Interest

The Company has entered into five separate convertible debt arrangements with independent investors.

General

The economic substance of convertible debt arrangements entered into beginning December 2007 was to provide the Company with needed liquidity to supplement the private equity markets.

The form of the transaction may involve the following:

•	The receipt of cash

•	The issuance of a note payable from mPhase.

•	The issuance of a note receivable due to mPhase

•	A Securities Purchase Agreement

•

The note payable contains conversion features which permit the holder to convert debt into equity. Such debt is eligible to be converted into the Company’s common stock immediately, thus requiring the recording of the entire liability upfront. Finally, to encourage conversion, a discount from market value was offered.

•

The aggregate amount of notes payable exceeded the amount of cash received. As “Consideration” for this difference the Company took back a secured Note Receivable. Security is generally liquid investments of the investor.

•	The note receivable provides a commitment to fund mPhase. The notes are secured and collateralized and carry terms which are different from the related note payable and no right of offset exist.

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

During FYE 2009, $1,365,000 of such debt was converted into 74,368,943 shares of common stock and the Company received a total of $950,000 under the provisions of the related note receivable. As of June 30, 2009 all notes receivable had been paid and all debt converted. No further obligations exist by either party.

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

During FYE 2009, $614,209 of such debt and related interest was converted into 60,536,482 shares of common stock. As of June 30, 2009 all debt had been converted and no further obligation exist by either party

Arrangement #3 (JMJ Financial, Inc.)

In April, 2008, the Company received proceeds of $300,000 under a Securities Purchase Agreement. This transaction involves three related agreements: 1) A Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $1,000,000 of funds; 2) Two Convertible Debentures totaling $1,450,000, with a one time interest factor of 12% ($132,000) and a maturity date of March 25, 2011 and 3) A Secured Note Receivable in the amount of $1.0 million, with a one time interest factor of 13.2 % and maturity dates of March 25, 2012 due from the same parties who are the holders of the Convertible Debentures. The Note Receivable is collateralized by $1 million of Blue Chip Stocks.

Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion.

During FYE 2009, $964,250 of such debt and related interest was converted into 100,951,309 shares of common stock. In addition, the Company received $650,000 cash payments of the note receivable. As of June 30, 2009 the face value of the note receivable was $350,000 plus interest of $132,000 and the note payable was $527,750 plus interest of $132,000 and an FMV adjustment of $115,801.

Arrangement #4 (JMJ Financial, Inc.)

On December 31, 2008, the Company entered into a second agreement with JMJ Financial. This transaction involves; 1) A Convertible Debenture in the amount of $1.1 million, plus a one time interest factor of 12% ($132,000) and a maturity date of December 31, 2011 and 2) A Secured Note Receivable in the amount of $1.0 million, plus a one time interest factor of 13.2% ($132,000) and maturity date of December 31, 2012 due from the same parties who are the holders of the Convertible Debentures. Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion.

During FYE 2009 no cash was exchange nor was any debt converted relative to this agreement. (See Subsequent Events). The FMV addition to this debt as of FYE 2009 was $307,899

Arrangement #5 (LaJolla Cove Investors, Inc.)

On Sept 11, 2008, the Company received proceeds of $200,000 under a Securities Purchase Agreement. This transaction involves three related agreements: 1) A Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $2,000,000 of funds; 2) A Convertible Debenture totaling $2,000,000, with an interest rate of 7 1/4% and a maturity date of September 30, 2011 and 3) A Secured Note Receivable in the amount of $1,800,000, with an interest rate of 8 1/4% and maturity dates of September 30, 2011 due from the same parties who are the holders of the Convertible Debentures. In addition, the holder of the debenture is related to the holder in Arrangement #1.Conversion of outstanding debentures into common shares is similar to the terms of Arrangement #1. As of FYE 2009, $190,000 of debt was converted into 21,714,285 shares of common stock. On June 30, 2009 the note receivable balance was $1,800,000, the note payable was $1,810,000 and the FMV addition $387,228.

Arrangement #5 (JMJ Financial, Inc.-See Subsequent Events)

On August 19, 2009, the Company received proceeds of $250,000 in connection with a third agreement with JMJ Financial. This transaction involves 1) a Convertible Debenture in the amount of $1,870,000, plus a one time interest factor of 12% ($224,400) and a maturity date of August 10, 2012 and 2) A Secured Note Receivable in the amount of $1,700,000 plus a one time interest factor of 13.2% ($224,400) and a maturity date of August 10, 2012 due from the same parties who are the holders of the Convertible Debenture. Conversion of outstanding into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion..

Arrangement #6 (JMJ Financial, Inc.-See Subsequent Events)

On September 30, 2009, the Company expects to receive a total of $150,000 of proceeds in connection with a fourth agreement with JMJ Financial. This transaction involves 1) One Convertible Debentures in the amount of $1,200,000 plus a one time interest factor of 12% ($144,100) and a maturity date of September 23,2012 and (2) A Secured Note in the amount of $1,100,000 plus a one time interest rate factor of 13.1%($144,100 each) and a maturity date of September, 2012 due from the same parties who are the holders of the Convertible Debenture. Conversion of outstanding into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. The Company has also received a commitment from JMJ Financial to enter into a second convertible debenture on identical terms not later than 60 days from September 23, 2009.

During the Fiscal Year Ending June 30, 2009 the following transactions impacted stockholders equity

Private Placements

During the quarter ended September 30, 2008, the Company issued 4,000,000 shares of its common stock at $.05 per share in private placements generating net proceeds of $180,000. Related to this transaction was the issuance of 3,862,000 shares as reparation shares to effect repricing, costing an estimated $216,689.

No Private Placements occurred in the quarter ending December 31, 2008.

During the quarter ended March 31, 2009, the Company issued 35,000,000 shares of its common stock at $.01 per share in private placements generating net proceeds of $315,000. Related to this transaction was the issuance of 7,660,000 shares as reparations shares to effect repricing, costing an estimated $99,483

During the quarter ended June 30, 2009, the Company issued 33,333,333 shares of its common stock at $.0075 per share in private placements generating net proceeds of $225,000. Related to this transaction were reparation costs of $75,340.

Exercise of Warrants

NONE

Other Equity

During the year months ended, June 30, 2008, the Company issued 1,000,000 shares of stock, 110,000 of options to purchase common stock valued at $100,192 to individuals. In addition, it issued 4,663,741 shares of common stock valued at $392,038 to reflect re-pricing agreements, 1,109,200 shares were issued to pay for finders fees valued at $100,000 and issued 5,250,000 shares of common stock valued at $265,000 in connection with debt financing arrangement (see convertible debt below) The fair value of shares issued was estimated as of the date of grant using the Black-Scholes pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of ranging between 70 -79%, based on a risk-free interest rate of 2.25% and expected option life of 5 years.

During the years ended June 30, 2008 and 2009 the Company reevaluated warrants to purchase 13,104,168 shares at fixed prices ranging from $.05 to $.14 per share originally issued during Fiscal Year Ended June 30, 2008 pursuant to EITF-0019, such reevaluation was to review if the Company should record an additional Derivative Liability which would be recordable if the other convertible instruments the Company has outstanding; primarily the Convertible Debentures discussed above; would limit or prevent the Company from honoring the conversion of these fixed price warrants during their contract term. The Company determined it unnecessary to record an additional Derivative Liability at June 30, 2008 and 2009.

Convertible Debt Short Term

Long Term Convertible Debentures / Note Receivable / Debt Discount

SEE NOTES RELATED TO CURRENT YEAR

During fiscal years ended June 30, 2008 and June 30, 2009 the Company entered into 5 convertible debt arrangements with independent investors. These transactions are intended to provide liquidity and capital to the Company and are summarized below.

Arrangement #1 (Golden Gate Investors)

In December, 2007, the Company received proceeds of $500,000 under a Securities Purchase Agreement. This transaction involves three related agreements: 1) A Securities Purchase Agreement, dated as of December 11, 2007, which may under certain circumstances permitted the Company to draw up to $6.0 of funds; 2) A Convertible Debenture in the amount of $1.5 million, with an interest rate of 7 ¼% and a maturity date of December 11, 2010 and 3) A Secured Note Receivable in the amount of $1.0 million, with an interest rate of 8 ¼% and a maturity date of February 1, 2011 due from the same parties who are the holders of the Convertible Debentures. In March of 2009, by mutual consent of the parties, the Securities Purchase Agreement was terminated. Total draws under this facility were $1.5 million. Conversion of the outstanding debenture into common shares is at the option of the holder. The number of shares into which this debenture was converted is equal to the dollar amount of the debenture divided by the lesser of $.35 per share or 80% of the 3 lowest Volume Weighted Average Prices during the 20 day trading period prior to conversion. At the time of the transaction (December 11, 2007) the derivative value of the conversion feature was calculated to be $1,678,471. On June 30, 2008, given the decrease in the Company’s stock price, this value had decreased to $322,636. As of June 30, 2009 all of the related debt had been converted and no derivative value balance remained. This has resulted in an increase in earnings for the year of $322,636. In addition, the transaction resulted in a note discount of $1.5 million which has been amortized as expense. During the year ended June 30, 2009, amortization of debt discount amounted to $1,122,649.

During the fiscal year ended June 30, 2009, $1,365,000 of such debt was converted into 74,368,943 shares of common stock and the Company received a total of $950,000 under the provisions of the related Note Receivable.

Arrangement #2 ( St.George Investments, LLC)

In February 2008, the Company entered into a Convertible Debenture transaction which involved the receipt of $500,000 cash, a note payable of $550,000 and the issuance of 3,250,000 shares of stock. The relative fair value of the shares was $105,000. The terms of the debenture provide for a 7.5% interest rate, a due date of February 2012 and conversion privileges equal to 75% of the average of the three lowest prices over the 20 day period prior to conversion. The derivative value of the embedded conversion feature was estimated to be $581,428 on the date of issuance. On June 30, 2008, the derivative value was $142,593 and on June 30, 2009 such value was $0 since the entire debt has been converted. The cost of the shares issued and related debt discount is being amortized to expense over the life of the debenture. In the event of default under the note payable the holder is entitled to certain compensatory fees. During the period ended June 30, 2009, amortization of debt discount amounted to $502,083.

During the fiscal year ended June 30, 2009, $614,209 of such debt plus accrued interest was converted into 60,536,582 shares of common stock.

Arrangement #3 (JMJ Financial, Inc.)

In April, 2008, the Company received proceeds of $300,000 under a Securities Purchase Agreement. This transaction involves three related agreements: 1) A Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $1,000,000 of funds; 2) Two Convertible Debentures totaling $1,450,000, with a one time interest factor of 12% ($132,000) and a maturity date of March 25, 2011 and 3) A Secured Note Receivable in the amount of $1.0 million, with a one time interest factor of 13.2 % and maturity dates of March 25, 2012 due from the same parties who are the holders of the Convertible Debentures. Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which the debentures can be converted is equal to the dollar amount of the debenture divided by 75% of the 3 lowest Volume Weighted Average Prices during the 20 day trading period prior to conversion. An amendment of December 31, 2008 allowed one conversion of $200,000 of principal to be converted into common stock at the rate of 70% of the three lowest volume weighted average prices during the 20 day period prior to conversion and reduced the conversion price from 80% to 75% for future conversions.

During the fiscal year ended June 30, 2009, $964,250 of such debt and accrued interest was converted into 100,951,309 shares of common stock.

At the time of the transaction the embedded conversion feature of this security was calculated to be $2,493,212. On June 30, 2008, this value had decreased to $284,922. On June 30, 2009, such value had increased to $444,552, creating a non-cash expense for the twelve month period of $159,630. In addition, the transaction resulted in a note discount which is being amortized as expense over the life of the loan. During the twelve month period ended June 30, 2009, amortization of debt discount amounted to $1,007,097.

Payments received under the Note Receivable for the fiscal year ended June 30, 2009, have totaled $650,000. The Note Receivable is collateralized by $1 million of Blue Chip Stocks.

Arrangement #4 (JMJ Financial, Inc.)

On December 31, 2008, the Company entered into a second agreement with JMJ Financial. This transaction involves; 1) A Convertible Debenture in the amount of $1.1 million, plus a one time interest factor of 12% ($132,000) and a maturity date of December 31, 2011 and 2) A Secured Note Receivable in the amount of $1.0 million, plus a one time interest factor of 13.2% ($132,000) and maturity date of December 31, 2012 due from the same parties who are the holders of the Convertible Debentures. No cash was exchanged relative to this agreement.

During the years ended June 30, 2008 and 2009 the Company reevaluated warrants to purchase 11,711,112 shares at fixed prices ranging from $.05 to $.14 per share originally issued during Fiscal Year Ended June 30, 2008 pursuant to EITF-0019, such reevaluation was to review if the Company should record an additional Derivative Liability which would be recordable if the other convertible instruments the Company has outstanding; primarily the Convertible Debentures discussed above; would limit or prevent the Company from honoring the conversion of these fixed price warrants during their contract term. The Company determined it unnecessary to record an additional Derivative Liability at June 30, 2008 and 2009.

Arrangement #5 (LaJolla Cove Investors, Inc.)

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

Conversion of outstanding debentures into common shares is similar to the terms of Arrangement #1. At the time of the transaction (September 11, 2008) the embedded conversion feature of this security was calculated to be $859,756. On June 30, 2009, this value had increased to $1,080,343, creating a non-cash expense to earnings for the twelve month period of $220,587. In addition, the transaction resulted in a note discount which is being amortized as expense over the life of the loan. During the twelve month period ended June 30, 2009, amortization of debt discount amounted to $285,320. During the twelve months ended June 30, 2009 the holder converted $19,000 of principal into 27,214,285 shares of common stock.

STOCK INCENTIVE PLANS

A summary of the stock option activity for the years ended June 30, 2007, 2008 and 2009 pursuant to the terms of both plans, which include incentive stock options and non-qualified stock options, is set forth on the below:

	Number of Options	Weighed Average Exercise Price

Outstanding at June 30, 2007	45,893,000	$0.25
Granted	85,000	$0.15
Exercised	0	0
Cancelled/Expired	0	0
Outstanding at June 30, 2008	45,978,000	$0.25
Granted	104,675,000	0.05
Exercised	0	0
Cancelled/Expired	(5,360,000)	(0.25)
Outstanding at June 30, 2009	145,293,000	$0.11

The fair value of options granted in fiscal year ended June 30, 2008 and 2009 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, an average life of 5 years, annual volatility of 71% and 80.3% and a risk-free interest rate 2.25% and 3.0%in the years 2008 and 2009 respectively.

The following summarizes information about stock options outstanding at June 30, 2009:

RANGE OF	NUMBER	WEIGHTED	WEIGHTED	NUMBER	WEIGHTED
EXERCISE	OUTSTANDING	AVERAGE	AVERAGE	EXERCISABLE	AVERAGE
PRICE		REMAINING	EXERCISE		EXERCISE
		CONTRACTUAL	PRICE		PRICE
		LIFE
$.13 - $.45	40,618,000	1.4 years	$.25	40,618,000	$.25
$.05	104,675,000	4.3 years	$.05	104,675,000	$.05
Totals				145,293,000	$.11

During The fiscal year ended June 30, 2009 the Company issued no warrants and 5,064,859 warrants expired.

During The fiscal year ended June 30, 2008 the Company issued 13,104,168 of warrants at exercises prices ranging from $.05 to $0.15 and 5,271,740 warrants expired. In addition the Company received a total of $650,000 (net of fees) through the exercise of 11,111,113 warrants.

As of June 30, 2009 and 2008 warrants covering 141,081,646 and 146,146,505 shares remain outstanding with a weighted average exercise price of $ 0.23 and $0.21 respectively.

The following summarizes information about warrants outstanding at June 30, 2009:

RANGE OF	NUMBER	WEIGHTED	WEIGHTED	NUMBER	WEIGHTED
EXERCISE	OUTSTANDING	AVERAGE	AVERAGE	EXERCISABLE	AVERAGE
PRICE		REMAINING	EXERCISE		EXERCISE
		CONTRACTUAL	PRICE		PRICE
		LIFE
$.21 - $.50	89,633,400	1.5 years	$.27	89,633,400	$.27
$.05-20	51,488,246	3.8 years	$.17	51,488,246	$.17
Totals				141,081,646	$.23

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2009

9. RELATED PARTY TRANSACTIONS

Mr. Durando, the President and CEO of mPhase together with Mr. Ergul own a controlling interest and are officers of Janifast Limited. Mr. Durando and Mr. Dotoli are officers of Microphase Corporation. Mr. Ergul, retired as the chairman of the board of mPhase in Nov 2007, owns a controlling interest and is a director of Microphase Corporation,

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. During the fiscal year ended June 30 2007, Mr. Biderman’s current firm Eagle Advisers, Inc. has acted as a finder of money in connection with finder’s fees of $520,000, as well as addition administrative and occupancy charges of $43,400. In 2008, Mr Biderman was paid $188,472 of finders fees.

In addition, at various points during fiscal year ended June 30, 2009, Messrs. Durando, Dotoli and Smiley provided no additional net bridge loans to the Company.

As of June 30, 2009, bridge loans outstanding including accrued interest thereon from Mr. Smiley, equaled  $1,332,400. Additionally, accrued interest totaling $133,592 was owed to the Officers and is included in accrued expenses at June 30, 2009. All of the foregoing promissory notes are payable on demand. As of June 30, 2009 Mr. Durando and Mr. Dotoli are owed unpaid compensation plus accrued interest thereon at 12% per annum equal to $617,420 and $ 450,756 respectively.

In April 2009 the Board of Directors authorized the right for the officers’ to convert such loans plus accrued interest thereon, at any time for the next five years providing such shares are issued, outstanding and available, at a conversion price of $.0075; such price comparable to private placements during the period. The Company recorded beneficial conversion interest expense of $914,060 during the year ended June 30, 2009 on the conversion feature based upon principle at the commitment date and accrued interest through June 30, 2009. The officers’ notes plus accrued interest is convertible into approximately 195,465,654 shares of the Company’s common stock based upon the conversion terms at June 30, 2009.

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

In March of 2009, Janifast Ltd. ceased operations owing to its financial condition and the global downturn in the capital markets.

MICROPHASE

The Company leases office space from Microphase at both its Norwalk and Little Falls location. Current rental expense is $3,000 and $2,245 per month at Norwalk and Little Falls respectively. In addition, Microphase provides certain research and development services and shares administrative personnel from time to time. During the year ended June 30, 2009, Microphase Corporation charged the Company $150,000 for project management fees, $36,000 for rent and $16,773 for administrative expenses. Additionally, in July 2009 Microphase Corporation converted $200,000 of accounts payable into 26,666,667 shares of the Company’s common stock at $.0075 per share. Such price was determined based upon the price of private placements of equity by the Company during such period.

mPHASE TECHNOLOGIES, INC
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2009

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

Mr. Durando’s June 30, 2004 note payable balance of $300,000 was repaid by the Company during the nine month period ended March 31, 2005. During the first and second quarters of fiscal year 2005, Mr. Durando made additional bridge loans to the Company evidenced by various 12% demand notes in the aggregate of $525,000. Mr. Durando was repaid a total of $450,000 of such loans in January of 2005. In addition, Mr. Durando converted $13,954 of the principal amount of a $75,000 promissory note leaving unpaid principal of $61,046 outstanding. Mr. Durando converted $13,000 of accrued and unpaid interest on various promissory notes of the Company into 65,000 shares of common stock and a 5 year warrant to purchase a like amount of common stock at $.25 per share.

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

The Following Summaries Compensation to Related Parties for the Fiscal Year Ended June 30, 2007

	Durando	Dotoli	Ergul	Biderman	Smiley	Guerino	Lawrence	Janifast	Microphase	TOTAL RELATED

Consulting / Salary	$393,600	$282,000			$200,000					$875,600

Directors Stipend and Interest	$7,500	$7,538	$3,750	$3,750	$8,550	$3,750	$3,750			$38,588

Rent									$60,000	$60,000

R&D									$236,492	$236,492
Finders Fees (including common shares)				$520,000						$520,000
Cost of Sales and SG&A								$110,912	$36,342	$147,254
Reparations and Stock Based Compensation	$1,044,000	$555,000	$201,000	$16,800	$306,250	$14,700		$138,462		$2,276,212
Totals	$1,445,100	$844,538	$204,750	$540,550	$514,800	$18,450	$3,750	$249,374	$332,834	$4,154,146
PacketPort.com legal expense										$611,807
Total expense to related parties										$4,765,953

The Following Summaries Compensation to Related Parties for the Fiscal Year Ended June 30, 2008

	Durando	Dotoli	Biderman	Smiley	Microphase	TOTAL RELATED

Consulting / Salary	$393,600	$282,000		$200,000		$875,600
Interest	$19,490	$4,156		$18,752		$42,398
Rent					$60,000	$60,000
R&D					$28,151	$28,151
Finders Fees			$188,472			$188,472
Cost of Sales and SG&A					$30,089	$30,089

Totals	$413,090	$286,156	$188,472	$218,752	$118,240	$1,224,710

Summary of compensation to related parties for the Fiscal Year Ended June 30, 2009
	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$275,718	$229,000	$182,292			$687,010
Interest	$61,473	$62,514	$21,048			$145,035
Rent					$36,000	$36,000
G&A					$16,773	$16,773
R&D					$150,000	$150,000
Finders Fees				$80,000		$80,000
Stock based compensation (shares issued)*	$1,541,700	$913,600	$571,000	$228,400		$3,254,700
Stock based compensation (options
issued)**	$1,944,912	$1,166,747	$700,168	$77,746		$3,889,823
Total compensation	$3,823,803	$2,372,061	$1,474,508	$386,196	$202,773	$8,259,341

Common stock issued*	27,000,000	16,000,000	10,000,000	4,000,000		57,000,000
Options issued (5 years @ 5 cents)**	50,000,000	30,000,000	18,000,000	2,000,000		100,000,000

Amounts due to Officers For the year ended June 30, 2008

	RON DURANDO	GUS DOTOLI	MARTIN SMILEY	TOTAL
NOTES PAYABLE OFFICERS
BALANCE 6/30/07	$85,000	$75,000	$161,000	$321,000
July 2007 Advances (Payments)	$(30,000)	$(75,000)		$(105,000)
August 2007 Advances (Payments)	$35,000	$75,100	$35,000	$145,100
Sept 2007 Advances (Payments)	$110,000			$110,000
Assumption of Note Payable- Sovereign	$110,000			$110,000
Oct 2007 Advances (Payments)	$25,000	$25,000	$25,000	$75,000
Nov 2007 Advances (Payments)	$76,000	$36,000	$11,000	$123,000
Dec 2007 Advances (Payments)	$25,000	$0	$0	$25,000
Transferred to Deferred Comp	$(148,000)	$(123,500)		$(271,500)
Jan 2008 Advances (Payments)	$2,000	$32,000		$34,000
Feb 2008 Advances (Payments)	$0	$55,000	$72,038	$127,038
Mar 2008 Advances (Payments)	$(180,000)	$(47,500)	$(40,000)	$(267,500)
April 2008 Advances (Payments)	$(110,000)	$(52,100)	$(45,000)	$(207,100)

May 2008 Advances (Payments)			$(15,000)	$(15,000)

June 2008 Advances (Payments)
BALANCE Notes Payable Officers	$0	$0	$204,038	$204,038

Deferred Compensation	$278,000	$323,500		$601,500

Due To Officers
BALANCE 6/30/07	$188,400	$75,500		$263,900
Consulting Fee Earned -1st Qtr	$98,400	$70,500		$168,900
Consulting Fees Paid - 1st Qtr	$(39,500)	$(32,500)		$(72,000)
Consulting Fee Earned - 2nd Qtr	$98,400	$70,500		$168,900
Consulting Fees Paid - 2nd Qtr	$(10,000)	$(10,000)		$(20,000)
Consulting Fee Earned - 3rd Qtr	$98,400	$70,500		$168,900
Consulting Fees Paid - 3rd Qtr	$(12,000)	$(8,500)		$(20,500)
Consulting Fee Earned - 4th Qtr	$98,400	$70,500		$168,900
Consulting Fees Paid - 4th Qtr	$(221,510)	$(204,244)		$(425,754)

Balance Due to Officers	$298,990	$102,256		$401,246

Interest Payable	$0	$0	$18,751	$18,751

Totals Payable to Officers	$576,990	$425,756	$222,789	$1,225,535

Equity Conversions of Debt and Other Financial Instruments with Related Parties

Janifast:	2006	2007	2008	2009

Number of shares	950,000	830,769
Number of warrants	950,000	0
Amount converted to equity	$171,000	$108,000
Microphase Corporation:
Number of shares	2,050,000	0
Number of warrants	2,050,000	0
Amount converted to equity	$369,000	$0
Strategic Vendor Conversions:
Number of shares	331,864	5,242,959
Number of warrants	277,778	0
Amount converted to equity	$50,000	$1,996,561
Officers
Number of shares	0	0
Number of warrants (A)	0	0
Amount converted to equity	$0	$0
Total Related Party Conversions:
Number of shares	3,331,864	6,073,728	NONE	NONE
Number of warrants	3,277,778	0
Amount converted to equity	$590,000	$2,104,561

NOTE 10 - INCOME TAXES

The accompanying consolidated balance sheet includes the following components of deferred taxes under the liability method:

	2008	2009
Deferred Tax Liabilities
Property and equipment	-	-
Accrued expenses	-	-
	-	-

Deferred Tax Assets
Net operating loss carryforward	$35,081,500	$38,223,650
Accrued expenses	-	-

	35,081,500	38,223,650

Net Deferred Tax Asset	35,081,500	38,223,650
Valuation allowance	(35,081,500)	(38,223,650)
	$-	$-

At June 30, 2009 the Company has federal net operating loss carryforwards of approximately $96.5 million and $93.4 million to offset future federal and state income taxes respectively, which expire at various times from 2016 through 2029. The federal net operating loss carryforwards may be subject to the separate return loss limitation rules and IRC section 382 limitations due to changes in ownership. The Company has assessed the evidence of its forecasted future operations against the potential likelihood of the realization of the deferred tax assets to make the determination that the Company will not utilize these carryforwards and has recorded a valuation allowance against the net deferred tax asset.

The Company has a loss of $3,956,721 in 2008 and $15,529,677 in 2009. Deferred income taxes relate principally to the use of net operating loss carryforwards, these can differ from computations based upon book losses for the use for tax purposes of accelerated depreciation methods and the difference in the book and tax basis of certain stock based compensation.

The provision for income taxes from continuing operations differs from taxes that would result from applying Federal statutory rates because of the following:

	Year ended June 30,
	2008		2009
	Amount	Percent	Amount	Percent

Taxes at Federal Statutory Rate	$(1,345,285)	(34.0%)	$(5,280,090)	(34.0)%
State Taxes Net of Federal Tax	(221,970)	(5.61%)	(871,215)	(5.61)%
Benefit
Utilization of NOL	-	-	-	-

Tax Credits	-	-	-	-
Valuation Allowance	1,493,785	37.8%	3,142,150	20.2%
Other-non deductible stock	73,470	1.9%	3,009,155	19.4%
based compensation-restricted
shares and unexercised options
	$-	-	$-	-

mPHASE TECHNOLOGIES, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements
June 30, 2009

11. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company has a lease obligation for the rental of office space in Little Falls New Jersey until May 1, 2010. The annual obligation under such lease requires rent of $2,245 per month ($21,600 annually) for the year beginning June 1, 2009 and ending May 1, 2010.

mPhase has entered into various agreements with Georgia Tech Research ("GTRC") and its affiliate, Georgia Tech Applied Research Corporation, ("GTARC"), pursuant to which the Company receives technical assistance in developing the commercialization of its Digital Video and Data Delivery System. The amount incurred by the Company for GTRC technical assistance with respect to its research and development activities during the years ended, 2007, 2008 and 2009 totaled $0, $0 and $0 respectively, and $13,539,952 from the period from inception through June 30, 2009.

12. FAIR VALUE MEASUREMENTS

Effective July 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which provides a framework for measuring fair value under GAAP. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active markets. Financial assets and liabilities valued using level 2 inputs are based primarily on quoted prices for similar assets or liabilities in active or inactive markets. For certain long-term debt, the fair value was based on present value techniques using inputs derived principally or corroborated from market data. Financial assets and liabilities using level 3 inputs were primarily valued using management’s assumptions about the assumptions market participants would utilize in pricing the asset or liability. Valuation techniques utilized to determine fair value are consistently applied.

The table below presents a reconciliation for liabilities measured at fair value on a recurring basis at June 30, 2009 and 2008:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	June 30, 2009	June 30, 2008

	$750,151	$0
Balance at July 1, 2008

Increase in Derivative Liability	184,242	2,384,849

Debt discounts	1,446,423	(1,634,698)

Balance at June 30, 2009	$2,380,816	$750,151

Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is input is unobservable. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.

13. SUBSEQUENT EVENTS:

On August 19, 2009, the Company received proceeds of $250,000 in connection with a third agreement with JMJ Financial. This transaction involves 1) a Convertible Debenture in the amount of $1,870,000, plus a one time interest factor of 12% ($224,400) and a maturity date of August 10, 2012 and 2) A Secured Note Receivable in the amount of $1,700,000 plus a one time interest factor of 13.2% ($224,400) and a maturity date of August 10, 2012 due from the same parties who are the holders of the Convertible Debenture. Conversion of outstanding into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion.

On September 30, 2009, the Company expects to receive a total of $150,000 of proceeds in connection with a fourth agreement with JMJ Financial. This transaction involves 1) A Convertible Debenture in the amount of $1,200,000 plus a one time interest factor of 12% ($144,000) and a maturity date of September 23, 2012 and (2) A Secured Note in the amount of $1,100,000 plus a one time interest rate factor of 13.2%($144,000 each) and a maturity date of September 23, 2012 due from the same parties who are the holders of the Convertible Debentures. Conversion of outstanding into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. The Company has received a commitment from JMJ Financial to enter into an identical financing not later than 60 days from September 23, 2009.

In July of 2009 Microphase Corporation converted $200,000 of Accounts Payable into 26,666,667 shares of the Company’s common stock at $.0075 per share. The price was the same price and common stock offered in equity private placements during such period.

On October 7, 2009, the Company paid Messrs. Durando, Dotoli and Smiley $45,000,$45,000 and $25,000 respectively in reduction of amounts owed to them by the Company for unpaid compensation and bridge loans.

SCHEDULE II

ITEM 14B. VALUATION AND QUALIFYING ACCOUNTS

No material Accounts exists.

SIGNATURES

          Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: October 7, 2009	By:	/s/ RONALD A. DURANDO

Ronald A. Durando
President, CEO

          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Ronald A. Durando, Chief Executive Officer, Director	October 7, 2009

Gustave T. Dotoli, Chief Operating Officer, Director	October 7, 2009

Martin S. Smiley, EVP, Chief Financial Officer, and General Counsel, Director	October 7, 2009

Anthony Guerino, Director	October 7, 2009

Abraham Biderman, Director	October 7, 2009

Victor Lawrence, Director	October 7, 2009