Form 10-Q
period 2009-09-30
MPHASE TECHNOLOGIES INC
filed 2009-11-13
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTER ENDED September 30, 2009

COMMISSION FILE NO. 000-30202

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

YES ☒         NO ☐

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF NOVEMBER 2, 2009 IS 1,026,658,256 SHARES, ALL OF ONE CLASS OF $.01 PAR VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

INDEX

		PAGE

PART I	FINANCIAL INFORMATION

ITEM 1	Consolidated Balance Sheets June 30, 2009 (Audited) and September 30, 2009 (Unaudited)	3
	Unaudited Consolidated Statements of Operations-Three months ended September 30, 2008 and 2009 and from October 2, 1996 (Date of Inception) to September 30, 2009	4
	Unaudited Consolidated Statements of Changes in Stockholders' Equity (Deficit) Three months ended September 30, 2009	5
	Unaudited Consolidated Statements of Cash Flow-Three Months Ended September 30, 2008 and 2009 and from October 2, 1996 (Date of Inception) to September 30, 2009	6
	Notes to Consolidated Financial Statements	7-11

ITEM 2	Management's Discussion and Analysis of Financial Condition and Condition and Results of Operations	12

ITEM 3	Quantitative and Qualitative Disclosures about market risk	19

ITEM 4	CONTROLS AND PROCEDURES	19

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 2.	Changes in Securities	20
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits and Reports on Form 8-K	21

Signature Page		22

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	September 30,
	2009	2009
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$100,138	$867,295
Accounts receivable	46,065	23,193
Prepaid and other current assets	153,636	148,149

Total Current Assets	299,839	1,038,637

Property and equipment, net	39,648	91,469
Note receivable	3,150,000	4,582,000

TOTAL ASSETS	$3,489,487	$5,712,106

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,864,955	$1,850,365
Accrued expenses	482,388	397,245
Due to related parties	369,920	51,875
Notes payable, related parties	1,332,400	1,511,514
Short term notes	240,820	240,820
Current Portion, Long term debt	-	9,419

TOTAL CURRENT LIABILITIES	$4,290,483	$4,061,238

Long term portion Equipment loan	-	35,600
Convertible debt derivative liability - (Note 4)	2,380,816	1,961,370
Convertible debentures net of discount of $1,385,395 and $2,404,019 on June 30, 2009 and Sept 30,2009 respectively (Note 4)	2,052,355	2,957,981
TOTAL LIABILITIES	$8,723,654	$9,016,189

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' DEFICIT
Common stock, par value $.01, 2,000,000,000 shares authorized 870,419,882 and 1,006,285,037 shares issued and outstanding at June 30, 2009 and Sept.30, 2009 respectively	8,704,198	10,062,850
Additional paid in capital	173,867,627	174,836,001
Deficit accumulated during development stage	(187,798,019)	(188,194,961)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	$(5,234,167)	$(3,304,083)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,489,487	$5,712,106

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

			Date of
	For the Three Months ended Ended		Inception to
	Sept 30,		Sept 30,
	2008	2009	2009

REVENUES	$6,266	$51,837	$22,800,455
COSTS AND EXPENSES
Cost of Sales	0	0	16,424,692
Research and Development (including non-cash stock related charges of $93,600, $0 and $2,503,719 for the three months ended Sept 30, 2008, 2009 and inception to date respectively)	387,676	514,326	60,730,499
General and Administrative (including non-cash stock related charges of $5,511,950, $0 and $67,844,914 for the three months ended Sept 30, 2008, 2009 and inception to date respectively)	6,239,260	420,824	119,446,777
Depreciation and Amortization	13,483	5,285	3,309,449
TOTAL COSTS AND EXPENSES	6,640,419	940,435	$199,911,417
LOSS FROM OPERATIONS	(6,634,153)	(888,598)	(177,110,962)
OTHER INCOME (EXPENSE)
Interest (Expense), net	(39,053)	(680,700)	(2,384,540)
Reparation, Impairment and Other (Expense) net	(198,372)	4,284	(8,506,423)
Change in Derivative Value and Debt Discount	120,580	1,168,070	(193,036)
TOTAL OTHER INCOME (EXPENSE)	(116,845)	491,654	(11,083,999)
NET (LOSS)	($6,750,998)	($396,944)	$(188,194,961)
LOSS PER COMMON SHARE, basic and \diluted	($0.01)	($0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	452,895,360	934,821,600

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders' Deficit
For The Three Months Ended September 30, 2009
(unaudited)

	Common Stock
	Shares	$.01 Par Value	Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Total Shareholders' (Deficit) Equity
Balance July 1, 2009	870,419,882	$8,704,198	$(7,973)	$173,867,627	$(187,798,019)	$(5,234,167)
Conversions of Convertible Debentures plus accrued interest	82,531,821	825,318	-	452,432	-	1,277,750
Conversions of Accounts Payable	26,666,667	266,667	-	(66,667)	-	200,000
Issuance of common stock in private placements net of offering cost ($20,000)	26,666,667	266,667	-	(86,667)	-	180,000
Beneficial Conversion feature of Officers' Notes Payable and conversion of accounts payable	-	-	-	669,276	-	669,276
Net Loss for the Three Months Ended September 30, 2009	-	-	-	-	(396,944)	(396,944)
Balance September 30, 2009	1,006,285,037	$10,062,850	$(7,973)	$174,836,001	$(188,194,963)	$(3,304,085)

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			October 2, 1996
	For Three Months Ended		(Date of Inception)
	Sept 30,	Sept 30,	To Sept 30,
	2008	2009	2009

Cash Flow From Operating Activities:
Net Income (Loss)	($6,750,998)	($396,944)	($188,194,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,307	8,198	7,408,498
(Gain) loss on debt extinguishments	-	-	(937,370)
Non-cash charges relating to issuance of common stock, common stock options and warrants	5,605,550	-	70,217,431
Reparation charges	216,689	-	8,228,734
Derivative Value and Debt Discount charges	(120,580)	(1,168,070)	843,187
Write off of Granita Inventory/Sovereign Investment	-		615,910
Other non cash charges including amortization of deferred compensation and beneficial conversion interest expense	-	669,276	2,712,901
Changes in assets and liabilities:
Accounts receivable	(6,266)	22,872	404,683
Inventories	-	-	(510,471)
Prepaid expenses and Other current assets	82,395	5,489	(67,086)
Other		-	906,535
Accounts payable, Accrued expenses, Deferred revenue	58,123	(99,733)	8,210,148
Due to/from related parties			-
Microphase / Janifast//Lintel	-	(118,045)	5,391,842
Officers and Other	20,836	179,114	1,890,471
Net cash used in operating activities	($853,944)	($897,843)	($82,879,548)
Cash Flow from Investing Activities:
Payments related to patents and licensing rights	-	-	(450,780)
Purchase of fixed assets	-	(15,000)	(3,302,560)
Investment in Sovereign	-	-	(110,000)
Net Cash (used) in investing activities	$0	($15,000)	($3,863,340)
Cash Flow from Financing Activities:
Proceeds from issuance of common stock, exercises warrants and finders fees, net	180,000	180,000	- 82,878,879
Payments of short term notes			(1,281,552)
Advances from Microphase			347,840
Issuance of Convertible Debentures			266,500
Net Proceeds (Repayment) from notes payable related parties			234,516
Proceeds under securities purchase agreements (note 4)	700,000	1,500,000	4,650,000
Sale of minority interest in Granita subsidiary			514,000
Repurchase of treasury stock at cost			-
Net cash provided by financing activities	$880,000	$1,680,000	$87,610,183
Net increase in cash	$26,056	$767,157	$867,295
CASH AND CASH EQUIVALENTS, beginning of period	15,533	100,138
CASH AND CASH EQUIVALENTS, end of period	$41,589	$867,295	$867,295

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - mPhase Technologies, Inc. (the "Company") was organized on October 2, 1996 and is in the development stage, as defined by Statement of Accounting Standards Codification ("ASC") 915-10-20, "Accounting and Reporting by Development Stage Enterprises." The Company's present activities are focused on microfluidics, microelectromechanical systems (MEMS) and nanotechnology. Since mPhase is in the development stage, the accompanying consolidated financial statements should not be regarded as typical for normal operating periods.

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ending September 30, 2009 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2009.

Through September 30, 2009, the Company had incurred cumulative (a) development stage losses totaling $188,194,961 (b) stockholders' deficit of $3,304,083, and (c) negative cash flow from operations equal to $82,879,548. At September 30, 2009, the Company had $867,295 of cash and $23,193 of trade receivables to fund short-term working capital requirements. In addition, the Company relies on the continuation of funding under certain convertible securities agreements (See Note 4) The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

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

LOSS PER COMMON SHARE, BASIC AND DILUTED - The Company accounts for net loss per common share in accordance with the provisions of ASC 260-10, "EARNINGS PER SHARE" ("EPS"). ASC 260-10 requires the disclosure of the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS for all periods presented since their affect is anti dilutive. At September 30, 2009, the Company's convertible debentures agreements are convertible into approximately 315,100,000 shares of common stock. The officer's notes payable and accrued interest therein are convertible into 199,140,000 shares of common stock.

NEW ACCOUNTING PRONOUNCEMENTS- In June 2008, the Financial Accounting Standards Board (FASB) ratified the final consensuses for ASC 815-40-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC 815-40-5”). ASC 815-40-5 became effective for fiscal years beginning after December 15, 2008. The adoption of ASC 915-40-50 did not have a material effect on the Company's results of operations or financial condition.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective January 1, 2009, the Company adopted FASB ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. ASC 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 also provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. The adoption of ASC 805 did not have an impact on the Company's results of operations or financial condition.

In April 2009, the FASB issued updated guidance related to business combinations, which is included in the Codification in ASC 805-20, Business Combinations – Identifiable Assets, Liabilities and Any Noncontrolling Interest (“ASC 805-20”). ASC 805-20 amends and clarifies ASC 805 to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. ASC 805-20 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe ASC 805-20 will have a material impact on the Company’s future financial statements.

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures –Overall (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures –Overall – Transition and Open Effective Date Information (“ASC 820-10-65”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company’s results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events – Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855-10 did not have a material impact on the Company’s results of operations or financial condition.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition ) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements , (amendments to FASB ASC Topic 985, Software ) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s results of operations or financial condition.

2. SUPPLEMENTAL CASH FLOW INFORMATION

For the three months ended September 30,

	2008	2009

Interest Accrued Unpaid	$39,053	$39,972
Non Cash Investing and Financing Activities: Stock issued in settlement of accounts payable and accrued expenses	$0	$200,000
Conversion of convertible debt and accrued interest	$615,000	$1,277,500
Beneficial Conversion of Officer's Notes and Conversion of Accounts Payable	$-	$669,276

3. RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase's President, Chief Operating Officer and Chairman of the Board of the Company are also officers of Microphase and mPhase's President and Chairman of the Board are shareholders of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services have been $5,000 per month. In July 2008, such fees were reduced to $3000 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis. During the three months ended September 30, 2008 and 2009 and from inception (October 2, 1996), $12,644, $126,846 and $9,434,213 respectively, have been charged to expense.

During the three months ended September 30, 2009, $200,000 of accounts payable to Microphase Corporation was converted into 26,666,667 shares of Common stock at a conversion price of $.0075 per share, which was comparable to private placements during that quarter. During the quarter ended September 30, 2009 the Company recorded $586,667 interest expense for the beneficial conversion feature. As a result of the foregoing transactions as of September 30, 2009, the Company had a $76,875 payable to Microphase.

JANIFAST LTD.

The Company has purchased products and incurs certain research and development expenses with Janifast Ltd., which is owned by U.S. Janifast Holdings, Ltd., a company in which three directors of mPhase were significant shareholders and one is an officer. Janifast discontinued operations in March of 2009 owing to adverse financial conditions. During the three months ended September 30, 2008 and 2009 and the period from inception (October 2, 1996), $0, $0 and $16,031,811 respectively, have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company On Sept.30, 2009, Mr. Biderman's affiliated firm of Palladium Capital Advisors was owed unpaid finders fees in the amount of $150,000. During the three months ended September 30, 2009, finders fees in the amount of $20,000 were recorded and paid.

Transactions with Officers

At various points during the current quarter and at various points during the past fiscal year the Messrs, Durando, Dotoli and Smiley provided bridge loans to the Company, evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand and bear interest at 12%. During the Fourth Quarter of Fiscal Year ended June 30, 2009 the Board of Directors authorized a conversion feature on these notes into shares of the Company’s common stock at the discretion of the holder provided such shares are authorized and available at a conversion price of $.0075 per share, which was comparable to private placements during that quarter. During the quarter ended September 30, 2009 the company recorded $82,609 interest expense on the accrued interest for this conversion feature.

Shares issued to officers are pursuant to agreements dated August 8, 2008 between the Company and the Messrs Durando, Dotoli and Smiley are included in tables below. The agreements state that the stock granted may not be sold until the earlier of two (2) years or when the stock price for 60 consecutive days closes at a price of $.25 per share or greater and the average trading volume during such 60 day period is not less than 1,000,000 shares per day.

The following tables summarize transactions with Related Parties:

Summary of compensation to related parties for the Three Months Ended September 30, 2009

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$50,000	$45,000	$43,750			$138,750
Interest	$18,523	$13,523	$7,927			$39,972
Rent					$9,000	$9,000
G&A					$1,846	$1,846
R&D					$125,000	$125,000
Finders Fees				$20,000		$20,000
Stock based compensation (shares issued)*						$0
Stock based compensation (options issued)*						$0
Total compensation	$68,523	$58,523	$51,677	$20,000	$135,846	$334,568

Summary of payables to related parties as of September 30, 2009

			Durando	Dotoli	Smiley	Microphase
Notes payable			$617,420	$450,756	$264,224
Due to Officers / Affiliates			$0	$5,550		$76,875
Interest Payable			$79,995	$76,037	$14,890

Total Payable to related parties as of September 30, 2009			$697,415	$532,343	$279,114	$76,875

Summary of compensation to related parties for the three months ended September 30, 2008

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$98,400	$70,500	$50,000			$218,900
Interest			$4,291			$4,291
Rent					$9,000	$9,000
R&D					$3,644	$3,644
Finders Fees				$20,000		$20,000
Stock based compensation (shares issued)	$1,215,000	$720,000	$450,000	$180,000		$2,565,000
Stock based compensation (options issued)	$1,350,000	$810,000	$486,000	$54,000		$2,700,000
Total compensation	$2,663,400	$1,600,500	$990,291	$254,000	$12,644	$5,520,835

Common stock issued*	27,000,000	16,000,000	10,000,000	4,000,000		57,000,000
Options issued (5years @ .05)	50,000,000	30,000,000	18,000,000	2,000,000		100,000,000

Summary of payables to related parties as of September 30, 2008

	Durando	Dotoli	Smiley	Microphase	Janifast	Total
Notes payable		$8,000	$216,538			$224,538
Deferred Compensation	$278,000	$323,500				$601,500
Due to Officers / Affiliates	$295,890	$88,756		$40,650	($19,336)	$405,960
Interest Payable			$23,043			$23,043
Total Payable to Officers	$573,890	$420,256	$239,581	$40,650	($19,336)	$1,255,041

4. EQUITY TRANSACTIONS AND CONVERTIBLE DEBT

Private Placements

During the quarter ended September 30, 2009, the Company issued 2,666,667 shares of its common stock at $.0075 per share in private placements generating gross proceeds of $200,000 with placement costs of $20,000, netting $180,000.

During the quarter ended September 30, 2008, the Company issued 4,000,000 shares of its common stock at $.05 per share in private placements generating net proceeds of $180,000, after placement costs of $20,000. Related to this transaction was the issuance of 3,862,000 shares as reparations shares to effect re-pricing costing an estimated $216,689.

Stock Based Compensation

During the quarter ended September 30, 2009, the Company did not issue any stock-based compensation, warrants or options to officers, employees or consultants.

During the three months ended September 30, 2008, the Company issued 5 year options to purchase 104,675,000 shares of common stock at $.05 per share. The value of such options was estimated to be $2,825,900 using the Black Scholes method. In addition, 61,750,000 shares of common stock valued at $2,779,650 were issued to employees and consultants.

Conversion of debt securities and Strategic vendor payables

During the three months ended September 30, 2009, $1,277,750 of convertible debt and accrued interest thereon was converted into 82,531,821 shares of Common stock.

During the three months ended September 30, 2009, $200,000 of accounts payable to Microphase Corporation was converted into 26,666,667 shares of Common stock. The Company recorded $586,667 interest expense on the beneficial conversion feature.

During the three months ended September 30, 2008, $615,000 of convertible debt and accrued interest thereon was converted into 16,226,500 shares of Common stock.

Long Term Convertible Debentures / Note Receivable / Debt Discount

The Company currently has four separate convertible debt arrangements with independent investors. During the three months ended September 30, 2009, $1,277,750 of these convertible debt arrangements and accrued interest thereon was converted into 82,531,821 shares of Common stock. These transactions are intended to provide liquidity and capital to the Company and are summarized below.

Arrangement #1(La Jolla Cove Investors, Inc.)

On Sept 11, 2008, the Company received proceeds of $200,000 under a Securities Purchase Agreement from La Jolla Cove Investors, Inc. This transaction involves three related agreements: 1) A Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $2,000,000 of funds; 2) A Convertible Debenture totaling $2,000,000, with a interest rate of 7 1/4% and a maturity date of September 30, 2011 and 3) A Secured Note Receivable in the amount of $1,800,000, with a interest rate of 8 1/4% and maturity dates of September 30,2011 due from the same parties who are the holders of the Convertible Debentures.

Conversion of outstanding debentures into common shares is at the option of the holder at a price equal to the dollar amount of the debenture divided by the lesser of $.35 per share or 80% of the three lowest Volume Weighted Average Price during a 20 day trading period. At the time of the transaction (September 11, 2008) the derivative value of this security was calculated to be $1,176,471.On June 30, 2009 the derivative value of this security was calculated to be $1,080,343. On September 30, 2009, given the changes in the stock price, this value had decreased to $519,044, a $561,299 decrease this quarter creating a non-cash credit to earnings for the quarter ended September 30, 2009 of that amount. During the three month period ended Sept 30, 2009, amortization of debt discount amounted to $71,646 reducing the balance to $502,790.

Arrangement #2 (JMJ Financial, Inc.)

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

On June 30, 2009 the derivative value of this security was calculated to be $444,552. On September 30, 2009, given the changes in the stock price combined with the fact that the principle amount of the two convertible debentures was converted in full satisfaction during the three months ended September 30, 2009, this value had decreased to $0, a $444,552 decrease this quarter creating a non-cash credit to earnings for the quarter ended September 30, 2009 of that amount. During the three month period ended Sept 30, 2009, amortization of debt discount amounted to $322,070 reducing the balance to $0.

Arrangement #3 (JMJ Financial, Inc.)

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

On June 30, 2009 the derivative value of this security was calculated to be $855,921. On September 30, 2009, given the changes in the stock price and conversions reducing the principle balance to 482,000, this value had decreased to $195,721 a $660,200 decrease this quarter creating a non-cash credit to earnings for the quarter ended September 30, 2009 of that amount. During the three month period ended Sept 30, 2009, amortization of debt discount amounted to $241,689 reducing the balance to $247,200.

Arrangement#4 (JMJ Financial, Inc.)

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

Conversion of outstanding into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. At the commitment date the embedded conversion feature of such security was $1,054,395 and the debt discount valued at $1,224,395.

On September 30, 2009, given the changes in the stock price this value had decreased to $759,333 a $295,062 decrease this quarter creating a non-cash credit to earnings for the quarter ended September 30, 2009 of that amount. During the three month period ended Sept 30, 2009, amortization of debt discount amounted to $102,333 reducing the balance to $1,122,362.

Arrangement#5 (JMJ Financial, Inc.)

On September 30, 2009, the Company received a total of $150,000 of proceeds in connection with another agreement with JMJ Financial. This transaction involves 1) A Convertible Debenture in the amount of $1,200,000 plus a one time interest factor of 12%  ($144,000) and a maturity date of September 23, 2012 and (2) A Secured Note in the amount of $1,100,000 plus a one time interest rate factor of 13.2% ($144,000 each) and a maturity date of September 23, 2012 due from the same parties who are the holders of the Convertible Debentures.

Conversion of outstanding into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. In addition, the Company has received a commitment from JMJ Financial to enter into an identical financing not later than 60 days from September 23, 2009.

At the commitment date the embedded conversion feature of such security was $480,000 and the debt discount valued at $580,000.

On September 30, 2009, given the changes in the stock price this value had increased to $487,272 a $7,272 increase this quarter creating a non-cash charge to earnings for the quarter ended September 30, 2009 of that amount. During the three month period ended Sept 30, 2009, amortization of debt discount amounted to $48,333 reducing the balance to $531,667.

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

mPhase has entered into various agreements with Georgia Tech Research ("GTRC") and its affiliate, Georgia Tech Applied Research Corporation, ("GTARC"), pursuant to which the Company receives technical assistance in developing the commercialization of its Digital Video and Data Delivery System. The amount incurred by the Company for GTRC technical assistance with respect to its research and development activities during the nine months ended, September 30,2007, 2008 and 2009 respectively totaled $0, $0 and $0 respectively, and $13,539,952 from the period from inception through September 30, 2009.

Legal Proceedings

From time to time mPhase may be involved in various legal proceedings and other matters arising in the normal course of business.

7. FAIR VALUE MEASUREMENTS

Effective July 1, 2008, we adopted Accounting Standards Codification (“ASC”) 820-10-20, Fair Value Measurements, which provides a framework for measuring fair value under GAAP. ASC 820-10-20defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10-20 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820-10-20 also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels. Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active markets. Financial assets and liabilities valued using level 2 inputs are based primarily on quoted prices for similar assets or liabilities in active or inactive markets. For certain long-term debt, the fair value was based on present value techniques using inputs derived principally or corroborated from market data. Financial assets and liabilities using level 3 inputs were primarily valued using management’s assumptions about the assumptions market participants would utilize in pricing the asset or liability. Valuation techniques utilized to determine fair value are consistently applied.

The table below presents a reconciliation for liabilities measured at fair value on a recurring basis at September 30, 2009 and 2008:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	September	September
	30, 2009	30, 2008

	$2,380,816	$750,151
Balance at July 1
Decrease in Derivative Liability	(1,953,841)	(120,580)
Debt discounts	1,534,395	397,153
Balance at September 30	$1,961,370	$1,026,724

Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables.

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At September 30, 2009, the carrying value of the notes payable and accrued interest was $4.0 million. The JMJ Convertible Notes, which are due at various times through December 2012, yield an interest rate of 12%. Refer to Note 4 of these financial statements for more information about the Company’s notes payable.

8. SUBSEQUENT EVENTS

On October 7, 2009, the Company paid Messrs. Durando, Dotoli and Smiley $45,000, $45,000 and $25,000 respectively in reduction of amounts owed to them by the Company for unpaid compensation and bridge loans.

Through October 30, 2009 the Company issued 15,000,000 shares of its common stock in connection with the conversion of $241,875 of the convertible debt arrangements and accrued interest thereon discussed in NOTE 4.

Through November 2, 2009 the Company issued 1,500,000 shares of its common stock to consultants for services with an issue date value of $32,750.

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

RESULTS OF OPERATIONS

OVERVIEW

mPhase, a New Jersey corporation, founded in 1996 is a publicly-held company with over 19,000 shareholders and approximately 1.027 billion shares of common stock outstanding. The Company's common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. We are headquartered in Norwalk, Connecticut with offices in Little Falls, NJ. mPhase shares common office space with Microphase Corporation, a privately held company. Microphase is a leader in the field of radio frequency and filtering technologies within the defense and telecommunications industry. It has been in operation for over 50 years and supports mPhase with both engineering and administrative and financial resources as needed.

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

On January 29, 2009, the Company announced that it has contracted with EaglePicher Technologies to design and manufacture, in small quantities, its mechanically-activated battery that will be used in its new Emergency Flashlight. EaglePicher was selected for the project because of their experience in custom and standardized power solutions for the extreme environments of aerospace and military applications as well as medical and commercial applications.

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

FINANCIAL OVERVIEW

Revenues. Since July 1,2007 and inclusive of the most current quarter, revenue has primarily been attributable to grants from the United States Army and testing arrangements involving its nanotechnology products.

Cost of revenues Cost associated with revenues from Army Grants and fees for testing our nanotechnology products is currently very low. It is anticipated that the Company’s cost of revenues will increase significantly as the Company moves forward with the commercialization and distribution of its emergency flashlight product and other potential products associated with its mechanically-activated reserve battery.

Research and development. Research and development expenses have consisted principally of direct labor and payments made to Eagle Picher, Porsche Design Studio and Microphase, as well as other third party vendors involved in the development of the solution and nanotechnology products. All research and development costs are expensed as incurred.

General and administrative. General and administrative expenses consist primarily of salaries and related expenses for personnel engaged in its nanotechnology product line, legal and accounting personnel. Certain administrative activities are outsourced on a monthly fee basis to Microphase Corporation and mPhase leases its office in Norwalk, Connecticut from Microphase Corporation.

Non-Cash compensation charges. The Company makes extensive use of stock, stock options and warrants as a form of compensation to employees, directors and outside consultants. We incurred non-cash compensation charges totaling $70,217,431 from inception (October 2, 1996) through September 30, 2009.

Other Income (Expense). Included in Other Expense are non-recurring items related to the change in the value of derivative securities and amortization as related debt discount. Such amounts will fluctuate significantly and should not be considered as recurring or in any way indicative of operating results. In addition, it has been the Company's policy to record as an expense the cost of re-pricing securities (Reparation Cost) to raise capital.

Cumulative losses, net worth and capital needs

The Company has incurred cumulative development stage losses of $188,194,961 and negative cash flow from operations of $82,879,548 from inception through September 30, 2009. The auditors report for the fiscal year ended June 30, 2009 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". As of September 30, 2009, the Company had a negative net worth of ($3,304,083) compared to a negative net worth of ($5,234,167) as of June 30, 2009 as a result of continuing net losses. The Company has Convertible Debentures funded with JMJ Financial, Inc that should enable the Company to raise significant working capital for the next fiscal year. Draws under this facility in the current fiscal quarter ended Sept, 30, 2009 amounted to $1,500,000 (accounted for as a pay-down of notes receivable). The Company expects to be able to receive approximately $300,000 per month through August of 2012 under its current Convertible Debentures with JMJ Financial, Inc. While the Company believes these facilities will fund short term capital needs it may from time to time need to supplement such funding.. In the longer term, we estimate that the Company will need to raise approximately $5-15 million of additional capital above the funds through June 30, 2010 in order to fund commercialization of its products. The Company does not expect to derive any material revenue from its Nanotechnology product development until the third quarter of fiscal year 2010.

THREE MONTHS ENDED September 30, 2009 VS. September 30, 2008

REVENUE

Total revenues were $51,837 for the three months ended September 30, 2009 compared to $6,266 for the three months ended September 30, 2008. Revenues derived in the current quarter was related to billings under a Phase II U.S. Army Grant of $750,000 (net to the Company of $500,000) which began September 2008.

RESEARCH AND DEVELOPMENT

Research and development expenses were $514,326 for the three months ended September 30, 2009 as compared to $387,676 during the comparable period in 2008 or an increase of $126,650. This increase in spending is a result of acceleration of work to bring its emergency flashlight using its mechanically activated reserve batter to market . In connection with such efforts the Company paid major vendors such as Eagle Pitcher $125,000, Porsche Design Studio $42,914, MKE $42,336 and Microphase Corporation $250,000, respectively, for the quarter ended September 30, 2009. Fees paid to Microphase Corporation included $200,000 that was converted into the Company’s common stock at $.0075 per share.

Subject to available funds, the Company expects to increase its research and development efforts throughout fiscal year 2009. Such research is expected to also include products such as the Phase II Army Reserve Battery that is being developed using the science of nanotechnology . The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for both commercial and defense applications.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $420,824 for the three months ending September 30, 2009 down from $6,239,260 or a decrease of $5,818,436 from the comparable period in 2008. The decrease in G&A expense is primarily the result of non-cash charges relating to the issues of common stock and options to employees and consultants that amounted to $5,605,550 during the quarter ended September 30, 2008 compared to $0 for the quarter ended September 30, 2009. In addition, the Company engaged in significant salary reductions for its employees in late September of 2008 that has continued and the Company has reduced the size of its staff to 8 full time employees.

OTHER (EXPENSE) AND INCOME

Included in this category are reparation costs of $0 and $198,372 for the quarters ended September 30, 2009 and 2008 respectively. Included in the current quarter are non-cash gains and costs associated with convertible debt that include a non-cash credit for the change in derivative value of $1,953,841, offset by amortization of debt discount costs of $785,771, resulting in a net gain of $1,168,070 from derivative liabilities associated with the Company’s convertible debt and is not indicative of operating results.

NET INCOME AND (LOSS)

The Company recorded a net loss of $396,944 for the three months ended September 30, 2009 as compared to a loss of $6,750,998 for the three months ended September 30, 2008. This represents a net loss per common share of $.00 and loss per share of $.01 for the three month periods ended September 30, 2009 and 2008 respectively. The decrease in net loss is attributable to the significant reduction in non-cash compensation to officers, employees and consultants and the net gain from derivative liabilities associated with the Company’s convertible debt recorded for the three months ended September 30, 2009.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

As required, mPhase has adopted ASC 605-10-525 "Revenue Recognition in Financial Statements", which provides guidelines on applying generally accepted accounting principals to revenue recognition based upon the interpretations and practices of the SEC.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred in accordance with ASC 730 "Research and Development."

DERIVATIVE LIABILITY

The Company has estimated the value of the derivative liability associated with its convertible debt. Such estimate is based on a Black Scholes calculation at the time the debt was issued. At each reporting period, the value of this liability is marked to market and adjusted accordingly. Such adjustments are included in Other Income (Expense)

STOCK-BASED COMPENSATION

On July 1, 2005, the Company adopted the provisions of ASC 718 "Compensation - Stock Companesation" which requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The Company adopted the "modified prospective" method, whereby fair value of all previously-granted employee stock-based arrangements that remained unvested at July 1, 2005 and all grants made on or after July 1, 2005 have been included in the Company's determination of stock-based compensation expense .

MATERIAL RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase's President, Chief Operating Officer and Chairman of the Board of the Company are also officers of Microphase and mPhase's President and Chairman of the Board are shareholders of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services has been $5,000 per month and in July, 2008, such fees were reduced to $3,000 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis. During the three months ended September 30, 2009, $200,000 of accounts payable to Microphase Corporation was converted into 26,666,667 shares of common stock at a converstion price of $.0075, which was comparable to private placements during that quarter.  During the quarter ended September 30, 2009, the company recorded $586,667 interest expense for this beneficial conversion feature.  During the three months ended September 30, 2008 and 2009 and from inception (October 2, 1996), $12,644, $126,846 and $9,434,213 respectively, have been charged to expense. As a result of the foregoing transactions as of September 30, 2009, the Company had a $76,875 payable to Microphase $25,000 of which is included in Accounts Payable.

JANIFAST LTD.

The Company historically has purchased products and incurs certain research and development expenses with Janifast Ltd., with offices in Hong Kong and with manufacturing facilities in the Peoples Republic of China. Janifast Ltd was owned by U.S. Janifast Holdings, Ltd., a company in which three directors of mPhase were significant shareholders and one is an officer, in connection with the manufacturing of POTS Splitter shelves and component products including cards and filters sold by the Company. In March of 2009 Janifast Ltd ceased operations owing to financial distress and adverse global financial and credit conditions.

During the three months ended September 30, 2008 and 2009 and the period from inception (October 2, 1996), $0, $0 and $16,031,811 respectively, have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company On Sept.30, 2009, Mr. Biderman's affiliated firm of Palladium Capital Advisors was owed unpaid finders fees in the amount of $150,000. During the three months ended September 30, 2009 finders fees in the amount of $20,000 were recorded and paid.

Transactions with Officers

At various points during the current quarter and at various points during the past fiscal year the Messrs, Durando, Dotoli and Smiley provided bridge loans to the Company, evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand. In addition, during the three months ended September 30, 2009, the Company issued to employees and consultants a total of 61,700,000 shares of common stock and 104,650,000, 5 year options to purchase Company stock at 5 cents per share. During the fourth quarter of the fiscal year ended June 30, 2009, the Board of Directors authorized a conversion feature on these notes into shares of commons tock at the discretion of the holder provided such shares are authorized and available at a conversion price of $.0075 per share, which was comparable to private placements done during that quarter. During the quarter ended September 30, 2009, the Company recorded $82,609 interest expense on the accrued interest for this beneficial conversion feature.

Total compensation (including the value of stock awards) to related parties and payables to officers are summarized below.

Summary of compensation to related parties for the Three Months Ended September 30, 2009

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$50,000	$45,000	$43,750			$138,750
Interest	$18,523	$13,523	$7,927			$39,972
Rent					$9,000	$9,000
G&A					$1,846	$1,846
R&D					$125,000	$125,000
Finders Fees				$20,000		$20,000
Stock based compensation (shares issued)*						$0
Stock based compensation (options issued)*						$0
Total compensation	$68,523	$58,523	$51,677	$20,000	$135,846	$334,568

Summary of payables to related parties as of September 30, 2009

			Durando	Dotoli	Smiley	Microphase
Notes payable			$617,420	$450,756	$264,224
Due to Officers / Affiliates			$0	$5,550		$76,875
Interest Payable			$79,995	$76,037	$14,890

Total Payable to related parties as of September 30, 2009			$697,415	$532,343	$279,114	$76,875

Summary of compensation to related parties for the three months ended September 30, 2008

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$98,400	$70,500	$50,000			$218,900
Interest			$4,291			$4,291
Rent					$9,000	$9,000
R&D					$3,644	$3,644
Finders Fees				$20,000		$20,000
Stock based compensation (shares issued)*	$1,215,000	$720,000	$450,000	$180,000		$2,565,000

Stock based compensation (options issued)	$1,350,000	$810,000	$486,000	$54,000		$2,700,000
Total compensation	$2,663,400	$1,600,500	$990,291	$254,000	$12,644	$5,520,835

Common stock issued*	27,000,000	16,000,000	10,000,000	4,000,000		57,000,000
Options issued (5years @5 cents)	50,000,000	30,000,000	18,000,000	2,000,000		100,000,000

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative development stage losses of $188,941,961, and negative cash flow from operations of $82,879,548. The auditors report for the fiscal year ended June 30, 2009 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". As of September 30, 2009, the Company had a negative net worth of ($3,304,083) compared to a negative net worth of ($5,234,167) as of June 30, 2009 as a result of continuing net losses. The Company received $1,500,000 in connection with issuance and periodic installment payments received from Convertible Debentures for the three month period that ended September 30, 2009.  In addition, the Company has several convertible debentures with JMJ Financial, Inc. in which the Company expects to fund approximately $300,000 per month through August of 2010. While the Company believes these facilities will fund short term capital needs it may from time to time need to supplement such funding. In the longer term, we estimate that the Company will need to raise approximately $5-15 million of additional capital above the funds anticipated from the monthly conversion JMJ, to meet longer term liquidity needs through June 30, 2010. Such monies would be necessary primarily to fund expenditures for commercialization and distribution of its emergency flashlight product which includes the Company’s mechanically-activated reserve battery contained therein. The Company does not expect to derive any material revenue from its Nanotechnology product development until the third quarter of fiscal year 2010.

MANAGEMENT'S PLANS

The Company has shifted its focus to the development of its emergency flashlight product containing its mechanically-activated reserve battery and products using the science of Nanotechnology. The Company does not expect to derive any material revenue from its Nanotechnology product development until the third quarter of fiscal year 2010. In addition, the Company relies on the continuation of funding under certain convertible securities agreements (See Note 4) The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at September 30, 2009.

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

The Company has made changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. The Company has implemented changes in internal controls that improve potential weaknesses as stated in our annual report (10K). During the quarter ended September 30, 2009 the Company identified areas it considered required strengthening its internal control and what steps would be implemented to satisfy the needed area of improvement. Specifically the Company needed to increase its internal capability to compute and accurately monitor the value of its derivative liabilities and associated accounting for convertible debentures and the Company needed to increase its ability to monitor outstanding stock options and stock warrants. The Company hired on a contract basis an interim controller to compute and assist the Company in its accounting for convertible debentures and associated derivative liabilities, debt discount and changes in derivative values. The Company also required its transfer agent to update its records quarterly regarding expiring options and warrants. These steps were implemented during the quarter and utilized in the preparing of the current filing.

The Company is a small company with a total staff of approximately 11 employees and consultants of which 3 persons are members of the accounting department. This size limits and may continue to limit, our ability to provide for adequate backup of financial personnel. The Company continues to monitor and evaluate the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c and is responsible to identify and implement such changes, if any, it considers necessary on an ongoing basis.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our evaluation concluded that the company had no material weakness that would result in the reasonable possibility of a material misstatement described above; yet it did bring certain matters to our attention and we noted that we consider being a reportable condition.

Reportable conditions involve matters coming to our attention relating to significant deficiencies in the design or operation of the internal control that in our judgment, could adversely affect the organization’s ability to record, summarize and report financial data consistent with the assertions of management in the financial statements.

We noted that a condition which management considered to be a reportable condition existed because of the Company’s lack of sufficient resources of accounting personnel with an appropriate level of knowledge and experience commensurate with the increasingly expanding financial reporting requirements of the Company, in both scope and complexity, as promulgated by SEC and generally accepted accounting principles (GAAP). The Company has obtained, on a fee basis, an outside consultant to act as an accounting manager to assist the Company with the accounting of convertible debentures and derivatives.

Our considerations of internal control would not necessarily disclose all matters in internal control that might be reportable conditions and, accordingly, would not necessarily disclose all reportable conditions that are also considered to be material weaknesses as defined above. However, none of the reportable conditions described above is believed to be a material weakness.

Management concluded that the Company did maintain an effective level of internal control over financial reporting as of September 30, 2009 appropriate for the financial reporting requirements of the Company.

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

Changes in Internal Control over Financial Reporting

The Company is in the process of improving the internal control condition described above. However, mphase Technologies is a small company with a total staff of approximately 11 employees and consultants. This size limits and may continue to limit, the Company’s ability to provide for adequate backup of financial personnel.

Accordingly, efforts individually and in the aggregate may be insufficient to fully eliminate the condition that could adversely affect the organization’s ability to record, summarize and report financial data consistent with the assertions of management in the financial statements.

There were no changes in our internal control over financial reporting during the quarter year ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time mPhase may be involved in various legal proceedings and other matters arising in the normal course of business.

ITEM 2. CHANGES IN SECURITIES

Private Placements

During the quarter ended September 30, 2009, the Company issued 2,666,667 shares of its common stock at $.0075 per share in private placements generating gross proceeds of $200,000 with placement costs of $20,000, netting $180,000.

Stock Based Compensation

During the quarter ended September 30, 2009, the Company did not issue any stock-based compensation, warrants or options to officers, employees or consultants. Subsequently, through November 2, 2009 the Company issued 1,500,000 shares of its common stock to consultants for services with an issue date value of $32,750.

Conversion of debt securities and Strategic vendor payables

During the three months ended September 30, 2009, $1,277,750 of convertible debt and accrued interest thereon was converted into 82,531,821 shares of Common stock. Subsequently, through October 30, 2009 the Company issued 15,000,000 shares of its common stock in connection with the conversion of $241,875 of the convertible debt arrangements and accrued interest thereon.

During the three months ended September 30, 2009, $200,000 of accounts payable to Microphase Corporation was converted into 26,666,667 shares of Common stock. The Company recorded $586,667 interest expense for this beneficial conversion feature.

Long Term Convertible Debentures / Note Receivable / Debt Discount

The Company currently has four separate convertible debt arrangements with independent investors. During the three months ended September 30, 2009, $1,277,750 of these convertible debt arrangements and accrued interest thereon was converted into 82,531,821 shares of Common stock. These transactions are intended to provide liquidity and capital to the Company and are summarized below.

Arrangement #1 (La Jolla Cove Investors, Inc.)

On Sept 11, 2008, the Company received proceeds of $200,000 under a Securities Purchase Agreement from La Jolla Cove Investors, Inc. This transaction involves three related agreements: 1) A Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $2,000,000 of funds; 2) A Convertible Debenture totaling $2,000,000, with a interest rate of 7 1/4% and a maturity date of September 30, 2011 and 3) A Secured Note Receivable in the amount of $1,800,000, with a interest rate of 8 1/4% and maturity dates of September 30,2011 due from the same parties who are the holders of the Convertible Debentures. Conversion of outstanding debentures into common shares is at the option of the holder at a price equal to the dollar amount of the debenture divided by the lesser of $.35 per share or 80% of the three lowest Volume Weighted Average Price during a 20 day trading period. At the time of the transaction (September 11, 2008) the derivative value of this security was calculated to be $1,176,471.On June 30, 2009 the derivative value of this security was calculated to be $1,080,343. On September 30, 2009, given the changes in the stock price, this value had decreased to $519,044, a $561,299 decrease this quarter creating a non-cash credit to earnings for the quarter ended September 30, 2009 of that amount. During the three month period ended Sept 30, 2009, amortization of debt discount amounted to $71,646 reducing the balance to $502,790.

Arrangement #2 (JMJ Financial, Inc.)

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

On June 30, 2009 the derivative value of this security was calculated to be $444,552. On September 30, 2009, given the changes in the stock price combined with the fact that the principle amount of the two convertible debentures was converted in full satisfaction during the three months ended September 30, 2009, this value had decreased to $0, a $444,552 decrease this quarter creating a non-cash credit to earnings for the quarter ended September 30, 2009 of that amount. During the three month period ended Sept 30, 2009, amortization of debt discount amounted to $322,070 reducing the balance to $0.

Arrangement #3 (JMJ Financial, Inc.)

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

On June 30, 2009 the derivative value of this security was calculated to be $855,921. On September 30, 2009, given the changes in the stock price and conversions reducing the principle balance to 482,000, this value had decreased to $195,721 a $660,200 decrease this quarter creating a non-cash credit to earnings for the quarter ended September 30, 2009 of that amount. During the three month period ended Sept 30, 2009, amortization of debt discount amounted to $241,689 reducing the balance to $247,200.

Arrangement#4 (JMJ Financial, Inc.)

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

Conversion of outstanding into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. At the commitment date the embedded conversion feature of such security was $1,054,395 and the debt discount valued at $1,224,395.

On September 30, 2009, given the changes in the stock price this value had decreased to $759,333 a $295,062 decrease this quarter creating a non-cash credit to earnings for the quarter ended September 30, 2009 of that amount. During the three month period ended Sept 30, 2009, amortization of debt discount amounted to $102,333 reducing the balance to $1,122,362.

Arrangement#5 (JMJ Financial, Inc.)

On September 30, 2009, the Company received a total of $150,000 of proceeds in connection with another agreement with JMJ Financial. This transaction involves 1) A Convertible Debenture in the amount of $1,200,000 plus a one time interest factor of 12%  ($144,000) and a maturity date of September 23, 2012 and (2) A Secured Note in the amount of $1,100,000 plus a one time interest rate factor of 13.2% ($144,000 each) and a maturity date of September 23, 2012 due from the same parties who are the holders of the Convertible Debentures.

Conversion of outstanding into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. In addition, the Company has received a commitment from JMJ Financial to enter into an identical financing not later than 60 days from September 23, 2009. At the commitment date the embedded conversion feature of such security was $480,000 and the debt discount valued at $580,000.

On September 30, 2009, given the changes in the stock price this value had increased to $487,272 a $7,272 increase this quarter creating a non-cash charge to earnings for the quarter ended September 30, 2009 of that amount. During the three month period ended Sept 30, 2009, amortization of debt discount amounted to $48,333 reducing the balance to $531,667.

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

REPORTS ON FORM 8K

On August 19, 2009 the Company filed a Form 8K announcing that it had received $250,000 of additional funding from JMJ Financial, Inc under the terms of a Convertible Note.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: November 13, 2009	By:/s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President
Chief Financial Officer and
General Counsel