Form 10-Q
period 2009-12-31
MPHASE TECHNOLOGIES INC
filed 2010-02-16
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED December 31, 2009

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

YES [X]  NO [  ]

     THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF February 12, 2010 IS 1,050,229,253 SHARES, ALL OF ONE CLASS OF $.01 STATED VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION

ITEM 1	Consolidated Balance Sheets June 30, 2009 (Audited) and December 31, 2009 (Unaudited)	3
	Unaudited Consolidated Statements of Operations-Three months ended December 31, 2008 and 2009 and from October 2, 1996 (Date of Inception) to December 31, 2009	4
	Unaudited Consolidated Statements of Operations-Six months ended December 31, 2008 and 2009 and from October 2, 1996 (Date of Inception) to December 31, 2009	5
	Unaudited Consolidated Statement of Changes in Stockholders' Equity (Deficit) Six months ended December 31, 2008 and 2009	6
	Unaudited Consolidated Statement of Cash Flow-Six Months Ended December 31, 2008 and 2009 and from October 2, 1996 (Date of Inception) to December 31, 2009	7
	Notes to Consolidated Financial Statements	8
ITEM 2	Management's Discussion and Analysis of Financial Condition and Condition and Results of Operations	19
ITEM 3	Quantitative and Qualitative Disclosures about market risk	30
ITEM 4	CONTROLS AND PROCEDURES	30
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 2.	Changes in Securities	31
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 5.	Other Information	34
Item 6	Exhibits and Reports on Form 8-K	34
Signature Page		35

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)

Consolidated Balance Sheets

	June 30,	December 31,
	2009	2009
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$100,138	$523,064
Accounts receivable	46,065	50,305
Prepaid and other current assets	153,636	206,346
Total Current Assets	299,839	779,715
Property and equipment, net	39,648	81,270
Note receivable	3,150,000	6,214,000
TOTAL ASSETS	$3,489,487	$7,074,985
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,864,955	$1,755,314
Accrued expenses	482,388	580,362
Due to related parties	369,920	65,958
Notes payable, related parties	1,332,400	1,314,796
Short term notes	240,820	240,820
Current Portion, Long term debt	-	9,782
TOTAL CURRENT LIABILITIES	$4,290,483	$3,967,031
Long term portion Equipment loan	-	32,981
Convertible debt derivative liability - (Note 4)	2,380,816	4,952,278
Convertible debentures net of discount of $1,385,395 and $3,213,664 on June 30, 2009 and Dec. 31, 2009 respectively (Note 4)	2,052,355	4,445,361
TOTAL LIABILITIES	$8,723,654	$13,397,651
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' DEFICIT
Common stock, par value $.01, 2,000,000,000 shares authorized 870,419,882 and 1,035,959,396 shares issued and outstanding at June 30, 2009 and Dec. 31, 2009 respectively	8,704,198	10,359,593
Additional paid in capital	173,867,627	175,020,812
Deficit accumulated during development stage	(187,798,019)	(191,695,098)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	($5,234,167)	($6,322,666)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,489,487	$7,074,985

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

			Date of
	For the Three Months ended		Inception to
	Dec 31,		Dec 31,
	2008	2009	2009

REVENUES	$44,857	$34,537	$22,834,992

COSTS AND EXPENSES
Cost of Sales	0	0	16,424,692

Research and Development (including non-cash stock related charges of $0, $0 and $2,503,719 for the three months ended Dec. 31, 2008, 2009 and inception to date respectively)	215,620	579,247	61,309,746
General and Administrative (including non-cash stock related charges of $0, $43,050 and $67,887,964 for the three months ended Dec. 31, 2008, 2009 and inception to date respectively)	499,725	489,232	119,936,009
Depreciation and Amortization	12,642	7,286	3,316,735
TOTAL COSTS AND EXPENSES	727,987	1,075,765	$200,987,182
LOSS FROM OPERATIONS	(683,130)	(1,041,228)	(178,152,190)
OTHER INCOME (EXPENSE)
Interest (Expense), net	(61,650)	(42,116)	(2,426,656)
Reparation, Impairment and Other (Expense) net	0	(35,530)	(8,541,953)
Change in Derivative Value and Debt Discount	(1,844,571)	(2,381,263)	(2,574,299)
TOTAL OTHER INCOME (EXPENSE)	(1,906,221)	(2,458,909)	(13,542,908)
NET (LOSS)	($2,589,351)	($3,500,137)	$(191,695,098)
LOSS PER COMMON SHARE, basic and diluted	($0.01)	($0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	486,056,567	1,161,402,532

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

			Date of
	For the Six Months ended Ended		Inception to
	Dec 31,		Dec 31,
	2008	2009	2009

REVENUES	$51,123	$86,375	$22,834,993
COSTS AND EXPENSES
Cost of Sales	0	0	16,424,692
Research and Development (including non-cash stock related charges of $93,600, $0 and $2,503,719 for the six months ended Dec. 31, 2008, 2009 and inception to date respectively)	603,296	1,093,573	61,309,746
General and Administrative (including non-cash stock related charges of $5,511,950, $43,050 and $67,887,964 for the six months ended Dec.31, 2008, 2009 and inception to date respectively)	6,738,985	910,056	119,936,009
Depreciation and Amortization	26,125	12,571	3,316,735
TOTAL COSTS AND EXPENSES	7,368,406	2,016,200	200,987,182
LOSS FROM OPERATIONS	(7,317,283)	(1,929,825)	(178,152,189)
OTHER INCOME (EXPENSE)
Interest (Expense), net	(100,703)	(722,817)	(2,426,657)
Reparation, Impairment and Other (Expense) net	(198,372)	(31,246)	(8,541,953)
Change in Derivative Value and Debt Discount	(1,723,991)	(1,213,193)	(2,574,299)
TOTAL OTHER INCOME (EXPENSE)	($2,023,066)	($1,967,256)	(13,542,909)
NET (LOSS)	($9,340,349)	($3,897,081)	(191,695,098)
LOSS PER COMMON SHARE, basic and diluted	($0.02)	($0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	519,217,774	979,929,496

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders' Deficit
For The Six Months Ended December 31, 2009
(unaudited)

	Common Stock
	Shares	$.01 Par Value	Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Total Shareholders' (Deficit) Equity

Balance June 30, 2009	870,419,882	$8,704,198	$(7,973)	$173,867,627	$(187,798,019)	$(5,234,167)
Conversions of Convertible Debentures plus accrued interest	108,506,180	1,085,062	-	595,663	-	1,680,725
Conversions of Accounts Payable	26,666,667	266,667	-	(66,667)	-	200,000
Issuance of common stock in private placements net of offering cost ($20,000)	26,666,667	266,667	-	(86,667)	-	180,000
Issuance of Common Stock for Services	2,000,000	20,000		23,050		43,050
Issuance of Common Stock for Reparations	1,700,000	17,000		18,530		35,530
Beneficial Conversion feature of Officers' Notes Payable and conversion of accounts payable	-	-	-	669,276	-	669,276
Net Loss for the Six Months Ended December 31, 2009	-	-	-	-	(3,897,081)	(3,897,081)
Balance December 31, 2009	1,035,959,396	$10,359,594	$(7,973)	$175,020,812	$(191,695,100)	$(6,322,667)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			October 2, 1996
	For Six Months Ended		(Date of Inception)
	Dec 31,	Dec 31,	To Dec 31,
	2008	2009	2009

Cash Flow From Operating Activities:
Net Income (Loss)	($9,340,349)	($3,897,081)	($191,695,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	104,486	18,397	7,418,697
(Gain) loss on debt extinguishments	-	-	(937,370)
Non-cash charges relating to issuance of common stock,
common stock options and warrants	5,605,550	43,050	70,260,481
Reparation charges	216,689	35,530	8,264,264
Derivative Value and Debt Discount charges	1,723,991	1,213,193	3,224,450
Write off of Granita Inventory/Sovereign Investment	-		615,910
Other non cash charges including amortization of deferred compensation and beneficial conversion interest expense	-	669,276	2,712,901
Changes in assets and liabilities:
Accounts receivable	(44,367)	4,240	386,051
Inventories	-	-	(510,471)
Prepaid expenses and Other current assets	90,382	(52,710)	(125,285)
Other		-	906,535
Accounts payable, Accrued expenses, Deferred revenue	154,934	125,936	8,435,817
Due to/from related parties			-
Microphase / Janifast//Lintel	-	(118,045)	5,391,842
Officers and Other	144,072	(17,604)	1,693,753
Net cash used in operating activities	($1,344,612)	($1,975,818)	($83,957,523)
Cash Flow from Investing Activities:
Payments related to patents and licensing rights	-	-	(450,780)
Purchase of fixed assets	-	(15,000)	(3,302,560)
Investment in Sovereign	-	-	(110,000)
Net Cash (used) in investing activities	$0	($15,000)	($3,863,340)
Cash Flow from Financing Activities:
Proceeds from issuance of common stock, exercises warrants and finders fees, net	180,000	180,000	- 82,878,879
Payments of short term notes and equipment loan		(2,256)	(1,283,808)
Advances from Microphase			347,840
Issuance of Convertible Debentures			266,500
Net Proceeds (Repayment) from notes payable related parties			234,516
Proceeds under securities purchase agreements (note 4)	1,150,000	2,236,000	5,386,000
Sale of minority interest in Granita subsidiary			514,000
Repurchase of treasury stock at cost			-
Net cash provided by financing activities	$1,330,000	$2,413,744	$88,343,927
Net increase in cash	($14,612)	$422,926	$523,064
CASH AND CASH EQUIVALENTS, beginning of period	15,533	100,138
CASH AND CASH EQUIVALENTS, end of period	$921	$523,064	$523,064

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

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ending December 31, 2009 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2009.

Through, December 31, 2009 the Company had incurred cumulative (a) development stage losses totaling approximately ($191,695,098) (b) stockholders' deficit of ($6,322,666), and (c) negative cash flow from operations equal to ($83,957,523). At, December 31, 2009, the Company had $523,064 of cash and $50,305 of trade receivables to fund short-term working capital requirements. In addition, the Company relies on the continuation of funding under certain convertible securities agreements (See Note 4) The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

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

LOSS PER COMMON SHARE, BASIC AND DILUTED - The Company accounts for net loss per common share in accordance with the provisions of ASC 260-10, "EARNINGS PER SHARE" ("EPS"). ASC 260-10 requires the disclosure of the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS for all periods presented since their affect is anti dilutive. At December 31, 2009, the Company's convertible debentures agreements are convertible into approximately 509,043,000 shares of common stock. The officer's notes payable and accrued interest therein are convertible into 195,000,000 shares of common stock, if available.

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

2. SUPPLEMENTAL CASH FLOW INFORMATION

For the six months ended December 31,

	2008	2009

Interest Accrued Unpaid	$100,703	261,975
Non Cash Investing and Financing Activities:
Stock issued in settlement of accrued expenses		$200,000
Conversion of convertible debt	$1,450,895
		$1,680,725

Beneficial Conversion of Officer's Notes and Conversion of Accounts Payable		$669,276

3. RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase's President, Chief Operating Officer and Chairman of the Board of the Company are also officers of Microphase and mPhase's President and Chairman of the Board is a shareholder of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services were $5,000 per month and were changed to $3,000 in July of 2008. In addition, Microphase also charges fees for specific projects on a project-by-project basis. During the six months ended December 31, 2008 and 2009 and from inception (October 2, 1996), $28,935, $197,234 and $9,520,325, respectively, have been charged to expense.

As a result of the foregoing transactions, as of December 31, 2009, the Company had a payable to Microphase of $112,987.

JANIFAST LTD.

The Company has in the past purchased products and incurs certain research and development expenses with Janifast Ltd., which is owned by U.S. Janifast Holdings, Ltd., a company in which three directors of mPhase are significant shareholders and one is an officer, in connection with the manufacturing of POTS Splitter shelves and component products including cards and filters sold by the Company. In March of 2009 Janifast Ltd. ceased operations owing to adverse financial conditions globally

During the six months ended December 31, 2008 and 2009 and the period from inception (October 2, 1996), $0, $0and $16,031,811 respectively, have been charged by Janifast Ltd to inventory or is included in operating expenses in the accompanying statements of operations.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company On December 31, 2009, Mr. Biderman's affiliated firm of Palladium Capital Advisors was owed unpaid finders fees in the amount of $150,000. During the six months ended December 31, 2009 and December 31, 2008 finders fees in the amount of $20,000 and $0, respectively, were recorded.

Transactions with Officers

At various points during the current quarter and at various points during the past fiscal year the Messrs, Durando, Dotoli and Smiley provided bridge loans to the Company, evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand.

Total compensation (including the value of stock awards) to related parties and payables to officers are summarized below.

Summary of compensation to related parties for the Six Months Ended December 31, 2009

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$100,000	$90,000	$87,500			$277,500
Interest	$34,795	$24,797	$14,603			$74,194
Rent					$18,000	$18,000
G&A					$1,846	$1,846
R&D					$125,000	$125,000
Finders Fees				$20,000		$20,000
Stock based compensation (shares issued)*						$0
Stock based compensation (options issued)*						$0
Total compensation	$134,795	$114,797	$102,103	$20,000	$144,846	$516,540

Summary of payables to related parties as of December 31, 2009

	Durando	Dotoli	Smiley	Microphase
Notes payable	$527,420	$366,306	$214,225
Due to Officers / Affiliates	$0	$0	$0	$112,987
Interest Payable	$96,268	$87,310	$24,209

Total Payable to related parties as of December 31, 2009	$623,688	$453,616	$238,434	$112,987

Summary of Compensation to related parties for the Six Months Ended December 31,2008

	Durando		Dotoli	Smiley		Biderman	Microphase	Total
Consulting / Salary	$165,217 $		128,500 $	93,750				$387,467
Interest		$		8,582				$8,582
Rent					$		18,000	$18,000
G&A					$		10,961	$10,961
Finders Fees						$20,000		$20,000
Stock based compensation (shares issued)*	$1,215,000		$720,000	$450,000		$180,000		$2,565,000
Stock based compensation (options issued)*	$1,350,000		$810,000	$486,000		$54,000		$2,700,000
Total compensation	$2,730,217		$1,658,500	$1,038,332		$254,000	$28,961	$5,710,011

Common stock issued*	27,000,000		16,000,000	10,000,000		4,000,000		57,000,000
Options issued (5years @5 cents)	50,000,000		30,000,000	18,000,000		2,000,000		100,000,000

Summary of payables to related parties as of December 31, 2008

	Durando	Dotoli	Smiley	Microphase		Janifast	Total
Notes payable	$17,000	$23,000	$229,826				$269,826
Deferred Compensation	$278,000	$323,500					$601,500
Due to Officers / Affiliates	$327,707	$114,256		$56,990		($19,336)	$479,617
Interest Payable			$27,334		$		27,334
Total Payable to Officers	$622,707	$460,756	$257,160	$56,990		($19,336)	$1,378,277

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

4. EQUITY TRANSACTIONS AND CONVERTIBLE DEBT

Private Placements

During the Six Months ended December 31, 2009, the Company issued 2,666,667 shares of its common stock at $.0075 per share in private placements generating gross proceeds of $200,000 with placement costs of $20,000, netting $180,000.

During the Six Months ended December 31, 2008, the Company issued 4,000,000 shares of its common stock at $.05 per share in private placements generating net proceeds of $180,000, after placement costs of $20,000. Related to this transaction was the issuance of 3,862,000 shares as reparations shares to effect re-pricing costing an estimated $216,689.

Stock Based Compensation

During the six months ended December 31, 2009, the Company issued 2,000,000 shares of common stock to employees and consultants valued at $43,505.

During the six months ended December 31, 2008, the Company issued 5 year options to purchase 104,675,000 shares of common stock at $.05 per share. The value of such options was estimated to be $2,825,900 using the Black Scholes method. In addition, 61,750,000 shares of common stock valued at $2,779,650 were issued to employees and consultants.

Conversion of debt securities and Strategic vendor payables

During the six months ended December 31, 2009, $1,680,725 of convertible debt and accrued interest thereon was converted into 108,506,180 shares of Common stock.

During the six months ended December 31, 2009, $200,000 of accounts payable to Microphase Corporation was converted into 26,666,667 shares of Common stock. The Company recorded $586,667 interest expense on the beneficial conversion feature. The Company recorded $82,609 interest expense on the beneficial conversion feature of officer’s notes during the six months ended December 31, 2009.

During the six months ended December 31, 2008, $1,450,895 of convertible debt was converted into 88,033,300 shares of common stock.

Long Term Convertible Debentures / Note Receivable / Debt Discount

The Company currently had six separate convertible debt arrangements with independent investors outstanding at December 31, 2009. During the six months ended December 31, 2009, $1,680,725 of convertible debt and accrued interest thereon was converted into 108,506,180 shares of Common stock. These transactions are intended to provide liquidity and capital to the Company and are summarized below.

General

The economic substance of convertible debt arrangements entered into beginning December 2007 was to provide the Company with needed liquidity to supplement the private equity markets.

The form of the transactions may generally be described as follows:

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

A summary of our arrangement is as follows:

Arrangement #1 (LaJolla Cove Investors Inc,)

On Sept 11, 2008, the Company received proceeds of $200,000 under a Securities Purchase Agreement from La Jolla Cove Investors, Inc. This transaction involves three related agreements: 1) A Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $2,000,000 of funds; 2) A Convertible Debenture totaling $2,000,000, with a interest rate of 7 1/4% and a maturity date of September 30, 2011 and 3) A Secured Note Receivable in the amount of $1,800,000, with a interest rate of 8 1/4% and maturity dates of September 30,2011 due from the same parties who are the holders of the Convertible Debentures. Conversion of outstanding debentures into common shares is at the option of the holder at a price equal to the dollar amount of the debenture divided by the lesser of $.35 per share or 80% of the three lowest Volume Weighted Average Prices during a 20 day trading period. At the time of the transaction (September 11, 2008) the derivative value of this security was calculated to be $1,176,471.As of September 30, 2009 this value had decreased to $519,044. On December 31, 2009, given the changes in the stock price, this value had increased to $1,076,482, a $557,438 increase this quarter creating a non-cash credit to earnings for the quarter ended December 31, 2009 of that amount. During the six month period ended December 31, 2009, amortization of debt discount amounted to $143,292 reducing the balance to $431,144.

Arrangement #2 JMJ Financial

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

Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the Lowest Trading Price during the 20 day trading period prior to conversion. For the six months ended December 31,2009 the Company received $900,000 of cash draws under the Debenture and the holder had converted into 64,522,845common stock principal and accrued interest thereon in the amount of $1,020,975.

On June 30, 2009 the derivative value of this security was calculated to be $444,552. On September 30, 2009, that amount was 195,721 and on December 31, 2009 that value was decreased to $55,595 given the changes in the stock price combined with the fact that the principle interest due under the debenture had material conversions in satisfaction of the debt liability, reducing the outstanding debt to $79,025 at December 31, 2009. The decrease in the derivative liability for the three months ended December 31, 2009 was $140,129. During the six month period ended December 31, 2009, amortization of debt discount amounted to $453,226 reducing the balance to $35,663.

Arrangement#3 (JMJ Financial, Inc.)

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

Conversion of outstanding into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. At the commitment date the derivative liability for the embedded conversion feature of such security was $1,054,395 and the debt discount was valued at $1,224,395.

On September 30, 2009 the derivative liability had decreased to $759,333. On December 31, 2009, given the changes in the stock price this value had increased to $1,076,482 a $317,149 increase this quarter creating a non-cash credit to earnings for the quarter ended December 31, 2009 of that amount. During the six month period ended December 31, 2009, amortization of debt discount amounted to $214,056 reducing the balance to $1,020,329.

Arrangement#4 (JMJ Financial, Inc.)

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

Conversion of outstanding into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. In addition, the Company has received a commitment from JMJ Financial to enter into an identical financing not later than 60 days from September 23, 2009. At the commitment date of September 23, 2009 the embedded conversion feature of such security was $480,000 and the debt discount was valued at $580,000.

On September 30, 2009 the derivative liability had increased to $487,272. On December 31, 2009, given the changes in the stock price this value had increased to $844,221 a $356,949 increase this quarter creating a non-cash charge to earnings for the quarter ended December 31, 2009 of that amount. During the six month period ended December 31, 2009, amortization of debt discount amounted to $96,666 reducing the balance to $483,334.

Arrangement#5 (JMJ Financial, Inc.)

On November 17, 2009, the Company received a total of $186,000 of proceeds in connection with another agreement with JMJ Financial. This transaction involves 1) A Convertible Debenture in the amount of $1,200,000 plus a one time interest factor of 12% ($144,000) and a maturity date of September 23, 2012 and (2) A Secured Note in the amount of $1,100,000 plus a one time interest rate factor of 13.2% ($144,000 each) and a maturity date of September 23, 2012 due from the same parties who are the holders of the Convertible Debentures.

Conversion of outstanding into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. At the commitment date the derivative value of the embedded conversion feature of such security was $536,000 and the debt discount was valued at $636,000.

On December 31, 2009, given the changes in the stock price this value had increased to $844,221 a $308221 increase this quarter creating a non-cash charge to earnings for the quarter ended December 31, 2009 of that amount. During the six month period ended December 31, 2009, amortization of debt discount amounted to $17,667 reducing the balance to $618,333.

Arrangement#6 (JMJ Financial, Inc.)

On December 22, 2009, the Company received a total of $300,000 of proceeds in connection with another agreement with JMJ Financial. This transaction involves 1) A Convertible Debenture in the amount of $1,500,000 plus a one time interest factor of 12% ($180,000) and a maturity date of December 15, 2012 and (2) A Secured Note in the amount of $1,400,000 plus a one time interest rate factor of 13.2% ($180,000 each) and a maturity date of December 15, 2012 due from the same parties who are the holders of the Convertible Debentures.

Conversion of outstanding into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. In addition, the Company has received a commitment from JMJ Financial to enter into similar financing arrangement which involves involves 1) A Convertible Debenture in the amount of $1,200,000 plus a one time interest factor of 12% ($144,000) and a maturity date of December 15, 2012 and (2) A Secured Note in the amount of $1,100,000 plus a one time interest rate factor of 13.2% ($144,000 each) and a maturity date of December 15, 2012, such financing to commence not later than February 15, 2009. At the commitment date the derivative value of the embedded conversion feature of such security was $542,714 and the debt discount was valued at $642,714.

On December 31, 2009, given the changes in the stock price this value had increased to $1,055,276 a $512,563 increase this quarter creating a non-cash charge to earnings for the quarter ended December 31, 2009 of that amount. During the six month period ended December 31, 2009, amortization of debt discount amounted to $17,853 reducing the balance to $624,861.

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

During the six month period ended December 31, 2009, Granita Media Inc did not conduct any operations and management is considering all alternatives.

6. COMMITMENTS AND CONTINGENCIES

The Company has a lease obligation for the rental of office space in Little Falls New Jersey until May 31, 2010. The annual obligation under such lease requires rent of $26,940 for the year beginning June 1, 2009 and ending May 31, 2010.

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

Legal Proceedings

From time to time the Company may be involved in legal proceedings in the ordinary course of business.

7. SUBSEQUENT EVENTS

As of February 11, 2010, Long term convertible debt and accrued interest thereon in the aggregate amount of $211,025 has been converted into 14,269,857 shares of common stock on convertible agreements outstanding as of December 31, 2009.

Additionally the company entered into another agreement with JMJ Financial. This transaction involves 1) A Convertible Debenture in the amount of $1,200,000 plus a one time interest factor of 12% ($144,000) and a maturity date of December15, 2012 and (2) A Secured Note in the amount of $1,100,000 plus a one time interest rate factor of 13.2% ($144,000 each) and a maturity date of December 15, 2012 due from the same parties who are the holders of the Convertible Debentures. The Company has received $400,000 from repayment of the note receivable for this arrangement subsequent to December 31, 2009 through February 11, 2010.

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

RESULTS OF OPERATIONS

OVERVIEW

mPhase, a New Jersey corporation, founded in 1996 is a publicly-held company with over 19,000 shareholders and approximately 1.1 billion shares of common stock outstanding. The Company's common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. We are headquartered in Norwalk, Connecticut with offices in Little Falls, NJ. mPhase shares common office space with Microphase Corporation, a privately held company. Microphase is a leader in the field of radio frequency and filtering technologies within the defense and telecommunications industry. It has been in operation for over 50 years and supports mPhase with both engineering and administrative and financial resources as needed.

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

mPhase uses MEMS to precisely control the machining of silicon-based materials at the micrometer and nanometer scales. This ability has led to the Company's proprietary membrane design that controls the wetting and movement of liquids on a solid surface. mPhase uses microfluidics to control the flow of liquid electrolyte through the porous membrane and is also the basis for other possible applications such as self-cleaning surfaces, filtration and separation and liquid delivery systems

History of Nanotechnology Operations

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

IPTV

Historically, the Company since its inception has focused upon developing innovative solutions for the delivery of Broadcast Television as part of a "triple play" of services that includes voice and high-speed internet for telephone service providers globally. Beginning in fiscal year 2004, the Company began developing Broadcast television delivery solutions through software/middleware designed to enable telephone service providers to deliver video data using internet protocol. The Company's middleware/software is highly scalable, potentially saving telephone service providers significant hardware deployment costs for routers and servers required for the carrier class delivery of broadcast television using internet protocol. Such solution potentially expands the content of available information from the internet into broadcast quality television. The Company's middleware is capable of delivering over copper, fiber, coax or any infrastructure representing a combination of the foregoing that is used by a telecommunications service provider. The Company has not to date been able to derive any significant revenue from our TV+ solution. No active development of the product has occurred since fiscal year 2007.

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

Non-Cash compensation charges. The Company makes extensive use of stock, stock options and warrants as a form of compensation to employees, directors and outside consultants. We incurred non-cash compensation charges totaling $70,260,481 from inception (October 2, 1996) through December 31, 2009.

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

Cumulative losses, net worth and capital needs

The Company has incurred cumulative development stage losses of $191,695,098 and negative cash flow from operations of ($83,957,523) from inception through December 31, 2009. The auditors report for the fiscal year ended June 30, 2009 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". As of December 31, 2009, the Company had a negative net worth of ($6,322,666) compared to a negative net worth of ($5,234,167) as of June 30, 2009 as a result of continuing net losses. The Company has Convertible Debentures funded with JMJ Financial, Inc that should enable the Company to raise significant working capital for the next fiscal year. Draws under this facility in the current fiscal quarter ended December 31, 2009 amounted to $868,000 (accounted for as a pay-down of notes receivable). The Company expects to be able to receive approximately $300,000 per month through August of 2012 under its current Convertible Debentures with JMJ Financial, Inc. While the Company believes these facilities will fund short term capital needs it may from time to time need to supplement such funding.. In the longer term, we estimate that the Company will need to raise approximately $5-15 million of additional capital above the funds through June 30, 2011 in order to fund commercialization of its products. The Company does not expect to derive any material revenue from its Nanotechnology product development until the third quarter of fiscal year 2011.

THREE MONTHS ENDED December 31, 2009 VS. December 31, 2008

REVENUE

Total revenues were $34,537 for the three months ended December 31, 2009 compared to $44,857 for the three months ended December 31, 2008. Revenue derived in the current quarter was related to billings under a Phase II U.S. Army Grant of $750,000 (net to the Company of $500,000) that began September 2008.

RESEARCH AND DEVELOPMENT

Research and development expenses were $579,247 for the three months ended December 31, 2009 as compared to $215,620 during the comparable period in 2008 or an increase of $363,627. This increase in spending is a result of acceleration of work to bring its emergency flashlight using its mechanically activated reserve battery to market . In connection with such efforts the Company incurred increased research and development expenses with major vendors including Eagle Pitcher totaling $50,000, Porsche Design Studio $67,120, MKE $36,108 and Microphase Corporation $75,000, respectively, for the quarter ended December 31, 2009.

Subject to available funds, the Company expects to increase its research and development efforts throughout fiscal year 2010. Such research is expected to also include products such as the Phase II Army Reserve Battery that is being developed using the science of nanotechnology. The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for both commercial and defense applications.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $489,232 for the three months ending December 31, 2009 down from $499,725 or a decrease of $10,493 from the comparable period in 2008. The decrease in G&A expense is primarily the result of the Company engaged in significant salary reductions for its employees in late September of 2008 that has continued and the Company has reduced the size of its staff to 8 full time employees.

OTHER (EXPENSE) AND INCOME

Included in the current quarter are non-cash charges and costs associated with convertible debt that include a non-cash charge for the change in derivative value of an increase $1,912,194 in the derivative liability, increased by amortization of debt discount costs of $469,069, resulting in a net loss of $2,381,263from derivative liabilities associated with the Company’s convertible debt and is not indicative of operating results.

NET INCOME AND (LOSS)

The Company recorded a net loss of $3,500,137 for the three months ended December 30, 2009 as compared to a loss of $2,589,351 for the three months ended December 31, 2008. This represents a net loss per common share of $.00 (based upon weight average shares of 1,161,402,532) and loss per share of $.01(based upon weight average shares of 486,056,567) for the three month periods ended December 31, 2009 and 2008 respectively. The increase in net loss is attributable to the significant increase in research and development expenses and non-cash charges from derivative liabilities associated with the Company’s convertible debt recorded for the three months ended December 31, 2009.

SIX MONTHS ENDED December 31, 2009 VS December 31, 2008

REVENUE

Total revenues were $86,375 for the six months ended December 31, 2009, compared to $51,123 for the six months ended December 31, 2008. Revenue for the most recent quarter is exclusively associated with a Phase II Grant from the U.S. Army for developing a standby or backup battery for electronics based upon the technology of its nanotechnology battery.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1,093,573 for the six months ended December 31, 2009, as compared to $ 603,296 during the comparable period in 2008, or an increase of $490,277. During the most recent period the Company had incurred most of its research and development expenses with strategic vendors such as Porsche Design Studio, EMK and Eagle Picher in connection with the development of an emergency flashlight using the Company’s mechanically-activated battery product for both commercial and military applications. The overall increase in expense from the prior period is primarily a result of increased research and development efforts regarding its battery technology.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative expenses were $910,056 for the six months ended December 31, 2009, decreasing from $6,738,985, or a $5,828,929 decrease from the comparable period in 2008. The decrease is primarily due to significant non-cash charges relating to the issuance of common stock and options to employees and consultants, which amounted to $5,511,950 during the six month period ended on December 31, 2008. This decrease is augmented by an additional $316,979 reduction of other General and Administrative expenses primarily due to the fact that the Company engaged in significant salary reductions for its employees in late September of 2008 that has continued and the Company has reduced the size of its staff to 8 full time employees.

OTHER INCOME (EXPENSE)

Other Income and (Expense) was $(1,967,256) for the six months ended December 31, 2009, compared to income of ($2,023,066) for the comparable period ended December 31, 2008. This change is primarily due to reduction in the charges for the change in market value of Derivative Securities, net of amortization, totaling $510,798 and increase in interest expense (including beneficial conversion interest charges) totaling 622,114 offset by a reduction of reparation expenses of $167,126.

NET LOSS

The Company recorded a net loss of ($3,897,081) for the six months ended December 31, 2009, as compared to a loss of ($9,340,349) for the six months ended December 31, 2008. This represents a loss per common share of ($.00 ) for the six month period ended December 31, 2009 , as compared to a loss per common share of ($0.02) for the six months ending December 31, 2008, based upon weighted average common shares outstanding of 979,929,496 and 519,217,774, respectively. Overall, the increased loss is a result of non cash charges related to the issuance of common stock and the increase in cost associated with convertible debt securities. This is offset in part by the suspension of development of the IPTV business segment and a significant reduction in personnel expense.

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

On July 1, 2005, the Company adopted the provisions of ASC 718 "Compensation - Stock Companesation" which requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The Company adopted the "modified prospective" method, whereby fair value of all previously-granted employee stock-based arrangements that remained unvested at July 1, 2005 and all grants made on or after July 1, 2005 have been included in the Company's determination of stock-based compensation expense ..

MATERIAL RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase's President, Chief Operating Officer and Chairman of the Board of the Company are also officers of Microphase and mPhase's President and Chairman of the Board is a shareholder of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services were $5,000 per month and were changed to $3,000 in July 2008. In addition, Microphase also charges fees for specific projects on a project-by-project basis. During the six months ended December 31, 2008 and 2009 and from inception (October 2, 1996) through December 31, 2009, $28,985, 197,234, and 9,520,325 respectively, have been charged to expense.

As a result of the foregoing transactions as of December 31, 2009 the Company had a payable to Microphase of $112,987.

JANIFAST LTD.

The Company has historically purchased products and incurs certain research and development expenses with Janifast Ltd., which is owned by U.S. Janifast Holdings, Ltd., a company in which two directors of mPhase are significant shareholders and one is an officer, in connection with the manufacturing of POTS Splitter shelves and component products including cards and filters sold by the Company that were discontinue in 2007. In March of 2009, Janifast Ltd. ceased operations owing to adverse financial conditions globally. During the six months ended December 31, 2008 and 2009 and the period from inception (October 2, 1996), $0, $0_and $16,031,811 respectively, have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations.

Transactions with Officers

At various points during past fiscal years Messrs, Durando, Dotoli and Smiley provided bridge loans to the Company, evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand.. During the 6 months ended December 31, 2009 interest accrued at 12% on such notes was $74,194and $230,000 of such notes were repaid. This compared to interest accrued at 12% on such notes of $8,582 and a net increase in the principal amount of such notes to $115,087 during the six months ended December 31, 2008.

Total compensation (including the value of stock awards) to related parties and payables to officers is summarized below :

Summary of compensation to related parties for the Six Months Ended December 31, 2009

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$100,000	$90,000	$87,500			$277,500
Interest	$34,795	$24,797	$14,603			$74,194
Rent					$18,000	$18,000
G&A					$1,846	$1,846
R&D					$125,000	$125,000
Finders Fees				$20,000		$20,000
Stock based compensation (shares issued)*						$0
Stock based compensation (options issued)*						$0
Total compensation	$134,795	$114,797	$102,103	$20,000	$144,846	$516,540

Summary of Compensation to related parties for the Six Months Ended December 31,2008

	Durando		Dotoli	Smiley		Biderman		Microphase	Total
Consulting / Salary	$165,217		$128,500 $	93,750			$		387,467
Interest		$		8,582			$		8,582
Rent					$			18,000 $	18,000
G&A					$			10,961 $	10,961
Finders Fees						$20,000	$		20,000
Stock based compensation (shares issued)*	$1,215,000		$720,000 $	450,000		$180,000	$		2,565,000
Stock based compensation (options issued)*	$1,350,000		$810,000 $	486,000		$54,000	$		2,700,000

Total compensation	$2,730,217	$1,658,500 $	1,038,332	$254,000 $	28,961 $	5,710,011

Common stock issued*	27,000,000	16,000,000	10,000,000	4,000,000		57,000,000
Options issued (5years @5 cents)	50,000,000	30,000,000	18,000,000	2,000,000		100,000,000

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

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On December 31, 2009, Mr. Biderman's affiliated firm of Palladium Capital Advisors was owed unpaid finders fees in the amount of $150,000. During the six months ended December 31, 2009 and December 31, 2008 finders fees in the amount of $20,000 and $20,000, respectively, were recorded.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative development stage losses of ($191,695,098) and negative cash flow from operations of ($1,921,818). The auditors report for the fiscal year ended June 30, 2009 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". As of December 31, 2009, the Company had a negative net worth of ($6,322,666) compared to a negative net worth of ($5,234,167) as of June 30, 2009 as a result of continuing net losses. The Company has convertible debt outstanding that is subject to additional funding which potentially allows the Company access to additional funding of approximately $6.6 million Such facilities should enable the Company to raise significant working capital for the next fiscal year. Draws under these arrangements for the six months December 31, 2009 amounted to $2,182,000 . While the Company believes these facilities will fund short term capital needs it may from time to time need to supplement such funding. In the longer term, we estimate that the Company may need to raise approximately $5 million of additional capital above the funds anticipated from the note receivable. Such monies would be necessary primarily to roll-out its Emergency Flashlight produce and fund future expenditures for commercialization of its SmartBattery products. The Company does not expect to derive any material revenue from its Nanotechnology product development until the first quarter of fiscal year 2010.

MANAGEMENT'S PLANS

The Company has shifted its focus to the development of products using the science of Nanotechnology. The Company does not expect to derive any material revenue from its Emergency Flashlight product until the first quarter of fiscal year 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at December 31, 2009.

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

The Company has made changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. The Company has implemented changes in internal controls that improve potential weaknesses as stated in our annual report (10K). During the quarter ended December 31, 2009 the Company identified areas it considered required strengthening its internal control and what steps would be implemented to satisfy the needed area of improvement. Specifically the Company needed to increase its internal capability to compute and accurately monitor the value of its derivative liabilities and associated accounting for convertible debentures and the Company needed to increase its ability to monitor outstanding stock options and stock warrants. The Company hired on a contract basis an interim controller to compute and assist the Company in its accounting for convertible debentures and associated derivative liabilities, debt discount and changes in derivative values. The Company also required its transfer agent to update its records quarterly regarding expiring options and warrants. These steps were implemented during the quarter and utilized in the preparing of the current filing.

Changes in Internal Control over Financial Reporting

The Company is in the process of improving the internal control condition described above. However, mPhase Technologies, Inc. is a small company with a total staff of approximately 11 employees and consultants. This size limits and may continue to limit, the Company’s ability to provide for adequate backup of financial personnel.

Accordingly, efforts individually and in the aggregate may be insufficient to fully eliminate the condition that could adversely affect the organization’s ability to record, summarize and report financial data consistent with the assertions of management in the financial statements. There were no changes in our internal control over financial reporting during the quarter year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company may be involved in legal actions in the ordinary course of business.

normal course of business.

ITEM 2. CHANGES IN SECURITIES

Private Placements

During the Six Months ended December 31, 2009, the Company issued 2,666,667 shares of its common stock at $.0075 per share in private placements generating gross proceeds of $200,000 with placement costs of $20,000, netting $180,000.

Stock Based Compensation

During the six months ended December 31, 2009, the Company issued 2,000,000 shares of common stock to employees and consultants valued at $43,050.

Conversion of debt securities and Strategic vendor payables

During the six months ended December 31, 2009, $1,680,725 of convertible debt and accrued interest thereon was converted into 108,506,180 shares of Common stock.

During the six months ended December 31, 2009, $200,000 of accounts payable to Microphase Corporation was converted into 26,666,667 shares of Common stock. The Company recorded $586,667 interest expense on the beneficial conversion feature. The Company recorded $82,609 interest expense on the beneficial conversion feature of officer’s notes during the six months ended December 31, 2009.

Long Term Convertible Debentures / Note Receivable / Debt Discount

The Company currently had six separate convertible debt arrangements with independent investors outstanding at December 31, 2009. During the six months ended December 31, 2009, $1,680,725 of convertible debt and accrued interest thereon was converted into 108,506,180 shares of Common stock.

These transactions are intended to provide liquidity and capital to the Company and are summarized below.

Arrangement #1 (LaJolla Cove Investors Inc,)

On Sept 11, 2008, the Company received proceeds of $200,000 under a Securities Purchase Agreement from La Jolla Cove Investors, Inc. This transaction involves three related agreements: 1) A Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $2,000,000 of funds; 2) A Convertible Debenture totaling $2,000,000, with a interest rate of 7 1/4% and a maturity date of September 30, 2011 and 3) A Secured Note Receivable in the amount of $1,800,000, with a interest rate of 8 1/4% and maturity dates of September 30,2011 due from the same parties who are the holders of the Convertible Debentures. Conversion of outstanding debentures into common shares is at the option of the holder at a price equal to the dollar amount of the debenture divided by the lesser of $.35 per share or 80% of the three lowest Volume Weighted Average Prices during a 20 day trading period.

At the time of the transaction (September 11, 2008) the derivative value of this security was calculated to be $1,176,471.As of September 30, 2009 this value had decreased to $519,044.

On December 31, 2009, given the changes in the stock price, this value had increased to $1,076,482, a $557,438 increase this quarter creating a non-cash credit to earnings for the quarter ended December 31, 2009 of that amount. During the six month period ended December 31, 2009, amortization of debt discount amounted to $143,292 reducing the balance to $431,144.

Arrangement #2 JMJ Financial

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

Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the Lowest Trading Price during the 20 day trading period prior to conversion. For the six months ended December 31,2009 the Company received $900,000 of cash draws under the Debenture and the holder had converted into 64,522,845common stock principal and accrued interest thereon in the amount of $1,020,975.

On June 30, 2009 the derivative value of this security was calculated to be $444,552. On September 30, 2009, that amount was 195,721 and on December 31, 2009 that value was decreased to $55,595 given the changes in the stock price combined with the fact that the principle interest due under the debenture had material conversions in satisfaction of the debt liability, reducing the outstanding debt to $79,025 at December 31, 2009. The decrease in the derivative liability for the three months ended December 31, 2009 was $140,129. During the six month period ended December 31, 2009, amortization of debt discount amounted to $453,226 reducing the balance to $35,663.

Arrangement#3 (JMJ Financial, Inc.)

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

Conversion of outstanding into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. At the commitment date the derivative liability for the embedded conversion feature of such security was $1,054,395 and the debt discount was valued at $1,224,395.

On September 30, 2009 the derivative liability had decreased to $759,333. On December 31, 2009, given the changes in the stock price this value had increased to $1,076,482 a $317,149 increase this quarter creating a non-cash credit to earnings for the quarter ended December 31, 2009 of that amount. During the six month period ended December 31, 2009, amortization of debt discount amounted to $214,056 reducing the balance to $1,020,329.

Arrangement#4 (JMJ Financial, Inc.)

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

Conversion of outstanding into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. In addition, the Company has received a commitment from JMJ Financial to enter into an identical financing not later than 60 days from September 23, 2009. At the commitment date of September 23, 2009 the embedded conversion feature of such security was $480,000 and the debt discount was valued at $580,000.

On September 30, 2009 the derivative liability had increased to $487,272. On December 31, 2009, given the changes in the stock price this value had increased to $844,221 a $356,949 increase this quarter creating a non-cash charge to earnings for the quarter ended December 31, 2009 of that amount. During the six month period ended December 31, 2009, amortization of debt discount amounted to $96,666 reducing the balance to $483,334.

Arrangement#5 (JMJ Financial, Inc.)

On November 17, 2009, the Company received a total of $186,000 of proceeds in connection with another agreement with JMJ Financial. This transaction involves 1) A Convertible Debenture in the amount of $1,200,000 plus a one time interest factor of 12% ($144,000) and a maturity date of September 23, 2012 and (2) A Secured Note in the amount of $1,100,000 plus a one time interest rate factor of 13.2% ($144,000 each) and a maturity date of September 23, 2012 due from the same parties who are the holders of the Convertible Debentures.

Conversion of outstanding into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. At the commitment date the derivative value of the embedded conversion feature of such security was $536,000 and the debt discount was valued at $636,000.

On December 31, 2009, given the changes in the stock price this value had increased to $844,221 a $308221 increase this quarter creating a non-cash charge to earnings for the quarter ended December 31, 2009 of that amount. During the six month period ended December 31, 2009, amortization of debt discount amounted to $17,667 reducing the balance to $618,333.

Arrangement#6 (JMJ Financial, Inc.)

On December 22, 2009, the Company received a total of $300,000 of proceeds in connection with another agreement with JMJ Financial. This transaction involves 1) A Convertible Debenture in the amount of $1,500,000 plus a one time interest factor of 12% ($180,000) and a maturity date of December 15, 2012 and (2) A Secured Note in the amount of $1,400,000 plus a one time interest rate factor of 13.2% ($180,000 each) and a maturity date of December 15, 2012 due from the same parties who are the holders of the Convertible Debentures.

Conversion of outstanding into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. In addition, the Company has received a commitment from JMJ Financial to enter into similar financing arrangement which involves involves 1) A Convertible Debenture in the amount of $1,200,000 plus a one time interest factor of 12% ($144,000) and a maturity date of December 15, 2012 and (2) A Secured Note in the amount of $1,100,000 plus a one time interest rate factor of 13.2% ($144,000 each) and a maturity date of December 15, 2012, such financing to commence not later than February 15, 2009. At the commitment date the derivative value of the embedded conversion feature of such security was $542,714 and the debt discount was valued at $642,714.

On December 31, 2009, given the changes in the stock price this value had increased to $1,055,276 a $512,563 increase this quarter creating a non-cash charge to earnings for the quarter ended December 31, 2009 of that amount. During the six month period ended December 31, 2009, amortization of debt discount amounted to $17,853 reducing the balance to $624,861.

Subsequent to December 31, 2009, through February 11, 2010, Long term convertible debt and accrued interest thereon in the aggregate amount of $211,025 has been converted into 14,269,857 shares of common stock on convertible agreements outstanding as of December 31, 2009. Additionally the company entered into another agreement with JMJ Financial. This transaction involves 1) A Convertible Debenture in the amount of $1,200,000 plus a one time interest factor of 12% ($144,000) and a maturity date of December15, 2012 and (2) A Secured Note in the amount of $1,100,000 plus a one time interest rate factor of 13.2% ($144,000 each) and a maturity date of December 15, 2012 due from the same parties who are the holders of the Convertible Debentures. The Company has received $400,000 from repayment of the note receivable for this arrangement subsequent to December 31, 2009 through February 11, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

In a Form 8K filed on December 23, 2009 the Company announced that it received $300,000 of additional funding from JMJ Financial under the terms of a Convertible Note.

In a Form 8K filed on December 30, 2009 the Company announced that its consumer division mPower Technologies Inc. is unveiling its mPower Emergency Illuminator product at the consumer electronics show in Las Vegas, Nevada.

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

mPHASE TECHNOLOGIES, INC.

Dated: February 12, 2010	By:/s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President
Chief Financial Officer and General Counsel