Form 10-K/A
period 2009-06-30
MPHASE TECHNOLOGIES INC
filed 2010-04-19
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

mPhase is a development-stage company specializing in microfluidics, microelectromechanical systems (MEMS) and nanotechnology. The Company develops nanotechnology-enabled products for commercial and military applications. The Company's flagship product is its Smart NanoBattery providing Power On Command™. The new well-patented battery technology, based on the phenomenon of electrowetting, offers a unique way to store energy and manage power.. Features of the Smart NanoBattery include: potentially infinite shelf life, environmentally friendly design, fast ramp to power, programmable control, and direct integration with microelectronic devices. The platform technology behind the Smart NanoBattery is a porous nanostructured material used to repel and precisely control the flow of liquids. The material has a Smart Surface that can potentially be designed for other innovative products such as self-cleaning applications, water purification/desalination, liquid filtration/separation, and environmental cleanup.

mPhase has been awarded a Phase II Small Business Technology Transfer Program (STTR) grant, part of the Small Business Innovation Research (SBIR) program, from the U.S. Army for continued development of its Smart NanoBattery as a reserve battery for a critical computer memory application.

In a separate effort, mPhase has also developed a mechanically activated reserve battery. As a result of a unique combination of battery and mechanical engineering, such reserve battery also has a potentially infinite shelf-life. The battery is part of the Company's new Emergency Flashlight product line that is currently being designed by and co-branded with Porsche Design Studio a premiere world-class company specializing in high-end accessory products for the luxury automotive manufacturer.

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

mPhase has also developed a manually-activated lithium reserve battery using an innovative industrial and mechanically-engineered design. The battery is activated by a unique triggering mechanism that rapidly releases and distributes the liquid electrolyte inside the battery. The electrolyte immediately contacts the battery's solid electrodes to produce electric power. Unlike conventional batteries that have relatively short shelf lives prior to initial use of the flashlight, the mPhase reserve battery has a shelf life of over 20 years.

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

On December 5, 2008 mPhase Technologies, Inc. signed a contract with Porsche Design Gesellschaft m.b.H., Flugplatzstrasse 29, A,S700 Zell am see. Austrla ["Porsche Design' Studio"], to design a premium version of the AlwaysReady Emergency Flashlight. The flashlight will contain mPhase's proprietary mechanically-activated lithium reserve battery. The battery contains a breakable barrier that separates the solid electrodes from the liquid electrolyte until the battery is manually activated. Unlike traditional batteries, the mPhase battery remains in an inert state with no leakage or self-discharge until activation. The mPhase battery is designed to have an almost infinite shelf life making it ideal for emergency lighting applications. The premium flashlight will be marketed as an accessory for automobile roadside emergency kits.

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

The reserve battery is a manually activated lithium cell designed to provide Power On Command. The battery remains dormant until "turned on" by the user. It will be built to the highest standards with a minimum storage life of 20 years. Once activated, the reserve battery is expected to deliver the electrical performance of a standard primary CR123 battery used in many portable electronic applications today.

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

Other Products

As its first commercial product, mPhase is developing an emergency flashlight using a mechanically-activated lithium reserve battery with a patent-pending breakable separator in place of the electrowettable membrane used in the Company's Smart NanoBattery. The emergency flashlight is envisioned as a compact device that would be activated with a simple push-button switch to provide Power On Command™ in the event of an emergency. The device would be kept in the glove compartment of a car, on boats, trains or planes, coupled with fire extinguishers, packed with safety, first aid and survival kits.

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

On April 4, 2003, mPhase entered into a Systems Integration Agreement with Lucent Technologies. Under the terms of such an agreement mPhase has been given the exclusive rights to sell worldwide as a ‘bundled' solution the Stinger in connection with mPhases's BTS.

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

On December 5, 2008 the Company announced that it had signed a contract with Porsche Design Gesellschaft m.b.H., Flugplatzstrasse 29, A,S700 Zell am see. Austria ["Porsche Design' Studio"], to design a premium version of the AlwaysReady Emergency Flashlight. The flashlight will use mPhase's proprietary lithium reserve battery. The battery contains a breakable barrier that separates the solid electrodes from the liquid electrolyte until the battery is manually activated. Unlike traditional batteries, the mPhase battery remains in an inert state with no leakage or self-discharge until activation. The mPhase battery is designed to have an almost infinite shelf life making it ideal for emergency lighting applications. The premium flashlight will be marketed as an accessory for automobile roadside emergency kits.

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

On March 17, 2009 the Company announced that, effective March 13, 2009, it entered into a Settlement Agreement with Magpie Telecom Insiders, Inc. ("Magpie") of a lawsuit filed by Magpie against the Company in November 2007 in the Federal District Court for the District of Colorado. Neither party made any admission of liability in connection with the settlement. As a result of the settlement the Company will remove from its liabilities $175,000 in Accounts Payable and cancel 1,926,470 shares of its common stock issued to Magpie and returned under the settlement to the Company. The terms of the settlement otherwise resulted in no material change in circumstances to the Company.

On March 18, 2009, the Company announced that it had received the first working model for the Emergency Flashlight from the Porsche Design Studio in Zell am See, Austria representing a major step forward as the Company prepares for the initial product launch.

On June 23, 2009, the Company announced that it had achieved a major milestone in the development of its Smart NanoBattery Technology. mPhase reported that it has successfully manufactured a six-inch silicon-based wafer containing its key membrane (separator) technology. This separator is responsible for keeping the Smart NanoBattery's chemicals separated until activated. The membrane's unique surface and structure allows for control of a liquid on a nanostructured surface.

On August 5, 2009, the Company announced that it had completed the first functional prototype of its lithium Reserve Battery that will function in the Company's emergency flashlight. The prototype is the first time the mPhase battery technology has come together in a "ready for production" prototype. The mPhase lithium reserve battery stores energy until it is literally "turned on." It is manually activated by a unique triggering mechanism that rapidly releases and distributes the liquid electrolyte inside the battery. The electrolyte immediately contacts the solid electrode materials to produce 3 volts. The reserve battery is designed for backup power and emergency applications. With a shelf life of over 20 years, the mPhase lithium reserve battery will allow the its emergency flashlight to function as a reliable emergency light source in countless situations.

On August 6, 2009, the Company announced that it had completed the first fully functional prototype of its emergency flashlight. A world renowned automobile design firm created a sleek design to accompany the flashlight's unparalleled functionality. The new illuminator features mPhase's first reserve battery that allows for backup power to be always ready through a simple activation method.

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

Emergency Flashlight

In April of 2008 mPhase successfully produced its first lithium-based breakable separator. This provided the basis of a new reserve battery product that relies on mechanical rather than electrical activation to provide Power on Command. In contrast to the Company's SmartNanoBattery product that is being developed using the science of nanotechnology and relies on an electro wetting membrane, this reserve battery is designed for mechanical rather than electrical activation. Such reserve battery is based upon an innovative mechanical and battery engineering design involving that is activated by puncturing a soft pouch containing electrolyte. Such reserve battery has been especially designed to be used in the Company's new emergency flashlight product. Such reserve battery is being designed for the Company by Eagle Picher, a major U.S. battery designer and the flashlight is being designed for the Company by Porsche Design Studio.

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

Manufacturing

mPhase subcontracts all of the manufacturing of its products to outside sources including related parties such as Microphase Corporation. During the fiscal year ended June 30, 2009, the Company did not have any contract for manufacturing its products with outside sources. From April 1, 2009 through August 31, 2009 we paid $50,000 per month to Microphase for project management services in connection with development of the Company's flashlight with Porsche Design Studio and the concurrent development of its mechanically-activated reserve battery by Eagle Picher. The Company believes that such payments are the same as would be charged by other management services provided by non-affiliated third party providers of such services. By using contract manufacturers, mPhase avoids the substantial capital investments required for internal production.

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

3. The market's view of the business sector of nanotechnology reserve batteries and emergency flashlights.

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

The reports of the Company's outside auditors, Rosenberg, Rich, Baker, Berman & Company and its prior auditors Arthur Andersen & Co. with respect to its latest audited 10K for each of the fiscal years commencing in the fiscal year ended June 30, 2001 through the current fiscal year ended June 30, 2009, stated that "there is substantial doubt of the Company's ability to continue as a going concern." Such opinion from our outside auditors makes it significantly more difficult and expensive for the Company to raise additional needed capital necessary to continue our operations.

Our common stock is subject to significant dilution upon issuance of shares we have reserved for future issuance.

As of June 30, 2009 outstanding convertible debt plus accrued interest is equal to $3,437,750 all of which has the right to convert into additional shares of our common stock at discounts of up to 25% of mPhase's then current stock price computed on a formula basis that may adversely affect the future price of our common stock. As of June 30, 2009 we have warrants and options convertible into 286,376,646 shares of our common stock at $.05 per share or less that, upon exercise may result in significant future dilution to many of our current shareholders and may adversely affect the future price of our common stock. We may be forced to raise additional cash for operations by selling additional shares of our common stock to shareholders at depressed prices resulting in further dilution to our shareholders.

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

We believe that our intellectual property with respect to our SmartNanoBattery and our proprietary rights with respect to the Company's permeable membrane design consisting of both micro and nano scale silicon features, that are coated with a monolayer chemistry used to repel liquids is critical to our future success. We have four patents pending with respect to our SmartNanoBattery product and 3 partents pending with respect to our Emergency Flashlight and the reserve battery it utilizes in order to protect our product, however no patents have yet been granted. Our pending patent applications may never be granted for various reasons, including the existence of conflicting patents or defects in our applications. Even if a U.S. patent is ultimately granted there are significant risks regarding enforcement of patents in international markets. There are many patents being filed as the science of nanotechnology develops and the Company has limited financial resources compared to large, well established companies, in order to bring patent litigation based upon claims of patent infringement.

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

ITEM 3. LEGAL PROCEEDINGS

On November 9, 2007, Magpie Telecom Insiders, Inc ("Magpie") filed a lawsuit in the Federal District Court in the State of Colorado alleging a breach of contract by mPhase in connection with a Statement of Work dated July 10, 2006 in connection with software supplied by Magpie for mPhase's TV+ solution. The claim alleged the failure of mPhase to make payments amounting to $679,969 under the contract. mPhase asserted a number of affirmative defenses to the claim including deficiencies in the software delivered by Magpie and failure to deliver support services by Magpie. mPhase counterclaimed against Magpie asserting that the software delivered was not of "carrier class" standards required in the telecommunications industry and that Magpie sold or attempted to sell mPhase common stock received in connection with a modification of the payments due under the Statement of Work in violation of Rule 10b-5 and the Federal Securities Laws. Effective March 13, 2009, the Company, entered into a Settlement Agreement with Magpie. Neither party made any admission of liability in connection with the settlement. As a result of the settlement, the Company removed $175,000 in Accounts Payable and cancelled 1,926,470 shares of its common stock issued to Magpie and returned under the settlement to the Company. The terms of the settlement otherwise resulted in no material change in circumstances to the Company.

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

Conversion of debt securities

During the fiscal year ended June 30, 2009, $3,303,333 of debt was converted into 278,346,019 shares of common stock. Included in this amount is $112,500 of notes payable to a related party which were sold to an investor for $112,500 cash and subsequently converted into 15,000,000 shares of the Company's common stock valued at .0075 cents per share. Additionally $57,375 of prior notes plus accrued interest outstanding were settled by the issuance of 5,775,000 shares of common stock. All other debt converted involved long term convertible debentures which are discussed below.

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

•

The note payable contains conversion features which permit the holder to convert debt into equity. Such debt is eligible to be converted into the Company's common stock immediately, thus requiring the recording of the entire liability upfront. Finally, to encourage conversion, a discount from market value was offered.

•

The aggregate amount of notes payable exceeded the amount of cash received. As "Consideration" for this difference the Company took back a secured Note Receivable. Security is generally liquid investments of the investor.

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

Conversion of the outstanding debenture into common shares is at the option of the holder. The number of shares into which this debenture was converted is equal to the dollar amount of the debenture divided by the lesser of $.35 per share or 80% of the 3 lowest Volume Weighted Average Prices during the 20 day trading period prior to conversion. At the time of the transaction (December 11, 2007) the derivative value of the conversion feature was calculated to be $1,678,471. On June 30, 2008, given the decrease in the Company's stock price, this value had decreased to $322,636. As of June 30, 2009 all of the related debt had been converted and no derivative value balance remained. This has resulted in an increase in earnings for the year of $322,636. In addition, the transaction resulted in a note discount of $1.5 million which has been amortized as expense. During the year ended June 30, 2009, amortization of debt discount amounted to $1,122,649. In March of 2009, by mutual consent of the parties, the Securities Purchase Agreement was terminated. Total draws under this facility were $1.5 million.

During the fiscal year ended June 30, 2009, $1,365,000 of such debt was converted into 74,368,943 shares of common stock and the Company received a total of $950,000 under the provisions of the related Note Receivable.

Arrangement #2 ( St.George Investments, LLC)

In February 2008, the Company entered into a Convertible Debenture transaction which involved the receipt of $500,000 cash, a note payable of $550,000 and the issuance of 3,250,000 shares of stock. The relative fair value of the shares was $105,000. The terms of the debenture provide for a 7.5% interest rate, a due date of February 2012 and conversion privileges equal to 75% of the lowest trading price over the 20 day period prior to conversion. The derivative value of the embedded conversion feature was estimated to be $581,428 on the date of issuance. On June 30, 2008, the derivative value was $142,593 and on June 30, 2009 such value was $0 since the entire debt has been converted. The cost of the shares issued and related debt discount is being amortized to expense over the life of the debenture. In the event of default under the note payable the holder is entitled to certain compensatory fees. During the period ended June 30, 2009, amortization of debt discount amounted to $502,083.

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

Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which the debentures can be converted is equal to the dollar amount of the debenture divided by 75% of the 3 lowest Volume Weighted Average Prices during the 20 day trading period prior to conversion. An amendment of December 31, 2008 allowed one conversion of $200,000 of principal to be converted into common stock at the rate of 70% of lowest trading price during the 20 day period prior to conversion and reduced the conversion price from 80% to 75% for future conversions.

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

Arrangement #~~3A4~~ (JMJ Financial, Inc.)

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

During the fiscal year ended 2009 no cash was exchanged nor was any debt converted relative to this agreement (see Subsequent Events). The FMV addition to this debt as of fiscal year end 2009 was $307,899.

Arrangement #~~4~~5 (LaJolla Cove Investors, Inc.)

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

During the twelve months ended June 30, 2009 the holder converted $19,000 of principal into 27,214,285 shares of common stock (See also Subsequent Events).

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

SUMMARY OPERATING DATA
Year Ended June 30,
(in thousands except per share data)

						Cumulative from inception October 2, 1996 to
	2005	2006	2007	2008	2009	June 30, 2009

Total revenues	$1,711	$975	$154	$113	$187	$22,749
Cost of sales	1,446	974	90	1	0	$16,425
Research and development	5,127	8,035	6,393	988	1,256	$60,216
General and administrative	6,580	11,121	8,684	4,032	9,554	$119,026
Depreciation and amortization	63	79	94	145	34	$3,304

Operating loss	(11,505)	(19,234)	(15,107)	(5,053)	(10,657)	$(176,222)
Other income (expense), net	382	(5,182)	(1,726)	1,311	(3,552)	$(11,576)
Interest income (expense)	(111)	(35)	(18)	(215)	(1,321)	$(187,798)
Net loss	$(11,234)	$(24,451)	$(16,851)	$(3,957)	$(15,530)

Basic and diluted net loss per share	$(0.10)	$(0.12)	$(0.05)	$(0.01)	$(0.03)
Shares used in basic and diluted net loss per share	108,657,578	199,610,372	310,395,562	405,032,339	592,455,950

BALANCE SHEET DATA
in $000's

	2005	2006	2007	2008	2009

Cash and cash equivalents	$351	$1,360	$23	$16	$100
Working capital (deficit)	$(1,674)	$(1,093)	$(3,088)	$(3,853)	$(3,991)
Total assets	$2,232	$2,182	$1,808	$2,351	$3,489
Long-term obligations, net of current portion	$315	$0	$0	$1,161	$4,433

Total stockholders' (deficit)	$(1,618)	$(606)	$(2,754)	$(2,805)	$(5,234)

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

New Products developed during Fiscal Year 2009

mPhase has successfully fabricated and demonstrated its first 3-volt lithium-based based upon a mechanical and industrial engineering design allowing manual instead of electrical activation by the user, a feature known as Power on CommandTM. The battery will be used as a reserve battery in the Company's new emergency flashlight being developed by and Co-Branded with Porsche Design Studio that designs high-end accessory products for the Porsche automobile company. By separation of the electrolyte in a proprietary pouch that is triggered by a patent-pending designed trigger mechanism, the battery also has a shelf life far longer than conventional batteries. The Company has completed a prototype design and is anticipating commercial production and distribution of its emergency flashlight during the third quarter of fiscal year 2010.

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

TWELVE MONTHS ENDED JUNE 30, 2009 VS. JUNE 30, 2008

Revenues. Total revenues for the year ended June 30, 2009 increased from $112,928 in 2008 to $186,579 in 2009. The Revenue for the FYE was derived from the testing of the Company's nanotechnology battery

Cost of sales. Cost of sales decreased $949 for the year ended June 30, 2009. In addition, grants and fees received in connection with our Nanotechnology power cell have relatively low associated cost of sales.

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

During the twelve-month period ended June 30, 2009, the Company raised capital through private placements with accredited investors, whereby the Company issued 72,333,333 million shares of the Company's common stock, generating net proceeds to the Company of $720,000.

During the twelve-month period ended June 30, 2008, the Company raised capital through private placements with accredited investors, whereby the Company issued 24.6 million shares of the Company's common stock, generating net proceeds to the Company of $1,144,247 and generated $650,000 of funds through the conversion of warrants into 11,111,113 shares of the Company's common stock.

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

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

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

The Company is currently focused upon development and commercialization of its emergency flashlight "Always Ready" battery product as well as completing its Phase II Army Grant to develop a single and multiple array of reserve batteries for a computer backup source of power using the science of nanotechnology. The Company believes that such battery has a much longer shelf life than conventional batteries and will have significant commercial and military applications. The Company has temporarily suspended, to conserve financial resources, development of its magnetometer sensor devices also developed using the science of nanotechnology. In addition, although the Company has suspended all activity related to its IPTV business, it continues to believe that the intellectual property created over years of development of its TV+ solution may have significant value as the market for IPTV further develops.

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

ITEM 8A.

Assessment of Internal Controls

Evaluation of Disclosure Controls and Procedures

The Company has implemented disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the ‘‘Exchange Act''), that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2009, the management of the Company carried out an assessment, under the supervision of and with the participation of the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2009; however we did note certain deficiencies considered to be a reportable condition described below.

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

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. The Company utilizes the COSO Framework for internal control over financial reporting. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the interim or annual financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Our evaluation concluded that the company had no material weakness which would result in the reasonable possibility of a material misstatement described above; yet it did bring certain matters to our attention and we noted that we consider being a reportable condition.

Reportable conditions involve matters coming to our attention relating to significant deficiencies in the design or operation of the internal control that in our judgment, could adversely affect the organization's ability to record, summarize and report financial data consistent with the assertions of management in the financial statements.

We noted that a condition which management considered to be a reportable condition existed because of the Company's lack of sufficient resources of sufficient resources of accounting personnel with an appropriate level of knowledge and experience commensurate with the increasingly expanding financial reporting requirements of the Company, in both scope and complexity, as promulgated by SEC and generally accepted accounting principles (GAAP). The Company has obtained, on a fee basis, an outside consultant to act as an accounting manager to assist the Company with the accounting of convertible debentures and derivatives.

Our considerations of internal control would not necessarily disclose all matters in internal control that might be reportable conditions and, accordingly, would not necessarily disclose all reportable conditions that are also considered to be material weaknesses as defined above. However, none of the reportable conditions described above is believed to be a material weakness.

Management concluded that the Company did maintain an effective level of internal control over financial reporting as of June 30, 2009.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee during fiscal 2009 were Messrs. Biderman and Guerino. Neither Messrs. Biderman, nor Guerino have been one of mPhase's officers or employees. None of the Company's directors or executive officers served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire Board of Directors) of another entity during fiscal 2008 that has a director or executive officer serving also as a director on mPhase's Board of Directors.. Mr. Dotoli, together with Mr. Durando and Mr. Ergul, were collectively controlling shareholders and Directors of Janifast Ltd. and Mr. Dotoli. In March of 2009 Janifast Ltd terminated operations.

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

3.1	Certificate of Incorporation of the Company.

3.2	Bylaws of the Company

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

EXHIBITS
NUMBER
REFERENCE	DESCRIPTION

10.9*

Facilities/Services Agreement between the Company and Microphase Corporation, dated as of July 1, 1998 (incorporated by reference to Exhibit 10.9 to our registration statement on Form S- 1 filed on June 18, 2001 (file no. 33- 63262).

10.10*	Company's 2001 Stock Incentive incorporated by reference to Exhibit C to Preliminary Proxy on Schedule 14A filed on March 21, 2001 (file no. 000- 30202).

10.18	Development Agreement effective February 3, 2004 between Lucent Technologies, Inc. and mPhase Technologies, Inc for development of micro fuel cell Nano Technology.

10.21	Development Agreement effective March 1, 2005 between Lucent Technologies Inc and mPhase Technologies relating to development of Magnetometers.

10.22

Amendment No. 2 to Development Agreement executed as of March 9, 2005 amending Development Agreement effective as of February 5, 2004, as amended relating to Micro Power Source Cells between mPhase Technologies, Inc. and Lucent Technologies, Inc.

10.33.	Amendment No. 3 dated May 19, 2006 to Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc. effective February 3, 2004 for Development of micro fuel cell Nanotechnology.

10.34.	Amendment No. 4 dated February 3, 2007 to Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc. effective February 3, 2004 for Development of micro fuel cell Nanotechnology.

10.35.	Cooperative Research Agreement Rutgers University and mPhase Technologies, Inc. executed October 18, 2005.

10.36.	Modification No. 1 to Cooperative Research Agreement with Rutgers University dated February 22, 2006.

10.37.	Modification No. 2 to Cooperative Research Agreement with Rutgers University dated September 22, 2006.

10.38.	Modification No. 3 to Cooperative Research Agreement with Rutgers University dated February 7, 2007.

10.40.	CT NanoBusiness Alliance Consulting Agreement dated May 10, 2007.

10.41.	Amendment No.5 dated April 28, 2007 to Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc. effective February 3, 2004 for Development of micro fuel cell Nanotechnology.

10.43*	Cooperative Research and Development Agreement between US Army Picatinny Arsenel and mPhase Technologies, Inc. dated December 20, 2006. (Exhibit 43 to Form S-1 filed July 12, 2007, File No. 333-144527).

10.44	Small Business Technology Transfer Collaboration Agreement between Rutgers University and mPhase Technologies, Inc. dated June 25, 2007

EXHIBITS
NUMBER
REFERENCE	DESCRIPTION

10.46*	Phase I Army Grant dated July 7, 2007 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.47*	Securities Purchase Agreement dated December 11, 1007 between mPhase Technologies, Inc. and Golden Gate Investors and Related Documents in connection with $1,500,000 Convertible Debenture Financing (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.48*	Securities Purchase Agreement dated February 29, 2008 between St. George Investments and mPhase Technologies, Inc and Related Documents in connection with $550,000 Convertible Debenture Financing. (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.49*	Documentation including $350,000 Convertible Note and $1,000,000 Convertible Note and Secured Note for $1,000,000 Financing between mPhase Technologies, Inc. and JMJ Financial dated March 25, 2008 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.52*	Phase II Army Grant dated August 29, 2008 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.53*	Securities Purchase Agreement dated September 12, 2008 between mPhase Technologies, Inc. and La Jolla Cove Investors and Related Documents in connection with $2,000,000 Convertible Debenture Financing (Form 8K filing dated September 18, 2008)

10.54**	Design Development Agreement between mPhase Technologies, Inc. and Porsche Design Studio for Emergency Flashlight dated November 3, 2008.

10.55*	Documentation dated December 31, 2008 for $1,100,000 Convertible Note and Secured Note Financing between mPhase Technologies, Inc. and JMJ Financial and Amendment to $350,000 Convertible Note Financing (Form 8K Filing dated January 21, 2009, Commission File No. 000-24969)

10.56**	Eagle Picher Proposal for mPhase Technologies, Inc. dated January 26, 2009 for design and development of mechanically-activated Reserve Battery to be used in Emergency Flashlight.

10.57*	Termination Agreement with Golden Gate Investors dated March 17, 2009 with respect to Convertible Debenture Financing dated December 11, 2007 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.59*	Documentation including $1,870,000 Convertible Note and Secured Note for Financing with JMJ Financial dated August 21, 2009 (Form 8K Filing dated August 21, 2009, Commission File No. 000-24969)

21*	List of Subsidiaries (incorporated by reference to Exhibit 21 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).

23.4	Consent of Schuhalter, Coughlin & Suozzo, LLC.

23.5	Consent of Rosenberg Rich Baker Berman and Company.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of mPhase Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of mPhase Technologies, Inc. (a New Jersey corporation in the development stage) and subsidiaries as of June 30, 2009 and June 30, 2008, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years ended June 30, 2009 and for the period from inception (October 2, 1996) to June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of mPhase Technologies, Inc. for the period from inception to June 30, 2001. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from inception to June 30, 2001, included in the cumulative totals, is based solely upon the report of the other auditors.

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

Schuhalter, Coughlin & Suozzo, PC
Raritan, New Jersey

January 28, 1999

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	June 30,
	2008	2009

ASSETS
CURRENT ASSETS
Cash	$15,533	$100,138
Accounts receivable	4,000	46,065
Prepaid and other current assets	121,882	153,636

Total Current Assets	141,415	299,839

Property and equipment, net	149,418	39,648
Note receivable and related interest	1,950,000	3,150,000
Investment in Sovereign	110,000	0

TOTAL ASSETS	$2,350,833	$3,489,487

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,076,965	$1,864,956
Accrued expenses	388,444	482,388
Due to related parties	1,030,167	369,920
Notes payable, related parties	204,038	1,332,400
Short term notes	240,820	240,820
Convertible debt	54,000	0

TOTAL CURRENT LIABILITIES	$3,994,434	$4,290,484

Convertible debt derivative liability	750,151	2,380,816
Convertible debentures net of discount of $2,953,899 and $1,385,395 at June 30, 2008 & 2009 respectively	411,101	2,052,355
Contingent Liability-other equity instruments	433,300	-

TOTAL LIABILITIES	$5,588,986	$8,723,655

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, par value $.01, 2,000,000,000 shares authorized 440,395,000 and 870,446,949 shares issued and outstanding at June 30, 2008 and 2009 respectively	4,403,950	8,704,197
Additional paid in capital	164,061,310	172,861,427
Deficit accumulated during development stage	(171,695,440)	(186,791,819)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)

TOTAL STOCKHOLDERS' DEFICIT	$(3,238,153)	$(5,234,168)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,350,833	$3,489,487

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations

		For the FYE June 30,		Date of Inception to June 30,
	2007	2008	2009	2009

REVENUES	$153,504	$112,928	$186,579	$22,748,618

COSTS AND EXPENSES
Cost of Sales	89,802	949	0	16,424,692
Research and Development (including non-cash stock related charges of $92,600, $0, $93,600 and $2,503,719 for FYE 2007,2008 & 2009 and inception to date respectively)	6,393,215	988,091	1,255,665	60,216,173

General and Administrative (including non-cash stock related charges of $3,448,785, $564,878, $7,503,367 and $69,836,331 for FYE 2007,2008 & 2009 and inception to date respectively)	8,684,053	4,031,618	9,554,190	119,025,953
Depreciation and Amortization	93,855	145,331	33,976	3,304,164

TOTAL COSTS AND EXPENSES	15,260,925	5,165,989	10,843,831	198,970,982

LOSS FROM OPERATIONS	$(15,107,421)	$(5,053,061)	$(10,657,252)	$(176,222,364)

OTHER INCOME (EXPENSE)
Interest (Expense)	(18,310)	(214,878)	(1,320,511)	(1,703,840)
Net Reparation, Impairment and Other Income (Expense)	(1,725,831)	(527,530)	(352,060)	(8,510,707)
Net Charges related to Convertible Debt	0	2,411,658	(2,766,554)	(354,906)

TOTAL OTHER INCOME (EXPENSE)	$(1,744,141)	$1,669,240	$(4,439,125)	$(11,569,453)

NET LOSS	$(16,851,562)	$(3,863,821)	$(15,096,377)	$(186,791,817)

LOSS PER COMMON SHARE, basic and diluted	$(0.05)	$(0.01)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	310,395,562	405,032,339	592,455,950

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

mPHASE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE TWELVE YEARS IN THE PERIOD ENDED JUNE 30, 2009

							Total
				Additional Paid			Shareholders
		$.01 Par	Treasury	in	Deferred	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Compensation	Deficit	Equity
Balance June 30, 2007	387,846,004	$3,878,460	($7,973)	$162,100,718	($414,084)	($168,311,619)	($2,754,498)
Issuance of common stock in private placements net of $116,253 offering cost	24,600,000	$246,000		$898,247			$1,144,247
Exercise of Warrants net of Offering Cost $72,222	11,111,113	$111,111		$538,889			$650,000
Contingent liability recorded on warrant exercise above				(1,006,200)			(1,006,200)
Common shares in settlement of accrued expenses	1,019,200	$10,192		$89,808			$100,000
Issuance of additional shares effect repricing	4,663,741	$46,637		$345,401			$392,038
Stock options/ warrants awarded to employees and investors				$85,682			$85,682
Stock based compensation	1,000,000	10,000		$90,192			$100,192
Amortization of deferred stock compensation							$414,084
Investment in Granita				$514,000			$514,000
Conversion of debt	4,904,942	$49,050		$192,073			$241,123
Cost related to convertible debt financing	5,250,000	$52,500		$212,500			$265,000
Net Loss						($3,956,721)	($3,956,721)
Balance June,30, 2008	440,395,000	$4,403,950	($7,973)	$164,061,310	($414,084)	($171,695,440)	($3,238,153)

The accompanying notes are an integral part of these Consolidated Financial Statements.

mPHASE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE TWELVE YEARS IN THE PERIOD ENDED JUNE 30, 2009

						Total
				Additional		Shareholders
		$.01 Par	Treasury	Paid in	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Deficit	Equity
Balance June 30, 2008	440,395,000	$4,403,950	($7,973)	$164,061,310	($171,695,440)	($3,238,153)
Issuance of common stock in private
placements net of offering cost ($80,000)	72,333,333	$723,333		($3,333)		$720,000
Issuance of additional shares effect
repricing	19,522,000	$195,220		$236,952		$432,172
Stock options/ warrants awarded to
employees and investors				$4,071,348		$4,071,348
Stock based compensation	61,750,000	$617,500		$2,908,115		$3,525,615
Vendor settlements	(1,926,470)	($19,265)		$19,265		$0
Beneficial Conversion feature of Notes
Payable, including $914,060 on Officers'
Notes Payable				$1,028,560		$1,028,560
Forgiveness of related party debt				$19,336		$19,336

Conversion of debt securities and interest	278,346,019	$2,783,459		$519,874		$3,303,333
Net Loss					($15,096,377)	($15,096,377)

Balance June 30, 2009	870,419,882	$8,704,198	($7,973)	$172,861,427	($18,6791,819)	($5,234,168)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

				October 2, 1996
		Fiscal Year Ended		(Date of Inception)
	June 30,	June 30,	June 30,	To June 30,
	2007	2008	2009	2009
Cash Flow From Operating Activities:
Net Loss	($16,851,562)	($3,383,821)	($15,096,377)	($186,791,817)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	218,237	246,355	117,943	7,400,300
(Gain) loss on debt extinguishments			(165,154)	(937,370)
Non-cash charges relating to issuance of common stock,
common stock options and warrants	3,363,218	185,874	7,596,963	70,217,431
Reparation charges	1,874,020	392,038	432,172	8,228,734
Derivative Value and Debt Discount charges		(1,761,497)	2,766,554	1,005,057

Write off of Granita Inventory/ Sovereign Investment		505,910	110,000	615,910
Other non cash charges including amortization of
deferred compensation and beneficial conversion interest
expense	213,166	414,084	1,028,560	2,043,625
Changes in assets and liabilities:
Accounts receivable	104,276	(2,039)	(42,065)	381,811
Inventories	(344,640)	0		(510,471)
Prepaid expenses and Other current assets	(325,808)	320,703	(31,754)	(72,575)
Other				906,535

Accounts payable, Accrued expenses, Deferred revenue	2,084,440	(746,694)	275,321	8,309,881
Due to/from related parties
Microphase / Janifast//Lintel	73,742	(249,835)	131,824	5,509,887
Officers and Other	528,100	427,597	276,104	1,711,357
Net cash used in operating activities	($9,062,811)	($3,651,325)	($2,599,909)	($81,981,704)

Cash Flow from Investing Activities:
Payments related to patents and licensing rights		-		(450,780)
Purchase of fixed assets	(114,480)	(61,832)	(8,173)	(3,287,560)
Investment in Sovereign		(110,000)		(110,000)
Net Cash (used) in investing activities	($114,480)	($171,832)	($8,173)	($3,848,340)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock,
exercises warrants and finders fees, net	7,761,037	2,294,247	720,000	82,698,879
Payments of short term notes	(241,418)	(379,848)		(1,281,552)
Advances from Microphase				347,840
Issuance of Other Debt		154,000	112,500	266,500
Net Proceeds (Repayment) from notes payable related
parties	321,000	(116,962)	60,187	234,516
Proceeds under securities purchase agreements		1,350,000	1,800,000	3,150,000
Sale of minority interest in Granita subsidiary		514,000		514,000
Net cash provided by financing activities	$7,840,619	$3,815,437	$2,692,687	$85,930,183

Net increase (decrease) in cash	($1,336,672)	($7,720)	$84,605	$100,138
period	$1,359,925	$23,253	$15,533	0

CASH AND CASH EQUIVALENTS, end of period	$23,253	$15,533	$100,138	$100,138

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

JUNE 30, 2009

2. LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

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

MATERIAL EQUITY INSTRUMENTS

The Company has material equity instruments including Convertible Debentures and Convertible Notes that are accounted for as Derivative liabilities (SEE BELOW) and options and warrants that are evaluated quarterly for potential reclassification as liabilities pursuant to ETIF 00-19 (SEE ALSO NOTE 8 "Stockholders Equity" under the caption "Other Equity").

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

Conversion of debt securities

During the FYE June 30, 2009, $3,303,333 of debt and accrued interest was converted into 278,346,019 shares of common stock. Included in this amount is $112,500 of notes payable to a related party which were sold to an investor for $112,500 cash and subsequently converted into 15,000,000 shares of the Company's common stock valued at 1.6 cents per share resulting in beneficial conversion of $114,500. Also included is the conversion of short term investor debt (face value $54,000), related interest and settlement expenses in the aggregate amount of 57,375.

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

•

The note payable contains conversion features which permit the holder to convert debt into equity. Such debt is eligible to be converted into the Company's common stock immediately, thus requiring the recording of the entire liability upfront. Finally, to encourage conversion, a discount from market value was offered.

•

The aggregate amount of notes payable exceeded the amount of cash received. As "Consideration" for this difference the Company took back a secured Note Receivable. Security is generally liquid investments of the investor.

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

Arrangement #2 ( St.George Investments, LLC)

In February 2008, the Company entered into a Convertible Debenture transaction which involved the receipt of $500,000 cash, a note payable of $550,000 and the issuance of 3,250,000 shares of stock. The relative fair value of the shares was $105,000. The terms of the debenture provide for a 7.5% interest rate, a due date of February 2012 and conversion privileges equal to 75% of the three lowest trading price over the 20 day period prior to conversion.

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

Arrangement #6 (JMJ Financial, Inc.-See Subsequent Events)

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

Arrangement #7 (JMJ Financial, Inc.-See Subsequent Events)

On September 30, 2009, the Company received a total of $150,000 of proceeds in connection with a fourth agreement with JMJ Financial. This transaction involves 1) One Convertible Debentures in the amount of $1,200,000 plus a one time interest factor of 12% ($144,100) and a maturity date of September 23,2012 and (2) A Secured Note in the amount of $1,100,000 plus a one time interest rate factor of 13.1%($144,100 each) and a maturity date of September, 2012 due from the same parties who are the holders of the Convertible Debenture. Conversion of outstanding into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. The Company has also received a commitment from JMJ Financial to enter into a second convertible debenture on identical terms not later than 60 days from September 23, 2009.

During the Fiscal Year Ending June 30, 2008 the following transactions impacted stockholders equity

Private Placements

During the quarter ended September 30, 2007, the Company issued 500,000 shares of its common stock in private placements generating net proceeds of $50,000.During the quarter ended December 31, 2007, the Company issued 850,000 shares of its common stock in private placements generating net proceeds of $48,000. During the quarter ended June 30, 2008, the Company issued 23,250,000 shares of its common stock in private placements generating net proceeds of $1,162,500.

Exercise of Warrants

During the quarter ended June 30, 2008, 11,111,112 warrants to purchase common stock were exercised and additional warrants of 11,111,112 issued. Such transaction generated net proceeds of $650,000.

Reparations

During the Year ended June 30, 2008 the Company issued certain shares to effect re-pricing of prior private placements and to induce new investments as summarized of the following table:

MPHASE TECHNOLOGIES, INC.
REPARATIONS
FYE JUNE 30, 2008
						NEW	ISSUANCE OF		REPARATION
		REPARATION		PRIOR	NEW	INVESTMENT	REPLACEMENT		EXPENSE
DATE		SHARES	VALUE	INVESTMENT	INVESTMENT	SHARES	WARRANTS	VALUE	TOTAL

9/30/07	INVESTOR 1	1,349,842	$146,204	$1,026,723	$100,000.00	1,000,000			$146,204
9/30/07	INVESTOR 2	444,444	$22,222	$100,000	$50,000.00	500,000			$22,222
12/31/07	INVESTOR 3	792,857	$30,778	$55,000	$24,500.00	350,000			$30,778
4/8/08	INVESTOR 4	576,598	$31,719	$288,000	$85,000.00	1,700,000			$31,719
5/9/08	INVESTOR 5	1,500,000	$126,000	$100,000	$100,000.00	2,000,000			$126,000
4/1/08		0					11,111,112	$35,115	$35,115
	TOTALS	4,663,741	$356,923	$1,569,723	$359,500.00	5,550,000	11,111,112	$35,115	$392,038.00
					INCLUDED IN CURRENT		EST VALUE OF WARRANT CHANGE IN
					YEAR PRIVATE		VALUE; NEW WARRANT AT $.14 14
						PLACEMENTS

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

Exercise of Warrants

NONE

						NEW	ISSUANCE OF
		REPARATION	VALUE	PRIOR	NEW	INVESTMENT	REPLACEMENT
DATE		SHARES	SHARES	INVESTMENT	INVESTMENT		WARRANTS	VALUE	TOTAL

9/30/08	INVESTOR 1	3,862,000	$216,689	$1,000,000	200,000	4,000,000	0	0	$216,689
3/25/09	INVESTOR 2	7,660,000	$99,483	$520,000	150,000	15,000,000	0	0	$99,483
4/15/09	INVESTOR 3**	1,000,000	$12,000	$1,126,723	0	0	0	0	$12,000
5/15/09	INVESTOR 3**	1,000,000	$20,000	$-	0	0	0	0	$20,000
6/15/09	INVESTOR 3**	1,000,000	$20,000	$-	0	0	0	0	$20,000
6/29/09	INVESTOR 4	5,000,000	$64,000	$250,000	50,000	5,000,000	0	0	$64,000

	TOTALS	19,522,000	$432,172	$2,896,723	$400,000	24,000,000	0	0	$432,172

	**INVESTOR	3,000,000	52,000
	REPARATION
	OF PRIOR
	INVESTMENTS
	TO EXTEND
	CURRENT
	UNSECURED
	LOAN

In April 2009 the Board of Directors authorized the right for the officers' to Officers' loans discussed in Note 9, plus accrued interest thereon, at any time for the next five years providing such shares are issued, outstanding and available, at a conversion price of $.0075. The officers' notes plus accrued interest is convertible into approximately 195,465,654 shares of the Company's common stock based upon the conversion terms at June 30, 2009.

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

During the years ended June 30, 2008 and 2009 the Company reevaluated warrants to purchase 13,104,168 shares at fixed prices ranging from $.05 to $.14 per share originally issued during Fiscal Year Ended June 30, 2008 pursuant to EITF-0019, such reevaluation was to review if the Company should record an additional Derivative Liability which would be recordable if the other convertible instruments the Company has outstanding; primarily the Convertible Debentures discussed above; would limit or prevent the Company from honoring the conversion of these fixed price warrants during their contract term. The evaluation was performed on a contract by contract basis to equity instruments subject to ETIF-0019; namely warrants discussed above and the Convertible Debenture agreements. The Company utilized a sequencing method prescribed by ETIF-0019.The Company determined it unnecessary to record an additional Derivative Liability at June 30, 2008 and 2009 since any changes would be not material.

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

In April 2009 the Board of Directors authorized the right for the officers' to convert such loans plus accrued interest thereon, at any time for the next five years providing such shares are issued, outstanding and available, at a conversion price of $.0075; such price comparable to private placements during the period. The Company recorded beneficial conversion interest expense of $914,060 during the year ended June 30, 2009 on the conversion feature based upon principle at the commitment date and accrued interest through June 30, 2009. The officers' notes plus accrued interest is convertible into approximately 195,465,654 shares of the Company's common stock based upon the conversion terms at June 30, 2009.

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

MICROPHASE

The Company leases office space from Microphase at both its Norwalk and Little Falls location. Current rental expense is $3,000 and $2,245 per month at Norwalk and Little Falls respectively. In addition, Microphase provides certain research and development services and shares administrative personnel from time to time. During the year ended June 30, 2009, Microphase Corporation charged the Company $150,000 for project management fees, $36,000 for rent and $16,773 for administrative expenses. Additionally, in July 2009 Microphase Corporation converted $200,000 of accounts payable into 26,666,667 shares of the Company's common stock at $.0075 per share. Such price was determined based upon the price of private placements of equity by the Company during such period.

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

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active markets. Financial assets and liabilities valued using level 2 inputs are based primarily on quoted prices for similar assets or liabilities in active or inactive markets. For certain long-term debt, the fair value was based on present value techniques using inputs derived principally or corroborated from market data. Financial assets and liabilities using level 3 inputs were primarily valued using management's assumptions about the assumptions market participants would utilize in pricing the asset or liability. Valuation techniques utilized to determine fair value are consistently applied.

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

In July of 2009 Microphase Corporation converted $200,000 of Accounts Payable into 26,666,667 shares of the Company's common stock at $.0075 per share. The price was the same price and common stock offered in equity private placements during such period.

On September 30, 2009, the Company received a total of $150,000 of proceeds in connection with a fourth agreement with JMJ Financial. This transaction involves 1) A Convertible Debenture in the amount of $1,200,000 plus a one time interest factor of 12% ($144,000) and a maturity date of September 23, 2012 and (2) A Secured Note in the amount of $1,100,000 plus a one time interest rate factor of 13.2%($144,000 each) and a maturity date of September 23, 2012 due from the same parties who are the holders of the Convertible Debentures. Conversion of outstanding into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. The Company has received a commitment from JMJ Financial to enter into an identical financing not later than 60 days from September 23, 2009.

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

mPHASE TECHNOLOGIES, INC.

Dated: April 16, 2010	By:	/s/ RONALD A. DURANDO

Ronald A. Durando
President, CEO

          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Ronald A. Durando, Chief Executive Officer, Director	April 16, 2010

Gustave T. Dotoli, Chief Operating Officer, Director	April 16, 2010

Martin S. Smiley, EVP, Chief Financial Officer, and General Counsel, Director	April 16, 20100

Anthony Guerino, Director	April 16, 2010

Abraham Biderman, Director	April 16, 20100

Victor Lawrence, Director	April 16, 2010