Form 10-Q/A
period 2009-09-30
MPHASE TECHNOLOGIES INC
filed 2010-04-19
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

YES [X]         NO[  ]

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF NOVEMBER 2, 2009 IS 1,026,658,256 SHARES, ALL OF ONE CLASS OF $.01 PAR VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	September 30,
	2009	2009
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$100,138	$867,295
Accounts receivable	46,065	23,193
Prepaid and other current assets	153,636	148,149

Total Current Assets	299,839	1,038,637

Property and equipment, net	39,648	91,469
Note receivable	3,150,000	4,582,000

TOTAL ASSETS	$3,489,487	$5,712,106

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,864,955	$1,850,365
Accrued expenses	482,388	397,245
Due to related parties	369,920	51,875
Notes payable, related parties	1,332,400	1,511,514
Short term notes	240,820	240,820
Current Portion, Long term debt	-	9,419

TOTAL CURRENT LIABILITIES	$4,290,483	$4,061,238

Long term portion Equipment loan	-	35,600
Convertible debt derivative liability - (Note 4)	2,380,816	1,961,370
Convertible debentures net of discount of $1,385,395 and $2,404,019 on June 30, 2009 and Sept 30,2009 respectively (Note 4)	2,052,355	2,957,981
TOTAL LIABILITIES	$8,723,654	$9,016,189

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' DEFICIT
Common stock, par value $.01, 2,000,000,000 shares authorized 870,419,882 and 1,006,285,037 shares issued and outstanding at June 30, 2009 and Sept.30, 2009 respectively	8,704,198	10,062,850
Additional paid in capital	172,861,427	173,829,801
Deficit accumulated during development stage	(186,791,819)	(187,188,761)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	$(5,234,167)	$(3,304,083)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,489,487	$5,712,106

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

			Date of
	For the Three Months ended Ended		Inception to
	Sept 30,		Sept 30,
	2008	2009	2009

REVENUES	$6,266	$51,837	$22,800,455
COSTS AND EXPENSES
Cost of Sales	0	0	16,424,692
Research and Development (including non-cash stock related charges of $93,600, $0 and $2,503,719 for the three months ended Sept 30, 2008, 2009 and inception to date respectively)	387,676	514,326	60,730,499
General and Administrative (including non-cash stock related charges of $5,511,950, $0 and $67,844,914 for the three months ended Sept 30, 2008, 2009 and inception to date respectively)	6,239,260	420,824	119,446,777
Depreciation and Amortization	13,483	5,285	3,309,449
TOTAL COSTS AND EXPENSES	6,640,419	940,435	$199,911,417
LOSS FROM OPERATIONS	(6,634,153)	(888,598)	(177,110,962)
OTHER INCOME (EXPENSE)
Interest (Expense), net	(39,053)	(680,700)	(2,384,540)
Reparation, Impairment and Other (Expense) net	(198,372)	4,284	(8,506,423)
Change in Derivative Value and Debt Discount	553,880	1,168,070	813,164
TOTAL OTHER INCOME (EXPENSE)	316,455	491,654	(10,077,799)
NET (LOSS)	($6,317,698)	($396,944)	$(187,188,761)
LOSS PER COMMON SHARE, basic and \diluted	($0.01)	($0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	452,895,360	934,821,600

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders' Deficit For The Three Months Ended September 30, 2009
(unaudited)

	Common Stock
	Shares	$.01 Par Value	Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Total Shareholders' (Deficit) Equity
Balance July 1, 2009	870,419,882	$8,704,198	$(7,973)	$172,861,427	$(186,791,819)	$(5,234,167)
Conversions of Convertible Debentures plus accrued interest	82,531,821	825,318	-	452,432	-	1,277,750
Conversions of Accounts Payable	26,666,667	266,667	-	(66,667)	-	200,000
Issuance of common stock in private placements net of offering cost ($20,000)	26,666,667	266,667	-	(86,667)	-	180,000
Beneficial Conversion feature of Officers' Notes Payable and conversion of accounts payable	-	-	-	669,276	-	669,276
Net Loss for the Three Months Ended September 30, 2009	-	-	-	-	(396,944)	(396,944)
Balance September 30, 2009	1,006,285,037	$10,062,850	$(7,973)	$173,829,801	$(187,188,763)	$(3,304,085)

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			October 2, 1996
	For Three Months Ended		(Date of Inception)
	Sept 30,	Sept 30,	To Sept 30,
	2008	2009	2009

Cash Flow From Operating Activities:
Net Income (Loss)	($6,317,698)	($396,944)	(187,188,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,307	8,198	7,408,498
(Gain) loss on debt extinguishments	-	-	(937,370)
Non-cash charges relating to issuance of common stock, common stock options and warrants	5,605,550	-	70,217,431
Reparation charges	216,689	-	8,228,734
Derivative Value and Debt Discount charges	(553,880)	(1,168,070)	(163,013)
Write off of Granita Inventory/Sovereign Investment	-		615,910
Other non cash charges including amortization of deferred compensation and beneficial conversion interest expense	-	669,276	2,712,901
Changes in assets and liabilities:
Accounts receivable	(6,266)	22,872	404,683
Inventories	-	-	(510,471)
Prepaid expenses and Other current assets	82,395	5,489	(67,086)
Other		-	906,535
Accounts payable, Accrued expenses, Deferred revenue	58,123	(99,733)	8,210,148
Due to/from related parties			-
Microphase / Janifast//Lintel	-	(118,045)	5,391,842
Officers and Other	20,836	179,114	1,890,471
Net cash used in operating activities	($853,944)	($897,843)	($82,879,548)
Cash Flow from Investing Activities:
Payments related to patents and licensing rights	-	-	(450,780)
Purchase of fixed assets	-	(15,000)	(3,302,560)
Investment in Sovereign	-	-	(110,000)
Net Cash (used) in investing activities	$0	($15,000)	($3,863,340)
Cash Flow from Financing Activities:
Proceeds from issuance of common stock, exercises warrants and finders fees, net	180,000	180,000	- 82,878,879
Payments of short term notes			(1,281,552)
Advances from Microphase			347,840
Issuance of Convertible Debentures			266,500
Net Proceeds (Repayment) from notes payable related parties			234,516
Proceeds under securities purchase agreements (note 4)	700,000	1,500,000	4,650,000
Sale of minority interest in Granita subsidiary			514,000
Repurchase of treasury stock at cost			-
Net cash provided by financing activities	$880,000	$1,680,000	$87,610,183
Net increase in cash	$26,056	$767,157	$867,295
CASH AND CASH EQUIVALENTS, beginning of period	15,533	100,138
CASH AND CASH EQUIVALENTS, end of period	$41,589	$867,295	$867,295

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

MATERIAL EQUITY INSTRUMENTS

The Company has material equity instruments including Convertible Debentures and Convertible Notes which are accounted for as Derivative liabilities and options and warrants that are evaluated quarterly for potential reclassification as liabilities pursuant to EITF 00-19 (SEE ALSO NOTE 4-“Equity Transactions and Convertible Debt” …under the captions.. “Derivative Financial Instruments” and “Other Equity”).

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

2 SUPPLEMENTAL CASH FLOW INFORMATION

For the three months ended September 30,

	2008	2009

Interest Accrued Unpaid	$39,053	$39,972
Non Cash Investing and Financing Activities: Stock issued in settlement of accounts payable and accrued expenses	$0	$200,000
Conversion of convertible debt and accrued interest	$615,000	$1,277,500
Beneficial Conversion of Officer's Notes and Conversion of Accounts Payable	$-	$669,276
Convertible Debt issued for Notes Receivable	$-	$2,800,000

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

COMPANY PREFERENCE

Other Equity

During the quarters ended September 30, 2008 and 2009 the Company reevaluated warrants to purchase 13,104,168 shares at fixed prices ranging from $.05 to $.14 per share originally issued during Fiscal Year Ended June 30, 2008 pursuant to EITF-0019, such reevaluation was to review if the Company should record an additional Derivative Liability which would be recordable if the other convertible instruments the Company has outstanding; primarily the Convertible Debentures discussed above; would limit or prevent the Company from honoring the conversion of these fixed price warrants during their contract term. The evaluation was performed on a contact by contract basis to equity instruments subject to ETIF-0019; namely warrants discussed above and the Convertible Denture agreements. The Company utilized a sequencing method prescribed by ETIF-0019 whereby share issuances were first applied to the instrument having the latest maturity date first. The Company determined it unnecessary to record an additional Derivative Liability for the fixed price warrants at September 30, 2008 and 2009.

COMPANY ALTERNATIVE-PRO-RATA BASIS

Other Equity

During the quarters ended September 30, 2008 and 2009 the Company reevaluated warrants to purchase 13,104,168 shares at fixed prices ranging from $.05 to $.14 per share originally issued during Fiscal Year Ended June 30, 2008 pursuant to EITF-0019, such reevaluation was to review if the Company should record an additional Derivative Liability which would be recordable if the other convertible instruments the Company has outstanding; primarily the Convertible Debentures discussed above; would limit or prevent the Company from honoring the conversion of these fixed price warrants during their contract term. This evaluation was performed on a contract by contract basis; applying shares available for issuance on a pro-rata basis between (i) fixed price warrants issued subsequent to December, 2007 and (ii) the Company’s Convertible debt agreements. The Company determined it unnecessary to record an additional Derivative Liability for the fixed price warrants at September 30, 2008 and 2009.

14

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") participated in and supervised the evaluation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the "Exchange Act"). Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our management has concluded, as of the end of the period covered by this report, September 30, 2009, that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms.

The Company has made changes in our internal control over financial reporting during the quarter ended September 30, 2009, noted below, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting and improve potential weaknesses as stated in our annual report (10-K).
Changes in Internal Control over Financial Reporting

As described fully in the Company’s Form 10-K for the period ended June 30, 2009 under Item 8A, Management's Report on Internal Control over Financial Reporting, our management had identified and reported a material weakness in our internal control over financial reporting. We noted a condition which management considered to be a reportable condition existed because of the Company’s lack of sufficient resources of accounting personnel with an appropriate level of knowledge and experience commensurate with the increasingly expanding financial reporting requirements of the Company, in both scope and complexity, as promulgated by SEC and generally accepted accounting principles (GAAP).

During the quarter ended September 30, 2009, the Company identified areas it considered required strengthening in its internal control and what steps would be implemented to satisfy the needed areas of improvement. Specifically the Company needed to increase its internal capability to compute and accurately monitor the value of its derivative liabilities and associated accounting for convertible debentures and the Company needed to increase its ability to monitor outstanding stock options and stock warrants. The Company hired, on a contract basis, an interim controller to compute and assist the Company in its accounting for convertible debentures and associated derivative liabilities, debt discount and changes in derivative values. The Company also required its transfer agent to update its records quarterly regarding expiring options and warrants. These steps were implemented during the quarter and utilized in the preparation of the current filing.

As a result of the steps we implemented to remedy the material weakness, our Chief Executive and Chief Financial Officers have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective, and the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operation and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

Management concluded that the Company did maintain an effective level of internal control over financial reporting as of September 30, 2009.

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

mPHASE TECHNOLOGIES, INC.

Dated: April 16, 2010	By:/s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President
Chief Financial Officer and
General Counsel