Form 10-Q/A
period 2009-12-31
MPHASE TECHNOLOGIES INC
filed 2010-04-19
CIK 825322

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

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

			Date of
	For the Three Months ended		Inception to
	Dec 31,		Dec 31,
	2008	2009	2009

REVENUES	$44,857	$34,537	$22,834,992

COSTS AND EXPENSES
Cost of Sales	0	0	16,424,692

Research and Development (including non-cash stock related charges of $0, $0 and $2,503,719 for the three months ended Dec. 31, 2008, 2009 and inception to date respectively)	215,620	579,247	61,309,746
General and Administrative (including non-cash stock related charges of $0, $43,050 and $67,887,964 for the three months ended Dec. 31, 2008, 2009 and inception to date respectively)	499,725	489,232	119,936,009
Depreciation and Amortization	12,642	7,286	3,316,735
TOTAL COSTS AND EXPENSES	727,987	1,075,765	$200,987,182
LOSS FROM OPERATIONS	(683,130)	(1,041,228)	(178,152,190)
OTHER INCOME (EXPENSE)
Interest (Expense), net	(61,650)	(42,116)	(2,426,656)
Reparation, Impairment and Other (Expense) net	0	(35,530)	(8,541,953)
Change in Derivative Value and Debt Discount	(1,844,571)	(2,381,263)	(2,574,299)
TOTAL OTHER INCOME (EXPENSE)	(1,906,221)	(2,458,909)	(13,542,908)
NET (LOSS)	($2,589,351)	($3,500,137)	$(191,695,098)
LOSS PER COMMON SHARE, basic and diluted	($0.01)	($0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	486,056,567	1,025,537,377

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - mPhase Technologies, Inc. (the "Company") was organized on October 2, 1996 and is in the development stage, as defined by FASB ASC 915 "Development Stage Entities." The Company's present activities are focused on microfluidics, microelectromechanical systems (MEMS) and nanotechnology. Since mPhase is in the development stage, the accompanying consolidated financial statements should not be regarded as typical for normal operating periods.

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2009.

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

3. RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase's President, Chief Operating Officer and Chairman of the Board of the Company are also officers of Microphase and mPhase's President and Chairman of the Board is a shareholder of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services were $5,000 per month and were changed to $3,000 in July of 2008. In addition, Microphase also charges fees for specific projects on a project-by-project basis. During the six months ended December 31, 2008 and 2009 and from inception (October 2, 1996), $28,961, $144,846 and $9,520,325, respectively, have been charged to expense.

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

4. EQUITY TRANSACTIONS AND CONVERTIBLE DEBT

Private Placements

During the Six Months ended December 31, 2009, the Company issued 26,666,667 shares of its common stock at $.0075 per share in private placements generating gross proceeds of $200,000 with placement costs of $20,000, netting $180,000.

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

Long Term Convertible Debentures / Note Receivable / Debt Discount

The Company currently has six separate convertible debt arrangements with independent investors outstanding at December 31, 2009. During the six months ended December 31, 2009, $1,680,725 of convertible debt and accrued interest thereon was converted into 108,506,180 shares of Common stock. These transactions are intended to provide liquidity and capital to the Company and are summarized below.

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

Derivative Value and Debt Discount

It was determined that the value of the note payable to the holder (investor) was primarily due to the favorable conversion features of the note. In accordance with FASB ASC 815-15-25-1, the conversion feature requires the bifurcation of the embedded derivative from the host document and separate reporting of the embedded conversion feature at fair value determined by a Black-Scholes calculation. The value of the agreement includes the conversion feature and the variable amount of shares that may be converted at any particular point in time. As such and under GAAP, our Balance Sheet reflects the value of the embedded conversion feature as Derivative Value and the corresponding contra account to Notes Payable called Debt Discount.

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

7. FAIR VALUE MEASUREMENTS

Effective July 1, 2008, we adopted Accounting Standards Codification ("ASC") 820-10-20, Fair Value Measurements, which provides a framework for measuring fair value under GAAP. ASC 820-10-20defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10-20 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820-10-20 also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels. Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active markets. Financial assets and liabilities valued using level 2 inputs are based primarily on quoted prices for similar assets or liabilities in active or inactive markets. For certain long-term debt, the fair value was based on present value techniques using inputs derived principally or corroborated from market data. Financial assets and liabilities using level 3 inputs were primarily valued using management’s assumptions about the assumptions market participants would utilize in pricing the asset or liability. Valuation techniques utilized to determine fair value are consistently applied.

The table below presents a reconciliation for liabilities measured at fair value on a recurring basis at December 31, 2009 and 2008:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	December	December
	31, 2009	31, 2008

	$2,380,816	$750,151
Balance at July 1

Decrease in Derivative Liability	(41,647)	(50,274)

Debt discounts	2,613,109	1,899,241

Balance at December 31	$4,952,278	$2,599,118

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

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At December 31, 2009, the carrying value of the notes payable and accrued interest was approximately $5.8 million. The JMJ Convertible Notes, which are due at various times through December 2012, yield an interest rate of 12%. Refer to Note 4 of these financial statements for more information about the Company’s notes payable.

	RRBB	EJS

Balance at July 1	750,151	750,151

Decrease in Derivative
Liability	(50,274)	(120,580

Debt discounts	1,899,241	397,153

Balance at December 31	2,599,118	1,026,724

8. SUBSEQUENT EVENTS

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

Cumulative losses, net worth and capital needs

The Company has incurred cumulative development stage losses of $191,695,098 and negative cash flow from operations of ($83,957,523) from inception through December 31, 2009. The auditors report for the fiscal year ended June 30, 2009 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". As of December 31, 2009, the Company had a negative net worth of ($6,322,666) compared to a negative net worth of ($5,234,167) as of June 30, 2009 as a result of continuing net losses. The Company has Convertible Debentures funded with JMJ Financial, Inc that should enable the Company to raise significant working capital for the next fiscal year. Draws under this facility in the current fiscal quarter ended December 31, 2009 amounted to $868,000 (accounted for as a pay-down of notes receivable) and accrued interest thereon. The Company expects to be able to receive approximately $300,000 per month through August of 2012 under its current Convertible Debentures with JMJ Financial, Inc. While the Company believes these facilities will fund short term capital needs it may from time to time need to supplement such funding.. In the longer term, we estimate that the Company will need to raise approximately $5-15 million of additional capital above the funds through June 30, 2011 in order to fund commercialization of its products. The Company does not expect to derive any material revenue from its Nanotechnology product development until the third quarter of fiscal year 2011.

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

NET INCOME AND (LOSS)

The Company recorded a net loss of $3,500,137 for the three months ended December 30, 2009 as compared to a loss of $2,589,351 for the three months ended December 31, 2008. This represents a net loss per common share of $.00 (based upon weight average shares of 1,025,537,377) and loss per share of $.01(based upon weight average shares of 486,056,567) for the three month periods ended December 31, 2009 and 2008 respectively. The increase in net loss is attributable to the significant increase in research and development expenses and non-cash charges from derivative liabilities associated with the Company’s convertible debt recorded for the three months ended December 31, 2009.

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

OTHER INCOME (EXPENSE)

Other Income and (Expense) was $(1,967,256) for the six months ended December 31, 2009, compared to income of ($2,023,066) for the comparable period ended December 31, 2008. This change is primarily due to reduction in the charges for the change in market value of Derivative Securities, net of amortization, totaling $510,798 and increase in interest expense (including beneficial conversion interest charges) totaling $622,114 offset by a reduction of reparation expenses of $167,126.

NET LOSS

The Company recorded a net loss of ($3,897,081) for the six months ended December 31, 2009, as compared to a loss of ($9,340,349) for the six months ended December 31, 2008. This represents a loss per common share of ($.00 ) for the six month period ended December 31, 2009 , as compared to a loss per common share of ($0.02) for the six months ending December 31, 2008, based upon weighted average common shares outstanding of 979,929,496 and 519,217,774, respectively. Overall, the decreased loss is a result of non cash charges related to the issuance of common stock and the decrease in cost associated with convertible debt securities. This is offset in part by the suspension of development of the IPTV business segment and a significant reduction in personnel expense.

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

MATERIAL RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase's President, Chief Operating Officer and Chairman of the Board of the Company are also officers of Microphase and mPhase's President and Chairman of the Board is a shareholder of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services were $5,000 per month and were changed to $3,000 in July 2008. In addition, Microphase also charges fees for specific projects on a project-by-project basis. During the six months ended December 31, 2008 and 2009 and from inception (October 2, 1996) through December 31, 2009, $28,961, 144,846, and 9,520,325 respectively, have been charged to expense.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative development stage losses of ($191,695,098) and negative cash flow from operations of ($83,957,523). The auditors report for the fiscal year ended June 30, 2009 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". As of December 31, 2009, the Company had a negative net worth of ($6,322,666) compared to a negative net worth of ($5,234,167) as of June 30, 2009 as a result of continuing net losses. The Company has convertible debt outstanding that is subject to additional funding which potentially allows the Company access to additional funding of approximately $6.6 million Such facilities should enable the Company to raise significant working capital for the next fiscal year. Draws under these arrangements for the six months December 31, 2009 amounted to $2,236,000 . While the Company believes these facilities will fund short term capital needs it may from time to time need to supplement such funding. In the longer term, we estimate that the Company may need to raise approximately $5 million of additional capital above the funds anticipated from the note receivable. Such monies would be necessary primarily to roll-out its Emergency Flashlight produce and fund future expenditures for commercialization of its SmartBattery products. The Company does not expect to derive any material revenue from its Nanotechnology product development until the first quarter of fiscal year 2010.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company may be involved in legal actions in the ordinary course of business.

normal course of business.

ITEM 2. CHANGES IN SECURITIES

Private Placements

During the Six Months ended December 31, 2009, the Company issued 26,666,667 shares of its common stock at $.0075 per share in private placements generating gross proceeds of $200,000 with placement costs of $20,000, netting $180,000.

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