Form 10-K/A
period 2009-06-30
MPHASE TECHNOLOGIES INC
filed 2010-04-22
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Explanatory Note

This Form 10-K/A (Amendment No.2)  is being filed for the purpose of restating the financial statements for the fiscal years ended June 30, 2008 and 2009 as contained in the Company's Form 10-K filed with the U.S. Securities and Exchange Commission on October 7, 2009. The restatement involves reclassifying certain equity instruments out of additional paid in capital into other contingent liabilities for free standing warrants to issue shares at a fixed price as such warrants were issued subsequent to the Company entering into Convertible Debenture agreements which have features that may result in the obligation to issue shares in excess of authorized shares available. The contingent liability was recorded at the fair market value at the issuance date of the free standing warrants and recalculated at June 30, 2008 and again September 30, 2008, on the quarterly measurement date, with the net change in the contingent liability credited to the change in derivative value in the Consolidated Statement of Operations for each period in accordance with EITF 00-19. The restatements decrease the Net Loss for the fourth quarter and for the fiscal year ended June 30, 2008 by $572,900, as well as increase total liabilities and Total Stockholders' Deficit at June, 30 2008 by $433,300. The restatements decrease the Net Loss for the first quarter and for the fiscal year ended June 30, 2009 by $433,300.

As discussed in the footnote to the financial, the contingent liability was recorded at the fair market value at the issuance date of the free standing warrants and recalculated  on the quarterly measurement date, with the net change in the contingent liability credited to the change in derivative value in the Consolidated Statement of Operations for each period in accordance with EITF 00-19.

In addition, the Company is also concurrently filing certain additional improvements to its disclosure in this amended Form 10K for the fiscal year ended June 30, 2009.

This form 10-K/A (Amendment No.2)  has not been updated for any events or subsequent information other than the restatements discussed above.

2

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

We have had net losses of approximately $187 million since our inception in 1996 including approximately $15.1 million and $3.4 million for the fiscal year ended June 30, 2009 and June 30, 2008, respectively and cannot be certain when or if we will ever be profitable. We expect to continue to have net losses for the foreseeable future and have a need to raise not less than $5 million in additional cash in the next 12 months through further equity private placements and existing convertible debt arrangements to continue operations. As of June 30, 2009 we have negative working capital of approximately $4.0 million and a stockholders deficit of $5.2 million. Cumulative negative cash flow from operations since inception has amounted to approximately $82.0 million

Economic support from affiliated companies has been significant.

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

a.) The conversion of $620,000 and $360,000 of liabilities due to Microphase corporation, and Janifast Ltd into 3,033,000 shares and 1,500,000 shares of stock, respectively. The value attributable to the shares was based upon the market price of the Company's common stock on the measurement date, such date was determined pursuant to EITF 00-19, as to when all the contingent terms of the conversion agreements were met, in which no gain or loss was recognized on the conversion of $980,000 of debt, and;

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

Other Equity Transactions

During the year ended, June 30, 2008, the Company issued 500,000 shares of stock, 110,000 of options and approximately 13.5 million warrants to purchase common stock valued at $346,985 to individuals and investors. In addition, it issued approximately 5.2 million shares of common stock valued at $230,927 to reflect re-pricing agreements, 1,109,200 shares were issued to pay for finders fees valued at $100,000 and issued 5,250,000 shares of common stock valued at $165,000 in connection with debt financing arrangement (see convertible debt below) The fair value of shares issued was estimated as of the date of grant using the Black-Scholes pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of ranging between 70 -81%, based on a risk-free interest rate of 2.25% and expected option life of 5 years.

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

SUMMARY OPERATING DATA
Year Ended June 30,
(in thousands except per share data)

						Cumulative from inception October 2, 1996 to
	2005	2006	2007	2008 (As Restated)	2009 (As Restated)	June 30, 2009 (As Restated)

Total revenues	$1,711	$975	$154	$113	$187	$22,749
Cost of sales	1,446	974	90	1	0	$16,425
Research and development	5,127	8,035	6,393	988	1,256	$60,216
General and administrative	6,580	11,121	8,684	4,032	9,554	$119,026
Depreciation and amortization	63	79	94	145	34	$3,304

Operating loss	(11,505)	(19,234)	(15,107)	(5,053)	(10,657)	$(176,222)
Other income (expense), net	382	(5,182)	(1,726)	1,884	(3,118)	$(8866)
Interest income (expense)	(111)	(35)	(18)	(215)	(1,321)	$(1,703)
Net loss	$(11,234)	$(24,451)	$(16,851)	$(3,384)	$(15,096)	(186,791)

Basic and diluted net loss per share	$(0.10)	$(0.12)	$(0.05)	$(0.01)	$(0.03)
Shares used in basic and diluted net loss per share	108,657,578	199,610,372	310,395,562	405,032,339	592,455,950

BALANCE SHEET DATA
in $000's

	2005	2006	2007	2008 (As Restated)	2009 (As Restated)

Cash and cash equivalents	$351	$1,360	$23	$16	$100
Working capital (deficit)	$(1,674)	$(1,093)	$(3,088)	$(3,853)	$(3,991)
Total assets	$2,232	$2,182	$1,808	$2,351	$3,489
Long-term obligations, net of current portion	$315	$0	$0	$1,595	$4,433

Total stockholders' (deficit)	$(1,618)	$(606)	$(2,754)	$(3,238)	$(5,234)

Selected Quarterly Financial Information

The statement of operations data as of the quarterly periods indicated below are derived from unaudited financial statements reviewed by Rosenberg, Rich, Baker, Berman & Company, and include all adjustments (consisting of normal recurring items) that management considers necessary for a fair presentation of the financial statements.

FISCAL 2009 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS DATA:	September 30, (As Restated)	December 31 (As Restated)	March 31,	June 30,

	(in thousands, except share amounts)
Total revenues	6	45	44	92
Costs and Expenses:
Cost of sales	-	-	-	-
Research and development	388	216	265	386
General and administrative	6,239	499	430	2,387
Depreciation and amortization	13	13	4	4
Operating loss	(6,634)	(683)	(655)	(2,685)
Interest expense, Net	(39)	(61)	(74)	(1,147)
Other Income (expense)	355	(1,845)	73	(1,702)
Net Loss	(6,318)	(2,589)	(656)	(5,534)
Basic and diluted net (loss) gain per share	(0.01)	(0.01)	-	(0.01)
Shares used in basic and diluted net loss per share	452,895,360	452,895,360	671,278,600	786,484,581

FISCAL 2008 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS DATA:	September 30,	December 31	March 31,	June 30,
				(As Restated)
	(in thousands, except share amounts)
Total revenues	$35	$61	$1	$16
Costs and Expenses:
Cost of sales	0	1	0	0
Research and development	560	285	277	(134)
General and administrative	1,497	985	576	974
Depreciation and amortization	34	81	21	9
Operating loss	(2056)	(1291)	(873)	(833)
Interest expense, Net	(12)	(38)	(145)	$(20)

Other Income (expense)	(718)	1436	(2487)	3,653

Net Loss	$(2,786)	$107	$(3,505)	$2,801
Basic and diluted net (loss) gain per share	$(0.01)	$0.00	$(0.01)	$0.00
Shares used in basic and diluted net loss per share	389,791,154	392,557,583	397,367,531	418,881,266
Includes certain reclassification from previous reported amounts

FISCAL 2007 QUARTERLY	Three months ended
STATEMENT OF OPERATIONS DATA:	September 30	December 31	March 31	June 30

	(in thousands, except share amounts)
Total revenues	$106	$15	$15	$18
Costs and Expenses:
Cost of sales	85		3	2
Research and development	1,990	1,723	1,251	1,429
General and administrative	1,962	1,405	1,645	3,672
Depreciation and amortization	22	22	23	28
Operating loss	(3,954)	(3,136)	(2,906)	(5,111)
Interest expense, Net	(4)	(8)	1	(7)
Other Income (expense)	(695)	(359)	(672)
Net Loss	$(3,958)	$(3,839)	$(3,264)	$(5,791)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Shares used in basic and diluted net loss per share	282,306,237	300,483,022	327,195,047	363,823,271

FISCAL 2006 QUARTERLY	Three months ended
STATEMENT OF OPERATIONS DATA:	September 30	December 31	March 31,	June 30,

	(in thousands, except share amounts)
Total revenues	$381	$168	$284	$142
Cost of Sales	337	135	256	246
Research and development	1,861	1,961	2,298	1,915
General and administrative	1,092	2,090	4,820	3,119
Depreciation and amortization	20	20	17	22
Operating loss	(2,929)	(4,038)	(7,107)	(5,160)
Interest expense, Net	(14)	(6)	(5)	(10)
OTHER income (EXPENSE) NET	(12)	(4,270)	(498)	(402)
Net loss	$(2,955)	$(8,314)	$(7,610)	$(5,572)

Basic and diluted net loss per share	$(.02)	$(.04)	$(.03)	$(.03

Shares used in basic and diluted net loss per share(1)	152,291,645	174,998,048	262,539,165	270,387,574

FISCAL 2005 QUARTERLY	Three months ended
STATEMENT OF OPERATIONS DATA:	September 30	December 31	March 31	June 30

	(in thousands, except share amounts)
Total revenues	$179	$296	$564	$672
Costs and Expenses:
Cost of Sales	130	245	448	623
Research and development	1,101	1,055	1,664	1,307
General and administrative	709	2,071	2,639	1,032
Depreciation and amortization	1	127	62	1

Operating loss	(1,762)	(3,203)	(4,249)	(2,291)
Interest expense, Net	(29)	(66)	(37)	21
Other Income (Expense) Net	(41)	—	(59)	482
Net loss	$(1,832)	$(3,269)	$(4,345)	$(1,788)

Basic and diluted net loss per share	$(.02)	$(.04)	$(.04)	$(.01)

Shares used in basic and diluted net loss per share(1)	89,719,962	93,388,984	120,015,504	137,719,500

FISCAL 2004 QUARTERLY	Three months ended
STATEMENT OF OPERATIONS DATA:	September 30	December 31	March 31	June 30

	(in thousands, except share amounts)
Total revenues	$2,489	$1,291	$555	$306
Costs and Expenses:
Cost of sales	2,099	1,191	484	294
Research and development	611	843	1,404	1,212
General and administrative	605	914	803	1,856
Depreciation and amortization	46	28	27	22

Operating loss	(872)	(1,685)	(2,162)	(3,078)
Interest expense, Net	(16)	(16)	(20)	(59)
Other Income (Expense) Net	23	—	(152)	278
Net Loss	$(865)	$(1,701)	$(2,334)	$(2,859)

Basic and diluted net loss per share	$(.01)	$(.02)	$(.03)	$(.03)
Shares used in basic and diluted net loss per share(1)	71,725,318	72,814,272	81,564,405	84,885,017

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

Net loss. mPhase recorded a net loss of $15,096,377 for the year ended June 30, 2009 as compared to a loss of $3,383,821 for the same period ended June 30, 2008. This represents a loss per common share of ($.03) in 2009 as compared to $(.01) in 2008, based upon weighted average common shares outstanding of 592,455,950 and 405,032,339 during the periods ending June 30, 2009 and June 30, 2008 respectively.

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

Other Income and Expense. The current FYE 2008 reflects non cash charges of $392,038 for reparations, $505,910 charges related to the impairment of Granita Inventory and net settlement income of $200,890 During the prior FYE 2007, reparation expense amounted to $1,874,020 and settlement income was $336,009.In addition, during FYE 2008, the Company realized a non-cash net gains of approximately $1,838,748 resulting from the issuance and the changes in value relative to convertible debt. Included is a gain resulting from the change in derivative value of $3,837,960 offset in part by amortization of debt discount, stock issuance cost and other charges amounting to $1,899,212 as well as a non cash interest charge of $100,000

Net loss. mPhase recorded a net loss of $3,383,821 million for the year ended June 30, 2008 as compared to a loss of $16.9 million for the same period ended June 30, 2007. This represents a loss per common share of ($.01) in 2008 as compared to $(.05) in 2007, based upon weighted average common shares outstanding of 405,032,339 and 310,395,562 during the periods ending June 30, 2008 and June 30, 2007 respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Through June 30, 2009, the Company has incurred development stage losses totaling approximately $186,791,817 and had cash and cash equivalents of $100,138. At June 30, 2009, mPhase had a working capital deficit of $3,990,645 as compared to a working capital deficit of $3,853,019 as of June 30, 2008. The Company has a Convertible Debenture equity line of credit with JMJ Financial that should enable the Company to raise $300,000 per month for the next fiscal year. Draws under this facility commenced in March of 2008. The Company believes this will be sufficient for its short-term liquidity. In the longer term, we estimate that the Company will need to raise approximately $5-10 million of additional capital above the funds anticipated from the monthly conversion by JMJ, to meet longer term liquidity needs through June 30, 2010. Such monies would be necessary primarily to fund future expenditures for commercialization of its SmartBattery products. Finally, depending upon sales and margins in fiscal year 2010, additional capital may be required to fund a portion of any growth necessary in operations.

Cash used in operating activities was $2,599,909 million during the twelve months ended June 30, 2009. During such period, the cash used by operating activities consists principally of the net loss ($15,096,377) less non cash changes related to convertible debt issued and associated changes in derivative value ($2,766,554) and the reduction of accounts payable ($275,321). These amounts are offset in part by non-cash charges related to issuance of common stock and options for services and reparation cost of $7,596,963 and $432,172 respectively.

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

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

Through June 30, 2009, the Company incurred development stage losses totaling approximately $186.8 million and at June 30, 2009 had a working capital deficit of $3,990,645. Funding in our tradition capital markets was difficult during FYE 2009. Management of the Company desired to avoid unnecessary dilution by issuing large amounts of equity at depressed prices to raise larger sums of cash. Alternatively the Company was able to enter into Convertible Debt arrangements with independent investors to provide liquidity and capital resources during the year. Such arrangements should provide the Company with approximately $300,000 per month through August of 2010. These arrangements will likely provide much of the working capital anticipated to be needed during the next FYE. In addition and from time to time during FYE 2009, the Company raised necessary working capital via bridge loans from officers. Such loans have subsequently been repaid (see notes payable to officers). The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, (3) continue its efforts to commercialize and sell and receive military grants for its SmartBattery (4) commercialize and sell its emergency flashlight containing its manually- activated reserve battery.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal year ended June 30, 2009 and the two previous fiscal years, the compensation earned by mPhase's chief executive officer and the four other executive officers, whose compensation was greater than $100,000 for services rendered in all capacities to the Company for the year ended June 30, 2009.

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

CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Report of Rosenberg Rich Baker Berman & Company	74

Report of Arthur Andersen LLP	75

Report of Schuhalter, Coughlin & Suozzo, PC	76

Consolidated Balance Sheets as of June 30, 2009 and 2008, as restated	77

Consolidated Statements of Operations for the years ended June 30, 2007, 2008 and 2009 and for the period from inception (October 2, 1996) through June 30, 2009, as restated	78

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period from inception (October 2, 1996) to June 30, 1997 and for each of the twelve years in the period ended June 30, 2009, as restated	79

Consolidated Statements of Cash Flows for the years ended June 30, 2007, 2008 and 2009 and for the period from inception (October 2, 1996) through June 30, 2009, as restated	86

Notes to Consolidated Financial Statements	87

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

As discussed in the note 14 to the consolidated financial statements, certain errors resulting in the need for reclassification of certain equity instruments and recognition of fair value adjustments during 2008 and 2009 were discovered by management of the Company during the current year. Accordingly, the 2009 and 2008 financial statements have been restated and adjustments have been made to additional paid in capital, deficit accumulated during development stage, and net loss as of and for the years ended June 30, 2008 though June 30, 2009 as a result of these corrections.

/s/Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

September 25, 2009, except as to Note 14
 as to which date is April 20, 2010

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

Schuhalter, Coughlin & Suozzo, PC
Raritan, New Jersey

January 28, 1999

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	June 30,
	2008 (As Restated)	2009 (As Restated)

ASSETS
CURRENT ASSETS
Cash	$15,533	$100,138
Accounts receivable	4,000	46,065
Prepaid and other current assets	121,882	153,636

Total Current Assets	141,415	299,839

Property and equipment, net	149,418	39,648
Note receivable and related interest	1,950,000	3,150,000
Investment in Sovereign	110,000	0

TOTAL ASSETS	$2,350,833	$3,489,487

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,076,965	$1,864,956
Accrued expenses	388,444	482,388
Due to related parties	1,030,167	369,920
Notes payable, related parties	204,038	1,332,400
Short term notes	240,820	240,820
Convertible debt	54,000	0

TOTAL CURRENT LIABILITIES	$3,994,434	$4,290,484

Convertible debt derivative liability	750,151	2,380,816
Convertible debentures net of discount of $2,953,899 and $1,385,395 at June 30, 2008 & 2009 respectively	411,101	2,052,355
Contingent Liability-other equity instruments	433,300	-

TOTAL LIABILITIES	$5,588,986	$8,723,655

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, par value $.01, 2,000,000,000 shares authorized 440,395,000 and 870,419,882 shares issued and outstanding at June 30, 2008 and 2009 respectively	4,403,950	8,704,197
Additional paid in capital	164,061,310	172,861,427
Deficit accumulated during development stage	(171,695,440)	(186,791,819)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)

TOTAL STOCKHOLDERS' DEFICIT	$(3,238,153)	$(5,234,168)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,350,833	$3,489,487

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations

		For the FYE June 30,		Date of Inception to June 30,
	2007	2008	2009	2009
		(As Restated)	(As Restated)	(As Restated)

REVENUES	$153,504	$112,928	$186,579	$22,748,618

COSTS AND EXPENSES
Cost of Sales	89,802	949	0	16,424,692
Research and Development (including non-cash stock related charges of $92,600, $0, $93,600 and $2,503,719 for FYE 2007,2008 & 2009 and inception to date respectively)	6,393,215	988,091	1,255,665	60,216,173

General and Administrative (including non-cash stock related charges of $3,448,785, $564,878, $7,503,367 and $69,836,331 for FYE 2007,2008 & 2009 and inception to date respectively)	8,684,053	4,031,618	9,554,190	119,025,953
Depreciation and Amortization	93,855	145,331	33,976	3,304,164

TOTAL COSTS AND EXPENSES	15,260,925	5,165,989	10,843,831	198,970,982

LOSS FROM OPERATIONS	$(15,107,421)	$(5,053,061)	$(10,657,252)	$(176,222,364)

OTHER INCOME (EXPENSE)
Interest (Expense)	(18,310)	(214,878)	(1,320,511)	(1,703,840)
Net Reparation, Impairment and Other Income (Expense)	(1,725,831)	(527,530)	(352,060)	(8,510,707)
Net Charges related to Convertible Debt	0	2,411,648	(2,766,554)	(354,906)

TOTAL OTHER INCOME (EXPENSE)	$(1,744,141)	$1,669,240	$(4,439,125)	$(11,569,453)

NET LOSS	$(16,851,562)	$(3,383,821)	$(15,096,377)	$(186,791,817)

LOSS PER COMMON SHARE, basic and diluted	$(0.05)	$(0.01)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	310,395,562	405,032,339	592,455,950

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
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE TWELVE YEARS IN THE PERIOD ENDED JUNE 30, 2009
AS RESTATED

							Total
				Additional Paid			Shareholders
		$.01 Par	Treasury	in	Deferred	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Compensation	Deficit	Equity
Balance June 30, 2007	387,846,004	$3,878,460	($7,973)	$162,100,718	($414,084)	($168,311,619)	($2,754,498)
Issuance of common stock in private placements net of $116,253 offering cost	24,600,000	$246,000		$898,247			$1,144,247
Exercise of Warrants net of Offering Cost $72,222	11,111,113	$111,111		$538,889			$650,000
Contingent liability recorded on warrant exercise above				(1,006,200)			(1,006,200)
Common shares in settlement of accrued expenses	1,019,200	$10,192		$89,808			$100,000
Issuance of additional shares effect repricing	4,663,741	$46,637		$345,401			$392,038
Stock options/ warrants awarded to employees and investors				$85,682			$85,682
Stock based compensation	1,000,000	10,000		$90,192			$100,192
Amortization of deferred stock compensation					414,084		$414,084
Investment in Granita				$514,000			$514,000
Conversion of debt	4,904,942	$49,050		$192,073			$241,123
Cost related to convertible debt financing	5,250,000	$52,500		$212,500			$265,000
Net Loss						($3,383,821)	($3,383,821)
Balance June,30, 2008	440,395,000	$4,403,950	($7,973)	$164,061,310	0	($171,695,440)	($3,238,153)

The accompanying notes are an integral part of these Consolidated Financial Statements.

mPHASE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE TWELVE YEARS IN THE PERIOD ENDED JUNE 30, 2009
AS RESTATED

						Total
				Additional		Shareholders
		$.01 Par	Treasury	Paid in	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Deficit	Equity
Balance June 30, 2008	440,395,000	$4,403,950	($7,973)	$164,061,310	($171,695,440)	($3,238,153)
Issuance of common stock in private
placements net of offering cost ($80,000)	72,333,333	$723,333		($3,333)		$720,000
Issuance of additional shares effect
repricing	19,522,000	$195,220		$236,952		$432,172
Stock options/ warrants awarded to
employees and investors				$4,071,348		$4,071,348
Stock based compensation	61,750,000	$617,500		$2,908,115		$3,525,615
Vendor settlements	(1,926,470)	($19,265)		$19,265		$0
Beneficial Conversion feature of Notes
Payable, including $914,060 on Officers'
Notes Payable				$1,028,560		$1,028,560
Forgiveness of related party debt				$19,336		$19,336

Conversion of debt securities and interest	278,346,019	$2,783,459		$519,874		$3,303,333
Net Loss					($15,096,379)	($15,096,379)

Balance June 30, 2009	870,419,882	$8,704,197	($7,973)	$172,861,427	($186,791,817)	($5,234,168)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

				October 2, 1996
		Fiscal Year Ended		(Date of Inception)
	June 30,	June 30,	June 30,	To June 30,
	2007	2008	2009	2009
		(As Restated)	(As Restated)	(As Restated)
Cash Flow From Operating Activities:
Net Loss	($16,851,562)	($3,383,821)	($15,096,377)	($186,791,817)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	218,237	246,355	117,943	7,400,300
(Gain) loss on debt extinguishments			(165,154)	(937,370)
Non-cash charges relating to issuance of common stock,
common stock options and warrants	3,363,218	185,874	7,596,963	70,217,431
Reparation charges	1,874,020	392,038	432,172	8,228,734
Derivative Value and Debt Discount charges		(1,761,497)	2,766,554	1,005,057

Write off of Granita Inventory/ Sovereign Investment		505,910	110,000	615,910
Other non cash charges including amortization of
deferred compensation and beneficial conversion interest
expense	213,166	414,084	1,028,560	2,043,625
Changes in assets and liabilities:
Accounts receivable	104,276	(2,039)	(42,065)	381,811
Inventories	(344,640)	0		(510,471)
Prepaid expenses and Other current assets	(325,808)	320,703	(31,754)	(72,575)
Other				906,535

Accounts payable, Accrued expenses, Deferred revenue	2,084,440	(746,694)	275,321	8,309,881
Due to/from related parties
Microphase / Janifast//Lintel	73,742	(249,835)	131,824	5,509,887
Officers and Other	528,100	427,597	276,104	1,711,357
Net cash used in operating activities	($9,062,811)	($3,651,325)	($2,599,909)	($81,981,704)

Cash Flow from Investing Activities:
Payments related to patents and licensing rights		-		(450,780)
Purchase of fixed assets	(114,480)	(61,832)	(8,173)	(3,287,560)
Investment in Sovereign		(110,000)		(110,000)
Net Cash (used) in investing activities	($114,480)	($171,832)	($8,173)	($3,848,340)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock,
exercises warrants and finders fees, net	7,761,037	2,294,247	720,000	82,698,879
Payments of short term notes	(241,418)	(379,848)		(1,281,552)
Advances from Microphase				347,840
Issuance of Other Debt		154,000	112,500	266,500
Net Proceeds (Repayment) from notes payable related parties	321,000	(116,962)	60,187	234,516
Proceeds from the collection of Notes Receivable under securities purchase agreements		1,350,000	1,800,000	3,150,000
Sale of minority interest in Granita subsidiary		514,000		514,000
Net cash provided by financing activities	$7,840,619	$3,815,437	$2,692,687	$85,930,183

Net increase (decrease) in cash	($1,336,672)	($7,720)	$84,605	$100,138
CASH AND CASH EQUIVALENTS, beginning of period	$1,359,925	$23,253	$15,533	0

CASH AND CASH EQUIVALENTS, end of period	$23,253	$15,533	$100,138	$100,138

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

2. LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

Through June 30, 2009, the Company incurred development stage losses totaling approximately $187 million and at June 30, 2009 had a working capital deficit of $3,990,645. Funding in our tradition capital markets was difficult during FYE 2008.and 2009.

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

RESEARCH AND DEVELOPMENT

Research and Development cost are charged to operations when incurred. The amounts charged to expense for the years ended 2007, 2008, 2009 and inception to date were, $6,393,215, $988,091, $1,255,665 and $60,216,173 respectively.

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

BUSINESS CONCENTRATIONS AND CREDIT RISK

To date the Company's products have been sold to a limited number of customers, primarily in the telecommunications and defense industry. The Company had revenue from two customers of 48% and 22% during the fiscal year ended June 30, 2007. During the years ended June 30, 2008 and 2009 all revenue is attributable to research contracts with the US Army.

Throughout the year, cash may exceed FDIC insured limits. The Company maintains cash balances at financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances exceeded FDIC insured limits at times throughout the years ended June 30, 2008 and 2009.

MATERIAL EQUITY INSTRUMENTS

The Company has material equity instruments including Convertible Debentures and Convertible Notes that are accounted for as Derivative liabilities (SEE BELOW) and options and warrants that are evaluated quarterly for potential reclassification as liabilities pursuant to EITF 00-19 (SEE ALSO NOTE 8 "Stockholders Equity" under the caption "Other Equity").

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

3. SUPPLEMENTAL CASH FLOW INFORMATION

For the FYE June 30,	2007	2008	2009

Non Cash Investing and Financing Activities:
Interest Paid (net interest income)	$18,310	$214,878	$20,054
Assumption of Sovereign Debt		$110,000	$0
Stock issued (canceled) in settlement of accrued expenses		$100,000	$(175,000)
Vendor debt into equity	$991,709	$0	$0
Conversion of related party obligations to notes payable			$1,068,338
Convertible Debt issued for Notes Receivable		$3,300,000	$3,000,000
Conversion of Convertible Debt and Related Expenses		$241,123	$3,303,333
Forgiveness of related party debt.	$-	$-	$19,336
Reversal of accrued expenses in settlement of litigation with Magpie Telecom Insiders, Inc.			$175,000

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

A summary of our arrangements is as follows:

Arrangement #1 (Golden Gate Investors)

In December, 2007, the Company received proceeds of $500,000 under a Securities Purchase Agreement. This transaction involves three related agreements: 1) A Securities Purchase Agreement, dated as of December 11, 2007, which may under certain circumstances permitted the Company to draw up to $1.5 million of funds; 2) A Convertible Debenture in the amount of $1.5 million, with an interest rate of 7 ¼% and a maturity date of December 11, 2010 and 3) A Secured Note Receivable in the amount of $1.0 million, with an interest rate of 8 ¼ % and a maturity date of February 1, 2011 due from the same parties who are the holders of the Convertible Debentures. In March of 2009, by mutual consent of the parties, the Securities Purchase Agreement was terminated. Total draws under this facility were $1.5 million.

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

During FYE 2009, $614,209 of such debt and related interest was converted into 60,536,482 shares of common stock. As of June 30, 2009 all debt had been converted and no further obligation exist by either party.

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

During FYE 2009 no cash was exchanged nor was any debt converted relative to this agreement. (See Subsequent Events). The FMV addition to this debt as of FYE 2009 was $307,899.

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

During the Fiscal Year Ended June 30, 2008 the following transactions impacted stockholders equity

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

Reparations

During the Year ended June 30, 2008 the Company issued certain shares to effect re-pricing of prior private placements and to induce new investments as summarized of the following table:

MPHASE TECHNOLOGIES, INC.
REPARATIONS
FYE JUNE 30, 2008
						NEW	ISSUANCE OF		REPARATION
		REPARATION		PRIOR	NEW	INVESTMENT	REPLACEMENT		EXPENSE
DATE		SHARES	VALUE	INVESTMENT	INVESTMENT	SHARES	WARRANTS	VALUE	TOTAL

9/30/07	INVESTOR 1	1,349,842	$146,204	$1,026,723	$100,000	1,000,000			$146,204
9/30/07	INVESTOR 2	444,444	$22,222	$100,000	$50,000	500,000			$22,222
12/31/07	INVESTOR 3	792,857	$30,778	$55,000	$24,500	350,000			$30,778
4/8/08	INVESTOR 4	576,598	$31,719	$288,000	$85,000	1,700,000			$31,719
4/1/08		0					11,111,112	$161,115	$161,115
	TOTALS	3,163,741	$230,923	$1,489,723	$369,500	3,550,000	11,111,112	$161,115	$392,038
					INCLUDED IN CURRENT		EST VALUE OF WARRANT CHANGE IN
					YEAR PRIVATE		VALUE; NEW WARRANT AT $.14 14
						PLACEMENTS

During the Fiscal Year Ending June 30, 2009 the reparation expense consisted of the following:
						NEW	ISSUANCE OF
		REPARATION	VALUE	PRIOR	NEW	INVESTMENT	REPLACEMENT
DATE		SHARES	SHARES	INVESTMENT	INVESTMENT		WARRANTS	VALUE	TOTAL

9/30/08	INVESTOR 1	3,862,000	$216,689	$1,000,000	200,000	4,000,000	0	0	$216,689
3/25/09	INVESTOR 2	7,660,000	$99,483	$520,000	150,000	15,000,000	0	0	$99,483
4/15/09	INVESTOR 3**	1,000,000	$12,000	$1,126,723	0	0	0	0	$12,000
5/15/09	INVESTOR 3**	1,000,000	$20,000	$-	0	0	0	0	$20,000
6/15/09	INVESTOR 3**	1,000,000	$20,000	$-	0	0	0	0	$20,000
6/29/09	INVESTOR 4	5,000,000	$64,000	$250,000	50,000	5,000,000	0	0	$64,000

	TOTALS	19,522,000	$432,172	$2,896,723	$400,000	24,000,000	0	0	$432,172

	**INVESTOR	3,000,000	52,000
	REPARATION OF PRIOR INVESTMENTS TO EXTEND CURRENT UNSECURED LOAN

BENEFICIAL CONVERSION FEATURE

In April 2009, the Board of Directors authorized the right for the Officers' to convert into shares of the Company's common stock Officers' loans discussed in Note 9, plus accrued interest thereon, at any time for the next five years providing such shares are issued, outstanding and available, at a conversion price of $.0075. The officers' notes plus accrued interest is convertible into approximately 195,465,654 shares of the Company's common stock based upon the conversion terms at June 30, 2009.

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

During the years ended June 30, 2008 and 2009 the Company reevaluated warrants to purchase 13,104,168 shares at fixed prices ranging from $.05 to $.14 per share originally issued during Fiscal Year Ended June 30, 2008 pursuant to EITF 00-19, such reevaluation was to review if the Company should record an additional Derivative Liability which would be recordable if the other convertible instruments the Company has outstanding; primarily the Convertible Debentures discussed above; would limit or prevent the Company from honoring the conversion of these fixed price warrants during their contract term. The evaluation was performed on a contract by contract basis to equity instruments subject to EITF 00-19; namely warrants discussed above and the Convertible Debenture agreements. The Company utilized a sequencing method prescribed by EITF 00-19.

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

The table below presents a reconciliation for liabilities measured at fair value on a recurring basis at June 30, 2009 and 2008:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	June 30, 2009	June 30, 2008

	$1,183,451	$0
Balance at July 1, 2008 and 2007

Increase(Decrease) in Derivative and Contingent Liability	(249,058)	2,818,149

Debt discounts	1,446,423	(1,634,698)

Balance at June 30, 2009 and 2008	$2,380,816	$1,183,451

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

NOTE 14. RESTATEMENT OF RESULTS

The restatement involves reclassifying certain equity instruments out of additional paid in capital into other contingent liabilities for free standing warrants to issue shares at a fixed price as such warrants were issued subsequent to the Company entering into Convertible Debenture agreements which have features that may result in the obligation to issue shares in excess of authorized shares available. The contingent liability was recorded at the fair market value at the issuance date of the free standing warrants and recalculated at June 30, 2008 and again at September 30, 2008, on the quarterly measurement date, with the net change in the contingent liability credited to the change in derivative value in the Consolidated Statement of Operations for each period in accordance with EITF 00-19. The restatements decrease the Net Loss for the fourth quarter and for the fiscal year ended June 30, 2008 by $572,900, as well as increase total liabilities and Total Stockholders' Deficit at June, 30 2008 by $433,300. The restatements decrease the Net Loss for the first quarter and for the fiscal year ended June 30, 2009 by $433,300.

As discussed in the footnote to the financial, the contingent liability was recorded at the fair market value at the issuance date of the free standing warrants and recalculated on the quarterly measurement date, with the net change in the contingent liability credited to the change in derivative value in the Consolidated Statement of Operations for each period in accordance with EITF 00-19 resulting in the following restatement to the financial captions listed below:

	June 30,	June 30,	June 30,	June 30,
Consolidated Balance Sheets	2008	2008	2009	2009
	as originally	as	as originally	as
	reported	restated	reported	restated

Contingent liabilities	$-	$433,300	$-	$-
Total Liabilties	$5,155,686	$5,588,986	$8,723,655	$8,723,655
Additional paid in capital	$165,067,510	$164,061,310	$173,867,627	$172,861,427
Deficit accumulated during development stage	$(172,268,340)	$(171,695,440)	$(187,798,019)	$(186,791,819)
TOTAL STOCKHOLDERS' DEFICIT	$(2,804,853)	$(3,238,153)	$(5,234,168)	$(5,234,168)

Consolidated Statements of Operations

Other Income (Expense)	$1,096,340	$1,669,240	$(4,872,425)	$(4,439,125)
Net (Loss)	$(3,956,721)	$(3,383,821)	$(15,529,677)	$(15,096,377)
Loss per Share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

In addition, the Company expanded its disclosure with respect to Converted Debentures, Certain equity instruments and Notes Receivable.

SCHEDULE II

ITEM 14B. VALUATION AND QUALIFYING ACCOUNTS

No material Accounts exists.

SIGNATURES

          Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: April 21, 2010	By:	/s/ RONALD A. DURANDO

Ronald A. Durando
President, CEO

          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Ronald A. Durando, Chief Executive Officer, Director	April 21, 2010

Gustave T. Dotoli, Chief Operating Officer, Director	April 21, 2010

Martin S. Smiley, EVP, Chief Financial Officer, and General Counsel, Director	April 21, 2010

Anthony Guerino, Director	April 21, 2010

Abraham Biderman, Director	April 21, 2010

Victor Lawrence, Director	April 21, 2010