Form 10-Q/A
period 2009-09-30
MPHASE TECHNOLOGIES INC
filed 2010-04-22
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

Explanatory Note

This Form 10-Q/A (2) is being filed for the purpose of restating those financial statements contained herein affected by the restatement of the financial statements for fiscal years ended June 30, 2008 and 2009 as originally contained in the Company's Form 10-K filed with the U.S. Securities and Exchange Commission on October 7, 2009, and restated in the Company's Form 10-K/A (2) filed with the U.S. Securities and Exchange Commission on April 21, 2010. The restatement involves reclassifying certain equity instruments out of additional paid in capital into other contingent liabilities for free standing warrants to issue shares at a fixed price as such warrants were issued subsequent to the Company entering into Convertible Debenture agreements which have features that may result in the obligation to issue shares in excess of authorized shares available. The contingent liability was recorded at the fair market value at the issuance date of the free standing warrants and recalculated at June 30, 2008 and again at September 30, 2008, on the quarterly measurement date, with the net change in the contingent liability credited to the change in derivative value in the Consolidated Statement of Operations for each period in accordance with EITF – 0019. The restatements decrease the Net Loss for the fourth quarter and for the fiscal year ended June 30, 2008 by $572,900, as well as increase total liabilities and Total Stockholders’ Deficit at June, 30 2008 by $433,300. The restatements decrease the Net Loss for the first quarter and for the fiscal year ended June 30, 2009 by $433,300.

As discussed in the footnote to the financial, the contingent liability was recorded at the fair market value at the issuance date of the free standing warrants and recalculated on the quarterly measurement date, with the net change in the contingent liability credited to the change in derivative value in the Consolidated Statement of Operations for each period in accordance with EITF – 0019.

In addition, the Company is also concurrently filing certain additional improvements to its disclosure in this amended Form 10-Q for the quarter ended September 30, 2009.

This Form 10Q/A (2) has not been updated for any events or subsequent information other than the restatements discussed above.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	September 30,
	2009	2009
		(Unaudited)
ASSETS	(As Restated)	(As Restated)
CURRENT ASSETS
Cash	$100,138	$867,295
Accounts receivable	46,065	23,193
Prepaid and other current assets	153,636	280,149

Total Current Assets	299,839	1,170,637

Property and equipment, net	39,648	91,469
Note receivable	3,150,000	4,450,000

TOTAL ASSETS	$3,489,487	$5,712,106

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,864,956	$1,850,365
Accrued expenses	482,388	397,245
Due to related parties	369,920	51,875
Notes payable, related parties	1,332,400	1,511,514
Short term notes	240,820	240,820
Current Portion, Long term debt	-	9,419

TOTAL CURRENT LIABILITIES	$4,290,484	$4,061,238

Long term portion Equipment loan	-	35,600
Convertible debt derivative liability - (Note 4)	2,380,816	1,961,370
Convertible debentures net of discount of $1,385,395 and $2,404,019 on June 30, 2009 and Sept 30,2009 respectively (Note 4)	2,052,355	2,957,981
TOTAL LIABILITIES	$8,723,655	$9,016,189

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' DEFICIT
Common stock, par value $.01, 2,000,000,000 shares authorized 870,419,882 and 1,006,285,037 shares issued and outstanding at June 30, 2009 and Sept.30, 2009 respectively	8,704,197	10,062,850
Additional paid in capital	172,861,427	173,829,801
Deficit accumulated during development stage	(186,791,819)	(187,188,761)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	$(5,234,168)	$(3,304,083)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,489,487	$5,712,106

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

			Date of
	For the Three Months ended Ended		Inception to
	Sept 30,		Sept 30,
	2008	2009	2009
	(As Restated)		(As Restated)

REVENUES	$6,266	$51,837	$22,800,455
COSTS AND EXPENSES
Cost of Sales	0	0	16,424,692
Research and Development (including non-cash stock related charges of $93,600, $0 and $2,503,719 for the three months ended Sept 30, 2008, 2009 and inception to date respectively)	387,676	514,326	60,730,499
General and Administrative (including non-cash stock related charges of $5,511,950, $0 and $67,844,914 for the three months ended Sept 30, 2008, 2009 and inception to date respectively)	6,239,260	420,824	119,446,777
Depreciation and Amortization	13,483	5,285	3,309,449
TOTAL COSTS AND EXPENSES	6,640,419	940,435	$199,911,417
LOSS FROM OPERATIONS	(6,634,153)	(888,598)	(177,110,962)
OTHER INCOME (EXPENSE)
Interest (Expense), net	(39,053)	(680,700)	(2,384,540)
Reparation, Impairment and Other (Expense) net	(198,372)	4,284	(8,506,423)
Change in Derivative Value and Debt Discount	553,880	1,168,070	813,164
TOTAL OTHER INCOME (EXPENSE)	316,455	491,654	(10,077,799)
NET (LOSS)	($6,317,698)	($396,944)	$(187,188,761)
LOSS PER COMMON SHARE, basic and diluted	($0.01)	($0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	452,895,360	934,821,600

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders' Deficit For The Three Months Ended September 30, 2009
(unaudited)

	Common Stock
	Shares	$.01 Par Value	Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Total Shareholders' (Deficit) Equity
Balance July 1, 2009, as restated	870,419,882	$8,704,198	$(7,973)	$172,861,427	$(186,791,817)	$(5,234,168)
Conversions of Convertible Debentures plus accrued interest	82,531,821	825,318	-	452,432	-	1,277,750
Conversions of Accounts Payable	26,666,667	266,667	-	(66,667)	-	200,000
Issuance of common stock in private placements net of offering cost ($20,000)	26,666,667	266,667	-	(86,667)	-	180,000
Beneficial Conversion feature of Officers' Notes Payable and conversion of accounts payable	-	-	-	669,276	-	669,276
Net Loss for the Three Months Ended September 30, 2009	-	-	-	-	(396,944)	(396,944)
Balance September 30, 2009, as restated	1,006,285,037	$10,062,850	$(7,973)	$173,829,801	$(187,188,761)	$(3,304,083)

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			October 2, 1996
	For Three Months Ended		(Date of Inception)
	Sept 30,	Sept 30,	To Sept 30,
	2008	2009	2009
	(As Restated)		(As Restated)
Cash Flow From Operating Activities:
Net Income (Loss)	($6,317,698)	($396,944)	(187,188,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,307	8,198	7,408,498
(Gain) loss on debt extinguishments	-	-	(937,370)
Non-cash charges relating to issuance of common stock, common stock options and warrants	5,605,550	-	70,217,431
Reparation charges	216,689	-	8,228,734
Derivative Value and Debt Discount charges	(553,880)	(1,168,070)	(163,013)
Write off of Granita Inventory/Sovereign Investment	-		615,910
Other non cash charges including amortization of deferred compensation and beneficial conversion interest expense	-	669,276	2,712,901
Changes in assets and liabilities:
Accounts receivable	(6,266)	22,872	404,683
Inventories	-	-	(510,471)
Prepaid expenses and Other current assets	82,395	5,489	(67,086)
Other		-	906,535
Accounts payable, Accrued expenses, Deferred revenue	58,123	(99,733)	8,210,148
Due to/from related parties			-
Microphase / Janifast//Lintel	-	(118,045)	5,391,842
Officers and Other	20,836	179,114	1,890,471
Net cash used in operating activities	($853,944)	($897,843)	($82,879,548)
Cash Flow from Investing Activities:
Payments related to patents and licensing rights	-	-	(450,780)
Purchase of fixed assets	-	(15,000)	(3,302,560)
Investment in Sovereign	-	-	(110,000)
Net Cash (used) in investing activities	$0	($15,000)	($3,863,340)
Cash Flow from Financing Activities:
Proceeds from issuance of common stock, exercises warrants and finders fees, net	180,000	180,000	- 82,878,879
Payments of short term notes			(1,281,552)
Advances from Microphase			347,840
Issuance of Convertible Debentures			266,500
Net Proceeds (Repayment) from notes payable related parties			234,516
Proceeds from the collection of Notes Receivable under securities purchase agreements (note 4)	700,000	1,500,000	4,650,000
Sale of minority interest in Granita subsidiary			514,000
Repurchase of treasury stock at cost			-
Net cash provided by financing activities	$880,000	$1,680,000	$87,610,183
Net increase in cash	$26,056	$767,157	$867,295
CASH AND CASH EQUIVALENTS, beginning of period	15,533	100,138
CASH AND CASH EQUIVALENTS, end of period	$41,589	$867,295	$867,295

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

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ending September 30, 2009 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A (Amendment No. 2) for the year ended June 30, 2009.

Through September 30, 2009, the Company had incurred cumulative (a) development stage losses totaling $187,188,761 (b) stockholders' deficit of $3,304,083, and (c) negative cash flow from operations equal to $82,879,548. At September 30, 2009, the Company had $867,295 of cash and $23,193 of trade receivables to fund short-term working capital requirements. In addition, the Company relies on the continuation of funding under certain convertible securities agreements (See Note 4) The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

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

Other Equity

During the quarters ended September 30, 2008 and 2009 the Company reevaluated warrants to purchase 13,104,168 shares at fixed prices ranging from $.05 to $.14 per share originally issued during Fiscal Year Ended June 30, 2008 pursuant to EITF-0019, such reevaluation was to review if the Company should record an additional Derivative Liability which would be recordable if the other convertible instruments the Company has outstanding; primarily the Convertible Debentures discussed above; would limit or prevent the Company from honoring the conversion of these fixed price warrants during their contract term. The evaluation was performed on a contact by contract basis to equity instruments subject to EITF-0019; namely warrants discussed above and the Convertible Denture agreements. The Company utilized a sequencing method prescribed by EITF-0019 whereby share issuances were first applied to the instrument having the earliest inception date first.

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

The table below presents a reconciliation for liabilities measured at fair value on a recurring basis at September 30, 2009 and 2008:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	September	September
	30, 2009	30, 2008
	(As Restated)	(As Restated)
	$2,380,816	$1,183,451
Balance at July 1,
Decrease in Derivative Liability	(1,953,841)	(553,880)
Debt discounts	1,534,395	397,153
Balance at September 30,	$1,961,370	$1,026,724

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

9. RESTATEMENT OF RESULTS

The restatement involves reclassifying certain equity instruments out of additional paid in capital into other contingent liabilities for free standing warrants to issue shares at a fixed price as such warrants were issued subsequent to the Company entering into Convertible Debenture agreements which have features that may result in the obligation to issue shares in excess of authorized shares available. The contingent liability was recorded at the fair market value at the issuance date of the free standing warrants and recalculated at June 30, 2008 and again at September 30, 2008, on the quarterly measurement date, with the net change in the contingent liability credited to the change in derivative value in the Consolidated Statement of Operations for each period in accordance with EITF – 0019. The restatements decrease the Net Loss for the fourth quarter and for the fiscal year ended June 30, 2008 by $572,900, as well as increase total liabilities and Total Stockholders’ Deficit at June, 30 2008 by $433,300. The restatements decrease the Net Loss for the first quarter and for the fiscal year ended June 30, 2009 by $433,300.

As discussed in the footnote to the financial, the contingent liability was recorded at the fair market value at the issuance date of the free standing warrants and recalculated on the quarterly measurement date, with the net change in the contingent liability credited to the change in derivative value in the Consolidated Statement of Operations for each period in accordance with EITF – 0019 resulting in the following restatement to the financial captions listed below:

Consolidated Balance Sheets	June 30, 2008		September 30, 2009 (unaudited)
	as originally	as	as originally	as
	reported	restated	reported	restated

Contingent liabilities	$-	$433,300	$-	$-
Total Liabilities	$5,155,686	$5,588,986	$9,016,189	$9,016,189
Additional paid in capital	$165,067,510	$164,061,310	$174,836,001	$173,829,801
Deficit accumulated during development stage	$(172,268,340)	$(171,695,440)	$(188,194,961)	$(187,188,761)
TOTAL STOCKHOLDERS’ DEFICIT	$(2,804,853)	$(3,238,153)	$(3,304,083)	$(3,304,083)

Consolidated Statements of Operations-For the Three Months Ended	September 30, 2008		September 30, 2009
	(unaudited)		(unaudited)
Other Income (Expense)	$(116,845)	$316,455	$491,654	$491,654
Net (Loss)	$(6,750,998)	$(6,317,698)	$(396,944)	$(396,944)
Loss per Share	$(0.01)	$(0.01)	$0.00	$0.00

In addition, the Company expanded its disclosure with respect to Convertible Debentures, Certain Equity Instruments and Notes Receivable.

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

Cumulative losses, net worth and capital needs

The Company has incurred cumulative development stage losses of $187,188,761 and negative cash flow from operations of $82,879,548 from inception through September 30, 2009. The auditors report for the fiscal year ended June 30, 2009 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". As of September 30, 2009, the Company had a negative net worth of ($3,304,083) compared to a negative net worth of ($5,234,167) as of June 30, 2009 as a result of continuing net losses. The Company has Convertible Debentures funded with JMJ Financial, Inc that should enable the Company to raise significant working capital for the next fiscal year. Draws under this facility in the current fiscal quarter ended Sept, 30, 2009 amounted to $1,500,000 (accounted for as a pay-down of notes receivable). The Company expects to be able to receive approximately $300,000 per month through August of 2012 under its current Convertible Debentures with JMJ Financial, Inc. While the Company believes these facilities will fund short term capital needs it may from time to time need to supplement such funding.. In the longer term, we estimate that the Company will need to raise approximately $5-15 million of additional capital above the funds through June 30, 2010 in order to fund commercialization of its products. The Company does not expect to derive any material revenue from its Nanotechnology product development until the third quarter of fiscal year 2010.

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

NET INCOME AND (LOSS)

The Company recorded a net loss of $396,944 for the three months ended September 30, 2009 as compared to a loss of $6,317,698 for the three months ended September 30, 2008. This represents a net loss per common share of $.00 and loss per share of $.01 for the three month periods ended September 30, 2009 and 2008 respectively. The decrease in net loss is attributable to the significant reduction in non-cash compensation to officers, employees and consultants and the net gain from derivative liabilities associated with the Company’s convertible debt recorded for the three months ended September 30, 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative development stage losses of $187,188,761, and negative cash flow from operations of $82,879,548. The auditors report for the fiscal year ended June 30, 2009 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". As of September 30, 2009, the Company had a negative net worth of ($3,304,083) compared to a negative net worth of ($5,234,168) as of June 30, 2009 as a result of continuing net losses. The Company received $1,500,000 in connection with issuance and periodic installment payments received from Convertible Debentures for the three month period that ended September 30, 2009.  In addition, the Company has several convertible debentures with JMJ Financial, Inc. in which the Company expects to fund approximately $300,000 per month through August of 2010. While the Company believes these facilities will fund short term capital needs it may from time to time need to supplement such funding. In the longer term, we estimate that the Company will need to raise approximately $5-15 million of additional capital above the funds anticipated from the monthly conversion JMJ, to meet longer term liquidity needs through June 30, 2010. Such monies would be necessary primarily to fund expenditures for commercialization and distribution of its emergency flashlight product which includes the Company’s mechanically-activated reserve battery contained therein. The Company does not expect to derive any material revenue from its Nanotechnology product development until the third quarter of fiscal year 2010.

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

mPHASE TECHNOLOGIES, INC.

Dated: April 21, 2010	By:/s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President
Chief Financial Officer and
General Counsel