Form 10-Q/A
period 2009-12-31
MPHASE TECHNOLOGIES INC
filed 2010-04-22
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment no. 2

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

In addition, the Company is also concurrently filing certain additional improvements to its disclosure in this amended Form 10-Q for the quarter ended December 31, 2009.

This Form 10Q/A (2) has not been updated for any events or subsequent information other than the restatements discussed above.

mPHASE TECHNOLOGIES, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION

ITEM 1	Consolidated Balance Sheets June 30, 2009 (Audited) and December 31, 2009 (Unaudited), as restated	3
	Unaudited Consolidated Statements of Operations-Three months ended December 31, 2008 and 2009 and from October 2, 1996 (Date of Inception) to December 31, 2009, as restated	4
	Unaudited Consolidated Statements of Operations-Six months ended December 31, 2008 and 2009 and from October 2, 1996 (Date of Inception) to December 31, 2009, as restated	5
	Unaudited Consolidated Statement of Changes in Stockholders' Equity (Deficit) Six months ended December 31, 2008 and 2009, as restated	6
	Unaudited Consolidated Statement of Cash Flow-Six Months Ended December 31, 2008 and 2009 and from October 2, 1996 (Date of Inception) to December 31, 2009, as restated	7
	Notes to Consolidated Financial Statements	8
ITEM 2	Management's Discussion and Analysis of Financial Condition and Condition and Results of Operations	19
ITEM 3	Quantitative and Qualitative Disclosures about market risk	30
ITEM 4	CONTROLS AND PROCEDURES	30
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 2.	Changes in Securities	31
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 5.	Other Information	34
Item 6	Exhibits and Reports on Form 8-K	34
Signature Page		35

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)

Consolidated Balance Sheets

	June 30,	December 31,
	2009	2009
		(Unaudited)
ASSETS	As Restated	As Restated
CURRENT ASSETS
Cash	$100,138	$523,064
Accounts receivable	46,065	50,305
Prepaid and other current assets	153,636	206,346
Total Current Assets	299,839	779,715
Property and equipment, net	39,648	81,270
Note receivable	3,150,000	6,214,000
TOTAL ASSETS	$3,489,487	$7,074,985
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,864,955	$1,755,314
Accrued expenses	482,388	580,362
Due to related parties	369,920	65,958
Notes payable, related parties	1,332,400	1,314,796
Short term notes	240,820	240,820
Current Portion, Long term debt	-	9,782
TOTAL CURRENT LIABILITIES	$4,290,483	$3,967,031
Long term portion Equipment loan	-	32,981
Convertible debt derivative liability - (Note 4)	2,380,816	4,952,278
Convertible debentures net of discount of $1,385,395 and $3,213,664 on June 30, 2009 and Dec. 31, 2009 respectively (Note 4)	2,052,355	4,445,361
TOTAL LIABILITIES	$8,723,654	$13,397,651
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' DEFICIT
Common stock, par value $.01, 2,000,000,000 shares authorized 870,419,882 and 1,035,959,396 shares issued and outstanding at June 30, 2009 and Dec. 31, 2009 respectively	8,704,197	10,359,593
Additional paid in capital	172,861,427	174,014,612
Deficit accumulated during development stage	(186,791,819)	(190,688,900)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	($5,234,168)	($6,322,666)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,489,487	$7,074,985

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

			Date of
	For the Three Months ended		Inception to
	Dec 31,		Dec 31,
	2008	2009	2009
			As Restated

REVENUES	$44,857	$34,537	$22,834,993

COSTS AND EXPENSES
Cost of Sales	0	0	16,424,692
Research and Development (including non-cash stock related charges of $0, $0 and $2,503,719 for the three months ended Dec. 31, 2008, 2009 and inception to date respectively)	215,620	579,247	61,309,746
General and Administrative (including non-cash stock related charges of $0, $43,050 and $67,887,964 for the three months ended Dec. 31, 2008, 2009 and inception to date respectively)	499,725	489,232	119,936,009
Depreciation and Amortization	12,642	7,286	3,316,735
TOTAL COSTS AND EXPENSES	727,987	1,075,765	$200,987,182
LOSS FROM OPERATIONS	(683,130)	(1,041,228)	(178,152,189)
OTHER INCOME (EXPENSE)
Interest (Expense), net	(61,650)	(42,116)	(2,426,657)
Reparation, Impairment and Other (Expense) net	0	(35,530)	(8,541,953)
Change in Derivative Value and Debt Discount	(1,844,571)	(2,381,263)	(1,568,101)
TOTAL OTHER INCOME (EXPENSE)	(1,906,221)	(2,458,909)	(12,536,711)
NET (LOSS)	($2,589,351)	($3,500,137)	$(190,688,900)
LOSS PER COMMON SHARE, basic and diluted	($0.01)	($0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	486,056,567	1,025,537,377

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

			Date of
	For the Six Months ended Ended		Inception to
	Dec 31,		Dec 31,
	2008	2009	2009
	As Restated		As Restated

REVENUES	$51,123	$86,375	$22,834,993
COSTS AND EXPENSES
Cost of Sales	0	0	16,424,692
Research and Development (including non-cash stock related charges of $93,600, $0 and $2,503,719 for the six months ended Dec. 31, 2008, 2009 and inception to date respectively)	603,296	1,093,573	61,309,746
General and Administrative (including non-cash stock related charges of $5,511,950, $43,050 and $67,887,964 for the six months ended Dec.31, 2008, 2009 and inception to date respectively)	6,738,985	910,056	119,936,009
Depreciation and Amortization	26,125	12,571	3,316,735
TOTAL COSTS AND EXPENSES	7,368,406	2,016,200	200,987,182
LOSS FROM OPERATIONS	(7,317,283)	(1,929,825)	(178,152,189)
OTHER INCOME (EXPENSE)
Interest (Expense), net	(100,703)	(722,817)	(2,426,657)
Reparation, Impairment and Other (Expense) net	(198,372)	(31,246)	(8,541,953)
Change in Derivative Value and Debt Discount	(1,290,691)	(1,213,193)	(1,568,101)
TOTAL OTHER INCOME (EXPENSE)	($1,589,766)	($1,967,256)	(12,536,711)
NET (LOSS)	($8,907,049)	($3,897,081)	(190,688,900)
LOSS PER COMMON SHARE, basic and diluted	($0.02)	($0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	519,217,774	979,929,496

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders' Deficit
For The Six Months Ended December 31, 2009
(unaudited)

	Common Stock
	Shares	$.01 Par Value	Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Total Shareholders' (Deficit) Equity

Balance June 30, 2009 (As restated)	870,419,882	$8,704,197	$(7,973)	$172,861,427	$(186,791,819)	$(5,234,168)
Conversions of Convertible Debentures plus accrued interest	108,506,180	1,085,062	-	595,663	-	1,680,725
Conversions of Accounts Payable	26,666,667	266,667	-	(66,667)	-	200,000
Issuance of common stock in private placements net of offering cost ($20,000)	26,666,667	266,667	-	(86,667)	-	180,000
Issuance of Common Stock for Services	2,000,000	20,000		23,050		43,050
Issuance of Common Stock for Reparations	1,700,000	17,000		18,530		35,530
Beneficial Conversion feature of Officers' Notes Payable and conversion of accounts payable	-	-	-	669,276	-	669,276
Net Loss for the Six Months Ended December 31, 2009	-	-	-	-	(3,897,081)	(3,897,081)
Balance December 31, 2009 (As restated)	1,035,959,396	$10,359,593	$(7,973)	$174,014,612	$(190,688,900)	$(6,322,666)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			October 2, 1996
	For Six Months Ended		(Date of Inception)
	Dec 31,	Dec 31,	To Dec 31,
	2008	2009	2009
	(As restated)		(As restated)

Cash Flow From Operating Activities:
Net Income (Loss)	($9,340,349)	($3,897,081)	($190,688,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	104,486	18,397	7,418,697
(Gain) loss on debt extinguishments	-	-	(937,370)
Non-cash charges relating to issuance of common stock,
common stock options and warrants	5,605,550	43,050	70,260,481
Reparation charges	216,689	35,530	8,264,264
Derivative Value and Debt Discount charges	1,723,991	1,213,193	2,218,252
Write off of Granita Inventory/Sovereign Investment	-		615,910
Other non cash charges including amortization of deferred compensation and beneficial conversion interest expense	-	669,276	2,712,901
Changes in assets and liabilities:
Accounts receivable	(44,367)	4,240	386,051
Inventories	-	-	(510,471)
Prepaid expenses and Other current assets	90,382	(52,710)	(125,285)
Other		-	906,535
Accounts payable, Accrued expenses, Deferred revenue	154,934	125,936	8,435,817
Due to/from related parties			-
Microphase / Janifast//Lintel	-	(118,045)	5,391,842
Officers and Other	144,072	(17,604)	1,693,753
Net cash used in operating activities	($1,344,612)	($1,975,818)	($83,957,523)
Cash Flow from Investing Activities:
Payments related to patents and licensing rights	-	-	(450,780)
Purchase of fixed assets	-	(15,000)	(3,302,560)
Investment in Sovereign	-	-	(110,000)
Net Cash (used) in investing activities	$0	($15,000)	($3,863,340)
Cash Flow from Financing Activities:
Proceeds from issuance of common stock, exercises warrants and finders fees, net	180,000	180,000	- 82,878,879
Payments of short term notes and equipment loan		(2,256)	(1,283,808)
Advances from Microphase			347,840
Issuance of Convertible Debentures			266,500
Net Proceeds (Repayment) from notes payable related parties			234,516
Proceeds from collection of notes receivable under securities purchase agreements (note 4)	1,150,000	2,236,000	5,386,000
Sale of minority interest in Granita subsidiary			514,000
Repurchase of treasury stock at cost			-
Net cash provided by financing activities	$1,330,000	$2,413,744	$88,343,927
Net increase in cash	($14,612)	$422,926	$523,064
CASH AND CASH EQUIVALENTS, beginning of period	15,533	100,138
CASH AND CASH EQUIVALENTS, end of period	$921	$523,064	$523,064

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

Through, December 31, 2009 the Company had incurred cumulative (a) development stage losses totaling approximately ($190,688,900) (b) stockholders' deficit of ($6,322,666), and (c) negative cash flow from operations equal to ($83,957,523). At, December 31, 2009, the Company had $523,064 of cash and $50,305 of trade receivables to fund short-term working capital requirements. In addition, the Company relies on the continuation of funding under certain convertible securities agreements (See Note 4) The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

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

The table below presents a reconciliation for liabilities measured at fair value on a recurring basis at December 31, 2009 and 2008:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	December	December
	31, 2009	31, 2008 (As restated)

	$2,380,816	$1,183,451
Balance at July 1

Decrease in Derivative Liability	(41,647)	(483,574)

Debt discounts	2,613,109	1,899,241

Balance at December 31	$4,952,278	$2,599,118

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

Consolidated Balance Sheets	June 30, 2008		December 31, 2009 (unaudited)
	as originally	as	as originally	as
	reported	restated	reported	restated

Contingent liabilities	$-	$433,300	$-	$-
Total Liabilties	$5,155,686	$5,588,986	$13,397,651	$13,397,651
Additional paid in capital	$165,067,510	$164,061,310	$175,020,812	$174,014,612
Deficit accumulated during development stage	$(172,268,340)	$(171,695,440)	$(191,695,098)	$(190,688,900)
TOTAL STOCKHOLDERS’ DEFICIT	$(2,804,853)	$(3,238,153)	$(6,322,666)	$(6,322,666)

Consolidated Statements of Operations-For the Six Months Ended	December 31, 2008		December 31, 2009
	(unaudited)		(unaudited)
Other Income (Expense)	$(2,023,066)	$(1,589,766)	$(1,967,256)	$(1,967,256)
Net (Loss)	$(9,340,349)	$(8,907,049)	$(3,897,081)	$(3,897,081)
Loss per Share	$(0.02)	$(0.02)	$0.00	$0.00

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

Cumulative losses, net worth and capital needs

The Company has incurred cumulative development stage losses of $190,688,900 and negative cash flow from operations of ($83,957,523) from inception through December 31, 2009. The auditors report for the fiscal year ended June 30, 2009 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". As of December 31, 2009, the Company had a negative net worth of ($6,322,666) compared to a negative net worth of ($5,234,168) as of June 30, 2009 as a result of continuing net losses. The Company has Convertible Debentures funded with JMJ Financial, Inc that should enable the Company to raise significant working capital for the next fiscal year. Draws under this facility in the current fiscal quarter ended December 31, 2009 amounted to $868,000 (accounted for as a pay-down of notes receivable) and accrued interest thereon. The Company expects to be able to receive approximately $300,000 per month through August of 2012 under its current Convertible Debentures with JMJ Financial, Inc. While the Company believes these facilities will fund short term capital needs it may from time to time need to supplement such funding.. In the longer term, we estimate that the Company will need to raise approximately $5-15 million of additional capital above the funds through June 30, 2011 in order to fund commercialization of its products. The Company does not expect to derive any material revenue from its Nanotechnology product development until the third quarter of fiscal year 2011.

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

NET INCOME AND (LOSS)

The Company recorded a net loss of $3,897,081 for the three months ended December 30, 2009 as compared to a loss of $8,907,049 for the three months ended December 31, 2008. This represents a net loss per common share of $.00 (based upon weight average shares of 1,025,537,377) and loss per share of $.01(based upon weight average shares of 486,056,567) for the three month periods ended December 31, 2009 and 2008 respectively. The increase in net loss is attributable to the significant increase in research and development expenses and non-cash charges from derivative liabilities associated with the Company’s convertible debt recorded for the three months ended December 31, 2009.

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

OTHER INCOME (EXPENSE)

Other Income and (Expense) was $(1,967,256) for the six months ended December 31, 2009, compared to expense of ($1,589,766) for the comparable period ended December 31, 2008. This change is primarily due to reduction in the charges for the change in market value of Derivative Securities, net of amortization, totaling $77,498 and increase in interest expense (including beneficial conversion interest charges) totaling $622,114 offset by a reduction of reparation expenses of $167,126.

NET LOSS

The Company recorded a net loss of ($3,897,081) for the six months ended December 31, 2009, as compared to a loss of ($8,907,049) for the six months ended December 31, 2008. This represents a loss per common share of ($.00 ) for the six month period ended December 31, 2009 , as compared to a loss per common share of ($0.02) for the six months ending December 31, 2008, based upon weighted average common shares outstanding of 979,929,496 and 519,217,774, respectively. Overall, the decreased loss is a result of non cash charges related to the issuance of common stock and the decrease in cost associated with convertible debt securities. This is offset in part by the suspension of development of the IPTV business segment and a significant reduction in personnel expense.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative development stage losses of ($190,688,900) and negative cash flow from operations of ($83,957,523). The auditors report for the fiscal year ended June 30, 2009 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". As of December 31, 2009, the Company had a negative net worth of ($6,322,666) compared to a negative net worth of ($5,234,168) as of June 30, 2009 as a result of continuing net losses. The Company has convertible debt outstanding that is subject to additional funding which potentially allows the Company access to additional funding of approximately $6.6 million Such facilities should enable the Company to raise significant working capital for the next fiscal year. Draws under these arrangements for the six months December 31, 2009 amounted to $2,236,000 . While the Company believes these facilities will fund short term capital needs it may from time to time need to supplement such funding. In the longer term, we estimate that the Company may need to raise approximately $5 million of additional capital above the funds anticipated from the note receivable. Such monies would be necessary primarily to roll-out its Emergency Flashlight produce and fund future expenditures for commercialization of its SmartBattery products. The Company does not expect to derive any material revenue from its Nanotechnology product development until the first quarter of fiscal year 2010.

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