Form 10-K/A
period 2009-06-30
MPHASE TECHNOLOGIES INC
filed 2010-05-12
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
FOR THE YEAR ENDED JUNE 30, 2009

COMMISSION FILE NO. 000-30202

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

Explanatory Note

This Form 10-K/A (Amendment No.3)  is being filed for the purpose of restating the financial statements for the fiscal years ended June 30, 2008 and 2009 as contained in the Company's Form 10-K filed with the U.S. Securities and Exchange Commission on October 7, 2009. The restatement involves reclassifying certain equity instruments out of additional paid in capital into other contingent liabilities for free standing warrants to issue shares at a fixed price as such warrants were issued subsequent to the Company entering into Convertible Debenture agreements which have features that may result in the obligation to issue shares in excess of authorized shares available. The contingent liability was recorded at the fair market value at the issuance date of the free standing warrants and recalculated at June 30, 2008 and during the FYE June 30, 2009, on the quarterly measurement dates, with the net change in the contingent liability credited to the change in derivative value in the Consolidated Statement of Operations for each period in accordance with FASB codification standards topic 815 (previously known as EITF 00-19). The restatements decrease the Net Loss for the fiscal year ended June 30, 2008 by $572,900, as well as increase total liabilities and Total Stockholders' Deficit at June, 30 2008 by $433,300. The restatements decrease the Net Loss for the fiscal year ended June 30, 2009 by $433,300.

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

This form 10-K/A (Amendment No.3)  has not been updated for any events or subsequent information other than the restatements discussed above.

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

Other Income and Expense. The current FYE 2009 reflects non-cash charges of $380,172 for reparations, and net settlement income of $141,266. During the prior FYE 2008, reparation expense amounted to $392,038 and settlement income was $200,890. In addition during FYE 2009, the Company realized a non-cash net  loss of approximately $2,766,554 compared to a credit to earnings of $2,411,648 in FYE 2008 resulting from the issuance and the changes in the derivative liability values relative to convertible debt. The current FYE 2009 includes a gain resulting from the change in derivative value of $617,592 offset in part by amortization of debt discount, stock issuance costs and other charges amounting to $3,014,927. This compares to a gain resulting from the change in derivative value of $4,410,860 offset in part by amortization of debt discount, stock issuance cost and other charges amounting to $1,899,212 as well as a non-cash interest charge of $100,000 in FYE 2008.

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

Other Income and Expense. The current FYE 2008 reflects non cash charges of $392,038 for reparations, $505,910 charges related to the impairment of Granita Inventory and net settlement income of $200,890 During the prior FYE 2007, reparation expense amounted to $1,874,020 and settlement income was $336,009.In addition, during FYE 2008, the Company realized a non-cash net gains of approximately $2,411,648 resulting from the issuance and the changes in value relative to convertible debt. Included is a gain resulting from the change in derivative value of $4,410,860 offset in part by amortization of debt discount, stock issuance cost and other charges amounting to $1,899,212 as well as a non cash interest charge of $100,000

Net loss. mPhase recorded a net loss of $3,383,821 million for the year ended June 30, 2008 as compared to a loss of $16.9 million for the same period ended June 30, 2007. This represents a loss per common share of ($.01) in 2008 as compared to $(.05) in 2007, based upon weighted average common shares outstanding of 405,032,339 and 310,395,562 during the periods ending June 30, 2008 and June 30, 2007 respectively.

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

OPTIONS, WARRANTS AND OTHER CONVERTIBLE EQUITY INSTRUMENTS

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

MATERIAL EQUITY INSTRUMENTS

The Company has material equity instruments including Convertible Debentures and Convertible Notes that are accounted for as Derivative liabilities (SEE BELOW) and options and warrants that are evaluated quarterly for potential reclassification as liabilities pursuant to EITF 00-19 (SEE ALSO NOTE 8 "Stockholders Equity" under the caption "Other Equity"). The Company utilized a sequencing method prescribed by EITF 00-19, based upon applying shares available to contracts with the earliest inception date first. During the fiscal year ended June 30, 2008 the Company reclassified contracts for warrants to purchase 12,604,168 shares at fixed prices ranging from $.13 to $.15 per share to contingent liabilities.

The contingent liability was recorded at the fair market value, such estimated value, as restated, was based upon the contractual life of the free standing warrants, using the Black Sholes pricing model, based on the following weighted average assumptions: annual expected return of 0%, an average life of 5 years, annual volatility 81% and a risk-free interest rate 2.25%. At the issuance date of the free standing warrants, such warrants were issued during the fourth quarter of fiscal June 30, 2008; the estimated value approximated $1,006,200 and as recalculated on the quarterly measurement dates, at June 30, 2008 the estimated value approximated $433,300. During fiscal year ended 2009, the estimated value was determined to no longer be material. The net change in the contingent liability was credited to the change in derivative value in the Consolidated Statement of Operations for the Fiscal years ended June 30, 2008 and 2009 for $572,900 and $433,300, respectively, for each of these periods in accordance FASB Standards Codification Topic 815 (previously known EITF 00-19).

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

CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Report of Rosenberg Rich Baker Berman & Company	74

Report of Arthur Andersen LLP	75

Report of Schuhalter, Coughlin & Suozzo, PC	76

Consolidated Balance Sheets as of June 30, 2009 and 2008, as restated	77

Consolidated Statements of Operations for the years ended June 30, 2007, 2008 and 2009 and for the period from inception (October 2, 1996) through June 30, 2009, as restated	78

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period from inception (October 2, 1996) to June 30, 1997 and for each of the twelve years in the period ended June 30, 2009, as restated	79

Consolidated Statements of Cash Flows for the years ended June 30, 2007, 2008 and 2009 and for the period from inception (October 2, 1996) through June 30, 2009, as restated	87

Notes to Consolidated Financial Statements	88

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

Schuhalter, Coughlin & Suozzo, PC
Raritan, New Jersey

January 28, 1999

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	June 30,
	2008 (As Restated)	2009 (As Restated)

ASSETS
CURRENT ASSETS
Cash	$15,533	$100,138
Accounts receivable	4,000	46,065
Prepaid and other current assets	121,882	153,636

Total Current Assets	141,415	299,839

Property and equipment, net	149,418	39,648
Note receivable	1,950,000	3,150,000
Investment in Sovereign	110,000	0

TOTAL ASSETS	$2,350,833	$3,489,487

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,076,965	$1,864,956
Accrued expenses	388,444	482,388
Due to related parties	1,030,167	369,920
Notes payable, related parties	204,038	1,332,400
Short term notes	240,820	240,820
Convertible debt	54,000	0

TOTAL CURRENT LIABILITIES	$3,994,434	$4,290,484

Convertible debt derivative liability	750,151	2,380,816
Convertible debentures net of discount of $2,953,899 and $1,385,395 at June 30, 2008 & 2009 respectively	411,101	2,052,355
Contingent Liability-other equity instruments	433,300	-

TOTAL LIABILITIES	$5,588,986	$8,723,655

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, par value $.01, 2,000,000,000 shares authorized 440,395,000 and 870,419,882 shares issued and outstanding at June 30, 2008 and 2009 respectively	4,403,950	8,704,197
Additional paid in capital	164,061,310	172,861,427
Deficit accumulated during development stage	(171,695,440)	(186,791,819)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)

TOTAL STOCKHOLDERS' DEFICIT	$(3,238,153)	$(5,234,168)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,350,833	$3,489,487

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
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE TWELVE YEARS
IN THE PERIOD ENDED JUNE 30, 2009

							Total
				Additional			Shareholders
		$.01 Stated	Treasury	Paid in	Deferred	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Compensation	Deficit	Equity

Balance June 30, 2006	278,235,984	$2,782,360	($7,973)	$148,079,585		($151,460,057)	($606,085)
Issuance of common stock pursuant to the exercise of warrants (net of cash expenses of $150,000)	14,740,669	$147,406		$1,922,261			$2,069,667
Issuance of common stock in private placements, (net of cash expenses of $216,134)	47,958,060	$479,581		$5,711,788			$6,191,369
Issuance of common stock for services	18,172,983	$181,730		$2,486,885	($627,250)		$2,041,365
Conversion of related party and strategic vendor debt to common stock	6,073,728	$60,737		$930,972			$991,709
Issuance of additional shares and warrants to effect repricing	22,664,580	$226,646		$1,647,374			$1,874,020
Stock options awarded to employees and officers				$1,321,853			$1,321,853
Deferred stock compensation					$213,166		$213,166
Net Loss	-	-	-	-		($16,851,562)	($16,851,562)
Balance June 30, 2007	387,846,004	$3,878,460	($7,973)	$162,100,718	($414,084)	($168,311,619)	($2,754,498)

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

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE TWELVE YEARS
IN THE PERIOD ENDED JUNE 30, 2009

	Shares	$.01 Stated Value	Treasury Stock	Additional Paid in Capital	Deferred Compensation	Accumulated Deficit	Total Shareholders (Deficit) Equity

Balance June 30, 2006	278,235,984	$2,782,360	($7,973)	$148,079,585		($151,460,057)	($606,085)
Issuance of common stock pursuant to the exercise of warrants (net of cash expenses of $150,000)	14,740,669	$147,406		$1,922,261			$2,069,667
Issuance of common stock in private placements, (net of cash expenses of $216,134)	47,958,060	$479,581		$5,711,788			$6,191,369
Issuance of common stock for services	18,172,983	$181,730		$2,486,885	($627,250)		$2,041,365
Conversion of related party and strategic vendor debt to common stock	6,073,728	$60,737		$930,972			$991,709
Issuance of additional shares and warrants to effect repricing	22,664,580	$226,646		$1,647,374			$1,874,020
Stock options awarded to employees and officers				$1,321,853			$1,321,853
Deferred stock compensation					$213,166		$213,166
Net Loss						($16,851,562)	($16,851,562)
Balance June 30, 2007	387,846,004	$3,878,460	($7,973)	$162,100,718	($414,084)	($168,311,619)	($2,754,498)

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

STOCK BASED COMPENSATION

On July 1, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment" (SFAS 123R). SFAS 123R revised SFAS 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. Effective, July 1,2005, the Company adopted FAS 123R using the "modified prospective" method, and has recorded as an expense the fair value of all stock based grants to employees after such date. The Company has not restated its operating results for any prior fiscal year end or quarter.

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
JUNE 30, 2009

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

During the quarter ended June 30, 2009, the Company issued 33,333,333 shares of its common stock at $.075 per share in private placements generating net proceeds of $225,000 net of $25,000 of finders fees. Related to this transaction was the issuance of 8,000,000 shares as reparations shares to effect repricing, costing an estimated $116,000.

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

8. STOCKHOLDERS' EQUITY- (continued)

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

As of June 30, 2008 $950,000 was included in notes receivable under this arrangement. During FYE 2009, $1,365,000 of such debt was converted into 74,368,943 shares of common stock and the Company received a total of $950,000 under the provisions of the related note receivable. As of June 30, 2009 all notes receivable had been paid and all debt converted. No further obligations exist by either party.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

8. STOCKHOLDERS' EQUITY- (continued)

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

During FYE 2009, $614,209 of such debt and related interest was converted into 60,536,482 shares of common stock. As of June 30, 2009 all debt had been converted and no further obligation exists by either party.

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

As of June 30, 2008 $1,000,000 was included in notes receivable under this arrangement. During FYE 2009, $964,250 of such debt and related interest was converted into 100,951,309 shares of common stock. In addition, the Company received $650,000 cash payments of the note receivable. As of June 30, 2009 the face value of the note receivable was $350,000 plus interest of $132,000 included in other current assets and the note payable was $527,750 plus interest of $132,000 included in accrued expenses and an FMV adjustment of $115,801.

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

As of June 30, 2009 $1,000,000 was included in notes receivable under this arrangement. During FYE 2009 no cash was exchanged nor was any debt converted relative to this agreement. (See Subsequent Events). The FMV addition to this debt as of FYE 2009 was $307,899.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

8. STOCKHOLDERS' EQUITY- (continued)

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

Arrangement # 6 (JMJ Financial, Inc.-See Subsequent Events)

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

Arrangement # 7 (JMJ Financial, Inc.-See Subsequent Events)

On September 30, 2009, the Company received a total of $150,000 of proceeds in connection with a fourth agreement with JMJ Financial. This transaction involves 1) One Convertible Debentures in the amount of $1,200,000 plus a one time interest factor of 12% ($144,100) and a maturity date of September 23,2012 and (2) A Secured Note in the amount of $1,100,000 plus a one time interest rate factor of 13.1%( $144,100 each) and a maturity date of September, 2012 due from the same parties who are the holders of the Convertible Debenture. Conversion of outstanding into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. The Company has also received a commitment from JMJ Financial to enter into a second convertible debenture on identical terms not later than 60 days from September 23, 2009.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

8. STOCKHOLDERS' EQUITY- (continued)

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

Reparations

During the Year ended June 30, 2008 the Company issued certain shares to effect re-pricing of prior private placements and to induce new investments as summarized of the following table:

DATE		REPARATION SHARES	VALUE SHARES	PRIOR INVESTMENT	NEW INVESTMENT	NEW INVESTMENT SHARES	ISSUANCE OF REPLACEMENT WARRANT		REPRICED WARRANT VALUE	TOTAL

9/30/07	INVESTOR 1	1,349,842 $	146,204 $	1,026,723 $	100,000	1,000,000		$		146,204
9/30/07	INVESTOR 2	444,444 $	22,222 $	100,000 $	50,000	500,000		$		22,222
12/31/07	INVESTOR 3	792,857 $	30,778 $	55,000 $	24,500	350,000		$		30,778
4/8/08	INVESTOR 4	576,598 $	31,719 $	288,000 $	85,000	1,700,000		$		31,719
4/1/08		0					11,111,112 $		161,115 $	161,115
	TOTALS	3,163,741 $	230,923 $	1,489,723 $	369,500	3,550,000	11,111,112 $		161,115 $	392,038

During the Fiscal Year Ending June 30, 2009 the reparation expense consisted of the following:

DATE		REPARATION SHARES	VALUE SHARES	PRIOR INVESTMENT	NEW INVESTMENT	NEW INVESTMENT SHARES	ISSUANCE OF REPLACEMENT WARRANTS	REPRICED WARRANT VALUE	TOTAL

9/30/08	INVESTOR 1	3,862,000 $	216,689 $	1,000,000	200,000	4,000,000	0	0 $	216,689
3/25/09	INVESTOR 2	7,660,000 $	99,483 $	520,000	150,000	15,000,000	0	0 $	99,483
4/15/09	INVESTOR 3**	1,000,000 $	12,000 $	1,126,723	0	0	0	0 $	12,000
5/15/09	INVESTOR 3**	1,000,000 $	20,000 $	-	0	0	0	0 $	20,000
6/15/09	INVESTOR 3**	1,000,000 $	20,000 $	-	0	0	0	0 $	20,000
6/29/09	INVESTOR 4	5,000,000 $	64,000 $	250,000	50,000	5,000,000	0	0 $	64,000
	TOTALS	19,522,000 $	432,172 $	2,896,723 $	400,000	24,000,000	0	0 $	432,172
**INVESTOR	3,000,000	52,000		REPARATION of INVESTOR 3 was for conversion of debt

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

8. STOCKHOLDERS' EQUITY- (continued)

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

During the years ended June 30, 2008 and 2009 the Company reevaluated warrants contracts to purchase 13,104,168 shares at fixed prices ranging from $.05 to $.15 per share originally issued during Fiscal Year Ended June 30, 2008 pursuant to EITF 00-19 , such reevaluation was to review if the Company should record an additional Derivative Liability which would be recordable if the other convertible instruments the Company has outstanding; primarily the Convertible Debentures discussed above; would limit or prevent the Company from honoring the conversion of these fixed price warrants during their contract term. The evaluation was performed on a contract by contract basis to equity instruments subject to EITF 00-19 ; namely warrants discussed above and the Convertible Debenture agreements. The Company utilized a sequencing method prescribed by EITF 00-19, based upon applying shares available to contracts with the earliest inception date first. During the fiscal year ended June 30, 2008 the Company reclassified contracts for warrants to purchase 12,604,168 shares at fixed prices ranging from $.13 to $.15 per share to contingent liabilities.

The contingent liability was recorded at the fair market value, such estimated value, as restated, was based upon the contractual life of the free standing warrants, using the Black Sholes pricing model, based on the following weighted average assumptions: annual expected return of 0%, an average life of 5 years, annual volatility 81% and a risk-free interest rate 2.25% . At the issuance date of the free standing warrants, such warrants were issued during the fourth quarter of fiscal June 30, 2008; the estimated value approximated $1,006,200 and as recalculated on the quarterly measurement dates, at June 30, 2008 the estimated value approximated $433,300. During the fiscal year ended 2009, the estimated value was determined to no longer be material. The net change in the contingent liability was credited to the change in derivative value in the Consolidated Statement of Operations for the Fiscal years ended June 30, 2008 and 2009 for $572,900 and $433,300, respectively, for each of these periods in accordance FASB Standards Codification Topic 815 (previously known EITF 00-19).

mPHASE TECHNOLOGIES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009

8. STOCKHOLDERS' EQUITY- (continued)

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

STRATEGIC VENDORS

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

The provision for income taxes from continuing operations differs from taxes that would result from applying Federal statutory rates because of the following:

	Year ended June 30,
	2008			2009
	Amount	Percent		Amount	Percent
Taxes at Federal Statutory Rate	$(1,345,285)	(34.0%	)	$(5,280,090)	(34.0)%
State Taxes Net of Federal Tax	(221,970)	(5.61%	)	(871,215)	(5.61)%
Benefit Utilization of NOL	-	-		-	-
Tax Credits	-	-		-	-
Valuation Allowance	1,493,785	37.8%		3,142,150	20.2%
Other-non deductible stock based compensation-restricted shares and unexercised options	73,470	1.9%		3,009,155	19.4%
	$-	-		$-	-

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

The table below presents a reconciliation for liabilities measured at fair value on a recurring basis at June 30, 2009 and 2008:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	June 30, 2009	June 30, 2008
Balance at July 1, 2008 and 2007	$1,183,451 $	0
Increase(Decrease) in Derivative and Contingent Liability	(249,058)	2,818,14 9
Debt discounts	1,446,423	(1,634,698)
Balance at June 30, 2009 and 2008	$2,380,816 $	1,183,451

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 14. RESTATEMENT OF RESULTS

The restatement involves reclassifying certain equity instruments out of additional paid in capital into other contingent liabilities for free standing warrants to issue shares at a fixed price as such warrants were issued subsequent to the Company entering into Convertible Debenture agreements which have features that may result in the obligation to issue shares in excess of authorized shares available. The contingent liability was recorded at the fair market value, such estimated value, as restated, was based upon the contractual life of free standing warrants. At the issuance date of the free standing warrants the estimated value approximated $1,006,200 and as recalculated on the quarterly measurement dates, at June 30, 2008 the estimated value approximated $433,300 and during the fiscal year ended June 30, 2009, the estimated value was determined to no longer be material, with the net change in the contingent liability credited to the change in derivative value in the Consolidated Statement of Operations for each period in accordance FASB Standards Codification Topic 815 (previously known EITF 00-19).

The restatements decrease the Net Loss for the fourth quarter and for the fiscal year ended June 30, 2008 by $572,900, as well as increase total liabilities and Total Stockholders’ Deficit at June, 30 2008 by $433,300. The restatements decrease the Net Loss for the fiscal year ended June 30, 2009 by $433,300.The contingent liability was recorded at the fair market value at the issuance date of the free standing warrants and recalculated on the quarterly measurement date, with the net change in the contingent liability credited to the change in derivative value in the Consolidated Statement of Operations for each period in accordance with FASB Standards Codification Topic 815 (previously known EITF 00-19) resulting in the following restatement to the financial captions listed below:

Consolidated Balance Sheets	June 30, 2008 as originally reported	June 30, 2008 as restated	June 30, 2009 as originally reported	June 30, 2009 as restated
Contingent liabilities	$-	$433,300	$-	$-
Total Liabilties	$5,155,686	$5,588,986	$8,723,655	$8,723,655
Additional paid in capital	$165,067,510	$164,061,310	$173,867,627	$172,861,427
Deficit accumulated during development stage	$(172,268,340)	$(171,695,440)	$(187,798,019)	$(186,791,819)
TOTAL STOCKHOLDERS’ DEFICIT	$(2,804,853)	$(3,238,153)	$(5,234,168)	$(5,234,168)

Consolidated Statements of Operations
Other Income (Expense)	$1,096,340	$1,669,240	$(4,872,425)	$(4,439,125)
Net (Loss)	$(3,956,721)	$(3,383,821)	$(15,529,677)	$(15,096,377)
Loss per Share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

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

mPHASE TECHNOLOGIES, INC.
Dated: May 11 , 2010	By:	/s/ RONALD A. DURANDO
Ronald A. Durando
President, CEO

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Ronald A. Durando, Chief Executive Officer, Director	May 11 , 2010

Gustave T. Dotoli, Chief Operating Officer, Director	May 11 , 2010

Martin S. Smiley, EVP, Chief Financial Officer, and General Counsel, Director	May 11 , 2010

Anthony Guerino, Director	May 11 , 2010

Abraham Biderman, Director	May 11 , 2010

Victor Lawrence, Director	May 11 , 2010