Form 10-Q/A
period 2009-09-30
MPHASE TECHNOLOGIES INC
filed 2010-05-12
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 3)

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

Explanatory Note

This Form 10-Q/A (3) is being filed for the purpose of restating those financial statements contained herein affected by the restatement of the financial statements for fiscal years ended June 30, 2008 and 2009 as originally contained in the Company's Form 10-K filed with the U.S. Securities and Exchange Commission on October 7, 2009, and restated in the Company's Form 10-K/A (2) filed with the U.S. Securities and Exchange Commission on April 21, 2010. The restatement involves reclassifying certain equity instruments out of additional paid in capital into other contingent liabilities for free standing warrants to issue shares at a fixed price as such warrants were issued subsequent to the Company entering into Convertible Debenture agreements which have features that may result in the obligation to issue shares in excess of authorized shares available. The contingent liability was recorded at the fair market value at the issuance date of the free standing warrants and recalculated at June 30, 2008 and again at September 30, 2008, on the quarterly measurement date, with the net change in the contingent liability credited to the change in derivative value in the Consolidated Statement of Operations for each period in accordance with FASB standards codification topic 815 (previously known as EITF – 0019). The restatements decrease the Net Loss for the fourth quarter and for the fiscal year ended June 30, 2008 by $572,900, as well as increase total liabilities and Total Stockholders’ Deficit at June, 30 2008 by $433,300. The restatements decrease the Net Loss for the first quarter and for the fiscal year ended June 30, 2009 by $433,300.

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

This Form 10Q/A (3) has not been updated for any events or subsequent information other than the restatements discussed above.

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

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition ) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software ) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s results of operations or financial condition.

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

Other Equity

During the years ended June 30, 2008 and 2009 the Company reevaluated warrants contracts to purchase 13,104,168 shares at fixed prices ranging from $.05 to $.15 per share originally issued during Fiscal Year Ended June 30, 2008 pursuant to FASB Standards Codification Topic 815 (previously known EITF 00-19) , such reevaluation was to review if the Company should record an additional Derivative Liability which would be recordable if the other convertible instruments the Company has outstanding; primarily the Convertible Debentures discussed above; would limit or prevent the Company from honoring the conversion of these fixed price warrants during their contract term. The evaluation was performed on a contract by contract basis to equity instruments subject to FASB Standards Codification Topic 815 (previously known EITF 00-19); namely the warrants discussed above and the Convertible Debenture agreements whereby the Company utilized a sequencing method prescribed therein, based upon applying shares available to contracts with the earliest inception date first.

During the fiscal year ended June 30, 2008 the Company reclassified contracts for warrants to purchase 12,604,168 shares of the Company’s common stock at fixed prices ranging from $.13 to $.15 per share to contingent liabilities. Contracts for warrants to purchase 11,111,113 shares of the Company’s common stock at $.14 per share continued to be subject to reevaluation through March 31, 2009 and contracts for warrants to purchase 1,604,168 shares of the Company’s common stock at fixed prices ranging from $.13 to $.15 per share continued to be subject to reevaluation through September 30, 2009.

At the issuance dates during the fiscal year ended June 30, 2008 the estimated value of the contingent liability of these warrants approximated $1,006,200; and as recalculated on the quarterly measurement dates, as of June 30, 2008 the estimated value of the contingent liability approximated $433,300, and during the six months ended December 31, 2008 the estimated value of the contingent liability was determined to no longer be material. The net change in the contingent liability was credited to the change in derivative value in the Consolidated Statement of Operations for each period in accordance FASB Standards Codification Topic 815 (previously known EITF 00-19).

As recalculated on each of the quarterly measurement dates subsequent to December 31, 2008, the estimated value of the contingent liability of the contracts for the warrants to purchase 12,604,168 shares of the Company’s common stock continued to not be material.

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

9. RESTATEMENT OF RESULTS

The restatement involves reclassifying certain equity instruments out of additional paid in capital into other contingent liabilities for free standing warrants to issue shares at a fixed price as such warrants were issued subsequent to the Company entering into Convertible Debenture agreements which have features that may result in the obligation to issue shares in excess of authorized shares available. The contingent liability was recorded at the fair market value at the issuance date of the free standing warrants and recalculated at June 30, 2008 and again during FYE ended June 30, 2009, on the quarterly measurement date, with the net change in the contingent liability credited to the change in derivative value in the Consolidated Statement of Operations for each period in accordance with FASB standards codification topic 815 (previously known as EITF – 0019). The restatements decrease the Net Loss for the fourth quarter and for the fiscal year ended June 30, 2008 by $572,900, as well as increase total liabilities and Total Stockholders’ Deficit at June, 30 2008 by $433,300. The restatements decrease the Net Loss for the first quarter and for the fiscal year ended June 30, 2009 by $433,300.

The contingent liability was recorded at the fair market value at the issuance date of the free standing warrants and recalculated on the quarterly measurement date, with the net change in the contingent liability credited to the change in derivative value in the Consolidated Statement of Operations for each period in accordance with FASB standards codification topic 815 (previously know as EITF – 0019) resulting in the following restatement to the financial captions listed below:

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

OTHER (EXPENSE) AND INCOME

Included in the quarter ended September 30, 2008, as restated, are non-cash gains and costs associated with convertible debt that include a non-cash credit for the change in derivative value of $1,333,198 , offset by amortization of debt discount costs of $779,318, resulting in a net gain of $553,880 from derivative liabilities.

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

OPTIONS, WARRANTS AN OTHER CONVERTIBLE EQUITY INSTRUMENTS

STOCK BASED COMPENSATION

On July 1, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment" (SFAS 123R). SFAS 123R revised SFAS 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The fair value of options granted in fiscal year ended June 30, 2008 and 2009 was estimated as of the date of grant using the Black-Sholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, an average life of 5 years, annual volatility of 71% and 80.3% and a risk-free interest rate 2.25% and 3.0%in the years 2008 and 2009 respectively.

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

The contingent liability was recorded at the fair market value, such estimated value, as restated, was based upon the contractual life of the free standing warrants, using the Black Scholes pricing model, based on the following weighted average assumptions: annual expected return of 0%, an average life of 5 years, annual volatility 81% and a risk-free interest rate 2.25%. At the issuance date of the free standing warrants, such warrants were issued during the fourth quarter of fiscal June 30, 2008; the estimated value approximated $1,006,200 and as recalculated on the quarterly measurement dates, at June 30, 2008 the estimated value approximated $433,300. During FYE ended June 30, 2009, the estimated value was determined to no longer be material. The net change in the contingent liability was credited to the change in derivative value in the Consolidated Statement of Operations for the Fiscal years ended June 30, 2008 and 2009 for $572,900 and $433,300, respectively, for each of these periods in accordance FASB Standards Codification Topic 815 (previously known EITF 00-19).

DERIVATIVE FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" require all derivatives to be recorded on the balance sheet at fair value. The beneficial conversion features of the convertible debentures are embedded derivatives and are separately valued and accounted for on our balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining fair value of our derivatives is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management's judgment and may impact net income. "

MICROPHASE CORPORATION

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

mPHASE TECHNOLOGIES, INC.

Dated: May 11, 2010	By:/s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President
Chief Financial Officer and
General Counsel