Form 10-Q/A
period 2009-12-31
MPHASE TECHNOLOGIES INC
filed 2010-05-12
CIK 825322

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

Explanatory Note

This Form 10-Q/A (3) is being filed for the purpose of restating those financial statements contained herein affected by the restatement of the financial statements for fiscal years ended June 30, 2008 and 2009 as originally contained in the Company's Form 10-K filed with the U.S. Securities and Exchange Commission on October 7, 2009, and restated in the Company's Form 10-K/A (2) filed with the U.S. Securities and Exchange Commission on April 21, 2010. The restatement involves reclassifying certain equity instruments out of additional paid in capital into other contingent liabilities for free standing warrants to issue shares at a fixed price as such warrants were issued subsequent to the Company entering into Convertible Debenture agreements which have features that may result in the obligation to issue shares in excess of authorized shares available. The contingent liability was recorded at the fair market value at the issuance date of the free standing warrants and recalculated at June 30, 2008 and again at September 30, 2008, on the quarterly measurement date, with the net change in the contingent liability credited to the change in derivative value in the Consolidated Statement of Operations for each period in accordance with FASB standards classification topic 815 (previously known as EITF 00-19). The restatements decrease the Net Loss for the fourth quarter and for the fiscal year ended June 30, 2008 by $572,900, as well as increase total liabilities and Total Stockholders' Deficit at June, 30 2008 by $433,300. The restatements decrease the Net Loss for the first quarter and for the fiscal year ended June 30, 2009 by $433,300.

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

9. RESTATEMENT OF RESULTS

The restatement involves reclassifying certain equity instruments out of additional paid in capital into other contingent liabilities for free standing warrants to issue shares at a fixed price as such warrants were issued subsequent to the Company entering into Convertible Debenture agreements which have features that may result in the obligation to issue shares in excess of authorized shares available. The contingent liability was recorded at the fair market value at the issuance date of the free standing warrants and recalculated at June 30, 2008 and again during fiscal year ended June 30, 2009, on the quarterly measurement date, with the net change in the contingent liability credited to the change in derivative value in the Consolidated Statement of Operations for each period in accordance with FASB standards classification topic 815 (previously known as EITF – 0019). The restatements decrease the Net Loss for the fourth quarter and for the fiscal year ended June 30, 2008 by $572,900, as well as increase total liabilities and Total Stockholders’ Deficit at June, 30 2008 by $433,300. The restatements decrease the Net Loss for the first quarter and for the fiscal year ended June 30, 2009 by $433,300.

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

The contingent liability was recorded at the fair market value, such estimated value, as restated, was based upon the contractual life of the free standing warrants, using the Black Scholes pricing model, based on the following weighted average assumptions: annual expected return of 0%, an average life of 5 years, annual volatility 81% and a risk-free interest rate 2.25%. At the issuance date of the free standing warrants, such warrants were issued during the fourth quarter of fiscal June 30, 2008; the estimated value approximated $1,006,200 and as recalculated on the quarterly measurement dates, at June 30, 2008 the estimated value approximated $433,300. At September 30, 2008, the estimated value was determined to no longer be material. The net change in the contingent liability was credited to the change in derivative value in the Consolidated Statement of Operations for the Fiscal years ended June 30, 2008 and 2009 for $572,900 and $433,300, respectively, for each of these periods in accordance FASB Standards Codification Topic 815 (previously known EITF 00-19).

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