Form 10-Q
period 2010-03-31
MPHASE TECHNOLOGIES INC
filed 2010-05-18
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED MARCH 31, 2010

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

YES [X]      NO [  ]

     THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF MAY 13, 2010 IS 1,158,726,952 SHARES, ALL OF ONE CLASS OF $.01 STATED VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION

ITEM 1	Consolidated Balance Sheets June 30, 2009 (Audited) and March 31, 2010 (Unaudited)	3
	Unaudited Consolidated Statements of Operations-Three months ended March 31, 2009 (as restated) and 2010 and from October 2, 1996 (Date of Inception) to March 31, 2010.	4
	Unaudited Consolidated Statements of Operations-Nine Months ended March 31, 2009 (as restated) and 2010 and from October 2, 1996 (Date of Inception) to March 31, 2010.	5
	Unaudited Consolidated Statement of Changes in Stockholders' Equity (Deficit) Nine Months ended March 312009 and 2010.	6
	Unaudited Consolidated Statement of Cash Flow-Nine Months Ended March 31, 2009 (as restated) and 2010 and from October 2, 1996 (Date of Inception) to March 31, 2010.	7

	Notes to Consolidated Financial Statements	8

ITEM 2	Management's Discussion and Analysis of Financial Condition and Condition and Results of Operations	21

ITEM 3	Quantitative and Qualitative Disclosures about market risk	32

ITEM 4	CONTROLS AND PROCEDURES	32

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	34
Item 2.	Changes in Securities	34
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Submission of Matters to a Vote of Security Holders	37
Item 5.	Other Information	37
Item 6	Exhibits and Reports on Form 8-K	37
Signature Page		38

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	March 31,
	2009	2010
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$100,138	$499,770
Accounts receivable	46,065	43,810
Inventory	-	64,313
Prepaid and other current assets	153,636	274556
Current Portion, Notes receivable- (Note 4)	-	2,400,000

TOTAL CURRENT ASSETS	299,839	3,282,449

Property and equipment, net	39,648	71,271
Notes receivable - (Note 4)	3,150,000	2,614,000

TOTAL ASSETS	$3,489,487	$5,967,720

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,864,956	$1,640,560
Accrued expenses	482,388	529,667
Due to related parties	369,920	49,961
Notes payable, related parties	1,332,400	926,556
Short term notes	240,820	240,820
Current Portion, Long term debt	-	7,461

TOTAL CURRENT LIABILITIES	$4,290,484	$3,395,025

Long term portion Equipment loan	-	32,981
Convertible debt derivative liability - (Note 4)	2,380,816	2,411,905
Convertible debentures net of discount of $1,385,395 and $2,629,453 on June 30, 2009 and March 31, 2010, respectively (Note 4)	2,052,355	4,443,047
TOTAL LIABILITIES	$8,723,655	$10,282,958

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' DEFICIT
Common stock, par value $.01, 2,000,000,000 shares authorized 870,419,882 and 1,109,199,888 shares issued and outstanding at June 30, 2009 and March 31, 2010, respectively	8,704,197	11,091,997
Additional paid in capital	172,861,427	174,395,733
Deficit accumulated during development stage	(186,791,819)	(189,794,995)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	$(5,234,168)	$(4,315,238)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,489,487	$5,967,720

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

			Date of
	For the Three Months ended		Inception to
	Mar 31,		Mar 31,
	2009	2010	2010

REVENUES	$44,029 $	$141,747	$22,976,740

COSTS AND EXPENSES
Cost of Sales	0	$1,501	16,426,193
Research and Development (including non-cash stock related charges of $0, $0 and $2,503,719 for the three months ended Mar. 31, 2009, 2010 and inception to date respectively)	265,552	$712,266	62,022,012

General and Administrative (including non-cash stock related charges of $0, $0 and $67,887,964 for the three months ended Mar. 31, 2009, 2010 and inception to date respectively)	429,965	$452,835	120,389,002

Depreciation and Amortization	3,902	$7,086	3,323,821

TOTAL COSTS AND EXPENSES	699,419	1,173,688	$202,161,028

LOSS FROM OPERATIONS	(655,390)	(1,031,941)	(179,184,288)

OTHER INCOME (EXPENSE)
Interest (Expense), net	(73,858)	(32,547)	(2,459,204)
Reparation, Impairment and Other (Expense) net	46,314	52,389	(8,489,564)
Change in Derivative Value and Debt Discount	(26,800)	1,906,004	337,903
TOTAL OTHER INCOME (EXPENSE)	(744)	1,925,846	(10,610,865)
NET INCOME (LOSS)	$(656,134)	$893,905	$(189,794,995)

LOSS PER COMMON SHARE, basic and diluted	$(0.00)	$.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
basic	671,278,600	1,057,751,508
diluted	671,278,600	1,534,563,992

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

	For the Nine		Date of
	Months ended		Inception to
	March 31,		March 31,
	2009	2010	2010
	As Restated

REVENUES	$95,152	$228,122	$22,976,740

COSTS AND EXPENSES
Cost of Sales	0	1,501	16,426,193
Research and Development (including non-cash stock related charges of $93,600, $0 and $2,503,719 for the nine months ended Mar. 31, 2009, 2010 and inception to date respectively)	868,848	1,805,839	62,022,012
General and Administrative (including non-cash stock related charges of $5,511,950, $43,050 and $67,887,964 for the nine months ended Mar.31, 2009, 2010 and inception to date respectively)	7,168,950	1,367,049	120,389,002
Depreciation and Amortization	30,027	19,657	3,323,821

TOTAL COSTS AND EXPENSES	8,067,825	3,190,046	202,161,028

LOSS FROM OPERATIONS	(7,972,673)	(2,961,924)	(179,184,288)

OTHER INCOME (EXPENSE)
Interest (Expense), net	(174,561)	(755,364)	(2,459,204)
Reparation, Impairment and Other (Expense) net	(152,058)	21143	(8,489,564)
Change in Derivative Value and Debt Discount	(1,263,891)	692,969	337,903
TOTAL OTHER INCOME (EXPENSE)	(1,590,510)	(41,252))	(10,610,865)
NET (LOSS)	$(9,563,183)	$(3,003,176)	$(189,794,995)

LOSS PER COMMON SHARE, basic and diluted	$(0.02)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
basic and diluted	592,455,950	1,003,375,484

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders' Deficit
For The Nine Months Ended March 31, 2010
(unaudited)

	Common Stock

						Total
		$.01 Par	Treasury	Additional	Accumulated	Shareholders'
	Shares	Value	Stock	Paid in	Deficit	(Deficit)
				Capital		Equity

Balance June 30, 2009	870,419,882	$8,704,197	$(7,973)	$172,861,427	$(186,791,819)	$(5,234,168)

Conversions of Convertible Debentures plus accrued interest	177,696,672	1,776,697	-	972,283	-	2,749,250

Conversions of Accounts Payable	26,666,667	266,667	-	(66,667)	-	200,000

Issuance of common stock in private placements net of offering cost ($25,000)	30,666,667	306,667	-	(81,667)	-	225,000

Issuance of Common Stock for Services	2,050,000	20,500		22,550		43,050

Issuance of Common Stock for Reparations	1,700,000	17,000		18,530		35,530

Beneficial Conversion feature of Officers' Notes Payable and conversion of accounts payable	-	-	-	669,276	-	669,276

Net Loss for the Nine Months Ended March 31, 2010	-	-	-	-	(3,003,176)	(3,003,176)

Balance March 31, 2010	1,109,199,888	$11,091,997	$(7,973)	$174,395,733	$(189,794,995)	(4,315,238)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			October 2, 1996
	For Nine Months Ended		(Date of
			Inception)
	March 31,	March 31,	March 31,
	2009	2010	2010
	(As restated)
Cash Flow From Operating Activities:
Net Income (Loss)	$(9,563,183)	$(3,003,176)	$(189,794,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111,080	28,396	7,428,696
(Gain) loss on debt extinguishments	(165,154)	28	(937,342)
Non-cash charges relating to issuance of common stock, common stock options and warrants	5,605,550	43,050	70,260,481
Reparation charges	316,172	35,530	8,264,264
Derivative Value and Debt Discount charges	1,263,891	(692,969)	312,090
Write off of Granita Inventory/Sovereign Investment	-	-	615,910
Other non cash charges including amortization of deferred compensation and beneficial conversion interest expense	-	669,276	2,712,901
Changes in assets and liabilities:
Accounts receivable	(11,000)	2,255	384,066
Inventories	-	(64,313)	(574,784)
Prepaid expenses and Other current assets	76,628	(120,920)	(193,495)
Other			906,535
Accounts payable, Accrued expenses, Deferred revenue	174,039	86,884	8,396,765
Due to/from related parties	-	-	-
Microphase / Janifast//Lintel	-	(119,959)	5,389,928
Officers and Other	275,483	(135,844)	1,575,513
Net cash used in operating activities	$(1,916,494)	$(3,271,762)	$(85,253,467)

Cash Flow from Investing Activities:
Payments related to patents and licensing rights			(450,780)
Purchase of fixed assets		(15,000)	(3,302,560)
Investment in Sovereign	-	-	(110,000
Net Cash (used) in investing activities	$0	$(15,000)	$(3,863,340)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock, exercises warrants and finders fees, net	495,000	225,000	82,923,879
Payments of short term notes and equipment loan	-	(4,606)	(1,286,158)
Advances from Microphase			347,840
Issuance of Convertible Debentures	75,000	500,000	766,500

Net Proceeds (Repayment) from notes payable related parties	-	(270,000)	(35,484)
Proceeds from collection of notes receivable under securities purchase agreements (note 4)	1,400,000	3,236,000	6,386,000
Sale of minority interest in Granita subsidiary	-	-	514,000
Repurchase of treasury stock at cost	-	-	-
Net cash provided by financing activities	$1,970,000	$3,686,394	$89,616,577
Net increase in cash	$(53,506)	$399,632	$499,770
CASH AND CASH EQUIVALENTS, beginning of period	15,533	100,138
CASH AND CASH EQUIVALENTS, end of period	$69,039	$499,770	$499,770

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - mPhase Technologies, Inc. (the "Company") was organized on October 2, 1996 and is in the development stage, as defined by FASB ASC 915 "Development Stage Entities." The Company's present activities are focused on the development of innovative power cells and related products through the science of microfluidics, microelectromechanical systems (MEMS) and nanotechnology. Since mPhase is in the development stage, the accompanying consolidated financial statements should not be regarded as typical for normal operating periods.

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended June 30, 2009.

Through March 31, 2010, the Company had incurred cumulative (a) development stage losses totaling approximately ($189,794,995 ) (b) stockholders' deficit of ($(4,315,238), and (c) negative cash flow from operations equal to ($85,283,467). At March 31, 2010, the Company had $ 499,770 of cash and $43,810 of trade receivables to fund short-term working capital requirements. In addition, the Company relies on the continuation of funding under certain convertible securities agreements (See Note 4) The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

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

LOSS PER COMMON SHARE, BASIC AND DILUTED - The Company accounts for net loss per common share in accordance with the provisions of ASC 260-10, "EARNINGS PER SHARE" ("EPS"). ASC 260-10 requires the disclosure of the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS for all periods presented since their affect is anti dilutive. At March 31, 2010, the Company's convertible debentures agreements are convertible into approximately 476,812,485 shares of common stock. The officers’ notes payable and accrued interest therein are convertible into shares of common stock, if available.

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

All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative . The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

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

2. SUPPLEMENTAL CASH FLOW INFORMATION

For the Nine Months ended March 31,

	2009	2010

Interest Accrued Unpaid	$131,712	261,975
Non Cash Investing and Financing Activities:
Stock issued in settlement of accrued expenses	$0	$200,000
Conversion of convertible debt and interest thereon	$2,589,922	$2,749,250
Conversion of related party obligations to notes payable	$1,068,338	$0
Beneficial Conversion of Officer's Notes	$0
and Conversion of Accounts Payable		$669,276

3. RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase's President and Chief Operating Officer of the Company are also officers of Microphase and mPhase's President and Chairman of the Board is a shareholder of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby mPhase uses office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services were $5,000 per month and were changed to $3,000 in July of 2008. In addition, Microphase also charges fees for specific projects on a project-by-project basis. During the nine months ended March 31, 2009 and 2010 and from inception (October 2, 1996) through March 31, 2010, $44,462, $283,210 and $9,606,682, respectively, have been charged to expense.

As a result of the foregoing transactions, as of March 31, 2010, the Company had a payable to Microphase of $49,961.

JANIFAST LTD.

The Company has in the past purchased products and incurs certain research and development expenses with Janifast Ltd., which is owned by U.S. Janifast Holdings, Ltd., a company in which three directors of mPhase are significant shareholders and one is an officer, in connection with the manufacturing of POTS Splitter shelves and component products including cards and filters sold by the Company. In March of 2009 Janifast Ltd. ceased operations owing to adverse financial conditions globally

During the Nine Months ended March 31, 2009 and 2009 and the period from inception (October 2, 1996) to March 31, 2010, $0, $0 and $16,031,811 respectively, have been charged by Janifast Ltd to inventory or is included in operating expenses in the accompanying statements of operations.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On March 31, 2010, Mr. Biderman's affiliated firm of Palladium Capital Advisors was owed unpaid finders fees in the amount of $150,000. During the nine months ended March 31, 2010 and March 31, 2009 finders fees in the amount of $25,000 and $55,000, respectively, were recorded.

Transactions with Officers

At various points during the current quarter and at various points during the past fiscal year the Messrs. Durando, Dotoli and Smiley provided bridge loans to the Company, evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand.

Total compensation (including the value of stock awards) to related parties and payables to officers are summarized below.

Summary of compensation to related parties for the Nine Months Ended March 31, 2010

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$150,000	$135,000	$131,250			$416,250
Interest	$47,439	$33,636	$19,880			$100,954
Rent					$27,000	$27,000
G&A					$6,210	$6,210
R&D					$250,000	$250,000
Finders Fees				$25,000		$25,000
Stock based compensation (shares issued)*						$0
Stock based compensation (options issued)*						$0
Total compensation	$197,439	$168,636	$151,130	$25,000	$283,210	$835,414

Summary of payables to related parties as of March 31, 2010

	Durando	Dotoli	Smiley	Microphase
Notes payable	$301,479	$241,306	$119,030
Due to Officers / Affiliates	$0	$0	$0	$49,961
Interest Payable	$108,912	$96,149	$59,680

Total Payable to related parties as of March 31, 2010	$410,391	$337,455	$178,710	$49,961

Summary of Compensation to related parties for the Nine Months Ended March 31, 2009

	Durando	Dotoli	Smiley		Biderman	Microphase	Total
Consulting / Salary	$225,718	$184,000	$137,500				$547,218
Interest	42,945	$48,992	1,679				$93,616
Rent				$		27,000	$27,000
G&A				$		17,462	$17,462
Finders Fees					$55,000		$55,000
Stock based compensation (shares issued)*	$1,215,000	$720,000	$450,000		$180,000		$2,565,000
Stock based compensation (options issued)*	$1,350,000	$810,000	$486,000		$54,000		$2,700,000
Total compensation	$2,833,663	$1,762,992	$1,075,179		$289,000	$44,462	$6,005,296

Common stock issued*	27,000,000	16,000,000	10,000,000		4,000,000		57,000,000
Options issued (5years @5 cents)	50,000,000	30,000,000	18,000,000		2,000,000		100,000,000

Summary of payables to related parties as of March 31, 2009

	Durando	Dotoli	Smiley	Microphase	Janifast	Total
Notes payable	$617,582	$450,756	$264,225			$1,332,563
Deferred Compensation	$0	$0				$0
Due to Officers / Affiliates	$17,000	$17,000		$68,846	($19,336)	$83,510
Interest Payable	42,945	48,992	$1,679			$93,615
Total Payable to Officers	$677,528	$516,748	$265,903	$68,846	($19,336)	$1,509,688

*Shares issued to officers are pursuant to agreements dated August 8, 2008 between the Company and the Messrs. Durando, Dotoli and Smiley. The agreements state that the stock granted may not be sold until the earlier of two (2) years or when the stock price for 60 consecutive days closes at a price of $.25 per share or greater and the average trading volume during such 60 day period is not less than 1,000,000 shares per day.

4. EQUITY TRANSACTIONS AND CONVERTIBLE DEBT

Private Placements

During the nine months ended March 31, 2010, the Company issued 30,666,667 shares of its common stock at $.0075 and $.0125 per share in private placements generating gross proceeds of $250,000 with placement costs of $25,000, netting $225,000.

During the nine months ended March 31, 2009, the Company issued 39,000,000 shares of its common stock at $.05 and $.01per share in private placements generating net proceeds of $495,000 after placement costs of $55,000. Related to these transactions was the issuance of 11,522,000 shares as reparations shares to effect re-pricing costing an estimated $316,172.

Stock Based Compensation

During the nine months ended March 31, 2010, the Company issued 2,050,000 shares of common stock to employees and consultants valued at $43,050.

During the nine months ended March 31, 2009, the Company issued 5 year options to purchase 104,675,000 shares of common stock at $.05 per share. The value of such options was estimated to be $2,825,900 using the Black Scholes method. In addition, 61,750,000 shares of common stock valued at $2,779,650 were issued to employees and consultants.

Conversion of debt securities and Strategic vendor payables

During the nine months ended March 31, 2010, $2,749,250 of convertible debt and accrued interest thereon was converted into 177,696,672 shares of Common stock.

During the nine months ended March 31, 2010, $200,000 of accounts payable to Microphase Corporation was converted into 26,666,667 shares of Common stock. The Company recorded $586,667 interest expense on the beneficial conversion feature. The Company recorded $82,609 interest expense on the beneficial conversion feature of officers’ notes during the nine months ended March 31, 2010.

During the nine months ended March 31, 2009, $ 2,589,922 of convertible debt was converted into 193,776,400shares of common stock.

Long Term Convertible Debentures / Note Receivable / Debt Discount

The Company currently has six separate convertible debt arrangements with independent investors outstanding at March 31, 2010. During the Nine Months ended March 31, 2010, $2,749,250 of convertible debt and accrued interest thereon was converted into 177,696,672 shares of Common stock. These transactions are intended to provide liquidity and capital to the Company and are summarized below.

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

A summary of our arrangement is as follows:

Arrangement #1 (LaJolla Cove Investors Inc,)

On Sept 11, 2008, the Company received proceeds of $200,000 under a Securities Purchase Agreement from La Jolla Cove Investors, Inc. This transaction involves three related agreements: 1) a Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $2,000,000 of funds; 2) a Convertible Debenture totaling $2,000,000, with an interest rate of 7 1/4% and a maturity date of September 30, 2011 and 3) a Secured Note Receivable in the amount of $1,800,000, with an interest rate of 8 1/4% and maturity date of September 30,2011 due from the same parties who are the holders of the Convertible Debentures. Conversion of outstanding debentures into common shares is at the option of the holder at a price equal to the dollar amount of the debenture divided by the lesser of $.35 per share or 80% of the three lowest Volume Weighted Average Prices during a 20 day trading period. At the time of the transaction (September 11, 2008) the derivative value of this security was calculated to be $1,176,471. The agreement also provides for the Company to decline advances when the Company stock price falls below $.04.

As of June 30, 2009 the derivative value of this security was calculated to be $1,080,343. As of December 31, 2009 this value had increased to $1,076,482. On March 31, 2010, given the changes in the stock price, this value had decreased to $467,728, a $608,753 decrease this quarter creating a non-cash credit to earnings for the quarter ended March 31, 2010 of that amount. During the nine month period ended March 31, 2010, amortization of debt discount amounted to $214,938 reducing the balance to $359,498. As of March 31, 2010 the note receivable had a balance of $1,800,000 and the note payable had a balance of $1,810,000; for which the Company recorded a reserve for utilization against each of $300,000.

Arrangement #2 JMJ Financial

On March 31, 2008, the Company entered into a second agreement with JMJ Financial. This transaction involves; 1) a Convertible Debenture in the amount of $1.1 million, with a one time interest factor of 12% and a maturity date of December 31, 2011 and 2) a Secured Note Receivable in the amount of $1.0 million, with a one time interest factor of 13.2 % and maturity date of December 31, 2012 due from the same party who is the holder of the Convertible Debenture. Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the Lowest Trading Price during the 20 day trading period prior to conversion. For the nine months ended March 31, 2010 the Company received $900,000 of cash draws under the Debenture and the holder had converted into 122,776,037 common stock principal and accrued interest thereon in the amount of $1,891750.

On June 30, 2009 the derivative value of this security was calculated to be $444,552. On September 30, 2009, that amount was 195,721 and on December 31, 2009 that value was decreased to $55,595 given the changes in the stock price combined with the fact that the principle plus interest due under the debenture had material conversions in satisfaction of the debt liability, reducing the outstanding debt to $79,025; and this note was reduced futher to zero by March 31, 2010. The decrease in the derivative liability for the three months ended March 31, 2010 was $55,595. During the nine month period ended March 31, 2010, amortization of debt discount amounted to $508,821 reducing the debt discount balance also to zero.

Arrangement#3 (JMJ Financial, Inc.)

On August 19, 2009, the Company received proceeds of $250,000 in connection with a third agreement with JMJ Financial. This transaction involves 1) a Convertible Debenture in the amount of $1,870,000, plus a one time interest factor of 12% ($224,400) and a maturity date of August 10, 2012 and 2) a Secured Note Receivable in the amount of $1,700,000 plus a one time interest factor of 13.2% ($224,400) and a maturity date of August 10, 2012 due from the same partys who is the holder of the Convertible Debenture. Conversion of outstanding into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. At the commitment date the derivative liability for the embedded conversion feature of such security was $1,054,395 and the debt discount was valued at $1,224,395. . For the nine months ended March 31, 2010 the Company the holder had converted into 54,920,635 shares of common stock principal and accrued interest thereon in the amount of $857,500.

On September 30, 2009 the derivative liability had decreased to $759,333. and on December 31, 2009, this value had increased to$1,076,482. On March 31, 2010, given the changes in the stock price this value had decreased to $467,728, a $608,753 decrease this quarter creating a non-cash credit to earnings for the quarter ended March 31, 2010 of that amount. During the nine month period ended March 31, 2010, amortization of debt discount amounted to $765,574 reducing the balance to $458,821.

Arrangement#4 (JMJ Financial, Inc.)

On September 30, 2009, the Company received a total of $150,000 of proceeds in connection with another agreement with JMJ Financial. This transaction involves 1) A Convertible Debenture in the amount of $1,200,000 plus a one time interest factor of 12% ($144,000) and a maturity date of September 23, 2012 and (2) a Secured Note in the amount of $1,100,000 plus a one time interest rate factor of 13.2% ($144,000 each) and a maturity date of September 23, 2012 due from the same party who is the holder of the Convertible Debenture.Conversion of outstanding into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. In addition, the Company has received a commitment from JMJ Financial to enter into an identical financing not later than 60 days from September 23, 2009. At the commitment date of September 23, 2009, the embedded conversion feature of such security was $480,000 and the debt discount was valued at $580,000.

On September 30, 2009, the derivative liability had increased to $487,272, and on December 31, 2009, this value had increased to $844,221, On March 31, 2010, given the changes in the stock price this value decreased to $429,268, a $414,953 decrease for this quarter creating a non-cash credit to earnings for the quarter ended March 31, 2010 of that amount. During the nine month period ended March 31, 2010, amortization of debt discount amounted to $144,999 reducing the balance to $435,001.

Arrangement#5 (JMJ Financial, Inc.)

On November 17, 2009, the Company received a total of $186,000 of proceeds in connection with another agreement with JMJ Financial. This transaction involves 1) a Convertible Debenture in the amount of $1,200,000 plus a one time interest factor of 12% ($144,000) and a maturity date of September 23, 2012 and (2) a Secured Note in the amount of $1,100,000 plus a one time interest rate factor of 13.2% ($144,000 each) and a maturity date of September 23, 2012 due from the same party who is the holder of the Convertible Debenture. Conversion of outstanding into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. At the commitment date the derivative value of the embedded conversion feature of such security was $536,000 and the debt discount was valued at $636,000.

On December 31, 2009, this value had increased to $844,221.On March 31, 2010, given the changes in the stock price this value had decreased to $429,268., a $414,953 decrease this quarter creating a non-cash credit to earnings for the quarter ended March 31, 2010 of that amount. During the nine month period ended March 31, 2010, amortization of debt discount amounted to $70,667 reducing the balance to $565,333.

Arrangement#6 (JMJ Financial, Inc.)

On December 22, 2009, the Company received a total of $300,000 of proceeds in connection with another agreement with JMJ Financial. This transaction involves 1) a Convertible Debenture in the amount of $1,500,000 plus a one time interest factor of 12% ($180,000) and a maturity date of December 15, 2012 and (2) a Secured Note in the amount of $1,400,000 plus a one time interest rate factor of 13.2% ($180,000 each) and a maturity date of December 15, 2012 due from the same party who is the holder of the Convertible Debenture.

Conversion of outstanding into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. In addition, the Company has received a commitment from JMJ Financial to enter into similar financing arrangement which involves involves 1) a Convertible Debenture in the amount of $1,200,000 plus a one time interest factor of 12% ($144,000) and a maturity date of December 15, 2012 and (2) a Secured Note in the amount of $1,100,000 plus a one time interest rate factor of 13.2% ($144,000 each) and a maturity date of December 15, 2012, such financing to commence not later than February 15, 2009. At the commitment date, the derivative value of the embedded conversion feature of such security was $542,714 and the debt discount was valued at $642,714.

On December 31, 2009, this value had increased to $1,055,276.On March 31, 2010, given the changes in the stock price this value had decreased to $536,585, a $518,691 decrease this quarter creating a non-cash credit to earnings for the quarter ended March 31, 2010 of that amount. During the nine month period ended March 31, 2010, amortization of debt discount amounted to $70,603 reducing the balance to $572,111.

Arrangement#7 (J. Fife)

On March 5, 2010, the Company received gross proceeds of $500,000, net of legal fees of $5,000, under a Securities Purchase Agreement from John Fife. This transaction involves the following related agreements: 1) a Securities Purchase Agreement governing the sale of a $550.000 7.5 % Convertible Note and two additional $275,000 Convertible Notes to be funded in the future each with maturity dates 3 years from the issuance thereof; 2) a Convertible Note totaling $550,000, with an interest rate of 7.5% and a maturity date of March 3, 2011 3) two Secured Notes Receivable in the amount of $250,000 each with an interest rate of 7.5% per annum and a maturity date of 4 years from the date of issuance and a Security Agreement from the same party who is the holder of the Convertible Notes. Conversion of outstanding debentures into shares of common stock is at the option of the holder at a price equal to the dollar amount of the debenture divided by 75% of the three lowest Volume Weighted Average Prices during a 20 day trading period. At the time of the transaction (March 5, 2010) the derivative value of this security was calculated to be $193,767 and the debt discount was valued at $243,767. During the nine month period ended March 31, 2010, amortization of debt discount amounted to $5,078 reducing the balance to $238,689.

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

During the fiscal year ended June 30, 2008 the Company reclassified contracts for warrants to purchase 12,604,168 shares of the Company’s common stock at fixed prices ranging from $.13 to $.15 per share to liabilities. Contracts for warrants to purchase 11,111,112 shares of the Company’s common stock at $.14 per share were reclassified to permanent equity in May of 2009, and contracts for warrants to purchase 1,604,168 shares of the Company’s common stock at fixed prices ranging from $.13 to $.15 per share were reclassified to permanent equity in September, 2009. At the issuance dates during the fiscal year ended June 30, 2008 the estimated value of the liability of these warrants approximated $1,006,200; and as recalculated on the quarterly measurement dates, as of June 30, 2008 the estimated value of the liability approximated $433,300, and during the nine months ended March 31, 2009 the estimated value of the liability was determined to no longer be material. The net change in the liability was credited to the change in derivative value in the Consolidated Statement of Operations for each period in accordance FASB Standards Codification Topic 815 (previously known EITF 00-19).

Subsequent to September 30, 2009 the Company has not entered into, and presently the Company does not have, any have contracts for warrants or other equity instruments subject to reclassification to liabilities as prescribed by FASB Standards Codification Topic 815 (previously known EITF 00-19),

5. GRANITA MEDIA

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

Under the terms of the arrangement between mPhase and the 4 employees, such employees were authorized to sell up to 7.99% of additional equity in the Company for a total of not less than $2,000,000 of additional capital by December 31, 2007. As noted above, the employees raised a total of $175,000 of outside capital only and pursuant to the arrangement, such employees either resigned or were terminated by mPhase together with several lower level employees of Granita. A dispute has arisen between Granita Media and one of the former employees with respect to a sum of approximately $176,000 included in short term loans. It is the Company’s position that such sums were voluntarily advanced to fund operating expenses after July 1, 2007. Since the 4 employee / officers of Granita Media were required to cover operating expenses of Granita Media after July 1, 2007 through equity investments either directly or from third parties, the Company has taken the position that such amount nor any related interest and fees are not owed to the employee. In addition, the Company has substantial rights of offset for unpaid rent with respect to the portion of its Little Falls office occupied by Granita Media after July 1, 2007. During the nine month period ended March 31, 2010, Granita Media Inc did not conduct any operations and management is considering all alternatives.

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

The table below presents a reconciliation for liabilities measured at fair value on a recurring basis at March 31, 2010 and 2009:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	March	March
	31, 2010	31, 2009

Balance at July 1	$2,380,816	$1,183,451
Decrease in Derivative Liability	(2,775,787)	(1,360,346)
Debt discounts	2,806,816	1,798,693

Balance at December 31	$2,411,905	$1,621,798

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

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At March 31, 2010, the carrying value of all the notes payable and accrued interest, including convertible debentures and officers',  was approximately $7,990,000. The JMJ Convertible Notes, which are due at various times through December 2012, yield an interest rate of 12%. Refer to Note 3 & 4 of these financial statements for more information about the Company’s notes payable.

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

8. SUBSEQUENT EVENTS

As of May13, 2010, Long term convertible debt and accrued interest thereon in the aggregate amount of $ 621,375 has been converted into 50,000,000 shares of common stock on convertible agreements outstanding as of March 31, 2010.

Additionally during April , 2010, the Company entered into another agreement with JMJ Financial. This transaction involves 1) a Convertible Debenture in the amount of $1,200,000 plus a one time interest factor of 12% ($144,000) and a maturity date of December15, 2012 and (2) a Secured Note in the amount of $1,100,000 plus a one time interest rate factor of 13.2% ($144,000 each) and a maturity date of December 15, 2012 due from the same party who is the holder of the Convertible Debenture. The Company has received a $100,000 advance on this arrangement during the quarter ended March 31, 2010, which is included in notes payable.

9. RESTATEMENT OF RESULTS

The restatement involves reclassifying certain equity instruments out of additional paid in capital into other liabilities for free standing warrants to issue shares at a fixed price as such warrants were issued subsequent to the Company entering into Convertible Debenture agreements which have features that may result in the obligation to issue shares in excess of authorized shares available. The liability was recorded at the fair market value at the issuance date of the free standing warrants and recalculated at June 30, 2008 and again during fiscal year ended June 30, 2009, on the quarterly measurement dates, with the net change in the liability credited to the change in derivative value in the Consolidated Statement of Operations for each period in accordance with FASB standards classification topic 815 (previously known as EITF – 0019). The restatements decrease the Net Loss for the fourth quarter and for the fiscal year ended June 30, 2008 by $572,900, as well as increase total liabilities and Total Stockholders’ Deficit at June, 30 2008 by $433,300. The restatements decrease the Net Loss for the fiscal year ended June 30, 2009 by $433,300.

The liability was recorded at the fair market value at the issuance date of the free standing warrants and recalculated on the quarterly measurement date, with the net change in the contingent liability credited to the change in derivative value in the Consolidated Statement of Operations for each period in accordance with EITF – 0019 resulting in the following restatement to the financial captions listed below:

Consolidated Balance Sheets			June 30,	June 30,
			2009	2009
			as originally	as restated
			reported
Contingent liabilities			$-	$-
Total Liabilities			$8,723,655	$8,723,655
Additional paid in capital			$173,867,627	$172,861,427
Deficit accumulated during development stage			$(187,798,01)	$186,791,819
TOTAL STOCKHOLDERS’ DEFICIT			$(5,234,168)	$5,234,168

Consolidated Statements of Operations-For the Nine Months Ended	March 31, 2009
	(unaudited)
Other Income (Expense)	$(2,038,810)	(1,590,510)
Net (Loss)	$(9,996,483)	(9,563,183)
Loss per Share	$(.02)	(.02)

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

mPhase is headquartered in Norwalk,Connecticut, with additional offices in Little Falls, New Jersey and New York, New York.

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

mPhase uses MEMS to precisely control the machining of silicon-based materials at the micrometer and nanometer scales. This ability has led to the Company's proprietary membrane design that controls the wetting and movement of liquids on a solid surface. mPhase uses microfluidics to control the flow of liquid electrolyte through the porous membrane and is also the basis for other possible applications such as self-cleaning surfaces, filtration and separation and liquid delivery systems

22

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

Emergency Flashlight

On December 5, 2008, the Company signed a contract with Porsche Design Studio to design a premium emergency flashlight (the mPower Emergency Illuminator). The flashlight has initially been sold into the consumer market containing mPhase’s proprietary mechanically-activated lithium reserve battery designed by Eagle Picher. The reserve battery has a potentially infinite shelf-life since it remains in an inert state prior to initial activation. The emergency flashlight is designed for two primary batteries and a secondary back-up battery. The Company is in the process of transitioning the backup battery from the Eagle Picher reserve battery to a cost-reduced modified primary battery with an extended shelf life. On May 14, 2010, the Company announced that both the mPower Emergency Illuminator and its Power on Command Reserve Battery technology (the Eagle Picher battery) have passed a series of rigorous tests necessary to obtain a CE mark that is a mandatory conformity mark enabling both products to be sold into European Economic Area, that includes member and non-members of the European Union. Together with the United States, Europe represents a key market for the flashlight product as part of the Company’s roll-out of the product. The Company is in the process of performing extensive similar testing on the cost-reduced version of its battery to be used as a secondary backup source of power in the mPower Emergency Illuminator.

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

Non-Cash compensation charges. The Company makes extensive use of stock, stock options and warrants as a form of compensation to employees, directors and outside consultants. We incurred non-cash compensation charges totaling $74,565,481 from inception (October 2, 1996) through March 31, 2010.

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

Cumulative losses, net worth and capital needs

The Company has incurred cumulative development stage losses of $189,794,995 and negative cash flow from operations of ($85,253,467) from inception through March 31, 2010. The auditors report for the fiscal year ended June 30, 2009 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". As of March 31, 2010, the Company had a negative net worth of ($4,315,238) compared to a negative net worth of ($5,234,168) as of June 30, 2009 as a result of continuing net losses. The Company has Convertible Debentures funded with JMJ Financial, Inc that should enable the Company to raise significant working capital for the next fiscal year. Draws under this facility during the nine months ended March 31, 2010 amounted to $ 3,236,000 (accounted for as a pay-down of notes receivable) and accrued interest thereon. The Company expects to be able to receive approximately $300,000 per month through August of 2012 under its current Convertible Debentures with JMJ Financial, Inc. While the Company believes these facilities will fund short term capital needs it may from time to time need to supplement such funding. In the longer term, we estimate that the Company will need to raise approximately $5-15 million of additional capital above the funds through June 30, 2011 in order to fund commercialization of its products. The Company does not expect to derive any material revenue from its Nanotechnology product development until the third quarter of fiscal year 2011.

THREE MONTHS ENDED MARCH 31, 2010 VS. MARCH 31, 2009

REVENUE

Total revenues were $141,747 for the three months ended March 31, 2010 compared to $44,029 for the three months ended March 31, 2009. Revenue derived in the current quarter was related to billings under a Phase II U.S. Army Grant of $750,000 (net to the Company of $500,000) that began September 2008.

RESEARCH AND DEVELOPMENT

Research and development expenses were $712,266 for the three months ended March 31, 2010 as compared to $265,552 during the comparable period in 2009 or an increase of $446,714. This increase in spending is a result of acceleration of work to bring its emergency flashlight using its mechanically activated reserve battery to market . In connection with such efforts the Company incurred increased research and development expenses with major vendors including Eagle Pitcher totaling $149,185, Porsche Design Studio $38,154and Microphase Corporation $75,000, respectively, for the quarter ended March 31, 2010.

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

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $452,835 for the three months ending March 31, 2010 up from $429,965 or an increase of $22,870 from the comparable period in 2009. The increase in G&A expense is primarily the result of increased expenditures in marketing for its emergency flashlight.

OTHER (EXPENSE) AND INCOME

Included in the current quarter are non-cash charges and costs associated with convertible debt that include a non-cash credit for the change in derivative value due to a decrease of $2,734,140 in the derivative liability, reduced by amortization of debt discount costs of $828,136, resulting in net income of $1,906,004 from derivative liabilities associated with the Company's convertible debt in the three months ended March 31, 2010 as opposed to a net charge from derivative liabilities of $26,800 for the same period in the prior year and is not indicative of operating results.

NET INCOME AND (LOSS)

The Company recorded net income of $893,905 for the three months ended March 31, 2010 as compared to a loss of $656,134 for the three months ended March 31, 2009. This represents a net gain per common share of $.00 (based upon weight average shares of 1,057,751,508) and loss per share of $.01(based upon weight average shares of 671,278,600) for the three month periods ended March 31, 2010 and 2009 respectively. The decrease in net loss is attributable to significant non-operating income resulting from non-cash changes from derivative liabilities associated with the Company’s convertible debt recorded for the three months ended March 31, 2010.

NINE MONTHS ENDED MARCH 31, 2010 VS MARCH 31, 2009

REVENUE

Total revenues were $228,122 for the nine months ended March 31, 2010, compared to $95,152 for the nine months ended March 31, 2009. Revenue for this period is primarily associated with a Phase II Grant from the U.S. Army for developing a standby or backup battery for electronics based upon the technology of its nanotechnology battery.

RESEARCH AND DEVELOPMENT

Research and development expenses were $ 1,805,839 for the nine months ended March 31, 2010, as compared to $ 868,848 during the comparable period in 2009, or an increase of $936,991. During the most recent period the Company had incurred most of its research and development expenses with strategic vendors such as Porsche Design Studio, MKE and Eagle Picher in connection with the development of an emergency flashlight using the Company’s mechanically-activated battery product for both commercial and military applications. The overall increase in expense from the prior period is primarily a result of increased research and development efforts regarding its battery technology.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative expenses were $1,363,049 for the nine months ended March 31, 2010, decreasing from $7,168,950, or a $5,805,901 decrease from the comparable period in 2009. The decrease is primarily due to significant non-cash charges relating to the issuance of common stock and options to employees and consultants, which amounted to $5,511,950 during the nine month period ended on March 31, 2009. This decrease is augmented by an additional $294,109 reduction of other General and Administrative expenses primarily due to the fact that the Company engaged in significant salary reductions for its employees in late September of 2008 that has continued and the Company has reduced the size of its staff to 8 full time employees.

OTHER INCOME (EXPENSE)

Other Income and (Expense) was $(41,252) for the nine months ended March 31, 2010, compared to expense of ($1,590,510) for the comparable period ended March 31, 2009. This change is primarily due to a net credit to income for the the change in derivative value due to a decrease of $2,775,787 in the derivative liability, reduced by amortization of debt discount costs of $2,082,818, resulting in net income of $692,969 from derivative liabilities in the nine months ended March 31, 2010; as opposed to a net charge to income from derivative liabilities totalling $1,263,891 for the same period in the prior year; and an increase in interest expense (including beneficial conversion interest charges) totaling $580,803 offset by a reduction of reparation expenses of $173,201 in the current period.

NET LOSS

The Company recorded a net loss of ($3,003,176) for the Nine Months ended March 31, 2010, as compared to a loss of ($9,563,183) for the nine months ended March 31, 2009. This represents a loss per common share of ($.00 ) for the nine month period ended March 31, 2010 , as compared to a loss per common share of ($0.02) for the nine months ending March 31, 2009, based upon weighted average common shares outstanding of 1,003,375,484 and 592,455,950, respectively. Overall, the decreased loss is a result of non cash charges related to the issuance of common stock and the decrease in cost associated with convertible debt securities. This is offset in part by a significant reduction in personnel expense.

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

OPTIONS, WARRANTS AN OTHER CONVERTIBLE EQUITY INSTRUMENTS

STOCK BASED COMPENSATION- On July 1, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment" (SFAS 123R). SFAS 123R revised SFAS 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The fair value of options granted in fiscal year ended June 30, 2008 and 2009 was estimated as of the date of grant using the Black-Sholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, an average life of 5 years, annual volatility of 71% and 80.3% and a risk-free interest rate 2.25% and 3.0%in the years 2008 and 2009 respectively.

MATERIAL EQUITY INSTRUMENTS -The Company has material equity instruments including Convertible Debentures and Convertible Notes that are accounted for as Derivative liabilities (SEE BELOW) and options and warrants that are evaluated quarterly for potential reclassification as liabilities pursuant to EITF 00-19 (SEE ALSO NOTE 4. EQUITY TRANSACTIONS AND CONVERTIBLE DEBT under the caption "Other Equity"). The Company utilized a sequencing method prescribed by FASB Standards Codification Topic 815 (previously known EITF 00-19), based upon applying shares available to contracts with the earliest inception date first. During the fiscal year ended June 30, 2008 the Company reclassified contracts for warrants to purchase 12,604,168 shares at fixed prices ranging from $.13 to $.15 per share to liabilities. The liability was recorded at the fair market value, such estimated value, as restated, was based upon the contractual life of the free standing warrants, using the Black Scholes pricing model, based on the following weighted average assumptions: annual expected return of 0%, an average life of 5 years, annual volatility 81% and a risk-free interest rate 2.25% . At the issuance date of the free standing warrants, such warrants were issued during the fourth quarter of fiscal June 30, 2008; the estimated value approximated $1,006,200 and as recalculated on the quarterly measurement dates, at June 30, 2008 the estimated value approximated $433,300. During the nine months ended March 31, 2009, the estimated value was determined to no longer be material. The net change in the liability was credited to the change in derivative value in the Consolidated Statement of Operations for the Fiscal years ended June 30, 2008 and 2009 for $572,900 and $433,300, respectively, for each of these periods in accordance FASB Standards Codification Topic 815 (previously known EITF 00-19). Effective May, 2009, warrants to purchase 11,111,112 shares, and effective September, 2009, warrants to purchase 1,493,056 shares; representing all of the contracts for warrants to purchase 12,604,168 shares that were reclassified to liabilities during the fiscal year ended June 30, 2008, were reclassified to permanent equity. Subsequent to September 30, 2009 the Company has not entered into, and presently the Company does not have, any have contracts for warrants or other equity instruments subject to reclassification to liabilities as prescribed by FASB Standards Codification Topic 815 (previously known EITF 00-19),

DERIVATIVE FINANCIAL INSTRUMENTS-Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" require all derivatives to be recorded on the balance sheet at fair value. The conversion features of the convertible debentures are embedded derivatives and are separately valued and accounted for on our balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining fair value of our derivatives is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management's judgment and may impact net income. "

MATERIAL RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase's Presidentand Chief Operating Officer of the Company are also officers of Microphase and mPhase's President and Chairman of the Board is a shareholder of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby mPhase uses office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase reimburses Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services were $5,000 per month and were changed to $3,000 in July 2008. In addition, Microphase also charges fees for specific projects on a project-by-project basis. During the nine months ended March 31, 2009 and 2010 and from inception (October 2, 1996) through March 31, 2010, $44,462, $283,210 and $9,606,682, respectively, have been charged to expense.

As a result of the foregoing transactions, as of March 31, 2010, the Company had a payable to Microphase of $49,961

JANIFAST LTD.

The Company has historically purchased products and incurs certain research and development expenses with Janifast Ltd., which is owned by U.S. Janifast Holdings, Ltd., a company in which two directors of mPhase are significant shareholders and one is an officer, in connection with the manufacturing of POTS Splitter shelves and component products including cards and filters sold by the Company that were discontinue in 2007. In March of 2009, Janifast Ltd. ceased operations owing to adverse financial conditions globally. During the Nine Months ended March 31, 2009 and 2009 and the period from inception (October 2, 1996), $0, $0 and $16,031,811 respectively, have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations.

Transactions with Officers

At various points during past fiscal years Messrs. Durando, Dotoli and Smiley provided bridge loans to the Company, evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand.. During the 9 months ended March 31, 2010 interest accrued at 12% on such notes was $74,194and $230,000 of such notes were repaid. This compared to interest accrued at 12% on such notes of $8,582 and a net increase in the principal amount of such notes to $115,087 during the nine months ended March 31, 2009.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On March 31, 2010, Mr. Biderman's affiliated firm of Palladium Capital Advisors was owed unpaid finders fees in the amount of $150,000. During the nine months ended March 31, 2010 and March 31, 2009 finders fees in the amount of $25,000 and $55,000, respectively, were recorded.

Total compensation (including the value of stock awards) to related parties and payables to officers is summarized below:

Summary of compensation to related parties for the Nine Months Ended March 31, 2010

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$150,000	$135,000	$131,250			$416,250
Interest	$47,439	$33,636	$19,880			$100,954
Rent					$27,000	$27,000
G&A					$6,210	$6,210
R&D					$250,000	$250,000
Finders Fees				$25,000		$25,000
Stock based compensation (shares issued)*						$0
Stock based compensation (options issued)*						$0
Total compensation	$197,439	$168,636	$151,130	$25,000	$283,210	$825,414

Summary of payables to related parties as of March 31, 2010

	Durando	Dotoli	Smiley	Microphase
Notes payable	$301,479	$241,306	$119,030
Due to Officers / Affiliates	$0	$0	$0	$49,961
Interest Payable	$108,912	$96,149	$59,680

Total Payable to related parties as of March 31, 2010	$410,391	$337,455	$178,710	$49,961

Summary of Compensation to related parties for the Nine Months Ended March 31, 2009

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$225,718	$184,000	$137,500			$547,218
Interest	42,945	$48,992	1,679			$93,616
Rent					$27,000	$27,000
G&A					$17,462	$17,462
Finders Fees				$55,000		$55,000
Stock based compensation (shares issued)*	$1,215,000	$720,000	$450,000	$180,000		$2,565,000
Stock based compensation (options issued)*	$1,350,000	$810,000	$486,000	$54,000		$2,700,000
Total compensation	$2,833,663	$1,762,992	$1,075,179	$289,000	$44,462	$6,005,296

Common stock issued*	27,000,000	16,000,000	10,000,000	4,000,000		57,000,000
Options issued (5years @5 cents)	50,000,000	30,000,000	18,000,000	2,000,000		100,000,000

Summary of payables to related parties as of March 31, 2009

	Durando	Dotoli	Smiley	Microphase	Janifast	Total
Notes payable	$617,582	$450,756	$264,225			$1,332,563
Deferred Compensation	$0	$0				$0
Due to Officers / Affiliates	$17,000	$17,000		$68,846	$(19,336)	$83,510
Interest Payable	42,945	48,992	$1,679			$93,615
Total Payable to Officers	$677,528	$516,748	$265,903	$68,846	$(19,336)	$1,509,688

*Shares issued to officers are pursuant to agreements dated August 8, 2008 between the Company and the Messrs. Durando, Dotoli and Smiley. The agreements state that the stock granted may not be sold until the earlier of two (2) years or when the stock price for 60 consecutive days closes at a price of $.25 per share or greater and the average trading volume during such 60 day period is not less than 1,000,000 shares per day.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative development stage losses of ($189,794,995) and negative cash flow from operations of ($85,253,467). The auditors report for the fiscal year ended June 30, 2009 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". As of March 31, 2010, the Company had a negative net worth of ($ 4,315,238 ) compared to a negative net worth of ($(5,234,168) as of June 30, 2009 as a result of continuing net losses. The Company has convertible debt outstanding that is subject to additional funding which potentially allows the Company access to additional funding of approximately $6.6 million Such facilities should enable the Company to raise significant working capital for the next fiscal year. Draws under these arrangements for the nine months March 31, 2010 amounted to $3,236,000. While the Company believes these facilities will fund short term capital needs it may from time to time need to supplement such funding. In the longer term, we estimate that the Company may need to raise approximately $5 million of additional capital above the funds anticipated from the note receivable. Such monies would be necessary primarily to roll-out its Emergency Flashlight produce and fund future expenditures for commercialization of its SmartBattery products. The Company does not expect to derive any material revenue from its Nanotechnology product development until the first quarter of fiscal year 2010.

MANAGEMENT'S PLANS

The Company has shifted its focus to the development of products using the science of Nanotechnology. The Company does not expect to derive any material revenue from its Emergency Flashlight product until the first quarter of fiscal year 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at March 31, 2010.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company may be involved in legal actions in the ordinary course of business.

normal course of business.

ITEM 2. CHANGES IN SECURITIES

Private Placements

During the nine months ended March 31, 2010, the Company issued 30,666,667 shares of its common stock at $.0075 and $.0125 per share in private placements generating gross proceeds of $250,000 with placement costs of $25,000, netting $225,000.

During the nine months ended March 31, 2009, the Company issued 39,000,000 shares of its common stock at $.05 and $.01per share in private placements generating net proceeds of $495,000 after placement costs of $55,000. Related to these transactions was the issuance of 11,522,000 shares as reparations shares to effect re-pricing costing an estimated $316,172.

Stock Based Compensation

During the nine months ended March 31, 2010, the Company issued 2,050,000 shares of common stock to employees and consultants valued at $43,050.

During the nine months ended March 31, 2009, the Company issued 5 year options to purchase 104,675,000 shares of common stock at $.05 per share. The value of such options was estimated to be $2,825,900 using the Black Scholes method. In addition, 61,750,000 shares of common stock valued at $2,779,650 were issued to employees and consultants.

Conversion of debt securities and Strategic vendor payables

During the nine months ended March 31, 2010, $2,749,250 of convertible debt and accrued interest thereon was converted into 177,696,672 shares of Common stock.

During the nine months ended March 31, 2010, $200,000 of accounts payable to Microphase Corporation was converted into 26,666,667 shares of Common stock. The Company recorded $586,667 interest expense on the beneficial conversion feature. The Company recorded $82,609 interest expense on the beneficial conversion feature of officers’ notes during the nine months ended March 31, 2010.

During the nine months ended March 31, 2009, $ 2,589,922 of convertible debt was converted into 193,776,400 shares of common stock.

A summary of our arrangement is as follows:

Arrangement #1 (LaJolla Cove Investors Inc,)

On Sept 11, 2008, the Company received proceeds of $200,000 under a Securities Purchase Agreement from La Jolla Cove Investors, Inc. This transaction involves three related agreements: 1) a Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $2,000,000 of funds; 2) a Convertible Debenture totaling $2,000,000, with an interest rate of 7 1/4% and a maturity date of September 30, 2011 and 3) a Secured Note Receivable in the amount of $1,800,000, with an interest rate of 8 1/4% and maturity date of September 30,2011 due from the same parties who are the holders of the Convertible Debentures. Conversion of outstanding debentures into common shares is at the option of the holder at a price equal to the dollar amount of the debenture divided by the lesser of $.35 per share or 80% of the three lowest Volume Weighted Average Prices during a 20 day trading period. At the time of the transaction (September 11, 2008) the derivative value of this security was calculated to be $1,176,471. The agreement also provides for the Company to decline advances when the Company stock price falls below $.04.

As of December 31, 2009 this value had increased to $1,076,482. On March 31, 2010, given the changes in the stock price, this value had decreased to $467,728, a $608,753 decrease this quarter creating a non-cash credit to earnings for the quarter ended March 31, 2010 of that amount. During the nine month period ended March 31, 2010, amortization of debt discount amounted to $214,938 reducing the balance to $359,498. As of March 31, 2010 the note receivable had a balance of $1,800,000 and the note payable had a balance of $1,810,000; for which the Company recorded a reserve for utilization against each of $300,000.

Arrangement #2 JMJ Financial

On March 31, 2008, the Company entered into a second agreement with JMJ Financial. This transaction involves; 1) a Convertible Debenture in the amount of $1.1 million, with a one time interest factor of 12% and a maturity date of December 31, 2011 and 2) a Secured Note Receivable in the amount of $1.0 million, with a one time interest factor of 13.2 % and maturity date of December 31, 2012 due from the same party who is the holder of the Convertible Debenture. Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the Lowest Trading Price during the 20 day trading period prior to conversion. For the Nine Months ended March 31, 2010 the Company received $900,000 of cash draws under the Debenture and the holder had converted into 122,776,037 common stock principal and accrued interest thereon in the amount of $1,891750.

On June 30, 2009 the derivative value of this security was calculated to be $444,552. On September 30, 2009, that amount was 195,721 and on December 31, 2009 that value was decreased to $55,595 given the changes in the stock price combined with the fact that the principle plus interest due under the debenture had material conversions in satisfaction of the debt liability, reducing the outstanding debt to $79,025; and this note was reduced futher to zero by March 31, 2010. The decrease in the derivative liability for the three months ended March 31, 2010 was $55,595. During the nine month period ended March 31, 2010, amortization of debt discount amounted to $508,821 reducing the debt discount balance also to zero.

Arrangement#3 (JMJ Financial, Inc.)

On August 19, 2009, the Company received proceeds of $250,000 in connection with a third agreement with JMJ Financial. This transaction involves 1) a Convertible Debenture in the amount of $1,870,000, plus a one time interest factor of 12% ($224,400) and a maturity date of August 10, 2012 and 2) a Secured Note Receivable in the amount of $1,700,000 plus a one time interest factor of 13.2% ($224,400) and a maturity date of August 10, 2012 due from the same partys who is the holder of the Convertible Debenture. Conversion of outstanding into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. At the commitment date the derivative liability for the embedded conversion feature of such security was $1,054,395 and the debt discount was valued at $1,224,395. . For the Nine Months ended March 31, 2010 the Company the holder had converted into 54,920,635common stock principal and accrued interest thereon in the amount of $857,500.

On September 30, 2009 the derivative liability had decreased to $759,333. and on December 31, 2009, this value had increased to$1,076,482. On March 31, 2010, given the changes in the stock price this value had decreased to $467,728, a $608,753 decrease this quarter creating a non-cash credit to earnings for the quarter ended March 31, 2010 of that amount. During the nine month period ended March 31, 2010, amortization of debt discount amounted to $765,574 reducing the balance to $458,821.

Arrangement#4 (JMJ Financial, Inc.)

On September 30, 2009, the Company received a total of $150,000 of proceeds in connection with another agreement with JMJ Financial. This transaction involves 1) A Convertible Debenture in the amount of $1,200,000 plus a one time interest factor of 12% ($144,000) and a maturity date of September 23, 2012 and (2) a Secured Note in the amount of $1,100,000 plus a one time interest rate factor of 13.2% ($144,000 each) and a maturity date of September 23, 2012 due from the same party who is the holder of the Convertible Debenture.Conversion of outstanding into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. In addition, the Company has received a commitment from JMJ Financial to enter into an identical financing not later than 60 days from September 23, 2009. At the commitment date of September 23, 2009, the embedded conversion feature of such security was $480,000 and the debt discount was valued at $580,000.

On September 30, 2009, the derivative liability had increased to $487,272, and on December 31, 2009, this value had increased to $844,221, On March 31, 2010, given the changes in the stock price this value decreased to $429,268, a $414,953 decrease for this quarter creating a non-cash credit to earnings for the quarter ended March 31, 2010 of that amount. During the nine month period ended March 31, 2010, amortization of debt discount amounted to $144,999 reducing the balance to $435,001.

Arrangement#5 (JMJ Financial, Inc.)

On November 17, 2009, the Company received a total of $186,000 of proceeds in connection with another agreement with JMJ Financial. This transaction involves 1) a Convertible Debenture in the amount of $1,200,000 plus a one time interest factor of 12% ($144,000) and a maturity date of September 23, 2012 and (2) a Secured Note in the amount of $1,100,000 plus a one time interest rate factor of 13.2% ($144,000 each) and a maturity date of September 23, 2012 due from the same party who is the holder of the Convertible Debenture. Conversion of outstanding into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. At the commitment date the derivative value of the embedded conversion feature of such security was $536,000 and the debt discount was valued at $636,000.

On December 31, 2009, this value had increased to $844,221.On March 31, 2010, given the changes in the stock price this value had decreased to $429,268., a $414,953 decrease this quarter creating a non-cash credit to earnings for the quarter ended March 31, 2010 of that amount. During the nine month period ended March 31, 2010, amortization of debt discount amounted to $70,667 reducing the balance to $565,333.

Arrangement#6 (JMJ Financial, Inc.)

On December 22, 2009, the Company received a total of $300,000 of proceeds in connection with another agreement with JMJ Financial. This transaction involves 1) a Convertible Debenture in the amount of $1,500,000 plus a one time interest factor of 12% ($180,000) and a maturity date of December 15, 2012 and (2) a Secured Note in the amount of $1,400,000 plus a one time interest rate factor of 13.2% ($180,000 each) and a maturity date of December 15, 2012 due from the same party who is the holder of the Convertible Debenture.

Conversion of outstanding into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. In addition, the Company has received a commitment from JMJ Financial to enter into similar financing arrangement which involves involves 1) a Convertible Debenture in the amount of $1,200,000 plus a one time interest factor of 12% ($144,000) and a maturity date of December 15, 2012 and (2) a Secured Note in the amount of $1,100,000 plus a one time interest rate factor of 13.2% ($144,000 each) and a maturity date of December 15, 2012, such financing to commence not later than February 15, 2009. At the commitment date, the derivative value of the embedded conversion feature of such security was $542,714 and the debt discount was valued at $642,714.

On December 31, 2009, this value had increased to $1,055,276.On March 31, 2010, given the changes in the stock price this value had decreased to $536,585, a $518,691 decrease this quarter creating a non-cash credit to earnings for the quarter ended March 31, 2010 of that amount. During the nine month period ended March 31, 2010, amortization of debt discount amounted to $70,603 reducing the balance to $572,111.

Arrangement#7 (J. Fife)

On March 5, 2010, the Company received $495,000 after payment of $5,000 in legal fees under a Securities Purchase Agreement from John Fife. This transaction involves the following related agreements: 1) a Securities Purchase Agreement governing the sale of a $550.000 7.5 % Convertible Note and two additional $275,000 Convertible Notes to be funded in the future each with maturity dates 3 years from the issuance thereof; 2) a Convertible Note totaling $550,000, with an interest rate of 7.5% and a maturity date of March 3, 2011 3) two Secured Notes Receivable in the amount of $250,000 each with an interest rate of 7.5% per annum and a maturity date of 4 years from the date of issuance and a Security Agreement from the same party who is the holder of the Convertible Notes. Conversion of outstanding debentures into shares of common stock is at the option of the holder at a price equal to the dollar amount of the debenture divided by 75% of the three lowest Volume Weighted Average Prices during a 20 day trading period. At the time of the transaction (March 5, 2010) the derivative value of this security was calculated to be $193,767.

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

During the fiscal year ended June 30, 2008 the Company reclassified contracts for warrants to purchase 12,604,168 shares of the Company’s common stock at fixed prices ranging from $.13 to $.15 per share to liabilities. Contracts for warrants to purchase 11,111,112 shares of the Company’s common stock at $.14 per share were reclassified to permanent equity in May of 2009, and contracts for warrants to purchase 1,604,168 shares of the Company’s common stock at fixed prices ranging from $.13 to $.15 per share were reclassified to permanent equity in September, 2009. At the issuance dates during the fiscal year ended June 30, 2008 the estimated value of the liability of these warrants approximated $1,006,200; and as recalculated on the quarterly measurement dates, as of June 30, 2008 the estimated value of the liability approximated $433,300, and during the nine months ended March 31, 2009 the estimated value of the liability was determined to no longer be material. The net change in the liability was credited to the change in derivative value in the Consolidated Statement of Operations for each period in accordance FASB Standards Codification Topic 815 (previously known EITF 00-19).

Subsequent to September 30, 2009 the Company has not entered into, and presently the Company does not have, any have contracts for warrants or other equity instruments subject to reclassification to liabilities as prescribed by FASB Standards Codification Topic 815 (previously known EITF 00-19),

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Form 8k dated March 5, 2010 relating to the issuance of a $550,000 Convertible Debenture by the Company

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

mPHASE TECHNOLOGIES, INC.

Dated: May 17 , 2010	By:/s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President
Chief Financial Officer and General Counsel