Form 10-K/A
period 2009-06-30
MPHASE TECHNOLOGIES INC
filed 2010-06-04
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 4)

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

Explanatory Note

This Form 10-K/A (Amendment No.4)  is being filed for the purpose of restating the financial statements for the fiscal years ended June 30, 2008 and 2009 as contained in the Company's Form 10-K filed with the U.S. Securities and Exchange Commission on October 7, 2009. The restatement involves reclassifying certain equity instruments out of additional paid in capital into other contingent liabilities for free standing warrants to issue shares at a fixed price as such warrants were issued subsequent to the Company entering into Convertible Debenture agreements which have features that may result in the obligation to issue shares in excess of authorized shares available. The contingent liability was recorded at the fair market value at the issuance date of the free standing warrants and recalculated at June 30, 2008 and during the FYE June 30, 2009, on the quarterly measurement dates, with the net change in the contingent liability credited to the change in derivative value in the Consolidated Statement of Operations for each period in accordance with FASB codification standards topic 815 (previously known as EITF 00-19). The restatements decrease the Net Loss for the fiscal year ended June 30, 2008 by $572,900, as well as increase total liabilities and Total Stockholders' Deficit at June, 30 2008 by $433,300. The restatements decrease the Net Loss for the fiscal year ended June 30, 2009 by $433,300.

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

This form 10-K/A (Amendment No.4)  has not been updated for any events or subsequent information other than the restatements discussed above.

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

Other Equity Transactions

During the year ended, June 30, 2008, the Company issued 500,000 shares of stock, 110,000 of options and approximately 13.1 million warrants to purchase common stock valued at $346,985 to individuals and investors. In addition, it issued approximately 5.2 million shares of common stock valued at $230,927 to reflect re-pricing agreements, 1,109,200 shares were issued to pay for finders fees valued at $100,000 and issued 5,250,000 shares of common stock valued at $165,000 in connection with debt financing arrangement (see convertible debt below) The fair value of shares issued was estimated as of the date of grant using the Black-Scholes pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of ranging between 70 -81%, based on a risk-free interest rate of 2.25% and expected option life of 5 years.

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

As of June 30, 2009, the management of the Company carried out an assessment, under the supervision of and with the participation of the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Financial Officer initially concluded that the Company's disclosure controls and procedures were effective as of June 30, 2009; however we did note certain deficiencies considered to be a reportable condition which it described as a deficiency. In light of the restatements of the financial statements for the fiscal years ended June, 30, 2008 and 30, 2009, and the Consolidated Statements of Operations included in its nterim quarterly reports for the three months ended September 30, 2008; six months ended December 31, 2008 and the nine months ended March 31, 2009; management has revised its conclusion and considers the condition identified at that time now to have been a material weakness.

Management has now determined the Company’s disclosure controls and procedures were not effective as of June 30, 2009 .The Company's management performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to all the balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Annual Report on Form 10-K, to ensure that the Company's Annual Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Annual Report, as restated, fairly present, in all material respects, the Company's financial condition, results of operations, and cash flows for the periods presented.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Our evaluation initially concluded that the company had no material weakness which would result in the reasonable possibility of a material misstatement described above; yet it did bring certain matters to our attention and we noted that we consider being a reportable condition. In light of the restatements of the financial statements for the fiscal years ended June, 30, 2008 and 30, 2009, and the Consolidated Statements of Operations included in its Interim quarterly reports for the three months ended September 30, 2008; six months ended December 31, 2008 and the nine months ended March 31, 2009; management has revised its conclusion and considers the condition identified at that time now to have been a material weakness.

We noted that a condition which management now considers a material weakness existed because of the Company's lack of sufficient resources of sufficient resources of accounting personnel with an appropriate level of knowledge and experience commensurate with the increasingly expanding financial reporting requirements of the Company, in both scope and complexity, as promulgated by SEC and generally accepted accounting principles (GAAP). The Company has obtained, on a fee basis, an outside consultant to act as an accounting manager to assist the Company with the accounting of convertible debentures and derivatives.

Management concluded that the Company did not maintain an effective level of internal control over financial reporting as of June 30, 2009.

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

Changes in Internal Control over Financial Reporting

The Company has made steps toward the improving the internal control condition described above. The Company has obtained, on a fee basis, an outside consultant to act as an accounting manager to assist the Company with the accounting of convertible debentures and derivatives. However, Mphase Technologies is a small company with a total staff of approximately 9 employees and consultants. This size limits and may continue to limit, the Company's ability to provide for adequate backup of financial personnel Accordingly, efforts individually and in the aggregate maybe insufficient to fully eliminate the condition that could adversely affect the organization's ability to record, summarize and report financial data consistent with the assertions of management in the financial statements.

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

10.33.	Amendment No. 3 dated May 19, 2006 to Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc. effective February 3, 2004 for Development of micro fuel cell Nanotechnology.

10.34.	Amendment No. 4 dated February 3, 2007 to Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc. effective February 3, 2004 for Development of micro fuel cell Nanotechnology.

10.35.	Cooperative Research Agreement Rutgers University and mPhase Technologies, Inc. executed October 18, 2005.

10.36.	Modification No. 1 to Cooperative Research Agreement with Rutgers University dated February 22, 2006.

10.37.	Modification No. 2 to Cooperative Research Agreement with Rutgers University dated September 22, 2006.

10.38.	Modification No. 3 to Cooperative Research Agreement with Rutgers University dated February 7, 2007.

10.40.	CT NanoBusiness Alliance Consulting Agreement dated May 10, 2007.

10.41.	Amendment No.5 dated April 28, 2007 to Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc. effective February 3, 2004 for Development of micro fuel cell Nanotechnology.

10.43*	Cooperative Research and Development Agreement between US Army Picatinny Arsenel and mPhase Technologies, Inc. dated December 20, 2006. (Exhibit 43 to Form S-1 filed July 12, 2007, File No. 333-144527).

10.44	Small Business Technology Transfer Collaboration Agreement between Rutgers University and mPhase Technologies, Inc. dated June 25, 2007

EXHIBITS
NUMBER
REFERENCE	DESCRIPTION

10.46*	Phase I Army Grant dated July 7, 2007 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.47*	Securities Purchase Agreement dated December 11, 1007 between mPhase Technologies, Inc. and Golden Gate Investors and Related Documents in connection with $1,500,000 Convertible Debenture Financing (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.48*	Securities Purchase Agreement dated February 29, 2008 between St. George Investments and mPhase Technologies, Inc and Related Documents in connection with $550,000 Convertible Debenture Financing. (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.49*	Documentation including $350,000 Convertible Note and $1,000,000 Convertible Note and Secured Note for $1,000,000 Financing between mPhase Technologies, Inc. and JMJ Financial dated March 25, 2008 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.52*	Phase II Army Grant dated August 29, 2008 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.53*	Securities Purchase Agreement dated September 12, 2008 between mPhase Technologies, Inc. and La Jolla Cove Investors and Related Documents in connection with $2,000,000 Convertible Debenture Financing (Form 8K filing dated September 18, 2008)

10.54	Design Development Agreement between mPhase Technologies, Inc. and Porsche Design Studio for Emergency Flashlight dated November 3, 2008.

10.55*	Documentation dated December 31, 2008 for $1,100,000 Convertible Note and Secured Note Financing between mPhase Technologies, Inc. and JMJ Financial and Amendment to $350,000 Convertible Note Financing (Form 8K Filing dated January 21, 2009, Commission File No. 000-24969)

10.56	Eagle Picher Proposal for mPhase Technologies, Inc. dated January 26, 2009 for design and development of mechanically-activated Reserve Battery to be used in Emergency Flashlight.

10.57*	Termination Agreement with Golden Gate Investors dated March 17, 2009 with respect to Convertible Debenture Financing dated December 11, 2007 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.59*	Documentation including $1,870,000 Convertible Note and Secured Note for Financing with JMJ Financial dated August 21, 2009 (Form 8K Filing dated August 21, 2009, Commission File No. 000-24969)

21*	List of Subsidiaries (incorporated by reference to Exhibit 21 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DEBT DISCOUNTS

Costs incurred with parties who are providing the actual long-term financing, which generally may include the value of warrants, fair value of the derivative conversion feature, or the intrinsic value of conversion features associated with the underlying debt, are reflected as a debt discount. These costs and discounts are generally amortized over the life of the related debt.

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

Subsequent to September 30, 2009 the Company has not entered into, and presently the Company does not have, any have contracts for warrants or other equity instruments subject to reclassification to liabilities as prescribed by FASB Standards Codification Topic 815 (previously known EITF 00-19).

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

The table below presents a reconciliation for liabilities measured at fair value on a recurring basis at June 30, 2009 and 2008:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	June 30, 2009	June 30, 2008
Balance at July 1, 2008 and 2007	$1,183,451 $	0
Increase (Decrease) in Derivative and associated liabilities	(249,058)	2,818,14 9
Debt discounts	1,446,423	(1,634,698)
Balance at June 30, 2009 and 2008	$2,380,816 $	1,183,451

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 14. RESTATEMENT OF RESULTS

The restatement involves reclassifying certain equity instruments out of additional paid in capital into other contingent liabilities for free standing warrants to issue shares at a fixed price as such warrants were issued subsequent to the Company entering into Convertible Debenture agreements which have features that may result in the obligation to issue shares in excess of authorized shares available. The liability was recorded at the fair market value, such estimated value, as restated, was based upon the contractual life of free standing warrants. At the issuance date of the free standing warrants the estimated value approximated $1,006,200 and as recalculated on the quarterly measurement dates, at June 30, 2008 the estimated value approximated $433,300 and during the fiscal year ended June 30, 2009, the estimated value was determined to no longer be material, with the net change in the liability credited to the change in derivative value in the Consolidated Statement of Operations for each period in accordance FASB Standards Codification Topic 815 (previously known EITF 00-19).

The restatements decrease the Net Loss for the fourth quarter and for the fiscal year ended June 30, 2008 by $572,900, as well as increase total liabilities and Total Stockholders’ Deficit at June, 30 2008 by $433,300. The restatements decrease the Net Loss for the fiscal year ended June 30, 2009 by $433,300.The contingent liability was recorded at the fair market value at the issuance date of the free standing warrants and recalculated on the quarterly measurement date, with the net change in the liability credited to the change in derivative value in the Consolidated Statement of Operations for each period in accordance with FASB Standards Codification Topic 815 (previously known EITF 00-19) resulting in the following restatement to the financial captions listed below:

Consolidated Balance Sheets	June 30, 2008 as originally reported	June 30, 2008 as restated	June 30, 2009 as originally reported	June 30, 2009 as restated
Other derivative liabilities	$-	$433,300	$-	$-
Total Liabilities	$5,155,686	$5,588,986	$8,723,655	$8,723,655
Additional paid in capital	$165,067,510	$164,061,310	$173,867,627	$172,861,427
Deficit accumulated during development stage	$(172,268,340)	$(171,695,440)	$(187,798,019)	$(186,791,819)
TOTAL STOCKHOLDERS’ DEFICIT	$(2,804,853)	$(3,238,153)	$(5,234,168)	$(5,234,168)

Consolidated Statements of Operations
Other Income (Expense)	$1,096,340	$1,669,240	$(4,872,425)	$(4,439,125)
Net (Loss)	$(3,956,721)	$(3,383,821)	$(15,529,677)	$(15,096,377)
Loss per Share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

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

mPHASE TECHNOLOGIES, INC.
Dated: June 4, 2010	By:	/s/ RONALD A. DURANDO
Ronald A. Durando
President, CEO

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Ronald A. Durando, Chief Executive Officer, Director	June 4, 2010

Gustave T. Dotoli, Chief Operating Officer, Director	June 4, 2010

Martin S. Smiley, EVP, Chief Financial Officer, and General Counsel, Director	June 4, 2010

Anthony Guerino, Director	June 4, 2010

Abraham Biderman, Director	June 4, 2010

Victor Lawrence, Director	June 4, 2010