Form 10-Q/A
period 2009-09-30
MPHASE TECHNOLOGIES INC
filed 2010-06-04
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment no. 4)

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

YES [X] NO [ ]

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF NOVEMBER 2, 2009 IS 1,026,658,256 SHARES SHARES, ALL OF ONE CLASS OF $.01 STATED VALUE COMMON STOCK.

Explanatory Note

This Form 10-Q/A (4) is being filed for the purpose of revising Management’s conclusion regarding its disclosure controls and procedures  for the quarter ended September 30, 2009.

This Form 10Q/A (4) has not been updated for any events or subsequent information other than the restatements discussed above.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. In light of the restatements of the financial statements for the fiscal year ended June 30, 2009, and the Consolidated Statements of Operations included in its interim quarterly report for the three months ended September 30, 2008, management has revised its conclusion and considers the condition identified at that time now to have been a material weakness. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, as revised, that these disclosure controls and procedures were not effective.

We noted that a condition which management now considers a material weakness existed because of the Company's lack of sufficient resources of accounting personnel with an appropriate level of knowledge and experience commensurate with the increasingly expanding financial reporting requirements of the Company, in both scope and complexity, as promulgated by SEC and generally accepted accounting principles (GAAP). The Company has made steps toward the improving the internal control condition described above. The Company has obtained, on a fee basis, an outside consultant to act as an accounting manager to assist the Company with the accounting of convertible debentures and derivatives. However, mPhase Technologies is a small company with a total staff of approximately 9 employees and consultants. This size limits and may continue to limit, the Company's ability to provide for adequate backup of financial personnel Accordingly, efforts individually and in the aggregate maybe insufficient to fully eliminate the condition that could adversely affect the organization's ability to record, summarize and report financial data consistent with the assertions of management in the financial statements.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

EXHIBITS	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 .

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: June 4, 2010	By: /s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President
Chief Financial Officer and General Counsel