Form 10-Q/A
period 2009-12-31
MPHASE TECHNOLOGIES INC
filed 2010-06-04
CIK 825322

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

Explanatory Note

This Form 10-Q/A (4) is being filed for the purpose of revising Management’s conclusion regarding its disclosure controls and procedures for the quarter ended December 31, 2009.

This Form 10Q/A (4) has not been updated for any events or subsequent information other than the restatements discussed above.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. In light of the restatements of the financial statements for the fiscal year ended June 30, 2009, and the Consolidated Statements of Operations included in its interim quarterly report six months ended December 31, 2008 management has revised its conclusion and considers the condition identified at that time now to have been a material weakness. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, as revised, that these disclosure controls and procedures were not effective.

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