Form 10-K/A
period 2009-06-30
MPHASE TECHNOLOGIES INC
filed 2010-07-20
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 5)

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

Explanatory Note

This Amendment No. 5 to Form 10K for mPhase Technologies, Inc. for the period ended June 30, 2009, is being filed for purposes of correcting certain errors contained in the table of exhibits of Amendment No. 4 to Form 10K for the period ended June 30, 2009.

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

3.1**	Certificate of Incorporation of the Company.

3.2**	Bylaws of the Company

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

10.10*	Company's 2001 Stock Incentive incorporated by reference to Exhibit C to Preliminary Proxy on Schedule 14A filed on March 21, 2001 (file no. 000- 30202).

10.18***	Development Agreement effective February 3, 2004 between Lucent Technologies, Inc. and mPhase Technologies, Inc for development of micro fuel cell Nano Technology.

10.21***	Development Agreement effective March 1, 2005 between Lucent Technologies Inc and mPhase Technologies relating to development of Magnetometers.

10.22***

Amendment No. 2 to Development Agreement executed as of March 9, 2005 amending Development Agreement effective as of February 5, 2004, as amended relating to Micro Power Source Cells between mPhase Technologies, Inc. and Lucent Technologies, Inc.

10.33***	Amendment No. 3 dated May 19, 2006 to Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc. effective February 3, 2004 for Development of micro fuel cell Nanotechnology.

10.34***	Amendment No. 4 dated February 3, 2007 to Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc. effective February 3, 2004 for Development of micro fuel cell Nanotechnology.

10.35***	Cooperative Research Agreement Rutgers University and mPhase Technologies, Inc. executed October 18, 2005.

10.36***	Modification No. 1 to Cooperative Research Agreement with Rutgers University dated February 22, 2006.

10.37***	Modification No. 2 to Cooperative Research Agreement with Rutgers University dated September 22, 2006.

10.38***	Modification No. 3 to Cooperative Research Agreement with Rutgers University dated February 7, 2007.

10.40***	CT NanoBusiness Alliance Consulting Agreement dated May 10, 2007.

10.41***	Amendment No.5 dated April 28, 2007 to Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc. effective February 3, 2004 for Development of micro fuel cell Nanotechnology.

10.43*	Cooperative Research and Development Agreement between US Army Picatinny Arsenel and mPhase Technologies, Inc. dated December 20, 2006. (Exhibit 43 to Form S-1 filed July 12, 2007, File No. 333-144527).

10.44***	Small Business Technology Transfer Collaboration Agreement between Rutgers University and mPhase Technologies, Inc. dated June 25, 2007

EXHIBITS
NUMBER
REFERENCE	DESCRIPTION

10.46*	Phase I Army Grant dated July 7, 2007 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.47*	Securities Purchase Agreement dated December 11, 1007 between mPhase Technologies, Inc. and Golden Gate Investors and Related Documents in connection with $1,500,000 Convertible Debenture Financing (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.48*	Securities Purchase Agreement dated February 29, 2008 between St. George Investments and mPhase Technologies, Inc and Related Documents in connection with $550,000 Convertible Debenture Financing. (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.49*	Documentation including $350,000 Convertible Note and $1,000,000 Convertible Note and Secured Note for $1,000,000 Financing between mPhase Technologies, Inc. and JMJ Financial dated March 25, 2008 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.52*	Phase II Army Grant dated August 29, 2008 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.53*	Securities Purchase Agreement dated September 12, 2008 between mPhase Technologies, Inc. and La Jolla Cove Investors and Related Documents in connection with $2,000,000 Convertible Debenture Financing (Form 8K filing dated September 18, 2008)

10.54***	Design Development Agreement between mPhase Technologies, Inc. and Porsche Design Studio for Emergency Flashlight dated November 3, 2008.**

10.55*	Documentation dated December 31, 2008 for $1,100,000 Convertible Note and Secured Note Financing between mPhase Technologies, Inc. and JMJ Financial and Amendment to $350,000 Convertible Note Financing (Form 8K Filing dated January 21, 2009, Commission File No. 000-24969)

10.56***	Eagle Picher Proposal for mPhase Technologies, Inc. dated January 26, 2009 for design and development of mechanically-activated Reserve Battery to be used in Emergency Flashlight. **

10.57*	Termination Agreement with Golden Gate Investors dated March 17, 2009 with respect to Convertible Debenture Financing dated December 11, 2007 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.59*	Documentation including $1,870,000 Convertible Note and Secured Note for Financing with JMJ Financial dated August 21, 2009 (Form 8K Filing dated August 21, 2009, Commission File No. 000-24969)

21*	List of Subsidiaries (incorporated by reference to Exhibit 21 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference.

** All or portions of such Agreements have been omitted and the Company has requested that the omitted sections be treated as "Confidential Information" pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended and has been filed with the Securities and Exchange Commission separately.

*** Incorporated by reference from Amendment No. 3 to Form 10K filed June 4, 2010, Commission File No. 000-30202

SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.
Dated: July 20, 2010	By:	/s/ RONALD A. DURANDO
Ronald A. Durando
President, CEO

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Ronald A. Durando, Chief Executive Officer, Director	July 20, 2010

Gustave T. Dotoli, Chief Operating Officer, Director	July 20, 2010

Martin S. Smiley, EVP, Chief Financial Officer, and General Counsel, Director	July 20, 2010

Anthony Guerino, Director	July 20, 2010

Abraham Biderman, Director	July 20, 2010

Victor Lawrence, Director	July 20, 2010