Form 10-K/A
period 2009-12-31
MPHASE TECHNOLOGIES INC
filed 2010-08-13
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 6)

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

Explanatory Note

This Form 10-K/A (Amendment No.6)  is being filed for the purpose of restating the financial statements for the fiscal years ended June 30, 2008 and 2009 as contained in the Company's Form 10-K filed with the U.S. Securities and Exchange Commission on October 7, 2009. The restatement involves reclassifying certain equity instruments out of additional paid in capital into other contingent liabilities for free standing warrants to issue shares at a fixed price as such warrants were issued subsequent to the Company entering into Convertible Debenture agreements which have features that may result in the obligation to issue shares in excess of authorized shares available. The contingent liability was recorded at the fair market value at the issuance date of the free standing warrants and recalculated at June 30, 2008 and during the FYE June 30, 2009, on the quarterly measurement dates, with the net change in the contingent liability credited to the change in derivative value in the Consolidated Statement of Operations for each period in accordance with FASB codification standards topic 815 (previously known as EITF 00-19). The restatements decrease the Net Loss for the fiscal year ended June 30, 2008 by $572,900, as well as increase total liabilities and Total Stockholders' Deficit at June, 30 2008 by $433,300. The restatements decrease the Net Loss for the fiscal year ended June 30, 2009 by $433,300.

As discussed in the footnote to the financial, the contingent liability was recorded at the fair market value at the issuance date of the free standing warrants and recalculated  on the quarterly measurement date, with the net change in the contingent liability credited to the change in derivative value in the Consolidated Statement of Operations for each period in accordance with EITF 00-19.

In addition, the Company is also concurrently filing certain additional improvements to its disclosure in this amendment No. 6 to Form 10K/A for the fiscal year ended June 30, 2009. The Company has corrected certain errors contained on pages 70-72 with respect to exhibits incorporated by reference from other filings.

This form 10-K/A (Amendment No.6)  has not been updated for any events or subsequent information other than the matters discussed above.

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

10.33	Amendment No. 3 dated May 19, 2006 to Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc. effective February 3, 2004 for Development of micro fuel cell Nanotechnology.

10.34	Amendment No. 4 dated February 3, 2007 to Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc. effective February 3, 2004 for Development of micro fuel cell Nanotechnology.

10.35	Cooperative Research Agreement Rutgers University and mPhase Technologies, Inc. executed October 18, 2005.

10.36	Modification No. 1 to Cooperative Research Agreement with Rutgers University dated February 22, 2006.

10.37	Modification No. 2 to Cooperative Research Agreement with Rutgers University dated September 22, 2006.

10.38	Modification No. 3 to Cooperative Research Agreement with Rutgers University dated February 7, 2007.

10.40	CT NanoBusiness Alliance Consulting Agreement dated May 10, 2007.

10.41	Amendment No.5 dated April 28, 2007 to Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc. effective February 3, 2004 for Development of micro fuel cell Nanotechnology.

10.43*	Cooperative Research and Development Agreement between US Army Picatinny Arsenel and mPhase Technologies, Inc. dated December 20, 2006. (Exhibit 43 to Form S-1 filed July 12, 2007, File No. 333-144527).

10.44	Small Business Technology Transfer Collaboration Agreement between Rutgers University and mPhase Technologies, Inc. dated June 25, 2007

EXHIBITS
NUMBER
REFERENCE	DESCRIPTION

10.46*	Phase I Army Grant dated July 7, 2007 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.47*	Securities Purchase Agreement dated December 11, 1007 between mPhase Technologies, Inc. and Golden Gate Investors and Related Documents in connection with $1,500,000 Convertible Debenture Financing (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.48*	Securities Purchase Agreement dated February 29, 2008 between St. George Investments and mPhase Technologies, Inc and Related Documents in connection with $550,000 Convertible Debenture Financing. (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.49*	Documentation including $350,000 Convertible Note and $1,000,000 Convertible Note and Secured Note for $1,000,000 Financing between mPhase Technologies, Inc. and JMJ Financial dated March 25, 2008 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.52*	Phase II Army Grant dated August 29, 2008 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.53*	Securities Purchase Agreement dated September 12, 2008 between mPhase Technologies, Inc. and La Jolla Cove Investors and Related Documents in connection with $2,000,000 Convertible Debenture Financing (Form 8K filing dated September 18, 2008)

10.54*	Design Development Agreement between mPhase Technologies, Inc. and Porsche Design Studio for Emergency Flashlight dated November 3, 2008. (Form 8K filed on March 12, 2009) **

10.55*	Documentation dated December 31, 2008 for $1,100,000 Convertible Note and Secured Note Financing between mPhase Technologies, Inc. and JMJ Financial and Amendment to $350,000 Convertible Note Financing (Form 8K Filing dated January 21, 2009, Commission File No. 000-24969)

10.56*	Eagle Picher Proposal for mPhase Technologies, Inc. dated January 26, 2009 for design and development of mechanically-activated Reserve Battery to be used in Emergency Flashlight. (Form 8-K filed January 30, 2009)**

10.57*	Termination Agreement with Golden Gate Investors dated March 17, 2009 with respect to Convertible Debenture Financing dated December 11, 2007 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.59*	Documentation including $1,870,000 Convertible Note and Secured Note for Financing with JMJ Financial dated August 21, 2009 (Form 8K Filing dated August 21, 2009, Commission File No. 000-24969)

21	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

mPHASE TECHNOLOGIES INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE THIRTEEN YEARS
IN THE PERIOD ENDED JUNE 30, 2010

	Common						Total
	Stock			Additional			Stockholders
		Par Value	Treasury	Paid-In	Deferred	Accumulated	Equity
	Shares	0.01	Stock	Capital	Compensation	Deficit	(Deficit)

Balance, October 2, 1996 (date of inception).	1,140,427	$11,404		$459,753	$-	$(537,707)	$(66,550)

Issuance of common stock of Tecma Laboratories, Inc., for 100% of the Company.	6,600,000	66,000		(537,157)		537,707	66,550

Issuance of common stock, in private placement, net of offering costs of $138,931	594,270	5,943		752,531			758,474

Net loss						(781,246)	(781,246)

Balance, June 30, 1997	8,334,697	$83,347		$675,127	$-	$(781,246)	$(22,772)

Issuance of common stock with warrants, in private placement, net of offering costs of $84,065	999,502	9,995		791,874			801,869

Issuance of common stock for services	300,000	3,000		147,000			150,000

Issuance of common stock in connection with

investment in unconsolidated subsidiary	250,000	2,500		122,500			125,000

Repurchase of 13,750 shares of common stock			(7,973)				(7,973)

Issuance of common stock with warrants in private placement, net of offering costs of $121,138	1,095,512	10,955		659,191			670,146

Issuance of common stock for financing services	100,000	1,000		(1,000)

Issuance of common stock in consideration for 100% of the common stock of Microphase Telecommunications, Inc.	2,500,000	25,000		1,685,000			1,710,000

Net loss						(4,341,059)	(4,341,059)

Balance, June 30, 1998	13,579,711	$135,797	$(7,973)	$4,079,692	$0	$(5,122,305)	$(914,789)

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

mPHASE TECHNOLOGIES, INC.
Dated: August 13, 2010	By:	/s/ RONALD A. DURANDO
Ronald A. Durando
President, CEO

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Ronald A. Durando, Chief Executive Officer, Director	August 13, 2010

Gustave T. Dotoli, Chief Operating Officer, Director	August 13, 2010

Martin S. Smiley, EVP, Chief Financial Officer, and General Counsel, Director	August 13, 2010

Anthony Guerino, Director	August 13, 2010

Abraham Biderman, Director	August 13, 2010

Victor Lawrence, Director	August 13, 2010