Form 10-K
period 2010-06-30
MPHASE TECHNOLOGIES INC
filed 2010-10-13
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

' ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
(NO FEE REQUIRED)
FOR THE YEAR ENDED JUNE 30, 2010

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

COMMON STOCK, $.01 PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Yes [  ]  No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ]  No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes x   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

Yes [   ]   No [   ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]
Non-accelerated filer [x]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes [   ]  No [x]

As of September 20, 2010 there were approximately 1,214,893,205 shares of common stock, $01 par value, outstanding and the aggregate market price of shares held by non-affiliates was approximately $11,938,796. (Based upon a closing common stock price of $.011 on September 20, 2010 solely for the purpose of calculating the preceding amount, all directors and officers of the registrant are deemed to be affiliates.)

Documents Incorporated by Reference

None

mPHASE TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2010

PART I

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements." In some cases, you can identify forward-looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "estimate," "predict," "potential," or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect the Company's current views with respect to future events and are based on assumptions and subject to risks and uncertainties. The Company discusses many of these risks and uncertainties in greater detail in Part I, Item 1A of this 10-K under the heading "Risk Factors." These risks and uncertainties may cause the Company's actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. You should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent the Company's estimates and assumptions as of the date of this report. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

The following discussion should be read in conjunction with mPhase Technologies' financial statements and related notes included elsewhere in this report.

ITEM 1. BUSINESS

General Description of the Business

mPhase Technologies, Inc. is a publicly-held New Jersey company founded in 1996 with over 19,000 shareholders and approximately 1,167,598,107 shares of common stock outstanding as of June 30, 2010. The Company's common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. The Company has offices in Little Falls, New Jersey as well as Norwalk, Connecticut.

mPhase is a development-stage company specializing in developing “smart surfaces” using materials science engineering, nanotechnology science and the principles of microfluidics and microelectromechanical systems (MEMS). The Company develops products for both commercial and military applications. The Company's flagship product is its Smart NanoBattery providing Power On Command™. The new patent pending and patented battery technology, based on the phenomenon of electrowetting, offers a unique way to store energy and manage power. Features of the Smart NanoBattery include potentially infinite shelf life, environmentally friendly design, fast ramp to power, programmable control, and direct integration with microelectronic devices. The platform technology behind the Smart NanoBattery is a porous nanostructured material used to repel and precisely control the flow of liquids. The material has a Smart Surface that can potentially be designed for other innovative products such as self-cleaning applications, water purification/desalination, liquid filtration/separation, and environmental cleanup.

For approximately two years mPhase has been completing work under a Phase II Small Business Technology Transfer Program (STTR) grant of approximately $750,000, as part of the Small Business Innovation Research (SBIR) program, from the U.S. Army. Under the grant the Company has continued development of its Smart NanoBattery as a reserve battery for critical mission computer memory. Such reserve battery can be activated by an electronic pulse.

In a separate effort, mPhase has also developed a mechanically- activated reserve battery. As a result of a unique combination of battery and mechanical engineering, such reserve battery also has a potentially infinite shelf-life. The battery is part of the Company's pilot program for a new emergency flashlight product line that has been designed by and co-branded with Porsche Design Studio, a premiere world-class company specializing in high-end accessory products for the luxury automotive manufacturer.

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

In its Smart NanoBattery, mPhase exploits the physical phenomenon of electrowetting by which a voltage is used to change the wetting properties of a liquid/solid interface at the nanometer scale. Consider water as the liquid. Through electrowetting, mPhase can change a surface from what is referred to as a hydrophobic ("water repelling") state to a hydrophilic ("water attracting") state. In the hydrophobic state, the water beads up or is repelled by the surface. In the hydrophilic state, the water spreads out or is absorbed by the surface. The ability to electronically control the wetting characteristics of a surface at the nanometer scale forms the basis of mPhase's nanotechnology operations and intellectual property portfolio.

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

mPhase has also developed a manually-activated lithium reserve battery using an innovative industrial and mechanically-engineered design. The battery is activated by a unique triggering mechanism that rapidly releases and distributes the liquid electrolyte held in a glass sealed reservoir inside the battery. By twisting a screw-like mechanism outside the battery the glass seal is broken and the electrolyte immediately contacts the battery's solid electrodes to produce electric power. Unlike conventional batteries that have relatively short shelf lives prior to initial use of the flashlight, the mPhase reserve battery has a shelf life of over 20 years.

History of Nanotechnology Operations

Smart NanoBattery

mPhase Technologies, along with Bell Labs, jointly conducted research from February 2004 through April of 2007 that demonstrated control and manipulation of fluids on superhydrophobic and superlyophobic surfaces to create a new type of battery or energy storage device with power management features obtained by controlling the wetting behavior of a liquid electrolyte on a solid surface. The scientific research conducted set the ground work for continued development of the Smart NanoBattery and formed a path to commercialization of the technology for a broad range of market opportunities. The Company began its efforts by entering into a $1.2 million 12 month Development Agreement in February of 2004 with the Bell Labs division of Alcatel/Lucent for exploratory research of control and manipulation of fluids on superhydrophobic surfaces to create power cells ( batteries) by controlling wetting behavior of an electrolyte on nanostructured electrode surfaces. The goal was to develop a major breakthrough in battery technology creating batteries with longer shelf lives as the result of no direct electrode contact (meaning no power drain prior to activation). During 2005 and 2006, the battery team tested modifications and enhancements to the internal design of the battery to optimize its power and energy density characteristics, as well as making engineering improvements that were essential in moving the battery from a zinc-based chemistry to a commercial lithium-based chemistry that can be manufactured on a large scale. The Company extended its development effort twice for an additional 2 year period ending in March of 2007 and for two additional periods thereafter through July 31, 2007. During this time, the technical focus shifted from trying to separate the liquid electrolyte from nanostructured electrodes to developing a nanostructured membrane that could physically separate the liquid electrolyte from the solid electrodes.

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

Also in July of 2007, mPhase formed a new wholly-owned subsidiary, AlwaysReady, Inc., to focus on the development of its nanotechnology products. The Company has used this subsidiary as a division of the Company in order to develop increasing brand recognition of its battery products. The Company decided in September of 2007 to transfer its development work out of Bell Labs (Alcatel/Lucent) in order to accelerate and broaden its nanotechnology product commercialization efforts. Bell Labs had engaged in its battery research and development for the Company for zinc-based batteries and was limited since it did not have facilities capable of handling lithium chemistry. mPhase has continued to work with Rutgers ESRG which has facilities capable of handling lithium based batteries and has also engaged in work with foundries and other companies to supply essential components, fabricate prototypes, and plan manufacturing approaches. These companies currently include Silex, a well-respected silicon foundry in Sweden, and Eagle Picher, a well known battery designer and manufacturer that focuses on high-end batteries for military applications located in Joplin, Missouri.

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

In March of 2008, mPhase announced that it had been invited to submit a proposal for a Phase II STTR grant based upon the successful work it had performed on the Phase I grant to develop a version of the Smart NanoBattery referred to as the multi-cell, micro-array reserve battery for a critical memory backup application. The Phase II grant in the gross amount of $750,000 (net $500,000) was granted to the Company in the middle of September of 2008. In March of 2008, the Company also announced the successful transfer to a commercial foundry of certain processes critical to the manufacturing of its Smart NanoBattery. This will enable fabrication of the porous membranes for the multi-cell, micro-array reserve battery mentioned above.The Company successfully manufactured nanostructured membranes at the foundry that are essential to commercial production of the battery. By achieving a series of delayed activations, the shelf-life and continuous run-time of such battery is increased to a period of time in excess of twenty years. In April of 2008, the Company announced that it had successfully activated it first Smart NanoBattery prototype by electrowetting using a hard-wired configuration and a remotely-activated device. Remote activation plays a key role in providing power to wireless sensors systems and radio frequency identification tags.

Also, in April of 2008, the Company announced that it had successfully produced its first lithium-based reserve battery with a soft or pouch package and breakable separator (in place of the electrowettable membrane) that relies on mechanical rather than electrical activation to provide Power On Command™. The Company believes this to have been a significant milestone in moving from a low energy density zinc-based battery to a higher energy density lithium-based battery towards proving that this mechanically-activated reserve battery would become economically and commercially viable.

During the fiscal year ended June 30, 2008, the Company continued to refine and improve prototypes of its manually-activated reserve battery as well as made significant progress in its Smart NanoBattery development in connection with meeting the specifications and requirements of the Phase II grant received from the U.S. Army. Such grant was renewed for a second year by the Army on August 27, 2009. During the fiscal year ended June 30, 2010 the Company successfully bonded a glass reservoir capable of holding various electrolytes to the microfluidic structured layer of the SmartNanoBattery representing a key step in the packaging and assembly phases of the power source. The micro nanostructured membrane is a proprietary technology developed by the Company during the course of development of the Phase II product for the U.S. Army under the STTR grant.

Emergency Flashlight

On December 5, 2008, mPhase Technologies, Inc. signed a contract with Porsche Design Gesellschaft m.b.H., Flugplatzstrasse 29, A,S700 Zell am see, Austria ("Porsche Design Studio"), to design a premium emergency flashlight (the mPower Emergency Illuminator). The flashlight has initially been sold into the consumer market containing mPhase’s proprietary mechanically-activated lithium reserve battery designed by Eagle Picher. Eagle Picher had been selected to design and manufacture the battery because of its experience in custom and standardized power solutions for the extreme environments of aerospace and military applications as well as medical and commercial applications. The reserve battery has a potentially infinite shelf-life since it remains in an inert state prior to initial activation. The emergency flashlight is designed for two primary batteries and a secondary back-up battery. The Company is in the process of transitioning the backup battery from the Eagle Picher reserve battery to a cost-reduced modified primary battery with an extended shelf life. On May 14, 2010, the Company announced that both the mPower Emergency Illuminator and its Power on Command Reserve battery technology (the Eagle Picher battery) had passed a series of rigorous tests necessary to obtain a CE mark that is a mandatory conformity mark enabling both products to be sold into European Economic Area, that includes member and non-members of the European Union. Together with the United States, Europe represents a key market for the flashlight product as part of the Company’s roll-out of the product. The Company is in the process of performing extensive similar testing on the cost-reduced version of its battery to be used as a secondary backup source of power in the mPower Emergency Illuminator.

Magnetometer

In March of 2005, the Company entered into a second Development Agreement for 12 months at a cost of $1.2 million per annum with the Bell Labs to develop MEMS-based ultrasensitive magnetic sensor devices, also known as magnetometers, that could be used in military and commercial electronics (e.g., cell phones) for determining location, as well as in portable security and metal detection applications. The agreement was renewed in April of 2006 for another 12 months on the same terms. Although proven to work in the lab, the magnetometer technology could not be scaled up as quickly and as cost effectively as the battery. The project was suspended in September 2007 so that all technical resources could be allocated to the battery project. The Company is entitled to certain royalties from the magnetometer if Alcatel/Lucent ultimately generates revenues from the product.

IPTV

Historically, the Company, since its inception, had focused upon developing innovative solutions for the delivery of Broadcast Television as part of a "triple play" of services that would include voice and high-speed internet for telephone service providers globally. Beginning in fiscal year 2004, the Company began developing Broadcast television delivery solutions through software/middleware designed to enable telephone service providers to deliver video data using internet protocol. The Company's middleware/software is highly scalable, potentially saving telephone service providers significant hardware deployment costs for routers and servers required for the carrier class delivery of broadcast television using internet protocol. Such solution potentially expanded the content of available information from the internet into broadcast quality television. The Company's middleware is capable of delivering over copper, fiber, coax or any infrastructure representing a combination of the foregoing that is used by a telecommunications service provider. The Company, however, has not been able to derive any significant revenue from its TV+ solution and no active development of the product has occurred since fiscal year 2007.

Because the roll-out of broadcast television using internet protocol has been a lengthy process for major service providers in the United States, the Company suspended development of new features for its TV+ solution in order to conserve financial resources pending further development in the U.S. market. It has recently determined to discontinue this line of business. All inventory has been written off. During the fourth quarter of the fiscal year ended June 30, 2010, the Company elected to treat its IPTV product line as a discontinued business.

Nanotechnology Products

Platform Technology

The surface is an important part of virtually every physical object and often plays an overriding role in many processes, beyond mere connectivity and structural support, but more deeply into areas involving chemical and biological interactions. In some instances, the surface provides an easy entry into the chemical or biological systems; in others it protects the internal elements of the object, surrounded by the surfaces.

mPhase's current flagship platform technology is the Smart Surface. By being able to control the surface properties of materials down to the nanometer scale, new and improved devices can be designed and built that may lead to compelling business opportunities. One type of smart surface of particular interest allows properties to be changed in response to an external stimulus.

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

As mPhase's research and development efforts evolve, in addition to silicon materials, the ability to control the surface properties of materials can be extended to other substances such as polymers, ceramics, metals, and fibers, as examples, providing opportunities for our platform technology to be used in a range of potential applications such as energy storage and power management for portable electronics and microelectronics, self-cleaning surfaces, filters for water purification or desalination systems, materials for environmental remediation that separate liquids or solvents, and other situations where the control of the interaction of a solid surface exposed to a liquid is vitally important.

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

mPhase has demonstrated that the battery works in lab tests as well as in a significant field test conducted for the U.S. Army as part of a guided munitions project. The relationship with the Army also includes an $850,000 funded project to develop a battery for a mission critical computer memory backup application. The target is a small footprint, 3-volt lithium battery with a minimum shelf life of 20 years and uninterruptible power output during this time period. No other battery technology available today can deliver the long-term performance requirements specified by the U.S. Army for this application.

The Smart NanoBattery can potentially be designed to accommodate a variety of sophisticated portable electronic and microelectronic devices including next-generation cell phones , handheld gaming devices, wireless sensor systems, radio frequency identification tags, high-tech flashlights and beacons, health alert alarms, and non-implantable and implantable medical devices such as pacemakers.

Initial applications will address the need to supply emergency and backup power to a range of products for defense and security, with future applications in the commercial and consumer arenas.

Other Potential Products

The Company is in active discussions with Picatinny Arsenal, Picatinny, New Jersey to jointly obtain federal funding under SBIR grants to develop additional new products for military small munitions applications. The Company has a strong historic cooperative relationship for product development and testing.

n 2007 the Company entered into a Cooperative Research and Development Agreement (“CRADA”) with Picatinny Arsenel to test the single cell version of the SmartNanoBattery suitable for future research and development programs for projectile launched munitions. From 2007 through the first quarter of calendar year 2010, numerous internal laboratory air gun simulation tests were performed, including a live-air gun and live gun fired test at the United States Army’s facility at Aberdeen Proving Grounds, Aberdeen, Maryland. A prototype of the SmartNanoBattery was the subject of a live fire test as part of a projective fired out of an Abrams Tank. The results of the test indicated that the battery was activated by of 10,000 G forces indicating that it could supply energy necessary to operate a guidance system for small munitions. In addition the SmartNanoBattery demonstrated extreme resiliency to shock and acceleration since it survived tests that subjected it to high acceleration of over 30,000 G forces. It is anticipated that the CRADA will be extended and renewed in October of 2010.

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

On January 29, 1997, the Company formed another wholly-owned subsidiary called TLI Industries, Inc. The shares of TLI were spun off to its stockholders on March 31, 1997 after the Company transferred the assets and liabilities, including primarily fixed assets, patents and shareholder loans related to the prior business of Tecma Laboratories. As a consequence of these transactions, the Company became the holding company of its wholly-owned subsidiary, Lightpaths, Inc., on February 17, 1997.

On May 5, 1997, the Company completed a reverse merger with Lightpaths TP Technologies, Inc. and thereafter changed its name to mPhase Technologies, Inc. on June 2, 1997.

On March 26, 1998, the Company entered into a Licensing Agreement with Georgia Tech Research Corporation ("GTRC") in which mPhase became the exclusive licensee of all patents received by GTRC in connection with development of the legacy Traverser DVDDS. GTRC is entitled to receive a royalty equal to 5% of gross sales of the Traverser DVDDS and 30% of any "lump sum payments" received in connection with revenues received by mPhase from the Traverser DVDDS product under the terms of its license, as amended. The Traverser DVDDS was replaced by the Company's IPTV solution.

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

In December of 2001, Hart Telephone Company located in Hartwell, Georgia completed the building and development of its digital headend, enabling Hart to test the Company's legacy Traverser DVDDS product with approximately 20 customers receiving about 80 channels of television services utilizing such platform.

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

On January 21, 2003, mPhase entered into a Co-Branding Agreement with Lucent Technologies under which mPhase's INI set top box would be co-branded with the Lucent Technologies name and logo.

On April 4, 2003, mPhase entered into a Systems Integration Agreement with Lucent Technologies. Under the terms of such an agreement mPhase was given the exclusive rights to sell worldwide as a ‘bundled' solution the Stinger in connection with mPhases's BTS.

Effective September 15, 2003, mPhase entered into a Development Agreement with the Bell Laboratories division of Lucent Technologies, Inc. that was extended through December of 2005 pursuant to additional Statements of Work under such Development Agreement for development of its IPTV solution.

Effective February 3, 2004, mPhase entered into a Development Agreement with the Bell Laboratories division of Lucent Technologies, Inc. for the development of micro power source arrays fabricated using nanotextured superhydorphobic materials.

On November 28, 2004, mPhase entered into a Software License Agreement with Espial Group, Inc. to be used in the set top box of its TV+ solution. Espial Group, Inc. is a leader in system operating software for set top boxes used to receive IPTV.

On January 3, 2005, mPhase entered into a work order with Magpie Telecom Insiders, Inc. pursuant to the terms of a Software Development Agreement dated September 2, 2004, for purposes of adding video on demand to its TV+ solution.

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

In May of 2006, the Development Agreement with the Bell Labs division of Lucent Technologies, Inc. covering the Company's TV+ solution was not renewed by the Company, and Velankani, a software designer headquartered in India, assumed responsibilities for development of the system management software object code and system integration of the Company's TV+ solution. The Company had been working with Velankani for system integration testing since January of 2006.

On June 27, 2006, the Company entered into Amendment No. 4 to a Software License Agreement with Espial Group, Inc. which extended the term of its original development agreement through 2008 for software development and support of the TV+ software in connection with multiple set top boxes of various vendors.

On September 13, 2006, the Company announced its first test of its IPTV solution with Comstar/Odessa, a major telecommunications service provider in the Ukraine for a trial deployment of our IPTV solution. It was anticipated that, upon successful completion of such trial, a 6,000 subscriber deployment would follow, generating the Company's first revenues with respect to its IPTV solution.

As of November 14, 2006, the Company entered into a Common Amendment to its Statement of Work with Velankani Systems Technologies, Inc. rescheduling certain payments due for software integration services for the Company's IPTV solution performed by Velankani for mPhase, including a conversion of a portion of the outstanding payable to mPhase common stock at $.17 per share.

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

On January 23, 2007, the Company entered into a Memorandum of Understanding with Latens Systems Limited under which Latens granted to mPhase a license to use its conditional access software (encoding and encryption for IPTV delivery).

On February 3, 2007, the Company entered into Amendment No. 4 to a Development Agreement effective February 3, 2004, with Lucent Technologies, Inc. extending research and development through April 27, 2007, relating to micro-power source arrays fabricated using nano-textured superhydrophobic materials.

On February 17, 2007, the Company extended a Cooperative Research Agreement through December 31, 2007, originally entered into on July 15, 2005, with Rutgers, The State University of New Jersey governing cooperative research on a lithium nanostructured reserve battery.

On February 22, 2007, the Company entered into a new Statement of Work with Espial Group, Inc. for integration of its EVO software to the Bitband Server for two set top boxes manufactured by Amino and Tilgin respectively in connection with mPhase's IPTV solution. The Company simultaneously entered into a Payment Agreement with Espial Group, Inc. rescheduling certain payments owed by the Company for services performed in connection with software development of its IPTV solution.

On March 28, 2007, the Company entered into a Reseller Agreement with Steeleye Technology, Inc. for software utilized for high use rollover redundancy for IPTV.

On April 17, 2007, the Company announced that it had formed AlwaysReady, Inc., a New Jersey Corporation, as a new wholly-owned subsidiary. The Company planned to transfer all of its nanotechnology assets and appropriate liabilities to such company as a first step in the separation of its nanotechnology product line from its IPTV product. The Company planned to staff AlwaysReady, Inc with a new management team experienced in the nanotechnology area in order to unlock and maximize overall shareholder value. On May 29, 2007, AlwaysReady, Inc announced the hiring of Source Capital Group, an investment banking firm specializing in the raising of private equity, to raise a minimum of $1.5 million in a Private Placement in which the Company would sell up to a 10% interest in AlwaysReady, Inc. to institutional and accredited investors. In addition the Company announced that it planned to eventually transform AlwaysReady, Inc. into a publicly traded company. mPhase planned to retain a 90% interest in Always Ready, Inc. and the shares of common stock of Always Ready, Inc. were to be registered on appropriate filings with the SEC under the Securities Act of 1933, as amended, as well as the Securities Exchange Act of 1934, as amended, and listed for trading on the over the counter bulletin board.

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

On June 20, 2007, the Company announced that it was forming a new subsidiary, Granita Media, Inc. ("Granita"), a Delaware corporation, that would provide targeted advertising to users of the TV+ middleware solution. Through the use of specific viewer demographics such as age, gender and defined consumer preferences, the Company believed that a new form of broadcast television advertising could develop that would be more powerful and focused than currently used by broadcasters. It was believed that targeted advertising software to be developed by Granita would enhance mPhase's middleware by offering a source of additional revenues for a telephone service provider deploying IPTV. mPhase planned to fund the new company initially through up to $500,000 of equity to be provided by employees and additional outside institutional financing which would involve the sale of up to 10% of the common stock of Granita with mPhase retaining 90% of the stock of Granita. The financing of the new company was unsuccessful and its employees were terminated or resigned between October and December of 2007.

On July 6, 2007, the Company announced that it had executed with Double U. Master Fund, L.P., a limited partnership organized under the laws of the British Virgin Islands, a Private Equity Credit Agreement for an aggregate of up to $6 million in financing through the sale, from time to time, of the common stock of the Company at a 14% discount to its market value (determined as set forth in detail in the Private Equity Credit Agreement). The terms of the Agreement provided that mPhase would have the option to "PUT" up to $300,000 of its common stock to the Partnership per month upon the effectiveness of a Form S-1 Registration Statement covering such shares of common stock. Under the terms of the Agreement, the Company was not obligated to draw any minimum amount of money under the Private Equity Credit Line

On July 18, 2007, the Company announced the award of a Phase I US Army Small Business Technology Transfer (STTR) Program Grant. This award was a Phase I six month research effort to develop a 30 plus year shelf life, low power, green battery (coin cell or similar) that would continuously power a static random access memory circuit for a computer device. SRAM is a common type of digital memory chip used in a wide variety of electronic systems for data storage. During the six month research period, the team was to characterize the design, conduct capacity and stability measurements of a reserve style power cell based on Lithium chemistry. Long term stability and shelf life is achieved by initially separating the active materials of the power cell during storage, and controlling the activation of the cell until needed to provide power. This research program extended the design of the company's smart battery to support the use of non-water based electrolytes that are commonly used in lithium based batteries. Lithium batteries are favored for powering many different types of electronic devices due to their higher voltage and power requirements than can be supplied by more common alkaline batteries. The Phase I grant, valued at $100,000, enabled the Company to competitively compete for a Phase II award as an avenue used by U.S. government defense agencies to adopt advanced technology for commercialization and use. Rutgers University supported the Company and its newly formed subsidiary, AlwaysReady, Inc., during the award period as a subcontractor under the award guidelines.

On August 21, 2007, the Company announced the acquisition of a 10% stock ownership position in Sovereign Tracking Systems LLC, a company located in New Jersey with a patent covering active, real-time, tracking systems that use radio frequency identification tags to secure high-end personnel tracking and monitoring systems. The Company believed that, although such company faced severe financial challenges, such patent could potentially complement and enhance the Company's smart battery application being developed through AlwaysReady, Inc. a wholly-owned subsidiary.

On September 5, 2007, the Company announced that it had made significant progress, pursuant to the requirements of the STTR grant, in developing a prototype of a lithium manganese dioxide prototype of its SmartBattery product.

On October 19, 2007, the Company announced that in connection with the settlement and dismissal of a civil law suit originally filed on November 16, 2005 by the Securities and Exchange Commission in the Federal District Court in the District of Connecticut, the SEC issued a Cease and Desist Order and certain remedial sanctions against two officers of mPhase Technologies, Inc. (the "Company"). The civil suit was filed against Packetport.com, Inc. a Nevada corporation, Microphase Corporation, a Connecticut corporation that provides administrative services to the Company and shares common management with the Company, and others. The two officers of the Company were Mr. Ronald A. Durando, President and Chief Executive Officer and Mr. Gustave T. Dotoli, the Chief Operating Officer. The civil suit by the SEC named as respondents Mr. Durando, Mr. Dotoli and others in connection with their activities as officers and directors of Packetport.com. The cease and desist order from the SEC found that (1) all parties had violated Section 5 of the Securities Act of 1933, as making unregistered offers or sales of Packetport.com common stock, (2) Mr. Durando and Mr. Dotoli had violated Section 16(a) of the Securities Exchange Act of 1934, as amended, and Rule 16(a) thereunder by failing to timely disclose the acquisition of their holdings on Form 3's, and (3) Mr. Durando had violated Section 13(d) of the Securities Exchange Act of 1934, as amended, for failing to disclose the acquisition of more than five percent of the stock of Packetport.com. Under the order Mr. Durando was required to disgorge $150,000 and Mr. Dotoli was required to disgorge $100,000. The Company was not named as a party to the civil suit. More information regarding the detailed terms of the settlement can be found in SEC release No 8858 dated October 18, 2007 promulgated under the Securities Act of 1933 and SEC Release No. 56672 dated October 18, 2007 promulgated pursuant to the Securities Exchange Act of 1934. Mr. Durando and Mr. Dotoli have continued to serve as officers and directors of the Company. Mr Durando and Mr. Dotoli together with Microphase corporation and others, without admitting or denying the findings of the SEC, except as to jurisdiction and subject matter, have consented to the entry of the Order Instituting Cease and Desist Proceedings, Making Findings and Imposing a Cease and Desist Order and Remedial Sanctions pursuant to Section 8A of the Securities Exchange Act of 1933 and Section 21C of the Securities Exchange Act of 1934.

On October 30, 2007, the Company together with its subsidiary Granita Media, Inc. jointly announced that Comstar/Odessa, a major provider to telecommunications services in the Ukraine, had terminated the trial of the Company's TV+ solution.

On November 2, 2007, the Company announced the retirement of Mr. Necdet F. Egrul at the age of 84 from the Company's Board of Directors.

On February 20, 2008, the Company announced that a prototype of its smart reserve nanobattery was successfully deployed and activated by the resulting g-force in a gun-fired test at the Aberdeen Proving Grounds in Maryland. The test was conducted by the U.S. Army Armament Research, Development, and Engineering Center (ARDEC) of Picatinny New Jersey. In this test, the AlwaysReady battery delivered power to the test load inside the standard military anti-tank round (M830A1 or HEAT-High Explosive Anti Tank) and demonstrated extreme resiliency, surviving the harsh environment as well as the high acceleration at a g-force in excess of 45,000 (one "g" is equal to the pull of gravity at sea level). The gun-fired test was part of a prototype evaluation process that the U.S. Army was conducting as part of its CRADA (Cooperative Research and Development Agreement). The Company's Engineers collaborated with those at Picatinny involved in the development of precision guidance components to successfully package this reserve electrochemical storage system to operate during the gun-firing and flight environment of a very high "g" round. The developmental qualification work, prior to the live test firing, was performed using Picatinny's air gun test facilities by subjecting battery prototypes to various launch accelerations and various design iterations. The test validated the performance of the AlwaysReady battery with a current armament used by the Army. The Company stated that its goal was to potentially incorporate this battery technology into smart, gun-fired munitions programs being developed by Picatinny.

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

On September 17, 2008, the Company announced that its breakthrough research in microfluidics on understanding how micro- and nanostructured surfaces could be engineered to have properties for repelling water and other types of liquids could potentially be used in consumer applications to enable self-cleaning surfaces such as shower doors or windows and other materials used in self-cleaning systems.

On September 23, 2008, the Company announced that it had produced compact reserve lithium battery prototypes with a manually activated breakable separator capable of powering a high-intensity emergency flashlight for more than two hours continuously at full brightness. The work was done in conjunction with Eagle Picher, a respected battery design and development firm located in Joplin, Missouri. mPhase stated that it was pursuing the concept of using a reserve battery with a breakable separator in a high-intensity emergency flashlight either as the primary power supply or as a reliable source of backup power. Cylindrical and planar battery and flashlight designs are possible. These flashlights may be equipped with either a krypton bulb or light emitting diode (LED), the choice depending on the required brightness and runtime characteristics. A manually activated breakable separator technology has been created that is analogous to that of the AlwaysReady Smart NanoBattery with the patented electrowettable membrane, both of which keep the liquid electrolyte separate from the solid electrodes until the battery is actually needed. This provides a battery with potentially infinite shelf-life that will not lose power while sitting on the shelf or in storage. Whereas the electrowettable membrane is activated by applying a voltage at the interface between the liquid and membrane surface, the breakable separator is manually activated through a well-defined physical force. The result in both cases is that the liquid electrolyte mixes with the solid electrodes, thus releasing the stored energy and 3 volts of power when lithium chemistry is employed.

On December 5, 2008, the Company announced that it had signed a contract with Porsche Design Gesellschaft m.b.H., Flugplatzstrasse 29, A,S700 Zell am see, Austria ["Porsche Design Studio"], to design a premium version of the AlwaysReady emergency flashlight. The flashlight was to use mPhase's proprietary lithium reserve battery. The battery contains a breakable barrier that separates the solid electrodes from the liquid electrolyte until the battery is manually activated. Unlike traditional batteries, the mPhase battery remains in an inert state with no leakage or self-discharge until activation. The mPhase battery was designed to have an almost infinite shelf life making it ideal for emergency lighting applications. The premium flashlight was to be marketed as an accessory for automobile roadside emergency kits.

On January 15, 2009, the Company announced that its SmartNanoBattery being developed pursuant to a Phase II Army Grant for a critical mission computer backup reserve battery may also have wider application for unattended electronic ground sensors that provide mission critical information for military operatives.

On January 29, 2009, the Company announced that it had contracted EaglePicher Technologies to manufacture the reserve battery for use in its emergency flashlight. EaglePicher was selected for the project because of their experience in custom and standardized power solutions for the extreme environments of aerospace and military applications as well as medical and commercial applications.

On March 9, 2009, in reaction to the new Economic Stimulus Plan, the Company announced that it would pursue funding opportunities arising from the $2 billion allocated for advanced battery technology. The mPhase/AlwaysReady Smart NanoBattery has the potential to impact new energy efficient vehicle applications. Eligibility for the $2 billion in competitive grants to support manufacturing advanced vehicle batteries and components was to be determined by the Department of Energy, with a final decision made by the Office of Energy Efficiency and Renewable Energy. Under the Economic Stimulus Plan, the Department of Energy was to provide facility funding awards to manufacturers of advanced battery systems and vehicle batteries produced in the United States, including advanced lithium ion batteries, hybrid electrical systems, component manufacturers, and software designers. The Company believed that a rechargeable version of the Smart NanoBattery could be designed with lithium ion chemistry for a wide range of energy-efficient applications.

On March 17, 2009, the Company announced that, effective March 13, 2009, it entered into a Settlement Agreement with Magpie Telecom Insiders, Inc. ("Magpie") of a lawsuit filed by Magpie against the Company in November 2007 in the Federal District Court for the District of Colorado. Neither party made any admission of liability in connection with the settlement. As a result of the settlement, the Company removed from its liabilities $175,000 in Accounts Payable and cancelled 1,926,470 shares of its common stock issued to Magpie and returned under the settlement to the Company. The terms of the settlement otherwise resulted in no material change in circumstances to the Company.

On March 18, 2009, the Company announced that it had received the first working model for the emergency flashlight from the Porsche Design Studio in Zell am See, Austria, representing a major step forward as the Company prepared for the initial product launch.

On June 23, 2009, the Company announced that it had achieved a major milestone in the development of its Smart NanoBattery Technology. mPhase reported that it had successfully manufactured a six-inch silicon-based wafer containing its key membrane (separator) technology. This separator is responsible for keeping the Smart NanoBattery's chemicals separated until activated. The membrane's unique surface and structure allows for control of a liquid on a nanostructured surface.

On August 5, 2009, the Company announced that it had completed the first functional prototype of its lithium reserve rattery intended for use in the Company's emergency flashlight. The prototype is the first time the mPhase battery technology had come together in a "ready for production" prototype. The mPhase lithium reserve battery stores energy until it is literally "turned on." It is manually activated by a unique triggering mechanism that rapidly releases and distributes the liquid electrolyte inside the battery. The electrolyte immediately contacts the solid electrode materials to produce 3 volts. The reserve battery is designed for backup power and emergency applications. With a shelf life of over 20 years, the mPhase lithium reserve battery allows the emergency flashlight to function as a reliable emergency light source in countless situations.

On August 6, 2009, the Company announced that it had completed the first fully functional prototype of its emergency flashlight. A world renowned automobile design firm created a sleek design to accompany the flashlight's unparalleled functionality. The new illuminator features mPhase's first reserve battery that allows for backup power to be always ready through a simple activation method.

On August 27, 2009, the Company announced that its Phase II grant from the United States Army had been renewed for a second year.

On November 2, 2009, the Company reported that it had been granted a United States patent for its concept for a battery that is safer for the environment in that it is based on the idea of neutralizing the harmful chemisty inside the battery by dispensing a neutralizing agent or containment polymer located inside the battery fixture and dispensed once the barrery is depleted. This reduces the risk of potentially harmful chemicals leaking through the battery container and polluting the ground or air after the battery has been discarded.

On March 9, 2010, the Company announced that its mPower On Command Reserve Battery had successfully met all United Nations/US Department of Transportation safety standards and had received UN DOT certification for the safe transport of lithium-containing batteries. Certification required successful passage of eight tests, altitude, thermal, vibration, shock, impact, overcharge, forced discharge, and external short circuit.

On May 14, 2010, the Company announced that both its mPower Emergency Illuminator and the Power On Command reserve battery technology passed a series of rigorous tests necessary to qualify for CE marking. The CE mark certifies that a product has met European Union consumer safety requirements and allows both products to be sold in the European Economic Area, which includes members and non-members of the European Union.

On June 14, 2010, the Company reported that it had been granted a United States patent for the concept of the porous membrane made from silicon that is capable of controlling the flow of a wide range of liquids, including electrolytes, used in both primary and rechargeable batteries. This is the concept used in the development of the Company’s Smart NanoBattery. The issued patent is jointly held between the Company and Alcatel Lucent and is based on a prior cooperative research and development agreement between the two companies.

On July 31, 2010, the Company announced that its scalable smart reserve cell technology is one of the items included in the Fiscal Year 2011 Defense Appropriations Bill that was passed out of subcommittee by the U.S. House of Representatives to receive approximately $2,500,000 in federal funding.

On August 25, 2010 the Company announced that it signed a representative agreement with Tritech Lt. of Hod HaSharon, Israel, a leading stocking representative and distributor of major manufacturers of electronic components serving the Military, Communication, Medical, Industrial Control and Security Industries to promote the Company’s products exclusively in Israel.

Products & Services

Since its inception in 1996, mPhase has been a development stage company focused on the development of intellectual property involving high technology innovative solutions and products with high-growth potential. The Company has served as an incubator for exploratory research and initial development for products that are best characterized as having a high risk/high reward profile since they involve exploratory research to achieve significant scientific breakthroughs from existing products that can have a substantial economic impact and benefit upon successful commercialization.

NanoBattery

The Smart NanoBattery is an outgrowth of the science of nanotechnology that the Company began in February of 2004 with the entry into a Project Development Agreement with the Bell Labs Division of Lucent Technologies, Inc. The Company has historically outsourced its Research and Development of new products to larger companies or institutions with significant scientific resources and experience in exploratory research. mPhase Technologies along with Alcatel/Lucent/Bell Labs jointly conducted research from February 2004 through April of 2007 that demonstrated control and manipulation of fluids on superhydrophobic surfaces to create power cells by controlling wetting behavior of electrolytes on nano structured electrode surfaces. This scientific research set the ground work for continued exploration in the development of intelligent nanotechnology power cells (nano-batteries), and formed a path to commercialization of the technology for a broad range of market opportunities. During 2005 and 2006, the battery team tested modifications and enhancements to the internal design of the battery to optimize its power and energy density characteristics, as well as engineering improvements that were essential in moving the battery from a zinc based chemistry to a design using lithium based chemistry The Company established a strategic research working relationship with the Energy Storage Research Group (ESRG), a center of excellence in Rutgers University that has lab research facilities capable of handling lithium based battery development.

mPhase's current flagship product is its Smart NanoBattery that has a significantly longer shelf life prior to initial activation than that of conventional batteries. The Smart NanoBattery has potentially significant applications for critical mission power sources that must be reliable and available upon command by the electronic device it is powering. Such applications involve emergency flashlights and beacons, back-up power sources for computers and life support products, as well as significant military applications where critical  mission backup power is essential for weapons control computers and electronic warfare equipment used in combat. Other potential military applications include power sources activated by g-forces for guided munitions.

The Smart NanoBattery utilizes a proprietary technology developed over a period of 5 years. The battery design, prior to initial activation, has a membrane that separates the electrolyte and electrodes used to generate power. Conventional batteries do not provide for such separation and therefore their power begins to dissipate prior to the first time they are activated causing them to lose capacity. Conventional batteries have significant limits on how long they can be stored prior to their first activation and in providing a reliable source of power needed for critical applications requiring portable power supplies.

Mechanically-Activated Reserve Battery

In April of 2008, mPhase successfully produced its first lithium-based breakable separator. This provided the basis of a new reserve battery product that relies on mechanical rather than electrical activation to provide Power on Command. In contrast to the Company's SmartNanoBattery product that is being developed using the science of nanotechnology and relies on an electro wetting membrane, this reserve battery is designed for mechanical rather than electrical activation. Such reserve battery is based upon an innovative mechanical and battery engineering design that is activated by puncturing a soft pouch containing electrolyte. Such reserve battery was especially designed to be used in the Company's new emergency flashlight product. It was designed for the Company by Eagle Picher, a major U.S. battery designer, and the flashlight was designed for the Company by Porsche Design Studio. The Company has recently begun to transition the flashlight’s backup battery from the Eagle Picher battery to a cost-reduced modified primary battery with an extended shelf life.

Magnetometer: Development Suspended in 2007 (See also description of operations)

In March of 2005, the Company engaged the Bell Labs division of Lucent Technologies, Inc. to develop, using the science of nanotechnology, both a low and high sensitivity magnetometer for both military and commercial use.

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

Magnetometers work by sensing changes in magnetic fields due to the motion of magnetic objects or changes in electrical currents generated by those objects. The magnetometer detects these objects by measuring time-varying magnetic signals that are superimposed on the combination of earth’s background field used to orient compasses) and static magnetic fields due to near-by magnetic objects. In March of 2007, the Company ceased development with Alcatel/Bell Labs of its magnetometer product in order to conserve financial resources.

TV+ Solution: Development Suspended in 2007 –Discontinued Business

As mentioned previously, the roll-out of broadcast television using internet protocol has been a lengthy process for major service providers in the United States. The Company in November of 2007 suspended development of new features for its TV+ solution in order to conserve financial resources pending further development in the U.S. market. All inventories were written off and in the fourth quarter of fiscal year ended June 30, 2010 the Company decided to discontinue any further pursuit of this product line.

Competitive Business Conditions

Battery Segment

The design and functionality of the mPhase/AlwaysReady lithium Smart Nanobattery make it unique to the portable electronics battery market segment. To the best of our knowledge, there is no existing product that directly competes with the Smart NanoBattery in terms of its combination of small size and reserve design. As a reserve battery, the Smart NanoBattery remains dormant until it is activated on command. It does not self-discharge or die prior to its first activation, thereby offering extremely long shelf life prior to use as either a primary or backup battery in a device. Shelf life is projected to be in excess of twenty years.

There are numerous thin film batteries based on lithium metal, lithium ion and lithium polymer, as well as other chemistries, used in military devices, portable electronics, RFID tags and wireless sensor networks, that are similar in size to the Smart NanoBattery, often referred to as microbatteries. None of these designs are based on reserve battery architectures. Thin film batteries are manufactured by companies including Cymbet Corporation, Front Edge Technology, Infinite Power Solutions, ITN Energy Systems, Johnson Research and Development Company, KSW Microtec, Lithium Technology Corporation, MPower Solutions, Oak Ridge Micro-Energy, Power Paper, Solicore, VoltaFlex Corporation. Large companies such as Energizer, Ultralife, Varta and Proctor & Gamble are also involved with developing thin film batteries. Thin film battery markets are anticipated to reach 10 billion units, $11 billion dollars by 2012. The market driving forces are those of wide expansion of portable devices in that time frame. With 3.5 billion cell phone users and 67 billion RFID tags per year anticipated during that period alone, it is expected that there will be substantial commercial demand for thin film batteries.

Traditional reserve batteries are distinct from the mPhase/AlwaysReady Smart NanoBattery in terms of size and activation mechanism. The market for reserve batteries has largely been limited to the military for supplying power to munitions and other mission-critical electronic devices. The traditional reserve battery tends to be larger and certain types are built by hand and contain mechanical parts to activate the battery. The Smart NanoBattery relies on the phenomenon of electrowetting to initiate activation or a mechanical barrier that can be broken, in the case of the breakable barrier design. Traditional reserve batteries for military applications have been supplied by companies such as EaglePicher, Yardney and Storage Battery Systems, Inc.

Flashlight Market

The Company believes that there may be a significant market for a high-end emergency flashlight containing its mechanically activated reserve battery. The need for absolute reliability in many emergency situations includes those of fire, police and other emergency service providers. In addition to providing an emergency light source, when needed, the flashlight developed with such lithium reserve battery has, as an alternative to providing light, a port capableof recharging a cellular telephone produced by Porsche Design Studio as well as those of other major cellular telephone providers. Since the market for new and innovative portable electronic batteries continues to expand, especially in the field of wireless hand-held devices, the Company believes that its emergency flashlight and reserve battery may benefit significantly from this trend.

Outsourcing

Research and Development

The Company practices an outsourcing model whereby it contracts with third party vendors to perform research and development rather than performing the bulk of these functions internally. For current development of its flashlight and reserve battery, the Company has outsourced the majority of the work. It also maintains a small core R/D staff of engineers and scientists in the fields critical for the battery development. From February of 2004 through March of 2007, the Company engaged Lucent/Bell Labs to develop, using the science of nanotechnology, micro power cell arrays creating a structure for zinc batteries that separated the chemicals or electrolytes prior to initial activation. This was done by suspending on nano grass or small spoke-like pieces of silicon a liquid electrolyte taking advantage of a superhydrophobic effect that occurs as a result of the ability to manipulate materials of a very small size or less than 1/50,000 the size of a human hair. The Company has, as a result of outsourcing, been able to have access to facilities, equipment and research capabilities that the Company would not be able to develop on its own given the financial resources and time that would be required to build or acquire such research capabilities. The Company has also been able to achieve key strategic alliances with the U.S. Army to successfully test, under military combat conditions, its SmartBattery design, leading to further validation of its path to product development under a Cooperative Research and Development Agreement (CRADA). In addition, the Company has formed a relationship with Energy Storage Research Group, a center of excellence at Rutgers University, in New Jersey, that has enabled the Company to expand its battery development from a zinc to a lithium battery capable of delivering significantly more power. During fiscal years 2009 and 2010, the Company outsourced considerable foundry work for final development of the SmartNanoBattery to Silex, a Swedish company

During the period from March of 2005 to April of 2007, the Company engaged the Bell Labs division of Lucent Technologies, Inc. to develop a magnetometer or electronic sensor also using the science of nanotechnology. Although the Company has, in order to conserve financial resources, currently suspended further development of its magnetometer product line, we believe that the intellectual property developed from the research to date could be resumed to develop viable military and industrial products depending upon future financial resources of the Company and future competitive market conditions.

As previously noted, the Company outsourced to Eagle Picher company most of the prototype development of its mechanically-activated reserve battery and Porsche Design Studio the prototype development and MKE for its design and manufacturing of its pilot program Emergency Flashlight product.

Prototype Development

As the Company moved from development to commercialization of its emergency flashlight products utilizing its mechanically activated reserve battery, the Company outsourced the creation of prototypes to Porsche Design Studio in December of 2008 and MKE, a mechanical design company in Austria that works closely with them. The reserve battery prototype development work was outsourced to Eagle Picher in early 2009. The Company engaged Microphase Corporation, a related party, under contract for project management and testing of its new Emergency Flashlight and the mechanically- activated reserve battery initially used in such flashlight at a cost of $50,000 per month for 6 months beginning April 1, 2009 and ending on September 30, 2009. From October 1, 2009 through June 30, 2010 the Company has paid Microphase Corporation a total of $225,000 in connection with its Emergency Flashlight pilot sales program.

Manufacturing

mPhase subcontracts all of the manufacturing of its products to outside sources including related parties such as Microphase Corporation. During the fiscal year ended June 30, 2010, the Company engaged MKE in connection with the manufacture and packaging of its Emergency Illuminator at a cost of $199,092 . From April 1, 2009 through August 31, 2009, we paid $50,000 per month to Microphase for project management services in connection with development of the Company's flashlight with Porsche Design Studio and the concurrent development of its mechanically-activated reserve battery by Eagle Picher. The Company believes that such payments are the same as would be charged by other management services provided by non-affiliated third party providers of such services. By using contract manufacturers, mPhase avoids the substantial capital investments required for internal production.

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

The Company has intellectual property as follows:

Nano Technology, Micro Electrical Mechanical Systems (MEMS) and Battery Portfolio:

The Company has applied for seven (7) patent applications in the area of battery designs, microfludics and MEMS fabrication. On November 17, 2009, the Company received a United States patent for its concept for a battery that is safer for the environment in that it is based on the idea of neutralizing the harmful chemisty inside the battery by dispensing a neutralizing agent or containment polymer located inside the battery fixture and dispensed once the barrery is depleted. In addition, in June of 2010, the Company received a United States patent for the concept of the porous membrane made from silicon that is capable of controlling the flow of a wide range of liquids, including electrolytes, used in both primary and rechargeable batteries, one of two (2) joint patents for which it applied with the Bell Labs division of Lucent Technologies during the development period It also has licensing rights for use of five (5) additional patents from Lucent after the development period.

On April 13, 2010 Alcatel/Lucent received a patent covering structured membrane with controllable permeability which has been licensed to the Company. The Company filed 4 new patents in fiscal year ended June 30, 2010 covering various aspects of its SmatNanoBattery and 4 new patents covering its mechanically-activated reserve battery.

Other Patents

On July 12, 2005, mPhase announced that it had been granted a U.S. patent that covers a series of techniques for splitting different voice and data signals in DSL access networks that is used in its Broadband Loop Watch product. The Company has discontinued further development and marketing of this product owing to the lack of demand for loop diagnostics systems by telephone service providers.

In July of 2009, the Company filed for 3 new patents covering the unique design features of its manually-activated lithium reserve battery and emergency flashlight products.

We also rely on unpatented proprietary technology, and we can make no assurance that others may not independently develop the same or similar technology or otherwise obtain access to our unpatented technology.

Research and Development

mPhase designed the legacy Traverser Digital Video Data Delivery System (DVDDS) product to deliver broadcast television, high-speed internet and voice to customers of telephone service providers. The digital engineering and design was developed primarily on an outsourced basis through Georgia Tech Research Corporation with analog portions of the product developed by Microphase Corporation. As of June 30, 2010, we had been billed a cumulative total of approximately $13,563,000 for research and development conducted by Georgia Tech Research Corporation.

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

Release 3.0 of our TV+ system that replaced the ATM protocol that was used in prior releases of the TV+ uses internet protocol and is referred to as our IPTV solution. It was completed during May of 2006 by the Bell Labs division of Alcatel/Lucent Technologies, Inc. under a contract extended in August of 2005. We have not renewed our contract for software development of our TV+ product with Bell Labs. In the aggregate we have paid Bell Labs approximately $4.9 million in connection with our TV+ solution.

Since 2006 major vendors of further software development for the TV+ included Velankani Communications (the successor to Bell Labs as systems integrator of the TV+), Magpie Telecom Insiders, Inc, and Espial Telecommunications, Inc. As of June 30, 2008, we had been billed a cumulative total of approximately $3.2 million for research and development for our TV+ from these vendors. During the fiscal year ended June 30, 2008 such activity was suspended. The Company had disputes with several of its vendors in connection with the failure of such vendors to deliver certain aspects of its TV+ software of adequate carrier class quality in the Company’s opinion.

From March of 2005 through March of 2007, the Company had also engaged Bell Labs under separate Development Agreements for the development of a new generation of ultra magnetic sensors (magnetometers) using the science of nanotechnology with a total cost of $2.4 million. The Company did not renew such its engagement with Bell Labs upon expiration and did not incur any further costs with respect to its magnetometer since the Company has suspended further development of the product to conserve financial resources.

Our SmartNanoBattery and power cell technology research and development was performed by the Bell Labs division of Alcatel/Lucent from February of 2004 through March of 2007 at an aggregate cost of $3.8 million. The Company paid Bell Labs $300,000 covering the period from April 27, 2007 through July 30, 2007, at which time it determined that, in order to develop a lithium battery for higher density energy than zinc, it required facilities capable of handling lithium battery research that Bell Labs does not have. The Company engaged a number of small foundries during fiscal year ended June 30, 2008 for commercialization of its SmartNanoBattery at a cost of approximately $150,000. In fiscal year ended June 30, 2009, the Company engaged Eagle Picher at a cost of $75,000 to design and engineer a prototype of its manually-activated lithium reserve battery and Posche Design studio at a cost of $79,123 for design of its emergency flashlight product. In addition, the Company secured a Co-Branding Agreement with Porsche Design Studio for its emergency flashlight product. In fiscal year ended June 30, 2010, the Company paid [to be supplied] in connection with producing and bringing this product to market. During the fiscal year ended June 30, 2009, the Company engaged Silex, a silicon foundry in Sweden, at a cost of $21,200 for further development of its SmartNanoBattery; payments to Silex for fiscal year ended June 30, 2010 in connection with the SmartNanoBattery amounted to $396,780.

Employees

mPhase and its subsidiary companies presently have a total of 9 full-time employees and consultants, two of whom are also employed by Microphase Corporation. See the description in the section entitled Certain Relationships and Related Transactions.

ITEM 1A. RISK FACTORS

RISKS RELATED TO FINANCIAL ASPECTS OF OUR BUSINESS

The Company has been forced to curtail development of all products except its SmartNanoBattery and Emergency Flashlight in order to conserve financial resources

The Company has been forced to focus on commercialization of only one of its products, thereby eliminating product diversification. The Company's lack of financial resources to simultaneously develop multiple products increases its overall risk profile as a development-stage company.

mPhase's stock price has suffered significant declines during the past ten years and remains volatile.

The market price of our common stock closed at $7.88 on July 26, 2000 and at $.011 on September 24, 2010. During such period the number of shares outstanding of the Company increased from approximately 30 million shares to approximately 1.3 billion shares. This increase was the result of periodic private placements and other financing arrangements involving convertible debt issued by the Company in order to finance company operations. Stocks in micro cap companies having stock values below $1.00 per share been very volatile during such period. Our common stock is a highly speculative investment and is suitable only for such investors with financial resources that enable them to sustain the loss of their entire investment in such stock. Because the price of our common stock is less than $5.00 per share and is not traded on the NASDAQ National or NASDAQ Small Cap exchanges, it is considered to be a "penny stock," limiting the type of customers that broker/dealers can sell to. Such customers consist only of "established customers" and "Accredited Investors" (within the meaning of Rule 501 of Regulation D of the Securities Act of 1933, as amended),generally individuals and entities of substantial net worth, thereby limiting the liquidity of our common stock.

We may not be able to raise sufficient capital to market our SmartNanoBattery and Emergency Flashlight applications of our technology on any meaningful scale.

We may not be able to obtain the amount of additional capital needed until the Company has established significant and predictable sales and revenues from our technology. We have been successful in the past as a micro-cap development stage company in raising capital; however recent trends in the capital markets are likely to pose significant challenges for the Company. Factors affecting the availability of capital include:

(1)	the price, volatility and trading volume of our common stock;

(2)	future financial results including sales and revenues generated from operations;

(3)	the market's view of the business sector of nanotechnology reserve batteries and emergency flashlights; and

(4)	the perception in the capital markets of our ability to execute our business plan.

We have reported net operating losses for each of our fiscal years from our inception in 1996 through the fiscal year ended June 30, 2010 and may not be able to operate profitability in the future.

We have had net losses of approximately $194.1 million since our inception in 1996 including approximately $7.3 million and $15.1 million for the fiscal years ended June 30, 2010 and June 30, 2009, respectively and cannot be certain when or if we will ever be profitable. We expect to continue to have net losses for the foreseeable future and have a need to raise not less than $5 million in additional cash in the next 12 months through further equity private placements and existing convertible debt arrangements to continue operations. As of June 30, 2010, we have working capital of approximately $25,000 and a stockholders’ deficit of $7.9 million. Cumulative negative cash flow from operations since inception has amounted to approximately $85.7 million.

Economic support from affiliated companies has been significant.

During the downturn in the telecommunications industry beginning in 2001, both Microphase Corporation and Janifast Ltd. provided significant financial support to mPhase in the form of either cash infusions or conversions of related party debt. Janifast Ltd. shut down its operations in March of 2009 owing to its financial condition and is currently being liquidated. Such companies, which share common management with mPhase, are under no legal obligation to and may not be able to sustain such economic support of mPhase in the future should such support be necessary.

Our independent auditor's report expresses doubt about our ability to continue as a going concern.

The reports of the Company's outside auditors Demtrius & Company, LLC., and its prior auditors Rosenberg, Rich, Baker, Berman & Company, Arthur Andersen & Co., with respect to its latest audited reports on Form10-K for each of the fiscal years commencing in the fiscal year ended June 30, 2001 through the current fiscal year ended June 30, 2010, stated that "there is substantial doubt of the Company's ability to continue as a going concern." Such opinion from our outside auditors makes it significantly more difficult and expensive for the Company to raise additional needed capital necessary to continue our operations.

Our common stock is subject to significant dilution upon issuance of shares we have reserved for future issuance.

As of June 30, 2010, outstanding convertible debt plus accrued interest is equal to $4,893,995, all of which has the right to convert into additional shares of our common stock at discounts of up to 25% of mPhase's then current stock price computed on a formula basis that may adversely affect the future price of our common stock. As of June 30, 2010, we have warrants and options convertible into 242,710,502 shares of our common stock at $.05 per share or more that, upon exercise, may result in significant future dilution to many of our current shareholders and may adversely affect the future price of our common stock. We may be forced to raise additional cash for operations by selling additional shares of our common stock to shareholders at depressed prices resulting in further dilution to our shareholders.

RISK FACTORS RELATED TO OUR OPERATIONS

We have been a development-stage company since our inception in 1996 and have not to date had a significant or successful deployment of any of our flagship products, including our SmartNanoBattery and our Emergency Flashlight products.

We have derived no material revenues from our SmartNanoBattery from inception of development in February 2004 through June 30, 2010 or the Emergency Flashlight and we have been forced to discontinue product development and marketing of both our TV+ and magnetometer products owing to limited financial resources.

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

We believe that our intellectual property with respect to our SmartNanoBattery and our proprietary rights with respect to the Company's permeable membrane design consisting of both micro and nano scale silicon features that are coated with a monolayer chemistry used to repel liquids is critical to our future success. We have three patents pending with respect to our SmartNanoBattery product and 9 patents pending with respect to our Emergency Flashlight and our mechanically-activated reserve battery it utilizes in order to protect our product; however to date only one patent has been granted, a patent issued in June of 2010 for the concept of a porous membrane made from silicon that is capable of controlling the flow of a wide range of liquids, including electrolytes used in both primary and rechargeable batteries. Our pending patent applications may never be granted for various reasons, including the existence of conflicting patents or defects in our applications. Even if additional U.S. patents are ultimately granted, there are significant risks regarding enforcement of patents in international markets. There are many patents being filed as the science of nanotechnology develops and the Company has limited financial resources compared to large, well established companies to bring patent litigation based upon claims of patent infringement.

RISKS RELATED TO OUR TARGETED MARKETS

The sale of new high technology products often has a long lead-time and a multiplicity of risks.

Commercialization of new technology products often has very long lead time since it is not possible to predict when major companies will license such technology for sale to their customers. The science of nanotechnology and microfluidics used to develop our SmartNanoBattery is in its very early stages and acceptance and demand for such products can often be a long evolutionary process.

The science of nanotechnology is at a very early stage as a discipline and is subject to great uncertainty and swift changes in technology.

Microfluid dynamics and the manipulation of materials of nano size and dimensions is a very new science and the creation of new products is dependent upon new and different properties of such materials created that will result in many uncertain applications and rapid change. The evolution of nanotechnology as a new science adds greater uncertainty to new applications and new and improved product introductions is unpredictable.

We may not be able to create new products from our intellectual property using microfluidics that will be acceptable in water purification, oil separation from water and other environment markets.

The market for "green" products and solutions is characterized by changing regulatory standards, new and improved product introductions, and changing customer demands.

Large companies such as General Electric with great resources are currently focusing significant monies for new solutions.

Our future success will depend upon our ability to achieve compelling technology innovations that are economic and practical to produce in large quantities. Success in new technology, products and services is a complex and uncertain process requiring high levels of innovation, highly-skilled engineering and development personnel, and the accurate anticipation of technological and market trends. We may not be able to identify, develop, market or support new or enhanced technology, products, or services on a timely basis, if at all, owing to our size and limited financial resources.

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

Our SmartBattery and our potential applications of our technology are components of end products and therefore our products are tied to the success of such end products.

The compelling need for critical mission batteries and other applications of our nanotechnology will depend upon both military and commercial needs going forward and the demand for our products as components. Thus the success of our SmartBattery and other applications of our technology will depend upon the continuing need for the end user products and market demand.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 587 Connecticut Avenue, Norwalk, CT 06854-1711. The Company leases this office space from Microphase Corporation under a facilities agreement with Microphase that provides that mPhase lease office space, lab facilities and administrative staff on a month-to-month basis for $3,000 month. The Company also maintains an office in Little Falls, New Jersey with monthly rent of $2,271 per month.

ITEM 3. LEGAL PROCEEDINGS

From time to time mPhase may be involved in various legal proceedings and other matters arising in the normal course of business. During its fiscal year ended June 30, 2010, the Company was not involved in any material legal proceedings or matters.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

YEAR/QUARTER	HIGH	LOW

Fiscal year ended June 30, 2004
First Quarter	$.42	$.29
Second Quarter	.61	.29
Third Quarter	.69	.38
Fourth Quarter	.46	.29
Fiscal year ended June 30, 2005
First Quarter	$.31	$.21
Second Quarter	.35	.23
Third Quarter	.60	.30
Fourth Quarter	.41	.25
Fiscal year ended June 30, 2006
First Quarter	$.29	$.21
Second Quarter	.32	.15
Third Quarter	.45	.19
Fourth Quarter	.34	.18
Fiscal year ended June 30, 2007
First Quarter	$.21	$.16
Second Quarter	.20	.15
Third Quarter	.24	.15
Fourth Quarter	.19	.09
Fiscal year ended June 30, 2008
First Quarter	$.13	$.07
Second Quarter	.09	.05
Third Quarter	.14	.05
Fourth Quarter	.13	.07
Fiscal year ended June 30, 2009
First Quarter	$.08	$.03
Second Quarter	.05	.01
Third Quarter	.04	.01
Fourth Quarter	.05	.01
Fiscal year ended June 30, 2010
First Quarter	.03	.02
Second Quarter	.02	.01
Third Quarter	.03	.02
Fourth Quarter	.02	.01

(B) HOLDERS

As of June 30, 2010, mPhase had approximately 1,163,751,952 shares of common stock outstanding and approximately 19,000 stockholders of record and 1,971,107,801 shares of common stock reserved for issuance upon the conversion of warrants, options and convertible debentures respectively. In addition the Company has reserved 116,108,933 shares for conversion of officer notes. Such notes may only be converted if the Board of Directors determines that such shares are not needed for general corporate financing or other purposes. As of June 30, 2009, we had approximately 870 million shares of common stock outstanding and approximately 19,000 shareholders

(C) DIVIDENDS

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

Issuances of Unregistered Securities

The following securities were issued by us within the past ten years and were not registered under the Securities Act of 1933, as amended (the "Act"). Each of the transactions is claimed to be exempt from registration under the Act.

In September 2001, certain of our officers and directors purchased an aggregate of 2,000,000 shares of common stock for an aggregate investment of $1,000,000. These issuances, which were exempt from registration pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Act, included 1,000,000 shares to Mr. L. Barton, a director at that time, for an investment of $500,000; 400,000 shares to Mr. Ronald A. Durando, the Company's president and a director, for an investment of $200,000; 400,000 shares to Mr. Gustave Dotoli, the Company's vice-president and a director, for an investment of $200,000; and; 200,000 shares to Mr. Martin S. Smiley, the Company's vice-president, for an investment of $100,000.

In December 2001 and January 2002, we issued 6,797,643 shares of common stock and a like amount of warrants at an exercise price of $.30 per share for a term of five (5) years pursuant to Rule 506 of Regulation D of the Act for approximately $2,000,000 in cash.

During the year ended June 30, 2002, the Company issued 7,492,996 shares of its common stock and 5,953,490 warrants to related parties and strategic vendors in connection with the conversion of $2,738,658 of accounts payable and accrued expenses, of which 6,150,000 shares of common stock and 3,400,000 warrants were issued in settlement of $1,460,000 of accounts payable to related parties as follows:

(a) During December 2001, the Company converted $660,000 of liabilities due to Microphase and $360,000 of liabilities due to Janifast respectively into 2,200,000 and 1,200,000shares of the Company's common stock and a like amount of warrants to purchase one share each of the Company's common stock at an exercise price of $.30 pursuant to debt conversion agreements pursuant to Section 3(a)(9) of the Act, and 320,000 shares of common stock plus warrants to purchase another 320,000 shares of common stock at $.30 for a term of 5 years were issued to strategic vendors pursuant to Section 3(a)(9) of the Act.

(b) During the quarter ended March 31, 2002, the Company converted $96,000 of liabilities due to strategic vendors into 320,000 shares of the Company's common stock and a like amount of warrants to purchase one share each of the Company's common stock at an exercise price of $.30 pursuant to debt conversion agreements pursuant to Section 3(a)(9) of the Act.

(c) Effective March 31, 2002, the Company converted $420,872 of liabilities due to Piper & Rudnick LLP, outside legal counsel to mPhase, pursuant to Section 3(a)(9) of the Act, into a warrant to purchase up to a total of 1,683,490 shares of the Company's common stock, which pursuant to EITF 96 18 had an approximate value of $.30 per share, and a warrant to purchase 550,000 shares of the Company's common stock at an exercise price of $.30 per share under the terms of a payment agreement. In addition, Piper agreed to accept a Promissory note for $420,872 of current payables at an interest rate of 8% with payments of $5,000 per month commencing June 1, 2002 and continuing through December 1, 2003, with a final payment of principal plus accrued interest due at maturity on December 31, 2003. Additionally, 1,022,996 shares of common stock were issued pursuant to Section 3(a)(9) of the Act to strategic vendors, the value of which was based upon the price of the Company's common stock on the effective date of settlement with each strategic vendor, to settle $761,786 of liabilities. The conversion of $1,182,658 of such liabilities, together with gains from cash settlements of $27,960, resulted in an aggregate gain on extinguishments of $142,236.

(d) Effective for June 30, 2002, the Company converted $360,000 of liabilities due to Microphase and $80,000 of liabilities due to Janifast into 2,250,000 and 500,000 shares of the Company's common stock, respectively, pursuant to debt conversion agreements pursuant to Section 3(a)(9) of the Act.

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

During the fiscal year ended June 30, 2003, the Company converted certain payables and accrued expenses with officers, related parties and strategic vendors pursuant to Section 4(2) and to Section 3(a)(9) of the Act aggregating approximately $1.9 million into 5,923,333 restricted shares of the Company's common stock and 5 year warrants to purchase an additional 3,706,800 restricted shares of the Company's common stock. Of these, 5,533,333 shares of common stock and 3,491,800 warrants were issued in settlement of $1,748,756 of debt to related parties as follows:

(a) Liabilities of $620,000 and $360,000 due to Microphase Corporation and Janifast Ltd. were converted into 3,033,000 shares and 1,500,000 shares of stock, respectively. The value attributable to the shares was based upon the market price of the Company's common stock on the measurement date, which date was determined pursuant to EITF 00-19, as to when all the contingent terms of the conversion agreements were met, in which no gain or loss was recognized on the conversion of the $980,000 of debt, and;

(b) Also included in such conversions during the year ended June 30, 2003, were transactions whereby the Company converted $525,967 of liabilities, $269,362 due to the Company's president, $211,605 due to the vice president and $45,000 due to a sales manager who was also concurrently employed by Microphase, for unpaid management compensation and sales commissions due from mPhase into warrants to purchase up to a total of 2,656,500 shares of the Company's common stock. The aggregate value of such warrants was estimated using the Black-Scholes options pricing model, pursuant to EITF 96-18, having an approximate value of $.21 per share, or $538,173. The Company recorded a settlement expense of approximately $12,206 with respect to the Company's president and vice president.

(c) Strategic vendors converted $117,486 of payables into 340,000 shares of the Company's common stock on the measurement date, the value of which was based upon the price of the Company's common stock on the effective date of settlement with each party. This resulted in a gain of $37,383, which, when combined with all conversions and the gains from cash settlements of $36,049 for the fiscal year 2003, resulted in a net gain on extinguishments in the statements of operations of $61,226 for the year ended June 30, 2003.

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

In December of 2003, the Company issued to five accredited investors 2,300,000 shares of its common stock together with a like amount of 5 year warrants to purchase one share each of the Company's common stock, with an exercise price of $.35 per share, in a private placement pursuant to Rule 506 of Regulation D of the Act generating net proceeds of $805,000, $175,000 of which was collected in January, 2004. An advisor of the Company was issued 100,000 shares for assisting in this transaction.

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

In June of 2004, the Company issued to three accredited investors 3,844,000 shares of its common stock together with two warrants each to purchase a like amount of stock at $.35 and $.50 respectively at a price of $.25 per unit. Such warrants were exercisable for a period of 5 years and were callable at $.10 per $100,000 of the value of the shares into which such warrants might be converted if the common stock of the company traded for 20 consecutive days above (i) $.50 per share in the case of the $.35 warrant and (ii) $.75 per share in the case of the $.50 warrant.

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

During the fiscal year ended June 30, 2004, the Company converted certain payables and accrued expenses with GTRC, a strategic vendor, aggregating approximately $1.8 million into 5 year cashless warrants pursuant to Section 4(2) and to Section 3(a)(9) of the Act to purchase an additional 5,039,200 restricted shares of the Company's common stock valued at $.35 per share plus a $100,000 term promissory note. The Company was in arrears with respect to the first payment on the note and renegotiated the amount of the note and payment schedule since the note included past and future royalty payments with respect to the Company's patents covering its Traverser DVDDS, some of which the Company considered relinquishing going forward.

A July 2004 private placement of 622,000 shares, each with two separate 5 year warrants, were sold for $155,000, each warrant specifying the right to purchase one additional share at $.25 and $.50, respectively. A September private placement of 1,050,000 shares, each with two separate 5 year warrants, was sold for $ 247,400, each warrant specifying the right to purchase one additional share at $.25 and $.35, respectively. A total of 3,344,000 shares have been reserved to provide for conversion in connection with these warrants.

During the three months ending December 31, 2004, the Company granted 134,500 shares of its common stock to consultants for services performed valued at $26,900. Additionally, the Company issued 2,817,954 shares of its common stock pursuant to the exercise of previously outstanding warrants, generating net proceeds intended to be used for general corporate purposes of $563,590. During the quarter ended December 31 of 2004, the Company issued equity units consisting of 10,717,500 shares of its common stock together with a like amount of warrants, with an exercise price of $.25, in a private placement generating net proceeds intended to be used for working capital and general corporate purposes of $2,116,600, of which $2,066,600 was collected through December 31, 2004 and $50,000 was collected in January of 2005. A consultant who assisted the Company with this transaction also received 100,000 shares of the Company's common stock.

During January of 2005, the Company issued an additional 3,750,000 shares of equity units as part of the private placement begun in the second quarter of fiscal year 2005, generating additional proceeds of $750,000. Additionally, 1,000,000 shares of common stock plus a 5 year warrant for a like amount of shares at $.25 per share were issued to Janifast Ltd. upon conversion of $200,000 of accounts payable. In addition, 424,875 shares of common stock plus a 5 year warrant for a like amount of shares at $.25 per share were issued to Martin Smiley in connection with his conversion of a $75,000 promissory note plus accrued interest of $9,975. Also 65,000 shares of common stock and a 5 year warrant for a like amount of stock at $.25 per share were issued to Mr. Durando for conversion of $13,000 of accrued interest on various promissory notes issued by the Company as well as 1,395,400 shares of common stock of the Company in connection with the exercise of a warrant at $.01 per share previously awarded for unpaid compensation. A reduction in principal of $13,954 of a $75,000 promissory note to Mr. Durando was made for payment of the exercise price of $.01 per share under the warrant. Mr. Dotoli was issued 375,000 shares of common stock of the Company in connection with the exercise of a portion of a warrant at $.01 per share. Payment for such exercise was made in exchange for cancellation of $3,750 of accrued interest on a $75,000 promissory note. Finally Mr. Suozzo, a consultant, received 100,000 shares of common stock plus a 5 year warrant for a like amount of stock at $.25 per share in exchange for cancellation of $20,000 of accounts payable.

A December 31, 2004 outstanding subscriptions receivable balance of $50,000 was fully collected in January of 2005. Additionally, a December 2004 private placement was closed out in January of 2005 with the placement of 3,600,000 equity units at $.20 per unit consisting of one share of common stock plus 5 year warrants for a like amount of shares with a strike price of $.25 per share generating net proceeds of $720,000 to the Company.

A January private placement realized net proceeds of $357,250 upon issuance of 1,793,750 shares of Ccommon stock at $.20 per share plus 5 year warrants to purchase 1,793,750 shares of common stock at $.25 per share. A later private placement realized net proceeds of $1,351,000 upon issuance of 4,920,000 shares of common stock plus 5 year warrants to purchase 4,920,000 shares of common stock at $.25 per share.

In January of 2005 there were stock option awards issued to two consultants for services performed. The company granted 250,000 options to a consultant for professional services, which options provided for the right of stock purchase at an exercise price of $.25; these options had a five year life and expired in January of 2010. A second award issued a like number of options to another service provider under similar terms, except that the options associated with this second award offered a call feature, available to the company, for redemption of such options at a call price of $.45 at any time during their five year life. In aggregate, 400,000 options were issued in connection with these awards, resulting in a charge to general and administrative non-cash expense in the amount of 133,990 in the third quarter of fiscal 2005. The valuation of this charge was made on the basis of the fair market value of the Company's common stock on the date of grant using the Black-Scholes option premium model.

On January 15, 2005, the company converted a $100,000 convertible note payable to Martin Smiley in exchange for 400,000 shares and a like number of warrants that were priced at $.25 per unit or $100,000 in aggregate. Also in January of 2005, Martin Smiley was awarded additional compensation of 425,000 shares of common stock. This award resulted in a charge to general and administrative non-cash expense in the amount of $131,750 in the third quarter of fiscal 2005, representing expense recognition consistent with the market price of that stock of $.31 on the date of that award.

In February of 2005, GTARC tendered 5,069,242 of cashless warrants which they held in connection with a previous debt settlement in exchange for 4,949,684 of the company's shares of common stock; the balance of the 119,558 warrants were effectively cancelled as a result of certain warrant exercise exchange provisions adjusting the exchange rate based on specified stock pricing experience as per the original debt settlement agreement.

A March private placement resulted in the realization of net proceeds of $1,217,000 upon issuance of 4,396,667 shares of common stock at $.30 per share plus 5 year warrants to purchase 4,396,667 shares of common stock at $.30 per share.

On February 17 of 2005, the Company granted 2,600,000 warrants and 400,000 options to consultants for services performed valued at $1,328,600 and $204,400, respectively. The warrants and options provided the right to purchase a share of mPhase common stock at an exercise price $.45 and $.30 per share, respectively, over their 5 year life expiring in February of 2010. These warrant and option awards were valued on the basis of the fair market value of the Company's common stock on the date of grant using the Black-Scholes option premium model and the value of the award was expensed to general and administrative non-cash expenses in the third quarter of fiscal 2005.

In late February and early March of 2005, the Company converted approximately $173,898 in accounts payable due various vendors into 535,296 shares of common stock aggregating $183,310 in full settlement of those obligations and pursuant to Section 3(a)(9) of the Act.

During May 2005, the Company adjusted the exercise price of $.45 per share of an investor's 5 year warrant issued in January 2005 to purchase 714,296 shares of common stock to $.225 in July of 2005. In July of 2005, such investor exercised a portion of such warrant, as adjusted, to purchase 200,000 shares of the Company's common stock generating $45,000 of net proceeds to the Company.

During the fiscal year ending June 30, 2006, the following transactions impacted stockholders equity.

On July 20, 2005, at the Company's annual meeting of shareholders, the shareholders ratified an amendment to its Certificate of Incorporation to increase the number of authorized shares of common stock from 250,000,000 to 500,000,000 shares.

Private Placements:

During the first fiscal quarter, the Company issued 4,648,625 unregistered shares together with 5 year warrants to purchase 4,648,625 shares at $.25 per share in a private placement pursuant to Rule 506 of Regulation D of the Securities Act of 1933 generating $920,000 of gross proceeds. Also during the quarter, the Company issued 9,877,000 shares of its common stock together with 5 year warrants to purchase a like amount of shares at $.20 per share in two private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, generating $2,167,400 of gross proceeds.

During the second fiscal quarter the Company issued 1,702,900 shares together with 5 year warrants to purchase 1,702,900 shares of the Company's common stock to accredited investors at $.20 per share in a private placement pursuant to Rule 506 of Regulation D of the Securities Act of 1933 generating $340,580 of gross proceeds. Also during the quarter, the Company issued 11,477,785 shares together with 5 year warrants to purchase 11,477,785 shares of the Company's common stock to accredited investors at $.18 per share in a private placement pursuant to Rule 506 of Regulation D of the Securities Act of 1933, generating $2,238,973 of gross proceeds.

During the third fiscal quarter, the Company issued 29,861,772 shares together with 5 year warrants to purchase 29,861,772 shares of the Company's common stock to accredited investors at $.18 per share in a private placement generating pursuant to Rule 506 of Regulation D of the Securities Act of 1933, generating $5,065,265 of gross proceeds.

In addition, the Company issued approximately 2,426,698 shares as finders’ fees as part of the private placements during the year. (See also comments regarding 12,792,117 shares explained under Reparations below)

Warrants Exercised:

During the first fiscal quarter, the Company issued 225,000 shares of common stock pursuant to the exercise of warrants issued prior to the 3 month period, generating net cash proceeds of $45,000.

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

Options and Stock Based Compensation

At various points during the fiscal year ended June 30, 2007, the Company issued stock options to employees and officers for the right to purchase 23,595,000 shares. Pursuant to the adoption of FAS 123(R), the Company recognized an expense in the amount of $3,837,423, all of which was included in general and administrative expense. The fair value of options granted in 2007 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 108.5%, a risk-free interest rate of 4.4% and expected option life of 3 years.

During the fiscal year the Company issued to key employees and consultants common stock shares in the aggregate amount of 11,500,000 for services rendered. The value of such shares was determined based on the fair market value of the Company's stock on the date that such transaction was authorized. Accordingly, the Company recorded a charge to earnings in the aggregate amount of $2,439,000.

Debt Conversions

During the second fiscal quarter, the Company converted $369,000 and $171,000 of liabilities due to Microphase Corporation and Janifast Ltd into 2,050,000 shares and 950,000 shares of stock and warrants, respectively. In addition, the Company converted $50,000 of liabilities due to a strategic vendor into 331,864 shares of stock plus warrants to purchase 277,778 shares. The value attributable to the shares was based upon the market price of the Company's common stock on the measurement date.

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

During the fiscal year eending June 30, 2007, the following transactions impacted stockholders equity.

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

During the quarter ended March 31, 2007, the Company issued 14,973,083 shares of its common stock in private placements generating net proceeds of $1,777,503; included in this amount was an estimate of finders fees to be paid of $209,000.

During the quarter ended June 30, 2007, the Company issued 19,582,038 shares of its common stock in private placements generating net proceeds of $2,476,000; included in this amount was an estimate of finders fees to be paid of $41,000

Warrants Exercised:

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

Options and Stock Based Compensation

During the twelve months ended June 30, 2007, the Company authorized the issuance of options and warrants to employees, officers, and consultants granting the right to purchase 10,455,000 common shares and 2,821,113 common shares, respectively. Pursuant to the adoption of FAS 123(R), the Company recognized an expense in the amount of $1,321,853, all of which was included in general and administrative expense. The fair value of options granted was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility ranging between 80% -95%, a risk-free interest rate of 4.8% and expected option life of 5 years.

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

Reparations

During the twelve month period ended June 30, 2007, the Company became obligated to issue 22,664,580 of its common stock as reparation to affect revised pricing on previous private placements. This additional consideration was afforded to past investors who agreed to make additional cash investments as part of a new private placement. The cost of such consideration was estimated to be the fair value of such shares at the time of the investment of $1,874,020.

During the fiscal year ending June 30, 2008, the following transactions impacted stockholders equity.

Private Placements

During the quarter ended September 30, 2007, the Company issued 500,000 shares of its common stock in private placements generating net proceeds of $50,000.

During the quarter ended December 31, 2007, the Company issued 850,000 shares of its common stock in private placements generating net proceeds of $48,000.

During the quarter ended June 30, 2008, the Company issued 23,250,000 shares of its common stock in private placements generating net proceeds of $1,162,500.

Exercise of Warrants

During the quarter ended June 30, 2008, 11,111,112 warrants to purchase common stock were exercised and additional warrants for 11,111,112 shares issued. Such transaction generated net proceeds of $650,000.

Other Equity Transactions

During the year ended June 30, 2008, the Company issued 500,000 shares of stock, 110,000 of options and approximately 13.1 million warrants to purchase common stock valued at $346,985 to individuals and investors. In addition, it issued approximately 5.2 million shares of common stock valued at $230,927 to reflect re-pricing agreements, 1,109,200 shares to pay for finders’ fees valued at $100,000, and 5,250,000 shares of common stock valued at $165,000 in connection with debt financing arrangement (see convertible debt below) The fair value of shares issued was estimated as of the date of grant using the Black-Scholes pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility ranging between 70 -81%, a risk-free interest rate of 2.25% and expected option life of 5 years.

Investment in Granita Media, Inc

An investment of $514,000 was received by Granita Media, Inc, a subsidiary formed July 1, 2007, to operate its IPTV business. Since the Company remained the controlling shareholder in Granita Media and such results were consolidated, this investment was included in Additional Paid In Capital.

Convertible Debt Short Term

In September, 2007, the Company received proceeds of $154,000 of convertible debt bearing interest at an annual rate of 15% and due September 1, 2008. Such debt was convertible into the Company's common shares at a price equal to a 20% discount from the 20 day average bid and ask price. Such election was at the option of the Company on September 1, 2008. In March 2008, $100,000 of such debt was converted into 2,727,264 shares of common stock.

Long Term Convertible Debentures / Note Receivable / Debt Discount and Related Interest

During fiscal year ended June 30, 2008 the Company entered into three separate convertible debt arrangements with independent investors. These transactions were intended to provide liquidity and capital to the Company and are generally structured as follows:

The form of the transaction may involve the following:

  The receipt of cash.

  The issuance of a note payable from mPhase.

  The issuance of a note receivable due to mPhase.

  A Securities Purchase Agreement.

  The note payable contains conversion features which permit the holder to convert debt into equity. Such debt is eligible to be converted into the Company's common stock immediately, thus requiring the recording of the entire liability upfront. Finally, to encourage conversion, a discount from market value is offered.

  The aggregate amount of notes payable exceed the amount of cash received. As "Consideration" for this difference, the Company takes back a secured note receivable. Security is generally liquid investments of the investor.

  The note receivable provides a commitment to fund mPhase. The notes are secured and collateralized and carry terms which are different from the related note payable and no right of offset exists.

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

As of fiscal year end June 30, 2010, no convertible debentures remain outstanding in respect of the three convertible debt arrangements entered into during fiscal year ended June 30, 2008. Those arrangements are briefly summarized below.

Arrangement #1 (Golden Gate Investors)

In December, 2007, the Company received proceeds of $500,000 under a Securities Purchase Agreement. This transaction involves three related agreements: 1) a Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $6,000,000 of funds, 2) a convertible debenture in the amount of $1.5 million, with an interest rate of 7 ¼% and a maturity date of December 11, 2010, and 3) a secured note receivable in the amount of $1.0 million, with an interest rate of 8 ¼ % and a maturity date of February 1, 2011 due from the holder of the convertible debenture.

Conversion of the outstanding debenture into common shares is at the option of the holder. The number of shares into which this debenture was converted is equal to the dollar amount of the debenture divided by the lesser of $.35 per share or 80% of the 3 lowest volume weighted average prices during the 20 day trading period prior to conversion. At the time of the transaction (December 11, 2007) the derivative value of the conversion feature was calculated to be $1,678,471. On June 30, 2008, given the decrease in the Company's stock price, this value had decreased to $322,636. As of June 30, 2009, all of the related debt had been converted and no derivative value balance remained. This resulted in an increase in earnings for the year of $322,636. In addition, the transaction resulted in a note discount of $1.5 million which has been amortized as expense. During the year ended June 30, 2009, amortization of debt discount amounted to $1,122,649. In March of 2009, by mutual consent of the parties, the Securities Purchase Agreement was terminated. Total draws under this facility were $1.5 million.

During the fiscal year ended June 30, 2009, $1,365,000 of such debt was converted into 74,368,943 shares of common stock and the Company received a total of $950,000 under the provisions of the related Note Receivable. As of June 30, 2009, all notes receivable had been paid and all debt converted. No further obligations exist by either party.

Arrangement #2 (St. George Investments, LLC)

In February 2008, the Company entered into a convertible debenture transaction which involved the receipt of $500,000 cash, a note payable of $550,000 and the issuance of 3,250,000 shares of stock valued at $260,000. The relative fair value of the shares was $105,000 as of June 30, 2008. The terms of the debenture provided for a 7.5% interest rate, a due date of February 2012 and allowed similar conversion privileges equal to 75% of the average of the three lowest prices over a 20 day period. The derivative value of such security was estimated to be $581,428 on the date of issuance. On June 30, 2008, this value had decreased to $142,593, creating a non cash credit to earnings of $438,835. The cost of the shares issued and related debt discount was amortized to expense over the life of the debenture. In the event of default under the note payable the holder was entitled to certain compensatory fees. During the period ended June 30, 2009, amortization of debt discount amounted to $502,083.

During the fiscal year ended June 30, 2009, $614,209 of such debt plus accrued interest was converted into 60,536,582 shares of common stock. As of June 30, 2009, all debt had been converted and no further obligation exists by either party.

Arrangement #3 (JMJ Financial, Inc.)

In April, 2008, the Company received proceeds of $300,000 under a Securities Purchase Agreement. This transaction involved three related agreements: 1) a Securities Purchase Agreement which, under certain circumstances, permitted the Company to draw up to $1,300,000 of funds, 2) two convertible debentures totaling $1,450,000, with a one-time interest factor of 12% and a maturity date of March 25, 2011, and 3) a secured note receivable in the amount of $1.0 million, with a one-time interest factor of 13.2 % and maturity dates of March 25, 2012 due from the holders of the convertible debentures.

Conversion of outstanding debentures into common shares was at the option of the holder. The number of shares into which the debentures could be converted was equal to the dollar amount of the debentures divided by 75% of the 3 lowest volume weighted average prices during the 20 day trading period prior to conversion. An amendment of December 31, 2008 allowed one conversion of $200,000 of principal to be converted into common stock at the rate of 70% of the lowest trading price during the 20 day period prior to conversion and reduced the conversion price from 80% to 75% for future conversions.

During the fiscal year ended June 30, 2009, $964,250 of such debt and accrued interest was converted into 100,951,309 shares of common stock. As of June 30, 2010, all notes receivable had been paid and all debt converted.

At the time of the transaction the embedded conversion feature of this security was calculated to be $2,493,212. On June 30, 2008, this value had decreased to $284,922. On June 30, 2009, such value had increased to $444,552, creating a non-cash expense for the twelve month period of $159,630. On June 30, 2010, the value was $0. In addition, the transaction resulted in a note discount which has been amortized as expense over the life of the loan. During the twelve month period ended June 30, 2009, amortization of debt discount amounted to $1,007,097, and during that same period ended June 30, 2010, amortization of debt discount amounted to $0.

During the fiscal year ending June 30, 2009, the following transactions impacted stockholders equity.

Private Placements

During the quarter ended September 30, 2008, the Company issued 4,000,000 shares of its common stock at $.05 per share in private placements, generating net proceeds of $180,000. Related to this transaction was the issuance of 3,862,000 shares as reparations shares to effect re-pricing at a cost estimated to be $216,689.

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

Also during the quarter ended June 30, 2009, the Company issued 20,775,000 shares in settlement of $169,875 of prior promissory notes payable plus accrued interest and incurred a beneficial conversion of $114,500.

Stock Based Compensation

During the three months ended September 30, 2008, the Company issued 5 year options to purchase 104,675,000 shares of common stock at $.05 per share. The value of such options was estimated to be $4,071,348 using the Black Scholes method, based on an assumed volatility of 78% and an interest rate of 1.5% . In addition, 61,750,000 shares of common stock valued at $3,525,615 were issued to employees and consultants. (See note 3.)

No such transactions occurred in the quarters ending December 31, 2008 nor March 31, 2009.

During the quarter ended June 30, 2009, the Company granted 3 officers of the Company the right to convert an aggregate of $1,465,992 of loans and accrued and unpaid compensation and accrued interest into common stock of the Company at a price of $.0075 per share.

Conversion of debt securities

During the fiscal year ended June 30, 2009, $3,303,333 of debt was converted into 278,346,019 shares of common stock. Included in this amount is $112,500 of notes payable to a related party which were sold to an investor for $112,500 cash and subsequently converted into 15,000,000 shares of the Company's common stock valued at $.0075 per share. Additionally $57,375 of prior notes plus accrued interest outstanding was settled by the issuance of 5,775,000 shares of common stock. All other debt converted involved long term convertible debentures as described below.

Long Term Convertible Debentures / Note Receivable / Debt Discount and Related Interest

During the fiscal year ended June 30, 2009, the Company entered into convertible debt arrangements as follows:

Arrangement #4 (JMJ Financial, Inc.)

On December 31, 2008, the Company entered into a second agreement with JMJ Financial. This transaction involved 1) a convertible debenture in the amount of $1.1 million, plus a one-time interest factor of 12% ($132,000) and a maturity date of December 31, 2011, and 2) a secured note receivable in the amount of $1.0 million, plus a one-time interest factor of 13.2% ($132,000) and maturity date of December 31, 2012 due from the the holder of the convertible debentures. No cash was exchanged relative to this agreement.

Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trading price during the 20 day trading period prior to conversion. At the commitment date the embedded conversion feature of such security was $586,667 and the debt discount valued at $586,667. As of June 30, 2009, the value of the embedded conversion feature increased to $855,920, creating a charge to earnings of $269,254 while the debt discount had been amortized by $97,778. As of June 30, 2010, no amounts remain outstanding under this agreement

During the fiscal year ended June 30, 2010, the Company received $1,000,000 of cash advances and $132,000 of contract interest. During the year ended June 30, 2010, the holder converted $1,232,000 of principal and interest into 78,792,702 shares of the Company’s common stock. Aditionally, the Company recorded $488,889 amortization of debt discount under this agreement.

Arrangement #5 (LaJolla Cove Investors, Inc.)

On Sept 11, 2008, the Company received proceeds of $200,000 under a Securities Purchase Agreement. This transaction involved three related agreements: 1) a Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $2,000,000 of funds, 2) a convertible debenture totaling $2,000,000, with an interest rate of 7 1/4% and a maturity date of September 30, 2011, and 3) a secured note receivable in the amount of $1,800,000, with an interest rate of 8 1/4% and maturity dates of September 30, 2011 due from the holder of the convertible debenture. In addition, the holder of the debenture is related to the holder in Arrangement #1.

Conversion of outstanding debentures into common shares is similar to the terms of Arrangement #1. At the time of the transaction (September 11, 2008), the embedded conversion feature of this security was calculated to be $859,756. On June 30, 2009, this value had increased to $1,080,343, creating a non-cash expense to earnings for the twelve month period of $220,587. On June 30, 2010, this value had increased to $1,180,475 creating a non-cash charge to earinings of $100,132. In addition, the transaction resulted in a note discount which is being amortized as expense over the life of the loan. During the twelve month period ended June 30, 2010, amortization of debt discount amounted to $71,646.

During the twelve months ended June 30, 2010 the holder converted $0 of principal into 0 shares of common stock.

During the fiscal year ending June 30, 2010, the following transactions impacted stockholders equity

During the fiscal year ended June 30, 2010, the Company received $225,000 of net proceeds from the issuance of 30,666,667 shares of common stock in private placements with accredited investors. The aggregate costs of such placements was $25,000.

Stock Based Compensation

The Company did not issue any awards of common stock or options to Officers, Directors or Employees during the fiscal year ended June 30, 2010. The Company issued 1,575,000 shares of common stock to various vendors and consultants valued at a total of $34,313 based upon the market price of the common stock on various different dates to such persons during the period.

Conversion of debt securities

During the fiscal year ended June 30, 2010, $3,415,250 of debt was converted into 232,723,736 shares of common stock to holders of Convertible Notes. In addition the Company issued 26,666,667 shares of common stock to Microphase Corporation for the conversion of $200,000 of previously outstanding accounts payable at $.0075 per share. The price was based upon the price offered to investors in concurrent private placements with accredited investors during this period. The Company recorded an addition to interest expense on this beneficial conversion feature.

Long Term Convertible Debentures / Note Receivable / Debt Discount and Related Interest

Arrangement #6 (JMJ Financial, Inc.)

On August 19, 2009 the Company issued a 12% convertible note maturing on August 10, 2012 in the principal amount of $1,870,000 to JMJ Financial for a purchase price of $1,700,000. The Company initially received $250,000 in cash as partial payment of the purchase price for the convertible note plus a 13.2% secured promissory note maturing on August 10, 2012 in the amount of $1,450,000. As of June 30, 2010, the Company has received a total of $1,523,500 cash and has issued 109,920,635 shares of common stock to the holder upon conversions. The remaining $570, 900 of cash to be received from the holder plus accrued and unpaid interest is convertible into shares of common stock at the option of the holder. Upon receipt, in full, of cash by the Company equaling the purchase price of the convertible note plus interest or any portion thereof payable through maturity, the holder may convert such portion of the total amount of interest funded that would accrue to maturity into additional shares of common stock . The number of shares into which this convertible note can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trading price during the 20 day trading period prior to conversion. Based upon the price of the Company’s common stock on June 30, 2010 of $.0162 per share, the holder could convert the remaining principal amount plus interest of this convertible note into approximately 32,460,695 shares of common stock.

At the time of the transaction, the embedded feature of this security was calculated to be $1,054,395. On June 30, 2010, this value had decreased to $271,339, creating a non-cash credit to earnings of $783,056. In addition, the transaction resulted in a note discount that is being amortized as expense over the life of the loan. During the twelve month period ended June 30, 2010, amortization of debt discount amounted to $832,314. During the twelve months ended June 30, 2010, the holder converted $1,523,500 of principal into 109,920,635 shares of common stock.

Arrangement #7 (JMJ Financial, Inc.)

On September 30, 2009, the Company issued a 12% convertible note maturing on September 23, 2012 in the principal amount of $1,200,000 to JMJ Financial for a purchase price of $1,100,000. The Company initially received $150,000 in cash as partial payment of the purchase price for the convertible note plus a 13.2% secured promissory note maturing on August 10, 2012 in the amount of $950,000. To date the Company has received a total of $150,000 cash and has issued no shares of common stock to the holder upon conversions. The remaining $1,094,000 of cash to be received from the holder plus accrued and unpaid interest is convertible into shares of common stock at the option of the holder. Upon receipt, in full, of cash by the Company equaling the purchase price of the convertible note plus interest or any portion thereof payable through maturity, the holder may convert such portion of the total amount of interest funded that would accrue to maturity into additional shares of common stock. The number of shares into which this convertible note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trading price during the 20 day trading period prior to conversion. Based upon the price of the Company’s common stock on June 30, 2010 of $.0162 per share, the holder could convert the remaining principal amount plus interest of this convertible note into approximately 98,271,605 shares of common stock.

At the time of the transaction, the embedded feature of this security was calculated to be $480,000. On June 30, 2010, this value had increased to $938,843 creating a non-cash charge to earnings of $458,843. In addition, this transaction resulted in a note discount that is being amortized as an expense over the life of the loan. During the twelve months ended June 30, 2010, amortization of debt discount amounted to $93,332.

Arrangement #8 (JMJ Financial, Inc.)

On November 17, 2009, the Company received a total of $186,000 of proceeds in connection with a new financing agreement with JMJ Financial. This transaction consists of the following: 1) a convertible note in the amount of $1,200,000 plus a one-time interest factor of 12% ($144,000) and a maturity date of September 23, 2012 and (2) a secured promissory note in the amount of $1,100,000 plus a one-time interest rate factor of 13.2% ($144,000 each) and a maturity date of September 23, 2012 due from the holder of the convertible note. Conversion of outstanding principal into shares of common stock is at the option of the holder. The number of shares into which this note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion.

To date the Company has received a total of $186,000 cash and has issued no shares of common stock to the holder upon conversions. The remaining $1,058,000 of cash to be received from the holder plus accrued and unpaid interest is convertible into shares of common stock at the option of the holder. Upon receipt, in full, of cash by the Company equaling the purchase price of the convertible note plus interest or any portion thereof payable through maturity, the holder may convert such portion of the total amount of interest funded that would accrue to maturity into additional shares of common stock . Based upon the price of the Company’s common stock on June 30, 2010 of $.0162 per share, the holder could convert the remaining principal amount plus interest of this convertible note into approximately 95,308,642 shares of common stock.

At the time of the transaction, the embedded feature of this security was calculated to be $536,000. On June 30, 2010, this value had increased to $938,843 creating a non-cash charge to earnings of $402,843. In addition, the transaction resulted in a note discount that is being amortized as an expense over the life of the loan. During the twelve month period ended June 30,2010, amortization of debt discount amounted to $123,668. During the twelve months ended June 30, 2010, the holder converted 0 of principal into 0 shares of common stock.

Arrangement #9 (JMJ Financial, Inc.)

On December 15, 2009 the Company entered into a new financing agreement with JMJ Financial that consists of the following: 1) a convertible note issued by the Company in the amount of $1,500,000 plus a one-time interest factor of 12% ($180,000) and a maturity date of December15, 2012 and (2) a secured promissory note in the amount of $1,400,000 plus a one-time interest rate factor of 13.2% ($180,000 ) and a maturity date of December 15, 2012 due from the holder of the convertible note.

To date the Company has received a total of $300,000 cash and has issued no shares of common stock to the holder upon conversions. The remaining $1,280,000 of cash to be received from the holder plus accrued and unpaid interest is convertible into shares of common stock at the option of the holder. Upon receipt, in full, of cash by the Company equaling the purchase price of the convertible note plus interest or any portion thereof payable through maturity, the holder may convert such portion of the total amount of interest funded that would accrue to maturity into additional shares of common stock. The number of shares into which this convertible note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. Based upon the price of the Company’s common stock on June302, 2010 of $.0162 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 113,580,247 shares of common stock.

At the time of the transaction, the embedded feature of this security was calculated to be $542,714. On June 30, 2010 this value had increased to $1,173,555 creating a non-cash charge to earnings of $630,844. In addition, the transaction resulted in a note discount that is being amortized as an expense over the life of the loan. During the twelve month period ended June 30, 2010, amortization of debt discount was $124,162. During the twelve months ended June 30, 2010, the holder converted $0 of principal into 0 shares of common stock.

Arrangement #10 (JMJ Financial, Inc.)

On April 5, 2010, the Company entered into a new financing agreement with JMJ Financial that consists of the following: 1) a convertible note issued by the Company in the principal amount of $1,200,000 plus a one- time interest factor of 12% ($144,000) and a maturity date of December 15, 2012, and (2) a secured promissory note from the holder of the convertible note in the amount of $1,100,000 plus a one-time interest rate factor of 13.2% ($144,000 each) and a maturity date of December 15, 2012.

To date the Company has received a total of $100,000 cash and has issued no shares of common stock to the holder upon conversions. The remaining $1,144,000 of cash to be received from the holder plus accrued and unpaid interest is convertible into shares of common stock at the option of the holder. Upon receipt, in full, of cash by the Company equaling the purchase price of the convertible note plus interest or any portion thereof payable through maturity, the holder may convert such portion of the total amount of interest funded that would accrue to maturity into additional shares of common stock .The number of shares into which this convertible note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. Based upon the price of the Company’s common stock on June 30, 2010 of $.0162 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 102,386,831 shares of common stock.

At the time of the transaction, the embedded feature of this security was calculated to be $421,891. On June 30, 2010 this value had increased to $938,843 creating a non-cash charge to earnings of $516,952. In addition, the transaction resulted in a note discount that is being amortized as an expense over the life of the loan. During the twelve month period ended June 30, 2010, amortization of debt discount was $43,130. During the twelve months ended June 30, 2010, the holder converted $0 of principal into 0 shares of common stock.

Arrangement #11 ( J. Fife)

On March 3, 2010, the Company entered into an new financing agreement with J. Fife that consists of a convertible note issued by the Company in the principal amount of $550,000 bearing interest at 7.5% per annum in which the Company received $495,000 cash up front. The convertible note has a maturity date of 4 years from the date of issuance. In addition, the Company has committed to issue in the future 2 additional promissory notes each in the principal amount of $275,000, each with an interest rate of 7.5% and each upon the receipt of $250,000 of cash funding in exchange for such notes. The issuance of each of such notes is expected to take place upon the full conversion of the holder of its previous note into common stock of the Company. Conversion of each of the convertible notes into common stock of the Company is at the option of the holder at a price equal to the dollar amount of the note being converted divided by 75% of the three lowest volume weighted average prices during the 20 day trading period immediately preceding the date of conversion. Based upon the price of the Company’s common stock on June 30, 2010 of $.0162 per share, the holder could convert the remaining principal amount plus interest of this convertible note into approximately 48,662,551 shares of common stock.

At the time of the transaction, the embedded feature of this security was calculated to be $193,767. On June 30, 2010 this value had increased to $418,478 creating a non-cash charge to earnings of $224,711. In addition, the transaction resulted in a note discount that is being amortized as an expense over the life of the loan. During the twelve month period ended June 30, 2010, amortization of debt discount was $16,146. During the twelve months ended June 30, 2010, the holder converted $0 of principal into 0 shares of common stock.

GRANITA MEDIA

Effective July 1, 2007, the Company formed Granita Media, Inc. to separate its IPTV business and facilitate the raising of capital. Pursuant to an arrangement with 4 employees of mPhase, such employees were terminated from mPhase as of July 1, 2007, and became employees of Granita Media, Inc. and invested solely in the common stock of Granita Media, Inc. Under the arrangement, each of the 4 employees was required to invest $125,000 in exchange for an aggregate 2% equity interest in Granitia Media, Inc with mPhase continuing to own 98% of the Company. The 4 employees contributed a total of $339,000 of the total $500,000 equity investment required from them and raised from third party investors another $175,000 for a total of $514,000. Granita Media has 19,000,000 shares of common stock outstanding of which 18,000,000 was owned by mPhase Technology and 1,000,000 was being held for issuance to the 4 employees and the third party investors pending an agreement among such persons of the allocation of such shares.

Under the terms of the arrangement between mPhase and the 4 employees, such employees were authorized to sell up to 7.99% of additional equity in the Company for a total of not less than $2,000,000 of additional capital by December 31, 2007. As noted above, the employees raised a total of $175,000 of outside capital only and pursuant to the arrangement, such employees either resigned or were terminated by mPhase together with several lower level employees of Granita. In 2007a dispute had arisen between Granita Media and one of the former employees with respect to a sum of approximately $176,000 included in short term loans.The Company's position was that such sums were voluntarily advanced to fund operating expenses after July 1, 2007. Since the 4 employee / officers of Granita Media were required to cover operating expenses of Granita Media after July 1, 2007 through equity investments either directly or from third parties, the Company has taken the position that neither such amount nor any related interest and fees are owed to the employee. In addition, the Company has substantial rights of offset for unpaid rent with respect to the portion of its Little Falls office occupied by Granita Media after July 1, 2007. In the fourth quarter of fiscal year 2010, the Company determined to treat Granita Media as a discontinued operation. During the fiscal year ended June 30, 2010, Granita Media Inc did not conduct any operations and management is in the process of dissolving the corporation.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and notes included in this annual report. The statement of operations data from October 2, 1996 (date of inception) to June 30, 1997 and for the year ended June 30, 1998, and the balance sheet data as of June 30, 1997 and 1998, are derived from financial statements that have been audited by Schuhalter, Coughlin & Suozzo, LLC, independent auditors, and are included in this document. The statement of operations data for the years ended June 30, 1999, 2000, and 2001 and the balance sheet data as of June 30, 1999, 2000, and 2001 are derived from financial statements that have been audited by Arthur Andersen LLP., independent auditors. The statement of operations data for each year ended June 30, 2002 through June 30, 2009 and the balance sheet data as of June 30, 2002 through June 30, 2009 are derived from financial statements that have been audited by Rosenberg Rich Baker Berman & Company. The statement of operations for the year ended June 20, 2010 and the balance sheet data as of June 30, 2010 has been audited by Demetrius & Company, L.L.C. independent auditors, and are included in this document.

SUMMARY OPERATING DATA Year Ended June 30, (in thousands except per share data)

						from inception
						October 2,
						1996 to
	2006	2007	2008	2009	2010	June 30, 2010
Total revenues	$0	$44	$108	$187	3544	$694
Cost of sales	0		$0	0	66	$65
Research and development	2,680	2,505	988	1,256	2,203	$11,632
General and administrative	3,079	3,402	4,021	9,554	1,845	$25,407
Depreciation and amortization	79	94	145	34	25	$563
			43	$108	201	(144,788)
Operating loss	(6,468)	(5,957)	(5,046)	0	(3,785)	$(36,973)
Other income (expense), net	(5,182)	(1,726)	2,379	(3,118)	(118)	$(9,910)
Interest income (expense)	(35)	(18)	(215)	(1,321)	(3,463)	$(2,486)
Discontinued Operations	(12,766)	(9,151)	501
Net Loss	$(24,451)	$(16,852)	$(3,383)	$(15,096)	$(7,366)	$(194,157)
Basic and diluted net loss per share - continuing	$(0.0.5)	$(0.02)	$(0.01)	$(0.03	$(.01)
Basic and diluted net loss per share- discontinued	$(0.0.5)	$(0.02)	$0.00	$0.00	$0.00
Shares used in basic and diluted net loss per share	199,610,372	310,395,562	405,032,339	592,455,950	1,041,685,519

BALANCE SHEET DATA
in $000's

	2006	2007	2008	2009	2010
Cash and cash equivalents	$1,360	$23	$16	$100	228
Working capital (deficit)	$(1,093)	$(3,088)	$(3,853)	$(3,991)	1,685
Total assets	$2,182	$1,808	$2,351	$3,489	5,844
Long-term obligations, net of current portion	$0	$0	$1,595	$4,433	28
Total stockholders' (deficit)	$(606)	$(2,754)	$(3,238)	$(5,234)	(7,884)

Selected Quarterly Financial Information

The statement of operations data as of the quarterly periods indicated below are derived from unaudited financial statements on Form 10Q filings, and include all adjustments (consisting of normal recurring items) that management considers necessary for a fair presentation of the financial statements.

FISCAL 2010 QUARTERLY	Three Months Ended
	September 30,	December 31	March 31,	June 30,
STATEMENT OF OPERATIONS DATA:	(As Restated)	(As Restated)
	(in thousands, except share amounts)

Total revenues	$52	$34	$142	$126
Costs and Expenses:
Cost of sales	0	0	2	64
Research and development	515	579	712	397
General and administrative	421	489	453	482
Depreciation and amortization	5	7	7	6
Operating loss	(889)	(1041)	(1032)	(823)
Interest expense, Net	(681)	(42)	(33)	(31)
Other Income (expense)	1173	(2417)	(1959)	(3297)
Net Loss	(397)	(3,500)	894	(4,151)
Basic and diluted net (loss) gain per share	0.00	0.00	0.00	0.00
Shares used in basic net loss per share	934,821,600	934,821,600	1,057,751,508	1,084,251,619
Shares used in diluted net loss per share	934,821,600	934,821,600	1,534,563,992	1,084,251,619

FISCAL 2009 QUARTERLY	Three Months Ended
	September 30,	December 31	March 31,	June 30,
STATEMENT OF OPERATIONS DATA:	(As Restated)	(As Restated)
	(in thousands, except share amounts)
Total revenues	6	45	44	92
Costs and Expenses:
Cost of sales	-	-	-	-
Research and development	388	216	265	386
General and administrative	6,239	499	430	2,387
Depreciation and amortization	13	13	4	4
Operating loss	(6,634)	(683)	(655)	(2,685)
Interest expense, Net	(39)	(61)	(74)	(1,147)
Other Income (expense)	355	(1,845)	73	(1,702)
Net Loss	(6,318)	(2,589)	(656)	(5,534)
Basic and diluted net (loss) gain per share	(0.01)	(0.01)	-	(0.01)
Shares used in basic and diluted net loss per share	452,895,360	452,895,360	671,278,600	786,484,581

FISCAL 2008 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS DATA:	September 30,	December 31,	March 31,	June 30,
				(As Restated)
	(in thousands, except share amounts)
Total revenues	$35	$61	$1	$10
Costs and Expenses:
Cost of sales	0	1	0	0
Research and development	560	285	277	(134
General and administrative	1,497	985	576	974
Depreciation and amortization	34	81	21	9
Operating loss	(2,056)	(1,291)	(873)	(833)
Interest expense, Net	(12)	(38)	(145)	(20

Other Income (expense)	(718)	1,436	(2,487)	3,653
Discontinued Operations	-	-	-	(5)
Net (Loss) Income	$(2,786)	$107	$(3,505)	$2,801
Basic and diluted net (loss) gain per share
Continuing operations	$(0.01)	$0	$(0.01)	$0
Discontinued operations	$-	$-	$-	$-

Shares used in basic and diluted net loss per share	389,791,154	392,557,583	397,367,531	418,881,266
Includes certain reclassification from previous reported amounts

FISCAL 2007 QUARTERLY		Three months ended

STATEMENT OF OPERATIONS DATA:	September 30	December 31	March 31	June 30
		(in thousands, except share amounts)
Total revenues	$106	$15	$15	$18
Costs and Expenses:
Cost of sales	85		3	2
Research and development	1,990	1,723	1,251	1,429
General and administrative	1,962	1,405	1,645	3,672
Depreciation and amortization	22	22	23	28
Operating loss	(3,954)	(3,136)	(2,906)	(5,111)
Interest expense, Net	(4)	(8)	1	(7)
Other Income (expense)	(695)	(359)	(672)
Net Loss	$(3,958)	$(3,839)	$(3,264)	$(5,791)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Shares used in basic and diluted net loss per share	282,306,237	300,483,022	327,195,047	363,823,271

FISCAL 2006 QUARTERLY		Three months ended

STATEMENT OF OPERATIONS DATA:	September 30	December 31	March 31,	June 30,
		(in thousands, except share amounts)
Total revenues	$381	$168	$284	$142
Cost of Sales	337	135	256	246
Research and development	1,861	1,961	2,298	1,915
General and administrative	1,092	2,090	4,820	3,119
Depreciation and amortization	20	20	17	22
Operating loss	(2,929)	(4,038)	(7,107)	(5,160)
Interest expense, Net	(14)	(6)	(5)	(10)
OTHER income (EXPENSE) NET	(12)	(4,270)	(498)	(402)
Net loss	$(2,955)	$(8,314)	$(7,610)	$(5,572)
Basic and diluted net loss per share	$(.02)	$(.04)	$(.03)	$(.03
Shares used in basic and diluted net loss per share(1)	152,291,645	174,998,048	262,539,165	270,387,574

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS AND PLAN OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected mPhase's financial position and should be read in conjunction with the accompanying financial statements, financial data and the related notes.

RESULTS OF OPERATIONS

OVERVIEW

mPhase Technologies, Inc. (OTC BB: XDSL.OB) is a development company focused on the development of innovative power cells and related products through the science of microfluidics, microelectromechanical systems (MEMS) and nano- technology. Through its wholly owned subsidiary, AlwaysReady, Inc., mPhase is focused on commercializing its first nanotechnology-enabled product for military and commercial applications - the Smart NanoBattery providing Power On CommandTM. Our new well-patented battery technology, based on the phenomenon of electrowetting, offers a unique way to store energy and manage power that will revolutionize the battery industry. Features of the Smart NanoBattery include potentially infinite shelf life, environmentally friendly design, fast ramp to power, programmable control, and direct integration with microelectronic devices.

The platform technology behind the Smart NanoBattery is a porous nanostructured material used to repel and precisely control the flow of liquids. The material has a Smart Surface that can potentially be designed for self-cleaning applications, water purification/desalination, liquid filtration/separation, and drug delivery

mPhase's Smart NanoBattery technology has been incorporated in leading-edge research and development projects supported by various groups within the U.S. Army for mission critical static random access memory (SRAM) backup and guided munitions applications. In July 2007, m Phase received a Small Business Technology Transfer (STTR) Program Phase I grant for $100,000 from the U.S. Army and in September 2008, was awarded a prestigious $750,000 (net $500,000) Phase II STTR grant to continue battery development work for the SRAM project. That award was renewed in 2009 for a second year. The company has also been working with the U.S. Army as part of a Cooperative Research and Development Agreement (CRADA).

Through its wholly-owned subsidiary, mPhase has focused on development of a lithium Smart NanoBattery. Working closely with Rutgers University, mPhase introduced the first version of the lithium Smart NanoBattery designed for portable electronics and microelectronic applications.

One version of the lithium battery based on a breakable separator was developed for an emergency flashlight application.

New Products developed during Fiscal Year 2010

The Company has designed and developed its first generation emergency flashlight product containing its manually-activated reserve battery. Designed by Porsche Design Studio, the mPower Emergency Illuminator was initially sold into the consumer market containing the Company’s proprietary mechanically-activated lithium reserve battery designed by Eagle Picher. This reserve battery has a potentially infinite shelf-life since it remains in an inert state prior to initial activation. The emergency flashlight was designed for two primary batteries and a secondary back-up battery. Both the mPower Emergency Illuminator and its Power on Command Reserve Battery technology (the Eagle Picher battery) have passed a series of rigorous tests necessary to obtain a CE mark that is a mandatory conformity mark enabling both products to be sold into the European Economic Area that includes members and non-menbers of the European Union. Europe represents a key market for the flashlight product.The Company has been transitioning the backup battery from the Eagle Picher reserve battery to a cost-reduced modified primary battery with an extended shelf life and is in the process of undergoing similar extensive testing of this cost-reduced version of its battery for use as a secondary backup source of power in the mPower Emergency Illuminator.

TWELVE MONTHS ENDED JUNE 30, 2010 VS. JUNE 30, 2009

Revenues. Total revenues for the year ended June 30, 2010 increased from $186,579 in 2009 to $ 354,157in 2010. The Revenue for the fiscal year was derived primarily from payments received by the Company under the Phase II STTR grant from the United States Army.

Cost of sales. Cost of sales increased $65,704 for the year ended June 30, 2010. In addition, grants and fees received in connection with our Nanotechnology power cell have relatively low associated cost of sales.

Research and Development. Research and development expenses were $2,203,383 for the year ended June 30, 2010 as compared to $1,255,665 in the year ended June 30, 2009, an increase of $947,718. Such increase is attributable to the Company’s efforts to develop both a mechanically-activated reserve battery and emergency flashlight in addition to its SmartNanoBattery product.

General and Administrative Expenses. Selling, general and administrative expenses were $1,884,776 for the year ended June 30, 2010, down from $9,554,190 for the comparable period in 2009, a decrease of $7,709,444. During fiscal year ended June 30, 2010, the Company incurred non-cash charges amounting to $34,313 for stock based compensation awarded to officers, employees and consultants. During fiscal year ended June 30, 2009, such charges amounted to $7,596,963, a decrease of $7,562,650 in fiscal year ended June 30, 2010. This savings was augmented by the reduction of salaries of employees in fiscal year ended June 30, 2010 resulting in lower payroll of approximately $149,259 as compared to $229,963 for fiscal year ended June 30, 2009. Expenses were reduced across the board, including a reduction in legal expense of $23,901 and rent expense of $142,422.

Other Income and Expense. The current FYE 2010 reflects non-cash charges of $35,530 for reparations, and net settlement income of $203,940. During the prior FYE 2009, reparation expense amounted to $432,172 and settlement income was $193,265. In addition during FYE 2010, the Company realized a non-cash net loss of approximately $2,856,166 compared to a non-cash net loss of $2,766,544 in FYE 2009 resulting from the issuance and the changes in the derivative liability values relative to convertible debt. The current FYE 2010 includes a gain resulting from the change in derivative value of $250,793 offset in part by amortization of debt discount, stock issuance costs and other charges amounting to $3,106,959. This compares to a gain resulting from the change in derivative value of $3,014,927 offset in part by amortization of debt discount, stock issuance cost and other charges amounting to $184,242 in FYE 2009.

Net loss. mPhase recorded a net loss of $7,365,765 for the year ended June 30, 2010 as compared to a loss of $15,096,377 for the same period ended June 30, 2009. This represents a loss per common share of ($.01) in 2010 as compared to $(.03) in 2009, based upon weighted average common shares outstanding of 1,041,685,519 and 592,455,950 during the periods ending June 30, 2010 and June 30, 2009 respectively.

TWELVE MONTHS ENDED JUNE 30, 2009 VS. JUNE 30, 2008

Revenues. Total revenues for the year ended June 30, 2009 increased from $107,501 in 2008 to $186,579 in 2009on continuing operations. The Revenue for the FYE was derived from the testing of the Company's nanotechnology battery

Cost of sales. Cost of sales decreased $949 for the year ended June 30, 2009. In addition, grants and fees received in connection with our Nanotechnology power cell have relatively low associated cost of sales.

Research and Development. Research and development expenses were $1,255,665 for the year ended June 30, 2009 as compared to $988,091 in the year ended June 30, 2008, an increase of $267,574. During the year, as a result of the refocus of efforts exclusively into the nanotechnology battery research cost dropped significantly.

General and Administrative Expenses. Selling, general and administrative expenses were $9,554,190 for the year ended June 30, 2009 up from $4,031,618 for the comparable period in 2008, an increase of $5,522,572. During fiscal year ended June 30, 2009, the Company incurred non-cash charges amounting to $7,596,963 for stock based compensation awarded to officers, employees and consultants. During fiscal year ended June 30, 2008, such charges amounted to $185,874, an increase of $7,411,089 in fiscal year ended June 30, 2009. This was partially offset by the reduction of salaries of employees in September of 2008 resulting in lower payroll of approximately $229,963 as compared to $600,000 for fiscal year ended June 30, 2008. Expenses were reduced across the board, including a reduction in legal expense of $99,980, marketing related expenses of $30,770 and rent expense of $102,049.

Other Income and Expense. The current FYE 2009 reflects non-cash charges of $432,172 for reparations, and net settlement income of $193,265. During the prior FYE 2008, reparation expense amounted to $392,038 and settlement income was $200,890. In addition during FYE 2009, the Company realized a non-cash net loss of approximately $2,766,554 compared to a credit to earnings of $2,411,648 in FYE 2008 resulting from the issuance and the changes in the derivative liability values relative to convertible debt. The current FYE 2009 includes a gain resulting from the change in derivative value of $617,592 offset in part by amortization of debt discount, stock issuance costs and other charges amounting to $3,014,927. This compares to a gain resulting from the change in derivative value of $4,410,860 offset in part by amortization of debt discount, stock issuance cost and other charges amounting to $1,899,212 as well as a non-cash interest charge of $100,000 in FYE 2008.

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

CURRENT PLAN OF OPERATIONS

The Company is actively pursuing both military and commercial applications of its smart surface technology. In the meantime, it is seeking significantly to increase sales of its current product, the mPower Emergency Illuminator, and to enhance profitability of this product by offering a cost reduced version containing a modified primary battery with extended shelf life instead of its proprietary Eagle Picher designed mechanically activated lithium reserve battery. Upon the anticipated successful completion of the extensive testing of this cost-reduced version of its battery for use as a secondary backup source of power in the mPower Emergency Illuminator, the Company expects to market the Illuminator aggressively into the European Economic Area.

Expanded Market Potential for Proprietary Membrane Technology

The core membrane technology used to enable the Smart NanoBattery's propriety membrane design can potentially be used to develop other non-power source applications and products. The Company's market potential for using the membrane design of this patent pending core technology broadens the application areas outside the portable power energy field.

The Company's permeable membrane design consisting of both micro and nano scale silicon features are coated with a monolayer chemistry used to repel liquids. The membrane works using a microfluidics principle that permits the dynamic control of surfaces when interacting with liquids, and as a result, the membrane can be tuned to filter out certain types of materials. In the reserve battery application, the properties of the membrane are used to create a superhydrophobic surface that prevents the battery’s electrolyte from coming into contact with the dry electrodes of the battery until activation. In a similar way, the membrane can be designed so that it can control the passing of liquids through the pores of the membrane, acting as a filter, allowing and restricting materials to pass through the membrane. This ability opens up the potential to use the membrane's design in new configurations for applications that require controlled filtering of materials used in the health, environmental, food services, as well as other industries.

RESEARCH AND DEVELOPMENT

mPhase throughout its history has outsourced its research and development activity with respect to all of its product lines. The Company engaged the Bell Labs division of Lucent Technologies in February of 2004 to develop a power cell using the science of nanotechnology. The Company terminated its development efforts with Lucent Bell Labs in fiscal year 2008 with respect to micro power cell products using the science of nanotechnology since the facilities at Bell Labs were only able to provide development of zinc based batteries. The Company determined that in order to develop a commercially viable product, higher energy lithium based batteries were required and it established a research relationship with Rutgers University that has facilities capable of handling development of lithium batteries.

From March of 2005 through March of 2007, the Company, pursuant to the terms of a Project Development Agreement engaged Bell Labs to develop a magnetometer or electronic sensor products using the science of nanotechnology. The Company did not renew this Project Development Agreementin order to conserve financial resources. No further development has occurred on the magnetometer; however, the Company believes that the intellectual property created may have significant value in the future depending upon further scientific progress in the field and market developments.

Since inception, but prior to the end of fiscal year 2006, the Company incurred $13.5 million for research and development conducted by Georgia Tech Research Corporation in connection with its legacy Traverser DVDDS technology that was a proprietary end to end solution of hardware and software enabling telecommunications service providers to delivery broadcast television, high-speed internet and voice over copper telephone lines. In fiscal year 2003 the Company began the transition of its product to development of a carriers standard open platform using middleware platform and transferred its research and development from Georgia Tech Research Corporation to the Bell Labs division of Lucent Technologies Inc. In May of 2007, the Company decided not to renew its Project Development Agreement for its TV+ solution with Bell Labs and chose a number of new software vendors to finalize its IPTV solution. The Company incurred research and development expenses with Lucent for fiscal years ended June 30, 2007 and 2006 of $2.3 million and $4.4 million. It should be noted that all expenditures during with Lucent/Bell Labs in FYE 2007 have been in connection with nanotechnology.

During the year ended June 30, 2008, the Company incurred research and development expenses of $188,000 related to the development of IPTV solutions compared to $4.1 million for the same period ended June 30, 2007. In addition the Company incurred research and development expenses for the fiscal year June 30, 2008 of $800,000 for its nanotechnology products as compared to $2.3 million for fiscal year ended June 30, 2007.

During the fiscal year ended June 30, 2009, the Company incurred research and development expenses of $1,255,655 all of which was in connection with its nanotechnology, manually activated battery and emergency flashlight products. During the fiscal year ended June 30, 2010, the Company incurred research and development expenses of $2,203,383.

The amount of research and development costs the Company has expended from its inception through June 30, 2010 is $11,632,145

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

OPTIONS, WARRANTS AND OTHER CONVERTIBLE EQUITY INSTRUMENTS

STOCK BASED COMPENSATION

On July 1, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment" (SFAS 123R). SFAS 123R revised SFAS 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The fair value of options granted in fiscal year ended June 30, 2009 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, an average life of 5 years, annual volatility of 80.3% and a risk-free interest rate 3.0% .

MATERIAL EQUITY INSTRUMENTS

The Company has material equity instruments including convertible debentures and convertible notes that are accounted for as derivative liabilities (SEE BELOW) and options and warrants that are evaluated quarterly for potential reclassification as liabilities pursuant to EITF 00-19 (SEE ALSO NOTE 8 "Stockholders Equity" under the caption "Other Equity"). The Company utilized a sequencing method prescribed by EITF 00-19, based upon applying shares available to contracts with the earliest inception date first. During the fiscal year ended June 30, 2008, the Company reclassified contracts for warrants to purchase 12,604,168 shares at fixed prices ranging from $.13 to $.15 per share to liabilities.

The liability was recorded at the fair market value, which estimated value, as restated, was based upon the contractual life of the free standing warrants, using the Black-Sholes pricing model, based on the following weighted average assumptions: annual expected return of 0%, an average life of 5 years, annual volatility 81% and a risk-free interest rate 2.25% . At the issuance date of the free standing warrants, which warrants were issued during the fourth quarter of fiscal June 30, 2008; the estimated value approximated $1,006,200 and as recalculated on the quarterly measurement dates, at June 30, 2008 the estimated value approximated $433,300. During fiscal year ended 2009, the estimated value was determined to no longer be material. The net change in the liability was credited to the change in derivative value in the Consolidated Statement of Operations for the fiscal years ended June 30, 2008 and 2009 for $572,900 and $433,300, respectively, for each of these periods in accordance FASB Standards Codification Topic 815 (previously known EITF 00-19). Effective May, 2009, warrants to purchase 11,111,112 shares, and effective September, 2009, warrants to purchase 1,493,056 shares; representing all of the contracts for warrants to purchase 12,604,168 shares that were reclassified to liabilities during the fiscal year ended June 30, 2008, were reclassified to permanent equity. Subsequent to September 30, 2009 the Company has not entered into, and presently the Company does not have, any contracts for warrants or other equity instruments subject to reclassification to liabilities as prescribed by FASB Standards Codification Topic 815 (previously known EITF 00-19),

DERIVATIVE FINANCIAL INSTRUMENTS

Presently promulgated accounting literature require all derivatives to be recorded on the balance sheet at fair value. The conversion features of the convertible debentures are embedded derivatives and are separately valued and accounted for on our balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining fair value of our derivatives is the Black-Scholes Pricing Model with a 20 day life for the look-back period of each conversion feature using volatility of 100%. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management's judgment and may impact net income.

REPARATION EXPENSE

As an incentive for additional equity contributions, the Company will, from time to time, adjust the cost of past private purchases of common stock through the issuance of additional shares in such magnitude as to reduce an investor's cost to an average price that more closely approximates current market value. The market value of additional shares issued without cash investment is charged to Reparation Expense, which is included in Other Expenses.

LIQUIDITY AND CAPITAL RESOURCES

Through June 30, 2010, the Company had incurred development stage losses totaling approximately $194,051,791 and had cash and cash equivalents of $228,437. At June 30, 2010, mPhase had working capital of $24,707 as compared to a working capital deficit of $3,990,645 as of June 30, 2009. The Company has a convertible debenture equity line of credit with JMJ Financial that should enable the Company to raise $100,000-$400,000 per month for the next fiscal year. Draws under this facility commenced in March of 2008. The Company believes this will be sufficient for its short-term liquidity. In the longer term, we estimate that the Company will need to raise approximately $5-10 million of additional capital above the funds anticipated from the monthly conversion by JMJ, to meet longer term liquidity needs through June 30, 2011. Such monies would be necessary primarily to fund future expenditures for commercialization of its SmartBattery products. Finally, depending upon sales and margins in fiscal year 2011, additional capital may be required to fund a portion of any growth necessary in operations.

Cash used in operating activities was $3,765,533 during the twelve months ended June 30, 2010. During such period, the cash used by operating activities consisted principally of the net loss ($7,365,745) less non cash changes related to convertible debt issued and associated changes in derivative value $2,961,969 and the reduction of accounts payable ($256,441). These amounts are offset in part by non-cash charges related to issuance of common stock and options for services and reparation cost of $34,313 and $35,530 respectively.

During the twelve-month period ended June 30, 2010, the Company raised capital through private placements with accredited investors, whereby the Company issued 30,667,000 shares of the Company's common stock, generating net proceeds to the Company of $225,000.

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

As a result, conversion of debt with related parties and strategic vendors during the periods enumerated is as follows:

Equity Conversions of Debt and Other Financial Instruments with Related Parties

During the fiscal years ended June 30, 2008, June 30, 2009, and June 30, 2010, there were no equity conversions of debt or other financial instruments with related parties.

		2008	2009	2010
Janifast:
Number of shares
Number of warrants
Amount converted to equity	$
Microphase Corporation:
Number of shares
Number of warrants				26,666,667
Amount converted to equity	$			200,000
Strategic Vendor Conversions:
Number of shares
Number of warrants
Amount converted to equity	$
Officers
Number of shares
Number of warrants (A)
Amount converted to equity	$
Total Related Party Conversions
Number of shares		NONE	NONE
Number of warrants
Amount converted to equity	$

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

As noted above, through June 30, 2010, the Company incurred development stage losses totaling approximately $194,051,791 and at June 30, 2010 had working capital deficit of $24,707. Funding in our traditional capital markets was difficult during FYE 2010. Management of the Company desired to avoid unnecessary dilution by issuing large amounts of equity at depressed prices to raise larger sums of cash. The Company was able to enter into Convertible Debt arrangements with independent investors to provide liquidity and capital resources during the year. The convertible debenture equity line of credit with JMJ Financial in particular should provide the Company with approximately $300,000 per month through August of 2011. These arrangements will likely provide much of the working capital anticipated to be needed during the next fiscal year. The Company has also significantly reduced employee compensation, in many instances by as much as 20%, effective July 2010. In addition and from time to time the Company has raised necessary working capital via bridge loans from officers (see notes payable to officers). The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to (1) satisfy its current obligations, (2) continue its research and development efforts, (3) continue its efforts to commercialize and sell and receive military grants for its SmartBattery, and (4) commercialize and sell its emergency flashlight.

The Company is currently focused on development and commercialization of its emergency flashlight product as well as completing its Phase II Army Grant to develop a single and multiple array of reserve batteries for a computer backup source of power using the science of nanotechnology. The Company believes that such reserve batteries have a much longer shelf life than conventional batteries and will have significant commercial and military applications which the Company intends to actively pursue. The Company has temporarily suspended, to conserve financial resources, development of its magnetometer sensor devices, also developed using the science of nanotechnology. In addition, in the fourth quarter of fiscal year 2010 the Company elected to treat its former IPTV business as a discontinued operation.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is not exposed to changes in interest rates as the Company has no floating rate debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the interest rate yield curve would not materially affect the fair value of any financial instruments at June 30, 2010. We believe that interest rate risks for our accounts receivable are insignificant. Sales to customers are denominated in dollars. Accordingly, we are not directly exposed to market risks from currency fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages beginning 73.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Assessment of Internal Controls
Evaluation of Disclosure Controls and Procedures

The Company has implemented disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the ‘‘Exchange Act'') that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2010, the management of the Company carried out an assessment, under the supervision of and with the participation of the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2010 as deemed appropriate for the size and scope of the Company’s transactions and financial reporting requirements; however we did note certain deficiencies considered to be a reportable condition described below. The Company's management performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to all the balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Annual Report on Form 10-K, to ensure that the Company's Annual Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Annual Report, as restated, fairly present, in all material respects, the Company's financial condition, results of operations, and cash flows for the periods presented.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2010. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Our evaluation concluded that the company had no material weakness which would result in the reasonable possibility of a material misstatement described above; yet it did bring certain matters to our attention that we noted we considered a reportable condition.

We noted that a condition which management considers to be a reportable condition existed because of the Company's lack of sufficient resources of accounting personnel with an appropriate level of knowledge and experience commensurate with the increasingly expanding financial reporting requirements of the Company, in both scope and complexity, as promulgated by SEC and generally accepted accounting principles (GAAP). The Company has obtained, on a fee basis, an outside consultant to act as an accounting manager to assist the Company with the accounting of convertible debentures and derivatives.

Although management had concluded and considered that, in light of the restatements of the financial statements for the fiscal years ended June 30, 2008 and June 30, 2009, and the Consolidated Statements of operations included in its interim quarterly reports for the three months ended September 30, 2008, six months ended December 31, 2008 and the nine months ended March 31, 2009, the condition identified as of year ended June 30, 2009, had been a material weakness, management has concluded that the Company did maintain an effective level of internal control over financial reporting as of June 30, 2010.

This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 9A in this annual report.

Changes in Internal Control over Financial Reporting

The Company has made steps toward the improving the internal control condition described above. The Company has obtained, on a fee basis, an outside consultant to act as an accounting manager to assist the Company with the accounting of convertible debentures and derivatives. However, mPhase Technologies is a small company with a total staff of approximately 10 employees and consultants. This size limits, and may continue to limit, the Company's ability to provide for adequate backup of financial personnel. Accordingly, efforts individually and in the aggregate may be insufficient to fully eliminate the condition that could adversely affect the organization's ability to record, summarize and report financial data consistent with the assertions of management in the financial statements.

There were no changes in our internal control over financial reporting during the fiscal year ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive officers are selected by the Board of Directors. No family relationships exist between any of the executive officers or directors. The following table sets forth certain information with respect to each person who is an executive officer or director. mPhase's executive officers and directors as of June 30, 2010 are as follows:

NAME	AGE	POSITION(S)
Ronald A. Durando	53	Chief Executive Officer and Director
Gustave T. Dotoli (2)	73	Chief Operating Officer and Director
Martin Smiley	62	Chief Financial Officer
OUTSIDE DIRECTORS
Anthony H. Guerino (1)(2)	63	Director
Abraham Biderman (1)(2)	62	Director
Dr. Victor Lawrence	61	Director

(1) Member of the Audit Committee
(2) Member of the Compensation Committee

RONALD A. DURANDO is a co-founder of mPhase and has served as the Company's President, Chief Executive Officer and Director since its inception in October 1996. Since 1994, Mr. Durando has been an Officer of Microphase Corporation. Mr. Durando is a Director of Microphase Corporation. From 1986-1994, Mr. Durando was President and Chief Executive Officer of Nutley Securities, Inc., a registered broker-dealer.

GUSTAVE T. DOTOLI has served as mPhase's Chief Operating Officer as well as a Director since October 1996. Prior to joining the Company, Mr. Dotoli was President and CEO of State Industrial Safety, Inc. from 1986-1996. In addition, Mr. Dotoli currently serves as the Vice President of Corporate Development of Microphase Corporation. Mr. Dotoli was also a Director and Vice President of Packet Port. He was formerly the President and Chief Executive Officer of the following corporations: Imperial Electro- Plating, Inc., World Imports USA, Industrial Chemical Supply, Inc., SISCO Beverage, Inc., and Met Pack, Inc. Mr. Dotoli received a B.S. in Industrial Engineering from Fairleigh Dickenson University in 1959.

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

ABRAHAM BIDERMAN has been a member of the Board since August 3, 2000. He currently is the Managing Director of Eagle Advisers, Inc, a small investment banking firm. From 1990 through September 30, 2003, Mr. Biderman had been employed by Lipper & Co. as Executive Vice President; Executive Vice President, Secretary and Treasurer of the Lipper Funds; and Co-Manager of Lipper Convertibles, L.P. Prior to joining Lipper & Co. in 1990, Mr. Biderman was Commissioner of the New York City Department of Housing, Preservation and Development from 1988 to 1989 and Commissioner of the New York City Department of Finance from 1986 to 1987. He was Chairman of the New York City Retirement System from 1986 to 1989. Mr. Biderman was Special Advisor to former Mayor Edward I. Koch from 1985 to 1986 and assistant to former Deputy Mayor Kenneth Lipper from 1983 to 1985. Mr. Biderman is a Director of the Municipal Assistance Corporation for the City of New York. Mr. Biderman graduated from Brooklyn College and is a certified public accountant.

MARTIN SMILEY was elected on June 28, 2006 to the Board of Directors. He joined mPhase as Executive Vice President, Chief Financial Officer and General Counsel in August 2000. Mr. Smiley has over twenty years experience as a corporate finance and securities attorney and as an investment banker. Prior to joining the company, Mr. Smiley served as a Principal at Morrison & Kibbey, Ltd., a mergers and acquisitions and investment banking firm, from 1998 to 2000, and as a Managing Director for CIBC Oppenheimer Securities from 1994 to 1998. He served as a Vice President of Investment Banking at Chase Manhattan Bank from 1989 to 1994, and as a Vice President and Associate General Counsel for Chrysler Capital Corporation from 1984 to 1989. Mr. Smiley graduated with a B.A. in Mathematics from the University of Pennsylvania and earned his law degree from the University of Virginia School Of Law.

DR VICTOR LAWRENCE is Batcheler Chair Professor of Electrical Engineering and Associate Dean for Special Programs in the Charles V Schafer, Jr. School of Engineering, at Stevens Institute of Technology. Dr. Victor Lawrence is a member of the National Academy of Engineering and has worked in the information technology and communications field for over thirty years. He is an industry leader in digital communications R&D and services, an entrepreneur, an active member of engineering professional organizations, an author, and a teacher who has extensive international experience. Prior to joining Stevens Institute of Technology, Dr. Lawrence was Vice President, Advanced Communications Technology, Bell Laboratories, Lucent Technologies. He led the development of technologies that go into the most innovative, reliable, and cost-effective communications networks for the leading telecommunications service providers. He has supported Lucent's businesses with a staff of about 500 leading technologists and a budget of about $100M. Major projects included gigabit, photonic, and wireless networking developments and services. He was responsible for a team of engineers that worked on performance analysis, simulations and development of broadband access and backbone networks for many national and international service providers. All of Lucent's R&D organizations relied on his high-technology support of computer-aided hardware design, physical and thermal design, systems compliance testing and certification, and design for high performance network control, signaling, and management. Earlier, he was Director, Advanced Multimedia Communications at Bell Labs, where he was responsible for systems engineering, exploratory development of multimedia signal processing, transmission, and switching, including speech and audio coding, modems, broadband transmission, ATM switching and protocols, and wireless communication and signal processing. He held a variety of leadership positions in data communications research, digital techniques, and information systems. His application of digital signal processing to data communications in the late 1980s and early 1990s led to many significant advances in high-speed transmission over copper lines (e.g., voice band modems and DSL), which helped create a global industry that leverages the public switched telephone network. Dr. Lawrence played a significant role in the development of major international voiceband modem standards, making high-speed data communication over international networks possible. The universal availability of high-speed data connectivity stimulated the growth and widespread use of the Internet. He led the development of high-speed modem/fax chip sets that are used in data terminals, computers, and voice terminals for secure communications worldwide. His work on high-speed transceivers for local loop and for premises applications led to the development of a variety of DSL technologies, many of which are deployed today for broadband services. As an entrepreneur, Dr. Lawrence spun off several ventures internal and external to Lucent to maximize the impact of technology developed in his organization.

At each annual meeting of stockholders, the newly elected directors' terms begin on the date of election and qualification, and continue through the next annual meeting following election. Terms may differ in the event a director resigns or is removed from office, or continues until a successor director is elected and qualified.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Directors, executive officers, and individual owning more than 10 percent of mPhase common stock are required to file initial reports of ownership and changes in ownership with the SEC under Section 16(a) of the Securities Exchange Act of 1934, as amended. The SEC regulations also require those persons to provide copies of all filed Section 16(a) reports to the Company. mPhase has reviewed the report copies filed in fiscal year 2010 and, based also on written representations from those persons, the Company believes that there was compliance with Section 16(a) filing requirements for fiscal year 2010. All the officers and directors filed all of the required forms in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal year ended June 30, 2010 and the two previous fiscal years, the compensation earned by mPhase's chief executive officer and the other executive officers whose compensation was greater than $100,000 for services rendered in all capacities to the Company for the year ended June 30, 2010.

SUMMARY EXECUTIVE COMPENSATION

NAME &				STOCK	OPTION	NON EQUITY	PENSION
PRINCIPAL POSITION	YEAR	SALARY	BONUS	AWARDS	AWARDS	INCENTIVE	VALUE	OTHER	TOTAL

Ronald Durando	2010	$200,000	0	0	0	N/A	N/A	$$117,957	$317,957
President	2009	$275,718	$0	$1,541,700	$1,944,912	N/A	N/A	$61,473	$3,823,803
Chief Executive Officer	2008	393,600	$0	$0	$0	N/A	N/A	$19,490#	$413,090

Gustave Dotoli	2010	$180,0000	0	0	0	N/A	N/A	$101,888	$281,888
Chief Operating Officer	2009	$229,000	$0	$913,600	$1,166,947	N/A	N/A	$62,514	$2,372,061
	2008	$282,000	$0	$0	$0	N/A	N/A	$4,156#4	$286,156

Martin Smiley	2010	175,000	0	$0	$0	N/A	N/A	$64,157	$239,257
Executive Vice President	2009	$182,292	$0	$571,000	$700,168	N/A	N/A	$21,048	$1,474,508
CFO and General Council	2008	$200,000	$0	$0	$0	N/A	N/A	$18,752 #4	$218,752

Footnotes

#1 Interest on loans to the Company

OUTSTANDING
EQUITY
AWARDS
at FISCAL YEAR
END JUNE 30,
2010
	Number of	Number of	Equity			Number
	Securities	Securities	Incentive			of shares
	underlying	underlying	Plan			of stock	Market
	Unexercised	Unexercised	awards	Option	Option	that has	Value of
	Options	Options	Number of	Exercise	Expiration	not been	Shares not	Equity
	(Exercisable)	(Unexercisable)	Securities	Price	Date	vested	vested	Incentive

Ronald Durando	2,500,000	0	0	$0.35	12/31/2009	0	0	0
President CEO	550,000	0	0	$0.18	2/23/2011	0	0	0
	3,450,000	0	0	$0.18	2/23/2011	0	0	0
	475,000	0	0	$0.21	2/23/2011	0	0	0
	3,525,000	0	0	$0.21	2/23/2011	0	0	0
	1,000,000	0	0	$0.21	3/28/2011	0	0	0
	750,000	0	0	$0.25	6/14/2011	0	0	0
	25,000	0	0	$0.25	6/14/2011	0	0	0
	1,400,000	0	0	$0.21	8/24/2011	0	0	0
	50,000,000	0	0	$0.05	9/16/2013	0	0	0

Gustave Dotoli	1,000,000	0	0	$0.35	12/31/2009	0	0	0
COO	550,000	0	0	$0.18	2/23/2011	0	0	0
	1,250,000	0	0	$0.18	2/23/2011	0	0	0
	475,000	0	0	$0.21	2/23/2011	0	0	0
	1,325,000	0	0	$0.21	2/23/2011	0	0	0
	750,000	0	0	$0.21	3/28/2011	0	0	0
	500,000	0	0	$0.25	6/14/2011	0	0	0
	25,000	0	0	$0.25	6/14/2011	0	0	0
	900,000	0	0	$0.21	8/24/2011	0	0	0
	30,000,000	0	0	$0.05	9/16/2013	0	0	0

Martin Smiley	550,000	0	0	$0.18	2/23/2011	0	0	0
Executive VP	475,000	0	0	$0.21	2/23/2011	0	0	0
CFO Chief Legal	25,000	0	0	$0.21	2/23/2011	0	0	0
Council	250,000	0	0	$0.25	6/14/2011	0	0	0
	400,000	0	0	$0.21	6/24/2011	0	0	0
	18,000,000	0	0	$0.05	9/16/2013	0	0	0

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee during fiscal 2010 were Messrs. Dotoli, Biderman and Guerino. Neither Messrs. Biderman nor Guerino has been an mPhase's officer or employee. None of the Company's directors or executive officers served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire Board of Directors) of another entity during fiscal 2010 that has a director or executive officer serving also as a director on mPhase's Board of Directors. Mr. Dotoli, together with Mr. Durando and Mr. Ergul, were collectively controlling shareholders and Directors of Janifast Ltd. In March of 2009, Janifast Ltd. terminated operations.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 1, 2010 certain information regarding the beneficial ownership of our shares:

1.	by each person who is known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock;

2.	each of our directors;

3.	by each executive officer named in the Summary Compensation Table; and

4.	by all of our directors and executive officers as a group.

AFFILIATES (1 & 2)	Shares	Warrants	Options	TOTAL	%

Victor Lawrence	0	0	0	-	-
Anthony Guerino	0	0	765,000	765,000.07%
Abraham Biderman	1,076,000	0	1,065,000	2,141,900.18%
Gustave Dotoli (4)	22,793,033	35,789,943	35,775,000	94,357,976	7.36%
Ron Durando (3) (4)	52,816,743	57,276,731	61,175,000	171,268,474	12.89%
Ned Ergul	2,850,000	0	2,655,000	5,055,000.47%
Martin Smiley (4)	17,062,629	26,969,446	19,700,000	63,732,075	5.07%
Microphase Corporation(5)	42,726,686	4,322,222	0	47,048,908	4.03%
Total Affiliates	139,325,991	7,617,791	121,135,000	384,369,333	30.07

(1) Unless otherwise indicated, the address of each beneficial owner is 587 Connecticut Avenue, Norwalk, Connecticut 06854-1711.

(2) Unless otherwise indicated, mPhase believes that all persons named in the table have sole voting and investment power with respect to all shares of the Company beneficially owned by them. The percentage for each beneficial owner listed above is based on 1,209,913,205 shares outstanding on September 1, 2010, and, with respect to each person holding options or warrants to purchase shares that are exercisable within 60 days after September 1, 2010, the number of options and warrants are deemed to be outstanding and beneficially owned by the person for the purpose of computing such person's percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes 1,816,148 shares held by Durando Investment LLC. Shares held by Janifast which Mr. Durando controls are stated separately.

(4) Includes 56,326,731 shares, 35,789,943 shares and 24,226,000 shares issuable for unpaid compensation and loans plus accrued interest, if converted, for Messrs. Durando, Dotoli and Smiley respectively. Such conversions are subject to availability of authorized shares. On April 27, 2009, the board of directors consolidated all amounts outstanding for all obligations to the officers, including unpaid compensation, and authorized the issuance of new notes with a term of five years, an interest rate of 12% and a conversion feature at a price of $.0075 on amounts outstanding plus accrued interest thereon. During the fiscal year ended June 30, 2009 and the quarter ended September 30, 2009, the Company recorded $914,060 and $82,609, respectively, of beneficial interest expense with respect to the conversion feature.

(5) By way of indirect ownership in Microphase Holding Company, LLC, which owns 88.4% of the common shares of Microphase Corporation, Messrs. Ergul and Durando and certain members of their families exercise shared majority voting power for Microphase Corporation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Material Related Party Transactions

The Company has material related party transactions. The Company incurs costs for engineering, design and production of prototypes and certain administrative functions from Microphase Corporation. Prior to March, 2008, it had purchased finished goods, primarily consisting of DSL splitter shelves and filters, from Janifast Limited. The Company also incurred costs in the past for obtaining transmission rights for a product it had planned to developwithin its incorporated joint venture, mPhase Television.Net, in which the Company owned a 56.5% interest. This line of business has been discontinued.

Mr. Durando, President and CEO of mPhase, owns a controlling interest and is a director and President of Janifast Limited. Mr. Durando and Mr. Dotoli are officers of Microphase Corporation. Mr. Dotoli was also a shareholder of Janifast Limited prior to its discontinuing operations in March of 2009. Mr. Ergul owns a controlling interest and is a director of Microphase Corporation and is a director and shareholder of Janifast Limited. Microphase Corporation and Janifast Ltd. are significant shareholders of mPhase.

Mr. Abraham Biderman is a Managing Director of Eagle Advisers, Inc., a firm that performs investment banking services for the Company and was employed until September 30, 2003, by our former investment banking firm Lipper & Company.

Management believes the amounts charged to the Company by Microphase, Janifast Ltd., mPhase Television.Net and Hart Telephone are commensurate with amounts that would be incurred if outside parties were used. The Company believes Microphase Corporation has the ability to fulfill its obligations to the Company without further support from the Company.

Transactions with Officers, Directors and their Affiliates

Directors that were significant shareholders of Janifast Limited prior to its ceasing operations in March of 2009 included Messrs. Durando and Dotoli.

The following summarizes compensation to related parties for the fiscal year ended June 30, 2010

									TOTAL
		Durando	Dotoli	Smiley		Biderman		Microphase	RELATED
Consulting / Salary		$200,000	$180,000	$175,000					$555,000
Interest		$56,484	$39,374	$24,357					$120,215
G&A								$36,000	$36,000
Rent								$9,936	$9,936
R&D								$337,500	$337,5000
Finders Fees					$		$		$25,000
Stock based compensation (shares issued)*	$				$				$0
Stock based compensation (options issued)**	$				$				$0
Total Compensation		$256,484	$219,374	$199,357		$25,000		$383,436	$1,083,650

The following summarizes compensation to related parties for the fiscal year ended June 30, 2010

COMPENSATION
Consulting / Salary Earned	$275,718	$229,000	$182,292	$687,010
Interest Earned	$61,473	$62,514	$21,048	$145,035
Stock Based Compensation - Shares	$1,541,700	$913,600	$571,000	$3,026,300
Stock Based Compensation - Options	$1,944,912	$1,166,947	$700,168	$3,812,027
Total Compensation Officers	$3,823,803	$2,372,061	$1,474,508	$7,670,072

Summary of payables to related parties as of June 30, 2009	Durando	Dotoli	Smiley	Microphase	TOTAL RELATED PARTIES
		-	-	-
Notes Payable	$617,420	$450,756	$264,224		$1,332,400
Due to Officers/Affiliates		$5,550		$230,778	$236,328
Interest Payable	$61,473	$62,514	$9,605		$133,592
Total Payable to Officers and Affiliates	$678,893	$518,820	$273,829	$230,778	$1,702,320

In July of 2009, Microphase Corporation converted $200,000 of Accounts Payable owed by the Company into common stock valued at $.0075 per share (26,666,667 shares). Such price was determined based upon the price of private placements of equity by the Company during such period.

On October 7, 2009, the Company paid Messrs. Durando, Dotoli and Smiley $45,000,$45,000 and $25,000 respectively in reduction of amounts owed to them by the Company for unpaid compensation and bridge loans.

During the twelve months ended June 30, 2010, the Company incurred additional finders fees of $25,000 with Mr. Biderman’s affiliated firm of Palladium Capital Advisors. Mr. Biderman was employed until September 30, 2003, by out former investment banking firm, Lipper & Company. As of June 30, 2010, the Company owed Palladium Capital Advisors $25,000 in unpaid finders fees.

During the twelve months ended June 30, 2007, Mr. Biderman, through his affiliated firm of Palladium Capital Advisors, earned finder's fees of $520,000 in connection with the raising of approximately $5 million in various equity transactions during the year.

In addition, at various points during fiscal year ended June 30, 2007, Messrs. Durando, Dotoli and Smiley provided $650,000 in bridge loans to the Company which was evidenced by individual promissory notes. During December 2006, Messrs. Durando and Dotoli agreed to convert their notes, in the amounts of $130,000 and $200,000 respectively, to a deferred compensation arrangement, the repayment terms of which have not been specified. Mr. Smiley has extended bridge loans to the Company of $160,000, evidenced by promissory notes for $101,000 and a $60,000 note with a 12% rate of interest. In summary as of June 30, 2007, bridge loans outstanding were $85,000, $75,000 and $161,000 to the Messrs. Durando, Dotoli and Smiley, respectively. All of the foregoing promissory notes were payable on demand and only the $161,000 payable to Mr. Smiley remained outstanding in June 2008. As of June 30, 2010, only $110,030 payable to Mr. Smiley remained outstanding.

During the 12 month period ended June 30, 2006, Eagle Advisers, an investment banking firm founded by Mr. Biderman earned fees and reimbursement expenses of approximately $782,568 in connection with services in regard to private placements of the Company's common stock and warrants and raised a total of $5,820,652 net of such fees for the Company.

During the 12 month period ended June 30, 2005, Eagle Advisers earned fees and reimbursement expenses of approximately $633,000 in connection with services in connection with private placements of the Company's common stock and warrants and raised a total of $6,117,000 net of such fees for the Company.

Additionally at June 30, 2004, Mr. Durando was owed $300,000 and Mr. Smiley was owed $100,000 by the Company as evidenced by a non-interest bearing promissory note that was repaid in July 2004. As of June 30, 2004, a total of $55,000 in the aggregate was due to Mr. Durando and Mr. Dotoli for unpaid compensation.

Mr. Durando's June 30, 2004 note payable balance of $300,000 was repaid by the Company during fiscal year 2005. During the first and second quarters of fiscal year 2005, Mr. Durando made additional bridge loans to the Company evidenced by various 12% demand notes in the aggregate amount of $525,000. Mr. Durando was repaid a total of $450,000 of such loans in January of 2005. In addition, Mr. Durando converted $13,954 of the principal amount of a $75,000 promissory note, leaving unpaid principal of $61,046 outstanding. Mr. Durando converted $13,000 of accrued and unpaid interest on various promissory notes of the Company into 65,000 shares of common stock and a 5 year warrant to purchase a like amount of common stock at $.25 per share.

During the twelve month period ended June 30, 2005, Mr. Dotoli and Mr. Smiley each lent the Company $75,000. Mr. Dotoli was repaid the principal amount of such loan in cash in January, 2005, and Mr. Smiley converted his $75,000 loan into 375,000 shares of common stock of the Company plus a 5 year warrant to purchase a like amount of shares at $.25 per share. In addition, Mr. Smiley converted $9,975 of accrued interest into 49,875 shares of common stock plus a 5 year warrant to purchase a like amount of shares at $.25 per share. Finally Mr. Smiley received 25,000 additional shares of common stock as a market adjustment to his equity investment of $25,000 on August 30, 2004. Mr. Dotoli converted $3,750 of accrued and unpaid interest from August 15, 2004 through January 15, 2004 into 375,000 shares of common stock pursuant to the terms of a portion of a warrant that was exercised at $.01 per share previously given by the Company to Mr. Dotoli in exchange for and cancellation of unpaid compensation. On January 15, 2004, Mr. Smiley was awarded 425,000 shares of common stock as additional compensation.

During the six months ending December 31, 2004, accounts payable in the amount of $250,000 owed by mPhase to Microphase Corporation was cancelled in exchange for 1,250,000 shares of common stock and a 5 year warrant to purchase a like amount of shares at $.25. In addition for such period, Janifast Ltd. cancelled $200,000 of accounts payable owed by mPhase in exchange for 1,000,000 shares of common stock and a 5 year warrant to purchase a like amount of shares at $.25 per share.

In late February and early March of 2005, various vendors converted approximately $173,898 in accounts payable due from the Company into 535,296 shares of Common stock aggregating $183,310 in full settlement of those obligations.

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

In June of 2005, Mr. Smiley converted his 12% $100,000 note plus accrued interest thereon into 520,000 shares of common stock of mPhase at the rate of $.20 per share plus a 5 year warrant for an additional 520,000 shares of common stock at $.25 per share.

In addition, in June of 2005, a demand note payable to Mr. Smileyin the amount of $75,000 was converted into 375,000 shares of common stock plus a 5 year warrant to purchase a like amount of shares at $.25 per share and Mr. Smiley extended from July 25, 2004 to July 25, 2005 a $100,000 promissory note carrying 12% interest. Mr. Smiley also converted accrued and unpaid interest on his various promissory notes of $ 9,975 through December 31, 2004 into 49,875 shares of common stock plus a 5 year warrant to purchase a like amount of common stock at $.25 per share. Mr. Smiley's remaining $100,000 note is convertible into Common Stock of mPhase at the rate of $.25 per share through July 25, 2009. Upon conversion, the note holder will be granted warrants to purchase an equivalent amount of mPhase common stock at $.25 per share for a period of five years from the date of conversion. Mr. Durando converted $13,000 of accrued and unpaid interest on various demand notes issued by the Company for loans by Mr. Durando during the six month period ended December 31, 2004 into 65,000 shares of common stock plus a 5 year warrant to purchase a like amount of shares at $.25 per share. In addition Mr. Durando converted $13,954 of principal of a $75,000 promissory note into the exercise, in full, of a warrant to purchase 1,395,400 shares of common stock at $.01 previously granted to Mr. Durando in exchange for cancellation of unpaid compensation. Finally, Mr. Dotoli converted $ 3,750 of accrued and unpaid interest on a $75,000 promissory note into 375,000 shares of common stock at $.01 pursuant to a portion of a warrant previously granted to Mr. Dotoli for unpaid compensation.

During the fiscal year ended June 30, 2006, Mr. Edward Suozzo, a consultant of the Company, converted $50,000 of accounts payable owed by the Company into 331,864 shares of common stock plus a 5 year warrant to purchase 277,778 shares of common stock at $.18 per share. During fiscal year ended June 30, 2005, Mr. Suozzo converted $20,000 of accounts payable owed by the Company into 100,000 shares of common stock plus a 5 year warrant to purchase 100,000 shares of common stock at $.25 per share.

During fiscal year ended June 30, 2006, Microphase Corporation and Janifast Corp., both related parties, respectively converted $369,000 and $171,000 of accounts payable owed by the Company into 2,050,000 and 950,000 shares of common stock plus a 5 year warrant to purchase 2,050,000 and 950,000 shares of common stock at $.18 per share.

During the three months ending September 30, 2004, a note payable in the amount of $180,000 to Microphase Corporation was extended by Microphase from July 25, 2004 to July 25, 2005. Additionally, a note payable to Martin Smileyin the amount of $100,000 was extended from July 25, 2004 to July 25, 2005. Both liabilities carried an interest rate of 12% payable quarterly in arrears and were extended effective June 30, 2004. Each note was convertible into common stock of mPhase at the rate of $.25 per share plus a 5 year warrant for a like amount of common stock at $.25 per share through July 25, 2005 and a second 5 year warrant at $.50 per share convertible into a like amount of shares.

Effective June 30, 2004, the Company was $473,787 in arrears with respect to a Promissory Note issued to Piper Rudnick LLP plus other legal fees of $118,773.36. It should be noted that Piper & Rudnick, the Company’outside counsel, received such Promissory Note in March of 2002 plus two warrants that expired in March 8, 2007 in exchange for cancellation of certain payables. Such warrants had conversion rights into our common stock for a total of 2,233,490 shares that had been registered under a Form S-1 Registration Statement, and were cashless. On September 3, 2003, in exchange for reducing the total payable to $550,000, the Company paid $10,000 in cash to Piper and issued an additional cashless warrant for $150,000 worth of the Company's common stock valued at $.25 per share. The remaining $300,000 payable had the following future payment schedule: payments of $25,000 each on December 1, 2004, March 1, 2005, June 1, 2005, September 1, 2005, March 1, 2006, June 1, 2006 and September 1, 2006, a payment of $50,000 on December 1, 2005, and a payment of $75,000 due on December 1, 2006. On August 30, 2004, the Company paid $100,000 to Piper&Rudnick, LLPin connection with the renegotiation of a Payment Agreement effective June 30, 2004. Under the terms of the renegotiated Payment Agreement, the Company agreed to payments of $25,000 each on December 1, 2004, March 1, 2005, June 1, 2005 and September 1, 2005 and a payment of $50,000 on December 1, 2006 plus $25,000 payments on March 1, 2006, June 1, 2006, September 1, 2006 and a final payment of $75,000 payment on December 1, 2007. In addition, Piper&Rudnick LLP agreed to convert $150,000 of such payable into a 5 year cashless warrant to purchase the Company's common stock at $.25 per share. The Company has made all of the above payments except for $65,000 of the $75,000 due December 1, 2006, that is presently in arrears.

On August 30, 2004, the Company issued two demand promissory notes each in the principal amount of $75,000 at 12% interest in consideration of loans of $75,000 to the Company from each of Mr. Dotoli and Mr. Smiley. In addition, on September 30, 2004, the Company issued a demand promissory note to Microphase Corporation, a related party, for a loan of $175,000 to the Company with a 12% interest rate. Finally, the Company issued demand promissory notes with an interest rate of 12% to Mr. Durando for loans made to the Company of $200,000 on August 30, 2004, $75,000 on September 28, 2004 and $175,000 on September 30, 2004.

Necdet F. Ergul, Ronald A. Durando and Gustave T. Dotoli are executive officers and shareholders of Microphase and Ronald Durando and Gustave T. Dotoli served as president and vice- president of PacketPort.com., respectively until Packetport.com merged with Wyndstorm Corporation in February of 2008, at which time Mr. Durando and Mr. Dotoli resigned from their respective positions..

On November 26, 1999, PacketPort, Inc., a company owned 100% by Mr. Durando, acquired a controlling interest in Linkon Corp., which subsequently changed its name to PacketPort.com, Inc. In connection with this transaction, Mr. Durando transferred 350,000 shares of our common stock to PacketPort, Inc.

Transactions with Microphase Corporation

mPhase's President and Chairman of the Board of the Company are also employees of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase whereby it would use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement for fiscal year 2010 required mPhase to pay Micophase $3,000 per month. Microphase also charges fees for specific projects on a project-by-project basis. During the year ended June 30, 2010 and for the period of time from mPhase's inception (October 2, 1996) to June 30, 2010, $383,590 and $9,375,379, respectively, have been charged to expense or inventory under these Agreements and is included in operating expenses in the accompanying consolidated statements of operations. Management believes that amounts charged to the Company by Microphase are commensurate with amounts that would be incurred if outside third parties were used. The Company is obligated to pay a 3% royalty to Microphase on revenues from its proprietary Traverser Digital Video and Data Delivery System and DSL component products.

Transactions with Janifast

Janifast Ltd., a Hong Kong corporation manufacturer, had produced components for our now discontinued Traverser_ DVDDS product. Necdet F. Ergul, Ronald A. Durando and Gustave T. Dotoli are controlling shareholders of Janifast Ltd. with an aggregate ownership interest of greater than 75% of Janifast Ltd. Mr. Durando is Chairman of the Board of Directors and Mr. Ergul is a Director of Janifast. Janifast Ltd. ceased operations in March, 2009, and the Company has had no transactions with Janifast during its fiscal year ended June 30, 2010.

Transactions with Other Related Parties

In March 2000, mPhase acquired a 50% interest in mPhaseTelevision.Net (formerly Telco Television Network, Inc.), an incorporated joint venture. This percentage was increased to approximately 57% in fiscal year 2001. Alpha Star International, Inc. currently owns the remaining joint venture interest. The joint venture has been inactive for a period of five years and is in the process of being dissolved.

SUBSEQUENT EVENTS

On September 24, 2010 the Company received a notice of an alleged Event of Default from La Jolla Cove Capital with respect to its Convertible Debenture issued in September of 2008. The Company has disputed the alleged Event of Default and believes it is in compliance with all material terms of the Convertible Debenture instrument. In addition the Company believes that it has significant affirmative defenses as well as significant legal remedies against La Jolla Cove Capital in connection with such alleged Event of Default. The Company is unable to predict at this time whether this matter will result in litigation.

Subsequent to June 30, 2010 holders of Convertible Notes issued by the Company converted principal plus accrued interest of $615,713 into 69,786,253 shares of common stock. Additionally the Company received $375,000 in cash proceeds from the collection of secured note receivables form the holders of the Convertible Notes.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The audit fees paid to our former accounting firm of Rosenberg Rich Baker Berman & Company and our current accountants Demetrius & Company respectively for the fiscal years ended June 30, 2009 and June 30, 2010 were $48,200 and $35,000, respectively.

Audit Related Fees

The fees of our former accounting firm for providing audit-related services such as reviewing our quarterly reports on Form 10Q for the fiscal years ended June 30, 2009 and June 30,2010 respectively were approximately $19,500 each year.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K (1) Consolidated Financial Statements

PAGE

Report of Demetrius & Company LLC	68
Report of Rosenberg Rich Baker Berman & Company	69
Report of Arthur Andersen LLP	70
Report of Schuhalter, Coughlin & Suozzo, PC	71
Consolidated Balance Sheets as of June 30, 2010 and 2009, as restated	72
Consolidated Statements of Operations for the years ended June 30, 2008, 2009 and 2010 and for the period from inception (October 2, 1996) through June 30, 2010, as restated	73
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period from inception (October 2, 1996) to June 30, 1997 and for each of the thirteen years in the period ended June 30, 2010, as restated	74
Consolidated Statements of Cash Flows for the years ended June 30, 2008, 2009 and 2010 and for the period from inception (October 2, 1996) through June 30, 2010, as restated	82
Notes to Consolidated Financial Statements	83

(2)	Financial Statement Schedules

(3)	The Exhibits filed with this Form 10-K or, where so indicated by footnote in the case of previously filed exhibits, incorporated by reference are as set forth below:

EXHIBITS

ITEM 14A. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a)(1) The following is a list of the financial statements, financial statement schedules and exhibits, which are included in this Annual Report on Form 10-K. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference.

FINANCIAL STATEMENT SCHEDULES:

EXHIBITS

EXHIBITS
NUMBER
REFERENCE	DESCRIPTION
2.1*	Exchange of Stock Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2(a) to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no. 000-24969)).
2.2*	Exchange of Stock Agreement and Plan of Reorganization dated June 25, 1998 (incorporated by reference to Exhibit 2(b) to our registration statement on Form 10SB-12G filed on May 6, 1999 (file no. 000-24969)).
3.1***	Certificate of Incorporation of the Company.
3.2***	Bylaws of the Company
10.1*	License Agreement, dated March 26, 1998, between the Company and Georgia Tech Research Corporation (incorporated by reference to Exhibit 10(e) to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no. 000- 24969)).
10.2*	First Amendment to the License Agreement dated January 8, 2001, between the Company and Georgia Tech Research Corporation (incorporated by reference to Exhibit 10.2 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).

EXHIBITS
NUMBER
REFERENCE	DESCRIPTION
10.9*	Facilities/Services Agreement between the Company and Microphase Corporation, dated as of July 1, 1998 (incorporated by reference to Exhibit 10.9 to our registration statement on Form S- 1 filed on June 18, 2001 (file no. 33- 63262).
10.10*	Company's 2001 Stock Incentive incorporated by reference to Exhibit C to Preliminary Proxy on Schedule 14A filed on March 21, 2001 (file no. 000- 30202).
10.18***	Development Agreement effective February 3, 2004 between Lucent Technologies, Inc. and mPhase Technologies, Inc for development of micro fuel cell Nano Technology.
10.21***	Development Agreement effective March 1, 2005 between Lucent Technologies Inc and mPhase Technologies relating to development of Magnetometers.
10.22***	Amendment No. 2 to Development Agreement executed as of March 9, 2005 amending Development Agreement effective as of February 5, 2004, as amended relating to Micro Power Source Cells between mPhase Technologies, Inc. and Lucent Technologies, Inc.
10.33***	Amendment No. 3 dated May 19, 2006 to Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc. effective February 3, 2004 for Development of micro fuel cell Nanotechnology.
10.34***	Amendment No. 4 dated February 3, 2007 to Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc. effective February 3, 2004 for Development of micro fuel cell Nanotechnology.
10.35***	Cooperative Research Agreement Rutgers University and mPhase Technologies, Inc. executed October 18, 2005.
10.36***	Modification No. 1 to Cooperative Research Agreement with Rutgers University dated February 22, 2006.
10.37***	Modification No. 2 to Cooperative Research Agreement with Rutgers University dated September 22, 2006.
10.38***	Modification No. 3 to Cooperative Research Agreement with Rutgers University dated February 7, 2007.
10.40***	CT NanoBusiness Alliance Consulting Agreement dated May 10, 2007.
10.41***	Amendment No.5 dated April 28, 2007 to Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc. effective February 3, 2004 for Development of micro fuel cell Nanotechnology.
10.43*	Cooperative Research and Development Agreement between US Army Picatinny Arsenel and mPhase Technologies, Inc. dated December 20, 2006. (Exhibit 43 to Form S-1 filed July 12, 2007, File No. 333-144527).
10.44***	Small Business Technology Transfer Collaboration Agreement between Rutgers University and mPhase Technologies, Inc. dated June 25, 2007
10.46*	Phase I Army Grant dated July 7, 2007 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)
10.47*	Securities Purchase Agreement dated December 11, 1007 between mPhase Technologies, Inc. and Golden Gate Investors and Related Documents in connection with $1,500,000 Convertible Debenture Financing (Form 10-K filed October 7, 2009, Commission File No. 000-24969)
10.48*	Securities Purchase Agreement dated February 29, 2008 between St. George Investments and mPhase Technologies, Inc and Related Documents in connection with $550,000 Convertible Debenture Financing. (Form 10-K filed October 7, 2009, Commission File No. 000-24969)
10.49*	Documentation including $350,000 Convertible Note and $1,000,000 Convertible Note and Secured Note for $1,000,000 Financing between mPhase Technologies, Inc. and JMJ Financial dated March 25, 2008 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)
10.52*	Phase II Army Grant dated August 29, 2008 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)
10.53*	Securities Purchase Agreement dated September 12, 2008 between mPhase Technologies, Inc. and La Jolla Cove Investors and Related Documents in connection with $2,000,000 Convertible Debenture Financing (Form 8K filing dated September 18, 2008)
10.54*	Design Development Agreement between mPhase Technologies, Inc. and Porsche Design Studio for Emergency Flashlight dated November 3, 2008. (Form 8K filed on March 12, 2009) **
10.55*	Documentation dated December 31, 2008 for $1,100,000 Convertible Note and Secured Note Financing between mPhase Technologies, Inc. and JMJ Financial and Amendment to $350,000 Convertible Note Financing (Form 8K Filing dated January 21, 2009, Commission File No. 000-24969)
10.56*	Eagle Picher Proposal for mPhase Technologies, Inc. dated January 26, 2009 for design and development of mechanically-activated Reserve Battery to be used in Emergency Flashlight. (Form 8-K filed January 30, 2009)**
10.57*	Termination Agreement with Golden Gate Investors dated March 17, 2009 with respect to Convertible Debenture Financing dated December 11, 2007 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)
10.59*	Documentation including $1,870,000 Convertible Note and Secured Note for Financing with JMJ Financial dated August 21, 2009 (Form 8K Filing dated August 21, 2009, Commission File No. 000-24969)
21***	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

**

All or portions of such Agreements have been omitted and the Company has requested that the omitted sections be treated as "Confidential Information" pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended and has been filed with the Securities and Exchange Commission separately.

***	Incorporated by reference from Amendment No. 6 to Form 10K for the period ended June 30, 2009 file on August 13, 2009.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and

Shareholders of mPhase Technologies, Inc.

We have audited the accompanying consolidated balance sheet of mPhase Technologies, Inc. (a New Jersey corporation in the development stage) and its subsidiaries as of June 30, 2010 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of mPhase Technologies, Inc. for the period from inception to June 30, 2009. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts for the period from inception to June 30, 2009, included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of mPhase Technologies, Inc. and subsidiaries as of June 30, 2010 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that mPhase Technologies, Inc. and subsidiaries will continue as a going concern. As shown in the financial statements, the Company has experienced significant losses and negative operating cash flows resulting in a working capital deficiency and shareholders’ deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are more fully described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Demetrius & Company, L.L.C.

Wayne, New Jersey
October 13, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of mPhase Technologies, Inc.

We have audited the accompanying consolidated balance sheet of mPhase Technologies, Inc. (a New Jersey corporation and is in the development stage) and subsidiaries as of June 30, 2009, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended, for the period from July 1, 2001 to June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of mPhase Technologies, Inc. for the period from inception to June 30, 2001. Those statements were audited by other auditors.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of mPhase Technologies, Inc. and subsidiaries as of June 30, 2009, and the results of its operations and its cash flows for the year then ended and for the period from July 1, 2001 to June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

Somerset, New Jersey
September 25, 2009, (April 20, 2010 as to “Other Equity” included in Note 8)

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

	June 30,	June 30,
	2009	2010

ASSETS
CURRENT ASSETS
Cash	$100,138	$228,437
Accounts receivable	46,065	122,478
Inventory		98,807
Prepaid and other current assets	153,636	208,707
Current Portion, Note receivable		2,700,000

TOTAL CURRENT ASSETS	$299,839	$3,358,429

Property and equipment, net	39,648	62,311
Notes receivable, net of contra reserve for utilization of corresponding
Convertible Debenture agreement with La Jolla of $0, and $600,000	3,150,000	2,464,000

TOTAL ASSETS	$3,489,487	$5,844,740

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$809,410	$539,444
Accrued expenses	425,062	540,203
Due to related parties	236,328	19,214
Notes payable, related parties	1,465,992	870,817
Short term notes	65,000	65,000
Accounts Payable and Accrued Expenses-Discontinued Activities	1,112,872	1,112,872
Capital Call Notes-Discontined Activities	175,820	0
Current Portion, Long term debt	-	10,352

TOTAL CURRENT LIABILITIES	$4,290,484	$3,157,902

Long term portion Equipment loan	-	27,703

OTHER OBLIGATIONS CONVERTIBLE TO EQUITY- (Note 8 )
Convertible debt derivative liability	2,380,816	5,966,149
Convertible debentures net of discount of $1,385,395and $2,628,739 on
June 30, 2009 and 2010 respectively	2,052,355	4,577,710

COMMITMENTS AND CONTINGENCIES -(Note 11)

STOCKHOLDERS' DEFICIT
Common stock, par value $.01, 2,000,000,000 shares authorized
870,419,882 and 1,163,751,952 shares issued and outstanding at June 30,
2009 and 2010 respectively	8,704,197	11,637,519
Additional paid in capital	172,861,427	174,683,294
Deficit accumulated during development stage	(186,791,819)	(194,157,564)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	$(5,234,168)	$(7,844,724)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,489,487$	5,884,740

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC. (A Development Stage Company) Consolidated Statements of Operations

			Date of
	For the FYE June 30,		Inception to
			June 30,
	2009	2010	2010
REVENUES	$186,579	$354,157	$694,429

COSTS AND EXPENSES

Cost of Sales	-	65,704	65,704
Research and Development (including non-cash stock related charges of $93,600, $0 and $205,733 for FYE 2008 , 2009 & 2010 and inception to date respectively)	1,255,665	2,203,383	11,632,145
General and Administrative (including non-cash stock related charges of $7,503,367 and $34,313 and $12,691,409 for FYE 2009 & 2010 and inception to date respectively)	9,554,190	1,844,776	25,406,874
Depreciation and Amortization	33,976	25,704	562,839

TOTAL COSTS AND EXPENSES	10,843,831	4,139,567	37,667,562

OPERATING LOSS	$(10,657,252)	$(3,785,410)	$(36,973,133)

OTHER INCOME (EXPENSE)
Interest (Expense)	(1,320,511)	(786,805)	(2,486,250)
Net Reparation, Impairment and Other Income (Expense)	(352,060)	168,409	(6,593,027)
Net Charges related to Convertible Debt	(2,766,554)	(2,961,939)	(3,316,845)

TOTAL OTHER INCOME (EXPENSE)	$(4,439,125)	(3,580,335)	$(12,396,122)

Loss From Continuing Operations, before Income Taxes	$(15,096,377)	$(7,365,745)	$(49,369,255)
Income (Loss) From Discontinued Operations,
Net of Income Taxes of $0 in 2009 and 2010, offset by benefit from tax loss carryforwards of $0 in 2009 and 2010 (including non-cash stock related charges of $0, $0 and $ 57,515,718 for FYE 2009 & 2010 and inception to date respectively)	-	-	(144,788,309)
Income Taxes	-	-	-
Net Loss	$(15,096,377)	$(7,365,745)	$(194,157,564)
Net loss per share from:
Continuing Operations	$(0.03)	$(0.01)
Discontinued Operations	$-	$-
Weighted Average Number of Shares Outstanding;
Basic and Diluted	592,455,950	1,041,685,519

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
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE THIRTEEN YEARS
IN THE PERIOD ENDED JUNE 30, 2010

							Total
	Common	Par		Additional			Stockholders
	Stock	Value	Treasury	Paid-In	Deferred	Accumulated	Equity
	Shares	0.01	Stock	Capital	Compensation	Deficit	(Deficit)

Balance, June 30, 2002	60,807,508	$608,075	$(7,973)	$100,751,284	$(23,923)	$(101,370,312)	$(42,849)

Issuance of Common stock with warrants in private placement, net of Cash offering costs of $124,687	4,296,680	42,967		1,121,351			1,164,318
Issuance of Common stock for services	426,000	4,260		107,985			112,245
Issuance of options and warrants for services				274,100			274,100
Amortization of deferred employee stock option compensations					23,923		23,923
Issuance of common stock and warrants in settlement of debt to related parties and strategic vendors	5,923,333	59,233		1,826,329			1,885,562
Net Loss						(6,646,185)	(6,646,185)

Balance, June 30, 2003	71,453,521	$714,535	$(7,973)	$ 104,081,049	$0	$(108,016,497)	$(3,228,886)

Issuance of common stock with warrants in private placement, net of cash offering costs of $313,200	15,177,973	151,779		4,322,934			4,474,713
Issuance of common stock for services	924,667	9,247		238,153			247,400
Issuance of options and warrants for services				1,067,393			1,067,393
Issuance of common stock pursuant to exercise of warrants	1,233,334	12,333		304,467			316,800
Issuance of common stock and warrants in settlement of debt to related parties and strategic vendors	110,467	1,105		1,962,099			1,963,204
Net Loss						(7,758,586)	(7,758,586)

Balance, June 30, 2004	88,899,962	$888,999	$(7,973)	$111,976,095	$0	$(115,775,083)	$(2,917,962)

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
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE THIRTEEN YEARS
IN THE PERIOD ENDED JUNE 30, 2010

							Total
				Additional			Shareholders
		$ .01 Stated	Treasury	Paid in	Deferred	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Compensation	Deficit	Equity

Balance June 30, 2006	278,235,984	$2,782,360	$(7,973)	$148,079,585		$(151,460,057)	$(606,085)

Issuance of common stock pursuant to the exercise of warrants (net of cash expenses of $150,000)	14,740,669	$147,406		$1,922,261			$2,069,667
Issuance of common stock in private placements, (net of cash expenses of $216,134)	47,958,060	$479,581		$5,711,788			$6,191,369
Issuance of common stock for services	18,172,983	$181,730		$2,486,885	$(627,250)		$2,041,365
Conversion of related party and	6,073,728	$60,737		$930,972			$991,709
strategic vendor debt to common stock
Issuance of additional shares and warrants to effect repricing	22,664,580	$226,646		$1,647,374			$1,874,020
Stock options awarded to employees and officers				$1,321,853			$1,321,853
Deferred stock compensation					$213,166		$213,166
Net Loss						$(16,851,562)	$(16,851,562)
Balance June 30, 2007	387,846,004	$3,878,460	$(7,973)	$162,100,718	$(414,084)	$(168,311,619)	$(2,754,498)

mPHASE TECHNOLOGIES, INC. CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE THIRTEEN YEARS IN THE PERIOD ENDED JUNE 30, 2010

				Additional			Total
				Paid			Shareholder
		$.01 Par	Treasury	in	Deferred	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Compensation	Deficit	Equity

Balance June 30, 2007	387,846,004	$3,878,460	$(7,973)	$162,100,718	$(414,084)	$(168,311,619)	$(2,754,498)

Issuance of common stock in private placements net of $116,253 offering cost	24,600,000	$246,000		$898,247			$1,144,247
Exercise of Warrants net of Offering Cost $72,222	11,111,113	$111,111		$538,889			$650,000
Contingent liability recorded on warrant exercise above	1,019,200	$10,192		(1,006,200)			(1,006,200)
Common shares in settlement of accrued expenses				$89,808			$100,000
Issuance of additional shares effect repricing	4,663,741	$46,637		$345,401			$392,038
Stock options/ warrants awarded to employees and investors				$85,682			$85,682
Stock based compensation	1,000,000	10,000		$90,192			$100,192
Amortization of deferred stock compensation					414,084		$414,084
Investment in Granita				$514,000			$514,000
Conversion of debt	4,904,942	$49,050		$192,073			$241,123
Cost related to convertible debt financing	5,250,000	$52,500		$212,500			$265,000
Net Loss						$(3,383,821)	$(3,383,821)
Balance June,30, 2008	440,395,000	$4,403,950	$(7,973)	$164,061,310	0	$(171,695,440)	$(3,238,153)

The accompanying notes are an integral part of these Consolidated Financial Statements.

mPHASE TECHNOLOGIES, INC. CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE THIRTEEN YEARS IN THE PERIOD ENDED JUNE 30, 2010

						Total
				Additional		Shareholders
		$.01 Par	Treasury	Paid in	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Deficit	Equity

Balance June 30, 2008	440,395,000	$4,403,950	$(7,973)	$164,061,310	$(171,695,440)	$(3,238,153)

Issuance of common stock in private placements net of offering cost ($80,000)	72,333,333	$723,333		$(3,333)		$720,000
Issuance of additional shares effect repricing	19,522,000	$195,220		$236,952		$432,172
Stock options/ warrants awarded to employees and investors				$4,071,348		$4,071,348
Stock based compensation	61,750,000	$617,500		$2,908,115		$3,525,615
Vendor settlements	(1,926,470)	($19,265)		$19,265		$0
Beneficial Conversion feature of Notes Payable, including $914,060 on Officers' Notes Payable				$1,028,560		$1,028,560
Forgiveness of related party debt				$19,336		$19,336
Conversion of debt securities and interest	278,346,019	$2,783,459		$519,874		$3,303,333
Net Loss					$(15,096,379)	$(15,096,379)
Balance June 30, 2009	870,419,882	$8,704,197	$(7,973)	$172,861,427	$(186,791,817)	$(5,234,168)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFECIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND EACH OF THE THIRTEEN YEARS IN THE PERIOD ENDED JUNE 30, 2010

	Common Stock
		$.01 Par	Treasury	Additional Paid in	Accumulated
	Shares	Value	Stock	Capital	Deficit

Balance June 30, 2009	870,419,882	$8,704,197	$(7,973)	$172,861,427	$(186,791,819)

Conversions of Convertible
Debentures plus accrued interest	232,723,736	2,327,238	-	1,088,012	-
Conversions of Accounts Payable	26,666,667	266,667	-	(66,667)	-
Issuance of common stock in private placements net of offering cost ($25,000)	30,666,667	306,667	-	(81,667)	-
Issuance of Common Stock for Services	1,575,000	15,750		18,563
Issuance of Common Stock for Reparatio	1,700,000	17,000		18,530
Beneficial Conversion feature of Officers' Notes Payable and conversion of accounts payable	-	-	-	669,276	-
Cancellation of Capital Notes in Subsidiary iissued in connection with equity				175,820
Net Loss for the Year Ended June 30, 2010	-	-	-	-	(7,365,745)
Balance June 30, 2010	1,163,751,952	$11,637,519	$(7,973)	$174,683,294	$(194,157,564)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC. (A Development Stage Company) Consolidated Statements of Operations
			2-Oct-96
			(Date of
	Fiscal Year Ended		Inception)
	June 30,	June 30,	To June 30,
	2009	2010	2010
Cash Flow From Operating Activities:
Net Loss From Continuing Operations	$(15,096,377)	$(7,365,745)	$(49,369,255)
Net Loss From Disontinued Operations	$0	$0	$(144,788,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117,943	37,356	7,437,656
(Gain) loss on debt extinguishments	(165,154)	(147,238)	(1,084,608)
Non-cash charges relating to issuance of common stock, common stock options and warrants	7,596,963	34,313	70,251,744
Reparation charges	432,172	35,530	8,264,264
Derivative Value and Debt Discount charges	2,766,554	2,961,939	3,966,996
Write off of Granita Inventory/ Sovereign Investment	110,000		615,910
Other non cash charges including amortization of deferred compensation and beneficial conversion interest expense	1,028,560	669,276	2,712,901
Changes in assets and liabilities:
Accounts receivable	(42,065)	(76,413)	305,398
Inventories		(98,807)	(609,278)
Prepaid expenses and Other current assets	(31,754)	(55,071)	(127,646)
Other			906,535
Accounts payable, Accrued expenses, Deferred revenue	275,321	256,441	8,566,324
Due to/from related parties
Microphase / Janifast//Lintel	131,824	(17,114)	5,492,773
Officers and Other	276,104	-	1,711,357
Net cash used in operating activities	$(2,599,909)	$(3,765,533)	$(85,747,238)

Cash Flow from Investing Activities:
Payments related to patents and licensing rights	-	-	(450,780)
Purchase of fixed assets	(8,173)	(15,000)	(3,302,560)
Investment in Sovereign	-	-	(110,000)
Net Cash (used) in investing activities	$(8,173)	$(15,000)	$(3,863,340)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock, exercises warrants and finders fees, net	720,000	225,000	82,923,879
Payments of short term notes		(6,993)	(1,288,545)
Advances from Microphase			347,840
Issuance of Convertible Debentures	112,500	500,000	766,500
Net Proceeds (Repayment) from notes payable related parties	60,187	(595,175)	(360,659)
Proceeds from the collection of Notes Receivable under securities purchase agreements	1,800,000	3,786,000	6,936,000
Sale of minority interest in Granita subsidiary			514,000
Net cash provided by financing activities	$2,692,687	3,908,832	89,839,015

Net increase (decrease) in cash	$84,605	$128,299	$228,437
CASH AND CASH EQUIVALENTS, beginning of period	$15,533	$100,138	$0

CASH AND CASH EQUIVALENTS, end of period	$100,138	$228,437	$228,437

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

1. ORGANIZATION AND NATURE OF BUSINESS

mPhase, a New Jersey corporation founded in 1996, is a publicly-held company with over 19,000 shareholders and approximately 1.163 billion shares of common stock outstanding. The Company's common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL.

The Company is in the development stage and historically has focused much of its efforts in the commercial deployment of its TV+ products for delivery of broadcast IPTV, and DSL component products which include POTS splitters. Beginning in 2004, the Company added a new line of power cell batteries and electronic sensors (magnetometers) being developed through the use of nanotechnology. Since mPhase is in the development stage, the accompanying consolidated financial statements should not be regarded as typical for normal operating periods.

In recent years, the Company has shifted its primary business focus to the development of innovative power cells and related products through the science of microfluidics, microelectromechanical systems (MEMS) and nano- technology. Using these disciplines, it has developed a battery that has a significantly longer shelf life prior to activation than conventional batteries. In addition, such battery product, unlike conventional batteries, is capable of disposal after use without harm to the environment.

On April 17, 2007, the Company announced that it had formed AlwaysReady, Inc., a New Jersey Corporation, as a new wholly-owned subsidiary. The Company planned to transfer all of its nanotechnology assets and appropriate liabilities to such company so as to separate its nanotechnology product line from its IPTV product. Although management and staff of AlwaysReady Inc were hired the Company funded all operations of Always Ready, Inc. to date and no assets or liabilities have been transferred.

On June 20, 2007, the Company announced the formation of a new subsidiary, Granita Media, Inc. ("Granita"), a Delaware corporation, to promote and develop its IPTV product line including targeted advertising and middleware solution. Capitalization of Granita amounted to $514,000 of equity, provided by employees and independent investors. During FYE June 30, 2008, related assets and liabilities were transferred to Granita and its results consolidated into the these financial statements. Additional funding was to have been arranged from outside institutional financing and potentially involve the sale of up to 10% of the common stock of Granita with mPhase retaining 90% of the stock of Granita. Owing to very challenging conditions in the capital markets, Granita was unable to raise funds necessary to operate as a self sufficient enterprise and fund the additional software development necessary for a targeted advertising enhancement capability of its TV+ solution. In order to conserve financial resources, all employees of Granita were either terminated or had resigned by December 31, 2007. (See also footnote 6.)

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

(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

2. LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

Through June 30, 2010, the Company incurred development stage losses totaling approximately $194,157,364 and at June 30, 2010 had working capital of $1,485,338. Funding in our traditional capital markets was difficult during FYE 2009.and 2010.

The Company was able to enter into convertible debt arrangements with independent investors to provide liquidity and capital resources during the year. Such arrangements have provided the Company with cash in the amounts of $1,800,000 and $3,786,000 during FYE 2009 and 2010 respectively. These arrangements will likely continue to provide much of the working capital anticipated to be needed during the next fiscal year (see footnote 8). In addition and from time to time during FYE 2009 and 2010, the Company raised necessary working capital via bridge loans from officers and private placements of equity. Such loans have subsequently been repaid (see notes payable to officers).

The Company is currently focused on the continued development and commercialization of its "Always Ready" battery product using the science of nanotechnology. The Company believes that such battery has a much longer shelf life than conventional batteries and will have significant commercial and military applications. The Company is also actively working on the commercialization and marketing of its emergency flashlight, the mPower Emergency Illuminator. The Company has suspended development of its magnetometer sensor devices and discontinued all activities related to its IPTV business. It is unsure whether any intellectual property related to those operations will have significant value.

The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) successfully develop, market and sell its products. The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2011 and continue its development and commercialization efforts.

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
JUNE 30, 2010

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

STOCK BASED COMPENSATION

On July 1, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement “Accounting for Stock Based Compensation" that requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. Effective, July 1,2005, the Company adopted the promulgated authority "modified prospective" method, and has recorded as an expense the fair value of all stock based grants to employees after such date. The Company has not restated its operating results for any prior fiscal year end or quarter.

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

RESEARCH AND DEVELOPMENT

Research and Development cost are charged to operations when incurred. The amounts charged to expense for the years ended 2009, 2010 and inception to date were, $1,255,665, $2,203,383 and $11,632,145 for continuing operations respectively.

PATENTS AND LICENSES

Patents and licenses are capitalized when mPhase determines there will be a future benefit derived from such assets, and are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset, generally five years. Amortization expense was $0, and $0 for the years ended June 30, 2009 and 2010, respectively. As of June 30, 2008, the book value of such assets has been fully amortized.

INVENTORIES

The Company uses the First In First Out method (FIFO) to account for inventory which is carried at cost. As of June 30, 2007, inventory consisted primarily of component parts being assembled on location in anticipation of deployment of specific IPTV systems. Appropriate reserves have been taken to assure that the cost of such inventory does not exceed the value of the underlying contract. During the year ended June 30, 2008, the Company determined that the value of inventory related to IPTV had been impaired and charged to earnings all associated amounts ($505,910). As of June 30, 2010, the inventory related to the Emergency Flashlight was valued at $98,807.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

LONG-LIVED ASSETS

Tthe Company reviews long-term assets for impairment whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. The Company also assesses these assets for impairment based on their estimated future cash flows.

REPARATION EXPENSE

As an incentive for additional equity contributions, the Company will from time to time, adjust the cost of past private purchases of common stock through the issuance of additional shares in such magnitude as to reduce an investors cost to an average price that more closely approximates current market value. The market value of additional shares issued without cash investment is charged to Reparation Expense, which is included in Other Expenses. Reparations expenses have amounted to, $432,172 $35,530 and $8,264,264 for the years ended 20099, 2010 and inception to date, respectively.

LOSS PER COMMON SHARE, BASIC AND DILUTED

mPhase accounts for net loss per common share in accordance with the requirements FASB Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had 105,192,502 warrants and 137,518,000 options outstanding at June 30, 2010 and convertible debentures convertible into approximately 564,645,347 shares of the Company's common stock based upon the conversion terms at June 30, 2010. The inclusion of the warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share and have been omitted in such computation.

BUSINESS CONCENTRATIONS AND CREDIT RISK

To date, the Company's products have been sold to a limited number of customers, earlier primarily in the telecommunications and defense industry and recently including some sales of the Emergency Illuminator. The Company had revenue from two customers of 48% and 22% during the fiscal year ended June 30, 2007. During the years ended June 30, 2008 and 2009 all revenue was attributable to research contracts with the US Army. In fiscal year ended 2010, revenue continued to be derived from US Army research contracts as well as from sales by the Company of the Company’s mPower Flashlight and battery products.. Throughout the year, cash may exceed FDIC insured limits. The Company maintains cash balances at financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances exceeded FDIC insured limits at times throughout the years ended June 30, 2009 and 2010.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives are recorded on the balance sheet at fair value. The conversion features of the convertible debentures are embedded derivatives and are separately valued and accounted for on our balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining fair value of our derivatives is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management's judgment and may impact net income. During the fiscal years ended June 30,2009, and June 30, 2010, the Company utilized an expected life of 20 days based upon the look-back period of its convertible debentures and notes and a volatility of 100%.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2010, the Company had a full valuation allowance against its deferred tax assets.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash, accounts payable, long term debt, line of credit, convertible debt and due to related parties. Management believes the estimated fair value of cash, accounts payable and debt instruments at June 30, 2010 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. Fair value of due to related parties cannot be determined due to lack of similar instruments available to the Company.

mPHASE TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

SUPPLEMENTAL CASH FLOW INFORMATION

For the FYE June 30,	2009	2010

Non Cash Investing and Financing Activities:
Interest Paid (net interest income)	$20,054	$27,412
Assumption of Sovereign Debt	$0	$0
Stock issued (canceled) in settlement of accrued expenses and accounts payable	$(175,000)	$200,000
Vendor debt into equity	$0	$0
Conversion of related party obligations to notes payable	$1,068,338	$0
Convertible Debt issued for Notes Receivable	$3,000,000	$6,400,000
Conversion of Convertible Debt and Related Expenses	$3,303,333	$3,415,520
Forgiveness of related party debt.	$19,336	$0
Reversal of accrued expenses in settlement of litigation with Magpie Telecom Insiders, Inc.	$175,000	$0
Reversal of note payable to former Granita employee (Footnote 7) to equity	$0	$175,820

4. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:
	2009	2010
Research Equipment	$36,452	$36,452
Office and Marketing	87,352	142,280
Gross Cost	123,804	178,732
Less Accumulated
Depreciation	(84,156)	(116,421)
Net Property and Equipment	$39,648	$62,311

Depreciation expense for the years ended June 30, 2009 and 2010 was $115,144, and $37,356 respectively, of which $81,168, and $11,652, respectively, relates to research laboratory and testing equipment included in research and development expense.

5. ACCRUED EXPENSES

Accrued expenses consist of the following:
	2009	2010
Finders Fees	$160,000	$150,000
Other Expenses	$265,062	$390,203
Total	$425,062	$540,203

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

6. GRANITA MEDIA

Effective July 1, 2007, the Company formed Granita Media, Inc. to separate its IPTV business and facilitate the raising of capital. Pursuant to an arrangement with four employees of mPhase, such employees were terminated from mPhase as of July 1, 2007 and became employees of Granita Media Inc and invested solely in the common stock of Granita Media Inc. Under the arrangement, each of the four employees were required to invest $125,000 in exchange for an aggregate 2% equity interest in Granitia Media, Inc, with mPhase continuing to own 98% of the Company. The four employees contributed a total of $339,000 of the total $500,000 equity investment required from them and raised from third party investors another $175,000 for a total of $514,000. Granita Media has 19,000,000 shares of common stock outstanding of which 18,000,000 was owned by mPhase Technology and 1,000,000 was being held for issuance to the four employees and the third party investors pending an agreement among such persons of the allocation of such shares. Under the terms of the arrangement between mPhase and the four employees, such employees were authorized to sell up to 7.99% of additional equity in the Company for a total of not less than $2,000,000 of additional capital by December 31, 2007. As noted above, the employees raised a total of $175,000 of outside capital only and pursuant to the arrangement, such employees either resigned or were terminated by mPhase together with several lower level employees of Granita. A dispute arose between Granita Media and one of the former employees with respect to a sum of approximately $176,000 included in short term loans. It is the Company's position that such sums were voluntarily advanced to fund operating expenses after July 1, 2007. Since the four employee/officers of Granita Media were required to cover operating expenses of Granita Media after July 1, 2007 through equity investments either directly or from third parties, the Company took the position that neither such amount nor any related interest and fees are owed to the employee. In addition, the Company had substantial rights of offset for unpaid rent with respect to the portion of its Little Falls office occupied by Granita Media after July 1, 2007. Granita Meida, Inc. ceased operations in December of 2007. In the fourth quarter of fiscal year 2010, the Company elected to treat Granita Media, Inc. as a discontinued operation.

7. SHORT TERM NOTES PAYABLE

Short term debt is comprised of the following:
	June 30, 2009	June 30, 2010
Note payable to Granita Employee (See note #6)	$175,820	$0

Note payable to law firm bearing 8% interest, originally monthly installments of $5,000 per month commencing in June 2002 and continuing through December 1, 2003 with a final payment of principal plus accrued interest due at maturity on December 31, 2003, this note was in arrears as of June 30, 2004 and the company negotiated a new settlement arrangement as of August 31, 2004. Under such settlement agreement, the Company made a $100,000 cash payment and gave a cashless warrant to purchase $150,000 worth of common stock valued at $.25 per share. In addition, the Company agreed to pay $25,000 on each of December 1, 2004, March 1, 2005, June 1, 2005, September 1, 2005 and $50,000 on December 1, 2005. Thereafter, the Company was obligated to pay $25,000 on each of March 1, 2006, June 1, 2006, September 1, 2006 with a final payment of $75,000 on December 1, 2006, of which $10,000 was paid in 2008. The Company is currently in default with respect to the remainder.

	$65,000	$65,000
Total Short Term Notes	$240,820	$65,000

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

8. STOCKHOLDERS' EQUITY

mPhase initially authorized capital of 50,000,000 shares of common stock with no par value. On February 23, 2000, the Board of Directors proposed, and on May 22, 2000 the shareholders approved, an increase in the authorized capital to 150,000,000 shares of common stock. On June 15, 2004, a Special Meeting of Shareholders of the Company approved a proposal by the Company to amend the Company's Certificate of Incorporation under New Jersey law to increase the authorized shares of common stock from 150 million to 250 million shares and change the par value of all shares of common stock from no par to $0.01 par stock.. Effective June 2005,June 2006, and June 2008, the Company received authorization to increase the number of authorized shares to 500 million, 900 million and 2 billion, respectively. On April 25, 2009, and again on July 15, 2010, the Board of Directors, subject to shareholder approval, approved an increase in shares of common stock to 3 billion shares and 4 billion shares, respectively.

During the fiscal year ending June 30, 2010, the following transactions impacted stockholders equity

During the fiscal year ended June 30, 2010, the Company received $225,000 of net proceeds from the issuance of 30,666,667 shares of common stock in private placements with accredited investors. The aggregate costs of such placements was $25,000.

Stock Based Compensation

The Company did not issue any awards of common stock or options to Officers, Directors or Employees during the fiscal year ended June 30, 2010. The Company issued 1,575,000 shares of common stock to various vendors and consultants valued at a total of $34,313 based upon the market price of the common stock on various different dates to such persons during the period.

Conversion of debt securities

During the fiscal year ended June 30, 2010, $3,415,250 of debt was converted into 232,723,736 shares of common stock to holders of Convertible Notes. In addition the Company issued 26,666,667 shares of common stock to Microphase Corporation for the conversion of $200,000 of previously outstanding accounts payable at $.0075 per share. The price was based upon the price offered to investors in concurrent private placements with accredited investors during this period. The Company recorded an addition to interest expense on this beneficial conversion feature.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

8. STOCKHOLDERS' EQUITY- (continued)

All other debt converted involved long term convertible debentures which are discussed below.:

Long Term Convertible Debentures / Note Receivable / Debt Discount and related Interest

The Company has entered into [eleven?] separate convertible debt arrangements with independent investors.

General

The economic substance of convertible debt arrangements entered into beginning December 2007 was to provide the Company with needed liquidity to supplement the private equity markets.

The form of the transaction generally involves the following:

  The receipt of cash.

  The issuance of a note payable from mPhase.

  The issuance of a note receivable due to mPhase.

  A Securities Purchase Agreement.

  The note payable contains conversion features which permit the holder to convert debt into equity. Such debt is eligible to be converted into the Company's common stock immediately, thus requiring the recording of the entire liability upfront. Finally, to encourage conversion, a discount from market value is offered.

  The aggregate amount of notes payable exceeds the amount of cash received. As "Consideration" for this difference the Company takes back a secured note receivable. Security is generally liquid investments of the investor.

  The note receivable provides a commitment to fund mPhase. The notes are secured and collateralized and carry terms which are different from the related note payable and no right of offset exists.

A summary of our arrangements is as follows:

Arrangement #1 (Golden Gate Investors)

In December, 2007, the Company received proceeds of $500,000 under a Securities Purchase Agreement. This transaction involves three related agreements: 1) a Securities Purchase Agreement, dated as of December 11, 2007, which may under certain circumstances permit the Company to draw up to $1.5 million of funds; 2) a convertible debenture in the amount of $1.5 million, with an interest rate of 7 ¼% and a maturity date of December 11, 2010; and 3) a secured note receivable in the amount of $1.0 million, with an interest rate of 8 ¼ % and a maturity date of February 1, 2011 due from the holder of the convertible debenture. In March of 2009, by mutual consent of the parties, the Securities Purchase Agreement was terminated. Total draws under this facility were $1.5 million.

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
JUNE 30, 2010

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

During FYE 2009, $614,209 of such debt and related interest was converted into 60,536,482 shares of common stock. As of June 30, 2009, all debt had been converted and no further obligation exists by either party.

Arrangement #3 (JMJ Financial, Inc.)

In April, 2008, the Company received proceeds of $300,000 under a Securities Purchase Agreement. This transaction involves three related agreements: 1) a Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $1,000,000 of funds; 2) two convertible debentures totaling $1,450,000, with a one time interest factor of 12% ($132,000) and a maturity date of March 25, 2011; and 3) a secured note receivable in the amount of $1.0 million, with a one time interest factor of 13.2 % and maturity dates of March 25, 2012 due from the holders of the convertible debentures. The note receivable is collateralized by $1 million of Blue Chip Stocks. Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion.

As of June 30, 2008, $1,000,000 was included in notes receivable under this arrangement. During FYE 2009, $964,250 of such debt and related interest was converted into 100,951,309 shares of common stock. In addition, the Company received $650,000 cash payments of the note receivable. As of June 30, 2009, the face value of the note receivable was $350,000 plus interest of $132,000 included in other current assets and the note payable was $527,750 plus interest of $132,000 included in accrued expenses and an FMV adjustment of $115,801. As of June 30, 2010 both the note receivable and note payable were converted in full and funded in full.

Arrangement #4 (JMJ Financial, Inc.)

On December 31, 2008, the Company entered into a second agreement with JMJ Financial. This transaction involves: 1) a convertible debenture in the amount of $1.1 million, plus a one time interest factor of 12% ($132,000) and a maturity date of December 31, 2011, and 2) a secured note receivable in the amount of $1.0 million, plus a one time interest factor of 13.2% ($132,000) and maturity date of December 31, 2012 due from the holder of the convertible debentures. Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion.

As of June 30, 2009, $1,000,000 was included in notes receivable under this arrangement. During FYE 2010 the Company collected the $1,000,000 note receivable plus $132 of accrued interest on this note. The FMV addition to this debt during FYE 2010 was $307,899.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

8. STOCKHOLDERS' EQUITY- (continued)

Arrangement #5 (LaJolla Cove Investors, Inc.)

On Sept 11, 2008, the Company received proceeds of $200,000 under a Securities Purchase Agreement. This transaction involves three related agreements: 1) a Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $2,000,000 of funds; 2) a convertible debenture totaling $2,000,000, with an interest rate of 7 1/4% and a maturity date of September 30, 2011; and 3) a secured note receivable in the amount of $1,800,000, with an interest rate of 8 1/4% and maturity dates of September 30, 2011 due from the holders of the convertible debentures. In addition, the holder of the debenture is related to the holder in Arrangement #1. Conversion of outstanding debentures into common shares is similar to the terms of Arrangement #1. As of FYE 2009, $190,000 of debt was converted into 21,714,285 shares of common stock. On June 30, 2009 the note receivable balance was $1,800,000, the note payable was $1,810,000 and the FMV addition $387,228.

Arrangement #6 (JMJ Financial, Inc.)

On August 19, 2009 the Company issued a 12% convertible note maturing on August 10, 2012 in the principal amount of $1,870,000 to JMJ Financial for a purchase price of $1,700,000. The Company initially received $250,000 in cash as partial payment of the purchase price for the convertible note plus a 13.2% secured promissory note maturing on August 10, 2012 in the amount of $1,450,000. As of June 30, 2010, the Company has received a total of $1,523,500 cash and has issued 109,920,635 shares of common stock to the holder upon conversions. The remaining $570, 900 of cash to be received from the holder plus accrued and unpaid interest is convertible into shares of common stock at the option of the holder. Upon receipt, in full, of cash by the Company equaling the purchase price of the convertible note plus interest or any portion thereof payable through maturity, the holder may convert such portion of the total amount of interest funded that would accrue to maturity into additional shares of common stock . The number of shares into which this convertible note can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trading price during the 20 day trading period prior to conversion. Based upon the price of the Company’s common stock on June 30, 2010 of $.0162 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 46,987,654 shares of common stock.

Arrangement #7 (JMJ Financial, Inc.)

On September 30, 2009, the Company issued a 12% convertible note maturing on September 23, 2012 in the principal amount of $1,200,000 to JMJ Financial for a purchase price of $1,100,000. The Company initially received $150,000 in cash as partial payment of the purchase price for the Convertible Note plus a 13.2% secured promissory note maturing on August 10, 2012 in the amount of $950,000. To date the Company has received a total of $ 150,000 cash and has issued no shares of common stock to the holder upon conversions. The remaining $1,094,000 of cash to be received from the holder plus accrued and unpaid interest is convertible into shares of common stock at the option of the holder. Upon receipt, in full, of cash by the Company equaling the purchase price of the convertible note plus interest or any portion thereof payable through maturity, the holder may convert such portion of the total amount of interest funded that would accrue to maturity into additional shares of common stock .The number of shares into which this convertible note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trading price during the 20 day trading period prior to conversion. Based upon the price of the Company’s common stock on June 30, 2010 of $.0162 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 110,617,784 shares of common stock.

Arrangement #8 (JMJ Financial, Inc.)

On November 17, 2009, the Company received a total of $186,000 of proceeds in connection with a new financing agreement with JMJ Financial. This transaction consists of the following: 1) a convertible note in the amount of $1,200,000 plus a one-time interest factor of 12% ($144,000) and a maturity date of September 23, 2012 and (2) a secured promissory note in the amount of $1,100,000 plus a one-time interest rate factor of 13.2% ($144,000 each) and a maturity date of September 23, 2012 due from the holder of the convertible note. Conversion of outstanding principal into shares of common stock is at the option of the holder. The number of shares into which this note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion.

To date the Company has received a total of $186,000 cash and has issued no shares of common stock to the holder upon conversions. The remaining $1,058,000 of cash to be received from the holder plus accrued and unpaid interest is convertible into shares of common stock at the option of the holder. Upon receipt, in full, of cash by the Company equaling the purchase price of the convertible note plus interest or any portion thereof payable through maturity, the holder may convert such portion of the total amount of interest funded that would accrue to maturity into additional shares of common stock . Based upon the price of the Company’s common stock on June 30, 2010 of $.0162 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 110,617,284 shares of common stock.

Arrangement #9 (JMJ Financial, Inc.)

On December 15, 2009 the Company entered into a new financing agreement with JMJ Financial that consists of the following: 1) a convertible note issued by the Company in the amount of $1,500,000 plus a one time interest factor of 12% ($180,000) and a maturity date of December15, 2012 and (2) a secured promissory note in the amount of $1,400,000 plus a one time interest rate factor of 13.2% ($180,000 ) and a maturity date of December 15, 2012 due from the holder of the convertible note..

To date the Company has received a total of $300,000 cash and has issued no shares of common stock to the holder upon conversions. The remaining $1,280,000 of cash to be received from the holder plus accrued and unpaid interest is convertible into shares of common stock at the option of the holder. Upon receipt, in full, of cash by the Company equaling the purchase price of the convertible note plus interest or any portion thereof payable through maturity, the holder may convert such portion of the total amount of interest funded that would accrue to maturity into additional shares of common stock. The number of shares into which this convertible note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. Based upon the price of the Company’s common stock on June 30, 2010 of $.0162 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 138,271,655 shares of common stock.

Arrangement #10 (JMJ Financial, Inc.)

On April 5, 2010, the Company entered into a new financing agreement with JMJ Financial that consists of the following: 1) a convertible note issued by the Company in the principal amount of $1,200,000 plus a one time interest factor of 12% ($144,000) and a maturity date of December 15, 2012, and (2) a secured promissory note from the holder of the convertible note in the amount of $1,100,000 plus a one time interest rate factor of 13.2% ($144,000 each) and a maturity date of December 15, 2012.

To date the Company has received a total of $100,000 cash and has issued no shares of common stock to the holder upon conversions. The remaining $1,144,000 of cash to be received from the holder plus accrued and unpaid interest is convertible into shares of common stock at the option of the holder. Upon receipt, in full, of cash by the Company equaling the purchase price of the convertible note plus interest or any portion thereof payable through maturity, the holder may convert such portion of the total amount of interest funded that would accrue to maturity into additional shares of common stock .The number of shares into which this convertible note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. Based upon the price of the Company’s common stock on June 30, 2010 of $.0162 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 110,617,284 shares of common stock.

Arrangement #11 ( J. Fife)

On March 3, 2010, the Company entered into an new financing agreement with J.Fife that consist of a convertible note issued by the Company in the principal amount of $550,000 bearing interest at 7.5% per annum in which the Company received $495,000 cash up front. The Convertible Note has a maturity date of 4 years from the date of issuance. In addition, the Company has committed to issue in the future 2 additional promissory notes each in the principal amount of $275,000 each with an interest rate of 7.5% each upon the receipt of $250,000 of cash funding in exchange for such notes. The issuance of each of such notes is expected to take place upon the full conversion of the holder of its previous note into common stock of the Company. Conversion of each of the Convertible Notes into common stock of the Company is at the option of the holder at a price equal to the dollar amount of the note being converted divided by 75% of the three lowest volume weighted average prices during the 20 day trading period immediately preceding the date of conversion.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

8. STOCKHOLDERS' EQUITY- (continued)

During the fiscal year ending June 30, 2010, the following transactions impacted stockholders equity

Private Placements

During the fiscal year ended June 30, 2010, the Company received $225,000 of net proceeds from the issuance of 30,666,667 shares of common stock in private placements with accredited investors. The aggregate costs of such placements was $25,000.

Stock Based Compensation

The Company did not issue any awards of common stock or options to Officers, Directors or Employees during the fiscal year ended June 30, 2010. The Company issued 1,575,000 shares of common stock to various vendors and consultants valued at a total of $34,313 based upon the market price of the common stock on various different dates to such persons during the period.

Conversion of debt securities

During the fiscal year ended June 30, 2010, $3,415,250 of debt was converted into 232,723,736 shares of common stock to holders of Convertible Notes. In addition the Company issued 26,666,667 shares of common stock to Microphase Corporation for the conversion of $200,000 of previously outstanding accounts payable at $.0075 per share. The price was based upon the price offered to investors in concurrent private placements with accredited investors during this period. The Company recorded an addition to interest expense on this beneficial conversion feature.

Reparations

On November 19, 2009, an investor received 1,700,000 shares of common stock valued at $35,530 for reparation of a prior investment of $50,000 for the issuance of 5,000,000 shares of common stock .

During the Fiscal Year Ended June 30, 2009 the following transactions impacted stockholders equity

Private Placements

During the quarter ended September 30, 2008, the Company issued 4,000,000 shares of its common stock at $.05 per share in private placements, generating net proceeds of $180,000. Related to this transaction was the issuance of 3,862,000 shares as reparations shares to effect re-pricing at a cost estimated to be $216,689.

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

Also during the quarter ended June 30, 2009, the Company issued 20,775,000 shares in settlement of $169,875 of prior promissory notes payable plus accrued interest and incurred a beneficial conversion of $114,500.

Stock Based Compensation

During the three months ended September 30, 2008, the Company issued 5 year options to purchase 104,675,000 shares of common stock at $.05 per share. The value of such options was estimated to be $4,071,348 using the Black Scholes method, based on an assumed volatility of 78% and an interest rate of 1.5%] . In addition, 61,750,000 shares of common stock valued at $3,525,615 were issued to employees and consultants. (See note 3.)

No such transactions occurred in the quarters ending December 31, 2008 nor March 31, 2009.

During the quarter ended June 30, 2009, the Company granted 3 officers of the Company the right to convert an aggregate of $1,465,992 of loans and accrued and unpaid compensation and accrued interest into common stock of the Company at a price of $.0075 per share.

Conversion of debt securities

During the fiscal year ended June 30, 2009, $3,303,333 of debt was converted into 278,346,019 shares of common stock. Included in this amount is $112,500 of notes payable to a related party which were sold to an investor for $112,500 cash and subsequently converted into 15,000,000 shares of the Company's common stock valued at $.0075 per share. Additionally $57,375 of prior notes plus accrued interest outstanding was settled by the issuance of 5,775,000 shares of common stock. All other debt converted involved long term convertible debentures..

Reparations

During the year ended June 30, 2009 the Company issued certain shares to effect re-pricing of prior private placements and to induce new investments as summarized of the following table:

DATE		REPARATION	VALUE	PRIOR	NEW	NEW	ISSUANCE OF	REPRICED	TOTAL
		SHARES	SHARES	INVESTMENT	INVESTMENT	INVESTMENT	REPLACEMENT	WARRANT
						SHARES	WARRANTS	VALUE
9/30/08	INVESTOR 1	3,862,000	$216,689	$1,000,000	200,000	4,000,000	0	0	$216,689
3/25/09	INVESTOR 2	7,660,000	$99,483	$520,000	150,000	15,000,000	0	0	$99,483
4/15/09	INVESTOR 3**	1,000,000	$12,000	$1,126,723	0	0	0	0	$12,000
5/15/09	INVESTOR 3**	1,000,000	$20,000	$-	0	0	0	0	$20,000
6/15/09	INVESTOR 3**	1,000,000	$20,000$	$-	0	0	0	0	$20,000
6/29/09	INVESTOR 4	5,000,000	$64,000	$250,000	50,000	5,000,000	0	0	$64,000
	TOTALS	19,522,000	$432,172	$2,896,723	$400,000	24,000,000	0	0	$432,172
**INVESTOR	3,000,000	52,000		REPARATION of INVESTOR 3 was for conversion of debt

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

8. STOCKHOLDERS' EQUITY- (continued)

BENEFICIAL CONVERSION FEATURE

In April 2009, the Board of Directors authorized the right for the officers to convert into shares of the Company's common stock officers' loans discussed in Note 9, plus accrued interest thereon, at any time for the next five years providing such shares are issued, outstanding and available, at a conversion price of $.0075. The officers' notes plus accrued interest are convertible into approximately 116,108,933 shares of the Company's common stock based upon the conversion terms at June 30, 2010.

Other Equity

During the year ended June 30, 2008, the Company issued 1,000,000 shares of stock, and 110,000 options to purchase common stock valued at $100,192 to individuals. In addition, it issued 4,663,741 shares of common stock valued at $392,038 to reflect re-pricing agreements, 1,109,200 shares to pay for finders fees valued at $100,000, and 5,250,000 shares of common stock valued at $265,000 in connection with debt financing arrangements (see convertible debt below). The fair value of shares issued was estimated as of the date of grant using the Black-Scholes pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility ranging between 70 -79%, a risk-free interest rate of 2.25% and expected option life of 5 years.

During the years ended June 30, 2008 and 2009, the Company reevaluated warrants contracts to purchase 13,104,168 shares at fixed prices ranging from $.05 to $.15 per share originally issued during fiscal year ended June 30, 2008 pursuant to EITF 00-19. Such reevaluation was to review if the Company should record an additional derivative liability which would be recordable if the other convertible instruments the Company has outstanding, primarily the convertible debentures discussed above, would limit or prevent the Company from honoring the conversion of these fixed price warrants during their contract term. The evaluation was performed on a contract by contract basis on equity instruments subject to EITF 00-19. namely warrants discussed above and the convertible debenture agreements. The Company utilized a sequencing method prescribed by EITF 00-19, applying shares available to contracts with the earliest inception date first.

During the fiscal year ended June 30, 2008, the Company reclassified contracts for warrants to purchase 12,604,168 shares at fixed prices ranging from $.13 to $.15 per share to contingent liabilities. Contracts for warrants to purchase 11,111,112 shares of the Company’s common stock at $.14 per share were reclassified to permanent equity in May of 2009, and contracts for warrants to purchase 1,604,168 shares of the Company’s common stock at fixed prices ranging from $.13 to $.15 per share were reclassified to permanent equity in September, 2009.

The liability was recorded at the fair market value, such estimated value, as restated, was based upon the contractual life of the free standing warrants, using the Black Sholes pricing model, based on the following weighted average assumptions: annual expected return of 0%, an average life of 5 years, annual volatility of 81% and a risk-free interest rate 2.25% . At the issuance date of the free standing warrants, which warrants were issued during the fourth quarter of fiscal June 30, 2008, the estimated value approximated $1,006,200 and, as recalculated on the quarterly measurement dates, at June 30, 2008 the estimated value approximated $433,300. During the fiscal year ended 2009, the estimated value was determined to no longer be material. The net change in the contingent liability was credited to the change in derivative value in the Consolidated Statement of Operations for each of the fiscal years ended June 30, 2008 and 2009 for $572,900 and $433,300, respectively, in accordance FASB Standards Codification Topic 815 (previously known EITF 00-19).

Subsequent to September 30, 2009, the Company has not entered into, and presently the Company does not have, any have contracts for warrants or other equity instruments subject to reclassification to liabilities as prescribed by FASB Standards Codification Topic 815 (previously known EITF 00-19).

mPHASE TECHNOLOGIES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

8. STOCKHOLDERS' EQUITY- (continued)

STOCK INCENTIVE PLANS

A summary of the stock option activity for the years ended June 30, 2009 and 2010 pursuant to the terms of both plans, which include incentive stock options and non-qualified stock options, is set forth on the below:

	Number of	Weighed
	Options	Average
		Exercise
		Price

Outstanding at June 30, 2008	45,978,000	$0.25
Granted	104,675,000	0.05
Exercised	0	0
Cancelled/Expired	(5,360,000)	(0.25)
Outstanding at June 30, 2009	145,293,000	$0.11
Granted	0
Exercised	0
Cancelled/Expired	7,775,000	(0.25)
Outstanding at June 30, 2010	137,518,000	$.087

The fair value of options granted in fiscal years ended June 30, 2009 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, an average life of 5 years, annual volatility of 80.3% and a risk-free interest rate of 3.0% in the years 2009 .

The following summarizes information about stock options outstanding at June 30, 2010:

RANGE OF EXERCISE PRICE	NUMBER	WEIGHTED	WEIGHTED	NUMBER	WEIGHTED
	OUTSTANDING	AVERAGE	AVERAGE	EXERCISABLE	AVERAGE
		REMAINING	EXERCISE		EXERCISE
		CONTRACTUAL	PRICE		PRICE
		LIFE
$.00-$.05	104,650	2.8	$.050	104,650	$.05
$.05-$.35	32,858	1.2	$.215	32,858	$.087
Totals	137,518	2.5	$.087	139,518	$2.5

During the fiscal year ended June 30, 2010 the Company issued no warrants and warrants for 40,953,943 expired. During the fiscal year ended June 30, 2009 the Company issued no warrants. As of June 30, 2010 and 2009 warrants covering 146,146,505 and 105,192,562 shares remain outstanding with a weighted average exercise price of $ 0.21 and $0.18 respectively.

The following summarizes information about warrants outstanding at June 30, 2010:

RANGE OF EXERCISE PRICE	NUMBER OUTSTANDING	WEIGHTED AVERAGE	WEIGHTED AVERAGE	NUMBER EXERCISABLE	WEIGHTED AVERAGE
		REMAINING	EXERCISE		EXERCISE
		CONTRACTUAL	PRICE		PRICE
		LIFE

$.00-$.15	14,104,168	2.9	$.125	14,104,168.125
$16-$.21	84,341,674.7		$.185	84,342,674.185
$.22-$.36	14,104,168.2		$.252	7,746,660.252
Total	105,192,502			105,192,502

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

9. RELATED PARTY TRANSACTIONS

Mr. Durando, the President and CEO of mPhase, together with Mr. Ergul own a controlling interest and are officers of Janifast Limited. Mr. Durando and Mr. Dotoli are officers of Microphase Corporation. Mr. Ergul, retired as the chairman of the board of mPhase in Nov 2007, owns a controlling interest and is a director of Microphase Corporation.

Mr. Abraham Biderman was employed until September 30, 2003, by our former investment-banking firm, Lipper & Company. During the fiscal year ended June 30, 2007, Mr. Biderman's current firm, Eagle Advisers, Inc., as a finder of money generated finder's fees of $520,000, as well as additional administrative and occupancy charges of $43,400. In 2008, Mr Biderman was paid $188,472 in finders’ fees. During fiscal years ended June 30, 2009 and June 30, 2010 Mr. Biderman charged finders fees of $80,000 and $25,000 respectively.

During fiscal year ended June 30, 2009, Messrs. Durando, Dotoli and Smiley provided no net bridge loans to the Company.

As of June 30, 2010, bridge loans outstanding, including accrued interest thereon, from Mr. Smiley equaled $183,187. All of the foregoing promissory notes are payable on demand. As of June 30, 2010, Mr. Durando and Mr. Dotoli are owed unpaid compensation plus accrued interest thereon at 12% per annum equal to $419,436 and $268,194 respectively.

In April 2009, the Board of Directors authorized the right for the officers to convert such loans plus accrued interest thereon at any time for the next five years into common shares provided such shares are issued, outstanding and available, at a conversion price of $.0075,which price is comparable to that of private placements during the period. The Company recorded beneficial conversion interest expense of $914,060 and $82, 609 during the years ended June 30, 2009 and June 30, 2010, respectively, on the conversion feature based upon principal at the commitment date and accrued interest through June 30, 2009 and June 30, 2010, respectively. The officers' notes plus accrued interest are convertible into approximately 116,108,933 shares of the Company's common stock based upon the conversion terms at June 30, 2010.

As of June 30, 2004, Mr. Smiley and Microphase each agreed to extend to July 25, 2005, the maturity on their 12% convertible promissory notes in the principal amounts of $100,000 and $180,000 respectively. Additionally, at June 30, 2004, Mr. Durando was owed $300,000 by the Company as evidenced by a non-interest bearing promissory note that was repaid in July 2004. As of June 30, 2004, a total of $55,000 in the aggregate was due to Mr. Durando and Mr. Dotoli for unpaid compensation.

Mr. Durando's June 30, 2004 note payable balance of $300,000 was repaid by the Company during the nine month period ended March 31, 2005. During the first and second quarters of fiscal year 2005, Mr. Durando made additional bridge loans to the Company evidenced by various 12% demand notes in the aggregate amount of $525,000. Mr. Durando was repaid a total of $450,000 of such loans in January of 2005. In addition, Mr. Durando converted into common stock $13,954 of the principal amount of a $75,000 promissory note leaving unpaid principal of $61,046 outstanding. Mr. Durando converted $13,000 of accrued and unpaid interest on various promissory notes of the Company into 65,000 shares of common stock and a 5 year warrant to purchase a like amount of common stock at $.25 per share.

mPHASE TECHNOLOGIES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

9. RELATED PARTY TRANSACTIONS - (continued)

During the fiscal year ended June 30, 2005, Mr. Dotoli and Mr. Smiley each lent the Company $75,000. Mr. Dotoli was repaid the principal amount of such loan in cash in January, 2005 and Mr. Smiley converted his $75,000 loan into 375,000 shares of common stock of the Company plus a 5 year warrant to purchase a like amount of shares at $.25 per share. In addition, Mr. Smiley converted $9,975 of accrued interest into 49,875 shares of common stock plus a 5 year warrant to purchase a like amount of shares at $.25 per share. Finally Mr. Smiley received 25,000 additional shares of common stock as a market adjustment to his equity investment of $25,000 on August 30, 2004. Mr. Dotoli cancelled $3,750 of accrued and unpaid interest from August 15, 2004 through January 15, 2004 in exchange for 375,000 shares of common stock issued pursuant to the terms of a portion of a warrant that was exercised at $.01 per share previously given by the Company to Mr. Dotoli in exchange for and cancellation of unpaid compensation. On January 15, 2004, Mr. Smiley was awarded 425,000 shares of common stock as additional compensation. In July of 2005, Mr. Smiley was repaid a loan of $35,000 without interest made to the Company in June of 2005. In the three month period ended September 30, 2005, Mr. Durando and Mr. Smiley lent the Company $50,000 and $100,000, respectively, which was repaid by the Company, without interest in October of 2005. On October 7, 2009, the Company paid Messrs. Durando, Dotoli and Smiley $45,000, $45,000 and $25,000 respectively in reduction of amounts owed to them by the Company for unpaid compensation and bridge loans.

MICROPHASE

The Company leases office space from Microphase at both its Norwalk and Little Falls location. Current rental expense is $3000 and $2271 per month at Norwalk and Little Falls respectively. In addition, Microphase provides certain research and development services and shares administrative personnel from time to time. During the year ended June 30, 2010, Microphase Corporation charged the Company $337,500 for project management fees, $36,000 for rent and $9,936 for administrative expenses.

Additionally, in July 2009 Microphase Corporation converted $200,000 of accounts payable into 26,666,667 shares of the Company's common stock at $.0075 per share. Such price was determined based upon the price of private placements of equity by the Company during such period.

JANIFAST

During the year ended June 30, 2000, mPhase advanced money to Janifast Limited, which is owned by U.S. Janifast Holdings, Ltd, a related party of which three directors of mPhase are significant shareholders, in connection with the manufacturing of POTS Splitter shelves and DSL component products. As of June 30, 2000 the amount advanced to Janifast was approximately $1,106,000, which is included in production advances-related parties on the accompanying balance sheet. There were no such advances during the years ended June 30, 2002 and 2003. Pursuant to debt conversion agreements between the Company and Janifast, for the year ended June 30, 2001 Janifast received 1,200,000 shares of mPhase common stock canceling liabilities of $600,000, and for the year ended June 30, 2002 Janifast received 3,450,000 shares of mPhase common stock and 1,200,000 warrants to purchase mPhase common stock for the cancellation of $720,000 of liabilities, as discussed in Note 10. During the year ended June 30, 2003, Janifast was issued 1,500,000 shares of mPhase common stock in connection with the cancellation of $360,000 of outstanding liabilities of mPhase, the value of which was based upon the price of the Company's common stock on the effective date of settlement. No gain or loss was recognized in connection with conversions by Janifast for fiscal 2003. During the years ended June 30, 2003, 2004 and 2005 and the period from inception (October 2, 1996) to June 30, 2005, there has been $174,959, $2,771,925, 1,536,494 and $15,001,105, respectively, of invoices for products and services have been charged to inventory or expense and is included in operating expenses in the accompanying statements of operations. Effective December 30, 2004, Janifast Ltd. agreed to convert $200,000 of accounts payable into common stock of the Company at $.20 per share plus a 5 year warrant for a like amount of shares at $.25 per share.

mPHASE TECHNOLOGIES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

9. RELATED PARTY TRANSACTIONS - (continued)

During the year ended June 30, 2007, Janifast agreed to converted $108,000 of debt into 830,000 shares of common stock and received 769,231 additional shares of stock as reparations.

In March of 2009, Janifast Ltd. ceased operations owing to its financial condition and the global downturn in the capital markets.

STRATEGIC VENDORS

On August 30, 2004, the Company paid $100,000 in cash to Piper Rudnick LLP, outside legal counsel to the Company, as part of a renegotiated settlement agreement that was originally effective as of March 31, 2002. The Company was in arrears with respect to payments due under the original settlement agreement and as part of the renegotiated agreement agreed to make the following payments:

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

Equity Conversions of Debt and Other Financial Instruments with Related Parties

During the fiscal years ended June 30, 2009, and June 30, 2010, there were limited equity conversions of debt or other financial instruments with related parties.

	2009	2010
Janifast:
Number of shares
Number of warrants
Amount converted to equity
Microphase Corporation:
Number of shares		26,666,667
Number of warrants
Amount converted to equity		$200,000
Total Related Party Conversions
Number of shares	NONE	26,666,667
Number of warrants
Amount converted to equity		$200,000

mPHASE TECHNOLOGIES, INC (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010
9. RELATED PARTY TRANSACTIONS - (continued)

The Following Summarizes Compensation to Related Parties for the Fiscal Year Ended June 30, 2010
	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$200,000	$180,000	$175,000			$555,000
Interest	$56,483	$39,375	$24,356			$120,214
Rent					$36,000	$36,000
G&A					$9,936	$9,936
R&D					$350,000	$350,000
Finders Fees				$25,000		$25,000
Stock based compensation (shares issued)*						$0
Stock based compensation (options issued)**						$0
Total compensation	$256,483	$219,375	$199,356	$25,000	$395,936	$1,096,150

The Following Summarizes Compensation to Related Parties for the Fiscal Year Ended June 30, 2009
	Durando	Dotoli	Smiley		Biderman Microphase	Total
Consulting / Salary	$275,718	229,000	182,292			$687,010
Interest	$61,473	62,514	21,048			$145,035
Rent					36,000	$36,000
G&A					16,773	$16,773
R&D					150,000	$150,000
Finders Fees				80,000		$80,000
Stock based compensation (shares issued)*	$1,541,700	913,600	571,000	228,400		$3,254,700
Stock based compensation (options issued)**	$1,944,912	1,166,947	700,168	77,796		$3,889,823
Total Compensation	$3,823,803	$2,372,061	$1,474,508	$386,196	$202,773	$8,259,341
Common stock issued*	27,000,000	16,000,000	10,000,000		4,000,000	57,000,000
Options issued (5 years @ 5 cents)**	50,000,000	30,000,000	18,000,000		2,000,000	100,000,000

mPHASE TECHNOLOGIES, INC (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010
9. RELATED PARTY TRANSACTIONS - (continued)

Summary of payables to related parties as of June 30, 2010

				Total Notes		Total Amounts
				Payable &		Due to Related
	Durando	Dotoli	Smiley	Accrued Interest	Microphase	Parties
Notes payable	$301,479	$166,306	$119,030	$586,815	$0	$586,815
Due to Officers / Affiliates	$0	$0	$0	$0	$19,214	$19,214
Interest Payable	$117,957	$101,888	$64,157	$284,001	$0	$284,001
Total Payable to related parties as of June 30, 2010	$419,436	$268,194	$183,187	$870,817	$19,214	$890,030

Summary of payables to related parties as of June 30, 2009

				Total Notes		Total Amounts
				Payable &		Due to Related
	Durando	Dotoli	Smiley	Accrued Interest	Microphase	Parties
Notes payable	$617,420	$450,756	$264,224	$1,332,400	$0	$1,332,400
Due to Officers / Affiliates	$0	$5,550	$0	$5.550	$230,778	$236,328
Interest Payable	$61,473	$62,514	$9,605	$133,592	$0	$133,592
Total Payable to related parties as of June 30, 2009	$678,893	$518,820	$273,829	$1,471,542	$230,778	$1,702,320

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 10 - INCOME TAXES

The accompanying consolidated balance sheet includes the following components of deferred taxes under the liability method:

		2009	2010
Deferred Tax Liabilities
Property and equipment		-	-
Accrued expenses		-	-
Deferred Tax Assets
Net operating loss carryforward		$38,223,650	$40,728,080
Accrued expenses		-	-
		38,223,650	40,728,080
Net Deferred Tax Asset		38,223,650	40,728,080
Valuation allowance		(38,223,650)	(40,77,020)
	$		$-

At June 30, 2010, the Company has federal net operating loss carryforwards of approximately $103.8 million and $____ million to offset future federal and state income taxes respectively, which expire at various times from 2016 through 2030. The federal net operating loss carryforwards may be subject to the separate return loss limitation rules and IRC section 382 limitations due to changes in ownership. The Company has assessed the evidence of its forecasted future operations against the potential likelihood of the realization of the deferred tax assets to make the determination that the Company will not utilize these carryforwards and has recorded a valuation allowance against the net deferred tax asset.

The Company has a loss of $15,096,377 in 2009 and $7,365,745 in 2010. Deferred income taxes relate principally to the use of net operating loss carryforwards; these can differ from computations based upon book losses for the use for tax purposes of accelerated depreciation methods and the difference in the book and tax basis of certain stock based compensation.

The provision for income taxes from continuing operations differs from taxes that would result from applying Federal statutory rates because of the following:

		Year ended June 30,
	2010		2009
	Amount	Percent	Amount	Percent
Taxes at Federal Statutory Rate	$(2,504,470)	(34.0)%	$(5,280,090)	(34.0)%
State Taxes Net of Federal Tax	(407,285)	(5.60)%	(871,215)	(5.61)%
Benefit Utilization of NOL			-	-
Tax Credits			-	-
Valuation Allowance	2,911,715	20.2%	3,142,150	20.2%
Other-non deductible stock based compensation-restricted shares and unexercised options	-	-	3,009,155	19.4%
	$-	-	$-	-

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

11. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company has a lease obligation for the rental of office space in Little Falls New Jersey until May 1, 2011. The annual obligation under such lease requires rent of $2,271 per month ($27,252 annually) for the year beginning June 1, 2010 and ending May 1, 2011.

mPhase has entered into various agreements with Georgia Tech Research ("GTRC") and its affiliate, Georgia Tech Applied Research Corporation ("GTARC"), pursuant to which the Company receives technical assistance in developing the commercialization of its Digital Video and Data Delivery System. The amount incurred by the Company for GTRC technical assistance with respect to its research and development activities during the years ended 2008, 2009 and 2010 totaled $0, $0 and $0 respectively, and $13,539,952 from the period from inception through June 30, 2010.

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

The table below presents a reconciliation for liabilities measured at fair value on a recurring basis at June 30, 2010 and 2009:

	Fair Value Measurements Using
	Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	June 30, 2009	June 30, 2010
Balance at July 1, 2009 and 2008	$1,183,451	$2,380,816
Increase (Decrease) in Derivative and associated liabilities	(249,058)	356,566
Debt discounts	1,446,423	3,228,767
Balance at June 30, 2010 and 2009	$2,380,816	$5,966,149

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

13. SUBSEQUENT EVENTS

On September 24, 2010 the Company received a notice of an alleged Event of Default from La Jolla Cove Capital with respect to its Convertible Debenture issued in September of 2008. The Company has disputed the alleged Event of Default and believes it is in compliance with all material terms of the Convertible Debenture instrument. In addition the Company believes that it has significant affirmative defenses as well as significant legal remedies against La Jolla Cove Capital in connection with such alleged Event of Default. The Company is unable to predict at this time whether this matter will result in litigation.

Subsequent to June 30, 2010 holders of Convertible Notes issued by the Company converted principal plus accrued interest of $615,713 into 69,786,253 shares of its common stock. Additionally the Company received $375,000 in cash proceeds from the collection of secured note receivables form the holders of the Convertible Notes.

SCHEDULE II

ITEM 14B. VALUATION AND QUALIFYING ACCOUNTS

No material accounts exists.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.
Dated: October 13, 2010	By:	/s/ RONALD A. DURANDO
Ronald A. Durando
President, CEO

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Ronald A. Durando, Chief Executive Officer, Director	October 13, 2010
Gustave T. Dotoli, Chief Operating Officer, Director	October 13, 2010
Martin S. Smiley, Executive Vice President, Chief Financial Officer and General Counsel	October 13, 2010

Anthony Guerino, Director	October 13, 2010
Abraham Biderman, Director	October 13, 2010
Victor Lawrence, Director	October 13,2010