Form 10-K/A
period 2010-06-30
MPHASE TECHNOLOGIES INC
filed 2010-10-22
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendement No. 1)

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

Documents Incorporated by Reference

None

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2010

Explanatory Note

This Form 10-K/A (Amendment No.1) is being filed for the purpose of editing Selected Consolidated Financial Information and Quarterly Operations Data to correspond with the Continuing and Discontinued format of the current year financial statements, such information begins on page 45.

In addition, the Company is also concurrently filing certain additional improvements and clerical edits to its disclosure in this amendment No. 1 to Form 10K/A for the fiscal year ended June 30, 2010 in the Management’s Discussion and Analysis section which begins on page 52 and the Consolidated Financial Statements and corresponding Footnotes to the Consolidated Financial Statements which begin on page 72.

This form 10-K/A (Amendment No.1) has not been updated for any events or subsequent information other than the matters discussed above.

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
						October 2,
						1996 to
	2006	2007	2008	2009	2010	June 30, 2010
Total revenues	$0	$44	$108	$187	3544	$694
Cost of sales	0		$0	0	66	$65
Research and development	2,680	2,505	988	1,256	2,203	$11,632
General and administrative	3,079	3,402	4,021	9,554	1,845	$25,407
Depreciation and amortization	79	94	145	34	25	$563

Operating loss	(6,468)	(5,957)	(5,046)	(10,637)	(3,785)	$(36,973)
Other income (expense), net	(5,182)	(1,726)	2,379	(3,118)	(118)	$(9,910)
Interest income (expense)	(35)	(18)	(215)	(1,321)	(3,463)	$(2,486)
Discontinued Operations	(12,766)	(9,151)	(501)			(144,788)
Net Loss	$(24,451)	$(16,852)	$(3,383)	$(15,096)	$(7,366)	$(194,157)
Basic and diluted net loss per share - continuing	$(0.0.5)	$(0.02)	$(0.01)	$(0.03	$(.01)
Basic and diluted net loss per share- discontinued	$(0.0.5)	$(0.02)	$0.00	$0.00	$0.00
Shares used in basic and diluted net loss per share	199,610,372	310,395,562	405,032,339	592,455,950	1,041,685,519

BALANCE SHEET DATA
in $000's

	2006	2007	2008	2009	2010
Cash and cash equivalents	$1,360	$23	$16	$100	$228
Working capital (deficit)	$(1,093)	$(3,088)	$(3,853)	$(3,991)	$201
Total assets	$2,182	$1,808	$2,351	$3,489	$5,844
Long-term obligations, net of current portion	$0	$0	$1,595	$4,433	$28
Total stockholders' (deficit)	$(606)	$(2,754)	$(3,238)	$(5,234)	$(7,884)

Selected Quarterly Financial Information

The statement of operations data as of the quarterly periods indicated below are derived from unaudited financial statements on Form 10Q filings, and include all adjustments (consisting of normal recurring items) that management considers necessary for a fair presentation of the financial statements.

FISCAL 2010 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS	September 30,	December 31,	March 31,	June 30,
DATA:
	(in thousands, except share amounts)
Total revenues	$52	$34	$142	$126
Costs and Expenses:
Cost of sales	0	0	2	63
Research and development	515	579	712	397
General and administrative	421	489	453	482
Depreciation and amortization	5	7	7	7
Operating loss	(889)	(1041)	(1032)	(823)
Interest expense, Net	(681)	(42)	(33)	(31)
Other Income (expense)	1173	(2417)	1959	(3508)
Discontinued operations	0	0	0	0
Net ( Loss) Income	$(397)	$(3,500)	$894	$(4,362)

Basic net (loss) gain per share-
Continuing operations	$(0.01)	$(0.01)	$0.00	$(0.01)
Discontinued operations	$-	$-	$-	$-
Diluted net (loss) gain per share-
Continuing operations	$(0.01)	$(0.01)	$0.00	$(0.01)
Discontinued operations	$-	$-	$-	$-
Shares used in basic net loss per share	934,821,600	934,821,600	1,057,751,508	1,084,251,619
Shares used in diluted net loss per share	934,821,600	934,821,600	1,534,563,992	1,084,251,619

Includes certain reclassification from previous reported amounts

FISCAL 2009 QUARTERLY	Three Months Ended

STATEMENT OF OPERATIONS DATA:	September 30,	31-Dec	March 31,	June 30,

	(in thousands, except share amounts)
Total revenues	$6	$45	$44	$92
Costs and Expenses:
Cost of sales	-	-	-	-
Research and development	388	216	265	386
General and administrative	6,239	499	430	2,387
Depreciation and amortization	13	13	4	4
Operating loss	(6,634)	(683)	(655)	(2,685)
Interest expense, Net	(39)	(61)	(74)	(1,146)
Other Income (expense)	355	(1,845)	73	(1,702)
Discontinued Operations	-	-	-	-
Net Loss	$(6,318)	$(2,589)	$(656)	$(5,533)

Basic and diluted net (loss) gain per share-
Continuing Operations	$(0.01)	$(0.01)	$-	$(0.01)
Discontinued Operations	$-	$-	$-	$-

Shares used in basic and diluted net loss per share	452,895,360	452,895,360	671,278,600	786,484,581

FISCAL 2008 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS DATA:	September 30,	December 31,	March 31,	June 30,
				(As Restated)
	(in thousands, except share amounts)
Total revenues	$35	$61	$1	$10
Costs and Expenses:
Cost of sales	0	1	0	0
Research and development	560	285	277	(134)
General and administrative	1,497	985	576	974
Depreciation and amortization	34	81	21	9
Operating loss	(2,056)	(1,291)	(873)	(833)
Interest expense, Net	(12)	(38)	(145)	(20

Other Income (expense)	(718)	1,436	(2,487)	3,653
Discontinued Operations	-	-	-	(5)
Net (Loss) Income	$(2,786)	$107	$(3,505)	$2,801
Basic and diluted net (loss) gain per share
Continuing operations	$(0.01)	$0	$(0.01)	$0
Discontinued operations	$-	$-	$-	$-

Shares used in basic and diluted net loss per share	389,791,154	392,557,583	397,367,531	418,881,266
Includes certain reclassification from previous reported amounts

FISCAL 2007 QUARTERLY	Three months ended
STATEMENT OF OPERATIONS	30-Sep	31-Dec	31-Mar	30-Jun

	(in thousands, except share amounts)
Total revenues	$30	$4	$4	$5
Costs and Expenses:
Cost of sales	0	0	0	0
Research and development	776	672	488	557
General and administrative	765	548	642	1,432
Depreciation and amortization	22	22	23	28
Operating loss	(1,534)	(1,238)	(1,148)	$(1,238)
Interest expense, Net	(4)	(8)	1	$(7)
Other Income (expense)	187	(1,505)	(175)	(2,035)
Discontinued Operations	(2,607)	(1,088)	(1,942)	(2,511)
Net Loss	$(3,958)	$(3,839)	$(3,264)	$(5,791)
Basic and diluted net loss per share
Continuing operations	$-	$(0.01)	$-	$(0.01)
Discontinued operations	$(0.01)	$-	$(0.01)	$(0.01)
Shares used in basic and diluted net	282,306,237	300,483,022	327,195,047	363,823,271

FISCAL 2006 QUARTERLY	Three months ended
STATEMENT OF OPERATIONS
DATA:	30-Sep	31-Dec	March 31,	June 30,

	(in thousands, except share amounts)
Total revenues	$-	$0	$0	$0
Cost of Sales	-	0	0	0
Research and development	621	654	767	639
General and administrative	364	697	1,608	1,040
Depreciation and amortization	20	20	17	22
Operating loss	(1,005)	(1,371)	(2,392)	(1,701)
Interest expense, Net	(14)	(6)	(5)	(10)
OTHER income (EXPENSE) NET	(12)	(4,270)	(498	(402)
Discontinued Operations	(1,924)	(2,667)	(4,715)	(3,459)
Net loss	$(2,955)	$(8,314)	$(7,610)	$(5,572)

Basic and diluted net loss per share
Continuing operations	$(0.01)	$(0.03)	$(0.01)	$(0.01)
Discontinued operations	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Shares used in basic and diluted net loss per share(1)	152,291,645	174,998,048	262,539,165	270,387,574

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

TWELVE MONTHS ENDED JUNE 30, 2010 VS. JUNE 30, 2009

Revenues. Total revenues for the year ended June 30, 2010 increased from $186,579 in 2009 to $ 354,157 in 2010. The revenue for the fiscal year was derived primarily from payments received by the Company under the Phase II STTR grant from the United States Army.

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

General and Administrative Expenses. Selling, general and administrative expenses were $1,884,776 for the year ended June 30, 2010, down from $9,554,190 for the comparable period in 2009, a decrease of $7,709,444. During fiscal year ended June 30, 2010, the Company incurred non-cash charges amounting to $34,313 for stock based compensation awarded to officers, employees and consultants. During fiscal year ended June 30, 2009, such charges amounted to $7,596,963, a decrease of $7,562,650 in fiscal year ended June 30, 2010. This savings was augmented by the reduction of salaries of employees in fiscal year ended June 30, 2010 resulting in lower payroll of approximately $149,259 as compared to a payroll of $229,963 for fiscal year ended June 30, 2009. Expenses were reduced across the board, including a reduction in legal expense of $23,901 and rent expense of $142,422.

Other Income and Expense. The current FYE 2010 reflects non-cash charges of $35,530 for reparations, and net settlement income of $203,940. During the prior FYE 2009, reparation expense amounted to $432,172 and settlement income was $193,265. In addition during FYE 2010, the Company realized a non-cash net loss of approximately $2,961,939 compared to a non-cash net loss of $2,766,544 in FYE 2009 resulting from the issuance and the changes in the derivative liability values relative to convertible debt. The current FYE 2010 includes a gain resulting from the change in derivative value of $356,566 offset in part by amortization of debt discount, stock issuance costs and other charges amounting to $3,318,505. This compares to a gain resulting from the change in derivative value of $3,014,927 offset in part by amortization of debt discount, stock issuance cost and other charges amounting to $184,242 in FYE 2009.

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

General and Administrative Expenses. Selling, general and administrative expenses were $9,554,190 for the year ended June 30, 2009 up from $4,031,618 for the comparable period in 2008, an increase of $5,522,572. During fiscal year ended June 30, 2009, the Company incurred non-cash charges amounting to $7,596,963 for stock based compensation awarded to officers, employees and consultants. During fiscal year ended June 30, 2008, such charges amounted to $185,874, an increase of $7,411,089 in fiscal year ended June 30, 2009. This was partially offset by the reduction of salaries of employees in September of 2008 resulting in lower payroll of approximately $229,963 as compared to a reduction of $600,000 for fiscal year ended June 30, 2008. Expenses were reduced across the board, including a reduction in legal expense of $99,980, marketing related expenses of $30,770 and rent expense of $102,049.

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

OPTIONS, WARRANTS AND OTHER CONVERTIBLE EQUITY INSTRUMENTS

STOCK BASED COMPENSATION

On July 1, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement "Accounting for Stock Based Compensation". The currently promulgated standards require companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The fair value of options granted in fiscal year ended June 30, 2009 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, an average life of 5 years, annual volatility of 80.3% and a risk-free interest rate 3.0% .

MATERIAL EQUITY INSTRUMENTS

The Company has material equity instruments including convertible debentures and convertible notes that are accounted for as derivative liabilities (SEE BELOW) and options and warrants that are evaluated quarterly for potential reclassification as liabilities pursuant to FASB codification topic 815 previously known as EITF 00-19 (SEE ALSO NOTE 8 "Stockholders Equity" under the caption "Other Equity"). The Company utilized a sequencing method prescribed by EITF 00-19, based upon applying shares available to contracts with the earliest inception date first. During the fiscal year ended June 30, 2008, the Company reclassified contracts for warrants to purchase 12,604,168 shares at fixed prices ranging from $.13 to $.15 per share to liabilities.

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

		2008	2009	2010
Janifast:
Number of shares
Number of warrants
Amount converted to equity	$
Microphase Corporation:
Number of shares				26,666,667
Number of warrants
Amount converted to equity	$			200,000
Strategic Vendor Conversions:
Number of shares
Number of warrants
Amount converted to equity	$
Officers
Number of shares
Number of warrants (A)
Amount converted to equity	$
Total Related Party Conversions
Number of shares		NONE	NONE	26,666,667
Number of warrants		NONE	NONE
Amount converted to equity	$	NONE	NONE	$200,000

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

As noted above, through June 30, 2010, the Company incurred development stage losses totaling approximately $194,157,564 and at June 30, 2010 had working capital of $200,527. Funding in our traditional capital markets was difficult during FYE 2010. Management of the Company desired to avoid unnecessary dilution by issuing large amounts of equity at depressed prices to raise larger sums of cash. The Company was able to enter into Convertible Debt arrangements with independent investors to provide liquidity and capital resources during the year. The convertible debenture equity line of credit with JMJ Financial in particular should provide the Company with approximately $300,000 per month through August of 2011. These arrangements will likely provide much of the working capital anticipated to be needed during the next fiscal year. The Company has also significantly reduced employee compensation, in many instances by as much as 20%, effective July 2010. In addition and from time to time the Company has raised necessary working capital via bridge loans from officers (see notes payable to officers). The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to (1) satisfy its current obligations, (2) continue its research and development efforts, (3) continue its efforts to commercialize and sell and receive military grants for its SmartBattery, and (4) commercialize and sell its emergency flashlight.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Board of Directors of the Company regularly reviews the selection of the Company’s independent registered public accounting firm.

Engagement of Demetrius & Company as the Company’s Independent Registered Public Accounting Firm

On July 22, 2010, the Board of Directors appointed Demetrius & Company, LLC. ("Demetrius") as mPhase Technologies, Inc.’s independent auditors for the 2010 fiscal year, replacing Rosenberg Rich Baker Berman & Company ("Rosenberg").

On July 22, 2010, the Company dismissed Rosenberg as the Company’s independent auditor effective July 22, 2010. The report of Rosenberg on the Company’s consolidated financial statements for the years ended June 30, 2009 and 2008 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that such reports on our financial statements contained an explanatory paragraph with respect to uncertainty as to the Company’s ability to continue as a going concern.

For the years ended June 30, 2009 and 2008, and through the date of this Form 8-K, there have been no disagreements with Rosenberg on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Rosenberg’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports. For the years ended June 30, 2009 and 2008, and through the date of this Form 8-K, there were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K.

The Company has provided Rosenberg with the disclosures it is making herein no later than the day that the disclosures are filed with the Commission. The Company requested Rosenberg to furnish it a letter addressed to the Commission stating whether it agrees with the above statements and, if not, stating the respects in which it does not agree. The letter from Rosenberg indicated there were no disagreements with the Company and is set forth as an Exhibit to the Company’s form 8K filed July 23, 2010.

During the years ended June 30, 2009 and 2008, and through July 22, 2010 (the date Demetrius was appointed), the Company did not consult Demetrius with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s Consolidated Financial Statements, or any other matters or reportable events as defined in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Assessment of Internal Controls

Evaluation of Disclosure Controls and Procedures

The Company has implemented disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2010, the management of the Company carried out an assessment, under the supervision of and with the participation of the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our evaluation concluded that the company had no material weakness which would result in the reasonable possibility of a material misstatement described above.

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

Changes in Internal Control over Financial Reporting

The Company has made steps toward the remediating the internal control condition identified in the fiscal year June 30, 2009, described above. The Company has obtained, on a fee basis, an outside consultant to act as an accounting manager to assist the Company with the accounting of convertible debentures and derivatives and the consultant was utilized during all four quarters of the fiscal year ended June 30, 2010.. However, mPhase Technologies is a small company with a total staff of approximately 9 employees and consultants. This size limits, and may continue to limit, the Company’s ability to provide for adequate backup of financial personnel. Accordingly, efforts individually and in the aggregate may be insufficient to fully eliminate the condition that could adversely affect the organization’s ability to record, summarize and report financial data consistent with the assertions of management in the financial statements.

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

SUMMARY EXECUTIVE COMPENSATION

NAME &								NON-
PRINCIPAL				STOCK		OPTION		EQUITY	PENSION
POSITION	YEAR	SALARY	BONUS	AWARDS		AWARDS		INCENTIVE	VALUE	OTHER		TOTAL
Ronald
Durando	2010	$200,000	$0	$0		$0		N/A	N/A	$56,486	(4)	$256,486
President
Chief	2009	$275,718	$0	$1,541,700	(5)	$1,944,912	(6)	N/A	N/A	$61,473	(4)	$3,823,803
Executive	2008	$393,600	$0	$0		0		N/A	N/A	$19,490	(4)	$413,090
Officer	2007	$393,600	$0	$860,000	(5)	$196,000	(6)	N/A	N/A	$7,500	(1)	$1,457,100
Gustave
Dotoli
	2010	$180,000	$0	$0		$0		N/A	N/A	$39,375	(4)	$219,375
Chief
Operating	2009	$229,000	$0	$913,600	(5)	$1,166,947	(6)	N/A	N/A	$62,514	(4)	$2,372,061
Officer	2008	$282,000	$0	$0		$0		N/A	N/A	$4,156	(4)	$286,156
	2007	$282,000	$0	$450,000	(5)	$126,000	(6)	N/A	N/A	$7,538	(2)	$865,538
Martin
Smiley	2010	$175,000	$0	$0		$0		N/A	N/A	$24,536	(4)	$24,536
Executive
Vice
President
CFO and	2009	$182,292	$0	$571,000	(5)	$700,168	(6)	N/A	N/A	$21,048	(4)	$1,474,508
General	2008	$200,000	$0	$0		0		N/A	N/A	$18,752	(4)	$218,752
Counsel	2007	$200,000	$0	$262,500	(5)	$56,000	(6)	N/A	N/A	$8,550	(3)	$527,050
Footnotes
(1) Consists of directors fees of $7,500 in 2007.
(2) Consists of directors fees of $7,500 in 2007 plus interest of $38 in 2007 on loan to the Company.
(3) Consists of directors fees of $3,750 plus $4,800 interest on loans to the Company.
(4) Interest on loans to the Company.
(5) Share grants are valued at the share price on the date the grant was authorized by the board of directors. The shares under the 2009 grant to officers are restricted from resale through August, 2010.
(6) The fair value of options granted in fiscal years ended June 30, 2007 and 2009 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, an average life of 5 years, annual volatility of 71% and 80.3% and a risk-free interest rate of 2.25% and 3.0% in the years 2007 and 2009 respectively.

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

(5) Messrs. Ergul and Durando and certain members of their families exercise shared majority voting power for Microphase Corporation through their indirect ownership interests in Microphase Holding Company, LLC which owns 88.4% of Microphase common stock. The holding company is owned 43.9% by the Ergul Family Limited Partnership, which is wholly owned by Mr. Ergul, his wife and daughters, and 50% by Edson Realty Inc. which is 83% owned by Mr. Durando, 12% by Mr. Ergul and 5% by three unrelated shareholders. Mr. Durando and his wife own an additional 1.6% of Microphase common stock in their individual names.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Material Related Party Transactions

The Company has material related party transactions. The Company incurs costs for engineering, design and production of prototypes and certain administrative functions from Microphase Corporation. Prior to March, 2008, it had purchased finished goods, primarily consisting of DSL splitter shelves and filters, from Janifast Limited. The Company also incurred costs in the past for obtaining transmission rights for a product it had planned to developwithin its incorporated joint venture, mPhase Television. Net, in which the Company owned a 56.5% interest. This line of business has been discontinued.

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

Management believes the amounts charged to the Company by Microphase, Janifast Ltd., mPhase Television. Net and Hart Telephone are commensurate with amounts that would be incurred if outside parties were used. The Company believes Microphase Corporation has the ability to fulfill its obligations to the Company without further support from the Company.

Transactions with Officers, Directors and their Affiliates

Directors that were significant shareholders of Janifast Limited prior to its ceasing operations in March of 2009 included Messrs. Durando and Dotoli.

The Following Summarizes Compensation to Related Parties for the Fiscal Year Ended June 30, 2010

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$200,000	$180,000	$175,000			$555,000
Interest	$56,483	$39,375	$24,356			$120,214
Rent					$36,000	$36,000
G&A		***			$9,936	$9,936
R&D					$337,500	$337,500
Finders Fees				$25,000		$25,000
Stock based compensation (shares issued)*						$0
Stock based compensation (options issued)**						$0
Total compensation	$256,483	$219,375	$199,356	$25,000	$382,896	$1,083,650

The Following Summarizes Compensation to Related Parties for the Fiscal Year Ended June 30, 2009

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$275,718	229,000	182,292			$687,010
Interest	$61,473	62,514	21,048			$145,035
Rent					36,000	$36,000
G&A					16,773	$16,773
R&D					150,000	$150,000
Finders Fees				80,000		$80,000
Stock based compensation (shares issued)*	$1,541,700	913,600	571,000	228,400		$3,254,700
Stock based compensation (options issued)**	$1,944,912	1,166,947	700,168	77,796		$3,889,823
Total Compensation	$3,823,803	$2,372,061	$1,474,508	$386,196	$ 202,773	$8,259,341
Common stock issued*	27,000,000	16,000,000	10,000,000	4,000,000		57,000,000
Options issued (5 years @ 5 cents)**	50,000,000	30,000,000	18,000,000	2,000,000		100,000,000

(*) Share grants are valued at the share price on the date the grant was authorized by the board of directors. The shares under the 2009 grant to officers are restricted from resale through August, 2010.

(**) The fair value of options granted in fiscal years ended June 30, 2009 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, an average life of 5 years, annual volatility of 80.3% and a risk-free interest rate of 3.0% .

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

Mr. Durando, President and CEO of mPhase, owns a controlling interest and is a director and President of Janifast Limited. Mr. Durando and Mr. Dotoli are officers of Microphase Corporation. Mr. Dotoli was also a shareholder of Janifast Limited prior to its discontinuing operations in March of 2009. Mr. Ergul owns a controlling interest and is a director of Microphase Corporation and is a director and shareholder of Janifast Limited. Microphase Corporation is a significant shareholder of the Company. Janifast Limited had been a significant shareholder of the Company until September 17, 2009, when it transferred to Mr. Durando 11,735,584 shares, representing all the shares of the Company held by Janifast, in partial consideration of the cancellation of loan obligations to Mr. Durando in connection with the plan of its liquidation.

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

Reparation Shares issued to related parties

During the fiscal year ended June 30, 2006, the Company issued 3,931,382 shares valued at $728,434 and 4,504,542 shares valued at $834,633 for reparation of investments of $200,000 for 1,000,000 shares and $250,000 for 1,250,000 shares made during fiscal year ended June 30, 2005 by Janifast and Microphase, respectively, concurrently on the same terms reparations were issued to other investors of the same private placements.

During the fiscal year ended June 30, 2007, Janifast was issued 769,231 shares valued at $138,462 for reparation of an investment of $171,000 for 950,000 shares issued for an investment made in fiscal year ended June 30, 2006, concurrently on the same terms reparations were issued to other investors of the same private placement.

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

Mr. Durando, President and CEO of mPhase, owns a controlling interest and is a director and President of Janifast Limited. Mr. Durando and Mr. Dotoli are officers of Microphase Corporation. Mr. Dotoli was also a shareholder of Janifast Limited prior to its discontinuing operations in March of 2009. Mr. Ergul owns a controlling interest and is a director of Microphase Corporation and is a director and shareholder of Janifast Limited. Microphase Corporation is a significant shareholder of the Company. Janifast Limited had been a significant shareholder of the Company until September 17, 2009, when it transferred to Mr. Durando 11,735,584 shares, representing all the shares of the Company held by Janifast, in partial consideration of the cancellation of loan obligations to Mr. Durando in connection with the plan of its liquidation.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The audit fees paid to our former accounting firm of Rosenberg Rich Baker Berman & Company and our current accountants Demetrius & Company for the fiscal years ended June 30, 2009 and June 30, 2010 were $48,200 and $35,000, respectively.

Audit Related Fees

The fees of our former accounting firm for providing audit-related services such as reviewing our quarterly reports on Form 10Q for the fiscal years ended June 30, 2009 and June 30,2010 were approximately $19,500 each year.

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

	June 30,	June 30,
	2009	2010

ASSETS
CURRENT ASSETS
Cash	$100,138	$228,437
Accounts receivable	46,065	122,478
Inventory		98,807
Prepaid and other current assets	153,636	208,707
Current Portion, Note receivable		2,700,000

TOTAL CURRENT ASSETS	$299,839	$3,358,429

Property and equipment, net	39,648	62,311
Notes receivable, net of contra reserve for utilization of corresponding
Convertible Debenture agreement with La Jolla of $0, and $600,000	3,150,000	2,464,000

TOTAL ASSETS	$3,489,487	$5,844,740

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$809,410	$539,444
Accrued expenses	425,062	540,203
Due to related parties	236,328	19,214
Notes payable, related parties	1,465,992	870,817
Short term notes	65,000	65,000
Accounts Payable and Accrued Expenses-Discontinued Activities	1,112,872	1,112,872
Capital Call Notes-Discontined Activities (Former GRANITA Employees - See Note 1)	175,820	0
Current Portion, Long term debt	-	10,352

TOTAL CURRENT LIABILITIES	$4,290,484	$3,157,902

Long term portion Equipment loan	-	27,703

OTHER OBLIGATIONS CONVERTIBLE TO EQUITY- (Note 8 )
Convertible debt derivative liability	2,380,816	5,966,149
Convertible debentures net of discount of $1,385,395and $2,628,740 on
June 30, 2009 and 2010 respectively	2,052,355	4,577,710

COMMITMENTS AND CONTINGENCIES -(Note 11)

STOCKHOLDERS' DEFICIT
Common stock, par value $.01, 2,000,000,000 shares authorized
870,419,882 and 1,163,751,952 shares issued and outstanding at June 30,
2009 and 2010 respectively	8,704,197	11,637,519
Additional paid in capital	172,861,427	174,683,294
Deficit accumulated during development stage	(186,791,819)	(194,157,564)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	$(5,234,168)	$(7,844,724)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,489,487	$5,884,740

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC. (A Development Stage Company) Consolidated Statements of Operations

			Date of
	For the FYE June 30,		Inception to
			June 30,
	2009	2010	2010
REVENUES	$186,579	$354,157	$694,429

COSTS AND EXPENSES

Cost of Sales	-	65,704	65,704
Research and Development (including non-cash stock related charges of $93,600, $0 and $205,733 for 2009 & 2010 and inception to date respectively)	1,255,665	2,203,383	11,632,145
General and Administrative (including non-cash stock related charges of $7,503,367, $34,313 and $12,691,409 for FYE 2009 & 2010 and inception to date respectively)	9,554,190	1,844,776	25,406,874
Depreciation and Amortization	33,976	25,704	562,839

TOTAL COSTS AND EXPENSES	10,843,831	4,139,567	37,667,562

OPERATING LOSS	$(10,657,252)	$(3,785,410)	$(36,973,133)

OTHER INCOME (EXPENSE)
Interest (Expense)	(1,320,511)	(786,805)	(2,486,250)
Net Reparation, Impairment and Other Income (Expense)	(352,060)	168,409	(6,593,027)
Net Charges related to Convertible Debt	(2,766,554)	(2,961,939)	(3,316,845)

TOTAL OTHER INCOME (EXPENSE)	$(4,439,125)	(3,580,335)	$(12,396,122)

Loss From Continuing Operations, before Income Taxes	$(15,096,377)	$(7,365,745)	$(49,369,255)
Income (Loss) From Discontinued Operations,
Net of Income Taxes of $0 in 2009 and 2010, offset by benefit from tax loss carryforwards of $0 in 2009 and 2010 (including non-cash stock related charges of $0, $0 and $ 57,515,718 for FYE 2009 & 2010 and inception to date respectively)	-	-	(144,788,309)
Income Taxes	-	-	-
Net Loss	$(15,096,377)	$(7,365,745)	$(194,157,564)
Net loss per share from:
Continuing Operations	$(0.03)	$(0.01)
Discontinued Operations	$-	$-
Weighted Average Number of Shares Outstanding;
Basic and Diluted	592,455,950	1,041,685,519

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

mPHASE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFECIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND EACH OF THE THIRTEEN YEARS IN THE PERIOD ENDED JUNE 30, 2010

	Common Stock					Total
		$.01 Par	Treasury	Additional Paid in	Accumulated	Shareholders
	Shares	Value	Stock	Capital	Deficit	(Deficit)

Balance June 30, 2009	870,419,882	$8,704,197	$(7,973)	$172,861,427	$(186,791,819)	$(5,234,168)

Conversions of Convertible
Debentures plus accrued interest	232,723,73	2,327,23	-	1,088,012	-
	6	8				3,415,250
Conversions of Accounts Payable	26,666,667	266,667	-	(66,667	-	200,000
Issuance of common stock in private placements net of offering cost ($25,000)	30,666,667	306,667	-	(81,667	-	225,000
Issuance of Common Stock for Services	1,575,000	15,750		18,563		34,313
Issuance of Common Stock for Reparations	1,700,000	17,000		18,530		35,530
Beneficial Conversion feature of Officers' Notes Payable and conversion of accounts payable	-	-	-	669,276	-	669,276
Cancellation of Capital Notes in Subsidiary issued in connection with equity				175,820		175,820
Net Loss for the Year Ended June 30, 2010	-	-	-	-	(7,365,745	(7,365,745)
Balance June 30, 2010	1,163,751,952	$11,637,519	$(7,973)	$174,683,294	$(194,157,564)	$(7,844,724)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC. (A Development Stage Company) Consolidated Statements of Cash Flows
			2-Oct-96
			(Date of
	Fiscal Year Ended		Inception)
	June 30,	June 30,	To June 30,
	2009	2010	2010
Cash Flow From Operating Activities:
Net Loss From Continuing Operations	$(15,096,377)	$(7,365,745)	$(49,369,255)
Net Loss From Discontinued Operations	$0	$0	$(144,788,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117,943	37,356	7,437,656
(Gain) loss on debt extinguishments	(165,154)	(147,238)	(1,084,608)
Non-cash charges relating to issuance of common stock, common stock options and warrants	7,596,963	34,313	70,251,744
Reparation charges	432,172	35,530	8,264,264
Derivative Value and Debt Discount charges	2,766,554	2,961,939	3,966,996
Write off of Granita Inventory/ Sovereign Investment	110,000		615,910
Other non cash charges including amortization of deferred compensation and beneficial conversion interest expense	1,028,560	669,276	2,712,901
Changes in assets and liabilities:
Accounts receivable	(42,065)	(76,413)	305,398
Inventories		(98,807)	(609,278)
Prepaid expenses and Other current assets	(31,754)	(55,071)	(127,646)
Other			906,535
Accounts payable, Accrued expenses, Deferred revenue	275,321	256,441	8,566,324
Due to/from related parties
Microphase / Janifast//Lintel	131,824	(17,114)	5,492,773
Officers and Other	276,104	-	1,711,357
Net cash used in operating activities	$(2,599,909)	$(3,765,533)	$(85,747,238)

Cash Flow from Investing Activities:
Payments related to patents and licensing rights	-	-	(450,780)
Purchase of fixed assets	(8,173)	(15,000)	(3,302,560)
Investment in Sovereign	-	-	(110,000)
Net Cash (used) in investing activities	$(8,173)	$(15,000)	$(3,863,340)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock, exercises warrants and finders fees, net	720,000	225,000	82,923,879
Payments of short term notes		(6,993)	(1,288,545)
Advances from Microphase			347,840
Issuance of Convertible Debentures	112,500	500,000	766,500
Net Proceeds (Repayment) from notes payable related parties	60,187	(595,175)	(360,659)
Proceeds from the collection of Notes Receivable under securities purchase agreements	1,800,000	3,786,000	6,936,000
Sale of minority interest in Granita subsidiary			514,000
Net cash provided by financing activities	$2,692,687	3,908,832	89,839,015

Net increase (decrease) in cash	$84,605	$128,299	$228,437
CASH AND CASH EQUIVALENTS, beginning of period	$15,533	$100,138	$0

CASH AND CASH EQUIVALENTS, end of period	$100,138	$228,437	$228,437

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

(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

2. LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

Through June 30, 2010, the Company incurred development stage losses totaling approximately $194,157,564 and at June 30, 2010 had working capital of $200,527. Funding in our traditional capital markets was difficult during FYE 2009.and 2010.

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

NEW ACCOUNTING PRONOUNCEMENTS- In June 2008, the Financial Accounting Standards Board (FASB) ratified the final consensuses for ASC 815-40-5 "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock" ("ASC 815-40-5"). ASC 815-40-5 became effective for fiscal years beginning after December 15, 2008. The adoption of ASC 915-40-50 did not have a material effect on the Company's results of operations or financial condition. Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105-10, Generally Accepted Accounting Principles – Overall ("ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards.

All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative . The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective January 1, 2009, the Company adopted FASB ASC Topic 805, Business Combinations ("ASC 805"). ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. ASC 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 also provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. The adoption of ASC 805 did not have an impact on the Company's results of operations or financial condition.

In April 2009, the FASB issued updated guidance related to business combinations, which is included in the Codification in ASC 805-20, Business Combinations – Identifiable Assets, Liabilities and Any Noncontrolling Interest ("ASC 805-20"). ASC 805-20 amends and clarifies ASC 805 to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. ASC 805-20 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe ASC 805-20 will have a material impact on the Company’s future financial statements.

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures –Overall ("ASC 820-10") with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations . The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and nonfinancial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures –Overall – Transition and Open Effective Date Information ("ASC 820-10-65"). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company’s results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information ("ASC 825-10-65"). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events – Overall ("ASC 855-10"). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855-10 did not have a material impact on the Company’s results of operations or financial condition.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) ("ASU 2009-05"). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition ) ("ASU 2009-13") and ASU 2009-14, Certain Arrangements That Include Software Elements , (amendments to FASB ASC Topic 985, Software ) ("ASU 2009-14"). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s results of operations or financial condition.

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
JUNE 30, 2010

8. STOCKHOLDERS' EQUITY- (continued)

All other debt converted involved long term convertible debentures which are discussed below.:

Long Term Convertible Debentures / Note Receivable / Debt Discount and related Interest

The Company has entered into eleven separate convertible debt arrangements with independent investors.

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

As of June 30, 2009, $1,000,000 was included in notes receivable under this arrangement. During FYE 2010 the Company collected the $1,000,000 note receivable plus $132,000 of accrued interest on this note. The FMV addition to this debt during FYE 2010 was $307,899.

On June 30, 2009 the derivative value of this security was calculated to be $444,552. During the year ended June 30, 2010, amortization of debt discount amounted to $508,821 reducing the debt discount balance also to zero.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

8. STOCKHOLDERS' EQUITY- (continued)

Arrangement #5 (LaJolla Cove Investors, Inc.)

On Sept 11, 2008, the Company received proceeds of $200,000 under a Securities Purchase Agreement. This transaction involves three related agreements: 1) a Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $2,000,000 of funds; 2) a convertible debenture totaling $2,000,000, with an interest rate of 7 1/4% and a maturity date of September 30, 2011; and 3) a secured note receivable in the amount of $1,800,000, with an interest rate of 8 1/4% and maturity dates of September 30, 2011 due from the holders of the convertible debentures. In addition, the holder of the debenture is related to the holder in Arrangement #1. Conversion of outstanding debentures into common shares is similar to the terms of Arrangement #1. As of FYE 2009, $190,000 of debt was converted into 21,714,285 shares of common stock. On June 30, 2009 and June 30, 2010 the note receivable balance was $1,800,000, the note payable was $1,810,000 and the FMV addition $387,228 for which the Company recorded a reserve for utilization against each of $600,000.

As of June 30, 2009 the derivative value of this security was calculated to be $1,080,343. As of June this value was calculated to be 1,114,768. During the year ended June 30, 2010, amortization of debt discount amounted to $291,662 reducing the balance to $282,774

Arrangement #6 (JMJ Financial, Inc.)

On August 19, 2009 the Company issued a 12% convertible note maturing on August 10, 2012 in the principal amount of $1,870,000 to JMJ Financial for a purchase price of $1,700,000. The Company initially received $250,000 in cash as partial payment of the purchase price for the convertible note plus a 13.2% secured promissory note maturing on August 10, 2012 in the amount of $1,450,000. As of June 30, 2010, the Company has received a total of $1,523,500 cash and has issued 109,920,635 shares of common stock to the holder upon conversions. The remaining $570, 900 of cash to be received from the holder plus accrued and unpaid interest is convertible into shares of common stock at the option of the holder. Upon receipt, in full, of cash by the Company equaling the purchase price of the convertible note plus interest or any portion thereof payable through maturity, the holder may convert such portion of the total amount of interest funded that would accrue to maturity into additional shares of common stock . The number of shares into which this convertible note can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trading price during the 20 day trading period prior to conversion. Based upon the price of the Company’s common stock on June 30, 2010 of $.0162 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 46,987,654 shares of common stock.

At the commitment date, the derivative value of the embedded conversion feature of such security was $1,080,395 and the debt discount was valued at $1,250,395. As of June 30, 2010 this value was calculated to be $243,412. During the year ended June 30, 2010, amortization of debt discount amounted to $1,029,314 reducing the balance to $221,081.

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

At the commitment date, the derivative value of the embedded conversion feature of such security was $480,000 and the debt discount was valued at $580,000. As of June 30, 2this value was calculated to be $981,513. During the year ended June 30, 2010, amortization of debt discount amounted to $193,332 reducing the balance to $386,668.

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

At the commitment date, the derivative value of the embedded conversion feature of such security was $536,000 and the debt discount was valued at $636,000. As of June 30, 2010 this value was calculated to be $981,513. During the year ended June 30, 2010, amortization of debt discount amounted to $123,668 reducing the balance to $512,332.

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

At the commitment date, the derivative value of the embedded conversion feature of such security was $542,714 and the debt discount was valued at $642,714. As of June this value was calculated to be $1,226,891. During the year ended June 30, 2010, amortization of debt discount amounted to $124,162 reducing the balance to $518,552.

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

At the commitment date, the derivative value of the embedded conversion feature of such security was $421,891 and the debt discount was valued at $521,891. As of June 30, 2010 this value was calculated to be $981,513. During the year ended June 30, 2010, amortization of debt discount amounted to $43,130 reducing the balance to $478,761.

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

At the time of the transaction (March 5, 2010) the derivative value of this security was calculated to be $193,767 and the debt discount was valued at $243,767. During the year ended June 30, 2010, amortization of debt discount amounted to $16,146 reducing the balance to $227,621.

The following table summarizes notes recievable under convertible debt and debenture agreements as of June 30, 2010:

Amount
Arrangement #5- LaJolla Cove Investors, Inc.	$1,800,000

less: reserve for utilization -LaJolla Cove Investors, Inc	$(600,000)

Arrangement #7- JMJ Financial, Inc	$950,000

Arrangement #8- JMJ Financial, Inc	$914,000

Arrangement #9- JMJ Financial, Inc	$1,100,000

Arrangement #10- JMJ Financial, Inc	$1,000,000

total notes recievable	$5,164,000

less: Current Portion; expected to be drawn fiscal 2011	$(2,700,000)

Notes recievable-Long term portion	$2,464,000

The following table summarizes notes payable under convertible debt and debenture agreements as of June 30, 2010:
Amount
Arrangement #5- LaJolla Cove Investors, Inc.	$1,810,000

less: reserve for utilization -LaJolla Cove Investors, Inc	$(600,000)

Arrangement #6- JMJ Financial, Inc	$346,500

Arrangement #7- JMJ Financial, Inc	$1,200,000

Arrangement #8- JMJ Financial, Inc	$1,200,000

Arrangement #9- JMJ Financial, Inc	$1,500,000

Arrangement #10- JMJ Financial, Inc	$1,200,000

Arrangement #11- J. Fife	$550,000

total notes payable	$7,206,500

less:unamortized debt discount	$(2,628,790)

Notes recievable-Long term portion	$4,577,710

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
JUNE 30, 2010

8. STOCKHOLDERS' EQUITY- (continued)

STOCK INCENTIVE PLANS

A summary of the stock option activity for the years ended June 30, 2009 and 2010 pursuant to the terms of both plans, which include incentive stock options and non-qualified stock options, is set forth on the below:

	Number of	Weighed
	Options	Average
		Exercise
		Price

Outstanding at June 30, 2008	45,978,000	$0.25
Granted	104,675,000	0.05
Exercised	0	0
Cancelled/Expired	(5,360,000)	(0.25)
Outstanding at June 30, 2009	145,293,000	$0.11
Granted	0
Exercised	0
Cancelled/Expired	(7,775,000)	(0.25)
Outstanding at June 30, 2010	137,518,000	$.087

The fair value of options granted in fiscal years ended June 30, 2009 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, an average life of 5 years, annual volatility of 80.3% and a risk-free interest rate of 3.0% in the years 2009 .

The following summarizes information about stock options outstanding at June 30, 2010:

RANGE OF EXERCISE PRICE	NUMBER	WEIGHTED	WEIGHTED	NUMBER	WEIGHTED
	OUTSTANDING	AVERAGE	AVERAGE	EXERCISABLE	AVERAGE
		REMAINING	EXERCISE		EXERCISE
		CONTRACTUAL	PRICE		PRICE
		LIFE
$.00-$.05	104,650	2.8	$.050	104,650	$.05
$.05-$.35	32,858	1.2	$.215	32,858	$.215
Totals	137,518	2.5	$.087	139,518	$.087

During the fiscal year ended June 30, 2010 the Company issued no warrants and warrants for 40,953,943 expired. During the fiscal year ended June 30, 2009 the Company issued no warrants, and warrants covering 5,061,859 shares of common stock expired. As of June 30, 2010 and 2009 warrants covering 146,146,505 and 105,192,562 shares remain outstanding with a weighted average exercise price of $ 0.21 and $0.18 respectively.

mPHASE TECHNOLOGIES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

8. STOCKHOLDERS' EQUITY- (continued)

The following summarizes information about warrants outstanding at June 30, 2010:

RANGE OF EXERCISE PRICE	NUMBER OUTSTANDING	WEIGHTED AVERAGE	WEIGHTED AVERAGE	NUMBER EXERCISABLE	WEIGHTED AVERAGE
		REMAINING	EXERCISE		EXERCISE
		CONTRACTUAL	PRICE		PRICE
		LIFE

$.00-$.15	14,104,168	2.9	$.125	14,104,168.125
$16-$.21	84,341,674.7		$.185	84,342,674.185
$.22-$.36	7,746,660.2		$.252	7,746,660.252
Total	105,192,502			105,192,502.18

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
Janifast:
Number of shares
Number of warrants
Amount converted to equity
Microphase Corporation:
Number of shares		26,666,667
Number of warrants
Amount converted to equity		$200,000
Total Related Party Conversions
Number of shares	NONE	26,666,667
Number of warrants
Amount converted to equity		$200,000

mPHASE TECHNOLOGIES, INC (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010
9. RELATED PARTY TRANSACTIONS - (continued)

The Following Summarizes Compensation to Related Parties for the Fiscal Year Ended June 30, 2010
	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$200,000	$180,000	$175,000			$555,000
Interest	$56,483	$39,375	$24,356			$120,214
Rent					$36,000	$36,000
G&A					$9,936	$9,936
R&D					$337,500	$337,500
Finders Fees				$25,000		$25,000
Stock based compensation (shares issued)*						$0
Stock based compensation (options issued)**						$0
Total compensation	$256,483	$219,375	$199,356	$25,000	$383,436	$1,083,650

The Following Summarizes Compensation to Related Parties for the Fiscal Year Ended June 30, 2009
	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$275,718	229,000	182,292			$687,010
Interest	$61,473	62,514	21,048			$145,035
Rent				36,000		$36,000
G&A				16,773		$16,773
R&D				150,000		$150,000
Finders Fees				80,000		$80,000
Stock based compensation (shares issued)*	$1,541,700	913,600	571,000	228,400		$3,254,700
Stock based compensation (options issued)**	$1,944,912	1,166,947	700,168	77,796		$3,889,823
Total Compensation	$3,823,803	$2,372,061	$1,474,508	$386,196	$202,773	$8,259,341
Common stock issued*	27,000,000	16,000,000	10,000,000		4,000,000	57,000,000
Options issued (5 years @ 5 cents)**	50,000,000	30,000,000	18,000,000		2,000,000	100,000,000

mPHASE TECHNOLOGIES, INC (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010
9. RELATED PARTY TRANSACTIONS - (continued)

Summary of payables to related parties as of June 30, 2010

				Total Notes		Total Amounts
				Payable &		Due to Related
	Durando	Dotoli	Smiley	Accrued Interest	Microphase	Parties
Notes payable	$301,479	$166,306	$119,030	$586,815	$0	$586,815
Due to Officers / Affiliates	$0	$0	$0	$0	$19,214	$19,214
Interest Payable	$117,957	$101,888	$64,157	$284,001	$0	$284,001
Total Payable to related parties as of June 30, 2010	$419,436	$268,194	$183,187	$870,817	$19,214	$890,030

Summary of payables to related parties as of June 30, 2009

				Total Notes		Total Amounts
				Payable &		Due to Related
	Durando	Dotoli	Smiley	Accrued Interest	Microphase	Parties
Notes payable	$617,420	$450,756	$264,224	$1,332,400	$0	$1,332,400
Due to Officers / Affiliates	$0	$5,550	$0	$5.550	$230,778	$236,328
Interest Payable	$61,473	$62,514	$9,605	$133,592	$0	$133,592
Total Payable to related parties as of June 30, 2009	$678,893	$518,820	$273,829	$1,471,542	$230,778	$1,702,320

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 10 - INCOME TAXES

The accompanying consolidated balance sheet includes the following components of deferred taxes under the liability method:

		2009	2010
Deferred Tax Liabilities
Property and equipment		-	-
Accrued expenses		-	-
Deferred Tax Assets
Net operating loss carryforward		$38,223,650	$40,728,080
Accrued expenses		-	-
		38,223,650	40,728,080
Net Deferred Tax Asset		38,223,650	40,728,080
Valuation allowance		(38,223,650)	(40,787,080)
	$		$-

At June 30, 2010, the Company has federal net operating loss carryforwards of approximately $105.8 million and $100.8 million to offset future federal and state income taxes respectively, which expire at various times from 2016 through 2030. The federal net operating loss carryforwards may be subject to the separate return loss limitation rules and IRC section 382 limitations due to changes in ownership. The Company has assessed the evidence of its forecasted future operations against the potential likelihood of the realization of the deferred tax assets to make the determination that the Company will not utilize these carryforwards and has recorded a valuation allowance against the net deferred tax asset.

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

mPHASE TECHNOLOGIES, INC.
Dated: October 22, 2010	By:	/s/ RONALD A. DURANDO
Ronald A. Durando
President, CEO

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Ronald A. Durando, Chief Executive Officer, Director	October 22, 2010
Gustave T. Dotoli, Chief Operating Officer, Director	October 22, 2010
Martin S. Smiley, Executive Vice President, Chief Financial Officer and General Counsel	October 22, 2010

Anthony Guerino, Director	October 22, 2010
Abraham Biderman, Director	October 22, 2010
Victor Lawrence, Director	October 22, 2010