Form 10-K/A
period 2010-06-30
MPHASE TECHNOLOGIES INC
filed 2010-11-15
CIK 825322

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

Yes [   ]   No [   ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to the Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Documents Incorporated by Reference

None

Explanatory Note

This Amendment No. 2 to Form 10K for mPhase Technologies, Inc. for the period ended June 30, 2010, is being filed for purposes of correcting certain errors contained in the Balance Sheet on page 72 of Amendment No. 1 to Form 10K/A for the period ended June 30, 2010. This Form 10K/A amendment No. 2 has not been updated for any events or subsequent information other than the matters set forth herein.

mPHASE TECHNOLOGIES, INC. (A Development Stage Company) Consolidated Balance Sheets
	June 30,	June 30,
	2009	2010

ASSETS
CURRENT ASSETS
Cash	$100,138	$228,437
Accounts receivable	46,065	122,478
Inventory		98,807
Prepaid and other current assets	153,636	208,707
Current Portion, Note receivable		2,700,000

TOTAL CURRENT ASSETS	$299,839	$3,358,429

Property and equipment, net	39,648	62,311
Notes receivable, net of contra reserve for utilization of corresponding
Convertible Debenture agreement with La Jolla of $0, and $600,000	3,150,000	2,464,000

TOTAL ASSETS	$3,489,487	$5,884,740

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$809,410	$539,444
Accrued expenses	425,062	540,203
Due to related parties	236,328	19,214
Notes payable, related parties	1,465,992	870,817
Short term notes	65,000	65,000
Accounts Payable and Accrued Expenses-Discontinued Activities	1,112,872	1,112,872
Capital Call Notes-Discontined Activities (Former GRANITA Employees - See Note 6)	175,820	0
Current Portion, Long term debt	-	10,352

TOTAL CURRENT LIABILITIES	$4,290,484	$3,157,902

Long term portion Equipment loan	-	27,703

OTHER OBLIGATIONS CONVERTIBLE TO EQUITY- (Note 8 )
Convertible debt derivative liability	2,380,816	5,966,149
Convertible debentures net of discount of $1,385,395and $2,628,740 on June 30, 2009 and 2010 respectively	2,052,355	4,577,710

COMMITMENTS AND CONTINGENCIES -(Note 11)

STOCKHOLDERS' DEFICIT
Common stock, par value $.01, 2,000,000,000 shares authorized 870,419,882 and 1,163,751,952 shares issued and outstanding at June 30, 2009 and 2010 respectively	8,704,197	11,637,519
Additional paid in capital	172,861,427	174,683,294
Deficit accumulated during development stage	(186,791,819)	(194,157,564)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	$(5,234,168)	$(7,844,724)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,489,487	$5,884,740

The accompanying notes are an integral part of these consolidated financial statements.

72

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.
Dated: November 15, 2010	By:	/s/ RONALD A. DURANDO
Ronald A. Durando
President, CEO

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Ronald A. Durando, Chief Executive Officer, Director	November 15, 2010
Gustave T. Dotoli, Chief Operating Officer, Director	November 15, 2010
Martin S. Smiley, Executive Vice President, Chief Financial Officer and General Counsel	November 15, 2010

Anthony Guerino, Director	November 15, 2010
Abraham Biderman, Director	November 15, 2010
Victor Lawrence, Director	November 15, 2010