Form 10-Q
period 2010-09-30
MPHASE TECHNOLOGIES INC
filed 2010-11-15
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED September 30, 2010

COMMISSION FILE NO. 000-30202

mPhase Technologies, Inc.
(Exact name of registrant as specified in its charter)

NEW JERSEY	22-2287503
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

587 CONNECTICUT AVE., NORWALK,	06854-1711
CT
(Address of principal executive offices)	(Zip Code)

(203) 838-2741
ISSUER’S TELEPHONE NUMBER

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, DURING THE PRECEDING 12 MONTHS (OR FOR SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORT), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES [X]  NO [   ]

     THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF NOVEMBER 4, 2010 IS 1,260,932,713 SHARES, ALL OF ONE CLASS OF $.01 PAR VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION	3

ITEM 1	Consolidated Balance Sheets June 30, 2010 (Audited) and September 30, 2010 (Unaudited)	4
	Unaudited Consolidated Statements of Operations Three months ended September 30, 2009 and 2010 and from October 2, 1996 (Date of Inception) to September 30, 2010.	5
	Unaudited Consolidated Statement of Changes in Stockholders' Equity (Deficit) Three Months September 30, 2010.	6
	Unaudited Consolidated Statement of Cash Flow Three Months Ended September 30, 2009 and 2010 and from October 2, 1996 (Date of Inception) to September 30, 2010.	7

	Notes to Consolidated Financial Statements	8

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
ITEM 3	Quantitative and Qualitative Disclosures about market risk	29
ITEM 4	CONTROLS AND PROCEDURES	29

PART II	OTHER INFORMATION	30

Item 1.	Legal Proceedings	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Removed and Reserved	33
Item 5.	Other Information	33
Item 6	Exhibits and Reports on Form 8K	33
Signature Page		34

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	September 30,
	2010	2010
	(audited)	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$228,437	$63,644
Accounts receivable	122,478	89,225
Inventory	98,807	145,461
Prepaid and other current assets	208,707	248,464
Current portion, note receivable	2,700,000	2,700,000

TOTAL CURRENT ASSETS	$3,358,429	$3,246,794

Property and equipment, net	62,311	61,458
Notes receivable, net of contra reserve for utilization of corresponding Convertible Debenture agreement with La Jolla of $600,000 and $900,000	2,464,000	1,863,400

TOTAL ASSETS	$5,884,740	$5,171,652

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$539,444	$658,540
Accrued expenses	540,203	523,150
Due to related parties	19,214	17,242
Notes payable, related parties	870,817	889,327
Short term notes	65,000	65,000
Accounts payable and accrued expenses-discontinued activities	1,112,872	1,112,872
Current portion, long term debt	10,352	10,650

TOTAL CURRENT LIABILITIES	$3,157,902	$3,276,781

Long term portion Equipment loan	27,703	24,949

OTHER OBLIGATIONS CONVERTIBLE TO EQUITY- (Note 3 )
Convertible debt derivative liability	5,966,149	2,680,371
Convertible debentures, net of discount of $2,628,739 and $2,068,746 on June 30, 2010 and Sept 30, 2010 respectively	4,577,710	4,326,254

COMMITMENTS AND CONTINGENCIES -(Note 4)

STOCKHOLDERS' DEFICIT
Common stock, par value $.01, 2,000,000,000 shares authorized 1,163,751,952 and 1,240,960,490 shares issued and outstanding at June 30, 2010 and Sept 30, 2010 respectively	11,637,519	12,409,604
Additional paid in capital	174,683,294	174,624,741
Deficit accumulated during development stage	(194,157,564)	(192,163,075)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	($7,844,724)	($5,136,703)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,884,740	$5,171,652

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Date of
	For the Three Months Ended September 30,		Inception to
			September 30,
	2009	2010	2010

REVENUES	$51,837	$28,808	$723,237

COSTS AND EXPENSES

Cost of Sales	-	9,467	75,171

Research and Development (including non-cash stock related charges of $0, $0 and $205,733 for three months Sept 30, 2009 & 2010 and inception to date respectively)	514,326	193,780	11,825,925

General and Administrative (including non-cash stock related charges of $0, $62,945 and $12,691,409 for three months Sept 30, 2009 & 2010 and inception to date respectively)	420,824	522,994	25,929,868

Depreciation and Amortization	5,285	3,873	566,712

TOTAL COSTS AND EXPENSES	940,435	730,114	38,397,676

OPERATING LOSS	$(888,598)	$(701,306)	$(37,674,439)

OTHER INCOME (EXPENSE)
Interest (Expense)	(680,700)	(29,940)	(2,516,190)
Net Reparation, Impairment and Other Income (Expense)	4,284	-	(6,593,027)
Net Credits (Charges) related to Convertible Debt	1,168,070	2,725,735	(591,110)

TOTAL OTHER INCOME (EXPENSE)	$491,654	2,695,795	$(9,700,327)

Income (Loss) From Continuing Operations, before Income Taxes	$(396,944)	$1,994,489	$(47,374,766)

Income (Loss) From Discontinued Operations,
Net of Income Taxes of $0 in 2009 and 2010, offset by benefit from tax loss carryforwards of $0 in 2009 and 2010 (including non-cash stock related charges of $0, $0 and $ 57,515,718 for for three months Sept 30, 2009 & 2010 and inception to date respectively)	-	-	(144,788,309)
Income Taxes	-	-	-

Net Income (Loss)	$(396,944)	$1,994,489	$(192,163,075)

Net Income (Loss) per share from:
Continuing Operations-basic	$(0.00)	$0.00
Continuing Operations-diluted	N/A	$0.00
Discontinued Operations	$-	$-

Weighted Average Number of Shares Outstanding:
Basic	934,821,600	1,189,554,845
Diluted	N/A	1,713,140,738

The accompanying notes are an integral part of these consolidated financial statements.

(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM JULY 1, 2010
THROUGH SEPTEMBER 30, 2010
(Unaudited)

	Common Stock
	Shares	$ .01 Par Value	Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Shareholders' (Deficit) Equity
Balance July 1, 2010	1,163,751,952	$11,637,519	$(7,973)	$174,683,294	$(194,157,564)	$(7,844,724)

Conversions of Convertible Debentures plus accrued interest	72,133,538	721,335		(70,748)		650,587

Issuance of Common Stock for Services	5,075,000	50,750		12,195		62,945

Net Income for the Three Months Ended Sept 30, 2010					1,994,489	1,994,489

Balance September 30, 2010	1,240,960,490	$12,409,604	$(7,973)	$174,624,741	$(192,163,075)	$(5,136,703)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			2-Oct-96
	Three Months Ended		(Date of Inception)
	Sept 30,		To Sept 30,
	2009	2010	2010
Cash Flow From Operating Activities:
Net Income (Loss) From Continuing Operations	$(396,944)	$1,994,489	$(47,374,766)
Net Income (Loss) From Disontinued Operations	-	-	$(144,788,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,198	6,786	7,444,442
(Gain) loss on debt extinguishments	-	-	(1,084,608)
Non-cash charges relating to issuance of common stock, common stock options and warrants	- -	- 62,945	70,314,689
Reparation charges	-	-	8,264,264
Derivative Value and Debt Discount charges	(1,168,070)	(2,725,735)	1,241,261
Write off of Granita Inventory/ Sovereign Investment	-	-	615,910
Other non cash charges including amortization of deferred compensation and beneficial conversion interest expense	669,276	-	2,712,901
Changes in assets and liabilities:		-
Accounts receivable	22,872	33,253	338,651
Inventories	-	(46,654)	(655,932)
Prepaid expenses and Other current assets	5,489	(39,757)	(167,403)
Other			906,535
Accounts payable, Accrued expenses, Deferred revenue	(99,733)	259,641	8,825,965
Due to/from related parties
Microphase / Janifast//Lintel	(118,045)	(1,972)	5,490,801
Officers and Other	179,114	-	1,711,357
Net cash used in operating activities	$(897,843)	$(457,004)	$(86,204,242)

Cash Flow from Investing Activities:
Payments related to patents and licensing rights	-	-	(450,780)
Purchase of fixed assets	(15,000)	(5,933)	(3,308,493)
Investment in Sovereign	-	-	(110,000)
Net Cash (used) in investing activities	$(15,000)	$(5,933)	$(3,869,273)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock, exercises of warrants, net of finders fees	180,000	-	82,923,879
Payment of short term notes & equipment loans	-	(2,456)	(1,291,001)
Advances from Microphase	-	-	347,840
Issuance of Convertible Debentures	-	-	766,500
Net Proceeds (Repayment) from notes payable related parties	-	-	(360,659)
Proceeds from the collection of Notes Receivable under securities purchase agreements	1,500,000	300,600	7,236,600
Sale of minority interest in Granita subsidiary	-	-	514,000
Net cash provided by financing activities	$1,680,000	$298,144	$90,137,159

Net increase (decrease) in cash	$767,157	$(164,793)	$63,644

CASH AND CASH EQUIVALENTS, beginning of period	100,138	228,437	-
CASH AND CASH EQUIVALENTS, end of period	$867,295	$63,644	$63,644

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

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ending September 30, 2010 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended June 30, 2010.

Through September 30, 2010, the Company had incurred cumulative (a) development stage losses totaling $192,163,075 (b) stockholders' deficit of $5,136,703, and (c) negative cash flow from operations equal to $86,204,242. At September 30, 2010, the Company had $63,644 of cash and $89,225 of trade receivables to fund short-term working capital requirements. In addition, the Company relies on the continuation of funding under certain convertible securities agreements (See Note 3) The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

The Company uses the First In First Out method (FIFO) to account for inventory which is carried at cost. As of June 30, 2010 inventory consisted primarily of component parts related to the Emergency Flashlight and was valued at $98,807. As of September 30, 2010 (unaudited) inventory consisted primarily of component parts related to the Emergency Flashlight and was valued at $145,461. Appropriate reserves have been taken to assure that the cost of such inventory does not exceed the expected resale value of each configuration of the component parts as specified for the current model and pending higher end model of the Emergency Flashlight line.

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

LOSS PER COMMON SHARE, BASIC AND DILUTED –

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had warrants to purchase 98,323,502 shares of its common stock and options to purchase 137,518,000 shares of its common stock outstanding at September 30, 2010 as well as convertible debentures and convertible notes plus accrued interest thereon held by officers of the Company convertible into approximately 169,167,458 and 118,576,933 shares of the Company's common stock based upon the conversion terms at June 30, 2010. The inclusion of the warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share and have been omitted in such computation in periods reporting a loss.

The Company uses the First In First Out method (FIFO) to account for inventory which is carried at cost. As of June 30, 2010 inventory consisted primarily of component parts related to the Emergency Flashlight and was valued at $98,807. As of September 30, 2010 (unaudited) inventory consisted primarily of component parts related to the Emergency Flashlight and was valued at $145,461. Appropriate reserves have been taken to assure that the cost of such inventory does not exceed the expected resale value of each configuration of the component parts as specified for the current model and pending higher end model of the Emergency Flashlight line.

MATERIAL EQUITY INSTRUMENTS

The Company has material equity instruments including Convertible Debentures and Convertible Notes that are accounted for as Derivative liabilities (SEE BELOW) and options and warrants that are evaluated quarterly for potential reclassification as liabilities pursuant to by FASB Standards Codification Topic 815 (previously known EITF 00-19) (SEE ALSO NOTE 3 under the caption "Other Equity

2. SUPPLEMENTAL CASH FLOW INFORMATION

For the three months ended September 30,

	2009	2010

Interest Received From Notes Receivable	$137,500	$74,400
Interest Accrued Unpaid	$39,972	$60,028
Non Cash Investing and Financing Activities: Stock issued in settlement of accounts payable and accrued expenses	$200,000	$-
Conversion of convertible debt and accrued interest	$1,277,500	$650,587
Beneficial Conversion of Officer's Notes and Conversion of Accounts Payable	$669,276	$-0-
Convertible Debt issued for Notes Receivable	$2,800,000	$-0-

3. EQUITY TRANSACTIONS AND CONVERTIBLE DEBT

mPhase initially authorized capital of 50,000,000 shares of common stock with no par value. On February 23, 2000, the Board of Directors proposed, and on May 22, 2000 the shareholders approved, an increase in the authorized capital to 150,000,000 shares of common stock. On June 15, 2004, a Special Meeting of Shareholders of the Company approved a proposal by the Company to amend the Company's Certificate of Incorporation under New Jersey law to increase the authorized shares of common stock from 150 million to 250 million shares and change the par value of all shares of common stock from no par to $0.01 par stock.. Effective June 2005, June 2006, and June 2008, the Company received authorization to increase the number of authorized shares to 500 million, 900 million and 2 billion, respectively. As of September 30, 2010 the Company has 2 billion authorized shares of common stock.

On April 25, 2009, July 15, 2010, and again on November 1, 2010, the Board of Directors approved motions to further increase, subject to shareholder approval, the authorized shares of common stock to 3 billion shares, 4 billion shares and 5 billion shares, respectively.

Private Placements

During the quarter ended September 30, 2010, the Company did not issue any shares of its common stock in connection with private placements.

During the quarter ended September 30, 2009, the Company issued 26,666,667 shares of its common stock at $.0075 per share in private placements generating net proceeds of $180,000, after placement costs of $20,000.

Stock Based Compensation

During the three months ended September 30, 2010, the Company did not issue any stock-based compensation, warrants or options to officers, employees and issued 5,075,000 shares of its common stock to consultants valued at $62,945.

During the three months ended September 30, 2009, the Company did not issue any stock based compensation, warrants or options to officers, employees or consultants.

Conversion of debt securities and Strategic vendor payables

During the three months ended September 30, 2010, $650,587 of convertible debt and accrued interest thereon was converted into 72,133,538 shares of Common stock.

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

Long Term Convertible Debentures / Note Receivable / Debt Discount

The Company currently had 7 separate convertible debt arrangements with independent investors active during the quarter ended June 30, 2010. During the three months ended September 30, 2010, $650,587 of these convertible debt arrangements and accrued interest thereon was converted into 72,133,538 shares of Common stock. These transactions are intended to provide liquidity and capital to the Company and are summarized below.

Arrangement #1(La Jolla Cove Investors, Inc.)

On Sept 11, 2008, the Company received proceeds of $200,000 under a Securities Purchase Agreement from La Jolla Cove Investors, Inc. This transaction involves three related agreements: 1) a Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $2,000,000 of funds; 2) a convertible debenture totaling $2,000,000, with a interest rate of 7 1/4% and a maturity date of September 30, 2011 and 3) a secured note receivable in the amount of $1,800,000, with a interest rate of 8 1/4% and maturity dates of September 30,2011 due from the holder of the convertible debenture.

Conversion of outstanding debentures into common shares is at the option of the holder at a price equal to the dollar amount of the debenture divided by the lesser of $.35 per share or 80% of the three lowest volume weighted average price during a 20 day trading period. At the time of the transaction (September 11, 2008) the derivative value of this security was calculated to be $1,176,471.On June 30, 2010 the derivative value of this security was calculated to be $1,080,475. On September 30, 2010, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2010, this value had decreased to $488,351, a $692,124 decrease this quarter creating a non-cash credit to earnings for the quarter ended September 30, 2010 of that amount. During the three month period ended Sept 30, 2010, amortization of debt discount amounted to $56,555 reducing the balance to $226,219.

On September 24, 2010 the Company received a letter notice of default from the holder which the Company has denied in a reply to the holder in writing. The Company believes that it is in compliance with the terms of the arrangement and that no default in exists.

Arrangement #2 (JMJ Financial, Inc.)

On August 19, 2009, the Company received proceeds of $250,000 in connection with a third agreement with JMJ Financial. This transaction involves 1) a convertible note in the amount of $1,870,000, plus a one- time interest factor of 12% ($224,400) and a maturity date of August 10, 2012 and 2) a secured note receivable in the amount of $1,700,000 plus a one- time interest factor of 13.2% ($224,400) and a maturity date of August 10, 2012 due from the the holder of the convertible note.

Conversion of outstanding into common shares is at the option of the holder. The number of shares into which this note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. At the commitment date the embedded conversion feature of such security was $1,054,395 and the debt discount valued at $1,224,395 and at June 30, 2010 this estimated liability was calculated to be $271,339. On September 30, 2009, given the fact that the convertible note had been fully converted this value had decreased to $0, a $271,339 decrease this quarter creating a non-cash credit to earnings for the quarter ended September 30, 2010 of that amount. During the three month period ended Sept 30, 2010, amortization of debt discount amounted to $222, 081 reducing the balance to $0.

Arrangement#3 (JMJ Financial, Inc.)

On September 30, 2009, the Company received a total of $150,000 of proceeds in connection with another agreement with JMJ Financial. This transaction involves 1) a convertible note in the amount of $1,200,000 plus a one- time interest factor of 12% ($144,000) and a maturity date of September 23, 2012 and (2) a secured note in the amount of $1,100,000 plus a one- time interest rate factor of 13.2% ($144,000 each) and a maturity date of September 23, 2012 due from the holder of the convertible note.

Conversion of outstanding into common shares is at the option of the holder. The number of shares into which this note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. In addition, the Company received a commitment from JMJ Financial to enter into an identical financing not later than 60 days from September 23, 2009. At the commitment date the embedded conversion feature of such security was $480,000 and the debt discount valued at $580,000 and at June 30, 2010 this estimated liability was calculated to be $938,843. On September 30, 2010, given the changes in the Company’s stock price during the 20 day look-back period for the quarter ended September 30, 2010, this value had decreased to $484,713 a decrease of $454,130 this quarter creating a non-cash credit to earnings for the quarter ended September 30, 2010 of that amount. During the three month period ended Sept 30, 2010, amortization of debt discount amounted to $42,963 reducing the balance to $343,705.

Arrangement #4 (JMJ Financial, Inc.)

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

At the commitment date, the derivative value of the embedded conversion feature of such security was $536,000 and the debt discount was valued at $636,000 and at June 30, 2010 this estimated liability was calculated to be $938,843. On September 30, 2010, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2010, this value had decreased to $484,713 a decrease this quarter of $454,130 creating a non-cash credit to earnings for the quarter ended September 30, 2010 of that amount. During the three month period ended Sept 30, 2010, amortization of debt discount amounted to $59,926 reducing the balance to $455,406.

Arrangement #5 (JMJ Financial, Inc.)

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

At the time of the transaction, the derivative value of the embedded conversion feature of this security was calculated to be $542,714 and at June 30, 2010 this estimate liability was calculated to be $1,173,555. On September 30, 2010, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2010 this value had decreased to $605,891, a decrease this quarter of $567,664 creating a non-cash credit to earnings for the quarter ended September 30, 2010 of that amount. During the three month period ended Sept 30, 2010, amortization of debt discount amounted to $48,285 reducing the balance to $470,267.

Arrangement #6 (JMJ Financial, Inc.)

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

The number of shares into which this convertible note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. At the time of the transaction, the derivative value of the embedded conversion feature of this security was calculated to be $421,891and at June 30, 2010 the estimated liability was calculated to be $938,843. On September 30, 2010, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2010 this value had decreased to $484,713, a decrease of $454,130 this quarter creating a non-cash credit to earnings for the quarter ended September 30, 2010 of that amount. During the three month period ended Sept 30, 2010, amortization of debt discount amounted to $47,876 reducing the balance to $430,885.

Arrangement #7 ( J. Fife)

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

At the time of the transaction, the embedded feature of this security was calculated to be $193,767 at June 30, 2010 the estimated liability was calculated to be $418,478. On September 30, 2010, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2010 the value had decreased to $131,989, a decrease this quarter of $286,489 creating a non-cash credit to earnings for the quarter ended September 30, 2010 of that amount. During the three month period ended Sept 30, 2010, amortization of debt discount amounted to $85,390 reducing the balance to $142,263.

The following table summarizes notes recievable under convertible debt and debenture agreements as of June 30, 2010 and September 30, 2010 (unaudited):

	June 30, 2010	September 30, 2010
		(unaudited)
	Amount	Amount
Arrangement #1- LaJolla Cove Investors, Inc.	$1,800,000	$1,800,000
less: reserve for utilization -LaJolla Cove Investors, Inc	$(600,000)	$(900,000)
Arrangement #3 - JMJ Financial, Inc	$950,000	$649,400
Arrangement #4 - JMJ Financial, Inc	$914,000	$914,000
Arrangement #5 - JMJ Financial, Inc	$1,100,000	$1,100,000
Arrangement #6 - JMJ Financial, Inc	$1,000,000	$1,000,000
total notes recievable	$5,164,000	$4,563,400

less: Current Portion; expected to be drawn within a year	$(2,700,000)	$(2,700,000)

Notes recievable-Long term portion	$2,464,000	$1,863,400

The following table summarizes notes payable under convertible debt and debenture agreements as of June 30, 2010 and September 30, 2010 (unaudited):

	June 30, 2010	September 30, 2010
		(unaudited)
	Amount	Amount
Arrangement #1- LaJolla Cove Investors, Inc.	$1,810,000	$1,810,000
less: reserve for utilization -LaJolla Cove Investors, Inc	$(600,000)	$(900,000)
Arrangement #2 - JMJ Financial, Inc	$346,500	$-
Arrangement #3 - JMJ Financial, Inc	$1,200,000	$1,200,000
Arrangement #4 - JMJ Financial, Inc	$1,200,000	$1,200,000
Arrangement #5 - JMJ Financial, Inc	$1,500,000	$1,500,000
Arrangement #6 - JMJ Financial, Inc	$1,200,000	$1,200,000
Arrangement #7 - J. Fife	$550,000	$385,000
total notes payable	$7,206,500	$6,395,000

less:unamortized debt discount	$(2,628,790)	$(2,068,746)

Convertible Notes payable-Long term portion	$4,577,710	$4,326,254

DERIVATIVE LIABILITY

The Company has estimated the value of the derivative liability associated with its convertible debt. Such estimate is based on a Black Scholes calculation at the time the debt was issued. At each reporting period, the value of this liability is marked to market and adjusted accordingly. Such adjustments are included in Other Income (Expense)

Other Equity

During the years ended June 30, 2008 and 2009 the Company reevaluated warrants contracts to purchase 13,104,168 shares at fixed prices ranging from $.05 to $.15 per share originally issued during Fiscal Year Ended June 30, 2008 pursuant to by FASB Standards Codification Topic 815 (previously known EITF 00-19), such reevaluation was to review if the Company should record an additional Derivative Liability which would be recordable if the other convertible instruments the Company has outstanding; primarily the Convertible Debentures and Notes discussed above; would limit or prevent the Company from honoring the conversion of these fixed price warrants during their contract term.

The evaluation was performed on a contract by contract basis to equity instruments subject to by FASB Standards Codification Topic 815 (previously known EITF 00-19); namely warrants discussed above and the Convertible Debenture and Convertible Note agreements. The Company utilized a sequencing method prescribed by by FASB Standards Codification Topic 815 (previously known EITF 00-19), based upon applying shares available to contracts with the earliest inception date first.

During the fiscal year ended June 30, 2008 the Company reclassified contracts for warrants to purchase 12,604,168 shares at fixed prices ranging from $.13 to $.15 per share to contingent liabilities. Contracts for warrants to purchase 11,111,112 shares of the Company’s common stock at $.14 per share were reclassified to permanent equity in May of 2009, and contracts for warrants to purchase 1,604,168 shares of the Company’s common stock at fixed prices ranging from $.13 to $.15 per share were reclassified to permanent equity in September, 2009. .

The liability was recorded at the fair market value, such estimated value was based upon the contractual life of the free standing warrants, using the Black Sholes pricing model, based on the following weighted average assumptions: annual expected return of 0%, an average life of 5 years, annual volatility 81% and a risk-free interest rate 2.25% . At the issuance date of the free standing warrants, such warrants were issued during the fourth quarter of fiscal June 30, 2008; the estimated value approximated $1,006,200 and as recalculated on the quarterly measurement dates, at June 30, 2008 the estimated value approximated $433,300. During the fiscal year ended 2009, the estimated value was determined to no longer be material. The net change in the contingent liability was credited to the change in derivative value in the Consolidated Statement of Operations for the Fiscal years ended June 30, 2008 and 2009 for $572,900 and $433,300, respectively, for each of these periods in accordance FASB Standards Codification Topic 815 (previously known EITF 00-19).

Subsequent to September 30, 2009 the Company has not entered into, and presently the Company does not have, any have contracts for warrants or other equity instruments subject to reclassification to liabilities as prescribed by FASB Standards Codification Topic 815 (previously known EITF 00-19).

4. COMMITMENTS AND CONTINGENCIES

mPhase has entered into various royalty agreements with respect to product in its former telecommunications business that was recently discontinued.

Legal Proceedings

From time to time mPhase may be involved in various legal proceedings and other matters arising in the normal course of business.

5. FAIR VALUE MEASUREMENTS

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

The table below presents a reconciliation for liabilities measured at fair value on a recurring basis at September 30, 2009 and September 30, 2010:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	September	September
	30, 2009	30, 2010

	$2,380,816	$5,966,149
Balance at July 1

Decrease in Derivative Liability	(1,953,841)	(3,285,778)

Debt discounts	1,534,395	-

Balance at September 30	$1,961,370	$2,680,271

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

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At September 30, 2010, the carrying value of the notes payable and accrued interest was approximately $4.6 million. The JMJ Convertible Notes, which are due at various times through December 2012, yield an interest rate of 12%. Refer to Note 3 of these financial statements for more information about the Company’s notes payable.

6. RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase's President, Chief Operating Officer and Chairman of the Board of the Company are also officers of Microphase and mPhase's President and Chairman of the Board are shareholders of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase would reimburse Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services has been $5,000 per month and in July, 2008, such fees were reduced to $3,000 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis.

During the three months ended September 30, 2009, $200,000 of accounts payable to Microphase Corporation was converted into 26,666,667 shares of common stock at a conversion price of $.0075, which was comparable to private placements during that quarter. During the quarter ended September 30, 2009, the company recorded $586,667 interest expense for this beneficial conversion feature.

During the three months ended September 30, 2009 and September 30, 2010 and from inception (October 2, 1996), $126,846, $10,529 and $9,385,908 respectively, have been charged to expense. As a result of the foregoing transactions as of September 30, 2010, the Company had a $29,742 payable to Microphase $12,500 of which is included in Accounts Payable.

JANIFAST LTD.

The Company historically has purchased products and incured certain research and development expenses with Janifast Ltd that had offices in Hong Kong and a manufacturing operation in the Peoples Republic of China in connection with products associated with its form telecommunications business that was recently discontinued as a business. Janifast Ltd was owned by a company in which two directors and one former director of mPhase were significant shareholders. In March of 2009 Janifast Ltd ceased operations owing to financial distress and adverse global financial and credit conditions.

Janifast Limited had been a significant shareholder of the Company until September 19, 2009, when it transferred to Mr. Durando 11,735,584 shares, representing all the shares of the Company held by Janifast, in consideration of the partial cancellation of loan obligations to Mr. Durando in connection with the plan of its liquidation.

During the three months ended September 30, 2009 and 2010 and the period from inception (October 2, 1996), $0, $0 and $16,031,811 respectively, have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On Sept.30, 2010, Mr. Biderman's affiliated firm of Palladium Capital Advisors was owed unpaid finders fees in the amount of $150,000.

During the three months ended September 30, 2010, the Company issued 5,075,000 shares to consultants who are not considered related parties.

Transactions with Officers

At various points during past fiscal years the Messrs, Durando, Dotoli and Smiley provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand. During the three months ended September 30, 2010 and 2009 the Company did not issue any shares or options to employees. During the fourth quarter of the fiscal year ended June 30, 2009, the Board of Directors authorized a conversion feature on these notes into shares of commons stock at the discretion of the holder provided such shares are authorized and available at a conversion price of $.0075 per share, which was comparable to private placements done during that quarter. During the quarter ended September 30, 2009, the Company recorded $82,609 interest expense on the accrued interest for this beneficial conversion feature. Total compensation (including the value of stock awards) to related parties and payables to officers and Microphase are summarized as follows:

Summary of compensation to related parties for the three months ended September 30, 2010

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$40,000	$36,000	$35,000			$111,000
Interest	$9,044	$4,989	$4,477			$18,510
Rent					$9,000	$9,000
G&A					$1,529	$1,529
R&D					$0	$0
Finders Fees						$0
Total compensation	$49,044	$40,989	$39,477	$0	$10,529	$140,039

Summary of payables to related parties as of September 30, 2010

				Total notes
				payable &
	Durando	Dotoli	Smiley	accrued interest	Microphase	Total
Notes payable	$301,479	$166,306	$119,030	$586,815		$586,815
Due to Officers / Affiliates					$29,742	$29,742
Interest Payable	$127,001	$106,877	$68,634	$302,512		$302,512

Total Payable to Officers / Affiliates	$428,480	$273,183	$187,664	$889,327	$29,742	$919,069

Summary of compensation to related parties for the three months ended September 30, 2009

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$50,000	$45,000	$43,750			$138,750
Interest	$18,523	$13,523	$7,927			$39,973
Rent					$9,000	$9,000
G&A					$1,846	$1,846
R&D					$125,000	$125,000
Finders Fees				$20,000		$20,000
Total compensation	$68,523	$58,523	$51,677	$20,000	$135,846	$334,569

Summary of payables to related parties as September 30, 2009

				Total notes
				payable &
	Durando	Dotoli	Smiley	accrued interest	Microphase	Total
Notes payable	$617,420	$450,756	$264,224	$1,332,400		$1,332,400
Due to Officers / Affiliates		$5,550			$76,875	$82,425
Interest Payable	$79,995	$76,037	$14,890	$170,922		$170,922

Total Payable to Officers / Affiliates	$697,415	$532,343	$279,114	$1,508,872	$76,875	$1,585,747

7. SUBSEQUENT EVENTS

From October 1, 2010 through November 5, 2010, the Company issued 19,972,223 shares of its common stock in connection with the conversion of $133,313 of the convertible debt arrangements and accrued interest thereon.

On October 22, 2010, the Company entered into a Forbearance Agreement with John Fife in which the lender agreed not to convert any additional amounts under the terms of the $550,000 convertible note until January 15, 2011 in exchange for increasing the original principal amount of the Convertible Note and two subsequent notes to be issued by 10%.

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

RESULTS OF OPERATIONS

OVERVIEW

mPhase, a New Jersey corporation, founded in 1996 is a publicly-held company with over 19,000 shareholders and approximately 1.265 billion shares of common stock outstanding. The Company's common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. We are headquartered in Norwalk, Connecticut with offices in Little Falls, NJ. mPhase shares common office space with Microphase Corporation, a privately held company. Microphase is a leader in the field of radio frequency and filtering technologies within the defense and telecommunications industry. It has been in operation for over 50 years and supports mPhase with both engineering and administrative and financial resources as needed.

mPhase is a development company specializing in microfluidics, microelectromechanical systems (MEMS) and nanotechnology.  mPhase is commercializing its first nanotechnology-enabled product for military and commercial applications - The Smart NanoBattery providing Power On Command™. The new patented and patent pending battery technology, based on the phenomenon of electrowetting, offers a unique way to store energy and manage power.. Features of the Smart NanoBattery include: potentially infinite shelf life, environmentally friendly design, fast ramp to power, programmable control, and direct integration with microelectronic devices.

The platform technology behind the Smart NanoBattery is a porous nanostructured material used to repel and precisely control the flow of liquids. The material has a Smart Surface that can potentially be designed for self-cleaning applications, water purification/desalination, liquid filtration/separation, and environmental cleanup.

mPhase has completed a Phase II Small Business Technology Transfer Program (STTR) grant, part of the Small Business Innovation Research (SBIR) program, from the U.S. Army for continued development of a reserve Smart NanoBattery for a critical computer memory application.

Since our inception in 1996 we have been a development-stage company and operating activities have related primarily to research and development, establishing third-party manufacturing relationships and developing product brand recognition among telecommunications service providers, and since July 1, 2007 we have focused primarily upon development of our smart reserve battery, and other battery, and illuminator products

Description of Operations

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

In July of 2007, mPhase formed a new wholly-owned subsidiary, Always Ready, Inc., to focus on the development of its nanotechnology products. The Company has used this subsidiary as a division of the Company in order to develop increasing brand recognition of its battery product. The Company decided in September of 2007 to transfer its development work out of Bell Labs (Alcatel/Lucent) in order to broaden its nanotechnology product commercialization efforts. Prior to such time mPhase was limited to development using zinc-based batteries since Bell Labs did not have facilities to handle lithium chemistry. mPhase continued to work with Rutgers ESRG that has facilities capable of handing lithium battery development and also engaged in work with other companies to supply essential components, fabricate prototypes, and plan manufacturing approaches. These companies included a well-respected silicon foundry and battery manufacturer.

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

In fiscal years ended June 30, 2009 and June 30, 2010 the Company focused upon further development of its Smart Nano Battery under a Phase II STTR grant from the U.S. Army as a potential reserve battery for a back-up computer memory application for a weapons system. The Company has recently completed such Phase II Army grant. On November 12, of 2010, the Company announced that it had successfully triggered and activated its first functional multi-cell smat nano battery. Triggering and activation of the cells of the battery were achieved by using the technique of electrowetting or programmable triggering. Triggering was accomplished by applying a pulse of electrical energy to a porous, smart surface membrane, located inside each cell in the battery causing the electrolyte to come in contact with the cell’s electrodes crating the chemical reaction to produce voltage inside of the multi-cell battery. The multi-cell battery consists of a matrix of 12 individual cells populated with an electrode stack consisting of lithium and carbon monofluoride materials with each rated at 3.0 volts. Using a custom designed circuit board for testing, each of the cells in the battery were independently triggered and activated without affecting any of the non-activated cells in the multi-cell configuration. Each cell in the battery has a very long shelf-life prior to triggering.

Emergency Flashlight

On December 5, 2008 mPhase Technologies, Inc. signed a contract with Porsche Design Gesellschaft m.b.H., Flugplatzstrasse 29, A,S700 Zell am See. Austrla [“Porsche Design’ Studio”], to design a premium version of the AlwaysReady Emergency Flashlight. A pilot program that began in March of 2010 has resulted in the sale of approximately 56 emergency flashlights. The flashlight sold in the pilot program contained mPhase’s proprietary mechanically-activated lithium reserve battery. The battery contains a breakable barrier that separates the solid electrodes from the liquid electrolyte until the battery is manually activated. Unlike traditional batteries, the mPhase battery remains in an inert state with no leakage or self-discharge until activation. The mPhase battery is designed to have an almost infinite shelf life making it ideal for emergency lighting applications. The premium flashlight will be marketed as an accessory for automobile roadside emergency kits.

On January 29, 2009, the Company announced that it has contracted with EaglePicher Technologies to design and manufacture, in small quantities, its mechanically-activated battery that were used in the pilot program of sales of the Company’s new Emergency Flashlight. EaglePicher was selected for the project because of their experience in custom and standardized power solutions for the extreme environments of aerospace and military applications as well as medical and commercial applications.

The reserve battery is a manually activated lithium cell designed to provide Power On Command. The battery remains dormant until “turned on” by the user. It is built to the highest standards with a minimum storage life of 20 years. Once activated, the reserve battery is expected to deliver the electrical performance of a standard primary CR123 battery used in many portable electronic applications today.

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

Owing to cost considerations the Company has decided to utilize a cost reduced active-reserve battery in its current version of its emergency flashlight product for potential sales after the pilot program. Such active reserve battery also has a very long shelf life and enables the Company to significantly reduce the selling price of the Emergency Flashlight. The Company is currently seeking a high-end products distributor to establish a licensing or distribution agreement with in order to maximize potential revenue associated with the product.

Magnetometer

In March of 2005, the Company entered into a second Development Agreement for 12 months at a cost of $1.2 million with the Bell Labs to develop MEMS-based ultrasensitive magnetic sensor devices, also known as magnetometers, that could be used in military and commercial electronics ( e.g., cell phones) for determining location, as well as in portable security and metal detection applications. The agreement was renewed in April of 2006 for another 12 months. Although proven to work in the lab, the magnetometer technology could not be scaled up as quickly and as cost effectively as the Company’s nano battery. The project was suspended in September 2007 so that all technical resources could be allocated to the nano battery project.

FINANCIAL OVERVIEW

Revenues. Since July 1,2007 and inclusive of the most current quarter, revenue has primarily been attributable to grants from the United States Army and testing arrangements involving its nanotechnology products. The Company also derived minor revenues in connection with sales of its emergency flashlight product under an initial pilot program that commenced in March of 2010.

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

Research and development. Research and development expenses have consisted principally of direct labor and payments made to MKE manufacturing (an approved vendor of Porsche) , Porsche Design Studio and Microphase Corporation in connection with the Company’s Emergency Illuminator product and Cylex, a foundry located in Sweden , as well as other third party vendors involved in the development of the solution and nanotechnology products. All research and development costs are expensed as incurred.

General and administrative. General and administrative expenses consist primarily of salaries and related expenses for personnel engaged in its nanotechnology product line, legal and accounting personnel. Certain administrative activities are outsourced on a monthly fee basis to Microphase Corporation and mPhase leases its office in Norwalk, Connecticut from Microphase Corporation.

Non-Cash compensation charges. The Company makes extensive use of stock, stock options and warrants as a form of compensation to employees, directors and outside consultants. We incurred non-cash compensation charges totaling $70,314,689 from inception (October 2, 1996) through September 30, 2010.

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

Cumulative losses, net worth and capital needs

The Company has incurred cumulative development stage losses of $192,163,075 and negative cash flow from operations of $86,204,242 from inception through September 30, 2010. The auditors report for the fiscal year ended June 30, 2010 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". As of September 30, 2010, the Company had a negative net worth of ($5,136,703) compared to a negative net worth of ($7,844,724) as of June 30, 2010 as a result of continuing net losses. The Company has convertible notes funded with JMJ Financial, Inc that should enable the Company to raise significant working capital for the next fiscal year. Draws under this facility in the current fiscal quarter ended Sept, 30, 2010 amounted to $300,600 (accounted for as a pay-down of notes receivable) and also the collection of $74,400 of accrued interest (included in the statement of operations).

The Company expects to be able to receive approximately $200,000 -$250,000 per month through August of 2011 under its current convertible notes with JMJ Financial, Inc. While the Company believes these facilities will fund short term capital needs it may from time to time need to supplement such funding.. In the longer term, we estimate that the Company will need to raise approximately $5-15 million of additional capital above the funds through June 30, 2011 in order to fund commercialization of its products. The Company does not expect to derive any material revenue from its Nanotechnology product development during the current fiscal year. The Company estimates that material revenues from its SmartNanoBattery could occur in 18 months depending upon adoption and custom tailoring of such product as a reserve battery to a computer memory or other function for a specific weapons system. Additional revenues may be derived as early as the third quarter of fiscal year 2011 from further sales of the Company’s emergency flashlight product depending upon the establishment of a successful licensing arrangement with a major high-end product distributor.

THREE MONTHS ENDED September 30, 2010 VS. September 30, 2009

REVENUE

Total revenues were $28,808 for the three months ended September 30, 2010 compared to $51,837 for the three months ended September 30, 2009. Revenues derived in the current quarter consisted of payments received under a Phase II U.S. Army Grant of 26,493 as part of a $750,000 STTR award (shared between the Company and Rutgers University) which began September 2008.

RESEARCH AND DEVELOPMENT

Research and development expenses were $193,780 for the three months ended September 30, 2010 as compared to $514,326 during the comparable period in 2009 or a decrease of $320,546. This decrease in spending is a result of completion of its smart nano battery prototype and its emergency flashlight using its mechanically-activated reserve battery as brought to market in its pilot program

Subject to available funds, the Company expects to increase its research and development efforts throughout fiscal year 2011. Such research is expected to focus on other applications for “smart surfaces” including the Smart Nano Battery. The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for both commercial and defense applications.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $522,994 for the three months ending September 30, 2010 up from $420,824 or an increase of $102,170 from the comparable period in 2009. The increase in G&A expense is primarily the result of stock issued for investor relations services of $62,945 and approximately $30,000 for the Company preparing its preliminary proxy in an effort to hold a special meeting of shareholders in lieu of annual meetings for the preceding fiscal years ended June 30, 2008 and June 30, 2009.. Otherwise administrative expenses were held in check as the Company has made a concentrated effort to freeze or otherwise reduce administrative costs while it seeks to commercialize its smartnanobattery product capabilities and secure more substantial research funding for possible applications of its “smart surfaces” technology.

OTHER (EXPENSE) AND INCOME

Included in this category are non-cash gains and costs associated with convertible debt that include a non-cash credit for the change in derivative value of $3,285,778 offset by amortization of debt discount costs of $560,043, resulting in a net gain of $2,725,735 from derivative liabilities associated with the Company’s convertible debt and is not indicative of operating results. Additionally, net interest expense of $29,940 in the current period brought total other income down to $2,695,795. For the same period in the prior fiscal year net other income totaled $491,654, consisting primarily of net gains of $1,168,070 from derivative liabilities, reduced by interest expense of $680,700. The interest expense for the prior period included interest non-recurring charges of $586,667 recorded on beneficial conversions features for Microphase Corporation in connection with the conversion of $200,000 of accounts payable, and $82,609 recorded on such features for officer’s loans and accrued interest as discusses in Note 6-“Related Party Transactions”.

NET INCOME AND (LOSS)

The Company recorded net income of $1,994,489 for the three months ended September 30, 2010 as compared to a loss of $396,944 for the three months ended September 30, 2009. This represents a net income per common share of $.00 and loss per share of $.00 for the three month periods ended September 30, 2010 and 2009 respectively. The net income recorded in the current period as compared to the net loss reported for the same period last year is directly attributable to the magnitude of the net gain from derivative liabilities associated with the Company’s convertible debt recorded for the three months ended September 30, 2010 and is not indicative of operating results.

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

MATERIAL EQUITY INSTRUMENTS

The Company has material equity instruments including Convertible Debentures and Convertible Notes that are accounted for as Derivative liabilities (SEE BELOW) and options and warrants that are evaluated quarterly for potential reclassification as liabilities pursuant to by FASB Standards Codification Topic 815 (previously known EITF 00-19) (SEE ALSO NOTE 3 under the caption "Other Equity"). The Company utilized a sequencing method prescribed by EITF 00-19, based upon applying shares available to contracts with the earliest inception date first. During the fiscal year ended June 30, 2008 the Company reclassified contracts for warrants to purchase 12,604,168 shares at fixed prices ranging from $.13 to $.15 per share to liabilities.

The liability was recorded at the fair market value, such estimated value was based upon the contractual life of the free standing warrants, using the Black Sholes pricing model, based on the following weighted average assumptions: annual expected return of 0%, an average life of 5 years, annual volatility 81% and a risk-free interest rate 2.25% . At the issuance date of the free standing warrants, such warrants were issued during the fourth quarter of fiscal June 30, 2008; the estimated value approximated $1,006,200 and as recalculated on the quarterly measurement dates, at June 30, 2008 the estimated value approximated $433,300. During fiscal year ended 2009, the estimated value was reduced to zero. The net change in the liability was credited to the change in derivative value in the Consolidated Statement of Operations for the Fiscal years ended June 30, 2008 and 2009 for $572,900 and $433,300, respectively, for each of these periods in accordance FASB Standards Codification Topic 815 (previously known EITF 00-19). Effective May, 2009, warrants to purchase 11,111,112 shares, and effective September, 2009, warrants to purchase 1,493,056 shares; representing all of the contracts for warrants to purchase 12,604,168 shares that were reclassified to liabilities during the fiscal year ended June 30, 2008, were reclassified to permanent equity.

Subsequent to September 30, 2009 the Company has not entered into, and presently the Company does not have, any have contracts for warrants or other equity instruments subject to reclassification to liabilities as prescribed by FASB Standards Codification Topic 815 (previously known EITF 00-19),

DERIVATIVE LIABILITY

The Company has estimated the value of the derivative liability associated with its convertible debt. Such estimate is based on a Black Scholes calculation and is initially recorded for each debt convertible debt agreement at the time the debt was issued. At each reporting period, the value of this liability is marked to market and adjusted accordingly. Such adjustments are included in Other Income (Expense)

STOCK-BASED COMPENSATION

On July 1, 2005, the Company adopted the provisions of ASC 718 "Compensation - Stock Compensation" which requires companies to measure and recognizes compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The Company adopted the "modified prospective" method, whereby fair value of all previously-granted employee stock-based arrangements that remained unvested at July 1, 2005 and all grants made on or after July 1, 2005 have been included in the Company's determination of stock-based compensation expense.

MATERIAL RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase's President, Chief Operating Officer and Chairman of the Board of the Company are also officers of Microphase and mPhase's President and Chairman of the Board are shareholders of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase, whereby it will use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase would reimburse Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services has been $5,000 per month and in July, 2008, such fees were reduced to $3,000 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis.

During the three months ended September 30, 2009, $200,000 of accounts payable to Microphase Corporation was converted into 26,666,667 shares of common stock at a conversion price of $.0075, which was comparable to private placements during that quarter. During the quarter ended September 30, 2009, the company recorded $586,667 interest expense for this beneficial conversion feature.

During the three months ended September 30, 2009 and September 30, 2010 and from inception (October 2, 1996), $126,846, $10,529 and $9,385,908 respectively, have been charged to expense. As a result of the foregoing transactions as of September 30, 2010, the Company had a $29,742 payable to Microphase $12,500 of which is included in Accounts Payable.

JANIFAST LTD.

The Company historically has purchased products and incured certain research and development expenses with Janifast Ltd that had offices in Hong Kong and a manufacturing operation in the Peoples Republic of China in connection with products associated with its form telecommunications business that was recently discontinued as a business. Janifast Ltd was owned by a company in which two directors and one former director of mPhase were significant shareholders. In March of 2009 Janifast Ltd ceased operations owing to financial distress and adverse global financial and credit conditions.

Janifast Limited had been a significant shareholder of the Company until September 19, 2009, when it transferred to Mr. Durando 11,735,584 shares, representing all the shares of the Company held by Janifast, in consideration of the partial cancellation of loan obligations to Mr. Durando in connection with the plan of its liquidation.

During the three months ended September 30, 2009 and 2010 and the period from inception (October 2, 1996), $0, $0 and $16,031,811 respectively, have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On Sept.30, 2010, Mr. Biderman's affiliated firm of Palladium Capital Advisors was owed unpaid finders fees in the amount of $150,000.

During the three months ended September 30, 2010, the Company issued 5,075,000 shares to consultants who are not considered related parties.

Transactions with Officers

At various points during past fiscal years the Messrs, Durando, Dotoli and Smiley provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand. During the three months ended September 30, 2010 and 2009 the Company did not issue any shares or options to employees. During the fourth quarter of the fiscal year ended June 30, 2009, the Board of Directors authorized a conversion feature on these notes into shares of commons stock at the discretion of the holder provided such shares are authorized and available at a conversion price of $.0075 per share, which was comparable to private placements done during that quarter. During the quarter ended September 30, 2009, the Company recorded $82,609 interest expense on the accrued interest for this beneficial conversion feature.

Total compensation (including the value of stock awards) to related parties and payables to officers and Microphase are summarized as follows:

Summary of compensation to related parties for the three months ended September 30, 2010

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$40,000	$36,000	$35,000			$111,000
Interest	$9,044	$4,989	$4,477			$18,510
Rent					$9,000	$9,000
G&A					$1,529	$1,529
R&D					$0	$0
Finders Fees						$0
Total compensation	$49,044	$40,989	$39,477	$0	$10,529	$140,039

Summary of payables to related parties as of September 30, 2010
				Total notes
				payable &
	Durando	Dotoli	Smiley	accrued interest	Microphase	Total
Notes payable	$301,479	$166,306	$119,030	$586,815		$586,815
Due to Officers / Affiliates					$29,742	$29,742
Interest Payable	$127,001	$106,877	$68,634	$302,512		$302,512

Total Payable to Officers / Affiliates	$428,480	$273,183	$187,664	$889,327	$29,742	$919,069

Summary of compensation to related parties for the three months ended September 30, 2009

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$50,000	$45,000	$43,750			$138,750
Interest	$18,523	$13,523	$7,927			$39,973
Rent					$9,000	$9,000
G&A					$1,846	$1,846
R&D					$125,000	$125,000
Finders Fees				$20,000		$20,000
Total compensation	$68,523	$58,523	$51,677	$20,000	$135,846	$334,569

Summary of payables to related parties as September 30, 2009
				Total notes
				payable &
	Durando	Dotoli	Smiley	accrued interest	Microphase	Total
Notes payable	$617,420	$450,756	$264,224	$1,332,400		$1,332,400
Due to Officers / Affiliates		$5,550			$76,875	$82,425
Interest Payable	$79,995	$76,037	$14,890	$170,922		$170,922

Total Payable to Officers / Affiliates	$697,415	$532,343	$279,114	$1,508,872	$76,875	$1,585,747

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative development stage losses of $192,163,075, and negative cash flow from operations of $86,204,242. The auditors report for the fiscal year ended June 30, 2010 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". As of September 30, 2010, the Company had a negative net worth of ($5,136,703) compared to a negative net worth of ($7,844,724) as of June 30, 2010 as a result of continuing net losses. The Company received $300,600 from notes receivable in connection with convertible notes for the three month period that ended September 30, 2010 and $74,400 of accrued interest. In addition, the Company has several convertible notes with JMJ Financial, Inc. through which the Company expects to fund approximately $200,000 -$250,000 per month through June 30, 2011. While the Company believes these facilities will fund short term capital needs it may from time to time need to supplement such funding. In the longer term, we estimate that the Company will need to raise approximately $5-15 million of additional capital above the funds anticipated from the monthly conversion JMJ, to meet longer term liquidity needs through June 30, 2011. Such monies would be necessary primarily to fund expenditures for commercialization and distribution of its emergency flashlight product which includes the Company’s active reserve battery contained therein. The Company does not expect to derive any material revenue from its nanotechnology product development until a deployment and custom tailoring of its smartnanobattery takes place by the Army which the Company currently estimates could occur during the next 18 months. In addition, the Company is making efforts to establish a licensing agreement with a major distribution partner to expand revenues received from its pilot program of its emergency flashlight product.

MANAGEMENT'S PLANS

The Company has shifted its focus to the development of its “smart surfaces” using the science of nanotechnology. The Company does not expect to derive any material revenue from its nanotechnology product development during the next 18 months. In addition, the Company relies on the continuation of funding under certain convertible securities agreements (See Note 3) The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at September 30, 2010.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITEIS AND USE OF PROCEEDS.

All proceeds received from the following financings were used by the Company for working capital needs.

Private Placements

During the quarter ended September 30, 2010, the Company did not enter into any equity Private Placements.

Stock Based Compensation

During the quarter ended September 30, 2010, the Company did not issue any stock-based compensation, warrants or options to officers, employees and issued 5,075,000 shares of its common stock to consultants valued at $62,945.

Conversion of debt securities and Strategic vendor payables

During the three months ended September 30, 2010, $650,587 of convertible debt and accrued interest thereon was converted into 72,133,538 shares of Common stock. Subsequently, through November 5, 2010 the Company issued 19,972,223 shares of its common stock in connection with the conversion of $133,313 of the convertible debt arrangements and accrued interest thereon.

Long Term Convertible Debentures and Convertible Notes / Note Receivable / Debt Discount

The Company currently has 7 separate convertible debt arrangements with independent investors. During the three months ended September 30, 2010, $650,587 of these convertible debt arrangements and accrued interest thereon was converted into72,133,538 shares of Common stock. These transactions are intended to provide liquidity and capital to the Company and are summarized below.

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

Arrangement #2 (JMJ Financial, Inc.)

On August 19, 2009, the Company received proceeds of $250,000 in connection with a third agreement with JMJ Financial. This transaction involves 1) a convertible note in the amount of $1,870,000, plus a one-time interest factor of 12% ($224,400) and a maturity date of August 10, 2012 and 2) a sSecured note receivable in the amount of $1,700,000 plus a one-time interest factor of 13.2% ($224,400) and a maturity date of August 10, 2012 due from the holder of the Convertible Note.

Conversion of principal into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. At the commitment date the embedded conversion feature of such security was $1,054,395 and the debt discount valued at $1,224,395 and at June 30, 2010 this estimated liability was calculated to be $271, 339. On September 30, 2009, given the fact that the Convertible Note had been fully converted this value had decreased to $0, a $271,339 decrease this quarter creating a non-cash credit to earnings for the quarter ended September 30, 2010 of that amount. During the three month period ended Sept 30, 2010, amortization of debt discount amounted to $222, 081 reducing the balance to $0.

Arrangement#3 (JMJ Financial, Inc.)

On September 30, 2009, the Company received a total of $150,000 of proceeds in connection with another agreement with JMJ Financial. This transaction involves 1) a convertible note in the amount of $1,200,000 plus a one- time interest factor of 12% ($144,000) and a maturity date of September 23, 2012 and (2) a secured note in the amount of $1,100,000 plus a one- time interest rate factor of 13.2% ($144,000 each) and a maturity date of September 23, 2012 due from the holder of the convertible note.

Conversion of principal into common shares is at the option of the holder. The number of shares into which this note can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. In addition, the Company received a commitment from JMJ Financial to enter into an identical financing not later than 60 days from September 23, 2009. At the commitment date the embedded conversion feature of such security was $480,000 and the debt discount valued at $580,000 and at June 30, 2010 this estimated liability was calculated to be $938,843. On September 30, 2010, given the changes in the Company’s stock price during the 20 day look-back period for the quarter ended September 30, 2010, this value had decreased to $484,713, a decrease of $454,130 this quarter creating a non-cash credit to earnings for the quarter ended September 30, 2010 of that amount. During the three month period ended Sept 30, 2010, amortization of debt discount amounted to $42,963 reducing the balance to $343,705.

Arrangement #4 (JMJ Financial, Inc.)

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

At the commitment date, the derivative value of the embedded conversion feature of such security was $536,000 and the debt discount was valued at $636,000 and at June 30, 2010 this estimated liability was calculated to be $938,843. On September 30, 2010, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2010, this value had decreased to $484,713, a decrease this quarter of $454,130 creating a non-cash credit to earnings for the quarter ended September 30, 2010 of that amount. During the three month period ended Sept 30, 2010, amortization of debt discount amounted to $59,926 reducing the balance to $455,406.

Arrangement #5 (JMJ Financial, Inc.)

On December 15, 2009 the Company entered into a new financing agreement with JMJ Financial that consists of the following: 1) a convertible note issued by the Company in the amount of $1,500,000 plus a one-time interest factor of 12% ($180,000) and a maturity date of December15, 2012 and (2) a secured promissory note in the amount of $1,400,000 plus a one-time interest rate factor of 13.2% ($180,000 ) and a maturity date of December 15, 2012 due from the holder of the convertible note. Conversion of principal into shares is at the option of the holder. The number of shares into which this convertible note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion.

At the time of the transaction, the derivative value of the embedded conversion feature of this security was calculated to be $542,714 and at June 30, 2010 this estimate liability was calculated to be $173,555. On September 30, 2010, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2010 this value had decreased to $605,891, a decrease this quarter of $567,664 creating a non-cash credit to earnings for the quarter ended September 30, 2010 of that amount. During the three month period ended Sept 30, 2010, amortization of debt discount amounted to $48,285 reducing the balance to $470,267.

Arrangement #6 (JMJ Financial, Inc.)

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

Conversion of principal into shares is at the option of the holder.The number of shares into which this convertible note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. At the time of the transaction, the derivative value of the embedded conversion feature of this security was calculated to be $421,891and at June 30, 2010 the estimated liability was calculated to be $938,843.On September 30, 2010, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2010 this value had decreased to $484,713, a decrease of $454,130 this quarter creating a non-cash credit to earnings for the quarter ended September 30, 2010 of that amount. During the three month period ended Sept 30, 2010, amortization of debt discount amounted to $47,876 reducing the balance to $430,885.

Arrangement #7 ( J. Fife)

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

At the time of the transaction, the embedded feature of this security was calculated to be $193,767 at June 30, 2010 the estimated liability was calculated to be $418,478. On September 30, 2010, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2010 the value had decreased to $131,989, a decrease this quarter of $286,489 creating a non-cash credit to earnings for the quarter ended September 30, 2010 of that amount. During the three month period ended Sept 30, 2010, amortization of debt discount amounted to $85,390 reducing the balance to $142,263.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     (REMOVED AND RESERVED)

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

1.	Form 8K dated July 23, 2010 announcing a change in the Company’s outside auditors

2.	Form 8K dated October 22, 2010 announcing a forbearance agreement with the holder of a $550,000 Convertible Note

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

mPHASE TECHNOLOGIES, INC.

Dated: November 15, 2010	By:/s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President
Chief Financial Officer and
General Counsel