Form 10-K/A
period 2010-06-30
MPHASE TECHNOLOGIES INC
filed 2010-12-03
CIK 825322

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

Documents Incorporated by Reference

None

Explanatory Note

This Amendment No. 3 to Form 10K for mPhase Technologies, Inc. for the period ended June 30, 2010, is being filed for purposes of expanding disclosure regarding transactions impacting stockholders equity on page 41 and adding a new item to Item 15 on Page 67 of Amendment No. 1 to Form 10K/A for the period ended June 30, 2010. This Form 10K/A amendment No. 3 has not been updated for any events or subsequent information other than the matters set forth herein.

During the fiscal year ending June 30, 2010 the following transactions impacted shareholders equity

During the fiscal year ended June 30, 2010, the Company received $225,000 of net proceeds from the issuance of 30,666,667 shares of common stock in private placements with accredited investors effected pursuant to Rule 506 of Regulation D under the Securities Act. The aggregate cost of these placements was $25,000, and Eagle Advisors acted as placement agent. All proceeds received from the financings were used by the Company for working capital needs. The dates and amounts of each placement are as follows: 6,666,667 common shares were issued on August 14, 2009; 6,666,667 common shares on August 15, 2009; 13,333,333 common shares on August 24, 2009; 26,666,667 common shares on September 30, 2009; two placements of 2,000,000 common shares each on March 17, 2010; and 4,000,000 common shares on March 31, 2010

41

EXHIBITS

EXHIBITS
NUMBER
REFERENCE	DESCRIPTION
2.1*	Exchange of Stock Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2(a) to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no. 000-24969)).
2.2*	Exchange of Stock Agreement and Plan of Reorganization dated June 25, 1998 (incorporated by reference to Exhibit 2(b) to our registration statement on Form 10SB-12G filed on May 6, 1999 (file no. 000-24969)).
3.1***	Certificate of Incorporation of the Company.
3.2***	Bylaws of the Company
10.1*	License Agreement, dated March 26, 1998, between the Company and Georgia Tech Research Corporation (incorporated by reference to Exhibit 10(e) to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no. 000- 24969)).
10.2*	First Amendment to the License Agreement dated January 8, 2001, between the Company and Georgia Tech Research Corporation (incorporated by reference to Exhibit 10.2 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).
10.9*	Facilities/Services Agreement between the Company and Microphase Corporation, dated as of July 1, 1998 (incorporated by reference to Exhibit 10.9 to our registration statement on Form S- 1 filed on June 18, 2001 (file no. 33- 63262).
10.10*	Company's 2001 Stock Incentive incorporated by reference to Exhibit C to Preliminary Proxy on Schedule 14A filed on March 21, 2001 (file no. 000- 30202).
10.18***	Development Agreement effective February 3, 2004 between Lucent Technologies, Inc. and mPhase Technologies, Inc for development of micro fuel cell Nano Technology.
10.21***	Development Agreement effective March 1, 2005 between Lucent Technologies Inc and mPhase Technologies relating to development of Magnetometers.
10.22***	Amendment No. 2 to Development Agreement executed as of March 9, 2005 amending Development Agreement effective as of February 5, 2004, as amended relating to Micro Power Source Cells between mPhase Technologies, Inc. and Lucent Technologies, Inc.
10.33***	Amendment No. 3 dated May 19, 2006 to Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc. effective February 3, 2004 for Development of micro fuel cell Nanotechnology.
10.34***	Amendment No. 4 dated February 3, 2007 to Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc. effective February 3, 2004 for Development of micro fuel cell Nanotechnology.
10.35***	Cooperative Research Agreement Rutgers University and mPhase Technologies, Inc. executed October 18, 2005.
10.36***	Modification No. 1 to Cooperative Research Agreement with Rutgers University dated February 22, 2006.
10.37***	Modification No. 2 to Cooperative Research Agreement with Rutgers University dated September 22, 2006.
10.38***	Modification No. 3 to Cooperative Research Agreement with Rutgers University dated February 7, 2007.
10.40***	CT NanoBusiness Alliance Consulting Agreement dated May 10, 2007.
10.41***	Amendment No.5 dated April 28, 2007 to Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc. effective February 3, 2004 for Development of micro fuel cell Nanotechnology.
10.43*	Cooperative Research and Development Agreement between US Army Picatinny Arsenel and mPhase Technologies, Inc. dated December 20, 2006. (Exhibit 43 to Form S-1 filed July 12, 2007, File No. 333-144527).
10.44***	Small Business Technology Transfer Collaboration Agreement between Rutgers University and mPhase Technologies, Inc. dated June 25, 2007
10.46*	Phase I Army Grant dated July 7, 2007 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)
10.47*	Securities Purchase Agreement dated December 11, 1007 between mPhase Technologies, Inc. and Golden Gate Investors and Related Documents in connection with $1,500,000 Convertible Debenture Financing (Form 10-K filed October 7, 2009, Commission File No. 000-24969)
10.48*	Securities Purchase Agreement dated February 29, 2008 between St. George Investments and mPhase Technologies, Inc and Related Documents in connection with $550,000 Convertible Debenture Financing. (Form 10-K filed October 7, 2009, Commission File No. 000-24969)
10.49*	Documentation including $350,000 Convertible Note and $1,000,000 Convertible Note and Secured Note for $1,000,000 Financing between mPhase Technologies, Inc. and JMJ Financial dated March 25, 2008 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)
10.52*	Phase II Army Grant dated August 29, 2008 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)
10.53*	Securities Purchase Agreement dated September 12, 2008 between mPhase Technologies, Inc. and La Jolla Cove Investors and Related Documents in connection with $2,000,000 Convertible Debenture Financing (Form 8K filing dated September 18, 2008)
10.54*	Design Development Agreement between mPhase Technologies, Inc. and Porsche Design Studio for Emergency Flashlight dated November 3, 2008. (Form 8K filed on March 12, 2009) **
10.55*	Documentation dated December 31, 2008 for $1,100,000 Convertible Note and Secured Note Financing between mPhase Technologies, Inc. and JMJ Financial and Amendment to $350,000 Convertible Note Financing (Form 8K Filing dated January 21, 2009, Commission File No. 000-24969)
10.56*	Eagle Picher Proposal for mPhase Technologies, Inc. dated January 26, 2009 for design and development of mechanically-activated Reserve Battery to be used in Emergency Flashlight. (Form 8-K filed January 30, 2009)**
10.57*	Termination Agreement with Golden Gate Investors dated March 17, 2009 with respect to Convertible Debenture Financing dated December 11, 2007 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)
10.59*	Documentation including $1,870,000 Convertible Note and Secured Note for Financing with JMJ Financial dated August 21, 2009 (Form 8K Filing dated August 21, 2009, Commission File No. 000-24969)
10.60*	Documentation including two $1,200,00 Convertible Notes executed September 23, 2009 and November 17, 2009 and Secured Notes relating thereto in connection with financing with JMJ Financial (Form Amendment No. 3 to Form 10Q for the period ended December 31, 2009 file September 3, 2010, Commission File No. 000-30202)
21***	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

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

mPHASE TECHNOLOGIES, INC.
Dated: December 3, 2010	By:	/s/ RONALD A. DURANDO
Ronald A. Durando
President, CEO

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Ronald A. Durando, Chief Executive Officer, Director	December 3, 2010
Gustave T. Dotoli, Chief Operating Officer, Director	December 3, 2010
Martin S. Smiley, Executive Vice President, Chief Financial Officer and General Counsel	December 3, 2010

Anthony Guerino, Director	December 3, 2010
Abraham Biderman, Director	December 3, 2010
Victor Lawrence, Director	December 3, 2010