Form 10-Q/A
period 2009-12-31
MPHASE TECHNOLOGIES INC
filed 2011-01-11
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment no. 6)

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

Explanatory Note

This Form 10-Q/A (6) is being filed for the purpose of including as separate exhibits, documentation in connection with Convertible Securities transactions entered into on September 23, 2009 and November 17, 2009.

EXHIBITS	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

99.1	Documents pertaining to the Convertible Securities transaction entered into on September 23, 2009

99.2	Documents pertaining to the Convertible Securities transaction entered into on November 17, 2009

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: January 11, 2011	By: /s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President
Chief Financial Officer and General Counsel