Form 10-Q/A
period 2009-12-31
MPHASE TECHNOLOGIES INC
filed 2011-02-11
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment no. 7)

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

Explanatory Note

This Form 10-Q/A (7) is being filed for the purpose of including as separate corrected exhibits, documentation in connection with Convertible Securities transactions entered into on September 23, 2009 and November 17, 2009.

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

mPHASE TECHNOLOGIES, INC.

Dated: February 11, 2011	By: /s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President
Chief Financial Officer and General Counsel