Form 10-Q
period 2010-12-31
MPHASE TECHNOLOGIES INC
filed 2011-02-15
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED December 31, 2010

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

YES [ X ] NO [    ]

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF February 14 2010 IS 1,471,280,041 SHARES, ALL OF ONE CLASS OF $.01 PAR VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION	3

Item 1	Consolidated Balance Sheets June 30, 2010 (Audited) and December 31, 2010 (Unaudited), as Restated	3
	Unaudited Consolidated Statements of Operations-Three Months Ended December 31, 2009 and 2010 and from October 2, 1996 (Date of Inception) to December 31, 2010	4
	Unaudited Consolidated Statements of Operations-Six Months Ended December 31, 2009 and 2010 and from October 2, 1996 (Date of Inception) to December 31, 2010	5
	Unaudited Consolidated Statement of Changes in Stockholders' Equity (Deficit) Six Months Ended December 31, 2009 and 2010	6
	Unaudited Consolidated Statement of Cash Flow-Six Months Ended December 31, 2009 and 2010 and from October 2, 1996 (Date of Inception) to December 31, 2010	7
	Notes to Consolidated Financial Statements	8
Item 2	Management's Discussion and Analysis of Financial Condition and Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4	Controls and Procedures	29
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	33
Item 4.	(Removed and Reserved)
Item 5.	Other Information	33
Item 6	Exhibits and Reports on Form 8-K	33
Signature Page		34

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2010
	(audited)	(unaudited)

ASSETS
CURRENT ASSETS
Cash	$228,437	$234,458
Accounts receivable	122,478	22,025
Inventory	98,807	127,900
Prepaid and other current assets	208,707	374,875
Current Portion, Note receivable	2,700,000	2,700,000

TOTAL CURRENT ASSETS	$3,358,429	$3,459,258

Property and equipment, net	62,311	54,673
Notes receivable, net of contra reserve for utilization of corresponding Convertible Debenture agreement with La Jolla of $600,000 and $1,200,000	2,464,000	963,400

TOTAL ASSETS	$5,884,740	$4,477,331

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$539,444	$696,421
Accrued expenses	540,203	583,615
Due to related parties	19,214	29,662
Notes payable, related parties	870,817	806,837
Short term notes	65,000	65,000
Accounts Payable and Accrued Expenses-Discontinued Activities	1,112,872	1,112,872
Current Portion, Long term debt	10,352	10,124

TOTAL CURRENT LIABILITIES	$3,157,902	$3,304,531

Long term portion Equipment loan	27,703	25,703

OTHER OBLIGATIONS CONVERTIBLE TO EQUITY- (Note 3 )
Convertible debt derivative liability	5,966,149	2,397,506
Convertible debentures, net of discount of $2,628,739 and $1,740,410 on June 30, 2010 and Sept 30, 2010, respectively	4,577,710	3,883,090

COMMITMENTS AND CONTINGENCIES -(Note 4)

STOCKHOLDERS' DEFICIT
Common stock, par value $.01, 2,000,000,000 shares authorized 1,163,751,952 and 1,361,432,713 shares issued and outstanding at June 30, 2010 and December 31, 2010, respectively	11,637,519	13,614,327
Additional paid in capital	174,683,294	174,144,331
Deficit accumulated during development stage	(194,157,564)	(192,884,184)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	($7,844,724)	($5,133,499)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,884,740	$4,477,331

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

		For the Three		For the Three	Date of
		Months Ended		Months Ended	Inception to
		December 31,		December 31,	December 31,
		2009		2010	2010

REVENUES		$34,538		$1,343	$724,580

COSTS AND EXPENSES

Cost of Sales				5,191	80,362

Research and Development (including non-cash stock related charges of $0, $0 and $205,733 for the three months Dec 31, 2009 & 2010 and inception to date respectively)		579,247		140,815	11,966,740

General and Administrative (including non-cash stock related charges of $0, $0 and $12,691,409 for the three months Dec 31, 2009 & 2010 and inception to date respectively)		489,232		446,701	26,376,569

Depreciation and Amortization		7,286		3,873	570,585

TOTAL COSTS AND EXPENSES		1,075,765		596,580	38,994,256

OPERATING LOSS		$(1,041,227)		$(595,237)	$(38,269,676)

OTHER INCOME (EXPENSE)
Interest (Expense)		(42,117)		(25,401)	(2,541,591)
Net Reparation, Impairment and Other Income (Expense)		(35,530)		-	(6,593,027)
Net Credits (Charges) related to Convertible Debt		(2,381,263)		(100,471)	(691,581)

TOTAL OTHER INCOME (EXPENSE)		(2,458,910)		(125,872)	(9,826,199)

Income (Loss) From Continuing Operations, before Income Taxes		$(3,500,137)		$(721,109)	$(48,095,875)

Income (Loss) From Discontinued Operations,
Net of Income Taxes of $0 in 2009 and 2010, offset by benefit from tax loss carryforwards of $0 in 2009 and 2010 (including non-cash stock related charges of $0, $0 and $ 57,515,718 for the three months Dec 31, 2009 & 2010 and inception to date respectively)		-		-	(144,788,309)
Income Taxes		-		-	-

Net Income (Loss)		$(3,500,137)		$(721,109)	$(192,884,184)

Net Income (Loss) per share from:
Continuing Operations-basic		$(0.00)		$(0.00)
Continuing Operations-diluted	$	N/A	$	N/A
Discontinued Operations		$-		$-

Weighted Average Number of Shares Outstanding:
Basic		1,025,537,377		1,226,037,125
Diluted		N/A		N/A

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Date of
	For The Six Months Ended		Inception to
	December 31,		December 31,
	2009	2010	2010

REVENUES	$86,375	$30,151	724,580

COSTS AND EXPENSES

Cost of Sales	-	14,658	80,362

Research and Development (including non-cash stock related charges of $0, $0 and $205,733 for the six months Dec 31, 2009 & 2010 and inception to date respectively)	1,093,573	334,595	11,966,740

General and Administrative (including non-cash stock related charges of $0, $62,945 and $12,691,409 for the six months Dec 31, 2009 & 2010 and inception to date respectively)	910,056	969,695	26,376,569

Depreciation and Amortization	12,571	7,746	570,585

TOTAL COSTS AND EXPENSES	2,016,200	1,326,694	38,994,256

OPERATING LOSS	$(1,929,825)	$(1,296,543)	(38,269,676)

OTHER INCOME (EXPENSE)
Interest (Expense)	(722,817)	(55,341)	(2,541,591)
Net Reparation, Impairment and Other Income (Expense)	(31,246)	-	(6,593,027)
Net Credits (Charges) related to Convertible Debt	(1,213,193)	2,625,264	(691,581)

TOTAL OTHER INCOME (EXPENSE)	$(1,967,256)	2,569,923	(9,826,199)

Income (Loss) From Continuing Operations, before Income Taxes	$(3,897,081)	$1,273,380	(48,095,875)

Income (Loss) From Discontinued Operations,
Net of Income Taxes of $0 in 2009 and 2010, offset by benefit from tax loss carryforwards of $0 in 2009 and 2010 (including non-cash stock related charges of $0, $0 and $ 57,515,718 for for six months Dec 31, 2009 & 2010 and inception to date respectively)	-	-	(144,788,309)
Income Taxes	-	-	-

Net Income (Loss)	$(3,897,081)	$1,273,380	(192,884,184)

Net Income (Loss) per share from:
Continuing Operations-basic	$(0.00)	$0.00
Continuing Operations-diluted	N/A	$0.00
Discontinued Operations	$-	$-

Weighted Average Number of Shares Outstanding:
Basic	934,821,600	1,226,037,125
Diluted	N/A	1,649,798,040

The accompanying notes are an integral part of these consolidated financial statements.

5

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM JULY 1, 2010
THROUGH DECEMBER 31, 2010
(Unaudited)

	Common Stock
				Additional		Shareholders'
		$.01 Par	Treasury	Paid in	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Deficit	Equity

Balance July 1, 2010	1,163,751,952	$11,637,519	$(7,973)	$174,683,294	$(194,157,564)	$(7,844,724)

Conversions of Convertible Debentures plus accrued interest	167,605,761	1,676,058		(413,658)		1,262,400

Issuance of Common Stock for Services	5,075,000	50,750		12,195		62,945

Issuance of Common Stock to accredited investors in private placement, net of $12,500 fees	25,000,000	250,000		(137,500)		112,500

Net Income for the Six Months ended December 31, 2010					1,273,380	1,273,380

Balance December 31, 2010	1,361,432,713	13,614,327	$(7,973)	174,144,331	$(192,884,184)	$(5,133,499)

The accompanying notes are an integral part of these consolidated financial statements.

6

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			2-Oct-96
	Six Months Ended		(Date of Inception)
	December 31,		To December 31,
	2009	2010	2010

Cash Flow From Operating Activities:
Net Income (Loss) From Continuing Operations	($3,897,081)	$1,273,380	($48,095,875)
Net Income (Loss) From Disontinued Operations	$0	$0	($144,788,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,397	13,571	7,451,227
(Gain) loss on debt extinguishments	-	-	(1,084,608)
Non-cash charges relating to issuance of common stock,	-	-	0
common stock options and warrants	43,050	62,945	70,314,689
Reparation charges	35,530	-	8,264,264
Derivative Value and Debt Discount charges	1,213,193	(2,625,264)	1,341,732
Write off of Granita Inventory/ Sovereign Investmen	-	-	615,910
Other non cash charges including amortization of deferred compensation and beneficial conversion interest expense	669,276	-	2,712,901
Changes in assets and liabilities:		-
Accounts receivable	4,240	100,453	405,851
Inventories	-	(29,093)	(638,371)
Prepaid expenses and Other current assets	(52,710)	(166,168)	(293,814)
Other			906,535
Accounts payable, Accrued expenses, Deferred revenue	125,936	445,686	9,012,010
Due to/from related parties Microphase / Janifast//Lintel	(118,045)	(10,448)	5,482,325
Officers and Other	(17,604)	-	1,711,357
Net cash used in operating activities	($1,975,818)	($934,938)	($86,682,176)

Cash Flow from Investing Activities:
Payments related to patents and licensing rights	-	-	(450,780)
Purchase of fixed assets	(15,000)	(5,933)	(3,308,493)
Investment in Sovereign	-	-	(110,000)
Net Cash (used) in investing activities	($15,000)	($5,933)	($3,869,273)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock, exercises of warrants, net of finders fees	180,000	112,500	83,036,379
Payment of short term notes & equipment loans	(2,256)	(2,228)	(1,290,773)
Advances from Microphase	-	-	347,840
Issuance of Convertible Debentures	-	-	766,500
Net Proceeds (Repayment) from notes payable related parties	-	(63,980)	(424,639)
Proceeds from the collection of Notes Receivable under securities purchase agreements	2,236,000	900,600	7,836,600
Sale of minority interest in Granita subsidiary	-	-	514,000
Net cash provided by financing activities	$2,413,744	$946,892	$90,785,907

Net increase (decrease) in cash	$422,926	$6,021	$234,458

CASH AND CASH EQUIVALENTS, beginning of period	100,138	228,437	-
CASH AND CASH EQUIVALENTS, end of period	$867,295	$234,458	$234,458

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

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ending December 31, 2010 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended June 30, 2010.

Through December 31, 2010, the Company had incurred cumulative (a) development stage losses totaling $(192,884,184) (b) stockholders' deficit of ($5,133,499), and (c) negative cash flow from operations equal to ($86,682,176). At December 31, 2010, the Company had $234,458 of cash and $22,025 of trade receivables to fund short-term working capital requirements. In addition, the Company relies on the continuation of funding under certain convertible securities agreements (See Note 3) The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

The Company uses the First In First Out method (FIFO) to account for inventory which is carried at cost. As of June 30, 2010 inventory consisted primarily of component parts related to the Emergency Flashlight and was valued at $98,807. As of December 31, 2010 (unaudited) inventory consisted primarily of component parts related to the Emergency Flashlight and was valued at $127,900. Appropriate reserves have been taken to assure that the cost of such inventory does not exceed the expected resale value of each configuration of the component parts as specified for the current model and pending higher end model of the Emergency Flashlight line.

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

LOSS PER COMMON SHARE, BASIC AND DILUTED – Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had warrants to purchase 75,218,017 shares of its common stock and options to purchase 29,974,502 shares of its common stock outstanding at December 31, 2010 as well as convertible debentures and convertible notes plus accrued interest thereon held by officers of the Company convertible into approximately 206,724,796 and 107,758,267 shares of the Company's common stock based upon the conversion terms at June 30, 2010. The inclusion of the warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share and have been omitted in such computation in periods reporting a loss.

MATERIAL EQUITY INSTRUMENTS

The Company has material equity instruments including Convertible Debentures and Convertible Notes that are accounted for as Derivative liabilities (SEE BELOW) and options and warrants that are evaluated quarterly for potential reclassification as liabilities pursuant to by FASB Standards Codification Topic 815 (previously known EITF 00-19) (SEE ALSO NOTE 3 under the caption "Other Equity")

2. SUPPLEMENTAL CASH FLOW INFORMATION

For the six months ended December 31,
	2009	2010
Extension Fee on Convertible Debt Extension	$0	$55,000
Interest Received from Notes Receivable	$137,500	$74,400
Interest Accrued Unpaid	$261,975	$353,030
Non Cash Investing and Financing Activities: Stock issued in settlement of accounts payable and accrued expenses	$200,000	$--
Conversion of Convertible Debt and Accrued Interest	$1,680,725	$1,262,400
Beneficial Conversion of Officers’ Notes and Conversion of Accounts Payable	$669,276	$-0-
Convertible Debt Issued for Notes Receivable	$2,800,000	$-0-

3. EQUITY TRANSACTIONS AND CONVERTIBLE DEBT

mPhase initially authorized capital of 50,000,000 shares of common stock with no par value. On February 23, 2000, the Board of Directors proposed, and on May 22, 2000 the shareholders approved, an increase in the authorized capital to 150,000,000 shares of common stock. On June 15, 2004, a Special Meeting of Shareholders of the Company approved a proposal by the Company to amend the Company's Certificate of Incorporation under New Jersey law to increase the authorized shares of common stock from 150 million to 250 million shares and change the par value of all shares of common stock from no par to $0.01 par stock.. Effective June 2005, June 2006, and June 2008, the Company received authorization to increase the number of authorized shares to 500 million, 900 million and 2 billion, respectively. As of December 31, 2010 the Company has 2 billion authorized shares of common stock.

On April 25, 2009, July 15, 2010, and again on November 1, 2010, the Board of Directors approved motions to further increase, subject to shareholder approval, the authorized shares of common stock to 3 billion shares, 4 billion shares and 5 billion shares, respectively.

Private Placements

During the six months ended December 31, 2010, the Company issued 25,000,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $125,000 and paid finder’s fees in the amount of $12,500. The proceeds were used by the Company as working capital.

During the six months ended December 31, 2009 the Company issued 26,666,667 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $200,000 and paid finder’s fees in the amount of $20,000. The proceeds were used by the Company as working capital.

Stock Based Compensation

During the six months ended December 31, 2010, the Company did not issue any stock compensation, warrants or options to officers or employees and issued 5,075,000 shares of its common stock to consultants valued at $62,945.

During the six months ended December 31, 2009, the Company issued 2,000,000 shares of common stock to employees and consultants valued at $43,050.

Conversion of Debt Securities and Strategic Vendor Payables

During the six months ended December 31, 2010, $1,262,400 of convertible debt and accrued interest thereon was converted into 1,676,058 shares of common stock.

During the six months ended December 31, 2009, $1,630,725 of convertible debt and accrued interest thereon was converted into 108,506,180 shares of common stock.

Long Term Convertible Debentures / Note Receivable / Debt Discount

The Company had 7 separate convertible debt arrangements with independent investors active during the quarter ended June 30, 2010. During the six months ended December 31, 2010, $1,262,400 of these convertible debt arrangements and accrued interest thereon was converted into 1,676,058 shares of common stock. These transactions are intended to provide liquidity and capital to the Company and are summarized below.

Arrangement #1(La Jolla Cove Investors, Inc.)

On Sept 11, 2008, the Company received proceeds of $200,000 under a Securities Purchase Agreement from La Jolla Cove Investors, Inc. This transaction involves three related agreements: 1) a Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $2,000,000 of funds, 2) a convertible debenture totaling $2,000,000, with an interest rate of 7 1/4% and a maturity date of September 30, 2011, and 3) a secured note receivable in the amount of $1,800,000, with an interest rate of 8 1/4% and maturity date of September 30, 2011 due from the holder of the convertible debenture.

Conversion of outstanding debentures into common shares is at the option of the holder at a price equal to the dollar amount of the debenture divided by the lesser of $.35 per share or 80% of the three lowest volume weighted average price during a 20 day trading period. At the time of the transaction (September 11, 2008), the derivative value of this security was calculated to be $1,176,471.On June 30, 2010 the derivative value of this security was calculated to be $1,080,475. On December 31, 2010, given the changes in the Company’s stock price during the 20 day look-back period for December 31, 2010, this value had decreased to $488,351, a $188 decrease this quarter creating a non-cash credit to earnings for the quarter ended December 31, 2010 of that amount. During the three month period ended December 31, 2010, amortization of debt discount amounted to $0, reducing the balance to $0.

On September 24, 2010 the Company received a letter notice of default from the holder which the Company has denied in a reply to the holder in writing. The Company believes that it is in compliance with the terms of the arrangement and that no default in exists.

Arrangement #2 (JMJ Financial, Inc.)

On August 19, 2009, the Company received proceeds of $250,000 in connection with a third agreement with JMJ Financial. This transaction involves 1) a convertible note in the amount of $1,870,000, plus a one- time interest factor of 12% ($224,400) and a maturity date of August 10, 2012, and 2) a secured note receivable in the amount of $1,700,000 plus a one- time interest factor of 13.2% ($224,400) and a maturity date of August 10, 2012 due from the holder of the convertible note.

Conversion of outstanding into common shares is at the option of the holder. The number of shares into which this note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. At the commitment date the embedded conversion feature of such security was $1,054,395 and the debt discount valued at $1,224,395 and at June 30, 2010 this estimated liability was calculated to be $271,339. On December 31, 2010, given the fact that the convertible note had been fully converted this value had decreased to $0.

Arrangement#3 (JMJ Financial, Inc.)

On September 30, 2009, the Company received a total of $150,000 of proceeds in connection with another agreement with JMJ Financial. This transaction involves 1) a convertible note in the amount of $1,200,000 plus a one- time interest factor of 12% ($144,000) and a maturity date of September 23, 2012, and (2) a secured note in the amount of $1,100,000 plus a one- time interest rate factor of 13.2% ($144,000 each) and a maturity date of September 23, 2012 due from the holder of the convertible note.

Conversion of outstanding into common shares is at the option of the holder. The number of shares into which this note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. In addition, the Company received a commitment from JMJ Financial to enter into an identical financing not later than 60 days from September 23, 2009. At the commitment date the embedded conversion feature of such security was $480,000 and the debt discount valued at $580,000 and at June 30, 2010 this estimated liability was calculated to be $938,843. On December 31, 2010, given the changes in the Company’s stock price during the 20 day look-back period and conversions by the holder for the quarter ended December 31, 2010, this value had decreased to $258,971, a decrease of $225,742 this quarter, creating a non-cash credit to earnings for the quarter ended December 31, 2010 of that amount. During the six month period ended December 31, 2010, amortization of debt discount amounted to $85,926 reducing the balance to $300,742.

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

At the commitment date, the derivative value of the embedded conversion feature of such security was $536,000 and the debt discount was valued at $636,000 and at June 30, 2010 this estimated liability was calculated to be $938,843. On December 31, 2010, given the changes in the Company’s stock price during the 20 day look-back period for December 31, 2010, this value had decreased to $461,419, a decrease this quarter of $23,294, creating a non-cash credit to earnings for the quarter ended December 31, 2010 of that amount. During the six month period ended December 31, 2010, amortization of debt discount amounted to $113,852 reducing the balance to $398,480.

Arrangement #5 (JMJ Financial, Inc.)

On December 15, 2009, the Company entered into a new financing agreement with JMJ Financial that consists of the following: 1) a convertible note issued by the Company in the amount of $1,500,000 plus a one-time interest factor of 12% ($180,000) and a maturity date of December15, 2012 and (2) a secured promissory note in the amount of $1,400,000 plus a one-time interest rate factor of 13.2% ($180,000 ) and a maturity date of December 15, 2012 due from the holder of the convertible note. The number of shares into which this convertible note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion.

At the time of the transaction, the derivative value of the embedded conversion feature of this security was calculated to be $542,714 and at June 30, 2010 this estimated liability was calculated to be $1,173,555. On December 31, 2010, given the changes in the Company’s stock price during the 20 day look-back period for December 31, 2010 this value had decreased to $576,773, a decrease this quarter of $29,118, creating a non-cash credit to earnings for the quarter ended December 31, 2010 of that amount. During the six month period ended December 31, 2010, amortization of debt discount amounted to $96,569 reducing the balance to $421,983.

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

The number of shares into which this convertible note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. At the time of the transaction, the derivative value of the embedded conversion feature of this security was calculated to be $421,891and at June 30, 2010 the estimated liability was calculated to be $938,843. On December 31, 2010, given the changes in the Company’s stock price during the 20 day look-back period for December 31, 2010 this value had decreased to $461,419, a decrease of $23,294 this quarter, creating a non-cash credit to earnings for the quarter ended December 31, 2010 of that amount. During the six month period ended December 31 2010, amortization of debt discount amounted to $95,752 reducing the balance to $383,009.

Arrangement #7 ( J. Fife)

On March 3, 2010, the Company entered into a new financing agreement with J. Fife that consists of a convertible note issued by the Company in the principal amount of $550,000 bearing interest at 7.5% per annum in which the Company received $495,000 cash up front. The convertible note has a maturity date of 4 years from the date of issuance. In addition, the Company has committed to issue in the future 2 additional promissory notes each in the principal amount of $275,000, each with an interest rate of 7.5% and each upon the receipt of $250,000 of cash funding in exchange for such notes. The issuance of each of such notes is expected to take place upon the full conversion by the holder of its previous note into common stock of the Company. Conversion of each of the convertible notes into common stock of the Company is at the option of the holder at a price equal to the dollar amount of the note being converted divided by 75% of the three lowest volume weighted average prices during the 20 day trading period immediately preceding the date of conversion.

At the time of the transaction, the embedded conversion feature of this security was calculated to be $193,767, and at June 30, 2010 the estimated liability was calculated to be $418,478. On December 31, 2010, given the changes in the Company’s stock price during the 20 day look-back period for December 31, 2010 the value had decreased to $131,916 a decrease this quarter of $74, creating a non-cash credit to earnings for the quarter ended December 31, 2010 of that amount. During the six month period ended December 31, 2010, amortization of debt discount amounted to $170,716 reducing the balance to $56,905.

On October 22, 2010 the Company entered into a Forbearance Agreement with this Convertible Note holder in which the lender agreed not to convert any additional amounts under the convertible notes until January 15, 2011 in exchange for increasing the original principal amount of those notes by 10%.. The then outstanding notes totaled $550,000 resulting in a charge of $55,000 for debt extension fees corresponding with the addition to the note principle. This incremental liability in the convertible notes is also convertible into common stock of the Company at the option of the holder at a price equal to the dollar amount of the note being converted divided by 75% of the three lowest volume weighted average prices during the 20 day trading period immediately preceding the date of conversion.

At the time of the transaction, the embedded conversion feature of this security for this incremental liability was calculated to be $20,005. On December 31, 2010, given the changes in the Company’s stock price during the 20 day look-back period for December 31, 2010 the value had decreased to $18,845 a decrease this quarter of $1,160 creating a non-cash credit to earnings for the quarter ended December 31, 2010 of that amount. During the same period ended December 31, 2010, amortization of debt discount amounted to $10,379 reducing the balance to $9,627.

The following table summarizes notes receivable under convertible debt and debenture agreements as of June 30, 2010 and December 31, 2010 (unaudited):

	June 30, 2010	December 31, 2010
		(unaudited)
	Amount	Amount
Arrangement #1- LaJolla Cove Investors, Inc.	$1,800,000	$1,800,000
less: reserve for utilization -LaJolla Cove Investors, Inc	$(600,000)	$(1,200,000)
Arrangement #3 - JMJ Financial, Inc	$950,000	$49,400
Arrangement #4 - JMJ Financial, Inc	$914,000	$914,000
Arrangement #5 - JMJ Financial, Inc	$1,100,000	$1,100,000
Arrangement #6 - JMJ Financial, Inc	$1,000,000	$1,000,000
total notes receivable	$5,164,000	$3,663,400
less: current portion, expected to be drawn within a year	$(2,700,000)	$(2,700,000)
Notes Receivable-long term portion	$2,464,000	$963,400

The following table summarizes notes payable under convertible debt and debenture agreements as of June 30, 2010 and December 31, 2010 (unaudited):

	June 30,	December
	2010	31, 2010
		(unaudited)
	Amount	Amount
Arrangement #1- LaJolla Cove Investors, Inc.	$1,810,000	$1,810,000
less: reserve for utilization -LaJolla Cove Investors, Inc	$(600,000)	$(1,200,000)
Arrangement #2 - JMJ Financial, Inc	$346,500	$--
Arrangement #3 - JMJ Financial, Inc	$1,200,000	$673,500
Arrangement #4 - JMJ Financial, Inc	$1,200,000	$1,200,000
Arrangement #5 - JMJ Financial, Inc	$1,500,000	$1,500,000
Arrangement #6 - JMJ Financial, Inc	$1,200,000	$200,000
Arrangement #7 - J. Fife	$550,000	$440,000
total notes payable	$7,206,500	$5,263,500
less: unamortized debt discount	$(2,628,790)	$(1,740,410)
Convertible Notes payable-long term portion	$4,577,710	$3,883,090

DERIVATIVE LIABILITY

The Company has estimated the value of the derivative liability associated with its convertible debt. Such estimate is based on a Black Scholes calculation at the time the debt was issued. At each reporting period, the value of this liability is marked to market and adjusted accordingly. Such adjustments are included in Other Income (Expense)

Other Equity

During the years ended June 30, 2008 and 2009, the Company reevaluated warrants contracts to purchase 13,104,168 shares at fixed prices ranging from $.05 to $.15 per share originally issued during fiscal year ended June 30, 2008 pursuant to FASB Standards Codification Topic 815 (previously known as EITF 00-19), which reevaluation was to review if the Company should record an additional Derivative Liability which would be recordable if the other convertible instruments the Company has outstanding, primarily the Convertible Debentures and Notes discussed above, would limit or prevent the Company from honoring the conversion of these fixed price warrants during their contract term.

The evaluation was performed on a contract by contract basis to equity instruments subject to FASB Standards Codification Topic 815 (previously known as EITF 00-19), namely warrants discussed above and the Convertible Debenture and Convertible Note agreements. The Company utilized a sequencing method prescribed by FASB Standards Codification Topic 815 (previously known as EITF 00-19), based upon applying shares available to contracts with the earliest inception date first.

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

The liability was recorded at the fair market value, which estimated value was based upon the contractual life of the free standing warrants, using the Black Sholes pricing model, based on the following weighted average assumptions: annual expected return of 0%, an average life of 5 years, annual volatility 81% and a risk-free interest rate 2.25% . At the issuance date of the free standing warrants, which warrants were issued during the fourth quarter of fiscal June 30, 2008, the estimated value approximated $1,006,200 and, as recalculated on the quarterly measurement dates, at June 30, 2008 the estimated value approximated $433,300. During the fiscal year ended 2009, the estimated value was determined to no longer be material. The net change in the contingent liability was credited to the change in derivative value in the Consolidated Statement of Operations for the fiscal years ended June 30, 2008 and 2009 in the amounts of $572,900 and $433,300, respectively, for each of these periods in accordance FASB Standards Codification Topic 815 (previously known as EITF 00-19).

Subsequent to September 30, 2009, the Company has not entered into, and presently the Company does not have, any contracts for warrants or other equity instruments subject to reclassification to liabilities as prescribed by FASB Standards Codification Topic 815 (previously known as EITF 00-19).

4. COMMITMENTS AND CONTINGENCIES

mPhase has entered into various royalty agreements with respect to products in its former telecommunications business that was recently discontinued.

The Company has offered and sold convertible notes to JMJ Financial in the aggregate principal amount plus accrued interest of $10,270,000 through January 27, 2011. Such convertible notes provide cash funding to the Company of up to $9,500,600. Through January 27, 2011, approximately $6,025,000 of cash has been received by the Company, $5,399,900 of which has been converted by JMJ Financial into a substantial number of shares of common stock without registration under the Securities Act of 1933, as amended, or qualification under state securities laws. The Company believes that any sales of common stock by JMJ are in full compliance with Rule 144 of the Securities Act of 1933, as amended, and has obtained an opinion of outside counsel regarding such compliance.

Nevertheless, it is possible such compliance could be challenged in the future by either regulatory agencies or shareholders. In particular, questions regarding the economic risk of JMJ Financial with respect to the collateral required under the Secured Note could be raised since the Secured Note contains a prepayment provision allowing JMJ to prepay such note, in full, by returning the Convertible Note. If a court of law determines that any offer or sale of common stock of the Company received in a conversion by JMJ Financial was not in compliance with Rule 144 then JMJ could be deemed to be an underwriter. The result would be that the Company would have been engaged in a primary offering of common stock through an underwriter in violation of the registration requirements of the Securities Act of 1933, as amended.

The Securities Act of 1933, as amended, requires that any claim for rescission be brought within one year of the violation. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the date of the violation. At January 27, 2010, approximately 314 million shares of our outstanding common stock issued in respect of our convertible note transactions with JMJ Financial could be subject to rescission with a potential liability approximating $3.53 million, including a liability of approximately $378,000 for interest at 10% per annum.

Legal Proceedings

From time to time mPhase may be involved in various legal proceedings and other matters arising in the normal course of business.

5. FAIR VALUE MEASUREMENTS

Effective July 1, 2008, we adopted Accounting Standards Codification (“ASC”) 820-10-20, Fair Value Measurements, which provides a framework for measuring fair value under GAAP. ASC 820-10-20 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10-20 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820-10-20 also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels. Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active markets. Financial assets and liabilities valued using level 2 inputs are based primarily on quoted prices for similar assets or liabilities in active or inactive markets. For certain long-term debt, the fair value was based on present value techniques using inputs derived principally or corroborated from market data. Financial assets and liabilities using level 3 inputs were primarily valued using management’s assumptions about the assumptions market participants would utilize in pricing the asset or liability. Valuation techniques utilized to determine fair value are consistently applied.

The table below presents a reconciliation for liabilities measured at fair value on a recurring basis at December 31, 2009 and December 31, 2010:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivative Liability
	December 31, 2009	December 31, 2010
	$2,380,816	$4,577,710
Balance at July 1
Decrease in Derivative Liability	(41,647)	(3,588,646)
Debt Discounts	2,613,109	2,893,426
Balance at December 31	$4,952,278	$3,883,090

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

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At December 31, 2010, the carrying value of the notes payable and accrued interest was approximately $7.44 million. The JMJ Convertible Notes, which are due at various times through December 2012, yield an interest rate of 12%. Refer to Note 3 of these financial statements for more information about the Company’s notes payable.

6. RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase's President, Chief Operating Officer and Chairman of the Board of the Company are also officers of Microphase and mPhase's President and Chairman of the Board are shareholders of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase whereby it would use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase whereby mPhase would reimburse Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services has been $5,000 per month and in July, 2008, such fees were reduced to $3,000 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis.

During the six months ended December 31, 2009 and December 31, 2010 and from inception (October 2, 1996), $144,846 $12,419 and $9,398,327 respectively, have been charged to expense. As a result of the foregoing transactions as of December 31, 2010, the Company had a $43,162 payable to Microphase, of which $12,500 is included in Accounts Payable.

JANIFAST LTD.

The Company historically has purchased products and incurred certain research and development expenses with Janifast Ltd that had offices in Hong Kong and a manufacturing operation in the Peoples Republic of China in connection with products associated with its former telecommunications business that was recently discontinued as a business. Janifast Ltd was owned by a company in which two directors and one former director of mPhase were significant shareholders. In March of 2009 Janifast Ltd ceased operations owing to financial distress and adverse global financial and credit conditions.

Janifast Limited had been a significant shareholder of the Company until September 19, 2009, when it transferred to Mr. Durando 11,735,584 shares, representing all the shares of the Company held by Janifast, in consideration of the cancellation in loan obligations of $181,901.57 to Mr. Durando in connection with the plan of its liquidation.

During the three months ended December 31, 2009 and 2010 and the period from inception (October 2, 1996), $0, $0 and $16,031,811 respectively, have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On December 31, 2010, Mr. Biderman's affiliated firm of Palladium Capital Advisors was owed unpaid finders fees in the amount of $150,000.

During the six months ended December 31, 2010, the Company issued 5,075,000 shares to consultants who are not considered related parties.

Transactions with Officers

At various points during past fiscal years the Messrs, Durando, Dotoli and Smiley provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand. During the six months ended December 31, 2010 and 2009 the Company did not issue any shares or options to employees. During the fourth quarter of the fiscal year ended June 30, 2009, the Board of Directors authorized a conversion feature on these notes into shares of commons stock at the discretion of the holder provided such shares are authorized and available at a conversion price of $.0075 per share, which was comparable to private placements done during that quarter. Total compensation (including the value of stock awards) to related parties and payables to officers and Microphase are summarized as follows:

Total compensation (including the value of stock awards) to related parties and payables to officers is summarized below

Summary of compensation to related parties for the Six Months Ended December 31, 2010

	Durando	Dotoli	Smiley	Biderman	Microphase	Total

Consulting / Salary	$80,000	$72,000	$70,000			$222,000
Interest	$17,589	$9,678	$8,754			$36,021
Rent					$18,000	$18,000
G&A					$4,948	$4,948
R&D					$0	$0
Finders Fees				$12,500		$12,500
Stock based compensation (shares issued)*						$0
Stock based compensation (options issued)*						$0
Total compensation	$97,589	$81,678	$78,754	$12,500	$22,948	$293,469

Common stock issued*
Options issued (5years @ 5 cents)

Summary of payables to related parties as of December 31, 2010	Durando	Dotoli	Smiley	Microphase	Total

Notes payable	$251,479	$136,306	$99,030		$486,815
Due to Officers / Affiliates				$42,162	$42,162
Interest Payable	$135,545	$111,566	$72,910		$320,021

Total Payable to Officers / Affiliates	$387,024	$247,872	$171,940	$42,162	$848,998

Summary of compensation to related parties for the Six Months Ended December 31, 2009

	Durando	Dotoli	Smiley	Biderman	Microphase	Total

Consulting / Salary	$100,000	$90,000	$87,500			$277,500
Interest	$34,795	$24,797	$14,603			$74,194
Rent					$18,000	$18,000
G&A					$1,846	$1,846
R&D					$125,000	$125,000
Finders Fees				$20,000		$20,000
Stock based compensation (shares issued)*						$0
Stock based compensation (options issued)*						$0
Total compensation	$134,795	$114,797	$102,103	$20,000	$144,846	$516,540

Summary of payables to related parties as of December 31, 2009

	Durando	Dotoli	Smiley	Microphase	Total

Notes payable	$527,420	$366,306	$214,225		$1,107,951
Due to Officers / Affiliates	$0	$0	$0	$112,987	$112,987
Interest Payable	$96,268	$87,310	$24,209		$207,787

Total Payable to Officers / Affiliates	$623,688	$453,616	$238,434	$112,987	$1,428,725

17

7. SUBSEQUENT EVENTS

From January 1, 2011 through February 5, 2011, the Company issued 54,847,328 shares of its common stock in connection with the conversion of $348,383of the convertible debt arrangements and accrued interest thereon.

ITEM 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected mPhase's financial position and should be read in conjunction with the accompanying financial statements, financial data, and the related notes.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

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

RESULTS OF OPERATIONS

OVERVIEW

mPhase, a New Jersey corporation founded in 1996, is a publicly-held company with over 19,000 shareholders and approximately 1.5 billion shares of common stock outstanding. The Company's common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. We are headquartered in Norwalk, Connecticut with offices in Little Falls, NJ. mPhase shares common office space with Microphase Corporation, a privately held company. Microphase is a leader in the field of radio frequency and filtering technologies within the defense and telecommunications industry. It has been in operation for over 50 years and supports mPhase with both engineering and administrative and financial resources as needed.

mPhase is a development stage company specializing in microfluidics, microelectromechanical systems (MEMS) and nanotechnology. mPhase is commercializing its first nanotechnology-enabled product for military and commercial applications - The Smart NanoBattery providing Power On Command™. The new patented and patent pending battery technology, based on the phenomenon of electrowetting, offers a unique way to store energy and manage power. Features of the Smart NanoBattery include potentially infinite shelf life, environmentally friendly design, fast ramp to power, programmable control, and direct integration with microelectronic devices.

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

Since our inception in 1996 we have been a development-stage company and operating activities have related primarily to research and development, establishing third-party manufacturing relationships and developing product brand recognition among telecommunications service providers, and since July 1, 2007 we have focused primarily upon development of our smart reserve battery, and other battery and illuminator products

Description of Operations

Microfluidics, MEMS, and Nanotechnology

In February of 2004, mPhase entered the business of developing new products based on materials whose properties and behavior are controlled at the micrometer and nanometer scales. (For reference, a micrometer or micron is equal one millionth (10 -6) of a meter and a nanometer is one billionth (10 -9) of a meter – the scale of atoms and molecules. A human hair is approximately 50 microns in diameter, or 50,000 nanometers thick.) The Company has expertise and capabilities in microfluidics, microelectromechanical systems (MEMS), and nanotechnology. Microfluidics refers to the behavior, precise control and manipulation of fluids that are geometrically constrained to a small, typically micrometer scale. MEMS is the integration of mechanical elements, sensors, actuators, and electronics on a common silicon substrate through microfabrication technology. Nanotechnology is the creation of functional materials, devices and systems through control of matter (atoms and molecules) on the nanometer length scale (1-100 nanometers), and exploitation of novel phenomena and properties (physical, chemical, biological, mechanical, electrical) at that length scale. In its Smart NanoBattery, mPhase exploits the physical phenomenon of electrowetting by which a voltage is used to change the wetting properties of a liquid/solid interface at the nanometer scale. Consider water as the liquid. Through electrowetting, mPhase can change a surface from what is referred to as a hydrophobic ("water fearing") state to a hydrophilic ("water loving") state. In the hydrophobic state, the water beads up or is repelled by the surface. In the hydrophillc state, the water spreads out or is absorbed by the surface. The ability to electronically control the wetting characteristics of a surface at the nanometer scale forms the basis of mPhase's nanotechnology operations and intellectual property portfolio.

In the Smart NanoBattery application, mPhase uses electrowetting as a new technique to activate or literally "turn on" a battery once it is ready to be used for the first time.. At the heart of the Smart NanoBattery is a porous, nanostructured superhydrophic or superlyophobic membrane designed and fabricated by mPhase. The so-called superhydrophobic membrane applies to water and the superlyophobic membrane applies to nonaqueous or organic liquids such as ethanol or mineral oil. The difference between the two membrane types lies in the nanoscale architecture at the surface. By virtue of its superhydrophobic or superlyophobic character, the membrane, although porous, is able to physically separate the liquid electrolyte from the solid electrodes so that the battery remains dormant or inactive, thus providing no voltage or current until called upon. This electrolyte-electrode separation gives the battery the feature of potentially unlimited shelf life and the benefit of being always ready when needed, which is not necessarily the case for conventional batteries. Electrowetting alters the liquid/membrane interface so that the liquid is now able to flow over the membrane's surface and rapidly move through the pores where it is able to contact the solid electrode materials located on the other side of the membrane.

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

History of Nanotechnology Operations

Smart NanoBattery

mPhase Technologies along with Bell Labs jointly conducted research from February 2004 through April of 2007 that demonstrated control and manipulation of fluids on superhydrophobic and superlyophobic surfaces to create a new type of battery or energy storage device with power management features obtained by controlling the wetting behavior of a liquid electrolyte on a solid surface. The scientific research conducted set the ground work for continued development of the Smart NanoBattery and formed a path to commercialization of the technology for a broad range of market opportunities. During 2005 and 2006, the battery team tested modifications and enhancements to the internal design of the battery to optimize its power and energy density characteristics, as well as making engineering improvements that were essential in moving the battery from a zinc-based chemistry to a commercial lithium-based chemistry that can be manufactured on a large scale. The Company began its efforts by entering into a $1.2 million 12 month Development Agreement with the Bell Labs division of Alcatel/Lucent for exploratory research of control and manipulation of fluids on superhydrophobic surfaces to create power cells ( batteries) by controlling wetting behavior of an electrolyte on nanostructured electrode surfaces. The goal was to develop a major breakthrough in battery technology creating batteries with longer shelf lives as the result of no direct electrode contact (meaning no power drain prior to activation). The Company extended its development effort twice for an additional 2 years ending in March of 2007 and for two additional periods thereafter through July 31, 2007. During this time, the technical focus shifted from trying to separate the liquid electrolyte from nanostructured electrodes to developing a nanostructured membrane that could physically separate the liquid electrolyte from the solid electrodes.

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

In February of 2008, the Company announced that a prototype of its Smart NanoBattery was successfully deployed in a gun-fired test at the Aberdeen Proving Ground at Maryland. The test was conducted by the U.S. Army Armament Research and Development and Engineering Center (ARDEC) of Picatinny, New Jersey. The battery not only survived the harsh conditions of deployment at a gravitational force in excess of 45,000 g, but was also flawlessly activated in the process .

In March of 2008, mPhase announced that it had been invited to submit a proposal for a Phase II STTR grant based upon the successful work it had performed on the Phase I grant to develop a version of the Smart NanoBattey referred to as the multi-cell, micro-array reserve battery for a critical U.S. Army memory backup application. The Phase II grant in the gross amount of $750,000 (net $500,000) was granted to the Company in the middle of September of 2008. In March of 2008, the Company also announced the successful transfer to a commercial foundry of certain processes critical to the manufacturing of its Smart NanoBattery. This enabled fabrication of the porous membranes for the multi-cell, micro-array reserve battery mentioned above. The Company successfully manufactured nanostructured membranes at the foundry that are essential to commercial production of the battery. By achieving a series of delayed activations, the shelf-life and continuous run-time of such battery is increased to a period of time in excess of twenty years. In April of 2008, the Company announced that it had successfully activated it's first Smart NanoBattery prototype by electrowetting using a hard-wired configuration and a remotely-activated device. Remote activation plays a key role in providing power to wireless sensors systems and RFID tags.

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

In fiscal years ended June 30, 2009 and June 30, 2010 the Company focused upon further development of its Smart Nano Battery under a Phase II STTR grant from the U.S. Army as a potential reserve battery for a back-up computer memory application for a weapons system. The Company has recently completed such Phase II Army grant. On November 12, of 2010, the Company announced that it had successfully triggered and activated its first functional multi-cell smart nano battery. Triggering and activation of the cells of the battery were achieved by using the technique of electrowetting or programmable triggering. Triggering was accomplished by applying a pulse of electrical energy to a porous, smart surface membrane located inside each cell in the battery causing the electrolyte to come in contact with the cell’s electrodes, creating the chemical reaction to produce voltage inside of the multi-cell battery. The multi-cell battery consists of a matrix of 12 individual cells populated with an electrode stack consisting of lithium and carbon monofluoride materials with each rated at 3.0 volts. Using a custom designed circuit board for testing, each of the cells in the battery were independently triggered and activated without affecting any of the non-activated cells in the multi-cell configuration. Each cell in the battery has a very long shelf-life prior to triggering.

Emergency Flashlight

On December 5, 2008, mPhase Technologies, Inc. signed a contract with Porsche Design Gesellschaft m.b.H., Flugplatzstrasse 29, A,S700 Zell am See, Austria (“Porsche Design’ Studio”), to design a premium version of the AlwaysReady Emergency Flashlight. A pilot program that began in March of 2010 has resulted in the sale of approximately 56 emergency flashlights. The flashlight sold in the pilot program contained mPhase’s proprietary mechanically-activated lithium reserve battery. The battery contains a breakable barrier that separates the solid electrodes from the liquid electrolyte until the battery is manually activated. Unlike traditional batteries, the mPhase battery remains in an inert state with no leakage or self-discharge until activation. The mPhase battery is designed to have an almost infinite shelf life making it ideal for emergency lighting applications. The premium flashlight will be marketed as an accessory for automobile roadside emergency kits.

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

FINANCIAL OVERVIEW

Revenues. Since July 1, 2007, and inclusive of the most current quarter, revenue has primarily been attributable to grants from the United States Army and testing arrangements involving its nanotechnology products. The Company also derived minor revenues in connection with sales of its emergency flashlight product under an initial pilot program that commenced in March of 2010.

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

Research and development. Research and development expenses have consisted principally of direct labor and payments made to MKE manufacturing (an approved vendor of Porsche), Porsche Design Studio and Microphase Corporation in connection with the Company’s Emergency Illuminator product and Silex, a foundry located in Sweden, as well as other third party vendors involved in the development of the nanotechnology products. All research and development costs are expensed as incurred.

General and administrative. General and administrative expenses consist primarily of salaries and related expenses for personnel engaged in its nanotechnology product line, legal and accounting personnel. Certain administrative activities are outsourced on a monthly fee basis to Microphase Corporation and mPhase leases its office in Norwalk, Connecticut from Microphase Corporation.

Non-cash compensation charges. The Company makes extensive use of stock, stock options and warrants as a form of compensation to employees, directors and outside consultants. We incurred non-cash compensation charges totaling $70,314,689 from inception (October 2, 1996) through December 31, 2010.

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

Cumulative losses, net worth and capital needs

The Company has incurred cumulative development stage losses of $192,884,184 and negative cash flow from operations of $86,682,176 from inception through December 31, 2010. The auditors report for the fiscal year ended June 30, 2010 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". As of December 31, 2010, the Company had a negative net worth of ($5,133,499) compared to a negative net worth of ($7,844,724) as of June 30, 2010 as a result of continuing net losses. The Company has convertible notes funded with JMJ Financial, Inc that should enable the Company to raise significant working capital for the next fiscal year. Draws under this facility for the 6 months ended December 31, 2010 amounted to $900,600 (accounted for as a pay-down of notes receivable) and also the collection of $74,400 of accrued interest (included in the statement of operations).

The Company expects to be able to receive approximately $200,000 -$250,000 per month through August of 2011 under its current convertible notes with JMJ Financial, Inc. While the Company believes these facilities will fund short term capital needs, it may from time to time need to supplement such funding. In the longer term, we estimate that the Company will need to raise approximately $5-15 million of additional capital above these funds through June 30, 2011 in order to fund commercialization of its products. The Company does not expect to derive any material revenue from its nanotechnology product development during the current fiscal year. The Company estimates that material revenues from its SmartNanoBattery could occur in 18 months depending upon the Company’s ability to secure federal funding in the form of SBIR grants and adoption and custom tailoring of such product as a reserve battery to a computer memory or other function for a specific weapons system. Additional revenues may be derived as early as the fourth quarter of fiscal year 2011 from further sales of the Company’s emergency flashlight product depending upon the establishment of a successful licensing arrangement with a major high-end product distributor.

THREE MONTHS ENDED December 31, 2010 VS. December 31, 2009

REVENUE

Total revenues were $1,343 for the three months ended December 31, 2010 compared to $34,537 for the three months ended December 31, 2009. Revenues derived in the current quarter consisted of sales of the emergency flashlight.

RESEARCH AND DEVELOPMENT

Research and development expenses were $140,815 for the three months ended December 31, 2010 as compared to $579,247 during the comparable period in 2009 or a decrease of $438,432. This decrease in spending is a result of completion of its smart nano battery prototype and its emergency flashlight using its mechanically-activated reserve battery as brought to market in its pilot program

Subject to available funds, the Company expects to increase its research and development efforts throughout fiscal years 2011 and 2012. Such research is expected to focus on other applications for “smart surfaces” including the Smart Nano Battery. The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for both commercial and defense applications.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $446,808 for the three months ending December 31, 2010, down from $489,232 or a decrease of $42,424 from the comparable period in 2009. Administrative expenses were held in check as the Company has made a concentrated effort to freeze or otherwise reduce administrative costs while it seeks to commercialize its smartnanobattery product capabilities and secure more substantial research funding for possible applications of its “smart surfaces” technology.

OTHER (EXPENSE) AND INCOME

Included in this category are non-cash gains and costs associated with convertible debt that include a non-cash credit for the change in derivative value of $302,870 offset by amortization of debt discount costs of $348,341 plus $55,000 of debt extension fees, resulting in a net charge of $100,471 from derivative liabilities associated with the Company’s convertible debt and is not indicative of operating results. Additionally, net interest expense of $125,872 in the current period brought total other expense to $25,872. For the same period in the prior fiscal year net other expense totaled $2,458,910, consisting primarily of net charges of $2,381,063 from derivative liabilities, reduced by interest expense of $42,117.

NET INCOME AND (LOSS)

The Company recorded a net loss of $721,109 for the three months ended December 31, 2010 as compared to a loss of $3,500,137 for the three months ended December 31, 2009. This represents a net loss per common share of $(0) and loss per share of $(0) for the three month periods ended December 31, 2010 and 2009 respectively. The net loss recorded in the current period as compared to the net loss reported for the same period last year is directly attributable to the magnitude of the net gain from derivative liabilities associated with the Company’s convertible debt recorded for the three months ended December 31, 2010 and is not indicative of operating results.

SIX MONTHS ENDED December 31, 2010 VS. December 31, 2009

REVENUE

Total revenues were $30,151 for the six months ended December 31, 2010 compared to $86,375 for the six months ended December 31, 2009. Revenues derived in the current quarter consisted of payments received under a Phase II U.S. Army Grant of $26,493 as part of a $750,000 STTR award (shared between the Company and Rutgers University) which began September 2008.

RESEARCH AND DEVELOPMENT

Research and development expenses were $334,594 for the six months ended December 31, 2010 as compared to $1,093,573 during the comparable period in 2009, or a decrease of $758,979. This decrease in spending is a result of completion of its smart nano battery prototype and its emergency flashlight using its mechanically-activated reserve battery as brought to market in its pilot program

Subject to available funds, the Company expects to increase its research and development efforts throughout fiscal year 2011 and 2012. Such research is expected to focus on other applications for “smart surfaces” including the Smart Nano Battery. The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for both commercial and defense applications.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $969,695 for the six months ending December 31, 2010, up from $910,056 or an increase of $59,639 from the comparable period in 2009. The increase in G&A expense is primarily the result of stock issued for investor relations services of $62,945 . Otherwise administrative expenses were held in check as the Company has made a concentrated effort to freeze or otherwise reduce administrative costs while it seeks to commercialize its smartnanobattery product capabilities and secure more substantial research funding for possible applications of its “smart surfaces” technology.

OTHER (EXPENSE) AND INCOME

Included in this category are non-cash gains and costs associated with convertible debt that include a non-cash credit for the change in derivative value of $3,588,648 offset by amortization of debt discount costs of $908,385 plus $550,000 of convertible debt forbearance fees of $55,000, resulting in a net gain of $2,625,264 from derivative liabilities associated with the Company’s convertible debt and is not indicative of operating results. Additionally, net interest expense of $55,341 in the current period brought total other income down to $2,569,923. For the same period in the prior fiscal year net other expense totaled $1,967,256, consisting primarily of net charges from $1,213,193 from derivative liabilities. The interest expense for the prior period included interest non-recurring charges of $722,817 that included a non-recurring recorded expense on beneficial conversions features for Microphase Corporation in connection with the conversion of $200,000 of accounts payable, and $82,609 recorded on such features for officer’s loans and accrued interest as discusses in Note 6-“Related Party Transactions”.

NET INCOME AND (LOSS)

The Company recorded net income of $1,273,380 for the six months ended December 31, 2010 as compared to a loss of $3,897,081 for the six months ended December 31, 2009. This represents a net income per common share of $ 0 and loss per share of $(0) for the six month periods ended December 31, 2010 and 2009 respectively. The net income recorded in the current period as compared to the net loss reported for the same period last year is directly attributable to the magnitude of the net gain from derivative liabilities associated with the Company’s convertible debt recorded for the six months ended December 31, 2010 and is not indicative of operating results

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

As required, mPhase has adopted ASC 605-10-525 "Revenue Recognition in Financial Statements", which provides guidelines on applying generally accepted accounting principles to revenue recognition based upon the interpretations and practices of the SEC.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred in accordance with ASC 730 "Research and Development."

MATERIAL EQUITY INSTRUMENTS

The Company has material equity instruments including Convertible Debentures and Convertible Notes that are accounted for as derivative liabilities (SEE BELOW) and options and warrants that are evaluated quarterly for potential reclassification as liabilities pursuant to FASB Standards Codification Topic 815 (previously known as EITF 00-19) (SEE ALSO NOTE 3 under the caption "Other Equity"). The Company utilized a sequencing method prescribed by EITF 00-19, based upon applying shares available to contracts with the earliest inception date first. During the fiscal year ended June 30, 2008, the Company reclassified contracts for warrants to purchase 12,604,168 shares at fixed prices ranging from $.13 to $.15 per share to liabilities.

The liability was recorded at the fair market value, which estimated value was based upon the contractual life of the free standing warrants, using the Black Sholes pricing model, based on the following weighted average assumptions: annual expected return of 0%, an average life of 5 years, annual volatility 81% and a risk-free interest rate 2.25% . At the issuance date of the free standing warrants, which warrants were issued during the fourth quarter of fiscal June 30, 2008, the estimated value approximated $1,006,200 and, as recalculated on the quarterly measurement dates, at June 30, 2008 the estimated value approximated $433,300. During fiscal year ended 2009, the estimated value was reduced to zero. The net change in the liability was credited to the change in derivative value in the Consolidated Statement of Operations for the fiscal years ended June 30, 2008 and 2009 for $572,900 and $433,300, respectively, for each of these periods in accordance with FASB Standards Codification Topic 815 (previously known as EITF 00-19). Effective May, 2009, warrants to purchase 11,111,112 shares, and effective September, 2009, warrants to purchase 1,493,056 shares, representing all of the contracts for warrants to purchase 12,604,168 shares that were reclassified to liabilities during the fiscal year ended June 30, 2008, were reclassified to permanent equity.

Subsequent to September 30, 2009 the Company has not entered into, and presently the Company does not have, any contracts for warrants or other equity instruments subject to reclassification to liabilities as prescribed by FASB Standards Codification Topic 815 (previously known as EITF 00-19),

DERIVATIVE LIABILITY

The Company has estimated the value of the derivative liability associated with its convertible debt. Such estimate is based on a Black Scholes calculation and is initially recorded for each convertible debt agreement at the time the debt was issued. At each reporting period, the value of this liability is marked to market and adjusted accordingly. Such adjustments are included in Other Income (Expense).

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

During the six months ended December 31, 2009 and December 31, 2010 and from inception (October 2, 1996), $144,846, $12,419 and $9,398,327 respectively, have been charged to expense. As a result of the foregoing transactions as of December 31, 2010, the Company had a $42,162 payable to Microphase, of which $12,500 is included in Accounts Payable.

JANIFAST LTD.

The Company historically has purchased products and incurred certain research and development expenses with Janifast Ltd that had offices in Hong Kong and a manufacturing operation in the Peoples Republic of China in connection with products associated with its former telecommunications business that was recently discontinued as a business. Janifast Ltd was owned by a company in which two directors and one former director of mPhase were significant shareholders. In March of 2009 Janifast Ltd ceased operations owing to financial distress and adverse global financial and credit conditions.

Janifast Limited had been a significant shareholder of the Company until September 19, 2009, when it transferred to Mr. Durando 11,735,584 shares, representing all the shares of the Company held by Janifast, in consideration of the cancellation of loan obligations of $181,901.57 to Mr. Durando in connection with the plan of its liquidation.

During the six months ended December 31, 2009 and 2010 and the period from inception (October 2, 1996), $0, $0 and $16,031,811 respectively, have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On December 31, 2010, Mr. Biderman's affiliated firm of Palladium Capital Advisors was owed unpaid finders fees in the amount of $150,000.

During the six months ended December 31, 2010, the Company issued 5,075,000 shares to consultants who are not considered related parties.

Transactions with Officers

At various points during past fiscal years the Messrs, Durando, Dotoli and Smiley provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand. During the six months ended December 31, 2010 and 2009, the Company did not issue any shares or options to employees. During the fourth quarter of the fiscal year ended June 30, 2009, the Board of Directors authorized a conversion feature on these notes into shares of commons stock at the discretion of the holder provided such shares are authorized and available at a conversion price of $.0075 per share, which was comparable to private placements done during that quarter.

Total compensation (including the value of stock awards) to related parties and payables to officers and Microphase are summarized as follows:

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative development stage losses of $ 192,884,184, and negative cash flow from operations of $86,682,176 as of December 31, 2010. The auditors report for the fiscal year ended June 30, 2010 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". As of December 31, 2010, the Company had a negative net worth of ($5,133,499) compared to a negative net worth of ($7,844,724) as of June 30, 2010 as a result of continuing net losses. The Company received $900,600 from notes receivable in connection with convertible notes for the six month period that ended December 31, 2010 and $74,400 of accrued interest. In addition, the Company has several convertible notes with JMJ Financial, Inc. through which the Company expects to fund approximately $200,000 -$250,000 per month through June 30, 2011. While the Company believes these facilities will fund short term capital needs it may from time to time need to supplement such funding. In the longer term, we estimate that the Company will need to raise approximately $5-15 million of additional capital above the funds anticipated from the monthly payments by JMJ, to meet longer term liquidity needs through June 30, 2011. Such monies would be necessary primarily to fund expenditures for commercialization and distribution of its emergency flashlight product which includes the Company’s active reserve battery contained therein. The Company does not expect to derive any material revenue from its nanotechnology product development until after a deployment and custom tailoring of its smartnanobattery takes place by the Army which the Company currently estimates could occur during the next 18 months. In addition, the Company is making efforts to establish a licensing agreement with a major distribution partner to expand revenues received from its pilot program of its emergency flashlight product.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at December 31, 2010.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time mPhase may be involved in various legal proceedings and other matters arising in the normal course of business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All proceeds received from the following financings were used by the Company for working capital needs.

Private Placements

During the six month period ended December 31, 2010, the Company issued 25,000,000 shares of common stock in private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, generating gross proceeds of $125,000, and it paid finder’s fees in connection therewith of $12,500. The proceeds were used as working capital by the Company.

Stock Based Compensation

During the six months ended December 31, 2010, the Company did not issue any stock-based compensation, warrants or options to officers, employees and issued 5,075,000 shares of its common stock to consultants valued at $62,945.

Conversion of Debt Securities and Strategic Vendor Payables

During the six months ended December 31, 2010, $1,262,400 of convertible debt and accrued interest thereon was converted into 167,605,761 shares of common stock. Subsequently, through February 5, 2011 the Company issued 54,847,328 shares of its common stock in connection with the conversion of $348,383 of the convertible debt arrangements and accrued interest thereon.

Long Term Convertible Debentures and Convertible Notes / Note Receivable / Debt Discount

The Company currently has 7 separate convertible debt arrangements with independent investors. During the six months ended December 31, 2010, $1,262,400 of these convertible debt arrangements and accrued interest thereon was converted into 11,680,725 shares of Common stock. These transactions are intended to provide liquidity and capital to the Company and are summarized below.

Arrangement #1 (La Jolla Cove Investors, Inc.)

On Sept 11, 2008, the Company received proceeds of $200,000 under a Securities Purchase Agreement from La Jolla Cove Investors, Inc. This transaction involves three related agreements: 1) a Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $2,000,000 of funds, 2) a Convertible Debenture totaling $2,000,000, with an interest rate of 7 1/4% and a maturity date of September 30, 201,1 and 3) a Secured Note Receivable in the amount of $1,800,000, with an interest rate of 8 1/4% and maturity date of September 30,2011 due from the holder of the Convertible Debenture. Conversion of outstanding debentures into common shares is at the option of the holder at a price equal to the dollar amount of the debenture divided by the lesser of $.35 per share or 80% of the three lowest volume weighted average prices during a 20 day trading period. At the time of the transaction (September 11, 2008) the derivative value of this security was calculated to be $1,176,471.On June 30, 2010 the derivative value of this security was calculated to be $1,080,475. On December 31, 2010, given the changes in the stock price, this value had decreased to $488,351, a $188 decrease this quarter creating a non-cash credit to earnings for the six months ended December 31, 2010 of that amount. During the six month period ended December 31, 2010, amortization of debt discount amounted to $0 reducing the balance to $0.

Arrangement #2 (JMJ Financial, Inc.)

On August 19, 2009, the Company received proceeds of $250,000 in connection with a third agreement with JMJ Financial. This transaction involves 1) a convertible note in the amount of $1,870,000, plus a one-time interest factor of 12% ($224,400) and a maturity date of August 10, 2012 and 2) a secured note receivable in the amount of $1,700,000 plus a one-time interest factor of 13.2% ($224,400) and a maturity date of August 10, 2012 due from the holder of the convertible note.

Conversion of principal into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. At the commitment date the embedded conversion feature of such security was $1,054,395 and the debt discount valued at $1,224,395 and at June 30, 2010 this estimated liability was calculated to be $271, 339. On December 31, 2010, given the fact that the convertible note had been fully converted, this value had decreased to $0.

Arrangement#3 (JMJ Financial, Inc.)

On September 30, 2009, the Company received a total of $150,000 of proceeds in connection with another agreement with JMJ Financial. This transaction involves 1) a convertible note in the amount of $1,200,000 plus a one- time interest factor of 12% ($144,000) and a maturity date of September 23, 2012 and (2) a secured note in the amount of $1,100,000 plus a one- time interest rate factor of 13.2% ($144,000) and a maturity date of September 23, 2012 due from the holder of the convertible note.

Conversion of principal into common shares is at the option of the holder. The number of shares into which this note can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. In addition, the Company received a commitment from JMJ Financial to enter into an identical financing not later than 60 days from September 23, 2009. At the commitment date the embedded conversion feature of such security was $480,000 and the debt discount valued at $580,000 and at June 30, 2010 this estimated liability was calculated to be $938,843. On December 31, 2010, given the changes in the Company’s stock price during the 20 day look-back period for the quarter ended December 31, 2010, this value had decreased to $258,971, a decrease of $225,742 this quarter creating a non-cash credit to earnings for the quarter ended December 31, 2010 of that amount. During the six month period ended December 31, 2010, amortization of debt discount amounted to $85,926 reducing the balance to $300,742.

Arrangement #4 (JMJ Financial, Inc.)

On November 17, 2009, the Company received a total of $186,000 of proceeds in connection with a new financing agreement with JMJ Financial. This transaction consists of the following: 1) a convertible note in the amount of $1,200,000 plus a one-time interest factor of 12% ($144,000) and a maturity date of September 23, 2012 and (2) a secured promissory note in the amount of $1,100,000 plus a one-time interest rate factor of 13.2% ($144,000) and a maturity date of September 23, 2012 due from the holder of the convertible note. Conversion of outstanding principal into shares of common stock is at the option of the holder. The number of shares into which this note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion.

At the commitment date, the derivative value of the embedded conversion feature of such security was $536,000 and the debt discount was valued at $636,000 and at June 30, 2010 this estimated liability was calculated to be $938,843. On December 31, 2010, given the changes in the Company’s stock price during the 20 day look-back period for December 31, 2010, this value had decreased to $461,419, a decrease this quarter of $23,294 creating a non-cash credit to earnings for the six months ended December 31 , 2010 of that amount. During the six month period ended December 31, 2010, amortization of debt discount amounted to $113,852 reducing the balance to $398,480.

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

At the time of the transaction, the derivative value of the embedded conversion feature of this security was calculated to be $542,714 and at June 30, 2010 this estimated liability was calculated to be $173,555. On December 31, 2010, given the changes in the Company’s stock price during the 20 day look-back period for December 31, 2010 this value had decreased to $576,773, a decrease this quarter of $29,118 creating a non-cash credit to earnings for the quarter ended December 31, 2010 of that amount. During the six month period ended December 31, 2010, amortization of debt discount amounted to $96,569 reducing the balance to $421,983.

Arrangement #6 (JMJ Financial, Inc.)

On April 5, 2010, the Company entered into a new financing agreement with JMJ Financial that consists of the following: 1) a convertible note issued by the Company in the principal amount of $1,200,000 plus a one- time interest factor of 12% ($144,000) and a maturity date of December 15, 2012, and (2) a secured promissory note from the holder of the convertible note in the amount of $1,100,000 plus a one-time interest rate factor of 13.2% ($144,000) and a maturity date of December 15, 2012.

Conversion of principal into shares is at the option of the holder. The number of shares into which this convertible note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. At the time of the transaction, the derivative value of the embedded conversion feature of this security was calculated to be $421,891and at June 30, 2010 the estimated liability was calculated to be $938,843.On December 31, 2010, given the changes in the Company’s stock price during the 20 day look-back period for December 31, 2010 this value had decreased to $461,419, a decrease of $23,294 during this six month period creating a non-cash credit to earnings for the six months ended December 31, 2010 of that amount. During the six month period ended December 31, 2010, amortization of debt discount amounted to $95,752 reducing the balance to $383,009.

Arrangement #7 ( J. Fife)

On March 3, 2010, the Company entered into a new financing agreement with J. Fife that consists of a convertible note issued by the Company in the principal amount of $550,000 bearing interest at 7.5% per annum in which the Company received $495,000 cash up front. The convertible note has a maturity date of 4 years from the date of issuance. In addition, the Company has committed to issue in the future 2 additional promissory notes each in the principal amount of $275,000, each with an interest rate of 7.5% and each upon the receipt of $250,000 of cash funding in exchange for such notes. The issuance of each of such notes is expected to take place upon the full conversion of the holder of its previous note into common stock of the Company. Conversion of each of the convertible notes into common stock of the Company is at the option of the holder at a price equal to the dollar amount of the note being converted divided by 75% of the three lowest volume weighted average prices during the 20 day trading period immediately preceding the date of conversion.

At the time of the transaction, the derivative value of the embedded conversion feature of this security was calculated to be $193,767 and at June 30, 2010 the estimated liability was calculated to be $418,478. On December 31, 2010, given the changes in the Company’s stock price during the 20 day look-back period for December 31, 2010 the value had decreased to $131,916, a decrease this quarter of $74 creating a non-cash credit to earnings for the six month period ended December 31, 2010 of that amount. During the six month period ended December 31, 2010, amortization of debt discount amounted to $170,716 reducing the balance to $56,905.

On October 22, 2010 the Company entered into a Forbearance Agreement with this Convertible Note holder in which the lender agreed not to convert any additional amounts under the convertible notes until January 15, 2011 in exchange for increasing the original principal amount of those notes by 10%.. The then outstanding notes totaled $550,000 resulting in a charge of $55,000 for debt extension fees corresponding with the addition to the note principle. This incremental liability in the convertible notes is also convertible into common stock of the Company at the option of the holder at a price equal to the dollar amount of the note being converted divided by 75% of the three lowest volume weighted average prices during the 20 day trading period immediately preceding the date of conversion.

At the time of the transaction, the embedded conversion feature of this security for this incremental liability was calculated to be $20,005. On December 31, 2010, given the changes in the Company’s stock price during the 20 day look-back period for December 31, 2010 the value had decreased to $18,845 a decrease this quarter of $1,160 creating a non-cash credit to earnings for the quarter ended December 31, 2010 of that amount. During the same period ended December 31, 2010, amortization of debt discount amounted to $10,379 reducing the balance to $9,627.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1.	Form 8K dated October 22, 2010 announcing a Forbearance Agreement with John Fife, a Convertible Note holder.

2.	Form 8K/A dated November 15, 2010 correcting certain portions of the Form 8K filed on October 22, 2010.

EXHIBITS	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: February 15, 2011	By:/s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President
Chief Financial Officer and
General Counsel