Form 10-Q/A
period 2009-12-31
MPHASE TECHNOLOGIES INC
filed 2011-03-07
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment no. 8)

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

Explanatory Note

This Form 10Q/A(8) is being filed for the purpose of indicating in the table of contents that portions of exhibits 99.1 and 99.2 have been deleted pursuant to a request made to the SEC for confidential treatment.

EXHIBITS	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

99.1	Documents pertaining to the Convertible Securities transaction entered into on September 23, 2009*

99.2	Documents pertaining to the Convertible Securities transaction entered into on November 17, 2009*

* Portions of exhibits have been omitted pursuant to Rule 246-2 of the Securities Exchange Act of 1934, as amended. Such omitted sections have been filed separately with the SEC pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: March 7, 2011	By: /s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President
Chief Financial Officer and General Counsel