Form 10-Q/A
period 2009-12-31
MPHASE TECHNOLOGIES INC
filed 2011-03-22
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment no. 9)

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

This Form 10Q/A(9) is being filed for the purpose of correcting certain portions of exhibits 99.1 and 99.2.

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

* Portions of exhibits have been omitted pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Such omitted sections have been filed separately with the SEC pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: March 22, 2011	By: /s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President
Chief Financial Officer and General Counsel