Form 10-Q/A
period 2009-12-31
MPHASE TECHNOLOGIES INC
filed 2011-04-06
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment no. 10)

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

This Form 10Q/A(10) is being filed for the purpose of correcting certain portions of exhibits 99.1.

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

mPHASE TECHNOLOGIES, INC.

Dated: April 6, 2011	By: /s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President
Chief Financial Officer and General Counsel