Form 10-Q
period 2011-03-31
MPHASE TECHNOLOGIES INC
filed 2011-05-03
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED March 31, 2011

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

YES [ X ]        NO [   ]

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF APRIL 14, 2011 IS 1,586,002,264 SHARES, ALL OF ONE CLASS OF $.01 PAR VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION	3

Item 1	Consolidated Balance Sheets June 30, 2010 (Audited) and March 31, 2011 (Unaudited)	3
	Unaudited Consolidated Statements of Operations-Three Months Ended March 31, 2010 and 2011 and from October 2, 1996 (Date of Inception) to March 31, 2011	4
	Unaudited Consolidated Statements of Operations-Nine Months Ended March 31, 2010 and 2011 and from October 2, 1996 (Date of Inception) to March 31, 2011	5
	Unaudited Consolidated Statement of Changes in Stockholders' Equity (Deficit) Nine Months Ended March 31, 2011	6
	Unaudited Consolidated Statement of Cash Flow-Nine Months Ended March 31, 2010 and 2011 and from October 2, 1996 (Date of Inception) to March 31, 2011	7
	Notes to Consolidated Financial Statements	8
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4	Controls and Procedures	29
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	33
Item 4.	(Removed and Reserved)
Item 5.	Other Information	33
Item 6	Exhibits and Reports on Form 8-K	33
Signature Page		34

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	March 31,
	2010	2011
	(audited)	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$228,437	$227,110
Accounts receivable	122,478	39,745
Inventory	98,807	90,227
Prepaid and other current assets	208,707	255,017
Current Portion, Note receivable	2,700,000	1,500,000
TOTAL CURRENT ASSETS	$3,358,429	$2,112,099

Property and equipment, net	62,311	49,481
Notes receivable, net of contra reserve for utilization of corresponding Convertible Debenture agreement with La Jolla of $600,000 at June 30, 2010	2,464,000	1,060,500
TOTAL ASSETS	$5,884,740	$3,222,080

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$539,444	$610,777
Accrued expenses	390,203	333,067
Due to related parties	169,214	178,165
Notes payable, related parties	870,817	776,672
Short term notes	65,000	65,000
Accounts Payable and Accrued Expenses-Discontinued Activities	1,112,872	1,112,872
Current Portion, Long term debt	10,352	11,165
TOTAL CURRENT LIABILITIES	$3,157,902	$3,087,718

Long term portion Equipment loan	27,703	19,310

OTHER OBLIGATIONS CONVERTIBLE TO EQUITY- (Note 3 )
Convertible debt derivative liability	5,966,149	2,392,395
Convertible debentures, net of discount of $2,628,790 and $1,051,019 on June 30, 2010 and March 31, 2011, respectively	4,577,710	3,101,123

COMMITMENTS AND CONTINGENCIES -(Note 4)

STOCKHOLDERS' DEFICIT
Common stock, par value $.01, 2,000,000,000 shares authorized 1,163,751,952 and 1,566,502,264 shares issued and outstanding at June 30, 2010 and March 31, 2011, respectively	11,637,519	15,665,022
Additional paid in capital	174,683,294	173,172,994
Deficit accumulated during development stage	(194,157,564)	(194,208,509)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	($7,844,724)	($5,378,466)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,884,740	$3,222,080

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Date of
	For The Three Months Ended		Inception to
	March 31,		March 31,
	2010	2011	2011

REVENUES	$141,747	$17,720	$742,300

COSTS AND EXPENSES

Cost of Sales	1,501	36,795	117,157

Research and Development (including non-cash stock related charges of $0, $0 and $205,733 for the three months March 31, 2010 & 2011 and inception to date respectively)	712,266	110,915	12,077,655

General and Administrative (including non-cash stock related charges of $0, $64,000 and $12,755,409 for the three months March 31, 2010 & 2011 and inception to date respectively)	452,835	455,044	26,831,613

Depreciation and Amortization	7,086	3,873	574,458

TOTAL COSTS AND EXPENSES	1,173,688	606,627	39,600,883

OPERATING LOSS	$(1,031,941)	$(588,907)	$(38,858,583)

OTHER INCOME (EXPENSE)
Interest (Expense)	(32,547)	(26,222)	(2,567,813)
Net Reparation, Impairment and Other Income (Expense)	52,389	(1,800)	(6,594,827)
Net Credits (Charges) related to Convertible Debt	1,906,004	(707,396)	(1,398,977)

TOTAL OTHER INCOME (EXPENSE)	$1,925,846	$(735,418)	$(10,561,617)

Income (Loss) From Continuing Operations, before Income Taxes	$893,905	$(1,324,325)	$(49,420,200)

Income (Loss) From Discontinued Operations,
Net of Income Taxes of $0 in 2010 and 2011, offset by benefit from tax loss carryforwards of $0 in 2010 and 2011 (including non-cash stock related charges of $0, $0 and $ 57,515,718 for the nine months March 31, 2010 & 2011 and inception to date respectively)	-	-	(144,788,309)
Income Taxes	-	-	-

Net Income (Loss)	$893,905	$(1,324,325)	$(194,208,509)

Net Income (Loss) per share from:
Continuing Operations-basic	$0.00	$(0.00)
Continuing Operations-diluted	$0.00	N/A
Discontinued Operations	$-	$-

Weighted Average Number of Shares Outstanding:
Basic	1,057,751,508	1,456,690,423
Diluted	1,534,563,992	N/A

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Date of
	For The Nine Months Ended		Inception to
	March 31,		March 31,
	2010	2011	2011

REVENUES	$228,122	$47,871	$742,300

COSTS AND EXPENSES

Cost of Sales	1,501	51,453	117,157

Research and Development (including non-cash stock related charges of $0, $0 and $205,733 for the nine months March 31, 2010 & 2011 and inception to date respectively)	1,805,839	445,510	12,077,655

General and Administrative (including non-cash stock related charges of $0, $126,945 and $12,755,409 for the nine months March 31, 2010 & 2011 and inception to date respectively)	1,367,049	1,424,739	26,831,613

Depreciation and Amortization	19,657	11,619	574,458

TOTAL COSTS AND EXPENSES	3,190,046	1,933,321	39,600,883

OPERATING LOSS	$(2,961,924)	$(1,885,450)	$(38,858,583)

OTHER INCOME (EXPENSE)
Interest (Expense)	(755,364)	(81,563)	(2,567,813)
Net Reparation, Impairment and Other Income (Expense)	21,143	(1,800)	(6,594,827)
Net Credits (Charges) related to Convertible Debt	692,969	1,917,868	(1,398,977)

TOTAL OTHER INCOME (EXPENSE)	$(41,252)	$1,834,505	$(10,561,617)

Income (Loss) From Continuing Operations, before Income Taxes	$(3,003,176)	$(50,945)	$(49,420,200)

Income (Loss) From Discontinued Operations,
Net of Income Taxes of $0 in 2010 and 2011, offset by benefit from tax loss carryforwards of $0 in 2010 and 2011 (including non-cash stock related charges of $0, $0 and $ 57,515,718 for the nine months March 31, 2010 & 2011 and inception to date respectively)	-	-	(144,788,309)
Income Taxes	-	-	-

Net (Loss)	$(3,003,176)	$(50,945)	$(194,208,509)

Net (Loss) per share from:
Continuing Operations	$(0.00)	$(0.00)
Discontinued Operations	$-	$-

Weighted Average Number of Shares Outstanding:	1,003,375,484	1,311,802,617

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM JULY 1, 2010
THROUGH MARCH 31, 2011
(Unaudited)

	Common Stock
				Additional		Shareholders'
		$.01 Par	Treasury	Paid in	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Deficit	Equity

Balance July 1, 2010	1,163,751,952	$11,637,519	$(7,973)	$174,683,294	$(194,157,564)	$(7,844,724)

Conversions of Convertible Debentures plus accrued interest	362,675,312	3,626,753		(1,348,995)		2,277,758

Issuance of Common Stock for Services	15,075,000	150,750		(23,805)		126,945

Issuance of Common Stock to accredited investors in private placement, net of $12,500 fees	25,000,000	250,000		(137,500)		112,500

Net Loss for the Nine Months ended March 31, 2011					(50,945)	(50,945)

Balance March 31, 2011	1,566,502,264	15,665,022	$(7,973)	173,172,994	$(194,208,509)	$(5,378,466)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			2-Oct-96
	Nine Months Ended		(Date of Inception)
	March 31,		To March 31,
	2010	2011	2011
Cash Flow From Operating Activities:
Net Income (Loss) From Continuing Operations	($3,003,176)	($50,945)	($49,420,200)
Net Income (Loss) From Disontinued Operations	0	0	(144,788,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,396	18,763	7,456,419
(Gain) loss on debt extinguishments	28	-	($1,084,608)
Non-cash charges relating to issuance of common stock,	-	-	0
common stock options and warrants	43,050	126,945	70,378,689
Reparation charges	35,530	-	8,264,264
Derivative Value and Debt Discount charges	(692,969)	(1,934,868)	2,032,128
Write off of Granita Inventory/ Sovereign Investment	-	-	615,910
Other non cash charges including amortization of deferred compensation and beneficial conversion interest expense	669,276	-	2,712,901
Changes in assets and liabilities:		-
Accounts receivable	2,255	82,733	388,131
Inventories	(64,313)	8,580	($600,698)
Prepaid expenses and Other current assets	(120,920)	(46,310)	($173,956)
Other			906,535
Accounts payable, Accrued expenses, Deferred revenue	86,884	427,337	8,993,661
Due to/from related parties Microphase / Janifast//Lintel	(119,959)	8,951	5,501,724
Officers and Other	(135,844)	-	1,711,357
Net cash used in operating activities	($3,271,762)	($1,358,814)	($87,106,052)
Cash Flow from Investing Activities:
Payments related to patents and licensing rights	-	-	($450,780)
Purchase of fixed assets	(15,000)	(5,933)	($3,308,493)
Investment in Sovereign	-	-	($110,000)
Net Cash (used) in investing activities	($15,000)	($5,933)	($3,869,273)
Cash Flow from Financing Activities:
Proceeds from issuance of common stock, exercises of warrants, net of finders fees	225,000	112,500	83,036,379
Payment of short term notes & equipment loans	(4,606)	(7,580)	($1,296,125)
Advances from Microphase	-	-	347,840
Issuance of Convertible Debentures	500,000	-	766,500
Net Proceeds (Repayment) from notes payable related parties	(270,000)	(145,000)	($505,659)
Proceeds from the collection of Notes Receivable under securities purchase agreements	3,236,000	1,403,500	8,339,500
Sale of minority interest in Granita subsidiary	-	-	514,000
Net cash provided by financing activities	$3,686,394	$1,363,420	$91,202,435

Net increase (decrease) in cash	$399,632	($1,327)	$227,110
CASH AND CASH EQUIVALENTS, beginning of period	100,138	228,437	-
CASH AND CASH EQUIVALENTS, end of period	$499,770	$227,110	$227,110

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ending March 31, 2011 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended June 30, 2010.

Through March 31, 2011, the Company had incurred cumulative (a) development stage losses totaling $(194,208,509), (b) stockholders' deficit of ($5,378,466), and (c) negative cash flow from operations equal to ($87,106,052). At March 31, 2011, the Company had $227,110 of cash and $39,745 of trade receivables to fund short-term working capital requirements. In addition, the Company relies on the continuation of funding under certain convertible securities agreements (See Note 3). The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

The Company uses the First In First Out method (FIFO) to account for inventory which is carried at cost. As of June 30, 2010, inventory consisted primarily of Emergency Flashlights and their component parts and was valued at $98,807. As of March 31, 2011, (unaudited) inventory consisted primarily of Emergency Flashlights and was valued at $90,227. Appropriate reserves have been taken to assure that the cost of such inventory does not exceed the expected resale value of each configuration of the component parts as specified for the current and pending higher end models of the Emergency Flashlight line.

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

LOSS PER COMMON SHARE, BASIC AND DILUTED

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had warrants to purchase 26,741,389 shares of its common stock and options to purchase 117,468,000 shares of its common stock outstanding at March 31, 2011, as well as convertible debentures and convertible notes plus accrued interest thereon held by officers of the Company convertible into approximately 334,499,874 and 103,556,267 shares of the Company's common stock based upon the conversion terms at March 31, 2011. In periods reporting a loss the inclusion of warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share and have been omitted in such computation.

MATERIAL EQUITY INSTRUMENTS

The Company has material equity instruments including convertible debentures and convertible notes that are accounted for as derivative liabilities (SEE BELOW) and options and warrants that are evaluated quarterly for potential reclassification as liabilities pursuant to by FASB Standards Codification Topic 815 (previously known as EITF 00-19). (SEE ALSO NOTE 3 under the caption "Other Equity".)

2.	SUPPLEMENTAL CASH FLOW INFORMATION

For the nine months ended March 31,
	2010	2011
Fee on Convertible Debt Forberance Agreement	$0	$55,000
Interest Received from Notes Receivable	$137,500	$218,500
Interest Accrued Unpaid	$261,975	$248,850

Non Cash Investing and Financing Activities:
Stock issued in settlement of accounts payable and accrued expenses	$200,000	$0
Conversion of Convertible Debt and Accrued Interest	$2,749,250	$2,278,758
Beneficial Conversion of Officers’ Notes and Conversion of Accounts Payable	$669,276	$0
Convertible Debt Issued for Notes Receivable	$2,800,000	$0

3.	EQUITY TRANSACTIONS AND CONVERTIBLE DEBT

mPhase initially authorized capital of 50,000,000 shares of common stock with no par value. On February 23, 2000, the Board of Directors proposed, and on May 22, 2000 the shareholders approved, an increase in the authorized capital to 150,000,000 shares of common stock. On June 15, 2004, a Special Meeting of Shareholders of the Company approved a proposal by the Company to amend the Company's Certificate of Incorporation under New Jersey law to increase the authorized shares of common stock from 150 million to 250 million shares and change the par value of all shares of common stock from no par to $0.01 par stock.. Effective June 2005, June 2006, and June 2008, the Company received authorization to increase the number of authorized shares to 500 million, 900 million and 2 billion, respectively. As of March 31, 2010, the Company has 2 billion authorized shares of common stock.

On April 25, 2009, July 15, 2010, and again on November 1, 2010, the Board of Directors approved motions to further increase, subject to shareholder approval, the authorized shares of common stock to 3 billion shares, 4 billion shares and 6 billion shares, respectively.

Private Placements

During the nine months ended March 31, 2011, the Company issued 25,000,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $125,000 and paying finder’s fees in the amount of $12,500. The proceeds were used by the Company as working capital

During the nine months ended March 31, 2010, the Company issued 30,666,667 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $250,000 and paying finder’s fees in the amount of $25,000. The proceeds were used by the Company as working capital

Stock Based Compensation

During the nine months ended March 31, 2011, the Company did not issue any stock compensation, warrants or options to officers or employees and issued 15,075,000 shares of its common stock to consultants valued at $126,945.

During the nine months ended March 31, 2010, the Company issued 2,050,000 shares of common stock to employees and consultants valued at $43,050.

Conversion of Debt Securities

During the nine months ended March 31, 2011, $2,277,758 of convertible debt and accrued interest thereon was converted into 362,675,312 shares of common stock.

During the nine months ended March 31, 2010, $2,749,250 of convertible debt and accrued interest thereon was converted into 117,696,672 shares of common stock.

Long Term Convertible Debentures / Notes Receivable / Debt Discount

The Company had 7 separate convertible debt arrangements with independent investors active during the quarter ended June 30, 2010. During the nine months ended March 31, 2011, $2,277,758 of these convertible debt arrangements and accrued interest thereon was converted into 362,675,312 shares of common stock. These transactions are intended to provide liquidity and capital to the Company and are summarized below.

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

Conversion of outstanding debentures into common shares is at the option of the holder at a price equal to the dollar amount of the debenture divided by the lesser of $.35 per share or 80% of the three lowest volume weighted average prices during a 20 day trading period. At the time of the transaction (September 11, 2008), the derivative value of this security was calculated to be $1,176,471.On June 30, 2010, the derivative value of this security was calculated to be $1,080,475.

On March 16, 2011, the holder and the Company entered into a termination agreement whereby $1,800,000 of the principal of both the note receivable and the convertible debenture, plus $90,291 in accrued interest receivable and $84,175 in accrued interest payable, was cancelled. Additionally in connection with the termination, the Company paid the holder $17,000 and assigned to a consultant engaged by the Company the unconverted portion of the convertible debenture in the amount of $10,000 which had been fully funded in cash and which remained outstanding at March 31, 2011 and the derivative value of the remaining security was calculated to be $3,468.

Arrangement #2 (JMJ Financial, Inc.)

On August 19, 2009, the Company received proceeds of $250,000 in connection with a third agreement with JMJ Financial. This transaction involves 1) a convertible note payable in the amount of $1,870,000, plus a one-time interest factor of 12% ($224,400) and a maturity date of August 10, 2012, and 2) a secured note receivable in the amount of $1,700,000 plus a one-time interest factor of 13.2% ($224,400) and a maturity date of August 10, 2012 due from JMJ Financial.

Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. At the commitment date the embedded conversion feature of such security was $1,054,395 and the debt discount valued at $1,224,395, and at June 30, 2010, this estimated liability was calculated to be $271,339 and the debt discount had been amortized to $227,081. On March 31, 2011, given the fact that the convertible note had been fully converted these values had decreased to $0.

Arrangement#3 (JMJ Financial, Inc.)

On September 30, 2009, the Company received a total of $150,000 of proceeds in connection with another agreement with JMJ Financial. This transaction involves 1) a convertible note payable in the amount of $1,200,000 plus a one-time interest factor of 12% ($144,000) and a maturity date of September 23, 2012, and (2) a secured note receivable in the amount of $1,100,000 plus a one-time interest rate factor of 13.2% ($144,000) and a maturity date of September 23, 2012 due from JMJ Financial.

Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. In addition, the Company received a commitment from JMJ Financial to enter into an identical financing not later than 60 days from September 23, 2009. At the commitment date the embedded conversion feature of such security was $480,000 and the debt discount valued at $580,000 and at June 30, 2010 this estimated liability was calculated to be $938,843 and the debt discount had been amortized to $386,668. On March 31, 2011, given the fact that the convertible note had been fully converted, these values had decreased to $0.

Arrangement #4 (JMJ Financial, Inc.)

On November 17, 2009, the Company received a total of $186,000 of proceeds in connection with a new financing agreement with JMJ Financial. This transaction consists of the following: 1) a convertible note payable in the amount of $1,200,000 plus a one-time interest factor of 12% ($144,000) and a maturity date of September 23, 2012, and (2) a secured promissory note receivable in the amount of $1,100,000 plus a one-time interest rate factor of 13.2% ($144,000 each) and a maturity date of September 23, 2012 due from JMJ Financial. Conversion of outstanding principal into shares of common stock is at the option of the holder. The number of shares into which this note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion.

At the commitment date, the derivative value of the embedded conversion feature of this security was $536,000 and the debt discount was valued at $636,000, and at June 30, 2010, this estimated liability was calculated to be $938,843 and the debt discount had been amortized to $512,332. On March 31, 2011, given the changes in the Company’s stock price during the 20 day look-back period for March 31, 2011, this estimated liability had decreased to $697,195, a decrease this period of $241,648, creating a non-cash credit to earnings for the nine months ended ended March 31, 2011 of that amount. During the nine month period ended March 31, 2011, amortization of debt discount amounted to $170,777 reducing the balance to $341,555.

Arrangement #5 (JMJ Financial, Inc.)

On December 15, 2009, the Company entered into a new financing agreement with JMJ Financial that consists of the following: 1) a convertible note issued by the Company in the amount of $1,500,000 plus a one-time interest factor of 12% ($180,000) and a maturity date of December15, 2012, and (2) a secured promissory note receivable in the amount of $1,400,000 plus a one-time interest rate factor of 13.2% ($180,000 ) and a maturity date of December 15, 2012 due from JMJ Financial. The number of shares into which this convertible note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion.

At the time of the transaction, the derivative value of the embedded conversion feature of this security was calculated to be $542,714 and at June 30, 2010, this estimated liability was calculated to be $1,173,555 and the debt discount had been amortized to $518,552. On March 31, 2011, given the changes in the Company’s stock price during the 20 day look-back period for March 31, 2011 this estimated liability had decreased to$871,494, a decrease this period of $302,061, creating a non-cash credit to earnings for the nine months ended March 31, 2011 of that amount. During the nine month period ended March 31, 2011, amortization of debt discount amounted to $144,854 reducing the balance to $373,698.

Arrangement #6 (JMJ Financial, Inc.)

On April 5, 2010, the Company entered into a new financing agreement with JMJ Financial that consists of the following: 1) a convertible note issued by the Company in the principal amount of $1,200,000 plus a one-time interest factor of 12% ($144,000) and a maturity date of December 15, 2012, and (2) a secured promissory note receivable from JMJ Financial in the amount of $1,100,000 plus a one-time interest rate factor of 13.2% ($144,000) and a maturity date of December 15, 2012.

The number of shares into which this convertible note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. At the time of the transaction, the derivative value of the embedded conversion feature of this security was calculated to be $421,891 and at June 30, 2010, the estimated liability was calculated to be $938,843 and the debt discount had been amortized to $478,761. On March 31, 2011, given the changes in the Company’s stock price during the 20 day look-back period for March 31, 2011, this estimated liability had decreased to $697,195, a decrease this period of $241,648 , creating a non-cash credit to earnings for the nine months ended March 31, 2011 of that amount. During the nine month period ended March 31 2011, amortization of debt discount amounted to $143,628 reducing the balance to $335,133.

Arrangement #7 (J. Fife)

On March 3, 2010, the Company entered into a financing agreement with J. Fife that consisted of a convertible note issued by the Company in the principal amount of $550,000 bearing interest at 7.5% per annum in which the Company received $495,000 cash up front. The convertible note has a maturity date of 4 years from the date of issuance. In addition, the Company has committed to issue in the future 2 additional promissory notes each in the principal amount of $275,000, each with an interest rate of 7.5% and each upon the receipt of $250,000 of cash funding in exchange for such notes. The issuance of each of such notes is expected to take place upon the full conversion by the holder of its previous note into common stock of the Company. Conversion of each of the convertible notes into common stock of the Company is at the option of the holder at a price equal to the dollar amount of the note being converted divided by 75% of the three lowest volume weighted average prices during the 20 day trading period immediately preceding the date of conversion.

At the time of the transaction, the embedded conversion feature of this security was calculated to be $193,767, and the loan discount totaled $243,767 and at June 30, 2010, the estimated liability was calculated to be $418,478 and the debt discount had been amortized to $227,621. On March 31, 2011, given the changes in the Company’s stock price during the 20 day look-back period for March 31, 2011 and conversions during the period this estimated liability had decreased to $99,443, a decrease this period of $319,035, creating a non-cash credit to earnings for the nine months ended March 31, 2011 of that amount. During the nine month period ended March 31, 2011, amortization of debt discount amounted to $227,621 reducing the balance to $0.

On October 22, 2010 the Company entered into a Forbearance Agreement with holder J. Fife in which J. Fife agreed not to convert any additional amounts under the convertible notes until January 15, 2011 in exchange for increasing the original principal amount of those notes by 10% from $550,000 to $605,000. This increase in the convertible notes is also convertible into common stock of the Company at the option of the holder at a price equal to the dollar amount of the note being converted divided by 75% of the three lowest volume weighted average prices during the 20 day trading period immediately preceding the date of conversion.

At the time of the transaction, the embedded conversion feature of this security for this incremental liability and loan discount was calculated to be $20,005. On March 31, 2011, given the changes in the Company’s stock price during the 20 day look-back period for March 31, 2011, this estimated liability increased to $23,600, an increase for the period from October 22, 2010 through March 31, 2011 of $3,595 creating a non-cash charge to earnings for the quarter ended March 31, 2011 of that amount. During the same period ended March 31, 2011, amortization of debt discount amounted to $20,005 reducing the balance to $0.

The following table summarizes notes receivable under convertible debt and debenture agreements as of June 30, 2010 and March 31, 2011 (unaudited):

	June 30, 2010	March 31, 2011
		(unaudited)
	Amount	Amount
Arrangement #1- LaJolla Cove Investors, Inc.	$1,800,000	$0
less: reserve for utilization -LaJolla Cove Investors, Inc	$(600,000)	$(0)
Arrangement #3 - JMJ Financial, Inc	$950,000	$0
Arrangement #4 - JMJ Financial, Inc	$914,000	$460,500
Arrangement #5 - JMJ Financial, Inc	$1,100,000	$1,100,000
Arrangement #6 - JMJ Financial, Inc	$1,000,000	$1,000,000
total notes receivable	$5,164,000	$2,560,500
less: current portion, expected to be drawn within a year	$(2,700,000)	$(1,500,000)
Notes Receivable-long term portion	$2,464,000	$1,060,500

The following table summarizes notes payable under convertible debt and debenture agreements as of June 30, 2010 and March 31, 2011 (unaudited):

	June 30,	March
	2010	31, 2011
		(unaudited)
	Amount	Amount
Arrangement #1- LaJolla Cove Investors, Inc. (…1)	$1,810,000	$10,000
less: reserve for utilization -LaJolla Cove Investors, Inc	$(600,000)	$0
Arrangement #2 - JMJ Financial, Inc	$346,500	$0
Arrangement #3 - JMJ Financial, Inc	$1,200,000	$0
Arrangement #4 - JMJ Financial, Inc	$1,200,000	$1,200,000
Arrangement #5 - JMJ Financial, Inc	$1,500,000	$1,500,000
Arrangement #6 - JMJ Financial, Inc	$1,200,000	$1,200,000
Arrangement #7 - J. Fife (…2)	$550,000	$242,142
total notes payable	$7,206,500	$4,152,142
less: unamortized debt discount	$(2,628,790)	$(1,051,019)
Convertible Notes payable-long term portion	$4,577,710	$3,101,123

(…1)INCLUDES BALANCE DUE TO ASSIGNEE SUBSEQUENT TO SETTLEMENT OF MARCH 17, 2011
(…2)INCLUDES INCREMENTAL LIABILITY SUBSEQUENT TO AMENDMENT DATED OCTOBER 22, 2011

DERIVATIVE LIABILITY

The Company has estimated the value of the derivative liability associated with its convertible debt. Such estimate is based on a Black Scholes calculation at the time the debt was issued. At each reporting period, the value of this liability is marked to market and adjusted accordingly. Such adjustments are included in Other Income (Expense).

Other Equity

During the years ended June 30, 2009 , the Company reevaluated warrants contracts to purchase 13,104,168 shares at fixed prices ranging from $.05 to $.15 per share originally issued during fiscal year ended June 30, 2008 pursuant to FASB Standards Codification Topic 815 (previously known as EITF 00-19), which reevaluation was to review if the Company should record an additional Derivative Liability which would be recordable if the other convertible instruments the Company has outstanding, primarily the convertible debentures and notes discussed above, would limit or prevent the Company from honoring the conversion of these fixed price warrants during their contract term.

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

The liability was recorded at the fair market value, which estimated value was based upon the contractual life of the free standing warrants, using the Black Scholes pricing model, based on the following weighted average assumptions: annual expected return of 0%, an average life of 5 years, annual volatility of 81% and a risk-free interest rate of 2.25% . At the issuance date of the free standing warrants, which warrants were issued during the fourth quarter of fiscal June 30, 2008, the estimated value approximated $1,006,200 and, as recalculated on the quarterly measurement dates, at June 30, 2008 the estimated value approximated $433,300. During the fiscal year ended 2009, the estimated value was determined to no longer be material. The net change in the contingent liability was credited to the change in derivative value in the Consolidated Statement of Operations for the fiscal years ended June 30, 2008 and 2009 in the amounts of $572,900 and $433,300, respectively, for each of these periods in accordance FASB Standards Codification Topic 815 (previously known as EITF 00-19).

Subsequent to September 30, 2009, the Company has not entered into, and presently the Company does not have, any contracts for warrants or other equity instruments subject to reclassification to liabilities as prescribed by FASB Standards Codification Topic 815 (previously known as EITF 00-19).

4.	COMMITMENTS AND CONTINGENCIES

The Company has offered and sold convertible notes to JMJ Financial in the aggregate principal amount plus accrued interest of $10,270,400 through March 31, 2011. Such convertible notes provide cash funding to the Company of up to $9,500,600. Through March, 2011, approximately $6,472,000 of cash has been received by the Company, $5,902,400 of which has been converted by JMJ Financial into a substantial number of shares of common stock without registration under the Securities Act of 1933, as amended, or qualification under state securities laws. The Company believes that any sales of common stock by JMJ are in full compliance with Rule 144 of the Securities Act of 1933, as amended, and has obtained an opinion of outside counsel regarding such compliance.

Nevertheless, it is possible such compliance could be challenged in the future by either regulatory agencies or shareholders. In particular, questions regarding the economic risk of JMJ Financial with respect to the collateral required under the secured note delivered by JMJ Financial in payment of the purchase price for the Company's convertible note could be raised since the secured note contains a prepayment provision allowing JMJ to prepay such note, in full, by returning the convertible note. If a court of law determines that any offer or sale of common stock of the Company received in a conversion by JMJ Financial was not in compliance with Rule 144 then JMJ could be deemed to be an underwriter. The result would be that the Company would have been engaged in a primary offering of common stock through an underwriter in violation of the registration requirements of the Securities Act of 1933, as amended.

The Securities Act of 1933, as amended, requires that any claim for rescission be brought within one year of the violation. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the date of the violation. At March 31, 2011, approximately 395 million shares of our outstanding common stock issued in respect of our convertible note transactions with JMJ Financial could be subject to rescission with a potential liability approximating $3.94 million, including a liability of approximately $384,000 for interest at 10% per annum.

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

The table below presents a reconciliation for liabilities measured at fair value on a recurring basis at March 31, 2010 and March 31, 2011:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	March 31, 2010	March 31, 2011
Balance at July 1	$2,380,816	$4,577,710

Decrease in Derivative Liability	(2,775,787)	(3,108,331)

Debt Discounts	2,806,816	1,631,744
Balance at March 31	$2,411,905	$3,101,123

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

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At March 31, 2011, the carrying value of the notes payable and accrued interest for convertible agreements and officers’ notes was approximately $4.126 million. The JMJ convertible notes, which are due at various times through December 2012, yield an interest rate of 12%. Refer to Note 3 of these financial statements for more information about the Company’s notes payable.

6.	RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase's President, Chief Operating Officer and Chairman of the Board are also officers of Microphase and mPhase's President and Chairman of the Board are also shareholders of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase whereby it would use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase whereby mPhase would reimburse Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services has been $5,000 per month and in July 2008, such fees were reduced to $3,000 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis.

During the nine months ended March 31, 2010 and March 31, 2011 and from inception (October 2, 1996), $283,210, $34,278 and $9,432,605 respectively, have been charged to expense. As a result of the foregoing transactions as of March 31, 2011, the Company had a $28,165 payable to Microphase.

JANIFAST LTD.

The Company historically has purchased products and incurred certain research and development expenses with Janifast Ltd that had offices in Hong Kong and a manufacturing operation in the Peoples Republic of China in connection with products associated with its former telecommunications business that was discontinued. Janifast Ltd was owned by a company in which two directors and one former director of mPhase were significant shareholders. In March of 2009, Janifast Ltd ceased operations owing to financial distress and adverse global financial and credit conditions.

Janifast Limited had been a significant shareholder of the Company until September 19, 2009, when it transferred to Mr. Durando 11,735,584 shares, representing all the shares of the Company held by Janifast, in consideration of the cancellation in loan obligations of $181,901 to Mr. Durando in connection with the plan of its liquidation.

During the three months ended March 31, 2010 and 2011 and the period from inception (October 2, 1996), $0, $0 and $16,031,811 respectively, have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On March 31, 2011, Mr. Biderman's affiliated firm of Palladium Capital Advisors was owed unpaid finders’ fees in the amount of $150,000 which is included in Accounts Payable.

During the nine months ended March 31, 2011, the Company issued 15,075,000 shares to consultants who are not considered related parties.

Transactions with Officers

At various points during past fiscal years the Messrs, Durando, Dotoli and Smiley provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand. During the nine months ended March 31, 2011 and 2010 the Company did not issue any shares or options to employees. Total compensation (including the value of stock awards) to related parties and payables to officers and Microphase are summarized as follows:

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Nine Months Ended March 31, 2011

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$120,000	$108,000	$105,000			$333,000
Interest	$24,908	$13,543	$12,405			$50,856
Rent					$27,000	$27,000
G&A					$7,278	$7,278
R&D						$0
Finders Fees				$12,500		$12,500
Total compensation for the Nine Months Ended March 31, 2011	$144,908	$121,543	$117,405	$12,500	$34,278	$430,634

				Total Notes
Summary of payables to related parties as of March 31, 2011	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$236,479	$121,306	$84,030	$441,815			$441,815
Due to Officers / Affiliates					$150,000	$28,165	$178,165
Interest Payable	$142,865	$115,431	$76,562	$334,858			$334,858

Total Payable to Officers / Affiliates as of March 31, 2011	$379,344	$236,737	$160,592	$776,673	$150,000	$28,165	$954,838

Summary of compensation to related parties for the Nine Months Ended March 31, 2010

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$150,000	$135,000	$131,250			$416,250
Interest	$47,439	$33,636	$19,880			$100,955
Rent					$27,000	$27,000
G&A					$6,210	$6,210
R&D					$250,000	$250,000
Finders Fees				$25,000		$25,000
Total compensation	$197,439	$168,636	$151,130	$25,000	$283,210	$825,415

Summary of payables to related parties as of March 31, 2010

				Total Notes
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$301,479	$241,306	$119,030	$661,815			$661,815
Due to Officers / Affiliates					$150,000 $	49,961	$199,961
Interest Payable	$108,912	$96,149	$59,680	$264,741			$264,741

Total Payable to Officers / Affiliates as of March 31, 2010	$410,391	$337,455	$178,710	$926,556	$150,000	$49,961	$1,126,517

7.	SUBSEQUENT EVENTS

From April 1, 2011 through April 27, 2011, the Company issued 19,500,000 shares of its common stock in connection with the conversion of $69,138 of the convertible debt arrangements and accrued interest thereon.

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

mPhase is a development stage company specializing in microfluidics, microelectromechanical systems (MEMS) and nanotechnology. mPhase is in the process of commercializing its first nanotechnology-enabled product for military and commercial applications - The Smart NanoBattery providing Power On Command™. The new patented and patent pending battery technology, based on the phenomenon of electrowetting, offers a unique way to store energy and manage power. Features of the Smart NanoBattery include potentially infinite shelf life, environmentally friendly design, fast ramp to power, programmable control, and direct integration with microelectronic devices.

The platform technology behind the Smart NanoBattery is a porous nanostructured material used to repel and precisely control the flow of liquids. The material has a Smart Surface that can potentially be designed for self-cleaning applications, water purification/desalination, liquid filtration/separation, and environmental cleanup.

mPhase has completed a Phase II Small Business Technology Transfer Program (STTR) grant, part of the Small Business Innovation Research (SBIR) program, with the U.S. Army for continued development of a reserve Smart NanoBattery for a critical computer memory application.

Since our inception in 1996 we have been a development-stage company and operating activities have related primarily to research and development, establishing third-party manufacturing relationships and developing product brand recognition among telecommunications service providers, and since July 1, 2007 we have focused primarily upon development of our smart reserve battery, and other battery and illuminator products.

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

mPhase uses MEMS to precisely control the machining of silicon-based materials at the micrometer and nanometer scales. This ability has led to the Company's proprietary membrane design that controls the wetting and movement of liquids on a solid surface. mPhase uses microfluidics to control the flow of liquid electrolyte through the porous membrane and this is also the basis for other possible applications such as self-cleaning surfaces, filtration and separation and liquid delivery systems.

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

In fiscal years ended June 30, 2009 and June 30, 2010, the Company focused upon further development of its Smart Nano Battery under a Phase II STTR grant from the U.S. Army as a potential reserve battery for a back-up computer memory application for a weapons system. The Company has recently completed such Phase II Army grant. On November 12, of 2010, the Company announced that it had successfully triggered and activated its first functional multi-cell smart nano battery. Triggering and activation of the cells of the battery were achieved by using the technique of electrowetting or programmable triggering. Triggering was accomplished by applying a pulse of electrical energy to a porous, smart surface membrane located inside each cell in the battery causing the electrolyte to come in contact with the cell’s electrodes, creating the chemical reaction to produce voltage inside of the multi-cell battery. The multi-cell battery consists of a matrix of 12 individual cells populated with an electrode stack consisting of lithium and carbon monofluoride materials with each rated at 3.0 volts. Using a custom designed circuit board for testing, each of the cells in the battery were independently triggered and activated without affecting any of the non-activated cells in the multi-cell configuration. Each cell in the battery has a very long shelf-life prior to triggering.

Emergency Flashlight

On December 5, 2008, mPhase Technologies, Inc. signed a contract with Porsche Design Gesellschaft m.b.H. in Austria (“Porsche Design’ Studio”), to design a premium version of the AlwaysReady Emergency Flashlight. A pilot program that began in March of 2010 has resulted in the sale of approximately 56 emergency flashlights. The flashlight sold in the pilot program contained mPhase’s proprietary mechanically-activated lithium reserve battery. The battery contains a breakable barrier that separates the solid electrodes from the liquid electrolyte until the battery is manually activated. Unlike traditional batteries, the mPhase battery remains in an inert state with no leakage or self-discharge until activation. The mPhase battery is designed to have an almost infinite shelf life making it ideal for emergency lighting applications. The premium flashlight will be marketed as an accessory for automobile roadside emergency kits.

On January 29, 2009, the Company announced that it had contracted with EaglePicher Technologies to design and manufacture, in small quantities, its mechanically-activated battery that were used in the pilot program of sales of the Company’s new Emergency Flashlight. EaglePicher was selected for the project because of their experience in custom and standardized power solutions for the extreme environments of aerospace and military applications as well as medical and commercial applications.

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

EaglePicher Technologies, LLC, along with EaglePicher Company, is a world leader in custom and standardized power solutions for the extreme environments of aerospace and military applications as well as medical and commercial applications. The company specializes in design and manufacture of battery cells, battery packaging, battery management systems (BMS), analysis, environmental testing, and energetic devices. Active in battery development and testing since 1922, EaglePicher Technologies has the most experience and broadest capability in battery electrochemistry of any battery supplier.

Owing to cost considerations, the Company has decided to utilize a cost reduced active-reserve battery in its current version of its emergency flashlight product for potential sales after the pilot program. Such active reserve battery also has a very long shelf life and enables the Company to significantly reduce the selling price of the Emergency Flashlight. In March 2011,the Company received an initial order from Porsche Design Group in Germany for mPhase's Porsche design branded mPower Emergency illuminators to be sold in Porsche Design stores in Germany, Great Britain and the United States and it began shipments of the Emergency Illuminators in April of 2011.

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

Research and development. Research and development expenses have consisted principally of direct labor and payments made to MKE manufacturing (an approved vendor of Porsche), Porsche Design Studio and Microphase Corporation in connection with the Company’s Emergency Illuminator product and to Silex, a foundry located in Sweden, as well as other third party vendors involved in the development of the nanotechnology products. All research and development costs are expensed as incurred.

General and administrative. General and administrative expenses consist primarily of salaries and related expenses for personnel engaged in its nanotechnology product line, legal and accounting personnel. Certain administrative activities are outsourced on a monthly fee basis to Microphase Corporation and mPhase leases its office in Norwalk, Connecticut from Microphase Corporation.

Non-cash compensation charges. The Company makes extensive use of stock, stock options and warrants as a form of compensation to employees, directors and outside consultants. We incurred non-cash compensation charges totaling $70,378,689 from inception (October 2, 1996) through March 31, 2011.

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

Cumulative losses, net worth and capital needs

The Company has incurred cumulative development stage losses of $194,208,509 and negative cash flow from operations of $87,106,052 from inception through March 31, 2011. The auditors’ report for the fiscal year ended June 30, 2010 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". As of March 31, 2011, the Company had a negative net worth of ($5,378,466) compared to a negative net worth of ($7,844,724) as of June 30, 2010 as a result of continuing net losses, reduced in the current nine months primarily by conversions of convertible notes and accrued interest in excess of the net loss for the current period. The Company has convertible notes funded with JMJ Financial, Inc that should enable the Company to raise significant working capital for the next fiscal year. Draws under this facility for the 9 months ended March 31, 2011 amounted to $1,403,500 (accounted for as a pay-down of notes receivable) and also the collection of $218,500 of accrued interest (included in the statement of operations).

The Company expects to be able to receive approximately $100,000-$150,000 per month through August of 2011 under its current convertible notes with JMJ Financial, Inc. While the Company believes these facilities will fund short term capital needs, it may from time to time need to supplement such funding. In the longer term, we estimate that the Company will need to raise approximately $1-5 million of additional capital above these funds through June 30, 2011 in order to fund commercialization of its products. The Company does not expect to derive any material revenue from its nanotechnology product development during the current fiscal year. The Company estimates that material revenues from its SmartNanoBattery could occur in 18 months depending upon the Company’s ability to secure federal funding in the form of SBIR grants and adoption and custom tailoring of such product as a reserve battery to a computer memory or other function for a specific weapons system. Additional revenues may be derived as early as the fourth quarter of fiscal year 2011 from further sales of the Company’s emergency flashlight product depending upon the establishment of a successful licensing arrangement with a major high-end product distributor.

THREE MONTHS ENDED March 31, 2011 VS. March 31, 2010

REVENUE

Total revenues were $17,720 for the three months ended March 31, 2011 compared to $141,747 for the three months ended March 31, 2010. Revenues derived in the current quarter consisted of sales of the emergency flashlight.

RESEARCH AND DEVELOPMENT

Research and development expenses were $110,915 for the three months ended March 31, 2011 as compared to $712,266 during the comparable period in 2010 or a decrease of $601,351. This decrease in spending is a result of completion of its smart nano battery prototype and its emergency flashlight using its mechanically-activated reserve battery as brought to market in its pilot program

Subject to available funds, the Company expects to increase its research and development efforts throughout fiscal years 2011 and 2012. Such research is expected to focus on other applications for “smart surfaces” including the Smart Nano Battery. The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for both commercial and defense applications.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $455,044 for the three months ending March 31, 2011, up from $452,835 or an increase of $2209 from the comparable period in 2010. Administrative expenses were held in check as the Company has made a concentrated effort to freeze or otherwise reduce administrative costs while it seeks to commercialize its smartnanobattery product capabilities and secure more substantial research funding for possible applications of its “smart surfaces” technology.

OTHER (EXPENSE) AND INCOME

Included in this category for the current quarter are non-cash gains and costs associated with convertible debt that include a non-cash charge for the change in derivative value of $480,318 offset by the gain on the cancellation of the La Jolla convertible debt agreements of $349,840, which when combined with amortization of debt discount costs of $576,914, resulted in a net charge of $707,396 from derivative liabilities associated with the Company’s convertible debt and is not indicative of operating results. Additionally, net interest expense of $26,222 and settlement expense of $1,800 in the current period brought total other expense to $735,418. For the same period in the prior fiscal year net other income totaled $1,925,846, consisting primarily of net credits of $1,906,004 from derivative liabilities and settlement income of $52,389, reduced by interest expense of $32,547.

NET INCOME AND (LOSS)

The Company recorded a net loss of $1,324,325 for the three months ended March 31, 2011 as compared to net income of $893,905 for the three months ended March 31, 2010. This represents a net loss per common share of $(0.00) and net income per share (basic and diluted) of $0.00 for the three month periods ended March 31, 2011 and 2010 respectively. The net loss recorded in the current period as compared to the net income reported for the same period last year is directly attributable to the magnitude of the net gain from derivative liabilities associated with the Company’s convertible debt recorded for the three months ended March 31, 2010 and is not indicative of operating results.

NINE MONTHS ENDED March 31, 2011 VS. March 31, 2010

REVENUE

Total revenues were $47,871 for the nine months ended March 31, 2011 compared to $228,122 for the nine months ended March 31, 2010. Revenues derived in this current period consisted of payments received under a Phase II U.S. Army Grant of $26,493 as part of a $750,000 STTR award (shared between the Company and Rutgers University) which began September 2008 and sales of the emergency flashlight.

RESEARCH AND DEVELOPMENT

Research and development expenses were $445,510 for the nine months ended March 31, 2011 as compared to $1,805,839 during the comparable period in 2010, or a decrease of $1,360,329. This decrease in spending is a result of completion of its smart nano battery prototype and its emergency flashlight using its mechanically-activated reserve battery as brought to market in its pilot program

Subject to available funds, the Company expects to increase its research and development efforts throughout fiscal year 2011 and 2012. Such research is expected to focus on other applications for “smart surfaces” including the Smart Nano Battery. The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for both commercial and defense applications.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $1,424,739 for the nine months ending March 31, 2011, up from $1,367,049 or an increase of $57,690 from the comparable period in 2010. The increase in G&A expense is primarily the result of continued expenses incurred by the Company to complete proxy filings in connection with a special shareholders’ meeting. Otherwise administrative expenses were held in check as the Company has made a concentrated effort to freeze or otherwise reduce administrative costs while it seeks to commercialize its smartnanobattery product capabilities and secure more substantial research funding for possible applications of its “smart surfaces” technology.

OTHER (EXPENSE) AND INCOME

Included in this category for the nine months ending March 31, 2011 are non-cash gains and costs associated with convertible debt that include a non-cash credit for the change in derivative value of $3,108,331combined with the gain on the cancellation of the La Jolla convertible debt agreements of $349,840, offset by amortization of debt discount costs of $1,485,299 plus $55,000 of convertible debt forbearance fees , resulting in a net gain of $1,917,868 from derivative liabilities associated with the Company’s convertible debt and is not indicative of operating results. Additionally, net interest expense of $81,563 and settlement expense of $1,800 in the current period brought total other income down to $1,834,505. For the same period in the prior fiscal year net other expense totaled $41,252, consisting primarily of net credits of $692,969 from derivative liabilities combined with settlement income of $21,143, reduced by net interest expense of $755,364. The interest expense for the prior period included interest non-recurring charges of $580,803 that included a non-recurring recorded expense on beneficial conversions features for Microphase Corporation in connection with the conversion of $200,000 of accounts payable, and $82,609 recorded on such features for officer’s loans and accrued interest as discussed in Note 6-“Related Party Transactions”.

NET INCOME AND (LOSS)

The Company recorded a net loss of $50,945 for the nine months ended March 31, 2011 as compared to a net loss of $3,003,176 for the nine months ended March 31, 2010 This represents a net loss per common share of $(0.00) and net loss per share of $(0.00) for the nine month periods ended March 31, 2011 and 2010 respectively. The reduction in the net loss recorded in the current period as compared to the net loss reported for the same period last year is primarily attributable to the magnitude of the net gain from derivative liabilities associated with the Company’s convertible debt recorded for the nine months ended March 31, 2011 and is not indicative of operating results.

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

The liability was recorded at the fair market value, which estimated value was based upon the contractual life of the free standing warrants, using the Black Scholes pricing model, based on the following weighted average assumptions: annual expected return of 0%, an average life of 5 years, annual volatility of 81% and a risk-free interest rate of 2.25% . At the issuance date of the free standing warrants, which warrants were issued during the fourth quarter of fiscal June 30, 2008, the estimated value approximated $1,006,200 and, as recalculated on the quarterly measurement dates, at June 30, 2008 the estimated value approximated $433,300. During fiscal year ended 2009, the estimated value was reduced to zero. The net change in the liability was credited to the change in derivative value in the Consolidated Statement of Operations for the fiscal years ended June 30, 2008 and 2009 for $572,900 and $433,300, respectively, for each of these periods in accordance with FASB Standards Codification Topic 815 (previously known as EITF 00-19). Effective May, 2009, warrants to purchase 11,111,112 shares, and effective September, 2009, warrants to purchase 1,493,056 shares, representing all of the contracts for warrants to purchase 12,604,168 shares that were reclassified to liabilities during the fiscal year ended June 30, 2008, were reclassified to permanent equity.

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

During the nine months ended March 31, 2010 and March 31, 2011 and from inception (October 2, 1996), $283,210, $34,278 and $9,432,605 respectively, have been charged to expense. As a result of the foregoing transactions as of March 31 2011, the Company had a $28,165 payable to Microphase.

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

During the nine months ended March 31, 2010 and 2011 and the period from inception (October 2, 1996), $0, $0 and $16,031,811 respectively, have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On March 31, 2011, Mr. Biderman's affiliated firm of Palladium Capital Advisors was owed unpaid finders’ fees in the amount of $150,000 which is included in accounts payable.

During the nine months ended March 31, 2011, the Company issued 15,075,000 shares to consultants who are not considered related parties.

Transactions with Officers

At various points during past fiscal years the Messrs, Durando, Dotoli and Smiley provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand. During the nine months ended March 31, 2011 and 2010, the Company did not issue any shares or options to employees. During the fourth quarter of the fiscal year ended June 30, 2009, the Board of Directors authorized a conversion feature on these notes into shares of commons stock at the discretion of the holder provided such shares are authorized and available at a conversion price of $.0075 per share, which was comparable to private placements done during that quarter.

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Nine Months Ended March 31, 2011

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$120,000	$108,000	$105,000			$333,000
Interest	$24,908	$13,543	$12,405			$50,856
Rent					$27,000	$27,000
G&A					$7,278	$7,278
R&D						$0
Finders Fees				$12,500		$12,500
Total compensation for the Nine Months Ended March 31, 2011	$144,908	$121,543	$117,405	$12,500	$34,278	$430,634

				Total Notes
Summary of payables to related parties as of March 31, 2011	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$236,479	$121,306	$84,030	$441,815			$441,815
Due to Officers / Affiliates					$150,000	$28,165	$178,165
Interest Payable	$142,865	$115,431	$76,562	$334,858			$334,858

Total Payable to Officers / Affiliates as of March 31, 2011	$379,344	$236,737	$160,592	$776,673	$150,000	$28,165	$954,838

Summary of compensation to related parties for the Nine Months Ended March 31, 2010

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$150,000	$135,000	$131,250			$416,250
Interest	$47,439	$33,636	$19,880			$100,955
Rent					$27,000	$27,000
G&A					$6,210	$6,210
R&D					$250,000	$250,000
Finders Fees				$25,000		$25,000
Total compensation	$197,439	$168,636	$151,130	$25,000	$283,210	$825,415

Summary of payables to related parties as of March 31, 2010

				Total Notes
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$301,479	$241,306	$119,030	$661,815			$661,815
Due to Officers / Affiliates					$150,000	$49,961	$199,961
Interest Payable	$108,912	$96,149	$59,680	$264,741			$264,741

Total Payable to Officers / Affiliates as of March 31, 2010	$410,391	$337,455	$178,710	$926,556	$150,000	$49,961	$1,126,517

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative development stage losses of $194,208,509, and negative cash flow from operations of $87,106,052 as of March 31, 2011. The auditors’ report for the fiscal year ended June 30, 2010 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". As of March 31, 2011, the Company had a negative net worth of ($5,378,466) compared to a negative net worth of ($7,844,724) as of June 30, 2010 as a result of continuing net losses, reduced in the current nine months primarily by conversions of convertible notes and accrued interest in excess of the net loss for the current period. The Company received $1,403,500 from notes receivable in connection with convertible notes for the nine month period that ended March 31, 2011 and $218,500 of accrued interest. In addition, the Company has several convertible notes with JMJ Financial, Inc. through which the Company expects to fund approximately $100,000 -$150,000 per month through June 30, 2011. While the Company believes these facilities will fund short term capital needs it may from time to time need to supplement such funding. In the longer term, we estimate that the Company will need to raise approximately $1-5 million of additional capital above the funds anticipated from the monthly payments by JMJ to meet longer term liquidity needs through June 30, 2011. Such monies would be necessary primarily to fund expenditures for commercialization and distribution of its emergency flashlight product which includes the Company’s active reserve battery contained therein. The Company does not expect to derive any material revenue from its nanotechnology product development until after a deployment and custom tailoring of its Smart Nanobattery takes place by the Army which the Company currently estimates could occur during the next 18 months. The Company has been seeking high-end products distributors with which to establish licensing or distribution agreements in order to maximize potential revenue associated with the product. In March 2011, the Company received an initial order from Porsche Design Group in Germany for mPhase’s Porsche design branded mPower Emergency Illuminators to be sold in Porsche Design stores in Germany, Great Britain and the United States and it began shipments of the Emergency Illuminators in April of 2011.

MANAGEMENT'S PLANS

The Company has shifted its focus to the development of its “smart surfaces” using the science of nanotechnology. The Company does not expect to derive any material revenue from its nanotechnology product development during the next 18 months. In addition, the Company relies on the continuation of funding under certain convertible securities agreements (See Note 3). The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at March 31, 2011.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time mPhase may be involved in various legal proceedings and other matters arising in the normal course of business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All proceeds received from the following financings were used by the Company for working capital needs.

Private Placements

During the nine months ended March 31, 2011, the Company issued 25,000,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $125,000 and paying finder’s fees in the amount of $12,500. The proceeds were used by the Company as working capital

During the nine months ended March 31, 2010, the Company issued 30,666,667 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $250,000 and paying finder’s fees in the amount of $25,000. The proceeds were used by the Company as working capital

Stock Based Compensation

During the nine months ended March 31, 2011, the Company did not issue any stock compensation, warrants or options to officers or employees and issued 15,075,000 shares of its common stock to consultants valued at $126,945.

During the nine months ended March 31, 2010, the Company issued 2,050,000 shares of common stock to employees and consultants valued at $43,050.

Conversion of Debt Securities

During the nine months ended March 31, 2011, $2,277,758 of convertible debt and accrued interest thereon was converted into 362,675,312 shares of common stock.

During the nine months ended March 31, 2010, $2,749,250 of convertible debt and accrued interest thereon was converted into 117,696,672 shares of common stock.

Long Term Convertible Debentures / Notes Receivable / Debt Discount

The Company had 7 separate convertible debt arrangements with independent investors active during the quarter ended June 30, 2010. During the nine months ended March 31, 2011, $2,277,758 of these convertible debt arrangements and accrued interest thereon was converted into 362,675,312 shares of common stock. These transactions are intended to provide liquidity and capital to the Company and are summarized below.

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

Conversion of outstanding debentures into common shares is at the option of the holder at a price equal to the dollar amount of the debenture divided by the lesser of $.35 per share or 80% of the three lowest volume weighted average prices during a 20 day trading period. At the time of the transaction (September 11, 2008), the derivative value of this security was calculated to be $1,176,471.On June 30, 2010, the derivative value of this security was calculated to be $1,080,475.

On March 16, 2011, the holder and the Company entered into a termination agreement whereby $1,800,000 of the principal of both the note receivable and the convertible debenture, plus $90,291 in accrued interest receivable and $84,175 in accrued interest payable, was cancelled. Additionally in connection with the termination, the Company paid the holder $17,000 and assigned to a consultant engaged by the Company the unconverted portion of the convertible debenture in the amount of $10,000 which had been fully funded in cash and which remained outstanding at March 31, 2011 and the derivative value of the remaining security was calculated to be $3,468.

Arrangement #2 (JMJ Financial, Inc.)

On August 19, 2009, the Company received proceeds of $250,000 in connection with a third agreement with JMJ Financial. This transaction involves 1) a convertible note payable in the amount of $1,870,000, plus a one-time interest factor of 12% ($224,400) and a maturity date of August 10, 2012, and 2) a secured note receivable in the amount of $1,700,000 plus a one-time interest factor of 13.2% ($224,400) and a maturity date of August 10, 2012 due from JMJ Financial.

Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. At the commitment date the embedded conversion feature of such security was $1,054,395 and the debt discount valued at $1,224,395, and at June 30, 2010, this estimated liability was calculated to be $271,339 and the debt discount had been amortized to $227,081. On March 31, 2011, given the fact that the convertible note had been fully converted these values had decreased to $0.

Arrangement#3 (JMJ Financial, Inc.)

On September 30, 2009, the Company received a total of $150,000 of proceeds in connection with another agreement with JMJ Financial. This transaction involves 1) a convertible note payable in the amount of $1,200,000 plus a one-time interest factor of 12% ($144,000) and a maturity date of September 23, 2012, and (2) a secured note receivable in the amount of $1,100,000 plus a one-time interest rate factor of 13.2% ($144,000) and a maturity date of September 23, 2012 due from JMJ Financial.

Conversion of outstanding into common shares is at the option of the holder. The number of shares into which this note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. In addition, the Company received a commitment from JMJ Financial to enter into an identical financing not later than 60 days from September 23, 2009. At the commitment date the embedded conversion feature of such security was $480,000 and the debt discount valued at $580,000 and at June 30, 2010 this estimated liability was calculated to be $938,843 and the debt discount had been amortized to $386,668. On March 31, 2011, given the fact that the convertible note had been fully converted, these values had decreased to $0.

Arrangement #4 (JMJ Financial, Inc.)

On November 17, 2009, the Company received a total of $186,000 of proceeds in connection with a new financing agreement with JMJ Financial. This transaction consists of the following: 1) a convertible note payable in the amount of $1,200,000 plus a one-time interest factor of 12% ($144,000) and a maturity date of September 23, 2012, and (2) a secured promissory note receivable in the amount of $1,100,000 plus a one-time interest rate factor of 13.2% ($144,000 each) and a maturity date of September 23, 2012 due from JMJ Financial. Conversion of outstanding principal into shares of common stock is at the option of the holder. The number of shares into which this note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion.

At the commitment date, the derivative value of the embedded conversion feature of this security was $536,000 and the debt discount was valued at $636,000, and at June 30, 2010, this estimated liability was calculated to be $938,843 and the debt discount had been amortized to $512,332. On March 31, 2011, given the changes in the Company’s stock price during the 20 day look-back period for March 31, 2011, this estimated liability had decreased to $697,195, a decrease this period of $241,648, creating a non-cash credit to earnings for the nine months ended March 31, 2011 of that amount. During the nine month period ended March 31, 2011, amortization of debt discount amounted to $170,777 reducing the balance to $341,555.

Arrangement #5 (JMJ Financial, Inc.)

On December 15, 2009, the Company entered into a new financing agreement with JMJ Financial that consists of the following: 1) a convertible note issued by the Company in the amount of $1,500,000 plus a one-time interest factor of 12% ($180,000) and a maturity date of December15, 2012, and (2) a secured promissory note receivable in the amount of $1,400,000 plus a one-time interest rate factor of 13.2% ($180,000 ) and a maturity date of December 15, 2012 due from JMJ Financial. The number of shares into which this convertible note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion.

At the time of the transaction, the derivative value of the embedded conversion feature of this security was calculated to be $542,714 and at June 30, 2010, this estimated liability was calculated to be $1,173,555 and the debt discount had been amortized to $518,552. On March 31, 2011, given the changes in the Company’s stock price during the 20 day look-back period for March 31, 2011 this estimated liability had decreased to$871,494, a decrease this period of $302,061, creating a non-cash credit to earnings for the nine months ended March 31, 2011 of that amount. During the nine month period ended March 31, 2011, amortization of debt discount amounted to $144,854 reducing the balance to $373,698.

Arrangement #6 (JMJ Financial, Inc.)

On April 5, 2010, the Company entered into a new financing agreement with JMJ Financial that consists of the following: 1) a convertible note issued by the Company in the principal amount of $1,200,000 plus a one-time interest factor of 12% ($144,000) and a maturity date of December 15, 2012, and (2) a secured promissory note receivable from JMJ Financial in the amount of $1,100,000 plus a one-time interest rate factor of 13.2% ($144,000) and a maturity date of December 15, 2012.

The number of shares into which this convertible note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. At the time of the transaction, the derivative value of the embedded conversion feature of this security was calculated to be $421,891 and at June 30, 2010, the estimated liability was calculated to be $938,843 and the debt discount had been amortized to $478,761. On March 31, 2011, given the changes in the Company’s stock price during the 20 day look-back period for March 31, 2011, this estimated liability had decreased to $697,195, a decrease this period of $241,648 , creating a non-cash credit to earnings for the nine months ended March 31, 2011 of that amount. During the nine month period ended March 31 2011, amortization of debt discount amounted to $143,628 reducing the balance to $335,133.

Arrangement #7 (J. Fife)

On March 3, 2010, the Company entered into a financing agreement with J. Fife that consisted of a convertible note issued by the Company in the principal amount of $550,000 bearing interest at 7.5% per annum in which the Company received $495,000 cash up front. The convertible note has a maturity date of 4 years from the date of issuance. In addition, the Company has committed to issue in the future 2 additional promissory notes each in the principal amount of $275,000, each with an interest rate of 7.5% and each upon the receipt of $250,000 of cash funding in exchange for such notes. The issuance of each of such notes is expected to take place upon the full conversion by the holder of its previous note into common stock of the Company. Conversion of each of the convertible notes into common stock of the Company is at the option of the holder at a price equal to the dollar amount of the note being converted divided by 75% of the three lowest volume weighted average prices during the 20 day trading period immediately preceding the date of conversion.

At the time of the transaction, the embedded conversion feature of this security was calculated to be $193,767, and the loan discount totaled $243,767 and at June 30, 2010, the estimated liability was calculated to be $418,478 and the debt discount had been amortized to $227,621. On March 31, 2011, given the changes in the Company’s stock price during the 20 day look-back period for March 31, 2011 and conversions during the period this estimated liability had decreased to $99,443, a decrease this period of $319,035, creating a non-cash credit to earnings for the nine months ended March 31, 2011 of that amount. During the nine month period ended March 31, 2011, amortization of debt discount amounted to $227,621 reducing the balance to $0.

On October 22, 2010 the Company entered into a Forbearance Agreement with this convertible note holder in which the lender agreed not to convert any additional amounts under the convertible notes until January 15, 2011 in exchange for increasing the original principal amount of those notes by 10% from $550,000 to $605,000. Resulting in a charge of $55,000 for debt extension fees corresponding with the addition to the note principal, this increase in the convertible notes is also convertible into common stock of the Company at the option of the holder at a price equal to the dollar amount of the note being converted divided by 75% of the three lowest volume weighted average prices during the 20 day trading period immediately preceding the date of conversion.

At the time of the transaction, the embedded conversion feature of this security for this incremental liability and loan discount was calculated to be $20,005. On March 31, 2011, given the changes in the Company’s stock price during the 20 day look-back period for March 31, 2011, this estimated liability increased to $23,600, an increase for the period from October 22, 2010 through March 31, 2011 of $3,595 creating a non-cash charge to earnings for the quarter ended March 31, 2011 of that amount. During the same period ended March 31, 2011, amortization of debt discount amounted to $20,005 reducing the balance to $0.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

1.	Form 8K/A dated February 11, 2011 indicating request for Confidential Treatment for previously filed documents.

2.	Form 8K dated March 4, 2011 announcing purchase order from Porsche Design Studio

3.	Form 8K/A dated March 7, 2011 indicating correction of previously filed Convertible Note Documents.

4.	Form 8K dated March 16, 2011 announcing termination of Convertible Debenture financing with La Jolla Cove Investors.

5.	Form 8K/A dated March 22, 2011 indicating correction of previously filed Convertible Note Documents.

6.	Form 8K/A dated March 24, 2011 announcing new terms of JMJ Convertible Debentures

EXHIBITS
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: May 2, 2011	By:/s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President Chief Financial Officer and General Counsel