Form 10-K
period 2011-06-30
MPHASE TECHNOLOGIES INC
filed 2011-09-12
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
FOR THE YEAR ENDED JUNE 30, 2011

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

Yes [   ]  No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ]  No [ X ]

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

Large accelerated filer [ ]
Non-accelerated filer [ X ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes [   ] No  [ X ]

As of August 22, 2011 there were approximately 1,752,348,264 shares of common stock, $01 par value, outstanding and the aggregate market price of shares held by non-affiliates was approximately $11,060,984. (Based upon a closing common stock price of $.0069 on August 22, 2011 solely for the purpose of calculating the preceding amount, all directors and officers of the registrant are deemed to be affiliates.)

Documents Incorporated by Reference

None.

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

ITEM 1. BUSINESS

General Description of the Business

mPhase Technologies, Inc. is a publicly-held New Jersey company founded in 1996 with approximately 23,000 shareholders and approximately 1.63 billion shares of common stock outstanding as of June 30, 2011. The Company's common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. The Company has offices in Little Falls, New Jersey as well as Norwalk, Connecticut.

mPhase is a development-stage company specializing in developing “smart surfaces” using materials science engineering, nanotechnology science and the principles of microfluidics and microelectromechanical systems (MEMS). The Company develops products for both commercial and military applications. The Company's flagship product is its Smart NanoBattery providing Power On Command™. The new patent pending and patented battery technology, based on the phenomenon of electrowetting, offers a unique way to store energy and manage power. Features of the Smart NanoBattery include potentially infinite shelf life, environmentally friendly design, fast ramp to power, programmable control, and direct integration with microelectronic devices. The platform technology behind the Smart NanoBattery is a porous nanostructured material used to repel and precisely control the flow of liquids. The material has a Smart Surface that can potentially be designed for other innovative products such as medical devices including heart pacemakers and pumping devices.

mPhase has completed a Phase II Small Business Technology Transfer Program (STTR) grant, part of the Small Business Innovation Research (SBIR) program, with the U.S. Army for continued development of a reserve Smart NanoBattery for a critical computer memory application. Such reserve battery can be activated by an electronic pulse.

In a separate effort, mPhase has also developed a mechanically- activated reserve battery. As a result of a unique combination of battery and mechanical engineering, such reserve battery also has a potentially infinite shelf-life. The battery was part of the Company's pilot program for a new emergency flashlight product line that has been designed by and co-branded with Porsche Design Studio, a premiere world-class company specializing in high-end accessory products for the luxury automotive manufacturer.

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

During fiscal year ended June 30, 2011 the Company completed work on its Phase II STTR grant for the U.S. army for a nano-reserve battery for a back-up computer memory application. In addition the Company engaged First Principals, Inc to perform an evaluation or each of its patents in order to identify a strategic partner whose products line will need the Company’s SmartNanoBattery as a compelling solution.

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

On January 29, 2009, the Company announced that it had contracted with EaglePicher Technologies to design and manufacture, in small quantities, its mechanically-activated battery that were used in the pilot program of sales of the Company’s new Emergency Flashlight. EaglePicher was selected for the pr0oject because of their experience in custom and standardized power solutions for the extreme environments of aerospace and military applications as well as medical and commercial applications.

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

DISCONTINUED BUSINESS-Internet Protocol Television(IPTV)

Historically, the Company, since its inception, had focused upon developing innovative solutions for the delivery of Broadcast Television as part of a "triple play" of services that would include voice and high-speed internet for telephone service providers globally. The Company, however, has not been able to derive any significant revenue from its TV+ solution and no active development of the product has occurred since fiscal year 2007. The Company determined to discontinue this line of business and all inventory has been written off. During the fourth quarter of the fiscal year ended June 30, 2010, the Company formally elected, for financial reporting purposes to treat its IPTV product line as a discontinued business.

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

mPhase has demonstrated that the battery works in lab tests as well as in a significant field test conducted for the U.S. Army as part of a guided munitions project. The relationship with the Army also included an $850,000 funded project to develop a battery for a mission critical computer memory backup application. The target was a small footprint, 3-volt lithium battery with a minimum shelf life of 20 years and uninterruptible power output during this time period. No other battery technology available today can deliver the long-term performance requirements specified by the U.S. Army for this application.

The Smart NanoBattery can potentially be designed to accommodate a variety of sophisticated portable electronic and microelectronic devices including next-generation cell phones, handheld gaming devices, wireless sensor systems, radio frequency identification tags, high-tech flashlights and beacons, health alert alarms, and non-implantable and implantable medical devices such as pacemakers.

Initial applications will address the need to supply emergency and backup power to a range of products for defense and security, with future applications in the commercial and consumer arenas.

Other Potential Products

The Company has been in active discussions with Picatinny Arsenal, Picatinny, New Jersey to jointly obtain federal funding under SBIR grants to develop additional new products for military small munitions applications. The Company has a strong historic cooperative relationship for product development and testing.

In 2007 the Company entered into a Cooperative Research and Development Agreement (“CRADA”) with Picatinny Arsenal to test the single cell version of the SmartNanoBattery suitable for future research and development programs for projectile launched munitions. From 2007 through the first quarter of calendar year 2010, numerous internal laboratory air gun simulation tests were performed, including a live-air gun and live gun fired test at the United States Army’s facility at Aberdeen Proving Grounds, Aberdeen, Maryland. A prototype of the SmartNanoBattery was the subject of a live fire test as part of a projectile fired out of an Abrams Tank. The results of the test indicated that the battery was activated by 10,000 G forces indicating that it could supply energy necessary to operate a guidance system for small munitions. In addition, the SmartNanoBattery demonstrated extreme resiliency to shock and acceleration since, it survived tests that subjected it to high acceleration of over 30,000 G forces.

On February 9, 2011, the Company announced that it had signed a 3 year CRADA with the U.S. Army Armament Research, Development, and Engineering Center (ARDEC) at Picatinny, New Jersey, to continue to cooperatively test and evaluate the mPhase Smart NanoBattery, including new design features functionally appropriate for DoD based systems requiring portable power sources. The army researchers are evaluating the prototypes using the Army’s testing facilities at Picatinny Arsenal in New Jersey in order to determine applicability of the technology to gun fired munitions and potentially to incorporate the technologies into research and development and other programs sponsored by Picatinny. The Research Agreement is supported by the Fuze & Precision Armaments Technology Directorate.

BUSINESS OF THE COMPANY

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

From June of 1997-December of 2007, the Company’s main business was the development and sale of telecommunication products and equipment and middleware products for the delivery of television by telephone service providers. This business was formally discontinued by the Company for financial reporting as of June 30, 2010.

Effective February 3, 2004, the Company entered into a Development Agreement with the Bell Laboratories division of Lucent Technologies, Inc. for the development of micro power source arrays fabricated using nano textured super hydrophobic materials.

Effective March 5, 2005, the Company extended its Development Agreement with Bell Labs for an additional 12 months for the development of micro power source arrays fabricated using nano textured super hydrophobic materials.

Effective March 10, 2005, the Company entered into a Development Agreement with Bell Labs for the development of a new generation of magnetic field sensors using the science of nanotechnology.

In April of 2006, the Company renewed each of the nanotechnology Development Agreements will Bell Labs dated March 5, 2005 and March 10, 2005 respectively for an additional 12 months at the cost of $100,000 per month for each agreement.

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

On August 5, 2009, the Company announced that it had completed the first functional prototype of its lithium reserve battery intended for use in the Company's emergency flashlight. The prototype is the first time the mPhase battery technology had come together in a "ready for production" prototype. The mPhase lithium reserve battery stores energy until it is literally "turned on." It is manually activated by a unique triggering mechanism that rapidly releases and distributes the liquid electrolyte inside the battery. The electrolyte immediately contacts the solid electrode materials to produce 3 volts. The reserve battery is designed for backup power and emergency applications. With a shelf life of over 20 years, the mPhase lithium reserve battery allows the emergency flashlight to function as a reliable emergency light source in countless situations.

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

On November 12, 2010, the Company reported that it had successfully triggered and activated its first functional multi-cell Smart NanoBattery, achieved by applying a brief pulse of electrical energy to a porous, smart surface membrane, located inside each cell in the battery, which caused the electrolyte to come in contact with the cell's electrodes, creating the chemical reaction to produce voltage inside the cell of the multi-cell battery. The mPhase multi-cell battery consists of a matrix of 12 individual cells populated with an electrode stack consisting of lithium and carbon monofluoride materials (Li/CFx), with each cells rated at 3.0 volts. Using a specially designed circuit board for testing and characterization studies, each of the cells in the battery were independently triggered and activated without affecting any of the non-activated cells in the multi-cell configuration. Because of the unique design of the multi-cell battery, each cell in the battery has very long shelf until it is triggered.

On February 9, 2011, the Company announced that it signed a 3 year CRADA (Cooperative Research and Development Agreement) with the U.S. Army Armament Research, Development, and Engineering Center (ARDEC) at Picatinny, New Jersey, to continue to cooperatively test and evaluate the mPhase Smart NanoBattery, including new design features and functionally appropriate for DoD based systems requiring portable power sources. The army researchers would further evaluate the prototypes using the Army's testing facilities at Picatinny Arsenal in New Jersey in order to potentially incorporate the technologies into research and development and other programs sponsored by Picatinny.

On May 20, 2011, the Company reported that it had been granted a United States patent for the unique concept of a smart battery design that could contain different battery chemistries within the same battery configuration or battery pack. The techniques described in the patent are based on the idea of creating individual cells within a battery system, where each cell could contain a custom combination of electrolyte and electrode materials. The patent describes how individual cells in a battery could be activated based on conditions such as the surrounding temperatures or other conditions such as power drain requirements, which can be used in determining which cells in the battery to activate. The concepts behind this patent could be used to create a new type of reserve battery that would work in a wide range of applications, such as electronic devices and sensors used in very high and low temperature environments, where the temperature conditions may change over time, or in other environments where optimal battery performance is not easily achieved based on a single non optimized battery chemistry.

On June 15, 2011, the Company announced that it had engaged First Principals, Inc. (FPI), a world-class technology appraisal and commercialization enterprise located in Cleveland, Ohio, to perform a complete economic and strategic evaluation of mPhase's Patent Portfolio and identify a broad array of potential innovative products for "smart surfaces." In addition, FPI is to assist the Company in identifying strategic partners leading to additional commercialization applications and opportunities with respect to its SmartNanoBattery.

On June 29, 2011, the Company received approval from its shareholders at a Special Meeting of Shareholders to amend the Company’s Articles of Incorporation to increase the Company’s authorized shares of common stock from 2 billion to 6 billion shares.

On July 28, 2011, the Company announced it had executed a Letter of Intent to acquire Energy Innovative Products, a company engaged in energy conservation product development (See Subsequent Events on page 62).

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

Mechanically-Activated Reserve Battery

In April of 2008, mPhase successfully produced its first lithium-based breakable separator. This provided the basis of a new reserve battery product that relies on mechanical rather than electrical activation to provide Power on Command. In contrast to the Company's SmartNanoBattery product that is being developed using the science of nanotechnology and relies on an electro wetting membrane, this reserve battery is designed for mechanical rather than electrical activation. Such reserve battery is based upon an innovative mechanical and battery engineering design that is activated by puncturing a soft pouch containing electrolyte. Such reserve battery was especially designed to be used in the Company's new emergency flashlight product. It was designed for the Company by Eagle Picher, a major U.S. battery designer, and the flashlight was designed for the Company by Porsche Design Studio. The Company transitioned the flashlight’s backup battery from the Eagle Picher battery to a cost-reduced modified primary battery with an extended shelf life.

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

There are numerous thin film batteries based on lithium metal, lithium ion and lithium polymer, as well as other chemistries, used in military devices, portable electronics, RFID tags and wireless sensor networks, that are similar in size to the Smart NanoBattery, often referred to as microbatteries. None of these designs is based on reserve battery architectures. Thin film batteries are manufactured by companies including Cymbet Corporation, Front Edge Technology, Infinite Power Solutions, ITN Energy Systems, Johnson Research and Development Company, KSW Microtec, Lithium Technology Corporation, MPower Solutions, Oak Ridge Micro-Energy, Power Paper, Solicore, VoltaFlex Corporation. Large companies such as Energizer, Ultralife, Varta and Proctor & Gamble are also involved with developing thin film batteries. Thin film battery markets are anticipated to reach 10 billion units and $11 billion dollars by 2012. The market driving forces are those of wide expansion of portable devices in that time frame. With 3.5 billion cell phone users and 67 billion RFID tags per year anticipated during that period alone, it is expected that there will be substantial commercial demand for thin film batteries.

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

Flashlight Market

The Company believes that there may be a significant market for a high-end emergency flashlight containing its mechanically activated reserve battery. The need for absolute reliability in many emergency situations includes those of fire, police and other emergency service providers. In addition to providing an emergency light source, when needed, the flashlight developed with such lithium reserve battery has, as an alternative to providing light, a port capable of recharging a cellular telephone produced by Porsche Design Studio as well as those of other major cellular telephone providers. Since the market for new and innovative portable electronic batteries continues to expand, especially in the field of wireless hand-held devices, the Company believes that its emergency flashlight and reserve battery may benefit significantly from this trend.

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

Prototype Development

As the Company moved from development to commercialization of its emergency flashlight products utilizing its mechanically activated reserve battery, the Company outsourced the creation of prototypes to Porsche Design Studio in December of 2008 and MKE, a mechanical design company in Austria that works closely with them. The reserve battery prototype development work was outsourced to Eagle Picher in early 2009. The Company engaged Microphase Corporation, a related party, under contract for project management and testing of its new Emergency Flashlight and the mechanically- activated reserve battery initially used in such flashlight at a cost of $50,000 per month for 6 months beginning April 1, 2009 and ending on September 30, 2009. From October 1, 2009 through June 30, 2011 the Company has paid Microphase Corporation a total of $225,000 in connection with its Emergency Flashlight pilot sales program.

Manufacturing

mPhase subcontracts all of the manufacturing of its products to outside sources including related parties such as Microphase Corporation. During the fiscal year ended June 30, 2011, the Company paid MKE $87,766 for the manufacture and packaging of its Emergency Illuminator. During the fiscal year ended June 30, 2010, the Company engaged MKE in connection with the manufacture and packaging of its Emergency Illuminator at a cost of $199,092. From April 1, 2009 through August 31, 2009, we paid $50,000 per month to Microphase for project management services in connection with development of the Company's flashlight with Porsche Design Studio and the concurrent development of its mechanically-activated reserve battery by Eagle Picher. The Company believes that such payments are the same as would be charged by other management services provided by non-affiliated third party providers of such services. By using contract manufacturers, mPhase avoids the substantial capital investments required for internal production.

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

The Company has intellectual property as follows:

Nano Technology, Micro Electrical Mechanical Systems (MEMS) and Battery Portfolio:

Various aspects of the mPhase technology are protected by patents either owned directly by the Company or with respect to which the Company has full sub-licensing rights. The Company’s current battery related patent portfolio consists of seven issued patents, of which one is jointly owned with Rutgers University, two are jointly owned with Lucent Technologies and four are licensed from Lucent Technologies. These cover such aspects of the technology as the ability to use electrowetting to create a moveable liquid lens, methodology and apparatus for reducing friction between a fluid and a body, methodology for etching planar silicon substrates to develop a reserve battery device, methodology and apparatus for controlling the flow resistance of a fluid on nanostructured or microstructured surfaces, methodology for creating a structured membrane with controllable permeability, methodology for a nanostructured battery with end of life cells, and methodology for making a multi-cell battery system with multiple chemistries in each individual cell of the battery pack. Some of these patents are specific to the development of a battery device while others are more generalized. The Company also has four patent applications related to the Smart Surfaces technology that have been filed with the United States Patent Office and other foreign patent offices and that are in various stages of examiner review, as well as four additional patent applications related to other Smart Surfaces technologies under review.

The Company has obtained trademark protection for its mPower Emergency Illuminator and mPower on Command, and it currently has one additional trademark application pending.

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

On May 20, 2011, the Company announced that it had been granted a U.S. patent for multi-chemistry battery architecture.

We also rely on unpatented proprietary technology, and we can make no assurance that others may not independently develop the same or similar technology or otherwise obtain access to our unpatented technology.

Research and Development

From March of 2005 through March of 2007, the Company had engaged Bell Labs under separate Development Agreements for the development of a new generation of ultra magnetic sensors (magnetometers) using the science of nanotechnology with a total cost of $2.4 million. The Company did not renew such its engagement with Bell Labs upon expiration and did not incur any further costs with respect to its magnetometer since the Company has suspended further development of the product to conserve financial resources.

On September 23, 2008, the Company announced that its internal research and development effort had resulted in the successful creation of a compact lithium reserve battery reserve battery prototype with a breakable separator capable of powering a high-intensity emergency flashlight. The manually-activated reserve battery is based upon the same principles of separation of liquid electrolyte from solid electrodes as the Company’s smart nanobattery but was developed based upon traditional mechanical engineering technology.

Our SmartNanoBattery and power cell technology research and development was performed by the Bell Labs division of Alcatel/Lucent from February of 2004 through March of 2007 at an aggregate cost of $3.8 million. The Company paid Bell Labs $300,000 covering the period from April 27, 2007 through July 30, 2007, at which time it determined that, in order to develop a lithium battery for higher density energy than zinc, it required facilities capable of handling lithium battery research that Bell Labs does not have. The Company engaged a number of small foundries during fiscal year ended June 30, 2008 for commercialization of its SmartNanoBattery at a cost of approximately $150,000. In fiscal year ended June 30, 2009, the Company engaged Eagle Picher at a cost of $75,000 to design and engineer a prototype of its manually-activated lithium reserve battery and Posche Design studio at a cost of $79,123 for design of its emergency flashlight product. In addition, the Company secured a Co-Branding Agreement with Porsche Design Studio for its emergency flashlight product. In fiscal year ended June 30, 2010, the Company paid $950,018 in connection with producing and bringing this product to market, and in fiscal year ended June 30, 2011, the Company incurred $33,254 of expenses in connection with this product. During the fiscal year ended June 30, 2009, the Company engaged Silex, a silicon foundry in Sweden, at a cost of $21,200 for further development of its SmartNanoBattery; payments to Silex for fiscal year ended June 30, 2010 in connection with the SmartNanoBattery amounted to $396,780, and for fiscal year ended June 30, 2011 they were $40,800.

During fiscal years ended June 30, 2008, June 30, 2009 and June 30, 2010 the Company engaged in joint research with Rutgers University in connection with a $750,000 STTR Grant from the United States Army for purposes of developing an emergency reserve battery to backup a computer memory application.

During fiscal years ended June 30, 2009, June 30, 2010 and June 30, 2011 the Company engaged MKE, an approved vendor of Porche Design Studio to manufacture prototypes as well as a series of commercialized emergency flashlights utilizing the design developed for the Company by Porsche Design Studio.

Commencing in fiscal year ended June 30, 2011, the Company engaged Porsche Design Studio to develop a second automotive product for the Company.

Employees

mPhase and its subsidiary companies presently have a total of 6 full-time employees and consultants, two of whom are also employed by Microphase Corporation. See the description in the section entitled Certain Relationships and Related Transactions.

ITEM 1A. RISK FACTORS

RISKS RELATED TO FINANCIAL ASPECTS OF OUR BUSINESS

The Company has been forced to curtail development of all products except its SmartNanoBattery and Emergency Flashlight in order to conserve financial resources

The Company has been forced to focus on commercialization of only two of its products, thereby eliminating product diversification. The Company's lack of financial resources to simultaneously develop multiple products increases its overall risk profile as a development-stage company.

mPhase's stock price has suffered significant declines during the past ten years and remains volatile.

The market price of our common stock closed at $7.88 on July 26, 2000 and at $.0069 on August 22, 2011. During such period the number of shares outstanding of the Company increased from approximately 30 million shares to approximately 1.63 billion shares. This increase was the result of periodic private placements and other financing arrangements involving convertible debt issued by the Company in order to finance company operations. Stocks in micro cap companies having stock values below $1.00 per share been very volatile during such period. Our common stock is a highly speculative investment and is suitable only for such investors with financial resources that enable them to sustain the loss of their entire investment in such stock. Because the price of our common stock is less than $5.00 per share and is not traded on the NASDAQ National or NASDAQ Small Cap exchanges, it is considered to be a "penny stock," limiting the type of customers that broker/dealers can sell to. Such customers consist only of "established customers" and "Accredited Investors" (within the meaning of Rule 501 of Regulation D of the Securities Act of 1933, as amended),generally individuals and entities of substantial net worth, thereby limiting the liquidity of our common stock.

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

We have reported net operating losses for each of our fiscal years from our inception in 1996 through the fiscal year ended June 30, 2011 and may not be able to operate profitability in the future.

We have had net losses of approximately $194.6 million since our inception in 1996 including approximately $.49 million and $7.3 million for the fiscal years ended June 30, 2011 and June 30, 2010, respectively and cannot be certain when or if we will ever be profitable. We expect to continue to have net losses for the foreseeable future and have a need to raise not less than $5 million in additional cash in the next 12 months through further equity private placements and existing convertible debt arrangements to continue operations. As of June 30, 2011, we have working capital of approximately $(2,937,888) and a stockholders’ deficit of $(5,591,774). Cumulative negative cash flow from operations since inception has amounted to approximately $(87,512,744).

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

The reports of the Company's outside auditors Demetrius & Company, LLC., and its prior auditors Rosenberg, Rich, Baker, Berman & Company, Arthur Andersen & Co., with respect to its latest audited reports on Form10-K for each of the fiscal years commencing in the fiscal year ended June 30, 2001 through the current fiscal year ended June 30, 2011, stated that "there is substantial doubt of the Company's ability to continue as a going concern." Such opinion from our outside auditors makes it significantly more difficult and expensive for the Company to raise additional capital necessary to continue our operations.

Our common stock is subject to significant dilution upon issuance of shares we have reserved for future issuance.

As of June 30, 2011, outstanding convertible debt plus accrued interest is equal to $1,339,505, all of which has the right to convert into additional shares of our common stock at discounts of up to 25% of mPhase's then current stock price computed on a formula basis that may adversely affect the future price of our common stock. As of June 30, 2011, we have warrants and options convertible into 21,480,837 and 113,720,000 shares of our common stock at $.05 per share or more that, upon exercise, may result in significant future dilution to many of our current shareholders and may adversely affect the future price of our common stock. In addition certain common stock grants to officers and directors since after June 30, 2011 (see “Subsequent Events” have causes significant additional dilution. We may be forced to raise additional cash for operations by selling additional shares of our common stock to shareholders at depressed prices resulting in further dilution to our shareholders.

RISK FACTORS RELATED TO OUR OPERATIONS

We have been a development-stage company since our inception in 1996 and have not to date had a significant or successful deployment of any of our flagship products, including our SmartNanoBattery and our Emergency Flashlight products.

We have derived no material revenues from our SmartNanoBattery from inception of development in February 2004 through June 30, 2011 or the Emergency Flashlight and we have been forced to discontinue product development and marketing of both our TV+ and magnetometer products owing to limited financial resources.

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

We believe that our intellectual property with respect to our SmartNanoBattery and our proprietary rights with respect to the Company's permeable membrane design consisting of both micro and nano scale silicon features that are coated with a monolayer chemistry used to repel liquids is critical to our future success. The Company’s current battery related patent portfolio consists of seven issued patents, of which one is jointly owned with Rutgers University, two are jointly owned with Lucent Technologies and four are licensed from Lucent Technologies. We also have four patent applications related to the Smart Surfaces technology that have been filed with the United States Patent Office and other foreign patent offices and that are in various stages of examiner review, as well as four additional patent applications related to other Smart Surfaces technologies under review. Our pending patent applications may never be granted for various reasons, including the existence of conflicting patents or defects in our applications. Even if additional U.S. patents are ultimately granted, there are significant risks regarding enforcement of patents in international markets. There are many patents being filed as the science of nanotechnology develops and the Company has limited financial resources compared to large, well established companies to bring patent litigation based upon claims of patent infringement.

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

FURTHER LEGAL AND ECONOMIC RISKS

The Company has sold convertible notes to JMJ Financial in the aggregate principal amount of $10,270,000 through June 30, 2011. JMJ has converted into common stock and sold a substantial number of shares without registration under the Securities Act of 1933, as amended of qualification under state blue sky laws. The structure of the transaction involves JMJ periodically funding the purchase price of the convertible notes over time under a secured promissory note. Since such secured note allows JMJ prepay any future amounts due under the secured note by returning the secured note to the Company rather than make a payment in cash, certain questions of economic risks may be raised to the proper holding period for shares converted and sold by JMJ under the Convertible Note as meeting the requirements of Rule 144 of the Securities Act of 1933,as amended. At June 30, 2011, approximately 395 million shares of our outstanding common stock issued in respect of our convertible note transactions with JMJ Financial could be subject to rescission with a potential liability approximating $4.08 million, including a liability of approximately $448,000 for interest at 10% per annum.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time mPhase may be involved in various legal proceedings and other matters arising in the normal course of business. During its fiscal year ended June 30, 2011, the Company was not involved in any material legal proceedings or matters.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(A) MARKET PRICES OF COMMON STOCK. The primary market for mPhase's common stock is the NASDAQ OTC Bulletin Board, where it trades under the symbol "XDSL." The Company became publicly traded through a merger with Lightpaths TP Technologies, formerly known as Tecma Laboratories, Inc. pursuant to an agreement dated February 17, 1997. The following table sets forth the high and low closing prices for the shares for the periods indicated as provided by the NASDAQ's OTCBB System. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions. These figures have been adjusted to reflect a 1 for 10 reverse stock split on March 1, 1997.

YEAR/QUARTER	HIGH	LOW
Fiscal year ended June 30, 2004
First Quarter	$.42	$.29
Second Quarter	.61	.29
Third Quarter	.69	.38
Fourth Quarter	.46	.29
Fiscal year ended June 30, 2005
First Quarter	$.31	$.21
Second Quarter	.35	.23
Third Quarter	.60	.30
Fourth Quarter	.41	.25
Fiscal year ended June 30, 2006
First Quarter	$.29	$.21
Second Quarter	.32	.15
Third Quarter	.45	.19
Fourth Quarter	.34	.18
Fiscal year ended June 30, 2007
First Quarter	$.21	$.16
Second Quarter	.20	.15
Third Quarter	.24	.15
Fourth Quarter	.19	.09
Fiscal year ended June 30, 2008
First Quarter	$.13	$.07
Second Quarter	.09	.05
Third Quarter	.14	.05
Fourth Quarter	.13	.07
Fiscal year ended June 30, 2009
First Quarter	$.08	$.03
Second Quarter	.05	.01
Third Quarter	.04	.01
Fourth Quarter	.05	.01
Fiscal year ended June 30, 2010
First Quarter	$.03	$.02
Second Quarter	.02	.01
Third Quarter	.03	.02
Fourth Quarter	.02	.01
Fiscal year ended June 30, 2011
First Quarter	$.0189	$.0100
Second Quarter	.0147	.0080
Third Quarter	.0105	.0045
Fourth Quarter	.0032	.0123

(B) HOLDERS

As of June 30, 2011, mPhase had approximately 1.63 billion shares of common stock outstanding and approximately 23,000 stockholders of record and 21,480,837, 113,720,000 and 807,165,971 shares of common stock reserved for issuance upon the conversion of warrants, options and convertible debentures respectively. In addition the Company has reserved 116,763,169 shares for conversion of officer notes. Such notes may only be converted if the Board of Directors determines that such shares are not needed for general corporate financing or other purposes.

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

A December 31, 2004 subscriptions receivable balance of $50,000 was fully collected in January of 2005. Additionally, a December 2004 private placement was closed out in January of 2005 with the placement of 3,600,000 equity units at $.20 per unit consisting of one share of common stock plus 5 year warrants for a like amount of shares with a strike price of $.25 per share generating net proceeds of $720,000 to the Company.

A January 2005 private placement realized net proceeds of $357,250 upon issuance of 1,793,750 shares of Ccommon stock at $.20 per share plus 5 year warrants to purchase 1,793,750 shares of common stock at $.25 per share. A later private placement realized net proceeds of $1,351,000 upon issuance of 4,920,000 shares of common stock plus 5 year warrants to purchase 4,920,000 shares of common stock at $.25 per share.

In January of 2005 there were stock option awards issued to two consultants for services performed. The company granted 250,000 options to a consultant for professional services, which options provided for the right of stock purchase at an exercise price of $.25; these options had a five year life and expired in January of 2010. A second award issued a like number of options to another service provider under similar terms, except that the options associated with this second award offered a call feature, available to the company, for redemption of such options at a call price of $.45 at any time during their five year life. In aggregate, 400,000 options were issued in connection with these awards, resulting in a charge to general and administrative non-cash expense in the amount of 133,990 in the third quarter of fiscal 2005. The valuation of this charge was made on the basis of the fair market value of the Company's common stock on the date of grant using the Black-Scholes option model.

On January 15, 2005, the company converted a $100,000 convertible note payable to Martin Smiley in exchange for 400,000 shares and a like number of warrants that were priced at $.25 per unit or $100,000 in aggregate. Also in January of 2005, Martin Smiley was awarded additional compensation of 425,000 shares of common stock. This award resulted in a charge to general and administrative non-cash expense of $131,750 in the third quarter of fiscal 2005, representing expense recognition consistent with the market price of that stock of $.31 on the date of that award.

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

During the fiscal year ending June 30, 2007, the following transactions impacted stockholders equity.

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

As of fiscal year end June 30, 2011, no convertible debentures remain outstanding in respect of the three convertible debt arrangements entered into during fiscal year ended June 30, 2008. Those arrangements are briefly summarized below.

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

During the fiscal year ended June 30, 2009, $964,250 of such debt and accrued interest was converted into 100,951,309 shares of common stock. As of June 30, 2011, all notes receivable had been paid and all debt converted.

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

No such transactions occurred in the quarters ending December 31, 2008 and March 31, 2009.

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

Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trading price during the 20 day trading period prior to conversion. At the commitment date the embedded conversion feature of such security was $536,000 and the debt discount valued at $636,000. As of June 30, 2009, the value of the embedded conversion feature increased to $855,920, creating a charge to earnings of $269,254 while the debt discount had been amortized by $97,778. As of June 30, 2011, no amounts remain outstanding under this agreement

During the fiscal year ended June 30, 2010, the Company received $1,000,000 of cash advances and $132,000 of contract interest. During the year ended June 30, 2010, the holder converted $1,232,000 of principal and interest into 78,792,702 shares of the Company’s common stock. Additionally, the Company recorded $488,889 amortization of debt discount under this agreement.

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

Conversion of outstanding debentures into common shares is similar to the terms of Arrangement #1. At the time of the transaction (September 11, 2008), the embedded conversion feature of this security was calculated to be $859,756. . In addition, the transaction resulted in a note discount which is being amortized as expense over the life of the loan. As of FYE 2009, $190,000 of debt was converted into 21,714,285 shares of common stock. On June 30, 2009 and June 30, 2010 the note receivable balance was $1,800,000, the note payable was $1,810,000 and the FMV addition $387,228 for which the Company recorded a reserve for utilization against each of $600,000. As of June 30, 2010, the derivative value of this security was calculated to be $1,114,768.

On March 16, 2011, the holder and the Company entered into a termination agreement whereby $1,800,000 of the principal of both the note receivable and the convertible debenture, plus $90,291 in accrued interest receivable and $84,175 in accrued interest payable, was cancelled. Additionally in connection with the termination, the Company paid the holder $17,000 and assigned to a consultant engaged by the Company the unconverted portion of the convertible debenture in the amount of $10,000 which had been fully funded in cash and which remained outstanding at March 31, 2011 and the derivative value of the remaining security was calculated to be $3,468 As of June 30, 2011, this value was calculated to be $3,442. During the year ended June 30, 2011, amortization of debt discount amounted to $282,774, reducing the balance to $0.

During the twelve months ended June 30, 2011, the holder converted $0 of principal into 0 shares of common stock.

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

Long Term Convertible Debentures / Note Receivable / Debt Discount and Related Interest

Arrangement #6 (JMJ Financial, Inc.)

On August 19, 2009 the Company issued a 12% convertible note maturing on August 10, 2012 in the principal amount of $1,870,000 to JMJ Financial for a purchase price of $1,700,000. The Company initially received $250,000 in cash as partial payment of the purchase price for the convertible note plus a 13.2% secured promissory note maturing on August 10, 2012 in the amount of $1,450,000. As of June 30, 2010, the Company has received a total of $1,523,500 cash and has issued 109,920,635 shares of common stock to the holder upon conversions. The remaining $570, 900 of cash to be received from the holder plus accrued and unpaid interest is convertible into shares of common stock at the option of the holder. Upon receipt, in full, of cash by the Company equaling the purchase price of the convertible note plus interest or any portion thereof payable through maturity, the holder may convert such portion of the total amount of interest funded that would accrue to maturity into additional shares of common stock . The number of shares into which this convertible note can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trading price during the 20 day trading period prior to conversion. As of June 30, 2011 all principal plus accrued interest with respect to this convertible note had been converted into shares of common stock and no further obligations by the Company remained.

At the time of the transaction, the embedded feature of this security was calculated to be $1,054,395. On June 30, 2011, this value had decreased to $0, creating a non-cash credit to earnings of $1,054,395. In addition, the transaction resulted in a note discount that is being amortized as expense over the life of the loan. During the twelve month period ended June 30, 2011, amortization of debt discount amounted to $222,081. During the twelve months ended June 30, 2011, the holder converted $346,501 of principal and interest of $224,400 into 66,172,223 shares of common stock.

Arrangement #7 (JMJ Financial, Inc.)

On September 30, 2009, the Company issued a 12% convertible note maturing on September 23, 2012 in the principal amount of $1,200,000 to JMJ Financial for a purchase price of $1,100,000. The Company initially received $150,000 in cash as partial payment of the purchase price for the convertible note plus a 13.2% secured promissory note maturing on August 10, 2012 in the amount of $950,000. Through June 30, 2011the Company has received a total of $1,200,000 of principle and $144,000 of interest for full funding of the purchase price of this note. The cash received from the holder plus accrued and unpaid interest is convertible into shares of common stock at the option of the holder. Upon receipt, in full, of cash by the Company equaling the purchase price of the convertible note plus interest or any portion thereof payable through maturity, the holder may convert such portion of the total amount of interest funded that would accrue to maturity into additional shares of common stock. The number of shares into which this convertible note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trading price during the 20 day trading period prior to conversion.

At the time of the transaction, the embedded feature of this security was calculated to be $480,000 on June 30, 2010 this value had increased to $938,843. On June 30, 2011, this value had decreased to $0 creating a non-cash charge to earnings of $938,843. In addition, this transaction resulted in a note discount that is being amortized as an expense over the life of the loan. During the twelve months ended June 30, 2011the holder converted $1,200,000 of principle and $144,000 of interest into 240,722,223 shares of common stock and the amortization of debt discount amounted to $386,668, reducing the debt and debt discount balances to $0.

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

To date the Company has received a total of $639,500 in cash and has issued 10,000,000 shares of common stock to the holder upon conversions of $33,750. The remaining $604,600 of cash to be received from the holder plus accrued and unpaid interest is convertible into shares of common stock at the option of the holder. Upon receipt, in full, of cash by the Company equaling the purchase price of the convertible note plus interest or any portion thereof payable through maturity, the holder may convert such portion of the total amount of interest funded that would accrue to maturity into additional shares of common stock . Based upon the price of the Company’s common stock on June 30, 2011 of $.0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 222,142,857 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated.

The Company and the holder are presently negotiating potential amendments to this agreement, and funding and conversions have not occurred since April, 2011. For accounting purposes the note receivable has been fully reserved, and the liability is recorded, when netted against the debt discount and cumulative conversions, at the amount funded. Based upon the price of the Company’s common stock on June 30, 2011, the net liability of this note is convertible into approximately 115,380,952 shares of common stock. At the commitment date, the derivative value of the embedded conversion feature of such security was $536,000 and the debt discount was valued at $636,000. As of June 30, 2011, this value was calculated to be $472,773. During the year ended June 30, 2011the holder converted $33,750 of principle into 10,000,000 shares of common stock and amortization of debt discount amounted to $412,332, reducing the debt discount balance to $100,000.

Arrangement #9 (JMJ Financial, Inc.)

On December 15, 2009 the Company entered into a new financing agreement with JMJ Financial that consists of the following: 1) a convertible note issued by the Company in the amount of $1,500,000 plus a one-time interest factor of 12% ($180,000) and a maturity date of December15, 2012 and (2) a secured promissory note in the amount of $1,400,000 plus a one-time interest rate factor of 13.2% ($180,000 ) and a maturity date of December 15, 2012 due from the holder of the convertible note. To date the Company has received a total of $300,000 cash and has issued no shares of common stock to the holder upon conversions. The remaining $1,280,000 of cash to be received from the holder plus accrued and unpaid interest is convertible into shares of common stock at the option of the holder. Upon receipt, in full, of cash by the Company equaling the purchase price of the convertible note plus interest or any portion thereof payable through maturity, the holder may convert such portion of the total amount of interest funded that would accrue to maturity into additional shares of common stock. The number of shares into which this convertible note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. Based upon the price of the Company’s common stock on June30, 2011 of $.0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 285,714,286 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated.

The Company and the holder are presently negotiating potential amendments to this agreement, and funding and conversions have not occurred since April, 2011. For accounting purposes the note receivable has been fully reserved, and the liability is recorded, when netted against the debt discount and cumulative conversions, at the amount funded. Based upon the price of the Company’s common stock on June 30, 2011, the net liability of this note is convertible into approximately 38,095,238 shares of common stock. At the commitment date, the derivative value of the embedded conversion feature of such security was $542,714 and the debt discount was valued at $642,714. As of June 30, 2011, this value was calculated to be $608,482. During the year ended June 30, 2011, amortization of debt discount amounted to $418,552, reducing the balance to $100,000. During the twelve months ended June 30, 2011, the holder converted $0 of principal into 0 shares of common stock.

Arrangement #10 (JMJ Financial, Inc.)

On April 5, 2010, the Company entered into a new financing agreement with JMJ Financial that consists of the following: 1) a convertible note issued by the Company in the principal amount of $1,200,000 plus a one-time interest factor of 12% ($144,000) and a maturity date of December 15, 2012, and (2) a secured promissory note from the holder of the convertible note in the amount of $1,100,000 plus a one-time interest rate factor of 13.2% ($144,000 each) and a maturity date of December 15, 2012. To date the Company has received a total of $100,000 cash and has issued no shares of common stock to the holder upon conversions. The remaining $1,144,000 of cash to be received from the holder plus accrued and unpaid interest is convertible into shares of common stock at the option of the holder. Upon receipt, in full, of cash by the Company equaling the purchase price of the convertible note plus interest or any portion thereof payable through maturity, the holder may convert such portion of the total amount of interest funded that would accrue to maturity into additional shares of common stock .The number of shares into which this convertible note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. Based upon the price of the Company’s common stock on June 30, 2011 of $.0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 228,571,429 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated.

The Company and the holder are presently negotiating potential amendments to this agreement, and funding and conversions have not occurred since April, 2011. For accounting purposes the note receivable has been fully reserved, and the liability is recorded, when netted against the debt discount and cumulative conversions, at the amount funded. Based upon the price of the Company’s common stock on June 30, 2011, the net liability of this note is convertible into approximately 19,047,619 shares of common stock. At the commitment date, the derivative value of the embedded conversion feature of such security was $421,891 and the debt discount was valued at $521,891. As of June 30, 2011, this value was calculated to be $486,795. During the year ended June 30, 2011, amortization of debt discount amounted to $378,761, reducing the balance to $100,000. During the twelve months ended June 30, 2011, the holder converted $0 of principal into 0 shares of common stock.

Arrangement #11 ( J. Fife)

On March 5, 2010, the Company entered into a new financing agreement with J. Fife that consists of a convertible note issued by the Company in the principal amount of $550,000 bearing interest at 7.5% per annum in which the Company received $495,000 cash up front. The convertible note has a maturity date of one year from the date of issuance. In addition, the Company had committed to issue in the future 2 additional promissory notes each in the principal amount of $275,000, each with an interest rate of 7.5% and each upon the receipt of $250,000 of cash funding in exchange for such notes. The issuance of each of such notes was expected to take place upon the full conversion of the holder of its previous note into common stock of the Company. As of June 30, 2011, the 2 additional promissory notes are expected to be cancelled as part of a new extension and forbearance agreement the Company is presently re-negotiating with the holder. Conversion of each of the convertible notes into common stock of the Company is at the option of the holder at a price equal to the dollar amount of the note being converted divided by 75% of the three lowest volume weighted average prices during the 20 day trading period immediately preceding the date of conversion. Based upon the price of the Company’s common stock on June 30, 2011 of $.0073 per share, the holder could convert the remaining principal amount plus interest of this convertible note into approximately 55,845,329 shares of common stock.

At the time of the transaction, the embedded feature of this security was calculated to be $193,767. On June 30, 2011 this liability was estimated to be $396,291. On June 30, 2011 this value had decreased to $77,059 creating a non-cash credit to earnings of $318,232. In addition, the transaction resulted in a note discount that is being amortized as an expense over the life of the loan. During the twelve month period ended June 30, 2011, amortization of debt discount was $227,621. During the twelve months ended June 30, 2011, the holder converted $398,245 of principal into 65,280,866 shares of common stock.

During the fiscal year ending June 30, 2011, the following transactions impacted stockholders equity.

Stock Based Compensation

The Company did not issue any awards of common stock or options to officers, directors or employees during the fiscal year ended June 30, 2011. The Company issued 15,075,000 shares of common stock to various vendors and consultants valued at a total of $126,945 based upon the market price of the common stock on various different dates to such persons during the period.

Private Placements

During the fiscal year ended June 30, 2011, the Company received $265,500 of net proceeds from the issuance of 67,500,000 shares of common stock in private placements with accredited investors effected pursuant to Rule 506 of Regulation D under the Securities Act. The aggregate cost of these placements was $29,500, and Eagle Advisors acted as placement agent. All proceeds received from the financings were used by the Company for working capital needs. The dates and amounts of each placement are as follows: 10,000,000 shares of common stock were issued on both November 18, 2010 and December 1, 2010 respectively, 5 million shares of common stock were issued on December 20, 2010 and 30 million shares of common stock were issued on June 30, 2011. Subsequently, 12,500,000 shares of common stock were issued on July 6, 2011 .

Conversion of debt securities

During the fiscal year ended June 30, 2011, $2,346,896 of debt and interest thereon was converted into 382,175,312 shares of common stock to holders of Convertible Notes.

Long Term Convertible Debentures / Note Receivable / Debt Discount and Related Interest

On October 22, 2010 the Company entered into a Forbearance Agreement with J. Fife in respect of the financing agreement entered into on March 3, 2010, in which the lender agreed not to convert any additional amounts under the convertible notes until January 15, 2011 in exchange for increasing the original principal amount of those notes by 10% from $550,000 to $605,000 resulting in a charge of $55,000 for debt extension fees corresponding with the addition to the note principal. At the time of the October 22, 2010 transaction, the embedded conversion feature of this security for this incremental liability and loan discount was calculated to be $20,005.

On June 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for June 30, 2011, this estimated liability decreased to $15,556; a decrease for the period from October 22, 2010 through June 30, 2011 of $4,449, creating a non-cash credit to earnings for the period ended June 30, 2011 of that amount. During the same period ended June 30, 2011, amortization of debt discount amounted to $20,005 reducing the balance to $0. Also, as of June 30, 2011, $30,000 of additional interest was accrued and $28,000 intervention fees were added to principal on the original note, consistent with the terms of a new extension and forbearance agreement the Company is presently renegotiating with the holder. This note which was originally scheduled to mature March 4, 2011 is expected to be extended to June 30, 2012. These increases in the convertible note will also be convertible into common stock of the Company at the option of the holder at a price equal to the dollar amount of the note being converted divided by 75% of the three lowest volume weighted average prices during the 20 day trading period immediately preceding the date of conversion.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and notes included in this annual report. The statement of operations data from October 2, 1996 (date of inception) to June 30, 1997 and for the year ended June 30, 1998, and the balance sheet data as of June 30, 1997 and 1998, are derived from financial statements that have been audited by Schuhalter, Coughlin & Suozzo, LLC, independent auditors, and are included in this document. The statement of operations data for the years ended June 30, 1999, 2000, and 2001 and the balance sheet data as of June 30, 1999, 2000, and 2001 are derived from financial statements that have been audited by Arthur Andersen LLP., independent auditors. The statement of operations data for each year ended June 30, 2002 through June 30, 2009 and the balance sheet data as of June 30, 2002 through June 30, 2009 are derived from financial statements that have been audited by Rosenberg Rich Baker Berman & Company. The statement of operations data for the year ended June 30, 2010 and the balance sheet data as of June 30, 2010 are derived from financial statements that have been audited by Demetrius & Company, L.L.C. The statement of operations for the year ended June 30, 2011 and the balance sheet data as of June 30, 2011 have been audited by Demetrius & Company, L.L.C., independent auditors, and are included in this document.

SUMMARY OPERATING DATA
Year Ended June 30,
(in thousands except per share data)

						from inception
		Fiscal Years Ended June 30,				October 2,
						1996 to
	2007	2008	2009	2010	2011	June 30, 2011
Total revenues	$44	$108	$187	$354	$49	$744
Cost of sales	0	0	0	66	50	116
Research and development	2,505	988	1,256	2,203	626	12,258
General and administrative	3,402	4,021	9,554	1,845	1,823	27,230
Depreciation and amortization	94	145	34	25	15	578
Operating loss	(5,957)	(5,046)	(10,637)	(3,785)	(2,465)	$(39,438)
Other income (expense), net	(1,726)	2,379)	(3,118)	(118)	2,120	$(7,790)
Interest income (expense)	(18)	(215)	(1,321)	(3,463)	(141)	$(2,628)
Discontinued Operations	(9,151)	(501)		-	-	(144,788)
Net Loss	$(16,852)	$(3,383)	$(15,096)	$(7,366)	$(486)	$(194.644)
Basic and diluted net loss per share - continuing	$(0.02)	$(0.01)	$(0.03)	$(.01)	$(.00)
Basic and diluted net loss per share- discontinued	$(0.02)	$(0.00)	$(0.00)	$0.00	$(.00)
Shares used in basic and diluted net loss per share	310,395,562	405,032,339	592,455,950	1,041,685,519	1,402,130,735

BALANCE SHEET DATA
in $000's

	2007	2008	2009	2010	2011
Cash and cash equivalents	$23	$16	$100	$228	$2
Working capital (deficit)	$(3,088)	$(3,853)	$(3,991)	$201	$(2,938)
Total assets	$1,808	$2,351	$3,489	$5,844	$235
Long-term obligations, net of current portion	$0	$1,595	$4,433	$28	$16
Total stockholders' (deficit)	$(2,754)	$(3,238)	$(5,234)	$(7,884)	$(5,592)

Selected Quarterly Financial Information

The statement of operations data as of the quarterly periods indicated below are derived from unaudited financial statements on Form 10Q filings, and include all adjustments (consisting of normal recurring items) that management considers necessary for a fair presentation of the financial statements.

FISCAL 2011 QUARTERLY			Three Months Ended
STATEMENT OF OPERATIONS	September 30,		December 31,		March 31,		June 30,
DATA:
(in thousands, except share amounts)
Total revenues	$29		$1		$18		$1
Costs and Expenses:
Cost of sales	9		5		37		(1)
Research and development	193		141		111		180
General and administrative	523		446		455		398
Depreciation and amortization	3		4		4		4
Operating loss	(701)		(595)		(589)		(580)
Interest expense, Net	(30)		(25)		(26)		(60)
Other Income (expense)	2,725		(100)		(709)		204
Discontinued operations
Net ( Loss) Income	$1,994		$(720)		(1,324)		(436)
Basic net (loss) gain per share-
Continuing operations	$0		$0		$0		$0
Discontinued operations	$0		$0		$0		$0
Diluted net (loss) gain per share-
Continuing operations	$0		$0		$0		$0
Discontinued operations	$0	$	N/A	$	N/A	$	N/A
Shares used in basic net loss per share	1,189,554,845		1,226,037,125		1,456,690,423		1,602,502,264
Shares used in diluted net loss per share	1,713,140,738		N/A		N/A		N/A

FISCAL 2010 QUARTERLY		Three Months Ended
STATEMENT OF OPERATIONS	September 30,	December 31,	March 31,	June 30,
DATA:
		(in thousands, except share amounts)
Total revenues	$52	$34	$142	$126
Costs and Expenses:
Cost of sales	0	0	2	63
Research and development	515	579	712	397
General and administrative	421	489	453	482
Depreciation and amortization	5	7	7	7
Operating loss	(889)	(1041)	(1032)	(823)
Interest expense, Net	(681)	(42)	(33)	(31)
Other Income (expense)	1173	(2417)	1959	(3508)
Discontinued operations	0	0	0	0
Net ( Loss) Income	$(397)	$(3,500)	$894	$(4,362)
Basic net (loss) gain per share-
Continuing operations	$(0.01)	$(0.01)	$0.00	$(0.01)
Discontinued operations	$-	$-	$-	$-
Diluted net (loss) gain per share-
Continuing operations	$(0.01)	$(0.01)	$0.00	$(0.01)
Discontinued operations	$-	$-	$-	$-
Shares used in basic net loss per share	934,821,600	934,821,600	1,057,751,508	1,084,251,619
Shares used in diluted net loss per share	934,821,600	934,821,600	1,534,563,992	1,084,251,619

Includes certain reclassification from previous reported amounts

FISCAL 2009 QUARTERLY		Three Months Ended
STATEMENT OF OPERATIONS DATA:	September	31-Dec	March	June 30,
	30,		31,
	(in thousands, except share amounts)
Total revenues	$6	$45	$44	$92
Costs and Expenses:
Cost of sales	-	-	-	-
Research and development	388	216	265	386
General and administrative	6,239	499	430	2,387
Depreciation and amortization	13	13	4	4
Operating loss	(6,634)	(683)	(655)	(2,685)
Interest expense, Net	(39)	(61)	(74)	(1,146)
Other Income (expense)	355	(1,845)	73	(1,702)
Discontinued Operations	-	-	-	-
Net Loss	(6,318)	$(2,589)	$(656)	$(5,533)
Basic and diluted net (loss) gain per share-
Continuing Operations	(0.01)	$(0.01)	$-	$(0.01)
Discontinued Operations	$-	$-	$-	$-
Shares used in basic and diluted net loss per share	452,895,360	452,895,360	671,278,600	786,484,581

FISCAL 2008 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS DATA:	September 30,	December 31,	March 31,	June 30, (As Restated)
(in thousands, except share amounts)
Total revenues	$35	$61	$1	$10
Costs and Expenses:
Cost of sales	0	1	0	0
Research and development	560	285	277	(134)
General and administrative	1,497	985	576	974
Depreciation and amortization	34	81	21	9
Operating loss	(2,056)	(1,291)	(873)	(833)
Interest expense, Net	(12)	(38)	(145)	(20
Other Income (expense)	(718)	1,436	(2,487)	3,653
Discontinued Operations	-	-	-	(5)
Net (Loss) Income	$(2,786)	$107	$(3,505)	$2,801
Basic and diluted net (loss) gain per share
Continuing operations	$(0.01)	$0	$(0.01)	$0
Discontinued operations	$-	$-	$-	$-
Shares used in basic and diluted net loss per share	389,791,154	392,557,583	397,367,531	418,881,266
Includes certain reclassification from previous reported amounts

FISCAL 2007 QUARTERLY		Three months ended
STATEMENT OF OPERATIONS	30-Sep	31-Dec	31-Mar	30-Jun
	(in thousands, except share amounts)
Total revenues	$30	$4	$4	$5
Costs and Expenses:
Cost of sales	0	0	0	0
Research and development	776	672	488	557
General and administrative	765	548	642	1,432
Depreciation and amortization	22	22	23	28
Operating loss	(1,534)	(1,238)	(1,148)	$(1,238)
Interest expense, Net	(4)	(8)	1	$(7)
Other Income (expense)	187	(1,505)	(175)	(2,035)
Discontinued Operations	(2,607)	(1,088)	(1,942)	(2,511)
Net Loss	$(3,958)	$(3,839)	$(3,264)	$(5,791)
Basic and diluted net loss per share
Continuing operations	$-	$(0.01)	$-	$(0.01)
Discontinued operations	$(0.01)	$-	$(0.01)	$(0.01)
Shares used in basic and diluted net	282,306,237	300,483,022	327,195,047	363,823,271

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS AND PLAN OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected mPhase's financial position and should be read in conjunction with the accompanying financial statements, financial data and the related notes.

RESULTS OF OPERATIONS

OVERVIEW

mPhase Technologies, Inc. (OTC BB: XDSL.OB) is a development company focused on the development of innovative power cells and related products through the science of microfluidics, microelectromechanical systems (MEMS) and nano- technology. mPhase is primarily focused on commercializing its first nanotechnology-enabled product for military and commercial applications - the Smart NanoBattery providing Power On CommandTM. Our new patented and patent-pending battery technology, based on the phenomenon of electrowetting, offers a unique way to store energy and manage power that could revolutionize the battery industry. Features of the Smart NanoBattery include potentially infinite shelf life, environmentally friendly design, fast ramp to power, programmable control, and direct integration with microelectronic devices.

The platform technology behind the Smart NanoBattery is a porous nanostructured material used to repel and precisely control the flow of liquids. The material has a Smart Surface that can potentially be designed for heart pacemakers and other medical devices.

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

New Products developed during Fiscal Year 2011

The Company has designed and developed its first generation emergency flashlight product containing its manually-activated reserve battery. Designed by Porsche Design Studio, the mPower Emergency Illuminator was initially sold into the consumer market containing the Company’s proprietary mechanically-activated lithium reserve battery designed by Eagle Picher. This reserve battery has a potentially infinite shelf-life since it remains in an inert state prior to initial activation. The emergency flashlight was designed for two primary batteries and a secondary back-up battery. Both the mPower Emergency Illuminator and its Power on Command Reserve Battery technology (the Eagle Picher battery) have passed a series of rigorous tests necessary to obtain a CE mark that is a mandatory conformity mark enabling both products to be sold into the European Economic Area that includes members and non-members of the European Union. Europe represents a key market for the flashlight product. The Company has transitioned the backup battery from the Eagle Picher reserve battery to a cost-reduced modified primary battery with an extended shelf life and has undergone similar extensive testing of this cost-reduced version of its battery for use as a secondary backup source of power in the mPower Emergency Illuminator. In March of fiscal year 2011 Porsche Design Studio executed an order to purchase 150 of the Company’s emergency flashlight products to be distributed worldwide through a network of Porsche Design stores.

TWELVE MONTHS ENDED JUNE 30, 2011 VS. JUNE 30, 2010

Revenues. Total revenues for the year ended June 30, 2011 decreased from $ 354,157 in 2010 to $49,210 in 2011. The revenue for the current fiscal year was derived primarily from payments received by the Company under the Phase II STTR grant from the United States Army and from sales of the mPower emergency illuminator.

Cost of sales. Cost of sales decreased $15,744 for the year ended June 30, 2011 to $50, 260. In addition, grants and fees received in connection with our Nanotechnology power cell have relatively low associated cost of sales.

Research and Development. Research and development expenses were $625,417 for the year ended June 30, 2011 as compared to $2,203,383 in the year ended June 30, 2010, a decrease of $1,577,966. Such decrease is attributable to the Company’s completion of both a mechanically-activated reserve battery and emergency flashlight in addition to substantial completion of research on its SmartNanoBattery product.

General and Administrative Expenses. Selling, general and administrative expenses were $1,823,178 for the year ended June 30, 2011, down from $1,844,776 for the comparable period in 2010, a decrease of $21,598. During fiscal year ended June 30, 2011, the Company incurred non-cash charges amounting to $62,945 for stock based compensation awarded to officers, employees and consultants. During fiscal year ended June 30, 2010, such charges amounted to $34,313, an increase of $28,632 in fiscal year ended June 30, 2011. This increase was offset by the reduction of salaries of employees in fiscal year ended June 30, 2011 resulting in lower payroll by approximately $189,000 as compared to the payroll for fiscal year ended June 30, 2010. Expenses were reduced across the board, including a reduction in legal expense of $52,000 and marketing expense of $211,000.

Other Income and Expense. The current FYE 2011 reflects non-cash charges of $0 for reparations, and net settlement income of $21,016. During the prior FYE 2010, reparation expense amounted to $35,530 and net settlement income was $203,940. In addition during FYE 2011, the Company realized a non-cash net gain of approximately $2,099,064 compared to a non-cash net loss of $2,961,939 in FYE 2010 resulting from the issuance and the changes in the derivative liability values relative to convertible debt. The current FYE 2011 includes a gain resulting from the change in derivative value of $4,068,545 offset in part by amortization of debt discount, stock issuance costs and other charges including a $55,000 extension and forbearance fee and a $28,000 intervention fee amounting to $2,319,318. This compares to a gain resulting from the change in derivative value of $356,566 offset in part by amortization of debt discount, stock issuance cost and other charges amounting to $3,318,505 in FYE 2010.

Net loss. mPhase recorded a net loss of $486,391 for the year ended June 30, 2011 as compared to a loss of $7,365,765 for the same period ended June 30, 2010. This represents a loss per common share of ($.00 ) in 2011 as compared to $(.01) in 2010, based upon weighted average common shares outstanding of 1,402,130,735 and 1,041,685,519 during the periods ending June 30, 2011 and June 30, 2010 respectively.

CURRENT PLAN OF OPERATIONS

The Company is actively pursuing both military and commercial applications of its smart surface technology. In the meantime, it is seeking significantly to increase sales of its current product, the mPower Emergency Illuminator, and to enhance profitability of this product by offering a cost reduced version containing a modified primary battery with extended shelf life instead of its proprietary Eagle Picher designed mechanically activated lithium reserve battery. In March 2011, the Company received an initial order from Porsche Design Group in Germany for mPhase's Porsche design branded mPower Emergency illuminators to be sold in Porsche Design stores in Germany, Great Britain and the United States and it began shipments of the Emergency Illuminators in April of 2011. In June of 2011the Company engaged First Principals, a premiere patent evaluation and commercialization firm to identify key strategic partners with products for which mPhase’s SmartNano Battery will be a compelling and critical component.

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

The Company's permeable membrane design consisting of both micro and nano scale silicon features is coated with a monolayer chemistry used to repel liquids. The membrane works using a microfluidics principle that permits the dynamic control of surfaces when interacting with liquids, and as a result, the membrane can be tuned to filter out certain types of materials. In the reserve battery application, the properties of the membrane are used to create a superhydrophobic surface that prevents the battery’s electrolyte from coming into contact with the dry electrodes of the battery until activation. In a similar way, the membrane can be designed so that it can control the passing of liquids through the pores of the membrane, acting as a filter, allowing and restricting materials to pass through the membrane. This ability opens up the potential to use the membrane's design in new configurations for applications that require controlled filtering of materials used in the health, environmental, food services, as well as other industries.

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

From March of 2005 through March of 2007, the Company, pursuant to the terms of a Project Development Agreement engaged Bell Labs to develop a magnetometer or electronic sensor products using the science of nanotechnology. The Company did not renew this Project Development Agreement in order to conserve financial resources. No further development has occurred on the magnetometer; however, the Company believes that the intellectual property created may have significant value in the future depending upon further scientific progress in the field and market developments.

Since inception, but prior to the end of fiscal year 2006, the Company incurred $13.5 million for research and development conducted by Georgia Tech Research Corporation in connection with its legacy Traverser DVDDS technology that was a proprietary end to end solution of hardware and software enabling telecommunications service providers to delivery broadcast television, high-speed internet and voice over copper telephone lines. Expenditures for discontinued Traverser DVDDS product are included in “discontinued operations. In fiscal year 2003 the Company began the transition of its product to development of a carriers standard open platform using middleware platform and transferred its research and development from Georgia Tech Research Corporation to the Bell Labs division of Lucent Technologies Inc. In May of 2007, the Company decided not to renew its Project Development Agreement for its TV+ solution with Bell Labs and chose a number of new software vendors to finalize its IPTV solution. The Company incurred research and development expenses with Lucent for fiscal years ended June 30, 2007 and 2006 of $2.3 million and $4.4 million. It should be noted that all expenditures during with Lucent/Bell Labs in FYE 2007 have been in connection with nanotechnology.

During the year ended June 30, 2008, the Company incurred research and development expenses of $188,000 related to the development of IPTV solutions compared to $4.1 million for the same period ended June 30, 2007. Expenditures for the IPTV discontinued product are included in “discontinued operations”. In addition the Company incurred research and development expenses for the fiscal year June 30, 2008 of $800,000 for its nanotechnology products as compared to $2.3 million for fiscal year ended June 30, 2007.During the fiscal year ended June 30, 2009, the Company incurred research and development expenses of $1,255,655, all of which was in connection with its nanotechnology, manually activated battery and emergency flashlight products. During the fiscal year ended June 30, 2010, the Company incurred research and development expenses of $2,203,383 and during the fiscal year ended June 30, 2011, such research and development expenses amounted to $625,417.

During the years ended June 30, 2009, June 30, 2010 and June 30, 2011 the Company was primarily engaged in joint research and development with Rutgers University in connection with a $750,000 Phase II STTR grant from the United States Army for development of a reserve battery with an extended shelf life suitable for serving as a backup energy source for a computer memory application. In addition, during such period significant design services were provided by Porsche Design Studio in connection with the development of the Company’s emergency flashlight product.

The amount of research and development costs the Company has expended on its current technology, from its inception through June 30, 2011, is $12,257,562.

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

DERIVATIVE FINANCIAL INSTRUMENTS

Presently promulgated accounting literature requires all derivatives to be recorded on the balance sheet at fair value. The conversion features of the convertible debentures are embedded derivatives and are separately valued and accounted for on our balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining fair value of our derivatives is the Black-Scholes Pricing Model with a 20 day life for the look-back period of each conversion feature using volatility of 100%. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management's judgment and may impact net income.

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

LIQUIDITY AND CAPITAL RESOURCES

Through June 30, 2011, the Company had incurred development stage losses totaling approximately $194,643,955 and had cash and cash equivalents of $1,744. At June 30, 2011, mPhase had working capital of ($2,937,888) as compared to working capital of $24,707 as of June 30, 2010.

The Company has convertible debentures and notes outstanding that, if funded, could enable the Company to raise $100,000-$200,000 per month for the next fiscal year. Draws under these facilities commenced in March of 2008. However no conversions into common stock have occurred since April of 2011 owing to several factors including;

1.	the accumulation of unsold common stock by holders of such instruments as a result of the Company’s declining stock price and generally negative conditions in the capital markets.

2.	The Company and current holders of such instruments are presently negotiating potential amendments to the existing agreements, and

3.	The Company and current holders of such instruments are presently negotiating new arrangements for funding.

In addition, on June 23, 2011, the common stock of the Company ceased to be eligible for fast –trading by investors by the Depository Trust Company that handles the clearance of all securities in the United States. As a result the liquidity of the Company’s common stock has contracted and financing the Company exclusively through such instruments may be limited in the future. The Company believes that supplemental private placements of equity will enable it to satisfy short-term liquidity.

In the longer term, we estimate that the Company will need to raise approximately $5-10 million of additional capital above the funds anticipated from the monthly funding’s and conversions by holders of revised or replacement convertible securities, to meet longer term liquidity needs through June 30, 2012. Such monies will be necessary primarily to fund future operating expenditures as well as marketing, cost-reductions and commercialization of its SmartNanoBattery and Emergency Flashlight products. Finally, depending upon sales and margins in fiscal year 2012, additional capital may be required to fund a portion of any growth necessary in operations.

Cash used in operating activities was $1,765,506 during the twelve months ended June 30, 2011. During such period, the cash used by operating activities consisted principally of the net loss ($486,391) plus non-cash credits related to convertible debt issued and associated changes in derivative value ($2,116,064) reduced by an increase of accounts payable and accrued expenses of $412,144. These amounts are offset in part by non-cash charges related to issuance of common stock and options for services of $126,945.

During the twelve-month period ended June 30, 2011, the Company raised capital through private placements with accredited investors, whereby the Company issued 67,500,000 shares of the Company's common stock, generating net proceeds to the Company of $265,500.

During the twelve-month period ended June 30, 2010, the Company raised capital through private placements with accredited investors, whereby the Company issued 30,667,000 shares of the Company's common stock, generating net proceeds to the Company of $225,000.

Equity Conversions of Debt and Other Financial Instruments with Related Parties

Conversion of debt with related parties and strategic vendors during the periods enumerated is as follows: During the fiscal years ended June 30, 2009 and June 30, 2011, there were no equity conversions of debt or other financial instruments with related parties.

		2009		2010		2011
Janifast:
Number of shares		NONE		NONE		NONE
Number of warrants		NONE		NONE		NONE
Amount converted to equity	$	NONE	$	NONE	$	NONE
Microphase Corporation:
Number of shares		NONE		26,666,667		NONE
Number of warrants		NONE		0		NONE
Amount converted to equity	$	NONE		$200,000	$	NONE
Strategic Vendor Conversions:
Number of shares		NONE		NONE		NONE
Number of warrants		NONE		NONE		NONE
Amount converted to equity	$	NONE	$	NONE	$	NONE
Officers
Number of shares		NONE		NONE		NONE
Number of warrants (A)		NONE		NONE		NONE
Amount converted to equity	$	NONE	$	NONE	$	NONE
Total Related Party Conversions
Number of shares		NONE		26,666,667		NONE
Number of warrants		NONE		0		NONE
Amount converted to equity	$	NONE		$200,000	$	NONE

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

As noted above, through June 30, 2011, the Company incurred development stage losses totaling approximately $194,643,955 and at June 30, 2011 had working capital of ($2,937,888). Funding in our traditional capital markets was difficult during FYE 2011. Management of the Company desired to avoid unnecessary dilution by issuing large amounts of equity at depressed prices to raise larger sums of cash. The Company was able to enter into convertible debt arrangements with independent investors to provide liquidity and capital resources during the year.

The Company is presently renegotiating its convertible debt arrangements to provide continuing working capital. These arrangements will likely provide much of the working capital anticipated to be needed during the next fiscal year. The Company has also significantly reduced employee compensation, in many instances by as much as 20%, effective July 2010. In addition and from time to time the Company has raised necessary working capital via bridge loans from officers (see notes payable to officers). The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to (1) satisfy its current obligations, (2) continue its research and development efforts, (3) continue its efforts to commercialize and sell and receive military grants for its SmartBattery, and (4) commercialize and sell its emergency flashlight.

The Company is currently focused on development and commercialization of its emergency flashlight product as well as the further development of its smart nano battery in both single and multi cell form. The Company believes that these reserve batteries which have a much longer shelf life than conventional batteries will have significant commercial and military applications which the Company intends to actively pursue. The Company has temporarily suspended, to conserve financial resources, development of its magnetometer sensor devices, also developed using the science of nanotechnology.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is not exposed to changes in interest rates as the Company has no floating rate debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the interest rate yield curve would not materially affect the fair value of any financial instruments at June 30, 2011. We believe that interest rate risks for our accounts receivable are insignificant. Sales to customers are denominated in dollars. Accordingly, we are not directly exposed to market risks from currency fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages beginning 73.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

As of June 30, 2011, the management of the Company carried out an assessment, under the supervision of and with the participation of the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our evaluation concluded that the company had no material weakness which would result in the reasonable possibility of a material misstatement described above.

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

Changes in Internal Control over Financial Reporting

The Company has made steps toward remediating the internal control condition identified in the fiscal year June 30, 2009, described above. The Company has obtained, on a fee basis, an outside consultant to act as an accounting manager to assist the Company with the accounting of convertible debentures and derivatives and the consultant was utilized during all four quarters of the fiscal year ended June 30, 2011. However, mPhase Technologies is a small company with a total staff of approximately 6 employees and consultants. This size limits, and may continue to limit, the Company’s ability to provide for adequate backup of financial personnel. Accordingly, efforts individually and in the aggregate may be insufficient to fully eliminate the condition that could adversely affect the organization’s ability to record, summarize and report financial data consistent with the assertions of management in the financial statements.

There were no changes in our internal control over financial reporting during the fiscal year ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive officers are selected by the Board of Directors. No family relationships exist between any of the executive officers or directors. The following table sets forth certain information with respect to each person who is an executive officer or director. mPhase's executive officers and directors as of June 30, 2011 are as follows:

NAME	AGE	POSITION(S)
Ronald A. Durando	54	Chief Executive Officer and Director
Gustave T. Dotoli (2)	74	Chief Operating Officer and Director
Martin Smiley	63	Chief Financial Officer
OUTSIDE DIRECTORS
Anthony H. Guerino (1)(2)	64	Director
Abraham Biderman (1)(2)	63	Director
Dr. Victor Lawrence	62	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

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

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Directors, executive officers, and individuals owning more than 10 percent of mPhase common stock are required to file initial reports of ownership and changes in ownership with the SEC under Section 16(a) of the Securities Exchange Act of 1934, as amended. The SEC regulations also require those persons to provide copies of all filed Section 16(a) reports to the Company. mPhase has reviewed the report copies filed in fiscal year 2011 and, based also on written representations from those persons, the Company believes that there was compliance with Section 16(a) filing requirements for fiscal year 2011. All the officers and directors filed all of the required forms in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal year ended June 30, 2011 and the two previous fiscal years, the compensation earned by mPhase's chief executive officer and the other executive officers whose compensation was greater than $100,000 for services rendered in all capacities to the Company for the year ended June 30, 2011.

SUMMARY EXECUTIVE COMPENSATION
NAME&								NON-
PRINCIPAL				STOCK		OPTION		EQUITY	PENSION
POSITION	YEAR	SALARY	BONUS	AWARDS		AWARDS		INCENTIVE	VALUE	OTHER		TOTAL
Ronald	2011	$160,000	$0	$0		$0		N/A	N/A	$33,728	(1)	$193,728
Durando	2010	$200,000	$0	$0		$0		N/A	N/A	$56,486	(1)	$256,486
Chief Executive Officer	2009	$275,718	$0	$1,541,700	(2)	$1,944,912	(3)	N/A	N/A	$61,473	(1)	$3,823,803
Gustave	2011	$144,000	$0	$0		$0		N/A	N/A	$18,610	(1)	$162,610
Dotoli	2010	$180,000	$0	$0		$0		N/A	N/A	$39,375	(1)	$219,375
Chief Operating Officer	2009	$229,000	$0	$913,600	(2)	$1,166,947	(3)	N/A	N/A	$62,514	(1)	$2,372,061
Martin	2011	$140,000	$0	$0		$0		N/A	N/A	$16,569		$156,569
Smiley	2010	$175,000	$0	$0		$0		N/A	N/A	$24,536	(1)	$24,536
CFO and General Counsel	2009	$182,292	$0	$571,000	(2)	$700,168	(3)	N/A	N/A	$21,048	(1)	$1,474,508

FOOTNOTES

(1)	Interest on loans to the Company.
(2)	Share grants are valued at the share price on the date the grant was authorized by the board of directors. The shares under the 2009 grant to officers are restricted from resale through August, 2012.
(3)	The fair value of options granted in fiscal year ended 2009 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, an average life of 5 years, annual volatility of 80.3% and a risk-free interest rate 3.0%.

OUTSTANDING EQUITY AWARDS at FISCAL YEAR END JUNE 30, 2011
Number of Securities underlying Unexercised Options (Exercisable)	Number of Securities underlying Unexercised Options (Unexercisable)	Equity Incentive Plan awards Number of Securities		Option	Option	Number of shares of stock that has not been vested	Market Value of Shares not vested	Equity Incentive
				Exercise	Expiration
				Price	Date
Ronald Durando	0	0	$			0	0	0
President CEO	0	0	$			0	0	0
	0	0	$			0	0	0
	0	0	$			0	0	0
	0	0	$			0	0	0
	0	0	$			0	0	0
	0	0	$			0	0	0
	0	0	$			0	0	0
	0	0	$			0	0	0
	0	0	$			0	0	0
Gustave Dotoli	0	0	$			0	0	0
COO	0	0	$			0	0	0
	0	0	$			0	0	0
	0	0	$			0	0	0
	0	0	$			0	0	0
	0	0	$			0	0	0
	0	0	$			0	0	0
	0	0	$			0	0	0
	0	0	$			0	0	0
	0	0	$			0	0	0
Martin Smiley	0	0	$			0	0	0
Executive VP	0	0	$			0	0	0
CFO Chief Legal	0	0	$			0	0	0
Council	0	0	$			0	0	0
	0	0	$			0	0	0
	0	0	$			0	0	0

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee during fiscal 2011 were Messrs. Dotoli, Biderman and Guerino. Neither Messrs. Biderman nor Guerino has been an mPhase's officer or employee. None of the Company's directors or executive officers served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire Board of Directors) of another entity during fiscal 2011 that has a director or executive officer serving also as a director on mPhase's Board of Directors. Mr. Dotoli, together with Mr. Durando and Mr. Ergul, were collectively controlling shareholders and Directors of Janifast Ltd. In March of 2009, Janifast Ltd. terminated operations.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of August 25, 2011 certain information regarding the beneficial ownership of our shares:

1	by each person who is known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock;

2	each of our directors;

3	by each executive officer named in the Summary Compensation Table; and

4	by all of our directors and executive officers as a group.

AFFILIATES (1 & 2)	Shares	Warrants	Options	TOTAL	%

Victor Lawrence	10,100,000	-	200,000	10,300,000	0.39%
Anthony Guerino	-	-	260,000	260,000	0.01%
Abraham Biderman	45,226,890	-	2,160,000	47,386,890	1.77%
Gustave Dotoli (3)	318,107,805	77,749,111	30,000,000	425,856,916	15.31%
Ron Durando (3)	452,241,922	115,014,183	50,000,000	617,256,105	21.75%
Ned Ergul	2,850,000	-	450,000	3,300,000	0.12%
Martin Smiley (3)	313,760,629	58,132,124	18,000,000	389,892,753	14.18%
Microphase Corporation(4) (5)	42,726,686	-	-	42,726,686	1.60%

Total Affiliates	1,185,013,932	250,895,418	101,070,000	1,536,979,350	55.13%

(1) Unless otherwise indicated, the address of each beneficial owner is 587 Connecticut Avenue, Norwalk, Connecticut 06854-1711.

(2) Unless otherwise indicated, mPhase believes that all persons named in the table have sole voting and investment power with respect to all shares of the Company beneficially owned by them. The percentage for each beneficial owner listed above is based on 2,673,502,264 shares outstanding on August 25, 2011, and, with respect to each person holding options or warrants to purchase shares that are exercisable within 60 days after August 25, 2011, the number of options and warrants are deemed to be outstanding and beneficially owned by the person for the purpose of computing such person's percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes as warrants 115,014,183 shares, 77,749,111 shares and 58,132,124 shares issuable for unpaid compensation and loans plus accrued interest, if converted, for Messrs. Durando, Dotoli and Smiley respectively. Such conversions are subject to availability of authorized shares. On April 27, 2009, the board of directors consolidated all amounts outstanding for all obligations to the officers, including unpaid compensation, and authorized the issuance of new notes with a term of five years, an interest rate of 12% and a conversion feature at a price of $.0075, and on August 25, 2011 this conversion feature was amended to $.0040 on amounts outstanding plus accrued interest thereon. During the fiscal years ended June 30, 2009 and June 30, 2010, the Company recorded $914,060 and $82,609, respectively, of beneficial interest expense with respect to the conversion feature.

(4) Messrs. Ergul and Durando and certain members of their families may be deemed to exercise shared majority voting and dispositive power for Microphase Corporation through their indirect ownership interests in Microphase Holding Company, LLC which owns 88.4% of Microphase common stock. The holding company is owned 43.9% by the Ergul Family Limited Partnership, which is wholly owned by Mr. Ergul, his wife and daughters, and 50% by Edson Realty Inc. which is 83% owned by Mr. Durando, 12% by Mr. Ergul and 5% by three unrelated shareholders. Mr. Durando owns an additional 1.6% of Microphase common stock in his individual name.

(5) Includes 26,666,667 shares issued in June 2009 in connection with which the Company, during the quarter ended September 30, 2009, recorded $586,667 in beneficial interest expense in respect of the conversion of $200,000 of accounts payable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Material Related Party Transactions

The Company has material related party transactions. The Company incurs costs for engineering, design and production of prototypes and certain administrative functions from Microphase Corporation. Prior to March, 2008, it had purchased finished goods, primarily consisting of DSL splitter shelves and filters, from Janifast Limited. The Company also incurred costs in the past for obtaining transmission rights for a product it had planned to develop within its incorporated joint venture, mPhase Television. Net, in which the Company owned a 56.5% interest. This line of business has been discontinued.

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

Transactions with Officers, Directors and their Affiliates

Directors that were significant shareholders of Janifast Limited prior to its ceasing operations in March of 2009 included Messrs. Durando and Dotoli.

Summary of compensation to related parties for the Twelve Months Ended June 30, 2011
	Durando	Dotoli	Smiley		Biderman	Microphase	Total
Consulting / Salary	$160,000	$144,000	$140,000				$444,000
Interest	$33,728	$18,610	$16,569				$68,907
Rent				$		$36,000	$36,000
G&A				$		$9,356	$9,356
R&D							$0
Finders Fees					$24,500		$24,500
Total compensation	$193,728	$162,610	$156,569		$24,500	$$45,356	$582,763

Summary of compensation to related parties for the Twelve Months Ended June 30, 2010

	Durando	Dotoli	Smiley		Biderman	Microphase	Total
Consulting / Salary	$200,000	$180,000	$175,000				$555,000
Interest	$56,483	$39,375	$24,356				$120,214
Rent						$36,000	$36,000
G&A						$9,936	$9,936
R&D						$337,500	$337,500
Finders Fees					$25,000		$25,000
Total compensation	$256,483	$219,375	$199,356		$25,000	$$383,436	$1,083,650

				Total Notes
Summary of payables to related parties as of June 30, 2011	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$263,479	$148,306	$111,030	$522,815			$522,815
Due to Officers / Affiliates					$150,000	$27,242	$177,242
Interest Payable	$151,685	$120,498	$80,725	$352,909			$352,909
Total Payable to Officers / Affiliates	$415,164	$268,804	$191,755	$875,724	$150,000	$27,242	$1,052,966

Summary of payables to related parties as of June 30, 2010
				Total Notes
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$301,479	$166,306	$119,030	$586,815			$586,815
Due to Officers / Affiliates	$0	$0	$0	$0		$19,214	$19,214
Interest Payable	$117,957	$101,888	$64,157	$284,002	$150,000		$434,002
Total Payable to Officers / Affiliates	$419,436	$268,194	$183,187	$870,817	$150,000	$19,214	$1,040,031

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

During the twelve months ended June 30, 2010, the Company incurred finders’ fees of $25,000 with Mr. Biderman’s affiliated firm of Palladium Capital Advisors. Mr. Biderman was employed until September 30, 2003, by our former investment banking firm, Lipper & Company. As of June 30, 2010, the Company owed Palladium Capital Advisors $25,000 in unpaid finders’ fees.

During the twelve months ended June 30, 2011, the Company incurred additional finders’ fees of $24,500 with Mr. Biderman’s firm Eagle Strategic Advisers.

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

Effective June 30, 2004, the Company was $473,787 in arrears with respect to a promissory note issued to Piper Rudnick LLP plus other legal fees of $118,773.36. It should be noted that Piper & Rudnick, the Company’s outside counsel, received such promissory note in March of 2002 plus two warrants that expired in March 8, 2007 in exchange for cancellation of certain payables. Such warrants had conversion rights into our common stock for a total of 2,233,490 shares that had been registered under a Form S-1 Registration Statement, and were cashless. On September 3, 2003, in exchange for reducing the total payable to $550,000, the Company paid $10,000 in cash to Piper and issued an additional cashless warrant for $150,000 worth of the Company's common stock valued at $.25 per share. The remaining $300,000 payable had the following future payment schedule: payments of $25,000 each on December 1, 2004, March 1, 2005, June 1, 2005, September 1, 2005, March 1, 2006, June 1, 2006 and September 1, 2006, a payment of $50,000 on December 1, 2005, and a payment of $75,000 due on December 1, 2006. On August 30, 2004, the Company paid $100,000 to Piper&Rudnick, LLP in connection with the renegotiation of a Payment Agreement effective June 30, 2004. Under the terms of the renegotiated Payment Agreement, the Company agreed to payments of $25,000 each on December 1, 2004, March 1, 2005, June 1, 2005 and September 1, 2005 and a payment of $50,000 on December 1, 2006 plus $25,000 payments on March 1, 2006, June 1, 2006, September 1, 2006 and a final payment of $75,000 payment on December 1, 2007. In addition, Piper&Rudnick LLP agreed to convert $150,000 of such payable into a 5 year cashless warrant to purchase the Company's common stock at $.25 per share. The Company has made all of the above payments except for $65,000 of the $75,000 due December 1, 2006, that is presently in arrears.

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

Transactions with Microphase Corporation

mPhase's President and Chairman of the Board of the Company are also employees of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase whereby it would use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement for fiscal year 2011 required mPhase to pay Micophase $3,000 per month. Microphase also charges fees for specific projects on a project-by-project basis. During the year ended June 30, 2011 and for the period of time from mPhase's inception (October 2, 1996) to June 30, 2011, $45,356 and $9,477,961, respectively, have been charged to expense or inventory under these Agreements and is included in “discontinued operations” in the accompanying consolidated statements of operations. Management believes that amounts charged to the Company by Microphase are commensurate with amounts that would be incurred if outside third parties were used. The Company is obligated to pay a 3% royalty to Microphase on revenues from its proprietary Traverser Digital Video and Data Delivery System and DSL component products.

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

Transactions with Janifast

Janifast Ltd., a Hong Kong corporation manufacturer, had produced components for our now discontinued Traverser_ DVDDS product. Necdet F. Ergul, Ronald A. Durando and Gustave T. Dotoli are controlling shareholders of Janifast Ltd. with an aggregate ownership interest of greater than 75% of Janifast Ltd. Mr. Durando is Chairman of the Board of Directors and Mr. Ergul is a Director of Janifast. Janifast Ltd. ceased operations in March, 2009, and the Company has had no transactions with Janifast during or since its fiscal year ended June 30, 2010.

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

Mr. Durando, President and CEO of mPhase, owned a controlling interest and was a director and President of Janifast Limited. Mr. Durando and Mr. Dotoli are officers of Microphase Corporation. Mr. Dotoli was also a shareholder of Janifast Limited prior to its discontinuing operations in March of 2009. Mr. Ergul owns a controlling interest and is a director of Microphase Corporation and is a director and shareholder of Janifast Limited.

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

SUBSEQUENT EVENTS

On July 1, 2011, the Company filed an amendment to its Amended Certificate of Incorporation with the Secretary of State of New Jersey increasing its authorized shares of common stock to 6 billion shares.

On July 28, 2011, the Company announced that it entered into a letter of intent (LOI) to acquire Energy Innovative Products, Inc. (EIP), a developer of proprietary technologies for reducing energy usage in refrigeration and cooling systems, as well as equipment utilizing AC induction motors. EIP, based in Fairfield, NJ, uses patented and patent pending solutions to offer a series of products that control voltage and current used by compressor systems, including those in refrigeration decks, HVAC wall units, commercial refrigeration systems, and consumer equipment. The company, founded in 2008, believes its technology is uniquely positioned to capitalize on each of these multi-billion dollar market opportunities by allowing legacy systems to achieve Energy Star status as well as compliance with emerging standards by the United States Department of Energy (DOE) and other regulatory bodies. In the United States alone, there are several million legacy refrigerated vending machines used by major beverage companies. The Company, subject to further due diligence, believes that EIP's solution is the only one certified for Energy Star status and able to deliver a significant reduction in power consumption by vending machines without reducing efficiency or cooling and without requiring a change-out in the unit's refrigeration deck. Governmental and power company rebates are available to support the purchase of EIP's products in several states. The terms of the deal include the issuance of common shares and warrants for an 81% stake in EIP. The transaction is expected to become a Definitive Agreement by the end of August 2011 and close by October 2011.

On August 12, 2011, the Company issued a $25,000 Convertible Note with a 6 month maturity convertible into 3,671,471 shares of common stock of the Company at a price of $.0068 per share plus a 5 year warrant to purchase at $.0068 per share an additional 3,671,471 shares of common stock of the Company pursuant to Rule 506 Regulation D of the Securities Act of 1933,as amended, in a Private Placement to one accredited investor. The Convertible Note pays interest at a rate of 1% per month. The Company is using $12,500 of the proceeds to fund a loan to EIP prior to the closing of an expected 81% interest in EIP and $12,500 as additional working capital for the Company.

On August 24, 2011 the Company issued 10,000,000 shares of its common stock to one Accredited Investor in a private placement pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, in a Private Placement. The Company received gross proceeds of $40,000 and paid a $4,000 placement fee to Eagle Advisers, Inc. The proceeds will be used as working capital by the Company.

On August 25, 2011, the Board of Directors awarded Messrs Ronald A. Durando, CEO, Gustave T. Dotoli, COO and Martin Smiley, EVP, 395,000,000, 295,000,000 and 295,000,000 restricted shares of common stock of the Company and awarded Messrs. Abraham Biderman and Victor Lawrence, as Directors 45,000,000 and 10 million restricted shares of common stock of the Company. In addition, previous 5 year option awards issued on September 18, 2008 to Messrs. Durando, Dotoli and Smiley were re-priced to $.0040 per share from $.05 per share covering 50,000,000 shares, 30,000,000 shares and 18,000,000 shares of common stock of the Company respectively. Additionally, the Board amended the conversion feature of officers loans, originally authorized in April 2009 with a conversion price of $.0075, to a conversion price of $.0040.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The audit fees paid to the accounting firms of Demetrius & Company, L.L.C. and Rosenberg Rich Baker Berman & Company, for the fiscal year ended June 30, 2010 were $69,500. The audit fees invoiced by our accounting firm of Demetrius & Company, L.L.C. for fiscal year ended June 30, 2011 were $50,000.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K (1) Consolidated Financial Statements

PAGE
Report of Demetrius & Company LLC	68
Report of Rosenberg Rich Baker Berman & Company	69
Report of Arthur Andersen LLP	70
Report of Schuhalter, Coughlin & Suozzo, PC	71
Consolidated Balance Sheets as of June 30, 2011 and 2010	72
Consolidated Statements of Operations for the years ended June 30, 2009, 2010 and 2011 and for the period from inception (October 2, 1996) through June 30, 2011	73
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period from inception (October 2, 1996) to June 30, 1997 and for each of the fourteen years in the period ended June 30, 2011	74
Consolidated Statements of Cash Flows for the years ended June 30, 2009, 2010 and 2011 and for the period from inception (October 2, 1996) through June 30, 2011, as restated	82
Notes to Consolidated Financial Statements	83

(2) Financial Statement Schedules
None.

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
4.1*

Minutes of Special Meeting of the Board of Directors held on April 27, 2009, authorizing convertibility of officers’ promissory notes. (Amendment No. 4 to Form 10-K for the period ended June 30, 2010, filed January 11, 2011 (file no. 000-30202))

10.1*

License Agreement, dated March 26, 1998, between the Company and Georgia Tech Research Corporation (incorporated by reference to Exhibit 10(e) to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no. 000- 24969)).

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

10.10*	Company’s 2001 Stock Incentive incorporated by reference to Exhibit C to Preliminary Proxy on Schedule 14A filed on March 21, 2001 (file no. 000- 30202).
10.18***	Development Agreement effective February 3, 2004 between Lucent Technologies, Inc. and mPhase Technologies, Inc for development of micro fuel cell Nano Technology.
10.21***	Development Agreement effective March 1, 2005 between Lucent Technologies Inc and mPhase Technologies relating to development of Magnetometers.
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

10.44***.	Small Business Technology Transfer Collaboration Agreement between Rutgers University and mPhase Technologies, Inc. dated June 25, 2007
10.46*	Phase I Army Grant dated July 7, 2007 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)
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
10.55*

Documentation dated December 31, 2008 for $1,100,000 Convertible Note and Secured Note Financing between mPhase Technologies, Inc. and JMJ Financial and Amendment to $350,000 Convertible Note Financing (Form 8K Filing dated January 21, 2009, Commission File No. 000-24969)

10.56*

Eagle Picher Proposal for mPhase Technologies, Inc. dated January 26, 2009 for design and development of mechanically- activated Reserve Battery to be used in Emergency Flashlight. (Form 8-K filed January 30, 2009)**

10.57*

Termination Agreement with Golden Gate Investors dated March 17, 2009 with respect to Convertible Debenture Financing dated December 11, 2007 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.59*	Documentation including $1,870,000 Convertible Note and Secured Note for Financing with JMJ Financial dated August 21, 2009 (Form August 21, 2009, Commission File No. 000-24969)
10.60*

Documentation including two $1,200,00 Convertible Notes executed September 23, 2009 and November 17, 2009 and Secured Notes r connection with financing with JMJ Financial (Form Amendment No. 3 to Form 10Q for the period ended December 31, 2009 file Septe Commission File No. 000-30202)

10.61*	Promissory Notes Payable to Mr. Durando (Amendment No. 4 to Form 10-K for the period ended June 30, 2010, filed January 11, 2011 30202))
10.62*

Promissory Notes Payable to Mr. Dotoli (Amendment No. 4 to Form 10-K for the period ended June 30, 2010, filed January 11, 2011 (fil 10.63*Promissory Notes Payable to Mr. Smiley (Amendment No. 4 to Form 10-K for the period ended June 30, 2010, filed January 11, 2011 (fi 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Report of Independent Registered Public Accounting Firm

To The Board of Directors and
Shareholders of mPhase Technologies, Inc.

We have audited the accompanying consolidated balance sheets of mPhase Technologies, Inc. (a New Jersey corporation in the development stage) and its subsidiaries as of June 30, 2010 and 2011 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of mPhase Technologies, Inc. for the period from inception to June 30, 2009. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts for the period from inception to June 30, 2009, included in the cumulative totals, is based solely upon the report of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of mPhase Technologies, Inc. and subsidiaries as of June 30, 2010 and 2011 and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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
September 12, 2011

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

Rosenberg Rich Baker Berman & Company

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

Schuhalter, Coughlin & Suozzo, PC
Raritan, New Jersey

January 28, 1999

mPHASE TECHNOLOGIES, INC.
 (A Development Stage Company)
 Consolidated Balance Sheets

	June 30,	June 30,
	2010	2011

ASSETS
CURRENT ASSETS
Cash	$228,437	$1,744
Stock subscription receivable	-	50,000
Accounts receivable	122,478	-
Inventory	98,807	102,532
Prepaid and other current assets	208,707	35,242
Current Portion, Notes receivable	2,700,000	-
TOTAL CURRENT ASSETS	$3,358,429	$189,518

Property and equipment, net	62,311	45,114
Notes receivable, net of contra reserve for utilization of corresponding Convertible Debenture agreement with La Jolla of $600,000 at June 30, 2010	2,464,000	-
TOTAL ASSETS	$5,884,740	$234,632

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$539,444	$748,560
Accrued expenses	390,203	162,038
Due to related parties	169,214	177,242
Notes payable, related parties	870,817	875,724
Short term notes	65,000	65,000
Accounts Payable and Accrued Expenses-Discontinued Activities	1,112,872	1,087,356
Current Portion, Long term debt	10,352	11,486
TOTAL CURRENT LIABILITIES	$3,157,902	$3,127,406

Long term portion Equipment loan	27,703	16,315

OTHER OBLIGATIONS CONVERTIBLE TO EQUITY- (Note 8 )
Convertible debt derivative liability	5,966,149	1,432,180
Convertible debentures, net of discount of $2,628,739 and $300,000 on June 30, 2010 and June 30, 2011, respectively	4,577,710	1,250,505

COMMITMENTS AND CONTINGENCIES -(Note 11)

STOCKHOLDERS' DEFICIT
Common stock, par value $.01, 2,000,000,000 and 6,000,000,000 shares authorized, 1,163,751,952 and 1,628,502,264 shares issued and outstanding at June 30, 2010 and June 30, 2011, respectively	11,637,519	16,285,022
Additional paid in capital	174,683,294	172,775,132
Deficit accumulated during development stage	(194,157,564)	(194,643,955)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	($7,844,724)	($5,591,774)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,884,740	$234,632

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations

			Date of
	For the FYE June 30,		Inception to
			June 30,
	2010	2011	2011

REVENUES	$354,157	$49,210	$743,639
COSTS AND EXPENSES
Cost of Sales	65,704	50,260	115,964

Research and Development (including non-cash stock related charges of $0, $0 and $205,733 for FYE 2010 & 2011 and inception to date respectively)	2,203,383	625,417	12,257,562

General and Administrative (including non-cash stock related charges of $34,313, $62,945 and $12,754,354 for FYE 2010 & 2011 and inception to date respectively)	1,844,776	1,823,178	27,230,052
Depreciation and Amortization	25,704	15,491	578,330
TOTAL COSTS AND EXPENSES	4,139,567	2,514,346	40,181,908
OPERATING LOSS	$(3,785,410)	$(2,465,136)	$(39,438,269)
OTHER INCOME (EXPENSE)
Interest (Expense)	(786,805)	(141,335)	(2,627,585)
Net Reparation, Impairment and Other Income (Expense)	168,409	21,016	(6,572,011)
Net Charges related to Convertible Debt	(2,961,939)	2,099,064	(1,217,781)
TOTAL OTHER INCOME (EXPENSE)	(3,580,335)	1,978,745	$(10,417,377)
Loss From Continuing Operations, before Income Taxes	$(7,365,745)	$(486,391)	$(49,855,646)
Income (Loss) From Discontinued Operations, Net of Income Taxes of $0 in 2010 and 2011, offset by benefit from tax loss carryforwards of $0 in 2010 and 2011 (including non-cash stock related charges of $0, $0 and $ 57,515,718 for FYE 2010 & 2011 and inception to date respectively)	-	-	(144,788,309)

Income Taxes	-	-	-
Net Loss	$(7,365,745)	$(486,391)	$(194,643,955)
Net loss per share from:
Continuing Operations	$(0.01)	$(0.00)
Discontinued Operations	$-	$-
Weighted Average Number of Shares Outstanding;
Basic and Diluted	1,041,685,519	1,402,130,735

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE THIRTEEN YEARS
IN THE PERIOD ENDED JUNE 30, 2011
	Common
	Stock			Additional
		Par Value	Treasury	Paid-In
	Shares	0.01	Stock	Capital
Balance, October 2, 1996 (date of inception).	1,140,427	$11,404		$459,753
Issuance of common stock of Tecma Laboratories, Inc., for 100% of the Company.	6,600,000	66,000		(537,157)
Issuance of common stock, in private placement, net of offering costs of $138,931	594,270	5,943		752,531
Net loss
Balance, June 30, 1997	8,334,697	$83,347		$675,127
Issuance of common stock with warrants, in private placement, net of offering costs of $84,065	999,502	9,995		791,874
Issuance of common stock for services	300,000	3,000		147,000
Issuance of common stock in connection with investment in unconsolidated subsidiary	250,000	2,500		122,500
Repurchase of 13,750 shares of common stock			(7,973)
Issuance of common stock with warrants in private placement, net of offering costs of $121,138	1,095,512	10,955		659,191
Issuance of common stock for financing services	100,000	1,000		(1,000)
Issuance of common stock in consideration for 100% of the common stock of Microphase Telecommunications, Inc.	2,500,000	25,000		1,685,000
Net loss
Balance, June 30, 1998	13,579,711	$135,797	$(7,973)	$4,079,692

The accompanying notes are an integral part of these Consolidated Financial Statements.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE FOURTEEN YEARS
IN THE PERIOD ENDED JUNE 30, 2011
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
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE FOURTEEN YEARS
IN THE PERIOD ENDED JUNE 30, 2011
							Total
	Common			Additional			Stockholders
	Stock	Par Value	Treasury	Paid-In	Deferred	Accumulated	Equity
	Shares	0.01	Stock	Capital	Compensation	Deficit	(Deficit)
Balance, June 30, 2000	31,404,540	$314,045	$(7,973)	$74,370,291	$(1,225,668)	$ (66,122,191)	$7,328,504

Issuance of common stock
upon exercise of options	320,000	3,200		324,300			327,500
Issuance of common stock with
warrants in private
placements, net of cash
offering costs of $512,195	4,329,850	43,298		7,766,547			7,809,845
Issuance of common stock for
services	450,000	4,500		1,003,125			1,007,625
Issuance of options and
warrants for services				5,849,585			5,849,585
Deferred employee stock
option compensation				607,885	(607,885)
Amortization of deferred
employee stock option
compensation					1,120,278		1,120,278
Issuance of common stock in
settlement of debt to
directors and related parties	4,840,077	48,402		2,371,637			2,420,039
Net Loss						(23,998,734)	(23,998,734)

Balance June 30, 2001	41,344,467	$413,445	$(7,973)	$92,293,370	$(713,275)	$(90,120,925)	$1,864,642

Issuance of Common stock
with warrants in private
placement	6,980,643	69,807		1,903,943			1,973,750
Issuance of Common stock for
services	2,976,068	29,760		1,169,241			1,199,001
Issuance of options and
warrants for services				1,877,937			1,877,937
Cancellation of unearned
options to former employees				(140,802)	140,802
Amortization of deferred
employee stock option
compensation					548,550		548,550
Issuance of common stock and
warrants in settlement of
debt to related parties and
strategic vendors	7,492,996	74,930		2,663,728			2,738,658
Sale of Common stock to
certain Officers and
Directors in private
placement	2,000,000	20,000		980,000			1,000,000
Issuance of Common stock
upon exercise of options	13,334	133		3,867	4,000
Net Loss						(11,249,387)	(11,249,387)
Balance, June 30, 2002	60,807,508	$608,075	$(7,973)	$100,751,284	$(23,923)	$(101,370,312)	$(42,849)

The accompanying notes are an integral part of these Consolidated Financial Statements.

mPHASE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE FOURTEEN YEARS
IN THE PERIOD ENDED JUNE 30, 2011
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
OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE FOURTEEN YEARS IN THE PERIOD ENDED JUNE 30, 2011

				Additional		Total
	Common	Par Value	Treasury	Paid-In	Accumulated	Stockholders
	Stock Shares	0.01	Stock	Capital	Deficit	Equity (Deficit)
Balance, June 30, 2004	88,899,962	$888,999	$(7,973)	$111,976,095	$(115,775,083)	$(2,917,962)
Issuance of Shares in Private Placement	39,853,661	398,535		6,888,553		7,287,088
Issuance of in connection with exercise of warrants	3,637,954	36,380		644,229		680,609
Conversion of Debt to Common stock and warrants	3,895,171	38,952		1,174,134		1,213,086
Options Awarded to Consultants				2,191,043		2,191,043
Options Awarded to Officers				625,290		625,290
Issuance of shares to Officers and consultants for services	1,151,000	11,510		322,500		334,010
Exercise of cashless warrants	4,949,684	49,499		(49,499)
Exercise of warrants by officers	1,770,400	17,704				17,704
Reparation of Private Placement Offering	891,000	8,910		176,811		185,721
Net Loss					(11,234,324)	(11,234,324)
Balance June 30, 2005	145,048,832	$ 1,450,489	$(7,973)	$123.949,156	$(127,009,407)	$(1,617,735)
Issuance of common stock pursuant to the exercise of warrants, net of cash expenses of $108,000	15,720,120	157,201		2,850,523		3,007,724
Issuance of common stock with warrants in private placements, net of cash expenses of $674,567	72,786,897	727,868		9,329,781		10,057,649
Issuance of common stock for services	11,500,000	115,000		2,324,000		2,439,000
Conversion of related party and strategic vendor debts to common stock and warrants	3,331,864	33,319		556,681		590,000
Stock options awarded to consultants, employees and officers				3,837,423		3,837,423
Issuance of additional shares and warrants to effect revised pricing on previous private offering charged to expense	29,848,271	298,483		5,232,021		5,530,504
Net loss					(24,450,650)	(24,450,650)
Balance, June 30, 2006	278,235,984	$2,782,360	$(7,973)	$148,079,585	$(151,460,057)	$(606,085)

The accompanying notes are an integral part of these Consolidated Financial Statements.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE FOURTEEN YEARS
IN THE PERIOD ENDED JUNE 30, 2011
							Total
				Additional			Shareholders
		$ .01 Stated	Treasury	Paid in	Deferred	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Compensation	Deficit	Equity
Balance June 30, 2006	278,235,984	$2,782,360	$(7,973)	$148,079,585		$(151,460,057)	$(606,085)
Issuance of common stock pursuant to the exercise of warrants (net of cash expenses of $150,000)	14,740,669	$147,406		$1,922,261			$2,069,667
Issuance of common stock in private placements, (net of cash expenses of $216,134)	47,958,060	$479,581		$5,711,788			$6,191,369
Issuance of common stock for services	18,172,983	$181,730		$$2,486,885	$(627,250)		$2,041,365
Conversion of related party and strategic vendor debt to common stock	6,073,728	$60,737		$930,972			$991,709
Issuance of additional shares and warrants to effect repricing	22,664,580	$226,646		$1,647,374			$1,874,020
Stock options awarded to employees and officers				$1,321,853			$1,321,853
Deferred stock compensation					$213,166		$213,166
Net Loss						$(16,851,562)	$(16,851,562)
Balance June 30, 2007	387,846,004	$3,878,460	$(7,973)	$162,100,718	$(414,084)	$(168,311,619)	$(2,754,498)

mPHASE TECHNOLOGIES, INC. CONSOLIDATED STATEMENT
OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE FOURTEEN YEARS IN THE PERIOD ENDED JUNE 30, 2011

				Additional				Total
				Paid				Shareholder
		$.01 Par	Treasury	in	Deferred		Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Compensation		Deficit	Equity
Balance June 30, 2007	387,846,004	$3,878,460	$(7,973)	$162,100,718	$(414,084)		$(168,311,619)	$(2,754,498)
Issuance of common stock in private placements net of $116,253 offering cost	24,600,000	$246,000		$898,247		$		1,144,247
Exercise of Warrants net of Offering Cost $72,222	11,111,113	$111,111		$538,889		$		650,000
Contingent liability recorded on warrant exercise above	1,019,200	$10,192		(1,006,200)				(1,006,200)
Common shares in settlement of accrued expenses				$89,808		$		100,000
Issuance of additional shares effect repricing	4,663,741	$46,637		$345,401		$		392,038
Stock options/ warrants awarded to employees and investors				$85,682		$		85,682
Stock based compensation	1,000,000	10,000		$90,192		$		100,192
Amortization of deferred stock compensation					414,084	$		414,084
Investment in Granita				$514,000		$		514,000
Conversion of debt	4,904,942	$49,050		$192,073		$		241,123
Cost related to convertible debt financing	5,250,000	$52,500		$212,500		$		265,000
Net Loss							$(3,383,821)	$(3,383,821)
Balance June 30, 2008	440,395,000	$4,403,950	$(7,973)	$164,061,310	0		$(171,695,440)	$(3,238,153)

The accompanying notes are an integral part of these Consolidated Financial Statements.

mPHASE TECHNOLOGIES, INC. CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE FOURTEEN YEARS IN THE PERIOD ENDED JUNE 30, 2011

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

mPHASE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFECIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND EACH OF THE FOURTEEN YEARS IN THE PERIOD ENDED JUNE 30, 2011

	Common Stock					Total
		$.01 Par	Treasury	Additional	Accumulated	Shareholders
				Paid in
	Shares	Value	Stock	Capital	Deficit	(Deficit)
Balance June 30, 2009	870,419,882	$8,704,197	$(7,973)	$172,861,427	$(186,791,819)	$(5,234,168)
Conversions of Convertible
Debentures plus accrued interest	232,723,73	2,327,23	-	1,088,012	-
	6	8				3,415,250
Conversions of Accounts Payable	26,666,667	266,667	-	(66,667	-	200,000
Issuance of common stock in private placements net of offering cost ($25,000)	30,666,667	306,667	-	(81,667	-	225,000
Issuance of Common Stock for Services	1,575,000	15,750		18,563		34,313
Issuance of Common Stock for Reparations	1,700,000	17,000		18,530		35,530
Beneficial Conversion feature of Officers' Notes Payable and conversion of accounts payable	-	-	-	669,276	-	669,276
Cancellation of Capital Notes in Subsidiary issued in connection with equity				175,820		175,820
Net Loss for the Year Ended June 30, 2010	-	-	-	-	(7,365,745	(7,365,745)
Balance June 30, 2010	1,163,751,952	$11,637,519	$(7,973)	$174,683,294	$(194,157,564)	$(7,844,724)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND EACH OF THE FOURTEEN YEARS IN THE PERIOD ENDED JUNE 30, 2011

	Common Stock
				Additional		Shareholders'
		$.01 Par	Treasury	Paid in	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Deficit	Equity
Balance July 1, 2010	1,163,751,952	$11,637,519	$(7,973)	$174,683,294	$(194,157,564)	$(7,844,724)

Conversions of Convertible Debentures plus accrued interest	382,175,312	3,821,753		(1,474,857)		2,346,896

Issuance of Common Stock for Services	15,075,000	150,750		(23,805)		126,945

Issuance of Common Stock to accredited investors in private placement, net of $29,500 fees	67,500,000	675,000		(409,500)		265,500

Net Loss for the Year Ended June 30, 2011					(486,391)	(486,391)

Balance June 30, 2011	1,628,502,264	16,285,022	(7,973)	172,775,132	$(194,643,955)	(5,591,774)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			2-Oct-96
	Fiscal Year Ended		(Date of Inception)
	June 30,	June 30,	To June 30,
	2010	2011	2011
Cash Flow From Operating Activities:
Net Income (Loss) From Continuing Operations	$(7,365,745)	$(486,391)	$(49,855,646)
Net Income (Loss) From Disontinued Operations	$0	$0	$(144,788,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,356	23,130	7,460,786
(Gain) loss on debt extinguishments	(147,238)	(25,516)	(1,110,124)
Non-cash charges relating to issuance of common stock, common stock options and warrants	34,313	126,945	70,378,689
Reparation charges	35,530	-	8,264,264
Derivative Value and Debt Discount charges	2,961,939	(2,116,064)	1,850,932
Write off of Granita Inventory/ Sovereign Investment		-	615,910
Other non cash charges including amortization of deferred compensation and beneficial conversion interest expense	669,276	-	2,712,901
Changes in assets and liabilities:
Accounts receivable	(76,413)	122,478	427,876
Inventories	(98,807)	(3,725)	(613,003)
Prepaid expenses and Other current assets	(55,071)	173,465	45,819
Other			906,535
Accounts payable, Accrued expenses, Deferred revenue	256,441	412,144	8,978,468
Due to/from related parties Microphase / Janifast//Lintel	(17,114)	8,028	5,500,801
Officers and Other	-	-	1,711,357
Net cash used in operating activities	$(3,765,533)	$(1,765,506)	$(87,512,744)
Cash Flow from Investing Activities:
Payments related to patents and licensing rights	-	-	(450,780)
Purchase of fixed assets	(15,000)	(5,933)	(3,308,493)
Investment in Sovereign	-	-	(110,000)
Net Cash (used) in investing activities	$(15,000)	$(5,933)	$(3,869,273)
Cash Flow from Financing Activities:
Proceeds from issuance of common stock, exercises of warrants, net of finders fees	225,000	215,500	83,139,379
Payment of short term notes & equipment loans	(6,993)	(10,254)	(1,298,799)
Advances from Microphase	-	-	347,840
Issuance of Convertible Debentures	500,000	-	766,500
Net Proceeds (Repayment) from notes payable related parties	(595,175)	(64,000)	(424,659)
Proceeds from the collection of Notes Receivable under securities purchase agreements	3,786,000	1,403,500	8,339,500
Sale of minority interest in Granita subsidiary	-	-	514,000
Net cash provided by financing activities	3,908,832	1,544,746	91,383,761

Net increase (decrease) in cash	$128,299	$(226,693)	$1,744
CASH AND CASH EQUIVALENTS, beginning of period	$100,138	$228,437	$0
CASH AND CASH EQUIVALENTS, end of period	$228,437	$1,744	$1,744

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

1. ORGANIZATION AND NATURE OF BUSINESS

mPhase, a New Jersey corporation founded in 1996, is a publicly-held company with over 23,000 shareholders and approximately 1.63 billion shares of common stock outstanding as of June 30, 2011. The Company's common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL.

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

On June 20, 2007, the Company announced the formation of a new subsidiary, Granita Media, Inc. ("Granita"), a Delaware corporation, to promote and develop its IPTV product line including targeted advertising and middleware solution. Capitalization of Granita amounted to $514,000 of equity, provided by employees and independent investors. During FYE June 30, 2008, related assets and liabilities were transferred to Granita and its results consolidated into the these financial statements. Additional funding was to have been arranged from outside institutional financing and potentially involve the sale of up to 10% of the common stock of Granita with mPhase retaining 90% of the stock of Granita. Owing to very challenging conditions in the capital markets, Granita was unable to raise funds necessary to operate as a self sufficient enterprise and fund the additional software development necessary for a targeted advertising enhancement capability of its TV+ solution. In order to conserve financial resources, all employees of Granita were either terminated or had resigned by December 31, 2007. (See also footnote 6.) As of June 30, 2011, the Company has treated Granita as a discontinued business.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

2. LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

Through June 30, 2011, the Company incurred development stage losses totaling approximately $194,643,955 and at June 30, 2011 had working capital of $(2,937,888). Funding in our traditional capital markets was difficult during FYE 2010 and 2011.

The Company was able to enter into convertible debt arrangements with independent investors to provide liquidity and capital resources during the year. Such arrangements have provided the Company with cash in the amounts of $4,511,000 and $1,619,000 during FYE 2010 and 2011 respectively. These arrangements will likely need to be revised to continue to provide a portion of the working capital anticipated to be needed during the next fiscal year. In addition and from time to time during FYE 2010 and 2011, the Company raised necessary working capital via bridge loans from officers and private placements of equity. Such loans have subsequently been repaid (see notes payable to officers).

The Company is currently focused on the continued development and commercialization of its "Always Ready" battery product using the science of nanotechnology. The Company believes that such battery has a much longer shelf life than conventional batteries and will have significant commercial and military applications. The Company is also actively working on the commercialization and marketing of its emergency flashlight, the mPower Emergency Illuminator. The Company has suspended development of its magnetometer sensor devices and discontinued all activities related to its IPTV business. It is unclear whether any intellectual property related to those operations will have significant value.

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
JUNE 30, 2011

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

STOCK BASED COMPENSATION

On July 1, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement “Accounting for Stock Based Compensation" that requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. Effective, July 1, 2005, the Company adopted the promulgated authority "modified prospective" method, and has recorded as an expense the fair value of all stock based grants to employees after such date. The Company has not restated its operating results for any prior fiscal year end or quarter.

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

RESEARCH AND DEVELOPMENT

Research and Development cost are charged to operations when incurred. The amounts charged to expense for the years ended 2010, 2011 and inception to date were $2,203,383, $625,417 and $12,257,562 for continuing operations respectively.

PATENTS AND LICENSES

Patents and licenses are capitalized when mPhase determines there will be a future benefit derived from such assets, and are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset, generally five years. Amortization expense was $0, and $0 for the years ended June 30, 2010 and 2011, respectively. As of June 30, 2008, the book value of such assets has been fully amortized.

INVENTORIES

The Company uses the First In First Out method (FIFO) to account for inventory which is carried at the lower of market value or cost. As of June 30, 2007, inventory consisted primarily of component parts being assembled on location in anticipation of deployment of specific IPTV systems. Appropriate reserves have been taken to assure that the cost of such inventory does not exceed the value of the underlying contract. During the year ended June 30, 2008, the Company determined that the value of inventory related to IPTV had been impaired and charged to earnings all associated amounts ($505,910). As of June 30, 2010 and June 30, 2011, the inventory related to the Emergency Flashlight was valued at $98,807 and $102,532 respectively.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

LONG-LIVED ASSETS

The Company reviews long-term assets for impairment whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. The Company also assesses these assets for impairment based on their estimated future cash flows.

REPARATION EXPENSE

As an incentive for additional equity contributions, the Company will from time to time, adjust the cost of past private purchases of common stock through the issuance of additional shares in such magnitude as to reduce an investors cost to an average price that more closely approximates current market value. The market value of additional shares issued without cash investment is charged to Reparation Expense, which is included in Other Expenses. Reparations expenses have amounted to $35,530, $0 and $8,299,794 for the years ended 2010, 2011 and inception to date, respectively.

LOSS PER COMMON SHARE, BASIC AND DILUTED

mPhase accounts for net loss per common share in accordance with the requirements FASB Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had warrants and options and convertible debentures (if funded in full – see note 8) outstanding at June 30, 2011, convertible into, respectively, approximately 21,480,837 and 113,720,000 and 792,273,901 shares of the Company's common stock based upon the conversion terms at June 30, 2011. The Company has also granted a conversion feature to certain officers for notes outstanding, giving these noteholders the right to convert principal and interest outstanding, subject to availability, into 116,763,169 shares of the Company’s common stock based on a $.0075 per share conversion price (see note 13). The inclusion of the warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share and have been omitted in such computation.

BUSINESS CONCENTRATIONS AND CREDIT RISK

To date, the Company's products have been sold to a limited number of customers, earlier primarily in the telecommunications and defense industry and recently including some sales of the Emergency Illuminator. In fiscal year ended 2010, revenue continued to be derived from US Army research contracts as well as from sales by the Company of the Company’s mPower Flashlight and battery products. In fiscal year ended 2011, revenue was derived from research contracts with the U.S. Army and sales of the Company’s mPower emergency illuminator. Throughout the year, cash balances that the Company maintains at financial institutions may exceed the Federal Deposit Insurance Corporation insurance limitation of up to $250,000. Cash balances exceeded FDIC insured limits at times throughout the years ended June 30, 2010 and 2011.

MATERIAL EQUITY INSTRUMENTS

The Company has material equity instruments including convertible debentures and convertible notes that are accounted for as derivative liabilities (SEE BELOW) and options and warrants that are evaluated quarterly for potential reclassification as liabilities pursuant to current accounting guidance.

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

DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives are recorded on the balance sheet at fair value. The conversion features of the convertible debentures are embedded derivatives and are separately valued and accounted for on our balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining fair value of our derivatives is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management's judgment and may impact net income. During the fiscal years ended June 30, 2010 and June 30, 2011, the Company utilized an expected life of 20 days based upon the look-back period of its convertible debentures and notes and a volatility of 100%.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2011, the Company had a full valuation allowance against its deferred tax assets.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash, accounts payable, long term debt, line of credit, convertible debt and due to related parties. Management believes the estimated fair value of cash, accounts payable and debt instruments at June 30, 2011 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. Fair value of due to related parties cannot be determined due to lack of similar instruments available to the Company.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board issued ASU 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), which is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The new guidance is effective for our third quarter of the fiscal year ending June 30, 2012, and we do not expect its adoption to have a material effect on our financial position or results of operations.

In June 2011, the Financial Accounting Standards Board issued ASU 2011-05 Presentation of Comprehensive Income, which makes the presentation of items within other comprehensive income (“OCI”) more prominent. The new standard will require companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of OCI in the statement of shareholders’ equity. Reclassification adjustments between OCI and net income will be presented separately on the face of the financial statements. The new guidance is effective for our fiscal year ending June 30, 2013, and we do not expect its adoption to have a material effect on our financial position or results of operations.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)
	For the FYE June 30,
SUPPLEMENTAL CASH FLOW INFORMATION	2010	2011
Statement of Operation Information:
Fee on Amendment to Convertible Debt Arrangement	$0	$55,000
Interest Received from Notes Receivable	$275,000	$218,500
Interest Accrued Unpaid	$324,229	$57,983
Non Cash Investing and Financing Activities:
Interest Paid (net interest income)	$27,412	$9,181
Stock issued in settlement of accrued expenses and accounts payable	$200,000	$0
Beneficial Conversion of Officers’ Notes and Conversion of Accounts Payable	$669,276	$0
Convertible Debt issued for Notes Receivable	$6,400,000	$0
Conversion of Convertible Debt and Related Expenses	$3,415,520	$2,346,896
Reversal of note payable to former Granita employee (Footnote 7) to equity	$175,820	$0

4. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:
	2010	2011
Research Equipment	$36,452	$42,385
Office and Marketing	142,280	142,280
Gross Cost	178,732	184,665
Less Accumulated
Depreciation	(116,421)	(139,551)
Net Property and Equipment	$62,311	$45,114

Depreciation expense for the years ended June 30, 2010 and 2011 was $37,356 and $23,130 respectively, of which $11,652 and $7,639, respectively, relates to research laboratory and testing equipment included in research and development expense.

5. ACCRUED EXPENSES

Accrued expenses consist of the following as of each Balance Sheet date:	For the FYE June 30,
	2010	2011
Accrued Interest- Convertible Debentures	$324,229	$87,983
Other Expenses	$65,994	$74,055
Total	$390,203	$162,038

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

7. SHORT TERM NOTES PAYABLE

Short term debt is comprised of the following:

	June 30, 2010	June 30, 2011

Note payable to Granita Employee (See note #6) Note payable to law firm bearing 8% interest, originally monthly installments of $5,000 per month commencing in June 2002 and continuing through December 1, 2003 with a final payment of principal plus accrued interest due at maturity on December 31, 2003, this note was in arrears as of June 30, 2004 and the company negotiated a new settlement arrangement as of August 31, 2004. Under such settlement agreement, the Company made a $100,000 cash payment and gave a cashless warrant to purchase $150,000 worth of common stock valued at $.25 per share. In addition, the Company agreed to pay $25,000 on each of December 1, 2004, March 1, 2005, June 1, 2005, September 1, 2005 and $50,000 on December 1, 2005. Thereafter, the Company was obligated to pay $25,000 on each of March 1, 2006, June 1, 2006, September 1, 2006 with a final payment of $75,000 on December 1, 2006, of which $10,000 was paid in 2008. The Company is currently in default with respect to the remainder.

	$0	$0
Total Short Term Notes	$65,000	$65,000
	$65,000	$65,000

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

8. STOCKHOLDERS' EQUITY

mPhase initially authorized capital of 50,000,000 shares of common stock with no par value. On February 23, 2000, the Board of Directors proposed, and on May 22, 2000 the shareholders approved, an increase in the authorized capital to 150,000,000 shares of common stock. On June 15, 2004, a Special Meeting of Shareholders of the Company approved a proposal by the Company to amend the Company's Certificate of Incorporation under New Jersey law to increase the authorized shares of common stock from 150 million to 250 million shares and change the par value of all shares of common stock from no par to $0.01 par stock.. Effective June 2005, June 2006, and June 2008, the Company received authorization to increase the number of authorized shares to 500 million, 900 million and 2 billion, respectively. A further increase in the number of authorized shares of common stock to 6 billion was approved at a Special Meeting of Shareholders of the Company held on June 29, 2011.

All other debt converted involved long term convertible debentures which are discussed below:

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
JUNE 30, 2011

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

Arrangement #3 (JMJ Financial, Inc.)

In April, 2008, the Company received proceeds of $300,000 under a Securities Purchase Agreement. This transaction involves three related agreements: 1) a Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $1,000,000 of funds; 2) two convertible debentures totaling $1,450,000, with a one-time interest factor of 12% ($132,000) and a maturity date of March 25, 2011; and 3) a secured note receivable in the amount of $1.0 million, with a one-time interest factor of 13.2 % and maturity dates of March 25, 2012 due from the holders of the convertible debentures. The note receivable is collateralized by $1 million of Blue Chip Stocks. Conversion of outstanding debentures into common shares is at the option of the holder. The number of shares into which this debenture can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trade price during the 20 day trading period prior to conversion.

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

As of June 30, 2009, $1,000,000 was included in notes receivable under this arrangement. During FYE 2010 the Company collected the $1,000,000 note receivable plus $132,000 of accrued interest on this note. The FMV addition to this debt during FYE 2010 was $307,899.On June 30, 2009 the derivative value of this security was calculated to be $444,552. During the year ended June 30, 2010, amortization of debt discount amounted to $508,821 reducing the debt discount balance also to zero.

Arrangement #5 (LaJolla Cove Investors, Inc.)

On Sept 11, 2008, the Company received proceeds of $200,000 under a Securities Purchase Agreement. This transaction involves three related agreements: 1) a Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $2,000,000 of funds; 2) a convertible debenture totaling $2,000,000, with an interest rate of 7 1/4% and a maturity date of September 30, 2011; and 3) a secured note receivable in the amount of $1,800,000, with an interest rate of 8 1/4% and maturity dates of September 30, 2011 due from the holders of the convertible debentures. In addition, the holder of the debenture is related to the holder in Arrangement #1. Conversion of outstanding debentures into common shares is similar to the terms of Arrangement #1. As of FYE 2009, $190,000 of debt was converted into 21,714,285 shares of common stock. On June 30, 2009 and June 30, 2010 the note receivable balance was $1,800,000, the note payable was $1,810,000 and the FMV addition $387,228 for which the Company recorded a reserve for utilization against each of $600,000. As of June 30, 2010, the derivative value of this security was calculated to be $1,114,768.

On March 16, 2011, the holder and the Company entered into a termination agreement whereby $1,800,000 of the principal of both the note receivable and the convertible debenture, plus $90,291 in accrued interest receivable and $84,175 in accrued interest payable, was cancelled. Additionally in connection with the termination, the Company paid the holder $17,000 and assigned to a consultant engaged by the Company the unconverted portion of the convertible debenture in the amount of $10,000 which had been fully funded in cash and which remained outstanding at March 31, 2011 and the derivative value of the remaining security was calculated to be $3,468 As of June 30, 2011, this value was calculated to be $3,442. During the year ended June 30, 2011, amortization of debt discount amounted to $282,774, reducing the balance to $0.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

8. STOCKHOLDERS' EQUITY- (continued)

Arrangement #6 (JMJ Financial, Inc.)

On August 19, 2009, the Company issued a 12% convertible note maturing on August 10, 2012 in the principal amount of $1,870,000 to JMJ Financial for a purchase price of $1,700,000. The Company initially received $250,000 in cash as partial payment of the purchase price for the convertible note plus a 13.2% secured promissory note maturing on August 10, 2012 in the amount of $1,450,000. As of June 30, 2010, the Company has received a total of $1,523,500 cash and has issued 109,920,635 shares of common stock to the holder upon conversions. The remaining $570, 900 of cash to be received from the holder plus accrued and unpaid interest is convertible into shares of common stock at the option of the holder. Upon receipt, in full, of cash by the Company equaling the purchase price of the convertible note plus interest or any portion thereof payable through maturity, the holder may convert such portion of the total amount of interest funded that would accrue to maturity into additional shares of common stock . The number of shares into which this convertible note can be converted is equal to the dollar amount of the debenture divided by 75% of the lowest trading price during the 20 day trading period prior to conversion. Based upon the price of the Company’s common stock on June 30, 2010 of $.0162 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 46,987,654 shares of common stock. At the commitment date, the derivative value of the embedded conversion feature of such security was $1,080,395 and the debt discount was valued at $1,250,395. As of June 30, 2011, this value was calculated to be $0. During the year ended June 30, 2011, the holder converted $346,501 of principal and $224,400 of interest into 66,172,223 shares of common stock and amortization of debt discount amounted to $222,081, reducing the balance to $ 0.

Arrangement #7 (JMJ Financial, Inc.)

On September 30, 2009, the Company issued a 12% convertible note maturing on September 23, 2012 in the principal amount of $1,200,000 to JMJ Financial for a purchase price of $1,100,000. The Company initially received $150,000 in cash as partial payment of the purchase price for the Convertible Note plus a 13.2% secured promissory note maturing on August 10, 2012 in the amount of $950,000. Through June 30, 2011the Company has received a total of $1,200,000 of principle and $144,000 of interest for full funding of the purchase price of this note. Upon receipt, in full, of cash by the Company equaling the purchase price of the convertible note plus interest or any portion thereof payable through maturity, the holder may convert such portion of the total amount of interest funded that would accrue to maturity into additional shares of common stock .The number of shares into which this convertible note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trading price during the 20 day trading period prior to conversion.

Based upon the price of the Company’s common stock on June 30, 2010 of $.0162 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 110,617,784 shares of common stock.

At the commitment date, the derivative value of the embedded conversion feature of such security was $480,000 and the debt discount was valued at $580,000. As of June 30, 2011, this value was calculated to be $0. During the twelve months ended June 30, 2011the holder converted $1,200,000 of principle and $144,000 of interest into 240,722,223 shares of common stock and the amortization of debt discount amounted to $386,668, reducing the debt and debt discount balances to $0.

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

To date the Company has received a total of $639,500 in cash and has issued 10,000,000 shares of common stock to the holder upon conversions of $33,750. The remaining $604,600 of cash to be received from the holder plus accrued and unpaid interest is convertible into shares of common stock at the option of the holder. Upon receipt, in full, of cash by the Company equaling the purchase price of the convertible note plus interest or any portion thereof payable through maturity, the holder may convert such portion of the total amount of interest funded that would accrue to maturity into additional shares of common stock . Based upon the price of the Company’s common stock on June 30, 2011 of $.0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 222,142,857 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated.

The Company and the holder are presently negotiating potential amendments to this agreement, and funding and conversions have not occurred since April, 2011. For accounting purposes the note receivable has been fully reserved, and the liability is recorded, when netted against the debt discount and cumulative conversions, at the amount funded. Based upon the price of the Company’s common stock on June 30, 2011, the net liability of this note is convertible into approximately 115,380,952 shares of common stock. At the commitment date, the derivative value of the embedded conversion feature of such security was $536,000 and the debt discount was valued at $636,000. As of June 30, 2011, this value was calculated to be $472,773. During the year ended June 30, 2011 the holder converted $33,750 of principal into 10,000,000 shares of common stock and amortization of debt discount amounted to $412,332, reducing the debt discount balance to $100,000.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

8. STOCKHOLDERS' EQUITY- (continued)

Arrangement #9 (JMJ Financial, Inc.)

On December 15, 2009 the Company entered into a new financing agreement with JMJ Financial that consists of the following: 1) a convertible note issued by the Company in the amount of $1,500,000 plus a one-time interest factor of 12% ($180,000) and a maturity date of December15, 2012 and (2) a secured promissory note in the amount of $1,400,000 plus a one-time interest rate factor of 13.2% ($180,000 ) and a maturity date of December 15, 2012 due from the holder of the convertible note. To date the Company has received a total of $300,000 cash and has issued no shares of common stock to the holder upon conversions. The remaining $1,280,000 of cash to be received from the holder plus accrued and unpaid interest is convertible into shares of common stock at the option of the holder. Upon receipt, in full, of cash by the Company equaling the purchase price of the convertible note plus interest or any portion thereof payable through maturity, the holder may convert such portion of the total amount of interest funded that would accrue to maturity into additional shares of common stock. The number of shares into which this convertible note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. Based upon the price of the Company’s common stock on June 30, 2011 of $.0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 285,714,286 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated.

The Company and the holder are presently negotiating potential amendments to this agreement, and funding and conversions have not occurred since April, 2011. For accounting purposes the note receivable has been fully reserved, and the liability is recorded, when netted against the debt discount and cumulative conversions, at the amount funded. Based upon the price of the Company’s common stock on June 30, 2011, the net liability of this note is convertible into approximately 38,095,238 shares of common stock. .At the commitment date, the derivative value of the embedded conversion feature of such security was $542,714 and the debt discount was valued at $642,714. As of June 30, 2011, this value was calculated to be $607,994. During the year ended June 30, 2011, amortization of debt discount amounted to $418,552, reducing the balance to $100,000.

Arrangement #10 (JMJ Financial, Inc.)

On April 5, 2010, the Company entered into a new financing agreement with JMJ Financial that consists of the following: 1) a convertible note issued by the Company in the principal amount of $1,200,000 plus a one-time interest factor of 12% ($144,000) and a maturity date of December 15, 2012, and (2) a secured promissory note from the holder of the convertible note in the amount of $1,100,000 plus a one-time interest rate factor of 13.2% ($144,000 each) and a maturity date of December 15, 2012. To date the Company has received a total of $100,000 cash and has issued no shares of common stock to the holder upon conversions. The remaining $1,144,000 of cash to be received from the holder plus accrued and unpaid interest is convertible into shares of common stock at the option of the holder. Upon receipt, in full, of cash by the Company equaling the purchase price of the convertible note plus interest or any portion thereof payable through maturity, the holder may convert such portion of the total amount of interest funded that would accrue to maturity into additional shares of common stock .The number of shares into which this convertible note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. Based upon the price of the Company’s common stock on June 30, 2011 of $.0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 228,571,429 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated.

The Company and the holder are presently negotiating potential amendments to this agreement, and funding and conversions have not occurred since April, 2011. For accounting purposes the note receivable has been fully reserved, and the liability is recorded, when netted against the debt discount and cumulative conversions, at the amount funded. Based upon the price of the Company’s common stock on June 30, 2011, the net liability of this note is convertible into approximately 19,047,619 shares of common stock. At the commitment date, the derivative value of the embedded conversion feature of such security was $421,891 and the debt discount was valued at $521,891. As of June 30, 2011, this value was calculated to be $486,795. During the year ended June 30, 2011, amortization of debt discount amounted to $378,761, reducing the balance to $ 100,000.

Arrangement #11 (J. Fife)

On March 5, 2010, the Company entered into an new financing agreement with J. Fife that consist of a convertible note issued by the Company in the principal amount of $550,000 bearing interest at 7.5% per annum in which the Company received $495,000 cash up front. The Convertible Note has a maturity date of one year from the date of issuance. In addition, the Company had committed to issue in the future 2 additional promissory notes each in the principal amount of $275,000 each with an interest rate of 7.5% each upon the receipt of $250,000 of cash funding in exchange for such notes. The issuance of each of such notes was expected to take place upon the full conversion of the holder of its previous note into common stock of the Company. As of June 30, 2011, the 2 additional promissory notes are expected to be cancelled as part of a new extension and forbearance agreement the Company is presently re-negotiating with the holder. Conversion of each of the Convertible Notes into common stock of the Company is at the option of the holder at a price equal to the dollar amount of the note being converted divided by 75% of the three lowest volume weighted average prices during the 20 day trading period immediately preceding the date of conversion. At the time of the transaction (March 5, 2010) the derivative value of this security was calculated to be $193,767 and the debt discount was valued at $243,767. As of June 30, 2010 and 2011 this liability was estimated to be $396,291 and $78,059, respectively, creating a non-cash credit to earnings of $318,232 in fiscal 2011. During the year ended June 30, 2011 the holder converted $398,245 of principal into 65,280,866 shares of common stock and amortization of debt discount amounted to $ 227,621, reducing the balance of the debt discount to $ 0.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

8. STOCKHOLDERS' EQUITY- (continued)

On October 22, 2010, the Company entered into a Forbearance Agreement with this convertible note holder in which the lender agreed not to convert any additional amounts under the convertible notes until January 15, 2011 in exchange for increasing the original principal amount of those notes by 10% from $550,000 to $605,000 resulting in a charge of $55,000 for debt extension fees corresponding with the addition to the note principal. At the time of the October 22, 2010 transaction, the embedded conversion feature of this security for this incremental liability and loan discount was calculated to be $20,005.  On June 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for June 30, 2011, this estimated liability decreased to $15,556; a decrease for the period from October 22, 2010 through June 30, 2011 of $4,449, creating a non-cash credit to earnings for the period ended June 30, 2011 of that amount. During the same period ended June 30, 2011, amortization of debt discount amounted to $20,005 reducing the balance to $0. Also, as of June 30, 2011, $30,000 of additional interest was accrued and $28,000 intervention fees were added to principle on the original note, consistent with the terms of a new extension and forbearance agreement the Company is presently renegotiating with the holder. This note which was originally scheduled to mature March 4, 2011 is expected to be extended to June 30, 2012. These increases in the convertible note will also be convertible into common stock of the Company at the option of the holder at a price equal to the dollar amount of the note being converted divided by 75% of the three lowest volume weighted average prices during the 20 day trading period immediately preceding the date of conversion. Based upon the price of the Company's common stock on June 30, 2011 of $.0073 per share, the holder could convert the remaining principal amount plus interest of this convertible note into approximately 55,845,329 shares of common stock

The following table summarizes notes receivable under convertible debt and debenture agreements as of June 30, 2010 and June 30, 2011:

	June 30, 2010	June 30, 2011

	Amount	Amount
Arrangement #5- LaJolla Cove Investors, Inc.	$1,800,000	$-
less: reserve for utilization -LaJolla Cove Investors, Inc	$(600,000)	$-
Arrangement #7 - JMJ Financial, Inc	$950,000	$-
Arrangement #8 - JMJ Financial, Inc	$914,000	$-
Arrangement #9 - JMJ Financial, Inc	$1,100,000	$-
Arrangement #10 - JMJ Financial, Inc	$1,000,000	$-
total notes receivable	$5,164,000	$-
less: current portion, expected to be drawn within a year	$(2,700,000)	$-
Notes Receivable-long term portion	$2,464,000	$-

The following table summarizes notes payable under convertible debt and debenture agreements as of June 30, 2010 and June 30, 2011 :

	June 30, 2010		June 30, 2011

	Amount		Amount
Arrangement #5- LaJolla Cove Investors, Inc.	$1,810,000	(**1)	10,000
less: reserve for utilization -LaJolla Cove Investors, Inc	$(600,000)		$-
Arrangement #6 - JMJ Financial, Inc	$346,500		$-
Arrangement #7 - JMJ Financial, Inc	$1,200,000		$-
Arrangement #8 - JMJ Financial, Inc	$1,200,000		$705,750
Arrangement #9 - JMJ Financial, Inc	$1,500,000		$400,000
Arrangement #10 - JMJ Financial, Inc	$1,200,000		$200,000
Arrangement #11 - J. Fife	$550,000	(**2)	234,755
total notes payable	$7,206,500		$1,550,505
less: unamortized debt discount	$(2,628,790)		$(300,000)
Convertible Notes payable-long term portion	$4,577,710		$1,250,505

(**1)INCLUDES BALANCE DUE TO ASSIGNEE SUBSEQUENT TO SETTLEMENT OF MARCH 17, 2011
(**2)INCLUDES INCREMENTAL LIABILITY SUBSEQUENT TO AMENDMENT DATED OCTOBER 22, 2010

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

8. STOCKHOLDERS' EQUITY- (continued)

During the fiscal year ending June 30, 2011, the following transactions impacted stockholders equity

Private Placements

During the fiscal year ended June 30, 2011, the Company received $ 265,500 of net proceeds from the issuance of 67,500,000 shares of common stock in private placements with accredited investors, that included $50,000 of stock subscriptions that were collected on July 6, 2011. The aggregate cost of such placements was $ 29,500.

Stock Based Compensation

The Company did not issue any awards of common stock or options to Officers, Directors or Employees during the fiscal year ended June 30, 2011.

Conversion of debt securities

During the fiscal year ended June 30, 2011, $ 2,346,896 of debt was converted into 382,175,312 shares of common stock to holders of Convertible Notes.

Reparations

The Company did not issue any shares to investors for reparations.

During the fiscal year ending June 30, 2010, the following transactions impacted stockholders equity

Private Placements

During the fiscal year ended June 30, 2010, the Company received $225,000 of net proceeds from the issuance of 30,666,667 shares of common stock in private placements with accredited investors. The aggregate cost of such placements was $25,000.

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

Reparations

On November 19, 2009, an investor received 1,700,000 shares of common stock valued at $35,530 for reparation of a prior investment of $50,000 for the issuance of 5,000,000 shares of common stock.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

8. STOCKHOLDERS' EQUITY- (continued)

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

No such transactions occurred in the quarters ending December 31, 2008 and March 31, 2009.

During the quarter ended June 30, 2009, the Company granted 3 officers of the Company the right to convert an aggregate of $1,465,992 of loans and accrued and unpaid compensation and accrued interest into common stock of the Company at a price of $.0075 per share.

Conversion of debt securities

During the fiscal year ended June 30, 2009, $3,303,333 of debt was converted into 278,346,019 shares of common stock. Included in this amount is $112,500 of notes payable to a related party which were sold to an investor for $112,500 cash and subsequently converted into 15,000,000 shares of the Company's common stock valued at $.0075 per share. Additionally $57,375 of prior notes plus accrued interest outstanding was settled by the issuance of 5,775,000 shares of common stock. All other debt converted involved long term convertible debentures.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

8. STOCKHOLDERS' EQUITY- (continued)

Reparations

During the year ended June 30, 2009, the Company issued certain shares to effect re-pricing of prior private placements and to induce new investments as summarized of the following table:

		REPARATION		PRIOR		NEW	NEW	TOTAL
DATE		SHARES	VALUE	INVESTMENT		INVESTMENT	INVESTMENT
							SHARES
9/30/2008	INVESTOR 1	3,862,000	$216,689	$1,000,000		$200,000	4,000,000	216,689
3/25/2009	INVESTOR 2	7,660,000	$99,483	$520,000		$150,000	15,000,000	99,483
	INVESTOR						-
4/15/2009
	3**	1,000,000	$12,000	$1,126,723		-	-	12,000
	INVESTOR
5/15/2009
	3**	1,000,000	$20,000	$-		$-	-	20,000
	INVESTOR
6/15/2009						-
	3**	1,000,000	$20,000	$-	$		-	20,000
6/29/2009	INVESTOR 4	5,000,000	$64,000	$250,000		$50,000	5,000,000	64,000
TOTALS		19,522,000	$432,172	$2,896,723		$400,000	24,000,000	431,172
**INVESTOR	3,000,000	52,000	REPARATION of INVESTOR 3 was for conversion of debt

BENEFICIAL CONVERSION FEATURE

In April 2009, the Board of Directors authorized the right for the officers to convert into shares of the Company's common stock officers' loans discussed in Note 9, plus accrued interest thereon, at any time for the next five years providing such shares are issued, outstanding and available, at a conversion price of $.0075. The officers' notes plus accrued interest are convertible into approximately 116,763,169 shares of the Company's common stock based upon the conversion terms at June 30, 2011 (see note 13).

Other Equity

During the years ended June 30, 2008 and 2009, the Company reevaluated warrants contracts to purchase 13,104,168 shares at fixed prices ranging from $.05 to $.15 per share originally issued during fiscal year ended June 30, 2008 pursuant to FASB Standards Codification Topic 815 (previously known as EITF 00-19). Such reevaluation was to review if the Company should record an additional derivative liability which would be recordable if the other convertible instruments the Company has outstanding, primarily the convertible debentures discussed above, would limit or prevent the Company from honoring the conversion of these fixed price warrants during their contract term. The evaluation was performed on a contract by contract basis on equity instruments subject to FASB Standards Codification Topic 815 (previously known as EITF 00-19), namely warrants discussed above and the convertible debenture agreements. The Company utilized a sequencing method prescribed by FASB Standards Codification Topic 815 (previously known as EITF 00-19), applying shares available to contracts with the earliest inception date first.

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

The liability was recorded at the fair market value, such estimated value, as restated, was based upon the contractual life of the free standing warrants, using the Black Sholes pricing model, based on the following weighted average assumptions: annual expected return of 0%, an average life of 5 years, annual volatility of 81% and a risk-free interest rate 2.25% . At the issuance date of the free standing warrants, which warrants were issued during the fourth quarter of fiscal June 30, 2008, the estimated value approximated $1,006,200 and, as recalculated on the quarterly measurement dates, at June 30, 2008 the estimated value approximated $433,300. During the fiscal year ended 2009, the estimated value was determined to no longer be material. The net change in the contingent liability was credited to the change in derivative value in the Consolidated Statement of Operations for each of the fiscal years ended June 30, 2008 and 2009 for $572,900 and $433,300, respectively, in accordance FASB Standards Codification Topic 815 (previously known as EITF 00-19).

Subsequent to September 30, 2009, the Company has not entered into, and presently the Company does not have, any have contracts for warrants or other equity instruments subject to reclassification to liabilities as prescribed by FASB Standards Codification Topic 815 (previously known EITF 00-19).

mPHASE TECHNOLOGIES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

8. STOCKHOLDERS' EQUITY- (continued)

STOCK INCENTIVE PLANS

A summary of the stock option activity for the years ended June 30, 2010 and 2011 pursuant to the terms of both plans, which include incentive stock options and non-qualified stock options, is set forth on the below:

	Number of	Weighed
	Options	Average
		Exercise
		Price
Outstanding at June 30, 2009	145,293,000	$0.11
Granted	0
Exercised	0
Cancelled/Expired	(7,775,000)	(0.25)
Outstanding at June 30, 2010	137,518,000	$.087
Granted	0
Exercised	0
Cancelled/Expired	(23,798)	(.21)
Outstanding at June 30, 2011	113,720,000	$$.063

The fair value of options granted in fiscal year ended June 30, 2009 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, an average life of 5 years, annual volatility of 80.3% and a risk-free interest rate of 3.0% in the year 2009.

The following summarizes information about stock options outstanding at June 30, 2011:

RANGE OF EXERCISE PRICE	NUMBER	WEIGHTED	WEIGHTED	NUMBER	WEIGHTED
	OUTSTANDING	AVERAGE	AVERAGE	EXERCISABLE	AVERAGE
		REMAINING	EXERCISE		EXERCISE
		CONTRACTUAL	PRICE		PRICE
		LIFE
$.00-$.05	103,475,000	2.2	$.05	103,475,000	$.050
$.05-$.21	10,245,000.7		$.195	10,245,000	$.195
Totals				113,720,000	$.063

During the fiscal year ended June 30, 2011, the Company issued no warrants and warrants for 83,711,665 shares of common stock expired. During the fiscal year ended June 30, 2010, the Company issued no warrants, and warrants covering 40,953,943 shares of common stock expired. As of June 30, 2011 and 2010, warrants covering 21,480,837 and 105,192,502 shares respectively remained outstanding with a weighted average exercise price of $ 0.063 and $0.21, respectively.

The following summarizes information about warrants outstanding at June 30, 2011:

	NUMBER	WEIGHTED	WEIGHTED	NUMBER	WEIGHTED
RANGE OF EXERCISE PRICE	OUTSTANDING	AVERAGE	AVERAGE	EXERCISABLE	AVERAGE
		REMAINING	EXERCISE		EXERCISE
		CONTRACTUAL	PRICE		PRICE
		LIFE
$.00-$.15	13,104,168	1.8	$.1350	13,104,168	$.1350
$16-$.21	8,376.669	.5	$.1816	8,376,669	$.1816
Total				21,480,837	$.1532

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

Mr. Abraham Biderman was employed until September 30, 2003, by our former investment-banking firm, Lipper & Company.

During the fiscal year ended June 30, 2007, Mr. Biderman's current firm, Eagle Advisers, Inc., as a finder of money generated finders’ fees of $520,000, as well as additional administrative and occupancy charges of $43,400.

In 2008, Mr Biderman was paid $188,472 in finders’ fees. During fiscal years ended June 30, 2009 and June 30, 2010 Mr. Biderman charged finders’ fees of $80,000 and $25,000 respectively.

During the year ended June 30, 2011, Mr. Biderman charged finders’ fees of $24,500.

During fiscal year ended June 30, 2009, Messrs. Durando, Dotoli and Smiley provided no net bridge loans to the Company.

As of June 30, 2010, bridge loans outstanding, including accrued interest thereon, from Mr. Smiley equaled $183,187. As of June 30, 2011, outstanding bridge loans from Mr. Smiley, including accrued interest thereon, amounted to $191,755. All of the promissory notes are payable on demand.

As of June 30, 2010, Mr. Durando and Mr. Dotoli were owed unpaid compensation plus accrued interest thereon at 12% per annum equal to $419,436 and $268,194 respectively.

As of June 30, 2011, unpaid compensation owing to Mr. Durando and Mr. Dotoli, plus accrued interest thereon at 12% per annum, equaled $415,164 and $268,204 respectively.

In April 2009, the Board of Directors authorized the right for the officers to convert such loans plus accrued interest thereon at any time for the next five years into common shares provided such shares are issued, outstanding and available, at a conversion price of $.0075, which price is comparable to that of private placements during the period.

The Company recorded beneficial conversion interest expense of $914,060, $82, 609 and $0 during the years ended June 30, 2009, June 30, 2010 and June 30, 2011, respectively, on the conversion feature based upon principal at the commitment date and accrued interest through June 30 of 2009, 2010 and 2011, respectively.

On October 7, 2009, the Company paid Messrs. Durando, Dotoli and Smiley $45,000, $45,000 and $25,000 respectively in reduction of amounts owed to them by the Company for unpaid compensation and bridge loans.

The officers' notes plus accrued interest are convertible into approximately 116,763,169 shares of the Company's common stock based upon the conversion terms at June 30, 2011.

mPHASE TECHNOLOGIES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

9. RELATED PARTY TRANSACTIONS - (continued)

MICROPHASE

The Company leases office space from Microphase at both its Norwalk and Little Falls location. Current rental expense is $3,000 and $2,271 per month at Norwalk and Little Falls respectively. In addition, Microphase provides certain research and development services and shares administrative personnel from time to time.

During the year ended June 30, 2011, Microphase Corporation charged the Company $36,000 for rent and $9,356 for administrative expenses.

Additionally, in July 2009 Microphase Corporation converted $200,000 of accounts payable into 26,666,667 shares of the Company's common stock at $.0075 per share. Such price was determined based upon the price of private placements of equity by the Company during such period.

The Company recorded beneficial conversion interest expense of $586.667 relating to this conversion during the year ended June 30, 2011.

JANIFAST

During the year ended June 30, 2000, mPhase advanced money to Janifast Limited, which is owned by U.S. Janifast Holdings, Ltd, a related party of which three directors of mPhase are significant shareholders, in connection with the manufacturing of POTS Splitter shelves and DSL component products.

During the years ended June 30, 2003, 2004 and 2005 and the period from inception (October 2, 1996) to June 30, 2005, there had been $174,959, $2,771,925, 1,536,494 and $15,001,105, respectively, of invoices for products and services that had been charged to inventory or expense and is included in “discontinued operations” in the accompanying statements of operations.

During the year ended June 30, 2007, Janifast agreed to convert $108,000 of debt into 830,000 shares of common stock and received 769,231 additional shares of stock as reparations.

In March of 2009, Janifast Ltd. ceased operations owing to its financial condition and the global downturn in the capital markets.

mPHASE TECHNOLOGIES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

9. RELATED PARTY TRANSACTIONS - (continued)

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

The warrant was valued pursuant to EITF 96-18, the ascribed value of the warrant minus the debt cancelled, resulting in a loss of $40,500.

Equity Conversions of Debt and Other Financial Instruments with Related Parties

During the fiscal years ended June 30, 2010 and June 30, 2011, there were limited equity conversions of debt or other financial instruments with related parties.

		2010		2011
Janifast:
Number of shares		None		None
Number of warrants		None		None
Amount converted to equity	$	None	$	None
Microphase Corporation:
Number of shares		26,666,667		None
Number of warrants		0		None
Amount converted to equity		$200,000	$	None
Total Related Party Conversions
Number of shares		26,666,667		None
Number of warrants		0		None
Amount converted to equity		$200,000	$	None

mPHASE TECHNOLOGIES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
9. RELATED PARTY TRANSACTIONS -
(continued)

Summary of compensation to related parties for the Twelve Months Ended June 30, 2011
	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$160,000	$144,000	$140,000			$444,000
Interest	$33,728	$18,610	$16,569			$68,907
Rent					$36,000	$36,000
G&A					$9,356	$9,356
R&D						$0
Finders Fees				$24,500		$24,500
Total compensation	$193,728	$162,610	$156,569	$24,500	$45,356	$582,763

Summary of compensation to related parties for the Twelve Months Ended June 30, 2010
	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$200,000	$180,000	$175,000			$555,000
Interest	$56,483	$39,375	$24,356			$120,214
Rent					$36,000	$36,000
G&A					$9,936	$9,936
R&D					$337,500	$337,500
Finders Fees				$25,000		$25,000
Total compensation	$256,483	$219,375	$199,356	$25,000	$383,436	$1,083,650

				Total Notes
Summary of payables to related parties as of June 30, 2011	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$263,479	$148,306	$111,030	$522,815			$522,815
Due to Officers / Affiliates					$150,000	$27,242	$177,242
Interest Payable	$151,685	$120,498	$80,725	$352,909			$352,909
Total Payable to Officers / Affiliates	$415,164	$268,804	$191,755	$875,724	$150,000	$27,242	$1,052,966

Summary of payables to related parties as of June 30, 2010
				Total Notes
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$301,479	$166,306	$119,030	$586,815			$586,815
Due to Officers / Affiliates	$0	$0	$0	$0		$19,214	$19,214
Interest Payable	$117,957	$101,888	$64,157	$284,002	$150,000		$434,002
Total Payable to Officers / Affiliates	$419,436	$268,194	$183,187	$870,817	$150,000	$19,214	$1,040,031

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 10 - INCOME TAXES

The accompanying consolidated balance sheet includes the following components of deferred taxes under the liability method:

The accompanying consolidated balance sheet includes the following components of deferred taxes under the liability method:

	2010	2011
Deferred Tax Liabilities
Property and equipment	-	-
Accrued expenses	-	-
Deferred Tax Assets
Net operating loss carryforward	$40,728,080	$44,185,925
Accrued expenses	-	-
	40,728,080	44,185,925
Net Deferred Tax Asset	40,728,080	44,185,925
Valuation allowance	(40,787,080	(44,185,925)
	$-	$-

At June 30, 2011, the Company has federal net operating loss carryforwards of approximately $ 111.6 million and $ 110.7 million to offset future federal and state income taxes, respectively, which expire at various times from 2016 through 2030. The federal net operating loss carryforwards may be subject to the separate return loss limitation rules and IRC section 382 limitations due to changes in ownership. The Company has assessed the evidence of its forecasted future operations against the potential likelihood of the realization of the deferred tax assets to make the determination that the Company will not utilize these carryforwards and has recorded a valuation allowance against the net deferred tax asset.

The Company has a loss of $ $7,365,745 in 2010 and $486,391 in 2011. Deferred income taxes relate principally to the use of net operating loss carryforwards; these can differ from computations based upon book losses for the use for tax purposes of accelerated depreciation methods and the difference in the book and tax basis of certain stock based compensation.

The provision for income taxes from continuing operations differs from taxes that would result from applying Federal statutory rates because of the following:

		Year ended June 30,
	2010
	Amount	Percent		Amount	Percent
Taxes at Federal Statutory Rate	$(2,504,470)	(34.0%	)	$(148,373)	(34.0)%
State Taxes Net of Federal Tax	(407,285)	(5.60%	)	(24,438)	(5.60)%
Benefit Utilization of NOL
Tax Credits
Valuation Allowance	2,911,715	39.6%		172,811	39.6%
Other-non deductible stock based compensation-
restricted shares and unexercised options
	$-	-		$-	-

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

11. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company has a lease obligation for the rental of office space in Little Falls New Jersey until May 1, 2011. The annual obligation under such lease requires rent of $2,271 per month ($27,252 annually) for the year beginning June 1, 2011 and ending May 1, 2012.

mPhase has entered into various agreements with Georgia Tech Research ("GTRC") and its affiliate, Georgia Tech Applied Research Corporation ("GTARC"), pursuant to which the Company receives technical assistance in developing the commercialization of its Digital Video and Data Delivery System. The amount incurred by the Company for GTRC technical assistance with respect to its research and development activities during the years ended 2009, 2010 and 2011 totaled $0, $0 and $0 respectively, and $13,539,952 from the period from inception through June 30, 2011, all of which is included in “discontinued operations”.

CONTINGENCIES

The Company has offered and sold convertible notes to JMJ Financial in the aggregate principal amount plus accrued interest of $10,270,400 through June 30, 2011. Such convertible notes provide cash funding to the Company of up to $9,500,600. Through June 30, 2011, approximately $6,472,000 of cash has been received by the Company, $5,936,150 of which has been converted by JMJ Financial into a substantial number of shares of common stock without registration under the Securities Act of 1933, as amended, or qualification under state securities laws. The Company believes that any sales of common stock by JMJ are in full compliance with Rule 144 of the Securities Act of 1933, as amended, and has obtained an opinion of outside counsel regarding such compliance.

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

The Securities Act of 1933, as amended, requires that any claim for rescission be brought within one year of the violation. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the date of the violation. At June 30, 2011, approximately 395 million shares of our outstanding common stock issued in respect of our convertible note transactions with JMJ Financial could be subject to rescission with a potential liability approximating $4.08 million, including a liability of approximately $448,000 for interest at 10% per annum.

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

mPHASE TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2011
12. FAIR VALUE MEASUREMENTS- (continued)

The table below presents a reconciliation for liabilities measured at fair value on a recurring basis at June 30, 2010 and 2011:
	Fair Value Measurements Using
	Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	June 30, 2010	June 30, 2011
Balance at July 1, 2009 and 2010	$2,380,816	$5,966,149
Increase (Decrease) in Derivative and associated liabilities	356,566	(2,144,064)
Debt discounts	3,228,767	(2,389,905)
Balance at June 30, 2010 and 2011	$5,966,149	$1,432,180

Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is input is unobservable. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.

13. SUBSEQUENT EVENTS

On July 1, 2011, the Company filed an amendment to its Amended Certificate of Incorporation with the Secretary of State of New Jersey increasing its authorized shares of common stock to 6 billion shares.

On July 28, 2011, the Company announced that it entered into a letter of intent (LOI) to acquire Energy Innovative Products, Inc. (EIP), a developer of proprietary technologies for reducing energy usage in refrigeration and cooling systems, as well as equipment utilizing AC induction motors. EIP, based in Fairfield, NJ, uses patented and patent pending solutions to offer a series of products that control voltage and current used by compressor systems, including those in refrigeration decks, HVAC wall units, commercial refrigeration systems, and consumer equipment. The company, founded in 2008, believes its technology is uniquely positioned to capitalize on each of these multi-billion dollar market opportunities by allowing legacy systems to achieve Energy Star status as well as compliance with emerging standards by the United States Department of Energy (DOE) and other regulatory bodies. In the United States alone, there are several million legacy refrigerated vending machines used by major beverage companies. The Company, subject to further due diligence, believes that EIP's solution is the only one certified for Energy Star status and able to deliver a significant reduction in power consumption by vending machines without reducing efficiency or cooling and without requiring a change-out in the unit's refrigeration deck. Governmental and power company rebates are available to support the purchase of EIP's products in several states. The terms of the deal include the issuance of common shares and warrants for an 81% stake in EIP. The transaction is expected to become a Definitive Agreement by the end of August 2011 and close by October 2011.

On August 12, 2011, the Company issued a $25,000 Convertible Note with a 6 month maturity convertible into 3,671,471 shares of common stock of the Company at a price of $.0068 per share plus a 5 year warrant to purchase at $.0068 per share an additional 3,671,471 shares of common stock of the Company pursuant to Rule 506 Regulation D of the Securities Act of 1933,as amended, in a Private Placement to one accredited investor. The Convertible Note pays interest at a rate of 1% per month. The Company is using $12,500 of the proceeds to fund a loan to EIP prior to the closing of an expected 81% interest in EIP and $12,500 as additional working capital for the Company.

On August 24, 2011 the Company issued 10,000,000 shares of its common stock to one Accredited Investor in a private placement pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, in a Private Placement. The Company received gross proceeds of $40,000 and paid a $4,000 placement fee to Eagle Advisers, Inc. The proceeds will be used as working capital by the Company.

On August 25, 2011, the Board of Directors awarded Messrs Ronald A. Durando, CEO, Gustave T. Dotoli, COO and Martin Smiley, EVP, 395,000,000, 295,000,000 and 295,000,000 restricted shares of common stock of the Company and awarded Messrs. Abraham Biderman and Victor Lawrence, as Directors 45,000,000 and 10 million restricted shares of common stock of the Company. In addition, previous 5 year option awards issued on September 18, 2008 to Messrs. Durando, Dotoli and Smiley were re-priced to $.0040 per share from $.05 per share covering 50,000,000 shares, 30,000,000 shares and 18,000,000 shares of common stock of the Company respectively.  Additionally, the Board amended the conversion feature of officers loans discussed in Note 9, originally with a conversion price of $.0075 in April 2009, to a conversion price of $.0040.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: September 12, 2011

By: /s/ RONALD A. DURANDO
Ronald A. Durando
 President, CEO

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Ronald A. Durando, Chief Executive Officer, Director	September 12, 2011
Gustave T. Dotoli, Chief Operating Officer, Director	September 12, 2011
Martin S. Smiley, Executive Vice President, Chief Financial Officer and General Counsel	September 12, 2011
Anthony Guerino, Director	September 12, 2011
Abraham Biderman, Director	September 12, 2011
Victor Lawrence, Director	September 12, 2011