Form 10-K/A
period 2011-06-30
MPHASE TECHNOLOGIES INC
filed 2011-09-27
CIK 825322

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

Documents Incorporated by Reference

None.

Explanatory Note

This Amendment to Form 10-K for mPhase Technologies, Inc. for the period ended June 30, 2011, is being filed for the following purposes:

(1)  To reclassify certain liabilities in the Balance Sheet for 6-30-11 (pg. 73); the effect of which decreased current liabilities $232,395 and increased long term liabilities by the same amount. This changed the working capital deficit to ($2,705,493) from previous amount reported on pgs.19, 46, 47, & 87. This also resulted in n edit to footnote 12 detailing changes is derivative liabilities on page 108.

(2)  To reclassify certain settlement gains included in other income totaling $244,496 from continuing operations to discontinued operations on pg. 74. This also resulted in edits to the discussion of current years operations on pgs. 38, 39, & 43 as well as elements of changes in cash flows on page 85.

(3)  These edits had no effect on Net Loss reported for the year ended June 30, 2011, The Statement of Changes in Stockholders’ Equity or Total Stockholders’ Deficit at June 30, 2011.

This Form 10K/A has not been updated for any events or subsequent information other than the matters set forth herein.

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

The market price of our common stock closed at $7.88 on July 26, 2000 and at $.0069 on August 22, 2011. During such period the number of shares outstanding of the Company increased from approximately 30 million shares to approximately 1.63 billion shares. This increase was the result of periodic private placements and other financing arrangements involving convertible debt issued by the Company in order to finance company operations. Stocks in micro cap companies having stock values below $1.00 per share have been very volatile during such period. Our common stock is a highly speculative investment and is suitable only for such investors with financial resources that enable them to sustain the loss of their entire investment in such stock. Because the price of our common stock is less than $5.00 per share and is not traded on the NASDAQ National or NASDAQSmall Cap exchanges, it is considered to be a "penny stock," limiting the type of customers that broker/dealers can sell to. Such customers consist only of "established customers" and "Accredited Investors" (within the meaning of Rule 501 of Regulation D of the Securities Act of 1933, as amended),generally individuals and entities of substantial net worth, thereby limiting the liquidity of our common stock.

We may not be able to raise sufficient capital to market our SmartNanoBattery and Emergency Flashlight applications of our technology on any meaningful scale.

We may not be able to obtain the amount of additional capital needed until the Company has established significant and predictable sales and revenues from our technology. We have been successful in the past as a micro-cap development stage company in raising capital; however, recent trends in the capital markets are likely to pose significant challenges for the Company. Factors affecting the availability of capital include:

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

We have had net losses of approximately $194.6 million since our inception in 1996 including approximately $.49 million and $7.3 million for the fiscal years ended June 30, 2011 and June 30, 2010, respectively and cannot be certain when or if we will ever be profitable. We expect to continue to have net losses for the foreseeable future and have a need to raise not less than $5 million in additional cash in the next 12 months through further equity private placements and existing convertible debt arrangements to continue operations. As of June 30, 2011, we have working capital of approximately $(2,705,493) and a stockholders’ deficit of $(5,591,774). Cumulative negative cash flow from operations since inception has amounted to approximately $(87,512,744).

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

As of June 30, 2011, outstanding convertible debt plus accrued interest is equal to $1,339,505, all of which has the right to convert into additional shares of our common stock at discounts of up to 25% of mPhase's then current stock price computed on a formula basis that may adversely affect the future price of our common stock. As of June 30, 2011, we have warrants and options convertible into 21,480,837 and 113,720,000 shares of our common stock at $.05 per share or more that, upon exercise, may result in significant future dilution to many of our current shareholders and may adversely affect the future price of our common stock. In addition, certain common stock grants to officers and directors after June 30, 2011 (see “Subsequent Events”) have caused significant additional dilution. We may be forced to raise additional cash for operations by selling additional shares of our common stock to shareholders at depressed prices resulting in further dilution to our shareholders.

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

We believe that our intellectual property with respect to our SmartNanoBattery and our proprietary rights with respect to the Company's permeable membrane design consisting of both micro and nano scale silicon features that are coated with a monolayer chemistry used to repel liquids is critical to our future success. The Company’s current battery related patent portfolio consists of seven issued patents, of which one is jointly owned with Rutgers University, two are jointly owned with Lucent Technologies and four are licensed from Lucent Technologies. We also have four patent applications related to the Smart Surfaces technology that have been filed with the United States Patent Office and other foreign patent offices that are in various stages of examiner review, as well as four additional patent applications related to other Smart Surfaces technologies under review. Our pending patent applications may never be granted for various reasons, including the existence of conflicting patents or defects in our applications. Even if additional U.S. patents are ultimately granted, there are significant risks regarding enforcement of patents in international markets. There are many patents being filed as the science of nanotechnology develops and the Company has limited financial resources compared to large, well established companies to bring patent litigation based upon claims of patent infringement.

RISKS RELATED TO OUR TARGETED MARKETS

The sale of new high technology products often has a long lead-time and a multiplicity of risks.

Commercialization of new technology products often has a very long lead time since it is not possible to predict when major companies will license such technology for sale to their customers. The science of nanotechnology and microfluidics used to develop our SmartNanoBattery is in its very early stages and acceptance and demand for such products can often be a long evolutionary process.

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

SUMMARY OPERATING DATA
Year Ended June 30,
(in thousands except per share data)

						from inception
		Fiscal Years Ended June 30,				October 2,
						1996 to
	2007	2008	2009	2010	2011	June 30, 2011
Total revenues	$44	$108	$187	$354	$49	$744
Cost of sales	0	0	0	66	50	116
Research and development	2,505	988	1,256	2,203	626	12,258
General and administrative	3,402	4,021	9,554	1,845	1,823	27,230
Depreciation and amortization	94	145	34	25	15	578
Operating loss	(5,957)	(5,046)	(10,637)	(3,785)	1,875	$(39,438)
Other income (expense), net	(1,726)	2,379)	(3,118)	(118)	2,120	$(8,035)
Interest income (expense)	(18)	(215)	(1,321)	(3,463)	(141)	$(2,628)
Discontinued Operations	(9,151)	(501)		-	245	(144,544)
Net Loss	$(16,852)	$(3,383)	$(15,096)	$(7,366)	$(486)	$(194,644)
Basic and diluted net loss per share - continuing	$(0.02)	$(0.01)	$(0.03)	$(.01)	$(.00)
Basic and diluted net loss per share- discontinued	$(0.02)	$(0.00)	$(0.00)	$0.00	$(.00)
Shares used in basic and diluted net loss per share	310,395,562	405,032,339	592,455,950	1,041,685,519	1,402,130,735

BALANCE SHEET DATA
in $000's

	2007	2008	2009	2010	2011
Cash and cash equivalents	$23	$16	$100	$228	$2
Working capital (deficit)	$(3,088)	$(3,853)	$(3,991)	$201	$(2,705)
Total assets	$1,808	$2,351	$3,489	$5,844	$235
Long-term obligations, net of current portion	$0	$1,595	$4,433	$28	$16
Total stockholders' (deficit)	$(2,754)	$(3,238)	$(5,234)	$(7,884)	$(5,592)

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

LIQUIDITY AND CAPITAL RESOURCES

Through June 30, 2011, the Company had incurred development stage losses totaling approximately $194,643,955 and had cash and cash equivalents of $1,744. At June 30, 2011, mPhase had working capital of ($2,705,943) as compared to working capital of $24,707 as of June 30, 2010.

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

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

As noted above, through June 30, 2011, the Company incurred development stage losses totaling approximately $194,643,955 and at June 30, 2011 had working capital of ($2,705,493). Funding in our traditional capital markets was difficult during FYE 2011. Management of the Company desired to avoid unnecessary dilution by issuing large amounts of equity at depressed prices to raise larger sums of cash. The Company was able to enter into convertible debt arrangements with independent investors to provide liquidity and capital resources during the year.

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

Schuhalter, Coughlin & Suozzo, PC
Raritan, New Jersey

January 28, 1999

mPHASETECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	June 30,
	2010	2011

ASSETS
CURRENT ASSETS
Cash	$228,437	$1,744
Stock subscription receivable	-	50,000
Accounts receivable	122,478	-
Inventory	98,807	102,532
Prepaid and other current assets	208,707	35,242
Current Portion, Notes receivable	2,700,000	-
TOTAL CURRENT ASSETS	$3,358,429	$189,518

Property and equipment, net	62,311	45,114
Notes receivable, net of contra reserve for utilization of corresponding Convertible Debenture agreement with La Jolla of $600,000 at June 30, 2010	2,464,000	-
TOTAL ASSETS	$5,884,740	$234,632

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$539,444	$735,145
Accrued expenses	390,203	162,038
Due to related parties	169,214	177,242
Notes payable, related parties	870,817	875,724
Short term notes	65,000	65,000
Accounts Payable and Accrued Expenses-Discontinued Activities	1,112,872	868,376
Current Portion, Long term debt	10,352	11,486
TOTAL CURRENT LIABILITIES	$3,157,902	$2,895,011

Long term portion Equipment loan	27,703	16,315

OTHER OBLIGATIONS CONVERTIBLE TO EQUITY- (Note 8 )
Convertible debt derivative liability	5,966,149	1,664,575
Convertible debentures, net of discount of $2,628,739 and $300,000 on June 30, 2010 and June 30, 2011, respectively	4,577,710	1,250,505

COMMITMENTS AND CONTINGENCIES -(Note 11)

STOCKHOLDERS' DEFICIT
Common stock, par value $.01, 2,000,000,000 and 6,000,000,000 shares authorized, 1,163,751,952 and 1,628,502,264 shares issued and outstanding at June 30, 2010 and June 30, 2011, respectively	11,637,519	16,285,022
Additional paid in capital	174,683,294	172,775,132
Deficit accumulated during development stage	(194,157,564)	(194,643,955)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	($7,844,724)	($5,591,774)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,884,740	$234,632

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations

			Date of
	For the FYE June 30,		Inception to
			June 30,
	2010	2011	2011

REVENUES	$354,157	$49,210	$743,639
COSTS AND EXPENSES
Cost of Sales	65,704	50,260	115,964

Research and Development (including non-cash stock related charges of $0, $0 and $205,733 for FYE 2010 & 2011 and inception to date respectively)	2,203,383	625,417	12,257,562

General and Administrative (including non-cash stock related charges of $34,313, $62,945 and $12,754,354 for FYE 2010 & 2011 and inception to date respectively)	1,844,776	1,823,178	27,230,052
Depreciation and Amortization	25,704	15,491	578,330
TOTAL COSTS AND EXPENSES	4,139,567	2,514,346	40,181,908
OPERATING LOSS	$(3,785,410)	$(2,465,136)	$(39,438,269)
OTHER INCOME (EXPENSE)
Interest (Expense)	(786,805)	(141,335)	(2,627,585)
Net Reparation, Impairment and Other Income (Expense)	168,409	8,915	(6,584,112)
Net Charges related to Convertible Debt	(2,961,939)	1,866,669	(1,450,176)
TOTAL OTHER INCOME (EXPENSE)	(3,580,335)	1,734,249	$(10,661,873)
Loss From Continuing Operations, before Income Taxes	$(7,365,745)	$(730,887)	$(50,100,142)
Income (Loss) From Discontinued Operations,
Net of Income Taxes of $0 in 2010 and 2011, offset by benefit from tax loss carryforwards of $0 in 2010 and 2011 (including non-cash stock related charges of $0, $0 and $ 57,515,718 for FYE 2010 & 2011 and inception to date respectively)	-	244,496	(144,543,813)
Income Taxes	-	-	-
Net Loss	$(7,365,745)	$(486,391)	$(194,643,955)
Net loss per share from:
Continuing Operations	$(0.01)	$(0.00)
Discontinued Operations	$-	$-
Weighted Average Number of Shares Outstanding;
Basic and Diluted	1,041,685,519	1,402,130,735

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

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			2-Oct-96
	Fiscal Year Ended		(Date of Inception)
	June 30,	June 30,	To June 30,
	2010	2011	2011
Cash Flow From Operating Activities:
Net Income (Loss) From Continuing Operations	($7,365,745)	($730,887)	($50,100,142)
Net Income (Loss) From Disontinued Operations	$0	$244,496	($144,543,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,356	23,130	7,460,786
(Gain) loss on debt extinguishments	(147,238)	(257,911)	(1,342,519)
Non-cash charges relating to issuance of common stock, common stock options and warrants	34,313	126,945	70,378,689
Reparation charges	35,530	-	8,264,264
Derivative Value and Debt Discount charges	2,961,939	(1,883,669)	2,083,327
Write off of Granita Inventory/ Sovereign Investment		-	615,910
Other non cash charges including amortization of deferred compensation and beneficial conversion interest expense	669,276	-	2,712,901
Changes in assets and liabilities:
Accounts receivable	(76,413)	122,478	427,876
Inventories	(98,807)	(3,725)	(613,003)
Prepaid expenses and Other current assets	(55,071)	173,465	45,819
Other			906,535
Accounts payable, Accrued expenses, Deferred revenue	256,441	412,144	8,978,468
Due to/from related parties
Microphase / Janifast//Lintel	(17,114)	8,028	5,500,801
Officers and Other	-	-	1,711,357
Net cash used in operating activities	($3,765,533)	($1,765,506)	($87,512,744)
Cash Flow from Investing Activities:
Payments related to patents and licensing rights	-	-	(450,780)
Purchase of fixed assets	(15,000)	(5,933)	(3,308,493)
Investment in Sovereign	-	-	(110,000)
Net Cash (used) in investing activities	($15,000)	($5,933)	(3,869,273)
Cash Flow from Financing Activities:
Proceeds from issuance of common stock, exercises of warrants, net of finders fees	225,000	215,500	83,139,379
Payment of short term notes & equipment loans	(6,993)	(10,254)	(1,298,799)
Advances from Microphase	-	-	347,840
Issuance of Convertible Debentures	500,000	-	766,500
Net Proceeds (Repayment) from notes payable related parties	(595,175)	(64,000)	(424,659)
Proceeds from the collection of Notes Receivable under securities purchase agreements	3,786,000	1,403,500	8,339,500
Sale of minority interest in Granita subsidiary	-	-	514,000
Net cash provided by financing activities	3,908,832	1,544,746	91,383,761

Net increase (decrease) in cash	$128,299	($226,693)	$1,744
CASH AND CASH EQUIVALENTS, beginning of period	$100,138	$228,437	$0
CASH AND CASH EQUIVALENTS, end of period	$228,437	$1,744	1,744

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

2. LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

Through June 30, 2011, the Company incurred development stage losses totaling approximately $194,643,955 and at June 30, 2011 had working capital of $(2,705,493). Funding in our traditional capital markets was difficult during FYE 2010 and 2011.

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
12. FAIR VALUE MEASUREMENTS- (continued)

The table below presents a reconciliation for liabilities measured at fair value on a recurring basis at June 30, 2010 and 2011:
	Fair Value Measurements Using
	Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	June 30, 2010	June 30, 2011
Balance at July 1, 2009 and 2010	$2,380,816	$5,966,149
Increase (Decrease) in Derivative and associated liabilities	356,566	(1,911,669)
Debt discounts	3,228,767	(2,389,905)
Balance at June 30, 2010 and 2011	$5,966,149	$1,664,575

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

On August 25, 2011, the Board of Directors awarded Messrs Ronald A. Durando, CEO, Gustave T. Dotoli, COO and Martin Smiley, EVP, 395,000,000, 295,000,000 and 295,000,000 restricted shares of common stock of the Company and awarded Messrs. Abraham Biderman and Victor Lawrence, as Directors 45,000,000 and 10,000,000 restricted shares of common stock of the Company. In addition, previous 5 year option awards issued on September 18, 2008 to Messrs. Durando, Dotoli and Smiley were re-priced to $.0040 per share from $.05 per share covering 50,000,000 shares, 30,000,000 shares and 18,000,000 shares of common stock of the Company respectively.  Additionally, the Board amended the conversion feature of officers loans discussed in Note 9, originally with a conversion price of $.0075 in April 2009, to a conversion price of $.0040.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: September 27, 2011

By: /s/ RONALD A. DURANDO
Ronald A. Durando
 President, CEO

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Ronald A. Durando, Chief Executive Officer, Director	September 27, 2011
Gustave T. Dotoli, Chief Operating Officer, Director	September 27, 2011
Martin S. Smiley, Executive Vice President, Chief Financial Officer and General Counsel	September 27, 2011
Anthony Guerino, Director	September 27, 2011
Abraham Biderman, Director	September 27, 2011
Victor Lawrence, Director	September 27, 2011