Form 10-Q
period 2011-09-30
MPHASE TECHNOLOGIES INC
filed 2011-11-14
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED September 30, 2011

COMMISSION FILE NO. 000-30202

FORM 10-Q

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

YES [ X ]          NO [   ]

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF NOVEMBER 4, 2011 IS 2,769,950,740 SHARES, ALL OF ONE CLASS OF $.01 PAR VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION	3

Item 1	Consolidated Balance Sheets June 30, 2011 (Audited) and September 30, 2011 (Unaudited)	3
	Unaudited Consolidated Statements of Operations-Three Months Ended September 30, 2010 and 2011 and from October 2, 1996 (Date of Inception) to September 30, 2011	4
	Unaudited Consolidated Statement of Changes in Stockholders' Equity (Deficit) Three Months Ended September 30, 2011	5
	Unaudited Consolidated Statement of Cash Flow-Three Months Ended September 30, 2010 and 2011 and from October 2, 1996 (Date of Inception) to September 30, 2011	6
	Notes to Consolidated Financial Statements	7
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4	Controls and Procedures	29
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	33
Item 4.	(Removed and Reserved)
Item 5.	Other Information	33
Item 6	Exhibits and Reports on Form 8-K	33
Signature Page		34

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	September 30,
	2011	2011
		(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,744	$87,297
Stock subscription receivable	50,000	-
Inventory	102,532	101,302
Prepaid and other current assets	35,242	37,215
TOTAL CURRENT ASSETS	$189,518	$225,814

Property and equipment, net	45,114	46,936
TOTAL ASSETS	$234,632	$272,750

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$735,145	$754,526
Accrued expenses	162,038	199,416
Due to related parties	177,242	181,433
Notes payable, related parties	875,724	924,846
Short term notes	65,000	65,000
Accounts Payable and Accrued Expenses-Discontinued Activities	868,376	868,376
Current Portion, Long term debt	11,486	11,816
TOTAL CURRENT LIABILITIES	$2,895,011	$3,005,413

Long term portion Equipment loan	16,315	13,234

OTHER OBLIGATIONS CONVERTIBLE TO EQUITY- (Note 3 )
Convertible debt derivative liability	1,664,575	953,218
Convertible debentures, net of discount of $300,000 and $258,598 on June 30, 2011 and September 30, 2011, respectively	1,250,505	1,350,701

COMMITMENTS AND CONTINGENCIES -(Note 4)

STOCKHOLDERS' DEFICIT
Common stock, par value $.01, 6,000,000,000 shares authorized, 1,628,502,264 and 2,710,250,740 shares issued and outstanding at June 30, 2011 and September 30, 2011, respectively	16,285,022	27,102,507
Additional paid in capital	172,775,132	169,004,373
Deferred Compensation	-	(325,546)
Deficit accumulated during development stage	(194,643,955)	(200,823,177)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	($5,591,774)	($5,049,816)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$234,632	$272,750

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Three Months Ended		Date of
			Inception to
	September 30,	September 30,	September 30,
	2010	2011	2011
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$28,808	$0	$743,639

COSTS AND EXPENSES

Cost of Sales	9,467	571	116,535

Research and Development (including non-cash stock related charges of $0, $0 and $205,733 for the three months ended September 30, 2010 & 2011 and inception to date respectively)	193,780	41,403	12,298,965

General and Administrative (including non-cash stock related charges of $62,945, $6,520,500 and $19,274,854 for the three months ended September 30, 2010 & 2011 and inception to date respectively)	522,994	6,888,462	34,118,514

Depreciation and Amortization	3,873	3,681	582,011

TOTAL COSTS AND EXPENSES	730,114	6,934,117	47,116,025

OPERATING LOSS	$(701,306)	$(6,934,117)	$(46,372,386)

OTHER INCOME (EXPENSE)
Interest (Expense)	(29,940)	(70,690)	(2,698,275)
Net Reparation, Impairment and Other Income (Expense)	0	1,131	(6,582,981)
Net Credits (Charges) related to Convertible Debt	2,725,735	824,454	(625,722)

TOTAL OTHER INCOME (EXPENSE)	2,695,795	754,895	(9,906,978)

Income (Loss) From Continuing Operations, before Income Taxes	$1,994,489	$(6,179,222)	$(56,279,364)

Income (Loss) From Discontinued Operations,
Net of Income Taxes of $0 in 2010 and 2011, offset by benefit from tax loss carryforwards of $0 in 2010 and 2011 (including non-cash stock related charges of $0, $0 and $57,515,718 for the three months ended September 30, 2010 & 2011 and inception to date respectively)	-	-	(144,543,813)

Income Taxes	-	-	-

Net Income (Loss)	$1,994,489	$(6,179,222)	$(200,823,177)

Net loss per share from:
Continuing Operations-Basic	$0.00	$(0.00)
Discontinued Operations-Basic	$-	$-

Continuing Operations-Diluted	$0.00	N/A
Discontinued Operations-Diluted	$-	N/A

Weighted Average Number of Shares Outstanding;
Basic	1,189,554,845	2,053,984,273
Diluted	1,713,140,738	N/A

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

	Common Stock
				Additional			Shareholders'
		$.01 Par	Treasury	Paid in	Deferred	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Compensation	Deficit	Equity
Balance June 30, 2011	1,628,502,264	$16,285,022	$(7,973)	$172,775,132	$-	$(194,643,955)	$(5,591,774)

Conversions of Convertible Debentures plus accrued interest	26,748,476	267,485	-	(155,279)	-	-	112,206

Issuance of Common Stock for Services	1,035,000,000	10,350,000	-	(3,829,500)	-	-	6,520,500

Deferred stock compensation	-	-	-	339,700	(339,700)	-	-
Beneficial Conversion feature of Notes Payable, including $2,320 on Officers' Notes Payable				2,320			2,320
Issuance of Common Stock to accredited investors in private placement, net of $8,000 fees	20,000,000	200,000	-	(128,000)		-	72,000

Amortization of deferred stock compensation	-	-	-	-	14,154	-	14,154

Net Loss for the Three Months Ended September 30, 2011	-	-	-	-	-	(6,179,222)	(6,179,222)
Balance September 30, 2011	2,710,250,740	$27,102,507	$(7,973)	$169,004,373	$(325,546)	$(200,823,177)	$(5,049,816)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			2-Oct-96
	Three Months Ended		(Date of Inception)
	September 30,	September 30,	To September 30,
	2010	2011	2011
Cash Flow From Operating Activities:
Net Income (Loss) From Continuing Operations	$1,994,489	($6,179,222)	($56,279,364)
Net Income (Loss) From Disontinued Operations	$0	$0	($144,543,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,786	4,176	$7,220,466
(Gain) loss on debt extinguishments	-	-	($1,098,023)
Non-cash charges relating to issuance of common stock, common stock options and warrants	62,945	6,520,500	$76,899,189
Reparation charges	-	-	$8,264,264
Derivative Value and Debt Discount charges	(2,725,735)	(824,454)	$1,258,873
Write off of Granita Inventory/ Sovereign Investment	-	-	$615,910
Other non cash charges including amortization of deferred compensation and beneficial conversion interest expense	-	17,845	$2,730,746
Changes in assets and liabilities:
Accounts receivable	33,253	-	$427,876
Inventories	(46,654)	1,230	($611,773)
Prepaid expenses and Other current assets	(39,757)	(1,214)	$44,605
Other	-	-	$906,535
Accounts payable, Accrued expenses, Deferred revenue	259,641	84,381	$9,062,849
Due to/from related parties Microphase / Janifast//Lintel	(1,972)	4,191	$5,504,992
Officers and Other	-	-	$1,711,357
Net cash used in operating activities	($457,004)	($372,567)	($87,885,311)
Cash Flow from Investing Activities:
Payments related to patents and licensing rights	-	-	($450,780)
Purchase of fixed assets	(5,933)	(7,129)	($3,315,622)
Investment in Sovereign	-	-	($110,000)
Net Cash (used) in investing activities	($5,933)	($7,129)	($3,876,402)
Cash Flow from Financing Activities:
Proceeds from issuance of common stock, exercises of warrants, net of finders fees	-	122,000	$83,261,379
Payment of short term notes & equipment loans	(2,456)	(2,751)	($1,301,550)
Advances from Microphase	-	-	$347,840
Issuance of Convertible Debentures	-	325,000	$1,091,500
Net Proceeds (Repayment) from notes payable related parties	-	21,000	($403,659)
Proceeds from the collection of Notes Receivable under securities purchase agreements	300,600	-	$8,339,500
Sale of minority interest in Granita subsidiary	-	-	$514,000
Net cash provided by financing activities	298,144	465,249	91,849,010

Net increase (decrease) in cash	($164,793)	$85,553	$87,297

CASH AND CASH EQUIVALENTS, beginning of period	$228,437	$1,744
CASH AND CASH EQUIVALENTS, end of period	$63,644	$87,297	$87,297

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ending September 30, 2011 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended June 30, 2011.

Through September 30, 2011, the Company had incurred cumulative (a) development stage losses totaling $(200,823,177), (b) stockholders' deficit of ($5,049,816), and (c) negative cash flow from operations equal to ($87,885,311). At September 30, 2011, the Company had $87,297 of cash and $0 of trade receivables to fund short-term working capital requirements. In addition, the Company relies on the continuation of funding under certain convertible securities agreements (See Note 3). The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

The Company uses the First In First Out method (FIFO) to account for inventory which is carried at cost. As of June 30, 2011, inventory consisted primarily of Emergency Flashlights and their component parts and was valued at $102,532. As of September 30, 2011, (unaudited) inventory consisted primarily of Emergency Flashlights and was valued at $101,302. Appropriate reserves have been taken to assure that the cost of such inventory does not exceed the expected resale value of each configuration of the component parts as specified for the current and pending higher end models of the Emergency Flashlight line.

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

LOSS PER COMMON SHARE, BASIC AND DILUTED

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had warrants to purchase 19,323,974 shares of its common stock and options to purchase 110,085,000 shares of its common stock outstanding at September 30, 2011, as well as convertible debentures and convertible notes plus accrued interest thereon held by officers of the Company convertible into approximately 407,966,329 and 231,211,415 shares of the Company's common stock based upon the conversion terms at September 30, 2011. In periods reporting a loss the inclusion of warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share and have been omitted in such computation.

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

2.	SUPPLEMENTAL CASH FLOW INFORMATION

	For the three months ended
	September 30,

	2010	2011

Interest Received from Notes Receivable	$74,400	$-
Interest Accrued Unpaid	$60,028	$38,413

Non Cash Investing and Financing Activities:

Conversion of Convertible Debt and Accrued Interest	$650,587	$112,206
Beneficial Conversion of Officers’ Notes and Conversion of Accounts Payable	$-	$2,320
Convertible Debt Issued for Notes Receivable	$-	$-

3.	EQUITY TRANSACTIONS AND CONVERTIBLE DEBT

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

Effective June 2005, June 2006, and June 2008, the Company received authorization to increase the number of authorized shares to 500 million, 900 million and 2 billion, respectively. On April 25, 2009, July 15, 2010, and again on November 1, 2010, the Board of Directors approved motions to further increase, subject to shareholder approval, the authorized shares of common stock to 3 billion shares, 4 billion shares and 6 billion shares, respectively. The latest increase in the number of authorized shares of common stock to 6 billion was approved at a Special Meeting of Shareholders of the Company held on June 29, 2011, so that as of September 30, 2010 the Company has 6 billion authorized shares of common stock.

Private Placements

During the three months ended September 30, 2011, the Company issued 20 million shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $80,000 and paying finder’s fees in the amount of $8,000. The proceeds were used by the Company as working capital.

During the three months ended September 30, 2010, the Company did not issue any shares of its common stock in connection with private placements.

Stock Based Compensation

During the three months ended September 30, 2011, the Company issued 1,035,000,000 shares of common stock to officers and directors, valued at $ 6,520,500, the entire amount of which is included general and administrative expenses in the Consolidated Statements of Operations for that period. Also during the three months ended September 30, 2011, the Company issued no shares of its common stock to consultants and the Board of Directors revised the exercise price of options to purchase up to 98,000,000 shares of common stock previously granted to officers in September, 2008 (originally exercisable for 5 years with an exercise price of 5 cents per share). The exercise price of options to purchase up to 98,000,000 shares was revised to $.0040; the incremental cost of $339,700 was recorded as deferred compensation which will be amortized to expense through September 18, 2013.

During the three months ended September 30, 2010, the Company did not issue any stock-based compensation, warrants or options to officers or employees and issued 5,075,000 shares of its common stock to consultants valued at $62,945, the entire amount of which is included general and administrative expenses in the Consolidated Statements of Operations for that period.

Conversion of Debt Securities

During the three months ended September 30, 2011, $112,206 of convertible debt and accrued interest thereon was converted into 26,748,476 shares of common stock.

During the three months ended September 30, 2010, $650,587 of convertible debt and accrued interest thereon was converted into 72,133,538 shares of common stock.

Long Term Convertible Debentures / Notes Receivable / Debt Discount

The Company had 7 separate convertible debt arrangements with independent investors active during the quarter ended September 30, 2011.

During the three months ended September 30, 2011, $112,206 of these convertible debt arrangements and accrued interest thereon was converted into 26,748,476 shares of common stock. These transactions are intended to provide liquidity and capital to the Company and are summarized below.

Arrangement #1(La Jolla Cove Investors, Inc.)

On Sept 11, 2008, the Company received proceeds of $200,000 under a Securities Purchase Agreement from La Jolla Cove Investors, Inc. This transaction involves three related agreements: 1) a Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $2,000,000 of funds, 2) a convertible debenture totaling $2,000,000, with an interest rate of 7 1/4% and a maturity date of September 30, 2011, and 3) a secured note receivable in the amount of $1,800,000 with an interest rate of 8 1/4% and maturity date of September 30, 2011 due from the holder of the convertible debenture.

Conversion of outstanding debentures into common shares is at the option of the holder at a price equal to the dollar amount of the debenture divided by the lesser of $.35 per share or 80% of the three lowest volume weighted average prices during a 20 day trading period. At the time of the transaction (September 11, 2008), the derivative value of this security was calculated to be $1,176,471. On June 30, 2011, the derivative value of this security was calculated to be $3,468.

On March 16, 2011, the holder and the Company entered into a termination agreement whereby $1,800,000 of the principal of both the note receivable and the convertible debenture, plus $90,291 in accrued interest receivable and $84,175 in accrued interest payable, was cancelled. Additionally in connection with the termination, the Company paid the holder $17,000 and assigned to a consultant engaged by the Company the unconverted portion of the convertible debenture in the amount of $10,000, which had been fully funded in cash and which was converted in full together with accrued interest of $500 for 2,560,976 shares of common stock during the quarter ended September 30, 2011 and as of September 30, 2011, this convertible note has been satisfied in full.

Arrangement #2 (JMJ Financial, Inc.)

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

At the commitment date, the derivative value of the embedded conversion feature of such security was $536,000 and the debt discount was valued at $636,000. As of June 30, 2011, this value was calculated to be $472,773. During the year ended June 30, 2011 the holder converted $33,750 of principal into 10,000,000 shares of common stock and amortization of debt discount amounted to $412,332, reducing the debt discount balance to $100,000. On September 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2011, this estimated liability had decreased to $235,517, a decrease this period of $237,206, creating a non-cash credit to earnings for the three months ended September 30, 2011 of that amount. During the three month period ended September 30, 2011, the Company reduced the note payable and debt discount by $42,000 in proportion with the amount funded to the total original funding commitment and amortization of debt discount amounted to $11,600 reducing the balance to $43,400. Also during the three months ended September 30, 2011 $54,456 of principle was converted into 14,187,500 shares of common stock. As of September 30, 2011, this convertible note has $609,294 outstanding.

Based upon the price of the Company’s common stock on June 30, 2011 of $.0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 222,142,857 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated. Based upon the price of the Company’s common stock on September 30, 2011 of $.0047 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 277,948,500 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated.

The Company and the holder negotiated amendments to this agreement, and funding and conversions did not occur between April, 2011 and September, 2011, when the agreement was revised to have a floor conversion price of $.0040. For accounting purposes the note receivable has been fully reserved, and the liability is recorded, when netted against the debt discount and cumulative conversions, at the amount funded. Based upon the price of the Company’s common stock on June 30, 2011, the net liability of this note is convertible into approximately 115,380,952 shares of common stock. Based upon the price of the Company’s common stock on September 30, 2011, the net liability of this note is convertible into approximately 152,323,500 shares of common stock.

Arrangement #3 (JMJ Financial, Inc.)

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

At the time of the transaction, the derivative value of the embedded conversion feature of this security was calculated to be $542,714. As of June 30, 2011, this value was calculated to be $607,994. During the year ended June 30, 2011 amortization of debt discount amounted to $418,552, reducing the debt discount balance to $100,000. On September 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2011, this estimated liability had decreased to $317,753, a decrease this period of $290,241, creating a non-cash credit to earnings for the three months ended September 30, 2011 of that amount. During the three month period ended September 30, 2011, the Company reduced the note payable and debt discount by $79,000 in proportion with the amount funded to the total original funding commitment and amortization of debt discount amounted to $3,600 reducing the balance to $17,400. As of September 30, 2011, this convertible note has $321,000 outstanding.

Based upon the price of the Company’s common stock on June 30, 2011 of $.0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 285,714,286 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated. Based upon the price of the Company’s common stock on September 30, 2011 of $.0047 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 375,000,000 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated.

The Company and the holder negotiated amendments to this agreement, and funding and conversions did not occur between April, 2011 and September, 2011, when the agreement was revised to have a floor conversion price of $.0040. For accounting purposes the note receivable has been fully reserved, and the liability is recorded, when netted against the debt discount and cumulative conversions, at the amount funded. Based upon the price of the Company’s common stock on June 30, 2011, the net liability of this note is convertible into approximately 38,095,238 shares of common stock. Based upon the price of the Company’s common stock on September 30, 2011, the net liability of this note is convertible into approximately 80,250,000 shares of common stock.

Arrangement #4 (JMJ Financial, Inc.)

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

At the time of the transaction, the derivative value of the embedded conversion feature of this security was calculated to be $421,891 and at June 30, 2011, the estimated liability was calculated to be $486,795. During the year ended June 30, 2011 amortization of debt discount amounted to $378,761, reducing the debt discount balance to $100,000. On September 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2011, this estimated liability had decreased to $254,203, a decrease this period of $232,592, creating a non-cash credit to earnings for the three months ended September 30, 2011 of that amount. During the three month period ended September 30, 2011, the Company reduced the note payable and debt discount by $91,000 in proportion with the amount funded to the total original funding commitment and amortization of debt discount amounted to $1,543 reducing the balance to $7,457. As of September 30, 2011, this convertible note has $109,000 outstanding.

Based upon the price of the Company’s common stock on June 30, 2011 of $.0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 228,571,429 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated. Based upon the price of the Company’s common stock on September 30, 2011 of $.0047 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 300,000,000 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated.

The Company and the holder negotiated amendments to this agreement, and funding and conversions did not occur between April, 2011 and September, 2011, when the agreement was revised to have a floor conversion price of $.0040. For accounting purposes the note receivable has been fully reserved, and the liability is recorded, when netted against the debt discount and cumulative conversions, at the amount funded. Based upon the price of the Company’s common stock on June 30, 2011, the net liability of this note is convertible into approximately 19,047,619 shares of common stock. Based upon the price of the Company’s common stock on September 30, 2011, the net liability of this note is convertible into approximately 27,250,000 shares of common stock.

Arrangement #5 (J. Fife)

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

At the time of the transaction, the embedded conversion feature of this security was calculated to be $193,767 and the loan discount totaled $243,767 and at June 30, 2011, the estimated liability was calculated to be $78,065 and the debt discount had been amortized to $0. Also during the year ended June 30, 2011 approximately $30,000 of additional interest and $28,000 of intervention fees were added to the note balance for exceeding the first anniversary and the curtailment of conversions in April, 2011. On September 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2011 and conversions during the period this estimated liability had decreased to $28,069, a decrease this period of $49,996, creating a non-cash credit to earnings for the three months ended September 30, 2011 of that amount.

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

At the time of the transaction, the embedded conversion feature of this security for this incremental liability and loan discount was calculated to be $20,005 and at June 30, 2011, the estimated liability was calculated to be $15,556 and the debt discount had been amortized to $0. On September 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2011, this estimated liability decreased to $11,651, a decrease for the period from October 22, 2010 through September 30, 2011 of $3,905 creating a non-cash charge to earnings for the quarter ended September 30, 2011 of that amount.

On September 13, 2011 the Company entered into a second Forbearance Agreements with John Fife restructuring the investment. Under the terms of the Forbearance Agreement the agreed principal and accrued interest amount of the Convertible Note outstanding was $328,000 and the two additional promissory notes were cancelled. The Convertible Note which originally scheduled to mature March 4, 2011was extended until June 30, 2012 and a floor of $.0040 was put in the conversion price feature. Increases in the principal amount of the convertible note are also be convertible into common stock of the Company at the option of the holder at a price equal to the dollar amount of the note being converted divided by 75% of the three lowest volume weighted average prices during the 20 day trading period immediately preceding the date of conversion. During the three months ended September 30, 2011 $47,250 of principle was converted into 10,000,000 shares of common stock.

As of September 30, 2011, this convertible note has a total of $187,505 of principle and $93,245 of accrued interest outstanding, convertible into 46,876,218 shares of common stock.

Arrangement #6 (J. Wright)

On August 11, 2011 the Company issued to Jay Wright a Convertible Note plus a Warrant in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $25,000 in gross proceeds. The instrument is in the principal amount of $25,000 and matures on February 11, 2011. Interest only is payable at the rate of 1% per month by the Company to the holder until maturity. The Convertible Note may be converted into common stock of the Company at $.0068 per share, provided, however, such price may be adjusted downward if the Company issues any common stock below such price. The Warrant gives the holder the right for a period of 5 years to purchase up to 3,676,471 shares of the Company’s common stock also at $.0068 per share subject also to a downward adjustment to provide anti-dilution protection.

All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $4,660 and the loan discount totaled the same. On September 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2011 and conversions during the period this estimated liability had increased to $8,411, an increase this period of $3,751, creating a non-cash charge to earnings for the three months ended September 30, 2011 of that amount. During the three month period ended September 30, 2011 amortization of debt discount amounted to $1,306 reducing the balance to $3,354.

As of September 30, 2011, this convertible note has $25,000 of principle and $400 of accrued interest outstanding, convertible into 6,250,000 shares of common stock.

Arrangement #7 (St. George Investments)

On September 13, 2011 the Company issued a second Convertible Note to John Fife in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933. The initial principal amount of the first funded tranche of the Convertible Note was $357,500 and the Company received cash proceeds of $300,000. A second tranche of the Convertible Note in the amount of $200,000 cash is funded upon the filing by the Company of a Registration Statement on Form S-1 with the Securities and Exchange Commission providing for the registration of 185,400,000 shares of common stock that may be converted into from time to time by the holder of the Convertible Note. The instrument is convertible into the Company’s common stock at 75% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 20 day trading period immediately preceding such conversion. Absent an effective Registration Statement, the holder of the Convertible Note may not sell any common stock prior to 6 months from the date of funding of each of the respective tranches of such instrument under Rule 144 of the Securities Act of 1933.

All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $137,481 and the loan discount totaled 194,981. On September 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2011 and conversions during the period this estimated liability had decreased to $97,614, a decrease this period of $39,868, creating a non-cash credit to earnings for the three months ended September 30, 2011 of that amount. During the three month period ended September 30, 2011 amortization of debt discount amounted to $10,993 reducing the balance to $183,987.

As of September 30, 2011, this convertible note has $357,500 of principle and $1,250 of accrued interest outstanding, convertible into 95,016,611 shares of common stock.

The following table summarizes notes payable under convertible debt and debenture agreements as of June 30, 2011 and September 30, 2011 (unaudited):

	June 30, 2011	September 30, 2011
		(unaudited)
	Amount	Amount
Arrangement #1- LaJolla Cove Investors, Inc. (…1)	$10,000	$-
less: reserve for utilization -LaJolla Cove Investors, Inc	$-	$-
Arrangement #2 - JMJ Financial, Inc	$705,750	$609,294
Arrangement #3 - JMJ Financial, Inc	$400,000	$321,000
Arrangement #4 - JMJ Financial, Inc	$200,000	$109,000
Arrangement #5 - J. Fife	$234,755	$187,505
Arrangement #6 - Jay Wright	$-	$25,000
Arrangement #7 - St. George Investments	$-	$357,500
total notes payable	$1,550,505	$1,350,701

less: unamortized debt discount	$(300,000)	$(258,598)

Convertible Notes payable-long term portion	$1,250,505	$1,092,103

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

Subsequent to September 30, 2009, the Company had not entered into any contracts for warrants or other equity instruments subject to reclassification to liabilities as prescribed by FASB Standards Codification Topic 815 (previously known as EITF 00-19) until August 10, 2011 when it entered into a Convertible Note for $25,000 which concurrently provided the note holder a warrant and recorded an additional derivative liability for the warrant.

4.	COMMITMENTS AND CONTINGENCIES

The Company has offered and sold convertible notes to JMJ Financial in the aggregate principal amount plus accrued interest of $10,270,400 through September 30, 2011. Such convertible notes provide cash funding to the Company of up to $9,500,600. Through September 30, 2011, approximately $6,472,000 of cash has been received by the Company, $5,990,606 of which has been converted by JMJ Financial into a substantial number of shares of common stock without registration under the Securities Act of 1933, as amended, or qualification under state securities laws. The Company believes that any sales of common stock by JMJ are in full compliance with Rule 144 of the Securities Act of 1933, as amended, and has obtained an opinion of outside counsel regarding such compliance.

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

The Securities Act of 1933, as amended, requires that any claim for rescission is brought within one year of the violation. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the date of the violation. At September 30, 2011, approximately 395 million shares of our outstanding common stock issued in respect of our convertible note transactions with JMJ Financial could be subject to rescission with a potential liability approximating $4.171 million, including a liability of approximately $538,800 for interest at 10% per annum.

Legal Proceedings

From time to time mPhase may be involved in various legal proceedings and other matters arising in the normal course of business.

5.	FAIR VALUE MEASUREMENTS

Effective July 1, 2008, we adopted Accounting Standards Codification (“ASC”) 820-10-20, Fair Value Measurements , which provides a framework for measuring fair value under GAAP. ASC 820-10-20 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10-20 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820-10-20 also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels. Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active markets. Financial assets and liabilities valued using level 2 inputs are based primarily on quoted prices for similar assets or liabilities in active or inactive markets. For certain long-term debt, the fair value was based on present value techniques using inputs derived principally or corroborated from market data. Financial assets and liabilities using level 3 inputs were primarily valued using management’s assumptions about the assumptions market participants would utilize in pricing the asset or liability. Valuation techniques utilized to determine fair value are consistently applied.

The table below presents reconciliation for liabilities measured at fair value on a recurring basis at September 30, 2010 and September 30, 2011:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	September 30,	September 30,
	2010	2011
Balance at July 1	$5,966,149	$1,664,575

Decrease in Derivative Liability	(3,285,778)	(853,499)

Debt Discounts	-	142,141
Balance at September 30	$2,680,271	$953,218

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

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At September 30, 2011, the carrying value of the notes payable and accrued interest for convertible agreements and officers’ notes was approximately $2.276 million. The JMJ convertible notes, which are due at various times through December 2012, yield an interest rate of 12%. Refer to Note 3 of these financial statements for more information about the Company’s notes payable.

6.	RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

MPhase’s President, Chief Operating Officer and Chairman of the Board are also officers of Microphase and mPhase's President and Chairman of the Board are also shareholders of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase whereby it would use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase whereby mPhase would reimburse Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services has been $5,000 per month and in July 2008; such fees were reduced to $3,000 per month. As of July 1, 2011, the fees have increased to $3,630 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis. During the three months ended September 30, 2010 and September 30, 2011 and from inception (October 2, 1996), $10,529, $13,191 and $9,491,152 respectively, have been charged to expense. As a result of the foregoing transactions, as of September 30, 2011, the Company had a $31,433 payable to Microphase.

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

During the three months ended September 30, 2010 and 2011 and the period from inception (October 2, 1996), $0, $0 and $16,031,811 respectively, have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations in Discontinued Operations.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On September 30, 2011, Mr. Biderman's affiliated firm of Palladium Capital Advisors was owed unpaid finders’ fees in the amount of $150,000 which is included in due to related parties.

During the three months ended September 30, 2011, the Company issued 0 shares to consultants who are not considered related parties.

Transactions with Officers

At various points during past fiscal years the Messrs. Durando, Dotoli and Smiley provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand. Total compensation (including the value of stock awards) to related parties and payables to officers and Microphase are summarized as follows:

Summary of compensation to related parties for the Three Months Ended September 30, 2011

	Durando	Dotoli	Smiley	Biderman	Lawrence	Microphase	Total
Consulting/Salary	$37,500	$34,167	$33,333				$105,000
Interest	$13,116	$8,679	$6,337				$28,132
Rent						$10,890	$10,890
G&A						$2,301	$2,301
R&D							$0
Finders Fees				$8,000			$8,000
Stock based compensation (shares issued)*	$2,488,500	$1,858,500	$1,858,500	$252,000	$63,000		$6,520,500
Stock based compensation (previously issued options repriced)**	$173,316	$103,990	$62,394				$339,700
Total compensation	$2,712,432	$2,005,336	$1,960,564	$260,000	$63,000	$13,191	$7,014,523

Common stock issued August 25, 2011*

Options issued (5years @ 5 cents in September, 2008 repriced @ $.0040; the incremental cost of $339,700 to amortized through September 18, 2013)

Summary of compensation to related parties for the Three Months Ended September 30, 2010

	Durando	Dotoli	Smiley	Biderman	Lawrence	Microphase		Total
Consulting/Salary	$40,000	$36,000	$35,000					$111,000
Interest	$9,044	$4,989	$4,477					$18,510
Rent						$9,000		$9,000
G&A						$1,529		$1,529
R&D								$0
Finders Fees								$0
Total compensation	$49,044	$40,989	$39,477	$0	$0	$10,529		$140,039
							$

				Total Notes
Summary of payables to related parties as of September 30, 2011	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$270,479	$155,306	$118,030	$543,815			$543,815
Due to Officers / Affiliates					$150,000	$31,433	$181,433
Interest Payable	$164,791	$129,177	$87,062	$381,030			$381,030

Total Payable to Officers / Affiliates	$435,270	$284,483	$205,092	$924,845	$150,000	$31,433	$1,106,278

				Total Notes
Summary of payables to related parties as of June 30, 2011	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$263,479	$148,306	$111,030	$522,815			$522,815
Due to Officers / Affiliates					$150,000	$27,242	$177,242
Interest Payable	$151,685	$120,498	$80,725	$352,909			$352,909

Total Payable to Officers / Affiliates	$415,164	$268,804	$191,755	$875,724	$150,000	$27,242	$1,052,966

Summary of payables to related parties as of September 30, 2010
				Total Notes
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$301,479	$166,306	$119,030	$586,815			$586,815
Due to Officers / Affiliates	$0	$0	$0	$0	$150,000	$29,742	$179,742
Interest Payable	$127,001	$106,877	$68,634	$302,512			$302,512

Total Payable to Officers / Affiliates	$428,480	$273,183	$187,664	$889,327	$150,000	$29,742	$1,069,069

7.	SUBSEQUENT EVENTS

From October 1, through November 4, 2011, the Company issued 59,700,000 shares of its common stock in connection with the conversion of $238,800 of the convertible debt arrangements and accrued interest thereon.

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

The Company has revised its estimate date to execute the terms of the deal include the issuance of common shares and warrants for an 81% stake in EIP. The transaction is expected to become a Definitive Agreement by the end of November 2011 and close by December 2011.

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

In fiscal years ended June 30, 2009 and June 30, 2011, the Company focused upon further development of its Smart Nano Battery under a Phase II STTR grant from the U.S. Army as a potential reserve battery for a back-up computer memory application for a weapons system. The Company has recently completed such Phase II Army grant. On November 12, of 2010, the Company announced that it had successfully triggered and activated its first functional multi-cell smart nano battery. Triggering and activation of the cells of the battery were achieved by using the technique of electrowetting or programmable triggering. Triggering was accomplished by applying a pulse of electrical energy to a porous, smart surface membrane located inside each cell in the battery causing the electrolyte to come in contact with the cell’s electrodes, creating the chemical reaction to produce voltage inside of the multi-cell battery. The multi-cell battery consists of a matrix of 12 individual cells populated with an electrode stack consisting of lithium and carbon monofluoride materials with each rated at 3.0 volts. Using a custom designed circuit board for testing, each of the cells in the battery were independently triggered and activated without affecting any of the non-activated cells in the multi-cell configuration. Each cell in the battery has a very long shelf-life prior to triggering.

On February 9, 2011, the Company announced that it had signed a 3 year Cooperative Research and Development Agreement (CRADA) with the U.S. Army Armament Research, Development, and Engineering Center (ARDEC) at Picatinny, New Jersey, to continue to cooperatively test and evaluate the mPhase Smart NanoBattery, including new design features functionally appropriate for DoD based systems requiring portable power sources. The army researchers are evaluating the prototypes using the Army’s testing facilities at Picatinny Arsenal in New Jersey in order to determine applicability of the technology to gun fired munitions and potentially to incorporate the technologies into research and development and other programs sponsored by Picatinny. The Research Agreement is supported by the Fuze & Precision Armaments Technology Directorate

Emergency Flashlight

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

Non-cash compensation charges . The Company makes extensive use of stock, stock options and warrants as a form of compensation to employees, directors and outside consultants. We incurred non-cash compensation charges totaling $70,378,689 from inception (October 2, 1996) through September 30, 2011.

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

Cumulative losses, net worth and capital needs

The Company has incurred cumulative development stage losses of $200,823,177 and negative cash flow from operations of $87,885,311 from inception through September 30, 2011. The auditors’ report for the fiscal year ended June 30, 2011 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". As of September 30, 2011, the Company had a negative net worth of ($5,049,816) compared to a negative net worth of ($5,591,774) as of June 30, 2011 as a result of continuing net losses, reduced in the current three months primarily by conversions of convertible notes and accrued interest in excess of the net loss for the current period.

The Company has convertible notes funded with JMJ Financia. Draws under this facility for the three months ended September 30, 2011 amounted to $0 (accounted for as a pay-down of notes receivable) and also the collection of $0 of accrued interest (included in the statement of operations). The Company has significant overhang from funded and unconverted portion of these convertible notes in excess of $1 million. The Company anticipates it will need to establish new and additional funding sources for fiscal year 2012. The Company raised $72,000 from private placements of 20 million shares of its common stock during the three months ended September 30, 2011. The Company supplemented this funding with a new convertible note arrangement with St. George Investments which provided $300,000 of funding in September, 2011 and $200,000 in October, 2011.

While the Company believes it will be abler to fund short term capital needs, it will from time to time need to supplement such funding. In the longer term, we estimate that the Company will need to raise approximately $1-5 million of additional capital above these funds through June 30, 2011 in order to fund commercialization of its products. The Company does not expect to derive any material revenue from its nanotechnology product development during the current fiscal year. The Company estimates that material revenues from its SmartNanoBattery could occur in 18 months depending upon the Company’s ability to secure federal funding in the form of SBIR grants and adoption and custom tailoring of such product as a reserve battery to a computer memory or other function for a specific weapons system. Additional revenues may be derived as early as the third quarter of fiscal year 2012 from further sales of the Company’s emergency flashlight product depending upon the establishment of a successful licensing arrangement with a major high-end product distributor.

THREE MONTHS ENDED September 30, 2011 VS. September 30, 2010

REVENUE

Total revenues were $0 for the three months ended September 30, 2011 compared to $28,808 for the three months ended September 30, 2010.

RESEARCH AND DEVELOPMENT

Research and development expenses were $41,403 for the three months ended September 30, 2011 as compared to $193,780 during the comparable period in 2010 or a decrease of $152,377. This decrease in spending is a result of completion of its smart nano battery prototype and its emergency flashlight using its mechanically-activated reserve battery as brought to market in its pilot program

Subject to available funds, the Company expects to increase its research and development efforts throughout fiscal years 2011 and 2012. Such research is expected to focus on other applications for “smart surfaces” including the Smart Nano Battery. The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for both commercial and defense applications.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $6,888,462 for the three months ending September 30, 2011, up from $522,994 or an increase of $6,365,468 from the comparable period in 2010. Recurring administrative expenses were held in check as the Company has made a concentrated effort to freeze or otherwise reduce administrative costs while it seeks to commercialize its smartnanobattery product capabilities and secure more substantial research funding for possible applications of its “smart surfaces” technology. The increase was due primarily to the award of stock to the officers and directors on August 25, 2011, generating a non-cash charge of $6,520,500. Additionally, there was a non-cash charge of $14,154 for the amortization of deferred compensation from the re-pricing of options on the same date.

OTHER (EXPENSE) AND INCOME

Included in this category for the current quarter are non-cash gains and costs associated with convertible debt that include a non-cash gain for the change in derivative value of $853,496, which when combined with amortization of debt discount costs of $29,042, resulted in a net gain of $824,454 from derivative liabilities associated with the Company’s convertible debt and is not indicative of operating results. Additionally, net interest expense of $70,690 and other income of $1,131 in the current period brought total other income to $771,997. For the same period in the prior fiscal year net other income totaled $2,695,795, consisting primarily of net gains of $2,725,735 from derivative liabilities, reduced by interest expense of $29,940.

NET INCOME AND (LOSS)

The Company recorded a net loss of $6,179,222 for the three months ended September 30, 2011 as compared to net income of $1,994,489 for the three months ended September 30, 2010. This represents a net loss per common share of $0.00 and net income per share (basic and diluted) of $0.00 for the three month periods ended September 30, 2011 and 2010 respectively. The net loss recorded in the current period as compared to the net income reported for the same period last year is directly attributable to the magnitude of the net gain from derivative liabilities associated with the Company’s convertible debt recorded for the three months ended September 30, 2010 and is not indicative of operating results.

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

Subsequent to September 30, 2009 the Company has not entered into, and presently the Company does not have, any contracts for warrants or other equity instruments subject to reclassification to liabilities as prescribed by FASB Standards Codification Topic 815 (previously known as EITF 00-19) until August 10, 2011 when it entered into a Convertible Note for $25,000 which concurrently provided the note holder a warrant and recorded an additional derivative liability for the warrant.

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

MATERIAL RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase's President, Chief Operating Officer and Chairman of the Board of the Company are also officers of Microphase and mPhase's President and Chairman of the Board are shareholders of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase whereby it would use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase would reimburse Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services has been $5,000 per month and in July, 2008, such fees were reduced to $3,000 per month. As of July 1, 2011, the fees have increased to $3,630 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis.

During the three months ended September 30, 2010 and September 30, 2011 and from inception (October 2, 1996), $10,529, $13,191 and $9,491,152 respectively, have been charged to expense. As a result of the foregoing transactions as of September 30, 2011, the Company had a $31,433 payable to Microphase.

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

During the three months ended September 30, 2010 and 2011 and the period from inception (October 2, 1996), $0, $0 and $16,031,811 respectively, have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On September 30, 2011, Mr. Biderman's affiliated firm of Palladium Capital Advisors was owed unpaid finders’ fees in the amount of $150,000, which is included in due to related parties.

During the three months ended September 30, 2011, the Company issued 0 shares to consultants who are not considered related parties.

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

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Three Months Ended September 30, 2011

	Durando	Dotoli	Smiley	Biderman	Lawrence	Microphase	Total
Consulting/Salary	$37,500	$34,167	$33,333				$105,000
Interest	$13,116	$8,679	$6,337				$28,132
Rent						$10,890	$10,890
G&A						$2,301	$2,301
R&D							$0
Finders Fees				$8,000			$8,000
Stock based compensation (shares issued)*	$2,488,500	$1,858,500	$1,858,500	$252,000	$63,000		$6,520,500
Stock based compensation (previously issued options repriced)**	$173,316	$103,990	$62,394				$339,700
Total compensation	$2,712,432	$2,005,336	$1,960,564	$260,000	$63,000	$13,191	$7,014,523

Common stock issued August 25, 2011*

Options issued (5years @ 5 cents in September, 2008 repriced @ $.0040; the incremental cost of $339,700 to amortized through September 18, 2013)

Summary of compensation to related parties for the Three Months Ended September 30, 2010

	Durando	Dotoli	Smiley	Biderman	Lawrence	Microphase		Total
Consulting/Salary	$40,000	$36,000	$35,000					$111,000
Interest	$9,044	$4,989	$4,477					$18,510
Rent						$9,000		$9,000
G&A						$1,529		$1,529
R&D								$0
Finders Fees								$0
Total compensation	$49,044	$40,989	$39,477	$0	$0	$10,529		$140,039
							$

				Total Notes
Summary of payables to related parties as of September 30, 2011	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$270,479	$155,306	$118,030	$543,815			$543,815
Due to Officers / Affiliates					$150,000	$31,433	$181,433
Interest Payable	$164,791	$129,177	$87,062	$381,030			$381,030

Total Payable to Officers / Affiliates	$435,270	$284,483	$205,092	$924,845	$150,000	$31,433	$1,106,278

				Total Notes
Summary of payables to related parties as of June 30, 2011	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$263,479	$148,306	$111,030	$522,815			$522,815
Due to Officers / Affiliates					$150,000	$27,242	$177,242
Interest Payable	$151,685	$120,498	$80,725	$352,909			$352,909

Total Payable to Officers / Affiliates	$415,164	$268,804	$191,755	$875,724	$150,000	$27,242	$1,052,966

Summary of payables to related parties as of September 30, 2010
				Total Notes
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$301,479	$166,306	$119,030	$586,815			$586,815
Due to Officers / Affiliates	$0	$0	$0	$0	$150,000	$29,742	$179,742
Interest Payable	$127,001	$106,877	$68,634	$302,512			$302,512

Total Payable to Officers / Affiliates	$428,480	$273,183	$187,664	$889,327	$150,000	$29,742	$1,069,069

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative development stage losses of $200,823,177, and negative cash flow from operations of $87,885,311 as of September 30, 2011. The auditors’ report for the fiscal year ended June 30, 2011 includes the statement that "there is substantial doubt of the Company's ability to continue as a going concern". As of September 30, 2011, the Company had a negative net worth of ($5,049,816) compared to a negative net worth of ($5,591,774) as of June 30, 2011 as a result of continuing net losses, reduced in the current three months primarily by conversions of convertible notes and accrued interest in excess of the net loss for the current period.

The Company raised $72,000 from private placements of 20 million shares of its common stock during the three months ended September 30, 2011. The Company supplemented this funding with a new convertible note arrangement with St. George Investments which provided $300,000 of funding in September, 2011 and $200,000 in October, 2011.

While the Company believes these facilities will fund short term capital needs it may from time to time need to supplement such funding. In the longer term, we estimate that the Company will need to raise approximately $1-5 million of additional capital above the funds anticipated from the monthly payments by JMJ to meet longer term liquidity needs through June 30, 2012. Such monies would be necessary primarily to fund expenditures for commercialization and distribution of its emergency flashlight product which includes the Company’s active reserve battery contained therein. The Company does not expect to derive any material revenue from its nanotechnology product development until after a deployment and custom tailoring of its Smart Nanobattery takes place by the Army which the Company currently estimates could occur during the next 18 months. The Company has been seeking high-end products distributors with which to establish licensing or distribution agreements in order to maximize potential revenue associated with the product. In March 2011, the Company received an initial order from Porsche Design Group in Germany for mPhase’s Porsche design branded mPower Emergency Illuminators to be sold in Porsche Design stores in Germany, Great Britain and the United States and it began shipments of the Emergency Illuminators in April of 2011.

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

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at September 30, 2011.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time mPhase may be involved in various legal proceedings and other matters arising in the normal course of business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All proceeds received from the following financings were used by the Company for working capital needs.

Private Placements

During the three months ended September 30, 2011, the Company issued 20 million shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $80,000 and paying finder’s fees in the amount of $8,000. The proceeds were used by the Company as working capital

During the three months ended September 30, 2010, the Company issued 30,666,667 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $250,000 and paying finder’s fees in the amount of $25,000. The proceeds were used by the Company as working capital

Stock Based Compensation

During the three months ended September 30, 2011, the Company issued 1,035,000,000 shares of common stock to officers and directors, valued at $ 6,520,500, the entire amount of which is included general and administrative expenses in the Consolidated Statements of Operations for that period. Also during the three months ended September 30, 2011, the Company issued no shares of its common stock to consultants and the Board of Directors revised the exercise price of options to purchase up to 98,000,000 shares of common stock previously granted to officers in September, 2008 (originally exercisable for 5 years with an exercise price of 5 cents per share). The exercise price of options to purchase up to 98,000,000 shares was revised to $.0040; the incremental cost of $339,700 was recorded as deferred compensation which will be amortized to expense through September 18, 2013.

During the three months ended September 30, 2010, the Company issued 2,050,000 shares of common stock to employees and consultants valued at $43,050.

Conversion of Debt Securities

During the three months ended September 30, 2011, $112,206 of convertible debt and accrued interest thereon was converted into 26,748,476 shares of common stock.

During the three months ended September 30, 2010, $2,749,250 of convertible debt and accrued interest thereon was converted into 117,696,672 shares of common stock.

Long Term Convertible Debentures / Notes Receivable / Debt Discount

The Company had 7 separate convertible debt arrangements with independent investors active during the quarter ended June 30, 2011.

During the three months ended September 30, 2011, $112,206 of these convertible debt arrangements and accrued interest thereon was converted into 26,748,476 shares of common stock. These transactions are intended to provide liquidity and capital to the Company and are summarized below.

Arrangement #1(La Jolla Cove Investors, Inc.)

On Sept 11, 2008, the Company received proceeds of $200,000 under a Securities Purchase Agreement from La Jolla Cove Investors, Inc. This transaction involves three related agreements: 1) a Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $2,000,000 of funds, 2) a convertible debenture totaling $2,000,000, with an interest rate of 7 1/4% and a maturity date of September 30, 2011, and 3) a secured note receivable in the amount of $1,800,000 with an interest rate of 8 1/4% and maturity date of September 30, 2011 due from the holder of the convertible debenture.

Conversion of outstanding debentures into common shares is at the option of the holder at a price equal to the dollar amount of the debenture divided by the lesser of $.35 per share or 80% of the three lowest volume weighted average prices during a 20 day trading period. At the time of the transaction (September 11, 2008), the derivative value of this security was calculated to be $1,176,471. On June 30, 2011, the derivative value of this security was calculated to be $3,468.

On March 16, 2011, the holder and the Company entered into a termination agreement whereby $1,800,000 of the principal of both the note receivable and the convertible debenture, plus $90,291 in accrued interest receivable and $84,175 in accrued interest payable, was cancelled. Additionally in connection with the termination, the Company paid the holder $17,000 and assigned to a consultant engaged by the Company the unconverted portion of the convertible debenture in the amount of $10,000, which had been fully funded in cash and which was converted in full together with accrued interest of $500 for 2,560,976 shares of common stock during the quarter ended September 30, 2011 and as of September 30, 2011, this convertible note has been satisfied in full.

Arrangement #2 (JMJ Financial, Inc.)

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

At the commitment date, the derivative value of the embedded conversion feature of such security was $536,000 and the debt discount was valued at $636,000. As of June 30, 2011, this value was calculated to be $472,773. During the year ended June 30, 2011 the holder converted $33,750 of principal into 10,000,000 shares of common stock and amortization of debt discount amounted to $412,332, reducing the debt discount balance to $100,000. On September 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2011, this estimated liability had decreased to $235,517, a decrease this period of $237,206, creating a non-cash credit to earnings for the three months ended September 30, 2011 of that amount. During the three month period ended September 30, 2011, the Company reduced the note payable and debt discount by $42,000 in proportion with the amount funded to the total original funding commitment and amortization of debt discount amounted to $11,600 reducing the balance to $43,400. Also during the three months ended September 30, 2011 $54,456 of principle was converted into 14,187,500 shares of common stock. As of September 30, 2011, this convertible note has $609,294 outstanding.

Based upon the price of the Company’s common stock on June 30, 2011 of $.0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 222,142,857 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated. Based upon the price of the Company’s common stock on September 30, 2011 of $.0047 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 277,948,500 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated.

The Company and the holder negotiated amendments to this agreement, and funding and conversions did not occur between April, 2011 and September, 2011, when the agreement was revised to have a floor conversion price of $.0040. For accounting purposes the note receivable has been fully reserved, and the liability is recorded, when netted against the debt discount and cumulative conversions, at the amount funded. Based upon the price of the Company’s common stock on June 30, 2011, the net liability of this note is convertible into approximately 115,380,952 shares of common stock. Based upon the price of the Company’s common stock on September 30, 2011, the net liability of this note is convertible into approximately 152,323,500 shares of common stock.

Arrangement #3 (JMJ Financial, Inc.)

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

At the time of the transaction, the derivative value of the embedded conversion feature of this security was calculated to be $542,714. As of June 30, 2011, this value was calculated to be $607,994. During the year ended June 30, 2011 amortization of debt discount amounted to $418,552, reducing the debt discount balance to $100,000. On September 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2011, this estimated liability had decreased to $317,753, a decrease this period of $290,241, creating a non-cash credit to earnings for the three months ended September 30, 2011 of that amount. During the three month period ended September 30, 2011, the Company reduced the note payable and debt discount by $79,000 in proportion with the amount funded to the total original funding commitment and amortization of debt discount amounted to $3,600 reducing the balance to $17,400. As of September 30, 2011, this convertible note has $321,000 outstanding.

Based upon the price of the Company’s common stock on June 30, 2011 of $.0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 285,714,286 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated. Based upon the price of the Company’s common stock on September 30, 2011 of $.0047 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 375,000,000 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated.

The Company and the holder negotiated amendments to this agreement, and funding and conversions did not occur between April, 2011 and September, 2011, when the agreement was revised to have a floor conversion price of $.0040. For accounting purposes the note receivable has been fully reserved, and the liability is recorded, when netted against the debt discount and cumulative conversions, at the amount funded. Based upon the price of the Company’s common stock on June 30, 2011, the net liability of this note is convertible into approximately 38,095,238 shares of common stock. Based upon the price of the Company’s common stock on September 30, 2011, the net liability of this note is convertible into approximately 80,250,000 shares of common stock.

Arrangement #4 (JMJ Financial, Inc.)

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

At the time of the transaction, the derivative value of the embedded conversion feature of this security was calculated to be $421,891 and at June 30, 2011, the estimated liability was calculated to be $486,795. During the year ended June 30, 2011 amortization of debt discount amounted to $378,761, reducing the debt discount balance to $100,000. On September 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2011, this estimated liability had decreased to $254,203, a decrease this period of $232,592, creating a non-cash credit to earnings for the three months ended September 30, 2011 of that amount. During the three month period ended September 30, 2011, the Company reduced the note payable and debt discount by $91,000 in proportion with the amount funded to the total original funding commitment and amortization of debt discount amounted to $1,543 reducing the balance to $7,457. As of September 30, 2011, this convertible note has $109,000 outstanding.

Based upon the price of the Company’s common stock on June 30, 2011 of $.0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 228,571,429 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated. Based upon the price of the Company’s common stock on September 30, 2011 of $.0047 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 300,000,000 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated.

The Company and the holder negotiated amendments to this agreement, and funding and conversions did not occur between April, 2011 and September, 2011, when the agreement was revised to have a floor conversion price of $.0040. For accounting purposes the note receivable has been fully reserved, and the liability is recorded, when netted against the debt discount and cumulative conversions, at the amount funded. Based upon the price of the Company’s common stock on June 30, 2011, the net liability of this note is convertible into approximately 19,047,619 shares of common stock. Based upon the price of the Company’s common stock on September 30, 2011, the net liability of this note is convertible into approximately 27,250,000 shares of common stock.

Arrangement #5 (J. Fife)

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

At the time of the transaction, the embedded conversion feature of this security was calculated to be $193,767 and the loan discount totaled $243,767 and at June 30, 2011, the estimated liability was calculated to be $78,065 and the debt discount had been amortized to $0. Also during the year ended June 30, 2011 approximately $30,000 of additional interest and $28,000 of intervention fees were added to the note balance for exceeding the first anniversary and the curtailment of conversions in April, 2011. On September 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2011 and conversions during the period this estimated liability had decreased to $28,069, a decrease this period of $49,996, creating a non-cash credit to earnings for the three months ended September 30, 2011 of that amount.

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

At the time of the transaction, the embedded conversion feature of this security for this incremental liability and loan discount was calculated to be $20,005 and at June 30, 2011, the estimated liability was calculated to be $15,556 and the debt discount had been amortized to $0. On September 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2011, this estimated liability decreased to $11,651, a decrease for the period from October 22, 2010 through September 30, 2011 of $3,905 creating a non-cash charge to earnings for the quarter ended September 30, 2011 of that amount.

On September 13, 2011 the Company entered into a second Forbearance Agreements with John Fife restructuring the investment. Under the terms of the Forbearance Agreement the agreed principal and accrued interest amount of the Convertible Note outstanding was $328,000 and the two additional promissory notes were cancelled. The Convertible Note which originally scheduled to mature March 4, 2011was extended until June 30, 2012 and a floor of $.0040 was put in the conversion price feature. Increases in the principal amount of the convertible note are also be convertible into common stock of the Company at the option of the holder at a price equal to the dollar amount of the note being converted divided by 75% of the three lowest volume weighted average prices during the 20 day trading period immediately preceding the date of conversion. During the three months ended September 30, 2011 $47,250 of principle was converted into 10,000,000 shares of common stock.

As of September 30, 2011, this convertible note has a total of $187,505 of principle and $93,245 of accrued interest outstanding, convertible into 46,876,218 shares of common stock.

Arrangement #6 (J. Wright)

On August 11, 2011 the Company issued to Jay Wright a Convertible Note plus a Warrant in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $25,000 in gross proceeds. The instrument is in the principal amount of $25,000 and matures on February 11, 2011. Interest only is payable at the rate of 1% per month by the Company to the holder until maturity. The Convertible Note may be converted into common stock of the Company at $.0068 per share, provided, however, such price may be adjusted downward if the Company issues any common stock below such price. The Warrant gives the holder the right for a period of 5 years to purchase up to 3,676,471 shares of the Company’s common stock also at $.0068 per share subject also to a downward adjustment to provide anti-dilution protection.

All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $4,660 and the loan discount totaled the same. On September 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2011 and conversions during the period this estimated liability had increased to $8,411, an increase this period of $3,751, creating a non-cash charge to earnings for the three months ended September 30, 2011 of that amount. During the three month period ended September 30, 2011 amortization of debt discount amounted to $1,306 reducing the balance to $3,354.

As of September 30, 2011, this convertible note has $25,000 of principle and $400 of accrued interest outstanding, convertible into 6,250,000 shares of common stock.

Arrangement #7 (St. George Investments)

On September 13, 2011 the Company issued a second Convertible Note to John Fife in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933. The initial principal amount of the first funded tranche of the Convertible Note was $357,500 and the Company received cash proceeds of $300,000. A second tranche of the Convertible Note in the amount of $200,000 cash is funded upon the filing by the Company of a Registration Statement on Form S-1 with the Securities and Exchange Commission providing for the registration of 185,400,000 shares of common stock that may be converted into from time to time by the holder of the Convertible Note. The instrument is convertible into the Company’s common stock at 75% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 20 day trading period immediately preceding such conversion. Absent an effective Registration Statement, the holder of the Convertible Note may not sell any common stock prior to 6 months from the date of funding of each of the respective tranches of such instrument under Rule 144 of the Securities Act of 1933.

All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $137,481 and the loan discount totaled 194,981. On September 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2011 and conversions during the period this estimated liability had decreased to $97,614, a decrease this period of $39,868, creating a non-cash credit to earnings for the three months ended September 30, 2011 of that amount. During the three month period ended September 30, 2011 amortization of debt discount amounted to $10,993 reducing the balance to $183,987.

As of September 30, 2011, this convertible note has $357,500 of principle and $1,250 of accrued interest outstanding, convertible into 95,016,611 shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

1.	Form 8K dated July 29, 2011 announcing Letter of Intent to acquire Energy Innovative Partners.

2.	Form 8K dated August 30, 2011 announcing Officer and Director stock compensation.

3.	Form 8K dated September 12, 2011 announcing amendment of JMJ Financial Convertible Notes.

4.	Form 8K dated September 16, 2011 announcing amendment to Convertible Note with J. Fife.

EXHIBITS
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: November 14, 2011	By:/s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President Chief Financial Officer and General Counsel