Form 10-Q/A
period 2011-09-30
MPHASE TECHNOLOGIES INC
filed 2011-12-06
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED September 30, 2011

COMMISSION FILE NO. 000-30202

FORM 10-Q/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 (the “10-Q”), is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

1.	Form 8K dated July 29, 2011 announcing Letter of Intent to acquire Energy Innovative Partners.

2.	Form 8K dated August 30, 2011 announcing Officer and Director stock compensation.

3.	Form 8K dated September 12, 2011 announcing amendment of JMJ Financial Convertible Notes.

4.	Form 8K dated September 16, 2011 announcing amendment to Convertible Note with J. Fife.

EXHIBITS
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
101**	Interactive data files pursuant to Rule 405 of Regulation S-T

* These exhibits were previously included in mPhase Technology Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 14, 2011.
** Filed with this Form 10-Q/A for mPhase Technology Inc.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: December 6, 2011	By:/s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President Chief Financial Officer and General Counsel