Form 10-Q
period 2011-12-31
MPHASE TECHNOLOGIES INC
filed 2012-02-14
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED December 31, 2011

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

YES [ X ]             NO [     ]

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF February 5, 2012 IS 2,877,764,439 SHARES, ALL OF ONE CLASS OF $.01 PAR VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION	3

Item 1	Consolidated Balance Sheets June 30, 2011 (Audited) and December 31, 2011 (Unaudited)	3
	Unaudited Consolidated Statements of Operations-Three Months Ended December 31, 2010 and 2011 and from October 2, 1996 (Date of Inception) to December 31, 2011	4
	Unaudited Consolidated Statements of Operations-Six Months Ended December 31, 2010 and 2011 and from October 2, 1996 (Date of Inception) to December 31, 2011	5
	Unaudited Consolidated Statement of Changes in Stockholders’ Equity (Deficit) Six Months Ended December 31, 2011	6
	Unaudited Consolidated Statement of Cash Flow-Six Months Ended December 31, 2010 and 2011 and from October 2, 1996 (Date of Inception) to December 31, 2011	7
	Notes to Consolidated Financial Statements	8
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3	Quantitative and Qualitative Disclosures about Market Risk	27
Item 4	Controls and Procedures	27
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	35
Item 4.	(Removed and Reserved)
Item 5.	Other Information	35
Item 6	Exhibits and Reports on Form 8-K	35
Signature Page		36

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2011
		(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,744	$2,009
Stock subscription receivable	50,000	-
Inventory	102,532	100,318
Prepaid and other current assets	35,242	29,216
TOTAL CURRENT ASSETS	$189,518	$131,543

Property and equipment, net	45,114	42,262
Other Assets	-	12,500

TOTAL ASSETS	$234,632	$186,305

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$735,145	$749,922
Accrued expenses	162,038	206,821
Due to related parties	177,242	176,761
Notes payable, related parties	875,724	952,154
Short term notes	65,000	65,000
Accounts Payable and Accrued Expenses-Discontinued
Activities	868,376	868,376
Current Portion, Long term debt	11,486	12,156
TOTAL CURRENT LIABILITIES	$2,895,011	$3,031,190

Long term portion Equipment loan	16,315	10,066

OTHER OBLIGATIONS CONVERTIBLE TO EQUITY- (Note 3 )
Convertible debt derivative liability	1,664,575	249,700
Convertible debentures, net of discount of $300,000 and $288,259 on June 30, 2011 and December 31, 2011, respectively	1,250,505	1,409,110

COMMITMENTS AND CONTINGENCIES -(Note 4)

STOCKHOLDERS’ DEFICIT
Common stock, par value $.01, 6,000,000,000 shares authorized, 1,628,502,264 and 2,795,950,740 shares issued and outstanding at June 30, 2011 and December 31, 2011, respectively	16,285,022	27,959,507
Additional paid in capital	172,775,132	168,510,973
Deferred Compensation	-	(283,083)
Deficit accumulated during development stage	(194,643,955)	(200,693,185)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS’ DEFICIT	($5,591,774)	($4,513,761)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$234,632	$186,305

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		Date of
			Inception to
	December 31,	December 31,	December 31,
	2010	2011	2011

REVENUES	$1,343	$1,261	$744,900

COSTS AND EXPENSES

Cost of Sales	5,191	1,007	117,542

Research and Development (including non-cash stock related charges of $0, $0 and $205,733 for the three months ended December 31, 2010 & 2011 and inception to date respectively)	140,815	9,985	12,308,950

General and Administrative (including non-cash stock related charges of $0, $0 and $19,274,854 for the three months ended December 31, 2010 & 2011 and inception to date respectively)	446,701	346,820	34,465,334

Depreciation and Amortization	3,873	3,681	585,692

TOTAL COSTS AND EXPENSES	596,580	361,493	47,477,518

OPERATING LOSS	$(595,237)	$(360,232)	$(46,732,618)

OTHER INCOME (EXPENSE)
Interest (Expense)	(25,401)	(44,285)	(2,742,560)
Net Reparation, Impairment and Other Income (Expense)	0	0	(6,582,981)
Net (Charges)/Credits related to Convertible Debt	(100,471)	534,509	(91,213)

TOTAL OTHER INCOME (EXPENSE)	(125,872)	490,224	(9,416,754)

Income (Loss) From Continuing Operations, before Income Taxes	(721,109)	129,992	(56,149,372)

Income (Loss) From Discontinued Operations, Net of Income Taxes of $0 in 2010 and 2011, offset by benefit from tax loss carryforwards of $0 in 2010 and 2011 (including non-cash stock related charges of $0, $0 and $57,515,718 for the three months ended December 31, 2010 & 2011 and inception to date respectively)	-	-	(144,543,812)

Income Taxes	-	-	-

Net Income (Loss)	$(721,109)	$129,992	$(200,693,184)

Net loss per share from:
Continuing Operations-Basic	$0.00	$0.00
Discontinued Operations-Basic	-	-

Continuing Operations-Diluted	N/A	$0.00
Discontinued Operations-Diluted	N/A	-

Weighted Average Number of Shares Outstanding;
Basic	1,226,037,125	2,765,647,479
Diluted	N/A	3,608,180,728

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Six Months Ended		Date of
			Inception to
	December 31,	December 31,	December 31,
	2010	2011	2011

REVENUES	$30,151	$1,261	$744,900

COSTS AND EXPENSES

Cost of Sales	14,658	1,578	117,542

Research and Development (including non-cash stock related charges of $0, $0 and $205,733 for the six months ended December 31, 2010 & 2011 and inception to date respectively)	334,595	51,388	12,308,950

General and Administrative (including non-cash stock related charges of $62,945, $6,520,500 and $19,274,854 for the six months ended December 31, 2010 & 2011 and inception to date respectively)	969,695	7,235,281	34,465,334

Depreciation and Amortization	7,746	7,362	585,692

TOTAL COSTS AND EXPENSES	1,326,694	7,295,609	47,477,518

OPERATING LOSS	$(1,296,543)	$(7,294,348)	$(46,732,618)

OTHER INCOME (EXPENSE)
Interest (Expense)	(55,341)	(114,975)	(2,742,560)
Net Reparation, Impairment and Other Income (Expense)	0	1,131	(6,582,981)
Net (Charges)/Credits related to Convertible Debt	2,625,264	1,358,963	(91,213)

TOTAL OTHER INCOME (EXPENSE)	2,569,923	1,245,119	(9,416,754)

Income (Loss) From Continuing Operations, before Income Taxes	1,273,380	(6,049,229)	(56,149,372)

Income (Loss) From Discontinued Operations,
Net of Income Taxes of $0 in 2010 and 2011, offset by benefit from tax loss carryforwards of $0 in 2010 and 2011 (including non-cash stock related charges of $0, $0 and $57,515,718 for the six months ended December 31, 2010 & 2011 and inception to date respectively)	-	-	(144,543,812)

Income Taxes	-	-	-

Net Income (Loss)	$1,273,380	$(6,049,229)	$(200,693,184)

Net loss per share from:
Continuing Operations-Basic	$0.00	$0.00
Discontinued Operations-Basic	-	-

Continuing Operations-Diluted	$0.00	N/A
Discontinued Operations-Diluted	-	N/A

Weighted Average Number of Shares Outstanding;
Basic	1,226,037,125	2,420,848,610
Diluted	1,649,798,040	N/A

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2011
(UNAUDITED)

	Common Stock
				Additional			Shareholders’
		$.01 Par	Treasury	Paid in	Deferred	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Compensation	Deficit	Equity
Balance June 30, 2011	1,628,502,264	$16,285,022	$(7,973)	$172,775,132	$-	$(194,643,955)	$(5,591,774)
Conversions of Convertible Debentures plus accrued interest	86,448,476	864,485	-	(513,479)	-	-	351,006
Issuance of Common Stock for Services	1,035,000,000	10,350,000	-	(3,829,500)	-	-	6,520,500
Deferred stock compensation	-	-	-	339,700	(339,700)	-	-
Beneficial Conversion feature of Notes Payable, including $2,320 on Officers’ Notes Payable				2,320			2,320
Issuance of Common Stock to accredited investors in private placement, net of $8,000 fees	20,000,000	200,000	-	(128,000)		-	72,000
Amortization of deferred stock compensation	-	-	-	-	56,617	-	56,617
Common Stock issued to cover Commitment and Transaction Fees of Equity Line of Credit	26,000,000	260,000		(135,200)			124,800
Net Loss for the Six Months Ended December 31, 2011	-	-	-	-	-	(6,049,229)	(6,049,229)
Balance December 31, 2011	2,795,950,740	$27,959,507	$(7,973)	$168,510,973	$(283,083)	$(200,693,184)	$(4,513,761)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			2-Oct-96
	Six Months Ended		(Date of Inception)
	December 31,	December 31,	To December 31,
	2010	2011	2011
Cash Flow From Operating Activities:
Net Income (Loss) From Continuing Operations	$1,273,380	$(6,049,229)	$(56,149,372)
Net Income (Loss) From Discontinued Operations	$0	$0	$(144,543,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,571	8,850	7,469,636
(Gain) loss on debt extinguishments	-	-	(1,342,519)
Non-cash charges relating to issuance of common stock,
common stock options and warrants	62,945	6,520,500	76,899,189
Reparation charges	-	-	8,264,264
Derivative Value and Debt Discount charges	(2,625,264)	(1,358,964)	724,363
Write off of Granita Inventory/ Sovereign Investment	-	-	615,910
Other non cash charges including amortization of deferred compensation and beneficial conversion interest expense	-	60,308	2,773,209
Changes in assets and liabilities:
Accounts receivable	100,453	-	427,876
Inventories	(29,093)	2,214	(610,789)
Prepaid expenses and Other current assets	(166,168)	6,026	51,845
Other	-	(12,500)	894,035
Accounts payable, Accrued expenses, Deferred revenue	445,686	115,421	9,093,889
Due to/from related parties
Microphase / Janifast//Lintel	(10,448)	(481)	5,500,320
Officers and Other	-	-	1,711,357
Net cash used in operating activities	($934,938)	($707,855)	($88,220,599)
Cash Flow from Investing Activities:
Payments related to patents and licensing rights	-	-	(450,780)
Purchase of fixed assets	(5,933)	(7,129)	(3,315,622)
Investment in Sovereign	-	-	(110,000)
Net Cash (used) in investing activities	(5,933)	(7,129)	(3,876,402)
Cash Flow from Financing Activities:
Proceeds from issuance of common stock,
exercises of warrants, net of finders fees	112,500	122,000	83,261,379
Payment of short term notes & equipment loans	(2,228)	(2,751)	(1,301,550)
Advances from Microphase	-	-	347,840
Issuance of Convertible Debentures	-	575,000	1,341,500
Net Proceeds (Repayment) from notes payable related parties	(63,980)	21,000	(403,659)
Proceeds from the collection of Notes Receivable under securities purchase agreements	900,600	-	8,339,500
Sale of minority interest in Granita subsidiary	-	-	514,000
Net cash provided by financing activities	946,892	715,249	92,099,010

Net increase (decrease) in cash	$6,021	$265	$2,009
CASH AND CASH EQUIVALENTS, beginning of period	$228,437	$1,744	-
CASH AND CASH EQUIVALENTS, end of period	$234,458	$2,009	$2,009

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

mPhase Technologies, Inc. (the "Company") was organized on October 2, 1996 and is in the development stage, as defined by Statement of Accounting Standards Codification ("ASC") 915-10-20, "Accounting and Reporting by Development Stage Enterprises." The Company’s present activities are focused on microfluidics, microelectromechanical systems (MEMS) and nanotechnology. Since mPhase is in the development stage, the accompanying consolidated financial statements should not be regarded as typical for normal operating periods.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ending December 31, 2011 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2011.

Through December 31, 2011, the Company had incurred cumulative (a) development stage losses totaling $200,693,184, (b) stockholders’ deficit of $4,513,760 and (c) negative cash flow from operations equal to $88,220,599. At December 31, 2011, the Company had $2,009 of cash and $0 of trade receivables to fund short-term working capital requirements. In addition, the Company relies on the continuation of funding under certain convertible securities agreements (See Note 3). The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

The Company uses the First In First Out method (FIFO) to account for inventory which is carried at cost. As of June 30, 2011, inventory consisted primarily of Emergency Flashlights and their component parts and was valued at $102,532. As of December 31, 2011, (unaudited) inventory consisted primarily of Emergency Flashlights and was valued at $100,318. Appropriate reserves have been taken to assure that the cost of such inventory does not exceed the expected resale value of each configuration of the component parts as specified for the current and pending higher end models of the Emergency Flashlight line.

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

LOSS PER COMMON SHARE, BASIC AND DILUTED

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had warrants to purchase 19,323,974 shares of its common stock and options to purchase 109,825,000 shares of its common stock outstanding at December 31, 2011, as well as convertible debentures and convertible notes plus accrued interest thereon held by officers of the Company convertible into approximately 549,292,262 and 238,038,545 shares of the Company’s common stock based upon the conversion terms at December 31, 2011. In periods reporting a loss the inclusion of warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share and have been omitted in such computation.

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

8

2.	SUPPLEMENTAL CASH FLOW INFORMATION

For the six months ended
December 31,

	2010	2011
Interest Received from Notes Receivable	$74,400	$-
Interest Accrued Unpaid	$353,030	$140,889
Extension & Conversion Fees on Convertible Debt	$55,000	73,870

Non Cash Investing and Financing Activities:

Conversion of Convertible Debt and Accrued Interest	$1,262,400	$351,006
Beneficial Conversion of Officers’ Notes and	$-	$2,320
Conversion of Accounts Payable

3.	EQUITY TRANSACTIONS AND CONVERTIBLE DEBT

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

Effective June 2005, June 2006, and June 2008, the Company received authorization to increase the number of authorized shares to 500 million, 900 million and 2 billion, respectively. On April 25, 2009, July 15, 2010, and again on November 1, 2010, the Board of Directors approved motions to further increase, subject to shareholder approval, the authorized shares of common stock to 3 billion shares, 4 billion shares and 6 billion shares, respectively. The latest increase in the number of authorized shares of common stock to 6 billion was approved at a Special Meeting of Shareholders of the Company held on June 29, 2011, so that as of December 31, 2011 the Company has 6 billion authorized shares of common stock.

Private Placements

During the six months ended December 31, 2011, the Company issued 20 million shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $80,000 and paying finder’s fees in the amount of $8,000. The proceeds were used by the Company as working capital.

During the six months ended December 31, 2010, the Company issued 25,000,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $125,000 and paid finder’s fees in the amount of $12,500. The proceeds were used by the Company as working capital

Stock Based Compensation

During the six months ended December 31, 2011, the Company issued 1,035,000,000 shares of common stock to officers and directors, valued at $ 6,520,500, the entire amount of which is included general and administrative expenses in the Consolidated Statements of Operations for that period. Also during the three months ended September 30, 2011, the Company issued no shares of its common stock to consultants and the Board of Directors revised the exercise price of options to purchase up to 98,000,000 shares of common stock previously granted to officers in September, 2008 (originally exercisable for 5 years with an exercise price of 5 cents per share). The exercise price of options to purchase up to 98,000,000 shares was revised to $.0040; the incremental cost of $339,700 was recorded as deferred compensation which will be amortized to expense through September 18, 2013.

During the six months ended December 31, 2010, the Company did not issue any stock compensation, warrants or options to officers or employees and issued 5,075,000 shares of its common stock to consultants valued at $62,945.

Conversion of Debt Securities

During the six months ended December 31, 2011, $351,006 of convertible debt and accrued interest thereon was converted into 88,448,476 shares of common stock.

During the six months ended December 31, 2010, $1,262,400 of convertible debt and accrued interest thereon was converted into 1,676,058 shares of common stock.

Long Term Convertible Debentures / Notes Receivable / Debt Discount

The Company had 7 separate convertible debt arrangements with independent investors active during the quarter ended December 31, 2011.

During the six months ended December 31, 2011, $351,006 of these convertible debt arrangements and accrued interest thereon was converted into 88,448,476 shares of common stock. These transactions are intended to provide liquidity and capital to the Company and are summarized below.

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

On March 16, 2011, the holder and the Company entered into a termination agreement whereby $1,800,000 of the principal of both the note receivable and the convertible debenture, plus $90,291 in accrued interest receivable and $84,175 in accrued interest payable, was cancelled. Additionally in connection with the termination, the Company paid the holder $17,000 and assigned to a consultant engaged by the Company the unconverted portion of the convertible debenture in the amount of $10,000, which had been fully funded in cash and which was converted in full together with accrued interest of $500 for 2,560,976 shares of common stock during the quarter ended September 30, 2011 and as of September 30, 2011, this convertible note had been satisfied in full.

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

At the commitment date, the derivative value of the embedded conversion feature of such security was $536,000 and the debt discount was valued at $636,000. As of June 30, 2011, this value was calculated to be $472,773. During the year ended June 30, 2011 the holder converted $33,750 of principal into 10,000,000 shares of common stock and amortization of debt discount amounted to $412,332, reducing the debt discount balance to $100,000. On September 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2011, this estimated liability had decreased to $235,517, a decrease this period of $237,206, creating a non-cash credit to earnings for the three months ended September 30, 2011 of that amount. On December 31, 2011, given the changes in the Company’s stock price during the 20 day look-back period for December 31, 2011, this estimated liability had decreased to $14,275, a decrease this period of $221,242, creating a non-cash credit to earnings for the three months ended December 31, 2011 of that amount.

During the six month period ended December 31, 2011, the Company reduced the note payable and debt discount by $42,000 in proportion with the amount funded to the total original funding commitment and amortization of debt discount amounted to $11,600 reducing the balance to $43,400. Also during the six month period ended December 31, 2011 $174,456 of principle was converted into 34,187,500 shares of common stock. As of December 31, 2011, the Company had incurred $45,000 of conversion fees during the six months then ended and this convertible note has $534,294 outstanding.

Based upon the price of the Company’s common stock on June 30, 2011 of $.0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 222,142,857 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated. Based upon the price of the Company’s common stock on December 31, 2011 of $.0031 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 247,948,500 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated.

The Company and the holder negotiated amendments to this agreement, and funding and conversions did not occur between April, 2011 and September, 2011, when the agreement was revised to have a floor conversion price of $.0040. For accounting purposes the note receivable has been fully reserved, and the liability is recorded, when netted against the debt discount and cumulative conversions, at the amount funded. Based upon the price of the Company’s common stock on June 30, 2011, the net liability of this note is convertible into approximately 115,380,952 shares of common stock. Based upon the price of the Company’s common stock on December 31, 2011, the net liability of this note is convertible into approximately 144,823,500 shares of common stock.

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

At the time of the transaction, the derivative value of the embedded conversion feature of this security was calculated to be $542,714. As of June 30, 2011, this value was calculated to be $607,994. During the year ended June 30, 2011 amortization of debt discount amounted to $418,552, reducing the debt discount balance to $100,000. On September 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2011, this estimated liability had decreased to $317,753, a decrease this period of $290,241, creating a non-cash credit to earnings for the three months ended September 30, 2011 of that amount. On December 31, 2011, given the changes in the Company’s stock price during the 20 day look-back period for December 31, 2011, this estimated liability had decreased to $21,589, a decrease this period of $296,164, creating a non-cash credit to earnings for the three months ended December 31, 2011 of that amount.

During the six month period ended December 31, 2011, the Company reduced the note payable and debt discount by $79,000 in proportion with the amount funded to the total original funding commitment and amortization of debt discount amounted to $3,600 reducing the balance to $17,400. As of December 31, 2011, this convertible note has $321,000 outstanding.

Based upon the price of the Company’s common stock on June 30, 2011 of $.0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 285,714,286 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated. Based upon the price of the Company’s common stock on December 31, 2011 of $.0031 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 375,000,000 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated.

The Company and the holder negotiated amendments to this agreement, and funding and conversions did not occur between April, 2011 and September, 2011, when the agreement was revised to have a floor conversion price of $.0040. For accounting purposes the note receivable has been fully reserved, and the liability is recorded, when netted against the debt discount and cumulative conversions, at the amount funded. Based upon the price of the Company’s common stock on June 30, 2011, the net liability of this note is convertible into approximately 38,095,238 shares of common stock. Based upon the price of the Company’s common stock on December 31, 2011, the net liability of this note is convertible into approximately 80,250,000 shares of common stock.

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

At the time of the transaction, the derivative value of the embedded conversion feature of this security was calculated to be $421,891 and at June 30, 2011, the estimated liability was calculated to be $486,795. During the year ended June 30, 2011 amortization of debt discount amounted to $378,761, reducing the debt discount balance to $100,000. On September 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2011, this estimated liability had decreased to $254,203, a decrease this period of $232,592, creating a non-cash credit to earnings for the three months ended September 30, 2011 of that amount. On December 31, 2011, given the changes in the Company’s stock price during the 20 day look-back period for December 31, 2011, this estimated liability had decreased to $17,272, a decrease this period of $236,931, creating a non-cash credit to earnings for the three months ended December 31, 2011 of that amount.

During the six month period ended December 31, 2011, the Company reduced the note payable and debt discount by $91,000 in proportion with the amount funded to the total original funding commitment and amortization of debt discount amounted to $1,543 reducing the balance to $7,457. As of December 31, 2011, this convertible note has $109,000 outstanding.

Based upon the price of the Company’s common stock on June 30, 2011 of $.0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 228,571,429 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated. Based upon the price of the Company’s common stock on December 31, 2011 of $.0031 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 300,000,000 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated.

The Company and the holder negotiated amendments to this agreement, and funding and conversions did not occur between April, 2011 and September, 2011, when the agreement was revised to have a floor conversion price of $.0040. For accounting purposes the note receivable has been fully reserved, and the liability is recorded, when netted against the debt discount and cumulative conversions, at the amount funded. Based upon the price of the Company’s common stock on June 30, 2011, the net liability of this note is convertible into approximately 19,047,619 shares of common stock. Based upon the price of the Company’s common stock on December 31, 2011, the net liability of this note is convertible into approximately 27,250,000 shares of common stock.

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

As of December 31, 2011, this convertible note has a total of $97,575 of principle and $96,301 of accrued interest outstanding, convertible into 48,469,000 shares of common stock.

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $4,660 and the loan discount totaled the same. On September 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2011 and conversions during the period this estimated liability had increased to $8,411, an increase this period of $3,751, creating a non-cash charge to earnings for the three months ended September 30, 2011 of that amount. During the three month period ended September 30, 2011 amortization of debt discount amounted to $1,306 reducing the balance to $3,354. During the six month period ended December 31, 2011 amortization of debt discount amounted to $2,304 reducing the balance to $1,050.

As of December 31, 2011, this convertible note has $25,000 of principle and $1,150 of accrued interest outstanding, convertible into 6,250,000 shares of common stock.

Arrangement #7 (St. George Investments)

On September 13, 2011 the Company issued a second Convertible Note to John Fife in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933. The initial principal amount of the first funded tranche of the Convertible Note was $357,500 and the Company received cash proceeds of $300,000. A second tranche of the Convertible Note in the amount of $200,000 cash is funded upon the filing by the Company of a Registration Statement on Form S-1 with the Securities and Exchange Commission providing for the registration of 185,400,000 shares of common stock that may be converted into from time to time by the holder of the Convertible Note. The instrument is convertible into the Company’s common stock at 80% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 20 day trading period immediately preceding such conversion. Absent an effective Registration Statement, the holder of the Convertible Note may not sell any common stock prior to 6 months from the date of funding of each of the respective tranches of such instrument under Rule 144 of the Securities Act of 1933.

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

As of December 31, 2011, this convertible note has $557,500 of principle and $11,938 of accrued interest outstanding, convertible into 219,373,033 shares of common stock.

Arrangement#8- Asher Enterprises, Inc.

On November 17, 2011 the Company issued to Asher Enterprises, Inc. a Convertible Note plus a Warrant in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $53,000 in gross proceeds, net of $3000 closing fees. The instrument is in the principal amount of $53,000 and matures on November 17, 2012. Interest only is payable at the rate of 8% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $47,970 and the loan discount totaled the same. On December 31, 2011, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had decreased to $37,338, a decrease this period of $10,632, creating a non-cash credit to earnings for the three months ended December 31, 2011 of that amount. During the three month period ended December 31, 2011 amortization of debt discount amounted to $5,782 reducing the balance to $42,188.

As of December 31, 2011, this convertible note has $53,000 of principle and $530 of accrued interest outstanding, convertible into 29,120,879 shares of common stock. In connection with this transaction the Company reserved 102,713,178 shares of its Common Stock.

The following table summarizes notes payable under convertible debt and debenture agreements as of June 30, 2011 and December 31, 2011 (unaudited):

	30-Jun-11		31-Dec-11
			(unaudited)
	Amount		Amount
Arrangement #1- LaJolla Cove Investors, Inc. (…1)	$10,000		$-
less: reserve for utilization -LaJolla Cove Investors, Inc	$-	$
Arrangement #2 - JMJ Financial, Inc	$705,750		$534,294
Arrangement #3 - JMJ Financial, Inc	$400,000		$321,000
Arrangement #4 - JMJ Financial, Inc	$200,000		$109,000
Arrangement #5 - J. Fife	$234,755		$97,575
Arrangement #6 - Jay Wright	$-		$25,000
Arrangement #7 - St. George Investments	$-		$557,500
Arrangement#8-Asher Enterprises, Inc.	$-		$53,000

total notes payable	$1,550,505		$1,697,369

less: unamortized debt discount	$(300,000)		$(288,259)

Convertible Notes payable-long term portion	$1,250,505		$1,409,110

DERIVATIVE LIABILITY

The Company has estimated the value of the derivative liability associated with its convertible debt. Such estimate is based on a Black Scholes calculation at the time the debt was issued. At each reporting period, the value of this liability is marked to market and adjusted accordingly. Such adjustments are included in Other Income (Expense).

EQUITY LINE OF CREDIT

The Company entered into a $10,000,000 equity line of Credit with Dutchess Opportunity Fund II, LLC in December of 2011. Under the equity line, the Company is eligible to “PUT” to the fund, 20,000,000 shares of its common stock during any pricing period. The Company has registered a total of 250,000,000 shares of its common stock on a Form S-1 Registration Statement with the Securities and Exchange Commission that was declared effective on January 17, 2012 in connection with the Dutchess Equity Line. As of February 3, 2012, the Company has received $26,400 of proceeds under the Equity Line. The amount of proceeds to be received under the Equity Line, will depend upon the stock price of the Company at the various points in time it exercises the Put Option.

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

The Company has offered and sold convertible notes to JMJ Financial in the aggregate principal amount plus accrued interest of $10,270,400 through December 31, 2011. Such convertible notes provide cash funding to the Company of up to $9,500,600. Through December 31, 2011, approximately $6,472,000 of cash has been received by the Company, $5,990,606 of which has been converted by JMJ Financial into a substantial number of shares of common stock without registration under the Securities Act of 1933, as amended, or qualification under state securities laws. The Company believes that any sales of common stock by JMJ are in full compliance with Rule 144 of the Securities Act of 1933, as amended, and has obtained an opinion of outside counsel regarding such compliance.

Nevertheless, it is possible such compliance could be challenged in the future by either regulatory agencies or shareholders. In particular, questions regarding the economic risk of JMJ Financial with respect to the collateral required under the secured note delivered by JMJ Financial in payment of the purchase price for the Company’s convertible note could be raised since the secured note contains a prepayment provision allowing JMJ to prepay such note, in full, by returning the convertible note. If a court of law determines that any offer or sale of common stock of the Company received in a conversion by JMJ Financial was not in compliance with Rule 144 then JMJ could be deemed to be an underwriter. The result would be that the Company would have been engaged in a primary offering of common stock through an underwriter in violation of the registration requirements of the Securities Act of 1933, as amended.

The Securities Act of 1933, as amended, requires that any claim for rescission is brought within one year of the violation. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the date of the violation. At December 31, 2011, approximately 395 million shares of our outstanding common stock issued in respect of our convertible note transactions with JMJ Financial could be subject to rescission with a potential liability approximating $4.261 million, including a liability of approximately $628,600 for interest at 10% per annum.

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

The table below presents reconciliation for liabilities measured at fair value on a recurring basis at December 31, 2010 and December 31, 2011:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	31-Dec-10	31-Dec-11
	$4,577,710	$1,664,575
Balance at July 1
Decrease in Derivative Liability	(3,588,646)	(1,651,364)
Debt Discounts	2,893,426	236,489
Balance at December 31	$3,883,090	$249,700

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

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At December 31, 2011, the carrying value of the notes payable and accrued interest for convertible agreements and officers’ notes was approximately $2.7 million. The JMJ convertible notes, which are due at various times through December 2012, yield an interest rate of 12%. Refer to Note 3 of these financial statements for more information about the Company’s notes payable.

6.	RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

MPhase’s President, Chief Operating Officer and Chairman of the Board are also officers of Microphase and mPhase’s President and Chairman of the Board are also shareholders of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase whereby it would use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase whereby mPhase would reimburse Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services has been $5,000 per month and in July 2008; such fees were reduced to $3,000 per month. As of July 1, 2011, the fees have increased to $3,630 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis. During the six months ended December 31, 2010 and December 31, 2011 and from inception (October 2, 1996), $22,948, $24,418 and $9,503,761 respectively, have been charged to expense. As a result of the foregoing transactions, as of December 31, 2011, the Company had a $26,761 payable to Microphase.

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

During the six months ended December 31, 2010 and 2011 and the period from inception (October 2, 1996), $0, $0 and $16,031,811 respectively, have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations in Discontinued Operations.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On December 31, 2011, Mr. Biderman’s affiliated firm of Palladium Capital Advisors was owed unpaid finders’ fees in the amount of $150,000 which is included in due to related parties.

During the six months ended December 31,2011, the Company issued 5,075,000 shares to consultants who are not considered related parties.

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

Summary of compensation to related parties for the Six Months Ended December 31, 2011

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$60,000	$57,333	$56,667			$174,000
Interest	$26,057	$17,061	$12,313			$55,430
Rent					$21,780	$21,780
G&A					$2,638	$2,638
R&D						$0
Finders Fees				$13,000		$13,000
Stock based compensation (shares issued)*	$2,488,500	$1,858,500	$1,858,500	$252,000	$63,000	$6,520,500
Stock based compensation (options previously issued & repriced)**	$173,316	$103,990	$62,394			$339,700
Total compensation	$2,747,873	$2,036,884	$1,989,874	$265,000	$87,418	$7,127,048
Common stock issued*
Options issued (5years @ 5 cents)**

Summary of compensation to related parties for the Six Months Ended December 31, 2010

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$80,000	$72,000	$70,000			$222,000
Interest	$17,589	$9,678	$8,754			$36,021
Rent					$18,000	$18,000
G&A					$4,948	$4,948
Finders Fees				$12,500		$12,500
Total compensation	$97,589	$81,678	$78,754	$12,500	$22,948	$293,469

	Total Notes
Summary of payables to related parties as of December 31, 2011	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$418,073	$273,163	$196,877	$888,112			$888,112
Due to Officers / Affiliates					$150,000	$26,761	$176,761
Interest Payable	$30,148	$19,702	$14,192	$64,042			$64,042

Total Payable to Officers / Affiliates	$448,221	$292,865	$211,068	$952,154	$150,000	$26,761	$1,128,915

	Total Notes
Summary of payables to related parties as of June 30, 2011	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total

Notes payable	$263,479	$148,306	$111,030	$522,815			$522,815
Due to Officers / Affiliates					$150,000	$27,242	$177,242
Interest Payable	$151,685	$120,498	$80,725	$352,909			$352,909

Total Payable to Officers / Affiliates	$415,164	$268,804	$191,755	$875,724	$150,000	$27,242	$1,052,966

7.	SUBSEQUENT EVENTS

From January 1, through February 3, the Company issued 7,813,699 shares of its common stock in connection with the conversion of $210,910 of the convertible debt arrangements and accrued interest thereon pursuant to Rule 144 of the Securities Act of 1933,as amended. The proceeds are being used by the Company as working capital.

On July 29, 2011 mPhase Technologies, Inc. (“XDSL”) announced that it had entered into a Letter of Intent to acquire 81% of the Common Stock of Energy Innovative Products (“ENP”) for a combination of restricted common stock and warrants. ENP has informed mPhase that it is no longer interested in pursuing the transaction.

Under the terms of the Letter of Intent, as amended, mPhase is entitled to a breakup fee of $100,000 plus repayment of a loan of $15,000 and certain other expenses paid on behalf of the Company based upon ENP electing not to go forward with the transaction. Under the terms of a security agreement between mPhase and ENP, mPhase has a security interest in all of the assets of ENP including its patents, patents pending and other intellectual property. mPhase intends to enforce all of its legal rights against ENP with respect to all monies owed.

The Company entered into a $10,000,000 equity line of Credit with Dutchess Opportunity Fund II, LLC in December of 2011. Under the equity line, the Company is eligible to “PUT” to the fund, 20,000,000 shares of its common stock during any pricing period. The Company has registered a total of 250,000,000 shares of its common stock on a Form S-1 Registration Statement with the Securities and Exchange Commission that was declared effective on January 17, 2012 in connection with the Dutchess Equity Line. As of February 3, 2012, the Company has received $26,400 of proceeds under the Equity Line. The amount of proceeds to be received under the Equity Line, will depend upon the stock price of the Company at the various points in time it exercises the Put Option.

Pursuant to Section 4(2) of the Securities Act of 1933, as amended, mPhase Technologies, Inc. issued a convertible note to Asher Enterprises in a Pirate Placement. On January 13, 2012 the Company received $35,000 cash proceeds from the sale of the Convertible Note that will be used as additional working capital. The Company reserved 136,500,000 in connection with this transaction.

ITEM 2.	MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected mPhase’s financial position and should be read in conjunction with the accompanying financial statements, financial data, and the related notes.

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

RESULTS OF OPERATIONS OVERVIEW

mPhase, a New Jersey corporation founded in 1996, is a publicly-held company with over 23,000 shareholders and approximately 1.5 billion shares of common stock outstanding. The Company’s common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. We are headquartered in Norwalk, Connecticut with offices in Little Falls, NJ. mPhase shares common office space with Microphase Corporation, a privately held company. Microphase is a leader in the field of radio frequency and filtering technologies within the defense and telecommunications industry. It has been in operation for over 50 years and supports mPhase with both engineering and administrative and financial resources as needed.

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

20

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

Non-cash compensation charges . The Company makes extensive use of stock, stock options and warrants as a form of compensation to employees, directors and outside consultants. We incurred non-cash compensation charges totaling $19,274,854 from inception (October 2, 1996) through December 31, 2011.

Other Income (Expense). Included in Other Expense are non-recurring items related to the change in the value of derivative securities and amortization as related debt discount. Such amounts will fluctuate significantly and should not be considered as recurring or in any way indicative of operating results. In addition, it has been the Company’s policy to record as an expense the cost of re-pricing securities (Reparation Cost) to raise capital.

Cumulative losses, net worth and capital needs

The Company has incurred cumulative development stage losses of $200,693,184 and negative cash flow from operations of $88,220,599 from inception through December 31, 2011. The auditors’ report for the fiscal year ended June 30, 2011 includes the statement that "there is substantial doubt of the Company’s ability to continue as a going concern". As of December 31, 2011, the Company had a negative net worth of ($4,513,760) compared to a negative net worth of ($5,591,774) as of June 30, 2011 as a result of continuing net losses, reduced in the current three months primarily by conversions of convertible notes and accrued interest in excess of the net loss for the current period.

The Company has convertible notes funded with JMJ Financial. Draws under this facility for the six months ended December 31, 2011 amounted to $0 (accounted for as a pay-down of notes receivable) and also the collection of $0 of accrued interest (included in the statement of operations). The Company has significant overhang from funded and unconverted portion of these convertible notes in excess of $1 million. The Company anticipates it will need to establish new and additional funding sources for fiscal year 2012. The Company raised $72,000 from private placements of 20 million shares of its common stock plus a $53,000 Convertible Note issued to an Accredited Investor during the six months ended December 31, 2011. The Company supplemented this funding with a new convertible note arrangement with St. George Investments which provided $300,000 of funding in September, 2011 and $200,000 in October, 2011. In addition the Company has entered into an Equity Line with a fund sponsored by Dutchess Capital and has registered a total of 250 million shares of common stock on an Effective Form S-1 Registration Statement. Under the terms of the Equity Line, the Company is eligible to “PUT” from time to time to the Dutchess fund at a price equal to 94% of the proceeds received from periodic sales of the common stock in the open market by the Dutchess fund.

While the Company believes it will be able to fund short term capital needs, it will from time to time need to supplement such funding. In the longer term, we estimate that the Company will need to raise approximately $1-5 million of additional capital above these funds through June 30, 2012 in order to fund commercialization of its products. The Company does not expect to derive any material revenue from its nanotechnology product development during the current fiscal year. The Company estimates that material revenues from its SmartNanoBattery could occur in 18 months depending upon the Company’s ability to secure federal funding in the form of SBIR grants and adoption and custom tailoring of such product as a reserve battery to a computer memory or other function for a specific weapons system. Additional revenues may be derived as early as the third quarter of fiscal year 2012 from further sales of the Company’s emergency flashlight product depending upon the establishment of a successful licensing arrangement with a major high-end product distributor.

THREE MONTHS ENDED December 31, 2011 VS. December 31, 2010

REVENUE

Total revenues were $1,261 for the three months ended December 31, 2011 compared to $1,343 for the three months ended December 31, 2010. Revenues derived in the quarter ended December 31, 2010 consisted of sales of the emergency flashlight.

RESEARCH AND DEVELOPMENT

Research and development expenses were $9,985 for the three months ended December 31, 2011 as compared to $140,815 during the comparable period in 2010 or a decrease of $130,830. This decrease in spending is a result of completion of its smart nano battery prototype and its emergency flashlight using its mechanically-activated reserve battery as brought to market in its pilot program as well as the Company’ current austerity program with respect to costs.

Subject to available funds, the Company expects to increase its research and development efforts throughout fiscal years 2012 and 2013. Such research is expected to focus on other applications for “smart surfaces” including the Smart Nano Battery. The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for both commercial and defense applications.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $346,820 for the three months ending December 31, 2011, down from $446,701 or a decrease of $99,881 from the comparable period in 2010. Administrative expenses were held in check as the Company has made a concentrated effort to freeze or otherwise reduce administrative costs while it seeks to commercialize its smartnanobattery product capabilities and secure more substantial research funding for possible applications of its “smart surfaces” technology.

OTHER (EXPENSE) AND INCOME

Included in this category are non-cash gains and costs associated with convertible debt that include a non-cash gain for the change in derivative value of $797,867 offset by amortization of debt discount costs of $64,688 plus $124,800 of debt extension fees and $73,870 of conversion fees and charges, resulting in a net credits of $534,509 from derivative liabilities associated with the Company’s convertible debt and is not indicative of operating results. Additionally, net interest expense of $44,285 brought total other income to $490,224 in the current period. For the same period ended December 31, 2010 net other expense totaled $125,872, consisting primarily of net charges of $100,471 from derivative liabilities, increased by interest expense of $25,401.

NET INCOME AND (LOSS)

The Company recorded net income of $129,992 for the three months ended December 31, 2011 as compared to a loss of $721,109 for the three months ended December 31, 2010. This represents a net loss per common share of ($0) and loss per share of $(0) for the three month periods ended December 31, 2011 and 2010 respectively. The net loss recorded in the current period as compared to the net loss reported for the same period last year is directly attributable to the magnitude of the net gain from derivative liabilities associated with the Company’s convertible debt recorded for the three months ended December 31, 2010 and is not indicative of operating results.

SIX MONTHS ENDED December 31, 2011 VS. December 31, 2010

REVENUE

Total revenues were $1,261 for the six months ended December 31, 2011 compared to $30,151 for the six months ended December 31, 2010.

RESEARCH AND DEVELOPMENT

Research and development expenses were $51,388 for the six months ended December 31, 2011 as compared to $334,595 during the comparable period in 2010 or a decrease of $ 283,207. This decrease in spending is a result of completion of its smart nano battery prototype and its emergency flashlight using its mechanically-activated reserve battery as brought to market in its pilot program

Subject to available funds, the Company expects to increase its research and development efforts throughout fiscal years 2012 and 2013. Such research is expected to focus on other applications for “smart surfaces” including the Smart Nano Battery. The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for both commercial and defense applications.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $7,235,281 for the six months ending December 31, 2011, up from $969,695 or an increase of $6,265,587 from the comparable period in 2010. Recurring administrative expenses were held in check as the Company has made a concentrated effort to freeze or otherwise reduce administrative costs while it seeks to commercialize its smartnanobattery product capabilities and secure more substantial research funding for possible applications of its “smart surfaces” technology. The increase was due primarily to the award of stock to the officers and directors on August 25, 2011, generating a non-cash charge of $6,520,500. Additionally, there was a non-cash charge of $14,154 for the amortization of deferred compensation from the re-pricing of options on the same date.

OTHER (EXPENSE) AND INCOME

Included in this category for the current quarter are non-cash gains and costs associated with convertible debt that include a non-cash gain for the change in derivative value of $1,651,364, which when combined with amortization of debt discount costs of $93,731, commitment fees of $124,800 and conversion fees and charges of $73,870, resulted in a net gain of $1,358,963from derivative liabilities associated with the Company’s convertible debt and is not indicative of operating results. Additionally, net interest expense of $114,975 and other income of $1,131 in the current 6 month period ended December 31, 2011 brought total other income to $1,245,119. For the same period in the prior fiscal year ended December 31, 2010 net other income totaled $2,569,923, consisting primarily of net gains of $2,625,264 from derivative liabilities, reduced by interest expense of $55,341.

NET INCOME AND (LOSS)

The Company recorded a net loss of $6,049,229 for the six months ended December 31, 2011 as compared to net income of $1,273,380 for the six months ended December 31, 2010. This represents a net loss per common share of $0 and net income per share (basic and diluted) of $0 for the six month periods ended December 31, 2011 and 2010 respectively. The net loss recorded in the current period as compared to the net income reported for the same period last year is directly attributable to the magnitude of the net gain from derivative liabilities associated with the Company’s convertible debt recorded for the six months ended December 31, 2010, compared toadditional stock compensation in the current period, and is not indicative of operating results.

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

STOCK-BASED COMPENSATION

On July 1, 2005, the Company adopted the provisions of ASC 718 "Compensation - Stock Compensation" which requires companies to measure and recognizes compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The Company adopted the "modified prospective" method, whereby fair value of all previously-granted employee stock-based arrangements that remained unvested at July 1, 2005 and all grants made on or after July 1, 2005 have been included in the Company’s determination of stock-based compensation expense.

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

During the six months ended December 31, 2010 and December 31, 2011 and from inception (October 2, 1996), $22,948, $24,418 and $9,503,761 respectively, have been charged to expense. As a result of the foregoing transactions as of December 31, 2011, the Company had a $26,761 payable to Microphase.

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

During the six months ended December 31, 2010 and 2011 and the period from inception (October 2, 1996), $0, $0 and $16,031,811 respectively, have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On December 31, 2011, Mr. Biderman’s affiliated firm of Palladium Capital Advisors was owed unpaid finders’ fees in the amount of $150,000, which is included in due to related parties.

During the six months ended December 31, 2011, the Company issued no shares to consultants who are not considered related parties.

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

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Six Months Ended December 31, 2011

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$60,000	$57,333	$56,667			$174,000
Interest	$26,057	$17,061	$12,313			$55,430
Rent					$21,780	$21,780
G&A					$2,638	$2,638
R&D						$0
Finders Fees				$13,000		$13,000
Stock based compensation (shares issued)*	$2,488,500	$1,858,500	$1,858,500	$252,000	$63,000	$6,520,500
Stock based compensation (options previously issued & repriced)**	$173,316	$103,990	$62,394			$339,700
Total compensation	$2,747,873	$2,036,884	$1,989,874	$265,000	$87,418	$7,127,048
Common stock issued*
Options issued (5years @ 5 cents)**

Summary of compensation to related parties for the Six Months Ended December 31, 2010

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$80,000	$72,000	$70,000			$222,000
Interest	$17,589	$9,678	$8,754			$36,021
Rent					$18,000	$18,000
G&A					$4,948	$4,948
R&D					$0	$0
Finders Fees				$12,500		$12,500
Total compensation	$97,589	$81,678	$78,754	$12,500	$22,948	$293,469

	Total Notes
Summary of payables to related parties as of December 31, 2011	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$418,073	$273,163	$196,877	$888,112			$888,112
Due to Officers / Affiliates					$150,000	$26,761	$176,761
Interest Payable	$30,148	$19,702	$14,192	$64,042			$64,042

Total Payable to Officers / Affiliates	$448,221	$292,865	$211,068	$952,154	$150,000	$26,761	$1,128,915

	Total Notes
Summary of payables to related parties as of June 30, 2011	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total

Notes payable	$263,479	$148,306	$111,030	$522,815			$522,815
Due to Officers / Affiliates					$150,000	$27,242	$177,242
Interest Payable	$151,685	$120,498	$80,725	$352,909			$352,909

Total Payable to Officers / Affiliates	$415,164	$268,804	$191,755	$875,724	$150,000	$27,242	$1,052,966

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative development stage losses of $200,693,184, and negative cash flow from operations of $88,220,599 as of December 31, 2011. The auditors’ report for the fiscal year ended June 30, 2011 includes the statement that "there is substantial doubt of the Company’s ability to continue as a going concern". As of December 31, 2011, the Company had a negative net worth of ($4,513,760) compared to a negative net worth of ($5,591,774) as of June 30, 2011 as a result of continuing net losses, reduced in the current three months primarily by conversions of convertible notes and accrued interest in excess of the net loss for the current period.

The Company raised $72,000 from private placements of 20 million shares of its common stock during the six months ended December 31, 2011. The Company supplemented this funding with a new convertible note arrangement with St. George Investments which provided $300,000 of funding in September, 2011 and $200,000 in October, 2011.In addition, the Company entered into a $10,000,000 equity line of Credit with Dutchess Opportunity Fund II, LLC in December of 2011. Under the equity line, the Company is eligible to “PUT” to the fund, 20,000,000 shares of its common stock during any pricing period. The Company has registered a total of $250,000,000 shares of its common stock on a Form S-1 Registration Statement with the Securities and Exchange Commission that was declared effective on January 17, 2012 in connection with the Dutchess Equity Line. As of February 3, 2012, the Company has received $26,400 of proceeds under the Equity Line. The amount of proceeds to be received under the Equity Line, will depend upon the stock price of the Company at the various points in time it exercises the Put Option.

While the Company believes the Equity Line will fund short term capital needs it may from time to time need to supplement such funding. In the longer term, we estimate that the Company will need to raise approximately $1-5 million of additional capital above the funds anticipated from the monthly payments by JMJ to meet longer term liquidity needs through June 30, 2012. Such monies would be necessary primarily to fund expenditures for commercialization and distribution of its emergency flashlight product which includes the Company’s active reserve battery contained therein. The Company does not expect to derive any material revenue from its nanotechnology product development until after a deployment and custom tailoring of its Smart Nanobattery takes place by the Army which the Company currently estimates could occur during the next 18 months. The Company has been seeking high-end products distributors with which to establish licensing or distribution agreements in order to maximize potential revenue associated with the product. In March 2011, the Company received an initial order from Porsche Design Group in Germany for mPhase’s Porsche design branded mPower Emergency Illuminators to be sold in Porsche Design stores in Germany, Great Britain and the United States and it began shipments of the Emergency Illuminators in April of 2011.

MANAGEMENT’S PLANS

The Company has shifted its focus to the development of its “smart surfaces” using the science of nanotechnology. The Company does not expect to derive any material revenue from its nanotechnology product development during the next 18 months. In addition, the Company relies on the continuation of funding under the Equity Line of Credit (See Note 4). This will depend upon the trading volume and liquidity to the Company’s common stock as well as its price. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at December 31, 2011.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time mPhase may be involved in various legal proceedings and other matters arising in the normal course of business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All proceeds received from the following financings were used by the Company for working capital needs.

Private Placements

During the six months ended December 31, 2011, the Company issued 20 million shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $80,000 and paying finder’s fees in the amount of $8,000. The proceeds were used by the Company as working capital.

During the six months ended December 31, 2010, the Company issued 25,000,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $125,000 and paid finder’s fees in the amount of $12,500. The proceeds were used by the Company as working capital

Stock Based Compensation

During the six months ended December 31, 2011, the Company issued 1,035,000,000 shares of common stock to officers and directors, valued at $ 6,520,500, the entire amount of which is included general and administrative expenses in the Consolidated Statements of Operations for that period. Also during the three months ended September 30, 2011, the Company issued no shares of its common stock to consultants and the Board of Directors revised the exercise price of options to purchase up to 98,000,000 shares of common stock previously granted to officers in September, 2008 (originally exercisable for 5 years with an exercise price of 5 cents per share). The exercise price of options to purchase up to 98,000,000 shares was revised to $.0040; the incremental cost of $339,700 was recorded as deferred compensation which will be amortized to expense through September 18, 2013.

During the six months ended December 31, 2010, the Company did not issue any stock compensation, warrants or options to officers or employees and issued 5,075,000 shares of its common stock to consultants valued at $62,945.

Conversion of Debt Securities

During the six months ended December 31, 2011, $351,006 of convertible debt and accrued interest thereon was converted into 88,448,476 shares of common stock.

During the six months ended December 31, 2010, $1,262,400 of convertible debt and accrued interest thereon was converted into 1,676,058 shares of common stock

Long Term Convertible Debentures / Notes Receivable / Debt Discount

The Company had 7 separate convertible debt arrangements with independent investors active during the quarter ended December 31, 2011.

During the six months ended December 31, 2011, $351,006 of these convertible debt arrangements and accrued interest thereon was converted into 88,448,476 shares of common stock. These transactions are intended to provide liquidity and capital to the Company and are summarized below.

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

On March 16, 2011, the holder and the Company entered into a termination agreement whereby $1,800,000 of the principal of both the note receivable and the convertible debenture, plus $90,291 in accrued interest receivable and $84,175 in accrued interest payable, was cancelled. Additionally in connection with the termination, the Company paid the holder $17,000 and assigned to a consultant engaged by the Company the unconverted portion of the convertible debenture in the amount of $10,000, which had been fully funded in cash and which was converted in full together with accrued interest of $500 for 2,560,976 shares of common stock during the quarter ended September 30, 2011 and as of September 30, 2011, this convertible note had been satisfied in full.

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

At the commitment date, the derivative value of the embedded conversion feature of such security was $536,000 and the debt discount was valued at $636,000. As of June 30, 2011, this value was calculated to be $472,773. During the year ended June 30, 2011 the holder converted $33,750 of principal into 10,000,000 shares of common stock and amortization of debt discount amounted to $412,332, reducing the debt discount balance to $100,000. On September 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2011, this estimated liability had decreased to $235,517, a decrease this period of $237,206, creating a non-cash credit to earnings for the three months ended September 30, 2011 of that amount. On December 31, 2011, given the changes in the Company’s stock price during the 20 day look-back period for December 31, 2011, this estimated liability had decreased to $14,275, a decrease this period of $221,242, creating a non-cash credit to earnings for the three months ended December 31, 2011 of that amount.

During the six month period ended December 31, 2011, the Company reduced the note payable and debt discount by $42,000 in proportion with the amount funded to the total original funding commitment and amortization of debt discount amounted to $11,600 reducing the balance to $43,400. Also during the six month period ended December 31, 2011 $174,456 of principle was converted into 34,187,500 shares of common stock. As of December 31, 2011, the Company had incurred $45,000 of conversion fees during the six months then ended and this convertible note has $534,294 outstanding.

Based upon the price of the Company’s common stock on June 30, 2011 of $.0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 222,142,857 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated. Based upon the price of the Company’s common stock on December 31, 2011 of $.0031 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 247,948,500 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated.

The Company and the holder negotiated amendments to this agreement, and funding and conversions did not occur between April, 2011 and September, 2011, when the agreement was revised to have a floor conversion price of $.0040. For accounting purposes the note receivable has been fully reserved, and the liability is recorded, when netted against the debt discount and cumulative conversions, at the amount funded. Based upon the price of the Company’s common stock on June 30, 2011, the net liability of this note is convertible into approximately 115,380,952 shares of common stock. Based upon the price of the Company’s common stock on December 31, 2011, the net liability of this note is convertible into approximately 144,823,500 shares of common stock.

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

At the time of the transaction, the derivative value of the embedded conversion feature of this security was calculated to be $542,714. As of June 30, 2011, this value was calculated to be $607,994. During the year ended June 30, 2011 amortization of debt discount amounted to $418,552, reducing the debt discount balance to $100,000. On September 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2011, this estimated liability had decreased to $317,753, a decrease this period of $290,241, creating a non-cash credit to earnings for the three months ended September 30, 2011 of that amount. On December 31, 2011, given the changes in the Company’s stock price during the 20 day look-back period for December 31, 2011, this estimated liability had decreased to $21,589, a decrease this period of $296,164, creating a non-cash credit to earnings for the three months ended December 31, 2011 of that amount.

During the six month period ended December 31, 2011, the Company reduced the note payable and debt discount by $79,000 in proportion with the amount funded to the total original funding commitment and amortization of debt discount amounted to $3,600 reducing the balance to $17,400. As of December 31, 2011, this convertible note has $321,000 outstanding.

Based upon the price of the Company’s common stock on June 30, 2011 of $.0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 285,714,286 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated. Based upon the price of the Company’s common stock on December 31, 2011 of $.0031 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 375,000,000 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated.

The Company and the holder negotiated amendments to this agreement, and funding and conversions did not occur between April, 2011 and September, 2011, when the agreement was revised to have a floor conversion price of $.0040. For accounting purposes the note receivable has been fully reserved, and the liability is recorded, when netted against the debt discount and cumulative conversions, at the amount funded. Based upon the price of the Company’s common stock on June 30, 2011, the net liability of this note is convertible into approximately 38,095,238 shares of common stock. Based upon the price of the Company’s common stock on December 31, 2011, the net liability of this note is convertible into approximately 80,250,000 shares of common stock.

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

At the time of the transaction, the derivative value of the embedded conversion feature of this security was calculated to be $421,891 and at June 30, 2011, the estimated liability was calculated to be $486,795. During the year ended June 30, 2011 amortization of debt discount amounted to $378,761, reducing the debt discount balance to $100,000. On September 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2011, this estimated liability had decreased to $254,203, a decrease this period of $232,592, creating a non-cash credit to earnings for the three months ended September 30, 2011 of that amount. On December 31, 2011, given the changes in the Company’s stock price during the 20 day look-back period for December 31, 2011, this estimated liability had decreased to $17,272, a decrease this period of $236,931, creating a non-cash credit to earnings for the three months ended December 31, 2011 of that amount.

During the six month period ended December 31, 2011, the Company reduced the note payable and debt discount by $91,000 in proportion with the amount funded to the total original funding commitment and amortization of debt discount amounted to $1,543 reducing the balance to $7,457. As of December 31, 2011, this convertible note has $109,000 outstanding.

Based upon the price of the Company’s common stock on June 30, 2011 of $.0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 228,571,429 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated. Based upon the price of the Company’s common stock on December 31, 2011 of $.0031 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 300,000,000 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated.

The Company and the holder negotiated amendments to this agreement, and funding and conversions did not occur between April, 2011 and September, 2011, when the agreement was revised to have a floor conversion price of $.0040. For accounting purposes the note receivable has been fully reserved, and the liability is recorded, when netted against the debt discount and cumulative conversions, at the amount funded. Based upon the price of the Company’s common stock on June 30, 2011, the net liability of this note is convertible into approximately 19,047,619 shares of common stock. Based upon the price of the Company’s common stock on December 31, 2011, the net liability of this note is convertible into approximately 27,250,000 shares of common stock.

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

As of December 31, 2011, this convertible note has a total of $97,575 of principle and $96,301 of accrued interest outstanding, convertible into 48,469,000 shares of common stock.

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $4,660 and the loan discount totaled the same. On September 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2011 and conversions during the period this estimated liability had increased to $8,411, an increase this period of $3,751, creating a non-cash charge to earnings for the three months ended September 30, 2011 of that amount. During the three month period ended September 30, 2011 amortization of debt discount amounted to $1,306 reducing the balance to $3,354. During the six month period ended December 31, 2011 amortization of debt discount amounted to $2,304 reducing the balance to $1,050.

As of December 31, 2011, this convertible note has $25,000 of principle and $1,150 of accrued interest outstanding, convertible into 6,250,000 shares of common stock.

Arrangement #7 (St. George Investments)

On September 13, 2011 the Company issued a second Convertible Note to John Fife in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933. The initial principal amount of the first funded tranche of the Convertible Note was $357,500 and the Company received cash proceeds of $300,000. A second tranche of the Convertible Note in the amount of $200,000 cash is funded upon the filing by the Company of a Registration Statement on Form S-1 with the Securities and Exchange Commission providing for the registration of 185,400,000 shares of common stock that may be converted into from time to time by the holder of the Convertible Note. The instrument is convertible into the Company’s common stock at 80% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 20 day trading period immediately preceding such conversion. Absent an effective Registration Statement, the holder of the Convertible Note may not sell any common stock prior to 6 months from the date of funding of each of the respective tranches of such instrument under Rule 144 of the Securities Act of 1933.

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

As of December 31, 2011, this convertible note has $557,500 of principle and $11,938 of accrued interest outstanding, convertible into 219,373,033 shares of common stock.

Arrangement#8- Asher Enterprises, Inc.

On November 17, 2011 the Company issued to Asher Enterprises, Inc. a Convertible Note plus a Warrant in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $53,000 in gross proceeds, net of $3000 closing fees. The instrument is in the principal amount of $53,000 and matures on November 17, 2012. Interest only is payable at the rate of 8% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $47,970 and the loan discount totaled the same. On December 31, 2011, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had decreased to $37,338, a decrease this period of $10,632, creating a non-cash credit to earnings for the three months ended December 31, 2011 of that amount. During the three month period ended December 31, 2011 amortization of debt discount amounted to $5,782 reducing the balance to $42,188.

As of December 31, 2011, this convertible note has $53,000 of principle and $530 of accrued interest outstanding, convertible into 29,120,879 shares of common stock.

EQUITY LINE OF CREDIT

The Company entered into a $10,000,000 equity line of Credit with Dutchess Opportunity Fund II, LLC in December of 2011. Under the equity line, the Company is eligible to “PUT” to the fund, 20,000,000 shares of its common stock during any pricing period. The Company has registered a total of $250,000,000 shares of its common stock on a Form S-1 Registration Statement with the Securities and Exchange Commission that was declared effective on January 17, 2012 in connection with the Dutchess Equity Line. As of February 3, 2012, the Company has received $26,400 of proceeds under the Equity Line. The amount of proceeds to be received under the Equity Line, will depend upon the stock price of the Company at the various points in time it exercises the Put Option.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Form 8k dated November 30, 2011 announcing the sale of Unregistered Securities in the Form of a Convertible Debenture Note in the principal amount of $50,000.

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

mPHASE TECHNOLOGIES, INC.

Dated: February 14, 2012	By:/s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President Chief Financial Officer and General Counsel