Form 10-Q
period 2012-03-31
MPHASE TECHNOLOGIES INC
filed 2012-05-14
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTER ENDED March 31, 2012

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

YES [X]          NO [  ]

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF April 30, 2012 IS 3,343,302,723 SHARES, ALL OF ONE CLASS OF $.01 PAR VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION	3
Item 1	Consolidated Balance Sheets June 30, 2011 (Audited) and March 31, 2012 (Unaudited)	3
	Unaudited Consolidated Statements of Operations-Three Months Ended March 31, 2011 and 2012 and from October 2, 1996 (Date of Inception) to March 31, 2012	4
	Unaudited Consolidated Statements of Operations-Nine Months Ended March 31, 2011 and 2012 and from October 2, 1996 (Date of Inception) to March 31, 2012	5
	Unaudited Consolidated Statement of Changes in Shareholders’ Equity (Deficit) Nine Months Ended March 31, 2012	6
	Unaudited Consolidated Statements of Cash Flow-Nine Months Ended March 31, 2011 and 2012 and from October 2, 1996 (Date of Inception) to March 31, 2012	7
	Notes to Consolidated Financial Statements	8
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4	Controls and Procedures	30
PART II	OTHER INFORMATION	31
Item 1.	Legal Proceedings	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	37
Item 4.	(Removed and Reserved)	37
Item 5.	Other Information	37
Item 6	Exhibits and Reports on Form 8-K	37
Signature Page		38

mPHASETECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	March 31,
	2011	2012
		(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,744	$1,776
Stock subscription receivable	50,000	-
Inventory	102,532	99,942
Prepaid and other current assets	35,242	33,279
TOTAL CURRENT ASSETS	$189,518	$134,997

Property and equipment, net	45,114	37,588

TOTAL ASSETS	$234,632	$172,585

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$735,145	$777,939
Accrued expenses	162,038	183,624
Due to related parties	177,242	212,589
Notes payable, related parties	875,724	1,014,530
Short term notes	65,000	65,000
Accounts Payable and Accrued Expenses-Discontinued Activities	868,376	868,376
Current Portion, Long term debt	11,486	12,504
TOTAL CURRENT LIABILITIES	$2,895,011	$3,134,562

Long term portion Equipment loan	16,315	6,805

OTHER OBLIGATIONS CONVERTIBLE TO EQUITY- (Note 3 )
Convertible debt derivative liability	1,664,575	136,388
Convertible debentures, net of discount of $300,000 and $230,714 on June 30, 2011 and March 31, 2012, respectively	1,250,505	1,186,630

COMMITMENTS AND CONTINGENCIES -(Note 4)

STOCKHOLDERS’ DEFICIT
Common stock, par value $.01, 6,000,000,000 shares authorized, 1,628,502,264 and 3,172,879,804 shares issued and outstanding at June 30, 2011 and March 31, 2012, respectively	16,285,022	31,728,797
Additional paid in capital	172,775,132	165,727,459
Deferred Compensation	-	(240,620)
Deficit accumulated during development stage	(194,643,955)	(201,499,463)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS’ DEFICIT	($5,591,774)	($4,291,800)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$234,632	$172,585

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		Date of
			Inception to
	March 31,	March 31,	March 31,
	2011	2012	2012

REVENUES	$17,720	$241	$745,141

COSTS AND EXPENSES

Cost of Sales	36,795	129	117,670

Research and Development (including non-cash stock related charges of $0, $0 and $205,733 for the three months ended March 31, 2011 & 2012 and inception to date respectively)	110,915	993	12,309,943

General and Administrative (including non-cash stock related charges of $64,000, $42,463 and $19,501,094 for the three months ended March 31, 2011 & 2012 and inception to date respectively)	455,044	359,040	34,824,374

Depreciation and Amortization	3,873	3,681	589,373

TOTAL COSTS AND EXPENSES	606,627	363,843	47,841,360

OPERATING LOSS	$(588,907)	$(363,602)	$(47,096,219)

OTHER INCOME (EXPENSE)
Interest (Expense)	(26,222)	(72,353)	(2,814,913)
Net Reparation, Impairment and Other Income (Expense)	(1,800)	0	(6,582,981)
Net (Charges) Credits related to Convertible Debt	(707,396)	(370,324)	(461,537)

TOTAL OTHER INCOME (EXPENSE)	(735,418)	(442,677)	(9,859,431)

Income (Loss) From Continuing Operations, before Income Taxes	$(1,324,325)	$(806,279)	$(56,955,650)

Income (Loss) From Discontinued Operations,
Net of Income Taxes of $0 in 2010 and 2011, offset by benefit from tax loss carryforwards of $0 in 2010 and 2011 (including non-cash stock related charges of $0, $0 and $57,515,718 for the nine months ended March 31, 2011 & 2012 and inception to date respectively)			(144,543,813)

Income Taxes	-	-	-

Net Income (Loss)	$(1,324,325)	$(806,279)	$(201,499,463)

Net loss per share from:
Continuing Operations-Basic	$(0.00)	$(0.00)
Discontinued Operations-Basic	$-	$-

Continuing Operations-Diluted	N/A	N/A
Discontinued Operations-Diluted	N/A	N/A

Weighted Average Number of Shares Outstanding;
Basic	1,456,690,423	2,971,015,232
Diluted	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Nine Months Ended			Date of
				Inception to
	March 31,	March 31,		March 31,
	2011	2012		2012

REVENUES	$47,871	$1,502 $		745,141

COSTS AND EXPENSES

Cost of Sales	51,453	1,706		117,670

Research and Development (including non-cash stock related charges of $0, $0 and $205,733 for the nine months ended March 31, 2011 & 2012 and inception to date respectively)	445,510	52,381		12,309,943

General and Administrative (including non-cash stock related charges of $126,945, $6,746,740 and $19,501,094 for the nine months ended March 31, 2011 & 2012 and inception to date respectively)	1,424,739	7,594,323		34,824,374

Depreciation and Amortization	11,619	11,043		589,373

TOTAL COSTS AND EXPENSES	1,933,321	7,659,453		47,841,360

OPERATING LOSS	$(1,885,450)	$(7,657,951	) $	(47,096,219)

OTHER INCOME (EXPENSE)
Interest (Expense)	(81,563)	(187,328)		(2,814,913)
Net Reparation, Impairment and Other Income (Expense)	(1,800)	1,131		(6,582,981)
Net (Charges) Credits related to Convertible Debt	1,917,868	988,640		(461,537)

TOTAL OTHER INCOME (EXPENSE)	1,834,505	802,443		(9,859,431)

Income (Loss) From Continuing Operations, before Income Taxes	$(50,945)	$(6,855,508	) $	(56,955,650)

Income (Loss) From Discontinued Operations,
Net of Income Taxes of $0 in 2010 and 2011, offset by benefit from tax loss carryforwards of $0 in 2011 and 2012 (including non-cash stock related charges of $0, $0 and $57,515,718 for the nine months ended March 31, 2011 & 2012 and inception to date respectively)	-	-		(144,543,813)

Income Taxes	-	-

Net Income (Loss)	$(50,945)	$(6,855,508	) $	(201,499,463)

Net loss per share from:
Continuing Operations-Basic	$(0.00)	$(0.00)
Discontinued Operations-Basic	$-	$-

Continuing Operations-Diluted	N/A	N/A
Discontinued Operations-Diluted	N/A	N/A

Weighted Average Number of Shares Outstanding;
Basic	1,311,802,617	2,605,049,058
Diluted	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN
 SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED MARCH 31, 2012
(UNAUDITED)

	Common Stock
				Additional			Shareholders’
		$.01 Par	Treasury	Paid in	Deferred	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Compensation	Deficit	Equity

Balance June 30, 2011	1,628,502,264	$16,285,022	$(7,973)	$172,775,132	$-	$(194,643,955)	$(5,591,774)

Conversions of Convertible Debentures plus accrued interest	373,790,093	3,737,901	-	(2,546,547)	-	-	1,191,354

Issuance of Common Stock for Services	1,035,000,000	10,350,000	-	(3,829,500)	-	-	6,520,500

Deferred stock compensation	-	-	-	339,700	(339,700)	-	-

Beneficial Conversion feature of Notes Payable, including $2,320 on Officers’ Notes Payable				2,320			2,320

Issuance of Common Stock to accredited investors in private placement, net of $8,000 fees	20,000,000	200,000	-	(128,000)		-	72,000

Amortization of deferred stock compensation	-	-	-	-	99,080	-	99,080

Common Stock issued to cover Commitment and Transaction Fees of Equity Line of Credit	26,000,000	260,000		(135,200)			124,800

Common Stock issued to cover the exercise of Put advances under Equity Line of Credit, net of $13,500 transacion fees	89,587,447	895,874		(750,446)			145,428

Net Loss for the Nine Months Ended March 31, 2012	-	-	-	-	-	(6,855,508)	(6,855,508)

Balance March 31, 2012	3,172,879,804	$31,728,797	$(7,973)	$165,727,459	$(240,620)	$(201,499,463)	$(4,291,800)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			2-Oct-96
	Nine Months Ended		(Date of Inception)
	March 31,	March 31,	To March 31,
	2011	2012	2012
Cash Flow From Operating Activities:
Net Income (Loss) From Continuing Operations	($50,945)	($6,855,508)	($56,955,650)
Net Income (Loss) From Discontinued Operations	$0	$0	($144,543,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,763	13,524	$7,474,310
(Gain) loss on debt extinguishments	-	-	($1,342,519)
Non-cash charges relating to issuance of common stock, common stock options and warrants	126,945	6,645,300	$77,023,989
Reparation charges	-	-	$8,264,264
Derivative Value and Debt Discount charges	(1,934,868)	(988,640)	$1,094,687
Write off of Granita Inventory/ Sovereign Investment	-	-	$615,910
Other non cash charges including amortization of deferred compensation and beneficial conversion interest expense	-	102,771	$2,815,672
Changes in assets and liabilities:
Accounts receivable	82,733	-	$427,876
Inventories	8,580	2,590	($610,413)
Prepaid expenses and Other current assets	(46,310)	(2,763)	$43,056
Other	-	(12,500)	$894,035
Accounts payable, Accrued expenses, Deferred revenue	427,337	159,930	$9,138,398
Due to/from related parties
Microphase / Janifast//Lintel	8,951	12,431	$5,513,232
Officers and Other	-	22,916	$1,734,273
Net cash used in operating activities	($1,358,814)	($899,949)	($88,412,693)
Cash Flow from Investing Activities:
Payments related to patents and licensing rights	-	-	($450,780)
Purchase of fixed assets	(5,933)	(7,129)	($3,315,622)
Investment in Sovereign	-	-	($110,000)
Net Cash (used) in investing activities	($5,933)	($7,129)	($3,876,402)
Cash Flow from Financing Activities:
Proceeds from issuance of common stock, exercises of warrants, net of finders fees	112,500	262,702	$83,402,081
Payment of short term notes & equipment loans	(7,580)	(8,492)	($1,307,291)
Advances from Microphase	-	-	$347,840
Issuance of Convertible Debentures	-	607,500	$1,374,000
Net Proceeds (Repayment) from notes payable related parties	(145,000)	45,400	($379,259)
Proceeds from the collection of Notes Receivable under securities purchase agreements	1,403,500	-	$8,339,500
Sale of minority interest in Granita subsidiary	-	-	$514,000
Net cash provided by financing activities	1,363,420	907,110	92,290,871

Net increase (decrease) in cash	$(1,327)	$32	$1,776
CASH AND CASH EQUIVALENTS, beginning of period	$228,437	$1,744	-
CASH AND CASH EQUIVALENTS, end of period	$227,110	$1,776	$1,776

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

mPhase Technologies, Inc. (the "Company") was organized on October 2, 1996 and is in the development stage, as defined by Statement of Accounting Standards Codification ("ASC") 915-10-20, "Accounting and Reporting by Development Stage Enterprises." The Company’s present activities are focused on developing new “smart surface” products through the sciences of microfluidics, microelectromechanical systems (MEMS) and nanotechnology. Since mPhase is in the development stage, the accompanying consolidated financial statements should not be regarded as typical for normal operating periods.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for them nine months ending March 31, 2012 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2011.

Through March 31, 2012, the Company had incurred cumulative (a) development stage losses totaling $201,499,463, (b) stockholders’ deficit of $4,291,800 and (c) negative cash flow from operations equal to $88,412,693. At March 31, 2012, the Company had $1,776 of cash and $0 of trade receivables to fund short-term working capital requirements. In addition, the Company relies on the continuation of funding under certain convertible securities agreements (See Note 3). The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

INVENTORY

The Company uses the First In First Out method (FIFO) to account for inventory which is carried at cost. As of June 30, 2011, inventory consisted primarily of Emergency Flashlights and their component parts and was valued at $102,532. As of March 31, 2012, (unaudited) inventory consisted primarily of Emergency Flashlights and was valued at $99,942. Appropriate reserves have been taken to assure that the cost of such inventory does not exceed the expected resale value of each configuration of the component parts as specified for the current and pending higher end models of the Emergency Flashlight line.

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

LOSS PER COMMON SHARE, BASIC AND DILUTED

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had warrants to purchase 19,323,974 shares of its common stock and options to purchase 109,825,000 shares of its common stock outstanding at March 31, 2012, as well as convertible debentures and convertible notes plus accrued interest thereon held by officers of the Company convertible into approximately 740,268,495 and 253,632,468 shares of the Company’s common stock based upon the conversion terms at March 31, 2012. In periods reporting a loss the inclusion of warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share and have been omitted in such computation.

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

2.	SUPPLEMENTAL CASH FLOW INFORMATION

For the nine months ended
March 31,
	2011	2012
Interest Received from Notes Receivable	$218,500	$-
Interest Accrued Unpaid	$248,850	$170,046

Extension & Conversion Fees on Convertible Debt	$55,000	$499,962
Commitment Fee Equity Line of Credit	$-	$124,800

Non Cash Investing and Financing Activities:

Conversion of Convertible Debt and Accrued Interest	$2,278,758	$1,191,354
Beneficial Conversion of Officers’ Notes and	$0	$2,320

3.	EQUITY TRANSACTIONS AND CONVERTIBLE DEBT

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

Effective June 2005, June 2006, and June 2008, the Company received authorization to increase the number of authorized shares to 500 million, 900 million and 2 billion, respectively. On April 25, 2009, July 15, 2010, and again on November 1, 2010, the Board of Directors approved motions to further increase, subject to shareholder approval, the authorized shares of common stock to 3 billion shares, 4 billion shares and 6 billion shares, respectively. The latest increase in the number of authorized shares of common stock to 6 billion was approved at a Special Meeting of Shareholders of the Company held on June 29, 2011, so that as of March 31, 2012 the Company has 6 billion authorized shares of common stock.

Private Placements

During the nine months ended March 31, 2011, the Company issued 25,000,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $125,000 and paying finder’s fees in the amount of $12,500. The proceeds were used by the Company as working capital.

During the nine months ended March 31, 2012, the Company issued 20,000,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $80,000 and paid finder’s fees in the amount of $8,000. The proceeds were used by the Company as working capital

Stock Based Compensation

During the nine months ended March 31, 2012, the Company issued 1,035,000 shares of common stock to officers and directors, valued at $ 6,520,500, the entire amount of which is included in general and administrative expenses in the Consolidated Statements of Operations for that period. Also during the three months ended September 30, 2011, the Board of Directors revised the exercise price of options to purchase up to 98,000,000 shares of common stock previously granted to officers in September, 2008 (originally exercisable for 5 years with an exercise price of $.0 5 per share). The exercise price of options to purchase up to 98,000,000 shares was revised to $.0040; the incremental cost of $339,700 was recorded as deferred compensation which will be amortized to expense through September 18, 2013.

During the nine months ended March 31, 2011, the Company did not issue any stock compensation, warrants or options to officers or employees and issued shares of its common stock to consultants valued at $126,945.

Conversion of Debt Securities

During the nine months ended March 31, 2012, $1,191,355 of convertible debt and accrued interest thereon was converted into 373,790,093 shares of common stock.

During the nine months ended March 31, 2011, $2,277,758 of convertible debt and accrued interest thereon was converted into 362,675,312 shares of common stock.

Long Term Convertible Debentures / Notes Receivable / Debt Discount

The Company had 9 separate convertible debt arrangements with independent investors active during the quarter ended March 31, 2011.

During the nine months ended March 31, 2012 $1,191,355 of these convertible debt arrangements and accrued interest thereon was converted into 373,790,093 shares of common stock. These transactions are intended to provide liquidity and capital to the Company and are summarized below.

Arrangement #1(La Jolla Cove Investors, Inc.)

On Sept 11, 2008, the Company received proceeds of $200,000 under a Securities Purchase Agreement from La Jolla Cove Investors, Inc. This transaction involves three related agreements: 1) a Securities Purchase Agreement which could have, under certain circumstances, permitted the Company to draw up to $2,000,000 of funds, 2) a convertible debenture totaling $2,000,000, with an interest rate of 7 1/4% and a maturity date of September 30, 2011, and 3) a secured note receivable in the amount of $1,800,000 with an interest rate of 8 1/4% and maturity date of September 30, 2011 due from the holder of the convertible debenture.

Conversion of the outstanding debenture into common shares was at the option of the holder at a price equal to the dollar amount of the debenture divided by the lesser of $.35 per share or 80% of the three lowest volume weighted average prices during a 20 day trading period. At the time of the transaction (September 11, 2008), the derivative value of this security was calculated to be $1,176,471. On June 30, 2011, the derivative value of this security was calculated to be $3,468.

On March 16, 2011, the holder and the Company entered into a termination agreement whereby $1,800,000 of the principal of both the note receivable and the convertible debenture, plus $90,291 in accrued interest receivable and $84,175 in accrued interest payable, was cancelled. Additionally, in connection with the termination, the Company paid the holder $17,000 and assigned to a consultant engaged by the Company the unconverted portion of the convertible debenture in the amount of $10,000, which had been fully funded in cash and which was converted in full together with accrued interest of $500 for 2,560,976 shares of common stock during the quarter ended September 30, 2011 and as of September 30, 2011, this convertible note had been satisfied in full.

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

At the commitment date, the derivative value of the embedded conversion feature of such security was $536,000 and the debt discount was valued at $636,000. As of June 30, 2011, this value was calculated to be $472,773. During the year ended June 30, 2011 the holder converted $33,750 of principal into 10,000,000 shares of common stock and amortization of debt discount amounted to $412,332, reducing the debt discount balance to $100,000. On September 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2011, this estimated liability had decreased to $235,517, a decrease this period of $237,206, creating a non-cash credit to earnings for the three months ended September 30, 2011 of that amount. On December 31, 2011, given the changes in the Company’s stock price during the 20 day look-back period for December 31, 2011, this estimated liability had decreased to $14,275, a decrease this period of $221,242, creating a non-cash credit to earnings for the three months ended December 31, 2011 of that amount. On March 31, 2012, given the changes in the Company’s stock price during the 20 day look-back period for March 31, 2012, this estimated liability had decreased to $0, a decrease this period of $14,275, creating a non-cash credit to earnings for the three months ended March 31, 2011 of that amount.

During the nine month period ended March 31, 2012, the Company reduced the note payable and debt discount by $42,000 in proportion with the amount funded to the total original funding commitment and amortization of debt discount amounted to $11,600 reducing the balance to $46,400. Also during the nine month period ended March 31, 2012, $713,000 of principle was converted into 178,000,000 shares of common stock. As of March 31, 2012, the Company had incurred $429,550 of conversion fees during the nine months then ended and this convertible note has $341,844 outstanding.

Based upon the price of the Company’s common stock on June 30, 2011 of $.0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 222,142,857 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated. Based upon the price of the Company’s common stock on March 31, 2012 of $.00130 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 196,086,000 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated.

The Company and the holder negotiated amendments to this agreement, and funding and conversions did not occur between April, 2011 and September, 2011, when the agreement was revised to have a floor conversion price of $.0040. For accounting purposes the note receivable has been fully reserved, and the liability is recorded, when netted against the debt discount and cumulative conversions, at the amount funded. Based upon the price of the Company’s common stock on June 30, 2011, the net liability of this note is convertible into approximately 115,380,952 shares of common stock. Based upon the price of the Company’s common stock on March 31, 2011, the net liability of this note is convertible into approximately 85,461,000 shares of common stock.

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

At the time of the transaction, the derivative value of the embedded conversion feature of this security was calculated to be $542,714. As of June 30, 2011, this value was calculated to be $607,994. During the year ended June 30, 2011 amortization of debt discount amounted to $418,552, reducing the debt discount balance to $100,000. On September 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2011, this estimated liability had decreased to $317,753, a decrease this period of $290,241, creating a non-cash credit to earnings for the three months ended September 30, 2011 of that amount. On December 31, 2011, given the changes in the Company’s stock price during the 20 day look-back period for December 31, 2011, this estimated liability had decreased to $21,589, a decrease this period of $296,164, creating a non-cash credit to earnings for the three months ended December 31, 2011 of that amount. On March 31, 2012, given the changes in the Company’s stock price during the 20 day look-back period for March 31, 2012, this estimated liability had decreased to $0, a decrease this period of $21,589, creating a non-cash credit to earnings for the three months ended March 31, 2012 of that amount.

During the nine month period ended March 31, 2012, the Company reduced the note payable and debt discount by $79,000 in proportion with the amount funded to the total original funding commitment and amortization of debt discount amounted to $3,600 reducing the balance to $17,400. As of March 31, 2012, this convertible note has $321,000 outstanding.

Based upon the price of the Company’s common stock on June 30, 2011 of $.0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 285,714,286 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated. Based upon the price of the Company’s common stock on March 31, 2012 of $.00130 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately375,000,000 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated.

The Company and the holder negotiated amendments to this agreement, and funding and conversions did not occur between April, 2011 and September, 2011, when the agreement was revised to have a floor conversion price of $.0040. For accounting purposes the note receivable has been fully reserved, and the liability is recorded, when netted against the debt discount and cumulative conversions, at the amount funded. Based upon the price of the Company’s common stock on June 30, 2011, the net liability of this note is convertible into approximately 38,095,238 shares of common stock. Based upon the price of the Company’s common stock on March 31, 2012, the net liability of this note is convertible into approximately 80,250,000 shares of common stock.

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

At the time of the transaction, the derivative value of the embedded conversion feature of this security was calculated to be $421,891 and at June 30, 2011, the estimated liability was calculated to be $486,795. During the year ended June 30, 2011 amortization of debt discount amounted to $378,761, reducing the debt discount balance to $100,000. On September 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2011, this estimated liability had decreased to $254,203, a decrease this period of $232,592, creating a non-cash credit to earnings for the three months ended September 30, 2011 of that amount. On December 31, 2011, given the changes in the Company’s stock price during the 20 day look-back period for December 31, 2011, this estimated liability had decreased to $17,272, a decrease this period of $236,931, creating a non-cash credit to earnings for the three months ended December 31, 2011 of that amount. On March 31, 2012, given the changes in the Company’s stock price during the 20 day look-back period for March 31, 2012, this estimated liability had decreased to $0, a decrease this period of $17,272 creating a non-cash credit to earnings for the three months ended March 31, 2012 of that amount.

During the Nine month period ended March 31, 2012, the Company reduced the note payable and debt discount by $91,000 in proportion with the amount funded to the total original funding commitment and amortization of debt discount amounted to $1,543 reducing the balance to $7,457. As of March 31, 2012, this convertible note has $109,000 outstanding.

Based upon the price of the Company’s common stock on June 30, 2011 of $.0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 228,571,429 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated. Based upon the price of the Company’s common stock on March 31, 2012 of $.00130 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 300,000,000 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated.

The Company and the holder negotiated amendments to this agreement, and funding and conversions did not occur between April, 2011 and September, 2011, when the agreement was revised to have a floor conversion price of $.0040. For accounting purposes the note receivable has been fully reserved, and the liability is recorded, when netted against the debt discount and cumulative conversions, at the amount funded. Based upon the price of the Company’s common stock on June 30, 2011, the net liability of this note is convertible into approximately 19,047,619 shares of common stock. Based upon the price of the Company’s common stock on March 31, 2012, the net liability of this note is convertible into approximately 27,250,000 shares of common stock.

Arrangement #5 (John Fife)

On March 3, 2010, the Company entered into a financing agreement with John Fife that consisted of a convertible note issued by the Company in the principal amount of $550,000 bearing interest at 7.5% per annum in which the Company received $495,000 cash up front. The convertible note has a maturity date of 4 years from the date of issuance. In addition, the Company committed to issue 2 additional promissory notes each in the principal amount of $275,000, each with an interest rate of 7.5% and each upon the receipt of $250,000 of cash funding in exchange for such notes. The issuance of each of such notes was expected to take place upon the full conversion by the holder of its previous note into common stock of the Company. Conversion of each of the convertible notes into common stock of the Company is at the option of the holder at a price equal to the dollar amount of the note being converted divided by 75% of the three lowest volume weighted average prices during the 20 day trading period immediately preceding the date of conversion.

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

On October 22, 2010 the Company entered into a Forbearance Agreement with holder John Fife in which John Fife agreed not to convert any additional amounts under the convertible notes until January 15, 2011 in exchange for increasing the original principal amount of those notes by 10% from $550,000 to $605,000. This increase in the convertible notes is also convertible into common stock of the Company at the option of the holder at a price equal to the dollar amount of the note being converted divided by 75% of the three lowest volume weighted average prices during the 20 day trading period immediately preceding the date of conversion.

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

On December 31, 2011, given the changes in the Company’s stock price during the 20 day look-back period for December 31, 2011, this estimated liability decreased to $2,374, a decrease for the period through December 31, 2011 of $37,346 creating a non-cash charge to earnings for the quarter ended December 31, 2011 of that amount. During the three months ended December 31, 2011, $89,930 of principle was converted into 29,700,000 shares of common stock.

On March 31, 2012, given the changes in the Company’s stock price during the 20 day look-back period for March 31, 2011, this estimated liability decreased to $0, a decrease for the period through March 31, 2012 of $2,374 creating a non-cash charge to earnings for the quarter ended March 31, 2012 of that amount. During the three months ended March 31, 2012, $194,906 of principle and interest was converted into 121,341,617 shares of common stock.

As of March 31, 2012, this convertible note has been converted in full and no further amounts are outstanding and convertible into shares of common stock.

Arrangement #6 (Jay Wright)

On August 11, 2011 the Company issued to Jay Wright a Convertible Note plus a Warrant in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $25,000 in gross proceeds. The instrument is in the principal amount of $25,000 and matured on February 11, 2011. The Convertible Note is currently past maturity and the Company and the holder are in negotiations with respect to a final repayment arrangement either by conversions into the Company’s common stock or cash or a combination of both.

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $4,660 and the debt discount totaled the same. On September 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2011 and conversions during the period this estimated liability had increased to $8,411, an increase this period of $3,751, creating a non-cash charge to earnings for the three months ended September 30, 2011 of that amount. During the three month period ended September 30, 2011 amortization of debt discount amounted to $1,306 reducing the balance to $3,354. During the three month period ended December 31, 2011 amortization of debt discount amounted to $2,304 reducing the balance to $1,050.During the three month period ended March 31, 2012, amortization of debt discount amounted to $1050reducing the balance to $0

Arrangement #7 (John Fife)

On September 13, 2011 the Company issued a second Convertible Note to John Fife in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933. The initial principal amount of the first funded tranche of the Convertible Note was $357,500 and the Company received cash proceeds of $300,000. A second tranche of the Convertible Note in the amount of $200,000 cash was funded upon the filing by the Company of a Registration Statement on Form S-1 with the Securities and Exchange Commission providing for the registration of 185,400,000 shares of common stock that may be converted into from time to time by the holder of the Convertible Note. The instrument is convertible into the Company’s common stock at 80% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 20 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $137,481 and the loan discount totaled 194,981. On September 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2011 and conversions during the period this estimated liability had decreased to $97,614, a decrease this period of $39,868, creating a non-cash credit to earnings for the three months ended September 30, 2011 of that amount. During the three month period ended September 30, 2011 amortization of debt discount amounted to $10,993 reducing the balance to $183,987. On December 31, 2011, given the changes in the Company’s stock price during the 20 day look-back period for December 31, 2011 and conversions during the period this estimated liability had decreased to $138,386, a decrease this period of $5,607, creating a non-cash credit to earnings for the three months ended December 31, 2012 of that amount. During the three month period ended December 31, 2011 amortization of debt discount amounted to $10,223 reducing the balance to $173,764. On March 31, 2012, given the changes in the Company’s stock price during the 20 day look-back period for March 31, 2012 and conversions during the period this estimated liability had decreased to $113,070, a decrease this period of $25,316, creating a non-cash credit to earnings for the three months ended March 31, 2012 of that amount. During the three month period ended March 31, 2012 amortization of debt discount amounted to $58,930reducing the balance to $114,834.

As of March 31, 2012, this convertible note has $557,500 of principle and $49,131 of accrued interest outstanding, convertible into 498,955,847 shares of common stock.

Arrangement#8- Asher Enterprises, Inc.

On November 17, 2011 the Company issued to Asher Enterprises, Inc. a Convertible Note plus a Warrant in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $53,000 in gross proceeds, net of $3,000 closing fees. The instrument is in the principal amount of $53,000 and matures on November 17, 2012. Interest only is payable at the rate of 8% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $47,970 and the loan discount totaled the same. On December 31 , 2011, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had decreased to $37,338, a decrease this period of $10,632, creating a non-cash credit to earnings for the three months ended December 31, 2011 of that amount. During the three month period ended December 31, 2011 amortization of debt discount amounted to $8,722 reducing the balance to $42,188. On March 31 , 2012, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had decreased to $14,044, a decrease this period of $23,294 creating a non-cash credit to earnings for the three months ended March 31, 2012 of that amount. During the three month period ended March 31, 2012 amortization of debt discount amounted to $15,932 reducing the balance to $26,256.

As of March 31, 2012, this convertible note has $53,000 of principle and $1,413 of accrued interest outstanding, convertible into 29,120,879 shares of common stock. In connection with this transaction the Company reserved 102,713,178 shares of its Common Stock.

Arrangement#9- Asher Enterprises, Inc.

On January 5, 2012 the Company issued to Asher Enterprises, Inc. a Convertible Note plus a Warrant in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $35,000 in gross proceeds, net of $2,500 closing fees. The instrument is in the principal amount of $35,000 and matures on January 5, 2013. Interest only is payable at the rate of 8% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $26,681 and the debt discount totaled the same. On March 31 , 2012, given the changes in the Company’s stock price during the 10 day look-back period this estimated liability had decreased to $9,274, a decrease this period of $17,406, creating a non-cash credit to earnings for the three months ended March 31, 2012 of such amount. During the three month period ended March 31, 2012 amortization of debt discount amounted to $8,314 reducing the balance to $18,367.

As of March 31, 2012, this convertible note has $35,000 of principle and $583 of accrued interest outstanding, convertible into 19,280,769 shares of common stock. In connection with this transaction the Company reserved 136,450,000 shares of its Common Stock.

The following table summarizes notes payable under convertible debt and debenture agreements as of June 30, 2011 and March 31, 2012 (unaudited):

	30-Jun-11	31-Mar-12
		(unaudited)
	Amount	Amount
Arrangement #1- LaJolla Cove Investors, Inc.	$10,000	$-
less: reserve for utilization -LaJolla Cove Investors, Inc	$-	$-
Arrangement #2 - JMJ Financial, Inc	$705,750	$341,844
Arrangement #3 - JMJ Financial, Inc	$400,000	$321,000
Arrangement #4 - JMJ Financial, Inc	$200,000	$109,000
Arrangement #5 - J. Fife	$234,755	$-
Arrangement #6 - Jay Wright	$-	$-
Arrangement #7 - St. George Investments	$-	$557,500
Arrangement#8-Asher Enterprises, Inc.	-	$53,000
Arrangement#9 Asher Enterprises, Inc.	-	35,000

total notes payable	$1,550,505	$1,417,344

less: unamortized debt discount	$(300,000)	$(230,714)

Convertible Notes payable-long term portion	$1,250,505	$1,186,630

DERIVATIVE LIABILITY

The Company has estimated the value of the derivative liability associated with its convertible debt. Such estimate is based on a Black Scholes calculation at the time the debt was issued. At each reporting period, the value of this liability is marked to market and adjusted accordingly. Such adjustments are included in Other Income (Expense).

EQUITY LINE OF CREDIT

The Company entered into a $10,000,000 equity line of Credit with Dutchess Opportunity Fund II, LLC in December of 2011. Under the equity line, the Company is eligible to “PUT” to the fund, 20,000,000 shares of its common stock during any pricing period. The Company has registered a total of 250,000,000 shares of its common stock on a Form S-1 Registration Statement with the Securities and Exchange Commission that was declared effective on January 17, 2012 in connection with the Dutchess Equity Line. As of March 31, 2012, the Company has received $145,428 of proceeds under the Equity Line relating to the resale of 89,587,447 shares of the Company’s common stock, net of $13,500 transaction fees, of which $4726 was received in April. The amount of proceeds to be received under the Equity Line will depend upon the stock price of the Company at the various points in time it exercises the Put Option.

OTHER EQUITY

During the years ended June 30, 2009, the Company reevaluated warrants contracts to purchase 13,104,168 shares at fixed prices ranging from $.05 to $.15 per share originally issued during fiscal year ended June 30, 2008 pursuant to FASB Standards Codification Topic 815 (previously known as EITF 00-19), which reevaluation was to review if the Company should record an additional Derivative Liability. Such liability would be recordable if the other convertible instruments the Company had outstanding, primarily the convertible debentures and notes discussed above, would limit or prevent the Company from honoring the conversion of these fixed price warrants during their contract term.

The evaluation was performed on a contract by contract basis to equity instruments subject to FASB Standards Codification Topic 815 (previously known as EITF 00-19), namely warrants discussed above and the convertible debenture and convertible note agreements. The Company utilized a sequencing method prescribed by FASB Standards Codification Topic 815 (previously known as EITF 00-19) based upon applying shares available to contracts with the earliest inception date first.

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

Subsequent to September 30, 2009, the Company had not entered into any contracts for warrants or other equity instruments subject to reclassification to liabilities as prescribed by FASB Standards Codification Topic 815 (previously known as EITF 00-19) until August 10, 2011 when it entered into a Convertible Note for $25,000 with Jay Wright which concurrently provided the note holder a warrant and recorded an additional derivative liability for the warrant.

4.	COMMITMENTS AND CONTINGENCIES

The Company has offered and sold convertible notes to JMJ Financial in the aggregate principal amount plus accrued interest of $10,270,400 through March 31, 2012. Such convertible notes provide cash funding to the Company of up to $9,500,600. Through March 31, 2012, approximately $6,472,000 of cash has been received by the Company, $6,273,050 of which has been converted by JMJ Financial into a substantial number of shares of common stock without registration under the Securities Act of 1933, as amended, or qualification under state securities laws. The Company believes that any sales of common stock by JMJ are in full compliance with Rule 144 of the Securities Act of 1933, as amended, and has obtained an opinion of outside counsel regarding such compliance.

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

The Securities Act of 1933, as amended, requires that any claim for rescission is brought within one year of the violation. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the date of the violation. At March 31, 2012, approximately 120 million shares of our outstanding common stock issued in respect of our convertible note transactions with JMJ Financial could still be subject to rescission with a potential liability approximating $1.33 million, including a liability of approximately $220,000 for interest at 10% per annum.

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

The table below presents reconciliation for liabilities measured at fair value on a recurring basis at March 31, 2012 and March 31, 2011:

	Fair Value
	Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)
	Derivative Liability
	31-Mar-11	31-Mar-12
Balance at July 1	$4,577,110	1,664,575
Decrease in Derivative Liability	(3,108,331)	(1,791,357)
Debt Discounts	1,631,744	263,170
Balance at March 31	$3,101,123	136,388

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

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At March 31, 2012, the carrying value of the notes payable and accrued interest for convertible agreements and officers’ notes was approximately $2.3 million. The JMJ convertible notes, which are due at various times through December 31, 2012, yield an interest rate of 12%. Refer to Note 3 of these financial statements for more information about the Company’s notes payable.

6.	RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase’s President is also an officer and shareholder of Microphase and mPhase’s Chief Operating Officer is also an employee of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase whereby it would use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase whereby mPhase would reimburse Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services have been $5,000 per month and in July 2008; such fees were reduced to $3,000 per month. As of July 1, 2011, the fees have increased to $3,630 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis. During the nine months ended March 31, 2011 and March 31, 2012 and from inception (October 2, 1996), $34,278, $37,329 and $9,469,934 respectively, have been charged to expense. As a result of the foregoing transactions, as of March 31, 2012, the Company had a $39,673 payable to Microphase.

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

During the nine months ended March 31, 2011 and 2012 and the period from inception (October 2, 1996), $0, $0 and $16,031,811 respectively, have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations in Discontinued Operations.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On March 31, 2012, Mr. Biderman’s affiliated firm of Palladium Capital Advisors was owed unpaid finders’ fees in the amount of $150,000 which is included in due to related parties.

During the nine months ended March 31, the Company issued no shares to consultants who are not considered related parties.

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

Summary of compensation to related parties for the Nine Months Ended March 31, 2012

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$85,000	$82,333	$81,667			$249,000
Interest	$39,821	$26,055	$18,930			$84,806
Rent					$32,670	$32,670
G&A					$4,659	$4,659
R&D						$0
Finders Fees						$0
Stock based compensation (shares issued)	$2,488,500	$1,858,500	$1,858,500	$252,000	$63,000	$6,520,500
Stock based compensation (options issued)	$173,316	$103,990	$62,394			$339,700
Total compensation for the Nine Months Ended March 31, 2012	$2,786,637	$2,070,878	$2,021,491	$252,000	$100,329	$7,231,335

Summary of payables to related parties as of March 31, 2012

	Durando	Dotoli	Smiley	Total Notes Payable	Biderman	Microphase	Total
Notes payable	$429,073	$284,163	$207,877	$921,113			$921,113
Accrued Wages Officers	$8,333	$8,333	$6,250	$0			$22,916
Due to Officers / Affiliates					$150,000	$39,673	$189,673
Interest Payable	$43,912	$28,687	$20,808	$93,407			$93,407

Total Payable to Officers / Affiliates as of March 31, 2012	$481,318	$321,183	$234,935	$1,014,520	$150,000	$39,673	$1,227,109
					**

Summary of compensation to related parties for the Nine Months Ended March 31, 2011

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$120,000	$108,000	$105,000			$333,000
Interest	$24,908	$13,543	$12,405			$50,856
Rent					$27,000	$27,000
G&A					$7,278	$7,278
R&D						$0
Finders Fees				$12,500		$12,500
Total compensation for the Nine Months Ended March 31, 2011	$144,908	$121,543	$117,405	$12,500	$34,278	$430,634

Summary of payables to related parties as of June 30, 2011

	Durando	Dotoli	Smiley	Total Notes Payable	Biderman	Microphase	Total
Notes payable	$263,479	$148,306	$111,030	$522,815			$522,815
Due to Officers / Affiliates					$150,000	$27,242	$177,242
Interest Payable	$151,685	$120,498	$80,725	$352,909			$352,909

Total Payable to Officers / Affiliates	$415,164	$268,804	$191,755	$875,724	$150,000	$27,242	$1,052,966

7.	SUBSEQUENT EVENTS

From April 1, 2012 through May 9, 2012, the Company issued 180,422,419 shares of its common stock in connection with the conversion of $141,042 of the convertible debt arrangements and accrued interest thereon, pursuant to Rule 144 of the Securities Act of 1933, as amended.

On May,9 2012 the Company issued to Asher Enterprises, Inc. a Convertible Note plus a Warrant in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and will receive, upon the filing of this Form 10Q with the SEC, $35,000 in gross proceeds, net of $2,500 closing fees. The instrument is in the principal amount of $37,500 and matures on February 9, 2013. Interest only is payable at the rate of 8% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing will be used by the Company as working capital.

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

RESULTS OF OPERATIONS OVERVIEW

mPhase, a New Jersey corporation founded in 1996, is a publicly-held company with over 23,000 shareholders and approximately 3.5 billion shares of common stock outstanding. The Company’s common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. We are headquartered in Norwalk, Connecticut with offices in Little Falls, NJ. mPhase shares common office space with Microphase Corporation, a privately held company. Microphase is a leader in the field of radio frequency and filtering technologies within the defense and telecommunications industry. It has been in operation for over 50 years and supports mPhase with both engineering and administrative and financial resources as needed.

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

The platform technology behind the Smart NanoBattery is a porous nanostructured material used to repel and precisely control the flow of liquids. The material has a Smart Surface that can potentially be designed for other product applications including medical oxygen generation, hot/cold packs and emergency lighting.

mPhase has completed a Phase II Small Business Technology Transfer Program (STTR) grant, part of the Small Business Innovation Research (SBIR) program, with the U.S. Army for continued development of a reserve Smart NanoBattery for a critical computer memory application.

Since our inception in 1996, we have been a development-stage company and operating activities have related primarily to research and development, establishing third-party manufacturing relationships and developing product brand recognition, and since July 1, 2007, we have focused primarily upon development of our smart reserve battery and other battery and illuminator products.

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

In March of 2012, the Company accepted an invitation to visit a Cluster of International Technology research and development in Grenoble, France. The Cluster is made up on multinational companies and sponsored by various agencies of the French Government to perform advanced technology research is the area of energy storage devices, micro fluidics and nanotechnology. The Company is continuing exploratory negotiations with 3 potential strategic partners each of which is a member of the cluster to “custom tailor” its intellectual property and component products for use in a commercial end product.

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

The Company is planning a cost-reduction of its luxury illuminator product in order to penetrate a higher volume sales channel beyond the higher end market.

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

FINANCIAL OVERVIEW

Revenues. Since July 1, 2007, quarterly revenue, if any, has primarily been attributable to grants from the United States Army and testing arrangements involving its nanotechnology products. The Company is not currently working on any research in connection with government grants. The Company plans to apply for further STTR and SBIR grants with respect to its nanotechnology research and product development efforts. The Company also derived minor revenues in connection with sales of its emergency flashlight product under an initial pilot program that commenced in March of 2010.

Cost of revenues. Cost associated with revenues from Army Grants and fees for testing our nanotechnology products is currently very low. It is anticipated that the Company’s cost of revenues will increase significantly as the Company moves forward with the commercialization and distribution of its emergency flashlight product and other potential products associated with its mechanically-activated reserve battery.

Research and development. Research and development expenses have consisted principally of direct labor and payments made to MKE manufacturing (an approved vendor of Porsche), Porsche Design Studio and Microphase Corporation in connection with the Company’s Emergency Illuminator product and to Silex, a foundry located in Sweden, as well as other third party vendors involved in the development of the nanotechnology products. All research and development costs are expensed as incurred. Such expenses are expected to increase in the next fiscal year as the Company introduces a second automotive product into the market and pursues design and development of a cost reduced flashlight product.

General and administrative. General and administrative expenses consist primarily of salaries and related expenses for personnel engaged in its nanotechnology product line, legal and accounting personnel. In addition the Company form time to time will use outside consultants. Certain administrative activities are outsourced on a monthly fee basis to Microphase Corporation and mPhase leases its office in Norwalk, Connecticut from Microphase Corporation.

Non-cash compensation charges . The Company makes extensive use of stock, stock options and warrants as a form of compensation to employees, directors and outside consultants. We incurred non-cash compensation charges totaling $77,023,989 from inception (October 2, 1996) through March 31, 2012.

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

Cumulative losses, net worth and capital needs

The Company has incurred cumulative development stage losses of $201,499,463 and negative cash flow from operations of $88,412,693 from inception through March 31, 2012. The auditors’ report for the fiscal year ended June 30, 2011 includes the statement that "there is substantial doubt of the Company’s ability to continue as a going concern". As of March 31, 2012, the Company had a negative net worth of ($4,291,800) compared to a negative net worth of ($5,591,774) as of June 30, 2011 as a result of continuing net losses, reduced in the current three months primarily by conversions of convertible notes and accrued interest in excess of the net loss for the current period.

The Company has convertible notes funded with JMJ Financial. Draws under this facility for the nine months ended March 31, 2012 amounted to $0 (accounted for as a pay-down of notes receivable) and also the collection of $0 of accrued interest (included in the statement of operations). The Company has significant overhang from funded and unconverted portion of these convertible notes in excess of $1,400,000 convertible into 740,268,495 shares of common stock. The Company anticipates it will need to establish new and additional funding sources for the remaining portion of fiscal year 2012 and for fiscal year 2013. The Company raised $72,000 from private placements of 20 million shares of its common stock plus a $53,000 Convertible Note and $35,000 Convertible Note issued to an Accredited Investor during the nine months ended March 31, 2011. The Company also entered into a new convertible note arrangement with John Fife which provided $300,000 of funding in September, 2011 and $200,000 in October, 2011. In addition the Company has entered into an Equity Line with a fund sponsored by Dutchess Capital and has registered a total of 250 million shares of common stock on an Effective Form S-1 Registration Statement. Under the terms of the Equity Line, the Company is eligible to “PUT” from time to time to the Dutchess fund at a price equal to 94% of the proceeds received from periodic sales of the common stock in the open market by the Dutchess fund. The Company has received $145,428 in proceeds from the exercise of 6 PUT options for the nine months ended March 31, 2012.

While the Company believes it will be able to fund short term capital needs, it will from time to time need to supplement such funding. In the longer term, we estimate that the Company will need to raise approximately $300,000 and $5,000,000 of additional capital above these funds through June 30, 2012 and June 30, 2013 respectively in order to fund commercialization of its products.

The Company does not expect to derive any material revenue from its nanotechnology product development during the current fiscal year. The Company estimates that material revenues from its SmartNanoBattery could occur in 18 months depending upon the Company’s ability to secure federal funding in the form of SBIR grants and adoption and custom tailoring of such product as a reserve battery to a computer memory or other function for a specific weapons system. Additional revenues may be derived as early as the first quarter of fiscal year 2013 from further sales of the Company’s emergency flashlight product depending upon the establishment of a successful licensing arrangement with a major high-end product distributor.

THREE MONTHS ENDED March 31, 2012 VS. March 31, 2011

REVENUE

Total revenues were $241 for the three months ended March 31, 2012 compared to $17,720 for the three months ended March 31, 2011.The absence in revenue was the result of completion of the Phase II Army grant by the Company and the fact that during the quarter the Company did not receive any awards of new government grants.

RESEARCH AND DEVELOPMENT

Research and development expenses were $993 for the three months ended March 31, 2012 as compared to $110,915 during the comparable period in 2011 or a decrease of $109,922. This decrease in spending is a result of completion of its smart nano battery prototype and its emergency flashlight using its mechanically-activated reserve battery as brought to market in its pilot program as well as the Company’ current austerity program with respect to costs. This was offset, in part, by development of a second automotive product by the Company to be introduced in the market, assuming the availability of sufficient funding, during the first quarter of fiscal year 2013.

Subject to available funds, the Company expects to increase its research and development efforts throughout fiscal years 2013 and 2014. Such research is expected to focus on other applications for “smart surfaces” including the Smart Nano Battery. The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for both commercial and defense applications.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $359,040 for the three months ending March 31, 2012, down from $455,044 or a decrease of $96,004 from the comparable period in 2011. Administrative expenses were held in check as the Company has made a concentrated effort to freeze or otherwise reduce administrative costs while it seeks to commercialize its smartnanobattery product capabilities and secure more substantial research funding for possible applications of its “smart surfaces” technology.

OTHER (EXPENSE) AND INCOME

Included in this category are non-cash gains and costs associated with convertible debt that include a non-cash gain for the change in derivative value of $139,993 offset by amortization of debt discount costs of $84,225 plus $0 of debt extension fees and $426,092 of conversion fees and charges, resulting in a net charge of $370,324 from derivative liabilities associated with the Company’s convertible debt and is not indicative of operating results. Additionally, net interest expense of $72,353 brought total other expense to $442,677 in the current period. For the same period ended March 31, 2011 net other expense totaled $735,418, consisting primarily of net charges of $707,396 from derivative liabilities, increased by interest expense of $26,222.

NET INCOME AND (LOSS)

The Company recorded net loss of $806,279 for the three months ended March 31, 2012 as compared to a loss of $1,324,325 for the three months ended March 31, 2011. This represents a net loss per common share of ($0) and loss per share of $(0) for the three month periods ended March 31, 2012 and 2011 respectively. The net loss recorded in the current period as compared to the net loss reported for the same period last year is directly attributable to the magnitude of the net gain from derivative liabilities associated with the Company’s convertible debt recorded for the three months ended March 31, 2012 and is not indicative of operating results.

NINE MONTHS ENDED March 31, 2012 VS. March 31, 2011

REVENUE

Total revenues were $1,502 for the nine months ended March 31, 2012 compared to $47,871 for the nine months ended March 31, 2011.

RESEARCH AND DEVELOPMENT

Research and development expenses were $52,381 for the nine months ended March 31, 2012 as compared to $445,510 during the comparable period in 2011 or a decrease of $393,129. This decrease in spending is a result of completion of its smart nano battery prototype and its emergency flashlight using its mechanically-activated reserve battery as brought to market in its pilot program

Subject to available funds, the Company expects to increase its research and development efforts throughout fiscal years 2013 and 2014. Such research is expected to focus on other applications for “smart surfaces” including the Smart Nano Battery. The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for both commercial and defense applications.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $7,594,321 for the nine months ending March 31, 2012, up from $1,424,739 or an increase of $6,169,582 from the comparable period in 2011. Recurring administrative expenses were held in check as the Company has made a concentrated effort to freeze or otherwise reduce administrative costs while it seeks to commercialize its smartnanobattery product capabilities and secure more substantial research funding for possible applications of its “smart surfaces” technology. The increase was due primarily to the award of stock to the officers and directors on August 25, 2011, generating a non-cash charge of $6,520,500. Additionally, there was a non-cash charge of $14,154 for the amortization of deferred compensation from the re-pricing of options on the same date.

OTHER (EXPENSE) AND INCOME

Included in this category for the current quarter are non-cash gains and costs associated with convertible debt that include a non-cash gain for the change in derivative value of $1,791,356, which when combined with amortization of debt discount costs of $177,956, commitment fees of $124,800 and conversion fees and charges of $499,962, resulted in a net gain of $988,640 from derivative liabilities associated with the Company’s convertible debt and is not indicative of operating results. Additionally, net interest expense of $187,328 and other income of $1,131 in the current 9 month period ended March 31, 2012 brought total other income to $802,442. For the same period in the prior fiscal year ended March 31, 2011 net other income totaled $1,834,505, consisting primarily of net gains of $1,917,868 from derivative liabilities, reduced by interest expense of $81,563.

NET INCOME AND (LOSS)

The Company recorded a net loss of $6,855,508 for the nine months ended March 31, 2012 as compared to a net loss of $50,945 for the nine months ended March 31, 2011. This represents a net loss per common share of $0 and net income per share (basic and diluted) of $0 for the nine month periods ended March 31, 2012 and 2011 respectively. The net loss recorded in the current period as compared to the net income reported for the same period last year is directly attributable to the magnitude of the net gain from derivative liabilities associated with the Company’s convertible debt recorded for the nine months ended March 31, 2011, compared to additional stock compensation in the current period, and is not indicative of operating results.

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

Subsequent to September 30, 2009, the Company has not entered into, and presently the Company does not have, any contracts for warrants or other equity instruments subject to reclassification to liabilities as prescribed by FASB Standards Codification Topic 815 (previously known as EITF 00-19) until August 10, 2011, when it entered into a Convertible Note for $25,000, which concurrently provided the note holder a warrant and recorded an additional derivative liability for the warrant.

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

MATERIAL RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase’s President is also an officer and shareholder of Microphase and mPhase’s Chief Operating Officer is also an employee of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase whereby it would use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase would reimburse Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services has been $5,000 per month and in July, 2008, such fees were reduced to $3,000 per month. As of July 1, 2011, the fees have increased to $3,630 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis.

During the nine months ended March 31, 2011 and March 31, 2012 and from inception (October 2, 1996), $34,278, $37,329 and $9,469,934 respectively, have been charged to expense. As a result of the foregoing transactions as of March 31, 2012, the Company had a $39,673 payable to Microphase.

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

During the nine months ended March 31, 2012, the Company issued no shares to consultants who are not considered related parties.

Transactions with Officers

At various points during past fiscal years Messrs, Durando, Dotoli and Smiley provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand. During the fourth quarter of the fiscal year ended June 30, 2009, the Board of Directors authorized a conversion feature on these notes into shares of commons stock at the discretion of the holder provided such shares are authorized and available at a conversion price of $.0075 per share, which was comparable to private placements done during that quarter.

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Nine Months Ended March 31, 2012

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$85,000	$82,333	$81,667			$249,000
Interest	$39,821	$26,055	$18,930			$84,806
Rent					$32,670	$32,670
G&A					$4,659	$4,659
R&D						$0
Finders Fees						$0
Stock based compensation (shares issued)	$2,488,500	$1,858,500	$1,858,500	$252,000	$63,000	$6,520,500
Stock based compensation (options issued)	$173,316	$103,990	$62,394			$339,700
Total compensation for the Nine Months Ended March 31, 2012	$2,786,637	$2,070,878	$2,021,491	$252,000	$100,329	$7,231,335

Summary of payables to related parties as of March 31, 2012

	Durando	Dotoli	Smiley	Total Notes Payable	Biderman	Microphase	Total
Notes payable	$429,073	$284,163	$207,877	$921,113			$921,113
Accrued Wages Officers	$8,333	$8,333	$6,250	$0			$22,916
Due to Officers / Affiliates					$150,000	$39,673	$189,673
Interest Payable	$43,912	$28,687	$20,808	$93,407			$93,407

Total Payable to Officers / Affiliates as of March 31, 2012	$481,318	$321,183	$234,935	$1,014,520	$150,000	$39,673	$1,227,109
					**

Summary of compensation to related parties for the Nine Months Ended March 31, 2011

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$120,000	$108,000	$105,000			$333,000
Interest	$24,908	$13,543	$12,405			$50,856
Rent					$27,000	$27,000
G&A					$7,278	$7,278
R&D						$0
Finders Fees				$12,500		$12,500
Total compensation for the Nine Months Ended March 31, 2011	$144,908	$121,543	$117,405	$12,500	$34,278	$430,634

Summary of payables to related parties as of June 30, 2011

	Durando	Dotoli	Smiley	Total Notes Payable	Biderman	Microphase	Total
Notes payable	$263,479	$148,306	$111,030	$522,815			$522,815
Due to Officers / Affiliates					$150,000	$27,242	$177,242
Interest Payable	$151,685	$120,498	$80,725	$352,909			$352,909

Total Payable to Officers / Affiliates	$415,164	$268,804	$191,755	$875,724	$150,000	$27,242	$1,052,966

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative development stage losses of $201,499,464, and negative cash flow from operations of $88,412,693 as of March 31, 2012. The auditors’ report for the fiscal year ended June 30, 2011 includes the statement that "there is substantial doubt of the Company’s ability to continue as a going concern". As of March 31, 2012, the Company had a negative net worth of ($4,291,800) compared to a negative net worth of ($5,591,774) as of June 30, 2011 as a result of continuing net losses, reduced in the current three months primarily by conversions of convertible notes and accrued interest in excess of the net loss for the current period.

The Company raised $80,000 from private placements of 20 million shares of its common stock during the nine months ended March 31, 2012. The Company supplemented this funding with a new convertible note arrangement with John Fife which provided $300,000 of funding in September, 2011 and $200,000 in October, 2011. In addition, the Company has entered into a number of small convertible securities with Accredited Investors from time to time. Finally, the Company entered into a $10,000,000 equity line of Credit with Dutchess Opportunity Fund II, LLC in December of 2011. Under the equity line, the Company is eligible to “PUT” to the fund, 20,000,000 shares of its common stock during any pricing period. The Company has registered a total of $250,000,000 shares of its common stock on a Form S-1 Registration Statement with the Securities and Exchange Commission that was declared effective on January 17, 2012 in connection with the Dutchess Equity Line. As of May 9, 2012, the Company has received $145,428 of proceeds under the Equity Line. The amount of proceeds to be received under the Equity Line, will depend upon the stock price of the Company at the various points in time it exercises the Put Option.

While the Company believes the Equity Line in combination with Convertible Securities to be issued from time to time will fund short term capital needs it may supplement such funding. We estimate that the Company will need to raise approximately $300,000 of additional capital above the funds anticipated from the monthly payments by JMJ to meet longer term liquidity needs through June 30, 2012. The Company is in discussions with a private equity group to provide an initial infusion of $2 million prior to the end of current fiscal year and up to $10 million over a period of three years. Such monies would be necessary primarily to fund expenditures for commercialization and distribution of its emergency flashlight product which includes the Company’s active reserve battery contained therein. The Company does not expect to derive any material revenue from its nanotechnology product development until after a deployment and custom tailoring of its Smart Nanobattery takes place by the Army which the Company currently estimates could occur during the next 18 months. The Company has been seeking distributors with which to establish licensing or distribution agreements in order to maximize potential revenue associated with the product.

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

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at March 31, 2012.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time mPhase may be involved in various legal proceedings and other matters arising in the normal course of business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All proceeds received from the following financings were used by the Company for working capital needs.

Private Placements

During the nine months ended March 31, 2012, the Company issued 20 million shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $80,000 and paying finder’s fees in the amount of $8,000. The proceeds were used by the Company as working capital.

During the nine months ended March 31, 2011, the Company issued 25 million shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $125,000 and paying finder’s fees in the amount of $12,500. The proceeds were used by the Company as working capital

Stock Based Compensation

During the nine months ended March 31, 2012, the Company issued 1,035,000,000 shares of common stock to officers and directors, valued at $ 6,520,500, the entire amount of which is included general and administrative expenses in the Consolidated Statements of Operations for that period. Also during the three months ended September 30, 2011, the Company the Board of Directors revised the exercise price of options to purchase up to 98,000,000 shares of common stock previously granted to officers in September, 2008 (originally exercisable for 5 years with an exercise price of 5 cents per share). The exercise price of options to purchase up to 98,000,000 shares was revised to $.0040; the incremental cost of $339,700 was recorded as deferred compensation which will be amortized to expense through September 18, 2013.

During the nine months ended March 31, 2011, the Company did not issue any stock compensation, warrants or options to officers or employees and issued 15,075,000 shares of its common stock to consultants valued at $126,945.

Conversion of Debt Securities

During the nine months ended March 31, 2012, $1,191,355 of convertible debt and accrued interest thereon was converted into 373,790,093 shares of common stock.

During the nine months ended March 31, 2011, $2,277,758 of convertible debt and accrued interest thereon was converted into 362,675,312 shares of common stock.

Long Term Convertible Debentures / Notes Receivable / Debt Discount

The Company had 9 separate convertible debt arrangements with independent investors active during the quarter ended March 31, 2012.

During the nine months ended March 31, 2012, $1,191,355 of these convertible debt arrangements and accrued interest thereon was converted into 373,790,093 shares of common stock. These transactions are intended to provide liquidity and capital to the Company and are summarized below.

Arrangement #1(La Jolla Cove Investors, Inc.)

On Sept 11, 2008, the Company received proceeds of $200,000 under a Securities Purchase Agreement from La Jolla Cove Investors, Inc. This transaction involved three related agreements: 1) a Securities Purchase Agreement which could have, under certain circumstances, permit the Company to draw up to $2,000,000 of funds, 2) a convertible debenture totaling $2,000,000, with an interest rate of 7 1/4% and a maturity date of September 30, 2011, and 3) a secured note receivable in the amount of $1,800,000 with an interest rate of 8 1/4% and maturity date of September 30, 2011 due from the holder of the convertible debenture.

Conversion of the outstanding debenture into common shares was at the option of the holder at a price equal to the dollar amount of the debenture divided by the lesser of $.35 per share or 80% of the three lowest volume weighted average prices during a 20 day trading period. At the time of the transaction (September 11, 2008), the derivative value of this security was calculated to be $1,176,471. On June 30, 2011, the derivative value of this security was calculated to be $3,468.

On March 16, 2011, the holder and the Company entered into a termination agreement whereby $1,800,000 of the principal of both the note receivable and the convertible debenture, plus $90,291 in accrued interest receivable and $84,175 in accrued interest payable, was cancelled. Additionally, in connection with the termination, the Company paid the holder $17,000 and assigned to a consultant engaged by the Company the unconverted portion of the convertible debenture in the amount of $10,000, which had been fully funded in cash and which was converted in full together with accrued interest of $500 for 2,560,976 shares of common stock during the quarter ended September 30, 2011 and as of September 30, 2011, this convertible note had been satisfied in full.

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

At the commitment date, the derivative value of the embedded conversion feature of such security was $536,000 and the debt discount was valued at $636,000. As of June 30, 2011, this value was calculated to be $472,773. During the year ended June 30, 2011 the holder converted $33,750 of principal into 10,000,000 shares of common stock and amortization of debt discount amounted to $412,332, reducing the debt discount balance to $100,000. On September 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2011, this estimated liability had decreased to $235,517, a decrease this period of $237,206, creating a non-cash credit to earnings for the three months ended September 30, 2011 of that amount. On December 31, 2011, given the changes in the Company’s stock price during the 20 day look-back period for December 31, 2011, this estimated liability had decreased to $14,275, a decrease this period of $221,242, creating a non-cash credit to earnings for the three months ended December 31, 2011 of that amount. On March 31, 2012, given the changes in the Company’s stock price during the 20 day look-back period for March 31, 2012, this estimated liability had decreased to $0, a decrease this period of $14,275, creating a non-cash credit to earnings for the three months ended March 31, 2012 of that amount.

During the nine month period ended March 31, 2012, the Company reduced the note payable and debt discount by $42,000 in proportion with the amount funded to the total original funding commitment and amortization of debt discount amounted to $11,600 reducing the balance to $46,400. Also during the nine month period ended March 31, 2012, $713,000 of principle was converted into 178,000,000 shares of common stock. As of March 31, 2012, the Company had incurred $429,550 of conversion fees during the nine months then ended and this convertible note has $331,884 outstanding.

Based upon the price of the Company’s common stock on June 30, 2011 of $.0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 222,142,857 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated. Based upon the price of the Company’s common stock on March 31, 2012 of $.00130 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 196,086,000 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated.

The Company and the holder negotiated amendments to this agreement, and funding and conversions did not occur between April, 2011 and September, 2011, when the agreement was revised to have a floor conversion price of $.0040. For accounting purposes the note receivable has been fully reserved, and the liability is recorded, when netted against the debt discount and cumulative conversions, at the amount funded. Based upon the price of the Company’s common stock on June 30, 2011, the net liability of this note is convertible into approximately 115,380,952 shares of common stock. Based upon the price of the Company’s common stock on March 31, 2012, the net liability of this note is convertible into approximately 85,461,000 shares of common stock.

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

At the time of the transaction, the derivative value of the embedded conversion feature of this security was calculated to be $542,714. As of June 30, 2011, this value was calculated to be $607,994. During the year ended June 30, 2011 amortization of debt discount amounted to $418,552, reducing the debt discount balance to $100,000. On September 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2011, this estimated liability had decreased to $317,753, a decrease this period of $290,241, creating a non-cash credit to earnings for the three months ended September 30, 2011 of that amount. On December 31, 2011, given the changes in the Company’s stock price during the 20 day look-back period for December 31, 2011, this estimated liability had decreased to $21,589, a decrease this period of $296,164, creating a non-cash credit to earnings for the three months ended December 31, 2011 of that amount. On March 31, 2012, given the changes in the Company’s stock price during the 20 day look-back period for March 31, 2012, this estimated liability had decreased to $0, a decrease this period of $21,589, creating a non-cash credit to earnings for the three months ended March 31, 2012 of that amount.

During the nine month period ended March 31, 2012, the Company reduced the note payable and debt discount by $79,000 in proportion with the amount funded to the total original funding commitment and amortization of debt discount amounted to $3,600 reducing the balance to $17,400. As of March 31, 2012, this convertible note has $321,000outstanding.

Based upon the price of the Company’s common stock on June 30, 2011 of $.0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 285,714,286 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated. Based upon the price of the Company’s common stock on March 31, 2011 of $.00130 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 375,000,000 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated.

The Company and the holder negotiated amendments to this agreement, and funding and conversions did not occur between April, 2011 and September, 2011, when the agreement was revised to have a floor conversion price of $.0040. For accounting purposes the note receivable has been fully reserved, and the liability is recorded, when netted against the debt discount and cumulative conversions, at the amount funded. Based upon the price of the Company’s common stock on June 30, 2011, the net liability of this note is convertible into approximately 38,095,238 shares of common stock. Based upon the price of the Company’s common stock on March 31, 2012, the net liability of this note is convertible into approximately 80,250,000 shares of common stock.

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

At the time of the transaction, the derivative value of the embedded conversion feature of this security was calculated to be $421,891 and at June 30, 2011, the estimated liability was calculated to be $486,795. During the year ended June 30, 2011 amortization of debt discount amounted to $378,761, reducing the debt discount balance to $100,000. On September 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2011, this estimated liability had decreased to $254,203, a decrease this period of $232,592, creating a non-cash credit to earnings for the three months ended September 30, 2011 of that amount. On December 31, 2011, given the changes in the Company’s stock price during the 20 day look-back period for December 31, 2011, this estimated liability had decreased to $17,272, a decrease this period of $236,931, creating a non-cash credit to earnings for the three months ended December 31, 2011 of that amount. . On March 31, 2012, given the changes in the Company’s stock price during the 20 day look-back period for March 31, 2012, this estimated liability had decreased to $0, a decrease this period of $17,272, creating a non-cash credit to earnings for the three months ended March 31, 2012 of that amount.

During the nine month period ended March 31, 2012, the Company reduced the note payable and debt discount by $91,000 in proportion with the amount funded to the total original funding commitment and amortization of debt discount amounted to $1,543 reducing the balance to $7,457. As of March 31, 2012, this convertible note has $109,000 outstanding.

Based upon the price of the Company’s common stock on June 30, 2011 of $,0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 228,571,429 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated. Based upon the price of the Company’s common stock on March 31, 2012 of $.00130 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 300,000,000 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated.

The Company and the holder negotiated amendments to this agreement, and funding and conversions did not occur between April, 2011 and September, 2011, when the agreement was revised to have a floor conversion price of $.0040. For accounting purposes the note receivable has been fully reserved, and the liability is recorded, when netted against the debt discount and cumulative conversions, at the amount funded. Based upon the price of the Company’s common stock on June 30, 2011, the net liability of this note is convertible into approximately 19,047,619 shares of common stock. Based upon the price of the Company’s common stock on March 31, 2012, the net liability of this note is convertible into approximately 27,250,000 shares of common stock.

Arrangement #5 (John Fife)

On March 3, 2010, the Company entered into a financing agreement with John Fife that consisted of a convertible note issued by the Company in the principal amount of $550,000 bearing interest at 7.5% per annum in which the Company received $495,000 cash up front. The convertible note has a maturity date of 4 years from the date of issuance. In addition, the Company committed to issue 2 additional promissory notes each in the principal amount of $275,000, each with an interest rate of 7.5% and each upon the receipt of $250,000 of cash funding in exchange for such notes. The issuance of each of such notes was expected to take place upon the full conversion by the holder of its previous note into common stock of the Company. Conversion of each of the convertible notes into common stock of the Company is at the option of the holder at a price equal to the dollar amount of the note being converted divided by 75% of the three lowest volume weighted average prices during the 20 day trading period immediately preceding the date of conversion.

At the time of the transaction, the embedded conversion feature of this security was calculated to be $193,767 and the debt discount totaled $243,767 and at June 30, 2011, the estimated liability was calculated to be $78,065 and the debt discount had been amortized to $0. Also during the year ended June 30, 2011 approximately $30,000 of additional interest and $28,000 of intervention fees were added to the note balance for exceeding the first anniversary and the curtailment of conversions in April, 2011. On September 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2011 and conversions during the period this estimated liability had decreased to $28,069, a decrease this period of $49,996, creating a non-cash credit to earnings for the three months ended September 30, 2011 of that amount.

On October 22, 2010 the Company entered into a Forbearance Agreement with holder John Fife in which John Fife agreed not to convert any additional amounts under the convertible notes until January 15, 2011 in exchange for increasing the original principal amount of those notes by 10% from $550,000 to $605,000. This increase in the convertible notes is also convertible into common stock of the Company at the option of the holder at a price equal to the dollar amount of the note being converted divided by 75% of the three lowest volume weighted average prices during the 20 day trading period immediately preceding the date of conversion.

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

On December 31, 2011, given the changes in the Company’s stock price during the 20 day look-back period for December 31, 2011, this estimated liability decreased to $2,374, a decrease for the period of $37,346 creating a non-cash charge to earnings for the quarter ended December 31, 2011 of that amount. During the three months ended December 31, 2011 $89,930 of principal and interest was converted into 29,700,00 shares of common stock.

On March 31, 2012, given the changes in the Company’s stock price during the 20 day look-back period for March 31, 2012, this estimated liability decreased to $0, a decrease for the period of $2,374 creating a non-cash charge to earnings for the quarter ended March 31, 2012. of that amount. During the three months ended March 31, 2012, $194,906 of principal and interest was converted into 121,617 shares of common stock.

As of March 31, 2011, this convertible note has been converted in full and further amounts are outstanding and convertible into common stock.

Arrangement #6 (Jay Wright)

On August 11, 2011 the Company issued to Jay Wright a Convertible Note plus a Warrant in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $25,000 in gross proceeds. The instrument is in the principal amount of $25,000 and matured on February 11, 2011. The Convertible Note is currently past maturity and the Company and the holder are in negotiations with respect to a final repayment arrangement either by conversions into the Company’s common stock or cash or a combination of both.

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $4,660 and the debt discount totaled the same. On September 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2011 and conversions during the period this estimated liability had increased to $8,411, an increase this period of $3,751, creating a non-cash charge to earnings for the three months ended September 30, 2011 of that amount. During the three month period ended September 30, 2011 amortization of debt discount amounted to $1,306 reducing the balance to $3,354. During the three month period ended December 31, 2011 amortization of debt discount amounted to $2,304 reducing the balance to $1,050.During the three month period ended March 31, 2012, amortization of debt discount amounted to $1,050reducing the balance to $0.

Arrangement #7 (John Fife)

On September 13, 2011 the Company issued a second Convertible Note to John Fife in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933. The initial principal amount of the first funded tranche of the Convertible Note was $357,500 and the Company received cash proceeds of $300,000. A second tranche of the Convertible Note in the amount of $200,000 cash was funded upon the filing by the Company of a Registration Statement on Form S-1 with the Securities and Exchange Commission providing for the registration of 185,400,000 shares of common stock that may be converted into from time to time by the holder of the Convertible Note. The instrument is convertible into the Company’s common stock at 80% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 20 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

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

As of March 31, 2012, this convertible note has $557,500 of principle and $49,131 of accrued interest outstanding, convertible into 498,955,847 shares of common stock.

Arrangement#8- Asher Enterprises, Inc.

On November 17, 2011 the Company issued to Asher Enterprises, Inc. a Convertible Note plus a Warrant in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $53,000 in gross proceeds, net of $3,000 closing fees. The instrument is in the principal amount of $53,000 and matures on November 17, 2012. Interest only is payable at the rate of 8% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weighted average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $47,970 and the loan discount totaled the same. On December 31, 2011, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had decreased to $37,338, a decrease this period of $10,632, creating a non-cash credit to earnings for the three months ended December 31, 2011 of that amount. During the three month period ended December 31, 2011 amortization of debt discount amounted to $8,722 reducing the balance to $42,188. On March 31, 2012, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had decreased to $14,044, a decrease this period of $23,294, creating a non-cash credit to earnings for the three months ended March 31, 2012 of that amount. During the three month period ended March 31, 2012 amortization of debt discount amounted to $15,932 reducing the balance to $26,256.

As of March 31, 2012, this convertible note has $53,000 of principle and $1,413of accrued interest outstanding, convertible into 102,713,178 shares of common stock.

Arrangement#9- Asher Enterprises, Inc.

On January 5, 2012 the Company issued to Asher Enterprises, Inc. a Convertible Note plus a Warrant in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $35,000 in gross proceeds, net of $2,500 closing fees. The instrument is in the principal amount of $35,000 and matures on January 5, 2013. Interest only is payable at the rate of 8% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $47,970 and the loan discount totaled the same. On March 31 , 2012, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had decreased to $9,274, a decrease this period of $17,906 creating a non-cash credit to earnings for the three months ended March 31, 2012 of that amount. During the three month period ended March 31, 2012 amortization of debt discount amounted to $8,314 reducing the balance to $18,367.

As of March 31, 2012, this convertible note has $35,000 of principle and $583 of accrued interest outstanding, convertible into 19,280,769 shares of common stock. In connection with this transaction the Company reserved 136,500,000 shares of its Common Stock.

EQUITY LINE OF CREDIT

The Company entered into a $10,000,000 equity line of Credit with Dutchess Opportunity Fund II, LLC in December of 2011. Under the equity line, the Company is eligible to “PUT” to the fund, 20,000,000 shares of its common stock during any pricing period. The Company has registered a total of $250,000,000 shares of its common stock on a Form S-1 Registration Statement with the Securities and Exchange Commission that was declared effective on January 17, 2012 in connection with the Dutchess Equity Line. As of May 9, 2012, the Company has received $145,428 of proceeds under the Equity Line. The amount of proceeds to be received under the Equity Line, will depend upon the stock price of the Company at the various points in time it exercises the Put Option.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Form 8k dated January 17, 2012 announcing the sale of Unregistered Securities in the Form of a Convertible Note in the principal amount of $35,000.

Form 8k dated February 1, 2012 announcing the termination of the EIP acquisition.

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

mPHASE TECHNOLOGIES, INC.

Dated: May 11, 2012	By: /s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President Chief Financial Officer and General Counsel