Form 10-K
period 2012-06-30
MPHASE TECHNOLOGIES INC
filed 2012-09-24
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE YEAR ENDED JUNE 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes [   ]     No [ X ]

As of December 31, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,993,904 the closing sale price as of that date. As of July 26, 2012, there were 4,071,051,851 shares of common stock, $.001 par value, outstanding.

Documents Incorporated by Reference

None.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2012
TABLE OF CONTENTS

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

ITEM 1. BUSINESS

General Description of the Business

mPhase Technologies, Inc. is a publicly-held New Jersey corporation founded in 1996. The Company has approximately 23,000 shareholders and approximately 4 billion shares of common stock outstanding as of June 30, 2012. The Company's common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. The Company has offices in Little Falls, New Jersey as well as Norwalk, Connecticut.

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

mPhase has completed a Phase II Small Business Technology Transfer Program (STTR) grant, part of the Small Business Innovation Research (SBIR) program, with the U.S. Army for continued development of a reserve Smart NanoBattery for a critical computer memory application. Such reserve battery can be activated by an electronic pulse. The Army has also successfully tested the Smart NanoBattery as an energy source activated by g forces for a guidance system for small munitions.

In a separate effort, mPhase has also developed a mechanically- activated reserve battery. As a result of a unique combination of battery and mechanical engineering, such reserve battery also has a potentially infinite shelf-life. The battery was part of the Company's pilot program for a new emergency flashlight product line that has been designed by and co-branded with Porsche Design Studio, a premiere world-class company specializing in high-end accessory products for the luxury automotive manufacturer. The Company is developing a second automotive product with Porsche Design studio.

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

In July of 2007, mPhase formed a new wholly-owned subsidiary, AlwaysReady, Inc., to focus on the development of its nanotechnology products. The Company has used this subsidiary as a division of the Company in order to develop increasing brand recognition of its battery products. The Company decided in September of 2007 to transfer its development work out of Bell Labs (Alcatel/Lucent) in order to accelerate and broaden its nanotechnology product commercialization efforts. Bell Labs had engaged in its battery research and development for the Company for zinc-based batteries and was limited since it did not have facilities capable of handling lithium chemistry. mPhase has continued to work with Rutgers ESRG which has facilities capable of handling lithium based batteries and has also engaged in work with foundries and other companies to supply essential components, fabricate prototypes, and plan manufacturing approaches. These companies currently include Silex, a well-respected silicon foundry in Sweden, and Eagle Picher, a well-known battery designer and manufacturer that focuses on high-end batteries for military applications located in Joplin, Missouri.

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

During fiscal year ended June 30, 2011, the Company completed work on its Phase II STTR grant for the U.S. army for a nano-reserve battery for a back-up computer memory application. In addition the Company engaged First Principals, Inc to perform an evaluation or each of its patents in order to identify a strategic partner whose products line will need the Company’s SmartNanoBattery as a compelling solution.

On March 6, 2012, the Company announced that it is exploring the printing of its Smart NanoBattery on graphene and other new advanced materials. Graphene is a very strong material that has been described as the most conductive material known, making it a vast improvement over silicon. Graphene has the potential to lead to faster, cheaper and more flexible devices including power sources.

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

DISCONTINUED BUSINESS-Internet Protocol Television (IPTV)

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

In 2007 the Company entered into a Cooperative Research and Development Agreement (“CRADA”) with Picatinny Arsenal to test the single cell version of the Smart NanoBattery suitable for future research and development programs for projectile launched munitions. From 2007 through the first quarter of calendar year 2010, numerous internal laboratory air gun simulation tests were performed, including a live-air gun and live gun fired test at the United States Army’s facility at Aberdeen Proving Grounds, Aberdeen, Maryland. A prototype of the Smart NanoBattery was the subject of a live fire test as part of a projectile fired out of an Abrams Tank. The results of the test indicated that the battery was activated by 10,000 G forces indicating that it could supply energy necessary to operate a guidance system for small munitions. In addition, the Smart NanoBattery demonstrated extreme resiliency to shock and acceleration since, it survived tests that subjected it to high acceleration of over 30,000 G forces.

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

On February 20, 2008, the Company announced that a prototype of its smart reserve nanobattery was successfully deployed and activated by the resulting g-force in a gun-fired test at the Aberdeen Proving Grounds in Maryland. The test was conducted by the U.S. Army Armament Research, Development, and Engineering Center (ARDEC) of Picatinny New Jersey. In this test, the AlwaysReady battery delivered power to the test load inside the standard military anti-tank round (M830A1 or HEAT-High Explosive Anti-Tank) and demonstrated extreme resiliency, surviving the harsh environment as well as the high acceleration at a g-force in excess of 45,000 (one "g" is equal to the pull of gravity at sea level). The gun-fired test was part of a prototype evaluation process that the U.S. Army was conducting as part of its CRADA (Cooperative Research and Development Agreement). The Company's Engineers collaborated with those at Picatinny involved in the development of precision guidance components to successfully package this reserve electrochemical storage system to operate during the gun-firing and flight environment of a very high "g" round. The developmental qualification work, prior to the live test firing, was performed using Picatinny's air gun test facilities by subjecting battery prototypes to various launch accelerations and various design iterations. The test validated the performance of the AlwaysReady battery with a current armament used by the Army. The Company stated that its goal was to potentially incorporate this battery technology into smart, gun-fired munitions programs being developed by Picatinny.

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

On January 15, 2009, the Company announced that its Smart NanoBattery being developed pursuant to a Phase II Army Grant for a critical mission computer backup reserve battery may also have wider application for unattended electronic ground sensors that provide mission critical information for military operatives.

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

On November 2, 2009, the Company reported that it had been granted a United States patent for its concept for a battery that is safer for the environment in that it is based on the idea of neutralizing the harmful chemistry inside the battery by dispensing a neutralizing agent or containment polymer located inside the battery fixture and dispensed once the battery is depleted. This reduces the risk of potentially harmful chemicals leaking through the battery container and polluting the ground or air after the battery has been discarded.

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

On August 25, 2010, the Company announced that it signed a representative agreement with Tritech Lt. of Hod HaSharon, Israel, a leading stocking representative and distributor of major manufacturers of electronic components serving the Military, Communication, Medical, Industrial Control and Security Industries to promote the Company’s products exclusively in Israel.

On November 9, 2010, the Company announced that it has successfully assembled its first functional multi-cell Smart NanoBattery This was achieved by bonding an electrolyte reservoir to mPhase's patented, porous, silicon based smart surface. The combined multi-cell reservoir and honeycomb porous smart surface assembly is then bonded to a glass and silicon electrode assembly and populated with the electrode stacks consisting of lithium and carbon monofluoride materials (Li/CFx). Fully assembled units are then filled with the electrolyte and sealed, making them air tight. They are finally attached to special circuit boards for testing and characterization studies, which will include triggering and activation of each of the independent battery cells via a technique called electrowetting, which gives the mPhase reserve battery one of its key attributes -- programmable triggering. Because of the unique design of the multi-cell battery, each cell in the battery has very long shelf until it is triggered. The development of the Smart NanoBattery has been undertaken with funding support from a Phase II STTR Army award.

On November 10, 2010, the Company announced that it is developing a second new automotive product with a major European automobile manufacturer that is based on advanced battery technology and that work on the first prototype of the product commenced. A feasibility study was concluded and the product is expected to have broad appeal to both the OEM and aftermarket automobile industry

On November 11, 2010, the Company announced that it has completed the engineering and safety testing of a new Active Reserve Battery for its award winning mPower Emergency Illuminator™. The new battery features a military- style housing with active Lithium-Manganese Dioxide (Li-Mn02). The battery provides up to 20 years of shelf life under normal operating temperatures and replaces our first Reserve Battery technology featured in the successful pilot run of the mPower Emergency Illuminator™. The new Active Reserve Battery (illustration included) acts as a direct replacement for the Company’s first twist to activate Reserve Battery and is available for sale on the mPower website for $29.99 USD. Included is the specification sheet for the new mPower On Command™ Active Reserve Battery.

mPower On Command™ Active Reserve Battery Specifications

  Nickel Plated Steel Air Tight Cylindrical Can
  Voltage Range 1.5V to 3.3V
  Average Voltage 3V
  Nominal Capacity 3.2 Ah @ 100mA to 2V @ 23 degrees C
  Max discharge 1.5A continuous
  Pulse Capacity up to 2.0A varies according to pulse characteristics, temperature, cell history and the application
  Operating Temp -40 degrees C to 72 degrees C
  Storage Temp -40 degrees C to 95 degrees C
  Nominal dimensions of case: L 2.56" x D 0.730" (L 65mm x D 18.6mm)
  Weight: 1.65 oz (41.3 grams)
  Insulating Red Protective Cap

  A hermetic glass to metal seal that ensures up to 20-year shelf life
  Active Reserve Battery chemistry: Lithium-Manganese Dioxide (Li-Mn02)
  Weight of metallic lithium in each battery: Approximately 1.10 grams of lithium

Complies with both US and EU safety regulations

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

On December 8, 2010, the Company announced that it has successfully completed the technical work under the Phase 2 STTR grant awarded by the US Army for the multi-cell Smart NanoBattery. The team achieved this milestone by completing the work sponsored by the Army Research Office, which encourages deep technical exploration, by funding small business involved in innovative research projects for miniature energy storage designs, by helping accelerate research and development concepts for long term commercialization efforts. The STTR funding enabled the mPhase technical team to develop functional prototypes and to conduct detailed analysis of the novel multi-cell reserve battery designs. The funding allowed the mPhase team to create a substantial IP portfolio and to achieve a Technical Readiness Level (TRL level) 4/5, which conventionally means that the original Smart Nanobattery design and technology used in its implementation progressed to the extent that they now meet the criteria for prototype testing in both laboratory and simulated deployment environments. The completed Smart Nanobattery is based on a complex MEMS device consisting of layers of silicon and glass fabricated to the exact specifications of the mPhase team by its commercial foundry partner. The mPhase team finished the assembly by populating each battery with the electrode stacks of lithium and carbon monofluoride materials (Li/CFx),that delivered 3 volts per cell. Because of the unique design of the multi-cell battery, each cell in the battery has very long shelf until it is activated via a technique called electrowetting, which gives the mPhase reserve battery one of its key attributes -- programmable triggering. The development of the Smart NanoBattery has been undertaken with funding support from a Phase II STTR Army award.

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

On April 5, 2011, the Company announced that it has begun to ship branded orders of its award winning Emergency Illuminator to a luxury-design firm based in Europe. The Emergency Illuminator is a precision instrument with a powerful 180 Lumens LED and two separate battery tubes. One tube is for everyday use and holds two CR123 batteries, while the other tube holds mPhase's Power On Command™ active reserve battery. If the regular CR123 batteries run down, the active reserve battery takes over -- even after laying idle for 20 years. The Emergency Illuminator also features a USB port that can be used for charging portable devices such as a cell phone.

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

On June 15, 2011, the Company announced that it had engaged First Principals, Inc. (FPI), a world-class technology appraisal and commercialization enterprise located in Cleveland, Ohio, to perform a complete economic and strategic evaluation of mPhase's Patent Portfolio and identify a broad array of potential innovative products for "smart surfaces." In addition, FPI is to assist the Company in identifying strategic partners leading to additional commercialization applications and opportunities with respect to its Smart NanoBattery.

On June 29, 2011, the Company received approval from its shareholders at a Special Meeting of Shareholders to amend the Company’s Articles of Incorporation to increase the Company’s authorized shares of common stock from 2 billion to 6 billion shares.

On October 19, 2011 the Company announced that an independent patent valuation of its technology estimates a minimum valuation of $40 million for its portfolio of patents and intellectual property. The technical study of the Company's intellectual property commenced in June of 2011 and was performed by FIRST PRINCIPALS, INC., a world-class technology appraisal and commercialization firm located in Cleveland, Ohio.

On November 28, 2011 the Company amended the par value of its common stock from $.01 to $.001, the Balance Sheet at June 30, 2011 was restated to reflect this change with a reduction of $14,656,520 to the value of common stock and a corresponding increase to additional paid in capital for the same amount. Transactions recorded in the Consolidated Statement of Changes in Stockholders’ Deficit were presented at the $.001 par value for the Fiscal Year Ended June 30, 2012.

On February 11, 2012, the Company announced that it had filed a new patent based upon its Smart Surface technology for a novel drug delivery system. The drug delivery patent is based on the ability of mPhases’s Smart Surface technology to electronically control the precise flow of a fluid on a nano-structured surface.

On February 14, 2012, the Company announced that it was enhancing its patent portfolio for products beyond reserve battery applications. The core of the portfolio is the unique architecture relating to its Smart NanoBattery that enables a shelf life of decades, remote activation, programmable control and adaptability to multiple chemistries within the same container. These attributes which are developed by the Company’s focus on “Smart Surfaces” lend themselves to potential applications in the areas of medical devices and portable electronic applications.

During the first three quarters of the fiscal year ended June 30, 2012, the Company attempted to acquire Energy Innovative Products, (“EIP”) a privately-held company that is a developer of proprietary technologies for reducing energy usage in refrigeration and cooling systems with both commercial and consumer applications. The transaction was terminated in February of 2012 by EIP prior to the Company completing its due diligence review of EIP’s assets, patents contracts and other necessary records. The Company is entitled to a breakage fees and restitution of certain monies advanced to EIP during the due diligence period and is seeking to determine the solvency of EIP and enforce certain contractual remedies under an Amended Letter of Intent.

On March 6, 2012, the Company announced that it is exploring the printing of its Smart NanoBattery on graphene and other new advanced materials. Graphene is a very strong material that has been described as the most conductive material known, making it a vast improvement over silicon. Graphene has the potential to lead to faster, cheaper and more flexible devices including power sources.

In March of 2012, the Company accepted an invitation to visit a Cluster of International Technology research and development in Grenoble, France. The Cluster is made up on multinational companies and sponsored by various agencies of the French Government to perform advanced technology research is the area of energy storage devices, micro fluidics and nanotechnology. The Company is continuing exploratory negotiations with potential strategic partners each of which is a member of the cluster to “custom tailor” its intellectual property and component products for use in a commercial end product.

On June 6, 2012, the Company announced that negotiations with two creditors have led to a standstill agreement and restructuring of approximately $1,500,000 in floating rate convertible securities into 8% fixed rate debt instruments with payments commencing on October 1, 2012 at an aggregate amount of approximately $70,000 per month for two years The beneficial effect of restructuring of the variable convertibility feature should give the Company the control it needs to cease the automatic dilution outside of the Company’s control of its issued and outstanding common stock. The debt restructuring should allow the company the flexibility it needs to obtain other funding.

During fiscal year ended June 30, 2012 the Company announced that it had successfully completed a prototype of a new automotive and marine product designed by a premiere European automotive company of luxury cars. A series of prototypes has resulted in a significant reduction in size and increased functionality of the product. The Company believes that the small footprint and distinguished designed may have significant appeal to both original equipment manufacturers and the automotive and marine aftermarket. The Company, pending establishment of a complete marketing and distribution network for the product, has not disclosed the product’s identity in order to first establish a “first to market presence” against potential competitors. The Company has identified and had discussions with a marketing agency and launch firm for the new product.

On July 17, 2012, the Company announced that it has executed a Memorandum Of Understanding with Stevens Institute of Technology in Hoboken NJ. The Memorandum of Understanding establishes a framework formalizing a cooperative collaboration to jointly pursue business opportunities, research and development (“R&D”) projects, and other appropriate cooperative arrangements between the parties. The Parties anticipate joint efforts towards achieving mutually beneficial goals and objectives with the intent of working together collaboratively in the design and fabrication of an advanced battery technology utilizing intellectual property and know-how from both parties with the possibility of integrating and advancing mPhase ’s Smart NanoBattery Technology with Stevens graphene based inkjet printing method for printing electrodes and electronic circuits. The parties also wish to explore the possibility of funding Stevens research activities relative to graphene based research projects to advance the inkjet printing of electronics utilizing advanced materials. Stevens and mPhase also agreed to pursue joint collaborations with Government Research Agencies and other Corporations.

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

Mechanically-Activated Reserve Battery

In April of 2008, mPhase successfully produced its first lithium-based breakable separator. This provided the basis of a new reserve battery product that relies on mechanical rather than electrical activation to provide Power on Command. In contrast to the Company's Smart NanoBattery product that is being developed using the science of nanotechnology and relies on an electro wetting membrane, this reserve battery is designed for mechanical rather than electrical activation. Such reserve battery is based upon an innovative mechanical and battery engineering design that is activated by puncturing a soft pouch containing electrolyte. Such reserve battery was especially designed to be used in the Company's new emergency flashlight product. It was designed for the Company by Eagle Picher, a major U.S. battery designer, and the flashlight was designed for the Company by Porsche Design Studio. The Company transitioned the flashlight’s backup battery from the Eagle Picher battery to a cost-reduced modified primary battery with an extended shelf life.

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

There are numerous thin film batteries based on lithium metal, lithium ion and lithium polymer, as well as other chemistries, used in military devices, portable electronics, RFID tags and wireless sensor networks, that are similar in size to the Smart NanoBattery, often referred to as microbatteries. None of these designs is based on reserve battery architectures. Thin film batteries are manufactured by companies including Cymbet Corporation, Front Edge Technology, Infinite Power Solutions, ITN Energy Systems, Johnson Research and Development Company, KSW Microtec, Lithium Technology Corporation, MPower Solutions, Oak Ridge Micro-Energy, Power Paper, Solicore, VoltaFlex Corporation. Large companies such as Energizer, Ultralife, Varta and Proctor & Gamble are also involved with developing thin film batteries. Thin film battery markets are anticipated to grow substantially as the result of a wide expansion of portable devices in that time frame. With 3.5 billion cell phone users and 67 billion RFID tags per year anticipated during year 2012, it is expected that there will be substantial commercial demand for thin film batteries.

Traditional reserve batteries are distinct from the mPhase/AlwaysReady Smart NanoBattery in terms of size and activation mechanism. The market for reserve batteries has largely been limited to the military for supplying power to munitions and other mission-critical electronic devices. The traditional reserve battery tends to be larger and certain types are built by hand and contain mechanical parts to activate the battery. The Smart NanoBattery relies on the phenomenon of electrowetting to initiate activation or a mechanical barrier that can be broken, in the case of the breakable barrier design. Traditional reserve batteries for military applications have been supplied by companies such as EaglePicher, Yardney and Storage Battery Systems, Inc. The Company believes that it may be able to significantly reduce the cost of its Smart Nanobattery with the recent discovery of the potential of “printing” the battery on a form of graphite rather than traditional silicon surface. The Company, through its working relationship with Stevens Institute, began in fiscal year 2012 to investigate the feasibility of the use of graphite which is much stronger, flexible and inexpensive than traditional silicon.

Flashlight and Automotive Product Market

The Company believes that there may be a significant market for a high-end emergency flashlight containing its mechanically activated reserve battery. The need for absolute reliability in many emergency situations includes those of fire, police and other emergency service providers. In addition to providing an emergency light source, when needed, the flashlight developed with such lithium reserve battery has, as an alternative to providing light, a port capable of recharging a cellular telephone produced by Porsche Design Studio as well as those of other major cellular telephone providers. Since the market for new and innovative portable electronic batteries continues to expand, especially in the field of wireless hand-held devices, the Company believes that its emergency flashlight and reserve battery may benefit significantly from this trend. The Company is currently financially constrained with respect to establishing a global marketing and distribution network for the product. The Company plans to address this issue in fiscal year 2013 in conjunction with the roll-out of a new, to be announced, world class automotive product.

Outsourcing

Research and Development

The Company practices an outsourcing model whereby it contracts with third party vendors to perform research and development rather than performing the bulk of these functions internally. For current development of its flashlight and reserve battery, the Company has outsourced the majority of the work. From February of 2004 through March of 2007, the Company engaged Lucent/Bell Labs to develop, using the science of nanotechnology, micro power cell arrays creating a structure for zinc batteries that separated the chemicals or electrolytes prior to initial activation. This was done by suspending on nano grass or small spoke-like pieces of silicon a liquid electrolyte taking advantage of a superhydrophobic effect that occurs as a result of the ability to manipulate materials of a very small size or less than 1/50,000 the size of a human hair. The Company has, as a result of outsourcing, been able to have access to facilities, equipment and research capabilities that the Company would not be able to develop on its own given the financial resources and time that would be required to build or acquire such research capabilities. The Company has also been able to achieve key strategic alliances with the U.S. Army to successfully test, under military combat conditions, its SmartBattery design, leading to further validation of its path to product development under a Cooperative Research and Development Agreement (CRADA). In addition, the Company has formed a relationship with Energy Storage Research Group, a center of excellence at Rutgers University, in New Jersey, that has enabled the Company to expand its battery development from a zinc to a lithium battery capable of delivering significantly more power. During fiscal years 2009 and 2010, the Company outsourced considerable foundry work for final development of the Smart NanoBattery to Silex, a Swedish company.

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

As previously noted, the Company outsourced to Eagle Picher company most of the prototype development of its mechanically-activated reserve battery and Porsche Design Studio the prototype development and MKE for its design and manufacturing of its pilot program Emergency Flashlight product. The Company continued its outsourcing model in fiscal year ended June 30, 2012 with the complete outsourcing for the design and development of its new automotive product.

During fiscal year ended June 30, 2012, the Company significantly advanced its working relationship with Stevens Institute which could serve as an additional outsourcing entity. In addition the Company had an independent appraisal of its patent portfolio performed by First Principals Inc. during fiscal year 2012 and based upon such appraisal and analysis the Company was invited in March to visit a major French Government sponsored technology cluster in Grenoble France. Membership in the Cluster would enable the Company to utilize the extensive laboratory and other research facilities sponsored by the French government and many large multinational companies that could establish strategic partnerships with the Company. The Company has been invited for a follow-up visit in September of 2012 to further establish the fit with a number of potential strategic partners that are larger companies already members of the cluster.

Prototype Development

As the Company moved from development to commercialization of its emergency flashlight products utilizing its mechanically activated reserve battery, the Company outsourced the creation of prototypes to Porsche Design Studio in December of 2008 and MKE, a mechanical design company in Austria that works closely with them. The reserve battery prototype development work was outsourced to Eagle Picher in early 2009. The Company engaged Microphase Corporation, a related party, under contract for project management and testing of its new Emergency Flashlight and the mechanically- activated reserve battery initially used in such flashlight at a cost of $50,000 per month for 6 months beginning April 1, 2009 and ending on September 30, 2009. From October 1, 2009 through June 30, 2012 the Company has paid Microphase Corporation a total of $225,000 in connection with its Emergency Flashlight pilot sales program. As of June 30, 2012, the Company has an outstanding payable of approximately $230,000 and an outstanding purchase commitment of approximately $70,000 to Porsche Design Studio for existing and new product prototype development work.

Manufacturing

mPhase subcontracts all of the manufacturing of its products to outside sources including related parties such as Microphase Corporation. During fiscal year ended June 30, 2012 the Company paid $0 for product manufacturing of its Emergency Illuminator. During the fiscal year ended June 30, 2011, the Company paid MKE $87,766 for the manufacture and packaging of its Emergency Illuminator. During the fiscal year ended June 30, 2010, the Company engaged MKE in connection with the manufacture and packaging of its Emergency Illuminator at a cost of $199,092. From April 1, 2009 through August 31, 2009, we paid $50,000 per month to Microphase for project management services in connection with development of the Company's flashlight with Porsche Design Studio and the concurrent development of its mechanically-activated reserve battery by Eagle Picher. The Company believes that such payments are the same as would be charged by other management services provided by non-affiliated third party providers of such services. By using contract manufacturers, mPhase avoids the substantial capital investments required for internal production.

Patents and Licenses

We have filed and intend to file United States patents, in some cases EU patents and/or copyright applications relating to some of our proposed products and technologies, either with our collaborators, strategic partners or on our own. There can be no assurance however, that any of the patents obtained will be adequate to protect our technologies or that we will have sufficient resources to enforce our patents.

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

On May 20, 2011, the Company announced that it had been granted a U.S. patent for multi-chemistry battery architecture.

As of fiscal year ended June 30, 2012, the Company has filed the following patents:

	Title	Awarded	Pending
1	Electrical Device Having A Reserve Battery Activation System		X
2	Combined Wetting/Non-Wetting Element for Low & High Surface Tension Liquids		X
3	Non-Pump Enabled Drug Delivery System		X
4	Device For Fluid Spreading & Transport		X
5	Adjustable Barrier For Regulating Flow of a Liquid		X
6	Reserve Battery System		X
7	Modular Device		X
8	Event Activated Micro Control Devices		X
9	Portable Battery Booster		X
10	Battery System	X
11	Reserve Battery		X
12	Tunable liquid microlens with lubrication assisted electrowetting	X
13	Method and apparatus for reducing friction between a fluid and a body	X
14	Battery having a nano structured electrode surface	X
15	Method and apparatus for controlling the flow resistance of a fluid on nano structured or micro structured surfaces	X
16	Structured membrane with controllable permeability	X
17	Nanostructure battery having end of life cells	X

We also rely on unpatented proprietary technology, and we can make no assurance that others may not independently develop the same or similar technology or otherwise obtain access to our unpatented technology.

Research and Development

From March of 2005 through March of 2007, the Company had engaged Bell Labs under separate Development Agreements for the development of a new generation of ultra-magnetic sensors (magnetometers) using the science of nanotechnology with a total cost of $2.4 million. The Company did not renew such its engagement with Bell Labs upon expiration and did not incur any further costs with respect to its magnetometer since the Company has suspended further development of the product to conserve financial resources.

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

Our Smart NanoBattery and power cell technology research and development was performed by the Bell Labs division of Alcatel/Lucent from February of 2004 through March of 2007 at an aggregate cost of $3.8 million. The Company paid Bell Labs $300,000 covering the period from April 27, 2007 through July 30, 2007, at which time it determined that, in order to develop a lithium battery for higher density energy than zinc, it required facilities capable of handling lithium battery research that Bell Labs does not have. The Company engaged a number of small foundries during fiscal year ended June 30, 2008 for commercialization of its Smart NanoBattery at a cost of approximately $150,000. In fiscal year ended June 30, 2009, the Company engaged Eagle Picher at a cost of $75,000 to design and engineer a prototype of its manually-activated lithium reserve battery and Porsche Design studio at a cost of $79,123 for design of its emergency flashlight product. In addition, the Company secured a Co-Branding Agreement with Porsche Design Studio for its emergency flashlight product. In fiscal year ended June 30, 2010, the Company paid $950,018 in connection with producing and bringing this product to market, and in fiscal year ended June 30, 2011, the Company incurred $33,254 of expenses in connection with this product. During the fiscal year ended June 30, 2009, the Company engaged Silex, a silicon foundry in Sweden, at a cost of $21,200 for further development of its Smart NanoBattery; payments to Silex for fiscal year ended June 30, 2010 in connection with the Smart NanoBattery amounted to $396,780, and for fiscal year ended June 30, 2011 they were $40,800.

During fiscal years ended June 30, 2008, June 30, 2009 and June 30, 2010, the Company engaged in joint research with Rutgers University in connection with a $750,000 STTR Grant from the United States Army for purposes of developing an emergency reserve battery to back-up a computer memory application.

During fiscal years ended June 30, 2009, June 30, 2010 and June 30, 2011, the Company engaged MKE, an approved vendor of Porche Design Studio to manufacture prototypes as well as a series of commercialized emergency flashlights utilizing the design developed for the Company by Porsche Design Studio.

Commencing in fiscal year ended June 30, 2011, the Company engaged Porsche Design Studio to develop a second automotive product for the Company. During fiscal year ended June 30, 2012, the Company continued the development of its Smart Nano Battery and progressed in the development of a final prototype of its second automotive product.

Employees

mPhase and its subsidiary companies presently have a total of 5 full-time employees and consultants, two of whom are also employed by Microphase Corporation. See the description in the section entitled Certain Relationships and Related Transactions.

ITEM 1A. RISK FACTORS

Risks Relating to the Company’s Early Stage of Development

          Our business is at an early stage of development and we may not develop products that can be commercialized.

          We have derived very limited revenues from a Phase I Army Grant of approximately $100,000 and a Phase II Army Grant of approximately $750,000 with respect to our Smart NanoBattery product from inception of development in February 2004 through March 30, 2011. We have derived revenues of only $41,283 from our Emergency Flashlight product from inception of sales in April of 2010 through June 30, 2012 and we have been forced to discontinue product development and marketing of our magnetometer product owing to limited financial resources.

          We have limited manufacturing, marketing, distribution and sales capabilities which may limit our ability to generate revenues.

          Due to the relatively early stage of our products, we have not yet invested significantly in manufacturing, marketing, distribution or product sales resources. We cannot assure you that we will be able to invest or develop any of these resources successfully or as expediently as necessary. The inability to do so may inhibit or harm our ability to generate revenues or operate profitably.

          We have a history of operating losses and we may not achieve future revenues or operating profits.

          We have generated modest revenue to date from our operations. Historically we have had net operating losses each year since our inception. As of June 30, 2012, we have an accumulated deficit of $(203,430,907) and a stockholders’ deficit of $(5,502,767) and incurred a net loss of $8,786,952. We incurred net losses of $8,786,952 and $486,391 for the years ended June 30, 2012 and June 30, 2011, respectively. The Company does not generate significant revenue outside of STTR grants and minor sales of its emergency illuminator product. Additionally, even if we are able to commercialize our technologies or any products or services related to our technologies it is not certain that they will result in revenue or profitability.

          We have a limited operating history on which investors may evaluate our operations and prospects for profitable operations.

          If we continue to suffer losses as we have in the past, investors may not receive any return on their investment and may lose their entire investment. Our prospects must be considered speculative in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly in light of the uncertainties relating to the new, competitive and rapidly evolving markets in which we anticipate we will operate. To attempt to address these risks, we must, among other things, further develop our technologies, products and services, successfully implement our research, development, marketing and commercialization strategies, respond to competitive developments and attract, retain and motivate qualified personnel. A substantial risk is involved in investing in us because, as an early stage company we have fewer resources than an established company, our management may be more likely to make mistakes at such an early stage, and we may be more vulnerable operationally and financially to any mistakes that may be made, as well as to external factors beyond our control.

Risks Relating to Technology

          We are dependent on new and unproven technologies.

          Our risks as an early stage company are compounded by our heavy dependence on emerging and sometimes unproven technologies. If these technologies do not produce satisfactory results, our business may be harmed.

          We may not be able to commercially develop our technologies and proposed product lines, which, in turn, would significantly harm our ability to earn revenues and result in a loss of investment.

          Our ability to commercially develop our technologies will be dictated in large part by forces outside our control which cannot be predicted, including, but not limited to, general economic conditions, the success of our research and field testing, the availability of collaborative partners to finance our work in pursuing applications of “smart surfaces” using materials science engineering, nanotechnology science and the principles of microfluidics and MEMS and technological or other developments in the field which, due to efficiencies or technological breakthroughs may render one or more areas of commercialization more attractive, obsolete or competitively unattractive. It is possible that one or more areas of commercialization will not be pursued at all if a collaborative partner or entity willing to fund research and development cannot be located. Our decisions regarding the ultimate products and/or services we pursue could have a significant adverse effect on our ability to earn revenue if we misinterpret trends, underestimate development costs and/or pursue wrong products or services. Any of these factors either alone or in concert could materially harm our ability to earn revenues or could result in a loss of any investment in us.

If we are unable to keep up with rapid technological changes in our field or compete effectively, we will be unable to operate profitably.

          We are engaged in activities in the nanotechnology and microfluidics field, which is characterized by extensive research efforts and rapid technological progress. If we fail to anticipate or respond adequately to technological developments, our ability to operate profitably could suffer. We cannot assure you that research and discoveries by other companies will not render our technologies or potential products or services uneconomical or result in products superior to those we develop or that any technologies, products or services we develop will be preferred to any existing or newly-developed technologies, products or services.

Risks Related to Intellectual Property

          Certain aspects of our technology are not protectable by patent.

          Certain parts of our know-how and technology are not patentable. To protect our proprietary position in such know-how and technology, we require all employees, consultants, advisors and collaborators with access to our technology to enter into confidentiality and invention ownership agreements with us. We cannot assure you; however, that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Further, in the absence of patent protection, competitors who independently develop substantially equivalent technology may harm our business.

          Patent litigation presents an ongoing threat to our business with respect to both outcomes and costs.

          It is possible that litigation over patent matters with one or more competitors could arise. We could incur substantial litigation or interference costs in defending ourselves against suits brought against us or in suits in which we may assert our patents against others. If the outcome of any such litigation is unfavorable, our business could be materially adversely affected. To determine the priority of inventions, we may also have to participate in interference proceedings declared by the United States Patent and Trademark Office, which could result in substantial cost to us. Without additional capital, we may not have the resources to adequately defend or pursue this litigation.

          We may not be able to protect our proprietary technology, which could harm our ability to operate profitably.

          Patent and trade secret protection is critical for the new technologies we utilize, nanotechnology and microfluidics, as well as the products and processes derived through them. Our success will depend, to a substantial degree, on our ability to obtain and enforce patent protection for our products, preserve any trade secrets and operate without infringing the proprietary rights of others. We cannot assure you that:

-	we will succeed in obtaining any patents in a timely manner or at all, or that the breadth or degree of protection of any such patents will protect our interests,

-	the use of our technology will not infringe on the proprietary rights of others,

-

patent applications relating to our potential products or technologies will result in the issuance of any patents or that, if issued, such patents will afford adequate protection to us or not be challenged, invalidated or infringed, and

-	patents will not issue to other parties, which may be infringed by our potential products or technologies.

-

we will continue to have the financial resources necessary to prosecute our existing patent applications, pay maintenance fees on patents and patent applications, or file patent applications on new inventions.

The fields in which we operate have been characterized by significant efforts by competitors to establish dominant or blocking patent rights to gain a competitive advantage, and by considerable differences of opinion as to the value and legal legitimacy of competitors' purported patent rights and the technologies they actually utilize in their businesses.

          Patents obtained by other persons may result in infringement claims against us that are costly to defend and which may limit our ability to use the disputed technologies and prevent us from pursuing research and development or commercialization of potential products.

          If third party patents or patent applications contain claims infringed by either our technology or other technology required to make and use our potential products and such claims are ultimately determined to be valid, there can be no assurance that we would be able to obtain licenses to these patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. If we are unable to obtain such licenses at a reasonable cost, we may not be able to develop some products commercially. We may be required to defend ourselves in court against allegations of infringement of third party patents. Patent litigation is very expensive and could consume substantial resources and create significant uncertainties. Any adverse outcome in such a suit could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to cease using such technology.

          We may not be able to adequately defend against piracy of intellectual property in foreign jurisdictions.

          Considerable research in the areas of micro fluid dynamics is being performed in countries outside of the United States, and a number of potential competitors are located in these countries. The laws protecting intellectual property in some of those countries may not provide adequate protection to prevent our competitors from misappropriating our intellectual property. Several of these potential competitors may be further along in the process of product development and also operate large, company-funded research and development programs. As a result, our competitors may develop more competitive or affordable products, or achieve earlier patent protection or product commercialization than we are able to achieve. Competitive products may render any products or product candidates that we develop obsolete.

We may incur substantial expenditures in the future in order to protect our intellectual property.

We believe that our intellectual property with respect to our Smart NanoBattery and our proprietary rights with respect to the Company's permeable membrane design consisting of both micro and nano scale silicon features that are coated with a monolayer chemistry used to repel liquids is critical to our future success. The Company’s current battery related patent portfolio consists of seven issued patents, of which one is jointly owned with Rutgers University, two are jointly owned with Lucent Technologies and four are licensed from Lucent Technologies. We also have four patent applications related to the Smart Surfaces technology that have been filed with the United States Patent Office and other foreign patent offices that are in various stages of examiner review, as well as four additional patent applications related to other Smart Surfaces technologies under review. Our pending patent applications may never be granted for various reasons, including the existence of conflicting patents or defects in our applications. Even if additional U.S. patents are ultimately granted, there are significant risks regarding enforcement of patents in international markets. There are many patents being filed as the science of nanotechnology develops and the Company has limited financial resources compared to large, well established companies to bring patent litigation based upon claims of patent infringement.

Our products may not be accepted in the marketplace.

          The degree of market acceptance of those products will depend on many factors, including:

-	Our ability to manufacture or obtain from third party manufacturers sufficient quantities of our product candidates with acceptable quality and at an acceptable cost to meet demand, and

-	Marketing and distribution support for our products.

          We cannot predict or guarantee that either military or commercial entities, in general, will accept or utilize any of our product candidates. Failure to achieve market acceptance would limit our ability to generate revenue and would have a material adverse effect on our business. In addition, if any of our product candidates achieve market acceptance, we may not be able to maintain that market acceptance over time if competing products or technologies are introduced that are received more favorably or are more cost-effective.

Risks Related to Third Party Reliance

          We depend on third parties to assist us in the development of new products extensively, and any failure of those parties to fulfill their obligations could result in costs and delays and prevent us from successfully commercializing our product candidates on a timely basis, if at all.

          We engage consultants and contract research organizations to help design, and to develop our products. The consultants and contract research organizations we engage provide us critical skills and resources that we do not have within our own company. As a result, we depend on these consultants and contract research organizations to perform the necessary research and development to create new products. We may face delays in developing and bringing new products to market if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers.

          We depend on our collaborators to help us develop a nd test our proposed products, and our ability to develop and commercialize products may be impaired or delayed if collaborations are unsuccessful.

          Our strategy for the development, testing and commercialization of our proposed products requires that we enter into collaborations with corporate partners, licensors, licensees and others. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of our partners. Under agreements with collaborators, we may rely significantly on such collaborators to, among other things:

-	Fund research and development activities with us;

-	Pay us fees upon the achievement of milestones under STIR and SBIR programs; and

-	Market with us any commercial products that result from our collaborations.

          Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to our research and development activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us.

          The development and commercialization of potential products will be delayed if collaborators fail to conduct these activities in a timely manner, or at all.

          If various outside vendors and collaborators do not achieve milestones set forth in our agreements, or if our collaborators breach or terminate their collaborative agreements with us, our business may be materially harmed.

          Our reliance on the activities of our non-employee consultants, research institutions, and scientific contractors, whose activities are not wholly within our control, may lead to delays in development of our proposed products.

          We rely extensively upon and have relationships with outside consultants and companies having specialized skills to conduct research. These consultants are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We have limited control over the activities of these consultants and, except as otherwise required by our collaboration and consulting agreements to the extent they exist, can expect only limited amounts of their time to be dedicated to our activities. These research facilities may have commitments to other commercial and non-commercial entities. We have limited control over the operations of these collaborators and can expect only limited amounts of time to be dedicated to our research and product development goals.

Product Development Risks

          We have limited resources to manage development activities.

          Our limited resources in conducting and managing development activities might prevent us from successfully designing or implementing new products. If we do not succeed in conducting and managing our development activities, we might not be able to commercialize our product candidates, or might be significantly delayed in doing so, which will materially harm our business.

          Our ability to generate revenues from any of our product candidates will depend on a number of factors, including our ability to successfully complete and implement our commercialization strategy. In addition, even if we are successful in bringing one or more product candidates to market, we will be subject to the risk that the marketplace will not accept those products. We may, and anticipate that we will need to, transition from a company with a research and development focus to a company capable of supporting commercial activities and we may not succeed in such a transition.

          Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict the extent of our future losses or when or if we will become profitable.

          Our failure to successfully commercialize our product candidates or to become and remain profitable could depress the market price of our Common Stock and impair our ability to raise capital, expand our business, diversify our product offerings and continue our operations.

Risks Related to Competition

          The market for energy storage products is highly competitive.

          We expect that our most significant competitors will be large more established companies. These companies are developing products that compete with ours and they have significantly greater capital resources in research and development, manufacturing, testing, obtaining regulatory approvals, and marketing capabilities. Many of these potential competitors are further along in the process of product development and also operate large, company-funded research and development programs. As a result, our competitors may develop more competitive or affordable products, or achieve earlier patent recognition and filings.

          Our industry is characterized by rapidly evolving technology and intense competition. Our competitors include major multinational energy-storage device and battery companies as well as nanotechnology companies that specialize in micro fluid dynamics and smart surfaces.

          Many of these companies are well-established and possess technical, research and development, financial and sales and marketing resources significantly greater than ours. In addition, certain smaller nanotechnology companies have formed strategic collaborations, partnerships and other types of joint ventures with larger, well established industry competitors that afford these companies' potential research and development and commercialization advantages. Academic institutions, governmental agencies and other public and private research organizations are also conducting and financing research activities which may produce products directly competitive to those we are developing. Moreover, many of these competitors may be able to obtain patent protection, obtain regulatory approvals and begin commercial sales of their products before we do.

          In the general area of energy storage and micro fluid dynamics, we compete with a variety of companies, including Duracell, Eveready and Ultralife.

          Each of these companies is well-established and has substantial technical and financial resources compared to us. Many smaller companies may also be developing products in the rapidly changing area of energy storage and advanced micro fluid dynamics. These smaller companies may become significant competitors through rapid evolution of new technologies. Any of these companies could substantially strengthen their competitive position through strategic alliances or collaborative arrangements with larger companies.

          Our competition includes both public and private organizations and collaborations among academic institutions and large companies, most of which have significantly greater experience and financial resources than we do.

          Private and public academic and research institutions also compete with us in the research and development of nanotechnology products based on micro-fluid dynamics. In the past several years, the nanotechnology industry has selectively entered into collaborations with both public and private organizations to explore the development of new products evolving out of research in micro-fluid dynamics.

          The energy storage device and battery business are each characterized by intense competition. We compete against numerous companies, both domestic and foreign, many of which have substantially greater experience and financial and other resources than we have.

          Companies such as Duracell, Eveready and Ultralife, as well as others, many of which have substantially greater resources and experience in our fields than we do, are well situated to effectively compete with us. Any of the world's largest battery companies represents a significant actual or potential competitor with vastly greater resources than ours. These and other competitive enterprises have devoted, and will continue to devote, substantial resources to the development of technologies and products in competition with us.

RISKS RELATED TO FINANCIAL ASPECTS OF OUR BUSINESS

          We may not be able to raise the required capital to conduct our operations and develop and commercialize our products. We require substantial additional capital resources in order to conduct our operations and develop and commercialize our products and run our facilities. We will need significant additional funds or collaborative partners, or both, to finance the research and development activities of our potential products. Accordingly, we are continuing to pursue additional sources of financing. Our future capital requirements will depend upon many factors, including:

-	The continued progress and cost of our research and development programs,

-	The costs in preparing, filing, prosecuting, maintaining and enforcing patent claims,

-	The costs of developing sales, marketing and distribution channels and our ability to sell the products if developed,

-	The costs involved in establishing manufacturing capabilities for commercial quantities of our proposed products,

-	Competing technological and market developments,

-	Market acceptance of our proposed products,

-	The costs for recruiting and retaining employees and consultants.

Additional financing through strategic collaborations, public or private equity financings or other financing sources may not be available on acceptable terms, or at all. Additional equity financing could result in significant dilution to our shareholders. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize on our own. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our programs or potential products, any of which could have a material adverse effect on our financial condition or business prospects.

Risks Relating to Our Debt Financings

If we are required for any reason to repay our outstanding convertible debt we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the convertible debentures, if required, could result in legal action against us, which could require the sale of substantial assets or liquidation of the Company.

          We had outstanding, as of June 30, 2012, $1,606,523 aggregate principal amount plus accrued interest of convertible debt, of which $74,158 is immediately convertible and $1,532,365 would become convertible if the Company failed to make monthly payments of approximately $70,000 per month commencing in October 2012.

          There are a large number of shares underlying our convertible debt in full. The sale of these shares may depress the market price of our Common Stock.

          As of June 30, 2012, on an aggregated basis our convertible debt financings may result in conversions into 222,392,638 and 1,857,316,902 shares of our Common Stock of which $74,158 is immediately convertible and $1,532,365 would become convertible if certain payments were not made, and warrants and options that may be converted into approximately121,540,639 shares of our Common Stock.

          Sales of a substantial number of shares of our Common Stock in the public market could adversely affect the market price for our Common Stock and make it more difficult for you to sell shares of our Common Stock at times and prices that you feel are appropriate.

          The issuance of shares upon conversion of the convertible debt will cause immediate and substantial dilution to our existing stockholders.

          The issuance of shares upon conversion of the convertible debt and shares issued under our equity line of credit will result in substantial dilution to the interests of other stockholders since the selling security holders may ultimately convert and sell the full amount issuable on conversion. Although no single selling security holder may convert its convertible debentures and/or exercise its warrants if such conversion or exercise would cause it to own more than 4.99% of our outstanding Common Stock, this restriction does not prevent each selling security holder from converting some of its holdings and then converting the rest of its holdings. In this way, each selling security holder could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued, which will have the effect of further diluting the proportionate equity interest and voting power of holders of our Common Stock.

          The Company could face certain regulatory challenges with respect to its reliance on Rule 144 of the Securities Act of 1933, as amended, with respect to certain of its convertible debenture financings entered into with JMJ Financial (“JMJ”) that could result in a significant negative economic impact on the Company.

          The Company believes that any sales of Common Stock by JMJ are in full compliance with Rule 144 of the Securities Act of 1933, as amended, and has obtained an opinion of outside counsel regarding such compliance. Nevertheless, it is possible such compliance could be challenged in the future by either regulatory agencies or shareholders. In particular, questions regarding the economic risk of JMJ with respect to the collateral required under the secured note delivered by JMJ in payment of the purchase price for the Company's convertible notes could be raised since the secured notes each contain a prepayment provision allowing JMJ to prepay such note, in full, by returning the convertible note. If a court of law determines that any offer or sale of Common Stock of the Company received in a conversion by JMJ was not in compliance with Rule 144 then JMJ could be deemed to be an underwriter. The result would be that the Company would have been engaged in a primary offering of Common Stock through an underwriter in violation of the registration requirements of the Securities Act of 1933, as amended. The Securities Act of 1933, as amended, requires that any claim for rescission be brought within one year of the violation. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the date of the violation. At June 30, 2012, approximately 41,833,333 shares of our outstanding common stock issued in respect of our convertible note transactions with JMJ Financial could be subject to rescission with a potential liability approximating $319,400, including a liability of approximately $42,900 for interest at 10% per annum.

The Company has been forced to curtail development of all products except its Smart NanoBattery and a second automotive product in order to conserve financial resources

The Company has been forced to focus on commercialization of only two of its products, thereby eliminating product diversification. The Company's lack of financial resources to simultaneously develop multiple products increases its overall risk profile as a development-stage company.

The Company currently lacks resources to cost-reduce and set up global marketing and distribution for either its emergency illuminator or second automotive product

mPhase's stock price has suffered significant declines during the past ten years and remains volatile.

The market price of our common stock closed at $7.88 on July 26, 2000 and at $.0069 on August 22, 2011. During such period the number of shares outstanding of the Company increased from approximately 30 million shares to approximately 4 billion shares. This increase was the result of periodic private placements and other financing arrangements involving convertible debt issued by the Company in order to finance company operations. Stocks in microcap companies having stock values below $1.00 per share have been very volatile during such period. Our common stock is a highly speculative investment and is suitable only for such investors with financial resources that enable them to sustain the loss of their entire investment in such stock. Because the price of our common stock is less than $5.00 per share and is not traded on the NASDAQ National or NASDAQSmall Cap exchanges, it is considered to be a "penny stock," limiting the type of customers that broker/dealers can sell to. Such customers consist only of "established customers" and "Accredited Investors" (within the meaning of Rule 501 of Regulation D of the Securities Act of 1933, as amended),generally individuals and entities of substantial net worth, thereby limiting the liquidity of our common stock.

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

We have reported net operating losses for each of our fiscal years from our inception in

We have reported net operating losses for each of our fiscal years from our inception in 1996 through the fiscal year ended June 30, 2012 and may not be able to operate profitability in the future.

We have had net losses of approximately $203.4 million since our inception in 1996 including approximately $8.8 million and $.5 million for the fiscal years ended June 30, 2012 and June 30, 2011, respectively and cannot be certain when or if we will ever be profitable. We expect to continue to have net losses for the foreseeable future and have a need to raise not less than $5 million in additional cash in the next 12 months through further equity private placements and existing convertible debt arrangements to continue operations. As of June 30, 2012, we have working capital of approximately $(3,677,969) and a stockholders’ deficit of $5,489,957. Cumulative negative cash flow from operations since inception has amounted to approximately $88,571,782.

Our independent auditor's report expresses doubt about our ability to continue as a going concern.

The reports of the Company's outside auditors Demetrius & Company, L.L.C., and its prior auditors Rosenberg, Rich, Baker, Berman & Company, Arthur Andersen & Co., with respect to its latest audited reports on Form10-K for each of the fiscal years commencing in the fiscal year ended June 30, 2001 through the current fiscal year ended June 30, 2012, stated that "there is substantial doubt of the Company's ability to continue as a going concern." Such opinion from our outside auditors makes it significantly more difficult and expensive for the Company to raise additional capital necessary to continue our operations.

Our common stock is subject to significant dilution upon issuance of shares we have reserved for future issuance.

As of June 30, 2012, outstanding convertible debt plus accrued interest is equal to $1,606,523, of which $74,158 is immediately convertible and $1,532,365 would become convertible if the Company failed to make monthly payments of approximately $70,000 per month commencing in October 2012; all of which has the right to convert into additional shares of our common stock at discounts of up to 40% of mPhase's then current stock price computed on a formula basis that may adversely affect the future price of our common stock that may result in conversions into 222,392,638 and 1,857,316,902 shares of our Common Stock based upon our stock price at June 30,2012. As of June 30, 2012, we have warrants and options convertible into 16,780,639 and 104,760,000 shares of our common stock at $.004 to $.135 per share that, upon exercise, may result in significant future dilution to many of our current shareholders and may adversely affect the future price of our common stock. In addition, the Company has also granted a conversion feature to certain officers for notes outstanding, giving these noteholder’s the right to convert principal and interest outstanding, subject to availability, into 297,387,906 shares of the Company’s common stock based on a $.0040 per share conversion price. We may be forced to raise additional cash for operations by selling additional shares of our common stock to shareholders at depressed prices resulting in further dilution to our shareholders.

RISK FACTORS RELATED TO OUR OPERATIONS

We have been a development-stage company since our inception in 1996 and have not to date had a significant or successful deployment of any of our flagship products, including our Smart NanoBattery and our Emergency Flashlight products.

We have derived no material revenues from our Smart NanoBattery from inception of development in February 2004 through June 30, 2012 or the Emergency Flashlight and we have been forced to discontinue product development and marketing of both our TV+ and magnetometer products owing to limited financial resources.

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

Commercialization of new technology products often has a very long lead time since it is not possible to predict when major companies will license such technology for sale to their customers. The science of nanotechnology and microfluidics used to develop our Smart NanoBattery is in its very early stages and acceptance and demand for such products can often be a long evolutionary process.

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

Commercialization of new technology products often has very long lead time since it is not possible to predict when major companies will license such technology for sale to their customers. The science of nanotechnology and microfluidics used to develop our Smart NanoBattery is in its very early stages and acceptance and demand for such products can often be a long evolutionary process.

The science of nanotechnology is at a very early stage as a discipline and is subject to great uncertainty and swift changes in technology.

Microfluid dynamics and the manipulation of materials of nano size and dimensions is a very new science and the creation of new products is dependent upon new and different properties of such materials created that will result in many uncertain applications and rapid change. The evolution of nanotechnology as a new science adds greater uncertainty to new applications and new and improvedproduct introductions is unpredictable.

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

Our Smart Battery and our potential applications of our technology are components of end products and therefore our products are tied to the success of such end products.

The compelling need for critical mission batteries and other applications of our nanotechnology will depend upon both military and commercial needs going forward and the demand for our products as components. Thus the success of our Smart Battery and other applications of our technology will depend upon the continuing need for the end user products and market demand.

General Risks Relating to Our Business

          Our products are likely to be expensive to manufacture, and they may not be profitable if we are unable to control the costs to manufacture them.

          Our products are likely to be significantly more expensive to manufacture than most other more developed currently on the market today. Our present manufacturing processes produce modest quantities of product intended for use in our ongoing research activities, and we have not developed processes, procedures and capability to produce commercial volumes of product. We hope to substantially reduce manufacturing costs through process improvements, development of new science, increases in manufacturing scale and outsourcing to experienced manufacturers. If we are not able to make these or other improvements, and depending on the pricing of the product, our profit margins may be significantly less than that of our competitors. In addition, we may not be able to charge a high enough price for any products we develop to make a profit. If we are unable to realize significant profits from our potential product candidates, our business would be materially harmed.

          Our current very limited revenue depends on our ability to continue to obtain SBIR, STTR and other Government Grants for Research and Development.

          We have completed a Phase II STTR Army Research grant in the amount of $750,000. Although we are actively applying for new SBIR, STTR and other government grants and funding we are unable to predict whether we will be successful in obtaining such grants.

          We depend on key personnel for our continued operations and future success, and a loss of certain key personnel could significantly hinder our ability to move forward with our business plan.

          Because of the specialized nature of our business, we are highly dependent on our ability to identify, hire, train and retain highly qualified scientific and technical personnel for the research and development activities we conduct or sponsor. The loss of one or more certain key executive officers, or scientists, would be significantly detrimental to us. In addition, recruiting and retaining qualified scientific personnel to perform research and development work is critical to our success. Our anticipated growth and expansion into areas and activities requiring additional expertise, such as new applications for “smart surfaces”, manufacturing and marketing, will require the addition of new management personnel and the development of additional expertise by existing management personnel. Despite the current economic conditions and job market there is significant competition for qualified personnel in the areas of our present and planned activities, and there can be no assurance that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business. The failure to attract and retain such personnel or to develop such expertise would adversely affect our business.

          Our insurance policies may be inadequate and potentially expose us to unrecoverable risks.

          We do not carry director and officer insurance and have limited commercial insurance policies. Any significant insurance claims would have a material adverse effect on our business, financial condition and results of operations. Insurance availability, coverage terms and pricing continue to vary with market conditions. We endeavor to obtain appropriate insurance coverage for insurable risks that we identify, however, we may fail to correctly anticipate or quantify insurable risks, we may not be able to obtain appropriate insurance coverage, and insurers may not respond as we intend to cover insurable events that may occur. We have observed rapidly changing conditions in the insurance markets relating to nearly all areas of traditional corporate insurance. Such conditions have resulted in higher premium costs, higher policy deductibles, and lower coverage limits. For some risks, we may not have or maintain insurance coverage because of cost or availability.

          We have no product liability insurance, which may leave us vulnerable to future claims we will be unable to satisfy.

          The testing, manufacturing, marketing and sale of consumer products entail an inherent risk of product liability claims, and we cannot assure you that substantial product liability claims will not be asserted against us. We have no product liability insurance. In the event we are forced to expend significant funds on defending product liability actions, and in the event those funds come from operating capital, we will be required to reduce our business activities, which could lead to significant losses.

          We cannot assure you that adequate insurance coverage will be available in the future on acceptable terms, if at all, or that, if available, we will be able to maintain any such insurance at sufficient levels of coverage or that any such insurance will provide adequate protection against potential liabilities. Whether or not a product liability insurance policy is obtained or maintained in the future, any product liability claim could harm our business or financial condition.

          We presently have members of management and other key employees located in various locations throughout the country which adds complexities to the operation of the business.

          Presently, we have members of management and other key employees located in both Connecticut and New Jersey, which adds complexities to the operation of our business.

          We face risks related to compliance with corporate governance laws and financial reporting standards.

          The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, referred to as Section 404, have materially increased our legal and financial compliance costs and made some activities more time-consuming and more burdensome.

FURTHER LEGAL AND ECONOMIC RISKS

The Restructuring of two Convertible Debt instruments into fixed rate obligations creates significant additional cash flow risks for the Company

On June 6, 2012, the Company restructured approximately $1,500,000 of Convertible Debt into two year 8% fixed rate debt requiring monthly payments, in cash, of $70,000 per month. If the Company is unable to raise such funds through its equity line of credit, private placement or my other means it will be in default under such debt which will revert back into the terms of the original convertible debentures resulting in significant further dilution of its common stock and eliminating other means of regular financing which the Company has depended upon to survive.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 587 Connecticut Avenue, Norwalk, CT 06854-1711. The Company leases this office space from Microphase Corporation under a facilities agreement with Microphase that provides that mPhase lease office space, lab facilities and administrative staff on a month-to-month basis for $3,630 per month. The Company also maintains an office in Little Falls, New Jersey with monthly rent of $2,281 per month.

ITEM 3. LEGAL PROCEEDINGS

From time to time mPhase may be involved in various legal proceedings and other matters arising in the normal course of business. During its fiscal year ended June 30, 2012, the Company was not involved in any material legal proceedings or matters.

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

YEAR/QUARTER	HIGH	LOW
Fiscal year ended June 30, 2004
First Quarter	$.42	$.29
Second Quarter	.61	.29
Third Quarter	.69	.38
Fourth Quarter	.46	.29
Fiscal year ended June 30, 2005
First Quarter	$.31	$.21
Second Quarter	.35	.23
Third Quarter	.60	.30
Fourth Quarter	.41	.25
Fiscal year ended June 30, 2006
First Quarter	$.29	$.21
Second Quarter	.32	.15
Third Quarter	.45	.19
Fourth Quarter	.34	.18
Fiscal year ended June 30, 2007
First Quarter	$.21	$.16
Second Quarter	.20	.15
Third Quarter	.24	.15
Fourth Quarter	.19	.09
Fiscal year ended June 30, 2008
First Quarter	$.13	$.07
Second Quarter	.09	.05
Third Quarter	.14	.05
Fourth Quarter	.13	.07
Fiscal year ended June 30, 2009
First Quarter	$.08	$.03
Second Quarter	.05	.01
Third Quarter	.04	.01
Fourth Quarter	.05	.01
Fiscal year ended June 30, 2010
First Quarter	$.03	$.02
Second Quarter	.02	.01
Third Quarter	.03	.02
Fourth Quarter	.02	.01
Fiscal year ended June 30, 2011
First Quarter	$.0189	$.0100
Second Quarter	.0147	.0080
Third Quarter	.0105	.0045
Fourth Quarter	.0032	.0123
Fiscal year ended June 30, 2012
First Quarter	$.0085	$.0047
Second Quarter	.0030	.0053
Third Quarter	.0020	.0037
Fourth Quarter	.0016	.0005

(B) HOLDERS

As of June 30, 2012, mPhase had approximately 4.1 billion shares of common stock outstanding and approximately 23,000 stockholders of record and 16,780,639, 104,760,000 and 222,392,638 shares of common stock reserved for issuance upon the conversion of warrants, options and convertible securities immediately (and additionally 1,857,316,902 if certain payments are not made for convertible securities of approximately $70,000 per month commencing in October, 2012) shares of the Company's common stock based upon the conversion terms at June 30, 2012.; respectively. In addition the Company has reserved 297,387,906 shares for conversion of officer notes. Such notes may only be converted if the Board of Directors determines that such shares are not needed for general corporate financing or other purposes.

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

Options and Stock Based Compensation

At various points during the fiscal year ended June 30, 2006, the Company issued stock options to employees and officers for the right to purchase 23,595,000 shares. Pursuant to the adoption of the "Modified Perspective" method, the Company recognized an expense in the amount of $3,837,423, all of which was included in general and administrative expense. The fair value of options granted in 2007 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 108.5%, a risk-free interest rate of 4.4% and expected option life of 3 years.

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

Options and Stock Based Compensation

During the twelve months ended June 30, 2007, the Company authorized the issuance of options and warrants to employees, officers, and consultants granting the right to purchase 10,455,000 common shares and 2,821,113 common shares, respectively. Pursuant to the adoption of the "Modified Perspective" method, the Company recognized an expense in the amount of $1,321,853, all of which was included in general and administrative expense. The fair value of options granted was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility ranging between 80% -95%, a risk-free interest rate of 4.8% and expected option life of 5 years.

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

  The aggregate amounts of notes payable exceed the amount of cash received. As "Consideration" for this difference, the Company takes back a secured note receivable. Security is generally liquid investments of the investor.

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

As of fiscal year end June 30, 2012, no convertible debentures remain outstanding in respect to the three convertible debt arrangements entered into during fiscal year ended June 30, 2008. Those arrangements are briefly summarized below.

Arrangement #1 (Golden Gate Investors)

In December, 2007, the Company received proceeds of $500,000 under a Securities Purchase Agreement. This transaction involves three related agreements: 1) a Securities Purchase Agreement which may under certain circumstances permit the Company to draw up to $6,000,000 of funds, 2) a convertible debenture in the amount of $1.5 million, with an interest rate of 7 ¼% and a maturity date of December 11, 2010, and 3) a secured note receivable in the amount of $1.0 million, with an interest rate of 8 ¼% and a maturity date of February 1, 2011 due from the holder of the convertible debenture.

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

Arrangement #3 (JMJ Financial, Inc.)

In April, 2008, the Company received proceeds of $300,000 under a Securities Purchase Agreement. This transaction involved three related agreements: 1) a Securities Purchase Agreement which, under certain circumstances, permitted the Company to draw up to $1,300,000 of funds, 2) two convertible debentures totaling $1,450,000, with a one-time interest factor of 12% and a maturity date of March 25, 2011, and 3) a secured note receivable in the amount of $1.0 million, with a one-time interest factor of 13.2% and maturity dates of March 25, 2012 due from the holders of the convertible debentures.

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

Stock Based Compensation

During the three months ended September 30, 2008, the Company issued 5 year options to purchase 104,675,000 shares of common stock at $.05 per share. The value of such options was estimated to be $4,071,348 using the Black Scholes method, based on an assumed volatility of 78% and an interest rate of 1.5%. In addition, 61,750,000 shares of common stock valued at $3,525,615 were issued to employees and consultants. (See note 3.)

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

During the fiscal year ending June 30, 2012, the following transactions impacted stockholders’ equity

Private Placements

During the fiscal year ended June 30, 2012, the Company received $127,000 of net proceeds from the issuance of 170,000,000 shares of common stock in private placements with accredited investors. The aggregate cost of such placements was $13,000.

Stock Based Compensation

The Company issued awards of 1,035,000,000 shares of common stock to Officers, Directors or Employees during the fiscal year ended June 30, 2012 valued at $6,520,500. Directors revised the exercise price of options to purchase up to 98,000,000 shares of common stock previously granted to officers in September, 2008 (originally exercisable for 5 years with an exercise price of 5 cents per share). The exercise price of options to purchase up to 98,000,000 shares was revised to $.0040; the incremental cost of $339,700 was recorded as deferred compensation which will be amortized to expense through September 18, 2013.

Conversion of debt securities

During the fiscal year ended June 30, 2012, $1,814,368 of debt was converted into 716,962,140 shares of common stock to holders of Convertible Notes.

Reparations

The Company did not issue any shares to investors for reparations.

Long Term Convertible Debentures / Note Receivable / Debt Discount and Related Interest

On June 6, 2012 the Company announced that negotiations with respect to Arrangements #8, #9, #10 and #11 set forth below which has resulted in to a standstill agreement and restructuring of approximately $1,500,000.00. The result is the floating rate convertible securities have been converted into 8% fixed rate debt instruments with payments commencing on October 1, 2012 at an aggregate amount of approximately $70,000 per month for two years. The Company must make each of the monthly payments, in cash in a timely manner; otherwise the provisions of Arrangements #8, #9, #10 and #11 will be reinstated with an appropriate adjustment for any payments made by the Company under the fixed rate debt prior to an event of default.

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

To date the Company has received a total of $639,500 in cash and has issued 332,187,500 shares of common stock to the holder upon conversions of $325,440 of principle and $994,766 of conversion fees. The remaining $604,600 of cash which was to be received from the holder plus accrued and unpaid interest was convertible into shares of common stock at the option of the holder. Upon receipt, in full, of cash by the Company equaling the purchase price of the convertible note plus interest or any portion thereof payable through maturity, the holder may convert such portion of the total amount of interest funded that would accrue to maturity into additional shares of common stock. Based upon the price of the Company’s common stock on June 30, 2011 of $.0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 222,142,857 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated. At June 1, this note was merged into agreement

As of June 30, 2011 the Company and the holder were negotiating potential amendments to this agreement, and funding and conversions had not occurred since April, 2011. For accounting purposes the note receivable has been fully reserved, and the liability is recorded, when netted against the debt discount and cumulative conversions, at the amount funded.

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

During the year ended June 30, 2012, the Company reduced the note payable and debt discount by $42,000 in proportion with the amount funded to the total original funding commitment and amortization of debt discount amounted to $27,067 reducing the balance to $30,933. Also during the year ended June 30, 2012, the Company had incurred $994,766 of conversion fees which together with $291,690 of principle was converted into 322,187,500 shares of common stock. At June 30, 2012 this convertible note had $372,060 outstanding which was combined with arrangement #10 JMJ Financial, Inc.

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

During the fiscal year ended June 30, 2012, the Company reduced the note payable and debt discount by $79,000 in proportion with the amount funded to the total original funding commitment and amortization of debt discount amounted to $8,573 reducing the balance to $12,427. As of June 30, 2012, this convertible note has $321,000 outstanding which was combined with arrangement #10 JMJ Financial, Inc.

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

During the fiscal year ended June 30, 2012, the Company reduced the note payable and debt discount by $91,000 in proportion with the amount funded to the total original funding commitment and amortization of debt discount amounted to $3,674 reducing the balance to $5,326.

As of June 30, 2012, this convertible note has $109,000 outstanding, which when combined with arrangements #8 and #9 totaled $802,060, which the company entered into an amended agreement on June 1, 2012 whereby the Company agreed to make payments of principle and interest of $37,018 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. Also as of June 30, 2012 the derivative value of the embedded conversion feature of this arrangement when combined with arrangements #8 and #9 totaled $0; which when compared to the combine value of $1,567,512 created a non-cash credit to earnings of $1,567,512 in fiscal 2012. As of June 30, 2012 the combined arrangements with JMJ in this note would be convertible into 200,515,000 at the conversion floor price of $.004; and only so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement.

Arrangement #11 (J. Fife)

On March 5, 2010, the Company entered into an new financing agreement with J. Fife that consist of a convertible note issued by the Company in the principal amount of $550,000 bearing interest at 7.5% per annum in which the Company received $495,000 cash up front. The Convertible Note has a maturity date of one year from the date of issuance. In addition, the Company had committed to issue in the future 2 additional promissory notes each in the principal amount of $275,000 each with an interest rate of 7.5% each upon the receipt of $250,000 of cash funding in exchange for such notes. The issuance of each of such notes was expected to take place upon the full conversion of the holder of its previous note into common stock of the Company. As of June 30, 2011, the 2 additional promissory notes are expected to be cancelled as part of a new extension and forbearance agreement the Company is presently renegotiating with the holder. Conversion of each of the Convertible Notes into common stock of the Company is at the option of the holder at a price equal to the dollar amount of the note being converted divided by 75% of the three lowest volume weighted average prices during the 20 day trading period immediately preceding the date of conversion.

On October 22, 2010, the Company entered into a Forbearance Agreement with this convertible note holder in which the lender agreed not to convert any additional amounts under the convertible notes until January 15, 2011 in exchange for increasing the original principal amount of those notes by 10% from $550,000 to $605,000 resulting in a charge of $55,000 for debt extension fees corresponding with the addition to the note principal. At the time of the October 22, 2010 transaction, the embedded conversion feature of this security for this incremental liability and loan discount was calculated to be $20,005. On June 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for June 30, 2011, this estimated liability decreased to $15,556; a decrease for the period from October 22, 2010 through June 30, 2011 of $4,449, creating a non-cash credit to earnings for the period ended June 30, 2011 of that amount. During the same period ended June 30, 2011, amortization of debt discount amounted to $20,005 reducing the balance to $0. Also, as of June 30, 2011, $30,000 of additional interest was accrued and $28,000 intervention fees were added to principle on the original note. This note, which was originally scheduled to mature on March 4, 2011, was extended to June 30, 2012 on September 13, 2011. These increases in the convertible note will also be convertible into common stock of the Company at the option of the holder at a price equal to the dollar amount of the note being converted divided by 75% of the three lowest volume weighted average prices during the 20 day trading period immediately preceding the date of conversion.

At the time of the transaction (March 5, 2010) the derivative value of this security was calculated to be $193,767 and the debt discount was valued at $243,767. As of June 30, 2011 and 2012 this liability was estimated to be $78,059 and $0, respectively, creating a non-cash credit to earnings of $78,059 in fiscal 2012. During the year ended June 30, 2011 the holder converted $398,245 of principal into 65,280,866 shares of common stock and amortization of debt discount amounted to $ 227,621, reducing the balance of the debt discount to $ 0. During the year ended June 30, 2012 the holder converted the remaining principal of $234,755, contractual charges of $74,848 and accrued interest of $77,895 into 161,041,617 shares of common stock and $0 remains outstanding at June 30, 2012.

Arrangement #12 (St. George Investments)

On September 13, 2011, the Company issued a second Convertible Note to John Fife founder and president of St. George Investments, in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933. The initial principal amount of the first funded tranche of the Convertible Note was $357,500 and the Company received cash proceeds of $300,000. A second tranche of the Convertible Note in the amount of $200,000 cash is funded upon the filing by the Company of a Registration Statement on Form S-1 with the Securities and Exchange Commission providing for the registration of 185,400,000 shares of common stock that may be converted into from time to time by the holder of the Convertible Note.

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $137,481 and the loan discount totaled 194,981 for the initial tranche and the embedded conversion feature of this security and the warrant for a second tranche of the Convertible Note was calculated to be $46,379. On June 30, 2012, given the changes in the Company’s stock price during the 20 day look-back period for June 30, 2012 and conversions during the period this estimated liability had increased from $183,860 to $771,079, an increase this period of $587,219, creating a non-cash charge to earnings for the twelve months ended June 30, 2012 of that amount. During the twelve month period ended June 30, 2012 amortization of debt discount amounted to $185,456 reducing the combined balance to $55,903.

The company entered into an amended agreement on June 1, 2012,when principle of $557,500 accrued interest of $66,338 and $95,611 of contractual charges totaled $719,449; with this noteholder whereby the Company agreed to make payments of principle and interest of $33,238 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. As of June 30, 2012 this note would be convertible into 1,646,801,902 shares of common stock at the original terms; and only so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement.

Arrangement#13- (Asher Enterprises, Inc. #I)

On November 17, 2011 the Company issued to Asher Enterprises, Inc. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $53,000 in gross proceeds, net of $3,000 closing fees. The instrument is in the principal amount of $53,000 and matures on November 17, 2012. Interest only is payable at the rate of 8% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weighted average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $47,970 and the loan discount totaled the same. This Convertible Note has been converted, in full, into 162,749,128 shares of common stock.

Arrangement#14- (Asher Enterprises, Inc. #II)

On January 5, 2012 the Company issued to Asher Enterprises, Inc. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $35,000 in gross proceeds, net of $2,500 closing fees. The instrument is in the principal amount of $35,000 and matures on January 5, 2013. Interest only is payable at the rate of 8% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $26,681 and the loan discount totaled the same. On June 30, 2012, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had increased to $61,627, an increase this period of $34,946 creating a non-cash charge to earnings of that amount. During the twelve month period ended June 30, 2012 amortization of debt discount amounted to $17,014 reducing the balance to $17,014. Based upon the price of the Company’s common stock on June 30, 2012, this note is convertible into approximately 107,361,963 shares of common stock. On July 11, 2011 the Company prepaid in full, in cash this Convertible Note (See Subsequent Events).

Arrangement#15- (Asher Enterprises, Inc. #III)

On May 5, 2012 the Company issued to Asher Enterprises, Inc. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $37,500 in gross proceeds, net of $2,500 closing fees. The instrument is in the principal amount of $33,000 and matures on January 5, 2013. Interest only is payable at the rate of 8% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $18,137 and the loan discount totaled the same. On June 30, 2012, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had increased to $66,029, an increase this period of $47,892 creating a non-cash charge to earnings of that amount. During the twelve month period ended June 30, 2012 amortization of debt discount amounted to $3,601 reducing the balance to $14,536. Based upon the price of the Company’s common stock on June 30, 2012, this note is convertible into approximately 115,030,675 shares of common stock.

Arrangement#16- (Jay Wright)

On August 11, 2011 the Company issued to Jay Wright a Convertible Note plus a Warrant in a Private Placement pursuant to Section 42) of the Securities Act of 1933 and received $25,000 in gross proceeds. The purpose for this transaction was to provide working capital for the Company to use for a portion of the interim financing needed by Energy Innovative Products during the course of due diligence by the Company of a proposed acquisition of EIP. The acquisition was subsequently terminated by EIP in January of 2012.

Interest only is payable under the original terms of the Convertible Note at the rate of 1% per month by the Company to the holder. The Convertible Note was originally convertible at a price of $.0068 per share subject to a downward adjustment if the Company issues common stock below such price as long as the Convertible Note is outstanding (anti-dilution protection). The Warrant gives the holder the right to purchase up to 3,676,471 shares of the Company’s common stock at a price of $.0068 per share subject also to a downward adjustment for anti-dilution protection.

The Company and the holder had negotiations with respect to a final repayment arrangement of the Convertible Note. The Company has issued the holder 18 million shares of its common stock for repayment through a conversion and the holder has disputed the conversion and the amount of shares issued in satisfaction of the obligation.

All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $4,660 and the debt discount totaled the same.

The Company has taken the position that during the year ended June 30, 2012 this note was converted in full together with accrued interest of $1,900 for 18,000,000 shares of common stock. During the year ended June 30, 2012 amortization of debt discount amounted to $4,660 reducing the balance to $0.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and notes included in this annual report. The statement of operations data from October 2, 1996 (date of inception) to June 30, 1997 and for the year ended June 30, 1998, and the balance sheet data as of June 30, 1997 and 1998, are derived from financial statements that have been audited by Schuhalter, Coughlin & Suozzo, LLC, independent auditors, and are included in this document. The statement of operations data for the years ended June 30, 1999, 2000, and 2001 and the balance sheet data as of June 30, 1999, 2000, and 2001 are derived from financial statements that have been audited by Arthur Andersen LLP., independent auditors. The statement of operations data for each year ended June 30, 2002 through June 30, 2009 and the balance sheet data as of June 30, 2002 through June 30, 2009 are derived from financial statements that have been audited by Rosenberg Rich Baker Berman & Company. The statement of operations data for the years ended June 30, 2011 and 2012and the balance sheet data as of June 30, 2011 and 2012 are derived from financial statements that have been audited by Demetrius & Company, L.L.C.

SUMMARY OPERATING DATA
Year Ended June 30,
(in thousands except per share data)

						from
						inception
	Fiscal Years Ended June 30,					October 2,
						1996 to
	2008	2009	2010	2011	2012	30-Jun-12
Total Revenues	$108	$187	$354	$49	$1	$745
Cost of Sales	0	0	66	50	15	131
Research and Development	988	1,256	2,203	626	53	12,311
General and administrative	4,021	9,554	1,845	1,823	7,921	35,151
Depreciation and amortization	145	34	25	15	14	593
Operating Loss	(5,046)	(10,637)	(3,785)	1,875	(8,002)	$(47,440)
Other income (expense) net	2,379)	(3,118)	(118)	2,120	(446)	$(8,480)
Interest income (expense)	(215)	(1,321)	(3,463)	(141)	(344)	$(2,971)
Discontinued Operations	(501)		-	245	5	(144,539)
Net Loss	$(3,383)	$(15,096)	$(7,366)	$(486)	$(8,787)	$(203,431)
Continuing per share	$(0.01)	$(0.03)	$(.01)	$(.00)	$(.00)
Discontinued per share	$(0.00)	$(0.00)	$0	$(.00)	$(.00)
Weighted Average shares outstanding	405,032,339	592,455,950	1,041,685,519	1,402,130,735	2,789,725,412

BALANCE SHEET DATA
in $000's

	2008	2009	2010	2011	2012
Cash and cash equivalents	$16	$100	$228	$2	$40
Working capital (deficit)	$(3,853)	$(3,991)	$201	$(2,705)	$(3,691)
Total assets	$2,351	$3,489	$5,844	$235	$186
Long-term obligations, net of current portion	$1,595	$4,433	$28	$16	$3
Total stockholders' (deficit)	$(3,238)	$(5,234)	$(7,884)	$(5,592)	$(5,503)

Selected Quarterly Financial Information

The statement of operations data as of the quarterly periods indicated below are derived from unaudited financial statements on Form 10Q filings, and include all adjustments (consisting of normal recurring items) that management considers necessary for a fair presentation of the financial statements.

FISCAL 2012 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS	September 30,		December 31,		March 31,		June 30,
DATA:
	(in thousands, except share amounts)
Total revenues	$0		$1		$0		$0
Costs and Expenses:
Cost of sales	1		1		0		0
Research and development	41		10		1		1
General and administrative	6,888		346		359		328
Depreciation and amortization	4		4		4		2
Operating loss	(6,934)		(360)		(364)		(331)
Interest expense, Net	(71)		(44)		(72)		(157)
Other Income (expense)	826		534		(370)		(1,436)
Discontinued operations							5
Net ( Loss) Income	$(6,179)		$130		$(806)		$(1,919)

Basic net (loss) gain per share-
Continuing operations	$0		$0		$0		$0
Discontinued operations	$0		$0		$0		$0
Diluted net (loss) gain per share-
Continuing operations	$0		$0		$0		$0
Discontinued operations	$0	$	N/A	$	N/A	$	N/A
Shares used in basic net loss per share	2,053,984,273		2,765,647,479		2,971,015,232		3,419,465,827
Shares used in diluted net loss per share	N/A		3,608,180,728		N/A		N/A

Includes certain reclassification from previous reported amounts

FISCAL 2011 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS	September		December		March 31,		June 30,
	30,		31,
DATA:
	(in thousands, except share amounts)
Total revenues	$29		$1		$18		$1
Costs and Expenses:
Cost of sales	9		5		37		(1)
Research and development	193		141		111		180
General and administrative	523		446		455		398
Depreciation and amortization	3		4		4		4
Operating loss	(701)		(595)		(589)		(580)
Interest expense, Net	(30)		(25)		(26)		(60)
Other Income (expense)	2,725		(100)		(709)		204
Discontinued operations
Net ( Loss) Income	$1,994		$(720)		(1,324)		(436)
Basic net (loss) gain per share-
Continuing operations	$0		$0		$0		$0
Discontinued operations	$0		$0		$0		$0
Diluted net (loss) gain per share-
Continuing operations	$0		$0		$0		$0
Discontinued operations	$0	$	N/A	$	N/A	$	N/A
Shares used in basic net loss per share	1,189,554,845		1,226,037,125		1,456,690,423		1,602,502,264
Shares used in diluted net loss per share	1,713,140,738		N/A		N/A		N/A

FISCAL 2010 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS	September	December	March 31,	June 30,
	30,	31,
DATA:
	(in thousands, except share amounts)
Total revenues	$52	$34	$142	$126
Costs and Expenses:
Cost of sales	0	0	2	63
Research and development	515	579	712	397
General and administrative	421	489	453	482
Depreciation and amortization	5	7	7	7
Operating loss	(889)	(1041)	(1032)	(823)
Interest expense, Net	(681)	(42)	(33)	(31)
Other Income (expense)	1173	(2417)	1959	(3508)
Discontinued operations	0	0	0	0
Net ( Loss) Income	$(397)	$(3,500)	$894	$(4,362)
Basic net (loss) gain per share-
Continuing operations	$(0.01)	$(0.01)	$0.00	$(0.01)
Discontinued operations	$-	$-	$-	$-
Diluted net (loss) gain per share-
Continuing operations	$(0.01)	$(0.01)	$0.00	$(0.01)
Discontinued operations	$-	$-	$-	$-
Shares used in basic net loss per share	934,821,600	934,821,600	1,057,751,508	1,084,251,619
Shares used in diluted net loss per share	934,821,600	934,821,600	1,534,563,992	1,084,251,619

Includes certain reclassification from previous reported amounts

FISCAL 2009 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS DATA:	September	31-Dec	March	June 30,
	30,		31,
	(in thousands, except share amounts)
Total revenues	$6	$45	$44	$92
Costs and Expenses:
Cost of sales	-	-	-	-
Research and development	388	216	265	386
General and administrative	6,239	499	430	2,387
Depreciation and amortization	13	13	4	4
Operating loss	(6,634)	(683)	(655)	(2,685)
Interest expense, Net	(39)	(61)	(74)	(1,146)
Other Income (expense)	355	(1,845)	73	(1,702)
Discontinued Operations	-	-	-	-
Net Loss	(6,318)	$(2,589)	$(656)	$(5,533)
Basic and diluted net (loss) gain per share-
Continuing Operations	(0.01)	$(0.01)	$-	$(0.01)
Discontinued Operations	$-	$-	$-	$-
Shares used in basic and diluted net loss per share	452,895,360	452,895,360	671,278,600	786,484,581

FISCAL 2008 QUARTERLY	Three Months Ended
				June
	September		March	30,
STATEMENT OF OPERATIONS DATA:	30,	December 31,	31,	(As Restated)
	(in thousands, except share amounts)
Total revenues	$35	$61	$1	$10
Costs and Expenses:
Cost of sales	0	1	0	0
Research and development	560	285	277	(134)
General and administrative	1,497	985	576	974
Depreciation and amortization	34	81	21	9
Operating loss	(2,056)	(1,291)	(873)	(833)
Interest expense, Net	(12)	(38)	(145)	(20
Other Income (expense)	(718)	1,436	(2,487)	3,653
Discontinued Operations	-	-	-	(5)
Net (Loss) Income	$(2,786)	$107	$(3,505)	$2,801
Basic and diluted net (loss) gain per share
Continuing operations	$(0.01)	$0	$(0.01)	$0
Discontinued operations	$-	$-	$-	$-
Shares used in basic and diluted net loss per share	389,791,154	392,557,583	397,367,531	418,881,266
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

New Products developed during Fiscal Year 2012

The Company began development of a second automotive product as an addition to its consumer product line consisting of the emergency illuminator. The Company outsourced the design, engineering and development of the product and it is anticipated that announcement of the new product will occur during fiscal year 2013 to preserve the Company’s first to market advantage. The Company incurred approximately $300,000 in development costs and has received a series of prototypes of the product. The roll-out of the product will depend upon the Company’s financial resources during fiscal year 2013.

TWELVE MONTHS ENDED JUNE 30, 2012 VS. JUNE 30, 2011

Revenues. Total revenues for the year ended June 30, 2012 decreased from $ 49,210 in 2011 to $1,502 in 2012. The revenue for the current fiscal year was derived primarily from payments received by the Company under the Phase II STTR grant from the United States Army and from sales of the mPower emergency illuminator.

Cost of sales. Cost of sales decreased $35,740 for the year ended June 30, 2012 to $14,520. In addition, grants and fees received in connection with our Nanotechnology power cell have relatively low associated cost of sales.

Research and Development. Research and development expenses were $53,374 for the year ended June 30, 2012 as compared to $625,417 in the year ended June 30, 2011, a decrease of $572,043. Such decrease is attributable to the Company’s completion of both a mechanically-activated reserve battery and emergency flashlight in addition to substantial completion of research on its SmartNanoBattery product.

General and Administrative Expenses. Selling, general and administrative expenses were $7,921,189 for the year ended June 30, 2012, up from $1,823,178 for the comparable period in 2011, an increase of $6,098,011. During fiscal year ended June 30, 2012, the Company incurred non-cash charges amounting to $6,645,300 for stock based compensation awarded to officers, employees and consultants. During fiscal year ended June 30, 2011, such charges amounted to $62,945, an increase of $6,582,355 in fiscal year ended June 30, 2012. This increase was offset, in part, by the reduction of salaries of employees in fiscal year ended June 30, 2012 resulting in lower payroll by approximately $356,458 as compared to the payroll for fiscal year ended June 30, 2011. Expenses were reduced across the board, including a reduction in travel expense of $28,211 and consulting expense of $55,148.

Other Income and Expense. During the current FYE 2012 non-cash charges included $0 for reparations, and net settlement income of $2,782. During the prior FYE 2011 non-cash charges included $0 for reparations, and net settlement income of $8,915. In addition during FYE 2012, the Company realized a non-cash net loss of approximately $320,480 compared to a non-cash net gain of $1,866,669 in FYE 2011 resulting from the issuance and the changes in the derivative liability values relative to convertible debt. The current FYE 2012 includes a gain resulting from a change in derivative value of $1,047,148 offset in part by amortization of debt discount of $298,014, stock issuance costs and other charges including conversion floor fees and charges of $1,069,614. This compares to prior FYE 2011 which includes a gain resulting from the change in derivative value of $4,068,545 offset in part by amortization of debt discount, stock issuance costs and other charges including a $55,000 extension and forbearance fee and a $28,000 intervention fee amounting to $2,319,318.

Net loss. mPhase recorded a net loss of $8,786,952 for the year ended June 30, 2012 as compared to a loss of $486,391 for the same period ended June 30, 2011. This represents a loss per common share of ($.00 ) in 2012 as compared to $(.00) in 2011, based upon weighted average common shares outstanding of 2,789,725,412 and 1,402,130,735 during the periods ending June 30, 2012 and June 30, 2011 respectively.

CURRENT PLAN OF OPERATIONS

The Company is actively pursuing both military and commercial applications of its smart surface technology. The Company is actively seeking a strategic partner and is developing a significant working relationship with Stevens Institute in helping to identify new STTR and SIBR technology development grants from the U.S. government. The Company, subject to financial resources, is also seeking to become a member of a major Technology Cluster located in Grenoble, France and thereby partner with a large multinational corporation to custom tailor its Smart NanoBattery as a component for a commercial or military end product. The Company, subject to available capital, will seek to significantly increase sales of its current product, the mPower Emergency Illuminator, and to enhance profitability of this product by offering a cost reduced version containing a modified primary battery with extended shelf life instead of its proprietary Eagle Picher designed mechanically activated lithium reserve battery. In March 2011, the Company received an initial order from Porsche Design Group in Germany for mPhase's Porsche design branded mPower Emergency illuminators to be sold in Porsche Design stores in Germany, Great Britain and the United States and it began shipments of the Emergency Illuminators in April of 2011. As previously noted, the Company, during fiscal year ended June 30, 2012, began development of a second automotive consumer product expected to be announced in fiscal year 2013.

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

During the year ended June 30, 2008, the Company incurred research and development expenses of $188,000 related to the development of IPTV solutions compared to $4.1 million for the same period ended June 30, 2007. Expenditures for the IPTV discontinued product are included in “discontinued operations”. In addition the Company incurred research and development expenses for the fiscal year June 30, 2008 of $800,000 for its nanotechnology products as compared to $2.3 million for fiscal year ended June 30, 2007.During the fiscal year ended June 30, 2009, the Company incurred research and development expenses of $1,255,655, all of which was in connection with its nanotechnology, manually activated battery and emergency flashlight products. During the fiscal year ended June 30, 2010, the Company incurred research and development expenses of $2,203,383 and during the fiscal years ended June 30, 2011 and 2012, such research and development expenses amounted to $625,417 and $53,374.

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

During fiscal year ended June 30, 2012 the Company commenced research, design and development of a prototype of a second new innovative automotive product with an initial cost of approximately $300,000.

The amount of research and development costs the Company has expended on its current technology, from its inception through June 30, 2012, is $12,310,936.

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

CRITICAL ACCOUNTING POLICIES

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred in accordance with FASB ASC Topic 730 Research and Development, formerly Statement of Financial Accounting Standards ("SFAS"), No.2, "Accounting for Research and Development Cost."

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

As of June 30, 2012, the Company has received $145,428 of proceeds under the Equity Line relating to the resale of 89,587,447 shares of the Company’s common stock, net of $13,500 transaction fees. The amount of proceeds to be received under the Equity Line will depend upon the stock price of the Company at the various points in time it exercises the Put Option. (SEE NOTE 13-Subsequent events)

MATERIAL EQUITY INSTRUMENTS

The Company has material equity instruments including convertible debentures and convertible notes that are accounted for as derivative liabilities and options and warrants that are evaluated quarterly for potential reclassification as liabilities pursuant to FASB ASC Topic 815 Derivatives and Hedging previously known as EITF 00-19 (SEE ALSO NOTE 8 "Stockholders Equity" under the caption "Other Equity"). The Company utilized a sequencing method prescribed by ASC Topic 815, based upon applying shares available to contracts with the earliest inception date first.

Subsequent to September 30, 2009 the Company has not entered into, and presently the Company did not have, any contracts for warrants or other equity instruments subject to reclassification to liabilities as prescribed by FASB ASC Topic 815 (previously known as EITF 00-19) until August 10,2011, when it entered into a Convertible Note of $25,000 that concurrently provided the note holder with a warrant and recorded an additional liability for the warrant.

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

LIQUIDITY AND CAPITAL RESOURCES

Through June 30, 2012, the Company had incurred development stage losses totaling approximately $203,430,907 and had cash and cash equivalents of $39,913. At June 30, 2012, mPhase had a working capital deficit of $(3,690,779) as compared to a working capital deficit of $(2,705,943) as of June 30, 2011.

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

In December of 2011, the Company entered into a $10,000,000 equity line of credit with Dutchess Opportunity Fund II, LLC. Under the equity line, the Company is eligible to “PUT” to the fund 20,000,000 shares of its common stock during any pricing period. The Company has registered a total of 250,000,000 shares of its common stock on a Form S-1 Registration Statement with the Securities and Exchange Commission that was declared effective on January 17, 2012. As of June 30, 2012, the Company has received $145,428 of proceeds under the equity line from the resale of 89,587,447shares of the Company’s common stock, net of $13,500 transaction fees. The amount of proceeds to be received under the equity line will depend upon the stock price of the Company and the various points in time it exercises its Put option.

On June 6, 2012 the Company announced the restructuring of all of its convertible securities that were issued to JMJ Financial and John Fife of approximately $1,500,000. The result of the restructuring is that such debt is now 8% fixed rate debt payable in equal monthly payments over a two year period of time commencing October of 2012. The monthly payments that must be made by the Company amount to approximately $70,000 per month. The Company intends to raise funds in the equity private placement market and though its equity line of credit to meet this obligation as well as short term operating needs.

In the longer term, we estimate that the Company will need to raise approximately $5-10 million of additional capital above the funds anticipated from the monthly funding’s and conversions by holders of revised or replacement convertible securities, to meet longer term liquidity needs through June 30, 2013. Such monies will be necessary primarily to fund future operating expenditures as well as marketing, cost-reductions and commercialization of its Smart NanoBattery and automotive products. Finally, depending upon sales and margins in fiscal year 2013, additional capital may be required to fund a portion of any growth necessary in operations.

Cash used in operating activities was $1,091,944 during the twelve months ended June 30, 2012. During such period, the cash used by operating activities consisted principally of the net loss ($8,786,952) plus non-cash credits related to convertible debt issued and associated changes in derivative value ($2,116,064) reduced by an increase of accounts payable and accrued expenses of $61,008. These amounts are offset in part by non-cash charges related to issuance of common stock and options for services of $6,645,300.

During the twelve-month period ended June 30, 2012, the Company raised capital through private placements with accredited investors, whereby the Company issued 170,000,000 shares of the Company's common stock, generating net proceeds to the Company of $140,000.

During the twelve-month period ended June 30, 2011, the Company raised capital through private placements with accredited investors, whereby the Company issued 67,500,000 shares of the Company's common stock, generating net proceeds to the Company of $265,500.

Equity Conversions of Debt and Other Financial Instruments with Related Parties

Conversion of debt with related parties and strategic vendors during the periods enumerated is as follows: During the fiscal years ended June 30, 2011 and June 30, 2012, there were no equity conversions of debt or other financial instruments with related parties.

		2010		2011		2012
Janifast:
Number of shares		NONE		NONE		NONE
Number of warrants		NONE		NONE		NONE
Amount converted to equity	$	NONE	$	NONE	$	NONE
Microphase Corporation:
Number of shares		26,666,667		NONE		NONE
Number of warrants		0		NONE		NONE
Amount converted to equity		$200,000	$	NONE	$	NONE
Strategic Vendor Conversions:
Number of shares		NONE		NONE		NONE
Number of warrants		NONE		NONE		NONE
Amount converted to equity	$	NONE	$	NONE	$	NONE
Officers
Number of shares		NONE		NONE		NONE
Number of warrants (A)		NONE		NONE		NONE
Amount converted to equity	$	NONE	$	NONE	$	NONE
Total Related Party Conversions
Number of shares		26,666,667		NONE		NONE
Number of warrants		0		NONE		NONE
Amount converted to equity		$200,000	$	NONE	$	NONE

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

As noted above, through June 30, 2012, the Company incurred development stage losses totaling approximately $203,430,907 and at June 30, 2012 had a working capital deficit of $(3,690,779). Funding in our traditional capital markets was difficult during FYE 2012. Management of the Company desired to avoid unnecessary dilution by issuing large amounts of equity at depressed prices to raise larger sums of cash. The Company was able to enter into an equity line of credit with Dutchess Capital to provide liquidity and capital resources during the year.

The Company renegotiated its convertible debt arrangements whereby $1,532,365 of its $1,606,523 convertible debt, otherwise convertible into approximately 1,857,316,902 shares of the Company’s common stock based upon terms as of June 30, 2012, will not be subject to conversion through October, 2012 and thereafter through fiscal 2013 so long as the Company makes scheduled payments of principle and interest of approximately $70,000 per month. The Company has also significantly reduced employee compensation, in many instances by as much as 20%, effective July 2010. In addition and from time to time the Company has raised necessary working capital via bridge loans from officers (see notes payable to officers). The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to (1) satisfy its current obligations, (2) continue its research and development efforts, (3) continue its efforts to commercialize and sell and receive military grants for its SmartBattery, and (4) commercialize and sell its emergency flashlight.

The Company is currently focused on development and commercialization of its emergency flashlight product as well as the further development of its smart nano battery in both single and multi-cell form. The Company believes that these reserve batteries which have a much longer shelf life than conventional batteries will have significant commercial and military applications which the Company intends to actively pursue. The Company has temporarily suspended, to conserve financial resources, development of its magnetometer sensor devices, also developed using the science of nanotechnology.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is not exposed to changes in interest rates as the Company has no floating rate debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the interest rate yield curve would not materially affect the fair value of any financial instruments at June 30, 2012. We believe that interest rate risks for our accounts receivable are insignificant. Sales to customers are denominated in dollars. Accordingly, we are not directly exposed to market risks from currency fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages beginning page 77.

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

As of June 30, 2012, the management of the Company carried out an assessment, under the supervision of and with the participation of the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our evaluation concluded that the company had no material weakness which would result in the reasonable possibility of a material misstatement described above.

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

Changes in Internal Control over Financial Reporting

The Company has made steps toward remediating the internal control condition identified in the fiscal year June 30, 2009, described above. The Company has obtained, on a fee basis, an outside consultant to act as an accounting manager to assist the Company with the accounting of convertible debentures and derivatives and the consultant was utilized during all four quarters of the fiscal year ended June 30, 2012. However, mPhase Technologies is a small company with a total staff of approximately 6 employees and consultants. This size limits, and may continue to limit, the Company’s ability to provide for adequate backup of financial personnel. Accordingly, efforts individually and in the aggregate may be insufficient to fully eliminate the condition that could adversely affect the organization’s ability to record, summarize and report financial data consistent with the assertions of management in the financial statements.

There were no changes in our internal control over financial reporting during the fiscal year ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive officers are selected by the Board of Directors. No family relationships exist between any of the executive officers or directors. The following table sets forth certain information with respect to each person who is an executive officer or director. mPhase's executive officers and directors as of June 30, 2012are as follows:

NAME	AGE	POSITION(S)
Ronald A. Durando	55	Chief Executive Officer and Director
Gustave T. Dotoli (2)	75	Chief Operating Officer and Director
Martin Smiley	64	Chief Financial Officer
OUTSIDE DIRECTORS
Anthony H. Guerino (1)(2)	65	Director
Abraham Biderman (1)(2)	64	Director
Dr. Victor Lawrence	63	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

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

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Directors, executive officers, and individuals owning more than 10 percent of mPhase common stock are required to file initial reports of ownership and changes in ownership with the SEC under Section 16(a) of the Securities Exchange Act of 1934, as amended. The SEC regulations also require those persons to provide copies of all filed Section 16(a) reports to the Company. mPhase has reviewed the report copies filed in fiscal year 2012 and, based also on written representations from those persons, the Company believes that there was compliance with Section 16(a) filing requirements for fiscal year 2012. All the officers and directors filed all of the required forms in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal year ended June 30, 2012 and the two previous fiscal years, the compensation earned by mPhase's chief executive officer and the other executive officers whose compensation was greater than $100,000 for services rendered in all capacities to the Company for the year ended June 30, 2012.

SUMMARY EXECUTIVE COMPENSATION
NAME&								NON-
PRINCIPAL				STOCK		OPTION		EQUITY	PENSION
POSITION	YEAR	SALARY	BONUS	AWARDS		AWARDS		INCENTIVE	VALUE	OTHER		TOTAL
Ronald	2012	$110,000	$0	$2,488,500	(2)	$173,316	(3)	N/A	N/A	$54,681	(1)	$164,681
Durando	2011	$160,000	$0	$0		$0		N/A	N/A	$33,728	(1)	$193,728
Chief Executive Officer	2010	$200,000	$0	$0		$0		N/A	N/A	$56,486	(1)	$256,486
Gustave	2012	$107,333	$0	$1,858,500	(2)	$103,952	(3)	N/A	N/A	$36,103	(1)	$143,436
Dotoli	2011	$144,000	$0	$0		$0		N/A	N/A	$18,610	(1)	$162,610
Chief Operating Officer	2010	$180,000	$0	$0		$0		N/A	N/A	$39,375	(1)	$219,375
Martin	2012	$106,667	$0	$1,858,500	(2)	$62,394	(3)	N/A	N/A	$26,744	(1)	$133,411
Smiley	2011	$140,000	$0	$0		$0		N/A	N/A	$16,569		$156,569
CFO and General Counsel	2010	$175,000	$0	$0		$0		N/A	N/A	$24,536		$199,536

FOOTNOTES

(1)	Interest on loans to the Company.
(2)	Share grants are valued at the share price on the date the grant was authorized by the board of directors. The shares under the 2011 grant to officers are restricted from resale through August, 2015.
(3)

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

OUTSTANDING EQUITY AWARDS at FISCAL YEAR END JUNE 30, 2012

		Number of	Equity		Option	Option	Number of
		Securities	Incentive		Exercise	Expiration	shares of
		underlying	Plan				stock that	Market
	Number of Securities	Unexercised	awards				has not	Value of
	underlying Unexercised	Options	Number of				been	Shares not	Equity
	Options (Exercisable)	(Unexercisable)	Securities		Price	Date	vested	vested	Incentive
Ronald Durando	50,000,000				$.004	9/16/2013
President CEO				$
$
$
$
$
$
$
Gustave Dotoli	30,000,000				$.004	9/16/2013
COO				$
$
$
$
$
$
Martin Smiley	18,000,000				$.004	9/16/2013
Executive VP				$
CFO Chief Legal				$
Council				$
$
$

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

The Company does not have written employment agreements with any of the named Executive Officers.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee during fiscal 2012 were Messrs. Dotoli, Biderman and Guerino. Neither Messrs. Biderman nor Guerino has been an mPhase officer or employee. None of the Company's directors or executive officers served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire Board of Directors) of another entity during fiscal 2012 that has a director or executive officer serving also as a director on mPhase's Board of Directors. Mr. Dotoli, together with Mr. Durando and Mr. Ergul, were collectively controlling shareholders and Directors of Janifast Ltd. In March of 2009, Janifast Ltd. terminated operations.

COMPENSATION OF DIRECTORS

No Directors received compensation for their services as a Director.

AUDIT COMMITTEE

No members of the Audit Committee received compensation for their services on the Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of July 26, 2012 certain information regarding the beneficial ownership of our shares:

1	by each person who is known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock;

2	each of our directors;

3	by each executive officer named in the Summary Compensation Table; and

4	by all of our directors and executive officers as a group.

		Warrants/
AFFILIATES (1 & 2)	Shares	conversion	Options	TOTAL	%
		rights

Victor Lawrence	10,100,000	-	200,000	10,300,000	0.25%
Anthony Guerino	-	-	260,000	260,000	0.01%
Abraham Biderman	45,226,890	-	2,160,000	47,386,890	1.16%
Gustave Dotoli (3)	318,107,805	93,101,823	30,000,000	441,209,628	10.84%
Ron Durando (3)	452,241,922	128,836,205	50,000,000	631,078,127	15.50%
Ned Ergul	2,850,000	-	450,000	3,300,000	0.08%
Martin Smiley (3)	313,760,629	75,449,895	18,000,000	407,210,524	10.00%
Microphase Corporation(4) (5)	42,726,686	-	-	42,726,686	1.05%

Total Affiliates	1,185,013,932	297,387,923	101,070,000	1,583,471,855	38.90%

(1) Unless otherwise indicated, the address of each beneficial owner is 587 Connecticut Avenue, Norwalk, Connecticut 06854–1711.

(2) Unless otherwise indicated, mPhase believes that all persons named in the table have sole voting and investment power with respect to all shares of the Company beneficially owned by them. The percentage for each beneficial owner listed above is based on 4,071,051,851 shares outstanding on July 26, 2012, and, with respect to each person holding options or warrants to purchase shares that are exercisable within 60 days after July 26, 2012, the number of options and warrants are deemed to be outstanding and beneficially owned by the person for the purpose of computing such person's percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownershi p of any other person.

(3) Includes as warrants 128,836,205 shares, 93,101,823 shares and 75,449,895 shares issuable for unpaid compensation and loans plus accrued interest, if converted, for Messrs. Durando, Dotoli and Smiley respectively. Such conversions are subject to availability of authorized shares. On April 27, 2009, and amended as of August 25, 2011; the board of directors consolidated all amounts outstanding for all obligations to the officers, including unpaid compensation, and authorized the issuance of new notes with a term of five years, an interest rate of 12% and a conversion feature at a price of $.0040 on amounts outstanding plus accrued interest thereon. During the fiscal years ended June 30, 2009, June 30, 2010 and 2012, the Company recorded $914,060, $82,609 and $2,360, respectively, of beneficial interest expense with respect to the conversion feature.

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

Management believes the amounts charged to the Company by Microphase and Janifast Ltd. are commensurate with amounts that would be incurred if outside parties were used. The Company believes Microphase Corporation has the ability to fulfill its obligations to the Company without further support from the Company.

Transactions with Officers, Directors and their Affiliates

Directors that were significant shareholders of Janifast Limited prior to its ceasing operations in March of 2009 included Messrs. Durando and Dotoli

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Twelve Months Ended June 30, 2012

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$110,000	$107,333	$106,667			$324,000
Interest	$54,681	$36,103	$26,744			$117,528
Rent					$43,560	$43,560
G&A					$7,225	$7,225
R&D						$0
Finders Fees				$18,000		$18,000
Stock based compensation (shares issued)	$2,488,500	$1,858,500	$1,858,500	$252,000	$63,000	$6,520,500
Stock based compensation (options issued)	$173,316	$103,990	$62,394			$339,700
Total compensation for the Twelve Months Ended June 30, 2012	$2,826,497	$2,105,926	$2,054,305	$270,000	$113,785	$7,370,513

Summary of compensation to related parties for the Twelve Months Ended June 30, 2011

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$160,000	$144,000	$140,000			$444,000
Interest	$33,728	$18,610	$16,569			$68,907
Rent					$36,000	$36,000
G&A					$9,356	$9,356
R&D						$0
Finders Fees				$24,500		$24,500
Total compensation	$193,728	$162,610	$156,569	$24,500	$45,356	$582,763

Summary of compensation to related parties for the Twelve Months Ended June 30, 2010

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$200,000	$180,000	$175,000			$555,000
Interest	$56,483	$39,375	$24,356			$120,214
Rent					$36,000	$36,000
G&A					$9,936	$9,936
R&D					$337,500	$337,500
Finders Fees				$25,000		$25,000
Total compensation	$256,483	$219,375	$199,356	$25,000	$383,436	$1,083,650

				Total Notes
Summary of payables to related parties as of June 30, 2012	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$456,573	$333,663	$273,177	$1,063,413			$1,063,413
Accrued Wages Officers	$29,167	$29,167	$10,417				$68,571
Due to Officers / Affiliates					$150,000	$53,128	$203,128
Interest Payable	$58,771	$38,745	$28,623	$126,139			$126,139

Total Payable to Officers / Affiliates as of June 30, 2011	$544,511	$401,575	$312,217	$1,189,552	$150,000	$53,128	$1,461,431

				Total Notes
Summary of payables to related parties as of June 30, 2011	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$263,479	$148,306	$111,030	$522,815			$522,815
Due to Officers / Affiliates					$150,000	$27,242	$177,242
Interest Payable	$151,685	$120,498	$80,725	$352,909			$352,909
Total Payable to Officers / Affiliates	$415,164	$268,804	$191,755	$875,724	$150,000	$27,242	$1,052,966

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

During the twelve months ended June 30, 2011 and 2012, the Company incurred additional finders’ fees of $24,500 and $13,000 with Mr. Biderman’s firm Eagle Strategic Advisers.

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

Effective June 30, 2004, the Company was $473,787 in arrears with respect to a promissory note issued to Piper Rudnick LLP plus other legal fees of $118,773.36. It should be noted that Piper & Rudnick, the Company’s outside counsel, received such promissory note in March of 2002 plus two warrants that expired in March 8, 2007 in exchange for cancellation of certain payables. Such warrants had conversion rights into our common stock for a total of 2,233,490 shares that had been registered under a Form S-1 Registration Statement, and were cashless. On September 3, 2003, in exchange for reducing the total payable to $550,000, the Company paid $10,000 in cash to Piper and issued an additional cashless warrant for $150,000 worth of the Company's common stock valued at $.25 per share. The remaining $300,000 payable had the following future payment schedule: payments of $25,000 each on December 1, 2004, March 1, 2005, June 1, 2005, September 1, 2005, March 1, 2006, June 1, 2006 and September 1, 2006, a payment of $50,000 on December 1, 2005, and a payment of $75,000 due on December 1, 2006. On August 30, 2004, the Company paid $100,000 to Piper & Rudnick, LLP in connection with the renegotiation of a Payment Agreement effective June 30, 2004. Under the terms of the renegotiated Payment Agreement, the Company agreed to payments of $25,000 each on December 1, 2004, March 1, 2005, June 1, 2005 and September 1, 2005 and a payment of $50,000 on December 1, 2006 plus $25,000 payments on March 1, 2006, June 1, 2006, September 1, 2006 and a final payment of $75,000 payment on December 1, 2007. In addition, Piper & Rudnick LLP agreed to convert $150,000 of such payable into a 5 year cashless warrant to purchase the Company's common stock at $.25 per share. The Company has made all of the above payments except for $65,000 of the $75,000 due December 1, 2006, that is presently in arrears.

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

Transactions with Microphase Corporation

mPhase's President and Chairman of the Board of the Company are also employees of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase whereby it would use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement for fiscal year 2011 required mPhase to pay Micophase $3,000 per month. Microphase also charges fees for specific projects on a project-by-project basis. During the year ended June 30, 2012 and for the period of time from mPhase's inception (October 2, 1996) to June 30, 2012, $50,785 and $9,528,746, respectively, have been charged to expense or inventory under these Agreements and is included in “discontinued operations” in the accompanying consolidated statements of operations. Management believes that amounts charged to the Company by Microphase are commensurate with amounts that would be incurred if outside third parties were used. The Company is obligated to pay a 3% royalty to Microphase on revenues from its proprietary Traverser Digital Video and Data Delivery System and DSL component products.

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

SUBSEQUENT EVENTS

On July 11, 2012, the Company prepaid $53,888 in cash to Asher Enterprises, Inc. to redeem, in full, its Convertible Promissory Note in Asher Agreement II, funded on January 11, 2011 in the principal amount of 35,000, together with a prepayment fee of $17,500 and accrued interest thereon of $1,388.

Through July 24, 2012, the Company has completed transactions in a private placement of its common stock to 8 accredited investors pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The Company received net proceeds of $155,500, made available for working capital, and paid placement fees of $6,500 in connection with the issuance of 405,000,000 shares of its common stock. The Company is continuing such Private Placement until early October of 2012 with the goal of raising up to $150,000 additional gross proceeds to be used as working capital in exchange for approximately 375,000,000 shares of its common stock with accredited investors.

On August 15, 2012, the Company put 20,000,000 shares to Dutchess Capital under the terms of its Investment Agreement covering the Company’s Equity Line of Credit. Through August 31, 2012 Dutchess has resold approximately 5,500,000 shares that are anticipated to generate approximately $4,000 of working capital to the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The audit fees billed by our accounting firm of Demetrius & Company, L.L.C. for fiscal years ended June 30, 2011 and June 30, 2012 were $55,800 and $55,000.

Audit Related Services

The fees billed for audit related services for the fiscal year ended June 30, 2012 were $5,000. There were no audit related services for the fiscal year ended June 30, 2011.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)        The following documents are filed as part of this Form 10-K (1) Consolidated Financial Statements

PAGE
Report of Demetrius & Company, L.L.C.	77
Report of Rosenberg Rich Baker Berman & Company	78
Report of Arthur Andersen LLP	79
Report of Schuhalter, Coughlin & Suozzo, PC	80
Consolidated Balance Sheets as of June 30, 2011 and 2012	81
Consolidated Statements of Operations for the years ended June 30, 2011 and 2012 and for the period from inception (October 2, 1996) through June 30, 2012	82
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period from inception (October 2, 1996) to June 30, 1997 and for each of the fifteen years in the period ended June 30, 2012	83
Consolidated Statements of Cash Flows for the years ended June 30, 2011and 2012 and for the period from inception (October 2, 1996) through June 30, 2012	94
Notes to Consolidated Financial Statements	95

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

10.63*	Promissory Notes Payable to Mr. Smiley (Amendment No. 4 to Form 10-K for the period ended June 30, 2010, filed January 11, 2011 (Commission File No. 000-30202))
10.64*	Forbearance Agreement dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife ( Exhibit 99.1 to Form 8k filed September 16, 2011, (Commission file No. 000-24969))
10.65*	Securities Purchase Agreement, dated as of September 13, 2011 between mPhase Technologies, Inc and John Fife ( Exhibit 99.2 to Form 8k filed September 16, 2011, (Commission file No. 000-24969))
10.66*

Officer’s Certificate delivered pursuant to Securities Purchase Agreement, dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife (Exhibit 99.3 to Form 8k filed September 16, 2011, (Commission file No. 000- 24969))

10.67*

Confession of Judgment 1 delivered pursuant to Securities Purchase Agreement, dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife (Exhibit 99.4 to Form 8k filed September 16, 2011, (Commission file No. 000- 24969))

10.68*

Confession of Judgment 2 delivered pursuant to Securities Purchase Agreement, dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife (Exhibit 99.5 to Form 8k filed September 16, 2011, (Commission file No. 000- 24969))

10.69*	Registration Rights Agreement dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife (Exhibit 99.6 to Form 8k filed September 16, 2011, (Commission file No. 000-24969))
10.70*	Convertible Note dated September 13, 2011issued by mPhase Technologies, Inc. to John Fife (Exhibit 99.7 to Form 8k filed September 16, 2011, (Commission file No. 000-24969))
10.71*	Convertible Note dated August 11, 2011 issued by mPhase Technologies to Jay Wright (Exhibit 10.71 to Amendment No.4 to Form S-1 filed January 17, 2012(Commission File No. 333-77248))
10.72 *	Warrant dated August 11, 2011 issued by mPhase Technologies to Jay Wright (Exhibit 10.72 to Amendment No.4 to Form S-1 filed January 17, 2012(Commission File No. 333-77248))
10.73*

Investment Agreement for Equity Line of Credit dated as of November 30, 2011 between mPhase Technologies, Inc. and Dutchess Opportunity Fund L.L.P. (Exhibit 10.73 to Amendment No.4 to Form S-1 filed January 17, 2012(Commission File No. 333-77248))

10.74*

Registration Rights Agreement for Equity Line of Credit dated as of November 30, 2011 between mPhase Technologies, Inc. and Dutchess Opportunity Fund II L.L.P. (Exhibit 10.74 to Amendment No.4 to Form S-1 filed January 17, 2012(Commission File No. 333-77248))

10.75*

Securities Purchase Agreement dated as of November 17, 2011 between Asher Enterprises, Inc. and mPhase Technologies, Inc.( Exhibit 99.1 to Form 8K filed November 30, 2011 (Commission file No. 000-24969))

10.76*	8%Convertible Note issued to Asher Enterprises, Inc. dated November 17, 2011 by mPhase Technologies, Inc.(Exhibit 99.2 to Form 8K filed November 30, 2011 (Commission file No. 000-24969))
10.77*	Securities Purchase Agreement dated as of January 5, 2012 between Asher Enterprises, Inc. and mPhase Technologies, Inc.( Exhibit 99.1 to Form 8K filed January 17, 2012 (Commission file No. 000-24969))
10.78*	8%Convertible Note issued to Asher Enterprises, Inc. dated January 5, 2012 by mPhase Technologies, Inc.(Exhibit 99.2 to Form 8K filed January 17, 2012 (Commission file No. 000-24969))
10.79	Securities Purchase Agreement dated as of May 4, 2012 between Asher Enterprises, Inc. and mPhase Technologies, Inc.
10.80	8%Convertible Note issued to Asher Enterprises, Inc. dated May 4, 2012 by mPhase Technologies, Inc.
10.81*	Stand Still and Restructuring Agreement entered into as of May 31,2012 with John Fife (Exhibit 99.1 to Form 8K filed June 5, 2012 (Commission file No. 000-24969))
10.82*	Stand Still and Restructuring Agreement entered into as of June 1,2012 with JMJ Fiancial (Exhibit 99.2 to Form 8K filed June 5, 2012 (Commission file No. 000-24969))
21.1	Consent of Demetrius and Company
21.2	Consent of Rosenberg Rich Baker Berman & Company
21.3	Consent of Schuhalter, Coughlin & Suozzo, LLC (formerly Schuhalter, Coughlin & Suozzo, PC)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

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

Report of Independent Registered Public Accounting Firm

To The Board of Directors and
Shareholders of mPhase Technologies, Inc.

We have audited the accompanying consolidated balance sheets of mPhase Technologies, Inc. (a New Jersey corporation in the development stage) and its subsidiaries as of June 30, 2011 and 2012 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the two years then ended and for the period of July 1, 2009 to June 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of mPhase Technologies, Inc. for the period from inception to June 30, 2009. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts for the period from inception to June 30, 2009, included in the cumulative totals, is based solely upon the report of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of mPhase Technologies, Inc. and subsidiaries as of June 30, 2011 and 2012 and the results of their operations and their cash flows for the two years then ended, and for the period of July 1, 2009 to June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that mPhase Technologies, Inc. and subsidiaries will continue as a going concern. As shown in the financial statements, the Company has experienced significant losses and negative operating cash flows resulting in a working capital deficiency and stockholders’ deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are more fully described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Demetrius & Company, L.L.C.
Wayne, New Jersey
September 13, 2012

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

Schuhalter, Coughlin & Suozzo, PC
Raritan, New Jersey

January 28, 1999

mPHASETECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	June 30,
	2011	2012

ASSETS
CURRENT ASSETS
Cash	$1,744	$39,913
Stock subscription receivable	50,000	-
Inventory	102,532	86,494
Prepaid and other current assets	35,242	26,653
TOTAL CURRENT ASSETS	$189,518	$153,060

Property and equipment, net	45,114	33,141

TOTAL ASSETS	$234,632	$186,201

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$735,145	$826,379
Accrued expenses	162,038	91,591
Due to related parties	177,242	203,128
Accrued Wages Officers	-	68,751
Notes payable, related parties	875,724	1,189,552
Short term notes	65,000	65,000
Accounts Payable and Accrued Expenses-Discontinued Activities	868,376	863,594
Current Portion, Long term convertible debentures		522,980
Current Portion, Long term debt	11,486	12,864
TOTAL CURRENT LIABILITIES	$2,895,011	$3,843,839

Long term portion Equipment loan	16,315	3,451

OTHER OBLIGATIONS CONVERTIBLE TO EQUITY- (Note 8 )
Convertible debt derivative liability	1,664,575	898,734

Long term portion of Convertible debentures, net of discount of
$300,000 and $128,793 on June 30, 2011 and 2012, respectively	1,250,505	942,944

COMMITMENTS AND CONTINGENCIES -(Note 11)

STOCKHOLDERS' DEFICIT
Common stock, par value $.001, 6,000,000,000 shares authorized, 1,628,502,264 and 3,666,051,851 shares issued and outstanding at June 30, 2011 and 2012, respectively	16,285,022	3,666,051
Additional paid in capital	172,775,132	194,468,219
Deferred Compensation	-	(198,157)
Deficit accumulated during development stage	(194,643,955)	(203,430,907)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	($5,591,774)	($5,502,767)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$234,632	$186,201

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations

			Date of
	For the FYE June 30,		Inception to
			June 30,
	2011	2012	2012

REVENUES	$49,210	$1,502	$745,141

COSTS AND EXPENSES

Cost of Sales	50,260	14,520	130,484

Research and Development (including non-cash stock related charges of $0, $0 and $205,733 for FYE 2011 & 2012 and inception to date respectively)	625,417	53,374	12,310,936

General and Administrative (including non-cash stock related charges of $62,945, $6,746,740 and $19,501,094 for FYE 2011 & 2012 and inception to date respectively)	1,823,178	7,921,189	35,151,241

Depreciation and Amortization	15,491	14,497	592,827

TOTAL COSTS AND EXPENSES	2,514,346	8,003,580	48,185,488

OPERATING LOSS	$(2,465,136)	$(8,002,078)	$(47,440,347)

OTHER INCOME (EXPENSE)
Interest (Expense)	(141,335)	(343,507)	(2,971,092)
Net Reparation, Impairment and Other Income (Expense)	8,915	(125,669)	(6,709,781)
Net Charges related to Convertible Debt	1,866,669	(320,480)	(1,770,656)

TOTAL OTHER INCOME (EXPENSE)	1,734,249	(789,656)	$(11,451,529)

Loss From Continuing Operations, before Income Taxes	$(730,887)	$(8,791,734)	$(58,891,876)

Income (Loss) From Discontinued Operations,
Net of Income Taxes of $0 in 2011 and 2012, offset by benefit from tax loss carryforwards of $0 in 2011 and 2012 (including non-cash stock related charges of $0, $0 and $ 57,515,718 for FYE 2011 & 2012 and inception to date respectively)	244,496	4,782	(144,539,031)
Income Taxes	-	-	-

Net Loss	$(486,391)	$(8,786,952)	$(203,430,907)

Net loss per share from:
Continuing Operations	$(0.00)	$(0.00)
Discontinued Operations	$-	$(0.00)

Weighted Average Number of Shares Outstanding;
Basic and Diluted	1,402,130,735	2,789,725,412

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE FIFTEEN YEARS IN THE PERIOD ENDED JUNE 30, 2012

							Total
	Common			Additional			Stockholders’
	Stock	Par Value	Treasury	Paid-In	Deferred	Accumulated	Equity
	Shares	0.01	Stock	Capital	Compensation	Deficit	(Deficit)
Balance, October 2, 1996 (date of inception).	1,140,427	$11,404		$459,753	$0	$(537,707)	$(66,550)

Issuance of common stock of Tecma Laboratories, Inc., for 100% of the Company.	6,600,000	66,000		(537,157)		537,707	66,550

Issuance of common stock, in private placement, net of offering costs of $138,931	594,270	5,943		752,531			758,474
Net loss						(781,246)	(781,246)
Balance, June 30, 1997	8,334,697	$83,347		$675,127	$0	$(781,246)	$(22,772)
Issuance of common stock with warrants, in private placement, net of offering costs of $84,065	999,502	9,995		791,874			801,869
Issuance of common stock for services	300,000	3,000		147,000			150,000

Issuance of common stock in connection with investment in unconsolidated subsidiary	250,000	2,500		122,500			125,000
Repurchase of 13,750 shares of common stock			(7,973)				(7,973)

Issuance of common stock with warrants in private placement, net of offering costs of $121,138	1,095,512	10,955		659,191			670,146
Issuance of common stock for financing services	100,000	1,000		(1,000)

Issuance of common stock in consideration for 100% of the common stock of Microphase Telecommunications, Inc.	2,500,000	25,000		1,685,000			1,710,000
Net loss						(4,341,059)	(4,341,059)
Balance, June 30, 1998	13,579,711	$135,797	$(7,973)	$4,079,692	$0	$(5,122,305)$	(914,789)

The accompanying notes are an integral part of these Consolidated Financial Statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE FIFTEEN YEARS IN THE PERIOD ENDED JUNE 30, 2012

							Total
				Additional			Stockholders‘
	Common	Par Value	Treasury	Paid-In	Deferred	Accumulated	Equity
	Stock Shares	0.01	Stock	Capital	Compensation	Deficit	(Deficit)
Balance, June 30, 1998	13,579,711	$135,797	$(7,973)	$4,079,692	$0	$(5,122,305)	$(914,789)
Issuance of common stock with warrants in private placements, net of offering	3,120,000	31,200		2,981,800			3,013,000
Issuance of common stock for services	1,599,332	15,993		8,744,873			8,760,866
Issuance of common stock with warrants in private placement, net of offering	642,000	6,420		1,553,227			1,559,647
Issuance of common stock in private placement, net of offering costs of $679,311	4,426,698	44,267		10,343,167			10,387,434
Issuance of stock options for services				7,129,890			7,129,890
Issuance of warrants for services				16,302			16,302
Deferred employee stock option compensation					(140,000)		(140,000)
Net loss						(22,838,344)	(22,838,344)
Balance, June 30, 1999	23,367,741	$233,677	$(7,973)	$34,848,951	$(140,000)	$(27,960,649)	$6,974,006
Issuance of common stock and options in settlement	75,000	750		971,711			972,461
Issuance of common stock upon exercise of warrants and options	4,632,084	46,321		5,406,938			5,453,259
Issuance of common stock in private placement, net of cash offering costs of $200,000	1,000,000	10,000		3,790,000			3,800,000
Issuance of common stock in private placement, net of cash offering costs of $466,480	1,165,500	11,655		9,654,951			9,666,606
Issuance of common stock for services	1,164,215	11,642		8,612,265			8,623,907
Issuance of options for services				9,448,100			9,448,100
Deferred employee stock option compensation				1,637,375	(1,637,375)		—
Amortization of deferred employee stock option compensation					551,707		551,707
Net loss						(38,161,542)	(38,161,542)
Balance, June 30, 2000	31,404,540	$314,045	$(7,973)	$74,370,291	$(1,225,668)	$(66,122,191)	$7,328,504

The accompanying notes are an integral part of these Consolidated Financial Statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE FIFTEEN YEARS IN THE PERIOD ENDED JUNE 30, 2012

							Total
	Common			Additional			Stockholders‘
	Stock	Par Value	Treasury	Paid-In	Deferred	Accumulated	Equity
	Shares	0.01	Stock	Capital	Compensation	Deficit	(Deficit)
Balance, June 30, 2000	31,404,540	$314,045	$(7,973)	$74,370,291	$(1,225,668)	$(66,122,191)	$7,328,504

Issuance of common stock upon exercise of options	320,000	3,200		324,300			327,500
Issuance of common stock with warrants in private placements, net of cash offering costs of $512,195	4,329,850	43,298		7,766,547			7,809,845
Issuance of common stock for services	450,000	4,500		1,003,125			1,007,625
Issuance of options and warrants for services				5,849,585			5,849,585
Deferred employee stock option compensation				607,885	(607,885)
Amortization of deferred employee stock option compensation					1,120,278		1,120,278
Issuance of common stock in settlement of debt to directors and related parties	4,840,077	48,402		2,371,637			2,420,039
Net Loss						(23,998,734)	(23,998,734)

Balance June 30, 2001	41,344,467	$413,445	$(7,973)	$92,293,370	$(713,275)	$(90,120,925)	$1,864,642

Issuance of Common stock with warrants in private placement	6,980,643	69,807		1,903,943			1,973,750
Issuance of Common stock for services	2,976,068	29,760		1,169,241			1,199,001
Issuance of options and warrants for services				1,877,937			1,877,937
Cancellation of unearned options to former employees				(140,802)	140,802
Amortization of deferred employee stock option compensation					548,550		548,550
Issuance of common stock and warrants in settlement of debt to related parties and strategic vendors	7,492,996	74,930		2,663,728			2,738,658
Sale of Common stock to certain Officers and Directors in private placement	2,000,000	20,000		980,000			1,000,000
Issuance of Common stock upon exercise of options	13,334	133		3,867	4,000
Net Loss						(11,249,387)	(11,249,387)
Balance, June 30, 2002	60,807,508	$608,075	$(7,973)	$100,751,284	$(23,923)	$(101,370,312)	$(42,849)

The accompanying notes are an integral part of these Consolidated Financial Statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE FIFTEEN YEARS IN THE PERIOD ENDED JUNE 30, 2012

							Total
	Common	Par		Additional			Stockholders‘
	Stock	Value	Treasury	Paid-In	Deferred	Accumulated	Equity
	Shares	0.01	Stock	Capital	Compensation	Deficit	(Deficit)
Balance, June 30, 2002	60,807,508	$608,075	$(7,973)	$100,751,284	$(23,923)	$(101,370,312)	$(42,849)
Issuance of Common stock with warrants in private placement, net of Cash offering costs of $124,687	4,296,680	42,967		1,121,351			1,164,318
Issuance of Common stock for services	426,000	4,260		107,985			112,245
Issuance of options and warrants for services				274,100			274,100
Amortization of deferred employee stock option compensations					23,923		23,923
Issuance of common stock and warrants in settlement of debt to related parties and strategic vendors	5,923,333	59,233		1,826,329			1,885,562
Net Loss						(6,646,185)	(6,646,185)
Balance, June 30, 2003	71,453,521	$714,535	$(7,973)	$104,081,049	$0	$(108,016,497)	$(3,228,886)
Issuance of common stock with warrants in private placement, net of cash offering costs of $313,200	15,177,973	151,779		4,322,934			4,474,713
Issuance of common stock for services	924,667	9,247		238,153			247,400
Issuance of options and warrants for services				1,067,393			1,067,393
Issuance of common stock pursuant to exercise of warrants	1,233,334	12,333		304,467			316,800
Issuance of common stock and warrants in settlement of debt to related parties and strategic vendors	110,467	1,105		1,962,099			1,963,204
Net Loss						(7,758,586)	(7,758,586)
Balance, June 30, 2004	88,899,962	$888,999	$(7,973)	$111,976,095	$0	$(115,775,083)	$(2,917,962)

The accompanying notes are an integral part of these Consolidated Financial Statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT
OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE FIFTEEN YEARS IN THE PERIOD ENDED JUNE 30, 2012

				Additional		Total
	Common	Par Value	Treasury	Paid-In	Accumulated	Stockholders’
	Stock Shares	0.01	Stock	Capital	Deficit	Equity (Deficit)
Balance, June 30, 2004	88,899,962	$888,999	$(7,973)	$111,976,095	$(115,775,083)	$(2,917,962)
Issuance of Shares in Private Placement	39,853,661	398,535		6,888,553		7,287,088
Issuance of in connection with exercise of warrants	3,637,954	36,380		644,229		680,609
Conversion of Debt to Common stock and warrants	3,895,171	38,952		1,174,134		1,213,086
Options Awarded to Consultants				2,191,043		2,191,043
Options Awarded to Officers				625,290		625,290
Issuance of shares to Officers and consultants for services	1,151,000	11,510		322,500		334,010
Exercise of cashless warrants	4,949,684	49,499		(49,499)
Exercise of warrants by officers	1,770,400	17,704				17,704
Reparation of Private Placement Offering	891,000	8,910		176,811		185,721
Net Loss					(11,234,324)	(11,234,324)
Balance June 30, 2005	145,048,832	$1,450,489	$(7,973)	$123.949,156	$(127,009,407)	$(1,617,735)
Issuance of common stock pursuant to the exercise of warrants, net of cash expenses of $108,000	15,720,120	157,201		2,850,523		3,007,724
Issuance of common stock with warrants in private placements, net of cash expenses of $674,567	72,786,897	727,868		9,329,781		10,057,649
Issuance of common stock for services	11,500,000	115,000		2,324,000		2,439,000
Conversion of related party and strategic vendor debts to common stock and warrants	3,331,864	33,319		556,681		590,000
Stock options awarded to consultants, employees and officers				3,837,423		3,837,423
Issuance of additional shares and warrant to effect revised pricing on previous private offering charged to expense	29,848,271	298,483		5,232,021		5,530,504
Net loss					(24,450,650)	(24,450,650)
Balance, June 30, 2006	278,235,984	$2,782,360	$(7,973)	$148,079,585	$(151,460,057)	$(606,085)

The accompanying notes are an integral part of these Consolidated Financial Statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE FIFTEEN YEARS IN THE PERIOD ENDED JUNE 30, 2012

							Total
				Additional			Stockholders‘
		$ .01 Stated	Treasury	Paid in	Deferred	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Compensation	Deficit	Equity
Balance June 30, 2006	278,235,984	$2,782,360	$(7,973)	$148,079,585		$(151,460,057)	$(606,085)
Issuance of common stock pursuant to the exercise of warrants (net of cash expenses of $150,000)	14,740,669	$147,406		$1,922,261			$2,069,667
Issuance of common stock in private placements, (net of cash expenses of $216,134)	47,958,060	$479,581		$5,711,788			$6,191,369
Issuance of common stock for services	18,172,983	$181,730		$2,486,885	$(627,250)		$2,041,365
Conversion of related party and strategic vendor debt to common stock	6,073,728	$60,737		$930,972			$991,709
Issuance of additional shares and warrants to effect repricing	22,664,580	$226,646		$1,647,374			$1,874,020
Stock options awarded to employees and officers				$1,321,853			$1,321,853
Deferred stock compensation					$213,166		$213,166
Net Loss						$(16,851,562)	$(16,851,562)
Balance June 30, 2007	387,846,004	$3,878,460	$(7,973)	$162,100,718	$(414,084)	$(168,311,619)	$(2,754,498)

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTOF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE FIFTEEN YEARS IN THE PERIOD ENDED JUNE 30, 2012

				Additional				Total
				Paid				Stockholders’
		$.01 Par	Treasury	in	Deferred		Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Compensation		Deficit	Equity
Balance June 30, 2007	387,846,004	$3,878,460	$(7,973)	$162,100,718	$(414,084)		$(168,311,619)	(2,754,498)
Issuance of common stock in private placements net of $116,253 offering cost	24,600,000	$246,000		$898,247		$		$1,144,247
Exercise of Warrants net of Offering Cost $72,222	11,111,113	$111,111		$538,889		$		650,000
Contingent liability recorded on warrant exercise above	1,019,200	$10,192		(1,006,200)				(1,006,200)
Common shares in settlement of accrued expenses				$89,808		$		100,000
Issuance of additional shares effect repricing	4,663,741	$46,637		$345,401		$		392,038
Stock options/ warrants awarded to employees and investors				$85,682		$		85,682
Stock based compensation	1,000,000	10,000		$90,192		$		100,192
Amortization of deferred stock compensation					414,084	$		414,084
Investment in Granita				$514,000		$		514,000
Conversion of debt	4,904,942	$49,050		$192,073		$		241,123
Cost related to convertible debt financing	5,250,000	$52,500		$212,500		$		265,000
Net Loss							$(3,383,821)	$(3,383,821)
Balance June 30, 2008	440,395,000	$4,403,950	$(7,973)	$164,061,310	0		$(171,695,440)	$(3,238,153)

The accompanying notes are an integral part of these Consolidated Financial Statements

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE FIFTEEN YEARS IN THE PERIOD ENDED JUNE 30, 2012

						Total
				Additional		Stockholders’
		$.01 Par	Treasury	Paid in	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Deficit	Equity
Balance June 30, 2008	440,395,000	$4,403,950	$(7,973)	$164,061,310	$(171,695,440)	$(3,238,153)
Issuance of common stock in private placements net of offering cost ($80,000)	72,333,333	$723,333		$(3,333)		$720,000
Issuance of additional shares effect repricing	19,522,000	$195,220		$236,952		$432,172
Stock options/ warrants awarded to employees and investors				$4,071,348		$4,071,348
Stock based compensation	61,750,000	$617,500		$2,908,115		$3,525,615
Vendor settlements	(1,926,470)	($19,265)		$19,265		$0
Beneficial Conversion feature of Notes Payable, including $914,060 on Officers' Notes Payable				$1,028,560		$1,028,560
Forgiveness of related party debt				$19,336		$19,336
Conversion of debt securities and interest	278,346,019	$2,783,459		$519,874		$3,303,333
Net Loss					$(15,096,379)	$(15,096,379)
Balance June 30, 2009	870,419,882	$8,704,197	$(7,973)	$172,861,427	$(186,791,817)	$(5,234,168)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND EACH OF THE FIFTEEN YEARS IN THE PERIOD ENDED JUNE 30, 2012

	Common Stock			Additional		Total
		$.01 Par	Treasury	Paid in	Accumulated	Stockholders’
	Shares	Value	Stock	Capital	Deficit	(Deficit)
Balance June 30, 2009	870,419,882	$8,704,197	$(7,973)	$172,861,427	$(186,791,819)	$(5,234,168)
Conversions of Convertible
Debentures plus accrued interest	232,723,736	2,327,238	-	1,088,012	-	3,415,250
Conversions of Accounts Payable	26,666,667	266,667	-	(66,667	-	200,000
Issuance of common stock in private placements net of offering cost ($25,000)	30,666,667	306,667	-	(81,667	-	225,000
Issuance of Common Stock for Services	1,575,000	15,750		18,563		34,313
Issuance of Common Stock for Reparations	1,700,000	17,000		18,530		35,530
Beneficial Conversion feature of Officers' Notes Payable and conversion of accounts payable	-	-	-	669,276	-	669,276
Cancellation of Capital Notes in Subsidiary issued in connection with equity				175,820		175,820
Net Loss for the Year Ended June 30, 2010	-	-	-	-	(7,365,745	(7,365,745)
Balance June 30, 2010	1,163,751,952	$11,637,519	$(7,973)	$174,683,294	$(194,157,564)	$(7,844,724)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND EACH OF THE FIFTEEN YEARS IN THE PERIOD ENDED JUNE 30, 2012

	Common Stock
				Additional		Stockholders’
		$ .01 Par	Treasury	Paid in	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Deficit	Equity
Balance July 1, 2010	1,163,751,952	$11,637,519	$(7,973)	$174,683,294	$(194,157,564)	$(7,844,724)
Conversions of Convertible Debentures plus accrued interest	382,175,312	3,821,753		(1,474,857)		2,346,896
Issuance of Common Stock for Services	15,075,000	150,750		(23,805)		126,945
Issuance of Common Stock to accredited investors in private placement, net of $29,500 fees	67,500,000	675,000		(409,500)		265,500
Net Loss for the Year Ended June 30, 2011					(486,391)	(486,391)
Balance June 30, 2011	1,628,502,264	16,285,022	(7,973)	172,775,132	$(194,643,955)	(5,591,774)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE FIFTEEN YEARS IN THE PERIOD ENDED JUNE 30, 2012

	Common Stock
							Shareholders'
		$.001 Par	Treasury	Additional Paid in	Deferred	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Compensation	Deficit	Equity

Balance June 30, 2011	1,628,502,264	$16,285,022	$(7,973)	$172,775,132	$-	$(194,643,955)	$(5,591,774)

To reflect restatement of $.01 par value to $.001 par		$(14,656,520)		$14,656,520

Balance June 30, 2011, restated for par $.001 value	1,628,502,264	$1,628,502	$(7,973)	$187,431,652	$-	$(194,643,955)	$(5,591,774)

Conversions of Convertible Debentures plus accrued interest	716,962,140	716,962		1,097,406			1,814,368

Issuance of Common Stock for Services	1,035,000,000	1,035,000	-	5,485,500	-	-	6,520,500

Deferred stock compensation	-	-	-	339,700	(339,700)	-	-

Beneficial Conversion feature of Notes Payable, including $2,320 on Officers' Notes Payable				2,320			2,320

Issuance of Common Stock to accredited investors in private placement, net of $13,000 fees	170,000,000	170,000		(43,000)			127,000

Amortization of deferred stock compensation	-	-	-	-	141,543	-	141,543

Common Stock issued to cover Commitment and Transaction Fees of Equity Line of Credit	26,000,000	26,000		98,800			124,800

Common Stock issued to cover the exercise of Put advances under Equity Line of Credit, net of $13,500 transacion fees	89,587,447	89,587		55,841			145,428

Net Loss for the Fiscal Year Ended June 30, 2012	-	-	-	-	-	(8,786,952)	(8,786,952)

Balance June 30, 2012	3,666,051,851	3,666,051	(7,973)	194,468,219	$(198,157)	$(203,430,907)	$(5,502,767)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			2-Oct-96
	Fiscal Year Ended		(Date of Inception)
	June 30,	June 30,	To June 30,
	2011	2012	2012
Cash Flow From Operating Activities:
Net Income (Loss) From Continuing Operations	($730,887)	($8,791,734)	($58,891,876)
Net Income (Loss) From Disontinued Operations	$244,496	$4,782	($144,539,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,130	17,971	$7,478,757
Inventory Allowance		12,810	$12,810
(Gain) loss on debt extinguishments	(257,911)	(7,782)	($1,350,301)
Non-cash charges relating to issuance of common stock, common stock options and warrants	126,945	6,645,300	$77,023,989
Reparation charges	-	-	$8,264,264
Derivative Value and Debt Discount charges	(1,883,669)	320,480	$2,403,807
Write off of Granita Inventory/ Sovereign Investment	-	-	$615,910
Other non cash charges including amortization of deferred compensation and beneficial conversion interest expense	-	145,234	$2,858,135
Changes in assets and liabilities:
Accounts receivable	122,478	-	$427,876
Inventories	(3,725)	3,228	($609,775)
Prepaid expenses and Other current assets	173,465	8,589	$54,408
Other		(12,500)	$894,035
Accounts payable, Accrued expenses, Deferred revenue	412,144	473,152	$9,451,620
Due to/from related parties
Microphase / Janifast//Lintel	8,028	13,386	$5,514,187
Officers and Other	-	75,140	$1,786,497
Net Cash used in Operating Activities	($1,765,506)	($1,091,944)	($88,604,688)
Cash Flow from Investing Activities:
Payments related to patents and licensing rights	-	-	($450,780)
Purchase of fixed assets	(5,933)	(7,129)	($3,315,622)
Investment in Sovereign	-	-	($110,000)
Net Cash used in Investing Activities	(5,933)	($7,129)	($3,876,402)
Cash Flow from Financing Activities:
Proceeds from issuance of common stock,
exercises of warrants, net of finders fees	215,500	322,428	$83,461,807
Payment of short term notes & equipment loans	(10,254)	(11,486)	($1,310,285)
Advances from Microphase	-	-	$347,840
Issuance of Convertible Debentures	-	645,000	$1,411,500
Net Proceeds (Repayment) from notes payable related parties	(64,000)	181,300	($243,359)
Proceeds from the collection of Notes Receivable under securities purchase agreements	1,403,500	-	$8,339,500
Sale of minority interest in Granita subsidiary	-	-	$514,000
Net Cash provided by Financing Activities	1,544,746	1,137,242	92,521,003

Net increase (decrease) in cash	($226,693)	$38,169	$39,913
CASH AND CASH EQUIVALENTS, beginning of period	$228,437	$1,744	-
CASH AND CASH EQUIVALENTS, end of period	$1,744	$39,913	$39,913

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

1. ORGANIZATION AND NATURE OF BUSINESS

mPhase, a New Jersey corporation founded in 1996, is a publicly-held company with over 23,000 shareholders and approximately 4 billion shares of common stock outstanding as of June 30, 2012. The Company's common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL.

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

On April 17, 2007, the Company announced that it had formed AlwaysReady, Inc., a New Jersey Corporation, as a new wholly-owned subsidiary. The Company planned to transfer all of its nanotechnology assets and appropriate liabilities to such company so as to separate its nanotechnology product line from its IPTV product. Although management and staff of AlwaysReady Inc were hired, the Company funded all operations of Always Ready, Inc. to date and no assets or liabilities have been transferred.

On June 20, 2007, the Company announced the formation of a new subsidiary, Granita Media, Inc. ("Granita"), a Delaware corporation, to promote and develop its IPTV product line including targeted advertising and middleware solution. Capitalization of Granita amounted to $514,000 of equity, provided by employees and independent investors. During FYE June 30, 2008, related assets and liabilities were transferred to Granita and its results consolidated into the these financial statements. Additional funding was to have been arranged from outside institutional financing and potentially involve the sale of up to 10% of the common stock of Granita with mPhase retaining 90% of the stock of Granita. Owing to very challenging conditions in the capital markets, Granita was unable to raise funds necessary to operate as a self-sufficient enterprise and fund the additional software development necessary for a targeted advertising enhancement capability of its TV+ solution. In order to conserve financial resources, all employees of Granita were either terminated or had resigned by December 31, 2007. (See also Note 6.) As of June 30, 2010, the Company has treated Granita as a discontinued business.

We are headquartered in Norwalk, Connecticut with an office in Little Falls, NJ. mPhase shares common office space with Microphase Corporation, a privately held company in which the CEO of the company owns a minority interest. Microphase is a leader in the field of radio frequency and filtering technologies within the defense and telecommunications industry. It has been in operation for over 50 years and has supported mPhase with engineering, administrative and financial resources.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

2. LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

Through June 30, 2012, the Company incurred development stage losses totaling approximately $203,430,907 and at June 30, 2012 had a working capital deficit of ($3,690,779). Funding in our traditional capital markets was difficult during FYE 2011 and 2012.

The Company was able to enter into convertible debt arrangements and an equity line of credit and private placements of equity with independent investors to provide liquidity and capital resources during the last two fiscal years. Such arrangements have provided the Company with cash in the amounts of $1,619,000 and $965,428 during FYE 2011 and 2012 respectively. In addition and from time to time during FYE 2011 and 2012, the Company raised necessary working capital via bridge loans from officers. Such loans have received partial repayments in FYE 2011 and provided $181,300 of working capital in FYE 2012 (see notes payable to officers).

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

The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) successfully develop, market and sell its products. The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2013 and continue its development and commercialization efforts.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

STOCK BASED COMPENSATION

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

RESEARCH AND DEVELOPMENT

Research and Development cost are charged to operations when incurred. The amounts charged to expense for the years ended 2011, 2012 and inception to date were $625,417, $53,374 and $12,310,936 for continuing operations respectively.

PATENTS AND LICENSES

Patents and licenses are capitalized when mPhase determines there will be a future benefit derived from such assets, and are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset, generally five years. As of June 30, 2011 and 2012, the book value of such assets has been fully amortized.

INVENTORIES

The Company uses the First In First Out method (FIFO) to account for inventory which is carried at the lower of market value or cost. As of June 30, 2011 and June 30, 2012, the inventory related to the Emergency Flashlight was valued at $102,532 and $86,494, net of a $12,810 reserve in 2012, respectively.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

LONG-LIVED ASSETS

The Company reviews long-term assets for impairment whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. The Company also assesses these assets for impairment based on their estimated future cash flows.

REPARATION EXPENSE

As an incentive for additional equity contributions, the Company will from time to time, adjust the cost of past private purchases of common stock through the issuance of additional shares in such magnitude as to reduce an investors cost to an average price that more closely approximates current market value. The market value of additional shares issued without cash investment is charged to Reparation Expense, which is included in Other Expenses. Reparations expenses have amounted to $0, $0 and $8,299,794 for the years ended 2011, 2012 and inception to date, respectively.

LOSS PER COMMON SHARE, BASIC AND DILUTED

mPhase accounts for net loss per common share in accordance with the requirements FASB ASC 260 Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had warrants and options and convertible debentures (if funded in full – see note 8) outstanding at June 30, 2012, convertible into, respectively, approximately 16,780,639 and 104,760,000 and 222,392,638 immediately (and additionally 1,857,316,902 if certain payments are not made for approximately $70,000 per month commencing in October, 2012) shares of the Company's common stock based upon the conversion terms at June 30, 2012. The Company has also granted a conversion feature to certain officers for notes outstanding, giving these note holders the right to convert principal and interest outstanding, subject to availability, into 297,387,906 shares of the Company’s common stock based on a $.0040 per share conversion price (see note 9). The inclusion of the warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share and have been omitted in such computation.

BUSINESS CONCENTRATIONS AND CREDIT RISK

To date, the Company's products have been sold to a limited number of customers, earlier primarily in the telecommunications and defense industry and recently including some sales of the Emergency Illuminator. In fiscal year ended 2011, revenue was derived from research contracts with the U.S. Army and sales of the Company’s mPower emergency illuminator. Throughout the year, cash balances that the Company maintains at financial institutions may exceed the Federal Deposit Insurance Corporation insurance limitation of up to $250,000. Cash balances exceeded FDIC insured limits at times throughout the years ended June 30, 2011 and 2012.

MATERIAL EQUITY INSTRUMENTS

The Company has material equity instruments including convertible debentures and convertible notes that are accounted for as derivative liabilities (SEE Note-8) and options and warrants that are evaluated quarterly for potential reclassification as liabilities pursuant to current accounting guidance.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

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

DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives are recorded on the balance sheet at fair value. The conversion features of the convertible debentures are embedded derivatives and are separately valued and accounted for on our balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining fair value of our derivatives is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management's judgment and may impact net income. During the fiscal years ended June 30, 2011 and June 30, 2012, the Company utilized an expected life of 20 days based upon the look-back period of its convertible debentures and notes and a volatility of 100%.

INCOME TAXES

The Company accounts for income taxes in accordance with accounting guidance now codified as Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2011and 2012, the Company had a full valuation allowance against its deferred tax assets.

Effective July1, 2007, the Company adopted the provisions of FASB ASC 740-10-05, “Accounting for Uncertainties in Income Taxes.” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company files U.S. and state income tax returns with various statutes of limitations. The 2008 through 2011 tax years generally remain subject to examination by federal and most state tax authorities.

The company recognizes interest accrued and penalties related to unrecognized tax benefits, if any, in interest and operating expenses. No interest or penalties was recorded as of June 30, 2011 and 2012.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash, accounts payable, long term debt, line of credit, convertible debt and due to related parties. Management believes the estimated fair value of cash, accounts payable and debt instruments at June 30, 2012 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. Fair value of due to related parties cannot be determined due to lack of similar instruments available to the Company.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

In December 2011, the Financial Accounting Standards Board issued ASU 2011-12 Deferral of the Effective Date for Amendments to the Presentation of Reclassification of items out of Accumulated Other Comprehensive Income, changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The new guidance is effective for our fiscal year ending June 30, 2013, and we do not expect its adoption to have a material effect on our financial position or results of operation.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

	For the FYE June 30,
SUPPLEMENTAL CASH FLOW INFORMATION	2011	2012

Statement of Operation Information:
Commitment fee on equity line of credit	$-	$124,800
Fee on Amendment to Convertible Debt Arrangement	$55,000	$-
Contractual charges for conversions with floor prices (included in Net (Charges)
Credits from Convertible Debt)	$-	$1,069,614
Interest Received from Notes Receivable	$218,500	$-
Interest Accrued Unpaid	$57,983	$11,806
Interest Paid (net interest income)	$9,181	$25,227

Non Cash Investing and Financing Activities:
Beneficial Conversion of Officers’ Notes and Conversion of Accounts Payable	$-	$2,320
Conversion of Convertible Debt and Related Expenses	$2,346,896	$1,814,368

4. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

	2011	2012
Research Equipment	$42,385	$48,383
Office and Marketing	142,280	142,280
Gross Cost	184,665	190,663
Less Accumulated
Depreciation	(139,551)	(157,522)
Net Property and Equipment	$45,114	$33,141

Depreciation expense for the years ended June 30, 2011 and 2012 was $23,130 and $17,971 respectively, of which $7,639 and $3,474, respectively, relates to research laboratory and testing equipment included in research and development expense.

5. ACCRUED EXPENSES

Accrued expenses consist of the following as of each Balance Sheet date:	For the FYE June 30,
	2011	2012
Accrued Interest- Convertible Debentures	$87,983	$11,806
Other Expenses	$74,055	$79,785
Total	$162,038	$91,591

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

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

7. SHORT TERM NOTES PAYABLE

Short term debt is comprised of the following:

	June 30, 2011	June 30, 2012
Note payable to Granita Employee (See note #6) Note payable to law firm bearing 8% interest, originally monthly installments of $5,000 per month commencing in June 2002 and continuing through December 1, 2003 with a final payment of principal plus accrued interest due at maturity on December 31, 2003, this note was in arrears as of June 30, 2004 and the company negotiated a new settlement arrangement as of August 31, 2004. Under such settlement agreement, the Company made a $100,000 cash payment and gave a cashless warrant to purchase $150,000 worth of common stock valued at $.25 per share. In addition, the Company agreed to pay $25,000 on each of December 1, 2004, March 1, 2005, June 1, 2005, September 1, 2005 and $50,000 on December 1, 2005. Thereafter, the Company was obligated to pay $25,000 on each of March 1, 2006, June 1, 2006, September 1, 2006 with a final payment of $75,000 on December 1, 2006, of which $10,000 was paid in 2008. The Company is currently in default with respect to the remainder.	$0	$0
Total Short Term Notes	$65,000	$65,000
	$65,000	$65,000

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

8. STOCKHOLDERS' EQUITY

mPhase initially authorized capital of 50,000,000 shares of common stock with no par value. On February 23, 2000, the Board of Directors proposed, and on May 22, 2000 the shareholders approved, an increase in the authorized capital to 150,000,000 shares of common stock. On June 15, 2004, a Special Meeting of Shareholders of the Company approved a proposal by the Company to amend the Company's Certificate of Incorporation under New Jersey law to increase the authorized shares of common stock from 150 million to 250 million shares and change the par value of all shares of common stock from no par to $0.01 par stock. Effective June 2005, June 2006, and June 2008, the Company received authorization to increase the number of authorized shares to 500 million, 900 million and 2 billion, respectively. A further increase in the number of authorized shares of common stock to 6 billion was approved at a Special Meeting of Shareholders of the Company held on June 29, 2011. On November 28, 2011, the Company amended the par value of its common stock from $.01 to $.001. The Balance Sheet at June 30, 2011 was restated to reflect this change with a reduction of $14,656,520 to the value of common stock and a corresponding increase to additional paid in capital for the same amount. Transactions recorded in the Statement of Changes in Stockholders’ Deficit were presented at the $.001 par value for the Fiscal Year Ended June 30, 2012.

All other debt converted involved long term convertible debentures which are discussed below:

Long Term Convertible Debentures / Debt Discount and Related Interest

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

8. STOCKHOLDERS' EQUITY- (continued)

A summary of our current arrangements is as follows:

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

The balance of the convertible debenture of $10,000, which had been fully funded in cash, was converted in full together with accrued interest of $500 for 2,560,976 shares of common stock during the quarter ended September 30, 2011 and as of June 30, 2012 this convertible note had been satisfied in full.

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
JUNE 30, 2012

8. STOCKHOLDERS' EQUITY- (continued)

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

To date the Company has received a total of $639,500 in cash and has issued 322,187,500 shares of common stock to the holder upon conversions of $325,440 of principle and $994,766 of conversion fees. The remaining $604,600 of cash which was to be received from the holder plus accrued and unpaid interest was convertible into shares of common stock at the option of the holder. Upon receipt, in full, of cash by the Company equaling the purchase price of the convertible note plus interest or any portion thereof payable through maturity, the holder may convert such portion of the total amount of interest funded that would accrue to maturity into additional shares of common stock. Based upon the price of the Company’s common stock on June 30, 2011 of $.0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 222,142,857 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated. At June 1, this note was merged into agreement

As of June 30, 2011, the Company and the holder were negotiating potential amendments to this agreement, and funding and conversions had not occurred since April, 2011. For accounting purposes the note receivable has been fully reserved, and the liability is recorded, when netted against the debt discount and cumulative conversions, at the amount funded.

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
JUNE 30, 2012

8. STOCKHOLDERS' EQUITY- (continued)

During the year ended June 30, 2011 the holder converted $33,750 of principal into 10,000,000 shares of common stock and amortization of debt discount amounted to $412,332, reducing the debt discount balance to $100,000.

During the year ended June 30, 2012, the Company reduced the note payable and debt discount by $42,000 in proportion with the amount funded to the total original funding commitment and amortization of debt discount amounted to $27,067 reducing the balance to $30,933. Also during the year ended June 30, 2012, the Company had incurred $994,766 of conversion fees which together with $291,690 of principle was converted into 322,187,500 shares of common stock. At June 30, 2012 this convertible note had $372,060 outstanding which was combined with arrangement #10 JMJ Financial, Inc.

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

During the fiscal year ended June 30, 2012, the Company reduced the note payable and debt discount by $79,000 in proportion with the amount funded to the total original funding commitment and amortization of debt discount amounted to $8,573 reducing the balance to $12,427. As of June 30, 2012, this convertible note has $321,000 outstanding which was combined with arrangement #10 JMJ Financial, Inc.

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
JUNE 30, 2012

8. STOCKHOLDERS' EQUITY- (continued)

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

During the fiscal year ended June 30, 2012, the Company reduced the note payable and debt discount by $91,000 in proportion with the amount funded to the total original funding commitment and amortization of debt discount amounted to $3,674 reducing the balance to $5,326.

As of June 30, 2012, this convertible note has $109,000 outstanding, which when combined with arrangements #8 and #9 totaled $802,060, which the company entered into an amended agreement on June 1, 2012 whereby the Company agreed to make payments of principle and interest of $37,018 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. Also as of June 30, 2012 the derivative value of the embedded conversion feature of this arrangement when combined with arrangements #8 and #9 totaled $0; which when compared to the combine value of $1,567,512 created a non-cash credit to earnings of $1,567,512 in fiscal 2012. As of June 30, 2012 the combined arrangements with JMJ in this note would be convertible into 200,515,000 at the conversion floor price of $.004; and only so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement.

Arrangement #11 (J. Fife)

On March 5, 2010, the Company entered into an new financing agreement with J. Fife that consist of a convertible note issued by the Company in the principal amount of $550,000 bearing interest at 7.5% per annum in which the Company received $495,000 cash up front. The Convertible Note has a maturity date of one year from the date of issuance. In addition, the Company had committed to issue in the future 2 additional promissory notes each in the principal amount of $275,000 each with an interest rate of 7.5% each upon the receipt of $250,000 of cash funding in exchange for such notes. The issuance of each of such notes was expected to take place upon the full conversion of the holder of its previous note into common stock of the Company. As of June 30, 2011, the 2 additional promissory notes are expected to be cancelled as part of a new extension and forbearance agreement the Company is presently renegotiating with the holder. Conversion of each of the Convertible Notes into common stock of the Company is at the option of the holder at a price equal to the dollar amount of the note being converted divided by 75% of the three lowest volume weighted average prices during the 20 day trading period immediately preceding the date of conversion.

On October 22, 2010, the Company entered into a Forbearance Agreement with this convertible note holder in which the lender agreed not to convert any additional amounts under the convertible notes until January 15, 2011 in exchange for increasing the original principal amount of those notes by 10% from $550,000 to $605,000 resulting in a charge of $55,000 for debt extension fees corresponding with the addition to the note principal. At the time of the October 22, 2010 transaction, the embedded conversion feature of this security for this incremental liability and loan discount was calculated to be $20,005. On June 30, 2011, given the changes in the Company’s stock price during the 20 day look-back period for June 30, 2011, this estimated liability decreased to $15,556; a decrease for the period from October 22, 2010 through June 30, 2011 of $4,449, creating a non-cash credit to earnings for the period ended June 30, 2011 of that amount. During the same period ended June 30, 2011, amortization of debt discount amounted to $20,005 reducing the balance to $0. Also, as of June 30, 2011, $30,000 of additional interest was accrued and $28,000 intervention fees were added to principle on the original note. This note, which was originally scheduled to mature on March 4, 2011, was extended to June 30, 2012 on September 13, 2011. These increases in the convertible note will also be convertible into common stock of the Company at the option of the holder at a price equal to the dollar amount of the note being converted divided by 75% of the three lowest volume weighted average prices during the 20 day trading period immediately preceding the date of conversion.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

8. STOCKHOLDERS' EQUITY- (continued)

At the time of the transaction (March 5, 2010) the derivative value of this security was calculated to be $193,767 and the debt discount was valued at $243,767. As of June 30, 2011 and 2012 this liability was estimated to be $78,059 and $0, respectively, creating a non-cash credit to earnings of $78,059 in fiscal 2012. During the year ended June 30, 2011 the holder converted $398,245 of principal into 65,280,866 shares of common stock and amortization of debt discount amounted to $ 227,621, reducing the balance of the debt discount to $ 0. During the year ended June 30, 2012 the holder converted the remaining principal of $234,755, contractual charges of $74,848 and accrued interest of $77,895 into 161,041,617 shares of common stock and $0 remains outstanding at June 30, 2012.

Arrangement #12 (St. George Investments)

On September 13, 2011, the Company issued a second Convertible Note to John Fife founder and president of St. George Investments, in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933. The initial principal amount of the first funded tranche of the Convertible Note was $357,500 and the Company received cash proceeds of $300,000. A second tranche of the Convertible Note in the amount of $200,000 cash is funded upon the filing by the Company of a Registration Statement on Form S-1 with the Securities and Exchange Commission providing for the registration of 185,400,000 shares of common stock that may be converted into from time to time by the holder of the Convertible Note.

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $137,481 and the loan discount totaled 194,981 for the initial tranche and the embedded conversion feature of this security and the warrant for a second tranche of the Convertible Note was calculated to be $46,379. On June 30, 2012, given the changes in the Company’s stock price during the 20 day look-back period for June 30, 2012 and conversions during the period this estimated liability had increased from $183,860 to $771,079, an increase this period of $587,219, creating a non-cash charge to earnings for the twelve months ended June 30, 2012 of that amount. During the twelve month period ended June 30, 2012 amortization of debt discount amounted to $185,456 reducing the combined balance to $55,903.

The company entered into an amended agreement on June 1, 2012,when principle of $557,500 accrued interest of $66,338 and $95,611 of contractual charges totaled $719,449; with this noteholder whereby the Company agreed to make payments of principle and interest of $33,238 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. As of June 30, 2012 this note would be convertible into 1,646,801,902 shares of common stock at the original terms; and only so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement.

Arrangement#13- (Asher Enterprises, Inc. #I)

On November 17, 2011 the Company issued to Asher Enterprises, Inc. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $53,000 in gross proceeds, net of $3,000 closing fees. The instrument is in the principal amount of $53,000 and matures on November 17, 2012. Interest only is payable at the rate of 8% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weighted average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $47,970 and the loan discount totaled the same. This Convertible Note has been converted, in full, into 162,749,128 shares of common stock.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

8. STOCKHOLDERS' EQUITY- (continued)

Arrangement#14- (Asher Enterprises, Inc. #II)

On January 5, 2012, the Company issued to Asher Enterprises, Inc. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $35,000 in gross proceeds, net of $2,500 closing fees. The instrument is in the principal amount of $35,000 and matures on January 5, 2013. Interest only is payable at the rate of 8% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $26,681 and the loan discount totaled the same. On June 30, 2012, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had increased to $61,627, an increase this period of $34,946 creating a non-cash charge to earnings of that amount. During the twelve month period ended June 30, 2012 amortization of debt discount amounted to $17,014 reducing the balance to $17,014. Based upon the price of the Company’s common stock on June 30, 2012, this note is convertible into approximately 107,361,963 shares of common stock. On July 11, 2012, the Company prepaid this Convertible Note in full, in cash (See Subsequent Events).

Arrangement#15- (Asher Enterprises, Inc. #III)

On May 5, 2012 the Company issued to Asher Enterprises, Inc. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $37,500 in gross proceeds, net of $2,500 closing fees. The instrument is in the principal amount of $33,000 and matures on January 5, 2013. Interest only is payable at the rate of 8% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $18,137 and the loan discount totaled the same. On June 30, 2012, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had increased to $66,029, an increase this period of $47,892 creating a non-cash charge to earnings of that amount. During the twelve month period ended June 30, 2012 amortization of debt discount amounted to $3,601 reducing the balance to $14,536. Based upon the price of the Company’s common stock on June 30, 2012, this note is convertible into approximately 115,030,675 shares of common stock.

Arrangement#16- (Jay Wright)

On August 11, 2011 the Company issued to Jay Wright a Convertible Note plus a Warrant in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $25,000 in gross proceeds. The instrument is in the principal amount of $25,000 and matured on February 11, 2011. The Convertible Note is currently past maturity and the Company and the holder are in negotiations with respect to a final repayment arrangement either by conversions into the Company’s common stock or cash or a combination of both.Interest only is payable at the rate of 1% per month by the Company to the holder until maturity. The Convertible Note may be converted into common stock of the Company at $.0068 per share, provided, however, such price may be adjusted downward if the Company issues any common stock below such price. The Warrant gives the holder the right for a period of 5 years to purchase up to 3,676,471 shares of the Company’s common stock also at $.0068 per share subject also to a downward adjustment to provide anti-dilution protection.

All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $4,660 and the debt discount totaled the same.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

8. STOCKHOLDERS' EQUITY- (continued)

During the year ended June 30, 2012 this note was converted in full together with accrued interest of $1,900 for 18,000,000 shares of common stock. During the year ended June 30, 2012 amortization of debt discount amounted to $4,660 reducing the balance to $0.

The following table summarizes notes payable under convertible debt and debenture agreements as of June 30, 2011 and June 30, 2012:

	6/ 30/ 2011	6/30/2012
	Amount	Amount
Arrangement #5- LaJolla Cove Investors, Inc.	$10,000	$-
Arrangement #8 - JMJ Financial, Inc	$705,750	$-
Arrangement #9 - JMJ Financial, Inc	$400,000	$-
Arrangement #10 - JMJ Financial, Inc	$200,000	$802,060
Arrangement #11 - J. Fife	$234,755	$-
Arrangement #12 - St. George Investments	$-	$720,157
Arrangement #13 - Asher Enterprises, Inc. # I	$-	$-
Arrangement #14 -Asher Enterprises, Inc. # II	$-	$35,000
Arrangement #15 - Asher Enterprises, Inc. # III	$-	$37,500
total notes payable	$1,550,505)	$1,594,717
less: unamortized debt discount	$(300,000)	$(128,793)
Convertible debentures, net of discount	$1,250,505	$1,465,924

Convertible Notes payable-short term portion	$-	$522,980

Convertible Notes payable-long term portion	$1,250,505	$942,944

As of June 30, 2012 maturities of notes payable under convertible debt and debenture agreements are as follows:

FYE 6-30-13	$522,980
FYE 6-30-14	$791,713
FYE 6-30-15	$280,025
total notes payable	$1,594,717
less: unamortized debt discount	$(128,793)
Convertible debentures, net of discount	$1,465,924

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

8. STOCKHOLDERS' EQUITY- (continued)

During the fiscal year ending June 30, 2012, the following transactions impacted stockholders’ equity

Private Placements

During the fiscal year ended June 30, 2012, the Company received $127,000 of net proceeds from the issuance of 170,000,000 shares of common stock in private placements with accredited investors. The aggregate cost of such placements was $13,000.

Stock Based Compensation

The Company issued awards of 1,035,000,000 shares of common stock to Officers, Directors or Employees during the fiscal year ended June 30, 2012 valued at $6,520,500. Directors revised the exercise price of options to purchase up to 98,000,000 shares of common stock previously granted to officers in September, 2008 (originally exercisable for 5 years with an exercise price of 5 cents per share). The exercise price of options to purchase up to 98,000,000 shares was revised to $.0040; the incremental cost of $339,700 was recorded as deferred compensation which will be amortized to expense through September 18, 2013.

Conversion of debt securities

During the fiscal year ended June 30, 2012, $1,814,368 of debt was converted into 716,962,140 shares of common stock to holders of Convertible Notes.

Reparations

The Company did not issue any shares to investors for reparations.

During the fiscal year ending June 30, 2011, the following transactions impacted stockholders’ equity

Private Placements

During the fiscal year ended June 30, 2011, the Company received $ 265,500 of net proceeds from the issuance of 67,500,000 shares of common stock in private placements with accredited investors that included $50,000 of stock subscriptions that were collected on July 6, 2011. The aggregate cost of such placements was $ 29,500.

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
JUNE 30, 2012

8. STOCKHOLDERS' EQUITY- (continued)

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

As of June 30, 2012, the Company has received $145,428 of proceeds under the Equity Line relating to the resale of 89,587,447 shares of the Company’s common stock, net of $13,500 transaction fees. The amount of proceeds to be received under the Equity Line will depend upon the stock price of the Company at the various points in time it exercises the Put Option. (SEE NOTE 13-Subsequent events)

BENEFICIAL CONVERSION FEATURE

In April 2009, the Board of Directors authorized the right for the officers to convert into shares of the Company's common stock officers' loans discussed in Note 9, plus accrued interest thereon, at any time for the next five years providing such shares are issued, outstanding and available, at a conversion price of $.0075. This conversion price was amended in August 2011 to $.0040.

The officers' notes plus accrued interest are convertible into approximately 297,387,906 shares of the Company's common stock based upon the conversion terms at June 30, 2012.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

8. STOCKHOLDERS' EQUITY- (continued)

The liability was recorded at the fair market value, such estimated value, as restated, was based upon the contractual life of the free standing warrants, using the Black Sholes pricing model, based on the following weighted average assumptions: annual expected return of 0%, an average life of 5 years, annual volatility of 81% and a risk-free interest rate 2.25%. At the issuance date of the free standing warrants, which warrants were issued during the fourth quarter of fiscal June 30, 2008, the estimated value approximated $1,006,200 and, as recalculated on the quarterly measurement dates, at June 30, 2008 the estimated value approximated $433,300. During the fiscal year ended 2009, the estimated value was determined to no longer be material. The net change in the contingent liability was credited to the change in derivative value in the Consolidated Statement of Operations for each of the fiscal years ended June 30, 2008 and 2009 for $572,900 and $433,300, respectively, in accordance FASB Standards Codification Topic 815 (previously known as EITF 00-19).

Subsequent to September 30, 2009, the Company has not entered into, and presently the Company does not have, any have contracts for warrants or other equity instruments subject to reclassification to liabilities as prescribed by FASB Standards Codification Topic 815 (previously known EITF 00-19).

STOCK INCENTIVE PLANS

A summary of the stock option activity for the years ended June 30, 2011 and 2012 pursuant to the terms of both plans, which include incentive stock options and non-qualified stock options, is set forth on the below:

	Number of	Weighed
	Options	Average
		Exercise
		Price
Outstanding at June 30, 2009	145,293,000	$0.11
Granted	0
Exercised	0
Cancelled/Expired	(7,775,000)	(0.25)

Outstanding at June 30, 2010	137,518,000	$.087

Granted	0
Exercised	0
Cancelled/Expired	(23,798,000)	(.21)
Outstanding at June 30, 2011	113,720,000	$.063

Granted	0
Exercised	0
Cancelled/Expired	(8,960,000)	(.21)
Outstanding at June 30, 2012	104,760,000	$.0071

The fair value of options granted in fiscal year ended June 30, 2009 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, an average life of 5 years, annual volatility of 80.3%  and a risk-free interest rate of 3.0%  in the year 2009.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

The following summarizes information about stock options outstanding at June 30, 2012:

RANGE OF EXERCISE PRICE	NUMBER	WEIGHTED	WEIGHTED	NUMBER	WEIGHTED
	OUTSTANDING	AVERAGE	AVERAGE	EXERCISABLE	AVERAGE
		REMAINING	EXERCISE		EXERCISE
		CONTRACTUAL	PRICE		PRICE
		LIFE
$.00-$.004	98,000,000	1.2	$0.004	98,000,000	$0.004
$.005-$.25	6,760,000	0.7	$0.052	6,760,000	$0.052
Totals				104,760,000	$0.0071

During the fiscal year ended June 30, 2012, the Company issued 3,676,471 warrants and warrants for 8,376,669 shares of common stock expired. During the fiscal year ended June 30, 2011, the Company issued no warrants and warrants for 83,711,665 shares of common stock expired. During the fiscal year ended June 30, 2010, the Company issued no warrants, and warrants covering 40,953,943 shares of common stock expired. As of June 30, 2012, 2011 and 2010, warrants covering 16,780,639, 21,480,837 and 105,192,502 shares respectively remained outstanding with a weighted average exercise price of $0.107, $0.063 and $0.21, respectively.

The following summarizes information about warrants outstanding at June 30, 2012:

	NUMBER	WEIGHTED	WEIGHTED	NUMBER	WEIGHTED
RANGE OF EXERCISE PRICE	OUTSTANDING	AVERAGE	AVERAGE	EXERCISABLE	AVERAGE
		REMAINING	EXERCISE		EXERCISE
		CONTRACTUAL	PRICE		PRICE
		LIFE
$.00-$.04	3,676,471	4.2	$0.01	3,676,471	$0.01
$.05-$.15	13,104,168	0.8	$0.135	13,104,168	$0.135
Total				16,780,639	$0.107

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

9. RELATED PARTY TRANSACTIONS

Mr. Durando, the President and CEO of mPhase, together with Mr. Ergul own a controlling interest and are officers of Janifast Limited. Mr. Durando and Mr. Dotoli are officers of Microphase Corporation. Mr. Ergul, retired as the chairman of the board of mPhase in Nov 2007, owns a controlling interest and is a director of Microphase Corporation.

During the years ended June 30, 2011 and 2012, Mr. Biderman charged finders’ fees of $24,500 and $13,000.

As of June 30, 2011and 2012, outstanding bridge loans from Mr. Smiley, including accrued interest thereon, amounted to $191,755and $301,800. All of the promissory notes are payable on demand.

As of June 30, 2011and 2012, unpaid compensation owing to Mr. Durando and Mr. Dotoli, plus accrued interest thereon at 12% per annum, equaled $415,164 and $268,204 and $515,345 and $372,407, respectively.

In April 2009, the Board of Directors authorized the right for the officers to convert such loans plus accrued interest thereon at any time for the next five years into common shares provided such shares are issued, outstanding and available, at a conversion price of $.0075, and in August, 2011, the conversion price was amended to $.0040, which prices are comparable to that of private placements during those periods.

The Company recorded beneficial conversion interest expense of $914,060, $82,609, $0 and $2,230 during the years ended June 30, 2009, 2010, 2011and 2012, respectively, on the conversion feature based upon principal at the commitment date and accrued interest through June 30 of 2009, 2010, 2011and 2012, respectively.

The officers' notes plus accrued interest are convertible into approximately 297,387,906 shares of the Company's common stock based upon the conversion terms at June 30, 2012.

MICROPHASE

The Company leases office space from Microphase at both its Norwalk and Little Falls location. Current rental expense is $3,630 and $2,281 per month at Norwalk and Little Falls respectively. In addition, Microphase provides certain research and development services and shares administrative personnel from time to time.

During the years ended June 30, 2011and 2012, Microphase Corporation charged the Company $36,000 and $43,560 for rent and $9,356 and $7,225 for administrative expenses.

Equity Conversions of Debt and Other Financial Instruments with Related Parties

During the fiscal years ended June 30, 2011 and June 30, 2012, there were no equity conversions of debt or other financial instruments with related parties.

mPHASE TECHNOLOGIES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

9. RELATED PARTY TRANSACTIONS - (continued)

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Twelve Months Ended June 30, 2012

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$110,000	$107,333	$106,667			$324,000
Interest	$54,681	$36,103	$26,744			$117,528
Rent					$43,560	$43,560
G&A					$7,225	$7,225
R&D						$0
Finders Fees				$18,000		$18,000
Stock based compensation (shares issued)	$2,488,500	$1,858,500	$1,858,500	$252,000	$63,000	$6,520,500
Stock based compensation (options issued)	$173,316	$103,990	$62,394			$339,700
Total compensation for the Twelve Months Ended June 30, 2012	$2,826,497	$2,105,926	$2,054,305	$270,000	$113,785	$7,370,513

Summary of compensation to related parties for the Twelve Months Ended June 30, 2011

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$160,000	$144,000	$140,000			$444,000
Interest	$33,728	$18,610	$16,569			$68,907
Rent					$36,000	$36,000
G&A					$9,356	$9,356
R&D						$0
Finders Fees				$24,500		$24,500
Total compensation	$193,728	$162,610	$156,569	$24,500	$45,356	$582,763

				Total Notes
Summary of payables to related parties as of June 30, 2012	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$456,573	$333,663	$273,177	$1,063,413			$1,063,413
Accrued Wages Officers	$29,167	$29,167	$10,417				$68,751
Due to Officers / Affiliates					$150,000	$53,128	$203,128
Interest Payable	$58,771	$38,745	$28,623	$126,139			$126,139

Total Payable to Officers / Affiliates as of June 30, 2012	$544,511	$401,575	$312,217	$1,189,552	$150,000	$53,128	$1,461,431

				Total Notes
Summary of payables to related parties as of June 30, 2011	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$263,479	$148,306	$111,030	$522,815			$522,815
Due to Officers / Affiliates					$150,000	$27,242	$177,242
Interest Payable	$151,685	$120,498	$80,725	$352,909			$352,909
Total Payable to Officers / Affiliates	$415,164	$268,804	$191,755	$875,724	$150,000	$27,242	$1,052,966

mPHASE TECHNOLOGIES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 10 - INCOME TAXES

The accompanying consolidated balance sheet includes the following components of deferred taxes under the liability method:

	2011	2012
Deferred Tax Assets
Net operating loss carry forward	$44,185,925	$43,045,200
	44,185,925	43,045,200
Net Deferred Tax Asset	44,185,925	43,045,200
Valuation allowance	(44,185,925)	(43,045,200)
	$-	$-

The valuation allowance at June 30, 2010 was $40,787,080.

At June 30, 2012, the Company has federal net operating loss carry forwards of approximately $108.7 million and $107.8 million to offset future federal and state income taxes, respectively, which expire at various times from 2016 through 2030. The federal net operating loss carry forwards may be subject to the separate return loss limitation rules and IRC section 382 limitations due to changes in ownership. The Company has assessed the evidence of its forecasted future operations against the potential likelihood of the realization of the deferred tax assets to make the determination that the Company will not utilize these carry forwards and has recorded a valuation allowance against the net deferred tax asset.

The Company had net losses of $486,391 in 2011 and $8,786,952 in 2012. Deferred income taxes relate principally to the use of net operating loss carry forwards; these can differ from computations based upon book losses for the use for tax purposes of accelerated depreciation methods and the difference in the book and tax basis of certain stock based compensation.

The provision for income taxes from continuing operations differs from taxes that would result from applying Federal statutory rates because of the following:

	Year ended June 30,
	2011			2012
	Amount	Percent		Amount	Percent
Taxes at Federal Statutory Rate	$(148,373)	(34.0%	)	$(766,360)	(34.0%	)
State Taxes Net of Federal Tax	(24,438)	(5.60%	)	(126,224)	(5.60%	)
Valuation Allowance	172,811	39.60%		892,584	39.60%
	$-	-		$-	-

At June 30, 2011 and 2012, the Company had no material unrecognized tax benefits and no adjustments to liabilitions or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at June 30, 2011 and 2012.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

11. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company had a lease obligation for the rental of office space in Little Falls New Jersey until May 1, 2011. Thereafter, the monthly obligation was $2,271 through January, 2012, at which time the rent changed to $2,281 per month through January 2013. Presently there is no lease.

mPhase has entered into various agreements with Georgia Tech Research ("GTRC") and its affiliate, Georgia Tech Applied Research Corporation ("GTARC"), pursuant to which the Company receives technical assistance in developing the commercialization of its Digital Video and Data Delivery System. The amount incurred by the Company for GTRC technical assistance with respect to its research and development activities during the years ended 2010, 2011 and 2012 totaled $0, $0 and $0 respectively, and $13,539,952 from the period from inception through June 30, 2012, all of which is included in “discontinued operations”.

CONTINGENCIES

The Company has offered and sold convertible notes to JMJ Financial in the aggregate principal amount plus accrued interest of $10,270,400 through June 30, 2012. Such convertible notes provide cash funding to the Company of up to $9,500,600. Through June 30, 2012, approximately $6,472,000 of cash has been received by the Company, $5,936,150 of which has been converted by JMJ Financial into a substantial number of shares of common stock without registration under the Securities Act of 1933, as amended, or qualification under state securities laws. The Company believes that any sales of common stock by JMJ are in full compliance with Rule 144 of the Securities Act of 1933, as amended, and has obtained an opinion of outside counsel regarding such compliance.

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

The Securities Act of 1933, as amended, requires that any claim for rescission be brought within one year of the violation. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the date of the violation. At June 30, 2012, approximately 41,833,333 shares of our outstanding common stock issued in respect of our convertible note transactions with JMJ Financial could be subject to rescission with a potential liability approximating $319,400, including a liability of approximately $42,900 for interest at 10% per annum.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

12. FAIR VALUE MEASUREMENTS

Effective July 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, now known as FASB ASC 820 Fair Value Measurements and Disclosures (ASC 820), which provides a framework for measuring fair value under GAAP. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.

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

	Fair Value Measurements Using
	Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	June 30, 2011	June 30, 2012
Balance at July 1, 2010 and 2011	$5,966,149	$1,664,575
Increase (Decrease) in Derivative and associated liabilities	(1,911,669)	22,466
Debt discounts	(2,389,905)	(788,307)
Balance at June 30, 2011 and 2012	$1,664,575	$898,734

Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is input is unobservable. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.

13. SUBSEQUENT EVENTS

On July 11, 2012, the Company prepaid $53,888 in cash to Asher Enterprises, Inc. to redeem, in full, its Convertible Promissory Note in Asher Agreement II, funded on January 11, 2011 in the principal amount of 35,000, together with a prepayment fee of $17,500 and accrued interest thereon of $1,388.

Through July 24, 2012, the Company has completed transactions in a private placement of its common stock to 8 accredited investors pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The Company received net proceeds of $155,500, made available for working capital, and paid placement fees of $6,500 in connection with the issuance of 405,000,000 shares of its common stock. The Company is continuing such Private Placement until early October of 2012 with the goal of raising up to $150,000 additional gross proceeds to be used as working capital in exchange for approximately 375,000,000 shares of its common stock with accredited investors.

On August 15, 2012, the Company put 20,000,000 shares to Dutchess Capital under the terms of its Investment Agreement covering the Company’s Equity Line of Credit. Through August 31, 2012 Dutchess has resold approximately 5,500,000 shares that are anticipated to generate approximately $4,000 of working capital to the Company.

SIGNATURES

            Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: September 24, 2012

By: /s/ RONALD A. DURANDO
Ronald A. Durando
President, CEO

            Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons