Form 10-Q
period 2012-09-30
MPHASE TECHNOLOGIES INC
filed 2012-11-14
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED September 30, 2012

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
YES [X]     NO [   ]

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF November 14, 2012 IS 4,307,622,165 SHARES, ALL OF ONE CLASS OF $.001 PAR VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION
Item 1	Consolidated Balance Sheets June 30, 2012 (Audited) and September 30, 2012 (Unaudited)	3
	Unaudited Consolidated Statements of Operations-Three Months Ended September 30, 2011 and 2012 and from October 2, 1996 (Date of Inception) to September 30, 2012	4

	Unaudited Consolidated Statement of Changes in Shareholders’ Equity (Deficit) Three Months Ended September 30, 2012	5
	Unaudited Consolidated Statements of Cash Flow-Three Months Ended September 30, 2011 and 2012 and from October 2, 1996 (Date of Inception) to September 30, 2012	6
	Notes to Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4	Controls and Procedures	30
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	37
Item 4.	(Removed and Reserved)	37
Item 5.	Other Information	37
Item 6	Exhibits and Reports on Form 8-K	37
Signature Page		38

mPHASETECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	September 30,
	2012	2012
		(unaudited)
ASSETS
CURRENT ASSETS
Cash	$39,913	$4,802
Inventory	86,494	73,247
Prepaid and other current assets	26,653	23,042
TOTAL CURRENT ASSETS	$153,060	$101,091

Property and equipment, net	33,141	29,148

TOTAL ASSETS	$186,201	$130,239

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$826,379	$851,811
Accrued expenses	91,591	106,640
Due to related parties	203,128	210,527
Accrued Wages Officers	68,751	98,750
Notes payable, related parties	1,189,552	1,219,970
Short term notes	65,000	65,000
Accounts Payable and Accrued Expenses-Discontinued
Activities	863,594	863,594
Current Portion, Long term convertible debentures	522,980	714,564
Current Portion, Long term debt	12,864	13,234
TOTAL CURRENT LIABILITIES	$3,843,839	$4,142,090

Long term portion Equipment loan	3,451	-

OTHER OBLIGATIONS CONVERTIBLE TO EQUITY- (Note 3 )
Convertible debt derivative liability	898,734	127,493
Long term portion of Convertible debentures, net of discount of $128,793 and $36,255 on June 30, 2012 and September 30, 2012, respectively	942,944	808,898

COMMITMENTS AND CONTINGENCIES -(Note 4)

STOCKHOLDERS' DEFICIT

Common stock, par value $.001, 6,000,000,000 shares authorized, 3,666,051,851 and 4,232,622,165 shares issued and outstanding at June 30, 2012 and September 30, 2012, respectively	3,666,051	4,232,621
Additional paid in capital	194,468,219	194,120,649
Deferred Compensation	(198,157)	(155,694)
Deficit accumulated during development stage	(203,430,907)	(203,137,845)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	$(5,502,767)	$(4,948,242)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$186,201	$130,239

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations

			2-Oct-96
	For the Three Months Ended		(Date of
			Inception)
	September 30,	September 30,	To September 30,
	2011	2012	2012
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$0	$2,154	$747,295

COSTS AND EXPENSES

Cost of Sales	571	13,279	143,763

Research and Development (including non-cash stock related charges of $0, $0 and $205,733 for the three months ended September 30, 2011 & 2012 and inception to date respectively)	41,403	993	12,311,929

General and Administrative (including non-cash stock related charges of $6,538,345, $42,463 and $19,501,094 for the three month ended September 30, 2011 & 2012 and inception to date respectively)	6,888,462	283,080	35,434,321

Depreciation and Amortization	3,681	3,000	595,827

TOTAL COSTS AND EXPENSES	6,934,117	300,352	48,485,840

OPERATING LOSS	$(6,934,117)	$(298,198)	$(47,738,545)

OTHER INCOME (EXPENSE)
Interest (Expense)	(70,690)	(69,943)	(3,041,035)
Net Reparation, Impairment and Other Income (Expense)	1,131	0	(6,709,781)
Net Charges related to Convertible Debt	824,454	661,203	(1,109,453)

TOTAL OTHER INCOME (EXPENSE)	$754,895	$591,260	$(10,860,269)

Income (Loss) From Continuing Operations, before Income Taxes	$(6,179,222)	$293,062	$(58,598,814)

Income (Loss) From Discontinued Operations, Net of Income Taxes of $0 in 2011 and 2012, offset by benefit from tax loss carryforwards of $0 in 2011 and 2012 (including non-cash stock related charges of $0, $0 and $ 57,515,718 for the three months ended September 30, 2011 & 2012 and inception to date respectively)	-	-	(144,539,031)

Income Taxes

Net Income (Loss)	$(6,179,222)	$293,062	$(203,137,845)

Basic Net income (loss) per share from:
Continuing Operations	$(0.00)	$0.00
Discontinued Operations	$(0.00)	$-

Diluted Net income (loss) per share from:
Continuing Operations	N/A	$0.00
Discontinued Operations	N/A	$-

Weighted Average Number of Shares Outstanding;
Basic	2,053,984,273	4,030,772,724
Diluted	N/A	6,000,000,000

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012
(UNAUDITED)

	Common Stock
				Additional Paid			Shareholders'
		$.001 Par	Treasury	in	Deferred	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Compensation	Deficit	Equity

Balance June 30, 2012	3,666,051,851	3,666,051	(7,973)	194,468,219	$(198,157)	$(203,430,907)	$(5,502,767)

Issuance of Common Stock to accredited investors in private placement, net of $9,500 fees	561,250,000	561,250	-	(346,250)	-	-	215,000

Amortization of deferred stock compensation	-	-	-	-	42,463	-	42,463
Common Stock issued to cover the exercise of Put advances under Equity Line of Credit, net of $1,852 transacion fees	5,320,314	5,320	-	(1,320)	-	-	4,000

Net Income for the Three Months Ended September 30, 2012	-	-	-	-	-	293,062	293,062
Balance September 30, 2012	4,232,622,165	4,232,621	(7,973)	194,120,649	(155,694)	(203,137,845)	(4,948,242)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended		(Date of Inception)
	September 30	September 30	To September 30
	2011	2012	2012
Cash Flow From Operating Activities:
Net Income (Loss) From Continuing Operations	$(6,179,222)	$293,062	$(58,598,814)
Net Income (Loss) From Discontinued Operations	-	-	$(144,539,031)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,176	3,993	$7,482,750
(Gain) loss on debt extinguishments	-	-	$(1,350,301)
Non-cash charges relating to issuance of common stock, common stock options and warrants	6,520,500	-	$77,023,989
Reparation charges	-	-	$8,264,264
Derivative Value and Debt Discount charges	(824,454)	(678,703)	$1,725,104
Write off of Granita Inventory/ Sovereign Investment	-	-	$615,910
Other non cash charges including amortization of deferred compensation and beneficial conversion interest expense	17,845	42,463	$2,900,598
Changes in assets and liabilities:
Accounts receivable	-	-	$427,876
Inventories	1,230	13,247	$(583,718)
Prepaid expenses and Other current assets	(1,214)	3,611	$58,019
Other	-	-	$894,035
Accounts payable, Accrued expenses, Deferred revenue	84,381	68,612	$9,520,231
Due to/from related parties
Microphase / Janifast//Lintel	4,191	5,399	$5,519,586
Officers and Other	-	30,000	$1,816,497
Net Cash used in operating activities	$(372,567)	$(218,316)	$(88,823,004)

Cash Flow from Investing Activities:
Payments related to patents and licensing rights	-	-	$(450,780)
Purchase of fixed assets	(7,129)	-	$(3,315,622)
Investment in Sovereign	-	-	$(110,000)
Net Cash used in investing activities	$(7,129)	$-	$(3,876,402)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock, exercises of warrants, net of finders fees	122,000	219,000	$83,680,807
Payment of short term notes & equipment loans	(2,751)	(3,081)	$(1,313,366)
Advances from Microphase	-	-	$347,840
Issuance of Convertible Debentures	325,000	-	$1,411,500
Cash repayment of Convertible Debentures	-	(35,000)	$(35,000)
Net Proceeds (Repayment) from notes payable related parties	21,000	2,286	$(241,073)
Proceeds from the collection of Notes Receivable under securities purchase agreements	-	-	$8,339,500
Sale of minority interest in Granita subsidiary	-	-	$514,000
Net cash provided by financing activities	$465,249	$183,205	$92,704,208

Net increase (decrease) in cash	$85,553	$(35,111)	$4,802

CASH AND CASH EQUIVALENTS, beginning of period	1,744	39,913	-
CASH AND CASH EQUIVALENTS, end of period	$87,297	$4,802	$4,802

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ending September 30, 2012 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2012.

Through September 30, 2012, the Company had incurred cumulative (a) development stage losses totaling $203,137,845, (b) shareholders’ deficit of $4,948,242 and (c) negative cash flow from operations equal to $88,823,004. At September 30, 2012, the Company had $4,802 of cash and $0 of trade receivables to fund short-term working capital requirements. In addition, the Company relies on the continuation of funding under certain convertible securities agreements (See Note 3). The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

INVENTORY

The Company uses the First In First Out method (FIFO) to account for inventory which is carried at cost. As of June 30, 2012, inventory consisted primarily of Emergency Flashlights and their component parts and was valued at $86,494, net of a $12,810 reserve. As of September 30, 2012, (unaudited) inventory consisted primarily of Emergency Flashlights and was valued at $73,247, net of a $23,935 reserve. Appropriate reserves have been taken to assure that the cost of such inventory does not exceed the expected resale value of each configuration of the component parts as specified for the current and pending higher end models of the Emergency Flashlight line.

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

INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had warrants to purchase 16,780,689 shares of its common stock and options to purchase 104,760,000 shares of its common stock outstanding at September 30, 2012, as well as convertible debentures and convertible notes plus accrued interest thereon held by officers of the Company convertible into approximately 1,044,666,287 and 304,992,593 shares of the Company’s common stock based upon the conversion terms at September 30, 2012. The convertible notes plus accrued interest thereon held by officers of the Company are convertible only when such shares are available. In periods reporting a loss the inclusion of warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share and have been omitted in such computation.

2.      SUPPLEMENTAL CASH FLOW INFORMATION

	For the three months ended
	September 30,
	2011	2012
Interest Accrued Unpaid	$38,413	$61,448

Non Cash Investing and Financing Activities:

Conversion of Convertible Debt and Accrued Interest	$112,206	$0
Beneficial Conversion of Officers’ Notes	$2,320	$0

3.      EQUITY TRANSACTIONS AND CONVERTIBLE DEBT

mPhase initially authorized capital of 50,000,000 shares of common stock with no par value. On February 23, 2000, the Board of Directors proposed, and on May 22, 2000 the shareholders approved, an increase in the authorized capital to 150,000,000 shares of common stock. On June 15, 2004, a Special Meeting of Shareholders of the Company approved a proposal by the Company to amend the Company’s Certificate of Incorporation under New Jersey law to increase the authorized shares of common stock from 150 million to 250 million shares and change the par value of all shares of common stock from no par to $0.01 par stock and in December 2011 the par value was changed to $.001.

Effective June 2005, June 2006, and June 2008, the Company received authorization to increase the number of authorized shares to 500 million, 900 million and 2 billion, respectively. On April 25, 2009, July 15, 2010, and again on November 1, 2010, the Board of Directors approved motions to further increase, subject to shareholder approval, the authorized shares of common stock to 3 billion shares, 4 billion shares and 6 billion shares, respectively. The latest increase in the number of authorized shares of common stock to 6 billion was approved at a Special Meeting of Shareholders of the Company held on June 29, 2011, so that as of September 30, 2012 the Company has 6 billion authorized shares of common stock.

Private Placements

During the three months ended September 30, 2011, the Company issued 20 million shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $80,000 and paying finder’s fees in the amount of $8,000. The proceeds were used by the Company as working capital.

During the three months ended September 30, 2012, the Company issued 561,250,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $224,500 and paying finder’s fees in the amount of $9,500. The proceeds were used by the Company as working capital.

Stock Based Compensation

During the three months ended September 30, 2011, the Company issued 1,035,000,000 shares of common stock to officers and directors, valued at $ 6,520,500, the entire amount of which is included general and administrative expenses in the Consolidated Statements of Operations for that period.

Also during the three months ended September 30, 2011, the Company did not issue any shares of its common stock to consultants and the Board of Directors revised the exercise price of options to purchase up to 98,000,000 shares of common stock previously granted to officers in September, 2008 (originally exercisable for 5 years with an exercise price of 5 cents per share). The exercise price of options to purchase up to 98,000,000 shares was revised to $.0040; the incremental cost of $339,700 was recorded as deferred compensation which will be amortized to expense through September 18, 2013.

During the three months ended September 30, 2012, the Company did not issue any stock-based compensation, warrants or options to officers or employees.

Conversion of Debt Securities

During the three months ended September 30, 2011, $112,206 of convertible debt and accrued interest thereon was converted into 26,748,476 shares of common stock.

During the three months ended September 30, 2012, no conversions were made of convertible debt and accrued interest thereon into shares of common stock.

Long Term Convertible Debentures  / Debt Discount

The Company had 6 separate convertible debt arrangements with independent investors active during the quarter ended September 30, 2012, which are the result of the disposition of the following 10 arrangements.

During the three months ended September 30, 2012, no conversions were made of convertible debt and accrued interest thereon into shares of common stock.

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

On March 16, 2011, the holder and the Company entered into a termination agreement whereby $1,800,000 of the principal of both the note receivable and the convertible debenture, plus $90,291 in accrued interest receivable and $84,175 in accrued interest payable, was cancelled. Additionally, in connection with the termination, the Company paid the holder $17,000 and assigned to a consultant engaged by the Company the unconverted portion of the convertible debenture in the amount of $10,000, which had been fully funded in cash and which was converted in full together with accrued interest of $500 for 2,560,976 shares of common stock during the quarter ended September 30, 2011 and as of September 30, 2012, this convertible note had been satisfied in full.

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

To date the Company has received a total of $639,500 in cash and has issued 322,187,500 shares of common stock to the holder upon conversions of $325,440 of principle and $994,766 of conversion fees. The remaining $604,600 of cash which was to be received from the holder plus accrued and unpaid interest was convertible into shares of common stock at the option of the holder. Upon receipt, in full, of cash by the Company equaling the purchase price of the convertible note plus interest or any portion thereof payable through maturity, the holder may convert such portion of the total amount of interest funded that would accrue to maturity into additional shares of common stock. Based upon the price of the Company’s common stock on June 30, 2011 of $.0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 222,142,857 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated. At June 1, this note was combined with arrangement #4 JMJ Financial, Inc.

During the year ended June 30, 2011 the holder converted $33,750 of principal into 10,000,000 shares of common stock and amortization of debt discount amounted to $412,332, reducing the debt discount balance to $100,000.

During the year ended June 30, 2012, the Company reduced the note payable and debt discount by $42,000 in proportion with the amount funded to the total original funding commitment and amortization of debt discount amounted to $27,067 reducing the balance to $30,933. Also during the year ended June 30, 2012, the Company had incurred $994,766 of conversion fees which together with $291,690 of principle was converted into 322,187,500 shares of common stock. At June 30, 2012 this convertible note had $372,060 outstanding which was combined with arrangement #4 JMJ Financial, Inc.

Arrangement #3 (JMJ Financial, Inc.)

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

During the fiscal year ended June 30, 2012, the Company reduced the note payable and debt discount by $79,000 in proportion with the amount funded to the total original funding commitment and amortization of debt discount amounted to $8,573 reducing the balance to $12,427. As of June 30, 2012, this convertible note has $321,000 outstanding which was combined with arrangement #4 JMJ Financial, Inc.

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

As of June 30, 2012, this convertible note has $109,000 outstanding, which when combined with arrangements #8 and #9 totaled $802,060, which the company entered into an amended agreement on June 1, 2012 whereby the Company agreed to make payments of principle and interest of $37,018 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. Also as of June 30, 2012 the derivative value of the embedded conversion feature of this arrangement when combined with arrangements #2 and #3 totaled $0; which when compared to the combine value of $1,567,512 created a non-cash credit to earnings of $1,567,512 in fiscal 2012. As of June 30, 2012 and September 30, 2012 the combined arrangements with JMJ in this note would be convertible into 200,515,000 at the conversion floor price of $.004; and only so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement. The Company has not made any payments of the $37,018 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance (see note 4).

Arrangement #5 (John Fife)

On March 5, 2010, the Company entered into an new financing agreement with J. Fife that consist of a convertible note issued by the Company in the principal amount of $550,000 bearing interest at 7.5% per annum in which the Company received $495,000 cash up front. The Convertible Note had a maturity date of one year from the date of issuance. In addition, the Company had committed to issue in the future 2 additional promissory notes each in the principal amount of $275,000 each with an interest rate of 7.5% each upon the receipt of $250,000 of cash funding in exchange for such notes. The issuance of each of such notes was expected to take place upon the full conversion of the holder of its previous note into common stock of the Company. Conversion of each of the Convertible Notes into common stock of the Company is at the option of the holder at a price equal to the dollar amount of the note being converted divided by 75% of the three lowest volume weighted average prices during the 20 day trading period immediately preceding the date of conversion.

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

The Company has taken the position that this note was converted in full during the fiscal year ended June 30, 2012 together with accrued interest of $1,900 for 18,000,000 shares of common stock.

Arrangement #7 (John Fife dba St. George Investors)

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $137,481 and the loan discount totaled $194,981 for the initial tranche and the embedded conversion feature of this security and the warrant for a second tranche of the Convertible Note was calculated to be $46,379. On June 30, 2012, given the changes in the Company’s stock price during the 20 day look-back period for June 30, 2012 and conversions during the period this estimated liability had increased from $183,860 to $771,079, an increase this period of $587,219, creating a non-cash charge to earnings for the twelve months ended June 30, 2012 of that amount. During the twelve month period ended June 30, 2012 amortization of debt discount amounted to $185,456 reducing the combined balance to $55,903. On September 30, 2012, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2012 this estimated liability had decreased to $110,455, a decrease this period of $660,624, creating a non-cash credit to earnings for the three months ended September 30, 2012 of that amount. During the three month period ended September 30, 2012 amortization of debt discount amounted to $42,813 reducing the combined balance to $13,090.

The company entered into an amended agreement on June 1, 2012, when principle of $557,500 accrued interest of $66,338 and $95,611 of contractual charges totaled $719,449; with this noteholder whereby the Company agreed to make payments of principle and interest of $33,238 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. As of September 30, 2012 this note would be convertible into 789,645,351 shares of common stock at the original terms. The Company has not made any payments of the $33,238 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance (see note 4).

Arrangement#8- (Asher Enterprises, Inc.)

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $47,970 and the loan discount totaled the same. During the fiscal year ended June 30, 2012 this Convertible Note was converted, in full, into 162,749,128 shares of common stock.

Arrangement#9- (Asher Enterprises, Inc II.)

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

On July 11, 2012, the Company prepaid in full, in cash, this Convertible Note.

Arrangement#10- (Asher Enterprises, Inc. III )

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

On September 30, 2012, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had decreased to $17,038, an decrease this period of $48,991 creating a non-cash credit to earnings of that amount. During the three month period ended September 30, 2012 amortization of debt discount amounted to $6,201reducing the balance to $8,335. Based upon the price of the Company’s common stock on September 30, 2012, this note is convertible into approximately 54,505,814 shares of common stock.

The following table summarizes notes payable under convertible debt and debenture agreements as of June 30, 2012 and September 30, 2012 (unaudited):

	30-Jun-12	30-Sep-12
		(unaudited)
	Amount	Amount

Arrangement #4 - JMJ Financial, Inc	$802,060	$802,060

Arrangement #7 - St. George Investments	$720,157	$720,157

Arrangement#9 Asher Enterprises, Inc.	$35,000	$-

Arrangement#10 Asher Enterprises, Inc.	$37,500	$37,500

total notes payable	$1,594,717	$1,559,717

less: unamortized debt discount	$(128,793)	$(36,225)

Convertible debentures, net of discount	$1,465,924	$1,523,462

Convertible Notes payable-short term portion	$522,980	$714,564

Convertible Notes payable-long term portion	$942,944	$808,898

DERIVATIVE LIABILITY

The Company has estimated the value of the derivative liability associated with its convertible debt. Such estimate is based on a Black Scholes calculation at the time the debt was issued. At each reporting period, the value of this liability is marked to market and adjusted accordingly. Such adjustments are included in Other Income (Expense).

EQUITY LINE OF CREDIT

The Company entered into a $10,000,000 equity line of Credit with Dutchess Opportunity Fund II, LLC in December of 2011. Under the equity line, the Company is eligible to “PUT” to the fund, 20,000,000 shares of its common stock during any pricing period. The Company has registered a total of 250,000,000 shares of its common stock on a Form S-1 Registration Statement with the Securities and Exchange Commission that was declared effective on January 17, 2012 in connection with the Dutchess Equity Line. As of September 30, 2012, the Company has received $149,428 of proceeds under the Equity Line relating to the resale of 94,907,761 shares of the Company’s common stock, net of $15,352 transaction fees, of which $145,428 and $4,000 was received during FYE June 30, 2012 and the three months ended September 30, 2012, respectively. The amount of proceeds to be received under the Equity Line will depend upon the stock price of the Company at the various points in time it exercises the Put Option.

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

The liability was recorded at the fair market value, which estimated value was based upon the contractual life of the free standing warrants, using the Black Scholes pricing model, based on the following weighted average assumptions: annual expected return of 0%, an average life of 5 years, annual volatility of 81% and a risk-free interest rate of 2.25%. At the issuance date of the free standing warrants, which warrants were issued during the fourth quarter of fiscal June 30, 2008, the estimated value approximated $1,006,200 and, as recalculated on the quarterly measurement dates, at June 30, 2008 the estimated value approximated $433,300. During the fiscal year ended 2009, the estimated value was determined to no longer be material. The net change in the contingent liability was credited to the change in derivative value in the Consolidated Statement of Operations for the fiscal years ended June 30, 2008 and 2009 in the amounts of $572,900 and $433,300, respectively, for each of these periods in accordance FASB Standards Codification Topic 815 (previously known as EITF 00-19).

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

4.      COMMITMENTS AND CONTINGENCIES

The Company has offered and sold convertible notes to JMJ Financial in the aggregate principal amount plus accrued interest of $$10,270,400 through September 30, 2012. Such convertible notes were to provide cash funding to the Company of up to $9,500,600. Through September 30, 2012, approximately $6,472,000 of cash has been received by the Company, $6,273,050 of which has been converted by JMJ Financial into a substantial number of shares of common stock without registration under the Securities Act of 1933, as amended, or qualification under state securities laws. The Company believes that any sales of common stock by JMJ are in full compliance with Rule 144 of the Securities Act of 1933, as amended, and has obtained an opinion of outside counsel regarding such compliance.

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

The Securities Act of 1933, as amended, requires that any claim for rescission is brought within one year of the violation. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the date of the violation. At September 30, 2012, approximately 85 million shares of our outstanding common stock issued in respect of our convertible note transactions with JMJ Financial could still be subject to rescission with a potential liability approximating $988,100, including a liability of approximately $210,400 for interest at 10% per annum.

On June 5, 2012 the Company announced that it had reached separate agreements with John Fife and JMJ Financial (collectively, the “Holders”) to a standstill and restructuring of the convertible securities held by each of them. Under terms of each of the respective amendments, the Holders have agreed not to convert any additional principal of such convertible instruments into common stock and restructure such instruments to be repaid, in cash or common stock, a the option of the Company, over a 2 year period of time commencing in October of 2012. The Company is obligated to pay, commencing October1, 2012, approximately $70,000 per month to the Holders for a period of two years. The Company was to make the payments owed for October 1 and November 1 of 2012 and has only accrued interest while it hopes to negotiate a new arrangement with the Holders. The Company believes that it will be unable to raise sufficient funds to pay off the Convertible Debentures under a cash arrangement unless and until the Company is successful in its efforts to have the Depository Trust Company remove the “Chill” with respect to its common stock that has been in effect since June of 2011. Failure to remove the DTC could impact the Company’s ability to continue as a going concern.

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

The table below presents reconciliation for liabilities measured at fair value on a recurring basis at September 30, 2012 and September 30, 2011:

	Fair Value
	Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)
	Derivative Liability
	30-Sep-11	30-Sep-12
Balance at July 1	$1,664,575	$898,734
Decrease in Derivative Liability	(853,499)	(771,241)
Debt Discounts	142,141	2,700
Balance at September 30	$953,218	$127,493

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

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At September 30, 2012, the carrying value of the notes payable and accrued interest for convertible agreements and officers’ notes was approximately $2.75million. The JMJ convertible notes, which are due at various times through December 31, 2012, yield an interest rate of 12%. Refer to Note 3 of these financial statements for more information about the Company’s notes payable.

6.      RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase’s President is also an officer and shareholder of Microphase and mPhase’s Chief Operating Officer is also an employee of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase whereby it would use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase whereby mPhase would reimburse Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services have been $5,000 per month and in July 2008; such fees were reduced to $3,000 per month. As of July 1, 2011, the fees have increased to $3,630 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis. During the three months ended September 30, 2011 and September 30, 2012 and from inception (October 2, 1996), $13,191, $5,399 and $9,488,788 respectively, have been charged to expense. As a result of the foregoing transactions, as of September 30, 2012, the Company had a $58,526 payable to Microphase.

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

During the three months ended September 30, 2011 and 2012 and the period from inception (October 2, 1996), $0, $0 and $16,031,811 respectively, have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations in Discontinued Operations.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On September 30, 2012, Mr. Biderman’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers were owed unpaid finders’fees in the amount of $152,000, which is included in due to related parties.

During the three months ended September 30, 2012, the Company issued no shares to consultants who are not considered related parties.

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

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Three Months Ended September 20, 2012

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$21,691	$21,691	$21,691			$65,072
Interest	$15,857	$11,026	$9,086			$35,969
Rent					$3,353	$3,353
G&A					$2,046	$2,046
Finders Fees				$9,500		$9,500
Total compensation for the Three Months Ended September 30, 2012	$37,548	$32,716	$30,777	$9,500	$5,399	$115,940

Summary of compensation to related parties for the Three Months Ended September 30, 2011

	Durando	Dotoli	Smiley	Biderman	Lawrence	Microphase	Total
Consulting / Salary	$37,500	$34,167	$33,333				$105,000
Interest	$13,116	$8,679	$6,337				$28,132
Rent						$10,890	$10,890
G&A						$2,301	$2,301
Finders Fees				$8,000			$8,000
Stock based compensation (shares issued)*	$2,488,500	$1,858,500	$1,858,500	$252,000	$63,000		$6,520,500
Stock based compensation (options previously issued & repriced)**	$173,316	$103,990	$62,394				$339,700
Total compensation	$2,712,432	$2,005,336	$1,960,564	$260,000	$63,000	$13,191	$7,014,523

Common stock issued*
Option sissued (5 years @ 5 cents)**

Summary of payables to related parties as of September 30, 2012	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$464,723	$321,813	$271,327	$1,057,863			$1,057,863
Accrued Wages Officers	$39,167	$39,167	$20,416	$98,750			$98,750
Due to Officers / Affiliates					$152,000	$58,526	$210,526
Interest Payable	$74,628	$49,770	$37,709	$162,108			$162,108

Total Payable to Officers / Affiliates as of September 30, 2012	$578,519	$410,750	$329,452	$1,318,720	$152,000	$58,526	$1,529,246

Summary of payables to related parties as of June 30, 2012	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$456,573	$333,663	$273,177	$1,063,413			$1,063,413
Accrued Wages Officers	$29,167	$29,167	$10,417	$68,751			$68,751
Due to Officers / Affiliates					$150,000	$53,128	$203,128
Interest Payable	$58,771	$38,745	$28,623	$126,139			$126,139

Total Payable to Officers / Affiliates as of June 30, 2012	$544,511	$401,575	$312,217	$1,258,303	$150,000	$53,128	$1,461,431

7.	SUBSEQUENT EVENTS

From October 1 through November 9, 2012, the Company sold 175,000,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $70,000. The proceeds were used by the Company as working capital.

On November 13, 2012, the Company prepaid the sum of $57,729.45 to Asher Enterprises, Inc. to redeem its 8% Convertible Note in the principal amount of $37,500 dated May 7, 2012.

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

RESULTS OF OPERATIONS OVERVIEW

mPhase, a New Jersey corporation founded in 1996, is a publicly-held company with over 23,000 shareholders and approximately 4.4 billion shares of common stock outstanding. The Company’s common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. We are headquartered in Norwalk, Connecticut with offices in Little Falls, NJ. mPhase shares common office space with Microphase Corporation, a privately held company. Microphase is a leader in the field of radio frequency and filtering technologies within the defense and telecommunications industry. It has been in operation for over 50 years and supports mPhase with both engineering and administrative and financial resources as needed.

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

On August 7, 2012 the Company announced its intention to explore the possibility of complementing its Smart NanoBattery with new printing technologies utilizing graphene and other advanced materials.

On August 16, 2012 the Company announced that it has received a Notice of Allowance from the U.S. Patent & Trademark Office (USPTO) for a Reserve Battery System Utility patent.The techniques described in the patent are for creating a battery system that is easily activated via a low energy mechanical force, thus allowing the reserve battery to be used in a wide variety of consumer related and non-consumer related electrical devices. The invention generally relates to a reserve battery, which includes a battery case having an electrolyte compartment at a first end and an electrode compartment at a second end, a first terminal having an external button connected to the case at the first end, and a second terminal connected to the case at the second end. A movable ampoule is movably positioned within the electrolyte compartment. A bias member is located within the case between the external button and the ampoule, and a porous cutter is positioned within the case between the electrodes and the ampoule and supported by an inverted U-shaped support structure. When an external force is applied to the external button, the bias member transfers an internal force to the ampoule to cause the ampoule to engage the cutter and allow the electrolyte to release thus activating the battery.

On September 13, 2012 the Company announced the receipt of a Notice of Allowance from the USPTO for a Modular Device patent. The invention generally relates to a handheld, powered device containing at least one power module having at least one battery, wherein the power module is removable and separately connects to each of the load modules. The patent relates to a modular device for providing multiple modular components that may be interchanged as desired. A system for providing a modular device for use in emergency or everyday applications and having a plurality of modular components that are interchangeable with one another depending on the particular desired use.

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

Jump Starter

On October 17, 2011 the Company announced that it has developed a new product with Porsche Design Studio for the automotive and marine markets. The product is a rechargeable “jump starter” designed to recharge a dead automotive or similar battery that is small enough to fit into the glove compartment of a car. The Company, subject to adequate financing, is examining avenues for the production and marketing of the product. The Company believes there may be a significant market for this product since it is quickly rechargeable and is substantially smaller than other competing products in the market.

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

General and administrative. General and administrative expenses consist primarily of salaries and related expenses for personnel engaged in its nanotechnology product line, legal and accounting personnel. In addition the Company from time to time will use outside consultants. Certain administrative activities are outsourced on a monthly fee basis to Microphase Corporation and mPhase leases its office in Norwalk, Connecticut from Microphase Corporation.

Non-cash compensation charges . The Company makes extensive use of stock, stock options and warrants as a form of compensation to employees, directors and outside consultants. We incurred non-cash compensation charges totaling $19,501,094 from inception (October 2, 1996) through September 30, 2012.

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

Cumulative losses, net worth and capital needs

The Company has incurred cumulative development stage losses of $203,137,845 and negative cash flow from operations of $88,823,004 from inception through September 30, 2012. The auditors’ report for the fiscal year ended June 30, 2012 includes the statement that "there is substantial doubt of the Company’s ability to continue as a going concern". As of September 30, 2012, the Company had a negative net worth of ($4,948,242) compared to a negative net worth of ($5,502,767) as of June 30, 2012 as a result of continuing net losses, reduced in the current three months primarily by conversions of convertible notes and accrued interest in excess of the net loss for the current period.

The Company has convertible notes funded under a number of facilities with Accredited Investors. Draws under this facility for the three months ended September 30, 2012 amounted to $0 (accounted for as a pay-down of notes receivable) and also the collection of $0 of accrued interest (included in the statement of operations). The Company has significant overhang from funded and unconverted portion of these convertible notes in excess of $1,523,462 convertible into 1,044,666,287 shares of common stock. On June 6, 2012 the Company announced the restructuring of all of its convertible securities that were issued to JMJ Financial and John Fife of approximately $1,500,000. The result of the restructuring is that such debt is now 8% fixed rate debt payable in equal monthly payments over a two year period of time commencing October of 2012. The monthly payments that must be made by the Company amount to approximately $70,000 per month. The Company intends to raise funds in the equity private placement market and though its equity line of credit to meet this obligation as well as short term operating needs. The Company has not, as of the date hereof, made any of the monthly payments, in cash and the holders have continued to accrue interest on the convertible notes.

The Company anticipates it will need to establish new and additional funding sources for the remaining portion of fiscal year 2013. The Company raised $215,000 in net proceeds from private placements of 561,250,000 shares of its common stock during the three months ended September 30, 2012. In addition the Company has entered into an Equity Line with a fund sponsored by Dutchess Capital and has registered a total of 250 million shares of common stock on a Form S-1 Registration Statement that is effecitve. Under the terms of the Equity Line, the Company is eligible to “PUT” from time to time up to 20 million shares to the Dutchess fund at a price equal to 94% of the proceeds received from periodic sales of the common stock in the open market by the Dutchess fund. The Company has received $4,000 in net proceeds from the exercise of a 7th partial PUT options during the three months ended September 30, 2012.

The Company has been unable to fund short term capital needs for the approximately $70,000 it needs to pay in cash on the convertible notes. The Company is seeking new sources of short term funding to make such payments. In the longer term, we estimate that the Company will need to raise approximately $300,000 and $5,000,000 of additional capital above these funds through June 30, 2013 and June 30, 2014 respectively in order to fund commercialization of its products.

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

THREE MONTHS ENDED SEPTEMBER 30, 2012 VS. SEPTEMBER 30, 2011

REVENUE

Total revenues were $2,154 for the three months ended September 30, 2012 compared to $0 for the three months ended September 30, 2011.The absence in revenue was the result of completion of the Phase II Army grant by the Company and the fact that during the quarter the Company did not receive any awards of new government grants.

RESEARCH AND DEVELOPMENT

Research and development expenses were $993 for the three months ended September 30, 2012 as compared to $41,403 during the comparable period in 2011 or a decrease of $40,410. This decrease in spending is a result of completion of its smart nano battery prototype and its emergency flashlight using its mechanically-activated reserve battery as brought to market in its pilot program as well as the Company’s current austerity program with respect to costs. This was offset, in part, by development of a second automotive product by the Company to be introduced in the market, assuming the availability of sufficient funding, during the fiscal year 2013.

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

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $283,080 for the three months ending September 30, 2012, down from $6,888,462 or a decrease of $6,605,382 from the comparable period in 2011. Administrative expenses were held in check as the Company has made a concentrated effort to freeze or otherwise reduce administrative costs while it seeks to commercialize its smartnanobattery product capabilities and secure more substantial research funding for possible applications of its “smart surfaces” technology.

OTHER (EXPENSE) AND INCOME

Included in this category are non-cash gains and costs associated with convertible debt that include a non-cash gain for the change in derivative value of $771,241 offset by amortization of debt discount costs of $92,538 and $17,500 of prepayment fees and charges, resulting in a net credit of $661,203 from derivative liabilities associated with the Company’s convertible debt and is not indicative of operating results. Additionally, net interest expense of $69,943 brought the total other income (expense) to $591,260 in the current period. For the same period ended September 30, 2011, net other income (expense) totaled $754,895, consisting primarily of net credits of $824,454 from derivative liabilities and other income of $1,131, reduced by interest expense of $70,690.

NET INCOME AND (LOSS)

The Company recorded net income of $293,062 for the three months ended September 30, 2012 as compared to a loss of $6,179,222 for the three months ended September 30, 2011. This represents a net income per common share of $0.00 and loss per share of $(0.00) for the three month periods ended September 30, 2012 and 2011 respectively. The net loss recorded in the current period as compared to the net loss reported for the same period last year is directly attributable to the magnitude of the net gain from derivative liabilities associated with the Company’s convertible debt recorded for the three months ended September 30, 2012 and is not indicative of operating results.

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

The liability was recorded at the fair market value, which estimated value was based upon the contractual life of the free standing warrants, using the Black Scholes pricing model, based on the following weighted average assumptions: annual expected return of 0%, an average life of 5 years, annual volatility of 81% and a risk-free interest rate of 2.25%. At the issuance date of the free standing warrants, which warrants were issued during the fourth quarter of fiscal June 30, 2008, the estimated value approximated $1,006,200 and, as recalculated on the quarterly measurement dates, at June 30, 2008 the estimated value approximated $433,300. During fiscal year ended 2009, the estimated value was reduced to zero. The net change in the liability was credited to the change in derivative value in the Consolidated Statement of Operations for the fiscal years ended June 30, 2008 and 2009 for $572,900 and $433,300, respectively, for each of these periods in accordance with FASB Standards Codification Topic 815 (previously known as EITF 00-19). Effective May, 2009, warrants to purchase 11,111,112 shares, and effective September, 2009, warrants to purchase 1,493,056 shares, representing all of the contracts for warrants to purchase 12,604,168 shares that were reclassified to liabilities during the fiscal year ended June 30, 2008, were reclassified to permanent equity.

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

During the three months ended September 30, 2011 and September 30, 2012 and from inception (October 2, 1996), $13,191, $5,399 and $9,488,788 respectively, have been charged to expense. As a result of the foregoing transactions as of September 30, 2012, the Company had a $58,526 payable to Microphase.

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

Janifast Limited had been a significant shareholder of the Company until September 19, 2009, when it transferred to Mr. Durando 11,735,584 shares, representing all the shares of the Company held by Janifast, in consideration of the cancellation of loan obligations of $181,901 to Mr. Durando in connection with the plan of its liquidation.

During the three months ended September 30, 2011 and 2012 and the period from inception (October 2, 1996), $0, $0 and $16,031,811 respectively, have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On December 31, 2011, Mr. Biderman’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers were owed unpaid finders’ fees in the amount of $152,000, which is included in due to related parties.

During the three months ended September 30, 2012, the Company issued no shares to consultants who are not considered related parties.

Transactions with Officers

At various points during past fiscal years Messrs, Durando, Dotoli and Smiley provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand. During the fourth quarter of the fiscal year ended June 30, 2009, the Board of Directors authorized a conversion feature on these notes into shares of commons stock at the discretion of the holder provided such shares are authorized and available at a conversion price of $.0075 per share, and subsequently reduced such price to $.0040 per share which was comparable to private placements done during that quarter.

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Three Months Ended September 20, 2012

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$21,691	$21,691	$21,691			$65,072
Interest	$15,857	$11,026	$9,086			$35,969
Rent					$3,353	$3,353
G&A					$2,046	$2,046
Finders Fees				$9,500		$9,500
Total compensation for the Three Months Ended September 30, 201	$37,548	$32,716	$30,777	$9,500	$5,399	$115,940

Summary of compensation to related parties for the Three Months Ended September 30, 2011

	Durando	Dotoli	Smiley	Biderman	Lawrence	Microphase	Total
Consulting / Salary	$37,500	$34,167	$33,333				$105,000
Interest	$13,116	$8,679	$6,337				$28,132
Rent						$10,890	$10,890
G&A						$2,301	$2,301
Finders Fees				$8,000			$8,000
Stock based compensation (shares issued)*	$2,488,500	$1,858,500	$1,858,500	$252,000	$63,000		$6,520,500
Stock based compensation (options previously issued &	$173,316	$103,990	$62,394				$339,700
repriced)**
Total compensation	$2,712,432	$2,005,336	$1,960,564	$260,000	$63,000	$13,191	$7,014,523

Commonstockissued*
Optionsissued(5years@5cents)**

Summary of payables to related parties as of September 30, 2012	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$464,723	$321,813	$271,327	$1,057,863			$1,057,863
Accrued Wages Officers	$39,167	$39,167	$20,416	$98,750			$98,750
Due to Officers / Affiliates					$152,000	$58,526	$210,526
Interest Payable	$74,628	$49,770	$37,709	$162,108			$162,108

Total Payable to Officers / Affiliates as of September 30, 2012	$578,519	$410,750	$329,452	$1,318,720	$152,000	$58,526	$1,529,246

Summary of payables to related parties as of June 30, 2012	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$456,573	$333,663	$273,177	$1,063,413			$1,063,413
Accrued Wages Officers	$29,167	$29,167	$10,417	$68,751			$68,751
Due to Officers / Affiliates					$150,000	$53,128	$203,128
Interest Payable	$58,771	$38,745	$28,623	$126,139			$126,139

Total Payable to Officers / Affiliates as of June 30, 2012	$544,511	$401,575	$312,217	$1,258,303	$150,000	$53,128	$1,461,431

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative development stage losses of $203,137,845, and negative cash flow from operations of $88,823,004 as of September 30, 2012. The auditors’ report for the fiscal year ended June 30, 2012 includes the statement that "there is substantial doubt of the Company’s ability to continue as a going concern". As of September 30, 2012, the Company had a negative net worth of ($4,948,242) compared to a negative net worth of ($5,502,767) as of June 30, 2012 as a result of continuing net losses, reduced in the current three months primarily by conversions of convertible notes and accrued interest in excess of the net loss for the current period.

The Company raised $215,000 in net proceeds from private placements of 561,250,000 shares of its common stock during the three months ended September 30, 2012. The Company entered into a $10,000,000 equity line of Credit with Dutchess Opportunity Fund II, LLC in December of 2011. Under the equity line, the Company is eligible to “PUT” to the fund, 20,000,000 shares of its common stock during any pricing period. The Company has registered a total of $250,000,000 shares of its common stock on a Form S-1 Registration Statement with the Securities and Exchange Commission that was declared effective on January 17, 2012 in connection with the Dutchess Equity Line. As August 27, 2012, the most recent funding under this agreement, the Company has received $149,428 of net proceeds under the Equity Line. The amount of proceeds to be received under the Equity Line will depend upon the stock price of the Company at the various points in time it exercises the Put Option.

The Company anticipates accessing the Equity Line in combination with private placements of its common stock to be issued from time to time will fund short term capital needs. As a result of the restructuring the Convertible Notes with JMJ Financial and John Fife, the Company is obligated to make monthly payments, in cash of approximately $70,000 commencing October 1, 2012 over a period of two years. The Company has not been able to raise sufficient funds to make the first payment due on October 1, 2012 and the holders of the Convertible Notes have continued to accrue interest on the outstanding balance. The Company is continuing its discussions with the two major holders of the Company’s Convertible Notes in order to meet its obligations.. We estimate that the Company will need to raise approximately $200,000 of cash per month through private placements of its common stock with Accredited Investors as well as accessing, from time to time, the Equity Line. The Company is currently in discussions with a major French multinational company to custom tailor its Smart NanoBattery through further research and development and have such multinational company provide funding for such effort. The Company does not expect to derive any material revenue from its nanotechnology product development until after a deployment and custom tailoring of its Smart Nanobattery takes place for such French multinational corporation.

In addition the Company has established a relationship with Stevens Institute and together with its work with Picatinny Arsenal plans to seek additional funding, on a combined basis from the United States Army for custom tailoring its SmartNanoBattery as a reserve battery for either a source of energy for critical mission guidance systems for small scale smart munitions as well as energy source for critical mission computer devices used in weapons systems..

MANAGEMENT’S PLANS

The Company has shifted its focus to the development of its “smart surfaces” using the science of nanotechnology. The Company does not expect to derive any material revenue from its nanotechnology product development during the next 18 months. In addition, the Company relies on the continuation of funding under the Equity Line of Credit (See Note 4). This will depend upon the trading volume and liquidity to the Company’s common stock as well as its price. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations including, but not limited to its obligations to pay approximately $70,000, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at September 30, 2012.

ITEM 4.        CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2012, the Company issued 561,250,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $224,500 and paying finder’s fees in the amount of $9,500. The proceeds were used by the Company as working capital.

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

During the three months ended September 30, 2012, the Company did not issue any stock-based compensation, warrants or options to officers or employees.

Conversion of Debt Securities

During the three months ended September 30, 2011, $112,206 of convertible debt and accrued interest thereon was converted into 26,748,476 shares of common stock.

During the three months ended September 30, 2012, no conversions were made of convertible debt and accrued interest thereon into shares of common stock.

Long Term Convertible Debentures / Notes Receivable / Debt Discount

The Company had 6 separate convertible debt arrangements with independent investors active during the quarter ended September 30, 2012, which are the result of the disposition of the following 10 arrangements.

During the three months ended September 30, 2012, no conversions were made of convertible debt and accrued interest thereon into shares of common stock.

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

On March 16, 2011, the holder and the Company entered into a termination agreement whereby $1,800,000 of the principal of both the note receivable and the convertible debenture, plus $90,291 in accrued interest receivable and $84,175 in accrued interest payable, was cancelled. Additionally, in connection with the termination, the Company paid the holder $17,000 and assigned to a consultant engaged by the Company the unconverted portion of the convertible debenture in the amount of $10,000, which had been fully funded in cash and which was converted in full together with accrued interest of $500 for 2,560,976 shares of common stock during the quarter ended September 30, 2011 and as of September 30, 2012, this convertible note had been satisfied in full.

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

To date the Company has received a total of $639,500 in cash and has issued 322,187,500 shares of common stock to the holder upon conversions of $325,440 of principle and $994,766 of conversion fees. The remaining $604,600 of cash which was to be received from the holder plus accrued and unpaid interest was convertible into shares of common stock at the option of the holder. Upon receipt, in full, of cash by the Company equaling the purchase price of the convertible note plus interest or any portion thereof payable through maturity, the holder may convert such portion of the total amount of interest funded that would accrue to maturity into additional shares of common stock. Based upon the price of the Company’s common stock on June 30, 2011 of $.0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 222,142,857 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated. At June 1, this note was combined with arrangement #4 JMJ Financial, Inc.

During the year ended June 30, 2011 the holder converted $33,750 of principal into 10,000,000 shares of common stock and amortization of debt discount amounted to $412,332, reducing the debt discount balance to $100,000.

During the year ended June 30, 2012, the Company reduced the note payable and debt discount by $42,000 in proportion with the amount funded to the total original funding commitment and amortization of debt discount amounted to $27,067 reducing the balance to $30,933. Also during the year ended June 30, 2012, the Company had incurred $994,766 of conversion fees which together with $291,690 of principle was converted into 322,187,500 shares of common stock. At June 30, 2012 this convertible note had $372,060 outstanding which was combined with arrangement #4 JMJ Financial, Inc.

Arrangement #3 (JMJ Financial, Inc.)

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

During the fiscal year ended June 30, 2012, the Company reduced the note payable and debt discount by $79,000 in proportion with the amount funded to the total original funding commitment and amortization of debt discount amounted to $8,573 reducing the balance to $12,427. As of June 30, 2012, this convertible note has $321,000 outstanding which was combined with arrangement #4 JMJ Financial, Inc.

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

As of June 30, 2012, this convertible note has $109,000 outstanding, which when combined with arrangements #8 and #9 totaled $802,060, which the company entered into an amended agreement on June 1, 2012 whereby the Company agreed to make payments of principle and interest of $37,018 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. Also as of June 30, 2012 the derivative value of the embedded conversion feature of this arrangement when combined with arrangements #2 and #3 totaled $0; which when compared to the combine value of $1,567,512 created a non-cash credit to earnings of $1,567,512 in fiscal 2012. As of June 30, 2012 and September 30, 2012 the combined arrangements with JMJ in this note would be convertible into 200,515,000 at the conversion floor price of $.004; and only so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement. The Company has not made any payments of the $37,018 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance

Arrangement #5 (John Fife)

On March 5, 2010, the Company entered into an new financing agreement with J. Fife that consist of a convertible note issued by the Company in the principal amount of $550,000 bearing interest at 7.5% per annum in which the Company received $495,000 cash up front. The Convertible Note had a maturity date of one year from the date of issuance. In addition, the Company had committed to issue in the future 2 additional promissory notes each in the principal amount of $275,000 each with an interest rate of 7.5% each upon the receipt of $250,000 of cash funding in exchange for such notes. The issuance of each of such notes was expected to take place upon the full conversion of the holder of its previous note into common stock of the Company. Conversion of each of the Convertible Notes into common stock of the Company is at the option of the holder at a price equal to the dollar amount of the note being converted divided by 75% of the three lowest volume weighted average prices during the 20 day trading period immediately preceding the date of conversion.

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

The Company has taken the position that this note was converted in full during the fiscal year ended June 30, 2012 together with accrued interest of $1,900 for 18,000,000 shares of common stock.

Arrangement #7 (John Fife dba St. George Investors)

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $137,481 and the loan discount totaled 194,981 for the initial tranche and the embedded conversion feature of this security and the warrant for a second tranche of the Convertible Note was calculated to be $46,379. On June 30, 2012, given the changes in the Company’s stock price during the 20 day look-back period for June 30, 2012 and conversions during the period this estimated liability had increased from $183,860 to $771,079, an increase this period of $587,219, creating a non-cash charge to earnings for the twelve months ended June 30, 2012 of that amount. During the twelve month period ended June 30, 2012 amortization of debt discount amounted to $185,456 reducing the combined balance to $55,903. On September 30, 2012, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2012 this estimated liability had decreased to $110,455, a decrease this period of $660,624, creating a non-cash credit to earnings for the three months ended September 30, 2012 of that amount. During the three month period ended September 30, 2012 amortization of debt discount amounted to $42,813 reducing the combined balance to $13,090.

The company entered into an amended agreement on June 1, 2012, when principle of $557,500 accrued interest of $66,338 and $95,611 of contractual charges totaled $719,449; with this noteholder whereby the Company agreed to make payments of principle and interest of $33,238 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. As of September 30, 2012 this note would be convertible into 789,645,351 shares of common stock at the original terms. The Company has not made any payments of the $33,238 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance.

Arrangement#8- (Asher Enterprises, Inc.)

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $47,970 and the loan discount totaled the same. During the fiscal year ended June 30, 2012 this Convertible Note was converted, in full, into 162,749,128 shares of common stock.

Arrangement#9- (Asher Enterprises, Inc II.)

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

On July 11, 2012, the Company prepaid in full, in cash, this Convertible Note.

Arrangement#10- (Asher Enterprises, Inc. III )

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

On September 30, 2012, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had decreased to $17,038, an decrease this period of $48,991 creating a non-cash credit to earnings of that amount. During the three month period ended September 30, 2012 amortization of debt discount amounted to $6,201reducing the balance to $8,335. Based upon the price of the Company’s common stock on September 30, 2012, this note is convertible into approximately 54,505,814 shares of common stock.

EQUITY LINE OF CREDIT

The Company entered into a $10,000,000 equity line of Credit with Dutchess Opportunity Fund II, LLC in December of 2011. Under the equity line, the Company is eligible to “PUT” to the fund, 20,000,000 shares of its common stock during any pricing period. The Company has registered a total of 250,000,000 shares of its common stock on a Form S-1 Registration Statement with the Securities and Exchange Commission that was declared effective on January 17, 2012 in connection with the Dutchess Equity Line. As of September 30, 2012, the Company has received $149,428 of proceeds under the Equity Line relating to the resale of 94,907,761 shares of the Company’s common stock, net of $15,352 transaction fees, of which $145,428 and $4,000 was received during FYE June 30, 2012 and the three months ended September 30, 2012, respectively. The amount of proceeds to be received under the Equity Line will depend upon the stock price of the Company at the various points in time it exercises the Put Option.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

The Company has failed to make two cash payments due to St George Investments under a Standstill and Restructuring Agreement dated as of May 31, 2012 each in the amount of $33,238.12 due on October 1, 2012 and November 1, 2012. In addition the Company has failed to make two cash payments due to JMJ Financial each in the amount of $37,018.31 due on October 1, 2012 and November 1, 2012 under a similar Standstill and Restructuring Agreement dated as of June 1, 2012. The Total Amount owed to St. George Investments is $720,156.56 plus accrued interest at 8% from June 5, 2012 and the Total Amount owed to JMJ Financial is $802,060.49 plus accrued interest at 8% from the same date.

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

mPHASE TECHNOLOGIES, INC.

Dated: November 14, 2012	By: /s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President Chief Financial Officer and General
Counsel