Form 10-Q/A
period 2012-09-30
MPHASE TECHNOLOGIES INC
filed 2012-12-10
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED September 30, 2012

COMMISSION FILE NO. 000-30202

FORM 10-Q
Amendment No. 1

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes          [X] No

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF November 14, 2012 IS 4,307,622,165 SHARES, ALL OF ONE CLASS OF $.001 PAR VALUE COMMON STOCK.

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 (the “10-Q”), is to correct certain omissions on the cover page of the document. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

mPHASE TECHNOLOGIES, INC.

Dated: December 10, 2012	By: /s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President Chief Financial Officer and General Counsel