Form 10-K/A
period 2012-06-30
MPHASE TECHNOLOGIES INC
filed 2013-02-07
CIK 825322

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

Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐     No ☒

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

Yes ☐     No ☐

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

Large accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes ☐    No ☒

As of July 26, 2012 there were approximately 4,071,051,851 shares of common stock, $01 par value, outstanding and the aggregate market price of shares held by non-affiliates was approximately $4,993,904. based upon the  closing common stock price on that date.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Annual Report on Form 10-K for the period ended June 30, 2012 (the “10-K”), is to correct page 64 with respect to stating that the Company’s internal controls are effective based upon management’s evaluation and to correct page 121 with respect to adding the signatures of the Chief Financial Officer and each member of the Board of Directors of the Company . No other changes have been made to the 10-K, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based upon the evaluation management has concluded that internal controls over financial reporting is effective.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: September 24, 2012	By:	/s/ RONALD A. DURANDO
Ronald A. Durando President, CEO

Dated: September 24, 2012	By: /s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President Chief Financial Officer and General Counsel

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Ronald A. Durando, Chief Executive Officer, Director	September 24, 2012
Gustave T. Dotoli, Chief Operating Officer, Director	September 24, 2012
Martin S. Smiley, Executive Vice President, Chief Financial Officer and General Counsel	September 24, 2012
Anthony Guerino, Director	September 24, 2012
Abraham Biderman, Director	September 24, 2012
Victor Lawrence, Director	September 24, 2012

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: February 6, 2013	By:	/s/ RONALD A. DURANDO
Ronald A. Durando President, CEO

Dated: February 6, 2013	By: /s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President Chief Financial Officer and General Counsel

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Ronald A. Durando, Chief Executive Officer, Director	February 6, 2013
Gustave T. Dotoli, Chief Operating Officer, Director	February 6, 2013
Martin S. Smiley, Executive Vice President, Chief Financial Officer and General Counsel	February 6, 2013
Anthony Guerino, Director	February 6, 2013
Abraham Biderman, Director	February 6, 2013
Victor Lawrence, Director	February 6, 2013

EXHIBITS
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.