Form 10-Q
period 2012-12-31
MPHASE TECHNOLOGIES INC
filed 2013-02-11
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED December 31, 2012

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

YES ☒             NO ☐

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF February 7, 2013 IS 4,801,923,165 SHARES, ALL OF ONE CLASS OF $.01 PAR VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION

Item 1	Consolidated Balance Sheets June 30, 2012 (Audited) and December 31, 2012 (Unaudited)	3
	Unaudited Consolidated Statements of Operations-Three Months Ended December 31, 2011 and 2012 and from October 2, 1996 (Date of Inception) to December 31, 2012	4
	Unaudited Consolidated Statements of Operations-Six Months Ended December 31, 2011 and 2012 and from October 2, 1996 (Date of Inception) to December 31, 2012	5
	Unaudited Consolidated Statement of Changes in Stockholders’ Equity (Deficit) Six Months Ended December 31, 2012	6
	Unaudited Consolidated Statement of Cash Flow-Six Months Ended December 31, 2011 and 2012 and from October 2, 1996 (Date of Inception) to December 31, 2012	7
	Notes to Consolidated Financial Statements	8
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4	Controls and Procedures	30

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	37
Item 4.	(Removed and Reserved)	37
Item 5.	Other Information	37
Item 6	Exhibits and Reports on Form 8-K	37
Signature Page		39

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2012	2012
		(unaudited)
ASSETS
CURRENT ASSETS
Cash	$39,913	$5,921
Inventory	86,494	72,880
Prepaid and other current assets	26,653	42,921

TOTAL CURRENT ASSETS	$153,060	$121,722

Property and equipment, net	33,141	25,155

TOTAL ASSETS	$186,201	$146,877

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$826,379	$941,794
Accrued expenses	91,591	137,348
Due to related parties	203,128	212,522
Accrued Wages Officers	68,751	146,750
Notes payable, related parties	1,189,552	1,279,280
Short term notes	65,000	65,000
Accounts Payable and Accrued Expenses-Discontinued Activities	863,594	863,594
Current Portion, Long term convertible debentures	522,980	976,659
Current Portion, Long term debt	12,864	11,131
TOTAL CURRENT LIABILITIES	$3,843,839	$4,634,080

Long term portion Equipment loan	3,451	-

OTHER OBLIGATIONS CONVERTIBLE TO EQUITY- (Note 3)
Convertible debt derivative liability	898,734	458,386
Long term portion of Convertible debentures, net of discount of $128,793 and $24,966 on June 30, 2012 and December 31, 2012, respectively	942,944	558,092

COMMITMENTS AND CONTINGENCIES - (Note 4)

STOCKHOLDERS' DEFICIT
Common stock, par value $.001, 6,000,000,000 shares authorized, 3,666,051,851 and 4,572,923,165 shares issued and outstanding at June 30, 2012 and December 31, 2012, respectively	3,666,051	4,572,922
Additional paid in capital	194,468,219	193,920,347
Deferred Compensation	(198,157)	(113,231)
Deficit accumulated during development stage	(203,430,907)	(203,875,746)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	$(5,502,767)	(5,503,680)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$186,201	$146,877

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations

			2-Oct-96
			(Date of
	For the Three Months Ended		Inception)
	December 31,	December 31,	To December 31,
	2011	2012	2012
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$1,261	$399	$747,694

COSTS AND EXPENSES

Cost of Sales	1,007	396	144,159

Research and Development (including non-cash stock related charges of $0, $0 and $205,733 for the three months ended December 31, 2011 & 2012 and inception to date respectively)	9,985	993	12,312,922

General and Administrative (including non-cash stock related charges of $167,263, $42,463 and $19,543,557 for the three months ended December 31, 2011 & 2012 and inception to date respectively)	346,820	301,508	35,735,829

Depreciation and Amortization	3,681	3,000	598,827

TOTAL COSTS AND EXPENSES	361,493	305,897	48,791,737

OPERATING LOSS	$(360,232)	$(305,498)	$(48,044,043)

OTHER INCOME (EXPENSE)
Interest (Expense)	(44,285)	(71,441)	(3,112,506)
Net Reparation, Impairment and Other Income (Expense)	0	0	(6,709,781)
Net Charges related to Convertible Debt	534,509	(360,932)	(1,470,385)

TOTAL OTHER INCOME (EXPENSE)	$490,224	$(432,403)	$(11,292,672)

Loss From Continuing Operations, before Income Taxes	$129,992	$(737,871)	$(59,336,715)

Income (Loss) From Discontinued Operations,
Net of Income Taxes of $0 in 2011 and 2012,
offset by benefit from tax loss carryforwards
of $0 in 2011 and 2012 (including non-cash stock related charges of
$0, $0 and $ 57,515,718 for the three months ended December 31, 2011 & 2012 and inception to date respectively)	-	-	(144,539,031)

Income Taxes	-	-	-

Net Income (Loss)	$129,992	$(737,871)	$(203,875,746)

Basic Net income (loss) per share from:
Continuing Operations	$0.00	$(0.00)
Discontinued Operations	$-	$-

Diluted Net income (loss) per share from:
Continuing Operations	$0.00	N/A
Discontinued Operations	$-	N/A

Weighted Average Number of Shares Outstanding;
Basic	2,765,647,479	4,400,763,795
Diluted	3,608,180,728	N/A

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations

			2-Oct-96
			(Date of
	For the Six Months Ended		Inception)
	December 31,	December 31,	December 31,
	2011	2012	2012
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$1,261	$2,553	$747,694

COSTS AND EXPENSES

Cost of Sales	1,578	13,675	144,159

Research and Development (including non-cash stock related charges of $0, $0 and $205,733 for the six months ended December 31, 2011 & 2012 and inception to date respectively)	51,388	1,986	12,312,922

General and Administrative (including non-cash stock related charges of $6,701,917, $84,926 and $19,586,020 for the six months ended December 31, 2011 & 2012 and inception to date respectively)	7,235,282	584,588	35,735,829

Depreciation and Amortization	7,362	6,000	598,827

TOTAL COSTS AND EXPENSES	7,295,610	606,249	48,791,737

OPERATING LOSS	$(7,294,349)	$(603,696)	$(48,044,043)

OTHER INCOME (EXPENSE)
Interest (Expense)	(114,975)	(141,414)	(3,112,506)
Net Reparation, Impairment and Other Income (Expense)	1,131	0	(6,709,781)
Net Charges related to Convertible Debt	1,358,963	300,271	(1,470,385)

TOTAL OTHER INCOME (EXPENSE)	1,245,119	158,857	(11,292,672)

Income (Loss) From Continuing Operations, before Income Taxes	$(6,049,229)	$(444,839)	$(59,336,715)

Income (Loss) From Discontinued Operations,
Net of Income Taxes of $0 in 2011 and 2012
offset by benefit from tax loss carryforwards of $0 in 2011 and 2012
(including non-cash stock related charges of $0, $0 and $57,515,718 for the
six months ended December 31, 2011 & 2012 and inception to date respectively)	-	-	(144,539,031)

Income Taxes	-	-	-

Net Income (Loss)	$(6,049,229)	$(444,839)	$(203,875,746)

Net loss per share from:
Continuing Operations-Basic	$(0.00)	$(0.00)
Discontinued Operations-Basic	$-	$-

Continuing Operations-Diluted	N/A	N/A
Discontinued Operations-Diluted	N/A	N/A

Weighted Average Number of Shares Outstanding;
Basic	2,420,848,610	4,215,768,806
Diluted	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2012

	Common Stock			Additional			Stockholders'
		$.001 Par	Treasury	Paid in	Deferred	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Compensation	Deficit	Equity

Balance June 30, 2012	3,666,051,851	$3,666,051	$(7,973)	$194,468,219	$(198,157)	$(203,430,907)	$(5,502,767)

Conversions of Convertible Debentures plus accrued interest

Issuance of Common Stock to accredited investors in private placement, net of $19,500 fees	893,750,000	893,750	-	(555,750)	-	-	338,000

Amortization of deferred stock compensation	-	-	-	-	84,926	-	84,926

Common Stock issued to cover the exercise of Put advances under Equity Line of Credit, net of $2,352 transacion fees	13,121,314	13,121	-	7,879	-	-	21,000

Net Income for the Six Months Ended December 31, 2012	-	-	-	-	-	(444,839)	(444,839)

Balance December 31, 2012	4,572,923,165	$4,572,922	$(7,973)	$193,920,347	$(113,231)	$(203,875,746)	$(5,503,680)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
 (A Development Stage Company)
 Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended		(Date of Inception)
	Dcember 31,	December 31,	December 31,
	2011	2012	2012
Cash Flow From Operating Activities:
Net Income (Loss) From Continuing Operations	$(6,049,229)	$(444,839)	$(59,336,715)
Net Income (Loss) From Disontinued Operations	$-	$-	$(144,539,031)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	8,850	7,986	$7,486,743
(Gain) loss on debt extinguishments	-	-	$(1,350,301)
Non-cash charges relating to issuance of common stock,
common stock options and warrants	6,520,500	-	$77,023,989
Reparation charges	-	-	$8,264,264
Derivative Value and Debt Discount charges	(1,358,964)	(300,271)	$2,103,536
Write off of Granita Inventory/ Sovereign Investment	-	-	$615,910
Other non cash charges including amortization of deferred
compensation and beneficial conversion interest expense	60,308	84,926	$2,943,061
Changes in assets and liabilities:
Accounts receivable	-	-	$427,876
Inventories	2,214	13,614	$(583,351)
Prepaid expenses and Other current assets	6,026	(16,268)	$38,140
Other	(12,500)	-	$894,035
Accounts payable, Accrued expenses, Deferred revenue	115,421	235,600	$9,687,220
Due to/from related parties
Microphase / Janifast//Lintel	(481)	9,394	$5,523,581
Officers and Other	-	78,000	$1,864,497
Net cash used in operating activities	$(707,855)	$(331,858)	$(88,936,546)

Cash Flow from Investing Activities:
Payments related to patents and licensing rights	-	-	$(450,780)
Purchase of fixed assets	(7,129)	-	$(3,315,622)
Investment in Sovereign	-	-	$(110,000)
Net Cash (used) in investing activities	$(7,129)	$-	$(3,876,402)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock,
exercises of warrants, net of finders fees	122,000	359,000	$83,820,807
Payment of short term notes & equipment loans	(2,751)	(5,184)	$(1,315,469)
Advances from Microphase	-	-	$347,840
Issuance of Convertible Debentures	575,000	-	$1,411,500
Cash repayment of Convertible Debentures	-	(72,500)	$(72,500)
Net Proceeds (Repayment) from notes payable related parties	21,000	16,550	$(226,809)
Proceeds from the collection of Notes Receivable under securities purchase agreements	-	-	$8,339,500
Sale of minority interest in Granita subsidiary	-	-	$514,000
Net cash provided by financing activities	$715,249	$297,866	$92,818,869

Net increase (decrease) in cash	$265	$(33,992)	$5,921

CASH AND CASH EQUIVALENTS, beginning of period	1,744	39,913	-
CASH AND CASH EQUIVALENTS, end of period	$2,009	$5,921	$5,921

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ending December 31, 2012 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2012.

Through December 31, 2012, the Company had incurred cumulative (a) development stage losses totaling $203,875,746, (b) stockholders’ deficit of $5,503,680 and (c) negative cash flow from operations equal to $88,936,546. At December 31, 2012, the Company had $5,921 of cash and $0 of trade receivables to fund short-term working capital requirements. In addition, the Company relies on the continuation of funding under certain convertible securities agreements (See Note 3). The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

The Company uses the First In First Out method (FIFO) to account for inventory which is carried at cost. As of June 30, 2012, inventory consisted primarily of Emergency Flashlights and their component parts and was valued at $86,494. As of December 31, 2012, (unaudited) inventory consisted primarily of Emergency Flashlights and was valued at $72,880. Appropriate reserves have been taken to assure that the cost of such inventory does not exceed the expected resale value of each configuration of the component parts as specified for the current and pending higher end models of the Emergency Flashlight line.

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

LOSS PER COMMON SHARE, BASIC AND DILUTED

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had warrants to purchase 16,780,639 shares of its common stock and options to purchase 104,725,000 shares of its common stock outstanding at December 31, 2012, as well as convertible debentures and convertible notes plus accrued interest thereon held by officers of the Company convertible into approximately 778,035,361 and 319,819,978 shares of the Company’s common stock based upon the conversion terms at December 31, 2012. In periods reporting a loss the inclusion of warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share and have been omitted in such computation.

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

2.	SUPPLEMENTAL CASH FLOW INFORMATION

For the six months ended
December 31,

	2011	2012
Interest Accrued Unpaid	$140,889	$74,143
Extension & Conversion Fees on Convertible Debt	$73,870	-

Non Cash Investing and Financing Activities:

Conversion of Convertible Debt and Accrued Interest	$351,006	$-
Beneficial Conversion of Officers’ Notes and	$2,320	$-
Conversion of Accounts Payable

3.	EQUITY TRANSACTIONS AND CONVERTIBLE DEBT

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

Effective June 2005, June 2006, and June 2008, the Company received authorization to increase the number of authorized shares to 500 million, 900 million and 2 billion, respectively. On April 25, 2009, July 15, 2010, and again on November 1, 2010, the Board of Directors approved motions to further increase, subject to shareholder approval, the authorized shares of common stock to 3 billion shares, 4 billion shares and 6 billion shares, respectively. The latest increase in the number of authorized shares of common stock to 6 billion was approved at a Special Meeting of Shareholders of the Company held on June 29, 2011, so that as of December 31, 2012 the Company has 6 billion authorized shares of common stock.

Private Placements

During the six months ended December 31, 2012, the Company issued 893,750,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $357,500 and incurring finder’s fees in the amount of $19,500. The proceeds were used by the Company as working capital.

During the six months ended December 31, 2011, the Company issued 20 million shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $80,000 and paid finder’s fees in the amount of $8,000. The proceeds were used by the Company as working capital

Stock Based Compensation

During the six month ended December 31, 2012 the Company issued no shares of common stock, options or warrants to employees of the Company and issued none to consultants.

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

Conversion of Debt Securities

During the six months ended December 31, 2012, $0 of convertible debt and accrued interest thereon was converted into 0 shares of common stock.

During the six months ended December 31, 2011, $351,006 of convertible debt and accrued interest thereon was converted into 88,448,476 shares of common stock.

Long Term Convertible Debentures / Notes Receivable / Debt Discount

The Company had five separate convertible debt arrangements (#’s 3, 7, 8, 9 & 10) with independent investors active during the six months ended December 31, 2012.

During the six months ended December 31, 2012, $0 of these convertible debt arrangements and accrued interest thereon was converted into 0 shares of common stock. These transactions are intended to provide liquidity and capital to the Company and are summarized below.

Arrangement #1 (JMJ Financial, Inc.)

On November 17, 2009, the Company received a total of $186,000 of proceeds in connection with a new financing agreement with JMJ Financial. This transaction consists of the following: 1) a convertible note in the amount of $1,200,000 plus a one-time interest factor of 12% ($144,000) and a maturity date of September 23, 2012 and (2) a secured promissory note in the amount of $1,100,000 plus a one-time interest rate factor of 13.2% ($144,000 each) and a maturity date of September 23, 2012 due from the holder of the convertible note. Conversion of outstanding principal into shares of common stock is at the option of the holder. The number of shares into which this note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion

To date the Company has received a total of $639,500 in cash and has issued 322,187,500 shares of common stock to the holder upon conversions of $325,440 of principle and $994,766 of conversion fees. The remaining $604,600 of cash which was to be received from the holder plus accrued and unpaid interest was convertible into shares of common stock at the option of the holder. Upon receipt, in full, of cash by the Company equaling the purchase price of the convertible note plus interest or any portion thereof payable through maturity, the holder may convert such portion of the total amount of interest funded that would accrue to maturity into additional shares of common stock. Based upon the price of the Company’s common stock on June 30, 2011 of $.0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 222,142,857 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated. At June 1, this note was combined with arrangement #4 JMJ Financial, Inc.

During the year ended June 30, 2011 the holder converted $33,750 of principal into 10,000,000 shares of common stock and amortization of debt discount amounted to $412,332, reducing the debt discount balance to $100,000.

During the year ended June 30, 2012, the Company reduced the note payable and debt discount by $42,000 in proportion with the amount funded to the total original funding commitment and amortization of debt discount amounted to $27,067 reducing the balance to $30,933. Also during the year ended June 30, 2012, the Company had incurred $994,766 of conversion fees which together with $291,690 of principle was converted into 322,187,500 shares of common stock. At June 30, 2012 this convertible note had $372,060 outstanding which was combined with arrangement #3 JMJ Financial, Inc.

Arrangement #2 (JMJ Financial, Inc.)

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

During the fiscal year ended June 30, 2012, the Company reduced the note payable and debt discount by $79,000 in proportion with the amount funded to the total original funding commitment and amortization of debt discount amounted to $8,573 reducing the balance to $12,427. As of June 30, 2012, this convertible note has $321,000 outstanding which was combined with arrangement #3 JMJ Financial, Inc.

Arrangement #3 (JMJ Financial, Inc.)

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

As of June 30, 2012, this convertible note has $109,000 outstanding, which when combined with arrangements #8 and #9 totaled $802,060, which the Company entered into an amended agreement on June 1, 2012 whereby the Company agreed to make payments of principle and interest of $37,018 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. Also as of June 30, 2012 the derivative value of the embedded conversion feature of this arrangement when combined with arrangements #2 and #3 totaled $0; which when compared to the combine value of $1,567,512 created a non-cash credit to earnings of $1,567,512 in fiscal 2012. As of June 30, 2012 and December 31, 2012 the combined arrangements with JMJ in this note would be convertible into 200,515,000 at the conversion floor price of $.004; and only so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement. The Company has not made any payments of the $37,018 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance..

Arrangement #4 (John Fife)

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

Arrangement #5 (Jay Wright)

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

Arrangement #6 (John Fife dba St. George Investors)

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

During the twelve month period ended June 30, 2012 amortization of debt discount amounted to $185,456 reducing the combined balance to $55,903. On September 30, 2012, given the changes in the Company’s stock price during the 20 day look-back period for  September 30, 2012 this estimated liability had decreased to $110,455, a decrease this period of $660,624, creating a non-cash credit to earnings for the three months ended September 30, 2012 of that amount. During the three month period ended September 30, 2012 amortization of debt discount amounted to $42,813 reducing the combined balance to $13,090. On December 31, 2012, given the changes in the Company’s stock price during the 20 day look-back period for December 31, 2012, this estimated liability had increased to $418,363, an increase this period of $307,909, creating a non-cash charge to earnings for the three months ended December  31, 2012.

The company entered into an amended agreement on June 1, 2012, when principle of $557,500 accrued interest of $66,338 and $95,611 of contractual charges totaled $719,449; with this noteholder whereby the Company agreed to make payments of principle and interest of $33,238 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. As of September 30, 2012 this note would be convertible into 789,645,351 shares of common stock at the original terms. The Company has not made any payments of the $33,238 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance (see note 4). On November 20, 2012, mPhase Technologies, Inc. (the “Company”) formally received an Event of Default and Redemption Notice dated November 16, 2012 with respect to an 8% Convertible Note dated September 13, 2011 issued by the Company to St. George Investments LLC and assigned to John Fife. The notice included alleged defaults with respect to payments owed by the Company under the Convertible Note and the failure to convert the Note into shares of the Company’s common stock. The alleged amount owed according to the notice is approximately $902,279. The Company believes it has affirmative defenses to the actions of the holder of the Convertible Note as well as counterclaims against the Holder. As of December 31, 2012 this note would be convertible into 532,354,293 shares of common stock at the original terms.

Arrangement#7- Asher Enterprises, Inc.

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $47,970 and the loan discount totaled  $50,970. During the fiscal year ended June 30, 2012, this Convertible Note was converted, in full, into 162,749,128 shares of common stock.

Arrangement#8- (Asher Enterprises, Inc II.)

On January 5, 2012 the Company issued to Asher Enterprises, Inc. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $35,000 in gross proceeds, net of $2,500 closing fees. The instrument is in the principal amount of $35,000 and matures on January 5, 2013. Interest only is payable at the rate of 8% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.  On July 11, 2012, the Company prepaid in full, in cash, this Convertible Note, together with $1,388 of interest and a $17,500 prepayment fee charged to expense during the six months ended December 31, 2012..

Arrangement#9- (Asher Enterprises, Inc. III )

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

On September 30, 2012, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had decreased to $17,038, an decrease this period of $48,991 creating a non-cash credit to earnings of that amount. During the three month period ended September 30, 2012 amortization of debt discount amounted to $6,201reducing the balance to $8,335. On December 5, 2012 the Company prepaid, in full, in cash, this Convertible Note, together with $1,479 of  interest and an $18,750 prepayment fee charged to expense during the six months ended December 31, 2012.

Arrangment #10 (Asher Enterprises, Inc. IV)

On December 8, 2012, the Company issued to Asher Enterprises, Inc. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $37,500 in gross proceeds, net of $2,500 closing fees. The instrument is in the principal amount of $33,000 and matures on January 5, 2013. Interest only is payable at the rate of 8% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $24,966 and the loan discount totaled $27,466. On December 31, 2012, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had increased to $40,023, an increase this period of $15,357 creating a non-cash charge to earnings of that amount. During the three month period ended December 31, 2012, amortization of debt discount amounted to $4,634 reducing the balance to $22,832. Based upon the  price of the Company’s common stock on December 31, 2012, this Note is convertible into approximately 35,399,436 shares of common stock.

The following table summarizes notes payable under convertible debt and debenture agreements as of June 30, 2012 and December 31, 2012 (unaudited):

	30-Jun-12	31-Dec-12
		(unaudited)
	Amount	Amount
Arrangement #3- JMJ Financial, Inc	$802,060	$802,060
Arrangement #7-St. George Investments	$720,157	$720,157
Arrangement #8-Asher Enterprises, Inc. # II	$35,000	$-
Arrangement#9-Asher Enterprises, Inc. III	$37,500	$-
Arrangement#10-Asher Enterprises, Inc. IV	$-	$37,500
total notes payable	$1,594,717	$1,559,717
less: unamortized debt discount	$(128,793)	$(24,966)
Convertible debentures, net of discount	$1,465,924	$1,534,751
Convertible Notes payable-short term portion	$522,980	$976,659
Convertible Notes payable-long term portion	$942,944	$558,092

DERIVATIVE LIABILITY

The Company has estimated the value of the derivative liability associated with its convertible debt. Such estimate is based on a Black Scholes calculation at the time the debt was issued. At each reporting period, the value of this liability is marked to market and adjusted accordingly. Such adjustments are included in Other Income (Expense).

EQUITY LINE OF CREDIT

The Company entered into a $10,000,000 equity line of Credit with Dutchess Opportunity Fund II, LLC in December of 2011. Under the equity line, the Company is eligible to “PUT” to the fund, 20,000,000 shares of its common stock during any pricing period. The Company has registered a total of 250,000,000 shares of its common stock on a Form S-1 Registration Statement with the Securities and Exchange Commission that was declared effective on January 17, 2012 in connection with the Dutchess Equity Line. As of December 31, 2012, the Company has received $166,428 of proceeds under the Equity Line and sold 102,708,761 shares of common stock.Future amount of proceeds to be received under the Equity Line, will depend upon the stock price of the Company at the various points in time it exercises the Put Option.
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

The Company has offered and sold convertible notes to JMJ Financial in the aggregate principal amount plus accrued interest of $10,270,400 through December 31, 2012. Such convertible notes provide cash funding to the Company of up to $9,500,600. Through December 31, 2012, approximately $6,472,000 of cash has been received by the Company, $5,990,606 of which has been converted by JMJ Financial into a substantial number of shares of common stock without registration under the Securities Act of 1933, as amended, or qualification under state securities laws. The Company believes that any sales of common stock by JMJ are in full compliance with Rule 144 of the Securities Act of 1933, as amended, and has obtained an opinion of outside counsel regarding such compliance.

Nevertheless, it is possible such compliance could be challenged in the future by either regulatory agencies or shareholders. In particular, questions regarding the economic risk of JMJ Financial with respect to the collateral required under the secured note delivered by JMJ Financial in payment of the purchase price for the Company’s convertible note could be raised since the secured note contains a prepayment provision allowing JMJ to prepay such note, in full, by returning the convertible note. If a court of law determines that any offer or sale of common stock of the Company received in a conversion by JMJ Financial was not in compliance with Rule 144 then JMJ could be deemed to be an underwriter. The result would be that the Company would have been engaged in a primary offering of common stock through an underwriter in violation of the registration requirements of the Securities Act of 1933, as amended.The Securities Act of 1933, as amended, requires that any claim for rescission is brought within one year of the violation. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the date of the violation. At December 31, 2012, approximately no shares of our outstanding common stock issued in respect of our convertible note transactions with JMJ Financial that could be subject to rescission with a potential liability remain.

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

The table below presents reconciliation for liabilities measured at fair value on a recurring basis at December 31, 2010 and December 31, 2012:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivative Liability
	December 31, 2011	December 31, 2012
	$1,664,575	$898,734
Balance at July 1
Decrease in Derivative Liability	(1,651,364)	(511,095)
Debt Discounts	236,489	70,747
Balance at December 31	$249,700	$458,386

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

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At December 31, 2012, the carrying value of the notes payable and accrued interest for convertible agreements and officers’ notes was approximately $2.81 million. The JMJ convertible notes, which are due at various times through December 2012, yield an interest rate of 12%. Refer to Note 3 of these financial statements for more information about the Company’s notes payable.

6.	RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

MPhase’s President, Chief Operating Officer and Chairman of the Board are also officers of Microphase and mPhase’s President and Chairman of the Board are also shareholders of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase whereby it would use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase whereby mPhase would reimburse Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services has been $5,000 per month and in July 2008; such fees were reduced to $3,000 per month. As of July 1, 2011, the fees have increased to $3,630 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis. During the six months ended December 31, 2011 and December 31, 2012 and from inception (October 2, 1996) $24,418, 3,394 and $9,492,182 respectively, have been charged to expense. As a result of the foregoing transactions, as of December 31, 2012, the Company had a $56,522 payable to Microphase.

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

During the six months ended December 31, 2011 and 2012 and the period from inception (October 2, 1996), $0, $0 and $16,031,811 respectively, have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations in Discontinued Operations.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On December 31, 2012, Mr. Biderman’s affiliated firm of Palladium Capital Advisors was owed unpaid finders’ fees in the amount of $156,000 which is included in due to related parties.

During the six months ended December 31, 2012, the Company issued 0 shares to consultants who are not considered related parties.

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

Summary of compensation to related parties for the Six Months Ended December 31, 2012

	Durando	Dotoli	Smiley	Biderman	Microphase	Credit	Total
Consulting / Salary	$41,667	$41,667	$41,667				$125,001
Interest	$32,244	$22,484	$18,450				$73,178
Rent					$6,332	$(7,000)	$(668)
G&A					$4,062		$4,062
Finders Fees				$19,500			$19,500
Total compensation for the Three Months Ended December 31, 2012	$73,911	$64,151	$60,117	$19,500	$10,394	$(7,000)	$221,073

Summary of compensation to related parties for the Six Months Ended December 31, 2011

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$60,000	$57,333	$56,667			$174,000
Interest	$26,057	$17,061	$12,313			$55,430
Rent					$21,780	$21,780
G&A					$2,638	$2,638
R&D						$0
Finders Fees				$13,000		$13,000
Stock based compensation (shares issued)*	$2,488,500	$1,858,500	$1,858,500	$252,000	$63,000	$6,520,500
Stock based compensation (options previously issued & repriced)**	$173,316	$103,990	$62,394			$339,700
Total compensation	$2,747,873	$2,036,884	$1,989,874	$265,000	$87,418	$7,127,048
Common stock issued*
Options issued (5years @ 5 cents)**

Summary of payables to related parties as of December 31, 2012
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$470,023	$334,813	$275,127	$1,079,963			$1,079,963
Accrued Wages Officers	$55,667	$55,667	$35,417	$146,751			$146,751
Due to Officers / Affiliates					$156,000	$56,522	$212,522
Interest Payable	$91,015	$61,229	$47,073	$199,317			$199,317

Total Payable to Officers / Affiliates as of December 31, 2012	$616,705	$451,709	$357,617	$1,426,031	$156,000	$56,522	$1,638,553

Summary of payables to related parties as of June 30, 2012
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$456,573	$333,663	$273,177	$1,063,413			$1,063,413
Accrued Wages Officers	$29,167	$29,167	$10,417	$68,751			$68,751
Due to Officers / Affiliates					$150,000	$53,128	$203,128
Interest Payable	$58,771	$38,745	$28,623	$126,139			$126,139

Total Payable to Officers / Affiliates as of June 30, 2012	$544,511	$401,575	$312,217	$1,258,303	$150,000	$53,128	$1,461,431

7.  SUBSEQUENT EVENTS

From January 1, 2013 through February 1, 2013 the Company sold 125 million shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $50,000. The proceeds were used by the Company as working capital.

On January 18, 2013, the Company issued its 12% Convertible Note in the principal amount of $30,000 to Black Arch Opportunity Fund L.P.

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

Non-cash compensation charges . The Company makes extensive use of stock, stock options and warrants as a form of compensation to employees, directors and outside consultants. We incurred non-cash compensation charges totaling $77,023,989 from inception (October 2, 1996) through December 31, 2012.

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

Cumulative losses, net worth and capital needs

The Company has incurred cumulative development stage losses of $203,875,746 and negative cash flow from operations of $88,936,546 from inception through December 31, 2012. The auditors’ report for the fiscal year ended June 30, 2012 includes the statement that "there is substantial doubt of the Company’s ability to continue as a going concern". As of December 31, 2012, the Company had a negative net worth of ($5,503,680) compared to a negative net worth of ($5,502,767) as of June 30, 2012 as a result of continuing net losses, reduced in the current three months primarily by conversions of convertible notes and accrued interest in excess of the net loss for the current period.

The Company has convertible notes funded with JMJ Financial. Draws under this facility for the six months ended December 31, 2011 amounted to $0 (accounted for as a pay-down of notes receivable) and also the collection of $0 of accrued interest (included in the statement of operations). The Company has significant overhang from funded and unconverted portion of these convertible notes in excess of $1 million. The Company anticipates it will need to establish new and additional funding sources for fiscal year 2013. The Company raised $338,000 from private placements of 893,750,000 shares of its common stock plus a $35,000 Convertible Note issued to an Accredited Investor during the six months ended December 31, 2012.  In addition the Company entered into an Equity Line with a fund sponsored by Dutchess Capital and has registered a total of 250 million shares of common stock on an Effective Form S-1 Registration Statement.  Under the terms of the Equity Line, the Company is eligible to “PUT” from time to time to the Dutchess fund at a price equal to 94% of the proceeds received from periodic sales of the common stock in the open market by the Dutchess fund. To date the Company has received $166,428 from the equity line of credit and has remaining 147 million shares of registered common stock remaining that may be PUT every 10 trading days in increments of up to 20 million shares.

While the Company believes it will be able to fund short term capital needs, it will from time to time need to supplement such funding. In the longer term, we estimate that the Company will need to raise approximately $1-5 million of additional capital above these funds through June 30, 2013 in order to fund commercialization of its products. The Company does not expect to derive any material revenue from its nanotechnology product development during the current fiscal year.

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

THREE MONTHS ENDED December 31, 2012 VS. December 31, 2011

REVENUE

Total revenues were $399 for the three months ended December 31, 2012 compared to $1,261 for the three months ended December 31, 2011. Revenues derived in the quarter ended December 31, 2012 consisted of sales of the emergency flashlight.

RESEARCH AND DEVELOPMENT

Research and development expenses were $993 for the three months ended December 31, 2012 as compared to $9,985 during the comparable period in 2011 or a decrease of $8,992. This decrease in spending is a result of completion of its smart nano battery prototype and its emergency flashlight using its mechanically-activated reserve battery as brought to market in its pilot program as well as the Company’ current austerity program with respect to costs.

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

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $301,508 for the three months ending December 31, 2012, down from $346,820 or a decrease of $45,312 from the comparable period in 2011. Administrative expenses were held in check as the Company has made a concentrated effort to freeze or otherwise reduce administrative costs while it seeks to commercialize its smartnanobattery product capabilities and secure more substantial research funding for possible applications of its “smart surfaces” technology.

OTHER (EXPENSE) AND INCOME

Included in this category are non-cash gains and costs associated with convertible debt that include a cost for the change in derivative value of $306,227 plus amortization of debt discount costs of $35,955 plus $18,750 of prepayment fees, resulting in net costs of $360,932 from derivative liabilities associated with the Company’s convertible debt and is not indicative of operating results. Additionally, net interest expense of $71,471 brought  total other expense to $432,403 in the current period. For the same period ended December 31, 2011, net other income totaled $490,224, consisting primarily of net income of $534,509 from derivative liabilities, decreased by interest expense of $44,285.

NET INCOME AND (LOSS)

The Company recorded a net loss of $737,871 for the three months ended December 31, 2012 as compared to net income of $129,992 for the three months ended December 31, 2011. This represents a net loss per common share of ($0) and loss per share of ($0) for the three month periods ended December 31, 2012 and 2011 respectively. The net loss recorded in the current period as compared to the net loss reported for the same period last year is directly attributable to the magnitude of the net gain from derivative liabilities associated with the Company’s convertible debt recorded for the three months ended December 31, 2012 and is not indicative of operating results.

SIX MONTHS ENDED December 31, 2012 VS. December 31, 2011

REVENUE

Total revenues were $2,553 for the six months ended December 31, 2012 compared to $1,261 for the six months ended December 31, 2011.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1,986 for the six months ended December 31, 2012 as compared to $51,388 during the comparable period in 2011 or a decrease of $ 49,402. This decrease in spending is a result of completion of its smart nano battery prototype and its emergency flashlight using its mechanically-activated reserve battery as brought to market in its pilot program

Subject to available funds, the Company expects to increase its research and development efforts throughout fiscal years 2013 and 2014. Such research is expected to focus on other applications for “smart surfaces” including the Smart Nano Battery. The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for both commercial and defense applications.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $584,588 for the six months ending December 31, 2012, down from $7,235,282 or a decrease of $6,650,694 from the comparable period in 2011. Recurring administrative expenses were held in check as the Company has made a concentrated effort to freeze or otherwise reduce administrative costs while it seeks to commercialize its smartnanobattery product capabilities and secure more substantial research funding for possible applications of its “smart surfaces” technology. The decrease was due primarily to the award of stock to the officers and directors on August 25, 2011, generating a non-cash charge of $6,520,500. Additionally, there was a non-cash charge of $14,154 for the amortization of deferred compensation from the re-pricing of options on the same date.

OTHER (EXPENSE) AND INCOME

Included in this category for the current quarter are non-cash gains and costs associated with convertible debt that include a non-cash gain for the change in derivative value of $465,014, which when combined with amortization of debt discount costs of $128,493 and prepayment fees of $36,250, resulted in a net gain of $300,271from derivative liabilities associated with the Company’s convertible debt and is not indicative of operating results.

In addition, in the current six months ended December 31, 2012, net other income totaled $158,857, consisting primarily of net gains of $300,271 from derivative liabilities, reduced by interest expense of $141,414. For the same period in the prior fiscal year ended December 31, 2011, net interest expense of $114,975 and net gains from derivative liabilities of $1,358,963  brought total other income to $1,245,119.

NET INCOME AND (LOSS)

The Company recorded a net loss of $444,839 for the six months ended December 31, 2012 as compared to a net loss of $6,049,229 for the six months ended December 31, 2011. This represents a net loss per common share of $0 and net income per share (basic and diluted) of $0 for the six month periods ended December 31, 2012 and 2011 respectively. The net loss recorded in the current period as compared to the size of the net income reported for the same period last year is directly attributable to the magnitude of the additional stock compensation in the prior period, and is not indicative of operating results.

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

During the six months ended December 31, 2011 and December 31, 2012 and from inception (October 2, 1996),  $24,418, 3,394 and $9,488,788  respectively, have been charged to expense. As a result of the foregoing transactions as of December 31, 2012, the Company had a $56,522 payable to Microphase.

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

During the six months ended December 31, 2011 and 2012 and the period from inception (October 2, 1996), $0, $0 and $16,031,811 respectively, have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On December 31, 2012, Mr. Biderman’s affiliated firm of Palladium Capital Advisors was owed unpaid finders’ fees in the amount of $156,000, which is included in due to related parties.

During the six months ended December 31, 2011, the Company issued 0 shares to consultants who are not considered related parties.

Transactions with Officers

At various points during past fiscal years the Messrs, Durando, Dotoli and Smiley provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand. During thefirst quarter of the fiscal year ended June 30, 2011, the Board of Directors authorized a conversion feature on these notes into shares of commons stock at the discretion of the holder provided such shares are authorized and available at a conversion price of $.0040 per share, which was comparable to private placements done during that quarter.

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Six Months Ended December 31, 2012
	Durando	Dotoli	Smiley	Biderman	Microphase	Credit	Total
Consulting / Salary	$41,667	$41,667	$41,667				$125,001
Interest	$32,244	$22,484	$18,450				$73,178
Rent					$6,332	$(7,000)	$(668)
G&A					$4,062		$4,062
Finders Fees				$19,500			$19,500
Total compensation for the Three Months Ended December 31, 2012	$73,911	$64,151	$60,117	$19,500	$10,394	$(7,000)	$221,073

Summary of compensation to related parties for the Six Months Ended December 31, 2011

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$60,000	$57,333	$56,667			$174,000
Interest	$26,057	$17,061	$12,313			$55,430
Rent					$21,780	$21,780
G&A					$2,638	$2,638
R&D						$0
Finders Fees				$13,000		$13,000
Stock based compensation (shares issued)*	$2,488,500	$1,858,500	$1,858,500	$252,000	$63,000	$6,520,500
Stock based compensation (options previously issued & repriced)**	$173,316	$103,990	$62,394			$339,700
Total compensation	$2,747,873	$2,036,884	$1,989,874	$265,000	$87,418	$7,127,048
Common stock issued*
Options issued (5years @ 5 cents)**

Summary of payables to related parties as of December 31, 2012
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$470,023	$334,813	$275,127	$1,079,963			$1,079,963
Accrued Wages Officers	$55,667	$55,667	$35,417	$146,751			$146,751
Due to Officers / Affiliates					$156,000	$56,522	$212,522
Interest Payable	$91,015	$61,229	$47,073	$199,317			$199,317
Total Payable to Officers / Affiliates as of December 31, 2012	$616,705	$451,709	$357,617	$1,426,031	$156,000	$56,522	$1,638,553
Summary of payables to related parties as of June 30, 2012
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$456,573	$333,663	$273,177	$1,063,413			$1,063,413
Accrued Wages Officers	$29,167	$29,167	$10,417	$68,751			$68,751
Due to Officers / Affiliates					$150,000	$53,128	$203,128
Interest Payable	$58,771	$38,745	$28,623	$126,139			$126,139
Total Payable to Officers / Affiliates as of June 30, 2012	$544,511	$401,575	$312,217	$1,258,303	$150,000	$53,128	$1,461,431

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative development stage losses of $203,875,746, and negative cash flow from operations of $88,936,546 as of December 31, 2012. The auditors’ report for the fiscal year ended June 30, 2012 includes the statement that "there is substantial doubt of the Company’s ability to continue as a going concern". As of December 31, 2012, the Company had a negative net worth of ($5,503,680) compared to a negative net worth of ($5,502,767) as of June 30, 2012 as a result of continuing net losses, reduced in the current three months primarily by conversions of convertible notes and accrued interest in excess of the net loss for the current period.

The Company raised $338,000 from private placements of 893,750,000  shares of its common stock during the six months ended December 31, 2012. The Company supplemented this funding with a new convertible note arrangement with Asher Enterprises, Inc. which provided $35,000 of funding in December of 2012. In addition, the Company entered into a $10,000,000 equity line of Credit with Dutchess Opportunity Fund II, LLC in December of 2011. Under the equity line, the Company is eligible to “PUT” to the fund, 20,000,000 shares of its common stock during any pricing period. The Company has registered a total of $250,000,000 shares of its common stock on a Form S-1 Registration Statement with the Securities and Exchange Commission that was declared effective on January 17, 2012 in connection with the Dutchess Equity Line. As of December 31, 2012, the Company has received $166,428 of proceeds under the Equity Line and has 147,000,0000 shares of common stock remaining under the Form S-1 that have not been PUT to the equity line provider. The amount of proceeds to be received under the Equity Line, will depend upon the stock price of the Company at the various points in time it exercises the Put Option.

While the Company believes the Equity Line will fund short term capital needs it may from time to time need to supplement such funding. In the longer term, we estimate that the Company will need to raise approximately $1-5 million of additional capital above the funds anticipated from the monthly payments by JMJ to meet longer term liquidity needs through June 30, 2013. Such monies would be necessary primarily to fund expenditures for commercialization and distribution of its emergency flashlight product which includes the Company’s active reserve battery contained therein. The Company does not expect to derive any material revenue from its nanotechnology product development until after a deployment and custom tailoring of its Smart Nanobattery takes place by the Army which the Company currently estimates could occur during the next 18 months. The Company has been seeking high-end products distributors with which to establish licensing or distribution agreements in order to maximize potential revenue associated with the product.

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

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at December 31, 2012.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time mPhase may be involved in various legal proceedings and other matters arising in the normal course of business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All proceeds received from the following financings were used by the Company for working capital needs.

Private Placements

During the six months ended December 31, 2012, the Company issued 893,750,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $357,500 and incurring finder’s fees in the amount of $19,500. The proceeds were used by the Company as working capital.

During the six months ended December 31, 2011, the Company issued 20 million shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $80,000 and paying finder’s fees in the amount of $8,000. The proceeds were used by the Company as working capital.

Stock Based Compensation

During the six months ended December 31, 2012, the Company did not issue any stock compensation, warrants or options to officers or employees and issued no shares of its common stock to consultants.

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

Conversion of Debt Securities

During the six months ended December 31, 2012, there were no conversions of convertible debt into common stock of the Company.

During the six months ended December 31, 2011, $351,006 of convertible debt and accrued interest thereon was converted into 88,448,476 shares of common stock.

Long Term Convertible Debentures / Notes Receivable / Debt Discount

The Company had 5 separate convertible debt arrangements (#’s 3, 7, 8, 9 & 10) with independent investors active during the six months ended December 31, 2012.

During the six months ended December 31, 2012, $0 of these convertible debt arrangements and accrued interest thereon was converted into 0 shares of common stock. These transactions are intended to provide liquidity and capital to the Company and are summarized below.

Arrangement #1 (JMJ Financial, Inc.)

On November 17, 2009, the Company received a total of $186,000 of proceeds in connection with a new financing agreement with JMJ Financial. This transaction consists of the following: 1) a convertible note in the amount of $1,200,000 plus a one-time interest factor of 12% ($144,000) and a maturity date of September 23, 2012 and (2) a secured promissory note in the amount of $1,100,000 plus a one-time interest rate factor of 13.2% ($144,000 each) and a maturity date of September 23, 2012 due from the holder of the convertible note. Conversion of outstanding principal into shares of common stock is at the option of the holder. The number of shares into which this note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion

To date the Company has received a total of $639,500 in cash and has issued 322,187,500 shares of common stock to the holder upon conversions of $325,440 of principle and $994,766 of conversion fees. The remaining $604,600 of cash which was to be received from the holder plus accrued and unpaid interest was convertible into shares of common stock at the option of the holder. Upon receipt, in full, of cash by the Company equaling the purchase price of the convertible note plus interest or any portion thereof payable through maturity, the holder may convert such portion of the total amount of interest funded that would accrue to maturity into additional shares of common stock. Based upon the price of the Company’s common stock on June 30, 2011 of $.0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 222,142,857 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated. At June 1, this note was combined with arrangement #4 JMJ Financial, Inc.

During the year ended June 30, 2011 the holder converted $33,750 of principal into 10,000,000 shares of common stock and amortization of debt discount amounted to $412,332, reducing the debt discount balance to $100,000.

During the year ended June 30, 2012, the Company reduced the note payable and debt discount by $42,000 in proportion with the amount funded to the total original funding commitment and amortization of debt discount amounted to $27,067 reducing the balance to $30,933. Also during the year ended June 30, 2012, the Company had incurred $994,766 of conversion fees which together with $291,690 of principle was converted into 322,187,500 shares of common stock. At June 30, 2012 this convertible note had $372,060 outstanding which was combined with arrangement #3 JMJ Financial, Inc.

Arrangement #2 (JMJ Financial, Inc.)

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

During the fiscal year ended June 30, 2012, the Company reduced the note payable and debt discount by $79,000 in proportion with the amount funded to the total original funding commitment and amortization of debt discount amounted to $8,573 reducing the balance to $12,427. As of June 30, 2012, this convertible note has $321,000 outstanding which was combined with arrangement #3 JMJ Financial, Inc.

Arrangement #3 (JMJ Financial, Inc.)

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

As of June 30, 2012, this convertible note has $109,000 outstanding, which when combined with arrangements #8 and #9 totaled $802,060, which the Company entered into an amended agreement on June 1, 2012 whereby the Company agreed to make payments of principle and interest of $37,018 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. Also as of June 30, 2012 the derivative value of the embedded conversion feature of this arrangement when combined with arrangements #2 and #3 totaled $0; which when compared to the combine value of $1,567,512 created a non-cash credit to earnings of $1,567,512 in fiscal 2012. As of June 30, 2012 and December 31, 2012 the combined arrangements with JMJ in this note would be convertible into 200,515,000 at the conversion floor price of $.004; and only so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement. The Company has not made any payments of the $37,018 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance..

Arrangement #4 (J. Fife)

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

At the time of the transaction (March 5, 2010) the derivative value of this security was calculated to be $193,767 and the debt discount was valued at $243,767. As of June 30, 2011 and 2012 this liability was estimated to be $78,059 and $0, respectively, creating a non-cash credit to earnings of $78,059 in fiscal 2012. During the year ended June 30, 2011 the holder converted $398,245 of principal into 65,280,866 shares of common stock and amortization of debt discount amounted to $ 227,621, reducing the balance of the debt discount to $ 0. During the year ended June 30, 2012 the holder converted the remaining principal of $234,755, contractual charges of $74,848 and accrued interest of $77,895 into 161,041,617 shares of common stock and $0 remains outstanding at June 30, 2012. .

Arrangement #5 (J. Wright)

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

The Company has taken the position that this note was converted in full during the fiscal year ended June 30, 2012 together with accrued interest of $1,900 for 18,000,000 shares of common stock

Arrangement #6 (St. George Investments)

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $137,481 and the loan discount totaled $194,981 for the initial tranche and the embedded conversion feature of this security and the warrant for a second tranche of the Convertible Note was calculated to be $46,379. On June 30, 2012, given the changes in the Company’s stock price during the 20 day look-back period for June 30, 2012 and conversions during the period this estimated liability had increased from $183,860 to $771,079, an increase this period of $587,219, creating a non-cash charge to earnings for the twelve months ended June 30, 2012 of that amount. During the twelve month period ended June 30, 2012 amortization of debt discount amounted to $185,456 reducing the combined balance to $55,903. On September 30, 2012, given the changes in the Company’s stock price during the 20 day look-back period for  September 30, 2012 this estimated liability had decreased to $110,455, a decrease this period of $660,624, creating a non-cash credit to earnings for the three months ended September 30, 2012 of that amount. During the three month period ended September 30, 2012 amortization of debt discount amounted to $42,813 reducing the combined balance to $13,090. On December 31, 2012, given the changes in the Company’s stock price during the 20 day look-back period for December 31, 2012, this estimated liability had increased to $418,363, an increase this period of $307,909, creating a non-cash charge to earnings for the three months ended December 31, 2012.

The company entered into an amended agreement on June 1, 2012, when principle of $557,500 accrued interest of $66,338 and $95,611 of contractual charges totaled $719,449; with this noteholder whereby the Company agreed to make payments of principle and interest of $33,238 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. As of September 30, 2012 this note would be convertible into 789,645,351 shares of common stock at the original terms. The Company has not made any payments of the $33,238 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance (see note 4). On November 20, 2012, mPhase Technologies, Inc. (the “Company”) formally received an Event of Default and Redemption Notice dated November 16, 2012 with respect to an 8% Convertible Note dated September 13, 2011 issued by the Company to St. George Investments LLC and assigned to John Fife. The notice included alleged defaults with respect to payments owed by the Company under the Convertible Note and the failure to convert the Note into shares of the Company’s common stock. The alleged amount owed according to the notice is approximately $902,279. The Company believes it has affirmative defenses to the actions of the holder of the Convertible Note as well as counterclaims against the Holder.

Arrangement#7- Asher Enterprises, Inc.

On November 17, 2011, the Company issued to Asher Enterprises, Inc. a Convertible Note plus a Warrant in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $53,000 in gross proceeds, net of $3000 closing fees. The instrument is in the principal amount of $53,000 and matures on November 17, 2012. Interest only is payable at the rate of 8% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $47,970 and the loan discount totaled $50,970. During the fiscal year ended June 30, 2012, this Convertible Note was converted, in full, into 162,749,128 shares of common stock.

Arrangement#8- (Asher Enterprises, Inc II.)

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

On July 11, 2012, the Company prepaid in full, in cash, this Convertible Note, together with $1,388 of interest and a $17,500 prepayment fee charged to expense during the six months ended December 31, 2012.

Arrangement#9- (Asher Enterprises, Inc. III )

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

On September 30, 2012, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had decreased to $17,038, a decrease this period of $48,991 creating a non-cash credit to earnings of that amount. During the three month period ended September 30, 2012, amortization of debt discount amounted to $6,201 reducing the balance to $8,335. On December 5, 2012, the Company prepaid, in full, in cash, this Convertible Note, together with $1,479 of interest and an $18,750 prepayment fee charged to expense during the six months ended December 31, 2012.

Arrangment #10 (Asher Enterprises, Inc. IV)

On December 8, 2012 the Company issued to Asher Enterprises, Inc. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $37,500 in gross proceeds, net of $2,500 closing fees. The instrument is in the principal amount of $33,000 and matures on January 5, 2013. Interest only is payable at the rate of 8% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $24,966 and the loan discount totaled $27,466. On December 31, 2012, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had increased to $40,023, an increase this period of $15,357 creating a non-cash charge to earnings of that amount. During the three month period ended December 31, 2012, amortization of debt discount amounted to $4,634 reducing the balance to $22,832. Based upon the  price of the Company’s common stock on December 31, 2012, this Note is convertible into approximately 35,399,436 shares of common stock.

EQUITY LINE OF CREDIT

The Company entered into a $10,000,000 equity line of Credit with Dutchess Opportunity Fund II, LLC in December of 2011. Under the equity line, the Company is eligible to “PUT” to the fund, 20,000,000 shares of its common stock during any pricing period. The Company has registered a total of 250 million  shares of its common stock on a Form S-1 Registration Statement with the Securities and Exchange Commission that was declared effective on January 17, 2012 in connection with the Dutchess Equity Line. As of December 31, 2012, the Company has received $166,428 of proceeds under the Equity Line and has remaining 147 million shares of its common stock registered on Form S-1 that can be PUT to the equity credit line provider from time to time. The amount of proceeds to be received under the Equity Line, will depend upon the stock price of the Company at the various points in time it exercises the Put Option. Under the terms of the equity credit line the Company may put up to 20 million shares of its common stock to the equity line provider during any 10 day trading period.

During the six months ended December 31, 2012, the Company has received $21,000 of proceeds under the Dutchess Equity Line.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

On November 20, 2012, mPhase Technologies, Inc. (the “Company”) formally received an Event of Default and Redemption Notice dated November 16, 2012 with respect to an 8% Convertible Note dated September 13, 2011 issued by the Company to St. George Investments LLC and assigned to John Fife. The notice included alleged defaults with respect to payments owed by the Company under the Convertible Note and the failure to convert the Note into shares of the Company’s common stock. The alleged amount owed according to the notice is approximately $902,279. The Company believes it has affirmative defenses to the actions of the holder of the Convertible Note as well as counterclaims against the Holder

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

1. Form 8k dated November 23, 2012 reporting a Triggering Event of Default and Redemption Notice with respect to an 8% Convertible Note dated September 13, 2011 issued by the Company to St. George Investments LLC and assigned to John Fife.

2. Form 8k dated December 13, 2012 reporting a private placement of a convertible note issued to Asher Enterpirses, Inc. in the amount of $37,300.

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

mPHASE TECHNOLOGIES, INC.

Dated: February 11, 2013	By: /s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President Chief Financial Officer and General Counsel