Form 10-Q
period 2013-03-31
MPHASE TECHNOLOGIES INC
filed 2013-05-13
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED March 31, 2013

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

YES ☒          NO ☐

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF April 26, 2013 IS 4,898,212,729 SHARES, ALL OF ONE CLASS OF $.001 PAR VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION	3
Item 1	Consolidated Balance Sheets June 30, 2012 (Audited) and March 31, 2013 (Unaudited)	3
	Unaudited Consolidated Statements of Operations-Three Months Ended March 31, 2012 and 2013 and from October 2, 1996 (Date of Inception) to March 31, 2013	4
	Unaudited Consolidated Statements of Operations-Nine Months Ended March 31, 2012 and 2013 and from October 2, 1996 (Date of Inception) to March 31, 2013	5
	Unaudited Consolidated Statement of Changes in Shareholders’ Equity (Deficit) Nine Months Ended March 31, 2013	6
	Unaudited Consolidated Statements of Cash Flow-Nine Months Ended March 31, 2012 and 2013 and from October 2, 1996 (Date of Inception) to March 31, 2013	7
	Notes to Consolidated Financial Statements	8
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4	Controls and Procedures	31
PART II	OTHER INFORMATION	32
Item 1.	Legal Proceedings	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	38
Item 4.	(Removed and Reserved)	38
Item 5.	Other Information	38
Item 6	Exhibits and Reports on Form 8-K	38
Signature Page		39

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	March 31,
	2012	2013
		(unaudited)
ASSETS
CURRENT ASSETS
Cash	$39,913	$392
Inventory	86,494	72,324
Prepaid and other current assets	26,653	35,785
TOTAL CURRENT ASSETS	$153,060	$108,501

Property and equipment, net	33,141	21,162

TOTAL ASSETS	$186,201	$129,663

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$826,379	$954,947
Accrued expenses	91,591	172,263
Due to related parties	203,128	212,398
Accrued Wages Officers	68,751	206,751
Notes payable, related parties	1,189,552	1,293,755
Short term notes	65,000	65,000
Accounts Payable and Accrued Expenses-Discontinued Activities	863,594	863,594
Current Portion, Long term convertible debentures	522,980	1,177,853
Current Portion, Long term debt	12,864	7,902

TOTAL CURRENT LIABILITIES	$3,843,839	$4,954,463

Long term portion Equipment loan	3,451	-

OTHER OBLIGATIONS CONVERTIBLE TO EQUITY- (Note 3 )
Convertible debt derivative liability	898,734	597,153
Long term portion of Convertible debt, net of discount of $128,793 and $116,772 on June 30, 2012 and March 31, 2013, respectively	942,944	348,092

COMMITMENTS AND CONTINGENCIES -(Note 4)

STOCKHOLDERS' DEFICIT
Common stock, par value $.001, 6,000,000,000 shares authorized, 3,666,051,851 and 4,796,096,966 shares issued and outstanding at June 30, 2012 and March 31, 2013, respectively	3,666,051	4,796,096
Additional paid in capital	194,468,219	193,873,933
Deferred Compensation	(198,157)	(70,768)
Deficit accumulated during development stage	(203,430,907)	(204,361,333)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	$(5,502,767)	(5,770,045)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$186,201	$129,663

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations

			2-Oct-96
			(Date of
	For the Three Months Ended		Inception)
	March 31,	March 31,	March 31,
	2012	2013	2013
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$241	$372	$748,066

COSTS AND EXPENSES

Cost of Sales	129	307	144,466

Research and Development (including non-cash stock related charges of $0, $0 and $205,733 for the three months ended March 31, 2012 & 2013 and inception to date respectively)	993	993	12,313,915

General and Administrative (including non-cash stock related charges of $42,463, $42,463 and $19,586,020 for the three months ended March 31, 2012 & 2013 and inception to date respectively)	359,040	267,776	36,003,605

Depreciation and Amortization	3,681	3,000	601,827

TOTAL COSTS AND EXPENSES	363,843	272,076	49,063,813

OPERATING LOSS	$(363,602)	$(271,704)	$(48,315,747)

OTHER INCOME (EXPENSE)
Interest (Expense)	(72,353)	(74,922)	(3,187,428)
Net Reparation, Impairment and Other Income (Expense)	0	(92,000)	(6,801,781)
Net Credits (Charges) related to Convertible Debt	(370,324)	(46,961)	(1,517,346)

TOTAL OTHER INCOME (EXPENSE)	$(442,677)	$(213,883)	(11,506,555)

Loss From Continuing Operations, before Income Taxes	$(806,279)	$(485,587)	$(59,822,308)

Income (Loss) From Discontinued Operations,
Net of Income Taxes of $0 in 2012 and 2013,
offset by benefit from tax loss carryforwards of $0 in 2012 and 2013
(including non-cash stock related charges of $0, $0 and $57,515,718 for the
three months ended March 31, 2012 & 2013 and inception to date respectively)	-	-	(144,539,031)

Income Taxes	-	-

Net Income (Loss)	$(806,279)	$(485,587)	$(204,361,333)

Basic Net income (loss) per share from:
Continuing Operations	$-	$-
Discontinued Operations	$-	$-

Diluted Net income (loss) per share from:
Continuing Operations	$ N/A	$ N/A
Discontinued Operations	$ N/A	$ N/A

Weighted Average Number of Shares Outstanding;
Basic	2,971,015,232	4,672,237,186
Diluted	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations

			2-Oct-96
			(Date of
	For the Nine Months Ended		Inception)
	March 31,	March 31,	March 31,
	2012	2013	2013
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$1,502	$2,925	$748,066

COSTS AND EXPENSES

Cost of Sales	1,706	13,982	144,466

Research and Development (including non-cash stock related charges of $0, $0 and $205,733 for the nine months ended March 31, 2012 & 2013 and inception to date respectively)	52,381	2,979	12,313,915

General and Administrative (including non-cash stock related charges of $6,746,740, $127,389 and $19,586,020 for the nine months ended March 31, 2012 & 2013 and inception to date respectively)	7,594,323	852,364	36,003,605

Depreciation and Amortization	11,043	9,000	601,827

TOTAL COSTS AND EXPENSES	7,659,453	878,325	49,063,813

OPERATING LOSS	$(7,657,951)	$(875,400)	$(48,315,747)

OTHER INCOME (EXPENSE)
Interest (Expense)	(187,328)	(216,336)	(3,187,428)
Net Reparation, Impairment and Other Income (Expense)	1,131	(92,000)	(6,801,781)
Net Credits (Charges) related to Convertible Debt	988,640	253,310	(1,517,346)

TOTAL OTHER INCOME (EXPENSE)	802,443	(55,026)	(11,506,555)

Income (Loss) From Continuing Operations, before Income Taxes	$(6,855,508)	$(930,426)	$(59,822,302)

Income (Loss) From Discontinued Operations,
Net of Income Taxes of $0 in 2012 and 2013
offset by benefit from tax loss carryforwards of $0 in 2012 and 2013
(including non-cash stock related charges of $0, $0 and $57,515,718 for the
nine months ended March 31, 2012 & 2013 and inception to date respectively)	-	-	(144,539,031)

Income Taxes	-	-

Net Income (Loss)	$(6,855,508)	$(930,426)	$(204,361,333)

Net loss per share from:
Continuing Operations-Basic	$-	$-
Discontinued Operations-Basic	$-	$-

Continuing Operations-Diluted	N/A	N/A
Discontinued Operations-Diluted	N/A	N/A

Weighted Average Number of Shares Outstanding;
Basic	2,605,049,058	4,381,966,680
Diluted	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED MARCH 31, 2013

	Common Stock			Additional			Shareholders'
		$.001 Par	Treasury	Paid in	Deferred	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Compensation	Deficit	Equity

Balance June 30, 2012	3,666,051,851	$3,666,051	$(7,973)	$194,468,219	$(198,157)	$(203,430,907)	$(5,502,767)

Issuance of Common Stock to accredited investors in private placements, net of $26,500 fees and $92,000 of reparation expense	1,109,750,000	1,109,750	-	(613,750)	-	-	496,000

Amortization of deferred stock compensation	-	-	-	-	127,389	-	127,389

Common Stock issued to cover the exercise of Put advances under Equity Line of Credit, net of $3,352 transacion fees	20,295,115	20,295	-	19,464	-	-	39,759

Net Income for the Nine Months Ended March 31, 2013	-	-	-	-	-	(930,426)	(930,426)

Balance March 31, 2013	4,796,096,966	$4,796,096	$(7,973)	$193,873,933	$(70,768)	$(204,361,333)	$(5,770,045)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended		(Date of Inception)
	March 31,	March 31,	March 31,
	2012	2013	2013
Cash Flow From Operating Activities:
Net Income (Loss) From Continuing Operations	$(6,855,508)	$(930,426)	$(59,822,302)
Net Income (Loss) From Disontinued Operations	$-	$-	$(144,539,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,524	11,979	$7,490,736
(Gain) loss on debt extinguishments	-	-	$(1,350,301)
Non-cash charges relating to issuance of common stock, common stock options and warrants	6,645,300	-	$77,023,989
Reparation charges	-	92,000	$8,356,264
Derivative Value and Debt Discount charges	(988,640)	(253,310)	$2,150,497
Write off of Granita Inventory/ Sovereign Investment	-	-	$615,910
Other non cash charges including amortization of deferred compensation and beneficial conversion interest expense	102,771	127,389	$2,985,524
Changes in assets and liabilities:
Accounts receivable	-	-	$427,876
Inventories	2,590	14,170	$(582,795)
Prepaid expenses and Other current assets	(2,763)	(9,132)	$45,276
Other	(12,500)	-	$894,035
Accounts payable, Accrued expenses, Deferred revenue	159,930	322,043	$9,773,663
Due to/from related parties
Microphase / Janifast/Lintel	12,431	9,270	$5,523,457
Officers and Other	22,916	138,000	$1,924,497
Net cash used in operating activities	$(899,949)	$(478,017)	$(89,082,705)

Cash Flow from Investing Activities:
Payments related to patents and licensing rights	-	-	$(450,780)
Purchase of fixed assets	(7,129)	-	$(3,315,622)
Investment in Sovereign	-	-	$(110,000)
Net Cash (used) in investing activities	$(7,129)	$-	$(3,876,402)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock, exercises of warrants, net of finders fees	262,702	443,759	$83,905,566
Payment of short term notes & equipment loans	(8,492)	(8,413)	$(1,318,698)
Advances from Microphase	-	-	$347,840
Issuance of Convertible Debentures	607,500	83,000	$1,494,500
Cash repayment of Convertible Debentures	-	(72,500)	$(72,500)
Net Proceeds (Repayment) from notes payable related parties	45,400	(7,350)	$(250,709)
Proceeds from the collection of Notes Receivable under securities purchase agreements	-	-	$8,339,500
Sale of minority interest in Granita subsidiary	-	-	$514,000

Net cash provided by financing activities	$907,110	$438,496	$92,959,499

Net increase (decrease) in cash	$32	$(39,521)	$392

CASH AND CASH EQUIVALENTS, beginning of period	1,744	39,913	-
CASH AND CASH EQUIVALENTS, end of period	$1,776	$392	$392

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for them nine months ending March 31, 2013 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2012.

Through March 31, 2013, the Company had incurred cumulative (a) development stage losses totaling $204,361,333, (b) stockholders’ deficit of $5,770,045 and (c) negative cash flow from operations equal to $89,082,705. At March 31, 2013, the Company had $392 of cash and $0 of trade receivables to fund short-term working capital requirements. In addition, the Company relies on the continuation of funding under certain convertible securities agreements (See Note 3). The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

INVENTORY

The Company uses the First In First Out method (FIFO) to account for inventory which is carried at cost. As of June 30, 2012, inventory consisted primarily of Emergency Flashlights and their component parts and was valued at $86,494. As of March 31, 2013, (unaudited) inventory consisted primarily of Emergency Flashlights and was valued at $72,324. Appropriate reserves have been taken to assure that the cost of such inventory does not exceed the expected resale value of each configuration of the component parts as specified for the current and pending higher end models of the Emergency Flashlight line.

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

LOSS PER COMMON SHARE, BASIC AND DILUTED

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had warrants to purchase 16,780,639 shares of its common stock and options to purchase 104,725,000 shares of its common stock outstanding at March 31, 2013, as well as convertible debentures and convertible notes plus accrued interest thereon held by officers of the Company, subject to availability, convertible into approximately 603,288,876 and 323,438,718 shares of the Company’s common stock based upon the conversion terms at March 31, 2013. In periods reporting a loss the inclusion of warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share and have been omitted in such computation.

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

2.	SUPPLEMENTAL CASH FLOW INFORMATION

For the nine months ended March 31,

	2012	2013
Statement of Operation Information:

Interest Accrued Unpaid	$170,046	$346,767
Extension & Conversion Fees on Convertible Debt	$499,962	$-
Commitment Fee Equity Line of Credit	$124,800	$-
Prepayment Fees on Convertible Debt Repaid in Cash	$-	$36,250

Non Cash Investing and Financing Activities:

Conversion of Convertible Debt and Accrued Interest	$1,191,354	$-
Beneficial Conversion of Officers’ Notes and	$2,320	$-

3.	EQUITY TRANSACTIONS AND CONVERTIBLE DEBT

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

Effective June 2005, June 2006, and June 2008, the Company received authorization to increase the number of authorized shares to 500 million, 900 million and 2 billion, respectively. On April 25, 2009, July 15, 2010, and again on November 1, 2010, the Board of Directors approved motions to further increase, subject to shareholder approval, the authorized shares of common stock to 3 billion shares, 4 billion shares and 6 billion shares, respectively. The latest increase in the number of authorized shares of common stock to 6 billion was approved at a Special Meeting of Shareholders of the Company held on June 29, 2011, so that as of March 31, 2013 the Company has 6 billion authorized shares of common stock.

Private Placements

During the nine months ended March 31, 2012, the Company issued 20,000,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $80,000 and paid finder’s fees in the amount of $8,000. The proceeds were used by the Company as working capital.

During the nine months ended March 31, 2013, the Company issued 1,109,750,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $430,500 and incurring finder’s fees in the amount of $26,500, which included 40,000,000 shares issued to effect a re-pricing of prior investments resulting in reparation expense of $92,000 for the period. The proceeds were used by the Company as working capital.

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

During the nine months ended March 31, 2013, the Company did not issue any stock compensation, warrants or options to officers or employees and issued no shares of its common stock to consultants.

Conversion of Debt Securities

During the nine months ended March 31, 2013, no amounts due for convertible debt and accrued interest thereon were converted into any shares of common stock.

During the nine months ended March 31, 2012, $1,191,355 of convertible debt and accrued interest thereon was converted into 373,790,093 shares of common stock.

Long Term Convertible Debentures / Notes Receivable / Debt Discount

The Company had 5 separate convertible debt arrangements with independent investors active during the quarter ended March 31, 2013.

During the nine months ended March 31, 2013 no amounts due for these convertible debt arrangements and accrued interest thereon were converted into any shares of common stock. These transactions are intended to provide liquidity and capital to the Company and are summarized below.

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

As of June 30, 2012, this convertible note has $109,000 outstanding, which when combined with arrangements #8 and #9 totaled $802,060, which the Company entered into an amended agreement on June 1, 2012 whereby the Company agreed to make payments of principle and interest of $37,018 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. Also as of June 30, 2012 the derivative value of the embedded conversion feature of this arrangement when combined with arrangements #2 and #3 totaled $0; which when compared to the combine value of $1,567,512 created a non-cash credit to earnings of $1,567,512 in fiscal 2012. As of June 30, 2012 and March 31, 2013, the combined arrangements with JMJ in this note would be convertible into 200,515,000 at the conversion floor price of $.004; and only so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement. The Company has not made any payments of the $37,018 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance.

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

At the time of the transaction (March 5, 2010) the derivative value of this security was calculated to be $193,767 and the debt discount was valued at $243,767. As of June 30, 2011 and 2012 this liability was estimated to be $78,059 and $0, respectively, creating a non-cash credit to earnings of $78,059 in fiscal 2012. During the year ended June 30, 2011 the holder converted $398,245 of principal into 65,280,866 shares of common stock and amortization of debt discount amounted to $ 227,621, reducing the balance of the debt discount to $ 0. During the year ended June 30, 2012 the holder converted the remaining principal of $234,755, contractual charges of $74,848 and accrued interest of $77,895 into 161,041,617 shares of common stock and $0 remained outstanding at June 30, 2012.

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

The Company and the holder had negotiations with respect to a final repayment arrangement of the Convertible Note. The Company has issued the holder 18 million shares of its common stock for repayment through a conversion and the holder has accepted the conversion and the amount of shares issued in satisfaction of the obligation.

All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $4,660 and the debt discount totaled the same.

The Company has taken the position that this note was converted in full during the fiscal year ended June 30, 2012 together with accrued interest of $1,900 for 18,000,000 shares of common stock. On February 11, 2013, the Holder formally accepted the 18,000,000 shares of common stock as payment in full of the Convertible Note and agreed to cancel the Warrant.

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

During the twelve month period ended June 30, 2012 amortization of debt discount amounted to $185,456 reducing the combined balance to $55,903. On March 31, 2013, given the changes in the Company’s stock price during the 20 day look-back period for  March 31, 2013, this estimated liability had decreased to $441,965, a decrease this period of $329,114, creating a non-cash credit to earnings for the nine months ended March 31, 2013 of that amount. During the nine month period ended March 31, 2013, amortization of debt discount amounted to $55,903, reducing the combined balance to $0.

The company entered into an amended agreement on June 1, 2012, when principle of $557,500 accrued interest of $66,338 and $95,611 of contractual charges totaled $719,449; with this noteholder whereby the Company agreed to make payments of principle and interest of $33,238 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. As of September 30, 2012 this note would be convertible into 789,645,351 shares of common stock at the original terms. The Company has not made any payments of the $33,238 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance (see note 4). On November 20, 2012, mPhase Technologies, Inc. (the “Company”) formally received an Event of Default and Redemption Notice dated November 16, 2012 with respect to an 8% Convertible Note dated September 13, 2011 issued by the Company to St. George Investments LLC and assigned to John Fife. The notice included alleged defaults with respect to payments owed by the Company under the Convertible Note and the failure to convert the Note into shares of the Company’s common stock. The alleged amount owed according to the notice is approximately $902,279. The Company believes it has affirmative defenses to the actions of the holder of the Convertible Note as well as counterclaims against the Holder. As of March 31, 2013, this note would be convertible into 327,729,741 shares of common stock at the original terms.

Arrangement #7 (Asher Enterprises, Inc.)

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

Arrangement #8 (Asher Enterprises, Inc II)

On January 5, 2012 the Company issued to Asher Enterprises, Inc. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $35,000 in gross proceeds, net of $2,500 closing fees. The instrument is in the principal amount of $35,000 and matures on January 5, 2013. Interest only is payable at the rate of 8% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.  On July 11, 2012, the Company prepaid, in full, in cash, this Convertible Note, together with $1,388 of interest and a $17,500 prepayment fee charged to expense during the nine months ended March 31, 2013.

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $18,137 and the loan discount totaled the same. On June 30, 2012, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had increased to $66,029, an increase this period of $47,892 creating a non-cash charge to earnings of that amount. During the twelve month period ended June 30, 2012 amortization of debt discount amounted to $3,601 reducing the balance to $14,536. Based upon the price of the Company’s common stock on June 30, 2012, this note was convertible into approximately 115,030,675 shares of common stock.

On September 30, 2012, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had decreased to $17,038, an decrease this period of $48,991 creating a non-cash credit to earnings of that amount. During the three month period ended September 30, 2012 amortization of debt discount amounted to $6,201 reducing the balance to $8,335. On December 5, 2012 the Company prepaid, in full, in cash, this Convertible Note, together with $1,479 of interest and an $18,750 prepayment fee charged to expense during the nine months ended March 31, 2013.

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $24,966 and the loan discount totaled $27,466. On December 31, 2012, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had increased to $36,943, an increase this period of $9,477 creating a non-cash charge to earnings of that amount. During the nine month period ended March 31, 2013, amortization of debt discount amounted to $7,636 reducing the balance to $17,330. Based upon the  price of the Company’s common stock on March 31, 2013, this Note is convertible into approximately 20,364,973 shares of common stock.

Arrangement #11(Black Arch Opportunity Fund L.P.)

On December 8, 2012, the Company issued to Black Arch Opportunity Fund L.P., Inc. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $30,000 in gross proceeds,  The instrument is in the principal amount of $30,000 and matures on January 5, 2013. Interest only is payable at the rate of 12% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 45% discount (60% while the Company’s stock is “chilled” by the DTC) based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security was calculated to be $70,001 and the loan discount totaled $70,001. On March 31, 2013, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had decreased to $66,723, a decrease this period of $3,278 creating a non-cash credit to earnings of that amount. During the three month period ended March 31, 2013, amortization of debt discount amounted to $17,793, reducing the balance to $52,208. Based upon the  price of the Company’s common stock on March 31, 2013, this Note is convertible into approximately 26,268,474 shares of common stock.

The following table summarizes notes payable under convertible debt and debenture agreements as of June 30, 2012 and March 31, 2013 (unaudited):

Arrangement #12 (Asher Enterprises, Inc. V)

On January 31, 2013, the Company issued to Asher Enterprises, Inc. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $50,000 in gross proceeds, net of $3,000 closing fees. The instrument is in the principal amount of $33,000 and matures on January 5, 2013. Interest only is payable at the rate of 8% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $57,418 and the loan discount totaled $57,418. On March 31, 2013, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had decreased to $51,522, a decrease this period of $5,896 creating a non-cash charge to earnings of that amount. During the three month period ended March 31, 2013, amortization of debt discount amounted to $10,184 reducing the balance to $47,234. Based upon the  price of the Company’s common stock on March 31, 2013, this Note is convertible into approximately 28,401,564 shares of common stock.

The following table summarizes notes payable under convertible debt and debenture agreements as of June 30, 2012 and March 31, 2013 (unaudited):

		March 31, 2013
	June 30, 2012	(unaudited)
	Amount	Amount
Arrangement #3 - JMJ Financial, Inc	$802,060	$802,060
Arrangement #6 - St. George Investments	$720,157	$720,157
Arrangement #8 -Asher Enterprises, Inc. # II	$35,000	$-
Arrangement #9-Asher Enterprises, Inc. III	$37,500	$-
Arrangement #10-Asher Enterprises, Inc. IV	$-	$37,500
Arrangement #11-Black Arch Opportunity Fund L.P.	$-	$30,000
Arrangement #12 -Asher Enterprises V	$-	$53,000
total notes payable	$1,594,717	$1,642,717
less: unamortized debt discount	$(128,793)	$(116,772)
Convertible Notes payable, net of discount	$1,465,924	$1,525,945
Convertible Notes payable-short term portion	$522,980	$1,177,853
Convertible Notes payable-long term portion	$942,944	$348,092

DERIVATIVE LIABILITY

The Company has estimated the value of the derivative liability associated with its convertible debt. Such estimate is based on a Black Scholes calculation at the time the debt was issued. At each reporting period, the value of this liability is marked to market and adjusted accordingly. Such adjustments are included in Other Income (Expense).

EQUITY LINE OF CREDIT

The Company entered into a $10,000,000 equity line of Credit with Dutchess Opportunity Fund II, LLC in December of 2011. Under the equity line, the Company is eligible to “PUT” to the fund, 20,000,000 shares of its common stock during any pricing period. The Company has registered a total of 250,000,000 shares of its common stock on a Form S-1 Registration Statement with the Securities and Exchange Commission that was declared effective on January 17, 2012 in connection with the Dutchess Equity Line. As of March 31, 2013, the Company has received $185,187 of proceeds under the Equity Line relating to the resale of 109,882,562 shares of the Company’s common stock, net of $17,352 transaction fees, of which $6,000 was received in April. The amount of proceeds to be received under the Equity Line will depend upon the stock price of the Company at the various points in time it exercises the Put Option.

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

The Company has offered and sold convertible notes to JMJ Financial in the aggregate principal amount plus accrued interest of $10,270,400 through March 31, 2013. Such convertible notes provide cash funding to the Company of up to $9,500,600. Through March 31, 2012, approximately $6,472,000 of cash has been received by the Company, $5,990,606 of which has been converted by JMJ Financial into a substantial number of shares of common stock without registration under the Securities Act of 1933, as amended, or qualification under state securities laws. The Company believes that any sales of common stock by JMJ are in full compliance with Rule 144 of the Securities Act of 1933, as amended, and has obtained an opinion of outside counsel regarding such compliance.

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

The Securities Act of 1933, as amended, requires that any claim for rescission is brought within one year of the violation. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the date of the violation. At March 31, 2013, no shares of our outstanding common stock issued in respect to our convertible note transactions with JMJ Financial could still be subject to rescission with a potential liability remain.

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

The table below presents reconciliation for liabilities measured at fair value on a recurring basis at March 31, 2012 and 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivative Liability
	March 31, 2012	March 31, 2013
Balance at July 1	$1,664,575	$898,734
Decrease in Derivative Liability	(1,791,357)	(253,310)
Debt Discounts	263,170	48,271
Balance at March 31	$136,388	$597,153

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

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At March 31, 2013, the carrying value of the notes payable and accrued interest for convertible agreements and officers’ notes was approximately $2.5 million. The JMJ convertible notes, which were originally due at various times through December 31, 2012, yield an interest rate of 12%. Refer to Note 3 of these financial statements for more information about the Company’s notes payable.

6.	RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase’s President is also an officer and shareholder of Microphase and mPhase’s Chief Operating Officer is also an employee of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase whereby it would use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase whereby mPhase would reimburse Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services have been $5,000 per month and in July 2008; such fees were reduced to $3,000 per month. As of July 1, 2011, the fees have increased to $3,630 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis. During the nine months ended March 31, 2012 and March 31, 2013 and from inception (October 2, 1996), $37,329, $8,270 and $9,500,452 respectively, have been charged to expense. As a result of the foregoing transactions, as of March 31, 2013, the Company had a $56,398 payable to Microphase.

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

During the nine months ended March 31, 2012 and 2013 and the period from inception (October 2, 1996), $0, $0 and $16,031,811 respectively, have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations in Discontinued Operations.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On March 31, 2013, Mr. Biderman’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers were owed unpaid finders’ fees in the amount of $156,000, which is included in due to related parties.

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

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Nine Months Ended March 31, 2013

	Durando	Dotoli	Smiley	Biderman	Microphase	Credit	Total
Consulting / Salary	$61,667	$61,667	$61,667				$185,001
Interest	$48,976	$34,291	$28,286				$111,553
Rent					$9,311	($7,000)	$2,311
G&A					$5,959		$5,959
Finders Fees				$26,500			$26,500
Total compensation for the Nine Months Ended March 31, 2013	$110,643	$95,958	$89,953	$26,500	$15,270	($7,000)	$331,324

Summary of payables to related parties as of March 31, 2013

	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$456,023	$320,913	$279,127	$1,056,063			$1,056,063
Accrued Wages Officer	$75,667	$75,667	$55,417	$206,751			$206,751
Due to Officers / Affiliates					$156,000	$56,398	$212,398
Interest Payable	$107,747	$73,036	$56,909	$237,692			$237,692
Total Payable to Officers / Affiliates as of March 31, 2013	$639,437	$469,616	$391,453	$1,500,506	$156,000	$56,398	$1,712,903

Summary of compensation to related parties for the Nine Months Ended March 31, 2012

	Durando	Dotoli	Smiley	Biderman	Microphase		Total
Consulting / Salary	$85,000	$82,333	$81,667				$249,000
Interest	$39,821	$26,055	$18,930				$84,806
Rent					$32,670		$32,670
G&A					$4,659		$4,659
R&D							$0
Finders Fees							$0
Stock based compensation (shares issued)*	$2,488,500	$1,858,500	$1,858,500	$252,000	$63,000		$6,520,500
Stock based compensation (options issued)*	$173,316	$103,990	$62,394				$339,700
Total compensation for the Nine Months Ended March 31, 2012	$2,786,637	$2,070,878	$2,021,491	$252,000	$100,329		$7,231,335

Summary of payables to related parties as of June 30, 2012

	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$456,573	$333,663	$273,177	$1,063,413			$1,063,413
Accrued Wages Officers	$29,167	$29,167	$10,417	$68,751			$68,751
Due to Officers / Affiliates					$150,000	$53,128	$203,128
Interest Payable	$58,771	$38,745	$28,623	$126,139			$126,139
Total Payable to Officers / Affiliates as of June 30, 2012	$544,511	$401,575	$312,217	$1,258,303	$150,000	$53,128	$1,461,431

7.	SUBSEQUENT EVENTS

From April 1, 2013 through April 26, 2013, the Company sold 100 million shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $40,000. The proceeds were used by the Company as working capital.

The Company also received $6,000 from the issuance of 2.1 million shares of common stock on the equity line of credit. The proceeds were used by the Company as working capital.

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

RESULTS OF OPERATIONS OVERVIEW

mPhase, a New Jersey corporation founded in 1996, is a publicly-held company with over 23,000 shareholders and approximately 4.9 billion shares of common stock outstanding. The Company’s common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. We are headquartered in Norwalk, Connecticut with offices in Little Falls, NJ. mPhase shares common office space with Microphase Corporation, a privately held company. Microphase is a leader in the field of radio frequency and filtering technologies within the defense and telecommunications industry. It has been in operation for over 50 years and supports mPhase with both engineering and administrative and financial resources as needed.

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

Non-cash compensation charges . The Company makes extensive use of stock, stock options and warrants as a form of compensation to employees, directors and outside consultants. We incurred non-cash compensation charges totaling $77,023,989 from inception (October 2, 1996) through March 31, 2013.

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

Cumulative losses, net worth and capital needs

The Company has incurred cumulative development stage losses of $204,361,333 and negative cash flow from operations of $89,082,705 from inception through March 31, 2013. The auditors’ report for the fiscal year ended June 30, 2012 includes the statement that "there is substantial doubt of the Company’s ability to continue as a going concern". As of March 31, 2013, the Company had a negative net worth of ($5,770,045) compared to a negative net worth of ($5,502,767) as of June 30, 2012 as a result of continuing net losses, reduced in the current three months primarily by conversions of convertible notes and accrued interest in excess of the net loss for the current period.

The Company has convertible notes funded with JMJ Financial. Draws under this facility for the nine months ended March 31, 2013 amounted to $0 (accounted for as a pay-down of notes receivable) and also the collection of $0 of accrued interest (included in the statement of operations). The Company has significant overhang from funded and unconverted portion of these convertible notes in excess of $1,400,000 convertible into 740,268,495 shares of common stock. The Company anticipates it will need to establish new and additional funding sources for the remaining portion of fiscal year 2013 and for fiscal year 2014. The Company raised $72,000 from private placements of 20 million shares of its common stock plus a $53,000 Convertible Note and $35,000 Convertible Note issued to an Accredited Investor during the nine months ended March 31, 2011. The Company also entered into a new convertible note arrangement with John Fife which provided $300,000 of funding in September, 2011 and $200,000 in October, 2011. In addition the Company has entered into an Equity Line with a fund sponsored by Dutchess Capital and has registered a total of 250 million shares of common stock on an Effective Form S-1 Registration Statement. Under the terms of the Equity Line, the Company is eligible to “PUT” from time to time to the Dutchess fund at a price equal to 94% of the proceeds received from periodic sales of the common stock in the open market by the Dutchess fund. The Company has received $185,187 in proceeds from the exercise of 6 PUT options for the nine months ended March 31, 2013.

While the Company believes it will be able to fund short term capital needs, it will from time to time need to supplement such funding. In the longer term, we estimate that the Company will need to raise approximately $300,000 and $5,000,000 of additional capital above these funds through June 30, 2013 and June 30, 2014 respectively in order to fund commercialization of its products.

The Company does not expect to derive any material revenue from its nanotechnology product development during the current fiscal year. The Company estimates that material revenues from its SmartNanoBattery could occur in 18 months depending upon the Company’s ability to secure federal funding in the form of SBIR grants and adoption and custom tailoring of such product as a reserve battery to a computer memory or other function for a specific weapons system. Additional revenues may be derived as early as the first quarter of fiscal year 2014 from further sales of the Company’s emergency flashlight product depending upon the establishment of a successful licensing arrangement with a major high-end product distributor.

THREE MONTHS ENDED March 31, 2013 VS. March 31, 2012

REVENUE

Total revenues were $372 for the three months ended March 31, 2013 compared to $241 for the three months ended March 31, 2012. The absence in revenue was the result of completion of the Phase II Army grant by the Company and the fact that during the quarter the Company did not receive any awards of new government grants.

RESEARCH AND DEVELOPMENT

Research and development expenses were $993 for the three months ended March 31, 2013 as compared to $993 during the comparable period in 2012. The company continued its program in research and development in order to converse funds during the period.

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

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $267,776 for the three months ending March 31, 2013, down from $359,040 or a decrease of $91,264 from the comparable period in 2012. Administrative expenses were held in check as the Company has made a concentrated effort to freeze or otherwise reduce administrative costs while it seeks to commercialize its smartnanobattery product capabilities and secure more substantial research funding for possible applications of its “smart surfaces” technology.

OTHER (EXPENSE) AND INCOME

Included in this category are non-cash gains and costs associated with convertible debt that include a non-cash charge for the change in derivative value of $11,348, plus amortization of debt discount costs of $35,613, resulting in a net charge of $46,961 from derivative liabilities associated with the Company’s convertible debt and is not indicative of operating results. Additionally, net interest expense of $74,922 and reparation charges of $92,000 brought total other expense to $213,883 in the current period. For the same period ended March 31, 2012, net other expense totaled $442,677, consisting primarily of net charges of $370,324 from derivative liabilities, increased by interest expense of $72,353.

NET INCOME AND (LOSS)

The Company recorded net loss of $485,587 for the three months ended March 31, 2013 as compared to a loss of $806,279 for the three months ended March 31, 2012. This represents a net loss per common share of ($0) and loss per share of $(0) for the three month periods ended March 31, 2013 and 2012 respectively. The net loss recorded in the current period as compared to the net loss reported for the same period last year is directly attributable to the magnitude of the net gain from derivative liabilities associated with the Company’s convertible debt recorded for the three months ended March 31, 2013 and is not indicative of operating results.

NINE MONTHS ENDED March 31, 2013 VS. March 31, 2012

REVENUE

Total revenues were $2,925 for the nine months ended March 31, 2013 compared to $1,502 for the nine months ended March 31, 2012.

RESEARCH AND DEVELOPMENT

Research and development expenses were $2,979 for the nine months ended March 31, 2013 as compared to $52,381 during the comparable period in 2012 or a decrease of $49,402. This decrease in spending is a result of completion of its smart nano battery prototype and its emergency flashlight using its mechanically-activated reserve battery as brought to market in its pilot program

Subject to available funds, the Company expects to increase its research and development efforts throughout fiscal years 2013 and 2014. Such research is expected to focus on other applications for “smart surfaces” including the Smart Nano Battery. The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for both commercial and defense applications.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $852,364 for the nine months ending March 31, 2013, down from $7,594,323 or a decrease of $6,741,959 from the comparable period in 2012. Recurring administrative expenses were held in check as the Company has made a concentrated effort to freeze or otherwise reduce administrative costs while it seeks to commercialize its smartnanobattery product capabilities and secure more substantial research funding for possible applications of its “smart surfaces” technology. The decrease from 2012 was due primarily to the award of stock to the officers and directors on August 25, 2011, generating a non-cash charge of $6,520,500. Additionally, there was a non-cash charge of $14,154 for the amortization of deferred compensation from the re-pricing of options on the same date.

OTHER (EXPENSE) AND INCOME

Included in this category for the current quarter are non-cash gains and costs associated with convertible debt that include a non-cash gain for the change in derivative value of $453,666, which when combined with amortization of debt discount costs of $164,106, commitment fees of $0 and prepayment fees and charges of $36,250, resulted in a net gain of $253,310 from derivative liabilities associated with the Company’s convertible debt and is not indicative of operating results. Additionally, net interest expense of $216,336 and reparation charges of $92,000 in the current 9 month period ended March 31, 2013, brought total other expense to $55,026. For the same period in the prior fiscal year ended March 31, 2012, net other income totaled $802,443, consisting primarily of net gains of $988,640 from derivative liabilities and other income of $1,131, reduced by interest expense of $187,328.

NET INCOME AND (LOSS)

The Company recorded a net loss of $930,426 for the nine months ended March 31, 2013 as compared to a net loss of $6,855,508 for the nine months ended March 31, 2012. This represents a net loss per common share of $0 and net income per share (basic and diluted) of $0 for the nine month periods ended March 31, 2013 and 2012 respectively. The net loss recorded in the current period as compared to the net loss reported for the same period last year is directly attributable to the magnitude of the net gain from derivative liabilities associated with the Company’s convertible debt recorded for the nine months ended March 31, 2012, compared to additional stock compensation in the current period, and is not indicative of operating results.

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

MATERIAL RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase’s President is also an officer and shareholder of Microphase and mPhase’s Chief Operating Officer is also an employee of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase whereby it would use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase, whereby mPhase would reimburse Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services has been $5,000 per month and in July, 2008, such fees were reduced to $3,000 per month. As of July 1, 2011, the fees were increased to $3,630 per month. In July 2012, the fees were reduced to $993 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis.

During the nine months ended March 31, 2013 and March 31, 2012 and from inception (October 2, 1996), $37,329, $8,270 and $9,500,452 respectively, have been charged to expense. As a result of the foregoing transactions as of March 31, 2013, the Company had a $56,398 payable to Microphase.

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

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On March 31, 2013, Mr. Biderman’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers were owed unpaid finders’ fees in the amount of $156,000, which is included in due to related parties.

During the nine months ended March 31, 2013, the Company issued no shares to consultants who are not considered related parties.

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

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Nine Months Ended March 31, 2013

	Durando	Dotoli	Smiley	Biderman	Microphase	Credit	Total
Consulting / Salary	$61,667	$61,667	$61,667				$185,001
Interest	$48,976	$34,291	$28,286				$111,553
Rent					$9,311	($7,000)	$2,311
G&A					$5,959		$5,959
Finders Fees				$26,500			$26,500
Total compensation for the Nine Months Ended March 31, 2013	$110,643	$95,958	$89,953	$26,500	$15,270	($7,000)	$331,324

Summary of payables to related parties as of March 31, 2013

	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$456,023	$320,913	$279,127	$1,056,063			$1,056,063
Accrued Wages Officer	$75,667	$75,667	$55,417	$206,751			$206,751
Due to Officers / Affiliates					$156,000	$56,398	$212,398
Interest Payable	$107,747	$73,036	$56,909	$237,692			$237,692
Total Payable to Officers / Affiliates as of March 31, 2013	$639,437	$469,616	$391,453	$1,500,506	$156,000	$56,398	$1,712,903

Summary of compensation to related parties for the Nine Months Ended March 31, 2012

	Durando	Dotoli	Smiley	Biderman	Microphase		Total
Consulting / Salary	$85,000	$82,333	$81,667				$249,000
Interest	$39,821	$26,055	$18,930				$84,806
Rent					$32,670		$32,670
G&A					$4,659		$4,659
R&D							$0
Finders Fees							$0
Stock based compensation (shares issued)*	$2,488,500	$1,858,500	$1,858,500	$252,000	$63,000		$6,520,500
Stock based compensation (options issued)*	$173,316	$103,990	$62,394				$339,700
Total compensation for the Nine Months Ended March 31, 2012	$2,786,637	$2,070,878	$2,021,491	$252,000	$100,329		$7,231,335

Summary of payables to related parties as of June 30, 2012

	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$456,573	$333,663	$273,177	$1,063,413			$1,063,413
Accrued Wages Officers	$29,167	$29,167	$10,417	$68,751			$68,751
Due to Officers / Affiliates					$150,000	$53,128	$203,128
Interest Payable	$58,771	$38,745	$28,623	$126,139			$126,139
Total Payable to Officers / Affiliates as of June 30, 2012	$544,511	$401,575	$312,217	$1,258,303	$150,000	$53,128	$1,461,431

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative development stage losses of $204,361,333, and negative cash flow from operations of $89,082,705 as of March 31, 2013. The auditors’ report for the fiscal year ended June 30, 2012 includes the statement that "there is substantial doubt of the Company’s ability to continue as a going concern". As of March 31, 2013, the Company had a negative net worth of ($5,770,045) compared to a negative net worth of ($5,502,767) as of June 30, 2012 as a result of continuing net losses, reduced in the current three months primarily by conversions of convertible notes and accrued interest in excess of the net loss for the current period.

The Company raised $430,500 from private placements of 1,109,750,000 shares of its common stock during the nine months ended March 31, 2013, which included 40,000,000 shares issued to effect a re-pricing of prior investments resulting in reparation expense of $92,000 for the period. The Company supplemented this funding with several new convertible note arrangements with Asher Enterprises and Black Arch Opportunity Fund LLP that have provided an aggregate of $83,000 of capital during December of 2012 and January of 2013. In addition, the Company has entered into a number of small convertible securities with Accredited Investors from time to time. Finally, the Company entered into a $10,000,000 equity line of Credit with Dutchess Opportunity Fund II, LLC in December of 2011. Under the equity line, the Company is eligible to “PUT” to the fund, 20,000,000 shares of its common stock during any pricing period. The Company has registered a total of 250,000,000 shares of its common stock on a Form S-1 Registration Statement with the Securities and Exchange Commission that was declared effective on January 17, 2012 in connection with the Dutchess Equity Line. As of April 26, 2013, the Company has received $185,187 of proceeds under the Equity Line. The amount of proceeds to be received under the Equity Line, will depend upon the stock price of the Company at the various points in time it exercises the Put Option.

While the Company believes the Equity Line in combination with Convertible Securities to be issued from time to time will fund short term capital needs it may supplement such funding. We estimate that the Company will need to raise approximately $1.5 million of additional capital above the funds anticipated from the monthly payments by JMJ to meet longer term liquidity needs through June 30, 2013. The Company is in discussions with a number of private equity sources to provide additional funding to the Company of up to $24 million. Such monies would be necessary primarily to fund expenditures for commercialization and distribution of its emergency flashlight product which includes the Company’s active reserve battery contained therein. The Company does not expect to derive any material revenue from its nanotechnology product development until after a deployment and custom tailoring of its Smart Nanobattery takes place by the Army which the Company currently estimates could occur during the next 18 months. The Company has been seeking distributors with which to establish licensing or distribution agreements in order to maximize potential revenue associated with the product.

MANAGEMENT’S PLANS

The Company has shifted its focus to the development of its “smart surfaces” using the science of nanotechnology. The Company does not expect to derive any material revenue from its nanotechnology product development during the next 18 months.  The Company anticipates that it will need not less than $1,000,000 of additional capital to commence cost reduction, marketing and distribution of its Jump Starter product. In addition, the Company relies on the continuation of funding under the Equity Line of Credit (See Note 4). This will depend upon the trading volume and liquidity to the Company’s common stock as well as its price. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at March 31, 2013.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On November 20, 2012, mPhase Technologies, Inc. (the “Company”) formally received an Event of Default and Redemption Notice dated November 16, 2012 with respect to an 8% Convertible Note dated September 13, 2011 issued by the Company to St. George Investments LLC and assigned to John Fife. The Triggering Events include alleged defaults with respect to payments owed by the Company under the Convertible Note and the failure to convert the Note into shares of the Company’s common stock. The alleged amount owed according to the notice is approximately $902,279. A lawsuit was commenced in late November in the  Federal District Court, Northern District of Illinois Eastern Division by Fife against the  Company alleging breach of contract and other actions in connection with the 8% Convertible Note.

On February 26, 2013,  mPhase Technologies, Inc. (the “Company”) filed its Answer to a lawsuit filed by John Fife against the Company in the U.S. District Court , Northern District of Illinois Eastern Division. In the Answer the Company has asserted various affirmative defenses and counterclaims against Mr. Fife, including but not limited to claims for significant monetary damages caused to the Company’s common stock as the result of the failure to disclose a prior Consent Decree entered into between Mr. Fife and the Securities and Exchange Commission. The Company is not able to predict the outcome of such  litigation but intends to pursue all of its rights and remedies vigorously under the Federal Securities Laws.

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

During the nine months ended March 31, 2013, the Company issued 1,109,750,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $430,500 and incurring finder’s fees in the amount of $26,500, which included 40,000,000 shares issued to effect a re-pricing of prior investments resulting in reparation expense of $92,000 for the period. The proceeds were used by the Company as working capital.

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

During the nine months ended March 31, 2013, the Company did not issue any stock compensation, warrants or options to officers or employees and issued no shares of its common stock to consultants.

Conversion of Debt Securities

During the nine months ended March 31, 2013, no amounts due for convertible debt and accrued interest thereon were converted into any shares of common stock.

During the nine months ended March 31, 2012, $1,191,355 of convertible debt and accrued interest thereon was converted into 373,790,093 shares of common stock

Long Term Convertible Debentures / Notes Receivable / Debt Discount

The Company had 5 separate convertible debt arrangements with independent investors active during the quarter ended March 31, 2013.

During the nine months ended March 31, 2013 no amounts due for these convertible debt arrangements and accrued interest thereon were converted into any shares of common stock. These transactions are intended to provide liquidity and capital to the Company and are summarized below.

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

As of June 30, 2012, this convertible note has $109,000 outstanding, which when combined with arrangements #8 and #9 totaled $802,060, which the Company entered into an amended agreement on June 1, 2012 whereby the Company agreed to make payments of principle and interest of $37,018 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. Also as of June 30, 2012 the derivative value of the embedded conversion feature of this arrangement when combined with arrangements #2 and #3 totaled $0; which when compared to the combine value of $1,567,512 created a non-cash credit to earnings of $1,567,512 in fiscal 2012. As of June 30, 2012 and March 31, 2013, the combined arrangements with JMJ in this note would be convertible into 200,515,000 at the conversion floor price of $.004; and only so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement. The Company has not made any payments of the $37,018 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance.

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

At the time of the transaction (March 5, 2010) the derivative value of this security was calculated to be $193,767 and the debt discount was valued at $243,767. As of June 30, 2011 and 2012 this liability was estimated to be $78,059 and $0, respectively, creating a non-cash credit to earnings of $78,059 in fiscal 2012. During the year ended June 30, 2011 the holder converted $398,245 of principal into 65,280,866 shares of common stock and amortization of debt discount amounted to $ 227,621, reducing the balance of the debt discount to $ 0. During the year ended June 30, 2012 the holder converted the remaining principal of $234,755, contractual charges of $74,848 and accrued interest of $77,895 into 161,041,617 shares of common stock and $0 remained outstanding at June 30, 2012.

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

The Company has taken the position that this note was converted in full during the fiscal year ended June 30, 2012 together with accrued interest of $1,900 for 18,000,000 shares of common stock. On February 11, 2013, the Holder formally accepted the 18,000,000 shares of common stock as payment in full of the Convertible Note and agreed to cancel the Warrant.

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

During the twelve month period ended June 30, 2012 amortization of debt discount amounted to $185,456 reducing the combined balance to $55,903. On March 31, 2013, given the changes in the Company’s stock price during the 20 day look-back period for  March 31, 2013, this estimated liability had decreased to $441,965, a decrease this period of $329,114, creating a non-cash credit to earnings for the nine months ended March 31, 2013 of that amount. During the nine month period ended March 31, 2013, amortization of debt discount amounted to $55,903, reducing the combined balance to $0.

The company entered into an amended agreement on June 1, 2012, when principle of $557,500 accrued interest of $66,338 and $95,611 of contractual charges totaled $719,449; with this noteholder whereby the Company agreed to make payments of principle and interest of $33,238 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. As of September 30, 2012 this note would be convertible into 789,645,351 shares of common stock at the original terms. The Company has not made any payments of the $33,238 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance (see note 4). On November 20, 2012, mPhase Technologies, Inc. (the “Company”) formally received an Event of Default and Redemption Notice dated November 16, 2012 with respect to an 8% Convertible Note dated September 13, 2011 issued by the Company to St. George Investments LLC and assigned to John Fife. The notice included alleged defaults with respect to payments owed by the Company under the Convertible Note and the failure to convert the Note into shares of the Company’s common stock. The alleged amount owed according to the notice is approximately $902,279. The Company believes it has affirmative defenses to the actions of the holder of the Convertible Note as well as counterclaims against the Holder. As of March 31, 2013, this note would be convertible into 327,729,741 shares of common stock at the original terms.

Arrangement #7 (Asher Enterprises, Inc.)

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

Arrangement #8 (Asher Enterprises, Inc II)

On January 5, 2012 the Company issued to Asher Enterprises, Inc. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $35,000 in gross proceeds, net of $2,500 closing fees. The instrument is in the principal amount of $35,000 and matures on January 5, 2013. Interest only is payable at the rate of 8% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.  On July 11, 2012, the Company prepaid, in full, in cash, this Convertible Note, together with $1,388 of interest and a $17,500 prepayment fee charged to expense during the nine months ended March 31, 2013.

Arrangement #9 (Asher Enterprises, Inc. III)

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $18,137 and the loan discount totaled the same. On June 30, 2012, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had increased to $66,029, an increase this period of $47,892 creating a non-cash charge to earnings of that amount. During the twelve month period ended June 30, 2012 amortization of debt discount amounted to $3,601 reducing the balance to $14,536. Based upon the price of the Company’s common stock on June 30, 2012, this note was convertible into approximately 115,030,675 shares of common stock.

On September 30, 2012, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had decreased to $17,038, an decrease this period of $48,991 creating a non-cash credit to earnings of that amount. During the three month period ended September 30, 2012 amortization of debt discount amounted to $6,201 reducing the balance to $8,335. On December 5, 2012 the Company prepaid, in full, in cash, this Convertible Note, together with $1,479 of interest and an $18,750 prepayment fee charged to expense during the nine months ended March 31, 2013.

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $24,966 and the loan discount totaled $27,466. On December 31, 2012, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had increased to $36,943, an increase this period of $9,477 creating a non-cash charge to earnings of that amount. During the nine month period ended March 31, 2013, amortization of debt discount amounted to $7,636 reducing the balance to $17,330. Based upon the  price of the Company’s common stock on March 31, 2013, this Note is convertible into approximately 20,364,973 shares of common stock.

Arrangement #11 (Black Arch Opportunity Fund L.P.)

On December 8, 2012, the Company issued to Asher Enterprises, Inc. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $30,000 in gross proceeds,  The instrument is in the principal amount of $30,000 and matures on January 5, 2013. Interest only is payable at the rate of 12% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 45% discount (60% while the Company’s stock is “chilled” by the DTC) based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security was calculated to be $70,001 and the loan discount totaled $70,001. On March 31, 2013, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had decreased to $66,723, a decrease this period of $3,278 creating a non-cash credit to earnings of that amount. During the three month period ended March 31, 2013, amortization of debt discount amounted to $17,793, reducing the balance to $52,208. Based upon the  price of the Company’s common stock on March 31, 2013, this Note is convertible into approximately 26,268,474 shares of common stock.

Arrangement #12 (Asher Enterprises, Inc. V)

On January 31, 2013, the Company issued to Asher Enterprises, Inc. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $50,000 in gross proceeds, net of $3,000 closing fees. The instrument is in the principal amount of $33,000 and matures on January 5, 2013. Interest only is payable at the rate of 8% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $57,418 and the loan discount totaled $57,418. On March 31, 2013, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had decreased to $51,522, a decrease this period of $5,896 creating a non-cash charge to earnings of that amount. During the three month period ended March 31, 2013, amortization of debt discount amounted to $10,184 reducing the balance to $47,234. Based upon the  price of the Company’s common stock on March 31, 2013, this Note is convertible into approximately 28,401,564 shares of common stock.

EQUITY LINE OF CREDIT

The Company entered into a $10,000,000 equity line of Credit with Dutchess Opportunity Fund II, LLC in December of 2011. Under the equity line, the Company is eligible to “PUT” to the fund, 20,000,000 shares of its common stock during any pricing period. The Company has registered a total of $250,000,000 shares of its common stock on a Form S-1 Registration Statement with the Securities and Exchange Commission that was declared effective on January 17, 2012 in connection with the Dutchess Equity Line. As of April 26, 2013, the Company has received $185,187 of proceeds under the Equity Line. The amount of proceeds to be received under the Equity Line, will depend upon the stock price of the Company at the various points in time it exercises the Put Option.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

Form 8k dated January 22, 2013 announcing the sale of a $30,000 Convertible Note to Black Rock Opportunity Fund.

Form 8k dated January 25, 2013 announcing the receipt of a notice of allowance of a Patent

Form 8K dated February 15, 2013 announcing the sale of a $53,000 Convertible Note to Asher Enterprises

Form 8k dated February 27, 2013 announcing the filing of an Answer to a Lawsuit against John Fife.

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

mPHASE TECHNOLOGIES, INC.

Dated: May 13, 2013	By: /s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President Chief Financial Officer and General Counsel