Form 10-K
period 2013-06-30
MPHASE TECHNOLOGIES INC
filed 2013-09-30
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE YEAR ENDED JUNE 30, 2013

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

COMMON STOCK, $.001 PAR VALUE
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

Large accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes ☐     No ☒

As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,051,997 based upon the closing sale price as of that date. As of August 26, 2013, there were 5,102,752,121 shares of common stock, $.001 par value, outstanding.

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

ITEM 1. BUSINESS

General Description of the Business

mPhase Technologies, Inc. is a publicly-held New Jersey corporation founded in 1996. The Company has approximately 23,000 shareholders and approximately 5.1 billion shares of common stock outstanding as of June 30, 2013. The Company's common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. The Company has offices in East Rutherford, New Jersey as well as Norwalk, Connecticut.

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

mPhase has completed a  Phase I and Phase II Small Business Technology Transfer Program (STTR) grant, part of the Small Business Innovation Research (SBIR) program, with the U.S. Army for continued development of a reserve Smart NanoBattery for a critical computer memory application. Such reserve battery can be activated by an electronic pulse. The Army has also successfully tested the Smart NanoBattery as an energy source activated by g forces to provide energy for a guidance system for small munitions.

In a separate effort, mPhase has also developed, through mPower Technologies, Inc, a wholly-owned subsidiary, two automotive products.  The first product is a new emergency flashlight product line that has been designed by and co-branded with Porsche Design Studio, a premiere world-class company specializing in high-end accessory products for the luxury automotive manufacturer. The second product is a small sized, very light weight battery jump starter designed to fit in the glove compartment of most cars also designed by Porsche Design studio and Porsche Engineering.

Description of Operations

Microfluidics, MEMS, and Nanotechnology

In February of 2004, mPhase entered the business of  materials science engineering developing new products based on materials whose properties and behavior are controlled at the micrometer and nanometer scales. (For reference, a micrometer or micron is equal one millionth (10-6) of a meter and a nanometer is one billionth (10-9) of a meter – the scale of atoms and molecules. A human hair is approximately 50 microns in diameter, or 50,000 nanometers thick.)

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

In its Smart NanoBattery, mPhase exploits the physical phenomenon of electrowetting by which a voltage is used to change the wetting properties of a liquid/solid interface at the nanometer scale. . Through electrowetting, mPhase can change a surface from what is referred to as a hydrophobic ("liquid repelling") state to a hydrophilic ("liquid attracting") state. In the hydrophobic state, the liquid beads up or is repelled by the surface. In the hydrophilic state, the liquid spreads out or is absorbed by the surface. The ability to electronically control the wetting characteristics of a surface at the nanometer scale is the core of mPhase's nanotechnology operations and intellectual property portfolio.

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

History of Nanotechnology Operations

Smart NanoBattery

mPhase Technologies, along with Bell Labs, jointly conducted research from February 2004 through April of 2007 that demonstrated control and manipulation of fluids on superhydrophobic and superlyophobic surfaces to create a new type of battery or energy storage device with power management features obtained by controlling the wetting behavior of a liquid electrolyte on a solid surface. The scientific research conducted set the ground work for continued development of the Smart NanoBattery and forms a path to commercialization of the technology for a broad range of market opportunities. The Company began its efforts by entering into a $1.2 million 12 month Development Agreement in February of 2004 with the Bell Labs division of Alcatel/Lucent for exploratory research of control and manipulation of fluids on superhydrophobic surfaces to create power cells ( batteries) by controlling wetting behavior of an electrolyte on nanostructured electrode surfaces. The goal was to develop a major breakthrough in battery technology creating batteries with longer shelf lives as the result of no direct electrode contact (meaning no power drain prior to activation). During 2005 and 2006, the battery team tested modifications and enhancements to the internal design of the battery to optimize its power and energy density characteristics, as well as making engineering improvements that were essential in moving the battery from a zinc-based chemistry to a commercial lithium-based chemistry that can be manufactured on a large scale. The Company extended its development effort twice for an additional 2 year period ending in March of 2007 and for two additional periods thereafter through July 31, 2007. During this time, the technical focus shifted from trying to separate the liquid electrolyte from nanostructured electrodes to developing a nanostructured membrane that could physically separate the liquid electrolyte from the solid electrodes.

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

The Company decided in September of 2007 to transfer its development work out of Bell Labs (Alcatel/Lucent) in order to accelerate and broaden its nanotechnology product commercialization efforts. Bell Labs had engaged in its battery research and development for the Company for zinc-based batteries and was limited since it did not have facilities capable of handling lithium chemistry. mPhase has continued to work with Rutgers ESRG which has facilities capable of handling lithium based batteries and has also engaged in work with foundries and other companies to supply essential components, fabricate prototypes, and plan manufacturing approaches. These companies  include Silex, a well-respected silicon foundry in Sweden, and Eagle Picher, a well-known battery designer and manufacturer that focuses on high-end batteries for military applications located in Joplin, Missouri.

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

On August 16, 2012, the Company announced that it had received a notice of allowance for a patent from the U.S. patent office for a reserve battery utility patent. The techniques described in the patent are for creating a battery system that is easily activated via a low energy mechanical force, thus allowing the reserve battery to be used in a wide variety of consumer related and non-consumer related electrical devices. The invention generally relates to a reserve battery, which includes a battery case having an electrolyte compartment at a first end and an electrode compartment at a second end, a first terminal having an external button connected to the case at the first end, and a second terminal connected to the case at the second end. A movable ampoule is movably positioned within the electrolyte compartment. A bias member is located within the case between the external button and the ampoule, and a porous cutter is positioned within the case between the electrodes and the ampoule and supported by an inverted U-shaped support structure. When an external force is applied to the external button, the bias member transfers an internal force to the ampoule to cause the ampoule to engage the cutter and allow the electrolyte to release thus activating the battery.

On August 23, 2012, the Company announced that, subject to the availability of sufficient funding, it  will engage in further development of its SmartNanoBattery to make  it rechargeable.

On September 13, 2012, the Company announced that it had  received a notice of allowance of a   new patent from the U.S. patent office for a modular device. The invention generally relates to a handheld, powered device containing at least one power module having at least one battery, wherein the power module is removable and separately connects to each of the load modules. The patent covers a modular device for providing multiple modular components that may be interchanged as desired. A system for providing a modular device for use in emergency or everyday applications and having a plurality of modular components that  are interchangeable with one another depending on the particular desired use.

On October 26, 2012, the Company announced the development of a prototype of a new product “the mPower Jump” designed by Porsche Design Studio and Porsche Engineering as an automatic jump starter for a dead car battery. The device is portable, light in weight and small in size designed to fit in the glove compartment of most cars.

On January 24, 2013, the Company announced that it had received a notice of allowance from the U.S. patent office of a patent covering a device for fluid  spreading and transport. The invention relates to a single porous substrate formed from a network of filaments wherein the network of filaments is comprised of a first plurality of filaments and a second plurality of filaments is exposed to a surface modification treatment and the second plurality of filaments is covered with a conformal coating. A wetting region comprised of the first plurality of filaments extends through a first portion of the porous substrate and is permeable to fluid transport and a non-wetting region comprised of the second plurality of filaments which is operable to switch between a wetting and non-wetting state by an electrical source coupled to the second plurality of filaments.The invention protects a porous substrate with integrated wetting and non-wetting regions and is a key patent win for the Company relative to the protection of its  intellectual property in the area of microfluid dynamics.

On January 30, 2013, the Company announced that it had received a patent from  the U.S. patent  office for a reserve battery system. The invention patented generally relates to a battery system that is easily activated via low mechanical force thus allowing a reserve battery to be used in a wide variety of consumer related and non-consumer related electrical devices.

On February 12, 2013, the  Company announced that it has filed a United States Letter Patent application for a novel drug delivery system based on its Smart Surface technology.The drug delivery patent is based on mPhase's Smart Surface technology electronically or manually enabling the precise control of a fluid on a nano-structured surface.The drug delivery system generally relates to a drug delivery system for automatically dispensing a pre set dosage of a drug agent or medication.

On June 18, 2013, the Company announced that it had received the Frost & Sullivan award for its Innovative nano  battery technology.  Frost & Sullivan noted that the smart nanobattery is sustainable, cost-effective, easy to handle, and possesses a long shelf life, all of which clearly differentiate it from competing battery technologies. Frost & Sullivan further noted that this positions the technology to enhance the effectiveness of conventional batteries and encourage widespread use of reserve batteries.

Emergency Flashlight

On December 5, 2008, mPhase Technologies, Inc. signed a contract with Porsche Design Gesellschaft m.b.H., Flugplatzstrasse 29, A,S700 Zell am see, Austria ("Porsche Design Studio"), to design a premium emergency flashlight (the mPower Emergency Illuminator). A pilot program that began in March of 2010 has resulted in the sale of approximately 84 emergency flashlights. The flashlight sold in the pilot program contained mPhase’s proprietary mechanically-activated lithium reserve battery. The battery contains a breakable barrier that separates the solid electrodes from the liquid electrolyte until the battery is manually activated. Unlike traditional batteries, the mPhase battery remains in an inert state with no leakage or self-discharge until activation. The mPhase battery is designed to have an almost infinite shelf life making it ideal for emergency lighting applications. The premium flashlight will be marketed as an accessory for automobile roadside emergency kits.

The reserve battery is a manually activated lithium cell designed to provide Power On Command and was originally designed by Eagle Picher Technologies. The battery remains dormant until “turned on” by the user. It is built to the highest standards with a minimum storage life of 20 years. Once activated, the reserve battery is expected to deliver the electrical performance of a standard primary CR123 battery used in many portable electronic applications today.

Owing to cost considerations, the Company has decided to utilize a cost reduced active-reserve battery in its current version of its emergency flashlight product for potential sales after the pilot program. Such active reserve battery also has a very long shelf life and enables the Company to significantly reduce the selling price of the Emergency Flashlight. In March 2011, the Company received an initial order from Porsche Design Group in Germany for mPhase's Porsche design branded mPower Emergency illuminators to be sold in Porsche Design stores in Germany, Great Britain and the United States and it began shipments of the Emergency Illuminators in April of 2011. The Company has suspended further development and marketing of this product unit funds become available to do a major redesigned cost-reduction of the product for a higher volume non-luxury market.

mPower Junp

During fiscal year ended June 30, 2013 the Company announced that it had  received prototypes of a new automotive product developed for it by Porsche Design Studio and Porsche Engineering .The mPower Jump is a rechargeable, compact device designed to jump start a dead battery in  an automobile. The mPhase Jump is rechargeable in a significantly shorter period of time than other jump starters and has a much smaller footprint enabling  it to fit in the glove compartment in most cars. The  Company, subject to available capital funding  in 2014, plans to cost reduce and engage initially in low volume production and global distribution of the product. The Company views this product as one of its core strategic products.

DISCONTINUED BUSINESS-Internet Protocol Television (IPTV)

Historically, the Company, since its inception, had focused upon developing innovative solutions for the delivery of Broadcast Television as part of a "triple play" of services that would include voice and high-speed internet for telephone service providers globally. The Company, however, has not been able to derive any significant revenue from its TV+ solution and no active development of the product has occurred since fiscal year 2007. The Company determined to discontinue this line of business and all inventory has been written off. During the fourth quarter of the fiscal year ended June 30, 2010, the Company formally elected, for financial reporting purposes to treat its IPTV product line as a discontinued business. The Company is also no longer continuing any work on this nanotechnology product and is treating it as a discontinued product.

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

Strategic Alliances

The Company has been in active discussions with Picatinny Arsenal, Picatinny, New Jersey to jointly obtain federal funding under SBIR grants to develop additional new products for military small munitions applications. The Company has a strong historic cooperative relationship for product development and testing. The Company continues to seek  opportunities with various potential academic partners to obtain further STTR grants for new product research and development.

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

On February 9, 2011, the Company announced that it had signed a 3 year CRADA with the U.S. Army Armament Research, Development, and Engineering Center (ARDEC) at Picatinny, New Jersey, to continue to cooperatively test and evaluate the mPhase Smart NanoBattery, including new design features functionally appropriate for DoD based systems requiring portable power sources. The army researchers are evaluating the prototypes using the Army’s testing facilities at Picatinny Arsenal in New Jersey in order to determine applicability of the technology to gun fired munitions and potentially to incorporate the technologies into research and development and other programs sponsored by Picatinny. The Research Agreement is supported by the Fuze & Precision Armaments Technology Directorate. In order for significant further research and development to be performed with respect to the Smart Nano Battery the Company will have to be successful in obtaining additional congressional funding specifically designated for this type of battery.

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

On January 29, 2009, the Company announced that it had contracted EaglePicher Technologies to manufacture the reserve battery for use in its emergency flashlight. EaglePicher was selected for the project because of their experience in custom and standardized power solutions for the extreme environments of aerospace and military applications as well as medical and commercial applications. This reserve battery has been discontinued as a product owing to the significant cost to produce the product.

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

On July 31, 2010, the Company announced that its scalable smart reserve cell technology is one of the items included in the Fiscal Year 2011 Defense Appropriations Bill that was passed out of subcommittee by the U.S. House of Representatives to receive approximately $2,500,000 in federal funding. Such funding was never passed by the Senate and ultimately died in Congress.

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

•	Nickel Plated Steel Air Tight Cylindrical Can
•	Voltage Range 1.5V to 3.3V
•	Average Voltage 3V
•	Nominal Capacity 3.2 Ah @ 100mA to 2V @ 23 degrees C
•	Max discharge 1.5A continuous
•	Pulse Capacity up to 2.0A varies according to pulse characteristics, temperature, cell history and the application
•	Operating Temp -40 degrees C to 72 degrees C
•	Storage Temp -40 degrees C to 95 degrees C
•	Nominal dimensions of case: L 2.56" x D 0.730" (L 65mm x D 18.6mm)
•	Weight: 1.65 oz (41.3 grams)
•	Insulating Red Protective Cap

•	A hermetic glass to metal seal that ensures up to 20-year shelf life
•	Active Reserve Battery chemistry: Lithium-Manganese Dioxide (Li-Mn02)
•	Weight of metallic lithium in each battery: Approximately 1.10 grams of lithium

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

During fiscal year ended June 30, 2012, the Company announced that it had successfully completed a prototype of a new automotive and marine product designed by a premiere European automotive company of luxury cars. A series of prototypes has resulted in a significant reduction in size and increased functionality of the product. The Company believes that the small footprint and distinguished designed may have significant appeal to both original equipment manufacturers and the automotive and marine aftermarket. The Company, pending establishment of a complete marketing and distribution network for the product, has not disclosed the product’s identity in order to first establish a “first to market presence” against potential competitors. The Company has identified and had discussions with a marketing agency and launch firm for the new product.

During fiscal year 2013, the Company announced the filing and/or awards of a number of patents significant to the ability to control a liquid on a “smart surface” with applications beyond the field of energy storage devices to include  a potential drug delivery technology capable of delivering controlled dosages of drugs for medication. In addition in fiscal year 2013 the Company announced the  development of prototypes of its new automotive product designed to provide energy to jump start a dead battery in an automobile. The Company believes, with proper funding, this product can potentially generate significant revenues in future years based upon its  functionality and small size.

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

Competitive Business Conditions

Battery Segment

The design and functionality of the mPhase lithium Smart NanoBattery make it unique to the portable electronics battery market segment. To the best of our knowledge, there is no existing product that directly competes with the Smart NanoBattery in terms of its combination of small size and reserve design. As a reserve battery, the Smart NanoBattery remains dormant until it is activated on command. It does not self-discharge or die prior to its first activation, thereby offering extremely long shelf life prior to use as either a primary or backup battery in a device. Shelf life is projected to be in excess of twenty years.

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

Battery Jump Starter and Automotive Product Market

The Company believes that there may be a significant market for its mPower Jump product capable of providing energy to start cars with dead batteries The Company is now placing significant emphasis and focus on this product as a means to generate future revenues and profitability. The mPower Jump was designed by Porsche Design Studio and Porsche engineering. It contains a very small footprint and will fit in the glove compartment of most cars,. The need for absolute reliability in many emergency situations includes those of fire, police and other emergency service providers. In addition the Company has had Porsche develop an emergency illuminator to providing an emergency light source, when needed.  the flashlight developed with a lithium reserve battery has, as an alternative to providing light, a port capable of recharging a cellular telephone. Since the market for new and innovative portable electronic solutions continues to expand, especially in the field of wireless devices, the Company believes that its emergency flashlight and Jump Starter may benefit  from this trend. The Company is currently financially constrained with respect to establishing a global marketing and distribution network for these products. The Company plans to address this issue in fiscal year 2014 by utilizing a potential innovative financing program sponsored by the U.S. government to assist emerging growth and development companies create new jobs in the United States..

Outsourcing

Research and Development

The Company practices an outsourcing model whereby it contracts with third party vendors to perform research and development rather than performing the bulk of these functions internally. For current development of its SmartNano  battery, the Company has outsourced the majority of the work. From February of 2004 through March of 2007, the Company engaged Lucent/Bell Labs to develop, using the science of nanotechnology, micro power cell arrays creating a structure for zinc batteries that separated the chemicals or electrolytes prior to initial activation. This was done by suspending on nano grass or small spoke-like pieces of silicon a liquid electrolyte taking advantage of a superhydrophobic effect that occurs as a result of the ability to manipulate materials of a very small size or less than 1/50,000 the size of a human hair. The Company has, as a result of outsourcing, been able to have access to facilities, equipment and research capabilities that the Company would not be able to develop on its own given the financial resources and time that would be required to build or acquire such research capabilities. The Company has also been able to achieve key strategic alliances with the U.S. Army to successfully test, under military combat conditions, its SmartBattery design, leading to further validation of its path to product development under a Cooperative Research and Development Agreement (CRADA). In addition, the Company has formed a relationship with Energy Storage Research Group, a center of excellence at Rutgers University, in New Jersey, that has enabled the Company to expand its battery development from a zinc to a lithium battery capable of delivering significantly more power. During fiscal years 2009 and 2010, the Company outsourced considerable foundry work for final development of the Smart NanoBattery to Silex, a Swedish company.

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

During fiscal year ended June 30, 2013, the Company has not engaged in any further outsourcing for product development in order to conserve resources.

Prototype Development

As the Company moved from development to commercialization of its emergency flashlight products , the Company outsourced the creation of prototypes to Porsche Design Studio in December of 2008 and MKE, a mechanical design company in Austria that works closely with them. The reserve battery prototype development work was outsourced to Eagle Picher in early 2009. The Company engaged Microphase Corporation, a related party, under contract for project management and testing of its new Emergency Flashlight and the mechanically- activated reserve battery initially used in such flashlight at a cost of $50,000 per month for 6 months beginning April 1, 2009 and ending on September 30, 2009. From October 1, 2009 through June 30, 2013, the Company has paid Microphase Corporation a total of $225,000 in connection with its Emergency Flashlight pilot sales program. As of June 30, 2013, the Company has an outstanding payable of approximately $412,029 to Porsche Design Studio for the design and delivery of   the mPower illuminator and prototypes of its mPower Jump product.

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

We also rely on unpatented proprietary technology, and we can make no assurance that others may not independently develop the same or similar technology or otherwise obtain access to our unpatented technology. In fiscal year 2013 the Company obtained a new patent relating to microfluidics for controlled dosages of liquid that could be used in a drug delivery system.

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

          We have derived very limited revenues from a Phase I Army Grant of approximately $100,000 and a Phase II Army Grant of approximately $750,000 with respect to our Smart NanoBattery product from inception of development in February 2004 through March 30, 2011. We have derived revenues of only $41,283 from our Emergency Flashlight product from inception of sales in April of 2010 through June 30, 2013 and we have been forced to discontinue product development and marketing of our magnetometer product owing to limited financial resources.

          We have limited manufacturing, marketing, distribution and sales capabilities which may limit our ability to generate revenues.

          Due to the relatively early stage of our products, we have not yet invested in manufacturing, marketing, distribution or product sales resources. We cannot assure you that we will be able to invest or develop any of these resources successfully or as expediently as necessary. The inability to do so may inhibit or harm our ability to generate revenues or operate profitably.

          We have a history of operating losses and we may not achieve future revenues or operating profits.

          We have generated modest revenue to date from our operations. Historically we have had net operating losses each year since our inception. As of June 30, 2013, we have an accumulated deficit of $(203,691,541) and a stockholders’ deficit of $(4,895,496) and incurred a net loss of $(260,634). We incurred net losses of $220,634 and $8,786,952 for the years ended June 30, 2013 and June 30, 2012, respectively. The Company does not generate significant revenue outside of STTR grants and minor sales of its emergency illuminator product. Additionally, even if we are able to commercialize our technologies or any products or services related to our technologies it is not certain that they will result in revenue or profitability.

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

  Our ability to commercially develop our technologies will be dictated in, large part, by forces outside our control which cannot be predicted, including, but not limited to, general economic conditions. Other such forces include the success of our research and field testing, the availability of collaborative partners to finance our work in pursuing applications of “smart surfaces” or other developments in the field which, due to efficiencies or technological breakthroughs may render one or more areas of commercialization more attractive, obsolete or competitively unattractive. It is possible that one or more areas of commercialization will not be pursued at all if a collaborative partner or entity willing to fund research and development cannot be located. Our decisions regarding the ultimate products and/or services we pursue could have a significant adverse effect on our ability to earn revenue if we misinterpret trends, underestimate development costs and/or pursue wrong products or services. Any of these factors either alone or in concert could materially harm our ability to earn revenues or could result in a loss of any investment in us.

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

   We had outstanding, as of June 30, 2013, $1,748,973 aggregate principal amount plus accrued interest of convertible debt, that could be converted into approximately 1,011,431,807  shares of common stock.  Sales of a substantial number of shares of our Common Stock in the public market could adversely affect the market price for our Common Stock and make it more difficult for you to sell shares of our Common Stock at times and prices that you feel are appropriate.

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

          The Company believes that any sales of Common Stock by JMJ are in full compliance with Rule 144 of the Securities Act of 1933, as amended, and has obtained an opinion of outside counsel regarding such compliance. Nevertheless, it is possible such compliance could be challenged in the future by either regulatory agencies or shareholders. In particular, questions regarding the economic risk of JMJ with respect to the collateral required under the secured note delivered by JMJ in payment of the purchase price for the Company's convertible notes could be raised since the secured notes each contain a prepayment provision allowing JMJ to prepay such note, in full, by returning the convertible note. If a court of law determines that any offer or sale of Common Stock of the Company received in a conversion by JMJ was not in compliance with Rule 144 then JMJ could be deemed to be an underwriter. The result would be that the Company would have been engaged in a primary offering of Common Stock through an underwriter in violation of the registration requirements of the Securities Act of 1933, as amended. The Securities Act of 1933, as amended, requires that any claim for rescission be brought within one year of the violation. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the date of the violation. At June 30, 2013, approximately 0 shares of our outstanding common stock issued in respect of our convertible note transactions with JMJ Financial could be subject to rescission with a potential liability approximating $0 including a liability of approximately $0 for interest at 10% per annum.

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

The market price of our common stock closed at $7.88 on July 26, 2000 and at $.0014 on August 12, 2013. During such period the number of shares outstanding of the Company increased from approximately 30 million shares to approximately 4 billion shares. This increase was the result of periodic private placements and other financing arrangements involving convertible debt issued by the Company in order to finance company operations. Stocks in microcap companies having stock values below $1.00 per share have been very volatile during such period. Our common stock is a highly speculative investment and is suitable only for such investors with financial resources that enable them to sustain the loss of their entire investment in such stock. Because the price of our common stock is less than $5.00 per share and is not traded on the NASDAQ National or NASDAQ Small Cap exchanges, it is considered to be a "penny stock," limiting the type of customers that broker/dealers can sell to. Such customers consist only of "established customers" and "Accredited Investors" (within the meaning of Rule 501 of Regulation D of the Securities Act of 1933, as amended),generally individuals and entities of substantial net worth, thereby limiting the liquidity of our common stock.

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

We have reported net operating losses for each of our fiscal years from our inception in

We have reported net operating losses for each of our fiscal years from our inception in 1996 through the fiscal year ended June 30, 2013 and may not be able to operate profitability in the future.

We have had net losses of approximately $204 million since our inception in 1996 including approximately $.2 million and $8.8 million for the fiscal years ended June 30, 2013 and June 30, 2012, respectively and cannot be certain when or if we will ever be profitable. We expect to continue to have net losses for the foreseeable future and have a need to raise not less than $5 million in additional cash in the next 12 months through further equity private placements and existing convertible debt arrangements to continue operations. As of June 30, 2013, we have working capital deficit of approximately $4,410,117 and a stockholders’ deficit of $(4,855,496). Cumulative negative cash flow from operations since inception has amounted to approximately $(89,299,364).

Our independent auditor's report expresses doubt about our ability to continue as a going concern.

The reports of the Company's outside auditors Demetrius Berkower, LLC., and its prior auditors Rosenberg, Rich, Baker, Berman & Company, Arthur Andersen & Co., with respect to its latest audited reports on Form10-K for each of the fiscal years commencing in the fiscal year ended June 30, 2001 through the current fiscal year ended June 30, 2013, stated that "there is substantial doubt of the Company's ability to continue as a going concern." Such opinion from our outside auditors makes it significantly more difficult and expensive for the Company to raise additional capital necessary to continue our operations.

Our common stock is subject to significant dilution upon issuance of shares we have reserved for future issuance.

As of June 30, 2013, outstanding convertible debt plus accrued interest is equal to $1,748,973, which  could have the right to convert into additional shares of our common stock at discounts of up to 40% of mPhase's then current stock price computed on a formula basis that may adversely affect the future price of our common stock that may result in  future conversions  shares of our Common Stock based upon our stock price at June 30,2013.

RISK FACTORS RELATED TO OUR OPERATIONS

We have been a development-stage company since our inception in 1996 and have not to date had a significant or successful deployment of any of our flagship products, including our Smart NanoBattery and our Emergency Flashlight products.

We have derived no material revenues from our Smart NanoBattery from inception of development in February 2004 through June 30, 2013 or the Emergency Flashlight and we have been forced to discontinue product development and marketing of both our TV+ and magnetometer products owing to limited financial resources.

The loss of key personnel could adversely affect our business

Management and employment contracts with all of our officers have expired and no assurances can be given that such executives will remain with the Company or that the Company will be able to successfully enter into agreements with such key executives. All of our officers have made significant investments in the Company in the form of equity periodic purchases of common stock and bridge loans and been granted stock and stock options that are intended to represent a key component of their compensation. Such grants may not provide the intended incentives to such officers if our stock price declines or experiences significant volatility. In addition we have accrued and unpaid salaries to our three corporate officers equal to $266,609 as of June 30, 2013 and we must continue such practice for the foreseeable future owing to limited financial resources.

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

ITEM 2. PROPERTIES

Our corporate headquarters is located at 587 Connecticut Avenue, Norwalk, CT 06854-1711. The Company leases this office space from Microphase Corporation under a facilities agreement with Microphase that provides that mPhase lease office space, lab facilities and administrative staff on a month-to-month basis for $993 per month. The Company also maintained an office in Little Falls, New Jersey with monthly rent of $2,281 per month. As of July 1, 2013, the Company leases an office in East Rutherford, New Jersey for $1,517 on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

From time to time mPhase may be involved in various legal proceedings and other matters arising in the normal course of business. During its fiscal year ended June 30, 2013, the Company is involved in litigation with John Fife and his affiliates in connection with a Convertible Note issued to Fife on September 13, 2011. The Company is not, at this time able to predict the outcome of this litigation.

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

YEAR/QUARTER	HIGH	LOW
Fiscal year ended June 30, 2004
First Quarter	$.42	$.29
Second Quarter	0.61	0.29
Third Quarter	0.69	0.38
Fourth Quarter	0.46	0.29
Fiscal year ended June 30, 2005
First Quarter	$.31	$.21
Second Quarter	0.35	0.23
Third Quarter	0.6	0.3
Fourth Quarter	0.41	0.25
Fiscal year ended June 30, 2006
First Quarter	$.29	$.21
Second Quarter	0.32	0.15
Third Quarter	0.45	0.19
Fourth Quarter	0.34	0.18
Fiscal year ended June 30, 2007
First Quarter	$.21	$.16
Second Quarter	0.2	0.15
Third Quarter	0.24	0.15
Fourth Quarter	0.19	0.09
Fiscal year ended June 30, 2008
First Quarter	$.13	$.07
Second Quarter	0.09	0.05
Third Quarter	0.14	0.05
Fourth Quarter	0.13	0.07
Fiscal year ended June 30, 2009
First Quarter	$.08	$.03
Second Quarter	0.05	0.01
Third Quarter	0.04	0.01
Fourth Quarter	0.05	0.01
Fiscal year ended June 30, 2010
First Quarter	$.03	$.02
Second Quarter	0.02	0.01
Third Quarter	0.03	0.02
Fourth Quarter	0.02	0.01
Fiscal year ended June 30, 2011
First Quarter	$.0189	$.0100
Second Quarter	0.0147	0.008
Third Quarter	0.0105	0.0045
Fourth Quarter	0.0032	0.0123
Fiscal year ended June 30, 2012
First Quarter	$.0085	$.0047
Second Quarter	0.003	0.0053
Third Quarter	0.002	0.0037
Fourth Quarter	0.0016	0.0005
Fiscal year ended June 30, 2013
First Quarter	0.0014	0.001
Second Quarter	0.0023	0.0017
Third Quarter	0.0037	0.0036
Fourth Quarter	0.0015	0.0013

(B) HOLDERS

As of June 30, 2013, mPhase had approximately 5.1 billion shares of common stock outstanding and approximately 23,000 stockholders of record. In addition the Company has  a total of 1,116,376,807 shares of common stock reserved for issuance upon the conversion of warrants, options and convertible securities of which, 919,857,697 may only be required to  issued depending upon the outcome of certain  litigation with John Fife and/or removal of the DTC “Chill” with respect to the Company’s common stock. Finally, subject to availability, the Company has reserved 331,384,000 shares for conversion of officer notes. Such notes may only be converted if the Board of Directors determines that such shares are not needed for general corporate financing or other purposes.

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

Issuances of Unregistered Securities.

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

Long Term Convertible Debentures / Notes Receivable / Debt Discount

The Company had 12 separate convertible debt arrangements with independent investors that were in effect at various times during the two fiscal years ended June 30, 2013, 5 of which were still active as of June 30, 2013.

During the fiscal year ended June 30, 2012, $1,814,368 of debt was converted into 716,962,140 shares of common stock to holders of Convertible Notes.

During the fiscal year ended June 30, 2013, $ 39,000 of debt including $1,500 accrued interest thereon was converted into 40,451,179 shares of common stock to holders of Convertible Notes.

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

As of June 30, 2012, this convertible note has $109,000 outstanding, which when combined with arrangements #8 and #9 totaled $802,060, which the Company entered into an amended agreement on June 1, 2012 whereby the Company agreed to make payments of principle and interest of $37,018 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. Also as of June 30, 2012 the derivative value of the embedded conversion feature of this arrangement when combined with arrangements #2 and #3 totaled $0; which when compared to the combine value of $1,567,512 created a non-cash credit to earnings of $1,567,512 in fiscal 2012. As of June 30, 2012 and June 30, 2013,  the combined arrangements with JMJ in this note would be convertible into 200,515,000  and 219,050,990 at the conversion floor price of $.004; and only so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement. The Company has not made any payments of the $37,018 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance.

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

During the twelve month period ended June 30, 2012 amortization of debt discount amounted to $185,456 reducing the combined balance to $55,903. On June 30, 2013, given the changes in the Company’s stock price during the 20 day look-back period for June 30, 2013, this estimated liability had decreased to $138,696, a decrease this period of $689,007, creating a non-cash credit to earnings for the year ended June 30, 2013 of that amount. During the year ended June 30, 2013, amortization of debt discount amounted to $55,903, reducing the combined balance to $0.

The company entered into an amended agreement on June 1, 2012, when principle of $557,500 accrued interest of $66,338 and $95,611 of contractual charges totaled $719,449; with this noteholder whereby the Company agreed to make payments of principle and interest of $33,238 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. As of September 30, 2012 this note would be convertible into 789,645,351 shares of common stock at the original terms. The Company has not made any payments of the $33,238 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance (see note 4). On November 20, 2012, mPhase Technologies, Inc. (the “Company”) formally received an Event of Default and Redemption Notice dated November 16, 2012 with respect to an 8% Convertible Note dated September 13, 2011 issued by the Company to St. George Investments LLC and assigned to John Fife. The notice included alleged defaults with respect to payments owed by the Company under the Convertible Note and the failure to convert the Note into shares of the Company’s common stock. The alleged amount owed according to the notice is approximately $902,279. The Company believes it has affirmative defenses to the actions of the holder of the Convertible Note as well as counterclaims against the Holder. As of June 30, 2013, this note would be convertible into 700,806,707 shares of common stock at the original terms.

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

Arrangement #8 (Asher Enterprises, Inc II)

On January 5, 2012 the Company issued to Asher Enterprises, Inc. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $35,000 in gross proceeds, net of $2,500 closing fees. The instrument is in the principal amount of $35,000 and matures on January 5, 2013. Interest only is payable at the rate of 8% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.  On July 11, 2012, the Company prepaid, in full, in cash, this Convertible Note, together with $1,388 of interest and a $17,500 prepayment fee charged to expense during the year ended June 30, 2013.

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

On September 30, 2012, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had decreased to $17,038, an decrease this period of $48,991 creating a non-cash credit to earnings of that amount. During the three month period ended September 30, 2012 amortization of debt discount amounted to $6,201 reducing the balance to $8,335. On December 5, 2012 the Company prepaid, in full, in cash, this Convertible Note, together with $1,479 of interest and an $18,750 prepayment fee charged to expense during the year ended June 30, 2013.

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $24,966 and the loan discount totaled $27,466, which amount was fully amortized during the year ended June 30, 2013. During the fiscal year ended June 30, 2013, $ 37,500 of this debt together with $1,500 accrued interest thereon was converted into 40,451,179 shares of common stock repaying this note in full.

Arrangement #11(Black Arch Opportunity Fund L.P.)

On December 8, 2012, the Company issued to Black Arch Opportunity Fund L.P., Inc. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $30,000 in gross proceeds. The instrument is in the principal amount of $30,000 and matures on January 5, 2013. Interest only is payable at the rate of 12% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 45% discount (60% while the Company’s stock is “chilled” by the DTC) based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security was calculated to be $70,001 and the loan discount totaled $70,001. On June 30, 2013, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had decreased to $43,508, a decrease this period of $26,423 creating a non-cash credit to earnings of that amount. During the year ended June 30, 2013, amortization of debt discount amounted to $70,001, reducing the balance to $31,136. Based upon the  price of the Company’s common stock on June 30, 2013, this Note is convertible into approximately 57,668,070 shares of common stock.

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $57,418 and the loan discount totaled $60,418. On June 30, 2013, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had decreased to $29,729, a decrease this period of $27,689 creating a non-cash charge to earnings of that amount. During the year ended June 30, 2013, amortization of debt discount amounted to $48,787 reducing the balance to $0. Based upon the price of the Company’s common stock on June 30, 2013, this Note is convertible into approximately 57,688,070 shares of common stock.

During the fiscal year ending June 30, 2013, the following transactions impacted stockholders’ equity

Private Placements

During the fiscal year ended June 30, 2013, the Company received $579,000 of net proceeds from the issuance of 1,322,250,000 shares of common stock in private placements with accredited investors that included $92,000 of reparations. The aggregate fees for such placements were $ 28,500.

Stock Based Compensation

The Company did not issue any awards of common stock or options to Officers, Directors or Employees during the fiscal year ended June 30, 2013.

Conversion of debt securities

During the fiscal year ended June 30, 2013, $ 39,000 of debt including $1,500 accrued interest thereon was converted into 40,451,179 shares of common stock to holders of Convertible Notes.

Reparations

The Company issued 40,000,000 shares to single investor for reparations valued at $92,000.

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

As of June 30, 2013, the Company has received$228,481 proceeds; $145,428 and $80,053 in Fiscal Years Ended June 30, 2012 and  2013,  under the Equity Line relating to the resale of 132,000,000 shares of the Company’s common stock, 89,587,447 shares and 42,412,553 shares in Fiscal Years Ended June 30, 2012 and  2013 , net of $22,420 of aggregate  transaction fees. The amount of proceeds to be received under the Equity Line will depend upon the stock price of the Company at the various points it in time exercises the Put Option.

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

The officers' notes plus accrued interest are convertible into approximately 331,384,000 shares of the Company's common stock based upon the conversion terms at June 30, 2013.

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

During the year ended June 30, 2013, the Company’s annual evaluation included a review if the Company should record an additional derivative liability which would be recordable if the other convertible instruments the Company has outstanding, primarily the convertible debentures discussed above, would limit or prevent the Company from honoring the conversion of new or existing convertible instruments during their contract term. The evaluation was performed on a contract by contract basis on equity instruments subject to FASB Standards Codification Topic 815 (previously known as EITF 00-19), namely all convertible debenture agreements. The Company utilized a sequencing method prescribed by FASB Standards Codification Topic 815 (previously known as EITF 00-19), applying shares available to contracts with the earliest inception date first. As a result of the evaluation for the year ended June 30, 2013, all amounts recorded for debt discount on convertible instruments were reduced to zero, resulting in the full expensing of the original derivative liability of new agreements this period, as well as recording a derivative liability ending balance for each convertible instrument due to the potential limitations on share availability for conversions.

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

Since June 17, 2011, the Company’s common  stock has been the subject of a “Chill” by the Depository Trust Company which acts as primary depository and settlement agent for most U.S. common stocks. In correspondence with  the DTC, the Company was informed that large sales of common stock by JMJ Financial and John Fife received from conversions of various  convertible securities issued to such entities and persons as unregistered securities were the principal focus of  the  DTC. The Company has refrained from converting any convertible securities into common stock for the foregoing persons and entities until the DTC is removed. The DTC Chill requires that  all settlements of purchases and sales of the  Company’s common  stock be completed in  certificated  format and does not allow the use of electronic transfers known as DWAC. The Company is actively engaged with the DTC , through outside counsel, to have the  “Chill removed but is unable to predict the time frame for such removal.  The company is currently in litigation with John Fife with respect to its denial of conversions into common stock prior to removal of the  Chill and cannot predict the outcome of such  litigation.  Depending on the future price of the Company’s common stock the Company may have to increase its authorized shares of common stock in order to complete such conversions in the future. Such increase in its authorized shares would require likely require shareholder approval.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and notes included in this annual report. The statement of operations data from October 2, 1996 (date of inception) to June 30, 1997 and for the year ended June 30, 1998, and the balance sheet data as of June 30, 1997 and 1998, are derived from financial statements that have been audited by Schuhalter, Coughlin & Suozzo, LLC, independent auditors, and are included in this document. The statement of operations data for the years ended June 30, 1999, 2000, and 2001 and the balance sheet data as of June 30, 1999, 2000, and 2001 are derived from financial statements that have been audited by Arthur Andersen LLP., independent auditors. The statement of operations data for each year ended June 30, 2002 through June 30, 2009 and the balance sheet data as of June 30, 2002 through June 30, 2009 are derived from financial statements that have been audited by Rosenberg Rich Baker Berman & Company. The statement of operations data for the years ended June 30, 2011, 2012 and 2013 and the balance sheet data as of June 30, 2011  2012 and 2013 are derived from financial statements that have been audited by Demetrius & Company, L.L.C.

SUMMARY OPERATING DATA
Year Ended June 30,
(in thousands except per share data)

						from
						inception
	Fiscal Years Ended June 30,					October 2, 1996 to
	2009	2010	2011	2012	2013	30-Jun-2013
Total Revenues	$187	$354	$49	$1	4	$749
Cost of Sales	0	66	50	15	15	145
Research and Development	1,256	2,203	626	53	126	12,437
General and administrative	9,554	1,845	1,823	7,921	1,202	36,513
Depreciation and amortization	34	25	15	14	12	605
Operating Loss	(10,637)	(3,785)	1,875	(8,002)	(1,351)	$(48,791)
Other income (expense) net	(3,118)	(118)	2,120	(446)	503	$(7,977)
Interest income (expense)	(1,321)	(3,463)	(141)	(344)	(293)	$(3,264)
Discontinued Operations		-	245	5	880	(143,659)
Net Loss	$(15,096)	$(7,366)	$(486)	$(8,787)	(261)	$(203,691)
Continuing per share	$(0.03)	$(.01)	$(.00)	$(.00)	(.00)
Discontinued per share	$(0.00)	$0	$(.00)	$(.00)	(.00)
Weighted Average shares outstanding	592,455,950	1,041,685,519	1,402,130,735	2,789,725,412	4,515,985,122

BALANCE SHEET DATA
in $000's

	2009	2010	2011	2012	2013
Cash and cash equivalents	$100	$228	$2	$40	1
Working capital (deficit)	$(3,991)	$201	$(2,705)	$(3,691)	(4,370)
Total assets	$3,489	$5,844	$235	$186	112
Long-term obligations, net of current portion	$4,433	$28	$16	$3
Total stockholders' (deficit)	$(5,234)	$(7,884)	$(5,592)	$(5,503)	(4,788)

Selected Quarterly Financial Information

The statement of operations data as of the quarterly periods indicated below are derived from unaudited financial statements on Form 10Q filings, and include all adjustments (consisting of normal recurring items) that management considers necessary for a fair presentation of the financial statements.

FISCAL 2013 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS DATA:	September 30,		December 31,		March 31,		June 30,
	(in thousands, except share amounts)
Total revenues		$2		$0		$0		$2
Costs and Expenses:
Cost of sales		13		0		0		2
Research and development		1		1		1		123
General and administrative		283		302		268		349
Depreciation and amortization		3		3		3		3
Operating loss		(298)		(306)		(272)		(475)
Interest expense, Net		(70)		(71)		(75)		77
Other Income (expense)		661		(361)		(139)		(342)
Discontinued operations								880
Net ( Loss) Income		$293		$(738)		$(486)		$670

Basic net (loss) gain per share-
Continuing operations		$0		$0	$		$
Discontinued operations	$		$		$		$
Diluted net (loss) gain per share-
Continuing operations		$0		$0	$		$
Discontinued operations	$		$		$		$
Shares used in basic net loss per share
Shares used in diluted net loss per share

Includes certain reclassification from previous reported amounts

FISCAL 2012 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS DATA:	September 30,	December 31,		March 31,		June 30,
	(in thousands, except share amounts)
Total revenues	$0		$1		$0		$0
Costs and Expenses:
Cost of sales	1		1		0		0
Research and development	41		10		1		1
General and administrative	6,888		346		359		328
Depreciation and amortization	4		4		4		2
Operating loss	(6,934)		(360)		(364)		(331)
Interest expense, Net	(71)		(44)		(72)		(157)
Other Income (expense)	826		534		(370)		(1,436)
Discontinued operations							5
Net ( Loss) Income	$(6,179)		$130		$(806)		$(1,919)

Basic net (loss) gain per share-
Continuing operations	$0		$0		$0		$0
Discontinued operations	$0		$0		$0		$0
Diluted net (loss) gain per share-
Continuing operations	$0		$0		$0		$0
Discontinued operations	$0	$	N/A	$	N/A	$	N/A
Shares used in basic net loss per share	2,053,984,273		2,765,647,479		2,971,015,232		3,419,465,827
Shares used in diluted net loss per share	N/A		3,608,180,728		N/A		N/A

Includes certain reclassification from previous reported amounts

FISCAL 2011 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS DATA:	September 30,	December 31,		March 31,		June 30,
	(in thousands, except share amounts)
Total revenues	$29		$1		$18		$1
Costs and Expenses:
Cost of sales	9		5		37		(1)
Research and development	193		141		111		180
General and administrative	523		446		455		398
Depreciation and amortization	3		4		4		4
Operating loss	(701)		(595)		(589)		(580)
Interest expense, Net	(30)		(25)		(26)		(60)
Other Income (expense)	2,725		(100)		(709)		204
Discontinued operations
Net ( Loss) Income	$1,994		$(720)		(1,324)		(436)
Basic net (loss) gain per share-
Continuing operations	$0		$0		$0		$0
Discontinued operations	$0		$0		$0		$0
Diluted net (loss) gain per share-
Continuing operations	$0		$0		$0		$0
Discontinued operations	$0	$	N/A	$	N/A	$	N/A
Shares used in basic net loss per share	1,189,554,845		1,226,037,125		1,456,690,423		1,602,502,264
Shares used in diluted net loss per share	1,713,140,738		N/A		N/A		N/A

FISCAL 2010 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS DATA:	September 30,	December 31,	March 31,	June 30,
	(in thousands, except share amounts)
Total revenues	$52	$34	$142	$126
Costs and Expenses:
Cost of sales	0	0	2	63
Research and development	515	579	712	397
General and administrative	421	489	453	482
Depreciation and amortization	5	7	7	7
Operating loss	(889)	(1041)	(1032)	(823)
Interest expense, Net	(681)	(42)	(33)	(31)
Other Income (expense)	1173	(2417)	1959	(3508)
Discontinued operations	0	0	0	0
Net ( Loss) Income	$(397)	$(3,500)	$894	$(4,362)
Basic net (loss) gain per share-
Continuing operations	$(0.01)	$(0.01)	$0.00	$(0.01)
Discontinued operations	$-	$-	$-	$-
Diluted net (loss) gain per share-
Continuing operations	$(0.01)	$(0.01)	$0.00	$(0.01)
Discontinued operations	$-	$-	$-	$-
Shares used in basic net loss per share	934,821,600	934,821,600	1,057,751,508	1,084,251,619
Shares used in diluted net loss per share	934,821,600	934,821,600	1,534,563,992	1,084,251,619

Includes certain reclassification from previous reported amounts

FISCAL 2009 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS DATA:	September 30,	December 31,	March 31,	June 30,
	(in thousands, except share amounts)
Total revenues	$6	$45	$44	$92
Costs and Expenses:
Cost of sales	-	-	-	-
Research and development	388	216	265	386
General and administrative	6,239	499	430	2,387
Depreciation and amortization	13	13	4	4
Operating loss	(6,634)	(683)	(655)	(2,685)
Interest expense, Net	(39)	(61)	(74)	(1,146)
Other Income (expense)	355	(1,845)	73	(1,702)
Discontinued Operations	-	-	-	-
Net Loss	(6,318)	$(2,589)	$(656)	$(5,533)
Basic and diluted net (loss) gain per share-
Continuing Operations	(0.01)	$(0.01)	$-	$(0.01)
Discontinued Operations	$-	$-	$-	$-
Shares used in basic and diluted net loss per share	452,895,360	452,895,360	671,278,600	786,484,581

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

New Products developed during Fiscal Year 2013

The Company began development of the MPOWER Junp as an addition to its consumer product line consisting of the emergency illuminator. The Company outsourced the design, engineering and development of the product and it is anticipated that announcement of the new product will occur during fiscal year 2014 to preserve the Company’s first to market advantage. The Company incurred approximately $300,000 in development costs and has received a series of prototypes of the product. The roll-out of the product will depend upon the Company’s financial resources during fiscal year 2014.

TWELVE MONTHS ENDED JUNE 30, 2013 VS. JUNE 30, 2012

Revenues. Total revenues for the year ended June 30, 2013 increased from $ $1,502 in 2012 to $4,086. The revenue for the current fiscal year was derived primarily from the sales of the mPower emergency illuminator.

Cost of sales. Cost of sales increased $574 for the year ended June 30, 2013 to $15,094. This increase is attributable to sales of our mPower emergency illuminator out of our  existing inventory.

Research and Development. Research and development expenses were $125,982 for the year ended June 30, 2013 as compared to $53,374  in the year ended June 30, 2012, an increase  of $72,608. Such increase is attributable to development expense incurred with respect to the Company’s new  mPower Jump product.

General and Administrative Expenses. Selling, general and administrative expenses were $1,201,966 for the year ended June 30, 2013 compared to $7,921,189 for the year ended June 30, 2012.a decrease of $6,719,223. During fiscal year ended June 30, 2012, the Company incurred non-cash charges amounting to $6,645,300 for stock based compensation awarded to officers, employees and consultants. During fiscal year ended June 30, 2013, such charges amounted to $0. In addition the Company accrued and reduced salaries of employees in fiscal year ended June 30, 2013 resulting in lower payroll by approximately $156,707 as compared to the payroll for fiscal year ended June 30, 2012. Expenses were reduced across the board, including a reduction in travel expense of $46,157 and consulting expense of $22,400.

Other Income and Expense. During the current FYE 2013 non-cash charges included $92,000 for reparations, and net settlement income of $953,641. During the prior FYE 2012, non-cash charges included $0 for reparations, and net settlement income of $2,782. In addition during FYE 2013, the Company realized a non-cash net gain of approximately $557,918 compared to a non-cash net loss of $320,480 in FYE 2012 resulting from the issuance and the changes in the derivative liability values relative to convertible debt. The current FYE 2013 includes a gain resulting from a change in derivative value of $838,796 offset in part by amortization of debt discount of $280,878, stock issuance costs and other charges including prepayment fees of $36,250. This compares to prior FYE 2012 which included a gain resulting from the change in derivative value of $1,047,148 offset in part by amortization of debt discount, and conversion floor fees and charges amounting to $1,367,628.

Net loss. mPhase recorded a net loss of $260,634 for the year ended June 30, 2013 as compared to a loss of $8,786,952 for the same period ended June 30, 2012. This represents a loss per common share of ($.0.0 ) in 2013 as compared to $(.00) in 2012, based upon weighted average common shares outstanding of 4,515,985,122 and 2,789,725,412 during the periods ending June 30, 2013 and June 30, 2012 respectively.

CURRENT PLAN OF OPERATIONS

The Company is actively pursuing both military and commercial applications of its smart surface technology. The Company is actively seeking additional strategic partners. The Company is seeking such partners to custom tailor its Smart NanoBattery as a component for a commercial or military end product. The Company, subject to available capital, will seek to commence deployment of its mPower Jump product and to enhance profitability of this product by offering a cost reduced version. The Company is also seeking funding under various U.S. government programs for companies seeking to employ new employees to stimulate the U.S. economy.

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

During fiscal year ended June 30, 2012 the Company commenced research, design and development of a prototype of a second new innovative automotive product with an initial cost of approximately $300,000. The Company, owing to its current financial austerity program in fiscal year ended June 30, 2013 has had to curtail significantly its research and development activities.

The amount of research and development costs the Company has expended on its current technology, from its inception through June 30, 2013, is $12,436,918.

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

As of June 30, 2013, the Company has received $228,481 proceeds; $145,428 and $80,053 in Fiscal Years Ended June 30, 2012 and  2013,  under the Equity Line relating to the resale of 132,000,000 shares of the Company’s common stock, 89,587,447 shares and 42,412,553 shares in Fiscal Years Ended June 30, 2012 and  2013 , net of $22,420 of aggregate  transaction fees. The amount of proceeds to be received under the Equity Line will depend upon the stock price of the Company at the various points it in time exercises the Put Option.

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

LIQUIDITY AND CAPITAL RESOURCES

Through June 30, 2013, the Company had incurred development stage losses totaling approximately $(203,691,541) and had cash and cash equivalents of $1,055. At June 30, 2013, mPhase had a working capital deficit of $(4,410,117) as compared to a working capital deficit of $(3,690,779) as of June 30, 2012.

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

In December of 2011, the Company entered into a $10,000,000 equity line of credit with Dutchess Opportunity Fund II, LLC. Under the equity line, the Company is eligible to “PUT” to the fund 20,000,000 shares of its common stock during any pricing period. The Company has registered a total of 250,000,000 shares of its common stock on a Form S-1 Registration Statement with the Securities and Exchange Commission that was declared effective on January 17, 2012. As of June 30, 2013, the Company has received $200,709 of proceeds under the equity line from the resale of 132,000,000 shares of the Company’s common stock, net of $24,7772  transaction fees. The amount of proceeds to be received under the equity line will depend upon the stock price of the Company and the various points in time it exercises its Put option.

On June 6, 2012 the Company announced the restructuring of all of its convertible securities that were issued to JMJ Financial and John Fife of approximately $1,500,000.  The Company is currently in litigation with John Fife with respect to such restructuring . To date no action has been taken by JMJ Financial with respect to the Company. In the longer term, we estimate that the Company will need to raise approximately $5-10 million of additional capital above the funds anticipated from the monthly funding’s and conversions by holders of revised or replacement convertible securities, to meet longer term liquidity needs through June 30, 2013. Such monies will be necessary primarily to fund future operating expenditures as well as marketing, cost-reductions and commercialization of its Smart NanoBattery and automotive products. Finally, depending upon sales and margins in fiscal year 2014, additional capital may be required to fund a portion of any growth necessary in operations.

Cash used in operating activities was $694,676 during the twelve months ended June 30, 2013. During such period, the cash used by operating activities consisted principally of the net loss from operations of ($1,032,899) offset by settlement income of $880,881 from discontinued operations,  plus non-cash credits related to convertible debt issued and associated changes in derivative value ($625,834) reduced by an increase of accounts payable and accrued expenses of $539,287. These amounts are offset in part by non-cash charges related to issuance of common stock and options for services of $169,852.

During the twelve-month period ended June 30, 2013, the Company raised capital through private placements with accredited investors, whereby the Company issued 1,282,250,000 shares of the Company's common stock, generating net proceeds to the Company of $487,000.

During the twelve-month period ended June 30, 2012, the Company raised capital through private placements with accredited investors, whereby the Company issued 170,000,000 shares of the Company's common stock, generating net proceeds to the Company of $140,000.

Equity Conversions of Debt and Other Financial Instruments with Related Parties-

Conversion of debt with related parties and strategic vendors during the periods enumerated is as follows: During the fiscal years ended June 30, 2012 and June 30, 2013, there were no equity conversions of debt or other financial instruments with related parties.

		2011		2012		2013
Janifast:
Number of shares		NONE		NONE		NONE
Number of warrants		NONE		NONE		NONE
Amount converted to equity	$	NONE	$	NONE	$	NONE
Microphase Corporation:
Number of shares		NONE		NONE		NONE
Number of warrants		NONE		NONE		NONE
Amount converted to equity	$	NONE	$	NONE	$	NONE
Strategic Vendor Conversions:
Number of shares		NONE		NONE		NONE
Number of warrants		NONE		NONE		NONE
Amount converted to equity	$	NONE	$	NONE	$	NONE
Officers
Number of shares		NONE		NONE		NONE
Number of warrants (A)		NONE		NONE		NONE
Amount converted to equity	$	NONE	$	NONE	$	NONE
Total Related Party Conversions
Number of shares		NONE		NONE		NONE
Number of warrants		NONE		NONE		NONE
Amount converted to equity	$	NONE	$	NONE	$	NONE

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

As noted above, through June 30, 2013, the Company incurred development stage losses totaling approximately $203,651,541 and at June 30, 2013 had a working capital deficit of $(4,370,138). Funding in our traditional capital markets was difficult during FYE 2013. Management of the Company desired to avoid unnecessary dilution by issuing large amounts of equity at depressed prices to raise larger sums of cash. The Company was able to raise $71, 133 from its equity line of credit with Dutchess Capital  net of expenses to provide liquidity and capital resources during the year and $115,000 from Convertible Note financings and $487,000 from private placements of equity net of fees and $92,000 of reparations.

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

See pages beginning page 67.

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

As of June 30, 2013, the management of the Company carried out an assessment, under the supervision of and with the participation of the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our evaluation concluded that the company had no material weakness which would result in the reasonable possibility of a material misstatement described above.

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

There were no changes in our internal control over financial reporting during the fiscal year ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive officers are selected by the Board of Directors. No family relationships exist between any of the executive officers or directors. The following table sets forth certain information with respect to each person who is an executive officer or director. mPhase's executive officers and directors as of June 30, 2013 are as follows:

NAME	AGE	POSITION(S)
Ronald A. Durando	56	Chief Executive Officer and Director
Gustave T. Dotoli (2)	76	Chief Operating Officer and Director
Martin Smiley	65	Chief Financial Officer
OUTSIDE DIRECTORS
Anthony H. Guerino (1)(2)	65	Director
Abraham Biderman (1)(2)	65	Director
Dr. Victor Lawrence	64	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal year ended June 30, 2013 and the two previous fiscal years, the compensation earned by mPhase's chief executive officer and the other executive officers whose compensation was greater than $100,000 for services rendered in all capacities to the Company for the year ended June 30, 2013.

SUMMARY EXECUTIVE COMPENSATION
NAME&								NON-
PRINCIPAL				STOCK		OPTION		EQUITY	PENSION
POSITION	YEAR	SALARY	BONUS	AWARDS		AWARDS		INCENTIVE	VALUE	OTHER		TOTAL
Ronald	2013	$61,667	$0	$0						$65,940		$127,607
Durando	2012	$110,000	$0	$2,488,500	(2)	$173,316	(3)	N/A	N/A	$54,681	(1)	$164,681
Chief Executive Officer	2011	$160,000	$0	$0		$0		N/A	N/A	$33,728	(1)	$193,728

Gustave	2013	$61,667	$0	$0						$46,138		$104,805
Dotoli	2012	$107,333	$0	$1,858,500	(2)	$103,952	(3)	N/A	N/A	$36,103	(1)	$143,436
Chief Operating Officer	2011	$144,000	$0	$0		$0		N/A	N/A	$18,610	(1)	$162,610

Martin	2013	$61,667	$0	$0						$38,406		$100,073
Smiley	2012	$106,667	$0	$1,858,500	(2)	$62,394	(3)	N/A	N/A	$26,744	(1)	$133,411
CFO and General Counsel	2011	$140,000	$0	$0		$0		N/A	N/A	$16,569		$156,569

FOOTNOTES

(1)	Interest on loans to the Company.
(2)	Share grants are valued at the share price on the date the grant was authorized by the board of directors. The shares under the 2011 grant to officers are restricted from resale through August, 2015.
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

OUTSTANDING EQUITY AWARDS at FISCAL YEAR END JUNE 30, 2013

	Number of	Number of	Equity				Number of
	Securities	Securities	Incentive				shares of
	underlying	underlying	Plan				stock that	Market
	Unexercised	Unexercised	awards		Option	Option	has not	Value of
	Options	Options	Number of		Exercise	Expiration	been	Shares not	Equity
	(Exercisable)	(Unexercisable)	Securities		Price	Date	vested	vested	Incentive
Ronald Durando	50,000,000				$.004	9/16/2013
President CEO				$
$
Gustave Dotoli	30,000,000				$.004	9/16/2013
COO				$
$
Martin Smiley	18,000,000				$.004	9/16/2013
Executive VP				$
CFO Chief Legal Council				$

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

The Company does not have written employment agreements with any of the named Executive Officers. As previously noted under “Risk Factors” the Company has accrued and unpaid salary owed to its 3 Officers and is continuing such practice owing to limited financial resources.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of August 5, 2013 certain information regarding the beneficial ownership of our shares:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of August 5, 2013 certain information regarding the beneficial ownership of our shares:

1.	by each person who is known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock;

2.	each of our directors;

3.	by each executive officer named in the Summary Compensation Table; and

4.	by all of our directors and executive officers as a group.

AFFILIATES (1 & 2)	Shares	Warrants/ conversion rights	Options	TOTAL	%

Victor Lawrence	10,100,000	-	200,000	10,300,000	0.20%
Anthony Guerino	-	-	260,000	260,000	0.01%
Abraham Biderman	45,226,890	-	2,160,000	47,386,890	0.93%
Gustave Dotoli (3)	318,107,805	101,961,385	30,000,000	450,069,190	8.60%
Ron Durando (3)	452,241,922	143,558,783	50,000,000	645,800,705	12.20%
	2,850,000	-	450,000	3,300,000	0.06%
Martin Smiley (3)	313,760,629	85,863,810	18,000,000	417,624,439	8.02%
Microphase Corporation(4) (5)	42,726,686	-	-	42,726,686	0.84%

Total Affiliates	1,185,013,932	331,383,978	101,070,000	1,617,467,910	30.86%

(1) Unless otherwise indicated, the address of each beneficial owner is 587 Connecticut Avenue, Norwalk, Connecticut 06854–1711.

(2) Unless otherwise indicated, mPhase believes that all persons named in the table have sole voting and investment power with respect to all shares of the Company beneficially owned by them. The percentage for each beneficial owner listed above is based on 5,101,752,121 shares outstanding on August 2, 2013, and, with respect to each person holding options or warrants to purchase shares that are exercisable within 60 days after November 14, 2011, the number of options and warrants are deemed to be outstanding and beneficially owned by the person for the purpose of computing such person's percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownershi p of any other person.

(3) Includes as warrants 143,558,783 shares, 101,961,385 shares and 85,863,810 shares issuable for  loans plus accrued interest, if converted, for Messrs. Durando, Dotoli and Smiley respectively. Such conversions are subject to availability of authorized shares. On April 27, 2009, and amended as of August 25, 2011; the board of directors consolidated all amounts outstanding for all obligations to the officers, including unpaid compensation, and authorized the issuance of new notes with a term of five years, an interest rate of 12% and a conversion feature at a price of $.0040 on amounts outstanding plus accrued interest thereon. During the fiscal years ended June 30, 2009 , June 30, 2010 and in the three months ended September 30, 2011, the Company recorded $914,060 , $82,609 and $2,360, respectively, of beneficial interest expense with respect to the conversion feature.

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

Transactions with Officers, Directors and their Affiliates

Directors that were significant shareholders of Janifast Limited prior to its ceasing operations in March of 2009 included Messrs. Durando and Dotoli

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Twelve Months Ended June 30, 2013

	Durando	Dotol	Smiley	Biderman	Microphase	Total
Consulting / Salary	$61,667	$61,667	$61,667			$185,001
Interest	$65,940	$46,138	$38,406			$150,484
Rent					$5,290	$5,290
G&A					$7,666	$7,666
R&D						$0
Finders Fees				$28,500		$28,500
Total compensation for the Twelve Months Ended June 30, 2013	$127,607	$107,805	$100,073	$28,500	$12,956	$376,941

Summary of compensation to related parties for the Twelve Months Ended June 30, 2012

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$110,000	$107,333	$106,667			$324,000
Interest	$54,681	$36,103	$26,744			$117,528
Rent					$43,560	$43,560
G&A					$7,225	$7,225
R&D						$0
Finders Fees				$18,000		$18,000
Stock based compensation (shares issued)*	$2,488,5(0	$1,858,500	$1,858,500	$252,000	$63,000	$6,520,500
Stock based compensation (options issued)*	$173,316	$103,990	$62,394			$339,700
Total compensation for the Twelve Months Ended June 30, 2012	$2,826,497	$2,105,926	$2,054,305	$270,000	$113,785	$7,370,513

	Total Notes
Summary of payables to related parties as of June 30, 2013	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$449,523	$322,963	$276,426	$1,048,912			$1,048,912
Accrued Wages Officers	$95,667	$95,667	$75,417	$266,751			$266,751
Due to Officers/ Affliates					$156,000	$56,084	$212,084
Interest Payable	$124,712	$84,883	$67,029	$276,624			$276,624

Total Payable to Officers/ Affliates as of June 30, 2013	$669,902	$503,513	$418,872	$1,592,287	$156,000	$56,084	$1,804,371

	Total Notes
Summary of payables to related parties as of June 30, 2012	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$456,573	$333,663	$273,177	$1,063,413			$1,063,413
Accrued Wages Officers	$29,167	$29,167	$10,417	$68,751			$68,751
Due to Officers/Affliates					$150,000	$53,128	$203,128
Interest Payable	$58,771	$38,745	$28,623	$126,139			$126,139

Total Payable to Officers/ Affliates as of June 30, 2012	$544,511	$401,575	$312,217	$1,258,303	$150,000	$53,128	$1,461,431

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

Transactions with Microphase Corporation

mPhase's President and Chairman of the Board of the Company are also employees of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase whereby it would use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement for fiscal year 2011 required mPhase to pay Micophase $3,000 per month. Microphase also charges fees for specific projects on a project-by-project basis. During the year ended June 30, 2012 and for the period of time from mPhase's inception (October 2, 1996) to June 30, 2013, $12,596 and $9,541,702, respectively, have been charged to expense or inventory under these Agreements and is included in “discontinued operations” in the accompanying consolidated statements of operations. Management believes that amounts charged to the Company by Microphase are commensurate with amounts that would be incurred if outside third parties were used. The Company is obligated to pay a 3% royalty to Microphase on revenues from its proprietary Traverser Digital Video and Data Delivery System and DSL component products.

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

SUBSEQUENT EVENTS

On July 18, 2013, the Company announced in a Form 8K filing that it had entered into an 8% Convertible  Promissory Note in  the Principal Amount of $37,500 receiving net cash proceeds of $35,000 from Asher Enterprises Inc. The private placement was entered into pursuant to Section 4(2) of the  Securities Act of 1933, as amended and the proceeds are being used as additional working capital  for the Company.

On July 18, 2013, the Company issued 30,586,538 shares in a partial repayment of $15,000 principle and $905 of interest to Black Arch Opportunity Fund L.P., Inc. against its Convertible Promissory Note for $30,000, originally issued by the Company on December 8, 2012.

Through August 6, 2013, the Company has completed transactions in a private placement of its common stock to 3 accredited investors pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The Company received net proceeds of $72,500, made available for working capital, in connection with the issuance of 182,250,000 shares of its common stock at $.0004.

The Company is continuing such Private Placement until early October of 2013 with the goal of raising up to $150,000l gross proceeds to be used as working capital in exchange for approximately 193,750,000 additional shares of its common stock with accredited investors.

On August 15, 2013, the Company issued 16,438,356 shares in a partial repayment of $12,000 principle and interest to Asher Enterprises, Inc. against its Convertible Promissory Note in Asher Agreement V for $53,000, originally funded on January 3, 2013.

On September 16, 2013, the Company announced that the Depository Trust Company, that acts as the settlement entity for its common stock had removed the “chill” placed on the Company’s common stock on June 17, 2011.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The audit fees billed by our accounting firm of Demetrius Berkower, LLC.. for fiscal years ended June 30, 2013 and June 30, 2012 were $55,000 and $55,000.

Audit Related Services

There were no fees for audit related services billed for the fiscal year ended June 30, 2013. The fees billed for audit related services for the fiscal year ended June 30, 2012 were $5,000.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)        The following documents are filed as part of this Form 10-K (1) Consolidated Financial Statements

PAGE
Report of Demetrius Berkower, L.L.C. (Formerly Demetrius & Company, LLC)	67
Report of Rosenberg Rich Baker Berman & Company	68
Report of Arthur Andersen LLP	69
Report of Schuhalter, Coughlin & Suozzo, PC	70
Consolidated Balance Sheets as of June 30, 2011 and 2012	71
Consolidated Statements of Operations for the years ended June 30, 2011 and 2012 and for the period from inception (October 2, 1996) through June 30, 2012	72
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period from inception (October 2, 1996) to June 30, 1997 and for each of the fifteen years in the period ended June 30, 2012	73
Consolidated Statements of Cash Flows for the years ended June 30, 2011and 2012 and for the period from inception (October 2, 1996) through June 30, 2012	85
Notes to Consolidated Financial Statements	86

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

10.59*	Documentation including $1,870,000 Convertible Note and Secured Note for Financing with JMJ Financial dated August 21, 2009 (Form 8K dated August 21, 2009, Commission File No. 000-24969)

10.60*
Documentation including two $1,200,00 Convertible Notes executed September 23, 2009 and November 17, 2009 and Secured Notes in connection with financing with JMJ Financial  (Forms 8k dated December 23,2009 and December 30, 2009 respectively each  Commission File No. 000-25969))

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

10.79*
Securities Purchase Agreement dated as of May 4, 2012 between Asher Enterprises, Inc. and mPhase Technologies, Inc.(Exhibit 10.79 to Form 10K for the fiscal year ended June 30, 2012 filed September 24, 2012 (Commission file No. 000-24969))

10.80*
8%Convertible Note issued to Asher Enterprises, Inc. dated May 4, 2012 by mPhase Technologies, Inc. (Exhibit 10.80 to Form 10K for the fiscal year ended June 30, 2012 filed September 24, 2012 (Commission file No. 000-30202))

10.81*	Stand Still and Restructuring Agreement entered into as of May 31,2012 with John Fife (Exhibit 99.1 to Form 8K filed June 5, 2012 (Commission file No. 000-24969))

10.82*	Stand Still and Restructuring Agreement entered into as of June 1,2012 with JMJ Fiancial (Exhibit 99.2 to Form 8K filed June 5, 2012 (Commission file No. 000-24969))

10.83*
Securities Purchase Agreement, dated as of December 4, 2012 between mPhase Technologies, Inc and Asher Enterprises, Inc. (Exhibit 99.1 to Form 8K dated December 13, 2012(Commission File No. 000-24969))

10.84*
8% Convertible Promissory Note dated as of December 4,2012 issued by mPhase Technologies, Inc. to Asher Enterprises, Inc. (Exhibit 99.2 to Form 8K dated December 13, 2012(Commission File No. 000-24969))

10.85*
Securities Purchase Agreement dated as of January 18, 2003 between mPhase Technologies, Inc. and Black Arch Opportunity Fund L.P. (Exhibit 99.1 to Form 8K dated January 22, 2013 (Commission File No. 000-24969))

10.86*
12% Convertible Promissory Note with an issue date of January 14, 2013 issued by mPhase Technologies, Inc. to Black Arch Opportunity Fund L.P. (Exhbit 99.2 to Form 8K dated January 22, 2013 (Commission File No. 000-24969))

10.87 *
Securities Purchase Agreement dated as of January 31, 2013 between mPhase Technologies, Inc. and Asher Enterprises, Inc. (Exhibit 99.1 to Form 8K dated February 15, 2013(Commission File No. 000-24969))

10.88*
8% Convertible Promissory Note dated as of January 31, 2013 issued by mPhase Technologies,Inc. to Asher Enterprises, Inc. (Exhibit 99,2 to Form 8k dated February 15, 2013 (Commission File No. 000-24969))

10.89*	Securities Purchase Agreement dated as of June 26, 2013 between mPhase Technologies, Inc. and Asher Enterprises, Inc. (Exhibit 99.1 to Form 8k dated July 18, 2013 (Commission File No. 000-24969))

10.90*	8% Convertible Promissory Note dated as of June 26, 2013 (Exhibit 99.2 to Form 8K dated July 18, 2013 (Commission File No. 000-24969))

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

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

Report of Independent Registered Public Accounting Firm

To The Board of Directors and
Shareholders of mPhase Technologies, Inc.

We have audited the accompanying consolidated balance sheets of mPhase Technologies, Inc. (a New Jersey corporation in the development stage) and its subsidiaries as of June 30, 2012 and 2013 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the two years then ended and for the period of July 1, 2009 to June 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of mPhase Technologies, Inc. for the period from inception to June 30, 2009. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts for the period from inception to June 30, 2009, included in the cumulative totals, is based solely upon the report of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of mPhase Technologies, Inc. and subsidiaries as of June 30, 2012 and 2013 and the results of their operations and their cash flows for the two years then ended, and for the period of July 1, 2009 to June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

Demetrius Berkower  LLC.

Wayne, New Jersey
September 27, 2013

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

Schuhalter, Coughlin & Suozzo, PC
Raritan, New Jersey

January 28, 1999

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	June 30,
	2012	2013

ASSETS
CURRENT ASSETS
Cash	$39,913	$1,055
Inventory	86,494	70,684
Prepaid and other current assets	26,653	23,013

TOTAL CURRENT ASSETS	$153,060	$94,752

Property and equipment, net	33,141	17,169

TOTAL ASSETS	$186,201	$111,921

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$826,379	$1,089,617
Accrued expenses	91,591	226,609
Due to related parties	203,128	212,084
Accrued Wages Officers	68,751	266,751
Notes payable, related parties	1,189,552	1,325,536
Short term notes	65,000	65,000
Accounts Payable and Accrued Expenses-Discontinued Activities	863,594	-
Current Portion, Long term convertible debentures	522,980	1,314,692
Current Portion, Long term debt	12,864	4,580

TOTAL CURRENT LIABILITIES	$3,843,839	$4,504,869

Long term portion Equipment loan	3,451	-

OTHER OBLIGATIONS CONVERTIBLE TO EQUITY- (Note 8 )
Convertible debt derivative liability	898,734	212,023
Long term portion of Convertible debentures, net of discount of $128,793 and $0 on June 30, 2012 and 2013, respectively	942,944	290,525

COMMITMENTS AND CONTINGENCIES -(Note 11)

STOCKHOLDERS' DEFICIT
Common stock, par value $.001, 6,000,000,000 shares authorized, 3,666,051,851 and 5,071,165,583 shares issued and outstanding at June 30, 2012 and 2013, respectively	3,666,051	5,071,164
Additional paid in capital	194,468,219	193,761,159
Deferred Compensation	(198,157)	(28,305)
Deficit accumulated during development stage	(203,430,907)	(203,691,541)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	$(5,502,767)	$(4,895,496)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$186,201	$111,921

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations

			Date of
			Inception to
	For the FYE June 30,		June 30,
	2012	2013	2013

REVENUES	1,502	$4,086	$749,227

COSTS AND EXPENSES

Cost of Sales	14,520	15,094	145,578

Research and Development (including non-cash stock related charges of $0, $0 and $205,733 for FYE 2012 & 2013 and inception to date respectively)	53,374	125,982	12,436,918

General and Administrative (including non-cash stock related charges of $6,746,740, $169,852 and $19,670,946 for FYE 2012 & 2013 and inception to date respectively)	7,921,189	1,201,966	36,353,207

Depreciation and Amortization	14,497	12,000	604,827

TOTAL COSTS AND EXPENSES	8,003,580	1,355,042	49,540,530

OPERATING LOSS	(8,002,078)	$(1,350,956)	$(48,791,303)

OTHER INCOME (EXPENSE)
Interest (Expense)	(343,507)	(292,987)	(3,264,079)
Net Reparation, Impairment and Other Income (Expense)	(125,669)	(18,540)	(6,728,321)
Net Charges related to Convertible Debt	(320,480)	521,668	(1,248,988)

TOTAL OTHER INCOME (EXPENSE)	(789,656)	210,141	(11,241,388)

Loss From Continuing Operations, before Income Taxes	(8,791,734)	$(1,140,815)	$(60,032,691)

Income (Loss) From Discontinued Operations,
Net of Income Taxes of $0 in 2012 and 2013,
offset by benefit from tax loss carryforwards
of $0 in 2012 and 2013 (including non-cash stock related charges of
$0, $0 and $ 57,515,718 for FYE 2012 & 2013 and inception to date respectively)	4,782	880,181	143,658,850

Income Taxes

Net Loss	(8,786,952)	$(260,634)	$(203,691,541)

Net loss per share from:
Continuing Operations	(0.00)	$(0.00)
Discontinued Operations	(0.00)	$0.00

Weighted Average Number of Shares Outstanding;
Basic and Diluted	2,789,725,412	4,515,985,122

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE SIXTEEN YEARS IN THE PERIOD ENDED JUNE 30, 2013

							Total
	Common			Additional			Stockholders’
	Stock	Par Value	Treasury	Paid-In	Deferred	Accumulated	Equity
	Shares	0.01	Stock	Capital	Compensation	Deficit	(Deficit)
Balance, October 2, 1996 (date of inception).	1,140,427	$11,404		$459,753	$0	$(537,707)	$(66,550)
Issuance of common stock of Tecma Laboratories, Inc., for 100% of the Company.	6,600,000	66,000		(537,157)		537,707	66,550
Issuance of common stock, in private placement, net of offering costs of $138,931	594,270	5,943		752,531			758,474
Net loss						(781,246)	(781,246)
Balance, June 30, 1997	8,334,697	$83,347		$675,127	$0	$(781,246)	$(22,772)
Issuance of common stock with warrants, in private placement, net of offering costs of $84,065	999,502	9,995		791,874			801,869
Issuance of common stock for services	300,000	3,000		147,000			150,000
Issuance of common stock in connection with investment in unconsolidated subsidiary	250,000	2,500		122,500			125,000
Repurchase of 13,750 shares of common stock			(7,973)				(7,973)
Issuance of common stock with warrants in private placement, net of offering costs of $121,138	1,095,512	10,955		659,191			670,146
Issuance of common stock for financing services	100,000	1,000		(1,000)
Issuance of common stock in consideration for 100% of the common stock of Microphase Telecommunications, Inc.	2,500,000	25,000		1,685,000			1,710,000
Net loss						(4,341,059)	(4,341,059)
Balance, June 30, 1998	13,579,711	$135,797	$(7,973)	$4,079,692	$0	$(5,122,305)	(914,789)

The accompanying notes are an integral part of these Consolidated Financial Statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE SIXTEEN YEARS IN THE PERIOD ENDED JUNE 30, 2013

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
TO JUNE 30, 1997 AND FOR EACH OF THE SIXTEEN YEARS IN THE PERIOD ENDED JUNE 30, 2013

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
TO JUNE 30, 1997 AND FOR EACH OF THE SIXTEEN YEARS IN THE PERIOD ENDED JUNE 30, 2013

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

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT
OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE SIXTEEN YEARS IN THE PERIOD ENDED JUNE 30, 2013

	Common			Additional		Total Stockholders’
	Stock	Par Value	Treasury	Paid-In	Accumulated	Equity
	Shares	0.01	Stock	Capital	Deficit	(Deficit)
Balance, June 30, 2004	88,899,962	$888,999	$(7,973)	$111,976,095	$(115,775,083)	$(2,917,962)
Issuance of Shares in Private Placement	39,853,661	398,535		6,888,553		7,287,088
Issuance of in connection with exercise of warrants	3,637,954	36,380		644,229		680,609
Conversion of Debt to Common stock and warrants	3,895,171	38,952		1,174,134		1,213,086
Options Awarded to Consultants				2,191,043		2,191,043
Options Awarded to Officers				625,290		625,290
Issuance of shares to Officers and consultants for services	1,151,000	11,510		322,500		334,010
Exercise of cashless warrants	4,949,684	49,499		(49,499)
Exercise of warrants by officers	1,770,400	17,704				17,704
Reparation of Private Placement Offering	891,000	8,910		176,811		185,721
Net Loss					(11,234,324)	(11,234,324)
Balance June 30, 2005	145,048,832	$1,450,489	$(7,973)	$123.949,156	$(127,009,407)	$(1,617,735)
Issuance of common stock pursuant to the exercise of warrants, net of cash expenses of $108,000	15,720,120	157,201		2,850,523		3,007,724
Issuance of common stock with warrants in private placements, net of cash expenses of $674,567	72,786,897	727,868		9,329,781		10,057,649
Issuance of common stock for services	11,500,000	115,000		2,324,000		2,439,000
Conversion of related party and strategic vendor debts to common stock and warrants	3,331,864	33,319		556,681		590,000
Stock options awarded to consultants, employees and officers				3,837,423		3,837,423
Issuance of additional shares and warrant to effect revised pricing on previous private offering charged to expense	29,848,271	298,483		5,232,021		5,530,504
Net loss					(24,450,650)	(24,450,650)
Balance, June 30, 2006	278,235,984	$2,782,360	$(7,973)	$148,079,585	$(151,460,057)	$(606,085)

The accompanying notes are an integral part of these Consolidated Financial Statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE SIXTEEN YEARS IN THE PERIOD ENDED JUNE 30, 2013

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
TO JUNE 30, 1997 AND FOR EACH OF THE SIXTEEN YEARS IN THE PERIOD ENDED JUNE 30, 2013

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

The accompanying notes are an integral part of these Consolidated Financial Statements

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE SIXTEEN YEARS IN THE PERIOD ENDED JUNE 30, 2013

						Total
				Additional		Stockholders’
		$.01 Par	Treasury	Paid in	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Deficit	Equity
Balance June 30, 2008	440,395,000	$4,403,950	$(7,973)	$164,061,310	$(171,695,440)	$(3,238,153)
Issuance of common stock in private placements net of offering cost ($80,000)	72,333,333	$723,333		$(3,333)		$720,000
Issuance of additional shares effect repricing	19,522,000	$195,220		$236,952		$432,172
Stock options/ warrants awarded to employees and investors				$4,071,348		$4,071,348
Stock based compensation	61,750,000	$617,500		$2,908,115		$3,525,615
Vendor settlements	(1,926,470)	$(19,265)		$19,265		$0
Beneficial Conversion feature of Notes Payable, including $914,060 on Officers' Notes Payable				$1,028,560		$1,028,560
Forgiveness of related party debt				$19,336		$19,336
Conversion of debt securities and interest	278,346,019	$2,783,459		$519,874		$3,303,333
Net Loss					$(15,096,379)	$(15,096,379)
Balance June 30, 2009	870,419,882	$8,704,197	$(7,973)	$172,861,427	$(186,791,817)	$(5,234,168)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES I
STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND EACH OF THE SIXTEEN YEARS IN THE PERIOD ENDED JUNE 30, 2013

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
TO JUNE 30, 1997 AND EACH OF THE SIXTEEN YEARS IN THE PERIOD ENDED JUNE 30, 2013

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
TO JUNE 30, 1997 AND FOR EACH OF THE SIXTEEN YEARS IN THE PERIOD ENDED JUNE 30, 2013

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

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 1996)
TO JUNE 30, 1997 AND FOR EACH OF THE SIXTEEN YEARS IN THE PERIOD ENDED JUNE 30, 2013

	Common Stock
		$.001 Par	Treasury	Additional Paid in	Deferred	Accumulated	Shareholders' (Deficit)
	Shares	Value	Stock	Capital	Compensation	Deficit	Equity

Balance June 30, 2012	3,666,051,851	$3,666,051	$(7,973)	$194,468,219	$(198,157)	$(203,430,907)	$(5,502,767)

Issuance of Common Stock to accredited investors in private placements, net of $28,500 fees and $92,000 of reparation expense	1,322,250,000	1,322,250	-	(743,250)	-	-	579,000

Amortization of deferred stock compensation	-	-	-	-	169,852	-	169,852

Common Stock issued to cover the exercise of Put advances under Equity Line of Credit, net of $8,920 transacion fees	42,412,553	42,412		37,641			80,053

Conversions of Convertible Debentures plus accrued interest	40,451,179	40,451		(1,451)			39,000

Net Loss for the Year Ended June 30, 2013	-	-	-	-	-	(260,634)	(260,634)

Balance June 30, 2013	5,071,165,583	$5,071,164	$(7,973)	$193,761,159	$(28,305)	$(203,691,541)	$(4,895,496)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			October 2,1996
	For the FYE June 30,		(Date of Inception)
	June 30,	June 30,	To June 30,
	2012	2013	2013
Cash Flow From Operating Activities:
Net Income (Loss) From Continuing Operations	$(8,791,734)	$(1,140,815)	$(60,032,691)
Net Income (Loss) From Disontinued Operations	$4,782	880,181	$(143,658,850)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	17,971	15,972	$7,494,729
(Gain) loss on debt extinguishments	(7,782)	(953,641)	$(2,303,942)
Non-cash charges relating to issuance of common stock,
common stock options and warrants	6,645,300	-	$77,023,989
Reparation charges	-	92,000	$8,356,264
Derivative Value and Debt Discount charges (credits)	320,480	(557,918)	$1,845,889
Write off of Granita Inventory/ Sovereign Investment	-	-	$615,910
Other non cash charges including amortization of deferred
compensation and beneficial conversion interest expense	145,234	169,852	$3,027,987
Changes in assets and liabilities:
Accounts receivable	-	-	$427,876
Inventories	16,038	15,810	$(581,155)
Prepaid expenses and Other current assets	8,589	3,640	$58,048
Other	(12,500)	-	$894,035
Accounts payable, Accrued expenses, Deferred revenue	473,152	579,287	$10,030,907
Due to/from related parties
Microphase / Janifast//Lintel	13,386	2,956	$5,517,143
Officers and Other	75,140	198,000	$1,984,497
Net cash used in operating activities	$(1,091,944)	$(694,676)	$(89,299,364)

Cash Flow from Investing Activities:
Payments related to patents and licensing rights	-	-	$(450,780)
Purchase of fixed assets	(7,129)	-	$(3,315,622)
Investment in Sovereign	-	-	$(110,000)
Net Cash (used) in investing activities	$(7,129)	$0	$(3,876,402)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock,
exercises of warrants, net of finders fees	322,428	567,053	$84,028,860
Payment of short term notes & equipment loans	(11,486)	(11,735)	$(1,322,020)
Advances from Microphase	-	-	$347,840
Issuance of Convertible Debentures	645,000	115,000	$1,526,500
Repayment of Convertible Debentures	-	(72,500)	$(72,500)
Net Proceeds (Repayment) from notes payable related parties	181,300	(14,500)	$(257,859)
Proceeds from the collection of Notes Receivable under securities purchase agreements	-	-	$8,339,500
Sale of minority interest in Granita subsidiary	-	-	$514,000
Net cash provided by financing activities	1,137,242	655,818	$93,176,821

Net increase (decrease) in cash	$38,169	$(38,858)	$1,055
CASH AND CASH EQUIVALENTS, beginning of period	$1,744	$39,913	-
CASH AND CASH EQUIVALENTS, end of period	$39,913	$1,055	$1,055

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

We are headquartered in Norwalk, Connecticut with an office in EAST RUTHER FORD, NJ. mPhase shares common office space with Microphase Corporation, a privately held company in which the CEO of the company owns a minority interest. Microphase is a leader in the field of radio frequency and filtering technologies within the defense and telecommunications industry. It has been in operation for over 50 years and has supported mPhase with engineering, administrative and financial resources.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

2. LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

Through June 30, 2013, the Company incurred development stage losses totaling approximately $(203,691,541) and at June 30, 2013 had a working capital deficit of $(4,410,117). Funding in our traditional capital markets was difficult during FYE 2012 and 2013.

The Company was able to enter into convertible debt arrangements and an equity line of credit and private placements of equity with independent investors to provide liquidity and capital resources during the last two fiscal years. Such arrangements have provided the Company with cash in the amounts of  $967,428 and $682,052 during FYE 2012 and 2013 respectively. In addition and from time to time during FYE 2012 and 2013, the Company raised necessary working capital via bridge loans from officers. Such loans have received partial repayments in FYE 2013 of $14,500 and provided $181,300 of working capital in FYE 2012 (see notes payable to officers).

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
JUNE 30, 2013

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

RESEARCH AND DEVELOPMENT

Research and Development cost are charged to operations when incurred. The amounts charged to expense for the years ended 2012, 2013 and inception to date were $53,374, $125,982 and $12,436,618 for continuing operations respectively.

PATENTS AND LICENSES

Patents and licenses are capitalized when mPhase determines there will be a future benefit derived from such assets, and are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset, generally five years. As of June 30, 2012 and 2013, the book value of such assets has been fully amortized.

INVENTORIES

The Company uses the First In First Out method (FIFO) to account for inventory which is carried at the lower of market value or cost. As of June 30, 2012 and June 30, 2013, the inventory related to the Emergency Flashlight was valued at $86,494 and $70,684, net of a        $12,810 and $23,935 reserve, respectively.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

LONG-LIVED ASSETS

The Company reviews long-term assets for impairment whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. The Company also assesses these assets for impairment based on their estimated future cash flows.

REPARATION EXPENSE

As an incentive for additional equity contributions, the Company will from time to time, adjust the cost of past private purchases of common stock through the issuance of additional shares in such magnitude as to reduce an investors cost to an average price that more closely approximates current market value. The market value of additional shares issued without cash investment is charged to Reparation Expense, which is included in Other Expenses. Reparations expenses have amounted to $0, $92,000 and $8,356,264 for the years ended 2012, 2013 and inception to date, respectively.

LOSS PER COMMON SHARE, BASIC AND DILUTED

mPhase accounts for net loss per common share in accordance with the requirements FASB ASC 260 Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had warrants and options and convertible debentures (if funded in full – see note 8) outstanding at June 30, 2013, convertible into, respectively, approximately 0 and 104,675,000 and 104,135,255 immediately (and additionally up to 919,857,697 shares  of the Company's common stock could be required for Convertible Notes held by John Fife and JMJ Financial depending on  the outcome of certain disputes between  the Company and each of such Convertible Noteholders) based upon the conversion terms at June 30, 2013. The Company has also granted a conversion feature to certain officers for notes outstanding, giving these note holders the right to convert principal and interest outstanding, subject to availability, into 331,384,000 shares of the Company’s common stock based on a $.0040 per share conversion price (see note 9). The inclusion of the warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share and have been omitted in such computation.

BUSINESS CONCENTRATIONS AND CREDIT RISK

To date, the Company's products have been sold to a limited number of customers, earlier primarily in the telecommunications and defense industry and recently including some sales of the Emergency Illuminator. In fiscal year ended 2011, revenue was derived from research contracts with the U.S. Army and sales of the Company’s mPower emergency illuminator. Throughout the year, cash balances that the Company maintains at financial institutions may exceed the Federal Deposit Insurance Corporation insurance limitation of up to $250,000. Cash balances exceeded FDIC insured limits at times throughout the years ended June 30, 2012 and 2013.

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
JUNE 30, 2013

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

DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives are recorded on the balance sheet at fair value. The conversion features of the convertible debentures are embedded derivatives and are separately valued and accounted for on our balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining fair value of our derivatives is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management's judgment and may impact net income. During the fiscal years ended June 30, 2012 and June 30, 2013, the Company utilized an expected life of 20 days based upon the look-back period of its convertible debentures and notes and a volatility of 100%.

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

The Company recognizes interest accrued and penalties related to unrecognized tax benefits, if any, in interest and operating expenses. No interest or penalties was recorded as of June 30, 2012 and 2013.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash, accounts payable, long term debt, line of credit, convertible debt and due to related parties. Management believes the estimated fair value of cash, accounts payable and debt instruments at June 30, 3approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. Fair value of due to related parties cannot be determined due to lack of similar instruments available to the Company.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board issued ASU 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), which is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The new guidance is effective for our third quarter of the fiscal year ending June 30, 2012, and  its adoption to  did not have a material effect on our financial position or results of operations.

In October 2012, the FASB issued ASU2012-04, Technical Corrections and Improvement which contains amendments to make technical corrections, clarifications, and limited-scope improvements to various topics throughout the Codification.The amendments apply to all reporting entities within the scope of the affected accounting guidance. For public entities, theamendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012(our fiscal 2016). We do not anticipate the adoption of this amendment to have a material impact on our consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, Clarifring the Scope of Disclosures about Offsetting Assets and Liabilities. This update amends ASC 210, “Balance Sheet,” specifically the disclosure requirements created by ASU 2011-11, Disclosures About Offsetting Assets and Liabilities, issued by the FASB in December 2011 This update clarifies the scopeof these disclosure requirements to be applicable only to derivatives and securities borrowing and lending transactions that areoffset in accordance with GAAP or are subject to an enforceable master netting arrangement or similar agreement. Thedisclosure requirements continue to be effective for annual reporting periods, and interim periods within those years, beginningon or after January 1,2013, which will be fiscal 2014 for the Company. Based on the scope clarification of this update, the Company does not believe it has any financial instruments requiring these disclosures but will continue to evaluate this assessment.

In July 2013, the FASB issued ASU2OI3-11, Income Taxes, which applies to all entities that have unrecognized tax benefits when a net operating loss, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments inthis update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (our fiscal2017). We do not anticipate the adoption of this amendment to have a material impact on our consolidated financial statements.

	For the FYE June 30,
SUPPLEMENTAL CASH FLOW INFORMATION	2012	2013

Statement of Operation Information:
Commitment fee on equity line of credit	$124,800	$-
Fee on Amendment to Convertible Debt Arrangement	$-	$-
Contractual charges for conversions with floor prices (included in Net (Charges) Credits from Convertible Debt)	$1,069,614	$-
Interest Accrued Unpaid	$137,945	$420,380
Interest Paid (net interest income)	$25,227	$10,552

Non Cash Investing and Financing Activities:
Beneficial Conversion of Officers’ Notes and Conversion of Accounts Payable	$2,320	$-
Conversion of Convertible Debt and Related Expenses	$1,814,368	$39,000

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

4. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:
	2012	2013
Research Equipment	$48,383	$48,383
Office and Marketing	142,280	142,280
Gross Cost	190,663	190,663
Less Accumulated Depreciation	(157,522)	(173,494)

Net Property and Equipment	$33,141	$17,169

Depreciation expense for the years ended June 30, 2012 and 2013 was $17,971 and $15,972 respectively, of which $3,474 and $3,972, respectively, relates to research laboratory and testing equipment included in research and development expense.

5. ACCRUED EXPENSES

Accrued expenses consist of the following as of each Balance Sheet date:

	For the FYE June 30,
	2012	2013
Accrued Interest- Convertible Debentures	$14,280	$143,756
Other Expenses	$77,341	$82,853
Total	$91,591	$226,609

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

7. SHORT TERM NOTES PAYABLE

Short term debt is comprised of the following:

	June 30, 2012	June 30, 2013
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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

8. STOCKHOLDERS' EQUITY

mPhase initially authorized capital of 50,000,000 shares of common stock with no par value. On February 23, 2000, the Board of Directors proposed, and on May 22, 2000 the shareholders approved, an increase in the authorized capital to 150,000,000 shares of common stock. On June 15, 2004, a Special Meeting of Shareholders of the Company approved a proposal by the Company to amend the Company's Certificate of Incorporation under New Jersey law to increase the authorized shares of common stock from 150 million to 250 million shares and change the par value of all shares of common stock from no par to $0.01 par stock. Effective June 2005, June 2006, and June 2008, the Company received authorization to increase the number of authorized shares to 500 million, 900 million and 2 billion, respectively. A further increase in the number of authorized shares of common stock to 6 billion was approved at a Special Meeting of Shareholders of the Company held on June 29, 2011. On November 28, 2011, the Company amended the par value of its common stock from $.01 to $.001. The Balance Sheet at June 30, 2011 was restated to reflect this change with a reduction of $14,656,520 to the value of common stock and a corresponding increase to additional paid in capital for the same amount. Transactions recorded in the Statement of Changes in Stockholders’ Deficit were presented at the $.001 par value for the fiscal years ended June 30, 2012 and 2013.

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

The form of the transaction generally involves the following:

●	The receipt of cash.
●	The issuance of a note payable from mPhase.
●	The issuance of a note receivable due to mPhase.
●	A Securities Purchase Agreement.
●
The note payable contains conversion features which permit the holder to convert debt into equity. Such debt is eligible to be converted into the Company's common stock immediately, thus requiring the recording of the entire liability upfront. Finally, to encourage conversion, a discount from market value is offered.

●
The aggregate amount of notes payable exceeds the amount of cash received. As "Consideration" for this difference the Company takes back a secured note receivable. Security is generally liquid investments of the investor.

●	The note receivable provides a commitment to fund mPhase. The notes are secured and collateralized and carry terms which are different from the related note payable and no right of offset exists.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

8. STOCKHOLDERS' EQUITY- (continued)

Long Term Convertible Debentures / Notes Receivable / Debt Discount

The Company had 12 separate convertible debt arrangements with independent investors that were in effect at various times during the two fiscal years ended June 30, 2013, 5 of which were still active as of June 30, 2013.

During the fiscal year ended June 30, 2012, $1,814,368 of debt was converted into 716,962,140 shares of common stock to holders of Convertible Notes.

During the fiscal year ended June 30, 2013, $ 39,000 of debt including $1,500 accrued interest thereon was converted into 40,451,179 shares of common stock to holders of Convertible Notes.

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
JUNE 30, 2013

8. STOCKHOLDERS' EQUITY- (continued)

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
JUNE 30, 2013

8. STOCKHOLDERS' EQUITY- (continued)

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

As of June 30, 2012, this convertible note has $109,000 outstanding, which when combined with arrangements #8 and #9 totaled $802,060, which the Company entered into an amended agreement on June 1, 2012 whereby the Company agreed to make payments of principle and interest of $37,018 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. Also as of June 30, 2012 the derivative value of the embedded conversion feature of this arrangement when combined with arrangements #2 and #3 totaled $0; which when compared to the combine value of $1,567,512 created a non-cash credit to earnings of $1,567,512 in fiscal 2012. As of June 30, 2012 and June 30, 2013,  the combined arrangements with JMJ in this note would be convertible into 200,515,000  and 219,050,990 at the conversion floor price of $.004; and only so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement. The Company has not made any payments of the $37,018 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance.

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
JUNE 30, 2013

8. STOCKHOLDERS' EQUITY- (continued)

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

8. STOCKHOLDERS' EQUITY- (continued)

During the twelve month period ended June 30, 2012 amortization of debt discount amounted to $185,456 reducing the combined balance to $55,903. On June 30, 2013, given the changes in the Company’s stock price during the 20 day look-back period for June 30, 2013, this estimated liability had decreased to $138,696, a decrease this period of $689,007, creating a non-cash credit to earnings for the year ended June 30, 2013 of that amount. During the year ended June 30, 2013, amortization of debt discount amounted to $55,903, reducing the combined balance to $0.

The company entered into an amended agreement on June 1, 2012, when principle of $557,500 accrued interest of $66,338 and $95,611 of contractual charges totaled $719,449; with this noteholder whereby the Company agreed to make payments of principle and interest of $33,238 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. As of September 30, 2012 this note would be convertible into 789,645,351 shares of common stock at the original terms. The Company has not made any payments of the $33,238 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance (see note 4). On November 20, 2012, mPhase Technologies, Inc. (the “Company”) formally received an Event of Default and Redemption Notice dated November 16, 2012 with respect to an 8% Convertible Note dated September 13, 2011 issued by the Company to St. George Investments LLC and assigned to John Fife. The notice included alleged defaults with respect to payments owed by the Company under the Convertible Note and the failure to convert the Note into shares of the Company’s common stock. The alleged amount owed according to the notice is approximately $902,279. The Company believes it has affirmative defenses to the actions of the holder of the Convertible Note as well as counterclaims against the Holder. As of June 30, 2013, this note would be convertible into 700,806,707 shares of common stock at the original terms.

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

Arrangement #8 (Asher Enterprises, Inc II)

On January 5, 2012 the Company issued to Asher Enterprises, Inc. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $35,000 in gross proceeds, net of $2,500 closing fees. The instrument is in the principal amount of $35,000 and matures on January 5, 2013. Interest only is payable at the rate of 8% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.  On July 11, 2012, the Company prepaid, in full, in cash, this Convertible Note, together with $1,388 of interest and a $17,500 prepayment fee charged to expense during the year ended June 30, 2013.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

8. STOCKHOLDERS' EQUITY- (continued)

Arrangement #9- (Asher Enterprises, Inc. III )

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

On September 30, 2012, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had decreased to $17,038, an decrease this period of $48,991 creating a non-cash credit to earnings of that amount. During the three month period ended September 30, 2012 amortization of debt discount amounted to $6,201 reducing the balance to $8,335. On December 5, 2012 the Company prepaid, in full, in cash, this Convertible Note, together with $1,479 of interest and an $18,750 prepayment fee charged to expense during the year ended June 30, 2013.

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $24,966 and the loan discount totaled $27,466, which amount was fully amortized during the year ended June 30, 2013. During the fiscal year ended June 30, 2013, $ 37,500 of this debt together with $1,500 accrued interest thereon was converted into 40,451,179 shares of common stock repaying this note in full.

Arrangement #11(Black Arch Opportunity Fund L.P.)

On December 8, 2012, the Company issued to Black Arch Opportunity Fund L.P., Inc. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $30,000 in gross proceeds. The instrument is in the principal amount of $30,000 and matures on January 5, 2013. Interest only is payable at the rate of 12% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 45% discount (60% while the Company’s stock is “chilled” by the DTC) based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security was calculated to be $70,001 and the loan discount totaled $70,001. On June 30, 2013, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had decreased to $43,598, a decrease this period of $26,423 creating a non-cash credit to earnings of that amount. During the year ended June 30, 2013, amortization of debt discount amounted to $70,001, reducing the balance to $0. Based upon the  price of the Company’s common stock on June 30, 2013, this Note is convertible into approximately 57,668,070 shares of common stock.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

8. STOCKHOLDERS' EQUITY- (continued)

Arrangement #12 (Asher Enterprises, Inc. V)

On January 31, 2013, the Company issued to Asher Enterprises, Inc. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $50,000 in gross proceeds, net of $3,000 closing fees. The instrument is in the principal amount of $53,000 and matures on January 5, 2013. Interest only is payable at the rate of 8% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $57,418 and the loan discount totaled $60,418. On June 30, 2013, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had decreased to $29,729, a decrease this period of $27,689 creating a non-cash charge to earnings of that amount. During the year ended June 30, 2013, amortization of debt discount amounted to $60,418 reducing the balance to $0. Based upon the price of the Company’s common stock on June 30, 2013, this Note is convertible into approximately 57,668,070 shares of common stock.

The following table summarizes notes payable under convertible debt and debenture agreements as of June 30, 2012 and June 30, 2013:

Arrangement #3 - JMJ Financial, Inc	$802,060	$802,060
Arrangement #6 - St. George Investments	$720,157	$720,157
Arrangement #8 -Asher Enterprises, Inc. # II	$35,000	$-
Arrangement #9-Asher Enterprises, Inc. III	$37,500	$-
Arrangement #10-Asher Enterprises, Inc. IV	$-	$-
Arrangement #11-Black Arch Opportunity Fund L.P.	$-	$30,000
Arrangement #12 -Asher Enterprises V	$-	$53,000
total notes payable	$1,594,717	$1,605,217
less: unamortized debt discount	$(128,793)	$(0)
Convertible Notes payable, net of discount	$1,465,924	$1,605,217
Convertible Notes payable-short term portion	$522,980	$1,314,692
Convertible Notes payable-long term portion	$942,944	$295,431

As of June 30, 2013 maturities of notes payable under convertible debt and debenture agreements are as follows:

FYE 6-30-14	$1,314,692
FYE 6-30-15	$290,525
total notes payable	$1,605,217
less: unamortized debt discount	$-
Convertible debentures, net of discount	$1,605,217

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

8. STOCKHOLDERS' EQUITY- (continued)

During the fiscal year ending June 30, 2013, the following transactions impacted stockholders’ equity

Private Placements

During the fiscal year ended June 30, 2013, the Company received $579,000 of net proceeds from the issuance of 1,322,250,000 shares of common stock in private placements with accredited investors that included $92,000 of reparations. The aggregate fees for such placements were $ 28,500.

Stock Based Compensation

The Company did not issue any awards of common stock or options to Officers, Directors or Employees during the fiscal year ended June 30, 2013.

Conversion of debt securities

During the fiscal year ended June 30, 2013, $ 39,000 of debt including $1,500 accrued interest thereon was converted into 40,451,179 shares of common stock to holders of Convertible Notes.

Reparations

The Company issued 40,000,000 shares to single investor for reparations valued at $92,000.

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
JUNE 30, 2013

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

As of June 30, 2013, the Company has received $228,481 proceeds; $145,428 and $80,053 in Fiscal Years Ended June 30, 2012 and  2013,  under the Equity Line relating to the resale of 132,000,000 shares of the Company’s common stock, 89,587,447 shares and 42,412,553 shares in Fiscal Years Ended June 30, 2012 and  2013 , net of $22,420 of aggregate  transaction fees. The amount of proceeds to be received under the Equity Line will depend upon the stock price of the Company at the various points in time it exercises the Put Option. (SEE NOTE 13-Subsequent events)

BENEFICIAL CONVERSION FEATURE

In April 2009, the Board of Directors authorized the right for the officers to convert into shares of the Company's common stock officers' loans discussed in Note 9, plus accrued interest thereon, at any time for the next five years providing such shares are issued, outstanding and available, at a conversion price of $.0075. This conversion price was amended in August 2011 to $.0040.

The officers' notes plus accrued interest are convertible into approximately 331,384,000 shares of the Company's common stock based upon the conversion terms at June 30, 2013.

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

During the year ended June 30, 2013, the Company’s annual evaluation included a review if the Company should record an additional derivative liability which would be recordable if the other convertible instruments the Company has outstanding, primarily the convertible debentures discussed above, would limit or prevent the Company from honoring the conversion of new or existing convertible instruments during their contract term. The evaluation was performed on a contract by contract basis on equity instruments subject to FASB Standards Codification Topic 815 (previously known as EITF 00-19), namely all convertible debenture agreements. The Company utilized a sequencing method prescribed by FASB Standards Codification Topic 815 (previously known as EITF 00-19), applying shares available to contracts with the earliest inception date first. As a result of the evaluation for the year ended June 30, 2013, all amounts recorded for debt discount on convertible instruments were reduced to zero, resulting in the full expensing of the original derivative liability of new agreements this period, as well as recording a derivative liability ending balance for each convertible instrument due to the potential limitations on share availability for conversions.

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

Since June 17, 2011, the Company’s common  stock has been the subject of a “Chill” by the Depository Trust Company which acts as primary depository and settlement agent for most U.S. common stocks. In correspondence with  the DTC, the Company was informed that large sales of common stock by JMJ Financial and John Fife received from conversions of various  convertible securities issued to such entities and persons as unregistered securities were the principal focus of  the  DTC. The Company has refrained from converting any convertible securities into common stock for the foregoing persons and entities until the DTC is removed. The DTC Chill requires that  all settlements of purchases and sales of the  Company’s common  stock be completed in  certificated  format and does not allow the use of electronic transfers known as DWAC. The Company is actively engaged with the DTC , through outside counsel, to have the  “Chill removed but is unable to predict the time frame for such removal.  The company is currently in litigation with John Fife with respect to its denial of conversions into common stock prior to removal of the  Chill and cannot predict the outcome of such  litigation.  Depending on the future price of the Company’s common stock the Company may have to increase its authorized shares of common stock in order to complete such conversions in the future. Such increase in its authorized shares would require likely require shareholder approval.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

STOCK INCENTIVE PLANS

A summary of the stock option activity for the years ended June 30, 2012 and 2013 pursuant to the terms of both plans, which include incentive stock options and non-qualified stock options, is set forth on the below:

		Weighed
		Average
	Number of	Exercise
	Options	Price
Outstanding at June 30, 2009	145,293,000	$0.11
Granted	0
Exercised	0
Cancelled/Expired	(7,775,000)	(0.25)

Outstanding at June 30, 2010	137,518,000	$0.087

Granted	0
Exercised	0
Cancelled/Expired	(23,798,000)	(.21)
Outstanding at June 30, 2011	113,720,000	$0.063

Granted	0
Exercised	0
Cancelled/Expired	(8,960,000)	(.21)
Outstanding at June 30, 2012	104,760,000	$0.0071

Granted	0
Exercised	0
Cancelled/Expired	(85,000)	(.21)
Outstanding at June 30, 2013	104,675,000	$0.0052

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

8. STOCKHOLDERS' EQUITY- (continued)

The fair value of options granted in fiscal year ended June 30, 2009 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, an average life of 5 years, annual volatility of 80.3% and a risk-free interest rate of 3.0% in the year 2009.

The following summarizes information about stock options outstanding at June 30, 2012:

		WEIGHTED
		AVERAGE	WEIGHTED		WEIGHTED
		REMAINING	AVERAGE		AVERAGE
	NUMBER	CONTRACTUAL	EXERCISE	NUMBER	EXERCISE
RANGE OF EXERCISE PRICE	OUTSTANDING	LIFE	PRICE	EXERCISABLE	PRICE
$.00-$.004	98,000,000	.3	$0.004	98,000,000	$0.004
$.005-$.25	6,675,000	1.2	$0.052	6,675,000	$0.052
Totals				104,675,000	$0.0052

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

As of June 30, 2012 warrants to purchase 16,780,639 shares of common stock ranging from $.01 to $.15 were outstanding and as of June 30, 2013 no warrants remained outstanding.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

9. RELATED PARTY TRANSACTIONS

Mr. Durando, the President and CEO of mPhase, together with Mr. Ergul own a controlling interest and are officers of Janifast Limited. Mr. Durando and Mr. Dotoli are officers of Microphase Corporation. Mr. Ergul, retired as the chairman of the board of mPhase in Nov 2007, owns a controlling interest and is a director of Microphase Corporation.

During the years ended June 30, 2012 and 2013, Mr. Biderman charged finders’ fees of $13,000 and $28,500.

As of June 30, 2012 and 2013, outstanding bridge loans from Mr. Smiley, including accrued interest thereon, amounted to $301,800 and $343,455. All of the promissory notes are payable on demand.

As of June 30, 2012and 2013, unpaid compensation owing to Mr. Durando and Mr. Dotoli, plus accrued interest thereon at 12% per annum, equaled $515,345 and $372,407 and $574,235 and $407,846, respectively.

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

The Company recorded beneficial conversion interest expense of $82,609, $0, $2,230 and $0 during the years ended June 30, 2010, 2011, 2012and 2013, respectively, on the conversion feature based upon principal at the commitment date and accrued interest through June 30 of 2010, 2011, 2012and 2013, respectively.

The officers' notes plus accrued interest are convertible into approximately 331,384,000 shares of the Company's common stock based upon the conversion terms at June 30, 2013.

MICROPHASE

The Company leases office space from Microphase at both its Norwalk and Little Falls location. Current rental expense is $993 and $2,281 per month at Norwalk and Little Falls respectively. In addition, Microphase provides certain research and development services and shares administrative personnel from time to time.

During the years ended June 30, 2012and 2013, Microphase Corporation charged the Company $43,560 and $5,290 for rent and $7,225 and $7,666 for administrative expenses.

Equity Conversions of Debt and Other Financial Instruments with Related Parties

During the fiscal years ended June 30, 2012  and June 30, 2013, there were no equity conversions of debt or other financial instruments with related parties.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

9. RELATED PARTY TRANSACTIONS - (continued)

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Twelve Months Ended June 30, 2013

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$61,667	$61,667	$61,667			$185,001
Interest	$65,940	$46,138	$38,406			$150,484
Rent					$5,290	$5,290
G&A					$7,666	$7,666
R&D						$0
Finders Fees				$28,500		$28,500
Total compensation for the Twelve Months Ended June 30, 2013	$127,607	$107,805	$100,073	$28,500	$12,956	$376,941

Summary of compensation to related parties for the Twelve Months Ended June 30, 2012

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$110,000	$107,333	$106,667			$324,000
Interest	$54,681	$36,103	$26,744			$117,528
Rent					$43,560	$43,560
G&A					$7,225	$7,225
R&D						$0
Finders Fees				$18,000		$18,000
Stock based compensation (shares issued)	$2,488,500	$1,858,500	$1,858,500	$252,000	$63,000	$6,520,500
Stock based compensation (options issued)	$173,316	$103,990	$62,394			$339,700
Total compensation for the Twelve Months Ended June 30, 2012	$2,826,497	$2,105,926	$2,054,305	$270,000	$113,785	$7,370,513

Summary of payables to related parties as of June 30, 2013

				Total Notes
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$449,523	$322,963	$276,426	$1,048,912			$1,048,912
Accrued Wages Officers	$95,667	$95,667	$75,417	$266,751			$266,751
Due to Officers / Affiliates					$156,000	$56,084	$212,084
Interest Payable	$124,712	$84,883	$67,029	$276,624			$276,624
Total Payable to Officers / Affiliates as of June 30, 2012	$669,902	$503,513	$418,872	$1,592,287	$156,000	$56,084	$1,804,371

Summary of payables to related parties as of June 30, 2012

				Total Notes
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$456,573	$333,663	$273,177	$1,063,413			$1,063,413
Accrued Wages Officers	$29,167	$29,167	$10,417				$68,751
Due to Officers / Affiliates					$150,000	$53,128	$203,128
Interest Payable	$58,771	$38,745	$28,623	$126,139			$126,139
Total Payable to Officers / Affiliates as of June 30, 2012	$544,511	$401,575	$312,217	$1,189,552	$150,000	$53,128	$1,461,431

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 10 - INCOME TAXES

The accompanying consolidated balance sheet includes the following components of deferred taxes under the liability method:

	2012	2013
Deferred Tax Assets
Net operating loss carry forward	$43,045,200	$36,309,600
	43,045,200	36,309,600
Net Deferred Tax Asset	43,045,200	36,309,600
Valuation allowance	(43,045,200)	(36,309,600)
	$-	$-

The valuation allowance at June 30, 2010 was $40,787,080.

At June 30, 2013, the Company has federal net operating loss carry forwards of approximately $99 million and $47.5 million to offset future federal and state income taxes, respectively, which expire at various times from 2016 through 2031. The federal net operating loss carry forwards may be subject to the separate return loss limitation rules and IRC section 382 limitations due to changes in ownership. The Company has assessed the evidence of its forecasted future operations against the potential likelihood of the realization of the deferred tax assets to make the determination that the Company will not utilize these carry forwards and has recorded a valuation allowance against the net deferred tax asset.

The Company had net losses of $8,786,952 in 2012 and $260,634 in 2013. Deferred income taxes relate principally to the use of net operating loss carry forwards; these can differ from computations based upon book losses for the use for tax purposes of accelerated depreciation methods and the difference in the book and tax basis of certain stock based compensation.

The provision for income taxes from continuing operations differs from taxes that would result from applying Federal statutory rates because of the following:

	Year ended June 30,
	2012		2013
	Amount	Percent	Amount	Percent
Taxes at Federal Statutory Rate	$(766,360)	(34.0%)	$(88,615)	(34%)
State Taxes Net of Federal Tax	(126,224)	(5.60%)	(14,595)	(5.6%)
Valuation Allowance	892,584	39.60%	103,210	39.6%
	$-	-	$-	-

At June 30, 2012 and 2013, the Company had no material unrecognized tax benefits and no adjustments to liabilitions or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at June 30, 2012 and 2013.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

11. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company had a month to month lease for the rental of office space in Little Falls New Jersey costing $2,281 per month through June 30 2013. Effective July 1, 2013 the Company moved its office to East Rutherford, New Jersey with a month to month lease with rent set at $1,517 per month. The Company also leases office space in Norwalk, Connecticut which includes labs and certain staff services from Microphase Corporation at a rate of $993 per month which is also a month to month lease.

CONTINGENCIES

The Company has offered and sold convertible notes to JMJ Financial in the aggregate principal amount plus accrued interest of $10,270,400 through June 30, 2013. Such convertible notes provide cash funding to the Company of up to $9,500,600. Through June 30, 2012, approximately $6,472,000 of cash has been received by the Company, $5,936,150 of which has been converted by JMJ Financial into a substantial number of shares of common stock without registration under the Securities Act of 1933, as amended, or qualification under state securities laws. The Company believes that any sales of common stock by JMJ are in full compliance with Rule 144 of the Securities Act of 1933, as amended, and has obtained an opinion of outside counsel regarding such compliance.

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

The Securities Act of 1933, as amended, requires that any claim for rescission be brought within one year of the violation. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the date of the violation. At June 30, 2012, approximately 41,833,333 shares of  outstanding common stock were issued in respect of our convertible note transactions with JMJ Financial could be subject to rescission with a potential liability approximating $319,400, including a liability of approximately $42,900 for interest at 10% per annum. As of June 30, 2013 no shares of our common stock remain outstanding that could be subject to recission.

Since June 17, 2011, the Company’s common  stock has been the subject of a “Chill” by the Depository Trust Company which acts as primary depository and settlement agent for most U.S. common stocks. In correspondence with  the DTC, the Company was informed that large sales of common stock by JMJ Financial and John Fife received from conversions of various  convertible securities issued to such entities and persons as unregistered securities were the principal focus of  the  DTC. The Company has refrained from converting any convertible securities into common stock for the foregoing persons and entities until the DTC is removed. The DTC Chill requires that  all settlements of purchases and sales of the  Company’s common  stock be completed in  certificated  format and does not allow the use of electronic transfers known as DWAC. The Company is actively engaged with the DTC , through outside counsel, to have the  “Chill removed but is unable to predict the time frame for such removal.  The company is currently in litigation with John Fife with respect to its denial of conversions into common stock prior to removal of the  Chill and cannot predict the outcome of such  litigation.  Depending on the future price of the Company’s common stock the Company may have to increase its authorized shares of common stock in order to complete such conversions in the future. Such increase in its authorized shares would require likely require shareholder approval.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

	Fair Value Measurements Using
	Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	30-Jun-12	30-Jun-13
Balance at July 1, 2011 and 2012	$1,664,575	$898,734
Increase (Decrease) in Derivative and associated liabilities	22,466	(589,584)
Debt discounts	(788,307)	(132,818)
Balance at June 30, 2012 and 2013	$898,734	$176,332

Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is input is unobservable. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.

13. SUBSEQUENT EVENTS

On July 18, 2013, the Company announced in a Form 8K filing that it had entered into an 8% Convertible  Promissory Note in  the Principal Amount of $37,500 receiving net cash proceeds of $35,000 from Asher Enterprises Inc. The private placement was entered into pursuant to Section 4(2) of the  Securities Act of 1933, as amended and the proceeds are being used as additional working capital  for the Company.

On July 18, 2013, the Company issued 30,586,538 shares in a partial repayment of $15,000 principle and $905 of interest to Black Arch Opportunity Fund L.P., Inc. against its Convertible Promissory Note for $30,000, originally issued by the Company on December 8, 2012.

Through August 6, 2013, the Company has completed transactions in a private placement of its common stock to 3 accredited investors pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The Company received net proceeds of $72,500, made available for working capital, in connection with the issuance of 182,250,000 shares of its common stock at $.0004.

The Company is continuing such Private Placement until early October of 2013 with the goal of raising up to $150,000 gross proceeds to be used as working capital in exchange for  193,750,000  additional shares of its common stock with accredited investors.

On August 15, 2013, the Company issued 16,438,356 shares in a partial repayment of $12,000 principle and interest to Asher Enterprises, Inc. against its Convertible Promissory Note in Asher Agreement V for $53,000, originally funded on January 3, 2013.

On September 16, 2013 the Company announced that the Depository Trust Company had removed a “Chill” on the Company’s common stock.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: September 27, 2013
By: /s/ RONALD A. DURANDO
Ronald A. Durando
President, CEO

By: /s/ MARTIN SMILEY
Martin Smiley
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Ronald A. Durando, Chief Executive Officer, Director	September 27, 2013
Gustave T. Dotoli, Chief Operating Officer, Director	September 27, 2013
Martin S. Smiley, Executive Vice President, Chief Financial Officer and General Counsel	September 27, 2013
Anthony Guerino, Director	September 27, 2013
Abraham Biderman, Director	September 27, 2013
Victor Lawrence, Director	September 27, 2013