Form 10-Q
period 2013-09-30
MPHASE TECHNOLOGIES INC
filed 2013-11-14
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED September 30, 2013

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

YES ☒          NO ☐

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF OCTOBER 31, 2013 IS 5,761,726,649 SHARES, ALL OF ONE CLASS OF $.001 PAR VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION
Item 1	Consolidated Balance Sheets June 30, 2013 (Audited) and September 30, 2013 (Unaudited)	F-1
	Unaudited Consolidated Statements of Operations-Three Months Ended September 30, 2012 and 2013 and from October 2, 1996 (Date of Inception) to September 30, 2013	F-2
	Unaudited Consolidated Statement of Changes in Shareholders’ Equity (Deficit) Three Months Ended September 30, 2013	F-3
	Unaudited Consolidated Statements of Cash Flow-Three Months Ended September 30, 2012 and 2013 and from October 2, 1996 (Date of Inception) to September 30, 2013	F-4
	Notes to Consolidated Financial Statements	F-5 - F-18
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3	Quantitative and Qualitative Disclosures about Market Risk	12
Item 4	Controls and Procedures	12
PART II	OTHER INFORMATION	13
Item 1.	Legal Proceedings	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	20
Item 4.	(Removed and Reserved)	20
Item 5.	Other Information	20
Item 6	Exhibits and Reports on Form 8-K	20
Signature Page		21

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	September 30,
	2013	2013
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,055	$78
Inventory	70,684	70,684
Prepaid and other current assets	23,013	4,923

TOTAL CURRENT ASSETS	$94,752	$75,685

Property and equipment, net	17,169	13,504

TOTAL ASSETS	$111,921	$89,189

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,089,617	$1,099,009
Accrued expenses	226,609	219,934
Due to related parties	212,084	209,451
Accrued Wages Officers	266,751	326,751
Notes payable, related parties	1,325,536	1,366,623
Short term notes	65,000	65,000
Current Portion, Long term convertible debentures	1,314,692	1,522,217
Current Portion, Long term debt	4,580	1,161

TOTAL CURRENT LIABILITIES	$4,504,869	$4,810,146

OTHER OBLIGATIONS CONVERTIBLE TO EQUITY- (Note 3)
Convertible debt derivative liability	212,023	946,983
Long term portion of Convertible debentures, net of discount of $0 and $0 on June 30, 2013 and September 30, 2013, respectively	290,525	37,500

COMMITMENTS AND CONTINGENCIES -(Note 7)

STOCKHOLDERS' DEFICIT
Common stock, par value $.001, 6,000,000,000 shares authorized, 5,071,165,583 and 5,486,726,649 shares issued and outstanding at June 30, 2013 and September 30, 2013, respectively	5,071,164	5,486,725
Additional paid in capital	193,761,159	193,580,544
Deferred Compensation	(28,305)	-
Deficit accumulated during development stage	(203,691,541)	(204,764,736)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	$(4,895,496)	$(5,705,440)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$111,921	$(895,294)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations

			2-Oct-96
			(Date of
	For the Three Months Ended		Inception)
	September 30,	September 30,	To September 30,
	2012	2013	2013
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$2,154	$0	$749,227

COSTS AND EXPENSES

Cost of Sales	13,279	0	145,578

Research and Development (including non-cash stock related charges of $0, $0 and $205,733 for the three months ended September 30, 2012 & 2013 and inception to date respectively)	993	665	12,437,583

General and Administrative (including non-cash stock related charges of $42,463, $81,225 and $19,752,171 for the three month ended September 30, 2012 & 2013 and inception to date respectively)	283,080	247,602	36,600,809

Depreciation and Amortization	3,000	3,000	607,827

TOTAL COSTS AND EXPENSES	300,352	251,267	49,791,797

OPERATING LOSS	$(298,198)	$(251,267)	$(49,042,570)

OTHER INCOME (EXPENSE)
Interest (Expense)	(69,943)	(77,915)	(3,341,994)
Net Reparation, Impairment and Other Income (Expense)	-	-	(6,728,321)
Net Charges related to Convertible Debt	661,203	(744,013)	(1,993,002)

TOTAL OTHER INCOME (EXPENSE)	$591,260	$(821,928)	$(12,063,316)

Loss From Continuing Operations, before Income Taxes	$293,062	$(1,073,195)	$(61,105,886)

Income (Loss) From Discontinued Operations, Net of Income Taxes of $0 in 2012 and 2013, offset by benefit from tax loss carryforwards of $0 in 2012 and 2013 (including non-cash stock related charges of $0, $0 and $57,515,718 for the three months ended September 30, 2012 & 2013 and inception to date respectively)	-	-	(143,658,850)

Income Taxes

Net Income (Loss)	$293,062	$(1,073,195)	$(204,764,736)

Basic Net income (loss) per share from:
Continuing Operations	$0.00	$(0.00)
Discontinued Operations	$-	$-

Diluted Net income (loss) per share from:
Continuing Operations	$0.00	N/A
Discontinued Operations	$-	N/A

Weighted Average Number of Shares Outstanding;
Basic	4,030,772,724	5,258,640,472
Diluted	5,714,501,277	N/A

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM JULY 1, 2013 TO SEPTEMBER 30, 2013
(Unaudited)

	Common Stock			Additional			Shareholders'
		$.001 Par	Treasury	Paid in	Deferred	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Compensation	Deficit	Equity

Balance July 1, 2013	5,071,165,583	$5,071,164	$(7,973)	$193,761,159	$(28,305)	$(203,691,541)	$(4,895,496)

Issuance of Common Stock to accredited investors in private placements, net of $0 fees	215,000,000	215,000		(129,000)			86,000

Issuance of Common Stock for services	58,800,000	58,800		(5,880)			52,920

Conversions of Convertible Debentures plus accrued interest	141,761,066	141,761		(45,735)			96,026

Amortization of deferred stock compensation					28,305		28,305

Net loss for the three months ended September 30, 2013						(1,073,195)	(1,073,195)
Balance September 30, 2013	5,486,726,649	$5,486,725	$(7,973)	$193,580,544	$0	$(204,764,736)	$(5,705,440)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
 (A Development Stage Company)
 Consolidated Statements of Cash Flows
(Unaudited)

			From
			(October 2,1996
	For The Three Months Ended		Inception) To
	September 30,		September 30,
	2012	2013	2013
Cash Flow From Operating Activities:
Net Income (Loss) From Continuing Operations	$293,062	$(1,073,195)	$(60,997,971)
Net Income (Loss) From Disontinued Operations	-	-	(143,658,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,993	3,665	7,498,394
(Gain) loss on debt extinguishments	-	-	(1,559,928)
Non-cash charges relating to issuance of common stock,
common stock options and warrants	-	52,920	77,076,909
Reparation charges	-	-	8,356,264
Derivative Value and Debt Discount charges (credits)	(678,703)	744,013	2,521,987
Write off of Granita Inventory/ Sovereign Investment	-	-	615,910
Other non cash charges including amortization of deferred
compensation and beneficial conversion interest expense	42,463	28,305	3,056,292
Changes in assets and liabilities:
Accounts receivable	-	-	427,876
Inventories	13,247	-	(581,155)
Prepaid expenses and Other current assets	3,611	18,090	76,138
Other	-	-	894,035
Accounts payable, Accrued expenses, Deferred revenue	68,612	49,227	10,040,134
Due to/from related parties
Microphase / Janifast//Lintel	5,399	(2,633)	5,514,510
Officers and Other	30,000	60,000	2,044,497
Net cash used in operating activities	$(218,316)	$(119,608)	$(89,418,972)

Cash Flow from Investing Activities:
Payments related to patents and licensing rights	-	-	(450,780)
Purchase of fixed assets	-	-	(3,315,622)
Investment in Sovereign	-	-	(110,000)
Net Cash (used) in investing activities	$0	$0	$(3,876,402)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock,
exercises of warrants, net of finders fees	219,000	86,000	84,114,860
Payment of short term notes & equipment loans	(3,081)	(3,419)	(1,325,439)
Advances from Microphase	-	-	347,840
Issuance of Convertible Debentures	-	35,000	1,561,500
Repayment of Convertible Debentures	(35,000)	-	(72,500)
Net Proceeds (Repayment) from notes payable related parties	2,286	1,050	(256,809)
Proceeds from the collection of Notes Receivable under securities purchase agreements	-	-	8,339,500
Sale of minority interest in Granita subsidiary	-	-	514,000
Net cash provided by financing activities	$183,205	$118,631	$93,295,452

Net increase (decrease) in cash	$(35,111)	$(977)	$78
CASH AND CASH EQUIVALENTS, beginning of period	$39,913	$1,055	$-
CASH AND CASH EQUIVALENTS, end of period	$4,802	$78	$78

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

mPhase Technologies, Inc. (the "Company") was organized on October 2, 1996 and is in the development stage, as defined by Statement of Accounting Standards Codification ("ASC") 915-10-20, "Accounting and Reporting by Development Stage Enterprises." The Company’s present activities are focused on(a) marketing its automotive battery jump starter designed for the mass market and (b) developing new “smart surface” products through the sciences of microfluidics, microelectromechanical systems (MEMS) and nanotechnology. Since mPhase is in the development stage, the accompanying consolidated financial statements should not be regarded as typical for normal operating periods.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ending September 30, 2013 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2013.

Through September 30, 2013, the Company had incurred cumulative (a) development stage losses totaling $204,764,736, (b) stockholders’ deficit of $5,705,440 and (c) negative cash flow from operations equal to $89,418,972. At September 30, 2013, the Company had $78 of cash and $0 of trade receivables to fund short-term working capital requirements. In addition, the Company relies on the continuation of funding through private placements of its common stock. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

INVENTORY

The Company uses the First In First Out method (FIFO) to account for inventory which is carried at cost. As of June 30, 2013, inventory consisted primarily of Emergency Flashlights and their component parts and was valued at $70,684. As of September 30, 2013, (unaudited) inventory consisted primarily of Emergency Flashlights and was valued at $70,684. Appropriate reserves have been taken to assure that the cost of such inventory does not exceed the expected resale value of each configuration of the component parts as specified for the current and pending higher end models of the Emergency Flashlight line.

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

LOSS PER COMMON SHARE, BASIC AND DILUTED

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had warrants to purchase 0 shares of its common stock and options to purchase 0 shares of its common stock outstanding at September 30, 2013, as well as convertible debentures and convertible notes plus accrued interest thereon held by officers of the Company, subject to availability, convertible into approximately 1,480,649,937 and 341,655,753 shares of the Company’s common stock based upon the conversion terms at September 30, 2013. In periods reporting a loss the inclusion of warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share and have been omitted in such computation.

MATERIAL EQUITY INSTRUMENTS

The Company has material equity instruments including convertible securities that are accounted for as derivative liabilities (SEE BELOW) and options and warrants that are evaluated quarterly for potential reclassification as liabilities pursuant to by FASB Standards Codification Topic 815 (previously known as EITF 00-19). (SEE ALSO NOTE 3 under the caption "Other Equity".)

2.	SUPPLEMENTAL CASH FLOW INFORMATION

	For the Three Months Ended
	September 30,
	2012	2013

Statement of Operation Information:

Interest Accrued Unpaid	$61,448	$76,439
Extension & Conversion Fees on Convertible Debt	$0	$13,025
Interest Paid (net interest income)	$8,495	$1,475

Non Cash Investing and Financing Activities:

Conversion of Convertible Debt and Related Expenses	$0	$96,025

3.	EQUITY TRANSACTIONS AND CONVERTIBLE DEBT

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

Effective June 2005, June 2006, and June 2008, the Company received authorization to increase the number of authorized shares to 500 million, 900 million and 2 billion, respectively. On April 25, 2009, July 15, 2010, and again on November 1, 2010, the Board of Directors approved motions to further increase, subject to shareholder approval, the authorized shares of common stock to 3 billion shares, 4 billion shares and 6 billion shares, respectively. The latest increase in the number of authorized shares of common stock to 6 billion was approved at a Special Meeting of Shareholders of the Company held on June 29, 2011, so that as of September 30, 2013 the Company has 6 billion authorized shares of common stock.

Private Placements

During the three months ended September 30, 2012, the Company issued 561,250,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $224,500 and paid finder’s fees in the amount of $9,500. The proceeds were used by the Company as working capital.

During the three months ended September 30, 2013, the Company issued 215,000,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $86,000 and incurring no finder’s fees. The proceeds were used by the Company as working capital.

Stock Based Compensation

During the three months ended September 30, 2013, the Company did not issue any shares of common stock compensation, warrants or options to officers or employees and issued 58,800,000 shares of common stock to consultants  to cover certain legal fees and expenses valued at $ 52,920, the entire amount of which is included in general and administrative expenses in the Consolidated Statements of Operations for that period.

During the three months ended September 30, 2012, the Company did not issue any stock compensation, warrants or options to officers or employees and issued no shares of its common stock to consultants.

Conversion of Debt Securities

During the three months ended September 30, 2013, $96,026 of convertible debt and accrued interest thereon were converted into 141,761,066 shares of common stock.

During the three months ended September 30, 2012, no conversions were made of convertible debt and accrued interest thereon into shares of common stock.

Long Term Convertible Debentures / Notes Receivable / Debt Discount

The Company had 12 separate convertible debt arrangements with independent investors that were in effect at various times during the two fiscal years ended June 30, 2013, 5 of which were still active as of September 30, 2013.

During the three months ended September 30, 2012, no convertible debt was converted into any shares of common stock to holders of Convertible Notes.

During the three months ended September 30, 2013, $96,026 of debt including $3,971 accrued interest and $9,054 prepayment fees thereon was converted into 141,761,066 shares of common stock to holders of Convertible Notes.

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

As of June 30, 2012, this convertible note has $109,000 outstanding, which when combined with arrangements #8 and #9 totaled $802,060, which the Company entered into an amended agreement on June 1, 2012 whereby the Company agreed to make payments of principle and interest of $37,018 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. Also as of June 30, 2012 the derivative value of the embedded conversion feature of this arrangement when combined with arrangements #2 and #3 totaled $0; which when compared to the combine value of $1,567,512 created a non-cash credit to earnings of $1,567,512 in fiscal 2012. As of June 30, 2012, June 30, 2013, and September 30, 2013, the combined arrangements with JMJ in this note would be convertible into 200,515,000, 219,050,990 and 203,100,550 at the conversion floor price of $.004; and only so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement. The Company has not made any payments of the $37,018 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance.

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

During the twelve month period ended June 30, 2012 amortization of debt discount amounted to $185,456 reducing the combined balance to $55,903. On June 30, 2013, given the changes in the Company’s stock price during the 20 day look-back period for June 30, 2013, this estimated liability had decreased to $138,696, a decrease this period of $689,007, creating a non-cash credit to earnings for the year ended June 30, 2013 of that amount. During the year ended June 30, 2013, amortization of debt discount amounted to $55,903, reducing the combined balance to $0. On September 30, 2013, this estimated liability had increased to $910,771, an increase of $772,075, creating a non-cash charge to earnings for the three month period.

The company entered into an amended agreement on June 1, 2012, when principle of $557,500 accrued interest of $66,338 and $95,611 of contractual charges totaled $719,449; with this noteholder whereby the Company agreed to make payments of principle and interest of $33,238 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. As of September 30, 2012 this note would be convertible into 789,645,351 shares of common stock at the original terms. The Company has not made any payments of the $33,238 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance (see note 4). On November 20, 2012, mPhase Technologies, Inc. (the “Company”) formally received an Event of Default and Redemption Notice dated November 16, 2012 with respect to an 8% Convertible Note dated September 13, 2011 issued by the Company to St. George Investments LLC and assigned to John Fife. The notice included alleged defaults with respect to payments owed by the Company under the Convertible Note and the failure to convert the Note into shares of the Company’s common stock. The alleged amount owed according to the notice is approximately $902,279. The Company believes it has affirmative defenses to the actions of the holder of the Convertible Note as well as counterclaims against the Holder. As of June 30, 2013 and September 30, 2013, this note would be convertible into 700,806,707 and 1,224,139,360 shares of common stock at the original terms.

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

Arrangement #10 (Asher Enterprises, Inc. IV)

On December 8, 2012, the Company issued to Asher Enterprises, Inc. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $37,500 in gross proceeds, net of $2,500 closing fees. The instrument is in the principal amount of $37,500 and matures on September 6, 2013. Interest only is payable at the rate of 8% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

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

Arrangement #11(Black Arch Opportunity Fund L.P.)

On January 14, 2013, the Company issued to Black Arch Opportunity Fund L.P., Inc. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $30,000 in gross proceeds. The instrument is in the principal amount of $30,000 and matures on November 9, 2013. Interest only is payable at the rate of 12% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 45% discount (60% while the Company’s stock is “chilled” by the DTC) based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

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

During the three months ended September 30, 2013, the Company issued 53,313,811 shares of common stock to repay this note in full together with $1,811 accrued interest and $9,054 prepayment fees thereon. The estimated liability for the embedded conversion fee was reduced by $43,508, creating a non cash credit to earnings for this period as the note was paid in full.

Arrangement #12 (Asher Enterprises, Inc. V)

On January 31, 2013, the Company issued to Asher Enterprises, Inc. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $50,000 in gross proceeds, net of $3,000 closing fees. The instrument is in the principal amount of $53,000 and matures on November 4, 2013. Interest only is payable at the rate of 8% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

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

During the three months ended September 30, 2013, the Company issued 88,447,255 shares of common stock to repay this note in full, together with $2,120 accrued interest.  The estimated liability for the extended conversion fee of $29,729 at June 30, 2013 was reduced to zero at September 30, 2013, creating a non cash credit to earnings for this period as the loan was repaid in full.

Arrangement #13 (Asher Enterprises, Inc. VI)

On July 2, 2013, the Company issued to Asher Enterprises, Inc. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $37,500 in gross proceeds, net of $2,500 closing fees. The instrument is in the principal amount of $37,500 and matures on March 28, 2014. Interest only is payable at the rate of 8% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $28,216 and the loan discount totaled $30,626. On September 30, 2013, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had increased to $36,212, an increase this period of $8,086 creating a non-cash charge to earnings of that amount. During the three months ended ended September 30, 2013, amortization of debt discount amounted to $30,626 reducing the balance to $0. Based upon the price of the Company’s common stock on September 30, 2013, this Note is convertible into approximately 57,688,070 shares of common stock.

The following table summarizes notes payable under convertible debt and debenture agreements as of June 30, 2013 and September 30, 2013 (unaudited):

	June 30,	September 30,
	2013	2013
		(Unaudited)

Arrangement #3 - JMJ Financial, Inc	$802,060	$802,060
Arrangement #6 - St. George Investments	$720,157	$720,157
Arrangement #11-Black Arch Opportunity Fund L.P.	$30,000	$-
Arrangement #12 -Asher Enterprises V	$53,000	$-
Arrangement #13 -Asher Enterprises VI	$-	$37,500
total notes payable	$1,605,217	$1,559,717
less: unamortized debt discount	$-	$-
Convertible Notes payable, net of discount	$1,559,123	$1,559,717
Convertible Notes payable-short term portion	$1,314,692	$1,522,217
Convertible Notes payable-long term portion	$290,525	$37,500

DERIVATIVE LIABILITY

The Company has estimated the value of the derivative liability associated with its convertible debt. Such estimate is based on a Black Scholes calculation at the time the debt was issued. At each reporting period, the value of this liability is marked to market and adjusted accordingly. Such adjustments are included in Other Income (Expense).

EQUITY LINE OF CREDIT

The Company entered into a $10,000,000 equity line of Credit with Dutchess Opportunity Fund II, LLC in December of 2011. Under the equity line, the Company is eligible to “PUT” to the fund, 20,000,000 shares of its common stock during any pricing period. The Company has registered a total of 465,076,471shares of its common stock on a Form S-1 Registration Statement with the Securities and Exchange Commission that was declared effective on January 17, 2012 in connection with the Dutchess Equity Line. As of September 30, 2013, the Company has received $221,481 of proceeds under the Equity Line relating to the resale of 132,000,000 shares of the Company’s common stock, net of $22,420 transaction fees.. The amount of proceeds to be received under the Equity Line will depend upon the stock price of the Company at the various points in time it exercises the Put Option.

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

The Company has offered and sold convertible notes to JMJ Financial in the aggregate principal amount plus accrued interest of $10,270,400 through September 30, 2013. Such convertible notes provide cash funding to the Company of up to $9,500,600. Through September 30, 2013, approximately $6,472,000 of cash has been received by the Company, $5,990,606 of which has been converted by JMJ Financial into a substantial number of shares of common stock without registration under the Securities Act of 1933, as amended, or qualification under state securities laws. The Company believes that any sales of common stock by JMJ are in full compliance with Rule 144 of the Securities Act of 1933, as amended, and has obtained an opinion of outside counsel regarding such compliance.

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

The Securities Act of 1933, as amended, requires that any claim for rescission is brought within one year of the violation. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the date of the violation. At September 30, 2013, no shares of our outstanding common stock issued in respect to our convertible note transactions with JMJ Financial could still be subject to rescission with a potential liability remain under the Federal Securities Laws.

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

The table below presents reconciliation for liabilities measured at fair value on a recurring basis at September 30, 2012 and 2013:

	Fair Value Measurements Using
	Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	30-Sep-12	30-Sep-13
Balance at July 1, 2012 and 2013	$898,734	$212,023
Increase (Decrease) in Derivative and associated liabilities	(771,241)	744,014
Debt discounts	2,700	9,054
Balance at September 30, 2012 and 2013	$127,493	$946,983

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

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At September 30, 2013, the carrying value of the notes payable and accrued interest for convertible agreements and officers’ notes was approximately $3.4 million. The JMJ convertible notes, which were originally due at various times through December 31, 2012, yield an interest rate of 12%. Refer to Note 3 of these financial statements for more information about the Company’s notes payable.

6.	RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase’s President is also an officer and shareholder of Microphase and mPhase’s Chief Operating Officer is also an employee of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase whereby it would use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase whereby mPhase would reimburse Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services have been $5,000 per month and in July 2008; such fees were reduced to $3,000 per month. As of July 1, 2011, the fees have increased to $3,630 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis. During the three months ended September 30, 2012 and September 30, 2013 and from inception (October 2, 1996), $4,871, $5,399 and $9,546,573 respectively, have been charged to expense. As a result of the foregoing transactions, as of September 30, 2013, the Company had a $53,451 payable to Microphase.

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

During the three months ended September 30, 2012 and 2013 and the period from inception (October 2, 1996), $0, $0 and $16,031,811 respectively, have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations in Discontinued Operations.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On March 31, 2013, Mr. Biderman’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers were owed unpaid finders’ fees in the amount of $156,000, which is included in due to related parties. During the period ended September 30, 2013, the Company paid no finder’s fees to Eagle Strategic Advisers.

During the three months ended September 30, 2013, the Company issued 58,800,000 shares to consultants who are not considered related parties to cover legal expenses incurred in connection with removal of the DTC Chill and in connection with the litigation involving John Fife.

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

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Three Months Ended September 20, 2013

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$20,000	$20,000	$20,000			$60,000
Interest	$17,370	$12,230	$10,437			$40,037
Rent					$2,979	$2,979
G&A					$1,888	$1,888
Finders Fees						$0
Total compensation for the Three Months Ended September 30, 2013	$37,370	$32,230	$30,437	$0	$4,867	$104,904

Summary of compensation to related parties for the Three Months Ended September 20, 2012

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$21,691	$21,691	$21,691			$65,072
Interest	$15,857	$11,026	$9,086			$35,969
Rent					$3,353	$3,353
G&A					$2,046	$2,046
Finders Fees				$9,500		$9,500
Total compensation for the Three Months Ended September 30, 2012	$37,548	$32,716	$30,777	$9,500	$5,399	$115,940

Summary of payables to related parties as of September 30, 2013

	Durando	Dotoli	Smiley	Total Notes Payable	Biderman	Microphase	Total
Notes payable	$447,523	$319,513	$282,926	$1,049,962			$1,049,962
Accrued Wages Officers	$115,667	$115,667	$95,417	$326,751			$326,751
Due to Officers / Affiliates					$156,000	$53,451	$209,451
Interest Payable	$142,082	$97,113	$77,466	$316,661			$316,661
Total Payable to Officers / Affiliates as of September 30, 2013	$705,272	$532,293	$455,809	$1,693,374	$156,000	$53,451	$1,902,825

Summary of payables to related parties as of June 30, 2013

	Durando	Dotoli	Smiley	Total Notes Payable	Biderman	Microphase	Total
Notes payable	$449,523	$322,963	$276,426	$1,048,912			$1,048,912
Accrued Wages Officers	$95,667	$95,667	$75,417	$266,751			$266,751
Due to Officers / Affiliates					$156,000	$56,084	$212,084
Interest Payable	$124,712	$84,883	$67,029	$276,624			$276,624
Total Payable to Officers / Affiliates as of June 30, 2013	$669,902	$503,513	$418,872	$1,592,287	$156,000	$56,084	$1,804,371

7.	SUBSEQUENT EVENTS

From October 1, 2013 through November 12, 2013, the Company sold 572,500,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $229,000. The proceeds were used by the Company as working capital.

On November 8, 2013 Mr. Smiley, the CFO and General Counsel of the Company voluntarily returned 295 million restricted shares of common stock to the Transfer Agent of the Company in order to provide additional unissued shares of common stock for the Company to issue. Mr. Smiley received no compensation or other consideration for this action. Mr. Smiley had previously received such shares in August of 2011 as additional compensation subject to a lockup through 2015.

On November 4, 2013, the Company announced the availability for shipment as of December 9, 2013 of its new mPower Jump-It automotive battery jump-starter product to retail for $89.95.

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

RESULTS OF OPERATIONS OVERVIEW

mPhase, a New Jersey corporation founded in 1996, is a publicly-held company with over 23,000 shareholders and approximately 5.6 billion shares of common stock outstanding. The Company’s common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. We are headquartered in Norwalk, Connecticut with offices in East Rutherford, NJ. mPhase shares common office space with Microphase Corporation, a privately held company. Microphase is a leader in the field of radio frequency and filtering technologies within the defense and telecommunications industry. It has been in operation for over 50 years and supports mPhase with both engineering and administrative and financial resources as needed.

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

On March 6, 2012, the Company announced that it is exploring the printing of its Smart NanoBattery on graphene and other new advanced materials. Graphene is a very strong material that has been described as the most conductive material known, making it a vast improvement over silicon. Graphene has the potential to lead to faster, cheaper and more flexible devices including power sources

On August 16, 2012, the Company announced that it had received a notice of allowance for a patent from the U.S. patent office for a reserve battery utility patent. The techniques described in the patent are for creating a battery system that is easily activated via a low energy mechanical force, thus allowing the reserve battery to be used in a wide variety of consumer related and non-consumer related electrical devices. The invention generally relates to a reserve battery, which includes a battery case having an electrolyte compartment at a first end and an electrode compartment at a second end, a first terminal having an external button connected to the case at the first end, and a second terminal connected to the case at the second end. A movable ampoule is movably positioned within the electrolyte compartment. A bias member is located within the case between the external button and the ampoule, and a porous cutter is positioned within the case between the electrodes and the ampoule and supported by an inverted U-shaped support structure. When an external force is applied to the external button, the bias member transfers an internal force to the ampoule to cause the ampoule to engage the cutter and allow the electrolyte to release thus activating the battery.

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

On October 31, 2013, the Company announced that it had developed a cost–reduced version of  its automotive battery jump starter  product designed to appeal to the  mass market.

Emergency Flashlight

On December 5, 2008, mPhase Technologies, Inc. signed a contract with Porsche Design Gesellschaft m.b.H. in Austria (“Porsche Design’ Studio”), to design a premium version of the AlwaysReady Emergency Flashlight. A pilot program that began in March of 2010 has resulted in the sale of approximately 84 emergency flashlights. The flashlight sold in the pilot program contained mPhase’s proprietary mechanically-activated lithium reserve battery. The battery contains a breakable barrier that separates the solid electrodes from the liquid electrolyte until the battery is manually activated. Unlike traditional batteries, the mPhase battery remains in an inert state with no leakage or self-discharge until activation. The mPhase battery is designed to have an almost infinite shelf life making it ideal for emergency lighting applications. The premium flashlight will be marketed as an accessory for automobile roadside emergency kits. The Company maintains a small inventory of this product which it continues to sell but does not, at this time, consider  it a core product.

mPower Jump

During fiscal year ended June 30, 2013, the Company announced that it had received prototypes of a new automotive product developed for it by Porsche Design Studio and Porsche Engineering .The mPower Jump is a rechargeable, compact device designed to jump start a dead battery in  an automobile. The mPhase Jump is rechargeable in a significantly shorter period of time than other jump starters and has a much smaller footprint enabling  it to fit in the glove compartment in most cars. The  Company, announced on October 31, 2013 that it has also created a  cost reduced version for the mass market and engage initially in low volume production and global distribution of the product. The Company views this product as one of its core strategic products.

IPTV and Magnetomer

The Company has discontinued these products.

FINANCIAL OVERVIEW

Revenues. Since July 1, 2007, quarterly revenue, if any, has primarily been attributable to grants from the United States Army and testing arrangements involving its nanotechnology products. The Company is not currently working on any research in connection with government grants. The Company plans to apply for further STTR and SBIR grants with respect to its nanotechnology research and product development efforts. The Company also derived minor revenues in connection with sales of its emergency flashlight product under an initial pilot program that commenced in March of 2010.The Company is seeking to create revenues from its cost reduced mass market version of its automotive jump starter product.

Cost of revenues.Cost associated with revenues from Army Grants and fees for testing our nanotechnology products is currently very low. It is anticipated that the Company’s cost of revenues will increase significantly as the Company moves forward with the commercialization and distribution of its automotive battery jump starter product and other potential products associated with its mechanically-activated reserve battery.

Research and development. Research and development expenses have consisted principally of direct labor and payments made to various outside vendors including Porsche Design Studio and Microphase Corporation in connection with the Company’s Emergency Illuminator and Automotive Battery Jump Starter products and to Silex, a foundry located in Sweden, as well as other third party vendors involved in the development of the nanotechnology products. All research and development costs are expensed as incurred. Such expenses are expected to increase in the next fiscal year as the Company continued development of its Smart Nano Battery..

General and administrative.General and administrative expenses consist primarily of salaries and related expenses for personnel engaged in its nanotechnology product line, legal and accounting personnel. In addition the Company form time to time will use outside consultants. Certain administrative activities are outsourced on a monthly fee basis to Microphase Corporation and mPhase leases its office in Norwalk, Connecticut from Microphase Corporation.

Non-cash compensation charges. The Company makes extensive use of stock, stock options and warrants as a form of compensation to employees, directors and outside consultants. We incurred non-cash compensation charges totaling $77,267,889 from inception (October 2, 1996) through September, 30, 2013.

Other Income (Expense).Included in Other Expense are non-recurring items related to the change in the value of derivative securities and amortization as related debt discount. Such amounts will fluctuate significantly and should not be considered as recurring or in any way indicative of operating results. In addition, it has been the Company’s policy to record as an expense the cost of re-pricing securities (Reparation Cost) to raise capital.

Cumulative losses, net worth and capital needs

The Company has incurred cumulative development stage losses of $204,764,736 and negative cash flow from operations of $89,418,972 from inception through September 30, 2013. The auditors’ report for the fiscal year ended June 30, 2013 includes the statement that "there is substantial doubt of the Company’s ability to continue as a going concern". As of September 30, 2013, the Company had a negative net worth of ($5,705,440) compared to a negative net worth of ($4,895,496) as of June 30, 2013 as a result of continuing net losses, reduced in the current three months primarily by conversions of convertible notes and accrued interest in excess of the net loss for the current period.

The Company has convertible notes funded with JMJ Financial. Draws under this facility for the three months ended September 30, 2013 amounted to $0 (accounted for as a pay-down of notes receivable) and also the collection of $0 of accrued interest (included in the statement of operations). The Company has significant overhang from funded and unconverted portion of these convertible notes in excess of $1.735 million convertible into 1,480,649,937 shares of common stock. The Company anticipates it will need to establish new and additional funding sources for the remaining portion of fiscal year 2014 as well as obtain shareholder approval to increase its authorized shares of common stock.. The Company raised $86,000 from private placements of 215 million shares of its common stock plus a $37,500 Convertible Note issued to an Accredited Investor during the three months ended September 30, 2013. The Company has entered into an equity line of credit with Dutchess Capital and has registered a total of 250 million shares of common stock on an Form S-1 Registration Statement effective January 17, 2012. Under the terms of the Equity Line, the Company is eligible to “PUT” from time to time to the Dutchess fund at a price equal to 94% of the proceeds received from periodic sales of the common stock in the open market by the Dutchess fund. The Company received $0 under the Equity Line for the 3 month period ended September 30, 2013.

While the Company believes it will be able to fund short term capital needs, it will from time to time need to supplement such funding. In the longer term, we estimate that the Company will need to raise approximately $5,000,000 of additional funds through June 30, 2014 in order to fund commercialization of its products.

The Company does not expect to derive any material revenue from its nanotechnology product development during the current fiscal year. The Company estimates that material revenues from its SmartNanoBattery could occur in 18 months depending upon the Company’s ability to secure federal funding in the form of SBIR grants and adoption and custom tailoring of such product as a reserve battery to a computer memory or other function for a specific weapons system. Additional revenues may be derived as early as the third quarter of fiscal year 2014 from  sales of the Company’s cost-reduced jump starter product depending upon the establishment of a successful licensing arrangement with a major high-end product distributor.

THREE MONTHS ENDED SEPTEMBER 30, 2013 VS. SEPTEMBER 30, 2012

REVENUE

Total revenues were $0 for the three months ended September 30, 2013 compared to $2,154 for the three months ended September 30, 2012. The absence in revenue was the result of completion of the Phase II Army grant by the Company and the fact that during the quarter the Company did not receive any awards of new government grants.

RESEARCH AND DEVELOPMENT

Research and development expenses were $665 for the three months ended September 30, 2013 as compared to $993 during the comparable period in 2012. The Company has curtailed its program in research and development in order to converse funds during the period.

Subject to available funds, the Company expects to increase its research and development efforts throughout fiscal  2014 and 2015. Such research is expected to focus on other applications for “smart surfaces” including the Smart Nano Battery. The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for both commercial and defense applications.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $247,602 for the three months ending September 30, 2013, down from $283,080 or a decrease of $35,478 from the comparable period in 2012. Administrative expenses were held in check as the Company has made a concentrated effort to freeze or otherwise reduce administrative costs while it seeks to commercialize its smartnanobattery product capabilities and secure more substantial research funding for possible applications of its “smart surfaces” technology.

OTHER (EXPENSE) AND INCOME

Included in this category are non-cash gains and costs associated with convertible debt that include a non-cash charge for the change in derivative value of $706,834, plus amortization of debt discount costs of $28,126 and extension fees of $9,054, resulting in a net charge of $744,013 from derivative liabilities associated with the Company’s convertible debt and is not indicative of operating results. Additionally, net interest expense of $77,915 brought total other expense to $821,928 in the current period. For the same period ended September 30, 2012, net other income totaled $591,260, consisting primarily of net gain of $661,203 from derivative liabilities, decreased by interest expense of $69,943.

NET INCOME AND (LOSS)

The Company recorded net loss of ($1,073,195) for the three months ended September 30, 2013 as compared to net income of $293,062 for the three months ended September 30, 2012. This represents a net loss per common share of ($0.0) and loss per share of $(0.0) for the three month periods ended September 30, 2013 and 2012 respectively. The net loss recorded in the current period as compared to the net loss reported for the same period last year is directly attributable to the magnitude of the net gain from derivative liabilities associated with the Company’s convertible debt recorded for the three months ended September 30, 2013 and is not indicative of operating results.

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

During the three months ended September 30, 2013 and September 30, 2012 and from inception (October 2, 1996), $4,871, $5,399 and $9,546,573 respectively, have been charged to expense. As a result of the foregoing transactions as of September 30, 2013, the Company had a $53,451 payable to Microphase.

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

During the three months ended September 30, 2012 and 2013 and the period from inception (October 2, 1996), $0, $0 and $16,031,811 respectively, have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On September 30, 2013, Mr. Biderman’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers were owed unpaid finders’ fees in the amount of $156,000, which is included in due to related parties.

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

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Three Months Ended September 20, 2013

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$20,000	$20,000	$20,000			$60,000
Interest	$17,370	$12,230	$10,437			$40,037
Rent					$2,979	$2,979
G&A					$1,888	$1,888
Finders Fees						$0
Total compensation for the Three Months Ended September 30, 2013	$37,370	$32,230	$30,437	$0	$4,867	$104,904

Summary of compensation to related parties for the Three Months Ended September 20, 2012

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$21,691	$21,691	$21,691			$65,072
Interest	$15,857	$11,026	$9,086			$35,969
Rent					$3,353	$3,353
G&A					$2,046	$2,046
Finders Fees				$9,500		$9,500
Total compensation for the Three Months Ended September 30, 2012	$37,548	$32,716	$30,777	$9,500	$5,399	$115,940

Summary of payables to related parties as of September 30, 2013

	Durando	Dotoli	Smiley	Total Notes Payable	Biderman	Microphase	Total
Notes payable	$447,523	$319,513	$282,926	$1,049,962			$1,049,962
Accrued Wages Officers	$115,667	$115,667	$95,417	$326,751			$326,751
Due to Officers / Affiliates					$156,000	$53,451	$209,451
Interest Payable	$142,082	$97,113	$77,466	$316,661			$316,661
Total Payable to Officers / Affiliates as of September 30, 2013	$705,272	$532,293	$455,809	$1,693,374	$156,000	$53,451	$1,902,825

Summary of payables to related parties as of June 30, 2013

	Durando	Dotoli	Smiley	Total Notes Payable	Biderman	Microphase	Total
Notes payable	$449,523	$322,963	$276,426	$1,048,912			$1,048,912
Accrued Wages Officers	$95,667	$95,667	$75,417	$266,751			$266,751
Due to Officers / Affiliates					$156,000	$56,084	$212,084
Interest Payable	$124,712	$84,883	$67,029	$276,624			$276,624
Total Payable to Officers / Affiliates as of June 30, 2013	$669,902	$503,513	$418,872	$1,592,287	$156,000	$56,084	$1,804,371

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative development stage losses of $204,764,736 and negative cash flow from operations of $89,418,972 as of September 30, 2013. The auditors’ report for the fiscal year ended June 30, 2013 includes the statement that "there is substantial doubt of the Company’s ability to continue as a going concern". As of September 30, 2013, the Company had a negative net worth of ($5,705,440) compared to a negative net worth of ($4,895,496) as of June 30, 2013 as a result of continuing net losses, reduced in the current three months primarily by conversions of convertible notes and accrued interest in excess of the net loss for the current period.

The Company raised $86,000 from private placements of 215,000,000 shares of its common stock during the three months ended September 30, 2013. Finally, the Company entered into a $10,000,000 equity line of Credit with Dutchess Opportunity Fund II, LLC in December of 2011. Under the equity line, the Company is eligible to “PUT” to the fund, 20,000,000 shares of its common stock during any pricing period. The Company has registered a total of 250,000,000 shares of its common stock on a Form S-1 Registration Statement with the Securities and Exchange Commission that was declared effective on January 17, 2012 in connection with the Dutchess Equity Line. As of September 30, 2013, the Company has received $221,481of proceeds under the Equity Line. The amount of proceeds to be received under the Equity Line, will depend upon the stock price of the Company at the various points in time it exercises the Put Option.

While the Company believes that private placements of its common stock  to be issued from time to time will fund short term capital needs it  will soon need to seek shareholder approval to  increase its authorized shares of common stock.  The Company is seeking to access a federal government sponsored funding programs designed to enable small business create additional job opportunities in the United States.. Such monies would be necessary primarily to fund expenditures for commercialization and distribution of its cost reduced automotive jump starter product designed for the mass market . The Company has been seeking distributors with which to establish licensing or distribution agreements in order to maximize potential revenue associated with the product.

The Company does not expect to derive any material revenue from its nanotechnology product development until after a deployment and custom tailoring of its Smart Nanobattery takes place by the Army which the Company currently estimates could occur during the next 18 months.

MANAGEMENT’S PLANS

The Company has shifted its focus to the development its automotive jump starter product and its “smart surfaces” using the science of nanotechnology. The Company believes it could generate revenues with respect to its cost-reduced automotive jump starter as early as the third quarter in fiscal year 2014.The Company does not expect to derive any material revenue from its nanotechnology product development during the next 18 months.  The Company anticipates that it will need not less than $5,000,000 of additional capital to commence cost reduction, marketing and distribution of its Jump Starter product.  The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at September 30, 2013.

ITEM 4	CONTROLS AND PROCEDURES

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Private Placements

During the three months ended September 30, 2012, the Company issued 561,250,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $224,500 and paid finder’s fees in the amount of $9,500. The proceeds were used by the Company as working capital.

During the three months ended September 30, 2013, the Company issued 215,000,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $86,000 and incurring no finder’s fees. The proceeds were used by the Company as working capital.

Stock Based Compensation

During the three months ended September 30, 2013, the Company did not issue any shares of common stock compensation, warrants or options to officers or employees and issued 58,800,000 shares of common stock to consultants  to cover certain legal fees and expenses valued at $ 52,920, the entire amount of which is included in general and administrative expenses in the Consolidated Statements of Operations for that period. Also, during the three months ended September 30, 2012, the Company did not issue any stock compensation, warrants or options to officers or employees.

Conversion of Debt Securities

During the three months ended September 30, 2013, $96,026 of debt including $3,971 of accrued interest and $9,054 prepayment fees thereon were converted into 141,761,066 shares of common stock.

During the three months ended September 30, 2012, there were no conversions of convertible debt and accrued interest thereon into  shares of common stock.

Long Term Convertible Debentures / Notes Receivable / Debt Discount

The Company had 12 separate convertible debt arrangements with independent investors that were in effect at various times during the two fiscal years ended June 30, 2013, 5 of which were still active as of September 30, 2013.

During the three months ended September 30, 2012, no convertible debt was converted into any shares of common stock to holders of Convertible Notes.

During the three months ended September  30, 2013, $ 96,026 of debt including $3,971 accrued interest and $9,054 prepayment fees thereon was converted into  141,761,066 shares of common stock to holders of Convertible Notes.

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

The number of shares into which this convertible note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. Based upon the price of the Company’s common stock on June 30, 2011 of $.0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 285,714,286 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated

The Company and the holder are presently negotiating potential amendments to this agreement, and funding and conversions have not occurred since April, 2011. For accounting purposes the note receivable has been fully reserved, and the liability is recorded, when netted against the debt discount and cumulative conversions, at the amount funded. Based upon the price of the Company’s common stock on June 30, 2011, the net liability of this note is convertible into approximately 38,095,238 shares of common stock. At the commitment date, the derivative value of the embedded conversion feature of such security was $542,714 and the debt discount was valued at $642,714. As of June 30, 2011, this value was calculated to be $607,994. During the year ended June 30, 2011, amortization of debt discount amounted to $418,552, reducing the balance to $100,000.

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

As of June 30, 2012, this convertible note has $109,000 outstanding, which when combined with arrangements #8 and #9 totaled $802,060, which the Company entered into an amended agreement on June 1, 2012 whereby the Company agreed to make payments of principle and interest of $37,018 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. Also as of June 30, 2012 the derivative value of the embedded conversion feature of this arrangement when combined with arrangements #2 and #3 totaled $0; which when compared to the combine value of $1,567,512 created a non-cash credit to earnings of $1,567,512 in fiscal 2012. As of June 30, 2012 ,June 30, 2013, and September 30,2013  the combined arrangements with JMJ in this note would be convertible into 200,515,000 , 219,050,990 and 203,100,550 shares at the conversion floor price of $.004; and only so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement. The Company has not made any payments of the $37,018 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance.

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

During the twelve month period ended June 30, 2012 amortization of debt discount amounted to $185,456 reducing the combined balance to $55,903. On June 30, 2013, given the changes in the Company’s stock price during the 20 day look-back period for June 30, 2013, this estimated liability had decreased to $138,696, a decrease this period of $689,007, creating a non-cash credit to earnings for the year ended June 30, 2013 of that amount. During the year ended June 30, 2013, amortization of debt discount amounted to $55,903, reducing the combined balance to $0. On September 30, 2013, this estimated liability had increased to $910,771, an increase of $772,075, creating a non-cash charge to earnings for the three month period.

The company entered into an amended agreement on June 1, 2012, when principle of $557,500 accrued interest of $66,338 and $95,611 of contractual charges totaled $719,449; with this noteholder whereby the Company agreed to make payments of principle and interest of $33,238 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. As of September 30, 2012 this note would be convertible into 789,645,351 shares of common stock at the original terms. The Company has not made any payments of the $33,238 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance (see note 4). On November 20, 2012, mPhase Technologies, Inc. (the “Company”) formally received an Event of Default and Redemption Notice dated November 16, 2012 with respect to an 8% Convertible Note dated September 13, 2011 issued by the Company to St. George Investments LLC and assigned to John Fife. The notice included alleged defaults with respect to payments owed by the Company under the Convertible Note and the failure to convert the Note into shares of the Company’s common stock. The alleged amount owed according to the notice is approximately $902,279. The Company believes it has affirmative defenses to the actions of the holder of the Convertible Note as well as counterclaims against the Holder. As of June 30, 2013 and September 30, 2013, this note would be convertible into 700,806,707 and 1,224,139,360 shares of common stock at the original terms.

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

Arrangement #9 (Asher Enterprises, Inc. III )

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

Arrangment #10 (Asher Enterprises, Inc. IV)

On December 8, 2012, the Company issued to Asher Enterprises, Inc. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $37,500 in gross proceeds, net of $2,500 closing fees. The instrument is in the principal amount of $37,500 and matures on September 6, 2013. Interest only is payable at the rate of 8% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

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

Arrangement #11 (Black Arch Opportunity Fund L.P.)

On January 14, 2013, the Company issued to Black Arch Opportunity Fund L.P., Inc. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $30,000 in gross proceeds. The instrument is in the principal amount of $30,000 and matures on January 9, 2013. Interest only is payable at the rate of 12% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 45% discount (60% while the Company’s stock is “chilled” by the DTC) based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

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

During the three months ended September 30, 2013, the Company issued 53,313,811 shares of common stock to repay this note in full together with $1,811 accrued interest and $9,054 prepayment fees thereon. The estimated liability for the embedded conversion fee was reduced by $43,508, creating a non cash credit to earnings for this period as the note was paid in full.

Arrangement #12 (Asher Enterprises, Inc. V)

On January 31, 2013, the Company issued to Asher Enterprises, Inc. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $50,000 in gross proceeds, net of $3,000 closing fees. The instrument is in the principal amount of $33,000 and matures on November 4, 2013. Interest only is payable at the rate of 8% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

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

During the three months ended September 30, 2013, the Company issued 88,447,255 shares of common stock to repay this note in full together with $2,120 accrued interest thereon. The estimated liability for the embedded conversion fee was reduced by $29,729, creating a non cash credit to earnings for this period as the note was paid in full.

Arrangement #13 (Asher Enterprises, Inc. VI)

On July 2, 2013, the Company issued to Asher Enterprises, Inc. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $37,500 in gross proceeds, net of $2,500 closing fees. The instrument is in the principal amount of $37,500 and matures on March 28, 2014. Interest only is payable at the rate of 8% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $28,216 and the loan discount totaled $30,626. On September 30, 2013, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had increased to $36,212, an increase this period of $8,086 creating a non-cash charge to earnings of that amount. During the three months ended ended September 30, 2013, amortization of debt discount amounted to $30,626 reducing the balance to $0. Based upon the price of the Company’s common stock on September 30, 2013, this Note is convertible into approximately 57,688,070 shares of common stock.

EQUITY LINE OF CREDIT

The Company entered into a $10,000,000 equity line of Credit with Dutchess Opportunity Fund II, LLC in December of 2011. Under the equity line, the Company is eligible to “PUT” to the fund, 20,000,000 shares of its common stock during any pricing period. The Company has registered a total 465,076,471 shares of its common stock on a Form S-1 Registration Statement with the Securities and Exchange Commission that was declared effective on January 17, 2012 in connection with the Dutchess Equity Line. As of September 30, 2013, the Company has received $221,481 of proceeds under the Equity Line. The amount of proceeds to be received under the Equity Line, will depend upon the stock price of the Company at the various points in time it exercises the Put Option. The Company is unable to exercise any further Put’s under the Equity line until it updates with a new amended prospectus its financial statements and other current information

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

ITEM 4	(REMOVED AND RESERVED)

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

From 8k dated July 18, 2013 announcing the sale of a Convertible Note to Asher Enterprises, Inc. in the principal amount of $37, 500

Form8k dated September 18, 2013 announcing the removal of the DTC Chill with respect to the Common Stock of the Company

EXHIBITS
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: November 14, 2013	By:	/s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President Chief Financial Officer and General Counsel