Form 10-Q/A
period 2013-09-30
MPHASE TECHNOLOGIES INC
filed 2013-11-15
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED September 30, 2013

COMMISSION FILE NO. 000-30202

Amendment No. 1 to
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

EXPLANATORY NOTE

This Amendment includes the portions of the original Form 10-Q for the period ended September 30, 2013 required to be put into XBLR format. There are no other changes to the original Form 10-Q filing.

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

From 8k dated July 18, 2013 announcing the sale of a Convertible Note to Asher Enterprises, Inc. in the principal amount of $37, 500

Form8k dated September 18, 2013 announcing the removal of the DTC Chill with respect to the Common Stock of the Company

EXHIBITS
31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

* Previously filed with the Company’s quarterly report on Form 10-Q with the Securities and Exchange Commission on November 14, 201.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: November 14, 2013	By:	/s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President Chief Financial Officer and General Counsel