Form 10-Q
period 2013-12-31
MPHASE TECHNOLOGIES INC
filed 2014-02-13
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED December 31, 2013

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

YES ☒          NO ☐

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF JANUARY 28, 2014 IS 5,952,543,274 SHARES, ALL OF ONE CLASS OF $.001 PAR VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.
INDEX

		PAGE
PART I	FINANCIAL INFORMATION
Item 1	Consolidated Balance Sheets June 30, 2013 (Audited) and December 31, 2013 (Unaudited)	F-1

	Unaudited Consolidated Statements of Operations-Three Months Ended December 31, 2012 and 2013 and from October 2, 1996 (Date of Inception) to December 31, 2013	F-2

	Unaudited Consolidated Statements of Operations-Six Months Ended December 31, 2012 and 2013 and from October 2, 1996 (Date of Inception) to December 31, 2013	F-3

	Unaudited Consolidated Statement of Changes in Shareholders’ Equity (Deficit) Six Months Ended December 31, 2013	F-4

	Unaudited Consolidated Statements of Cash Flow-Six Months Ended December 31, 2012 and 2013 and from October 2, 1996 (Date of Inception) to December 31, 2013	F-5

	Notes to Consolidated Financial Statements	F-6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3	Quantitative and Qualitative Disclosures about Market Risk	12
Item 4	Controls and Procedures	12
PART II	OTHER INFORMATION	13
Item 1.	Legal Proceedings	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	20
Item 4.	(Removed and Reserved)	20
Item 5.	Other Information	20
Item 6	Exhibits and Reports on Form 8-K	20
Signature Page		21

mPHASE TECHNOLOGIES, INC.
 (A Development Stage Company)
 Consolidated Balance Sheets

	June 30,	December 31,
	2013	2013
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,055	$65,466
Accounts receivable	-	13,112
Inventory	70,684	70,821
Prepaid and other current assets	23,013	96,667

TOTAL CURRENT ASSETS	$94,752	$246,066

Property and equipment, net	17,169	10,003

TOTAL ASSETS	$111,921	$256,069

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,089,617	$1,081,389
Accrued expenses	226,609	252,949
Due to related parties	212,084	203,507
Accrued Wages Officers	266,751	386,751
Notes payable, related parties	1,325,536	1,372,704
Short term notes	65,000	65,000
Current Portion, Long term convertible debentures	1,314,692	1,522,217
Current Portion, Long term debt	4,580	-

TOTAL CURRENT LIABILITIES	$4,504,869	$4,884,517

OTHER OBLIGATIONS CONVERTIBLE TO EQUITY- (Note 3)
Convertible debt derivative liability	212,023	265,332
Long term portion of Convertible debentures	290,525	37,500

COMMITMENTS AND CONTINGENCIES -(Note 7)

STOCKHOLDERS' DEFICIT
Common stock, par value $.001, 6,000,000,000 shares authorized, 5,071,165,583 and 5,678,216,649 shares issued and outstanding at June 30, 2013 and December 31, 2013, respectively	5,071,164	5,678,215
Additional paid in capital	193,761,159	193,807,817
Deferred Compensation	(28,305)	-
Deficit accumulated during development stage	(203,691,541)	(204,409,339)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	$(4,895,496)	$(4,931,280)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$111,921	$256,069

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations

			2-Oct-96
	For the Three Months Ended		(Date of Inception)
	December 31,	December 31,	To December 31,
	2012	2013	2013
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$399	$53,653	$802,880

COSTS AND EXPENSES

Cost of Sales	396	49,809	195,387

Research and Development (including non-cash stock related charges of $0, $0 and $205,733 for the three months ended December 31, 2012 & 2013 and inception to date respectively)	993	501	12,438,084

General and Administrative (including non-cash stock related charges of $42,463, $0 and $19,752,171 for the three months ended December, 2012 & 2013 and inception to date respectively)	301,508	245,495	36,846,304

Depreciation and Amortization	3,000	3,000	610,827

TOTAL COSTS AND EXPENSES	305,897	298,805	50,090,602

OPERATING LOSS	$(305,498)	$(245,152)	$(49,287,722)

OTHER INCOME (EXPENSE)
Interest (Expense)	(71,441)	(78,602)	(3,420,596)
Net Reparation, Impairment and Other Income (Expense)	-	-	(6,728,321)
Net Charges related to Convertible Debt	(360,932)	679,151	(1,313,851)

TOTAL OTHER INCOME (EXPENSE)	$(432,373)	$600,549	$(11,462,768)

Income (Loss) From Continuing Operations, before Income Taxes	$(737,871)	$355,397	$(60,750,489)

Income (Loss) From Discontinued Operations, Net of Income Taxes of $0 in 2012 and 2013 offset by benefit from tax loss carryforwards of $0 in 2012 and 2013 (including non-cash stock related charges of $0, $0 and $ 57,515,718 for the three months ended December 31, 2012 & 2013 and inception to date respectively)	-	-	(143,658,850)

Income Taxes	-	-	-

Net Income (Loss)	$(737,871)	$355,397	$(204,409,339)

Basic Net income (loss) per share from:
Continuing Operations	$(0.00)	$0.00
Discontinued Operations	$-	$-

Diluted Net income (loss) per share from:
Continuing Operations	N/A	$0.00
Discontinued Operations	N/A	$-

Weighted Average Number of Shares Outstanding;
Basic	4,400,763,795	5,443,409,801
Diluted	N/A	6,000,000,000

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations

			2-Oct-96
	For the Six Months Ended		(Date of Inception)
	December 31,	December 31,	December 31,
	2012	2013	2013
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$2,553	$53,653	$802,880

COSTS AND EXPENSES

Cost of Sales	13,675	49,809	195,387

Research and Development (including non-cash stock related charges of $0, $0 and $205,733 for the six months ended December 31, 2012 & 2013 and inception to date respectively)	1,986	1,166	12,438,084

General and Administrative (including non-cash stock related charges of $84,296, $0 and $19,752,171 for the six months ended December 31, 2012 & 2013 and inception to date respectively)	584,588	493,097	36,846,304

Depreciation and Amortization	6,000	6,000	610,827

TOTAL COSTS AND EXPENSES	606,249	550,072	50,090,602

OPERATING LOSS	$(603,696)	$(496,419)	$(49,287,722)

OTHER INCOME (EXPENSE)
Interest (Expense)	(141,414)	(156,517)	(3,420,596)
Net Reparation, Impairment and Other Income (Expense)	-	-	(6,728,321)
Net Charges related to Convertible Debt	300,271	(64,863)	(1,313,851)

TOTAL OTHER INCOME (EXPENSE)	158,857	(221,380)	(11,462,768)

Income (Loss) From Continuing Operations, before Income Taxes	$(444,839)	$(717,798)	$(60,750,489)

Income (Loss) From Discontinued Operations, Net of Income Taxes of $0 in 2012 and 2013 offset by benefit from tax loss carryforwards of $0 in 2012 and 2013 (including non-cash stock related charges of $0, $0 and $57,515,718 for the six months ended December 31, 2012 & 2013 and inception to date respectively)	-	-	(143,658,850)

Income Taxes	-	-

Net Income (Loss)	$(444,839)	$(717,798)	$(204,409,339)

Net loss per share from:
Continuing Operations-Basic	$0.00	$(0.00)
Discontinued Operations-Basic	$-	$-

Continuing Operations-Diluted	N/A	N/A
Discontinued Operations-Diluted	N/A	N/A

Weighted Average Number of Shares Outstanding;
Basic	4,215,768,806	5,288,396,060
Diluted	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM JULY 1, 2013 TO DECEMBER 31, 2013
 (Unaudited)

	Common Stock			Additional			Shareholders'
		$.001 Par	Treasury	Paid in	Deferred	Accumulated	(Deficit)
	Shares	Value	Stock	Capital	Compensation	Deficit	Equity

Balance July 1, 2013	5,071,165,583	5,071,164	(7,973)	193,761,159	(28,305)	(203,691,541)	(4,895,496)

Issuance of Common Stock to accredited investors in private placements, net of $16,500 fees	1,287,500,000	1,287,500		(789,000)			498,500

Issuance of Common Stock for services	58,800,000	58,800		(5,880)			52,920

Conversions of Convertible Debentures plus accrued interest	141,761,066	141,761		(45,735)			96,026

Amortization of deferred stock compensation					28,305		28,305

Common Stock issued to cover the exercise of Put advances under Equity Line of Credit, net of $500 transaction fees	3,990,000	3,990		2,273			6,263

Cancellation of shares previously issued to officers	(885,000,000)	(885,000)		885,000			-

Net loss for the six months ended December 31, 2013						(717,798)	(717,798)

Balance December 31, 2013	5,678,216,649	5,678,215	(7,973)	193,807,817	-	(204,409,339)	(4,931,280)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
 (A Development Stage Company)
 Consolidated Statements of Cash Flows
(Unaudited)

			From
			(October 2,1996
	For The Six Months Ended		(Date of Inception)
	December 31,		To December 31,
	2012	2013	2013
Cash Flow From Operating Activities:
Net Income (Loss) From Continuing Operations	$(444,839)	$(717,798)	$(60,750,489)
Net Income (Loss) From Disontinued Operations	$0	$0	$(143,658,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,986	7,166	7,501,895
(Gain) loss on debt extinguishments	-	-	(2,303,942)
Non-cash charges relating to issuance of common stock,common stock options and warrants	-	52,920	77,076,909
Reparation charges	-	-	8,356,264
Derivative Value and Debt Discount charges (credits)	(300,271)	64,683	1,842,656
Write off of Granita Inventory/ Sovereign Investment	-	-	615,910
Other non cash charges including amortization of deferred compensation and beneficial conversion interest expense	84,926	28,305	3,056,292
Changes in assets and liabilities:
Accounts receivable	-	(13,112)	414,764
Inventories	13,614	(137)	(581,292)
Prepaid expenses and Other current assets	(16,268)	(73,654)	(15,606)
Other	-	-	894,035
Accounts payable, Accrued expenses, Deferred revenue	235,600	51,622	10,042,529
Due to/from related parties
Microphase / Janifast//Lintel	9,394	(8,577)	5,508,566
Officers and Other	78,000	120,000	2,104,497
Net cash used in operating activities	$(331,858)	$(488,582)	$(89,787,946)

Cash Flow from Investing Activities:
Payments related to patents and licensing rights	-	-	(450,780)
Purchase of fixed assets	-	-	(3,315,622)
Investment in Sovereign	-	-	(110,000)
Net Cash (used) in investing activities	$0	$0	$(3,876,402)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock, exercises of warrants, net of finders fees	359,000	521,263	84,550,123
Payment of short term notes & equipment loans	(5,184)	(4,580)	(1,326,600)
Advances from Microphase	-	-	347,840
Issuance of Convertible Debentures	-	35,000	1,561,500
Repayment of Convertible Debentures	(72,500)	-	(72,500)
Net Proceeds (Repayment) from notes payable related parties	16,550	1,310	(256,549)
Proceeds from the collection of Notes Receivable under securities purchase agreements	-	-	8,339,500
Sale of minority interest in Granita subsidiary	-	-	514,000
Net cash provided by financing activities	$297,866	$552,993	$93,729,814

Net increase (decrease) in cash	$(33,992)	$64,411	$65,466
CASH AND CASH EQUIVALENTS, beginning of period	$39,913	$1,055	$-
CASH AND CASH EQUIVALENTS, end of period	$5,921	$65,466	$65,466

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

mPhase Technologies, Inc. (the "Company") was organized on October 2, 1996 and is in the development stage, as defined by Statement of Accounting Standards Codification ("ASC") 915-10-20, "Accounting and Reporting by Development Stage Enterprises." The Company’s present activities are focused on (a) marketing its automotive battery jump starter designed for the mass market and (b) developing new “smart surface” products through the sciences of microfluidics, microelectromechanical systems (MEMS) and nanotechnology. Since mPhase is in the development stage, the accompanying consolidated financial statements should not be regarded as typical for normal operating periods.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ending December 31, 2013 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2013.

Through December 31, 2013, the Company had incurred cumulative (a) development stage losses totaling $204,409,339, (b) stockholders’ deficit of $4,931,280 and (c) negative cash flow from operations equal to $89,787,946. At December 31, 2013, the Company had $65,466 of cash and $13,112 of trade receivables to fund short-term working capital requirements. In addition, the Company relies on the continuation of funding through private placements of its common stock and convertible securities. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

INVENTORY

The Company uses the First In First Out method (FIFO) to account for inventory which is carried at cost. As of June 30, 2013, inventory consisted primarily of Emergency Flashlights and their component parts and was valued at $70,821. As of December 31, 2013, (unaudited) inventory consisted primarily of Emergency Flashlights and mPower Jump it automotive battery jump starter and was valued at $55,072 for the flashlight product and $15,749 for the jump starter. Appropriate reserves have been taken to assure that the cost of such inventory does not exceed the expected resale value of each configuration of the component parts as specified for the current and pending higher end models of the Emergency Flashlight line.

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

LOSS PER COMMON SHARE, BASIC AND DILUTED

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had no warrants to purchase shares of its common stock and no options to purchase shares of its common stock outstanding at December 31, 2013, as well as convertible debentures and convertible notes plus accrued interest thereon held by officers of the Company, subject to availability, convertible into approximately 928,197,193 and 3,431,760,875 shares of the Company’s common stock based upon the conversion terms at December 31, 2013. In periods reporting a loss the inclusion of warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share and have been omitted in such computation.

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

2.	SUPPLEMENTAL CASH FLOW INFORMATION

	For the six months ended
	December 31,
	2012	2013
Statement of Operation Information:

Interest Accrued Unpaid	$74,143		$127,220
Extension & Conversion Fees on Convertible Debt	$-		$13,025
Interest Paid (net interest income)	$10,475		$29,297

Non Cash Investing and Financing Activities:

Conversion of Convertible Debt and Accrued Interest	$-		$96,025
Beneficial Conversion of Officers’ Notes and	$-	$
Conversion of Accounts Payable

3.	EQUITY TRANSACTIONS AND CONVERTIBLE DEBT

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

Effective June 2005, June 2006, and June 2008, the Company received authorization to increase the number of authorized shares to 500 million, 900 million and 2 billion, respectively. On April 25, 2009, July 15, 2010, and again on November 1, 2010, the Board of Directors approved motions to further increase, subject to shareholder approval, the authorized shares of common stock to 3 billion shares, 4 billion shares and 6 billion shares, respectively. The latest increase in the number of authorized shares of common stock to 6 billion was approved at a Special Meeting of Shareholders of the Company held on June 29, 2011, so that as of December 31, 2013 the Company has 6 billion authorized shares of common stock. The Company has scheduled its annual meeting on February 12, 2014 to obtain shareholder approval to increase its authorized shares of common stock to 18 billion shares.

Private Placements

During the six months ended December 31, 2012, the Company issued 893,750,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $357,500 and incurred finder’s fees in the amount of $19,500. The proceeds were used by the Company as working capital.

During the six months ended December 31, 2013, the Company issued 1,287,500,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $515,000 and incurring finder’s fees in the amount of $16,500. The proceeds were used by the Company as working capital.

Stock Based Compensation

During the six months ended December 31, 2013, the Company did not issue any shares of common stock compensation, warrants or options to officers or employees and issued 58,800,000 shares of common stock to consultants  to cover certain legal fees and expenses valued at $ 52,920, the entire amount of which is included in general and administrative expenses in the Consolidated Statements of Operations for that period.

During the six months ended December 31, 2012, the Company did not issue any stock compensation, warrants or options to officers or employees and issued no shares of its common stock to consultants.

Cancellation of Shares

In November and December of 2013 Messrs. Durando, Dotoli and Smiley cancelled 295 million restricted shares of common stock each. The shares were previously issued for services.

Conversion of Debt Securities

During the six months ended December 31, 2013, $96,026 of convertible debt and accrued interest thereon were converted into 141,761,066 shares of common stock.

During the six months ended December 31, 2012, no conversions were made of convertible debt and accrued interest thereon into shares of common stock.

Long Term Convertible Debentures / Notes Receivable / Debt Discount

The Company had 10 separate convertible debt arrangements with independent investors that were in effect at various times during the two fiscal years ended June 30, 2013, 3 of which were still active as of December 31, 2013.

During the six months ended December 31, 2012, no convertible debt was converted into any shares of common stock to holders of Convertible Notes.

During the six months ended December 31, 2013, $83,000 of debt including $13,025 accrued interest and  fees thereon was converted into 141,761,066 shares of common stock to holders of Convertible Notes.

These transactions are intended to provide liquidity and capital to the Company and are summarized below.

Arrangement #1 (JMJ Financial, Inc.)

On November 17, 2009, the Company received a total of $186,000 of proceeds in connection with a new financing agreement with JMJ Financial. This transaction consists of the following: 1) a convertible note in the amount of $1,200,000 plus a one-time interest factor of 12% ($144,000) and a maturity date of September 23, 2012 and (2) a secured promissory note in the amount of $1,100,000 plus a one-time interest rate factor of 13.2% ($144,000 each) and a maturity date of September 23, 2012 due from the holder of the convertible note. Conversion of outstanding principal into shares of common stock is at the option of the holder. The number of shares into which this note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion

To date the Company has received a total of $639,500 in cash and has issued 322,187,500 shares of common stock to the holder upon conversions of $325,440 of principle and $994,766 of conversion fees. The remaining $604,600 of cash which was to be received from the holder plus accrued and unpaid interest was convertible into shares of common stock at the option of the holder. Upon receipt, in full, of cash by the Company equaling the purchase price of the convertible note plus interest or any portion thereof payable through maturity, the holder may convert such portion of the total amount of interest funded that would accrue to maturity into additional shares of common stock. Based upon the price of the Company’s common stock on June 30, 2011 of $.0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 222,142,857 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated. At June 1, this note was combined with arrangement #3 JMJ Financial, Inc.

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

As of June 30, 2012, this convertible note has $109,000 outstanding, which when combined with arrangements #8 and #9 totaled $802,060, which the Company entered into an amended agreement on June 1, 2012 whereby the Company agreed to make payments of principle and interest of $37,018 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. Also as of June 30, 2012 the derivative value of the embedded conversion feature of this arrangement when combined with arrangements #2 and #3 totaled $0; which when compared to the combine value of $1,567,512 created a non-cash credit to earnings of $1,567,512 in fiscal 2012. As of June 30, 2012, June 30, 2013, and December 31, 2013, the combined arrangements with JMJ in this note would be convertible into 200,515,000, 219,050,990 and 203,100,550 at the conversion floor price of $.004; and only so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement. The Company has not made any payments of the $37,018 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance.

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

During the twelve month period ended June 30, 2012 amortization of debt discount amounted to $185,456 reducing the combined balance to $55,903. On June 30, 2013, given the changes in the Company’s stock price during the 20 day look-back period for June 30, 2013, this estimated liability had decreased to $138,696, a decrease this period of $689,007, creating a non-cash credit to earnings for the year ended June 30, 2013 of that amount. During the year ended June 30, 2013, amortization of debt discount amounted to $55,903, reducing the combined balance to $0. On December 31, 2013, this estimated liability had increased to $238,861, an increase of $100,165, creating a non-cash charge to earnings for the six month period.

The company entered into an amended agreement on June 1, 2012, when principle of $557,500 accrued interest of $66,338 and $95,611 of contractual charges totaled $719,449; with this note holder whereby the Company agreed to make payments of principle and interest of $33,238 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. As of September 30, 2012 this note would be convertible into 789,645,351 shares of common stock at the original terms. The Company has not made any payments of the $33,238 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance (see note 4). On November 20, 2012, mPhase Technologies, Inc. (the “Company”) formally received an Event of Default and Redemption Notice dated November 16, 2012 with respect to an 8% Convertible Note dated September 13, 2011 issued by the Company to St. George Investments LLC and assigned to John Fife. The notice included alleged defaults with respect to payments owed by the Company under the Convertible Note and the failure to convert the Note into shares of the Company’s common stock. The alleged amount owed according to the notice is approximately $902,279. The Company believes it has affirmative defenses to the actions of the holder of the Convertible Note as well as counterclaims against the Holder. As of June 30, 2013 and December 31, 2013, this note would be convertible into 700,806,707 and 658,867,814 shares of common stock at the original terms.

Arrangement #7 (Asher Enterprises, Inc. IV)

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

Arrangement #8 (Black Arch Opportunity Fund L.P.)

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

During the six months ended December 31, 2013, the Company issued 53,313,811 shares of common stock to repay this note in full together with $1,811 accrued interest and $9,054 prepayment fees thereon. The estimated liability for the embedded conversion fee was reduced by $43,508, creating a non cash credit to earnings for this period as the note was paid in full.

Arrangement #9 (Asher Enterprises, Inc. V)

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

During the six months ended December 31, 2013, the Company issued 88,447,255 shares of common stock to repay this note in full, together with $2,120 accrued interest.  The estimated liability for the extended conversion fee of $29,729 at June 30, 2013 was reduced to zero , creating a non cash credit to earnings for the six month ending December 31, 2013 period as the loan was repaid in full.

Arrangement #10 (Asher Enterprises, Inc. VI)

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $28,216 and the loan discount totaled $30,626. On December 31, 2013, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had decreased to $26,471, a decrease this period of $1,655 creating a non-cash credit to earnings of that amount. During the six months ended December 31, 2013, amortization of debt discount amounted to $30,626 reducing the balance to $0. Based upon the price of the Company’s common stock on December 31, 2013 this Note is convertible into approximately 41,112,780 shares of common stock.  In January of 2014 this note was prepaid in full.

The following table summarizes notes payable under convertible debt and debenture agreements as of June 30, 2013 and December 31, 2013 (unaudited):

	June 30,	December 31,
	2013	2013
		(Unaudited)

Arrangement #3 - JMJ Financial, Inc	$802,060	$802,060
Arrangement #6 - St. George Investments	$720,157	$720,157
Arrangement #8 - Black Arch Opportunity Fund L.P.	$30,000	$-
Arrangement #9 -Asher Enterprises V	$53,000	$-
Arrangement #10 -Asher Enterprises VI	$-	$37,500
Total Convertible Notes payable	$1,605,217	$1,559,717
Convertible Notes payable-short term portion	$1,314,692	$1,522,217
Convertible Notes payable-long term portion	$290,525	$37,500

Included in accrued expenses is $143,756 and  $212,093 interest accrued on these notes at June  30, 2013 and December 31, 2013, respectively.

DERIVATIVE LIABILITY

The Company has estimated the value of the derivative liability associated with its convertible debt. Such estimate is based on a Black Scholes calculation at the time the debt was issued. At each reporting period, the value of this liability is marked to market and adjusted accordingly. Such adjustments are included in Other Income (Expense).

EQUITY LINE OF CREDIT

The Company entered into a $10,000,000 equity line of Credit with Dutchess Opportunity Fund II, LLC in December of 2011. Under the equity line, the Company is eligible to “PUT” to the fund, 20,000,000 shares of its common stock during any pricing period. The Company has registered a total of 465,076,471shares of its common stock on a Form S-1 Registration Statement with the Securities and Exchange Commission that was declared effective on January 17, 2012 in connection with the Dutchess Equity Line. As of December 31, 2013, the Company has received $227,744 of proceeds under the Equity Line relating to the resale of 135,990,000 shares of the Company’s common stock, net of $22,920 transaction fees. The amount of proceeds to be received under the Equity Line will depend upon the stock price of the Company at the various points in time it exercises the Put Option.

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

The Company has offered and sold convertible notes to JMJ Financial in the aggregate principal amount plus accrued interest of $10,270,400 through December 31, 2013. Such convertible notes provide cash funding to the Company of up to $9,500,600. Through December 31, 2013, approximately $6,472,000 of cash has been received by the Company, $5,990,606 of which has been converted by JMJ Financial into a substantial number of shares of common stock without registration under the Securities Act of 1933, as amended, or qualification under state securities laws. The Company believes that any sales of common stock by JMJ are in full compliance with Rule 144 of the Securities Act of 1933, as amended, and has obtained an opinion of outside counsel regarding such compliance.

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

The Securities Act of 1933, as amended, requires that any claim for rescission is brought within one year of the violation. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the date of the violation. At December 31, 2013, no shares of our outstanding common stock issued in respect to our convertible note transactions with JMJ Financial could still be subject to rescission with a potential liability remain under the Federal Securities Laws.

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

The table below presents reconciliation for liabilities measured at fair value on a recurring basis at December 31, 2012 and 2013:

	Fair Value Measurements Using
	Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	December 31, 2012	December 31, 2013
Balance at July 1, 2012 and 2013	$898,734	$212,023
Increase (Decrease) in Derivative and associated liabilities	(511,095)	64,683
Debt discounts	70,747	(11,374)
Balance at December 31, 2012 and 2013	$458,386	$265,332

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

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At December 31, 2013, the carrying value of the notes payable and accrued interest for convertible agreements and officers’ notes was approximately $3.145 million. The JMJ convertible notes, which were originally due at various times through December 31, 2012, yield an interest rate of 12%. Refer to Note 3 of these financial statements for more information about the Company’s notes payable.

6.	RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase’s President is also an officer and shareholder of Microphase and mPhase’s Chief Operating Officer is also an employee of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase whereby it would use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase whereby mPhase would reimburse Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services have been $5,000 per month and in July 2008; such fees were reduced to $3,000 per month. As of July 1, 2011, the fees have increased to $3,630 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis. During the six months ended December 31, 2012 and December 31, 2013 and from inception (October 2, 1996), $3,394, $4,960 and $9,551,533 respectively, have been charged to expense. As a result of the foregoing transactions, as of December 31, 2013, the Company had a $42,507 payable to Microphase.

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

During the six months ended December 31, 2012 and 2013 and the period from inception (October 2, 1996), $0, $0 and $16,031,811 respectively, have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations in Discontinued Operations.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On March 31, 2013, Mr. Biderman’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers were owed unpaid finders’ fees in the amount of $156,000, which is included in due to related parties. On December 31, 2013, the Company owed finder’s fees equal to $161,000 to  Eagle Strategic Advisers.

During the six months ended December 31, 2013, the Company issued 58,800,000 shares to consultants who are not considered related parties to cover legal expenses incurred in connection with removal of the DTC Chill and in connection with the litigation involving John Fife.

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

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Six Months Ended December 31, 2013

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$40,000	$40,000	$40,000			$120,000
Interest		$24,654	$21,204			$45,858
Rent					$5,958	$5,958
G&A					$6,863	$6,863
Finders Fees				$16,500		$16,500

Total compensation for the Six Months Ended December 31, 2013	$40,000	$64,654	$61,204	$16,500	$12,821	$195,179

Summary of compensation to related parties for the Six Months Ended December 31, 2012

	Durando	Dotoli	Smiley	Biderman	Microphase	Credit	Total
Consulting / Salary	$41,667	$41,667	$41,667				$125,001
Interest	$32,244	$22,484	$18,450				$73,178
Rent					$6,332	$(7,000)	$(668)
G&A					$4,062		$4,062
Finders Fees				$19,500			$19,500

Total compensation for the Six Months Ended December 31, 2012	$73,911	$64,151	$60,117	$19,500	$10,394	$(7,000)	$221,073

Summary of payables to related parties as of December 31, 2013

				Total Notes
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$439,023	$300,913	$275,093	$1,015,029			$1,015,029
Accrued Wages Officers	$135,667	$135,667	$115,417				$386,751
Due to Officers / Affiliates					$161,000	$42,507	$203,507
Interest Payable	$159,905	$109,537	$88,233	$357,675			$357,675

Total Payable to Officers / Affiliates as of December 31, 2013	$734,595	$546,117	$478,743	$1,372,704	$161,000	$42,507	$1,962,962

Summary of payables to related parties as of June 30, 2013

				Total Notes
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$449,523	$322,963	$276,426	$1,048,912			$1,048,912
Accrued Wages Officers	$95,667	$95,667	$75,417				$266,751
Due to Officers / Affiliates					$156,000	$56,084	$212,084
Interest Payable	$124,712	$84,883	$67,029	$276,624			$276,624

Total Payable to Officers / Affiliates as of June 30, 2013	$669,902	$503,513	$418,872	$1,325,536	$156,000	$56,084	$1,804,371

7.	SUBSEQUENT EVENTS

Pursuant to Section 4(2) of the Securities Act of 1933, as amended, the Company issued a convertible note to MJ Investment Trust in a Private Placement. The Company received $40,000 in cash proceeds on January 8, 2014 that will be used as additional working capital.

From January 1, 2014 through February 1, 2014, the Company issued 538,750,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $215,500 and incurred finder’s fees in the amount of $14,500. The proceeds were used by the Company as working capital.  In addition the Company issued Convertible Debt in the amount of $80,000 which will automatically convert into 200,000,000 shares of common stock upon approval by the shareholder of the Company of an increase in the Company’s shares of common stock to 18 billion shares at the Annual Meeting for the fiscal year ended June 30, 2013 scheduled for February 12, 2014.

Between January 1, 2014 and February 1, 2014 the Company sold approximately 800 units of its mPower Jump It Automotive Battery jump starter product generating gross revenues of $50,000.

On January 14, 2014 the Company issued 50,000,000 shares of common stock for legal services to its outside New Jersey counsel. The fair market share of each share was $.0017 as of January 14, 2014.

On February 12, 2014 the Company held its Annual Meeting of Shareholders which obtained shareholder approval to increase the authorized shares of common stock to 18 billion shares. The Company plans to issue 1 billion shares each to Messrs. Durando, Dotoli and Smiley as restricted shares as provided on page 17 of the Company’s Definitive Proxy Statement filed on December 24, 2013 on Schedule 14A with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS OVERVIEW

mPhase, a New Jersey corporation founded in 1996, is a publicly-held company with over 23,000 shareholders and approximately 5.9 billion shares of common stock outstanding. The Company’s common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. We are headquartered in Norwalk, Connecticut with offices in East Rutherford, NJ. mPhase shares common office space with Microphase Corporation, a privately held company. Microphase is a leader in the field of radio frequency and filtering technologies within the defense and telecommunications industry. It has been in operation for over 50 years and supports mPhase with both engineering and administrative and financial resources as needed.

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

On October 31, 2013, the Company announced that it had developed a cost–reduced version of  its automotive battery jump starter  product designed to appeal to the  mass market.  The Company has commenced selling this product in December of 2013 and has sold approximately 600 units through December 31, 2013.

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

mPower Jump-It

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

FINANCIAL OVERVIEW

Revenues. Since July 1, 2007, quarterly revenue, if any, has primarily been attributable to grants from the United States Army and testing arrangements involving its nanotechnology products. The Company is not currently working on any research in connection with government grants. The Company plans to apply for further STTR and SBIR grants with respect to its nanotechnology research and product development efforts. The Company also derived minor revenues in connection with sales of its emergency flashlight product under an initial pilot program that commenced in March of 2010.The Company is begining to create revenues from its cost reduced mass market version of its automotive jump starter product.

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

Research and development. Research and development expenses have consisted principally of direct labor and payments made to various outside vendors including Porsche Design Studio and Microphase Corporation in connection with the Company’s Emergency Illuminator and Automotive Battery Jump Starter products and to Silex, a foundry located in Sweden, as well as other third party vendors involved in the development of the nanotechnology products. All research and development costs are expensed as incurred. Such expenses are expected to increase in the next fiscal year as the Company continued development of its Smart Nano Battery.

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

Non-cash compensation charges. The Company makes extensive use of stock, stock options and warrants as a form of compensation to employees, directors and outside consultants. We incurred non-cash compensation charges totaling $19,752,171 from inception (October 2, 1996) through December 31, 2013.

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

Cumulative losses, net worth and capital needs

The Company has incurred cumulative development stage losses of $204,409,339 and negative cash flow from operations of $89,787,946 from inception through December 31, 2013. The auditors’ report for the fiscal year ended June 30, 2013 includes the statement that "there is substantial doubt of the Company’s ability to continue as a going concern". As of December 31, 2013, the Company had a negative net worth of ($4,931,280) compared to a negative net worth of ($4,895,496) as of June 30, 2013 as a result of continuing net losses, reduced in the current three months primarily by conversions of convertible notes and accrued interest in excess of the net loss for the current period.

The Company has  convertible notes outstanding with three different holders as of December 31, 2013. The Company has significant overhang from funded and unconverted portion of these convertible notes in excess of $1.77 million including accrued interest convertible into 928,197,193 shares of common stock. The Company is currently in litigation with one of the holders of the Convertible Notes that is contesting the validity of such issuance. The Company is unable to predict the outcome of such litigation and whether it may result in a reduction in the current overhang of shares.

The Company anticipates it will need to establish new and additional funding sources for the remaining portion of fiscal year 2014 as well as obtain shareholder approval to increase its authorized shares of common stock. The Company  also raised $515,000 from private placements of 1,287,500,000 shares of its common stock for the six months ended December 31, 2013. The Company has entered into an equity line of credit with Dutchess Capital and has registered a total of 250 million shares of common stock on an Form S-1 Registration Statement effective January 17, 2012. Under the terms of the Equity Line, the Company is eligible to “PUT” from time to time to the Dutchess fund at a price equal to 94% of the proceeds received from periodic sales of the common stock in the open market by the Dutchess fund. The Company received $6,263 under the Equity Line for the six months ended December 31, 2013.

While the Company believes it will be able to fund short term capital needs, it will from time to time need to supplement such funding. In the longer term, we estimate that the Company will need to raise approximately $5,000,000 of additional funds through June 30, 2014 in order to optimally fund commercialization of its products.

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

THREE MONTHS ENDED DECEMBER 31, 2013 VS. DECEMBER 31, 2012

REVENUE

Total revenues were $53,653 for the three months ended December 31, 2013 compared to $399 for the three months ended December 31, 2012. Revenue during the quarter came from initial sales of the Company’s jump starter product.

RESEARCH AND DEVELOPMENT

Research and development expenses were $501 for the three months ended December 31, 2013 as compared to $993 during the comparable period in 2012. The Company has curtailed its program in research and development in order to converse funds during the period.

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

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $245,495 for the three months ending December 31, 2013, down from $301,508 or a decrease of $56,013 from the comparable period in 2012. Administrative expenses were held in check as the Company has made a concentrated effort to freeze or otherwise reduce administrative costs while it seeks to commercialize its smartnanobattery product capabilities and secure more substantial research funding for possible applications of its “smart surfaces” technology.

OTHER (EXPENSE) AND INCOME

Included in this category are non-cash gains and costs associated with convertible debt that include a non-cash gain for the change in derivative value of $679,151, resulting in a net gain of $679,151 from derivative liabilities associated with the Company’s convertible debt and is not indicative of operating results. Additionally, net interest expense of $78,602 brought total other income to $600,549 in the current period. For the same period ended December 31, 2012, net other expense totaled $432,373, consisting primarily of net costs of $360,932 from derivative liabilities, increased by interest expense of $71,441.

NET INCOME AND (LOSS)

The Company recorded net income of $355,397 for the three months ended December 31, 2013 as compared to net loss of $737,871 for the three months ended December 31, 2012. This represents a net income per common share of ($0.00) and loss per share of $(0.0) for the three month periods ended December 31, 2013 and 2012 respectively. The net income recorded in the current period as compared to the net loss reported for the same period last year is directly attributable to the magnitude of the net gain from derivative liabilities associated with the Company’s convertible debt recorded for the three months ended December 31, 2013 and is not indicative of operating results.

SIX MONTHS ENDED DECEMBER 31, 2013 VS. DECEMBER 31, 2012

REVENUE

Total revenues were $53,653 for the six months ended December 31, 2013 compared to $2,553 for the six months ended December 31, 2012. Revenue during the period came from initial sales of the Company’s jump starter product.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1,166 for the six months ended December 31, 2013 as compared to $1,986 during the comparable period in 2012. The Company has curtailed its program in research and development in order to converse funds during the period.

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

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $493,097 for the six months ending December 31, 2013, down from $584,588 or a decrease of $91,491 from the comparable period in 2012. Administrative expenses were held in check as the Company has made a concentrated effort to freeze or otherwise reduce administrative costs while it seeks to commercialize its smart nanobattery product capabilities and secure more substantial research funding for possible applications of its “smart surfaces” technology.

OTHER (EXPENSE) AND INCOME

Included in this category are non-cash gains and costs associated with convertible debt that include a non-cash charge for the change in derivative value of $27,683, extension fees of $9,054 and debt discount amortization of $28,126 resulting in a net charge of $64,863 from derivative liabilities associated with the Company’s convertible debt and is not indicative of operating results. Additionally, net interest expense of $156,517 brought total other expense to $221,380 in the current period. For the same period ended December 31, 2012, net other income totaled $158,857, consisting primarily of net gains of $300,271 from derivative liabilities, decreased by interest expense of $141,414.

NET INCOME AND (LOSS)

The Company recorded a net loss of $717,798 for the six months ended December 31, 2013 as compared to net loss of $444,839 for the six months ended December 31, 2012. This represents a net loss per common share of ($0.0) and loss per share of $(0.0) for the six month periods ended December 31, 2013 and 2012 respectively. The net loss recorded in the current period as compared to the net loss reported for the same period last year is directly attributable to the magnitude of the net gain from derivative liabilities associated with the Company’s convertible debt recorded for the six months ended December 31, 2013 and is not indicative of operating results.

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

During the six months ended December 31, 2013 and December 31, 2012 and from inception (October 2, 1996),  $3,394, $4,960 and $9,551,533 respectively, have been charged to expense. As a result of the foregoing transactions as of December 31, 2013, the Company had a $42,507 payable to Microphase.

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

During the six months ended December 31, 2012 and 2013 and the period from inception (October 2, 1996), $0, $0 and $16,031,811 respectively, have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On December 31, 2013, Mr. Biderman’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers were owed unpaid finders’ fees in the amount of $161,000, which is included in due to related parties.

Transactions with Officers

At various points during past fiscal years Messrs, Durando, Dotoli and Smiley provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand. During the fourth quarter of the fiscal year ended June 30, 2009, the Board of Directors authorized a conversion feature on these notes into shares of commons stock at the discretion of the holder provided such shares are authorized and available at a conversion price of $.0040 per share, which was comparable to private placements done during that quarter. On January 3, 2013 the price was reduced to $.0004 by the Company’s Board of Directors.

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Six Months Ended December 31, 2013

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$40,000	$40,000	$40,000			$120,000
Interest		$24,654	$21,204			$45,858
Rent					$5,958	$5,958
G&A					$6,863	$6,863
Finders Fees				$16,500		$16,500

Total compensation for the Six Months Ended December 31, 2013	$40,000	$64,654	$61,204	$16,500	$12,821	$195,179

Summary of compensation to related parties for the Six Months Ended December 31, 2012

	Durando	Dotoli	Smiley	Biderman	Microphase	Credit	Total
Consulting / Salary	$41,667	$41,667	$41,667				$125,001
Interest	$32,244	$22,484	$18,450				$73,178
Rent					$6,332	$(7,000)	$(668)
G&A					$4,062		$4,062
Finders Fees				$19,500			$19,500

Total compensation for the Six Months Ended December 31, 2012	$73,911	$64,151	$60,117	$19,500	$10,394	$(7,000)	$221,073

Summary of payables to related parties as of December 31, 2013

				Total Notes
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$439,023	$300,913	$275,093	$1,015,029			$1,015,029
Accrued Wages Officers	$135,667	$135,667	$115,417				$386,751
Due to Officers / Affiliates					$161,000	$42,507	$203,507
Interest Payable	$159,905	$109,537	$88,233	$357,675			$357,675

Total Payable to Officers / Affiliates as of December 31, 2013	$734,595	$546,117	$478,743	$1,372,704	$161,000	$42,507	$1,962,962

Summary of payables to related parties as of June 30, 2013

				Total Notes
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$449,523	$322,963	$276,426	$1,048,912			$1,048,912
Accrued Wages Officers	$95,667	$95,667	$75,417				$266,751
Due to Officers / Affiliates					$156,000	$56,084	$212,084
Interest Payable	$124,712	$84,883	$67,029	$276,624			$276,624

Total Payable to Officers / Affiliates as of June 30, 2013	$669,902	$503,513	$418,872	$1,325,536	$156,000	$56,084	$1,804,371

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative development stage losses of $204,409,339 and negative cash flow from operations of $89,787,946 as of December 31, 2013. The auditors’ report for the fiscal year ended June 30, 2013 includes the statement that "there is substantial doubt of the Company’s ability to continue as a going concern". As of December 31, 2013, the Company had a negative net worth of ($4,931,280) compared to a negative net worth of ($4,895,496) as of June 30, 2013 as a result of continuing net losses, reduced in the current three months primarily by conversions of convertible notes and accrued interest in excess of the net loss for the current period.

The Company raised $429,000 from private placements of 1,072,500,000 shares of its common stock during the three months ended December 31, 2013. Finally, the Company entered into a $10,000,000 equity line of Credit with Dutchess Opportunity Fund II, LLC in December of 2011. Under the equity line, the Company is eligible to “PUT” to the fund, 20,000,000 shares of its common stock during any pricing period. The Company has registered a total of 250,000,000 shares of its common stock on a Form S-1 Registration Statement with the Securities and Exchange Commission that was declared effective on January 17, 2012 in connection with the Dutchess Equity Line. As of December 31, 2013, the Company has received $227,744 of proceeds under the Equity Line. The amount of proceeds to be received under the Equity Line, will depend upon the stock price of the Company at the various points in time it exercises the Put Option.

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

The Company does not expect to derive any material revenue from its nanotechnology product development until after a deployment and custom tailoring of its Smart Nanobattery takes place by the Army which the Company currently estimates could occur during the next 18 months. The Company is beginning to receive sales of its cost reduced automotive jump starter product.

MANAGEMENT’S PLANS

The Company has shifted its focus to the development of its automotive jump starter product and its “smart surfaces” using the science of nanotechnology. The Company believes it could generate revenues with respect to its cost-reduced automotive jump starter as early as the third quarter in fiscal year 2014.The Company does not expect to derive any material revenue from its nanotechnology product development during the next 18 months.  The Company anticipates that it will need not less than $5,000,000 of additional capital to commence cost reduction, marketing and distribution of its Jump Starter product.  The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at December 31, 2013.

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

There were no changes in our internal control over financial reporting during the six months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Private Placements

During the six months ended December 31, 2012, the Company issued 893,750,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $357,500 and incuring finder’s fees in the amount of $19,500. The proceeds were used by the Company as working capital.

During the six months ended December 31, 2013, the Company issued 1,287,500,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $515,000 and incurring finder’s fees of $16,500. The proceeds were used by the Company as working capital.

Stock Based Compensation

During the six months ended December 31, 2013, the Company did not issue any shares of common stock compensation, warrants or options to officers or employees and issued 58,800,000 shares of common stock to consultants  to cover certain legal fees and expenses valued at $ 52,920, the entire amount of which is included in general and administrative expenses in the Consolidated Statements of Operations for that period. Also, during the six months ended December 31, 2012, the Company did not issue any stock compensation, warrants or options to officers or employees.

Conversion of Debt Securities

During the six months ended December 31, 2013, $96,026 of debt including $13,025 of accrued interest and  fees thereon were converted into 141,761,066 shares of common stock.

During the six months ended December 31, 2012, there were no conversions of convertible debt and accrued interest thereon into shares of common stock.

Long Term Convertible Debentures / Notes Receivable / Debt Discount

The Company had 10 separate convertible debt arrangements with independent investors that were in effect at various times during the two fiscal years ended June 30, 2013, 3 of which were still active as of December 31, 2013.

During the six months ended December 31, 2012, no convertible debt was converted into any shares of common stock to holders of Convertible Notes.

During the six  months ended December 31, 2013, $96,026 of debt including $13, 025 of accrued interest and fees thereon was converted into  141,761,066 shares of common stock to holders of Convertible Notes.

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

As of June 30, 2012, this convertible note has $109,000 outstanding, which when combined with arrangements #8 and #9 totaled $802,060, which the Company entered into an amended agreement on June 1, 2012 whereby the Company agreed to make payments of principle and interest of $37,018 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. Also as of June 30, 2012 the derivative value of the embedded conversion feature of this arrangement when combined with arrangements #2 and #3 totaled $0; which when compared to the combine value of $1,567,512 created a non-cash credit to earnings of $1,567,512 in fiscal 2012. As of June 30, 2012, June 30, 2013, and December 31, 2013  the combined arrangements with JMJ in this note would be convertible into 200,515,000 , 219,050,990 and 203,100,550 shares at the conversion floor price of $.004; and only so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement. The Company has not made any payments of the $37,018 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance.

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

During the twelve month period ended June 30, 2012 amortization of debt discount amounted to $185,456 reducing the combined balance to $55,903. On June 30, 2013, given the changes in the Company’s stock price during the 20 day look-back period for June 30, 2013, this estimated liability had decreased to $138,696, a decrease this period of $689,007, creating a non-cash credit to earnings for the year ended June 30, 2013 of that amount. During the year ended June 30, 2013, amortization of debt discount amounted to $55,903, reducing the combined balance to $0. On December 31, 2013, this estimated liability had increased to $238,861, an increase of $100,165, creating a non-cash charge to earnings for the six month period.

The company entered into an amended agreement on June 1, 2012, when principle of $557,500 accrued interest of $66,338 and $95,611 of contractual charges totaled $719,449; with this noteholder whereby the Company agreed to make payments of principle and interest of $33,238 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. As of September 30, 2012 this note would be convertible into 789,645,351 shares of common stock at the original terms. The Company has not made any payments of the $33,238 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance (see note 4). On November 20, 2012, mPhase Technologies, Inc. (the “Company”) formally received an Event of Default and Redemption Notice dated November 16, 2012 with respect to an 8% Convertible Note dated September 13, 2011 issued by the Company to St. George Investments LLC and assigned to John Fife. The notice included alleged defaults with respect to payments owed by the Company under the Convertible Note and the failure to convert the Note into shares of the Company’s common stock. The alleged amount owed according to the notice is approximately $902,279. The Company believes it has affirmative defenses to the actions of the holder of the Convertible Note as well as counterclaims against the Holder. As of June 30, 2013 and December 31, 2013, this note would be convertible into 700,806,707 and 658,867,814 shares of common stock at the original terms.

Arrangment #7 (Asher Enterprises, Inc. IV)

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

Arrangement #8 (Black Arch Opportunity Fund L.P.)

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

During the six months ended December 31, 2013, the Company issued 53,313,811 shares of common stock to repay this note in full together with $1,811 accrued interest and $9,054 prepayment fees thereon. The estimated liability for the embedded conversion fee was reduced by $43,508, creating a non cash credit to earnings for this period as the note was paid in full.

Arrangement #9 (Asher Enterprises, Inc. )

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

During the six months ended December 31, 2013, the Company issued 88,447,255 shares of common stock to repay this note in full together with $2,120 accrued interest thereon. The estimated liability for the embedded conversion fee was reduced by $29,729, creating a non cash credit to earnings for this period as the note was paid in full.

Arrangement #10 (Asher Enterprises, Inc. )

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $28,216 and the loan discount totaled $30,626. On December 31, 2013, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had decreased to $26,471, a decrease this period of $1,655 creating a non-cash credit to earnings of that amount. This Convertible Note was prepaid, in full, in cash equal to $57,729.45 by the Company in January of 2014 .

EQUITY LINE OF CREDIT

The Company entered into a $10,000,000 equity line of Credit with Dutchess Opportunity Fund II, LLC in December of 2011. Under the equity line, the Company is eligible to “PUT” to the fund, 20,000,000 shares of its common stock during any pricing period. The Company has registered a total 465,076,471 shares of its common stock on a Form S-1 Registration Statement with the Securities and Exchange Commission that was declared effective on January 17, 2012 in connection with the Dutchess Equity Line. As of December 31, 2013, the Company has received $227,744 of proceeds under the Equity Line. The amount of proceeds to be received under the Equity Line, will depend upon the stock price of the Company at the various points in time it exercises the Put Option. The Company is unable to exercise any further Put’s under the Equity line until it updates with a new amended prospectus its financial statements and other current information

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

mPHASE TECHNOLOGIES, INC.

Dated: February 12, 2014	By:	/s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President Chief Financial Officer and General Counsel