Form 10-Q
period 2014-03-31
MPHASE TECHNOLOGIES INC
filed 2014-05-14
CIK 825322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED March 31, 2014

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

YES ☒          NO ☐

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF May 12, 2014 IS 10,057,971,661 SHARES, ALL OF ONE CLASS OF $.001 PAR VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION	3
Item 1	Consolidated Balance Sheets June 30, 2013 and March 31, 2014 (Unaudited)	3
	Unaudited Consolidated Statements of Operations-Three Months Ended March 31, 2013 and 2014 and from October 2, 1996 (Date of Inception) to March 31, 2014	4
	Unaudited Consolidated Statements of Operations-Nine Months Ended March 31, 2013 and 2014 and from October 2, 1996 (Date of Inception) to March 31, 2014	5
	Unaudited Consolidated Statement of Changes in Shareholders’ Equity (Deficit) Nine Months Ended March 31, 2014	6
	Unaudited Consolidated Statements of Cash Flows-Nine Months Ended March 31, 2013 and 2014 and from October 2, 1996 (Date of Inception) to March 31, 2014	7
	Notes to Consolidated Financial Statements	8
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4	Controls and Procedures	32
PART II	OTHER INFORMATION	33
Item 1.	Legal Proceedings	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	39
Item 4.	(Removed and Reserved)	39
Item 5.	Other Information	39
Item 6	Exhibits and Reports on Form 8-K	39
Signature Page		40

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	March 31,
	2013	2014
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,055	$87,437
Accounts receivable	-	61,808
Inventory	70,684	113,503
Prepaid and other current assets	23,013	261,335

TOTAL CURRENT ASSETS	$94,752	$524,083

Property and equipment, net	17,169	6,502

TOTAL ASSETS	$111,921	$530,585

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,089,617	$1,051,638
Accrued expenses	226,609	288,570
Due to related parties	212,084	173,188
Accrued Wages Officers	266,751	-
Notes payable, related parties	1,325,536	502,837
Short term notes	65,000	65,000
Current Portion, Long term convertible debentures	1,314,692	1,522,217
Current Portion, Long term debt	4,580	-

TOTAL CURRENT LIABILITIES	$4,504,869	$3,603,450

OTHER OBLIGATIONS CONVERTIBLE TO EQUITY- (Note 3)
Convertible debt derivative liability	212,023	451,867
Long term portion of Convertible debentures, net of discount of $0 and $0 on June 30, 2013 and March 31, 2014, respectively	290,525	40,000

COMMITMENTS AND CONTINGENCIES -(Note 4)

STOCKHOLDERS' DEFICIT
Common stock, par value $.001, 6,000,000,000 and 18,000,000,000 shares authorized, 5,071,165,583 and 9,011,971,661 shares issued and outstanding at June 30, 2013 and March 31, 2014, respectively	5,071,164	9,011,970
Additional paid in capital	193,761,159	193,743,249
Deferred Compensation	(28,305)	-
Deficit accumulated during development stage	(203,691,541)	(206,311,978)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	$(4,895,496)	$(3,564,732)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$111,921	$530,585

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			October 2, 1996
			(Date of
	For the Three Months Ended		Inception)
	March 31,	March 31,	March 31,
	2013	2014	2014

REVENUES	$372	$255,113	$1,057,994

COSTS AND EXPENSES

Cost of Sales	307	150,647	346,034

Research and Development (including non-cash stock related charges of $0, $0 and $205,733 for the three months ended March 31, 2013 & 2014 and inception to date respectively)	993	501	12,438,585

General and Administrative (including non-cash stock related charges of $42,463, $126,340 and $19,878,511 for the three months ended March 31, 2013 & 2014 and inception to date respectively)	267,776	446,717	37,293,021

Depreciation and Amortization	3,000	3,000	613,827

TOTAL COSTS AND EXPENSES	272,076	600,865	50,691,467

OPERATING LOSS	$(271,704)	$(345,752)	$(49,633,473)

OTHER INCOME (EXPENSE)
Interest (Expense)	(74,922)	(1,392,852)	(4,813,448)
Net Reparation, Impairment and Other Income (Expense)	(92,000)	-	(6,728,321)
Net Credits (Charges) related to Convertible Debt	(46,961)	(164,035)	(1,477,886)

TOTAL OTHER INCOME (EXPENSE)	$(213,883)	$(1,556,887)	(13,019,655)

Loss From Continuing Operations, before Income Taxes	$(485,587)	$(1,902,639)	$(62,653,128)

Loss From Discontinued Operations,
Net of Income Taxes of $0 in 2013 and 2014, offset by benefit from tax loss carryforwards of $0 in 2013 and 2014
(including non-cash stock related charges of $0, $0 and $ 57,515,718 for the three months ended March 31, 2013 & 2014 and inception to date respectively)	-	-	(143,658,850)

Income Taxes	-	-	-

Net Loss	$(485,587)	$(1,902,878)	$(206,311,978)

Basic Net loss per share from:
Continuing Operations	$(0.00)	$(0.00)
Discontinued Operations	$(0.00)	$(0.00)

Diluted Net loss per share from:
Continuing Operations	N/A	N/A
Discontinued Operations	N/A	N/A

Weighted Average Number of Shares Outstanding;
Basic	4,672,237,186	7,561,827,456
Diluted	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			October 2, 1996
			(Date of
	For the Nine Months Ended		Inception)
	March 31,	March 31,	March 31,
	2013	2014	2014

REVENUES	$2,925	$308,767	$1,057,994

COSTS AND EXPENSES

Cost of Sales	13,982	200,456	346,034

Research and Development (including non-cash stock related charges of $0, $0 and $205,733 for the nine months ended March 31, 2013 & 2014 and inception to date respectively)	2,979	1,667	12,438,585

General and Administrative (including non-cash stock related charges of $127,389, $179,260 and $19,878,511 for the nine months ended March 31, 2013 & 2014 and inception to date respectively)	852,364	939,814	37,293,021

Depreciation and Amortization	9,000	9,000	613,827

TOTAL COSTS AND EXPENSES	878,325	1,150,937	50,691,467

OPERATING LOSS	$(875,400)	$(842,170)	$(49,633,473)

OTHER INCOME (EXPENSE)
Interest (Expense)	(216,336)	(1,549,369)	(4,813,448)
Net Reparation, Impairment and Other Income (Expense)	(92,000)	0	(6,728,321)
Net Charges related to Convertible Debt	253,310	(228,898)	(1,477,886)

TOTAL OTHER INCOME (EXPENSE)	(55,026)	(1,778,267)	(13,019,655)

Loss From Continuing Operations, before Income Taxes	$(930,426)	$(2,620,437)	$(62,653,128)

Loss From Discontinued Operations,
Net of Income Taxes of $0 in 2013 and 2014 offset by benefit from tax loss carryforwards of $0 in 2013 and 2014
(including non-cash stock related charges of $0, $0 and $57,515,718 for the nine months ended March 31, 2013 & 2014 and inception to date respectively)	-	-	(143,658,850)

Income Taxes	-	-	-

Net Loss	$(930,426)	$(2,620,437)	$(206,311,978)

Net loss per share from:
Continuing Operations-Basic	$(0.00)	$(0.00)
Discontinued Operations-Basic	$(0.00)	$(0.00)

Continuing Operations-Diluted	N/A	N/A
Discontinued Operations-Diluted	N/A	N/A

Weighted Average Number of Shares Outstanding;
Basic	4,381,966,680	6,208,810,268
Diluted	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM JULY 1, 2013 TO MARCH 31, 2014
(Unaudited)

	Common Stock			Additional		Deficit Accumulated during the	Shareholders'
		$.001 Par	Treasury	Paid in	Deferred	Development	(Deficit)
	Shares	Value	Stock	Capital	Compensation	Stage	Equity

Balance July 1, 2013	5,071,165,583	$5,071,164	$(7,973)	$193,761,159	$(28,305)	$(203,691,541)	$(4,895,496)

Issuance of Common Stock to accredited investors in private placements, including 171,128,375 shares issued to finders, net of $41,500 cash fees	2,728,628,375	2,728,628		(1,747,128)			981,500

Issuance of Common Stock for services	140,600,000	140,600		38,660			179,260

Conversions of Convertible Debentures plus accrued interest	141,761,066	141,761		(45,735)			96,026

Amortization of deferred stock compensation					28,305		28,305

Common Stock issued to cover the exercise of Put advances under Equity Line of Credit, net of $500 transacion fees	3,990,000	3,990		2,273			6,263

Cancellation of shares previously issued to officers	(885,000,000)	(885,000)		885,000			-

Issuance of shares and warrants for Convesions of Officers' loans and Cancellation of accrued wages	1,810,826,637	1,810,827		849,020			2,659,847

Net loss for the nine months ended March 31, 2014						(2,620,437)	(2,620,437)

Balance March 31, 2014	9,011,971,661	$9,011,970	$(7,973)	$193,743,249	$-	$(206,311,978)	$(3,564,732)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From
			(October 2,1996
	For The Nine Months Ended		(Date of Inception)
	March 31,		to March 31,
	2013	2014	2014
Cash Flow From Operating Activities:
Net Loss From Continuing Operations	$(930,426)	$(2,620,437)	$(62,545,212)
Net Loss From Disontinued Operations	$0	$0	$(143,658,850)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	11,979	10,667	7,505,396
(Gain) loss on debt extinguishments	-	-	(2,303,942)
Non-cash charges relating to issuance of common stock,
common stock options and warrants	-	179,260	77,203,249
Reparation charges	92,000	-	8,356,264
Derivative Value and Debt Discount charges (credits)	(253,310)	228,898	2,006,871
Write off of Granita Inventory/ Sovereign Investment	-	-	615,910
Other non cash charges including amortization of deferred
compensation and beneficial conversion interest expense	127,389	1,340,186	4,368,173
Changes in assets and liabilities:
Accounts receivable	-	(61,808)	366,068
Inventories	14,170	(42,819)	(623,974)
Prepaid expenses and Other current assets	(9,132)	(238,322)	(180,274)
Other	-	-	894,035
Accounts payable, Accrued expenses, Deferred revenue	322,043	95,368	10,086,275
Due to/from related parties
Microphase / Janifast//Lintel	9,270	(38,896)	5,478,247
Officers and Other	138,000	180,000	2,164,497
Net cash used in operating activities	$(478,017)	$(967,903)	$(90,267,267)

Cash Flow from Investing Activities:
Payments related to patents and licensing rights	-	-	(450,780)
Purchase of fixed assets	-	-	(3,315,622)
Investment in Sovereign	-	-	(110,000)
Net Cash used in investing activities	$0	$0	$(3,876,402)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock,
exercises of warrants, net of finders fees	443,759	981,500	85,010,360
Payment of short term notes & equipment loans	(8,413)	(4,580)	(1,326,600)
Advances from Microphase	-	-	347,840
Issuance of Convertible Debentures	83,000	77,500	1,602,000
Repayment of Convertible Debentures	(72,500)	(37,500)	(110,000)
Net Proceeds (Repayment) from notes payable related parties	(7,350)	1,865	(255,994)
Proceeds from the collection of Notes Receivable under securities purchase agreements	-	-	8,339,500
Sale of minority interest in Granita subsidiary	-	-	514,000
Net cash provided by financing activities	$438,496	$1,054,285	$94,231,106

Net increase (decrease) in cash	$(39,521)	$86,382	$87,437
CASH AND CASH EQUIVALENTS, beginning of period	$39,913	$1,055	$-
CASH AND CASH EQUIVALENTS, end of period	$392	$87,437	$87,437

The accompanying notes are an integral part of these consolidated financial statements.

mPHASETECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

mPhase Technologies, Inc. (the "Company") was organized on October 2, 1996 and is in the development stage, as defined by Statement of Accounting Standards Codification ("ASC") 915-10-20, "Accounting and Reporting by Development Stage Enterprises." The Company’s present activities are focused on developing new “smart surface” products through the sciences of microfluidics, microelectromechanical systems (MEMS) and nanotechnology. Since mPhase is in the development stage, the accompanying consolidated financial statements should not be regarded as typical for normal operating periods.The Company has also developed, through  its wholly-owned subsidiary mPower Technologis, Inc. a jump-starter for  a dead automotive battery that  also has potential application in the marine market.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ending March 31, 2014 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2013.

Through March 31, 2014, the Company had incurred cumulative (a) development stage losses totaling $206,311,978, (b) stockholders’ deficit of $3,564,732 and (c) negative cash flow from operations equal to $90,267,267. At March 31, 2014, the Company had $87,437 of cash and $61,808 of trade receivables to fund short-term working capital requirements. In addition, the Company relies on the continuation of funding under certain convertible securities agreements (See Note 3). The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

INVENTORY

The Company uses the First In First Out method (FIFO) to account for inventory which is carried at cost. As of June 30, 2013, inventory consisted primarily of Emergency Flashlights and their component parts and was valued at $70,684. As of March 31, 2014, (unaudited) inventory consisted primarily of Emergency Flashlights as well as the mPower jump-it automotive battery product and which were valued at $55,072 and $58,431 respectively. Appropriate reserves have been taken to assure that the cost of such inventory does not exceed the expected resale value of each configuration of the component parts as specified for the current and pending higher end models of the Emergency Flashlight line.

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

The Company had warrants to purchase 1,257,092,438 shares of its common stock and no options to purchase shares of its common stock outstanding at March 31, 2014. In addition the Company had on March 31, 2014  convertible notes held by Company  officers plus accrued interest thereon that were converted into 1,810,826,637 shares of common stock and, subject to availability, three warrants at $.0004 convertible into 1,257,092,438 shares of common stock (SEE NOTE 3) In addition the Company had convertible notes with third parties  convertible into approximately 960,497,650  shares of the Company’s common stock respectively based upon the conversion terms at March 31, 2014. In periods reporting a loss the inclusion of warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share and have been omitted in such computation.

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

2.	SUPPLEMENTAL CASH FLOW INFORMATION

	For the nine months ended
	March 31,
	2013		2014
Statement of Operation Information:

Interest Accrued Unpaid		$346,767	$162,533
Repaid in Cash		$36,250	$30,525
Interest Paid (net interest income)	$		$32,026

Non Cash Investing and Financing Activities:
Conversion of Convertible Debt and Accrued Interest		$-	$96,026
Beneficial Conversion of Officers’ Notes		$-	$1,311,881
Cancellation of Accrued Wages Officers’		$-	$425,918
Cancellation of Accrued Interest Officers’		$-	$262,856

3.	EQUITY TRANSACTIONS AND CONVERTIBLE DEBT

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

Effective June 2005, June 2006, and June 2008, the Company received authorization to increase the number of authorized shares to 500 million, 900 million and 2 billion, respectively. On April 25, 2009, July 15, 2010, and again on November 1, 2010, the Board of Directors approved motions to further increase, subject to shareholder approval, the authorized shares of common stock to 3 billion shares, 4 billion shares and 6 billion shares, respectively. The Company  again increased  the number of authorized shares of common stock to 6 billion that was approved at a Special Meeting of Shareholders of the Company held on June 29, 2011. Finally the Company  approved shareholder approval to increase its  authorized shares to 18 billion  on February 12, 2014, so that as of March 31, 2014 the Company has 18 billion authorized shares of common stock.

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

During the nine months ended March 31, 2014, the Company issued 2,557,500,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $1,023,000 and paid finder’s fees in the amount of $41,500 and the Company issued 171,128,375 shares to finders.. The proceeds were used by the Company as working capital.

Stock Based Compensation

During the nine months ended March 31, 2013, the Company did not issue any stock compensation, warrants or options to officers or employees and issued no shares of its common stock to consultants.

During the nine months ended March 31, 2014 three officers of the Company  returned a total of 885,000,000 shares of  previously awarded grants of common stock for cancellation in order to provide the Company with sufficient shares prior to the recent  increase of  authorized shares to 18 billion shares on February 12, 2014 to sustain financing of the Company. During the nine months ended March 31, 2014, the Company issued 140,600,000 shares of common stock valued at $179,260.

Conversion of Debt Securities

During the nine months ended March 31, 2014, $96,026 of convertible debt and accrued interest thereon was converted into 141,761,066  shares of common stock.

During the nine months ended March 31, 2013, no amounts due for convertible debt and accrued interest thereon were converted into any shares of common stock.

Conversion of Debt to Officers’

During the nine months ended March 31, 2014, The officers’ were authorized by the board of directors’ to enter into agreements to convert certain officer notes, previously convertible at $.004 from 2009 through April 2014, based upon the then concurrent terms of private placements with accredited investors; at $.0004, representing the now current terms of private placements with accredited investors.

As a result thereon $723,729 of loans, accrued interest and unpaid salary were converted into 1,810,826,637shares of common stock with a conversion rate of $.0004 per share and warrants to purchase shares of common stock at $.0004 for a term of five years effective March 31, 2014, respectively. In connection with these transactions the officers’ agreed to forego and cancel $425, 918 of accrued wages since fiscal 2013 and $238,321 of accrued interest since fiscal 2009 totaling a cancelation of  $664,239 of debt; which when combined with the beneficial conversion feature of the 1,810,826,637 of shares converted  for $723,729of $1,673,261 less $361,380 debt forgiven attributable to the conversions resulted in $1,311,881 beneficial conversion feature interest expense during the current period. The value of the warrants computed using the black shoals method with a volatility of 100%, risk free interest rate of .05% and a term of five years which was computed to be $1,413,547 for the conversion feature at $.0004 at the option of the officers, to the extent shares are available and  $502,837 of remaining debts to officers’, less 302,859 debt forgiven attributable to the warrant resulted in $1,110,688 deferred beneficial conversion feature interest expense, a reduction of additional paid in capital, which will be amortized on a straight line basis over the life of the warrant or sooner if and when converted.

Long Term Convertible Debentures / Notes Receivable / Debt Discount

The Company had 5 separate convertible debt arrangements with independent investors active during the nine months ended March 31, 2014.

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

The company entered into an amended agreement on June 1, 2012, when principle of $557,500 accrued interest of $66,338 and $95,611 of contractual charges totaled $719,449; with this noteholder whereby the Company agreed to make payments of principle and interest of $33,238 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. As of September 30, 2012 this note would be convertible into 789,645,351 shares of common stock at the original terms. The Company has not made any payments of the $33,238 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance (see note 4). On November 20, 2012, mPhase Technologies, Inc. (the “Company”) formally received an Event of Default and Redemption Notice dated November 16, 2012 with respect to an 8% Convertible Note dated September 13, 2011 issued by the Company to St. George Investments LLC and assigned to John Fife. The notice included alleged defaults with respect to payments owed by the Company under the Convertible Note and the failure to convert the Note into shares of the Company’s common stock. The alleged amount owed according to the notice is approximately $902,279. The Company believes it has affirmative defenses to the actions of the holder of the Convertible Note as well as counterclaims against the Holder. As of March 31, 2014, this note would be convertible into 658,867,814 shares of common stock at the original terms and the Derivative Liability was calculated to be $363,800.

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

During the fiscal year ended June 30, 2013m $37,500 of this debt together with $1,500 accrued interest thereon was converted into 40,451,179 shares of common stock repaying the Note in full.

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

During the three months ended September 30, 2013, the Company issued 53,313,811 shares of common stock to repay this note in full together with $11,811 accrued interest and $9,054 prepayment fees thereon The estimated liability for the embedded conversion fee was reduced by $43,508, creating a non cash credit to earnings for this period as the  note was paid in full.

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

During the three months ended September 30, 2013, the Company issued 88,447,255 shares of common stock to repay this note, in  full, together with $2,120 accrued interest. The estimated  liability for the extended conversion fee of $29,729 at June 30, 2013 was reduced to zero at September 30, 2013, creating a non-cash credit to earnings for this period as the loan was repaid in full.

Arrangement 13 (MH Investment trust)

On December 27, 2013, the Company issued to the MH Investment Trust. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 which was executed funded with $40,000 in gross proceeds on January 7, 2014. The instrument is in the principal amount of $40,000 and matures on October 1, 2014. Interest only is payable at the rate of 12% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion, or 65 % when the trading price exceeds $.0020 for the five days before such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $35,556 and th company recorded no loan discount as the quantity of shares was considered indeterminable at the date of funding. On March 31, 2014, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had increased to $48,067, an increase for this period of $12,511 creating a non-cash credit to earnings of that amount. Based upon the  price of the Company’s common stock on March 31, 2014, this Note is convertible into approximately 68,666,667 shares of common stock.

Arrangement #14 (Asher Enterprises, Inc. VI)

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $28,216 and the loan discount totaled $30,626. On December 31, 2013, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had decreased to $26,471, a decrease this period of $1,655 creating a non-cash credit to earnings of that amount. During the six months ended December 31, 2013, amortization of debt discount amounted to $30,626 reducing the balance to $0.  On January 8, 2014 this note was prepaid in full, together with a prepayment fee of $17,500 and accrued interest totaling $2,729.

The following table summarizes notes payable under convertible debt and debenture agreements as of June 30, 2013 and March 31, 2014 (unaudited):

	June 30,	March 31,
	2013	2014
		(Unaudited)

Arrangement #3 - JMJ Financial, Inc	$802,060	$802,060
Arrangement #6 - St. George Investments	$720,157	$720,157
Arrangement #11-Black Arch Opportunity Fund L.P.	$30,000	$-
Arrangement #12-Asher Enterprises V	$53,000	$-
Arrangement #13 -MH Investment trust	$-	$40,000
total notes payable	$1,605,217	$1,562,217
less: unamortized debt discount	$-	$-
Convertible Notes payable, net of discount	$1,605,217	$1,562,217
Convertible Notes payable-short term portion	$1,314,692	$1,522,217
Convertible Notes payable-long term portion	$290,525	$40,000

Included in accrued expenses is $143,756 and  $247,406 interest accrued on these notes at June  30, 2013 and March 31, 2014, respectively.

DERIVATIVE LIABILITY

The Company has estimated the value of the derivative liability associated with its convertible debt. Such estimate is based on a Black Scholes calculation at the time the debt was issued. At each reporting period, the value of this liability is marked to market and adjusted accordingly. Such adjustments are included in Other Income (Expense).

EQUITY LINE OF CREDIT

The Company entered into a $10,000,000 equity line of Credit with Dutchess Opportunity Fund II, LLC in December of 2011. Under the equity line, the Company is eligible to “PUT” to the fund, 20,000,000 shares of its common stock during any pricing period. The Company has registered a total of 250,000,000 shares of its common stock on a Form S-1 Registration Statement with the Securities and Exchange Commission that was declared effective on January 17, 2012 in connection with the Dutchess Equity Line. As of March 31, 2014, the Company has received $227,744 of proceeds under the Equity Line relating to the resale of 135,990,000 shares of the Company’s common stock, net of $22,920 transaction fees. The amount of proceeds to be received under the Equity Line will depend upon the stock price of the Company at the various points in time it exercises the Put Option.

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

The Company has offered and sold convertible notes to JMJ Financial in the aggregate principal amount plus accrued interest of $10,270,400 through March 31, 2014. Such convertible notes provide cash funding to the Company of up to $9,500,600. Through March 31, 2014, approximately $6,472,000 of cash has been received by the Company, $5,990,606 of which has been converted by JMJ Financial into a substantial number of shares of common stock without registration under the Securities Act of 1933, as amended, or qualification under state securities laws. The Company believes that any sales of common stock by JMJ are in full compliance with Rule 144 of the Securities Act of 1933, as amended, and has obtained an opinion of outside counsel regarding such compliance.

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

The Securities Act of 1933, as amended, requires that any claim for rescission is brought within one year of the violation. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the date of the violation. At March 31, 2014, no shares of our outstanding common stock issued in respect to our convertible note transactions with JMJ Financial could still be subject to rescission with a potential liability remain.

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

The table below presents reconciliation for liabilities measured at fair value on a recurring basis at March 31, 2013 and 2014:

	Fair Value Measurements Using
	Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	March 31, 2013	March 31, 2014
Balance at July 1, 2012 and 2013	$898,734	$212,023
Increase (Decrease) in Derivative and associated liabilities	(253,310)	228,898
Debt discounts	(48,271)	10,646
Balance at March 31, 2013 and 2014	$597,153	$451,567

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

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At March 31, 2014, the carrying value of the notes payable and accrued interest for convertible agreements  was approximately $2.3 million including officers’ loans. The JMJ convertible notes, which were originally due at various times through December 31, 2012, yield an interest rate of 12%. Refer to Note 3 of these financial statements for more information about the Company’s notes payable.

6.	RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase’s President is also an officer and shareholder of Microphase and mPhase’s Chief Operating Officer is also an employee of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase whereby it would use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase whereby mPhase would reimburse Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services have been $5,000 per month and in July 2008; such fees were reduced to $3,000 per month. As of July 1, 2011, the fees have increased to $3,630 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis. During the nine months ended March 31, 2013 and March 31, 2014 and from inception (October 2, 1996), $8,270, $9,270 and $9,565,791 respectively, have been charged to expense. As a result of the foregoing transactions, as of March 31, 2014, the Company had a $23,188 payable to Microphase.

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

During the nine months ended March 31, 2013 and 2014 and the period from inception (October 2, 1996), $0, $0 and $16,031,811 respectively, have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations in Discontinued Operations.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On March 31, 2014, Mr. Biderman’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers were owed unpaid finders’ fees in the amount of $150,000, which is included in due to related parties.

During the nine months ended March 31, 2013 the Company issued no shares to consultants who are not considered related parties.

Conversion of Debt to Officers’

During the nine months ended March 31, 2014, The officers’ were authorized by the board of directors’ to enter into agreements to convert certain officer notes, previously convertible at $.004 from 2009 through April 2014, based upon the then concurrent terms of private placements with accredited investors; at $.0004, representing the now current terms of private placements with accredited investors.

As a result thereon $723,729  of loans, accrued interest and unpaid salary were converted into 1,810,826,637shares of common stock with a conversion rate of $.0004 per share and warrants to purchase shares of common stock at $.0004 for a term of five years effective March 31, 2014, respectively. In connection with these transactions the officers’ agreed to forego and cancel $425, 918 of accrued wages since fiscal 2013 and $238,321 of accrued interest since fiscal 2009 totaling a cancelation of  $664,239 of debt; which when combined with the beneficial conversion feature of the 1,810,826,637 of shares converted  for $723,729of $1,673,261 less $361,380 debt forgiven attributable to the conversions resulted in $1,311,881 beneficial conversion feature interest expense during the current period. The value of the warrants computed using the black shoals method with a volatility of 100%, risk free interest rate of .05% and a term of five years which was computed to be $1,413,547 for the conversion feature at $.0004 at the option of the officers’, subject to the availability of shares, for the $502,837 of remaining debts to officers’, less 302,859 debt forgiven attributable to the warrant resulted in $607,851 deferred beneficial conversion feature interest expense, a reduction of additional paid in capital, which will be amortized on a straight line basis over the life of the warrant or sooner if and when converted.

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

Total compensation and payables to related parties and to officers is summarized below:

Summary of payables to related parties as of March 31, 2014

				Total Notes
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$291,515	$125,365	$85,957	$502,837			$502,837
Accrued Wages Officers	$0	$0	$0	$0			$0
Due to Officers / Affiliates					$150,000	$23,188	$173,188
Interest Payable	$0	$0	$0	$0			$0

Total Payable to Officers / Affiliates as of March 31, 2014	$291,515	$125,365	$85,957	$502,837	$150,000	$23,188	$676,025

Summary of payables to related parties as of June 30, 2013

				Total Notes
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$449,523	$322,963	$276,426	$1,048,912			$1,048,912
Accrued Wages Officers	$95,667	$95,667	$75,417				$266,751
Due to Officers / Affiliates					$156,000	$56,084	$212,084
Interest Payable	$124,712	$84,883	$67,029	$276,624			$276,624

Total Payable to Officers / Affiliates as of June 30, 2013	$669,902	$503,513	$418,872	$1,325,536	$156,000	$56,084	$1,804,371

Summary of compensation to related parties for the Nine Months Ended March 31, 2014

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$68,333	$60,000	$60,000			$188,333
Interest	$45,221	$35,771	$32,214			$113,206
Rent					$10,983	$10,983
G&A					$11,106	$11,106
Finders Fees				$41,500		$41,500
Total compensation for the Nine Months Ended March 31, 2014	$113,554	$95,771	$92,214	$41,500	$22,089	$365,128

Summary of compensation to related parties for the Nine Months Ended March 31, 2013

	Durando	Dotoli	Smiley	Biderman	Microphase	Credit	Total
Consulting / Salary	$61,667	$61,667	$61,667				$185,001
Interest	$48,976	$34,291	$28,286				$111,553
Rent					$9,311	$(7,000)	$2,311
G&A					$5,959		$5,959
Finders Fees				$26,500			$26,500
Total compensation for the Nine Months Ended March 31, 2013	$110,643	$95,958	$89,953	$26,500	$15,270	$(7,000)	$331,324

7.	SUBSEQUENT EVENTS

From April 1, 2014 through May 12, 2014, the Company sold 975,000,000 million shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $390,000. In addition 71,000,000 shares were issued to finders. The proceeds were used by the Company as working capital. On May 19, 2014 the Board of Directors of the Company has scheduled a meeting to approve 2 year employment agreements with Messrs. Durando, Dotoli and Smiley commencing on June 1, 2014 and ending May 31, 2016. Under the proposed terms of the employment contracts Mr. Durando would be paid $200,000 per annum and Mr. Dotoli and Mr. Smiley would each be paid $100,000 per annum. In addition under the terms of the contracts Mr. Durando would receive a grant of 1,000,000,000 restricted shares of common stock and Messrs. Dotoli and Smiley would each receive a grant of 500,000,000 shares of common stock. In addition the contracts would each grant a like amount of restricted shares to be issued pro-rata to each person over the next 8 quarters beginning July 1, 2014 through July 1, 2016 in the quarterly amount of 125,000,000 shares per quarter in the case of Mr. Durando and 62,500,000 in the case of Messrs. Dotoli and Smiley.

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

RESULTS OF OPERATIONS OVERVIEW

mPhase, a New Jersey corporation founded in 1996, is a publicly-held company with over 23,000 shareholders and approximately 9,672,971,6661 shares of common stock outstanding. The Company’s common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. We are headquartered in Norwalk, Connecticut with offices in Little Falls, NJ. mPhase shares common office space with Microphase Corporation, a privately held company. Microphase is a leader in the field of radio frequency and filtering technologies within the defense and telecommunications industry. It has been in operation for over 50 years and supports mPhase with both engineering and administrative and financial resources as needed.

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

During fiscal year beginning July 1, 2013, the Company has developed and  sold its new automotive battery jump starter or jump-it product through its wholly-owned subsidiary mPower Tecnologies, Inc. The Company considers this to be a core product and anticipates developing both larger and  smaller products of  a like-kind in  order to accommodate the requirements of the marine, snow mobile and motorcycle industry as well as the need for trucks and vehicles with considerablely larger batteries than those contained in an automobile.

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

On October 31, 2013, the Company announced that it had developed a cost–reduced version of  its automotive battery jump starter  product designed to appeal to the  mass market.  The Company has commenced selling this product in December of 2013 and has sold approximately 600 units through March 31, 2014.

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

FINANCIAL OVERVIEW

Revenues. Since July 1, 2007, quarterly revenue, if any, has primarily been attributable to grants from the United States Army and testing arrangements involving its nanotechnology products. The Company is not currently working on any research in connection with government grants. The Company plans to apply for further STTR and SBIR grants with respect to its nanotechnology research and product development efforts. The Company also derived minor revenues in connection with sales of its emergency flashlight product under an initial pilot program that commenced in March of 2010. The Company is begining to create revenues from its cost reduced mass market version of its automotive jump starter product. For the  quarter ended  March 31, 2014, the  Company generated $255,113 revenues from this product.

Cost of revenues. Cost associated with revenues from Army Grants and fees for testing our nanotechnology products is currently very low. It is anticipated that the Company’s cost of revenues will increase significantly as the Company moves forward with the commercialization and distribution of its jump-it product as well as new products involving both  smaller and  larger jump  starter products to start various sizes of batteries.

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

Non-cash compensation charges. The Company makes extensive use of stock, stock options and warrants as a form of compensation to employees, directors and outside consultants. We incurred non-cash compensation charges totaling $19,878,511 from inception (October 2, 1996) through March 31, 2014.

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

Cumulative losses, net worth and capital needs

The Company has incurred cumulative development stage losses of $206,311,978 and negative cash flow from operations of $90,267,267 from inception through March 31, 2014. The auditors’ report for the fiscal year ended June 30, 2013 includes the statement that "there is substantial doubt of the Company’s ability to continue as a going concern". As of  March 31, 2014 the Company had a negative net worth of ($3,564,732) compared to a negative net worth of ($4,895,496) as of June 30, 2013 as a result of continuing net losses, reduced in the current three months primarily by conversions of convertible notes and accrued interest in excess of the net loss for the current period.

The Company has  convertible notes outstanding with three different holders as of March 31, 2014. The Company has significant overhang from funded and unconverted portion of these convertible notes in excess of $1.8 million including accrued interest convertible into 960,497,650 shares of common stock. The Company is currently in litigation with one of the holders of the Convertible Notes that is contesting the validity of such issuance. The Company is unable to predict the outcome of such litigation and whether it may result in a reduction in the current overhang of shares.

The Company anticipates it will need to establish new and additional funding sources for the remaining portion of fiscal year 2014 as well as obtain shareholder approval to increase its authorized shares of common stock. The Company  also raised $1,023,000 from private placements of 2,557,500,000 shares of its common stock for the nine months ended March 31, 2014. The Company has entered into an equity line of credit with Dutchess Capital and has registered a total of 250 million shares of common stock on an Form S-1 Registration Statement effective January 17, 2012. Under the terms of the Equity Line, the Company is eligible to “PUT” from time to time to the Dutchess fund at a price equal to 94% of the proceeds received from periodic sales of the common stock in the open market by the Dutchess fund. The Company received $6,263 under the Equity Line for the nine months ended March 31, 2014.

While the Company believes it will be able to fund short term capital needs, it will from time to time need to supplement such funding. In the longer term, we estimate that the Company will need to raise approximately $2,000,000 of additional funds through June 30, 2014 in order to optimally fund commercialization of its products.

The Company does not expect to derive any material revenue from its nanotechnology product development during the current fiscal year. The Company estimates that material revenues from its SmartNanoBattery could occur in 24 months depending upon the Company’s ability to secure federal funding  and adoption and custom tailoring of such product as a reserve battery to a computer memory or other function for a specific weapons system. Additional revenues should continue to be derived from sales of the Company’s cost-reduced jump starter product depending upon the establishment of a successful licensing arrangement with a major high-end product distributor.

THREE MONTHS ENDED March 31, 2014 VS. March 31, 2013

REVENUE

Total revenues were $255,113 for the three months ended March 31, 2014 compared to $372 for the three months ended March 31, 2013.The dramatic increase in sales for the current quarter represents the first full quarter the Company had available an recorded sales for its new “Jump It” products for the mPower Susidiary. The absence in revenue during the same quarter in the prior year was the result of completion of the Phase II Army grant by the Company and the fact that the Company did not receive any awards of new government grants.

COST OF REVENUES  Cost associated with revenues for the three months ended March 31, 2014 were $150,647 compared to $307 for the three months ended March 31, 2013. The dramatic increase in cost of sales for the current quarter represents the first full quarter the Company had available an recorded sales for its new “Jump It” products for the mPower  Subsidiary, which are manufactured under contact. The absence in revenue resulted in a corresponding lower cost during the same quarter in the prior year as the result of completion of the Phase II Army grant by the Company and the fact that the Company did not receive any awards of new government grants

RESEARCH AND DEVELOPMENT

Research and development expenses were $501 for the three months ended March 31, 2014 as compared to $993 during the comparable period in 2013. The company continued its program in research and development in order to converse funds during the period.

Subject to available funds, the Company expects to increase its research and development efforts throughout fiscal years 2014 and 2015. Such research is expected to focus on other applications for “smart surfaces” including the Smart Nano Battery. The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for both commercial and defense applications.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $446,717 for the three months ending March 31, 2014, up from 267,776 or an increase of $178,941 from the comparable period in 2013. Administrative expenses were held in check as the Company has made a concentrated effort to freeze or otherwise reduce administrative costs while it seeks to commercialize its smartnanobattery product capabilities and secure more substantial research funding for possible applications of its “smart surfaces” technology.

OTHER (EXPENSE) AND INCOME

Included in this category are non-cash gains and costs associated with convertible debt that include a non-cash charge for the change in derivative value of $146,535, plus a prepayment fee of $17,500, resulting in a net charge of $164,035 from derivative liabilities associated with the Company’s convertible debt and is not indicative of operating results. Additionally, net interest expense of $1,392,852 brought total other expense to $1,556,887 in the current period. For the same period ended March 31, 2013, net other expense totaled $213,883,, consisting primarily of a net of a net charge of  $46,961 from derivative liabilities, increased by interest expense of $74,922.

NET INCOME AND (LOSS)

The Company recorded net loss of $1,902,878 for the three months ended March 31, 2014 as compared to a loss of $485,587 for the three months ended March 31, 2013. This represents a net loss per common share of ($0) and loss per share of $(0) for the three month periods ended March 31, 2014 and 2013 respectively. The net loss recorded in the current period as compared to the net loss reported for the same period last year is directly attributable to the magnitude of the net gain from derivative liabilities associated with the Company’s convertible debt recorded for the three months ended March 31, 2014 and is not indicative of operating results.

NINE MONTHS ENDED March 31, 2014 VS. March 31, 2013

REVENUE

Total revenues were $308,767 for the nine months ended March 31, 2014 compared to $2,925 for the nine months ended March 31, 2013. The dramatic increase in sales for the current nine month period represents the first period, commencing in December 2013, the Company had available an recorded sales for its new “Jump It” products for the mPower Susidiary. The absence in revenue during the same period in the prior year was the result of completion of the Phase II Army grant by the Company and the fact that the Company did not receive any awards of new government grants.

COST OF REVENUES

Cost associated with revenues for the nine months ended March 31, 2014 were $200,456 compared to $13,982 for the nine months ended March 31, 2013. The dramatic increase in cost of sales for the current quarter represents the first full quarter the Company had available an recorded sales for its new “Jump It” products for the mPower  Subsidiary, which are manufactured under contact. The absence in revenue resulted in a corresponding lower cost during the same quarter in the prior year as the result of completion of the Phase II Army grant by the Company and the fact that the Company did not receive any awards of new government grants.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1,667 for the nine months ended March 31, 2014 as compared to $2,979 during the comparable period in 2013 or a decrease of $1,312. This decrease in spending is a result of completion of its smart nano battery prototype.

Subject to available funds, the Company expects to increase its research and development efforts throughout fiscal years 2014 and 2015. Such research is expected to focus on other applications for “smart surfaces” including the Smart Nano Battery. The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for both commercial and defense applications.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $939,814 for the nine months ending March 31, 2014, up from $852,364 or an increase of $87,450 from the comparable period in 2013. Recurring administrative expenses were held in check as the Company has made a concentrated effort to freeze or otherwise reduce administrative costs while it seeks to further roll out its jump-it product as well as commercialize its smartnanobattery product capabilities and secure more substantial research funding for possible applications of its “smart surfaces” technology. The increase was attributable to increased marketing and trade show expenses.

OTHER (EXPENSE) AND INCOME

Included in this category for the current quarter are non-cash gains and costs associated with convertible debt that include a non-cash charge for the change in derivative value of $174,218, which when combined with amortization of debt discount costs of $28,126, convertible debt extension fees of $9,054 and prepayment fees of $17,500, resulted in a net charge of $228,898 from derivative liabilities associated with the Company’s convertible debt and is not indicative of operating results. Additionally, net interest expense of $1,549,369 and reparation charges of $0 in the current nine month period ended March 31, 2014, brought total other expense to $1,778,267. For the same period in the prior fiscal year ended March 31, 2013, net other income totaled $55,026, consisting primarily of net gains of $253,310 from derivative liabilities, reduced by interest expense of $216,336 and other expense of $92,000.

NET LOSS

The Company recorded a net loss of $2,620,437 for the nine months ended March 31, 2014 as compared to a net loss of $_930,426 for the nine months ended March 31, 2013. This represents a net loss per common share of $0 and net income per share (basic and diluted) of $0 for the nine month periods ended March 31, 2014 and 2013 respectively. The net loss recorded in the current period as compared to the net loss reported for the same period last year is directly attributable to the magnitude of the net gain from derivative liabilities associated with the Company’s convertible debt recorded for the nine months ended March 31, 2013, compared to additional stock compensation in the current period, and is not indicative of operating results.

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

During the nine months ended March 31, 2014 and March 31, 2013 and from inception (October 2, 1996), $8,270, $9,270 and $9,565,971 respectively, have been charged to expense. As a result of the foregoing transactions as of March 31, 2014, the Company had a $23,188 payable to Microphase.

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

During the nine months ended March 31, 2014 and 2013 and the period from inception (October 2, 1996), $0, $0 and $16,031,811 respectively, have been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On March 31, 2014, Mr. Biderman’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers were owed unpaid finders’ fees in the amount of $150,000, which is included in due to related parties.

During the nine months ended March 31, 2013, the Company issued no shares to consultants who are not considered related parties.

Conversion of Debt to Officers’

During the nine months ended March 31, 2014, The officers’ were authorized by the board of directors’ to enter into agreements to convert certain officer notes, previously convertible at $.004 from 2009 through April 2014, based upon the then concurrent terms of private placements with accredited investors; at $.0004, representing the now current terms of private placements with accredited investors.

As a result thereon $723,729 of loans, accrued interest and unpaid salary were converted into 1,810,826,637shares of common stock with a conversion rate of $.0004 per share and warrants to purchase shares of common stock at $0004 for a term of five years effective March 31, 2014, respectively. In connection with these transactions the officers’ agreed to forego and cancel $425, 918 of accrued wages since fiscal 2013 and $238,321 of accrued interest since fiscal 2009 totaling a cancelation of  $664,239 of debt; which when combined with the beneficial conversion feature of the 1,810,826,637 of shares converted  for $723,729of $1,673,261 less $361,380 debt forgiven attributable to the conversions resulted in $1,311,881 beneficial conversion feature interest expense during the current period. The value of the warrants computed using the black shoals method with a volatility of 100%, risk free interest rate of .05% and a term of five years which was computed to be $1,413,547, for the conversion feature at $0004 at the option of the officers, subject to the availability of shares for the $502,837 of remaining debts to officers’, less 302,859 debt forgiven attributable to the warrant resulted in $1,110,688 deferred beneficial conversion feature interest expense, a reduction of additional paid in capital, which will be amortized on a straight line basis over the life of the warrant or sooner if and when converted.

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Nine Months Ended March 31, 2014

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$68,333	$60,000	$60,000			$188,333
Interest	$45,221	$35,771	$32,214			$113,206
Rent					$10,983	$10,983
G&A					$11,106	$11,106
Finders Fees				$41,500		$41,500
Total compensation for the Nine Months Ended March 31, 2014	$113,554	$95,771	$92,214	$41,500	$22,089	$365,128

Summary of compensation to related parties for the Nine Months Ended March 31, 2013

	Durando	Dotoli	Smiley	Biderman	Microphase	Credit	Total
Consulting / Salary	$61,667	$61,667	$61,667				$185,001
Interest	$48,976	$34,291	$28,286				$111,553
Rent					$9,311	$(7,000)	$2,311
G&A					$5,959		$5,959
Finders Fees				$26,500			$26,500
Total compensation for the Nine Months Ended March 31, 2013	$110,643	$95,958	$89,953	$26,500	$15,270	$(7,000)	$331,324

Summary of payables to related parties as of March 31, 2014

				Total Notes
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$291,515	$125,365	$85,957	$502,837			$502,837
Accrued Wages Officers	$0	$0	$0	$0			$0
Due to Officers / Affiliates					$150,000	$23,188	$173,188
Interest Payable	$0	$0	$0	$0			$0

Total Payable to Officers / Affiliates as of March 31, 2014	$291,515	$125,365	$85,957	$502,837	$150,000	$23,188	$676,025

Summary of payables to related parties as of June 30, 2013

				Total Notes
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$449,523	$322,963	$276,426	$1,048,912			$1,048,912
Accrued Wages Officers	$95,667	$95,667	$75,417				$266,751
Due to Officers / Affiliates					$156,000	$56,084	$212,084
Interest Payable	$124,712	$84,883	$67,029	$276,624			$276,624

Total Payable to Officers / Affiliates as of June 30, 2013	$669,902	$503,513	$418,872	$1,325,536	$156,000	$56,084	$1,804,371

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative development stage losses of $206,311,978, and negative cash flow from operations of $90,267,267 as of March 31, 2014. The auditors’ report for the fiscal year ended June 30, 2013 includes the statement that "there is substantial doubt of the Company’s ability to continue as a going concern". As of March 31, 2014, the Company had a negative net worth of ($3,564,732) compared to a negative net worth of ($4,895,496) as of June 30, 2013 as a result of continuing net losses, reduced in the current three months primarily by conversions of convertible notes and accrued interest in excess of the net loss for the current period.

The Company raised $1,023,000 from private placements of 2,557,500,000 shares of its common stock during the nine months ended March 31, 2014,  and an additional 171,128,375 issued to finders. The Company supplemented this funding with several new convertible note arrangements with Asher Enterprises and MLH that have provided an aggregate of $75,000 of capital during the nine months ended March 31, 2014. In addition, the Company has entered into a number of small convertible securities with Accredited Investors from time to time. Finally, the Company entered into a $10,000,000 equity line of Credit with Dutchess Opportunity Fund II, LLC in December of 2011. Under the equity line, the Company is eligible to “PUT” to the fund, 20,000,000 shares of its common stock during any pricing period. The Company has registered a total of 250,000,000 shares of its common stock on a Form S-1 Registration Statement with the Securities and Exchange Commission that was declared effective on January 17, 2012 in connection with the Dutchess Equity Line. As of March 31, 2014, the Company has received $227,744 of proceeds under the Equity Line. The amount of proceeds to be received under the Equity Line, will depend upon the stock price of the Company at the various points in time it exercises the Put Option.

While the Company believes the Equity Line in combination with Convertible Securities to be issued from time to time will fund short term capital needs it may supplement such funding. We estimate that the Company will need to raise approximately $1.5 million of additional capital tto meet longer term liquidity needs through June 30, 2015. The Company is in discussions with a number of private equity sources to provide additional funding to the Company of up to $2.5 million. Such monies would be necessary primarily to fund expenditures for commercialization and distribution of its jump-it product. The Company does not expect to derive any material revenue from its nanotechnology product development until after a deployment and custom tailoring of its Smart Nanobattery takes place by the Army which the Company currently estimates could occur during the next 24 months. The Company has been seeking distributors with which to establish licensing or distribution agreements in order to maximize potential revenue associated with the product.

MANAGEMENT’S PLANS

The Company has shifted its focus to the development of its “smart surfaces” using the science of nanotechnology. The Company continues to do private placement of its common stock in order to raise  funds. The Company does not expect to derive any material revenue from its nanotechnology product development during the next 24 months.  The Company anticipates that it will need not less than $1.5 million of additional capital to further development and deploy different versions of its Jump Starter product. In addition, the Company relies on the continuation of funding under the Equity Line of Credit (See Note 4). This will depend upon the trading volume and liquidity to the Company’s common stock as well as its price. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at March 31, 2014.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended March 31, 2014, the Company issued 2,557,500,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, raising gross proceeds of $1,023,000 and paid finder’s fees in the amount of $41,500. The Company issued 171,128,375 shares to finders.. The proceeds were used by the Company as working capital.

Stock Based Compensation

During the nine months ended March 31, 2013, the Company did not issue any stock compensation, warrants or options to officers or employees and issued no shares of its common stock to consultants.

During the nine months ended March 31, 2014, the Company issued 0 shares of common stock to officers and directors. Three officers of the Company each returned 295 million shares  of common stock to the Company to provide additional stock to be used for financing required  by the Company. For compensation, the company issued 140,600,000 shares of common stock to consultants for services valued at $179,260.

Conversion of Debt Securities

During the nine months ended March 31, 2014, $96,026 of convertible debt and accrued interest thereon were converted into 141,761,066 shares of common stock.

During the nine months ended March 31, 2013 no convertible debt and accrued interest thereon were converted into shares of common stock

Conversion of Debt to Officers’

During the nine months ended March 31, 2014, The officers’ were authorized by the board of directors’ to enter into agreements to convert certain officer notes, previously convertible at $.004 from 2009 through April 2014, based upon the then concurrent terms of private placements with accredited investors; at $.0004, representing the now current terms of private placements with accredited investors.

As a result thereon $723,729 of loans, accrued interest and unpaid salary were converted into 1,810,826,637shares of common stock with a conversion rate of $.0004 per share and warrants to purchase shares of common stock at $0004 for a term of five years effective March 31, 2014, respectively. In connection with these transactions the officers’ agreed to forego and cancel $425, 918 of accrued wages since fiscal 2013 and $238,321 of accrued interest since fiscal 2009 totaling a cancelation of  $664,239 of debt; which when combined with the beneficial conversion feature of the 1,810,826,637 of shares converted  for $723,729of $1,673,261 less $361,380 debt forgiven attributable to the conversions resulted in $1,311,881 beneficial conversion feature interest expense during the current period. The value of the warrants computed using the black shoals method with a volatility of 100%, risk free interest rate of .05% and a term of five years which was computed to be 1,413,547, for the conversion feature at $.0004 at the option of the officers’, subject to the availability of shares, for the $502,837 of remaining debts to officers’, less 302,859 debt forgiven attributable to the warrant resulted in $1,110,688 deferred beneficial conversion feature interest expense, a reduction of additional paid in capital, which will be amortized on a straight line basis over the life of the warrant or sooner if and when converted.

Long Term Convertible Debentures / Notes Receivable / Debt Discount

The Company had 5 separate convertible debt arrangements with independent investors active during the nine months ended March 31, 2014.

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

As of March 31, 2014, this note would be convertible into 658,867,814 shares of common stock at the original terms and the Derivative Liability was calculated to be $363,800.

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

During the fiscal year ended June 30, 2013, $37,500 of this debt together with $1,500 accrued interest thereon was converted into 40,451,179 shares of common stock repaying this note  in full.

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

During the three months ended September 30, 2013, the Company issued 53,131,811 shares of common stock to repay this note, in full, together with $1,811 of accrued interest and $9,054 prepayment fees thereon. The estimated liability for the embedded conversion fee was reduced by $43,508, creating a non-cash credit to earnings for this period as the note was paid in full.

Arrangement #12 (Asher Enterprises, Inc. V)

On January 31, 2013, the Company issued to Asher Enterprises, Inc. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 and received $50,000 in gross proceeds, net of $3,000 closing fees. The instrument is in the principal amount of $53,000 and matures on November 4 , 2013. Interest only is payable at the rate of 8% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

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

During the three months ended September 30, 2013, the Company issued 88,447,255 shares of common stock to repay this note, in full, together with $2,120 accrued interest. The estimated liability for the extended conversion fee of $29,729 at June 30, 2013 was reduced to zero at September 30, 2013, creating a non cash credit to earnings ofr this period as the loan was repaid in full.

Arrangement 13 (MH Investment trust)

On December.27, 2013, the Company issued to the MH Investment Trust. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 which was executed funded with $40,000 in gross proceeds on January 7, 2014. The instrument is in the principal amount of $40,000 and matures on October 1, 2014. Interest only is payable at the rate of 12% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion, or 65 % when the trading price exceeds $.0020 for the five days before such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $35,556 and th company recorded no loan discount as the quantity of shares was considered indeterminable at the date of funding.. On March 31, 2014, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had increased to $48,067, an increase for this period of $12,511 creating a non-cash credit to earnings of that amount. Based upon the  price of the Company’s common stock on March 31, 2014, this Note is convertible into approximately 68,666,667 shares of common stock.

Arrangement #14 (Asher Enterprises, Inc. VI)

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $28,216 and the loan discount totaled $30,626. On December 31, 2013, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had decreased to $26,471, a decrease this period of $1,655 creating a non-cash credit to earnings of that amount. During the six months ended December 31, 2013, amortization of debt discount amounted to $30,626 reducing the balance to $0.  On January 8,   2014 this note was prepaid in full, together with a prepayment fee of $17,500 and accrued interest totaling $2,729.

EQUITY LINE OF CREDIT

The Company entered into a $10,000,000 equity line of Credit with Dutchess Opportunity Fund II, LLC in December of 2011. Under the equity line, the Company is eligible to “PUT” to the fund, 20,000,000 shares of its common stock during any pricing period. The Company has registered a total of $250,000,000 shares of its common stock on a Form S-1 Registration Statement with the Securities and Exchange Commission that was declared effective on January 17, 2012 in connection with the Dutchess Equity Line. As of March 31, 2014, the Company has received $227,744 of proceeds under the Equity Line net of $22,900 of transaction fees.. The amount of proceeds to be received under the Equity Line, will depend upon the stock price of the Company at the various points in time it exercises the Put Option.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Form 8k dated January 10, 2010 regarding Private Placement of $40,000 Convertible Note to MH Investment Trust

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

mPHASE TECHNOLOGIES, INC.

Dated: May 13, 2014	By:	/s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President Chief Financial Officer and General Counsel