Form 10-K
period 2014-06-30
MPHASE TECHNOLOGIES INC
filed 2014-09-29
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE YEAR ENDED JUNE 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes ☐     No ☒

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7,152,000 based upon the closing sale price as of that date. As of August 26,, 2014, there were 13,884,394,594 shares of common stock, $.001 par value, outstanding.

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

ITEM 1. BUSINESS

General Description of the Business

mPhase Technologies, Inc. is a publicly-held New Jersey corporation founded in 1996. The Company has approximately 23,000 shareholders and approximately 13 billion shares of common stock outstanding as of June 30, 2013. The Company's common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. The Company has offices in East Rutherford, New Jersey as well as Norwalk, Connecticut.

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

In a separate effort, mPhase has also developed, through mPower Technologies, Inc, a wholly-owned subsidiary, a series of automotive products. The mPower Jump is a small sized, very light weight battery jump starter designed to fit in the glove compartment of most A smaller version called the mPower Mini-Jump can be used to start dead batteries in small cars as well as by small boats, jet skis, motor cycles., cell phones and small electronic products.

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

On March 27, 2014 the Company entered into a three year renewal of the Cooperative Research and Development Agreement (CRADA) with the United States Army Armament Reseach, Development and Engineering Center at Picatinny Arsenal of February of 2011. This agreement provides for further joint research and development of the Smart Nanobattery as an energy source for small munitions. The Company is seeking funding for this research from

Emergency Flashlight

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

mPower Junp

During fiscal year ended June 30, 2014 the Company successfully cost-reduced and began sales of the mPower Jump product as well as the mPower mini Jump product. The mPower Jump is a rechargeable, compact device designed to jump start a dead battery in an automobile. The mPhase Jump is rechargeable in a significantly shorter period of time than other jump starters and has a much smaller footprint enabling  it to fit in the glove compartment in most cars. The mPower mini Jump is a smaller version of the product which is about the size of a smart phone that is a multipurpose charger of batteries. It is designed to start dead batteries recreational toys such as all terrain vehcles, snowmobiles, notorcycles and jet skis-even a full size car. It is versatile enough to also start small electronic devices including cell phones. Company views these two products as core strategic products.

The Company is developing a Jump Plus that wil be a very powerful version of the Jump product line that will be powerful enough to jumpstart large recreational vehicles, large busses , boats and trucks as well as arcicultural equipment. The product is currently in the prototype stage of development and, subject to financial resources of the company, is planned to be introduced to the market in fiscal year 2015.

DISCONTINUED BUSINESS-Internet Protocol Television (IPTV)

Historically, the Company, since its inception, had focused upon developing innovative solutions for the delivery of Broadcast Television as part of a "triple play" of services that would include voice and high-speed internet for telephone service providers globally. The Company, however,was not been able to derive any significant revenue from its TV+ solution and no active development of the product has occurred since fiscal year 2007. The Company determined to discontinue this line of business and all inventory has been written off. During the fourth quarter of the fiscal year ended June 30, 2010, the Company formally elected, for financial reporting purposes to treat its IPTV product line as a discontinued business. The Company is also no longer continuing any work on this product and is treating it as a discontinued product.

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

Initially, mPhase's development focused on Micro Electronic Mechanic Systems (MEMS) devices by manipulating the surface of silicon materials – the same material used to make microelectronic materials and devices. Using physical and chemical processes, the surface of the silicon is modified to make solid porous structures known as membranes. This is where microfluidics comes into play. These membranes can be used to selectively control the flow of liquids through the pores or openings at the micrometer length scale.

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

On February 9, 2011, the Company announced that it had signed a 3 year CRADA with the U.S. Army Armament Research, Development, and Engineering Center (ARDEC) at Picatinny, New Jersey, to continue to cooperatively test and evaluate the mPhase Smart NanoBattery, including new design features functionally appropriate for DoD based systems requiring portable power sources. The army researchers are evaluating the prototypes using the Army’s testing facilities at Picatinny Arsenal in New Jersey in order to determine applicability of the technology to gun fired munitions and potentially to incorporate the technologies into research and development and other programs sponsored by Picatinny. The Research Agreement is supported by the Fuze & Precision Armaments Technology Directorate. In order for significant further research and development to be performed with respect to the Smart Nano Battery the Company will have to be successful in obtaining additional congressional funding specifically designated for this type of battery. This CRADA was renewed on March 27, 2014 for an additional three year period by the Army.

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

During fiscal year ended June 30, 2014, the Company announced the beginning of sales of its jump-it and mini jump-it products through its wholly-owned subsidiary mPower Technologies, Inc. The products are designed to jump start dead batteries in cars, marine products and small electronic devices.

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

Battery Jump Starter and Automotive Product Market

The Company believes that there may be a significant market for its mPower Jump product capable of providing energy to start cars with dead batteries The Company is now placing significant emphasis and focus on this product as a means to generate future revenues and profitability. The mPower Jump was designed by Porsche Design Studio and Porsche engineering. It contains a very small footprint and will fit in the glove compartment of most cars,. The need for absolute reliability in many emergency situations includes those of fire, police and other emergency service providers. Since the market for new and innovative portable electronic solutions continues to expand, especially in the field of wireless devices, the Company believes that its emergency Jump Starter may benefit  from this trend. . In fiscal year 2015 the Company plans to access capital from foreign investors by utilizing an innovative financing program sponsored by the U.S. government to assist emerging growth and development companies create new jobs in the United States. Such additional capital will enable the Company to expand its product line for jump starters of dead batteries and its global marketing of such products.

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

During fiscal year ended June 30, 2013, the Company has not engaged in any further outsourcing for product development in order to conserve resources. During fiscal year 2014 the Company began outsourcing the development and manufacturing of a cost reduced version of its battery jump starter products.

Prototype Development

As the Company has moved from development to commercialization of its jump starter products. , the Company outsourced the creation of original prototypes to Porsche Design Studio and further cost reduced such products with other vendors. The Company is again working with Porsche Design Studio on development and distribution of a luxury or high –end jump starter for the automotive market . As of June 30, 2014, the Company has an outstanding payable of approximately $415,448 to Porsche Design Studio for the design and delivery of   the mPower illuminator and prototypes of its mPower Jump product.

Manufacturing

mPhase subcontracts all of the manufacturing of its products to outside sources including related parties such as Microphase Corporation. During fiscal year ended June 30, 2014 the Company paid no additional research expenses to outside third parties for development and product manufacturing of its jump starter products nor to Microphase Corporation. The Company believes that any payments historically charged by Microphase Corporation are the same as would be charged by other management services provided by non-affiliated third party providers of such services. By using contract manufacturers, mPhase avoids the substantial capital investments required for internal production.

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

Commencing in fiscal year ended June 30, 2011, the Company engaged Porsche Design Studio to develop a jump starter for a dead battery as an additional automotive product for the Company. During fiscal year ended June 30, 2012, the Company continued the development of its Smart Nano Battery and progressed in the development of a final prototype of its jump starter product. In fiscal years ended June 30, 2013 and June 30, 2014 the Company cost-reduced its jump-starter product and began sales of its jump starter and mini jump starter products.

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

We have derived very limited revenues from a Phase I Army Grant of approximately $100,000 and a Phase II Army Grant of approximately $750,000 with respect to our Smart NanoBattery product from inception of development in February 2004 through March 30, 2011. We have derived revenues of only $41,572 from our Emergency Flashlight product from inception of sales in April of 2010 through June 30, 2014 and we have generated sales of our mPower Jump and mPower mini Jump products and accessories of $581,261 during the fiscal year ended June 30, 2014.

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

We have generated modest revenue to date from our operations. Historically we have had net operating losses each year since our inception. As of June 30, 2014, we have an accumulated deficit of $(209,636,008) and a stockholders’ deficit of $(3,554,585) and incurred a net loss of $(5,944,467). We incurred net losses of $5,994,585 and $220,634 for the years ended June 30, 2014 and June 30, 2013, respectively. The Company has just begun generating revenues from sales of $581,261for the year ended June 30, 2014. Prior to such period the Company did not generate significant revenue outside of STTR grants and minor sales of its emergency illuminator product. Additionally, even if we are able to commercialize our technologies or any products or services related to our technologies it is not certain that they will result in profitability.

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

Our risks as an early stage company are compounded by our heavy dependence on emerging and sometimes unproven technologies such as our SmartNanobattery. If these technologies do not produce satisfactory results, our business may be harmed.

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

Patent and trade secret protection is critical for the new technologies we utilize, nanotechnology and microfluidics, as well as the products and processes derived through them. Our success will depend, to a substantial degree, on our ability to obtain and enforce patent protection for our products, preserve any trade secrets and operate without infringing the proprietary rights of others. We cannot assure you that:

●	we will succeed in obtaining any patents in a timely manner or at all, or that the breadth or degree of protection of any such patents will protect our interests,

●	the use of our technology will not infringe on the proprietary rights of others,

●	patent applications relating to our potential products or technologies will result in the issuance of any patents or that, if issued, such patents will afford adequate protection to us or not be challenged, invalidated or infringed, and

●	patents will not issue to other parties, which may be infringed by our potential products or technologies.

●	we will continue to have the financial resources necessary to prosecute our existing patent applications, pay maintenance fees on patents and patent applications, or file patent applications on new inventions.

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

Our products may not be accepted in the marketplace.

The degree of market acceptance of those products will depend on many factors, including:

●	Our ability to manufacture or obtain from third party manufacturers sufficient quantities of our product candidates with acceptable quality and at an acceptable cost to meet demand, and

●	Marketing and distribution support for our products.

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

We engage consultants and contract research organizations to help design, develop and manufacture our products. We are dependent on third parties outside of the United States to provide us with production facilities for our automotive line of products including those located in the Peoples Republic of China. The consultants and contract research organizations we engage provide us critical skills, resources and finished products for sale that we do not have within our own company. As a result, we depend on these consultants and contract research and product supply organizations to deliver our existing automotive products and to perform the necessary research and development to create new products. We may face delays in developing and bringing new products to market if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers.

We depend on our collaborators to help us develop and test our proposed products, and our ability to develop and commercialize products may be impaired or delayed if collaborations are unsuccessful.

Our strategy for the development, testing and commercialization of our proposed products requires that we enter into collaborations with corporate partners, licensors, licensees and others. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of our partners. Under agreements with collaborators, we may rely significantly on such collaborators to, among other things:

●	Fund research and development activities with us;

●	Pay us fees upon the achievement of milestones under STIR and SBIR programs; and

●	Market with us any commercial products that result from our collaborations.

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

RISKS RELATED TO FINANCIAL ASPECTS OF OUR BUSINESS

We may not be able to raise the required capital to conduct our operations and develop and commercialize our products. We require substantial additional capital resources in order to conduct our operations and develop and commercialize our products and run our facilities. We will need significant additional funds or collaborative partners, or both, to finance the research and development activities of our potential products. Accordingly, we are continuing to pursue additional sources of financing. Our future capital requirements will depend upon many factors, including:

●	The continued progress and cost of our research and development programs,

●	The costs in preparing, filing, prosecuting, maintaining and enforcing patent claims,

●	The costs of developing sales, marketing and distribution channels and our ability to sell the products if developed,

●	The costs involved in establishing manufacturing capabilities for commercial quantities of our proposed products,

●	Competing technological and market developments,

●	Market acceptance of our proposed products,

●	The costs for recruiting and retaining employees and consultants.

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

We had outstanding, as of June 30, 2014, $1,847,491 aggregate principal amount, ($1,562,217), plus accrued interest, ($285,274), of convertible debt, that could be converted into approximately 1,730,922,492  shares of common stock.  Sales of a substantial number of shares of our Common Stock in the public market could adversely affect the market price for our Common Stock and make it more difficult for you to sell shares of our Common Stock at times and prices that you feel are appropriate.

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

The Company is currently engaged in litigation with John Fife, its second largest holder of a Convertible Note issued on September 13, 2011 in the original principal amount of $557,500. Although the Company believes it has significant legal defenses to the enforcement of the Note, the failure of the Company to prevail in this litigation could result in liabilities including attorneys fees that would have a material negative impact on the Company’s continuing operations. The Company is unable to predict the outcome of such litigation at this time..

The Company has been forced to curtail development of all products except its Smart NanoBattery and two automotive products in order to conserve financial resources

The Company has been forced to focus on commercialization of only two of its products, thereby eliminating product diversification. The Company's lack of financial resources to simultaneously develop multiple products increases its overall risk profile as a development-stage company.

mPhase's stock price has suffered significant declines during the past ten years and remains volatile.

The market price of our common stock closed at $7.88 on July 26, 2000 and at $.008 on August 3, 2014. During such period the number of shares outstanding of the Company increased from approximately 30 million shares to approximately 13.8 billion shares. This increase was the result of periodic private placements and other financing arrangements involving convertible debt issued by the Company in order to finance company operations. Stocks in microcap companies having stock values below $1.00 per share have been very volatile during such period. Our common stock is a highly speculative investment and is suitable only for such investors with financial resources that enable them to sustain the loss of their entire investment in such stock. Because the price of our common stock is less than $5.00 per share and is not traded on the NASDAQ National or NASDAQ Small Cap exchanges, it is considered to be a "penny stock," limiting the type of customers that broker/dealers can sell to. Such customers consist only of "established customers" and "Accredited Investors" (within the meaning of Rule 501 of Regulation D of the Securities Act of 1933, as amended),generally individuals and entities of substantial net worth, thereby limiting the liquidity of our common stock.

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

We have reported net operating losses for each of our fiscal years from our inception in

We have reported net operating losses for each of our fiscal years from our inception in 1996 through the fiscal year ended June 30, 2014 and may not be able to operate profitability in the future.

We have had net losses of approximately $(209.6) million since our inception in 1996 including approximately $(5.94) million and $(260,634) for the fiscal years ended June 30, 2014 and June 30, 2013, respectively and cannot be certain when or if we will ever be profitable. Despite the beginning of revenue generation from our jump it and mini jump it products,we expect to continue to have net losses for the foreseeable future. We need to raise not less than $5 million in additional cash in the next 12 months through further equity private placements and to continue operations. As of June 30, 2014, we have working capital deficit of approximately $(2,880,043) and a stockholders’ deficit of $(3,554,585)). Cumulative negative cash flow from operations since inception has amounted to approximately $(90,926,090).

Our independent auditor's report expresses doubt about our ability to continue as a going concern.

The reports of the Company's outside auditors Demetrius Berkower, LLC., and its prior auditors Rosenberg, Rich, Baker, Berman & Company, Arthur Andersen & Co., with respect to its latest audited reports on Form10-K for each of the fiscal years commencing in the fiscal year ended June 30, 2001 through the current fiscal year ended June 30, 2014, stated that "there is substantial doubt of the Company's ability to continue as a going concern." Such opinion from our outside auditors makes it significantly more difficult and expensive for the Company to raise additional capital necessary to continue our operations.

Our common stock is subject to significant dilution upon issuance of shares we have reserved for future issuance.

As of June 30, 2014, outstanding convertible debt plus accrued interest is equal to $285,724, which  could have the right to convert into additional shares of our common stock at discounts of up to 40% of mPhase's then current stock price computed on a formula basis that may adversely affect the future price of our common stock that may result in  future conversions  shares of our Common Stock based upon our stock price at June 30,2014.

RISK FACTORS RELATED TO OUR OPERATIONS

We have been a development-stage company since our inception in 1996 and have not to date had completed final military or commercial development of our flagship product, the Smart NanoBattery and have only recently begun to generate revenues with respective to our battery jump products.

We have derived no material revenues from our Smart NanoBattery from inception of development in February 2004 through June 30, 2014 and have only begun in fiscal year 2014 to generate sales of our .mPower Jump and mPower mini Jump products

The loss of key personnel could adversely affect our business

Management and employment contracts with all of our officers have expired and no assurances can be given that such executives will remain with the Company or that the Company will be able to successfully enter into agreements with such key executives. All of our officers have made significant investments in the Company in the form of equity periodic purchases of common stock and bridge loans and been granted stock and stock options that are intended to represent a key component of their compensation. Such grants may not provide the intended incentives to such officers if our stock price declines or experiences significant volatility. In addition our three corporate officers converted past accrued and unpaid salaries in the aggregate amount of approximately $426,000, certain notes and accrued interest were settled for stock and an amended conversion feature (see Note 9) during the FYE June 30, 2014.

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

Our SmartNanoBattery and our potential applications of our technology are components of end products and therefore our products are tied to the success of such end products.

The compelling need for critical mission batteries and other applications of our nanotechnology will depend upon both military and commercial needs going forward and the demand for our products as components. Thus the success of our SmartNanoBattery and other applications of our technology will depend upon the continuing need for the end user products and market demand.

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

General Risks Relating to Our Business

Our current very limited revenue depends on the continued sales of our mPower Jump and mPower mini Jump products and our ability to continue to obtain SBIR, STTR and other Government Grants for Research and Development.

We have generated revenue commencing in Fiscal Year 2014 from sales of our battery jump products of $581, 261. We have completed a Phase II STTR Army Research grant in the amount of $750,000. Although we are actively applying for new SBIR, STTR and other government grants and funding we are unable to predict whether we will be successful in obtaining such grants.

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

ITEM 2. PROPERTIES

Our corporate headquarters is located at 587 Connecticut Avenue, Norwalk, CT 06854-1711. The Company leases this office space from Microphase Corporation under a facilities agreement with Microphase that provided office space on a month-to-month basis for $993 per month through December 31, 2013. As of January 1, 2014, the lease increased to $1,675 per month and as of April 1, 2014, increased to $3,175. The Company also leased an office in East Rutherford, New Jersey for an average monthly cost of $1,880 from July 1, 2013 to August 31, 2014. On August 15, 2014, the Company moved its New Jersey office to Clifton, New Jersey with a one year lease with monthly rent of $4,020.

ITEM 3. LEGAL PROCEEDINGS

From time to time mPhase may be involved in various legal proceedings and other matters arising in the normal course of business. During its fiscal years ended June 30, 2013 and June 30, 2014, the Company has been involved in litigation with John Fife and his affiliates in connection with a Convertible Note issued to Fife on September 13, 2011in the original principal amount of $557,500. The Company is not, at this time able to predict the outcome of this litigation.

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

YEAR/QUARTER	HIGH	LOW
Fiscal year ended June 30, 2004
First Quarter	$0.42	$0.29
Second Quarter	0.61	0.29
Third Quarter	0.69	0.38
Fourth Quarter	0.46	0.29
Fiscal year ended June 30, 2005
First Quarter	$0.31	$0.21
Second Quarter	0.35	0.23
Third Quarter	0.6	0.3
Fourth Quarter	0.41	0.25
Fiscal year ended June 30, 2006
First Quarter	$0.29	$0.21
Second Quarter	0.32	0.15
Third Quarter	0.45	0.19
Fourth Quarter	0.34	0.18
Fiscal year ended June 30, 2007
First Quarter	$0.21	$0.16
Second Quarter	0.2	0.15
Third Quarter	0.24	0.15
Fourth Quarter	0.19	0.09
Fiscal year ended June 30, 2008
First Quarter	$0.13	$0.07
Second Quarter	0.09	0.05
Third Quarter	0.14	0.05
Fourth Quarter	0.13	0.07
Fiscal year ended June 30, 2009
First Quarter	$0.08	$0.03
Second Quarter	0.05	0.01
Third Quarter	0.04	0.01
Fourth Quarter	0.05	0.01
Fiscal year ended June 30, 2010
First Quarter	$0.03	$0.02
Second Quarter	0.02	0.01
Third Quarter	0.03	0.02
Fourth Quarter	0.02	0.01
Fiscal year ended June 30, 2011
First Quarter	$0.0189	$0.01
Second Quarter	0.0147	0.008
Third Quarter	0.0105	0.0045
Fourth Quarter	0.0032	0.0123
Fiscal year ended June 30, 2012
First Quarter	$0.0085	$0.0047
Second Quarter	0.003	0.0053
Third Quarter	0.002	0.0037
Fourth Quarter	0.0016	0.0005
Fiscal year ended June 30, 2013
First Quarter	$0.0014	$0.001
Second Quarter	0.0023	0.0017
Third Quarter	0.0037	0.0036
Fourth Quarter	0.0015	0.0013
Fiscal year ended June 30, 2014
First Quarter	$0.0016	$0.0014
Second Quarter	0.0017	0.0015
Third Quarter	0.0014	0.0013
Fourth Quarter	0.0008	0.0007

(B) HOLDERS

As of June 30, 2014, mPhase had approximately 13.850 billion shares of common stock outstanding and approximately 23,000 stockholders of record. In addition the Company has  a total of 1,730,922,492 shares of common stock reserved for issuance upon the conversion of convertible securities of which, 1,392,162,326 may only be required to  issued depending upon the outcome of certain  litigation with John Fife.. Finally, subject to availability, the Company has reserved 1,275,863,492 shares for conversion of officer notes. Such notes may only be converted if the Board of Directors determines that such shares are not needed for general corporate financing or other purposes.

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

Issuances of Unregistered Securities.

During the fiscal year ending June 30, 2014, the following transactions impacted stockholders’ equity

Private Placements

During the fiscal year ended June 30, 2014, the Company received $1,654,000 of net proceeds from the issuance of 4,579,628,375 shares of common stock in private placements with accredited investors, including 283,128,375 shares to finders and $54,000 in fees.

Equity Line Of Credit

During the fiscal year ended June 30, 2014, the Company issued 3,990,000 shares of Common Stock to cover the exercise of Put advances under Equity Line of Credit generating $6,263 of proceeds, net of $500 transaction fees.

Return of Shares to Treasury

During the fiscal year ended June 30, 2014 three (3) officers’ returned 885,000,000 shares of common stock to treasury of shares previously issued to these officers.

Stock Based Compensation

The Company issued awards of 3,129,704,375 shares of common stock to Officers, Directors, Employees and consultants during the fiscal year ended June 30, 2013 valued at $2,770,544.

Conversion of debt securities

During the fiscal year ended June 30, 2014, $96,026 of debt was converted into 141,761,066 shares of common stock to holders of Convertible Notes.

Conversion of Debt to Officers’

During the fiscal year ended June 30, 2014, the officers’ were authorized by the board of directors’ to enter into agreements to convert certain officer notes, previously convertible at $.004 from 2009 through April 2014, based upon the then concurrent terms of private placements with accredited investors; at $.0004, representing the now current terms of private placements with accredited investors.

As a result thereon $723,729 of loans, accrued interest and unpaid salary were converted into 1,810,826,637shares of common stock with a conversion rate of $.0004 per share and warrants to purchase shares of common stock at $.0004 for a term of five years effective March 31, 2014, respectively. In connection with these transactions the officers’ agreed to forego and cancel $425, 918 of accrued wages since fiscal 2013 and $238,321 of accrued interest since fiscal 2009 totaling a cancelation of  $664,239 of debt; which when combined with the beneficial conversion feature of the 1,810,826,637 of shares converted  for $723,729of $1,673,261 less $361,380 debt forgiven attributable to the conversions resulted in $1,311,881 beneficial conversion feature interest expense during the nine months ended March 31, 2014, and th Company amortized $30,393 from April 1, 2014 through June 30, 2014 for a total of $1,342,274 beneficial conversion feature interest expense during the current period.

The value of the warrants computed using the black shoals method with a volatility of 100%, risk free interest rate of .05% and a term of five years which was computed to be $1,413,547 for the conversion feature at $.0004 at the option of the officers, to the extent shares are available and  $502,837 of remaining debts to officers’, less 302,859 debt forgiven attributable to the warrant resulted in $607,851 deferred beneficial conversion feature interest expense, a reduction of additional paid in capital, which will be amortized on a straight line basis over the life of the warrant or sooner if and when converted, of which 30,393 was amortized through June 30, 2014. On June 30, 2014, these Notes are convertible into approximately 1,275,863,375 shares of common stock, if available.

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

Equity Line Of Credit

During the fiscal year ended June 30, 2013, the Company issued 42,412,553 shares of Common Stock to cover the exercise of Put advances under Equity Line of Credit generating $80,853 of proceeds, net of $8,920 transaction fees.

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

Long Term Convertible Debentures / Notes Receivable / Debt Discount

The Company had 14 separate convertible debt arrangements with independent investors that were in effect at various times during the two fiscal years ended June 30, 2013 and 2014, three (3) of which were still active as of June 30, 2014.

During the fiscal year ended June 30, 2013, $ 39,000 of debt including $1,500 accrued interest thereon was converted into 40,451,179 shares of common stock to holders of Convertible Notes.

During the fiscal year ended June 30, 2014, $96,026 of debt including $13,026 of accrued interest and fees thereon was converted into 141,761,066 shares of common stock to holders of Convertible Notes.

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

As of June 30, 2012, this convertible note has $109,000 outstanding, which when combined with arrangements #8 and #9 totaled $802,060, which the Company entered into an amended agreement on June 1, 2012 whereby the Company agreed to make payments of principle and interest of $37,018 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. Also as of June 30, 2012 the derivative value of the embedded conversion feature of this arrangement when combined with arrangements #2 and #3 totaled $0; which when compared to the combine value of $1,567,512 created a non-cash credit to earnings of $1,567,512 in fiscal 2012. As of June 30, 2013 and June 30, 2014, the combined arrangements with JMJ in this note would be convertible into 219,050,990 and 237,807,785 at the conversion floor price of $.004; and only so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement. The Company has not made any payments of the $37,018 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance.

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

On June 30, 2014, given the changes in the Company’s stock price during the 20 day look-back period for June 30, 2014, this estimated liability had increased to $548,906, an increase this period of $410,210, creating a non-cash charge to earnings for the year ended June 30, 2014 of that amount.

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

As of June 30, 2013, this note would have been convertible into 700,806,707 shares of common stock at the original terms.

As of June 30, 2014, this note would be convertible into 1,392,162,326 shares of common stock at the original terms.

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

Arrangement 14 (MH Investment trust)

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $35,556 and the company recorded no loan discount as the quantity of shares was considered indeterminable at the date of funding. On June 30, 2014, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had increased to

$88,637, an increase for this period of $53,081creating a non-cash charge to earnings of that amount. Based upon the price of the Company’s common stock on June 30, 2014, this Note is convertible into approximately 100,952,381 shares of common stock.

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

As of June, 2014, the Company has received $227,744 of proceeds under the Equity Line relating to the resale of 135,990,000 shares of the Company’s common stock, net of $22,920 transaction fees. The amount of proceeds to be received under the Equity Line will depend upon the stock price of the Company at the various points in time it exercises the Put Option. As of June 30, 2014, the Company has received $145,428, $80,053 and $6,263 in Fiscal Years Ended June 30, 2012,  2013 and 2014,  under the Equity Line relating to the resale of 89,587,447, 42,412,553 and 3,990,000 shares of the Company’s common stock in Fiscal Years Ended June 30, 2012 , 2013 and 2014. The amount of proceeds to be received under the Equity Line will depend upon the stock price of the Company at the various points in time it exercises the Put Option.

BENEFICIAL CONVERSION FEATURE

In April 2009, the Board of Directors authorized the right for the officers to convert into shares of the Company's common stock officers' loans discussed in Note 9, plus accrued interest thereon, at any time for the next five years providing such shares are issued, outstanding and available, at a conversion price of $.0075. This conversion price was amended in August 2011 to $.0040. During the fiscal year ended June 30, 2014, the officers’ were authorized by the board of directors’ to enter into agreements to convert certain officer notes, previously convertible at $.004 from 2009 through April 2014, based upon the then concurrent terms of private placements with accredited investors; at $.0004, representing the now current terms of private placements with accredited investors. On June 30, 2014, these Notes are convertible into approximately 1,275,863,375 shares of common stock, if available.

SUBSEQUENT EVENTS

On August 8, 2014, the Company paid in full $40,000 principle and together with $2,632 accrued interest and $14,900 of prepayment fees to MH Investment Trust in satisfaction of its Convertible Promissory Note to MH Investment Trust for $40,000, originally funded on January 7, 2014.

On September 5, 2014 the Company announce on form 8k that pursuant to Section 4(2) of the Securities Act of 1933, as amended, the Company issued a convertible note to MH Investment Trust in a Private Placement. The Company received in $40,000 cash proceeds from the sale of the 6% Convertible Note that will be used as additional working capital.

From July 1, 2014 through September 15, 2014 the Company has completed transactions in a private placement of its common stock to 5 accredited investors pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The Company received proceeds of $170,000, made available for working capital, in connection with the issuance of 455,000,000 shares of its common stock at $.0004, including 30,000,000 shares to finders.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and notes included in this annual report. The statement of operations data for the years ended June 30, 2010, 2011, 2012, 2013 and 2014 and the balance sheet data as of June 30, 2010, 2011, 2012, 2013 and 2014 are derived from financial statements that have been audited by Demetrius & Company, L.L.C.

SUMMARY OPERATING DATA

Year Ended June 30,

(in thousands except per share data)

	Fiscal Years Ended June 30,
	2010	2011	2012	2013	2014
Total Revenues	$354	$49	$1	4	$581
Cost of Sales	66	50	15	15	352
Research and Development	2,203	626	53	126	2
General and administrative	1,845	1,823	7,921	1,202	4,100
Depreciation and amortization	25	15	14	12	12
Operating Loss	(3,785)	1,875	(8,002)	(1,351)	$(3,885)
Other income (expense) net	(118)	2,120	(446)	503	$(455)
Interest income (expense)	(3,463)	(141)	(344)	(293)	$(1,632)
Discontinued Operations	-	245	5	880	32
Net Loss	$(7,366)	$(486)	$(8,787)	(261)	$(5,944)
Continuing per share	$(.01)	$(.00)	$(.00)	(.00)	(.00)
Discontinued per share	$0	$(.00)	$(.00)	(.00)	0
Weighted Average shares outstanding	1,041,685,519	1,402,130,735	2,789,725,412	4,515,985,122	7,033,888,082

BALANCE SHEET DATA

in $000's

	2010	2011	2012	2013	2014
Cash and cash equivalents	$228	$2	$40	$1	$125
Working capital (deficit)	$201	$(2,705)	$(3,691)	$(4,370)	$(2,880)
Total assets	$5,844	$235	$186	$112	$860
Long-term obligations, net of current portion	$28	$16	$3	$40	$40
Total stockholders' (deficit)	$(7,884)	$(5,592)	$(5,503)	$(4,788)	$(3,555)

Selected Quarterly Financial Information

The statement of operations data as of the quarterly periods indicated below are derived from unaudited financial statements on Form 10Q filings, and include all adjustments (consisting of normal recurring items) that management considers necessary for a fair presentation of the financial statements.

FISCAL 2014 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS DATA:	September 30,		December 31,		March 31,		June 30,
	(in thousands, except share amounts)
Total revenues		$0		$54		$255		$272
Costs and Expenses:
Costs of Sales		0		50		151		151
Research and development		1		1		1		(1)
General administrative		247		245		446		3,162
Depreciation and amortization		3		3		3		3
Operating loss		(251)		(245)		(346)		(3,043)
Interest expense, Net		(78)		(79)		(1,393)		(82)
Other Income (expense)		(744)		679		(164)		(230)
Discontinued operations								32
Net (Loss)Income		$(1,073)		$355		$(1,903)		$(3,323)

Basic net (loss) gain per share-
Continuing operations		$(0.00)		$0.00		$(0.00)		$(0.00)
Discontinued operations	$	N/A	$	N/A	$	N/A		$0.00
Diluted net (loss) gain per share-
Continuing operations	$	N/A		$0.00	$	N/A	$	N/A
Discontinued operations	$	N/A	$	N/A	$	N/A	$	N/A
Shares used in basic net loss per share		5,258,640,472		5,443,409,801		7,561,827,456		10,161,132,304
Shares used in diluted net loss per share		N/A		6,000,000,000		N/A		N/A

FISCAL 2012 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS DATA:	September 30,	December 31,		March 31,		June 30,
	(in thousands, except share amounts)
Total revenues	$0		$1		$0		$0
Costs and Expenses:
Cost of sales	1		1		0		0
Research and development	41		10		1		1
General and administrative	6,888		346		359		328
Depreciation and amortization	4		4		4		2
Operating loss	(6,934)		(360)		(364)		(331)
Interest expense, Net	(71)		(44)		(72)		(157)
Other Income (expense)	826		534		(370)		(1,436)
Discontinued operations							5
Net ( Loss) Income	$(6,179)		$130		$(806)		$(1,919)

Basic net (loss) gain per share-
Continuing operations	$0		$0		$0		$0
Discontinued operations	$0		$0		$0		$0
Diluted net (loss) gain per share-
Continuing operations	$0		$0		$0		$0
Discontinued operations	$0	$	N/A	$	N/A	$	N/A
Shares used in basic net loss per share	2,053,984,273		2,765,647,479		2,971,015,232		3,419,465,827
Shares used in diluted net loss per share	N/A		3,608,180,728		N/A		N/A

Includes certain reclassification from previous reported amounts

FISCAL 2011 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS DATA:	September 30,	December 31,		March 31,		June 30,
	(in thousands, except share amounts)
Total revenues	$29		$1		$18		$1
Costs and Expenses:
Cost of sales	9		5		37		(1)
Research and development	193		141		111		180
General and administrative	523		446		455		398
Depreciation and amortization	3		4		4		4
Operating loss	(701)		(595)		(589)		(580)
Interest expense, Net	(30)		(25)		(26)		(60)
Other Income (expense)	2,725		(100)		(709)		204
Discontinued operations
Net ( Loss) Income	$1,994		$(720)		(1,324)		(436)
Basic net (loss) gain per share-
Continuing operations	$0		$0		$0		$0
Discontinued operations	$0		$0		$0		$0
Diluted net (loss) gain per share-
Continuing operations	$0		$0		$0		$0
Discontinued operations	$0	$	N/A	$	N/A	$	N/A
Shares used in basic net loss per share	1,189,554,845		1,226,037,125		1,456,690,423		1,602,502,264
Shares used in diluted net loss per share	1,713,140,738		N/A		N/A		N/A

FISCAL 2010 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS DATA:	September 30,	December 31,	March 31,	June 30,
	(in thousands, except share amounts)
Total revenues	$52	$34	$142	$126
Costs and Expenses:
Cost of sales	0	0	2	63
Research and development	515	579	712	397
General and administrative	421	489	453	482
Depreciation and amortization	5	7	7	7
Operating loss	(889)	(1041)	(1032)	(823)
Interest expense, Net	(681)	(42)	(33)	(31)
Other Income (expense)	1173	(2417)	1959	(3508)
Discontinued operations	0	0	0	0
Net ( Loss) Income	$(397)	$(3,500)	$894	$(4,362)
Basic net (loss) gain per share-
Continuing operations	$(0.01)	$(0.01)	$0.00	$(0.01)
Discontinued operations	$-	$-	$-	$-
Diluted net (loss) gain per share-
Continuing operations	$(0.01)	$(0.01)	$0.00	$(0.01)
Discontinued operations	$-	$-	$-	$-
Shares used in basic net loss per share	934,821,600	934,821,600	1,057,751,508	1,084,251,619
Shares used in diluted net loss per share	934,821,600	934,821,600	1,534,563,992	1,084,251,619

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

mPhase's Smart NanoBattery technology has been incorporated in leading-edge research and development projects supported by various groups within the U.S. Army for mission critical static random access memory (SRAM) backup and guided munitions applications. In July 2007, mPhase received a Small Business Technology Transfer (STTR) Program Phase I grant for $100,000 from the U.S. Army and in September 2008, was awarded a prestigious $750,000 (net $500,000) Phase II STTR grant to continue battery development work for the SRAM project. That award was renewed in 2009 for a second year. The company has also been working with the U.S. Army as part of a Cooperative Research and Development Agreement (CRADA). mPhase has focused on development of a lithium Smart NanoBattery. Working closely with Rutgers University, mPhase introduced the first version of the lithium Smart NanoBattery designed for portable electronics and microelectronic applications.

One version of the lithium battery based on a breakable separator was developed for an emergency flashlight application.

New Products developed and sold during Fiscal Year 2014

The Company completed development and began sales of the MPOWER Jump and MPOWER mini Jump products as part of its consumer product line. The Company outsourced the design, engineering, development and manufacturing of the products and it is anticipated that the Company will add the additional battery jump starter products. Prior to fiscal year 2014 the Company incurred approximately $12.139 million in development costs of its nano and battery products and has received a series of prototypes of the mini Jump products. The roll-out of the product that began in fiscal year 2014.generated gross revenues of $581,261 during the fiscal year ended June 30, 2014.

TWELVE MONTHS ENDED JUNE 30, 2014 VS. JUNE 30, 2013

Revenues. Total revenues for the year ended June 30, 2014 increased from $4,086 in 2013 to $581,261. The revenue increase for the current fiscal year was derived primarily from the sales of the mPower Jump and mPower Mini Jump products.

Cost of sales. Cost of sales increased $337,041 for the year ended June 30, 2014 to $352,135. This increase is attributable to sales of our mPower Jump and mPower Mini Jump products.

Research and Development. Research and development expenses were $2,168 for the year ended June 30, 2014 as compared to $125,982  in the year ended June 30, 2013, a decrease of $123,814. Such increase is attributable to development expense incurred with respect to the Company’s new mPower Jump and mPower Mini Jump products.

General and Administrative Expenses. Selling, general and administrative expenses were $4,100,325 for the year ended June 30, 2013 compared to $1,201,966 for the year ended June 30, 2013 an increase of $2,898,388. During fiscal year ended June 30, 2014, the Company incurred non-cash charges amounting to $2,717,624 for stock based compensation awarded to officers, employees and consultants. During fiscal year ended June 30, 2013, such charges amounted to $0. In addition the Company accrued and reduced salaries of the three officers of the Company in fiscal year ended June 30, 2013 resulting in lower payroll by approximately $156,707 as compared to the payroll for fiscal year ended June 30, 2014. Expenses were increased across the board, including an increase in marketing expense of $68,412 and investor relations expense of $61,215.

Other Income and Expense. During the current FYE 2014 non-cash charges included $0 for reparations, and net settlement income of $31,858. During the prior FYE 2013, non-cash charges included $92,000 for reparations, and net settlement income of $953,641. In addition during FYE 2014, the Company realized non-cash net charges of approximately $399,894 compared to a non-cash net gain of $557,918 in FYE 2013 resulting from the issuance and the changes in the derivative liability values relative to convertible debt. The current FYE 2014 includes a non- cash charge resulting from a change in derivative value of $399,894 increased in part by amortization of debt discount of $28,126, stock issuance costs and other charges including prepayment fees of $17,500. This compares to prior FYE 2013 which included a gain resulting from the change in derivative value of $838,796 offset in part by amortization of debt discount, and conversion floor fees and charges amounting to $317,128.

Net loss. mPhase recorded a net loss of $5,944,467 for the year ended June 30, 2014 as compared to a loss of $260,634 for the same period ended June 30, 2013. This represents a loss per common share of ($0.00 ) in 2014 as compared to $(.00) in 2013, based upon weighted average common shares outstanding of 7,033,888,082 and 4,515,985,122 during the periods ending June 30, 2014 and June 30, 2013 respectively.

CURRENT PLAN OF OPERATIONS

The Company is actively pursuing both military and commercial applications of its smart surface technology. The Company is actively seeking additional strategic partners. The Company is seeking such partners to custom tailor its Smart NanoBattery as a component for a commercial or military end product. The Company,subject to the availability of additional capital, will continue to aggressively deployment of its line of battery jump products and to enhance sales by offering additional versions of such products. The Company is also seeking funding under various U.S. government programs for companies seeking to employ new employees to stimulate the U.S. economy.

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

During fiscal year ended June 30, 2012 the Company commenced research, design and development of a prototype of a second new innovative automotive product with an initial cost of approximately $300,000. The Company, owing to its current financial austerity program in fiscal year ended June 30, 2013 has had to curtail significantly its research and development activities. In fiscal year 2014 the Company spent $2,168 on research and development primarily in connection with the roll-out of its mPower consumer product line of battery jump starter products.

The amount of research and development costs the Company has expended on its current technology, from its inception through June 30, 2014, is approximately $12,139,000.

STRATEGIC ALLIANCES IMPLEMENTED

The Company and Alcatel Lucent share jointly in certain intellectual property developed with respect to nanotechnology products. The Company has established a working relationship with Rutgers University for development and testing of lithium based batteries. In addition, the Company has a co-branding agreement with Porsche Design Studio for its emergency flashlight product.

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

As of June, 2014, the Company has received $227,744 of proceeds under the Equity Line relating to the resale of 135,990,000 shares of the Company’s common stock, net of $22,920 transaction fees. The amount of proceeds to be received under the Equity Line will depend upon the stock price of the Company at the various points in time it exercises the Put Option. As of June 30, 2014, the Company has received $145,428, $80,053 and $6,263 in Fiscal Years Ended June 30, 2012, 2013 and 2014,  under the Equity Line relating to the resale of 89,587,447, 42,412,553 and 3,990,000 shares of the Company’s common stock in Fiscal Years Ended June 30, 2012 , 2013 and 2014. The amount of proceeds to be received under the Equity Line will depend upon the stock price of the Company at the various points in time it exercises the Put Option.

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

Subsequent to September 30, 2009 the Company has not entered into, and presently the Company did not have, any contracts for warrants or other equity instruments subject to reclassification to liabilities as prescribed by FASB ASC Topic 815 (previously known as EITF 00-19) until August 10, 2011, when it entered into a Convertible Note of $25,000 that concurrently provided the note holder with a warrant and recorded an additional liability for the warrant.

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

LIQUIDITY AND CAPITAL RESOURCES

Through June 30, 2014, the Company had incurred development stage losses totaling approximately $(209,636,008) and had cash and cash equivalents of $125,423. At June 30, 2014, mPhase had a working capital deficit of $(2,880,044) as compared to a working capital deficit of $(4,410,117) as of June 30, 2013.

On February 12, 2014 at its Annual Meeting of Shareholders for the fiscal year ended June 30, 2013, shareholders of the Company authorized the Company to increase its authorized shares of common stock from 6 billion shares to 18 billion shares.

During the fiscal year ended June 30, 2014 the Company issued 4,579,628,375 shares of its common stock in private placement generating cash proceeds of $1,654,000 including 283,128,375 in finders’ shares and placement fees. During the fiscal year the Company issued 141,761,066 shares of common stock in connection with conversions of convertible securities together with interest and fees totaling $96,026. The Company prepaid two convertible notes with cash in the aggregate amount of $75,000 during the fiscal year.

In December of 2011, the Company entered into a $10,000,000 equity line of credit with Dutchess Opportunity Fund II, LLC. Under the equity line, the Company is eligible to “PUT” to the fund 20,000,000 shares of its common stock during any pricing period. The Company has registered a total of 250,000,000 shares of its common stock on a Form S-1 Registration Statement with the Securities and Exchange Commission that was declared effective on January 17, 2012. As of June, 2014, the Company has received $227,744 of proceeds under the Equity Line relating to the resale of 135,990,000 shares of the Company’s common stock, net of $22,920 transaction fees. The amount of proceeds to be received under the equity line will depend upon the stock price of the Company and the various points in time it exercises its Put option.

On June 6, 2012 the Company announced the restructuring of all of its convertible securities that were issued to JMJ Financial and John Fife of approximately $1,500,000.  The Company is currently in litigation with John Fife with respect to such restructuring. To date no action has been taken by JMJ Financial with respect to the Company. In the longer term, we estimate that the Company will need to raise approximately $5-10 million of additional capital above the funds anticipated from the monthly funding’s and conversions by holders of revised or replacement convertible securities, to meet longer term liquidity needs through June 30, 2013. Such monies will be necessary primarily to fund future operating expenditures as well as marketing, cost-reductions and commercialization of its Smart NanoBattery and automotive products. Finally, depending upon sales and margins in fiscal year 2014, additional capital may be required to fund a portion of any growth necessary in operations.

Cash used in operating activities was $1,625,671 during the twelve months ended June 30, 2014. During such period, the cash used by operating activities consisted principally of the net loss from operations of ($5,976,325) offset by settlement income of $31,858 from discontinued operations,  plus non-cash credits related to convertible debt issued and associated changes in derivative value ($428,020) reduced by an increase of accounts payable and accrued expenses of $271,132. These amounts are offset in part by non-cash charges related to issuance of common stock and options for services of $2,770,544.

During the twelve-month period ended June 30, 2014, the Company raised capital through private placements with accredited investors, whereby the Company issued 4,579,628,375 shares of the Company's common stock, generating net proceeds to the Company of $1,654,000.

During the twelve-month period ended June 30, 2013, the Company raised capital through private placements with accredited investors, whereby the Company issued 1,282,250,000 shares of the Company's common stock, generating net proceeds to the Company of $487,000.

Equity Conversions of Debt and Other Financial Instruments with Related Parties- Conversion of Debt to Officers’

During the fiscal year ended June 30, 2014, the officers’ were authorized by the board of directors’ to enter into agreements to convert certain officer notes, previously convertible at $.004 from 2009 through April 2014, based upon the then concurrent terms of private placements with accredited investors; at $.0004, representing the now current terms of private placements with accredited investors.

As a result thereon $723,729 of loans, accrued interest and unpaid salary were converted into 1,810,826,637 shares of common stock with a conversion rate of $.0004 per share and warrants to purchase shares of common stock at $.0004 for a term of five years effective March 31, 2014, respectively. In connection with these transactions the officers’ agreed to forego and cancel $425, 918 of accrued wages since fiscal 2013 and $238,321 of accrued interest since fiscal 2009 totaling a cancelation of  $664,239 of debt; which when combined with the beneficial conversion feature of the 1,810,826,637 of shares converted  for $723,729 of $1,673,261 less $361,380 debt forgiven attributable to the conversions resulted in $1,311,881 beneficial conversion feature interest expense during the nine months ended March 31, 2014, and the Company amortized $30,393 from April 1, 2014 through June 30, 2014 for a total of $1,342,274 beneficial conversion feature interest expense during the current period.

The value of the warrants computed using the black shoals method with a volatility of 100%, risk free interest rate of .05% and a term of five years which was computed to be $1,413,547 for the conversion feature at $.0004 at the option of the officers, to the extent shares are available and $502,837 of remaining debts to officers’, less 302,859 debt forgiven attributable to the warrant resulted in $607,851 deferred beneficial conversion feature interest expense, a reduction of additional paid in capital, which will be amortized on a straight line basis over the life of the warrant or sooner if and when converted, of which 30,393 was amortized through June 30, 2014. On June 30, 2014, these Notes are convertible into approximately 1,275,863,375 shares of common stock, if available.

CUMULATIVE LOSSES AND MANAGEMENT'S PLANS

Through June 30, 2014 the Company has incurred cumulative losses totaling approximately $209,636,008 and at June 30, 2014 had a working capital deficit of $(2,880,043). Funding in our traditional capital markets was difficult during FYE 2014. Management of the Company continued to limit unnecessary dilution by issuing large amounts of equity at depressed prices to raise sums of cash considered necessary to maintain operating levels. The Company was able to raise $1,654,000 from private placements of equity net of fees, resulting in the issuance of 4,579,628 shares of common stock including 283,128,375 shares to finders.

The Company has also significantly reduced employee compensation, in many instances by as much as 20%, commencing in July 2010 and the Company has maintained a reduced workforce and workspace through the Fiscal Year June 30, 2014. The Company did make a nominal restoration of management salary in April, 2014 subsequent to a significant conversion of Officers’ debt concurrent to a forgiveness by the officers’ for unpaid salary and approximately half (1/2) of interest accrued on notes to the officers’ which have been extended past their original repayment terms on multiple occasions.

In addition to deferring compensation from time to time the Company has obtained necessary working capital via bridge loans from officers (see notes payable to officers). Officers of the Company accrued unpaid salary from July 1 of 2013 through March 31 of 2014 of approximately $426,000 to further augment the cash flow needed to launch our JUMP products. On March 31, 2014 the Officers’ and the Company undertook of a comprehensive restructuring of debt to the Officers in which: a.) $723,729 of officers’ loans and a portion of accrued interest were settled for stock at $.0004 per share, or 1,809,326,625 common shares; b.) the Officers’ agreed forego the above reference unpaid salary of $425,918 and accrued interest on these loans of $238,321; and c.) the Officers’ agreed to extend the repayment terms of the remaining balance on these loans, $502,837, for a period of five (5) years and reduced the contractual interest rate from 12% to 6% and the new agreement amended the conversion feature, previously convertible at $.004, for a term of five (5) years commencing April 1, 2014; on terms comparable to concurrent from private placements of the Company’s common stock at $.0004 per share. (See Note 9).

The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to (1) satisfy its current obligations, (2) continue its research and development efforts, (3) continue its efforts to commercialize and sell and receive military grants for its SmartBattery, and (4) commercialize and sell its emergency flashlight and Jump products.

The Company is currently focused on development and commercialization of its battery jump starter product as well as the further development of its smart nano battery in both single and multi-cell form. The Company believes that these reserve batteries which have a much longer shelf life than conventional batteries will have significant commercial and military applications which the Company intends to actively pursue. .

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

See pages beginning page 69.

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

As of June 30, 2014, the management of the Company carried out an assessment, under the supervision of and with the participation of the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our evaluation concluded that the company had no material weakness which would result in the reasonable possibility of a material misstatement described above.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive officers are selected by the Board of Directors. No family relationships exist between any of the executive officers or directors. The following table sets forth certain information with respect to each person who is an executive officer or director. mPhase's executive officers and directors as of June 30, 2014 are as follows:

NAME	AGE	POSITION(S)
Ronald A. Durando	57	Chief Executive Officer and Director
Gustave T. Dotoli (2)	77	Chief Operating Officer and Director
Martin Smiley	66	Chief Financial Officer

OUTSIDE DIRECTORS

Abraham Biderman (1)(2)	66	Director
Dr. Victor Lawrence	65	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

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

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Directors, executive officers, and individuals owning more than 10 percent of mPhase common stock are required to file initial reports of ownership and changes in ownership with the SEC under Section 16(a) of the Securities Exchange Act of 1934, as amended. The SEC regulations also require those persons to provide copies of all filed Section 16(a) reports to the Company. mPhase has reviewed the report copies filed in fiscal year 2014 and, based also on written representations from those persons, the Company believes that there was compliance with Section 16(a) filing requirements for fiscal year 2014. All the officers and directors filed all of the required forms in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal year ended June 30, 2014 and the two previous fiscal years, the compensation earned by mPhase's chief executive officer and the other executive officers whose compensation was greater than $100,000 for services rendered in all capacities to the Company for the year ended June 30, 2014

SUMMARY EXECUTIVE COMPENSATION

NAME&								NON-
PRINCIPAL				STOCK		OPTION		EQUITY	PENSION
POSITION	YEAR	SALARY	BONUS	AWARDS		AWARDS		INCENTIVE	VALUE	OTHER		TOTAL
Ronald	2014	$118,333	$0	$1,136,000		0		N/A	N/A	$49,556	(4)	$1,303,889
Durando	2013	$61,667	$0	$0		0		N/A	N/A	$65,940		$127,607
Chief	2012	$110,000	$0	$2,488,500	(2)	$173,316	(3)	N/A	N/A	$54,681	(1)	$164,681
Executive Officer	2011	$160,000	$0	$0		$0		N/A	N/A	$33,728	(1)	$193,728

Gustave	2014	$85,000	$0	$686,000		$0		N/A	N/A	$37,614	(4)	$808,614
Dotoli	2013	$61,667	$0	$0		$0		N/A	N/A	$46,138		$104,805
Chief	2012	$107,333	$0	$1,858,500	(2)	$103,952	(3)	N/A	N/A	$36,103	(1)	$143,436
Operating Officer	2011	$144,000	$0	$0		$0		N/A	N/A	$18,610	(1)	$162,610

Martin	2014	85,000	$0	$686,000		$0		N/A	N/A	$33,516	(4)	$804,516
Smiley	2013	$61,667	$0	$0				N/A	N/A	$38,406		$100,073
CFO and	2012	$106,667	$0	$1,858,500	(2)	$62,394	(3)	N/A	N/A	$26,744	(1)	$133,411
General Counsel	2011	$140,000	$0	$0		$0		N/A	N/A	$16,569		$156,569

FOOTNOTES

(1)	Interest on loans to the Company.
(2)	Share grants are valued at the share price on the date the grant was authorized by the board of directors. The shares under the 2011 grant to officers are restricted from resale through August, 2015.
(3)	Directors revised the exercise price of options to purchase up to 98,000,000 shares of common stock previously granted to officers in September, 2008 (originally exercisable for 5 years with an exercise price of 5 cents per share). The exercise price of options to purchase up to 98,000,000 shares was revised to $.0040; the incremental cost of $339,700 was recorded as deferred compensation which will be amortized to expense through September 18, 2013.
(4)	Does not include $1,342,273 charged to beneficial conversion interest expense charged in FYE June 30, 2014 to amend the conversion feature of officer loans for Mssrs’ Durando, Dotoli & Smiley discussed in footnote 8.
(5)	Messrss. Durando, Dotoli and Smiley forgave a total of $425,918 of accrued and unpaid salary and $238,321 of accrued and unpaid interest as part of a debt/equity conversion that was effective March 31, 2014.

OUTSTANDING EQUITY AWARDS at FISCAL YEAR END JUNE 30, 2014

	Number of Securities underlying Unexercised Options (Exercisable)	Number of Securities underlying Unexercised Options (Unexercisable)	Equity Incentive Plan awards Number of Securities	Option Exercise Price	Option Expiration Date	Number of shares of stock that has not been vested	Market Value of Shares not vested	Equity Incentive
Ronald Durando	0			$				0
President CEO				$
				$
Gustave Dotoli	0			$				0
COO				$
				$
Martin Smiley	0			$				0
Executive VP				$
CFO Chief Legal Council				$

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

The Company does not have written employment agreements with any of the named Executive Officers. As previously noted under “Risk Factors” the Company has accrued and unpaid salary owed to its 3 Officers and is continuing such practice owing to limited financial resources.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee during fiscal 2014 were Messrs. Dotoli and Biderman . Mr. Biderman has never been an mPhase officer or employee. None of the Company's directors or executive officers served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire Board of Directors) of another entity during fiscal 2014 that has a director or executive officer serving also as a director on mPhase's Board of Directors. Mr. Dotoli, together with Mr. Durando and Mr. Ergul, were collectively controlling shareholders and Directors of Janifast Ltd. In March of 2009, Janifast Ltd. terminated operations.

COMPENSATION OF DIRECTORS

No Directors received compensation for their services as a Director.

AUDIT COMMITTEE

No members of the Audit Committee received compensation for their services on the Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of August 26, 2014 certain information regarding the beneficial ownership of our shares:

1.	by each person who is known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock;
2.	each of our directors;
3.	by each executive officer named in the Summary Compensation Table; and
4.	by all of our directors and executive officers as a group.

AFFILIATES (1 & 2)	Shares	Warrants/ conversion rights	Options	TOTAL	%

Victor Lawrence	10,100,000	-	-	10,100,000	0.07%
Anthony Guerino	-	-	-	-	0.00%
Abraham Biderman	45,226,890	-	-	45,226,890	0.33%
Gustave Dotoli (3)(5)	1,347,472,079	314,903,100	-	1,662,375,179	11.71%
Ron Durando (3)(4)	2,169,819,609	740,663,475	-	2,910,483,084	19.90%
Ned Ergul	24,213,343	-	-	24,213,343	0.17%
Martin Smiley (3)	1,313,760,629	220,297,100	-	1,534,057,729	10.88%

Total Affiliates	4,910,592,550	1,275,863,675	-	6,186,456,225	43.06%

(1) Unless otherwise indicated, the address of each beneficial owner is 587 Connecticut Avenue, Norwalk, Connecticut 06854–1711.

(2) Unless otherwise indicated, mPhase believes that all persons named in the table have sole voting and investment power with respect to all shares of the Company beneficially owned by them. The percentage for each beneficial owner listed above is based on 13,884,394,595 shares outstanding on August 26, 2014, and, with respect to each person holding options or warrants to purchase shares that are exercisable within 60 days after August 26, 2014, the number of options and warrants are deemed to be outstanding and beneficially owned by the person for the purpose of computing such person's percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes as warrants 740,663,475 shares, 314,903,100 shares and 220,297,100 shares issuable for loans plus accrued interest, if converted, for Messrs. Durando, Dotoli and Smiley respectively. Such conversions are subject to availability of authorized shares. On April 27, 2009, and amended as of August 25, 2011; the board of directors consolidated all amounts outstanding for all obligations to the officers, including unpaid compensation, and authorized the issuance of new notes with a term of five years, an interest rate of 12% and a conversion feature at a price of $.0040 on amounts outstanding plus accrued interest thereon. During the fiscal years ended June 30, 2009 , June 30, 2010 and in the three months ended September 30, 2011, the Company recorded $914,060 , $82,609 and $2,360, respectively, of beneficial interest expense with respect to the conversion feature. During the fiscal year ended June 30, 2014, the officers’ were authorized by the board of directors’ to enter into agreements to convert certain officer notes, previously convertible at $.004 from 2009 through April 2014, based upon the then concurrent terms of private placements with accredited investors; at $.0004, representing the now current terms of private placements with accredited investors. During the fiscal year ended June 30, 2014 the Company recorded $1,342,274 of beneficial conversion feature interest expense with respect to the conversion feature.

(4) Includes 1,950,671,992 shares owned by Karen Durando, his wife.

(5) Includes 1,324,364,274 shares owned by Patricia Dotoli, his wife.

	Shares	Warrants/ conversion rights	Options	TOTAL	%
Other investor (1)

John Fife dba St. George Investors-(Arrangement #6 Discuused in Footnote #8 of the Finanacial Statements)

On September 13, 2011, the Company issued a second Convertible Note to John Fife founder and president of St. George Investments, in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933. As of June 30, 2014, this note would be convertible into 1,392,162,326 shares of common stock at the original terms.	-	1,392,162,326	-	1,392,162,326	9.11%

The Company is currently in litigation with John Fife seeking to void the convertible note with Fife that gives rise to his claimed beneficial ownership set forth above.

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

Transactions with Officers, Directors and their Affiliates

Directors that were significant shareholders of Janifast Limited prior to its ceasing operations in March of 2009 included Messrs. Durando and Dotoli

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Twelve Months Ended June 30, 2014

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$118,333	$85,000	$85,000			$288,333
Interest	$49,556	$37,614	$33,516			$120,686
Rent					$20,090	$20,090
G&A					$18,281	$18,281
R&D						$0
Finders Fees				$54,000		$54,000
Stock based compensation (shares issued)*	$1,136,000	$686,000	$686,000			$2,508,000
Total compensation for the Twelve Months Ended June 30, 2014	$1,303,889	$808,614	$804,516	$54,000	$38,371	$3,009,390

Summary of compensation to related parties for the Twelve Months Ended June 30, 2013

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$61,667	$61,667	$61,667			$185,001
Interest	$65,940	$46,138	$38,406			$150,484
Rent					$5,290	$5,290
G&A					$7,666	$7,666
R&D						$0
Finders Fees				$28,500		$28,500
Total compensation for the Twelve Months Ended June 30, 2013	$127,607	$107,805	$100,073	$28,500	$12,956	$376,941

Summary of payables to related parties as of June 30, 2014

				Total Notes
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$289,015	$122,865	$0	$411,880			$411,880
Accrued Wages Officers	$0	$0	$0	$0			$0
Due to Officers / Affiliates					$150,000	$16,183	$166,183
Interest Payable	$7,250	$3,096	$88,119	$98,465			$98,465
Total Payable to Officers / Affiliates as of June 30, 2014	$296,265	$125,961	$88,119	$510,345	$150,000	$16,183	$676,528

Summary of payables to related parties as of June 30, 2013

				Total Notes
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$449,523	$322,963	$276,426	$1,048,912			$1,048,912
Accrued Wages Officers	$95,667	$95,667	$75,417	$266,751			$266,751
Due to Officers / Affiliates					$156,000	$56,084	$212,084
Interest Payable	$124,712	$84,883	$67,029	$276,624			$276,624
Total Payable to Officers / Affiliates as of June 30, 2012	$669,902	$503,513	$418,872	$1,592,287	$156,000	$56,084	$1,804,371

Conversion of Debt to Officers’

During the fiscal year ended June 30, 2014, the officers’ were authorized by the board of directors’ to enter into agreements to convert certain officer notes, previously convertible at $.004 from 2009 through April 2014, based upon the then concurrent terms of private placements with accredited investors; at $.0004, representing the now current terms of private placements with accredited investors. As a result thereon $723,729 of loans, accrued interest and unpaid salary were converted into 1,810,826,637 shares of common stock with a conversion rate of $.0004 per share and warrants to purchase shares of common stock at $.0004 for a term of five years effective March 31, 2014, respectively. In connection with these transactions the officers’ agreed to forego and cancel $425, 918 of accrued wages since fiscal 2013 and $238,321 of accrued interest since fiscal 2009 totaling a cancelation of  $664,239 of debt; which when combined with the beneficial conversion feature of the 1,809,326,625 of shares converted  for $723,729 of $1,673,261 less $361,380 debt forgiven attributable to the conversions resulted in $1,311,881 beneficial conversion feature interest expense during the nine months ended March 31, 2014, and the Company amortized $30,393 from April 1, 2014 through June 30, 2014 for a total of $1,342,274 during the current period. The value of the warrants computed using the black shoals method with a volatility of 100%, risk free interest rate of .05% and a term of five years which was computed to be $1,413,547 for the conversion feature at $.0004 at the option of the officers, to the extent shares are available and  $502,837 of remaining debts to officers’, less 302,859 debt forgiven attributable to the warrant resulted in $607,851 deferred beneficial conversion feature interest expense, a reduction of additional paid in capital, which will be amortized on a straight line basis over the life of the warrant or sooner if and when converted, of which 30,393 was amortized through June 30, 2014. On June 30, 2014, these Notes are convertible into approximately 1,275,863,375 shares of common stock, if available.

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

Transactions with Microphase Corporation

mPhase's President and Chairman of the Board of the Company are also employees of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase whereby it would use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement for fiscal year 2011 required mPhase to pay Micophase $3,000 per month. Microphase also charges fees for specific projects on a project-by-project basis. During the year ended June 30, 2013 and 2014, $12,596 and $38,371 respectively, have been charged to expense or inventory under these Agreements. Management believes that amounts charged to the Company by Microphase are commensurate with amounts that would be incurred if outside third parties were used. The Company is obligated to pay a 3% royalty to Microphase on revenues from its proprietary Traverser Digital Video and Data Delivery System and DSL component products.

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

SUBSEQUENT EVENTS

On August 8, 2014, the Company paid in full $40,000 principle and together with $2,632 accrued interest and $14,900 of prepayment fees to MH Investment Trust in satisfaction of its Convertible Promissory Note to MH Investment Trust for $40,000, originally funded on January 7, 2014.

On September 5, 2014 the Company announce on form 8k that pursuant to Section 4(2) of the Securities Act of 1933, as amended, the Company issued a convertible note to MH Investment Trust in a Private Placement. The Company received in $40,000 cash proceeds from the sale of the 6% Convertible Note that will be used as additional working capital.

From July 1, 2014 through September 26, 2014 the Company has completed transactions in a private placement of its common stock to 5 accredited investors pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The Company received proceeds of $170,000, made available for working capital, in connection with the issuance of 455,000,000 shares of its common stock at $.0004, including 30,000,000 shares to finders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The audit fees billed by our accounting firm of Demetrius Berkower, LLC.. for fiscal years ended June 30, 2014 and June 30, 2013 were $40,000 and $55,000.

Audit Related Services

There were no fees for audit related services billed for the fiscal year ended June 30, 2013. The fees billed for audit related services for the fiscal year ended June 30, 2014 were also $0.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K (1) Consolidated Financial Statements

(2) Financial Statement Schedules None.

(3) The Exhibits filed with this Form 10-K or, where so indicated by footnote in the case of previously filed exhibits, incorporated by reference are as set forth below:

2.1*	Exchange of Stock Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2(a) to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no. 000-24969)).

2.2*	Exchange of Stock Agreement and Plan of Reorganization dated June 25, 1998 (incorporated by reference to Exhibit 2(b) to our registration statement on Form 10SB-12G filed on May 6, 1999 (file no. 000-24969)).

3.1***	Certificate of Incorporation of the Company.

3.2***	Bylaws of the Company

4.1*	Minutes of Special Meeting of the Board of Directors held on April 27, 2009, authorizing convertibility of officers’ promissory notes. (Amendment No. 4 to Form 10-K for the period ended June 30, 2010, filed January 11, 2011 (file no. 000-30202))

10.1*	License Agreement, dated March 26, 1998, between the Company and Georgia Tech Research Corporation (incorporated by reference to Exhibit 10(e) to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no. 000- 24969)).

10.2*	First Amendment to the License Agreement dated January 8, 2001, between the Company and Georgia Tech Research Corporation (incorporated by reference to Exhibit 10.2 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).

10.9*	Facilities/Services Agreement between the Company and Microphase Corporation, dated as of July 1, 1998 (incorporated by reference to Exhibit 10.9 to our registration statement on Form S- 1 filed on June 18, 2001 (file no. 33- 63262).

10.10*	Company’s 2001 Stock Incentive incorporated by reference to Exhibit C to Preliminary Proxy on Schedule 14A filed on March 21, 2001 (file no. 000- 30202).

10.18***	Development Agreement effective February 3, 2004 between Lucent Technologies, Inc. and mPhase Technologies, Inc for development of micro fuel cell Nano Technology.

10.21***	Development Agreement effective March 1, 2005 between Lucent Technologies Inc and mPhase Technologies relating to development of Magnetometers.

10.22***	Amendment No. 2 to Development Agreement executed as of March 9, 2005 amending Development Agreement effective as of February 5, 2004, as amended relating to Micro Power Source Cells between mPhase Technologies, Inc. and Lucent Technologies, Inc.

10.33***	Amendment No. 3 dated May 19, 2006 to Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc. effective February 3, 2004 for Development of micro fuel cell Nanotechnology.

10.34***	Amendment No. 4 dated February 3, 2007 to Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc. effective February 3, 2004 for Development of micro fuel cell Nanotechnology.

10.35***	Cooperative Research Agreement Rutgers University and mPhase Technologies, Inc. executed October 18, 2005.

10.36***	Modification No. 1 to Cooperative Research Agreement with Rutgers University dated February 22, 2006.

10.37***	Modification No. 2 to Cooperative Research Agreement with Rutgers University dated September 22, 2006.

10.38***	Modification No. 3 to Cooperative Research Agreement with Rutgers University dated February 7, 2007.

10.40***	CT NanoBusiness Alliance Consulting Agreement dated May 10, 2007.

10.41***	Amendment No.5 dated April 28, 2007 to Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc. effective February 3, 2004 for Development of micro fuel cell Nanotechnology.

10.43*	Cooperative Research and Development Agreement between US Army Picatinny Arsenel and mPhase Technologies, Inc. dated December 20, 2006. (Exhibit 43 to Form S-1 filed July 12, 2007, File No. 333-144527).

10.44***.	Small Business Technology Transfer Collaboration Agreement between Rutgers University and mPhase Technologies, Inc. dated June 25, 2007

10.46*	Phase I Army Grant dated July 7, 2007 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.47*	Securities Purchase Agreement dated December 11, 1007 between mPhase Technologies, Inc. and Golden Gate Investors and Related Documents in connection with $1,500,000 Convertible Debenture Financing (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.48*	Securities Purchase Agreement dated February 29, 2008 between St. George Investments and mPhase Technologies, Inc and Related Documents in connection with $550,000 Convertible Debenture Financing. (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.49*	Documentation including $350,000 Convertible Note and $1,000,000 Convertible Note and Secured Note for $1,000,000 Financing between mPhase Technologies, Inc. and JMJ Financial dated March 25, 2008 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.52*	Phase II Army Grant dated August 29, 2008 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.53*	Securities Purchase Agreement dated September 12, 2008 between mPhase Technologies, Inc. and La Jolla Cove Investors and Related Documents in connection with $2,000,000 Convertible Debenture Financing (Form 8K filing dated September 18, 2008)

10.54*	Design Development Agreement between mPhase Technologies, Inc. and Porsche Design Studio for Emergency Flashlight dated November 3, 2008. (Form 8K filed on March 12, 2009) **

10.55*	Documentation dated December 31, 2008 for $1,100,000 Convertible Note and Secured Note Financing between mPhase Technologies, Inc. and JMJ Financial and Amendment to $350,000 Convertible Note Financing (Form 8K Filing dated January 21, 2009, Commission File No. 000-24969)

10.56*	Eagle Picher Proposal for mPhase Technologies, Inc. dated January 26, 2009 for design and development of mechanically- activated Reserve Battery to be used in Emergency Flashlight. (Form 8-K filed January 30, 2009)**

10.57*	Termination Agreement with Golden Gate Investors dated March 17, 2009 with respect to Convertible Debenture Financing dated December 11, 2007 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.59*	Documentation including $1,870,000 Convertible Note and Secured Note for Financing with JMJ Financial dated August 21, 2009 (Form 8K dated August 21, 2009, Commission File No. 000-24969)

10.60*	Documentation including two $1,200,00 Convertible Notes executed September 23, 2009 and November 17, 2009 and Secured Notes in connection with financing with JMJ Financial (Forms 8k dated December 23,2009 and December 30, 2009 respectively each Commission File No. 000-25969))

10.61*	Promissory Notes Payable to Mr. Durando (Amendment No. 4 to Form 10-K for the period ended June 30, 2010, filed January 11, 2011 30202))

10.62*	Promissory Notes Payable to Mr. Dotoli (Amendment No. 4 to Form 10-K for the period ended June 30, 2010, filed January 11, 2011 (fil 10.63*Promissory Notes Payable to Mr. Smiley (Amendment No. 4 to Form 10-K for the period ended June 30, 2010, filed January 11, 2011 (fi 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

10.63*	Promissory Notes Payable to Mr. Smiley (Amendment No. 4 to Form 10-K for the period ended June 30, 2010, filed January 11, 2011 (Commission File No. 000-30202))

10.64*	Forbearance Agreement dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife ( Exhibit 99.1 to Form 8k filed September 16, 2011, (Commission file No. 000-24969))

10.65*	Securities Purchase Agreement, dated as of September 13, 2011 between mPhase Technologies, Inc and John Fife ( Exhibit 99.2 to Form 8k filed September 16, 2011, (Commission file No. 000-24969))

10.66*	Officer’s Certificate delivered pursuant to Securities Purchase Agreement, dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife (Exhibit 99.3 to Form 8k filed September 16, 2011, (Commission file No. 000- 24969))

10.67*	Confession of Judgment 1 delivered pursuant to Securities Purchase Agreement, dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife (Exhibit 99.4 to Form 8k filed September 16, 2011, (Commission file No. 000- 24969))

10.68*	Confession of Judgment 2 delivered pursuant to Securities Purchase Agreement, dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife (Exhibit 99.5 to Form 8k filed September 16, 2011, (Commission file No. 000- 24969))

10.69*	Registration Rights Agreement dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife (Exhibit 99.6 to Form 8k filed September 16, 2011, (Commission file No. 000-24969))

10.70*	Convertible Note dated September 13, 2011issued by mPhase Technologies, Inc. to John Fife (Exhibit 99.7 to Form 8k filed September 16, 2011, (Commission file No. 000-24969))

10.71*	Convertible Note dated August 11, 2011 issued by mPhase Technologies to Jay Wright (Exhibit 10.71 to Amendment No.4 to Form S-1 filed January 17, 2012(Commission File No. 333-77248))

10.72 *	Warrant dated August 11, 2011 issued by mPhase Technologies to Jay Wright (Exhibit 10.72 to Amendment No.4 to Form S-1 filed January 17, 2012(Commission File No. 333-77248))

10.73*	Investment Agreement for Equity Line of Credit dated as of November 30, 2011 between mPhase Technologies, Inc. and Dutchess Opportunity Fund L.L.P. (Exhibit 10.73 to Amendment No.4 to Form S-1 filed January 17, 2012(Commission File No. 333-77248))

10.74*	Registration Rights Agreement for Equity Line of Credit dated as of November 30, 2011 between mPhase Technologies, Inc. and Dutchess Opportunity Fund II L.L.P. (Exhibit 10.74 to Amendment No.4 to Form S-1 filed January 17, 2012(Commission File No. 333-77248))

10.75*	Securities Purchase Agreement dated as of November 17, 2011 between Asher Enterprises, Inc. and mPhase Technologies, Inc.( Exhibit 99.1 to Form 8K filed November 30, 2011 (Commission file No. 000-24969))

10.76*	8%Convertible Note issued to Asher Enterprises, Inc. dated November 17, 2011 by mPhase Technologies, Inc.(Exhibit 99.2 to Form 8K filed November 30, 2011 (Commission file No. 000-24969))

10.77*	Securities Purchase Agreement dated as of January 5, 2012 between Asher Enterprises, Inc. and mPhase Technologies, Inc.( Exhibit 99.1 to Form 8K filed January 17, 2012 (Commission file No. 000-24969))

10.78*	8%Convertible Note issued to Asher Enterprises, Inc. dated January 5, 2012 by mPhase Technologies, Inc.(Exhibit 99.2 to Form 8K filed January 17, 2012 (Commission file No. 000-24969))

10.79*	Securities Purchase Agreement dated as of May 4, 2012 between Asher Enterprises, Inc. and mPhase Technologies, Inc.(Exhibit 10.79 to Form 10K for the fiscal year ended June 30, 2012 filed September 24, 2012 (Commission file No. 000-24969))

10.80*	8%Convertible Note issued to Asher Enterprises, Inc. dated May 4, 2012 by mPhase Technologies, Inc. (Exhibit 10.80 to Form 10K for the fiscal year ended June 30, 2012 filed September 24, 2012 (Commission file No. 000-30202))

10.81*	Stand Still and Restructuring Agreement entered into as of May 31,2012 with John Fife (Exhibit 99.1 to Form 8K filed June 5, 2012 (Commission file No. 000-24969))

10.82*	Stand Still and Restructuring Agreement entered into as of June 1,2012 with JMJ Fiancial (Exhibit 99.2 to Form 8K filed June 5, 2012 (Commission file No. 000-24969))

10.83*	Securities Purchase Agreement, dated as of December 4, 2012 between mPhase Technologies, Inc and Asher Enterprises, Inc. (Exhibit 99.1 to Form 8K dated December 13, 2012(Commission File No. 000-24969))

10.85*	Securities Purchase Agreement dated as of January 18, 2003 between mPhase Technologies, Inc. and Black Arch Opportunity Fund L.P. (Exhibit 99.1 to Form 8K dated January 22, 2013 (Commission File No. 000-24969))

10.86*	12% Convertible Promissory Note with an issue date of January 14, 2013 issued by mPhase Technologies, Inc. to Black Arch Opportunity Fund L.P. (Exhbit 99.2 to Form 8K dated January 22, 2013 (Commission File No. 000-24969))

10.87 *	Securities Purchase Agreement dated as of January 31, 2013 between mPhase Technologies, Inc. and Asher Enterprises, Inc. (Exhibit 99.1 to Form 8K dated February 15, 2013(Commission File No. 000-24969))

10.88*	8% Convertible Promissory Note dated as of January 31, 2013 issued by mPhase Technologies,Inc. to Asher Enterprises, Inc. (Exhibit 99,2 to Form 8k dated February 15, 2013 (Commission File No. 000-24969))

10.89*	Securities Purchase Agreement dated as of June 26, 2013 between mPhase Technologies, Inc. and Asher Enterprises, Inc. (Exhibit 99.1 to Form 8k dated July 18, 2013 (Commission File No. 000-24969))

10.90*	8% Convertible Promissory Note dated as of June 26, 2013 (Exhibit 99.2 to Form 8K dated July 18, 2013 (Commission File No. 000-24969))

10.91*	Securities Purchase Agreement dated as of January 10, 2014 between mPhase Technologies, Inc. and M H Investment Trust (Exhibit 99.1 to Form 8K dated January 10, 2014 (Commission File No 000-24969))

10.92*

12% Convertible Promissory Note dated as of January 10, 2014 between mPhase Technologies, Inc. and M H Investment Trust (Exhibit 99.2 to Form 8K dated January 10, 2014 (Commission File No 000-24969))

12% Convertible Promissory Note dated as of August 26, 2014 between mPhase Technologies, Inc. and M H Investment Trust (Exhibit 99.1 to Form 8K dated September 5, 2014 (Commission File No. 000-24969))

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

Report of Independent Registered Public Accounting Firm

To The Board of Directors and

Shareholders of mPhase Technologies, Inc.

We have audited the accompanying consolidated balance sheets of mPhase Technologies, Inc. (a New Jersey corporation in the development stage) and its subsidiaries as of June 30, 2013 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

Demetrius Berkower  LLC.

Wayne, New Jersey

September 29, 2014

mPHASE TECHNOLOGIES, INC.

Consolidated Balance Sheets

	June 30,	June 30,
	2013	2014

ASSETS
CURRENT ASSETS
Cash	$1,055	$125,423
Accounts receivable	-	83,428
Inventory, net	70,684	594,320
Prepaid and other current assets	23,013	57,239

TOTAL CURRENT ASSETS	$94,752	$860,410

Property and equipment, net	17,169	3,001

TOTAL ASSETS	$111,921	$863,411

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,089,617	$1,150,397
Accrued expenses	226,609	326,311
Due to related parties	212,084	166,183
Accrued Wages Officers	266,751	-
Notes payable, related parties	1,325,536	510,345
Short term notes	65,000	65,000
Current Portion, Long term convertible debentures	1,314,692	1,522,217
Current Portion, Long term debt	4,580	-

TOTAL CURRENT LIABILITIES	$4,504,869	$3,740,453

OTHER OBLIGATIONS CONVERTIBLE TO EQUITY
Convertible debt derivative liability	212,023	637,543
Long term portion of Convertible debentures	290,525	40,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, par value $.001, 6,000,000,000 and 18,000,000,000 shares authorized, 5,071,165,583 and 13,850,576,024 shares issued and outstanding at June 30, 2013 and 2014, respectively	5,071,164	13,850,574
Additional paid in capital	193,761,159	192,238,822
Deferred Compensation	(28,305)	-
Accumulated Deficit	(203,691,541)	(209,636,008)
Less-Treasury stock, 13,750 shares at cost	(7,973)	(7,973)
TOTAL STOCKHOLDERS' DEFICIT	$(4,895,496)	$(3,554,585)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$111,921	$863,411

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Consolidated Statements of Operations

	For the years ended June 30
	2013	2014

REVENUES	$4,086	$581,261

COSTS AND EXPENSES

Cost of Sales	15,094	352,135

Research and Development	125,982	2,168

General and Administrative (including non-cash stock related charges of $169,852 and $2,798,849 for the years ended June 30, 2013 & 2014, respectively)	1,201,966	4,100,354

Depreciation and Amortization	12,000	12,000

TOTAL COSTS AND EXPENSES	1,355,042	4,466,657

OPERATING LOSS	$(1,350,956)	$(3,885,396)

OTHER INCOME (EXPENSE)
Interest (Expense)	(292,987)	(1,632,316)
Net Reparation, Impairment and Other Income (Expense)	(18,540)	(4,040)
Net Charges related to Convertible Debt	521,668	(454,573)

TOTAL OTHER INCOME (EXPENSE)	210,141	(2,090,929)

Loss From Continuing Operations, before Income Taxes	$(1,140,815)	$(5,976,325)

Income From Discontinued Operations	880,181	31,858

Income Taxes	-	-

Net Loss	$(260,634)	$(5,944,467)

Net loss per share from:
Continuing Operations-Basic and Diluted	$(0.00)	$(0.00)
Discontinued Operations-Basic and Diluted	$0.00	$0.00

Weighted Average Number of Shares Outstanding;
Basic and Diluted	4,515,985,122	7,033,888,082

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Consolidated Statement OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock			Additional
		$.001 Par	Treasury	Paid in	Deferred	Accumulated	Stockholders'
	Shares	Value	Stock	Capital	Compensation	Deficit	(Deficit)
Balance June 30, 2012	3,666,051,851	$3,666,051	$(7,973)	$194,468,219	$(198,157)	$(203,430,907)	$(5,502,767)

Issuance of Common Stock to accredited investors in private placements, net of $28,500 fees and $92,000 of reparation expense	1,322,250,000	1,322,250	-	(743,250)	-	-	579,000

Amortization of deferred stock compensation	-	-	-	-	169,852	-	169,852

Common Stock issued to cover the exercise of Put advances under Equity Line of Credit, net of $8,920 transaction fees	42,412,553	42,412		37,641			80,053

Conversions of Convertible Debentures plus accrued interest	40,451,179	40,451		(1,451)			39,000

Net Loss for the Year Ended June 30, 2013	-	-	-	-	-	(260,634)	(260,634)

Balance June 30, 2013	5,071,165,583	$5,071,164	$(7,973)	$193,761,159	$(28,305)	$(203,691,541)	$(4,895,496)

Issuance of Common Stock to accredited investors in private placements, including 283,128,375 shares to finders, net of $54,000 fees	4,579,628,375	4,579,628		(2,925,628)			1,654,000

Amortization of deferred stock compensation					28,305		28,305

Common Stock issued to cover the exercise of Put advances under Equity Line of Credit, net of $500 transaction fees	3,990,000	3,990		2,273			6,263

Conversions of Convertible Debentures plus accrued interest	141,761,066	141,761		(45,735)			96,026

Return to treasury and cancelation of shares previously issued to officers	(885,000,000)	(885,000)		885,000			-

Issuance of shares and warrants for Conversions of Officers' loans and Cancellation of accrued wages	1,809,326,625	1,809,327		890,520			2,699,847

Beneficial Conversion Feature Interest Expense Charged to Additional Paid in Capital				30,393			30,393

Issuance of Common Stock for services	3,129,704,375	3,129,704		(359,160)			2,770,544

Net Loss for the Year Ended June 30, 2014						(5,944,467)	(5,944,467)

Balance June 30, 2014	13,850,576,024	$13,850,574	$(7,973)	$192,238,822	$-	$(209,636,008)	$(3,554,585)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	For The Years Ended
	June 30,
	2013	2014
Cash Flow From Operating Activities:
Net (Loss) From Continuing Operations	$(1,140,815)	$(5,976,325)
Net Income From Discontinued Operations	880,181	31,858
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,972	14,168
(Gain) on debt extinguishments	(953,641)	(31,858)
Non-cash charges relating to issuance of common stock, common stock options and warrants	-	2,770,544
Reparation charges	92,000	-
Derivative value and debt discount charges (credits)	(557,918)	428,020
	169,852	1,349,622
Other non cash charges including amortization of deferred compensation and beneficial conversion interest expense
Changes in assets and liabilities:
Accounts receivable	-	(83,745)
Inventories	15,810	(523,635)
Prepaid expenses and Other current assets	3,640	(33,909)
Accounts payable, Accrued expenses	579,287	271,132
Due to from related parties
Microphase / Janifast/Lintel	2,956	(33,401)
Officers and Other	198,000	160,000
Net cash used in operating activities	$(694,676)	$(1,625,671)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock, exercises of warrants, net of finders fees	659,053	1,660,263
Payment of short term notes & equipment loans	(11,735)	(4,580)
Proceeds from issuance of convertible debentures	115,000	77,500
Repayment of Convertible Debentures	(92,000)	(37,500)
Net Proceeds (Repayment) from notes payable related parties	(14,500)	16,856
Net cash provided by financing activities	655,818	$1,750,039

Net increase (decrease) in cash	$(38,858)	$124,368
CASH AND CASH EQUIVALENTS, beginning of year	$39,913	$1,055
CASH AND CASH EQUIVALENTS, end of year	$1,055	$125,423

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

1. ORGANIZATION AND NATURE OF BUSINESS

mPhase, a New Jersey corporation founded in 1996, is a publicly-held company with over 23,000 shareholders and approximately 13.85 billion shares of common stock outstanding as of June 30, 2014. The Company's common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL.

The Company historically has focused much of its efforts in the commercial deployment of its TV+ products for delivery of broadcast IPTV, and DSL component products which include POTS splitters. Beginning in 2004, the Company added a new line of power cell batteries and electronic sensors (magnetometers) being developed through the use of nano-technology.

In recent years, the Company has shifted its primary business focus to the development of innovative power cells and related products through the science of microfluidics, microelectromechanical systems (MEMS) and nano- technology. Using these disciplines, it has developed a battery that has a significantly longer shelf life prior to activation than conventional batteries. In addition, such battery product, unlike conventional batteries, is capable of disposal after use without harm to the environment. During the current fiscal year, the Company launched it Jump products.

On April 17, 2007, the Company announced that it had formed AlwaysReady, Inc., a New Jersey Corporation, as a new wholly-owned subsidiary. The Company planned to transfer all of its nano-technology assets and appropriate liabilities to such company so as to separate its nano-technology product line from its IPTV product. Although management and staff of AlwaysReady Inc. were hired, the Company has funded all operations of Always Ready Inc. to date and no assets or liabilities have been transferred.

On June 20, 2007, the Company announced the formation of a new subsidiary, Granita Media, Inc. ("Granita"), a Delaware corporation, to promote and develop its IPTV product line including targeted advertising and middleware solution. Capitalization of Granita amounted to $514,000 of equity, provided by employees and independent investors. During FYE June 30, 2008, related assets and liabilities were transferred to Granita and its results consolidated into the these financial statements. Additional funding was to have been arranged from outside institutional financing and potentially involve the sale of up to 10% of the common stock of Granita with mPhase retaining 90% of the stock of Granita. Owing to very challenging conditions in the capital markets, Granita was unable to raise funds necessary to operate as a self-sufficient enterprise and fund the additional software development necessary for a targeted advertising enhancement capability of its TV+ solution. In order to conserve financial resources, all employees of Granita were either terminated or had resigned by December 31, 2007. (See also Note 7.) As of June 30, 2010, the Company has treated Granita as a discontinued business.

We are headquartered in Norwalk, Connecticut with an office inClifton, NJ. mPhase shares common office space with Microphase Corporation, a privately held company in which the CEO of the Company owns a minority interest. Microphase is a leader in the field of radio frequency and filtering technologies within the defense and telecommunications industry. It has been in operation for over 50 years and has supported mPhase with engineering, administrative and financial resources.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

2. CUMULATIVE LOSSES AND MANAGEMENT'S PLANS

Through June 30, 2014, the Company incurred cumulative losses totaling approximately $(209,636,008) and at June 30, 2014 had a working capital deficit of $(2,880,043). Funding in our traditional capital markets was difficult during FYE 2013 and 2014.

The Company was able to enter into convertible debt arrangements and an equity line of credit and private placements of equity with independent investors to provide liquidity and capital resources during the preceding two fiscal years. Such arrangements have provided the Company with cash in the amounts of  $967,428 and $682,052 during FYE 2012 and 2013 respectively. In addition and from time to time during FYE 2012 and 2013, the Company raised necessary working capital via bridge loans from officers. During FYE June 30, 2014 the Company received proceeds from private placements with accredited investors of approximately $1,654,000.

The Company is currently focused on the continued development and commercialization of its "Always Ready" battery product using the science of nanotechnology. The Company believes that such battery has a much longer shelf life than conventional batteries and will have significant commercial and military applications. The Company is also actively working on the commercialization and marketing of its emergency flashlight, the mPower Emergency Illuminator. The Company launched its JUMP product line during the fiscal year ended June 30, 2014 generating over $580,000 of sales since December, 2013. The Company has suspended development of its magnetometer sensor devices and discontinued all activities related to its IPTV business. It is unclear whether any intellectual property related to those operations will have significant value.

The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) successfully develop, market and sell its products. The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2015 and continue its development and commercialization efforts.

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

BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”), which require the Company to make estimates and assumptions regarding the valuations of certain financial instruments, the valuation of goodwill, compensation, deferred tax assets, the outcome of litigation and tax matters, and other matters that affect the consolidated statement of financial condition and related disclosures. The Company believes that the estimates utilized in the preparation of the consolidated statement of financial condition are prudent and reasonable. Actual results could differ materially from these estimates. All material intercompany balances and transactions with its subsidiaries have been eliminated in consolidation.

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

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

REVENUE RECOGNITION

As required, mPhase has adopted the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements," which provides guidelines on applying generally accepted accounting principles to revenue recognition based on the interpretations and practices of the SEC. The Company recognizes revenue on its research grant contract upon delivery of milestones defined in the contract, at the fixed predetermined price under the contract in which payment is reasonably expected as enumerated in SAB104. The Company recognizes revenue on it JUMP products when the products are shipped and title passes to the customer.

RESEARCH AND DEVELOPMENT

Research and Development cost are charged to operations when incurred. The amounts charged to expense for the years ended 2013, 2014 were $125,982 and $2,168, respectively.

PATENTS AND LICENSES

Patents and licenses are capitalized when mPhase determines there will be a future benefit derived from such assets, and are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset, generally five years. As of June 30, 2013 and 2014, the book value of such assets has been fully amortized.

INVENTORIES

The Company uses the First In First Out method (FIFO) to account for inventory which is carried at the lower of market value or cost. As of June 30, 2013 and June 30, 2014, the inventory related to the Emergency Flashlight was valued at $70,684and $54,799, net of a $23,935 and $39,547 reserve, respectively.

The inventory related to the new Jump products was valued at $537,276 on June 30, 2014. All inventories for both periods presented represent finished goods.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

LONG-LIVED ASSETS

The Company reviews long-term assets for impairment whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. The Company also assesses these assets for impairment based on their estimated future cash flows.

REPARATION EXPENSE

As an incentive for additional equity contributions, the Company will from time to time, adjust the cost of past private purchases of common stock through the issuance of additional shares in such magnitude as to reduce an investors cost to an average price that more closely approximates current market value. The market value of additional shares issued without cash investment is charged to Reparation Expense, which is included in Other Expenses. Reparations expenses have amounted to $92,000 and $0 for the years ended 2013 and 2014, respectively.

LOSS PER COMMON SHARE, BASIC AND DILUTED

mPhase accounts for net loss per common share in accordance with the requirements FASB ASC 260 Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had convertible debentures (if converted in full – see note 9) outstanding at June 30, 2014, convertible into, respectively, approximately 100,952,381 immediately (and additionally up to 1,629,970,111 shares  of the Company's common stock could be required for Convertible Notes held by John Fife and JMJ Financial depending on  the outcome of certain disputes between  the Company and each of such Convertible Note holders) based upon the conversion terms at June 30, 2014. The Company has also granted a conversion feature to certain officers for notes outstanding, giving these note holders the right to convert principal and interest outstanding, subject to availability, into 1,275,863,675 shares of the Company’s common stock based on a $.0004 per share conversion price as amended (see note 10). The inclusion of the common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share and have been omitted in such computation.

BUSINESS CONCENTRATIONS AND CREDIT RISK

To date, the Company's products have been sold to a limited number of customers, earlier primarily in the telecommunications and defense industry and recently including some sales of the Emergency Illuminator. During the fiscal year ended 2013 sales consisted primarily of the Company’s mPower emergency illuminator. During the fiscal year ended 2014 sales consisted primarily of the Company’s new Jump products. Sales of individual Jump products are prepaid in advance and sales to distributors have terms of net 15 or less while sales to retail chains have terms of 60 days. Throughout the year, cash balances that the Company maintains at financial institutions may exceed the Federal Deposit Insurance Corporation insurance limitation of up to $250,000. Cash balances exceeded FDIC insured limits at times throughout the years ended June 30, 2013 and 2014.

MATERIAL EQUITY INSTRUMENTS

The Company has material equity instruments including convertible debentures and convertible notes that are accounted for as derivative liabilities (SEE Note-9) and options and warrants that are evaluated quarterly for potential reclassification as liabilities pursuant to current accounting guidance.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives are recorded on the balance sheet at fair value. The conversion features of the convertible debentures are embedded derivatives and are separately valued and accounted for on our balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining fair value of our derivatives is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management's judgment and may impact net income. During the fiscal years ended June 30, 2013 and June 30, 2014, the Company utilized an expected life of 20 and 10 days based upon the look-back period of its convertible debentures and notes and a volatility of 100%.

INCOME TAXES

The Company accounts for income taxes in accordance with accounting guidance now codified as Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2013and 2014, the Company had a full valuation allowance against its deferred tax assets.

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

The Company files U.S. and state income tax returns with various statutes of limitations. The 2010 through 2013 tax years generally remain subject to examination by federal and most state tax authorities.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits, if any, in interest and operating expenses. No interest or penalties were recorded for the years ended June 30, 2013 and 2014.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash, accounts payable, long term debt, line of credit, convertible debt and due to related parties. Management believes the estimated fair value of cash, accounts payable and debt instruments at June 30, 2014 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. Fair value of due to related parties cannot be determined due to lack of similar instruments available to the Company.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

NEW ACCOUNTING PRONOUNCEMENTS

In October 2012, the FASB issued ASU2012-04, Technical Corrections and Improvement which contains amendments to make technical corrections, clarifications, and limited-scope improvements to various topics throughout the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012(our fiscal 2016). We do not anticipate the adoption of this amendment to have a material impact on our consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, Clarifring the Scope of Disclosures about Offsetting Assets and Liabilities. This update amends ASC 210, “Balance Sheet,” specifically the disclosure requirements created by ASU 2011-11, Disclosures About Offsetting Assets and Liabilities, issued by the FASB in December 2011. This update clarifies the scope of these disclosure requirements to be applicable only to derivatives and securities borrowing and lending transactions that are offset in accordance with GAAP or are subject to an enforceable master netting arrangement or similar agreement. The disclosure requirements continue to be effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013, which will be fiscal 2014 for the Company. Based on the scope clarification of this update, the Company does not believe it has any financial instruments requiring these disclosures but will continue to evaluate this assessment.

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

4. SUPPLEMENTAL CASH FLOW INFORMATION

	For the years ended June 30,
	2013	2014
Statement of Operation Information:

Beneficial Conversion feature interest expense of Officers’ Notes	$-	$1,342,274
Interest Accrued Unpaid	$420,380	$285,275
Interest Paid (net interest income)	$10,552	$30,525

Non Cash Investing and Financing Activities:

Conversion of Convertible Debt and Related Expenses to common stock	$39,000	$96,026
Conversion of Officers' Notes to common stock	$-	$723,729
Cancellation of Accrued Wages Officers'	$-	$425,918
Cancellation of Accrued Interest Officers'	$-	$238,321
Issuances of Common Stock for services & amortization of deferred stock compensation	$169,852	$2,798,849

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

5. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

	June 30,
	2013	2014
Research Equipment	$48,383	$48,383
Office and Marketing	142,280	142,280
Gross Cost	190,663	190,663
Less Accumulated Depreciation	(173,494)	(187,662)

Net Property and Equipment	$17,169	$3,001

Depreciation expense for the years ended June 30, 2013 and 2014 was $15,972 and $14,168, respectively, of which $3,474 and $2,168, respectively, relates to research laboratory and testing equipment included in research and development expense.

6. ACCRUED EXPENSES

Accrued expenses consist of the following as of each Balance Sheet date:

	June 30,
	2013	2014
Accrued Interest- Convertible Debentures	$143,756	$285,274
Other Accrued Expenses	$82,853	$41,037
Total	$226,609	$326,311

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

7. GRANITA MEDIA

Effective July 1, 2007, the Company formed Granita Media, Inc. to separate its IPTV business and facilitate the raising of capital. Pursuant to an arrangement with four employees of mPhase, such employees were terminated from mPhase as of July 1, 2007 and became employees of Granita Media Inc. and invested solely in the common stock of Granita Media Inc. Under the arrangement, each of the four employees were required to invest $125,000 in exchange for an aggregate 2% equity interest in Granitia Media, Inc, with mPhase continuing to own 98% of the Company. The four employees contributed a total of $339,000 of the total $500,000 equity investment required from them and raised from third party investors another $175,000 for a total of $514,000. Granita Media has 19,000,000 shares of common stock outstanding of which 18,000,000 was owned by mPhase Technology and 1,000,000 was being held for issuance to the four employees and the third party investors pending an agreement among such persons of the allocation of such shares. Under the terms of the arrangement between mPhase and the four employees, such employees were authorized to sell up to 7.99% of additional equity in the Company for a total of not less than $2,000,000 of additional capital by December 31, 2007. As noted above, the employees raised a total of $175,000 of outside capital only and pursuant to the arrangement, such employees either resigned or were terminated by mPhase together with several lower level employees of Granita. A dispute arose between Granita Media and one of the former employees with respect to a sum of approximately $176,000 included in short term loans. It is the Company's position that such sums were voluntarily advanced to fund operating expenses after July 1, 2007. Since the four employee/officers of Granita Media were required to cover operating expenses of Granita Media after July 1, 2007 through equity investments either directly or from third parties, the Company took the position that neither such amount nor any related interest and fees are owed to the employee. In addition, the Company had substantial rights of offset for unpaid rent with respect to the portion of its Little Falls office occupied by Granita Media after July 1, 2007. Granita Meida, Inc. ceased operations in December of 2007. In the fourth quarter of fiscal year 2010, the Company elected to treat Granita Media, Inc. as a discontinued operation.

8. SHORT TERM NOTES PAYABLE

Short term debt is comprised of the following:

	June 30, 2013	June 30, 2014
Note payable to Granita Employee (See note #6) Note payable to law firm bearing 8% interest, originally monthly installments of $5,000 per month commencing in June 2002 and continuing through December 1, 2003 with a final payment of principal plus accrued interest due at maturity on December 31, 2003, this note was in arrears as of June 30, 2004 and the Company negotiated a new settlement arrangement as of August 31, 2004. Under such settlement agreement, the Company made a $100,000 cash payment and gave a cashless warrant to purchase $150,000 worth of common stock valued at $.25 per share. In addition, the Company agreed to pay $25,000 on each of December 1, 2004, March 1, 2005, June 1, 2005, September 1, 2005 and $50,000 on December 1, 2005. Thereafter, the Company was obligated to pay $25,000 on each of March 1, 2006, June 1, 2006, September 1, 2006 with a final payment of $75,000 on December 1, 2006, of which $10,000 was paid in 2008. The Company is currently in default with respect to the remainder.	$65,000	$65,000

Total Short Term Notes	$65,000	$65,000

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

9. STOCKHOLDERS' EQUITY

mPhase initially authorized capital of 50,000,000 shares of common stock with no par value. On February 23, 2000, the Board of Directors proposed, and on May 22, 2000 the shareholders approved, an increase in the authorized capital to 150,000,000 shares of common stock. On June 15, 2004, a Special Meeting of Shareholders of the Company approved a proposal by the Company to amend the Company's Certificate of Incorporation under New Jersey law to increase the authorized shares of common stock from 150 million to 250 million shares and change the par value of all shares of common stock from no par to $0.01 par stock. Effective June 2005, June 2006, and June 2008, the Company received authorization to increase the number of authorized shares to 500 million, 900 million and 2 billion, respectively. A further increase in the number of authorized shares of common stock to 6 billion was approved at a Special Meeting of Shareholders of the Company held on June 29, 2011. Finally the Company received shareholder approval to increase its authorized shares to 18 billion on February 12, 2014, so that as June, 2014, the Company has 18 billion authorized shares of common stock.

On November 28, 2011, the Company amended the par value of its common stock from $.01 to $.001. The Balance Sheet at June 30, 2011 was restated to reflect this change with a reduction of $14,656,520 to the value of common stock and a corresponding increase to additional paid in capital for the same amount. Transactions recorded in the Statement of Changes in Stockholders’ Deficit were presented at the $.001 par value for the fiscal years ended June 30, 2013 and 2014.

All other debt converted involved long term convertible debentures which are discussed below:

Long Term Convertible Debentures / Debt Discount and Related Interest

The Company has entered into 14 separate convertible debt arrangements with independent investors relevant to the last two fiscal years as detailed below.

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

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

9. STOCKHOLDERS' EQUITY- (continued)

Long Term Convertible Debentures / Notes Receivable / Debt Discount

The Company had 14 separate convertible debt arrangements with independent investors that were in effect at various times during the two fiscal years ended June 30, 2013 and 2014, three (3) of which were still active as of June 30, 2014.

During the fiscal year ended June 30, 2013, $ 39,000 of debt including $1,500 accrued interest thereon was converted into 40,451,179 shares of common stock to holders of Convertible Notes.

During the fiscal year ended June 30, 2014, $96,026 of debt including $13,026 of accrued interest and fees thereon was converted into 141,761,066 shares of common stock to holders of Convertible Notes.

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

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

9. STOCKHOLDERS' EQUITY- (continued)

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

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

9. STOCKHOLDERS' EQUITY- (continued)

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

As of June 30, 2012, this convertible note has $109,000 outstanding, which when combined with arrangements #8 and #9 totaled $802,060, which the Company entered into an amended agreement on June 1, 2012 whereby the Company agreed to make payments of principle and interest of $37,018 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. Also as of June 30, 2012 the derivative value of the embedded conversion feature of this arrangement when combined with arrangements #2 and #3 totaled $0; which when compared to the combine value of $1,567,512 created a non-cash credit to earnings of $1,567,512 in fiscal 2012. As of June 30, 2013 and June 30, 2014, the combined arrangements with JMJ in this note would be convertible into 219,050,990 and 237,807,785 at the conversion floor price of $.004; and only so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement. The Company has not made any payments of the $37,018 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance.

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

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

9. STOCKHOLDERS' EQUITY- (continued)

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

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

9. STOCKHOLDERS' EQUITY- (continued)

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

On June 30, 2014, given the changes in the Company’s stock price during the 20 day look-back period for June 30, 2014, this estimated liability had increased to $548,906, an increase this period of $410,210, creating a non-cash charge to earnings for the year ended June 30, 2014 of that amount.

The Company entered into an amended agreement on June 1, 2012, when principle of $557,500 accrued interest of $66,338 and $95,611 of contractual charges totaled $719,449; with this noteholder whereby the Company agreed to make payments of principle and interest of $33,238 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. As of September 30, 2012 this note would be convertible into 789,645,351 shares of common stock at the original terms. The Company has not made any payments of the $33,238 installment payments commencing October 1, 2012 and the holder has continued to accrue interest on the outstanding balance.  On November 20, 2012, mPhase Technologies, Inc. (the “Company”) formally received an Event of Default and Redemption Notice dated November 16, 2012 with respect to an 8% Convertible Note dated September 13, 2011 issued by the Company to St. George Investments LLC and assigned to John Fife. The notice included alleged defaults with respect to payments owed by the Company under the Convertible Note and the failure to convert the Note into shares of the Company’s common stock. The alleged amount owed according to the notice is approximately $902,279. The Company believes it has affirmative defenses to the actions of the holder of the Convertible Note as well as counterclaims against the Holder.

As of June 30, 2013, this note would have been convertible into 700,806,707 shares of common stock at the original terms.

As of June 30, 2014, this note would be convertible into 1,392,162,326 shares of common stock at the original terms.

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

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

9. STOCKHOLDERS' EQUITY- (continued)

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

At the time of the transaction, the embedded conversion feature of this security was calculated to be $24,966 and the loan discount totaled $27,466, which amount was fully amortized during the year ended June 30, 2013. During the fiscal year ended June 30, 2013, $ 37,500 of this debt together with $1,500 accrued interest thereon was converted into 40,451,179 shares of common stock repaying this note in full.

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

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

9. STOCKHOLDERS' EQUITY- (continued)

During the year ended June 30, 2014, the Company issued 53,313,811 shares of common stock to repay this note in full together with $11,811 accrued interest and $9,054 prepayment fees thereon The estimated liability for the embedded conversion fee was reduced by $43,508, creating a non cash credit to earnings for this period as the note was paid in full.

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

During the year ended June 30, 2014, the Company issued 88,447,255 shares of common stock to repay this note, in full, together with $2,120 accrued interest. The estimated liability for the extended conversion fee of $29,729 at June 30, 2013 was reduced to zero during the year ended June 30, 2014 creating a non-cash credit to earnings for this period as the loan was repaid in full.

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

Arrangement 14 (MH Investment trust)

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

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

9. STOCKHOLDERS' EQUITY- (continued)

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $35,556 and the company recorded no loan discount as the quantity of shares was considered indeterminable at the date of funding. On June 30, 2014, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had increased to $88,637, an increase for this period of $53,081 creating a non-cash charge to earnings of that amount. Based upon the price of the Company’s common stock on June 30, 2014, this Note is convertible into approximately 100,952,381 shares of common stock.

The following table summarizes notes payable under convertible debt and debenture agreements as of:

	June 30,	June 30,
	2013	2014

Arrangement #3 - JMJ Financial, Inc	$802,060	$802,060
Arrangement #6 - St. George Investments	$720,157	$720,157
Arrangement #11-Black Arch Opportunity Fund L.P.	$30,000	$-
Arrangement #12-Asher Enterprises V	$53,000	$-
Arrangement #14 -MH Investment trust	$-	$40,000
Total notes payable	$1,605,217	$1,562,217
less: unamortized debt discount	$-	$-
Convertible Notes payable, net of discount	$1,605,217	$1,562,217
Convertible Notes payable-short term portion	$1,314,692	$1,522,217
Convertible Notes payable-long term portion	$290,525	$40,000

Included in accrued expenses is $143,756 and $285,274 interest accrued on these notes at June 30, 2013 and 2014, respectively.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

9. STOCKHOLDERS' EQUITY- (continued)

During the fiscal year ending June 30, 2014, the following transactions impacted stockholders’ equity

Private Placements

During the fiscal year ended June 30, 2014, the Company received $1,654,000 of net proceeds from the issuance of 4,579,628,375 shares of common stock in private placements with accredited investors, including 283,128,375 shares to finders and $54,000 in fees.

Equity Line Of Credit

During the fiscal year ended June 30, 2014, the Company issued 3,990,000 shares of Common Stock to cover the exercise of Put advances under Equity Line of Credit generating $6,263 of proceeds, net of $500 transaction fees.

Return of Shares to Treasury and Cancellation

During the fiscal year ended June 30, 2014 three (3) officers’ returned 885,000,000 shares of common stock to treasury and cancelled of shares previously issued to these officers.

Stock Based Compensation

The Company issued awards of 3,129,704,375 shares of common stock to Officers, Directors, Employees and consultants during the fiscal year ended June 30, 2013 valued at $2,770,544.

Conversion of debt securities

During the fiscal year ended June 30, 2014, $96,026 of debt was converted into 141,761,066 shares of common stock to holders of Convertible Notes.

Conversion of Debt to Officers’

During the fiscal year ended June 30, 2014, the officers’ were authorized by the board of directors’ to enter into agreements to convert certain officer notes, previously convertible at $.004 from 2009 through April 2014, based upon the then concurrent terms of private placements with accredited investors; at $.0004, representing the now current terms of private placements with accredited investors.

As a result thereon $723,729 of loans, accrued interest and unpaid salary were converted into 1,810,826,637 shares of common stock with a conversion rate of $.0004 per share and warrants to purchase shares of common stock at $.0004 for a term of five years effective March 31, 2014, respectively. In connection with these transactions the officers’ agreed to forego and cancel $425, 918 of accrued wages since fiscal 2013 and $238,321 of accrued interest since fiscal 2009 totaling a cancelation of  $664,239 of debt; which when combined with the beneficial conversion feature of the 1,809,326,625 of shares converted  for $723,729 of $1,673,261 less $361,380 debt forgiven attributable to the conversions resulted in $1,311,881 beneficial conversion feature interest expense during the nine months ended March 31, 2014, and the Company amortized $30,393 of deferred beneficial conversion feature interest from April 1, 2014 through June 30, 2014 for a total of $1,342,274 beneficial conversion feature interest expense during the current period.

The value of the warrants computed using the black shoals method with a volatility of 100%, risk free interest rate of .05% and a term of five years which was computed to be $1,413,547 for the conversion feature at $.0004 at the option of the officers, to the extent shares are available and  $502,837 of remaining debts to officers’, less 302,859 debt forgiven attributable to the warrant resulted in $607,851 deferred beneficial conversion feature interest expense, a reduction of additional paid in capital, which will be amortized on a straight line basis over the life of the warrant or sooner if and when converted, of which $30,393 was amortized through June 30, 2014. On June 30, 2014, these Notes are convertible into approximately 1,275,863,375 shares of common stock, if available.

Reparations

The Company did not issue any shares to investors for reparations.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

9. STOCKHOLDERS' EQUITY- (continued)

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

Equity Line Of Credit

During the fiscal year ended June 30, 2013, the Company issued 42,412,553 shares of Common Stock to cover the exercise of Put advances under Equity Line of Credit generating $80,853 of proceeds, net of $8,920 transaction fees.

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

As of June, 2014, the Company has received $227,744 of proceeds under the Equity Line relating to the resale of 135,990,000 shares of the Company’s common stock, net of $22,920 transaction fees. The amount of proceeds to be received under the Equity Line will depend upon the stock price of the Company at the various points in time it exercises the Put Option. As of June 30, 2014, the Company has received $145,428, $80,053 and $6,263 in Fiscal Years Ended June 30, 2012,  2013 and 2014,  under the Equity Line relating to the resale of 89,587,447, 42,412,553 and 3,990,000 shares of the Company’s common stock in Fiscal Years Ended June 30, 2012 , 2013 and 2014. The amount of proceeds to be received under the Equity Line will depend upon the stock price of the Company at the various points in time it exercises the Put Option.

BENEFICIAL CONVERSION FEATURE

In April 2009, the Board of Directors authorized the right for the officers to convert into shares of the Company's common stock officers' loans discussed in Note 9, plus accrued interest thereon, at any time for the next five years providing such shares are issued, outstanding and available, at a conversion price of $.0075. This conversion price was amended in August 2011 to $.0040. During the fiscal year ended June 30, 2014, the officers’ were authorized by the board of directors’ to enter into agreements to convert certain officer notes, previously convertible at $.004 from 2009 through April 2014, based upon the then concurrent terms of private placements with accredited investors; at $.0004, representing the now current terms of private placements with accredited investors. On June 30, 2014, these Notes are convertible into approximately 1,275,863,375 shares of common stock, if available.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

9. STOCKHOLDERS' EQUITY- (continued)

STOCK INCENTIVE PLANS

A summary of the stock option activity for the years ended June 30, 2013 and 2014 pursuant to the terms of both plans, which include incentive stock options and non-qualified stock options, as set forth on the table below:

		Weighed
		Average
	Number of	Exercise
	Options	Price
Outstanding at June 30, 2009	145,293,000	$0.11
Granted	0
Exercised	0
Cancelled/Expired	(7,775,000)	(0.25)
Outstanding at June 30, 2010	137,518,000	$0.087

Granted	0
Exercised	0
Cancelled/Expired	(23,798,000)	(.21)
Outstanding at June 30, 2011	113,720,000	$0.063

Granted	0
Exercised	0
Cancelled/Expired	(8,960,000)	(.21)
Outstanding at June 30, 2012	104,760,000	$0.0071

Granted	0
Exercised	0
Cancelled/Expired	(85,000)	(.21)
Outstanding at June 30, 2013	104,675,000	$0.0052

Granted	0
Exercised	0
Cancelled/Expired	(104,675,000)	(.52)
Outstanding at June 30, 2014	0	$0.000

As of June 30, 2014 no options remained outstanding.

Warrants

As of June 30, 2013 and 2014 no warrants remained outstanding, other than the convertible note feature for certain officers’ discussed above and in Note 9.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

10. RELATED PARTY TRANSACTIONS

Mr. Durando, the President and CEO of mPhase, together with Mr. Ergul own a controlling interest and are officers of Janifast Limited. Mr. Durando and Mr. Dotoli are officers of Microphase Corporation. Mr. Ergul, retired as the chairman of the board of mPhase in Nov 2007, owns a controlling interest and is a director of Microphase Corporation.

During the years ended June 30, 2013 and 2014, Mr. Biderman charged finders’ fees of $28,500 and $54,000.

As of June 30, 2012 and 2013, outstanding bridge loans from Mr. Smiley, including accrued interest thereon, amounted to $301,800 and $343,455. All of the promissory notes were payable on demand.

As of June 30, 2012 and 2013, unpaid compensation owing to Mr. Durando and Mr. Dotoli, plus accrued interest thereon at 12% per annum, equaled $515,345 and $372,407 and $574,235 and $407,846, respectively.

During the Fiscal Year ended June 30, 2014 $425, 918 of accrued wages were forgiven by the Officers’ concurrent with conversions discussed below.

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

The Company recorded beneficial conversion interest expense of $82,609, $0, $2,230 and $0 during the years ended June 30, 2010, 2011, 2012 and 2013, respectively, on the conversion feature based upon principal at the commitment date and accrued interest through June 30 of 2010, 2011, 2012 and 2013, respectively.

The officers' notes plus accrued interest are convertible into approximately 331,384,000 shares of the Company's common stock based upon the conversion terms at June 30, 2013. As discussed below, the Officers’ converted $723,729 of these notes into 1,809,326,625 shares of common stock with a conversion rate of $.0004 per share and amended the conversion feature to provide for the conversion of the remaining Officers’ loans, reduced by the forgiveness of $238,321 of accrued interest, into shares of common stock at a conversion price of $.0004 for a term of five years effective March 31, 2014, At June 30, 2014 these notes and accrued interest at the amended rate of 6% effective April 1, 2014, totaled $510,345. On June 30, 2014, these Notes are convertible into approximately 1,275,863,375 shares of common stock, if available.

MICROPHASE

The Company leases office space from Microphase at its Norwalk location. Rental expense charged by Microphase was $993 through December 31, 2013 and increased to $1,675 January 1,2014 and $3,175 per month at Norwalk. In addition, Microphase provides certain research and development services and shares administrative personnel from time to time.

During the years ended June 30, 2013 and 2013, Microphase Corporation charged the Company $5,290 and $20,090 for rent and $7,666 and $18,281 for administrative expenses.

Conversion of Debt to Officers’

During the fiscal year ended June 30, 2014, the officers’ were authorized by the board of directors’ to enter into agreements to convert certain officer notes, previously convertible at $.004 from 2009 through April 2014, based upon the then concurrent terms of private placements with accredited investors; at $.0004, representing the now current terms of private placements with accredited investors. As a result thereon $723,729 of loans, accrued interest and unpaid salary were converted into 1,809,326,625 shares of common stock with a conversion rate of $.0004 per share and warrants to purchase shares of common stock at $.0004 for a term of five years effective March 31, 2014, respectively. In connection with these transactions the officers’ agreed to forego and cancel $425, 918 of accrued wages since fiscal 2013 and $238,321 of accrued interest since fiscal 2009 totaling a cancelation of $664,239 of debt; which when combined with the beneficial conversion feature of the 1,809,326,625 of shares converted for $723,729 of $1,673,261 less $361,380 debt forgiven attributable to the conversions resulted in $1,311,881 beneficial conversion feature interest expense during the nine months ended March 31, 2014, and the Company amortized $30,393 from April 1, 2014 through June 30, 2014 for a total of $1,342,274 during the current period. The value of the warrants computed using the black shoals method with a volatility of 100%, risk free interest rate of .05% and a term of five years which was computed to be $1,413,547 for the conversion feature at $.0004 at the option of the officers, to the extent shares are available and $502,837 of remaining debts to officers’, less 302,859 debt forgiven attributable to the warrant resulted in $607,851 deferred beneficial conversion feature interest expense, a reduction of additional paid in capital, which will be amortized on a straight line basis over the life of the warrant or sooner if and when converted, of which $30,393 was amortized through June 30, 2014. On June 30, 2014, these Notes are convertible into approximately 1,275,863,375 shares of common stock, if available.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

10. RELATED PARTY TRANSACTIONS - (continued)

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Twelve Months Ended June 30, 2014

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$118,333	$85,000	$85,000			$288,333
Interest	$49,556	$37,614	$33,516			$120,686
Rent					$20,090	$20,090
G&A					$18,281	$18,281
R&D						$0
Finders Fees				$54,000		$54,000
Stock based compensation (shares issued)*	$1,136,000	$686,000	$686,000			$2,508,000
Total compensation for the Twelve Months Ended June 30, 2014	$1,303,889	$808,614	$804,516	$54,000	$38,371	$3,009,390

Summary of compensation to related parties for the Twelve Months Ended June 30, 2013

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$61,667	$61,667	$61,667			$185,001
Interest	$65,940	$46,138	$38,406			$150,484
Rent					$5,290	$5,290
G&A					$7,666	$7,666
R&D						$0
Finders Fees				$28,500		$28,500
Total compensation for the Twelve Months Ended June 30, 2013	$127,607	$107,805	$100,073	$28,500	$12,956	$376,941

Summary of payables to related parties as of June 30, 2014

				Total Notes
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$289,015	$122,865	$0	$411,880			$411,880
Accrued Wages Officers	$0	$0	$0	$0			$0
Due to Officers / Affiliates					$150,000	$16,183	$166,183
Interest Payable	$7,250	$3,096	$88,119	$98,465			$98,465
Total Payable to Officers / Affiliates as of June 30, 2014	$296,265	$125,961	$88,119	$510,345	$150,000	$16,183	$676,528

Summary of payables to related parties as of June 30, 2013

				Total Notes
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$449,523	$322,963	$276,426	$1,048,912			$1,048,912
Accrued Wages Officers	$95,667	$95,667	$75,417	$266,751			$266,751
Due to Officers / Affiliates					$156,000	$56,084	$212,084
Interest Payable	$124,712	$84,883	$67,029	$276,624			$276,624
Total Payable to Officers / Affiliates as of June 30, 2012	$669,902	$503,513	$418,872	$1,592,287	$156,000	$56,084	$1,804,371

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

11. INCOME TAXES

The accompanying consolidated balance sheet includes the following components of deferred taxes under the liability method:

	2013	2014
Deferred Tax Assets
Net operating loss carry forward	$36,309,600	$43,804,725
	36,309,600	43,804,725
Net Deferred Tax Asset	36,309,600	43,804,725
Valuation allowance	(36,309,600)	(43,804,725)
	$-	$-

The valuation allowance at June 30, 2012 was $43,045,200.

At June 30, 2014, the Company has federal net operating loss carry forwards of approximately $112.5 million and $55.5 million to offset future federal and state income taxes, respectively, which expire at various times from 2016 through 2033. The federal net operating loss carry forwards may be subject to the separate return loss limitation rules and IRC section 382 limitations due to changes in ownership. The Company has assessed the evidence of its forecasted future operations against the potential likelihood of the realization of the deferred tax assets to make the determination that the Company will not utilize these carry forwards and has recorded a valuation allowance against the net deferred tax asset.

The Company had net losses of $1,882,032 in 2014 and $260,634 in 2013. Deferred income taxes relate principally to the use of net operating loss carry forwards; these can differ from computations based upon book losses for the use for tax purposes of accelerated depreciation methods and the difference in the book and tax basis of certain stock based compensation.

The provision for income taxes from continuing operations differs from taxes that would result from applying Federal statutory rates because of the following:

	Year ended June 30,
	2013		2014
	Amount	Percent	Amount	Percent
Taxes at Federal Statutory Rate	$(88,615)	(34.0%)	$(640,754)	(34.0%)
State Taxes Net of Federal Tax	(14,595)	(5.60%)	(105,536)	(5.60%)
Valuation Allowance	103,210	39.6%	746,290	39.6%
	$-	-	$-	-

At June 30, 2013 and 2014, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at June 30, 2013 and 2014.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

12. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Our corporate headquarters is located at 587 Connecticut Avenue, Norwalk, CT 06854-1711. The Company leases this office space from Microphase Corporation under a facilities agreement with Microphase that provided office space on a month-to-month basis for $993 per month through December 31, 2013. As of January 1, 2014, the lease increased to $1,675 per month and as of April 1, 2014, increased to $3,175. The Company also leased an office in East Rutherford, New Jersey for an average monthly cost of $1,880 from July 1, 2013 to August 31, 2014. On August 15, 2014, the Company moved its New Jersey office to Clifton, New Jersey with a one year lease with monthly rent of $4,020.

CONTINGENCIES

As noted above, the Company is in litigation with John Fife with respect to a Convertible Note issued on September 13, 2011 in the original principal amount of $557,000. Fife is seeking damages including attorney’s fees on a Motion for Summary Judgment in the amount in excess of $1,300,000. The Company has filed a motion opposing Summary Judgment and is seeking to void the Convertible Note under Section 29(b) of the Securities Exchange Act of 1934, as amended, on the basis that Fife failed to disclose a prior Consent Decree in a Registration Statement filed by the Company effective January 17, 2012 under which Fife sold shares in April of 2012. The matter is pending in the federal district court in the North East District of Illinois. The Company is unable to predict the outcome of this litigation at this time.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

13. FAIR VALUE MEASUREMENTS

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

	Fair Value Measurements Using
	Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	June 30, 2013	June 30, 2014
Balance, Beginning	$898,734	$212,023
Increase (Decrease) in Derivative and associated liabilities	(553,893)	399,894
Debt discounts	(132,818)	25,626
Balance, Ending	$212,023	$637,543

Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is input is unobservable. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.

14. SUBSEQUENT EVENTS

On August 8, 2014, the Company paid in full $40,000 principle and together with $2,632 accrued interest and $14,900 of prepayment fees to MH Investment Trust in satisfaction of its Convertible Promissory Note to MH Investment Trust for $40,000, originally funded on January 7, 2014.

On September 5, 2014 the Company announce on form 8k that pursuant to Section 4(2) of the Securities Act of 1933, as amended, the Company issued a convertible note to MH Investment Trust in a Private Placement. The Company received in $40,000 cash proceeds from the sale of the 6% Convertible Note that will be used as additional working capital.

From July 1, 2014 through September 26, 2014 the Company has completed transactions in a private placement of its common stock to 5 accredited investors pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The Company received proceeds of $170,000, made available for working capital, in connection with the issuance of 455,000,000 shares of its common stock at $.0004, including 30,000,000 shares to finders.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: September 29, 2014

	By:	/s/ RONALD A. DURANDO
Ronald A. Durando
President, CEO

	By:	/s/ MARTIN SMILEY
Martin Smiley
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Ronald A. Durando, Chief Executive Officer, Director	September 29, 2014
Gustave T. Dotoli, Chief Operating Officer, Director	September 29, 2014
Martin S. Smiley, Executive Vice President, Chief Financial Officer and General Counsel	September 29, 2014
Abraham Biderman, Director	September 29, 2014
Victor Lawrence, Director	September 29, 2014

