Form 10-K/A
period 2014-06-30
MPHASE TECHNOLOGIES INC
filed 2014-10-23
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K, Amendment No. 1

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

Documents Incorporated by Reference

None.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2012

Explanatory Note

This Form 10-K/A (Amendment No.1) to the annual report of mPhase Technologies Inc. (the “Company”) amends our Annual report for June 30, 2014, which was originally filed on September 29, 2014.The report in the initial filing was prior to the formal approval for the release of the Report by our Independent Registered Public Accounting Firm.

In addition, the Company is also concurrently filing certain reclassifications with expanded and revised disclosure in this amendment No. 1 to Form 10K/A for the fiscal year ended June 30, 2014, in both;

(a.)	The Management’s Discussion and Analysis section, which begins on page 49; and

(b.)	The Consolidated Financial Statements and the corresponding Footnotes to the Consolidated Financial Statements, which begin on page 71.

The Company hereby amends and replaces the Form 10-K for June 30, 2014 in its entirety. The reclassified financial statement items had no effect on Net Loss for the Year, Total Stockholders’ Deficit or Total Assets for the fiscal year ended June 30, 2014.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the Amendment includes new certifications of our principal executive officer and principal financial officer on Exhibits 31.1 and 31.2, each as of the filing date of the Amendment.

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

From July 1, 2014 through October 22, 2014 the Company has completed transactions in a private placement of its common stock to 5 accredited investors pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The Company received proceeds of $245,000, made available for working capital, in connection with the issuance of 642,500,000 shares of its common stock at $.0004, including 30,000,000 shares to finders.

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

SUMMARY OPERATING DATA

Year Ended June 30,

(in thousands except per share data)

	Fiscal Years Ended June 30,
	2010	2011	2012	2013	2014
Total Revenues	$354	$49	$1	4	$581
Cost of Sales	66	50	15	15	352
Research and Development	2,203	626	53	126	2
General and administrative	1,845	1,823	7,921	1,202	4,100
Depreciation and amortization	25	15	14	12	12
Operating Loss	(3,785)	1,875	(8,002)	(1,351)	$(3,885)
Other income (expense) net	(118)	2,120	(446)	503	$(423)
Interest income (expense)	(3,463)	(141)	(344)	(293)	$(1,632)
Discontinued Operations	-	245	5	880	-
Net Loss	$(7,366)	$(486)	$(8,787)	(261)	$(5,944)
Continuing per share	$(.01)	$(.00)	$(.00)	(.00)	(.00)
Discontinued per share	$0	$(.00)	$(.00)	(.00)	0
Weighted Average shares outstanding	1,041,685,519	1,402,130,735	2,789,725,412	4,515,985,122	7,033,888,082

BALANCE SHEET DATA

in $000's

	2010	2011	2012	2013	2014
Cash and cash equivalents	$228	$2	$40	$1	$179
Working capital (deficit)	$201	$(2,705)	$(3,691)	$(4,370)	$(2,880)
Total assets	$5,844	$235	$186	$112	$860
Long-term obligations, net of current portion	$28	$16	$3	$40	$40
Total stockholders' (deficit)	$(7,884)	$(5,592)	$(5,503)	$(4,788)	$(3,555)

Selected Quarterly Financial Information

The statement of operations data as of the quarterly periods indicated below are derived from unaudited financial statements on Form 10Q filings, and include all adjustments (consisting of normal recurring items) that management considers necessary for a fair presentation of the financial statements.

FISCAL 2014 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS DATA:	September 30,		December 31,		March 31,		June 30,
	(in thousands, except share amounts)
Total revenues		$0		$54		$255		$272
Costs and Expenses:
Costs of Sales		0		50		151		151
Research and development		1		1		1		(1)
General administrative		247		245		446		3,162
Depreciation and amortization		3		3		3		3
Operating loss		(251)		(245)		(346)		(3,043)
Interest expense, Net		(78)		(79)		(1,393)		(50)
Other Income (expense)		(744)		679		(164)		(230)
Discontinued operations
Net (Loss)Income		$(1,073)		$355		$(1,903)		$(3,323)

Basic net (loss) gain per share-
Continuing operations		$(0.00)		$0.00		$(0.00)		$(0.00)
Discontinued operations	$	N/A	$	N/A	$	N/A	$	N/A
Diluted net (loss) gain per share-
Continuing operations	$	N/A		$0.00	$	N/A	$	N/A
Discontinued operations	$	N/A	$	N/A	$	N/A	$	N/A
Shares used in basic net loss per share		5,258,640,472		5,443,409,801		7,561,827,456		10,161,132,304
Shares used in diluted net loss per share		N/A		6,000,000,000		N/A		N/A

FISCAL 2013 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS DATA:	September 30,		December 31,		March 31,		June 30,
	(in thousands, except share amounts)
Total revenues		$2		$0		$0	$2
Costs and Expenses:
Cost of sales		13		0		0	2
Research and development		1		1		1	123
General and administrative		283		302		268	349
Depreciation and amortization		3		3		3	3
Operating loss		(298)		(306)		(272)	(475)
Interest expense, Net		(70)		(71)		(75)	77
Other Income (expense)		661		(361)		(139)	(342
Discontinued operations							880
Net ( Loss) Income		$293		$(738)		$(486)	$670

Basic net (loss) gain per share-
Continuing operations		$0.00		$(0.00)		$(0.00)	$0.00
Discontinued operations	$	N/A	$	N/A	$	N/A	$0.00
Diluted net (loss) gain per share-
Continuing operations		$0.00		$(0.00)		$(0.00)	$0.00
Discontinued operations	$	N/A	$	N/A	$	N/A	$0.00
Weighted Average Number of
shares Outstanding
Basic		4.030,772,724		4,215,768,806		4,381,966,680	4,448,975,901
Diluted		6,000,000,000		N/A		N/A	6,000,000,000

FISCAL 2012 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS DATA:	September 30,	December 31,		March 31,		June 30,
	(in thousands, except share amounts)
Total revenues	$0		$1		$0		$0
Costs and Expenses:
Cost of sales	1		1		0		0
Research and development	41		10		1		1
General and administrative	6,888		346		359		328
Depreciation and amortization	4		4		4		2
Operating loss	(6,934)		(360)		(364)		(331)
Interest expense, Net	(71)		(44)		(72)		(157)
Other Income (expense)	826		534		(370)		(1,436)
Discontinued operations							5
Net ( Loss) Income	$(6,179)		$130		$(806)		$(1,919)

Basic net (loss) gain per share-
Continuing operations	$0		$0		$0		$0
Discontinued operations	$0		$0		$0		$0
Diluted net (loss) gain per share-
Continuing operations	$0		$0		$0		$0
Discontinued operations	$0	$	N/A	$	N/A	$	N/A
Shares used in basic net loss per share	2,053,984,273		2,765,647,479		2,971,015,232		3,419,465,827
Shares used in diluted net loss per share	N/A		3,608,180,728		N/A		N/A

Includes certain reclassification from previous reported amounts

FISCAL 2011 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS DATA:	September 30,	December 31,		March 31,		June 30,
	(in thousands, except share amounts)
Total revenues	$29		$1		$18		$1
Costs and Expenses:
Cost of sales	9		5		37		(1)
Research and development	193		141		111		180
General and administrative	523		446		455		398
Depreciation and amortization	3		4		4		4
Operating loss	(701)		(595)		(589)		(580)
Interest expense, Net	(30)		(25)		(26)		(60)
Other Income (expense)	2,725		(100)		(709)		204
Discontinued operations
Net ( Loss) Income	$1,994		$(720)		(1,324)		(436)
Basic net (loss) gain per share-
Continuing operations	$0		$0		$0		$0
Discontinued operations	$0		$0		$0		$0
Diluted net (loss) gain per share-
Continuing operations	$0		$0		$0		$0
Discontinued operations	$0	$	N/A	$	N/A	$	N/A
Shares used in basic net loss per share	1,189,554,845		1,226,037,125		1,456,690,423		1,602,502,264
Shares used in diluted net loss per share	1,713,140,738		N/A		N/A		N/A

FISCAL 2010 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS DATA:	September 30,	December 31,	March 31,	June 30,
	(in thousands, except share amounts)
Total revenues	$52	$34	$142	$126
Costs and Expenses:
Cost of sales	0	0	2	63
Research and development	515	579	712	397
General and administrative	421	489	453	482
Depreciation and amortization	5	7	7	7
Operating loss	(889)	(1041)	(1032)	(823)
Interest expense, Net	(681)	(42)	(33)	(31)
Other Income (expense)	1173	(2417)	1959	(3508)
Discontinued operations	0	0	0	0
Net ( Loss) Income	$(397)	$(3,500)	$894	$(4,362)
Basic net (loss) gain per share-
Continuing operations	$(0.01)	$(0.01)	$0.00	$(0.01)
Discontinued operations	$-	$-	$-	$-
Diluted net (loss) gain per share-
Continuing operations	$(0.01)	$(0.01)	$0.00	$(0.01)
Discontinued operations	$-	$-	$-	$-
Shares used in basic net loss per share	934,821,600	934,821,600	1,057,751,508	1,084,251,619
Shares used in diluted net loss per share	934,821,600	934,821,600	1,534,563,992	1,084,251,619

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

General and Administrative Expenses. Selling, general and administrative expenses were $4,100,354 for the year ended June 30, 2014 compared to $1,201,966 for the year ended June 30, 2013 an increase of $2,898,388. During fiscal year ended June 30, 2014, the Company incurred non-cash charges amounting to $2,717,624 for stock based compensation awarded to officers, employees and consultants. During fiscal year ended June 30, 2013, such charges amounted to $0. In addition the Company accrued and reduced salaries of the three officers of the Company in fiscal year ended June 30, 2013 resulting in lower payroll by approximately $156,707 as compared to the payroll for fiscal year ended June 30, 2014. Expenses were increased across the board, including an increase in marketing expense of $68,412 and investor relations expense of $61,215.

Other Income and Expense. During the current FYE 2014 non-cash charges included $0 for reparations, and net settlement income of $31,858 offset by $4,040 other expenses for net other income of $27,818. During the prior FYE 2013, non-cash charges included $92,000 for reparations, and net settlement income of $953,641. In addition during FYE 2014, the Company realized non-cash net charges of approximately $428,020 included in net charges of $454,573 compared to a non-cash net gain of $557,918 included in net credits of $521.668 in FYE 2013 resulting from the issuance and the changes in the derivative liability values relative to convertible debt. The current FYE 2014 includes a non- cash charge resulting from a change in derivative value of $399,894 increased in part by amortization of debt discount of $28,126, stock issuance costs and other charges including prepayment fees of $17,500. This compares to prior FYE 2013 which included a gain resulting from the change in derivative value of $838,796 offset in part by amortization of debt discount, and conversion floor fees and charges amounting to $317,128.

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

LIQUIDITY AND CAPITAL RESOURCES

Through June 30, 2014, the Company had incurred cumulative losses totaling approximately $(209,636,008) and had cash and cash equivalents of $179,257. At June 30, 2014, mPhase had a working capital deficit of $(2,880,044) as compared to a working capital deficit of $(4,410,117) as of June 30, 2013.

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

Cash used in operating activities was $1,571,837 during the twelve months ended June 30, 2014. During such period, the cash used by operating activities consisted principally of the net loss from operations of ($5,944,467) offset by settlement income of $31,858   plus non-cash credits related to convertible debt issued and associated changes in derivative value ($428,020) reduced by an increase of accounts payable and accrued expenses of $250,176. These amounts are offset in part by non-cash charges related to issuance of common stock and options for services of $2,770,544, beneficial conversion interest expense of $1,342,273 and amortization of deferred compensation of $28,305.

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

In addition to deferring compensation from time to time the Company has obtained necessary working capital via bridge loans from officers (see notes payable to officers). Officers of the Company accrued unpaid salary from July 1 of 2013 through March 31 of 2014 of approximately $426,000 to further augment the cash flow needed to launch our JUMP products. On March 31, 2014 the Officers’ and the Company undertook of a comprehensive restructuring of debt to the Officers in which: a.) $723,729 of officers’ loans and a portion of accrued interest were settled for stock at $.0004 per share, or 1,809,326,625 common shares; b.) the Officers’ agreed forego the above reference unpaid salary of $425,918 and accrued interest on these loans of $238,321; and c.) the Officers’ agreed to extend the repayment terms of the remaining balance on these loans, $502,837, for a period of five (5) years and reduced the contractual interest rate from 12% to 6% and the new agreement amended the conversion feature, previously convertible at $.004, for a term of five (5) years commencing April 1, 2014; on terms comparable to concurrent from private placements of the Company’s common stock at $.0004 per share. (See Notes 9 & 10).

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

SUMMARY EXECUTIVE COMPENSATION

NAME&								NON-
PRINCIPAL				STOCK		OPTION		EQUITY	PENSION
POSITION	YEAR	SALARY	BONUS	AWARDS		AWARDS		INCENTIVE	VALUE	OTHER		TOTAL
Ronald	2014	$118,333	$0	$1,136,000		0		N/A	N/A	$49,556	(4)(5)(6)	$1,303,889
Durando	2013	$61,667	$0	$0		0		N/A	N/A	$65,940		$127,607
Chief	2012	$110,000	$0	$2,488,500	(2)	$173,316	(3)	N/A	N/A	$54,681	(1)	$164,681
Executive Officer	2011	$160,000	$0	$0		$0		N/A	N/A	$33,728	(1)	$193,728

Gustave	2014	$85,000	$0	$686,000		$0		N/A	N/A	$37,614	(4)(5)	$808,614
Dotoli	2013	$61,667	$0	$0		$0		N/A	N/A	$46,138		$104,805
Chief	2012	$107,333	$0	$1,858,500	(2)	$103,952	(3)	N/A	N/A	$36,103	(1)	$143,436
Operating Officer	2011	$144,000	$0	$0		$0		N/A	N/A	$18,610	(1)	$162,610

Martin	2014	85,000	$0	$686,000		$0		N/A	N/A	$33,516	(4)(5)	$804,516
Smiley	2013	$61,667	$0	$0				N/A	N/A	$38,406		$100,073
CFO and	2012	$106,667	$0	$1,858,500	(2)	$62,394	(3)	N/A	N/A	$26,744	(1)	$133,411
General Counsel	2011	$140,000	$0	$0		$0		N/A	N/A	$16,569		$156,569

FOOTNOTES

(1)	Interest on loans to the Company.
(2)	Share grants are valued at the share price on the date the grant was authorized by the board of directors. The shares under the 2011 grant to officers are restricted from resale through August, 2015.
(3)	Directors revised the exercise price of options to purchase up to 98,000,000 shares of common stock previously granted to officers in September, 2008 (originally exercisable for 5 years with an exercise price of 5 cents per share). The exercise price of options to purchase up to 98,000,000 shares was revised to $.0040; the incremental cost of $339,700 was recorded as deferred compensation which will be amortized to expense through September 18, 2013.
(4)	Does not include $1,342,273 charged to beneficial conversion interest expense charged in FYE June 30, 2014 to amend the conversion feature of officer loans for Mssrs’ Durando, Dotoli & Smiley discussed in footnote 8.
(5)	Messrss. Durando, Dotoli and Smiley forgave a total of $425,918 of accrued and unpaid salary and $238,321 of accrued and unpaid interest as part of a debt/equity conversion that was effective March 31, 2014.
(6)	Does not include $42,000 of fees paid to Karen Durando for product marketing services during the fiscal year ended June 30, 2014

OUTSTANDING EQUITY AWARDS at FISCAL YEAR END JUNE 30, 2014

	Number of Securities underlying Unexercised Options (Exercisable)	Number of Securities underlying Unexercised Options (Unexercisable)	Equity Incentive Plan awards Number of Securities	Option Exercise Price	Option Expiration Date	Number of shares of stock that has not been vested	Market Value of Shares not vested	Equity Incentive
Ronald Durando	0			$				0
President CEO				$
				$
Gustave Dotoli	0			$				0
COO				$
				$
Martin Smiley	0			$				0
Executive VP				$
CFO Chief Legal Council				$

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

Management believes the amounts charged to the Company by Microphase. are commensurate with amounts that would be incurred if outside parties were used. The Company believes Microphase Corporation has the ability to fulfill its obligations to the Company without further support from the Company.

Transactions with Officers, Directors and their Affiliates

Directors that were significant shareholders of Janifast Limited prior to its ceasing operations in March of 2009 included Messrs. Durando and Dotoli

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Twelve Months Ended June 30, 2014

	Durando	Dotoli	Smiley	K. Durando	Biderman	Microphase	Total
Consulting / Salary	$118,333	$85,000	$85,000				$288,333
Interest	$49,556	$37,614	$33,516				$120,686
Rent						$20,090	$20,090
S,G&A				$42,000		$18,281	$60,281
R&D							$0
Finders Fees					$54,000		$54,000
Stock based compensation (shares issued)*	$1,136,000	$686,000	$686,000				$2,508,000
Total compensation for the Twelve Months Ended June 30, 2014	$1,303,889	$808,614	$804,516	$42,000	$54,000	$38,371	$3,051,390

Summary of compensation to related parties for the Twelve Months Ended June 30, 2013

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$61,667	$61,667	$61,667			$185,001
Interest	$65,940	$46,138	$38,406			$150,484
Rent					$5,290	$5,290
G&A					$7,666	$7,666
R&D						$0
Finders Fees				$28,500		$28,500
Total compensation for the Twelve Months Ended June 30, 2013	$127,607	$107,805	$100,073	$28,500	$12,956	$376,941

Summary of payables to related parties as of June 30, 2014

				Total Notes
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$289,015	$122,865	$0	$411,880			$411,880
Accrued Wages Officers	$0	$0	$0	$0			$0
Due to Officers / Affiliates					$150,000	$16,183	$166,183
Interest Payable	$7,250	$3,096	$88,119	$98,465			$98,465
Total Payable to Officers / Affiliates as of June 30, 2014	$296,265	$125,961	$88,119	$510,345	$150,000	$16,183	$676,528

Summary of payables to related parties as of June 30, 2013

				Total Notes
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$449,523	$322,963	$276,426	$1,048,912			$1,048,912
Accrued Wages Officers	$95,667	$95,667	$75,417	$266,751			$266,751
Due to Officers / Affiliates					$156,000	$56,084	$212,084
Interest Payable	$124,712	$84,883	$67,029	$276,624			$276,624
Total Payable to Officers / Affiliates as of June 30, 2012	$669,902	$503,513	$418,872	$1,592,287	$156,000	$56,084	$1,804,371

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

During the fiscal year ended June 30, 2014 the Company paid $42,000 of fees to Karen Durando for product marketing services.

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

From July 1, 2014 through October 22, 2014, the Company has completed transactions in a private placement of its common stock to 5 accredited investors pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The Company received proceeds of $245,000, made available for working capital, in connection with the issuance of 642,500,000 shares of its common stock at $.0004, including 30,000,000 shares to finders.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of mPhase Technologies, Inc. and subsidiaries as of June 30, 2013 and 2014 and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Demetrius Berkower  LLC.

Wayne, New Jersey

October 22, 2014

mPHASE TECHNOLOGIES, INC.

Consolidated Balance Sheets

	June 30,	June 30,
	2013	2014

ASSETS
CURRENT ASSETS
Cash	$1,055	$179,257
Accounts receivable	-	29,594
Inventory, net	70,684	594,320
Prepaid and other current assets	23,013	57,239

TOTAL CURRENT ASSETS	$94,752	$860,410

Property and equipment, net	17,169	3,001

TOTAL ASSETS	$111,921	$863,411

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,089,617	$1,150,397
Accrued expenses	226,609	326,311
Due to related parties	212,084	166,183
Accrued Wages Officers	266,751	-
Notes payable, related parties	1,325,536	510,345
Short term notes-Discontinued Operations	65,000	65,000
Current Portion, Long term convertible debentures	1,314,692	1,522,217
Current Portion, Long term debt	4,580	-

TOTAL CURRENT LIABILITIES	$4,504,869	$3,740,453

OTHER OBLIGATIONS CONVERTIBLE TO EQUITY
Convertible debt derivative liability	212,023	637,543
Long term portion of Convertible debentures	290,525	40,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, par value $.001, 6,000,000,000 and 18,000,000,000 shares authorized, 5,071,165,583 and 13,850,576,024 shares issued and outstanding at June 30, 2013 and 2014, respectively	5,071,164	13,850,574
Additional paid in capital	193,761,159	192,230,848
Deferred Compensation	(28,305)	-
Accumulated Deficit	(203,691,541)	(209,636,008)
Less-Treasury stock, 13,750 shares at cost	(7,973)	-
TOTAL STOCKHOLDERS' DEFICIT	$(4,895,496)	$(3,554,585)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$111,921	$863,411

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Consolidated Statements of Operations

	For the years ended June 30
	2013	2014

REVENUES	$4,086	$581,261

COSTS AND EXPENSES

Cost of Sales	15,094	352,135

Research and Development	125,982	2,168

General and Administrative (including non-cash stock related charges of $169,852 and $2,798,849 for the years ended June 30, 2013 & 2014, respectively)	1,201,966	4,100,354

Depreciation and Amortization	12,000	12,000

TOTAL COSTS AND EXPENSES	1,355,042	4,466,657

OPERATING LOSS	$(1,350,956)	$(3,885,396)

OTHER INCOME (EXPENSE)
Interest (Expense)	(292,987)	(1,632,316)
Net Reparation, Impairment and Other Income (Expense)	(18,540)	27,818
Net Charges related to Convertible Debt	521,668	(454,573)

TOTAL OTHER INCOME (EXPENSE)	210,141	(2,059,071)

Loss From Continuing Operations, before Income Taxes	$(1,140,815)	$5,944,467

Income From Discontinued Operations	880,181	-

Income Taxes	-	-

Net Loss	$(260,634)	$(5,944,467)

Net loss per share from:
Continuing Operations-Basic and Diluted	$(0.00)	$(0.00)
Discontinued Operations-Basic and Diluted	$0.00	N/A

Weighted Average Number of Shares Outstanding;
Basic and Diluted	4,515,985,122	7,033,888,082

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Consolidated Statement OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock			Additional
		$.001 Par	Treasury	Paid in	Deferred	Accumulated	Stockholders'
	Shares	Value	Stock	Capital	Compensation	Deficit	(Deficit)
Balance June 30, 2012	3,666,051,851	$3,666,051	$(7,973)	$194,468,219	$(198,157)	$(203,430,907)	$(5,502,767)

Issuance of Common Stock to accredited investors in private placements, net of $28,500 fees and $92,000 of reparation expense	1,322,250,000	1,322,250	-	(743,250)	-	-	579,000

Amortization of deferred stock compensation	-	-	-	-	169,852	-	169,852

Common Stock issued to cover the exercise of Put advances under Equity Line of Credit, net of $8,920 transaction fees	42,412,553	42,412		37,641			80,053

Conversions of Convertible Debentures plus accrued interest	40,451,179	40,451		(1,451)			39,000

Net Loss for the Year Ended June 30, 2013	-	-	-	-	-	(260,634)	(260,634)

Balance June 30, 2013	5,071,165,583	$5,071,164	$(7,973)	$193,761,159	$(28,305)	$(203,691,541)	$(4,895,496)

Issuance of Common Stock to accredited investors in private placements, including 283,128,375 shares to finders, net of $54,000 fees	4,579,628,375	4,579,628		(2,925,628)			1,654,000

Amortization of deferred stock compensation					28,305		28,305

Common Stock issued to cover the exercise of Put advances under Equity Line of Credit, net of $500 transaction fees	3,990,000	3,990		2,273			6,263

Conversions of Convertible Debentures plus accrued interest	141,761,066	141,761		(45,735)			96,026

Return to Company and cancelation of shares previously issued to officers	(885,000,000)	(885,000)		885,000			-

Issuance of shares and warrants for Conversions of Officers' loans and Cancellation of accrued wages	1,809,326,625	1,809,327		890,520			2,699,847

Beneficial Conversion Feature Interest Expense Charged to Additional Paid in Capital				30,393			30,393

Issuance of Common Stock for services	3,129,704,375	3,129,704		(359,160)			2,770,544

Cancellation of Treasury Stock			7,973	(7,973)

Net Loss for the Year Ended June 30, 2014						(5,944,467)	(5,944,467)

Balance June 30, 2014	13,850,576,024	$13,850,574	$-	$192,230,849	$-	$(209,636,008)	$(3,554,585)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	For The Years Ended
	June 30,
	2013	2014
Cash Flow From Operating Activities:
Net (Loss) From Continuing Operations	$(1,140,815)	$(5,944,467)
Net Income From Discontinued Operations	880,181	—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,972	14,168
(Gain) on debt extinguishments	(953,641)	(31,858)
Non-cash charges relating to issuance of common stock, common stock options and warrants	—	2,770,544
Reparation charges	92,000	—
Derivative value and debt discount charges (credits)	(557,918)	428,020
Other non cash charges including amortization of deferred compensation and beneficial
conversion interest expense	169,852	1,370,578

Changes in assets and liabilities:
Accounts receivable	—	(29,911)
Inventories	15,810	(523,635)
Prepaid expenses and Other current assets	3,640	(33,909)
Accounts payable, Accrued expenses	579,287	250,176
Due to from related parties
Microphase / Janifast/Lintel	2,956	(33,401)
Officers and Other	198,000	160,000
Net cash used in operating activities	$(694,676)	$(1,571,837)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock, exercises of warrants, net of finders fees	659,053	1,660,263
Payment of short term notes & equipment loans	(11,735)	(4,580)
Proceeds from issuance of convertible debentures	115,000	77,500
Repayment of Convertible Debentures	(92,000)	(37,500)
Net Proceeds (Repayment) from notes payable related parties	(14,500)	16,856
Net cash provided by financing activities	655,818	$1,750,039

Net increase (decrease) in cash	$(38,858)	$178,202
CASH AND CASH EQUIVALENTS, beginning of year	$39,913	$1,055
CASH AND CASH EQUIVALENTS, end of year	$1,055	$179,257

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

RECLASSIFICATIONS

Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation. As of June 30, 2014 and for the year then ended these financial statements include a reclassification of $53,834 of accounts receivable to cash in the Consolidated Balance Sheet and resultant corresponding changes in assets and liabilities in the Statement of Cash Flows & a reclassification of $31,858 of other income from Discontinued Operations to Other Income from Continuing Operations. The reclassified financial statement items had no effect on Net Loss for the Year, Total Stockholders’ Deficit or Total Assets for the fiscal year ended June 30, 2014.

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

PATENTS AND LICENSES

Patents and licenses are capitalized when mPhase determines there will be a future benefit derived from such assets, and are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset, generally five years. As of June 30, 2013 and 2014, the book value of such assets, or $214,383, has been fully amortized.

INVENTORIES

The Company uses the First In First Out method (FIFO) to account for inventory which is carried at the lower of market value or cost. As of June 30, 2013 and June 30, 2014, the inventory related to the Emergency Flashlight was valued at $70,684 and $54,799, net of a $23,935 and $39,547 reserve, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

7. GRANITA MEDIA

Effective July 1, 2007, the Company formed Granita Media, Inc. to separate its IPTV business and facilitate the raising of capital. Pursuant to an arrangement with four employees of mPhase, such employees were terminated from mPhase as of July 1, 2007 and became employees of Granita Media Inc. and invested solely in the common stock of Granita Media Inc. Under the arrangement, each of the four employees were required to invest $125,000 in exchange for an aggregate 2% equity interest in Granitia Media, Inc, with mPhase continuing to own 98% of the Company. The four employees contributed a total of $339,000 of the total $500,000 equity investment required from them and raised from third party investors another $175,000 for a total of $514,000. Granita Media has 19,000,000 shares of common stock outstanding of which 18,000,000 was owned by mPhase Technology and 1,000,000 was being held for issuance to the four employees and the third party investors pending an agreement among such persons of the allocation of such shares. These shares were never issued and the Company considers their claim to issue has been forfeited. Under the terms of the arrangement between mPhase and the four employees, such employees were authorized to sell up to 7.99% of additional equity in the Company for a total of not less than $2,000,000 of additional capital by December 31, 2007. As noted above, the employees raised a total of $175,000 of outside capital only and pursuant to the arrangement, such employees either resigned or were terminated by mPhase together with several lower level employees of Granita. A dispute arose between Granita Media and one of the former employees with respect to a sum of approximately $176,000 included in short term loans. It is the Company's position that such sums were voluntarily advanced to fund operating expenses after July 1, 2007. Since the four employee/officers of Granita Media were required to cover operating expenses of Granita Media after July 1, 2007 through equity investments either directly or from third parties, the Company took the position that neither such amount nor any related interest and fees are owed to the employee. In addition, the Company had substantial rights of offset for unpaid rent with respect to the portion of its Little Falls office occupied by Granita Media after July 1, 2007. Granita Meida, Inc. ceased operations in December of 2007. In the fourth quarter of fiscal year 2010, the Company elected to treat Granita Media, Inc. as a discontinued operation.

8. SHORT TERM NOTES PAYABLE

Short term debt is comprised of the following:

	June 30, 2013	June 30, 2014
Note payable to Granita Employee (See note #7) Note payable to law firm bearing 8% interest, originally monthly installments of $5,000 per month commencing in June 2002 and continuing through December 1, 2003 with a final payment of principal plus accrued interest due at maturity on December 31, 2003, this note was in arrears as of June 30, 2004 and the Company negotiated a new settlement arrangement as of August 31, 2004. Under such settlement agreement, the Company made a $100,000 cash payment and gave a cashless warrant to purchase $150,000 worth of common stock valued at $.25 per share. In addition, the Company agreed to pay $25,000 on each of December 1, 2004, March 1, 2005, June 1, 2005, September 1, 2005 and $50,000 on December 1, 2005. Thereafter, the Company was obligated to pay $25,000 on each of March 1, 2006, June 1, 2006, September 1, 2006 with a final payment of $75,000 on December 1, 2006, of which $10,000 was paid in 2008. The Company is currently in default with respect to the remainder.	$65,000	$65,000

Total Short Term Notes	$65,000	$65,000

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

The following table summarizes notes payable under convertible debt and debenture agreements as of:

	June 30,	June 30,
	2013	2014

Arrangement #3 - JMJ Financial, Inc	$802,060	$802,060
Arrangement #6 - St. George Investments	720,157	720,157
Arrangement #11-Black Arch Opportunity Fund L.P.	30,000	-
Arrangement #12-Asher Enterprises V	53,000	-
Arrangement #14 -MH Investment trust	-	40,000
Total notes payable	$1,605,217	$1,562,217
less: unamortized debt discount	-	-
Convertible Notes payable, net of discount	1,605,217	1,562,217
Convertible Notes payable-short term portion	1,314,692	1,522,217
Convertible Notes payable-long term portion	$290,525	$40,000

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

During the fiscal year ended June 30, 2014 the Company paid $42,000 of fees to Karen Durando for product marketing services

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

10. RELATED PARTY TRANSACTIONS - (continued)

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Twelve Months Ended June 30, 2014

	Durando	Dotoli	Smiley	K. Durando	Biderman	Microphase	Total
Consulting / Salary	$118,333	$85,000	$85,000				$288,333
Interest	$49,556	$37,614	$33,516				$120,686
Rent						$20,090	$20,090
S,G&A				$42,000		$18,281	$60,281
R&D							$0
Finders Fees					$54,000		$54,000
Stock based compensation (shares issued)*	$1,136,000	$686,000	$686,000				$2,508,000
Total compensation for the Twelve Months Ended June 30, 2014	$1,303,889	$808,614	$804,516	$42,000	$54,000	$38,371	$3,051,390

Summary of compensation to related parties for the Twelve Months Ended June 30, 2013

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$61,667	$61,667	$61,667			$185,001
Interest	$65,940	$46,138	$38,406			$150,484
Rent					$5,290	$5,290
G&A					$7,666	$7,666
R&D						$0
Finders Fees				$28,500		$28,500
Total compensation for the Twelve Months Ended June 30, 2013	$127,607	$107,805	$100,073	$28,500	$12,956	$376,941

Summary of payables to related parties as of June 30, 2014

				Total Notes
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$289,015	$122,865	$0	$411,880			$411,880
Accrued Wages Officers	$0	$0	$0	$0			$0
Due to Officers / Affiliates					$150,000	$16,183	$166,183
Interest Payable	$7,250	$3,096	$88,119	$98,465			$98,465
Total Payable to Officers / Affiliates as of June 30, 2014	$296,265	$125,961	$88,119	$510,345	$150,000	$16,183	$676,528

Summary of payables to related parties as of June 30, 2013

				Total Notes
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$449,523	$322,963	$276,426	$1,048,912			$1,048,912
Accrued Wages Officers	$95,667	$95,667	$75,417	$266,751			$266,751
Due to Officers / Affiliates					$156,000	$56,084	$212,084
Interest Payable	$124,712	$84,883	$67,029	$276,624			$276,624
Total Payable to Officers / Affiliates as of June 30, 2012	$669,902	$503,513	$418,872	$1,592,287	$156,000	$56,084	$1,804,371

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

From July 1, 2014 through October 22, 2014 the Company has completed transactions in a private placement of its common stock to 5 accredited investors pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The Company received proceeds of $245,000, made available for working capital, in connection with the issuance of 642,500,000 shares of its common stock at $.0004, including 30,000,000 shares to finders.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: October 22, 2014

	By:	/s/ RONALD A. DURANDO
Ronald A. Durando
President, CEO

	By:	/s/ MARTIN SMILEY
Martin Smiley
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Ronald A. Durando, Chief Executive Officer, Director	October 22, 2014
Gustave T. Dotoli, Chief Operating Officer, Director	October 22, 2014
Martin S. Smiley, Executive Vice President, Chief Financial Officer and General Counsel	October 22, 2014
Abraham Biderman, Director	October 22, 2014
Victor Lawrence, Director	October 22, 2014

