Form 10-Q
period 2014-09-30
MPHASE TECHNOLOGIES INC
filed 2014-11-14
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED September 30, 2014

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

YES ☒          NO ☐

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF OCTOBER 31, 2014 IS 14,686,288,881 SHARES, ALL OF ONE CLASS OF $.001 PAR VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

mPHASE TECHNOLOGIES, INC.

Consolidated Balance Sheets

	June 30,	September 30,
	2014	2014
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$179,257	$23,130
Accounts receivable	29,594	95,966
Inventory, net	594,320	481,745
Prepaid and other current assets	57,239	62,195

TOTAL CURRENT ASSETS	$860,410	$663,036

Property and equipment, net	3,001	6,503
Other Assets	-	8,040

TOTAL ASSETS	$863,411	$677,579

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,150,397	$1,168,755
Accrued expenses	326,311	380,868
Due to related parties	166,183	172,275
Notes payable, related parties	510,345	515,009
Short term notes-discontinued operations	65,000	65,000
Current Portion, Long term convertible debentures	1,522,217	1,522,217

TOTAL CURRENT LIABILITIES	$3,740,453	$3,824,124

OTHER OBLIGATIONS CONVERTIBLE TO EQUITY
Convertible debt derivative liability	637,543	438,287
Long term portion of Convertible debentures	40,000	9,568

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, par value $.001, 18,000,000,000 shares authorized, 13,850,576,024 and 14,436,288,881 shares issued and outstanding at June 30, 2014 and September 30, 2014, respectively	13,850,575	14,436,288
Additional paid in capital	192,230,848	191,889,610
Accumulated Deficit	(209,636,008)	(209,920,297)
TOTAL STOCKHOLDERS' DEFICIT	($3,554,585)	($3,594,400)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$863,411	$677,579

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Consolidated Statements of Operations

	For the Three Months Ended
	September 30,	September 30,
	2013	2014
	(Unaudited)	(Unaudited)

REVENUES	$-	$254,071

COSTS AND EXPENSES

Cost of Sales	-	185,524

Research and Development	665	2,502

Selling and Marketing	35,719	55,854

General and Administrative (including non-cash stock related charges of $81,225 and $4,081 for the three months ended September 30, 2013 & 2014).	211,883	428,853

Depreciation and Amortization	3,000	2,003

TOTAL COSTS AND EXPENSES	251,267	674,736

OPERATING LOSS	$(251,267)	$(420,665)

OTHER INCOME (EXPENSE)
Interest (Expense)	(77,915)	(78,396)
Net Charges related to Convertible Debt and Derivative Liability	(744,013)	214,772

TOTAL OTHER INCOME (EXPENSE)	$(821,928)	$136,376

Loss from Operations, before Income Taxes	$(1,073,195)	$(284,289)

Income Taxes	-	-

Net Loss	$(1,073,195)	$(284,289)

Basic Net Loss per Share	$(0.00)	$(0.00)

Diluted Net (Loss) per Share	$ N/A	$ N/A

Weighted Average Number of Shares Outstanding;
Basic	5,258,640,472	14,120,823,757
Diluted	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Common		Additional		Stockholders'
	Stock	$.001 Par	Paid in	Accumulated	(Deficit)
	Shares	Value	Capital	Deficit	Equity

Balance June 30, 2014	13,850,576,024	$13,850,575	$192,230,849	$(209,636,008)	$(3,554,585)

Issuance of Common Stock to accredited investors in private placements, including 30,000,000 shares to finders, net of $10,000 fees	580,000,000	580,000	(370,000)	-	210,000

Issuance of Common Stock for services	5,712,857	5,713	(1,632)	-	4,081

Beneficial Conversion Feature Interest Expense Charged to Additional Paid in Capital	-	-	30,393	-	30,393

Net Loss for the Three Months Ended September 30, 2014	-	-	-	(284,289)	(284,289)

Balance September 30, 2014	14,436,288,881	$14,436,288	$191,889,610	$(209,920,297)	$(3,594,400)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	For The Three Months Ended
	September 30,
	2013	2014
	(Unaudited)	(Unaudited)
Cash Flow From Operating Activities:
Net Loss	$(1,073,195)	$(284,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,665	2,505
Non-cash charges relating to issuance of common stock, common stock options and warrants	52,920	4,081
Derivative Value and Debt Discount charges (credits)	744,013	(229,688)
Other non cash charges including amortization of deferred compensation and beneficial conversion interest expense	28,305	30,393
Changes in assets and liabilities:
Accounts receivable	-	(66,372)
Inventories	-	112,574
Prepaid expenses and Other current assets	18,090	(4,955)
Other assets	-	(8,040)
Accounts payable & Accrued expenses	49,227	77,579
Due to/from related parties	(2,633)	6,092
Officers and Other	60,000	-
Net cash used in operating activities	$(119,608)	$(360,120)

Cash Flow from Investing Activities:
Purchase of fixed assets	-	(6,007)
Net Cash used in investing activities	$0	$(6,007)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock, net of finders fees	86,000	210,000
Payment of equipment loans	(3,419)	-
Issuance of Convertible Debentures	35,000	40,000
Repayment of Convertible Debentures	-	(40,000)
Net Proceeds (Repayment) from notes payable related parties	1,050	-
Net cash provided by financing activities	118,631	210,000

Net decrease in cash	$(977)	$(156,127)
CASH AND CASH EQUIVALENTS, beginning of period	$1,055	$179,257
CASH AND CASH EQUIVALENTS, end of period	$78	$23,130

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

mPhase Technologies, Inc. (the "Company") was organized on October 2, 1996 and is presently focused on(a) marketing its automotive battery jump starter designed for the mass market and (b) developing new “smart surface” products through the sciences of microfluidics, microelectromechanical systems (MEMS) and nanotechnology.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ending September 30, 2014 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2014.

Through September 30, 2014, the Company had incurred cumulative (a) losses totaling $(209,920,297), (b) stockholders’ deficit of $3,594,400 and (c) negative cash flow from operations equal to $91,231,321. At September 30, 2014, the Company had $23,130 of cash and $95,966 of trade receivables to fund short-term working capital requirements. In addition, the Company relies on the continuation of funding through private placements of its common stock. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

INVENTORY

The Company uses the First In First Out method (FIFO) to account for inventory which is carried at cost. As of June 30, 2014, inventory consisted primarily of its various Jump products including the Jump and the mini Jump and was valued at $594,320. As of September 30, 2014, (unaudited) inventory consisted primarily of the Company’s line of Jump products including the new Jump Plus and was valued at $481,745. Appropriate reserves have been taken to assure that the cost of such inventory does not exceed the expected resale value.

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

LOSS PER COMMON SHARE, BASIC AND DILUTED

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had no warrants to purchase shares of its common stock and no options to purchase shares of its common stock outstanding at September 30, 2014, as well as convertible debentures held by third parties and convertible notes plus accrued interest thereon held by officers of the Company, subject to availability, convertible into approximately 2,170,613,193 and 1,287,522,300 shares respectively of the Company’s common stock based upon the conversion terms at September 30, 2014. In periods reporting a loss the inclusion of warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share and have been omitted in such computation.

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

2	SUPPLEMENTAL CASH FLOW INFORMATION

	For the Three Months Ended
	September 30,
	2013	2014

Statement of Operation Information:
Interest Accrued Unpaid	$76,439	$47,089
Extension & Prepayment Fees on Convertible Debt	$13,025	$14,916
Interest Paid (net interest income)	$1,475	$3,314

Non Cash Investing and Financing Activities:

Conversion of Convertible Debt and Related Expenses	$96,025	$-

3.	EQUITY TRANSACTIONS AND CONVERTIBLE DEBT

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

Effective June 2005, June 2006, and June 2008, the Company received authorization to increase the number of authorized shares to 500 million, 900 million and 2 billion, respectively. On April 25, 2009, July 15, 2010, and again on November 1, 2010, the Board of Directors approved motions to further increase, subject to shareholder approval, the authorized shares of common stock to 3 billion shares, 4 billion shares and 6 billion shares, respectively. The latest increase in the number of authorized shares of common stock to 6 billion was approved at a Special Meeting of Shareholders of the Company held on June 29, 2011, so that as of September 30, 2013 the Company has 6 billion authorized shares of common stock. The Company in its annual meeting of shareholders for the fiscal year ended June 30, 2013 held on February 12, 2014 received shareholder approval to increase its authorized shares to 18 billion shares of common stock so that as of September 30, 2014 the Company has said amount of authorized shares of stock.

Private Placements

During the three months ended September 30, 2013, the Company issued 215,000,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $86,000 and incurring no finder’s fees. The proceeds were used by the Company as working capital.

During the three months ended September 30, 2014, the Company issued 580,000,000 shares of its common stock in connection with private placements included 30,000,000 shares to finders, pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $220,000 and paid finder’s fees in the amount of $10,000. The proceeds were used by the Company as working capital.

Stock Based Compensation

During the three months ended September 30, 2014, the Company issued 5,712,857 shares of common stock compensation to employees valued at $4,081. The Company during such period did not issue any common stock, warrants or options to officers.

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

Conversion of Debt Securities

During the three months ended September 30, 2014, no conversions were made of convertible debt and accrued interest thereon into shares of common stock.

During the three months ended September 30, 2013, $96,026 of convertible debt and accrued interest thereon were converted into 141,761,066 shares of common stock.

Long Term Convertible Debentures / Debt Discount

The Company had 11 separate convertible debt arrangements with independent investors that were in effect at various times during the two fiscal years ended June 30, 2014, three of which were still active as of September 30, 2014.

During the three months ended September 30, 2014, no convertible debt was converted into any shares of common stock to holders of Convertible Notes.

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

As of June 30, 2012, this convertible note has $109,000 outstanding, which when combined with arrangements #8 and #9 totaled $802,060, which the Company entered into an amended agreement on June 1, 2012 whereby the Company agreed to make payments of principle and interest of $37,018 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. Also as of June 30, 2012 the derivative value of the embedded conversion feature of this arrangement when combined with arrangements #2 and #3 totaled $0; which when compared to the combine value of $1,567,512 created a non-cash credit to earnings of $1,567,512 in fiscal 2012. As of, June 30, 2014, and September 30, 2014, the combined arrangements with JMJ in this note would be convertible into 237,807,785 and 242,752,575 at the conversion floor price of $.004; and only so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement. The Company has not made any payments of the $37,018 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance.

Arrangement #5 (John Fife dba St. George Investors)

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

The company entered into an amended agreement on June 1, 2012, when principle of $557,500 accrued interest of $66,338 and $95,611 of contractual charges totaled $719,449; with this noteholder whereby the Company agreed to make payments of principle and interest of $33,238 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. As of September 30, 2012 this note would be convertible into 789,645,351 shares of common stock at the original terms. The Company has not made any payments of the $33,238 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance (see note 4). On November 20, 2012, mPhase Technologies, Inc. (the “Company”) formally received an Event of Default and Redemption Notice dated November 16, 2012 with respect to an 8% Convertible Note dated September 13, 2011 issued by the Company to St. George Investments LLC and assigned to John Fife. The notice included alleged defaults with respect to payments owed by the Company under the Convertible Note and the failure to convert the Note into shares of the Company’s common stock. The alleged amount owed according to the notice is approximately $902,279. The Company believes it has affirmative defenses to the actions of the holder of the Convertible Note as well as counterclaims against the Holder. As of June 30, 2013 and September 30, 2013, this note would be convertible into 700,806,707 and 1,224,139,360 shares of common stock at the original terms .As of June 30,2014 and September 30, 2014 this note would be convertible, at the original terms, into 1,392,162,326 shares and 1,815,638,396 shares respectively of common stock.

Arrangement #6 (Black Arch Opportunity Fund L.P.)

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

Arrangement #7 (Asher Enterprises, Inc. V)

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

Arrangement #8 (Asher Enterprises, Inc. VI)

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

Arrangement #9 (MH Investment trust I)

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $35,556 and the company recorded no loan discount as the quantity of shares was considered indeterminable at the date of funding. On June 30, 2014, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had increased to $88,637, an increase for this period of $53,081creating a non-cash charge to earnings of that amount. Based upon the price of the Company’s common stock on June 30, 2014 this Note is convertible into approximately 100,952,381 shares of common stock. During July of 2014 this note was repaid, in full, together with $2,632 of accrued interest and $14,916 of prepayment fees.

Arrangement #10 (MH Investment trust II)

On August 26, 2014, the Company issued to the MH Investment Trust. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 which was executed funded with $40,000 in gross proceeds on May 1, 2015. The instrument is in the principal amount of $40,000 and matures on October 1, 2014. Interest only is payable at the rate of 12% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion, or 65 % when the trading price exceeds $.0020 for the five days before such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $37,778 and the company recorded a loan discount of the same amount. On September 30, 2014, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had increased to $38,156, an increase for this period of $378 creating a non-cash charge to earnings of that amount. Based upon the price of the Company’s common stock on September 30, 2014 this Note is convertible into approximately 112,222,222 shares of common stock.

The following table summarizes notes payable under convertible debt and debenture agreements as of:

	June 30,	September 30,
	2014	2014
Arrangement #3 - JMJ Financial, Inc	$802,060	$802,060
Arrangement #6 - St. George Investments	720,157	720,157
Arrangement #9 -MH Investment trust I	40,000	-
Arrangement #10 -MH Investment trust II	-	40,000
Total notes payable	$1,562,217	$1,562,217
less: unamortized debt discount	-	(30,432)
Convertible Notes payable, net of discount	1,562,217	1,531,785
Convertible Notes payable-short term portion	1,522,217	1,522,217
Convertible Notes payable-long term portion	$40,000	$9,568

Included in accrued expenses is $285,274 and $320,700 interest accrued on these notes at June 30, 2014 and September 30, 2014 respectively.

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

As of September 30, 2014 and June, 2014, the Company has received $227,744 of proceeds under the Equity Line relating to the resale of 135,990,000 shares of the Company’s common stock, net of $22,920 transaction fees. The amount of proceeds to be received under the Equity Line will depend upon the stock price of the Company at the various points in time it exercises the Put Option. As of June 30, 2014, the Company has received $145,428, $80,053 and $6,263 in Fiscal Years Ended June 30, 2012,  2013 and 2014,  under the Equity Line relating to the resale of 89,587,447, 42,412,553 and 3,990,000 shares of the Company’s common stock in Fiscal Years Ended June 30, 2012 , 2013 and 2014. The amount of proceeds to be received under the Equity Line will depend upon the stock price of the Company at the various points in time it exercises the Put Option.

BENEFICIAL CONVERSION FEATURE

In April 2009, the Board of Directors authorized the right for the officers to convert into shares of the Company's common stock officers' loans discussed in Note 9, plus accrued interest thereon, at any time for the next five years providing such shares are issued, outstanding and available, at a conversion price of $.0075. This conversion price was amended in August 2011 to $.0040. During the fiscal year ended June 30, 2014, the officers’ were authorized by the board of directors’ to enter into agreements to convert certain officer notes, previously convertible at $.004 from 2009 through April 2014, based upon the then concurrent terms of private placements with accredited investors; at $.0004, representing the now current terms of private placements with accredited investors. On June 30, 2014, these Notes are convertible into approximately 1,275,863,375 shares of common stock, if available. As of September 30, 2014 these Notes are convertible into approximately 1,287,522,300 shares of common stock if available.

4.	COMMITMENTS AND CONTINGENCIES

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

The table below presents reconciliation for liabilities measured at fair value on a recurring basis at September 30, 2013 and 2014:

	Fair Value Measurements Using
	Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	September 30, 2013	September 30, 2014
Balance at July 1, 2013 and 2014	$212,023	$637,543
Increase (Decrease) in Derivative and associated liabilities	744,014	(237,034)
Debt discounts	(9,054)	37,778
Balance at September 30, 2013 and 2014	$946,983	$438,287

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

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At September 30, 2014, the carrying value of the notes payable and accrued interest for convertible agreements and officers’ notes was approximately $2.35 million. The JMJ convertible notes, which were originally due at various times through December 31, 2012, yield an interest rate of 12%. Refer to Note 3 of these financial statements for more information about the Company’s notes payable.

6.	RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase’s President is also an officer and shareholder of Microphase and mPhase’s Chief Operating Officer is also an employee of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase whereby it would use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase whereby mPhase would reimburse Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services have been $5,000 per month and in July 2008; such fees were reduced to $3,000 per month. As of July 1, 2011, the fees have increased to $3,630 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis. During the three months ended September 30, 2013 and September 30, 2014 $4,867 and $13,982 respectively, have been charged to expense. As a result of the foregoing transactions, as of September 30, 2014, the Company had a $12,275 payable to Microphase.

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

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On September 30, 2014, Mr. Biderman’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers were owed unpaid finders’ fees in the amount of $160,000, which is included in due to related parties.

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

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Three Months Ended September 30, 2014

	Durando	Dotoli	Smiley	K. Durando	Biderman	Microphase	Total
Consulting / Salary	$50,000	$25,000	$25,000				$288,333
Interest	$49,556	$37,614	$33,516				$120,686
Rent						$4,457	$20,090
S,G&A				$23,000		$9,525	$60,281
R&D							$0
Finders Fees					$10,000		$54,000
Total compensation for the Three Months Ended September 30, 2014	$99,556	$62,614	$58,516	$23,000	$10,000	$13,982	$543,390

Summary of compensation to related parties for the Three Months Ended September 30, 2013

	Durando	Dotoli	Smiley	K. Durando	Biderman	Microphase	Total
Consulting / Salary	$20,000	$20,000	$20,000					$60,000
Interest	$17,370	$12,230	$10,437					$40,037
Rent						$2,979		$2,979
S,G&A						$1,888		$1,888
R&D							$
Finders Fees							$
Total compensation for the Three Months Ended September 30, 2013	$37,370	$32,230	30,437	$0	$0	$4,867		104,904

Summary of payables to related parties as of September 30, 2014

	Durando	Dotoli	Smiley	Total Notes Payable	Biderman	Microphase	Total
Notes Payable	$287,515	$121,365	$0	$408,880			$408,880
Accrued Wages Officers	$0	$0	$0	$0			$0
Due to Officers/Affiliates					$160,000	$12,275	$172,275
Interest Payable	$11,702	$4,980	$89,447	$106,129			$106,129
Total Payable to Officers/ Affiliates as of September 30, 2014	$299,217	$126,345	$89,447	$515,009	$160,000	$12,275	$687,284

Summary of payables to related parties as of June 30, 2014

	Durando	Dotoli	Smiley	Total Notes Payable	Biderman	Microphase	Total
Notes Payable	$289,015	$122,865	$0	$411,880			$411,880
Accrued Wages Officers	$0	$0	$0	$0			$0
Due to Officers/Affiliates					$150,000	$16,183	$166,183
Interest Payable	$7,250	$3,096	$88,119	$98,465			$98,465
Total Payable to Officers/ Affiliates as of June 30, 2014	$296,265	$125,961	$88,119	$510,345	$150,000	$16,183	$676,528

7.	SUBSEQUENT EVENTS

From October 1, 2014 through November 13, 2014 the Company has completed transactions in a private placement of its common stock to investors pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The Company received proceeds of $100,000, made available for working capital, in connection with the issuance of 250,000,000 shares of its common stock at $.0004.

The Company entered into a conditional lease for a production facility located in Passaic, New Jersey, the commencement of which is contingent upon the Company obtaining funding from investors pursuant to an economic development program within governmental guidelines. The Company paid $9,000 in November 2014 as the security deposit and the annual base lease cost approximates $30,000 per year for a period of five years with escalations each year up to almost $35,000 in year five, and is subject to final acceptance or cancelation by the Company on or before January 31, 2015.

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

RESULTS OF OPERATIONS OVERVIEW

mPhase, a New Jersey corporation founded in 1996, is a publicly-held company with over 23,000 shareholders and approximately 14.5 billion shares of common stock outstanding. The Company’s common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. We are headquartered in Norwalk, Connecticut with an office in Clifton, NJ. mPhase shares common office space with Microphase Corporation, a privately held company. Microphase is a leader in the field of radio frequency and filtering technologies within the defense and telecommunications industry. It has been in operation for over 50 years and supports mPhase with both engineering and administrative and financial resources as needed.

mPhase is a company specializing in microfluidics, microelectromechanical systems (MEMS) and nanotechnology. mPhase is in the process of commercializing its first nanotechnology-enabled product for military and commercial applications - The Smart NanoBattery providing Power On Command™. The new patented and patent pending battery technology, based on the phenomenon of electrowetting, offers a unique way to store energy and manage power. Features of the Smart NanoBattery include potentially infinite shelf life, environmentally friendly design, fast ramp to power, programmable control, and direct integration with microelectronic devices.

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

Since our inception in 1996, operating activities have related primarily to research and development, establishing third-party manufacturing relationships and developing product brand recognition, and since July 1, 2007, we have focused primarily upon development of our smart reserve battery and other battery and illuminator products.

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

During the remainder of fiscal year ended June 30, 2014 the Company began to receive its first revenues from sales of the Jump and mini Jump automotive battery jump starter from the commercial wholesale and retail markets in the United States.

Emergency Flashlight

On December 5, 2008, mPhase Technologies, Inc. signed a contract with Porsche Design Gesellschaft m.b.H. in Austria (“Porsche Design’ Studio”), to design a premium version of the AlwaysReady Emergency Flashlight. A pilot program that began in March of 2010 has resulted in the sale of approximately 84 emergency flashlights. The flashlight sold in the pilot program contained mPhase’s proprietary mechanically-activated lithium reserve battery. The battery contains a breakable barrier that separates the solid electrodes from the liquid electrolyte until the battery is manually activated. Unlike traditional batteries, the mPhase battery remains in an inert state with no leakage or self-discharge until activation. The mPhase battery is designed to have an almost infinite shelf life making it ideal for emergency lighting applications. The premium flashlight will be marketed as an accessory for automobile roadside emergency kits. The Company maintains a small inventory of this product, which it continues to sell but does not, at this time, consider it a core product.

mPower Jump, mPower Mini Jump and mPower Jump Plus Products

During fiscal year ended June 30, 2014, the Company announced that it had commenced sales through its wholly-owned subsidiary mPower Technologies, Inc. of the mPower Jump, mPower Mini Jump and mPower Jump Plus products.   .Each product is a rechargeable, compact device designed to jump start a dead battery in  an automobile. Each product is rechargeable in a significantly shorter period of time than other jump starters and has a much smaller footprint enabling  them to fit in the glove compartment in most cars. The Company views these three products as core strategic products.

The mPower Jump starts all 12V cars including 8 cylinder engines. Its peak current is 600 Amps and weighs 1.5 pounds. It has an operating temperature range of -4 degrees Fahrenheit to 140 degrees Fahrenheit. The mPower Mini Jump starts all 12 V vehicles and can charges smartphones, tablets and cameras and has three charging modes. It has the same temperature operating range as the mPower Jump. The mPower Jump Plus starts up to 40 vehicles on a single charge and recharges in approximately 8 hours. It has the same operating temperature range as the mPower Jump and also will fit into the glove compartment of most cars.

Finally, mPower Technologies, Inc. intends to provide multiple marketing services for small businesses and campaigns wishing to establish recognizable brands. The marketing offerings to potential clients will target improvement of their company image, assist in the growth of their service, campaign or product brands and engage their target audience by driving purchases,establishing trust and building brand loyalty.

mPower marketing support offerings could include a call center, web development and support, branding strategies, data management mining, ecommerces as well as 24/7 customer support services.

We are targeting campaigns and small businesses seeking public awareness and customer support services.

IPTV and Magnetomer

The Company has discontinued these products.

FINANCIAL OVERVIEW

Revenues. Since October 1, 2013, quarterly revenue, if any, has primarily been attributable to sales of its Jump and Mini Jump Products

Cost of revenues. Cost associated with revenues are comprised primarily of the cost to purchase out-sourced developed and manufactured products internationally and having them private labeled under the mPower brand name. These costs may be reduced assuming the Company moves forward with the commercialization and distribution of its automotive battery jump starter product and other potential products associated with its mechanically-activated reserve battery in large volumes.

Research and development. Research and development expenses have consisted principally of direct labor and payments made to various outside vendors including Porsche Design Studio and cost reduction vendors of the Porsche Designed products outside of the United States in connection with the Company’s Automotive Battery Jump Starter products. The Company is continuing to seek SBIR grants and take advantage of other U.S. government financial programs to fund continued research and development of its Smart Nano Battery..

General and administrative.General and administrative expenses consist primarily of salaries and related expenses for personnel engaged in sales of its automotive jump starter product line and legal and accounting personnel. In addition the Company form time to time will use outside consultants. Certain administrative activities are outsourced on a monthly fee basis to Microphase Corporation and mPhase leases its office in Norwalk, Connecticut from Microphase Corporation.

Non-cash compensation charges. The Company makes extensive use of stock, stock options and warrants as a form of compensation to employees, directors and outside consultants. .

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

Cumulative losses, net worth and capital needs

The Company has incurred cumulative losses of $209,920,297 and cumulative negative cash flow from operations of $91,231,321 from inception through September 30, 2014. The auditors’ report for the fiscal year ended June 30, 2014 includes the statement that "there is substantial doubt of the Company’s ability to continue as a going concern". As of September 30, 2014, the Company had a negative net worth of ($3,594,400) compared to a negative net worth of ($3,554,585) as of June 30, 2014 as a result of continuing net losses.

The Company raised $210,000 from private placements of 580,000,000 shares of common stock during the three months ended September 30, 2014. The Company also issued a $40,000 Convertible Note to MH Investment Trust in August of 2014. The Company raised $86,000 from private placements of 215 million shares of its common stock plus a $37,500 Convertible Note issued to an Accredited Investor during the three months ended September 30, 2013. The Company has entered into an equity line of credit with Dutchess Capital and has registered a total of 250 million shares of common stock on an Form S-1 Registration Statement effective January 17, 2012. Under the terms of the Equity Line, the Company is eligible to “PUT” from time to time to the Dutchess fund at a price equal to 94% of the proceeds received from periodic sales of the common stock in the open market by the Dutchess fund. The Company received $0 under the Equity Line for the 3 month period ended September 30, 2013.

While the Company believes it will be able to fund short term capital needs, it will from time to time need to supplement such funding. In the longer term, we estimate that the Company will need to raise approximately $3,000,000 of additional funds through June 30, 2015 in order to fund commercialization of its products.

The Company does not expect to derive any material revenue from its nanotechnology product development during the current fiscal year. The Company estimates that material revenues from its SmartNanoBattery could occur in 18 months depending upon the Company’s ability to secure federal funding in the form of SBIR grants and adoption and custom tailoring of such product as a reserve battery to a computer memory or other function for a specific weapons system. Additional revenues may be derived in fiscal year 2015 from  sales of the Company’s cost-reduced jump starter product depending upon the establishment of a successful licensing arrangement with a major high-end product distributor.

THREE MONTHS ENDED SEPTEMBER 30, 2014 VS. SEPTEMBER 30, 2013

REVENUE

Total revenues were $254,071 for the three months ended September 30, 2014 compared to $0 for the three months ended September 30, 2013. The increase in revenue was the result of the Company’s continued roll-out of its mPower Jump products..

RESEARCH AND DEVELOPMENT

Research and development expenses were $2,502 for the three months ended September 30, 2014 as compared to $665 during the comparable period in 2013. The Company has curtailed its program in research and development in order to conserve funds during the period.

Subject to available funds, the Company expects to increase its research and development efforts throughout fiscal  2015 and 2016. Such research is expected to focus on other applications for “smart surfaces” including the Smart Nano Battery. The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for both commercial and defense applications.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses were $55,854 for the three months ended September 30, 2014 as compared to $35,719 for the comparable period in 2013.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $428,853 for the three months ending September 30, 2014, up from $211,883 or an increase of $216,970 from the comparable period in 2013. Administrative expenses were held in check as the Company has made a concentrated effort to freeze or otherwise reduce administrative costs while it seeks to commercialize its smartnanobattery product capabilities and secure more substantial research funding for possible applications of its “smart surfaces” technology.

OTHER (EXPENSE) AND INCOME

Included in this category are non-cash gains and costs associated with convertible debt derivative liabilities that include a non-cash gain for the change in derivative value of $237,034, plus amortization of debt discount costs of $7,346 and prepayment fees of $14,916, resulting in a net gain of $214,772 from derivative liabilities associated with the Company’s convertible debt and is not indicative of operating results. Additionally, net interest expense of $78,396 brought total other income to $136,376 in the current period. For the same period ended September 30, 2013, net other income totaled $821,928, consisting primarily of net loss of $744,013 from derivative liabilities, increased by interest expense of $77,915.

NET INCOME AND (LOSS)

The Company recorded net loss of $284,289 for the three months ended September 30, 2014 as compared to net loss of $1,073,195 for the three months ended September 30, 2013. This represents a net loss per common share of ($0.0) and loss per share of $(0.0) for the three month periods ended September 30, 2014 and 2013 respectively. The net loss recorded in the current period as compared to the net loss reported for the same period last year is directly attributable to the magnitude of the net gain from derivative liabilities associated with the Company’s convertible debt recorded for the three months ended September 30, 2014 and is not indicative of operating results.

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

During the three months ended September 30, 2014 and September 30, 2013 $ 4,867 and $13,982 respectively, have been charged to expense. As a result of the foregoing transactions as of September 30, 2014, the Company had a $12,275 payable to Microphase.

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

During the three months ended September 30, 2013 and 2014 nothing has been charged by Janifast to inventory or is included in operating expenses in the accompanying statements of operations.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On September 30, 2014, Mr. Biderman’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers were owed unpaid finders’ fees in the amount of $160,000, which is included in due to related parties.

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

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Three Months Ended September 30, 2014

	Durando	Dotoli	Smiley	K. Durando	Biderman	Microphase	Total
Consulting / Salary	$50,000	$25,000	$25,000				$288,333
Interest	$49,556	$37,614	$33,516				$120,686
Rent						$4,457	$20,090
S,G&A				$23,000		$9,525	$60,281
R&D							$0
Finders Fees					$10,000		$54,000
Total compensation for the Three Months Ended September 30, 2014	$99,556	$62,614	$58,516	$23,000	$10,000	$13,982	$543,390

Summary of compensation to related parties for the Three Months Ended September 30, 2013

	Durando	Dotoli	Smiley	K. Durando	Biderman	Microphase	Total
Consulting / Salary	$20,000	$20,000	$20,000					$60,000
Interest	$17,370	$12,230	$10,437					$40,037
Rent						$2,979		$2,979
S,G&A						$1,888		$1,888
R&D							$
Finders Fees							$
Total compensation for the Three Months Ended September 30, 2013	$37,370	$32,230	30,437	$0	$0	$4,867		104,904

Summary of payables to related parties as of September 30, 2014

	Durando	Dotoli	Smiley	Total Notes Payable	Biderman	Microphase	Total
Notes Payable	$287,515	$121,365	$0	$408,880			$408,880
Accrued Wages Officers	$0	$0	$0	$0			$0
Due to Officers/Affiliates					$160,000	$12,275	$172,275
Interest Payable	$11,702	$4,980	$89,447	$106,129			$106,129
Total Payable to Officers/ Affiliates as of September 30, 2014	$299,217	$126,345	$89,447	$515,009	$160,000	$12,275	$687,284

Summary of payables to related parties as of June 30, 2014

	Durando	Dotoli	Smiley	Total Notes Payable	Biderman	Microphase	Total
Notes Payable	$289,015	$122,865	$0	$411,880			$411,880
Accrued Wages Officers	$0	$0	$0	$0			$0
Due to Officers/Affiliates					$150,000	$16,183	$166,183
Interest Payable	$7,250	$3,096	$88,119	$98,465			$98,465
Total Payable to Officers/ Affiliates as of June 30, 2014	$296,265	$125,961	$88,119	$510,345	$150,000	$16,183	$676,528

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative losses of $209,920,297 and negative cash flows from operations of $91,240,167 since inception as of September 30, 2014. The auditors’ report for the fiscal year ended June 30, 2014 includes the statement that "there is substantial doubt of the Company’s ability to continue as a going concern". As of September 30, 2014, the Company had a negative net worth of ($3,594,400) compared to a negative net worth of ($3,554,585) as of June 30, 2014 as a result of continuing net losses. .

The Company raised $210,000 from private placements of 580,000,000 shares of common stock during the three months ended September 30, 2014. The Company also issued a $40,000 Convertible Note to MH Investment Trust in August of 2014.

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

MANAGEMENT’S PLANS

The Company has shifted its focus to the development its automotive jump starter product and its “smart surfaces” using the science of nanotechnology. The Company believes it will continue to generate revenues with respect to its cost-reduced automotive jump starter through Fiscal 2015.The Company does not expect to derive any material revenue from its nanotechnology products under development during the next 18 months.  The Company anticipates that it will need not less than $3,000,000 of additional capital to commence cost reduction, marketing and continued expansion of the distribution of its additional Jump Starter products.  The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at September 30, 2014.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Private Placements

During the three months ended September 30, 2014, the Company issued 580,000,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $210,000. The proceeds were used by the Company as working capital.

During the three months ended September 30, 2013, the Company issued 215,000,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $86,000 and incurring no finder’s fees. The proceeds were used by the Company as working capital.

Stock Based Compensation

During the three months ended September 30, 2014, the Company issued 5,712,857 shares of common stock compensation to employees valued at $4,081. The Company during such period did not issue any common stock, warrants or options to officers.

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

During the three months ended September 30, 2014, there were no conversions of convertible debt and accrued interest thereon into  shares of common stock.

Long Term Convertible Debentures / Debt Discount

The Company had 11 separate convertible debt arrangements with independent investors that were in effect at various times during the two fiscal years ended June 30, 2014, 3 of which were still active as of September 30, 2014.

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

 As of June 30, 2012, this convertible note has $109,000 outstanding, which when combined with arrangements #8 and #9 totaled $802,060, which the Company entered into an amended agreement on June 1, 2012 whereby the Company agreed to make payments of principle and interest of $37,018 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. Also as of June 30, 2012 the derivative value of the embedded conversion feature of this arrangement when combined with arrangements #2 and #3 totaled $0; which when compared to the combine value of $1,567,512 created a non-cash credit to earnings of $1,567,512 in fiscal 2012. As of, June 30, 2014, and September 30, 2014, the combined arrangements with JMJ in this note would be convertible into 237,807,785 and 242,752,575 at the conversion floor price of $.004; and only so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement. The Company has not made any payments of the $37,018 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance.

Arrangement #5 (John Fife dba St. George Investors)

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

The company entered into an amended agreement on June 1, 2012, when principle of $557,500 accrued interest of $66,338 and $95,611 of contractual charges totaled $719,449; with this noteholder whereby the Company agreed to make payments of principle and interest of $33,238 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. As of September 30, 2012 this note would be convertible into 789,645,351 shares of common stock at the original terms. The Company has not made any payments of the $33,238 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance (see note 4). On November 20, 2012, mPhase Technologies, Inc. (the “Company”) formally received an Event of Default and Redemption Notice dated November 16, 2012 with respect to an 8% Convertible Note dated September 13, 2011 issued by the Company to St. George Investments LLC and assigned to John Fife. The notice included alleged defaults with respect to payments owed by the Company under the Convertible Note and the failure to convert the Note into shares of the Company’s common stock. The alleged amount owed according to the notice is approximately $902,279. The Company believes it has affirmative defenses to the actions of the holder of the Convertible Note as well as counterclaims against the Holder. As of June 30, 2013 and September 30, 2013, this note would be convertible into 700,806,707 and 1,224,139,360 shares of common stock at the original terms .As of June 30,2014 and September 30, 2014 this note would be convertible, at the original terms, into 1,392,162,326 shares and 1,815,638,396 shares respectively of common stock.

Arrangement #6 (Black Arch Opportunity Fund L.P.)

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

Arrangement #7 (Asher Enterprises, Inc. V)

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

Arrangement #8 (Asher Enterprises, Inc. VI)

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

Arrangement #9 (MH Investment trust I)

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $35,556 and the company recorded no loan discount as the quantity of shares was considered indeterminable at the date of funding. On June 30, 2014, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had increased to $88,637, an increase for this period of $53,081 creating a non-cash charge to earnings of that amount. Based upon the price of the Company’s common stock on June 30, 2014 this Note is convertible into approximately 100,952,381 shares of common stock. During July of 2014 rhia Note was repaid, in full, together with $2,632 of accrued interest and $14,900 of prepayment fees.

Arrangement #10 (MH Investment trust II)

On August 26, 2014, the Company issued to the MH Investment Trust. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 which was executed funded with $40,000 in gross proceeds on May 1, 2015. The instrument is in the principal amount of $40,000 and matures on October 1, 2014. Interest only is payable at the rate of 12% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion, or 65 % when the trading price exceeds $.0020 for the five days before such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $37,778 and the company recorded a loan discount of the same amount. On September 30, 2014, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had increased to $38,156, an increase for this period of $378 creating a non-cash charge to earnings of that amount. Based upon the price of the Company’s common stock on September 30, 2014 this Note is convertible into approximately 112,222,222 shares of common stock.

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

Form 8-K dated September 5, 2014 announcing the sale of a $40,000 Convertible Note to MH Investment Trust

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

mPHASE TECHNOLOGIES, INC.

Dated: November 13, 2014	By:	/s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President Chief Financial Officer and General Counsel

