Form 10-Q
period 2014-12-31
MPHASE TECHNOLOGIES INC
filed 2015-02-17
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED December 31, 2014

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

YES ☒          NO ☐

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF JANUARY 29, 2015 IS 14,957,354,881 SHARES, ALL OF ONE CLASS OF $.001 PAR VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

mPHASE TECHNOLOGIES, INC.

Consolidated Balance Sheets

	December 31,	June 30,
	2014	2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$128,949	$179,257
Accounts receivable, net	142,824	29,594
Inventory, net	244,638	594,320
Prepaid and other current assets	127,568	57,239

TOTAL CURRENT ASSETS	$643,979	$860,410

Property and equipment, net	8,665	3,001
Other Assets	8,040	-

TOTAL ASSETS	$660,684	$863,411

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,174,848	$1,150,397
Accrued expenses	228,218	326,311
Due to related parties	181,854	166,183
Notes payable, related parties	515,154	510,345
Short term notes-discontinued operations	65,000	65,000
Current Portion, Long term convertible debentures	1,085,185	1,522,217

TOTAL CURRENT LIABILITIES	$3,250,259	$3,740,453

OTHER OBLIGATIONS CONVERTIBLE TO EQUITY
Convertible debt derivative liability	591,806	637,543
Long term portion of Convertible debentures, net of debt discount of $11,123 and $0	756,985	40,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, par value $.001, 18,000,000,000 shares authorized, 14,957,354,881 and 13,850,576,024 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively	14,957,354	13,850,575
Additional paid in capital	191,591,969	192,230,848
Accumulated Deficit	(210,487,688)	(209,636,008)
TOTAL STOCKHOLDERS' DEFICIT	($3,938,366)	($3,554,585)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$660,684	$863,411

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Consolidated Statements of Operations

	For the Three Months Ended
	December 31,
	2014	2013
	(Unaudited)	(Unaudited)

REVENUES	$540,902	$53,653

COSTS AND EXPENSES

Cost of Sales	319,079	49,809

Research and Development	2,192	501

Selling and Marketing (including non-cash stock related charges of $4,081 and $0 for the three months ended December 31, 2014 & 2013)	83,782	70,232

General and Administrative	327,346	175,263

Depreciation and Amortization	669	3,000

TOTAL COSTS AND EXPENSES	733,068	298,805

OPERATING LOSS	$(192,166)	$(245,152)

OTHER INCOME (EXPENSE)
Interest (Expense)	(83,446)	(78,602)
Settlement Expense	(137,419)	-
Net Charges related to Convertible Debt	(154,359)	679,151

TOTAL OTHER INCOME (EXPENSE)	$(375,224)	$600,549

Loss From Operations, before Income Taxes	$(567,390)	$355,397

Income Taxes	-	-

Net Income (Loss)	$(567,390)	$355,397

Basic Net income (loss) per share:	$(0.00)	$0.00
Diluted Net income (loss) per share:	N/A	$0.00

Weighted Average Number of Shares Outstanding;
Basic	14,706,218,946	5,443,409,801
Diluted	N/A	6,000,000,000

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Consolidated Statements of Operations

	For the Six Months Ended
	December 31,
	2014	2013
	(Unaudited)	(Unaudited)

REVENUES	$794,973	$53,653

COSTS AND EXPENSES

Cost of Sales	504,603	49,809

Research and Development	4,694	1,166

Selling and Marketing (including non-cash stock related charges of $14,614 and $0 for the six months ended December, 2014 & 2013)	139,636	106,190

General and Administrative (including non-cash stock related charges of $0 and $52,920 for the six months ended December, 2014 & 2013)	756,199	386,906

Depreciation and Amortization	2,672	6,000

TOTAL COSTS AND EXPENSES	1,407,805	550,071

OPERATING LOSS	$(612,832)	$(496,418)

OTHER INCOME (EXPENSE)
Interest (Expense)	(161,842)	(156,517)
Settlement Expense	(137,419)	-
Net Charges related to Convertible Debt	60,413	(64,863)

TOTAL OTHER INCOME (EXPENSE)	$(238,848)	$(221,380)

Loss From Operations, before Income Taxes	$(851,680)	$(717,798)

Income Taxes	-	-

Net Loss	$(851,680)	$(717,798)

Basic Net Loss per share:	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding;
Basic	14,418,603,215	5,288,396,060

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

F0R THE SIX MONTHS ENDED DECEMBER 31, 2014

(Unaudited)

	Common Stock		Additional
	Shares	$.001 Par Value	Paid in Capital	Accumulated Deficit	Stockholders' Deficit

Balance June 30, 2014	13,850,576,024	$13,850,575	$192,230,849	$(209,636,008)	$(3,554,585)

Issuance of Common Stock to accredited investors in private placements, including 30,000,000 shares to finders, net of $27,500 fees	1,080,000,000	1,080,000	(687,500)	-	392,500

Issuance of Common Stock for services	26,778,857	26,779	(12,165)	-	14,614

Beneficial Conversion Feature Interest Expense Charged to Additional Paid in Capital	-	-	60,785	-	60,785

Net Loss for the Six Months Ended December 31, 2014	-	-	-	(851,680)	(851,680)

Balance December 31, 2014	14,957,354,881	$14,957,354	$191,591,969	$(210,487,688)	$(3,938,366)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	For the Six Months Ended
	December 31,
	2014	2013
	(Unaudited)	(Unaudited)
Cash Flow From Operating Activities:
Net Loss From Operations	($851,680)	($717,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,174	7,166
Non-cash charges relating to Convertible Debt Settlement	137,419
Non-cash charges relating to issuance of common stock, common stock options and warrants	14,614	52,920
Derivative Value and Debt Discount charges (credits)	(75,329)	64,683
Other non cash charges including amortization of deferred compensation and beneficial conversion interest expense	60,785	28,305
Changes in assets and liabilities:
Accounts receivable	(113,230)	(13,112)
Inventories	349,681	(137)
Prepaid expenses and Other current assets	(70,329)	(73,654)
Other	(8,040)	-
Accounts payable & Accrued expenses	103,295	51,622
Due to/from related parties
Microphase & Eagle	15,671	(8,577)
Officers	-	120,000
Net cash used in operating activities	($433,970)	($488,582)

Cash Flow from Investing Activities:
Purchase of fixed assets	(8,838)	-
Net Cash used in investing activities	($8,838)	$0

Cash Flow from Financing Activities:
Proceeds from issuance of common stock, net of finders fees	392,500	521,263
Payment of short term notes & equipment loans	-	(4,580)
Issuance of Convertible Debentures	40,000	35,000
Repayment of Convertible Debentures	(40,000)	-
Net Proceeds (Repayment) from notes payable related parties	-	1,310
Net cash provided by financing activities	$392,500	$552,993

Net increase (decrease) in cash	($50,308)	$64,411

CASH AND CASH EQUIVALENTS, beginning of period	$179,257	$1,055
CASH AND CASH EQUIVALENTS, end of period	$128,949	$65,466

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ending December 31, 2014 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2014.

Through December 31, 2014, the Company had incurred cumulative (a) losses totaling $(210,487,688), (b) stockholders’ deficit of $3,938,366 and (c) cumulative negative cash flow from operations equal to $91,305,171. At December 31, 2014, the Company had $128,949 of cash and $142,824 of trade receivables to fund short-term working capital requirements. In addition, the Company relies on the continuation of funding through private placements of its common stock. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

INVENTORY

The Company uses the First In First Out method (FIFO) to account for inventory which is carried at cost. As of June 30, 2014, inventory consisted primarily of its various Jump products including the Jump and the mini Jump, and our remaining flashlight inventory, and was valued at $594,320. As of December 31, 2014, (unaudited) inventory consisted primarily of the Company’s line of Jump products including the new Jump Plus, and our remaining flashlight inventory, and was valued at $244,638. Appropriate reserves have been taken to assure that the cost of such inventory does not exceed the expected resale value.

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

LOSS PER COMMON SHARE, BASIC AND DILUTED

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had no warrants to purchase shares of its common stock and no options to purchase shares of its common stock outstanding at December 31, 2014. The Company has convertible securities held by third parties and convertible notes plus accrued interest thereon held by officers of the Company, subject to availability, convertible into approximately 363,355,113 immediately, and up to 2,891,437,138 if the forbearance agreement discussed in Note 3 is settled entirely in stock, and 1,287,884,350 shares respectively of the Company’s common stock based upon the conversion terms at December 31, 2014. In periods reporting a loss the inclusion of warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share and have been omitted in such computation.

MATERIAL EQUITY INSTRUMENTS

The Company has material equity instruments including convertible securities that are accounted for as derivative liabilities (SEE BELOW) that are evaluated quarterly for potential reclassification as liabilities pursuant to by FASB Standards Codification Topic 815 (previously known as EITF 00-19). (SEE ALSO NOTE 3 under the caption "Other Equity".)

SUPPLEMENTAL CASH FLOW INFORMATION

	For the six months ended
	December 31,
	2014	2013
Statement of Operation Information:

Interest Accrued Unpaid	$190,738	$127,220
Extension & Conversion Fees on Convertible Debt	$14,916	$13,025
Interest Paid (net interest income)	$23,467	$29,297

Non Cash Investing and Financing Activities:

Conversion of Convertible Debt and Accrued Interest	$-	$96,025
Beneficial Conversion of Officers’ Notes	$60,785	$-
Issuances of Common Stock for services & amortization of deferred stock compensation	$14,614	$81,225
Non-cash charges relating to Convertible Debt Settlement including $118,950 increase in loan amount and $18,469 increase in corresponding Derivative Liability	$137,419	$-
Convertible Note payable of $720,157 and $172,127 of accrued interest thereon merged into forbearance obligation	$892,283	$-

3.	EQUITY TRANSACTIONS AND CONVERTIBLE DEBT

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

Effective June 2005, June 2006, and June 2008, the Company received authorization to increase the number of authorized shares to 500 million, 900 million and 2 billion, respectively. On April 25, 2009, July 15, 2010, and again on November 1, 2010, the Board of Directors approved motions to further increase, subject to shareholder approval, the authorized shares of common stock to 3 billion shares, 4 billion shares and 6 billion shares, respectively. The latest increase in the number of authorized shares of common stock to 6 billion was approved at a Special Meeting of Shareholders of the Company held on June 29, 2011, so that as of September 30, 2013 the Company has 6 billion authorized shares of common stock. The Company in its annual meeting of shareholders for the fiscal year ended June 30, 2013 held on February 12, 2014 received shareholder approval to increase its authorized shares to 18 billion shares of common stock so that as of December 31, 2014 the Company has said amount of authorized shares of stock.

Private Placements

During the six months ended December 31, 2014, the Company issued 1,080,000,000 shares of its common stock in connection with private placements including 30,000,000 shares to finders, pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $420,000 and paid finder’s fees in the amount of $27,500. The proceeds were used by the Company as working capital.

During the six months ended December 31, 2013, the Company issued 1,287,500,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $515,000 and incurring finder’s fees of $16,500. The proceeds were used by the Company as working capital.

Stock Based Compensation

During the six months ended December 31, 2014, the Company issued 26,778,857 shares of common stock compensation to employees valued at $14,614. The Company during such period did not issue any common stock, warrants or options to officers.

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

Conversion of Debt Securities

During the six months ended December 31, 2014, no conversions were made of convertible debt and accrued interest thereon into shares of common stock.

During the six months ended December 31, 2013, $96,026 of convertible debt and accrued interest thereon were converted into 141,761,066 shares of common stock.

Long Term Convertible Debentures / Debt Discount

The Company had 10 separate convertible debt arrangements with independent investors that were in effect at various times during the two fiscal years ended June 30, 2014, three of which were still active as of December 31, 2014.

During the six months ended December 31, 2014, no convertible debt was converted into any shares of common stock to holders of Convertible Notes.

During the six months ended December 31, 2013, $96,026 of debt including $3,971 accrued interest and $9,054 prepayment fees thereon was converted into 141,761,066 shares of common stock to holders of Convertible Notes.

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

Arrangement #2 (JMJ Financial, Inc.)

On December 15, 2009 the Company entered into a new financing agreement with JMJ Financial that consists of the following: 1) a convertible note issued by the Company in the amount of $1,500,000 plus a one-time interest factor of 12% ($180,000) and a maturity date of December 15, 2012 and (2) a secured promissory note in the amount of $1,400,000 plus a one-time interest rate factor of 13.2% ($180,000 ) and a maturity date of December 15, 2012 due from the holder of the convertible note. To date the Company has received a total of $300,000 cash and has issued no shares of common stock to the holder upon conversions. The remaining $1,280,000 of cash to be received from the holder plus accrued and unpaid interest is convertible into shares of common stock at the option of the holder. Upon receipt, in full, of cash by the Company equaling the purchase price of the convertible note plus interest or any portion thereof payable through maturity, the holder may convert such portion of the total amount of interest funded that would accrue to maturity into additional shares of common stock. The number of shares into which this convertible note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. Based upon the price of the Company’s common stock on June 30, 2011 of $.0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 285,714,286 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated. The Company and the holder are presently negotiating potential amendments to this agreement, and funding and conversions have not occurred since April, 2011. For accounting purposes the note receivable has been fully reserved, and the liability is recorded, when netted against the debt discount and cumulative conversions, at the amount funded. Based upon the price of the Company’s common stock on June 30, 2011, the net liability of this note is convertible into approximately 38,095,238 shares of common stock. At the commitment date, the derivative value of the embedded conversion feature of such security was $542,714 and the debt discount was valued at $642,714. As of June 30, 2011, this value was calculated to be $607,994. During the year ended June 30, 2011, amortization of debt discount amounted to $418,552, reducing the balance to $100,000.

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

As of June 30, 2012, this convertible note has $109,000 outstanding, which when combined with arrangements #8 and #9 totaled $802,060, which the Company entered into an amended agreement on June 1, 2012 whereby the Company agreed to make payments of principle and interest of $37,018 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. Also as of June 30, 2012 the derivative value of the embedded conversion feature of this arrangement when combined with arrangements #2 and #3 totaled $0; which when compared to the combine value of $1,567,512 created a non-cash credit to earnings of $1,567,512 in fiscal 2012. As of, June 30, 2014, and December 31, 2014, the combined arrangements with JMJ on this note would be convertible into 237,807,785 and 247,799,558 at the conversion floor price of $.004; and only so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement. The Company has not made any payments of the $37,018 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance.

Arrangement #4 (John Fife dba St. George Investors)/Fife Forbearance

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

On June 30, 2013, given the changes in the Company’s stock price during the 20 day look-back period for June 30, 2013, this estimated liability had decreased to $138,696, a decrease this period of $689,007, creating a non-cash credit to earnings for the year ended June 30, 2013 of that amount. During the year ended June 30, 2013, amortization of debt discount amounted to $55,903, reducing the combined balance to $0.  As of June 30, 2013 this note would have been convertible into 700,806,707 shares of common stock at the original terms. On June 30, 2014, given the changes in the Company’s stock price during the 20 day look-back period for June 30, 2014, this estimated liability had increased to $548,906, an increase this period of $410,210, creating a non-cash charge to earnings for the year ended June 30, 2014 of that amount. As of June 30, 2014 this note would have been convertible, at the original terms, into 1,392,162,326 shares of common stock. On September 30, 2014, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2014, this estimated liability had decreased to $400,130, a decrease for that quarter of $148,775 and this note would have been convertible, at the original terms, into 1,815,638,396 shares of common stock.

On December 15, 2014, a Memorandum Opinion and Order was issued by the United States District Court Northern District of Illinois Eastern Division granting the motion of John Fife, plaintiff (“Plaintiff”), for summary judgment against mPhase Technologies, Inc. (the “Company”) for breach of contract (the “Opinion”).  All other claims and counterclaims were dismissed.

The Company commenced settlement negotiations with the Plaintiff after we explored options with regard to an appeal and other alternatives, which there is no guarantee of success. As discussed in Note 7, effective February 10, 2015, the Company entered into a Forbearance Agreement with the Holder. The agreement provides that the Holder would forego his right to enforce its remedies pursuant to the judgment, which include demand for immediate payment of approximately $1.6 million, provided the Company satisfy its forbearance obligation of $1,003,943, and after accounting for a payment of $15,000 the Company paid, under the terms of the agreement.

The terms of the agreement provide for interest to accrue on the unpaid portion at 9% per annum with monthly payments in cash or conversions into common stock of the Company; commencing with an initial $15,000 payment due on February 15, 2015, and thereafter on or before the 15th of each month the Company agrees to pay monthly payments until the balance with accrued interest is satisfied of; six (6) monthly payments of $30,000 per month commencing March 15, 2015; six (6) monthly payments of $35,000 per month commencing September 15, 2015, and; $50,000 per month until the forbearance obligation is paid in full. The conversion amount, at the election of the Company, or if the monthly cash payment is not made, in full or in part, at the election of the holder for the cumulative amount of unpaid monthly payments, would be calculated to be 80% of the 3 lowest intra-day trading prices for the twenty trading day preceding the conversion notice.

As of December 31, 2014 the Company would have recorded, based upon the original terms, $720,156 of principle and $172,127 accrued interest on this note, or a total of $892,283. The value of the forbearance obligation on December 31, 2014 is $1,011,233, or an increase of $118,950 which was charged to settlement expense together with $18,469, the portion of the increased derivative liability associated with the increase in the obligation this period pertaining to the settlement. At December 31, 2014, given the changes in the Company’s stock price during the 20 day look-back period for June 30, 2014, this estimated liability had increased to $557,139, an increase from the September 30, 2014 of $400,130 totaling $157,008, of which $18,469 was charged to settlement expense and $138,539 was a non-cash charge to earnings for the quarter ended December 31, 2014. The Forbearance agreement requires the Company to place, and the Company has done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments. The agreement also provides that the Company file a Proxy statement before June 1, 2015 should additional shares be needed for the conversion reserve.

As of December 31, 2014 this forbearance obligation would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 74,999,968 shares, for the satisfaction of the next required monthly payment, (ii) up to 875,000,000 shares, for the satisfaction of the next 12 required monthly payments; and (iii) up to 2,528,082,025 shares of our common stock should the entire obligation be converted.

Arrangement #5 (Black Arch Opportunity Fund L.P.)

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

Arrangement #6 (Asher Enterprises, Inc. V)

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

Arrangement #7 (Asher Enterprises, Inc. VI)

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $28,216 and the loan discount totaled $30,626. On September 30, 2013, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had increased to $36,212, an increase this period of $8,086 creating a non-cash charge to earnings of that amount. During the three months ended September 30, 2013, amortization of debt discount amounted to $30,626 reducing the balance to $0. Based upon the price of the Company’s common stock on September 30, 2013, this Note was convertible into approximately 57,688,070 shares of common stock.

On January 8, 2014 this note was prepaid in full, together with a prepayment fee of $17,500 and accrued interest totaling $2,729.

Arrangement #8 (MH Investment trust I)

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

Arrangement #9 (MH Investment trust II)

On August 26, 2014, the Company issued to the MH Investment Trust. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 which was executed funded with $40,000 in gross proceeds on September 1, 2014. The instrument is in the principal amount of $40,000 and matures on May 1, 2015. Interest only is payable at the rate of 12% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion, or 65 % when the trading price exceeds $.0020 for the five days before such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $37,778 and the company recorded a loan discount of the same amount. During the six months ended December 31, 2014 the Company amortized $26,665 to loan discount expense and the unamortized loan discount totals $11,123 as of December 31, 2014, which given the changes in the Company’s stock price during the 10 day look-back period for this date the estimated liability had decreased to $34,667, a decrease for this period of $3,489 and creating a non-cash credit to earnings of that amount. Based upon the price of the Company’s common stock on December 31, 2014 this Note is convertible into approximately 115,555,556 shares of common stock.

The following table summarizes notes payable under convertible debt and debenture agreements as of:

	December 31,	June 30,
	2014	2014
	(Unaudited)
Arrangement #3 - JMJ Financial, Inc	$802,060	$802,060
Arrangement #4 - St. George Investments/Fife Forbearance Obligation	1,011,233	720,157
Arrangement #8 - MH Investment trust I	-	40,000
Arrangement #9 - MH Investment trust II	40,000	-
Total notes payable	$1,853,293	$1,562,217
less: unamortized debt discount	(11,123)	-
Convertible Notes payable, net of discount	1,842,170	1,562,217
Convertible Notes payable-short term portion	1,085,185	1,522,217
Convertible Notes payable-long term portion	$756,985	$40,000

Included in accrued expenses is $190,738 and $285, 275 interest accrued on these notes at December 31, 2014 and June 30, 2014, respectively.

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

As of December 31, 2014 and June, 2014, the Company has received $227,744 of proceeds under the Equity Line relating to the resale of 135,990,000 shares of the Company’s common stock, net of $22,920 transaction fees. The amount of proceeds to be received under the Equity Line will depend upon the stock price of the Company at the various points in time it exercises the Put Option. As of June 30, 2014, the Company has received $145,428, $80,053 and $6,263 in Fiscal Years Ended June 30, 2012, 2013 and 2014, under the Equity Line relating to the resale of 89,587,447, 42,412,553 and 3,990,000 shares of the Company’s common stock in Fiscal Years Ended June 30, 2012, 2013 and 2014. The amount of proceeds to be received under the Equity Line will depend upon the stock price of the Company at the various points in time it exercises the Put Option. As of February 13, 2015 the Equity line of Credit expired and the Company may no longer draw any funds under such equity line.

BENEFICIAL CONVERSION FEATURE

In April 2009, the Board of Directors authorized the right for the officers to convert into shares of the Company's common stock officers' loans discussed in Note 9, plus accrued interest thereon, at any time for the next five years providing such shares are issued, outstanding and available, at a conversion price of $.0075. This conversion price was amended in August 2011 to $.0040. During the fiscal year ended June 30, 2014, the officers’ were authorized by the board of directors’ to enter into agreements to convert certain officer notes, previously convertible at $.004 from 2009 through April 2014, based upon the then concurrent terms of private placements with accredited investors; at $.0004, representing the now current terms of private placements with accredited investors. On June 30, 2014, these Notes are convertible into approximately 1,275,863,375 shares of common stock, if available. During the six months ended December 31, 2014 the Company recorded $60,685 beneficial conversion feature interest expense regarding the convertibility of these notes. As of December 31, 2014 these Notes are convertible into approximately 1,287,884,350 shares of common stock if available.

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

The Company entered into a conditional lease for a production facility located in Passaic, New Jersey, the commencement of which is contingent upon the Company obtaining funding from investors pursuant to an economic development program within governmental guidelines. The Company paid $9,000 in November 2014 as the security deposit and the annual base lease cost approximates $30,000 per year for a period of five years with escalations each year up to almost $35,000 in year five, and is subject to final acceptance or cancelation by the Company initially to be determined on or before January 31, 2015, which has now been extended until March 31, 2015.

CONTINGENCIES

The Company had been in litigation with John Fife with respect to a Convertible Note originally issued on September 13, 2011 in the principal amount of $557,000. Fife sought damages on a Motion for Summary Judgment in the amount in excess of $1,300,000 attorney’s fees. On December 15, 2014 the federal district court in the North East District of Illinois found in favor of Fife on a motion for Summary Judgment. The Company has entered into a Forbearance Agreement with Fife as a result of negotiations to settle such Judgment.

As of December 31, 2014 the Company would have recorded, based upon the original terms, $720,156 of principle and $172,127 accrued interest on this note, or a total of $892,283. The value of the forbearance obligation on December 31, 2014 is $1,011,233, or an increase of $118,950, which was charged to settlement expense together with $18,469 which represents the portion of the increased derivative liability associated with the increase in the obligation incurred this period pertaining to the settlement. At December 31, 2014, the derivative liability was estimated to be $557,139, and as such a total of $1,568,372 liabilities have been recorded in the financial statements to reflect this obligation, $283,125 included in current liabilities and $1,285,247 non current. The value of the judgment totaled approximately 1.6 million as of December 31, 2014 and bears a punitive interest rate of 16%, and would become payable in full if the Company defaults under the forbearance obligation. The Forbearance agreement requires the Company to place, and the Company has done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments.

As of December 31, 2014 this forbearance obligation would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 74,999,968 shares, for the satisfaction of the next required monthly payment, (ii) up to 875,000,000 shares, for the satisfaction of the next 12 required monthly payments; and (iii) up to 2,528,082,025 shares of our common stock should the entire obligation be converted.

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

The table below presents reconciliation for liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013:

	Fair Value Measurements Using
	Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	December 31, 2014	December 31, 2013
Balance at July 1,	$637,543	$212,023
Increase (Decrease) in Derivative and associated liabilities	(75,329)	64,683
Debt discounts	29,592	(11,374)
Balance at December 31,	$591,806	$265,332

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

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At December 31, 2014, the carrying value of the notes payable and accrued interest for convertible agreements and officers’ notes was approximately $2.3 million. The JMJ convertible notes, which were originally due at various times through December 31, 2012, yield an interest rate of 12%, the Fife Forbearance obligation is 9%. Refer to Note 3 of these financial statements for more information about the Company’s notes payable.

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

During the six months ended December 31, 2013 and 2014, $19,510 and $5,958 have been charged for rent and $11,211 and $6,863 have been charged for other expenses, respectively. As a result of the foregoing transactions, as of December 31, 2014, the Company had a $21,854 payable to Microphase.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On December 31, 2014, Mr. Biderman’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers were owed unpaid finders’ fees in the amount of $160,000, which is included in due to related parties.

Transactions with Officers

At various points during past fiscal years the Messrs. Durando, Dotoli and Smiley provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand.

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Six Months Ended December 31, 2014

	Durando	Dotoli	Smiley	Biderman	Microphase	K. Durando	Total
Consulting / Salary	$100,000	$50,000	$50,000				$200,000
Interest	$35,193	$24,654	$21,204				$81,051
Rent					$19,510		$19,510
S, G&A					$11,211	$36,000	$47,211
Finders Fees				$27,500			$27,500
Total compensation for the Six Months Ended December 31, 2014	$135,193	$74,654	$71,204	$27,500	$30,721	$36,000	$375,272

Summary of compensation to related parties for the Six Months Ended December 31, 2013

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$40,000	$40,000	$40,000			$120,000
Interest		$24,654	$21,204			$45,858
Rent					$5,958	$5,958
G&A					$6,863	$6,863
Finders Fees				$16,500		$16,500
Total compensation for the Six Months Ended December 31, 2013	$40,000	$64,654	$61,204	$16,500	$12,821	$195,179

Summary of payables to related parties as of December 31, 2014

				Total Notes
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$283,715	$117,565	$0	$401,280			$401,280
Due to Officers / Affiliates					$160,000	$21,854	$181,854
Interest Payable	$16,203	$6,875	$90,796	$113,874			$113,874

Total Payable to Officers / Affiliates as of December 31, 2014	$299,918	$124,440	$90,796	$515,154	$160,000	$21,854	$697,008

Summary of payables to related parties as of June 30, 2014

				Total Notes
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$289,015	$122,865	$0	$411,880			$411,880
Due to Officers / Affiliates					$150,000	$16,183	$166,183
Interest Payable	$7,250	$3,096	$88,119	$98,465			$98,465

Total Payable to Officers / Affiliates as of June 30, 2014	$296,265	$125,961	$88,119	$510,345	$150,000	$16,183	$676,528

7.	SUBSEQUENT EVENTS

On December 15, 2014, a Memorandum Opinion and Order was issued by the United States District Court Northern District of Illinois Eastern Division granting the motion of John Fife, plaintiff (“Plaintiff”), for summary judgment against mPhase Technologies, Inc. (the “Company”) for breach of contract (the “Opinion”).  All other claims and counterclaims were dismissed.

Effective February 10, 2015, the Company entered into a Forbearance Agreement with the Holder. The agreement provides that the Holder would forego his right to enforce its remedies pursuant to the judgment, which include demand for immediate payment of approximately $1.6 million, provided the Company satisfy its forbearance obligation of $1,003,943, and after accounting for a payment of $15,000 the Company paid, under the terms of the agreement. At December 31, 2014, the derivative liability was estimated to be $557,139, and as such a total of $1,568,372 liabilities have been recorded in the financial statements to reflect this obligation, $283,125 included in current liabilities and $1,285,247 non current. The value of the judgment totaled approximately 1.6 million as of December 31, 2014 and bears a punitive interest rate of 16%, and would become payable in full if the Company defaults under the forbearance obligation. The Forbearance agreement requires the Company to place, and the Company has done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments.

As of December 31, 2014 this forbearance obligation would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 74,999,968 shares, for the satisfaction of the next required monthly payment, (ii) up to 875,000,000 shares, for the satisfaction of the next 12 required monthly payments; and (iii) up to 2,528,082,025 shares of our common stock should the entire obligation be converted.

On February 2, 2015 the Securities and Exchange Commission upheld the denial of a corporate action by the Financial Industry Regulatory Authority (FINRA) in connection with the Company’s seeking to reverse split its common stock pursuant to FINRA Rule 6490 (see SEC Release No 7418 of February 2, 2015). The action was found as deficient by FINRA on the basis that two corporate officers and directors of the Company had previously entered into a Consent Decree with the SEC in October of 2007 by them when they were previously officers of another company named Packetport.com. The Company is considering various options in connection with this matter including its right to appeal this decision to the Federal Circuit Court of the D.C. Circuit.

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

RESULTS OF OPERATIONS OVERVIEW

mPhase, a New Jersey corporation founded in 1996, is a publicly-held company with over 23,000 shareholders and approximately 15.0 billion shares of common stock outstanding. The Company’s common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. We are headquartered in Norwalk, Connecticut with an office in Clifton, NJ. mPhase shares common office space with Microphase Corporation, a privately held company. Microphase is a leader in the field of radio frequency and filtering technologies within the defense and telecommunications industry. It has been in operation for over 50 years and supports mPhase with both engineering and administrative and financial resources as needed.

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

During the remainder of fiscal year ended June 30, 2014 the Company began to receive its first revenues from sales of the Jump and mini Jump automotive battery jump starter from the commercial wholesale and retail markets in the United States. During the quarter ended December 31, 2014 sales of the Company Jump starter products have increased from $251,071 in the quarter ended September 30, 2014 to $540,902.

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

During fiscal year ended June 30, 2014, the Company announced that it had commenced sales through its wholly-owned subsidiary mPower Technologies, Inc. of the mPower Jump, mPower Mini Jump and mPower Jump Plus products. Each product is a rechargeable, compact device designed to jump start a dead battery in an automobile. Each product is rechargeable in a significantly shorter period of time than other jump starters and has a much smaller footprint enabling  them to fit in the glove compartment in most cars. The Company views these three products as core strategic products.

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

FINANCIAL OVERVIEW

Revenues. Since October 1, 2013, quarterly revenue, if any, has primarily been attributable to sales of its Jump and Mini Jump Products.

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

Research and development. Research and development expenses have consisted principally of direct labor and payments made to various outside vendors including Porsche Design Studio and cost reduction vendors of the Porsche Designed products outside of the United States in connection with the Company’s Automotive Battery Jump Starter products. The Company is continuing to seek SBIR grants and take advantage of other U.S. government financial programs to fund continued research and development of its Smart Nano Battery.

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

Cumulative losses, net worth and capital needs

The Company has incurred cumulative losses of $210,487,688 and cumulative negative cash flow from operations of $91,305,171 from inception through December 31, 2014. The auditors’ report for the fiscal year ended June 30, 2014 includes the statement that "there is substantial doubt of the Company’s ability to continue as a going concern". As of December 31, 2014, the Company had a negative net worth of ($3,938,366) compared to a negative net worth of ($3,554,585) as of June 30, 2014 as a result of continuing net losses.

The Company raised $392,500 in net proceeds from private placements of 1,080,000,000 shares of common stock during the six months ended December 31, 2014. The Company also issued a $40,000 Convertible Note to MH Investment Trust in August of 2014. The Company raised $515,000 from private placements of 1.287 million shares of its common stock plus a $35,000 Convertible Note issued to an Accredited Investor during the six months ended December 31, 2013. The Company has entered into an equity line of credit with Dutchess Capital and has registered a total of 250 million shares of common stock on an Form S-1 Registration Statement effective January 17, 2012. Under the terms of the Equity Line, the Company is eligible to “PUT” from time to time to the Dutchess fund at a price equal to 94% of the proceeds received from periodic sales of the common stock in the open market by the Dutchess fund. The Company received no funds under the Equity Line the six month period ended December 31, 2014 $6,263 for the six months ended December 31, 2013.

While the Company believes it will be able to fund short term capital needs, it will from time to time need to supplement such funding. In the longer term, we estimate that the Company will need to raise approximately $1,200,000 to $3,000,000 of additional funds through June 30, 2015 in order to fund the continued commercialization of its products, the range effected by the how many products the Company rolls out.

The Company does not expect to derive any material revenue from its nanotechnology product development during the current fiscal year. The Company estimates that material revenues from its SmartNanoBattery could occur in 18 months depending upon the Company’s ability to secure federal funding in the form of SBIR grants and adoption and custom tailoring of such product as a reserve battery to a computer memory or other function for a specific weapons system. Revenues may be derived in fiscal year 2015 from  sales of the Company’s jump starter products depending upon the Company’s ability to secure arrangements with major distributors of automotive parts in the retail markets.

THREE MONTHS ENDED DECEMBER 31, 2014 VS. DECEMBER 31, 2013

REVENUE

Total revenues were $540,902 for the three months ended December 31, 2014 compared to $53,653 for the three months ended December 31, 2013. The increase in revenue was the result of the Company’s continued roll-out of its mPower Jump products.

RESEARCH AND DEVELOPMENT

Research and development expenses were $2,192 for the three months ended December 31, 2014 as compared to $501 during the comparable period in 2013. The Company has curtailed its program in research and development in order to conserve funds during the period.

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

SELLING AND MARKETING EXPENSES

Selling and marketing expenses were $83,782 for the three months ended December 31, 2014 as compared to $70,232 for the comparable period in 2013.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $327,346 for the three months ending December 31, 2014, up from $175,263 or an increase of $152,083 from the comparable period in 2013. Administrative expenses were held in check as the Company has made a concentrated effort to freeze or otherwise reduce administrative costs while it seeks to commercialize its smartnanobattery product capabilities and secure more substantial research funding for possible applications of its “smart surfaces” technology.

OTHER (EXPENSE) AND INCOME

Included in this category for the three month period ended December 31, 2014 are non-cash gains and costs associated with convertible debt derivative liabilities. Such costs include a non-cash gain for the change in derivative value of $135,050, plus amortization of debt discount costs of $19,309, resulting in a net loss of $154,359 from derivative liabilities associated with the Company’s convertible debt and is not indicative of operating results. Additionally, net interest expense of $83,446 and settlement expense of $137,419, brought total other expense to $375,224 in the current period. For the same period ended December 31, 2013, net other income totaled $600,549, consisting primarily of net gain of $679,151 from derivative liabilities, decreased by interest expense of $78,602.

NET INCOME AND (LOSS)

The Company recorded net loss of $567,390 for the three months ended December 31, 2014 as compared to net income of $355,397 for the three months ended December 31, 2013. This represents a net loss per common share of ($0.00) and loss per share of $(0.00) for the three month periods ended December 31, 2014 and 2013 respectively. The net loss recorded in the current period as compared to the net loss reported for the same period last year is directly attributable to the magnitude of the net gain from derivative liabilities associated with the Company’s convertible debt recorded for the three months ended December 31, 2014 and is not indicative of operating results.

SIX MONTHS ENDED DECEMBER 31, 2014 VS. DECEMBER 31, 2013

REVENUE

Total revenues were $794,793 for the six months ended December 31, 2014 compared to $53,653 for the six months ended December 31, 2013. Revenue during the period came from increased sales of the Company’s jump starter products.

RESEARCH AND DEVELOPMENT

Research and development expenses were $4,694 for the six months ended December 31, 2014 as compared to $1,166 during the comparable period in 2013. The Company has curtailed its program in research and development in order to converse funds during the period.

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

SELLING AND MARKETING EXPENSES

Selling and marketing expenses were $139,636 for the six months ended December 31, 2014 as compared to $106,190 for the comparable period in 2013.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $756,199 for the six months ending December 31, 2014, up from $386,906 or an increase of $369,293 from the comparable period in 2013. Administrative expenses were held in check as the Company has made a concentrated effort to freeze or otherwise reduce administrative costs while it seeks to commercialize its smart nanobattery product capabilities and secure more substantial research funding for possible applications of its “smart surfaces” technology.

OTHER (EXPENSE) AND INCOME

Included in this category for the six months ended December 31, 2014 are non-cash gains and costs associated with convertible debt. This includes a non-cash gain for the change in derivative value of $60,413, prepayment fees of $14,916 and debt discount amortization of $26,655, resulting in a net gain of $101,984 from derivative liabilities associated with the Company’s convertible debt and is not indicative of operating results. Additionally, net interest expense of $161,842 and settlement expense of $137,419 brought total other expense to $238,848 in the period. For the same period ended December 31, 2013, net other income totaled $221,380, consisting primarily of net loss of $64,863 from derivative liabilities, increased by interest expense of $156,517.

NET INCOME AND (LOSS)

The Company recorded a net loss of $851,680 for the six months ended December 31, 2014 as compared to net loss of $717,798 for the six months ended December 31, 2013. This represents a net loss per common share of ($0.00) and loss per share of $(0.00) for the six month periods ended December 31, 2014 and December 31, 2013, respectively. The net loss recorded in the current period as compared to the net loss reported for the same period last year is directly attributable to the magnitude of the net gain from derivative liabilities associated with the Company’s convertible debt recorded for the six months ended December 31, 2014 and is not indicative of operating results.

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

During the six months ended December 31, 2013 and 2014, $19,510 and $5,958 have been charged for rent and $11,211 and $6,863 have been charged for other expenses, respectively. As a result of the foregoing transactions, as of December 31, 2014, the Company had a $21,854 payable to Microphase.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On December 31, 2014, Mr. Biderman’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers were owed unpaid finders’ fees in the amount of $160,000, which is included in due to related parties.

Transactions with Officers

At various points during past fiscal years Messrs, Durando, Dotoli and Smiley provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand.

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Six Months Ended December 31, 2014

	Durando	Dotoli	Smiley	Biderman	Microphase	K. Durando	Total
Consulting / Salary	$100,000	$50,000	$50,000				$200,000
Interest	$35,193	$24,654	$21,204				$81,051
Rent					$19,510		$19,510
S, G&A					$11,211	$36,000	$47,211
Finders Fees				$27,500			$27,500
Total compensation for the Six Months Ended December 31, 2014	$135,193	$74,654	$71,204	$27,500	$30,721	$36,000	$375,272

Summary of compensation to related parties for the Six Months Ended December 31, 2013

	Durando	Dotoli	Smiley	Biderman	Microphase	Total
Consulting / Salary	$40,000	$40,000	$40,000			$120,000
Interest		$24,654	$21,204			$45,858
Rent					$5,958	$5,958
G&A					$6,863	$6,863
Finders Fees				$16,500		$16,500
Total compensation for the Six Months Ended December 31, 2013	$40,000	$64,654	$61,204	$16,500	$12,821	$195,179

Summary of payables to related parties as of December 31, 2014

				Total Notes
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$283,715	$117,565	$0	$401,280			$401,280
Due to Officers / Affiliates					$160,000	$21,854	$181,854
Interest Payable	$16,203	$6,875	$90,796	$113,874			$113,874

Total Payable to Officers / Affiliates as of December 31, 2014	$299,918	$124,440	$90,796	$515,154	$160,000	$21,854	$697,008

Summary of payables to related parties as of June 30, 2014

				Total Notes
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$289,015	$122,865	$0	$411,880			$411,880
Due to Officers / Affiliates					$150,000	$16,183	$166,183
Interest Payable	$7,250	$3,096	$88,119	$98,465			$98,465

Total Payable to Officers / Affiliates as of June 30, 2014	$296,265	$125,961	$88,119	$510,345	$150,000	$16,183	$676,528

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative losses of $210,487,688 and negative cash flows from operations of $91,305,171 since inception as of December 31, 2014. The auditors’ report for the fiscal year ended June 30, 2014 includes the statement that "there is substantial doubt of the Company’s ability to continue as a going concern". As of December 31, 2014, the Company had a negative net worth of ($3,938,366) compared to a negative net worth of ($3,554,585) as of June 30, 2014 as a result of continuing net losses.

The Company raised $420,000 from private placements of 1,080,000,000 shares of common stock during the six months ended December 31, 2014. The Company also issued a $40,000 Convertible Note to MH Investment Trust in August of 2014.

The Company raised $515,000 from private placements of 1,287,500,000 shares of its common stock during the six months ended December 31, 2013. Finally, the Company entered into a $10,000,000 equity line of Credit with Dutchess Opportunity Fund II, LLC in December of 2011. Under the equity line, the Company is eligible to “PUT” to the fund, 20,000,000 shares of its common stock during any pricing period. The Company has registered a total of 250,000,000 shares of its common stock on a Form S-1 Registration Statement with the Securities and Exchange Commission that was declared effective on January 17, 2012 in connection with the Dutchess Equity Line. As of December 31, 2014, the Company has received $227,744 of proceeds under the Equity Line. The amount of proceeds to be received under the Equity Line, will depend upon the stock price of the Company at the various points in time it exercises the Put Option.

While the Company believes that private placements of its common stock to be issued from time to time will fund short term capital needs it  will soon need to seek shareholder approval to  increase its authorized shares of common stock.  The Company is seeking to access a federal government sponsored funding programs designed to enable small business create additional job opportunities in the United States.. Such monies would be necessary primarily to fund expenditures for commercialization and distribution of its cost reduced automotive jump starter product designed for the mass market. The Company has been seeking distributors with which to establish licensing or distribution agreements in order to maximize potential revenue associated with the product.

The Company does not expect to derive any material revenue from its nanotechnology product development until after a deployment and custom tailoring of its Smart Nanobattery takes place by the Army which the Company currently estimates could occur during the next 18 months.

MANAGEMENT’S PLANS

The Company has shifted its focus to the development its automotive jump starter product and its “smart surfaces” using the science of nanotechnology. The Company believes it will continue to generate revenues with respect to its cost-reduced automotive jump starter through Fiscal 2015 .The Company does not expect to derive any material revenue from its nanotechnology products under development during the next 18 months.  The Company anticipates that it will need not less than $3,000,000 of additional capital to commence cost reduction, marketing and continued expansion of the distribution of its additional Jump Starter products.  The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at December 31, 2014.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 15, 2014, a Memorandum Opinion and Order was issued by the United States District Court Northern District of Illinois Eastern Division granting the motion of John Fife, plaintiff (“Plaintiff”), for summary judgment against mPhase Technologies, Inc. (the “Company”) for breach of contract (the “Opinion”).  All other claims and counterclaims were dismissed.

Effective February 10, 2015, the Company entered into a Forbearance Agreement with the Holder. The agreement provides that the Holder would forego his right to enforce its remedies pursuant to the judgment, which include demand for immediate payment of approximately $1.6 million, provided the Company satisfy its forbearance obligation of $1,003,943, and after accounting for a payment of $15,000 the Company paid, under the terms of the agreement. At December 31, 2014, the derivative liability was estimated to be $557,139, and as such a total of $1,568,372 liabilities have been recorded in the financial statements to reflect this obligation, $283,125 included in current liabilities and $1,285,247 non current. The value of the judgment totaled approximately 1.6 million as of December 31, 2014 and bears a punitive interest rate of 16%, and would become payable in full if the Company defaults under the forbearance obligation. The Forbearance agreement requires the Company to place, and the Company has done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments.

As of December 31, 2014 this forbearance obligation would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 74,999,968 shares, for the satisfaction of the next required monthly payment, (ii) up to 875,000,000 shares, for the satisfaction of the next 12 required monthly payments; and (iii) up to 2,528,082,025 shares of our common stock should the entire obligation be converted.

On February 2, 2015 the Securities and Exchange Commission upheld the denial of a corporate action by the Financial Industry Regulatory Authority (FINRA) in connection with the Company’s seeking to reverse split its common stock pursuant to FINRA Rule 6490 (see SEC Release No 7418 of February 2, 2015). The action was found as deficient by FINRA on the basis that two corporate officers and directors of the Company had previously entered into a Consent Decree with the SEC in October of 2007 by them when they were previously officers of another company named Packetport.com. The Company is considering various options in connection with this matter including its right to appeal this decision to the Federal Circuit Court of the D.C. Circuit.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All proceeds received from the following financings were used by the Company for working capital needs.

Private Placements

During the six months ended December 31, 2014, the Company issued 1,080,000,000 shares of its common stock in connection with private placements including 30,000,000 shares to finders, pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $420,000 and paid finder’s fees in the amount of $27,500. The proceeds were used by the Company as working capital.

During the six months ended December 31, 2013, the Company issued 1,287,500,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $515,000 and incurring finder’s fees of $16,500. The proceeds were used by the Company as working capital.

Stock Based Compensation

During the six months ended December 31, 2014, the Company issued 26,778,857 shares of common stock compensation to employees valued at $14,614. The Company during such period did not issue any common stock, warrants or options to officers.

During the three months ended December 31, 2013, the Company did not issue any shares of common stock compensation, warrants or options to officers or employees and issued 58,800,000 shares of common stock to consultants to cover certain legal fees and expenses valued at $ 52,920, the entire amount of which is included in general and administrative expenses in the Consolidated Statements of Operations for that period.

Conversion of Debt Securities

During the six months ended December 31, 2014, no conversions were made of convertible debt and accrued interest thereon into shares of common stock.

During the six months ended December 31, 2013, $96,026 of convertible debt and accrued interest thereon were converted into 141,761,066 shares of common stock.

Long Term Convertible Debentures / Debt Discount

The Company had 10 separate convertible debt arrangements with independent investors that were in effect at various times during the two fiscal years ended June 30, 2014, three of which were still active as of December 31, 2014.

During the six months ended December 31, 2014, no convertible debt was converted into any shares of common stock to holders of Convertible Notes.

During the six months ended December 31, 2013, $96,026 of debt including $3,971 accrued interest and $9,054 prepayment fees thereon was converted into 141,761,066 shares of common stock to holders of Convertible Notes.

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

Arrangement #2 (JMJ Financial, Inc.)

On December 15, 2009 the Company entered into a new financing agreement with JMJ Financial that consists of the following: 1) a convertible note issued by the Company in the amount of $1,500,000 plus a one-time interest factor of 12% ($180,000) and a maturity date of December 15, 2012 and (2) a secured promissory note in the amount of $1,400,000 plus a one-time interest rate factor of 13.2% ($180,000 ) and a maturity date of December 15, 2012 due from the holder of the convertible note. To date the Company has received a total of $300,000 cash and has issued no shares of common stock to the holder upon conversions. The remaining $1,280,000 of cash to be received from the holder plus accrued and unpaid interest is convertible into shares of common stock at the option of the holder. Upon receipt, in full, of cash by the Company equaling the purchase price of the convertible note plus interest or any portion thereof payable through maturity, the holder may convert such portion of the total amount of interest funded that would accrue to maturity into additional shares of common stock. The number of shares into which this convertible note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. Based upon the price of the Company’s common stock on June 30, 2011 of $.0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 285,714,286 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated. The Company and the holder are presently negotiating potential amendments to this agreement, and funding and conversions have not occurred since April, 2011. For accounting purposes the note receivable has been fully reserved, and the liability is recorded, when netted against the debt discount and cumulative conversions, at the amount funded. Based upon the price of the Company’s common stock on June 30, 2011, the net liability of this note is convertible into approximately 38,095,238 shares of common stock. At the commitment date, the derivative value of the embedded conversion feature of such security was $542,714 and the debt discount was valued at $642,714. As of June 30, 2011, this value was calculated to be $607,994. During the year ended June 30, 2011, amortization of debt discount amounted to $418,552, reducing the balance to $100,000.

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

As of June 30, 2012, this convertible note has $109,000 outstanding, which when combined with arrangements #8 and #9 totaled $802,060, which the Company entered into an amended agreement on June 1, 2012 whereby the Company agreed to make payments of principle and interest of $37,018 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. Also as of June 30, 2012 the derivative value of the embedded conversion feature of this arrangement when combined with arrangements #2 and #3 totaled $0; which when compared to the combine value of $1,567,512 created a non-cash credit to earnings of $1,567,512 in fiscal 2012. As of, June 30, 2014, and December 31, 2014, the combined arrangements with JMJ on this note would be convertible into 237,807,785 and 247,799,558 at the conversion floor price of $.004; and only so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement. The Company has not made any payments of the $37,018 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance.

Arrangement #4 (John Fife dba St. George Investors)/Fife Forbearance

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

On June 30, 2013, given the changes in the Company’s stock price during the 20 day look-back period for June 30, 2013, this estimated liability had decreased to $138,696, a decrease this period of $689,007, creating a non-cash credit to earnings for the year ended June 30, 2013 of that amount. During the year ended June 30, 2013, amortization of debt discount amounted to $55,903, reducing the combined balance to $0.  As of June 30, 2013 this note would have been convertible into 700,806,707 shares of common stock at the original terms. On June 30, 2014, given the changes in the Company’s stock price during the 20 day look-back period for June 30, 2014, this estimated liability had increased to $548,906, an increase this period of $410,210, creating a non-cash charge to earnings for the year ended June 30, 2014 of that amount. As of June 30, 2014 this note would have been convertible, at the original terms, into 1,392,162,326 shares of common stock. On September 30, 2014, given the changes in the Company’s stock price during the 20 day look-back period for September 30, 2014, this estimated liability had decreased to $400,130, a decrease for that quarter of $148,775 and this note would have been convertible, at the original terms, into 1,815,638,396 shares of common stock.

On December 15, 2014, a Memorandum Opinion and Order was issued by the United States District Court Northern District of Illinois Eastern Division granting the motion of John Fife, plaintiff (“Plaintiff”), for summary judgment against mPhase Technologies, Inc. (the “Company”) for breach of contract (the “Opinion”).  All other claims and counterclaims were dismissed.

The Company commenced settlement negotiations with the Plaintiff after we explored options with regard to an appeal and other alternatives, which there is no guarantee of success. As discussed in Note 7, effective February 10, 2015, the Company entered into a Forbearance Agreement with the Holder. The agreement provides that the Holder would forego his right to enforce its remedies pursuant to the judgment, which include demand for immediate payment of approximately $1.6 million, provided the Company satisfy its forbearance obligation of $1,003,943--and after accounting for a payment of $15,000 the Company paid, under the terms of the agreement.

The terms of the agreement provide for interest to accrue on the unpaid portion at 9% per annum with monthly payments in cash or conversions into common stock of the Company; commencing with an initial $15,000 payment due on February 15, 2015, and thereafter on or before the 15th of each month the Company agrees to pay monthly payments until the balance with accrued interest is satisfied of; six (6) monthly payments of $30,000 per month commencing March 15, 2015; six (6) monthly payments of $35,000 per month commencing September 15, 2015, and; $50,000 per month until the forbearance obligation is paid in full. The conversion amount, at the election of the Company, or if the monthly cash payment is not made, in full or in part, at the election of the holder for the cumulative amount of unpaid monthly payments, would be calculated to be 80% of the 3 lowest intra-day trading prices for the twenty trading day preceding the conversion notice.

As of December 31, 2014 the Company would have recorded, based upon the original terms, $720,156 of principle and $172,127 accrued interest on this note, or a total of $892,283. The value of the forbearance obligation on December 31, 2014 is $1,011,233, or an increase of $118,950 which was charged to settlement expense together with $18,469, the portion of the increased derivative liability associated with the increase in the obligation this period pertaining to the settlement. At December 31, 2014, given the changes in the Company’s stock price during the 20 day look-back period for June 30, 2014, this estimated liability had increased to $557,139, an increase from the September 30, 2014 of $400,130 totaling $157,008, of which $18,469 was charged to settlement expense and $138,539 was a non-cash charge to earnings for the quarter ended December 31, 2014. The Forbearance agreement requires the Company to place, and the Company has done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments. The agreement also provides that the Company file a Proxy statement before June 1, 2015 should additional shares be needed for the conversion reserve.

As of December 31, 2014 this forbearance obligation would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 74,999,968 shares, for the satisfaction of the next required monthly payment, (ii) up to 875,000,000 shares, for the satisfaction of the next 12 required monthly payments; and (iii) up to 2,528,082,025 shares of our common stock should the entire obligation be converted.

Arrangement #5 (Black Arch Opportunity Fund L.P.)

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

Arrangement #6 (Asher Enterprises, Inc. V)

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

Arrangement #7 (Asher Enterprises, Inc. VI)

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $28,216 and the loan discount totaled $30,626. On September 30, 2013, given the changes in the Company’s stock price during the 10 day look-back period for this estimated liability had increased to $36,212, an increase this period of $8,086 creating a non-cash charge to earnings of that amount. During the three months ended September 30, 2013, amortization of debt discount amounted to $30,626 reducing the balance to $0. Based upon the price of the Company’s common stock on September 30, 2013, this Note was convertible into approximately 57,688,070 shares of common stock.

On January 8, 2014 this note was prepaid in full, together with a prepayment fee of $17,500 and accrued interest totaling $2,729.

Arrangement #8 (MH Investment trust I)

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

Arrangement #9 (MH Investment trust II)

On August 26, 2014, the Company issued to the MH Investment Trust. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 which was executed funded with $40,000 in gross proceeds on May 1, 2014. The instrument is in the principal amount of $40,000 and matures on October 1, 2014. Interest only is payable at the rate of 12% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion, or 65 % when the trading price exceeds $.0020 for the five days before such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $37,778 and the company recorded a loan discount of the same amount. During the six months ended December 31, 2014 the Company amortized $26,665 to loan discount expense and the unamortized loan discount totals $11,123 as of December 31, 2014, which given the changes in the Company’s stock price during the 10 day look-back period for this date the estimated liability had decreased to $34,667, a decrease for this period of $3,489 and creating a non-cash credit to earnings of that amount. Based upon the price of the Company’s common stock on December 31, 2014 this Note is convertible into approximately 115,555,556 shares of common stock.

EQUITY LINE OF CREDIT

The Company entered into a $10,000,000 equity line of Credit with Dutchess Opportunity Fund II, LLC in December of 2011. Under the equity line, the Company is eligible to “PUT” to the fund, 20,000,000 shares of its common stock during any pricing period. The Company has registered a total 465,076,471 shares of its common stock on a Form S-1 Registration Statement with the Securities and Exchange Commission that was declared effective on January 17, 2012 in connection with the Dutchess Equity Line. As of December 31, 2014, the Company has received $227,744 of proceeds under the Equity Line. The amount of proceeds to be received under the Equity Line, will depend upon the stock price of the Company at the various points in time it exercises the Put Option. As of February 13, 2015 the Equity line of Credit expired and the Company may no longer draw any funds under such equity line.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

ITEM 4	(REMOVED AND RESERVED)

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

Form 8k dated December 19, 2014 announcing the entry of Summary Judgment against the Company in favor of John Fife by the Federal District Cout of the Northern District of Illinois, Eastern Division for breach of contract.

EXHIBITS
10.93	Forbearance Agreement dated as of February 6, 2015 between the Company and John Fife
10.94	Transfer Agent Letter dated as of February 6, 2015 in connection with Forbearance Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: February 17, 2015	By:	/s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President Chief Financial Officer and General Counsel

