Form 10-Q
period 2015-03-31
MPHASE TECHNOLOGIES INC
filed 2015-05-21
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED March 31, 2015

COMMISSION FILE NO. 000-30202

FORM 10-Q

mPhase Technologies, Inc.

(Exact name of registrant as specified in its charter)

NEW JERSEY	22-2287503
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

777 PASSAIC AVENUE, SUITE 375, CLIFTON, NEW JERSEY	07012
(Address of principal executive offices)	(Zip Code)

973-256-3737

ISSUER’S TELEPHONE NUMBER

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, DURING THE PRECEDING 12 MONTHS (OR FOR SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORT), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES ☒      NO ☐

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF MAY 13, 2015 IS 15,634,035,881 SHARES, ALL OF ONE CLASS OF $.001 PAR VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

mPHASE TECHNOLOGIES, INC.

Consolidated Balance Sheets

	March 31,	June 30,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$25,759	$179,257
Accounts receivable, net	10,852	29,594
Inventory, net	245,491	594,320
Prepaid and other current assets	92,350	57,239

TOTAL CURRENT ASSETS	$374,452	$860,410

Property and equipment, net	7,996	3,001
Other Assets	17,109	-

TOTAL ASSETS	$399,557	$863,411

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,184,491	$1,150,397
Accrued expenses	248,992	326,311
Due to related parties	186,184	166,183
Customer Deposits	32,802	-
Notes payable, related parties	515,787	510,345
Short term notes-discontinued operations	65,000	65,000
Current Portion, Long term convertible debentures	1,143,090	1,522,217

TOTAL CURRENT LIABILITIES	$3,376,346	$3,740,453

OTHER OBLIGATIONS CONVERTIBLE TO EQUITY
Convertible debt derivative liability	572,349	637,543
Long term portion of Convertible debentures	656,971	40,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, par value $.001, 18,000,000,000 shares authorized, 15,417,369,214 and 13,850,576,024 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	15,417,368	13,850,575
Additional paid in capital	191,288,688	192,230,848
Accumulated Deficit	(210,912,165)	(209,636,008)
TOTAL STOCKHOLDERS' DEFICIT	$(4,206,109)	$(3,554,585)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$399,557	$863,411

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Consolidated Statements of Operations

	For the Three Months Ended
	March 31,	March 31,
	2015	2014
	(Unaudited)	(Unaudited)

REVENUES	$174,442	$255,113

COSTS AND EXPENSES

Cost of Sales	115,818	150,647

Research and Development	0	501

Selling and Marketing (including non-cash stock related charges of $3,341 and $0 for the three months ended March 31, 2015 & 2014).	55,313	49,771

General and Administrative (including non-cash stock related charges of $0 and $126,340 for the three months ended March 31, 2015 & 2014).	342,785	396,946

Depreciation and Amortization	669	3,000

TOTAL COSTS AND EXPENSES	514,585	600,865

OPERATING LOSS	$(340,143)	$(345,752)

OTHER INCOME (EXPENSE)
Interest (Expense)	(82,372)	(1,392,852)
Settlement Expense	(3,629)	-
Net Charges related to Convertible Debt	1,667	(164,035)

TOTAL OTHER INCOME (EXPENSE)	$(84,334)	$(1,556,887)

Loss From Operations, before Income Taxes	$(424,477)	$(1,902,639)

Income Taxes	-	-

Net Loss	$(424,477)	$(1,902,639)

Basic & Diluted Net income loss per share:	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding;
Basic & Diluted	15,080,180,968	7,561,827,456

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Consolidated Statements of Operations

	For the Nine Months Ended
	March 31,	March 31,
	2015	2014
	(Unaudited)	(Unaudited)

REVENUES	$969,415	$308,767

COSTS AND EXPENSES

Cost of Sales	620,421	200,456

Research and Development	4,694	1,667

Selling and Marketing (including non-cash stock related charges of $17,955 and $0 for the nine months ended March 31, 2015 & 2014).	194,949	155,721

General and Administrative (including non-cash stock related charges of $0 and $179,260 for the nine months ended March 31, 2015 & 2014).	1,098,985	784,093

Depreciation and Amortization	3,341	9,000

TOTAL COSTS AND EXPENSES	1,922,390	1,150,937

OPERATING LOSS	$(952,975)	$(842,170)

OTHER INCOME (EXPENSE)
Interest (Expense)	(244,214)	(1,549,369)
Settlement Expense	(141,048)	-
Net Charges related to Convertible Debt	62,080	(228,898)

TOTAL OTHER INCOME (EXPENSE)	$(323,182)	$(1,778,267)

Loss From Operations, before Income Taxes	$(1,276,157)	$(2,620,437)

Income Taxes	-	-

Net Loss	$(1,276,157)	$(2,620,437)

Basic & Diluted Net loss per share:	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding;
Basic & Diluted	14,637,604,866	6,208,810,268

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

F0R THE NINE MONTHS ENDED MARCH 31, 2015

(Unaudited)

	Common Stock		Additional
		$.001 Par	Paid in	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Deficit

Balance June 30, 2014	13,850,576,024	$13,850,575	$192,230,848	$(209,636,008)	$(3,554,585)

Issuance of Common Stock to accredited investors in private placements, including 50,000,000 shares to finders, net of $34,500 fees	1,533,333,333	1,533,333	(1,017,833)	-	515,500

Issuance of Common Stock for services	33,459,857	33,460	(15,505)	-	17,955

Beneficial Conversion Feature Interest Expense Charged to Additional Paid in Capital	-	-	91,178	-	91,178

Net Loss for the Nine Months Ended March 31, 2015	-	-	-	(1,276,157)	(1,276,157)

Balance March 31, 2015	15,417,369,214	$15,417,368	$191,288,688	$(210,912,165)	$(4,206,109)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	For the Nine Months Ended
	March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Cash Flow From Operating Activities:
Net Loss	$(1,276,157)	$(2,620,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,843	10,667
Non-cash charges relating to Convertible Debt Settlement	137,419
Non-cash charges relating to issuance of common stock, common stock options and warrants	17,955	179,260
Derivative Value and Debt Discount charges (credits)	(62,080)	228,898
Other non cash charges including amortization of deferred compensation and beneficial conversion interest expense	91,178	1,340,186
Changes in assets and liabilities:
Accounts receivable	18,742	(61,808)
Inventories	348,829	(42,819)
Prepaid expenses and Other current assets	(35,111)	(238,322)
Other	(17,109)	-
Accounts payable & Accrued expenses	112,760	95,368
Customer deposits	32,802	-
Due to/from related parties
Microphase & Eagle	20,001	(38,896)
Officers	-	180,000
Net cash used in operating activities	$(606,928)	$(967,903)

Cash Flow from Investing Activities:
Purchase of fixed assets	(8,838)	-
Net Cash used in investing activities	$(8,838)	$0

Cash Flow from Financing Activities:
Proceeds from issuance of common stock, net of finders fees	515,500	981,500
Payment of short term notes & equipment loans	-	(4,580)
Issuance of Convertible Debentures	40,000	75,500
Repayment of Convertible Debentures	(93,232)	-
Net Proceeds (Repayment) from notes payable related parties	-	1,865
Net cash provided by financing activities	$462,268	$1,054,285

Net increase (decrease) in cash	$(153,498)	$86,382

CASH AND CASH EQUIVALENTS, beginning of period	$179,257	$1,055
CASH AND CASH EQUIVALENTS, end of period	$25,759	$87,437

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ending March 31, 2015 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2014.

Through March 31, 2015, the Company had incurred cumulative (a) losses totaling $210,912,165, and (b) stockholders’ deficit of $4,206,109. At March 31, 2015, the Company had $25,759 of cash and $10,852 of trade receivables to fund short-term working capital requirements. In addition, the Company relies on the continuation of funding through private placements of its common stock. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

INVENTORY

The Company uses the First In First Out method (FIFO) to account for inventory which is carried at cost. As of June 30, 2014, inventory consisted primarily of its various Jump products including the Jump and the mini Jump, and our remaining flashlight inventory, and was valued at $594,320. As of March 31, 2015, (unaudited) inventory consisted primarily of the Company’s line of Jump products including the new Jump Plus, and our remaining flashlight inventory, and was valued at $245,491. Appropriate reserves have been taken to assure that the cost of such inventory does not exceed the expected resale value.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at 8 could differ from those estimates.

LOSS PER COMMON SHARE, BASIC AND DILUTED

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had no warrants to purchase shares of its common stock and no options to purchase shares of its common stock outstanding at March 31, 2015. The Company has convertible securities held by third parties and convertible notes plus accrued interest thereon held by officers of the Company, subject to availability, convertible into approximately 362,438,196 immediately, and up to 3,397,855,772 if the forbearance agreement discussed in Note 3 is settled entirely in stock, for convertible notes and 1,289,467,475 shares respectively, for officer notes of the Company’s common stock based upon the conversion terms at March 31, 2015. In periods reporting a loss the inclusion of warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share and have been omitted in such computation.

MATERIAL EQUITY INSTRUMENTS

The Company has material equity instruments including convertible securities that are accounted for as derivative liabilities (SEE BELOW) that are evaluated quarterly for potential reclassification as liabilities pursuant to by FASB Standards Codification Topic 815 (previously known as EITF 00-19). (SEE ALSO NOTE 3 under the caption "Other Equity".)

2.	SUPPLEMENTAL CASH FLOW INFORMATION

	For the nine months ended
	March 31,
	2015	2014
Statement of Operation Information:

Interest Accrued Unpaid	$211,533	$162,533
Extension & Conversion Fees on Convertible Debt	$21,583	$30,525
Interest Paid (net interest income)	$43,568	$32,026

Non Cash Investing and Financing Activities:

Conversion of Convertible Debt and Accrued Interest	$-	$96,025
Beneficial Conversion of Officers’ Notes	$91,178	$1,311,881
Issuances of Common Stock for services & amortization of deferred stock compensation	$17,955	$179,260
Non-cash charges relating to Convertible Debt Settlement including $118,950 increase in loan amount and $18,469 increase in corresponding Derivative Liability	$137,419	$-
Convertible Note payable of $720,157 and $172,127 of accrued interest thereon merged into forbearance obligation	$892,283	$-
Cancellation of Accrued Wages Officers’	$-	$425,918
Cancellation of Accrued Interest Officers’	$-	$262,856

3.	EQUITY TRANSACTIONS AND CONVERTIBLE DEBT

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

Effective June 2005, June 2006, and June 2008, the Company received authorization to increase the number of authorized shares to 500 million, 900 million and 2 billion, respectively. On April 25, 2009, July 15, 2010, and again on November 1, 2010, the Board of Directors approved motions to further increase, subject to shareholder approval, the authorized shares of common stock to 3 billion shares, 4 billion shares and 6 billion shares, respectively. The latest increase in the number of authorized shares of common stock to 6 billion was approved at a Special Meeting of Shareholders of the Company held on June 29, 2011, so that as of September 30, 2013 the Company has 6 billion authorized shares of common stock. The Company in its annual meeting of shareholders for the fiscal year ended June 30, 2013 held on February 12, 2014 received shareholder approval to increase its authorized shares to 18 billion shares of common stock so that as of March31, 2015 the Company has said amount of authorized shares of stock.

Private Placements

During the nine months ended March 31, 2015, the Company issued 1.533 million shares of its common stock in connection with private placements including 50,000,000 shares to finders, pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $550,000 and accrued finder’s fees in the amount of $34,500. The proceeds were used by the Company as working capital.

During the nine months ended March 31, 2014, the Company issued 2,557,500,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $1,023,000 and paid finder’s fees in the amount of $41,500 and the Company issued 171,128,375 shares to finders. The proceeds were used by the Company as working capital.

Stock Based Compensation

During the nine months ended March 31, 2015, the Company issued 33,459,857 shares of common stock compensation to employees valued at $17,955. The Company during such period did not issue any common stock, warrants or options to officers.

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

Conversion of Debt Securities

During the nine months ended March 31, 2015, no conversions were made of convertible debt and accrued interest thereon into shares of common stock.

During the nine months ended March 31, 2014, $96,026 of convertible debt and accrued interest thereon was converted into 141,761,066 shares of common stock

Long Term Convertible Debentures / Debt Discount

The Company had 10 separate convertible debt arrangements with independent investors that were in effect at various times during the two fiscal years ended June 30, 2014, three of which were still active as of March 31, 2015.

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

As of June 30, 2012, this convertible note has $109,000 outstanding, which when combined with arrangements #8 and #9 totaled $802,060, which the Company entered into an amended agreement on June 1, 2012 whereby the Company agreed to make payments of principle and interest of $37,018 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. Also as of June 30, 2012 the derivative value of the embedded conversion feature of this arrangement when combined with arrangements #2 and #3 totaled $0; which when compared to the combine value of $1,567,512 created a non-cash credit to earnings of $1,567,512 in fiscal 2012. As of, June 30, 2014, and March 31, 2015, the combined arrangements with JMJ on this note would be convertible into 237,807,785 and 252,950,843 at the conversion floor price of $.004; and only so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement. The Company has not made any payments of the $37,018 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance.

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

The value of the forbearance obligation on March 31, 2015 is $971,334. At March 31, 2015, given the changes in the Company’s stock price during the 20 day look-back period for June 30, 2014, this estimated liability had decreased to $546,611, decrease from the December 31, 2014 of $557,138 totaling $10,527, which was a non-cash credit to earnings for the quarter ended March 31, 2015. The Forbearance agreement requires the Company to place, and the Company has done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments. The agreement also provides that the Company file a Proxy statement before June 1, 2015 should additional shares be needed for the conversion reserve.

As of March 31, 2015 this forbearance obligation would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 93,749,959 shares, for the satisfaction of the next required monthly payment, (ii) up to 1,065,718,081 shares, for the satisfaction of the next 12 required monthly payments; and (iii) up to 3,035,417,576 shares of our common stock should the entire obligation be converted.

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $37,778 and the company recorded a loan discount of the same amount. During the nine months ended March 31, 2015 the Company amortized $37,778 to loan discount expense and the unamortized loan discount was reduced to $0. As of March 31, 2015, which given the changes in the Company’s stock price during the 10 day look-back period for this date the estimated liability had decreased to $25,738, a decrease for this period of $12,040 and creating a non-cash credit to earnings of that amount. Based upon the price of the Company’s common stock and and a partial payment in the current quarter of $13,333; on March 31, 2015 this Note is convertible into approximately 109,487,354 shares of common stock.

The following table summarizes notes payable under convertible debt and debenture agreements as of:

	March 31,	June 30,
	2014	2014
	(Unaudited)
Arrangement #3 - JMJ Financial, Inc	$802,060	$802,060
Arrangement #4 - St. George Investments/Fife Forbearance Obligation	971,334	720,157
Arrangement #8-MH Investment trust I	-	40,000
Arrangement #9 -MH Investment trust II	26,667	-
Total notes payable	$1,800,061	$1,562,217
less: unamortized debt discount	-	-
Convertible Notes payable, net of discount	1,800,061	1,562,217
Convertible Notes payable-short term portion	1,143,090	1,522,217
Convertible Notes payable-long term portion	$656,971	$40,000

Included in accrued expenses is $211,543 and $285,275 interest accrued on these notes at March 31, 2015 and June 30, 2014, respectively.

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

Through February 13, 2015 and June, 2014, the Company has received $231,744 of proceeds under the Equity Line relating to the resale of 135,990,000 shares of the Company’s common stock, net of $22,920 transaction fees. The amount of proceeds to be received under the Equity Line will depend upon the stock price of the Company at the various points in time it exercises the Put Option. As of June 30, 2014, the Company has received $145,428, $80,053 and $6,263 in Fiscal Years Ended June 30, 2012, 2013 and 2014, under the Equity Line relating to the resale of 89,587,447, 42,412,553 and 3,990,000 shares of the Company’s common stock in Fiscal Years Ended June 30, 2012, 2013 and 2014. The amount of proceeds to be received under the Equity Line will depend upon the stock price of the Company at the various points in time it exercises the Put Option. As of February 13, 2015 the Equity line of Credit expired and the Company may no longer draw any funds under such equity line.

BENEFICIAL CONVERSION FEATURE

In April 2009, the Board of Directors authorized the right for the officers to convert into shares of the Company's common stock officers' loans discussed in Note 9, plus accrued interest thereon, at any time for the next five years providing such shares are issued, outstanding and available, at a conversion price of $.0075. This conversion price was amended in August 2011 to $.0040. During the fiscal year ended June 30, 2014, the officers’ were authorized by the board of directors’ to enter into agreements to convert certain officer notes, previously convertible at $.004 from 2009 through April 2014, based upon the then concurrent terms of private placements with accredited investors; at $.0004, representing the now current terms of private placements with accredited investors. On June 30, 2014, these Notes are convertible into approximately 1,275,863,375 shares of common stock, if available. During the nine months ended March 31, 2015 the Company recorded $60,685 beneficial conversion feature interest expense regarding the convertibility of these notes. As of March 31, 2015 these Notes are convertible into approximately 1,289,467,500 shares of common stock if available.

4.	COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Our corporate headquarters is located at an office in Clifton, New Jersey for an average monthly cost of $4,020 on a lease that expires on August 15, 2015.

The Company entered into a conditional lease for a production facility located in Passaic, New Jersey, the commencement of which is contingent upon the Company obtaining funding from investors pursuant to an economic development program within governmental guidelines. The Company paid $9,000 in November 2014 as the security deposit and the annual base lease cost approximates $30,000 per year for a period of five years with escalations each year up to almost $35,000 in year five, and is subject to final acceptance or cancelation by the Company initially to be determined on or before January 31, 2015, which has now been extended until May 31, 2015.

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

The value of the forbearance obligation on March 31, 2015 is $971,334. At March 31, 2015, the derivative liability was estimated to be $546,611, and as such a total of $1,517,945 liabilities have been recorded in the financial statements to reflect this obligation, $341,030 included in current liabilities and $1,176,915 non current. The value of the judgment totaled approximately $1.56 million as of March 31, 2015 and bears a punitive interest rate of 16%, and would become payable in full if the Company defaults under the forbearance obligation. The Forbearance agreement requires the Company to place, and the Company has done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments.

As of March 31, 2015 this forbearance obligation would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 1,065,718,081 shares, for the satisfaction of the next required monthly payment, (ii) up to 93,749,959 shares, for the satisfaction of the next 12 required monthly payments; and (iii) up to 3,035,417,576 shares of our common stock should the entire obligation be converted.

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

The table below presents reconciliation for liabilities measured at fair value on a recurring basis at March 31, 2015 and 2014:

	Fair Value Measurements Using
	Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	March 31, 2015	March 31, 2014
Balance at July 1,	$637,543	$212,023
Increase (Decrease) in Derivative and associated liabilities	(102,972)	228,898
Debt discounts	37,778	10,646
Balance at March 31,	$572,349	$451,567

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables.

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At March 31, 2015, the carrying value of the notes payable and accrued interest for convertible agreements and officers’ notes was approximately $2.5 million. The JMJ convertible notes, which were originally due at various times through December 31, 2012, yield an interest rate of 12%, the Fife Forbearance obligation is 9%. Refer to Note 3 of these financial statements for more information about the Company’s notes payable.

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

During the nine months ended March 31, 2015 and 2014, $16,173 and $13,718 have been charged for rent and $10,979 and $10,983 have been charged for other expenses, respectively. As a result of the foregoing transactions, as of March 31, 2015, the Company had a $26,184 payable to Microphase.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On March 31, 2015, Mr. Biderman’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers were owed unpaid finders’ fees in the amount of $160,000, which is included in due to related parties.

Transactions with Officers

At various points during past fiscal years the Messrs. Durando, Dotoli and Smiley provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand.

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Nine Months Ended March 31, 2015

	Durando	Dotoli	Smiley	K. Durando	Biderman	Microphase	Total
Consulting / Salary	$150,000	$75,000	$75,000				$300,000
Interest	$39,703	$26,609	$22,573				$88,885
Rent						$29,725	$29,725
S, G&A				$54,000		$15,327	$69,327
Finders Fees					$34,500		$34,500
Total compensation for the Nine Months Ended March 31, 2015	$189,703	$101,609	$97,573	$54,000	$34,500	$45,052	$522,437

Summary of compensation to related parties for the Nine Months Ended March 31, 2014

	Durando	Dotoli	Smiley	K. Durando	Biderman	Microphase	Total
Consulting / Salary	$68,333	$60,000	$60,000				$188,333
Interest	$45,221	$35,771	$32,214				$113,206
Rent						$10,983	$10,983
G&A				$28,000		$11,106	$39,106
Finders Fees					$41,500		$41,500
Total compensation for the Nine Months Ended March 31, 2014	$113,554	$95,771	$92,214	$28,000	$41,500	$22,089	$393,128

Summary of payables to related parties as of March 31, 2015

				Total Notes
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$280,865	$113,215	$0	$394,080			$394,080
Due to Officers / Affiliates					$160,000	$26,184	$186,184
Interest Payable	$20,713	$8,830	$92,164	$121,707			$121,707

Total Payable to Officers / Affiliates as of March 31, 2015	$301,578	$122,045	$92,164	$515,787	$160,000	$26,184	$701,971

Summary of payables to related parties as of June 30, 2014

				Total Notes
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$289,015	$122,865	$0	$411,880			$411,880
Due to Officers / Affiliates					$150,000	$16,183	$166,183
Interest Payable	$7,250	$3,096	$88,119	$98,465			$98,465

Total Payable to Officers/Affiliates as of June 30, 2014	$296,265	$125,961	$88,119	$510,345	$150,000	$16,183	$676,528

7.	SUBSEQUENT EVENTS

From April 1, 2015 through May 18, 2015, the Company has completed transactions in a private placement of its common stock to 3 accredited investors pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The Company received proceeds of $65,000, made available for working capital, in connection with the issuance of 216,666,667 shares of its common stock.

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

RESULTS OF OPERATIONS OVERVIEW

mPhase, a New Jersey corporation founded in 1996, is a publicly-held company with over 23,000 shareholders and approximately 15.5 billion shares of common stock outstanding. The Company’s common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. We are headquartered in Norwalk Connecticut through March 31, 2015 but are moving our headquarters to Clifton, NJ as of April 1, 2015. Up to April 1, 2015, mPhase shared common office space in Norwalk, Connecticut with Microphase Corporation, a privately held company. Microphase is a leader in the field of radio frequency and filtering technologies within the defense and telecommunications industry. It has been in operation for over 50 years and supports mPhase with both engineering and administrative and financial resources as needed.

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

On February 12, 2013, the Company announced that it has filed a United States Letter Patent application for a novel drug delivery system based on its Smart Surface technology. The drug delivery patent is based on mPhase's Smart Surface technology electronically or manually enabling the precise control of a fluid on a nano-structured surface. The drug delivery system generally relates to a drug delivery system for automatically dispensing a pre set dosage of a drug agent or medication.

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

During the remainder of fiscal year ended June 30, 2014 the Company began to receive its first revenues from sales of the Jump and mini Jump automotive battery jump starter from the commercial wholesale and retail markets in the United States. During the quarter ended December 31, 2014 sales of the Company Jump starter products have increased from $251,071 in the quarter ended September 30, 2014 to $540,902. During the quarter ended March 31, 2015 sales declined to $174,442.

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

Finally, mPower Technologies, Inc. intends to provide multiple marketing services for small businesses and campaigns wishing to establish recognizable brands. The marketing offerings to potential clients will target improvement of their company image, assist in the growth of their service, campaign or product brands and engage their target audience by driving purchases, establishing trust and building brand loyalty.

mPower marketing support offerings could include a call center, web development and support, branding strategies, data management, mining, ecommerces as well as 24/7 customer support services.

We are targeting campaigns and small businesses seeking public awareness and customer support services.

IPTV and Magnetometer

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

Cumulative losses, net worth and capital needs

The Company has incurred cumulative losses of $210,912,165 and a working capital deficit of $3,001,894 from inception through March 31, 2015. The auditors’ report for the fiscal year ended June 30, 2014 includes the statement that "there is substantial doubt of the Company’s ability to continue as a going concern". As of March 31, 2015, the Company had a negative net worth of ($4,206,109) compared to a negative net worth of ($3,554,585) as of June 30, 2014 as a result of continuing net losses.

The Company raised $515,500 in net proceeds from private placements of 1.405 million shares of common stock during the nine months ended March 31, 2015. The Company also issued a $40,000 Convertible Note to MH Investment Trust in August of 2014.

While the Company believes it will be able to fund short term capital needs, it will from time to time need to supplement such funding. In the longer term, we estimate that the Company will need to raise approximately $1,500,000 to $3,000,000 of additional funds through June 30, 2016 in order to fund the continued commercialization of its products, the range effected by how many products the Company rolls out.

The Company does not expect to derive any material revenue from its nanotechnology product development during the current fiscal year. The Company estimates that material revenues from its SmartNanoBattery could occur in 18 months depending upon the Company’s ability to secure federal funding in the form of SBIR grants and adoption and custom tailoring of such product as a reserve battery to a computer memory or other function for a specific weapons system. Increased revenues may be derived in fiscal year 2016 from sales of the Company’s jump starter products depending upon the Company’s ability to secure arrangements with major distributors of automotive parts in the retail markets.

THREE MONTHS ENDED MARCH 31, 2015 VS. MARCH 31, 2014

REVENUE

Total revenues were $174,442 for the three months ended March 31, 2015 compared to $255,113 for the three months ended March 31, 2014. The decrease in revenue was the result of the Company’s post holiday sales levels of its mPower Jump products.

RESEARCH AND DEVELOPMENT

Research and development expenses were $0 for the three months ended March 31, 2015 as compared to $501 during the comparable period in 2014. The Company has curtailed its program in research and development during the period.

Subject to available funds, the Company expects to increase its research and development efforts throughout fiscal 2016 and 2017. Such research is expected to focus on other applications for “smart surfaces” including the Smart Nano Battery. The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for both commercial and defense applications.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses were $55,313 for the three months ended March 31, 2015 as compared to $49,771 for the comparable period in 2014. The increase was due to the Company adding new employees in connection with the marketing and sales of the Company’s Jump Starter products.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $342,785 for the three months ending March 31, 2015, down from $396,946 or a decrease of $54,161 from the comparable period in 2014. Administrative expenses decreased as the Company continues a concentrated effort to minimize administrative costs until further sales increases and while it seeks to commercialize its smartnanobattery product capabilities and secure more substantial research funding for possible applications of its “smart surfaces” technology.

OTHER (EXPENSE) AND INCOME

Included in this category for the three month period ended March 31, 2015 are non-cash gains and costs associated with convertible debt derivative liabilities. Such costs include a non-cash gain for the change in derivative value of $19,457, plus amortization of debt discount costs of $11,123 and prepayment fees of $6,667, resulting in a net gain of $1,667 from derivative liabilities associated with the Company’s convertible debt and is not indicative of operating results. Additionally, net interest expense of $82,372 and settlement expense of $3,629, brought total other expense to $84,334 in the current period. For the same period ended March 31, 2014, net other expense totaled $1,556,887, consisting primarily of net loss of $146,535 from derivative liabilities, decreased by interest expense of $1,392,852.

NET LOSS

The Company recorded net loss of $424,477 for the three months ended March 31, 2015 as compared to net loss of $1,902,639 for the three months ended March 31, 2014. This represents a net loss per common share of ($0.00) and loss per share of ($0.00) for the three month periods ended March 31, 2015 and 2014 respectively

NINE MONTHS ENDED MARCH 31, 2015 VS. MARCH 31, 2014

REVENUE

Total revenues were $969,415 for the nine months ended March 31, 2015 compared to $308,767 for the nine months ended March 31, 2014. Revenue during the period came from increased sales of the Company’s jump starter products.

RESEARCH AND DEVELOPMENT

Research and development expenses were $4,694 for the nine months ended March 31, 2015 as compared to $1,667 during the comparable period in 2014. The Company has continued to curtail its program in research and development in order to converse funds during the period.

Subject to available funds, the Company expects to increase its research and development efforts throughout fiscal 2016 and 2017. Such research is expected to focus on other applications for “smart surfaces” including the Smart Nano Battery. The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for both commercial and defense applications.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses were $194,949 for the nine months ended March 31, 2015 as compared to $155,721 for the comparable period in 2014. The increase was due to the Company adding new employees in connection with the marketing and sales of the Company’s Jump Starter products.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $1,098,985 for the nine months ending March 31, 2015, up from $784,093 or an increase of $314,822 from the comparable period in 2014. Administrative expenses increased, but the Company has made a concentrated effort to minimize administrative costs while it seeks to commercialize its smart nanobattery product capabilities and secure more substantial research funding for possible applications of its “smart surfaces” technology.

OTHER (EXPENSE) AND INCOME

Included in this category for the nine months ended March 31, 2015 are non-cash gains and costs associated with convertible debt. This includes a non-cash gain for the change in derivative value of $121,441, prepayment fees of $21,583 and debt discount amortization of $37,778, resulting in a net gain of $62,080 from derivative liabilities associated with the Company’s convertible debt and is not indicative of operating results. Additionally, net interest expense of $244,214 and settlement expense of $141,048 brought total other expense to $323,182 in the period. For the same period ended March 31, 2014, net other expense totaled $1,778,267, consisting primarily of net loss of $228,898 from derivative liabilities, increased by interest expense of $1,549,369.

NET LOSS

The Company recorded a net loss of $1,276,157 for the nine months ended March 31, 2015 as compared to net loss of $2,620,437 for the nine months ended March 31, 2014. This represents a net loss per common share of ($0.00) and loss per share of ($0.00) for the nine month periods ended March 31, 2015 and March 31, 2014, respectively.

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

During the nine months ended March 31, 2015 and 2014, $16,173 and $13,718 have been charged for rent and $10,979 and $10,983 have been charged for other expenses, respectively. As a result of the foregoing transactions, as of March 31, 2015, the Company had a $26,184 payable to Microphase.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On March 31, 2015, Mr. Biderman’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers were owed unpaid finders’ fees in the amount of $160,000, which is included in due to related parties.

Transactions with Officers

At various points during past fiscal years Messrs, Durando, Dotoli and Smiley provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand.

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Nine Months Ended March 31, 2015

	Durando	Dotoli	Smiley	K. Durando	Biderman	Microphase	Total
Consulting / Salary	$150,000	$75,000	$75,000				$300,000
Interest	$39,703	$26,609	$22,573				$88,885
Rent						$29,725	$29,725
S, G&A				$54,000		$15,327	$69,327
Finders Fees					$34,500		$34,500
Total compensation for the Nine Months Ended March 31, 2015	$189,703	$101,609	$97,573	$54,000	$34,500	$45,052	$522,437

Summary of compensation to related parties for the Nine Months Ended March 31, 2014

	Durando	Dotoli	Smiley	K. Durando	Biderman	Microphase	Total
Consulting / Salary	$68,333	$60,000	$60,000				$188,333
Interest	$45,221	$35,771	$32,214				$113,206
Rent						$10,983	$10,983
G&A				$28,000		$11,106	$39,106
Finders Fees					$41,500		$41,500
Total compensation for the Nine Months Ended March 31, 2014	$113,554	$95,771	$92,214	$28,000	$41,500	$22,089	$393,128

Summary of payables to related parties as of March 31, 2015

				Total Notes
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$280,865	$113,215	$0	$394,080			$394,080
Due to Officers / Affiliates					$160,000	$26,184	$186,184
Interest Payable	$20,713	$8,830	$92,164	$121,707			$121,707

Total Payable to Officers / Affiliates as of March 31, 2015	$301,578	$122,045	$92,164	$515,787	$160,000	$26,184	$701,971

Summary of payables to related parties as of June 30, 2014

				Total Notes
	Durando	Dotoli	Smiley	Payable	Biderman	Microphase	Total
Notes payable	$289,015	$122,865	$0	$411,880			$411,880
Due to Officers / Affiliates					$150,000	$16,183	$166,183
Interest Payable	$7,250	$3,096	$88,119	$98,465			$98,465

Total Payable to Officers / Affiliates as of June 30, 2014	$296,265	$125,961	$88,119	$510,345	$150,000	$16,183	$676,528

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative losses of $210,912,165 and a working capital deficit of $3,001,894 as of March 31, 2015. The auditors’ report for the fiscal year ended June 30, 2014 includes the statement that "there is substantial doubt of the Company’s ability to continue as a going concern". As of March 31, 2015, the Company had a negative net worth of ($4,206,109) compared to a negative net worth of ($3,554,585) as of June 30, 2014 as a result of continuing net losses.

The Company raised $515,500 net proceeds from private placements of 1,533,333,333 shares of common stock during the nine months ended March 31, 2015. The Company also issued a $40,000 Convertible Note to MH Investment Trust in August of 2014.

The Company raised $981,500 net proceeds from private placements of 2,557,500,000 shares of its common stock during the nine months ended March 31, 2014.

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

MANAGEMENT’S PLANS

The Company has shifted its focus to the development of its automotive jump starter products and its “smart surfaces” using the science of nanotechnology. The Company believes it will continue to generate revenues with respect to its cost-reduced automotive jump starter through Fiscal 2016 .The Company does not expect to derive any material revenue from its nanotechnology products under development during the next 18 months. The Company anticipates that it will need not less than $1,000,000 of additional capital to commence cost reduction, marketing and continued expansion of the distribution of its additional Jump Starter products. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at March 31, 2015.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Effective February 10, 2015, the Company entered into a Forbearance Agreement with the Holder. The agreement provides that the Holder would forego his right to enforce its remedies pursuant to the judgment, which include demand for immediate payment of approximately $1.6 million, provided the Company satisfy its forbearance obligation of $1,003,943, and after accounting for a payment of $15,000 the Company paid, under the terms of the agreement. At March 31, 2015, the derivative liability was estimated to be $546,611, and as such a total of $1,547,945 has been recorded in the financial statements to reflect this obligation, $ $341,030 included in current liabilities and $1,176,915 as non-current. The value of the judgment totaled approximately $1.56 million as of March 31, 2015 and bears a punitive interest rate of 16%, and would become payable in full if the Company defaults under the forbearance obligation. The Forbearance agreement requires the Company to place, and the Company has done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments.

As of March 31, 2015, this forbearance obligation would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 74,999,968 shares, for the satisfaction of the next required monthly payment, (ii) up to 875,000,000 shares, for the satisfaction of the next 12 required monthly payments; and (iii) up to 3,035,417,576 shares of our common stock should the entire obligation be converted.

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

Private Placements

During the nine months ended March 31, 2015, the Company issued 1,533,333,333 shares of its common stock in connection with private placements including 50,000,000 shares to finders, pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $550,000 and paid finder’s fees in the amount of $34,500. The proceeds were used by the Company as working capital.

During the nine months ended March 31, 2014, the Company issued 2,557,500,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, raising gross proceeds of $1,023,000 and paid finder’s fees in the amount of $41,500. The Company issued 171,128,375 shares to finders. The proceeds were used by the Company as working capital.

Stock Based Compensation

During the nine months ended March 31, 2015, the Company issued 33,459,857 shares of common stock compensation to employees valued at $17,955. The Company during such period did not issue any common stock, warrants or options to officers.

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

Conversion of Debt Securities

During the nine months ended March 31, 2015, no conversions were made of convertible debt and accrued interest thereon into shares of common stock.

During the nine months ended March 31, 2014, $96,026 of convertible debt and accrued interest thereon were converted into 141,761,066 shares of common stock.

Long Term Convertible Debentures / Debt Discount

The Company had 10 separate convertible debt arrangements with independent investors that were in effect at various times during the two fiscal years ended June 30, 2014, three of which were still active as of March 31, 2015.

During the nine months ended March 31, 2015, no convertible debt was converted into any shares of common stock to holders of Convertible Notes.

During the nine months ended March 31, 2014, $96,026 of debt including $3,971 accrued interest and $9,054 prepayment fees thereon was converted into 141,761,066 shares of common stock to holders of Convertible Notes.

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

Arrangement #3 (JMJ Financial, Inc.)

On April 5, 2010, the Company entered into a new financing agreement with JMJ Financial that consists of the following: 1) a convertible note issued by the Company in the principal amount of $1,200,000 plus a one-time interest factor of 12% ($144,000) and a maturity date of December 15, 2012, and (2) a secured promissory note from the holder of the convertible note in the amount of $1,100,000 plus a one-time interest rate factor of 13.2% ($144,000 each) and a maturity date of December 15, 2012. To date the Company has received a total of $100,000 cash and has issued no shares of common stock to the holder upon conversions. The remaining $1,144,000 of cash to be received from the holder plus accrued and unpaid interest is convertible into shares of common stock at the option of the holder. Upon receipt, in full, of cash by the Company equaling the purchase price of the convertible note plus interest or any portion thereof payable through maturity, the holder may convert such portion of the total amount of interest funded that would accrue to maturity into additional shares of common stock. The number of shares into which this convertible note can be converted is equal to the dollar amount of the note divided by 75% of the lowest trade price during the 20 day trading period prior to conversion. Based upon the price of the Company’s common stock on June 30, 2011 of $.0073 per share the holder could convert the remaining principal amount plus interest of this convertible note into approximately 228,571,429 shares of common stock at the full contract value; of which the derivative liability associated with this arrangement is calculated. For accounting purposes the note receivable has been fully reserved, and the liability is recorded, when netted against the debt discount and cumulative conversions, at the amount funded. Based upon the price of the Company’s common stock on June 30, 2011, the net liability of this note is convertible into approximately 19,047,619 shares of common stock. At the commitment date, the derivative value of the embedded conversion feature of such security was $421,891 and the debt discount was valued at $521,891. As of June 30, 2011, this value was calculated to be $486,795. During the year ended June 30, 2011, amortization of debt discount amounted to $378,761, reducing the balance to $ 100,000. During the fiscal year ended June 30, 2012, the Company reduced the note payable and debt discount by $91,000 in proportion with the amount funded to the total original funding commitment and amortization of debt discount amounted to $3,674 reducing the balance to $5,326. As of June 30, 2012, this convertible note has $109,000 outstanding, which when combined with arrangements #8 and #9 totaled $802,060, which the Company entered into an amended agreement on June 1, 2012 whereby the Company agreed to make payments of principle and interest of $37,018 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. Also as of June 30, 2012 the derivative value of the embedded conversion feature of this arrangement when combined with arrangements #2 and #3 totaled $0; which when compared to the combine value of $1,567,512 created a non-cash credit to earnings of $1,567,512 in fiscal 2012. As of, June 30, 2014, and March 31, 2015, the combined arrangements with JMJ on this note would be convertible into 237,807,785 and 252,950,843 at the conversion floor price of $.004; and only so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement. The Company has not made any payments of the $37,018 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance.

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

The value of the forbearance obligation on March 31, 2015 is $971,334. At March 31, 2015, given the changes in the Company’s stock price during the 20 day look-back period for June 30, 2014, this estimated liability had decreased to $546,611, an decrease from the December 31, 2014 of $557,138 totaling $10,527, which was a non-cash credit to earnings for the quarter ended March 31, 2015. The Forbearance agreement requires the Company to place, and the Company has done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments. The agreement also provides that the Company file a Proxy statement before June 1, 2015 should additional shares be needed for the conversion reserve.

As of March 31, 2015 this forbearance obligation would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 93,749,959 shares, for the satisfaction of the next required monthly payment, (ii) up to 1,065,718,081 shares, for the satisfaction of the next 12 required monthly payments; and (iii) up to 3,035,417,576 shares of our common stock should the entire obligation be converted.

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $37,778 and the company recorded a loan discount of the same amount. During the six months ended December 31, 2014 the Company amortized $26,665 to loan discount expense and the unamortized loan discount totals $11,123 as of December 31, 2014, which given the changes in the Company’s stock price during the 10 day look-back period for this date the estimated liability had decreased to $34,667, a decrease for this period of $3,489 and creating a non-cash credit to earnings of that amount. Based upon the price of the Company’s common stock on March 31, 2015 this Note is convertible into approximately 109,487,354 shares of common stock.

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

mPHASE TECHNOLOGIES, INC.

Dated: May 20, 2015	By:	/s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President Chief Financial Officer and General Counsel

