Form 10-K
period 2015-06-30
MPHASE TECHNOLOGIES INC
filed 2015-10-13
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE YEAR ENDED JUNE 30, 2015

COMMISSION FILE NO. 000-30202

mPHASE TECHNOLOGIES, INC.

(Name of issuer in its charter)

NEW JERSEY	22-2287503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 Passaic Avenue, Suite 375, Clifton, New Jersey	07012
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  973-256-3737

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes ☐     No ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,309,419 based upon the closing sale price as of that date. As of August 25, 2015, there were 16,141,988,381 shares of common stock, $.001 par value, outstanding.

Documents Incorporated by Reference

None.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2015

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

The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

ITEM 1. BUSINESS

General Description of the Business

mPhase Technologies, Inc. is a publicly-held New Jersey corporation. The Company has approximately 23,000 shareholders  and approximately 15.94 billion shares of common  stock outstanding as of June 30, 2015. The Company was founded in 1996 and its common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. The Company has offices in Clifton, New Jersey as well as Norwalk, Connecticut.

mPhase is a company specializing in the research, development and fabrication of “smart surfaces” using materials science engineering, and enabled by breakthroughs in nanotechnology science and the principles of microfluidics and microelectromechanical systems (MEMS). The Company is developing products for both commercial and military applications. To date the Company has concentrated its efforts in Smart Surface Technology on research and development of its Smart Nanobattery.

The Company has a patent portfolio of 17 patents (licensed, solely and jointly owned), including patent applications pending or subject to reinstatement, in the United States. The patents cover our battery products and our Smart Surfaces Technology –an innovative platform to control the flow of fluids by manipulating the ways liquids behave when in contact with a solid or porous surface.

The Company's first application, using its Smart Surface technology, is a Smart NanoBattery providing Power On Command™. The patent pending and patented battery technology, based on the phenomenon of electrowetting, offers a unique way to store energy and manage power. Features of the Smart NanoBattery include potentially infinite shelf life, environmentally friendly design, fast ramp to power, programmable control, and direct integration with microelectronic devices. The platform technology behind the Smart NanoBattery is a porous nanostructured material used to repel and precisely control the flow of liquids. The material has a Smart Surface that can potentially be designed for other innovative products such as a transdermal smart drug delivery system.

mPhase completed a  Phase I and Phase II Small Business Technology Transfer Program (STTR) grant, part of the Small Business Innovation Research (SBIR) program, with the U.S. Army for development of a reserve Smart NanoBattery for a critical computer memory application. Such reserve battery can be activated by an electronic pulse. The Army has also successfully tested the Smart NanoBattery as an energy source activated by g forces to provide power to a telemetry system for guidance of small munitions.

The Smart NanoBattery and Smart Surface technology is still in development and has not reached a commercialization stage.

In a separate effort, mPhase has also introduced, through mPower Technologies, Inc., a wholly-owned subsidiary, a product line of four emergency portable jumpstarters for the automotive/marine industries.

The mPower JUMP is a small sized, very light weight battery jump starter designed to fit in the glove compartment of most cars. A smaller version about the size of a smartphone called the mPower Mini JUMP can be used to start dead batteries in small cars as well as by small boats, jet skis, motor cycles cell phones and small electronic products. A third product called the mPower JUMP Plus that is approximately the size of a TV remote control has enough power to jump up to 40 full size cars or small trucks on a single charge. The product has multiple ports and adaptor options capable of charging virtually any smartphone tablet or laptop computer.

The mPower JUMP Truck is the Company’s latest automotive product designed to start dead batteries in most large trucks used in commercial operations. Only nine inches tall and weighing less than 4 pounds, the JUMP Truck is a fraction of the size of competitive products and packs 1000 Amps for 12V and 500A for 24V batteries.

The newest product introduction is the mPower FastCharge, the first back up battery pack with ultra-fast charging capability. It recharges from a car cigarette lighter in just six (6) minutes for on-the-go back up power for electronics.

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

This electrolyte-electrode separation gives the battery the feature of potentially unlimited shelf life and the benefit of being always ready when needed, which is not necessarily the case for conventional batteries. Electrowetting alters the liquid/membrane interface so that the liquid is now able to flow over the membrane's surface and rapidly move through the pores where it is able to contact the solid electrode materials located on the other side of the membrane. mPhase uses MEMS, to precisely control the machining of silicon-based materials at the micrometer and nanometer scales. This ability has led to the Company's proprietary membrane design that controls the wetting and movement of liquids on a solid surface. mPhase uses microfluidics to control the flow of liquid electrolyte through the porous membrane and is also the basis for other possible applications such as drug delivery and water filtration systems.

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

In addition beginning in February of 2005, mPhase contracted with Bell Labs to develop a magnetomer using the science of nanotechnology. The Company suspended development of this product in 2007 in order to conserve financial resources and focus its nanotechnology efforts primarily on development of innovative battery products.

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

The Company decided in September of 2007 to transfer its development work out of Bell Labs (Alcatel/Lucent) in order to accelerate and broaden its nanotechnology product commercialization efforts. Bell Labs had engaged in its battery research and development for the Company for zinc-based batteries and was limited since it did not have facilities capable of handling lithium chemistry. mPhase shifted its work to Rutgers ESRG which had facilities capable of handling lithium based batteries and also engaged in work with foundries and other companies to supply essential components, fabricate prototypes, and plan manufacturing approaches. These companies included Silex, a well-respected silicon foundry in Sweden, and Eagle Picher, a well-known battery designer and manufacturer that focuses on high-end batteries for military applications located in Joplin, Missouri.

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

In March of 2008, mPhase announced that it had been invited to submit a proposal for a Phase II STTR grant based upon the successful work it had performed on the Phase I grant to develop a version of the Smart NanoBattery referred to as the multi-cell, micro-array reserve battery for a critical memory backup application. The Phase II grant in the gross amount of $750,000 (net $500,000) was granted to the Company in the middle of September of 2008. In March of 2008, the Company also announced the successful transfer to a commercial foundry of certain processes critical to the manufacturing of its Smart NanoBattery. This enabled fabrication of the porous membranes for the multi-cell, micro-array reserve battery mentioned above. The Company successfully manufactured nanostructured membranes at the foundry that are essential to commercial production of the battery. By achieving a series of delayed activations, the shelf-life and continuous run-time of such battery can be increased to a period of time in excess of twenty years. In April of 2008, the Company announced that it had successfully activated it first Smart NanoBattery prototype by electrowetting using a hard-wired configuration and a remotely-activated device. Remote activation plays a key role in providing power to wireless sensors systems and radio frequency identification tags.

Also, in April of 2008, the Company announced that it had successfully produced its first lithium-based reserve battery with a soft or pouch package and breakable separator (in place of the electrowettable membrane) that relies on mechanical rather than electrical activation to provide Power On Command™. The Company believed that was a significant milestone in moving from a low energy density zinc-based battery to a higher energy density lithium-based battery.

In fiscal years ended June 30, 2009 and June 30, 2010, the Company focused upon further development of its Smart NanoBattery under a Phase II STTR grant from the U.S. Army as a potential reserve battery for a back-up computer memory application. The Company has completed such Phase II Army grant. On November 12, of 2010, the Company announced that it had successfully triggered and activated its first functional multi-cell smart nanobattery. Triggering and activation of the cells of the battery were achieved by using the technique of electrowetting or programmable triggering. Triggering was accomplished by applying a pulse of electrical energy to a porous, smart surface membrane located inside each cell in the battery causing the electrolyte to come in contact with the cell’s electrodes, creating the chemical reaction to produce voltage inside of the multi-cell battery. The multi-cell battery consists of a matrix of 12 individual cells populated with an electrode stack consisting of lithium and carbon monofluoride materials with each rated at 3.0 volts. Using a custom designed circuit board for testing, each of the cells in the battery were independently triggered and activated without affecting any of the non-activated cells in the multi-cell configuration. Each cell in the battery has a very long shelf-life prior to triggering.

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

During fiscal year ended June 30, 2011, the Company completed work on its Phase II STTR grant for the U.S. army for a nano-reserve battery for a back-up computer memory application. In addition the Company engaged First Principals, Inc. to perform an evaluation or each of its patents in order to identify a strategic partner whose products line will need the Company’s SmartNanoBattery as a compelling solution.

On March 6, 2012, the Company announced that it is exploring the printing of its Smart NanoBattery on graphene and other new advanced materials. Graphene is a very strong material that has been described as the most conductive material known, making it a vast improvement over silicon. Graphene has the potential to lead to faster, cheaper and more flexible devices including power sources. mPhase has suspended its exploration of the printing of its Smart NanoBattery on graphene.

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

On August 23, 2012, the Company announced that, subject to the availability of sufficient funding, it will engage in further development of its Smart NanoBattery to make it rechargeable.

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

On January 24, 2013, the Company announced that it had received a notice of allowance from the U.S. patent office of a patent covering a device for fluid spreading and transport. The invention relates to a single porous substrate formed from a network of filaments wherein the network of filaments is comprised of a first plurality of filaments and a second plurality of filaments is exposed to a surface modification treatment and the second plurality of filaments is covered with a conformal coating. A wetting region comprised of the first plurality of filaments extends through a first portion of the porous substrate and is permeable to fluid transport and a non-wetting region comprised of the second plurality of filaments which is operable to switch between a wetting and non-wetting state by an electrical source coupled to the second plurality of filaments. The invention protects a porous substrate with integrated wetting and non-wetting regions and is a key patent win for the Company relative to the protection of its intellectual property in the area of microfluid dynamics.

On January 30, 2013, the Company announced that it had received a patent from the U.S. patent office for a reserve battery system. The invention patented generally relates to a battery system that is easily activated via low mechanical force thus allowing a reserve battery to be used in a wide variety of consumer related and non-consumer related electrical devices.

On February 12, 2013, the Company announced that it has filed a United States Letter Patent application for a novel drug delivery system based on its Smart Surface technology. The drug delivery patent is based on mPhase's Smart Surface technology electronically or manually enabling the precise control of a fluid on a nano-structured surface. The drug delivery system generally relates to a drug delivery system for automatically dispensing a preset dosage of a drug agent or medication.

On June 18, 2013, the Company announced that it had received the Frost & Sullivan award for its Innovative nanobattery technology.  Frost & Sullivan noted that the smart nanobattery is sustainable, cost-effective, easy to handle, and possesses a long shelf life, all of which clearly differentiate it from competing battery technologies. Frost & Sullivan further noted that this positions the technology to enhance the effectiveness of conventional batteries and encourage widespread use of reserve batteries.

On March 27, 2014 the Company entered into a three year renewal of the Cooperative Research and Development Agreement (CRADA) with the United States Army Armament Research, Development and Engineering Center at Picatinny Arsenal of February of 2011. This agreement provides for further joint research and development of the Smart Nanobattery as a power source for smart munitions. The continuation of actual research and development under the CRADA is dependent upon the Company securing additional funding from either the capital markets or from various grant programs to be identified and applied for from the United States government.

On November 17, 2014 the Company announced an update on the drug delivery system patent application filed on February 12, 2013. In December of 2013 the patent office examiner indicated that a significant portion of the claim was patentable. On June 26, 2015 the USPTO issued a new Office Action rejecting the claims. A timely response was filed on September 28, 2015 making minor amendments to the claims to avoid newly cited prior art. The Company is seeking to have all of the claims patented. The drug delivery system utilizes the Company’s Smart Surface Technology.

mPower Junp Products

During fiscal year ended June 30, 2015, the Company, through its consumer subsidiary mPower Technologies, Inc., (“mPower”), successfully increased sales of the mPower Jump product as well as the mPower Mini Jump product. The mPower Jump is a rechargeable, compact device designed to jump start a dead battery in an automobile with engines up to 5 liters. The mPhase Jump is rechargeable in a significantly shorter period of time than lead acid jumpstarters and has a much smaller footprint, enabling it to fit in the glove compartment in most cars. The mPower Mini Jump, a smaller version of the product, about the size of a smart phone, is a multipurpose charger of batteries. It is designed to start dead batteries in recreational toys, such as all-terrain vehicles, snowmobiles, motorcycles and jet skis-even a full size car with engines up to 2.5 liters. It is versatile enough to also charge small electronic devices including cell phones.

During fiscal year ended June 30, 2015, mPower began sales of the Jump Plus, a very powerful version of the Jump product line, powerful enough to jumpstart 12 volt vehicles with engines up to 6 liter. In addition, mPower introduced to the market and commenced sales of its mPower Truck Jump product designed to start dead batteries in most 12 volt battery systems, including trucks with engines up to 12 liters.

mPower Home Jump Generator

On March 4, 2015 mPower introduced its newly developed “green” home generator product. mPower completed two prototypes of a rechargeable battery generator that is capable of providing the power necessary for an average home refrigerator in the United States for four to six hours. Using such prototypes, mPower intends to market and sell a line of rechargeable battery generators. The first prototype completed utilized advanced battery technology along with an inverter. It is rechargeable via a 120 VAC outlet, with a recharge time of approximately 8 hours.

A second prototype integrates the inverter, battery and battery management system. The second prototype has the capability of recharging the battery in 10 hours from a solar panel. A third prototype anticipated to be developed commencing in fiscal year 2016 will include solar recharge as well as recharge capability from an automobile battery.

A production model of the Home Jump is expected to be delivered in the early part of fiscal year 2016.

mPower HOME JUMP PRODUCT SPECIFICATIONS

1. This specification describes the type and size, performance, technical specifications, electrical performance, and power performance of the mPower Model: Utility 1500 Battery Generator. (Note: Specifications may change without notice.)

2. Product and Model 2.1 mPower Battery Generator 2.2 Model: Utility 1500 3. Utility 1500 Specifications Watt Hours: 1475 Nominal Voltage: 46.8V Capacity: 31.5 Ah Nominal Current: 10A Max Discharge Current: 20A Operating Temp Discharge: -4ºF to 140ºF Housing: Aluminum Alloy Size (L x W x H): 12.6”x13.8”x7.2” Weight: 36lbs. 2oz. Safety Protection: Over Charge, Over Discharge, Over Current, Temperature Protection

3. Electrical Performance Output: 120VAC Capacity Retention: After 30 days storage capacity is > or = to 80%. Cycle Life: Greater than 500 Cycles

4. Power Performance What will the mPower Utility 1500 power? Approx. Appliance Start Watts Running Watts Runtime Refrigerator 1200 200 5-6 Hours Microwave 650 1000 1.2 Hours Coffee Maker 600 600 2.0 Hours 1/8 HP Motor 500 300 4 Hours 1/4 HP Motor 1000 600 2 Hours Dishwasher 540 200 6 Hours Washer 1200 1200 1 Hours Laptop 200 200 6 Hours Flat Screen TV 120 120 10 Hours Chain Saw 1100 1100 1 Hours Hand Drill 3/8 600 440 3 Hours

5. Recharge Specifications: 120VAC Wall Outlet: 6-8 Hours 200W Solar Panel: 10 Hours

mPower FastCharge

In August 2015, mPower announced the introduction of the newest product, the mPower FastCharge. The mPower FastCharge has a unique technology feature that allows the product to fast charge in 6 minutes through a 12V car cigarette lighter. The hi-speed charging input in the cigarette lighter port is 14V/10A which charges 5 -6 times faster than the standard input is 5V/2A for traditional charging. The unit offers the consumer a solution for a backup power bank that can charge quickly and be taken on-the-go for electronic charging when no wall power is available.

Emergency Flashlight

On December 5, 2008, mPhase Technologies, Inc. signed a contract with Porsche Design Gesellschaft m.b.H., Flugplatzstrasse 29, A,S700 Zell am see, Austria ("Porsche Design Studio"), to design a premium emergency flashlight (the mPower Emergency Illuminator™). A pilot program that began in March of 2010 has resulted in the sale of approximately 205 emergency flashlights.

In March 2011, mPower received an initial order from Porsche Design Group in Germany for mPhase's Porsche design branded mPower Emergency Illuminators™ to be sold in Porsche Design stores in Germany, Great Britain and the United States and it began shipments of the Emergency Illuminators in April of 2011.

mPower continues to market and sell, online, the mPower Emergency Illuminator™.

DISCONTINUED BUSINESS-Internet Protocol Television (IPTV)

Historically, the Company, since its inception, had focused upon developing innovative solutions for the delivery of Broadcast Television as part of a "triple play" of services that would include voice and high-speed internet for telephone service providers globally. The Company, however, was not been able to derive any significant revenue from its TV+ solution and no active development of the product has occurred since fiscal year 2007. The Company determined to discontinue this line of business and all inventory has been written off. During the fourth quarter of the fiscal year ended June 30, 2010, the Company formally elected, for financial reporting purposes to treat its IPTV product line as a discontinued business. The Company is also no longer continuing any work on this product.

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

As mPhase's research and development efforts evolve, in addition to silicon materials, the ability to control the surface properties of materials can be extended to other substances such as polymers, ceramics, metals, and fibers providing opportunities for our platform technology to be used in a range of potential applications such as energy storage and power management for portable electronics and microelectronics, self-cleaning surfaces, filters for water purification or desalination systems, materials for environmental remediation that separate liquids or solvents, and other situations where the control of the interaction of a solid surface exposed to a liquid is vitally important.

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

On December 8, 2010, the Company announced that it has successfully completed the technical work under the Phase 2 STTR grant awarded by the US Army for the multi-cell Smart NanoBattery. The team achieved this milestone by completing the work sponsored by the Army Research Office, which encourages deep technical exploration, by funding small business involved in innovative research projects for miniature energy storage designs, by helping accelerate research and development concepts for long term commercialization efforts. The STTR funding enabled the mPhase technical team to develop functional prototypes and to conduct detailed analysis of the novel multi-cell reserve battery designs. The funding allowed the mPhase team to create a substantial IP portfolio and to achieve a Technical Readiness Level (TRL level) 4/5, which conventionally means that the original Smart Nanobattery design and technology used in its implementation progressed to the extent that they now meet the criteria for prototype testing in both laboratory and simulated deployment environments. The completed Smart Nanobattery is based on a complex MEMS device consisting of layers of silicon and glass fabricated to the exact specifications of the mPhase team by its commercial foundry partner. The mPhase team finished the assembly by populating each battery with the electrode stacks of lithium and carbon monofluoride materials (Li/CFx), that delivered 3 volts per cell. Because of the unique design of the multi-cell battery, each cell in the battery has very long shelf until it is activated via a technique called electrowetting, which gives the mPhase reserve battery one of its key attributes -- programmable triggering. The development of the Smart NanoBattery has been undertaken with funding support from a Phase II STTR Army award.

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

During fiscal year ended June 30, 2014, the Company announced the beginning of sales of its Jump and Mini Jump products through its wholly-owned subsidiary mPower Technologies, Inc. (“mPower”) These products are designed to jump start dead batteries in cars, marine products and small electronic devices.

During fiscal year ended June 30, 2015, the Company announced the beginning of sales through mPower of the Jump Plus product that is able to start up to 40 vehicles on a single charge. In addition, mPower introduced its Truck Jump product designed to start dead batteries in larger vehicles and trucks. During the second quarter of fiscal year ended June 30, 2015 mPower recorded a significant increase in sales of the two jump start products.

Products & Services

Since its inception in 1996, mPhase has been company focused on the development of intellectual property involving high technology innovative solutions and products with high-growth potential. The Company has served as an incubator for exploratory research and initial development for products that are best characterized as having a high risk/high reward profile since they involve exploratory research to achieve significant scientific breakthroughs from existing products that can have a substantial economic impact and benefit upon successful commercialization.

Smart NanoBattery

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

The Smart NanoBattery utilizes a proprietary technology developed over a period of 11 years. The battery design, prior to initial activation, has a membrane that separates the electrolyte and electrodes used to generate power. Conventional batteries do not provide for such separation and therefore their power begins to dissipate prior to the first time they are activated causing them to lose capacity. Conventional batteries have significant limits on how long they can be stored prior to their first activation and in providing a reliable source of power needed for critical applications requiring portable power supplies.

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

Traditional reserve batteries are distinct from the mPhase Smart NanoBattery in terms of size and activation mechanism. The market for reserve batteries has largely been limited to the military for supplying power to munitions and other mission-critical electronic devices. The traditional reserve battery tends to be larger and certain types are built by hand and contain mechanical parts to activate the battery. The Smart NanoBattery relies on the phenomenon of electrowetting to initiate activation or a mechanical barrier that can be broken, in the case of the breakable barrier design. Traditional reserve batteries for military applications have been supplied by companies such as EaglePicher, Yardney and Storage Battery Systems, Inc. The Company believes that it may be able to significantly reduce the cost of its Smart Nanobattery with the recent discovery of the potential of “printing” the battery on a form of graphite rather than traditional silicon surface. The Company, through its working relationship with Stevens Institute, began in fiscal year 2012 to investigate the feasibility of the use of graphite which is much stronger, flexible and inexpensive than traditional silicon.

Battery Jump Starter and Automotive Product Market

The Company believes that there may be a significant market for its mPower Jump product line capable of providing power to start cars with dead batteries. The Company is placing significant emphasis and focus on this product line as a means to generate future revenues and profitability. The mPower Jump was originally designed by Porsche Design Studio and Porsche engineering. The Company now purchases this product line from a supplier in China. The mPower Jump, launched in November 2013, contains a very small footprint and will fit in the glove compartment of most cars.The need for reliability in many emergency situations includes those of fire, police and other emergency service providers. Since the market for new and innovative portable electronic solutions continues to expand, the Company believes that its line of emergency Jump Starters may benefit from this trend. In fiscal year 2016 the Company is continuing its efforts to access capital from foreign investors by utilizing an innovative financing program sponsored by the U.S. government to assist emerging growth and development companies create new jobs in the United States. Such additional capital will enable the Company to reduce its cost end expand its revenue from its product line for jump starters of dead batteries and its global marketing of such products.

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

During fiscal year ended June 30, 2013, the Company has not engaged in any further outsourcing for product development of its Smart NanoBattery in order to conserve resources. During fiscal year 2014 the Company began purchasing a cost reduced version of a battery jump starter products. Such purchasing increased significantly in fiscal year 2015 as a result of the roll-out of the mPower Jump products.

Prototype Development

As the Company has moved from development to commercialization of its jump starter product, the Company outsourced the creation of original prototypes to Porsche Design Studio and further cost reduced such products by purchasing the product from another vendor. The Company is again working with Studio F.A. Porsche (formally Porsche Design Studio) on developing a luxury or high –end emergency tool, which may include jump start capabilities for the automotive market. In addition, the Company is considering the development of a luxury or high-end version of the FastCharge. . As of June 30, 2015, the Company has an outstanding payable of approximately $415,450 to Studio F.A. Porsche (formally Porsche Design Studio). The Company is currently negotiating repayment terms, which if successfully negotiated, will include the design of a high-end emergency tool and high-end version of the FastCharge.

In addition, the Company, through mPower its consumer subsidiary, has developed a significant strategic relationship with a vendor in the People’s Republic of China to cost-reduce, private label and engage in new product development with respect to its line of Jump-Starter products. In addition, the Company is pursuing strategic relationships with outside vendors to design and develop a private label prototype of, and eventually manufacture, its new Home Jump Product.

Contract Manufacturing

mPhase purchases its private labeled products from a third party outside source. During fiscal year ended June 30, 2015 the Company incurred $749,411of costs from an outside third party for its jump starter products. By purchasing products from third party sources, mPhase avoids substantial capital investments required for the design and production of its line of jumpstarters.

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

The Company has intellectual property as follows:

Nano Technology, Micro Electrical Mechanical Systems (MEMS) and Battery Portfolio:

Various aspects of the mPhase technology are protected by patents either owned directly by the Company or with respect to which the Company has sub-licensing rights. The Company’s current battery related patent portfolio consists of ten issued or licensed patents, of which one is jointly owned with Nokia Corporation (formerly Alcatel Lucent Technologies), and five are licensed from Nokia Corporation. These cover such aspects of the technology as the ability to use electrowetting to create a moveable liquid lens, methodology and apparatus for reducing friction between a fluid and a body, methodology for etching planar silicon substrates to develop a reserve battery device, methodology and apparatus for controlling the flow resistance of a fluid on nanostructured or microstructured surfaces, methodology for creating a structured membrane with controllable permeability, methodology for a nanostructured battery with end of life cells, and methodology for making a multi-cell battery system with multiple chemistries in each individual cell of the battery pack. Some of these patents are specific to the development of a battery device while others are more generalized. The Company has four patent applications that are subject to reinstatement, of which three, the Company intends to submit for reinstatement.

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

The Company has obtained trademark protection for its mPower Emergency IlluminatorTM and mPower on CommandTM.

In July of 2009, the Company filed for 3 new patents covering the unique design features of its manually-activated lithium reserve battery and emergency flashlight products.

On May 20, 2011, the Company announced that it had been granted a U.S. patent for multi-chemistry battery architecture.

On February 10, 2012 the Company filed a U.S. provisional patent with the USPTO for a Non-Pump Enabled Drug Delivery System.

On February 11, 2013 the provisional patent application was converted to a patent application entitled Drug Delivery System.

As of fiscal year ended June 30, 2015, the Company has rights under the following patents:

	Title	Awarded	Licensed	Joint	Pending	Subject to reinstatement
1	Electrical Device Having A Reserve Battery Activation System				X
2	Combined Wetting/Non-Wetting Element for Low & High Surface Tension Liquids					X
3	Non-Pump Enabled Drug Delivery System				X
4	Device For Fluid Spreading & Transport	X
5	Adjustable Barrier For Regulating Flow of a Liquid				X
6	Reserve Battery System	X
7	Modular Device	X
8	Event Activated Micro Control Devices					X
9	Portable Battery Booster					X
10	Battery System	X
11	Reserve Battery					X
12	Tunable liquid microlens with lubrication assisted electrowetting		X
13	Method and apparatus for reducing friction between a fluid and a body		X
14	Battery having a nano structured electrode surface		X
15	Method and apparatus for controlling the flow resistance of a fluid on nano structured or micro structured surfaces		X
16	Structured membrane with controllable permeability		X
17	Nanostructure battery having end of life cells			X

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

Commencing in fiscal year ended June 30, 2011, the Company engaged Porsche Design Studio to develop a jump starter for a dead battery as an additional automotive product for the Company. During fiscal year ended June 30, 2012, the Company continued the development of its Smart Nano Battery and progressed in the development of a final prototype of its jump starter product. In fiscal years ended June 30, 2013 and June 30, 2014 the Company cost-reduced its jump-starter product and began sales of its jump starter and mini jump starter products. The Company increased significantly the number of units sold of its previously developed mPower jump-starter products and rolled out two new products, the mPower Jump Plus and the mPower Truck Jump.

Employees

mPhase and its subsidiary companies presently have a total of 5 full-time employees,7 contract workers, and 10 commissioned sales reps, .. Mr. Durando is also employed by Microphase Corporation. See the description in the section entitled Certain Relationships and Related Transactions.

ITEM 1A. RISK FACTORS

Risks Relating to the Company’s Early Stage of Development

Our business is at an early stage of development and we may not develop products that can be commercialized.

We have derived very limited revenues from a Phase I Army Grant of approximately $100,000 and a Phase II Army Grant of approximately $750,000 with respect to our Smart NanoBattery product from inception of development in February 2004 through March 30, 2011. We have derived revenues of only $41,572 from our Emergency Flashlight product from inception of sales in April of 2010 through June 30, 2014 and we have generated sales of our mPower Jump and mPower mini Jump products and accessories of $580,972 during the fiscal year ended June 30, 2014 and $1,141,469 during the fiscal year ended June 30, 2015.

We have limited manufacturing, marketing, distribution and sales capabilities which may limit our ability to generate revenues.

Due to the relatively early stage of our products, we have not yet invested in manufacturing, marketing,distribution or product sales resources. We cannot assure you that we will be able to invest or develop any of these resources successfully or as expediently as necessary. The inability to do so may inhibit or harm our ability to generate revenues or operate profitably.

We have a history of operating losses and we may not achieve future revenues or operating profits.

We have generated modest revenue to date from our operations. Historically we have had net operating losses each year since our inception. As of June 30, 2015, we have an accumulated deficit of $(210,734,771) and a stockholders’ deficit of $(3,842,865) and incurred a net loss of $(1,098,763). We incurred net losses of $1,098,763 and $5,944,467 for the years ended June 30, 2015 and June 30, 2014, respectively. The Company has just begun generating revenues from sales of $1,142,785 for the year ended June 30, 2015 and $581,261 for the year ended June 30, 2014. Prior to such period the Company did not generate significant revenue outside of STTR grants and minor sales of its emergency illuminator product. Additionally, even if we are able to commercialize our technologies or any products or services related to our technologies it is not certain that they will result in profitability.

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

Our risks as an early stage company are compounded by our heavy dependence on emerging and sometimes unproven technologies such as our Smart Nanobattery. If these technologies do not produce satisfactory results, our business may be harmed.

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

We had outstanding, as of June 30, 2015, aggregate principal amount of $1,707,646, plus accrued interest of $231,944, of convertible debt, that could be converted into approximately 283,225,254 shares of common stock immediately, and up to 4,042,612,754 shares of common stock if the forbearance agreement discussed below is settled in shares of common stock.  Sales of a substantial number of shares of our Common Stock in the public market could adversely affect the market price for our Common Stock and make it more difficult for you to sell shares of our Common Stock at times and prices that you feel are appropriate.

As of December 15, 2014 a Convertible Debenture Holder has a Judgment in the amount of approximately $1.6 million entered into by the United States District Court of the Northern District of Illinois

The Company has entered into a Forbearance Agreement with John Fife one of its two largest Convertible Security holders to pay $30,000 per month that will increase to $50,000 per month beginning in October of 2015 to pay the sum of $902,253 which remains outstanding as of June 30, 2015, arising out of the default in connection with a Convertible Note in the original principal amount of $550,000 issued on September 13, 2011. The monthly payment is required either in cash or by issuing Fife additional shares of common stock at a 20% discount from the market price of the Company’s common stock. Failure to pay such amount either as a result of an inability to pay such amount will enable Fife to immediately enforce the entire amount of the Judgment.

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

The Company has been forced to curtail development of all products except its Smart NanoBattery and four automotive products in order to conserve financial resources

The Company has been forced to focus on commercialization of only four of its products, thereby eliminating product diversification. The Company's lack of financial resources to simultaneously develop multiple products increases its overall risk profile as a company.

mPhase's stock price has suffered significant declines during the past ten years and remains volatile.

The market price of our common stock closed at $7.88 on July 26, 2000 and at $.0005 on August 25, 2015. During such period the number of shares outstanding of the Company increased from approximately 30 million shares to approximately 16 billion shares. This increase was the result of periodic private placements and other financing arrangements involving convertible debt issued by the Company in order to finance company operations. Stocks in microcap companies having stock values below $1.00 per share have been very volatile during such period. Our common stock is a highly speculative investment and is suitable only for such investors with financial resources that enable them to sustain the loss of their entire investment in such stock. Because the price of our common stock is less than $5.00 per share and is not traded on the NASDAQ National or NASDAQ Small Cap exchanges, it is considered to be a "penny stock," limiting the type of customers that broker/dealers can sell to. Such customers consist only of "established customers" and "Accredited Investors" (within the meaning of Rule 501 of Regulation D of the Securities Act of 1933, as amended), generally individuals and entities of substantial net worth, thereby limiting the liquidity of our common stock.

We may not be able to raise sufficient capital to market our Smart NanoBattery and mPower Jump products applications of our technology on any meaningful scale.

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

We have reported net operating losses for each of our fiscal years from our inception in

We have reported net operating losses for each of our fiscal years from our inception in 1996 through the fiscal year ended June 30, 2015 and may not be able to operate profitability in the future.

We have had net losses of approximately $210.735 million since our inception in 1996 including approximately $(1.1) and $(5.94) million for the fiscal years ended June 30, 2015 and June 30, 2014, respectively and cannot be certain when or if we will ever be profitable. Despite the beginning of revenue generation from our jump and mini jump products we expect to continue to have net losses for the foreseeable future. We need to raise not less than $5 million in additional cash in the next 12 months through further equity private placements and to continue operations. As of June 30, 2015, we have working capital deficit of approximately $(2,279,095) and a stockholders’ deficit of $(3,842,865).

Our independent auditor's report expresses doubt about our ability to continue as a going concern.

The reports of the Company's outside auditors Demetrius Berkower, LLC., and its prior auditors Rosenberg, Rich, Baker, Berman & Company, Arthur Andersen & Co., with respect to its latest audited reports on Form10-K for each of the fiscal years commencing in the fiscal year ended June 30, 2001 through the current fiscal year ended June 30, 2015, stated that "there is substantial doubt of the Company's ability to continue as a going concern." Such opinion from our outside auditors makes it significantly more difficult and expensive for the Company to raise additional capital necessary to continue our operations.

Our common stock is subject to significant dilution upon issuance of shares we have reserved for future issuance.

As of June 30, 2015, outstanding convertible debt plus accrued interest is equal to $1,939,590, which could have the right to convert into additional shares of our common stock at discounts of up to 40% of mPhase's then current stock price computed on a formula basis that may adversely affect the future price of our common stock that may result in future conversion shares of our Common Stock based upon our stock price at June 30, 2015.

RISK FACTORS RELATED TO OUR OPERATIONS

We have not generated a profit from operations since our inception in 1996 and have not to date had completed final military or commercial development of our flagship product, the Smart NanoBattery and have only recently begun to generate revenues with respective to our battery jump products.

We have derived no material revenues from our Smart NanoBattery from inception of development in February 2004 through June 30, 2015 and have only begun in fiscal year 2014 and 2015 to generate sales of our .mPower Jump products.

The loss of key personnel could adversely affect our business

Management and employment contracts with all of our officers have expired and no assurances can be given that such executives will remain with the Company or that the Company will be able to successfully enter into agreements with such key executives. All of our officers have made significant investments in the Company in the form of equity periodic purchases of common stock and bridge loans and been granted stock and stock options that are intended to represent a key component of their compensation. Such grants may not provide the intended incentives to such officers if our stock price declines or experiences significant volatility. In addition our three corporate officers converted past accrued and unpaid salaries in the aggregate amount of approximately $426,000, certain notes and accrued interest were settled for stock and an amended conversion feature (see Note 9) during the FYE June 30, 2014 and have continued to have accrued and unpaid portions of their respective salaries during the fiscal year ended June 30, 2015.

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

Our Smart NanoBattery and our potential applications of our technology are components of end products and therefore our products are tied to the success of such end products.

The compelling need for critical mission batteries and other applications of our nanotechnology will depend upon both military and commercial needs going forward and the demand for our products as components. Thus the success of our Smart NanoBattery and other applications of our technology will depend upon the continuing need for the end user products and market demand.

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

The market for our jumpstarter line of products is highly competitive with few barriers to entry.

There are many different brands of automotive and other battery jumpstarter products sold both online and through retail outlets by competitors of the company that are substantially larger and better funded

General Risks Relating to Our Business

Our current very limited revenue depends on the continued sales of our mPower Jump, mPower Mini Jump, mPower Jump Plus and mPower Truck Jump products and our ability to continue to obtain SBIR, STTR and other Government Grants for Research and Development.

We have generated revenue commencing in Fiscal Year 2014 from sales of our battery jump products of $580,972 and $1,141,469 in 2015. We have completed a Phase II STTR Army Research grant in the amount of $750,000. Although we are actively applying for new SBIR, STTR and other government grants and funding we are unable to predict whether we will be successful in obtaining such grants.

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

Our insurance policies are limited in scope and coverage and may potentially expose us to unrecoverable risks.

We do not carry director and officer insurance and have limited commercial insurance policies. Any significant insurance claims would have a material adverse effect on our business, financial condition and results of operations. Insurance availability, coverage terms and pricing continue to vary with market conditions. We endeavor to obtain appropriate insurance coverage for insurable risks that we identify, however, we may, due to limited financial resources, be unable to correctly cover those risks that we can anticipate or quantify as insurable risks. We may not be able to obtain appropriate insurance coverage, and insurers may not respond as we intend to cover insurable events that may occur. We have observed rapidly changing conditions in the insurance markets relating to nearly all areas of traditional corporate insurance. Such conditions have resulted in higher premium costs, higher policy deductibles, and lower coverage limits. For some risks, we may not have or maintain insurance coverage because of cost or availability.

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

ITEM 2. PROPERTIES

The Company leases a warehouse and limited office space in Norwalk, Connecticut with a monthly rental of $2,200 per month. On August 15, 2014, the Company moved its New Jersey office to Clifton, New Jersey with a one year lease with monthly rent of $4,020.

The lease was renewed for next year with a monthly rent of $4,132.

The property located in Norwalk, Connecticut has limited security and from time to time we may be in arears with respect to the foregoing rental obligations.

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

YEAR/QUARTER	HIGH	LOW
Fiscal year ended June 30, 2004
First Quarter	$0.42	$0.29
Second Quarter	0.61	0.29
Third Quarter	0.69	0.38
Fourth Quarter	0.46	0.29
Fiscal year ended June 30, 2005
First Quarter	$0.31	$0.21
Second Quarter	0.35	0.23
Third Quarter	0.6	0.3
Fourth Quarter	0.41	0.25
Fiscal year ended June 30, 2006
First Quarter	$0.29	$0.21
Second Quarter	0.32	0.15
Third Quarter	0.45	0.19
Fourth Quarter	0.34	0.18
Fiscal year ended June 30, 2007
First Quarter	$0.21	$0.16
Second Quarter	0.2	0.15
Third Quarter	0.24	0.15
Fourth Quarter	0.19	0.09
Fiscal year ended June 30, 2008
First Quarter	$0.13	$0.07
Second Quarter	0.09	0.05
Third Quarter	0.14	0.05
Fourth Quarter	0.13	0.07
Fiscal year ended June 30, 2009
First Quarter	$0.08	$0.03
Second Quarter	0.05	0.01
Third Quarter	0.04	0.01
Fourth Quarter	0.05	0.01
Fiscal year ended June 30, 2010
First Quarter	$0.03	$0.02
Second Quarter	0.02	0.01
Third Quarter	0.03	0.02
Fourth Quarter	0.02	0.01
Fiscal year ended June 30, 2011
First Quarter	$0.0189	$0.01
Second Quarter	0.0147	0.008
Third Quarter	0.0105	0.0045
Fourth Quarter	0.0032	0.0123
Fiscal year ended June 30, 2012
First Quarter	$0.0085	$0.0047
Second Quarter	0.003	0.0053
Third Quarter	0.002	0.0037
Fourth Quarter	0.0016	0.0005

YEAR/QUARTER	HIGH	LOW
Fiscal year ended June 30, 2013
First Quarter	$0.0014	$0.001
Second Quarter	0.0023	0.0017
Third Quarter	0.0037	0.0036
Fourth Quarter	0.0015	0.0013
Fiscal year ended June 30, 2014
First Quarter	$0.0016	$0.0014
Second Quarter	0.0017	0.0015
Third Quarter	0.0014	0.0013
Fourth Quarter	0.0008	0.0007
Fiscal Year ended June 30, 2015
First Quarter	$0.0011	$0.0006
Second Quarter	0.0007	0.0005
Third Quarter	0.0006	0.0004
Fourth Quarter	0.0006	0.0003

(B) HOLDERS

As of June 30, 2015, mPhase had approximately 15.941 billion shares of common stock outstanding and approximately 23,000 stockholders of record. In addition the Company has 1,000,000 shares reserved for obligations to John Fite and, subject to liability has a total of 3,042,612,754 shares of common stock reserved for issuance upon the conversion of convertible securities of which, 3,759,387,500 may only be required to be issued depending upon the ability of the Company to maintain cash payments on the forbearance obligation with John Fife. Finally, subject to availability, the Company has reserved 1,335,376,300 shares for conversion of officer notes. Such notes may only be converted if the Board of Directors determines that such shares are not needed for general corporate financing or other purposes.

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

Issuances of Unregistered Securities.

During the fiscal year ending June 30, 2015, the following transactions impacted stockholders’ equity

Private Placements

During the fiscal year ended June 30, 2015, the Company received $676,500 of net proceeds from the issuance of 2,070,000,000 shares of common stock in private placements with accredited investors. The aggregate cash fees for such placements were $34,500.

Equity Line Of Credit

During the fiscal year ended June 30, 2015, the Company’s Equity Line of Credit expired and the Company did not issue any shares or receive any proceeds from such Equity Line of Credit.

Stock Based Compensation

The Company issued awards of 46,412,357 shares of common stock to Employees valued at $22,413 during the fiscal year ended June 30, 2015.

Conversion of debt securities

During the fiscal year ended June 30, 2015, no debt or accrued interest thereon was converted into any shares of common stock to holders of Convertible Notes.

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

All other debt converted involved long term convertible debentures which are discussed below:

Long Term Convertible Debentures / Debt Discount and Related Interest

The Company had 9 separate convertible debt arrangements with independent investors that were in effect at various times during the two fiscal years ended June 30, 2015, three of which were still active as of June 30, 2015.

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

Long Term Convertible Debentures / Debt Discount

The Company had 9 separate convertible debt arrangements with independent investors that were in effect at various times during the two fiscal years ended June 30, 2015 and 2014, three (3) of which were still active as of June 30, 2015.

During the fiscal year ended June 30, 2015, there was no principle and interest thereon converted into any shares of common stock to holders of Convertible Notes.

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

As of June 30, 2012, this convertible note has $109,000 outstanding, which when combined with arrangements #8 and #9 totaled $802,060, which the Company entered into an amended agreement on June 1, 2012 whereby the Company agreed to make payments of principle and interest of $37,018 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. Also as of June 30, 2012 the derivative value of the embedded conversion feature of this arrangement when combined with arrangements #2 and #3 totaled $0; which when compared to the combine value of $1,567,512 created a non-cash credit to earnings of $1,567,512 in fiscal 2012. As of June 30, 2015 and June 30, 2014, the combined arrangements with JMJ in this note would be convertible into 258,208,588 and 237,807,785 common shares at the conversion floor price of $.004; and would be required to do so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement.

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

The terms of the agreement provide for interest to accrue on the unpaid portion at 9% per annum with monthly payments in cash or conversions into common stock of the Company; commencing with an initial $15,000 payment due on February 15, 2015, and thereafter on or before the 15th of each month the Company agrees to pay monthly payments until the balance with accrued interest is satisfied of; six (6) monthly payments of $30,000 per month commencing March 15, 2015; six (6) monthly payments of $35,000 per month commencing September 15, 2015, and; $50,000 per month until the forbearance obligation is paid in full. The conversion amount, at the election of the Company, or if the monthly cash payment is not made, in full or in part, at the election of the holder for the cumulative amount of unpaid monthly payments, would be calculated to be 80% of the 3 lowest intra-day trading prices for the twenty trading day preceding the conversion notice. This repayment schedule was amended in August 2015 to …….

The value of the forbearance debt obligation on June 30, 2015 is $902,253. At June 30, 2015, given the changes in the Company’s stock price during the 20 day look-back period for June 30, 2015, the estimated derivative liability had decreased to $232,423, a decrease from June 30, 2014 of $548,906 totaling $316,493, which when added to the $18,469 increase at the time the forbearance agreement resulted in a non-cash credit to earnings of $334,962 for the year ended June 30, 2015. The Forbearance agreement requires the Company to place, and the Company has done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments. The agreement original agreement also provided that the Company file a Proxy statement before June 1, 2015 should additional shares be needed for the conversion reserve. The Company has not issued any stock for conversions since entering into the forbearance agreement and during the year ended June 30, 2015 the Company repaid $69,081 of principle and $41,019 of interest under the agreement. As of June 30, 2015 this forbearance obligation would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to125,000.000 shares, for the satisfaction of the next required monthly payment, (ii) up to 1,331,162,599 shares, for the satisfaction of the next 12 required monthly payments; and (iii) up to 3,759,387,500 shares of our common stock should the entire obligation be converted.

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $37,778 and the company recorded a loan discount of the same amount. During the year ended June 30, 2015 the Company amortized $37,778 to loan discount expense and the unamortized loan discount was reduced to $0. As of June 30, 2015, which given the changes in the Company’s stock price during the 10 day look-back period for this date the estimated liability had decreased to $3,002, a decrease for this period of $34,776 and creating a non-cash credit to earnings of that amount. Based upon the price of the Company’s common stock and and a partial payments during the year ended June 30, 2015 of $36,667; on June 30, 2015 this Note is convertible into approximately 25,016,667 shares of common stock.

Conversion Feature and Conversions of Debt to Officers’

In April 2009, the Board of Directors authorized the right for the officers to convert loans made to the Company plus accrued interest thereon at any time for the next five years into common shares provided such shares are issued, outstanding and available, at a conversion price of $.0075, and in August, 2011, the conversion price was amended to $.0040, which prices are comparable to that of private placements during those periods. As of June 30, 2012 and 2013, outstanding bridge loans from Mr. Smiley, including accrued interest thereon, amounted to $301,800 and $343,455. All of the promissory notes were payable on demand. As of June 30, 2012 and 2013, unpaid compensation owing to Mr. Durando and Mr. Dotoli were converted to notes, plus accrued interest thereon at 12% per annum, equaled $515,345 and $372,407 and $574,235 and $407,846, respectively. The Company recorded beneficial conversion interest expense of $82,609, $0, $2,230 and $0 during the years ended June 30, 2010, 2011, 2012 and 2013, respectively, on the conversion feature based upon principal at the commitment date and accrued interest through June 30 of 2010, 2011, 2012 and 2013, respectively. The officers' notes plus accrued interest were convertible into approximately 331,384,000 shares of the Company's common stock based upon the conversion terms at June 30, 2013.

During the fiscal year ended June 30, 2014, the officers’ were authorized by the board of directors’ to enter into agreements to convert certain officer notes, previously convertible at $.004 from August of 2011 through March of 2014, based upon the then concurrent terms of private placements with accredited investors; at $.0004, representing the concurrent terms of private placements with accredited investors. The Company amended the conversion feature to provide for the conversion of the remaining Officers’ loans into shares of common stock at a conversion price of $.0004 for a term of five years effective March 31, 2014.

In connection with conversion transactions effective March 31, 2014 the officers’ agreed to forego and cancel $425, 918 of accrued wages since fiscal 2013 and $238,321 of accrued interest since fiscal 2009 totaling a cancelation of $664,239 of debt. $361,380 of the debt forgiven was attributed to the $723,729 debt the officers’ converted and $302,859 of the debt forgiven was attributed to the $502,837 of remaining debts to officers’. A beneficial conversion feature of $1,673,261 based upon on the difference between the trading price and the conversion price at the time of the conversion; less the $361,380 of debt forgiven attributable to the $723,729 of debt that was converted into 1,809,326,625 of shares of the Company’s common stock; resulted in the recording of $1,311,881 beneficial conversion feature interest expense during the nine months ended March 31, 2014. The value of the of the conversion feature at $.0004, at the option of the officers, to the extent shares are available, for the $502,837of remaining debts to officers’, considered to be a warrant feature; was computed to be $1,413,547 using the black shoals method with a volatility of 100%, risk free interest rate of .05% and a term of five years which and less $302,859 debt forgiven and the $502,837of remaining debts to officers’ the forgiveness was attributable to and cancellable if exercised, resulted in recording $607,851 of deferred beneficial conversion feature interest expense, a reduction of additional paid in capital, which will be amortized on a straight line basis over the life of the warrant feature or sooner if and when converted. The Company amortized $30,393 of the $607,857 deferred charge from April 1, 2014 through June 30, 2014 for a total of $1,342,274 beneficial conversion feature interest expense for the year ended June 30, 2014 and $577,464 of deferred charges for beneficial conversion feature interest expense remain as a reduction of additional paid in capital.

At June 30, 2014 these notes and accrued interest at the amended rate of 6% effective April 1, 2014, totaled $510,345. On June 30, 2014, these Notes are convertible into approximately 1,275,863,375 shares of common stock, if available.

During fiscal year ended June 30, 2015, officers of the Company did not convert any of the officer notes into common stock. The Company amortized $121,570 of the $577,464 previously deferred charge to beneficial conversion feature interest expense for the year ended June 30, 2015. At June 30, 2015 $455,894 of deferred charges for beneficial conversion feature interest expense remain as a reduction of additional paid in capital which will be amortized on a straight line basis over the life of the warrant or sooner if and when converted.

At June 30, 2015 these notes and accrued interest at the rate of 6% totaled $534,151. On June 30, 2015, these Notes together with unpaid wages of $58,333 are convertible into approximately 1,481,210,000 shares of common stock, if available.

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

Through June, 2015, the Company has received $227,744 of proceeds under the Equity Line relating to the resale of 135,990,000 shares of the Company’s common stock, net of $22,920 transaction fees. The amount of proceeds received under the Equity Line depended upon the stock price of the Company at the various points in time that it exercised the Put Option. As of June 30, 2015, the Company has received $145,428, $80,053 and $6,263 in Fiscal Years Ended June 30, 2012, 2013 and 2014, under the Equity Line relating to the resale of 89,587,447, 42,412,553 and 3,990,000 shares of the Company’s common stock in Fiscal Years Ended June 30, 2012, 2013 and 2014. The Equity Line of Credit expired in fiscal year ended June 30, 2015 and the Company received no cash proceeds nor issued any stock as a result thereof.

BENEFICIAL CONVERSION FEATURE

In April 2009, the Board of Directors authorized the right for the officers to convert into shares of the Company's common stock officers' loans discussed in Note 9, plus accrued interest thereon, at any time for the next five years providing such shares are issued, outstanding and available, at a conversion price of $.0075. This conversion price was amended in August 2011 to $.0040. During the fiscal year ended June 30, 2014, the officers’ were authorized by the board of directors’ to enter into agreements to convert certain officer notes, previously convertible at $.004 from 2009 through April 2014, based upon the then concurrent terms of private placements with accredited investors; at $.0004, representing the now current terms of private placements with accredited investors. On June 30, 2015, these Notes totaled $534,151 together with unpaid wages of $58,333 are convertible into approximately 1,481,210,000 shares of common stock, if available.

SUBSEQUENT EVENTS

From July 1, 2015 through October 13, 2015 the Company issued 200,000,000 shares of common stock in private placements with accredited investors, and incurred $6,000 in fees, generating $54,000 net proceeds to the Company for general working capital purposes.

The Company is presently renegotiating settlements for three (3) convertible notes presently merged into agreement 4 discussed in Note 8, subject to completing a proxy and obtaining shareholder approval whereby these notes and accrued interest, which total $1,032,834 at June 30, 2015, currently in arrears and convertible into 258,208,588 shares of the Company’s common stock for $48,000 of cash, paid in 12 installments of $4,000 each, commencing in October 2015 and 916,500,000 shares of stock which would have dribble out distribution terms.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and notes included in this annual report. The statement of operations data for the years ended June 30, 2011, 2012, 2013, 2014 and 2015 and the balance sheet data as of June 30, 2011, 2012, 2013, 2014 and 2015 are derived from financial statements that have been audited by Demetrius & Company, L.L.C.

SUMMARY OPERATING DATA

Year Ended June 30,

(in thousands except per share data)

	Fiscal Years Ended June 30,
	2011	2012	2013	2014	2015
Total Revenue	$49	$1	$4	$581	$1,143
Cost of Sales	50	15	15	352	743
Research and Development	626	53	126	2	5
Selling and Marketing				214	224
General and administrative	1,823	7,291	1,202	3,887	1,410
Depreciation and amortization	15	14	12	12	4
Operating Loss	1,875	(8,002)	(1,351)	(3,885)	$(1,243)
Other income (expenses) net	2,120	(446)	503	(423)	$(328)
Interest income (expense)	(141)	(344)	(293)	(1,632)	$472
Discontinued Operations	245	5	880	-
Net Loss	$(486)	$(8,787)	$(261)	$(5,944)	$(1,009)
Continuing per share	$(.01)	$(.00)	$(.00)	$(.00)	$(.00)
Discontinued per share	$0	$(.00)	$(.00)	$(.00)	$(.00)
Weighted Average shares outstanding	1,402,130,735	2,789,725,412	4,515,985,122	7,033,888,082	14,889,795,836

BALANCE SHEET DATA

in $000’s

	2011	2012	2013	2014	2015
Cash and cash equivalents	$2	$40	$1	$179	$3
Working capital (deficit)	$(2,705)	$(3.691)	$(4,370)	$(2,880)	$(2,279)
Total assets	$235	$186	$112	$860	$291
Long-term obligations, net of current portion	$16	$3	$40	$40	$1,352
Total stockholders' (deficit)	$(5,592)	$(5,503)	$(4,788)	$(3,555)	$(3,843)

Selected Quarterly Financial Information

The statement of operations data as of the quarterly periods indicated below are derived from unaudited financial statements on Form 10Q filings, and include all adjustments (consisting of normal recurring items) that management considers necessary for a fair presentation of the financial statements.

FISCAL 2015 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS DATA:	September 30,		December 31,		March 31,		June 30,
	(in thousands, except share amounts)
Total revenues		$254		$541		$174	$174
Costs and Expenses:
Cost of sales		186		319		116	122
Research and development		2		2		0	1
Selling and Marketing		56		84		55	29
General and administrative		429		327		342	312
Depreciation and amortization		2		1		1	0
Operating loss		(421)		(192)		(340)	(290)
Interest expense, Net		(78)		(83)		(82)	(85)
Other Income (expense)		215		(292)		(2)	551
Net ( Loss) Income		$(284)		$(567)		$(424)	$176
Basic net (loss) gain per share-
Continuing operations		$(0.00)		$(0.00)		$(0.00)	$(0.00)
Diluted net (loss) gain per share-
Continuing operations	$	N/A	$	N/A	$	N/A	$(0.00)
Shares used in basic net loss per share		14,120,823,757		14,706,218,946		15,080,180,968	14,889,795,836
Shares used in diluted net loss per share		N/A		N/A		N/A	17,000,000,000

FISCAL 2014 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS DATA:	September 30,		December 31,		March 31,		June 30,
	(in thousands, except share amounts)
Total revenues		$0		$54		$255		$272
Costs and Expenses:
Costs of Sales		0		50		151		151
Research and development		1		1		1		(1)
General administrative		247		245		446		3,162
Depreciation and amortization		3		3		3		3
Operating loss		(251)		(245)		(346)		(3,043)
Interest expense, Net		(78)		(79)		(1,393)		(50)
Other Income (expense)		(744)		679		(164)		(230)
Discontinued operations
Net (Loss) Income		$(1,073)		$355		$(1,903)		$(3,323)

Basic net (loss) gain per share-
Continuing operations		$(0.00)		$0.00		$(0.00)		$(0.00)
Discontinued operations	$	N/A	$	N/A	$	N/A	$	N/A
Diluted net (loss) gain per share-
Continuing operations	$	N/A		$0.00	$	N/A	$	N/A
Discontinued operations	$	N/A	$	N/A	$	N/A	$	N/A
Shares used in basic net loss per share		5,258,640,472		5,443,409,801		7,561,827,456		10,161,132,304
Shares used in diluted net loss per share		N/A		6,000,000,000		N/A		N/A

FISCAL 2013 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS DATA:	September 30,		December 31,		March 31,		June 30,
	(in thousands, except share amounts)
Total revenues		$2		$0		$0	$2
Costs and Expenses:
Cost of sales		13		0		0	2
Research and development		1		1		1	123
General and administrative		283		302		268	349
Depreciation and amortization		3		3		3	3
Operating loss		(298)		(306)		(272)	(475)
Interest expense, Net		(70)		(71)		(75)	77
Other Income (expense)		661		(361)		(139)	(342)
Discontinued operations							880
Net ( Loss) Income		$293		$(738)		$(486)	$670

Basic net (loss) gain per share-
Continuing operations		$0.00		$(0.00)		$(0.00)	$0.00
Discontinued operations	$	N/A	$	N/A	$	N/A	$0.00
Diluted net (loss) gain per share-
Continuing operations		$0.00		$(0.00)		$(0.00)	$0.00
Discontinued operations	$	N/A	$	N/A	$	N/A	$0.00
Weighted Average Number of shares Outstanding
Basic		4,030,772,724		4,215,768,806		4,381,966,680	4,448,975,901
Diluted		6,000,000,000		N/A		N/A	6,000,000,000

FISCAL 2012 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS DATA:	September 30,	December 31,		March 31,		June 30,
	(in thousands, except share amounts)
Total revenues	$0		$1		$0		$0
Costs and Expenses:
Cost of sales	1		1		0		0
Research and development	41		10		1		1
General and administrative	6,888		346		359		328
Depreciation and amortization	4		4		4		2
Operating loss	(6,934)		(360)		(364)		(331)
Interest expense, Net	(71)		(44)		(72)		(157)
Other Income (expense)	826		534		(370)		(1,436)
Discontinued operations							5
Net ( Loss) Income	$(6,179)		$130		$(806)		$(1,919)

Basic net (loss) gain per share-
Continuing operations	$0		$0		$0		$0
Discontinued operations	$0		$0		$0		$0
Diluted net (loss) gain per share-
Continuing operations	$0		$0		$0		$0
Discontinued operations	$0	$	N/A	$	N/A	$	N/A
Shares used in basic net loss per share	2,053,984,273		2,765,647,479		2,971,015,232		3,419,465,827
Shares used in diluted net loss per share	N/A		3,608,180,728		N/A		N/A

Includes certain reclassification from previous reported amounts

FISCAL 2011 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS DATA:	September 30,	December 31,		March 31,		June 30,
	(in thousands, except share amounts)
Total revenues	$29		$1		$18		$1
Costs and Expenses:
Cost of sales	9		5		37		(1)
Research and development	193		141		111		180
General and administrative	523		446		455		398
Depreciation and amortization	3		4		4		4
Operating loss	(701)		(595)		(589)		(580)
Interest expense, Net	(30)		(25)		(26)		(60)
Other Income (expense)	2,725		(100)		(709)		204
Discontinued operations
Net ( Loss) Income	$1,994		$(720)		(1,324)		(436)
Basic net (loss) gain per share-
Continuing operations	$0		$0		$0		$0
Discontinued operations	$0		$0		$0		$0
Diluted net (loss) gain per share-
Continuing operations	$0		$0		$0		$0
Discontinued operations	$0	$	N/A	$	N/A	$	N/A
Shares used in basic net loss per share	1,189,554,845		1,226,037,125		1,456,690,423		1,602,502,264
Shares used in diluted net loss per share	1,713,140,738		N/A		N/A		N/A

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

New Products developed and sold during Fiscal Year 2015

The Company completed development and increased sales of the mPower Jump and mPower Mini Jump products that began in fiscal year 2014 as part of its consumer product line. In 2015, the Company introduced the mPower Jump Plus and mPower Truck Jump products to the market. The Company outsourced the design, engineering, development and manufacturing of the products and it is anticipated that the Company will continue to add energy storage and additional battery jump starter products. Prior to fiscal year 2014, the Company incurred approximately $12.139 million in development costs of its nano and battery products and has received a series of prototypes of the mini Jump products. The roll-out of the products that began in fiscal year 2014, generated gross revenues of $1,141,469 and $580,972 during the fiscal years ended June 30, 2015 and June, 30, 2014, respectively.

TWELVE MONTHS ENDED JUNE 30, 2015 VS. JUNE 30, 2014

Revenues. Total revenues for the year ended June 30, 2015 increased from $581,261 to $1,142,785. The revenue increase for the current fiscal year was derived primarily from increased the sales of the mPower Jump products.

Cost of sales. Cost of sales increased $352,135 for the year ended June 30, 2015 to $743,150. This increase is attributable to increased sales of our mPower Jump products.

Research and Development. Research and development expenses were $5,046 for the year ended June 30, 2015 as compared to $2,168 for the year ended June 30, 2014, an increase of $2,878. Such increase is attributable to certain development expense incurred with respect to the Company’s new mPower Jump products.

Selling and Marketing Expenses. Selling and marketing expenses were $322,226 for the year ended June 30, 2015, compared to $261,305 for the year ended June 30, 2014, an increase of $60,921. The increase is attributable to an increased number of press releases for new products introduced during the year ended June 30, 2015 and of a full year expense for a contract marketing manager.

General and Administrative Expenses. General and administrative expenses were $1,311,499 for the year ended June 30, 2015 compared to $3,839,049 for the year ended June 30, 2014 a decrease of $2,527,550. During fiscal year ended June 30, 2014, the Company incurred non-cash charges amounting to $2,764,920 for stock based compensation awarded to officers, employees and consultants. During fiscal year ended June 30, 2015, such charges amounted to $0. In addition the Company accrued a portion of salaries of the three officers of the Company in fiscal year ended June 30, 2015 resulting in lower payroll by approximately $141,931 as compared to the payroll for fiscal year ended June 30, 2014. Expenses were decreased across the board, including a decrease in investor relations expense of $14,680.

Other Income and Expense. During the current FYE 2015 non-cash charges included $0 for reparations, and net settlement income of $85,470. During the FYE 2014, non-cash charges included net settlement income of $27,818. The current FYE 2015 includes a non-cash gain resulting from a change in derivative value of $458,365 decreased in part by amortization of debt discount of $37,778 stock issuance costs and other charges including prepayment fees of $33,249 resulting in net other income of $144,644. This compares to prior FYE 2014 which included a non-cash charge resulting from the change in derivative value of $399,894 increased in part by amortization of debt discount, and conversion floor fees and charges amounting to $2,059,071.

Net loss. mPhase recorded a net loss of $1,098,763 for the period ended June 30, 2015 as compared to a loss of $5,944,467 for the year ended June 30, 2014. This represents a loss per common share of ($0.00) in 2015 as compared to $(0.00) in 2014, based upon weighted average common shares outstanding of 14,889,795,836 and 7,033,888,082 during the periods ending June 30, 2015 and June 30, 2014 respectively.

CURRENT PLAN OF OPERATIONS

The Company is actively pursuing both military and commercial applications of its smart surface technology. The Company is actively seeking additional strategic partners. The Company is seeking such partners to custom tailor its Smart NanoBattery as a component for a commercial or military end product. The Company, subject to the availability of additional capital, will continue to aggressively deployment of its line of battery jump products and to enhance sales by offering additional versions of such products. The Company is also seeking funding under various U.S. government programs for companies seeking to employ new employees to stimulate the U.S. economy.

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

During fiscal year ended June 30, 2012 the Company commenced research, design and development of a prototype of a second new innovative automotive product with an initial cost of approximately $300,000. The Company, owing to its current financial austerity program in fiscal year ended June 30, 2013 has had to curtail significantly its research and development activities. In fiscal year 2014 the Company spent $2,168 on research and development primarily in connection with the roll-out of its mPower consumer product line of battery jump starter products. In fiscal year ended June 30, 2015 the Company spent $5,046 on research and development

The amount of research and development costs the Company has expended on its current technology, from its inception through June 30, 2015, is approximately $12,444,132.

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

As of June, 2014, the Company has received $227,744 of proceeds under the Equity Line relating to the resale of 135,990,000 shares of the Company’s common stock, net of $22,920 transaction fees. The amount of proceeds to be received under the Equity Line will depend upon the stock price of the Company at the various points in time it exercises the Put Option. As of June 30, 2014, the Company has received $145,428, $80,053 and $6,263 in Fiscal Years Ended June 30, 2012, 2013 and 2014, under the Equity Line relating to the resale of 89,587,447, 42,412,553 and 3,990,000 shares of the Company’s common stock in Fiscal Years Ended June 30, 2012, 2013 and 2014. During fiscal year ended June 30, 2015 the Company’s Equity Line of Credit expired and the Company did not issue any stock or receive any proceeds under such Equity Line.

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

LIQUIDITY AND CAPITAL RESOURCES

Through June 30, 2015, the Company has incurred cumulative losses totaling $(210,734,771) and had cash and cash equivalents of $2,868. At June 30, 2015, mPhase had a working capital deficit of $(2,279,095) as compared to a working capital deficit of $(2,891,133) as of June 30, 2014.

During the fiscal year ended June 30, 2015 the Company issued 2,070,000,000 shares of its common stock in private placement generating net proceeds of $676,500 including 50,000,000 in finders’ shares and $34,500 of placement fees.

Cash used in operating activities was $793,404 during the twelve months ended June 30, 2015. During such period, the cash used by operating activities consisted principally of the net loss from operations of ($1,098,763) offset by settlement income of $226,620   plus non-cash credits related to convertible debt issued and associated changes in derivative value $387,338 reduced by an increase of accounts payable and accrued expenses of $242,905. These amounts are offset in part by non-cash charges related to issuance of common stock and options for services of $22,413 and, beneficial conversion interest expense and amortization of deferred compensation of $121,570.

During the twelve-month period ended June 30, 2014, the Company raised capital through private placements with accredited investors, whereby the Company issued 4,579,628,375 shares of the Company's common stock, generating net proceeds to the Company of $1,654,000.

Conversion Feature and Conversions of Debt to Officers’

During fiscal year ended June 30, 2015 the three officers of the Company received a total of $341,667 of their respective aggregate salaries of $400,000 and the remaining $58,333 was accrued as unpaid compensation owed to such officers. Such action was necessitated by need to conserve financial resources by the Company. Such unpaid salary is convertible into common stock of the Company at $.0004 per share at the option of each of such officers. During the fiscal year ended June 30, 2015, no such debt conversions have been exercised by any of the officers.

In April 2009, the Board of Directors authorized the right for the officers to convert loans made to the Company plus accrued interest thereon at any time for the next five years into common shares provided such shares are issued, outstanding and available, at a conversion price of $.0075, and in August, 2011, the conversion price was amended to $.0040, which prices are comparable to that of private placements during those periods. As of June 30, 2012 and 2013, outstanding bridge loans from Mr. Smiley, including accrued interest thereon, amounted to $301,800 and $343,455. All of the promissory notes were payable on demand. As of June 30, 2012 and 2013, unpaid compensation owing to Mr. Durando and Mr. Dotoli were converted to notes, plus accrued interest thereon at 12% per annum, equaled $515,345 and $372,407 and $574,235 and $407,846, respectively. The Company recorded beneficial conversion interest expense of $82,609, $0, $2,230 and $0 during the years ended June 30, 2010, 2011, 2012 and 2013, respectively, on the conversion feature based upon principal at the commitment date and accrued interest through June 30 of 2010, 2011, 2012 and 2013, respectively. The officers' notes plus accrued interest were convertible into approximately 331,384,000 shares of the Company's common stock based upon the conversion terms at June 30, 2013.

During the fiscal year ended June 30, 2014, the officers’ were authorized by the board of directors’ to enter into agreements to convert certain officer notes, previously convertible at $.004 from August of 2011 through March of 2014, based upon the then concurrent terms of private placements with accredited investors; at $.0004, representing the concurrent terms of private placements with accredited investors. The Company amended the conversion feature to provide for the conversion of the remaining Officers’ loans into shares of common stock at a conversion price of $.0004 for a term of five years effective March 31, 2014.

In connection with conversion transactions effective March 31, 2014 the officers’ agreed to forego and cancel $425, 918 of accrued wages since fiscal 2013 and $238,321 of accrued interest since fiscal 2009 totaling a cancelation of $664,239 of debt. $361,380 of the debt forgiven was attributed to the $723,729 debt the officers’ converted and $302,859 of the debt forgiven was attributed to the $502,837 of remaining debts to officers’. A beneficial conversion feature of $1,673,261 based upon on the difference between the trading price and the conversion price at the time of the conversion; less the $361,380 of debt forgiven attributable to the $723,729 of debt that was converted into 1,809,326,625 of shares of the Company’s common stock; resulted in the recording of $1,311,881 beneficial conversion feature interest expense during the nine months ended March 31, 2014. The value of the of the conversion feature at $.0004, at the option of the officers, to the extent shares are available, for the $502,837of remaining debts to officers’, considered to be a warrant feature; was computed to be $1,413,547 using the black shoals method with a volatility of 100%, risk free interest rate of .05% and a term of five years which and less $302,859 debt forgiven and the $502,837of remaining debts to officers’ the forgiveness was attributable to and cancellable if exercised, resulted in recording $607,851 of deferred beneficial conversion feature interest expense, a reduction of additional paid in capital, which will be amortized on a straight line basis over the life of the warrant feature or sooner if and when converted. The Company amortized $30,393 of the $607,857 deferred charge from April 1, 2014 through June 30, 2014 for a total of $1,342,274 beneficial conversion feature interest expense for the year ended June 30, 2014 and $577,464 of deferred charges for beneficial conversion feature interest expense remain as a reduction of additional paid in capital.

At June 30, 2014 these notes and accrued interest at the amended rate of 6% effective April 1, 2014, totaled $510,345. On June 30, 2014, these Notes are convertible into approximately 1,275,863,375 shares of common stock, if available.

During fiscal year ended June 30, 2015, officers of the Company did not convert any of the officer notes into common stock. The Company amortized $121,570 of the $577,464 previously deferred charge to beneficial conversion feature interest expense for the year ended June 30, 2015. At June 30, 2015 $455,894 of deferred charges for beneficial conversion feature interest expense remain as a reduction of additional paid in capital which will be amortized on a straight line basis over the life of the warrant or sooner if and when converted.

At June 30, 2015 these notes and accrued interest at the rate of 6% totaled $534,151. On June 30, 2015, these Notes together with unpaid wages of $58,333 are convertible into approximately 1,481,210,000 shares of common stock, if available.

CUMULATIVE LOSSES AND MANAGEMENT'S PLANS

Through June 30, 2015, the Company had incurred cumulative losses totaling $(210,734,771) and had cash and cash equivalents of $2,868. At June 30, 2015, mPhase had a working capital deficit of $(2,279,095) as compared to a working capital deficit of $(2,880,044) as of June 30, 2014. Funding in our traditional capital markets was difficult during FYE 2015. Management of the Company continued to limit unnecessary dilution by issuing large amounts of equity at depressed prices to raise sums of cash considered necessary to maintain operating levels. The Company issued 2,070,000,000 shares of its common stock in private placement generating net proceeds of $676,500 including 50,000,000 in finders’ shares and $34,500 of placement fees.

The Company has also significantly reduced employee compensation, in many instances by as much as 20%, commencing in July 2010 and the Company has maintained a reduced workforce and workspace through the Fiscal Year June 30, 2015. The Company did make a nominal restoration of management salary in April, 2014 subsequent to a significant conversion of Officers’ debt concurrent to a forgiveness by the officers’ for unpaid salary and approximately half (1/2) of interest accrued on notes to the officers’ which have been extended past their original repayment terms on multiple occasions. Again in Fiscal 2015 management had to defer the payment of officers’ salary in the 4th qtr and during the 1st qtr of Fiscal 2016.

In addition to deferring compensation from time to time the Company has obtained necessary working capital via bridge loans from officers (see notes payable to officers). Officers of the Company accrued unpaid salary from July 1 of 2013 through March 31 of 2014 of approximately $426,000 to further augment the cash flow needed to launch our JUMP products. On March 31, 2014 the Officers’ and the Company undertook of a comprehensive restructuring of debt to the Officers in which: a.) $723,729 of officers’ loans and a portion of accrued interest were settled for stock at $.0004 per share, or 1,809,326,625 common shares; b.) the Officers’ agreed forego the above reference unpaid salary of $425,918 and accrued interest on these loans of $238,321; and c.) the Officers’ agreed to extend the repayment terms of the remaining balance on these loans, $502,837, for a period of five (5) years and reduced the contractual interest rate from 12% to 6% and the new agreement amended the conversion feature, previously convertible at $.004, for a term of five (5) years commencing April 1, 2014; on terms comparable to concurrent from private placements of the Company’s common stock at $.0004 per share. (See Notes 9 & 10). In Fiscal 2015, the Company entered into a Forbearance Agreement with the Holder. The agreement provides that the Holder would forego his right to enforce its remedies pursuant to the judgment, which include demand for immediate payment of approximately $1.6 million, provided the Company satisfy its forbearance obligation of $1,003,943, and after accounting for a payment of $15,000 the Company paid, under the terms of the agreement. The terms of the agreement, as amended, provide for interest to accrue on the unpaid portion at 9% per annum with monthly payments in cash or conversions into common stock of the Company; commencing with an initial $15,000 payment due on February 15, 2015, and thereafter and on or before the 15th day of each month thereafter the Company agrees to pay to Holder the following amounts ; $30,000.00 per month on each of the following dates: March 15, 2015, April 15, 2015, May 15, 2015, June 15, 2015, and July 15, 2015; $15,000.00 per month on each of the following dates: August 15, 2015 and September 15, 2015; $20,000.00 per month on each of the following dates: October 15, 2015, November 15, 2015, and December 15, 2015; $35,000.00 per month on each of the following dates: January 15, 2016 and February 15, 2016 and March 15, 2016; and $50,000.00 per month thereafter until the Forbearance Amount has been paid in full.”

Cash used in operating activities was $793,404 during the twelve months ended June 30, 2015. During such period, the cash used by operating activities consisted principally of the net loss from operations of ($1,098,763) offset by settlement income of $226,620 plus non-cash credits related to convertible debt issued and associated changes in derivative value 396,267 reduced by an increase of accounts payable and accrued expenses of $124,134 These amounts are offset in part by non-cash charges related to issuance of common stock and options for services of $22,413 and, beneficial conversion interest expense and amortization of deferred compensation of $121,570.

Additionally, the Company has been renegotiating the remaining material convertible debenture held with JMJ Financial, seeking terms with a 3 year payout or conversion schedule.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is not exposed to changes in interest rates as the Company has no floating rate debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the interest rate yield curve would not materially affect the fair value of any financial instruments at June 30, 2015. We believe that interest rate risks for our accounts receivable are insignificant. Sales to customers are denominated in dollars. Accordingly, we are not directly exposed to market risks from currency fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages beginning page 69.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Assessment of Internal Controls Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer (our principal financial and accounting officer) to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e).

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our President and Chief Executive Officer and our Chief Financial Officer (our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Executive Officer and Chief Financial officer have concluded that our disclosure controls and procedures were effective.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company identified a control deficiency regarding the management of its inventory during the Fiscal Year Ended June 30, 2015, as a result of an incident whereby a contract inventory manager misappropriated approximately $23,000 of inventory. The defalcation was identified by the Company’s then current control procedures for inventory; which included monthly reconciliation and monthly analytical review comparisons to perpetual records performed in each of the Company’s monthly closings; and this resulted in the Company obtaining restitution, terminated the contract worker and instituted additional procedures which now include weekly spot check counts and month end physical inventories.

Our evaluation concluded that the company had no material weakness which would result in the reasonable possibility of a material misstatement; and; other than the additional procedures for inventory described above; the Company’s policies and procedures in internal control over financial reporting it is more than likely that a material misstatement of the Company’s annual or interim financial statements will be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

The Company has obtained, on a fee basis, an outside consultant to act as an accounting manager to assist the Company with the accounting of convertible debentures and derivatives and the consultant was utilized during all four quarters of each of the fiscal years ended June 30, 2014 & 2015. However, mPhase Technologies is a small company with a total staff of approximately 5 full-time employees, 7 contract workers and 10 commissioned sales reps. This size limits, and may continue to limit, the Company’s ability to provide for adequate backup of financial personnel. Accordingly, efforts individually and in the aggregate may be insufficient to fully eliminate the condition that could adversely affect the organization’s ability to record, summarize and report financial data consistent with the assertions of management in the financial statements.

There were no changes in our internal control over financial reporting during the fiscal year ended June 30, 2015 that have materially affected, other than the increased inventory control procedures we instituted as discussed above, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive officers are selected by the Board of Directors. No family relationships exist between any of the executive officers or directors. The following table sets forth certain information with respect to each person who is an executive officer or director. mPhase's executive officers and directors as of June 30, 2015 are as follows:

NAME	AGE	POSITION(S)
Ronald A. Durando	58	Chief Executive Officer and Director
Gustave T. Dotoli (2)	79	Chief Operating Officer and Director
Martin Smiley	67	Chief Financial Officer

OUTSIDE DIRECTORS

Abraham Biderman (1)(2)	66	Director
Dr. Victor Lawrence	65	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

RONALD A. DURANDO is a co-founder of mPhase and has served as the Company's President, Chief Executive Officer and Director since its inception in October 1996. Since 1994 through February 2015, Mr. Durando had been an Officer of Microphase Corporation. Mr. Durando was a Director of Microphase Corporation and since February 2015, Mr. Durando has been employed as a Strategic Advisor to Microphase Corporation. From 1986-1994, Mr. Durando was President and Chief Executive Officer of Nutley Securities, Inc., a registered broker-dealer. Mr. Durando also served as president of PacketPort until his resignation in February, 2008, when PacketPort merged with Wyndstorm Corporation.

GUSTAVE T. DOTOLI has served as mPhase's Chief Operating Officer as well as a Director since October 1996. Prior to joining the Company, Mr. Dotoli was President and CEO of State Industrial Safety, Inc. from 1986-1996. In addition, Mr. Dotoli previously servedas the Vice President of Corporate Development of Microphase Corporation. Mr. Dotoli was also a Director and Vice President of Packet Port. He was formerly the President and Chief Executive Officer of the following corporations: Imperial Electro- Plating, Inc., World Imports USA, Industrial Chemical Supply, Inc., SISCO Beverage, Inc., and Met Pack, Inc. Mr. Dotoli received a B.S. in Industrial Engineering from Fairleigh Dickenson University in 1959.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal year ended June 30, 2015 and the two previous fiscal years, the compensation earned by mPhase's chief executive officer and the other executive officers whose compensation was greater than $100,000 for services rendered in all capacities to the Company for the year ended June 30, 2015

SUMMARY EXECUTIVE COMPENSATION

NAME&								NON-
PRINCIPAL				STOCK		OPTION		EQUITY	PENSION
POSITION	YEAR	SALARY	BONUS	AWARDS		AWARDS		INCENTIVE	VALUE	OTHER		TOTAL
Ronald	2015	$200,000	$0	$0		$0		N/A	N/A	$0		$200,000
Durando	2014	$118,333	$0	$1,136,000		0		N/A	N/A	49,556	(4)(5)(6)	$1,303,889
Chief	2013	$61,667	$0	$0		0		N/A	N/A	$65,940		$127,607
Executive Officer	2012	$110,000	$0	$2,488,500	(2)	$173,316	(3)	N/A	N/A	54,681	(1)	$164,681

Gustave	2015	$100,000	$0	$0		$0		N/A	N/A	$0		$100,000
Dotoli	2014	$85,000	$0	$686,000		$0		N/A	N/A	37,614	(4)(5)	$808,614
Chief	2013	$61,667	$0	$0		$0		N/A	N/A	$46,138		$104,805
Operating Officer	2012	$107,333	$0	$1,858,500	(2)	$103,952	(3)	N/A	N/A	36,103	(1)	$143,436

Martin	2015	$100,000	$0	$0		$0		N/A	N/A	$0		$100,000
Smiley	2014	$85,000	$0	$686,000		$0		N/A	N/A	33,516	(4)(5)	$804,516
CFO and	2013	$61,667	$0	$0		$0		N/A	N/A	$38,406		$100,073
General Counsel	2012	$106,667	$0	$1,858,500	(2)	$62,394	(3)	N/A	N/A	26,744	(1)	$133,411

FOOTNOTES

(1)	Interest on loans to the Company.

(2)	Share grants are valued at the share price on the date the grant was authorized by the board of directors. The shares under the 2011 grant to officers are restricted from resale through August, 2015.

(3)	Directors revised the exercise price of options to purchase up to 98,000,000 shares of common stock previously granted to officers in September, 2008 (originally exercisable for 5 years with an exercise price of 5 cents per share). The exercise price of options to purchase up to 98,000,000 shares was revised to $.0040; the incremental cost of $339,700 was recorded as deferred compensation which will be amortized to expense through September 18, 2013.

(4)	Does not include $1,342,273 charged to beneficial conversion interest expense charged in FYE June 30, 2014 to amend the conversion feature of officer loans for Mssrs’ Durando, Dotoli & Smiley discussed in footnote 8.

(5)	Messrss. Durando, Dotoli and Smiley forgave a total of $425,918 of accrued and unpaid salary and $238,321 of accrued and unpaid interest as part of a debt/equity conversion that was effective March 31, 2014.

(6)	Does not include $87,000 & $42,000 of fees paid to Karen Durando for product marketing services during the fiscal years ended June 30, 2015 & 2014.

OUTSTANDING EQUITY AWARDS at FISCAL YEAR END JUNE 30, 2015

	Number of Securities underlying Unexercised Options (Exercisable)	Number of Securities underlying Unexercised Options (Unexercisable)	Equity Incentive Plan awards Number of Securities	Option Exercise Price	Option Expiration Date	Number of shares of stock that has not been vested	Market Value of Shares not vested	Equity Incentive
Ronald Durando	0			$				0
President CEO				$
				$
Gustave Dotoli	0			$				0
COO				$
				$
Martin Smiley	0			$				0
Executive VP				$
CFO Chief Legal Council				$

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

The Company does not have written employment agreements with any of the named Executive Officers. As previously noted under “Risk Factors” the Company has accrued and unpaid salary owed to its 3 Officers and is continuing such practice owing to limited financial resources.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee during fiscal 2015 were Messrs. Dotoli and Biderman. Mr. Biderman has never been an mPhase officer or employee. None of the Company's directors or executive officers served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire Board of Directors) of another entity during fiscal 2015 that has a director or executive officer serving also as a director on mPhase's Board of Directors.

COMPENSATION OF DIRECTORS

No Directors received compensation for their services as a Director.

AUDIT COMMITTEE

No members of the Audit Committee received compensation for their services on the Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of August 25, 2015 certain information regarding the beneficial ownership of our shares:

1.	by each person who is known by us to be beneficial owner of more than five percent (5%) of our outstanding common stock;
2.	each of our directors;
3.	by each executive officer named in the summary Compensation Table; and
4.	by all of our directors and executive officers as a group.

AFFILIATES (1 & 2)	Shares	Warrants/ conversion rights	Options	TOTAL	%

Victor Lawrence	10,100,000	-	-	10,100,000	0.06%
Anthony Guerino	-	-	-	-	0.00%
Abraham Biderman	45,226,890	-	-	45,226,890	0.28%
Gustave Dotoli (3)(5)	1,347,472,079	329,144,775	-	1,676,616,854	10.18%
Ron Durando (3)(4)	2,169,819,609	772,190,100		2,942,009,709	17.39%
Ned Ergul	24,213,343	-	-	24,213,343	0.15%
Martin Smiley (3)	1,313,760,629	234,041,425	-	1,547,802,054	9.45%

Total Affiliates	4,910,592,550	1,335,376,300	-	6,245,968,850	37.52%

(1)	Unless otherwise indicated, the address of each beneficial owner is 777 Passaic Avenue, Suite 375, Clifton, New Jersey, 07012.

(2)	Unless otherwise indicated, mPhase believes that all persons named in the table have sole voting and investment power with respect to all shares of the Company beneficial owned by them. The percentage for each beneficially owner listed above is based on 16,141,988,381 shares outstanding on August 25, 2015, and, with respect to each person holding options or warrants to purchase shares that are exercisable within 60 days after August 25, 2015, the number of options and warrants are deemed to be outstanding and beneficially owned by the person for the purpose of computing such person’s percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes as warrants 772,190,100 shares, 329,144,775 shares and 234,041,425 shares issuable for loans plus accrued interest, if converted for Messrs. Durando, Dotoli and Smiley respectively. Such conversions are subject to availability of authorized shares. On April 27, 2009, and amended as of August 25, 2011; the board of directors consolidated all amounts outstanding for all obligations to the officers, including unpaid compensation, and authorized the issuance of new notes with a term of five years, an interest rate of 12% and a conversion feature at a price of $.0040 on amounts outstanding plus accrued interest thereon. During the fiscal years ended June 30, 2009, June 30, 2010 and in the three months ended September 30, 2011, the Company recorded $914,060, $82,609 and $2,360, respectively, of beneficial interest expense with respect to the conversion feature. During the fiscal year ended June 30, 2014, the officers were authorized by the board of directors’ to enter into agreements to convert certain officer notes, previously convertible at $.004 from 2009 through April 2014, based upon the then concurrent terms of private placements with accredited investors; at $.0004, representing the now current terms of private placements with accredited investors. During the fiscal year ended June 30, 2014 the Company recorded $1,342,274 of beneficial conversion feature interest expense with respect to the conversion feature. During the year ended June 30, 2015 the Company recorded beneficial conversion feature interest expense of $121,570 with respect to the conversion feature.

(4)	Includes 1,950,671,992 shares owned by Karen Durando, his wife.

(5)	Includes 1,324,364,274 shares owned by Patricia Dotoli, his wife.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Material Related Party Transactions

The Company has material related party transactions. The Company has incurred costs for engineering, design and production of prototypes and certain administrative functions from Microphase Corporation. Prior to March, 2008, it had purchased finished goods, primarily consisting of DSL splitter shelves and filters, from Janifast Limited.

Mr. Durando, President and CEO of mPhase, owned a controlling interest and was a director and President of Janifast Limited. Mr. Durando was an officer of Microphase Corporation. Mr. Dotoli was also a shareholder of Janifast Limited prior to its discontinuing operations in March of 2009. Mr. Ergul and his family own a controlling interest and Mr. Ergul is a director of Microphase Corporation and is was director and shareholder of Janifast Limited. Microphase Corporation and Janifast Ltd. were significant shareholders of mPhase.

Management believes the amounts charged to the Company by Microphase are commensurate with amounts that would be incurred if outside parties were used. The Company believes Microphase Corporation has the ability to fulfill its obligations to the Company without further support from the Company.

Transactions with Officers, Directors and their Affiliates

Directors that were significant shareholders and creditors of Janifast Limited prior to its ceasing operations in March of 2009 included Messrs. Durando and Dotoli

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Twelve Months Ended June 30, 2015

	Durando	Dotoli	Smiley	K Durando	Biderman	Microphase	Total
Consulting / Salary	$200,000	$100,000	$100,000				$400,000
Interest	$18,061	$7,647	$5,498				$31,206
Rent						$29,725	$29,725
S,G&A				$87,000		$18,937	$105,937
R&D							$0
Finders Fees					$34,500		$34,500
							$0
Total compensation for the Twelve Months Ended June 30, 2015	$218,061	$107,647	$105,498	$87,000	$34,500	$48,662	$601,368

Summary of compensation to related parties for the Twelve Months Ended June 30, 2014

	Durando	Dotoli	Smiley	K Durando	Biderman	Microphase	Total
Consulting / Salary	$118,333	$85,000	$85,000				$288,333
Interest	$49,556	$37,614	$33,516				$120,686
Rent						$20,090	$20,090
S,G&A				$42,000		$18,281	$60,281
R&D							$0
Finders Fees					$54,000		$54,000
Stock based compensation	$1,136,000	$686,000	$686,000				$2,508,000
Total compensation for the Twelve Months Ended June 30, 2014	$1,303,889	$808,614	$804,516	$42,000	$54,000	$38,371	$3,051,390

Summary of payables to related parties as of June 30, 2015	Durando	Dotoli	Smiley	Total Notes Payable	Biderman	Microphase	Total
Notes payable	$283,565	$115,915	$5,000	$404,480	$90,000		$494,480
Accrued Wages Officers **	$29,167	$14,583	$14,583				$58,333	**
Due to Officers / Affiliates					$160,000	$28,045	$188,045
Interest Payable	$25,311	$10,743	$93,617	$129,671			$129,671

Total Payable to Officers / Affiliates as of June 30, 2015	$338,043	$141,241	$113,200	$534,151	$250,000	$28,045	$870,529

** included in accrued expenses

Summary of payables to related parties as of June 30, 2014	Durando	Dotoli	Smiley	Total Notes Payable	Biderman	Microphase	Total
Notes payable	$289,015	$122,865	$0	$411,880			$411,880
Accrued Wages Officers	$0	$0	$0	$0			$0
Due to Officers / Affiliates					$150,000	$16,183	$166,183
Interest Payable	$7,250	$3,096	$88,119	$98,465			$98,465

Total Payable to Officers / Affiliates as of June 30, 2014	$296,265	$125,961	$88,119	$510,345	$150,000	$16,183	$676,528

Conversion Feature and Conversions of Debt to Officers’

During fiscal year ended June 30, 2015 the three officers of the Company received a total of $341,667 of their respective aggregate salaries of $400,000 and the remaining $58,333 was accrued as unpaid compensation owed to such officers. Such action was necessitated by need to conserve financial resources by the Company. Such unpaid salary is convertible into common stock of the Company at $.0004 per share at the option of each of such officers. During the fiscal year ended June 30, 2015, no such debt conversions have been exercised by any of the officers.

In April 2009, the Board of Directors authorized the right for the officers to convert loans made to the Company plus accrued interest thereon at any time for the next five years into common shares provided such shares are issued, outstanding and available, at a conversion price of $.0075, and in August, 2011, the conversion price was amended to $.0040, which prices are comparable to that of private placements during those periods. As of June 30, 2012 and 2013, outstanding bridge loans from Mr. Smiley, including accrued interest thereon, amounted to $301,800 and $343,455. All of the promissory notes were payable on demand. As of June 30, 2012 and 2013, unpaid compensation owing to Mr. Durando and Mr. Dotoli were converted to notes, plus accrued interest thereon at 12% per annum, equaled $515,345 and $372,407 and $574,235 and $407,846, respectively. The Company recorded beneficial conversion interest expense of $82,609, $0, $2,230 and $0 during the years ended June 30, 2010, 2011, 2012 and 2013, respectively, on the conversion feature based upon principal at the commitment date and accrued interest through June 30 of 2010, 2011, 2012 and 2013, respectively. The officers' notes plus accrued interest were convertible into approximately 331,384,000 shares of the Company's common stock based upon the conversion terms at June 30, 2013.

During the fiscal year ended June 30, 2014, the officers’ were authorized by the board of directors’ to enter into agreements to convert certain officer notes, previously convertible at $.004 from August of 2011 through March of 2014, based upon the then concurrent terms of private placements with accredited investors; at $.0004, representing the concurrent terms of private placements with accredited investors. The Company amended the conversion feature to provide for the conversion of the remaining Officers’ loans into shares of common stock at a conversion price of $.0004 for a term of five years effective March 31, 2014.

In connection with conversion transactions effective March 31, 2014 the officers’ agreed to forego and cancel $425, 918 of accrued wages since fiscal 2013 and $238,321 of accrued interest since fiscal 2009 totaling a cancelation of $664,239 of debt. $361,380 of the debt forgiven was attributed to the $723,729 debt the officers’ converted and $302,859 of the debt forgiven was attributed to the $502,837 of remaining debts to officers’. A beneficial conversion feature of $1,673,261 based upon on the difference between the trading price and the conversion price at the time of the conversion; less the $361,380 of debt forgiven attributable to the $723,729 of debt that was converted into 1,809,326,625 of shares of the Company’s common stock; resulted in the recording of $1,311,881 beneficial conversion feature interest expense during the nine months ended March 31, 2014. The value of the of the conversion feature at $.0004, at the option of the officers, to the extent shares are available, for the $502,837of remaining debts to officers’, considered to be a warrant feature; was computed to be $1,413,547 using the black shoals method with a volatility of 100%, risk free interest rate of .05% and a term of five years which and less $302,859 debt forgiven and the $502,837of remaining debts to officers’ the forgiveness was attributable to and cancellable if exercised, resulted in recording $607,851 of deferred beneficial conversion feature interest expense, a reduction of additional paid in capital, which will be amortized on a straight line basis over the life of the warrant feature or sooner if and when converted. The Company amortized $30,393 of the $607,857 deferred charge from April 1, 2014 through June 30, 2014 for a total of $1,342,274 beneficial conversion feature interest expense for the year ended June 30, 2014 and $577,464 of deferred charges for beneficial conversion feature interest expense remain as a reduction of additional paid in capital.

At June 30, 2014 these notes and accrued interest at the amended rate of 6% effective April 1, 2014, totaled $510,345. On June 30, 2014, these Notes are convertible into approximately 1,275,863,375 shares of common stock, if available.

During fiscal year ended June 30, 2015, officers of the Company did not convert any of the officer notes into common stock. The Company amortized $121,570 of the $577,464 previously deferred charge to beneficial conversion feature interest expense for the year ended June 30, 2015. At June 30, 2015 $455,894 of deferred charges for beneficial conversion feature interest expense remain as a reduction of additional paid in capital which will be amortized on a straight line basis over the life of the warrant or sooner if and when converted.

At June 30, 2015 these notes and accrued interest at the rate of 6% totaled $534,151. On June 30, 2015, these Notes together with unpaid wages of $58,333 are convertible into approximately 1,481,210,000 shares of common stock, if available.

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

During the fiscal years ended June 30, 2015 & 2014 the Company paid $87,000 and $42,000 of fees to Karen Durando for product marketing services.

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

Necdet F. Ergul, Ronald A. Durando and Gustave T. Dotoli were executive officers and shareholders of Microphase and Ronald Durando and Gustave T. Dotoli served as president and vice-president of PacketPort.com., respectively until Packetport.com merged with Wyndstorm Corporation in February of 2008, at which time Mr. Durando and Mr. Dotoli resigned from their respective positions.

On November 26, 1999, PacketPort, Inc., a company owned 100% by Mr. Durando, acquired a controlling interest in Linkon Corp., which subsequently changed its name to PacketPort.com, Inc. In connection with this transaction, Mr. Durando transferred 350,000 shares of our common stock to PacketPort, Inc.

Transactions with Microphase Corporation

mPhase's President and Chairman of the Board of the Company is also an employee of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase whereby it would use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement for fiscal year 2011 required mPhase to pay Microphase $3,000 per month. Microphase also charges fees for specific projects on a project-by-project basis. During the year ended June 30, 2013 and 2014, $12,596 and $38,371 respectively, have been charged to expense or inventory under these Agreements. Management believes that amounts charged to the Company by Microphase are commensurate with amounts that would be incurred if outside third parties were used. The Company is obligated to pay a 3% royalty to Microphase on revenues from its proprietary Traverser Digital Video and Data Delivery System and DSL component products.

Mr. Durando, President and CEO of mPhase, previously owned a controlling interest and was director and President of Janifast Limited. Mr. Durando was an officer and director of Microphase Corporation through February 2015. Mr. Durando continues to be an employee of Microphase Corporation. Mr. Dotoli was also a shareholder of Janifast Limited prior to its discontinuing operations in March of 2009. Mr. Ergul and his family own a controlling interest and Mr. Ergul is a director of Microphase Corporation and was a director and shareholder of Janifast Limited. Microphase Corporation was a significant shareholder of the Company effective June 30, 2014. Janifast Limited had been a significant shareholder of the Company until September 17, 2009, when it transferred to Mr. Durando 11,735,584 shares, representing all the shares of the Company held by Janifast, in partial consideration of the cancellation of loan obligations to Mr. Durando in connection with the plan of its liquidation.

Transactions with Janifast

Janifast Ltd., a Hong Kong corporation manufacturer, had produced components for our now discontinued Traverser_ DVDDS product. Necdet F. Ergul, Ronald A. Durando and Gustave T. Dotoli were controlling shareholders of Janifast Ltd. with an aggregate ownership interest of greater than 75% of Janifast Ltd. Mr. Durando was Chairman of the Board of Directors and Mr. Ergul was a Director of Janifast. Janifast Ltd. ceased operations in March, 2009, and the Company has had no transactions with Janifast during or since its fiscal year ended June 30, 2010.

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

Mr. Durando, President and CEO of mPhase, owned a controlling interest and was a director and President of Janifast Limited. Mr. Durando was an officer of Microphase Corporation until Februray 2015. Mr. Dotoli was a shareholder of Janifast Limited prior to its discontinuing operations in March of 2009. Mr. Ergul and his family own a controlling interest and Mr. Ergul is a director of Microphase Corporation and was a director and shareholder of Janifast Limited.

Microphase Corporation was a significant shareholder of the Company. Janifast Limited had been a significant shareholder of the Company until September 17, 2009, when it transferred to Mr. Durando 11,735,584 shares, representing all the shares of the Company held by Janifast, in partial consideration of the cancellation of loan obligations to Mr. Durando in connection with the plan of its liquidation.

SUBSEQUENT EVENTS

From July 1, 2015 through October 13, 2015 the Company issued 200,000,000 shares of common stock in private placements with accredited investors, and incurred $6,000 in fees, generating $54,000 net proceeds to the Company for general working capital purposes.

The Company is presently renegotiating settlements for three (3) convertible notes presently merged into agreement 4 discussed in Note 8, subject to completing a proxy and obtaining shareholder approval whereby these notes and accrued interest, which total $1,032,834 at June 30, 2015, currently in arrears and convertible into 258,208,588 shares of the Company’s common stock for $48,000 of cash, paid in 12 installments of $4,000 each, commencing in October 2015 and 916,500,000 shares of stock which would have dribble out distribution terms.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The audit fees billed by our accounting firm of Demetrius Berkower, L.L.C. for fiscal years ended June 30, 2015 and June 30, 2014 were $40,000 and $35,100.

Audit Related Services

There were no fees for audit related services billed for the fiscal year ended June 30, 2014. The fees billed for audit related services for the fiscal year ended June 30, 2015 were also $0.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K (1) Consolidated Financial Statements

(2) Financial Statement Schedules None.

(3) The Exhibits filed with this Form 10-K or, where so indicated by footnote in the case of previously filed exhibits, incorporated by reference are as set forth below:

2.1*	Exchange of Stock Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2(a) to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no. 000-24969)).

2.2*	Exchange of Stock Agreement and Plan of Reorganization dated June 25, 1998 (incorporated by reference to Exhibit 2(b) to our registration statement on Form 10SB-12G filed on May 6, 1999 (file no. 000-24969)).

3.1***	Certificate of Incorporation of the Company.

3.2***	Bylaws of the Company

4.1*	Minutes of Special Meeting of the Board of Directors held on April 27, 2009, authorizing convertibility of officers’ promissory notes. (Amendment No. 4 to Form 10-K for the period ended June 30, 2010, filed January 11, 2011 (file no. 000-30202))

10.1*	License Agreement, dated March 26, 1998, between the Company and Georgia Tech Research Corporation (incorporated by reference to Exhibit 10(e) to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no. 000- 24969)).

10.2*	First Amendment to the License Agreement dated January 8, 2001, between the Company and Georgia Tech Research Corporation (incorporated by reference to Exhibit 10.2 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).

10.9*	Facilities/Services Agreement between the Company and Microphase Corporation, dated as of July 1, 1998 (incorporated by reference to Exhibit 10.9 to our registration statement on Form S- 1 filed on June 18, 2001 (file no. 33- 63262).

10.10*	Company’s 2001 Stock Incentive incorporated by reference to Exhibit C to Preliminary Proxy on Schedule 14A filed on March 21, 2001 (file no. 000- 30202).

10.18***	Development Agreement effective February 3, 2004 between Lucent Technologies, Inc. and mPhase Technologies, Inc. for development of micro fuel cell Nano Technology.

10.21***	Development Agreement effective March 1, 2005 between Lucent Technologies Inc and mPhase Technologies relating to development of Magnetometers.

10.22***	Amendment No. 2 to Development Agreement executed as of March 9, 2005 amending Development Agreement effective as of February 5, 2004, as amended relating to Micro Power Source Cells between mPhase Technologies, Inc. and Lucent Technologies, Inc.

10.33***	Amendment No. 3 dated May 19, 2006 to Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc. effective February 3, 2004 for Development of micro fuel cell Nanotechnology.

10.34***	Amendment No. 4 dated February 3, 2007 to Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc. effective February 3, 2004 for Development of micro fuel cell Nanotechnology.

10.35***	Cooperative Research Agreement Rutgers University and mPhase Technologies, Inc. executed October 18, 2005.

10.36***	Modification No. 1 to Cooperative Research Agreement with Rutgers University dated February 22, 2006.

10.37***	Modification No. 2 to Cooperative Research Agreement with Rutgers University dated September 22, 2006.

10.38***	Modification No. 3 to Cooperative Research Agreement with Rutgers University dated February 7, 2007.

10.40***	CT NanoBusiness Alliance Consulting Agreement dated May 10, 2007.

10.41***	Amendment No.5 dated April 28, 2007 to Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc. effective February 3, 2004 for Development of micro fuel cell Nanotechnology.

10.43*	Cooperative Research and Development Agreement between US Army Picatinny Arsenel and mPhase Technologies, Inc. dated December 20, 2006. (Exhibit 43 to Form S-1 filed July 12, 2007, File No. 333-144527).

10.44***	Small Business Technology Transfer Collaboration Agreement between Rutgers University and mPhase Technologies, Inc. dated June 25, 2007.

10.46*	Phase I Army Grant dated July 7, 2007 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.47*	Securities Purchase Agreement dated December 11, 1007 between mPhase Technologies, Inc. and Golden Gate Investors and Related Documents in connection with $1,500,000 Convertible Debenture Financing (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.48*	Securities Purchase Agreement dated February 29, 2008 between St. George Investments and mPhase Technologies, Inc and Related Documents in connection with $550,000 Convertible Debenture Financing. (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.49*	Documentation including $350,000 Convertible Note and $1,000,000 Convertible Note and Secured Note for $1,000,000 Financing between mPhase Technologies, Inc. and JMJ Financial dated March 25, 2008 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.52*	Phase II Army Grant dated August 29, 2008 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.53*	Securities Purchase Agreement dated September 12, 2008 between mPhase Technologies, Inc. and La Jolla Cove Investors and Related Documents in connection with $2,000,000 Convertible Debenture Financing (Form 8K filing dated September 18, 2008)

10.54*	Design Development Agreement between mPhase Technologies, Inc. and Porsche Design Studio for Emergency Flashlight dated November 3, 2008. (Form 8K filed on March 12, 2009) **

10.55*	Documentation dated December 31, 2008 for $1,100,000 Convertible Note and Secured Note Financing between mPhase Technologies, Inc. and JMJ Financial and Amendment to $350,000 Convertible Note Financing (Form 8K Filing dated January 21, 2009, Commission File No. 000-24969)

10.56*	Eagle Picher Proposal for mPhase Technologies, Inc. dated January 26, 2009 for design and development of mechanically- activated Reserve Battery to be used in Emergency Flashlight. (Form 8-K filed January 30, 2009)**

10.57*	Termination Agreement with Golden Gate Investors dated March 17, 2009 with respect to Convertible Debenture Financing dated December 11, 2007 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.59*	Documentation including $1,870,000 Convertible Note and Secured Note for Financing with JMJ Financial dated August 21, 2009 (Form 8K dated August 21, 2009, Commission File No. 000-24969)

10.60*	Documentation including two $1,200,00 Convertible Notes executed September 23, 2009 and November 17, 2009 and Secured Notes in connection with financing with JMJ Financial (Forms 8k dated December 23,2009 and December 30, 2009 respectively each Commission File No. 000-25969))

10.61*	Promissory Notes Payable to Mr. Durando (Amendment No. 4 to Form 10-K for the period ended June 30, 2010, filed January 11, 2011 30202))

10.62*	Promissory Notes Payable to Mr. Dotoli (Amendment No. 4 to Form 10-K for the period ended June 30, 2010, filed January 11, 2011 (fil 10.63*Promissory Notes Payable to Mr. Smiley (Amendment No. 4 to Form 10-K for the period ended June 30, 2010, filed January 11, 2011 (fi 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

10.63*	Promissory Notes Payable to Mr. Smiley (Amendment No. 4 to Form 10-K for the period ended June 30, 2010, filed January 11, 2011 (Commission File No. 000-30202))

10.64*	Forbearance Agreement dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife ( Exhibit 99.1 to Form 8k filed September 16, 2011, (Commission file No. 000-24969))

10.65*	Securities Purchase Agreement, dated as of September 13, 2011 between mPhase Technologies, Inc and John Fife ( Exhibit 99.2 to Form 8k filed September 16, 2011, (Commission file No. 000-24969))

10.66*	Officer’s Certificate delivered pursuant to Securities Purchase Agreement, dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife (Exhibit 99.3 to Form 8k filed September 16, 2011, (Commission file No. 000- 24969))

10.67*	Confession of Judgment 1 delivered pursuant to Securities Purchase Agreement, dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife (Exhibit 99.4 to Form 8k filed September 16, 2011, (Commission file No. 000- 24969))

10.68*	Confession of Judgment 2 delivered pursuant to Securities Purchase Agreement, dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife (Exhibit 99.5 to Form 8k filed September 16, 2011, (Commission file No. 000- 24969))

10.69*	Registration Rights Agreement dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife (Exhibit 99.6 to Form 8k filed September 16, 2011, (Commission file No. 000-24969))

10.70*	Convertible Note dated September 13, 2011issued by mPhase Technologies, Inc. to John Fife (Exhibit 99.7 to Form 8k filed September 16, 2011, (Commission file No. 000-24969))

10.71*	Convertible Note dated August 11, 2011 issued by mPhase Technologies to Jay Wright (Exhibit 10.71 to Amendment No.4 to Form S-1 filed January 17, 2012(Commission File No. 333-77248))

10.72 *	Warrant dated August 11, 2011 issued by mPhase Technologies to Jay Wright (Exhibit 10.72 to Amendment No.4 to Form S-1 filed January 17, 2012(Commission File No. 333-77248))

10.73*	Investment Agreement for Equity Line of Credit dated as of November 30, 2011 between mPhase Technologies, Inc. and Dutchess Opportunity Fund L.L.P. (Exhibit 10.73 to Amendment No.4 to Form S-1 filed January 17, 2012(Commission File No. 333-77248))

10.74*	Registration Rights Agreement for Equity Line of Credit dated as of November 30, 2011 between mPhase Technologies, Inc. and Dutchess Opportunity Fund II L.L.P. (Exhibit 10.74 to Amendment No.4 to Form S-1 filed January 17, 2012(Commission File No. 333-77248))

10.75*	Securities Purchase Agreement dated as of November 17, 2011 between Asher Enterprises, Inc. and mPhase Technologies, Inc.( Exhibit 99.1 to Form 8K filed November 30, 2011 (Commission file No. 000-24969))

10.76*	8%Convertible Note issued to Asher Enterprises, Inc. dated November 17, 2011 by mPhase Technologies, Inc.(Exhibit 99.2 to Form 8K filed November 30, 2011 (Commission file No. 000-24969))

10.77*	Securities Purchase Agreement dated as of January 5, 2012 between Asher Enterprises, Inc. and mPhase Technologies, Inc.( Exhibit 99.1 to Form 8K filed January 17, 2012 (Commission file No. 000-24969))

10.78*	8% Convertible Note issued to Asher Enterprises, Inc. dated January 5, 2012 by mPhase Technologies, Inc.(Exhibit 99.2 to Form 8K filed January 17, 2012 (Commission file No. 000-24969))

10.79*	Securities Purchase Agreement dated as of May 4, 2012 between Asher Enterprises, Inc. and mPhase Technologies, Inc.(Exhibit 10.79 to Form 10K for the fiscal year ended June 30, 2012 filed September 24, 2012 (Commission file No. 000-24969))

10.80*	8% Convertible Note issued to Asher Enterprises, Inc. dated May 4, 2012 by mPhase Technologies, Inc. (Exhibit 10.80 to Form 10K for the fiscal year ended June 30, 2012 filed September 24, 2012 (Commission file No. 000-30202))

10.81*	Stand Still and Restructuring Agreement entered into as of May 31,2012 with John Fife (Exhibit 99.1 to Form 8K filed June 5, 2012 (Commission file No. 000-24969))

10.82*	Stand Still and Restructuring Agreement entered into as of June 1,2012 with JMJ Fiancial (Exhibit 99.2 to Form 8K filed June 5, 2012 (Commission file No. 000-24969))

10.83*	Securities Purchase Agreement, dated as of December 4, 2012 between mPhase Technologies, Inc and Asher Enterprises, Inc. (Exhibit 99.1 to Form 8K dated December 13, 2012(Commission File No. 000-24969))

10.85*	Securities Purchase Agreement dated as of January 18, 2003 between mPhase Technologies, Inc. and Black Arch Opportunity Fund L.P. (Exhibit 99.1 to Form 8K dated January 22, 2013 (Commission File No. 000-24969))

10.86*	12% Convertible Promissory Note with an issue date of January 14, 2013 issued by mPhase Technologies, Inc. to Black Arch Opportunity Fund L.P. (Exhbit 99.2 to Form 8K dated January 22, 2013 (Commission File No. 000-24969))

10.87 *	Securities Purchase Agreement dated as of January 31, 2013 between mPhase Technologies, Inc. and Asher Enterprises, Inc. (Exhibit 99.1 to Form 8K dated February 15, 2013(Commission File No. 000-24969))

10.88*	8% Convertible Promissory Note dated as of January 31, 2013 issued by mPhase Technologies, Inc. to Asher Enterprises, Inc. (Exhibit 99,2 to Form 8k dated February 15, 2013 (Commission File No. 000-24969))

10.89*	Securities Purchase Agreement dated as of June 26, 2013 between mPhase Technologies, Inc. and Asher Enterprises, Inc. (Exhibit 99.1 to Form 8k dated July 18, 2013 (Commission File No. 000-24969))

10.90*	8% Convertible Promissory Note dated as of June 26, 2013 (Exhibit 99.2 to Form 8K dated July 18, 2013 (Commission File No. 000-24969))

10.91*	Securities Purchase Agreement dated as of January 10, 2014 between mPhase Technologies, Inc. and M H Investment Trust (Exhibit 99.1 to Form 8K dated January 10, 2014 (Commission File No 000-24969))

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

10.93*	Forbearance Agreement and Amendment thereto dated February 15, 2015 as amended on August 11, 2015 with John Fife (Exhibits 99.1 and 99.2 to form 8K filed August 12, 2015)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

**	All or portions of such Agreements have been omitted and the Company has requested that the omitted sections be treated as “Confidential Information” pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended and has been filed with the Securities and Exchange Commission separately.

***	Incorporated by reference from Amendment No. 6 to Form 10K for the period ended June 30, 2009 file on August 13, 2009.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and

Stockholders of mPhase Technologies, Inc.

We have audited the accompanying consolidated balance sheets of mPhase Technologies, Inc. (a New Jersey corporation) and its subsidiaries as of June 30, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of mPhase Technologies, Inc. and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that mPhase Technologies, Inc. and subsidiaries will continue as a going concern. As shown in the consolidated financial statements, the Company has experienced significant losses and negative operating cash flows resulting in a working capital deficiency and stockholders’ deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are more fully described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Demetrius Berkower LLC.

Wayne, New Jersey

October 13, 2015

mPHASE TECHNOLOGIES, INC.
Consolidated Balance Sheets

	June 30,	June 30,
	2015	2014

ASSETS
CURRENT ASSETS
Cash	$2,868	$179,257
Accounts receivable, net	8,502	29,594
Inventory, net	218,653	594,320
Prepaid and other current assets	36,868	46,149

TOTAL CURRENT ASSETS	$266,891	$849,320

Property and equipment, net	6,714	3,001
Other Assets	17,109	11,090

TOTAL ASSETS	$290,714	$863,411

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,023,344	$1,150,397
Accrued expenses	328,276	326,311
Due to related parties	188,045	166,183
Customer Deposits	26,691	-
Notes payable, related parties	534,151	510,345
Short term notes	90,000	65,000
Current Portion, Long term convertible debentures	355,479	1,522,217

TOTAL CURRENT LIABILITIES	2,545,986	$3,740,453

OTHER OBLIGATIONS CONVERTIBLE TO EQUITY
Convertible debt derivative liability	235,425	637,543
Long term portion of Convertible debentures	1,352,168	40,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, par value $.001, 18,000,000,000 shares authorized, 15,941,988,381 and 13,850,576,024 shares issued and outstanding at June 30, 2015 and 2014, respectively	15,941,987	13,850,575
Additional paid in capital	190,949,919	192,230,848
Accumulated Deficit	(210,734,771)	(209,636,008)
TOTAL STOCKHOLDERS' DEFICIT	$(3,842,865)	$(3,554,585)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$290,714	$863,411

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
Consolidated Statements of Operations

	For the Fiscal Years Ended
	June 30,	June 30,
	2015	2014

REVENUES	$1,142,785	$581,261

COSTS AND EXPENSES

Cost of Sales	743,150	352,135

Research and Development	5,046	2,168

Selling and Marketing (including non-cash stock related charges of $22,413 and $5,625 for the twelve months ended June 30, 2015 & 2014).	322,226	261,305

General and Administrative (including non-cash stock related charges of $0 and $2,764,920 for the twelve months ended June 30, 2015 & 2014).	1,311,499	3,839,049

Depreciation and Amortization	4,271	12,000

TOTAL COSTS AND EXPENSES	2,386,192	4,466,657

OPERATING LOSS	$(1,243,407)	$(3,885,396)

OTHER INCOME (EXPENSE)
Interest (Expense)	(328,164)	(1,632,316)
Net Reparation, Impairment and Other Income (Expense)	85,470	27,818
Net (Charges) Credits related to Convertible Debt	387,338	(454,573)

TOTAL OTHER INCOME (EXPENSE)	$144,644	$(2,059,071)

Loss From Operations, before Income Taxes	$(1,098,763)	$(5,944,467)

Income Taxes	-	-

Net Loss	$(1,098,763)	$(5,944,467)

Basic & Diluted Net loss per share:	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding;
Basic & Diluted	14,889,795,836	7,033,888,082

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE TWO YEARS ENDED JUNE 30, 2015

	Common Stock			Additional
		$.001 Par	Treasury	Paid in	Deferred	Accumulated	Stockholders'
	Shares	Value	Stock	Capital	Compensation	Deficit	Deficit
Balance June 30, 2013	5,071,165,583	$5,071,164	$(7,973)	$193,761,159	$(28,305)	$(203,691,541)	$(4,895,496)

Issuance of Common Stock to accredited investors in private placements, including 283,128,375 shares to finders, net of $54,000 fees	4,579,628,375	4,579,628	-	(2,925,628)	-	-	1,654,000

Amortization of deferred stock compensation	-	-	-	-	28,305	-	28,305

Common Stock issued to cover the exercise of Put advances under Equity Line of Credit, net of $500 transacion fees	3,990,000	3,990	-	2,273	-	-	6,263

Conversions of Convertible Debentures plus accrued interest	141,761,066	141,761	-	(45,735)	-	-	96,026

Return to treasury of shares previously issued to officers	(885,000,000)	(885,000)	-	885,000	-	-	-

Issuance of shares and warrants for Conversions of Officers' loans and Cancellation of accrued wages	1,809,326,625	1,809,327	-	890,520	-	-	2,699,847

Beneficial Conversion Feature Interest Expense Charged to Additional Paid in Capital	-	-	-	30,393	-	-	30,393

Issuance of Common Stock for services	3,129,704,375	3,129,704	-	(359,160)	-	-	2,770,544

Cancellation of Treasury Stock	-	-	7,973	(7,973)	-	-	-

Net Loss for the Year Ended June 30, 2014	-	-	-	-	-	(5,944,467)	(5,944,467)

Balance June 30, 2014	13,850,576,024	$13,850,575	$-	$192,230,848	$-	$(209,636,008)	$(3,554,585)

Issuance of Common Stock to accredited investors in private placements, including 50,000,000 shares to finders, net of $34,500 fees	2,070,000,000	2,070,000	-	(1,393,500)	-	-	676,500

Issuance of Common Stock for services	46,412,357	46,412	-	(23,999)	-	-	22,413

Beneficial Conversion Feature Interest Expense Charged to Additional Paid in Capital	-	-	-	121,570	-	-	121,570

Return to treasury of shares by employee as part of retribution agreement	(25,000,000)	(25,000)	-	15,000	-		(10,000)

Net Loss for the Year Ended June 30, 2015	-	-	-	-	-	(1,098,763)	(1,098,763)

Balance June 30, 2015	15,941,988,381	$15,941,987	$-	$190,949,919	$-	$(210,734,771)	$(3,842,865)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	For the Fiscal Years Ended
	June 30,
	2015	2014

Cash Flow From Operating Activities:
Net Loss	$(1,098,763)	$(5,944,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,125	14,168
(Gain) loss on debt extinguishments	(226,620)	(31,858)
Non-cash charges relating to Convertible Debt Settlement	137,419	-
Increase in reserve for accounts receivable	(4,000)	-
Non-cash charges relating to issuance of common stock,
common stock options and warrants	22,413	2,770,544
Derivative Value and Debt Discount charges (credits)	(387,338)	428,020
Other non cash charges including amortization of deferred
compensation and beneficial conversion interest expense	121,570	1,370,578
Changes in assets and liabilities:
Accounts receivable	21,092	(29,911)
Inventories	320,978	(523,635)
Prepaid expenses and Other current assets	20,371	(33,909)
Other	(17,109)	-
Accounts payable & Accrued expenses	242,905	282,034
Customer deposits	26,691	-
Due to/from related parties
Microphase & Eagle	21,862	(33,401)
Officers	-	160,000
Net cash used in operating activities	$(793,404)	$(1,571,837)

Cash Flow from Investing Activities:
Purchase of fixed assets	(8,838)	-
Net Cash used in investing activities	$(8,838)	$0

Cash Flow from Financing Activities:
Proceeds from issuance of common stock, net of finders fees	676,500	1,660,263
Payment of short term notes & equipment loans	-	(4,580)
Issuance of Convertible Debentures	40,000	115,000
Repayment of Convertible Debentures	(185,647)	(37,500)
Net Proceeds (Repayment) from notes payable related parties	95,000	16,856
Net cash provided by financing activities	$625,853	1,750,039

Net increase (decrease) in cash	$(176,389)	$178,202

CASH AND CASH EQUIVALENTS, beginning of period	$179,257	$1,055
CASH AND CASH EQUIVALENTS, end of period	$2,868	$179,257

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

1. ORGANIZATION AND NATURE OF BUSINESS

mPhase, a New Jersey corporation founded in 1996, is a publicly-held company with over 23,000 shareholders and approximately 15.94 billion shares of common stock outstanding as of June 30, 2015. The Company's common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL.

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

mPower Technologies, Inc. is a New Jersey corporation is a wholly-owned consumer products subsidiary of mPhase Technologies, Inc.  Since inception, the Company has had over $1,000,000 of sales revenue from its line of emergency battery jump starters for dead automotive and vehicle batteries. mPower has 4 consumer products including the mPower Jump, the mPower Mini-Jump, the mPower  Jump  Plus and the mPower Jump Truck designed for various types of dead batteries that need jumping. Each product has a very small footprint and can fit in the glove compartment of most vehicles. mPower is also developing a reserve battery for homes to serve as a backup to  a home’s primary electric provider.

We are headquartered in Clifton, NJ with a warehouse and office in Norwalk, Connecticut.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

2. CUMULATIVE LOSSES AND MANAGEMENT'S PLANS

Through June 30, 2015, the Company incurred cumulative losses totaling approximately $(210,734,771) and at June 30, 2015 had a working capital deficit of $(2,279,095). Funding in our traditional capital markets was difficult during FYE 2013, 2014 and 2015.

The Company was able to enter into convertible debt arrangements and private placements of equity with independent investors to provide liquidity and capital resources during the preceding two fiscal years. Such arrangements have provided the Company with cash in the amounts of $40,000 and $115,000 during FYE 2015 and 2014 respectively. In addition and from time to time during FYE 2015, the Company raised necessary working capital via bridge loans from officers. During FYE June 30, 2015 and 2014 the Company received proceeds from private placements with accredited investors of approximately $676,500 and $1,654,000 respectively.

The Company is currently focused on the continued development and commercialization of its battery product using the science of nanotechnology. The Company believes that such battery has a much longer shelf life than conventional batteries and will have significant commercial and military applications. The Company is aggressively marketing through its consumer product subsidiary, mPower Technologies, Inc., its line of mPower Jump products which is focused upon providing a reliable, rechargeable jump starter for dead batteries in automotive and other vehicles. This product line has been the main source of revenue for the Company during the past two fiscal years.

The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) successfully develop, market and sell its products. The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2016 and continue its development and commercialization efforts.

However, there can be no assurance that mPhase will generate sufficient revenue to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

JUNE 30, 2015

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

RECLASSIFICATIONS

Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation. The reclassified financial statement items had no effect on Net Loss for the Year, Total Stockholders’ Deficit or Total Assets for the fiscal year ended June 30, 2015.

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

RESEARCH AND DEVELOPMENT

Research and Development cost are charged to operations when incurred. The amounts charged to expense for the years ended June 30, 2014 and 2015 were $2,168 and $5,046, respectively.

PATENTS AND LICENSES

Patents and licenses are capitalized when mPhase determines there will be a future benefit derived from such assets, and are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset, generally five years. As of June 30, 2015, the book value of such assets, or $214,383, has been fully amortized.

INVENTORIES

The Company uses the First In First Out method (FIFO) to account for inventory which is carried at the lower of market value or cost. As of June 30, 2015 and June 30, 2014, the inventory related to the Emergency Flashlight was valued at $22,621 and $54,799, net of a $70,592 and $39,547 reserve, respectively.

As of June 30, 2015 and June 30, 2014 inventory related to the new Jump products was valued at $192,002 and $537,276, respectively.

All inventories for both periods presented represent finished goods.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

LONG-LIVED ASSETS

The Company reviews long-term assets for impairment whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. The Company also assesses these assets for impairment based on their estimated future cash flows.

LOSS PER COMMON SHARE, BASIC AND DILUTED

mPhase accounts for net loss per common share in accordance with the requirements FASB ASC 260 Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company has convertible securities held by third parties and convertible notes plus accrued interest thereon held by officers of the Company, subject to availability, convertible into approximately 283,225,254 immediately, and up to 4,042,612,754 if the forbearance agreement discussed in Note 8 is settled entirely in stock, for convertible notes and 1,335,376,300 shares respectively, for officer notes of the Company’s common stock based upon the conversion terms at June 30, 2015. In periods reporting a loss the inclusion of warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share and have been omitted in such computation.

BUSINESS CONCENTRATIONS AND CREDIT RISK

To date, the Company's products have been sold to a limited number of wholesale customers, earlier primarily in the primarily in the automotive consumer products industry. During the fiscal year ended 2013 sales consisted primarily of the Company’s mPower Emergency IlluminatorTM. During the fiscal years ended 2014 and 2015 sales consisted primarily of the Company’s new Jump products. Sales of individual Jump products are prepaid in advance and sales to distributors have terms of net 15 days or less while sales to retail chains have terms of 60 days. Sales through corporate office headquarters of major distributors can have payment terms of up to net 360 days to which the Company has not yet experienced. Throughout the year, cash balances that the Company maintains at financial institutions may exceed the Federal Deposit Insurance Corporation insurance limitation of up to $250,000. Cash balances exceeded FDIC insured limits at times throughout the years ended June 30 2014 but did not exceed such amount during fiscal year ended June 30, 2015.

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

JUNE 30, 2015

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

DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives are recorded on the balance sheet at fair value. The conversion features of the convertible debentures are embedded derivatives and are separately valued and accounted for on our balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining fair value of our derivatives is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management's judgment and may impact net income. During the fiscal years ended June 30, 2014 and June 30, 2015, the Company utilized an expected life of 20 and 10 days based upon the look-back period of its convertible debentures and notes and a volatility of 100%.

INCOME TAXES

The Company accounts for income taxes in accordance with accounting guidance now codified as Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2014 and 2015, the Company had a full valuation allowance against its deferred tax assets.

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

The Company files U.S. and state income tax returns with various statutes of limitations. The 2010 through 2014 tax years generally remain subject to examination by federal and most state tax authorities.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits, if any, in interest and operating expenses. No interest or penalties were recorded for the years ended June 30, 2014 and 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

NEW ACCOUNTING PRONOUNCEMENTS

The Company is evaluating several pronouncements issued by the FASB which have recently or may result in the adoption by the Company of these standards in upcoming accounting periods as follows:

On April 7, 2015, the FASB issued Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in Update 2015-03 (see below) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within Update 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. to be effective for Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015; which for us would be our fiscal 2016 and although early adoption is permitted for this standard, the Company has not adopted nor determined its applicability.

Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date -In May 2014, the FASB issued a comprehensive new revenue recognition standard that supersedes nearly all revenue recognition guidance under U.S. GAAP and supersedes some cost guidance for construction-type and production-type contracts. The guidance in this standard is principles-based, and accordingly, entities will be required to use more judgment and make more estimates than under prior guidance, including identifying contract performance obligations, estimating variable consideration to include in the contract price and allocating the transaction price to separate performance obligations. The guidance in this standard is applicable to all contracts with customers, regardless of industry-specific or transaction-specific fact patterns. Additionally, this standard provides guidance for transactions that were not previously addressed comprehensively (e.g., service revenue, contract modifications and licenses of intellectual property) and modifies guidance for multiple-element arrangements. The core principle of this standard is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To help financial statement users better understand the nature, amount, timing and potential uncertainty of the revenue that is recognized; this standard requires significantly more interim and annual disclosures. This standard allows for either “full retrospective” adoption (application to all periods presented) or “modified retrospective” adoption (application to only the most current period presented in the financial statements, as well as certain additional required footnote disclosures). On July 9, 2015, the FASB approved a one-year deferral of the effective date, while permitting entities to elect to adopt one year earlier on the original effective date. As a result, this standard is now effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, which for us is our fiscal 2019. We are currently evaluating the impact this standard will have on our financial position, results of operations and cash flows.

- ASU 2015-11 - Inventory (Topic 330): Simplifying the Measurement of Inventory. For public business entities, the pending content that links to this paragraph shall be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, which for us is our fiscal 2018. We are currently evaluating the impact this standard will have on our financial position, results of operations and cash flows.

- ASU 2015-03 - Simplifying the Presentation of Debt Issuance Costs- to be effective for Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015; which for us would be our fiscal 2016 and although early adoption is permitted for this standard, the Company has not adopted nor determined its applicability.

- ASU 2014-15 - Presentation of Financial Statements Going Concern (Subtopic 20540): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern to be effective for Annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016; which for us would be our fiscal 2017 and although early adoption is permitted for this standard, the Company has not adopted nor determined its applicability.

Compensation Stock -Compensation (Topic 718): Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) to be effective for Annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2015; which for us would be our fiscal 2016 and although early adoption is permitted for this standard, the Company has not adopted nor determined its applicability.

In April 2014, the FASB issued an accounting standards update that raises the threshold for disposals to qualify as discontinued operations and allows companies to have significant continuing involvement and continuing cash flows with discontinued operations. This standard also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This standard is to be applied prospectively and is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014, which for us is our fiscal 2016. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU2OI3-11, Income Taxes, which applies to all entities that have unrecognized tax benefits when a net operating loss, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which for us is our fiscal 2015. Retrospective application is permitted. The adoption of this standard has not had a material impact on our financial position, results of operations or cash flows.

4. SUPPLEMENTAL CASH FLOW INFORMATION

	For the years ended
	June 30,
	2015	2014
Statement of Operation Information:
Extension & Conversion Fees on Convertible Debt	$21,583	$30,525
Beneficial Conversion feature interest expense of Officers’ Notes	$121,570	$1,342,274
Interest Accrued Unpaid	$231,944	$285,275
Interest Paid (net interest income)	$87,798	$30,525

Non Cash Investing and Financing Activities:

Conversion of Convertible Debt and Related Expenses to common stock	$-	$96,026
Conversion of Officers' Notes to common stock	$-	$723,729
Cancellation of Accrued Wages Officers'	$-	$425,918
Cancellation of Accrued Interest Officers'	$-	$238,321
Issuances of Common Stock for services & amortization of deferred stock compensation	$22,413	$2,798,849
Non-cash charges relating to Convertible Debt Settlement including $118,950 increase in loan amount and $18,469 increase in corresponding Derivative Liability	$137,419	$-
Convertible Note payable of $720,157 and $172,126 of accrued interest thereon merged into forbearance obligation	$892,283	$-

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

5. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:	June 30,
	2015	2014
Research Equipment	$48,383	$48,383
Office and Marketing	151,118	142,280
Gross Cost	199,501	190,663
Less Accumulated Depreciation	(192,787)	(187,662)

Net Property and Equipment	$6,714	$3,001

Depreciation expense for the years ended June 30, 2015 and 2014 was $5,125 and $14,168, respectively, of which $854 and $2,168, respectively, relates to research laboratory and testing equipment included in research and development expense.

6. ACCRUED EXPENSES

Accrued expenses consist of the following as of each Balance Sheet date:	June 30,
	2015	2014
Accrued Interest - Convertible Debentures	$231,944	$285,274
Accrued Wages - Officers'	$58,333	$-
Other Expenses	$37,999	$41,037
Total	$328,276	$326,311

7. SHORT TERM NOTES PAYABLE

Short term notes payable is comprised of the following:

	June 30,	June 30,
	2015	2014
Note payable to law firm bearing 8% interest, originally monthly installments of $5,000 per month commencing in June 2002 and continuing through December 1, 2003 with a final payment of principal plus accrued interest due at maturity on December 31, 2003, this note was in arrears as of June 30, 2004 and the Company negotiated a new settlement arrangement as of August 31, 2004. Under such settlement agreement, the Company made a $100,000 cash payment and gave a cashless warrant to purchase $150,000 worth of common stock valued at $.25 per share. In addition, the Company agreed to pay $25,000 on each of December 1, 2004, March 1, 2005, June 1, 2005, September 1, 2005 and $50,000 on December 1, 2005. Thereafter, the Company was obligated to pay $25,000 on each of March 1, 2006, June 1, 2006, September 1, 2006 with a final payment of $75,000 on December 1, 2006, of which $10,000 was paid in 2008. The Company was in default with respect to the remaing $65,000 balance which was written off as of June 30, 2015 as the statute of limitations had passed barring further collection.	$-	$65,000

Notes payable to related parties at June 30, 2015 for interim advances of $90,000 by ABRAHAM BIDERMAN, a board member since 2008.	$95,000	$-

Total Short Term Notes	$95,000	$65,000

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

On November 28, 2011, the Company amended the par value of its common stock from $.01 to $.001. The Balance Sheet at June 30, 2011 was restated to reflect this change with a reduction of $14,656,520 to the value of common stock and a corresponding increase to additional paid in capital for the same amount. Transactions recorded in the Statement of Changes in Stockholders’ Deficit were presented at the $.001 par value for the fiscal years ended June 30, 2013, June 30, 2014 and 2015.

All other debt converted involved long term convertible debentures which are discussed below:

Long Term Convertible Debentures / Debt Discount and Related Interest

The Company had 9 separate convertible debt arrangements with independent investors that were in effect at various times during the two fiscal years ended June 30, 2015, three of which were still active as of June 30, 2015.

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

Long Term Convertible Debentures / Debt Discount

The Company had 9 separate convertible debt arrangements with independent investors that were in effect at various times during the two fiscal years ended June 30, 2015 and 2014, three (3) of which were still active as of June 30, 2015.

During the fiscal year ended June 30, 2015, there was no principle and interest thereon converted into any shares of common stock to holders of Convertible Notes.

During the fiscal year ended June 30, 2014, $96,026 of debt including $13,026 of accrued interest and fees thereon was converted into 141,761,066 shares of common stock to holders of Convertible Notes.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

8. STOCKHOLDERS' EQUITY- (continued)

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

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

8. STOCKHOLDERS' EQUITY- (continued)

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

As of June 30, 2012, this convertible note has $109,000 outstanding, which when combined with arrangements #8 and #9 totaled $802,060, which the Company entered into an amended agreement on June 1, 2012 whereby the Company agreed to make payments of principle and interest of $37,018 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. Also as of June 30, 2012 the derivative value of the embedded conversion feature of this arrangement when combined with arrangements #2 and #3 totaled $0; which when compared to the combine value of $1,567,512 created a non-cash credit to earnings of $1,567,512 in fiscal 2012. As of June 30, 2015 and June 30, 2014, the combined arrangements with JMJ in this note would be convertible into 258,208,588 and 237,807,785 common shares at the conversion floor price of $.004; and would be required to do so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement.

The Company has not made any payments of the $37,018 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

8. STOCKHOLDERS' EQUITY- (continued)

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

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

8. STOCKHOLDERS' EQUITY- (continued)

The terms of the agreement provide for interest to accrue on the unpaid portion at 9% per annum with monthly payments in cash or conversions into common stock of the Company; commencing with an initial $15,000 payment due on February 15, 2015, and thereafter on or before the 15th of each month the Company agrees to pay monthly payments until the balance with accrued interest is satisfied of; six (6) monthly payments of $30,000 per month commencing March 15, 2015; six (6) monthly payments of $35,000 per month commencing September 15, 2015, and; $50,000 per month until the forbearance obligation is paid in full. The conversion amount, at the election of the Company, or if the monthly cash payment is not made, in full or in part, at the election of the holder for the cumulative amount of unpaid monthly payments, would be calculated to be 80% of the 3 lowest intra-day trading prices for the twenty trading day preceding the conversion notice. This repayment schedule was amended on August 2015, reducing the monthly cash payments to $15,000 per month that are due on August 15th and September 15th of 2015. In addition, under the amendment, the Company is obligated to make monthly payments of $20,000 on October 15, 2015, November 15, 2015 and December 15, 2015. Thereafter the Company is obligated to make monthly payments of $35,000 on January 15th, February 15th and March 15th of 2016. Thereafter, monthly payments at the rate of $50,000 per month shall be made by the Company until the forbearance amount has been paid in full.

The value of the forbearance debt obligation on June 30, 2015 is $902,253. At June 30, 2015, given the changes in the Company’s stock price during the 20 day look-back period for June 30, 2015, the estimated derivative liability had decreased to $232,423, a decrease from June 30, 2014 of $548,906 totaling $316,493, which when added to the $18,469 increase at the time the forbearance agreement resulted in a non-cash credit to earnings of $334,962 for the year ended June 30, 2015. The Forbearance agreement requires the Company to place, and the Company has done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments. The agreement original agreement also provided that the Company file a Proxy statement before June 1, 2015 should additional shares be needed for the conversion reserve. The Company has not issued any stock for conversions since entering into the forbearance agreement and during the year ended June 30, 2015 the Company repaid $69,081 of principle and $41,019 of interest under the agreement. As of June 30, 2015 this forbearance obligation would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to125,000,000 shares, for the satisfaction of the next required monthly payment, (ii) up to 1,331,162,599 shares, for the satisfaction of the next 12 required monthly payments; and (iii) up to 3,759,387,500 shares of our common stock should the entire obligation be converted.

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

JUNE 30, 2015

8. STOCKHOLDERS' EQUITY- (continued)

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $37,778 and the company recorded a loan discount of the same amount. During the year ended June 30, 2015 the Company amortized $37,778 to loan discount expense and the unamortized loan discount was reduced to $0. As of June 30, 2015, which given the changes in the Company’s stock price during the 10 day look-back period for this date the estimated liability had decreased to $3,002, a decrease for this period of $34,776 and creating a non-cash credit to earnings of that amount. Based upon the price of the Company’s common stock and and a partial payments during the year ended June 30, 2015 of $36,667; on June 30, 2015 this Note is convertible into approximately 25,016,667 shares of common stock.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

8. STOCKHOLDERS' EQUITY- (continued)

The following table summarizes notes payable under convertible debt and debenture agreements as of:

	June 30,	June 30,
	2015	2014

Arrangement #3 - JMJ Financial, Inc	$802,060	$802,060
Arrangement #4 - St. George Investments/Fife Forbearance Obligation	902,253	720,157
Arrangement #8 - MH Investment trust I	-	40,000
Arrangement #9 - MH Investment trust II	3,333	-
Total notes payable	$1,707,646	$1,562,217
less: unamortized debt discount	-	-
Convertible Notes payable, net of discount	1,707,646	1,562,217
Convertible Notes payable-short term portion	355,479	1,522,217
Convertible Notes payable-long term portion	$1,352,167	$40,000

Included in accrued expenses is $231,944 and $285,275 interest accrued on these notes at June 30, 2015 and June 30, 2014, respectively.

During the fiscal year ending June 30, 2015, the following transactions impacted stockholders’ equity

Private Placements

During the fiscal year ended June 30, 2015, the Company received $676,500 of net proceeds from the issuance of 2,070,000,000 shares of common stock in private placements with accredited investors, including 50,000,000 shares to finders and $34,500 in fees.

Equity Line Of Credit

During the fiscal year ended June 30, 2015, the Equity Line of Credit expired and the Company issued no shares of Common Stock and generated no cash proceeds with respect the agreement which expired in February.

Stock Based Compensation

The Company issued awards of 46,412,357 shares of common stock to employees and consultants during the fiscal year ended June 30, 2015 valued at $22,413. No stock based compensation was issued to Officers of the Company during this fiscal year.

Conversion of debt securities

During the fiscal year ended June 30, 2015, there was no principle and interest thereon converted into any shares of common stock to holders of Convertible Notes.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

8. STOCKHOLDERS' EQUITY- (continued)

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

Conversion Feature and Conversions of Debt to Officers’

In April 2009, the Board of Directors authorized the right for the officers to convert loans made to the Company plus accrued interest thereon at any time for the next five years into common shares provided such shares are issued, outstanding and available, at a conversion price of $.0075, and in August, 2011, the conversion price was amended to $.0040, which prices are comparable to that of private placements during those periods. As of June 30, 2012 and 2013, outstanding bridge loans from Mr. Smiley, including accrued interest thereon, amounted to $301,800 and $343,455. All of the promissory notes were payable on demand. As of June 30, 2012 and 2013, unpaid compensation owing to Mr. Durando and Mr. Dotoli were converted to notes, plus accrued interest thereon at 12% per annum, equaled $515,345 and $372,407 and $574,235 and $407,846, respectively. The Company recorded beneficial conversion interest expense of $82,609, $0, $2,230 and $0 during the years ended June 30, 2010, 2011, 2012 and 2013, respectively, on the conversion feature based upon principal at the commitment date and accrued interest through June 30 of 2010, 2011, 2012 and 2013, respectively. The officers' notes plus accrued interest were convertible into approximately 331,384,000 shares of the Company's common stock based upon the conversion terms at June 30, 2013. During the fiscal year ended June 30, 2014, the officers’ were authorized by the board of directors’ to enter into agreements to convert certain officer notes, previously convertible at $.004 from August of 2011 through March of 2014, based upon the then concurrent terms of private placements with accredited investors; at $.0004, representing the concurrent terms of private placements with accredited investors. The Company amended the conversion feature to provide for the conversion of the remaining Officers’ loans into shares of common stock at a conversion price of $.0004 for a term of five years effective March 31, 2014.

In connection with conversion transactions effective March 31, 2014 the officers’ agreed to forego and cancel $425, 918 of accrued wages since fiscal 2013 and $238,321 of accrued interest since fiscal 2009 totaling a cancelation of $664,239 of debt. $361,380 of the debt forgiven was attributed to the $723,729 debt the officers’ converted and $302,859 of the debt forgiven was attributed to the $502,837 of remaining debts to officers’. A beneficial conversion feature of $1,673,261 based upon on the difference between the trading price and the conversion price at the time of the conversion; less the $361,380 of debt forgiven attributable to the $723,729 of debt that was converted into 1,809,326,625 of shares of the Company’s common stock; resulted in the recording of $1,311,881 beneficial conversion feature interest expense during the nine months ended March 31, 2014. The value of the of the conversion feature at $.0004, at the option of the officers, to the extent shares are available, for the $502,837 of remaining debts to officers’, considered to be a warrant feature; was computed to be $1,413,547 using the black shoals method with a volatility of 100%, risk free interest rate of .05% and a term of five years which and less $302,859 debt forgiven and the $502,837 of remaining debts to officers’ the forgiveness was attributable to and cancellable if exercised, resulted in recording $607,851 of deferred beneficial conversion feature interest expense, a reduction of additional paid in capital, which will be amortized on a straight line basis over the life of the warrant feature or sooner if and when converted. The Company amortized $30,393 of the $607,857 deferred charge from April 1, 2014 through June 30, 2014 for a total of $1,342,274 beneficial conversion feature interest expense for the year ended June 30, 2014 and $577,464 of deferred charges for beneficial conversion feature interest expense remain as a reduction of additional paid in capital.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

8. STOCKHOLDERS' EQUITY- (continued)

At June 30, 2014 these notes and accrued interest at the amended rate of 6% effective April 1, 2014, totaled $510,345. On June 30, 2014, these Notes are convertible into approximately 1,275,863,375 shares of common stock, if available.

During fiscal year ended June 30, 2015, officers of the Company did not convert any of the officer notes into common stock. The Company amortized $121,570 of the $577,464 previously deferred charge to beneficial conversion feature interest expense for the year ended June 30, 2015. At June 30, 2015 $455,894 of deferred charges for beneficial conversion feature interest expense remain as a reduction of additional paid in capital which will be amortized on a straight line basis over the life of the warrant or sooner if and when converted.

At June 30, 2015 these notes and accrued interest at the rate of 6% totaled $534,151. On June 30, 2015, these Notes together with unpaid wages of $58,333 are convertible into approximately 1,481,210,000 shares of common stock, if available.

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

Through June, 2015, the Company has received $227,744 of proceeds under the Equity Line relating to the resale of 135,990,000 shares of the Company’s common stock, net of $22,920 transaction fees. The amount of proceeds received under the Equity Line depended upon the stock price of the Company at the various points in time that it exercised the Put Option. As of June 30, 2015, the Company has received $145,428, $80,053 and $6,263 in Fiscal Years Ended June 30, 2012, 2013 and 2014, under the Equity Line relating to the resale of 89,587,447, 42,412,553 and 3,990,000 shares of the Company’s common stock in Fiscal Years Ended June 30, 2012, 2013 and 2014. The Equity Line of Credit expired in fiscal year ended June 30, 2015 and the Company received no cash proceeds nor issued any stock as a result thereof.

BENEFICIAL CONVERSION FEATURE

In April 2009, the Board of Directors authorized the right for the officers to convert into shares of the Company's common stock officers' loans discussed in Note 9, plus accrued interest thereon, at any time for the next five years providing such shares are issued, outstanding and available, at a conversion price of $.0075. This conversion price was amended in August 2011 to $.0040. During the fiscal year ended June 30, 2014, the officers’ were authorized by the board of directors’ to enter into agreements to convert certain officer notes, previously convertible at $.004 from 2009 through April 2014, based upon the then concurrent terms of private placements with accredited investors; at $.0004, representing the now current terms of private placements with accredited investors. On June 30, 2015, these Notes totaled $534,151 together with unpaid wages of $58,333 are convertible into approximately 1,481,210,000 shares of common stock, if available.

STOCK INCENTIVE PLANS

A summary of the stock option activity for the years ended June 30, 2014 and 2015 pursuant to the terms of both plans, which include incentive stock options and non-qualified stock options, as set forth on the table below:

Warrants

As of June 30, 2014 and 2015 no warrants remained outstanding. Certain convertible notes for officers’ discussed above and in Note 9 in the amount of $534,151 together with unpaid wages of $58,333 are convertible into approximately 1,481,210,000 shares of common stock, if available.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

9. RELATED PARTY TRANSACTIONS

Mr. Durando, the President and CEO of mPhase, together with Mr. Ergul owned a controlling interest and were officers of Janifast Limited until March 2009. Mr. Durando was an officer and director of Microphase Corporation until February 2015. Mr. Ergul, retired as the chairman of the board of mPhase in Nov 2007. Mr. Ergul and his family own a controlling interest and he is a director of Microphase Corporation.

During the years ended June 30, 2015 and 2014, Mr. Biderman charged finders’ fees of $34,500 and $54,000.

During the fiscal years ended June 30, 2015 and 2014, the Company paid $87,000 and $42,000 of fees to Karen Durando for product marketing services

MICROPHASE

During a portion of the fiscal year ended June 30, 3015, the Company leased office space from Microphase at its Norwalk location. Rental expense charged by Microphase was $29,725 from July 1, 2014 through April 1, 2015. Microphase provided certain research and development services and shares administrative personnel from time to time.

During the years ended June 30, 2014 and 2015, Microphase Corporation charged the Company $20,090 and $29,725 for rent and $18,281 and $18,937 for administrative expenses.

Conversion Feature and Conversions of Debt to Officers’

In April 2009, the Board of Directors authorized the right for the officers to convert loans made to the Company plus accrued interest thereon at any time for the next five years into common shares provided such shares are issued, outstanding and available, at a conversion price of $.0075, and in August, 2011, the conversion price was amended to $.0040, which prices are comparable to that of private placements during those periods. As of June 30, 2012 and 2013, outstanding bridge loans from Mr. Smiley, including accrued interest thereon, amounted to $301,800 and $343,455. All of the promissory notes were payable on demand. As of June 30, 2012 and 2013, unpaid compensation owing to Mr. Durando and Mr. Dotoli were converted to notes, plus accrued interest thereon at 12% per annum, equaled $515,345 and $372,407 and $574,235 and $407,846, respectively. The Company recorded beneficial conversion interest expense of $82,609, $0, $2,230 and $0 during the years ended June 30, 2010, 2011, 2012 and 2013, respectively, on the conversion feature based upon principal at the commitment date and accrued interest through June 30 of 2010, 2011, 2012 and 2013, respectively. The officers' notes plus accrued interest were convertible into approximately 331,384,000 shares of the Company's common stock based upon the conversion terms at June 30, 2013. During the fiscal year ended June 30, 2014, the officers’ were authorized by the board of directors’ to enter into agreements to convert certain officer notes, previously convertible at $.004 from August of 2011 through March of 2014, based upon the then concurrent terms of private placements with accredited investors; at $.0004, representing the concurrent terms of private placements with accredited investors. The Company amended the conversion feature to provide for the conversion of the remaining Officers’ loans into shares of common stock at a conversion price of $.0004 for a term of five years effective March 31, 2014.

In connection with conversion transactions effective March 31, 2014 the officers’ agreed to forego and cancel $425, 918 of accrued wages since fiscal 2013 and $238,321 of accrued interest since fiscal 2009 totaling a cancelation of $664,239 of debt. $361,380 of the debt forgiven was attributed to the $723,729 debt the officers’ converted and $302,859 of the debt forgiven was attributed to the $502,837 of remaining debts to officers’. A beneficial conversion feature of $1,673,261 based upon on the difference between the trading price and the conversion price at the time of the conversion; less the $361,380 of debt forgiven attributable to the $723,729 of debt that was converted into 1,809,326,625 of shares of the Company’s common stock; resulted in the recording of $1,311,881 beneficial conversion feature interest expense during the nine months ended March 31, 2014. The value of the of the conversion feature at $.0004, at the option of the officers, to the extent shares are available, for the $502,837of remaining debts to officers’, considered to be a warrant feature; was computed to be $1,413,547 using the black shoals method with a volatility of 100%, risk free interest rate of .05% and a term of five years which and less $302,859 debt forgiven and the $502,837of remaining debts to officers’ the forgiveness was attributable to and cancellable if exercised, resulted in recording $607,851 of deferred beneficial conversion feature interest expense, a reduction of additional paid in capital, which will be amortized on a straight line basis over the life of the warrant feature or sooner if and when converted. The Company amortized $30,393 of the $607,857 deferred charge from April 1, 2014 through June 30, 2014 for a total of $1,342,274 beneficial conversion feature interest expense for the year ended June 30, 2014 and $577,464 of deferred charges for beneficial conversion feature interest expense remain as a reduction of additional paid in capital.

At June 30, 2014 these notes and accrued interest at the amended rate of 6% effective April 1, 2014, totaled $510,345. On June 30, 2014, these Notes are convertible into approximately 1,275,863,375 shares of common stock, if available.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

9. RELATED PARTY TRANSACTIONS - (continued)

During fiscal year ended June 30, 2015, officers of the Company did not convert any of the officer notes into common stock. The Company amortized $121,570 of the $577,464 previously deferred charge to beneficial conversion feature interest expense for the year ended June 30, 2015. At June 30, 2015 $455,894 of deferred charges for beneficial conversion feature interest expense remain as a reduction of additional paid in capital which will be amortized on a straight line basis over the life of the warrant or sooner if and when converted.

At June 30, 2015 these notes and accrued interest at the rate of 6% totaled $534,151. On June 30, 2015, these Notes together with unpaid wages of $58,333 are convertible into approximately 1,481,210,000 shares of common stock, if available.

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Twelve Months Ended June 30, 2015

	Durando	Dotoli	Smiley	K Durando	Biderman	Microphase	Total
Consulting / Salary	$200,000	$100,000	$100,000				$400,000
Interest	$18,061	$7,647	$5,498				$31,206
Rent						$29,725	$29,725
S,G&A				$87,000		$18,937	$105,937
R&D							$0
Finders Fees					$34,500		$34,500
							$0
Total compensation for the Twelve Months Ended June 30, 2015	$218,061	$107,647	$105,498	$87,000	$34,500	$48,662	$601,368

Summary of compensation to related parties for the Twelve Months Ended June 30, 2014

	Durando	Dotoli	Smiley	K Durando	Biderman	Microphase	Total
Consulting / Salary	$118,333	$85,000	$85,000				$288,333
Interest	$49,556	$37,614	$33,516				$120,686
Rent						$20,090	$20,090
S,G&A				$42,000		$18,281	$60,281
R&D							$0
Finders Fees					$54,000		$54,000
Stock based compensation	$1,136,000	$686,000	$686,000				$2,508,000
Total compensation for the Twelve Months Ended June 30, 2014	$1,303,889	$808,614	$804,516	$42,000	$54,000	$38,371	$3,051,390

Summary of payables to related parties as of June 30, 2015	Durando	Dotoli	Smiley	Total Notes Payable	Biderman	Microphase	Total
Notes payable	$283,565	$115,915	$5,000	$404,480	$90,000		$494,480
Accrued Wages Officers **	$29,167	$14,583	$14,583				$58,333	**
Due to Officers / Affiliates					$160,000	$28,045	$188,045
Interest Payable	$25,311	$10,743	$93,617	$129,671			$129,671

Total Payable to Officers / Affiliates as of June 30, 2015	$338,043	$141,241	$113,200	$534,151	$250,000	$28,045	$870,529

** included in accrued expenses

Summary of payables to related parties as of June 30, 2014	Durando	Dotoli	Smiley	Total Notes Payable	Biderman	Microphase	Total
Notes payable	$289,015	$122,865	$0	$411,880			$411,880
Accrued Wages Officers	$0	$0	$0	$0			$0
Due to Officers / Affiliates					$150,000	$16,183	$166,183
Interest Payable	$7,250	$3,096	$88,119	$98,465			$98,465

Total Payable to Officers / Affiliates as of June 30, 2014	$296,265	$125,961	$88,119	$510,345	$150,000	$16,183	$676,528

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

10. INCOME TAXES

The accompanying consolidated balance sheet includes the following components of deferred taxes under the liability method:

	2015	2014
Deferred Tax Assets
Net operating loss carry forward	$44,907,800	$43,804,725
	44,907,800	43,804,725
Net Deferred Tax Asset	44,907,800	43,804,725
Valuation allowance	(44,907,800)	(43,804,725)
	$-	$-

The valuation allowance at June 30, 2013 was $36,309,600.

At June 30, 2015, the Company has federal net operating loss carry forwards of approximately $113.4 million and $56 million to offset future federal and state income taxes, respectively, which expire at various times from 2017 through 2034. The federal net operating loss carry forwards may be subject to the separate return loss limitation rules and IRC section 382 limitations due to changes in ownership. The Company has assessed the evidence of its forecasted future operations against the potential likelihood of the realization of the deferred tax assets to make the determination that the Company will not utilize these carry forwards and has recorded a valuation allowance against the net deferred tax asset.

The Company had estimated net tax losses of $1,049,270 and $1,882,032 in 2015 and in 2014. Deferred income taxes relate principally to the use of net operating loss carry forwards; these can differ from computations based upon book losses for the use for tax purposes of accelerated depreciation methods and the difference in the book and tax basis of certain stock based compensation.

The provision for income taxes from continuing operations differs from taxes that would result from applying Federal statutory rates because of the following:

	Year ended June 30,
	2015		2014
	Amount	Percent	Amount	Percent
Taxes at Federal Statutory Rate	$(356,752)	(34.0)	$(640,754)	(34.0)
State Taxes Net of Federal Tax	(58,759)	(5.60)	(105,536)	(5.60)
Valuation Allowance	415,511	39.6%	746,290	39.6%
	$-	-	$-	-

At June 30, 2015 and 2014, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at June 30, 2015 and 2014.

11. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Our corporate headquarters is located at 777 Passaic Avenue, Clifton, New Jersey 07012. The Company leases this office space for $4,132 per month through August 1, 2016. The Company also leases a warehouse at 25 Perry Avenue, Norwalk, CT 06850 for $2,200 per month.

CONTINGENCIES

In Fiscal 2015, the Company entered into a Forbearance Agreement with the Holder. The agreement provides that the Holder would forego his right to enforce its remedies pursuant to the judgment, which include demand for immediate payment of approximately $1.6 million at February 15, 2015; and approximately $1,250,000, at June 30, 2015; provided the Company satisfy its forbearance obligation of $1,003,943, and after accounting for a payment of $15,000 the Company paid, under the terms of the agreement. The terms of the agreement, as amended, provide for interest to accrue on the unpaid portion at 9% per annum with monthly payments in cash or conversions into common stock of the Company; commencing with an initial $15,000 payment due on February 15, 2015, and thereafter and on or before the 15th day of each month thereafter the Company agrees to pay to Holder the following amounts ; $30,000.00 per month on each of the following dates: March 15, 2015, April 15, 2015, May 15, 2015, June 15, 2015, and July 15, 2015; $15,000.00 per month on each of the following dates: August 15, 2015 and September 15, 2015; $20,000.00 per month on each of the following dates: October 15, 2015, November 15, 2015, and December 15, 2015; $35,000.00 per month on each of the following dates: January 15, 2016 and February 15, 2016 and March 15, 2016; and $50,000.00 per month thereafter until the Forbearance Amount has been paid in full. The Company has been able to meet its monthly payment obligations through September, 2015.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	June 30,	June 30,
	2015	2014
Balance, Beginning	$637,543	$212,023
Increase (Decrease) in Derivative and associated liabilities	(439,896)	399,894
Debt discounts	37,778	25,626
Balance, Ending	$235,425	$637,543

Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is input is unobservable. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.

13. SUBSEQUENT EVENTS

From July 1, 2015 through October 13, 2015 the Company issued 200,000,000 shares of common stock in private placements with accredited investors, and incurred $6,000 in fees, generating $54,000 net proceeds to the Company for general working capital purposes.

The Company is presently renegotiating settlements for three (3) convertible notes presently merged into agreement 4 discussed in Note 8, subject to completing a proxy and obtaining shareholder approval whereby these notes and accrued interest, which total $1,032,834 at June 30, 2015, currently in arrears and convertible into 258,208,588 shares of the Company’s common stock for $48,000 of cash, paid in 12 installments of $4,000 each, commencing in October 2015 and 916,500,000 shares of stock which would have dribble out distribution terms.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: October 13, 2015	By:	/s/ RONALD A. DURANDO
Ronald A. Durando
President, CEO

	By:	/s/ MARTIN SMILEY
Martin Smiley
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Ronald A. Durando, Chief Executive Officer, Director	October 13, 2015
Gustave T. Dotoli, Chief Operating Officer, Director	October 13, 2015
Martin S. Smiley, Executive Vice President, Chief Financial Officer and General Counsel	October 13, 2015
Abraham Biderman, Director	October 13, 2015
Victor Lawrence, Director	October 13, 2015

 66