Form 10-Q
period 2015-09-30
MPHASE TECHNOLOGIES INC
filed 2015-11-23
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED September 30, 2015

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

YES ☒      NO ☐

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF November 13, 2015 IS 16,413,128,048 SHARES, ALL OF ONE CLASS OF $.001 PAR VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

mPHASE TECHNOLOGIES, INC.

 Consolidated Balance Sheets

	September 30,	June 30,
	2015	2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$6,555	$2,868
Accounts receivable, net	4,425	8,502
Inventory, net	165,184	218,653
Prepaid and other current assets	20,809	36,868

TOTAL CURRENT ASSETS	$196,974	$266,891

Property and equipment, net	5,976	6,714
Other Assets	20,169	17,109

TOTAL ASSETS	$223,119	$290,714

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,015,091	$1,023,344
Accrued expenses	459,540	328,276
Due to related parties	204,295	188,045
Customer Deposits	-	26,691
Demand note	10,000	-
Notes payable, Officers'	552,863	534,151
Short term note, Director	56,088	90,000
Current Portion, Long term convertible debentures	432,560	355,479

TOTAL CURRENT LIABILITIES	2,730,437	2,545,986

OTHER OBLIGATIONS CONVERTIBLE TO EQUITY
Convertible debt derivative liability	488,190	235,425
Long term portion of Convertible debentures	1,232,451	1,352,168

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, par value $.001, 18,000,000,000 shares authorized, 16,413,128,048 and 15,941,988,381 shares issued and outstanding at September 30, 2015 (unaudited) & June 30, 2015, respectively	16,413,127	15,941,987
Additional paid in capital	190,637,408	190,949,919
Accumulated Deficit	(211,278,494)	(210,734,771)
TOTAL STOCKHOLDERS' DEFICIT	(4,227,959)	$(3,842,865)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$223,119	$290,714

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Consolidated Statements of Operations

	For the Quarter Ended September 30,
	2015	2014
	(unaudited)	(unaudited)

REVENUES	$183,271	$254,071

COSTS AND EXPENSES

Cost of Sales	114,893	185,524

Research and Development	-	2,502

Selling and Marketing (including non-cash stock related charges of $2,236 and $4,081 for the three months ended September 30, 2015 & 2014).	41,939	95,683

General and Administrative	235,802	389,024

Depreciation and Amortization	738	2,003

TOTAL COSTS AND EXPENSES	393,372	674,736

OPERATING LOSS	$(210,101)	$(420,665)

OTHER INCOME (EXPENSE)
Interest (Expense)	(80,857)	(78,396)
Net (Charges) Credits related to Convertible Debt	(252,765)	214,772
TOTAL OTHER INCOME (EXPENSE)	$(333,622)	$136,376

Loss From Operations, before Income Taxes	$(543,723)	$(284,289)

Income Taxes	-	-

Net Loss	$(543,723)	$(284,289)

Basic & Diluted Net loss per share:	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding;
Basic & Diluted	16,155,394,178	14,120,823,757

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

F0R THE QUARTER ENDED SEPTEMBER 30, 2015

(unaudited)

	Common Stock		Additional
	Shares	$.001 Par Value	Paid in Capital	Accumulated Deficit	Stockholders' Deficit

Balance June 30, 2015	15,941,988,381	$15,941,987	$190,949,919	$(210,734,771)	$(3,842,865)

Issuance of Common Stock to accredited investors in private placements, net of $14,000 fees	466,666,667	466,667	(340,667)	-	126,000

Issuance of Common Stock for services	4,473,000	4,473	(2,237)	-	2,236

Beneficial Conversion Feature Interest Expense Charged to Additional Paid in Capital	-	-	30,393	-	30,393

Net Loss for the Quarter Ended September 30, 2015	-	-		(543,723)	(543,723)

Balance September 30, 2015	16,413,128,048	$16,413,127	$190,637,408	$(211,278,494)	$(4,227,959)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASETECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	For the Quarter Ended
	September 30,
	2015	2014
	(unaudited)	(unaudited)

Cash Flow used in Operating Activities:
Net Loss	$(543,723)	$(284,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	738	2,505
Non-cash charges relating to issuance of common stock, common stock options and warrants	2,236	4,081
Derivative Value and Debt Discount charges (credits)	252,765	(229,688)
Other non cash charges including amortization of deferred compensation and beneficial conversion interest expense	30,393	30,393
Changes in assets and liabilities:
Accounts receivable	4,077	(66,372)
Inventories	53,469	112,574
Prepaid expenses and Other current assets	16,059	(4,955)
Other assets	3,060	(8,040)
Accounts payable & Accrued expenses	28,568	77,579
Customer deposits	(26,691)	-
Due to/from related parties
Microphase & Eagle	16,250	6,092
Officers	94,444	-
Net cash used in operating activities	$(68,356)	$(360,120)
Cash Flow used in Investing Activities:
Purchase of fixed assets	-	(6,007)
Net Cash used in investing activities	$0	$(6,007)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock, net of finders fees	126,000	210,000
Proceeds of demand note	10,000	-
Issuance of Convertible Debentures	-	40,000
Repayment of Convertible Debentures	(42,635)	(40,000)
Net Proceeds (Repayment) from notes payable related parties	(21,323)	-
Net cash provided by financing activities	$72,042	210,000

Net increase (decrease) in cash	$3,687	$(156,127)
CASH AND CASH EQUIVALENTS, beginning of period	$2,868	$179,257
CASH AND CASH EQUIVALENTS, end of period	$6,555	$23,130

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ending September 30, 2015 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

Through September 30, 2015, the Company had incurred cumulative (a) losses totaling $211,278,494, and (b) stockholders’ deficit of $4,227,959. At September 30, 2015, the Company had $6,555 of cash and $4,425 of trade receivables to fund short-term working capital requirements. In addition, the Company relies on the continuation of funding through private placements of its common stock. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

INVENTORY

The Company uses the First In First Out method (FIFO) to account for inventory which is carried at cost. As of June 30, 2015, inventory consisted primarily of its various Jump products including the Jump and the mini Jump, and our remaining flashlight inventory, and was valued at $218,653. As of September 30, 2015, (unaudited) inventory consisted primarily of the Company’s line of Jump products including the new Truck Jump, and our remaining flashlight inventory, and was valued at $165,184. Appropriate reserves have been taken to assure that the cost of such inventory does not exceed the expected resale value.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at 8 could differ from those estimates.

LOSS PER COMMON SHARE, BASIC AND DILUTED

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had no warrants to purchase shares of its common stock and no options to purchase shares of its common stock outstanding at September 30, 2015. The Company has convertible securities held by third parties and convertible notes plus accrued interest thereon held by officers of the Company, subject to availability, convertible into approximately 289,358,342 immediately, and up to 2,975,662,592 if the forbearance agreement discussed in Note 3 is settled entirely in stock, for convertible notes and 1,618,265,000 shares respectively, for officer notes of the Company’s common stock based upon the conversion terms at September 30, 2015. In periods reporting a loss the inclusion of warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share and have been omitted in such computation.

RECLASSIFICATIONS

Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation. The reclassified financial statement items had no effect on Net Loss for the three months ended September 30, 2014, total Stockholders’ Deficit or total Assets for the Quarter ended September 30, 2015 or 2014.

MATERIAL EQUITY INSTRUMENTS

The Company has material equity instruments including convertible securities that are accounted for as derivative liabilities (SEE BELOW) that are evaluated quarterly for potential reclassification as liabilities pursuant to by FASB Standards Codification Topic 815 (previously known as EITF 00-19). (SEE ALSO NOTE 3 under the caption "Other Equity".)

2.	SUPPLEMENTAL CASH FLOW INFORMATION

	For the Three Months Ended
	September 30,
	2015	2014

Statement of Operation Information:
Interest Accrued & Unpaid for period	$30,803	$47,089
Extension & Prepayment Fees on Convertible Debt	$-	$14,916
Interest Paid (net interest income)	$19,661	$3,314

Non Cash Investing and Financing Activities:

Issuances of Common Stock for services	$2,236	$4,081
Beneficial Conversion of Officers’ Notes	$30,393	$30,393

3.	EQUITY TRANSACTIONS AND CONVERTIBLE DEBT

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

Effective June 2005, June 2006, and June 2008, the Company received authorization to increase the number of authorized shares to 500 million, 900 million and 2 billion, respectively. On April 25, 2009, July 15, 2010, and again on November 1, 2010, the Board of Directors approved motions to further increase, subject to shareholder approval, the authorized shares of common stock to 3 billion shares, 4 billion shares and 6 billion shares, respectively. The latest increase in the number of authorized shares of common stock to 6 billion was approved at a Special Meeting of Shareholders of the Company held on June 29, 2011, so that as of September 30, 2013 the Company has 6 billion authorized shares of common stock. The Company in its annual meeting of shareholders for the fiscal year ended June 30, 2013 held on February 12, 2014 received shareholder approval to increase its authorized shares to 18 billion shares of common stock so that as of September 30, 2015 the Company has said amount of authorized shares of stock.

Private Placements

During the three months ended September 30, 2015, the Company issued 466,666,667 shares of its common stock in connection with private placements, pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $140,000 and accrued finder’s fees in the amount of $14,000. The proceeds were used by the Company as working capital.

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

Stock Based Compensation

During the three months ended September 30, 2015, the Company issued 4,473,000 shares of common stock compensation to employees valued at $2,236. The Company during such period did not issue any common stock, warrants or options to officers.

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

BENEFICIAL CONVERSION FEATURE

In April 2009, the Board of Directors authorized the right for the officers to convert into shares of the Company's common stock officers' loans discussed in Note 6, plus accrued interest thereon, at any time for the next five years providing such shares are issued, outstanding and available, at a conversion price of $.0075. This conversion price was amended in August 2011 to $.0040. During the fiscal year ended June 30, 2014, the officers’ were authorized by the board of directors’ to enter into agreements to convert certain officer notes, previously convertible at $.004 from 2009 through April 2014, based upon the then concurrent terms of private placements with accredited investors; at $.0004, representing the now current terms of private placements with accredited investors. On June 30, 2015, these Notes totaled $534,151 together with unpaid wages of $58,333 are convertible into approximately 1,481,210,000 shares of common stock, if available. . As of September 30, 2015 these Notes totaled $552,862 together with unpaid wages of $94,444 are convertible into approximately 1,618,265,000 shares of common stock if available.

OTHER SHORT TERM NOTES

A Director of the Company loaned the Company $90,000 in the fourth quarter of fiscal year ended June 30, 2015 and $56,088 remains outstanding at September 30, 2015.

An unaffiliated shareholder advanced the Company $10,000 in September 2015 which remains outstanding at September 30, 2015.

Long Term Convertible Debentures / Debt Discount

The Company had nine (9) separate convertible debt arrangements with independent investors that were in effect at various times during the two fiscal years ended June 30, 2015, three (3) of which were still active as of September 30, 2015.

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

As of June 30, 2012, this convertible note has $109,000 outstanding, which when combined with arrangements #8 and #9 totaled $802,060, which the Company entered into an amended agreement on June 1, 2012 whereby the Company agreed to make payments of principle and interest of $37,018 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. Also as of June 30, 2012 the derivative value of the embedded conversion feature of this arrangement when combined with arrangements #2 and #3 totaled $0; which when compared to the combine value of $1,567,512 created a non-cash credit to earnings of $1,567,512 in fiscal 2012. As of June 30, 2015 and June 30, 2014, the combined arrangements with JMJ in this note would be convertible into 258,208,588 and 237,807,785; and as of September 30, 2015 into 263,574,995 common shares at the conversion floor price of $.004; and would be required to do so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement.

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

The terms of the agreement, as amended, provide for interest to accrue on the unpaid portion at 9% per annum with monthly payments in cash or conversions into common stock of the Company; commencing with an initial $15,000 payment due on February 15, 2015, and thereafter and on or before the 15th day of each month thereafter the Company agrees to pay to Holder the following amounts ; $30,000.00 per month on each of the following dates: March 15, 2015, April 15, 2015, May 15, 2015, June 15, 2015, and July 15, 2015; $15,000.00 per month on each of the following dates: August 15, 2015 and September 15, 2015; $20,000.00 per month on each of the following dates: October 15, 2015, November 15, 2015, and December 15, 2015; $35,000.00 per month on each of the following dates: January 15, 2016 and February 15, 2016 and March 15, 2016; and $50,000.00 per month thereafter until the Forbearance Amount has been paid in full. The Company has been able to meet its monthly payment obligations through November, 2015.

The value of the forbearance debt obligation on June 30, 2015 is $902,253. At June 30, 2015, given the changes in the Company’s stock price during the 20 day look-back period for June 30, 2015, the estimated derivative liability had decreased to $232,423, a decrease from June 30, 2014 of $548,906 totaling $316,493, which when added to the $18,469 increase at the time the forbearance agreement resulted in a non-cash credit to earnings of $334,962 for the year ended June 30, 2015. The Forbearance agreement requires the Company to place, and the Company has done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments. The agreement original agreement also provided that the Company file a Proxy statement before June 1, 2015 should additional shares be needed for the conversion reserve. The Company has not issued any stock for conversions since entering into the forbearance agreement and during the year ended June 30, 2015 the Company repaid $69,081 of principle and $41,019 of interest under the agreement. During the three months ended September 30, 2015 the Company repaid $42,635 of principle and $17,365 of interest under the agreement. The value of the forbearance debt obligation on September 30, 2015 is $859,618. As of September 30, 2015 this forbearance obligation would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 62,500,000 shares, for the satisfaction of the next required monthly payment, (ii) up to 1,276,750,000 shares, for the satisfaction of the next 12 required monthly payments; and (iii) up to 2,686,304,250 shares of our common stock should the entire obligation be converted.

Arrangement #5 (MH Investment trust I)

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

Arrangement #6 (MH Investment trust II)

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $37,778 and the company recorded a loan discount of the same amount. During the year ended June 30, 2015 the Company amortized $37,778 to loan discount expense and the unamortized loan discount was reduced to $0. As of June 30, 2015, which given the changes in the Company’s stock price during the 10 day look-back period for this date the estimated liability had decreased to $3,002, a decrease for this period of $34,776 and creating a non-cash credit to earnings of that amount. Based upon the price of the Company’s common stock and and a partial payments during the year ended June 30, 2015 of $36,667; on June 30, 2015 this Note is convertible into approximately 25,016,667 shares of common stock. As of September 30, 2015, which given the changes in the Company’s stock price during the 10 day look-back period for this date the estimated liability had increased to $4,444, an increase for this period of $1,442 and creating a non-cash charge to earnings of that amount. Based upon the price of the Company’s common stock on September 30, 2015 this Note is convertible into approximately 25,783,347 shares of common stock.

The following table summarizes notes payable under convertible debt and debenture agreements as of:

	September 30,	June 30,
	2015	2015
	(unaudited)

Arrangement #3 - JMJ Financial, Inc	$802,060	$802,060
Arrangement #4 - St. George Investments/Fife Forbearance Obligation	859,618	902,253
Arrangement #6 - MH Investment trust II	3,333	3,333
Total notes payable	$1,665,011	$1,707,646
less: unamortized debt discount	-	-
Convertible Notes payable, net of discount	1,665,011	1,707,646
Convertible Notes payable-short term portion	432,560	355,479
Convertible Notes payable-long term portion	$1,232,451	$1,352,167

Included in accrued expenses is $253,547 and $231,944 interest accrued on these notes at September 30, 2015 (unaudited) & June 30, 2015, respectively.

4.	COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Our corporate headquarters is located at an office in Clifton, New Jersey for $4,132 per month through August 1, 2016.

The Company entered into a conditional lease for a production facility located in Passaic, New Jersey, the commencement of which is contingent upon the Company obtaining funding from investors pursuant to an economic development program within governmental guidelines. The Company paid $9,000 in November 2014 as the security deposit and the annual base lease cost approximates $30,000 per year for a period of five years with escalations each year up to almost $35,000 in year five, and is subject to final acceptance or cancelation by the Company initially to be determined on or before January 31, 2015, which has now been extended until May 31, 2015. During the three months ended September 30, 2015 the Company canceled this lease and received the deposit.

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

The value of the forbearance obligation on September 30, 2015 is $859,618. At September 30, 2015, the derivative liability was estimated to be $483,746, and as such a total of $1,343,364 liabilities have been recorded in the financial statements to reflect this obligation, $408,560 included in current liabilities and $939,804 in non-current liabilities. The value of the judgment totaled approximately $1.38 million as of September 30, 2015 and bears a punitive interest rate of 16%, and would become payable in full if the Company defaults under the forbearance obligation. The Forbearance agreement requires the Company to place, and the Company has done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments.

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

The Company has not issued any stock for conversions since entering into the forbearance agreement and during the year ended June 30, 2015 the Company repaid $69,081 of principle and $41,019 of interest under the agreement. During the three months ended September 30, 2015 the Company repaid $42,635 of principle and $17,365 of interest under the agreement. As of September 30, 2015 this forbearance obligation would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 62,500,000 shares, for the satisfaction of the next required monthly payment, (ii) up to 1,276,750,000 shares, for the satisfaction of the next 12 required monthly payments; and (iii) up to 2,686,304,250 shares of our common stock should the entire obligation be converted.

The Company has Convertible Debt agreements which if all were converted to equity would exceed the available shares of common stock authorized at this time.

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

The table below presents reconciliation for liabilities measured at fair value on a recurring basis at September 30, 2015 and 2014:

	Fair Value Measurements Using
	Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	September 30, 2015	September 30, 2014
Balance at July 1, 2015 and 2014	$235,425	$637,543
Increase (Decrease) in Derivative and associated	252,765	(237,034)
liabilities Debt discounts	-	37,778
Balance at September 30, 2015 and 2014	$488,190	$438,287

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables.

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At September 30, 2015, the carrying value of the notes payable and accrued interest for convertible agreements and officers’ notes was approximately $2.5 million. The JMJ convertible notes, which were originally due at various times through December 31, 2012, yield an interest rate of 12%, the Fife Forbearance obligation is 9%. Refer to Note 3 of these financial statements for more information about the Company’s notes payable.

6.	RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase’s President was also an officer and shareholder of Microphase. Mr. Durando was Microphase’s cheif operating officer since May 1, 1995 and a director since March 31, 2010 until his resignation from both positions on January 22, 2015. On February 9, 2015 Mr. Durando assigned all his interests in the Capital Stock of Microphase , for a period of not less than three years, to the RCKJ Trust as the Grantor. The beneficial owners for economic purposes are Mr. Durando’s children. Mr Durando is presently a strategic employee of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase whereby it would use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase whereby mPhase would reimburse Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services have been $5,000 per month and in July 2008; such fees were reduced to $3,000 per month. As of July 1, 2011, the fees have increased to $3,630 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis. In April 2015 the Company moved its Connecticut office to a new location and no longer shares its office with Microphase.

During the three months ended September 30, 2015 and September 30, 2014, $2,250 and $13,982 respectively, have been charged to expense. As a result of the foregoing transactions, as of September 30, 2015, the Company had a $30,295 payable to Microphase.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On September 30, 2015, Mr. Biderman’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers were owed unpaid finders’ fees in the amount of $174,000, which is included in due to sffiliates. Also, Mr Biderman loaned the Company $90,000 in the fourth quarter of fiscal year ended June 30, 2015 and $56,088 remains outstanding at September 30, 2015.

Transactions with Officers

At various points during past fiscal years the Messrs. Durando, Dotoli and Smiley provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand.

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Three Months Ended September 30, 2015

	Durando	Dotoli	Smiley	Sub-total- Officers'	K. Durando	Biderman	Microphase	Total
Consulting / Salary	$50,000	$25,000	$25,000	$100,000				$100,000
Interest	$4,662	$1,963	$1,487	$8,112				$11,562
Selling & Marketing					$18,000		$2,250	$20,250
Finders Fees						$14,000		$14,000
Total compensation for the Three Months Ended September 30, 2015	$54,662	$26,963	$26,487	$108,112	$18,000	$14,000	$2,250	$145,812

Summary of compensation to related parties for the Three Months Ended September 30, 2014

	Durando	Dotoli	Smiley	Sub-total- Officers'	K. Durando	Biderman	Microphase	Total
Consulting / Salary	$50,000	$25,000	$25,000	$100,000				$100,000
Interest	$4,451	$1,328	$1,884	$7,663		$1,088		$8,751
Rent							$4,457	$4,457
Selling & Marketing					$23,000			$23,000
G&A							$9,525	$9,525
Finders Fees						$10,000		$10,000
Total compensation for the Three Months Ended September 30, 2014	$54,451	$26,328	$26,884	$107,663	$23,000	$11,088	$13,982	$155,733

Summary of payables to related parties as of September 30, 2015

				Total Notes
	Durando	Dotoli	Smiley	Payable- Officers'	K. Durando	Biderman	Microphase	Total
Notes payable Officers' & Director	$286,065	$124,015	$5,000	$415,080		$56,088		$471,168
Accrued Wages Officers/Accrued fees	$47,222	$23,611	$23,611		$9,000			$103,444	**
Due to Affiliates						$174,000	$30,295	$204,295
Interest Payable	$29,973	$12,706	$95,103	$137,782				$137,782

Total Payable to Officers / Affiliates as of September 30, 2015	$363,260	$160,332	$123,714	$552,862	$9,000	$230,088	$30,295	$916,689

** included in accounts payable & accrued expenses

Summary of payables to related parties as of June 30, 2015

				Total Notes
	Durando	Dotoli	Smiley	Payable- Officers'	K. Durando	Biderman	Microphase	Total
Notes payable Officers' & Director	$283,565	$115,915	$5,000	$404,480		$90,000		$494,480
Accrued Wages Officers	$29,167	$14,583	$14,583		$0			$58,333	**
Due to Affiliates						$160,000	$28,045	$188,045
Interest Payable	$25,311	$10,743	$93,617	$129,671				$129,671

Total Payable to Officers / Affiliates as of June 30, 2015	$338,043	$141,241	$113,200	$534,151	$0	$250,000	$28,045	$870,529

** included in accounts payable & accrued expenses

7.	SUBSEQUENT EVENTS

On October 19, 2015 the Company entered into an inventory financing note whereby the Company received $50,000 of funding, net of a $995 origination fee, with daily payments of $614.29 for five months, totaling $64,500.

The Company and the note holders for arrangements 1 through 3 discussed in Note 3 have been renegotiating the settlement of these agreements, which if completed as the negotiated modified conversion terms now stand, would require the Company to issue approximately 1,000,000,000 shares of common stock over three (3) years commencing in January, 2016, subject to the Company completing a proxy statement to increase its authorized shares.

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

RESULTS OF OPERATIONS OVERVIEW

mPhase, a New Jersey corporation founded in 1996, is a publicly-held company with over 23,000 shareholders and approximately 15.5 billion shares of common stock outstanding. The Company’s common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. We were headquartered in Norwalk Connecticut through March 31, 2015 but moved our headquarters to Clifton, NJ as of April 1, 2015. Up to April 1, 2015, mPhase shared common office space in Norwalk, Connecticut with Microphase Corporation, a privately held company. Microphase is a leader in the field of radio frequency and filtering technologies within the defense and telecommunications industry. It has been in operation for over 50 years and supports mPhase with both engineering and administrative and financial resources as needed.

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

Emergency Flashlight

On December 5, 2008, mPhase Technologies, Inc. signed a contract with Porsche Design Gesellschaft m.b.H. in Austria (“Porsche Design’ Studio”), to design a premium version of the AlwaysReady Emergency Flashlight. A pilot program that began in March of 2010 has resulted in the sale of approximately 84 emergency flashlights. The flashlight sold in the pilot program contained mPhase’s proprietary mechanically-activated lithium reserve battery. The battery contains a breakable barrier that separates the solid electrodes from the liquid electrolyte until the battery is manually activated. Unlike traditional batteries, the mPhase battery remains in an inert state with no leakage or self-discharge until activation. The mPhase battery is designed to have an almost infinite shelf life making it ideal for emergency lighting applications. The premium flashlight will be marketed as an accessory for automobile roadside emergency kits. The Company maintains a small inventory of this product, which it continues to sell on line.

mPower Jump Products

The Company, through its consumer subsidiary mPower Technologies, Inc., (“mPower”), continues sales of the mPower Jump product as well as the mPower Mini Jump product. The mPower Jump is a rechargeable, compact device designed to jump start a dead battery in an automobile with engines up to 5 liters. The mPhase Jump is rechargeable in a significantly shorter period of time than lead acid jumpstarters and has a much smaller footprint, enabling it to fit in the glove compartment in most cars. The mPower Mini Jump, a smaller version of the product, about the size of a smart phone, is a multipurpose charger of batteries. It is designed to start dead batteries in recreational toys, such as all-terrain vehicles, snowmobiles, motorcycles and jet skis-even a full size car with engines up to 2.5 liters. It is versatile enough to also charge small electronic devices including cell phones.

In addition, mPower continued sales of the Jump Plus, a very powerful version of the Jump product line, powerful enough to jumpstart 12 volt vehicles with engines up to 6 liter. In addition, mPower introduced to the market and commenced sales of its mPower Truck Jump product designed to start dead batteries in most 12 volt battery systems, including trucks with engines up to 12 liters.

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

FINANCIAL OVERVIEW

Revenues. Since October 1, 2013, quarterly revenue, if any, has primarily been attributable to sales of its Jump various Products.

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

Cumulative losses, net worth and capital needs

The Company has incurred cumulative losses of $211,278,494 and a working capital deficit of $2,533,464 as of September 30, 2015. The auditors’ report for the fiscal year ended June 30, 2015 includes the statement that "there is substantial doubt of the Company’s ability to continue as a going concern". As of September 30, 2015, the Company had a negative net worth of ($4,227,959) compared to a negative net worth of ($3,842,865) as of June 30, 2015 as a result of continuing net losses.

During the three months ended September 30, 2015, the Company issued 466,666,667 shares of its common stock in connection with private placements, pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $140,000 and accrued finder’s fees in the amount of $14,000. The proceeds were used by the Company as working capital.

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

Also during the three months ended September 30, 2015, an unaffiliated shareholder advanced the Company $10,000 in September 2015 which remains outstanding and a director of the Company loaned the Company $90,000 in the fourth quarter of fiscal year ended June 30, 2015 which after $35,000 of payments made this quarter, $33,912 of principal and $1,088 of interest, $56,088 remains outstanding at September 30, 2015.

While the Company believes it will be able to fund short term capital needs, it will from time to time need to supplement such funding. In the longer term, we estimate that the Company will need to raise approximately $1,000,000 to $2,000,000 of additional funds through June 30, 2016 in order to fund the continued commercialization of its products, the range affected by how many products the Company rolls out.

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

THREE MONTHS ENDED SEPTEMBER 30, 2015 VS. SEPTEMBER 30, 2014

REVENUE

Total revenues were $183,271 for the three months ended September 30, 2015 compared to $254,071 for the three months ended September 30, 2014. The decline of $70,800 in revenue, or 28%, in the current quarter when compared to the same quarter in 2014, was primarily the result of the delay in the launch and roll-out of our new “Truck Jump” product and our limited ability to support inventory levels due to the Company’s current limitations on its working capital, for all our other mPower Jump products.

Cost of sales

Cost of sales decreased $70,631 for the three months ended September 30, 2015 from $185,254 in 2014 to $114,893, a decrease of 38%. This decrease in cost of sales is primarily due to the 28% decrease in revenues and a 10% improvement in the margin as the initial release improved our margin to 37% in the current quarter when compared to the same quarter in 2014, which had a 27% margin.

RESEARCH AND DEVELOPMENT

Research and development expenses were $0 for the three months ended September 30, 2015 as compared to $2,502 during the comparable period in 2014. The Company has curtailed its program in research and development in order to conserve funds during the period. Subject to available funds, the Company expects to increase its research and development efforts throughout fiscal 2015 and 2016. Such research is expected to focus on other applications for “smart surfaces” including the Smart Nano Battery. The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for both commercial and defense applications.

SELLING AND MARKETING EXPENSES

 Selling and marketing expenses were $41,939, or 22.9% of sales, for the three months ended September 30, 2015, as compared to $95,683, or 37.7% of sales, for the comparable period in 2014. The $53,745 decline in the selling expense is in part due to; the 28% decrease in revenues thus reducing commissions and selling fees by $3,627, a 28% decline, combined with the reduction of non-commissioned contract sales workers by $20,732, as the current quarter had one less full time customer service representative and a second representative was reduced from full time to part time. Additionally, the Company had incurred non-recurring re-packaging costs of $28,200 in the three months ended September 30, 2014 in the launch of the initial Jump products last year and the Company had no such cost in the current period.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $235,802 for the three months ending September 30, 2015, down from $389,024 or a decline of $153,222 from the comparable period in 2014. The biggest declines in G&A expenses included legal & professional fees by $86,833 and investor relations by $14,467. During this period last year the Company had increased legal expense due to the “Fife” case and the investor relations expense included increased shareholder communications in preparation for the filing of a proxy completed in the December quarter of last year. Other administrative expenses declined $51,922 , led by a decline in temporary admin staff of $13,963 and the remaining $37,959 savings came from improvements in all other admin costs which were held in check as the Company has made a concentrated effort to freeze or otherwise reduce administrative costs while it seeks to commercialize its smartnanobattery product capabilities and secure more substantial research funding for possible applications of its “smart surfaces” technology.

OTHER (EXPENSE) AND INCOME

Other expense totaled $333,622 in the current period compared to net other income which totaled $136,376 for the same period ended September 30, 2014, a swing of $469,998, which is the primary reason this quarter has a larger loss than the same period last year Included in this category are non-cash charges and costs associated with convertible debt derivative liabilities of $252,765 when compared to a net gain of $214,772 from derivative liabilities last year represent a swing of $467,537 and is not indicative of operating results. Net interest expense of $80,857 brought total other expense to $333,622 in the current period as compared to the same period ended September 30, 2014, when the net other income of $136,376, was comprised of the net gain of $214,772 from derivative liabilities decreased by interest expense of $78,396.

NET INCOME AND (LOSS)

The Company recorded net loss of $543,723 for the three months ended September 30, 2015 as compared to net loss of $284,289 for the three months ended September 30, 2014. This represents a net loss per common share of ($0.0) and loss per share of $(0.0) for the three month periods ended September 30, 2015 and 2014 respectively. The net loss recorded in the current period as compared to the net loss reported for the same period last year is directly attributable to the magnitude of the net charge from derivative liabilities associated with the Company’s convertible debt recorded for the three months ended September 30, 2015 and is not indicative of operating results.

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

MICROPHASE CORPORATION

mPhase’s President was also an officer and shareholder of Microphase. Mr. Durando was Microphase’s cheif operating officer since May 1, 1995 and a director since March 31, 2010 until his resignation from both positions on January 22, 2015. On February 9, 2015 Mr. Durando assigned all his interests in the Capital Stock of Microphase , for a period of not less than three years, to the RCKJ Trust as the Grantor. The beneficial owners for economic purposes are Mr. Durando’s children. Mr. Durando is presentlya strategic employee of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase whereby it would use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase whereby mPhase would reimburse Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services have been $5,000 per month and in July 2008; such fees were reduced to $3,000 per month. As of July 1, 2011, the fees have increased to $3,630 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis. In April 2015 the Company moved its Connecticut office to a new location and no longer shares its office with Microphase.

During the three months ended September 30, 2015 and September 30, 2014, $2,250 and $13,982 respectively, have been charged to expense. As a result of the foregoing transactions, as of September 30, 2015, the Company had a $30,295 payable to Microphase.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On September 30, 2015, Mr. Biderman’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers were owed unpaid finders’ fees in the amount of $174,000, which is included in due to sffiliates. Also, Mr Biderman loaned the Company $90,000 in the fourth quarter of fiscal year ended June 30, 2015 and $56,088 remains outstanding at September 30, 2015.

Transactions with Officers

At various points during past fiscal years Messrs, Durando, Dotoli and Smiley provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand.

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Three Months Ended September 30, 2015

	Durando	Dotoli	Smiley	Sub-total- Officers'	K. Durando	Biderman	Microphase	Total
Consulting / Salary	$50,000	$25,000	$25,000	$100,000				$100,000
Interest	$4,662	$1,963	$1,487	$8,112				$11,562
Selling & Marketing					$18,000		$2,250	$20,250
Finders Fees						$14,000		$14,000
Total compensation for the Three Months Ended September 30, 2015	$54,662	$26,963	$26,487	$108,112	$18,000	$14,000	$2,250	$145,812

Summary of compensation to related parties for the Three Months Ended September 30, 2014

	Durando	Dotoli	Smiley	Sub-total- Officers'	K. Durando	Biderman	Microphase	Total
Consulting / Salary	$50,000	$25,000	$25,000	$100,000				$100,000
Interest	$4,451	$1,328	$1,884	$7,663		$1,088		$8,751
Rent							$4,457	$4,457
Selling & Marketing					$23,000			$23,000
G&A							$9,525	$9,525
Finders Fees						$10,000		$10,000
Total compensation for the Three Months Ended September 30, 2014	$54,451	$26,328	$26,884	$107,663	$23,000	$11,088	$13,982	$155,733

Summary of payables to related parties as of September 30, 2015

				Total Notes
	Durando	Dotoli	Smiley	Payable- Officers'	K. Durando	Biderman	Microphase	Total
Notes payable Officers' & Director	$286,065	$124,015	$5,000	$415,080		$56,088		$471,168
Accrued Wages Officers/Accrued fees	$47,222	$23,611	$23,611		$9,000			$103,444	**
Due to Affiliates						$174,000	$30,295	$204,295
Interest Payable	$29,973	$12,706	$95,103	$137,782				$137,782
Total Payable to Officers / Affiliates as of September 30, 2015	$363,260	$160,332	$123,714	$552,862	$9,000	$230,088	$30,295	$916,689

** included in accounts payable & accrued Expenses

Summary of payables to related parties as of June 30, 2015

				Total Notes
	Durando	Dotoli	Smiley	Payable- Officers'	K. Durando	Biderman	Microphase	Total
Notes payable Officers' & Director	$283,565	$115,915	$5,000	$404,480		$90,000		$494,480
Accrued Wages Officers	$29,167	$14,583	$14,583		$0			$58,333	**
Due to Affiliates						$160,000	$28,045	$188,045
Interest Payable	$25,311	$10,743	$93,617	$129,671				$129,671
Total Payable to Officers / Affiliates as of June 30, 2015	$338,043	$141,241	$113,200	$534,151	$0	$250,000	$28,045	$870,529

** included in accounts payable & accrued Expenses

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative losses of $211,278,494 and a working capital deficit of $2,533,464 as of September 30, 2015. The auditors’ report for the fiscal year ended June 30, 2015 includes the statement that "there is substantial doubt of the Company’s ability to continue as a going concern". As of September 30, 2015, the Company had a negative net worth of ($4,227,959) compared to a negative net worth of ($3,842,865) as of June 30, 2015 as a result of continuing net losses.

During the three months ended September 30, 2015, the Company issued 466,666,667 shares of its common stock in connection with private placements, pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $140,000 and accrued finder’s fees in the amount of $14,000. The proceeds were used by the Company as working capital.

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

Also during the three months ended September 30, 2015, an unaffiliated shareholder advanced the Company $10,000 in September 2015 which remains outstanding and a director of the Company loaned the Company $90,000 in the fourth quarter of fiscal year ended June 30, 2015 which after $35,000 of payments made this quarter, $33,912 of principal and $1,088 of interest, $56,088 remains outstanding at September 30, 2015.

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

The Company and the note holders for arrangements 1 through 3, JMJ Financial, have been renegotiating the settlement of these agreements, however no final agreement has been reached with respect to the terms of a refinancing of such obligations.

The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at September 30, 2015.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

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

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The value of the forbearance obligation on September 30, 2015 is $859,618. At September 30, 2015, the derivative liability was estimated to be $483,746, and as such a total of $1,343,364 liabilities have been recorded in the financial statements to reflect this obligation, $408,560 included in current liabilities and $939,804 in non-current liabilities. The value of the judgment totaled approximately $1.38 million as of September 30, 2015 and bears a punitive interest rate of 16%, and would become payable in full if the Company defaults under the forbearance obligation. The Forbearance agreement requires the Company to place, and the Company has done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments.

The Company has not issued any stock for conversions since entering into the forbearance agreement and during the year ended June 30, 2015 the Company repaid $69,081 of principle and $41,019 of interest under the agreement. During the three months ended September 30, 2015 the Company repaid $42,635 of principle and $17,365 of interest under the agreement. As of September 30, 2015 this forbearance obligation would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 62,500,000 shares, for the satisfaction of the next required monthly payment, (ii) up to 1,276,750,000 shares, for the satisfaction of the next 12 required monthly payments; and (iii) up to 2,686,304,250 shares of our common stock should the entire obligation be converted.

ITEM 1A. RISK FACTORS.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2015, filed with the SEC on October 13, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All proceeds received from the following financings were used by the Company for working capital needs.

Private Placements

During the nine months ended September 30, 2015, the Company issued 466,666,667 shares of its common stock in connection with private placements, pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $140,000 and accrued finder’s fees in the amount of $14,000. The proceeds were used by the Company as working capital.

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

Stock Based Compensation

During the three months ended September 30, 2015, the Company issued 4,473,000 shares of common stock compensation to employees valued at $2,236. The Company during such period did not issue any common stock, warrants or options to officers.

During the three months ended September 30, 2014, the Company issued 5,712,857 shares of common stock compensation to employees valued at $4,081. The Company during such period did not issue any common stock, warrants or options to officers.

BENEFICIAL CONVERSION FEATURE

In April 2009, the Board of Directors authorized the right for the officers to convert into shares of the Company's common stock officers' loans discussed in Note 6, plus accrued interest thereon, at any time for the next five years providing such shares are issued, outstanding and available, at a conversion price of $.0075. This conversion price was amended in August 2011 to $.0040. During the fiscal year ended June 30, 2014, the officers’ were authorized by the board of directors’ to enter into agreements to convert certain officer notes, previously convertible at $.004 from 2009 through April 2014, based upon the then concurrent terms of private placements with accredited investors; at $.0004, representing the now current terms of private placements with accredited investors. On June 30, 2015, these Notes totaled $534,151 together with unpaid wages of $58,333 are convertible into approximately 1,481,210,000 shares of common stock, if available. . As of September 30, 2015 these Notes totaled $552,862 together with unpaid wages of $94,444 are convertible into approximately 1,618,265,000 shares of common stock if available.

Long Term Convertible Debentures / Debt Discount

The Company had nine (9) separate convertible debt arrangements with independent investors that were in effect at various times during the two fiscal years ended June 30, 2015, three (3) of which were still active as of September 30, 2015.

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

As of June 30, 2012, this convertible note has $109,000 outstanding, which when combined with arrangements #8 and #9 totaled $802,060, which the Company entered into an amended agreement on June 1, 2012 whereby the Company agreed to make payments of principle and interest of $37,018 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. Also as of June 30, 2012 the derivative value of the embedded conversion feature of this arrangement when combined with arrangements #2 and #3 totaled $0; which when compared to the combine value of $1,567,512 created a non-cash credit to earnings of $1,567,512 in fiscal 2012. As of June 30, 2015 and June 30, 2014, the combined arrangements with JMJ in this note would be convertible into 258,208,588 and 237,807,785 and as of September 30, 2015 into 263,574,995 common shares at the conversion floor price of $.004; and would be required to do so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement.

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

The terms of the agreement, as amended, provide for interest to accrue on the unpaid portion at 9% per annum with monthly payments in cash or conversions into common stock of the Company; commencing with an initial $15,000 payment due on February 15, 2015, and thereafter and on or before the 15th day of each month thereafter the Company agrees to pay to Holder the following amounts ; $30,000.00 per month on each of the following dates: March 15, 2015, April 15, 2015, May 15, 2015, June 15, 2015, and July 15, 2015; $15,000.00 per month on each of the following dates: August 15, 2015 and September 15, 2015; $20,000.00 per month on each of the following dates: October 15, 2015, November 15, 2015, and December 15, 2015; $35,000.00 per month on each of the following dates: January 15, 2016 and February 15, 2016 and March 15, 2016; and $50,000.00 per month thereafter until the Forbearance Amount has been paid in full. The Company has been able to meet its monthly payment obligations through November, 2015.

The value of the forbearance debt obligation on June 30, 2015 is $902,253. At June 30, 2015, given the changes in the Company’s stock price during the 20 day look-back period for June 30, 2015, the estimated derivative liability had decreased to $232,423, a decrease from June 30, 2014 of $548,906 totaling $316,493, which when added to the $18,469 increase at the time the forbearance agreement resulted in a non-cash credit to earnings of $334,962 for the year ended June 30, 2015. The Forbearance agreement requires the Company to place, and the Company has done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments. The agreement original agreement also provided that the Company file a Proxy statement before June 1, 2015 should additional shares be needed for the conversion reserve. The Company has not issued any stock for conversions since entering into the forbearance agreement and during the year ended June 30, 2015 the Company repaid $69,081 of principle and $41,019 of interest under the agreement. During the three months ended September 30, 2015 the Company repaid $42,635 of principle and $17,365 of interest under the agreement. The value of the forbearance debt obligation on September 30, 2015 is $859,618. As of September 30, 2015 this forbearance obligation would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 62,500,000 shares, for the satisfaction of the next required monthly payment, (ii) up to 1,276,750,000 shares, for the satisfaction of the next 12 required monthly payments; and (iii) up to 2,686,304,250 shares of our common stock should the entire obligation be converted.

Arrangement #5 (MH Investment trust I)

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

Arrangemen #6 (MH Investment trust II)

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $37,778 and the company recorded a loan discount of the same amount. During the year ended June 30, 2015 the Company amortized $37,778 to loan discount expense and the unamortized loan discount was reduced to $0. As of June 30, 2015, which given the changes in the Company’s stock price during the 10 day look-back period for this date the estimated liability had decreased to $3,002, a decrease for this period of $34,776 and creating a non-cash credit to earnings of that amount. Based upon the price of the Company’s common stock and and a partial payments during the year ended June 30, 2015 of $36,667; on June 30, 2015 this Note is convertible into approximately 25,016,667 shares of common stock. As of September 30, 2015, which given the changes in the Company’s stock price during the 10 day look-back period for this date the estimated liability had increased to $4,444, an increase for this period of $1,442 and creating a non-cash charge to earnings of that amount. Based upon the price of the Company’s common stock on September 30, 2015 this Note is convertible into approximately 25,783,347 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There has been no notice of default in the payment of principal, interest sinking or purchase fund installment, or any other material default, with respect to indebtedness of the Company. The Company has convertible debt agreements’ with JMJ financial , discussed elsewhere within this filing, that the Company is presently renegotiating settlement and repayment terms with, which if not agreed upon, could result in default by the Company.

ITEM 4 (REMOVED AND RESERVED)

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

Form 8K filed August 12, 2015 regarding Amendment to Fife Forbearance Agreement

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

mPHASE TECHNOLOGIES, INC.

Dated: November 23, 2015	By:	/s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President Chief Financial Officer and General Counsel

