Form 10-Q
period 2015-12-31
MPHASE TECHNOLOGIES INC
filed 2016-02-23
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED December 31, 2015

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

YES ☒          NO ☐

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF FEBRUARY 22, 2016 IS 16,573,628,048 SHARES, ALL OF ONE CLASS OF $.001 PAR VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

mPHASE TECHNOLOGIES, INC.

Consolidated Balance Sheets

	December 31,	June 30,
	2015	2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$5,766	$2,868
Accounts receivable, net	3,517	8,502
Inventory, net	90,038	218,653
Prepaid and other current assets	16,119	36,868

TOTAL CURRENT ASSETS	$115,440	$266,891

Property and equipment, net	5,172	6,714
Other Assets	20,169	17,109

TOTAL ASSETS	$140,781	$290,714

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,039,433	$1,023,344
Accrued expenses	580,150	328,276
Due to related parties	206,545	188,045
Customer Deposits	-	26,691
Demand note	35,000	-
Notes payable, Officers'	575,053	534,151
Short term note, Director	102,032	90,000
Due to Factor	27,005	-
Current Portion, Long term convertible debentures	451,900	355,479

TOTAL CURRENT LIABILITIES	3,017,118	2,545,986

OTHER OBLIGATIONS CONVERTIBLE TO EQUITY
Convertible debt derivative liability	726,101	235,425
Long term portion of Convertible debentures	1,172,309	1,352,168

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, par value $.001, 18,000,000,000 shares authorized, 16,423,628,048 and 15,941,988,381 shares issued and outstanding at December 31, 2015 (unaudited) & June 30, 2015, respectively	16,423,627	15,941,987
Additional paid in capital	190,660,450	190,949,919
Accumulated Deficit	(211,858,824)	(210,734,771)
TOTAL STOCKHOLDERS' DEFICIT	$(4,774,747)	$(3,842,865)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$140,781	$290,714

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Consolidated Statements of Operations

	For the Three Months Ended
	December 31,	December 31,
	2015	2014
	(unaudited)	(unaudited)

REVENUES	$215,075	$540,902

COSTS AND EXPENSES

Cost of Sales	162,666	319,079

Research and Development	-	2,192

Selling and Marketing (including non-cash stock related charges of $3,150 and $4,081 for the three months ended December 31, 2015 & 2014).	52,710	83,782

General and Administrative	250,093	327,346

Depreciation and Amortization	804	669

TOTAL COSTS AND EXPENSES	466,273	733,068

OPERATING LOSS	$(251,198)	$(192,166)

OTHER INCOME (EXPENSE)
Interest (Expense)	(92,381)	(83,446)
Settlement Income (Expense)	1,160	(137,419)
Net (Charges) Credits related to Convertible Debt	(237,911)	(154,359)

TOTAL OTHER INCOME (EXPENSE)	$(329,137)	$(375,224)

Loss From Operations, before Income Taxes	$(580,330)	$(567,390)

Income Taxes	-	-

Net Loss	$(580,330)	$(567,390)

Basic & Diluted Net loss per share:	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding;
Basic & Diluted	16,413,128,048	14,706,218,946

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Consolidated Statements of Operations

	For the Six Months Ended
	December 31,	December 31,
	2015	2014
	(unaudited)	(unaudited)

REVENUES	$398,346	$794,973

COSTS AND EXPENSES

Cost of Sales	277,559	504,603

Research and Development	-	4,694

Selling and Marketing (including non-cash stock related charges of $5,386 and $14,614 for the six months ended December 31, 2015 & 2014).	94,649	139,637

General and Administrative	485,895	756,199

Depreciation and Amortization	1,542	2,672

TOTAL COSTS AND EXPENSES	859,645	1,407,805

OPERATING LOSS	$(461,299)	$(612,832)

OTHER INCOME (EXPENSE)
Interest (Expense)	(173,238)	(161,842)
Settlement (Expense)	1,160	(137,419)
Net (Charges) Credits related to Convertible Debt	(490,676)	60,413

TOTAL OTHER INCOME (EXPENSE)	$(662,754)	$(238,848)

Loss From Operations, before Income Taxes	$(1,124,053)	$(851,680)

Income Taxes	-	-

Net Loss	$(1,124,053)	$(851,680)

Basic & Diluted Net loss per share:	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding;
Basic & Diluted	16,284,261,113	14,418,603,215

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

F0R THE SIX MONTHS ENDED DECEMBER 31, 2015

(unaudited)

	Common Stock		Additional
		$.001 Par	Paid in	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Deficit

Balance June 30, 2015	15,941,988,381	$15,941,987	$190,949,919	$(210,734,771)	$(3,842,865)

Issuance of Common Stock to accredited investors in private placements, net of $14,000 fees	466,666,667	466,667	(340,667)	-	126,000

Issuance of Common Stock for services	14,973,000	14,973	(9,587)	-	5,386

Beneficial Conversion Feature Interest Expense Charged to Additional Paid in Capital	-	-	60,785	-	60,785

Net Loss for the Six Months Ended December 31, 2015	-	-	-	(1,124,053)	(1,124,053)

Balance December 31, 2015	16,423,628,048	$16,423,627	$190,660,450	$(211,858,824)	$(4,774,747)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	For the Six Months Ended
	December 31,
	2015	2014
	(unaudited)	(unaudited)
Cash Flow used in Operating Activities:
Net Loss	$(1,124,053)	$(851,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,542	3,174
Non-cash charges relating to Convertible Debt Settlement	-	137,419
Non-cash charges relating to issuance of common stock, common stock options and warrants	5,386	14,614
Derivative Value and Debt Discount charges (credits)	490,676	(75,329)
Other non cash charges including amortization of deferred compensation and beneficial conversion interest expense	60,685	60,785
Changes in assets and liabilities:
Accounts receivable	4,985	(113,230)
Inventories	128,615	349,681
Prepaid expenses and Other current assets	20,749	(70,329)
Other assets	3,060	(8,040)
Accounts payable & Accrued expenses	108,132	103,295
Customer deposits	(26,691)	-
Due to/from related parties
Microphase & Eagle	18,500	15,670
Officers	194,444	-
Net cash used in operating activities	$(113,970)	$(433,970)

Cash Flow used in Investing Activities:
Purchase of fixed assets	-	(8,838)
Net Cash used in investing activities	$0	$(8,838)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock, net of finders fees	126,000	392,500
Proceeds of demand note	35,000	-
Proceeds from factor funding	27,005	-
Issuance of Convertible Debentures	-	40,000
Repayment of Convertible Debentures	(83,438)	(40,000)
Net Proceeds (Repayment) from notes payable related parties	12,300	-
Net cash provided by financing activities	$116,868	$392,500

Net increase (decrease) in cash	$2,898	$(50,308)

CASH AND CASH EQUIVALENTS, beginning of period	$2,868	$179,257
CASH AND CASH EQUIVALENTS, end of period	$5,766	$128,949

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ending December 31, 2015 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2015.

Through December 31, 2015, the Company had incurred cumulative (a) losses totaling ($211,858,824), (b) stockholders’ deficit of ($4,774,747). At December 31, 2015, the Company had $5,766 of cash and $3,517 of trade receivables to fund short-term working capital requirements. In addition, the Company relies on the continuation of funding through private placements of its common stock. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

INVENTORY

The Company uses the First In First Out method (FIFO) to account for inventory which is carried at cost. As of June 30, 2015, inventory consisted primarily of its various Jump products including the Jump and the mini Jump, and our remaining flashlight inventory, and was valued at $218,653. As of December 31, 2015, (unaudited) inventory consisted primarily of the Company’s line of Jump products including the new Jump Plus, and our remaining flashlight inventory, and was valued at $90,038. Appropriate reserves have been taken to assure that the cost of such inventory does not exceed the expected resale value.

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

LOSS PER COMMON SHARE, BASIC AND DILUTED

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had no warrants to purchase shares of its common stock and no options to purchase shares of its common stock outstanding at December 31, 2015. The Company has convertible securities held by third parties and convertible notes plus accrued interest thereon held by officers of the Company, subject to availability, convertible into approximately 308,877,385 immediately, and up to 5,426,474,179 if the forbearance agreement discussed in Note 3 is settled entirely in stock, and 1,437,632,525 shares respectively of the Company’s common stock based upon the conversion terms at December 31, 2015. In periods reporting a loss the inclusion of warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share and have been omitted in such computation.

RECLASSIFICATIONS

Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation. The reclassified financial statement items had no effect on Net Loss for the six months ended December 31, 2014, total Stockholders’ Deficit or total Assets for the six months ended December, 2015 or 2014.

MATERIAL EQUITY INSTRUMENTS

The Company has material equity instruments including convertible securities that are accounted for as derivative liabilities (SEE BELOW) that are evaluated quarterly for potential reclassification as liabilities pursuant to by FASB Standards Codification Topic 815 (previously known as EITF 00-19). (SEE ALSO NOTE 3 under the caption "Other Equity".)

SUPPLEMENTAL CASH FLOW INFORMATION

	For the Six Months Ended
	December 31,
	2015	2014

Statement of Operation Information:
Interest Accrued & Unpaid for period	$71,297	$190,738

Extension & Prepayment Fees on Convertible Debt	$-	$14,916
Interest Paid & Factor fees (net interest income)	$41,156	$23,467

Non Cash Investing and Financing Activities:

Beneficial Conversion of Officers’ Notes	$60,785	$60,785
Issuances of Common Stock for services	$5,386	$14,614
Non-cash charges relating to Convertible Debt Settlement including $118,950 increase in loan amount and $18,469 increase in corresponding Derivative Liability	$-	$137,419
Convertible Note payable of $720,157 and $172,127 of accrued interest thereon merged into forbearance obligation	$-	$892,283

3.	EQUITY TRANSACTIONS AND CONVERTIBLE DEBT

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

Effective June 2005, June 2006, and June 2008, the Company received authorization to increase the number of authorized shares to 500 million, 900 million and 2 billion, respectively. On April 25, 2009, July 15, 2010, and again on November 1, 2010, the Board of Directors approved motions to further increase, subject to shareholder approval, the authorized shares of common stock to 3 billion shares, 4 billion shares and 6 billion shares, respectively. The latest increase in the number of authorized shares of common stock to 6 billion was approved at a Special Meeting of Shareholders of the Company held on June 29, 2011, so that as of September 30, 2013 the Company has 6 billion authorized shares of common stock. The Company in its annual meeting of shareholders for the fiscal year ended June 30, 2013 held on February 12, 2014 received shareholder approval to increase its authorized shares to 18 billion shares of common stock so that as of December 31, 2015 the Company has said amount of authorized shares of stock.

Private Placements

During the six months ended December 31, 2015, the Company issued 466,666,667 shares of its common stock in connection with private placements, pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $140,000 and paid finder’s fees in the amount of $14,000. The proceeds were used by the Company as working capital.

During the six months ended December 31, 2014, the Company issued 1,080,000,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $420,000 and incurring finder’s fees of $27,500. The proceeds were used by the Company as working capital.

Stock Based Compensation

During the six months ended December 31, 2015, the Company issued 14,973,000 shares of common stock to an employee valued at $5,386, the entire amount of which is included in selling and marketing expenses in the Consolidated Statements of Operations for that period. The Company during such period did not issue any common stock, warrants or options to officers.

During the six months ended December 31, 2014, the Company issued 26,778,857 shares of common stock compensation to employees valued at $14,614. , the entire amount of which is included in selling and marketing expenses in the Consolidated Statements of Operations for that period. The Company during such period did not issue any common stock, warrants or options to officers.

Long Term Convertible Debentures / Debt Discount

The Company had 9 separate convertible debt arrangements with independent investors that were in effect at various times during the two fiscal years ended June 30, 2015, three of which were still active as of December 31, 2015.

During the six months ended December 31, 2015, no convertible debt was converted into any shares of common stock by holders of Convertible Notes.

During the six months ended December 31, 2014 no convertible debt was converted into any shares of common stock by holders of Convertible Notes.

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

As of June 30, 2012, this convertible note has $109,000 outstanding, which when combined with arrangements #8 and #9 totaled $802,060, which the Company entered into an amended agreement on June 1, 2012 whereby the Company agreed to make payments of principle and interest of $37,018 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. Also as of June 30, 2012 the derivative value of the embedded conversion feature of this arrangement when combined with arrangements #2 and #3 totaled $0; which when compared to the combine value of $1,567,512 created a non-cash credit to earnings of $1,567,512 in fiscal 2012. As of June 30, 2015 and June 30, 2014, the combined arrangements with JMJ in this note would be convertible into 258,208,588 and 237,807,785; and as of December 31, 2015 into 269,052,385 common shares at the conversion floor price of $.004; and would be required to do so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement.

The Company has not made any payments of the $37,018 installment payments commencing October 1, 2012 and the holder has continued to accrue interest on the outstanding balance.

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

The value of the forbearance debt obligation on June 30, 2015 is $902,253. At June 30, 2015, given the changes in the Company’s stock price during the 20 day look-back period for June 30, 2015, the estimated derivative liability had decreased to $232,423, a decrease from June 30, 2014 of $548,906 totaling $316,493, which when added to the $18,469 increase at the time the forbearance agreement resulted in a non-cash credit to earnings of $334,962 for the year ended June 30, 2015. The Forbearance agreement requires the Company to place, and the Company has done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments. The agreement original agreement also provided that the Company file a Proxy statement before June 1, 2015 should additional shares be needed for the conversion reserve. The Company has not issued any stock for conversions since entering into the forbearance agreement and during the year ended June 30, 2015 and has made cash payments repaying $69,081 of principle and $41,019 of interest under the agreement. During the six months ended December 31, 2015 the Company repaid $103,437 of principle and $35,563 of interest under the agreement. The value of the forbearance debt obligation on December 31, 2015 is $818,815.

As of August 11, 2015 the Company entered into an Amendment No. 1 with Fife to the Forbearance Agreement rescheduling the monthly payment schedules (see Form 8K filed with the SEC on August 2, 2015)

At December 31, 2015, the derivative liability was estimated to be $716,543, an increase of $484,120 from $232,423, the balance as of our last fiscal year end, creating a charge to expense of a like amount during the six months then ended.

As of December 31, 2015 this forbearance obligation would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 62,500,000 shares, for the satisfaction of the next required monthly payment, (ii) up to 2,674,375,000 shares, for the satisfaction of the next 12 required monthly payments; and (iii) up to 5,117,596,794 shares of our common stock should the entire obligation be converted.

As of January 19, 2016 the Company entered into a Second Amendment to the Forbearance Agreement again rescheduling certain of the monthly payments. The Amendment was filed with the SEC on Form 8k on January 22, 2016. (See Subsequent Events).

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $37,778 and the company recorded a loan discount of the same amount. During the year ended June 30, 2015 the Company amortized $37,778 to loan discount expense and the unamortized loan discount was reduced to $0. As of June 30, 2015, which given the changes in the Company’s stock price during the 10 day look-back period for this date the estimated liability had decreased to $3,002, a decrease for this period of $34,776 and creating a non-cash credit to earnings of that amount. Based upon the price of the Company’s common stock and and a partial payments during the year ended June 30, 2015 of $36,667; on June 30, 2015 this Note is convertible into approximately 25,016,667 shares of common stock. As of December 31, 2015, which given the changes in the Company’s stock price during the 10 day look-back period for this date the estimated liability had increased to $9,558, an increase for this period of $5,114 and creating a non-cash charge to earnings of that amount. Based upon the price of the Company’s common stock on December 31, 2015 this Note is convertible into approximately 39,825,000 shares of common stock.

The following table summarizes notes payable under convertible debt and debenture agreements as of:

	December 31,	June 30,
	2015	2015
	(unaudited)

Arrangement #3 - JMJ Financial, Inc	$802,060	$802,060
Arrangement #4 - St. George Investments/Fife Forbearance Obligation	818,816	902,253
Arrangement #6 - MH Investment trust II	3,333	3,333
Total notes payable	$1,624,209	$1,707,646
less: unamortized debt discount	-	-
Convertible Notes payable, net of discount	1,624,209	1,707,646
Convertible Notes payable-short term portion	451,900	355,479
Convertible Notes payable-long term portion	$1,172,309	$1,352,167

Included in accrued expenses is $275,457 and $231,944 interest accrued on these notes at December 31, 2015 (unaudited) & June 30, 2015, respectively.

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

As of December 31, 2014 and June, 2014, the Company has received $227,744 of proceeds under the Equity Line relating to the resale of 135,990,000 shares of the Company’s common stock, net of $22,920 transaction fees. The amount of proceeds to be received under the Equity Line will depend upon the stock price of the Company at the various points in time it exercises the Put Option. As of June 30, 2014, the Company has received $145,428, $80,053 and $6,263 in Fiscal Years Ended June 30, 2012, 2013 and 2014, under the Equity Line relating to the resale of 89,587,447, 42,412,553 and 3,990,000 shares of the Company’s common stock in Fiscal Years Ended June 30, 2012, 2013 and 2014. The amount of proceeds to be received under the Equity Line will depend upon the stock price of the Company at the various points in time it exercises the Put Option. As of February 13, 2015, the Equity line of Credit expired and the Company may no longer draw any funds under such equity line.

BENEFICIAL CONVERSION FEATURE

In April 2009, the Board of Directors authorized the right for the officers to convert into shares of the Company's common stock officers' loans discussed in Note 9, plus accrued interest thereon, at any time for the next five years providing such shares are issued, outstanding and available, at a conversion price of $.0075. This conversion price was amended in August 2011 to $.0040. During the fiscal year ended June 30, 2014, the officers’ were authorized by the board of directors’ to enter into agreements to convert certain officer notes, previously convertible at $.004 from 2009 through April 2014, based upon the then concurrent terms of private placements with accredited investors; at $.0004, representing the now current terms of private placements with accredited investors. On June 30, 2015, these Notes were convertible into approximately 1,481,210,000 shares of common stock, if available. During the six months ended December 31, 2015 the Company recorded $60,785 beneficial conversion feature interest expense regarding the convertibility of these notes. As of December 31, 2015 these Notes are convertible into approximately 1,437,632,525 shares of common stock if available.

4.	COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Our corporate headquarters is located at an office in Clifton, New Jersey for $4,132 per month through August 1, 2016.

The Company entered into a conditional lease for a production facility located in Passaic, New Jersey, the commencement of which is contingent upon the Company obtaining funding from investors pursuant to an economic development program within governmental guidelines. During the six months ended December 31, 2015 the Company canceled this lease and received the deposit.

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

The value of the forbearance obligation on December 31, 2015 is $818,816. At December 31, 2015, the derivative liability was estimated to be $716,543, and as such a total of $1,535,359 liabilities have been recorded in the financial statements to reflect this obligation, $427,900 included in current liabilities and $1,107,459 non-current. The value of the judgment totaled approximately 1.6 million as of December 31, 2014 and bears a punitive interest rate of 16%, and would become payable in full if the Company defaults under the forbearance obligation. The Forbearance agreement requires the Company to place, and the Company has done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments.

As of December 31, 2015 this forbearance obligation would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 62,500,000 shares, for the satisfaction of the next required monthly payment, (ii) up to 2,674,375,000 shares, for the satisfaction of the next 12 required monthly payments; and (iii) up to 5,117,596,794 shares of our common stock should the entire obligation be converted.

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

The table below presents reconciliation for liabilities measured at fair value on a recurring basis at December 31, 2015 and 2014:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)
	Derivative Liability
	December 31,	December 31,
	2015	2014
Balance at July 1, 2015 & 2014	$235,425	$637,543
Increase (Decrease) in Derivative and associated liabilities	490,676	(75,329)
Debt discounts	-	29,592
Balance at December 31, 2015 & 2014	$726,101	$591,806

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

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At December 31, 2015, the carrying value of the notes payable and accrued interest for convertible agreements and officers’ notes was approximately $2.2 million. The JMJ convertible notes, which were originally due at various times through December 31, 2012, yield an interest rate of 12%, the Fife Forbearance obligation is 9%. Refer to Note 3 of these financial statements for more information about the Company’s notes payable.

6.	RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase’s President is also an officer and shareholder of Microphase and mPhase’s Chief Operating Officer is also an employee of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase whereby it would use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase whereby mPhase would reimburse Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services have been $5,000 per month and in July 2008; such fees were reduced to $3,000 per month. As of July 1, 2011, the fees have increased to $3,630 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis. On April 15, 2015 the Company moved its Connecticut Office and no longer shares office space with Microphase.

During the six months ended December 31, 2014 and 2015, $19,500 and $0 have been charged for rent and $11,211 and $4,500 have been charged for other expenses, respectively. As a result of the foregoing transactions, as of December 31, 2015, the Company had a $32,545 payable to Microphase.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On December 31, 2015, Mr. Biderman’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers were owed unpaid finders’ fees in the amount of $174,000, which is included in due to related parties. Also Mr. Biderman loaned the Company $90,000 in the fourth quarter of the fiscal year ended June 30, 2015 and additionally, he advanced the Company $10,000 in the six months ended December 31, 2015, net of repayments, together with $2,032 accrued interest and $102,032 remains outstanding as of December 31, 2015.

Transactions with Officers

At various points during past fiscal years the Messrs. Durando, Dotoli and Smiley provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand.

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Six Months Ended December 31, 2015

	Durando	Dotoli	Smiley	Sub-total Officers	K. Durando	Biderman	Microphase	Total
Consulting / Salary	$100,000	$50,000	$50,000	$200,000	-	-	-	$200,000
Interest	$10,983	$4,668	$4,668	$20,318	-	-	-	$20,318
Selling & marketing	-	-	-	-	$33,000	-	$4,500	$37,500
Finders Fees	-	-	-	-	-	$14,000	-	$14,000
Total compensation for the Six Months Ended December 31, 2015	$110,983	$54,668	$54,668	$220,318	$33,000	$14,000	$4,500	$271,818

Summary of compensation to related parties for the Six Months Ended December 31, 2014

	Durando	Dotoli	Smiley	Sub-total Officers	K. Durando	Biderman	Microphase	Total
Consulting / Salary	$100,000	$50,000	$50,000	$200,000	-	-	-	$200,000
Interest	$35,193	$24,654	$21,204	$81,051	-	-	-	$81,051
Rent	-	-	-	-	-	-	$19,510	$19,510
Selling & Marketing	-	-	-	-	$36,000	-	$11,211	$47,211
Finders Fees	-	-	-	-	-	$27,500	-	$27,500
Total compensation for the Six Months Ended December 31, 2014	$135,193	$74,654	$71,204	$281,051	$36,000	$27,500	$30,721	$375,272

Summary of payables to related parties as of December 31, 2015

	Durando	Dotoli	Smiley	Total Notes Payable-Officers	K. Durando	Biderman		Microphase	Total
Notes Payable Officers & Director	$290,930	$126,468	$8,800	$426,198	-	$102,032		-	$528,230
Accrued Wages Officers/Accrued Fees	$126,389	$63,194	$63,194	-	-	-		-	$252,777
Due to Affiliates	-	-	-	-	$9,000	$174,000		$32,545	$215,545
Interest Payable	$36,294	$15,411	$97,151	$148,856	-	-		-	$148,856

Total Payable to Officers / Affiliates as of December 31, 2015	$453,613	$205,073	$169,145	$575,054	$9,000	$276,032	**	$32,545	$1,145,408

** included in Due to Affiliates & Short term note, Director

Summary of payables to related parties as of June 30, 2015

				Total Notes
	Durando	Dotoli	Smiley	Payable-Officers	K. Durando	Biderman		Microphase	Total
Notes Payable Officers & Director	$283,565	$115,915	$5,000	$404,480	-	$90,000		-	$494,480
Accrued Wages Officers	$29,167	$14,583	$14,583	-	-			-	$58,333
Due to Affiliates	-	-	-	-	-	$160,000		$28,045	$188,045
Interest Payable	$25,311	$10,743	$93,617	$129,671	-	-		-	$129,671

Total Payable to Officers / Affiliates as of June 30, 2015	$338,043	$141,241	$113,200	$534,151	$0	$250,000	**	$28,045	$870,529

** included in Due to Affiliates & Short term note, Director

7.	SUBSEQUENT EVENTS

From January 1, 2016 through February 22, 2016 the Company issued 150,000,000 shares of common stock in private placements with accredited investors, and incurred $3,000 in fees, generating $24,000 net proceeds to the Company for general working capital purposes.

On January 7, 2016 the Company entered into another inventory financing note whereby the Company received $65,000 of funding, net of a $1,300 origination fee, with daily payments of $596.94 for seven months, totaling $87,750.

The Company and the note holders for arrangements 1 through 3 discussed in Note 3 have been renegotiating the settlement of these agreements, which if completed as the negotiated modified conversion terms now stand, would require the Company to issue approximately 1,000,000,000 shares of common stock over three (3) years commencing in July, 2016, subject to the Company completing a proxy statement to increase its authorized shares.

On January 19, 2016, the Company revised its Forbearance agreement with John M. Fife, an individual the (“Holder”) as the Company and the Holder amend the terms of the payment schedule set forth in the Forbearance Agreement (the “Revised Payment Schedule”) as follows:

“Monthly Payments. On February 15, 2015 the Company shall pay $15,000.00 cash to Holder (the “Initial Cash Payment”), and on or before the 15th day of each month thereafter the Company agrees to pay to Holder the following amounts (the “Monthly Cash Payments”): $30,000.00 per month on each of the following dates: March 15, 2015, April 15, 2015, May 15, 2015, June 15, 2015, and July 15, 2015; $15,000.00 per month on each of the following dates: August 15, 2015 and September 15, 2015; $20,000.00 per month on each of the following dates: October 15, 2015, November 15, 2015, and December 15, 2015; $10,000.00 per month on each of the following dates: January 15, 2016, February 15, 2016, and March 15, 2016; and $50,000.00 per month thereafter until the Forbearance Amount has been paid in full.”

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

RESULTS OF OPERATIONS OVERVIEW

mPhase, a New Jersey corporation founded in 1996, is a publicly-held company with over 23,000 shareholders and approximately 17,463,484,203 shares of common stock outstanding. The Company’s common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. As of April 15, 2015, we are headquartered in Clifton, New -Jersey. Previously mPhase shared common office space with Microphase Corporation, a privately held company. Microphase is a leader in the field of radio frequency and filtering technologies within the defense and telecommunications industry. It has been in operation for over 50 years and supports mPhase with both engineering and administrative and financial resources as needed.

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

Cumulative losses, net worth and capital needs

The Company has incurred cumulative losses of ($211,858,824) and has a stockholders’ deficit of ($4,774,747) through December 31, 2015. The auditors’ report for the fiscal year ended June 30, 2015 includes the statement that "there is substantial doubt of the Company’s ability to continue as a going concern". As of December 31, 2015, the Company had a negative net worth of ($4,774,747) compared to a negative net worth of ($3,842,865) as of June 30, 2015 as a result of continuing net losses.

The Company raised $126,000 in net proceeds from private placements of 466,666,667 shares of common stock during the six months ended December 31, 2015. The Company raised $392,500 from private placements of 1,080,000,000 shares of its common stock during the six months ended December 31, 2014.

While the Company believes it will be able to fund short term capital needs, it will from time to time need to supplement such funding. In the longer term, we estimate that the Company will need to raise approximately $2,000,000 to $4,000,000 of additional funds through June 30, 2016 in order to fund the continued commercialization of its products, the range effected by the how many products the Company rolls out.

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

THREE MONTHS ENDED DECEMBER 31, 2015 VS. DECEMBER 31, 2014

REVENUE

Total revenues were $215,075 for the three months ended December 31, 2015, compared to $540,902 for the three months ended December 31, 2014. The decrease in revenue was the result of the decline in working capital that caused the Company to carry a smaller inventory and a Black Friday sale from a major customer in the previous year that was absent in the current three month period.

RESEARCH AND DEVELOPMENT

Research and development expenses were $0 for the three months ended December 31, 2015 as compared to $2,192 during the comparable period in 2014. The Company has curtailed its program in research and development in order to conserve funds during the period.

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

SELLING AND MARKETING EXPENSES

Selling and marketing expenses were $52,710 for the three months ended December 31, 2015 as compared to $83,782 for the comparable period in 2014.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $250,093 for the three months ending December 31, 2015, down from $327,346 or a decrease of $77,253 from the comparable period in 2014. Administrative expenses were held in check as the Company has made a concentrated effort to freeze or otherwise reduce administrative costs while it seeks to commercialize its smartnanobattery product capabilities and secure more substantial research funding for possible applications of its “smart surfaces” technology.

OTHER (EXPENSE) AND INCOME

Included in this category for the three month period ended December 31, 2015 are non-cash charges and costs associated with convertible debt derivative liabilities. Such costs include a non-cash charge for the change in derivative value of $237,911, resulting in a net loss of $237,911 from derivative liabilities associated with the Company’s convertible debt and is not indicative of operating results. Additionally, net interest expense of $92,381 and settlement income of $1,160 brought total other expense to $329,132 in the current period. For the same period ended December 31, 2014, net other expense totaled $375,224, consisting primarily of net loss of $154,359 from derivative liabilities, decreased by settlement expense of $137,419 and interest expense of $83,446.

NET INCOME AND (LOSS)

The Company recorded net loss of $580,330 for the three months ended December 31, 2015 as compared to net loss of $567,390 for the three months ended December 31, 2014. This represents a net loss per common share of ($0.00) and loss per share of ($0.00) for the three month periods ended December 31, 2015 and 2014 respectively. The net loss recorded in the current period as compared to the net loss reported for the same period last year is directly attributable to the magnitude of the net gain from derivative liabilities associated with the Company’s convertible debt recorded for the three months ended December 31, 2015 and is not indicative of operating results.

SIX MONTHS ENDED DECEMBER 31, 2015 VS. DECEMBER 31, 2014

REVENUE

Total revenues were $398,346 for the six months ended December 31, 2015 compared to $794,973 for the six months ended December 31, 2014. The decrease in revenue was the result of the decline in working capital that caused the Company to carry a smaller inventory and a Black Friday sale from a major customer in the previous year that was absent in the current six month period.

RESEARCH AND DEVELOPMENT

Research and development expenses were $0 for the six months ended December 31, 2015 as compared to $4,694 during the comparable period in 2014. The Company has curtailed its program in research and development in order to converse funds during the period.

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

SELLING AND MARKETING EXPENSES

Selling and marketing expenses were $94,649 for the six months ended December 31, 2015 as compared to $139,637 for the comparable period in 2014.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $485,895 for the six months ending December 31, 2015, down from $756,199 or a decrease of $270,304 from the comparable period in 2014. Administrative expenses were held in check as the Company has made a concentrated effort to freeze or otherwise reduce administrative costs while it seeks to commercialize its smart nanobattery product capabilities and secure more substantial research funding for possible applications of its “smart surfaces” technology.

OTHER (EXPENSE) AND INCOME

Included in this category for the six months ended December 31, 2015 are non-cash charges and costs associated with convertible debt. This includes a non-cash charge for the change in derivative value of $490,676, resulting in a net loss of $490,676 from derivative liabilities associated with the Company’s convertible debt and is not indicative of operating results. Additionally, net interest expense of $173,238 and settlement income of $1,160 brought total other expense to $662,754 in the period. For the same period ended December 31, 2014, net other expense totaled $238,848, consisting primarily of net gain of $60,413 from derivative liabilities, increased by interest expense of $161,842.

NET INCOME AND (LOSS)

The Company recorded a net loss of $1,124,053 for the six months ended December 31, 2015 as compared to net loss of $851,680 for the six months ended December 31, 2014. This represents a net loss per common share of ($0.00) and loss per share of ($0.00) for the six month periods ended December 31, 2015 and December 31, 2014, respectively. The net loss recorded in the current period as compared to the net loss reported for the same period last year is directly attributable to the magnitude of the net gain from derivative liabilities associated with the Company’s convertible debt recorded for the six months ended December 31, 2015 and is not indicative of operating results.

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

During the six months ended December 31, 2015 and December 31, 2014, $4,500 and $30,711 respectively, have been charged to expense. As a result of the foregoing transactions, as of December 31, 2015, the Company had a $32,545 payable to Microphase.

OTHER RELATED PARTIES

Mr. Abraham Biderman was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On September 30, 2015, Mr. Biderman’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers were owed unpaid finders’ fees in the amount of $174,000, which is included in due to affiliates. Also, Mr Biderman loaned the Company $90,000 in the fourth quarter of fiscal year ended June 30, 2015 and advanced an additional $10,000 during the six months ended December 31, 2015 and together with $2,032 accrued interest, $102,032 remains outstanding at December 31, 2015.

Transactions with Officers

At various points during past fiscal years Messrs, Durando, Dotoli and Smiley provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand.

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Six Months Ended December 31, 2015

	Durando	Dotoli	Smiley	Sub-total Officers	K. Durando	Biderman	Microphase	Total
Consulting / Salary	$100,000	$50,000	$50,000	$200,000	-	-	-	$200,000
Interest	$10,983	$4,668	$4,668	$20,318	-	-	-	$20,318
Selling & marketing	-	-	-	-	$33,000	-	$4,500	$37,500
Finders Fees	-	-	-	-	-	$14,000	-	$14,000
Total compensation for the Six Months Ended December 31, 2015	$110,983	$54,668	$54,668	$220,318	$33,000	$14,000	$4,500	$271,818

Summary of compensation to related parties for the Six Months Ended December 31, 2014

	Durando	Dotoli	Smiley	Sub-total Officers	K. Durando	Biderman	Microphase	Total
Consulting / Salary	$100,000	$50,000	$50,000	$200,000	-	-	-	$200,000
Interest	$35,193	$24,654	$21,204	$81,051	-	-	-	$81,051
Rent	-	-	-	-	-	-	$19,510	$19,510
Selling & Marketing	-	-	-	-	$36,000	-	$11,211	$47,211
Finders Fees	-	-	-	-	-	$27,500	-	$27,500
Total compensation for the Six Months Ended December 31, 2014	$135,193	$74,654	$71,204	$281,051	$36,000	$27,500	$30,721	$375,272

Summary of payables to related parties as of December 31, 2015

	Durando	Dotoli	Smiley	Total Notes Payable-Officers	K. Durando	Biderman	Microphase	Total
Notes Payable Officers & Director	$290,930	$126,468	$8,800	$426,198	-	$102,032	-	$528,230
Accrued Wages Officers/Accrued Fees	$126,389	$63,194	$63,194	-	-	-	-	$252,777
Due to Affiliates	-	-	-	-	$9,000	$174,000	$32,545	$215,545
Interest Payable	$36,294	$15,411	$97,151	$148,856	-	-	-	$148,856

Total Payable to Officers / Affiliates as of December 31, 2015	$453,613	$205,073	$169,145	$575,054	$9,000	$276,032	$32,545	$1,145,408

** included in Due to Affiliates & Short term note, Director

Summary of payables to related parties as of June 30, 2015

				Total Notes
	Durando	Dotoli	Smiley	Payable-Officers	K. Durando	Biderman		Microphase	Total
Notes Payable Officers & Director	$283,565	$115,915	$5,000	$404,480	-	$90,000		-	$494,480
Accrued Wages Officers	$29,167	$14,583	$14,583	-	-	-		-	$58,333
Due to Affiliates	-	-	-	-	-	$160,000		$28,045	$188,045
Interest Payable	$25,311	$10,743	$93,617	$129,671	-	-		-	$129,671

Total Payable to Officers / Affiliates as of June 30, 2015	$338,043	$141,241	$113,200	$534,151	$0	$250,000	**	$28,045	$870,529

** included in Due to Affiliates & Short term note, Director

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative losses of $211,858,824 and a working capital deficit of $2,901,678 as of December 31, 2015. The auditors’ report for the fiscal year ended June 30, 2015 includes the statement that "there is substantial doubt of the Company’s ability to continue as a going concern". As of December 31, 2015, the Company had a negative net worth of ($4,774,747) compared to a negative net worth of ($3,842,865) as of June 30, 2015 as a result of continuing net losses.

During the six months ended December 31, 2015, the Company issued 466,666,667 shares of its common stock in connection with private placements, pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $140,000 and accrued finder’s fees in the amount of $14,000. The proceeds were used by the Company as working capital.

During the six months ended December 31, 2014, the Company issued 1,080,000,000 shares of its common stock in connection with private placements included 30,000,000 shares to finders, pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $420,000 and paid finder’s fees in the amount of $27,500. The proceeds were used by the Company as working capital.

Also during the six months ended December 31, 2015, an unaffiliated shareholder advanced the Company $35,000, which remains outstanding and a director of the Company loaned the Company $90,000 in the fourth quarter of fiscal year ended June 30, 2015 and additionally$10,000 net of repayments during the six months ended December 31, 2015, $100,000 of principal and $2,032 of interest, totaling $102,032, remains outstanding at December 31, 2015.

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

MANAGEMENT’S PLANS

The Company has shifted its focus to the development of its automotive jump starter products and its “smart surfaces” using the science of nanotechnology. The Company believes it will continue to generate revenues with respect to its cost-reduced automotive jump starter through Fiscal 2016. The Company does not expect to derive any material revenue from its nanotechnology products under development during the next 18 months. The Company anticipates that it will need not less than $1,000,000 of additional capital to commence cost reduction, marketing and continued expansion of the distribution of its additional Jump Starter products.

The Company and the note holders for arrangements 1 through 3, JMJ Financial, have been renegotiating the settlement of these agreements, however no final agreement has been reached with respect to the terms of a refinancing of such obligations.

The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of our Jump products and a successful monetization of our intellectual property.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at December 31, 2015.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The value of the forbearance obligation on December 31, 2015 is $818,816. At December 31, 2015, the derivative liability was estimated to be $716,543, and as such a total of $1,535,359 liabilities have been recorded in the financial statements to reflect this obligation, $427,900 included in current liabilities and $1,107,459 in non-current liabilities. The value of the judgment totaled approximately $1.38 million as of September 30, 2015 and bears a punitive interest rate of 16%, and would become payable in full if the Company defaults under the forbearance obligation. The Forbearance agreement requires the Company to place, and the Company has done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments.

The Company has not issued any stock for conversions since entering into the forbearance agreement and during the year ended June 30, 2015 the Company repaid $69,081 of principle and $41,019 of interest under the agreement. During the six months ended December 31, 2015, the Company repaid $103,437 of principle and $36,563 of interest under the agreement. As of December 31, 2015 this forbearance obligation would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 62,500,000 shares, for the satisfaction of the next required monthly payment, (ii) up to 5,117,596,794 shares, for the satisfaction of the next 12 required monthly payments; and (iii) up to 2,674,375,000 shares of our common stock should the entire obligation be converted.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All proceeds received from the following financings were used by the Company for working capital needs.

Private Placements

During the six months ended December 31, 2015, the Company issued 466,666,667 shares of its common stock in connection with private placements, pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $140,000 and paid finder’s fees in the amount of $14,000. The proceeds were used by the Company as working capital.

During the six months ended December 31, 2014, the Company issued 1,080,000,000 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, raising gross proceeds of $420,000 and incurring finder’s fees of $27,500. The proceeds were used by the Company as working capital.

Stock Based Compensation

During the six months ended December 31, 2015, the Company issued 14,973,000 shares of common stock to an employee valued at $5,386. The Company during such period did not issue any common stock, warrants or options to officers.

During the six months ended December 31, 2014, the Company issued 26,778,857 shares of common stock compensation to employees valued at $14,614. The Company during such period did not issue any common stock, warrants or options to officers.

Conversion of Debt Securities

During the six months ended December 31, 2015, no conversions were made of convertible debt and accrued interest thereon into shares of common stock.

During the six months ended December 31, 2014, no conversions were made of convertible debt and accrued interest thereon into shares of common stock.

Long Term Convertible Debentures / Debt Discount

The Company had nine (9) separate convertible debt arrangements with independent investors that were in effect at various times during the two fiscal years ended June 30, 2015, three (3) of which were still active as of December 31, 2015.

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

As of June 30, 2012, this convertible note has $109,000 outstanding, which when combined with arrangements #8 and #9 totaled $802,060, which the Company entered into an amended agreement on June 1, 2012 whereby the Company agreed to make payments of principle and interest of $37,018 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder. Also as of June 30, 2012 the derivative value of the embedded conversion feature of this arrangement when combined with arrangements #2 and #3 totaled $0; which when compared to the combine value of $1,567,512 created a non-cash credit to earnings of $1,567,512 in fiscal 2012. As of June 30, 2015 and June 30, 2014, the combined arrangements with JMJ in this note would be convertible into 258,208,588 and 237,807,785 and as of December 31, 2015 into 269,052,385 common shares at the conversion floor price of $.004; and would be required to do so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement.

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

The value of the forbearance debt obligation on June 30, 2015 is $902,253. At June 30, 2015, given the changes in the Company’s stock price during the 20 day look-back period for June 30, 2015, the estimated derivative liability had decreased to $232,423, a decrease from June 30, 2014 of $548,906 totaling $316,493, which when added to the $18,469 increase at the time the forbearance agreement resulted in a non-cash credit to earnings of $334,962 for the year ended June 30, 2015. The Forbearance agreement requires the Company to place, and the Company has done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments. The agreement original agreement also provided that the Company file a Proxy statement before June 1, 2015 should additional shares be needed for the conversion reserve. The Company has not issued any stock for conversions since entering into the forbearance agreement and during the year ended June 30, 2015 the Company repaid $69,081 of principle and $41,019 of interest under the agreement. During the six months ended December 31, 2015 the Company repaid $103,437 of principle and $36,563 of interest under the agreement. The value of the forbearance debt obligation on December 31, 2015 is $818,816. As of December 31, 2015 this forbearance obligation would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 62,500,000 shares, for the satisfaction of the next required monthly payment, (ii) up to 2,674,375,000 shares, for the satisfaction of the next 12 required monthly payments; and (iii) up to 5,117,596,794 shares of our common stock should the entire obligation be converted.

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

At the time of the transaction, the embedded conversion feature of this security and the warrant was calculated to be $37,778 and the company recorded a loan discount of the same amount. During the year ended June 30, 2015 the Company amortized $37,778 to loan discount expense and the unamortized loan discount was reduced to $0. As of June 30, 2015, which given the changes in the Company’s stock price during the 10 day look-back period for this date the estimated liability had decreased to $3,002, a decrease for this period of $34,776 and creating a non-cash credit to earnings of that amount. Based upon the price of the Company’s common stock and and a partial payments during the year ended June 30, 2015 of $36,667; on June 30, 2015 this Note is convertible into approximately 25,016,667 shares of common stock. As of December 31, 2015, which given the changes in the Company’s stock price during the 10 day look-back period for this date the estimated liability had increased to $9,558, an increase for this period of $5,114 and creating a non-cash charge to earnings of that amount. Based upon the price of the Company’s common stock on December 31, 2015 this Note is convertible into approximately 39,825,000 shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Form 8k dated December 22, 2015- which announced that on December 19, 2015 mPhase Technologies, Inc. (the “Company”) received a Notice of Allowance of a Patent covering a Drug Delivery System from the United States Patent and Trademark Office.

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

mPHASE TECHNOLOGIES, INC.

Dated: February 22, 2016	By:	/s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President Chief Financial Officer and General Counsel

