Form 10-Q/A
period 2015-12-31
MPHASE TECHNOLOGIES INC
filed 2016-02-25
CIK 825322

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

Other Short Term Notes

A Director of the Company loaned the Company $90,000 in the fourth quarter of fiscal year ended June 30, 2015 and additionally, he advanced the Company $10,000 in the six months ended December 31, 2015, net of repayments, together with $2,032 accrued interest of which $102,032 remains outstanding as of December 31, 2015.

An unaffiliated shareholder advanced the Company $10,000 in September 2015 and $25,000 in December, totaling $35,000, which remains outstanding at December 31, 2015

Long Term Convertible Debentures / Debt Discount

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

General and administrative. General and administrative expenses consist primarily of salaries and related expenses for personnel engaged in sales of its automotive jump starter product line and legal and accounting personnel. In addition the Company from time to time will use outside consultants. Certain administrative activities are outsourced.

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

The Company and the note holders for arrangements 1 through 3, JMJ Financial, have been renegotiating the settlement of these agreements; however no final agreement has been reached with respect to the terms of a refinancing of such obligations.

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

EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: February 25, 2016	By:	/s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President Chief Financial Officer and General Counsel

