Form 10-Q
period 2016-03-31
MPHASE TECHNOLOGIES INC
filed 2017-11-15
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED March 31, 2016

COMMISSION FILE NO. 000-30202

FORM 10-Q

mPhase Technologies, Inc.

(Exact name of registrant as specified in its charter)

NEW JERSEY	22-2287503
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

688 New Dorp Lane Staten Island, New York,	10306-4933
(Address of principal executive offices)	(Zip Code)

973-256-3737

ISSUER’S TELEPHONE NUMBER

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, DURING THE PRECEDING 12 MONTHS (OR FOR SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORT), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES ☐          NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF October 19, 2017 IS 16,497,486,598 SHARES, ALL OF ONE CLASS OF $.001 PAR VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

mPHASE TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2016	2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,002	$2,868
Accounts receivable, net	4,116	8,502
Inventory	67,895	218,653
Prepaid and other current assets	7,854	36,868

TOTAL CURRENT ASSETS	$80,867	$266,891

Property and equipment, net	4,368	6,714
Other Assets	20,170	17,109

TOTAL ASSETS	$105,405	$290,714

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,121,112	$1,023,344
Accrued expenses	659,561	328,276
Due to related parties	209,328	188,045
Customer Deposits	-	26,691
Notes payable, Officers	582,185	534,151
Note Payable, Director	113,775	90,000
Note Payable, Finance Company	31,851	-
Current Portion, Long term convertible debentures	1,612,476	355,479

TOTAL CURRENT LIABILITIES	4,330,288	2,545,986

OTHER OBLIGATIONS CONVERTIBLE TO EQUITY
Long term portion of Convertible debentures	-	1,352,168
Convertible debt derivative liability	215,353	235,425
COMMITMENTS AND CONTINGENCIES (Note 4)	-	-

STOCKHOLDERS' DEFICIT
Common stock, par value $.001, 18,000,000,000 shares authorized, 16,819,183,048 and 15,941,988,381 shares issued and outstanding at March 31, 2016 & June 30, 2015, respectively	16,819,183	15,941,987
Additional paid in capital	190,369,706	190,949,919
Accumulated Deficit	(211,629,125)	(210,734,771)
TOTAL STOCKHOLDERS' DEFICIT	($4,440,236)	($3,842,865)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$105,405	$290,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2016	2015

REVENUES	$96,592	$174,442

COSTS AND EXPENSES

Cost of Sales	61,537	115,818

Selling and Marketing (including non-cash stock related charges of $3,150 and $3,341 for the three months ended March 31, 2016 & 2015).	32,287	55,313

General and Administrative	207,488	342,785

Depreciation and Amortization	804	669

TOTAL COSTS AND EXPENSES	302,116	514,585

OPERATING LOSS	$(205,524)	$(340,143)

OTHER INCOME (EXPENSE)
Interest (Expense)	(93,904)	(82,372)
Other Income (Expense)	18,378	(3,629)
Change in Fair Value of Derivative Liability	510,748	1,667

TOTAL OTHER INCOME (EXPENSE)	$435,222	$(84,334)

Income (Loss) From Operations, before Income Taxes	$229,698	$(424,477)

Income Taxes	-	-

Net Income (Loss)	$229,698	$(424,477)

Basic & Diluted Net Income (Loss) per share:	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding;
Basic & Diluted	16,503,289,787	15,080,180,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Nine Months Ended
	March 31,	March 31,
	2016	2015

REVENUES	$494,938	$969,415

COSTS AND EXPENSES

Cost of Sales	339,096	620,421

Research and Development	-	4,694

Selling and Marketing (including non-cash stock related charges of $7,804 and $17,955 for the nine months ended March 31, 2016 & 2015).	126,937	194,949

General and Administrative	693,382	1,098,985

Depreciation and Amortization	2,346	3,341

TOTAL COSTS AND EXPENSES	1,161,761	1,922,390

OPERATING LOSS	$(666,823)	$(952,975)

OTHER INCOME (EXPENSE)
Interest (Expense)	(267,142)	(244,214)
Other Income (Expense)	19,539	(141,048)
Change in Fair Value of Derivative Liability	20,072	62,080

TOTAL OTHER INCOME (EXPENSE)	$(227,531)	$(323,182)

Loss From Operations, before Income Taxes	$(894,354)	$(1,276,157)

Income Taxes	-	-

Net Loss	$(894,354)	$(1,276,157)

Basic & Diluted Net loss per share:	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding;
Basic & Diluted	16,197,503,647	14,637,604,866

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

 Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	March 31,
	2016	2015
Cash Flow From Operating Activities:
Net Loss	$(894,354)	$(1,276,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,346	3,843
Non-cash charges relating to Convertible Debt Settlement	-	137,419
Non-cash charges relating to issuance of common stock, common stock options and warrants	7,804	17,955
Settlement income	(1,538)	-
Change in fair value of Derivative Liability and Debt Discount charges (credits)	(20,072)	(62,080)
Other non cash charges including amortization of deferred
compensation and beneficial conversion interest expense	91,178	91,178
Changes in assets and liabilities:
Accounts receivable	4,386	18,742
Inventories	150,758	348,829
Prepaid expenses and Other current assets	29,014	(35,111)
Other assets	3,060	(17,109)
Accounts payable & Accrued expenses	212,544	112,760
Customer deposits	(26,691)	32,802
Due to/from related parties
Microphase & Eagle	4,500	20,001
Officers	248,444	-
Net cash used in operating activities	$(188,623)	$(606,928)

Cash Flow Used in Investing Activities:
Purchase of fixed assets	-	(8,838)
Net Cash used in investing activities	$-	$(8,838)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock, net of finders fees	153,000	515,500
Proceeds of demand note	35,000	-
Proceeds from Finance Company	66,029
Repayment to Finance Company	(34,178)	-
Issuance of Convertible Debentures	-	40,000
Repayment of Convertible Debentures	(91,262)	(93,232)
Proceeds from notes payable related parties	112,265
Repayment of notes payable related parties	(54,096)	-
Net cash provided by financing activities	$186,758	$462,268

Net increase (decrease) in cash	(1,866)	(153,498)

CASH AND CASH EQUIVALENTS, beginning of period	2,868	179,257
CASH AND CASH EQUIVALENTS, end of period	$1,002	$25,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

mPhase Technologies, Inc. (the “Company”) was organized on October 2, 1996 and is presently focused on restructuring its debt obligations to be in a position to capitalize on its existing intellectual property portfolio and endeavor to further develop new “smart surface” products through the sciences of microfluidics, microelectromechanical systems (MEMS) and nanotechnology. The Company plans to restructure its business through some combination of raising additional capital, strategic partnerships and or mergers & acquisitions.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ending March 31, 2016 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2015.

GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Through March 31, 2016, the Company had incurred cumulative (a) losses totaling ($211,629,125), (b) stockholders’ deficit of ($4,440,236). At March 31, 2016, the Company had $1,002 of cash and $4,116 of trade receivables to fund short-term working capital requirements. In addition, the Company relies on the continuation of funding through private placements of its common stock. In the Company’s form 10k for the period June 30, 2015, the Company’s Auditor stated that” there is substantial doubt about the Company’s ability to continue as a going concern”.

The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products. There can be no assurance the necessary debt or equity financing will be available, or if so, on terms acceptable to the Company.

INVENTORY

The Company uses the First In First Out method (FIFO) to account for inventory which is carried at lower of cost and net realizable value. As of June 30, 2015, inventory consisted primarily of its various Jump products including the Jump and the mini Jump, and our remaining flashlight inventory, and was valued at $218,653. As of March 31, 2016, inventory consisted primarily of the Company’s line of Jump products including the new Jump Plus, and our remaining flashlight inventory, and was valued at $67,895. Subsequently, the Company discontinued its entire line of Jump products in the 1st quarter of fiscal year 2017 owing to increased competition and decreasing margins. Appropriate reserves have been taken as of June 30, 2015 and March 31, 2016, to assure that the cost of such inventory does not exceed the expected net realizable value.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These include net realizable inventories, prepaid expenses, accrued expenses and changes in and the ending fair value of derivative liability. Actual results could differ from those estimates.

LOSS PER COMMON SHARE, BASIC AND DILUTED

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had no warrants to purchase shares of its common stock and no options to purchase shares of its common stock outstanding at March 31, 2016.

At March 31, 2016 the Company has convertible securities held by third parties that are immediately convertible into 440,555,647 shares of common stock (which amount include one additional assumed monthly conversion by John Fife in April 2016 under the terms of the Forbearance Agreement, as amended). Under the terms of the Forbearance Agreement, as amended, with John Fife (arrangement #4), Fife may acquire a total of 5,044,264,869 shares of the Company’s common stock based upon the conversion terms; if the forbearance agreement discussed in Note 3 is settled entirely in stock. In addition, the Company has convertible notes plus accrued interest thereon held by officers of the Company, subject to availability, convertible into approximately 1,455,462,450, immediately, if available.

The following table illustrates debts convertible into shares of the Company’s Common Stock at March 31, 2016:

	March 31, 2016
	(unaudited)
	Note Principle	Accrued Interest	Total Convertible Debt	Shares Convertible
				immediately	over full term/ if available***
Arrangement #3 - JMJ Financial, Inc	$802,060	$295,817	$1,097,877	274,469,263	274,469,263
Arrangement #4 - St. George Investments/Fife Forbearance Obligation	807,083	-	807,083	125,000,000	5,044,264,869
Arrangement #5 - MH Investment trust II	3,333	1,454	4,787	41,086,385	41,086,385
Total Convertible Notes payable	$1,612,476	$297,271	$1,909,747	440,555,647	5,359,820,516
Notes Payable- Officers***	$582,185	$-	$582,185	-	1,455,462,450
Total	$2,194,661	$297,271	$2,491,932	440,555,647	6,815,282,966

*** convertible if shares available

RECLASSIFICATIONS

Certain reclassifications have been made in the prior period consolidated financial statements, primarily selling and marketing expense in the prior period, to conform to the current period presentation. The reclassified financial statement items had no effect on (a) Net Loss for the nine months ended March 31, 2016 and 2015, or (b), total Stockholders’ Deficit or total Assets as of March 31, 2016 or June 30, 2015.

MATERIAL FINANCIAL INSTRUMENTS

The Company has material financial instruments including convertible securities. Such securities have conversion features that are accounted for as derivative liabilities that are evaluated quarterly for any changes in fair value. (SEE NOTE 3)

DERIVATIVE LIABILITY

The Company has estimated the value of the derivative liability associated with its convertible debt. Such estimate is based on a Black Scholes calculation at the time the debt was issued. At each reporting period, the value of this liability is marked to market and adjusted accordingly. Such adjustments are included in Other Income (Expense).

2.	SUPPLEMENTAL CASH FLOW INFORMATION

	For the Nine Months Ended
	March 31,
	2016	2015
Supplemental Disclosure: Cash Paid During Period For:

Interest	$76,570	$43,568
Income Taxes	$-	$-

Non Cash Investing and Financing Activities:
Conversion of $10,000 of Convertible Debt and Accrued Interest thereon and a $35,000 Demand note into 62,500,000 and 175,000,000 shares respectively, or a total of $45,000 of debt into 237,500,000 shares of the Company’s Common stock.	$45,000	$-
Conversion of $18,000 of officer loan in consideration of transfer of vehicle at market value	$18,000	$-
Beneficial Conversion of Officers’ Notes	$91,178	$91,178
Issuances of Common Stock for services	$7,804	$17,955
Non-cash loan charges relating to initial and second funding under factoring agreement(s), including revision.	$2,295	$-
Convertible Note payable of $720,157 and $172,127 of accrued interest thereon merged into forbearance obligation	$-	$892,283
Non-cash charges relating to Convertible Debt Settlement including $118,950 increase in loan amount and $18,469 increase in corresponding Derivative Liability	$-	$137,419

3.	EQUITY TRANSACTIONS, NOTES PAYABLE AND CONVERTIBLE DEBT

The Company in its annual meeting of shareholders for the fiscal year ended June 30, 2013 held on February 12, 2014 received shareholder approval to increase its authorized shares to 18 billion shares of common stock so that as of March 31, 2016 the Company has said number of authorized shares of stock.

Private Placements

During the nine months ended March 31, 2016, the Company issued 616,666,667 shares of its common stock in connection with private placements, pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended, raising gross proceeds of $170,000 and incurred finder’s fees in the amount of $17,000. The proceeds were used by the Company as working capital.

During the nine months ended March 31, 2015, the Company issued 1.533 million shares of its common stock in connection with private placements pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended, raising gross proceeds of $550,000 and incurring finder’s fees of 50,000,000 shares of common stock and $34,500. The proceeds were used by the Company as working capital.

Stock Based Compensation

During the nine months ended March 31, 2016, the Company issued 23,028,000 shares of common stock to employees valued at $7,804, based upon the closing trading price for each quarter end earned, the entire amount of which is included in selling and marketing expenses in the Condensed Consolidated Statements of Operations for that period. The Company during such period did not issue any common stock, warrants or options to officers.

During the nine months ended March 31, 2015, the Company issued 33,459,857 shares of common stock compensation to an employee valued at $17,955, based upon the closing trading price for each quarter end earned, the entire amount of which is included in selling and marketing expenses in the Condensed Consolidated Statements of Operations for that period. The Company during such period did not issue any common stock, warrants or options to officers.

Other Short-Term Notes

Note Payable, Director

A Director of the Company loaned the Company $90,000 in the fourth quarter of fiscal year ended June 30, 2015 and additionally, he advanced the Company $20,000 in the nine months ended March 31, 2016, net of repayments, together with $3,775 of accrued interest totaled $113,775 which was outstanding at March 31, 2016.

Other Note payable

An unaffiliated shareholder advanced the Company $10,000 in September 2015 and $25,000 in December of 2015, totaling $35,000, which was converted into 175,000,000 shares of the Company’s common stock effective March 31, 2016.

Note Payable Finance Company

The Company Borrowed approximately $66,000 under two advances commencing January 2016, with scheduled repayments of approximately $87,500 originally due through July 2016, incurring $19,527 of finance charges which are included in interest expense during the nine months ended March 31, 2016. At March 31, 2016, $31851 remains outstanding under this note.

Long Term Convertible Debentures / Debt Discount

The Company had five separate convertible debt arrangements with independent investors that were in effect at various times during the fiscal year ended June 30, 2015, three of which were still active as of March 31, 2016.

During the nine months ended March 31, 2016, the Company incurred the conversion of $10,000 of Convertible Debt and Accrued Interest thereon relating to the forbearance agreement and a $35,000 Demand note into 62,500,000 and 175,000,000 shares respectively, or a total of 237,500,000 shares; of the Company’s Common stock.

The following table summarizes notes payable under convertible debt and debenture agreements as of:

	March 31,	June 30,
	2016	2015
	(unaudited)

Arrangement #3 - JMJ Financial, Inc	$802,060	$802,060
Arrangement #4 - St. George Investments/Fife Forbearance Obligation	807,083	902,253
Arrangement #5 - MH Investment trust II	3,333	3,333
Total Convertible Notes payable	$1,612,476	$1,707,646
Convertible Notes payable-short term portion	1,612,476	355,479
Convertible Notes payable-long term portion	$-	$1,352,167

Included in accrued expenses is $297,271 and $231,944 interest accrued on these notes at March 31, 2016 (unaudited) & June 30, 2015, respectively.

These transactions are intended to provide liquidity and capital to the Company and are summarized below.

Arrangement #1, #2 &, #3 (JMJ Financial, Inc.)

Arrangement #1

The Company entered into a convertible note on November 17, 2009, the Company received a total of $186,000 of proceeds in connection with a new financing agreement with JMJ Financial. This transaction consists of the following: 1) a convertible note in the amount of $1,200,000 plus a one-time interest factor of 12% ($144,000) and a maturity date of September 23, 2012 and (2) a secured promissory note in the amount of $1,100,000 plus a one-time interest rate factor of 13.2% ($144,000 each) and a maturity date of September 23, 2012 due from the holder of the convertible note.

At June 30, 2012 this convertible note had $372,060 outstanding which was combined with arrangement #3 JMJ Financial, Inc.

Arrangement #2

On December 15, 2009 the Company entered into a new financing agreement with JMJ Financial that consists of the following: 1) a convertible note issued by the Company in the amount of $1,500,000 plus a one-time interest factor of 12% ($180,000) and a maturity date of December15, 2012 and (2) a secured promissory note in the amount of $1,400,000 plus a one-time interest rate factor of 13.2% ($180,000) and a maturity date of December 15, 2012 due from the holder of the convertible note. To date the Company has received a total of $300,000 cash under this note and has issued no shares of common stock to the holder upon conversions.

The Company and the holder entered into a Forbearance Agreement amendment, as amended, and funding and conversions have not occurred since April 2011. As of June 30, 2012, this convertible note had $321,000 outstanding which was combined with arrangement #3 JMJ Financial, Inc.

Arrangement #3

On April 5, 2010, the Company entered into a new financing agreement with JMJ Financial that consists of the following: 1) a convertible note issued by the Company in the principal amount of $1,200,000 plus a one-time interest factor of 12% ($144,000) and a maturity date of December 15, 2012, and (2) a secured promissory note from the holder of the convertible note in the amount of $1,100,000 plus a one-time interest rate factor of 13.2% ($144,000 each) and a maturity date of December 15, 2012. To date the Company has received a total of $100,000 cash under this note and has issued no shares of common stock to the holder upon conversions. The remaining $1,144,000 of cash to be received from the holder plus accrued and unpaid interest is convertible into shares of common stock at the option of the holder.

During the year ended June 30, 2012 the Company reduced the debt discount for this note by $91,000 to $9,000, and as a result $109,000 was combined with Arrangements 1&2 for a total of $ 802,060 principle due from the combined notes payable, with a revised interest rate of 9%, to JMJ.

As of June 30, 2015, and as of March 31, 2016, the combined arrangements with JMJ in this note would be convertible into 258,208,588 into 274,469,385 common shares at the conversion floor price of $.004; and would be required to do so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement.

The Company has not made any payments of the $37,018 installment payments commencing October 1, 2012 and the holder has continued to accrue interest on the outstanding balance. At March 31, 2016 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $1,097,877.

Arrangement #4 (John Fife dba St. George Investors)/Fife Forbearance

The Company entered into an amended agreement on June 1, 2012, when principle of $557,500 accrued interest of $66,338 and $95,611 of contractual charges for previous notes with John Fife totaled $719,449; whereby, the Company agreed to make payments of principle and interest of $33,238 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder.

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

The value of the forbearance debt obligation on June 30, 2015 is $902,253. At June 30, 2015, given the changes in the Company’s stock price during the 20 day look-back period for June 30, 2015, the estimated derivative liability had decreased to $232,423, a decrease from June 30, 2014 of $548,906 totaling $316,493, which when added to the $18,469 increase at the time the forbearance agreement resulted in a non-cash credit to earnings of $334,962 for the year ended June 30, 2015. The Forbearance agreement requires the Company to place, and the Company has done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments. The original agreement also provided that the Company file a Proxy statement before June 1, 2015 should additional shares be needed for the conversion reserve. The Company has not filed such a proxy statement due to cost prohibitions. The Company had not issued any stock for conversions since entering into the forbearance agreement and during the year ended June 30, 2015 and has made cash payments repaying $69,081 of principle and $41,019 of interest under the agreement. During the nine months ended March 31, 2016 the Company repaid $95,170 of principle and $54,830 of interest under the agreement, which included a non-cash conversion of 62,500,000 shares of the Company’s common stock valued at $10,080 of which $3,907 represented accrued interest and $6,093 represented principle. The value of the forbearance debt obligation on March 31, 2016 is $807,083.

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

As of March 31, 2016 the derivative liability was estimated to be $207,957, a decrease of $508,586 for the three months ended March 31, 2016 resulting in a net credit for the three months period of that amount and a $24,467 net credit for the nine months ended March 31, 2016.

As of March 31, 2016 this forbearance obligation, as amended, would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to281, 250,000 shares, for the satisfaction of the next required monthly payment, (ii) up to 2,824,375,000 shares, for the satisfaction of the next 12 required monthly payments; and (iii) up to 5,044,264,869 shares of our common stock should the entire obligation be converted.

On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360, 000, without conversion rights, in connection with the default by the Company under a Convertible Debenture dated September 13, 2011.

Arrangement #5 (MH Investment trust II)

On August 26, 2014, the Company issued to the MH Investment Trust. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 in which the Company received $40,000 in gross proceeds on September 1, 2014. The instrument is in the principal amount of $40,000 and matures on May 1, 2015. Interest only is payable at the rate of 12% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weight average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion, or 65 % when the trading price exceeds $.0020 for the five days before such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital.

At the time of the transaction, the estimated derivative liability of this security and the warrant was calculated to be $37,778 and the company recorded a loan discount of the same amount. During the year ended June 30, 2015 the Company amortized $37,778 to loan discount expense and the unamortized loan discount was reduced to $0. As of June 30, 2015, which given the changes in the Company’s stock price during the 10 day look-back period for this date the estimated liability had decreased to $3,002, a decrease for this period of $34,776 and creating a non-cash credit to earnings of that amount. Based upon the price of the Company’s common stock and partial principle payments during the year ended June 30, 2015 of $36,667; on June 30, 2015 this Note is convertible into approximately 25,016,667 shares of common stock. As of March 31, 2016, which given the changes in the Company’s stock price during the 10 day look-back period for this date the estimated liability had increased to $7,396, an increase for this period of $4,394 and creating a non-cash charge to earnings of that amount during the nine months ended March 31, 2016. At March 31, 2026 the note balance was $3,333 and accrued interest of $1,597, at 12%, remained due under this agreement. Based upon the price of the Company’s common stock on March 31, 2016 this Note is convertible into approximately 41,086,385 shares of common stock.

EQUITY LINE OF CREDIT

The Company entered a $10,000,000 equity line of Credit with Dutchess Opportunity Fund II, LLC in December of 2011. Under the equity line, the Company is eligible to “PUT” to the fund, 20,000,000 shares of its common stock during any pricing period. The Company had registered a total of 250,000,000 shares of its common stock on a Form S-1 Registration Statement with the Securities and Exchange Commission that was declared effective on January 17, 2012 relating to the Dutchess Equity Line.

Through June 30, 2014, the Company has received $227,744 of proceeds under the Equity Line relating to the resale of 135,990,000 shares of the Company’s common stock, net of $22,920 transaction fees. No proceeds under this line were received in the year ended June 30, 2015.

As of February 13, 2015, the Equity line of Credit expired, and the Company may no longer draw any funds under such equity line.

RESERVED SHARES

The Forbearance agreement connected with arrangement #4 above requires the Company to place, and the Company has done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments. During the nine months ended March 31, 2016, 62,500,000 shares were issued upon conversion of $10,000 of monthly payments as requested by holder and 937,500,000 shares remained in reserve for conversion under this agreement at March 31, 2016. Through August 31, 2016, the remaining 937,500,000 shares from this reserve have been issued to satisfy the conversion of $150,000 of scheduled payments due under the forbearance agreement through that date.

During the Fiscal Year Ended June 30, 2014 the Company advanced 40,000,000 shares distributable under the Equity Line of Credit discussed above, of which 3,990 shares of the Company’s common stock were resold and 36,010,000 shares were unsold when the agreement expired in February 2015, and remain subject to be returned to the Company’s treasury for cancellation.

4.	COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Our corporate headquarters had been located in Clifton, New Jersey since August 15, 2014., The Company initially rented the Clifton premise under a one year lease with monthly rent of $4,020, which was renewed with monthly rent of $4,132 per month through July, 2016, when this lease terminated by mutual agreement with landlord. The Company cancelled its security deposit and no amounts remain due under the agreement.

The Company had leased a warehouse and limited office space in Norwalk, Connecticut, commencing in April of 2015 with a monthly rental of $2,200 per month. The Company vacated the Norwalk premise in April 2016 and the Company moved its warehouse contents, primarily inventory and associated shipping materials of its mPower battery products into the Clifton premise. The Company has $22,000 of unpaid rent in accounts payable at March 31, 2016.

Presently the Company has relocated its office, which includes modest office space, limited storage and utilities, to 688 New Dorp Lane, Staten Island, New York, on May 1, 2017, the rental terms included a three-month commitment; renewable 3 months at a time, with monthly rent of $400.

The Company entered into a conditional lease for a production facility located in Passaic, New Jersey, the commencement of which was contingent upon the Company obtaining funding from investors pursuant to an economic development program within governmental guidelines. During the six months ended December 31, 2015 the Company canceled this lease and received the deposit.

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

The value of the forbearance obligation on March 31, 2016 is $807,083 (See Note 3). At March 31, 2016, the derivative liability was estimated to be $207,957, and as such a total of $1,015,040 liabilities have been recorded in the unaudited condensed consolidated financial statements to reflect this obligation, $807,083 which is included in current liabilities and $207,957 non-current. The value of the judgment totaled approximately $1.6 million as of December 31, 2014 and bears a punitive interest rate of 16%, and would become payable in full if the Company defaults under the forbearance obligation reduced by payments under the Forbearance Agreement, which through March 31, 2016 totals $204,150 or approximately, 1.4 million. Through March 31, 2016 the Company has not defaulted under the agreement. The Forbearance agreement requires the Company to place, and the Company has done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments, which through March 31, 2016, 62,500,000 shares from this reserve have been issued to satisfy the conversion provisions.

As of March 31, 2016, this forbearance obligation would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 281,250,000 shares, for the satisfaction of the next required monthly payment, (ii) up to 2,825,375,000 shares, for the satisfaction of the next 12 required monthly payments; and (iii) up to 5,044,264,869 shares of our common stock should the entire obligation be converted.

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

The table below presents reconciliation for liabilities measured at fair value on a recurring basis at March 31, 2016 and 2015:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)
	Derivative Liability
	March 31,	March 31,
	2016	2015
Balance at July 1,	$235,425	$637,543
Increase (Decrease) in Derivative and associated liabilities	(20,072)	(102,972)
Debt discounts	-	37,778
Balance at March 31,	$215,353	$572,349

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

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At March 31, 2016, the carrying value of the notes payable and accrued interest for convertible agreements and officers’ notes was approximately $2.2 million The JMJ convertible notes, which were originally due at various times through December 31, 2012, yield an interest rate of 12%, the Fife Forbearance obligation is 9%. Refer to Note 3 of these unaudited condensed consolidated financial statements for more information about the Company’s notes payable as of March 31, 2016.

6.	RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase’s President was also an officer and shareholder of Microphase and mPhase’s Chief Operating Officer was also an employee of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase whereby it would use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was modified during subsequent period based upon Microphase involvement each year. As of July 1, 2011, the fees had been revised to $3,630 per month. In addition, Microphase also charged fees for specific projects on a project-by-project basis, providing the Company with limited services in our most recent fiscal years, primarily warranty repairs on our mPower product line and charges for delivery equipment. On April 15, 2015 the Company moved its Connecticut Office and no longer shares office space with Microphase.

During the nine months ended March 31, 2016 and 2015, $0 and $29,725 have been charged for rent and $4,500 and $15,327 have been charged for other expenses, respectively, to the Company by Microphase. As a result of the foregoing transactions, as of March 31, 2016, the Company owed $32,945 to Microphase.

Mr. Durando was Microphase’s Chief Operating Officer since May 1, 1995 and a Director since March 31, 2010.

Mr. Durando resigned as both an Officer and Director of Microphase Corporation on January 2, 2015. On February 9, 2015 Mr. Durando assigned all his interests in the Capital Stock of Microphase for a period of not less than three years RCKJ Trust as the Grantor. The beneficial owners for economic purposes are Mr. Durando’s children. Mr. Durando was a strategic employee of Microphase Corporation from January 2, 2015 through May 31, of 2017. On June 2, 2017 the RCKJ Trust exchanged all its shares of stock in Microphase in exchange for shares of stock in Digital Power Corporation, a publicly-held company then listed on the New York Stock exchange.

OTHER RELATED PARTIES

A director of the Company, was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On March 31, 2016, The Director’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers were owed unpaid finders’ fees in the amount of $177,000, which is included in due to related parties. Also The Director loaned the Company $90,000 in the fourth quarter of the fiscal year ended June 30, 2015 and additionally, he advanced the Company $20,000 in the nine months ended March 31, 2016, net of repayments, together with $3,775 accrued interest and $113,775 remains outstanding as of March 31, 2016.

Transactions with Officers

At various points during past fiscal years the Messrs. Durando, Dotoli and Smiley provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of these notes are payable on demand and summarized in the tables below.

During the nine months ended March 31, 2016 the Company transferred a fully-depreciated sales vehicle to its Chief Operating Officer, Gus Dotoli, valued at $18,000 as partial repayment of his Officer’s loan. Included in Other Income is $18,000 recorded as a gain on sale in connection with such transfer by the Company.

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Nine Months Ended March 31, 2016

	Durando	Dotoli	Smiley	Officers	K. Durando	Director	Microphase	Total
Consulting / Salary	$130,000	$62,000	$62,000	$254,000	-	-	-	$254,000
Interest	$15,929	$6,805	$5,131	$27,865	-	-	-	$27,865
Rent	-	-	-	-	-	-	-	-
Selling & marketing	-	-	-	-	$50,000	-	$4,500	$54,500
Finders Fees	-	-	-	-	-	$17,000	-	$17,000
Total compensation for the Nine Months Ended March 31, 2016	$145,929	$68,805	$67,131	$281,865	$50,000	$17,000	$4,500	$353,365

Summary of compensation to related parties for the Nine Months Ended March 31, 2015

	Durando	Dotoli	Smiley	Officers	K. Durando	Director	Microphase	Total
Consulting / Salary	$150,000	$75,000	$75,000	$300,000				$300,000
Interest	$39,703	$26,609	$22,573	$88,885				$88,885
Rent				-			$29,725	$29,725
Selling & marketing				-	$54,000		$15,327	$69,327
Finders Fees				-		$34,500		$34,500
Total compensation for the Nine Months Ended March 31, 2015	$189,703	$101,609	$97,573	$388,885	$54,000	$34,500	$45,052	$522,437

Summary of amounts payable to related parties as of March 31, 2016

				Total
				Notes
	Durando	Dotoli	Smiley	Payable-Officers	K. Durando		Director		Microphase	Total
Notes Payable Officers & Director	$306,793	$109,056	$8,800	$424,649	-		$113,775		-	$538,425
Accrued Wages Officers/Accrued Fees	$154,389	$75,194	$75,194	-	$22,000	(i)	-		-	$326,777	(i)
Due to Affiliates	-	-	-	-	-		$177,000		$32,545	$209,545

Interest Payable	$41,240	$17,548	$98,748	$157,536	-		-		-	$157,536
Total Payable to Officers / Affiliates as of March 31, 2016	$502,423	$201,797	$182,742	$582,185	$22,000		$290,775	**	$32,545	$1,232,282

(i)	Amount due to K. Durando of $22,000 is included in Accounts payable and $304,777 of wages accrued for officers are included in Accrued expenses at March 31, 2016

Summary of payables to related parties as of June 30, 2015

				Total Notes
	Durando	Dotoli	Smiley	Payable-Officers	Director	Microphase	Total
Notes Payable Officers & Director	$283,565	$115,915	$5,000	$404,480	$90,000	-	$494,480
Accrued Wages Officers	$29,167	$14,583	$14,583	-		-	$58,333	(i)
Due to Affiliates	-	-	-	-	$160,000	$28,045	$188,045
Interest Payable	$25,311	$10,743	$93,617	$129,671	-	-	$129,671

Total Payable to Officers / Affiliates as of June 30, 2015	$338,043	$141,241	$113,200	$534,151	$250,000	$28,045	$870,529

(i)	$58,333 of wages accrued for officers are included in Accrued expenses at June 30, 2015

7.	SUBSEQUENT EVENTS

●	In April of 2016, the Company closed its warehouse and office space located in Norwalk, Connecticut as a cost cutting measure. On July 16, 2016 the Company closed its office in Clifton, New Jersey to further conserve financial resources. The Company moved to its present address on May 1, 2017 (See Note 4-Commitments & Contingencies)

●	Commencing January 1, 2016 and continuing through May 31, 2017 the Company has accrued but not paid Officer Salaries at the rate of $120,000 per annum for its President and Chief Executive Officer Ron Durando and $48,000 per annum respectively for its Chief Operating Officer Mr. Gustave Dotoli and its Chief Financial Officer and General Counsel Martin Smiley. Previously the Company had accrued but not paid salaries of $200,000 to its President and Chief Executive Officer and $100,000 each to its Chief Operating Officer and Chief Financial Officer and General Counsel respectively for the period commencing in April of 2015 through December 31, 2015.

●	From April 1, 2016 through the date hereof, the Company issued 1,500,000,000 shares of its common stock in private placements pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder raising gross proceeds aggregate of $75,000 all of which was used for working capital and general corporate purposes.

●	In July of 2016, the Company sold a patent covering a portion of its jump starter product line to a competitor for $25,000 which was paid in two installments of $ 12,500 each during the quarter ending September 30, 2016.

●	The Company reserved 1 billion shares of its common stock with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments required under the terms of a Forbearance Agreement with John Fife dated February 10, 2015, which through August 31, 2016, the entire 1 billion shares from this reserve have been issued to satisfy the conversion provisions through that date. No payments have been made under this agreement since August of 2016. On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360,000, without conversion rights, relating to the default by the Company under a Convertible Debenture dated September 13, 2011. At March 31, 2016 we had recorded $1,015,040 of liabilities, including $807,082 for the forbearance agreement and $207,957 for the derivative liability associated with the Conversion feature with respect to this arrangement, as amended.

●	On September 26, 2016, March 24, 2017 and September 24, 2017, Karen Durando, the wife of Ron Durando; and on September 19, 2017 Mr. Smiley returned back to the Company 299,569,203,800 million and 295,430,797; and 1,367,226,450 shares respectively, of previously issued common stock of the Company to provide the Company with sufficient authorized but unissued shares of stock to enable the Company to have additional authorized shares of its common stock to complete present private placements to provide operating capital for the Company.

●	In April of 2017, the Company received a judgment from the Federal District Court of Northern Illinois Eastern Division in its favor with prejudice dismissing a claim by River North Equity covering Convertible Securities of the Company which effectively negated the two notes River North Equity obtained from JMJ Financial. At March 31, 2016 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $1,097,877. At March 31, 2016 the amount recorded in Current Liabilities for the two notes and accrued interest thereon subject to the River North Equity claim was $689,822.

●	Subsequent to March 31, 2016, through September 20, 2016, Messrs. Durando, Biderman, Smiley and Dotoli loaned the Company approximately $35,760, $5000, $15,050 and $1,850 to provide general working capital to commence the filings necessary to bring the Company’s financial statements and required periodic each reports pursuant to section 13 or 15(d) of the securities exchange act of 1934 current.

ITEM 2.	MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS OVERVIEW

mPhase, a New Jersey corporation founded in 1996, is a publicly-held company with over 23,000 shareholders and approximately 16,819,183,048 shares of common stock outstanding as of March 31, 2016. The Company’s common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. As of April 15, 2015, we are headquartered in Clifton, New -Jersey. Previously mPhase shared common office space in Norwalk Connecticut with Microphase Corporation, a privately held company. Microphase is a leader in the field of radio frequency and filtering technologies within the defense and telecommunications industry. It has been in operation for over 50 years and supports mPhase with both engineering and administrative and financial resources as needed.

mPhase is a company specializing in microfluidics, microelectromechanical systems (MEMS) and nanotechnology. mPhase is subject to availability of additional financing, seeking commercializing its first nanotechnology-enabled product for military and commercial applications - The Smart NanoBattery providing Power On Command™. The new patented and patent pending battery technology, based on the phenomenon of electrowetting, offers a unique way to store energy and manage power. Features of the Smart NanoBattery include potentially infinite shelf life, environmentally friendly design, fast ramp to power, programmable control, and direct integration with microelectronic devices.

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

mPhase uses MEMS to precisely control the machining of silicon-based materials at the micrometer and nanometer scales. This ability has led to the Company’s proprietary membrane design that controls the wetting and movement of liquids on a solid surface. mPhase uses micro fluidics to control the flow of liquid electrolyte through the porous membrane and this is also the basis for other possible applications such as self-cleaning surfaces, filtration and separation and liquid delivery systems.

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

On October 19, 2007, the Company announced that in connection with the settlement and dismissal of a civil law suit originally filed on November 16, 2005 by the Securities and Exchange Commission in the Federal District Court in the District of Connecticut, the SEC issued a Cease and Desist Order and certain remedial sanctions against two officers of mPhase Technologies, Inc. The civil suit was filed against Packetport.com, Inc. a Nevada corporation, Microphase Corporation, a Connecticut corporation that provides administrative services to the Company and shares common management with the Company, and others. The two officers of the Company were Mr. Ronald A. Durando, President and Chief Executive Officer and Mr. Gustave T. Dotoli, the Chief Operating Officer. The civil suit by the SEC named as respondents Mr. Durando, Mr. Dotoli and others in connection with their activities as officers and directors of Packetport.com. The cease and desist order from the SEC found that (1) all parties had violated Section 5 of the Securities Act of 1933, as making unregistered offers or sales of Packetport.com common stock, (2) Mr. Durando and Mr. Dotoli had violated Section 16(a) of the Securities Exchange Act of 1934, as amended, and Rule 16(a) thereunder by failing to timely disclose the acquisition of their holdings on Form 3's, and (3) Mr. Durando had violated Section 13(d) of the Securities Exchange Act of 1934, as amended, for failing to disclose the acquisition of more than five percent of the stock of Packetport.com. Under the order Mr. Durando was required to disgorge $150,000 and Mr. Dotoli was required to disgorge $100,000. The Company was not named as a party to the civil suit. More information regarding the detailed terms of the settlement can be found in SEC release No 8858 dated October 18, 2007 promulgated under the Securities Act of 1933 and SEC Release No. 56672 dated October 18, 2007 promulgated pursuant to the Securities Exchange Act of 1934. Mr. Durando and Mr. Dotoli have continued to serve as officers and directors of the Company. Mr. Durando and Mr. Dotoli together with Microphase corporation and others, without admitting or denying the findings of the SEC, except as to jurisdiction and subject matter, have consented to the entry of the Order Instituting Cease and Desist Proceedings, Making Findings and Imposing a Cease and Desist Order and Remedial Sanctions pursuant to Section 8A of the Securities Exchange Act of 1933 and Section 21C of the Securities Exchange Act of 1934

In February of 2008, the Company announced that a prototype of its Smart NanoBattery was successfully deployed in a gun-fired test at the Aberdeen Proving Ground at Maryland. The test was conducted by the U.S. Army Armament Research and Development and Engineering Center (ARDEC) of Picatinny, New Jersey. The battery not only survived the harsh conditions of deployment at a gravitational force in excess of 45,000 g, but was also flawlessly activated in the process.

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

On February 9, 2011, the Company announced that it had signed a 3 year Cooperative Research and Development Agreement (CRADA) with the U.S. Army Armament Research, Development, and Engineering Center (ARDEC) at Picatinny, New Jersey, to continue to cooperatively test and evaluate the mPhase Smart NanoBattery, including new design features functionally appropriate for DoD based systems requiring portable power sources. The army researchers are evaluating the prototypes using the Army’s testing facilities at Picatinny Arsenal in New Jersey in order to determine applicability of the technology to gun fired munitions and potentially to incorporate the technologies into research and development and other programs sponsored by Picatinny. The Research Agreement is supported by the Fuse & Precision Armaments Technology Directorate.

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

On March 6, 2012, the Company announced that it is exploring the printing of its Smart NanoBattery on grapheme and other new advanced materials. Graphene is a very strong material that has been described as the most conductive material known, making it a vast improvement over silicon. Graphene has the potential to lead to faster, cheaper and more flexible devices including power sources

On August 16, 2012, the Company announced that it had received a notice of allowance for a patent from the U.S. patent office for a reserve battery utility patent. The techniques described in the patent are for creating a battery system that is easily activated via a low energy mechanical force, thus allowing the reserve battery to be used in a wide variety of consumer related and non-consumer related electrical devices. The invention generally relates to a reserve battery, which includes a battery case having an electrolyte compartment at a first end and an electrode compartment at a second end, a first terminal having an external button connected to the case at the first end, and a second terminal connected to the case at the second end. A movable ampoule is movably positioned within the electrolyte compartment. A bias member is located within the case between the external button and the ampoule, and a porous cutter is positioned within the case between the electrodes and the ampoule and supported by an inverted U-shaped support structure. When an external force is applied to the external button, the bias member transfers an internal force to the ampoule to cause the ampoule to engage the cutter and allow the electrolyte to release thus activating the battery.

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

On January 24, 2013, the Company announced that it had received a notice of allowance from the U.S. patent office of a patent covering a device for fluid spreading and transport. The invention relates to a single porous substrate formed from a network of filaments wherein the network of filaments is comprised of a first plurality of filaments and a second plurality of filaments is exposed to a surface modification treatment and the second plurality of filaments is covered with a conformal coating. A wetting region comprised of the first plurality of filaments extends through a first portion of the porous substrate and is permeable to fluid transport and a non-wetting region comprised of the second plurality of filaments which is operable to switch between a wetting and non-wetting state by an electrical source coupled to the second plurality of filaments. The invention protects a porous substrate with integrated wetting and non-wetting regions and is a key patent win for the Company relative to the protection of its intellectual property in the area of micro fluid dynamics.

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

In July of 2016 the Company sold its major patent related our Jump Products leading the Company to discontinue its line of Jump Starter products marketed by mPower Technologies, Inc. (see note 7 - Subsequent Events). (SEE ALSO_ MANAGEMENT’S PLANS AND CURRENT STATUS).

FINANCIAL OVERVIEW

Revenues. Since October 1, 2013, quarterly revenue, if any, has primarily been attributable to sales of its Jump and Mini Jump Products. Owing to increased competition, contracting margins and the inability to fund volume purchases of inventory at favorable prices, the Company decided to discontinue its line of Jump Starter products.

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

Cumulative losses, net worth and capital needs

The Company has incurred cumulative losses of ($211,629,125) and has a stockholders’ deficit of ($4,440,236) through March 31, 2016. The auditors’ report for the fiscal year ended June 30, 2015 includes the statement that "there is substantial doubt of the Company’s ability to continue as a going concern". As of March 31, 2016, the Company had a negative net worth of ($4,440,236) compared to a negative net worth of ($3,842,865) as of June 30, 2015 as a result of continuing net losses.

The Company raised $153,000 in net proceeds from private placements of 616,666,667 shares of common stock during the nine months ended March 31, 2016. The Company raised $515,500 in net proceeds from private placements of 1,533,333,333 shares of its common stock during the nine months ended March 31,2015.

While the Company believes it will be able to fund short term capital needs, it will from time to time need to supplement such funding. In the longer term, we estimate that the Company will need to raise approximately $2,000,000 to $4,000,000 of additional funds through June 30, 2018 in order to fund the repayment of convertible debt and continue commercialization of its products, the range affected by the how many products the Company rolls out.

The Company does not expect to derive any material revenue from its nanotechnology product development during the current fiscal year. The Company estimates that material revenues from its SmartNanoBattery could occur in 18 months depending upon the Company’s ability to secure federal funding in the form of SBIR grants and adoption and custom tailoring of such product as a reserve battery to a computer memory or other function for a specific weapons system. Revenues were derived in fiscal year 2016 from sales of the Company’s jump starter products; however, the commoditization of such products puts future revenues in doubt as the Company begins to wind down sales of such products seeking to capitalize on more lucrative opportunities.

THREE MONTHS ENDED MARCH 31, 2016 VS. MARCH 31, 2015

REVENUE

Total revenues were $96,542 for the three months ended March 31, 2016, compared to $174,442 for the three months ended March 31, 2015. The decrease in revenue was the result of a reduction in sales by the Company Jump Starter products.

RESEARCH AND DEVELOPMENT

Research and development expenses were $0 for the three months ended March 31, 2016 as compared to $0_ during the comparable period in 2015. The Company has curtailed its program in research and development in order to conserve funds during the period.

Subject to available funds, the Company intends to increase research and development efforts throughout fiscal 2017 and 2018. Such research is expected to focus on other applications for “smart surfaces” including the Smart Nano Battery. The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for both commercial and defense applications.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses were $32,288 for the three months ended March 31, 2016 as compared to $55,513 for the comparable period in 2015.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $207,487 for the three months ending March 31, 2016, down from $342,785 or a decrease of $135,298 from the comparable period in 2015. Administrative expenses were held in check as the Company has made a concentrated effort to freeze or otherwise reduce administrative costs while it seeks to commercialize its smart nanobattery product capabilities and secure more substantial research funding for possible applications of its “smart surfaces” technology.

OTHER (EXPENSE) AND INCOME

Included in this category for the three month period ended March 31, 2015 are non-cash charges and costs or credits associated with convertible debt derivative liabilities. Such costs and credits include a non-cash credit for the change in derivative value of $510,748, resulting in a net gain of income from derivative liabilities associated with the Company’s convertible debt and is not indicative of operating results. Additionally, net interest expense of $93,904 and settlement income of $84,334 brought total other income to $435,222 in the current period. For the same period ended March 31, 2015,these include a non-cash gain for the change in derivative value of $19,457, plus amortization of debt discount costs of $11,123 and prepayment fees of $6,667, resulting in a net gain of $1,667 from derivative liabilities associated with the Company’s convertible debt and is not indicative of operating results. Additionally, net interest expense of $82,372 and settlement expense of $3,629, brought total other expense to $84,334 .NET INCOME AND (LOSS)

The Company recorded net gain of $229,698 for the three months ended March 31, 2016 as compared to net loss of $424,477 for the three months ended March 31, 2015. This represents a net income per common share of ($0) and loss per share of ($0) for the three month periods ended March 31, 2016 and 2015 respectively. The net loss recorded in the current period as compared to the net loss reported for the same period last year is directly attributable to the magnitude of the net gain from derivative liabilities associated with the Company’s convertible debt recorded for the three months ended March 31, 2016 and is not indicative of operating results.

NINE MONTHS ENDED MARCH 31, 2016 VS. MARCH 31,, 2016

REVENUE

Total revenues were $494,978 for the nine months ended March 31, 2016 compared to $969,415 for the Nine months ended March 31, 2015. The decrease in revenue was the result of the decline in working capital that caused the Company to carry a smaller inventory and a Black Friday sale from a major customer in the previous year that was absent in the current nine month period.

RESEARCH AND DEVELOPMENT

Research and development expenses were $0 for the nine months ended March 31, 2016 as compared to $4,694 during the comparable period in 2015. The Company has curtailed its program in research and development in order to converse funds during the period.

Subject to available funds, the Company desires to increase its research and development efforts throughout fiscal 2017 and 2018. Such research is expected to focus on other applications for “smart surfaces” including the Smart Nano Battery. The initial applications for the nano power cell technology will address the need to supply emergency and reserved power to a wide range of electronic devices for both commercial and defense applications.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses were $126,937 for the nine months ended March 31, 2016 as compared to $194,949 for the comparable period in 2015.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (G&A) expenses were $693,382 for the nine months ending March 31, 2016, down from $1,098,985 or a decrease of 405,603 from the comparable period in 2015. Administrative expenses were held in check as the Company has made a concentrated effort to freeze or otherwise reduce administrative costs while it seeks to commercialize its smart nanobattery product capabilities and secure more substantial research funding for possible applications of its “smart surfaces” technology.

OTHER (EXPENSE) AND INCOME

Included in this category for the nine months ended March 31, 2016 are non-cash charges and costs or credits associated with convertible debt. This includes a non-cash credit for the change in derivative value of $20,072, net gain of the same amount from derivative liabilities associated with the Company’s convertible debt and is not indicative of operating results. Additionally, net interest expense of $267,142 and settlement income of $19,538 brought total other expense to $227,531 in the period. For the same period ended March 31, 2015, includes a non-cash gain for the change in derivative value of $121,441, prepayment fees of $21,583 and debt discount amortization of $37,778, resulting in a net gain of $62,080 from derivative liabilities associated with the Company’s convertible debt and is not indicative of operating results. Additionally, net interest expense of $244,214 and settlement expense of $141,048 brought total other expense to $323,182 in the period.

NET INCOME AND (LOSS)

The Company recorded a net loss of $894,354 for the nine months ended March 31, 2016 as compared to net loss of $1,276,157 for the nine months ended March 31, 2015. This represents a net loss per common share of ($0) and loss per share of ($0) for the nine month periods ended March 31, 2016 and March 31, 2015, respectively. The net loss recorded in the current period as compared to the net loss reported for the same period last year is directly attributable to the magnitude of the net gain from derivative liabilities associated with the Company’s convertible debt recorded for the nine months ended March 31, 2016 and is not indicative of operating results.

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

MATERIAL EQUITY INSTRUMENTS

The Company has material equity instruments including convertible debentures and convertible notes that are accounted for as derivative liabilities (SEE BELOW).

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

MATERIAL RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

mPhase’s President was also an officer and shareholder of Microphase. Mr. Durando was Microphase’s chief operating officer since May 1, 1995 and a director since March 31, 2010 until his resignation from both positions on January 22, 2015. On February 9, 2015 Mr. Durando assigned all his interests in the Capital Stock of Microphase, for a period of not less than three years, to the RCKJ Trust as the Grantor. The beneficial owners for economic purposes are Mr. Durando’s children. Mr. Durando is presently strategic employee of Microphase. On May 1, 1997, the Company entered into an agreement with Microphase whereby it would use office space as well as the administrative services of Microphase, including the use of accounting personnel. This agreement was for $5,000 per month and was on a month-to-month basis. In July 1998, the office space agreement was revised to $10,000, in January 2000 to $11,050 per month, in July 2001 to $11,340 per month, in July 2002 to $12,200 per month, in January 2003 to $10,000 per month, and in July 2003 to $18,000 per month. Additionally, in July 1998, mPhase entered into an agreement with Microphase whereby mPhase would reimburse Microphase $40,000 per month for technical research and development. In January 2003 the technical research and development agreement was revised to $20,000 per month, and in July 2003 it was further revised to $5,000 per month for technical and research development, $5,000 per month for administrative services and $5,000 per month under the office space agreement. Beginning July 1, 2006, billings for all of the above services have been $5,000 per month and in July 2008; such fees were reduced to $3,000 per month. As of July 1, 2011, the fees have increased to $3,630 per month. In addition, Microphase also charges fees for specific projects on a project-by-project basis. In April 2015 the Company moved its Connecticut office to a new location and no longer shares its office with Microphase.

mPhase’s President was also an officer, director and shareholder of Microphase Corporation. Mr. Durando was Microphase’s Chief Operating Officer since May 1, 1995 and a Director since March 31, 2010.

Mr. Durando resigned as both an Officer and Director of Microphase Corporation on January 2, 2015. On February 9, 2015 Mr. Durando assigned all his interests in the Capital Stock of Microphase for a period of not less than three years RCK Trust as the Grantor. The beneficial owners for economic purposes are Mr. Durando’s children. Mr. Durando was a strategic employee of Microphase Corporation from January 2, 2015 through May 31, of 2017. On June 2, 2017 the RCK Trust exchanged all its shares of stock in Microphase in exchange for shares of stock in Digital Power Corporation, a publicly-held company then listed on the New York Stock exchange.

During the nine months ended March 31, 2016 and 2015, $0 and $29,725 have been charged for rent and $4,500 and $15,327 have been charged for other expenses, respectively, to the Company by Microphase. As a result of the foregoing transactions, as of March 31, 2016, the Company had a $ 32,945 payable to Microphase.

OTHER RELATED PARTIES

A director of the Company, was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. OnMarch 31, 20165, The director’saffiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers were owed unpaid finders’ fees in the amount of $177,000, which is included in due to affiliates. Also, Mr. Biderman loaned the Company $90,000 in the fourth quarter of fiscal year ended June 30, 2015 and advanced an additional $20,000 during the nine months ended March 31, 2016 and together with $3,775 accrued interest, $113,775 remains outstanding at March 31, 2016.

Transactions with Officers

At various points during past fiscal years Messrs, Durando, Dotoli and Smiley provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand.

During the nine months ended March 31, 2006 the Company transferred a fully-depreciated sales vehicle to its Chief Operating Officer, Gus Dotoli, valued at $18,000 as partial repayment of his Officer’s loan. Included in Other Income is $18,000 recorded as a gain on sale in connection with such transfer by the Company.

Total compensation and payables to related parties and to officers is summarized below:

Summary of compensation to related parties for the Nine Months Ended March 31, 2016

	Durando	Dotoli	Smiley	Officers	K. Durando	Director	Microphase	Total
Consulting / Salary	$130,000	$62,000	$62,000	$254,000	-	-	-	$254,000
Interest	$15,929	$6,805	$5,131	$27,865	-	-	-	$27,865
Rent	-	-	-	-	-	-	-	-
Selling & marketing	-	-	-	-	$50,000	- $	4,500	$54,500
Finders Fees	-	-	-	-	-	$17,000	-	$17,000
Total compensation for the Nine Months Ended March 31, 2016	$145,929	$68,805	$67,131	$281,865	$50,000	$17,000	$4,500	$353,365

Summary of compensation to related parties for the Nine Months Ended March 31, 2015

	Durando	Dotoli	Smiley	Officers	K. Durando	Director	Microphase	Total
Consulting / Salary	$150,000	$75,000	$75,000	$300,000	-	-	-	$300,000
Interest	$39,703	$26,609	$22,573	$88,885	-	-	-	$88,885
Rent	-	-	-	-	-	-	$29,725	$29,725
Selling & marketing	-	-	-	-	$54,000	-	$15,327	$69,327
Finders Fees	-	-	-	-	-	$34,500	-	$34,500
Total compensation for the Nine Months Ended March 31, 2015	$189,703	$101,609	$97,573	$388,885	$54,000	$34,500	$45,052	$522,437

Summary of amounts payable to related parties as of March 31, 2016

				Total
				Notes
	Durando	Dotoli	Smiley	Payable-Officers	K. Durando		Director		Microphase	Total
Notes Payable Officers & Director	$306,793	$109,056	$8,800	$424,649	-		$113,775		-	$538,425
Accrued Wages Officers/Accrued Fees	$154,389	$75,194	$75,194	-	$22,000	(i)	-		-	$326,777	(i)
Due to Affiliates	-	-	-	-	-		$177,000		$32,545	$209,545

Interest Payable	$41,240	$17,548	$98,748	$157,536	-		-		-	$157,536
Total Payable to Officers / Affiliates as of March 31, 2016	$502,423	$201,797	$182,742	$582,185	$22,000		$290,775	**	$32,545	$1,232,282

(i)	Amount due to K. Durando of $22,000 is included in Accounts payable and $304,777 of wages accrued for officers are included in Accrued expenses at March 31, 2016

Summary of payables to related parties as of June 30, 2015

				Total Notes
	Durando	Dotoli	Smiley	Payable-Officers	Director	Microphase	Total
Notes Payable Officers & Director	$283,565	$115,915	$5,000	$404,480	$90,000	-	$494,480
Accrued Wages Officers	$29,167	$14,583	$14,583	-		-	$58,333	(i)
Due to Affiliates	-	-	-	-	$160,000	$28,045	$188,045
Interest Payable	$25,311	$10,743	$93,617	$129,671	-	-	$129,671

Total Payable to Officers / Affiliates as of June 30, 2015	$338,043	$141,241	$113,200	$534,151	$250,000	$28,045	$870,529

(i)	$58,333 of wages accrued for officers are included in Accrued expenses at June 30, 2015

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative losses of ($211,629,125) and a working capital deficit of ($4,249,421) as of March 31, 2016. The auditors’ report for the fiscal year ended June 30, 2015 includes the statement that "there is substantial doubt of the Company’s ability to continue as a going concern". As of March 31, 2016, the Company had a negative net worth of ($4,440,206) compared to a negative net worth of ($3,842,865) as of June 30, 2015 as a result of continuing net losses.

During the nine months ended March 31, 2016, the Company issued 616,666,667 shares of its common stock in connection with private placements, pursuant to Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended, raising gross proceeds of $170,000 and incurred finder’s fees in the amount of $17,000. The proceeds were used by the Company as working capital.

During the nine months ended March 31, 2015, the Company issued 1.533 million shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended, raising gross proceeds of $550,000 and incurring finder’s fees of 50,000,000 shares of common stock and $34,500. The proceeds were used by the Company as working capital.

Also during the nine months ended March 31, 2016, an unaffiliated shareholder advanced the Company $35,000, which was converted into 175,000.000 shares of the Company’s common stock effective March 31, 2016.

Additionally, the Director who had loaned the Company $90,000 in the fourth quarter of the fiscal year ended June 30, 2015 advanced the Company $20,000 in the nine months ended March 31, 2016, net of repayments, together with $3,775 accrued interest and as a result $113,775 remains outstanding as of March 31, 2016.

While the Company believes that private placements of its common stock to be issued from time to time will fund short term capital needs it will soon need to seek shareholder approval to increase its authorized shares of common stock.

The Company does not expect to derive any material revenue from its nanotechnology product development until after a deployment and custom tailoring of its Smart Nanobattery in the foreseeable future owing to its current financial condition which does not allow further work to complete the product.

MANAGEMENT’S PLANS AND CURRENT STATUS

The Company is curtailing its efforts with respect to selling its line of automotive jump starter products owing to increased competition resulting in poor margins as a result of commodity pricing of such products. The Company is seeking alternative products for development but does not foresee a definitive path to revenues to replace the winding down of its line of automotive jump products. The Company has faced significant challenges in funding sufficient inventory of such products to compete successfully with larger competitors selling such product.

The Company is considering strategic alternatives to best monetize its remaining patent portfolio restructuring and revising its debt obligations and Capital structure. The Company and the note holders for arrangements 1 through 3, JMJ Financial, had been renegotiating the settlement of these agreements; In April of 2017, the Company received a judgment from the Federal District Court of Northern Illinois Eastern Division in its favor with prejudice dismissing a claim by River North Equity covering Convertible Securities of the Company which effectively negated the two notes River North Equity obtained from JMJ Financial. At March 31, 2016 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $1,097,877. At March 31, 2016 the amount recorded in Current Liabilities for the two notes and accrued interest thereon subject to the River North Equity claim was $689,822.

On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360,000, without conversion rights, in connection with the default by the Company under a Convertible Debenture dated September 13, 2011. At March 31, 2016 we had recorded $1,015,040 of liabilities, including $807,082 for the forbearance agreement and $207,957 for the derivative liability associated with the Conversion feature with respect to this arrangement, as amended.

The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products. There can be no assurance the necessary debt or equity financing will be available, or if so, on terms acceptable to the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at March 31, 2016.

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

The Company did identify control deficiencies regarding its present accounting structure:

Lack of segregation of duties and control procedures that would include multiple levels of supervision and review have both been limited due to the reduced level of accounting staff and the Company’s lack of funding.

The Company remediated these deficiencies by increasing the role of an external contract controller.

There was a change in our internal control over financial reporting during the quarter ended March 31, 2016, which included the laying off the Company’s accounting manager, which the Company remediated by the increased involvement of an external contract controller. The result of the changes in our internal control over financial reporting and the Company’s remediation steps to address the change, the Company believes it has made the necessary adjustments so that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of May 12, 2016 the Company entered into a Third Amendment to the Forbearance Agreement again rescheduling certain of the monthly payments. The Amendment was filed with the SEC on Form 8k on May 23, 2016.

On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360, 000, without conversion rights, in connection with the default by the Company under a Convertible Debenture dated September 13, 2011.

In April of 2017, the Company received a judgment from the Federal District Court of Northern Illinois Eastern Division in its favor with prejudice dismissing a claim by River North Equity covering Convertible Securities of the Company which effectively negated the two notes River North Equity obtained from JMJ Financial... At March 31, 2016 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $1,097,877. At March 31, 2016 the amount recorded in Current Liabilities for the two notes and accrued interest thereon subject to the River North Equity claim was $689,822.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All proceeds received from the following financings were used by the Company for working capital needs.

Private Placements

During the nine months ended March 31, 2016, the Company issued 616,666,667 shares of its common stock in connection with private placements, pursuant to Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended, raising gross proceeds of $170,000 and incurred finder’s fees in the amount of $17,000 The proceeds were used by the Company as working capital.

Stock Based Compensation

During the nine months ended March 31, 2016, the Company issued 23,028,000 shares of common stock to an employee valued at $7,804, based upon the closing trading price for each quarter end earned. The Company during such period did not issue any common stock, warrants or options to officers.

Conversion of Debt Securities

During the nine months ended March 31, 2016, the Company authorized the conversion of $10,000 of Convertible Debt and Accrued Interest thereon relating to the forbearance agreement and a $35,000 Demand note into 62,500,000 and 175,000,000 shares respectively, or a total of $45,000 of debt into 237,500,000 shares; of the Company's Common stock.

Long Term Convertible Debentures / Debt Discount

The Company had nine (9) separate convertible debt arrangements with independent investors that were in effect at various times during the two fiscal years ended June 30, 2015, three (3) of which were still active as of March 31, 2016.

These transactions are intended to provide liquidity and capital to the Company and are summarized below.

Arrangement #1, #2, &, #3 (JMJ Financial, Inc.)

Arrangement #1

The Company entered into a convertible note on November 17, 2009, the Company received a total of $186,000 of proceeds in connection with a new financing agreement with JMJ Financial. This transaction consists of the following: 1) a convertible note in the amount of $1,200,000 plus a one-time interest factor of 12% ($144,000) and a maturity date of September 23, 2012 and (2) a secured promissory note in the amount of $1,100,000 plus a one-time interest rate factor of 13.2% ($144,000 each) and a maturity date of September 23, 2012 due from the holder of the convertible note.

At June 30, 2012 this convertible note had $372,060 outstanding which was combined with arrangement #3 JMJ Financial, Inc.

Arrangement #2

On December 15, 2009 the Company entered into a new financing agreement with JMJ Financial that consists of the following: 1) a convertible note issued by the Company in the amount of $1,500,000 plus a one-time interest factor of 12% ($180,000) and a maturity date of December 15, 2012 and (2) a secured promissory note in the amount of $1,400,000 plus a one-time interest rate factor of 13.2% ($180,000 ) and a maturity date of December 15, 2012 due from the holder of the convertible note. To date the Company has received a total of $300,000 cash under this note and has issued no shares of common stock to the holder upon conversions.

The Company and the holder are continuing to negotiate potential amendments to this agreement, and funding and conversions have not occurred since April, 2011. During the year ended June 30, 2011, amortization of debt discount amounted to $418,552, reducing the balance to $100,000.

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

During the year ended June 30, 2012 the Company reduced the debt discount for this note by $91,000 to $9,000, and as a result $109,000 was combined with Arrangements 1&2 for a total of $ 802,060 principle due from the combined notes payable, with a revised interest rate of 9%, to JMJ.

As of June 30, 2015, and March 31, 2016, the combined arrangements with JMJ in this note would be convertible into 258,208,588 and 274,469,385 common shares at the conversion floor price of $.004; and would be required to do so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement.

The Company has not made any payments of the $37,018 installment payments commencing October 1, and the holder has continued to accrue interest on the outstanding balance. At March 31, 2016 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $1,097,877

Arrangement #4 (John Fife dba St. George Investors)/Fife Forbearance

The company entered into an amended agreement on June 1, 2012, when principle of $557,500 accrued interest of $66,338 and $95,611 of contractual charges for previous notes with John Fife totaled $719,449; whereby, the Company agreed to make payments of principle and interest of $33,238 per month commencing October 1, 2012 through September 1, 2014 at 8% interest and so long as the payments are not in default then no conversions into the Company’s common stock would be available to the holder.

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

The terms of the agreement, as amended, provide for interest to accrue on the unpaid portion at 9% per annum with monthly payments in cash or conversions into common stock of the Company; commencing with an initial $15,000 payment due on February 15, 2015, and thereafter and on or before the 15th day of each month thereafter the Company agrees to pay to Holder the following amounts ; $30,000.00 per month on each of the following dates: March 15, 2015, April 15, 2015, May 15, 2015, June 15, 2015, and July 15, 2015; $15,000.00 per month on each of the following dates: August 15, 2015 and September 15, 2015; $20,000.00 per month on each of the following dates: October 15, 2015, November 15, 2015, and December 15, 2015; $35,000.00 per month on each of the following dates: January 15, 2016 and February 15, 2016 and March 15, 2016; and $50,000.00 per month thereafter until the Forbearance Amount has been paid in full. The Company has been able to meet its monthly payment obligations through November 2015.

The value of the forbearance debt obligation on June 30, 2015 is $902,253. At June 30, 2015, given the changes in the Company’s stock price during the 20 day look-back period for June 30, 2015, the estimated derivative liability had decreased to $232,423, a decrease from June 30, 2014 of $548,906 totaling $316,493, which when added to the $18,469 increase at the time the forbearance agreement resulted in a non-cash credit to earnings of $334,962 for the year ended June 30, 2015. The Forbearance agreement requires the Company to place, and the Company has done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments. The agreement original agreement also provided that the Company file a Proxy statement before June 1, 2015 should additional shares be needed for the conversion reserve. The Company has not filed such a proxy statement due to cost prohibitions. The Company had not issued any stock for conversions since entering into the forbearance agreement and during the year ended June 30, 2015 the Company repaid $69,081 of principle and $41,019 of interest under the agreement.

As of August 11, 2015, the Company entered into an Amendment No. 1 with Fife to the Forbearance Agreement rescheduling the monthly payment schedules.

At December 31, 2015, the derivative liability was estimated to be $716,543, an increase of $484,120 from $232,423, the balance as of our last fiscal year end, creating a charge to expense of a like amount during the six months then ended.

As of January 19, 2016, the Company entered into a Second Amendment to the Forbearance Agreement again rescheduling certain of the monthly payments.

As of March 31, 2016, the derivative liability was estimated to be $207,957, a decrease of $508,586 for the three months ended March 31, 2016 resulting in a net credit for the three months period of that amount and a $24,467 net credit for the nine months ended March 31, 2016.

During the nine months ended March 31, 2016 the Company repaid $95,170 of principle and $54,830 of interest under the agreement which is included as a non-cash conversion of 62,500,000 shares of the Company’s common stock valued at $10,000 of which $3,907 represented accrued interest and $6,093 represented principle. The value of the forbearance debt obligation on March 31, 2016 is $807,083.

As of March 31, 2016 this forbearance obligation, as amended, would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 281, 250,000 shares, for the satisfaction of the next required monthly payment, (ii) up to 2,824,375,000 shares, for the satisfaction of the next 12 required monthly payments; and (iii) up to 5,044,264,869 shares of our common stock should the entire obligation be converted.

On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360, 000, without conversion rights, in connection with the default by the Company under a Convertible Debenture dated September 13, 2011.

Arrangement #5 (MH Investment trust II)

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

At the time of the transaction, the estimated derivative value of this security and the warrant was calculated to be $37,778 and the company recorded a loan discount of the same amount. During the year ended June 30, 2015 the Company amortized $37,778 to loan discount expense and the unamortized loan discount was reduced to $0. As of June 30, 2015, which given the changes in the Company’s stock price during the 10 day look-back period for this date the estimated liability had decreased to $3,002, a decrease for this period of $34,776 and creating a non-cash credit to earnings of that amount. Based upon the price of the Company’s common stock and and a partial principle payments during the year ended June 30, 2015 of $36,667; on June 30, 2015 this Note is convertible into approximately 25,016,667 shares of common stock. As of March 31, 2016, which given the changes in the Company’s stock price during the 10 day look-back period for this date the estimated liability had increased to $7,396, an increase for this period of $4,394 and creating a non-cash charge to earnings of that amount during the nine months ended March 31, 2016. At March 31, 2016 the note balance was $3,333 and accrued interest of $1,597, at 12%, remained due under this agreement. Based upon the price of the Company’s common stock on March 31, 2016 this Note is convertible into approximately 41, 086,385 shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Form 8K dated January 28, 2016 announcing second amendment to Fife Forbearance Agreement.

Form 8K dated February 22, 2016 announcing change in name of auditing firm

EXHIBITS
99.1	Judgment Settlement Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: November 15, 2017	By:	/s/ Martin S. Smiley
Martin S. Smiley EVP, CFO and General Counsel

