Form 10-K
period 2016-06-30
MPHASE TECHNOLOGIES INC
filed 2018-05-15
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE YEAR ENDED JUNE 30, 2016

COMMISSION FILE NO. 000-30202

mPHASE TECHNOLOGIES, INC.

(Name of issuer in its charter)

NEW JERSEY	22-2287503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

688 New Dorp Lane Staten Island, New York	10306-4933
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  973-256-3737

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

Yes ☐     No ☒

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,554,529 based upon the closing sale price as of that date. As of June 30, 2016, there were 17,772,643,845 shares of common stock, $.001 par value, outstanding.

As of May 4, 2018, there were 16,360,514,523 shares of common stock, $.001 par value, outstanding.

Documents Incorporated by Reference

None.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2016

PART I

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect the Company’s current views with respect to future events and are based on assumptions and subject to risks and uncertainties. The Company discusses many of these risks and uncertainties in greater detail in Part I, Item 1A of this 10-K under the heading “Risk Factors.” These risks and uncertainties may cause the Company’s actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. You should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent the Company’s estimates and assumptions as of the date of this report. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

ITEM 1. BUSINESS

General Description of the Business

mPhase Technologies, Inc. (“mPhase” or the Company) is a publicly-held New Jersey corporation. The Company has approximately 23,000 shareholders and approximately 17,772,643,845 shares of common stock outstanding as of June 30, 2016. The Company was founded in 1996 and its common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. The Company had offices in Clifton, New Jersey as well as Norwalk, Connecticut during fiscal year ended June 30, 2016. Beginning in July of 2017 the Company moved its office to Staten Island, New York.

The Company has faced a very challenging environment since March of 2016. Lack of available funds to pay its outside auditors and other transaction costs associated with timely filings with the Securities and Exchange Commission (“SEC”) of its periodic financial statements has resulted in the Company being delinquent with respect to such filings starting with its Form 10Q for the 3-month period ended March 31, 2016. The Company is using its best efforts to secure funding required to complete all of its delinquent SEC filings and thereafter remain current with respect to such filings.

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

As of June 30, 2016 the Company has a patent portfolio of 16 patents (licensed, solely and jointly owned), including patent applications pending or subject to reinstatement, in the United States. The patents cover our battery products and our Smart Surfaces Technology –an innovative platform to control the flow of fluids by manipulating the ways liquids behave when in contact with a solid or porous surface.

The Company’s first application, using its Smart Surface technology, is a Smart NanoBattery providing Power On Command™. The patent pending and patented battery technology, based on the phenomenon of electrowetting, offers an innovative way to store energy and manage power. Features of the Smart NanoBattery include potentially infinite shelf life prior to initial activation, environmentally friendly design, fast ramp to power, programmable control, and direct integration with microelectronic devices. The platform technology behind the Smart NanoBattery is a porous nanostructured material used to repel and precisely control the flow of liquids. The material has a Smart Surface that can potentially be designed for other innovative products such as a transdermal smart drug delivery system.

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

In a separate effort, mPhase introduced, through mPower Technologies, Inc., a wholly-owned subsidiary, a product line of four emergency portable jumpstarters for the automotive/marine industries. The following products of mPower Technologies, Inc. generated a total of $523,116 in revenue for the Company in the 12-month period ending June 30, 2016.

In April of 2016, the Company began to wind-down and discontinue this entire product line of Jump Starters and Related Products sold through its subsidiary mPower Technologies, Inc. due to increased competition, contracting margins, and lack of funds to purchase substantial inventory, resulting in purchase volume discounts (See “Subsequent Events” describing the Company’s termination of its entire line of mPower Technologies, Inc products in order to conserve financial resources).

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

In its Smart NanoBattery, mPhase exploits the physical phenomenon of electrowetting by which a voltage is used to change the wetting properties of a liquid/solid interface at the nanometer scale. Through electrowetting, mPhase can change a surface from what is referred to as a hydrophobic (“liquid repelling”) state to a hydrophilic (“liquid attracting”) state. In the hydrophobic state, the liquid beads up or is repelled by the surface. In the hydrophilic state, the liquid spreads out or is absorbed by the surface. The ability to electronically control the wetting characteristics of a surface at the nanometer scale is the core of mPhase’s nanotechnology operations and intellectual property portfolio.

In the Smart NanoBattery application, mPhase uses electrowetting as a new technique to activate or literally “turn on” a battery once it is ready to be used for the first time. At the heart of the Smart NanoBattery is a porous, nanostructured superhydrophic or superlyophobic membrane designed and fabricated by mPhase. The so-called superhydrophobic membrane applies to water and the superlyophobic membrane applies to nonaqueous or organic liquids such as ethanol or mineral oil. The difference between the two membrane types lies in the nanoscale architecture at the surface. By virtue of its superhydrophobic or superlyophobic character, the membrane, although porous, can physically separate the liquid electrolyte from the solid electrodes so that the battery remains dormant or inactive, thus providing no voltage, or current until called upon.

This electrolyte-electrode separation gives the battery the feature of potentially unlimited shelf life and the benefit of being always ready when needed, which is not necessarily the case for conventional batteries. Electrowetting alters the liquid/membrane interface so that the liquid is now able to flow over the membrane’s surface and rapidly move through the pores where it can contact the solid electrode materials located on the other side of the membrane. mPhase uses MEMS, to precisely control the machining of silicon-based materials at the micrometer and nanometer scales. This ability has led to the Company’s proprietary membrane design that controls the wetting and movement of liquids on a solid surface. mPhase uses microfluidics to control the flow of liquid electrolyte through the porous membrane and is also the basis for other possible applications such as drug delivery and water filtration systems.

History of Nanotechnology Operations

Smart NanoBattery

mPhase Technologies, along with Bell Labs, jointly conducted research from February 2004 through April of 2007 that demonstrated control and manipulation of fluids on superhydrophobic and superlyophobic surfaces to create a new type of battery or energy storage device with power management features obtained by controlling the wetting behavior of a liquid electrolyte on a solid surface. The scientific research conducted set the ground work for continued development of the Smart NanoBattery and forms a potential path to commercialization of the technology for a broad range of market opportunities. The Company began its efforts by entering into a $1.2 million 12-month Development Agreement in February of 2004 with the Bell Labs division of Alcatel/Lucent for exploratory research of control and manipulation of fluids on superhydrophobic surfaces to create power cells (batteries) by controlling wetting behavior of an electrolyte on nanostructured electrode surfaces. The goal was to develop a major breakthrough in battery technology creating batteries with longer shelf lives as the result of no direct electrode contact (meaning no power drain prior to activation). During 2005 and 2006, the battery team tested modifications and enhancements to the internal design of the battery to optimize its power and energy density characteristics, as well as making engineering improvements that were essential in moving the battery from a zinc-based chemistry to a commercial lithium-based chemistry that can be manufactured on a large scale. The Company extended its development effort twice for an additional 2-year period ending in March of 2007 and for two additional periods thereafter through July 31, 2007. During this time, the technical focus shifted from trying to separate the liquid electrolyte from nanostructured electrodes to developing a nanostructured membrane that could physically separate the liquid electrolyte from the solid electrodes. Future development of the Smart NanoBattery is subject to the Company obtaining additional financing in the capital markets.

In addition beginning in February of 2005, mPhase contracted with Bell Labs to develop a magnetometer using the science of nanotechnology. The Company suspended development of this product in 2007 in order to conserve financial resources and focus its nanotechnology efforts primarily on development of innovative battery products.

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

The Company decided in September of 2007 to transfer its development work out of Bell Labs (Alcatel/Lucent) in order to accelerate and broaden its nanotechnology product commercialization efforts. Bell Labs had engaged in its battery research and development for the Company for zinc-based batteries and was limited since it did not have facilities capable of handling lithium chemistry. mPhase shifted its work to Rutgers ESRG which had facilities capable of handling lithium-based batteries and also engaged in work with foundries and other companies to supply essential components, fabricate prototypes, and plan manufacturing approaches. These companies included Silex, a well-respected silicon foundry in Sweden, and Eagle Picher, a well-known battery designer and manufacturer that focuses on high-end batteries for military applications located in Joplin, Missouri.

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

On February 9, 2011, the Company announced that it had signed a 3-year Cooperative Research and Development Agreement (CRADA) with the U.S. Army Armament Research, Development, and Engineering Center (ARDEC) at Picatinny, New Jersey, to continue to cooperatively test and evaluate the mPhase Smart NanoBattery, including new design features functionally appropriate for DoD based systems requiring portable power sources. The army researchers are evaluating the prototypes using the Army’s testing facilities at Picatinny Arsenal in New Jersey in order to determine applicability of the technology to gun fired munitions and potentially to incorporate the technologies into research and development and other programs sponsored by Picatinny. The Research Agreement is supported by the Fuze & Precision Armaments Technology Directorate.

During fiscal year ended June 30, 2011, the Company completed work on its Phase II STTR grant for the U.S. army for a nano-reserve battery for a back-up computer memory application. In addition, the Company engaged First Principals, Inc. to perform an evaluation of each of its patents in order to identify a strategic partner whose products line will need the Company’s SmartNanoBattery as a compelling solution.

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

On February 12, 2013, the Company announced that it has filed a United States Letter Patent application for a novel drug delivery system based on its Smart Surface technology. The drug delivery patent is based on mPhase’s Smart Surface technology electronically or manually enabling the precise control of a fluid on a nano-structured surface. The drug delivery system generally relates to a drug delivery system for automatically dispensing a preset dosage of a drug agent or medication.

On June 18, 2013, the Company announced that it had received the Frost & Sullivan award for its Innovative nanobattery technology.  Frost& Sullivan noted that the smart nanobattery is sustainable, cost-effective, easy to handle, and possesses a long shelf life, all of which clearly differentiate it from competing battery technologies. Frost & Sullivan further noted that this positions the technology to enhance the effectiveness of conventional batteries and encourage widespread use of reserve batteries.

On March 27, 2014 the Company entered into a three-year renewal of the Cooperative Research and Development Agreement (CRADA) with the United States Army Armament Research, Development and Engineering Center at Picatinny Arsenal of February of 2011. This agreement provides for further joint research and development of the Smart Nanobattery as a power source for smart munitions. The continuation of actual research and development under the CRADA is dependent upon the Company securing additional funding from either the capital markets or from various grant programs to be identified and applied for from the United States government.

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

During fiscal year ended June 30, 2015, the Company, through its consumer subsidiary mPower Technologies, Inc., (“mPower”), successfully increased sales of the mPower Jump product as well as the mPower Mini Jump product. The mPower Jump is a rechargeable, compact device designed to jump start a dead battery in an automobile with engines up to 5 liters. The mPhase Jump is rechargeable in a significantly shorter period of time than lead acid jumpstarters and has a much smaller footprint, enabling it to fit in the glove compartment in most cars. The mPower Mini Jump, a smaller version of the product, about the size of a smart phone, is a multipurpose charger of batteries. It is designed to start dead batteries in recreational toys, such as all-terrain vehicles, snowmobiles, motorcycles and jet skis-even a full-size car with engines up to 2.5 liters. It is versatile enough to also charge small electronic devices including cell phones.

During fiscal year ended June 30, 2015, mPower began sales of the Jump Plus, a very powerful version of the Jump product line, powerful enough to jumpstart 12-volt vehicles with engines up to 6 liters. In addition, mPower introduced to the market and commenced sales of its mPower Truck Jump product designed to start dead batteries in most 12-volt battery systems, including trucks with engines up to 12 liters.

During the fiscal year beginning in July 2015 the Company experienced a significant decline in revenues and margins with respect of its jump starter products due to increased competition. The Company did not have purchasing power and financial strength significant enough to (a) obtain significant discounts from its main vendor of such products to lower cost, (b) carry a large volume on inventory of such products compared to its competitors or (c) maintain exclusivity of such products with its main vendor. As a result, the Company’s financial position became weaker and in April of 2016 the Company closed its office in Norwalk, Connecticut that had housed both inventory storage and distribution in order to conserve financial resources.

During the fiscal year ended June 30, 2016 the Company received $12,500 for the sale of a patent, $18,000 from the sale of a vehicle to Mr. Dotoli and Debt cancellation of $19,650.

The Company has been unable to file its quarterly and annual reports with the SEC commencing in the third quarter of fiscal year ended June 30, 2016 owing to its overall lack of capital to pay its outside auditors and bear the various transaction costs associated with such filings. In the fiscal year commencing July 1, 2017 the Company has begun an effort to become current in its SEC filings. The ability of the Company to successfully complete such filings will depend on its ability to raise sufficient funds to engage its outside auditors estimated to be $100,000 and related costs estimated to be $5,000.

DISCONTINUED BUSINESS-

Discontinuance of Internet Protocol Television (IPTV) during Fiscal Year 2010

Historically, the Company, since its inception, had focused upon developing innovative solutions for the delivery of Broadcast Television as part of a “triple play” of services that would include voice and high-speed internet for telephone service providers globally. The Company, however, was not able to derive any significant revenue from its TV+ solution and no active development of the product has occurred since fiscal year 2007. The Company determined to discontinue this line of business and all inventory has been written off. During the fourth quarter of the fiscal year ended June 30, 2010, the Company formally elected, for financial reporting purposes to treat its IPTV product line as a discontinued business.

Discontinuance of Jump Stater Products during Fiscal Year 2016

As noted above, in April of 2016 the Company began discontinuing its operations in its wholly-owned subsidiary mPower Technologies, Inc. which was focused primarily on its line of jump starters for automotive and marine batteries in addition to its line of home generating battery products and its electric illuminator product developed with Porsche Design Studio. The Company is selling off its remaining inventory of such products in order to raise additional funds for working capital purposes and its presently very limited operations. (See Commencing in April of 216, the Company began discontinuing its line of Jump Starter products owing to increased competition and declining margins. The Company continues the wind-down of its remaining inventory of such products estimated to have a value of $23,551 as of June 30, 2016 (See Note 3 caption- “discontinued operations” & Note 13-“Subsequent Events”).

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

mPhase’s current flagship platform technology is the Smart Surface. By being able to control the surface properties of materials down to the nanometer scale, new and improved devices can be designed and built that may lead to compelling business opportunities. One type of smart surface of particular interest allows properties to be changed in response to an external stimulus.

Initially, mPhase’s development focused on Micro Electronic Mechanic Systems (MEMS) devices by manipulating the surface of silicon materials – the same material used to make microelectronic materials and devices. Using physical and chemical processes, the surface of the silicon is modified to make solid porous structures known as membranes. This is where microfluidics comes into play. These membranes can be used to selectively control the flow of liquids through the pores or openings at the micrometer length scale.

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

On February 9, 2011, the Company announced that it had signed a 3-year CRADA with the U.S. Army Armament Research, Development, and Engineering Center (ARDEC) at Picatinny, New Jersey, to continue to cooperatively test and evaluate the mPhase Smart NanoBattery, including new design features functionally appropriate for DoD based systems requiring portable power sources. The army researchers are evaluating the prototypes using the Army’s testing facilities at Picatinny Arsenal in New Jersey to determine applicability of the technology to gun fired munitions and potentially to incorporate the technologies into research and development and other programs sponsored by Picatinny. The Research Agreement is supported by the Fuze & Precision Armaments Technology Directorate. In order for significant further research and development to be performed with respect to the Smart Nano Battery the Company will have to be successful in obtaining additional congressional funding specifically designated for this type of battery. This CRADA was renewed on March 27, 2014 for an additional three-year period by the Army. The Company is currently seeking to enter a new CRADA with the U.S. Army, subject to availability of funding.

BUSINESS OF THE COMPANY

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

On December 15, 2014, John Fife, the holder of a $550,000 Convertible Note issued by the Company was granted summary judgment in a Lawsuit and on January 28, 2015 a judgment was ordered against the Company in the amount of $777,769.08 plus (i) pre-judgment interest in the amount of 18% per annum compounding daily from May 31, 2012 , (ii) post-judgment interest on such amount plus the Pre-Judgment Interest at the rate provided by law from the date of the Judgment, and (iii) attorneys’ fees and costs in the amount of $288,031.57.

On February 2, 2015, the Securities and Exchange Commission upheld the denial by FINRA to process a proposed reverse stock split for the Company since two officers of the Company had previously been subject to regulatory actions involving securities law violations.

On February 6, 2015 the Company entered into a Forbearance Agreement with John Fife in connection with his Judgment against the Company requiring the Company to pay on February 15, 2015 $15,000 and thereafter on or before the 15th day of each month thereafter the Company agrees to pay to Holder the following amounts (the “Monthly Cash Payments”): $30,000.00 per month for the first six (6) Monthly Cash Payments; $35,000.00 per month for the second six (6) Monthly Cash Payments; and $50,000.00 per month thereafter until the Forbearance Amount has been paid in full.

In April of 2015 the Company began accruing, rather than paying, the salaries of three officers of the Company. Messrs. Durando, Dotoli and Smiley in the respective amounts of $120,000, $ 48,000 and $48,000.

On August 11, 2015 the Company and John Fife entered into an Amendment to the Forbearance Agreement Monthly Payments to provide that on or before the 15th day of each month the Company agrees to pay to Holder the following amounts (the “Monthly Cash Payments”): $30,000.00 per month on each of the following dates: March 15, 2015, April 15, 2015, May 15, 2015, June 15, 2015, and July 15, 2015; $15,000.00 per month on each of the following dates: August 15, 2015 and September 15, 2015; $20,000.00 per month on each of the following dates: October 15, 2015, November 15, 2015, and December 15, 2015; $35,000.00 per month on each of the following dates: January 15, 2016 and February 15, 2016 and March 15, 2016; and $50,000.00 per month thereafter until the Forbearance Amount has been paid in full.

During fiscal year ended June 30, 2015, the Company announced the beginning of sales through mPower of the Jump Plus product that is able to start up to 40 vehicles on a single charge. In addition, mPower introduced its Truck Jump product designed to start dead batteries in larger vehicles and trucks. During the second quarter of fiscal year ended June 30, 2015 mPower recorded a significant increase in sales of the two jump start products. The Company discontinued the business of its mPower Jump product in September of 2016 and commenced minimal operations in order to preserve capital.

In April of 2016, the Company closed its officers and inventory control center located in Norwalk, Connecticut in order to preserve capital and commenced the wind down of its Jump Starter product line sold through mPower Technologies, Inc. At such time the Company terminated all employees other than the three officers and one accounting consultant.

On May 12, 2016 the Company and John Fife entered into a second Amendment to the Forbearance Agreement to provide that on May 17, 2016 the Company shall pay $8,500.00 cash to Holder and the Company further agreed to pay to Holder $50,000.00 per month, beginning on June 15, 2016 and continuing on or before the 15th day of each month thereafter until the Forbearance Amount has been paid in full. In connection with the Forbearance Agreement, as amended, the Company has deposited 1,000,000,000 shares of its common stock with Fife as security for performance of its obligations.

On December 28, 2017 the Company entered into a non-binding letter of intent with Scepter Commodities, LLC for the proposed acquisition by Scepter of 80% of the fully-diluted shares of the Company on a reverse split basis. As of February15, 2018 the Company and Scepter amended the letter of intent extending the time period for the Company to become current in its SEC filings.

During the period beginning in April 2017 and continuing to the present the Company has maintained only a small office in Staten Island, New York and maintained minimal operations.

Products& Services

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

Smart NanoBattery

The Smart NanoBattery is an outgrowth of the science of nanotechnology that the Company began in February of 2004 with the entry into a Project Development Agreement with the Bell Labs Division of Lucent Technologies, Inc. The Company has historically outsourced its Research and Development of new products to larger companies or institutions with significant scientific resources and experience in exploratory research. mPhase Technologies along with Alcatel/Lucent/Bell Labs jointly conducted research from February 2004 through April of 2007 that demonstrated control and manipulation of fluids on superhydrophobic surfaces to create power cells by controlling wetting behavior of electrolytes on nano structured electrode surfaces. This scientific research set the ground work for continued exploration in the development of intelligent nanotechnology power cells (nano-batteries) and formed a path to commercialization of the technology for a broad range of market opportunities. During 2005 and 2006, the battery team tested modifications and enhancements to the internal design of the battery to optimize its power and energy density characteristics, as well as engineering improvements that were essential in moving the battery from a zinc based chemistry to a design using lithium based chemistry The Company established a strategic research working relationship with the Energy Storage Research Group (ESRG), a center of excellence in Rutgers University that has lab research facilities capable of handling lithium based battery development.

mPhase’s current flagship product is its Smart NanoBattery that has a significantly longer shelf life prior to initial activation than that of conventional batteries. The Smart NanoBattery has potentially significant applications for critical mission power sources that must be reliable and available upon command by the electronic device it is powering. Such applications involve emergency flashlights and beacons, back-up power sources for computers and life support products, as well as significant military applications where critical mission backup power is essential for weapons control computers and electronic warfare equipment used in combat. Other potential military applications include power sources activated by g-forces for guided munitions.

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

Commencing in fiscal year ended June 30, 2013, the Company has not engaged in any further outsourcing for product development of its Smart NanoBattery in order to conserve resources. During fiscal year 2014 the Company began purchasing a cost reduced version of a battery jump starter products. Such purchasing increased significantly in fiscal year 2015 as a result of the roll-out of the mPower Jump products.

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

On February 10, 2012 the Company filed a U.S. provisional patent with the USPTO for a Non-Pump Enabled Drug Delivery System.

On February 11, 2013 the provisional patent application was converted to a patent application entitled Drug Delivery System.

As of the date hereof, the Company has rights under the following patents:

File Number	Invention Title	Filing Date	Issue Date	Patent Number	Patent Office
ALWA-001	Battery System	3/20/2008	9/20/2011	8,021,773	United States
ALWA-004	Tunable Liquid Microlens With Lubrication Assisted Electrowetting	9/13/2001	4/8/2003	6,545,815	United States
ALWA-005	Method And Apparatus For Controlling Friction Between A Fluid And A Body	8/27/2003	1/2/2007	7,156,032	United States
ALWA-006	Electrowetting Battery Having A Nanostructured Electrode Surface	11/18/2003	6/5/2007	7,227,235	United States
ALWA-007	Method And Apparatus For Controlling The Flow Resistance Of A Fluid On Nanostructured Or Microstructured Surfaces	9/30/2003	2/28/2012	8,124,423	United States
ALWA-009	Structured Membrane With Controllable Permeability	7/28/2006	4/13/2010	7,695,550	United States
ALWA-010	End Of Life Cycle, Nanostructured Battery	3/18/2004	11/17/2009	7,618,746	United States
ALWA-011	Adjustable Barrier For Regulating Flow Of A Liquid	8/10/2007			United States
ALWA-012	Event Activated Micro Control Devices	8/10/2007			United States
ALWA-013	Combined Wetting/Non-Wetting Element For Low and High Surface Tension Liquids	1/25/2008			United States
ALWA-014	Device For Fluid Spreading And Transport	1/25/2008		8,435,397	United States
ALWA-017	Electrical Device Having A Reserve Battery Activation System	9/2/2009			United States
ALWA-019	Modular Device	9/2/2009	1/1/2013	8,344,543	United States
ALWA-022	Reserve Battery	7/8/2009			United States
ALWA-029	Portable Battery Booster	9/17/2010			United States
ALWA-034	Reserve Battery System	3/2/2010	2/12/2013	8,372,531	United States
ALWA-038	Adjustable Barrier for Regulating Flow of a Liquid	3/10/2010
*ALWA-043	Combined Wetting/Non-Wetting Element For Low and High Surface Tension Liquids (SOUTH KOREA)	8/18/2010			SOUTH KOREA
ALWA-046	Adjustable Barrier For Regulating Flow Of A Liquid				United States
ALWA-047	Drug Delivery System	2/11/2013			United States

*	Subject to Reinstatement

We also rely on unpatented proprietary technology, and we can make no assurance that others may not independently develop the same or similar technology or otherwise obtain access to our unpatented technology.

Research and Development

From March of 2005 through March of 2007, the Company had engaged Bell Labs under separate Development Agreements for the development of a new generation of ultra-magnetic sensors (magnetometers) using the science of nanotechnology with a total cost of $2.4 million. The Company did not renew such its engagement with Bell Labs upon expiration and did not incur any further costs with respect to its magnetometer since the Company has discontinued further development of the product to conserve financial resources.

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

During fiscal years ended June 30, 2015 and June 30, 2016, the Company focused upon commercialization and sales of its since discontinued Jump Starter Products. Owing to limited resources the Company did not perform significant further research and development of its Smart Nano Battery during such period.

Employees

mPhase and its subsidiary companies presently have a total of 3 full-time employees who are the officers of the Company, and one accounting consultant.

ITEM 1A. RISK FACTORS

Risks Relating to the Company’s Complete Dependence upon the Development of New Products

Our current “smart surface technology” is at an early stage of development and we may not develop products that can be commercialized.

We have derived very limited revenues from a Phase I Army Grant of approximately $100,000 and a Phase II Army Grant of approximately $750,000 with respect to our Smart NanoBattery product from inception of development in February 2004 through June 30, 2016.

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

We have generated modest revenue to date from our operations. Historically we have had net operating losses each year since our inception. The Company has not generated significant revenue outside of STTR grants with respect to its Smart Nano Battery or other potential products related to Smart Surfaces. Additionally, even if we are able to commercialize our technologies or any products or services related to our technologies it is not certain that they will result in profitability.

The Company has never made an operating profit in its history.

If we continue to suffer losses as we have in the past, investors may not receive any return on their investment and may lose their entire investment. Our prospects must be considered speculative in light of the risks, expenses and difficulties frequently encountered by companies with new products in their early stages of development, particularly in light of the uncertainties relating to the new, competitive and rapidly evolving markets in which we anticipate we will operate. To attempt to address these risks, we must, among other things, further develop our technologies, products and services, successfully implement our research, development, marketing and commercialization strategies, respond to competitive developments and attract, retain and motivate qualified personnel. A substantial risk is involved in investing in us because, as a company we have fewer resources than an established company, our management may be more likely to make mistakes with respect to development of new products, and we may be more vulnerable operationally and financially to any mistakes that may be made, as well as to external factors beyond our control.

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

Our ability to generate revenues from our Smart Nano Battery will depend on a number of factors, including our ability to successfully complete and implement our commercialization strategy. In addition, even if we are successful in bringing our Smart Nano Battery to market, we will be subject to the risk that the marketplace will not accept such product. We may, and anticipate that we will need to, transition from a company with a research and development focus to a company capable of supporting commercial activities and we may not succeed in such a transition.

Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict the extent of our future losses or when or if we will become profitable.

Our failure to successfully commercialize our Smart Nano Battery or to become and remain profitable could depress the market price of our Common Stock and impair our ability to raise capital, expand our business, diversify our product offerings and continue our operations.

Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict the extent of our future losses or when or if we will become profitable.

Our failure to successfully commercialize our Smart Nano Battery or to become and remain profitable could depress the market price of our Common Stock and impair our ability to raise capital, expand our business, diversify our product offerings and continue our operations.

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

The fields in which we operate have been characterized by significant efforts by competitors to establish dominant or blocking patent rights to gain a competitive advantage, and by considerable differences of opinion as to the value and legal legitimacy of competitors’ purported patent rights and the technologies they actually utilize in their businesses.

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

We believe that our intellectual property with respect to our Smart NanoBattery and our proprietary rights with respect to the Company’s permeable membrane design consisting of both micro and nano scale silicon features that are coated with a monolayer chemistry used to repel liquids is critical to our future success. The Company’s current battery related patent portfolio consists of seven issued patents, of which one is jointly owned with Rutgers University, two are jointly owned with Nokia (formerly Lucent Technologies) and four are licensed from Nokia. We also have four patent applications related to the Smart Surfaces technology that have been filed with the United States Patent Office and other foreign patent offices that are in various stages of examiner review, as well as four additional patent applications related to other Smart Surfaces technologies under review. Our pending patent applications may never be granted for various reasons, including the existence of conflicting patents or defects in our applications. Even if additional U.S. patents are ultimately granted, there are significant risks regarding enforcement of patents in international markets. There are many patents being filed as the science of nanotechnology develops and the Company has limited financial resources compared to large, well established companies to bring patent litigation based upon claims of patent infringement.

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

Many of these companies are well-established and possess technical, research and development, financial and sales and marketing resources significantly greater than ours. In addition, certain smaller nanotechnology companies have formed strategic collaborations, partnerships and other types of joint ventures with larger, well established industry competitors that afford these companies’ potential research and development and commercialization advantages. Academic institutions, governmental agencies and other public and private research organizations are also conducting and financing research activities which may produce products directly competitive to those we are developing. Moreover, many of these competitors may be able to obtain patent protection, obtain regulatory approvals and begin commercial sales of their products before we do.

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

Additional financing through strategic collaborations, public or private equity financings or other financing sources may not be available on acceptable terms, or at all Our failure to be timely in our required periodic filings of quarterly and annual financial reports with the SEC may significantly limit our ability to raise additional capital. Additional equity financing could result in significant dilution to our shareholders. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize on our own. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our programs or potential products, any of which could have a material adverse effect on our financial condition or business prospects.

Risks Relating to Our Debt Financings

If we are required for any reason to repay our outstanding convertible debt we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the convertible debentures, if required, could result in future legal action against us, which could require the sale of substantial assets or liquidation of the Company.

We had outstanding, as of June 30, 2016, aggregate principal amount of $1,551,611, plus accrued interest of $319,699, of convertible debt, that could be converted into approximately shares of common stock immediately, and up to 4 shares of common stock if the forbearance agreement discussed below is settled in shares of common stock.  Sales of a substantial number of shares of our Common Stock in the public market could adversely affect the market price for our Common Stock and make it more difficult for you to sell shares of our Common Stock at times and prices that you feel are appropriate.

As of December 15, 2014, a Convertible Debenture Holder has a Judgment in the amount of approximately $1.6 million entered into by the United States District Court of the Northern District of Illinois

The Company has entered into a Forbearance Agreement, as amended with John Fife currently its largest Convertible Security holder arising out of a lawsuit and judgment in connection with the default on a Convertible Note in the original principal amount of $550,000 issued on September 13, 2011. The monthly payment is required either in cash or by issuing Fife additional shares of common stock at a 20% discount from the market price of the Company’s common stock. Failure to pay such amount either as a result of an inability to pay such amount will enable Fife to immediately enforce the entire amount of the Judgment.

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

The Company has been forced to curtail development of all products except its Smart NanoBattery in order to conserve financial resources

The Company has been forced to focus on commercialization of only one of its products, thereby eliminating product diversification. The Company’s lack of financial resources to simultaneously develop multiple products increases its overall risk profile as a company.

mPhase’s stock price has suffered significant declines during the past ten years and remains volatile.

The market price of our common stock closed at $7.88 on July 26, 2000 and at $.00002 as of June 30, 2016. During such period the number of shares outstanding of the Company increased from approximately 30 million shares to approximately 18 billion shares. This increase was the result of periodic private placements and other financing arrangements involving convertible debt issued by the Company in order to finance company operations. Stocks in microcap companies having stock values below $1.00 per share have been very volatile during such period. Our common stock is a highly speculative investment and is suitable only for such investors with financial resources that enable them to sustain the loss of their entire investment in such stock. Because the price of our common stock is less than $5.00 per share and is not traded on the NASDAQ National or NASDAQ Small Cap exchanges, it is considered to be a “penny stock,” limiting the type of customers that broker/dealers can sell to. Such customers consist only of “established customers” and “Accredited Investors” (within the meaning of Rule 501 of Regulation D of the Securities Act of 1933, as amended), generally individuals and entities of substantial net worth, thereby limiting the liquidity of our common stock.

We may not be able to raise sufficient capital to market our Smart NanoBattery product applications of our technology on any meaningful scale.

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

(3)	the market’s view of the business sector of nanotechnology reserve batteries and emergency flashlights; and

(4)	the perception in the capital markets of our ability to execute our business plan.

We have reported net operating losses for each of our fiscal years from our inception in

We have reported net operating losses for each of our fiscal years from our inception in 1996 through the present and may not be able to operate profitability in the future.

We have had net losses of approximately $211,681,831 since our inception in 1996 and cannot be certain when or if we will ever be profitable. We expect to continue to have net losses for the foreseeable future. We need to raise not less than $1 million in additional cash in the next 12 months through further equity private placements to continue operations. As of June 30, 2016, we have working capital deficit of approximately $(4,378,879) and a stockholders’ deficit of $(4,375,248).

Our independent auditor’s report expresses doubt about our ability to continue as a going concern.

The reports of the Company’s outside auditors Assurance Dimensions, and its prior auditors D’Arelli Pruzansky, P.A., Demetrius Berkower, LLC.,Rosenberg, Rich, Baker, Berman & Company, and Arthur Andersen & Co., with respect to its latest audited reports on Form10-K for each of the fiscal years commencing in the fiscal year ended June 30, 2001 through the fiscal year ended June 30, 2016, stated that “there is substantial doubt of the Company’s ability to continue as a going concern.” Such opinion from our outside auditors makes it significantly more difficult and expensive for the Company to raise additional capital necessary to continue our operations.

Our common stock is subject to significant dilution upon issuance of shares we have reserved for future issuance.

As of June 30, 2016, outstanding convertible debt plus accrued interest is equal to $2,468,610 which could have the right to convert into additional shares of our common stock at discounts of up to 20% of mPhase’s then current stock price computed on a formula basis that may adversely affect the future price of our common stock that may result in future conversion shares of our Common Stock based upon our stock price at June 30, 2016.

RISK FACTORS RELATED TO OUR OPERATIONS

We have not to date had completed final military or commercial development of our flagship product, the Smart NanoBattery.

We have derived no material revenues from our Smart NanoBattery from inception of development in February 2004 through June 30, 2016.

The loss of key personnel could adversely affect our business

Management and employment contracts with all of our officers have expired and no assurances can be given that such executives will remain with the Company or that the Company will be able to successfully enter into agreements with such key executives. All of our officers have made significant investments in the Company in the form of equity periodic purchases of common stock and bridge loans and been granted stock and stock options that are intended to represent a key component of their compensation. Such grants may not provide the intended incentives to such officers if our stock price declines or experiences significant volatility. In addition our three corporate officers converted past accrued and unpaid salaries in the aggregate amount of approximately $358,777 certain notes and accrued interest were settled for stock and an amended conversion feature (see Note 9) during the FYE June 30, 2016 and have continued to have accrued and unpaid portions of their respective salaries during the fiscal year ended June 30, 2016.

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

The market for “green” products and solutions is characterized by changing regulatory standards, new and improved product introductions, and changing customer demands.

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

We are seeking commercial partners with established lines of business and greater financial resources than our own. Such partners may not place the priority that we do on joint projects because the success or failure of such projects is not as material to other existing well- developed lines of business.

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

ITEM 2. PROPERTIES

The Company leases office and storage space in Staten Island, New York

The lease is month to month with a rent of $400 per month plus allocated utilities.

The property located in Norwalk Connecticut has limited security, was abandoned in February 2016, we have recorded $22,000 of arrears with respect to the foregoing rental obligations.

ITEM 3. LEGAL PROCEEDINGS

On February 2, 2015 the Securities and Exchange Commission upheld the denial of a corporate action by the Financial Industry Regulatory Authority (FINRA) in connection with the Company’s seeking to reverse split its common stock pursuant to FINRA Rule 6490 (see Securities Exchange Act of 1934 Release No 7418 Admin Proc File No. 3-15130 of February 2, 2015). The action was found as deficient by FINRA on the basis that two corporate officers and directors of the Company had previously entered into a Consent Decree with the SEC in October of 2007 by them when they were previously officers of another company named Packetport.com.

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

The terms of the agreement, as amended, provide for interest to accrue on the unpaid portion at 9% per annum with monthly payments in cash or conversions into common stock of the Company; commencing with an initial $15,000 payment due on February 15, 2015, and thereafter and on or before the 15th day of each month thereafter the Company agrees to pay to Holder the following amounts ; $30,000.00 per month on each of the following dates: March 15, 2015, April 15, 2015, May 15, 2015, June 15, 2015, and July 15, 2015; $15,000.00 per month on each of the following dates: August 15, 2015 and September 15, 2015; $20,000.00 per month on each of the following dates: October 15, 2015, November 15, 2015, and December 15, 2015; $35,000.00 per month on each of the following dates: January 15, 2016 and February 15, 2016 and March 15, 2016; and $50,000.00 per month thereafter until the Forbearance Amount has been paid in full. The Company has been able to meet its monthly payment obligations through September 2015.

As of August 11, 2015 the Company entered into an Amendment No. 1 with Fife to the Forbearance Agreement rescheduling the monthly payment schedules (see Form 8K filed with the SEC on August 2, 2015).

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

In April of 2017, the Company received a judgment from the Federal District Court of Northern Illinois Eastern Division in its favor with prejudice dismissing a claim by River North Equity covering Convertible Securities of the Company which effectively negated the two notes River North Equity obtained from JMJ Financial... At June 30, 2016 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $1,119,981. At June 30, 2016 the amount recorded in Current Liabilities for the two notes and accrued interest thereon subject to the River North Equity claim was $689,822.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(A) MARKET PRICES OF COMMON STOCK. The primary market for mPhase’s common stock is the OTC Pink Quotation System, where it trades under the symbol “XDSL.” The Company became publicly traded through a merger with Lightpaths TP Technologies, formerly known as Tecma Laboratories, Inc. pursuant to an agreement dated February 17, 1997. The following table sets forth the high and low closing prices for the shares for the periods indicated as provided by the NASDAQ’s OTCBB System. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

YEAR/QUARTER	HIGH	LOW
Fiscal year ended June 30, 2016
First Quarter	$0.004	$0.00
Second Quarter	0.001	0.00
Third Quarter	0.001	0.00
Fourth Quarter	0.001	0.00

Fiscal year ended June 30, 2015
First Quarter	$0.0021	$0.0005
Second Quarter	0.0009	0.0005
Third Quarter	0.0007	0.0004
Fourth Quarter	0.0006	0.0003

(B) HOLDERS

Common stock

As of June 30, 2016, mPhase had approximately 17,772,643,845 shares of common stock outstanding and approximately 23,000 stockholders of record. The Company originally reserved 1,000,000,000 shares for obligations to John Fife and, subject to liability has remaining a total of 187,500,000 shares of common stock reserved for issuance upon the conversion of convertible securities of which may only be required to be issued depending upon the ability of the Company to maintain cash payments under the forbearance obligation with John Fife. Finally, subject to availability, the Company has reserved 1,493,326,550 shares for conversion of officer notes. Such notes may only be converted if the Board of Directors determines that such shares are not needed for general corporate financing or other purposes.

Preferred stock

At a Special Meeting of the Board of Directors of the Company held on December 31, 2013 the Board authorized 20,000,000 shares of a new class of Series A $25 par value preferred stock with a 6% quarterly cumulative dividend payable in preferred stock. The Series A preferred stock have a conversion feature into common stock commencing two years from the date of purchase. To date no shares of Series A preferred stock have been issued.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS AND PLAN OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected mPhase’s financial position and should be read in conjunction with the accompanying financial statements, financial data and the related notes.

RESULTS OF OPERATIONS

OVERVIEW

mPhase Technologies, Inc. (OTC Pink: XDSL.OB) is a development company focused on the development of innovative power cells and related products through the science of microfluidics, microelectromechanical systems (MEMS) and nano- technology. mPhase is primarily focused on commercializing its first nanotechnology-enabled product for military and commercial applications - the Smart NanoBattery providing Power On CommandTM. Our new patented and patent-pending battery technology, based on the phenomenon of electrowetting, offers a unique way to store energy and manage power that could revolutionize the battery industry. Features of the Smart NanoBattery include potentially infinite shelf life, environmentally friendly design, fast ramp to power, programmable control, and direct integration with microelectronic devices.

The platform technology behind the Smart NanoBattery is a porous nanostructured material used to repel and precisely control the flow of liquids. The material has a Smart Surface that can potentially be designed for heart pacemakers and other medical devices.

mPhase’s Smart NanoBattery technology has been incorporated in leading-edge research and development projects supported by various groups within the U.S. Army for mission critical static random-access memory (SRAM) backup and guided munitions applications. In July 2007, mPhase received a Small Business Technology Transfer (STTR) Program Phase I grant for $100,000 from the U.S. Army and in September 2008, was awarded a prestigious $750,000 (net $500,000) Phase II STTR grant to continue battery development work for the SRAM project. That award was renewed in 2009 for a second year. The company has also been working with the U.S. Army as part of a Cooperative Research and Development Agreement (CRADA). mPhase has focused on development of a lithium Smart NanoBattery. Working closely with Rutgers University, mPhase introduced the first version of the lithium Smart NanoBattery designed for portable electronics and microelectronic applications.

One version of the lithium battery based on a breakable separator was developed for an emergency flashlight application.

Discontinuance of Jump Stater Products during Fiscal Year 2016

Commencing in April of 2016, the Company began discontinuing its line of Jump Starter products due to increased competition and declining margins. The Company continues the wind-down of its remaining inventory of such products estimated to have a value of $23,551 as of June 30, 2016 (See Note 3 under the caption “Discontinued Operations” and Note 13- Subsequent Events).

YEAR ENDED JUNE 30, 2016 VS. JUNE 30, 2015

Continuing Operations

General and Administrative Expenses. General and administrative expenses charged to continuing operations were $677,218 for the year ended June 30, 2016 compared to $1,072,360 for the year ended June 30, 2015, a decrease of $395,142. The Company reduced the salaries of the three officers of the Company in fiscal year ended June 30, 2016 and laid off full time employees resulting in lower accrued payroll of approximately $72,000 to executive officers and $70,000 in cash payments for staff as compared to fiscal year ended June 30, 2015. The Company also cut $247,000 of other administrative expenses, primarily for office space and professional fees in the current year from the prior year.

Other Income and Expense. Interest expense charged to continuing operations was $302,386 in FYE 2016 as compared to $292,066, an increase of $10,320 due to larger liability balances. During the current FYE 2016 other income from continuing operations included $18,000 from the sale of a vehicle purchased from the Company by Mr. Dotoli, a related party and $15,350 of debt extinguishments. During the FYE 2015, other income from continuing operations included $223,020 of debt extinguishments net of $137,419 settlement expenses with Fife and $3,731 cash settlement costs, or $81,870. The FYE 2016 included a non-cash gain resulting from the change in derivative value attributed to continuing operations of $31,726 compared to a non-cash gain resulting from the change in derivative value attributed to continuing operations of $344,731 in the prior year.

Continuing Operations – (continued)

Net loss. mPhase recorded a net loss of $915,611 from continuing operations for the period ended June 30, 2016, reduced by $199,778 for the Cumulative Effect of the Change in Accounting Estimate relating to our derivative liability, or $715,833, less a $231,227 loss from discontinued operations, resulting in a net loss of $947,060 for the current year as compared to a net loss of $1,098,763 in the prior year, which consisted of a $942,096 loss from continuing operations and a $156,667 loss from discontinued operations for the year ended June 30, 2015.

This represents a loss per common share of ($0.00) in 2016 as compared to $(0.00) in 2015, based upon weighted average common shares outstanding of 16,541,510,237 and 14,889,795,836 during the periods ending June 30, 2016 and June 30, 2015 respectively.

Discontinued Operations

Revenues. Total revenues for the year ended June 30, 2016 decreased to $523,116 from $1,142,785 in Fiscal 2015, or $619,669. The revenue decrease for the current fiscal year was derived solely from decreased the sales of the mPower Jump products.

Cost of sales. Cost of sales decreased $353,909 for the year ended June 30, 2016 to $389.241 from $743,150 in Fiscal 2015. This decrease is directly attributable to the decreased sales of our mPower Jump products.

Research and Development. Research and development expenses were $802 for the year ended June 30, 2016 as compared to $5,046 for the year ended June 30, 2015, a decrease of $4,244. Such decrease is attributable to the wind-down of the Company’s efforts to sell its Jump Products.

Selling and Marketing Expenses. Selling and marketing expenses were $139,672 for the year ended June 30, 2016 compared to $322,226 for the year ended June 30, 2015, a decrease of $182,554. The decrease is attributable to the reduction of the Company’s sales force and marketing efforts with respect to its line of Jump Products.

General and Administrative Expenses. General and administrative expenses charged to discontinued operations were $179,101 for the year ended June 30, 2016 compared to $239,139 for the year ended June 30, 2015 a decrease of $60,038. The Company reduced the salaries of the three officers of the Company in fiscal year ended June 30, 2016 and laid off full time employees resulting in lower accrued payroll charged to discontinued operations of approximately $20,000 to executive officers and $8,000 in cash payments for staff as compared to fiscal year ended June 30, 2015. The Company also cut $40,000 of other administrative expenses, primarily for office space and professional fees in the current year from the prior year.

Other Income and Expense.  Interest expense charged to discontinued operations was $62,248 in FYE 2016 as compared to $36,098, an increase of $28,150 due to larger liability balances, including approximately $66,000 borrowed from a finance company in a last attempt to bolster sales of the Jump product line. During the current FYE 2016 other income from discontinued operations included $12,500 from the conditional sale of a patent and $2,300 of debt extinguishments. During the FYE 2015, other income from discontinued operations included $3,600 of debt extinguishments. The FYE 2016 included a non-cash gain resulting from the allocated change in derivative value attributed to discontinued operations of $3,921 compared to a non-cash gain resulting from the change in derivative value attributed to discontinued operations of $42,607 in the prior year.

Net loss from Discontinued Operations. mPhase recorded a net loss from discontinued operations of $231,227 for the year ended June 30, 2016 as compared to $156,667 for the year ended June 30, 2015.

This represents a loss from discontinued operations per common share of ($0.00) in 2016 as compared to $(0.00) in 2015, based upon weighted average common shares outstanding of 16,541,510,237 and 14,889,795,836 during the periods ending June 30, 2016 and 2015 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative losses of $211,681,831 and a working capital deficit of $4,345,360 as of June 30, 2016. The Company has used net cash in its operating activities of approximately $211,000 and $793,400 during the years ended June 30, 2016 and 2015, respectively. The auditors’ report for the fiscal year ended June 30, 2016 includes the statement that “there is substantial doubt of the Company’s ability to continue as a going concern”. As of June 30, 2016, the Company had a negative net worth of $4,375,248 compared to a negative net worth of $3,842,865 as of June 30, 2015, the result of continuing net losses.

During the twelve months ended June 30, 2016, the Company issued 1,116,666,667 shares of its common stock in connection with private placements, pursuant to Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended, raising net proceeds of $180,000 and incurred finder’s fees in the amount of $20,000. The proceeds were used by the Company as working capital.

During the twelve months ended June 30, 2015, the Company issued 2,070,000,000 million shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended, raising net proceeds of $676,500 and incurring finder’s fees of $34,500. The proceeds were used by the Company as working capital.

Also, during the twelve months ended June 30, 2016, an unaffiliated shareholder advanced the Company $35,000, which was converted into 175,000,000 shares of the Company’s common stock effective March 31, 2016.

Additionally, the Director who had loaned the Company $90,000 in the fourth quarter of the fiscal year ended June 30, 2015 advanced the Company $20,000 in the twelve months ended June 30, 2016, net of repayments, together with $5,486 accrued interest and as a result $115,486 remains outstanding as of June 30, 2016.

While the Company believes that private placements of its common stock to be issued from time to time will fund short term capital needs it will soon need to increase its authorized shares of common stock.

The Company does not expect to derive any material revenue in the foreseeable future from its nanotechnology product development until and after a deployment and custom tailoring of its Smart Nanobattery due to its current financial condition which does not allow further work to complete the product.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $211,000 during the year ended June 30, 2016 and has a working capital deficit of approximately $4.4 million at June 30, 2016.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition targets. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

Capital Raising Transactions

During the fiscal years ended June 30, 2016 & 2015, the Company received $180,000 and $676,500 of net proceeds from the issuance of 1,116,666,666 and 2,070,000,000 shares of common stock in private placements with accredited investors, incurring finder’s fees of $20,000 and $34,500, respectively.

Conversion of debt securities

During the fiscal year ended June 30, 2016 the Company incurred the conversion of $70,000 of Convertible Debt and Accrued Interest thereon relating to the forbearance agreement into 812,500,000 shares of the Company’s Common stock and an unaffiliated shareholder advanced the Company $35,000, which was converted into 175,000,000 shares of the Company’s common stock effective March 31, 2016.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Critical Accounting Policies

The Company’s critical accounting policies are as follows:

Convertible Instruments - The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments in accordance with EITF 00-19. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional (as that term is described).

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with the provisions of ASC 470 20 “Debt with Conversion Options” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

The Company believes the certain conversion features embedded in convertible notes payable are not clearly and closely related to the economic characteristics of the Company’s stock price. Accordingly, the Company has recognized derivative liabilities in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter. The Company uses judgment in determining which valuation is most appropriate for the instrument (e.g., Black Scholes), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Assessment of Internal Controls Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer (our principal financial and accounting officer) to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e).

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

There was a change in our internal control over financial reporting during the Year Ended June 30, 2016, which included the laying off the Company’s accounting manager, which the Company remediated by the increased involvement of an external contract controller. The result of the changes in our internal control over financial reporting and the Company’s remediation steps to address the change, the Company believes it has made the necessary adjustments so that there were no changes in our internal control over financial reporting during the Year Ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

The Company has obtained, on a fee basis, an outside consultant to act as an accounting manager to assist the Company with the accounting of convertible debentures and derivatives and the consultant was utilized during all four quarters of each of the fiscal years ended June 30, 2015 & 2016. However, mPhase Technologies is a small company with a total staff of approximately 3 full-time employees and one accounting consultant. This size limits, and may continue to limit, the Company’s ability to provide for adequate backup of financial personnel. Accordingly, efforts individually and in the aggregate may be insufficient to fully eliminate the condition that could adversely affect the organization’s ability to record, summarize and report financial data consistent with the assertions of management in the financial statements.

There were no changes in our internal control over financial reporting during the fiscal year ended June 30, 2016 that have materially affected, other than the increased inventory control procedures we instituted as discussed above, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive officers are selected by the Board of Directors. No family relationships exist between any of the executive officers or directors. The following table sets forth certain information with respect to each person who is an executive officer or director. mPhase’s executive officers and directors as of June 30, 2016 are as follows:

NAME	AGE	POSITION(S)
Ronald A. Durando	59	Chief Executive Officer and Director
Gustave T. Dotoli (2)	81	Chief Operating Officer and Director
Martin Smiley	68	Chief Financial Officer

OUTSIDE DIRECTORS

Abraham Biderman (1)(2)	68	Director
Dr. Victor Lawrence	67	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

RONALD A. DURANDO is a co-founder of mPhase and has served as the Company’s President, Chief Executive Officer and Director since its inception in October 1996. Since 1994 through February 2015, Mr. Durando had been an Officer of Microphase Corporation. Mr. Durando was a Director of Microphase Corporation and from February 2015, Mr. Durando has been employed as a Strategic Advisor to Microphase Corporation. From 1986-1994, Mr. Durando was President and Chief Executive Officer of Nutley Securities, Inc., a registered broker-dealer. Mr. Durando also served as president of PacketPort until his resignation in February, 2008, when PacketPort merged with Wyndstorm Corporation.

GUSTAVE T. DOTOLI has served as mPhase’s Chief Operating Officer as well as a Director since October 1996. Prior to joining the Company, Mr. Dotoli was President and CEO of State Industrial Safety, Inc. from 1986-1996. In addition, Mr. Dotoli previously served as the Vice President of Corporate Development of Microphase Corporation. Mr. Dotoli was also a Director and Vice President of Packet Port. He was formerly the President and Chief Executive Officer of the following corporations: Imperial Electro- Plating, Inc., World Imports USA, Industrial Chemical Supply, Inc., SISCO Beverage, Inc., and Met Pack, Inc. Mr. Dotoli received a B.S. in Industrial Engineering from Fairleigh Dickenson University in 1959.

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

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Directors, executive officers, and individuals owning more than 10 percent of mPhase common stock are required to file initial reports of ownership and changes in ownership with the SEC under Section 16(a) of the Securities Exchange Act of 1934, as amended. The SEC regulations also require those persons to provide copies of all filed Section 16(a) reports to the Company. mPhase has reviewed the report copies filed in fiscal year 2014 and, based also on written representations from those persons, the Company believes that there was compliance with Section 16(a) filing requirements for fiscal year 2016. All the officers and directors filed all of the required forms in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

NAME& PRINCIPAL POSITION	YEAR	SALARY		BONUS	STOCK AWARDS	OPTION AWARDS	NON- EQUITY INCENTIVE	PENSION VALUE	OTHER		TOTAL
Ronald Durando	2016	$160,000	(2)	$-	$-	$-	$-	$-	$21,282	(1)	$181,282
Chief Executive Officer	2015	$200,000	(2)	$-	$-	$-	$-	$-	$18,061	(1)	$218,061

Gustave Dotoli	2016	$74,000		$-	$-	$-	$-	$-	$8,713	(1)	$82,713
Chief Operating Officer	2015	$100,000		$-	$-	$-	$-	$-	$7,647	(1)	$107,647

Martin Smiley	2016	$74,000		$-	$-	$-	$-	$-	$6,753	(1)	$80,753
CFO and General Counsel	2015	$100,000		$-	$-	$-	$-	$-	$5,498	(1)	$105,498

FOOTNOTES

(1)	Interest on loans to the Company.

(2)	Does not include $59,500 & $87,000 of fees paid to Karen Durando for product marketing services during the fiscal years ended June 30, 2016 & 2015.

OUTSTANDING EQUITY AWARDS at FISCAL YEAR END JUNE 30, 2016

	Number of Securities underlying Unexercised Options (Exercisable)	Number of Securities underlying Unexercised Options (Unexercisable)	Equity Incentive Plan awards Number of Securities	Option Exercise Price	Option Expiration Date	Number of shares of stock that has not been vested	Market Value of Shares not vested	Equity Incentive
Ronald Durando	-	-	-	-		-	-	-
President CEO

Gustave Dotoli	-	-	-	-		-	-	-
COO

Martin Smiley	-	-	-	-		-	-	-
Executive VP
CFO Chief Legal Counsel

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

The Company does not have written employment agreements with any of the named Executive Officers. As previously noted under “Risk Factors” the Company has accrued, and unpaid salary owed to its 3 Officers and is continuing such practice owing to limited financial resources.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee during fiscal 2016 were Messrs. Dotoli and Biderman. Mr. Biderman has never been an mPhase officer or employee. None of the Company’s directors or executive officers served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire Board of Directors) of another entity during fiscal 2016 that has a director or executive officer serving also as a director on mPhase’s Board of Directors.

COMPENSATION OF DIRECTORS

No Directors received compensation for their services as a Director.

AUDIT COMMITTEE

No members of the Audit Committee received compensation for their services on the Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 30, 2016 certain information regarding the beneficial ownership of our shares:

1.	by each person who is known by us to be beneficial owner of more than five percent (5%) of our outstanding common stock;

2.	each of our directors;

3.	by each executive officer named in the summary Compensation Table; and

4.	by all of our directors and executive officers as a group.

June 30, 2016
AFFILIATES (1 & 2)	Shares	Warrants/ conversion rights	Options	TOTAL	%
Victor Lawrence	10,100,000	-	-	10,100,000	0.06%
Anthony Guerino	-	-	-	-	0.00%
Abraham Biderman	45,226,890	288,714,625	-	333,941,515	2.01%
Gustave Dotoli (3)	10,500,004	321,279,900	-	331,779,904	1.99%
Ron Durando (3)(4)	774,819,609	899,123,529	-	1,673,943,138	9.70%
Ned Ergul	24,213,343	-	-	24,213,343	0.15%
Martin Smiley (3)	8,760,629	272,923,125	-	281,683,754	1.69%

Total Affiliates	873,620,475	1,782,041,179	-	2,655,661,654	15.60%

(1)	Unless otherwise indicated, the address of each beneficial owner is 688 New Dorp Lane, Staten Island, New York, New York 10306.

(2)	Unless otherwise indicated, mPhase believes that all persons named in the table have sole voting and investment power with respect to all shares of the Company beneficial owned by them. The percentage for each beneficially owner listed above is based on 16,360,514,523 shares outstanding on April 23, 2018, and, with respect to each person holding options or warrants to purchase shares that are exercisable within 60 days after April 23, 2018, the number of options and warrants are deemed to be outstanding and beneficially owned by the person for the purpose of computing such person’s percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes as warrants 899,123,525 shares, 321,279,900 shares and 272,923,125 shares issuable for loans plus accrued interest based upon loan balances at June 30, 2016, if converted for Messrs. Durando, Dotoli and Smiley respectively. Such conversions are subject to availability of authorized shares. On April 27, 2009 and amended as of August 25, 2011; the board of directors consolidated all amounts outstanding for all obligations to the officers, including unpaid compensation, and authorized the issuance of new notes with a term of five years, an interest rate of 12% and a conversion feature at a price of $.0040 on amounts outstanding plus accrued interest thereon. During the fiscal years ended June 30, 2009, June 30, 2010 and in the three months ended September 30, 2011, the Company recorded $914,060, $82,609 and $2,360, respectively, of beneficial interest expense with respect to the conversion feature. During the fiscal year ended June 30, 2014, the officers were authorized by the board of directors to enter into agreements to convert certain officer notes, previously convertible at $.004 from 2009 through April 2014, based upon the then concurrent terms of private placements with accredited investors; at $.0004, representing the now current terms of private placements with accredited investors. During the fiscal year ended June 30, 2014 the Company recorded $1,342,274 of beneficial conversion feature interest expense with respect to the conversion feature. During the year ended June 30, 2015 the Company recorded beneficial conversion feature interest expense of $121,570 with respect to the conversion feature. During the year ended June 30, 2016 the Company recorded beneficial conversion feature interest expense of $121,570 with respect to the conversion feature. Also includes as warrants 288,714,625 shares issuable for loans plus accrued interest based upon the loan balance to Mr. Abe Biderman, at June 30, 2016,

(4)	Includes 555,671,992 shares owned by Karen Durando, his wife.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Material Related Party Transactions

The Company has material related party transactions. The Company has incurred costs for engineering, design and production of prototypes and certain administrative functions from Microphase Corporation.

Mr. Durando, President and CEO of mPhase, was an officer of Microphase Corporation until January 22, 2015. Mr. Ergul is a director of Microphase Corporation until December 1, 2016.

Management believes the amounts charged to the Company by Microphase are commensurate with amounts that would be incurred if outside parties were used. The Company believes Microphase Corporation has the ability to fulfill its obligations to the Company without further support from the Company.

During fiscal year ended June 30, 2016 the three officers of the Company received respective aggregate unpaid salaries of $308,000 which was accrued as unpaid compensation to such officers. Such action was necessary for the Company to conserve financial resources to continue minimal operations.

During fiscal year ended June 30, 2015 the three officers of the Company received a total of $346,147 of their aggregate salaries and a total of $58,333 of their respective aggregate unpaid salaries of $400,000 was accrued as unpaid compensation owed to such officers. Such action was necessary for the Company to conserve financial resources to continue minimal operations. Such unpaid salary is convertible into common stock of the Company at $.0004 per share at the option of each of such officers. During the fiscal year ended June 30, 2015, no such debt conversions have been exercised by any of the officers.

During the years ended June 30, 2016 and 2015, a firm owned by Mr. Biderman charged finders’ fees of $20,000 and $34,500 in connection with raising $180,000 and $676,500, respectively, in private placements for the Company which funds were used for working capital purposes.

Conversion Feature and Conversions of Debt to Officers’

In April 2009, the Board of Directors authorized the right for the officers to convert loans made to the Company plus accrued interest thereon at any time for the next five years into common shares provided such shares are issued, outstanding and available, at a conversion price of $.0075, and in August 2011, the conversion price was amended to $.0040, which prices are comparable to that of private placements during those periods. The Company amended the conversion feature to provide for the conversion of the remaining Officers’ loans into shares of common stock at a conversion price of $.0004 for a term of five years effective March 31, 2014.

During fiscal year ended June 30, 2015, officers of the Company did not convert any of the officer notes into common stock. The Company amortized $121,570 of the $577,464 previously deferred charge to beneficial conversion feature interest expense for the year ended June 30, 2015. At June 30, 2015 $455,894 of deferred charges for beneficial conversion feature interest expense remain as a reduction of additional paid in capital which will be amortized on a straight-line basis over the life of the warrant or sooner if and when converted.

At June 30, 2015 these notes and accrued interest at the rate of 6% totaled $534,151. On June 30, 2015, these Notes together with unpaid wages of $58,333 are convertible into approximately 1,481,210,000 shares of common stock, if available.

During fiscal year ended June 30, 2016, officers of the Company did not convert any of the officer notes into common stock. The Company amortized $121,570 of the approximately $455,894 previously deferred charge to beneficial conversion feature interest expense for the year ended June 30, 2016. At June 30, 2016 $334,318 of deferred charges for beneficial conversion feature interest expense remain as a reduction of additional paid in capital which will be amortized on a straight-line basis over the life of the warrant or sooner if and when converted.

At June 30, 2016 these notes and accrued interest at the rate of 6% totaled $597,331. On June 30, 2016, these Notes are convertible into approximately 1,493,326,550 shares of common stock, if available.  See also Note 13 “Subsequent Events”, regarding convertibility of unpaid compensation and officers’ loans.

Transactions with Microphase Corporation

mPhase’s President was also an employee of Microphase until January 22, 2015. On May 1, 1997, the Company entered into an agreement with Microphase whereby it would use office space as well as the administrative services of Microphase, including the use of accounting personnel. The Company is obligated to pay a 3% royalty to Microphase on revenues from its proprietary Traverser Digital Video and Data Delivery System and DSL component products. In April of 2016, mPhase ceased to be a tenant of Microphase establishing its own independent office in Norwalk, Connecticut.

During the years ended June 30, 2016 and 2015, Microphase Corporation charged the Company $4,500 and $29,725 for rent and $0 and $18,937 for administrative expenses. Mr. Ergul, retired as the chairman of the board of mPhase in Nov 2007. Mr. Ergul and his family had owned a controlling interest and he is a director of Microphase Corporation. On February 9, 2015 Mr. Durando assigned all his interests in the Capital Stock of Microphase to the RCKJ Trust as the Grantor. The beneficial owners for economic purposes at that time were Mr. Durando’s children. Mr. Durando was a strategic employee of Microphase Corporation from January 2, 2015 through May 31, 2017. On June 2, 2017 the RCKJ Trust, the holder of Durando’s prior interest in Microphase, and the Ergul Family Limited partnership, the holder of Ergul’s prior interest in Microphase, exchanged all (its) there shares of stock in Microphase in exchange for shares of stock in Digital Power Corporation, a publicly-held company then listed on the New York Stock exchange.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The audit fees billed to us by D’Arelli Pruzansky, PA and Assurance Dimension firm for the Fiscal Year June 30, 2016 were $30,000.

The audit fees billed to us by Demetrius Berkower LLC. firm for the Fiscal Year June 30, 2016 were $9,000.

The audit fees billed to us by Demetrius Berkower LLC. firm for the Fiscal Year June 30, 2015 were $40,000.

Audit Related Services

There were no fees for audit related services billed for the fiscal year ended June 30, 2015. The fees billed for audit related services for the fiscal year ended June 30, 2016 were also $0.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K (1) Consolidated Financial Statements

(2) Financial Statement Schedules None.

(3) The Exhibits filed with this Form 10-K or, where so indicated by footnote in the case of previously filed exhibits, incorporated by reference are as set forth below:

2.1*	Exchange of Stock Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2(a) to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no. 000-24969)).

2.2*	Exchange of Stock Agreement and Plan of Reorganization dated June 25, 1998 (incorporated by reference to Exhibit 2(b) to our registration statement on Form 10SB-12G filed on May 6, 1999 (file no. 000-24969)).

3.1***	Certificate of Incorporation of the Company.

3.2***	Bylaws of the Company

4.1*	Minutes of Special Meeting of the Board of Directors held on April 27, 2009, authorizing convertibility of officers’ promissory notes. (Amendment No. 4 to Form 10-K for the period ended June 30, 2010, filed January 11, 2011 (file no. 000-30202))

10.1*	License Agreement, dated March 26, 1998, between the Company and Georgia Tech Research Corporation (incorporated by reference to Exhibit 10(e) to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no. 000- 24969)).

10.2*	First Amendment to the License Agreement dated January 8, 2001, between the Company and Georgia Tech Research Corporation (incorporated by reference to Exhibit 10.2 to our registration statement on Form S-1 filed on June 18, 2001 (file no. 33-63262)).

10.9*	Facilities/Services Agreement between the Company and Microphase Corporation, dated as of July 1, 1998 (incorporated by reference to Exhibit 10.9 to our registration statement on Form S- 1 filed on June 18, 2001 (file no. 33- 63262).

10.10*	Company’s 2001 Stock Incentive incorporated by reference to Exhibit C to Preliminary Proxy on Schedule 14A filed on March 21, 2001 (file no. 000- 30202).

10.18***	Development Agreement effective February 3, 2004 between Lucent Technologies, Inc. and mPhase Technologies, Inc. for development of micro fuel cell Nano Technology.

10.21***	Development Agreement effective March 1, 2005 between Lucent Technologies Inc and mPhase Technologies relating to development of Magnetometers.

10.22***	Amendment No. 2 to Development Agreement executed as of March 9, 2005 amending Development Agreement effective as of February 5, 2004, as amended relating to Micro Power Source Cells between mPhase Technologies, Inc. and Lucent Technologies, Inc.

10.33***	Amendment No. 3 dated May 19, 2006 to Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc. effective February 3, 2004 for Development of micro fuel cell Nanotechnology.

10.34***	Amendment No. 4 dated February 3, 2007 to Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc. effective February 3, 2004 for Development of micro fuel cell Nanotechnology.

10.35***	Cooperative Research Agreement Rutgers University and mPhase Technologies, Inc. executed October 18, 2005.

10.36***	Modification No. 1 to Cooperative Research Agreement with Rutgers University dated February 22, 2006.

10.37***	Modification No. 2 to Cooperative Research Agreement with Rutgers University dated September 22, 2006.

10.38***	Modification No. 3 to Cooperative Research Agreement with Rutgers University dated February 7, 2007.

10.40***	CT NanoBusiness Alliance Consulting Agreement dated May 10, 2007.

10.41***	Amendment No.5 dated April 28, 2007 to Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc. effective February 3, 2004 for Development of micro fuel cell Nanotechnology.

10.43*	Cooperative Research and Development Agreement between US Army Picatinny Arsenel and mPhase Technologies, Inc. dated December 20, 2006. (Exhibit 43 to Form S-1 filed July 12, 2007, File No. 333-144527).

10.44***	Small Business Technology Transfer Collaboration Agreement between Rutgers University and mPhase Technologies, Inc. dated June 25, 2007.

10.46*	Phase I Army Grant dated July 7, 2007 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.47*	Securities Purchase Agreement dated December 11, 1007 between mPhase Technologies, Inc. and Golden Gate Investors and Related Documents in connection with $1,500,000 Convertible Debenture Financing (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.48*	Securities Purchase Agreement dated February 29, 2008 between St. George Investments and mPhase Technologies, Inc and Related Documents in connection with $550,000 Convertible Debenture Financing. (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.49*	Documentation including $350,000 Convertible Note and $1,000,000 Convertible Note and Secured Note for $1,000,000 Financing between mPhase Technologies, Inc. and JMJ Financial dated March 25, 2008 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.52*	Phase II Army Grant dated August 29, 2008 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.53*	Securities Purchase Agreement dated September 12, 2008 between mPhase Technologies, Inc. and La Jolla Cove Investors and Related Documents in connection with $2,000,000 Convertible Debenture Financing (Form 8K filing dated September 18, 2008)

10.54*	Design Development Agreement between mPhase Technologies, Inc. and Porsche Design Studio for Emergency Flashlight dated November 3, 2008. (Form 8K filed on March 12, 2009) **

10.55*	Documentation dated December 31, 2008 for $1,100,000 Convertible Note and Secured Note Financing between mPhase Technologies, Inc. and JMJ Financial and Amendment to $350,000 Convertible Note Financing (Form 8K Filing dated January 21, 2009, Commission File No. 000-24969)

10.56*	Eagle Picher Proposal for mPhase Technologies, Inc. dated January 26, 2009 for design and development of mechanically- activated Reserve Battery to be used in Emergency Flashlight. (Form 8-K filed January 30, 2009)**

10.57*	Termination Agreement with Golden Gate Investors dated March 17, 2009 with respect to Convertible Debenture Financing dated December 11, 2007 (Form 10-K filed October 7, 2009, Commission File No. 000-24969)

10.59*	Documentation including $1,870,000 Convertible Note and Secured Note for Financing with JMJ Financial dated August 21, 2009 (Form 8K dated August 21, 2009, Commission File No. 000-24969)

10.60*	Documentation including two $1,200,00 Convertible Notes executed September 23, 2009 and November 17, 2009 and Secured Notes in connection with financing with JMJ Financial (Forms 8k dated December 23, 2009 and December 30, 2009 respectively each Commission File No. 000-25969))

10.61*	Promissory Notes Payable to Mr. Durando (Amendment No. 4 to Form 10-K for the period ended June 30, 2010, filed January 11, 2011 30202))

10.62*	Promissory Notes Payable to Mr. Dotoli (Amendment No. 4 to Form 10-K for the period ended June 30, 2010, filed January 11, 2011 (fil 10.63*Promissory Notes Payable to Mr. Smiley (Amendment No. 4 to Form 10-K for the period ended June 30, 2010, filed January 11, 2011 (fi 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

10.63*	Promissory Notes Payable to Mr. Smiley (Amendment No. 4 to Form 10-K for the period ended June 30, 2010, filed January 11, 2011 (Commission File No. 000-30202))

10.64*	Forbearance Agreement dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife ( Exhibit 99.1 to Form 8k filed September 16, 2011, (Commission file No. 000-24969))

10.65*	Securities Purchase Agreement, dated as of September 13, 2011 between mPhase Technologies, Inc and John Fife ( Exhibit 99.2 to Form 8k filed September 16, 2011, (Commission file No. 000-24969))

10.66*	Officer’s Certificate delivered pursuant to Securities Purchase Agreement, dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife (Exhibit 99.3 to Form 8k filed September 16, 2011, (Commission file No. 000- 24969))

10.67*	Confession of Judgment 1 delivered pursuant to Securities Purchase Agreement, dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife (Exhibit 99.4 to Form 8k filed September 16, 2011, (Commission file No. 000- 24969))

10.68*	Confession of Judgment 2 delivered pursuant to Securities Purchase Agreement, dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife (Exhibit 99.5 to Form 8k filed September 16, 2011, (Commission file No. 000- 24969))

10.69*	Registration Rights Agreement dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife (Exhibit 99.6 to Form 8k filed September 16, 2011, (Commission file No. 000-24969))

10.70*	Convertible Note dated September 13, 2011issued by mPhase Technologies, Inc. to John Fife (Exhibit 99.7 to Form 8k filed September 16, 2011, (Commission file No. 000-24969))

10.71*	Convertible Note dated August 11, 2011 issued by mPhase Technologies to Jay Wright (Exhibit 10.71 to Amendment No.4 to Form S-1 filed January 17, 2012(Commission File No. 333-77248))

10.72 *	Warrant dated August 11, 2011 issued by mPhase Technologies to Jay Wright (Exhibit 10.72 to Amendment No.4 to Form S-1 filed January 17, 2012(Commission File No. 333-77248))

10.73*	Investment Agreement for Equity Line of Credit dated as of November 30, 2011 between mPhase Technologies, Inc. and Dutchess Opportunity Fund L.L.P. (Exhibit 10.73 to Amendment No.4 to Form S-1 filed January 17, 2012(Commission File No. 333-77248))

10.74*	Registration Rights Agreement for Equity Line of Credit dated as of November 30, 2011 between mPhase Technologies, Inc. and Dutchess Opportunity Fund II L.L.P. (Exhibit 10.74 to Amendment No.4 to Form S-1 filed January 17, 2012(Commission File No. 333-77248))

10.75*	Securities Purchase Agreement dated as of November 17, 2011 between Asher Enterprises, Inc. and mPhase Technologies, Inc.( Exhibit 99.1 to Form 8K filed November 30, 2011 (Commission file No. 000-24969))

10.76*	8%Convertible Note issued to Asher Enterprises, Inc. dated November 17, 2011 by mPhase Technologies, Inc.(Exhibit 99.2 to Form 8K filed November 30, 2011 (Commission file No. 000-24969))

10.77*	Securities Purchase Agreement dated as of January 5, 2012 between Asher Enterprises, Inc. and mPhase Technologies, Inc.( Exhibit 99.1 to Form 8K filed January 17, 2012 (Commission file No. 000-24969))

10.78*	8% Convertible Note issued to Asher Enterprises, Inc. dated January 5, 2012 by mPhase Technologies, Inc.(Exhibit 99.2 to Form 8K filed January 17, 2012 (Commission file No. 000-24969))

10.79*	Securities Purchase Agreement dated as of May 4, 2012 between Asher Enterprises, Inc. and mPhase Technologies, Inc.(Exhibit 10.79 to Form 10K for the fiscal year ended June 30, 2012 filed September 24, 2012 (Commission file No. 000-24969))

10.80*	8% Convertible Note issued to Asher Enterprises, Inc. dated May 4, 2012 by mPhase Technologies, Inc. (Exhibit 10.80 to Form 10K for the fiscal year ended June 30, 2012 filed September 24, 2012 (Commission file No. 000-30202))

10.81*	Stand Still and Restructuring Agreement entered into as of May 31,2012 with John Fife (Exhibit 99.1 to Form 8K filed June 5, 2012 (Commission file No. 000-24969))

10.82*	Stand Still and Restructuring Agreement entered into as of June 1,2012 with JMJ Fiancial (Exhibit 99.2 to Form 8K filed June 5, 2012 (Commission file No. 000-24969))

10.83*	Securities Purchase Agreement, dated as of December 4, 2012 between mPhase Technologies, Inc and Asher Enterprises, Inc. (Exhibit 99.1 to Form 8K dated December 13, 2012(Commission File No. 000-24969))

10.85*	Securities Purchase Agreement dated as of January 18, 2003 between mPhase Technologies, Inc. and Black Arch Opportunity Fund L.P. (Exhibit 99.1 to Form 8K dated January 22, 2013 (Commission File No. 000-24969))

10.86*	12% Convertible Promissory Note with an issue date of January 14, 2013 issued by mPhase Technologies, Inc. to Black Arch Opportunity Fund L.P. (Exhbit 99.2 to Form 8K dated January 22, 2013 (Commission File No. 000-24969))

10.87 *	Securities Purchase Agreement dated as of January 31, 2013 between mPhase Technologies, Inc. and Asher Enterprises, Inc. (Exhibit 99.1 to Form 8K dated February 15, 2013 (Commission File No. 000-24969))

10.88*	8% Convertible Promissory Note dated as of January 31, 2013 issued by mPhase Technologies, Inc. to Asher Enterprises, Inc. (Exhibit 99,2 to Form 8k dated February 15, 2013 (Commission File No. 000-24969))

10.89*	Securities Purchase Agreement dated as of June 26, 2013 between mPhase Technologies, Inc. and Asher Enterprises, Inc. (Exhibit 99.1 to Form 8k dated July 18, 2013 (Commission File No. 000-24969))

10.90*	8% Convertible Promissory Note dated as of June 26, 2013 (Exhibit 99.2 to Form 8K dated July 18, 2013 (Commission File No. 000-24969))

10.91*	Securities Purchase Agreement dated as of January 10, 2014 between mPhase Technologies, Inc. and M H Investment Trust (Exhibit 99.1 to Form 8K dated January 10, 2014 (Commission File No 000-24969))

10.92*	12% Convertible Promissory Note dated as of January 10, 2014 between mPhase Technologies, Inc. and M H Investment Trust (Exhibit 99.2 to Form 8K dated January 10, 2014 (Commission File No 000-24969))

12% Convertible Promissory Note dated as of August 26, 2014 between mPhase Technologies, Inc. and M H Investment Trust (Exhibit 99.1 to Form 8K dated September 5, 2014 (Commission File No. 000-24969))

10.93*	Forbearance Agreement and Amendment thereto dated February 15, 2015 as amended on August 11, 2015 with John Fife (Exhibits 99.1 and 99.2 to form 8K filed August 12, 2015)

10.94*	Second Modification to Forbearance Agreement with John Fife (Exhibit 99.1 to Form 8k filed January 22, 2016)

10.95*	Third Modification to Forbearance Agreement with John Fife (Exhibit 99.1 to Form 8k filed May 23rd, 2016)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

**	All or portions of such Agreements have been omitted and the Company has requested that the omitted sections be treated as “Confidential Information” pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended and has been filed with the Securities and Exchange Commission separately.

***	Incorporated by reference from Amendment No. 6 to Form 10K for the period ended June 30, 2009 file on August 13, 2009.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of mPhase Technologies, Inc.

We have audited, before the effects of the adjustments related to the restatement described in Note 3, the accompanying consolidated balance sheet of mPhase Technologies, Inc. (a New Jersey corporation) and its subsidiaries (the “Company”) as of June 30, 2015, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, except for the adjustments related to the restatement described in Note 3, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of mPhase Technologies, Inc. and its subsidiaries as of June 30, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments related to the restatement described in Note 3 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Assurance Dimensions.

/s/ Berkower LLC (formerly Demetrius Berkower LLC)

Iselin, New Jersey

October 13, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of mPhase Technologies, Inc.

We have audited the accompanying consolidated balance sheets of mPhase Technologies, Inc. (a New Jersey corporation) and its subsidiaries as of June 30, 2016, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of mPhase Technologies, Inc. and subsidiaries as of June 30, 2016, and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had an accumulated deficit and a working capital deficit of $211,681,831 and $4,378,879, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

We also have audited the adjustments to the 2015 financial statements to retrospectively apply the change in accounting related to discontinued operations as described in Note 3. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2015 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2015 financial statements taken as a whole.

/s/ Assurance Dimensions

May 15, 2018

mPHASE TECHNOLOGIES, INC.

Consolidated Balance Sheets

	June 30,
	2016	2015

ASSETS
CURRENT ASSETS (see note 3)
Cash	$4,717	$2,868
Current and total assets - discontinued operations	25,171	264,023
TOTAL CURRENT ASSETS	29,888	266,891

Property and equipment, net	3,631	6,714

Other Assets	-	17,109

TOTAL ASSETS	$33,519	$290,714

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES (see note 3)
Accounts payable	$565,714	$453,014
Accrued expenses	658,433	313,692
Due to related parties	212,545	188,045
Notes payable, director & investor	115,486	90,000
Notes payable, officers’	597,331	534,151
Current Portion, Long term convertible debentures	1,561,611	355,479
Current and total liabilities - discontinued operations	697,647	611,605
TOTAL CURRENT LIABILITIES	4,408,767	2,545,986

OTHER OBLIGATIONS CONVERTIBLE TO EQUITY
Long term portion of Convertible debentures	-	1,352,168
Convertible debt derivative liability	-	235,425

COMMITMENTS AND CONTINGENCIES (see note 11)	-	-

STOCKHOLDERS’ DEFICIT
Common stock, par value $.001, 18,000,000,000 shares authorized, 17,772,643,845 & 15,941,988,381 shares issued and outstanding at June 30, 2016 & 2015, respectively	17,772,643	15,941,987
Additional paid in capital	189,533,940	190,949,919
Accumulated Deficit	(211,681,831)	(210,734,771)
TOTAL STOCKHOLDERS’ DEFICIT	(4,375,248)	(3,842,865)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$33,519	$290,714

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Consolidated Statements of Operations

	For the Fiscal Years Ended June 30,
	2016	2015

REVENUES (Continuing Operations-see note 3)	$-	$-

COSTS AND EXPENSES (Continuing Operations-see note 3)

General and Administrative	677,218	1,072,360

Depreciation and Amortization	3,083	4,271

TOTAL COSTS AND EXPENSES	680,301	1,076,631

OPERATING LOSS	(680,301)	(1,076,631)

OTHER INCOME (EXPENSE)
Interest Expense	(302,386)	(292,066)
Other Income (Expense)	35,350	81,870
Change in Fair Value of Derivative Liability	31,726	344,731

TOTAL OTHER INCOME (EXPENSE)	(235,310)	134,535

Loss from Continuing Operations, before Income Taxes & Cumulative Effect of Change in Accounting Estimate	(915,611)	(942,096)

Loss From Discontinued Operations	(231,177)	(156,667)

Income Taxes	-	-

Net Loss before Cumulative Effect of Change in Accounting Estimate	(1,146,838)	$(1,098,763)

Cumulative Effect of Change In Accounting Estimate	199,778	-

Net Loss	$(947,060)	$(1,098,763)

Basic & Diluted Net loss per share:
Loss per share From Continuing Operations, before Cumulative Effect of Change in Accounting Estimate	$(0.00)	$(0.00)
Loss per share From Discontinued Operations	$(0.00)	$(0.00)
Cumulative Effect of Change In Accounting Estimate per share	$(0.00)	$(0.00)
Net Loss per share	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding;
Basic & Diluted	16,541,510,237	14,889,795,836

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE TWO YEARS ENDED JUNE 30, 2016

	Common Stock		Additional
		$.001 Par	Paid in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance June 30, 2014	13,850,576,024	$13,850,575	$192,230,848	$(209,636,008)	$(3,554,585)

Issuance of Common Stock to accredited investors in private placements, including 50,000,000 shares to finders, net of $34,500 fees	2,070,000,000	2,070,000	(1,393,500)	-	676,500

Issuance of Common Stock for services	46,412,357	46,412	(23,999)	-	22,413

Beneficial Conversion Feature Interest Expense Charged to Additional Paid in Capital	-	-	121,570	-	121,570

Return to treasury of shares by employee as part of retribution agreement	(25,000,000)	(25,000)	15,000	-	(10,000)

Net Loss for the Year Ended June 30, 2015	-	-	-	(1,098,763)	(1,098,763)

Balance June 30, 2015	15,941,988,381	$15,941,987	$190,949,919	$(210,734,771)	$(3,842,865)

Issuance of Common Stock to accredited investors in private placements, net of $20,000 fees	1,116,666,667	1,116,667	(936,667)	-	180,000

Issuance of Common Stock for services	26,058,000	26,058	(17,951)	-	8,107

Issuance of Common Stock for the Conversions of both a demand note and Convertible Debenture & accrued interest thereon	987,500,000	987,500	(882,500)	-	105,000

Beneficial Conversion Feature Interest Expense Charged to Additional Paid in Capital	-	-	121,570	-	121,570

Return to treasury of shares cancelled by significant shareholders	(299,569,203)	(299,569)	299,569	-	-

Net Loss for the Year Ended June 30, 2016	-	-	-	(947,060)	(947,060)

Balance June 30, 2016	17,772,643,845	$17,772,643	$189,533,940	$(211,681,831)	$(4,375,248)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

 Condensed Consolidated Statements of Cash Flows

	For the Year Ended
	June 30,
	2016	2015
Cash Flow From Operating Activities:
Net Loss from continuing operations	$(713,800)	$(942,096)
Net Loss from discontinued operations	(233,260)	(156,667)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on debt extinguishments	(19,650)	(226,620)
Depreciation and amortization	3,083	5,125
Non-cash charges relating to Convertible Debt Settlement	-	137,419
Non-cash charges relating to issuance of common stock, common stock options and warrants	8,107	22,413
Gain on sale of patent & vehicle	(30,500)	-
Change in fair value of Derivative Liability and Debt Discount charges (credits)	(235,425)	(387,338)
Other non cash charges for beneficial conversion interest expense	121,570	121,570
Amortization of loan discount, finance company	15,356	-
Changes in assets and liabilities:
Accounts receivable	8,062	17,092
Inventories	195,102	320,978
Prepaid expenses and Other current assets	35,688	20,371
Other assets	17,109	(17,109)
Accounts payable & Accrued expenses	319,359	242,905
Customer deposits	(26,691)	26,691
Due to/from related parties
Microphase & Eagle	24,500	21,862
Officers	300,444	-
Net cash used in operating activities	(210,946)	(793,404)

Cash Flow Used in Investing Activities:
Purchase of fixed assets	-	(8,838)
Net Cash used in investing activities	-	(8,838)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock, net of finders fees	180,000	676,500
Proceeds of demand note	35,000	-
Proceeds from finance company	66,029	-
Repayment to finance company	(38,819)	-
Issuance of convertible debentures	-	40,000
Repayment of convertible debentures	(93,847)	(185,647)
Proceeds from notes payable related parties	125,778	95,000
Repayment of notes payable related parties	(61,346)	-
Net cash provided by financing activities	212,795	625,853

Net increase (decrease) in cash	1,849	(176,389)

CASH AND CASH EQUIVALENTS, beginning of period	2,868	179,257
CASH AND CASH EQUIVALENTS, end of period	$4,717	$2,868

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

1. ORGANIZATION AND NATURE OF BUSINESS

mPhase Technologies, Inc. (“mPhase” or the “Company”) was initially incorporated in New Jersey in 1979 under the name Tecma Laboratory, Inc. In 1987, the Company changed its name to Tecma Laboratories, Inc. As Tecma Laboratories, Inc., the Company was primarily engaged in the research, development and exploration of products in the skin care field. On February 17, 1997, the Company acquired Lightpaths, Inc., a Delaware corporation, which was engaged in the development of telecommunications products incorporating DSL technology, and the Company changed its name to Lightpaths TP Technologies, Inc.

On May 5, 1997, the Company completed a reverse merger with Lightpaths TP Technologies, Inc. and thereafter changed its name to mPhase Technologies, Inc. on June 2, 1997.

mPhase, a New Jersey corporation is a publicly-held company with approximately 17.77 billion shares of common stock outstanding as of June 30, 2016. The Company’s common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL.

The Company historically has focused much of its efforts in the commercial deployment of its TV+ products for delivery of broadcast IPTV, and DSL component products which include POTS splitters. Beginning in 2004, the Company added a new line of power cell batteries and electronic sensors (magnetometers) being developed through the use of nano-technology.

In recent years, the Company has shifted its primary business focus to the development of innovative power cells and related products through the science of microfluidics, microelectromechanical systems (MEMS) and nano- technology. Using these disciplines, it has developed a battery that has a significantly longer shelf life prior to activation than conventional batteries. In addition, such battery product, unlike conventional batteries, is capable of disposal after use without harm to the environment. This technology is the primary technology of the Company today.

mPower Technologies, Inc. is a New Jersey corporation is a wholly-owned consumer products subsidiary of mPhase Technologies, Inc.  mPower has consumer products including the mPower Jump, the mPower Mini-Jump, the mPower Jump Plus and the mPower Jump Truck designed for various types of dead batteries that need jumping. Each product has a very small footprint and can fit in the glove compartment of most vehicles. mPower is also developing a reserve battery for homes to serve as a backup to a home’s primary electric provider. The Company had its last significant sale of Jump products during the first Quarter of Fiscal 2017 and this product line is treated as Discontinued Operations in these financial statements.

We are presently headquartered in New Dorp Beach, Staten Island New York, New York.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

2. GOING CONCERN AND MANAGEMENT’S PLANS

Through June 30, 2016, the Company incurred cumulative losses reflected in its accumulated deficit of $211,681,831 and at June 30, 2016 had a working capital deficit of $4,378,879. Funding in our traditional capital markets was difficult during FYE 2014, 2015 and 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the issue date of this report.

The Company was able to enter into convertible debt arrangements and private placements of equity with independent investors to provide liquidity and capital resources during the preceding two fiscal years. In addition, and from time to time during FYE 2016, the Company raised necessary working capital via bridge loans from officers. During FYE June 30, 2016 and 2015 the Company received proceeds from private placements with accredited investors of approximately $180,000 and $675,500 respectively. Such convertible debt arrangements have provided the Company with cash in the amounts of $0 and $40,000 during FYE 2016 and 2015 respectively.

The Company is currently focused on preserving the ability to continue the development and commercialization of its battery product using the science of nanotechnology. In April of 2016, the Company began the wind-down of its entire line of mPower Jump products owing to increased competition and erosion of pricing in the market. The Company had its last significant sale of Jump products during the first Quarter of Fiscal 2017 and this product line is treated as Discontinued Operations in these financial statements.

The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) successfully develop, market and sell its products. The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2017 and 2018 and continue its development and commercialization efforts.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of mPhase and its wholly-owned owned subsidiaries, mPower Technologies, Inc. & Medds, Inc. Significant inter-company accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These include estimated inventory and bad debt reserves. Actual results could differ from those estimates.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, accounts payable, current and long-term debt, line of credit, convertible debt and due to related parties. Management believes the estimated fair value of cash, accounts payable and debt instruments at June 30, 2016 and 2015 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. Fair value of due to related parties cannot be determined due to lack of similar instruments available to the Company.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

DEBT DISCOUNTS

Costs incurred with parties who are providing the actual long-term financing, which generally may include loan fees, the value of warrants, fair value of the derivative conversion feature, or the intrinsic value of conversion features associated with the underlying debt, are reflected as a debt discount. These costs and discounts are generally amortized over the life of the related debt.

DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives are recorded on the balance sheet at fair value. The conversion features of the convertible debentures may be embedded derivatives and would be separately valued and accounted for on our balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining fair value of our derivatives is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income. During the fiscal years ended June 30, 2016 and 2015, the Company utilized an expected life of 20 and 10 days based upon the look-back period of its convertible debentures and notes and a volatility of 100%, up and until the Change In Accounting Estimate effective June 30, 2016.

CHANGE IN ACCOUNTING ESTIMATE FOR THE VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

Changes in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates. The increase in fair value of derivative liabilities recognized effective June 30, 2016 is due to a change in accounting estimate related to the accounting for derivative liabilities. Due to the Company’s current share price and lack of trading liquidity in the Company’s common stock, in addition to limited shares available for conversions for such instruments as amended, the convertible notes were determined to have no basis for applying a derivative liability to the conversion of these notes. As a result, the Company recorded a change in accounting estimate which resulted in a gain on change in derivative liability of approximately $200,000 effective June 30, 2016.

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

RESEARCH AND DEVELOPMENT

Research and Development cost are charged to operations when incurred. The amounts charged to expense for the years ended June 30, 2016 and 2015 were $802 and $5,046, respectively.

PATENTS AND LICENSES

Patents and licenses are capitalized when mPhase determines there will be a future benefit derived from such assets and are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset, generally five years. As of June 30, 2016 and 2015, the book value of such assets, or $214,383, has been fully amortized and no amortization expense was recorded for the years ended June 30, 2016 and 2015, respectively.

INVENTORIES - Dicontinued Operations

The Company uses the First-In First Out method (FIFO) to account for inventory which is carried at the lower of cost and net realizable value. As of June 30, 2016 and 2015, inventory was valued at $23,551 and $218,653, net of a $69,106 and $70,592 reserve, respectively. The amounts of inventory write downs charged to the reserve for the year ended June 30, 2016 was $1,486. The amount charged to cost of sales for an increase in the reserve for the year ended June 30, 2015 was $31,045.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

LOSS PER COMMON SHARE, BASIC AND DILUTED

mPhase accounts for net loss per common share in accordance with the requirements FASB ASC 260 Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company has convertible securities held by third parties and convertible notes plus accrued interest thereon held by officers of the Company, subject to availability, convertible into approximately 989,667,994 shares immediately, and up to 9,817,388,619 shares if the forbearance agreement discussed in Note 8 is settled entirely in stock, for convertible notes held by third parties; and 1,493,326,550 shares, if available, for officer notes of the Company’s common stock based upon the conversion terms at June 30, 2016. If all were fully converted at June 30, 2016 based upon the terms at that date it would total 11,310,715,169 shares of the Company’s Common Stock.

In periods reporting a loss the inclusion of warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share and have been omitted in such computation.

The following Table Illustrates shares of the Company’s Common Stock subject to Convertible Obligations as of June 30, 2016

Convertible Obligations	Note Principle	Accrued Interest	Total	Shares Convertible
				immediately	over full term/ if available***
Arrangement #1 - JMJ Financial, Inc	$802,060	$317,921	$1,119,981	279,995,328	279,995,328
Arrangement #2 - St. George Investments/Fife Forbearance Obligation	756,218	-	756,218	625,000,000	9,452,720,625
Arrangement #3 - MH Investment trust II	3,333	1,747	5,080	84,672,667	84,672,667
Subtotal Convertible Notes payable	1,561,611	319,669	1,881,279	989,667,994	9,817,388,619
Notes Payable- Officers***	597,331	-	597,331	-	1,493,326,550
Total	$2,158,941	$319,669	$2,478,610	989,667,994	11,310,715,169

*** convertible if shares available

REVENUE RECOGNITION

As required, mPhase has adopted the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements,” which provides guidelines on applying generally accepted accounting principles to revenue recognition based on the interpretations and practices of the SEC. The Company has recognized revenue on it JUMP products (SEE Discontinued Operation caption herein) when the products were shipped, and title passed to the customer.

RECLASSIFICATIONS

Certain reclassifications have been made in the June 30, 2015 consolidated financial statements to conform to the current period presentation, primarily relating to segregating continuing and discontinued operations. The reclassified financial statement items had no effect on Net Loss for the Year, Total Stockholders’ Deficit or Total Assets for the fiscal years ended June 30, 2016 and 2015. For the Fiscal Years ended June 30, 2016 and 2015 the Company’s Statements of Operations and Cash Flows have been reclassified to the current presentation to reflect the Discontinued Operations resulting from terminating the Jump line of products which ceased having material sales in the first quarter of Fiscal 2017.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

DISCONTINUED OPERATIONS

The Company has classified the operating results and associated assets and liabilities from its Jump line of products, which ceased having material sales in the first quarter of Fiscal 2017, as Discontinued Operations in the Consolidated Financial Statements for the Fiscal Years ended June 30, 2016 and 2015.

The Assets and Liabilities associated with discontinued operations included in our Consolidated Balance Sheet were as follows:

	June 30,
	2016			2015
ASSETS	Total	Discontinued	Continuing	Total	Discontinued	Continuing
CURRENT ASSETS
Cash	$4,717	$-	$4,717	$2,868	$-	$2,868
Accounts receivable, net	440	440	-	8,502	8,502	-
Inventory, net	23,551	23,551	-	218,653	218,653	-
Prepaid and other current assets	1,180	1,180	-	36,868	36,868	-

TOTAL CURRENT ASSETS	29,888	25,171	4,717	266,891	264,023	2,868

Property and equipment, net	3,631	-	3,631	6,714	-	6,714
Other Assets	-	-	-	17,109	-	17,109

TOTAL ASSETS	$33,519	$25,171	$8,348	$290,714	$264,023	$26,691

LIABILITIES	Total	Discontinued	Continuing	Total	Discontinued	Continuing
CURRENT LIABILITIES
Accounts payable	$1,143,956	$578,242	$565,714	$1,023,344	$570,330	$453,014
Accrued expenses	750,628	92,195	658,434	328,276	14,5844	313,692
Due to related parties	212,545	-	212,545	188,045	-	$188,045
Customer deposits	-	-	-	26,691	26,691	-
Notes payable, officers’	597,331	-	597,331	534,151	-	$534,151
Notes payable, director & investor	115,486	-	102,783	90,000	-	90,000
Note Payable, finance company	27,210	27,210	-	-	-	-
Current Portion, Long term convertible debentures	1,561,611	-	1,380,934	355,479	-	$355,479
TOTAL CURRENT LIABILITIES	4,408,767	697,647	3,342,875	2,545,986	611,605	1,934,381
Long term portion of Convertible debentures	-	-	-	1,352,168	-	1,352,168
Convertible debt derivative liability	-	-	-	235,425	-	235,425

TOTAL LIABILITIES	$4,398,767	$1,055,892	$3,342,875	$4,133,579	$611,605	$3,521,974

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

DISCONTINUED OPERATIONS - (Continued)

Revenue and Expense Recognition for Discontinued Operations

The Company has recognized revenue on it JUMP products when the products were shipped, and title passed to the customer.

The results of discontinued operations include specifically identified and allocated common overhead expenses.

The Revenues and expenses associated with discontinued operations included in our Consolidated Statements of operations were as follows:

	For the Fiscal Years Ended June 30,
	2016	2015
	Discontinued	Discontinued

REVENUES	$523,116	$1,142,785

COSTS AND EXPENSES

Cost of Sales	389,241	743,150

Research and Development	802	5,046

Selling and Marketing (including non-cash stock related charges of $8,107 and $22,413 for the years ended June 30, 2016 & 2015).	139,672	322,226

General and Administrative	179,101	239,139

Depreciation and Amortization	-	-

TOTAL COSTS AND EXPENSES	708,816	1,309,561

OPERATING LOSS	(185,700)	(166,776)

OTHER INCOME (EXPENSE)
Interest (Expense)	(64,248)	(36,098)
Other Income (Expense)	14,800	3,600
Change in Fair Value of Derivative Liability	3,921	42,607

TOTAL OTHER INCOME (EXPENSE)	(45,526)	10,109

Loss From Discontinued Operations	$(231,227)	$(156,667)

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

INCOME TAXES

The Company accounts for income taxes in accordance with accounting guidance now codified as Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2016 and 2015, the Company had a full valuation allowance against its deferred tax assets.

Effective July 1, 2007, the Company adopted the provisions of FASB ASC 740-10-05, “Accounting for Uncertainties in Income Taxes.” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company files U.S. and state income tax returns with various statutes of limitations. The 2013 through 2016 tax years generally remain subject to examination by federal and most state tax authorities.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits, if any, in interest and operating expenses. No interest or penalties were recorded for the years ended June 30, 2016 and 2015.

BUSINESS CONCENTRATIONS AND CREDIT RISK

To date, the Company’s products have been sold to a limited number of wholesale customers, earlier primarily in the primarily in the automotive consumer products industry. During the fiscal years ended 2015 and 2016 sales consisted primarily of the Company’s new Jump products. Sales of individual Jump products are prepaid in advance and sales to distributors have terms of net 15 days or less while sales to retail chains have terms of 60 days. Sales through corporate office headquarters of major distributors can have payment terms of up to net 360 days to which the Company has not yet experienced. Throughout the year, cash balances that the Company maintains at financial institutions may exceed the Federal Deposit Insurance Corporation insurance limitation of up to $250,000. Cash balances exceeded FDIC did not exceed such amount during fiscal year ended June 30, 2016 and 2015.

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

ASU 2016-02 — In February 2016, the FASB issued a new lease standard that supersedes existing lease guidance under GAAP. This standard requires lessees to record most leases on their balance sheets but recognize expenses on their income statements in a manner similar to existing lease guidance under GAAP. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with the option to use certain relief. Full retrospective application is prohibited. This standard is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2018, which for us is our fiscal 2020. We are currently evaluating the impact this standard will have on our financial position, results of operations and cash flows.

ASU 2014-15 — Presentation of Financial Statements Going Concern (Subtopic 20540): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern to be effective for Annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016; which for us would be the third and fourth quarters of our fiscal 2018 and although early adoption is permitted for this standard, the Company has yet to adopt this standard.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

ASU 2016-09 — In March 2016, the FASB issued an accounting standards update making final targeted amendments to the accounting for employee share-based payments. These amendments will require entities to recognize the income tax effects of awards when the awards vest or are settled, will change an employer’s accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and will require entities to elect whether to account for forfeitures of share-based payments by either recognizing forfeitures of awards as they occur or estimating the number of awards expected to be forfeited as is currently required. The required method of adoption varies by amendment. This accounting standards update is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, which for us is our first quarter of fiscal 2019. Early adoption is permitted in any annual or interim period, but all of the guidance is required to be adopted in the same period and any adjustments must be reflected as of the beginning of the fiscal year. We are currently evaluating the impact this accounting standards update will have on our financial position, results of operations and cash flows.

ASU 2015-17 — Deferred Taxes (topic 740): For a particular tax-paying component of an entity and within a particular tax jurisdiction, all current deferred tax liabilities and assets shall be offset and presented as a single amount and all noncurrent deferred tax liabilities and assets, as well as any related valuation allowance, shall be offset and presented as a single noncurrent amount. However, an entity shall not offset deferred tax liabilities and assets attributable to different tax-paying components of the entity or to different tax jurisdictions. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, which for us is our first quarter of fiscal 2018. Early adoption is permitted in any annual or interim period, but all of the guidance is required to be adopted in the same period and any adjustments must be reflected as of the beginning of the fiscal year. We are currently evaluating the impact this accounting standards update will have on our financial position, results of operations and cash flows.

ASU 2016-15 The FASB recently issued ASU 2016-15 to clarify whether the certain items should be categorized as operating, investing or financing in the statement of cash flows. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, which for us is our fiscal 2019. Early adoption is permitted in any annual or interim period, but all of the guidance is required to be adopted in the same period and any adjustments must be reflected as of the beginning of the fiscal year. We are currently evaluating the impact this accounting standards update will have on our financial position, results of operations and cash flows.

ASU 2016-18 Statement of Cash Flows (Topic 230) : Restricted Cash (A Consensus of the FASB Emerging Issues Task Force) : The new standard requires the statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The Company has a restricted cash balance of $100,000 on the Condensed Consolidated Balance Sheet. The nature of the restriction is that the $100,000 is pledged and held by our financing company, Gerber Finance, as collateral in the Borrowing Base Collateral (BBC) calculations which determine what amounts we are allowed to borrow from time to time.

ASU 2015-14, Revenue from Contracts with Customers (Topic 606): In August 2015, the FASB issued, which deferred the effective date of ASU 2014-09 for all entities by one year. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application was permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 was to become effective for us beginning July 2017; however, ASU 2015-14 deferred our effective date until July 2018, which is when we plan to adopt this standard. The ASU permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required for customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. We have completed the process of evaluating the effect of the adoption and determined there should be no changes required to our reported revenues as a result of the adoption. We have determined the adoption of ASU 2015-14 will not have a material impact on our results of operations, cash flows, or financial position.

4. SUPPLEMENTAL CASH FLOW INFORMATION

	For the years ended
	June 30,
	2016	2015
Statement of Operation Information:
Amortization of loan discount, finance company	$15,356	$-
Extension & Conversion Fees on Convertible Debt	$-	$21,583
Beneficial Conversion feature interest expense of Officers’ Notes	$121,570	$121,570
Interest Paid (net interest income)	$81,937	$109,768

Non Cash Investing and Financing Activities:
Conversion of $62,188 Convertible Debt and $17,812 Related Interest to common stock	$80,000	$-
Conversion of Other Notes’ to common stock	$35,000	$-
Non-cash charges relating to Convertible Debt Settlement including $118,950 increase in loan amount and $18,469 increase in corresponding Derivative Liability	$-	$137,419
Convertible Note payable of $720,157 and $172,126 of accrued interest thereon merged into forbearance obligation	$-	$892,283

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

5. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

	June 30,
	2016	2015
Research Equipment	$48,383	$48,383
Office and Marketing	151,118	151,118
Gross Cost	199.501	199,501
Less Accumulated Depreciation	(195,870)	(192,787)

Net Property and Equipment	$3,631	$6,714

Depreciation expense for the years ended June 30, 2016 and 2015 was $3,083 and $4,271, respectively, of which $0 and $804, respectively, relates to research laboratory and testing equipment included in research and development expense.

6. ACCRUED EXPENSES

Accrued expenses consist of the following as of each Balance Sheet date:

	June 30,
	2016	2015
Accrued Interest - Convertible Debentures	$319,669	$231,944
Accrued Wages - Officers’- continuing operations	266,582	43,749
Other Expenses	72,182	35,984
Total - continuing operations	658,433	313,692
Accrued Wages - Officers’- discontinued operations	92,195	14,584

7. SHORT TERM NOTES PAYABLE

Short term notes payable is comprised of the following:

Other Short-Term Notes

Note Payable, Director & Investor

A Director of the Company loaned the Company $90,000 in the fourth quarter of fiscal year ended June 30, 2015.

Additionally, the Director advanced the Company $60,000 and received $40,000 in repayments during the fiscal year ended June 30, 2016, which together with $5,486 of accrued interest resulted in $115,486 outstanding at June 30, 2016.

During the fiscal year ended June 30, 2016, an unaffiliated shareholder advanced the Company $10,000 in September 2015 and $25,000 in December of 2015, totaling $35,000, which was converted into 175,000,000 shares of the Company’s common stock effective March 31, 2016. At June 30, 2016 no amounts remain outstanding under this note.

Note Payable, Finance Company

The Company Borrowed approximately $66,000 under two advances commencing January 2016, with scheduled repayments of approximately $87,500 originally due through July 2016. During fiscal year ended June 30, 2016 we made $75,012 of payments, which included $38,819 of principal and $36,193 of finance charges which are included in interest expense for the period. At June 30, 2016, $27,210 remains outstanding under this note.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

8. STOCKHOLDERS’ EQUITY

Long Term Convertible Debentures / Debt Discount Arrangements Convertible into Common Stock

The Company had 3 separate convertible debt arrangements with independent investors that were in effect at various times during the two fiscal years ended June 30, 2016 and 2015. The economic substance of convertible debt arrangements was to provide the Company with needed liquidity to supplement the private equity markets.

The form of the transaction generally involves the following:

●	The receipt of cash.

●	The issuance of a note payable from mPhase.

●	The issuance of a note receivable due to mPhase.

●	A Securities Purchase Agreement.

●	The note payable contains conversion features which permit the holder to convert debt into equity. Such debt is eligible to be converted into the Company’s common stock immediately.

●	The aggregate amount of notes payable exceeds the amount of cash received. As “Consideration” for this difference the Company takes back a secured note receivable. Security is generally liquid investments of the investor.

During the fiscal year ended June 30, 2016 a lender converted $70,000 of Convertible Debt which included $52,188 principal and $17,812 accrued interest thereon relating to the forbearance agreement into 812,500,000 shares of the Company’s Common stock.

Arrangement #1

The Company entered into a convertible note on November 17, 2009, the Company received a total of $186,000 of proceeds in connection with a new financing agreement with JMJ Financial. This transaction consists of the following: 1) a convertible note in the amount of $1,200,000 plus a one-time interest factor of 12% ($144,000) and a maturity date of September 23, 2012 and (2) a secured promissory note in the amount of $1,100,000 plus a one-time interest rate factor of 13.2% ($144,000 each) and a maturity date of September 23, 2012 due from the holder of the convertible note, of which the Company received a total of $150,000 of proceeds in connection with the second promissory note under this agreement. At June 30, 2012 this convertible note had $372,060 outstanding which was combined with the April 5, 2010 arrangement with JMJ Financial, Inc.

On December 15, 2009 the Company entered into a new financing agreement with JMJ Financial that consists of the following: 1) a convertible note issued by the Company in the amount of $1,500,000 plus a one-time interest factor of 12% ($180,000) and a maturity date of December15, 2012 and (2) a secured promissory note in the amount of $1,400,000 plus a one-time interest rate factor of 13.2% ($180,000) and a maturity date of December 15, 2012 due from the holder of the convertible note. To date the Company has received a total of $300,000 cash under this note and has issued no shares of common stock to the holder upon conversions. The Company and the holder entered into a Forbearance Agreement amendment, as amended, and funding and conversions have not occurred since April 2011. As of June 30, 2012, this convertible note had $321,000 outstanding which was combined with the April 5, 2010 arrangement with JMJ Financial, Inc.

On April 5, 2010, the Company entered into a financing agreement with JMJ Financial that consists of the following: 1) a convertible note issued by the Company in the principal amount of $1,200,000 plus a one-time interest factor of 12% ($144,000) and a maturity date of December 15, 2012, and (2) a secured promissory note from the holder of the convertible note in the amount of $1,100,000 plus a one-time interest rate factor of 13.2% ($144,000 each) and a maturity date of December 15, 2012. To date the Company has received a total of $100,000 cash under this note and has issued no shares of common stock to the holder upon conversions. The remaining $1,144,000 of cash was to be received from the holder plus accrued and unpaid interest is convertible into shares of common stock at the option of the holder. As of June 30, 2012, this convertible note had $109,000 outstanding which was combined with the November 17, 2009 and December 15, 2009 arrangements with JMJ Financial, Inc., for a total of $802,060 for convertible notes. The Company has no promissory notes receivable from JMJ as of June 30, 2012.

As of June 30, 2015, and as of June 30, 2016, the combined arrangements with JMJ in this note would be convertible into 258,208,588 into 279,995,328 common shares at the conversion floor price of $.004.

The Company has not made any payments of the $37,018 installment payments commencing October 1, 2012 and the holder has continued to accrue interest on the outstanding balance. At June 30, 2015 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $802,060 and $230,774, respectively. At June 30, 2016 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $802,060 and $317,921, respectively.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

8. STOCKHOLDERS’ EQUITY - (Continued)

Arrangement #2 (John Fife dba St. George Investors)/Fife Forbearance

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

On November 20, 2012, mPhase Technologies, Inc. (the “Company”) formally received an Event of Default and Redemption Notice dated November 16, 2012 with respect to an 8% Convertible Note dated September 13, 2011 issued by the Company to St. George Investments LLC and assigned to John Fife. The notice included alleged defaults with respect to payments owed by the Company under the Convertible Note and the failure to convert the Note into shares of the Company’s common stock. The alleged amount owed according to the notice was approximately $902,279.

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

The value of the forbearance debt obligation on June 30, 2015 is $902,253. At June 30, 2015, given the changes in the Company’s stock price during the 20 day look-back period for June 30, 2015, the estimated derivative liability had decreased to $232,423, a decrease from June 30, 2014 of $548,906 totaling $316,493, which when added to the $18,469 increase at the time the forbearance agreement resulted in a non-cash credit to earnings of $334,962 for the year ended June 30, 2015. The Forbearance agreement requires the Company to place, and the Company has done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments. The original agreement also provided that the Company file a Proxy statement before June 1, 2015 should additional shares be needed for the conversion reserve. The Company has not filed such a proxy statement due to cost prohibitions. The Company had not issued any stock for conversions since entering into the forbearance agreement and during the year ended June 30, 2015 and has made cash payments repaying $69,081 of principle and $41,019 of interest under the agreement. During the year ended June 30, 2016 the Company repaid $146,035 of principle and $72,465 of interest under the agreement, which included non-cash conversions of 812,500,000 shares of the Company’s common stock valued at $70,000 of which $17,812 represented accrued interest and $52,188 represented principle. The value of the forbearance debt obligation on June 30, 2016 is $756,218.

As of August 11, 2015 the Company entered into an Amendment No. 1 with Fife to the Forbearance Agreement rescheduling the monthly payment schedules.

As of January 19, 2016 the Company entered into a Second Amendment to the Forbearance Agreement again rescheduling certain of the monthly payments.

As of June 30, 2016 this forbearance obligation, as amended, would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares, for the satisfaction of the next required monthly payment, and (ii) up to 9,452,725,000 shares of our common stock should the entire obligation be converted.

On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360, 000, without conversion rights, in connection with the default by the Company under a Convertible Debenture dated September 13, 2011.

Arrangement #3 (MH Investment trust II)

On August 26, 2014, the Company issued to the MH Investment Trust. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 in which the Company received $40,000 in gross proceeds on September 1, 2014. The instrument is in the principal amount of $40,000 and matured on May 1, 2015. Interest only was payable at the rate of 12% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weighted average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion, or 65 % when the trading price exceeds $.0020 for the five days before such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital. At June 30, 2016 the note balance was $3,333 and accrued interest of $1,747, at 12%, remained due under this agreement. Based upon the price of the Company’s common stock on June 30, 2016 this Note is convertible into approximately 84,672,667 shares of common stock.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

8. STOCKHOLDERS’ EQUITY - (Continued)

The following table summarizes notes payable under convertible debt and debenture agreements as of:

	June 30,
	2016	2,015
Arrangement #1 - JMJ Financial, Inc	$802,060	$802,060
Arrangement #2 - St. George Investments/Fife Forbearance Obligation	756,218	902,253
Arrangement #3 - MH Investment trust II	3,333	3,333
Total notes payable	$1,561,611	$1,707,646
less: unamortized debt discount	-	-
Convertible Notes payable, net of discount	$1,561,611	$1,707,646
Convertible Notes payable-short term portion	$1,561,611	$355,479
Convertible Notes payable-long term portion	$-	$1,352,167

Included in accrued expenses is $319,669 and $231,944 of interest accrued on these notes at June 30, 2016 and June 30, 2015, respectively.

During the fiscal year ending June 30, 2016 and 2015, the following transactions impacted stockholders’ equity

Private Placements

During the fiscal year ended June 30, 2016, the Company received $180,000 of net proceeds from the issuance of 1,116,666,666 shares of common stock in private placements with accredited investors, incurring finder’s fees of $20,000.

During the fiscal year ended June 30, 2015, the Company received $676,500 of net proceeds from the issuance of 2,070,000,000 shares of common stock in private placements with accredited investors, including 50,000,000 shares to finders and $34,500 in fees.

Conversion of debt securities

During the fiscal year ended June 30, 2016, $115,000 of debt including of accrued interest and fees thereon was converted into 987,500,000 shares of common stock to holders of a Convertible Note and a demand loan. This included the conversion of $70,000 of Convertible Debt which consisted of $52,188 principal and $17,812 accrued interest thereon relating to the forbearance agreement referred to as Arrangement #2 (John Fife dba St. George Investors) discussed above, into 812,500,000 shares of the Company’s Common stock. This also included the conversion a demand loan of $35,000 (discussed in Note-7 Other Loan Payable) with an unaffiliated shareholder into 175,000,000 shares of the Company’s Common stock.

Stock Based Compensation

The Company issued awards of 26,058,000 shares of common stock to employees and consultants during the fiscal year ended June 30, 2016 valued at $8,105. The Company issued awards of 46,412,357 shares of common stock to employees and consultants during the fiscal year ended June 30, 2015 valued at $22,413. No stock-based compensation was issued to Officers of the Company during this fiscal years ended June 30, 2016 or 2015.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

8. STOCKHOLDERS’ EQUITY - (Continued)

RESERVED SHARES

The Forbearance agreement connected with arrangement #2 above requires the Company to place, and the Company has done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments. During the year ended June 30, 2016, 812,500,000 shares from this reserve have been issued to satisfy the conversion provisions. Through August 31, 2016, to satisfy the conversion provisions, 187,500,000 shares were issued from this reserve and no amounts remain under the reserve agreement with our transfer agent.

During the Fiscal Year Ended June 30, 2014 the Company advanced 40,000,000 shares distributable under a prior equity line of credit of which 3,990 shares of the Company’s common stock were resold and 36,010,000 shares were unsold when the agreement expired in February 2015 and at June 30, 2016 these shares are still subject to be returned to the Company’s treasury for cancellation.

RETIRED SHARES

Effective June 26, 2016, November 25, 2016 and June 26, 2017, Karen Durando, the wife of Ron Durando, returned 299,569,203,800,000,000 and 295,430,797, for a total of 1,395,000,000 shares of common stock of the Company. Effective September 19, 2017 Mr. Smiley returned 1,367,226,459 to the Company. Effective December 31, 2017 Patricia Dotoli, the wife of, Gus Dotoli, returned 1,336,972,075 shares of common stock to the Company.

Such shares were previously issued common stock of the Company. The return of common stock was to provide the Company with sufficient authorized but unissued shares of stock to enable the Company to have additional authorized shares of its common stock to complete present private placements to provide operating capital for the Company.

9. RELATED PARTY TRANSACTIONS

MICROPHASE

During a portion of the fiscal year ended June 30, 2016, the Company leased office space from Microphase at its Norwalk location. Rental expense charged by Microphase was $4,500 from July 1, 2015 through June 30, 2016. Microphase provided certain research and development services and shares administrative personnel from time to time. During the years ended June 30, 2016 and 2015, Microphase Corporation charged the Company $4,500 and $29,725 for rent and $0 and $18,937 for administrative expenses. Mr. Ergul, retired as the chairman of the board of mPhase in Nov 2007. Mr. Ergul and his family had owned a controlling interest and he is a director of Microphase Corporation. On February 9, 2015 Mr. Durando assigned all his interests in the Capital Stock of Microphase to the RCKJ Trust as the Grantor. The beneficial owners for economic purposes at that time were Mr. Durando’s children. Mr. Durando was a strategic employee of Microphase Corporation from January 2, 2015 through May 31, of 2017. On June 2, 2017 the RCKJ Trust, the holder of Durando’s prior interest in Microphase, and the Ergul Family Limited partnership, the holder of Ergul’s prior interest in Microphase, exchanged all (its) there shares of stock in Microphase in exchange for shares of stock in Digital Power Corporation, a publicly-held company then listed on the New York Stock exchange.

During the years ended June 30, 2016 and 2015, Mr. Biderman’s firm charged finders’ fees of $20,000 and $34,500.

During the fiscal years ended June 30, 2016 and 2015, the Company paid $59,500 and $87,000 of fees to Karen Durando for product marketing services.

Summary of compensation to related parties for the Year Ended June 30, 2016

	Durando	Dotoli	Smiley	Sub-total Officers	K. Durando	Biderman	Microphase	Total
Consulting / Salary	$160,000	$74,000	$74,000	$308,000	-	-	-	$308,000
Interest	21,282	8,713	6,753	36,748	-	5,486	-	42,234
Rent	-	-	-	-	-	-	4,500	-
Selling & marketing	-	-	-	-	59,500	-	-	64,000
Finders Fees	-	-	-	-	-	20,000	-	20,000
Total compensation for the Year Ended June 30, 2016	$181,282	$82,713	$80,753	$344,748	$59,500	$25,486	$4,500	$434,234

Summary of compensation to related parties for the Year Ended June 30, 2015

	Durando	Dotoli	Smiley	Sub-total Officers	K. Durando	Biderman	Microphase	Total
Consulting / Salary	$200,000	$100,000	$100,000	$400,000	-	$87,000	-	$487,000
Interest	18,061	7,647	5,498	31,206	-	-	-	31,206
Rent	-	-	-	-	-	-	29,725	29,725
Selling & marketing	-	-	-	-	-	-	18,937	18,937
Finders Fees	-	-	-	-	-	34,500	-	34,500
Total compensation for the Year Ended June 30, 2015	$218,061	$107,647	$105,498	$431,206	$-	$121,500	$48,662	$601,368

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

9. RELATED PARTY TRANSACTIONS - (Continued)

Conversion Feature and Conversions of Debt to Officers’

During the fiscal year ended June 30, 2014, the officers’ were authorized by the board of directors’ to enter into agreements to convert certain officer notes, previously convertible at $.004 from August of 2011 through March of 2014, based upon the then concurrent terms of private placements with accredited investors. The Company amended the conversion feature to provide for the conversion of the remaining Officers’ loans into shares of common stock at a conversion price of $.0004, representing the concurrent terms of private placements with accredited investors, for a term of five years effective March 31, 2014. In connection with conversion transactions effective March 31, 2014 the officers’ agreed to forego and cancel $425,918 of accrued wages since fiscal 2013 and $238,321 of accrued interest since fiscal 2009 totaling a cancelation of $664,239 of debt. $361,380 of the debt forgiven was attributed to the $723,729 debt the officers’ converted and $302,859 of the debt forgiven was attributed to the $502,837 of remaining debts to officers’. A beneficial conversion feature of $1,673,261 based upon on the difference between the trading price and the conversion price at the time of the conversion; less the $361,380 of debt forgiven attributable to the $723,729 of debt that was converted into 1,809,326,625 of shares of the Company’s common stock; resulted in the recording of $1,311,881 beneficial conversion feature interest expense during the nine months ended March 31, 2014. The value of the of the conversion feature at $.0004, at the option of the officers, to the extent shares are available, for the $502,837 of remaining debts to officers’, considered to be a warrant feature; was computed to be $1,413,547 using the black shoals method with a volatility of 100%, risk free interest rate of .05% and a term of five years which and less $302,859 debt forgiven and the $502,837 of remaining debts to officers’ the forgiveness was attributable to and cancellable if exercised, resulted in recording $607,851 of deferred beneficial conversion feature interest expense, a reduction of additional paid in capital, which will be amortized on a straight line basis over the life of the warrant feature or sooner if and when converted. The Company amortized $30,393 of the $607,857 deferred charge from April 1, 2014 through June 30, 2014 for a total of $1,342,274 beneficial conversion feature interest expense for the year ended June 30, 2014 and $577,464 of deferred charges for beneficial conversion feature interest expense remain as a reduction of additional paid in capital.

During fiscal year ended June 30, 2015, officers of the Company did not convert any of the officer notes into common stock. The Company amortized $121,570 of the $577,464 previously deferred charge to beneficial conversion feature interest expense for the year ended June 30, 2015. At June 30, 2015 $455,894 of deferred charges for beneficial conversion feature interest expense remain as a reduction of additional paid in capital which will be amortized on a straight-line basis over the life of the warrant or sooner if and when converted.

At June 30, 2015 these notes and accrued interest at the rate of 6% totaled $534,151. On June 30, 2015, these Notes are convertible into approximately 1,335,377,500 shares of common stock, if available.

During fiscal year ended June 30, 2016, officers of the Company did not convert any of the officer notes into common stock. The Company amortized $121,570 of the approximately $455,894 previously deferred charge to beneficial conversion feature interest expense for the year ended June 30, 2016. At June 30, 2016 $334,318 of deferred charges for beneficial conversion feature interest expense remain as a reduction of additional paid in capital which will be amortized on a straight-line basis over the life of the warrant or sooner if and when converted.

At June 30, 2016 these notes and accrued interest at the rate of 6% totaled $597,331. On June 30, 2016, these Notes are convertible into approximately 1,493,326,550 shares of common stock, if available.

Summary of amounts payable to related parties as of June 30, 2016

	Durando	Dotoli	Smiley	Total Officers’ Notes Payable	K. Durando	Biderman	Microphase	Total
Notes Payable Officers & Director	$313,056	$109,056	$8,800	$430,912		$115,486	-	$546,398
Accrued Wages Officers/Accrued Fees	184,389	99,194	99,194	-	34,000	-	-	392,777	(i)
Due to Affiliates	-	-	-	-		180,000	32,545	212,545
Interest Payable	46,593	19,456	100,369	166,419	-	-	-	166,419

Total Payable to Officers / Affiliates as of June 30, 2016	$544,038	$215,706	$196,363	$597,331	$34,000	$295,486	$32,545	$1,318,138

(i)	Amount due to K. Durando of $34,000 is included in accounts payable and $358,777 of wages accrued for officers are included in accrued expenses at June 30, 2016

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

9. RELATED PARTY TRANSACTIONS - (Continued)

Summary of payables to related parties as of June 30, 2015

	Durando	Dotoli	Smiley	Total Officers’ Notes Payable	K. Durando	Biderman	Microphase	Total
Notes Payable Officers & Director	$283,565	$115,915	$5,000	$404,480		$90,000	-	$494,480
Accrued Wages Officers	29,167	14,583	14,583	-	-	-	-	58,333	(i)
Due to Affiliates	-	-	-	-		160,000	28,045	188,045
Interest Payable	25,311	10,743	93,617	129,671	-	-	-	129,671

Total Payable to Officers / Affiliates as of June 30, 2015	$338,043	$141,241	$113,200	$534,151	$-	$250,000	$28,045	$870,529

(i)	$58,333 of wages accrued for officers are included in accrued expenses at June 30, 2015

10. INCOME TAXES

The accompanying consolidated balance sheet includes the following components of deferred taxes under the liability method:

	2016	2015
Deferred Tax Assets
Net operating loss carry forward	$42,814,400	$44,907,800
	42,814,400	44,907.800
Net Deferred Tax Asset	42,814,400	44,907,800
Valuation allowance	(42,814,400)	(44,907,800)
	$-	$-

The valuation allowance at June 30, 2016 and 2015 was $42,814,400 and 44,907,800, respectively.

At June 30, 2016, the Company has federal net operating loss carry forwards of approximately $115.5 million and $56.6 million to offset future federal and state income taxes, respectively, which expire at various times from 2017 through 2035. The federal net operating loss carry forwards may be subject to the separate return loss limitation rules and IRC section 382 limitations due to changes in ownership. The Company has assessed the evidence of its forecasted future operations against the potential likelihood of the realization of the deferred tax assets to make the determination that the Company will not utilize these carry forwards and has recorded a valuation allowance against the net deferred tax asset.

The Company had estimated net tax losses of $1,048,350 and $1,049,270 in 2016 and in 2015. Deferred income taxes relate principally to net operating loss carry forwards; these can differ from computations based upon book losses for the use for tax purposes of accelerated depreciation methods and the difference in the book and tax basis of certain stock-based compensation, debt cancelation, inventory reserves and account receivable reserves.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

10. INCOME TAXES - (Continued)

The provision for income taxes from continuing operations differs from taxes that would result from applying Federal statutory rates because of the following:

	Year ended June 30,
	2016		2015
	Amount	Percent	Amount	Percent
Taxes at Federal Statutory Rate	$(356,400)	(34.0)	$(356,752)	(34.0)
State Taxes Net of Federal Tax	(62,900)	(5.60)	(58,759)	(5.60)
Valuation Allowance	419,300	39.6%	415,511	39.6%
	$-		$-

At June 30, 2016 and 2015, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at June 30, 2016 and 2015.

11. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Our corporate headquarters had been located in Clifton, New Jersey since August 15, 2014., The Company initially rented the Clifton premise under a one-year lease with monthly rent of $4,020, which was renewed with monthly rent of $4,132 per month through July, 2016, when this lease terminated by mutual agreement with landlord. The Company cancelled its security deposit and no amounts remain due under the agreement.

The Company had leased a warehouse and limited office space in Norwalk, Connecticut, commencing in April of 2015 with a monthly rental of $2,200 per month. The Company vacated the Norwalk premise in April 2016 and the Company moved its warehouse contents, primarily inventory and associated shipping materials of its mPower battery products into the Clifton premise. The Company has $22,000 of unpaid rent in accounts payable at June 30, 2016.

Presently the Company has relocated its office, which includes modest office space, limited storage and utilities, to 688 New Dorp Lane, Staten Island, New York, on May 1, 2017, the rental terms included a three-month commitment; renewable 3 months at a time, with monthly rent of $400 plus limited utilities.

The Company entered into a conditional lease for a production facility located in Passaic, New Jersey, the commencement of which was contingent upon the Company obtaining funding from investors pursuant to an economic development program within governmental guidelines. During the year ended June 30, 2016 the Company canceled this lease and received the deposit.

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

The value of the forbearance obligation on June 30, 2016 is $756,218 (See Note 8), all of which are included in current liabilities at that date. The value of the judgment totaled approximately $1.6 million as of December 31, 2014 and bears a punitive interest rate of 16% and would become payable in full if the Company defaults under the forbearance obligation reduced by payments under the Forbearance Agreement, which through June 30, 2016 totals $250,000 or approximately, $1.35 million. Through June 30, 2016 the Company has not defaulted under the agreement. The Forbearance agreement requires the Company to place, and the Company has done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments, which through June 30, 2016, 812,500,000 shares from this reserve have been issued to satisfy the conversion provisions. During the year ended June 30, 2017 187,500,000 shares were issued from this reserve and no amounts remain under the reserve agreement with our transfer agent.

As of June 30, 2016, this forbearance obligation would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares immediately for the satisfaction of the next required monthly payment, and (ii) up to 9,327,720,625 shares of our common stock should the entire obligation be converted.

Subsequent to June 30, 2016 this Forbearance Agreement with Fife has been amended several times; the most recent providing for settlement amounts less than the aggregate of liabilities recorded in the financial statements. (See Note 13)

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

12. FAIR VALUE MEASUREMENTS

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

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	June 30,	June 30,
	2016	2015
Balance, Beginning	$235,425	$637,543
Increase (Decrease) in Derivative and associated liabilities	(35,647)	(439,896)
Debt discounts	-	37,778
Reversal of Entire Liability- Change in Accounting Estimate (see Note 3)	(199,778)	-
Balance, Ending	$-	$235,425

Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is input is unobservable. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.

13. SUBSEQUENT EVENTS

●	On July 16, 2016 the Company closed its office in Clifton, New Jersey to further conserve financial resources. The Company moved to its present address on May 1, 2017 (See Note 11-Commitments & Contingencies)

●	From July 1, 2016 through March 31, 2018, the Company issued 1,900,000,000 shares of its common stock in private placements pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder raising gross proceeds of $95,000, subject to $9,500 of accrued finder’s fees, all of which was used for working capital and general corporate purposes.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

13. SUBSEQUENT EVENTS - (Continued)

●

On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360,000, without conversion rights, relating to the default by the Company under a Convertible Debenture dated September 13, 2011. At June 30, 2016 we had recorded $746,218 for the forbearance agreement and $0 for the derivative liability associated with the Conversion feature with respect to this arrangement, as amended.

●	In April of 2017, the Company received a judgment from the Federal District Court of Northern Illinois Eastern Division in its favor with prejudice dismissing a claim by River North Equity covering Convertible Securities of the Company which effectively negated the two notes River North Equity obtained from JMJ Financial. At June 30, 2016 the amount recorded in Current Liabilities for the two notes and accrued interest thereon subject to the River North Equity claim was $689,822 of the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial which was $1,097,877.

●

December 1, 2017 the Company announced in a Form 8k filing that as part of an over recapitalization of the Company that, subject to filing with the Secretary of State of New Jersey of an Amendment to its Certificate of Incorporation increasing it authorized shares of common stock to 72 billion shares, the Board of Directors has approved the granting of a total of 5,750,000,000 shares of common stock to Officers, Directors and an Accounting Consultant of the Company. It is necessary for the Company to complete the filing of 4 years of back state and federal income tax returns with the Department of Revenue of New Jersey in order to amend its Certificate of Incorporation. In addition, the Board of Directors approved the issuance of 16,000,000 shares to Officers and Directors and the Company’s accounting Consultant in exchange for aggregate indebtedness and fees owed to such persons in the approximate amount of $1,600,000.

●

On December 28, 2017 the Company entered into a non-binding letter of intent with Scepter Commodities, LLC for the proposed acquisition by Scepter of 80% of the fully-diluted shares of the Company on a reverse split basis. As of February 15, 2018, and again as of April 3, 2018, the Company and Scepter amended the letter of intent extending the time period for the Company to become current in its SEC filings.

●	On February 16, 2018, the Company and John Fife entered into an Amendment to a Judgment Settlement Agreement dated August 18, 2017 modifying the repayment schedule of a Convertible Debenture of the Company originally issued on September 13, 2011. As of April 15, 2018, the Company is in arrears with respect to a $15,000 payment due under such Agreement, as amended.

●	Subsequent to June 30, 2016, through March 31, 2018, Messrs. Durando, Biderman, Smiley and Dotoli loaned the Company approximately $39,647, $10,000, $16,850, and $1,850 to provide general working capital to commence the filings necessary to bring the Company’s financial statements and required periodic each report pursuant to section 13 or 15(d) of the securities exchange act of 1934 current.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: May 15, 2018	By:	/s/ RONALD A. DURANDO
Ronald A. Durando
President, CEO

	By:	/s/ MARTIN SMILEY
Martin Smiley
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Ronald A. Durando, Chief Executive Officer, Director	May 15, 2018

Gustave T. Dotoli, Chief Operating Officer, Director	May 15, 2018

Martin S. Smiley, Executive Vice President, Chief Financial Officer and General Counsel	May 15, 2018

Abraham Biderman, Director	May 15, 2018

Victor Lawrence, Director	May 15, 2018

42