Form 10-Q
period 2016-09-30
MPHASE TECHNOLOGIES INC
filed 2018-06-08
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF MAY 17, 2018 IS 16,460,514,423 SHARES, ALL OF ONE CLASS OF $.001 PAR VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

i

mPHASE TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	September 30, 2016	June 30, 2016
ASSETS	(Unaudited)
CURRENT ASSETS (see Note 1)
Cash	$8,793	$4,717
Assets of discontinued operations	5,042	25,171
TOTAL CURRENT ASSETS	13,835	29,888

Property and equipment, net	2,894	3,631

TOTAL ASSETS	$16,729	$33,519

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES (see Note 1)
Accounts payable	$573,051	$565,714
Accrued expenses	717,531	658,433
Due to related parties	212,545	212,545
Notes payable, Officers’	612,594	597,331
Notes payable, Director & Investor	117,241	115,486
Current portion, long term convertible debentures	1,563,245	1,561,611
Liabilities of discontinued operations	722,062	697,647
TOTAL CURRENT LIABILITIES	4,518,268	4,408,766

STOCKHOLDERS’ DEFICIT
Common stock, par value $.001, 18,000,000,000 shares authorized, 17,960,143,845 & 17,772,643,845 shares issued and outstanding at September 30, 2016 (unaudited) & June 30, 2016, respectively	17,960,143	17,772,643
Additional paid in capital	189,391,834	189,533,941
Accumulated deficit	(211,853,516)	(211,681,831)
TOTAL STOCKHOLDERS’ DEFICIT	(4,501,539)	(4,375,247)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$16,729	$33,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	September 30, 2016	September 30, 2015

REVENUES	$-	$-

COSTS AND EXPENSES

General and administrative	63,754	181,740

Depreciation and amortization	737	738

TOTAL COSTS AND EXPENSES	64,491	182,478

OPERATING LOSS	(64,491)	(182,478)

OTHER INCOME (EXPENSE)
Interest (Expense)	(76,274)	(63,068)
Other income (Expense)	-	-
Change in fair value of derivative liability	-	(224,961)

TOTAL OTHER INCOME (EXPENSE)	(76,274)	(288,029)

Loss from Continuing Operations, before Income Taxes	(140,765)	(470,507)

Loss from Discontinued Operations	(30,921)	(73,216)

Income Taxes	-	-

Net Loss	$(171,686)	$(543,723)

Basic & Diluted Net loss per share:
Loss per share From Continuing Operations	$(0.00)	$(0.00)
Loss per share From Discontinued Operations	$(0.00)	$(0.00)
Net Loss per share	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding;
Basic & Diluted	17,929,573,192	16,155,394,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

 Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	September 30, 2016	September 30, 2015
Cash Flow From Operating Activities:
Net Loss from continuing operations	$(140,765)	$(470,507)
Net Loss from discontinued operations	(30,921)	(73,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	737	738
Non-cash charges relating to issuance of common stock, common stock options and warrants	-	2,236
Gain on sale of patent	(12,500)	-
Change in fair value of derivative liability and debt discount charges (credits)	-	252,765
Other non-cash charges for beneficial conversion interest expense	30,393	30,393
Amortization of loan discount, finance company	2,700	-
Changes in assets and liabilities:
Accounts receivable	55	4,077
Inventories	20,074	53,469
Prepaid expenses and other current assets	-	16,059
Other assets	-	3,060
Accounts payable & accrued expenses	75,451	28,568
Customer deposits	-	(26,691)
Due to/from related parties
Microphase & Eagle	-	16,250
Officers	54,000	94,444
Net cash used in operating activities	(776)	(68,355)

Cash Flow Used in Investing Activities:
Purchase of fixed assets	-	-
Net Cash used in investing activities	-	-

Cash Flow from Financing Activities:
Proceeds from issuance of common stock, net of finder’s fees	-	126,000
Proceeds of demand note	-	10,000
Repayment to Finance Company	(3,600)	-
Repayment of convertible debentures	-	(42,635)
Proceeds from notes payable related parties	8,504	-
Repayment of notes payable related parties	(52)	(21,323)
Net cash provided by financing activities	$4,852	$72,042

Net increase in cash	4,076	3,687

CASH AND CASH EQUIVALENTS, beginning of period	4,717	2,868
CASH AND CASH EQUIVALENTS, end of period	$8,793	$6,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

mPhase Technologies, Inc. (the “Company”) was organized on October 2, 1996 and is presently focused on restructuring its debt obligations to be in a position to capitalize on its existing intellectual property portfolio and endeavor to further develop new “smart surface” products through the sciences of microfluidics, micro-electromechanical systems (MEMS) and nanotechnology. The Company plans to restructure its business through some combination of raising additional capital, strategic partnerships and or mergers & acquisitions.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ending September 30, 2016 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2016.

GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Through September 30, 2016, the Company had incurred (a) cumulative losses totaling ($211,853,516) and (b) a stockholders’ deficit of ($4,501,539). At September 30, 2016, the Company had $8,793 of cash and $385 of trade receivables from discontinued operations to fund short-term working capital requirements. In addition, the Company relies on the continuation of funding through private placements of its common stock. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this quarterly report. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its smart surface products. There can be no assurance the necessary debt or equity financing will be available, or if so, on terms acceptable to the Company.

INVENTORY- Discontinued Operations

The Company uses the First In First Out method (FIFO) to account for inventory which is carried at lower of cost and net realizable value. As of June 30, 2016, inventory consisted primarily of its various Jump products including the Jump and the mini Jump, and our remaining flashlight inventory, and was valued at $23,551. As of September 30, 2016, inventory consisted primarily of the Company’s line of Jump products including the new Jump Plus, and our remaining flashlight inventory, and was valued at $3,477. The Company’s Board of Directors, in a meeting on June 25, 2016, determined it was in the best interest of the Company to discontinue its entire line of Jump products in the 1st quarter of fiscal year 2017 owing to increased competition and decreasing margins. Appropriate reserves have been taken as of June 30, 2016 and September 30, 2016, to assure that the cost of such inventory does not exceed the expected net realizable value.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates include net realizable value of inventories, estimated value of stock based compensation and changes in and the ending fair value of derivative liability. Actual results could differ from those estimates.

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

As of September 30, 2016, due to the Company’s current share price and lack of trading liquidity in the Company’s common stock, in addition to limited shares available for conversions for such instruments as amended, the convertible notes were determined to still have no basis for applying a derivative liability to the conversion of these notes.

LOSS PER COMMON SHARE, BASIC AND DILUTED

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had no warrants to purchase shares of its common stock and no options to purchase shares of its common stock outstanding at September 30, 2016.

At September 30, 2016 the Company has convertible securities held by third parties that are immediately convertible into 997,865,987 shares of common stock (which amount include one additional assumed monthly conversion by John Fife in April 2016 under the terms of the Forbearance Agreement, as amended). Under the terms of the Forbearance Agreement, as amended, with John Fife (arrangement #4), Fife may acquire a total of 9,473,137,500 shares of the Company’s common stock based upon the conversion terms; if the forbearance agreement discussed in Note 3 is settled entirely in stock. In addition, the Company has convertible notes plus accrued interest thereon held by officers of the Company, subject to availability, convertible into approximately 1,493,326,550, immediately, if available.

The following table illustrates debts convertible into shares of the Company’s Common Stock at September 30, 2016:

	September 30, 2016
	Note Principle	Accrued Interest	Total	Shares Convertible
				immediately	over full term, if available*
Arrangement #1 - JMJ Financial, Inc	$802,060	$340,471	$1,142,531	285,632,653	285,632,653
Arrangement #2 - St. George Investments/Fife Forbearance Obligation	757,851	-	757,851	625,000,000	9,473,137,500
Arrangement #3 - MH Investment trust II	3,333	1,901	5,234	87,233,333	87,233,333
Total Convertible Notes payable	1,563,244	342,372	1,905,616	997,865,987	9,846,003,487
Notes Payable- Officers*	612,594	-	612,594	-	1,531,485,000
Total	$2,175,838	$342,372	$2,518,210	997,865,987	11,377,488,487

* convertible if shares available

DEBT DISCOUNTS

Costs incurred with parties who are providing the actual long-term financing, which may include loan fees, the value of warrants, the fair value of the derivative conversion feature, or the intrinsic value of conversion features associated with the underlying debt, are reflected as a debt discount. These costs and discounts are generally amortized over the life of the related debt.

DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives are recorded on the balance sheet at fair value. The conversion features of the convertible debentures and convertible notes may be embedded derivatives and would be separately valued and accounted for on our balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining fair value of our derivatives is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income. During the Quarter ended September 30, 2016 the Company utilized an expected life of 20 and 10 days based upon the look-back period of its convertible debentures and notes and a volatility of 100%, up and until the Change In Accounting Estimate effective June 30, 2016.

RECLASSIFICATIONS

Certain reclassifications have been made in the prior period consolidated financial statements, primarily to reflect the Discontinued Operations resulting from terminating the Jump line of products which ceased having material sales in the first quarter of Fiscal 2017 to conform to the current period presentation. The reclassified financial statement items had no effect on (a) Net Loss for the three months ended September 30, 2016 and 2015, or (b), total Stockholders’ Deficit or total Assets as of September 30, 2016 or June 30, 2016.

DISCONTINUED OPERATIONS

The Company has classified the operating results and associated assets and liabilities from its Jump line of products, which ceased having material sales in the first quarter of Fiscal 2017, as Discontinued Operations in the Consolidated Financial Statements for the Fiscal Years ended June 30, 2016 and 2015.

The Assets and Liabilities associated with discontinued operations included in our Consolidated Balance Sheet were as follows:

	September 30, 2016			June 30, 2016
	(Unaudited)
ASSETS	Total	Discontinued	Continuing	Total	Discontinued	Continuing
CURRENT ASSETS
Cash	$8,793	$-	$8,793	$4,717	$-	$4,717
Accounts receivable, net	385	385	-	440	440	-
Inventory, net	3,477	3,477	-	23,551	23,551	-
Prepaid and other current assets	1,180	1,180	-	1,180	1,180	-

TOTAL CURRENT ASSETS	13,835	5,042	8,793	29,888	25,171	4,717

Property and equipment, net	2,894	-	2,894	3,631	-	3,631

TOTAL ASSETS	16,729	5,042	11,687	33,519	25,171	8,348

LIABILITIES
CURRENT LIABILITIES
Accounts payable	1,161,479	588,428	573,051	1,143,956	578,242	565,714
Accrued expenses	824,725	107,195	717,531	750,628	92,195	658,434
Due to related parties	212,545	-	212,545	212,545	-	212,545
Notes payable, Officers’	612,594	-	612,594	597,331	-	597,331
Notes payable, Director & Investor	117,241	-	117,241	115,486	-	115,486
Note Payable, Finance Company	26,439	26,439	-	27,210	27,210	-
Current portion, long term convertible debentures	1,563,245	-	1,563,245	1,561,611	-	1,561,611

TOTAL LIABILITIES	$4,518,268	$722,062	$3,796,207	$4,408,767	$697,647	$3,711,121

DISCONTINUED OPERATIONS - (Continued)

Revenue and Expense Recognition for Discontinued Operations

The Company has recognized revenue on its JUMP products when the products were shipped, and title passed to the customer.

The results of discontinued operations include specifically identified and allocated common overhead expenses.

The Revenues and expenses associated with discontinued operations included in our Consolidated Statements of operations were as follows:

	For the Three Months Ended
	September 30, 2016	September 30, 2015
	Discontinued	Discontinued
REVENUES	$19,892	$183,271

COSTS AND EXPENSES

Cost of sales	20,075	114,893

Research and development	38	-

Selling and marketing (including non-cash stock related charges of $0 and $2,236 for the three months ended September 30, 2016 & 2015).	8,193	41,939

General and administrative	22,880	54,062

Depreciation and amortization	-	-

TOTAL COSTS AND EXPENSES	51,186	210,894

OPERATING LOSS	(31,294)	(27,623)

OTHER INCOME (EXPENSE)
Interest (Expense)	(12,127)	(8,894)
Other income (Expense)	12,500	-
Change in fair value of derivative liability	-	(27,804)

TOTAL OTHER INCOME (EXPENSE)	373	(45,593)

Loss From Discontinued Operations	$(30,921)	$(73,216)

2.	SUPPLEMENTAL CASH FLOW INFORMATION

	For the Three Months Ended
	September 30, 2016	September 30, 2015
Statement of Operation Information:
Interest paid (net interest income)	$20,683	$19,661

Non-Cash Investing and Financing Activities:
Conversion of $9,460 convertible debt and $5,540 accrued interest to common stock	$15,000	$-
Amortization of loan discount	$2,700	$-

3.	EQUITY TRANSACTIONS, NOTES PAYABLE AND CONVERTIBLE DEBT

Private Placements

During the three months ended September 30, 2016, the Company did not issue any shares of stock in private placements.

During the three months ended September 30, 2015 the Company issued 406,666,667 shares of its common stock in connection with private placements pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended, raising gross proceeds of $140,000 and incurring finder’s fees of $14,000. The proceeds were used by the Company as working capital.

Stock Based Compensation

During the three months ended September 30, 2016, the Company did not issue any common stock, warrants or options to employees or officers.

During the three months ended September 30, 2015, the Company issued 4,473,000 shares of common stock compensation to employees valued at $2,236, based upon the closing trading price for each quarter end earned, the entire amount of which is included in selling and marketing expenses in the Condensed Consolidated Statements of Operations for that period. The Company during such period did not issue any common stock, warrants or options to officers.

Other Short-Term Notes

Note Payable, Director

A Director of the Company loaned the Company $90,000 in the fourth quarter of fiscal year ended June 30, 2015 and additionally advanced the Company $60,000 and received $40,000 in repayments during the fiscal year ended June 30, 2016, which together with $5,486 of accrued interest resulted in $115,486 outstanding at June 30, 2016. During the three months ended September 30, 2016 the Company recorded $1,755 of accrued interest and $117,241 was outstanding at September 30, 2016.

Note Payable, Finance Company- Discontinued Operations

The Company Borrowed approximately $66,000 under two advances commencing January 2016, with scheduled repayments of approximately $87,500 originally due through July 2016, incurring $36,193 of finance charges which were included in interest expense during the fiscal year ended June 30, 2016. At June 30, 2016, $30,039 remained outstanding under this note. During the three months ended September 30, 2016 we incurred $2,700 of finance charges under this note, we repaid $3,600 of principal and at September 30, 2016, $26,439 remained outstanding.

Long Term Convertible Debentures / Debt Discount

The Company had three separate convertible debt arrangements with independent investors that were in effect at various times during the fiscal year ended June 30, 2016, all three of which were still active as of September 30, 2016.

During the three months ended September 30, 2016, the Company incurred the conversion of $15,000 of Convertible Debt, which consisted of $5,540 principal and $9,460 accrued interest thereon relating to the forbearance agreement, into 187,500,000 shares of the Company’s Common stock.

The following table summarizes notes payable under convertible debt and debenture agreements as of:

	September 30,	June 30,
	2016
Arrangement #1 - JMJ Financial, Inc	$802,060	$802,060
Arrangement #2 - St. George Investments/Fife Forbearance Obligation	757,851	756,218
Arrangement #3 - MH Investment trust II	3,333	3,333
Total notes payable	1,563,244	1,561,611
less: unamortized debt discount	-	-
Convertible Notes payable, net of discount	1,563,244	1,561,611
Convertible Notes payable-short term portion	-	-
Convertible Notes payable-long term portion	$1,563,244	$1,561,611

Included in accrued expenses is $342,372 and $319,669 of interest accrued on these notes at September 30, 2016 (unaudited) and June 30, 2016, respectively

These transactions are intended to provide liquidity and capital to the Company and are summarized below.

Arrangement #1 (JMJ Financial, Inc.)

The Company entered into a convertible note on November 17, 2009, in which the Company received a total of $186,000 of proceeds in connection with a new financing agreement with JMJ Financial. This transaction consists of the following: 1) a convertible note in the amount of $1,200,000 plus a one-time interest factor of 12% ($144,000) and a maturity date of September 23, 2012 and (2) a secured promissory note in the amount of $1,100,000 plus a one-time interest rate factor of 13.2% ($144,000 each) and a maturity date of September 23, 2012 due from the holder of the convertible note, of which the Company received a total of $150,000 of proceeds in connection with the second promissory note under this agreement. At June 30, 2012 this convertible note had $372,060 outstanding which was combined with the April 5, 2010 arrangement with JMJ Financial, Inc.

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

As of September 30, 2016, and as of June 30, 2016, the combined arrangements with JMJ in this note would be convertible into 285,632,653 and 279,995,328 common shares at the conversion floor price of $.004; and would be required to do so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement.

The Company has not made any payments of the $37,018 installment payments commencing October 1, 2012 and the holder has continued to accrue interest on the outstanding balance. At September 30, 2016 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $802,060 and $340,471, respectively. At June 30, 2016 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $802,060 and $317,921, respectively.

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

On December 15, 2014, a Memorandum Opinion and Order was issued by the United States District Court Northern District of Illinois Eastern Division granting the motion of John Fife, plaintiff (“Plaintiff”), for summary judgment against mPhase Technologies, Inc. (the “Company”) for breach of contract (the “Opinion”). All other claims and counterclaims were dismissed. The Company commenced settlement negotiations with the Plaintiff after we explored options including an appeal of the Judgment which the Company concluded would have a low probability of success.

Effective February 10, 2015, the Company entered into a Forbearance Agreement with the Holder. The agreement provides that the Holder would forego his right to enforce its remedies pursuant to the Judgment, which include demand for immediate payment of approximately $1.6 million, provided the Company satisfy its forbearance obligation of $1,003,943, (after accounting for a payment of $15,000 the Company paid, under the terms of the agreement).

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

The Forbearance agreement required the Company to place, and the Company had done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments. The original agreement also provided that the Company file a Proxy statement before June 1, 2015 should additional shares be needed for the conversion reserve. The Company has not filed such a proxy statement due to cost prohibitions. The Company had not issued any stock for conversions since entering into the forbearance agreement and during the year ended June 30, 2015 and has made cash payments repaying $69,081 of principle and $41,019 of interest under the agreement. The value of the forbearance debt obligation on June 30, 2015 was $902,253.

As of August 11, 2015 the Company entered into an Amendment No. 1 with Fife to the Forbearance Agreement rescheduling the monthly payment schedules.

As of January 19, 2016 the Company entered into a Second Amendment to the Forbearance Agreement again rescheduling certain of the monthly payments.

During the year ended June 30, 2016 the Company repaid $146,035 of principle and $72,465 of interest under the agreement, which included non-cash conversions of 812,500,000 shares of the Company’s common stock valued at $70,000 of which $17,812 represented accrued interest and $52,188 represented principle. The value of the forbearance debt obligation on June 30, 2016 was $756,218.

As of June 30, 2016 this forbearance obligation, as amended, would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares, for the satisfaction of the next required monthly payment, and (ii) up to 9,452,720,625 shares of our common stock should the entire obligation be converted.

During the three months ended September 30, 2016 the Company repaid $9,460 of principle and $5,540 of interest under the agreement, with non-cash conversions of 187,500,000 shares of the Company’s common stock valued at $15,000. The value of the forbearance debt obligation on September 30, 2016 was $757,857, after giving effect to additional accrued interest of $1,633, resulting in total interest charged under this agreement during this quarter of $7,173.

As of September 30, 2016 this forbearance obligation, as amended, would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares, for the satisfaction of the next required monthly payment, and (ii) up to 9,473,137,500 shares of our common stock should the entire obligation be converted.

On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360, 000, without conversion rights, in connection with the default by the Company under a Convertible Debenture dated September 13, 2011. (See also “Subsequent Events”).

Arrangement #3 (MH Investment trust II)

On August 26, 2014, the Company issued to the MH Investment Trust, a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 in which the Company received $40,000 in gross proceeds on September 1, 2014. The instrument is in the principal amount of $40,000 and matured on May 1, 2015. Interest only was payable at the rate of 12% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weighted average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion, or 65 % when the trading price exceeds $.0020 for the five days before such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital. At September 30, 2016 the note balance was $3,333 and accrued interest of $1,901, at 12%, remained due under this agreement. At June 30, 2016 the note balance was $3,333 and accrued interest of $1,747, at 12%; remained due under this agreement. Based upon the price of the Company’s common stock on September 30, 2016 and June 30, 2016 this Note is convertible into approximately 87,233,333 and 84,672,667 shares of common stock, respectively.

Retired shares

Effective June 26, 2016, November 25, 2016 and June 26, 2017, Karen Durando, the wife of Ron Durando, returned 299,569,203, 800,000,000 and 295,430,797, for a total of 1,395,000,000 shares of common stock of the Company. Effective September 19, 2017 Mr. Smiley returned 1,367,226,459 to the Company. Effective December 31, 2017 Patricia Dotoli, the wife of, Gus Dotoli, returned 1,336,972,075 shares of common stock to the Company. Such shares were previously issued common stock of the Company. The return of common stock was to provide the Company with sufficient authorized but unissued shares of stock to enable the Company to have additional authorized shares of its common stock to complete present private placements to provide operating capital for the Company.

4.	COMMITMENTS

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

The Company had leased a warehouse and limited office space in Norwalk, Connecticut, commencing in April of 2015 with a monthly rental of $2,200 per month. The Company vacated the Norwalk premise in April 2016 and the Company moved its warehouse contents, primarily inventory and associated shipping materials of its mPower battery products into the Clifton premise. The Company has $22,000 of unpaid rent in accounts payable at September 30, 2016.

5.	CONTINGENCIES

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

The value of the forbearance obligation on September 30, 2016 is $757,851 (See Note 3), all of which are included in current liabilities at that date. The value of the judgment totaled approximately $1.6 million as of December 31, 2014 and bears a punitive interest rate of 16% and would become payable in full (1.35 million) if the Company defaults under the forbearance obligation reduced by payments under the Forbearance Agreement, which payments through June 30, 2016 totaled $250,000. Through June 30, 2016 the Company has not defaulted under the agreement. The Forbearance agreement requires the Company to place, and the Company has done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments. As of June 30, 2016, 812,500,000 shares from this reserve have been issued to satisfy the conversion provisions of the Forbearance Agreement. During the year ended June 30, 2017 187,500,000 shares were issued from this reserve and no amounts remain under the reserve agreement with our transfer agent.

As of September 30, 2016, this forbearance obligation would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares immediately for the satisfaction of the next required monthly payment, and (ii) up to 9,473,137,500 shares of our common stock should the entire obligation be converted. Subsequent to September 30, 2016 this Forbearance Agreement with Fife has been amended several times; the most recent providing for settlement amounts less than the aggregate of liabilities recorded in the financial statements. (See Note 3)

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

The table below presents reconciliation for liabilities measured at fair value on a recurring basis at September 30, 2016 and 2015:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	September 30,	September 30,
	2016	2015
Balance, Beginning of Period	$-	$235,425
Increase (Decrease) in Derivative and associated liabilities	-	252,765
Debt discounts	-	-
Balance, Ending	$-	$488,190

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

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At September 30, 2016, the carrying value of the notes payable and accrued interest for convertible agreements and officers’ notes was approximately $2,502,946. The JMJ convertible notes, which were originally due at various times through December 31, 2012, yield an interest rate of 12%, the Fife Forbearance obligation is 9%. Refer to Note 3 of these unaudited condensed consolidated financial statements for more information about the Company’s notes payable as of September 30, 2016.

7.	RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

During a portion of the fiscal year ended June 30, 2016, the Company leased office space from Microphase at its Norwalk location. Rental expense charged by Microphase was $4,500 from July 1, 2015 through June 30, 2016. Microphase provided certain research and development services and shares administrative personnel from time to time. Mr. Ergul retired as the chairman of the board of mPhase in Nov 2007. Mr. Necdet Ergul and his family had owned a controlling interest and he is a director of Microphase Corporation. Mr. Durando was a strategic employee of Microphase Corporation from January 2, 2015 through May 31, of 2017.On February 9, 2015 Mr. Durando assigned all his interests in the Capital Stock of Microphase to the RCKJ Trust as the Grantor. On June 2, 2017 the RCKJ Trust, the holder of Durando’s prior interest in Microphase, and the Ergul Family Limited partnership, the holder of Ergul’s prior interest in Microphase, each exchanged all their respective shares of stock in Microphase in exchange for shares of stock in Digital Power Corporation, a publicly-held company then listed on the New York Stock exchange.

During the three months ended September 30, 2016 and 2015, $0 and $2,250 have been charged for rent and $0 and $0 have been charged for other expenses, respectively, to the Company by Microphase. As a result of the foregoing transactions, as of September 30, 2016 and June 30, 2016, the Company owed $32,545 to Microphase.

OTHER RELATED PARTIES

On September 30, 2016, Mr. Biderman, an outside Director’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers were owed unpaid finders’ fees in the aggregate amount of $177,000, which is included in due to related parties. Also Mr. Biderman loaned the Company $90,000 in the fourth quarter of the fiscal year ended June 30, 2015 and additionally, he advanced the Company $20,000 in the fiscal year ended June 30, 2016, net of repayments, together with $5,486 of accrued interest resulted in $115,486 outstanding at June 30, 2016. During the three months ended September 30, 2016 the Company recorded $1,755 of accrued interest and $117,241 was outstanding at September 30, 2016.

During the three months ended September 30, 2016 and 2015, Mr. Biderman’s firm charged finders’ fees of $0 and $14,000.

During the three months ended September 30, 2016 and 2015, the Company recorded $12,000 and $18,000 of fees to the wife of the Company’s President, for product marketing services.

Transactions with Officers

At various points during past fiscal years the Messrs. Durando, Dotoli and Smiley provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company.

During the three months ended September 30, 2016 and 2015, $9,082 and $8,112 have been charged for interest on loans from officers.

At September 30, 2016 the aggregate principal amount of the officers’ loans together with accrue interest totaled $612,594. At June 30, 2016 the officers’ loans together with accrue interest totaled $597,331.

8.	SUBSEQUENT EVENTS

●	Subsequent to September 30, 2016, Messrs. Durando, Biderman, Smiley and Dotoli loaned the Company approximately $50,860, $10,000, $15,050 and $1,850 to provide general working capital to commence the filings necessary to bring the Company’s financial statements and required periodic each reports pursuant to section 13 or 15(d) of the securities exchange act of 1934 current.

●	From October 1, 2016 through the date hereof, the Company issued 1,900,000,000 shares of its common stock in private placements pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder raising gross proceeds aggregate of $79,000 all of which was used for working capital and general corporate purposes.

●	On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360,000, without conversion rights, in connection with the default by the Company under a Convertible Debenture dated September 13, 2011. The Company reserved 1 billion shares of its common stock with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments required under the terms of a Forbearance Agreement with John Fife dated February 10, 2015, which through August 31, 2016, the entire 1 billion shares from this reserve have been issued to satisfy the conversion provisions through that date. No payments have been made under this agreement since August of 2016. On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360,000, without conversion rights, relating to the default by the Company under a Convertible Debenture dated September 13, 2011

●	In April of 2017, the Company received a judgment from the Federal District Court of Northern Illinois Eastern Division in its favor with prejudice dismissing a claim by River North Equity covering Convertible Securities of the Company which effectively negated the two notes River North Equity obtained from JMJ Financial. At September 30, 2016 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $1,142,531. At September 30, 2016 the amount recorded in Current Liabilities for the two notes and accrued interest thereon subject to the River North Equity dismissed claim was $987,227.

●	On December 28, 2017 the Company entered into a non-binding letter of intent with Scepter Commodities, LLC for the proposed acquisition by Scepter of 80% of the fully-diluted shares of the Company on a reverse split basis. As of February15, 2018 the Company and Scepter amended the letter of intent extending the time period for the Company to become current in its SEC filings.

●	On February 16, 2018 the Company and John Fife entered into an Amendment to a Judgment Settlement Agreement dated August 18, 2017 modifying the repayment schedule of a Convertible Debenture of the Company originally issued on September 13, 2011.

●	On April 27, 2018 the Company entered into Amendment No. 3 to a Letter of Intent with Scepter Commodities LLC to extend the time frame for the Company to become current in its SEC filings until May 31, 2018.

●	On February 15, 2018, April 3, 2018 and April 27, 2018 the Company entered into Amendment No. 1, 2 & 3 to a Letter of Intent with Scepter Commodities LLC extending the time frame for the Company to become current in its SEC filings to March 29, 2018, April 30, 2018 & May 31, 2018, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS OVERVIEW

mPhase Technologies, Inc. (OTC Pink Sheets: XDSL.OB) is a development company focused on the development of innovative power cells and related products through the science of microfluidics, microelectromechanical systems (MEMS) and nano- technology. mPhase is primarily focused on commercializing its first nanotechnology-enabled product for military and commercial applications - the Smart NanoBattery providing Power On CommandTM. Our new patented and patent-pending battery technology, based on the phenomenon of electrowetting, offers a unique way to store energy and manage power that could revolutionize the battery industry. Features of the Smart NanoBattery include potentially infinite shelf life, environmentally friendly design, fast ramp to power, programmable control, and direct integration with microelectronic devices.

The platform technology behind the Smart NanoBattery is a porous nanostructured material used to repel and precisely control the flow of liquids. The material has a Smart Surface that can potentially be designed as a reserve battery for heart pacemakers and other medical devices.

One version of the lithium battery based on a breakable separator was developed for an emergency flashlight application.

Discontinuance of Jump Stater Products during Fiscal Year 2016

In June, 2016 the Company conditionally sold a patent covering a portion of its Jump product line for $25,000, with two installments each for $12,500, recording other income in its discontinued operations of that amount in the year ended June 30, 2016 and the Three months ended September 30, 2016.

Commencing in April of 2016, the Company began discontinuing its line of Jump Starter products due to increased competition and declining margins. The Company continues the wind-down of its remaining inventory of such products, estimated to have values of $3,477 & $23,551 as of September 30, 2016 & June 30, 2016 (See Note 1 under the caption “Discontinued Operations” and Note 7 Subsequent Events).

FINANCIAL OVERVIEW

Revenues. Revenue, if any, has primarily been attributable to sales of its Jump and Mini Jump Products. Owing to increased competition, contracting margins and the inability to fund volume purchases of inventory at favorable prices, the Company decided to discontinue its line of Jump Starter products.

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

THREE MONTHS ENDED SEPTEMBER 30, 2016 VS. SEPTEMBER 30, 2015

Continuing Operations

General and Administrative Expenses. General and administrative expenses charged to continuing operations were $63,754 for the three months ended September 30, 2016 compared to $181,740 for the three months ended September 30, 2015, a decrease of $117,986. The Company reduced the salaries of the three officers of the Company in the three months ended September 30, 2016 and laid off full time employees resulting in lower accrued payroll of approximately $36,000 to executive officers and $23,816 in cash payments for staff as compared to three months ended September 30, 2015. The Company also cut $68,003 of other administrative expenses, primarily for office space and professional fees in the current year from the prior year.

Other Income and Expense. Interest expense charged to continuing operations was $76,274 in Q1 2016 as compared to $63,068, an increase of $13,206 due to larger liability balances. The Q1 2016 included a non-cash gain resulting from the change in derivative value attributed to continuing operations of $0 compared to a non-cash gain resulting from the change in derivative value attributed to continuing operations of $224,961 in the prior relative period.

Net loss. mPhase recorded a net loss of $140,765 from continuing operations for the period ended September 30, 2016, plus a $30,921 loss from discontinued operations, resulting in a net loss of $171,686 for the current year as compared to a net loss of $543,723 in the prior relative period, which consisted of a $470,507 loss from continuing operations and a $73,216 loss from discontinued operations for the three months ended September 30, 2015.

This represents a loss per common share of ($0.00) in 2017 as compared to $(0.00) in 2016, based upon weighted average common shares outstanding of 17,929,573,192 and 16,155,394,178 during the periods ending September 30, 2016 and September 30, 2015 respectively.

Discontinued Operations

Revenues. Total revenues for the three months ended September 30, 2016 decreased to $19,892 from $183,271 in September 2015, or $163,379. The revenue decrease for the current period was derived solely from decreased sales of the mPower Jump products.

Cost of sales. Cost of sales decreased $94,818 for the three months ended September 30, 2016 to $20,075 from $114,893 in September 2015. This decrease is directly attributable to the decreased sales of our mPower Jump products.

Research and Development. Research and development expenses were $38 for the three months ended September 30, 2016 as compared to $0 for the three months ended September 30, 2015, an increase of $38. Such values are attributable to the wind-down of the Company’s efforts to sell its Jump Products.

Selling and Marketing Expenses. Selling and marketing expenses were $8,193 for the three months ended September 30, 2016 compared to $41,939 for the three months ended September 30, 2015, a decrease of $33,746. The decrease is attributable to the reduction of the Company’s sales force and marketing efforts with respect to its line of Jump Products.

General and Administrative Expenses. General and administrative expenses charged to discontinued operations were $22,880 for the three months ended September 30, 2016 compared to $54,062 for the three months ended September 30, 2015, a decrease of $31,182. The Company reduced the salaries of the three officers of the Company in three months ended September 30, 2016 and laid off full time employees resulting in lower accrued payroll charged to discontinued operations of approximately $10,000 to executive officers and $2,944 in cash payments for staff as compared to three months ended September 30, 2015.  The Company also cut $8,405 of other administrative expenses, primarily for office space and professional fees in the current year from the prior year.

Other Income and Expense.  Interest expense charged to discontinued operations was $12,127 in September 2016 as compared to $8,894, an increase of $3,233 due to larger liability balances. During the current September 2016 other income from discontinued operations included $12,500 from the conditional sale of a patent. September 2016 included a non-cash gain resulting from the change in derivative value attributed to discontinued operations of $0 compared to a non-cash gain resulting from the change in derivative value attributed to discontinued operations of $27,804 in the prior year.

Net loss from Discontinued Operations. mPhase recorded a net loss from discontinued operations of $30,921 for the three months ended September 30, 2016 as compared to $73,216 for the three months ended September 30, 2015.

This represents a loss from discontinued operations per common share of ($0.00) in 2017 as compared to $(0.00) in 2016, based upon weighted average common shares outstanding of 17,929,573,192 and 16,155,394,178 during the periods ending September 30, 2016 and 2015 respectively.

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

MATERIAL RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

During a portion of the fiscal year ended June 30, 2016, the Company leased office space from Microphase at its Norwalk location. Rental expense charged by Microphase was $4,500 from July 1, 2015 through June 30, 2016. Microphase provided certain research and development services and shares administrative personnel from time to time. Mr. Necdet Ergul retired as the chairman of the board of mPhase in Nov 2007. Mr. Ergul and his family had owned a controlling interest and he is a director of Microphase Corporation. Mr. Durando was a strategic employee of Microphase Corporation from January 2, 2015 through May 31, of 2017, prior to that he had been an officer since May 1, 1995 and director since March 31, 2010.On February 9, 2015 Mr. Durando assigned all his interests in the Capital Stock of Microphase to the RCKJ Trust as the Grantor. On June 2, 2017 the RCKJ Trust, the holder of Durando’s prior interest in Microphase, and the Ergul Family Limited partnership, the holder of Ergul’s prior interest in Microphase each exchanged all (its) there shares of stock in Microphase in exchange for shares of stock in Digital Power Corporation, a publicly-held company then listed on the New York Stock exchange.

During the three months ended September 30, 2016 and 2015, $0 and $2,250 have been charged for rent and $0 and $0 have been charged for other expenses, respectively, to the Company by Microphase. As a result of the foregoing transactions, as of September 30, 2016 and June 30, 2016, the Company owed $32,545 to Microphase.

OTHER RELATED PARTIES

A director of the Company, was employed until September 30, 2003 by our former investment-banking firm Lipper & Company. On March 31, 2016, the Director’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers were owed unpaid finders’ fees in the amount of $177,000, which is included in due to affiliates. Also, Mr. Biderman loaned the Company $90,000 in the fourth quarter of fiscal year ended June 30, 2015 and advanced an additional $20,000 during the fiscal year ended June 30, 2016 and together with $1,755 accrued interest, $117,241 remains outstanding at September 30, 2016.

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

During the three months ended September 30, 2016 and 2015, $9,082 and $8,112 have been charged for interest on loans from officers.

At September 30, 2016 the officers’ loans together with accrue interest totaled $605,782. At June 30, 2016 the officers’ loans together with accrue interest totaled $597,331.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative losses of ($211,853,516) and a working capital deficit of ($4,501,539) as of September 30, 2016. The auditors’ report for the fiscal year ended June 30, 2016 includes the statement that “there is substantial doubt of the Company’s ability to continue as a going concern”. As of September 30, 2016, the Company had a negative net worth of ($4,501,539) compared to a negative net worth of ($4,375,248) as of June 30, 2016 as a result of continuing net losses.

During the three months ended September 30, 2016, the Company did not issue any common stock in private placements. During the same quarter the officers deferred $54,000 of salary and advanced approximately $8,500 to the Company to fund limited operating activity.

During the three months ended September 30, 2015, the Company issued 466,666,667 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended, raising gross proceeds of $140,000 and incurring finder’s fees of $14,000. The proceeds were used by the Company as working capital.

Additionally, a director advanced the Company $20,000 in the twelve months ended June 30, 2016, net of repayments, together with $5,486 of accrued interest resulted in $115,486 outstanding at June 30, 2016. During the three months ended September 30, 2016 the Company recorded $1,755 of accrued interest and $117,241 was outstanding at September 30, 2016.

While the Company believes that private placements of its common stock to be issued from time to time will fund short term capital needs it will soon need to seek shareholder approval to increase its authorized shares of common stock.

The Company does not expect to derive any material revenue from its nanotechnology product development until after a deployment and custom tailoring of its Smart Nanobattery. This is not expected to occur in the foreseeable future owing to its current financial condition which does not allow further work to complete the product, if possible, when and if the Company can recapitalize.

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

The Company is considering strategic alternatives to best monetize its remaining patent portfolio restructuring and revising its debt obligations and Capital structure. The Company and the note holder for arrangements 1, JMJ Financial, had been renegotiating the settlement of these agreements; (See, however “Subsequent Events” describing the disposition of such Notes by JMJ to River North Equity and judicial action denying enforcement of such Notes) At September 30, 2016 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was approximately$1,142,500 including approximately $802,000 of principle and $340,500 accrued interest.. The Company, subsequent to the River North Equity and judicial action denying enforcement of such Notes, has been negotiating a settlement of approximately $20,000 of cash payments.

On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360,000, without conversion rights, in connection with the default by the Company under a Convertible Debenture dated September 13, 2011. At September 30, 2016 we had recorded $757,857 for the value of the forbearance debt obligation. as amended.

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

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at September 30, 2016.

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

There was a change in our internal control over financial reporting during the quarter ended September 30, 2016, which included the laying off the Company’s accounting manager, which the Company remediated by the increased involvement of an external contract controller. The result of the changes in our internal control over financial reporting and the Company’s remediation steps to address the change, the Company believes it has made the necessary adjustments so that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April of 2017, the Company received a judgment from the Federal District Court of Northern Illinois Eastern Division in its favor with prejudice dismissing a claim by River North Equity covering Convertible Securities of the Company which effectively negated the two notes River North Equity obtained from JMJ Financial. At September 30, 2016 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $1,142,531. At September 30, 2016 the amount recorded in Current Liabilities for the two notes and accrued interest thereon subject to the River North Equity claim was $987,227.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All proceeds received from the following financings were used by the Company for working capital needs.

Private Placements

During the three months ended September 30, 2016, the Company did not issue any shares of common stock in private placements.

Stock Based Compensation

None.

Conversion of Debt Securities

During the three months ended September 30, 2016, the Company authorized the conversion of $15,000 of Convertible Debt and Accrued Interest thereon relating to the forbearance agreement into 187,500,000 shares; of the Company’s Common stock.

Long Term Convertible Debentures / Debt Discount

The Company had nine (9) separate convertible debt arrangements with independent investors that were in effect at various times during the two fiscal years ended June 30, 2016, three (3) of which were still active as of September 30, 2016.

These transactions are intended to provide liquidity and capital to the Company and are summarized below.

Arrangement #1 (JMJ Financial, Inc.)

The Company entered into a convertible note on November 17, 2009, in which the Company received a total of $186,000 of proceeds in connection with a new financing agreement with JMJ Financial. This transaction consists of the following: 1) a convertible note in the amount of $1,200,000 plus a one-time interest factor of 12% ($144,000) and a maturity date of September 23, 2012 and (2) a secured promissory note in the amount of $1,100,000 plus a one-time interest rate factor of 13.2% ($144,000 each) and a maturity date of September 23, 2012 due from the holder of the convertible note, of which the Company received a total of $150,000 of proceeds in connection with the second promissory note under this agreement. At June 30, 2012 this convertible note had $372,060 outstanding which was combined with the April 5, 2010 arrangement with JMJ Financial, Inc.

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

As of September 30, 2016, and as of June 30, 2016, the combined arrangements with JMJ in this note would be convertible into 285,632,653 into 279,995,328 common shares at the conversion floor price of $.004; and would be required to do so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement.

The Company has not made any payments of the $37,018 installment payments commencing October 1, 2012 and the holder has continued to accrue interest on the outstanding balance. At September 30, 2016 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $ 1,142,531.

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

As of June 30, 2016 this forbearance obligation, as amended, would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares, for the satisfaction of the next required monthly payment, and (ii) up to 9,452,720,625 shares of our common stock should the entire obligation be converted.

As of September 30, 2016 this forbearance obligation, as amended, would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares, for the satisfaction of the next required monthly payment, and (ii) up to 9,473,137,500 shares of our common stock should the entire obligation be converted.

On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360, 000, without conversion rights, in connection with the default by the Company under a Convertible Debenture dated September 13, 2011.

Arrangement #3 (MH Investment trust II)

On August 26, 2014, the Company issued to the MH Investment Trust, a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 in which the Company received $40,000 in gross proceeds on September 1, 2014. The instrument is in the principal amount of $40,000 and matured on May 1, 2015. Interest only was payable at the rate of 12% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weighted average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion, or 65 % when the trading price exceeds $.0020 for the five days before such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital. At September 30, 2016 the note balance was $3,333 and accrued interest of $1,901, at 12%, remained due under this agreement. Based upon the price of the Company’s common stock on September 30, 2016 this Note is convertible into approximately 87,233,333 shares of common stock.

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

mPHASE TECHNOLOGIES, INC.

Dated: June 8, 2018	By:	/s/ Martin S. Smiley
Martin S. Smiley EVP, CFO and General Counsel

