Form 10-Q
period 2016-12-31
MPHASE TECHNOLOGIES INC
filed 2018-06-08
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED DECEMBER 31, 2016

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

mPHASE TECHNOLOGIES, INC.

mPHASE TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	December 31, 2016	June 30, 2016
ASSETS	(unaudited)
CURRENT ASSETS (see Note 1)
Cash	$2,020	$4,717
Assets of discontinued operations	5,042	25,171
TOTAL CURRENT ASSETS	7,062	29,888

Property and equipment, net	2,157	3,631

TOTAL ASSETS	$9,219	$33,519

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES (see Note 1)
Accounts payable	$584,282	$565,713
Accrued expenses	779,693	658,434
Due to related parties	215,545	212,545
Notes payable, Officers’	620,769	597,331
Notes payable, Director & Investor	119,023	115,486
Current Portion, Long term convertible debentures	1,580,198	1,561,611
Liabilities of discontinued operations	737,914	697,647
TOTAL CURRENT LIABILITIES	4,637,425	4,408,767

STOCKHOLDERS’ DEFICIT
Common stock, par value $.001, 18,000,000,000 shares authorized, 17,760,143,845 and 17,772,643,845 shares issued and outstanding at December 31, 2016 (unaudited) & June 30, 2016, respectively	17,760,143	17,772,643
Additional paid in capital	189,649,226	189,533,940
Accumulated deficit	(212,037,575)	(211,681,831)
TOTAL STOCKHOLDERS’ DEFICIT	(4,628,206)	(4,375,248)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,219	$33,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	December 31, 2016	December 31, 2015
REVENUES (Continuing Operations - see Note 1)	$-	$-

COSTS AND EXPENSES (Continuing Operations - see Note 1)

General and administrative	71,237	194,459

Depreciation and amortization	737	804

TOTAL COSTS AND EXPENSES	71,974	195,263

OPERATING LOSS	(71,974)	(195,263)

OTHER INCOME (EXPENSE)
Interest (Expense)	(74,455)	(82,219)
Other income (Expense)	-	1,160
Change in fair value of derivative liability	-	(211,741)

TOTAL OTHER INCOME (EXPENSE)	$(74,455)	$(292,800)

Loss From Continuing Operations, before Income Taxes	$(146,429)	$(488,063)

Loss From Discontinued Operations	(37,626)	(92,267)

Income Taxes	-	-

Net Loss	(184,055)	(580,330)

Basic & Diluted Net loss per share:
Loss per share From Continuing Operations	$(0.00)	$(0.00)
Loss per share From Discontinued Operations	$(0.00)	$(0.00)
Net Loss per share	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding;
Basic & Diluted	17,747,643,845	16,413,128,048

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended
	December 31, 2016	December 31, 2015
REVENUES (Continuing Operations - see Note 1)	$-	$-

COSTS AND EXPENSES (Continuing Operations - see Note 1)

General and administrative	134,945	376,199

Depreciation and amortization	1,474	1,542

TOTAL COSTS AND EXPENSES	136,419	377,741

OPERATING LOSS	(136,419)	(377,741)

OTHER INCOME (EXPENSE)
Interest (Expense)	(150,729)	(154,181)
Other income (Expense)	-	1,160
Change in fair value of derivative liability	-	(436,702)

TOTAL OTHER INCOME (EXPENSE)	$(150,729)	$(589,723)

Loss From Continuing Operations, before Income Taxes	$(287,148)	$(967,464)

Loss From Discontinued Operations	(68,541)	(156,589)

Income Taxes	-	-

Net Loss	(355,689)	(1,124,053)

Basic & Diluted Net loss per share:
Loss per share From Continuing Operations	$(0.00)	$(0.00)
Loss per share From Discontinued Operations	$(0.00)	$(0.00)
Net Loss per share	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding;
Basic & Diluted	17,845,401,997	16,284,261,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

 Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	December 31, 2016	December 31, 2015
Cash Flow From Operating Activities:
Net Loss from continuing operations	$(287,148)	$(967,464)
Net Loss from discontinued operations	(68,541)	(156,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,474	1,542
Non-cash charges relating to issuance of common stock, common stock options and warrants	-	5,386
Gain on sale of patent	(12,500)	-
Change in fair value of derivative liability and debt discount charges (credits)	-	490,676
Other non-cash charges for beneficial conversion interest expense	60,785	60,685
Amortization of loan discount, finance company	5,238	-
Changes in assets and liabilities:
Accounts receivable	55	4,985
Inventories	20,074	128,615
Prepaid expenses and other current assets	-	20,749
Other assets	-	3,060
Accounts payable & accrued expenses	147,511	108,132
Customer deposits	-	(26,691)
Due to/from related parties
Microphase & Eagle	3,000	18,500
Officers	108,000	194,444
Net cash used in operating activities	(22,052)	(113,970)

Cash Flow Used in Investing Activities:
Purchase of fixed assets	-	-
Net Cash used in investing activities	-	-

Cash Flow from Financing Activities:
Proceeds from issuance of common stock, net of finder’s fees	27,000	126,000
Proceeds of demand note	-	35,000
Proceeds from Finance Company	-	27,006
Repayment to Finance Company	(7,062)	-
Repayment of convertible debentures	-	(83,438)
Proceeds from notes payable related parties	14,204	12,300
Repayment of notes payable related parties	(14,787)	-
Net cash provided by financing activities	$19,355	$116,868

Net increase in cash	(2,697)	2,898

CASH AND CASH EQUIVALENTS, beginning of period	4,717	2,868
CASH AND CASH EQUIVALENTS, end of period	$2,020	$5,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ending December 31, 2016 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2016.

GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Through December 31, 2016, the Company had incurred (a) cumulative losses totaling ($212,037,575) and (b) a stockholders’ deficit of ($ 4,628,206). At December 31, 2016, the Company had $2,020 of cash and $385 of trade receivables from discontinued operations to fund short-term working capital requirements. In addition, the Company relies on the continuation of funding through private placements of its common stock.  These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this quarterly report . The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

INVENTORY- Discontinued Operations

The Company uses the First In First Out method (FIFO) to account for inventory which is carried at lower of cost and net realizable value. As of June 30, 2016, inventory consisted primarily of its various Jump products including the Jump and the mini Jump, and our remaining flashlight inventory, and was valued at $23,551. As of December 31, 2016, inventory consisted primarily of the Company’s line of Jump products including the new Jump Plus, and our remaining flashlight inventory, and was valued at $3,477. The Company’s Board of Directors, in a meeting on June 25, 2016, determined it was in the best interest of the Company to discontinue its entire line of Jump products in the 1st quarter of fiscal year 2017 owing to increased competition and decreasing margins. Appropriate reserves have been taken as of June 30, 2016 and December 31, 2016, to assure that the cost of such inventory does not exceed the expected net realizable value.

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

CHANGE IN ACCOUNTING ESTIMATE FOR THE VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

Changes in fair value of derivative liabilities results from changes due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates. The increase in fair value of derivative liabilities recognized effective June 30, 2016 is due to a change in accounting estimate related to the accounting for derivative liabilities. Due to the Company’s current share price and lack of trading liquidity in the Company’s common stock, in addition to limited shares available for conversions for such instruments as amended, the convertible notes were determined to have no basis for applying a derivative liability to the conversion of these notes. As a result, the Company recorded a change in accounting estimate which resulted in a gain on change in derivative liability of approximately $200,000 effective June 30, 2016.

As of December 31, 2016, due to the Company’s current share price and lack of trading liquidity in the Company’s common stock, in addition to limited shares available for conversions for such instruments as amended, the convertible notes were determined to still have no basis for applying a derivative liability to the conversion of these notes.

LOSS PER COMMON SHARE, BASIC AND DILUTED

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had no warrants to purchase shares of its common stock and no options to purchase shares of its common stock outstanding at December 31, 2016.

At December 31, 2016 the Company has convertible securities held by third parties that are immediately convertible into 1,006,266,808 shares of common stock (which amount include one additional assumed monthly conversion by John Fife in April 2016 under the terms of the Forbearance Agreement, as amended). Under the terms of the Forbearance Agreement, as amended, with John Fife (arrangement #4), Fife may acquire a total of 9,685,050,125 shares of the Company’s common stock based upon the conversion terms; if the forbearance agreement discussed in Note 2 is settled entirely in stock. In addition, the Company has convertible notes plus accrued interest thereon held by officers of the Company, subject to availability, convertible into approximately 1,073,321,850, immediately, if available.

The following table illustrates debts convertible into shares of the Company’s Common Stock at September 30, 2016:

	December 31, 2016
	Note Principle	Accrued Interest	Total	Shares Convertible
				immediately	over full term, if available*
Arrangement #1 - JMJ Financial, Inc	$802,060	$363,474	$1,165,534	291,383,475	291,383,475
Arrangement #2 - St. George Investments/Fife Forbearance Obligation	774,804	-	774,804	625,000,000	9,685,050,125
Arrangement #3 - MH Investment trust II	3,333	2,060	5,393	89,883,333	89,883,333
Total Convertible Notes payable	1,580,197	365,534	1,945,731	1,006,266,808	10,066,316,933
Notes Payable- Officers*	620,769	-	620,769	-	1,551,922,500
Total	$2,200,966	$365,534	$2,566,500	1,006,266,808	11,618,239,433

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

DISCONTINUED OPERATIONS

The Company has classified the operating results and associated assets and liabilities from its Jump line of products, which ceased having material sales in the first quarter of Fiscal 2017 as Discontinued Operations in the Consolidated Financial Statements for the Fiscal Years ended June 30, 2016 and 2015.

The Assets and Liabilities associated with discontinued operations included in our Consolidated Balance Sheet were as follows:

	December 31, 2016			June 30, 2016
	Total	Discontinued	Continuing	Total	Discontinued	Continuing
ASSETS
CURRENT ASSETS (see Note 1)
Cash	$2,020	$-	$2,020	$4,717	$-	$4,717
Accounts receivable, net	385	385	-	440	440	-
Inventory, net	3,477	3,477	-	23,551	23,551	-
Prepaid and other current assets	1,180	1,180	-	1,180	1,180	-
TOTAL CURRENT ASSETS	7,062	5,042	2,020	29,888	25,171	4,717

Property and equipment, net	2,157	-	2,157	3,631	-	3,631

TOTAL ASSETS	9,219	5,042	4,177	33,519	25,171	8,348

LIABILITIES
CURRENT LIABILITIES (see Note 1)
Accounts payable	1,177,026	592,742	584,284	1,143,956	578,242	565,714
Accrued expenses	901,887	122,195	779,692	750,628	92,195	658,434
Due to related parties	215,545	-	215,545	212,545	-	212,545
Notes payable, Officers’	620,769	-	620,769	597,331	-	597,331
Notes payable, Director & Investor	119,023	-	119,023	115,486	-	115,486
Note Payable, Finance Company	22,977	22,977	-	27,210	27,210	-
Current Portion, Long term convertible debentures	1,580,198	-	1,580,198	1,561,611	-	1,561,611

TOTAL LIABILITIES	$4,637,425	$737,914	$3,899,511	$4,408,767	$697,647	$3,711,121

DISCONTINUED OPERATIONS - (Continued)

Revenue and Expense Recognition for Discontinued Operations

The Company has recognized revenue on its JUMP products when the products were shipped, and title passed to the customer.

The results of discontinued operations include specifically identified and allocated common overhead expenses.

The Revenues and expenses associated with discontinued operations included in our Consolidated Statements of operations were as follows:

	For the Three Months Ended
	December 31, 2016	December 31, 2015
	(Unaudited)	(Unaudited)
REVENUES	$624	$215,075

COSTS AND EXPENSES

Cost of sales	-	162,666

Research and development	-	-

Selling and marketing (including non-cash stock related charges of $0 and $3,150 for the three months ended December 31, 2016 & 2015).	2,705	52,710

General and administrative	23,805	55,634

Depreciation and amortization	-	-

TOTAL COSTS AND EXPENSES	26,510	271,010

OPERATING LOSS	(25,886)	(55,935)

OTHER INCOME (EXPENSE)
Interest (Expense)	(11,740)	(10,162)
Other income (Expense)	-	-
Change in fair value of derivative liability	-	(26,170)

TOTAL OTHER INCOME (EXPENSE)	$(11,740)	$(36,332)

Income (Loss) From Discontinued Operations	(37,626)	(92,267)

DISCONTINUED OPERATIONS - (Continued)

	For the Six Months Ended
	December 31, 2016	December 31, 2015
	Discontinued	Discontinued
REVENUES	$20,516	$398,346

COSTS AND EXPENSES

Cost of sales	20,075	277,559

Research and development	38	-

Selling and marketing (including non-cash stock related charges of $0 and $5,386 for the six months ended December 31, 2016 & 2015).	10,898	94,649

General and administrative	46,679	109,696

Depreciation and amortization	-	-

TOTAL COSTS AND EXPENSES	77,690	481,904

OPERATING LOSS	(57,174)	(83,558)

OTHER INCOME (EXPENSE)
Interest (Expense)	(23,867)	(19,056)
Other income (Expense)	12,500	-
Change in fair value of derivative liability	-	(53,974)

TOTAL OTHER INCOME (EXPENSE)	$(11,367)	$(73,031)

Income (Loss) From Discontinued Operations	(68,541)	(156,589)

RECLASSIFICATIONS

Certain reclassifications have been made in the prior period consolidated financial statements, primarily selling and marketing expense in the prior period, to conform to the current period presentation. The reclassified financial statement items had no effect on (a) Net Loss for the three and six months ended December 31, 2016 and 2015, or (b), total Stockholders’ Deficit or total Assets as of December 31, 2016 or June 30, 2016. For the three and six months ended December 31, 2016 and 2015 the Company’s Statements of Operations and Cash Flows have been reclassified to the current presentation to reflect the Discontinued Operations resulting from terminating the Jump line of products which ceased having material sales in the first quarter of Fiscal 2017.

2.	SUPPLEMENTAL CASH FLOW INFORMATION

	For the Six Months Ended
	December 31, 2016	December 31, 2015
Statement of Operation Information:
Interest paid (net interest income)	$49,736	$41,156

Non-Cash Investing and Financing Activities:
Conversion of $9,460 convertible debt and $5,540 accrued interest to common stock	$15,000	$-
Amortization of loan discount	$5,238	$-

3.	EQUITY TRANSACTIONS, NOTES PAYABLE AND CONVERTIBLE DEBT

Private Placements

During the six months ended December 31, 2016, the Company issued 600,000,000 shares of common stock in private placements pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended raising net proceeds of $27,000 net of finder’s fees of $3,000 in private placements. The proceeds were used by the Company as working capital.

During the six months ended December 31, 2015 the Company issued 466,666,667 shares of its common stock in connection with private placements pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended, raising gross proceeds of $140,000 and incurring finder’s fees of $14,000. The proceeds were used by the Company as working capital.

Stock Based Compensation

During the six months ended December 31, 2017, the Company did not issue any common stock, warrants or options to employees or officers.

During the six months ended December 31, 2016, the Company issued 14,973,000 shares of common stock to an employee valued at $5,386, based upon the closing trading price for each quarter end earned, the entire amount of which is included in selling and marketing expenses in the Condensed Consolidated Statements of Operations for that period. The Company during such period did not issue any common stock, warrants or options to officers.

Other Short-Term Notes

Note Payable, Director

Mr. Biderman, a director of the Company loaned the Company $90,000 in the fourth quarter of fiscal year ended June 30, 2015 and additionally advanced the Company $60,000 and received $40,000 in repayments during the fiscal year ended June 30, 2016, which together with $5,486 of accrued interest resulted in $115,486 outstanding at June 30, 2016. During the six months ended December 31, 2016 the Company recorded $3,537 of accrued interest and $119,023 was outstanding at December 31, 2016.

Note Payable Finance Company - Discontinued Operation

The Company Borrowed approximately $66,000 under two advances commencing January 2016, with scheduled repayments of approximately $87,500 originally due through July 2016, incurring $36,193 of finance charges which were included in interest expense during the fiscal year ended June 30, 2016. At June 30, 2016, $30,039 remained outstanding under this note. During the six months ended December 31, 2016 we incurred $5,238 of finance charges under this note, we repaid $7,062 of principal and at December 31, 2016, $22,977 remained outstanding.

Long Term Convertible Debentures / Debt Discount

The Company had three separate convertible debt arrangements with independent investors that were in effect at various times during the fiscal year ended June 30, 2016, all three of which were still active as of December 31, 2016.

During the six months ended December 31, 2016, the Company incurred the conversion of $15,000 of Convertible Debt which consisted of $5,540 principal and $9,460 accrued interest thereon relating to the forbearance agreement into 187,500,000 shares; of the Company’s Common stock.

The following table summarizes notes payable under convertible debt and debenture agreements as of:

	December 31,	June 30,
	2016
Arrangement #1 - JMJ Financial, Inc	$802,060	$802,060
Arrangement #2 - St. George Investments/Fife Forbearance Obligation	774,805	756,218
Arrangement #3 - MH Investment trust II	3,333	3,333
Total notes payable	1,580,198	1,561,611
less: unamortized debt discount	-	-
Convertible Notes payable, net of discount	1,580,198	1,561,611
Convertible Notes payable-short term portion	-	-
Convertible Notes payable-long term portion	$1,580,198	$1,561,611

Included in accrued expenses is $365,534 and $319,669 of interest accrued on these notes at September 30, 2016 (unaudited) and June 30, 2016, respectively

These transactions are intended to provide liquidity and capital to the Company and are summarized below.

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

As of December 31, 2016, and as of June 30, 2016, the combined arrangements with JMJ in this note would be convertible into 291,383,475 and 279,995,328 common shares at the conversion floor price of $.004; and would be required to do so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement.

The Company has not made any payments of the $37,018 installment payments commencing October 1, 2012 and the holder has continued to accrue interest on the outstanding balance. At December 31, 2016 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $802,606 and $365,534. At June 30, 2016 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $802,060 and $317,921, respectively.

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

During the six months ended December 31, 2016 the Company repaid $9,460 of principle and $5,540 of interest under the agreement, with non-cash conversions of 187,500,000 shares of the Company’s common stock valued at $15,000. The value of the forbearance debt obligation on December 31, 2016 was $774,804, after giving effect to additional accrued interest of $18,586, resulting in total interest charged under this agreement during the six months of $24,127.

As of December 31, 2016, this forbearance obligation, as amended, would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares, for the satisfaction of the next required monthly payment, and (ii) up to 9,685,050,125 shares of our common stock should the entire obligation be converted.

On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360, 000, without conversion rights, in connection with the default by the Company under a Convertible Debenture dated September 13, 2011. (See also “Subsequent Events”).

Arrangement #3 (MH Investment trust II)

On August 26, 2014, the Company issued to the MH Investment Trust. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 in which the Company received $40,000 in gross proceeds on September 1, 2014. The instrument is in the principal amount of $40,000 and matured on May 1, 2015. Interest only was payable at the rate of 12% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weighted average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion, or 65 % when the trading price exceeds $.0020 for the five days before such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital. At December 31, 2016 the note balance was $3,333 and accrued interest of $2,060, at 12%, remained due under this agreement. At June 30, 2016 the note balance was $3,333 and accrued interest of $1,747, at 12%, remained due under this agreement. Based upon the price of the Company’s common stock on December 31, 2016 and June 30, 2016 this Note is convertible into approximately 89,883,333 and 84,672,667 shares of common stock.

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

The Company had leased a warehouse and limited office space in Norwalk, Connecticut, commencing in April of 2015 with a monthly rental of $2,200 per month. The Company vacated the Norwalk premise in April 2016 and the Company moved its warehouse contents, primarily inventory and associated shipping materials of its mPower battery products into the Clifton premise. The Company has $22,000 of unpaid rent in accounts payable at December 31, 2016.

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

The value of the forbearance obligation on December 31, 2016 is $774,804 (See Note 3), all of which are included in current liabilities at that date. The value of the judgment totaled approximately $1.6 million as of December 31, 2014 and bears a punitive interest rate of 16% and would become payable in full $1.35 million if the Company defaults under the forbearance obligation reduced by payments under the Forbearance Agreement, which payments through June 30, 2016 totaled $250,000. Through June 30, 2016 the Company has not defaulted under the agreement. The Forbearance agreement requires the Company to place, and the Company has done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments, as of June 30, 2016, 812,500,000 shares from this reserve have been issued to satisfy the conversion provisions of the Forbearance Agreement. During the year ended June 30, 2017 187,500,000 shares were issued from this reserve and no amounts remain under the reserve agreement with our transfer agent.

As of December 31, 2016, this forbearance obligation would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares immediately for the satisfaction of the next required monthly payment, and (ii) up to 9,685,050,125 shares of our common stock should the entire obligation be converted.

Subsequent to December 31, 2016 this Forbearance Agreement with Fife has been amended several times; the most recent providing for settlement amounts less than the aggregate of liabilities recorded in the financial statements. (See Note 3)

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

The table below presents reconciliation for liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	December 30,	December 30,
	2016	2015
Balance, Beginning of Year	$-	235,425
Increase (Decrease) in Derivative and associated liabilities	-	490,676
Debt discounts	-	-
Balance, Ending	$-	726,101

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

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost-efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At December 31, 2016, the carrying value of the notes payable and accrued interest for convertible agreements and officers’ notes was approximately $2,375,060. The JMJ convertible notes, which were originally due at various times through December 31, 2012, yield an interest rate of 12%, the Fife Forbearance obligation is 9%. Refer to Note 3 of these unaudited condensed consolidated financial statements for more information about the Company’s notes payable as of December 31, 2016.

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

During the six months ended December 31, 2016 and 2015, $0 has been charged for rent and $0 has been charged for other expenses, respectively, to the Company by Microphase. As a result of the foregoing transactions, as of December 31, 2016, the Company owed $32,545 to Microphase.

OTHER RELATED PARTIES

On December 31, 2016, Mr. Biderman, an outside Director’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers were owed unpaid finders’ fees in the aggregate amount of $177,000, which is included in due to related parties. Also Mr. Biderman loaned the Company $90,000 in the fourth quarter of the fiscal year ended June 30, 2015 and additionally, he advanced the Company $20,000 in the fiscal year ended June 30, 2016, net of repayments, together with $5,486 of accrued interest resulted in $115,486 outstanding at June 30, 2016. During the six months ended December 31, 2016 the Company recorded $3,537 accrued interest and $119,023 was outstanding at December 31, 2016.

During the six months ended December 31, 2016 and 2015, Mr. Biderman’s firm charged finders’ fees of $3,000 and $14,000.

During the six months ended December 31, 2016 and 2015, the Company recorded $14,500 and $33,000 of fees to the wife of the Company’s president for product marketing services.

Transactions with Officers

At various points during past fiscal years the Messrs. Durando, Dotoli and Smiley provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company.

During the six months ended December 31, 2016 and 2015, $18,209 and $20,319 have been charged for interest on loans from officers.

At December 31, 2016 the aggregate principal amount of the officers’ loans together with accrue interest totaled $613,956. At June 30, 2016 the officers’ loans together with accrue interest totaled $597,331.

8.	SUBSEQUENT EVENTS

●	On July 16, 2016 the Company closed its office in Clifton, New Jersey to further conserve financial resources. The Company moved to its present address on May 1, 2017 (See Note 4-Commitments & Contingencies)

●	Subsequent to December 31, 2016, Messrs. Durando, Biderman, Smiley and Dotoli loaned the Company approximately $56,510, $10,000, $15,050 and $1,850 to provide general working capital to commence the filings necessary to bring the Company’s financial statements and required periodic each report pursuant to section 13 or 15(d) of the securities exchange act of 1934 current.

●	From January 1, 2017 through the date hereof, the Company issued 1,500,000,000 shares of its common stock in private placements pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder raising gross proceeds aggregate of $75,000 all of which was used for working capital and general corporate purposes.

●	On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360,000, without conversion rights, in connection with the default by the Company under a Convertible Debenture dated September 13, 2011. The Company reserved 1 billion shares of its common stock with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments required under the terms of a Forbearance Agreement with John Fife dated February 10, 2015, which through August 31, 2016, the entire 1 billion shares from this reserve have been issued to satisfy the conversion provisions through that date. No payments have been made under this agreement since August of 2016. On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360,000, without conversion rights, relating to the default by the Company under a Convertible Debenture dated September 13, 2011

●	In April of 2017, the Company received a judgment from the Federal District Court of Northern Illinois Eastern Division in its favor with prejudice dismissing a claim by River North Equity covering Convertible Securities of the Company which effectively negated the two notes River North Equity obtained from JMJ Financial. At March 31, 2016 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $1,167,594. At December 31, 2016 the amount recorded in Current Liabilities for the two notes and accrued interest thereon subject to the River North Equity claim was $1,008,881.

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

RESULTS OF OPERATIONS OVERVIEW

mPhase Technologies, Inc. (OTC Pink Sheets: XDSL.OB) is a development company focused on the development of innovative power cells and related products through the science of microfluidics, microelectromechanical systems (MEMS) and nano- technology. mPhase is primarily focused on commercializing its first nanotechnology-enabled product for military and commercial applications - the Smart NanoBattery providing Power On CommandTM. Our new patented and patent-pending battery technology, based on the phenomenon of electrowetting, offers a unique way to store energy and manage power that could become a significant development in the battery industry. Features of the Smart NanoBattery include potentially infinite shelf life, prior to initial use environmentally friendly design, fast ramp to power, programmable control, and direct integration with microelectronic devices.

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

Discontinuance of Jump Stater Products during Fiscal Year 2016

In June 2016 the Company conditionally sold a patent covering a portion of its Jump product line for $25,000, with two installments each for $12,500, recording other income in its discontinued operations of that amount in the year ended June 30, 2016 and the Three months ended September 30, 2016.

Commencing in April of 2016, the Company began discontinuing its line of Jump Starter products due to increased competition and declining margins. The Company continues the wind-down of its remaining inventory of such products estimated to have values of $3,477 & $23,551 as of September 30, 2016 & June 30, 2016 (See Note 3 under the caption “Discontinued Operations” and Note 13- Subsequent Events).

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

THREE MONTHS ENDED DECEMBER 31, 2016 VS. DECEMBER 31, 2015

Continuing Operations

General and Administrative Expenses. General and administrative expenses charged to continuing operations were $71,237 for the three months ended December 31, 2016 compared to $194,459 and for the three months ended December 31, 2015, a decrease of $123,222. The Company reduced the salaries of the three officers of the Company in the three and six months ended December 31, 2016 and laid off full time employees resulting in lower accrued payroll of approximately $36,000 to executive officers and $25,810 in cash payments for staff as compared to three months ended December 31, 2015. The Company also cut $97,056 of other administrative expenses, primarily for office space and professional fees in the current year from the prior year.

Other Income and Expense. Interest expenses charged to continuing operations were $74,455 in the three months of Q2 2016 as compared to $82,219, a decrease of $7,764 due to larger liability balances.

Net loss. mPhase recorded a net loss of $146,429 from continuing operations for the three months ended December 31, 2016, less $37,626 loss from discontinued operations, resulting in a net loss of $184,055 for the current year as compared to a net loss of $580,330 in the prior relative period, which consisted of a loss of $488,063 from continuing operations and a $92,267 loss from discontinued operations for the three-month period ended December 30, 2015.

This represents a loss per common share of ($0.00) in 2017 as compared to $(0.00) in 2016, based upon weighted average common shares outstanding of 17,747,643,845 and 16,413,128,048 during the three-month period ending December 31, 2016 and December 31, 2015 respectively.

Discontinued Operations

Revenues. Total revenues for the three months ended December 31, 2016 decreased to $624 from $215,075 in December 2015, or $214,451. The revenue decrease for the current period was derived solely from decreased sales of the mPower Jump products.

Cost of sales. Cost of sales decreased $162,666 for the three months ended December 31, 2016 to $0 from $162,666 in December 2015. This decrease is directly attributable to the decreased sales of our mPower Jump products.

Research and Development. Research and development expenses were $0 for the three months ended December 31, 2016 as compared to $0 for the three and six months ended December 31, 2015, unchanged. Such values are attributable to the wind-down of the Company’s efforts to sell its Jump Products.

Selling and Marketing Expenses. Selling and marketing expenses were $2,705 for the three months ended December 31, 2016 compared to $52,710 for the three months ended December 31, 2015, decreases of $50,005. The decrease is attributable to the reduction of the Company’s sales force and marketing efforts with respect to its line of Jump Products.

General and Administrative Expenses. General and administrative expenses charged to discontinued operations were $23,805 for the three months ended December 31, 2016 compared to $54,908 for the three months ended December 31, 2015, a decrease of $31,103. The Company reduced the salaries of the three officers of the Company in the three months ended December 31, 2016 and laid off full time employees resulting in lower accrued payroll charged to discontinued operations of approximately $10,000 to executive officers and $3,190 in cash payments for staff as compared to three months ended December 31, 2015. The Company also cut $11,995 of other administrative expenses, primarily for office space and professional fees in the current year from the prior year.

Other Income and Expense.  Interest expenses charged to discontinued operations were $11,740 in December 2016 as compared to $10,162, an increase of $1,578 due to larger liability balances. During the current December 2016 other income from discontinued operations included $12,500 from the conditional sale of a patent.

Net loss from Discontinued Operations. mPhase recorded net losses from discontinued operations of $37,626 for the three months ended December 31, 2016 as compared to $92,267 for the three months ended December 31, 2015. This represents a loss from discontinued operations per common share of ($0.00) in 2017 as compared to $(0.00) in 2016, based upon weighted average common shares outstanding of 17,747,643,845, 16,413,128,048 during the three-month periods ending December 31, 2016 and 2015 respectively.

SIX MONTHS ENDED DECEMBER 31, 2016 VS. DECEMBER 31, 2015

Continuing Operations

General and Administrative Expenses. General and administrative expenses charged to continuing operations were $134,945 for the six months ended December 31, 2016 compared to $376,199 for the six months ended December 31, 2015, a decrease of $241,254. The Company reduced the salaries of the three officers of the Company in the six months ended December 31, 2016 and laid off full time employees resulting in lower accrued payroll of approximately $72,000 to executive officers and $49,626 in cash payments for staff as compared to six months ended December 31, 2015. The Company also cut $188,920 of other administrative expenses, primarily for office space and professional fees in the current year from the prior year.

Other Income and Expense. Interest expenses charged to continuing operations were $150,729 in the six months of Q2 2016 as compared to $154,182, a decrease of $3,453 due to larger liability balances.

Net loss. mPhase recorded a net loss of $287,148 from continuing operations for the six months ended December 31, 2016, less a $68,541 loss from discontinued operations, resulting in a net loss of $355,689 for the current year as compared to a net loss of $1,124,053 in the prior relative period, which consisted of a $1,967,464 loss from continuing operations and $156,589 loss from discontinued operations for the six-month period ended December 30, 2015. This represents a loss per common share of ($0.00) in 2017 as compared to $(0.00) in 2016, based upon weighted average common shares outstanding of 17,932,358,519 and 16,284,261,113 during the six-month periods ending December 31, 2016 and December 31, 2015 respectively.

Discontinued Operations

Revenues. Total revenues for the six months ended December 31, 2016 decreased to $20,516 from $398,346 in December 2015, or $377,830. The revenue decrease for the current period was derived solely from decreased the sales of the mPower Jump products.

Cost of sales. Cost of sales decreased $275,484 for the six months ended December 31, 2016 to $20,075 from $277,559 in December 2015. This decrease is directly attributable to the decreased sales of our mPower Jump products.

Research and Development. Research and development expenses were $38 for the six months ended December 31, 2016 as compared to $0 for the six months ended December 31, 2015, an increase of $38. Such values are attributable to the wind-down of the Company’s efforts to sell its Jump Products.

Selling and Marketing Expenses. Selling and marketing expenses were $10,898 for the six months ended December 31, 2016 compared to $94,649 for the six months ended December 31, 2015, a decrease of $83,751. The decreases are attributable to the reduction of the Company’s sales force and marketing efforts with respect to its line of Jump Products.

General and Administrative Expenses. General and administrative expenses charged to discontinued operations were $46,679 for the six months ended December 31, 2016 compared to $109,696 for the six months ended December 31, 2015, a decrease of $63,017. The Company reduced the salaries of the three officers of the Company in the six months ended December 31, 2016 and laid off full time employees resulting in lower accrued payroll charged to discontinued operations of approximately $20,000 to executive officers and $6,134 in cash payments for staff as compared to six months ended December 31, 2015. The Company also cut $23,349 of other administrative expenses, primarily for office space and professional fees in the current year from the prior year.

Other Income and Expense. Interest expenses charged to discontinued operations were $23,867 in December 2016 as compared to $19,056, a decrease of $4,811 due to larger liability balances. During the current December 2016 other income from discontinued operations included $12,500 from the conditional sale of a patent.

Net loss from Discontinued Operations. mPhase recorded a net loss from discontinued operations of $68,541 for the six months ended December 31, 2016 as compared to $102,615 for the six months ended December 31, 2015. This represents a loss from discontinued operations per common share of ($0.00) in 2017 as compared to $(0.00) in 2016, based upon weighted average common shares outstanding of 17,932,358,519 and 16,284,261,113 during the six-month periods ending December 31, 2016 and 2015 respectively.

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

MATERIAL RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

During a portion of the fiscal year ended June 30, 2016, the Company leased office space from Microphase at its Norwalk location. Rental expense charged by Microphase was $4,500 from July 1, 2015 through June 30, 2016. Microphase provided certain research and development services and shares administrative personnel from time to time. Mr. Necdet Ergul retired as the chairman of the board of mPhase in Nov 2007. Mr. Ergul and his family had owned a controlling interest and he is a director of Microphase Corporation. On February 9, 2015 Mr. Durando assigned all his interests in the Capital Stock of Microphase to the RCKJ Trust as the Grantor. The beneficial owners for economic purposes at that time were Mr. Durando’s children. Mr. Durando was a strategic employee of Microphase Corporation from January 2, 2015 through May 31, of 2017. On June 2, 2017 the RCKJ Trust, the holder of Durando’s prior interest in Microphase, and the Ergul Family Limited partnership, the holder of Ergul’s prior interest in Microphase, each exchanged all (its) there shares of stock in Microphase in exchange for shares of stock in Digital Power Corporation, a publicly-held company then listed on the New York Stock exchange.

During the six months ended December 31, 2016 and 2015, $0 has been charged for rent and $0 has been charged for other expenses, respectively, to the Company by Microphase. As of December 31, 2016, the Company owed $32,545 to Microphase.

OTHER RELATED PARTIES

On December 31, 2016, Mr. Biderman, a director of mPhase had affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers were owed unpaid finders’ fees in the amount of $177,000, which is included in due to related parties. Also, Mr. Biderman loaned the Company $90,000 in the fourth quarter of the fiscal year ended June 30, 2015 and additionally, he advanced the Company $20,000 in the fiscal year ended June 30, 2016, net of repayments, together with $5,486 of accrued interest resulted in $115,486 outstanding at June 30, 2016. During the six months ended December 31, 2016 the Company recorded $3,537 accrued interest and $119,023 was outstanding at December 31, 2016.

During the six months ended December 31, 2016 and 2015, Mr. Biderman’s firm charged finders’ fees of $3,000 and $14,000.

During the six months ended December 31, 2016 and 2015, the Company recorded $14,500 and $33,000 of fees to Karen Durando for product marketing services.

Transactions with Officers

At various points during past fiscal years the Messrs. Durando, Dotoli and Smiley provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company.

During the six months ended December 31, 2016 and 2015, $18,209 and $20,319 have been charged for interest on loans from officers.

At December 31, 2016 the officers’ loans together with accrue interest totaled $613,956. At June 30, 2016 the officers’ loans together with accrue interest totaled $597,331.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative losses of ($212,037,575) and a working capital deficit of ($4,628,206) as of December 31, 2016. The auditors’ report for the fiscal year ended June 30, 2016 includes the statement that “there is substantial doubt of the Company’s ability to continue as a going concern”. As of December 31, 2016, the Company had a negative net worth of ($4,628,206) compared to a negative net worth of ($4,375,248) as of June 30, 2016 as a result of continuing net losses.

During the six months ended December 31, 2016, the Company issued 600,000,000 shares of common stock generating gross proceeds of $30,000 and incurring finder’s fees of $3,000 in private placements. During the same six-month period the officers deferred $108,000 of salary to the Company to fund limited operating activity.

During the six months ended December 30, 2015, the Company issued 616,666,667 shares of its common stock in connection with private placements pursuant to Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended, raising gross proceeds of $170,000 and incurring finder’s fees of $17,000. The proceeds were used by the Company as working capital.

Additionally, Mr. Biderman advanced the Company $20,000 in the twelve months ended June 30, 2016, net of repayments, which together with $5,486 of accrued interest resulted in $115,486 outstanding at June 30, 2016. During the six months ended December 31, 2016 the Company recorded $3,537 of accrued interest and $119,023 was outstanding at December 31, 2016.

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

The Company is considering strategic alternatives to best monetize its remaining patent portfolio restructuring and revising its debt obligations and Capital structure. The Company and the note holder for arrangement #1, JMJ Financial, had been renegotiating the settlement of these agreements. (See, however “Subsequent Events” describing the disposition of such Notes by JMJ to River North Equity and judicial action denying enforcement of such Notes) At December 31, 2016 we had recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was approximately $1,167,600 including approximately $802,000 of principle and $365,600 accrued interest. The Company, subsequent to the River North Equity and judicial action denying enforcement of such Notes, has negotiated a settlement of $25,000 of cash payments to JMJ Financial.

On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360,000, without conversion rights, in connection with the default by the Company under a Convertible Debenture dated September 13, 2011. At December 31, 2016 we had recorded $774,804 for the value of the forbearance debt obligation, which has been renegotiated down to $360,000.

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

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at December 31, 2016.

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

There was a change in our internal control over financial reporting during the quarter ended December 31, 2016, which included the laying off the Company’s accounting manager, which the Company remediated by the increased involvement of an external contract controller. The result of the changes in our internal control over financial reporting and the Company’s remediation steps to address the change, the Company believes it has made the necessary adjustments so that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 2, 2015 the Securities and Exchange Commission upheld the denial of a corporate action by the Financial Industry Regulatory Authority (FINRA) in connection with the Company’s seeking to reverse split its common stock pursuant to FINRA Rule 6490 (see SEC Release No 7418 of February 2, 2015). The action was found as deficient by FINRA on the basis that two corporate officers and directors of the Company had previously entered into a Consent Decree with the SEC in October of 2007 when they were previously officers of another company named Packetport.com.

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

On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360, 000, without conversion rights, in connection with the default by the Company under a Convertible Debenture dated September 13, 2011.On February 16, 2018 the Company and Fife entered into an Amendment modifying the repayment schedule of the Convertible Debenture.

In April of 2017, the Company received a judgment from the Federal District Court of Northern Illinois Eastern Division in its favor with prejudice dismissing a claim by River North Equity covering Convertible Securities of the Company which effectively negated the two notes River North Equity obtained from JMJ Financial. At March 31, 2016 the amount recorded in current liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $1,167,594. At December 31, 2016 the amount recorded in current liabilities for the two notes and accrued interest thereon subject to the river north Equity claim was $1,008,881.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All proceeds received from the following financings were used by the Company for working capital needs.

Private Placements

During the six months ended December 31, 2016, the Company issued 600,000,000 shares of common stock in private placements pursuant to Section 4(a) (2) of the Securities Act of 1933 generating gross proceeds of $30,000 net of incurring finder’s fees of $3,000. The proceeds were used by the Company as working capital.

Conversion of Debt Securities

During the six months ended December 31, 2016, the Company authorized the conversion of $15,000 of Convertible Debt and Accrued Interest thereon relating to the forbearance agreement into 187,500,000 shares; of the Company’s Common stock.

Long Term Convertible Debentures / Debt Discount

The Company had three separate convertible debt arrangements with independent investors that were in effect at various times during the fiscal year ended June 30, 2016, all three of which were still active as of December 31, 2016.

These transactions are intended to provide liquidity and capital to the Company and are summarized as follows.

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

As of December 31, 2016, and as of June 30, 2016, the combined arrangements with JMJ in this note would be convertible into 291,383,475 and 279,995,328 common shares at the conversion floor price of $.004; and would be required to do so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement.

The Company has not made any payments of the $37,018 installment payments commencing October 1, 2012 and the holder has continued to accrue interest on the outstanding balance. At December 31, 2016 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $802,606 and $365,534. At June 30, 2016 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $802,060 and $317,921, respectively.

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

During the six months ended December 31, 2016 the Company repaid $9,460 of principle and $5,540 of interest under the agreement, with non-cash conversions of 187,500,000 shares of the Company’s common stock valued at $15,000. The value of the forbearance debt obligation on December 31, 2016 was $774,804, after giving effect to additional accrued interest of $18,586, resulting in total interest charged under this agreement during the six months of $24,127.

As of December 31, 2016, this forbearance obligation, as amended, would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares, for the satisfaction of the next required monthly payment, and (ii) up to 9,685,050,125 shares of our common stock should the entire obligation be converted.

On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360, 000, without conversion rights, in connection with the default by the Company under a Convertible Debenture dated September 13, 2011. (See also “Subsequent Events”).

Arrangement #3 (MH Investment trust II)

On August 26, 2014, the Company issued to the MH Investment Trust. a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 in which the Company received $40,000 in gross proceeds on September 1, 2014. The instrument is in the principal amount of $40,000 and matured on May 1, 2015. Interest only was payable at the rate of 12% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weighted average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion, or 65 % when the trading price exceeds $.0020 for the five days before such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital. At December 31, 2016 the note balance was $3,333 and accrued interest of $2,060, at 12%, remained due under this agreement. Based upon the price of the Company’s common stock on December 31, 2016 this Note is convertible into approximately 89,883,333 shares of common stock.

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

