Form 10-Q
period 2017-03-31
MPHASE TECHNOLOGIES INC
filed 2018-06-08
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED MARCH 31, 2017

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

mPHASE TECHNOLOGIES, INC.

mPHASE TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	March 31, 2017	June 30, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS (see Note 1)
Cash	$929	$4,717
Assets of discontinued operations	5,042	25,171
TOTAL CURRENT ASSETS	5,971	29,888

Property and equipment, net	1,420	3,631
Other Assets	800	-
TOTAL ASSETS	$8,191	$33,519

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES (see Note 1)
Accounts payable	$587,247	$565,714
Accrued expenses	842,322	658,434
Due to related parties	216,545	212,545
Notes payable, Officers'	636,200	597,331
Notes payable, Director & Investor	120,793	115,486
Current Portion, Long term convertible debentures	1,597,535	1,561,611
Liabilities of discontinued operations	755,355	697,647
TOTAL CURRENT LIABILITIES	4,755,996	4,408,767

STOCKHOLDERS' DEFICIT
Common stock, par value $.001, 18,000,000,000 shares authorized, 17,960,143,845 and 17,772,643,845 shares issued and outstanding at March 31, 2017 (unaudited) & June 30, 2016, respectively	17,960,143	17,772,643
Additional paid in capital	189,488,619	189,533,940
Accumulated deficit	(212,196,567)	(211,681,831)
TOTAL STOCKHOLDERS' DEFICIT	(4,747,805)	(4,375,248)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,191	$33,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2017	March 31, 2016

REVENUES	$-	$-

COSTS AND EXPENSES

General and administrative	49,361	169,356

Depreciation and amortization	737	804

TOTAL COSTS AND EXPENSES	50,098	170,160

OPERATING LOSS	(50,098)	(170,160)

OTHER INCOME (EXPENSE)
Interest (Expense)	(75,391)	(83,575)
Other Income (Expense)	-	18,378
Change in fair value of derivative liability	-	454,566

TOTAL OTHER INCOME (EXPENSE)	(75,391)	389,369

Loss From Continuing Operations, before Income Taxes	(125,489)	219,209

Loss From Discontinued Operations	(33,556)	10,489

Income Taxes	-	-

Net Loss	$(159,045)	$229,698

Basic & Diluted Net loss per share:
Loss per share From Continuing Operations	$(0.00)	$(0.00)
Loss per share From Discontinued Operations	$(0.00)	$(0.00)
Net Loss per share	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding;
Basic	17,848,199,400	16,503,289,787
Diluted	17,848,199,400	18,000,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Nine Months Ended
	March 31, 2017	March 31, 2016

REVENUES	$-	$-

COSTS AND EXPENSES

General and administrative	184,308	545,554

Depreciation and amortization	2,211	2,346

TOTAL COSTS AND EXPENSES	186,519	547,900

OPERATING LOSS	(186,519)	(547,900)

OTHER INCOME (EXPENSE)
Interest (Expense)	(226,120)	(237,756)
Other Income (Expense)	-	19,539
Change in fair value of derivative liability	-	17,864

TOTAL OTHER INCOME (EXPENSE)	(226,120)	(200,353)

Loss From Continuing Operations, before Income Taxes	(412,639)	(748,253)

Loss From Discontinued Operations	(102,097)	(146,101)

Income Taxes	-	-

Net Loss	$(514,736)	$(894,354)

Basic & Diluted Net loss per share:
Loss per share From Continuing Operations	$(0.00)	$(0.00)
Loss per share From Discontinued Operations	$(0.00)	$(0.00)
Net Loss per share	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding;
Basic & Diluted	17,900,609,173	16,197,503,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

 Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	March 31, 2017	March 31, 2017
Cash Flow From Operating Activities:
Net Loss from continuing operations	$(412,639)	$(748,253)
Net Loss from discontinued operations	(102,097)	(146,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,211	2,346
Non-cash charges relating to issuance of common stock, common stock options and warrants	-	7,804
Gain on sale of patent	(12,500)	(1,538)
Change in fair value of derivative liability and debt discount charges (credits)	-	(20,072)
Other non-cash charges for beneficial conversion interest expense	91,178	91,178
Amortization of loan discount, finance company	7,679	-
Changes in assets and liabilities:
Accounts receivable	55	4,386
Inventories	20,074	150,758
Prepaid expenses and other current assets	-	29,014
Other assets	(800)	3,060
Accounts payable & accrued expenses	201,196	212,544
Customer deposits	-	(26,691)
Due to/from related parties
Microphase & Eagle	4,000	4,500
Officers	162,000	248,444
Net cash used in operating activities	(39,643)	(188,624)

Cash Flow Used in Investing Activities:
Purchase of fixed assets	-	-
Net Cash used in investing activities	-	-

Cash Flow from Financing Activities:
Proceeds from issuance of common stock, net of finders fees	36,000	153,000
Proceeds of demand note	-	35,000
Proceeds from Finance Company	-	66,029
Repayment to Finance Company	(4,621)	(34,178)
Repayment of convertible debentures	-	(91,262)
Proceeds from notes payable related parties	19,841	112,265
Repayment of notes payable related parties	(15,365)	(54,096)
Net cash provided by financing activities	$35,855	$186,758

Net increase in cash	(3,788)	(1,866)

CASH AND CASH EQUIVALENTS, beginning of period	4,717	2,868
CASH AND CASH EQUIVALENTS, end of period	$929	$1,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ending March 31, 2017 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2016.

GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Through March 31, 2017, the Company had incurred (a) cumulative losses totaling ($212,196,567) and (b) a stockholders’ deficit of ($4,747,805). At March 31, 2017, the Company had $929 of cash and $385 of trade receivables from discontinued operations to fund short-term working capital requirements. In addition, the Company relies on the continuation of funding through private placements of its common stock. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

INVENTORY- Discontinued Operations

The Company uses the First In First Out method (FIFO) to account for inventory which is carried at lower of cost and net realizable value. As of June 30, 2016, inventory consisted primarily of its various Jump products including the Jump and the mini Jump, and our remaining flashlight inventory, and was valued at $23,551. As of June 30, 2016, inventory consisted primarily of the Company’s line of Jump products including the new Jump Plus, and our remaining flashlight inventory, and was valued at $3,477. The Company’s Board of Directors’, in a meeting on June 25, 2016, determined that it was in the best interest of the Company to discontinue its entire line of Jump products in the 1st quarter of fiscal year 2017 owing to increased competition and decreasing margins. Appropriate reserves have been taken as of June 30, 2016 and March 31, 2017 to assure that the cost of such inventory does not exceed the expected net realizable value.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These  estimates include net realizable  value of inventories, estimated value of stock based compensation and changes in the ending fair value of derivative liability. Actual results could differ from those estimates.

CHANGE IN ACCOUNTING ESTIMATE FOR THE VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

Changes in fair value of derivative liabilities results from the changes in derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates. The increase in fair value of derivative liabilities recognized effective June 30, 2016 is due to a change in accounting estimate related to the accounting for derivative liabilities. Due to the Company’s current share price and lack of trading liquidity in the Company’s common stock, in addition to limited shares available for conversions for such instruments as amended, the convertible notes issued by the Company were determined to have no basis for applying a derivative liability to the conversion of these notes. As a result, the Company recorded a change in accounting estimate which resulted in a gain on change in derivative liability of approximately $200,000 effective June 30, 2016.

As of September 30, 2016, due to the Company’s current share price, lack of trading liquidity in the Company’s common stock and limited shares available for conversions for the convertible notes, no basis for applying a derivative liability to the conversion of these notes.

LOSS PER COMMON SHARE, BASIC AND DILUTED

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had no warrants to purchase shares of its common stock and no options to purchase shares of its common stock outstanding at March 31, 2017.

At March 31, 2017 the Company has convertible securities held by third parties that are immediately convertible into 1,014,850,000 shares of common stock (which amount include one additional assumed monthly conversion by John Fife in April 2016 under the terms of the Forbearance Agreement, as amended). Under the terms of the Forbearance Agreement, as amended, with John Fife (arrangement #4), Fife may acquire a total of 9,901,768,500 shares of the Company’s common stock based upon the conversion terms; if the forbearance agreement discussed in Note 3 is settled entirely in stock. In addition, the Company has convertible notes plus accrued interest thereon held by officers of the Company, subject to availability, convertible into approximately 1,088,470,000, immediately, if available.

The following table illustrates debts convertible into shares of the Company’s Common Stock at September 30, 2016:

	March 31, 2017
	Note Principle	Accrued Interest	Total	Shares Convertible
				immediately	over full term, if available*
Arrangement #1 - JMJ Financial, Inc	$802,060	$386,940	$1,189,000	297,250,000	297,250,000
Arrangement #2 - St. George Investments/Fife Forbearance Obligation	792,141	-	792,141	625,000,000	9,901,768,500
Arrangement #3 - MH Investment trust II	3,333	2,223	5,556	92,600,000	92,600,000
Total Convertible Notes payable	1,597,534	389,163	1,986,697	1,014,850,000	10,291,618,500
Notes Payable- Officers*	636,200	-	636,200	-	1,590,500,000
Total	$2,233,734	$389,163	$2,622,897	1,014,850,000	11,882,118,500

* convertible if shares available

DISCONTINUED OPERATIONS

The Company has classified the operating results and associated assets and liabilities from its Jump line of products, which ceased having material sales in the first quarter of Fiscal 2017, as Discontinued Operations in the Consolidated Financial Statements for the nine months ended March 31, 2017.

The Assets and Liabilities associated with discontinued operations included in our Consolidated Balance Sheet were as follows:

	March 31, 2017			June 30, 2016
	(Unaudited)
	Total	Discontinued	Continuing	Total	Discontinued	Continuing
ASSETS
CURRENT ASSETS
Cash	$929	$-	$929	$4,717	$-	$4,717
Accounts receivable, net	385	385	-	440	440	-
Inventory, net	3,477	3,477	-	23,551	23,551	-
Prepaid and other current assets	1,180	1,180	-	1,180	1,180	-
TOTAL CURRENT ASSETS	5,971	5,042	929	29,888	25,171	4,717

Property and equipment, net	1,420	-	1,420	3,631	-	3,631
Other Assets	800	-	-	-	-	-
TOTAL ASSETS	7,391	5,042	2,349	33,519	25,171	8,348

LIABILITIES
CURRENT LIABILITIES
Accounts payable	1,179,989	592,742	587,247	1,143,956	578,242	565,714
Accrued expenses	979,516	137,195	842,322	750,628	92,195	658,434
Due to related parties	216,545	-	216,545	212,545	-	212,545
Notes payable, Officers'	636,200	-	636,200	597,331	-	597,331
Notes payable, Director & Investor	120,793	-	120,793	115,486	-	115,486
Note Payable, Finance Company	25,418	25,418	-	27,210	27,210	-
Current Portion, Long term convertible debentures	1,597,535	-	1,597,535	1,561,611	-	1,561,611

TOTAL LIABILITIES	$4,755,996	$755,355	$4,000,642	$4,408,767	$697,647	$3,711,121

DISCONTINUED OPERATIONS - (Continued)

Revenue and Expense Recognition for Discontinued Operations

The Company has recognized revenue on its JUMP products when the products were shipped, and title passed to the customer.

The results of discontinued operations include specifically identified and allocated common overhead expenses.

The Revenues and expenses associated with discontinued operations included in our Consolidated Statements of operations were as follows:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	Discontinued	Discontinued
REVENUES	$-	$96,592

COSTS AND EXPENSES

Cost of sales	396	61,537

Research and development	-	-

Selling and marketing (including non-cash stock related charges of $0 and $2,417 for the three months ended March 31, 2017 & 2016).	300	32,287

General and administrative	21,101	38,132

Depreciation and amortization	-	-

TOTAL COSTS AND EXPENSES	21,797	131,956

OPERATING LOSS	(21,797)	(35,364)

OTHER INCOME (EXPENSE)
Interest (Expense)	(11,759)	(10,329)
Other income (Expense)	-	-
Change in fair value of derivative liability	-	56,182

TOTAL OTHER INCOME (EXPENSE)	(11,759)	45,853

Loss From Discontinued Operations	$(33,556)	$10,489

	For the Nine Months Ended
	March 31, 2017	March 31, 2016
	Discontinued	Discontinued
REVENUES	$20,516	$494,938

COSTS AND EXPENSES

Cost of sales	20,471	339,096

Research and development	38	-

Selling and marketing (including non-cash stock related charges of $0 and $7,804 for the nine months ended March 31, 2017 & 2016).	11,198	126,937

General and administrative	67,780	147,828

Depreciation and amortization	-	-

TOTAL COSTS AND EXPENSES	99,487	613,861

OPERATING LOSS	(78,971)	(118,923)

OTHER INCOME (EXPENSE)
Interest (Expense)	(35,626)	(29,386)
Other income (Expense)	12,500	-
Change in fair value of derivative liability	-	2,208

TOTAL OTHER INCOME (EXPENSE)	(23,126)	(27,178)

Loss From Discontinued Operations	$(102,097)	$(146,101)

RECLASSIFICATIONS

Certain reclassifications have been made in the prior period consolidated financial statements, primarily selling and marketing expense in the prior period, to conform to the current period presentation. The reclassified financial statement items had no effect on (a) Net Loss for the three months ended March 31, 2017 and 2016, or (b), total Stockholders’ Deficit or total Assets as of March 31, 2017 or June 30, 2016. For the nine months ended March 31, 2017 the Company’s Statements of Operations and Cash Flows have been reclassified to the current presentation to reflect the Discontinued Operations resulting from terminating the Jump line of products which ceased having material sales in the first quarter of Fiscal 2017.

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

2.	SUPPLEMENTAL CASH FLOW INFORMATION

	For the Nine Months Ended
	March 31, 2017	March 31, 2016
Statement of Operation Information:
Interest paid (net interest income)	$73,491	$76,570

Non-Cash Investing and Financing Activities:
Conversion of $9,460 convertible debt and $5,540 accrued interest to 187,500,000 shares of the Company's common stock in 2017. Conversion of $3,907 convertible debt and 6,093 accrued interest thereon and a $35,000 demand note into 62,500,000 and 175,000,000 shares respectively, or a total of $45,000 of debt into 237,500,000 shares of the Company’s common stock in 2016.	$15,000	$45,000
Conversion of $18,000 of officer loan in consideration of transfer of vehicle at market value	$-	$18,000
Non-cash loan charges relating to initial and second funding under factoring agreement(s), including revision	$-	$2,295
Amortization of loan discount	$7,679	$-

3.	EQUITY TRANSACTIONS, NOTES PAYABLE AND CONVERTIBLE DEBT

Private Placements

During the nine months ended March 31, 2017, the Company issued 800,000,000 shares of common stock generating gross proceeds of $40,000 net of finder’s fees of $4000 in private placements pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The proceeds were used by the Company as working capital.

During the nine months ended March 31, 2016 the Company issued 616,666,667 shares of its common stock in connection with private placements pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended, raising gross proceeds of $170,000 and incurring finder’s fees of $17,000. The proceeds were used by the Company as working capital.

Stock Based Compensation

During the nine months ended March 31, 2017, the Company did not issue any common stock, warrants or options to employees or officers.

During the nine months ended March 31, 2016, the Company issued 23,028,000 shares of common stock compensation to an employee valued at $7,804, based upon the closing trading price for each quarter end earned, the entire amount of which is included in selling and marketing expenses in the Condensed Consolidated Statements of Operations for that period. The Company during such period did not issue any common stock, warrants or options to officers.

Other Short-Term Notes

Note Payable, Director

A Mr. Biderman, a Director of the Company, loaned the Company $90,000 in the fourth quarter of fiscal year ended June 30, 2015 and additionally advanced the Company $60,000 and received $40,000 in repayments during the fiscal year ended June 30, 2016, which together with $5,486 of accrued interest resulted in $115,486 outstanding at June 30, 2016. During the nine months ended March 31, 2017 the Company recorded $5,307 of accrued interest and $120,793 was outstanding at March 31, 2016.

Note Payable Finance Company - Discontinued Operations

The Company Borrowed approximately $66,000 from a finance company under two advances commencing January 2016, with scheduled repayments of approximately $87,500 originally due through July 2016, incurring $36,193 of finance charges which were included in interest expense during the fiscal year ended June 30, 2016. At June 30, 2016, $30,039 remained outstanding under this note. During the nine months ended March 31, 2017 we incurred $7,679 of finance charges under this note, we repaid $4,621 of principal and at March 31, 2016, $25,418 remains outstanding.

Long Term Convertible Debentures / Debt Discount

The Company had three separate convertible debt arrangements with independent investors that were in effect at various times during the fiscal year ended June 30, 2016, all three of which were still active as of March 31, 2017.

During the nine months ended March 31, 2017, the Company incurred the conversion of $15,000 of Convertible Debt which consisted of $5,540 principal and $9,460 accrued interest thereon relating to the forbearance agreement into 187,500,000 shares; of the Company’s Common stock.

The following table summarizes notes payable under convertible debt and debenture agreements as of:

	March 31,	June 30,
	2017	2016
Arrangement #1 - JMJ Financial, Inc	$802,060	$802,060
Arrangement #2 - St. George Investments/Fife Forbearance Obligation	792,141	756,218
Arrangement #3 - MH Investment trust II	3,333	3,333
Total notes payable	1,597,534	1,561,611
less: unamortized debt discount	-	-
Convertible Notes payable, net of discount	1,597,534	1,561,611
Convertible Notes payable-short term portion	-	-
Convertible Notes payable-long term portion	$1,597,534	$1,561,611

Included in accrued expenses is $389,164 and $319,669 of interest accrued on these notes at March 31, 2017 (unaudited) and June 30, 2016, respectively

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

As of March 31, 2017, and as of June 30, 2016, the combined arrangements with JMJ in this note would be convertible into 297,250,000 and 279,995,328 common shares at the conversion floor price of $.004; and would be required to do so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement.

The Company has not made any payments of the $37,018 installment payments commencing October 1, 2012 and the holder has continued to accrue interest on the outstanding balance. At March 31, 2017 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $802,060 and $386,940 respectively. At June 30, 2016 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $802,060 and $317,921, respectively.

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

During the nine months ended March 31, 2017 the Company repaid $9,460 of principle and $5,540 of interest under the agreement, with non-cash conversions of 187,500,000 shares of the Company’s common stock valued at $15,000. The value of the forbearance debt obligation on March 31, 2017 was $792,141, after giving effect to additional accrued interest of $35,924, resulting in total interest charged under this agreement during this quarter of $41,464.

As of March 31, 2017 this forbearance obligation, as amended, would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares, for the satisfaction of the next required monthly payment, and (ii) up to 9,901,768,500 shares of our common stock should the entire obligation be converted.

On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360, 000, without conversion rights, in connection with the default by the Company under a Convertible Debenture dated September 13, 2011. (See also “Subsequent Events”).

Arrangement #3 (MH Investment trust II)

On August 26, 2014, the Company issued to the MH Investment Trust, a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 in which the Company received $40,000 in gross proceeds on September 1, 2014. The instrument is in the principal amount of $40,000 and matured on May 1, 2015. Interest only was payable at the rate of 12% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weighted average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion, or 65 % when the trading price exceeds $.0020 for the five days before such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital. At March 31, 2017 the note balance was $3,333 and accrued interest of $2,223, at 12%, remained due under this agreement. Based upon the price of the Company’s common stock on March 31, 2017 this Note is convertible into approximately 92,600,000 shares of common stock.

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

The value of the forbearance obligation on March 31, 2017 is $792,141 (See Note 3), all of which are included in current liabilities at that date. The value of the judgment totaled approximately $1.6 million as of December 31, 2014 and bears a punitive interest rate of 16% and would become payable in full if the Company defaults under the forbearance obligation reduced by payments under the Forbearance Agreement, which through June 30, 2016 totals $250,000 or approximately, $1.35 million. Through June 30, 2016 the Company has not defaulted under the agreement. The Forbearance agreement requires the Company to place, and the Company has done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments, which through June 30, 2016, 812,500,000 shares from this reserve have been issued to satisfy the conversion provisions. During the year ended June 30, 2017 187,500,000 shares were issued from this reserve and no amounts remain under the reserve agreement with our transfer agent.

As of March 31, 2017, this forbearance obligation would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares immediately for the satisfaction of the next required monthly payment, and (ii) up to 9,901,768,500 shares of our common stock should the entire obligation be converted.

Subsequent to December 31, 2016 this Forbearance Agreement with Fife has been amended several times; the most recent providing for settlement amounts less than the aggregate of liabilities recorded in the financial statements. (See Note3)

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

The table below presents reconciliation for liabilities measured at fair value on a recurring basis at March 31, 2017 and 2016:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	March 31,	March 31,
	2017	2016
Balance, Beginning of Year	$-	235,425
Increase (Decrease) in Derivative and associated liabilities	-	(20,072)
Debt discounts	-	-
Balance, Ending	$-	215,353

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

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At March 31, 2017, the carrying value of the notes payable and accrued interest for convertible agreements and officers’ notes was approximately $2,422,085. The JMJ convertible notes, which were originally due at various times through December 31, 2012, yield an interest rate of 12%, the Fife Forbearance obligation is 9%. Refer to Note 3 of these unaudited condensed consolidated financial statements for more information about the Company’s notes payable as of March 31, 2017.

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

During the three months ended March 31, 2017 and 2016, $0 had been charged for rent and $0 has been charged for other expenses, respectively, to the Company by Microphase. As of March 31, 2017, the Company owed $32,545 to Microphase.

OTHER RELATED PARTIES

On March 31, 2017, Mr. Biderman’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers were owed unpaid finders’ fees in the amount of $184,000, which is included in due to related parties. Also Mr. Biderman loaned the Company $90,000 in the fourth quarter of the fiscal year ended June 30, 2015 and additionally, he advanced the Company $20,000 in the fiscal year ended June 30, 2016, net of repayments, together with $5,486 of accrued interest resulted in $115,486 outstanding at June 30, 2016. During the nine months ended March 31, 2017 the Company recorded $5,307 of accrued interest and $120,793 was outstanding at March 31, 2017.

During the nine months ended March 31, 2017 and 2016, Mr. Biderman’s firm charged finders’ fees of $4,000 and $17,000.

During the nine months ended March 31, 2017 and 2016, the Company recorded $14,500 and $50,000 of fees to wife of the Company’s President for product marketing services.

Transactions with Officers

At various points during past fiscal years the Messrs. Durando, Dotoli and Smiley provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of these notes are payable on demand.

During the nine months ended March 31, 2017 and 2016, $23,681 and $27,865 have been charged for interest on loans from officers.

At March 31, 2017 the officers’ loans together with accrue interest totaled $613,956. At June 30, 2016 the officers’ loans together with accrue interest totaled $597,331.

7.	SUBSEQUENT EVENTS

●	From April 1, 2017 through the date hereof, the Company issued 1,300,000,000 shares of its common stock in private placements pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder raising gross proceeds aggregate of $65,000 all of which was used for working capital and general corporate purposes.

●	On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360,000, without conversion rights, in connection with the default by the Company under a Convertible Debenture dated September 13, 2011. The Company reserved 1 billion shares of its common stock with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments required under the terms of a Forbearance Agreement with John Fife dated February 10, 2015, which through August 31, 2016, the entire 1 billion shares from this reserve have been issued to satisfy the conversion provisions through that date. No payments have been made under this agreement since August of 2016. On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360,000, without conversion rights, relating to the default by the Company under a Convertible Debenture dated September 13, 2011

●	In April of 2017, the Company received a judgment from the Federal District Court of Northern Illinois Eastern Division in its favor with prejudice dismissing a claim by River North Equity covering Convertible Securities of the Company which effectively negated the two notes River North Equity obtained from JMJ Financial. At March 31, 2017 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $1,189,000. At March 31, 2017 the amount recorded in Current Liabilities for the two notes and accrued interest thereon subject to the River North Equity claim was $1,027,376.

●

Subsequent to March 31, 2017, Messrs. Durando, Biderman, and Smiley loaned the Company approximately $50,450, $10,000, and $15,000 to provide general working capital to commence the filings necessary to bring the Company’s financial statements and required periodic each report pursuant to section 13 or 15(d) of the securities exchange act of 1934 current.

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

RESULTS OF OPERATIONS OVERVIEW

mPhase Technologies, Inc. (OTC Pink: XDSL.OB) is a development company focused on the development of innovative power cells and related products through the science of microfluidics, microelectromechanical systems (MEMS) and nano- technology. mPhase is primarily focused on commercializing its first nanotechnology-enabled product for military and commercial applications - the Smart NanoBattery providing Power On CommandTM. Our new patented and patent-pending battery technology, based on the phenomenon of electrowetting, offers a unique way to store energy and manage power that could revolutionize the battery industry. Features of the Smart NanoBattery include potentially infinite shelf life prior to initial activities, environmentally friendly design, fast ramp to power, programmable control, and direct integration with microelectronic devices.

The platform technology behind the Smart NanoBattery is a porous nanostructured material used to repel and precisely control the flow of liquids. The material has a Smart Surface that can potentially be designed as a reverse battery for heart pacemakers and other medical devices.

mPhase’s Smart NanoBattery technology has been incorporated in research and development projects supported by various groups within the U.S. Army for mission critical static random-access memory (SRAM) backup and guided munitions applications. In July 2007, mPhase received a Small Business Technology Transfer (STTR) Program Phase I grant for $100,000 from the U.S. Army and in September 2008, was awarded a prestigious $750,000 shared with Rutgers University that (netted $500,000) Phase II STTR grant to continue battery development work for the SRAM project. That program continued in 2009 for a second year. The Company has also been working with the U.S. Army as part of a Cooperative Research and Development Agreement (CRADA). mPhase has focused on development of a lithium Smart NanoBattery. Working closely with Rutgers University, mPhase introduced the first version of the lithium Smart NanoBattery designed for portable electronics and microelectronic applications.

One version of the lithium battery based on a breakable separator was developed for an emergency flashlight application.

Discontinuance of Jump Stater Products during Fiscal Year 2016

In June 2016 the Company sold a patent covering a portion of its Jump product line for $25,000, with two installments each for $12,500, recording other income in its discontinued operations of that amount in the year ended June 30, 2016 and the nine months ended March 31, 2017.

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

Other Income (Expense). Included in Other Expense are non-recurring items related to the change in the value of derivative securities and amortization as related debt discount. Such amounts will fluctuate significantly and should not be considered as recurring or in any way indicative of operating results. In addition, it has been the Company’s policy to record as an expense the cost of re-pricing securities (Reparation Cost) to raise capital

THREE MONTHS ENDED MARCH 31, 2017 VS. MARCH 31, 2016

Continuing Operations

General and Administrative Expenses. General and administrative expenses charged to continuing operations were $49,361 for the three months ended March 31, 2017 compared to $169,336 for the three months ended March 31, 2016, a decrease of $119,975. The Company reduced the salaries of the three officers of the Company in the three and nine months ended March 31, 2017 and laid off full time employees resulting in lower accrued payroll of approximately $0 to executive officers and $20,915 in cash payments for staff as compared to three months ended March 31, 2016. The Company also cut $121,953 of other administrative expenses, primarily for office space and professional fees in the current year from the prior year.

Other Income and Expense. Interest expenses charged to continuing operations were $75,391 in the three months of Q3 2016 as compared to $83,575, a decrease of $8,184 due to larger liability balances. The three months ended March 2016 included non-cash gains of $378 to continuing operations from reconciliation discrepancies and a change in derivative value. The aforementioned period also included a cash gain of 18,000 from the sale of a vehicle purchased from the Company by Mr. Dotoli, a related party.

Net loss. mPhase recorded net losses of $125,489 from continuing operations for the three months ended March 31, 2017, less $33,556 a loss from discontinued operations, resulting in a net loss of $159,045 for the current year as compared to a net gain of $229,698 in the prior relative period, which consisted of a $219,209 gain from continuing operations and a $10,489 gain loss from discontinued operations for the three month periods ended March 30, 2016.

This represents a loss per common share of ($0.00) in 2017 as compared to $(0.00) in 2016, based upon weighted average common shares outstanding of 17,848,199,400 and 16,503,289,787 during the three month periods ending March 31, 2017 and March 31, 2016 respectively.

Discontinued Operations

Revenues. Total revenues for the three months ended March 31, 2017 decreased to $0 from $96,592 in March 2016. The revenue decrease for the current period was derived solely from decreased the sales of the mPower Jump products.

Cost of sales. Cost of sales decreased $61,141 for the three months ended March 31, 2017 to $396 from $61,537 in March 2015. This decrease is directly attributable to the decreased sales of our mPower Jump products.

Research and Development. Research and development expenses were $0 for the three months ended March 31, 2017 as compared to $0 for the three months ended March 31, 2015, unchanged. Such values are attributable to the wind-down of the Company’s efforts to sell its Jump Products.

Selling and Marketing Expenses. Selling and marketing expenses were $300 for the three months ended March 31, 2017 compared to $32,287 for the three months ended March 31, 2016, a decrease of $31,987. The decrease is attributable to the reduction of the Company’s sales force and marketing efforts with respect to its line of Jump Products.

General and Administrative Expenses. General and administrative expenses charged to discontinued operations were $21,101 for the three months ended March 31, 2017 compared to $38,132 for the three months ended March 31, 2016, a decrease of $17,031. The Company reduced the salaries of the three officers of the Company in the three and nine months ended March 31, 2017 and laid off full time employees resulting in lower accrued payroll charged to discontinued operations of approximately $0 to executive officers and $2,585 in cash payments for staff as compared to three months ended March 31, 2016. The Company also cut $15,073 of other administrative expenses, primarily for office space and professional fees in the current year from the prior year.

Other Income and Expense.  Interest expenses charged to discontinued operations were $11,759 in March 2017 as compared to $10,329 due to larger liability balances. During the three months ended March 2016 a non-cash gain to discontinued operations of $56,182 was made due to a change in derivative value.

Net loss from Discontinued Operations. mPhase recorded a net loss from discontinued operations of $33,556 for the three months ended March 31, 2017 as compared to a net gain of $10,489 for the three months ended March 31, 2016. This represents a loss from discontinued operations per common share of ($0.00) in 2017 as compared to $(0.00) in 2016, based upon weighted average common shares outstanding of 17,848,199,400 and 16,503,289,787 during the three month periods ending March 31, 2017 and 2016 respectively.

NINE MONTHS ENDED MARCH 31, 2017 VS. MARCH 31, 2016

Continuing Operations

General and Administrative Expenses. General and administrative expenses charged to continuing operations were $184,308 for the nine months ended March 31, 2017 compared to $545,554 for the nine months ended March 31, 2016, a decrease of $361,246. The Company reduced the salaries of the three officers of the Company in the nine months ended March 31, 2017 and laid off full time employees resulting in lower accrued payroll of approximately $72,000 to executive officers and $70,541 in cash payments for staff as compared to nine months ended March 31, 2016. The Company also cut $310,872 of other administrative expenses, primarily for office space and professional fees in the current year from the prior year.

Other Income and Expense. Interest expenses charged to continuing operations were $226,120 in the nine months of Q3 2016 as compared to $237,756, a decrease of $11,636 due to larger liability balances. The nine months ended March 2016 included non-cash gains of $454,566 to continuing operations from reconciliation discrepancies and a change in derivative value. The aforementioned period also included a cash gain of 18,000 from the sale of a vehicle purchased from the Company by Mr. Dotoli, a related party.

Net loss. mPhase recorded a net loss of $412,639 from continuing operations for the nine months ended March 31, 2017, less a $102,097 loss from discontinued operations, resulting in a net loss of $514,736 for the current year as compared to a net loss of $894,354 in the prior relative period, which consisted of a $748,253 loss from continuing operations and a $146,101 loss from discontinued operations for the nine month periods ended March 30, 2016.

This represents a loss per common share of ($0.00) in 2017 as compared to $(0.00) in 2016, based upon weighted average common shares outstanding of 17,900,609,173 and 16,197,503,647 during the nine month periods ending March 31, 2017 and March 31, 2016 respectively.

Discontinued Operations

Revenues. Total revenues for the three and nine months ended March 31, 2017 decreased to $20,516 from $494,398 in March 2016, or $474,422. The revenue decrease for the current period was derived solely from decreased the sales of the mPower Jump products.

Cost of sales. Cost of sales decreased $318,625 for the nine months ended March 31, 2017 to $20,471 from $339,096 in March 2015. This decrease is directly attributable to the decreased sales of our mPower Jump products.

Research and Development. Research and development expenses were $38 for the nine months ended March 31, 2017 as compared to $0 for the nine months ended March 31, 2015. Such values are attributable to the wind-down of the Company’s efforts to sell its Jump Products.

Selling and Marketing Expenses. Selling and marketing expenses were $11,198 for the nine months ended March 31, 2017 compared to $126,937 for the nine months ended March 31, 2016, a decrease $115,739. This decrease is attributable to the reduction of the Company’s sales force and marketing efforts with respect to its line of Jump Products.

General and Administrative Expenses. General and administrative expenses charged to discontinued operations were $67,780 for the nine months ended March 31, 2017 compared to $147,828 for the nine months ended March 31, 2016, a decrease of $80,048. The Company reduced the salaries of the three officers of the Company in the nine months ended March 31, 2017 and laid off full time employees resulting in lower accrued payroll charged to discontinued operations of approximately $20,000 to executive officers and $8,719 in cash payments for staff as compared to nine months ended March 31, 2016. The Company also cut $38,422 of other administrative expenses, primarily for office space and professional fees in the current year from the prior year.

Other Income and Expense.  Interest expenses charged to discontinued operations were $35,626 in March 2017 as compared to $29,386 due to larger liability balances. During the current March 2017 other income from discontinued operations included $12,500 from the conditional sale of a patent. During the nine months ended March 2016 a non-cash gain to discontinued operations of $2,208 was made due to a change in derivative value.

Net loss from Discontinued Operations. mPhase recorded net losses from discontinued operations of $102,097 for the nine months ended March 31, 2017 as compared to a $146,101 net loss for the nine months ended March 31, 2016. This represents a loss from discontinued operations per common share of ($0.00) in 2017 as compared to $(0.00) in 2016, based upon weighted average common shares outstanding of 17,900,609,173 and 16,197,503,647 during the nine month periods ending March 31, 2017 and 2016 respectively.

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

MATERIAL RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

During a portion of the fiscal year ended June 30, 2016, the Company leased office space from Microphase at its Norwalk location. Rental expense charged by Microphase was $4,500 from July 1, 2015 through June 30, 2016. Microphase provided certain research and development services and shares administrative personnel from time to time. Mr. Necdet Ergul retired as the chairman of the board of mPhase in Nov 2007. Mr. Ergul and his family had owned a controlling interest and he is a director of Microphase Corporation. On February 9, 2015 Mr. Durando assigned all his interests in the Capital Stock of Microphase to the RCKJ Trust as the Grantor. The beneficial owners for economic purposes at that time were Mr. Durando’s children. Mr. Durando was a strategic employee of Microphase Corporation from January 2, 2015 through May 31, of 2017. On June 2, 2017 the RCKJ Trust, the holder of Durando’s prior interest in Microphase, and the Ergul Family Limited partnership, the holder of Ergul’s prior interest in Microphase, exchanged all (its) there shares of stock in Microphase in exchange for shares of stock in Digital Power Corporation, a publicly-held company listed on the New York Stock exchange.

During the three months ended March 31, 2017 and 2016, $0 had been charged for rent and $0 has been charged for other expenses, respectively, to the Company by Microphase. As of March 31, 2017, the Company owed $32,545 to Microphase.

OTHER RELATED PARTIES

On March 31, 2017, Mr. Biderman a director is affiliated with Palladium Capital Advisors and Eagle Strategic Advisers were owed unpaid finders’ fees in the amount of $184,000, which is included in due to related parties. Also Mr. Biderman loaned the Company $90,000 in the fourth quarter of the fiscal year ended June 30, 2015 and additionally, he advanced the Company $20,000 in the fiscal year ended June 30, 2016, net of repayments, together with $5,486 of accrued interest resulted in $115,486 outstanding at June 30, 2016. During the nine months ended March 31, 2017 the Company recorded $5,307 of accrued interest and $120,793 was outstanding at March 31, 2017.

During the nine months ended March 31, 2017 and 2016, Mr. Biderman’s firm charged finders’ fees of $4,000 and $17,000.

During the nine months ended March 31, 2017 and 2016, the Company recorded $14,500 and $50,000 of fees to Karen Durando for product marketing services.

Transactions with Officers

At various points during past fiscal years the Messrs. Durando, Dotoli and Smiley provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of these notes are payable on demand.

During the nine months ended March 31, 2017 and 2016, $23,681 and $27,865 have been charged for interest on loans from officers.

At March 31, 2017 the officers’ loans together with accrue interest totaled $613,956. At June 30, 2016 the officers’ loans together with accrue interest totaled $597,331.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative losses of ($212,196,567) and a working capital deficit of ($4,750,025) as of March 31, 2017. The auditors’ report for the fiscal year ended June 30, 2016 includes the statement that “there is substantial doubt of the Company’s ability to continue as a going concern”. As of March 31, 2017, the Company had a negative net worth of ($4,747,805) compared to a negative net worth of ($4,375,248) as of June 30, 2016 as a result of continuing net losses.

During the nine months ended March 31, 2017, the Company issued 800,000,000 shares of common stock generating gross proceeds of $40,000 net of and finder’s fees of $4,000 in private placements. During the same nine-month period the officers deferred $162,000 of salary to the Company to fund limited operating activity.

During the nine months ended March 31, 2016 the Company issued 616,666,667 shares of its common stock in connection with private placements pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended, raising gross proceeds of $170,000 and incurring finder’s fees of $17,000. The proceeds were used by the Company as working capital.

Additionally, Mr. Biderman who had loaned the Company $90,000 in the fourth quarter of the fiscal year ended June 30, 2015 advanced the Company $20,000 in the twelve months ended June 30, 2016, which together with $5,486 of accrued interest resulted in $115,486 outstanding at June 30, 2016. During the six months ended December 31, 2016 the Company recorded $3,537 of accrued interest and $119,023 was outstanding at December 31, 2016.

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

The Company is considering strategic alternatives to best monetize its remaining patent portfolio restructuring and revising its debt obligations and Capital structure. The Company and the note holder for arrangement 1, JMJ Financial, had been renegotiating the settlement of such agreement. (See, however “Subsequent Events” describing the disposition of such Notes by JMJ to River North Equity and judicial action denying enforcement of such Notes) At March 31, 2017 we had recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was approximately $1,189,000 including approximately $802,000 of principle and $386,940 accrued interest. The Company, subsequent to the River North Equity and judicial action denying enforcement of such Notes, has been negotiating a settlement of approximately $20,000 of cash payments

On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360,000, without conversion rights, in connection with the default by the Company under a Convertible Debenture dated September 13, 2011. At March 31, 2017 we had recorded $792,141 for the value of the forbearance debt obligation, which has been renegotiated down to $360,000.

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

Private Placements

During the nine months ended March 31, 2017, the Company issued 800,000,000 shares of common stock generating gross proceeds of $40,000 net of finder’s fees of $4,000 in private placements. Pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The proceeds were used by the Company as working capital.

Conversion of Debt Securities

During the nine months ended March 31, 2017, the Company authorized the conversion of $15,000 of Convertible Debt and Accrued Interest thereon relating to the forbearance agreement into 187,500,000 shares; of the Company’s Common stock.

Long Term Convertible Debentures / Debt Discount

The Company had three separate convertible debt arrangements with independent investors that were in effect at various times during the fiscal year ended June 30, 2016, all three of which were still active as of March 31, 2017.

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

As of March 31, 2017, and as of June 30, 2016, the combined arrangements with JMJ in this note would be convertible into 297,250,000 and 279,995,328 common shares at the conversion floor price of $.004; and would be required to do so if the Company does not make the scheduled payments pursuant to the June 1, 2012 amended agreement.

The Company has not made any payments of the $37,018 installment payments commencing October 1, 2012 and the holder has continued to accrue interest on the outstanding balance. At March 31, 2017 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $802,060 and $386,940 respectively. At June 30, 2016 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $802,060 and $317,921, respectively.

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

During the nine months ended March 31, 2017 the Company repaid $9,460 of principle and $5,540 of interest under the agreement, with non-cash conversions of 187,500,000 shares of the Company’s common stock valued at $15,000. The value of the forbearance debt obligation on March 31, 2017 was $792,141, after giving effect to additional accrued interest of $35,924, resulting in total interest charged under this agreement during this quarter of $41,464.

As of March 31, 2017 this forbearance obligation, as amended, would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares, for the satisfaction of the next required monthly payment, and (ii) up to 9,901,768,500 shares of our common stock should the entire obligation be converted.

On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360, 000, without conversion rights, in connection with the default by the Company under a Convertible Debenture dated September 13, 2011. (See also “Subsequent Events”).

Arrangement #3 (MH Investment trust II)

On August 26, 2014, the Company issued to the MH Investment Trust, a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 in which the Company received $40,000 in gross proceeds on September 1, 2014. The instrument is in the principal amount of $40,000 and matured on May 1, 2015. Interest only was payable at the rate of 12% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weighted average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion, or 65 % when the trading price exceeds $.0020 for the five days before such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital. At March 31, 2017 the note balance was $3,333 and accrued interest of $2,223, at 12%, remained due under this agreement. Based upon the price of the Company’s common stock on March 31, 2017 this Note is convertible into approximately 92,600,000 shares of common stock.

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

