Form 10-K/A
period 2016-06-30
MPHASE TECHNOLOGIES INC
filed 2018-06-11
CIK 825322

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

mPHASE TECHNOLOGIES, INC. (mPhase) the “Company” or the “Registrant”) hereby amend their Annual Report on Form 10-K for the year ended June 30, 2016 to expand the disclosure included in-

ITEM 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities: by correcting errors of the price of the Company’s common stock prices on page 25.

and

Item 10. Directors, Executive Officers and Corporate Governance: to amend page 33 by inserting the following as the last paragraph of the page..

This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the original Annual Report on Form 10-K, except as required to reflect the additional information included in the above-referenced Items 5 & 10 of this Form 10-K/A.

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

YEAR/QUARTER	HIGH	LOW
Fiscal year ended June 30, 2016
First Quarter	$0.0001	$0.00
Second Quarter	0.0001	0.00
Third Quarter	0.0001	0.00
Fourth Quarter	0.0001	0.00

Fiscal year ended June 30, 2015
First Quarter	$0.0021	$0.0005
Second Quarter	0.0009	0.0005
Third Quarter	0.0007	0.0004
Fourth Quarter	0.0006	0.0003

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

1

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

2

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

3

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: June 11, 2018	By:	/s/ Ronald A. Durando
Ronald A. Durando President, CEO

Dated: June 11, 2018	By:	/s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President Chief Financial Officer and General Counsel

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ronald A. Durando
Ronald A. Durando, Chief Executive Officer, Director	June 11, 2018

/s/ Gustave T. Dotoli
Gustave T. Dotoli, Chief Operating Officer, Director	June 11, 2018

/s/ Martin S. Smiley
Martin S. Smiley, Executive Vice President, Chief Financial Officer and General Counsel	June 11, 2018

/s/Abraham Biderman
Abraham Biderman, Director	June 11, 2018

/s/ Victor Lawrence
Victor Lawrence, Director	June 11, 2018

4

EXHIBITS
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

5