Form 10-K
period 2017-06-30
MPHASE TECHNOLOGIES INC
filed 2018-06-18
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE YEAR ENDED JUNE 30, 2017

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

Yes ☐     No ☒

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $ 1,418,689 based upon the closing sale price as of that date. As of June 30, 2017, there were 17,764,713,048 shares of common stock, $.001 par value, outstanding.

As of June 11, 2018, there were 16,460,514,523 shares of common stock, $.001 par value, outstanding.

Documents Incorporated by Reference

None.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2017

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

ITEM 1. BUSINESS

General Description of the Business

mPhase Technologies, Inc. (“mPhase” or the “Company”) is a publicly-held New Jersey corporation. The Company has approximately 23,000 shareholders and approximately 17,772,643,845 shares of common stock outstanding as of June 30, 2017. The Company was founded in 1996 and its common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. The Company had offices in Clifton, New Jersey as well as Norwalk, Connecticut during fiscal year ended June 30, 2016. Beginning in July of 2017 the Company moved its office to Staten Island, New York.

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

mPhase is a company specializing in the research, development and fabrication of “smart surfaces” using materials science engineering, and enabled by breakthroughs in nanotechnology science and the principles of microfluidics and micro-electromechanical systems (MEMS). The Company is developing products for both commercial and military applications. To date the Company has concentrated its efforts in Smart Surface Technology on research and development of its Smart Nanobattery.

As of June 30, 2017 the Company has a patent portfolio of 16 patents (licensed, solely and jointly owned), including patent applications pending or subject to reinstatement, in the United States. The patents cover our battery products and our Smart Surfaces Technology –an innovative platform to control the flow of fluids by manipulating the ways liquids behave when in contact with a solid or porous surface.

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

In a separate effort, mPhase introduced, through mPower Technologies, Inc., a wholly-owned subsidiary, a product line of four emergency portable jumpstarters for the automotive/marine industries. The following products of mPower Technologies, Inc. generated totals of $20,516 and $523,116 in revenue for the Company in the 12-month periods ending June 30, 2017 & 2016.

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

In March of 2008, mPhase announced that it had been invited to submit a proposal for a Phase II STTR grant based upon the successful work it had performed on the Phase I grant to develop a version of the Smart NanoBattery referred to as the multi-cell, micro-array reserve battery for a critical memory backup application. The Phase II grant in the gross amount of $750,000 (shared with Rutgers University which netted $500,000 to mPhase) was granted to the Company in the middle of September of 2008. In March of 2008, the Company also announced the successful transfer to a commercial foundry of certain processes critical to the manufacturing of its Smart NanoBattery. This enabled fabrication of the porous membranes for the multi-cell, micro-array reserve battery mentioned above. The Company successfully manufactured nanostructured membranes at the foundry that are essential to commercial production of the battery. By achieving a series of delayed activations, the shelf-life and continuous run-time of such battery can be increased to a period of time in excess of twenty years. In April of 2008, the Company announced that it had successfully activated it first Smart NanoBattery prototype by electrowetting using a hard-wired configuration and a remotely-activated device. Remote activation plays a key role in providing power to wireless sensors systems and radio frequency identification tags.

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

During the fiscal year ended June 30, 2016 the Company received $12,500 for the sale of a patent and $18,000 from the sale of a vehicle to Mr. Dotoli and Debt cancellation of $18,000.

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

Discontinuance of Jump Stater Products during Fiscal Year 2016

As noted above, in April of 2016 the Company began discontinuing its operations in its wholly-owned subsidiary mPower Technologies, Inc. which was focused primarily on its line of jump starters for automotive and marine batteries in addition to its line of home generating battery products and its electric illuminator product developed with Porsche Design Studio. The Company is selling off its remaining inventory of such products in order to raise additional funds for working capital purposes and its presently very limited operations. (See Commencing in April of 2016, the Company began discontinuing its line of Jump Starter products owing to increased competition and declining margins. The Company continues the wind-down of its remaining inventory of such products estimated to have a value of $3,477 as of June 30, 2017 (See Note 3 caption- “discontinued operations”).

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

mPhase is challenging this convention by using their proprietary superhydrophobic porous silicon membrane technology as the basis to build the Smart NanoBattery, a reserve battery providing Power On Command™ prior to initial activation.

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

By incorporating the phenomenon of electrowetting on nanostructured surfaces into a revolutionary way of storing energy, the Smart NanoBattery provides power to portable electronic and microelectronic devices exactly when and where it is needed. As a reserve batteru it is an augmentation to conventional primary batteries. The nanobattery converts stored chemical energy into usable electrical energy, but in a way that is potentially more reliable, more versatile, more environmentally friendly, and less expensive than conventional primary batteries.

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

mPhase has demonstrated that the battery works in lab tests as well as in a significant field test conducted for the U.S. Army as part of a guided munitions project. The relationship with the Army also included an $850,000 funded project to develop a battery for a mission critical computer memory backup application. The target was a small footprint, 3-volt lithium battery with a minimum shelf life of 20 years and uninterruptible power output during this time period. To the best of the Company’s knowledge, no other battery technology available today can deliver the long-term performance requirements specified by the U.S. Army for this application.

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

Strategic Alliances

The Company continues togerther with Picatinny Arsenal, to jointly seek federal funding under SBIR grants to develop additional new products for military small munitions applications. The Company has a strong historic cooperative relationship for product development and testing. The Company continues to seek opportunities with various potential academic partners to obtain further STTR grants for new product research and development.

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

In April of 2016, the Company closed its offices and inventory control center located in Norwalk, Connecticut in order to preserve capital and commenced the wind down of its Jump Starter product line sold through mPower Technologies, Inc. At such time the Company terminated all employees other than the three officers and one accounting consultant.

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

On December 28, 2017 the Company entered into a non-binding letter of intent with Scepter Commodities, LLC for the proposed acquisition by Scepter of 80% of the fully-diluted shares of the Company on a reverse split basis. The Company and Scepter amended the letter of intent several times (See “Subsequent Events”) extending the time period for the Company to become current in its SEC filings.

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

Competitive Business Conditions

Battery Segment

The Company believes that the design and functionality of the mPhase lithium Smart NanoBattery make it unique to the portable electronics battery market segment. To the best of our knowledge, there is no existing product that directly competes with the Smart NanoBattery in terms of its combination of small size and reserve design. As a reserve battery, the Smart NanoBattery remains dormant until it is activated on command. It does not self-discharge or die prior to its first activation, thereby offering extremely long shelf life prior to use as either a primary or backup battery in a device. Shelf life is projected to be in excess of twenty years.

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

Outsourcing

Research and Development

The Company practices an outsourcing model whereby it contracts with third party vendors to perform research and development rather than performing the bulk of these functions internally. For current development of its SmartNano battery, the Company has outsourced the majority of the work. From February of 2004 through March of 2007, the Company engaged Lucent/Bell Labs (now Nokia) to develop, using the science of nanotechnology, micro power cell arrays creating a structure for zinc batteries that separated the chemicals or electrolytes prior to initial activation. This was done by suspending on nano grass or small spoke-like pieces of silicon a liquid electrolyte taking advantage of a superhydrophobic effect that occurs as a result of the ability to manipulate materials of a very small size or less than 1/50,000 the size of a human hair. The Company has, as a result of outsourcing, been able to have access to facilities, equipment and research capabilities that the Company would not be able to develop on its own given the financial resources and time that would be required to build or acquire such research capabilities. The Company has also been able to achieve key strategic alliances with the U.S. Army to successfully test, under military combat conditions, its SmartBattery design, leading to further validation of its path to product development under a Cooperative Research and Development Agreement (CRADA). In addition, the Company has formed a relationship with Energy Storage Research Group, a center of excellence at Rutgers University, in New Jersey, that has enabled the Company to expand its battery development from a zinc to a lithium battery capable of delivering significantly more power. During fiscal years 2009 and 2010, the Company outsourced considerable foundry work for final development of the Smart NanoBattery to Silex, a Swedish company.

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

We have derived very limited revenues from a Phase I Army Grant of approximately $100,000 and a Phase II Army Grant of approximately $750,000 with respect to our Smart NanoBattery product from inception of development in February 2004 through June 30, 2017.

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

We had outstanding, as of June 30, 2017, aggregate principal amount of $1,615,266, plus accrued interest of $413,271, of convertible debt, that could be converted into approximately shares of common stock immediately, and up to 4 shares of common stock if the forbearance agreement discussed below is settled in shares of common stock.  Sales of a substantial number of shares of our Common Stock in the public market could adversely affect the market price for our Common Stock and make it more difficult for you to sell shares of our Common Stock at times and prices that you feel are appropriate.

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

The market price of our common stock closed at $7.88 on July 26, 2000 and at $.0001 as of June 30, 2017. During such period the number of shares outstanding of the Company increased from approximately 30 million shares to approximately 18 billion shares. This increase was the result of periodic private placements and other financing arrangements involving convertible debt issued by the Company in order to finance company operations. Stocks in microcap companies having stock values below $1.00 per share have been very volatile during such period. Our common stock is a highly speculative investment and is suitable only for such investors with financial resources that enable them to sustain the loss of their entire investment in such stock. Because the price of our common stock is less than $5.00 per share and is not traded on the NASDAQ National or NASDAQ Small Cap exchanges, it is considered to be a “penny stock,” limiting the type of customers that broker/dealers can sell to. Such customers consist only of “established customers” and “Accredited Investors” (within the meaning of Rule 501 of Regulation D of the Securities Act of 1933, as amended), generally individuals and entities of substantial net worth, thereby limiting the liquidity of our common stock.

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

We have had net losses of approximately $211,992,596 since our inception in 1996 and cannot be certain when or if we will ever be profitable. We expect to continue to have net losses for the foreseeable future. We need to raise not less than $1 million in additional cash in the next 12 months through further equity private placements to continue operations. As of June 30, 2017, we have working capital deficit of approximately $(4,510,426) and a stockholders’ deficit of $(4,508,941).

Our independent auditor’s report expresses doubt about our ability to continue as a going concern.

The reports of the Company’s outside auditors Assurance Dimensions, and its prior auditors D’Arelli Pruzansky, P.A., Demetrius Berkower, LLC., Rosenberg, Rich, Baker, Berman & Company, and Arthur Andersen & Co., with respect to its latest audited reports on Form10-K for each of the fiscal years commencing in the fiscal year ended June 30, 2001 through the fiscal year ended June 30, 2017, stated that “there is substantial doubt of the Company’s ability to continue as a going concern.” Such opinion from our outside auditors makes it significantly more difficult and expensive for the Company to raise additional capital necessary to continue our operations.

Our common stock is subject to significant dilution upon issuance of shares we have reserved for future issuance.

As of June 30, 2017, outstanding convertible debt plus accrued interest is equal to $2,468,610 which could have the right to convert into additional shares of our common stock at discounts of up to 20% of mPhase’s then current stock price computed on a formula basis that may adversely affect the future price of our common stock that may result in future conversion shares of our Common Stock based upon our stock price at June 30, 2017.

RISK FACTORS RELATED TO OUR OPERATIONS

We have not to date had completed final military or commercial development of our flagship product, the Smart NanoBattery.

We have derived no material revenues from our Smart NanoBattery from inception of development in February 2004 through June 30, 2017.

The loss of key personnel could adversely affect our business

Management and employment contracts with all of our officers have expired and no assurances can be given that such executives will remain with the Company or that the Company will be able to successfully enter into agreements with such key executives. All of our officers have made significant investments in the Company in the form of equity periodic purchases of common stock and bridge loans and been granted stock and stock options that are intended to represent a key component of their compensation. Such grants may not provide the intended incentives to such officers if our stock price declines or experiences significant volatility. In addition our three corporate officers accumulated past accrued and unpaid salaries in the aggregate amount of approximately $538,777 certain notes and accrued interest were settled for stock and an amended conversion feature (see Note 9) during the FYE June 30, 2017 and have continued to have accrued and unpaid portions of their respective salaries during the fiscal year ended June 30, 2017.

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

The property located in Norwalk Connecticut has limited security and was abandoned in February 2016. We have recorded $22,000 of arrearage with respect to the unpaid rental obligations as a result of such abandonment.

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

In April of 2017, the Company received a judgment from the Federal District Court of Northern Illinois Eastern Division in its favor with prejudice dismissing a claim by River North Equity covering Convertible Securities of the Company which effectively negated the two notes River North Equity obtained from JMJ Financial. At June 30, 2017 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $1,212,940. At June, 30 2017 the amount recorded in Current Liabilities for the two notes and accrued interest thereon subject to the River North Equity claim was $1,046,416.

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
Fiscal year ended June 30, 2017
First Quarter	$0.0001	$0.00
Second Quarter	0.0001	0.00
Third Quarter	0.0001	0.00
Fourth Quarter	0.0001	0.00

Fiscal year ended June 30, 2016
First Quarter	$0.0001	$0.00
Second Quarter	0.0001	0.00
Third Quarter	0.0001	0.00
Fourth Quarter	0.0001	0.00

(B) HOLDERS

Common Stock

As of June 30, 2017, mPhase had approximately 17,764,713,048 shares of common stock outstanding and approximately 23,000 stockholders of record. The Company originally reserved 1,000,000,000 shares for obligations to John Fife of which 812,500,000 and187,500,000 shares of common stock were converted in Fiscal Year June 30, 2016 and 2017 respectively resulting in no shares remaining in the forbearance reserve maintained by the transfer agent for issuance upon the conversion of convertible securities of which may be required to be issued under the forbearance obligation with John Fife. At June 30, 2017 this obligation was convertible into approximately 10,123,399,750 shares of the Company’s Common stock, and presently has been renegotiated whereby no additional shares would be available for conversion upon completion of approximately $300,000 in cash payments. Finally, subject to availability, the Company has reserved 1,645,777,500 shares for conversion of officer notes. Such notes may only be converted if the Board of Directors determines that such shares are not needed for general corporate financing or other purposes.

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

Discontinuance of Jump Stater Products during Fiscal Year 2016

Commencing in April of 2016, the Company began discontinuing its line of Jump Starter products owing to increased competition and declining margins. The Company continues the wind-down of its remaining inventory of such products estimated to have a value of $3,477 as of June 30, 2017 (See Note 3 under the caption “Discontinued Operations”).

YEAR ENDED JUNE 30, 2017 VS. JUNE 30, 2016

Continuing Operations

General and Administrative Expenses. General and administrative expenses charged to continuing operations were $228,386 for the year ended June 30, 2017 compared to $677,218 for the year ended June 30, 2016, a decrease of $448,832. The Company reduced the salaries of the three officers of the Company in fiscal year ended June 30, 2017 and laid off full time employees resulting in lower accrued payroll of approximately $98,000 to executive officers and $68,000 in cash payments for staff as compared to fiscal year ended June 30, 2016. The Company also cut approximately $280,000 of other administrative expenses, primarily for office space and professional fees in the current year from the prior year.

Other Income and Expense. Interest expense charged to continuing operations was $302,905 in FYE 2016 as compared to $302,386, an increase of $519 due to larger liability balances. During the FYE 2017 other income from continuing operations included $153,320 of debt extinguishments. During the FYE 2016 other income from continuing operations included $17,350 from debt extinguishments and $18,000 from vehicle sale. The FYE 2017 did not include a non-cash gain resulting from the change in derivative value attributed to continuing operations, compared to FYE 2016 which did include a non-cash gain of $31,726 from the aforementioned change.

Continuing Operations – (continued)

Net loss. mPhase recorded a net loss of $381,920 from continuing operations for the year June 30, 2017, less a $71,155 gain from discontinued operations, resulting in a net loss of $310,765 for the current year as compared to a net loss of $947,060 in the prior year, which consisted of a $915,611 loss from continuing operations and a $231,227 loss from discontinued operations, reduced by $199,778 for the Cumulative Effect of the Change in Accounting Estimate relating to our derivative liability for the year ended June 30, 2016.

This represents a loss per common share of ($0.00) in 2017 as compared to $(0.00) in 2016, based upon weighted average common shares outstanding of 17,904,555,752 and 16,541,510,237 during the years ending June 30, 2017 and June 30, 2016 respectively.

Discontinued Operations

Revenues. Total revenues for the year ended June 30, 2017 decreased to $20,516 from $523,116 in Fiscal 2016, or $502,600. The revenue decrease for the current fiscal year was derived solely from decreased the sales of the mPower Jump products.

Cost of sales. Cost of sales decreased $368,770 for the year ended June 30, 2017 to $20,471 from $389,241 in Fiscal 2016. This decrease is directly attributable to the decreased sales of our mPower Jump products.

Research and Development. Research and development expenses were $38 for the year ended June 30, 2017 as compared to $802 for the year ended June 30, 2016, a decrease of $764. Such decrease is attributable to the wind-down of the Company’s efforts to sell its Jump Products.

Selling and Marketing Expenses. Selling and marketing expenses were $11,154 for the year ended June 30, 2017 compared to $139,672 for the year ended June 30, 2016, a decrease of $128,518. The decrease is attributable to the reduction of the Company’s sales force and marketing efforts with respect to its line of Jump Products.

General and Administrative Expenses. General and administrative expenses charged to discontinued operations were $78,228 for the year ended June 30, 2017 compared to $179,101 for the year ended June 30, 2016 a decrease of $100,873. The Company reduced the salaries of the three officers of the Company in fiscal year ended June 30, 2017 and laid off full time employees resulting in lower accrued payroll charged to discontinued operations of approximately $30,000 to executive officers and $8,479 in cash payments for staff as compared to fiscal year ended June 30, 2016. The Company also cut approximately $37,000 of other administrative expenses, primarily for office space and professional fees in the current year from the prior year.

Other Income and Expense.  Interest expense charged to discontinued operations was $47,635 in FYE 2017 as compared to $64,248, a decrease of $16,613 due to larger liability balances in FYE 2016 for an Inventory Loan. During the current FYE 2017 other income from discontinued operations included $12,500 from the conditional sale of a patent and $195,664 of settlement income. During the FYE 2016, other income from discontinued operations included $12,500 from the conditional sale of a patent and $2,300 of debt extinguishments. The FYE 2016 included a non-cash gain resulting from the change in derivative value attributed to discontinued operations of $3,921.

Net loss from Discontinued Operations. mPhase recorded a net gain from discontinued operations of $71,155 for the year ended June 30, 2017 as compared to $231,227 for the year ended June 30, 2016.

This represents a loss from discontinued operations per common share of ($0.00) in 2016 as compared to $(0.00) in 2015, based upon weighted average common shares outstanding of 17,904,555,752 and 16,541,510,237 during the years ending June 30, 2017 and 2016 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative losses of ($211,992,596) and a working capital deficit of ($4,510,426 ) as of June 30, 2017. The auditors’ report for the fiscal year ended June 30, 2017 includes the statement that “there is substantial doubt of the Company’s ability to continue as a going concern”. As of June 30, 2017, the Company had a negative net worth of ($4,508,943) compared to a negative net worth of ($4,375,248) as of June 30, 2016 as a result of continuing net losses.

During the twelve months ended June 30, 2017, the Company issued 900,000,000 shares of its common stock in connection with private placements, pursuant to Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended, raising net proceeds of $40,500 and incurred finder’s fees in the amount of $4,500. The proceeds were used by the Company as working capital.

During the twelve months ended June 30, 2016, the Company issued 1,116,666,667 shares of its common stock in connection with private placements, pursuant to Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended, raising net proceeds of $180,000 and incurred finder’s fees in the amount of $20,000. The proceeds were used by the Company as working capital.

Also, during the twelve months ended June 30, 2016, an unaffiliated shareholder advanced the Company $35,000, which was converted into 175,000.000 shares of the Company’s common stock. During the fourth quarter of fiscal year ended June 30, 2017 this unaffiliated shareholder advanced the Company $1,000. Additionally, the Director who had loaned the Company $90,000 in the fourth quarter of the fiscal year ended June 30, 2015 advanced the Company $20,000 in the twelve months ended June 30, 20176, net of repayments. The Director has not demanded repayment, and together with $7,123 & 5,486 of accrued interest for the fiscal years ended June 30, 2017 & 2016 results in a balance of $122,609 outstanding as of June 30, 2017

While the Company believes that private placements of its common stock to be issued from time to time will fund short term capital needs it will soon need to increase its authorized shares of common stock.

The Company does not expect to derive any material revenue from its nanotechnology product development until after a deployment and custom tailoring of its Smart Nanobattery in the foreseeable future owing to its current financial condition which does not allow further work to complete the product.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $56,000 and $211,000 during the year ended June 30, 2017 and 2016, respectively and has a working capital deficit of approximately $4.5 million at June 30, 2017.

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

Capital Raising Transactions

During the fiscal years ended June 30, 2017 & 2016, the Company received $40,500 and $180,000 of net proceeds from the issuance of 900,000,000 and 1,116,666,667 shares of common stock in private placements with accredited investors, incurring finder’s fees of $40,500 and $20,000, respectively.

Conversion of debt securities

During the fiscal year ended June 30, 2017 & 2016 the Company incurred the conversion of $15,000 and $80,000 of Convertible Debt and Accrued Interest thereon relating to the forbearance agreement into 187,500,000 and 812,500,000 shares of the Company’s Common stock, respectively, and in fiscal 2016 an unaffiliated shareholder advanced the Company $35,000, which was converted into 175,000.000 shares of the Company’s common stock during fiscal 2016.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

There was a change in our internal control over financial reporting during the Year Ended June 30, 2017, which included the laying off the Company’s accounting manager, which the Company remediated by the increased involvement of an external contract controller. The result of the changes in our internal control over financial reporting and the Company’s remediation steps to address the change, the Company believes it has made the necessary adjustments so that there were no changes in our internal control over financial reporting during the Year Ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

The Company has obtained, on a fee basis, an outside consultant to act as an accounting manager to assist the Company with the accounting of convertible debentures and derivatives and the consultant was utilized during all four quarters of each of the fiscal years ended June 30, 2017 & 2016. However, mPhase Technologies is a small company with a total staff of approximately 3 full-time employees, at reduced salary, and one accounting & one bookkeeping consultant. This size limits, and may continue to limit, the Company’s ability to provide for adequate backup of financial personnel. Accordingly, efforts individually and in the aggregate may be insufficient to fully eliminate the condition that could adversely affect the organization’s ability to record, summarize and report financial data consistent with the assertions of management in the financial statements.

There were no changes in our internal control over financial reporting during the fiscal year ended June 30, 2017 that have materially affected, other than the increased inventory control procedures we instituted as discussed above, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive officers are selected by the Board of Directors. No family relationships exist between any of the executive officers or directors. The following table sets forth certain information with respect to each person who is an executive officer or director. mPhase’s executive officers and directors as of June 30, 2017 are as follows:

NAME	AGE	POSITION(S)
Ronald A. Durando	60	Chief Executive Officer and Director
Gustave T. Dotoli (2)	82	Chief Operating Officer and Director
Martin Smiley	69	Chief Financial Officer

OUTSIDE DIRECTORS

Abraham Biderman (1)(2)	69	Director
Dr. Victor Lawrence	68	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

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

MARTIN SMILEY was elected on June 28, 2006 to the Board of Directors. He joined mPhase as Executive Vice President, Chief Financial Officer and General Counsel in August 2000. Mr. Smiley has over twenty years of experience as a corporate finance and securities attorney and as an investment banker. Prior to joining the company, Mr. Smiley served as a Principal at Morrison & Kibbey, Ltd., a mergers and acquisitions and investment banking firm, from 1998 to 2000, and as a Managing Director for CIBC Oppenheimer Securities from 1994 to 1998. He served as a Vice President of Investment Banking at Chase Manhattan Bank from 1989 to 1994, and as a Vice President and Associate General Counsel for Chrysler Capital Corporation from 1984 to 1989. Mr. Smiley graduated with a B.A. in Mathematics from the University of Pennsylvania and earned his law degree from the University of Virginia, School of Law.

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

At each annual meeting of stockholders, the newly elected directors’ terms begin on the date of election and qualification and continue through the next annual meeting following election. Terms may differ in the event a director resigns or is removed from office, or continues until a successor director is elected and qualified.

On October 19, 2007, the Company announced that in connection with the settlement and dismissal of a civil law suit originally filed on November 16, 2005 by the Securities and Exchange Commission in the Federal District Court in the District of Connecticut, the SEC issued a Cease and Desist Order and certain remedial sanctions against two officers of mPhase Technologies, Inc. (the “Company”). The civil suit was filed against Packetport.com, Inc. a Nevada corporation, Microphase Corporation, a Connecticut corporation that provides administrative services to the Company and shares common management with the Company, and others. The two officers of the Company were Mr. Ronald A. Durando, President and Chief Executive Officer and Mr. Gustave T. Dotoli, the Chief Operating Officer. The civil suit by the SEC named as respondents Mr. Durando, Mr. Dotoli and others in connection with their activities as officers and directors of Packetport.com. The cease and desist order from the SEC found that (1) all parties had violated Section 5 of the Securities Act of 1933, as making unregistered offers or sales of Packetport.com common stock, (2) Mr. Durando and Mr. Dotoli had violated Section 16(a) of the Securities Exchange Act of 1934, as amended, and Rule 16(a) thereunder by failing to timely disclose the acquisition of their holdings on Form 3’s, and (3) Mr. Durando had violated Section 13(d) of the Securities Exchange Act of 1934, as amended, for failing to disclose the acquisition of more than five percent of the stock of Packetport.com. Under the order Mr. Durando was required to disgorge $150,000 and Mr. Dotoli was required to disgorge $100,000. The Company was not named as a party to the civil suit. More information regarding the detailed terms of the settlement can be found in SEC release No 8858 dated October 18, 2007 promulgated under the Securities Act of 1933 and SEC Release No. 56672 dated October 18, 2007 promulgated pursuant to the Securities Exchange Act of 1934. Mr. Durando and Mr. Dotoli have continued to serve as officers and directors of the Company. Mr Durando and Mr. Dotoli together with Microphase corporation and others, without admitting or denying the findings of the SEC, except as to jurisdiction and subject matter, have consented to the entry of the Order Instituting Cease and Desist Proceedings, Making Findings and Imposing a Cease and Desist Order and Remedial Sanctions pursuant to Section 8A of the Securities Exchange Act of 1933 and Section 21C of the Securities Exchange Act of 1934.

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

ITEM 11. EXECUTIVE COMPENSATION

NAME&							NON-
PRINCIPAL					STOCK	OPTION	EQUITY	PENSION
POSITION	YEAR	SALARY		BONUS	AWARDS	AWARDS	INCENTIVE	VALUE	OTHER		TOTAL
Ronald Durando	2017	$100,00	(2)	$-	$-	$-	$-	$-	$22,242	(1)	$122,242
Chief Executive Officer	2016	$160,000	(2)	$-	$-	$-	$-	$-	$21,282	(1)	181,282

Gustave Dotoli	2017	$40,000		$-	$-	$-	$-	$-	$8,020	(1)	$48,020
Chief Operating Officer	2016	$74,000		$-	$-	$-	$-	$-	$8,713	(1)	$82,713

Martin Smiley	2017	$40,000		$-	$-	$-	$-	$-	$7,026	(1)	$47,026
CFO and General Counsel	2016	$74,000		$-	$-	$-	$-	$-	$6,753	(1)	$80,753

FOOTNOTES

(1)	Interest on loans to the Company.

(2)	Does not include $14,500 & $59,500 of fees charged by Karen Durando, the wife of the Company’s president, for product marketing services during the fiscal years ended June 30, 2017 & 2016.

OUTSTANDING EQUITY AWARDS at FISCAL YEAR END JUNE 30, 2017

	Number of Securities underlying Unexercised Options (Exercisable)	Number of Securities underlying Unexercised Options (Unexercisable)	Equity Incentive Plan awards Number of Securities	Option Exercise Price		Option Expiration Date	Number of shares of stock that has not been vested	Market Value of Shares not vested	Equity Incentive
Ronald Durando	-	-	-		$-		-	-	-
President CEO				$

Gustave Dotoli	-	-	-		$-		-	-	-
COO				$

Martin Smiley	-	-	-		$-		-	-	-
Executive VP				$
CFO Chief Legal Counsel				$

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

AUDIT COMMITTEE

No members of the Audit Committee received compensation for their services on the Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 30, 2017 certain information regarding the beneficial ownership of our shares:

1.	by each person who is known by us to be beneficial owner of more than five percent (5%) of our outstanding common stock;

2.	each of our directors;

3.	by each executive officer named in the summary Compensation Table; and

4.	by all of our directors and executive officers as a group.

June 30, 2017
		Warrants/
AFFILIATES (1 & 2)	Shares	conversion rights	Options	TOTAL	%

Victor Lawrence	10,100,000	-	-	10,100,000	0.06%
Anthony Guerino	-	-	-	-	0.00%
Abraham Biderman	45,226,890	306,521,850	-	351,748,740	2.10%
Gustave Dotoli (3)	10,500,004	345,955,700	-	356,455,704	2.12%
Ron Durando (3)(4)	774,819,609	987,677,700	-	1,762,497,309	10.10%
Ned Ergul	24,213,343	-	-	24,213,343	0.15%
Martin Smiley (3)	8,760,629	295,113,950	-	303,874,579	1.81%

Total Affiliates	873,620,475	1,935,269,200	-	2,808,889,675	16.34%

(1)	Unless otherwise indicated, the address of each beneficial owner is 688 New Dorp Lane,Staten Island, New York, New York 10306.

(2)	Unless otherwise indicated, mPhase believes that all persons named in the table have sole voting and investment power with respect to all shares of the Company beneficial owned by them. The percentage for each beneficially owner listed above is based on 16,460,514,523 shares outstanding on June 5, 2018, and, with respect to each person holding options or warrants to purchase shares that are exercisable within 60 days after June 5, 2018 the number of options and warrants are deemed to be outstanding and beneficially owned by the person for the purpose of computing such person’s percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes as warrants 987,667,700 shares, 345,955,700 shares and 295,113,950 shares issuable for loans plus accrued interest based upon loan balances at June 30, 2017, if converted for Messrs. Durando, Dotoli and Smiley respectively. Such conversions are subject to availability of authorized shares. On April 27, 2009, and amended as of August 25, 2011; the board of directors consolidated all amounts outstanding for all obligations to the officers, including unpaid compensation, and authorized the issuance of new notes with a term of five years, an interest rate of 12% and a conversion feature at a price of $.0040 on amounts outstanding plus accrued interest thereon. During the fiscal years ended June 30, 2009, June 30, 2010 and in the three months ended September 30, 2011, the Company recorded $914,060, $82,609 and $2,360, respectively, of beneficial interest expense with respect to the conversion feature. During the fiscal year ended June 30, 2014, the officers were authorized by the board of directors’ to enter into agreements to convert certain officer notes, previously convertible at $.004 from 2009 through April 2014, based upon the then concurrent terms of private placements with accredited investors; at $.0004, representing the now current terms of private placements with accredited investors. During the fiscal year ended June 30, 2014 the Company recorded $1,342,274 of beneficial conversion feature interest expense with respect to the conversion feature. During the years ended June 30, 2015, 2016 & 2017 the Company recorded beneficial conversion feature interest expense of $121,570 with respect to the conversion feature. Also includes as warrants 306,521,850 shares issuable for loans plus accrued interest based upon the loan balance to Mr. Abe Biderman, at June 30, 2017.

(4)	Includes 555,671,992 shares owned by Karen Durando, his wife.

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

During fiscal year ended June 30, 2017 the three officers of the Company received a total of $0 cash payments toward their respective aggregate unpaid salaries of $180,000 which was accrued as unpaid compensation increasing the amount owed to such officers. Such action was necessary for the Company to conserve financial resources to continue minimal operations.

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

During the years ended June 30, 2017 and 2016, a firm owned by Mr. Biderman charged finders’ fees of $4,500 and $20,000 in connection with raising $40,500 and $180,000 in private placements for the Company which funds were used for working capital purposes.

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

During fiscal year ended June 30, 2017, officers of the Company did not convert any of the officer notes into common stock. The Company amortized $121,570 of the approximately $334,318 previously deferred charge to beneficial conversion feature interest expense for the year ended June 30, 2017. At June 30, 2017 $212,748 of deferred charges for beneficial conversion feature interest expense remain as a reduction of additional paid in capital which will be amortized on a straight-line basis over the life of the warrant or sooner if and when converted.

The Company recorded $37,288 and $36,748 interest expense on these notes for the years ended June 30, 2017 and 2016, respectively.

At June 30, 2017 these notes and accrued interest at the rate of 6% totaled $658,331. On June 30, 2017, these Notes are convertible into approximately 1,645,777,500 shares of common stock, if available.

Transactions with Microphase Corporation

mPhase’s President was also an employee of Microphase until January 22, 2015. On May 1, 1997, the Company entered into an agreement with Microphase whereby it would use office space as well as the administrative services of Microphase, including the use of accounting personnel. The Company is obligated to pay a 3% royalty to Microphase on revenues from its proprietary Traverser Digital Video and Data Delivery System and DSL component products. In April of 2016 mPhase ceased to be a tenant of Microphase establishing its own independent office in Norwalk, Connecticut.

During the years ended June 30, 2017 and 2016, Microphase Corporation charged the Company $0 and $4,500 for rent. Mr. Ergul, retired as the chairman of the board of mPhase in Nov 2007. Mr. Ergul and his family had owned a controlling interest and he is a director of Microphase Corporation. On February 9, 2015 Mr. Durando assigned all his interests in the Capital Stock of Microphase to the RCKJ Trust as the Grantor. The beneficial owners for economic purposes at that time were Mr. Durando’s children. Mr. Durando was a strategic employee of Microphase Corporation from January 2, 2015 through May 31, of 2017. On June 2, 2017 the RCKJ Trust, the holder of Durando’s prior interest in Microphase, and the Ergul Family Limited partnership, the holder of Ergul’s prior interest in Microphase, exchanged all (its) there shares of stock in Microphase in exchange for shares of stock in Digital Power Corporation, a publicly-held company then listed on the New York Stock exchange.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The audit fees billed to us by Assurance Dimensions firm for the Fiscal Year June 30, 2017 were $40,000.

The audit fees billed to us by D’Arelli Pruzansky, PA and Assurance Dimensions firm for the Fiscal Year June 30, 2016 were $30,000.

The audit fees billed to us by Demetrius Berkower LLC. firm for the Fiscal Year June 30, 2016 were $9,000.

Audit Related Services

There were no fees for audit related services billed for the fiscal year ended June 30, 2017 and 2016.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of mPhase Technologies, Inc.

We have audited the accompanying consolidated balance sheet of mPhase Technologies, Inc. (the “Company”) as of June 30, 2017 and 2016 and the related consolidated statement of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended June 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at June 30, 2017 and 2016 and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had an accumulated deficit of $211,992,596 and $211,681,831 and a working capital deficit of $4,510,426 and $4,368,879, for the years ended June 30, 2017 and 2016, respectively. The Company also incurred net losses of $310,765 and $947,060 and used net cash in operating activities of $55,831 and $210,946 during the years ended June 30, 2017 and 2016, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

ASSURANCE DIMENSIONS

Certified Public Accountants

Coconut Creek,

June 18, 2018

mPHASE TECHNOLOGIES, INC.

Consolidated Balance Sheets

	June 30, 2017	June 30, 2016
ASSETS
CURRENT ASSETS
Cash	$4,163	$4,717
Assets of discontinued operations	4,527	25,171
TOTAL CURRENT ASSETS	8,690	29,888

Property and equipment, net	683	3,631
Other assets	800	-

TOTAL ASSETS	$10,173	$33,519

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$442,746	$565,713
Accrued expenses	894,930	658,434
Due to related parties	217,045	212,545
Notes payable, Officers’	658,311	597,331
Notes payable, Director & Investor	123,609	115,486
Current Portion, long term convertible debentures	1,615,266	1,561,611
Liabilities of discontinued operations	567,209	697,647
TOTAL CURRENT LIABILITIES	4,519,116	4,408,767

STOCKHOLDERS’ DEFICIT
Common stock, par value $.001, 18,000,000,000 shares authorized, 17,764,713,048 and 17,772,643,845 shares issued and outstanding at June 30, 2017 & 2016, respectively	17,764,712	17,772,643
Additional paid in capital	189,718,941	189,533,940
Accumulated deficit	(211,992,596)	(211,681,831)
TOTAL STOCKHOLDERS’ DEFICIT	(4,508,943)	(4,375,248)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,173	$33,519

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Consolidated Statements of Operations

	For the Years Ended
	June 30, 2017	June 30, 2016

REVENUES	$-	$-

COSTS AND EXPENSES

General and administrative	228,386	677,218

Depreciation and amortization	2,948	3,083

TOTAL COSTS AND EXPENSES	231,334	680,301

OPERATING LOSS	(231,334)	(680,301)

OTHER INCOME (EXPENSE)
Interest (Expense)	(302,906)	(302,386)
Gain on debt extinguishments	152,320	17,350
Other income	-	18,000
Change in fair value of derivative liability	-	31,726

TOTAL OTHER INCOME (EXPENSE)	(150,586)	(235,310)

Loss From Continuing Operations, before Income Taxes	(381,920)	(915,611)

Income (Loss) From Discontinued Operations	71,155	(231,227)

Income Taxes	-	-

Net Loss before cumulative change in accounting estimate	(310,765)	(1,146,838)

Cumulative change in accounting estimate	-	199,778

Net Loss	$(310,765)	$(947,060)

Basic & Diluted Net loss per share:
Loss per share From Continuing Operations	$(0.00)	$(0.00)
Loss per share From Discontinued Operations	$(0.00)	$(0.00)
Net Loss per share	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding;
Basic	17,904,555,752	16,541,510,237
Weighted Average Number of Shares Outstanding;
Diluted	18,000,000,000	16,541,510,237

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Two Years Ended June 30, 2017

	Common Stock		Additional
		$.001 Par	Paid in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit
Balance June 30, 2015	15,941,988,381	$15,941,987	$190,949,919	$(210,734,771)	$(3,842,865)

Issuance of Common Stock to accredited investors in private placements, net of $20,000 fees	1,116,666,667	1,116,667	(936,667)	-	180,000

Issuance of Common Stock for services	26,058,000	26,058	(17,951)	-	8,107

Issuance of Common Stock for the Conversions of both a demand note and Convertible Debenture & accrued interest thereon	987,500,000	987,500	(882,500)	-	105,000

Beneficial Conversion Feature Interest Expense Charged to Additional Paid in Capital	-	-	121,570	-	121,570

Return to treasury of shares cancelled by significant shareholders	(299,569,203)	(299,569)	299,569	-	-

Net Loss for the Year Ended June 30, 2016	-	-	-	(947,060)	(947,060)

Balance June 30, 2016	17,772,643,845	$17,772,643	$189,533,940	$(211,681,831)	$(4,375,248)

Issuance of Common Stock to accredited investors in private placements, net of $4,500 fees	900,000,000	900,000	(859,500)	-	40,500

Issuance of Common Stock for the Conversion on a Convertible Debenture & accrued interest thereon	187,500,000	187,500	(172,500)	-	15,000

Beneficial Conversion Feature Interest Expense Charged to Additional Paid in Capital	-	-	121,570	-	121,570

Return to treasury of shares cancelled by significant shareholders	(1,095,430,797)	(1,095,431)	1,095,431	-	-
			.
Net Loss for the Year Ended June 30, 2017	-	-	-	(310,765)	(310,765)

Balance June 30, 2017	17,764,713,048	$17,764,712	$189,718,941	$(211,979,596)	$(4,508,943)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

 Condensed Consolidated Statements of Cash Flows

	For the Years Ended
	June 30, 2017	June 30, 2016
Cash Flow From Operating Activities:
Net Loss from continuing operations	$(381,920)	$(715,833)
Net Loss from discontinued operations	71,155	(231,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,948	3,083
(Gain) loss on debt extinguishments	(347,984)	(19,650)
Non-cash charges relating to issuance of common stock, common stock options and warrants	-	8,107
Gain on sale of patent & vehicle	(12,500)	(30,500)
Change in fair value of derivative liability and debt discount charges (credits)	-	(235,425)
Other non-cash charges for beneficial conversion interest expense	121,570	121,570
Amortization of loan discount, finance company	10,197	15,356
Changes in assets and liabilities:
Accounts receivable	440	8,062
Inventories	20,074	195,102
Prepaid expenses and other current assets	130	35,688
Other assets	(800)	17,109
Accounts payable & accrued expenses	276,359	319,359
Customer deposits	-	(26,691)
Due to/from related parties
Microphase & Eagle	4,500	24,500
Officers	180,000	300,444
Net cash used in operating activities	(55,831)	(210,946)

Cash Flow Used in Investing Activities:
Purchase of fixed assets	-	-
Net Cash used in investing activities	-	-

Cash Flow from Financing Activities:
Proceeds from issuance of common stock, net of finder’s fees	40,500	180,000
Proceeds of demand note	-	35,000
Proceeds from Finance Company	-	66,029
Repayment to Finance Company	(2,103)	(38,819)
Repayment of convertible debentures	-	(93,847)
Proceeds from notes payable related parties	33,784	125,778
Repayment of notes payable related parties	(16,904)	(61,346)
Net cash provided by financing activities	$55,277	$212,795

Net increase in cash	(554)	1,849

CASH AND CASH EQUIVALENTS, beginning of period	4,717	2,868
CASH AND CASH EQUIVALENTS, end of period	$4,163	$4,717

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

We are presently headquartered in New Dorp Beach, Staten Island, New York.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

2. GOING CONCERN AND MANAGEMENT’S PLANS

Through June 30, 2017, the Company incurred cumulative losses reflected in its accumulated deficit of $211,979,596 and at June 30, 2017 had a working capital deficit of $4,510,426. Funding in our traditional capital markets was difficult during FYE 2015, 2016 and 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the issue date of this report.

The Company was able to enter into convertible debt arrangements and private placements of equity with independent investors to provide liquidity and capital resources during the preceding two fiscal years. In addition, and from time to time during FYE 2017 and 2016, the Company raised necessary working capital via bridge loans from officers. During FYE June 30, 2017 and 2016, the Company received net proceeds from private placements with accredited investors of approximately$40,500 and $180,000 respectively.

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

The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) successfully develop, market and sell its products. The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2017 and continue its development and commercialization efforts.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These include net realizable inventories, prepaid expenses, accrued expenses and stock based compensation expense. Actual results could differ from those estimates.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, accounts payable, current and long-term debt, line of credit, convertible debt and due to related parties. Management believes the estimated fair value of cash, accounts payable and debt instruments at June 30, 2017 and 2016 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. Fair value of due to related parties cannot be determined due to lack of similar instruments available to the Company.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives are recorded on the balance sheet at fair value. The conversion features of the convertible debentures may be embedded derivatives and would be separately valued and accounted for on our balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining fair value of our derivatives is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income. During the fiscal year ended June 30, 2016 the Company utilized an expected life of 20 and 10 days based upon the look-back period of its convertible debentures and notes and a volatility of 100%, up and until the Change In Accounting Estimate effective June 30, 2016.

CHANGE IN ACCOUNTING ESTIMATE FOR THE VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

Changes in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates. The increase in fair value of derivative liabilities recognized effective June 30, 2016 is due to a change in accounting estimate related to the accounting for derivative liabilities. Due to the Company’s the then current share price and lack of trading liquidity in the Company’s common stock, in addition to limited shares available for conversions for such instruments as amended, the convertible notes were determined to have no basis for applying a derivative liability to the conversion of these notes. As a result, the Company recorded a change in accounting estimate which resulted in a gain on change in derivative liability of approximately $199,778 effective June 30, 2016.

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

RESEARCH AND DEVELOPMENT -Discontinued Operations

Research and Development cost are charged to operations when incurred. The amounts charged to expense for the years ended June 30, 2017 and 2016 were $38 and $802, respectively.

PATENTS AND LICENSES

Patents and licenses are capitalized when mPhase determines there will be a future benefit derived from such assets and are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset, generally five years. As of June 30, 2017 and 2016, the book value of such assets, or $214,383, has been fully amortized and no amortization expense was recorded for the years ended June 30, 2017and 2016, respectively. During the years ended June 30, 2017 and 2016 the Company included in other income $12,500 each year for the conditional sale of a patent which had no capitalized costs associated with the patent.

INVENTORIES -Discontinued Operations

The Company uses the First-In First Out method (FIFO) to account for inventory which is carried at the lower of cost and net realizable value. As of June 30, 2017, and 2016, inventory was valued at $3,477 and $23,551, net of a $69,106 and $69,106 reserve, respectively. The amounts of inventory write downs charged to the reserve for the year ended June 30, 2016 was $1,486.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

LOSS PER COMMON SHARE, BASIC AND DILUTED

mPhase accounts for net loss per common share in accordance with the requirements FASB ASC 260 Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company has convertible securities held by third parties and convertible notes plus accrued interest thereon held by officers of the Company, subject to availability, convertible into approximately 1,023,646,977 shares immediately, and up to 10,522,046,727shares if the forbearance agreement discussed in Note 8 is settled entirely in stock, for convertible notes held by third parties; and 1,645,777500 shares, if available, for officer notes of the Company’s common stock based upon the conversion terms at June 30, 2017. If all were fully converted at June 30, 2017 based upon the terms at that date it would total 12,167,824,227 shares of the Company’s Common Stock.

In periods reporting a loss the inclusion of warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share and have been omitted in such computation.

The following Table Illustrates shares of the Company’s Common Stock subject to Convertible Obligations as of June 30, 2017

	June 30, 2017
	Note Principle	Accrued Interest	Total	Shares Convertible
				immediately	over full term, if available*
Arrangement #1 - JMJ Financial, Inc	$802,060	$410,879	$1,212,939	303,234,810	303,234,810
Arrangement #2 - St. George Investments/Fife Forbearance Obligation	809,873	-	809,873	625,000,000	10,123,399,750
Arrangement #3 - MH Investment trust II	3,333	2,392	5,725	95,412,167	95,412,167
Total Convertible Notes payable	1,615,266	413,271	2,028,537	1,023,646,977	10,522,046,727
Notes Payable- Officers*	658,311	-	658,311	-	1,645,777,500
Total	$2,273,577	$413,271	$2,686,848	1,023,646,977	12,167,824,227

* convertible if shares available

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

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

DISCONTINUED OPERATIONS

The Company has classified the operating results and associated assets and liabilities from its Jump line of products, which ceased having material sales in the first quarter of Fiscal 2017, as Discontinued Operations in the Consolidated Financial Statements for the Fiscal Years ended June 30, 2017 and 2016.

The Assets and Liabilities associated with discontinued operations included in our Consolidated Balance Sheet were as follows:

	June 30, 2017			June 30, 2016
	Total	Discontinued	Continuing	Total	Discontinued	Continuing
ASSETS
CURRENT ASSETS
Cash	$4,163	$-	$4,163	$4,717	$-	$4,717
Accounts receivable, net	-	-	-	440	440	-
Inventory, net	3,477	3,477	-	23,551	23,551	-
Prepaid and other current assets	1,050	1,050	-	1,180	1,180	-
TOTAL CURRENT ASSETS	8,690	4,527	4,163	29,888	25,171	4,717

Property and equipment, net	683	-	683	3,631	-	3,631
Other Assets	800	-	800	-	-	-

TOTAL ASSETS	$10,173	$4,527	$4,846	$33,519	$25,171	$8,348

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$839,824	$397,078	$442,746	$1,143,956	$578,242	$565,714
Accrued expenses	1,037,125	142,195	894,930	750,628	92,195	658,434
Due to related parties	217,045	-	217,045	212,545	-	212,545
Notes payable, Officers’	658,311	-	658,311	597,331	-	597,331
Notes payable, Director & Investor	123,609	-	123,609	115,486	-	115,486
Note Payable, Finance Company	27,936	27,936	-	27,210	27,210	-
Current Portion, Long term convertible debentures	1,615,266	-	1,615,266	1,561,611	-	1,561,611

TOTAL LIABILITIES	$4,519,116	$567,209	$3,951,907	$4,408,767	$697,647	$3,711,121

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

DISCONTINUED OPERATIONS - (Continued)

Revenue and Expense Recognition for Discontinued Operations

The Company has recognized revenue on it JUMP products when the products were shipped, and title passed to the customer.

The results of discontinued operations include specifically identified and allocated common overhead expenses.

The Revenues and expenses associated with discontinued operations included in our Consolidated Statements of operations were as follows:

	For the Years Ended
	June 30, 2017	June 30, 2016
	Discontinued	Discontinued
REVENUES	$20,516	$523,116

COSTS AND EXPENSES

Cost of sales	20,471	389,241

Research and development	38	802

Selling and marketing (including non-cash stock related charges of $0 and $8,107 for the years ended June 30, 2017 & 2016).	11,154	139,672

General and administrative	78,228	179,101

Depreciation and amortization	-	-

TOTAL COSTS AND EXPENSES	109,891	708,816

OPERATING LOSS	(89,375)	(185,700)

OTHER INCOME (EXPENSE)
Interest (Expense)	(47,635)	(64,248)
Gain on debt extinguishments	195,664	2,300
Other income	12,500	12,500
Change in fair value of derivative liability	-	3,921

TOTAL OTHER INCOME (EXPENSE)	160,529	(45,526)

Income (Loss) from Discontinued Operations	$71,155	$(231,227)

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

INCOME TAXES

The Company accounts for income taxes in accordance with accounting guidance now codified as Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2017 and 2016, the Company had a full valuation allowance against its deferred tax assets.

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

The Company files U.S. and state income tax returns with various statutes of limitations. The 2014 through 2017 tax years generally remain subject to examination by federal and most state tax authorities.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits, if any, in interest and operating expenses. No interest or penalties were recorded for the years ended June 30, 2017 and 2016.

BUSINESS CONCENTRATIONS AND CREDIT RISK

To date, the Company’s products have been sold to a limited number of wholesale customers, earlier primarily in the primarily in the automotive consumer products industry. During the fiscal year ended 2017 and 2016 sales consisted primarily of the Company’s new Jump products. Sales of individual Jump products are prepaid in advance and sales to distributors have terms of net 15 days or less while sales to retail chains have terms of 60 days. Sales through corporate office headquarters of major distributors can have payment terms of up to net 360 days to which the Company has not yet experienced. Throughout the year, cash balances that the Company maintains at financial institutions may exceed the Federal Deposit Insurance Corporation insurance limitation of up to $250,000. Cash balances exceeded FDIC did not exceed such amount during fiscal year ended June 30, 2017 and 2016.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

NEW ACCOUNTING PRONOUNCEMENTS - (Continued)

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

4. SUPPLEMENTAL CASH FLOW INFORMATION

	For the Years Ended
	June 30, 2017	June 30, 2016
Statement of Operation Information:
Amortization of loan discount, finance company	$10,197	15,356

Interest Paid (net interest income)	$98,078	$81,937

Non-Cash Investing and Financing Activities:
Conversion of $9,460 convertible debt and $5,540 accrued interest to common stock in 2017. Conversion of $62,188 convertible debt and $17,812 accrued interest to common stock in 2016.	$15,000	$80,000
Conversion of other notes to common stock	$-	$35,000

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

5. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

	June 30,
	2017	2016
Research Equipment	$48,383	48,383
Office and Marketing	151,118	151,118
Gross Cost	199,501	199,501
Less Accumulated Depreciation	(198,818)	(195,870)

Net Property and Equipment	$683	3,631

Depreciation expense for the years ended June 30, 2017 and 2016 was $2,948 and $3,083, respectively, of which $0 and $0, respectively, relates to research laboratory and testing equipment included in research and development expense.

6. ACCRUED EXPENSES

Accrued expenses consist of the following as of each Balance Sheet date:

	June 30,
	2017	2016
Accrued Interest - Convertible Debentures	$413,271	$319,669
Accrued Wages - Officers’- continuing operations	396,582	266,582
Other Expenses	85,077	72,182
Total - continuing operations	894,930	658,433
Accrued Wages - Officers’- discontinued operations	$142,195	$92,195

7. SHORT TERM NOTES PAYABLE

Short term notes payable is comprised of the following:

Other Short-Term Notes

Note Payable, Director (Eagle)

A Director of the Company loaned the Company $90,000 in the fourth quarter of fiscal year ended June 30, 2015.

Additionally, the Director advanced the Company $60,000 and received $40,000 in repayments during the fiscal year ended June 30, 2016, which together with $5,486 of accrued interest during FYE 2016 and $7,123 of accrued interest during FYE 2017 resulted in $122,609 and $115,486 outstanding at June 30, 2017 and 2016, respectively.

Other Note payable (Investor)

During the fiscal year ended June 30, 2016, an unaffiliated shareholder advanced the Company $10,000 in September 2015 and $25,000 in December of 2015, totaling $35,000, which was converted into 175,000,000 shares of the Company’s common stock effective March 31, 2016. During the fourth quarter fiscal 2017 this shareholder advanced the Company $1,000. At June 30, 2017 $1,000 remains outstanding under this note.

Note Payable Finance Company (Power Up)- Discontinued Liability

The Company borrowed approximately $66,000 under two advances commencing January 2016, with scheduled repayments of approximately $87,500 originally due through July 2016. During fiscal year ended June 30, 2016 we made $75,012 of payments, which included $38,819 of principal and $36,193 of finance charges which are included in interest expense for the period. At June 30, 2016, $27,210 remained outstanding under this note. During the FYE June 30, 2017 we made $12,300 of repayments which included $2,103 of principal and $10,197 of finance charges which are included in interest expense for the period. At June 30, 2017, $27,936 remained outstanding under this note.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

8. STOCKHOLDERS’ EQUITY

Long Term Convertible Debentures / Debt Discount

The Company had three separate convertible debt arrangements with independent investors that were in effect at various times during the two fiscal years ended June 30, 2017 and 2016.

During the fiscal year ended June 30, 2017 a lender converted $15,000 of Convertible Debt which included $9,460 principal and $5,540 accrued interest thereon relating to the forbearance agreement into 187,500,000 shares of the Company’s Common stock.

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

The Company recorded $92,958 and $87,147 of interest expense on its arrangement with JMJ for the years ended June 30, 2017 and 2016, respectively.

As of June 30, 2017 and 2016, the combined arrangements with JMJ in this note would be convertible into 303,234,810 and 279,995,328 common shares at the conversion floor price of $.004, respectively.

The Company has not made any payments of the $37,018 installment payments commencing October 1, 2012 and the holder has continued to accrue interest on the outstanding balance. At June 30, 2016 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $802,060 and $317,921, respectively. At June 30, 2017 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $802,060 and $410,879, respectively.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

During the fiscal year ended June 30, 2017 this lender converted $15,000 of Convertible Debt which included $9,460 principal and $5,540 accrued interest thereon relating to the forbearance agreement into 187,500,000 shares of the Company’s Common stock. The Company recorded $68,655 interest on this obligation for the fiscal year ended June 30, 2017, of which $63,115 was accrued and unpaid bringing the value of the forbearance debt obligation on June 30, 2017 to $809,873.

As of June 30, 2017 this forbearance obligation, as amended, would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares, for the satisfaction of the next required monthly payment, and (ii) up to 10,123,399,750 shares of our common stock should the entire obligation be converted.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

8. STOCKHOLDERS’ EQUITY - (Continued)

Arrangement #3 (MH Investment trust II)

On August 26, 2014, the Company issued to the MH Investment Trust, a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 in which the Company received $40,000 in gross proceeds on September 1, 2014. The instrument is in the principal amount of $40,000 and matured on May 1, 2015. Interest only was payable at the rate of 12% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weighted average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion, or 65 % when the trading price exceeds $.0020 for the five days before such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital. At June 30, 2016 the note balance was $3,333 and accrued interest of $1,747, at 12%, remained due under this agreement. Based upon the price of the Company’s common stock on June 30, 2016 this Note is convertible into approximately 84,672,667 shares of common stock. At June 30, 2017 the note balance was $3,333 and accrued interest of $2,392, at 12%, remained due under this agreement. Based upon the price of the Company’s common stock on June 30, 2017 this Note is convertible into approximately 95,412,167 shares of common stock.

The Company recorded $644 and $577 interest expense for this agreement for the years ended June 30, 2017 and 2016, respectively.

The following table summarizes notes payable under convertible debt and debenture agreements as of:

	June 30,
	2017	2016
Arrangement #1 - JMJ Financial, Inc	$802,060	$802,060
Arrangement #2 - St. George Investments/Fife Forbearance Obligation	809,873	756,218
Arrangement #3 - MH Investment trust II	3,333	3,333
Total notes payable	1,615,266	1,561,611
Convertible Notes payable-short-term portion	$1,615,266	$1,561,611

Included in accrued expenses is $413,271 and $319,669 interest accrued on these notes at June 30, 2017 and June 30, 2016, respectively.

During the fiscal year ending June 30, 2017 and 2016, the following transactions impacted stockholders’ equity

Private Placements

During the fiscal year ended June 30, 2017, the Company received $40,500 of net proceeds from the issuance of 900,000,000 shares of common stock in private placements with accredited investors, incurring finder’s fees of $4,500.

During the fiscal year ended June 30, 2016, the Company received $180,000 of net proceeds from the issuance of 1,116,666,666 shares of common stock in private placements with accredited investors, incurring finder’s fees of $20,000.

Conversion of debt securities

During the fiscal year ended June 30, 2017, $15,000 of debt including of accrued interest and fees thereon was converted into 187, 500,000 shares of the Company’s common stock to the forbearance agreement referred to as Arrangement #2 (John Fife dba St. George Investors) discussed above. This conversion consisted of $9,460 principal and $5,540 accrued interest.

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

Stock Based Compensation

The Company issued awards of 26,058,000 shares of common stock to employees and consultants during the fiscal year ended June 30, 2016 valued at $8,107. No awards of shares were issued to employees and consultants during the fiscal year ended June 30, 2017. No stock-based compensation was issued to Officers of the Company during this fiscal years ended June 30, 2017 or 2016.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

8. STOCKHOLDERS’ EQUITY - (Continued)

RESERVED SHARES

The Forbearance agreement connected with arrangement #2 above requires the Company to place, and the Company has done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments. During the year ended June 30, 2016, 812,500,000 shares from this reserve have been issued to satisfy the conversion provisions. Through June 30, 2017, to satisfy the conversion provisions, 187,500,000 shares were issued from this reserve and no amounts remain under the reserve agreement with our transfer agent.

During the Fiscal Year Ended June 30, 2014 the Company advanced 40,000,000 shares distributable under the Equity Line of Credit discussed above, of which 3,990 shares of the Company’s common stock were resold and 36,010,000 shares were unsold when the agreement expired in February 2015 and remain subject to be returned to the Company’s treasury for cancellation.

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

9. RELATED PARTY TRANSACTIONS

MICROPHASE

During a portion of the fiscal year ended June 30, 2016, the Company leased office space from Microphase at its Norwalk location. Rental expense charged by Microphase was $4,500 from July 1, 2015 through June 30, 2016. During the year ended June 30, 2016, Microphase Corporation charged the Company $4,500 for rent. Mr. Ergul, retired as the chairman of the board of mPhase in November 2007. Mr. Ergul and his family had owned a controlling interest and he is a director of Microphase Corporation. On February 9, 2015 Mr. Durando assigned all his interests in the Capital Stock of Microphase to the RCKJ Trust as the Grantor. The beneficial owners for economic purposes at that time were Mr. Durando’s children. Mr. Durando was a strategic employee of Microphase Corporation from January 2, 2015 through May 31, of 2017. On June 2, 2017 the RCKJ Trust, the holder of Durando’s prior interest in Microphase, and the Ergul Family Limited partnership, the holder of Ergul’s prior interest in Microphase, exchanged all (its) there shares of stock in Microphase in exchange for shares of stock in Digital Power Corporation, a publicly-held company then listed on the New York Stock exchange.

During the years ended June 30, 2017 and 2016, Mr. Biderman’s firm charged finders’ fees of $4,500 and $20,000.

During the fiscal years ended June 30, 2017 and 2016, the Company paid $14,500 and $59,500 of fees to Karen Durando, the wife of the Company’s president, for product marketing services.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

9. RELATED PARTY TRANSACTIONS - (Continued)

Transactions with Officers

At various points during past fiscal years the Messrs. Durando, Dotoli and Smiley provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of these notes are payable on demand.These notes have been convertible into shares of the Company’s common stock since 2009. The Company amended the conversion feature to provide for the conversion of the remaining Officers’ loans into shares of common stock at a conversion price of $.0004, representing the concurrent terms of private placements with accredited investors, for a term of five years effective March 31, 2014.

During the fiscal years ended June 30, 2017 and 2016, $37,288 and $36,748 have been charged for interest on loans from officers.

At June 30, 2017 and 2016 these notes and accrued interest at the rate of 6% totaled $658,311 and $597,331, respectively. On June 30, 2017 and 2016, these Notes are convertible into approximately1,645,777,500 and 1,493,326,550 shares of common stock, respectively, if available.

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

 During fiscal year ended June 30, 2017, officers of the Company did not convert any of the officer notes into common stock. The Company amortized $121,570 of the approximately $334,318 previously deferred charge to beneficial conversion feature interest expense for the year ended June 30, 2017. At June 30, 2017 $212,748 of deferred charges for beneficial conversion feature interest expense remain as a reduction of additional paid in capital which will be amortized on a straight-line basis over the life of the warrant or sooner if and when converted.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

10. INCOME TAXES

Due to recurring losses for the years ended December 31, 2017 and 2016, the Company’s net tax provision was zero.

The difference between the effective income tax rate and the applicable statutory federal income tax rate is summarized as follows:

	2017	2016
Statutory federal rate	(35.0)%	(35.0)%
State income tax rate, net of federal benefit	(5.6)%	(5.6)%
Permanent differences, including stock based compensation & beneficial conversion interset expense	15.9%	5.6%
Change in valuation allowance	24.7%	35.0%
	%	%
Effective tax rate	-%	-%

At June 30, 2017 and 2016, the Company’s deferred tax assets were as follows:

Deferred Tax Liability	2017	2016
Property and equipment	-	-
Total deferred tax liability	-	-

Deferred Tax Assets	2017	2016
Federal and state net operating loss carry forward	42,650,000	42,814,400
Other temporary differences	-	-
Total deferred tax asset	42,650,000	42,814,400
Net deferred tax asset	42,650,000	42,814,400
Less valuation allowance	(42,650,000)	(42,814,400)
	$-	$-

The valuation allowance at June 30, 2017 and 2016 was $42,650,000 and $42,814,400, respectively. The valuation was reduced for a reduction in the total NOL carry forwards due to expiring loss years.

At June 30, 2017, the Company has federal net operating loss carry forwards of approximately $115.4 million and $56.6 million to offset future federal and state income taxes, respectively, which expire at various times from 2018 through 2036. The federal net operating loss carry forwards may be subject to the separate return loss limitation rules and IRC section 382 limitations due to changes in ownership. The Company has assessed the evidence of its forecasted future operations against the potential likelihood of the realization of the deferred tax assets to make the determination that the Company will not utilize these carry forwards and has recorded a valuation allowance against the net deferred tax asset.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

10. INCOME TAXES - (Continued)

The provision for income taxes from continuing operations differs from taxes that would result from applying Federal statutory rates to Book Income because of the following:

The Company had estimated net tax losses of $173,191 and $1,048,350 in 2017 and in 2016. Deferred income taxes relate principally to the use of net operating loss carry forwards; these can differ from computations based upon book losses for the use for tax purposes of accelerated depreciation methods and the difference in the book and tax basis of certain stock-based compensation, beneficial conversion interest expense and the effect of debt cancellation income.

At June 30, 2017 and 2016, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at June 30, 2017 and 2016.

11. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Our corporate headquarters had been located in Clifton, New Jersey since August 15, 2014. The Company initially rented the Clifton premise under a one-year lease with monthly rent of $4,020, which was renewed with monthly rent of $4,132 per month through July 2016, when this lease terminated by mutual agreement with landlord. The Company cancelled its security deposit and no amounts remain due under the agreement.

The Company had leased a warehouse and limited office space in Norwalk, Connecticut, commencing in April of 2015 with a monthly rental of $2,200 per month. The Company vacated the Norwalk premise in April 2016 and the Company moved its warehouse contents, primarily inventory and associated shipping materials of its mPower battery products into the Clifton premise. The Company had $22,000 of unpaid rent in accounts payable at June 30, 2017 and 2016.

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

The value of the forbearance obligation on June 30, 2017 is $809,873 (See Note 8), all of which are included in current liabilities at that date. The value of the judgment totaled approximately $1.6 million as of December 31, 2014 and bears a punitive interest rate of 16% and would become payable in full if the Company defaults under the forbearance obligation reduced by payments under the Forbearance Agreement, which through June 30, 2017 totals $275,000 or approximately, $1.325 million. Through June 30, 2017 the Company has not defaulted under the agreement. The Forbearance agreement requires the Company to place, and the Company has done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments, which through June 30, 2016, 812,500,000 shares from this reserve have been issued to satisfy the conversion provisions. During the Quarter ended September 30, 2016 187,500,000 shares were issued from this reserve and no amounts remain under the reserve agreement with our transfer agent.

As of June 30, 2017, this forbearance obligation would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares immediately for the satisfaction of the next required monthly payment, and (ii) up to 10,123,399,750 shares of our common stock should the entire obligation be converted.

Subsequent to June 30, 2017 this Forbearance Agreement with Fife has been amended several times; the most recent providing for settlement amounts less than the aggregate of liabilities recorded in the financial statements. (See Note 13)

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

12. FAIR VALUE MEASUREMENTS

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

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	June 30,
	2017	2016
Balance, Beginning of Year	$-	235,425
Increase (Decrease) in Derivative and associated liabilities	-	(35,647)
Debt discounts	-	-
Reversal of Entire Liability - Change in Accounting Estimate (see Note 3)	-	(199,778)
Balance, Ending	$-	-

Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is input is unobservable. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

13. SUBSEQUENT EVENTS

●	From July 1, 2017 through June 10, 2018, the Company issued 1,400,000,000 shares of its common stock in private placements pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder raising gross proceeds of $70,000, subject to $7,000 of accrued finder’s fees, all of which was used for working capital and general corporate purposes.

●	On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360,000, without conversion rights, relating to the default by the Company under a Convertible Debenture dated September 13, 2011. On February 16, 2018, the Company and John Fife entered into an Amendment to a Judgment Settlement Agreement dated August 18, 2017 modifying the repayment schedule of a Convertible Debenture of the Company originally issued on September 13, 2011. At June 30, 2017 we had recorded $809,873 for the forbearance agreement and $0 for the derivative liability associated with the Conversion feature with respect to this arrangement, as amended.

●	In April of 2017, the Company received a judgment from the Federal District Court of Northern Illinois Eastern Division in its favor with prejudice dismissing a claim by River North Equity covering Convertible Securities of the Company which effectively negated the two notes River North Equity obtained from JMJ Financial. At June 30, 2017 the amount recorded in Current Liabilities for the two notes and accrued interest thereon subject to the River North Equity claim was $1,046,416 which is included in the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial which totaled $1,212,940 on that date. River North failed to appeal the Judgement by July 17, 2017 and the Judgement become final.

●	December 1, 2017 the Company announced in a Form 8k filing that as part of an over recapitalization of the Company that, subject to filing with the Secretary of State of New Jersey of an Amendment to its Certificate of Incorporation increasing it authorized shares of common stock to 72 billion shares, the Board of Directors has approved the granting of a total of 5,750,000,000 shares of common stock to Officers, Directors and an Accounting Consultant of the Company. It is necessary for the Company to complete the filing of 4 years of back state and federal income tax returns with the Department of Revenue of New Jersey in order to amend its Certificate of Incorporation. In addition, the Board of Directors approved the issuance of 16,000,000,000 shares to Officers and Directors and the Company’s accounting Consultant in exchange for aggregate indebtedness and fees owed to such persons in the approximate amount of $1,600,000.

●	On December 28, 2017 the Company entered into a non-binding letter of intent with Scepter Commodities, LLC for the proposed acquisition by Scepter of 80% of the fully-diluted shares of the Company on a reverse split basis. As of February 15, 2018, and again as of April 3, 2018, the Company and Scepter amended the letter of intent extending the time period for the Company to become current in its SEC filings. On February 15, 2018, April 3, 2018 and April 27, 2018 the Company entered into Amendment No. 1, 2 & 3 to a Letter of Intent with Scepter Commodities LLC extending the time frame for the Company to become current in its SEC filings to March 29, 2018, April 30, 2018 & May 31, 2018, respectively.

●	Subsequent to June 30, 2017, through June 10, 2018, Messrs. Durando, Biderman, and Smiley loaned the Company approximately $50,450, $10,000, and $15,000 to provide general working capital to commence the filings necessary to bring the Company’s financial statements and required periodic each report pursuant to section 13 or 15(d) of the securities exchange act of 1934 current.

●	Effective October 19, 2017 Mr. Smiley returned 1,367,226,459 to the Company. Effective December 31, 2017 Patricia Dotoli, the wife of, Gus Dotoli, returned 1,336,972,075 shares of common stock to the Company.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: June 18, 2018	By:	/s/ RONALD A. DURANDO
Ronald A. Durando
President, CEO

	By:	/s/ MARTIN SMILEY
Martin Smiley
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ronald A. Durando
Ronald A. Durando, Chief Executive Officer, Director	June 18, 2018

/s/ Gustave T. Dotoli
Gustave T. Dotoli, Chief Operating Officer, Director	June 18, 2018

/s/ Martin S. Smiley
Martin S. Smiley, Executive Vice President, Chief Financial Officer and General Counsel	June 18, 2018

/s/ Abraham Biderman
Abraham Biderman, Director	June 18, 2018

/s/ Victor Lawrence
Victor Lawrence, Director	June 18, 2018

42