Form 10-Q/A
period 2016-09-30
MPHASE TECHNOLOGIES INC
filed 2018-06-22
CIK 825322

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF JUNE 15, 2018 IS 16,460,514,423 SHARES, ALL OF ONE CLASS OF $.001 PAR VALUE COMMON STOCK.

EXPLANATORY NOTE

mPHASE TECHNOLOGIES, INC. (mPhase) the “Company” or the “Registrant”) hereby amend their Quarterly Report on Form 10-q for the quarter ended September 30, 2016 to replace Exhibit 32,2 in its entirety with the following certification:

EX-32.1 5 f10q0916ex32-2_mphasetech.htm CERTIFICATION

Exhibit 32.2

CERTIFICATIONS PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of mPhase Technologies, Inc., a New Jersey corporation (the “Company”), on Form 10Q for the quarter ended September 30, 2016 as filed with the Securities and Exchange Commission (the “Report”), I, Martin Smiley, Chief Financial Officer of the Company certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Martin Smiley
Martin Smiley
Chief Financial Officer

June 8, 2018

This Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the original Annual Report on Form 10-Q, except as required to reflect the additional information included in the above-referenced Exhibit 32.2 of this Form 10-Q/A.

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

1

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: June 21, 2018	By:	/s/ Martin S. Smiley
Martin S. Smiley EVP, CFO and General Counsel

2

EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

3