Form 10-Q
period 2017-09-30
MPHASE TECHNOLOGIES INC
filed 2018-07-06
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF JULY 2, 2018 IS 16,860,514,423 SHARES, ALL OF ONE CLASS OF $.001 PAR VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

i

mPHASE TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	September 30, 2017	June 30, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$594	$4,163
Assets of discontinued operations	4,277	4,527
TOTAL CURRENT ASSETS	4,871	8,690

Property and equipment, net	-	683
Other assets	800	800

TOTAL ASSETS	$5,671	$10,173

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$444,453	$442,746
Accrued expenses	563,381	894,930
Due to related parties	217,545	217,045
Notes payable, Officers'	679,604	658,311
Notes payable, Director & Investor	127,472	123,609
Current Portion, Long term convertible debentures	940,338	1,615,266
Liabilities of discontinued operations	569,808	567,209
TOTAL CURRENT LIABILITIES	3,542,601	4,519,116

STOCKHOLDERS' DEFICIT
Common stock, par value $.001, 18,000,000,000 shares authorized, 17,864,713,048 and 17,764,713,048 shares issued and outstanding at September 30, 2017 (unaudited) & June 30, 2017, respectively	17,864,712	17,764,712
Additional paid in capital	189,653,834	189,718,941
Accumulated deficit	(211,055,476)	(211,992,596)
TOTAL STOCKHOLDERS' DEFICIT	(3,536,930)	(4,508,943)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,671	$10,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	September 30, 2017	September 30, 2016
REVENUES	$-	$-

COSTS AND EXPENSES

General and administrative	34,803	63,754

Depreciation and amortization	683	737

TOTAL COSTS AND EXPENSES	35,486	64,491

OPERATING LOSS	(35,486)	(64,491)

OTHER INCOME (EXPENSE)
Interest (Expense)	(62,889)	(76,274)
Gain on debt extinguishments	1,051,594	-

TOTAL OTHER INCOME (EXPENSE)	988,705	(76,274)

Income (Loss) From Continuing Operations, before Income Taxes	953,219	(140,765)

(Loss) From Discontinued Operations	(16,098)	(30,921)

Income Taxes	-	-

Net Income (Loss)	$937,120	$(171,686)

Basic & Diluted Net loss per share:
Income (Loss) per share From Continuing Operations	$0.00	$(0.00)
(Loss) per share From Discontinued Operations	$(0.00)	$(0.00)
Net Income (Loss) per share	$0.00	$(0.00)
Weighted Average Number of Shares Outstanding;
Basic	17,769,060,874	17,929,573,192
Diluted	18,000,000,000	17,929,573,192

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

 Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	September 30, 2017	September 30, 2016
Cash Flow From Operating Activities:
Net Income (Loss) from continuing operations	$953,219	$(140,765)
Net Income (Loss) from discontinued operations	(16,098)	(30,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	683	737
(Gain) on debt extinguishment	(1,051,594)	-
(Gain) on sale of patent	-	(12,500)
Other non-cash charges for beneficial conversion interest expense	30,393	30,393
Amortization of loan discount, finance company	2,600	2,700
Changes in assets and liabilities:
Accounts receivable	-	55
Inventories	-	20,074
Prepaid expenses and other current assets	250	-
Accounts payable & accrued expenses	58,761	75,451
Due to/from related parties
Microphase & Eagle	500	-
Officers	-	54,000
Net cash used in operating activities	(21,286)	(776)

Cash Flow Used in Investing Activities:
Purchase of fixed assets	-	-
Net Cash used in investing activities	-	-

Cash Flow from Financing Activities:
Proceeds from issuance of common stock, net of finders fees	4,500	-
Proceeds of demand note	2,000	-
Repayment to Finance Company	-	(3,600)
Proceeds from notes payable related parties	11,300	8,504
Repayment of notes payable related parties	(83)	(52)
Net cash provided by financing activities	$17,717	$4,852

Net increase (decrease) in cash	(3,569)	4,076

CASH AND CASH EQUIVALENTS, beginning of period	4,163	4,717
CASH AND CASH EQUIVALENTS, end of period	$594	$8,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ending September 30, 2017 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2017.

GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Through September 30, 2017, the Company had incurred (a) cumulative losses totaling ($211,055,476) and (b) a stockholders’ deficit of ($3,536,930). During the three months ended September 30, 2017, the Company had $(21,286) net cash used in operating activities. At September 30, 2017, the Company had $599 of cash to fund short-term working capital requirements. In addition, the Company relies on the continuation of funding through private placements of its common stock. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this quarterly report. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

INVENTORY- Discontinued Operations

The Company uses the First In First Out method (FIFO) to account for inventory which is carried at lower of cost and net realizable value. As of June 30, 2017, inventory consisted primarily of its various Jump products including the Jump and the mini Jump, and our remaining flashlight inventory, and was valued at $3,477. As of September 30, 2017, inventory consisted primarily of the Company’s line of Jump products including the new Jump Plus, and our remaining flashlight inventory, and was valued at $3,477. The Company’s Board of Directors, in a meeting on June 25, 2016, determined it was in the best interest of the Company to discontinue its entire line of Jump products in the 1st quarter of fiscal year 2017 owing to increased competition and decreasing margins. Appropriate reserves have been taken as of June 30, 2017 and September 30, 2017, to assure that the cost of such inventory does not exceed the expected net realizable value.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates include net realizable value of inventories, estimated value of stock-based compensation and changes in and the ending fair value of derivative liability. Actual results could differ from those estimates.

CHANGE IN ACCOUNTING ESTIMATE FOR THE VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

Changes in fair value of derivative liabilities results from the changes in the fair value due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates. The increase in fair value of derivative liabilities recognized effective June 30, 2016 is due to a change in accounting estimate related to the accounting for derivative liabilities. Due to the Company’s current share price and lack of trading liquidity in the Company’s common stock, in addition to limited shares available for conversions for such instruments as amended, the convertible notes were determined to have no basis for applying a derivative liability to the conversion of these notes. As a result, the Company recorded a change in accounting estimate which resulted in a gain on change in derivative liability of approximately $200,000 effective June 30, 2016.

As of September 30, 2017, due to the Company’s current share price and lack of trading liquidity in the Company’s common stock, and limited shares available for conversions for for outstanding convertible securities, l there is no basis for applying a derivative liability to the conversion of these notes.

LOSS PER COMMON SHARE, BASIC AND DILUTED

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had no warrants to purchase shares of its common stock and no options to purchase shares of its common stock outstanding at September 30, 2017.

At September 30, 2017 the Company has convertible securities held by third parties that are immediately convertible into 765,339,500 shares of common stock.. Under the terms of the Forbearance Agreement, as amended, with John Fife (arrangement #4), Fife may acquire a total of 10,350,062,518 shares of the Company’s common stock based upon the conversion terms; if the forbearance agreement discussed in Note 3 is settled entirely in stock. In addition, the Company has convertible notes plus accrued interest thereon held by officers of the Company, subject to availability, convertible into approximately 1,699,010,000, immediately, if available.

The following table illustrates debts convertible into shares of the Company’s Common Stock at September 30, 2017:

	Note Principle	Accrued Interest	Total	Shares Convertible
				immediately	over full term, if available*
Arrangement #1 - JMJ Financial, Inc	$109,000	$59,158	$168,158	42,039,500	42,039,500
Arrangement #2 - St. George Investments/Fife Forbearance Obligation	828,005	-	828,005	625,000,000	10,350,062,500
Arrangement #3 - MH Investment trust II	3,333	2,565	5,898	98,300,000	98,300,000
Total Convertible Notes payable	940,338	61,723	1,002,061	765,339,500	10,490,402,000
Notes Payable- Officers*	679,604	-	679,604	-	1,699,010,000
Total	$1,619,942	$61,723	$1,681,665	765,339,500	12,189,412,000

* convertible if shares available

DISCONTINUED OPERATIONS

The Company has classified the operating results and associated assets and liabilities from its Jump line of products, which ceased having material sales in the first quarter of Fiscal 2017, as Discontinued Operations in the Consolidated Financial Statements for the Fiscal Years ended June 30, 2017 and 2016.

The Assets and Liabilities associated with discontinued operations included in our Consolidated Balance Sheet were as follows:

	September 30, 2017			June 30, 2017
	(Unaudited)
ASSETS	Total	Discontinued	Continuing	Total	Discontinued	Continuing
CURRENT ASSETS
Cash	$594	$-	$594	$4,163	$-	$4,163
Accounts receivable, net	-	-	-	-	-	-
Inventory, net	3,477	3,477	-	3,477	3,477	-
Prepaid and other current assets	800	800	-	1,050	1,050	-
TOTAL CURRENT ASSETS	4,871	4,277	4,871	8,690	4,527	8,690

Property and equipment, net	-	-	-	683	-	683
Other assets	800	-	800	800	-	800
TOTAL ASSETS	$5,671	$4,277	$5,671	$10,173	$4,527	$10,173

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$841,531	$397,078	$444,453	$839,824	$397,078	$442,746
Accrued expenses	705,576	142,195	563,381	1,037,125	142,195	894,930
Due to related parties	217,545	-	217,545	217,045	-	217,045
Notes payable, Officers’	679,604	-	679,604	658,311	-	658,311
Notes payable, Director & Investor	127,472	-	127,472	123,609	-	123,609
Note Payable, Finance Company	30,535	30,535	-	27,936	27,936	-
Current Portion, Long term convertible debentures	940,338	-	940,338	1,615,266	-	1,615,266
TOTAL LIABILITIES	$3,542,601	$569,808	$2,972,793	$4,519,116	$567,209	$3,951,907

DISCONTINUED OPERATIONS - (Continued)

Revenue and Expense Recognition for Discontinued Operations

The Company has recognized revenue on its JUMP products when the products were shipped, and title passed to the customer.

The results of discontinued operations include specifically identified and allocated common overhead expenses.

The Revenues and expenses associated with discontinued operations included in our Consolidated Statements of operations were as follows:

	For the Three Months Ended
	September 30, 2017	September 30, 2016
	Discontinued	Discontinued
REVENUES	$-	$19,892

COSTS AND EXPENSES

Cost of Sales	-	20,075

Research and Development	-	38

Selling and Marketing	1,424	8,193

General and administrative	4,301	22,880

TOTAL COSTS AND EXPENSES	5,725	51,186

OPERATING LOSS	(5,725)	(31,294)

OTHER INCOME (EXPENSE)
Interest (Expense)	(10,373)	(12,127)
Other income (Expense)	-	12,500

TOTAL OTHER INCOME (EXPENSE)	(10,373)	373

Loss From Discontinued Operations	$(16,098)	$(30,921)

2.	SUPPLEMENTAL CASH FLOW INFORMATION

	For the Three Months Ended
	September 30,	September 30,
	2017	2016
Statement of Operation Information:
Interest paid (net interest income)	$968	$20,683

Non-Cash Investing and Financing Activities:
Conversion of $9,460 convertible debt and $5,540 accrued interest to common stock in 2016	$-	$15,000
Amortization of loan discount	$2,600	$2,700

3.	EQUITY TRANSACTIONS, NOTES PAYABLE AND CONVERTIBLE DEBT

Private Placements

During the three months ended September 30, 2017, the Company issued 100,000,000 shares of its common stock in connection with private placements pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended, raising gross proceeds of $5,000 and incurring finder’s fees of $500. The proceeds were used by the Company as working capital.

During the three months ended September 30, 2016, the Company did not issue any shares of stock in private placements.

Stock Based Compensation

During the three months ended September 30, 2017, the Company did not issue any common stock, warrants or options to employees or officers.

During the three months ended September 30, 2016, the Company did not issue any common stock, warrants or options to employees or officers.

Other Short-Term Notes

Note Payable, Director

A Director of the Company loaned the Company $90,000 in the fourth quarter of fiscal year ended June 30, 2015 and additionally advanced the Company $60,000 and received $40,000 in repayments during the fiscal year ended June 30, 2016, which together with $5,486 of accrued interest for FYE 2016 and $7,123 of accrued interest for FYE 2017 resulted in $122,609 outstanding at June 30, 2017 During the three months ended September 30, 2017 and 2016 the Company recorded $1,863 and $1,755 of accrued interest and $124,472 was outstanding at September 30, 2017.

Other Note payable

During the fourth quarter fiscal 2017 an unaffiliated shareholder advanced the Company $1,000. At June 30, 2017 $1,000 remained outstanding under this note.  During the quarter ended September 30, 2017 this shareholder advanced the Company $2,000. At September 30, 2017 $3,000 remained outstanding under this note.

Note Payable, Finance Company- Discontinued Operations

The Company Borrowed approximately $66,000 from a finance company under two advances commencing January 2016, with scheduled repayments of approximately $87,500 originally due through July 2016, incurring $36,193 of finance charges which were included in interest expense during the fiscal year ended June 30, 2016. At June 30, 2016, 27,210 remained outstanding under this note. During the FYE June 30, 2017 we made $12,300 of repayments which included $2,103 of principal and $10,197 of finance charges which are included in interest expense for the period. At June 30, 2017, $27,936 remained outstanding under this note.

During the three months ended September 30, 2017 and 2016 we incurred $2,600 and $2,700 of finance charges under this note, l and at September 30, 2017, $30,535 remained outstanding.

Long Term Convertible Debentures / Debt Discount

The Company had three separate convertible debt arrangements with independent investors that were in effect at various times during the fiscal year ended June 30, 2017, all three of which were still active as of September 30, 2017.

During the three months ended September 30,2017 no conversions were made under any Convertible Debentures.

During the three months ended September 30, 2016, the Company incurred the conversion of $15,000 of Convertible Debt, which consisted of $5,540 principal and $9,460 accrued interest thereon relating to the forbearance agreement, into 187,500,000 shares of the Company’s Common stock.

The following table summarizes notes payable under convertible debt and debenture agreements as of:

	September 30,	June 30,
	2017
	(unaudited)
Arrangement #1 - JMJ Financial, Inc	$109,000	$802,060
Arrangement #2 - St. George Investments/Fife Forbearance Obligation	828,005	809,873
Arrangement #3 - MH Investment trust II	3,333	3,333
Total notes payable	940,338	1,615,266
Convertible Notes payable-short term portion	$940,338	$1,615,266

Included in accrued expenses is $61,723 and $413,271 of interest accrued on these notes at September 30, 2017 (unaudited) and June 30, 2017, respectively.

These transactions are intended to provide liquidity and capital to the Company and are summarized below.

Arrangement #1 (JMJ Financial, Inc.)

The Company entered into a convertible note on November 17, 2009, in which the Company received a total of $186,000 of proceeds in connection with a new financing agreement with JMJ Financial. This transaction consists of the following: 1) a convertible note in the amount of $1,200,000 plus a one-time interest factor of 12% ($144,000) and a maturity date of September 23, 2012 and (2) a secured promissory note in the amount of $1,100,000 plus a one-time interest rate factor of 13.2% ($144,000 each) and a maturity date of September 23, 2012 due from the holder of the convertible note, of which the Company received a total of $150,000 of proceeds in connection with the second promissory note under this agreement. At June 30, 2012 this convertible note had $372,060 outstanding which was combined with the April 5, 2010 arrangement with JMJ Financial, Inc. JMJ Financial sold this Note to River North Equity LLC.

On December 15, 2009 the Company entered into a new financing agreement with JMJ Financial that consists of the following: 1) a convertible note issued by the Company in the amount of $1,500,000 plus a one-time interest factor of 12% ($180,000) and a maturity date of December15, 2012 and (2) a secured promissory note in the amount of $1,400,000 plus a one-time interest rate factor of 13.2% ($180,000) and a maturity date of December 15, 2012 due from the holder of the convertible note. To date the Company has received a total of $300,000 cash under this note and has issued no shares of common stock to the holder upon conversions. The Company and the holder entered into a Forbearance Agreement amendment, as amended, and funding and conversions have not occurred since April 2011. As of June 30, 2012, this convertible note had $321,000 outstanding which was combined with the April 5, 2010 arrangement with JMJ Financial, Inc. JMJ Financial also sold this Note to River North Equity LLC.

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

In April of 2017, the Company received a judgment from the Federal District Court of Northern Illinois Eastern Division in its favor dismissing a claim by River North Equity which effectively negated two notes River North Equity purchased from JMJ Financial. At June 30, 2017 the amount recorded in Current Liabilities for the two notes and accrued interest thereon subject to the River North Equity claim was $1,046,416. Such amount is included in the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial which totaled $1,212,940 on that date. River North failed to appeal the Judgement by July 17, 2017 and the Judgement become final. As a result of this proceeding the Company recorded the cancellation of the two notes assigned to River North from JMJ Financial for a total of $693,060 of principal and $358,534 accrued interest thereon. This resulted in a $1,051,594 gain from the cancellation of debt during the three months ended September 30, 2017.

As of September 30, 2017, and as of June 30, 2017, the aggregate remaining amount of convertible securities held by JMJ could be converted into 42,039,500 and 303,234,810 common shares at the conversion floor price of $.004.

During the three months ended September 30, 2017 and 2016 the Company recorded $5,813 and $22,550 interest on this agreement.

At September 30, 2017 the amount recorded in Current Liabilities for convertible note plus accrued interest thereon previously issued to JMJ Financial was $109,000 and $59,158, respectively. At June 30, 2017 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $802,060 and $410,879, respectively.

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

The terms of the agreement, as amended, provide for interest to accrue on the unpaid portion at 9% per annum with monthly payments in cash or conversions into common stock of the Company; commencing with an initial $15,000 payment due on February 15, 2015, and thereafter and on or before the 15th day of each month thereafter the Company agrees to pay to Holder the following amounts; $30,000.00 per month on each of the following dates: March 15, 2015.

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

During the three months ended September 30, 20176 the Company repaid $9,460 of principle and $5,540 of interest under the agreement, with non-cash conversions of 187,500,000 shares of the Company’s common stock valued at $15,000. . The value of the forbearance debt obligation on June 30, 2017 was $809,873.

During the three months ended September 30, 2017 and 2016 the Company recorded $18,132 and $16,633 interest on this agreement. The value of the forbearance debt obligation on September 30, 2017 was $828,005.

As of June 30, 2017 this forbearance obligation, as amended, would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares, for the satisfaction of the next required monthly payment, and (ii) up to 10,123,399,750 shares of our common stock should the entire obligation be converted.

On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360,000, if repaid within revised payment period, without conversion rights, in connection with the default by the Company under a Convertible Debenture dated September 13, 2011. (See Note 5 and Note 8)

As of September 30, 2017 this forbearance obligation, as amended, would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares, for the satisfaction of the next required monthly payment, and (ii) up to 10,350,062,518 shares of our common stock should the entire obligation be converted.

Arrangement #3 (MH Investment trust II)

On August 26, 2014, the Company issued to the MH Investment Trust, a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 in which the Company received $40,000 in gross proceeds on September 1, 2014. The instrument is in the principal amount of $40,000 and matured on May 1, 2015. Interest only was payable at the rate of 12% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weighted average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion, or 65 % when the trading price exceeds $.0020 for the five days before such conversion. All proceeds received in connection with the proceeds of the financing used by the Company as working capital.

During the three months ended September 30, 2017 and 2016 the Company recorded $173 and $154 interest on this agreement.

At September 30, 2017 the note balance was $3,333 and accrued interest of $2,565, at 12%, remained due under this agreement. At June 30, 2017 the note balance was $3,333 and accrued interest of $2,392, at 12%; remained due under this agreement. Based upon the price of the Company’s common stock on September 30, 2017 and June 30, 2017 this Note is convertible into approximately 98,300,000 and 95,412,167 shares of common stock, respectively.

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

The Company had leased a warehouse and limited office space in Norwalk, Connecticut, commencing in April of 2015 with a monthly rental of $2,200 per month. The Company vacated the Norwalk premise in April 2016 and the Company moved its warehouse contents, primarily inventory and associated shipping materials of its mPower battery products into the Clifton premise. The Company has $22,000 of unpaid rent in accounts payable discontinued operations at September 30, 2017.

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

The value of the forbearance obligation on September 30, 2017 is $828,005 (See Note 3), all of which are included in current liabilities at that date. The value of the judgment totaled approximately $1.6 million as of December 31, 2014 and bears a punitive interest rate of 16% and would become payable in full (1.325 million) if the Company defaults under the forbearance obligation reduced by payments under the Forbearance Agreement, which payments through June 30, 2017 totaled $275,000. As of June 30, 2016, 812,500,000 shares from this reserve have been issued to satisfy the conversion provisions of the Forbearance Agreement. During the year ended June 30, 2017 187,500,000 shares were issued from this reserve and no amounts remain under the reserve agreement with our transfer agent. The Company is in arrears on the agreement and has negotiated a settlement for approximately $360,000 in cash payments. The Company is in arrears on this settlement. (See Note 3)

As of September 30, 2017, this forbearance obligation would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares immediately for the satisfaction of the next required monthly payment, and (ii) up to 10,350,062,518 shares of our common stock should the entire obligation be converted. Subsequent to September 30, 2017 this Forbearance Agreement with Fife has been amended several times; the most recent providing for settlement amounts less than the aggregate of liabilities recorded in the financial statements. (See Note 3)

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

The table below presents reconciliation for liabilities measured at fair value on a recurring basis at September 30, 2017 and 2016. At September 30,2017 the Company’s common stock is subject to limited trading and availability of shares for conversions is nominal. We therefore believe there is no basis for applying a derivative liability to the conversion feature of the Notes.

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Derivative Liability
	September 30,	September 30,
	2017	2016
Balance, Beginning of Period	$-	$-
Increase (Decrease) in Derivative and associated liabilities	-	-
Debt discounts	-	-
Balance, Ending	$-	$-

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

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost-efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At September 30, 2017, the carrying value of the notes payable and accrued interest for convertible agreements and officers’ notes was approximately $1,681,665. The JMJ convertible notes, which were originally due at various times through December 31, 2012, yield an interest rate of 12%, the Fife Forbearance obligation is 9%. Refer to Note 3 of these unaudited condensed consolidated financial statements for more information about the Company’s notes payable as of September 30, 2017.

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

During the three months ended September 30, 2017 and 2016, $0 and $2,250 have been charged for rent and $0 and $0 have been charged for other expenses, respectively, to the Company by Microphase. As a result of the foregoing transactions, as of September 30, 2017 and June 30, 2017, the Company owed $32,545 to Microphase.

OTHER RELATED PARTIES

On September 30, 2017, Mr. Biderman, an outside Director’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers were owed unpaid finders’ fees in the aggregate amount of $186,000, which is included in due to related parties. Also Mr. Biderman loaned the Company $90,000 in the fourth quarter of the fiscal year ended June 30, 2015 and additionally, he advanced the Company $20,000 in the fiscal year ended June 30, 2016, net of repayments, together with $7,123 and $5,486 of accrued interest for fiscal years 2017 and 2016 that resulted in $122,609 outstanding at June 30, 2017.

During the three months ended September 30, 2017 and 2016 the Company recorded $1,863 and $1,755 of accrued interest on this loan and $124,472 was outstanding at September 30, 2017.

During the three months ended September 30, 2017 and 2016, Mr. Biderman’s firm charged finders’ fees of $500 and $0.

During the three months ended September 30, 2017 and 2016, the Company recorded $0 and $0 of fees to the wife of the Company’s President, for product marketing services.

Transactions with Officers

At various points during past fiscal years Messrs. Durando, Dotoli and Smiley provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company.

During the three months ended September 30, 2017 and 2016, $10,076 and $9,082 have been charged for interest on loans from officers.

At September 30, 2017 the aggregate principal amount of the officers’ loans together with accrue interest totaled $679,604. At June 30, 2017 the officers’ loans together with accrue interest totaled $658,311.

8.	SUBSEQUENT EVENTS

●	Subsequent to September 30, 2017, Messrs. Durando, and Smiley loaned the Company approximately $38,100 and $20,000, to provide general working capital to commence the filings necessary to bring the Company’s financial statements and required periodic reports pursuant to section 13 or 15(d) of the securities exchange act of 1934 current. $10,000 of Mr. Smiley's loan is convertible into shares of the Company's common stock at $.00005, if available, for a period of one year.

●	From October 1, 2017 through the date hereof, the Company issued 1,700,000,000 shares of its common stock in private placements pursuant to Section 4(a)(2) of the Securities Act of 1933 raising gross proceeds aggregate of $85,000 all of which was used for working capital and general corporate purposes.

●	On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360,000, without conversion rights, in connection with the default by the Company under a Convertible Debenture dated September 13, 2011. On February 16, 2018 the Company and John Fife entered into an Amendment to a Judgment Settlement Agreement dated August 18, 2017 modifying the repayment schedule of a Convertible Debenture of the Company originally issued on September 13, 2011. The Company is in arrears on the revised settlement terms of a February 16, 2018 Amendment to such Agreement and does not believe it can settle such liability until after becoming current in its SEC filings. The revised agreement can be settled as soon as September 15, 2018 for $265,000 if paid in full, or up to $390,000 if paid in 24 monthly installments through September 2020. This would result in approximately a $600,000 gain if paid under the revised settlement terms.

●	Subsequent to September 30, 2017, effective October 19, 2017 Mr. Smiley returned 1,367,226,459 to the Company. Effective December 31, 2017 Patricia Dotoli, the wife of, Gus Dotoli, returned 1,336,972,075 shares of common stock to the Company.

●	On December 28, 2017 the Company entered into a non-binding letter of intent with Scepter Commodities, LLC for the proposed acquisition by Scepter of 80% of the fully-diluted shares of the Company on a reverse split basis.

●	On December 1, 2017 the Company announced in a Form 8k filing that as part of an over recapitalization of the Company that, subject to filing with the Secretary of State of New Jersey of an Amendment to its Certificate of Incorporation increasing it authorized shares of common stock to 72 billion shares, the Board of Directors has approved the granting of a total of 5,750,000,000 shares of common stock to Officers, Directors and an Accounting Consultant of the Company. It is necessary for the Company to complete the filing of 4 years of back state and federal income tax returns with the Department of Revenue of New Jersey in order to amend its Certificate of Incorporation. In addition, the Board of Directors approved the issuance of 16,000,000,000 shares to Officers and Directors and the Company’s accounting Consultant in exchange for aggregate indebtedness and fees owed to such persons in the approximate amount of $1,600,000.

●	On April 3, 2018, April 27, 2018, May 30, 2018 and June 21, 2018 the Company and Scepter entered into Amendment No. 2, 3 ,4 & 5 to a Letter of Intent with Scepter Commodities LLC extending the time frame for the Company to become current in its SEC filings to April 30, 2018, May 31, 2018, June 15, 2018, and until July 15, 2018, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

One version of the lithium battery based on a breakable separator was developed for an emergency reserve flashlight application.

Due to very limited financial resources, the Company has not been able to fund research and development of the SmartNanao battery during the quarter ended September 30, 2017.

Discontinuance of Jump Starter Products during Fiscal Year 2016

In June, 2016 the Company conditionally sold a patent covering a portion of its Jump product line for $25,000, in two installments each for $12,500, recording other income in its discontinued operations of that amount in the year ended June 30, 2016 and June 30, 2017.

Commencing in April of 2016, the Company began discontinuing its line of Jump Starter products due to increased competition and declining margins. The Company continues the wind-down of its remaining inventory of such products, estimated to have values of $3,477 & $3,477 as of September 30, 2017 & June 30, 2017 (See Note 1 under the caption “Discontinued Operations”).

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

THREE MONTHS ENDED SEPTEMBER 30, 2017 VS. SEPTEMBER 30, 2016

Continuing Operations

General and Administrative Expenses. General and administrative expenses charged to continuing operations were $34,803 for the three months ended September 30, 2017 compared to $63,754 for the three months ended September 30, 2016, a decrease of $28,951. In May of 2017 the Company suspended the salaries of the three officers of the Company. As a result in the three months ended September 30, 2017, saving approximately $50,000 The Company did incur accounting and administrative expenses, primarily for office space and professional fees in the current year that were an increase of over $20,000 from the prior year.

Other Income and Expense. Interest expense charged to continuing operations was $76,274 in Q1 2016 as compared to $62,889, a decrease of $13,385 due to smaller liability balances. The first quarter of fiscal year 2017 the Company included a non-cash gain in the current operation on debt extinguishments of $1,051,594 attributed to continuing operations, This resulted from the resolution of litigation with River North Equities, discussed in Note 3, compared to $0 in the prior relative period.

Net loss. mPhase recorded net income of $953,219 from continuing operations for the period ended September 30, 2017, less a $30,921 loss from discontinued operations, resulting in net income of $937,120 for the current year as compared to a net loss of $171,686 in the prior relative period, which consisted of a $140,765 loss from continuing operations and a $30,921 loss from discontinued operations for the three months ended September 30, 2016. The current period income is solely attributed to the gain on debt extinguishment discussed above.

The Company had income per common share of $0.00 in 2017 as compared to a loss per common share $(0.00) in 2016, based upon weighted average common shares outstanding of 17,769,060,874 and 17,929,573,192 during the periods ending September 30 2017 and, 2016, respectively.

Discontinued Operations

Revenues. Total revenues for the three months ended September 30, 2017 decreased to $0 from $19,892 in September 30, 2016. The revenue decrease for the current period was derived solely from discontinuation of sales of the mPower Jump products.

Cost of sales. Cost of sales decreased to $0 for the three months ended September 30, 2017 from $20,075 in September 30, 2016. This decrease is directly attributable to the discontinuation of sales of our mPower Jump products.

Research and Development. Research and development expenses were $0 for the three months ended September 30, 2017 as compared to $38 for the three months ended September 30, 2016, an decrease of $38. Such values are attributable to the wind-down of the Company’s efforts to develop its Jump Products and its limited resources to fund continued research and development of the SmartNanobattery.

Selling and Marketing Expenses. Selling and marketing expenses were $1,424 for the three months ended September 30, 2017 compared to $8,193 for the three months ended September 30, 2016, a decrease of $6,769. The decrease is attributable to the wind-down of the Company’s efforts to service customers of its line of Jump Products.

General and Administrative Expenses. General and administrative expenses charged to discontinued operations were $4,301 for the three months ended September 30, 2017 compared to $22,880 for the three months ended Septembe30, 2016, a decrease of $ 18,576. The Company had no salaries of the three officers of the Company in three months ended September 30, 2017, as compared to $15,000 in the period ended September 30, 2016. The Company also cut $3,579 of other administrative expenses, primarily for office space and professional fees in for the quarter ended September 30, 2017 as compared to the quarter ended September 30, 2016.

Other Income and Expense.  Interest expense charged to discontinued operations was $10,373 in the three months ended September 30, 2017 as compared to $12,127 in the same three months last year, a decrease of $1,754 due to lower liability balances. During the quarter ended September 30, 2017 other income from discontinued operations included $12,500 from the conditional sale of a patent.

Net loss from Discontinued Operations. mPhase recorded a net loss from discontinued operations of $16,098 for the three months ended September 30, 2017 as compared to $30,921 for the three months ended September 30, 2016.

This represents a loss from discontinued operations per common share of ($0.00) in 2017 as compared to $(0.00) in 2016, based upon weighted average common shares outstanding of 17,769,060,874 and 17,929,573,192 during the periods ending September 30, 2017 and 2016, respectively.

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

MATERIAL RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

During a portion of the fiscal year ended June 30, 2016, the Company leased office space from Microphase at its Norwalk location. Rental expense charged by Microphase was $4,500 from July 1, 2015 through June 30, 2016. Microphase provided certain research and development services and shares administrative personnel from time to time. Mr. Necdet Ergul retired as the chairman of the board of mPhase in Nov 2007. Mr. Ergul and his family had owned a controlling interest and he is a director of Microphase Corporation. Mr. Durando was a strategic employee of Microphase Corporation from January 2, 2015 through May 31, of 2017, prior to that he had been an officer since May 1, 1995 and director since March 31, 2010.On February 9, 2015 Mr. Durando assigned all his interests in the Capital Stock of Microphase to the RCKJ Trust as the Grantor. On June 2, 2017 the RCKJ Trust, the holder of Durando’s prior interest in Microphase, and the Ergul Family Limited partnership, the holder of Ergul’s prior interest in Microphase each exchanged all (its) their shares of stock in Microphase in exchange for shares of stock in Digital Power Corporation, a publicly-held company then listed on the New York Stock exchange.

During the three months ended September 30, 2017 and 2016, $0 and $0 have been charged for rent and $0 and $0 have been charged for other expenses, respectively, to the Company by Microphase. As a result of the foregoing transactions, as of September 30, 2017 and June 30, 2017, the Company owed $32,545 to Microphase.

OTHER RELATED PARTIES

A director of the Company was employed, until September 30, 2003, by our former investment-banking firm Lipper & Company. On September 30, 2017, Mr. Biderman, an outside Director’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers were owed unpaid finders’ fees in the aggregate amount of $186,000, which is included in amounts due to related parties. Also Mr. Biderman loaned the Company $90,000 in the fourth quarter of the fiscal year ended June 30, 2015 and additionally, he advanced the Company $20,000 in the fiscal year ended June 30, 2016, net of repayments, together with $7,123 and $5,486 of accrued interest for fiscal years 2017 and 2016 resulted in $122,609 outstanding at June 30, 2017.

During the three months ended September 30, 2017 and 2016 the Company recorded $1,863 and $1,755 of accrued interest on this loan and $124,472 was outstanding at September 30, 2017.

During the three months ended September 30, 2017 and 2016, Mr. Biderman’s firm charged finders’ fees of $500 and $0.

During the three months ended September 30, 2017 and 2016, the Company recorded $0 and $0 of fees to the wife of the Company’s President, for product marketing services.

Transactions with Officers

At various points during past fiscal years Messrs, Durando, Dotoli and Smiley provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand.

During the three months ended September 30, 2017 and 2016, $10,076 and $9,082 have been charged for interest on loans from officers.

At September 30, 2017 the aggregate principal amount of the officers’ loans together with accrue interest totaled $679,604. At June 30, 2017 the officers’ loans together with accrue interest totaled $658,311.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative losses of ($211,055,476) and a working capital deficit of ($3,537,730) as of September 30, 2017. The auditors’ report for the fiscal year ended June 30, 2017 includes the statement that “there is substantial doubt of the Company’s ability to continue as a going concern”. As of September 30, 2017, the Company had a negative net worth of ($3,536,930) compared to a negative net worth of ($4,508,943) as of June 30, 2017 as a result of the non recurring gain on debt extinguishments.

During the three months ended September 30, 2017, the Company issued 100,000,000 shares of its common stock in connection with private placements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, raising gross proceeds of $5,000 and incurring finder’s fees of $500. The proceeds were used by the Company as working capital. During the same quarter the officers advanced approximately $11,200 to the Company to fund limited operating activity.

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

The Company is considering strategic alternatives to best monetize its remaining patent portfolio restructuring and revising its debt obligations and Capital structure. The Company and the note holder for arrangements 1, JMJ Financial, had been renegotiating the settlement of these agreements; At June 30, 2017 the amount recorded in Current Liabilities for the two notes and accrued interest thereon subject to the River North Equity claim was $1,046,416. Such amount is included in the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial which totaled $1,212,940 on that date. River North Equity LLC which had purchased notes previously issued to JMJ Financial failed to appeal a Judgement in favor of the Company negating such Notes by July 17, 2017 and the Judgement become final. As a result of this proceeding the Company recorded the cancellation of the two notes assigned to River North from JMJ Financial for a total of $693,060 of principal and $358,534 accrued interest thereon. This resulted in a $1,051,594 gain from the cancellation of debt during the three months ended September 30, 2017. The Company, subsequent to the River North Equity and judicial action denying enforcement of such Notes, has been negotiating a settlement for the remaining $109,000 of principle and $59,158 of accrued interest thereon due to JMJ.

On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360,000, without conversion rights, in connection with the default by the Company under a Convertible Debenture dated September 13, 2011. At September 30, 2017 we had recorded $828,2005 for the value of the forbearance debt obligation. as amended.

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

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at September 30, 2017.

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

There was a change in our internal control over financial reporting during the quarter ended September 30, 2017, which included the laying off the Company’s accounting manager, which the Company remediated by the increased involvement of an external contract controller. The result of the changes in our internal control over financial reporting and the Company’s remediation steps to address the change, the Company believes it has made the necessary adjustments so that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Effective February 10, 2015, the Company entered into a Forbearance Agreement with John Fife. The agreement provides that theFife would forego his right to enforce its remedies pursuant to the judgment, which include demand for immediate payment of approximately $1.6 million, provided the Company satisfy its forbearance obligation of $1,003,943, and after accounting for a payment of $15,000 the Company paid, under the terms of the agreement. The terms of the agreement, as amended, provide for interest to accrue on the unpaid portion at 9% per annum with monthly payments in cash or conversions into common stock of the Company; commencing with an initial $15,000 payment due on February 15, 2015, and thereafter and on or before the 15th day of each month thereafter the Company agrees to pay to Holder the following amounts ; $30,000.00 per month on each of the following dates: March 15, 2015, April 15, 2015, May 15, 2015, June 15, 2015, and July 15, 2015; $15,000.00 per month on each of the following dates: August 15, 2015 and September 15, 2015; $20,000.00 per month on each of the following dates: October 15, 2015, November 15, 2015, and December 15, 2015; $35,000.00 per month on each of the following dates: January 15, 2016 and February 15, 2016 and March 15, 2016; and $50,000.00 per month thereafter until the Forbearance Amount has been paid in full. The Company has been able to meet its monthly payment obligations through September 2015.

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

Private Placements

During the three months ended September 30, 2017, the Company issued 100,000,000 shares of its common stock in connection with private placements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, raising gross proceeds of $5,000 and incurring finder’s fees of $500.

Stock Based Compensation

None.

Conversion of Debt Securities None.

Long Term Convertible Debentures / Debt Discount

The Company had three separate convertible debt arrangements with independent investors that were in effect at various times during the fiscal year ended June 30, 2017, all three of which were still active as of September 30, 2017.

During the three months ended September 30, 2017 no conversions were made under any Convertible Debentures.

These transactions are intended to provide liquidity and capital to the Company and are summarized below.

Arrangement #1 (JMJ Financial, Inc.)

The Company entered into a convertible note on November 17, 2009, in which the Company received a total of $186,000 of proceeds in connection with a new financing agreement with JMJ Financial. This transaction consists of the following: 1) a convertible note in the amount of $1,200,000 plus a one-time interest factor of 12% ($144,000) and a maturity date of September 23, 2012 and (2) a secured promissory note in the amount of $1,100,000 plus a one-time interest rate factor of 13.2% ($144,000 each) and a maturity date of September 23, 2012 due from the holder of the convertible note, of which the Company received a total of $150,000 of proceeds in connection with the second promissory note under this agreement. At June 30, 2012 this convertible note had $372,060 outstanding which was combined with the April 5, 2010 arrangement with JMJ Financial, Inc. JMJ Financial sold this Note to River North Equity LLC

On December 15, 2009 the Company entered into a new financing agreement with JMJ Financial that consists of the following: 1) a convertible note issued by the Company in the amount of $1,500,000 plus a one-time interest factor of 12% ($180,000) and a maturity date of December15, 2012 and (2) a secured promissory note in the amount of $1,400,000 plus a one-time interest rate factor of 13.2% ($180,000) and a maturity date of December 15, 2012 due from the holder of the convertible note. To date the Company has received a total of $300,000 cash under this note and has issued no shares of common stock to the holder upon conversions. The Company and the holder entered into a Forbearance Agreement amendment, as amended, and funding and conversions have not occurred since April 2011. As of June 30, 2012, this convertible note had $321,000 outstanding which was combined with the April 5, 2010 arrangement with JMJ Financial, Inc. JMJ Financial also sold this Note to River North Equity LLC.

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

In April of 2017, the Company received a judgment from the Federal District Court of Northern Illinois Eastern Division in its favor dismissing a claim by River North Equity which effectively negated two notes River North Equity purchased from JMJ Financial. At June 30, 2017 the amount recorded in Current Liabilities for the two notes and accrued interest thereon subject to the River North Equity claim was $1,046,416. Such amount is included in the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial which totaled $1,212,940 on that date. River North failed to appeal the Judgement by July 17, 2017 and the Judgement become final. As a result of this proceeding the Company recorded the cancellation of the two notes assigned to River North from JMJ Financial for a total of $693,060 of principal and $358,534 accrued interest thereon. This resulted in a $1,051,594 gain from the cancellation of debt during the three months ended September 30, 2017.

As of September 30, 2017, and as of June 30, 2017, the aggregate remaining amount of convertible securities held by JMJ could be converted into 42,039,500 and 303,234,810 common shares at the conversion floor price of $. 004.

The Company has not made any payments of the $37,018 monthly installment payments commencing October 1, 2012 and the holder has continued to accrue interest on the outstanding balance.

During the three months ended September 30, 2017 and 2016 the Company recorded $5,813 and $22,550 interest on this agreement.

At September 30, 2017 the amount recorded in Current Liabilities for convertible note plus accrued interest thereon previously issued to JMJ Financial was $109,000 and $59,158, respectively. At June 30, 2017 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $802,060 and $410,879, respectively.

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

The terms of the agreement, as amended, provide for interest to accrue on the unpaid portion at 9% per annum with monthly payments in cash or conversions into common stock of the Company; commencing with an initial $15,000 payment due on February 15, 2015, and thereafter and on or before the 15th day of each month thereafter the Company agrees to pay to Holder the following amounts; $30,000.00 per month on each of the following dates: March 15, 2015.

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

During the three months ended September 30, 20176 the Company repaid $9,460 of principle and $5,540 of interest under the agreement, with non-cash conversions of 187,500,000 shares of the Company’s common stock valued at $15,000. . The value of the forbearance debt obligation on June 30, 2017 was $809,873.

During the three months ended September 30, 2017 and 2016 the Company recorded $18,132 and $16,633 interest on this agreement. The value of the forbearance debt obligation on September 30, 2017 was $828,005.

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

As of September 30, 2017 this forbearance obligation, as amended, would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares, for the satisfaction of the next required monthly payment, and (ii) up to 10,350,062,518 shares of our common stock should the entire obligation be converted.

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

During the three months ended September 30, 2017 and 2016 the Company recorded $173 and $154 interest on this agreement.

At September 30, 2017 the note balance was $3,333 and accrued interest of $2,565, at 12%, remained due under this agreement. At June 30, 2017 the note balance was $3,333 and accrued interest of $2,392, at 12%; remained due under this agreement. Based upon the price of the Company’s common stock on September 30, 2017 and June 30, 2017 this Note is convertible into approximately 98,300,000 and 95,412,167 shares of common stock, respectively.

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

mPHASE TECHNOLOGIES, INC.

Dated: July 6, 2018	By:	/s/ Martin S. Smiley
Martin S. Smiley EVP, CFO and General Counsel

