Form 10-Q
period 2017-12-31
MPHASE TECHNOLOGIES INC
filed 2018-07-06
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED DECEMBER 31, 2017

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

mPHASE TECHNOLOGIES, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION
Item 1	Condensed Consolidated Balance Sheets - December 31, 2017 (Unaudited) and June 30, 2017	1
	Unaudited Condensed Consolidated Statements of Operations-Three Months Ended December 31, 2017 and 2016	2
	Unaudited Condensed Consolidated Statements of Operations-Six Months Ended December 31, 2017 and 2016	3
	Unaudited Condensed Consolidated Statements of Cash Flow-Six Months Ended December 31, 2017 and 2016	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5 - 17
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3	Quantitative and Qualitative Disclosures about Market Risk	24
Item 4	Controls and Procedures	24
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	28
Item 4.	(Removed and Reserved)	28
Item 5.	Other Information	28
Item 6.	Exhibits and Reports on Form 8-K	29
Signature Page		30

i

mPHASE TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	December 31, 2017	June 30, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$910	$4,163
Assets of discontinued operations	4,027	4,527
TOTAL CURRENT ASSETS	4,937	8,690

Property and equipment, net	-	683
Other assets	800	800

TOTAL ASSETS	$5,737	$10,173

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$433,025	$442,746
Accrued expenses	587,054	894,930
Due to related parties	218,545	217,045
Notes payable, Officers'	708,917	658,311
Notes payable, Director & Investor	129,364	123,609
Current Portion, Long term convertible debentures	958,882	1,615,266
Liabilities of discontinued operations	322,761	567,209
TOTAL CURRENT LIABILITIES	3,358,548	4,519,116

STOCKHOLDERS' DEFICIT
Common stock, par value $.001, 18,000,000,000 shares authorized, 15,360,514,523 and 17,764,713,048 shares issued and outstanding at December 31, 2017 (unaudited) & June 30, 2017, respectively	15,360,514	17,764,712
Additional paid in capital	192,197,424	189,718,941
Accumulated deficit	(210,910,749)	(211,992,596)
TOTAL STOCKHOLDERS' DEFICIT	(3,352,811)	(4,508,943)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,737	$10,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	December 31, 2017	December 31, 2016

REVENUES (Continuing Operations - see Note 1)	$-	$-

COSTS AND EXPENSES (Continuing Operations - see Note 1)

General and administrative	37,014	71,237

Depreciation and amortization	-	737

TOTAL COSTS AND EXPENSES	37,014	71,974

OPERATING LOSS	(37,014)	(71,974)

OTHER INCOME (EXPENSE)
Interest (Expense)	(60,359)	(74,455)
Gain on debt extinguishments	-	-
Other income (Expense)	-	-

TOTAL OTHER INCOME (EXPENSE)	$(60,359)	$(74,455)

Income (Loss) From Continuing Operations, before Income Taxes	$(97,373)	$(146,429)

Income (Loss) From Discontinued Operations	242,100	(37,626)

Income Taxes	-	-

Net Income (Loss)	144,727	(184,055)
Basic & Diluted Net loss per share:
Income (Loss) per share From Continuing Operations	$(0.00)	$(0.00)
Income (Loss) per share From Discontinued Operations	$0.00	$(0.00)
Net Income (Loss) per share	$0.00	$(0.00)
Weighted Average Number of Shares Outstanding;
Basic	16,730,533,668	17,747,643,845
Diluted	18,000,000,000	17,747,643,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 mPHASE TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended
	December 31, 2017	December 31, 2016

REVENUES (Continuing Operations - see Note 1)	$-	$-

COSTS AND EXPENSES (Continuing Operations - see Note 1)

General and administrative	71,816	134,947

Depreciation and amortization	683	1,474

TOTAL COSTS AND EXPENSES	72,499	136,421

OPERATING LOSS	(72,499)	(136,421)

OTHER INCOME (EXPENSE)
Interest (Expense)	(123,249)	(150,728)
Gain on debt extinguishments	1,051,594	-
Other income (Expense)	-	-

TOTAL OTHER INCOME (EXPENSE)	$928,345	$(150,728)

Income (Loss) From Continuing Operations, before Income Taxes	$855,846	$(287,149)

Income (Loss) From Discontinued Operations	226,001	(68,541)

Income Taxes	-	-

Net Income (Loss)	1,081,847	(355,690)
Basic & Diluted Net loss per share:
Income (Loss) per share From Continuing Operations	$0.00	$(0.00)
(Loss) per share From Discontinued Operations	$0.00	$(0.00)
Net Income (Loss) per share	$0.00	$(0.00)
Weighted Average Number of Shares Outstanding;
Basic	17,769,060,874	17,832,358,519
Diluted	18,000,000,000	17,832,358,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

 Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	December 31, 2017	December 31, 2016
Cash Flow From Operating Activities:
Net Income (Loss) From Continuing Operations	$855,846	$(287,150)
Net Income (Loss) from Discontinued Operations	226,001	(68,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	683	1,474
(Gain) on debt extinguishments	(1,309,069)	-
(Gain) on sale of patent	-	(12,500)
Other non-cash charges for beneficial conversion interest expense	60,785	60,785
Amortization of loan discount, finance company	5,284	5,238
Changes in assets and liabilities:
Accounts receivable	-	55
Inventories	-	20,074
Prepaid expenses and other current assets	(500)	-
Accounts payable & accrued expenses	110,548	147,513
Due to/from related parties
Microphase & Eagle	1,500	3,000
Officers	-	108,000
Net cash used in operating activities	(48,922)	(22,052)

Cash Flow Used in Investing Activities:
Purchase of fixed assets	-	-
Net Cash used in investing activities	-	-

Cash Flow from Financing Activities:
Proceeds from issuance of common stock, net of finders fees	13,500	27,000
Proceeds of demand note	2,000	-
Repayment to Finance Company	-	(7,062)
Proceeds from notes payable related parties	30,395	14,204
Repayment of notes payable related parties	(226)	(14,787)
Net cash provided by financing activities	$45,669	$19,355

Net (decrease) in cash	(3,253)	(2,697)

CASH AND CASH EQUIVALENTS, beginning of period	4,163	4,717
CASH AND CASH EQUIVALENTS, end of period	$910	$2,020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ending December 31, 2017 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2017.

GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Through December 31, 2017, the Company had incurred (a) cumulative losses totaling ($210,910,749) and (b) a stockholders’ deficit of ($3,352,811). At December 31, 2017, the Company had $910 of cash to fund short-term working capital requirements and used ($48,922) of cash in operations during the six months ended December 31, 2017. In addition, the Company relies on the continuation of funding through private placements of its common stock. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this quarterly report. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

INVENTORY- Discontinued Operations

The Company uses the First In First Out method (FIFO) to account for inventory which is carried at lower of cost and net realizable value. As of June 30, 2017, inventory consisted primarily of its various Jump products including the Jump and the mini Jump, and our remaining flashlight inventory, and was valued at $3,477. As of December 31, 2017, inventory consisted primarily of the Company’s line of Jump products including the new Jump Plus, and our remaining flashlight inventory, and was valued at $3,477. The Company’s Board of Directors, in a meeting on June 25, 2016, determined it was in the best interest of the Company to discontinue its entire line of Jump products in the 1st quarter of fiscal year 2017 owing to increased competition and decreasing margins. Appropriate reserves have been taken as of June 30, 2017 and December 31, 2017, to assure that the cost of such inventory does not exceed the expected net realizable value.

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

As of December 31, 2017, due to the Company’s current share price and lack of trading liquidity in the Company’s common stock, and limited shares available for conversions for outstanding convertible securities, there is no basis for applying a derivative liability to the conversion of these notes.

LOSS PER COMMON SHARE, BASIC AND DILUTED

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had no warrants to purchase shares of its common stock and no options to purchase shares of its common stock outstanding at December 31, 2017.

At December 31, 2017 the Company has convertible securities held by third parties that are immediately convertible into 769,169,083 shares of common stock. Under the terms of the Forbearance Agreement, as amended, with John Fife (arrangement #4), Fife may acquire a total of 12,498,311,583 shares of the Company’s common stock based upon the conversion terms; if the forbearance agreement discussed in Note 3 is settled entirely in stock. In addition, the Company has convertible notes plus accrued interest thereon held by officers of the Company, subject to availability, convertible into approximately 1,772,292,500, immediately, if available.

The following table illustrates debts convertible into shares of the Company’s Common Stock at December 31, 2017:

				Shares Convertible
	Note Principle	Accrued Interest	Total	immediately	over full term, if available*
Arrangement #1 - JMJ Financial, Inc	$109,000	$62,543	$171,543	42,885,750	42,885,750
Arrangement #2 - St. George Investments/Fife Forbearance Obligation	846,549	-	846,549	625,000,000	10,581,862,500
Arrangement #3 - MH Investment trust II	3,333	2,744	6,077	101,283,333	101,283,333
Total Convertible Notes payable	958,882	65,287	1,024,169	769,169,083	10,726,031,583
Notes Payable- Officers*	708,917	-	708,917	-	1,772,292,500
Total	$1,667,799	$65,287	$1,733,086	769,169,083	12,498,324,083

* convertible if shares available

DISCONTINUED OPERATIONS

The Company has classified the operating results and associated assets and liabilities from its Jump line of products, which ceased having material sales in the first quarter of Fiscal 2017, as Discontinued Operations in the Consolidated Financial Statements for the Fiscal Years ended June 30, 2017 and 2016.

The Assets and Liabilities associated with discontinued operations included in our Consolidated Balance Sheet were as follows:

	December 31, 2017			June 30, 2017
	(Unaudited)
ASSETS	Total	Discontinued	(Unaudited)	Total	Discontinued	(Unaudited)
CURRENT ASSETS
Cash	$910	$-	$910	$4,163	$-	$4,163
Accounts receivable, net	-	-	-	-	-	-
Inventory, net	3,477	3,477	-	3,477	3,477	-
Prepaid and other current assets	550	550	-	1,050	1,050	-
TOTAL CURRENT ASSETS	4,937	4,027	4,937	8,690	4,527	8,690

Property and equipment, net	-	-	-	683	-	683
Other assets	800	-	800	800	-	800

TOTAL ASSETS	5,737	4,027	5,737	10,173	4,527	10,173

LIABILITIES AND STOCKHOLDERS ’ DEFICIT
CURRENT LIABILITIES
Accounts payable	580,371	147,346	433,025	839,824	397,078	442,746
Accrued expenses	729,249	142,195	587,054	1,037,125	142,195	894,930
Due to related parties	218,545	-	218,545	217,045	-	217,045
Notes payable, Officers’	708,917	-	708,917	658,311	-	658,311
Notes payable, Director & Investor	129,364	-	129,364	123,609	-	123,609
Note Payable, Finance Company	33,220	33,220	-	27,936	27,936	-
Current Portion, Long term convertible debentures	958,882	-	958,882	1,615,266	-	1,615,266
TOTAL CURRENT LIABILITIES	$3,358,548	$322,761	$3,358,548	$4,519,116	$567,209	$3,951,907

DISCONTINUED OPERATIONS - (Continued)

Revenue and Expense Recognition for Discontinued Operations

The Company has recognized revenue on its JUMP products when the products were shipped, and title passed to the customer.

The results of discontinued operations include specifically identified and allocated common overhead expenses.

The Revenues and expenses associated with discontinued operations included in our Consolidated Statements of operations were as follows:

	For the Three Months Ended
	December 31, 2017	December 31, 2016
	Discontinued	Discontinued
REVENUES (Continuing Operations - see Note 1)	$-	$624

COSTS AND EXPENSES (Continuing Operations - see Note 1)

Cost of Sales	-	-

Research and Development	-	-

Selling and Marketing	670	2,705

General and administrative	4,561	23,805

Depreciation and amortization	-	-

TOTAL COSTS AND EXPENSES	5,231	26,510

OPERATING LOSS	(5,231)	(25,886)

OTHER INCOME (EXPENSE)
Interest (Expense)	(10,144)	(11,740)
Gain on debt extinguishments	257,475	-
Other income (Expense)	-	-

TOTAL OTHER INCOME (EXPENSE)	247,331	(11,740)

Income (Loss) from Discontinued Operations	$242,100	$(37,626)

DISCONTINUED OPERATIONS - (Continued)

Revenue and Expense Recognition for Discontinued Operations

The Company has recognized revenue on its JUMP products when the products were shipped, and title passed to the customer.

The results of discontinued operations include specifically identified and allocated common overhead expenses.

The Revenues and expenses associated with discontinued operations included in our Consolidated Statements of operations were as follows:

	For the Six Months Ended
	December 31, 2017	December 31, 2016
	Discontinued	Discontinued
REVENUES (Continuing Operations - see Note 1)	$-	$20,516

COSTS AND EXPENSES (Continuing Operations - see Note 1)

Cost of Sales	-	20,075

Research and Development	-	38

Selling and Marketing	2,094	10,898

General and administrative	8,863	46,679

Depreciation and amortization	-	-

TOTAL COSTS AND EXPENSES	10,957	77,690

OPERATING LOSS	(10,957)	(57,174)

OTHER INCOME (EXPENSE)
Interest (Expense)	(20,517)	(23,867)
Gain on debt extinguishments	257,475	-
Other income (Expense)	-	12,500

TOTAL OTHER INCOME (EXPENSE)	236,958	(11,367)

Income (Loss) from Discontinued Operations	$226,001	$(68,541)

2.	SUPPLEMENTAL CASH FLOW INFORMATION

	For the six months Ended
	December 31,	December 31,
	2017	2016
Statement of Operation Information:
Interest paid (net interest income)	$1,816	$49,736

Non-Cash Investing and Financing Activities:
Conversion of $9,460 convertible debt and $5,540 accrued interest to common stock in 2016	$-	$15,000
Amortization of loan discount	$5,285	$2,700

3.	EQUITY TRANSACTIONS NOTES PAYABLE AND CONVERTIBLE DEBT

Private Placements

During the six months ended December 31, 2017, the Company issued 300,000,000 shares of its common stock in connection with private placements pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended, raising gross proceeds of $15,000 and incurring finder’s fees of $1,500. The proceeds were used by the Company as working capital.

During the six months ended December 31, 2016, the Company issued 600,000,000 shares of its common stock in connection with private placements pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended, raising gross proceeds of $30,000 and incurring finder’s fees of $3,000. The proceeds were used by the Company as working capital.

Stock Based Compensation

During the six months ended December 31, 2017, the Company did not issue any common stock, warrants or options to employees or officers.

During the six months ended December 31, 2016, the Company did not issue any common stock, warrants or options to employees or officers.

Other Short-Term Notes

Note Payable, Director

A Director of the Company loaned the Company $90,000 in the fourth quarter of fiscal year ended June 30, 2015 and additionally advanced the Company $60,000 and received $40,000 in repayments during the fiscal year ended June 30, 2016, which together with $5,486 of accrued interest for FYE 2016 and $7,123 of accrued interest for FYE 2017 resulted in $122,609 outstanding at June 30, 2017 During the six months ended December 31, 2017 and 2016 the Company recorded $3,755 and $3,537 of accrued interest and $126,364 was outstanding at December 31, 2017.

Other Note payable

During the fourth quarter fiscal 2017 an unaffiliated shareholder advanced the Company $1,000. At June 30, 2017 $1,000 remained outstanding under this note.  During the quarter ended December 31, 2017 this shareholder advanced the Company $2,000. At December 31, 2017 $3,000 remained outstanding under this note.

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

During the six months ended December 31, 2017 and 2016 we incurred $5,285 and $5,238 of finance charges under this note and at December 31, 2017, $33,220 remained outstanding.

Long Term Convertible Debentures / Debt Discount

The Company had three separate convertible debt arrangements with independent investors that were in effect at various times during the fiscal year ended June 30, 2017, all three of which were still active as of December 31, 2017.

During the six months ended December 31,2017 no conversions were made under any Convertible Debentures.

During the six months ended December 31, 2016, the Company incurred the conversion of $15,000 of Convertible Debt, which consisted of $5,540 principal and $9,460 accrued interest thereon relating to the forbearance agreement, into 187,500,000 shares of the Company’s Common stock.

The following table summarizes notes payable under convertible debt and debenture agreements as of:

	December 31,	June 30,
	2017
	(unaudited)
Arrangement #1 - JMJ Financial, Inc	$109,000	$802,060
Arrangement #2 - St. George Investments/Fife Forbearance Obligation	846,549	809,873
Arrangement #3 - MH Investment trust II	3,333	3,333
Total notes payable	958,882	1,615,266
Convertible Notes payable-short term portion	$958,882	$1,615,266

Included in accrued expenses is $66,287 and $413,271 of interest accrued on these notes at December 31, 2017 (unaudited) and June 30, 2017, respectively.

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

In April of 2017, the Company received a judgment from the Federal District Court of Northern Illinois Eastern Division in its favor dismissing a claim by River North Equity which effectively negated two notes River North Equity purchased from JMJ Financial. At June 30, 2017 the amount recorded in Current Liabilities for the two notes and accrued interest thereon subject to the River North Equity claim was $1,046,416. Such amount is included in the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial which totaled $1,212,940 on that date. River North failed to appeal the Judgement by July 17, 2017 and the Judgement become final. As a result of this proceeding the Company recorded the cancellation of the two notes assigned to River North from JMJ Financial for a total of $693,060 of principal and $358,534 accrued interest thereon. This resulted in a $1,051,594 gain from the cancellation of debt during the six months ended December 31, 2017.

As of December 31, 2017, and as of June 30, 2017, the aggregate remaining amount of convertible securities held by JMJ could be converted into 42,885,750 and 303,234,810 common shares at the conversion floor price of $.004.

During the six months ended December 31, 2017 and 2016 the Company recorded $9,198 and $45,553 interest on this agreement.

At December 31, 2017 the amount recorded in Current Liabilities for convertible note plus accrued interest thereon previously issued to JMJ Financial was $109,000 and $62,543, respectively. At June 30, 2017 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $802,060 and $410,879, respectively.

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

During the six months ended December 31, 2017 and 2016 the Company recorded $36,676 and $33,588 interest on this agreement. The value of the forbearance debt obligation on December 31, 2017 was $846,549.

As of June 30, 2017, this forbearance obligation, as amended, would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares, for the satisfaction of the next required monthly payment, and (ii) up to 10,123,399,750 shares of our common stock should the entire obligation be converted.

On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360,000, without conversion rights, if repaid in full according to revised terms, in connection with the default by the Company under a Convertible Debenture dated September 13, 2011. (See Note 5 & Note 8)

As of December 31, 2017, this forbearance obligation, as amended, would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares, for the satisfaction of the next required monthly payment, and (ii) up to 10,581,862,500 shares of our common stock should the entire obligation be converted.

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

During the six months ended December 31, 2017 and 2016 the Company recorded $352 and $313 interest on this agreement.

At December 31, 2017 the note balance was $3,333 and accrued interest of $2,744, at 12%, remained due under this agreement. At June 30, 2017 the note balance was $3,333 and accrued interest of $2,392, at 12%; remained due under this agreement. Based upon the price of the Company’s common stock on December 31, 2017 and June 30, 2017 this Note is convertible into approximately 101,283,333 and 95,412,167 shares of common stock, respectively.

Retired shares

Effective June 26, 2016, November 25, 2016 and June 26, 2017, Karen Durando, the wife of Ron Durando, returned 299,569,203, 800,000,000 and 295,430,797, for a total of 1,395,000,000 shares of common stock to the Company.

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

The Company had leased a warehouse and limited office space in Norwalk, Connecticut, commencing in April of 2015 with a monthly rental of $2,200 per month. The Company vacated the Norwalk premise in April 2016 and the Company moved its warehouse contents, primarily inventory and associated shipping materials of its mPower battery products into the Clifton premise. The Company has $22,000 of unpaid rent in accounts payable discontinued operations at December 31, 2017.

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

The value of the forbearance obligation on December 31, 2017 is $828,005 (See Note 3), all of which are included in current liabilities at that date. The value of the judgment totaled approximately $1.6 million as of December 31, 2014 and bears a punitive interest rate of 16% and would become payable in full (1.325 million) if the Company defaults under the forbearance obligation reduced by payments under the Forbearance Agreement, which payments through June 30, 2017 totaled $275,000. As of June 30, 2016, 812,500,000 shares from this reserve have been issued to satisfy the conversion provisions of the Forbearance Agreement. During the year ended June 30, 2017 187,500,000 shares were issued from this reserve and no amounts remain under the reserve agreement with our transfer agent. The Company is in arrears on the agreement and has negotiated a settlement for approximately $360,000 in cash payments. The Company is in arrears on this settlement. (See Note 3)

As of December 31, 2017, this forbearance obligation would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares immediately for the satisfaction of the next required monthly payment, and (ii) up to 10,581,862,500 shares of our common stock should the entire obligation be converted. Subsequent to December 31, 2017 this Forbearance Agreement with Fife has been amended several times; the most recent providing for settlement amounts less than the aggregate of liabilities recorded in the financial statements. (See Note 3)

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

The table below presents reconciliation for liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016. At December 31,2017 the Company’s common stock is subject to limited trading and availability of shares for conversions is nominal. We therefore believe there is no basis for applying a derivative liability to the conversion feature of the Notes.

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

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost-efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At December 31, 2017, the carrying value of the notes payable and accrued interest for convertible agreements and officers’ notes was approximately $1,733,086. The JMJ convertible notes, which were originally due at various times through December 31, 2012, yield an interest rate of 12%, the Fife Forbearance obligation is 9%. Refer to Note 3 of these unaudited condensed consolidated financial statements for more information about the Company’s notes payable as of December 31, 2017.

7.	RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

The Company leased office space from Microphase at its Norwalk location. Microphase also provided certain research and development services and shares administrative personnel from time to time. Mr. Necdet Ergul retired as the chairman of the board of mPhase in Nov 2007. Mr. Ergul and his family had owned a controlling interest and he is a director of Microphase Corporation. Mr. Durando was a strategic employee of Microphase Corporation from January 2, 2015 through May 31, of 2017. On February 9, 2015, Mr. Durando assigned all his interests in the Capital Stock of Microphase to the RCKJ Trust as the Grantor. On June 2, 2017 the RCKJ Trust, the holder of Durando’s prior interest in Microphase, and the Ergul Family Limited partnership, the holder of Ergul’s prior interest in Microphase, each exchanged all their respective shares of stock in Microphase in exchange for shares of stock in Digital Power Corporation, a publicly-held company then listed on the New York Stock exchange. As of December 31, 2017 and June 30, 2017, the Company owed $32,545 to Microphase.

OTHER RELATED PARTIES

On December 31, 2017, Mr. Biderman, an outside Director’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers were owed unpaid finders’ fees in the aggregate amount of $186,000, which is included in due to related parties. Also Mr. Biderman loaned the Company $90,000 in the fourth quarter of the fiscal year ended June 30, 2015 and additionally, he advanced the Company $20,000 in the fiscal year ended June 30, 2016, net of repayments, together with $7,123 and $5,486 of accrued interest for fiscal years 2017 and 2016 that resulted in $122,609 outstanding at June 30, 2017.

During the six months ended December 31, 2017 and 2016 the Company recorded $3,755 and $3,537 of accrued interest on this loan and $126,364 was outstanding at December 31, 2017.

During the six months ended December 31, 2017 and 2016, Mr. Biderman’s firm charged finders’ fees of $1,500 and $3,000.

Transactions with Officers

At various points during past fiscal years Messrs. Durando, Dotoli and Smiley provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company.

During the six months ended December 31, 2017 and 2016, $20,437 and $18,209 have been charged for interest on loans from officers.

At December 31, 2017 the aggregate principal amount of the officers’ loans together with accrue interest totaled $708,917. At June 30, 2017 the officers’ loans together with accrue interest totaled $658,311.

8.	SUBSEQUENT EVENTS

●	Subsequent to December 31, 2017, Messrs. Durando, and Smiley loaned the Company approximately $38,100 and $20,000, to provide general working capital to commence the filings necessary to bring the Company’s financial statements and required periodic reports pursuant to section 13 or 15(d) of the securities exchange act of 1934 current. $10,000 of Mr. Smiley's loan is convertible into shares of the Company's common stock at $.00005, if available, for a period of one year.

●	From January 1, 2018 through the date hereof, the Company issued 1,100,000,000 shares of its common stock in private placements pursuant to Section 4(a)(2) of the Securities Act of 1933 raising gross proceeds aggregate of $55,000 all of which was used for working capital and general corporate purposes.

●	On February 16, 2018 the Company and John Fife entered into an Amendment to a Judgment Settlement Agreement dated August 18, 2017 modifying the repayment schedule of a Convertible Debenture of the Company originally issued on September 13, 2011. The Company is in arrears on the revised settlement terms of the February 16, 2018 Amendment and believes it can not settle such liability until after becoming current in its SEC filings. The revised agreement can be settled as soon as September 15, 2018 for $265,000 if paid in full, or up to $390,000 if paid in 24 monthly installments through September, 2020. This would result in approximately a $600,000 gain in paid under the revised settlement terms.

●	On April 3, 2018, April 27, 2018, May 30, 2018 and June 21, 2018 the Company and Scepter entered into Amendment No. 2, 3 ,4 & 5 to a Letter of Intent with Scepter Commodities LLC extending the time frame for the Company to become current in its SEC filings to April 30, 2018, May 31, 2018, June 15, 2018, and until July 15, 2018, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Due to very limited financial resources, the Company has not been able to fund research and development of the SmartNanao battery during the quarter ended December 31, 2017.

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

On December 28, 2017 the Company entered into a non-binding letter of intent with Scepter Commodities, LLC for the proposed acquisition by Scepter of 80% of the fully-diluted shares of the Company.

Discontinuance of Jump Starter Products during Fiscal Year 2016

In June, 2016 the Company conditionally sold a patent covering a portion of its Jump product line for $25,000, in two installments each for $12,500, recording other income in its discontinued operations of that amount in the year ended June 30, 2016 and June 30, 2017.

Commencing in April of 2016, the Company began discontinuing its line of Jump Starter products due to increased competition and declining margins. The Company continues the wind-down of its remaining inventory of such products, estimated to have values of $3,477 & $3,477 as of December 31, 2017 & June 30, 2017 (See Note 1 under the caption “Discontinued Operations”).

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

THREE MONTHS ENDED DECEMBER 31, 2017 VS. DECEMBER 31, 2016

Continuing Operations

General and Administrative Expenses. General and administrative expenses charged to continuing operations were $37,014 for the three months ended December 31, 2017 compared to $71,237 for the three months ended December 31, 2016, a decrease of $34,223. In May of 2017 the Company suspended the salaries of the three officers of the Company. As a result, in the six months ended December 31, 2017, saving approximately $54,000 The Company did incur accounting and administrative expenses, primarily for office space and professional fees in the current year that were an increase of over $20,000 from the prior year.

Other Income and Expense. Interest expense charged to continuing operations was $60,359 in Q2 2018 as compared to $74,455 in Q2 2017, a decrease of $14,096 due to lower liability balances.

Net loss. mPhase recorded a net loss of $97,373 from continuing operations for the quarter ended December 31, 2017, plus $242,100 of income from discontinued operations, resulting in net income of $144,727 for the current quarter as compared to a net loss of $184,055 in the prior relative period, which consisted of a $146,429 loss from continuing operations and a $37,626 loss from discontinued operations for the three months ended December 31, 2016.

The Company had income per common share of $0.00 in Q2 2018 as compared to a loss per common share $(0.00) in 2017, based upon weighted average common shares outstanding of 16,730,533,668 and 17,747,643,845 during the quarters ending December 31 2017 and, 2016, respectively.

Discontinued Operations

Revenues. Total revenues for the three months ended December 31, 2017 decreased to $0 from $624 in December 31, 2016. The revenue decrease for the current period was derived solely from discontinuation of sales of the mPower Jump products.

Cost of sales. Cost of sales decreased to $0 for the three months ended December 31, 2017 from $0 in December 31, 2016. This decrease is directly attributable to the discontinuation of sales of our mPower Jump products.

Research and Development. Research and development expenses were $0 for the three months ended December 31, 2017 as compared to $0 for the three months ended December 31, 2016. Such values are attributable to the wind-down of the Company’s efforts to develop its Jump Products and its limited resources to fund continued research and development of the SmartNanobattery.

Selling and Marketing Expenses. Selling and marketing expenses were $670 for the three months ended December 31, 2017 compared to $2,705 for the three months ended December 31, 2016, a decrease of $2,035. The decrease is attributable to the wind-down of the Company’s efforts to service customers of its line of Jump Products.

General and Administrative Expenses. General and administrative expenses charged to discontinued operations were $4,561 for the three months ended December 31, 2017 compared to $23,805 for the three months ended December 30, 2016, a decrease of $19,244. The Company had no salaries of the three officers of the Company in three months ended December 31, 2017, as compared to $15,000 in the period ended December 31, 2016. The Company also cut $4,244 of other administrative expenses, primarily for office space and professional fees in for the quarter ended December 31, 2017 as compared to the quarter ended December 31, 2016.

Other Income and Expense.  Interest expense charged to discontinued operations was $10,144 in the three months ended December 2017 as compared to $11,740 in the same three months last year, a decrease of due to lower liability balances. During the quarter ended December 31, 2017 the Company recorded $257,475 gain on debt extinguishments pertaining to discontinued liabilities.

Net loss from Discontinued Operations. mPhase recorded a net income from discontinued operations of $247,331 for the three months ended December 31, 2017 as compared to a net loss of $37,626 for the three months ended December 31, 2016 due to, cancellation of accounts payable.

This represents net income from discontinued operations per common share of $0.00 in Q2 2018 as compared to a loss of $(0.00) in 2017, based upon weighted average common shares outstanding of 16,730,553,668 and 17,747,643,845 during the quarters ended December 31, 2017 and 2016, respectively.

SIX MONTHS ENDED DECEMBER 31, 2017 VS. DECEMBER 31, 2016

Continuing Operations

General and Administrative Expenses. General and administrative expenses charged to continuing operations were $71,816 for the six months ended December 31, 2017 compared to $134,947 for the six months ended December 31, 2016, a decrease of $63,131. In May of 2017 the Company suspended the salaries of the three officers of the Company. As a result in the six months ended December 31, 2017, saving approximately $100,000 The Company did incur accounting and administrative expenses, primarily for office space and professional fees in the current year that were an increase of over $40,000 from the prior year.

Other Income and Expense. Interest expense charged to continuing operations was $123,249 in the six months in Fiscal 2018 as compared to $150,728 for the prior period, an increase of $13,385 due to larger liability balances. The first six months of fiscal year 2018 the Company included a non-cash gain resulting from the gain on debt extinguishments of $1,051,594 attributed to continuing operations, This resulted from the resolution of litigation with River North Equities, discussed in Note 3, compared to $0 in the prior relative period.

Net loss. mPhase recorded net income of $855,846 from continuing operations for the six month period ended December 31, 2017, plus $226,001 of income from discontinued operations, resulting in net income of $1,081,847 for the current year as compared to a net loss of $355,690 in the prior relative period, which consisted of a $287,149 loss from continuing operations and a $68,541 loss from discontinued operations for the six months ended December 31, 2016. The current period income is solely attributed to the gain on debt extinguishment discussed above.

The Company had income per common share of $0.00 in Q2 2018 as compared to a loss per common share $(0.00) in Q2 2017, based upon weighted average common shares outstanding of 17,769,060,874 and 17,832,358,519 during the six month periods ending December 31 2017 and, 2016, respectively.

Discontinued Operations

Revenues. Total revenues for the six months ended December 31, 2017 decreased to $0 from $20,516 in 2016. The revenue decrease for the current period was derived solely from discontinuation of sales of the mPower Jump products.

Cost of sales. Cost of sales decreased to $0 for the six months ended December 31, 2017 from $20,075 in December 31, 2016. This decrease is directly attributable to the discontinuation of sales of our mPower Jump products.

Research and Development. Research and development expenses were $0 for the six months ended December 31, 2017 as compared to $38 for the six months ended December 31, 2016, an decrease of $38. Such values are attributable to the wind-down of the Company’s efforts to develop its Jump Products and its limited resources to fund continued research and development of the SmartNanobattery.

Selling and Marketing Expenses. Selling and marketing expenses were $2,094 for the six months ended December 31, 2017 compared to $10,898 for the six months ended December 31, 2016, a decrease of $8,804. The decrease is attributable to the wind-down of the Company’s efforts to service customers of its line of Jump Products.

General and Administrative Expenses. General and administrative expenses charged to discontinued operations were $8,863 for the six months ended December 31, 2017 compared to $46,679 for the six months ended December 31, 2016, a decrease of $37,876. The Company had no salaries of the three officers of the Company in six months ended December 31, 2017, as compared to $30,000 in the period ended December 31, 2016. The Company also cut $7,816 of other administrative expenses, primarily for office space and professional fees in for the six months ended December 31, 2017 as compared to the quarter ended December 31, 2016.

Other Income and Expense.  Interest expense charged to discontinued operations was $20,517 in the six months ended December 2017 as compared to $23,867 in the same six months last year, a decrease of $3,350 due to lower liability balances. During the six months ended December 31, 2017 the Company recorded $257,475 of gain on dept extinguishments of discontinued liabilities. During the six months ended December 31, 2016 other income from discontinued operations included $12,500 from the conditional sale of a patent.

Net loss from Discontinued Operations. mPhase recorded a net income from discontinued operations of $226,001 for the six months ended December 31, 2017 as compared to a loss of $68,541 for the six months ended December 31, 2016.

This represents net income from discontinued operations per common share of $0.00 in Q2 2018 as compared to a loss of $(0.00) in 2017, based upon weighted average common shares outstanding of 17,769,060,874 and 17,832,358,519 during the six months ended December 31, 2017 and 2016, respectively.

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

MATERIAL RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

The Company leased office space from Microphase at its Norwalk location. Microphase provided certain research and development services and shares administrative personnel from time to time. Mr. Necdet Ergul retired as the chairman of the board of mPhase in Nov 2007. Mr. Ergul and his family had owned a controlling interest and he is a director of Microphase Corporation. Mr. Durando was a strategic employee of Microphase Corporation from January 2, 2015 through May 31, of 2017, prior to that he had been an officer since May 1, 1995 and director since March 31, 2010.On February 9, 2015 Mr. Durando assigned all his interests in the Capital Stock of Microphase to the RCKJ Trust as the Grantor. On June 2, 2017 the RCKJ Trust, the holder of Durando’s prior interest in Microphase, and the Ergul Family Limited partnership, the holder of Ergul’s prior interest in Microphase each exchanged all (its) their shares of stock in Microphase in exchange for shares of stock in Digital Power Corporation, a publicly-held company then listed on the New York Stock exchange. As of December 31, 2017 and June 30, 2017, the Company owed $32,545 to Microphase.

OTHER RELATED PARTIES

A director of the Company was employed, until December 31, 2003, by our former investment-banking firm Lipper & Company. On December 31, 2017, Mr. Biderman, an outside Director’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers were owed unpaid finders’ fees in the aggregate amount of $186,000, which is included in amounts due to related parties. Also Mr. Biderman loaned the Company $90,000 in the fourth quarter of the fiscal year ended June 30, 2015 and additionally, he advanced the Company $20,000 in the fiscal year ended June 30, 2016, net of repayments, together with $7,123 and $5,486 of accrued interest for fiscal years 2017 and 2016 resulting in $122,609 outstanding at June 30, 2017.

During the six months ended December 31, 2017 and 2016 the Company recorded $3,755 and $3,537 of accrued interest on this loan and $126,364 was outstanding at December 31, 2017.

During the six months ended December 31, 2017 and 2016, Mr. Biderman’s firm charged finders’ fees of $1,500 and $3,000.

Transactions with Officers

At various points during past fiscal years Messrs, Durando, Dotoli and Smiley provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of the notes are payable on demand.

During the six months ended December 31, 2017 and 2016, $20,437 and $18,209 have been charged for interest on loans from officers.

At December 31, 2017 the aggregate principal amount of the officers’ loans together with accrue interest totaled $708,917. At June 30, 2017 the officers’ loans together with accrue interest totaled $658,311.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative losses of ($210,910,749) and a working capital deficit of ($3,353,611) as of December 31, 2017. The auditors’ report for the fiscal year ended June 30, 2017 includes the statement that “there is substantial doubt of the Company’s ability to continue as a going concern”. As of December 31, 2017, the Company had a negative net worth of ($3,352,811) compared to a negative net worth of ($4,508,943) as of June 30, 2017 as a result of a non recurring gain on debt extinguishment.

During the six months ended December 31, 2017, the Company issued 300,000,000 shares of its common stock in connection with private placements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, raising gross proceeds of $15,000 and incurring finder’s fees of $1,500. The proceeds were used by the Company as working capital. During the same quarter the officers advanced approximately $30,400 to the Company to fund limited operating activity.

During the six months ended December 31, 2016, the Company did not issue any common stock in private placements. During the same quarter the officers deferred $54,000 of salary and advanced approximately $8,500 to the Company to fund limited operating activity.

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

The Company is considering strategic alternatives to best monetize its remaining patent portfolio restructuring and revising its debt obligations and Capital structure. The Company and the note holder for arrangements 1, JMJ Financial, had been renegotiating the settlement of these agreements; At June 30, 2017 the amount recorded in Current Liabilities for the two notes and accrued interest thereon subject to the River North Equity claim was $1,046,416. Such amount is included in the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial which totaled $1,212,940 on that date. River North Equity LLC which had purchased notes previously issued to JMJ Financial failed to appeal a Judgement in favor of the Company negating such Notes by July 17, 2017 and the Judgement become final. As a result of this proceeding the Company recorded the cancellation of the two notes assigned to River North from JMJ Financial for a total of $693,060 of principal and $358,534 accrued interest thereon. This resulted in a $1,051,594 gain from the cancellation of debt during the six months ended December 31, 2017. The Company, subsequent to the River North Equity and judicial action denying enforcement of such Notes, has been negotiating a settlement for the remaining $109,000 of principle and $62,543 of accrued interest thereon due to JMJ.

On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360,000, without conversion rights, in connection with the default by the Company under a Convertible Debenture dated September 13, 2011. At December 31, 2017 we had recorded $846,549 for the value of the forbearance debt obligation as amended because payment has not been made on the reused amendment.

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

On December 28, 2017 the Company entered into a Letter of Intent with Scepter Commodities LLC for Scepter to merge into mPhase wherein shareholders of Scepter would own 80% of the outstanding common stock of the Company with mPhase shareholders owning 20% of the common stock of the combined company.

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

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at December 31, 2017.

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

There was a change in our internal control over financial reporting during the quarter ended December 31, 2017, which included the laying off the Company’s accounting manager, which the Company remediated by the increased involvement of an external contract controller. The result of the changes in our internal control over financial reporting and the Company’s remediation steps to address the change, the Company believes it has made the necessary adjustments so that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Effective February 10, 2015, the Company entered into a Forbearance Agreement with John Fife. The agreement provides that the Fife would forego his right to enforce its remedies pursuant to the judgment, which include demand for immediate payment of approximately $1.6 million, provided the Company satisfy its forbearance obligation of $1,003,943, and after accounting for a payment of $15,000 the Company paid, under the terms of the agreement. The terms of the agreement, as amended, provide for interest to accrue on the unpaid portion at 9% per annum with monthly payments in cash or conversions into common stock of the Company; commencing with an initial $15,000 payment due on February 15, 2015, and thereafter and on or before the 15th day of each month thereafter the Company agrees to pay to Holder the following amounts ; $30,000.00 per month on each of the following dates: March 15, 2015, April 15, 2015, May 15, 2015, June 15, 2015, and July 15, 2015; $15,000.00 per month on each of the following dates: August 15, 2015 and September 15, 2015; $20,000.00 per month on each of the following dates: October 15, 2015, November 15, 2015, and December 15, 2015; $35,000.00 per month on each of the following dates: January 15, 2016 and February 15, 2016 and March 15, 2016; and $50,000.00 per month thereafter until the Forbearance Amount has been paid in full. The Company has been able to meet its monthly payment obligations through September 2015.

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

Private Placements

During the six months ended December 31, 2017, the Company issued 300,000,000 shares of its common stock in connection with private placements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, raising gross proceeds of $15,000 and incurring finder’s fees of $1,500.

Stock Based Compensation

None.

Conversion of Debt Securities None.

Long Term Convertible Debentures / Debt Discount

The Company had three separate convertible debt arrangements with independent investors that were in effect at various times during the fiscal year ended June 30, 2017, all three of which were still active as of December 31, 2017.

During the six months ended December 31, 2017 no conversions were made under any Convertible Debentures.

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

In April of 2017, the Company received a judgment from the Federal District Court of Northern Illinois Eastern Division in its favor dismissing a claim by River North Equity which effectively negated two notes River North Equity purchased from JMJ Financial. At June 30, 2017 the amount recorded in Current Liabilities for the two notes and accrued interest thereon subject to the River North Equity claim was $1,046,416. Such amount is included in the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial which totaled $1,212,940 on that date. River North failed to appeal the Judgement by July 17, 2017 and the Judgement become final. As a result of this proceeding the Company recorded the cancellation of the two notes assigned to River North from JMJ Financial for a total of $693,060 of principal and $358,534 accrued interest thereon. This resulted in a $1,051,594 gain from the cancellation of debt during the six months ended December 31, 2017.

As of December 31, 2017, and as of June 30, 2017, the aggregate remaining amount of convertible securities held by JMJ could be converted into 42,885,750 and 303,234,810 common shares at the conversion floor price of $. 004.

The Company has not made any payments of the $37,018 monthly installment payments commencing October 1, 2012 and the holder has continued to accrue interest on the outstanding balance.

During the six months ended December 31, 2017 and 2016 the Company recorded $9,198 and $45,554 interest on this agreement.

At December 31, 2017 the amount recorded in Current Liabilities for the convertible note plus accrued interest thereon previously issued to JMJ Financial was $109,000 and $62,543, respectively. At June 30, 2017 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $802,060 and $410,879, respectively.

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

During the six months ended December 31, 20176 the Company recorded repaid $9,460 of principle and $5,540 of interest under the agreement, with non-cash conversions of 187,500,000 shares of the Company’s common stock valued at $15,000. . The value of the forbearance debt obligation on June 30, 2017 was $809,873.

During the six months ended December 31, 2017 and 2016 the Company recorded $36,676 and $33,588 interest on this agreement. The value of the forbearance debt obligation on December 31, 2017 was $846,549.

As of June 30, 2017 this forbearance obligation, as amended, would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares, for the satisfaction of the next required monthly payment, and (ii) up to 10,123,399,750 shares of our common stock should the entire obligation be converted.

On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360,000, without conversion rights, if repaid in full according with revised terms, in connection with the default by the Company under a Convertible Debenture dated September 13, 2011.

As of December 31, 2017 this forbearance obligation, as amended, would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares, for the satisfaction of the next required monthly payment, and (ii) up to 10,581,862,500 shares of our common stock should the entire obligation be converted.

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

During the six months ended December 31, 2017 and 2016 the Company recorded $173 and $154 interest on this agreement.

At December 31, 2017 the note balance was $3,333 and accrued interest of $2,744, at 12%, remained due under this agreement. At June 30, 2017 the note balance was $3,333 and accrued interest of $2,392, at 12%; remained due under this agreement. Based upon the price of the Company’s common stock on December 31, 2017 and June 30, 2017 this Note is convertible into approximately 101,283,333 and 95,412,167 shares of common stock, respectively.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Form 8K dated December 1, 2017 announcing the conversion of loans made by officer, directors and related parties of the Company into shares of common stock.

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

