Form 10-Q
period 2018-03-31
MPHASE TECHNOLOGIES INC
filed 2018-07-09
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED MARCH 31, 2018

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

mPHASE TECHNOLOGIES, INC.

i

mPHASE TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	March 31, 2018	June 30, 2017
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$5,770	$4,163
Assets of discontinued operations	4,027	4,527
TOTAL CURRENT ASSETS	9,797	8,690

Property and equipment, net	-	683
Other assets	800	800

TOTAL ASSETS	$10,597	$10,173

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$435,391	$442,746
Accrued expenses	600,692	894,930
Due to related parties	222,045	217,045
Notes payable, Officers’	747,530	658,311
Notes payable, Director & Investor	131,306	123,609
Current Portion, Long term convertible debentures	978,072	1,615,266
Liabilities of discontinued operations	325,750	567,209
TOTAL CURRENT LIABILITIES	3,440,786	4,519,116

STOCKHOLDERS’ DEFICIT
Common stock, par value $.001, 18,000,000,000 shares authorized, 16,060,514,523 and 17,764,713,048 shares issued and outstanding at March 31, 2018 (unaudited) & June 30, 2017, respectively	16,060,514	17,764,712
Additional paid in capital	191,559,318	189,718,941
Accumulated deficit	(211,050,021)	(211,992,596)
TOTAL STOCKHOLDERS’ DEFICIT	(3,430,189)	(4,508,943)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,597	$10,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2018	March 31, 2017

REVENUES	$-	$-

COSTS AND EXPENSES

Cost of Sales	-	-

Research and Development	-	-

Selling and Marketing	-	-

General and administrative	65,092	49,361

Depreciation and amortization	-	737

TOTAL COSTS AND EXPENSES	65,092	50,098

OPERATING LOSS	(65,092)	(50,098)

OTHER INCOME (EXPENSE)
Interest (Expense)	(61,094)	(75,391)
Gain on Debt Extinguishments	5,655	-
Other Income (Expense)	-	-

TOTAL OTHER INCOME (EXPENSE)	(55,439)	(75,391)

Loss from Continuing Operations, before Income Taxes	(120,531)	(125,489)

Loss from Discontinued Operations	(18,741)	(33,556)

Income Taxes	-	-

Net Loss	$(139,272)	$(159,045)

Basic & Diluted Net loss per share:
Loss per share From Continuing Operations	$(0.00)	$(0.00)
Loss per share From Discontinued Operations	$(0.00)	$(0.00)
Net Loss per share	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding;
Basic & Diluted	17,615,352,828	17,833,455,888

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Nine Months Ended
	March 31, 2018	March 31, 2017

REVENUES	$-	$-

COSTS AND EXPENSES

Cost of Sales	-	-

Research and Development	-	-

Selling and Marketing	-	-

General and administrative	136,896	184,308

Depreciation and amortization	683	2,211

TOTAL COSTS AND EXPENSES	137,579	186,519

OPERATING LOSS	(137,579)	(186,519)

OTHER INCOME (EXPENSE)
Interest (Expense)	(184,342)	(226,120)
Gain on Debt Extinguishments	1,057,249	-
Other Income (Expense)	-	-

TOTAL OTHER INCOME (EXPENSE)	872,907	(226,120)

Income (Loss) From Continuing Operations, before Income Taxes	735,328	(412,639)

Income (Loss) From Discontinued Operations	207,247	(102,097)

Income Taxes	-	-

Net Income (Loss)	$942,575	$(514,736)
Basic & Diluted Net loss per share:
Income (Loss) per share From Continuing Operations	$0.00	$(0.00)
(Loss) per share From Discontinued Operations	$0.00	$(0.00)
Net Income (Loss) per share	$0.00	$(0.00)
Weighted Average Number of Shares Outstanding;
Basic	16,941,408,675	17,848,199,400
Diluted	18,000,000,000	17,848,199,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	March 31,
	2018	2017
Cash Flow From Operating Activities:
Net Income (Loss) from continuing operations	$735,328	(412,639)
Net Income (Loss) from discontinued operations	207,247	(102,097)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	683	2,211
Gain on sale of patent	-	(12,500)
Gain on debt extinguishments	(1,309,069)	-
Other non-cash charges for beneficial conversion interest expense	91,178	91,178
Amortizaion of loan discount, finance company	8,273	7,679
Changes in assets and liabilities:
Accounts receivable	-	55
Inventories	-	20,074
Prepaid expenses and Other current assets	(500)	-
Other assets	-	(800)
Accounts payable & Accrued expenses	165,793	201,196
Due to/from related parties
Microphase & Eagle	5,000	4,000
Officers	-	162,000
Net cash used in operating activities	$(96,067)	(39,643)

Cash Flow Used in Investing Activities:
Purchase of fixed assets	-	-
Net Cash used in investing activities	$-	-

Cash Flow from Financing Activities:
Proceeds from issuance of common stock, net of finder’s fees	45,000	36,000
Proceeds of demand note	2,000	-
Proceeds from Finance Company	-	-
Repayment to Finance Company	-	(4,621)
Issuance of Convertible Debentures	-	-
Repayment of Convertible Debentures	-	-
Proceeds from notes payable related parties	51,400	19,841
Repayment of notes payable related parties	(726)	(15,365)
Net cash provided by financing activities	$97,674	35,855

Net increase (decrease) in cash	1,607	(3,788)

CASH AND CASH EQUIVALENTS, beginning of period	4,163	4,717
CASH AND CASH EQUIVALENTS, end of period	$5,770	929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for nine months ended ending March 31, 2018 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2017.

GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Through March 31, 2018, the Company had incurred (a) cumulative losses totaling ($211,050,021) and (b) a stockholders’ deficit of ($3,430,189). At March 31, 2018, the Company had $5,770 of cash to fund short-term working capital requirements and cash used in operating activities was ($96,067) for the nine months ended March 31, 2018. In addition, the Company relies on the continuation of funding through private placements of its common stock. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this quarterly report. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

INVENTORY- Discontinued Operations

The Company uses the First In First Out method (FIFO) to account for inventory which is carried at lower of cost and net realizable value. As of June 30, 2017, inventory consisted primarily of its various Jump products including the Jump and the mini Jump, and our remaining flashlight inventory, and was valued at $3,477. As of March 31, 2018, inventory consisted primarily of the Company’s line of Jump products including the new Jump Plus, and our remaining flashlight inventory, and was valued at $3,477. The Company’s Board of Directors, in a meeting on June 25, 2016, determined it was in the best interest of the Company to discontinue its entire line of Jump products in the 1st quarter of fiscal year 2017 owing to increased competition and decreasing margins. Appropriate reserves have been taken as of June 30, 2017 and March 31, 2018, to assure that the cost of such inventory does not exceed the expected net realizable value.

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

As of March 31, 2018, due to the Company’s current share price and lack of trading liquidity in the Company’s common stock, and limited shares available for conversions for outstanding convertible securities, there is no basis for applying a derivative liability to the conversion of these notes.

LOSS PER COMMON SHARE, BASIC AND DILUTED

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had no warrants to purchase shares of its common stock and no options to purchase shares of its common stock outstanding at March 31, 2018.

At March 31, 2018 the Company has convertible securities held by third parties that are immediately convertible into 773,099,025 shares of common stock. Under the terms of the Forbearance Agreement, as amended, with John Fife (arrangement #4), Fife may acquire a total of 12,838,649,250 shares of the Company’s common stock based upon the conversion terms; if the forbearance agreement discussed in Note 3 is settled entirely in stock. In addition, the Company has convertible notes plus accrued interest thereon held by officers of the Company, subject to availability, convertible into approximately 1,868,649,250, immediately, if available.

The following table illustrates debts convertible into shares of the Company’s Common Stock at March 31, 2018:

	March 31, 2018
	(Unaudited)
	Note Principle	Accrued Interest	Total	Shares Convertible
				immediately	over full term, if available*
Arrangement #1 - JMJ Financial, Inc	$109,000	$65,997	$174,997	43,749,250	43,749,250
Arrangement #2 - St. George Investments/Fife Forbearance Obligation	865,738	-	865,738	625,000,000	10,821,725,000
Arrangement #3 - MH Investment trust II	3,333	2,928	6,261	104,350,000	104,350,000
Total Convertible Notes payable	978,072	68,925	1,046,997	773,099,250	10,969,824,250
Notes Payable- Officers*	747,530	-	747,530	-	1,868,825,000
Total	$1,725,602	$68,925	$1,794,527	773,099,250	12,838,649,250

*	convertible if shares available

DISCONTINUED OPERATIONS

The Company has classified the operating results and associated assets and liabilities from its Jump line of products, which ceased having material sales in the first quarter of Fiscal 2017, as Discontinued Operations in the Consolidated Financial Statements for the Fiscal Years ended June 30, 2017 and 2016.

The Assets and Liabilities associated with discontinued operations included in our Consolidated Balance Sheet were as follows:

	March 31, 2018			June 30, 2017
	(Unaudited)
ASSETS	Total	Discontinued	(Continuing)	Total	Discontinued	(Continuing)
CURRENT ASSETS
Cash	$5,770	$-	$5,770	$4,163	$-	$4,163
Accounts receivable, net	-	-	-	-	-	-
Inventory, net	3,477	3,477	-	3,477	3,477	-
Prepaid and other current assets	550	550	-	1,050	1,050	-
TOTAL CURRENT ASSETS	9,797	4,027	9,797	8,690	4,527	8,690

Property and equipment, net	-	-	-	683	-	683
Other assets	800	-	800	800	-	800

TOTAL ASSETS	$10,597	$4,027	$10,597	$10,173	$4,527	$10,173

LIABILITIES AND STOCKHOLDERS ’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$582,737	$147,346	$435,391	$839,824	$397,078	$442,746
Accrued expenses	742,887	142,195	600,692	1,037,125	142,195	894,930
Due to related parties	222,045	-	222,045	217,045	-	217,045
Notes payable, Officers’	747,530	-	747,530	658,311	-	658,311
Notes payable, Director & Investor	131,306	-	131,306	123,609	-	123,609
Note Payable, Finance Company	36,209	36,209	-	27,936	27,936	-
Current Portion, Long term convertible debentures	978,072	-	978,072	1,615,266	-	1,615,266
TOTAL CURRENT LIABILITIES	$3,440,786	$325,750	$3,440,786	$4,519,116	$567,209	$3,951,907

DISCONTINUED OPERATIONS - (Continued)

Revenue and Expense Recognition for Discontinued Operations

The Company has recognized revenue on its JUMP products when the products were shipped, and title passed to the customer.

The results of discontinued operations include specifically identified and allocated common overhead expenses.

The Revenues and expenses associated with discontinued operations included in our Consolidated Statements of operations were as follows:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	Discontinued	Discontinued
REVENUES	$-	-

COSTS AND EXPENSES

Cost of Sales	-	396

Research and Development	-	-

Selling and Marketing	157	300

General and administrative	8,045	21,101

Depreciation and amortization	-	-

TOTAL COSTS AND EXPENSES	8,202	21,797

OPERATING LOSS	(8,202)	(21,797)

OTHER INCOME (EXPENSE)
Interest (Expense)	(10,539)	(11,759)
Gain on Debt Extinguishments	-	-
Other Income (Expense)	-	-

TOTAL OTHER INCOME (EXPENSE)	(10,539)	(11,759)

(Loss) From Discontinued Operations	(18,741)	(33,556)

DISCONTINUED OPERATIONS - (Continued)

Revenue and Expense Recognition for Discontinued Operations

The Company has recognized revenue on its JUMP products when the products were shipped, and title passed to the customer.

The results of discontinued operations include specifically identified and allocated common overhead expenses.

The Revenues and expenses associated with discontinued operations included in our Consolidated Statements of operations were as follows:

	For Nine Months Ended
	March 31, 2018	March 31, 2017
	Discontinued	Discontinued
REVENUES	$-	20,516

COSTS AND EXPENSES

Cost of Sales	-	20,471

Research and Development	-	38

Selling and Marketing	2,251	11,198

General and administrative	16,920	67,780

Depreciation and amortization	-	-

TOTAL COSTS AND EXPENSES	19,171	99,487

OPERATING LOSS	(19,171)	(78,971)

OTHER INCOME (EXPENSE)
Interest (Expense)	(31,057)	(35,626)
Gain on Debt Extinguishments	257,475	-
Other Income (Expense)	-	12,500

TOTAL OTHER INCOME (EXPENSE)	226,418	(23,126)

Income (Loss) From Discontinued Operations	207,247	(102,097)

2.	SUPPLEMENTAL CASH FLOW INFORMATION

	For the nine months ended
	March 31,	December 31,
	2018	2017
Statement of Operation Information:
Interest paid (net interest income)	$2,634	$73,491

Non-Cash Investing and Financing Activities:
Conversion of $9,460 convertible debt and $5,540 accrued interest to common stock in 2016	$-	$15,000
Amortization of loan discount	$8,273	$7,679

3.	EQUITY TRANSACTIONS NOTES PAYABLE AND CONVERTIBLE DEBT

Private Placements

During the nine months ended March 31, 2018, the Company issued 1,000,000,000 shares of its common stock in connection with private placements pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended, raising gross proceeds of $50,000 and incurring finder’s fees of $5,000. The proceeds were used by the Company as working capital.

During the nine months ended March 31, 2017, the Company issued 800,000 shares of its common stock in connection with private placements pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended, raising gross proceeds of $40,000 and incurring finder’s fees of $4,000. The proceeds were used by the Company as working capital.

Stock Based Compensation

During the nine months ended March 31, 2018, the Company did not issue any common stock, warrants or options to employees or officers.

During the nine months ended March 31, 2017, the Company did not issue any common stock, warrants or options to employees or officers.

Other Short-Term Notes

Note Payable, Director

A Director of the Company loaned the Company $90,000 in the fourth quarter of fiscal year ended June 30, 2015 and additionally advanced the Company $60,000 and received $40,000 in repayments during the fiscal year ended June 30, 2016, which together with $5,486 of accrued interest for FYE 2016 and $7,123 of accrued interest for FYE 2017 resulted in $122,609 outstanding at June 30, 2017 During the nine months ended March 31, 2018 and 2016 the Company recorded $5,697 and $5,307 of accrued interest and $128,306 was outstanding at March 31, 2018.

Other Note payable

During the fourth quarter fiscal 2017 an unaffiliated shareholder advanced the Company $1,000. At June 30, 2017 $1,000 remained outstanding under this note.  During the quarter ended March 31, 2018 this shareholder advanced the Company $2,000. At March 31, 2018 $3,000 remained outstanding under this note.

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

During the nine months ended March 31, 2018 and 2017 we incurred $8,274 and $7,679 of finance charges under this note and at March 31, 2018, $36,209 remained outstanding.

Long Term Convertible Debentures / Debt Discount

The Company had three separate convertible debt arrangements with independent investors that were in effect at various times during the fiscal year ended June 30, 2017, all three of which were still active as of March 31, 2018.

During the nine months ended March 31, 2018 no conversions were made under any Convertible Debentures.

During the nine months ended March 31, 2017, the Company incurred the conversion of $15,000 of Convertible Debt, which consisted of $5,540 principal and $9,460 accrued interest thereon relating to the forbearance agreement, into 187,500,000 shares of the Company’s Common stock.

The following table summarizes notes payable under convertible debt and debenture agreements as of:

	March 31,	June 30,
	2018	2017
	(unaudited)
Arrangement #1 - JMJ Financial, Inc	$109,000	$802,060
Arrangement #2 - St. George Investments/Fife Forbearance Obligation	865,738	809,873
Arrangement #3 - MH Investment trust II	3,333	3,333
Total notes payable	978,072	1,615,266
Convertible Notes payable-short term portion	$978,072	$1,615,266

Included in accrued expenses is $68,925 and $413,271 of interest accrued on these notes at March 31, 2018 (unaudited) and June 30, 2017, respectively.

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

In April of 2017, the Company received a judgment from the Federal District Court of Northern Illinois Eastern Division in its favor dismissing a claim by River North Equity which effectively negated two notes River North Equity purchased from JMJ Financial. At June 30, 2017 the amount recorded in Current Liabilities for the two notes and accrued interest thereon subject to the River North Equity claim was $1,046,416. Such amount is included in the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial which totaled $1,212,940 on that date. River North failed to appeal the Judgement by July 17, 2017 and the Judgement become final. As a result of this proceeding the Company recorded the cancellation of the two notes assigned to River North from JMJ Financial for a total of $693,060 of principal and $358,534 accrued interest thereon. This resulted in a $1,051,594 gain from the cancellation of debt during the nine months ended March 31, 2018.

As of March 31, 2018, and as of June 30, 2017, the aggregate remaining amount of convertible securities held by JMJ could be converted into 43,749,250 and 303,234,810 common shares at the conversion floor price of $.004.

During the nine months ended March 31, 2018 and 2017 the Company recorded $12,651 and $69,019 interest on this agreement.

At March 31, 2018 the amount recorded in Current Liabilities for convertible note plus accrued interest thereon previously issued to JMJ Financial was $109,000 and $65,997, respectively. At June 30, 2017 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $802,060 and $410,879, respectively.

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

During the nine months ended March 31, 2018 and 2017 the Company recorded $55,886, and $50,923 interest on this agreement. The value of the forbearance debt obligation on March 31, 2018 was $865,738.

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

On February 16, 2018 the Company and John Fife entered into an Amendment to a Judgment Settlement Agreement dated August 18, 2017 modifying the repayment schedule of a Convertible Debenture of the Company originally issued on September 13, 2011. The Company is in arrears on the revised settlement terms of a February 16, 2018 Amendment and believes it can not settle such liability until after becoming current in its SEC filings. The revised agreement can be settled as soon as September 15, 2018 for $265,000 is paid in full, or up to $390,000 if paid in 24 monthly installments through September, 2020. This would result in approximately a $600 gain if paid under the revised settlement terms. (See Note 5)

As of March 31, 2018, this forbearance obligation, as amended, would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares, for the satisfaction of the next required monthly payment, and (ii) up to 10,821,725,000 shares of our common stock should the entire obligation be converted.

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

During the nine months ended March 31, 2018 and 2017 the Company recorded $536 and $476 interest on this agreement.

At March 31, 2018 the note balance was $3,333 and accrued interest of $2,928, at 12%, remained due under this agreement. At June 30, 2017 the note balance was $3,333 and accrued interest of $2,392, at 12%; remained due under this agreement. Based upon the price of the Company’s common stock on March 31, 2018 and June 30, 2017 this Note is convertible into approximately 104,350,000 and 95,412,167 shares of common stock, respectively.

Retired shares

Effective June 26, 2016, November 25, 2016 and June 26, 2017, Karen Durando, the wife of Ron Durando, returned 299,569,203, 800,000,000 and 295,430,797, for a total of 1,395,000,000 shares of common stock to the Company.

Effective October 19, 2017 Mr. Smiley returned 1,367,226,459 to the Company.  Effective March 31, 2018 Patricia Dotoli, the wife of, Gus Dotoli, returned 1,336,972,075 shares of common stock to the Company.

Such shares were previously issued common stock of the Company. The return of common stock was to provide the Company with sufficient authorized but unissued shares of stock to enable the Company to have additional authorized shares of its common stock to complete present private placements to provide operating capital for the Company.

4.	COMMITMENTS

The Company had leased a warehouse and limited office space in Norwalk, Connecticut, commencing in April of 2015 with a monthly rental of $2,200 per month. The Company vacated the Norwalk premise in April 2016 and the Company moved its warehouse contents, primarily inventory and associated shipping materials of its mPower battery products into the Clifton premise. The Company has $22,000 of unpaid rent in accounts payable discontinued operations at March 31, 2018.

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

The value of the forbearance obligation on March 31, 2018 is $865,738 (See Note 3), all of which are included in current liabilities at that date. The value of the judgment totaled approximately $1.6 million as of December 31, 2014 and bears a punitive interest rate of 16% and would become payable in full (1.325 million) if the Company defaults under the forbearance obligation reduced by payments under the Forbearance Agreement, which payments through June 30, 2017 totaled $275,000. As of June 30, 2016, 812,500,000 shares from this reserve have been issued to satisfy the conversion provisions of the Forbearance Agreement. During the year ended June 30, 2017 187,500,000 shares were issued from this reserve and no amounts remain under the reserve agreement with our transfer agent. The Company was in arrears on the agreement and has negotiated a settlement for approximately $360,000 in cash payments. The Company is in arrears on this settlement. (See Note 3)

As of March 31, 2018, this forbearance obligation would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares immediately for the satisfaction of the next required monthly payment, and (ii) up to 10,821,725,000 shares of our common stock should the entire obligation be converted. Subsequent to March 31, 2018 this Forbearance Agreement with Fife has been amended several times; the most recent providing for settlement amounts less than the aggregate of liabilities recorded in the financial statements. (See Note 3)

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

The table below presents reconciliation for liabilities measured at fair value on a recurring basis at March 31, 2018 and 2017. At March 31,2018 the Company’s common stock is subject to limited trading and availability of shares for conversions is nominal. We therefore believe there is no basis for applying a derivative liability to the conversion feature of the Notes.

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

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost-efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At March 31, 2018, the carrying value of the notes payable and accrued interest for convertible agreements and officers’ notes was approximately $1,794,527. The JMJ convertible notes, which were originally due at various times through December 31, 2012, yield an interest rate of 12%, the Fife Forbearance obligation is 9%. Refer to Note 3 of these unaudited condensed consolidated financial statements for more information about the Company’s notes payable as of March 31, 2018.

7.	RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

The Company leased office space from Microphase at its Norwalk location. Microphase also provided certain research and development services and shares administrative personnel from time to time. Mr. Necdet Ergul retired as the chairman of the board of mPhase in Nov 2007. Mr. Ergul and his family had owned a controlling interest and he is a director of Microphase Corporation. Mr. Durando was a strategic employee of Microphase Corporation from January 2, 2015 through May 31, of 2017.On February 9, 2015 Mr. Durando assigned all his interests in the Capital Stock of Microphase to the RCKJ Trust as the Grantor. On June 2, 2017 the RCKJ Trust, the holder of Durando’s prior interest in Microphase, and the Ergul Family Limited partnership, the holder of Ergul’s prior interest in Microphase, each exchanged all their respective shares of stock in Microphase in exchange for shares of stock in Digital Power Corporation, a publicly-held company then listed on the New York Stock exchange. As of March 31, 2018, the Company owed $32,545 to Microphase.

OTHER RELATED PARTIES

On March 31, 2018, Mr. Biderman, an outside Director’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers were owed unpaid finders’ fees in the aggregate amount of $186,000, which is included in due to related parties. Also Mr. Biderman loaned the Company $90,000 in the fourth quarter of the fiscal year ended June 30, 2015 and additionally, he advanced the Company $20,000 in the fiscal year ended June 30, 2016, net of repayments, together with $7,123 and $5,486 of accrued interest for fiscal years 2017 and 2016 that resulted in $122,609 outstanding at June 30, 2017.

During the nine months ended March 31, 2018 and 2017 the Company recorded $5,697 and $5,307 of accrued interest on this loan and $128,306 was outstanding at March 31, 2018.

During the nine months ended March 31, 2018 and 2017, Mr. Biderman’s firm charged finders’ fees of $5,000 and $4,000.

Transactions with Officers

At various points during past fiscal years Messrs. Durando, Dotoli and Smiley provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company.

During the nine months ended March 31, 2018 and 2016, $38,545 and $27,581 have been charged for interest on loans from officers.

At March 31, 2018 the aggregate principal amount of the officers’ loans together with accrue interest totaled $747,530. At June 30, 2017 the officers’ loans together with accrue interest totaled $658,311.

8.	SUBSEQUENT EVENTS

●	Subsequent to March 31, 2018, Messrs. Durando, and Smiley loaned the Company approximately $9,500 and $10,000, to provide general working capital to commence the filings necessary to bring the Company’s financial statements and required periodic reports pursuant to section 13 or 15(d) of the securities exchange act of 1934 current. Mr. Smiley’s loan is convertible into shares of the Company’s common stock at $.00005, if available, for a period of one year.

●	From April 1, 2018 through the date hereof, the Company issued 800,000,000 shares of its common stock in private placements pursuant to Section 4(a)(2) of the Securities Act of 1933 raising gross proceeds of $40,000 which was used for working capital and general corporate purposes.

●	On April 3, 2018, April 27, 2018, May 30, 2018 and June 21, 2018 the Company and Scepter entered into Amendment No. 2, 3 ,4 & 5 to a Letter of Intent with Scepter Commodities LLC extending the time frame for the Company to become current in its SEC filings to April 30, 2018, May 31, 2018, June 15, 2018, and until July 15, 2018, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Due to very limited financial resources, the Company has not been able to fund research and development of the SmartNanao battery during the quarter ended March 31, 2018.

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

Commencing in April of 2016, the Company began discontinuing its line of Jump Starter products due to increased competition and declining margins. The Company continues the wind-down of its remaining inventory of such products, estimated to have values of $3,477 & $3,477 as of March 31, 2018 & June 30, 2017 (See Note 1 under the caption “Discontinued Operations”).

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

THREE MONTHS ENDED MARCH 31, 2018 VS. MARCH 31, 2017

Continuing Operations

General and Administrative Expenses. General and administrative expenses charged to continuing operations were $65,092 for the three months ended March 31, 2018 compared to $49,361 for the three months ended March 31, 2017, an increase of $15,731. The Company did incur increased accounting and administrative expenses, primarily for office space and professional fees in the current year that were an increase from the prior year, in lign with our efforts to bring all our accounting records for tax and SEC filings current.

Other Income and Expense. Interest expense charged to continuing operations was $61,094 in Q3 2018 as compared to $75,391 in Q3 2017, a decrease of $14,297 due to lower liability balances. During the three months ended March 31, 2018 the Company recorded $5,655 gain on debt extinguishments pertaining to continuing operations,

Net loss. mPhase recorded a net loss of $120,531 from continuing operations for the quarter ended March 31, 2018, plus $18,741 of loss from discontinued operations, resulting in a total net loss of $139,272 for the current quarter as compared to a net loss of $159,045 in the prior relative period, which consisted of a $125,489 loss from continuing operations and a $33,556 loss from discontinued operations for the three months ended March 31, 2017.

The Company had a net loss per common share of $(0.00) in 2018 as compared to a loss per common share $(0.00) in 2017, based upon weighted average common shares outstanding of 17,615,352,828 and 17,833,455,888 during the quarters ended March 31,2018 and 2017, respectively.

Discontinued Operations

Revenues. Total revenues for the three months ended March 31, 2018 and March 31, 2017 were both $0. The lack of any revenue for both periods was derived solely from discontinuation of sales of the mPower Jump products.

Cost of sales. Cost of sales decreased to $0 for the three months ended March 31, 2018 from $396 in March 31, 2017. This decrease is directly attributable to the discontinuation of sales of our mPower Jump products.

Selling and Marketing Expenses. Selling and marketing expenses were $157 for the three months ended March 31, 2018 compared to $300 for the three months ended March 31, 2017, a decrease of $143. The decrease is attributable to the wind-down of the Company’s efforts to service customers of its line of Jump Products.

General and Administrative Expenses. General and administrative expenses charged to discontinued operations were $8,045 for the three months ended March 31, 2018 compared to $21,101 for the three months ended March 31, 2018, a decrease of $13,056. The Company also reduced its allocation of other administrative expenses to discontinued operations, primarily for office space and professional fees in for the quarter ended March 31, 2018 as compared to the quarter ended March 31, 2017.

Other Income and Expense.  Interest expense charged to discontinued operations was $10,539 in the three months ended March 2018 as compared to $11,759 in the same three months last year, a decrease of due to lower liability balances.

Net loss from Discontinued Operations. mPhase recorded a net loss from discontinued operations of $18,741 for the three months ended March 31, 2018 as compared to $33,556 for the three months ended March 31, 2017.

This represents net loss from discontinued operations per common share of $(0.00) in the current 2018 quarter as compared to a loss of $(0.00) in 2017, based upon weighted average common shares outstanding of 17,615,352,828 and 17,833,455,888 during the periods ending March 31, 2018 and 2017, respectively.

NINE MONTHS ENDED MARCH 31, 2018 VS. MARCH 31, 2017

Continuing Operations

General and Administrative Expenses. General and administrative expenses charged to continuing operations were $136,896 for the nine months ended March 31, 2018 compared to $184,308 for nine months ended March 31, 2017, a decrease of $45,412. In May of 2017 the Company suspended the salaries of the three officers of the Company. As a result, in the nine months ended March 31, 2018, saving approximately $120,000 in salary. The Company did incur accounting and administrative expenses, primarily for office space and professional fees in the current year that were an increase of over $70,000 from the prior year.

Other Income and Expense. Interest expense charged to continuing operations was $184,342 in the nine months in 2018 as compared to $226,120 for the prior period, a decrease of $41,778 due to lower liability balances. The first nine months of fiscal year 2018 the Company included a non-cash gain resulting from the gain on debt extinguishments of $1,057,249 attributed to continuing operations, compared to $0 in the prior relative period. $1,051,594 of such gain in this period resulted from the resolution of litigation with River North Equities, discussed in Note 3.

Net loss. mPhase recorded net income of $735,328 from continuing operations for the nine months period ended March 31, 2018, plus $207,247 income from discontinued operations, resulting in net income of $942,575 for the current period as compared to a net loss of $(514,736) in the prior relative period, which consisted of a $(412,639) loss from continuing operations and a $(102,097) loss from discontinued operations for nine months ended March 31, 2017. The current period income is solely attributed to the gain on debt extinguishment discussed above.

The Company had income per common share of $0.00 in 2018 as compared to a loss per common share $(0.00) in 2017, based upon weighted average common shares outstanding of 16,941,408,675 and 17,848,199,400 during the nine-month periods ending March 31 2018 and, 2017, respectively.

Discontinued Operations

Revenues. Total revenues for nine months ended March 31, 2018 decreased to $0 from $20,516 in 2017. The revenue decrease for the current period was derived solely from discontinuation of sales of the mPower Jump products.

Cost of sales. Cost of sales decreased to $0 for nine months ended March 31, 2018 from $20,471 in March 31, 2017. This decrease is directly attributable to the discontinuation of sales of our mPower Jump products.

Research and Development. Research and development expenses were $0 for nine months ended March 31, 2018 as compared to $38 for nine months ended ended March 31, 2017, a decrease of $38. Such values are attributable to the wind-down of the Company’s efforts to develop its Jump Products and its limited resources to fund continued research and development of the SmartNanobattery.

Selling and Marketing Expenses. Selling and marketing expenses were $2,251 for nine months ended March 31, 2018 compared to $11,198 for nine months ended March 31, 2017, a decrease of $8,947. The decrease is attributable to the wind-down of the Company’s efforts to service customers of its line of Jump Products.

General and Administrative Expenses. General and administrative expenses charged to discontinued operations were $16,920 for the nine months ended March 31, 2018 compared to $67,780 for the nine months ended March 31, 2017, a decrease of $50,860. The Company had no salaries of the three officers of the Company charged to discontinued operations in nine months ended March 31, 2018, as compared to $45,000 in the period ended March 31, 2017. The Company also reduced its allocation of other administrative expenses, primarily for office space and professional fees in for nine months ended March 31, 2018 as compared to the quarter ended March 31, 2017.

Other Income and Expense.  Interest expense charged to discontinued operations was $31,057 in the nine months ended March 31, 2018 as compared to $35,626 in the same nine months last year, a decrease of $4,569 due to lower liability balances. During the nine months ended March 31, 2018 the Company recorded $257,475 of gain on dept extinguishments of discontinued liabilities. During the nine months ended March 31, 2017 other income from discontinued operations included $12,500 from the conditional sale of a patent.

Net loss from Discontinued Operations. mPhase recorded net income from discontinued operations of $207,247 for the nine months ended March 31, 2018 as compared to a loss of $(102,097) for the nine months ended March 31, 2017.

This represents net income from discontinued operations per common share of $0.00 in 2018 as compared to a loss of $(0.00) in 2017, based upon weighted average common shares outstanding of 16,941,408,675 and 17,848,199,400 during the nine-month periods ending March 31 2018 and, 2017, respectively.

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

MATERIAL RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

The Company leased office space from Microphase at its Norwalk location. Microphase provided certain research and development services and shares administrative personnel from time to time. Mr. Necdet Ergul retired as the chairman of the board of mPhase in Nov 2007. Mr. Ergul and his family had owned a controlling interest and he is a director of Microphase Corporation. Mr. Durando was a strategic employee of Microphase Corporation from January 2, 2015 through May 31, of 2017, prior to that he had been an officer since May 1, 1995 and director since March 31, 2010.On February 9, 2015 Mr. Durando assigned all his interests in the Capital Stock of Microphase to the RCKJ Trust as the Grantor. On June 2, 2017 the RCKJ Trust, the holder of Durando’s prior interest in Microphase, and the Ergul Family Limited partnership, the holder of Ergul’s prior interest in Microphase each exchanged all (its) their shares of stock in Microphase in exchange for shares of stock in Digital Power Corporation, a publicly-held company then listed on the New York Stock exchange. As of March 31, 2018, the Company owed $32,545 to Microphase.

OTHER RELATED PARTIES

A director of the Company was employed, until December 31, 2003, by our former investment-banking firm Lipper & Company. On March 31, 2018, Mr. Biderman, an outside Director’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers were owed unpaid finders’ fees in the aggregate amount of $186,000, which is included in amounts due to related parties. Also Mr. Biderman loaned the Company $90,000 in the fourth quarter of the fiscal year ended June 30, 2015 and additionally, he advanced the Company $20,000 in the fiscal year ended June 30, 2016, net of repayments, together with $7,123 and $5,486 of accrued interest for fiscal years 2017 and 2016 resulting in $122,609 outstanding at June 30, 2017.

During the nine months ended March 31, 2018 and 2017 the Company recorded $5,697 and $5,307 of accrued interest on this loan and $128,306 was outstanding at March 31, 2018.

During the nine months ended March 31, 2018 and 2017, Mr. Biderman’s firm charged finders’ fees of $5,000 and $4,000.

Transactions with Officers

At various points during past fiscal years Messrs. Durando, Dotoli and Smiley provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company.

During the nine months ended March 31, 2018 and 2017, $38,545 and $27,581 have been charged for interest on loans from officers.

At March 31, 2018 the aggregate principal amount of the officers’ loans together with accrue interest totaled $747,530. At June 30, 2017 the officers’ loans together with accrue interest totaled $658,311.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative losses of ($211,050,021) and a working capital deficit of ($3,432,989) as of March 31, 2018. The auditors’ report for the fiscal year ended June 30, 2017 includes the statement that “there is substantial doubt of the Company’s ability to continue as a going concern”. As of March 31, 2018, the Company had a negative net worth of ($3,430,189) compared to a negative net worth of ($4,508,943) as of June 30, 2017, primarily because of a non-recurring gain on debt extinguishment.

During the nine months ended March 31, 2018, the Company issued 1,000,000,000 shares of its common stock in connection with private placements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, raising gross proceeds of $50,000 and incurring finder’s fees of $5,000. The proceeds were used by the Company as working capital. During the same quarter the officers advanced approximately $51,400 to the Company to fund limited operating activity.

During the nine months ended March 31, 2017, the Company issued 800,000,000 shares of its common stock in connection with private placements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, raising gross proceeds of $40,000 and incurring finder’s fees of $4,000. During the same period the officers deferred $120,000 of salary and advanced approximately $8,500 to the Company to fund limited operating activity.

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

MANAGEMENT’S PLANS AND CURRENT STATUS

The Company is curtailing its efforts with respect to selling its line of automotive jump starter products owing to increased competition resulting in poor margins because of commodity pricing of such products. The Company is seeking alternative products for development but does not foresee a definitive path to revenues to replace the winding down of its line of automotive jump products. The Company has faced significant challenges in funding sufficient inventory of such products to compete successfully with larger competitors selling such product.

The Company is considering strategic alternatives to best monetize its remaining patent portfolio restructuring and revising its debt obligations and Capital structure. The Company and the note holder for arrangements 1, JMJ Financial, had been renegotiating the settlement of these agreements; At June 30, 2017 the amount recorded in Current Liabilities for the two notes and accrued interest thereon subject to the River North Equity claim was $1,046,416. Such amount is included in the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial which totaled $1,212,940 on that date. River North Equity LLC which had purchased notes previously issued to JMJ Financial failed to appeal a Judgement in favor of the Company negating such Notes by July 17, 2017 and the Judgement become final. As a result of this proceeding the Company recorded the cancellation of the two notes assigned to River North from JMJ Financial for a total of $693,060 of principal and $358,534 accrued interest thereon. This resulted in a $1,051,594 gain from the cancellation of debt during the nine months ended March 31, 2018. The Company, after the River North Equity and judicial action denying enforcement of such Notes, has been negotiating a settlement for the remaining $109,000 of principle and $65,997 of accrued interest thereon due to JMJ.

On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360,000, without conversion rights, in connection with the default by the Company under a Convertible Debenture dated September 13, 2011. At March 31, 2018 we had recorded $865,738 for the value of the forbearance debt obligation. as amended.

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

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at March 31, 2018.

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

There was a change in our internal control over financial reporting during the quarter ended March 31, 2018, which included the laying off the Company’s accounting manager, which the Company remediated by the increased involvement of an external contract controller. The result of the changes in our internal control over financial reporting and the Company’s remediation steps to address the change, the Company believes it has made the necessary adjustments so that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Private Placements

During the nine months ended March 31, 2018, the Company issued 1,000,000,000 shares of its common stock in connection with private placements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, raising gross proceeds of $50,000 and incurring finder’s fees of $5,000.

Stock Based Compensation

None.

Conversion of Debt Securities None.

Long Term Convertible Debentures / Debt Discount

The Company had three separate convertible debt arrangements with independent investors that were in effect at various times during the fiscal year ended June 30, 2017, all three of which were still active as of March 31, 2018.

During the nine months ended March 31, 2018 no conversions were made under any Convertible Debentures.

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

In April of 2017, the Company received a judgment from the Federal District Court of Northern Illinois Eastern Division in its favor dismissing a claim by River North Equity which effectively negated two notes River North Equity purchased from JMJ Financial. At June 30, 2017 the amount recorded in Current Liabilities for the two notes and accrued interest thereon subject to the River North Equity claim was $1,046,416. Such amount is included in the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial which totaled $1,212,940 on that date. River North failed to appeal the Judgement by July 17, 2017 and the Judgement become final. As a result of this proceeding the Company recorded the cancellation of the two notes assigned to River North from JMJ Financial for a total of $693,060 of principal and $358,534 accrued interest thereon. This resulted in a $1,051,594 gain from the cancellation of debt during the nine months ended March 31, 2018.

As of March 31, 2018, and as of June 30, 2017, the aggregate remaining amount of convertible securities held by JMJ could be converted into 43,749,250 and 303,234,810 common shares at the conversion floor price of $.004.

During the nine months ended March 31, 2018 and 2017 the Company recorded $12,651 and $69,019 interest on this agreement.

At March 31, 2018 the amount recorded in Current Liabilities for convertible note plus accrued interest thereon previously issued to JMJ Financial was $109,000 and $65,997, respectively. At June 30, 2017 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $802,060 and $410,879, respectively.

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

During the nine months ended March 31, 2017 the Company recorded repaid $9,460 of principle and $5,540 of interest under the agreement, with non-cash conversions of 187,500,000 shares of the Company’s common stock valued at $15,000. The value of the forbearance debt obligation on June 30, 2017 was $809,873.

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

During the nine months ended March 31, 2018 and 2017 the Company recorded $55,886, and $50,923 interest on this agreement. The value of the forbearance debt obligation on March 31, 2018 was $865,738.

On February 16, 2018 the Company and John Fife entered into an Amendment to a Judgment Settlement Agreement dated August 18, 2017 modifying the repayment schedule of a Convertible Debenture of the Company originally issued on September 13, 2011. The Company is in arrears on the revised settlement terms of a February 16, 2018 Amendment to such Agreement and believes it can not settle such liability until after becoming current in its SEC filings.

As of March 31, 2018, this forbearance obligation, as amended, would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares, for the satisfaction of the next required monthly payment, and (ii) up to 10,821,725,000 shares of our common stock should the entire obligation be converted.

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

During the nine months ended March 31, 2018 and 2017 the Company recorded $536 and $476 interest on this agreement.

At March 31, 2018 the note balance was $3,333 and accrued interest of $2,928 at 12%, remained due under this agreement. At June 30, 2017 the note balance was $3,333 and accrued interest of $2,392, at 12%; remained due under this agreement. Based upon the price of the Company’s common stock on March 31, 2018 and June 30, 2017 this Note is convertible into approximately 104,350,000 and 95,412,167 shares of common stock, respectively.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Form 8K dated January 9, 2018 announcing a Letter of Intent (“LOI”) between the Company and Scepter Commodities LLC describing a non binding Agreement of the parties to merge.

Form 8K/A dated February 20, 2018 extending the date for the Company to become current in its SEC filings under the LOI

Form 8K dated February 23, 2018 amending the Judgment Settlement Agreement with John Fife

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