Form 10-K
period 2018-06-30
MPHASE TECHNOLOGIES INC
filed 2018-10-15
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE YEAR ENDED JUNE 30, 2018

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

Yes ☐    No ☒

As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,598,689 based upon the closing sale price as of that date. As of June 30, 2018, there were 16,860,514,523 shares of common stock, $.001 par value, outstanding.

As of September 24, 2018, there were 39,537,976,123 shares of common stock, $.001 par value, outstanding.

Documents Incorporated by Reference

None.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2018

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

ITEM 1. BUSINESS

General Description of the Business

mPhase Technologies, Inc. (“mPhase” or the “Company”) is a publicly-held New Jersey corporation. The Company has approximately 23,000 shareholders and approximately 16,860,514,523 shares of common stock outstanding as of June 30, 2018. The Company was founded in 1996 and its common stock is traded on the Over the Counter Bulletin Board under the ticker symbol XDSL. Since July of 2017 the Company has its office in Staten Island, New York.

The Company has 3 full time employees which are officers of the Company and 1 full time accounting consultant that prepares its financial statements.

The Company has faced a very challenging environment since March of 2016. Lack of available funds to pay its outside auditors and other transaction costs associated with timely filings with the Securities and Exchange Commission (“SEC”) of its periodic financial statements has resulted in the Company being delinquent with respect to such filings starting with its Form 10Q for the 3-month period ended March 31, 2016. On July 9,2018, the Company filed its Form 10Q for the period ended March 31, 2018 to become current in its filings. The Company is using its best efforts to secure funding required to remain current with respect to such filings and believes that the current favorable capital markets will enable it to raise funds necessary to expand its operations. The focus of such operations is to commercialize its patented SmartNanoBattery as well as further develop and seek a strategic partner to commercialize its patented drug delivery system that uses much of the same electrowetting technology and “Smart Surfaces” used in the SmartNanobattery. The Company is in active discussions with Picatinny Arsenel, the Army’s, small munitions testing facility in New Jersey to renew, for the fourth time, a 3 year CRADA (cooperative research agreement) to further test and develop its SmartNanoBattery.

mPhase is a company specializing in the research, development and fabrication of “smart surfaces” using materials science engineering, and enabled by breakthroughs in nanotechnology science and the principles of microfluidics and micro-electromechanical systems (MEMS). The Company is developing products for both commercial and military applications. To date the Company has concentrated its efforts in Smart Surface Technology on research and development of its Smart Nanobattery. In Fiscal Year ended June 30, 2018 the Company maintained active operations focused upon becoming current in its SEC filings and actively managing its Patent portfolio. The Company has a total of 3 full time employees that are critical to current active operations of the Company which consist of its 3 officers and 1 full time account consultant. In order to conserve financial resources during the fiscal years ended June 30, 2017 and 2018, officers of the Company have accrued a portion of their salaries and forgiven a portion of such salaries. The Company has recently awarded such officers an aggregate of 4 billion shares of common stock. During fiscal year 2018, the Company conducted active operations out of its new Staten Island office. The Company has continued throughout fiscal year 2018 to engage in private placements of its common stock to obtain funds for its operations.

As of June 30, 2018 the Company has a patent portfolio of 16 patents (licensed, solely and jointly owned), including patent applications pending or subject to reinstatement, in the United States. The patents cover our battery products and our Smart Surfaces Technology –an innovative platform to control the flow of fluids by manipulating the ways liquids behave when in contact with a solid or porous surface. The Company during fiscal years ended June 30, 2017 and June 30, 2018 actively managed its patent portfolio of “Smart Surfaces” critical to development of the SmartNanoBattery as well as a drug delivery system

The Company’s first application, using its Smart Surface technology, is a Smart NanoBattery providing Power On Command™. The patent pending and patented battery technology, based on the phenomenon of electrowetting, offers an innovative way to store energy and manage power. Features of the Smart NanoBattery include potentially infinite shelf life prior to initial activation, environmentally friendly design, fast ramp to power, programmable control, and direct integration with microelectronic devices. The platform technology behind the Smart NanoBattery is a porous nanostructured material used to repel and precisely control the flow of liquids. The material has a Smart Surface that can potentially be designed for other innovative products such as a transdermal smart drug delivery system.

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

In a separate effort, mPhase introduced, through mPower Technologies, Inc., a wholly-owned subsidiary, a product line of four emergency portable jumpstarters for the automotive/marine industries. The following products of mPower Technologies, Inc. generated totals of $0 and $ 20,516 in revenue for the Company in the 12-month periods ending June 30, 2018 & 2017.

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

Description of Operations

Microfluidics, MEMS, and Nanotechnology

In February of 2004, mPhase entered the business of materials science engineering developing new products based on materials whose properties and behavior are controlled at the micrometer and nanometer scales. (For reference, a micrometer or micron is equal one millionth (10-6) of a meter and a nanometer is one billionth (10-9) of a meter – the scale of atoms and molecules. A human hair is approximately 50 microns in diameter, or 50,000 nanometers thick.) The Company has actively continued this effort in fiscal year 2018 raising funds to operate the Company and continuing to seek strategic partners to further the commercialization of its nanotechnology products.

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

History of Nanotechnology Operations

Smart NanoBattery

mPhase Technologies, along with Bell Labs, jointly conducted research from February 2004 through April of 2007 that demonstrated control and manipulation of fluids on superhydrophobic and superlyophobic surfaces to create a new type of battery or energy storage device with power management features obtained by controlling the wetting behavior of a liquid electrolyte on a solid surface. The scientific research conducted set the ground work for continued development of the Smart NanoBattery and forms a potential path to commercialization of the technology for a broad range of market opportunities. The Company began its efforts by entering into a $1.2 million 12-month Development Agreement in February of 2004 with the Bell Labs division of Alcatel/Lucent for exploratory research of control and manipulation of fluids on superhydrophobic surfaces to create power cells (batteries) by controlling wetting behavior of an electrolyte on nanostructured electrode surfaces. The goal was to develop a major breakthrough in battery technology creating batteries with longer shelf lives as the result of no direct electrode contact (meaning no power drain prior to activation). During 2005 and 2006, the battery team tested modifications and enhancements to the internal design of the battery to optimize its power and energy density characteristics, as well as making engineering improvements that were essential in moving the battery from a zinc-based chemistry to a commercial lithium-based chemistry that can be manufactured on a large scale. The Company extended its development effort twice for an additional 2-year period ending in March of 2007 and for two additional periods thereafter through July 31, 2007. During this time, the technical focus shifted from trying to separate the liquid electrolyte from nanostructured electrodes to developing a nanostructured membrane that could physically separate the liquid electrolyte from the solid electrodes. The Company is actively seeking funds through private placements of it common stock during fiscal year 2018 to continue to operate the Company and is also seeking funds for further development of its patented SmartNanoBattery and drug delivery system.

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

On March 27, 2014 the Company entered into a three-year renewal of the Cooperative Research and Development Agreement (CRADA) through 2017 with the United States Army Armament Research, Development and Engineering Center at Picatinny Arsenal of February of 2011. This agreement provides for further joint research and development of the Smart Nanobattery as a power source for smart munitions. The continuation of actual research and development under the CRADA is dependent upon the Company securing additional funding from either the capital markets or from various grant programs to be identified and applied for from the United States government.

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

Recent Operating History

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

As noted above, the Company was unable to file its quarterly and annual reports with the SEC commencing in the third quarter of fiscal year ended June 30, 2016 owing to its overall lack of capital to pay its outside auditors and bear the various transaction costs associated with such filings. In the fiscal year commencing July 1, 2017 the Company begun an effort to become current in its SEC filings that was completed on July 9, 2018 with the filing of its Form 10Q for the period ended March 31, 2018. The Company believes that in the currently strong capital markets it will be abele to remain current on its SEC filings by periodically raising funds in private placement and loans from officers to continue to pay its outside auditors.

DISCONTINUED BUSINESS-

Discontinuance of Internet Protocol Television (IPTV) during Fiscal Year 2010

Historically, the Company, since its inception in 1996, had focused upon developing innovative solutions for the delivery of Broadcast Television as part of a “triple play” of services that would include voice and high-speed internet for telephone service providers globally. The Company, however, was not able to derive any significant revenue from its TV+ solution and no active development of the product has occurred since fiscal year 2007. The Company determined to discontinue this line of business and all inventory has been written off. During the fourth quarter of the fiscal year ended June 30, 2010, the Company formally elected, for financial reporting purposes to treat its IPTV product line as a discontinued business.

Discontinuance of Jump Stater Products during Fiscal Year 2016

As noted above, in April of 2016 the Company began discontinuing its operations in its wholly-owned subsidiary mPower Technologies, Inc. which was focused primarily on its line of jump starters for automotive and marine batteries in addition to its line of home generating battery products and its electric illuminator product developed with Porsche Design Studio. The Company is selling off its remaining inventory of such products in order to raise additional funds for working capital purposes and its presently very limited operations. (See Commencing in April of 2016, the Company began discontinuing its line of Jump Starter products owing to increased competition and declining margins. The Company continues the wind-down of its remaining inventory of such products and has reduced its carrying value to $0.00 as of June 30, 2018 (See Note 3 caption- “discontinued operations”).

CONTINUING ACTIVE OPERATIONS-NANOTECHNOLOGY PRODUCTS

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

By incorporating the phenomenon of electrowetting on nanostructured surfaces into a revolutionary way of storing energy, the Smart NanoBattery provides power to portable electronic and microelectronic devices exactly when and where it is needed. As a reserve battery it is an augmentation to conventional primary batteries. The nanobattery converts stored chemical energy into usable electrical energy, but in a way that is potentially more reliable, more versatile, more environmentally friendly, and less expensive than conventional primary batteries.

Applications

mPhase is exploring military and commercial applications of smart surfaces in which the properties can be accurately and precisely controlled down to the nanometer scale. Electrowetting allows the switching from a hydrophobic to hydrophilic state as a result of an electronic stimulus.

The Smart NanoBattery, mPhase’s first smart surface product, has a unique architecture that enables a shelf life of decades, remote activation, programmable control, scalable manufacturing, and adaptability to multiple configurations. The value proposition to the end user is to have a source of energy or power that is literally always ready – reliable, convenient, low cost – a battery guaranteed to work at full capacity when and where you need it.

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

Strategic Alliances

The Company continues in 2018 together with Picatinny Arsenal, to jointly seek federal funding under SBIR grants to develop additional new products for military small munitions applications. The Company has a strong historic cooperative relationship for product development and testing with Picatinny Arsenel having entered into 3 CRADA’s (Cooperative Research Agreements) with this small munitions testing facility of the U.S. Army. . The Company continues to seek opportunities with various potential academic partners to obtain further STTR grants for new product research and development.

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

In April of 2015 the Company began accruing, rather than paying, the annualized salaries of three officers of the Company. Messrs. Durando, Dotoli and Smiley in the respective amounts of $120,000, $ 48,000 and $48,000 through April 30, 2017.

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

On February 16, 2018 the Company entered into a Third Amendment to the Forbearance Agreement with John Fife modifying the payment schedule for repayment of the Convertible Debenture issued on September 11, 2013 that was the subject of a Summary Judgment in favor of Fife on December 15, 2015. Under the amendment the Company is obligated to pay beginning on October 16, 2018 either a lump sum payment of $275,000 or $375,000 in monthly installments of $15,000 each.

During fiscal year ended June 30, 2015, the Company announced the beginning of sales through mPower of the Jump Plus product that is able to start up to 40 vehicles on a single charge. In addition, mPower introduced its Truck Jump product designed to start dead batteries in larger vehicles and trucks. During the second quarter of fiscal year ended June 30, 2015 mPower recorded a significant increase in sales of the two jump start products. The Company discontinued this line of business of its mPower Jump product in September of 2016 due to increased market competition and reduced product margins.

In April of 2016, the Company closed its offices and inventory control center located in Norwalk, Connecticut in order to preserve capital and commenced the wind down of its Jump Starter product line sold through mPower Technologies, Inc. At such time the Company terminated all employees other than the three officers and one accounting consultant all of which have been continuously active with the Company throughout fiscal year 2018 and the present.

During the period beginning in April 2017 and continuing to the present the Company has maintained only a small office in Staten Island, New York and maintained operations that include active management of its patent portfolio and efforts to secure funding to become current in its SEC filings.

On December 28, 2017 the Company entered into a non-binding letter of intent with Scepter Commodities, LLC for the proposed acquisition by Scepter of 80% of the fully-diluted shares of the Company on a reverse split basis. The Company and Scepter amended the letter of intent several times the time period for the Company to become current in its SEC filings.

On April 3, 2018, April 27, 2018, May 30, 2018 and the Company and Scepter entered into Amendment No. 2, 3 ,4 & 5 to a Letter of Intent with Scepter Commodities LLC extending the time frame for the Company to become current in its SEC filings to April 30, 2018, May 31, 2018, June 15, 2018, and until July 15, 2018, respectively. Upon filing of this Form10K Annual Report the Company will intensify the due diligence process with respect to the proposed as outlined in the letter of intent.

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

Competitive Business Conditions

Battery Segment

The Company believes that the design and functionality of the mPhase lithium Smart NanoBattery make it unique to the portable electronics battery market segment throughout the fiscal year ended June 30. 2018. To the best of our knowledge, there is no existing product that directly competes with the Smart NanoBattery in terms of its combination of small size and reserve design. As a reserve battery, the Smart NanoBattery remains dormant until it is activated on command. It does not self-discharge or die prior to its first activation, thereby offering extremely long shelf life prior to use as either a primary or backup battery in a device. Shelf life is projected to be in excess of twenty years.

There are numerous thin film batteries based on lithium metal, lithium ion and lithium polymer, as well as other chemistries, used in military devices, portable electronics, RFID tags and wireless sensor networks, that are similar in size to the Smart NanoBattery, often referred to as microbatteries. None of these designs is based on reserve battery architectures. Thin film batteries are manufactured by companies including Cymbet Corporation, Front Edge Technology, Infinite Power Solutions, ITN Energy Systems, Johnson Research and Development Company, KSW Microtec, Lithium Technology Corporation, MPower Solutions, Oak Ridge Micro-Energy, Power Paper, Solicore, VoltaFlex Corporation. Large companies such as Energizer, Ultralife, Varta and Proctor & Gamble are also involved with developing thin film batteries. Thin film battery markets are anticipated to grow substantially as the result of a wide expansion of portable devices in that time frame. With 3.5 billion cell phone users and 67 billion RFID tags per year, it is expected that there will be substantial commercial demand for thin film batteries.

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

Commencing in fiscal year ended June 30, 2013, the Company has limited product development of its Smart NanoBattery in order to conserve resources. The Company continues through fiscal year 2018 to protect its intellectual property with respect to the Smart NanoBattery through active management of its patent portfolio.

Patents and Licenses

We have filed and intend to file United States patents and/or copyright applications relating to some of our proposed products and technologies, either with our collaborators, strategic partners or on our own. There can be no assurance however, that any of the patents obtained will be adequate to protect our technologies or that we will have sufficient resources to enforce our patents.

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

In order to conserve financial resources, the Company did not file for patent protection any additional technology or products during Fiscal year ended June 30, 2018. As of the date hereof, the Company has rights under the following patents:

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

During fiscal years ended June 30, 2015 and June 30, 2016, the Company focused upon commercialization and sales of its since discontinued Jump Starter Products. Owing to limited resources the Company did not perform significant further research and development of its Smart Nano Battery during such period. During fiscal years ended June 30, 2017 and June 30, 2018 the Company focused primarily upon becoming current with respect to its periodic SEC filings.

During fiscal years ended June 30, 2017 and 2018 the Company focused upon raising capital in private placements to fund its operations and maintain its intellectual property. During such period the Company dedicated significant operational activity to raising monies in the capital markets in order to fund accounting and other costs necessary to become current in its SEC filings. Other operations included active management of its patent portfolio.

Employees

mPhase and its subsidiary companies presently have a total of 3 full-time employees who are the officers of the Company, and one part time accounting consultant.

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

If third party patents or patent applications contain claims infringed by either our technology or other technology required to make and use our potential products and such claims are ultimately determined to be valid, there can be no assurance that we would be able to obtain licenses to these patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. If we are unable to obtain such licenses at a reasonable cost, we may not be able to develop some products commercially. We may be required to defend ourselves in court against allegations of infringement of third-party patents. Patent litigation is very expensive and could consume substantial resources and create significant uncertainties. Any adverse outcome in such a suit could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to cease using such technology.

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

Additional financing through strategic collaborations, public or private equity financings or other financing sources may not be available on acceptable terms, or at all Our prior failure to be timely in our required periodic filings of quarterly and annual financial reports with the SEC may significantly limit our ability to raise additional capital. Additional equity financing could result in significant dilution to our shareholders. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize on our own. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our programs or potential products, any of which could have a material adverse effect on our financial condition or business prospects.

The large number of shares of common stock outstanding have caused significant dilution and resulted in our common stock becoming a sub penny stock. FINRA has previously denied the Company the right to complete a reverse split of our common stock owing to prior securities law violations of 2 officers of the Company

In order to complete a reverse split of our common stock our Chief Executive Officer and Chief Operating Officer each of which are Directors of the Company must resign their respective positions with the Company. The loss of these two key officers could have a material negative effect on the Company’s operations. Absent a reverse split of the stock it is unlikely the common stock of the Company will trade above either sub-penny or penny value.

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

We had outstanding, as of June 30, 2018, aggregate principal amount of $997,697, plus accrued interest of $72,638, of convertible debt, that could be converted into approximately 765,042,167 shares of common stock immediately, and up to 11,219,196,667 shares of common stock if the forbearance agreement discussed below is settled in shares of common stock. Sales of a substantial number of shares of our Common Stock in the public market could adversely affect the market price for our Common Stock and make it more difficult for you to sell shares of our Common Stock at times and prices that you feel are appropriate.

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

The market price of our common stock closed at $7.88 on July 26, 2000 and at $.0001 as of June 30, 2018. During such period the number of shares outstanding of the Company increased from approximately 30 million shares to approximately 18 billion shares. This increase was the result of periodic private placements and other financing arrangements involving convertible debt issued by the Company in order to finance company operations. Stocks in microcap companies having stock values below $1.00 per share have been very volatile during such period. Our common stock is a highly speculative investment and is suitable only for such investors with financial resources that enable them to sustain the loss of their entire investment in such stock. Because the price of our common stock is less than $5.00 per share and is not traded on the NASDAQ National or NASDAQ Small Cap exchanges, it is considered to be a “penny stock,” limiting the type of customers that broker/dealers can sell to. Such customers consist only of “established customers” and “Accredited Investors” (within the meaning of Rule 501 of Regulation D of the Securities Act of 1933, as amended), generally individuals and entities of substantial net worth, thereby limiting the liquidity of our common stock.

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

We have had net losses of approximately $211,678,692 since our inception in 1996 and cannot be certain when or if we will ever be profitable. We expect to continue to have net losses for the foreseeable future. We need to raise not less than $1 million in additional cash in the next 12 months through further equity private placements to continue operations and potentially complete a merger with Scepter Commodities LLC. As of June 30, 2018, we have working capital deficit of approximately $(3,993,269) and a stockholders’ deficit of $(3,992,469).

Our independent auditor’s report expresses doubt about our ability to continue as a going concern.

The reports of the Company’s outside auditors Assurance Dimensions, and its prior auditors D’Arelli Pruzansky, P.A., Demetrius Berkower, LLC., Rosenberg, Rich, Baker, Berman & Company, and Arthur Andersen & Co., with respect to its latest audited reports on Form10-K for each of the fiscal years commencing in the fiscal year ended June 30, 2001 through the fiscal year ended June 30, 2018, stated that “there is substantial doubt of the Company’s ability to continue as a going concern.” Such opinion from our outside auditors makes it significantly more difficult and expensive for the Company to raise additional capital necessary to continue our operations.

Our common stock is subject to significant further dilution upon issuance of shares we have reserved for future issuance.

As of June 30, 2018, outstanding convertible debt plus accrued interest is equal to $1,070,335 which could have the right to convert into additional shares of our common stock at discounts of up to 20% of mPhase’s then current stock price computed on a formula basis that may adversely affect the future price of our common stock that may result in future conversion shares of our Common Stock based upon our stock price at June 30, 2018.

RISK FACTORS RELATED TO OUR OPERATIONS

We have not to date had completed final military or commercial development of our flagship product, the Smart NanoBattery.

We have derived no material revenues from our Smart NanoBattery from inception of development in February 2004 through June 30, 2018.

The loss of key personnel could adversely affect our business

Management and employment contracts with all of our officers have expired and no assurances can be given that such executives will remain with the Company or that the Company will be able to successfully enter into agreements with such key executives. All of our officers have made significant investments in the Company in the form of equity periodic purchases of common stock and bridge loans and been granted stock and stock options that are intended to represent a key component of their compensation. Such grants may not provide the intended incentives to such officers if our stock price declines or experiences significant volatility. In addition our three corporate officers accumulated past accrued and unpaid salaries in the aggregate amount of approximately $538,777 certain notes and accrued interest were settled for stock and an amended conversion feature (see Note 9) during the FYE June 30, 2017 and portions of the fiscal year ended June 30, 2018 and have and have agreed to convert such amounts into common stock of the Company based upon the availability of shares..

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

In February of 2018 the Company entered into another Amendment with Fife governing the Forbearance Agreement that modified the payment schedule for the Convertible Debenture issued September 13, 2011.

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
Fiscal year ended June 30, 2018
First Quarter	$0.0001	$0.00
Second Quarter	0.0001	0.00
Third Quarter	0.0001	0.00
Fourth Quarter	0.0001	0.00

Fiscal year ended June 30, 2017
First Quarter	$0.0001	$0.00
Second Quarter	0.0001	0.00
Third Quarter	0.0001	0.00
Fourth Quarter	0.0001	0.00

(B) HOLDERS

Common Stock

As of June 30, 2018, mPhase had approximately 16,860,514,523 shares of common stock outstanding and approximately 23,000 stockholders of record. The Company originally reserved 1,000,000,000 shares for obligations to John Fife of which 812,500,000 and 187,500,000 shares of common stock were converted in Fiscal Year June 30, 2016 and 2017 respectively resulting in no shares remaining in the forbearance reserve maintained by the transfer agent for issuance upon the conversion of convertible securities of which may be required to be issued under the forbearance obligation with John Fife. At June 30, 2018 this obligation was convertible into approximately 11,067,050,000 shares of the Company’s Common stock, and presently has been renegotiated whereby no additional shares would be available for conversion upon completion of approximately $300,000 to $375,000 in cash payments. Finally, subject to availability, the Company has reserved 7,779,120,000 shares for conversion of officer notes. Such notes may only be converted if the Board of Directors determines that such shares are not needed for general corporate financing or other purposes.

Preferred stock and increase in Authorized shares of common stock

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

Effective August 22, 2018 the Company increased its authorized shares of common stock from 18 billion to 72 billion shares.

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

RESULTS OF OPERATIONS

OVERVIEW

In fiscal year ended June 30, 2018 focused on the management of intellectual property associated with the development of innovative power cells and related products through the science of microfluidics, microelectromechanical systems (MEMS) and nano- technology. Owing to limited financial resources during fiscal years ended June 30, 2018 and June 30,2017 the Company’s operations consisted of actively raising funds in the private placement market to fund outside accounting cost necessary to become current in its SEC filings. The Company continued its primarily focused on commercializing its first nanotechnology-enabled product for military and commercial applications - the Smart NanoBattery. The commercialization process was severely constrained during the past two fiscal years owing to limited funds available.

As previously described, our new patented and patent-pending battery technology, based on the phenomenon of electrowetting, offers a unique way to store energy and manage power that could revolutionize the battery industry. Features of the Smart NanoBattery include potentially infinite shelf life, environmentally friendly design, fast ramp to power, programmable control, and direct integration with microelectronic devices. The platform technology behind the Smart NanoBattery is a porous nanostructured material used to repel and precisely control the flow of liquids. The material has a Smart Surface that can potentially be designed for heart pacemakers and other medical devices.

During the fiscal year ended June 30, 2018, the Company actively sought a privately-held company seeking to become a public company to potentially merge with in order to achieve a larger critical mass and a wider variety of product lines. This effort culminated in a preliminary Letter of Intent with Scepter Commodities, LLC, an entity with a proprietary blockchain platform facilitating trading on a global basis for small dealers of tin, mPhase also spent considerable time and effort during the fiscal year ended June 30, 2018 on restructuring of its convertible debt obligations.

Discontinuance of Jump Starter Products during Fiscal Year 2016

Commencing in April of 2016, the Company began discontinuing its line of Jump Starter products owing to increased competition and declining margins. (See Note 3 under the caption “Discontinued Operations”).

YEAR ENDED JUNE 30, 2018 VS. JUNE 30, 2017

Continuing Operations

General and Administrative Expenses. General and administrative expenses charged to continuing operations were $734,343 for the year ended June 30, 2018 compared to $228,386 for the year ended June 30, 2017, an increase of $505,957. The Company recorded a $575,000 charge to continuing operations for stock awards for officers, a director and strategic consultants during the fiscal year ended June 30, 2018 compared to no such awards in fiscal 2017. The Company eliminated the accrual of the salaries of the three officers of the Company in fiscal year ended June 30, 2018 resulting in lower payroll of approximately $180,000 to executive officers when compared to fiscal year ended June 30, 2017.

Other Income and Expense. Interest expense charged to continuing operations was $246,162 in FYE 2018 compared to $302,905 in FYE 2017, a decrease of $56,743 due to reduced liability balances. During FYE 2018 other income from continuing operations was $1,107,922 on debt extinguishments. During the FYE 2017 other income from continuing operations included $153,320 of debt extinguishments.

Continuing Operations – (continued)

Net Income (loss). mPhase recorded a net income of $313,904 for the fiscal year ended June 30, 2018 consisting of $126,734 income from continuing operations plus a $187,170 gain from discontinued operations as compared to a net loss of ($381,920) from continuing operations for the year June 30, 2017, offset by a $71,155 gain from discontinued operations, resulting in a net loss of $310,765 for the prior year..

This represents a net income per common share of $0.00 in 2018 as compared to a net loss per common share of $(0.00) in 2017, based upon weighted average common shares outstanding of 16,684,055,107 and 17,904,555,752 during the years ending June 30, 2018 and June 30, 2017 respectively.

Discontinued Operations

Revenues. Total revenues for the year ended June 30, 2018 decreased to $0 from $20,516 in Fiscal 2017, or 100%. The revenue decrease for the current fiscal year was derived solely due to the terminated sales of the mPower Jump products.

Cost of sales. Cost of sales decreased $20,471 for the year ended June 30, 2018 to $0 from $20,471 in Fiscal 2017. This decrease is directly attributable to the termination of sales of our mPower Jump products.

Research and Development. Research and development expenses were $0 for the year ended June 30, 2018 compared to $38 for the year ended June 30, 2017.

Selling and Marketing Expenses. Selling and marketing expenses were $0 for the year ended June 30, 2018 compared to $11,154 for the year ended June 30, 2017 a decrease of 100%. The decrease is attributable to the elimination of the Company’s sales force and marketing efforts with respect to its line of Jump Products.

General and Administrative Expenses. General and administrative expenses charged to discontinued operations were $19,694 for the fiscal year ended June 30, 2018 compared to $78,228 for the year ended June 30, 2017 a decrease of $58,533. The Company eliminated a portion of the salaries of the three officers of the Company in fiscal year ended June 30, 2018 resulting in lower payroll expense charged to discontinued operations of approximately $70,000 for executive officers as compared to fiscal year ended June 30, 2017.

Other Income and Expense. Interest expense charged to discontinued operations was $41,957 in FYE 2018 compared to $47,635 in FYE 2017. During the FYE 2018 other income from discontinued operations included $2,875 in a Co-exist agreement for trade name rights offset by $2,309 net termination costs and $250,570 of income from debt extinguishments. During the FYE 2017 other income from discontinued operations included $12,500 from the conditional sale of a patent and $195,664 of debt extinguishments.

Net Income from Discontinued Operations. mPhase recorded a net gain from discontinued operations of $187,170 for the year ended June 30, 2018 as compared to $71,155 for the year ended June 30, 2017.

This represents net income from discontinued operations per common share of $0.00 in 2018 as compared to $0.00 in 2017, based upon weighted average common shares outstanding of 16,684,055,107 and 17,904,555,752 during the years ending June 30, 2018 and 2017 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative losses of ($211,678,692) and a working capital deficit of ($3,993,269) as of June 30, 2018. The auditors’ report for the fiscal year ended June 30, 2018 includes the statement that “there is substantial doubt of the Company’s ability to continue as a going concern”. As of June 30, 2018, the Company had a negative net worth of ($3,992,469) compared to a negative net worth of ($4,508,943) as of June 30, 2017 because of continuing net losses.

During the twelve months ended June 30, 2018, the Company issued 1,800,000,000 shares of its common stock in connection with private placements, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, raising net proceeds of $81,000 and incurred finder’s fees in the amount of $9,000. The proceeds were used by the Company as working capital.

During the twelve months ended June 30, 2017, the Company issued 900,000,000 shares of its common stock in connection with private placements, pursuant to Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended, raising net proceeds of $40,500 and incurred finder’s fees in the amount of $4,500. The proceeds were used by the Company as working capital.

Also, during the twelve months ended June 30, 2017, an unaffiliated shareholder advanced the Company $1,000, and an additional $2,000 in fiscal 2018. Additionally, the Director who had loaned the Company $90,000 in the fourth quarter of the fiscal year ended June 30, 2015 advanced the Company $20,000, net of repayments, in the twelve months ended June 30, 2016, together with $5,486 of accrued interest resulted in a balance of $115,486 on June 30, 2016. The Director has not demanded repayment, and together with $7,665 and $7,123 of accrued interest for the fiscal years ended June 30, 2018 & 2017 resulted in a balance of $130,274 outstanding as of June 30, 2018. This director converted $126,364 of this note and accrued interest into 1,263,642,700 shares of the Company’s common stock in September 2018.

During the fiscal years ended June 30, 2018 and 2017, the officers advanced $77,326 and $15,880 to provide working capital to the Company and $44,274 and $37,288 was charged to interest expense on the loans from officers. At June 30, 2018 and 2017 these notes and accrued interest at the rate of 6% totaled $777,712 and $658,311, respectively. In September 2018 the officers converted $702,105 of notes payable and accrued interest into 7,021,050,000 shares of the Company’s common stock.

The Company believes that private placements of its common stock to be issued from time to time will fund our short term capital needs and in November 2017 the Board of Directors determined it necessary increase its authorized shares of common stock. On August 22, 2018 the Company received approval from New Jersey Secretary of State to Increase authorized Common Shares from 18 billion to 72 billion shares.

The Company does not expect to derive any material revenue from its nanotechnology product development until after a deployment and custom tailoring of its Smart Nanobattery in the foreseeable future owing to its current financial condition which does not allow further work to complete the product.

MANAGEMENT’S PLANS AND CURRENT STATUS

The Company is currently considering strategic alternatives to best monetize its remaining patent portfolio, including partnering to exploit its opportunities for our drug delivery system. The Company is seeking to engage a grant and project proposal consultant to obtain government funding available under the Departments of Defense & Homeland Security for targeted applications for its smart nano-battery applications including The Department of Defense Ordnance Technology Consortium “DOTC”, Small Business Innovative Research “SBIR”, Cooperative Research and Development Agreements (CRADA) and similar programs. To maintain our economic viability the Company has taken and completed substantial steps in the restructuring, settlement and the revising its debt obligations and Our capital structure. The Company has aborted its efforts with respect to selling its line of automotive jump starter products owing to increased competition resulting in poor margins because of commodity pricing of such products to preserve our limited working capital. The Company is seeking alternative products for development of our nano-technology which would require a strategic partner or additional equity funding.

In our effort to revising its debt obligations and Our capital structure, the Company and the note holder for arrangements 1, JMJ Financial, have been renegotiating the settlement of these agreements; Previously as of June 30, 2017 the amount recorded in Current Liabilities for the two notes and accrued interest thereon subject to the River North Equity ( See footnote Stockholders Equity and Convertible Debt Arrangements) claim was $1,046,416. Such amount is included in the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial which totaled $1,212,940 on that date. River North Equity LLC which had purchased notes previously issued to JMJ Financial failed to appeal a Judgement in favor of the Company negating such Notes by July 17, 2017 and the Judgement become final. As a result of this proceeding the Company recorded the cancellation of the two notes assigned to River North from JMJ Financial for a total of $693,060 of principal and $358,534 accrued interest thereon. This resulted in a $1,051,594 gain from the cancellation of debt during the fiscal year ended June 30, 2018. As of June 30, 2018 the Company, has been negotiating a settlement for the remaining $109,000 of principle and $69,520 of accrued interest thereon due to JMJ, and anticipates a cash settlement for approximately $25,000.

On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $300,000 to $375,000, without conversion rights, in connection with the default by the Company under a Convertible Debenture dated September 13, 2011, depending on how long the Company takes to pay the settlement. At June 30, 2018 we had recorded $885,364 for the value of the forbearance debt obligation. as amended.

On December 1, 2017 the Company announced in a Form 8k filing that as part of an over recapitalization of the Company that, subject to filing with the Secretary of State of New Jersey of an Amendment to its Certificate of Incorporation increasing it authorized shares of common stock to 72 billion shares, the Board of Directors has approved the granting of a total of 5,750,000,000 shares of common stock to Officers, Directors and an Accounting Consultant of the Company. It is necessary for the Company to complete the filing of 4 years of back state and federal income tax returns with the Department of Revenue of New Jersey in order to amend its Certificate of Incorporation. In addition, the Board of Directors approved the issuance of 16,000,000,000 shares to Officers and Directors and the Company’s accounting Consultant in exchange for aggregate indebtedness and fees owed to such persons in the approximate amount of $1,600,000. In September 2018 the Company issued the 5,750,000 shares of its common stock pursuant to the announced stock award. Also, in September 2018 the Company settled $1,652,746 of related party and strategic vendor debts pursuant to this part of our recapitalization plan as follows:

a.) the officers converted $538,777 accrued wages into 5,387,770,000 shares and $702,105 of notes payable and accrued interest into 7,021,050,000 shares, &;

b.) a director converted $186,000 of accrued fees into 1,860,000,000 shares and $126,364 of a note and accrued interest into 1,263,642,700 shares, &;

c.) strategic vendors converted $99,500 of accounts payable into 990,500,000 shares: of the Company's common stock.

On December 28, 2017 the Company entered into a Letter of Intent with Scepter Commodities LLC for Scepter to merge into mPhase wherein shareholders of Scepter would own 80% of the outstanding common stock of the Company with mPhase shareholders owning 20% of the common stock of the combined company. As part of this transaction, if consummated under the outlined term sheet, the merged Company that shareholders of Scepter would own 80% of the outstanding common stock of the Company with mPhase shareholders owning 20% of the common stock of the newly combined company would include the mPhase Technologies, Inc. parent and our Medds, Inc subsidiary; and would not include our mPower, Inc. Subsidiary, which would retain approximately $500,000 of liabilities and all our present patent portfolio, which would be distributable to our shareholders at the time of the Scepter transaction.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $164,000 and $56,000 during the year ended June 30, 2018 and 2017, respectively and has a working capital deficit of approximately $1,765,523 at June 30, 2018.

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

Capital Raising Transactions

During the fiscal years ended June 30, 2018 & 2017, the Company received $81,000 and $40,500 of net proceeds from the issuance of 1,800,000,000 and 900,000,000 shares of common stock in private placements with accredited investors, incurring finder’s fees of $9,000 and $4,500, respectively.

Conversion of debt securities

During the fiscal year ended June 30, 2018 & 2017 the Company incurred the conversion of $0 and $15,000 of Convertible Debt and Accrued Interest thereon relating to the forbearance agreement into 0 and 187,500,000 shares of the Company’s Common stock, respectively.

Subsequent Debt Conversions

In September 2018:

a.) Officers’ Durando, Dotoli & Smiley converted $538,777 of accrued wages into 5,387,770,000 shares and $702,105 of notes payable and accrued interest into 7,021,050,000 shares,

b.) a director converted $186,000 of accrued fees into 1,860,000,000 shares and $126,364 of a note and accrued interest into 1,263,642,700 shares,

c.) Strategic vendors converted $99,500 of accounts payable into 990,500,000 shares; of the Company’s common stock.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

There was no change in our internal control over financial reporting during the Year Ended June 30, 2018.

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

Changes in Internal Control over Financial Reporting

The Company has obtained, on a fee basis, an outside consultant to act as an accounting manager to assist the Company with the accounting of convertible debentures and derivatives and the consultant was utilized during all four quarters of each of the fiscal years ended June 30, 2018 & 2017. However, mPhase Technologies is a small company with a total staff of approximately 3 full-time employees, at reduced salary, and one accounting & one bookkeeping consultant. This size limits, and may continue to limit, the Company’s ability to provide for adequate backup of financial personnel. Accordingly, efforts individually and in the aggregate may be insufficient to fully eliminate the condition that could adversely affect the organization’s ability to record, summarize and report financial data consistent with the assertions of management in the financial statements.

There were no changes in our internal control over financial reporting during the fiscal year ended June 30, 2018 that have materially affected, other than the increased inventory control procedures we instituted as discussed above, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive officers are selected by the Board of Directors. No family relationships exist between any of the executive officers or directors. The following table sets forth certain information with respect to each person who is an executive officer or director. mPhase’s executive officers and directors as of June 30, 2018 are as follows:

NAME	AGE	POSITION(S)
Ronald A. Durando	61	Chief Executive Officer and Director
Gustave T. Dotoli (2)	83	Chief Operating Officer and Director
Martin Smiley	70	Chief Financial Officer

OUTSIDE DIRECTORS

Abraham Biderman (1)(2)	70	Director
Dr. Victor Lawrence	69	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

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

MARTIN SMILEY was elected on June 28, 2006 to the Board of Directors. He joined mPhase as Executive Vice President, Chief Financial Officer and General Counsel in August 2000. Mr. Smiley has over forty years of experience as a corporate finance and securities attorney and as an investment banker. Prior to joining the company, Mr. Smiley served as a Principal at Morrison & Kibbey, Ltd., a mergers and acquisitions and investment banking firm, from 1998 to 2000, and as a Managing Director for CIBC Oppenheimer Securities from 1994 to 1998. He served as a Vice President of Investment Banking at Chase Manhattan Bank from 1989 to 1994, and as a Vice President and Associate General Counsel for Chrysler Capital Corporation from 1984 to 1989. Mr. Smiley graduated with a B.A. in Mathematics from the University of Pennsylvania and earned his law degree from the University of Virginia, School of Law.

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

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Directors, executive officers, and individuals owning more than 10 percent of mPhase common stock are required to file initial reports of ownership and changes in ownership with the SEC under Section 16(a) of the Securities Exchange Act of 1934, as amended. The SEC regulations also require those persons to provide copies of all filed Section 16(a) reports to the Company. mPhase has reviewed the report copies filed in fiscal year 2018 and, based also on written representations from those persons, the Company believes that there was compliance with Section 16(a) filing requirements for fiscal year 2018. All the officers and directors filed all of the required forms in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

NAME &									NON-
PRINCIPAL						STOCK	OPTION		EQUITY	PENSION
POSITION	YEAR	SALARY			BONUS	AWARDS	AWARDS		INCENTIVE	VALUE	OTHER		TOTAL
Ronald Durando	2018	$			$-	$200,000	$		$-	$-	$25,678	(1)	$225,678
Chief Executive Officer	2017		$100,000	(2)	$-	$-		$-	$-	$-	$22,242	(1)	122,242

Gustave Dotoli	2018	$			$-	$100,000	$		$-	$-	$8,623	(1)	$108,623
Chief Operating Officer	2017		$40,000		$-	$-		$-	$-	$-	$8,020	(1)	$48,020

Martin Smiley	2018	$			$-	$100,000	$		$-	$-	$7,973	(1)	$107,973
CFO and General Counsel	2017		$40,000		$-	$-		$-	$-	$-	$7,026	(1)	$47,026

FOOTNOTES

(1)	Interest on loans to the Company.

(2)	Does not include $14,500 of fees charged by Karen Durando, the wife of the Company’s president, for product marketing services during the fiscal years ended June 30, 2017.

OUTSTANDING EQUITY AWARDS at FISCAL YEAR END JUNE 30, 2018

	Number of Securities underlying Unexercised Options (Exercisable)	Number of Securities underlying Unexercised Options (Unexercisable)	Equity Incentive Plan awards Number of Securities	Option Exercise Price		Option Expiration Date	Number of shares of stock that has not been vested	Market Value of Shares not vested	Equity Incentive
Ronald Durando	-	-	-		$-		-	-	-
President CEO				$

Gustave Dotoli	-	-	-		$-		-	-	-
COO				$

Martin Smiley	-	-	-		$-		-	-	-
Executive VP				$
CFO Chief Legal Counsel				$

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

The Company does not have written employment agreements with any of the named Executive Officers. As previously noted under “Risk Factors” the Company has accrued, and unpaid salary owed to its 3 Officers and is continuing such practice owing to limited financial resources.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee during fiscal 2018 were Messrs. Dotoli and Biderman. Mr. Biderman has never been an mPhase officer or employee. None of the Company’s directors or executive officers served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire Board of Directors) of another entity during fiscal 2018 that has a director or executive officer serving also as a director on mPhase’s Board of Directors.

COMPENSATION OF DIRECTORS

No Directors received compensation for their services as a Director.

AUDIT COMMITTEE

No members of the Audit Committee received compensation for their services on the Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 30, 2018 certain information regarding the beneficial ownership of our shares:

1.	by each person who is known by us to be beneficial owner of more than five percent (5%) of our outstanding common stock;

2.	each of our directors;

3.	by each executive officer named in the summary Compensation Table; and

4.	by all of our directors and executive officers as a group.

June 30, 2018
		Warrants/
AFFILIATES (1 & 2)	Shares	conversion rights	Options	TOTAL	%

Victor Lawrence	10,100,000	-	-	10,100,000	0.03%
Anthony Guerino	-	-	-	-	0.00%
Abraham Biderman (5)	4,168,869,590	228,197,200	-	4,397,066,790	11.06%
Gustave Dotoli (3)	3,708,869,504	87,236,600	-	3,796,106,104	9.58%
Ron Durando (3)(4)	10,378,976,109	1,047,243,400	-	11,426,219,509	28.15%
Ned Ergul	24,213,343	-	-	24,213,343	0.06%
Martin Smiley (3)	3,600,053,529	381,664,600	-	3,981,718,129	9.97%

Total Affiliates	21,891,082,075	1,744,341,800	-	23,635,423,875	58.85%

(1)	Unless otherwise indicated, the address of each beneficial owner is 688 New Dorp Lane,Staten Island, New York, New York 10306.
(2)	Unless otherwise indicated, mPhase believes that all persons named in the table have sole voting and investment power with respect to all shares of the Company beneficial owned by them. The percentage for each beneficially owner listed above is based on 39,537,976,123 shares outstanding on September 24, 2018, and, with respect to each person holding options or warrants to purchase shares that are exercisable within 60 days after September 24, 2018 the number of options and warrants are deemed to be outstanding and beneficially owned by the person for the purpose of computing such person’s percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Includes as warrants 228,197,200 shares, 87,236,600 shares, 1,047,243,400 and 381,664,600 shares issuable for unpaid fees, loans plus accrued interest since January 1, 2018 still due to Mssrs. Biderman, Dotoli, Durando and Smiley at June 30, 2018 at $.00005 as comparable to private placements concurrently entered into during that period.
(4)	Includes 1,040,671,992 shares owned by Karen Durando, his wife.
(5)	Includes 4,123,642,700 shares owned by Eagle Strategic Advisory LLC, a Company controlled by Mr. Biderman.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Material Related Party Transactions

Transactions with Microphase Corporation

The Company has material related party transactions. The Company has incurred costs for engineering, design and production of prototypes and certain administrative functions from Microphase Corporation in the past through fiscal year ended June 30, 2015.During a portion of the fiscal year ended June 30, 2016, the Company leased office space from Microphase at its Norwalk location. Rental expense charged by Microphase was $4,500 from July 1, 2015 through June 30, 2016. In April of 2016 mPhase ceased to be a tenant of Microphase establishing its own independent office in Norwalk, Connecticut At June 30, 2016, 2017 and 2018 $32,545 remains outstanding to Microphase Corporation.

Mr. Durando, President and CEO of mPhase, was an officer of Microphase Corporation until January 22, 2015. Mr. Ergul is a director of Microphase Corporation until December 1, 2016.

During fiscal year ended June 30, 2015 the three officers of the Company received a total of $346,147 of their aggregate salaries and a total of $58,333 of their respective aggregate unpaid salaries of $400,000 was accrued as unpaid compensation owed to such officers. Such action was necessary for the Company to conserve financial resources to continue minimal operations. Such unpaid salary is convertible into common stock of the Company at $.0004 per share at the option of each of such officers. During the fiscal year ended June 30, 2015, no such debt conversions have been exercised by any of the officers. During fiscal years ended June 30, 2016 and 2017, an additional $308,000 and $180,000 was accrued and reduced by $7,556 of payments in fiscal 2016 and $538,777 remained as unpaid compensation owed to such officers at June 30, 2017. During fiscal year ended June 30, 2018 the three officers of the Company received a total of $0 cash payments and no additional amounts were accrued toward their respective aggregate unpaid salaries of $538,777. The Company amended the conversion price that unpaid salary is convertible into common stock of the Company to $.0001 per share for the officers in November 2017. Such action was necessary for the Company to conserve financial resources to continue minimal operations and ultimately in September 2018 the officers converted their respective aggregate unpaid salaries of $538,777 into 5,387,770,000 shares of the Company’s common stock.

During the years ended June 30, 2018 and 2017, a firm owned by Mr. Biderman charged finders’ fees of $9,000 and $4,500 in connection with raising $81,000 and $40,500 in private placements for the Company which funds were used for working capital purposes. Mr. Biderman converted $186,000 of unpaid fees into 1,860,000,000 shares of the Company’s common stock in September 2018.

Additionally, Mr. Biderman loaned the Company $90,000 in the fourth quarter of the fiscal year ended June 30, 2015 advanced the Company $20,000, net of repayments, in the twelve months ended June 30, 2016, together with $5,486 of accrued interest resulted in a balance of $115,486 on June 30, 2016. Mr. Biderman has not demanded repayment, and together with $7,665 and $7,123 of accrued interest for the fiscal years ended June 30, 2018 & 2017 resulted in a balance of $130,274 outstanding as of June 30, 2018. Mr. Biderman converted $126,364 of this note and accrued interest into 1,263,642,700 shares of the Company’s common stock in September 2018.

Conversion Feature and Conversions of Debt to Officers’

The Company amended the conversion feature to provide for the conversion of the remaining Officers’ loans into shares of common stock at a conversion price of $.0004 for a term of five years effective March 31, 2014. The Company amended the conversion price that the remaining Officers’ loans are convertible into common stock of the Company to $.0001 per share in November 2017.

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

During fiscal year ended June 30, 2018, officers of the Company did not convert any of the officer notes into common stock. The Company amortized $121,570 of the approximately $212,746 previously deferred charges remaining to beneficial conversion feature interest expense for the year ended June 30, 2018. At June 30, 2018 $91,176 of deferred charges for beneficial conversion feature interest expense remain as a reduction of additional paid in capital which will be amortized on a straight-line basis over the life of the warrant or sooner if and when converted.

During the fiscal years ended June 30, 2018 and 2017, the officers advanced $77,326 and $15,880 to provide working capital to the Company and $44,274 and $37,288 was charged to interest expense on the loans from officers. At June 30, 2018 and 2017 these notes and accrued interest at the rate of 6% totaled $777,712 and $658,311, respectively. In September 2018 the officers converted $702,105 of notes payable and accrued interest into 7,021,050,000 shares of the Company’s common stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The audit fees billed to us by Assurance Dimensions firm for the Fiscal Year June 30, 2018 were $35,000.

The audit fees billed to us by Assurance Dimensions firm for the Fiscal Year June 30, 2017 were $40,000.

The audit fees billed to us by Demetrius Berkower LLC. firm for the Fiscal Year June 30, 2016 were $9,000.

Audit Related Services

There were no fees for audit related services billed for the fiscal year ended June 30, 2018 and 2017.

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

10.93*	Forbearance Agreement and Amendment thereto dated February 15, 2015 as amended on August 11, 2015 with John Fife (Exhibits 99.1 and 99.2 to form 8K filed August 12, 2015)

10.94*	Second Modification to Forbearance Agreement with John Fife (Exhibit 99.1 to Form 8k filed January 22, 2016)

10.95*	Third Modification to Forbearance Agreement with John Fife (Exhibit 99.1 to Form 8k filed May 23rd, 2016)

10.96*	Amendment to Judgement Settlement Agreement with John Fife (Exhibit 10.12 to Form 8k filed February 23, 2018)

10.97	Debt/Equity Conversion Agreements of Related Parties, dated as of January 1, 2018

10.98*	Form 8k announcing increased in the Company’s authorized shares of common stock to 72 Billion Shares filed August 24, 2018

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference.

**	All or portions of such Agreements have been omitted and the Company has requested that the omitted sections be treated as “Confidential Information” pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended and has been filed with the Securities and Exchange Commission separately.

***	Incorporated by reference from Amendment No. 6 to Form 10K for the period ended June 30, 2009 file on August 13, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of mPhase Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of mPhase Technologies, Inc. (the Company) as of June 30, 2018 and 2017, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at June 30, 2018, has incurred recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Assurance Dimensions
Assurance Dimensions, Inc.
We have served as the Company’s auditor since 2016.
Coconut Creek, FL
October 15, 2018

mPHASE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	June 30, 2017
ASSETS
CURRENT ASSETS
Cash	$261	$4,163
Assets of discontinued operations	-	4,527

TOTAL CURRENT ASSETS	261	8,690

Property and equipment, net	-	683

Other assets	800	800

TOTAL ASSETS	$1,061	$10,173

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$421,056	$442,746
Accrued expenses	1,273,569	894,930
Due to related parties	226,045	217,045
Notes payable, Officers’	777,912	658,311
Notes payable, Director & Investor	133,274	123,609
Current Portion, Long term convertible debentures	997,698	1,615,266
Liabilities of discontinued operations	163,976	567,209
TOTAL CURRENT LIABILITIES	3,993,530	4,519,116

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Common stock, par value $.001, 18,000,000,000 shares authorized, 16,860,514,523 and 17,764,713,048 shares issued and outstanding at June 30, 2018 & 2017, respectively	16,860,514	17,764,712
Additional paid in capital	190,825,709	189,718,941
Accumulated deficit	(211,678,692)	(211,992,596)
TOTAL STOCKHOLDERS’ DEFICIT	(3,992,469)	(4,508,943)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,061	$10,173

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	June 30, 2018	June 30, 2017

REVENUES	$-	$-

COSTS AND EXPENSES

General and Administrative (including $575,000 non-cash stock related charges in 2018)	734,343	228,386

Depreciation and amortization	683	2,948

TOTAL COSTS AND EXPENSES	735,026	231,334

OPERATING LOSS	(735,026)	(231,334)

OTHER INCOME (EXPENSE)
Interest (Expense)	(246,162)	(302,906)
Other income - gain on debt extinguishments	1,107,922	152,320
TOTAL OTHER INCOME (EXPENSE)	861,760	(150,586)

Income (Loss) From Continuing Operations, before Income Taxes	126,734	(381,920)

Income From Discontinued Operations	187,170	71,155

Income Taxes	-	-

Net Income (Loss)	$313,904	$(310,765)

Basic & Diluted Net loss per share:
Income (Loss) per share From Continuing Operations	$0.00	$(0.00)
Income per share From Discontinued Operations	$0.00	$0.00
Net Income (Loss) per share	$0.00	$(0.00)
Weighted Average Number of Shares Outstanding;
Basic	16,684,055,107	17,904,555,752
Diluted	18,000,000,000	18,000,000,000

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE TWO YEARS ENDED JUNE 30, 2018

	Common Stock		Additional
	Shares	$.001 Par Value	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance June 30, 2016	17,772,643,845	$17,772,643	$189,533,940	$(211,681,831)	$(4,375,248)

Issuance of Common Stock to accredited investors in private placements, net of $4,500 fees	900,000,000	900,000	(859,500)	-	40,500

Issuance of Common Stock for the Conversion on a Convertible Debenture & accrued interest thereon	187,500,000	187,500	(172,500)	-	15,000

Beneficial Conversion Feature Interest Expense Charged to Additional Paid in Capital	-	-	121,570	-	121,570

Return to treasury of shares cancelled by significant shareholders	(1,095,430,797)	(1,095,431)	1,095,431	-	-

Net Loss for the Year Ended June 30, 2017	-	-	-	(310,765)	(310,765)

Balance June 30, 2017	17,764,713,048	$17,764,712	$189,718,941	$(211,992,596)	$(4,508,943)

Issuance of Common Stock to accredited investors in private placements, net of $9,000 fees	1,800,000,000	1,800,000	(1,719,000)	-	81,000

Beneficial Conversion Feature Interest Expense Charged to Additional Paid in Capital	-	-	121,570	-	121,570

Return to treasury of shares cancelled by significant shareholders	(2,704,198,525)	(2,704,198)	2,704,198	-	-

Net Income for the Year Ended June 30, 2018	-	-	-	313,904	313,904

Balance June 30, 2018	16,860,514,523	$16,860,514	$190,825,709	$(211,678,692)	$(3,992,469)

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	June 30,
	2018	2017
Cash Flow From Operating Activities:
Net Income (Loss) from continuing operations	$126,734	$(381,920)
Net Income from discontinued operations	187,170	71,155
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	683	2,948
(Gain) on debt extinguishments - continuing operations	(1,107,922)	(152,320)
(Gain) on debt extinguishments - discontinued operations	(250,570)	(195,664)
Gain on sale of patent	-	(12,500)
Other non-cash charges including amortization of deferred compensation and beneficial conversion interest expense	121,570	121,570
Amortization of loan discount, finance company	11,532	10,197
Changes in assets and liabilities:
Accounts receivable	-	440
Inventories	3,477	20,074
Prepaid expenses and Other current assets	1,050	130
Other assets	-	(800)
Accounts payable & Accrued expenses	733,048	276,359
Due to/from related parties Officers	-	180,000
Net cash used in operating activities	$(173,228)	$(60,331)

Cash Flow Used in Investing Activities:
Net Cash used in investing activities	$-	$-

Cash Flow from Financing Activities:
Proceeds from issuance of common stock, net of finder’s fees	81,000	40,500
Due from related party - Eagle	9,000	4,500
Proceeds of demand note - investor	2,000	1,000
Repayment to Finance Company	-	(2,103)
Proceeds from notes payable officers’	78,404	32,784
Repayment of notes payable officers’	(1,078)	(16,904)
Net cash provided by financing activities	$169,326	$59,777

Net increase (decrease) in cash	(3,902)	(554)

CASH AND CASH EQUIVALENTS, beginning of period	4,163	4,717
CASH AND CASH EQUIVALENTS, end of period	$261	$4,163

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

mPhase, a New Jersey corporation is a publicly-held company with approximately 16.9 billion shares of common stock outstanding as of June 30, 2018. The Company’s common stock is traded on the OTC Pink Quotation System under the ticker symbol XDSL.

The Company from inception through June 30, 2010 focused much of its efforts in the commercial deployment of its TV+ products for delivery of broadcast IPTV, and DSL component products which include POTS splitters. Beginning in 2004, the Company added a new line of power cell batteries and electronic sensors (magnetometers) being developed through the use of nano-technology. The Company discontinued its TV+ line of products as of June 30, 2010 as well as its electronic sensor products.

In recent years, the Company has shifted its primary business focus to the development of innovative power cells and related products through the science of microfluidics, microelectromechanical systems (MEMS) and nano- technology. Using these disciplines, it has developed a battery that has a significantly longer shelf life prior to activation than conventional batteries. In addition, such battery product, unlike conventional batteries, is capable of disposal after use without harm to the environment. This technology is the primary technology and business of the Company today. Presently the Company is pursuing strategic alternatives to best monetize its patent portfolio, including partnering to exploit its opportunities for our drug delivery system. The Company is seeking to engage a grant and project proposal consultant to obtain government funding available under the Departments of Defense & Homeland Security including The Department of Defense Ordnance Technology Consortium “DOTC”, Small Business Innovative Research “SBIR”, Cooperative Research and Development Agreements (CRADA) and similar programs for targeted applications for its smart nano-battery applications.

mPower Technologies, Inc. is a New Jersey corporation and is a wholly-owned consumer products subsidiary of mPhase Technologies, Inc. This subsidiary had its last significant sale of Jump products during the first Quarter of Fiscal 2017 and this product line is treated as Discontinued Operations in these financial statements. Medds, Inc is a Wyoming Corporation that was formed to capitalize on opportunities for our drug delivery system.

We are presently headquartered in New Dorp Lane, Staten Island, New York.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

2. GOING CONCERN AND MANAGEMENT’S PLANS

Through June 30, 2018, the Company incurred cumulative losses reflected in its accumulated deficit of $211,678,692 and at June 30, 2018 had a working capital deficit of $3,993,269. Funding in our traditional capital markets was difficult during FYE 2016, 2017 and 2018. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the issue date of this report.

The Company was able to enter into convertible debt arrangements and private placements of equity with independent investors to provide liquidity and capital resources during the preceding two fiscal years. In addition, and from time to time during FYE 2018 and 2017, the Company raised necessary working capital via bridge loans from officers. During FYE June 30, 2018 and 2017, the Company received net proceeds from private placements with accredited investors of approximately $81,000 and $40,500 respectively.

The Company is currently focused on preserving the ability to continue the development and commercialization of its battery products using the science of nanotechnology. Presently the Company is pursuing strategic alternatives to best monetize its patent portfolio, including partnering with to exploit its opportunities for our drug delivery system in the medical device industry and pursuing development programs in the Defense & Homeland Security departments for targeted applications for our smart nano-battery applications. In April of 2016, the Company began the wind-down of its entire line of mPower Jump products owing to increased competition and erosion of pricing in the market. The Company had its last significant sale of Jump products during the first Quarter of Fiscal 2017 and this product line is treated as Discontinued Operations in these financial statements.

The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) successfully develop, market and sell its products. The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2018 and continue its development and commercialization efforts.

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

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, accounts payable, current and long-term debt, line of credit, convertible debt and due to related parties. Management believes the estimated fair value of cash, accounts payable and debt instruments at June 30, 2018 and 2017 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. Fair value of due to related parties cannot be determined due to lack of similar instruments available to the Company.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

RESEARCH AND DEVELOPMENT -Discontinued Operations

Research and Development cost are charged to operations when incurred. The amounts charged to expense for the years ended June 30, 2018 and 2017 were $0 and $38, respectively.

PATENTS AND LICENSES

Patents and licenses are capitalized when mPhase determines there will be a future benefit derived from such assets and are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset, generally five years. As of June 30, 2018, and 2017, the book value of such assets, or $214,383, has been fully amortized and no amortization expense was recorded for the years ended June 30, 2018 and 2017, respectively. During the years ended June 30, 2018 and 2017 the Company included in other income $0 and $12,500 for the conditional sale of a patent which had no capitalized costs associated with the patent.

INVENTORIES -Discontinued Operations

The Company uses the First-In First Out method (FIFO) to account for inventory which is carried at the lower of cost and net realizable value. As of June 30, 2018, and 2017, inventory was valued at $0 and $3,477, net of a $72,503 and $69,106 reserve, respectively. The amounts of inventory write downs charged to the reserve for the year ended June 30, 2018 was $2,000.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

LOSS PER COMMON SHARE, BASIC AND DILUTED

mPhase accounts for net loss per common share in accordance with the requirements FASB ASC 260 Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company has convertible securities held by third parties and convertible notes plus accrued interest thereon held by officers of the Company, subject to availability, convertible into approximately 765,042,167 shares immediately, and up to 11,219,196,667 shares if the forbearance agreement discussed in Note 8 is settled entirely in stock, for convertible notes held by third parties; and 16,404,630,000 shares, if available, for officer and director notes and unpaid wages and fees of the Company’s common stock based upon the conversion terms at June 30, 2018. If all were fully converted at June 30, 2018 based upon the terms at that date it would total 27,623,826,667 shares of the Company’s Common Stock.

In periods reporting a loss the inclusion of warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share and have been omitted in such computation.

The following Table Illustrates shares of the Company’s Common Stock subject to Convertible Obligations as of June 30, 2018

	June 30, 2018
				Shares Convertible
	Note Principle	Accrued Interest	Total	immediately	over full term, when available
Arrangement #1 - JMJ Financial, Inc	$109,000	$69,520	$178,520	44,630,000	44,630,000
Arrangement #2 - St. George Investments/Fife Forbearance Obligation	885,364	-	885,364	625,000,000	11,067,050,000
Arrangement #3 - MH Investment trust II	3,333	3,118	6,451	107,516,667	107,516,667
Total Convertible Notes payable	997,697	72,638	1,070,335	777,146,667	11,219,196,667
Notes Payable- Officers (1) (2)	531,932	245,980	777,912	-	7,779,120,000
Accrued Wages-Officers (1) (2)	538,777	-	538,777	-	5,387,770,000
Fees Payable- Director (1) (2)	193,500	-	193,500	-	1,935,000,000
Notes Payable- Director (1) (2)	130,274	-	130,274	-	1,302,740,000
Total	$2,392,180	$318,618	$2,710,798	777,146,667	27,623,826,667

(1)	Shares convertible at $.0001 when available pursuant to November 28, 2017 Board resolution to increase authorized common shares to 72 billion

(2)	On August 22, 2018 the Company received approval from New Jersey Secretary of State to Increase authorized Common Shares to 72 billion. In September 2018 a.) the officers converted $538,777 accrued wages into 5,387,770,000 shares and $702,105 of notes payable and accrued interest into 7,021,050,000 shares, &; b.) a director converted $186,000 of accrued fees into 1,860,000,000 shares and $126,364 of a note and accrued interest into 1,263,642,700 shares, of the Company's common stock.

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

JUNE 30, 2018

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

DISCONTINUED OPERATIONS

The Company has classified the operating results and associated assets and liabilities from its Jump line of products, which ceased having material sales in the first quarter of Fiscal 2017, as Discontinued Operations in the Consolidated Financial Statements for the Fiscal Years ended June 30, 2018 and 2017.

THE ASSETS AND LIABILITIES ASSOCIATED WITH DISCONTINUED OPERATIONS INCLUDED IN OUR CONSOLIDATED BALANCE SHEET WERE AS FOLLOWS:

	June 30, 2018			June 30, 2017
	Total	Discontinued	Continuing	Total	Discontinued	Continuing
ASSETS

CURRENT ASSETS
Cash	$261	$-	$261	$4,163	$-	$4,163
Inventory, net	-	-		3,477	3,477
Prepaid and other current assets	-	-		1,050	1,050
TOTAL CURRENT ASSETS	261	-	261	8,690	4,527	4,163

Property and equipment, net	-	-	-	683		683

Other assets	800	-	800	800	-	800

TOTAL ASSETS	$1,061	$-	$1,061	$10,173	$4,527	$5,646

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$421,056	$124,508	$421,056	$839,825	$397,078	$442,746
Accrued expenses	1,273,569	142,195	1,131,374	1,037,124	142,195	894,930
Due to related parties	226,045	-	226,045	217,045	-	217,045
Notes payable, Officers’	777,912	-	777,912	658,311	-	658,311
Notes payable, Director & Investor	133,274	-	133,274	123,609	-	123,609
Note Payable, Finance Company	39,468	39,468	-	27,936	27,936	-
Current Portion, Long term convertible debentures	997,698	-	997,698	1,615,266	-	1,615,266

TOTAL LIABILITIES	3,993,530	306,171	3,687,359	4,519,116	567,209	3,951,907

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

DISCONTINUED OPERATIONS - (Continued)

Revenue and Expense Recognition for Discontinued Operations

The Company has recognized revenue on its JUMP products when the products were shipped, and title passed to the customer.

The results of discontinued operations include specifically identified and allocated common overhead expenses.

THE REVENUES AND EXPENSES ASSOCIATED WITH DISCONTINUED OPERATIONS INCLUDED IN OUR CONSOLIDATED STATEMENTS OF OPERATIONS WERE AS FOLLOWS:

	For the Year Ended
	June 30, 2018	June 30, 2017
	Discontinued	Discontinued

REVENUES	$-	$20,516

COSTS AND EXPENSES

Cost of Sales	-	20,471

Research and Development	-	38

Selling and Marketing	2,315	11,154

General and administrative	19,694	78,228

TOTAL COSTS AND EXPENSES	22,009	109,891

OPERATING LOSS	(22,009)	(89,375)

OTHER INCOME (EXPENSE)
Interest (Expense)	(41,957)	(47,635)
Other income, including gain on debt extinguishments of $250,570 in 2018 and $195,664 in 2017	251,136	208,164

TOTAL OTHER INCOME (EXPENSE)	209,179	160,529

Income From Discontinued Operations, before Income Taxes	187,170	71,155

Income Taxes	-	-

Net Income from Discontinued Operations	$187,170	$71,155

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

INCOME TAXES

The Company accounts for income taxes in accordance with accounting guidance now codified as Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2018 and 2017, the Company had a full valuation allowance against its deferred tax assets.

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

The Company files U.S. and state income tax returns with various statutes of limitations. The 2015 through 2018 tax years generally remain subject to examination by federal and most state tax authorities.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits, if any, in interest and operating expenses. No interest or penalties were recorded for the years ended June 30, 2018 and 2017.

BUSINESS CONCENTRATIONS AND CREDIT RISK

To date, the Company’s products have been sold to a limited number of wholesale customers, earlier primarily in the primarily in the automotive consumer products industry. During the fiscal year ended 2018 and 2017 sales consisted primarily of the Company’s new Jump products. Sales of individual Jump products are prepaid in advance and sales to distributors have terms of net 15 days or less while sales to retail chains have terms of 60 days. Sales through corporate office headquarters of major distributors can have payment terms of up to net 360 days to which the Company has not yet experienced. Throughout the year, cash balances that the Company maintains at financial institutions may exceed the Federal Deposit Insurance Corporation insurance limitation of up to $250,000. Cash balances exceeded FDIC did not exceed such amount during fiscal year ended June 30, 2018 and 2017.

RECLASSIFICATIONS

Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation. The Company reclassified accrued fees to Eagle Advisors to a source of funds from financing activities previously included as a source of funds in operating activities in the Statement of Cash Flows. The reclassified financial statement items had no effect on Net Income (Loss) for the Year, Total Stockholders’ Deficit or Total Assets for the fiscal years ended June 30, 2018 and 2017.

NEW ACCOUNTING PRONOUNCEMENTS

The Company is evaluating several pronouncements issued by the FASB which have recently or may result in the adoption by the Company of these standards in upcoming accounting periods as follows:

ASU 2016-02 — In February 2016, the FASB issued a new lease standard that supersedes existing lease guidance under GAAP. This standard requires lessees to record most leases on their balance sheets but recognize expenses on their income statements in a manner similar to existing lease guidance under GAAP. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with the option to use certain relief. Full retrospective application is prohibited. This standard is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2018, which for us is our fiscal 2019. We are currently evaluating the impact this standard will have on our financial position, results of operations and cash flows.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

ASU 2016-18 Statement of Cash Flows (Topic 230) : Restricted Cash (A Consensus of the FASB Emerging Issues Task Force) : The new standard requires the statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The Company has a restricted cash balance of $0 on the Condensed Consolidated Balance Sheet.

4. SUPPLEMENTAL CASH FLOW INFORMATION

	For the Years Ended
	June 30, 2018	June 30, 2017
Cash Paid for:
Interest Paid	$9,684	$98,078
Non-Cash Investing and Financing Activities:
Conversion of $9,460 convertible debt and $5,540 accrued interest to common stock in 2017.	$-	$15,000

5. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

	June 30,
	2018	2017
Research Equipment	$48,383	$48,383
Office and Marketing	151,118	151,118
Gross Cost	199,501	199,501
Less Accumulated Depreciation	(199,501)	(198,818)

Net Property and Equipment	$-	$683

Depreciation expense for the years ended June 30, 2018 and 2017 was $683 and $2,948, respectively, none of which relates to research laboratory and testing equipment included in research and development expense.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

6. ACCRUED EXPENSES

Accrued expenses consist of the following as of each Balance Sheet date:

	June 30,
	2018	2017
Accrued Interest - Convertible Debentures	$72,638	$413,271
Accrued Wages - Officers’- continuing operations	395,582	396,582
Other Expenses	89,044	85,077
Accrued Stock Bonus	575,000	-
Total - continuing operations	$1,273,569	$894,930
Accrued Wages - Officers’- discontinued operations	$142,195	$142,195

7. SHORT TERM NOTES PAYABLE

Short term notes payable is comprised of the following:

Other Short-Term Notes

Note Payable, Director (Eagle)

A Director of the Company loaned the Company and was owed $115,486. The Company recorded $7,123 of accrued interest during FYE 2017 and $7,655 of accrued interest during FYE 2018 which resulted in $130,274 and $122,609 outstanding at June 30, 2018 and 2017, respectively.

On September 26, 2018 the Director converted $126,364 of this note into 1,263,642,700 shares of the Company’s Common Stock.

Other Note payable (Investor)

During the fourth quarter fiscal 2017 a shareholder advanced the Company $1,000. During FYE June 30, 2018 the shareholder advanced an additional $2,000. At June 30, 2018 $3,000 remains outstanding under this note.

Note Payable Finance Company (Power Up)- Discontinued Liability

The Company borrowed approximately $66,000 under two advances commencing January 2016, with scheduled repayments of approximately $87,500 originally due through July 2016. During fiscal year ended June 30, 2016 we made $75,012 of payments, which included $38,819 of principal and $36,193 of finance charges which are included in interest expense for the period. At June 30, 2016, $27,210 remained outstanding under this note. During the FYE June 30, 2017 we made $12,300 of repayments which included $2,103 of principal and $10,197 of finance charges which are included in interest expense for the period. At June 30, 2017, $27,936 remained outstanding under this note. The Company recorded $11,532 of finance charges for the fiscal year ended June 30, 2018. As of June 30, 2018 $39,468 remained outstanding under this note.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

8. STOCKHOLDERS’ EQUITY and Convertible Debt Arrangements

Long Term Convertible Debentures / Debt Discount

The Company had three separate convertible debt arrangements with independent investors that were in effect at various times during the two fiscal years ended June 30, 2018 and 2017.

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

In April of 2017, the Company received a judgment from the Federal District Court of Northern Illinois Eastern Division in its favor dismissing a claim by River North Equity which effectively negated two notes River North Equity purchased from JMJ Financial. At June 30, 2017 the amount recorded in Current Liabilities for the two notes and accrued interest thereon subject to the River North Equity claim was $1,046,416. Such amount is included in the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial which totaled $1,212,940 on that date. River North failed to appeal the Judgement by July 17, 2017 and the Judgement become final. As a result of this proceeding the Company recorded the cancellation of the two notes assigned to River North from JMJ Financial for a total of $693,060 of principal and $358,534 accrued interest thereon. This resulted in a $1,051,594 gain from the cancellation of debt which is included in other income for the fiscal year ended June 30, 2018.

The Company recorded $17,175 and $92,958 of interest expense on its arrangement with JMJ for the years ended June 30, 2018 and 2017, respectively.

As of June 30, 2018 and 2017, the combined arrangements with JMJ in this note would be convertible into 44,630,000 and 303,234,810 common shares at the conversion floor price of $.004, respectively.

The Company has not made any payments of the $37,018 installment payments commencing October 1, 2012 and the holder has continued to accrue interest on the outstanding balance. At June 30, 2017 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $802,060 and $410,879, respectively. At June 30, 2018 the amount in Current Liabilities for notes issued to JMJ Financial was $109,000 and $69,520, for all three convertible notes and accrued interest thereon, respectively.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

8. STOCKHOLDERS’ EQUITY and Convertible Debt Arrangements - (Continued)

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

On February 16, 2018 the Company entered into a Third Amendment to the Forbearance Agreement with John Fife modifying the payment schedule for repayment of the Convertible Debenture issued on September 11, 2013 that was the subject of a Summary Judgment in favor of Fife on December 15, 2015. Under the amendment the Company is obligated to pay beginning on October 16, 2018 either a lump sum payment of $275,000 or $375,000 in monthly installments of $15,000 each.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

8. STOCKHOLDERS’ EQUITY and Convertible Debt Arrangements - (Continued)

During the fiscal year ended June 30, 2017 this lender converted $15,000 of Convertible Debt which included $9,460 principal and $5,540 accrued interest thereon relating to the forbearance agreement into 187,500,000 shares of the Company’s Common stock. The Company recorded $68,655 interest on this obligation for the fiscal year ended June 30, 2017, of which $63,115 was accrued and unpaid bringing the value of the forbearance debt obligation on June 30, 2017 to $809,873. During fiscal year ended June 30, 2018 the lender did not make any conversions of this note. The Company recorded $75,492 interest on this obligation for the fiscal year ended June 30,2018 that was accrued and unpaid bringing the value of this forbearance debt obligation for the fiscal year ended June 30, 2018 to $885,364.

As of June 30, 2018 this forbearance obligation, as amended, would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares, for the satisfaction of the next required monthly payment, and (ii) up to 11,067,050,000 shares of our common stock should the entire obligation be converted.

Arrangement #3 (MH Investment trust II)

On August 26, 2014, the Company issued to the MH Investment Trust, a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 in which the Company received $40,000 in gross proceeds on September 1, 2014. The instrument is in the principal amount of $40,000 and matured on May 1, 2015. Interest only was payable at the rate of 12% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weighted average price of the stock based upon the average of the three lowest trading days in the 10 day trading period immediately preceding such conversion, or 65 % when the trading price exceeds $.0020 for the five days before such conversion. All proceeds received in connection with the above financing have been used by the Company as working capital. At June 30, 2016 the note balance was $3,333 and accrued interest of $1,747, at 12%, remained due under this agreement. Based upon the price of the Company’s common stock on June 30, 2016 this Note is convertible into approximately 84,672,667 shares of common stock. At June 30, 2017 the note balance was $3,333 and accrued interest of $2,392, at 12%, remained due under this agreement. Based upon the price of the Company’s common stock on June 30, 2017 this Note is convertible into approximately 95,412,167 shares of common stock. Based upon the price of the Company’s common stock this note is convertible into approximately 107,516,667 shares of common stock as of June 30, 2018. As of June 30, 2018 the note balance was $3,333 and accrued interest of $3,118 at 12% remained due under this agreement.

The Company recorded $726 and $644 interest expense for this agreement for the years ended June 30, 2018 and 2017, respectively.

The following table summarizes notes payable under convertible debt and debenture agreements as of:

	June 30,
	2018	2017
Arrangement #1 - JMJ Financial, Inc	$109,000	$802,060
Arrangement #2 - St. George Investments/Fife Forbearance Obligation	885,365	809,873
Arrangement #3 - MH Investment trust II	3,333	3,333
Total notes payable	997,698	1,615,266
Convertible Notes payable-short-term portion	$997,698	$1,615,266

Included in accrued expenses is $72,638 and $413,271 interest accrued on these notes at June 30, 2018 and June 30, 2017, respectively.

During the fiscal year ending June 30, 2018 and 2017, the following transactions impacted stockholders’ equity

Private Placements

During the fiscal year ended June 30, 2018, the Company received $81,000 of net proceeds from the issuance of 1,800,000,000 shares of common stock in private placements with accredited investors, incurring finder’s fees of $9,000.

During the fiscal year ended June 30, 2017, the Company received $40,500 of net proceeds from the issuance of 900,000,000 shares of common stock in private placements with accredited investors, incurring finder’s fees of $4,500.

Conversion of debt securities

During the fiscal year ended June 30, 2018 there were no conversions by John Fife (dba St George Investors) under the Forbearance Agreement

During the fiscal year ended June 30, 2017, $15,000 of debt including of accrued interest and fees thereon was converted into 187, 500,000 shares of the Company’s common stock to the forbearance agreement referred to as Arrangement #2 (John Fife dba St. George Investors) discussed above. This conversion consisted of $9,460 principal and $5,540 accrued interest.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

8. STOCKHOLDERS’ EQUITY and Convertible Debt Arrangements - (Continued)

Stock Based Compensation

No awards of shares were issued to employees and consultants during the fiscal year ended June 30, 2017. No stock-based compensation was issued to Officers of the Company during the fiscal years ended June 30, 2017. During fiscal year ended June 30, 2018 the Company accrued $575,000 for grants of 5,750,000,000 shares of common stock pursuant to the stock award the Board approved November 28, 2017, which were issued in when such shares were available in September 2018.

RESERVED SHARES

The Forbearance agreement connected with arrangement #2 above requires the Company to place, and the Company has done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments. During the year ended June 30, 2016, 812,500,000 shares from this reserve have been issued to satisfy the conversion provisions. Through June 30, 2017, to satisfy the conversion provisions, 187,500,000 shares were issued from this reserve and no amounts remain under the reserve agreement with our transfer agent. During the Fiscal Year Ended June 30, 2018 there were no conversions under the Forbearance Agreement by John Fife and there were no additions by the Company to the reserve agreement.

During the Fiscal Year Ended June 30, 2014 the Company advanced 40,000,000 shares distributable under the Equity Line of Credit discussed above, of which 3,990 shares of the Company’s common stock were resold and 36,010,000 shares were unsold when the agreement expired in February 2015 and remain subject to be returned to the Company’s treasury for cancellation.

RETIRED SHARES

Effective June 26, 2016, November 25, 2016 and June 26, 2017, Karen Durando, the wife of Ron Durando, returned 299,569,203, 800,000,000 and 295,430,797, for a total of 1,395,000,000 shares of common stock returned to the Company during the fiscal year ended June 30, 2017.

Effective October 19, 2017 Mr. Smiley returned 1,367,226,450 to the Company.  Effective December 31, 2017 Patricia Dotoli, the wife of, Gus Dotoli, returned 1,336,972,075 shares of common stock to the Company. This represents a total of 2,704,198,525 shares of common stock returned to the Company during the fiscal year ended June 30, 2018.

Such shares were previously issued common stock of the Company. The return of common stock was to provide the Company with sufficient authorized but unissued shares of stock to enable the Company to have additional authorized shares of its common stock to complete present private placements to provide operating capital for the Company.

See Also - Subsequent events

9. RELATED PARTY TRANSACTIONS

MICROPHASE

During a portion of the fiscal year ended June 30, 2016, the Company leased office space from Microphase at its Norwalk location. Rental expense charged by Microphase was $4,500 from July 1, 2015 through June 30, 2016. In April of 2016 mPhase ceased to be a tenant of Microphase establishing its own independent office in Norwalk, Connecticut At June 30, 2016, 2017 and 2018 $32,545 remains outstanding to Microphase Corporation.

During the years ended June 30, 2018 and 2017, Mr. Biderman’s (a Director of the Company) firm charged finders’ fees of $9,000 and $4,500.

During the fiscal years ended June 30, 2018 and 2017, the Company paid $0 and $14,500 of fees to Karen Durando, the wife of the Company’s president, for product marketing services.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

9. RELATED PARTY TRANSACTIONS - (Continued)

Transactions with Officers

At various points during past fiscal years the Messrs. Durando, Dotoli and Smiley provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of these notes are payable on demand. These notes have been convertible into shares of the Company’s common stock since 2009. The Company amended the conversion feature to provide for the conversion of the remaining Officers’ loans into shares of common stock at a conversion price of $.0004, representing the concurrent terms of private placements with accredited investors, for a term of five years effective March 31, 2014.

During the fiscal years ended June 30, 2018 and 2017, the officers advanced $77,326 and $15,880 to provide working capital to the Company and $44,274 and $37,288 have been charged for interest on loans from officers.

At June 30, 2018 and 2017 these notes and accrued interest at the rate of 6% totaled $777,712 and $658,311, respectively. On June 30, 2018 and 2017, these Notes are convertible into approximately 7,779,120,000 and 645,777,500 shares of common stock, respectively, if available.

Conversion Feature and Conversions of Debt to Officers’

The Company amortized $121,570 of the approximately $212,748 previously deferred charge to beneficial conversion feature interest expense for the year ended June 30, 2018. At June 30, 2018 $91,176 of deferred charges for beneficial conversion feature interest expense remain as a reduction of additional paid in capital which will be amortized on a straight-line basis over the life of the warrant or sooner if and when converted.

On November 28, 2017 the conversion price for notes and accrued interest due to the officers was amended to $.0001, by the Board of Directors, subject to such shares being available.

See Also - Subsequent events

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

10. INCOME TAXES

Due to recurring losses for the years ended June 30, 2018 and 2017, the Company’s net tax provision was zero.

The difference between the effective income tax rate and the applicable statutory federal income tax rate is summarized as follows:

	2018	2017
Statutory federal rate	(28.1)%	(35.0)%
State income tax rate, net of federal benefit	(5.6)%	(5.6)%
Permanent differences, including stock based compensation & beneficial conversion interset expense	34.5%	15.9%
Change in valuation allowance	(0.8)%	24.7%

Effective tax rate	-%	-%

At June 30, 2018 and 2017, the Company’s deferred tax assets were as follows:

Deferred Tax Liability	2018	2017

Property and equipment	-	-
Total deferred tax liability	-	-

Deferred Tax Assets	2018	2017

Federal and state net operating loss carry forward	34,752,000	42,650,000
Other temporary differences	-	-
Total deferred tax asset	34,752,000	42,650,000
Net deferred tax asset	34,752,000	42,650,000
Less valuation allowance	(34,752,000)	(42,650,000)
	$-	$-

The valuation allowance at June 30, 2018 and 2017 was $34,752,000 and $42,650,000, respectively. The valuation was reduced for a reduction in the total NOL carry forwards due to expiring loss years and the change in tax rate.

At June 30, 2018, the Company has federal net operating loss carry forwards of approximately $112.9 million and $56 million to offset future federal and state income taxes, respectively, which expire at various times from 2019 through 2037. The federal net operating loss carry forwards may be subject to the separate return loss limitation rules and IRC section 382 limitations due to changes in ownership. The Company has assessed the evidence of its forecasted future operations against the potential likelihood of the realization of the deferred tax assets to make the determination that the Company will not utilize these carry forwards and has recorded a valuation allowance against the net deferred tax asset.

Effective December 22, 2017 a new tax bill was signed into law that reduced the federal income tax rate for corporations from 35% to 21%. The new bill reduced the blended tax rate for the Company from 35.0% to 28.1%. The change in blended tax rate reduced the 2018 net operating loss carry forward deferred tax assets by approximately $5.1 million.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

10. INCOME TAXES - (Continued)

The provision for income taxes from continuing operations differs from taxes that would result from applying Federal statutory rates to Book Income because of the following:

The Company had estimated net tax losses of $352,500 and $173,191 in 2018 and in 2017. Deferred income taxes relate principally to the use of net operating loss carry forwards; these can differ from computations based upon book losses for the use for tax purposes of accelerated depreciation methods and the difference in the book and tax basis of certain stock-based compensation, beneficial conversion interest expense and the effect of debt cancellation income.

At June 30, 2018 and 2017, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at June 30, 2018 and 2017.

11. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company had leased a warehouse and limited office space in Norwalk, Connecticut, commencing in April of 2015 with a monthly rental of $2,200 per month. The Company vacated the Norwalk premise in April 2016 and the Company moved its warehouse contents, primarily inventory and associated shipping materials of its mPower battery products into the Clifton premise. The Company had $22,000 of unpaid rent in accounts payable at June 30, 2018 and 2017.

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

The value of the forbearance obligation on June 30, 2018 is $885,364 (See Note 8), all of which are included in current liabilities at that date. The value of the judgment totaled approximately $1.6 million as of December 31, 2014 and bears a punitive interest rate of 16% and would become payable in full if the Company defaults under the forbearance obligation reduced by payments under the Forbearance Agreement, which through June 30, 2018 totals $250,000 or approximately, $1.35 million. Through June 30, 2018 the Company has not been notified it has defaulted under the agreement. The Forbearance agreement requires the Company to place, and the Company has done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments, which through June 30, 2016, 812,500,000 shares from this reserve have been issued to satisfy the conversion provisions. During the first quarter of fiscal year ended June 30, 2017 187,500,000 shares were issued from this reserve and no amounts remain under the reserve agreement with our transfer agent. There were no conversions by Fife in the fiscal year ended June 30, 2018 or additions to the reserve in such period.

On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360,000, without conversion rights, in connection with the default by the Company under a Convertible Debenture dated September 13, 2011.

On February 16, 2018 the Company entered into a Third Amendment to the Forbearance Agreement with John Fife modifying the payment schedule for repayment of the Convertible Debenture issued on September 11, 2013 that was the subject of a Summary Judgment in favor of Fife on December 15, 2015. Under the amendment the Company is obligated to pay beginning on October 16, 2018 either a lump sum payment of $275,000 or $375,000 in monthly installments of $15,000 each.

As of June 30, 2018, this forbearance obligation would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares immediately for the satisfaction of the next required monthly payment, and (ii) up to 11,067,050,000 shares of our common stock should the entire obligation be converted.

(See Note 8)

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

13. SUBSEQUENT EVENTS

●	From July 1, 2018 through October 12, 2018, the Company issued 400,000,000 shares of its common stock in private placements pursuant to Section 4(a)(2) of the Securities Act of 1933 raising gross proceeds of $20,000 subject to $2,000 of accrued finder’s fees, all of which was used for working capital and general corporate purposes.

●	From July 1, 2018 through October 12, 2018, Messrs. Durando, Dotoli and Smiley loaned the Company approximately $27,900, $10,000 and $15,000 respectively to provide general working capital

●	Effective August 22, 2018 the Company increased its authorized shares of common stock from 18 billion shares to 72 billion shares.

●	In September 2018:

	a.)	the officers converted $538,777 accrued wages into 5,387,770,000 shares and $702,105 of notes payable and accrued interest into 7,021,050,000 shares,

	b.)	a director converted $186,000 of accrued fees into 1,860,000,000 shares and $126,364 of a note and accrued interest into 1,263,642,700 shares, &;

	c.)	Strategic vendors converted $99,500 of accounts payable into 990,500,000 shares, of the Company's common stock.

●	In September 2018 the Company issued the 5,750,000 shares of its common stock pursuant to the stock award the Board approved November 28, 2017, extinguishing an accrued expense at June 30, 2018 of $575,000 for the same.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: October 15, 2018	By:	/s/ RONALD A. DURANDO
Ronald A. Durando
President, CEO

	By:	/s/ MARTIN SMILEY
Martin Smiley
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ronald A. Durando
Ronald A. Durando, Chief Executive Officer, Director	October 15, 2018

/s/ Gustave T. Dotoli
Gustave T. Dotoli, Chief Operating Officer, Director	October 15, 2018

/s/ Martin S. Smiley
Martin S. Smiley, Executive Vice President, Chief Financial Officer and General Counsel	October 15, 2018

/s/ Abraham Biderman
Abraham Biderman, Director	October 15, 2018

/s/ Victor Lawrence
Victor Lawrence, Director	October 15, 2018

43