Form 10-K/A
period 2018-06-30
MPHASE TECHNOLOGIES INC
filed 2018-11-09
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE YEAR ENDED JUNE 30, 2018

COMMISSION FILE NO. 000-30202

Amendment No. 1 to

FORM 10-K

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

YES ☒     NO ☐

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF OCTOBER 25, 2018 IS 39,537,976,113 SHARES, ALL OF ONE CLASS OF $.001 PAR VALUE COMMON STOCK.

EXPLANATORY NOTE

This Amendment includes certain information, made available to the Company on November 6, 2018 by Mr. Abraham Biderman, an outside Director of the Company.

This Amendment also include an edit to total accounts payable for June 30, 2018 in footnote table on page F-10 to $545,564 from $421,056. This change had no effect on Net Income, Total Assets and Liabilities, Shareholder’s Deficit or Statement of Cash Flows for any periods presented.

There are no other changes to the original Form 10-K filing.

1

Page 33 of the Form 10K is replaced, in its entirety by the following information:

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

ABRAHAM BIDERMAN has been a member of the Board since August 3, 2000. He currently is the Managing Director of Eagle Advisers, Inc, a small investment banking firm. From 1990 through September 30, 2003, Mr. Biderman had been employed by Lipper & Co. as Executive Vice President; Executive Vice President, Secretary and Treasurer of the Lipper Funds; and Co-Manager of Lipper Convertibles, L.P. Prior to joining Lipper & Co. in 1990, Mr. Biderman was Commissioner of the New York City Department of Housing, Preservation and Development from 1988 to 1989 and Commissioner of the New York City Department of Finance from 1986 to 1987. He was Chairman of the New York City Retirement System from 1986 to 1989. Mr. Biderman was Special Advisor to former Mayor Edward I. Koch from 1985 to 1986 and assistant to former Deputy Mayor Kenneth Lipper from 1983 to 1985. Mr. Biderman is a Director of the Municipal Assistance Corporation for the City of New York. Mr. Biderman graduated from Brooklyn College and is a certified public accountant. Effective July 2, 2018 FINRA, accepted a Letter of Acceptance, Waiver and Consent (“AWC”) from Mr. Biderman in connection with his termination of employment as a Principal of Palladium Capital Advisors LLC. In February of 2018 Palladium filed a Uniform Termination Notice for Securities Industry Registration for possible violations of the Firm’s procedures. In connection with the AWC FINRA has barred Mr. Biderman from being associated with any FINRA member. mPhase, with the consent of Mr. Biderman, has cancelled approximately $7,500 in fees previously accrued since February of 2018.

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

2

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

THE ASSETS AND LIABILITIES ASSOCIATED WITH DISCONTINUED OPERATIONS INCLUDED IN OUR CONSOLIDATED BALANCE SHEET WERE AS FOLLOWS:

	June 30, 2018			June 30, 2017
	Total	Discontinued	Continuing	Total	Discontinued	Continuing
ASSETS

CURRENT ASSETS
Cash	$261	$-	$261	$4,163	$-	$4,163
Inventory, net	-	-		3,477	3,477
Prepaid and other current assets	-	-		1,050	1,050
TOTAL CURRENT ASSETS	261	-	261	8,690	4,527	4,163

Property and equipment, net	-	-	-	683		683

Other assets	800	-	800	800	-	800

TOTAL ASSETS	$1,061	$-	$1,061	$10,173	$4,527	$5,646

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$545,564	$124,508	$421,056	$839,825	$397,078	$442,746
Accrued expenses	1,273,569	142,195	1,131,374	1,037,124	142,195	894,930
Due to related parties	226,045	-	226,045	217,045	-	217,045
Notes payable, Officers’	777,912	-	777,912	658,311	-	658,311
Notes payable, Director & Investor	133,274	-	133,274	123,609	-	123,609
Note Payable, Finance Company	39,468	39,468	-	27,936	27,936	-
Current Portion, Long term convertible debentures	997,698	-	997,698	1,615,266	-	1,615,266

TOTAL LIABILITIES	3,993,530	306,171	3,687,359	4,519,116	567,209	3,951,907

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: November 9, 2018	By:	/s/ Martin S. Smiley
Martin S. Smiley
Executive Vice President Chief Financial Officer and General Counsel

4