Form 10-Q
period 2018-09-30
MPHASE TECHNOLOGIES INC
filed 2018-11-14
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF NOVEMBER 9, 2018 IS 39,537,976,123 SHARES, ALL OF ONE CLASS OF $.001 PAR VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

i

 mPHASE TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	September 30, 2018	June 30, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$11,660	$261

TOTAL CURRENT ASSETS	11,660	261

Other assets	800	800

TOTAL ASSETS	$12,460	$1,061

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$383,235	$421,056
Accrued expenses	153,556	1,131,374
Due to related parties	40,045	226,045
Notes payable, Officers’	129,427	777,912
Notes payable, Director & Investor	8,741	133,274
Current Portion, Long term convertible debentures	1,017,619	997,698
Liabilities of discontinued operations	141,028	306,171
TOTAL CURRENT LIABILITIES	1,873,651	3,993,530

OTHER OBLIGATIONS CONVERTIBLE TO EQUITY

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Common stock, par value $.001, 72,000,000,000 shares authorized, 39,337,976,123 and 16,860,514,523 shares issued and outstanding at September 30, 2018 (unaudited) and June 30, 2018, respectively	39,337,976	16,860,514
Additional paid in capital	170,677,170	190,825,709
Accumulated deficit	(211,876,337)	(211,678,692)
TOTAL STOCKHOLDERS’ DEFICIT	(1,861,191)	(3,992,469)
	-	-
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,460	$1,061

The accompanying notes are an integral part of these condensed consolidated financial statements

mPHASE TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	September 30, 2018	September 30, 2017
REVENUES	$-	$-

COSTS AND EXPENSES

General and administrative	63,827	34,804

Depreciation and amortization	-	683

TOTAL COSTS AND EXPENSES	63,827	35,487

OPERATING LOSS	(63,827)	(35,487)

OTHER INCOME (EXPENSE)
Interest (Expense)	(122,052)	(62,889)
Other income Debt Cancellation	-	1,051,594
TOTAL OTHER INCOME (EXPENSE)	(122,052)	988,705

Loss from Continuing Operations, before Income Taxes	(185,879)	953,218

Loss from Discontinued Operations	$(11,766)	$(16,098)

Income Taxes	-	-

Net Loss	$(197,645)	$937,120

Basic & Diluted Net loss per share:
Loss per share From Continuing Operations	$(0.00)	$(0.00)
Loss per share From Discontinued Operations	$(0.00)	$(0.00)
Net Loss per share	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding;
Basic	18,379,696,801	17,769,060,874
Diluted	18,379,696,801	18,000,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

 Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	September 30, 2018	September 30, 2017
Cash Flow from Operating Activities:
Net Income (Loss) from continuing operations	$(185,879)	$953,218
Net Income (Loss) from discontinued operations	(11,766)	(16,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	683
Gain on debt cancellation	-	(1,051,594)
Other non-cash charges for beneficial conversion interest expense	91,177	30,393
Amortization of loan discount, finance company	3,552	2,600
Changes in assets and liabilities:
Prepaid expenses and other current assets	-	250
Accounts payable & accrued expenses	61,833	58,762
Net cash used in operating activities	$(41,083)	$(21,786)

Cash Flow used in Investing Activities:
Purchase of fixed assets	-	-
Net Cash used in investing activities	-	-

Cash Flow from Financing Activities:
Proceeds from issuance of common stock	10,000	4,500
Proceeds of demand note	-	2,000
Due to Eagle	-	500
Proceeds from notes payable related parties	43,070	11,300
Repayment of notes payable related parties	(588)	(83)
Net cash provided by financing activities	$52,482	$18,217

Net increase (decrease) in cash	11,399	(3,569)

CASH AND CASH EQUIVALENTS, beginning of period	261	4,163
CASH AND CASH EQUIVALENTS, end of period	$11,660	$594

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for three months ended ending September 30, 2018 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2018.

GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Through September 30, 2018, the Company had incurred (a) cumulative losses totaling ($211,876,337) and (b) a stockholders’ deficit of ($1,861,191). At September 30, 2018, the Company had $11,660 of cash to fund short-term working capital requirements and cash used in operating activities was ($41,083) for the three months ended September 30, 2018. In addition, the Company relies on the continuation of funding through private placements of its common stock. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this quarterly report. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RECLASSIFICATIONS

Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation. The Company reclassified accrued fees of $500 to Eagle Advisors to a source of funds from financing activities previously included as a source of funds in operating activities in the Statement of Cash Flows in 2017. The reclassified financial statement items had no effect on Net Income (Loss) for the Quarter, Total Stockholders’ Deficit or Total Assets for the three months ended September 30, 2018 and 2017.

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

As of September 30, 2018, due to the Company’s current share price and lack of trading liquidity in the Company’s common stock there is no basis for applying a derivative liability to the conversion of these notes.

LOSS PER COMMON SHARE, BASIC AND DILUTED

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had no warrants to purchase shares of its common stock and no options to purchase shares of its common stock outstanding at September 30, 2018.

At September 30, 2018 the Company has convertible securities held by third parties that are immediately convertible into 781,272,500 shares of common stock. Under the terms of the Forbearance Agreement, as amended, with John Fife (arrangement #4), Fife may acquire a total of 11,316,075,000 shares of the Company’s common stock based upon the conversion terms; if the forbearance agreement discussed in Note 3 is settled entirely in stock. In addition, the Company has convertible notes plus accrued interest thereon held by officers of the Company, subject to availability, convertible into approximately 1,294,270,000, immediately, if available.

The following table illustrates debts convertible into shares of the Company’s Common Stock at September 30, 2018:

	September 30, 2018
	(Unaudited)
	Note Principle	Accrued Interest	Total	Shares Convertible
				immediately	over full term, if available
Arrangement #1 - JMJ Financial, Inc	$109,000	$73,090	$182,090	45,522,500	45,522,500
Arrangement #2 - St. George Investments/Fife Forbearance Obligation	905,286	-	905,286	625,000,000	11,316,075,000
Arrangement #3 - MH Investment trust II	3,333	3,312	6,645	110,750,000	110,750,000
Total Convertible Notes payable	1,017,619	76,402	1,094,021	781,272,500	11,472,347,500
Notes Payable - Officers	129,427	-	129,427	-	1,294,270,000	*
Notes Payable - Director	5,741	-	5,741	-	57,410,000	*
Total	$1,152,787	$76,402	$1,229,189	781,272,500	12,824,027,500

*	convertible if available

DISCONTINUED OPERATIONS

The Company has classified the operating results and associated assets and liabilities from its Jump line of products, which ceased having material sales in the first quarter of Fiscal 2017, as Discontinued Operations in the Consolidated Financial Statements for the Fiscal Years ended June 30, 2018 and 2019.

The Assets and Liabilities associated with discontinued operations included in our Consolidated Balance Sheet were as follows:

	September 30, 2018			June 30, 2018
		(Unaudited)
ASSETS	Total	Discontinued	Continuing	Total	Discontinued	Continuing
CURRENT ASSETS
Cash	$11,660	$-	$11,660	$261	$-	$261

TOTAL CURRENT ASSETS	11,660		11,660	261		261

Other assets	800	-	800	800	-	800

TOTAL ASSETS	$12,460	$-	$12,460	$1,061	$-	$1,061

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$481,243	$98,008	$383,235	$545,564	$124,508	$421,056
Accrued expenses	153,556	-	153,556	1,273,569	142,195	1,131,374
Due to related parties	40,045	-	40,045	226,045	-	226,045
Notes payable, Officers’	129,427	-	129,427	777,912	-	777,912
Notes payable, Director & Investor	8,741	-	8,741	133,274	-	133,274
Note Payable, Finance Company	43,020	43,020	-	39,468	39,468	-
Current Portion, Long term convertible debentures	1,017,619	-	1,017,619	997,698	-	997,698
TOTAL CURRENT LIABILITIES	$1,873,651	$141,028	$1,732,623	$3,993,530	$306,171	$3,687,359

DISCONTINUED OPERATIONS - (Continued)

Revenue and Expense Recognition for Discontinued Operations

The Company has recognized revenue on its JUMP products when the products were shipped, and title passed to the customer.

The results of discontinued operations include specifically identified and allocated common overhead expenses.

The Revenues and expenses associated with discontinued operations included in our Consolidated Statements of operations were as follows:

	For the Three Months Ended
	September 30, 2018	September 30, 2017
	Discontinued	Discontinued
REVENUES	$-	$-

COSTS AND EXPENSES

Selling and Marketing	642	1,424

General and administrative	-	4,301

TOTAL COSTS AND EXPENSES	642	5,725

OPERATING LOSS	(642)	(5,725)

OTHER INCOME (EXPENSE)
Interest (Expense)	(11,124)	(10,373)
TOTAL OTHER INCOME (EXPENSE)	(11,124)	(10,373)

Loss From Discontinued Operations	$(11,766)	$(16,098)

2.	SUPPLEMENTAL CASH FLOW INFORMATION

	For the three months ended
	September 30,	September 30,
	2018	2017
Statement of Operation Information:
Interest paid (net interest income)	$1,794	$968

Non-Cash Investing and Financing Activities:

Conversion of accrued wages Officers’ into 5,387,770,000 shares of common stock	$538,777	$-
Conversion of Officers’ loans and accrued interest thereon into 7,021,050,000 shares of common stock	$702,105	$-
Conversion of accrued fees to a Director into 1,860,000,000 shares of common stock	$186,000	$-
Conversion of loans and accrued interest thereon into 1,263,642,700 shares of common stock	$126,364	$-
Conversion of accounts payable to strategic vendors into 995,000,000 shares of common stock	$99,500	$-
Conversion of accrued stock award’ into 5,750,000,000 shares of common stock	$575,000	$-

3.	EQUITY TRANSACTIONS, NOTES PAYABLE AND CONVERTIBLE DEBT

Private Placements

During the three months ended September 30, 2018, the Company issued 200,000,000 shares of its common stock in connection with private placements pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended, raising gross proceeds of $10,000. The proceeds were used by the Company as working capital.

During the three months ended September 30, 2017, the Company issued 100,000,000 shares of its common stock in connection with private placements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, raising gross proceeds of $5,000 and incurring finder’s fees of $500. The proceeds were used by the Company as working capital.

Stock Award Payable

During the quarter ended September 30, 2018, the three Officers of the Company, Mr. Biderman as an outside Director and strategic consultants received a total of 5,750,000,000 shares of common stock which was valued at $575,000 and had been included in accrued expenses at June 30, 2018.

Conversion of Related Party and Strategic Vendor Debts

On November 28, 2017 the Company’s Board approved a resolution to increase the authorized common shares of the Company to 72 billion and settle certain debts approximating $1,600,000 into shares of the Company’s common stock at $.0001, when such shares became available. On August 22, 2018 the Company received approval from New Jersey Secretary of State to increase authorized Common Shares to 72 billion. On September 24, 2018 the officers converted $538,777 accrued wages into 5,387,770,000 shares and $702,105 of notes payable and accrued interest into 7,021,050,000 shares and a director converted $186,000 of accrued fees into 1,860,000,000 shares and $126,364 of a note and accrued interest into 1,263,642,700 shares, of the Company's common stock. Also, on September 24, 2018 accounts payable to strategic vendors totaling $99,500 were converted into 995,000,000 shares of common stock.

Stock Based Compensation

During the three months ended September 30, 2018, the Company did not issue any common stock, warrants or options to employees or officers.

During the three months ended September 30, 2017, the Company did not issue any common stock, warrants or options to employees or officers.

Other Short-Term Notes

Note Payable, Director

A Director of the Company loaned the Company funds for working capital and through June 30, 2018 $130,274 remained outstanding. On September 24, 2018 this director converted $126,364 of this note into 1,263,642,700 shares of common stock. $5,741 remained outstanding on September, 30 2018.

During the three months ended September 30, 2018 and 2017 the Company recorded $1,831 and $5,697 of accrued interest and $5,741 was outstanding at September 30, 2018.

Note payable - Investor

During the fourth quarter fiscal 2017 an unaffiliated shareholder advanced the Company $1,000. During fiscal 2018 the shareholder advanced an additional $2,000. At September 30, 2018 and June 30, 2018 $3,000 remained outstanding under this note.

Note Payable, Finance Company- Discontinued Operations

The Company borrowed approximately $66,000 from a finance company under two advances commencing January 2016, with scheduled repayments of approximately $87,500 originally due through July 2016, incurring $36,193 of finance charges which were included in interest expense during the fiscal year ended June 30, 2016. At June 30, 2018, $39,468 remained outstanding under this note. This note is in arrears and the Company is negotiating settlement terms with the Note Holder.

During the three months ended September 30, 2018 and 2017 we incurred $3,552 and $2,600 of finance charges under this note and at September 30, 2018, $43,020 remained outstanding.

Long Term Convertible Debentures / Debt Discount

The Company had three separate convertible debt arrangements with independent investors that were in effect at various times during the fiscal year ended June 30, 2018, all three of which were still active as of September 30, 2018.

During the three months ended September 30, 2018 no conversions were made under any Convertible Debentures.

During the three months ended September 30, 2017, no conversions were made under any Convertible Debentures.

The following table summarizes notes payable under convertible debt and debenture agreements as of:

	September 30,	June 30,
	2018	2018
	(unaudited)
Arrangement #1 - JMJ Financial, Inc	$109,000	$109,000
Arrangement #2 - St. George Investments/Fife Forbearance Obligation	905,286	885,365
Arrangement #3 - MH Investment trust II	3,333	3,333
Total notes payable	1,017,619	997,698
Convertible Notes payable-short term portion	$1,017,619	$997,698

Included in accrued expenses is $76,402 and $72,638 of interest accrued on these notes at September 30, 2018 (unaudited) and June 30, 2018, respectively

These transactions are intended to provide liquidity and capital to the Company and are summarized below.

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

As of September 30, 2018, and as of June 30, 2018, the aggregate remaining amount of convertible securities held by JMJ could be converted into 45,522,500 and 44,630,000 common shares at the conversion floor price of $.004.

During the three months ended September 30, 2018 and 2017 the Company recorded $3,570 and $6,812 interest on this agreement.

At June 30, 2018 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $109,000 and $69,520, respectively. At September 30, 2018 the amount recorded in Current Liabilities for convertible note plus accrued interest thereon previously issued to JMJ Financial was $109,000 and $73,090, respectively.

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

During the year ended June 30, 2018 the Company repaid did not make any repayments to Fife under the Judgment Settlement Agreement, as amended. The value of the forbearance debt obligation on June 30, 2018 was $885,365.

During the three months ended September 30, 2018 and 2017 the Company recorded $19,921, and $18,132 interest on this agreement. The value of the forbearance debt obligation on September 30, 2018 was $905,286.

As of June 30, 2017, this forbearance obligation, as amended, would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares, for the satisfaction of the next required monthly payment, and (ii) up to 10,123,399,750 shares of our common stock should the entire obligation be converted.

On August 18, 2017, the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360,000, without conversion rights, if repaid in full according to revised terms, in connection with the default by the Company under a Convertible Debenture dated September 13, 2011.

On February 16, 2018, the Company and John Fife entered into an Amendment to a Judgment Settlement Agreement dated August 18, 2017 modifying the repayment schedule of a Convertible Debenture of the Company originally issued on September 13, 2011. The Company is in arrears on the revised settlement terms of a February 16, 2018 Amendment. The revised agreement could have been settled as recent as September 15, 2018 for $265,000 , or up to $390,000 if paid in 24 monthly installments through September, 2020. This would result in approximately a $600,000 gain if paid under the revised settlement terms.

As of September 30, 2018, this forbearance obligation, as amended, would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares, for the satisfaction of the next required monthly payment, and (ii) up to 11,316,075,000 shares of our common stock should the entire obligation be converted.

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

During the three months ended September 30, 2018 and 2017 the Company recorded $193 and $173 interest on this agreement.

At September 30, 2018 the note balance was $3,333 and accrued interest of $3,312, at 12%, remained due under this agreement. At June 30, 2018 the note balance was $3,333 and accrued interest of $3,118, at 12%; remained due under this agreement. Based upon the price of the Company’s common stock on September 30, 2018 and June 30, 2018 this Note is convertible into approximately 110,750,000 and 107,516,667 shares of common stock, respectively.

4.	COMMITMENTS

The Company had leased a warehouse and limited office space in Norwalk, Connecticut, commencing in April of 2015 with a monthly rental of $2,200 per month. The Company vacated the Norwalk premise in April 2016 and the Company moved its warehouse contents, primarily inventory and associated shipping materials of its mPower battery products into the Clifton premise. The Company has $22,000 of unpaid rent in accounts payable discontinued operations at September 30, 2018.

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

The value of the forbearance obligation on September 30, 2018 is $905,286 (See Note 3), all of which are included in current liabilities at that date. The value of the judgment totaled approximately $1.6 million as of December 31, 2014 and bears a punitive interest rate of 16% and would become payable in full (1.325 million) if the Company defaults under the forbearance obligation reduced by payments under the Forbearance Agreement, which payments through June 30, 2018 totaled $275,000. As of June 30, 2018, 1,000,000,000 shares have been issued with respect to payment obligations under the forbearance agreement, as amended and no amounts remain, in reserve, with our Transfer Agent. The Company was in arrears on the agreement and has negotiated a settlement for approximately $360,000 in cash payments. The Company is in arrears on this settlement. (See Note 3)

As of September 30, 2018, this forbearance obligation would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares immediately for the satisfaction of the next required monthly payment, and (ii) up to 11,316,075,000 shares of our common stock should the entire obligation be converted.

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

The table below presents reconciliation for liabilities measured at fair value on a recurring basis at September 30, 2018 and 2017. At March 31,2018 the Company’s common stock is subject to limited trading. We therefore believe there is no basis for applying a derivative liability to the conversion feature of the Notes.

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

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost-efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At September 30, 2018, the carrying value of the notes payable and accrued interest for convertible agreements and officers’ notes was approximately $1.23 million. The JMJ convertible notes, which were originally due at various times through December 31, 2012, yield an interest rate of 12%, the Fife Forbearance obligation is 9%. Refer to Note 3 of these unaudited condensed consolidated financial statements for more information about the Company’s notes payable as of September 30, 2018.

7.	RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

The Company leased office space from Microphase at its Norwalk location. Microphase also provided certain research and development services and shares administrative personnel from time to time. Mr. Necdet Ergul retired as the chairman of the board of mPhase in Nov 2007. Mr. Ergul and his family had owned a controlling interest and he is a director of Microphase Corporation. Mr. Durando was a strategic employee of Microphase Corporation from January 2, 2015 through May 31, of 2017. On February 9, 2015 Mr. Durando assigned all his interests in the Capital Stock of Microphase to the RCKJ Trust as the Grantor. On June 2, 2017 the RCKJ Trust, the holder of Durando’s prior interest in Microphase, and the Ergul Family Limited partnership, the holder of Ergul’s prior interest in Microphase, each exchanged all their respective shares of stock in Microphase in exchange for shares of stock in Digital Power Corporation, a publicly-held company then listed on the New York Stock exchange. As of September 30, 2018, the Company owed $32,545 to Microphase.

OTHER RELATED PARTIES

In September of 2018, Mr. Biderman, an outside Director’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers converted $186,000 of accrued fees into 1,860,000,000 shares and $126,364 of a note and accrued interest into 1,263,642,700 shares of common stock of the Company.

On September 30, 2018 $7,500 of accrued fees and $5,741 of note payable remained outstanding to Mr. Biderman.

Transactions with Officers

The officers have made working capital loans to the Company from time to time. These loans, together with accrued interest at 6% totaled $777,912 and $129,427 at June 30, 2018 and September 30, 2018, respectively. The Company recorded $11,137 and $10,076 for interest on these loans during the three months ended September 30, 2018 and 2017, respectively.

In September 2018, the officers of the Company converted $538,777 accrued wages into 5,387,770,000 shares and $702,105 of notes payable and accrued interest into 7,021,050,000 shares.

Strategic Vendors

Strategic vendors of converted $99,500 of accounts payable into 990,500,000 shares, of the Company’s common stock.

8.	SUBSEQUENT EVENTS

●	Subsequent to September 2018, Messrs. Durando, and Smiley loaned the Company approximately $5,000 and $5,000, to provide general working capital to commence the filings necessary to bring the Company’s financial statements and required periodic reports pursuant to section 13 or 15(d) of the securities exchange act of 1934 current.

●	From October 1, 2018 through the date hereof, the Company issued 200,000,000 shares of its common stock in private placements pursuant to Section 4(a)(2) of the Securities Act of 1933 raising gross proceeds of $10,000 which was used for working capital and general corporate purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS OVERVIEW

mPhase Technologies, Inc. (OTC Pink Sheets: XDSL.OB) is a company focused on the development of innovative power cells and related products through the science of microfluidics, microelectromechanical systems (MEMS) and nano- technology. mPhase is primarily focused on commercializing its first nanotechnology-enabled product for military and commercial applications - the Smart NanoBattery providing Power On CommandTM. Our patented and patent-pending battery technology, based on the phenomenon of electrowetting, offers a unique way to store energy and manage power that could revolutionize the battery industry. Features of the Smart NanoBattery include potentially infinite shelf life, environmentally friendly design, fast ramp to power, programmable control, and direct integration with microelectronic devices.

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

Due to very limited financial resources, the Company has not been able to fund research and development of the SmartNanao battery during the quarter ended September 30, 2018.

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

Research and development. Research and development expenses have been minimal in recent periods due to the Company’s current financial condition. The Company is continuing to seek SBIR grants and take advantage of other U.S. government financial programs to fund continued research and development of its Smart Nano Battery.

General and administrative. General and administrative expenses consist primarily of salaries and related expenses for legal and accounting personnel. In addition, the Company from time to time will use outside consultants. Certain administrative activities are outsourced.

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

THREE MONTHS ENDED SEPTEMBER 30, 2018 VS. SEPTEMBER 30, 2017

Continuing Operations

General and Administrative Expenses. General and administrative expenses charged to continuing operations were $63,827 for the three months ended September 30, 2018 compared to $34,804 for the three months ended September 30, 2017, an increase of $29,023. The Company did incur increased accounting and administrative expenses, primarily for professional fees in the current year that were an increase from the prior year, in line with our efforts to bring all our accounting records for tax and SEC filings current.

Other Income and Expense. Interest expense charged to continuing operations was $122,052 in Q1 2019 as compared to $62,889 in Q1 2018, an increase of $59,162. During the three months ended September 30, 2018 the Company recorded $60,784 additional beneficial conversion feature interest expense in connection with the amendment of the conversion price of officers’ loans, converted in September 2018. During the three months ended September 30, 2017 the Company recorded $1,051,594 gain on the cancellation of debts.

Net loss. mPhase recorded a net loss of $185,879 from continuing operations for the quarter ended September 30, 2018, plus $11,766 of loss from discontinued operations, resulting in a total net loss of $197,645 for the current quarter as compared to net income of $937,120 in the prior relative period, which consisted of $953,218 net income from continuing operations and a $16,098 loss from discontinued operations for the three months ended September 30, 2017.

The Company had a net loss per common share of $(0.00) in 2018 as compared to a loss per common share $(0.00) in 2017, based upon weighted average common shares outstanding of 18,379,696,801 and 17,769,060,874 during the quarters ended September 30, 2018 and 2017, respectively.

Discontinued Operations

Selling and Marketing Expenses. Selling and marketing expenses were $642 for the three months ended September 30, 2018 compared to $1,424 for the three months ended September 30, 2017, a decrease of $782. The decrease is attributable to the wind-down of the Company’s efforts to service customers of its discontinued line of Jump Products.

General and Administrative Expenses. General and administrative expenses charged to discontinued operations were $0 for the three months ended September 30, 2018 compared to $4,301 for the three months ended September 30, 2018, an decrease of $4,301.

Other Income and Expense.  Interest expense charged to discontinued operations was $11,124 in the three months ended September 30, 2018 as compared to $10,373 in the same three months last year.

Net loss from Discontinued Operations. mPhase recorded a net loss from discontinued operations of $11,766 for the three months ended September 30, 2018 as compared to $16,098 for the three months ended September 30, 2017.

This represents net loss from discontinued operations per common share of $(0.00) in the current 2018 quarter as compared to a loss of $(0.00) in 2017, based upon weighted average common shares outstanding of 18,379,696,801 and 17,769,060,874 during the periods ending September 30, 2018 and 2017, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative losses of ($211,876,337) and has a working capital deficit of ($1,861,991) as of September 30, 2018. The auditors’ report for the fiscal year ended June 30, 2018 includes the statement that “there is substantial doubt of the Company’s ability to continue as a going concern”. As of September 30, 2018, the Company had a negative net worth of ($1,861,191) compared to a negative net worth of ($3,992,469) as of June 30, 2018, primarily because of a non-recurring debt extinguishment.

While the Company believes that private placements of its common stock to be issued from time to time will fund short term capital needs its access to the capital markets will depend upon global financial conditions.

The Company does not expect to derive any material revenue from its nanotechnology product development until after a deployment and custom tailoring of its Smart Nanobattery. This is not expected to occur in the foreseeable future owing to its current financial condition which does not allow further work to complete the product, if possible, when and if the Company can recapitalize.

MANAGEMENT’S PLANS AND CURRENT STATUS

The Company has curtailed its efforts with respect to selling its line of automotive jump starter products owing to increased competition resulting in poor margins because of commodity pricing of such products. The Company is seeking alternative products for development from our existing patent portfolio and intellectual property but does not foresee a definitive path to revenues to replace the winding down of its line of automotive jump products.

The Company is considering strategic alternatives to best monetize its remaining patent portfolio restructuring and revising its debt obligations and Capital structure. The Company and the note holder for arrangements 1, JMJ Financial, had been renegotiating the settlement of these agreements; At June 30, 2017 the amount recorded in Current Liabilities for the two notes and accrued interest thereon subject to the River North Equity claim was $1,046,416. Such amount is included in the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial which totaled $1,212,940 on that date. River North Equity LLC which had purchased notes previously issued to JMJ Financial failed to appeal a Judgement in favor of the Company negating such Notes by July 17, 2017 and the Judgement became final. As a result of this proceeding the Company recorded the cancellation of the two notes assigned to River North from JMJ Financial for a total of $693,060 of principal and $358,534 accrued interest thereon. This resulted in a $1,051,594 gain from the cancellation of debt during the fiscal year ended June 30, 2018. The Company, after the River North Equity and judicial action denying enforcement of such Notes, has been negotiating a settlement for the remaining $109,000 of principle and $73,090 of accrued interest thereon due to JMJ at September 30, 2018.

On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360,000, without conversion rights, in connection with the default by the Company under a Convertible Debenture dated September 13, 2011. At September 30, 2018 we had recorded $905,286 for the value of the forbearance debt obligation. as amended.

On December 1, 2017 the Company announced in a Form 8k filing that as part of an over recapitalization of the Company that, subject to filing with the Secretary of State of New Jersey of an Amendment to its Certificate of Incorporation increasing its authorized shares of common stock to 72 billion shares, the Board of Directors has approved the granting of a total of 5,750,000,000 shares of common stock to officers, a director and consultants of the Company. This resulted in a $575,000 accrued stock award payable at June 30, 2018. These shares were issued September 24, 2018.

In addition, the Board of Directors approved the issuance of approximately 16,000,000,000 shares to officers and a directors and consultants in exchange for aggregate indebtedness and fees owed to such persons in the approximate amount of $1,600,000. The Company filed an amendment to its Certificate of Incorporation increasing its authorized shares of common stock to 72 billion shares on August 24, 2018. In connection with the above, on September 24, 2018 the Company settled; $538,777 of accrued officers’ wages for the conversion into 5,387,770,000 Shares; $702,105 of officers’ loans and accrued interest thereon for the conversion into 7,021,050,000 shares; $126,364 loans from Director for the conversion into 1,263,642,700 shares; and $99,500 of strategic payables for the conversion into 995,000,000 shares of the company Common Stock. The foregoing totaled $1,652,746 of debts converted into 16,527,462,700 shares.

On December 28, 2017 the Company entered into a Letter of Intent with Scepter Commodities LLC, a privately-held company, for Scepter to merge into mPhase wherein shareholders of Scepter would own 80% of the outstanding common stock of the Company with mPhase shareholders owning 20% of the common stock of the combined company.

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

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at September 30, 2018.

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

On February 16, 2018 the Company filed a Form 8k announcing a new Amendment to the Judgment Settlement Agreement with Fife modifying the payment schedule under such agreement

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All proceeds received from the following financings were used by the Company for working capital needs.

Private Placements

During the three months ended September 30, 2018, the Company issued 200,000,000 shares of its common stock in connection with private placements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, raising gross proceeds of $10,000.

Stock Award Payable

During the quarter ended September 30, 2018, the three Officers of the Company, Mr. Biderman as an outside Director and strategic consultants received a total of 5,750,000,000 shares of common stock which was valued at $575,000 and had been included in accrued expenses at June 30, 2018.

Conversion of Related Party and Strategic Vendor Debts

On November 28, 2017 the Company’s Board approved a resolution to increase the authorized common shares of the Company to 72 billion and settle certain debts approximating $1,600,000 into shares of the Company’s common stock at $.0001, when such shares became available. On August 22, 2018 the Company received approval from New Jersey Secretary of State to increase authorized Common Shares to 72 billion. On September 24, 2018 the officers converted $538,777 accrued wages into 5,387,770,000 shares and $702,105 of notes payable and accrued interest into 7,021,050,000 shares and a director converted $186,000 of accrued fees into 1,860,000,000 shares and $126,364 of a note and accrued interest into 1,263,642,700 shares, of the Company's common stock. Also, on September 24, 2018 accounts payable to strategic vendors totaling $99,500 were converted into 995,000,000 shares of common stock.

Conversion of Debt Securities None.

Long Term Convertible Debentures / Debt Discount

The Company had three separate convertible debt arrangements with independent investors that were in effect at various times during the fiscal year ended June 30, 2018, all three of which were still active as of September 30, 2018.

During the three months ended September 30, 2018 no conversions were made under any Convertible Debentures.

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

As of September 30, 2018, and as of June 30, 2018, the aggregate remaining amount of convertible securities held by JMJ could be converted into 45,522,500 and 44,630,000 common shares at the conversion floor price of $.004.

During the three months ended September 30, 2018 and 2017 the Company recorded $3,570 and $6,812 interest on this agreement.

At September 30, 2018 the amount recorded in Current Liabilities for convertible note plus accrued interest thereon previously issued to JMJ Financial was $109,000 and $73,090, respectively. At June 30, 2018 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $109,000 and $69,520, respectively.

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

During the three months ended September 30,2018 the Company recorded repaid $0 of principle and $0 of interest under the agreement.

On August 18, 2017 the Company entered into a Judgment Settlement Agreement with John Fife with respect to the Judgment in favor of Fife, which reduces the balance under the amended agreement to $360,000, without conversion rights, if repaid in full according with revised terms, in connection with the default by the Company under a Convertible Debenture dated September 13, 2011.

 As of June 30, 2018, this forbearance obligation, as amended, would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares, for the satisfaction of the next required monthly payment, and (ii) up to 10,123,399,750 shares of our common stock should the entire obligation be converted.

On February 16, 2018 the Company and John Fife entered into an Amendment to a Judgment Settlement Agreement dated August 18, 2017 modifying the repayment schedule of a Convertible Debenture of the Company originally issued on September 13, 2011. The Company is in arrears on the revised settlement terms of a February 16, 2018

During the three months ended September 30, 2018 and 2017 the Company recorded $19,921, and $18,132 interest on this agreement. The value of the forbearance debt obligation on September 30, 2018 was $905,286.

As of September 30, 2018, this forbearance obligation, as amended, would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares, for the satisfaction of the next required monthly payment, and (ii) up to 11,316,075,000 shares of our common stock should the entire obligation be converted.

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

During the three months ended September 30, 2018 and 2017 the Company recorded $193 and $173 interest on this agreement.

At September 30, 2018 the note balance was $3,333 and accrued interest of $3,312 at 12%, remained due under this agreement. At June 30, 2018 the note balance was $3,333 and accrued interest of $3,118, at 12%; remained due under this agreement. Based upon the price of the Company’s common stock on September 30, 2018 and June 30, 2018 this Note is convertible into approximately 110,750,000 and 107,516,667 shares of common stock, respectively.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Form 8k dated August 24, 2018 announcing an Amendment to the Company’s Certificate of Incorporation increasing its authorized shares of common stock to 72 billion shares.

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

mPHASE TECHNOLOGIES, INC.

Dated: November 14, 2018	By:	/s/ Martin S. Smiley
Martin S. Smiley EVP, CFO and General Counsel