Form 10-Q
period 2018-12-31
MPHASE TECHNOLOGIES INC
filed 2019-02-20
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED DECEMBER 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF FEBRUARY 14, 2019 IS 56,308,670,154 SHARES, ALL OF ONE CLASS OF NO-PAR VALUE COMMON STOCK.

mPHASE TECHNOLOGIES, INC.

i

mPHASE TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets
(UNAUDITED)

	December 31,	June 30,
	2018	2018

ASSETS
CURRENT ASSETS
Cash	$348	$261

TOTAL CURRENT ASSETS	348	261

Other assets	800	800

TOTAL ASSETS	$1,148	$1,061

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$341,326	$421,056
Accrued expenses	167,397	1,131,374
Due to related parties	32,545	226,045
Notes payable, Officers’	42,880	777,912
Notes payable, Director and Investor	4,456	133,274
Current Portion, Liabilities, in arrears, with convertible features	112,333	997,698
Current Portion, - Judgement Settlement Agreement (Notes 3 and 5)	300,000	-
Liabilities of discontinued operations	131,077	306,171
TOTAL CURRENT LIABILITIES	1,132,014	3,993,530

Long term portion, - Judgement settlement agreement (Notes 3 and 5)	610,764	-

COMMITMENTS AND CONTINGENCIES (Note 5)	-	-

STOCKHOLDERS’ DEFICIT
Common stock, no par value, 125,000,000,000 shares authorized, 42,704,176,123 and 16,860,514,523 shares issued and outstanding at December 31, 2018 (unaudited) and June 30, 2018, respectively	210,190,956	207,686,223
Accumulated deficit	(211,932,586)	(211,678,692)
TOTAL STOCKHOLDERS’ DEFICIT	(1,741,630)	(3,992,469)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,148	$1,061

The accompanying notes are an integral part of these condensed consolidated financial statements

mPHASE TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	December 31, 2018	December 31, 2017

REVENUES	$-	$-

COSTS AND EXPENSES

General and administrative	54,754	37,014

Depreciation and amortization	-	-

TOTAL COSTS AND EXPENSES	54,754	37,014

OPERATING LOSS	(54,754)	(37,014)

OTHER INCOME (EXPENSE)
Interest (Expense)	(24,675)	(60,359)
Gain on debt extinguishments	16,278	-
TOTAL OTHER INCOME (EXPENSE)	$(8,397)	$(60,359)

Income (Loss) From Continuing Operations, before Income Taxes	$(63,151)	$(97,373)

Income (Loss) From Discontinued Operations	6,902	242,100

Income Taxes	-	-

Net Income (Loss)	(56,249)	144,727

Basic and Diluted Net Income (Loss) per share:
Income (Loss) per share From Continuing Operations	$(0.00)	$0.00
Income (Loss) per share From Discontinued Operations	$0.00	$0.00
Net Income (Loss) per share	$(0.00)	$0.00
Weighted Average Number of Shares Outstanding;
Basic	39,585,434,818	16,730,533,668
Diluted	39,585,434,818	18,000,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended
	December 31, 2018	December 31, 2017

REVENUES	$-	$-

COSTS AND EXPENSES

General and administrative	119,223	71,816

Depreciation and amortization	-	683

TOTAL COSTS AND EXPENSES	119,223	72,499

OPERATING LOSS	(119,223)	(72,499)

OTHER INCOME (EXPENSE)
Interest (Expense)	(140,041)	(123,249)
Gain on debt extinguishments	16,278	1,051,594
TOTAL OTHER INCOME (EXPENSE)	(123,763)	928,345

Loss from Continuing Operations, before Income Taxes	$(242,986)	$855,846

Income (Loss) from Discontinued Operations	(10,908)	226,001

Income Taxes	-	-

Net Income (Loss)	$(253,894)	$1,081,847

Basic and Diluted Net Income (Loss) per share:
Income (Loss) per share From Continuing Operations	$(0.00)	$0.00
Income (Loss) per share From Discontinued Operations	$(0.00)	$0.00
Net Income (Loss) per share	$(0.00)	$0.00
Weighted Average Number of Shares Outstanding;
Basic	29,049,352,975	17,299,797,272
Diluted	29,049,352,975	18,000,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

 Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	December 31, 2018	December 31, 2017
Cash Flow from Operating Activities:
Net Income (Loss) from continuing operations	$(242,986)	$855,846
Net Income (Loss) from discontinued operations	(10,908)	226,001
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	683
Gain on debt cancellation	(28,811)	(1,309,069)
Other non-cash charges for beneficial conversion interest expense	91,177	60,785
Amortization of loan discount, finance company	6,133	5,284
Changes in assets and liabilities:
Prepaid expenses and other current assets	-	(500)
Accounts payable and accrued expenses	81,351	110,548
Net cash used in operating activities	$(104,044)	$(50,422)

Cash Flow used in Investing Activities:
Purchase of fixed assets	-	-
Net Cash used in investing activities	-	-

Cash Flow from Financing Activities:
Proceeds from issuance of common stock	30,000	13,500
Repayment of convertible debenture	(8,151)	-
Proceeds of demand note	-	2,000
Due to Eagle	-	1,500
Proceeds from notes payable related parties	82,870	30,395
Repayment of notes payable related parties	(588)	(226)
Net cash provided by financing activities	$104,131	$47,169

Net increase (decrease) in cash	87	(3,253)

CASH AND CASH EQUIVALENTS, beginning of period	261	4,163
CASH AND CASH EQUIVALENTS, end of period	$348	$910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

mPhase Technologies, Inc. (the “Company” or “We”) was organized on October 2, 1996. Since 2007 the Company has been in the business of developing new products through the science of nanotechnology and micro-fluid dynamics. The Company has made significant progress in developing a reserve battery with an unlimited shelf life prior to initial activation. Our patent portfolio consists of intellectual property covering the “smart surfaces” that liquids in droplets can be suspended upon and collapse upon initial activation by either an electrical impulse or a g force. The Company intends to develop other potential products such as a drug delivery system using such scientific disciplines to monetize its patent portfolio.

During our last two Fiscal Years ended June 30, 2018 and 2017, the Company has had very limited financial resources to pursue further product development and had fallen behind with respect to our required periodic SEC filings on Forms 10Q and 10K since it lacked resources to pay its auditors. The Company is now current with respect to is SEC filings. We have been negotiating with our creditors to restructure our debt obligations to be in a better position to monetize our patent portfolio. We believe the amendment to the Judgment Settlement Agreement, effective December 10, 2018 by and between John M. Fife, and the Company gives us an opportunity to do so. (see-Note 3. “EQUITY TRANSACTIONS, NOTES PAYABLE AND CONVERTIBLE DEBT”)

On January 11, 2019, the Company underwent a major change in management and focus to restructure its business. The Company intends to broaden and diversify its existing lines of business. The Company will implement is revised plan of operations either directly or through wholly-owned subsidiaries. Such restructuring will include a combination of raising additional capital to improve our balance sheet and aggressive pursuit of mergers and acquisitions.

On January 11, 2019, the Company, Prior Management and Mr. Anshu Bhatnagar executed contracts including a transition agreement under which Prior Management was largely replaced. Mr. Bhatnagar became a Director and he Company’s new President and CEO and acquired control of the Company. Mr. Durando remains a Director of the Company and Mr. Smiley was reappointed on January 28, 2018 as Chief Financial Officer. It is expected that both Mr. Durando and Mr. Smiley will hold the foregoing positions on an interim basis to provide continuity during the Transition period (SEE NOTE 8- “Subsequent Events”).

The Transition Agreement provides for our new management to evaluate, formulate and implement a revised plan of operation. The Company is implementing undertakings, initiated by outgoing management, to extinguish certain debts and settle or reduce other liabilities outstanding on December 31, 2018, within six (6) months of January 11, 2019. The Company will implement its revised plan of operation either directly or through wholly- owned subsidiaries.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the six months ended ending December 31, 2018 are not necessarily indicative of the results that may be expected for a full fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2018.

GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Through December 31, 2018, the Company had incurred (a) cumulative losses totaling ($211,932,586) and (b) a stockholders’ deficit of ($1,741,630). At December 31, 2018, the Company had $348 of cash to fund short-term working capital requirements and cash used in operating activities was ($104,218) for the six months ended December 31, 2018. In addition, the Company relies on the continuation of funding through private placements of its common stock. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this quarterly report. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

GOING CONCERN – (continued)

The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, including recently amended settlement agreements, (2) continue its plan to align partners or other third parties to underwrite any research and development efforts needed to exploit our existing technological capabilities, or develop new products and (3) allow the successful wide scale development, deployment and marketing of its smart surface products, or any newly developed, acquired or otherwise obtained product or service line of business. There can be no assurance the necessary debt or equity financing will be available, or if so, on terms acceptable to the Company.

RECLASSIFICATIONS

Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation. The Company reclassified accrued fees of $1,500 to Eagle Advisors to a source of funds from financing activities previously included as a source of funds in operating activities in the Statement of Cash Flows in 2017. The reclassified financial statement items had no effect on Net Income (Loss) for the Quarter, Total Stockholders’ Deficit or Total Assets for the three months ended December 31, 2018 and 2017.

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

LOSS PER COMMON SHARE, BASIC AND DILUTED

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had no warrants to purchase shares of its common stock and no options to purchase shares of its common stock outstanding at December 31, 2018.

At December 31, 2018 the Company has convertible securities held by third parties that are immediately convertible into 160,499,917 shares of common stock. Under the terms of the judgement settlement agreement with Mr. Fife, effective December 10, 2018 there are no features whereby the debt would convertible in shares of the Company’s common stock; In addition, the Company has convertible notes plus accrued interest thereon held by officers and a Director of the Company, subject to availability, convertible into approximately 872,160,000 shares of common stock, immediately.

The following table illustrates debts convertible into shares of the Company’s Common Stock at December 31, 2018:

	December 31, 2018
	(Unaudited)
	Note Principle	Accrued Interest	Total		Shares Convertible
					immediately	conditionally available
Arrangement #1 - JMJ Financial, Inc	$109,000	$76,733	$185,733		46,433,250	-
Arrangement #2 - St. George Investments/Fife Forbearance Obligation		-	-	(i)	-	-
Arrangement #3 - MH Investment trust II	3,333	3,511	6,844		114,066,667	-
Total Liabilities, in arrears, with convertible features	112,333	80,244	192,577		160,499,917	-
Judgement Settlement Agreement	910,764		910,764	(i)
Notes Payable- Officers	42,880	-	42,880	(ii)	-	857,600,000
Notes Payable- Director	1,456	-	1,456	(ii)	-	14,560,000
Total	$1,067,433	$80,244	$1,147,677		160,499,917	872,160,000

(i)	The Judgement Settlement Agreement with Mr. Fife, effective December 10, 2018 has no features whereby the debt is convertible into our common stock on December 31, 2018. (SEE NOTE 3 - Judgement Settlement Agreement)

(ii)	Conditionally convertible if available under “Settlements Reserve”, through July 11, 2019. (SEE NOTE 3 - Reserved Shares)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

DISCONTINUED OPERATIONS

The Company has classified the operating results and associated assets and liabilities from its Jump line of products, which ceased having material sales in the first quarter of Fiscal 2017, as Discontinued Operations in the Consolidated Financial Statements for the Fiscal Years ended June 30, 2018 and 2019.

The Assets and Liabilities associated with discontinued operations included in our Consolidated Balance Sheet were as follows:

	December 31, 2018			June 30, 2018
	(Unaudited)
	Total	Discontinued	Continuing	Total	Discontinued	Continuing
ASSETS
CURRENT ASSETS
Cash	$348	-	348	$261	-	261
TOTAL CURRENT ASSETS	348		348	261		261

Other assets	800	-	800	800	-	800

TOTAL ASSETS	$1,148		1,148	$1,061		1,061

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$426,802	85,476	341,326	$545,564	124,508	421,056
Accrued expenses	167,397	-	167,397	1,273,569	142,195	1,131,374
Due to related parties	32,545	-	32,545	226,045	-	226,045
Notes payable, Officers’	42,880	-	42,880	777,912	-	777,912
Notes payable, Director and Investor	4,456	-	4,456	133,274	-	133,274
Note Payable, Finance Company	45,601	45,601	-	39,468	39,468	-
Current Portion, Liabilities, in arrears, with convertible features	112,333	0	112,333	0	0	0
Current Portion, Judgement Settlement Agreement (Notes 3 and 5)	300,000	-	412,334	997,698	-	997,698
TOTAL CURRENT LIABILITIES	1,132,014	131,077	1,000,938	3,993,530	306,171	3,687,359

Long term portion, Convertible debenture (under settlement agreement-Note 5)	610,764	-	610,763	-	-	-

TOTAL LIABILITIES	$1,742,778	131,077	1,611,701	$3,993,530	306,171	3,687,359

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

DISCONTINUED OPERATIONS – (continued)

Revenue and Expense Recognition for Discontinued Operations

The Company had recognized revenue on its JUMP products when the products were shipped, and title passed to the customer.

The results of discontinued operations include only specifically identified in the three-month and six-month periods ended December 31, 2018 and both specifically identified and allocated common overhead expenses in the period ended December 31, 2017.

The expenses and items of other income associated with discontinued operations included in our QUARTERLY condensed Consolidated Statements of operations were as follows:

	For the Three Months Ended
	December 31, 2018	December 31, 2017
	Discontinued	Discontinued
REVENUES	$-	$-

COSTS AND EXPENSES

Selling and Marketing	-	670

General and administrative	-	4,561

Depreciation and amortization	-	-

TOTAL COSTS AND EXPENSES	-	5,231

OPERATING LOSS	-	(5,231)

OTHER INCOME (EXPENSE)
Interest (Expense)	(5,631)	(10,144)
Gain on debt extinguishments	12,533	257,475

TOTAL OTHER INCOME (EXPENSE)	$6,902	$247,331

Income from Discontinued Operations	$6,902	$242,100

PATENTS AND LICENSES

Patents and licenses are capitalized when mPhase determines there will be a future benefit derived from such assets and are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset, generally five years. As of December 31, 2018, the book value of such assets, or $214,383, has been fully amortized.

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

DISCONTINUED OPERATIONS – (continued)

The expenses and items of other income associated with discontinued operations included in our SIX-MONTH CONDENSED Consolidated Statements of operations were as follows:

	For the Six Months Ended
	December 31, 2018	December 31, 2017
	Discontinued	Discontinued
REVENUES	$-	$-

COSTS AND EXPENSES

Selling and Marketing	-	2,094

General and administrative	-	8,863

Depreciation and amortization	-	-

TOTAL COSTS AND EXPENSES	-	10,957

OPERATING LOSS	-	(10,957)

OTHER INCOME (EXPENSE)
Interest (Expense)	(23,441)	(20,517)
Gain on debt extinguishments	12,533	257,475
TOTAL OTHER INCOME (EXPENSE)	(10,908)	$236,958

Income (Loss) from Discontinued Operations	$(10,908)	$226,001

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from outside contracts with customers and supersedes most of the existing revenue recognition guidance and notes that lease contracts with customers are a scope exception. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. On August 12, 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09. Public business entities may elect to adopt the amendments as of the original effective date, however, adoption is required for annual reporting periods beginning after December 15, 2017. The Company will implement this pronouncement on July 1, 2019.

In January 2016, the FASB issued ASU-2016-01, Financial Instruments- Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liability Letters. The Company is currently assessing the impact of the guidance on our financial statements and notes to our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of fiscal 2020. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In September, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) which amends certain aspects of the new lease standard. The Company is currently evaluating the impact of adopting ASU 2016-02 on the Company’s financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. This ASU is not expected to have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The amendments in this Update provide a screen to determine when a set is not a business. If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. This Update is the final version of Proposed ASU 2015-330 Business Combinations (Topic 805) – Clarifying The Definition of a Business, which has been deleted. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. This ASU is not expected to have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This Update is the final version of Proposed ASU 2016-360—Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting, which has been deleted. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. This ASU is not expected to have a material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying abbreviated financial statements.

2.	SUPPLEMENTAL CASH FLOW INFORMATION

Statement of Operation Information:
Interest paid (net interest income)	$9,659	$1,816

Non-Cash Investing and Financing Activities:
Conversion of accrued wages Officers’ into 5,387,770,000 shares of common stock	$538,777	$-
Conversion of Officers’ loans and accrued interest thereon into 9,593,875,000 shares of common stock	$830,746	$-
Conversion of accrued fees to a Director into 1,860,000,000 shares of common stock	$186,000	$-
Conversion of loans and accrued interest thereon into 1,351,017,700 shares of common stock	$130,733	$-
Conversion of accounts payable to strategic vendors into 1,301,000,000 shares of common stock	$114,800	$-
Conversion of accrued stock award’ into 5,750,000,000 shares of common stock	$575,000	$-

3.	EQUITY TRANSACTIONS, NOTES PAYABLE AND CONVERTIBLE DEBT

Common Stock

On December 18, 2018 the Company’s Board approved a resolution to increase the authorized common shares of the Company to 125 billion shares of the Company’s common stock no par value. January 4, 2019 the State of New Jersey accepted an Amendment to the Company’s Certificate of Incorporation providing for the increase in authorized shares of common stock and the change to no par value.

Preferred Stock

Additionally, on December 18, 2018 the Board approved a new class of 1000 shares of Series A (super voting preferred stock). On January 4, 2019 the State of New Jersey accepted an Amendment to the Company’s Certificate of Incorporation providing for the new class of super voting preferred stock. The shares of the new Series A voting preferred stock provide for 51% of the voting authority of all capital stock; feature no dividends, have a Par Value $.001 per share and have a liquidation preference up to Stated Value (Par) of $.001 per share. All the 1000 shares of the Series A Preferred Stock were issued to the Company’s New President and CEO to effectuate voting control of the Company on January 11, 2019, pursuant to the Transition Agreement. (See “Subsequent Events”).

Private Placements

During the six months ended December 31, 2018, the Company issued 600,000,000 shares of its common stock in connection with private placements pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended, raising gross proceeds of $30,000. The proceeds were used by the Company as working capital.

During the six months ended December 31, 2017, the Company issued 300,000,00 shares of its common stock in connection with private placements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, raising gross proceeds of $15,000 and incurring finder’s fees of $1,500. The proceeds were used by the Company as working capital.

Stock Award Payable

During the six months ended December 31, 2018, the three Officers of the Company received 4,000,000,000 shares of common stock which were valued at $400,000, Mr. Biderman an outside Director received 1,000,000,000 shares of common stock which were valued at $100,000 and strategic consultants received 750,000,000 shares of common stock which were valued at $75,000, and in total this group received a total of 5,750,000,000 shares of common stock which was valued at $575,000 and had been included in accrued expenses at June 30, 2018.

Stock Based Compensation

During the six months ended December 31, 2018, the Company did not issue any common stock, other than the shares discussed above whish were awarded in fiscal 2018, warrants or options to employees or officers.

During the six months ended December 31, 2017, the Company did not issue any common stock, warrants or options to employees or officers.

Other Short-Term Notes

Note Payable, Director

A Director of the Company loaned the Company funds for working capital and through June 30, 2018 $130,274 remained outstanding. On September 24, 2018 and December 31, 2018, this director converted $126,364 and $4,369 of this note into 1,263,642,700 and 87,375,000 shares of common stock, on the respective dates; and as a result, $1,456 remained outstanding on December 31, 2018. During the six months ended December 31, 2018 and 2017 the Company recorded $1,915 and $3,755 of accrued interest on this loan.

Note payable - Investor

During the fourth quarter fiscal 2017 an unaffiliated shareholder advanced the Company $1,000. During fiscal 2018 the shareholder advanced an additional $2,000. At December 31, 2018 and June 30, 2018 $3,000 remained outstanding under this note.

Note Payable, Finance Company- Discontinued Operations

The Company borrowed approximately $66,000 from a finance company under two advances commencing January 2016, with scheduled repayments of approximately $87,500 originally due through July 2016. This note is in arrears and the Company is negotiating settlement terms with the Note Holder.

During the six months ended December 31, 2018 and 2017 we incurred $6,133 and $5285 of finance charges under this note and at December 31, 2018, $45,601 remained outstanding.

3.	EQUITY TRANSACTIONS, NOTES PAYABLE AND CONVERTIBLE DEBT – (continued)

Liabilities, in arrears, with Convertible Features / Judgement Settlement Agreement

The Company had three separate convertible debt arrangements with independent investors that still, had convertible features as of June 30, 2018, The Company had two separate convertible debt arrangements with independent investors that still, had convertible features as of December 31, 2018.

During the six months ended December 31, 2018 no conversions were made under any Convertible Debentures.

During the six months ended December 31, 2017, no conversions were made under any Convertible Debentures.

The following table summarizes Liabilities, in arrears, with current or past convertible features:

	December 31,	June 30,
	2018	2018

Arrangement #1 - JMJ Financial, Inc	$109,000	$109,000
Arrangement #2 - St. George Investments/Fife Forbearance Obligation	-	885,365
Arrangement #3 - MH Investment trust II	3,333	3,333
Total Liabilities, in arrears, with convertible features	112,333	997,698
Liabilities, in arrears, -Judgement Settlement Agreement (Formerly Fife Forbearance Obligation)	910,764	-
Total Liabilities, in arrears, with convertible features (or formerly convertible)	$1,023,097	$997,698
Liabilities, in arrears, -short term portion	$412,333	$997,698
Long Term Portion, Liabilities, in arrears, -Judgement Settlement Agreement	$610,764	$-

Included in accrued expenses is $80,244 and $72,638 of interest accrued on the liabilities, in arrears, with convertible features at December 31, 2018 and June 30, 2018, respectively.

These transactions were initially intended to provide liquidity and capital to the Company and are summarized below.

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

3.	EQUITY TRANSACTIONS, NOTES PAYABLE AND CONVERTIBLE DEBT – (continued)

Arrangement #1 (JMJ Financial, Inc.) – (continued)

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

In April of 2017, the Company received a judgment from the Federal District Court of Northern Illinois Eastern Division in its favor dismissing a claim by River North Equity which effectively negated two notes River North Equity purchased from JMJ Financial. At June 30, 2017 the amount recorded in Current Liabilities for the two notes and accrued interest thereon subject to the River North Equity claim was $1,046,416. Such amount is included in the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial which totaled $1,212,940 on that date. River North failed to appeal the Judgement by July 17, 2017 and the Judgement become final. As a result of this proceeding the Company recorded the cancellation of the two notes assigned to River North from JMJ Financial for a total of $693,060 of principal and $358,534 accrued interest thereon. This resulted in a $1,051,594 gain from the debt during the six months ended December 30, 2017.

As of December 31, 2018, and as of June 30, 2018, the aggregate remaining amount of convertible securities held by JMJ could be converted into 46,433,250 and 44,630,000 common shares at the conversion floor price of $.004.

During the six months ended December 31, 2018 and 2017 the Company recorded $7,212 and $9,198 interest on this agreement.

At June 30, 2018 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $109,000 and $69,520, respectively. At December 31, 2018 the amount recorded in Current Liabilities for convertible note plus accrued interest thereon previously issued to JMJ Financial was $109,000 and $76,733 respectively.

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

On November 20, 2012, mPhase Technologies, Inc. (the “Company”) formally received an Event of Default and Redemption Notice dated November 16, 2012 with respect to an 8% Convertible Note dated September 13, 2011 issued by the Company to St. George Investments LLC and assigned to John Fife. The notice included alleged defaults with respect to payments owed by the Company under the Convertible Note and the failure to convert the Note into shares of the Company’s common stock. The alleged amount owed according to the notice at that time was approximately $902,279. This proceeding resulted a Memorandum Opinion and Order which was issued on December 15, 2014 by the United States District Court Northern District of Illinois Eastern Division granting the motion of John Fife, plaintiff (“Plaintiff”), for summary judgment against mPhase Technologies, Inc. (the “Company”) for breach of contract (the “Opinion”). All other claims and counterclaims were dismissed. Effective February 10, 2015, the Company entered into a Forbearance Agreement with the Holder. The agreement provided that the Holder would forego his right to enforce its remedies pursuant to the Judgment, which include demand for immediate payment of approximately $1.6 million, provided the Company satisfy its forbearance obligation of $1,003,943, (after accounting for a payment of $15,000 the Company paid, under the terms of the agreement).

The Forbearance agreement required the Company to place, and the Company had done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments. The original agreement also provided that the Company file a Proxy statement before June 1, 2015 should additional shares be needed for the conversion reserve. The Company has not filed such a proxy statement due to cost prohibitions. As of June 30, 2018, 1,000,000,000 shares have been issued with respect to payment obligations under the forbearance agreement, as amended and no amounts remain, in reserve,

On various occasions commencing with August 11, 2015 and then January 19, 2016, June 30, 2016, August 18, 2017 and February 16, 2018 the Company entered into an Amendments No. 1 through 5 to the Forbearance Agreement with Mr. Fife; primarily rescheduling the monthly payment schedules.

As of June 30, 2017, this forbearance obligation, as amended, would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares, for the satisfaction of the next required monthly payment, and (ii) up to 10,123,399,750 shares of our common stock should the entire obligation be converted.

3.	EQUITY TRANSACTIONS, NOTES PAYABLE AND CONVERTIBLE DEBT – (continued)

Arrangement #2 (John Fife dba St. George Investors)/Fife Forbearance – (continued)

During the year ended June 30, 2018 the Company did not make any repayments to Fife under the Judgment Settlement Agreement, as amended. The value of the forbearance debt obligation on June 30, 2018 was $885,365.

As of, June 30, 2018, this forbearance obligation, as amended, would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares, for the satisfaction of the next required monthly payment, and (ii) up to 11,067,050,000 shares of our common stock should the entire obligation be converted.

The Company entered into a “Judgment Settlement Agreement” to satisfy in full the Forbearance Agreement with Fife discussed above, effective December 10, 2018. As of December 31, 2018, the Forbearance agreement is no longer in effect and no shares of our common stock are issuable or eligible to be converted to under this obligation.

Arrangement #3 (MH Investment trust II)

On August 26, 2014, the Company issued to the MH Investment Trust, a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 in which the Company received $40,000 in gross proceeds on September 1, 2014. The instrument is in the principal amount of $40,000 and matured on May 1, 2015. Interest only was payable at the rate of 12% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weighted average price of the stock based upon the average of the three lowest trading days in the 10day trading period immediately preceding such conversion, or 65 % when the trading price exceeds $.0020 for the five days before such conversion. All proceeds received in connection with the proceeds of the financing used by the Company as working capital.

During the six months ended December 31, 2018 and 2017 the Company recorded $393 and $352 interest on this agreement.

At December 31, 2018 the note balance was $3,333 and accrued interest of $3,511 at 12%, remained due under this agreement. At June 30, 2018 the note balance was $3,333 and accrued interest of $3,118, at 12%; remained due under this agreement. Based upon the price of the Company’s common stock on December 31, 2018 and June 30, 2018 this Note is convertible into approximately 114,066,667 and 107,516,667 shares of common stock, respectively.

Judgement Settlement Agreement

The Company entered into a “Judgment Settlement Agreement” effective December 10, 2018 by and between John M. Fife, an individual (“Lender”), and mPhase Technologies, Inc. The Judgment Settlement Agreement, supersedes all other prior oral or written agreements between Borrower, as further detailed in our Filing on form 8-k on December 21, 2018.

The agreement required a $15,000 execution payment, which we paid in December 2018; and subsequently the agreement offers three payment options- the first two options have material settlements amounts which would be due during the Quarter ending March 31, 2019 -(short term options); Or the 3rd option which calls for $15,000 monthly payments throughout calendar 2019 and a January 15, 2020 lump sum final payment (long term option);

The initial and revised payment schedule of the Judgement Settlement Agreement are as follows:

(a) $15,000, which amount has been paid upon execution of this Agreement, plus (b) either

(short term options);                                                                                                      ( Payment Status)

(i) $265,000, provided such amount is received by Lender on or before January 15, 2019, -(expired)

(ii) $280,000, provided such amount is received by Lender on or before February 15, 2019, -(expired)

ii a.); as revised; $15,000 on February 1, 2019; and $270,000 by March 15, 2019 – (the Company is targeting this option)

(long term option);

iii) $375,000, which amount, if Borrower elects this option, shall be payable as follows:

(1) Borrower shall make a payment to Lender in the amount of $15,000. on or before January 15, 2019, and

(2) Borrower shall continue making payments of $15,000 each month until January 15, 2020, when Borrower shall pay to Lender the entire unpaid portion of the Settlement Amount (which would be equal to $195,000).

3.	EQUITY TRANSACTIONS, NOTES PAYABLE AND CONVERTIBLE DEBT – (continued)

Judgement Settlement Agreement – (continued)

During the six months ended December 31, 2018, the Company paid $15,000 applying $8,151 to principle and $6,849 to interest. During the six months December 31, 2018 and 2017 recorded a total of $40,399 and $$36,676 interest expense on the preceding forbearance and current judgement settlement agreement. On December 31, 2018 the judgement settlement agreement, which satisfies the Fife obligation in full, totaled $910,764.

The Company plans to satisfy this agreement in full by completing the short-term option of the Judgement Settlement Agreement of the during the quarter ending March 31, 2019, and has included $300,000 included in the line item “Current Portion, liabilities in arears- Judgement Settlement Agreement” for this agreement and $610,764 in the line item “Long term portion, liabilities in arears- Judgement Settlement Agreement in the liabilities section of the Company’s Balance Sheet as of December 31, 2018.

Had the Company planned to or should we revert to the long-term option of the Judgement Settlement Agreement $180,000 would be included in the line item “Current Portion, liabilities in arears- Judgement Settlement Agreement ” for this agreement and $730,764 in the line item “Long term portion, liabilities in arears- Judgement Settlement Agreement ” in the liabilities section of the Company’s Balance Sheet as of December 31, 2018;

Should the Company satisfy this liability utilizing the short-term option of the Judgement Settlement Agreement we would realize a gain on such settlement of approximately $610,000. Should the Company satisfy this liability utilizing the long-term option of the Judgement Settlement Agreement we would realize a gain on such settlement of approximately $580,000.

Conversion of Related Party and Strategic Vendor Debts

On September 24, 2018 the officers converted $538,777 accrued wages into 5,387,770,000 shares and $702,105 of notes payable and accrued interest into 7,021,050,000 shares and a director converted $186,000 of accrued fees into 1,860,000,000 shares and $126,364 of a note and accrued interest into 1,263,642,700 shares, of the Company’s common stock. Also, on September 24, 2018 accounts payable to strategic vendors totaling $99,500 were converted into 995,000,000 shares of common stock. These conversions were for 100 % of the debt to these individuals owed by Company on December 31, 2017, pursuant to a resolution, of the Company’s Board dated November 28, 2017, issuable when such shares became available, at $.0001 per share,

Effective December 31, 2018 the officers and a Director of the Company converted $133,010 and vendors of the Company converted $15,300 of debt of the Company outstanding on December 31, 2018 into 2,660,200,000 and 306,000,000 shares of common stock at $.00005 per share. These shares were issued as a prerequisite to the Transition Agreement which was part of the “Change in Control Agreements” culminating in the change in the Management of the Company (see Note 8- Subsequent Events).

Reserved shares

The Company has agreed to reserve newly issued shares of Preferred and Common Stock pursuant to the change in control agreements discussed in “The Transition Agreement” (see note-8 - Subsequent Events)

Preferred Stock

We issued one thousand (1,000) shares of the Company’s recently created new class of Series A Preferred Stock to the Company’s New President and CEO to effectuate voting control of the Company as of January 11, 2019, pursuant to the Transition Agreement.

Common Stock

Signing Shares

The issuance of restricted shares of common stock of the Company equal to 20% or 13,109,494,031, of the number of shares outstanding, after the shares reserved under the agreements (“Signing Shares”) on the Effective Date.

Warrant agreement (s) & warrant cap

A warrant agreement (s) with provisions to acquire up to 80% (the warrant cap) of the Company’s common stock with acceleration provisions;

3.	EQUITY TRANSACTIONS, NOTES PAYABLE AND CONVERTIBLE DEBT – (continued)

Settlement and New funding share reserve(s)

The Company has agreed to reserve a total of 15,000,000,000 newly issued shares of Common Stock, of which 2,660,200,000 and 306,000,000 were issued concurrently to reduce liabilities outstanding December 31, 2018, and 9,533,800,000 remained available from the initial share reserve to settle prior liabilities and 2,500,000.000 remained available from the initial share reserve to fund continuing operations as of January 11, 2019; the effective date of implementation of all of the “change in control agreements” discussed herein pursuant to” The Transition Agreement” (see note-8 - Subsequent Events)

	SETTLEMENT RESERVE	FUNDING RESERVE
	Shares of Common Stock	Shares of Common Stock
Initial Shares to Establish Reserve	9,839,800,000	2,500,000,000

Shares issued concurrently to transition agreement for the conversion of 75% strategic vendors, outstanding December 31, 2018.	(306,000,000)	-
Shares available upon execution of The Transition Agreement-January 11, 2019	9,533,800,000	2,500,000,000

Shares issued subsequent to “Change in Control” to accredited investors in private placements through, 2019	(300,000,000)	-
Shares available per Reserve on February 15, 2019	9,233,800,000	2,500,000,000

PRIOR LIABILITIES -SETTLEMENT RESERVE

1. 9,839,800,000 shares of Common Stock of the Company to settle the Debts of the Company outstanding December 31, 2018, in the following priority; - The Judgement Settlement Agreement (formerly -Fife forbearance agreement), JMJ Financial, Inc., MH Investment Trust, PowerUp Lending Ltd, as well as other liabilities satisfactory to the Executive and the Company; (as per Section 2 (a) of the Reserve Agreement concurrent “change in control agreements”, dated January 11, 2019); As of the date of this filing 9,233,800,000 shares remain available under this reserve.

OFFICER’S AND DIRECTOR -CONVERSION SHARE RESERVE

2. 2,660,200,000 shares of Common Stock of the Company for the conversion of 75% payables to officers’ and a director outstanding December 31, 2018, (as per Section 2 (a) of the Reserve Agreement concurrent “change in control agreements”, dated January 11, 2019) As of the date of this filing no shares remain available under this reserve.

CONTINUING OPERATIONS SHARE RESERVE

3. 2,500,000,000 shares of common stock as per section 2 (c) to be sold at a price, not less than $.00005 per share in periodic Private Placements, (as per Section 2 (a) of the Reserve Agreement concurrent “change in control agreements”, dated January 11, 2019) As of the date of this filing all of the shares remain available under this reserve.

FINAL ADJUSTMENT FOR LIABILITIES ELIMINATED IN SETTLEMENT RESERVE

To the extent Company does not eliminate the above-mentioned liabilities, or the cost to do so requires more than the funding provided within six months of the Effective Date, the Warrant Cap shall increase be increased by that number of shares at a price of $.00005 which equals the amount of remaining liability.

4.	COMMITMENTS

Judgement Settlement Agreement

The Company entered into a “Judgment Settlement Agreement” to satisfy in full the Forbearance Agreement with Fife discussed above, effective December 10, 2018, by and between John M. Fife, an individual (“Lender”), and mPhase Technologies, Inc; The Company plans to satisfy this agreement in full by completing the short-term option of the Judgement Settlement Agreement; (ii a.) which as revised; the Company has paid $15,000 on February 1, 2019 and would be required to pay $270,000 by March 15, 2019.

Contracts and Commitments Executed Pursuant to the Transition Agreement:

In the transaction whereby, Mr. Bhatnagar acquired control of the Company on January 11, 2019, the Company entered into material commitments including; (see Note 8- Subsequent Events).

The Company agreed to an employment agreement with the Executive which include annual compensation for a period of five (5) years with annual salary of $275,000; and The issuance of restricted shares of common stock of the Company equal to 20% or 13,109,494,031  of the amount of shares outstanding, after giving effect to the shares reserved under the agreements, (“Signing Shares”) on the Effective Date.; and a warrant agreement (s) with provisions to acquire up to 80% (the warrant cap) of the Company’s common stock with acceleration provisions.

The Company agreed to finalize undertakings already in process to extinguish specific debts and settle or reduce other liabilities outstanding on December 31, 2018, within six (6) months. The result of our settlements, when finalized, will be evaluated based agreed upon limits, and the liabilities may exceed the threshold for agreed upon limits on the quantity of shares issuable under the warrant and warrant cap calculation.

5.	CONTINGENCIES

The Company had been in litigation with John Fife with respect to a Convertible Note originally issued on September 13, 2011 in the principal amount of $557,000. Fife sought damages on a Motion for Summary Judgment in the amount in excess of $1,300,000 and attorney’s fees. On December 15, 2014 the federal district court in the North East District of Illinois found in favor of Fife on a motion for Summary Judgment. The Company had entered into a Forbearance Agreement with Fife as a result of negotiations to settle such Judgment. As of December 31, 2018, the Forbearance agreement is no longer in effect and no shares of our common stock are issuable or eligible to be converted to under this obligation as a result of the Judgement Settlement Agreement effective December 10, 2018 discussed below.

Judgement Settlement Agreement

The Company entered into a “Judgment Settlement Agreement” to satisfy in full the Forbearance Agreement with Fife discussed above, effective December 10, 2018, by and between John M. Fife, an individual (“Lender”), and mPhase Technologies, Inc. The Agreement supersedes all other prior oral or written agreements between Borrower. The Company plans to satisfy this agreement in full by completing the short-term option of the Judgement Settlement Agreement of the during the quarter ending March 31, 2019, which would require us to pay $270,000 by March 15, 2019. If that payment it not paid timely; not withstanding whether or not we can get a revision to the short term option we are pursuing; we may revert to the long-term option of the Judgement Settlement Agreement of which $180,000 would be included in the line item “Current Portion, liabilities in arears- Judgement Settlement Agreement ” for this agreement and $730,763 in the line item “Long term portion, liabilities in arears- Judgement Settlement Agreement ” in the liabilities section of the Company’s Balance Sheet as of December 31, 2018.

Should the Company satisfy this liability utilizing the short-term option of the Judgement Settlement Agreement we would realize a gain on such settlement of approximately $610,000. Should the Company satisfy this liability utilizing the long-term option of the Judgement Settlement Agreement we would realize a gain on such settlement of approximately $580,000. (see also note 3)

Amounts Contingent upon Certain Terms of Change in Control Agreements Effective January 11, 2019 (see note-8 - Subsequent Events)

To the extent Company does not eliminate the certain liabilities within six months of the effective Date, the Warrant Cap shall increase be increased by such number of shares at a price of $.00005 equal to the amount of excess liability.

The Change in Control Agreements, effective January 11, 2019, also have certain provisions that accelerate the warrant and employment agreements.

6.	FAIR VALUE MEASUREMENTS

Effective July 1, 2008, we adopted Accounting Standards Codification (“ASC”) 820-10-20, Fair Value Measurements, which provides a framework for measuring fair value under generally accepted accounting principles. ASC 820-10-20 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10-20 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820-10-20 also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels. Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active markets. Financial assets and liabilities valued using level 2 inputs are based primarily on quoted prices for similar assets or liabilities in active or inactive markets. For certain long-term debt, the fair value was based on present value techniques using inputs derived principally or corroborated from market data. Financial assets and liabilities using level 3 inputs were primarily valued using management’s assumptions about the assumptions market participants would utilize in pricing the asset or liability. Valuation techniques utilized to determine fair value are consistently applied.

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

At December 31, 2018, the carrying value of the notes payable and accrued interest for convertible agreements, the Judgement Settlement Agreement and officers’ notes was approximately $1.150 million. The JMJ convertible notes, which were originally due at various times through December 31, 2012, yield an interest rate of 12%, the Fife Forbearance obligation is 9%. Refer to Note 3 of these unaudited condensed consolidated financial statements for more information about the Company’s notes payable as of December 31, 2018.

7.	RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

The Company leased office space from Microphase at its Norwalk location. Microphase also provided certain research and development services and shares administrative personnel from time to time through December 31, 2015. As of December 31, 2018, the Company owed $32,545 to Microphase.

DIRECTOR

Mr. Biderman, an outside Director, received 1,000,000,000 shares of common stock which was valued at $100,000 and had been included in accrued expenses at June 30, 2018, pursuant to a resolution of the Company’s Board dated November 28, 2017, issuable when such shares became available.

In September of 2018, Mr. Biderman, an outside Director’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers converted $186,000 of accrued fees into 1,860,000,000 shares and $126,364 of a note and accrued interest into 1,263,642,700 shares of common stock of the Company. Effective December 31, 2018, this director converted $4,369 of this note into 87,375,000 shares of common stock. $1,456 remained outstanding on December 31, 2018.

During the six months ended December 31, 2018 and 2017 the Company recorded $1,915 and $3,755 of accrued interest on this loan.

Effective October 1, 2018 the Company reversed to additional paid in capital $7,500 of accrued finders’ fees waved by Eagle Strategic Advisers and no amounts remain accrued to this Director’s affiliated firm.

7.	RELATED PARTY TRANSACTIONS – (continued)

TRANSACTIONS WITH OFFICERS

Officers of the Company have made working capital loans to the Company from time to time. These loans, together with accrued interest at 6% totaled $42,880 and $777,912 at December 31, 2018 and June 30, 2018, respectively. The Company recorded $2,294 and $20,437 for interest on these loans during the six months ended December 31, 2018 and 2017, respectively.

The Company officers have not accrued salaries since April 2017. During the six months ended December 31, 2018, the three Officers of the Company received 4,000,000,000 shares of common stock which was valued at $400,000 and had been included in accrued expenses at June 30, 2018, pursuant to a resolution of the Company’s Board dated November 28, 2017, issuable when such shares became available.

In September 2018, the officers of the Company converted $538,777 accrued wages into 5,387,770,000 shares and $702,105 of notes payable and accrued interest into 7,021,050,000 shares, of the Company’s common stock.

Effective December 31, 2018, the officers of the Company converted $128,641 of notes payable and accrued interest into 2,572,825,000 shares, of the Company’s common stock.

8.	SUBSEQUENT EVENTS

●	On January 4, 2019, the Company filed an Amendment to its Certificate of Incorporation in the State of New Jersey, pursuant to approval by its Board of Directors, to increase its authorized shares of common stock from 72 billion shares to 125 billion shares of no-par stock. In addition, the Company in such Amendment created a new class of 1000 shares of a Series A super voting preferred Stock.

●	The Transition Agreement allows our New Management to develop and implement its current plan of operation while the Company finalizes undertakings already in process to extinguish specific debts and settle or reduce other liabilities outstanding within six (6) months; pursuant to Contracts Executed by the Company, Prior Management and Mr. Bhatnagar whereby Mr. Bhatnagar acquired control of the Company on January 11, 2019.

Significant Terms of Contracts and Commitments Pursuant to the Transition Agreement:

(i)	Employment Agreement - Under the terms of the Employment Agreement, Mr. Bhatnagar will receive a base salary of $275,000 per annum for a period of five (5) years. As initial compensation, Mr. Bhatnagar shall receive restricted shares of common stock of the Company equal to 20% or 13,109,494,031, of the number of shares outstanding, after giving effect to the shares reserved under the agreements, (“Signing Shares”) on the Effective Date. .

Warrant (s) and Warrant Cap -

(ii)	Earned Warrants - Mr. Bhatnagar shall be entitled to receive warrants to acquire 4% of the outstanding fully diluted common stock of the Company (the “Earned Warrants”) each time the Company’s revenue increases by $1,000,000. The exercise price of the Earned Warrants shall be equal to .0001/share and the executive may not receive shares whereby Signing Shares and Earned Warrants exceed 80% of the fully diluted common stock of the Company (“Warrant Cap”).

(iii)	Accelerated Warrants – Mr. Bhatnagar shall immediately receive the remaining amount of warrants necessary to acquire up to 80% of the outstanding fully diluted common stock of the Company (“Accelerated Warrants”) when Executive either:

a. - completes a stock or asset purchase of Scepter Commodities LLC or

b. - a stock or asset purchase of any other entity, either of which, in the aggregate, together with prior revenue increases achieved by the Company, shall result in the consolidated revenues of the Company being not less than $15,000,000 or

c. - growing a similar business organically to include contracts generating revenues in excess of $15,000,000 or

d. - The Company meets the listing requirement of either the NYSE or NASDAQ on the filing of a Form 10Q.

(iv)	Board and Managements Transition Period Operational Guidelines:

The Transition Agreement provides for changes in the Board of Directors of the Company and the authorization of a new class of Preferred Stock. Bhatnagar will be issued one thousand (1,000) shares of the Company’s recently created new class of Series A Preferred Stock to effectuate voting control of the Company on January 11, 2019.  Mr. Bhatnagar is also the President and CEO of Verus International, Inc., (F/K/A, REAL BIZ MEDIA GROUP), a publicly-held company.

8.	SUBSEQUENT EVENTS – (continued)

(v)	Reserved Shares - The Company has agreed to reserve a total of 15,000,000,000 newly issued shares of Common Stock; of which:

a. - The Company reserved 9,839,800,000 shares of Common Stock of the Company to extinguish specific debts and settle or reduce other liabilities outstanding within six (6) months to the satisfaction of the Executive and the Company; The Company issued 306,000,000 shares of Common Stock for the conversion of 75% payables to strategic vendors outstanding as of December 31, 2018 under this reserve, concurrently, upon execution of the agreement.

b. - The Company reserved and issued 2,660,200,000 shares of Common Stock of the Company for the conversion of 75% payables to officers’ and a director outstanding as of December 31, 2018 under this reserve, concurrently, upon execution of the agreement.

c. - 2,500,000,000 shares of common stock to be sold at a price, not less than $.00005 per share in periodic Private Placements, pursuant to Section 4(a)(2) of the Act, to pay ongoing operations of the Company through December 31, 2019.

d. - Final adjustment for liabilities eliminated- To the extent Company does not eliminate the above-mentioned liabilities within six months of the Effective Date, the Warrant Cap shall increase be increased by that number of shares at a price of $.00005 which equals the amount of the remaining liability.

(vi)	Registration - Mr. Bhatnagar agrees that not later than 90 days from the date hereof under the supervision of Mr. Ronald Durando, on behalf and at the expense of the Company, will cause the Company to draft and file with the Securities and Exchange Commission a Registration Statement on Form S-1 registering all of the shares of Common Stock of the Company held by the prior officers, directors, consultants and Related Parties.

Issuance of Common Stock to accredited investors in private placements subsequent to January 1, 2019

●	From January 1, 2018 through the January 10, 2019 the Company issued 200,000,000 shares of its common stock in private placements pursuant to Section 4(a)(2) of the Securities Act of 1933 raising gross proceeds of $10,000 which was used for working capital and general corporate purposes.

●	From January 11, 2018 (“change in control date”) through the date hereof, the Company issued 300,000,000 shares of its common stock in private placements pursuant to Section 4(a)(2) of the Securities Act of 1933 raising gross proceeds of $15,000 which was used for working capital and general corporate purposes.

Changes in Management subsequent to January 1, 2019

●	Effective January 11, 2019, the Board of Directors of mPhase Technologies, Inc. (the “Company”). elected Mr. Anshu Bhatnagar as new members of the Board of Directors of the Company pursuant to Section 14A-5 of the New Jersey Business Corporation Act. Immediately thereafter, Messrs. Abraham Biderman, Mr. Victor Lawrence, Mr. Gustave Dotoli and Mr. Martin Smiley each resigned as a member of the Board of Directors of the Company and Messrs. Durando, Dotoli and Smiley resigned as Officers of the Company.

●	Effective January 28, 2019, Mr. Smiley returned as interim Chief Financial Officer of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected mPhase’s financial position and should be read in conjunction with the accompanying financial statements, financial data, and the related notes.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

Some of the statements contained in or incorporated by reference in this Form 10-Q discuss the Company’s plans and strategies for its business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” “should,” “seek,” “will,” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements include, among others, statements concerning the Company’s expectations regarding its working capital requirements, gross margin, results of operations, business, growth prospects, competition and other statements of expectations, beliefs, plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

LIMITED OPERATIONS OVERVIEW

mPhase Technologies, Inc. (the “Company” or “We”) was organized on October 2, 1996 (OTC Pink Sheets: XDSL.OB) and we have developed various technological products and processes culminating in our present intellectual property portfolio discussed further our form 10-K for the Year End June 30, 2018, on page 12 under the caption, “Patents and Licenses”. In April of 2016 the outgoing management determined to discontinue the Jump Starter line of products, we have had limited operations dedicated to protecting our technology processes; and recapitalizing the Company. During our last two Fiscal Years- June 30, 2018 and 2017, we have focused our operating activity primarily implement a plan to monetize its existing intellectual property portfolio restructuring our debt obligations.  We believe by obtaining on December 10, 2018 an amendment to the Judgment Settlement Agreement with John Fife we have enhanced the opportunity to Complete our Debt restructuring. On January 11, 2019, the Company executed contracts including a “Transition Agreement”, together with our Prior Management and Mr. Bhatnagar whereby Mr. Bhatnagar acquired control of the Company.

The “Transition Agreement” provides the protocol that allows our New Management to review our intellectual property portfolio, and implement its current plan of operation while the Company finalizes undertakings already in process to extinguish specific debts and settle or reduce other liabilities outstanding within six (6) months; and to be in a position to implement a plan to monetize our technology; and transitioning from the Outgoing Management’s plan to reduce liabilities to an acceptable level, and get current on all Periodic Reports required by the Commission and Corporate Federal and State tax filings and streamline internal financial information, as well as update to best practices for our corporate governance and our subsidiaries The foregoing will allow us to evaluate, formulate and implement a revised plan of operation for our next course of action, based upon the status of each potential application of our legacy intellectual property portfolio; estimated cost, time frames to get to deployment, amongst- other factors Outgoing Management may consider relevant, as ultimately determined by the New Management of the Company, including:

- Capitalize on its existing intellectual property portfolio and endeavor to further develop new “smart surface” products through the sciences of microfluidics, micro-electromechanical systems (MEMS) and nanotechnology.

- Continue, with Co-ventures or internally, the development of our patented Drug Delivery Systems.

Commercializing our first nanotechnology-enabled product for military and commercial applications - the Smart NanoBattery providing Power on Command™. Our patented and patent-pending battery technology, based on the phenomenon of electrowetting, offers a unique way to store energy and manage power that could revolutionize the battery industry. Features of the Smart NanoBattery include potentially infinite shelf life, environmentally friendly design, fast ramp to power, programmable control, and direct integration with microelectronic devices.

- Evaluated alternative applications arising from our investment made to development of innovative power cells and related products through the science of microfluidics, microelectromechanical systems (MEMS) and nano- technology, expanding on the one version of the lithium battery based on a breakable separator was developed for an emergency reserve flashlight application.

Our New Management may implement the foregoing directly in mPhase or through one of our wholly- owned subsidiaries.

In addition, Mr. Bhatnagar intends to broaden the Company’s existing lines of business in order to accelerate revenue growth.

FINANCIAL OVERVIEW

Continuing Operations

General and administrative. General and administrative expenses consist primarily of fees to third parties and related expenses for investor information and administration of our responsibilities to our shareholders. The Company has faced significant financial challenges since 2016 to maintain its active operations Owing to our large number of our shareholders; we were permitted to voluntarily withdraw in August of 2016 from registration and reporting requirements as a public company as requested on our Form 15-12G. We had considered this course of action in order to save the Company the quarterly costs to pay its auditors to remain public. On November 3, 2016 we engaged a new independent registered public accounting firm and undertook a successful effort to become current with respect to our Periodic Reports with the SEC. Additionally, we have become current with all of Corporate Federal and State tax filings for mPhase and are in the process to become current in such tax filings for all of our subsidiary, companies. We also made arrangements with strategic vendors and have become more current with several vendors and cost centers, including our financial printer, transfer agent costs, office expenses, legal fees and our outside auditors & accounting consultants. Certain administrative activities are outsourced. The Company further conserved financial resources as we recorded no salaries for the three officers of the Company in in any of the periods presented herein.

Other Income (Expense). Included in Other (Income) Expense are recurring items such as interest are non-recurring items related which have in the past (and may be required to going forward for the warrant agreements pursuant to the transition agreement whereby Mr. Bhatnagar acquired control of the Company on January 11, 2019, ( see note 8-Subsequent Events) the change in the estimated value of derivative liabilities and amortization as related debt discount, if any. Also included in other income are gains from debt extinguishments. Such amounts will fluctuate significantly and should not be considered as recurring or in any way indicative of operating results.

Discontinued Operations

Discontinuance of Jump Starter Products was determined by our Board of Directors during Fiscal Year 2016

Commencing in April of 2016, the Company began discontinuing its line of Jump Starter products due to increased competition and declining margins. The Company has recognized revenue on its JUMP products when the products were shipped, and title passed to the customer.

The results of discontinued operations include specifically identified in both the 2018 and 2017 periods are allocated to general and administrative expenses in the December 2017 period.

Selling and Marketing Expenses. Selling and marketing expenses consist primarily of fees to third parties related to customer service response costs and warranty inquiries for products from our discontinued Jump Starter product line. We have incurred no selling and marketing expenses during the six months ended December 31, 2018 and nominal selling and marketing expenses for six months ended December 31, 2017, most of which were incurred during the first quarter of that period, which represented the completion of the year subsequent to our last sales from this product line.

General and administrative. General and administrative expenses consist primarily of fees to third parties and related expenses for investor information and administration of our responsibilities to our shareholders, including our financial printer, transfer agent costs, office expenses, legal fees and our outside auditors and internal accounting consultants. In addition, the Company from time to time will use outside consultants on a project by project basis. Certain administrative activities are outsourced.

Other Income (Expense). Included in Other (Income) Expense interest expense are non-recurring items including gains from debt extinguishments. Such amounts will fluctuate significantly and should not be considered as recurring or in any way indicative of operating results.

THREE MONTHS ENDED DECEMBER 31, 2018 VS. DECEMBER 31, 2017

Continuing Operations

General and Administrative Expenses. General and administrative expenses charged to continuing operations were $54,754 for the three months ended December 31, 2018 compared to $37,014 for the three months ended December 31, 2017, an increase of $17,740. The Company did incur additional transfer agent, printer and internal and independent accounting fees, pursuant to Outgoing Management’s administrative housekeeping project for the three months ended December 31, 2018 that were $42,126 compared to $29,395 for the three months ended December 30, 2017. The Company recorded no salaries for the three officers of the Company in three months ended December 31, 2018 and December 31, 2017 respectively.

Other Income and (Expense). Interest expense charged to continuing operations was $24,675 for the three months ended December 31, 2018 as compared to $60,359 in the same period of 2017, a decrease of $35,684, of which $ due to substantially lower liability balances on officers’ loans during the December 2018 quarter, due to material conversions in September 2018, offset by increases in interest accruals for the “Fife agreements”, The Company has fully amortized the beneficial conversion feature interest expense through the quarter ended September 30, 2018, thus the current Quarter  ended December 31, 2018 has no such expense. The quarter ended December 31, 2017 includes $30,393 beneficial conversion feature interest expense, which represent the balance of the decrease in the current quarter.

Net loss. mPhase recorded a net (loss) of $(63,151) from continuing operations for the quarter ended December 31, 2018 less $6,902 of income from discontinued operations, resulting in a net (loss) of $(56,249) for the quarter ended December 31, 2018. For the quarter ended December 31, 2017 the Company recorded a (loss) of $(97,373) from continuing operations, offset by $242,100 of income from discontinued operations, resulting in net income of $144,727 for the quarter.

Basic and Diluted Net Income (Loss) per share. This represents basic and diluted net income (loss) from continuing operations and basic and diluted net income (loss) per common share of $(0.00) and $(0.00) for the three months ended December 31, 2018 as compared to basic and diluted net income (loss) from continuing operations and basic and diluted net income (loss) per common share of $0.00 and $(0.00) for the three months ended December 31, 2017. The basic and diluted per share computations are based upon weighted average common shares outstanding of 39,585,434,818 and 16,730,533,688 for basic, and 39,585,434,818 and 18,000,000,000 for, diluted during the respective quarters ended December 31, 2018 and 2017.

Discontinued Operations

Selling and Marketing Expenses. Selling and marketing expenses were $0 for the three months ended December 31, 2018 as compared to $670 for the three months ended December 31, 2017, a decrease of $670. The decrease is attributable to the completion of the Company’s efforts to service customers of its line of Jump Products.

General and Administrative Expenses. General and administrative expenses charged to discontinued operations were $0 for the three months ended December 31, 2018 compared to $4,561 for the three months ended December 30, 2017, a decrease of $4,561.

Other Income and (Expense).  Interest expense charged to discontinued operations was $5,631 during the three months ended December 2018 as compared to $10,144 in the same three months of 2017, a decrease of $4,513 due to lower liability balances of interest expense allocated. During the quarter ended December 31, 2018 recorded we recorded $12,533 of gain on debt extinguishments for liabilities of our discontinued operations as compared to $257,475 gain on debt extinguishments during the same period in 2017. The three-month period in 2017 had significant debt extinguishments related accounts payable for a major project that will not be recurring.

Basic and Diluted Net Income (Loss) per share. This represents basic and diluted net income from discontinued operations per common share of $0.00 net income for the three months ended December 31, 2018 as compared to basic and diluted net income per common share of $0.00 for the three months ended December 31, 2017. The basic and diluted per share computations are based upon weighted average common shares outstanding of 39,585,434,818 and 16,730,533,688 for basic, and 39,585,434,818 and 18,000,000,000 for diluted during the respective quarters ended December 31, 2018 and 2017.

SIX MONTHS ENDED DECEMBER 31, 2018 VS. DECEMBER 31, 2017

Continuing Operations

General and Administrative Expenses. General and administrative expenses charged to continuing operations were $119,233 for the six months ended December 31, 2018 compared to $71,816 for the six months ended December 31, due to additional transfer agent, printer and internal and independent accounting fees, pursuant to Outgoing Management’s administrative housekeeping project for and other administrative expenses, pursuant to Outgoing Management’s administrative housekeeping project, which in the current year that were $94,088 compared to $54,409 for the same period in the prior year. The fees were unusually high during these six months we incurred fees two annual and four quarterly reports in 2018 compared to only one quarterly report in the preceding period, which was our first with the current registered firm, made it more cost effective for our current firm to perform alternative procedures, which was for the Quarter ended March 31, 2016, filed in November, 2017. The Company recorded no salaries for the three officers of the Company in six months ended December 31, 2018 and December 31, 2017 respectively.

Other Income and Expense. Interest expense charged to continuing operations was $140,041 in the six months in Fiscal 2018 as compared to $123,249 for the prior period, an increase of $16,792, which is affected by two components liability balances. The first six months 2018 the Company included a non-cash gain resulting from the gain on debt extinguishments of $1,051,594 attributed to continuing operations. This resulted from the dismissal of litigation, instituted by a third party, River North Equities (“River North”), for a portion of the JMJ notes (see-Note 3, Arrangement no.#2) had assigned to River North, and in turn River North commenced litigation which was dismissed with prejudice; and the Company was awarded legal fees.

Net loss. mPhase recorded net loss of $242,986 from continuing operations for the six month period ended December 31, 2017, plus $10,908 of loss from discontinued operations, resulting in net loss of $253,894 for the current year as compared to a net income of $1,081,847 in the prior relative period, which consisted of a $855,846 income from continuing operations of $226,001 loss from discontinued operations for the six months ended December 31, 2017. The period income for 2017 was solely attributed to the gain on debt extinguishment.

Basic and Diluted Net Income (Loss) per share. This represents basic and diluted net income (loss) from continuing operations and basic and diluted net income (loss) per common share of $(0.00) and $0.00 for the six months ended December 31, 2018 as compared to basic and diluted net income (loss) from continuing operations and basic and diluted net income (loss) per common share of $(0.00) and $0.00 for the six months ended December 31, 2017. The basic and diluted per share computations are based upon weighted average common shares outstanding of 29,049,352,975 and 17,299,797,272 for basic, and 29,049,352,975 and 18,000,000,000 for, diluted during the respective quarters ended December 31, 2018 and 2017.

Discontinued Operations

Selling and Marketing Expenses. Selling and marketing expenses were $0 for the six months ended December 31, 2018 compared to $2,094 for the six months ended December 31, 2017, a decrease of $2,094. The decrease is attributable to the wind-down of the Company’s efforts to service customers of its line of Jump Products.

General and Administrative Expenses. General and administrative expenses charged to discontinued operations were $0 for the six months ended December 31, 2018 compared to $8,863 for the six months ended December 31, 2017, a decrease of $8,863.

Other Income and Expense.  Interest expense charged to discontinued operations was $23,441 in the six months ended December 2018 as compared to $20,517 in the same six months in 2017, an increase of $. During the six months ended December 31, 2018 the Company recorded $12,533 of gain on debt extinguishments of discontinued liabilities. During the six months ended December 31, 2017 the Company recorded $257,475 of gain on debt extinguishments of discontinued liabilities.

Net loss from Discontinued Operations. mPhase recorded a net loss from discontinued operations of $10,908 for the six months ended December 31, 2018 as compared to net income of $226,001 for the six months ended December 31, 2017.

Basic and Diluted Net Income (Loss) per share. This represents basic and diluted net income from discontinued operations per common share of $0.00 net income for the six months ended December 31, 2018 as compared to basic and diluted net income per common share of $0.00 for the six months ended December 31, 2017. The basic and diluted per share computations are based upon weighted average common shares outstanding of 39,585,434,818 and 16,730,533,688 for basic, and 39,585,434,818 and 18,000,000,000 for diluted during the respective quarters ended December 31, 2018 and 2017.

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

Transactions With New Management

On January 11, 2019 the Company agreed to an employment agreement with Mr. Bhatnagar which includes annual compensation for a period of five (5) years with annual salary of $275,000;

The issuance of restricted shares of common stock of the Company equal to 20% or 13,109,494,031, of the number of shares outstanding, after giving effect to the shares reserved under the agreements, (“Signing Shares”) on the Effective Date to Mr. Bhatnagar.;

A warrant agreement (s) with provisions to acquire up to 80% (the warrant cap) of the Company’s common stock based upon the Company increasing revenues’;

TRANSACTIONS WITH Outgoing Management

TRANSACTIONS WITH OFFICERS

The officers of the Company have made working capital loans to the Company from time to time. These loans, together with accrued interest at 6% totaled $42,880 and $777,912 at December 31, 2018 and June 30, 2018, respectively. The Company recorded $2,294 and $20,437 for interest on these loans during the six months ended December 31, 2018 and 2017, respectively.

The Company have not accrued officers’ salaries since April 2017. During the six months ended December 31, 2018, the three Officers of the Company received 4,000,000,000 shares of common stock which was valued at $400,000 and had been included in accrued expenses at June 30, 2018, pursuant to a resolution of the Company’s Board dated November 28, 2017, issuable when such shares became available.

In September 2018, the officers of the Company converted $538,777 accrued wages into 5,387,770,000 shares and $702,105 of notes payable and accrued interest into 7,021,050,000 shares, of the Company’s common stock. Effective December 31, 2018, the officers of the Company converted $128,641 of notes payable and accrued interest into 2,572,825,000 shares, of the Company’s common stock.

DIRECTOR

Mr. Biderman received 1,000,000,000 shares of common stock which was valued at $100,000 and had been included in accrued expenses at June 30, 2018, pursuant to a resolution of the Company’s Board dated November 28, 2017, issuable when such shares became available.

In September of 2018, Mr. Biderman, an outside Director’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers converted $186,000 of accrued fees into 1,860,000,000 shares and $126,364 of a note and accrued interest into 1,263,642,700 shares of common stock of the Company. Effective December 31, 2018, this director converted $4,369 of this note into 87,375,000 shares of common stock. $1,456 remained outstanding on December 31, 2018. During the six months ended December 31, 2018 and 2017 the Company recorded $1,915 and $3,755 of accrued interest on this loan

Effective October 1, 2018 the Company reversed to additional paid in capital $7,500 of accrued finders’ fees waved by Eagle Strategic Advisers and no amounts remain accrued to this Director’s affiliated firm.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative losses totaling ($211,932,586) and has a working capital deficit of ($1,131,666) as of December 31, 2018 compared to working capital deficit a of ($3,992,269) as of June 30, 2018, an improvement of $2,861,603 as result of material debt conversions by officers; a director and strategic vendors, as well as further reductions in liabilities and continued debt extinguishments and settlements (“Debt Restructurings”).

The auditors’ report for the fiscal year ended June 30, 2018 includes the statement that “there is substantial doubt of the Company’s ability to continue as a going concern”. As of December 31, 2018, the Company had a negative net worth of ($1,741,630) compared to a negative net worth of ($3,992,469) as of June 30, 2018, primarily because of progress with our Debt Restructurings.

LIMITED FUNDING and OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 2018 and 2017

Cash used in operating activities

Cash used in operating activities was $(104,044) during the six months ended December 31, 2018. During such period, the cash used by operating activities consisted principally of the net loss for the six months ended December 31, 2018; of ($253,894) subtracting the non-cash gain on debt extinguishments $28,811, reduced by an increase of $81,351 of accounts payable and accrued expenses; and further reduced by debt amortization of $6,133 and beneficial conversion interest expense of $91,177.

Cash used in operating activities was $(50,404) during the six months ended December 31, 2018. During the same period in 2017, the cash used by operating activities consisted principally of the net income for the six months ended December 31, 2017of $1,081,847 subtracting back the non-cash gain on debt extinguishments of $1,307,069; decreasing cash used by the increase accounts payable and accrued expenses of $110,548 and further reduced by debt amortization of $5,284 and, beneficial conversion interest expense compensation of $60,785.

Proceeds from issuance of common stock

During the six months ended December 31, 2018 and 2017, the Company issued 600,000,000 and 300,000,000 shares of its common stock in connection with private placements pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended, raising gross proceeds of $30,000 and $15,000. The proceeds were used by the Company as working capital.

Proceeds from notes payable - related parties

During the six months ended December 31, 2018 and  2017, the Company’s Officers’ and a Director loaned the Company approximately $82,620 and $30,170, net of repayments during those periods, providing the funding needed to assist with the Company’s efforts to bring its filings current and settle its operating debts, when at that time funding via the issuance of common stock was either not available or unfavorably dilutive.

Conversion of Prior Management and Strategic Vendor Debts during the six months ended December 31, 2018

On September 24, 2018 the officers converted $538,777 accrued wages into 5,387,770,000 shares and $702,105 of notes payable and accrued interest into 7,021,050,000 shares and a director converted $186,000 of accrued fees into 1,860,000,000 shares and $126,364 of a note and accrued interest into 1,263,642,700 shares, of the Company’s common stock. Also, on September 24, 2018 accounts payable to strategic vendors totaling $99,500 were converted into 995,000,000 shares of common stock. The September conversions were for all debt owed these individuals by as of December 31, 2017, at $.0001 per share, Effective December 31, 2018 the officers and a Director of the Company converted $133,010 and vendors of the Company converted $15,300 of debt of the Company outstanding on December 31, 2018 into 2,660,200,000 and 306,000,000 shares of common stock at $.00005 per share.

Debts Conversions by Management and Strategic Vendors for the six months ended December 31, 2018 are summarized as follows:

Liability Category Converted - Management and Strategic Vendors	Shares of Common Stock	$ Amount of Liabilities
Conversion of accrued wages Officers’	5,387,770,000	$538,777
Conversion of Officers’ loans and accrued interest	9,593,875,000	$830,746
Conversion of accrued fees to a Director	186,000,000	$186,000
Conversion of loans and accrued interest due to a Director	1,351,017,700	$130,733
Conversion of accounts payable to strategic vendors	1,301,000,000	$114,800
Totals conversions to Common Stock for Debts to Prior Management and Strategic Vendors of the Company for the Six Months Ended December 31, 2018	17,819,662,700	$1,801,056

Judgement Settlement Agreement (Formerly Fife Forbearance Obligation)

On December 31, 2018, the judgement settlement agreement, which satisfies the Fife obligation in full, totaled $910,764. During the six months ended December 31, 2018 Company paid $15,000 applying $8,151 to principle and $6,849 to interest. During the six months December 31, 2018 and 2017 recorded a total of $40,399 and $36,676 interest expense on the preceding forbearance and current judgement settlement agreement.

The Company plans to satisfy this agreement in full by completing the short-term option of the Judgement Settlement Agreement of the during the quarter ending March 31, 2019, and has included $300,000 included in the line item “Current Portion, liabilities in arears- Judgement Settlement Agreement” for this agreement and $610,763 in the line item “Long term portion, liabilities in arears- Judgement Settlement Agreement in the liabilities section of the Company’s Balance Sheet as of December 31, 2018.

Should the Company satisfy this liability utilizing the short-term option of the Judgement Settlement Agreement we would realize a gain on such settlement of approximately $610,000. Should the Company satisfy this liability utilizing the long-term option of the Judgement Settlement Agreement we would realize a gain on such settlement of approximately $580,000.

The Company does not expect to derive any material revenue from its nanotechnology product development until after a deployment and custom tailoring of its Smart Nanobattery. This time frame is uncertain and will depend on the success of the new management team in generating additional revenues from new products enabling the Company to significantly improve its overall financial condition.

MANAGEMENT’S PLANS AND CURRENT STATUS

The Company had curtailed its efforts with respect to selling its line of automotive jump starter products owing to increased competition resulting in poor margins because of commodity pricing of such products. The Company has sought to implement alternative products for development from our existing patent portfolio and intellectual property but does not foresee a definitive path to revenues until January 11, 2019, when the Company underwent a major change in management and focus to restructure its business to accelerate the generation of revenue through a combination of raising additional capital to improve its balance sheet and aggressively pursue mergers and acquisitions.

The Company has pursued strategic alternatives to best monetize its remaining patent portfolio restructuring and revising its debt obligations and Capital structure. On various occasions commencing with August 11, 2015 and then January 19, 2016, June 30, 2016, August 18, 2017 and February 16, 2018 the Company entered into an Amendments No. 1 through 5 to the Forbearance Agreement with Mr. Fife; primarily rescheduling the monthly payment schedules. On December 15, 2018, the Company paid $15,000 as the execution payment for the judgement settlement agreement, which satisfies the Fife obligation in full. (SEE NOTE 3 and LIQUIDITY SECTION)

River North Equity, LLC (“River North”); which had purchased notes previously issued to JMJ Financial, commenced a litigation against the Company, which was dismissed with prejudice on April 17, 2017; and additionally, we were awarded attorney’s fees. River North failed to appeal a Judgement in favor of the Company negating such Notes by July 17, 2017 and the Judgement became final. As a result of this proceeding the Company recorded the cancellation of the two notes assigned to River North from JMJ Financial for a total of $693,060 of principal and $358,534 accrued interest thereon. This resulted in a $1,051,594 gain from debt during the six months ended December 31, 2017. The Company been negotiating a settlement for the remaining JMJ notes for an amount less than the $109,000 of principle and $76,733 of accrued interest thereon we have recorded due to JMJ at December 31, 2018. The Company has also been negotiating a settlement for the remaining MH Investment Trust note II (‘MH”) for an amount less than the $3,333 of principle and $3,511 of accrued interest thereon we have recorded due to MH at December 31, 2018.

On December 1, 2017 the Company that as part of our recapitalization of the Company, subject to filing with the Secretary of State of New Jersey of an Amendment to its Certificate of Incorporation increasing its authorized shares of common stock to 72 billion shares, the Board of Directors had approved the granting of a total of 5,750,000,000 shares of common stock to officers, a director and consultants of the Company. This resulted in a $575,000 accrued stock award payable at June 30, 2018. These shares were issued September 24, 2018.

On December 28, 2017 the Company entered into a Letter of Intent with Scepter Commodities LLC, a privately-held company, for Scepter to merge into mPhase wherein shareholders of Scepter would own 80% of the outstanding common stock of the Company with mPhase shareholders owning 20% of the common stock of the combined company.

Effective January 11, 2019 the Company underwent a major change in its management team and focus (See “Subsequent Events”) to accelerate its effort to generate material revenues. Such action is a culmination of efforts, begun by the Company through the original LOI of December 28,2017, to move forward with respect to a restructuring of its balance sheet and broaden its product base.

The Transition Agreement enables our New Management to develop and implement its current plan of operation while the Company finalizes undertakings already in process to extinguish specific debts and settle or reduce other liabilities outstanding within six (6) months:

The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, including recently amended settlement agreements, (2) continue its plan to align partners or other third parties to underwrite any research and development efforts needed to exploit our existing technological capabilities, or develop new products and (3) allow the successful wide scale development, deployment and marketing of its smart surface products, or any newly developed, acquired or otherwise obtained product or service line of business. There can be no assurance the necessary debt or equity financing will be available, or if so, on terms acceptable to the Company.

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

On November 20, 2012, mPhase Technologies, Inc. (the “Company”) formally received an Event of Default and Redemption Notice dated November 16, 2012 with respect to an 8% Convertible Note dated September 13, 2011 issued by the Company to St. George Investments LLC and assigned to John Fife. A lawsuit was commenced in late November in the Federal District Court, Northern District of Illinois Eastern Division by Fife against the Company alleging breach of contract and other actions in connection with the 8% Convertible Note. Fife sought damages on a Motion for Summary Judgment in the amount in excess of $1,300,000 plus attorney’s fees. On December 15, 2014 the federal district court in the North East District of Illinois found in favor of Fife on a motion for Summary Judgment. The Company had entered into a Forbearance Agreement with Fife as a result of negotiations to settle such Judgment. As of December 31, 2018, the Forbearance agreement is no longer in effect and no shares of our common stock are issuable or eligible to be converted to under this obligation as a result of the Judgement Settlement Agreement effective December 10, 2018 discussed further in our form 8-K, filed on December 21, 2018.

On February 16, 2018 the Company filed a Form 8-K announcing a new Amendment to the Judgment Settlement Agreement with Fife modifying the payment schedule under such agreement: as further detailed in the filing- Specifically under short term payment options the lender agreed to revise short term option (ii) To: (ii a.); as revised; $15,000 on February 1, 2019 which has been paid; and $270,000 by March 15, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock

On December 18, 2018 the Company’s Board approved a resolution to increase the authorized common shares of the Company to 125 billion shares of the Company’s common stock no par value.

Preferred Stock

Additionally, on December 18, 2018 the Board approved a new class of 1000 shares of Series A (super voting preferred stock). On January 4, 2019 the State of New Jersey accepted an Amendment to the Company’s Certificate of Incorporation providing for the increase in authorized shares of common stock and the new class of super voting preferred stock.

Private Placements

During the six months ended December 31, 2018, the Company issued 600,000,000 shares of its common stock in connection with private placements pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended, raising gross proceeds of $30,000. The proceeds were used by the Company as working capital.

During the six months ended December 31, 2017, the Company issued 300,000,00 shares of its common stock in connection with private placements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, raising gross proceeds of $15,000 and incurring finder’s fees of $1,500. The proceeds were used by the Company as working capital.

Stock Award Payable

During the six months ended December 31, 2018, the three Officers of the Company received 4,000,000,000 shares of common stock which was valued at $400,000, Mr. Biderman an outside Director received 1,000,000,000 shares of common stock which was valued at $100,000 and strategic consultants received 750,000,000 shares of common stock which were valued at $75,000, and in total this group received a total of 5,750,000,000 shares of common stock which was valued at $575,000 and had been included in accrued expenses at June 30, 2018, pursuant to a resolution of the Company’s Board dated November 28, 2017, issuable when such shares became available.

Stock Based Compensation

During the six months ended December 31, 2018, the Company did not issue any common stock, other than the shares discussed above whish were awarded in fiscal 2018, warrants or options to employees or officers.

During the six months ended December 31, 2017, the Company did not issue any common stock, warrants or options to employees or officers.

Note Payable, Director

A Director of the Company loaned the Company funds for working capital and through June 30, 2018 $130,274 remained outstanding. On September 24, 2018 and December 31, 2018, this director converted $126,364 and $4,369 of this note into 1,263,642,700 and 87,375,000 shares of common stock. $1,456 remained outstanding on December 31, 2018. During the six months ended December 31, 2018 and 2017 the Company recorded $1915 and $3755 of accrued interest on this loan.

The Company had two separate convertible debt arrangements with independent investors that still, had convertible features as of December 31, 2018.

During the six months ended December 31, 2018 no conversions were made under any Convertible Debentures.

During the six months ended December 31, 2017, no conversions were made under any Convertible Debenture.

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

In April of 2017, the Company received a judgment from the Federal District Court of Northern Illinois Eastern Division in its favor dismissing a claim by River North Equity which effectively negated two notes River North Equity purchased from JMJ Financial. At June 30, 2017 the amount recorded in Current Liabilities for the two notes and accrued interest thereon subject to the River North Equity claim was $1,046,416. Such amount is included in the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial which totaled $1,212,940 on that date. River North failed to appeal the Judgement by July 17, 2017 and the Judgement become final. As a result of this proceeding the Company recorded the cancellation of the two notes assigned to River North from JMJ Financial for a total of $693,060 of principal and $358,534 accrued interest thereon. This resulted in a $1,051,594 gain from the debt during the six months ended December 30, 2017.

As of December 31, 2018, and as of June 30, 2018, the aggregate remaining amount of convertible securities held by JMJ could be converted into 46,433,250 and 44,630,000 common shares at the conversion floor price of $.004.

During the six months ended December 31, 2018 and 2017 the Company recorded $7,212and $9,198 interest on this agreement.

At June 30, 2018 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $109,000 and $69,520, respectively. At December 31, 2018 the amount recorded in Current Liabilities for convertible note plus accrued interest thereon previously issued to JMJ Financial was $109,000 and $76,733 respectively.

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

On November 20, 2012, mPhase Technologies, Inc. (the “Company”) formally received an Event of Default and Redemption Notice dated November 16, 2012 with respect to an 8% Convertible Note dated September 13, 2011 issued by the Company to St. George Investments LLC and assigned to John Fife. The notice included alleged defaults with respect to payments owed by the Company under the Convertible Note and the failure to convert the Note into shares of the Company’s common stock. The alleged amount owed according to the notice at that time was approximately $902,279. This proceeding resulted a Memorandum Opinion and Order which was issued on December 15, 2014 by the United States District Court Northern District of Illinois Eastern Division granting the motion of John Fife, plaintiff (“Plaintiff”), for summary judgment against mPhase Technologies, Inc. (the “Company”) for breach of contract (the “Opinion”). All other claims and counterclaims were dismissed. Effective February 10, 2015, the Company entered into a Forbearance Agreement with the Holder. The agreement provided that the Holder would forego his right to enforce its remedies pursuant to the Judgment, which include demand for immediate payment of approximately $1.6 million, provided the Company satisfy its forbearance obligation of $1,003,943, (after accounting for a payment of $15,000 the Company paid, under the terms of the agreement).

The Forbearance agreement required the Company to place, and the Company had done so, 1,000,000,000 shares in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments. The original agreement also provided that the Company file a Proxy statement before June 1, 2015 should additional shares be needed for the conversion reserve. The Company has not filed such a proxy statement due to cost prohibitions. As of June 30, 2018, 1,000,000,000 shares have been issued with respect to payment obligations under the forbearance agreement, as amended and no amounts remain, in reserve.

During the year ended June 30, 2018 the Company did not make any repayments to Fife under the Judgment Settlement Agreement, as amended. The value of the forbearance debt obligation on June 30, 2018 was $885,365.

As of, June 30, 2018, this forbearance obligation, as amended, would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 shares, for the satisfaction of the next required monthly payment, and (ii) up to 11, 067, 050, 000 shares of our common stock should the entire obligation be converted.

As of December 31, 2018, the Forbearance agreement is no longer in effect and no shares of our common stock are issuable or eligible to be converted to under this obligation.

Arrangement #3 (MH Investment trust II)

On August 26, 2014, the Company issued to the MH Investment Trust, a Convertible Note in a Private Placement pursuant to Section 4(2) of the Securities Act of 1933 in which the Company received $40,000 in gross proceeds on September 1, 2014. The instrument is in the principal amount of $40,000 and matured on May 1, 2015. Interest only was payable at the rate of 12% per annum by the Company to the holder until maturity. The instrument is convertible into the Company’s common stock at 60% of the volume weighted average price of the stock based upon the average of the three lowest trading days in the 10day trading period immediately preceding such conversion, or 65 % when the trading price exceeds $.0020 for the five days before such conversion. All proceeds received in connection with the proceeds of the financing used by the Company as working capital.

During the six months ended December 31, 2018 and 2017 the Company recorded $393 and $352 interest on this agreement.

At December 31, 2018 the note balance was $3,333 and accrued interest of $3,511 at 12%, remained due under this agreement. At June 30, 2018 the note balance was $3,333 and accrued interest of $3,118, at 12%; remained due under this agreement. Based upon the price of the Company’s common stock on December 31, 2018 and June 30, 2018 this Note is convertible into approximately 114,066,667 and 107,516,667 shares of common stock, respectively.

Judgement Settlement Agreement

The Company entered into a “Judgment Settlement Agreement” effective December 10, 2018 by and between John M. Fife, and mPhase Technologies The Agreement, supersedes all other prior oral or written agreements between Borrower.

The agreement required a $15,000 execution payment, which we paid in December 2018; and subsequently the agreement offers three payment options- the first two options have material settlements amounts which would be due during the Quarter ending March 31, 2018 -(short term options); Or the 3rd option which calls for $15,000 monthly payments throughout calendar 2019 and a January 15, 2020 lump sum final payment(long term option);

Conversion of Related Party and Strategic Vendor Debts

 On September 24, 2018 the officers converted $538,777 accrued wages into 5,387,770,000 shares and $702,105 of notes payable and accrued interest into 7,021,050,000 shares and a director converted $186,000 of accrued fees into 1,860,000,000 shares and $126,364 of a note and accrued interest into 1,263,642,700 shares, of the Company’s common stock. Also, on September 24, 2018 accounts payable to strategic vendors totaling $99,500 were converted into 995,000,000 shares of common stock. These conversions were for 100 % of the debt to these individuals owed by Company on December 31, 2017, pursuant to a resolution, of the Company’s Board dated November 28, 2017, issuable when such shares became available, at $.0001 per share.

Effective December 31, 2018 the officers and a Director of the Company converted $133,010 and vendors of the Company converted $15,300 of debt of the Company outstanding on December 31, 2018 into 2,660,200,000 and 306,000,000 shares of common stock at $.00005 per share. These shares were issued as a prerequisite to the Transition Agreement which was part of the “Change in Control Agreements” culminating in the change in the Management of the Company (see Note 8- Subsequent Events).

Reserved shares

The Company has agreed to reserve newly issued shares of Preferred and Common Stock pursuant to the change in control agreements discussed in” The Transition Agreement” (see note-8 - Subsequent Events).

Preferred Stock

Mr. Bhatnagar will be issued one thousand (1,000) shares of the Company’s recently created new class of Series A Preferred Stock.

Common Stock

Signing Shares

The issuance of restricted shares of common stock of the Company equal to 20% or 13,109,494,031 on the Effective Date.;

Warrant agreement (s) and warrant cap

A warrant agreement (s) with provisions to acquire up to 80% (the warrant cap) of the Company’s common stock based upon the generation of new revenues by the Company.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

1.	Form 8K, dated December 21, 2018, announcing an Amendment to a Judgment Settlement Agreement between John Fife and the Company.

2.	Form 8K, dated January 4, 2019, announcing the filing of an Amendment to the Company’s Certificate of Incorporation with the State of New Jersey.

3.	Form 8K, dated January 14, 2019 approving change in management and control of the Company.

4.	Form 8k, dated February 1, 2019, announcing the election of Martin Smiley as interim Chief Financial Officer of the Company

5.	Form 8k dated February 11, 2019 announcing a modification to the payment schedule under the Settlement Agreement, as amended, with John Fife.

EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: February 19, 2019	By:	/s/ Martin S. Smiley
Martin S. Smiley Chief Financial Officer