Form 10-Q
period 2019-03-31
MPHASE TECHNOLOGIES INC
filed 2019-05-21
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From               to

Commission File Number: 000-30202

mPhase Technologies, Inc.

(Exact name of registrant as specified in its charter)

NEW JERSEY	22-2287503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9841 Washingtonian Blvd, Suite 390
Gaithersburg, Maryland 20878	20878
(Address of principal executive offices)	(Zip Code)

(301) 329-2700

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 25, 2019
Common Stock, par value per share	11,581,734* shares

AS ADJUSTED FOR 5000/1 REVERSE STOCK SPLIT ON MAY 20, 2019

mPHASE TECHNOLOGIES, INC.

i

mPHASE TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2019	June 30, 2018

ASSETS
CURRENT ASSETS
Cash	$25,344	$261
Prepaid expenses	3,686	-
TOTAL CURRENT ASSETS	29,030	261
Other assets	800	800
TOTAL OTHER ASSETS	800	800
TOTAL ASSETS	$29,830	$1,061

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$359,713	$421,056
Accrued expenses	235,864	1,131,374
Due to related parties	32,545	226,045
Notes payable, Officers’	53,712	777,912
Notes payable, Director & Investor	4,478	133,274
Current Portion, Liabilities, in arrears, with convertible features	112,333	997,698
Current Portion, Liabilities, in arrears, - Judgement Settlement Agreement (Notes 3 and 5)	310,910	-
Liabilities of discontinued operations	133,868	306,171
TOTAL CURRENT LIABILITIES	1,243,423	3,993,530

Long term portion, Liabilities, in arrears, - Judgement settlement agreement (Notes 3 and 5)	580,000	-

OTHER OBLIGATIONS CONVERTIBLE TO EQUITY	-	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value, 25,000,000 shares authorized, 11,481,734 and 3,372,103 shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively (as adjusted for reverse split of 5,000 to 1 discussed in note 3)	114,817	33,721
Additional Paid in Capital	211,466,587	207,652,502
Preferred stock, par value $.01 per share, 1,000 shares authorized, 1,000 and no shares issued and outstanding at March 31, 2019 (unaudited) and June 30, 2018, respectively	1	-
Accumulated deficit	(213,374,998)	(211,678,692)
TOTAL STOCKHOLDERS’ DEFICIT	(1,793,593)	(3,992,469)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$29,830	$1,061

The accompanying notes are an integral part of these condensed consolidated financial statements

mPHASE TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018

REVENUES	$-	$-

COSTS AND EXPENSES

General and administrative	1,422,737	65,092

Depreciation and amortization	-	-

TOTAL COSTS AND EXPENSES	1,422,737	65,092

OPERATING LOSS	(1,422,737)	(65,092)

OTHER INCOME (EXPENSE)
Interest (Expense)	(15,870)	(61,094)
Gain on debt extinguishments	-	5,655
TOTAL OTHER INCOME (EXPENSE)	(15,870)	(55,439)

Loss from Continuing Operations, before Income Taxes	$(1,438,607)	$(120,531)

Loss from Discontinued Operations	(3,805)	(18,741)

Income Taxes	-	-

Net Loss	$(1,442,412)	$(139,272)

Loss per share From Continuing Operations	$(0.13)	$(0.03)
Loss per share From Discontinued Operations	$(0.00)	$(0.01)
Net Loss per share	$(0.13)	$(0.04)
Weighted Average Number of Shares Outstanding;
Basic	10,943,154	3,523,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Nine Months Ended
	March 31, 2019	March 31, 2018

REVENUES	$-	$-

COSTS AND EXPENSES

General and administrative	1,541,960	136,896

Depreciation and amortization	-	683

TOTAL COSTS AND EXPENSES	1,541,960	137,579

OPERATING LOSS	(1,541,960)	(137,579)

OTHER INCOME (EXPENSE)
Interest (Expense)	(155,912)	(184,342)
Gain on debt extinguishments	16,279	1,057,249
TOTAL OTHER INCOME (EXPENSE)	$(139,633)	$872,907

Income (Loss) From Continuing Operations, before Income Taxes	$(1,681,593)	$735,328

Income (Loss) From Discontinued Operations	(14,713)	207,247

Income Taxes	-	-

Net Income (Loss)	$(1,696,306)	$942,575

Basic and Diluted Net Income (Loss) per share:
Income (Loss) per share From Continuing Operations	$(0.22)	$0.22
Income (Loss) per share From Discontinued Operations	$(0.01)	$0.06
Net Income (Loss) per share	$(0.23)	$0.28
Weighted Average Number of Shares Outstanding;
Basic	7,496,294	3,388,282
Diluted	7,496,294	3,600,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended March 31, 2019 and 2018 (Unaudited)

	Common Stock		Additional	Preferred Stock
	Shares	$.01 Par Value	Paid in Capital	Shares	$01 Par Value	Accumulated Deficit	Stockholders’ Deficit

Balance June 30, 2017	3,552,943	$35,529	$207,448,124	-	$-	$(211,992,596)	$(4,508,943)

Issuance of Common Stock to accredited investors in private placements, net of $5,000 fees	200,000	2,000	43,000	-	-	-	45,000

Beneficial conversion feature interest expense	-	-	91,179	-	-	-	91,179

Return to treasury of shares cancelled by significant shareholders	(540,840)	(5,408)	5,408	-	-	-	-

Net Income for the Nine Months Ended March 31, 2018 (Unaudited)	-	-	-	-	-	942,575	942,575

Balance March 31, 2018	3,212,103	$32,121	$207,587,711	-	$-	$(211,050,021)	$(3,430,189)

Balance June 30, 2018	3,372,103	$33,721	$207,652,502	-	$-	$(211,678,692)	$(3,992,469)

Reversal of accrued fees, accrued from January 1, 2018 to June 30, 2018, in connection with private placements to accredited investors	-	-	7,500	-	-	-	7,500

Issuance of Common Stock to accredited investors in private placements	440,000	4,400	105,600	-	-	-	110,000

Beneficial conversion feature interest expense	-	-	91,177	-	-	-	91,177

Issuance of 5,750,000,000 shares of Common Stock for Stock awards for services valued at $575,000, accrued through June 30, 2018	1,150,000	11,500	563,500	-	-	-	575,000

Issuance of Common Stock for the conversion of Related Party debts & Strategic Vendor payables	3,898,732	38,987	1,762,069	-	-	-	1,801,056

Issuance of Common Stock in connection with employment contract	2,620,899	26,209	1,284,240	-	-	-	1,310,449

Issuance of Preferred Stock in connection with employment contract	-	-	(1)	1,000	1	-	-

Net (Loss) for the Nine Months Ended March 31, 2019 (Unaudited)	-	-	-	-	-	(1,696,306)	(1,696,306)

Balance March 31, 2019	11,481,734	$114,817	$211,466,587	1,000	$1	$(213,374,998)	$(1,793,593)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	March 31,
	2019	2018
Cash Flow From Operating Activities:
Net Income (Loss) from continuing operations	$(1,681,593)	$735,328
Net Income (Loss) from discontinued operations	(14,713)	207,247

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	683
Gain on debt extinguishments	(28,811)	(1,309,069)
Non-cash charges relating to common stock compensation	1,310,449	-
Other non-cash charges including beneficial conversion interest expense	91,177	91,179
Amortization of loan discount, finance company	7,976	8,273
Changes in assets and liabilities:
Prepaid expenses and Other current assets	(3,686)	(500)
Other assets	-	-
Accounts payable & accrued expenses	169,830	165,792
Net cash used in operating activities	$(149,371)	$(101,067)

Cash Flow Used in Investing Activities:
Purchase of fixed assets	-	-
Net Cash used in investing activities	$-	$-

Cash Flow from Financing Activities:
Proceeds from issuance of common stock	110,000	50,000
Proceeds of demand note	-	2,000
Repayments of settlement agreement	(28,004)	-
Proceeds from notes payable related parties	93,046	51,400
Repayment of notes payable related parties	(588)	(726)
Net cash provided by financing activities	$174,454	$102,674

Net increase (decrease) in cash	25,083	1,607

CASH AND CASH EQUIVALENTS, beginning of period	261	4,163
CASH AND CASH EQUIVALENTS, end of period	$25,344	$5,770

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

EXPLANATORY NOTE

The financial statements contained herein have been adjusted to reflect a 5000/1 reverse split of the Common Stock of the Company effective on May 20, 2019.

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

On January 4, 2019, the Company filed an Amendment to its Certificate of Incorporation in the State of New Jersey, pursuant to approval by its Board of Directors, to increase its authorized shares of common stock from 72 billion shares to 125 billion shares of no-par stock. In addition, the Company in such Amendment created a new class of 1000 shares of a Series A super voting preferred Stock

On January 11, 2019, the Company underwent a major change in management and focus to restructure its business. The Company intends to broaden and diversify its existing lines of business. The Company will implement its revised plan of operations either directly or through wholly-owned subsidiaries. Such restructuring will include a combination of raising additional capital to improve our balance sheet and aggressive pursuit of mergers and acquisitions.

On January 11, 2019, the Company, Prior Management and Mr. Anshu Bhatnagar executed contracts including a transition agreement (the “Transition Agreement”) under which the Company’s prior management was largely replaced. Mr. Bhatnagar is also the President and CEO of Verus International, Inc. (ticker symbol “VRUS”) a publicly-held company.

Messrs. Dotoli, and Smiley each resigned as Directors and Officers of the Company, Mr. Biderman and Mr. Lawrence resigned as outside Directors. Mr. Bhatnagar became a Director, and new President and CEO, and acquired control of the Company. Mr. Durando remained as a Director of the Company through March 15, 2019 at which time he resigned. Mr. Smiley was reappointed on January 28, 2018, as our Chief Financial Officer. It is expected that Mr. Smiley will hold the foregoing position on an interim basis to provide continuity during the Transition period.

The Transition Agreement provides for our new management to evaluate, formulate and implement a revised plan of operation. The Company is implementing undertakings, initiated by outgoing management, to extinguish certain debts and settle or reduce other liabilities outstanding on December 31, 2018, within six (6) months of January 11, 2019. (See Notes 4 and 5)

On February 4, 2019 the Company announced the formation of mPhase Technologies India, Pvt,Ltd to focus on software and technology development for new and existing projects.

On February 6, 2019 the Company announced that it has commenced discussions with a global pharmaceutical company to explore the use of mPhase “Smart Surface” technology for transdermal drug delivery. mPhase’s current technology uses electronic or other external stimulus to dispense an unattended, predetermined quantity of drug or medical agent through a smart surface membrane.

On February 19, 2019 the Company announced that it will assemble a team in India of highly qualified software and technology experts in the fields of artificial intelligence and machine learning to work as part of its newly formed India division.

On March 7, 2019 the Company announced the acquisition of Travel Buddhi a software platform to enhance travel via ultra-customization tools that tailor a planned trip in ways not previously available.

The Company is moving in a new strategic direction of modification and modernization of its existing technology to make it “smart” and “connected as part of the internet of things

On April 22, 2019 (see also “Subsequent Events”) the Company filed a Definitive Schedule 14C information statement with the SEC in connection with a 5000/1 reverse split of its common stock. The Company under New Jersey law is reducing its authorized shares of common stock to 25 million shares from the currently authorized 125,000,000,000 shares. The purpose of the Reverse Split is as follows:

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Raise our stock price to more attractive levels:

A higher stock price would return our share price to a price level typical of share prices of other widely owned public companies. The Board of Directors believes that a higher share price of the Company’s common stock may meet investment guidelines for certain institutional investors and investment funds.

Reduce transaction costs to our shareowners:

Our shareowners may benefit from relatively lower trading costs for a higher priced stock. We believe many investors pay commissions when they buy or sell the Company’s common stock based upon the number of shares traded. Because of our relatively low stock price, investors are required to pay more commissions to trade a fixed dollar amount than they would have to pay if our stock price was higher. In addition, shareowners owning very few shares may not have an economic way to sell their shares. If these shareowners are left with only fractional shares as a result of a reverse stock split, their interests can be liquidated without transaction costs, as we would absorb those costs.

Allow Shareholders to Deposit with their Broker newly issued shares of the Company’s common stock

Brokers and their Clearing Agents are not currently accepting deposits of newly issued shares of sub-penny stocks. Very few brokers will accept such deposits of a stock with a price less than $1.00 per share. This inhibits the ability of the Company to raise additional capital through sales of its common stock since investors face the uncertainty of when and if the share price of the Company’s common stock will become eligible for deposit and sale.

The reverse split became effective on May 20, 2019.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended ending March 31, 2019 are not necessarily indicative of the results that may be expected for a full fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2018.

GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Through March 31, 2019, the Company had incurred (a) cumulative losses totaling ($213,374,998) and (b) a stockholders’ deficit of ($1,793,593). At March 31, 2019, the Company had $25,334 of cash to fund short-term working capital requirements and cash used in operating activities was ($149,371) for the nine months ended March 31, 2019. In addition, the Company relies on the continuation of funding through private placements of its common stock. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this quarterly report. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RECLASSIFICATIONS

Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation. The Company reclassified accrued fees of $5,000 to Eagle Advisors to a source of funds from financing activities previously included as a source of funds in operating activities in the Statement of Cash Flows in 2018. The reclassified financial statement items had no effect on Net Income (Loss) for the Quarter, Total Stockholders’ Deficit or Total Assets for the three or nine months ended March 31, 2018.

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

LOSS PER COMMON SHARE, BASIC AND DILUTED

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had no warrants or options to purchase shares of its common stock outstanding at March 31, 2019.

At March 31, 2019 the Company has convertible securities held by third parties that are immediately convertible into 17,078 shares of common stock. In addition, the Company has convertible notes plus accrued interest thereon held by officers and a Director of the Company, subject to availability from the settlement reserve, convertible into approximately 291,012 shares of common stock, immediately. There are an estimated 39,313,000 total shares on a post-split basis issuable under the warrant that are attainable under the agreement with Mr. Anshu Bhatnagar as of March 31, 2019.

The following table illustrates debts convertible into shares of the Company’s Common Stock at March 31, 2019:

	March 31, 2019
	(Unaudited)
					Shares Convertible
	Note Principle	Accrued Interest	Total		immediately	conditionally available

Arrangement #1 - JMJ Financial, Inc	$109,000	$80,472	$189,472		9,474	-
Arrangement #3 - MH Investment trust II	3,333	3,718	6,844	(iii)	7,604	-
Total Liabilities, in arrears, with convertible features	112,333	84,190	192,577		17,078	-
Judgement Settlement Agreement	890,910	-	890,910	(i)	-
Notes Payable- Officers	71,275	-	71,275	(ii)	-	285,100
Notes Payable- Director	1,478	-	1,478	(ii)	-	5,912
Total	$1,075,996	$84,190	$1,156,240		17,078	291,012

(i) The Judgement Settlement Agreement with Mr. Fife, effective December 10, 2018 has no features whereby the debt is convertible into our common stock on March 31, 2019. (SEE NOTE 3 - Judgement Settlement Agreement)

(ii) Conditionally convertible if available under “Settlements Reserve”, through July 11, 2019. (SEE NOTE 3 - Reserved Shares)

(iii) Arrangement #3 - MH Investment trust II was settled in full on April 10, 2019

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

The Assets and Liabilities associated with discontinued operations included in our Consolidated Balance Sheet were as follows:

	March 31, 2019			June 30, 2018
	(Unaudited)
	Total	Discontinued	Continuing	Total		Continuing
ASSETS
CURRENT ASSETS
Cash	$25,344	-	25,344	$261	-	261
Prepaid expenses	3,686	-	3,686	-	-	-
TOTAL CURRENT ASSETS	29,030	-	29,030	261		261
Other assets	800	-	800	800	-	800
TOTAL OTHER ASSETS	800	-	800	800	-	800
TOTAL ASSETS	$29,830	-	29,830	$1,061	-	1,061

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$445,189	85,476	359,713	$545,564	124,508	421,056
Accrued expenses	235,864	-	235,864	1,273,569	142,195	1,131,374
Due to related parties	32,545	-	32,545	226,045	-	226,045
Notes payable, Officers’	53,712	-	53,712	777,912	-	777,912
Notes payable, Director and Investor	4,478	-	4,478	133,274	-	133,274
Note Payable, Finance Company	48,392	48,392	-	39,468	39,468	-
Current Portion, Liabilities, in arrears, with convertible features	112,333	-	112,333	997,698	-	997,698
Current Portion, Judgement Settlement Agreement (Notes 3 and 5)	310,910	-	310,910	-	-	-
TOTAL CURRENT LIABILITIES	1,243,423	133,868	1,109,555	3,993,530	306,171	3,687,359

Long term portion, Convertible debenture (under settlement agreement-Note 5)	580,000	-	580,000	-	-	-
TOTAL LIABILITIES	$1,823,423	133,868	1,689,555	$3,993,530	306,171	3,687,359

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

DISCONTINUED OPERATIONS – (continued)

Revenue and Expense Recognition for Discontinued Operations

The Company had recognized revenue on its JUMP products when the products were shipped, and title passed to the customer.

The results of discontinued operations include only specifically identified in the three-month and nine-month periods ended March 31, 2019 and both specifically identified and allocated common overhead expenses in the period ended March 31, 2018.

The expenses and items of other income associated with discontinued operations included in our QUARTERLY condensed Consolidated Statements of operations were as follows:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	Discontinued	Discontinued
REVENUES	$-	$-

COSTS AND EXPENSES

Selling and Marketing	-	157

General and administrative	-	8,045

Depreciation and amortization	-	-

TOTAL COSTS AND EXPENSES	-	8,202

OPERATING LOSS	-	(8,202)

OTHER INCOME (EXPENSE)
Interest (Expense)	(3,805)	(10,539)
Gain on debt extinguishments	-	-
TOTAL OTHER INCOME (EXPENSE)	$(3,805)	$(10,539)

Loss from Discontinued Operations	$(3,805)	$(18,741)

PATENTS AND LICENSES

Patents and licenses are capitalized when mPhase determines there will be a future benefit derived from such assets and are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset, generally five years. As of March 31, 2019, the book value of such assets, or $214,383, has been fully amortized.

Share-Based Payments

The Company follows the provisions of ASC Topic 718 “Compensation — Stock Compensation” and related interpretations. As such, compensation cost is measured on the date of grant at the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the grants. (SEE NOTE 3 and 5 ‘Warrant(s)” and “Stock Based Compensation”)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

DISCONTINUED OPERATIONS – (continued)

The expenses and items of other income associated with discontinued operations included in our NINE-MONTH CONDENSED Consolidated Statements of operations were as follows:

	For the Nine Months Ended
	March 31, 2019	March 31, 2018
	Discontinued	Discontinued
REVENUES	$-	$-

COSTS AND EXPENSES

Selling and Marketing	-	2,251

General and administrative	-	16,920

Depreciation and amortization	-	-

TOTAL COSTS AND EXPENSES	-	19,171

OPERATING LOSS	-	(19,171)

OTHER INCOME (EXPENSE)
Interest (Expense)	(27,245)	(31,057)
Gain on debt extinguishments	12,532	257,475
TOTAL OTHER INCOME (EXPENSE)	(14,713)	$226,418

Income (Loss) from Discontinued Operations	$(14,713)	$207,247

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from outside contracts with customers and supersedes most of the existing revenue recognition guidance and notes that lease contracts with customers are a scope exception. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. On August 12, 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09. Public business entities may elect to adopt the amendments as of the original effective date however, adoption is required for annual reporting periods beginning after December 15, 2017. The Company will implement this pronouncement on July 1, 2019.

In January 2016, the FASB issued ASU-2016-01, Financial Instruments- Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liability Letters. The Company is currently assessing the impact of the guidance on our financial statements and notes to our financial statements.

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

2. SUPPLEMENTAL CASH FLOW INFORMATION

Statement of Operation Information:
Interest paid (net interest income)	$21,393	$2,364

Non-Cash Investing and Financing Activities:
Conversion of accrued wages Officers’ into 1,077,554 post-split shares of common stock	$538,777	$-
Conversion of Officers’ loans and accrued interest thereon into 1,918,775 post-split shares of common stock	$830,746	$-
Conversion of accrued fees to a Director into 372,000 post-split shares of common stock	$186,000	$-
Conversion of loans and accrued interest thereon into 270,204 post-split shares of common stock	$130,733	$-
Conversion of accounts payable to strategic vendors into 260,200 post-split shares of common stock	$114,800	$-
Conversion of accrued stock award’ into 1,150,000 post-split shares of common stock	$575,000	$-

3. EQUITY TRANSACTIONS, NOTES PAYABLE AND CONVERTIBLE DEBT

Common Stock

On January 4, 2019 the State of New Jersey accepted an Amendment to the Company’s Certificate of Incorporation providing for the increase in authorized shares of common stock to 125 billion shares and the change to no par value. Effective on or about May 20, 2019 the Company will have completed a 5,000/1 reverse split of its common stock and upon completion the Company will have 25,000,000 shares of authorized common stock (See “Subsequent Events”).

Preferred Stock

On January 4, 2019 the State of New Jersey accepted an Amendment to the Company’s Certificate of Incorporation providing for 1000 shares of a new class of super voting preferred stock. The shares of the new Series A voting preferred stock provide for 51% of the voting authority of all capital stock; feature no dividends, have a Par Value $.001 per share and have a liquidation preference up to Stated Value (Par) of $.001 per share. All the 1000 shares of the Series A Preferred Stock were issued to the Company’s New President and CEO to effectuate voting control of the Company on January 11, 2019, pursuant to the Transition Agreement.

Private Placements

During the nine months ended March 31, 2019, the Company issued 440,000 shares (adjusted for the reverse split described above) of its common stock in connection with private placements pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended, raising gross proceeds of $110,000. The proceeds were used by the Company as working capital.

During the nine months ended March 31, 2018, the Company issued 200,000 shares (also adjusted for the reverse split) of its common stock in connection with private placements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, raising gross proceeds of $50,000 and incurring finder’s fees of $5,000. The proceeds were used by the Company as working capital.

Stock Award Payable

During the nine months ended March 31, 2019, Messrs. Durando, Dotoli and Smiley received 800,000 shares of common stock (adjusted for the reverse split described above), which were valued at $400,000, Mr. Biderman an outside Director received 200,000 shares of common stock (adjusted for the reverse split described above), which were valued at $100,000 and strategic consultants received 150,000 shares of common stock (adjusted for the reverse split described above), which were valued at $75,000, and in total this group received a total of 1,150,000 shares of common stock (adjusted for the reverse split described above), which was valued at $575,000 and this liability had been included in accrued expenses at June 30, 2018. Mr. Bhatnagar, President and CEO of the Company received 2,620,899 shares of common stock (adjusted for the reverse split described above), in connection with the commencement of his employment with the Company.

Stock Based Compensation

During the nine months ended March 2019, the Company issued 2,620,899 shares of common stock as discussed above valued at $1,310,449 (included in General and Administrative expense in the accompanying Condensed Consolidated Statement of Operations) based upon the closing price of the Company’s common stock on January 11, 2019.

During the nine months ended March 31, 2018, the Company did not issue any common stock, warrants or options to employees or officers.

3. EQUITY TRANSACTIONS, NOTES PAYABLE AND CONVERTIBLE DEBT – (continued)

Warrant agreement (s) and warrant cap compensation costs

The Company entered into warrant agreement (s) with Mr. Bhatnagar containing provisions to acquire up to 80% (the warrant cap) of the Company’s common stock based upon the generation of new revenues by the Company. The Company follows the provisions of ASC Topic 718 “Compensation — Stock Compensation” and related interpretations. As such, compensation cost is measured on the date of grant at the fair value of the share-based payments, and for accounting purposes the warrant has the characteristics of a Non- Qualified stock option. The agreement provides defined revenue targets and the generally provide for milestones equivalent to options for 4% of the Company’s common stock for qualified revenue attained subsequent to January 11, 2019; the commencement date of Mr. Bhatnagar’s employment with the Company.

The Earned Warrants represent equity-based compensation given to an employee and is in the scope of ASC 718. The accounting treatment of such awards requires an evaluation as to the timing of the employee’s requisite service period (“RSP”) and the grant date: With respect to these warrants, the grant date is when i.) A mutual understanding of the award’s key terms and conditions has been reached; ii.) The Company is contingently obligated to issue shares to employees who fulfill vesting conditions; iii.) An employee begins to benefit from, or be adversely affected by, subsequent changes in stock price; iv.) Awards are approved by the board of directors or management, as required; and v.) The recipient meets the definition of an employee. The Company has used Mr. Bhatnagar’s employment date as the grant date for valuation purposes and the obligation is contingent upon the attainment of revenue which is a vesting condition yet to commence. Through March 31, 2019 no warrants have been “earned” nor have become issuable under the agreement; and as such no estimated expense for amortization of the unvested and unrecognized compensation estimated should the agreement become fulfilled. For the three months ended March 31, 2019 we recognized no non-cash compensation expense in connection with this agreement.

As of March 31, 2019, the Company has estimated. by application of a Black Scholes option pricing model that approximately $19,656,741 of unrecognized pre-tax non-cash compensation expense, which the Company expects to recognize, based on a weighted-average period of 2 years and 5 ½ months. The Company will record the compensation expense over the estimated term requisite service or vesting period to earn the conditions of the warrant. There are an estimated 39,313,000 total shares issuable under the warrant on a post-split basis that are attainable under the agreement as of March 31, 2019.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black - Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

Three months ended March 31,
2019
Expected volatility	544%
Expected term	5 Years
Risk-free interest rate	2% - 2.4%
Forfeiture Rate	0.00%
Expected dividend yield	0.00%

The expected volatility was determined with reference to the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant. The shares are only issuable upon the attainment of revenue.

Other Short-Term Notes

Note Payable, Director

A Director of the Company loaned the Company funds for working capital and through June 30, 2018 $130,274 remained outstanding. On September 24, 2018 and December 31, 2018, this director converted $126,364 and $4,369 of this note into 252,729 and 17,475 shares of common stock (adjusted for the reverse split described above), on the respective dates; and as a result, $1,478 remained outstanding on March 31, 2019. During the nine months ended March 31, 2019 and 2018 the Company recorded $1,937 and $5,926 of accrued interest on this loan.

Note payable – Investor

During the fourth quarter fiscal 2017 an unaffiliated shareholder advanced the Company $1,000. During fiscal 2018 the shareholder advanced an additional $2,000. At March 31, 2019 and June 30, 2018 $3,000 remained outstanding under this note.

3. EQUITY TRANSACTIONS, NOTES PAYABLE AND CONVERTIBLE DEBT – (continued)

Note Payable, Finance Company- Discontinued Operations

The Company borrowed approximately $66,000 from a finance company under two advances commencing January 2016, with scheduled repayments of approximately $87,500 originally due through July 2016. This note is in arrears and the Company is negotiating settlement terms with the Note Holder. During the nine months ended March 31, 2019 and 2018 we incurred $7,976 and $8,273 of finance charges under this note and at March 31, 2019, $48,392 remained outstanding.

Liabilities, in arrears, with Convertible Features / Judgement Settlement Agreement

The Company had three separate convertible debt arrangements with independent investors that still, had convertible features as of June 30, 2018, The Company had two separate convertible debt arrangements with independent investors that still, had convertible features as of March 31, 2019. During the nine months ended March 31, 2019 no conversions were made under any Convertible Debentures.

During the nine months ended March 31, 2018, no conversions were made under any Convertible Debentures.

The following table summarizes Liabilities, in arrears, with current or past convertible features:

	March 31, 2019	June 30, 2018

Arrangement #1 – JMJ Financial, Inc	$109,000	$109,000
Arrangement #2 – St. George Investments/Fife Forbearance Obligation	-	885,365
Arrangement #3 – MH Investment trust II	3,333	3,333
Total Liabilities, in arrears, with convertible features	112,333	997,698
Liabilities, in arrears, -Judgement Settlement Agreement (Formerly Fife Forbearance Obligation)	890,910	-
Total Liabilities, in arrears, with convertible features (or formerly convertible)	$1,003,243	$997,698
Liabilities, in arrears, -short term portion	$423,243	$997,698
Long Term Portion, Liabilities, in arrears, -Judgement Settlement Agreement	$580,000	$-

Included in accrued expenses is $84,190 and $72,638 of interest accrued on the liabilities, in arrears, with convertible features at March 31, 2019 and June 30, 2018, respectively.

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

In April of 2017, the Company received a judgment from the Federal District Court of Northern Illinois Eastern Division in its favor dismissing a claim by River North Equity which effectively negated two notes River North Equity purchased from JMJ Financial. At June 30, 2017 the amount recorded in Current Liabilities for the two notes and accrued interest thereon subject to the River North Equity claim was $1,046,416. Such amount is included in the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial which totaled $1,212,940 on that date. River North failed to appeal the Judgement by July 17, 2017 and the Judgement become final. As a result of this proceeding the Company recorded the cancellation of the two notes assigned to River North from JMJ Financial for a total of $693,060 of principal and $358,534 accrued interest thereon. This resulted in a $1,051,594 gain from the debt during the nine months ended March 31, 2018.

As of March 31, 2019, and as of June 30, 2018, the aggregate remaining amount of convertible securities held by JMJ could be converted into 47,370,000 and 44,630,000 pre-split common shares at the conversion floor price of $.004 or 9,497 and 8,926 shares on a post-split basis with a conversion price of $26.

At June 30, 2018 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $109,000 and $69,520, respectively. At March 31, 2019 the amount recorded in Current Liabilities for convertible note plus accrued interest thereon previously issued to JMJ Financial was $109,000 and $80,472 respectively. During the nine months ended March 31, 2019 and 2018 the Company recorded $10,952 and 12,651 interest on this agreement.

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

The Forbearance agreement required the Company to place, and the Company had done so, 1,000,000,000 pre-split shares; or 200,000 shares of common stock (adjusted for the reverse split described above), in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments. The original agreement also provided that the Company file a Proxy statement before June 1, 2015 should additional shares be needed for the conversion reserve. The Company has not filed such a proxy statement due to cost prohibitions. As of June 30, 2018, 1,000,000,000 pre-split shares; or 200,000 shares of common stock (adjusted for the reverse split described above), have been issued with respect to payment obligations under the forbearance agreement, as amended and no amounts remain, in reserve.

3. EQUITY TRANSACTIONS, NOTES PAYABLE AND CONVERTIBLE DEBT – (continued)

Arrangement #2 (John Fife dba St. George Investors)/Fife Forbearance – (continued)

On the following dates August 11, 2015, January 19, 2016, June 30, 2016, August 18, 2017 and February 16, 2018 the Company entered into an Amendments No. 1 through 5 to the Forbearance Agreement with Mr. Fife; primarily rescheduling the monthly payment schedules.

As of June 30, 2017, this forbearance obligation, as amended, would had only been convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 pre-split shares, or 125,000 shares on a post-split basis, for the satisfaction of the next required monthly payment, and (ii) up to 10,123,399,750 pre-split shares, or 2,024,680 shares on a post-split basis, of our common stock had the entire obligation been converted.

During the year ended June 30, 2018 the Company did not make any repayments to Fife under the Judgment Settlement Agreement, as amended. The value of the forbearance debt obligation on June 30, 2018 was $885,365.

As of, June 30, 2018, this forbearance obligation, as amended, would only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 pre-split shares, or 125,000 shares on a post-split basis, for the satisfaction of the next required monthly payment, and (ii) up to 11,067,050,000 pre-split shares, or 2,213,410 shares on a post-split basis, of our common stock had the entire obligation been converted.

The Company entered into a “Judgment Settlement Agreement” to satisfy in full the Forbearance Agreement with Fife discussed above, effective December 10, 2018. As a result, the Forbearance agreement is no longer in effect and no shares of our common stock are issuable or eligible to be converted to under this obligation.

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

During the nine months ended March 31, 2019 and 2018 the Company recorded $600 and $536 interest on this agreement.

At March 31, 2019 the note balance was $3,339 and accrued interest of $3,718 at 12%, remained due under this agreement. At June 30, 2018 the note balance was $3,333 and accrued interest of $3,118, at 12%; remained due under this agreement. Based upon the price of the Company’s common stock on March 31, 2019 and June 30, 2018 this Note is convertible into approximately 36,022,222 and 107,516,667 pre-split shares of common stock or 7,604 and 21,503 shares of common stock on a post-split basis, respectively. On April 10, 2010 the Company repaid $3,000 that was accepted as payment, in full, of the Convertible Note by M.H Investment Trust II (See “Subsequent Events”)

Judgement Settlement Agreement

The Company entered into a “Judgment Settlement Agreement” effective December 10, 2018 by and between John M. Fife, an individual (“Lender”), and mPhase Technologies, Inc. The Judgment Settlement Agreement supersedes all other prior oral or written agreements between Borrower. The agreement required a $15,000 execution payment, which we paid in December 2018; and subsequently the agreement offers three payment options- the first two options have material settlements amounts which would be due during the Quarter ending March 31, 2019 –(short term options); Or the 3rd option which calls for $15,000 monthly payments throughout calendar 2019 and a January 15, 2020 lump sum final payment (long term option);

The initial and revised payment schedule of the Judgement Settlement Agreement are as follows:

(a) $15,000, which amount has been paid upon execution of this Agreement, plus (b) either

(i) $265,000, provided such amount is received by Lender on or before January 15, 2019, -(expired) as revised to

(ii) $280,000, provided such amount is received by Lender on or before February 15, 2019, (expired))

or

Judgement Settlement Agreement – (continued)

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

During the nine months ended March 31, 2019, the Company paid $45,000 applying $28,004 to principle and $16,996 to interest. During the nine months March 31, 2019 and 2018 recorded a total of $50,546 and $58,886 interest expense on the preceding forbearance and current judgement settlement agreement. On March 31, 2019 the judgement settlement agreement, which satisfies the Fife obligation in full, totaled $890,910. The Company has foregone the short-term option and the agreement reverted to the long option of the Judgement Settlement Agreement during the quarter ending March 31, 2019.

Under the Judgement Settlement Agreement $310,910 is included in the line item “Current Portion, liabilities, in arears,- Judgement Settlement Agreement” and $580,000 in the line item “Long term portion, liabilities, in arrears,- Judgement Settlement Agreement” in the liabilities section of the Company’s Balance Sheet as of March 31, 2019.

Should the Company satisfy this liability under the Judgement Settlement Agreement we would realize a gain on such settlement of approximately $580,000.

Conversion of Related Party and Strategic Vendor Debts

On September 24, 2018 the officers converted $538,777 accrued wages into 5,387,770,000 pre-split shares, or 1,077,554 shares on a post-split basis, and $702,105 of notes payable and accrued interest into 7,021,050,000 pre-split shares, or 1,404,210 shares on a post-split basis, and a director converted $186,000 of accrued fees into 1,860,000,000 pre-split shares, or 372,000 shares on a post-split basis, and $126,364 of a note and accrued interest into 1,263,642,700 pre-split shares, or 252,729 shares on a post-split basis, of the Company’s common stock. Also, on September 24, 2018 accounts payable to strategic vendors totaling $99,500 were converted into 995,000,000 pre-split shares, or 199,000 shares on a post-split basis, of common stock. These conversions were for 100 % of the debt to these individuals owed by Company on December 31, 2017, pursuant to a resolution, of the Company’s Board dated November 28, 2017, issuable when such shares became available, at $.0001 per share on a pre-split basis, or $.50 per share on a post-split basis,

Effective December 31, 2018 the officers and a Director of the Company converted $133,010 and vendors of the Company converted $15,300 of debt of the Company outstanding on December 31, 2018 into 2,660,200,000 and 306,000,000 pre-split shares, or 532,040 and 61,200 shares on a post-split basis, of common stock at $.00005 per share on a pre-split basis, or $.25 per share on a post-split basis.

These shares were issued as a prerequisite to the Transition Agreement which was part of the “Change in Control Agreements” culminating in the change in the Management of the Company.

Registration of Common Stock of Related Parties

Mr. Bhatnagar agrees that not later than 90 days from the date hereof under the supervision of Mr. Ronald Durando, on behalf and at the expense of the Company, will cause the Company to draft and file with the Securities and Exchange Commission a Registration Statement on Form S-1 registering all of the shares of Common Stock of the Company held by the prior officers, directors, consultants and Related Parties. On April 21, 2019 the Company announced an extension of such date to not earlier than May 17, 2019 or later than June 26, 2019 (See also “Subsequent Events”).

Preferred Stock

We issued one thousand (1,000) shares of the Company’s recently created new class of Series A Preferred Stock to Mr. Bhatnagar as New President and CEO of the Company to effectuate voting control of the Company as of January 11, 2019, pursuant to the terms of the Transition Agreement. The Series A Preferred shares were recorded at par value, are not tradeable and have a nominal liquidation value.

Common Stock

Signing Shares

The Company issued to Mr. Bhatnagar common stock (“Signing Shares”) equal to 20% or 2,621,899 shares of common stock (adjusted for the reverse split described in Note 3), of the number of shares outstanding, after giving effect for the shares reserved under the transition agreement also executed on the Effective Date.

3. EQUITY TRANSACTIONS, NOTES PAYABLE AND CONVERTIBLE DEBT – (continued)

Reserved shares

Warrant agreement (s) & warrant cap

Mr. Bhatnagar was issued a warrant with provisions to acquire up to 80% (the warrant cap) of the Company’s common stock upon the generation by the Company of up to $15 million of qualified revenues

Settlement and New funding share reserve(s)

The Company agreed on reserve a total of 15,000,000,000 newly issued pre-split shares, or 3,000,000 shares of our common stock (adjusted for the reverse split described in Note 3) of which 2,660,200,000 pre-split shares, or 532,040 shares of our common stock (adjusted for the reverse split described in Note 3) were reserved for and issued concurrently for the conversion of 75% payables to officers’ and a director;(discussed below); and 9,839,800,000 pre-split shares; or 1,967,960 shares as adjusted for the 5000 to 1 reverse split; were reserved to reduce liabilities outstanding December 31, 2018 ( “Settlement Reserve”), and 2,500,000,000 pre-split shares; or 500,000 shares as adjusted for the 5000 to 1 reverse split; were reserved to fund continuing operations “Funding Reserve”. 1,587,551 shares, as adjusted for the 5000 to 1 reverse split, remained available from the initial share reserve to settle prior liabilities and 499,209, shares as adjusted for the 5000 to 1 reverse split, remained available from the initial share reserve to fund continuing operations as of March 31, 2019.

	SETTLEMENT RESERVE	FUNDING RESERVE
	Shares of Common Stock	Shares of Common Stock
Initial Shares to Establish Reserve	1,967,960	500,000
Shares issued concurrently to transition agreement for the conversion of 75% strategic vendors, outstanding December 31, 2018.	(61,200)	-
Shares available upon execution of The Transition Agreement-January 11, 2019	1,906,760	500,000
Shares issued subsequent to “Change in Control” to accredited investors in private placements through March 31, 2019	(319,209)	(791)
Shares available per Reserve on March 31, 2019	1,587,551	499,209

PRIOR LIABILITIES -SETTLEMENT RESERVE

1. 9,839,800,000 pre-split shares; or 1,967,960 shares as adjusted for the 5000 to 1 reverse split described in Note 3, of Common Stock of the Company has been reserved to settle the Debts of the Company outstanding December 31, 2018, in the following priority; - The Judgement Settlement Agreement (formerly -Fife forbearance agreement), JMJ Financial, Inc., MH Investment Trust, Power Up Lending Ltd, as well as other liabilities satisfactory to the CEO of the Company and the Company; (as per Section 2 (a) of the Reserve Agreement concurrent “change in control agreements”, dated January 11, 2019); As of March 31, 2019 1,587,551 shares, as adjusted for the 5000 to 1 reverse split, remain available under this reserve.

OFFICER’S AND DIRECTOR -CONVERSION SHARE RESERVE

2. 2,660,200,000 shares, or 532,040 shares adjusted for the reverse split described in Note 3, of Common Stock of the Company were reserved for the conversion of 75% payables to officers’ and a director outstanding December 31, 2018, (as per Section 2 (a) of the Reserve Agreement concurrent “change in control agreements”, dated January 11, 2019). All these shares were issued effective December 31, 2018 and no shares remain available under this reserve.

CONTINUING OPERATIONS SHARE RESERVE

3. 2,500,000,000 pre-split shares; or 500,000 shares as adjusted for the 5000 to 1 reverse split described in Note 3, of common stock have been reserved as per section 2 © to be sold at a price, not less than $.00005 per share in periodic Private Placements, (as per Section 2 (a) of the Reserve Agreement concurrent “change in control agreements”, dated January 11, 2019). As of March 31, 2019 499,209 shares, as adjusted for the 5000 to 1 reverse split, remain available under this reserve.

FINAL ADJUSTMENT FOR LIABILITIES ELIMINATED IN SETTLEMENT RESERVE

To the extent Company does not eliminate the above-mentioned liabilities by July 11, 2019, or the cost to do so requires more than the funding provided the Warrant Cap pertaining to Warrants to be issued to Mr. Bhatnagar shall be increased by that number of shares at a pre-split price of $.00005, or $.25 adjusted for the split, which equals the amount of remaining liability.

4. COMMITMENTS

Judgement Settlement Agreement

The Company entered into a “Judgment Settlement Agreement” to satisfy in full the Forbearance Agreement with Fife discussed above, effective December 10, 2018, by and between John M. Fife, an individual (“Lender”), and mPhase Technologies, Inc; The Company plans to satisfy this agreement in full by completing payments to Mr. Fife of $15,000 per month through January 15, 2020 plus a balloon payment of $195,000 on such date. As of the date hereof, the Company has made $45,000 in payments, of which $28,004 was applied to principal and $16,906 has been applied to interest. The Company has reverted to the long term-obligation and is required to the amounts set-forth above.

Contracts and Commitments Executed Pursuant to the Transition Agreement:

In the transaction whereby, Mr. Bhatnagar acquired control of the Company on January 11, 2019, the Company entered into material commitments including;

-Significant Terms of Contracts and Commitments Pursuant to the Transition Agreement:

Employment Agreement

Under the terms of the Employment Agreement, Mr. Bhatnagar will receive a base salary of $275,000 per annum for a period of five (5) years. As initial compensation, Mr. Bhatnagar received restricted shares of Common Stock (“Signing Shares”), in January 2019, of the Company equal to 13,109,494,031 pre-split Shares or approximately 20%, of the number of pre-split shares or 2,621,899 shares of common stock (adjusted for the reverse split described in Note 3) of our Common Stock outstanding, (after giving effect to the shares reserved under the agreements), on January 11, 2011.

Warrant (s) and Warrant C–p -

Earned Warrants - Mr. Bhatnagar shall be entitled to receive warrants to acquire 4% of the outstanding fully diluted common stock of the Company (the “Earned Warrants”) each time the Company’s revenue increases by $1,000,000. The exercise price of the Earned Warrants shall be equal to $.50/share (adjusted for the reverse split) and he may not receive shares whereby Signing Shares and Earned Warrants exceed 80% of the fully diluted common stock of the Company (“Warrant Cap”).

Accelerated Warrants – Mr. Bhatnagar shall immediately receive the remaining amount of warrants necessary to acquire up to 80% of the outstanding fully diluted common stock of the Company (“Accelerated Warrants”) when either:

a.	- The Company completes a stock or asset purchase of Scepter Commodities LLC or

b.	- a stock or asset purchase of any other entity, either of which, in the aggregate, together with prior revenue increases achieved by the Company, shall result in the consolidated revenues of the Company being not less than $15,000,000 or

c.	- grows a similar business organically in mPhase to include contracts generating revenues in excess of $15,000,000 or

d.	- The Company meets the listing requirement of either the NYSE or NASDAQ.

Board and Managements Transition Period Operational Guidelines:

The Transition Agreement provides for changes in the Board of Directors of the Company and the authorization of a new class of Preferred Stock. Bhatnagar was issued one thousand (1,000) shares of the Company’s recently created new class of Series A Preferred Stock to effectuate voting control of the Company on January 11, 2019.

The Company agreed to finalize undertakings already in process to extinguish specific debts and settle or reduce other liabilities outstanding on December 31, 2018, within six (6) months. The result of our settlements, when finalized, will be evaluated and to the extent that a portion of the liabilities have not been satisfied by the Company Mr. Bhatnagar will be entitled to additional warrants to purchase stock in the Company.

Purchase Commitment

Subsequent to March 31, 2019 the Company committed to acquire the rights, software and code to the technology platform which is expected be utilized by the Travel Buddhi division in India, for $115,000 and is expected to be put into use during the quarter ending June 30, 2019

5. CONTINGENCIES

The Company had been in litigation with John Fife with respect to a Convertible Note originally issued on September 13, 2011 in the principal amount of $557,000. Fife sought damages on a Motion for Summary Judgment in an amount in excess of $1,300,000 and attorney’s fees. On December 15, 2014 the federal district court in the North East District of Illinois found in favor of Fife on a motion for Summary Judgment. The Company had entered into a Forbearance Agreement with Fife as a result of negotiations to settle such Judgment. The convertible provisions with respect to the Debt of Mr. Fife are no longer in effect and no shares of our common stock are eligible to be converted.

Judgement Settlement Agreement

The Company entered into a “Judgment Settlement Agreement” to satisfy, in full, the Forbearance Agreement with Mr. Fife discussed above, effective December 10, 2018, by and between John M. Fife, an individual (“Lender”), and mPhase Technologies, Inc. The Agreement supersedes all other prior oral or written agreements between the Company and Mr. Fife. The Company has reverted to the long term option under this Agreement, as revised, in full, by paying Mr. Fife the gross payments of $15,000 per month, which commenced in December 2018, and continue each month thereafter from January 2019 through December 2019 with a lump sum balloon payment of $195,000 due in January 2020. Through March 31, 2019 the Company has made payments of $45,000 towards this Agreement. The “Current Portion, liabilities in arears- Judgement Settlement Agreement” is $310,910 and $580,000 is included on the line item “Long term portion, liabilities in arears- Judgement Settlement Agreement” in the liabilities section of the Company’s Balance Sheet as of March 31, 2019.

Should the Company satisfy this Fife liability as described above of the Judgement Settlement Agreement we would realize a gain on such settlement of approximately $580,000 (see also note 3).

Amounts Contingent upon Certain Terms of Change in Control Agreements Effective January 11, 2019

To the extent Company does not eliminate the certain liabilities within six months of the effective Date, the Warrant Cap for warrants issued to Mr. Bhatnagar shall increase be increased by such number of shares at a pre-split price of $.00005, or $.25 on a post-split basis, equal to the amount of the remaining liability.

The Change in Control Agreements, effective January 11, 2019, also have certain provisions that may accelerate the warrant “earn out” formula contained in the Transition Agreement.

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

At March 31, 2019, the carrying value of the notes payable and accrued interest for convertible agreements, the Judgement Settlement Agreement and officers’ notes was approximately $1,195,000, of which $580,000 would be extinguished resulting in gain on debt extinguishments if the Company completes the Judgement Settlement agreement on its currently revised terms. The JMJ convertible notes, which were originally due at various times through December 31, 2012, are accruing at a revised interest rate of 8%. Refer to Note 3 of these unaudited condensed consolidated financial statements for more information about the Company’s notes payable as of March 31, 2019.

7. RELATED PARTY TRANSACTIONS

MICROPHASE CORPORATION

The Company previously leased office space from Microphase at its Norwalk location and Microphase had also provided certain research and development services and shares administrative personnel from time to time, all through December 31, 2015. As of March 31, 2019, the Company owed $32,545 to Microphase.

DIRECTOR

Mr. Biderman, an outside Director, received 1,000,000,000 pre-split shares, or 200,000 shares (adjusted for the reverse split described in Note3), of common stock which were valued at $100,000 and the liability for this award was included in accrued expenses at June 30, 2018, pursuant to a resolution of the Company’s Board dated November 28, 2017, that such shares would be awarded when enough authorized shares became available.

In September of 2018, Mr. Biderman, an outside Director’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers converted $186,000 of accrued fees into 1,860,000,000 pre-split shares, or 372,000 shares (adjusted for the reverse split described in Note3), and $126,364 of a note and accrued interest into pre-split 1,263,642,700 shares, or 252,729 shares (adjusted for the reverse split described in Note3), of common stock of the Company. Effective December 31, 2018, this director converted $4,369 of this note into 87,375,000 pre-split shares, or 17,475 shares (adjusted for the reverse split described in Note3), of common stock. As of March 31, 2019, $1,478 remained outstanding.

Effective October 1, 2018 the Company reversed to additional paid in capital $7,500 of accrued finders’ fees waved by Eagle Strategic Advisers and no amount of fees remain accrued to this Director’s affiliated firm.

During the nine months ended March 31, 2019 and 2018 the Company recorded $1,931 and $5,921 of accrued interest on this loan.

TRANSACTIONS WITH OFFICERS

Officers of the Company have made working capital loans to the Company from time to time. These loans, together with accrued interest at 6% totaled $53,712 and $777,712 at March 31, 2019 and June 30, 2018, respectively. The Company recorded $38,545 and $3,724 for interest on these loans during the nine months ended March 31, 2019 and 2018, respectively.

7. RELATED PARTY TRANSACTIONS – (continued)

Through December 31, 2018 the Company officers had not recorded salaries since April 2017. During the nine months ended March 31, 2019 the three Officers of the Company received 4,000,000,000 pre-split shares, or 800,000 shares (adjusted for the reverse split described in Note3), of common stock which were valued at $400,000 and the liability for this award was included in accrued expenses at June 30, 2018, pursuant to a resolution of the Company’s Board dated November 28, 2017 that such shares were issuable when sufficient authorized shares became available.

In September 2018, the officers of the Company converted $538,777 accrued wages into 5,387,770,000 pre-split shares, or 1,077,554 shares (adjusted for the reverse split described in Note3), and $702,105 of notes payable and accrued interest into 7,021,050,000 pre-split shares, or 1,404,210 shares (adjusted for the reverse split described in Note3), of the Company’s common stock.

Effective December 31, 2018, the officers of the Company converted $128,641 of notes payable and accrued interest into 2,572,825,000 shares, or 514,565 shares (adjusted for the reverse split described in Note3), of the Company’s common stock.

During the three-month period ending March 31, 2019 Officers of the Company did not convert and debt owed by the Company into shares of common stock.

During the three-month and nine-month periods ended March 31, 2019, the Company charge to expense and included in accrued expenses at March 31, 2019, $5,000 in fees to Mr. Smiley as the Company’s General Counsel and Chief Financial Officer.

During the three and nine months ended March 2019, the Company charge to expense $1,310,449, based upon the closing price of the Company’s common stock on January 11, 2019, for the issuance of 2,620,899 post-split shares of common stock in connection with his employment contract, as discussed Note 3.

During the three-month and nine-month periods ended March 31, 2019 the Company charge to expense and included in accrued expenses at March 31, 2019, $61,111 and $4,938 of compensation expense and related fringe costs for amounts due under the employment contract to Mr. Bhatnagar as our President, as well as $3,571 for facility use and support costs at our Maryland office, to Verus International, Inc. (ticker symbol “VRUS”) a publicly-held company, for which Mr. Bhatnagar is also the President and CEO.

8. SUBSEQUENT EVENTS

1. On April 10, 2019 the Company filed a preliminary Schedule 14C information statement with the SEC in connection with a 5000/1 reverse split of its common stock that had been approved by our Board of Directors in March of 2019. The Company under New Jersey law is reducing its authorized shares of common stock to 25 million shares from the previously authorized 125,000,000,000 shares.

2. On April 10, 2010 the Company repaid $3,000 that was accepted as payment, in full, of the Convertible Note which had been held by M.H Investment Trust II, or Arrangement #3, further discussed in Note3.

3. On April 22, 2019 we extended the obligations of Company and the CEO to register shares of our Common Stock on a Registration Statement on Form S-1, which at a minimum include shares held by Prior Management and Strategic Vendors referred to as “Related Parties” as outlined in Section 1(d) of the transition agreement of January 11, 2019. The revised time to file a Registration Statement with the SEC was amended in order to include certain participants in an ongoing private placement of its stock pursuant to Section 4(a)(2) of the Securities Act of 1933. The Company now expects to file such Registration Statement not later than June 26, 2019.

4. On April 25, 2019 we announced that the Company agreed to acquire all the outstanding stock of Airobotica Services, a Bangalore, India, based technology company, (“AIRobotica”) under the terms of a Stock Purchase Agreement dated April 19, 2019. The purchase price is $2,500,000 to be paid over two years in the form of the Company’s common stock, $1,250,000 each anniversary, contingent upon this division attaining prescribed revenue targets. The agreement also requires the Company to provide up to $2,400,000 of working capital over the same two years.

AIRobotica is focused on artificial technology and machine learning. AIRobotica has material executed contracts with significant third parties which we expect to begin to performance on during our 4th quarter ending June 30, 2019 and these will contribute material revenues during our 1st quarter of fiscal 2020; ending September 30, 2019. In addition to third-party contracts, the implementation of this new division will support the commercialization of existing and future mPhase technology. The division’s goal is to expand its core team to encompass a wide range of applications, creating a one-stop shop for custom solutions in AI/ MI, robotic process automation (RPA), AI/ML solutions for SAP and Enterprise Resource Planning (ERP). One of the company’s initial commercial technologies is a Chatbot that can mimic human interaction as the front-end of customer service applications, but this is just the first in a long-term plan to develop technologies targeting multiple industries.

5. From July 1, 2018 through May 13, 2019 the Company completed and announced the closing of a Private Placement of shares of its common stock at $.00005 per share (pre-split), or $.25 on a post-split basis as adjusted for the reverse split described in Note3, raising gross proceeds of $115,000. The Private Placement was executed pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and the proceeds will be used by the Company for working capital and corporate acquisitions.

6. Subsequent to March 31, 2019 and through the date of this filing, Mr. Durando loaned the Company approximately $5,200 to provide general working capital purposes, under the terms of previous agreements for officers’ loans. Separately Messrs. Durando and Bhatnagar each loaned the Company $25,000, providing an additional $50,000 for general working capital purposes, under the terms of new notes, which generally provide for 6% interest and short-term repayment.

7. Subsequent to March 31, 2019 the Company committed to acquire the rights, software and code to the technology platform which is expected be utilized by the Travel Buddhi division in India, for $115,000 and is expected to be put into use during the quarter ending June 30, 2019. Amortization is expected to be computed using the straight-line method over the estimated useful life of the asset.

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

LIMITED OPERATIONS OVERVIEW

mPhase Technologies, Inc. (the “Company” or “We”) was organized on October 2, 1996 (OTC Pink Sheets: XDSL.OB) and we have developed various technological products and processes culminating in our present intellectual property portfolio.

In April of 2016 the prior management of the Company determined to discontinue the Jump Starter line of products and we have had limited operations dedicated to protecting our technology processes; and recapitalizing the Company. During our last two Fiscal Years- June 30, 2018 and 2017, we have focused our operating activity primarily implement a plan to monetize its existing intellectual property portfolio restructuring our debt obligations. We believe by obtaining on December 10, 2018 an amendment to the Judgment Settlement Agreement with John Fife we have enhanced the opportunity to complete our Debt restructuring.

On January 11, 2019, the Company executed contracts including a “Transition Agreement”, together with our prior management and Mr. Bhatnagar whereby Mr. Bhatnagar acquired control of the Company. The Transition Agreement provides the protocol that allows our new management to review our intellectual property portfolio and implement its current plan of operation. The Company is continuing to implement undertakings already in process to extinguish specific debts and settle or reduce other liabilities outstanding within six (6) months of January 11, 2019. Such effort will enable the Company to be in a position to continue to implement a plan to monetize our technology and continuing the prior management’s plan to (i) reduce liabilities to an acceptable level,(ii) streamline internal financial information and update to best practices our corporate governance and that of our subsidiaries The foregoing will allow us to, formulate and implement a revised plan of operations based upon the status of each potential application of our legacy intellectual property portfolio as well as estimate cost and time frames to commercial deployment., including:

(a)- further development of new “smart surface” products through the sciences of microfluidics, micro-electromechanical systems (MEMS) and nanotechnology.

(b)- Continue the development of our patented Drug Delivery Systems.

©- Completing our first nanotechnology-enabled product for military and commercial applications - the Smart NanoBattery providing Power on Command™. Our patented and patent-pending battery technology, based on the phenomenon of electrowetting, offers a unique way to store energy and manage power that could revolutionize the battery industry. Features of the Smart NanoBattery include potentially infinite shelf life, environmentally friendly design, fast ramp to power, programmable control, and direct integration with microelectronic devices.

In addition, Mr. Bhatnagar intends to broaden the Company’s existing lines of business in order to accelerate revenue growth through acquisitions of companies and products focused upon proprietary software for artificial intelligence and machine learning applications.

The Company is expected to compete a 5,000/1 Reverse Split of its Common Stock on or about May 17, 2019 (See” Subsequent Events”).

FINANCIAL OVERVIEW

Continuing Operations

General and administrative. General and administrative expenses consist primarily of fees to third parties and related expenses for investor information and administration of our responsibilities to our shareholders. The Company has faced significant financial challenges since 2016 to maintain its active operations Owing to our large number of our shareholders; we were permitted to voluntarily withdraw in August of 2016 from registration and reporting requirements as a public company as requested on our Form 15-12G. We had considered this course of action in order to save the Company the quarterly costs to pay its auditors to remain public. On November 3, 2016 we engaged a new independent registered public accounting firm and undertook a successful effort to become current with respect to our Periodic Reports with the SEC. Additionally, we have become current with all of Corporate Federal and State tax filings for mPhase and are in the process to become current in such tax filings for all of our subsidiary, companies. We also made arrangements with strategic vendors and have become more current with several vendors and cost centers, including our financial printer, transfer agent costs, office expenses, legal fees and our outside auditors& accounting consultants. Certain administrative activities are outsourced. The Company further conserved financial resources as we recorded no salaries for the three officers of the Company in any of the periods presented herein.

Other Income (Expense). Included in Other Income (Expense) are recurring items such as interest and non-recurring items related to the acquisition by Mr. Bhatnagar of control of the Company on January 11, 2019 and the change in the estimated value of derivative liabilities and amortization as related debt discount, if any. Also included in other income are gains from debt extinguishments. Such amounts will fluctuate significantly and should not be considered as recurring or in any way indicative of operating results.

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

Selling and Marketing Expenses. Selling and marketing expenses consist primarily of fees to third parties related to customer service response costs and warranty inquiries for products from our discontinued Jump Starter product line. We have incurred no selling and marketing expenses during the nine months ended March 31, 2019 and nominal selling and marketing expenses for nine months ended March 31, 2018, most of which were incurred during the first quarter of that period, which represented the completion of the year subsequent to our last sales from this product line.

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

THREE MONTHS ENDED MARCH 31, 2019 VS. MARCH 31, 2018

Continuing Operations

General and Administrative Expenses. General and administrative expenses charged to continuing operations were $1,422,737 for the three months ended March 31, 2019 compared to $65,092 for the three months ended March 31, 2019, an increase of $1,357,465. The Company incurred a material charge of $1,310,449 relative to the non-cash stock grant in connection with the Employment Contract of the new President and CEO of the Company.

Other Income and (Expense). Interest expense charged to continuing operations was $15,870 for the three months ended March 31,2019 as compared to $61,084 in the same period of 2018, a decrease of $45,224.

Net loss. mPhase recorded a net (loss) of $(1,438,607) from continuing operations for the quarter ended March 31, 2019 plus ($3,805) of income from discontinued operations, resulting in a net (loss) of $(1,442,412) for the quarter ended March 31, 2019. For the quarter ended March 31, 2018 the Company recorded a (loss) of ($120,530) from continuing operations, plus ($18,761) of loss from discontinued operations, resulting in net loss of $139,272 for the quarter.

Basic and Diluted Net Income (Loss) per share. This represents basic and diluted net income (loss) from continuing operations and basic and diluted net income (loss) per common share of $(0.13) and $(.13) for the three months ended March 31, 2019 as compared to basic and diluted net income (loss) from continuing operations and basic and diluted net income (loss) per common share of (.03) and $(.03) for the three months ended March 31, 2018. The basic and diluted per share computations are based upon weighted average common shares outstanding of 10,943,154 for basic and diluted, and 3,583,071 basic and diluted, during the respective quarters ended March 31, 2019 and 2018 as adjusted for the May 17, 2019 reverse split.

Discontinued Operations

Selling and Marketing Expenses. Selling and marketing expenses were $0 for the three months ended March 31, 2019 as compared to $157 for the three months ended March 31, 2018, a decrease of $157. The decrease is attributable to the completion of the Company’s efforts to service customers of its line of Jump Products.

General and Administrative Expenses. General and administrative expenses charged to discontinued operations were $0 for the three months ended March 31, 2019 compared to $8,045 for the three months ended March 31, 2018, a decrease of $8,045.

Other Income and (Expense). Interest expense charged to discontinued operations was $3,805 during the three months ended March 31, 2019 as compared to $6,734 in the same three months of 2018, a decrease of $2,929 due to lower liability balances of interest expense allocated. During the quarter ended March 31, 2019 we recorded $0 of gain on debt extinguishments for liabilities of our discontinued operations as compared to $0 gain on debt extinguishments during the same period in 2018.

Basic and Diluted Net Income (Loss) per share. This represents basic and diluted net loss from discontinued operations per common share of ($0.01) net income for the three months ended March 31, 2019 as compared to basic and diluted net loss per common share of ($0.01) for the three months ended March 31, 2018. The basic and diluted per share computations are based upon weighted average common shares outstanding of 10,943,154 for basic and diluted, and 3,583,071 basic and diluted, during the respective quarters ended March 31, 2019 and 2018 as adjusted for the May 17, 2019 reverse split.

NINE MONTHS ENDED MARCH 31, 2019 VS. MARCH 31, 2018

Continuing Operations

General and Administrative Expenses. General and administrative expenses charged to continuing operations were $154,960 for the nine months ended March 31, 2019 compared to $136,896 for the nine months ended March 31, 2018 an increase of $18,064 primarily due to the commencement of a stock award to the President and CEO of the Company resulting in a non-cash charge of $1,310,449 and an additional $60,000 of cash charges in the period.

Other Income and Expense. Interest expense charged to continuing operations was $155,912 in the nine months in Fiscal 2019 as compared to $184,342 for the prior period, a decrease of $28,430

Net loss. mPhase recorded net loss of ($1,681,593) from continuing operations for the nine month period ended March 31, 2019, plus a ($4,713) of loss from discontinued operations, resulting in net loss of $(1,696,306) for the current year as compared to a net income of $942,975 in the prior relative period, which consisted of a $735,238 income from continuing operations and $207,247 of income from discontinued operations for the nine months ended March 31, 2018.

Basic and Diluted Net Income (Loss) per share. This represents basic and diluted net income (loss) from continuing operations and basic and diluted net income (loss) per common share of ($.22) and $($.23) for the nine months ended March 31, 2019 as compared to basic and diluted net income (loss) from continuing operations and basic and diluted net income (loss) per common share of ($.22) and ($.23) for the nine months ended March 31, 2019. The basic and diluted per share computations are based upon weighted average common shares outstanding of 7,496,294 for basic and diluted, and 3,388,282 and 3,600,000 for basic and diluted during the respective nine months ended March 31, 2019 and 2018, as adjusted for the May 17, 2019 reverse split.

Discontinued Operations

Selling and Marketing Expenses. Selling and marketing expenses were $0 for the nine months ended March 31, 2019 compared to $2,251 for the nine months ended March 31, 2018, a decrease of $2,251. The decrease is attributable to the wind-down of the Company’s efforts to service customers of its line of Jump Products.

General and Administrative Expenses. General and administrative expenses charged to discontinued operations were $0 for the nine months ended March 31, 2019 compared to $16,920 for the nine months ended March 31, 2018, a decrease of $1,6920.

Other Income and Expense. Interest expense charged to discontinued operations was ($27,245) in the nine months ended March 31 2019 as compared to ($31,057) in the same nine months in 2018, a decrease of $ 3,812. During the nine months ended March 31, 2019 the Company recorded $12,532 of gain on debt extinguishments of discontinued liabilities. During the nine months ended March 31, 2018 the Company recorded $257,475 of gain on debt extinguishments of discontinued liabilities.

Net loss from Discontinued Operations. mPhase recorded a net loss from discontinued operations of $(14,713) for the nine months ended March 31, 2019 as compared to net income of $207,247 for the nine months ended March 31, 2018.

Basic and Diluted Net Income (Loss) per share. This represents basic and diluted net income from discontinued operations per common share of ($0.01) net loss for the nine months ended March 31, 2019 as compared to basic and diluted net income per common share of ($0.01) for the nine months ended March 31, 2018. The basic and diluted per share computations are based upon weighted average common shares outstanding of 7,496,294 for basic and diluted, and 3,388,282 and 3,600,000 for basic and diluted during the respective nine months ended March 31, 2019 and 2018, as adjusted for the May 20, 2019 reverse split.

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

Transactions With New Management

On January 11, 2019 the Company agreed to an employment agreement with Mr. Bhatnagar which includes annual compensation for a period of five (5) years with annual salary of $275,000. Also included as compensation was the issuance of restricted shares of common stock of the Company equal to 20% pre-split or 13,109,494,031, of the number of shares outstanding, after giving effect to the shares reserved under the agreements, (“Signing Shares”) on January 11, 2019 to Mr. Bhatnagar.; And a warrant agreement (s) with provisions to acquire up to 80% (the warrant cap) of the Company’s common stock based upon the Company increasing revenues’;

During the three and nine months ended March 2019, the Company charge to expense $1,310,449, based upon the closing price of the Company’s common stock on January 11, 2019, for the issuance of 2,621,899 post-split shares of common stock in connection with his employment contract, as discussed Note 3.

During the three-month and nine-month periods ended March 31, 2019 the Company charge to expense and included in accrued expenses at March 31, 2019, $61,111 and $4,938 of compensation expense and related fringe costs for amounts due under the employment contract to Mr. Bhatnagar as our President, as well as $3,571 for facility use and support costs at our Maryland office, to Verus International, Inc. (ticker symbol “VRUS”) a publicly-held company, for which Mr. Bhatnagar is also the President and CEO.

TRANSACTIONS WITH Outgoing Management

TRANSACTIONS WITH OFFICERS

The officers of the Company have made working capital loans to the Company from time to time. These loans, together with accrued interest at 6% totaled $53,712 and $777,912 at March 31, 2019 and June 30, 2018, respectively. The Company recorded $3,724 and $28,545 for interest on these loans during the nine months ended March 31, 2019 and 2018, respectively.

Through December 31, 2018 the Company had not recorded outgoing officers’ salaries since April 2017. During the nine months ended March 31, 2019, the three Officers of the Company received 4,000,000,000 pre-split shares, or 800,000 shares (adjusted for the reverse split described in Note3), of common stock which were valued at $400,000 and the liability for this award had been included in accrued expenses at June 30, 2018, pursuant to a resolution of the Company’s Board dated November 28, 2017, that such shares were issuable upon the availability of sufficient authorized and unissued shares of Common Stock.

In September 2018, the officers of the Company converted $538,777 accrued wages into 5,387,770,000 pre-split shares, or 1,077,554 shares (adjusted for the reverse split described in Note3), and $702,105 of notes payable and accrued interest into 7,021,050,000 pre-split shares, or 1,404,210 shares (adjusted for the reverse split described in Note3), of the Company’s common stock. Effective December 31, 2018, the officers of the Company converted $128,641 of notes payable and accrued interest into 2,572,825,000 shares, or 514,565 shares (adjusted for the reverse split described in Note3), of the Company’s common stock. The Company’s officers did not convert any amounts owed by the Company into shares of common stock during the three-month period ending March 31, 2019.

During the three-month and nine-month periods ended March 31, 2019, the Company charge to expense and included in accrued expenses at March 31, 2019, $5,000 in fees to Mr. Smiley as the Company’s General Counsel and Chief Financial Officer during the transition period.

DIRECTOR

Mr. Biderman received 1,000,000,000 pre-split shares, or 200,000 shares (adjusted for the reverse split described in Note3), of common stock which were valued at $100,000 and the liability for this award had been included in accrued expenses at June 30, 2018, pursuant to a resolution of the Company’s Board dated November 28, 2017, issuable when such shares became available.

In September of 2018, Mr. Biderman, an outside Director’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers converted $186,000 of accrued fees into 1,860,000,000 pre-split shares and $126,364 of a note and accrued interest into 1,263,642,700 pre-split shares, or 372,000 shares (adjusted for the reverse split described in Note3), of common stock of the Company. Effective December 31, 2018, this director converted $4,369 of this note into 87,375,000 pre-split shares, or 17,475 shares (adjusted for the reverse split described in Note3), of common stock. $1,498 remained outstanding on December 31, 2018. During the nine months ended March 31, 2019 and 2018 the Company recorded $1,937 and $5,926 of accrued interest on this loan

Effective October 1, 2018 the Company reversed to additional paid in capital $7,500 of accrued finders’ fees waved by Eagle Strategic Advisers and no amount of fees remain accrued to this Director’s affiliated firm.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative losses totaling ($213,374,998) and has a working capital deficit of ($1,329,393) as of March 31, 2019 compared to working capital deficit a of ($3,992,269) as of June 30, 2018, an improvement of $2,663,876 as result of material debt conversions by officers; a director and strategic vendors, as well as further reductions in liabilities and continued debt extinguishments and settlements (“Debt Restructurings”).

The auditors’ report for the fiscal year ended June 30, 2018 includes the statement that “there is substantial doubt of the Company’s ability to continue as a going concern”. As of March 31, 2019, the Company had a negative net worth of ($1,793,593) compared to a negative net worth of ($3,992,469) as of June 30, 2018, primarily because of progress with our Debt Restructurings.

LIMITED FUNDING and OPERATIONS - NINE MONTHS ENDED MARCH 31, 2019 and 2018

Cash used in operating activities

Cash used in operating activities was ($149,371) during the nine months ended March 31, 2019. During such period, the cash used by operating activities consisted principally of the net loss for the nine months ended March 31, 2019 of ($1,696,306) decreased by the non-cash gain on debt extinguishments ($28,111) and prepaid expenses of ($3,696), increased by adding back a non-cash charge for stock compensation of $1,310,449 plus an increase of $169,830 of accounts payable and accrued expenses; and further reduced by debt amortization of $7,976 and beneficial conversion interest expense of $91,177.

Cash used in operating activities was ($101,067) during the nine months ended March 31, 2018. During such period, the cash used by operating activities consisted principally of the net income for the nine months ended March 31, 2018; of $942,575 subtracting the non-cash gain on debt extinguishments ($1,309,069); decreasing cash used by the increase of accounts payable and accrued expenses of $165,792 and further reduced by debt amortization of $8,273 and beneficial interest expense of $91,179.

Proceeds from issuance of common stock

During the nine months ended March 31, 2019 and 2018, the Company issued 440,000 and 200,000 post-split shares of its common stock in connection with private placements pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended, raising gross proceeds of 110,000 and $50,000. The proceeds were used by the Company as working capital.

Proceeds from notes payable - related parties

During the nine months ended March 31, 2019 and 2018, two prior and one current of the Company’s Officers’ and a former Director loaned the Company approximately $93,046 and $50,674, net of repayments during those periods, providing the funding needed to assist with the Company’s efforts to bring its filings current and settle its operating debts, when at that time funding via the issuance of common stock was either not available or unfavorably dilutive.

Conversion of Prior Management and Strategic Vendor Debts during the nine months ended March 31, 2019

On September 24, 2018 the officers of the Company converted $538,777 accrued wages into 5,387,770,000 pre-split shares, or 1,077,554 shares on a post-split basis, and $702,105 of notes payable and accrued interest into 7,021,050,000 pre-split shares, or 1,404,210 shares on a post-split basis, and a director converted $186,000 of accrued fees into 1,860,000,000 pre-split shares, or 372,000 shares on a post-split basis, and $126,364 of a note and accrued interest into 1,263,642,700 pre-split shares, or 252,729 shares on a post-split basis, of the Company’s common stock. Also, on September 24, 2018 accounts payable to strategic vendors totaling $99,500 were converted into 995,000,000 pre-split shares, or 199,000 shares on a post-split basis, of common stock. The September conversions were for all debt owed these individuals by as of December 31, 2017, at $.0001 per share on a pre-split basis, or $.50 per share on a post-split basis, Effective December 31, 2018 the officers and a Director of the Company converted $133,010 and vendors of the Company converted $15,300 of debt of the Company outstanding on December 31, 2018 into 2,660,200,000 and 306,000,000 pre-split shares, or 532,040 and 61,200 shares on a post-split basis, of common stock at $.00005 per share on a pre-split basis, or $.25 per share on a post-split basis. Prior Management did not convert any amounts owed by the Company into common stock during the quarter ended March 31, 2019.

Debt Conversions by Prior Management and Strategic Vendors

for the nine months ended March 31, 2019 as adjusted for the May 20, 2019 reverse split, are as follows are as follows:

Liability Converted by Prior Management and Strategic Vendors	Amount of Liability Converted	Post- split Shares of Common Stock
Conversion of accrued wages Officers’	$538,777	1,077,554
Conversion of Officers’ loans and accrued interest	$830,746	1,918,775
Conversion of accrued fees to a Director	$186,000	37,200
Conversion of loans and accrued interest due to a Director	$130,733	270,204
Conversion of accounts payable to strategic vendors	$114,800	260,200
Totals conversions by liability into common Stock for Debts owed to Prior Management and Strategic Vendors of the Company during the Nine Months Ended March 31, 2019	$1,801,056	3,563,933

Judgement Settlement Agreement (Formerly Fife Forbearance Obligation)

On March 31, 2019, the judgement settlement agreement, which satisfies the Fife obligation in full, totaled $890,910. During the nine months ended March 31, 2019 Company paid $45,000 applying $28,004 to principle and $16,996 to interest. During the nine months March 31, 2019 and 2018 recorded a total of $50,546 and $55,886 interest expense on the preceding forbearance and current judgement settlement agreement.

The Company plans to satisfy this agreement in full by making payments of $15,000 per month through December 30, 2019 and a balloon payment of $195,000 in January 2020 and has included $310,910 in the line item “Current Portion, liabilities in arears- Judgement Settlement Agreement” for this agreement and $580,000 in the line item “Long term portion, liabilities in arears- Judgement Settlement Agreement in the liabilities section of the Company’s Balance Sheet as of March 31, 2019.

Should the Company satisfy this liability on the terms described above of the Judgement Settlement Agreement we would realize a gain on such settlement of approximately $580,000.

The Company does not expect to derive any material revenue from its nanotechnology product development until after a deployment and custom tailoring of its Smart Nanobattery. This time frame is uncertain and will depend on the success of the new management team in generating additional revenues from new products enabling the Company to significantly improve its overall financial condition.

MANAGEMENT’S PLANS AND CURRENT STATUS

The Company had curtailed its efforts with respect to selling its line of automotive jump starter products owing to increased competition resulting in poor margins because of commodity pricing of such products. The Company has sought to implement alternative products for development from our existing patent portfolio and intellectual property but is unable to predict the timing and amount of future revenues. On January 11, 2019 the Company underwent a major change in management and focus to restructure its business to accelerate the generation of revenue through a combination of raising additional capital to improve its balance sheet and aggressively pursue mergers and acquisitions.

The Company has pursued strategic alternatives to best monetize its remaining patent portfolio restructuring and revising its debt obligations and Capital structure. On various occasions commencing with August 11, 2015 and then January 19, 2016, June 30, 2016, August 18, 2017 and February 16, 2018 the Company entered into an Amendments No. 1 through 5 to the Forbearance Agreement with Mr. Fife; primarily rescheduling the monthly payment schedules. On December 15, 2018, the Company paid $15,000 as the execution payment for the judgement settlement agreement, which satisfies the Fife obligation in full and reverted to the long term option of repaying $15,0000 monthly through December 31, 2019 and a balloon payment of $195,000 in January of 2020 (SEE NOTE 3 and LIQUIDITY SECTION)

River North Equity, LLC (“River North”); which had purchased notes previously issued to JMJ Financial, commenced a litigation against the Company, which was dismissed with prejudice on April 17, 2017; and additionally, we were awarded attorney’s fees. River North failed to appeal a Judgement in favor of the Company negating such Notes by July 17, 2017 and the Judgement became final. As a result of this proceeding the Company recorded the cancellation of the two notes assigned to River North from JMJ Financial for a total of $693,060 of principal and $358,534 accrued interest thereon. This resulted in a $1,051,594 gain from debt during the nine months ended March 31, 2019. The Company been negotiating a settlement for the remaining JMJ notes for an amount less than the $109,000 of principle and $80,472 of accrued interest thereon we have recorded due to JMJ at March 31, 2019. The Company has also settled the amount due to MH Investment Trust II in full for a payment of $3,000 on April 10, 2019.

The Transition Agreement enables our new management to develop and implement its current plan of operation while the Company finalizes undertakings already in process to extinguish specific debts and settle or reduce other liabilities outstanding within six (6) months:

The Company is focused upon developing a world-class software capability in the core disciplines of artificial intelligence and machine learning in order to broaden its product line and achieve connectively of its existing technology to become part of the “internet of things” The Company believes this effort is essential to accelerate and increase rapid growth of its revenues and maximize shareholder value.

On April 25, 2019 the Company announced the acquisition of all of the outstanding stock of Airobotica Services, a Bangalore, India based technology company focused on artificial technology and machine learning under the terms of a Stock Purchase Agreement.

In addition to third-party contracts, the new division will support the commercialization of existing and future mPhase technology. The division’s goal is to expand its core team to encompass a wide range of applications, creating a one-stop shop for custom solutions in AI/ MI, robotic process automation (RPA), AI/ML solutions for SAP and Enterprise Resource Planning (ERP). One of the company’s initial commercial technologies is a Chatbot that can mimic human interaction as the front-end of customer service applications, but this is just the first in a long-term plan to develop technologies targeting multiple industries. (See “Subsequent Events”)

The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, including recently amended settlement agreements, (2) continue its plan to align partners or other third parties to underwrite any research and development efforts needed to exploit our existing technological capabilities, or develop new products and (3) allow the successful wide scale development, deployment and marketing of its smart surface products, or any newly developed, acquired or otherwise obtained product or service line of business. There can be no assurance the necessary debt or equity financing will be available, or if so, on terms acceptable to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at March 31, 2019.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 2, 2015 the Securities and Exchange Commission upheld the denial of a corporate action by the Financial Industry Regulatory Authority (FINRA) in connection with the Company’s seeking to reverse split its common stock pursuant to FINRA Rule 6490 (see Securities Exchange Act of 1934 Release No 7418 Admin Proc File No. 3-15130 of February 2, 2015). The action was found as deficient by FINRA on the basis that two corporate officers and directors of the Company had previously entered into a Consent Decree with the SEC in October of 2007 by them when they were previously officers of another company named Packetport.com. All of the Officers and Directors of the prior management having Consent Decrees have resigned during the quarter ended March 31, 2019 and FINRA has now found that the Company is no longer deficient with respect to a corporation action of a reverse split, dated May 17, 2019; which is expected to be effective on or about May 17, 2019 (See “Subsequent Events”).

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

On February 16, 2018 the Company announced a new Amendment to the Judgment Settlement Agreement with Fife modifying the payment schedule under such agreement: as further detailed in the filing- Specifically under short term payment options the lender agreed to revise short term option (ii) To: (ii a.); as revised; $15,000 on February 1, 2019 which has been paid; and $270,000 by March 15, 2019. The long-term option requires payments by the Company of $15,000 per month plus a balloon payment of $195,000 in January of 2020.

As of December 31, 2018, the Forbearance Agreement is no longer in effect and no shares of our common stock are issuable or eligible to be converted to under this obligation as a result of the Judgement Settlement Agreement effective December 10, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock

On March 21, 2019 the Company’s Board approved a resolution providing for a 5000/1 Reverse Split of its Common Stock reducing the authorized shares to 25 million shares under the laws of the State of New Jersey. The action is expected to become effective on or about May 14, 2019.

Preferred Stock

Additionally, on December 18, 2018 the Board approved a new class of 1000 shares of Series A (super voting preferred stock). On January 4, 2019 the State of New Jersey accepted an Amendment to the Company’s Certificate of Incorporation providing for the increase in authorized shares of common stock and the new class of super voting preferred stock. Such stock has been awarded to Mr. Bhatnagar under the terms of his Employment Contract.

Private Placements

During the nine months ended March 31, 2019, the Company issued 440,000 post-split shares of its common stock in connection with private placements pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended, raising gross proceeds of $110,000. The proceeds were used by the Company as working capital.

Stock Award Payable

During the nine months ended March 31, 2019, the three Officers of the Company received 4,000,000,000 pre-split shares, or 800,000 shares (adjusted for the reverse split described in Note 3), of common stock which were valued at $400,000, Mr. Biderman an outside Director received 1,000,000,000 pre-split shares, or 200,000 shares (adjusted for the reverse split described in Note 3), of common stock which were valued at $100,000 and strategic consultants received 750,000,000 pre-split shares, or 150,000 shares (adjusted for the reverse split described in Note 3), of common stock which were valued at $75,000, and in total this group received a total of 5,750,000,000 pre-split shares, or 1,150,000 shares (adjusted for the reverse split described in Note 3), of common stock which were valued at $575,000 and this liability had been included in accrued expenses at June 30, 2018, pursuant to a resolution of the Company’s Board dated November 28, 2017, issuable when such shares became available.

Stock Based Compensation

During the nine months ended March 31, 2019, the Company issued to the new President and CEO of the Company 1,309,484,031 pre-split shares or 2,621,899 shares (adjusted for the reverse split described in Note 3), of common stock of the Company, that were valued at $1,310,449 based upon the closing price of the stock on January 11, 2019.

During the nine months ended March 31, 2018, the Company did not issue any common stock, warrants or options to employees or officers.

Note Payable, Director

A Director of the Company loaned the Company funds for working capital and through June 30, 2018 $130,274 remained outstanding. On September 24, 2018 and December 31, 2018, this director converted $126,364 and $4,369 of this note into 1,263,642,700 and 87,375,000 pre-split shares, or 252,729 and 17,475 shares (adjusted for the reverse split described in Note 3), of common stock. $1,478 remained outstanding on March 31, 2019. During the nine months ended March 31, 2019 and 2018 the Company recorded $1,937 and $5,926 of accrued interest on this loan.

The Company had two separate convertible debt arrangements with independent investors that still, had convertible features as of March 31, 2019.

During the nine months ended March 31, 2019 no conversions were made under any Convertible Debentures.

During the nine months ended March 31, 2018, no conversions were made under any Convertible Debenture.

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

In April of 2017, the Company received a judgment from the Federal District Court of Northern Illinois Eastern Division in its favor dismissing a claim by River North Equity which effectively negated two notes River North Equity purchased from JMJ Financial. At June 30, 2017 the amount recorded in Current Liabilities for the two notes and accrued interest thereon subject to the River North Equity claim was $1,046,416. Such amount is included in the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial which totaled $1,212,940 on that date. River North failed to appeal the Judgement by July 17, 2017 and the Judgement become final. As a result of this proceeding the Company recorded the cancellation of the two notes assigned to River North from JMJ Financial for a total of $693,060 of principal and $358,534 accrued interest thereon. This resulted in a $1,051,594 gain from the debt during the nine months ended March 31, 2019.

As of March 31, 2019, and as of June 30, 2018, the aggregate remaining amount of convertible securities held by JMJ could be converted into 47,770,000 and 44,630,000 pre-split shares of common stock at the conversion floor price of $.004 or 9,497 and 8,926 shares on a post-split basis with a conversion price of $26.

During the nine months ended March 31, 2019 and 2018 the Company recorded $10,592and $12,659 interest on this agreement.

At June 30, 2018 the amount recorded in Current Liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial was $109,000 and $69,520, respectively. At March 31, 2019, the amount recorded in Current Liabilities for convertible note plus accrued interest thereon previously issued to JMJ Financial was $109,000 and $80,472 respectively.

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

The Forbearance agreement required the Company to place, and the Company had done so, 1,000,000,000 pre-split shares; or 200,000 shares of common stock (adjusted for the reverse split described above), in reserve with its transfer agent, to satisfy the conversion provisions for any unpaid monthly cash payments. The original agreement also provided that the Company file a Proxy statement before June 1, 2015 should additional shares be needed for the conversion reserve. The Company has not filed such a proxy statement due to cost prohibitions. As of June 30, 2018, 1,000,000,000 pre-split shares; or200,000 shares of common stock (adjusted for the reverse split described above), have been issued with respect to payment obligations under the forbearance agreement, as amended and no amounts remain, in reserve.

During the year ended June 30, 2018 the Company did not make any repayments to Fife under the Judgment Settlement Agreement, as amended. The value of the forbearance debt obligation on June 30, 2018 was $885,365.

As of, June 30, 2018, this forbearance obligation, as amended, would have been only be convertible for monthly obligations the Company elects to/or does not pay in cash in part or in full, for: (i) up to 625,000,000 pre-split shares, , or 125,000 shares on a post-split basis, shares, for the satisfaction of the next required monthly payment, and (ii) up to 11, 067, 050, 000 pre-split shares, or 2,213,410 shares on a post-split basis, of our common stock had the entire obligation been converted.

As of December 31, 2018, the Forbearance agreement is no longer in effect and no shares of our common stock are issuable or eligible to be converted to under this obligation as of March 31, 2019.

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

During the nine months ended March 31, 2019 and 2018 the Company recorded $600 and $536 interest on this agreement.

At March 31, 2019 the note balance was $3,333 and accrued interest of $3,718 at 12%, remained due under this agreement. At June 30, 2018 the note balance was $3,333 and accrued interest of $3,118, at 12%; remained due under this agreement. Based upon the price of the Company’s common stock on March 31, 2019 and June 30, 2018 this Note is convertible into approximately 38,022,222 and 107,516,667 pre-split shares of common stock or 7,604 and 21,503 shares of common stock on a post-split basis, respectively. On April 10, 2019 MH Investment Trust II accepted payment of $3,000 as payment in full of the Note. (See “Subsequent Events”)

Judgement Settlement Agreement

The Company entered into a “Judgment Settlement Agreement” effective December 10, 2018 by and between John M. Fife, and mPhase Technologies. The Agreement, supersedes all other prior oral or written agreements between Borrower.

The agreement required a $15,000 execution payment, which we paid in December 2018; and subsequently the agreement offers three payment options- the first two options have material settlements amounts which were due during the Quarter ending March 31, 2019 -(short term options); The Company is current under the 3rd option which calls for $15,000 monthly payments throughout calendar 2019 and a January 15, 2020 lump sum final payment of $195,000 (long term option);

Conversion of Related Party and Strategic Vendor Debts

On September 24, 2018 the officers converted $538,777 accrued wages into 5,387,770,000 pre-split shares, or 1,077,554 shares on a post-split basis, and $702,105 of notes payable and accrued interest into 7,021,050,000 pre-split shares, or 1,404,210 shares on a post-split basis, and a director converted $186,000 of accrued fees into 1,860,000,000 pre-split shares, or 372,000 shares on a post-split basis, and $126,364 of a note and accrued interest into 1,263,642,700 pre-split shares, or 252,729 shares on a post-split basis, of the Company’s common stock. Also, on September 24, 2018 accounts payable to strategic vendors totaling $99,500 were converted into 995,000,000 pre-split shares, or 199,000 shares on a post-split basis, of common stock. These conversions were for 100 % of the debt to these individuals owed by Company on December 31, 2017, pursuant to a resolution, of the Company’s Board dated November 28, 2017, issuable when such shares became available, at $.0001 per share on a pre-split basis, or $.50 per share on a post-split basis.

Effective December 31, 2018 the officers and a Director of the Company converted $133,010 and vendors of the Company converted $15,300 of debt of the Company outstanding on December 31, 2018 into 2,660,200,000 and 306,000,000 pre-split shares, or 532,040 and 61,200 shares on a post-split basis, of common stock at $.00005 per share on a pre-split basis, or $.25 per share on a post-split basis. These shares were issued as a prerequisite to the Transition Agreement which was part of the “Change in Control Agreements” culminating in the change in the Management of the Company.

There were no conversions into common stock by former and present Officers and Directors of the Company during the quarter ended March 31, 2019.

Reserved shares

On January 11, 2019, the Company has agreed to reserve newly issued shares of Preferred and Common Stock pursuant to the change in control agreements discussed in The Transition Agreement

Preferred Stock

Mr. Bhatnagar has been issued one thousand (1,000) shares of the Company’s recently created new class of Series A Preferred Stock.

Common Stock

Signing Shares

Mr. Bhatnagar also received restricted shares of common stock of the Company equal to 20% or 13,109,494,031, or 2,621,899 shares of common stock (adjusted for the reverse split described in Note 3), on January 11, 2019.;

Warrant agreement (s) and warrant cap

The Company entered into warrant agreement (s) with Mr. Bhatnagar containing provisions to acquire up to 80% (the warrant cap) of the Company’s common stock based upon the generation of new revenues by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1.	Form 8K, dated January 4, 2019, announcing the filing of an Amendment to the Company’s Certificate of Incorporation with the State of New Jersey.

2.	Form 8K, dated January 14, 2019 approving change in management and control of the Company.

3.	Form 8K, dated February 1, 2019, announcing the election of Martin Smiley as interim Chief Financial Officer of the Company

4.	Form 8K dated February 11, 2019 announcing a modification to the payment schedule under the Settlement Agreement, as amended, with John Fife.

5.	Form 8K/A dated February 19, 2019 announcing change in the Board of Directors of the Company.

6.	Form 8K dated March 20, 2019 announcing the resignation of Mr. Ronald Durando as a Director of the Company.

7.	Form 8K dated April 15, 2019 announcing a new target date for filing a Form S-1 Registration Statement with the SEC.

8.	Form 8K date April 25, 2019 announcing the acquisition by the Company of “AI Robitca” by the Company.

EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

Dated: May 20, 2019	By:	/s/ Martin S. Smiley
Martin S. Smiley
Chief Financial Officer

