Form 10-K
period 2019-06-30
MPHASE TECHNOLOGIES INC
filed 2019-10-15
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________

Commission File Number 000-30202

mPHASE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2287503
(State of incorporation)	(I.R.S. Employer Identification No.)

9841 Washingtonian Blvd #390
Gaithersburg, MD	20878
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (301) 329-2700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

[  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).

[  ] Yes [X] No

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of December 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.0 million.

As of October 7, 2019, 12,392,102 shares of common stock were issued and outstanding.

Documents Incorporated by Reference:

None.

mPhase Technologies, Inc.

Form 10-K

ii

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

ITEM 1. BUSINESS

General Description of the Business

mPhase Technologies, Inc. (“mPhase” or the “Company”) is a publicly-held New Jersey corporation which was organized on October 2, 1996. The Company has over 23,000 shareholders and 11,689,078 shares of common stock outstanding at June 30, 2019. The Company’s common stock is traded on the Pink Sheets under the ticker symbol XDSL. The Company is headquartered in Gaithersburg, Maryland. The Company employs two full-time employees, both of which are officers of the Company and two part-time consultants who provide legal services and accounting services. Subsidiary companies in India employ a total of 40 software engineers and data analysis experts.

As of January 11, 2019, the Company underwent a major change in management and control. The Company entered into an Employment Agreement with Mr. Anshu Bhatnagar to become the new President and Chief Executive Officer and a Director of the Company. Mr. Bhatnagar is also the President and CEO of Verus International, Inc. (ticker symbol “VRUS”) a publicly-held company. Mr. Bhatnagar replaced Mr. Ronald Durando who resigned as CEO. Mr. Durando remained a Director of the Company until his resignation from such position effective March 20, 2019. Effective January 11, 2019 all of the other prior Officers and Directors of the Company resigned their respective positions. On January 28, 2019, Mr. Smiley, the former CFO of the Company, was reappointed as interim CFO and on June 6, 2019, Mr. Smiley resigned as CFO of the Company and was replaced by Christopher Cutchens. Under the terms of Mr. Bhatnagar’s Employment Agreement, he will receive a base salary of $275,000 per annum and was granted 2,620,899 shares of Common Stock, representing 20% of the Company’s Common Stock then outstanding at January 11, 2019. In addition, Mr. Bhatnagar, pursuant to the terms of a Transition Agreement shall earn the right to be issued 4% of additional shares of the Company’s Common Stock for each $1 million of gross revenues generated by the Company. Once the Company has achieved gross revenues of not less than $15,000,000 or is up-listed to a National Securities Exchange, Mr. Bhatnagar will have earned the remaining amount of the Company’s Common Stock not to exceed 80% of the shares outstanding at January 11, 2019 as adjusted for the Reverse Split of the Company’s Common Stock as described below.

The new management of the Company is positioning the Company to become a leader in software relating to artificial intelligence and machine learning to enable a more rapid commercial development of its patent portfolio and other intellectual property. Artificial Intelligence is just simple math executed on an enormous scale. The more calculations a system can process, the more possible it is for that system to emulate human-like cognitive abilities. With the advent of cloud infrastructure, GPU-accelerated processing and deep learning architectures, it is now commercially viable to perform this math at such speeds and efficiency that Artificial Intelligence (human-like cognitive abilities) can be embedded directly into business operations, platform architectures, business services and customer experiences. The goal is to generate a faster growth of revenues for the Company.

The Transition Agreement, as amended, provides for our new management to evaluate, formulate and implement a revised plan of operation. The Company is implementing undertakings, initiated by outgoing management, to extinguish certain debts and settle or reduce other liabilities outstanding at December 31, 2018, no later than January 15, 2020.

On February 4, 2019, the Company announced the formation of mPhase Technologies India, Pvt, Ltd to focus on software and technology development for new and existing projects. On February 6, 2019, the Company announced that it has commenced discussions with a global pharmaceutical company to explore the use of mPhase’s “Smart Surface” technology for transdermal drug delivery. mPhase’s current technology uses electronic or other external stimulus to dispense an unattended, predetermined quantity of drug or medical agent through a smart surface membrane. On February 19, 2019, the Company announced that it will assemble a team in India of highly qualified software and technology experts in the fields of artificial intelligence and machine learning to work as part of its newly formed “Center of Excellence” India division.

On March 7, 2019, the Company announced the acquisition of Travel Buddhi, a software platform to enhance travel via ultra-customization tools that tailor a planned trip experience in ways not previously available. The Company is moving in a new strategic direction of modification and modernization of its existing technology to make it “smart” and “connected” as part of the internet of things.

On March 19, 2019, Mr. Durando loaned the Company approximately $5,200 for general working capital purposes, under the terms of previous agreements for officers’ loans. Separately Messrs. Durando and Bhatnagar each loaned the Company $25,000 on April 17, 2019 and April 24, 2019, respectively, providing an additional $50,000 for general working capital purposes, under the terms of new notes, which generally provide for 6% interest and short-term repayment.

On April 10, 2019, the Company filed a preliminary Schedule 14C information statement with the SEC in connection with a 5000/1 reverse split of its common stock that had been approved by our Board of Directors in March of 2019. The Company under New Jersey law is reducing its authorized shares of common stock to 25 million shares from the previously authorized 125,000,000,000 shares.

On April 10, 2010 the Company repaid $3,000 that was accepted as payment, in full, of the convertible promissory note which had been held by M.H Investment Trust II.

On April 22, 2019 the Company filed a Definitive Schedule 14C information statement with the Securities and Exchange Commission in connection with a 5000/1 reverse split of its common stock. The Company under New Jersey law is reducing its authorized shares of common stock to 25 million shares from the currently authorized 125,000,000,000 shares.

On April 22, 2019 we extended the obligations of the Company and the CEO to register shares of our Common Stock on a Registration Statement on Form S-1, which at a minimum include shares held by prior management and strategic vendors referred to as “Related Parties” as outlined in Section 1(d) of the Transition Agreement of January 11, 2019. The revised time to file a Registration Statement with the SEC was amended in order to include certain participants in an ongoing private placement of its stock pursuant to Section 4(a)(2) of the Securities Act of 1933. The Registration Statement was filed on July 19, 2019 and was declared effective by the Securities and Exchange Commission on August 13, 2019.

During the fiscal year ending June 30, 2019, the Company completed and announced the closing of a Private Placement of shares of its common stock at $0.25 per share, raising gross proceeds of $193,000. The Private Placement was executed pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and the proceeds will be used by the Company for working capital and corporate acquisitions.

Effective May 22, 2019 the Company completed a 5,000/1 reverse split of its Common stock reducing its authorized shares to 25 million shares of Common Stock.

On June 30, 2019, Company entered into a Share Purchase Agreement (“SPA”) to acquire a controlling interest in Alpha Predictions, LLP, (“Alpha Predictions”) an India-based technology company. Alpha Predictions has 15 professionals comprised of a team of data specialist who developed a suite of commercial data analysis products for use across multiple industries. The current product offering includes software covering eight categories: inventory, stock management, marketing optimization, sentiment analysis, customer segmentation and behavior, agro-tech image detection, electrocardiogram automation, and a recommendation engine with multiple uses. Pursuant to the terms of the SPA, the Company is acquiring 99% of the outstanding stock of Alpha Predictions from Snehalkumar Santosh Kadam, Smita Dinakar Shinde, Anuj Kumar Saxena, and Dhananjay Rajendra Adik (collectively, the “Sellers”) in exchange for approximately $1,400 (USD), (99,000 INR). Prior to being acquired by the Company, Alpha Predictions generated revenue in excess of $2.0 million (USD) and will begin contributing to mPhase revenues on July 1, 2019.

Also, on June 30, 2019, the Company announced a $2.5 million (USD) contract to provide software, training, and support services to an IT solutions and services company located in India. The contract provides mPhase with an initial $2.5 million of revenue upon delivery of the software license and also provides subsequent revenue for training, support, updates and maintenance services as provided.

On August 27, 2019, the Company’s Board of Directors approved the filing of an amendment (the “Amendment”) to the Company’s Certificate of Incorporation to increase the authorized shares of common stock from 25 million shares to 100 million shares pursuant to Section 14A:7-2(4) of the Business Corporation Law of the State of New Jersey. The Amendment was filed with the State of New Jersey on September 4, 2019.

Description of Operations

Platform Technology

Artificial Intelligence and Machine Learning

Through its recent acquisition of Alpha Predictions located in India, the customer has acquired a team of 15 software engineers and data analysis experts capable of enabling the Company to provide products in the artificial intelligence and machine learning areas. The company has in place and is developing proprietary software to enable customers to enhance their business capabilities by providing sophisticated digital analysis of large volumes of data to provide sophisticated solutions to complex problems. The current product offering includes software covering eight categories: inventory, stock management, marketing optimization, sentiment analysis, customer segmentation and behavior, agro-tech image detection, electrocardiogram automation, and a recommendation engine with multiple uses.

Smart Surfaces

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

The Company’s current technology platform is the Smart Surface. By being able to control the surface properties of materials down to the nanometer scale, new and improved devices can be designed and built that may lead to compelling business opportunities. One type of smart surface of particular interest allows properties to be changed in response to an external stimulus.

Initially, the Company’s development focused on Micro Electronic Mechanic Systems (MEMS) devices by manipulating the surface of silicon materials – the same material used to make microelectronic materials and devices. Using physical and chemical processes, the surface of the silicon is modified to make solid porous structures known as membranes. This is where microfluidics comes into play. These membranes can be used to selectively control the flow of liquids through the pores or openings at the micrometer length scale.

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

So-called superhydrophobic surfaces are also found in nature and can now be replicated in the lab. The lotus leaf and rose petal, for example, exhibit super-hydrophobicity. Here water droplets form almost perfect spheres with hardly any contact with the underlying solid surface. This makes the liquid even easier to move and manipulate. The synthesis of superhydrophobic surfaces has recently been made possible by advances in nanotechnology and the Company is leading the way to better understand and create materials and devices incorporating these unique surface properties.

As the Company’s research and development efforts evolve, in addition to silicon materials, the ability to control the surface properties of materials can be extended to other substances such as polymers, ceramics, metals, and fibers providing opportunities for our platform technology to be used in a range of potential applications such as energy storage and power management for portable electronics and microelectronics, self-cleaning surfaces, filters for water purification or desalination systems, materials for environmental remediation that separate liquids or solvents, and other situations where the control of the interaction of a solid surface exposed to a liquid is vitally important.

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

The Company is challenging this convention by using their proprietary superhydrophobic porous silicon membrane technology as the basis to build the Smart NanoBattery, a reserve battery providing Power On Command™ prior to initial activation.

Super-hydrophobicity initially keeps the liquid electrolyte physically separated from the solid electrodes of the battery, thus preventing the chemical reactions from occurring that cause the battery to provide power. This gives the Smart NanoBattery the benefit of potentially infinite shelf life.

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

The Company has successfully fabricated and demonstrated its first 3-volt lithium-based Smart NanoBattery, based on a design allowing either manual or remote activation by the user, the feature known as Power on Command™.

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

Applications

Artificial Intelligence and Machine Learning

The Company has recently acquired technologies focused on artificial intelligence and machine learning. The related proprietary software enable customers to enhance their business capabilities by providing sophisticated digital analysis of large volumes of data to provide sophisticated solutions to complex problems. The current product offering includes software covering eight categories: inventory, stock management, marketing optimization, sentiment analysis, customer segmentation and behavior, agro-tech image detection, electrocardiogram automation, and a recommendation engine with multiple uses.

Smart Surfaces and NanoBattery

The Company is exploring military and commercial applications of smart surfaces in which the properties can be accurately and precisely controlled down to the nanometer scale. Electrowetting allows the switching from a hydrophobic to hydrophilic state as a result of an electronic stimulus.

The Smart NanoBattery, the Company’s first smart surface product, has a unique architecture that enables a shelf life of decades, remote activation, programmable control, scalable manufacturing, and adaptability to multiple configurations. The value proposition to the end user is to have a source of energy or power that is literally always ready – reliable, convenient, low cost – a battery guaranteed to work at full capacity when and where you need it.

The Smart NanoBattery can conceivably supply power “on command” to a wide variety of portable electronic and microelectronic devices used in military, medical, industrial, and consumer applications.

The Company has demonstrated that the battery works in lab tests as well as in a significant field test conducted for the U.S. Army as part of a guided munitions project. The relationship with the Army also included an $850,000 funded project to develop a battery for a mission critical computer memory backup application. The target was a small footprint, 3-volt lithium battery with a minimum shelf life of 20 years and uninterruptible power output during this time period. To the best of the Company’s knowledge, no other battery technology available today can deliver the long-term performance requirements specified by the U.S. Army for this application.

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

Strategic Alliances

Artificial Intelligence and Machine Learning

The Company has recently entered into two contracts with two separate customers to provide, including but not limited to, software, training, and support services as required. The contracts provide for initial revenue streams as well as subsequent revenue for training, support, updates and maintenance services as provided.

Smart NanoBattery

The Company continued during 2019, together with Picatinny Arsenal, to jointly seek federal funding under SBIR grants to develop additional new products for military small munitions applications. The Company has a strong historic cooperative relationship for product development and testing with Picatinny Arsenal having entered into 3 CRADA’s (Cooperative Research Agreements) with this small munitions testing facility of the U.S. Army The Company seek opportunities with various potential academic partners to obtain further STTR grants for new product research and development.

In 2007, the Company entered into a Cooperative Research and Development Agreement (“CRADA”) with Picatinny Arsenal to test the single cell version of the Smart NanoBattery suitable for future research and development programs for projectile launched munitions. From 2007 through the first quarter of calendar year 2010, numerous internal laboratory air gun simulation tests were performed, including a live-air gun and live gun fired test at the United States Army’s facility at Aberdeen Proving Grounds, Aberdeen, Maryland. A prototype of the Smart NanoBattery was the subject of a live fire test as part of a projectile fired out of an Abrams Tank. The results of the test indicated that the battery was activated by 10,000 G forces indicating that it could supply energy necessary to operate a guidance system for small munitions. In addition, the Smart NanoBattery demonstrated extreme resiliency to shock and acceleration since, it survived tests that subjected it to high acceleration of over 30,000 G forces.

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

Products and Services

Since its inception in 1996, the Company has been focused on the development of intellectual property involving high technology innovative solutions and products with high-growth potential. The Company has previously served as an incubator for exploratory research and initial development for products that are best characterized as having a high risk/high reward profile since they involve exploratory research to achieve significant scientific breakthroughs from existing products that can have a substantial economic impact and benefit upon successful commercialization. Beginning on January 11, 2019, the new management of the Company has shifted the focus to the rapid expansion of profit centers centered around the rapid creation, either by acquisition or fast development of software platforms that will enable the Company to generate revenue from artificial intelligence and machine learning.

Competitive Business Conditions

The industry of artificial intelligence and machine learning software is highly competitive. Well capitalized companies such as Amazon, Google, IBM and Microsoft are devoting significant resources and capital in developing customer products and solutions using this technology. Such companies have far greater resources than the Company. The Company believes, however, that it has assembled a group in India of highly qualified software and technology experts on a very cost-effective basis. The Company is also acquiring entities that have already established customer relationships, revenues and market niches that will enable the Company to leverage off such capabilities, and where appropriate, enhance its existing technology in the area of “Smart Surfaces” described below.

Artificial Intelligence and Machine Learning Segment

Artificial intelligence is the use of machines to do cognitive work such as problem solving, pattern matching and creating new patterns. Machine learning is a subset of artificial intelligence which refers to training a machine as opposed to simply programming it. Artificial intelligence has the potential to revolutionize nearly all aspects of business across sections and functions. Currently only a small percentage of organizations have deployed artificial intelligence but this is changing quickly. There is a high correlation between organizations that are far along in digitizing their information and those that are ready for products and solutions provided by artificial intelligence and machine learning providers. The Company has acquired and is developing significant product capabilities in this area.

Battery Segment

The Company believes that the design and functionality of its lithium Smart NanoBattery make it unique to the portable electronics battery market segment throughout the fiscal year ended June 30, 2019. To the best of our knowledge, there is no existing product that directly competes with the Smart NanoBattery in terms of its combination of small size and reserve design. As a reserve battery, the Smart NanoBattery remains dormant until it is activated on command. It does not self-discharge or die prior to its first activation, thereby offering extremely long shelf life prior to use as either a primary or backup battery in a device. Shelf life is projected to be in excess of twenty years.

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

Commencing in fiscal year ended June 30, 2013, the Company has limited product development of its Smart NanoBattery in order to conserve resources. The Company continues through the fiscal year ended June 30, 2019, to protect its intellectual property with respect to the Smart NanoBattery through active management of its patent portfolio.

Patents and Licenses

The Company has filed and intend to file United States patents and/or copyright applications relating to some of our proposed products and technologies, either with our collaborators, strategic partners or on our own. There can be no assurance however, that any of the patents obtained will be adequate to protect our technologies or that we will have sufficient resources to enforce our patents.

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

The Company has intellectual property as follows:

Artificial Intelligence and Machine Learning:

The Company is evaluating various aspects of its artificial intelligence and machine learning technologies and will file for protective patents as determined appropriate.

Nano Technology, Micro Electrical Mechanical Systems (MEMS) and Battery Portfolio:

Various aspects of the Company’s technology are protected by patents either owned directly by the Company or with respect to which the Company has sub-licensing rights. The Company’s current battery related patent portfolio consists of ten issued or licensed patents, of which one is jointly owned with Nokia Corporation (formerly Alcatel Lucent Technologies), and five are licensed from Nokia Corporation. These cover such aspects of the technology as the ability to use electrowetting to create a moveable liquid lens, methodology and apparatus for reducing friction between a fluid and a body, methodology for etching planar silicon substrates to develop a reserve battery device, methodology and apparatus for controlling the flow resistance of a fluid on nanostructured or microstructured surfaces, methodology for creating a structured membrane with controllable permeability, methodology for a nanostructured battery with end of life cells, and methodology for making a multi-cell battery system with multiple chemistries in each individual cell of the battery pack. Some of these patents are specific to the development of a battery device while others are more generalized. The Company has four patent applications that are subject to reinstatement, of which three, the Company intends to submit for reinstatement.

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

In order to conserve financial resources, the Company did not file for patent protection any additional technology or products during the fiscal year ended June 30, 2019. As of the date hereof, the Company has rights under the following patents:

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

Research and Development

Artificial Intelligence

With the recent acquisition of Alpha Predictions, located in India, the Company is able to offer a multitude of services through the use of data analysis. These include; primary and secondary research, business plans, product and application potential, market potential, demand forecasting, segmentation, targeting, positioning, investment, divestment, data analytics and several optimization techniques. Alpha Predictions uses its corporate and business level consulting expertise to support and enhance the growth of promising enterprises. Our research team uses the holistic approach that encompasses multiple facets of a business. We have developed a unique approach to problem solving that is time tested.

Alpha Predictions analyzes every problem or situation through various perspectives. Consulting is multidisciplinary, that is why our team is comprised not only of data analysts but also financial analysts and domain experts. Alpha Predictions provides a highly sophisticated digital analysis capability to its business clients including Supply Chain Analysis, Pricing Analysis, Market Entry Analysis and Customer Insight. Alpha Predictions currently has approximately $2.0 million (USD) in revenues. The Company is able to leverage Alpha Prediction personnel and their expertise to develop new proprietary software platforms for data analysis derived from its present experience and expertise gained in servicing its present customer base.

Smart Surfaces

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

During fiscal years ended June 30, 2008, June 30, 2009, and June 30, 2010, the Company engaged in joint research with Rutgers University in connection with a $750,000 STTR Grant from the United States Army for purposes of developing an emergency reserve battery to back-up a computer memory application.

Employees

The Company currently employs two full-time employees, both of which are officers of the Company and two part-time consultants who provide legal services and accounting services. Subsidiary companies in India employ a total of 40 software engineers and data analysis experts.

ITEM 1A. RISK FACTORS

Risks Relating to the Company’s Complete Dependence upon the Development of New Products

Prior to the Company’s change in management on January 11, 2019, the Company has been forced to curtail development of all products and it is unknown whether the Company will be successful in acquiring and developing products in the fields of artificial intelligence and machine learning except its Smart NanoBattery in order to conserve financial resources.

The Company has been forced to focus on commercialization of only one of its products. No assurance can be given that the Company will have sufficient resources to develop new products in the areas of artificial intelligence and machine learning. The Company’s lack of financial resources to simultaneously develop multiple products could increase its overall risk profile as a company.

Our current “smart surface technology” is at an early stage of development and we may not develop products that can be commercialized.

We have derived very limited revenues from a Phase I Army Grant of approximately $100,000 and a Phase II Army Grant of approximately $750,000 with respect to our Smart NanoBattery product from inception of development in February 2004 through the date hereof. Other material revenue was derived from our series of battery “Jump Starters” in the fiscal years ended 2014 and 2015; products that the Company discontinued beginning in April 2016 owing to contracting margins and increased competition,

We have limited manufacturing, marketing, distribution and sales capabilities which may limit our ability to generate revenues.

Due to the relatively early stage of our products, we have recent, but very limited, investments in software platform, marketing, distribution or product sales resources. We cannot assure you that we will be able to invest or develop any of these resources successfully or as expediently as necessary. The inability to do so may inhibit or harm our ability to generate revenues or operate profitably.

We have a history of operating losses and we have never generated an operating profit in our history.

If we continue to suffer losses as we have in the past, investors may not receive any return on their investment and may lose their entire investment. Our prospects must be considered speculative in light of the risks, expenses and difficulties frequently encountered by companies with new products in their early stages of development, particularly in light of the uncertainties relating to the new, competitive and rapidly evolving markets in which we anticipate we will operate. To attempt to address these risks, we must, among other things, further develop our technologies, products and services, successfully implement our research, development, marketing and commercialization strategies, respond to competitive developments and attract, retain and motivate qualified personnel. A substantial risk is involved in investing in us because, as a company we have fewer resources than an established company, our management may make mistakes with respect to development of new products, and we may be more vulnerable operationally and financially to any mistakes that may be made, as well as to external factors beyond our control.

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

Our ability to generate revenues from our entry into the fields of artificial intelligence and machine learning as well as from our Smart Nano Battery will depend on a number of factors, including our ability to successfully complete and implement our commercialization strategy. In addition, even if we are successful in bringing our Smart Nano Battery to market, we will be subject to the risk that the marketplace will not accept such product. We may, and anticipate that we will need to, transition from a company with a research and development focus to a company capable of supporting commercial activities and we may not succeed in such a transition.

Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict the extent of our future losses or when or if we will become profitable.

Our failure to successfully commercialize our new products in the fields of machine learning and artificial intelligence as well as our Smart Nano Battery or to become and remain profitable could depress the market price of our Common Stock and impair our ability to raise capital, expand our business, diversify our product offerings and continue our operations.

Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict the extent of our future losses or when or if we will become profitable.

Our failure to successfully commercialize our products to be developed in the fields of artificial intelligence and machine learning as well as our Smart Nano Battery, or to become and remain profitable could depress the market price of our Common Stock and impair our ability to raise capital, expand our business, diversify our product offerings and continue our operations.

Risks Relating to Technology

We are dependent on new and unproven technologies.

Our risks as an early stage company are compounded by our heavy dependence on emerging and sometimes unproven technologies such as artificial intelligence and machine learning as well as our Smart Nanobattery. If these technologies do not produce satisfactory results, our business may be harmed.

We may not be able to commercially develop our technologies and proposed product lines, which, in turn, would significantly harm our ability to earn revenues and result in a loss of investment.

Our ability to commercially develop our technologies will be dictated in, large part, by forces outside our control which cannot be predicted, including, but not limited to, general economic conditions. Other such forces include the success of our research and field testing, the availability of collaborative partners to finance our work in pursuing applications of artificial intelligence, machine learning and “smart surfaces” or other developments in the field which, due to efficiencies or technological breakthroughs may render one or more areas of commercialization more attractive, obsolete or competitively unattractive. It is possible that one or more areas of commercialization will not be pursued at all if a collaborative partner or entity willing to fund research and development cannot be located. Our decisions regarding the ultimate products and/or services we pursue could have a significant adverse effect on our ability to earn revenue if we misinterpret trends, underestimate development costs and/or pursue wrong products or services. Any of these factors either alone or in concert could materially harm our ability to earn revenues or could result in a loss of any investment in us.

If we are unable to keep up with rapid technological changes in our field or compete effectively, we will be unable to operate profitably.

We are engaged in activities in the artificial intelligence, machine learning, nanotechnology and microfluidics field, which is characterized by extensive research efforts and rapid technological progress. If we fail to anticipate or respond adequately to technological developments, our ability to operate profitably could suffer. We cannot assure you that research and discoveries by other companies will not render our technologies or potential products or services uneconomical or result in products superior to those we develop or that any technologies, products or services we develop will be preferred to any existing or newly-developed technologies, products or services.

Risks Related to Intellectual Property

Certain aspects of our technology are not protectable by patent or copyright.

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

Patent and trade secret protection is critical for the new technologies we utilize, artificial intelligence, machine learning and nanotechnology and microfluidics, as well as the products and processes derived through them. Our success will depend, to a substantial degree, on our ability to obtain and enforce patent protection for our products, preserve any trade secrets and operate without infringing the proprietary rights of others. We cannot assure you that:

●	we will succeed in obtaining any patents in a timely manner or at all, or that the breadth or degree of protection of any such patents will protect our interests,

●	the use of our technology will not infringe on the proprietary rights of others,

●	patent applications relating to our potential products or technologies will result in the issuance of any patents or that, if issued, such patents will afford adequate protection to us or not be challenged, invalidated or infringed,

●	patents will not issue to other parties, which may be infringed by our potential products or technologies, and

●	we will continue to have the financial resources necessary to prosecute our existing patent applications, pay maintenance fees on patents and patent applications, or file patent applications on new inventions.

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

Our strategy for the development, testing and commercialization of our proposed products requires that we enter into collaborations with corporate partners, licensors, licensees and others. Some of these collaborators will be located in India and other countries outside of the United States which pose additional legal and economic risks. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of our partners. Under agreements with collaborators, we may rely significantly on such collaborators to, among other things:

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

Risks Related to Competition

The market for energy storage products, artificial intelligence and machine learning is highly competitive.

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

We require substantial additional capital resources in order to conduct our operations and develop and commercialize our products and run our facilities. We will need significant additional funds or collaborative partners, or both, to finance the research and development activities of our potential products. Accordingly, we are continuing to pursue additional sources of financing. Our future capital requirements will depend upon many factors, including:

●	The continued progress and cost of our research and development programs,

●	The costs in preparing, filing, prosecuting, maintaining and enforcing patent claims,

●	The costs of developing sales, marketing and distribution channels and our ability to sell the products if developed,

●	The costs involved in establishing manufacturing capabilities for commercial quantities of our proposed products,

●	Competing technological and market developments,

●	Market acceptance of our proposed products, and

●	The costs for recruiting and retaining employees and consultants.

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

Risks Relating to Earn Out Agreement with the new CEO of the Company

At June 30, 2019, the Company estimated by application of a Black Scholes option pricing model that $18,695,227 of unrecognized pre-tax non-cash compensation expense, which the Company expects to recognize, based on a weighted-average period of 2 years and 5 ½ months. The Company will record the compensation expense over the estimated requisite service term or vesting period to earn the conditions of the warrant. There are an estimated 37,390,000 total shares issuable under the warrant that are attainable under the agreement at June 30, 2019. Such issuance will cause periodic dilution of the Company’s stock during the course of the Earn-Out period and reductions to book income with respect to the first $15 million in revenues realized by the Company.

Risks Relating to Our Debt Financings

If we are required for any reason to repay our outstanding debt, we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the debt, if required, could result in future legal action against us, which could require y depletion of our working capital.

At June 30, 2019 the amount recorded in Current Liabilities for convertible note plus accrued interest thereon previously issued to JMJ Financial was $109,000 and $84,287, respectively. As of June 30, 2019, the aggregate remaining amount of convertible securities held by JMJ could be converted into 9,664 common shares at the conversion floor price of $20.

As of December 15, 2014, a Convertible Debenture Holder has a Judgment in the amount of approximately $1.6 million entered into by the United States District Court of the Northern District of Illinois.

The Company has entered into a Forbearance Agreement, as amended, with John Fife currently its largest debt holder arising out of a lawsuit and judgment in connection with the default on a Convertible Note in the original principal amount of $550,000 issued on September 13, 2011. On December 10, 2018, this agreement was modified to eliminate the conversion feature of the underlying security. Monthly payments of $15,000 are due and payable on the 15th day of each month through February 15, 2020 with a final payment of $195,000 due and payable on March 15, 2020. Failure to pay such amounts would enable Fife to immediately enforce the remaining about of the debt owed by the Company. Under the Judgement Settlement Agreement $855,660 is included in the line item “Current portion, liabilities in arears - judgement settlement agreement” in the current liabilities section of the Company’s Balance Sheet at June 30, 2019. Should the Company satisfy this liability under the Judgement Settlement Agreement we would realize a gain on such settlement of approximately $580,000.

The Company recorded $60,296 of finance charges for the fiscal year ended June 30, 2019. At June 30, 2019, $58,142 of finance charges remained outstanding under this note.

On June 19, 2019, the Company entered into a Securities Purchase Agreement dated as of June 19, 2019 with Power Up Lending Group, (the “Lender”).

The Company issued an 8% Convertible Promissory Note in the principal amount of $78,000 to the Lender with a maturity date of June 19, 2020. The Company received net proceeds in the amount of $45,800, with $25,000 refinancing a prior convertible promissory note due to the Lender that had been in default, $3,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this Securities Purchase Agreement and Convertible Promissory Note, and $4,200 being paid to the Company’s Transfer Agent to satisfy an outstanding balance. This note becomes due in full, together with accrued interest in June 2020 for approximately $85,000. Should we fail to make such payments the lender can demand shares of our common stock to satisfy this obligation at a 38% discount to its then market value resulting in substantial dilution to satisfy this obligation.

mPhase’s stock price has suffered significant declines during the past ten years and remains volatile.

The market price of our common stock closed at $7.88 per share on July 26, 2000 and, despite a significant reverse-split of 5000/1 effective May 22, 2019, it closed at $0.85 per share on June 30, 2019. Stocks in microcap companies having stock values below $5.00 per share generally have much more volatility than higher priced stocks. Our common stock is a highly speculative investment and is suitable only for such investors with financial resources that enable them to sustain the loss of their entire investment in such stock. Because the price of our common stock is less than $5.00 per share and is not traded on the NASDAQ National or NASDAQ Small Cap exchanges, it is considered to be a “penny stock,” limiting the type of customers that broker/dealers can sell to. Such customers consist only of “established customers” and “Accredited Investors” (within the meaning of Rule 501 of Regulation D of the Securities Act of 1933, as amended), generally individuals and entities of substantial net worth, thereby limiting the liquidity of our common stock. Finally, the OTC markets group has designated our stock a “shell risk” which causes brokerage firms and their clearing agents to not accept newly issued shares of our common stock for deposit in street name and allow the holder to sell such stock.

Other General Risks

We may not be able to raise sufficient capital to market our new products in the areas of artificial intelligence and machine learning and our Smart NanoBattery product applications of our technology on any meaningful scale.

We may not be able to obtain the amount of additional capital needed until the Company has established significant and predictable sales and revenues from our technology. We have been successful in the past as a micro-cap development stage company in raising capital; however, recent trends in the capital markets are likely to pose significant challenges for the Company. Factors affecting the availability of capital include:

●	the price, volatility and trading volume of our common stock;

●	future financial results including sales and revenues generated from operations;

●	the market’s view of the business sector of nanotechnology reserve batteries and emergency flashlights; and

●	the perception in the capital markets of our ability to execute our business plan

We have reported net operating losses for each of our fiscal years from our inception.

We have reported net operating losses for each of our fiscal years from our inception in 1996 through the present and may not be able to operate profitability in the future.

We have had net losses of approximately $213,633,853 since our inception in 1996 and cannot be certain when or if we will ever be profitable. We expect to continue to have net losses for the foreseeable future. We need to raise at least $5 million in additional cash during the next 12 months through further equity private placements or debt financings to continue operations and implement the acquisition plans of the Company’s new management including the completion of the acquisitions of Alpha Predictions and Travel Buddhi, as well as potentially complete a merger with Scepter Commodities LLC. At June 30, 2019, we have working capital deficit of $2,440,289 and a stockholders’ deficit of $213,633,853.

Our independent auditor’s report expresses doubt about our ability to continue as a going concern.

The reports of the Company’s outside auditor Assurance Dimensions, and its prior auditors D’Arelli Pruzansky, P.A., Demetrius Berkower, LLC., Rosenberg, Rich, Baker, Berman & Company, and Arthur Andersen & Co., with respect to its latest audited reports on Form10-K for each of the fiscal years commencing in the fiscal year ended June 30, 2001 through the fiscal year ended June 30, 2019, stated that “there is substantial doubt of the Company’s ability to continue as a going concern.” Such opinion from our outside auditors makes it significantly more difficult and expensive for the Company to raise additional capital necessary to continue our operations.

Risk Factors Related to Our Operations

We have not to date had completed final military or commercial development of our flagship product, the Smart NanoBattery.

We have derived no material revenues from our Smart NanoBattery from inception of development in February 2004 through June 30, 2019.

The loss of future potential investments by prior officer and directors could adversely affect our business.

Management and employment contracts with all of our officers prior to January 11, 2019 have expired and no assurances can be given that such executives will continue to invest in the Company or that the Company will be able to successfully enter into agreements with such key executives. All of our prior officers have made significant investments in the Company in the form of periodic equity purchases of common stock and bridge loans and have been granted stock and stock options that are intended to represent a key component of their compensation. Such grants may not provide the intended incentives to such officers to continue investing in our common stock if our stock price declines or experiences significant volatility. In addition, our three prior corporate officers accumulated past accrued and unpaid salaries in the aggregate amount of approximately $539,000 and certain notes and accrued interest that were settled for common stock and an amended conversion feature during the fiscal year ended June 30, 2017 and portions of the fiscal years ended June 30, 2018 and 2019, have agreed to convert such amounts into common stock of the Company.

Risks Related to Our Targeted Markets

The sale of new high technology products often has a long lead-time and a multiplicity of risks.

Commercialization of new technology products often has a very long lead time since it is not possible to predict when major companies will license such technology for sale to their customers. The scientific disciplines of artificial intelligence, machine learning, nanotechnology and microfluidics used to develop our Smart NanoBattery are each in their very early stages and acceptance and demand for such products can often be a long evolutionary process.

The sciences of artificial intelligence, machine learning and nanotechnology is at a very early stage as disciplines and each is subject to great uncertainty and swift changes in technology.

Microfluid dynamics and the manipulation of materials of nano size and dimensions is a very new science and the creation of new products is dependent upon new and different properties of such materials created that will result in many uncertain applications and rapid change. The evolution of nanotechnology as a new science adds greater uncertainty to new applications and new and improved product introductions is unpredictable. Artificial intelligence and machine learning are even newer sciences and are subject to many uncertain future developments.

We may not be able to create new products from our intellectual property using microfluidics that will be acceptable in water purification, oil separation from water and other environment markets.

The market for “green” products and solutions is characterized by changing regulatory standards, new and improved product introductions, and changing customer demands.

Large companies such as Amazon, Google, Microsoft, and Facebook have great resources and are currently focusing significant capital for new solutions using artificial intelligence and machine learning. Such companies have made significant inroads to date in the areas of artificial intelligence and machine learning owing to their substantial capital resources and focused and committed research and development.

Our future success will depend upon our ability to achieve compelling technology innovations that are economic and practical to produce in large quantities. Success in new technology, products and services is a complex and uncertain process requiring high levels of innovation, highly skilled engineering and development personnel, and the accurate anticipation of technological and market trends. We may not be able to identify, develop, market or support new or enhanced technology, products, or services on a timely basis, if at all, owing to our size and limited financial resources.

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

The compelling need for critical mission batteries and other applications of our nanotechnology will depend upon both military and commercial needs going forward and the demand for our products as components. Thus, the success of our Smart NanoBattery and other applications of our technology will depend upon the continuing need for the end user products and market demand.

The sale of new high technology products often has a long lead-time and a multiplicity of risks.

Commercialization of new technology products often has very long lead time since it is not possible to predict when major companies will license such technology for sale to their customers. The science of artificial intelligence and machine learning as well as nanotechnology and microfluidics used to develop our Smart NanoBattery are each in their very early stages and acceptance and demand for such products can often be a long evolutionary process.

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

We believe that our intellectual property with respect to our Smart NanoBattery , our proprietary rights with respect to the Company’s permeable membrane design consisting of both micro and nano scale silicon features that are coated with a monolayer chemistry used to repel liquids, and our recent entry into the area of artificial intelligence and machine learning are critical to our future success. The Company’s current battery related patent portfolio consists of Smart Surfaces technologies. Our pending patent applications may never be granted for various reasons, including the existence of conflicting patents or defects in our applications. Even if additional U.S. patents are ultimately granted, there are significant risks regarding enforcement of patents in international markets. There are many patents being filed as the science of nanotechnology develops and the Company has limited financial resources compared to large, well established companies to bring patent litigation based upon claims of patent infringement.

ITEM 2. PROPERTIES

Our headquarters is located in 9841 Washingtonian Boulevard, Suite 390, Gaithersburg, MD 20878. The lease for this office, since January 11, 2019; which presently is month to month, is charged at a monthly cost of $1,350 ($16,200 annually).

ITEM 3. LEGAL PROCEEDINGS

Effective December 10, 2018, the Company entered into a “Judgment Settlement Agreement” to satisfy in full the Forbearance Agreement with Fife that was previously in effect. As a result, under the Judgment Settlement Agreement, no shares of the Company’s common stock are issuable or eligible to be converted into. Under the terms of the Judgment Settlement Agreement, the Company is required to pay $15,000 per month from January 15, 2019 through and including February 15, 2020, with a final payment of $195,000 due and payable in March of 2020. The Company has made all payments required as of the date hereof. Failure to make any of the payments, when due, will result in an additional debt obligation, inclusive of principal and interest at the date of default ($570,660 as of June 30, 2019), to be immediately due and payable by the Company.

From time to time the Company may be involved in various legal proceedings in the ordinary course of business.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) MARKET PRICES OF COMMON STOCK. The primary market for mPhase’s common stock is the OTC Pink Quotation System, where it trades under the symbol “XDSL.” The following table sets forth the high and low closing prices for the shares for the periods indicated as provided by the NASDAQ’s OTCBB System. The stock prices have been adjusted to reflect a 5000/1 reverse split of the Common Stock of the Company. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

YEAR/QUARTER	HIGH	LOW
Fiscal year ended June 30, 2019
First Quarter	$1.00	$0.005
Second Quarter	1.00	0.05
Third Quarter	1.50	0.50
Fourth Quarter	1.50	0.50

Fiscal year ended June 30, 2018
First Quarter	0.50	0.05
Second Quarter	1.00	0.25
Third Quarter	1.00	0.25
Fourth Quarter	$0.75	$0.50

Penny Stock Rules

Our shares of Common Stock are subject to the “penny stock” rules of the Securities Exchange Act of 1934 and various rules under this Act. In general terms, “penny stock” is defined as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rules provide that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC, authorized for quotation from the NASDAQ stock market, issued by a registered investment company, and excluded from the definition on the basis of price (at least $5.00 per share), or based on the issuer’s net tangible assets or revenues. In the last case, the issuer’s net tangible assets must exceed $3,000,000 if in continuous operation for at least three years or $5,000,000 if in operation for less than three years or the issuer’s average revenues for each of the past three years must exceed $6,000,000.

Trading in shares of penny stock is subject to additional sales practice requirements for broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 (or $300,000 together with their spouse), and certain institutional investors. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of the security and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks. These rules may restrict the ability of broker-dealers to trade or maintain a market in our Common Stock, to the extent it is penny stock, and may affect the ability of shareholders to sell their shares.

(B) HOLDERS

Common Stock

At June 30, 2019, the Company had 11,689,078 shares of common stock outstanding, 461,553 shares of common stock to be issued, and over 23,000 stockholders of record. The Company has reserved 1,258,064 shares of its common stock in connection with its convertible note financing of June 19, 2019.

Increase in Authorized Shares of Common Stock

On August 27, 2019, the Company’s Board of Directors approved the filing of an amendment (the “Amendment”) to the Company’s Certificate of Incorporation to increase the authorized shares of common stock from 25 million shares to 100 million shares pursuant to Section 14A:7-2(4) of the Business Corporation Law of the State of New Jersey. The Amendment was filed with the State of New Jersey on September 4, 2019.

(C) DIVIDENDS

We have never declared or paid any cash dividends and have no plans to do so in the foreseeable future as we currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Our future dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws, our current preferred stock instruments, and our future credit arrangements may then impose.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected mPhase’s financial position and should be read in conjunction with the accompanying financial statements, financial data and the related notes.

RESULTS OF OPERATIONS

OVERVIEW

On January 11, 2019, the Company underwent a complete change in management and control. The new management of the Company has broadened the Company’s product mix to include artificial intelligence and machine learning products. Artificial Intelligence is software algorithms that mimic human intelligence in a way that allows such software to make decisions and solve problems. The engine of Artificial Intelligence is Machine Learning. Machine Learning is trained by analysis of very large amounts of digital data to discover patterns underlying real world problems. Data Science is a set of techniques for processing, analyzing and visualizing data. Data science can include machine learning at the analytical stage.

On June 30, 2019, the Company entered into a Share Purchase Agreement (“SPA”) to acquire a controlling interest in Alpha Predictions, LLP, (“Alpha Predictions”) an India-based technology company, that has developed a suite of commercial data analysis products for use across multiple industries. Alpha Predictions is comprised of a team of 15 professionals including data specialists who are developing software designed to provide enhanced levels of data analysis for specific business applications. The current product offering includes software covering eight categories: inventory, stock management, marketing optimization, sentiment analysis, customer segmentation and behavior, agro-tech image detection, electrocardiogram automation, and a recommendation engine with multiple uses.

Prior to being acquired by the Company, Alpha Predictions generated revenue in excess of $2.0 million (USD) and will begin contributing to mPhase revenues on July 1, 2019.

Through fiscal year ended June 30, 2018, the Company solely focused on the management of intellectual property associated with the development of innovative power cells and related products through the science of microfluidics, microelectromechanical systems (MEMS) and nano-technology.

YEAR ENDED JUNE 30, 2019 VS. JUNE 30, 2018

Continuing Operations

Revenues

Our revenue increased to $2,500,000 for the year ended June 30, 2019, compared to $0 for the year ended June 30, 2018. The increase is the result of a new customer agreement entered into during the fourth quarter of fiscal year 2019.

Operating Expenses

Our operating expenses increased to $4,265,886 for the year ended June 30, 2019, compared to $735,026 for the year ended June 30, 2018, an increase of $3,530,860, or 480%. The increase is primarily due to stock-based compensation expense recognized during 2019 related to the Company’s Chief Executive Officer and Chief Financial Officer, an increase in general and administrative expenses related to salaries of the new Chief Executive Officer and Chief Financial Officer, coupled with increased operating expenses to support the increased operations associated with the mPhase Technologies India subsidiary, partially offset by lower expenses from prior officers for services rendered.

Other Income (Expense)

Our other expense, net, decreased by $1,047,524, or 95%, for the year ended June 30, 2019. The decrease is primarily the result of decreases in the realized gain on extinguishment of debt and interest expense.

Net Loss from Continuing Operations

We had a net loss of $1,974,101 for the year ended June 30, 2019, compared to net income of $126,734 for the year ended June 30, 2018, a decrease of $2,100,835. The increase in net loss is primarily driven by the increase in operating expenses and other income (expense), partially offset by the increase in gross profit.

Discontinued Operations

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotions, legal and professional fees and general and administrative expenses decreased to $0 for the year ended June 30, 2019, compared to $22,009 for the year ended June 30, 2018. The decrease is due to a declines in selling and marketing and general and administrative expenses.

Other Income (Expense)

Our other income, net, decreased by $190,329 for the year ended June 30, 2019. The decrease is primarily the result of decreases in the realized gain on extinguishment of debt and interest expense.

Net Income from Discontinued Operations

We had net income of $18,940 for the year ended June 30, 2019, compared to net income of $187,170 for the year ended June 30, 2018, a decrease of $168,230. The decrease is primarily driven by the decrease in other income (expense), partially offset by the decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative losses of $213,633,853 and a working capital deficit of $2,440,289 at June 30, 2019. The auditors’ reports for the fiscal years ended June 30, 2019 and 2018, includes the statement that “there is substantial doubt of the Company’s ability to continue as a going concern”. At June 30, 2019, the Company had a positive net worth of $605,638 compared to a negative net worth of $3,992,469 at June 30, 2018.

During the year ended June 30, 2019, the Company issued 640,000 shares of its common stock and had 132,000 shares of common stock to be issued in connection with private placements, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, raising net proceeds of $193,000. The proceeds were used by the Company as working capital.

During the year ended June 30, 2018, the Company issued 360,000 shares of its common stock in connection with private placements, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, raising net proceeds of $81,000 and incurred finder’s fees in the amount of $9,000. The proceeds were used by the Company as working capital.

Pursuant to a resolution of the Company’s Board dated November 28, 2017, a former outside Director received 200,000 shares of the Company’s common stock valued at $100,000, whereby such shares would be issued when enough authorized shares became available. The liability for this award was included in accrued expenses at June 30, 2018. The shares of the Company’s common stock were issued during the year ended June 30, 2019.

Also, during the year ended June 30, 2019, a former outside Director’s affiliated firms converted $186,000 of accrued fees into 372,000 shares and $132,234 of a note and accrued interest into 276,205 shares of the Company’s common stock. At June 30, 2019, there was no outstanding balance for accrued fees or for a note with accrued interest.

At various points during past fiscal years certain officers of the Company provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of these notes accrue interest at the rate of 6% per annum, and are payable on demand. During the fiscal years ended June 30, 2019 and 2018, the officers advanced $144,557 and $77,326 to provide working capital to the Company and $15,467 and $44,274 has been charged for interest on loans from officers.

At June 30, 2019 and 2018, these outstanding notes including accrued interest totaled $58,165 and $777,712, respectively. At June 30, 2019 and 2018, these promissory notes are convertible into shares of the Company common stock, if available.

During the fiscal year ended June 30, 2019, Messrs. Durando, Dotoli and Smiley received 800,000 shares of common stock, which were valued at $400,000, Mr. Biderman a former outside Director received 200,000 shares of common stock, which were valued at $100,000 and strategic consultants received 150,000 shares of common stock, which were valued at $75,000. In the aggregate, this group received a total of 1,150,000 shares of common stock, which was valued at $575,000 and included in accrued expenses at June 30, 2018.

During the fiscal year ended June 30, 2019, the Company issued 3,898,733 shares of common stock and had 329,553 shares of common stock to be issued to a number of related parties and strategic consultants in connection with prior services provided to the Company. The shares issued were valued at $1,883,445. During the fiscal year ended June 30, 2018, there were no shares of common stock issued to related parties or strategic consultants.

The Company believes that private placements of its common stock and convertible debt to be issued from time to time will fund our short term capital needs. At June 30, 2019, the Company had 25,000,000 authorized shares of common stock of which 11,689,078 shares were outstanding and 461,553 shares were to be issued. On August 27, 2019, the Company increased the authorized shares of its common stock to 100,000,000 shares.

The Company expects to continue generating revenues during the fiscal year beginning July 1, 2019 from its artificial intelligence and machine learning software platforms. The Company does not expect to derive any material revenue from its nanotechnology product development until after a deployment and custom tailoring of its Smart Nanobattery.

MANAGEMENT’S PLANS AND CURRENT STATUS

On January 11, 2019, the Company completed a major change in control and change in management. The new management of the Company has significant capabilities in the product areas of artificial intelligence and machine learning. The focus will be to identify and acquire profitable software platforms with competitive advantages sourced primarily, but not exclusively out of India. New management believes that it can retain software engineers and platforms at considerably lower cost in India than would be available in the United States. The new emphasis of management is to acquire, create, and establish profit centers in India that are in need of capital in order to grow. New management intends to periodically access the United States equity and debt capital markets to acquire high growth enterprises in India in need of capital. The Company is also currently considering strategic alternatives to best monetize its remaining patent portfolio, including partnering to exploit its opportunities for our drug delivery system with a major pharmaceutical generic pharmaceutical company in India. In addition the Company is continuing the efforts of prior management to seek funding for and strategic alliances with The Department of Defense Ordnance Technology Consortium “DOTC”, Small Business Innovative Research “SBIR”, Cooperative Research and Development Agreements (CRADA) and similar programs.

During fiscal year 2019, the Company raised $193,000 from a private placement of its common stock at $0.25 per share. Prior management as well as outside individual investors that have historically funded the Company participated in this offering. In addition, the Company raised a total of $254,600 through the sale of various 8% convertible promissory notes to accredited investors on June 19, 2019, July 30, 2019, September 5, 2019 and September 24, 2019. A portion of the first Note refinanced prior indebtedness that was in arrears to the accredited investor. Each of the convertible promissory notes is convertible into the Company’s common stock at a 38% discount to market value in 180 days after issuance, provided that such notes can be prepaid with a prepayment premium to its face value within 180 days of issuance. The foregoing financings are expensive costs of capital and management believes that it will have access to financings on more favorable terms during fiscal year 2020 as it achieves growth in its revenues. Management believes that it will be necessary to raise in excess of $5 million during fiscal year 2020 in order to maintain operations and achieve the current high growth strategy for the Company.

In our continued effort to revise our debt obligations existing prior to December 31, 2018, the Company and the note holder, JMJ Financial, have been renegotiating the settlement of outstanding balances. During the fiscal year ended June 30, 2018, the Company recorded the cancellation of two notes assigned to River North from JMJ Financial for a total of $693,060 of principal and $358,534 accrued interest thereon, which resulted in a $1,051,594 gain from the cancellation of debt. At June 30, 2019, the Company is negotiating a settlement for the remaining $109,000 of principle and $84,287 of accrued interest thereon due to JMJ, and is offering a cash settlement for approximately $25,000.

Effective December 10, 2018, the Company entered into a “Judgment Settlement Agreement” to satisfy, in full, the prior Forbearance Agreement with Mr. Fife. As a result, the Forbearance agreement is no longer in effect and no shares of our common stock are issuable or eligible to be converted to under this obligation. Under the terms of the Judgment Settlement Agreement, the Company is obligated to pay Mr. Fife $15,000 per month through February of 2020 with a final payment of $195,000 to fully repay the obligation in March of 2020. During the year ended June 30, 2019, the Company paid $90,000 to Mr. Fife under the Judgment Settlement Agreement. At June 30, 2019, the value of the debt obligation was $855,660, and as of the date hereof the Company has made all payments required under such agreement.

During December 2017, the Company’s Board of Directors approved the issuance of 3,200,000 shares of common stock to Officers, Directors and the Company’s accounting consultant in exchange for aggregate indebtedness and fees owed to such persons in the approximate amount of $1,600,000. During September 2018, the Company issued the 1,150,000 shares of its common stock pursuant to the announced stock award. Also, during the year ended June 30, 2019, the Company settled $1,883,445 of related party and strategic vendor debts by issuing 3,898,733 shares of common stock with 329,553 shares of common stock to be issued pursuant to this part of our recapitalization plan.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $204,000 and $173,000 during the year ended June 30, 2019 and 2018, respectively and has a working capital deficit of approximately $2,440,000 at June 30, 2019.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management’s plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition targets. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

Capital Raising Transactions

During the fiscal years ended June 30, 2019 and 2018, the Company received $193,000 and $81,000 of net proceeds from the issuance of 640,000 with 132,000 shares to be issued, and 360,000 shares of common stock in private placements with accredited investors, incurring finder’s fees of $0 and $9,000, respectively.

Conversion of Debt Securities

During the fiscal year ended June 30, 2019, the Company issued 3,898,733 shares of common stock with 329,553 shares to be issued, to a number of related parties and strategic consultants in connection with prior services provided to the Company. The shares issued were valued at $1,883,445. During the fiscal year ended June 30, 2018, there were no shares of common stock issued to related parties or strategic consultants.

During the fiscal years ended June 30, 2019 and 2018, there were no conversions by JMJ Financial, John Fife (dba St. George Investors) / Fife Judgment, MH Investment Trust II, or Power Up Lending.

Subsequent to June 30, 2019, the Company issued 64,800 shares of its common stock, valued at $16,200, to a number of related parties and strategic consultants in connection with prior services provided to the Company.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Critical Accounting Policies

The Company’s critical accounting policies are as follows:

Derivative Instruments

The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with ASC topic 815, Accounting for Derivative Instruments and Hedging Activities as well as related interpretations of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, considering all of the rights and obligations of each instrument.

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of the Company’s common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes.

Convertible Debt Instruments

The Company records debt net of debt discount for beneficial conversion features and warrants, on a relative fair value basis. Beneficial conversion features are recorded pursuant to the Beneficial Conversion and Debt Topics of the Financial Accounting Standards Board (“FASB”) ASC. The amounts allocated to warrants and beneficial conversion rights are recorded as debt discount and as additional paid-in-capital. Debt discount is amortized to interest expense over the life of the debt.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019 to determine whether the Company’s disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

There was no change in our internal control over financial reporting during the year ended June 30, 2019.

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

Changes in Internal Control over Financial Reporting

The Company obtained, on a fee basis, an outside consultant to assist the Company with the accounting of convertible debentures and derivatives, and the consultant was utilized during all four quarters of each of the fiscal years ended June 30, 2019 and 2018. Additionally, effective June 1, 2019, the Company hired an experienced full-time Chief Financial Officer. However, mPhase Technologies is a small company with a total staff of 2 full-time employees. This size limits, and may continue to limit, the Company’s ability to provide for adequate backup of financial personnel. Accordingly, efforts individually and in the aggregate may be insufficient to fully eliminate the condition that could adversely affect the organization’s ability to record, summarize and report financial data consistent with the assertions of management in the financial statements.

There were no changes in our internal control over financial reporting during the fiscal year ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our directors are elected at the annual meeting of shareholders to hold office until the annual meeting of shareholders for the ensuing year or until their successors have been duly elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. No family relationships exist between any of the executive officers or directors.

The following table sets forth certain information with respect to each person who is an executive officer or director. mPhase’s executive officers and directors as of June 30, 2019, are as follows:

NAME	AGE	POSITION(S)
Anshu Bhatnagar	45	Chief Executive Officer and Director

Christopher Cutchens	42	Chief Financial Officer

ANSHU BHATNAGAR has served as our Chief Executive Officer and Chairman of our board of directors since January 11, 2019. In addition, Mr. Bhatnagar is a food distribution veteran also CEO and Chairman of the Board of VERUS International, Inc, another publicly-traded company and previously was the Chief Executive Officer of American Agro Group, an international trading and distribution company that specialized in exporting agricultural commodities and food products from May 2012 to January 2016. Mr. Bhatnagar was also a Managing Member of Blue Capital Group, a real estate oriented multi-family office focused on acquiring, developing, and managing commercial real estate as well as investing in operating businesses from January 2008 to December 2016. He has also owned NS operated other successful businesses in technology, construction and waste management. We believe Mr. Bhatnagar is qualified to serve as a member of our board because of his extensive business experience including his experience in the food industry.

CHRISTOPHER CUTCHENS became the Company’s Chief Financial Officer on June 1, 2019. Since June 2018, Mr. Cutchens has served as the Managing Partner of Cutchens Group, LLC, a consulting firm specializing in providing operational and financial services to both public and private companies. From September 2018 until June 2019, Mr. Cutchens served as Chief Operating Officer and Chief Financial Officer of DirectView Holdings, Inc., a company that provides security and surveillance and video conference services. From January 2016 until June 2018, Mr. Cutchens served as Executive Vice President, Chief Operating Officer and Financial Officer of MidAmerica Administrative and Retirement Solutions, LLC, a private company that provides employee benefit programs to plan sponsors and employees. From January 2013 to January 2016, Mr. Cutchens served as Executive Vice President and Chief Financial Officer of Aspire Services, LLC (“Aspire”), and from April 2012 to January 2013, he served as Vice President of Accounting and Finance of Aspire. Aspire is a service provider of retirement solutions. In addition, Mr. Cutchens has served in various other capacities including Corporate Controller of Watsco, Inc. (NYSE: WSO); Corporate Controller of Carrier Enterprise, LLC; Director of Corporate Accounting and Financial Reporting and Assistant Corporate Controller of MarineMax, Inc. (NYSE: HZO); and Senior Auditor at KPMG LLP. Mr. Cutchens received a Bachelor of Science degree in accounting and a master’s degree in accounting information systems from the University of South Florida. Mr. Cutchens is a CPA in the State of Florida.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal year ended June 30, 2019 and the previous fiscal year, the compensation earned by mPhase’s chief executive officer and the other executive officers whose compensation was greater than $100,000 for services rendered in all capacities to the Company for the year ended June 30, 2019.

NAME & PRINCIPAL POSITION	YEAR	SALARY	BONUS	STOCK AWARDS	OPTION AWARDS		NON- EQUITY INCENTIVE	PENSION VALUE	OTHER		TOTAL
New Management

Anshu Bhatnagar
Chief Executive Officer	2019	$129,861	$-	$1,310,449		$-	$-	$-	$2,492,948	(1)	$3,933,258

Christopher Cutchens Chief Financial Officer	2019	$-	$-	$-		$-	$-	$-	$-		$-

Old Management

Ronald Durando	2019	$-	$-	$-		$-	$-	$-	$-		$-
Chief Executive Officer	2018	$-	$-	$200,000		$-	$-	$-	$25,678	(2)	$225,678

Gustave Dotoli	2019	$-	$-	$-		$-	$-	$-	$-		$-
Chief Operating Officer	2018	$-	$-	$100,000	$		$-	$-	$8,623	(2)	$108,623

Martin Smiley	2019	$-	$-	$-		$-	$-	$-	$-		$-
CFO and General Counsel	2018	$-	$-	$100,000		$-	$-	$-	$7,973	(2)	$107,973

FOOTNOTES

(1)	Includes $2,492,697 related to stock warrants and $251 of interest on loans to the Company.
(2)	Interest on loans to the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END JUNE 30, 2019

At June 30, 2019, Anshu Bhatnagar, our Chief Executive Officer had earned warrants to acquire 4,985,393 shares of common stock under the provisions of his Warrant Agreement.

Board Committees

We presently do not have an audit committee, compensation committee or nominating and corporate governance committee or committee performing similar functions, as management believes that the Company is in an early stage of development to form an audit, compensation, or nominating committee. The board of directors’ acts in place of such committees. The Company currently does not have an audit committee financial expert for the same reason that it does not have board committees.

Employment Agreements

Mr. Bhatnagar, President and Chief Executive Officer, pursuant to the terms of an Employment Contract, Transition Agreement and a Warrant Agreement, each dated as of January 11, 2019, for a period of 5 years and at a base cash salary of $275,000 per annum. Under the terms of the Employment Contract and Transition Agreement, Mr. Bhatnagar is to receive 2,620,899 Restricted Shares of Common Stock of the Company.

In addition, Mr. Bhatnagar was granted 1,000 shares of a newly-created class of Series A Preferred Stock of the Company that effectively gives him voting control of the Company. As the holder of one thousand (1,000) shares of Series A Preferred Stock, Mr. Bhatnagar shall have the number of votes (identical in every other respect to the voting rights of the holders of Common Stock entitled at any regular or special meeting of shareholders of the Company) equal to such number of shares of Common Stock that is not less than fifty-one (51%) of the vote required to approve any action that New Jersey law provides may or must be approved by vote or consent of the holders of Common Stock or any other securities of the Company entitled to vote. Except as otherwise required by law, the holder of the Series A Preferred Stock shall vote together with the holders of Common Stock on all matters and shall not vote as a separate class. Notwithstanding the foregoing, should the Company enter into a merger agreement with another company and such merger is deemed significant as per SEC Regulation SX Section 3.05 and Section 3.06 Requirements, the Company with seek shareholder approval by a Proxy solicitation in compliance with Federal and State law.

Mr. Bhatnagar has been elected to the Board of Directors of the Company. Under the terms of the Transition Agreement and a cashless Warrant Agreement, Mr. Bhatnagar is able to earn an additional 4% of the outstanding Common Stock of the Company for each $1 million of gross revenues of the Company up to $15 million in such revenues and for a total (including his original grant of the Company’s common stock) not to exceed 80% of the total outstanding common stock of the Company. The purpose of this transaction is to bring in new management to the Company replacing its existing management to continue development of the Company’s patented and patent pending Smart NanoBattery and Drug Delivery Systems. Either directly or through wholly-owned subsidiaries. In addition, Mr. Bhatnagar intends to broaden the Company’s existing lines of business to include diverse lines of business that the Company can manage profitably within reasonable time frames within the Company’s resources.

On June 1, 2019 (the “Effective Date”), the Company entered into an employment agreement (the “Employment Agreement”) with Christopher Cutchens pursuant to which Mr. Cutchens will serve as Chief Financial Officer of the Company. Pursuant to the terms of the Employment Agreement, Mr. Cutchens will receive a base salary of $75,000 per year. Mr. Cutchens’ base salary shall be subject to annual review and increase by the Company beginning on November 1, 2020. Mr. Cutchens shall also be eligible to receive an annual performance-based bonus based upon the attainment of certain goals established by the Company. The bonus shall not exceed 50% of Mr. Cutchens’ then base salary. In addition to the foregoing, Mr. Cutchens received 231,635 shares of the Company’s common stock which shall vest 25% on the six-month, 1 year, 2 year and 3-year anniversaries of the Effective Date. Mr. Cutchens is also entitled to participate in any and all benefit plans in effect for senior executives of the Company, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time.

The Company or Mr. Cutchens may terminate the Employment Agreement at any time and for any reason; provided, however, Mr. Cutchens must provide at least 30 days prior written notice of his termination. In addition, the Company may terminate Mr. Cutchens’ employment with or without Cause (as defined in the Employment Agreement). In the event the Company terminates Mr. Cutchens’ employment without Cause (as defined in the Employment Agreement) and if Mr. Cutchens executes a general release of all claims against the Company and its affiliates, which release is not revoked, then, Mr. Cutchens shall receive the following: (i) if Mr. Cutchens has been employed by the Company between 12 and 23 months, six months of his then base salary; (ii) if Mr. Cutchens has been employed by the Company for at least 24 months, twelve months of his then based salary; and (iii) COBRA benefits. In the event Mr. Cutchens terminates his employment with the Company for any reason, he shall be entitled to receive (i) any portion of his then base salary not paid through the date of termination; (ii) reimbursement of expenses incurred on or prior to the termination date; (iii) any accrued but unused vacation pay; (iii) any pro-rated and unpaid portion of the annual bonus Mr. Cutchens is entitled to as of the termination date; and any amount arising from Mr. Cutchens’ participation in, or benefits under, any benefit plans.

Director Compensation Arrangements

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of September 23, 2019, as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group. As of September 23, 2019, we had 12,425,201 shares of common stock issued and outstanding, and 1,000 shares of Series A Preferred Stock issued and outstanding.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder.

Shares of common stock that are currently exercisable or convertible within 60 days of September 23, 2019, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

AFFILIATES	Shares	Warrants	Options	TOTAL	%

New Management

Anshu Bhatnagar, President and CEO and Director (1)(3)	2,620,899	5,086,397	-	7,707,296	44.01%

Christopher Cutchens, Chief Financial Officer (2)	-	-	-	-	-

Old Management

Gustave Dotoli, Chief Operating Officer and Director (4)	947,065	-	-	947,065	7.62%

Ronald Durando, President and CEO and Director (3)(4)	2,428,955	131,656	-	2,560,611	20.39%

Martin Smiley, EVP, Chief Financial Officer and Director	1,053,281	-	-	1,053,281	8.48%

Total Affiliates	7,359,442	5,218,053	-	12,577,495	82.99%

(1)

Includes 4,985,394 shares and excludes up to 32,405,057 shares of 37,390,451 total shares, that are attainable under the warrant agreement with the President and CEO, the for earn-out of certain shares, dated January 11, 2019.

(2)	Excludes stock rights for up to 231,635 shares of common stock that are attainable under the employment contract with our Chief Financial Officer, dated June 1, 2019.

(3)	Includes as warrants 131,656 shares and 101,003 shares issuable under conversion provisions for loans plus accrued interest since January 1, 2019, which are still due to Mssrs. Durando and Bhatnager at June 30, 2019, at $0.25, as comparable to private placements concurrently entered into during that period.

(4)	Includes 2,428,955 shares owned by Karen Durando, wife of Mr. Durando, and 947,065 shares owned by Patricia Dotoli, wife of Mr. Dotoli.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND CORPORATE GOVERNANCE

Material Related Party Transactions

Transactions with Microphase Corporation

At June 30, 2019, the Company owed $32,545 to Microphase for previously leased office space at its Norwalk location and for certain research and development services and shared administrative personnel from time to time, all through December 31, 2015.

Transactions with Former Director

A former outside Director, received 200,000 shares of the Company’s common stock valued at $100,000 pursuant to a resolution of the Company’s Board dated November 28, 2017, whereby such shares would be issued when enough authorized shares became available. The liability for this award was included in accrued expenses at June 30, 2018. The shares of the Company’s common stock were issued during the year ended June 30, 2019.

During the year ended June 30, 2019, a former outside Director’s affiliated firms converted $186,000 of accrued fees into 372,000 shares and $132,234 of a note and accrued interest into 276,205 shares of the Company’s common stock. At June 30, 2019, there was no outstanding balance for accrued fees or for a note with accrued interest.

Effective October 1, 2018, the Company reversed to additional paid in capital $7,500 of accrued finders’ fees waved by Eagle Strategic Advisers and no amount of such fees was accrued to this former outside Director’s affiliated firm at June 30, 2019.

During the fiscal years ended June 30, 2019 and 2018 the Company recorded $1,959 and $7,895 of accrued interest on this loan.

Transactions With Officers

At various points during past fiscal years certain officers of the Company provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of these notes accrue interest at the rate of 6% per annum, and are payable on demand. During the fiscal years ended June 30, 2019 and 2018, the officers advanced $144,557 and $77,326 to provide working capital to the Company and $15,467 and $44,274 has been charged for interest on loans from officers.

At June 30, 2019 and 2018, these outstanding notes including accrued interest totaled $58,165 and $777,712, respectively. At June 30, 2019 and 2018, these promissory notes are convertible into shares of the Company common stock, if available.

During the fiscal year ended June 30, 2019, Messrs. Durando, Dotoli and Smiley received 800,000 shares of common stock, which were valued at $400,000, Mr. Biderman a former outside Director received 200,000 shares of common stock, which were valued at $100,000 and strategic consultants received 150,000 shares of common stock, which were valued at $75,000. In the aggregate, this group received a total of 1,150,000 shares of common stock, which was valued at $575,000 and included in accrued expenses at June 30, 2018.

During the fiscal year ended June 30, 2019, the Company issued 3,898,733 shares of common stock, with 329,553 shares to be issued, to a number of related parties and strategic consultants in connection with prior services provided to the Company. The shares issued were valued at $1,883,445. During the fiscal year ended June 30, 2018, there were no shares of common stock issued to related parties or strategic consultants.

During the fiscal year ended June 30, 2019, the Company incurred $9,000 of expense related to legal and consulting services provided by Mr. Smiley, the Company’s former CFO and legal counsel.

During the fiscal year ended June 30, 2019, the Company issued 2,620,899 (“Signing Shares”) shares of common stock to its President and CEO, Mr. Bhatnagar, in connection with the commencement of his employment with the Company. The grant date fair value of $1,310,449 is based upon the closing price of the Company’s common stock on January 11, 2019, and is included in stock-based compensation expense within the consolidated statement of operations.

On June 1, 2019, the Company granted 231,635 shares of common stock to Mr. Cutchens, the Company’s Chief Financial Officer. The common stock will vest 25% on the six month, 1 year, 2 year, and 3 year anniversaries of the grant date. The Company recorded $16,464 of stock-based compensation expense during the year ended June 30, 2019, related to this common stock grant. During the year ended June 30, 2018, the Company did not issue any common stock to employees or officers.

During the year ended June 30, 2019, the Company charged to expense and included in accrued expenses at June 30, 2019, $129,861 and $6,691 of compensation expense and related fringe costs for amounts due under the employment contract to Mr. Bhatnagar as our President and CEO, as well as $7,621 for facility use and support costs at our Maryland office, to Verus International, Inc. (ticker symbol “VRUS”) a publicly-held company, for which Mr. Bhatnagar is also the President and CEO.

Conversion Feature and Conversions of Debt to Officers’

The Company amortized the remaining $91,177 deferred charge balance to beneficial conversion feature interest expense for the year ended June 30, 2019. At June 30, 2019, there is no deferred charges for beneficial conversion feature interest expense remaining.

Director Independence

The Company complies with the standards of “independence” prescribed by rules set forth by the National Association of Securities Dealers (“NASD”). Accordingly, a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a material relationship with our company which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. A director who is, or at any time during the past three years, was employed by the Company or by any parent or subsidiary of the Company, shall not be considered independent. Accordingly, there are no Directors of the Company that meet the definition of “independent director” under Rule 4200(A)(15) of the NASD Manual; Anshu Bhatnagar does not.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The aggregate fees billed by our principal independent registered public accounting firm for the indicated services for each of the last two fiscal years were as follows:

	2019	2018
Audit fees	$40,000	$45,000
Audit related fees	26,000	22,500
Tax fees	-	-
All other fees	-	-
Total	$66,000	$67,500

Audit Fees. The fees identified under this caption were for professional services rendered by our independent public registered accounting firm for the 2019 and 2018 fiscal years in connection with the audit of our annual financial statements. The amounts also include fees for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

Audit-Related Fees. The fees identified under this caption were for review of our financial statements included in our quarterly reports on Form 10-Q and were not reported under the caption “Audit Fees.” This category may include fees related to the performance of audits and attestation services not required by statute or regulations, and accounting consultations about the application of generally accepted accounting principles to proposed transactions.

Tax Fees. The fees identified under this caption were for tax compliance, tax planning, tax advice and corporate tax services. Corporate tax services encompass a variety of permissible services, including technical tax advice related to tax matters; assistance with withholding-tax matters; assistance with state and local taxes; preparation of reports to comply with local tax authority transfer pricing documentation requirements; and assistance with tax audits.

Approval Policy. Our board of directors approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in fiscal years 2019 and 2018 were pre-approved by the board of directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

INDEX TO EXHIBITS

The Exhibits filed with this Form 10-K or, where so indicated by footnote in the case of previously filed exhibits, incorporated by reference are as set forth below:

2.1*	Exchange of Stock Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2(a) to our registration statement on Form 10SB-12G filed on October 16, 1998 (file no. 000-24969)).

2.2*	Exchange of Stock Agreement and Plan of Reorganization dated June 25, 1998 (incorporated by reference to Exhibit 2(b) to our registration statement on Form 10SB-12G filed on May 6, 1999 (file no. 000-24969)).

3.1*	Certificate of Incorporation of the Company. (Exhibit 3.1 to Form S-1 filed July 19, 2019 Registration No. 333-23273).

3.2*	Amendment to Certificate of Incorporation of the Company creating a new class of Series A Super voting - Preferred Stock of the Company and increase of authorized shares of common stock to 125 billion shares (Exhibit 10.1 to Form 8-K filed January 4, 2019, (Commission File No. 00024969)).

3.3*	By Laws of the Company (Exhibit 3.3 to Form S-1 filed July 19, 2019 Registration No. 333-23273).
3.4*	Amendment to Certificate of Incorporation of the Company increasing the authorized shares of common stock to 100 million shares from 25 million shares (Form 8-K filed September 9, 2019, (Commission File No. 00030202)).

4.1*	Definitive Schedule 14C Information Statement for a 5000/1 Reverse Split of the Company’s Common stock (filed April 22, 2019).

10.1*	Development Agreement effective February 3, 2004 between Lucent Technologies, Inc. and mPhase Technologies for development of micro fuel cell Nano Technology (Exhibit 10.18 to Amendment No. 6 to Form 10-K filed August 13, 2010, (Commission File No. 000-30202)).

10.2*	Amendment No.2 to Development Agreement executed as of March 9, 2005 amending Development Agreement effective as of February 3, 2004, as amended relating to Micro Power Source Cells between mPhase Technologies, Inc. and Lucent Technologies, Inc. (Exhibit 10.22 to Amendment No. 6 to Form 10-K filed August 13, 2010, (Commission File No. 000-30202)).

10.3*	Amendment No. 3 dated May 19, 2006 to Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc. effective February 3, 2004 for development of micro fuel cell nanotechnology (Exhibit 10.33 to Amendment No. 1 to Form 10-K filed August 13, 2010, (Commission File No. 000-30202)).

10.4*	Amendment No. 4 dated February 3, 2007 to Development Agreement effective February 3, 2004 for development of Micro Fuel Cell Nanotechnology (Exhibit 10.34 to Amendment No. 6 to Form 10-K filed August 13, 2010, (Commission File No. 000-30202)).

10.5*	Phase I U.S. Army Grant dated July 7, 2007 (Exhibit 10.46 to Form 10-K filed October 7, 2009, (Commission File No. 000-24969)).

10.6*	Documentation including $350,000 Note and $1,000,000 Secured Note for financing between the Company and JMJ Financial dated March 25, 2008 (Exhibit 10.49 to Form 10-K filed October 7, 2009, (Commission File No. 000-24969)).

10.7*	Phase II U.S. Army grant dated August 29, 2008 (Exhibit 10.52 to Form 10-K filed October 6, 2009, (Commission File No. 000-24969)).

10.8*	Forbearance Agreement dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife (Exhibit 99.1 to Form 8-K filed September 16, 2011, Commission file No. 000-24969).

10.9*	Securities Purchase Agreement, dated as of September 13, 2011 between mPhase Technologies, Inc and John Fife (Exhibit 99.2 to Form 8-K filed September 16, 2011, (Commission file No. 000-24969)).

10.10*	Officer’s Certificate delivered pursuant to Securities Purchase Agreement, dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife (Exhibit 99.3 to Form 8-K filed September 16, 2011, (Commission file No. 000- 24969)).

10.11*	Confession of Judgment 1 delivered pursuant to Securities Purchase Agreement, dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife (Exhibit 99.4 to Form 8-K filed September 16, 2011, (Commission file No. 000- 24969)).

10.12*	Confession of Judgment 2 delivered pursuant to Securities Purchase Agreement, dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife (Exhibit 99.5 to Form 8-K filed September 16, 2011, (Commission file No. 000- 24969)).

10.13*	Registration Rights Agreement dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife (Exhibit 99.6 to Form 8-K filed September 16, 2011, (Commission file No. 000-24969)).

10.14*	Convertible Note dated September 13, 2011issued by mPhase Technologies, Inc. to John Fife (Exhibit 99.7 to Form 8-K filed September 16, 2011, (Commission file No. 000-24969)).

10.15*	Stand Still and Restructuring Agreement entered into as of May 31,2012 with John Fife (Exhibit 99.1 to Form 8-K filed June 5, 2012 (Commission file No. 000-24969)).

10.16*	Stand Still and Restructuring Agreement entered into as of June 1,2012 with JMJ Financial (Exhibit 99.2 to Form 8-K filed June 5, 2012 (Commission file No. 000-24969)).

10.17*	Forbearance Agreement and Amendment thereto dated February 15, 2015 as amended on August 11, 2015 with John Fife (Exhibits 99.1 and 99.2 to form 8-K filed August 12, 2015, (Commission File No. 000-24969)).

10.18*	Second Modification to Forbearance Agreement with John Fife (Exhibit 99.1 to Form 8-K filed January 29, 2016, Commission File No. 000-30202)).

10.19*	Third Modification to Forbearance Agreement with John Fife (Exhibit 99.1 to Form 8-K filed May 23rd, 2016, (Commission File No. 000-24969)).

10.20*	Amendment to Judgment Settlement Agreement with John Fife (Exhibit 10.1 to Form 8-K filed February 23, 2018, (Commission File No. 000-24969)).

10.21*	Debt/Equity Conversion Agreements of Related Parties, dated as of January 1, 2018 (Exhibit 10.97 to Form 10-K filed October 15, 2018, (Commission File No. 000-30202)).

10.22*	Employment Agreement dated as of January 11, 2019 between Mr. Anshu Bhatnagar and mPhase Technologies, Inc. (Exhibit 10.1 to Form 8-K filed January 14, 2019, (Commission File No. 000-30202)).

10.23*	Transition Agreement dated as of January 11, 2019 (Exhibit 10.2 to Form 8-K filed January 14, 2019, (Commission File No. 000-30202)).

10.24*	Warrant granted to Mr. Anshu Bhatnagar (Exhibit 10.3 to Form 8-K filed January 14, 2019, (Commission File No. 000-30202)).

10.25*	Series A Super Voting Preferred Stock (Exhibit 10.4 to Form 8-K filed January 14, 2019, (Commission File No. 000-30202)).

10.26*	Reserve Agreement (Exhibit 10.5 to Form 8-K filed January 14, 2019, (Commission File No. 000-30202)).

10.27*	Debt Conversion Agreement (Exhibit 10.6 to Form 8-K filed January 14, 2019, (Commission File No. 000-30202)).

10.28*	Officers and Directors Resignation Letters (Exhibit 10.7 to Form 8-K filed January 14, 2019, (Commission File No. 000-30202)).

10.29*	Amendment to Judgment Settlement Agreement with John Fife (Exhibit 10.1 to Form 8-K filed February 11, 2019, (Commission File No. 000-24969)).

10.30*	Stock Purchase Agreement with AI Robotics (Exhibit 1 to Form 8-K filed April 25, 2019, (Commission File No. 000-30202)).

10.31*	Employment Agreement effective June 1, 2019 between Christopher Cutchens and the Company (Exhibit 10.1 to Form 8-K filed June 6, 2019, (Commission File No. 000-30202).

10.32*	Securities Purchase Agreement and Convertible Promissory Note each dated as of June 19, 2019 between the Company and Power Up Lending Group LTD (Form 8-K Exhibits 10.1 and 10.2, filed July 1, 2019, (Commission File No. 000-30202)).

10.33*	Securities Purchase Agreement and Convertible Promissory Note each dated as of July 30, 2019 between the Company and Power Up Lending Group LTD (Form 8-K Exhibits 10.1 and 10.2, filed August 1, 2019, (Commission File Number 000-30202)).

10.34*	Product License and Content Agreement (“Agreement”) between the Company and iLearningEngines, Inc., a Delaware corporation (“ILE”). (Exhibit 1 to Amendment No. 1 to Form 8-K, filed August 12, 2019, (Commission File No. 000-30202)).

10.35*	Securities Purchase Agreement and Convertible Promissory Note each dated as of September 5, 2019 between the Company and Power Up Lending Group LTD (Form 8-K Exhibits 10.1 and 10.2, filed September 12, 2019, (Commission file No. 000-30202)).

10.36*	Securities Purchase Agreement and Convertible Promissory Notes each dated as of September 24, 2019 between the Company and Accredited Investors (Form 8-K Exhibits 10.1 and 10.2, filed October 3, 2019, (Commission file No. 000-30202)).

10.37	Amendment to Reserve Agreement dated October 9, 2019.

20.*	Financial Statements of Alpha Predictions (Exhibits 99.1 and 99.2 to Form 8-K/A Amendment No. 1 filed September 13, 2019, (Commission File No. 000-30202)).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Minutes of Board of Directors meeting electing Anshu Bhatnagar to the Board of Directors of the Company (Exhibit 99,1 to Form S-1 filed July 19, 2019 (Commission Registration No. 333-23273)).

99.2*	Announcement of James Largotta declining to serve on Board of Directors of the Company (Form 8-K filed February 19, 2019, (Commission File No. 000-30202)).

99.3*	Minutes of Board of Directors Meeting electing Martin Smiley as Interim CFO of the Company (Exhibit 10.1 to Form 8-K filed February 1, 2019, (Commission File No. 000-30202)).

99.4*	Resignation of Ronald Durando as a member of the Board of Directors of the Company (Form 8-K filed March 20, 2019, (Commission File No. 000-30202)).

99.5*	Resignation Letter of Martin Smiley as Interim CFO of the Company (Exhibit 10.2 to Form 8-K filed June 6, 2019, (Commission File No. 000-30202)).

99.6*	Minutes of Board of Directors Meeting electing Christopher Cutchens as Chief Financial Officer of the Company (Exhibit 10.3 to Form 8-K filed June 6, 2019. (Commission File No. 000-30202)).

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPHASE TECHNOLOGIES, INC.

October 15, 2019	By:	/s/ Anshu Bhatnagar
Anshu Bhatnagar
President and Chief Executive Officer

October 15, 2019	By:	/s/ Christopher Cutchens
Christopher Cutchens
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ ANSHU BHATNAGAR	Chairman of the Board and Chief Executive Officer	October 15, 2019
Anshu Bhatnagar	(principal executive officer)

/S/ CHRISTOPHER CUTCHENS	Chief Financial Officer (principal accounting officer	October 15, 2019
Christopher Cutchens	and principal financial officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of mPhase Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of mPhase Technologies, Inc. (the Company) as of June 30, 2019 and 2018, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a history of net losses, has negative working capital at June 30, 2019, has incurred recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Coconut Creek, FL
October 15, 2019

mPHASE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	June 30, 2018
Assets
Current Assets
Cash	$33,996	$261
Accounts receivable, net	2,526,155	-
Prepaid expenses	8,820	-
Total Current Assets	2,568,971	261
Property and equipment, net	11,048	-
Goodwill	6,020	-
Intangible asset - purchased software, net	3,025,801	-
Other assets	3,058	800
Total Assets	$5,614,898	$1,061

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$366,274	$421,056
Accrued expenses	3,368,801	1,273,569
Due to related parties	65,459	226,045
Notes payable to officers	25,251	777,912
Convertible notes payable, net of discount	2,351	-
Notes payable to director and investor	-	133,274
Current portion, liabilities in arrears with convertible features	109,000	997,698
Current portion, liabilities in arrears - judgement settlement agreement (Note 9)	855,660	-
Derivative liability	133,669	-
Liabilities of discontinued operations	82,795	163,976
Total Current Liabilities	5,009,260	3,993,530

Commitments and Contingencies (Note 15)

Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value; 1,000 shares authorized and 1,000 shares and no shares issued and outstanding at June 30, 2019 and June 30, 2018, respectively	10	-
Common stock, $0.01 par value; 25,000,000 shares authorized and 11,689,078 and 3,372,103 shares issued and outstanding at June 30, 2019 and June 30, 2018, respectively	116,890	33,721
Additional paid-in-capital	214,007,203	207,652,502
Common stock to be issued	115,388	-
Accumulated deficit	(213,633,853)	(211,678,692)
Total Stockholders’ Equity (Deficit)	605,638	(3,992,469)
Total Liabilities and Stockholders’ Equity (Deficit)	$5,614,898	$1,061

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,
	2019	2018
Revenue	$2,500,000	$-
Cost of revenue	-	-
Gross Profit	2,500,000	-
General and administrative expenses	4,265,886	735,026
Operating loss	(1,765,886)	(735,026)
Other Income (Expense):
Interest expense	(210,594)	(246,162)
Loss on change in fair value of derivative liability	(30,508)	-
Initial derivative expense	(25,161)	-
Amortization of debt discount	(2,260)	-
Amortization of deferred financing costs	(90)	-
Gain on extinguishment of debt	60,398	1,107,922
Total Other Income (Expense)	(208,215)	861,760
(Loss) Income from continuing operations before income taxes	(1,974,101)	126,734
Income taxes	-	-
(Loss) Income from continuing operations	(1,974,101)	126,734
Discontinued operations (Note 16)
Income from discontinued operations	18,940	187,170
Net (loss) income	$(1,955,161)	$313,904

(Loss) Income per common share:
(Loss) Income from continuing operations per common share - basic	$(0.23)	$0.04

(Loss) Income from continuing operations per common share - diluted	$(0.23)	$0.04

Income from discontinued operations per common share - basic	$0.00	$0.06

Income from discontinued operations per common share - diluted	$0.00	$0.05

(Loss) Income per common share - basic	$(0.23)	$0.09

(Loss) Income per common share - diluted	$(0.23)	$0.09

Weighted average shares outstanding – basic	8,505,508	3,336,811

Weighted average shares outstanding – diluted	8,505,508	3,600,000

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

	Preferred Stock		Common Stock		Additional	Common
		$.01 Par		$.01 Par	Paid in	Stock to be	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Issued	Deficit	Deficit
Balance June 30, 2017	-	$-	3,552,943	$35,529	$207,448,124	$-	$(211,992,596)	$(4,508,943)
Issuance of Common Stock to accredited investors in private placements, net of $9,000 fees			360,000	3,600	77,400			81,000
Beneficial Conversion Feature Interest Expense Charged to Additional Paid in Capital					121,570			121,570
Return to treasury of shares cancelled by significant shareholders			(540,840)	(5,408)	5,408			-
Net Income							313,904	313,904
Balance June 30, 2018	-	$-	3,372,103	$33,721	$207,652,502	$-	$(211,678,692)	$(3,992,469)
Reversal of accrued fees from private placements to accredited investors					7,500			7,500
Issuance of Common Stock to accredited investors in private placements			640,000	6,400	153,600			160,000
Beneficial Conversion Feature Interest Expense Charged to Additional Paid in Capital					91,177			91,177
Issuance of Common Stock for accrued services			1,150,000	11,500	563,500			575,000
Issuance of Common Stock for the conversion of Related Party debts and Strategic Vendor payables			3,898,733	38,987	1,762,070			1,801,057
Issuance of Common Stock in connection with employment contract			2,620,899	26,209	1,284,240			1,310,449
Warrants earned under employment contract					2,492,697			2,492,697
Issuance of Preferred Stock in connection with employment contract	1,000	10			(10)			-
Common stock to be issued for the conversion of Related Party debts and Strategic Vendor payables						115,388		115,388
Issuance of Common Stock in connection with reverse split for fractional shares and adjustments			7,343	73	(73)			-
Net Loss							(1,955,161)	(1,955,161)
Balance June 30, 2019	1,000	$10	11,689,078	$116,890	$214,007,203	$115,388	$(213,633,853)	$605,638

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(1,955,161)	$313,904
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	-	683
Gain on extinguishment of debt	(60,398)	(1,107,922)
Amortization of deferred financing costs	90	-
Amortization of debt discount	2,260	-
Initial derivative expense	25,161	-
Loss on change in fair value of derivative liability	30,508	-
Amortization of deferred compensation and beneficial conversion interest expense	91,177	121,570
Stock-based compensation	3,819,610	-
Changes in operating assets and liabilities:
Increase in prepaid expenses	(1,332)	-
Increase in other assets	(2,258)	-
Increase in accounts receivable	(2,500,000)	-
Increase in accounts payable and accrued expenses	346,373	755,048
Net cash (used in) provided by operating activities of continuing operations	(203,970)	83,283
Net cash used in operating activities of discontinued operations	-	(256,511)
Net cash used in operating activities	(203,970)	(173,228)

Cash flows from investing activities:
Payments toward Travel Buddhi purchased software intangible	(55,000)	-
Capitalized software development costs	(4,852)	-
Net cash used in investing activities of continuing operations	(59,852)	-

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, net	53,000	-
Proceeds from notes payable to related parties	144,557	78,404
Proceeds from issuance of common stock, net of finder’s fees	193,000	81,000
Due to related party - Eagle	-	9,000
Proceeds of demand note - Investor	-	2,000
Repayments under settlement agreement	(93,000)	-
Repayments of notes payable to related parties	-	(1,078)
Net cash provided by financing activities of continuing operations	297,557	169,326
Net cash used by financing activities of discontinued operations	-	-
Net cash provided by financing activities	297,557	169,326

Net increase (decrease) in cash	33,735	(3,902)
Cash at beginning of period	261	4,163

Cash at end of period	$33,996	$261

Supplemental disclosure:
Cash paid for interest	$-	$9,684

Supplemental disclosure of non-cash investing and financing activities:

Reversal of accrued fees from private placements to accredited investors	$7,500	$-

Acquisition of Travel Buddhi purchased software intangible under promissory note payable, net of payments	$60,281	$-

Acquisition of Alpha Predictions under promissory note payable	$1,438	$-

Issuance of Common Stock for accrued services
Value	$575,000	$-
Shares	1,150,000	-

Issuance of Common Stock for the conversion of Related Party debts and Strategic Vendor payables
Value	$1,801,057	$-
Shares	3,898,733	-

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 1: ORGANIZATION AND NATURE OF BUSINESS

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

mPhase, a New Jersey corporation is a publicly-held company with 11,689,078 shares of common stock outstanding and 461,553 shares of common stock to be issued at June 30, 2019. The Company’s common stock is traded on the OTC Pink Quotation System under the ticker symbol XDSL.

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

In recent years, the Company has shifted its primary business focus to the development of innovative power cells and related products through the science of microfluidics, microelectromechanical systems (MEMS) and nano-technology. Using these disciplines, it has developed a battery that has a significantly longer shelf life prior to activation than conventional batteries. In addition, such battery product, unlike conventional batteries, is capable of disposal after use without harm to the environment. This technology is a significant technology and business of the Company today. Presently the Company is pursuing strategic alternatives to best monetize its patent portfolio, including partnering to exploit its opportunities for its drug delivery system. The Company is seeking to engage a grant and project proposal consultant to obtain government funding available under the Departments of Defense and Homeland Security including The Department of Defense Ordnance Technology Consortium (“DOTC”), Small Business Innovative Research (“SBIR”), Cooperative Research and Development Agreements (“CRADA”) and similar programs for targeted applications for its smart nano-battery applications.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 1: ORGANIZATION AND NATURE OF BUSINESS (continued)

On January 11, 2019, the Company underwent a major change in management and control. The new management of the Company is positioning the Company to be a technology leader in artificial intelligence and machine learning while enabling a more rapid commercial development of its patent portfolio and other intellectual property. Artificial Intelligence is just simple math executed on an enormous scale. The more instances and calculations a system can process, the more possible it is for that system to emulate human-like cognitive abilities. With the advent of cloud infrastructure, GPU-accelerated processing and deep learning architectures, it is now commercially viable to perform this math at such speeds and efficiency that Artificial Intelligence (human-like cognitive abilities) can be embedded directly into business operations, platform architectures, business services and customer experiences. The Company’s goal is to generate significant revenue from its artificial intelligence and machine learning technologies.

mPower Technologies, Inc. is a New Jersey corporation and is a wholly-owned consumer products subsidiary of mPhase Technologies, Inc. This subsidiary had its last significant sale of Jump products during the first quarter of fiscal 2017 and this product line is reflected as discontinued operations within these consolidated financial statements. Medds, Inc., is a Wyoming corporation and is a wholly-owned subsidiary of mPhase Technologies, Inc. Medds, Inc., was formed to capitalize on opportunities for the Company’s drug delivery system.

The Company is presently headquartered 9841 Washingtonian Blvd., Suite 390, Gaithersburg, MD 20878.

NOTE 2: GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred a net loss of $1,955,161 and has incurred negative cash flows from operations of $203,970 for the year ended June 30, 2019. At June 30, 2019, the Company had a working capital deficit of $2,440,289, and an accumulated deficit of $213,633,853. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing, without additional debt or equity financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company was able to enter into convertible debt arrangements and private placements of equity with accredited independent investors to provide liquidity and capital resources during the preceding two fiscal years. In addition, and from time to time during fiscal years 2019 and 2018, the Company raised necessary working capital through bridge loans from officers. During the years ended June 30, 2019 and 2018, the Company received net proceeds from private placements with accredited investors of $193,000 and $81,000, respectively.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 2: GOING CONCERN (continued)

In order to meet its working capital needs through the next twelve months and to fund the growth of our nanotechnology, artificial intelligence, and machine learning technologies, the Company may consider plans to raise additional funds through the issuance of equity or debt. Although the Company intends to obtain additional financing to meet its cash needs, the Company may be unable to secure any additional financing on terms that are favorable or acceptable to it, if at all.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements for the years ended June 30, 2019 and 2018, include the operations of mPhase and its wholly-owned subsidiaries, mPower Technologies, Inc., Medds, Inc., mPhase Technologies India Private Limited effective March 19, 2019, and Alpha Predictions LLP effective June 30, 2019. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Foreign Currency Translation and Transactions

The functional currency of our operations in India is the Indian Rupee. Foreign currency denominated assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, and income and expense items are translated at the average exchange rates in effect during the applicable period. The aggregate effect of foreign currency translation is recorded in accumulated other comprehensive income/loss in our consolidated balance sheets. Our net investment in our Indian operations is recorded at the historical rate and the resulting foreign currency translation adjustments are included in accumulated other comprehensive income/loss in our consolidated balance sheets. From the effective date of our India subsidiaries, mPhase Technologies India Private Limited and Alpha Predictions LLP, through June 30, 2019, foreign currency translation gains were not significant and did not have a material impact on the consolidated balance sheets or consolidated statements of operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates include the collectability of accounts receivable, accrued expenses, valuation of derivative liabilities, stock-based compensation, and the deferred tax asset valuation allowance.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with three financial institutions. Deposits held with the financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits, but may be redeemed upon demand. The Company performs periodic evaluations of the relative credit standing of the financial institutions. With respect to accounts receivable, the Company monitors the credit quality of its customers as well as maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.

Revenue Risk

Agreements which potentially subject the Company to concentrations of revenue risk consist principally of one customer agreement. For the years ended June 30, 2019 and 2018, this one customer accounted for 100% and 0% of our total revenue, respectively. At June 30, 2019 and 2018, this one customer accounted for 99% and 0% of our total accounts receivable, respectively.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at June 30, 2019 or 2018.

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events, and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The Company has determined no allowance for doubtful accounts is required at June 30, 2019 or 2018.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment is depreciated based upon its estimated useful life after being placed in service, which is 3 to 5 years. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings. The Company incurred depreciation expense of $0 and $683 for the years ended June 30, 2019 and 2018, respectively.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification (“ASC”) 360-10, “Property, Plant, and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the years ended June 30, 2019 and 2018, the Company did not impair any long-lived assets.

Goodwill and Intangible Assets

Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of the net identified tangible and intangible assets acquired. The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. The Company tests goodwill for impairment by first comparing the fair value of the reporting unit to its carrying value. If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of impairment loss. On June 30, 2020, we will perform our annual evaluation of goodwill impairment to determine if the estimated fair value of the reporting unit exceeds its carrying value.

Patents and licenses are capitalized when the Company determines there will be a future benefit derived from such assets and are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset, generally five years. As of June 30, 2019, and 2018, the book value of patents and licenses of $214,383, has been fully amortized and no amortization expense was recorded for the years ended June 30, 2019 and 2018.

Capitalized Software Development Costs

The Company follows the provisions of ASC 350-40, “Internal Use Software.” ASC 350-40 provides guidance for determining whether computer software is internal-use software, and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company expenses all costs incurred during the preliminary project stage of its development, and capitalizes the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software. Costs incurred to improve and support products after they become available are charged to expense as incurred.

Capitalized software development costs are amortized on a straight-line basis over the estimated useful lives, currently three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

As of June 30, 2019, the book value of purchased and developed technology of $3,025,801, included two technology platforms, a machine learning platform and an artificial intelligence platform. For the year ended June 30, 2019 and 2018, there was no amortization of either purchased technology platforms.

Fair Value of Financial Instruments

The Company accounts for the fair value of financial instruments in accordance with ASC topic 820, “Fair Value Measurements and Disclosures” (ASC 820), formerly SFAS No. 157 “Fair Value Measurements”. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASC 820 also describes three levels of inputs that may be used to measure fair value:

Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities, due to related parties, and current and long-term debt. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. The fair value of short and long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value with the exception of the fair value of due to related parties as the fair value cannot be determined due to a lack of similar instruments available to the Company. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Revenue Recognition

Revenue is derived from the sale of artificial intelligence and machine learning focused technology products. The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. In the event any discounts, sales incentives, or similar arrangements are agreed to with a customer, such amounts are estimated at time of sale and deducted from revenue. Sales taxes and other similar taxes are excluded from revenue (see Note 7).

Share-Based Compensation

The Company computes share based payments in accordance with ASC 718-10, Compensation (“ASC 718-10”) and Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment No. 107 (“SAB 107”). The Company has applied the provisions of SAB 107 in its adoption of ASC 718-10. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50, Equity Based Payments to Non-Employees. The Company estimates the fair value of stock options and warrants by using the Black-Scholes option pricing model.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments

The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with ASC topic 815, Accounting for Derivative Instruments and Hedging Activities as well as related interpretations of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, considering all of the rights and obligations of each instrument.

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of the Company’s common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes.

Convertible Debt Instruments

The Company records debt net of debt discount for beneficial conversion features and warrants, on a relative fair value basis. Beneficial conversion features are recorded pursuant to the Beneficial Conversion and Debt Topics of the Financial Accounting Standards Board (“FASB”) ASC. The amounts allocated to warrants and beneficial conversion rights are recorded as debt discount and as additional paid-in-capital. Debt discount is amortized to interest expense over the life of the debt.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Income Taxes

The Company accounts for income taxes in accordance with Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities and net operating loss and tax credit carryforwards given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740. At June 30, 2019 and 2018, the Company had a full valuation allowance against its deferred tax assets.

ASC 740 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company’s tax returns for its June 30, 2019, 2018, 2017, and 2016 tax years may be selected for examination by the taxing authorities as the statute of limitations remains open.

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices for the years ended June 30, 2019 and 2018.

Earnings Per Share

In accordance with the provisions of FASB ASC Topic 260, Earnings per Share, basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating EPS on a diluted basis.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In computing diluted EPS, only potential common shares that are dilutive, those that reduce EPS or increase loss per share, are included. The effect of contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the year ended June 30, 2019, as we incurred a net loss for this period. At June 30, 2019, there were outstanding warrants to purchase up to 4,985,394 shares of the Company’s common stock, and notes payable held by a third party and former officer with convertible features that if converted, would total 232,750 shares of the Company’s common stock, which may dilute future EPS. At June 30, 2018, the Company had notes payable held by third parties and notes, unpaid wages, and fees due to officers and directors, with convertible features that if converted, would total 5,524,765 shares of the Company’s common stock, which may dilute future EPS.

Recently Adopted Accounting Standards

Effective July 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in US GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The Company adopted ASC 606 using the modified retrospective method, which did not have an impact on its consolidated financial statements. The Company expects the impact to net income of the new standard will be immaterial on an ongoing quarterly and annual basis. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Refer to Note 7 for additional information regarding the Company’s adoption of ASC 606.

Effective July 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides clarification on classifying a variety of activities within the statement of cash flows. The Company determined the adoption of ASU 2016-15 did not have a material impact on its consolidated financial statements.

Effective July 1, 2018, the Company adopted ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The Company determined the adoption of ASU 2017-01 did not have a material impact on its consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Effective July 1, 2018, the Company adopted ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. The Company determined the adoption of ASU 2017-09 did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of fiscal 2020. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842, which amends certain aspects of the new lease standard. The Company is currently evaluating the impact of adopting ASU 2016-02 and ASU 2017-13 on the Company’s financial position, results of operations or cash flows.

In July 2017, the FASB issued ASU 2017-11, Update to Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period, however, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this update do not require any transition guidance because those amendments do not have an accounting effect. The ASU makes limited changes to the guidance on classifying certain financial instruments as either liabilities or equity. The ASU is intended to improve (1) the accounting for instruments with “down-round” provisions and (2) the readability of the guidance in ASC 480 on distinguishing liabilities from equity by replacing the indefinite deferral of certain pending content with scope exceptions. The standard is effective for the Company as of July 1, 2019, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concept Statement, including the consideration of costs and benefits. The standard is effective for the Company as of July 1, 2020, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concept Statement, including the consideration of costs and benefits. The standard is effective for the Company as of July 1, 2020, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying consolidated financial statements.

NOTE 4: PROPERTY AND EQUIPMENT

At June 30, 2019 and 2018, the Company’s property and equipment consist of the following:

	June 30,
	2019	2018
Computer equipment	$11,048	$-
Research equipment	48,383	48,383
Office and marketing	151,118	151,118
Property and equipment, at cost	210,549	199,501
Less: accumulated depreciation	(199,501)	(199,501)
Property and equipment, net	$11,048	$-

The Company recorded $0 and $683 of depreciation expense for the years ended June 30, 2019 and 2018, respectively. There was no property and equipment impairments recorded for the years ended June 30, 2019 and 2018.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 5: BUSINESS ACQUISITION

On June 30, 2019, the Company acquired 99% of the outstanding common shares of Alpha Predictions LLP (“Alpha Predictions”). Alpha Predictions is an India-based technology company that has developed a suite of commercial data analysis products for use across multiple industries. The Company expects the acquisition to result in synergies with its other operating divisions, which will drive revenue growth and innovation.

The goodwill of $6,020 arising from the acquisition consists largely of the synergies expected from combining the operations of the Company and Alpha Predictions.

The following table summarizes the consideration paid for Alpha Predictions and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date.

Consideration
Cash	$1,438
Fair value of total consideration transferred	1,438

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	3,127
Accounts receivable	26,155
Prepaid expenses	7,488
Property and equipment	11,048
Intangible asset – purchased software	2,905,668
Accounts payable	(26,067)
Accrued expenses and other current liabilities	(2,924,288)
Income tax provision, current	(7,713)
Total identifiable net assets	(4,582)
Goodwill	$6,020

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 5: BUSINESS ACQUISITION (continued)

The Company is currently evaluating the fair values of the assets acquired and liabilities assumed. The preliminary estimates and measurements are, therefore, subject to change during the measurement period. The acquired intangible asset – developed software was recognized at fair value as of the acquisition date. It is provisionally subject to a useful life of 3 years, pending further evaluation of the underlying software.

The fair value of the one-percent noncontrolling interest in Alpha Predictions was determined to be immaterial, based on extrapolation of the price paid by the Company for its controlling interest and consideration of any potential control premiums.

Acquisition-related costs expensed by the Company were immaterial for the fiscal years ended June 30, 2019 and 2018.

The revenue and net loss of the combined entity had the acquisition date been July 1, 2017, are as follows:

	For the Years Ended
	June 30,
	2019	2018
Supplemental pro forma:
Revenue	$4,554,594	$1,245,556
(Loss) Income	$(2,959,165)	$(829,656)

Supplemental pro forma amounts were calculated after applying adjustments to reflect amortization of acquired intangible asset – purchased software that would have been charged had the acquisition date been July 1, 2017.

NOTE 6: INTANGIBLE ASSET – PURCHASED SOFTWARE, NET

Intangible asset – Purchased Software, net, is comprised of the following at:

	June 30,
	2019	2018
Purchased software	$3,025,801	$-
Less: accumulated amortization	-	-
Purchased software, net	$3,025,801	$-

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 6: INTANGIBLE ASSET – PURCHASED SOFTWARE, NET (continued)

Intangible asset – Purchased Software consists of the following two developed software technologies:

Alpha Predictions purchased software	$2,905,668
Travel Buddhi purchased software	120,133
Total purchased software	$3,025,801

The Alpha Predictions developed software was acquired as further described in Note 5. The Travel Buddhi developed software was acquired on February 15, 2019, for $115,281 and included all rights, software, and code of the technology platform. During the fiscal year ended June 30, 2019, $55,000 of the Travel Buddhi purchase price was paid and $60,281 remained outstanding. At June 30, 2019, the Travel Buddhi technology platform has not been placed in service, but is expected to be during fiscal year 2020.

Developed software costs are amortized on a straight-line basis over three years. Amortization of developed software costs is included in depreciation and amortization within the consolidated statements of operations.

There was no amortization expense related to purchased software for the fiscal years ended June 30, 2019 and 2018.

Future amortization expense related to the existing net carrying amount of developed software at June 30, 2019 is expected to be as follows:

Fiscal year 2020	$1,008,600
Fiscal year 2021	1,008,600
Fiscal year 2022	1,008,601
$3,025,801

NOTE 7: REVENUE

The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. Software and product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring software and products. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. Sales taxes and other similar taxes are excluded from revenue.

The adoption of ASC 606 resulted in no impact to the individual financial statement line items of the Company’s audited consolidated statements of operations during the year ended June 30, 2019.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 7: REVENUE (continued)

For the year ended June 30, 2019, the Company was subject to revenue and accounts receivable concentration risk as one customer accounted for 100% and 99% of revenue and accounts receivable, respectively. Additionally, for the year ended June 30, 2019, the Company was subject to geography concentration risk as its single revenue generating customer is located in India.

NOTE 8: ACCRUED EXPENSES

Accrued expenses is comprised of the following at:

	June 30,
	2019	2018
Accrued interest	$104,179	$72,638
Accrued wages	208,353	395,582
Other expenses	150,601	88,154
Accrued payment for acquired technology intangible asset	2,905,668	-
Accrued stock bonus	-	575,000
Total accrued expenses, continuing operations	$3,368,801	$1,131,374

Total accrued expenses, discontinued operations	$-	$142,195

NOTE 9: SHORT TERM NOTES PAYABLE

Short term notes payable is comprised of the following:

	June 30,
	2019	2018
Note payable, John Fife (dba St. George Investors)/Judgment Settlement Agreement [1]	$855,660	$885,365
Note payable, former director (Eagle) [2]	-	130,274
Note payable, investor [3]	-	3,000
Note payable, finance company - discontinued liability [4]	-	39,468
Total short-term notes payable	$855,660	$1,058,107

[1] effective December 10, 2018, the Company entered into a “Judgment Settlement Agreement” to satisfy in full the Forbearance Agreement with Fife that was previously in effect. As a result, under the Judgment Settlement Agreement, no shares of the Company’s common stock are issuable or eligible to be converted into. Under the terms of the Judgment Settlement Agreement, the Company is required to pay $15,000 per month from January 15, 2019 through and including February 15, 2020, with a final payment of $195,000 due and payable in March of 2020. The Company has made all payments required as of the date hereof. Failure to make any of the payments, when due, will result in an additional debt obligation, inclusive of principal and interest at the date of default ($570,660 as of June 30, 2019), to be immediately due and payable by the Company.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 9: SHORT TERM NOTES PAYABLE (continued)

[2] during fiscal year 2019 $132,234 of principal and accrued interest was converted into 276,205 shares of the Company’s common stock

[3] during fiscal year 2019 $3,000 of principal was converted into 12,000 shares of the Company’s common stock

[4] during fiscal year 2019 $25,000 of principal and accrued interest was refinanced by a new convertible note payable dated June 19, 2019 (see Note 10) and the balance of $18,776 was forgiven by the lender and is recognized as income from discontinued operations within the consolidated statements of operations

NOTE 10: Convertible Debt Arrangements

JMJ Financial

During April 2017, the Company received a judgment from the Federal District Court of Northern Illinois Eastern Division in its favor dismissing a claim by River North Equity which negated two notes River North Equity purchased from JMJ Financial. At June 30, 2017, the amount recorded as a current liability for the two notes and accrued interest thereon subject to the River North Equity claim was $1,046,416. Such amount was included in the amount recorded as a current liabilities for all three convertible notes and accrued interest thereon previously issued to JMJ Financial which totaled $1,212,940 on that date. As a result of the proceeding, on July 17, 2017, the Company recorded the cancellation of the two notes assigned to River North from JMJ Financial for a total of $693,060 of principal and $358,534 accrued interest thereon. This resulted in a $1,051,594 gain from the extinguishment of debt during the year ended June 30, 2018. At June 30, 2019, this debt was reclassified to current liabilities as current portion, liabilities in arrears – judgment settlement agreement.

At June 30, 2019 and 2018, the amount recorded in current liabilities for the one convertible note and accrued interest thereon due to JMJ Financial was $193,287 and $178,521, respectively. During the fiscal years ended June 30, 2019 and 2018 the Company recorded $14,766 and $17,175, respectively of interest for the outstanding convertible note.

As of June 30, 2019 and 2018, the aggregate remaining amount of convertible securities held by JMJ could be converted into 9,664 and 8,926 shares, respectively, with a conversion price of $20.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 10: Convertible Debt Arrangements (continued)

John Fife (dba St. George Investors) / Fife Judgment

Effective December 10, 2018, the Company entered into a “Judgment Settlement Agreement” to satisfy in full the Forbearance Agreement with Fife that was previously in effect. As a result, under the Judgment Settlement Agreement, no shares of the Company’s common stock are issuable or eligible to be converted into. Under the terms of the Judgment Settlement Agreement, the Company is required to pay $15,000 per month from January 15, 2019 through and including February 15, 2020, with a final payment of $195,000 due and payable in March of 2020. The Company has made all payments required as of the date hereof. Failure to make any of the payments, when due, will result in an additional debt obligation, inclusive of principal and interest at the date of default ($570,660 as of June 30, 2019), to be immediately due and payable by the Company.

During the year ended June 30, 2018, the Company did not make any repayments to Fife under the Forbearance obligation, as amended. The value of the forbearance debt obligation on June 30, 2018 was $885,365.

MH Investment Trust II

On April 10, 2019 the Company repaid $3,000 that was accepted as payment, in full, for the convertible promissory note to M.H. Investment Trust II. At the time of the payment, the outstanding principal balance and accrued interest was $3,333 and $3,737, respectively. As a result of the settlement payment, the Company recognized a gain on extinguishment of debt of $4,070.

At June 30, 2018 the note balance was $3,333 and accrued interest was $3,118 accruing at 12% per annum, was due under this convertible promissory note.

Power Up Lending

On June 19, 2019, the Company entered into a Securities Purchase Agreement with Power Up Lending Group (“Lender”) and issued an 8% convertible promissory note in the principal amount of $78,000 to the Lender with a maturity date of June 19, 2020. The Company received proceeds in the amount of $45,800, with $25,000 refinancing a prior convertible promissory note due to the Lender that had been in default, $3,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this Securities Purchase Agreement and Convertible Promissory Note and $4,200 being paid to the Company’s Transfer Agent to satisfy an outstanding balance. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $103,161, deferred financing costs of $3,000 and debt discount of $75,000. The deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $78,000 and $188, respectively, at June 30, 2019. The aggregate balance of the convertible promissory note, net of deferred financing costs and debt discount at June 30, 2019 was $2,351.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 10: Convertible Debt Arrangements (continued)

Notes payable under convertible debt and debenture agreements, net is comprised of the following:

	June 30,
	2019	2018
JMJ Financial	$109,000	$109,000
John Fife (dba St. George Investors) / Fife Judgment	-	885,365
MH Investment Trust II	-	3,000
Power Up Lending	2,351	-
Total convertible debt arrangements, net	$111,351	$997,365

At June 30, 2019 and 2018, accrued interest on these convertible notes of $84,475 and $72,638, respectively, is included within accrued expenses of the consolidated balance sheets.

NOTE 11: DERIVATIVE LIABILITY

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operation as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from June 30, 2018 to June 30, 2019, as there was no derivative liability at June 30, 2017:

Conversion feature derivative liability
June 30, 2018	$-
Initial fair value of derivative liability recorded as debt discount	75,000
Initial fair value of derivative liability recorded as deferred financing costs	3,000
Initial fair value of derivative liability charged to other expense	25,161
Loss on change in fair value included in earnings	30,508
June 30, 2019	$133,669

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 11: DERIVATIVE LIABILITY (continued)

Total derivative liability at June 30, 2019 and June 30, 2018 amounted to $133,669 and $0, respectively. The change in fair value included in earnings of $30,508 is due in part to the quoted market price of the Company’s common stock decreasing from $1.00 at June 30, 2018 to $0.85 at June 30, 2019, coupled with substantially reduced conversion prices due to the effect of “ratchet” provisions incorporated within the convertible notes payable.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the binomial pricing model with Binomial simulations at June 30, 2019:

Expected volatility	1,872.2%
Expected term	11.5 months
Risk-free interest rate	1.92%
Stock price	$0.85

NOTE 12: STOCKHOLDERS’ EQUITY (DEFICIT)

The total number of shares of all classes of stock that the Company shall have the authority to issue is 100,001,000 shares consisting of 100,000,000 shares of common stock, $0.01 par value per share, of which 11,689,078 are issued and outstanding and 461,553 are to be issued at June 30, 2019 and 1,000 shares of preferred stock, par value $0.01 per share of which 1,000 shares have been designated as Series A Super Voting Preferred of which 1,000 are issued and outstanding at June 30, 2019.

On January 4, 2019 the State of New Jersey accepted an Amendment to the Company’s Certificate of Incorporation providing for the increase in authorized shares of common stock to 125 billion shares and the change to no par value.

On March 21, 2019, the Company’s Board of Directors approved 1) an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”) to i) decrease the number of authorized shares of common stock of the Company to 25,000,000 shares from 125,000,000,000 shares and ii) increase the par value to $0.01 per share, and 2) granting discretionary authority to the Company’s Board of Directors to amend the Certificate of Incorporation to effect one or more consolidations of the issued and outstanding shares of common stock of the Company, pursuant to which the shares of common stock would be combined and reclassified into one share of common stock at a ratio of 1-for-5,000 (the “Reverse Stock Split”). On May 17, 2019, the Company filed a Certificate of Amendment to its Certificate of Incorporation to decrease its authorized common stock from 125,000,000,000 shares to 25,000,000 shares. Effective May 22, 2019 the Company completed a 1-for-5,000 reverse split of its common stock.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 12: STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

On August 27, 2019, the Company’s Board of Directors approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”) to increase the number of authorized shares of common stock of the Company to 100,000,000 shares from 25,000,000 shares. On September 4, 2019, the Company filed a Certificate of Amendment to its Certificate of Incorporation to increase its authorized common stock from 25,000,000 shares to 100,000,000 shares.

Common Stock

Private Placements

During the year ended June 30, 2019, the Company received $193,000 of net proceeds from the issuance of 640,000 shares of common stock and 132,000 shares of common stock to be issued in private placements with accredited investors, incurring no finder’s fees.

During the year ended June 30, 2018, the Company received $81,000 of net proceeds from the issuance of 360,000 shares of common stock in private placements with accredited investors, incurring finder’s fees of $9,000.

Stock Award Payable

During the year ended June 30, 2019, Messrs. Durando, Dotoli and Smiley received 800,000 shares of common stock, which were valued at $400,000, Mr. Biderman a former outside Director received 200,000 shares of common stock, which were valued at $100,000 and strategic consultants received 150,000 shares of common stock, which were valued at $75,000. In the aggregate, this group received a total of 1,150,000 shares of common stock, which were valued at $0.50 per share or $575,000, based on the closing price of the Company’s common stock on September 24, 2018. At June 30, 2018, the $575,000 was included in accrued expenses.

Stock Based Compensation

During the year ended June 30, 2019, the Company issued 2,620,899 (“Signing Shares”) shares of common stock to its President and CEO, Mr. Bhatnagar, in connection with the commencement of his employment with the Company. The grant date fair value of $1,310,449 is based upon the closing price of the Company’s common stock on January 11, 2019, and is included in stock-based compensation expense within the consolidated statement of operations.

On June 1, 2019, the Company granted 231,635 shares of common stock to Mr. Cutchens, the Company’s Chief Financial Officer. The common stock will vest 25% on the six month, 1 year, 2 year, and 3 year anniversaries of the grant date. The Company recorded $16,464 of stock-based compensation expense during the year ended June 30, 2019, related to this common stock grant.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 12: STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

During the year ended June 30, 2018, the Company did not issue any common stock to employees or officers.

Conversion of Debt Securities

During the fiscal year ended June 30, 2019, the Company issued 3,898,733 shares of common stock and had 329,553 shares of common stock to be issued to a number of related parties and strategic consultants in connection with prior services provided to the Company. The shares issued were valued at $1,883,445. During the fiscal year ended June 30, 2018, there were no shares of common stock issued to related parties or strategic consultants.

During the fiscal years ended June 30, 2019 and 2018, there were no conversions by JMJ Financial, John Fife (dba St. George Investors) / Fife Judgment, MH Investment Trust II, or Power Up Lending.

Reserved Shares

The convertible promissory note entered into with Power Up Lending by the Company on June 19, 2019, requires the Company to reserve 1,258,064 shares of its Common Stock for potential future conversions under such instruments.

At June 30, 2019, 7,202 shares of the Company’s Common Stock remain subject to be returned to the Company’s treasury for cancellation. Such shares were not sold as part of 8,000 shares of the Company’s Common Stock that was advanced during fiscal year 2014 under an Equity Line of Credit.

Retired Shares

During the year ended June 30, 2019, there were no shares of the Company’s Common Stock returned for retirement or otherwise.

During the year ended June 30, 2018, 540,840 outstanding shares of the Company’s Common Stock were returned to the Company by Mr. Smiley (273,445 shares) and Patricia Dotoli, the spouse of Gus Dotoli (267,395 shares) to provide the Company with sufficient authorized but unissued shares of stock and enable the Company to have additional authorized shares of its Common Stock to complete present private placements to provide operating capital for the Company.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 12: STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Common Stock Warrants

Warrant Agreement – Earned Warrants

Mr. Bhatnagar, the Company’s President and CEO, is entitled to receive warrants to acquire 4% of the outstanding fully diluted common stock of the Company (the “Earned Warrants”) each time the Company’s revenue increases by $1,000,000. The exercise price of the Earned Warrants is equal to $0.50 per share and he may not receive shares whereby Signing Shares and Earned Warrants exceed 80% of the fully diluted common stock of the Company (“Warrant Cap”).

Warrant Agreement – Accelerated Warrants

Mr. Bhatnagar, the Company’s President and CEO, shall immediately receive the remaining amount of warrants necessary to acquire up to 80% of the outstanding fully diluted common stock of the Company (“Accelerated Warrants”) when either of the following occur:

a)	the Company completes a stock or asset purchase of Scepter Commodities, LLC; or

b)	the Company completes a stock or asset purchase of any other entity, either of which, in the aggregate, together with prior revenue increases achieved by the Company, results in the consolidated revenues of the Company being not less than $15,000,000; or

c)	the Company grows a similar business organically within mPhase to include contracts generating revenues in excess of $15,000,000; or

d)	the Company meets the listing requirements of either the NYSE or NASDAQ

As of the year ended June 30, 2019, as the Company’s revenue achieved $2,500,000, Mr. Bhatnagar earned warrants to acquire 4,985,394 shares of the Company’s common stock under the provisions of the Warrant Agreement. At June 30, 2019, there remains approximately 32,400,000 shares of the Company’s common stock that Mr. Bhatnagar can earn.

For the year ended June 30, 2019, the Company recognized $2,492,697 of stock-based compensation expense related to the earned warrants. At June 30, 2019, there remains approximately $16,200,000 of stock-based compensation expense that the Company expects to recognize over the next six months.

The Company estimates the fair value of each option award on the date of grant using a black-scholes option valuation model that uses the assumptions noted in the table below. Because black-scholes option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were utilized during 2019:

Expected volatility	21,779.77%
Weighted-average volatility	21,779.77%
Expected dividends	0%
Expected term (in years)	5.0
Risk-free rate	2.52%

The following table sets forth common stock purchase warrants outstanding at June 30, 2019:

	Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding, June 30, 2018	-	$-	$-
Warrants earned	4,985,394	0.50	-
Warrants forfeited	-	-	-
Outstanding, June 30, 2019	4,985,394	$0.50	$-

Common stock issuable upon exercise of warrants	4,985,394	$0.50	$-

	Common Stock Issuable Upon Exercise of Warrants Outstanding			Common Stock Issuable Upon Warrants Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2019	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2019	Weighted Average Exercise Price
$0.50	4,985,394	4.75	$0.50	4,985,394	$0.50
	4,985,394	4.75	$0.50	4,985,394	$0.50

Settlement and New Funding Share Reserves

The Company agreed to reserve a total of 3,000,000 shares of its common stock of which 532,040 shares of common stock were reserved for and issued concurrently for the conversion of 75% of outstanding accounts payables to officers’ and a director (discussed below), 1,967,960 shares of common stock were reserved to reduce liabilities outstanding December 31, 2018 (“Settlement Reserve”), and 500,000 shares of common stock were reserved to fund continuing operations (“Funding Reserve”). At June 30, 2019, 1,225,949 shares of common stock remained available from the initial Settlement Reserve to settle prior liabilities and 185,063, shares of common stock remained available from the Funding Reserve to fund continuing operations.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 12: STOCKHOLDERS’ DEFICIT (Continued)

	Settlement Reserve	Funding Reserve
Initial Shares of Common Stock to Establish Reserve	1,967,960	500,000
Shares issued concurrently to transition agreement for the conversion of 75% strategic vendors, outstanding December 31, 2018	(61,200)	-
Shares available upon execution of the Transition Agreement dated January 11, 2019	1,906,760	500,000
Shares issued subsequent to a “Change in Control” to accredited investors in private placements through June 30, 2019	(680,811)	(314,937)
Shares of Common Stock available at June 30, 2019	1,225,949	185,063

Prior Liabilities – Settlement Reserve

1,967,960 shares of the Company’s common stock have been reserved to settle the debts of the Company that were outstanding at December 31, 2018, in the following priority; the Judgement Settlement Agreement (formerly Fife forbearance Agreement), JMJ Financial, Inc., MH Investment Trust, Power Up Lending Ltd, as well as other liabilities satisfactory to the CEO of the Company and the Company (as per Section 2(a) of the Reserve Agreement concurrent with “Change in Control Agreements”, dated January 11, 2019). At June 30, 2019, 1,225,949 shares of common stock remain available under this reserve category.

Officer’s and Director’s – Conversion Share Reserve

532,040 shares of the Company’s common stock were reserved for the conversion of 75% of payables to officers’ and a director that were outstanding December 31, 2018, (as per Section 2(a) of the Reserve Agreement concurrent with “Change in Control Agreements”, dated January 11, 2019). All these shares were issued effective December 31, 2018 and no shares remain available under this reserve category.

Continuing Operations Share Reserve

500,000 shares of the Company’s common stock were reserved as per Section 2(c) to be sold at a price, not less than $0.25 per share in periodic Private Placements, (as per Section 2(a) of the Reserve Agreement concurrent with “Change in Control Agreements”, dated January 11, 2019). At June 30, 2019, 185,063 shares of common stock remain available under this reserve category.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 12: STOCKHOLDERS’ DEFICIT (Continued)

Final Adjustment for Liabilities Eliminated by Settlement Reserve

To the extent Company does not eliminate the above-mentioned liabilities by July 11, 2019, or the cost to do so requires more than the funding provided by the Warrant Cap pertaining to Warrants to be issued to Mr. Bhatnagar, the Settlement Reserve shares shall be increased by that number of shares at $0.25, which equals the amount of the remaining liabilities.

Series A Preferred Stock

On January 11, 2019, the Company issued 1,000 shares of Series A Preferred Stock to Mr. Bhatnagar as the Company’s new President and CEO, to effectuate voting control of the Company pursuant to the terms of the Transition Agreement. The Series A Preferred shares were recorded at par value, are not tradeable, and have a nominal liquidation value.

NOTE 13: RELATED PARTY TRANSACTIONS

Microphase Corporation

At June 30, 2019, the Company owed $32,545 to Microphase for previously leased office space at its Norwalk location and for certain research and development services and shared administrative personnel from time to time, all through December 31, 2015.

Former Director

Mr. Biderman, a former outside Director, received 200,000 shares of the Company’s common stock valued at $100,000 pursuant to a resolution of the Company’s Board dated November 28, 2017, whereby such shares would be issued when enough authorized shares became available. The liability for this award was included in accrued expenses at June 30, 2018. The shares of the Company’s common stock were issued during the year ended June 30, 2019.

During the year ended June 30, 2019, Mr. Biderman, a former outside Director’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers converted $186,000 of accrued fees into 372,000 shares and $132,234 of a note and accrued interest into 276,205 shares of the Company’s common stock. At June 30, 2019, there was no outstanding balance for accrued fees or for a note with accrued interest.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 13: RELATED PARTY TRANSACTIONS (continued)

Effective October 1, 2018, the Company reversed to additional paid in capital $7,500 of accrued finders’ fees waved by Eagle Strategic Advisers and no amount of such fees was accrued to this former outside Director’s affiliated firm at June 30, 2019.

During the fiscal years ended June 30, 2019 and 2018 the Company recorded $1,959 and $7,895 of accrued interest on this loan.

Transactions With Officers

At various points during past fiscal years certain officers of the Company provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of these notes accrue interest at the rate of 6% per annum, and are payable on demand. During the fiscal years ended June 30, 2019 and 2018, the officers advanced $144,507 and $77,326 to provide working capital to the Company and $15,467 and $44,274 has been charged for interest on loans from officers.

At June 30, 2019 and 2018, these outstanding notes including accrued interest totaled $58,165 and $777,712, respectively. At June 30, 2019 and 2018, these promissory notes are convertible into shares of the Company common stock, if available.

During the fiscal year ended June 30, 2019, Messrs. Durando, Dotoli and Smiley received 800,000 shares of common stock, which were valued at $400,000, Mr. Biderman a former outside Director received 200,000 shares of common stock, which were valued at $100,000 and strategic consultants received 150,000 shares of common stock, which were valued at $75,000. In the aggregate, this group received a total of 1,150,000 shares of common stock, which was valued at $575,000 and included in accrued expenses at June 30, 2018.

During the fiscal year ended June 30, 2019, the Company issued 3,898,733 shares of common stock and had 329,553 shares to be issued to a number of related parties and strategic consultants in connection with prior services provided to the Company. The shares issued were valued at $1,883,445. During the fiscal year ended June 30, 2018, there were no shares of common stock issued to related parties or strategic consultants.

During the fiscal year ended June 30, 2019, the Company incurred $9,000 of expense related to legal and consulting services provided by Mr. Smiley, the Company’s former CFO and legal counsel.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 13: RELATED PARTY TRANSACTIONS (Continued)

During the fiscal year ended June 30, 2019, the Company issued 2,620,899 (“Signing Shares”) shares of common stock to its President and CEO, Mr. Bhatnagar, in connection with the commencement of his employment with the Company. The grant date fair value of $1,310,449 is based upon the closing price of the Company’s common stock on January 11, 2019, and is included in stock-based compensation expense within the consolidated statement of operations.

On June 1, 2019, the Company granted 231,635 shares of common stock to Mr. Cutchens, the Company’s Chief Financial Officer. The common stock will vest 25% on the six month, 1 year, 2 year, and 3 year anniversaries of the grant date. The Company recorded $16,464 of stock-based compensation expense during the year ended June 30, 2019, related to this common stock grant.

During the year ended June 30, 2018, the Company did not issue any common stock to employees or officers.

Conversion Feature and Conversions of Debt to Officers’

The Company amortized the remaining $91,177 deferred charge balance to beneficial conversion feature interest expense for the year ended June 30, 2019. At June 30, 2019, there is no deferred charges for beneficial conversion feature interest expense remaining.

NOTE 14: INCOME TAXES

The Company accounts for income taxes taking into account deferred tax assets and liabilities which represent the future tax consequences of the differences between financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year the change is enacted. Due to recurring losses, the Company’s tax provision for the years ended June 30, 2019 and 2018 was $0.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 14: INCOME TAXES (continued)

At June 30, 2019 and 2018, the difference between the effective income tax rate and the applicable statutory federal income tax rate is summarized as follows:

	June 30,
	2019	2018
Statutory federal rate	(21.0)%	(21.0)%
State income tax rate, net of federal benefit	(7.2)%	(7.2)%
Permanent differences, including stock based compensation and beneficial conversion interest expense	28.9%	29.0%
Change in valuation allowance	(0.7)%	(0.8)%
Effective tax rate	-%	-%

At June 30, 2019 and 2018, the Company’s deferred tax assets were as follows:

	June 30,
	2019	2018
Deferred tax liability
Property and equipment	$-	$-
Total deferred tax liability	$-	$-

	June 30,
	2019	2018
Deferred tax asset
Federal and state net operating loss carry forward	$26,156,755	$27,672,065
Other temporary differences	-	-
Total deferred tax asset	26,156,755	27,672,065
Net deferred tax asset	26,156,755	27,672,065
Less: valuation allowance	(26,156,755)	(27,672,065)
	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has recorded a full valuation allowance against its net deferred tax assets because it is not currently able to conclude that it is more likely than not that these assets will be realized. The amount of deferred tax assets considered to be realizable could be increased in the near term if estimates of future taxable income during the carryforward period are increased. The valuation allowance decreased by $1,515,310 and $14,977,935 during the fiscal years ended June 30, 2019 and 2018, respectively, as a result of a reduction in the total NOL carry forwards due to expiring loss years.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 14: INCOME TAXES (continued)

As of June 30, 2019, the Company has federal net operating loss carryforwards of approximately $105,200,000 and approximately $56,500,000 to offset future federal and state income taxes. Net operating loss carryforwards expire through 2038. Under the Internal Revenue Code Section 382, certain stock transactions which significantly change ownership, including the sale of stock to new investors, the exercise of options to purchase stock, or other transactions between shareholders could limit the amount of net operating loss carryforwards that may be utilized on an annual basis to offset taxable income in future periods.

At June 30, 2019 and 2018, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at June 30, 2019 and 2018.

NOTE 15: COMMITMENTS AND CONTINGENCIES

Commitments

Effective May 1, 2019, the Company relocated its corporate office to 9841 Washingtonian Blvd., Suite 390, Gaithersburg, MD 20878, and incurs rent expense of $1,350 per month, which is payable to a related party. The lease term with the related party is a month-to-month arrangement.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 15: COMMITMENTS AND CONTINGENCIES (continued)

Judgement Settlement Agreement

Effective December 10, 2018, the Company entered into a “Judgment Settlement Agreement” to satisfy in full the Forbearance Agreement with Fife that was previously in effect. As a result, under the Judgment Settlement Agreement, no shares of the Company’s common stock are issuable or eligible to be converted into. Under the terms of the Judgment Settlement Agreement, the Company is required to pay $15,000 per month from January 15, 2019 through and including February 15, 2020, with a final payment of $195,000 due and payable in March of 2020. The Company has made all payments required as of the date hereof. Failure to make any of the payments, when due, will result in an additional debt obligation, inclusive of principal and interest at the date of default ($570,660 as of June 30, 2019), to be immediately due and payable by the Company (see Note 10).

Contracts and Commitments Executed Pursuant to the Transition Agreement

In the transaction whereby, Mr. Bhatnagar acquired control of the Company on January 11, 2019, the Company entered into material commitments including an employment agreement and a warrant agreement (see Note 12).

Contingencies

Judgment Settlement Agreement

Effective December 10, 2018, the Company entered into a “Judgment Settlement Agreement” to satisfy in full the Forbearance Agreement with Fife that was previously in effect. As a result, under the Judgment Settlement Agreement, no shares of the Company’s common stock are issuable or eligible to be converted into. Under the terms of the Judgment Settlement Agreement, the Company is required to pay $15,000 per month from January 15, 2019 through and including February 15, 2020, with a final payment of $195,000 due and payable in March of 2020. The Company has made all payments required as of the date hereof. Failure to make any of the payments, when due, will result in an additional debt obligation, inclusive of principal and interest at the date of default ($570,660 as of June 30, 2019), to be immediately due and payable by the Company (see Note 10).

Should the Company satisfy the liability as described within the Judgement Settlement Agreement above, the Company would realize a gain on such settlement of approximately $580,000.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 15: COMMITMENTS AND CONTINGENCIES (continued)

Amounts Contingent upon Certain Terms of Change in Control Agreements Effective January 11, 2019

To the extent Company does not eliminate the certain liabilities within six months of the effective date, the Warrant Cap for warrants issued to Mr. Bhatnagar shall increase by such number of shares at a price of $0.25 to equal the amount of the remaining liability.

The Change in Control Agreements, effective January 11, 2019, also have certain provisions that may accelerate the warrant “earn out” formula contained in the Transition Agreement.

NOTE 16: DISCONTINUED OPERATIONS

The Company has classified the operating results and associated assets and liabilities from its Jump line of products, which ceased generating material revenue during the first quarter of fiscal year 2017, as Discontinued Operations in the Consolidated Financial Statements for the Fiscal Years ended June 30, 2019 and 2018.

The assets and liabilities associated with discontinued operations included in our Consolidated Balance Sheets were as follows:

	June 30, 2019			June 30, 2018
	Discontinued	Continuing	Total	Discontinued	Continuing	Total
Assets
Current Assets
Cash	$-	$33,996	$33,996	$-	$261	$261
Accounts receivable, net	-	2,526,155	2,526,155	-	-	-
Prepaid expenses	-	8,820	8,820	-	-	-
Total Current Assets	-	2,568,971	2,568,971	-	261	261
Property and equipment, net	-	11,048	11,048	-	-	-
Goodwill	-	6,020	6,020	-	-	-
Intangible asset - developed software, net	-	3,025,801	3,025,801	-	-	-
Other assets	-	3,058	3,058	-	800	800
Total Assets	$-	$5,614,898	$5,614,898	$-	$1,061	$1,061

Liabilities
Current Liabilities
Accounts payable	$82,795	$366,274	$449,069	$124,508	$421,056	$545,564
Accrued expenses	-	3,368,801	3,368,801	-	1,273,569	1,273,569
Due to related parties	-	65,459	65,459	-	226,045	226,045
Notes payable to officers	-	25,251	25,251	-	777,912	777,912
Convertible notes payable, net	-	2,351	2,351	-	-	-
Notes payable to director and investor	-	-	-	-	133,274	133,274
Note payable to finance company	-	-	-	39,468	-	39,468
Liabilities in arrears with convertible features	-	109,000	109,000	-	997,698	997,698
Liabilities in arrears - judgement settlement agreement (Note 9)	-	855,660	855,660	-	-	-
Derivative liability	-	133,669	133,669	-	-	-
Total Current Liabilities	$82,795	$4,926,465	$5,009,260	$163,976	$3,829,554	$3,993,530

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 16: DISCONTINUED OPERATIONS (Continued)

The revenues and expenses associated with discontinued operations included in our Consolidated Statements of Operations were as follows:

	Year Ended
	June 30,
	2019			2018
	Discontinued	Continuing	Total	Discontinued	Continuing	Total
Revenue	$-	$2,500,000	$2,500,000	$-	$-	$-
Cost of revenue	-	-	-	-	-	-
Gross Profit	-	2,500,000	2,500,000	-	-	-
General and administrative expenses	-	4,265,886	4,265,886	22,009	735,026	757,035
Operating loss	-	(1,765,886)	(1,765,886)	(22,009)	(735,026)	(757,035)
Other Income (Expense):
Interest expense	(11,508)	(210,594)	(222,102)	(41,957)	(246,162)	(288,119)
Loss on change in fair value of derivative liability	-	(30,508)	(30,508)	-	-	-
Initial derivative expense	-	(25,161)	(25,161)	-	-	-
Amortization of debt discount	-	(2,260)	(2,260)	-	-	-
Amortization of deferred financing costs	-	(90)	(90)	-	-	-
Gain on extinguishment of debt	30,448	60,398	90,846	250,570	1,107,922	1,358,492
Other income	-	-	-	566	-	566
Total Other Income (Expense)	18,940	(208,215)	(189,275)	209,179	861,760	1,070,939
Income (Loss) before income taxes	18,940	(1,974,101)	(1,955,161)	187,170	126,734	313,904
Income taxes	-	-	-	-	-	-
Net income (loss)	$18,940	$(1,974,101)	$(1,955,161)	$187,170	$126,734	$313,904

mPHASE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 17: SUBSEQUENT EVENTS

From July 1, 2019 through September 30, 2019, the Company issued 64,800 shares of its common stock to a number of related parties and strategic consultants in connection with prior services provided to the Company. The shares issued were valued at $16,200.

On July 30, 2019, the Company entered into a Securities Purchase Agreement dated as of July 30, 2019 with Power Up Lending Group (“Lender”), and issued an 8% Convertible Promissory Note in the principal amount of $53,000 to the Lender with a maturity date of July 30, 2020. The Company received net proceeds in the amount of $50,000 as a result of $3,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this Securities Purchase Agreement and Convertible Promissory Note.

On August 27, 2019, the Company’s Board of Directors approved the filing of an amendment (the “Amendment”) to the Company’s Certificate of Incorporation to increase the authorized shares of common stock from 25 million shares to 100 million shares pursuant to Section 14A:7-2(4) of the Business Corporation Law of the State of New Jersey. The Amendment was filed with the State of New Jersey on September 4, 2019.

On September 5, 2019, the Company entered into a Securities Purchase Agreement dated as of September 5, 2019 with Power Up Lending Group (“Lender”), and issued an 8% Convertible Promissory Note in the principal amount of $53,000 to the Lender with a maturity date of September 5, 2020. On September 9, 2019, the Company received net proceeds in the amount of $46,800 as a result of $3,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this Securities Purchase Agreement and Convertible Promissory Note and $3,200 being paid to the Company’s Transfer Agent to satisfy an outstanding balance.

On September 24, 2019, the Company entered into a Securities Purchase Agreement dated as of September 24, 2019 with accredited investors (“Lenders”), and issued 8% Convertible Promissory Notes in the principal amount of $124,200 (including an aggregate of $9,200 in original issue discounts) to the Lenders with maturity dates of September 24, 2020. On September 27, 2019, the Company received net proceeds in the amount of $112,000 as a result of $3,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this Securities Purchase Agreement and Convertible Promissory Notes.

