Form 10-Q
period 2019-09-30
MPHASE TECHNOLOGIES INC
filed 2019-11-19
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

[X] Yes [  ] No

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [  ] Yes [X] No

As of November 15, 2019 there were 12,667,367 shares of the issuer’s common stock, $0.01 par value per share, issued and outstanding.

mPhase Technologies, Inc.

Form 10-Q

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “will,” “might,” “projects,” “expects,” “plans,” “believes,” “anticipates,” “targets,” “intends,” “hopes,” “aims,” “can,” “should,” “could,” “would,” “goal,” “potential,” “approximately,” “estimate,” “pro forma,” “continue” or “pursue” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing.

These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and the other documents referred to and relate to a variety of matters, including, but not limited to, other statements that are not purely statements of historical fact. These forward-looking statements are made on the basis of the current beliefs, expectations and assumptions of management, are not guarantees of performance and are subject to significant risks and uncertainty. These forward-looking statements should not be relied upon as predictions of future events and mPhase Technologies, Inc. (the “Company”) cannot assure you that the events or circumstances discussed or reflected in these statements will be achieved or will occur. Furthermore, if such forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by the Company or any other person that the Company will achieve its objectives and plans in any specified timeframe, or at all.

These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC on October 15, 2019 and elsewhere in this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company disclaims any obligation to publicly update or release any revisions to these forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events, except as required by law.

2

mPHASE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED COSOLIDATED UNAUDITED FINANCIAL STATEMENTS

mPhase Technologies, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2019	June 30, 2019
	(Unaudited)
Assets
Current Assets
Cash	$132,520	$33,996
Accounts receivable, net	7,803,102	2,526,155
Prepaid expenses	2,209	8,820
Total Current Assets	7,937,831	2,568,971
Property and equipment, net	10,811	11,048
Goodwill	6,020	6,020
Intangible asset - purchased software, net	2,721,065	3,025,801
Other assets	6,239	3,058
Total Assets	$10,681,966	$5,614,898

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,839,519	$366,274
Accrued expenses	6,743,814	3,368,801
Contract liabilities	53,783	-
Due to related parties	85,012	65,459
Notes payable to officers	25,628	25,251
Convertible notes payable, net	36,685	2,351
Liabilities in arrears with convertible features	109,000	109,000
Liabilities in arrears - judgement settlement agreement (Note 7)	820,181	855,660
Derivative liability	495,441	133,669
Liabilities of discontinued operations	82,795	82,795
Total Current Liabilities	10,291,858	5,009,260

Commitments and Contingencies (Note 12)

Stockholders’ Equity
Preferred stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at September 30, 2019 and June 30, 2019	10	10
Common stock, $0.01 par value; 100,000,000 shares authorized and 12,363,732 and 11,689,078 shares issued and outstanding at September 30, 2019 and June 30, 2019, respectively	123,637	116,890
Additional paid-in-capital	224,139,906	214,007,203
Common stock to be issued	11,225	115,388
Accumulated other comprehensive income	54,694	-
Accumulated deficit	(223,939,364)	(213,633,853)
Total Stockholders’ Equity	390,108	605,638
Total Liabilities and Stockholders’ Equity	$10,681,966	$5,614,898

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

mPhase Technologies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	September 30,
	2019	2018
Revenue	$7,569,612	$-
Cost of revenue	5,706,514	-
Gross Profit	1,863,098	-
Operating Expenses:
Software development costs	1,203,614	-
General and administrative expenses	10,742,022	63,827
Total Operating Expenses	11,945,636	63,827
Operating loss	(10,082,538)	(63,827)
Other Income (Expense):
Interest expense	(38,866)	(122,052)
Gain on change in fair value of derivative liability	65,803	-
Initial derivative expense	(215,575)	-
Amortization of debt discount	(32,663)	-
Amortization of deferred financing costs	(1,521)	-
Amortization of original issue discount	(151)	-
Total Other Income (Expense)	(222,973)	(122,052)
Loss from continuing operations before income taxes	(10,305,511)	(185,879)
Income taxes	-	-
Loss from continuing operations	(10,305,511)	(185,879)
Discontinued operations (Note 13)
Loss from discontinued operations	-	(11,766)
Net loss	$(10,305,511)	$(197,645)

Comprehensive loss:
Unrealized gain on currency translation adjustment	54,694	-
Comprehensive loss:	$(10,250,817)	$(197,645)

Loss per common share:
Loss from continuing operations per common share - basic and diluted	$(0.85)	$(0.05)

Loss from discontinued operations per common share - basic and diluted	$-	$(0.00)

Loss per common share - basic and diluted	$(0.85)	$(0.05)

Weighted average shares outstanding – basic and diluted	12,117,849	3,675,939

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

mPhase Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three Months Ended September 30, 2019 and 2018

(Unaudited)

	Preferred Stock		Common Stock
	Shares	$0.01 Par Value	Shares	$0.01 Par Value	Additional Paid in Capital	Common Stock to be Issued	Accumulated Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance June 30, 2019	1,000	$10	11,689,078	$116,890	$214,007,203	$115,388	$-	$(213,633,853)	$605,638

Issuance of common stock to accredited investors in private placements			380,000	3,800	91,200	(30,500)			64,500
Issuance of common stock for the conversion of related party debts and strategic vendor payables			294,654	2,947	70,716	(73,663)			-
Warrants earned under employment contract					9,970,787				9,970,787
Other comprehensive income							54,694		54,694
Net loss								(10,305,511)	(10,305,511)
Balance September 30, 2019	1,000	$10	12,363,732	$123,637	$224,139,906	$11,225	$54,694	$(223,939,364)	$390,108

	Common Stock
	Shares	$0.01 Par Value	Additional Paid in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance June 30, 2018	3,372,103	$33,721	$207,652,502	$(211,678,692)	$(3,992,469)

Issuance of common stock to accredited investors in private placements	40,000	400	9,600		10,000
Beneficial conversion feature interest expense charged to additional paid in capital			91,177		91,177
Issuance of common stock for accrued services	1,150,000	11,500	563,500		575,000
Issuance of common stock for the conversion of related party debts and strategic vendor payables	3,305,492	33,055	1,619,691		1,652,746
Net loss				(197,645)	(197,645)
Balance September 30, 2018	7,867,595	$78,676	$209,936,470	$(211,876,337)	$(1,861,191)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

mPhase Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(10,305,511)	$(197,645)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	10,020,178	-
Depreciation and amortization	242,139	-
Initial derivative expense	215,575	-
Amortization of debt discount	32,663	3,552
Amortization of deferred financing costs	1,521	-
Amortization of original issue discount	151	-
Gain on change in fair value of derivative liability	(65,803)	-
Amortization of deferred compensation and beneficial conversion interest expense	-	91,177
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,276,947)	-
Increase in other assets	(3,181)	-
Decrease in prepaid expenses	6,611	-
Increase in contract liabilities	53,783	-
Increase in accounts payable and accrued expenses	4,887,451	226,976
Net cash (used in) provided by operating activities of continuing operations	(191,370)	124,060
Net cash used in operating activities of discontinued operations	-	(165,143)
Net cash used in operating activities	(191,370)	(41,083)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, net	212,000	-
Proceeds from issuance of common stock, net of finder’s fees	64,500	10,000
Proceeds from notes payable to related parties	10,700	43,070
Repayments under settlement agreement	(45,000)	-
Repayments of notes payable to related parties	(7,000)	(588)
Net cash provided by financing activities of continuing operations	235,200	52,482
Net cash provided (used) by financing activities of discontinued operations	-	-
Net cash provided by financing activities	235,200	52,482

Effect of foreign exchange rate changes on cash	54,694	-
Net increase in cash	98,524	11,399
Cash at beginning of period	33,996	261
Cash at end of period	$132,520	$11,660

Supplemental disclosure:
Cash paid for interest	$-	$1,794

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

	For the Three Months Ended
	September 30,
	2019	2018
Supplemental disclosure of non-cash investing and financing activities:

Issuance of Common Stock for accrued services
Value	$-	$1,299,777
Shares	-	2,599,554

Issuance of Common Stock for the conversion of Related Party debts and Strategic Vendor payables
Value	$73,663	$927,969
Shares	294,654	1,855,939

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

NOTE 1: NATURE OF BUSINESS AND BASIS OF PRESENTATION

Organization and Nature of Business

mPhase Technologies, Inc., including its wholly-owned subsidiaries, are collectively referred to herein as “mPhase,” “XDSL”, “Company,” “us,” or “we.”

The Company was incorporated in the state of New Jersey in 1979 under the name Tecma Laboratory, Inc. and has subsequently operated under Tecma Laboratories, Inc., and Lightpaths TP Technologies, Inc., until June 2, 1997 when the Company changed its name to mPhase Technologies, Inc.

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

On February 15, 2019, the Company acquired Travel Buddhi, a software platform to enhance travel via ultra-customization tools that tailor a planned trip experience in ways not previously available.

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

Basis of Presentation

The condensed consolidated unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management, are necessary to fairly state the Company’s financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”); nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading.

The condensed consolidated unaudited financial statements for the three months ended September 30, 2019 and 2018 include the operations of mPhase and its wholly-owned subsidiaries, mPower Technologies, Inc., Medds, Inc., mPhase Technologies India Private Limited effective March 19, 2019, and Alpha Predictions LLP effective June 30, 2019. All significant intercompany accounts and transactions have been eliminated in the consolidation.

These condensed consolidated unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 30, 2019, contained in the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2019. The results of operations for the three months ended September 30, 2019, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2020.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

NOTE 2: GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred negative cash flows from operations of $191,370 for the three months ended September 30, 2019. At September 30, 2019, the Company had a working capital deficit of $2,354,027, and an accumulated deficit of $223,939,364. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this report, without additional debt or equity financing. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to meet its working capital needs through the next twelve months from the date of this report and to fund the growth of our nanotechnology, artificial intelligence, and machine learning technologies, the Company may consider plans to raise additional funds through the issuance of equity or debt. Although the Company intends to obtain additional financing to meet its cash needs, the Company may be unable to secure any additional financing on terms that are favorable or acceptable to it, if at all.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Foreign Currency Translation and Transactions

The functional currency of our operations in India is the Indian Rupee. Foreign currency denominated assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, and income and expense items are translated at the average exchange rates in effect during the applicable period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the consolidated statements of comprehensive income (loss), as other comprehensive income (loss). There have been no significant fluctuations in the exchange rate for the conversion of Indian Rupee to U.S. dollars after the balance sheet date.

Use of Estimates

The preparation of condensed consolidated unaudited financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates include the collectability of accounts receivable, valuation of intangible assets, accrued expenses, valuation of derivative liabilities, stock-based compensation, and the deferred tax asset valuation allowance.

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

Revenue Risk

Agreements which potentially subject the Company to concentrations of revenue risk consist principally of one customer agreement. For the three months ended September 30, 2019 and 2018, this one customer accounted for 99% and 0% of our total revenue, respectively. At September 30, 2019 and 2018, this one customer accounted for 96% and 0% of our total accounts receivable, respectively.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at September 30, 2019 and June 30, 2019.

MPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses and such losses traditionally have been within its expectations. At September 30, 2019 and June 30, 2019, the Company determined there was no requirement for an allowance for doubtful accounts.

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

Patents and licenses are capitalized when the Company determines there will be a future benefit derived from such assets and are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset, generally five years. As of September 30, 2019, and June 30, 2019, the book value of patents and licenses of $214,383, has been fully amortized and no amortization expense was recorded for the three months ended September 30, 2019 and 2018.

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

At September 30, 2019, the book value of purchased and developed technology of $2,963,204, included two technology platforms, a machine learning platform and an artificial intelligence platform. For the three months ended September 30, 2019 and 2018, amortization expense was $242,139 and $0, respectively.

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

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, due from affiliates, accounts payable, accrued liabilities, due to related parties, and other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. The fair value of short and long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

MPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Revenue is derived from the sale of artificial intelligence and machine learning focused technology products. The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. In the event any discounts, sales incentives, or similar arrangements are agreed to with a customer, such amounts are estimated at time of sale and deducted from revenue. Sales taxes and other similar taxes are excluded from revenue (see Note 6).

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

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes in accordance with Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities and net operating loss and tax credit carryforwards given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year-to-year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

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

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices for the tax years ended June 30, 2019 and 2018.

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

In computing diluted EPS, only potential common shares that are dilutive, those that reduce EPS or increase loss per share, are included. The effect of contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the three months ended September 30, 2019 and 2018, as we incurred a net loss for those periods. At September 30, 2019, there were outstanding warrants to purchase up to approximately 25,000,000 shares of the Company’s common stock, approximately 45,000 shares of the Company’s common stock to be issued, and notes payable held by third parties with convertible features that if converted, would total approximately 690,000 shares of the Company’s common stock, which may dilute future EPS. At September 30, 2018, there were notes payable held by third parties and officers and directors, with convertible features that if converted, would total approximately 2,500,000 shares of the Company’s common stock, which may dilute future EPS.

MPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Standards

Effective July 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842, which amends certain aspects of the new lease standard. The Company determined the adoption of ASU 2016-02 did not have a material impact on its consolidated financial statements.

Effective July 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2017-11, Update to Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The ASU makes limited changes to the guidance on classifying certain financial instruments as either liabilities or equity. The ASU is intended to improve (1) the accounting for instruments with “down-round” provisions and (2) the readability of the guidance in ASC 480 on distinguishing liabilities from equity by replacing the indefinite deferral of certain pending content with scope exceptions. The Company determined the adoption of ASU 2017-11 did not have a material impact on its consolidated financial statements.

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

MPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

NOTE 4: BUSINESS ACQUISITION

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

The Company is currently evaluating the fair values of the assets acquired and liabilities assumed. The preliminary estimates and measurements are, therefore, subject to change during the measurement period. The acquired intangible asset – purchased software was recognized at fair value as of the acquisition date. It is provisionally subject to a useful life of 3 years, pending further evaluation of the underlying software.

The fair value of the one-percent noncontrolling interest in Alpha Predictions was determined to be immaterial, based on extrapolation of the price paid by the Company for its controlling interest and consideration of any potential control premiums.

MPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

NOTE 5: INTANGIBLE ASSET – PURCHASED SOFTWARE, NET

Intangible asset – Purchased Software, net, is comprised of the following at:

	September 30,	June 30,
	2019	2019
Purchased software	$2,963,204	$3,025,801
Less: accumulated amortization	(242,139)	-
Purchased software, net	$2,721,065	$3,025,801

Intangible asset – Purchased Software consists of the following two software technologies:

Alpha Predictions purchased software	$2,843,175
Travel Buddhi purchased software	120,029
Total purchased software	$2,963,204

The Alpha Predictions purchased software was acquired as further described in Note 4. The Travel Buddhi purchased software was acquired on February 15, 2019, for $115,281 and included all rights, software, and code of the technology platform. During the fiscal year ended June 30, 2019, $55,000 of the Travel Buddhi purchase price was paid and $60,281 remained outstanding. At September 30, 2019, the Travel Buddhi technology platform has not been placed in service, but is expected to be during fiscal year 2020.

Purchased software costs are amortized on a straight-line basis over three years. Amortization of purchased software costs are included in depreciation and amortization within the consolidated statements of operations.

For the three months ended September 30, 2019, amortization expense was $242,139. There was no amortization expense related to purchased software for the three months ended September 30, 2018.

Future amortization expense related to the existing net carrying amount of purchased software at September 30, 2019 is expected to be as follows:

Remainder of fiscal year 2020	$739,381
Fiscal year 2021	985,841
Fiscal year 2022	985,841
Fiscal year 2023	10,002
$2,721,065

MPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

NOTE 6: REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table presents our revenue disaggregated by category within our single reporting segment:

	For the Three Months Ended
	September 30,
	2019	2018
Subscription	$6,125,957	$-
Service and support	924,132	-
Application development and implementation	519,523	-
Revenue	$7,569,612	$-

For the three months ended September 30, 2019, the Company was subject to revenue and accounts receivable concentration risk as one customer accounted for 99% and 96% of revenue and accounts receivable, respectively.

Subscription and Application Development and Implementation Revenue

The Company recognizes revenue when, or as, it satisfies a performance obligation to a customer. The Company primarily has one performance obligation, which includes the combined promise to develop, implement, and license customized software. Payment terms for the software include one-time application development and implementation fees, which are generally billed on a time-and-materials basis over the development and implementation period, plus fixed license subscription fees, which may either be billed in full upfront or in monthly installments over the license period, which is generally three years. All of these fees are allocated to the single performance obligation of providing software to the customer.

The performance obligation is fully satisfied at the point in time when the customer has taken control of the completed software, which is when physical possession of the software has transferred to the customer, the customer is able to use and benefit from the software, and the contractual license period has begun. Since the Company has no further obligation to the customer once control of the software has transferred, the Company recognizes revenue in full for all of the development and implementation fees at that point in time. Subscription fees are also recognized when control of the software has transferred to the customer but only to the extent such fees are contractually guaranteed to the Company. Any future monthly subscription fees that the Company would not have a contractually guaranteed right to collect in the event of early termination of the contract are instead recognized as revenue on a straight-line basis over the license period.

Service and Support Revenue

Certain contracts also contain a second performance obligation for service and support. This performance obligation includes the promise to provide future updates, upgrades, and enhancements to the software over the license period, if and when they occur. Service and support fees are fixed as a percentage of total contract value and billed in monthly installments over the license period. The Company recognizes service and support fee revenue over time, on a straight-line basis over the license period, as the customer receives such services on a generally uniform basis throughout the license period.

Allocation of the Transaction Price

Prices allocated to each performance obligation generally correspond with the contractually stated prices, since they equal standalone selling price. In some cases, services may be discounted, which requires the company to allocate the transaction price based on relative standalone selling price. The Company estimates standalone selling price based on comparable industry practices and the costs and margins involved in providing services to its customers.

Contract Liabilities

Contract liabilities include amounts billed to the customer in excess of revenue recognized and are presented as contract liabilities on the condensed consolidated balance sheets.

Practical Expedient

The Company has elected a practical expedient to omit certain disclosures about the transaction price allocated to remaining performance obligations for contracts with terms of one year or less.

NOTE 7: SHORT TERM NOTES PAYABLE

Short term notes payable is comprised of the following:

	September 30,	June 30,
	2019	2019
Note payable, John Fife (dba St. George Investors) / Fife Forbearance [1]	$820,181	$855,660
Total short-term notes payable	$820,181	$855,660

[1] effective December 10, 2018, the Company entered into a “Judgment Settlement Agreement” to satisfy in full the Forbearance Agreement with Fife that was previously in effect. As a result, under the Judgment Settlement Agreement, no shares of the Company’s common stock are issuable or eligible to be converted into. Under the terms of the Judgment Settlement Agreement, the Company is required to pay $15,000 per month from January 15, 2019 through and including February 15, 2020, with a final payment of $195,000 due and payable in March of 2020. The Company has made all payments required as of the date hereof. Failure to make any of the payments, when due, will result in the remaining liability balance of $550,181 (at September 30, 2019), to be immediately due and payable by the Company.

MPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

NOTE 8: Convertible Debt Arrangements

JMJ Financial

At September 30, 2019 and June 30, 2019, the amount recorded in current liabilities for this one convertible note and accrued interest thereon due to JMJ Financial was $197,178 and $193,287, respectively. During the three months ended September 30, 2019 and 2018 the Company recorded $3,892 and $3,571, respectively of interest for the outstanding convertible note.

As of September 30, 2019 and June 30, 2019, the aggregate remaining amount of convertible securities held by JMJ could be converted into 9,859 and 9,664 shares, respectively, with a conversion price of $20.

Power Up Lending

On June 19, 2019, the Company entered into a Securities Purchase Agreement with Power Up Lending Group (“Lender”) and issued an 8% convertible promissory note in the principal amount of $78,000 to the Lender with a maturity date of June 19, 2020. The Company received net proceeds in the amount of $45,800, with $25,000 refinancing a prior convertible promissory note due to the Lender that had been in default, $3,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this Securities Purchase Agreement and Convertible Promissory Note and $4,200 being paid to the Company’s Transfer Agent to satisfy an outstanding balance. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $103,161, deferred financing costs of $3,000 and debt discount of $75,000. The deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $78,000 and $1,761, respectively, at September 30, 2019. The aggregate balance of the convertible promissory note, net of deferred financing costs and debt discount at September 30, 2019 was $22,011.

On July 30, 2019, the Company entered into a Securities Purchase Agreement with Power Up Lending Group (“Lender”), and issued an 8% Convertible Promissory Note in the principal amount of $53,000 to the Lender with a maturity date of July 30, 2020. The Company received net proceeds in the amount of $50,000 as a result of $3,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this Securities Purchase Agreement and Convertible Promissory Note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $114,380, deferred financing costs of $3,000 and debt discount of $50,000. The deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $53,000 and $720, respectively, at September 30, 2019. The aggregate balance of the convertible promissory note, net of deferred financing costs and debt discount at September 30, 2019 was $9,003.

On September 5, 2019, the Company entered into a Securities Purchase Agreement with Power Up Lending Group (“Lender”), and issued an 8% Convertible Promissory Note in the principal amount of $53,000 to the Lender with a maturity date of September 5, 2020. On September 9, 2019, the Company received net proceeds in the amount of $46,800 as a result of $3,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this Securities Purchase Agreement and Convertible Promissory Note and $3,200 being paid to the Company’s Transfer Agent to satisfy an outstanding balance. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $104,860, deferred financing costs of $3,000 and debt discount of $50,000. The deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $53,000 and $290, respectively, at September 30, 2019. The aggregate balance of the convertible promissory note, net of deferred financing costs and debt discount at September 30, 2019 was $3,630.

MPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

NOTE 8: Convertible Debt Arrangements (continued)

Platinum Point Capital and Jefferson Street Capital

On September 24, 2019, the Company entered into a Securities Purchase Agreement with accredited investors (“Lenders”), and issued 8% Convertible Promissory Notes in the principal amount of $124,200 (including an aggregate of $9,200 in original issue discounts) to the Lenders with maturity dates of September 24, 2020. On September 27, 2019, the Company received net proceeds in the amount of $112,000 as a result of $3,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this Securities Purchase Agreement and Convertible Promissory Notes. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $208,335, original issue discount of $9,200, deferred financing costs of $3,000 and debt discount of $112,000. The original issue discount, deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $124,200 and $163, respectively, at September 30, 2019. The aggregate balance of the convertible promissory note, net of original issue discount, deferred financing costs and debt discount at September 30, 2019 was $2,042.

At September 30, 2019 and June 30, 2019, there was $308,200 and $78,000 of convertible notes payable outstanding, net of discounts of $271,515 and $75,649, respectively.

During the three months ended September 30, 2019 and 2018, amortization of original issue discount, deferred financing costs, and debt discount amounted to $34,335 and $0, respectively.

At September 30, 2019, the Company was in compliance with the terms of the Power Up Lending and Platinum Point Capital and Jefferson Street Capital convertible promissory notes.

NOTE 9: DERIVATIVE LIABILITY

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from June 30, 2018 to September 30, 2019:

Conversion feature derivative liability
June 30, 2018	$-
Initial fair value of derivative liability recorded as debt discount	75,000
Initial fair value of derivative liability recorded as deferred financing costs	3,000
Initial fair value of derivative liability charged to other expense	25,161
Loss on change in fair value included in earnings	30,508
June 30, 2019	$133,669
Initial fair value of derivative liability recorded as debt discount	212,000
Initial fair value of derivative liability charged to other expense	215,575
Gain on change in fair value included in earnings	(65,803)
September 30, 2019	$495,441

MPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

NOTE 9: DERIVATIVE LIABILITY (continued)

Total derivative liability at September 30, 2019 and June 30, 2019 amounted to $495,441 and $133,669, respectively. The change in fair value included in earnings of $65,803 is due in part to the quoted market price of the Company’s common stock decreasing from $0.85 at June 30, 2019 to $0.76 at September 30, 2019, coupled with substantially reduced conversion prices due to the effect of “ratchet” provisions incorporated within the convertible notes payable.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the binomial pricing model with Binomial simulations at September 30, 2019:

Expected volatility	557.1% - 1,358.9%
Expected term	8.62 months - 11.8 months
Risk-free interest rate	1.75% - 1.79%
Stock price	$0.76

NOTE 10: STOCKHOLDERS’ EQUITY

The total number of shares of all classes of stock that the Company shall have the authority to issue is 100,001,000 shares consisting of 100,000,000 shares of common stock, $0.01 par value per share, of which 12,363,732 are issued and outstanding and 44,899 are to be issued at September 30, 2019 and 1,000 shares of preferred stock, par value $0.01 per share of which 1,000 shares have been designated as Series A Super Voting Preferred of which 1,000 are issued and outstanding at September 30, 2019.

Common Stock

Private Placements

During the three months ended September 30, 2019, the Company received $64,500 of net proceeds from the issuance of 258,000 shares of common stock and 10,000 shares of common stock to be issued in private placements with accredited investors, incurring no finder’s fees.

During the three months ended September 30, 2018, the Company received $10,000 of net proceeds from the issuance of 40,000 shares of common stock in private placements with accredited investors, incurring no finder’s fees.

Stock Award Payable

During the three months ended September 30, 2019, the Company did not issue any shares of common stock to former officers, outside directors, or strategic consultants.

During the three months ended September 30, 2018, three former officers of the Company, Mr. Biderman as an outside director, and certain strategic consultants, who provided services to the Company, received a total of 1,150,000 shares of common stock, which were valued at $0.50 or $575,000, based on the closing price of the Company’s common stock on September 24, 2018, and was included in accrued expenses at June 30, 2018.

Stock Based Compensation

During the three months ended September 30, 2019, the Company did not issue any common stock to employees or officers. During the three months ended September 30, 2019, the Company recorded $49,391 of stock-based compensation expense related to a June 1, 2019 grant of 231,635 shares of common stock to Mr. Cutchens, the Company’s Chief Financial Officer, which vests 25% on the six month, 1 year, 2 year, and 3 year anniversaries of the grant date.

During the three months ended September 30, 2018, the Company did not issue any common stock to employees or officers or record any stock-based compensation expense.

MPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

NOTE 10: STOCKHOLDERS’ EQUITY (continued)

Conversion of Debt Securities

During the three months ended September 30, 2019, there were no shares of common stock issued to related parties or strategic consultants who provided services to the Company.

During the three months ended September 30, 2018, former officers converted $538,777 accrued wages into 1,077,554 shares and $702,105 of notes payable and accrued interest into 1,404,210 shares and a director converted $186,000 of accrued fees into 372,000 shares and $126,364 of a note and accrued interest into 252,728 shares, of the Company’s common stock. Also, on September 24, 2018 accounts payable to strategic vendors totaling $99,500 were converted into 199,000 shares of common stock.

Reserved Shares

The convertible promissory notes entered into with Power Up Lending, Platinum Point Capital and Jefferson Street Capital require the Company to reserve 18,910,751 shares of its Common Stock for potential future conversions under such instruments.

At September 30, 2019, 7,202 shares of the Company’s Common Stock remain subject to be returned to the Company’s treasury for cancellation. Such shares were not sold as part of 8,000 shares of the Company’s Common Stock that was advanced during fiscal year 2014 under an Equity Line of Credit.

Common Stock Warrants

Warrant Agreement – Earned Warrants

Mr. Bhatnagar, the Company’s President and CEO, is entitled to receive warrants to acquire 4% of the outstanding fully diluted common stock of the Company (the “Earned Warrants”) each time the Company’s revenue increases by $1,000,000. The exercise price of the Earned Warrants is equal to $0.50 per share, and he may not receive Earned Warrants to the extent that the number of Signing Shares and Earned Warrants exceed 80% of the fully diluted common stock of the Company (“Warrant Cap”).

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

For the three months ended September 30, 2019, since the Company’s revenue was $7,569,612, Mr. Bhatnagar earned warrants to acquire 19,941,573 shares of the Company’s common stock under the provisions of the Warrant Agreement. At September 30, 2019, under the current Warrant Cap, there remains approximately 12,500,000 shares of the Company’s common stock that Mr. Bhatnagar can earn.

MPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

NOTE 10: STOCKHOLDERS’ EQUITY (continued)

For the three months ended September 30, 2019, the Company recognized $9,970,787 of stock-based compensation expense related to the earned warrants. At September 30, 2019, there remains approximately $6,232,000 of stock-based compensation expense that the Company expects to recognize over the next six months.

The Company estimates the fair value of each option award on the date of grant using a black-scholes option valuation model that uses the assumptions noted in the table below. Because black-scholes option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were utilized during the three months ended September 30, 2019:

Expected volatility	21,779.77%
Weighted-average volatility	21,779.77%
Expected dividends	0%
Expected term (in years)	5.0
Risk-free rate	2.52%

The following table sets forth common stock purchase warrants outstanding at September 30, 2019:

	Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding, June 30, 2019	4,985,394	$0.50	$-
Warrants earned	19,941,574	0.50	-
Warrants forfeited	-	-	-
Outstanding, September 30, 2019	24,926,968	$0.50	$-

Common stock issuable upon exercise of warrants	24,926,968	$0.50	$-

	Common Stock Issuable Upon Exercise of Warrants Outstanding			Common Stock Issuable Upon Warrants Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2019	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2019	Weighted Average Exercise Price
$0.50	24,926,968	4.96	$0.50	24,926,968	$0.50
	24,926,968	4.96	$0.50	24,926,968	$0.50

MPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

NOTE 10: STOCKHOLDERS’ EQUITY (continued)

Settlement and New Funding Share Reserves

The Company agreed to reserve a total of 3,000,000 shares of its common stock of which 532,040 shares of common stock were reserved for and issued concurrently for the conversion of 75% of outstanding accounts payables to officers’ and a director (discussed below), 1,967,960 shares of common stock were reserved to reduce liabilities outstanding December 31, 2018 (“Settlement Reserve”), and 500,000 shares of common stock were reserved to fund continuing operations (“Funding Reserve”). At September 30, 2019, 1,225,949 shares of common stock remained available from the initial Settlement Reserve to settle prior liabilities and 185,063, shares of common stock remained available from the Funding Reserve to fund continuing operations.

	Settlement Reserve	Funding Reserve
Initial Shares of Common Stock to Establish Reserve	1,967,960	500,000
Shares issued concurrently to transition agreement for the conversion of 75% strategic vendors, outstanding December 31, 2018	(61,200)	-
Shares available upon execution of the Transition Agreement dated January 11, 2019	1,906,760	500,000
Shares issued subsequent to a “Change in Control” to accredited investors in private placements through September 30, 2019	(680,811)	(314,937)
Shares of Common Stock available at September 30, 2019	1,225,949	185,063

Prior Liabilities – Settlement Reserve

1,967,960 shares of the Company’s common stock have been reserved to settle the debts of the Company that were outstanding at December 31, 2018, in the following priority; the Judgement Settlement Agreement (formerly Fife forbearance Agreement), JMJ Financial, Inc., MH Investment Trust, Power Up Lending Ltd, as well as other liabilities satisfactory to the CEO of the Company and the Company (as per Section 2(a) of the Reserve Agreement concurrent with “Change in Control Agreements”, dated January 11, 2019). At September 30, 2019, 1,225,949 shares of common stock remain available under this reserve category.

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

Continuing Operations Share Reserve

500,000 shares of the Company’s common stock were reserved as per Section 2(c) to be sold at a price, not less than $0.25 per share in periodic Private Placements, (as per Section 2(a) of the Reserve Agreement concurrent with “Change in Control Agreements”, dated January 11, 2019). At September 30, 2019, 185,063 shares of common stock remain available under this reserve category.

Final Adjustment for Liabilities Eliminated by Settlement Reserve

On October 9, 2019, the Company and its CEO entered into Amendment No. 1 to the original Reserve Agreement dated January 11, 2019, to extend the date whereby the Company is able to eliminate the above-mentioned liabilities from July 11, 2019 to March 31, 2020. In the event the Company is not able to eliminate the above-mentioned liabilities, or the cost to do so requires more than the funding provided by the Warrant Cap pertaining to Warrants to be issued to Mr. Bhatnagar, the Settlement Reserve shares shall be increased by that number of shares at $0.25, which equals the amount of the remaining liabilities.

Series A Preferred Stock

On January 11, 2019, the Company issued 1,000 shares of Series A Preferred Stock to Mr. Bhatnagar as the Company’s new President and CEO, to effectuate voting control of the Company pursuant to the terms of the Transition Agreement. The Series A Preferred shares were recorded at par value, are not tradeable, and have a nominal liquidation value.

MPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

NOTE 11: RELATED PARTY TRANSACTIONS

Microphase Corporation

At September 30, 2019, the Company owed $32,545 to Microphase for previously leased office space at its Norwalk location and for certain research and development services and shared administrative personnel from time to time, all through December 31, 2015.

Former Director

On September 24, 2018, a former outside director converted $126,364 of his note payable into 252,728 shares of common stock.

During the three months ended September 30, 2019 and 2018, the Company recorded $0 and $1,831 of accrued interest.

Transactions With Officers

At various points during past fiscal years certain officers and former officers of the Company provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of these notes accrue interest at the rate of 6% per annum, and are payable on demand. During the three months ended September 30, 2019 and 2018, the officers and former officers advanced $20,952 and $42,531 to provide working capital to the Company and $11,137 and $563 has been charged for interest on loans from officers and former officers.

At September 30, 2019 and June 30, 2019, these outstanding notes including accrued interest totaled $78,095 and $58,165, respectively. At September 30, 2019, these promissory notes are not convertible into shares of the Company’s common stock.

During the three months ended September 30, 2018, three former officers of the Company, Mr. Biderman as a former outside director, and certain strategic consultants, who provided services to the Company, received a total of 1,150,000 shares of common stock, which were valued at $0.50 or $575,000, based on the closing price of the Company’s common stock on September 24, 2018, and was included in accrued expenses at June 30, 2018.

During the three months ended September 30, 2019, the Company incurred $10,500 of expense related to legal and consulting services provided by Mr. Smiley, the Company’s former CFO and legal counsel.

Office Lease

Effective May 1, 2019, the Company relocated its corporate office to 9841 Washingtonian Blvd., Suite 390, Gaithersburg, MD 20878, and incurs rent expense of $1,350 per month, which is payable to a related party. The lease term with the related party is a month-to-month arrangement.

MPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

NOTE 12: COMMITMENTS AND CONTINGENCIES

Commitments

Effective May 1, 2019, the Company relocated its corporate office to 9841 Washingtonian Blvd., Suite 390, Gaithersburg, MD 20878, and incurs rent expense of $1,350 per month, which is payable to a related party. The lease term with the related party is a month-to-month arrangement.

Contracts and Commitments Executed Pursuant to the Transition Agreement

In the transaction whereby, Mr. Bhatnagar acquired control of the Company on January 11, 2019, the Company entered into material commitments including an employment agreement and a warrant agreement (see Note 10).

Contingencies

Judgment Settlement Agreement

Effective December 10, 2018, the Company entered into a “Judgment Settlement Agreement” to satisfy in full the Forbearance Agreement with Fife that was previously in effect. As a result, under the Judgment Settlement Agreement, no shares of the Company’s common stock are issuable or eligible to be converted into. Under the terms of the Judgment Settlement Agreement, the Company is required to pay $15,000 per month from January 15, 2019 through and including February 15, 2020, with a final payment of $195,000 due and payable in March of 2020. The Company has made all payments required as of the date hereof. Failure to make any of the payments, when due, will result in the remaining liability balance of $550,181 (at September 30, 2019), to be immediately due and payable by the Company (see Note 7).

Should the Company satisfy the liability as described within the Judgement Settlement Agreement above, the Company would realize a gain on such settlement of approximately $550,000.

Amounts Contingent upon Certain Terms of Change in Control Agreements Effective January 11, 2019

To the extent Company does not eliminate the certain liabilities within six months of the effective date, the Warrant Cap for warrants issued to Mr. Bhatnagar shall increase by such number of shares at a price of $0.25 per share to equal the amount of the remaining liability.

The Change in Control Agreements, effective January 11, 2019, also have certain provisions that may accelerate the warrant “earn out” formula contained in the Transition Agreement.

MPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

NOTE 13: DISCONTINUED OPERATIONS

The Company has classified the operating results and associated assets and liabilities from its Jump line of products, which ceased generating material revenue during the first quarter of fiscal year 2017, as discontinued operations in the consolidated financial statements for the three months ended September 30, 2019 and 2018.

The assets and liabilities associated with discontinued operations included in our consolidated balance sheets were as follows:

	September 30, 2019			June 30, 2019
	Discontinued	Continuing	Total	Discontinued	Continuing	Total
Assets
Current Assets
Cash	$-	$132,520	$132,520	$-	$33,996	$33,996
Accounts receivable, net	-	7,803,102	7,803,102	-	2,526,155	2,526,155
Prepaid expenses	-	2,209	2,209	-	8,820	8,820
Total Current Assets	-	7,937,831	7,937,831	-	2,568,971	2,568,971
Property and equipment, net	-	10,811	10,811	-	11,048	11,048
Goodwill	-	6,020	6,020	-	6,020	6,020
Intangible asset - purchased software, net	-	2,721,065	2,721,065	-	3,025,801	3,025,801
Other assets	-	6,239	6,239	-	3,058	3,058
Total Assets	$-	$10,681,966	$10,681,966	$-	$5,614,898	$5,614,898

Liabilities
Current Liabilities
Accounts payable	$82,795	$1,839,519	$1,922,314	$82,795	$366,274	$449,069
Accrued expenses	-	6,743,814	6,743,814	-	3,368,801	3,368,801
Contract liabilities	-	53,783	53,783	-	-	-
Due to related parties	-	85,012	85,012	-	65,459	65,459
Notes payable to officers	-	25,628	25,628	-	25,251	25,251
Convertible notes payable, net	-	36,685	36,685	-	2,351	2,351
Liabilities in arrears with convertible features	-	109,000	109,000	-	109,000	109,000
Liabilities in arrears - judgement settlement agreement (Note 7)	-	820,181	820,181	-	855,660	855,660
Derivative liability	-	495,441	495,441	-	133,669	133,669
Total Current Liabilities	$82,795	$10,209,063	$10,291,858	$82,795	$4,926,465	$5,009,260

MPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

NOTE 13: DISCONTINUED OPERATIONS (continued)

For the three months ended September 30, 2019, there were no revenue or expenses associated with discontinued operations included in our consolidated statements of operations. For the three months ended September 30, 2018, the revenue and expenses associated with discontinued operations included in our consolidated statements of operations were as follows:

	For The Three Months Ended
	September 30, 2018
	Discontinued	Continuing	Total
Revenue	$-	$-	$-
Cost of revenue	-	-	-
Gross Profit	-	-	-
Operating Expenses:
Software development costs	-	-	-
General and administrative	-	63,827	63,827
Total Operating Expenses	-	63,827	63,827
Operating loss	-	(63,827)	(63,827)
Other Income (Expense):
Interest expense	(11,766)	(122,052)	(133,818)
Total Other Income (Expense)	(11,766)	(122,052)	(133,818)
Loss before income taxes	(11,766)	(185,879)	(197,645)
Income taxes	-	-	-
Net loss	$(11,766)	$(185,879)	$(197,645)

NOTE 14: SUBSEQUENT EVENTS

From October 1, 2019 through November 15, 2019, the Company issued 72,000 shares of its common stock to a number of related parties and strategic consultants in connection with the private placement memorandum and prior services provided to the Company. The shares issued were valued at $18,000.

On October 9, 2019, the Company issued 231,635 restricted shares of its common stock to its CFO which were granted on June 1, 2019 (the “Grant Date”), pursuant to the terms of an employment agreement with the Company. The restricted shares of common stock vest 25% on the six-month, 1 year, 2 year, and 3 year anniversaries of the Grant Date.

On October 9, 2019, the Company and its CEO entered into Amendment No. 1 to the original Reserve Agreement dated January 11, 2019, to extend the date whereby the Company is able to eliminate the above-mentioned liabilities from July 11, 2019 to March 31, 2020. To the extent the Company does not eliminate certain liabilities as set forth in the Reserve Agreement and the Transition Agreement by March 31, 2020, the Warrant Cap for warrants issued to Mr. Bhatnagar shall increase by such number of shares (at a price of $0.25 per share) equal to the amount of the remaining liability.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and our audited consolidated financial statements and related notes for our fiscal year ended June 30, 2019 found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 15, 2019.

Overview

mPhase Technologies, Inc., was incorporated in the state of New Jersey in 1979 under the name Tecma Laboratory, Inc. and has subsequently operated under Tecma Laboratories, Inc., and Lightpaths TP Technologies, Inc., until June 2, 1997 when the Company changed its name to mPhase Technologies, Inc.

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

On February 15, 2019, the Company acquired Travel Buddhi, a software platform to enhance travel via ultra-customization tools that tailor a planned trip experience in ways not previously available.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these unaudited consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, potential impairment of intangible assets, accrued liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in Note 3 above and the Company’s Annual Report on Form 10-K as filed with the SEC on October 15, 2019 are those that depend most heavily on these judgments and estimates. As of September 30, 2019, there had been no material changes to any of the critical accounting policies contained therein.

Results of Operations

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Continuing Operations

Revenue

Our revenue increased to $7,569,612 for the three months ended September 30, 2019, compared to $0 for the three months ended September 30, 2018. The increase is the result of expanding upon a new customer agreement entered into during the fourth quarter of fiscal year 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cost of Revenue

Cost of revenue totaled $5,706,514 for the three months ended September 30, 2019, compared to $0 for the three months ended September 30, 2018. The increase is the result of generating the increased revenue.

Operating Expenses

Our operating expenses, which include software development costs, salaries and benefits, stock-based compensation, legal and professional fees, and general and administrative expenses increased to $11,945,636 for the three months ended September 30, 2019, compared to $63,827 for the three months ended September 30, 2018, an increase of $11,881,809. The increase is primarily due to stock-based compensation expense related to the Company’s Chief Executive Officer and Chief Financial Officer, an increase in general and administrative expenses related to salaries of the new Chief Executive Officer and Chief Financial Officer, coupled with increased operating expenses to support the increased operations of the business, partially offset by lower expenses from prior officers for services rendered.

Other (Expense) Income

Our other expense increased by $100,921, or 82%, for the three months ended September 30, 2019. The increase is primarily the result of expenses and amortization related to the convertible promissory notes, partially offset by a decrease in interest expense and a gain on the change in fair value of the derivative liability related to the convertible promissory notes.

Net Loss from Continuing Operations

We had a net loss from continuing operations of $10,305,511 for the three months ended September 30, 2019, compared to a net loss of $185,879 for the three months ended September 30, 2018, an increase of $10,119,632. The increase in net loss is primarily driven by the increase in operating expenses and other expense, partially offset by the increase in gross profit, as disclosed above.

Discontinued Operations

For the three months ended September 30, 2019 and 2018, there are no revenue, cost of revenue, operating expenses, other income (expense), or net income from discontinued operations comparatives.

Liquidity and Capital Resources

At September 30, 2019, we had $132,520 of cash and a working capital deficit of $2,354,027 as compared to cash of $33,996 and a working capital deficit of $2,440,289 at June 30, 2019.

Net cash used in operating activities of continuing operations was $191,370 for the three months ended September 30, 2019 as compared to net cash provided by operating activities of continuing operations of $124,060 for the three months ended September 30, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We have financed our operations since inception primarily through proceeds from equity and debt financings. During the three months ended September 30, 2019, net cash provided by financing activities of continuing operations was $235,200, as compared to $52,482 during the three months ended September 30, 2018. Our continued operations primarily depend upon our ability to raise additional capital from various sources including equity and debt financings, as well as our revenue derived from operations. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs or will be on favorable terms. Based on our current plans, we believe that our cash provided from the above sources may not be sufficient to enable us to meet our planned operating needs for the next twelve months.

We believe that private placements of our common stock and convertible debt to be issued from time to time will fund our short term capital needs. At September 30, 2019, we had 100,000,000 authorized shares of common stock of which 12,363,732 shares were outstanding and 44,899 shares were to be issued.

The Company expects to continue generating revenues during the fiscal year beginning July 1, 2019 from its artificial intelligence and machine learning software platforms. The Company does not expect to derive any material revenue from its nanotechnology product development until after a deployment and custom tailoring of its Smart Nanobattery.

We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our securities, debt or other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019 to determine whether the Company’s disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in matters may arise from time to time that may harm our business.

Item 1A. Risk Factors.

As a smaller reporting company we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All proceeds received from the following financings were used by the Company for working capital needs.

During the three months ended September 30, 2019, the Company issued 258,000 shares of its common stock in connection with private placements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, raising gross proceeds of $64,500.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPhase Technologies, Inc.

/s/ Anshu Bhatnagar
Anshu Bhatnagar
Chief Executive Officer (Principal Executive Officer)
November 19, 2019

/s/ Christopher Cutchens
Christopher Cutchens
Chief Financial Officer (Principal Financial and Accounting Officer)
November 19, 2019

