Form 10-Q
period 2019-12-31
MPHASE TECHNOLOGIES INC
filed 2020-02-19
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of February 18, 2020 there were 13,244,221 shares of the issuer’s common stock, $0.01 par value per share, issued and outstanding.

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

FOR THE THREE AND SIX MONTH PERIOD ENDED DECEMBER 31, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED COSOLIDATED UNAUDITED FINANCIAL STATEMENTS

mPhase Technologies, Inc.

Condensed Consolidated Balance Sheets

	December 31, 2019	June 30, 2019
	(Unaudited)
Assets
Current Assets
Cash	$106,079	$33,996
Accounts receivable, net	6,580,980	2,526,155
Prepaid expenses	2,180	8,820
Total Current Assets	6,689,239	2,568,971
Property and equipment, net	10,669	11,048
Goodwill	6,020	6,020
Intangible asset - purchased software, net	2,441,549	3,025,801
Other assets	8,761	3,058
Total Assets	$9,156,238	$5,614,898

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,797,065	$366,274
Accrued expenses	4,538,949	3,368,801
Contract liabilities	115,166	-
Due to related parties	88,072	65,459
Notes payable to officers	26,006	25,251
Convertible notes payable, net	108,618	2,351
Liabilities in arrears with convertible features	109,000	109,000
Liabilities in arrears - judgement settlement agreement (Note 7)	784,313	855,660
Derivative liability	586,073	133,669
Liabilities of discontinued operations	82,795	82,795
Total Current Liabilities	8,236,057	5,009,260

Commitments and Contingencies (Note 12)

Stockholders’ Equity
Preferred stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at December 31, 2019 and June 30, 2019	10	10
Common stock, $0.01 par value; 100,000,000 shares authorized, 12,667,367 shares issued and 12,493,641 shares outstanding at December 31, 2019, and 11,689,078 shares issued and outstanding at June 30, 2019	124,936	116,890
Additional paid-in-capital	230,495,006	214,007,203
Common stock to be issued	141,225	115,388
Accumulated other comprehensive income	33,132	-
Accumulated deficit	(229,874,128)	(213,633,853)
Total Stockholders’ Equity	920,181	605,638
Total Liabilities and Stockholders’ Equity	$9,156,238	$5,614,898

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

mPhase Technologies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Revenue	$7,561,967	$-	$15,131,579	$-
Cost of revenue	5,623,930	-	11,330,444	-
Gross Profit	1,938,037	-	3,801,135	-
Operating Expenses:
Software development costs	906,423	-	2,110,037	-
General and administrative expenses	7,122,030	54,754	17,864,051	119,223
Total Operating Expenses	8,028,453	54,754	19,974,088	119,223
Operating loss	(6,090,416)	(54,754)	(16,172,953)	(119,223)
Other (Expense) Income:
Interest expense	(56,787)	(22,049)	(95,653)	(133,908)
Gain on change in fair value of derivative liability	404,597	-	470,400	-
Initial derivative liability expense	(42,227)	-	(257,803)	-
Amortization of debt discount	(140,242)	(2,581)	(172,905)	(6,133)
Amortization of deferred financing costs	(6,008)	-	(7,529)	-
Amortization of original issue discount	(3,681)	-	(3,832)	-
Gain on debt extinguishments	-	16,278	-	16,278
Total Other Income (Expense)	155,652	(8,397)	(67,322)	(123,763)
(Loss) income from continuing operations before income taxes	(5,934,764)	(63,151)	(16,240,275)	(242,986)
Income taxes	-	-	-	-
(Loss) income from continuing operations	(5,934,764)	(63,151)	(16,240,275)	(242,986)
Discontinued operations (Note 13)
Income (loss) from discontinued operations	-	6,902	-	(10,908)
Net loss	$(5,934,764)	$(56,249)	$(16,240,275)	$(253,894)

Comprehensive loss:
Unrealized (loss) gain on currency translation adjustment	(21,562)	-	33,132	-
Comprehensive loss	$(5,956,326)	$(56,249)	$(16,207,143)	$(253,894)

Loss per common share:
Loss from continuing operations per common share – basic and diluted	$(0.48)	$(0.01)	$(1.32)	$(0.04)

(Loss) income from discontinued operations per common share – basic and diluted	$-	$0.00	$-	$(0.00)

Loss per common share – basic and diluted	$(0.48)	$(0.01)	$(1.32)	$(0.04)

Weighted average shares outstanding – basic and diluted	12,473,865	7,917,087	12,294,895	5,809,871

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

mPhase Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Six Months Ended December 31, 2019 and 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional	Common	Accumulated
	Shares	$0.01 Par Value	Shares	$0.01 Par Value	Paid in Capital	Stock to be Issued	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance June 30, 2019	1,000	$10	11,689,078	$116,890	$214,007,203	$115,388	$-	$(213,633,853)	$605,638

Issuance of common stock to accredited investors in private placements			380,000	3,800	91,200	(30,500)			64,500
Issuance of common stock for the conversion of related party debts and strategic vendor payables			294,654	2,947	70,716	(73,663)			-
Warrants earned under employment contract					9,970,787				9,970,787
Other comprehensive income							54,694		54,694
Net loss								(10,305,511)	(10,305,511)
Balance September 30, 2019	1,000	$10	12,363,732	$123,637	$224,139,906	$11,225	$54,694	$(223,939,364)	$390,108

Issuance of common stock to accredited investors in private placements			10,000	100	2,400	130,000			132,500
Issuance of common stock for the conversion of related party debts and strategic vendor payables			62,000	620	14,880				15,500
Restricted shares issued under employment contract			57,909	579	106,078				106,657
Warrants earned under employment contract					6,231,742				6,231,742
Other comprehensive loss							(21,562)		(21,562)
Net loss								(5,934,764)	(5,934,764)
Balance December 31, 2019	1,000	$10	12,493,641	$124,936	$230,495,006	$141,225	$33,132	$(229,874,128)	$920,181

	Common Stock		Additional
	Shares	$0.01 Par Value	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance June 30, 2018	3,372,103	$33,721	$207,652,502	$(211,678,692)	$(3,992,469)

Issuance of common stock to accredited investors in private placements	40,000	400	9,600		10,000
Beneficial conversion feature interest expense charged to additional paid in capital			91,177		91,177
Issuance of common stock for accrued services	1,150,000	11,500	563,500		575,000
Issuance of common stock for the conversion of related party debts and strategic vendor payables	3,305,492	33,055	1,619,691		1,652,746
Net loss				(197,645)	(197,645)
Balance September 30, 2018	7,867,595	$78,676	$209,936,470	$(211,876,337)	$(1,861,191)

Reversal of accrued fees from private placements to accredited investors			7,500		7,500
Issuance of common stock to accredited investors in private placements	80,000	800	19,200		20,000
Issuance of common stock for the conversion of related party debts and strategic vendor payables	593,240	5,932	142,378		148,310
Net loss				(56,249)	(56,249)
Balance December 31, 2018	8,540,835	$85,408	$210,105,548	$(211,932,586)	$(1,741,630)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

mPhase Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(16,240,275)	$(253,894)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	16,292,722	-
Depreciation and amortization	484,278	-
Initial derivative expense	257,803	-
Amortization of debt discount	172,905	6,133
Amortization of deferred financing costs	7,529	-
Amortization of original issue discount	3,832	-
Gain on change in fair value of derivative liability	(470,400)	-
Gain on debt extinguishments	-	(16,278)
Amortization of deferred compensation and beneficial conversion interest expense	-	91,177
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,054,825)	-
Increase in other assets	(5,703)	-
Decrease in prepaid expenses	6,640	-
Increase in contract liabilities	115,166	-
Increase in accounts payable and accrued expenses	2,769,479	243,912
Net cash (used in) provided by operating activities of continuing operations	(660,849)	71,050
Net cash used in operating activities of discontinued operations	-	(175,094)
Net cash used in operating activities	(660,849)	(104,044)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, net	665,000	-
Proceeds from sale of common stock, net of finder’s fees	197,000	30,000
Proceeds from notes payable to related parties	37,800	82,870
Repayments under settlement agreement	(90,000)	-
Repayments of convertible notes payable	(78,000)	(8,151)
Repayments of notes payable to related parties	(32,000)	(588)
Net cash provided by financing activities of continuing operations	699,800	104,131
Net cash provided (used) by financing activities of discontinued operations	-	-
Net cash provided by financing activities	699,800	104,131

Effect of foreign exchange rate changes on cash	33,132	-
Net increase in cash	72,083	87
Cash at beginning of period	33,996	261
Cash at end of period	$106,079	$348

Supplemental disclosure:
Cash paid for interest	$35,053	$9,659

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

	For the Six Months Ended
	December 31,
	2019	2018
Supplemental disclosure of non-cash operating activities:

Initial fair value of derivative liability recorded as debt discount	$665,001	$-

Supplemental disclosure of non-cash investing and financing activities:

Issuance of Common Stock for accrued services
Value	$15,500	$575,000
Shares	62,000	1,150,000

Issuance of Common Stock for the conversion of Related Party debts and Strategic Vendor payables
Value	$73,663	$1,801,056
Shares	294,654	3,898,732

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

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

The condensed consolidated unaudited financial statements for the six months ended December 31, 2019 and 2018 include the operations of mPhase and its wholly-owned subsidiaries, mPower Technologies, Inc., Medds, Inc., mPhase Technologies India Private Limited effective March 19, 2019, and Alpha Predictions LLP effective June 30, 2019. All significant intercompany accounts and transactions have been eliminated in the consolidation.

These condensed consolidated unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 30, 2019, contained in the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2019. The results of operations for the six months ended December 31, 2019, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2020.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

NOTE 2: GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred negative cash flows from operations of $660,849 for the six months ended December 31, 2019. At December 31, 2019, the Company had a working capital deficit of $1,546,818, and an accumulated deficit of $229,874,128. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this report, without additional debt or equity financing. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue Risk

Agreements which potentially subject the Company to concentrations of revenue risk consist principally of one customer agreement. For the six months ended December 31, 2019 and 2018, this one customer accounted for 99% and 0% of our total revenue, respectively. At December 31, 2019 and June 30, 2019, this one customer accounted for 96% and 99% of our total accounts receivable, respectively.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at December 31, 2019 and June 30, 2019.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses and such losses traditionally have been within its expectations. At December 31, 2019 and June 30, 2019, the Company determined there was no requirement for an allowance for doubtful accounts.

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

Patents and licenses are capitalized when the Company determines there will be a future benefit derived from such assets and are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset, generally five years. As of December 31, 2019, and June 30, 2019, the book value of patents and licenses of $214,383, has been fully amortized and no amortization expense was recorded for the six months ended December 31, 2019 and 2018.

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

At December 31, 2019, the book value of purchased and developed technology of $2,925,827, included two technology platforms, a machine learning platform and an artificial intelligence platform. For the six months ended December 31, 2019 and 2018, amortization expense which is included in general and administration expenses within the consolidated statements of operations, was $484,278 and $0, respectively.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

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

In computing diluted EPS, only potential common shares that are dilutive, those that reduce EPS or increase loss per share, are included. The effect of contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the three and six months ended December 31, 2019 and 2018, respectively, as we incurred a net loss for those periods. At December 31, 2019, there were outstanding warrants to purchase up to approximately 37,000,000 shares of the Company’s common stock, approximately 703,726 shares of the Company’s common stock to be issued, and notes payable held by third parties with convertible features that if converted, would total approximately 1,400,000 shares of the Company’s common stock, which may dilute future EPS. At December 31, 2018, there were notes payable held by third parties and officers and directors, with convertible features that if converted, would total approximately 200,000 shares of the Company’s common stock, which may dilute future EPS.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

NOTE 5: INTANGIBLE ASSET – PURCHASED SOFTWARE, NET

Intangible asset – Purchased Software, net, is comprised of the following at:

	December 31,	June 30,
	2019	2019
Purchased software	$2,925,827	$3,025,801
Less: accumulated amortization	(484,278)	-
Purchased software, net	$2,441,549	$3,025,801

Intangible asset – Purchased Software consists of the following two software technologies:

Alpha Predictions purchased software	$2,805,860
Travel Buddhi purchased software	119,967
Total purchased software	$2,925,827

The Alpha Predictions purchased software was acquired as further described in Note 4. The Travel Buddhi purchased software was acquired on February 15, 2019, for $115,281 and included all rights, software, and code of the technology platform. During the fiscal year ended June 30, 2019, $55,000 of the Travel Buddhi purchase price was paid and $60,281 remained outstanding. At December 31, 2019, the Travel Buddhi technology platform has not been placed in service, but is expected to be during fiscal year 2020.

Purchased software costs are amortized on a straight-line basis over three years. Amortization of purchased software costs is included in general and administration expenses within the consolidated statements of operations.

For the three and six months ended December 31, 2019, amortization expense was $242,139 and $484,278, respectively. There was no amortization expense related to purchased software for the three and six months ended December 31, 2018.

Future amortization expense related to the existing net carrying amount of purchased software at December 31, 2019 is expected to be as follows:

Remainder of fiscal year 2020	$484,311
Fiscal year 2021	968,622
Fiscal year 2022	968,622
Fiscal year 2023	19,994
$2,441,549

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

NOTE 6: REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table presents our revenue disaggregated by category within our single reporting segment:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Subscription	$6,180,000	$-	$12,360,000	$-
Service and support	874,979	-	1,745,068	-
Application development and implementation	506,988	-	1,026,511	-
Revenue	$7,561,967	$-	$15,131,579	$-

For the three and six months ended December 31, 2019, the Company was subject to revenue concentration risk as one customer accounted for 99% of our total revenue for both periods.

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

Contract Liabilities

Contract liabilities include amounts billed to the customer in excess of revenue recognized and are presented as contract liabilities on the condensed consolidated balance sheets. At December 31, 2019 and June 30, 2019 contract liabilities totaled $115,166 and $0, respectively.

Practical Expedient

The Company has elected a practical expedient to omit certain disclosures about the transaction price allocated to remaining performance obligations for contracts with terms of one year or less.

NOTE 7: SHORT TERM NOTES PAYABLE

Short term notes payable is comprised of the following:

	December 31,	June 30,
	2019	2019
Note payable, John Fife (dba St. George Investors) / Fife Forbearance [1]	$784,313	$855,660
Total short-term notes payable	$784,313	$855,660

[1] effective December 10, 2018, the Company entered into a “Judgment Settlement Agreement” to satisfy in full the Forbearance Agreement with Fife that was previously in effect. As a result, under the Judgment Settlement Agreement, no shares of the Company’s common stock are issuable or eligible to be converted into. Under the terms of the Judgment Settlement Agreement, the Company is required to pay $15,000 per month from January 15, 2019 through and including February 15, 2020, with a final payment of $195,000 due and payable in March of 2020. The Company has made all payments required as of the date hereof. Failure to make any of the payments, when due, will result in the remaining liability balance of $559,313 (at December 31, 2019), to be immediately due and payable by the Company.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

NOTE 8: Convertible Debt Arrangements

JMJ Financial

At December 31, 2019 and June 30, 2019, the amount recorded in current liabilities for this one convertible note and accrued interest thereon due to JMJ Financial was $201,148 and $193,287, respectively. During the six months ended December 31, 2019 and 2018 the Company recorded $7,861 and $7,212, respectively of interest for the outstanding convertible note.

As of December 31, 2019 and June 30, 2019, the aggregate remaining amount of convertible securities held by JMJ could be converted into 10,057 and 9,664 shares, respectively, with a conversion price of $20.

Accredited Investors

On June 19, 2019, the Company entered into a Securities Purchase Agreement with an accredited investor (“Lender”) and issued an 8% convertible promissory note in the principal amount of $78,000 to the Lender with a maturity date of June 19, 2020. The Company received net proceeds in the amount of $45,800, with $25,000 refinancing a prior convertible promissory note due to the Lender that had been in default, $3,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this Securities Purchase Agreement and Convertible Promissory Note and $4,200 being paid to the Company’s Transfer Agent to satisfy an outstanding balance. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $103,161, deferred financing costs of $3,000 and debt discount of $75,000. The deferred financing costs and debt discount are being amortized over the term of the note. During December 2019, the Company paid-off the aggregate balance of the convertible promissory note, including accrued interest and prepayment penalty.

On July 30, 2019, the Company entered into a Securities Purchase Agreement with an accredited investor (“Lender”) and issued an 8% Convertible Promissory Note in the principal amount of $53,000 to the Lender with a maturity date of July 30, 2020. The Company received net proceeds in the amount of $50,000 as a result of $3,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this Securities Purchase Agreement and Convertible Promissory Note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $114,380, deferred financing costs of $3,000 and debt discount of $50,000. The deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $53,000 and $1,789, respectively, at December 31, 2019. The aggregate balance of the convertible promissory note, net of deferred financing costs and debt discount at December 31, 2019 was $22,362.

On September 5, 2019, the Company entered into a Securities Purchase Agreement with an accredited investor (“Lender”) and issued an 8% Convertible Promissory Note in the principal amount of $53,000 to the Lender with a maturity date of September 5, 2020. On September 9, 2019, the Company received net proceeds in the amount of $46,800 as a result of $3,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this Securities Purchase Agreement and Convertible Promissory Note and $3,200 being paid to the Company’s Transfer Agent to satisfy an outstanding balance. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $104,860, deferred financing costs of $3,000 and debt discount of $50,000. The deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $53,000 and $1,359, respectively, at December 31, 2019. The aggregate balance of the convertible promissory note, net of deferred financing costs and debt discount at December 31, 2019 was $16,989.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

NOTE 8: Convertible Debt Arrangements (continued)

On September 24, 2019, the Company entered into a Securities Purchase Agreement with accredited investors (“Lenders”) and issued 8% Convertible Promissory Notes in the principal amount of $124,200 (including an aggregate of $9,200 in original issue discounts) to the Lenders with maturity dates of September 24, 2020. On September 27, 2019, the Company received net proceeds in the amount of $112,000 as a result of $3,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this Securities Purchase Agreement and Convertible Promissory Notes. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $208,335, original issue discount of $9,200, deferred financing costs of $3,000 and debt discount of $112,000. The original issue discount, deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $124,200 and $2,668, respectively, at December 31, 2019. The aggregate balance of the convertible promissory note, net of original issue discount, deferred financing costs and debt discount at December 31, 2019 was $33,347.

On December 2, 2019, the Company entered into a Securities Purchase Agreement with an accredited investor (“Lender”) and issued an 8% Convertible Promissory Note in the principal amount of $200,000 (including a $7,500 original issue discount) to the Lender with a maturity date of December 2, 2020. On December 2, 2019, the Company received net proceeds in the amount of $182,500 as a result of $10,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this Securities Purchase Agreement and Convertible Promissory Note. This convertible debenture converts at the greater of (i) $0.50 per share or (ii) 60% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $200,000, original issue discount of $7,500, deferred financing costs of $10,000 and debt discount of $182,500. The original issue discount, deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $200,000 and $1,271, respectively, at December 31, 2019. The aggregate balance of the convertible promissory note, net of original issue discount, deferred financing costs and debt discount at December 31, 2019 was $15,890.

On December 2, 2019, the Company entered into a Securities Purchase Agreement with an accredited investor (“Lender”) and issued an 8% Convertible Promissory Note in the principal amount of $78,000 to the Lender with a maturity date of December 2, 2020. On December 4, 2019, the Company received net proceeds in the amount of $75,000 as a result of $3,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this Securities Purchase Agreement and Convertible Promissory Note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $78,629, deferred financing costs of $3,000 and debt discount of $75,000. The deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $78,000 and $496, respectively, at December 31, 2019. The aggregate balance of the convertible promissory note, net of deferred financing costs and debt discount at December 31, 2019 was $6,197.

On December 2, 2019, the Company entered into a Securities Purchase Agreement with an accredited investor (“Lender”) and issued an 8% Convertible Promissory Note in the principal amount of $135,000 (including a $6,750 original issue discount) to the Lender with a maturity date of December 2, 2020. On December 3, 2019, the Company received net proceeds in the amount of $122,000 as a result of $6,250 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this Securities Purchase Agreement and Convertible Promissory Note. This convertible debenture converts at the greater of (i) $0.50 per share or (ii) 60% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $135,000, original issue discount of $6,750, deferred financing costs of $6,250 and debt discount of $122,000. The original issue discount, deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $135,000 and $858, respectively, at December 31, 2019. The aggregate balance of the convertible promissory note, net of original issue discount, deferred financing costs and debt discount at December 31, 2019 was $10,726.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

NOTE 8: Convertible Debt Arrangements (continued)

On December 17, 2019, the Company entered into a Securities Purchase Agreement with an accredited investor (“Lender”) and issued an 8% Convertible Promissory Note in the principal amount of $81,000 (including a $6,000 original issue discount) to the Lender with a maturity date of December 17, 2020. On December 17, 2019, the Company received net proceeds in the amount of $73,500 as a result of $1,500 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this Securities Purchase Agreement and Convertible Promissory Note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $81,599, original issue discount of $6,000, deferred financing costs of $1,500 and debt discount of $73,500. The original issue discount, deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $81,000 and $249, respectively, at December 31, 2019. The aggregate balance of the convertible promissory note, net of original issue discount, deferred financing costs and debt discount at December 31, 2019 was $3,107.

At December 31, 2019 and June 30, 2019, there was $724,200 and $78,000 of convertible notes payable outstanding, net of discounts of $615,582 and $75,649, respectively.

During the six months ended December 31, 2019 and 2018, amortization of original issue discount, deferred financing costs, and debt discount amounted to $184,266 and $0, respectively.

At December 31, 2019, the Company was in compliance with the terms of the Accredited Investors convertible promissory notes.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from June 30, 2018 to December 31, 2019:

Conversion feature derivative liability
June 30, 2018	$-
Initial fair value of derivative liability recorded as debt discount	75,000
Initial fair value of derivative liability recorded as deferred financing costs	3,000
Initial fair value of derivative liability charged to other expense	25,161
Loss on change in fair value included in earnings	30,508
June 30, 2019	$133,669
Initial fair value of derivative liability recorded as debt discount	665,001
Initial fair value of derivative liability charged to other expense	257,803
Gain on change in fair value included in earnings	(470,400)
December 31, 2019	$586,073

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

NOTE 9: DERIVATIVE LIABILITY (continued)

Total derivative liability at December 31, 2019 and June 30, 2019 amounted to $586,073 and $133,669, respectively. The change in fair value included in earnings of $470,400 is due in part to the quoted market price of the Company’s common stock increasing from $0.85 at June 30, 2019 to $0.91 at December 31, 2019, coupled with slightly increased conversion prices due to the effect of “ratchet” provisions incorporated within the convertible notes payable.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the binomial pricing model with binomial simulations at December 31, 2019:

Expected volatility	162.6% - 357.2%
Expected term	6.9 months - 11.5 months
Risk-free interest rate	1.59% - 1.60%
Stock price	$0.91

NOTE 10: STOCKHOLDERS’ EQUITY

The total number of shares of all classes of stock that the Company shall have the authority to issue is 100,001,000 shares consisting of 100,000,000 shares of common stock, $0.01 par value per share, of which 12,667,367 are issued and outstanding and 564,900 are to be issued at December 31, 2019 and 1,000 shares of preferred stock, par value $0.01 per share of which 1,000 shares have been designated as Series A Super Voting Preferred of which 1,000 are issued and outstanding at December 31, 2019.

Common Stock

Private Placements

During the six months ended December 31, 2019, the Company received $197,000 of net proceeds from the sale of 788,000 shares of common stock in private placements with accredited investors, incurring no finder’s fees, of which 530,000 shares of common stock were issued subsequent to December 31, 2019.

During the six months ended December 31, 2018, the Company received $30,000 of net proceeds from the issuance of 120,000 shares of common stock in private placements with accredited investors, incurring no finder’s fees.

Stock Award Payable

During the six months ended December 31, 2019, the Company did not issue any shares of common stock to former officers, outside directors, or strategic consultants.

During the six months ended December 31, 2018, three former officers of the Company, Mr. Biderman as an outside director, and certain strategic consultants, who provided services to the Company, received a total of 1,150,000 shares of common stock, which were valued at $0.50 or $575,000, based on the closing price of the Company’s common stock on September 24, 2018, and was included in accrued expenses at June 30, 2018.

Stock Based Compensation

During the six months ended December 31, 2019, the Company issued 231,635 restricted shares of its common stock to Mr. Cutchens, the Company’s Chief Financial Officer, which were granted on June 1, 2019 (the “Grant Date”), pursuant to the terms of an employment agreement with the Company. The restricted shares of common stock vest 25% on the six-month, 1 year, 2 year, and 3 year anniversaries of the Grant Date. During the six months ended December 31, 2019, the Company recorded $90,193 of stock-based compensation expense related to the vested portion of this award.

During the six months ended December 31, 2018, the Company did not issue any common stock to employees or officers or record any stock-based compensation expense.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

NOTE 10: STOCKHOLDERS’ EQUITY (continued)

Conversion of Service Fees

During the six months ended December 31, 2019, the Company issued 62,000 shares of common stock to a former officer who provided services to the Company.

During the six months ended December 31, 2018, former officers converted $671,787 accrued wages into 1,609,594 shares and $702,105 of notes payable and accrued interest into 1,404,210 shares and a director converted $186,000 of accrued fees into 372,000 shares and $126,364 of a note and accrued interest into 252,728 shares, of the Company’s common stock. Also, accounts payable to strategic vendors totaling $114,800 were converted into 260,200 shares of common stock.

Reserved Shares

The convertible promissory notes entered into with the accredited investors require the Company to reserve 28,226,605 shares of its Common Stock for potential future conversions under such instruments.

At December 31, 2019, 7,202 shares of the Company’s Common Stock remain subject to be returned to the Company’s treasury for cancellation. Such shares were not sold as part of 8,000 shares of the Company’s Common Stock that was advanced during fiscal year 2014 under an Equity Line of Credit.

Common Stock Warrants

Warrant Agreement – Earned Warrants

Mr. Bhatnagar, the Company’s President and CEO, is entitled to receive warrants to acquire 4% of the outstanding fully diluted common stock of the Company (the “Earned Warrants”) each time the Company’s revenue increases by $1,000,000. The exercise price of the Earned Warrants is equal to $0.50 per share, and he may not receive Earned Warrants to the extent that the number of Signing Shares (as defined in the Warrant Agreement) and Earned Warrants exceed 80% of the fully diluted common stock of the Company (“Warrant Cap”).

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

For the six months ended December 31, 2019, since the Company’s revenue was $15,131,579, Mr. Bhatnagar earned warrants to acquire 32,405,058 shares of the Company’s common stock under the provisions of the Warrant Agreement. At December 31, 2019, under the current Warrant Cap, there remains no additional shares of the Company’s common stock that Mr. Bhatnagar can earn.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

NOTE 10: STOCKHOLDERS’ EQUITY (continued)

For the six months ended December 31, 2019, the Company recognized $16,202,529 of stock-based compensation expense related to the earned warrants, based upon a value of $0.50 per warrant. At December 31, 2019, there remains no additional stock-based compensation expense related to the Warrant Agreement that the Company expects to recognize over the next six months.

The Company estimates the fair value of each option award on the date of grant using a black-scholes option valuation model that uses the assumptions noted in the table below. Because black-scholes option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were utilized during the six months ended December 31, 2019:

Expected volatility	21,779.77%
Weighted-average volatility	21,779.77%
Expected dividends	0%
Expected term (in years)	5.0
Risk-free rate	2.52%

The following table sets forth common stock purchase warrants outstanding at December 31, 2019:

	Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding, June 30, 2019	4,985,394	$0.50	$-
Warrants earned	32,405,058	0.50	-
Warrants forfeited	-	-	-
Outstanding, December 31, 2019	37,390,452	$0.50	$-

Common stock issuable upon exercise of warrants	37,390,452	$0.50	$-

	Common Stock Issuable Upon Exercise of Warrants Outstanding			Common Stock Issuable Upon Warrants Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2019	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2019	Weighted Average Exercise Price
$0.50	37,390,452	4.80	$0.50	37,390,452	$0.50
	37,390,452	4.80	$0.50	37,390,452	$0.50

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

NOTE 10: STOCKHOLDERS’ EQUITY (continued)

Settlement and New Funding Share Reserves

The Company agreed to reserve a total of 3,000,000 shares of its common stock of which 532,040 shares of common stock were reserved for and issued concurrently for the conversion of 75% of outstanding accounts payables to officers’ and a director (discussed below), 1,967,960 shares of common stock were reserved to reduce liabilities outstanding December 31, 2018 (“Settlement Reserve”), and 500,000 shares of common stock were reserved to fund continuing operations (“Funding Reserve”). At December 31, 2019, 315,949 shares of common stock remained available from the initial Settlement Reserve to settle prior liabilities and 185,063, shares of common stock remained available from the Funding Reserve to fund continuing operations.

	Settlement Reserve	Funding Reserve
Initial Shares of Common Stock to Establish Reserve	1,967,960	500,000
Shares issued concurrently to transition agreement for the conversion of 75% strategic vendors, outstanding December 31, 2018	(61,200)	-
Shares available upon execution of the Transition Agreement dated January 11, 2019	1,906,760	500,000
Shares issued subsequent to a “Change in Control” to accredited investors in private placements through December 31, 2019	(1,590,811)	(314,937)
Shares of Common Stock available at December 31, 2019	315,949	185,063

Prior Liabilities – Settlement Reserve

1,967,960 shares of the Company’s common stock have been reserved to settle the debts of the Company that were outstanding at December 31, 2018, in the following priority; the Judgement Settlement Agreement (formerly Fife forbearance Agreement), JMJ Financial, Inc., MH Investment Trust, Power Up Lending Ltd, as well as other liabilities satisfactory to the CEO of the Company and the Company (as per Section 2(a) of the Reserve Agreement concurrent with “Change in Control Agreements”, dated January 11, 2019). At December 31, 2019, 315,949 shares of common stock remain available under this reserve category.

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

Continuing Operations Share Reserve

500,000 shares of the Company’s common stock were reserved as per Section 2(c) to be sold at a price, not less than $0.25 per share in periodic Private Placements, (as per Section 2(a) of the Reserve Agreement concurrent with “Change in Control Agreements”, dated January 11, 2019). At December 31, 2019, 185,063 shares of common stock remain available under this reserve category.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

NOTE 11: RELATED PARTY TRANSACTIONS

Microphase Corporation

At December 31, 2019, the Company owed $32,545 to Microphase for previously leased office space at its Norwalk location and for certain research and development services and shared administrative personnel from time to time, all through December 31, 2015.

Former Director

On September 24, 2018, a former outside director converted $126,364 of his note payable into 252,728 shares of common stock.

During the six months ended December 31, 2019 and 2018, the Company recorded $0 and $1,915 of accrued interest.

Transactions With Officers

At various points during past fiscal years certain officers and former officers of the Company provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of these notes accrue interest at the rate of 6% per annum, and are payable on demand. During the six months ended December 31, 2019 and 2018, the officers and former officers advanced $48,052 and $42,880 to provide working capital to the Company and $1,447 and $2,294 has been charged for interest on loans from officers and former officers.

At December 31, 2019 and June 30, 2019, these outstanding notes including accrued interest totaled $76,419 and $58,165, respectively. At December 31, 2019, these promissory notes are not convertible into shares of the Company’s common stock.

During the six months ended December 31, 2018, three former officers of the Company, Mr. Biderman as a former outside director, and certain strategic consultants, who provided services to the Company, received a total of 1,150,000 shares of common stock, which were valued at $0.50 or $575,000, based on the closing price of the Company’s common stock on September 24, 2018, and was included in accrued expenses at June 30, 2018.

During the six months ended December 31, 2019, the Company incurred $15,500 of expense related to legal and consulting services provided by Mr. Smiley, the Company’s former CFO and legal counsel. During October 2019, the entire balance of $15,500 was converted into 62,000 shares of common stock.

Office Lease

Effective May 1, 2019, the Company relocated its corporate office to 9841 Washingtonian Blvd., Suite 390, Gaithersburg, MD 20878, and incurs rent expense of $1,350 per month, which is payable to a related party. The lease term with the related party is a month-to-month arrangement.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

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

Contingencies

Judgment Settlement Agreement

Effective December 10, 2018, the Company entered into a “Judgment Settlement Agreement” to satisfy in full the Forbearance Agreement with Fife that was previously in effect. As a result, under the Judgment Settlement Agreement, no shares of the Company’s common stock are issuable or eligible to be converted into. Under the terms of the Judgment Settlement Agreement, the Company is required to pay $15,000 per month from January 15, 2019 through and including February 15, 2020, with a final payment of $195,000 due and payable in March of 2020. The Company has made all payments required as of the date hereof. Failure to make any of the payments, when due, will result in the remaining liability balance of $559,313 (at December 31, 2019), to be immediately due and payable by the Company (see Note 7).

Should the Company satisfy the liability as described within the Judgement Settlement Agreement above, the Company would realize a gain on such settlement of approximately $560,000.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

NOTE 13: DISCONTINUED OPERATIONS

The Company has classified the operating results and associated assets and liabilities from its Jump line of products, which ceased generating material revenue during the first quarter of fiscal year 2017, as discontinued operations in the consolidated financial statements for the six months ended December 31, 2019 and 2018.

The assets and liabilities associated with discontinued operations included in our consolidated balance sheets were as follows:

	December 31, 2019			June 30, 2019
	Discontinued	Continuing	Total	Discontinued	Continuing	Total
Assets
Current Assets
Cash	$-	$106,079	$106,079	$-	$33,996	$33,996
Accounts receivable, net	-	6,580,980	6,580,980	-	2,526,155	2,526,155
Prepaid expenses	-	2,180	2,180	-	8,820	8,820
Total Current Assets	-	6,689,239	6,689,239	-	2,568,971	2,568,971
Property and equipment, net	-	10,669	10,669	-	11,048	11,048
Goodwill	-	6,020	6,020	-	6,020	6,020
Intangible asset - purchased software, net	-	2,441,549	2,441,549	-	3,025,801	3,025,801
Other assets	-	8,761	8,761	-	3,058	3,058
Total Assets	$-	$9,156,238	$9,156,238	$-	$5,614,898	$5,614,898

Liabilities
Current Liabilities
Accounts payable	$82,795	$1,797,065	$1,879,860	$82,795	$366,274	$449,069
Accrued expenses	-	4,538,949	4,538,949	-	3,368,801	3,368,801
Contract liabilities	-	115,166	115,166	-	-	-
Due to related parties	-	88,072	88,072	-	65,459	65,459
Notes payable to officers	-	26,006	26,006	-	25,251	25,251
Convertible notes payable, net	-	108,618	108,618	-	2,351	2,351
Liabilities in arrears with convertible features	-	109,000	109,000	-	109,000	109,000
Liabilities in arrears - judgement settlement agreement (Note 7)	-	784,313	784,313	-	855,660	855,660
Derivative liability	-	586,073	586,073	-	133,669	133,669
Total Current Liabilities	$82,795	$8,153,262	$8,236,057	$82,795	$4,926,465	$5,009,260

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

NOTE 13: DISCONTINUED OPERATIONS (continued)

For the three and six months ended December 31, 2019, there were no revenue or expenses associated with discontinued operations included in our consolidated statements of operations. For the three and six months ended December 31, 2018, the revenue and expenses associated with discontinued operations included in our consolidated statements of operations were as follows:

	For The Three Months Ended
	December 31, 2018
	Discontinued	Continuing	Total
Revenue	$-	$-	$-
Cost of revenue	-	-	-
Gross Profit	-	-	-
Operating Expenses:
Software development costs	-	-	-
General and administrative	-	54,754	54,754
Total Operating Expenses	-	54,754	54,754
Operating loss	-	(54,754)	(54,754)
Other Income (Expense):
Interest expense	(5,631)	(24,675)	(30,306)
Gain on extinguishment of debts	12,533	16,278	28,811
Total Other Income (Expense)	6,902	(8,397)	(1,495)
Income (loss) before income taxes	6,902	(63,151)	(56,249)
Income taxes	-	-	-
Net income (loss)	$6,902	$(63,151)	$(56,249)

	For The Six Months Ended
	December 31, 2018
	Discontinued	Continuing	Total
Revenue	$-	$-	$-
Cost of revenue	-	-	-
Gross Profit	-	-	-
Operating Expenses:
Software development costs	-	-	-
General and administrative	-	119,223	119,223
Total Operating Expenses	-	119,223	119,223
Operating loss	-	(119,223)	(119,223)
Other Income (Expense):
Interest expense	(23,441)	(140,041)	(163,482)
Gain on extinguishment of debts	12,533	16,278	28,811
Total Other Income (Expense)	(10,908)	(123,763)	(134,671)
Loss before income taxes	(10,908)	(242,986)	(253,894)
Income taxes	-	-	-
Net loss	$(10,908)	$(242,986)	$(253,894)

NOTE 14: SUBSEQUENT EVENTS

Subsequent to December 31, 2019, the Company issued 530,000 shares of common stock to accredited investors who invested an aggregate of $132,500 through private placements during December 2019.

From January 1, 2020 through February 18, 2020, the Company received $150,000 of net proceeds from the issuance of 220,580 shares of common stock to accredited investors.

On January 9, 2020, the Company entered into a Securities Purchase Agreement with an accredited investor (“Lender”) and issued an 8% Convertible Promissory Note in the principal amount of $110,000 (including a $5,000 original issue discount) to the Lender with a maturity date of January 9, 2021. On January 13, 2020, the Company received net proceeds in the amount of $100,000 as a result of $5,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this Securities Purchase Agreement and Convertible Promissory Note. This convertible debenture converts at a fixed price of $0.50 per share, subject to adjustment.

On January 21, 2020, the Company entered into a Securities Purchase Agreement with an accredited investor (“Lender”) and issued an 8% Convertible Promissory Note in the principal amount of $68,000 to the Lender with a maturity date of January 21, 2021. On January 23, 2020, the Company received net proceeds in the amount of $65,000 as a result of $3,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this Securities Purchase Agreement and Convertible Promissory Note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these unaudited consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, potential impairment of intangible assets, accrued liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in Note 3 above and the Company’s Annual Report on Form 10-K as filed with the SEC on October 15, 2019 are those that depend most heavily on these judgments and estimates. As of December 31, 2019, there had been no material changes to any of the critical accounting policies contained therein.

Results of Operations

Three months ended December 31, 2019 compared to three months ended December 31, 2018

Continuing Operations

Revenue

Our revenue increased to $7,561,967 for the three months ended December 31, 2019, compared to $0 for the three months ended December 31, 2018. The increase is the result of expanding upon a new customer agreement entered into during the fourth quarter of fiscal year 2019. Such new customer agreement accounted for 99% of our total revenue during the three months ended December 31, 2019, resulting in a significant risk of customer concentration.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cost of Revenue

Cost of revenue totaled $5,623,930 for the three months ended December 31, 2019, compared to $0 for the three months ended December 31, 2018. The increase is the result of generating the increased revenue.

Operating Expenses

Our operating expenses, which include software development costs, salaries and benefits, stock-based compensation, legal and professional fees, and general and administrative expenses increased to $8,028,452 for the three months ended December 31, 2019, compared to $54,754 for the three months ended December 31, 2018, an increase of $7,973,698. The increase is primarily due to stock-based compensation expense related to the Company’s Chief Executive Officer and Chief Financial Officer, an increase in general and administrative expenses related to salaries of the new Chief Executive Officer and Chief Financial Officer, coupled with increased operating expenses to support the increased operations of the business, partially offset by lower expenses from prior officers for services rendered.

On a comparative, proforma basis, excluding non-cash stock-based compensation expense related to the Company’s Chief Executive Officer and Chief Financial Officer, our operating expenses increased to $1,665,549 for the three months ended December 31, 2019, compared to $54,754 for the three months ended December 31, 2018, an increase of $1,610,795. The increase is primarily due to increased operating expenses to support the increased operations of the business, partially offset by lower expenses from prior officers for services rendered.

Other (Expense) Income

Our other expense decreased by $164,049, or 133%, for the three months ended December 31, 2019. The decrease is primarily the result of a gain on the change in fair value of derivative liability associated with the convertible promissory notes, partially offset by increases in expenses and amortization related to the convertible promissory notes and interest expense.

Net Loss from Continuing Operations

We had a net loss from continuing operations of $5,934,763 for the three months ended December 31, 2019, compared to a net loss of $63,151 for the three months ended December 31, 2018, an increase of $5,871,612. The increase in net loss is primarily driven by the increase in operating expenses, partially offset by the increase in gross profit and decrease in other expense, as disclosed above.

On a comparative, proforma basis, excluding non-cash stock-based compensation expense related to the Company’s Chief Executive Officer and Chief Financial Officer, we generated net income from continuing operations of $428,140 for the three months ended December 31, 2019, an increase of $491,291. The increase in proforma net income is primarily driven by the increase in gross profit and decrease in other expense, partially offset by the increase in operating expenses.

Discontinued Operations

For the three months ended December 31, 2019 and 2018, there are no revenue, cost of revenue, operating expenses, other income (expense), or net income from discontinued operations comparatives. For the three months ended December 31, 2018, income from discontinued operations was $6,902.

Six months ended December 31, 2019 compared to six months ended December 31, 2018

Continuing Operations

Revenue

Our revenue increased to $15,131,579 for the six months ended December 31, 2019, compared to $0 for the six months ended December 31, 2018. The increase is the result of expanding upon a new customer agreement entered into during the fourth quarter of fiscal year 2019. Such new customer agreement accounted for 99% of our total revenue during the six months ended December 31, 2019, resulting in a significant risk of customer concentration.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cost of Revenue

Cost of revenue totaled $11,330,444 for the six months ended December 31, 2019, compared to $0 for the six months ended December 31, 2018. The increase is the result of generating the increased revenue.

Operating Expenses

Our operating expenses, which include software development costs, salaries and benefits, stock-based compensation, legal and professional fees, and general and administrative expenses increased to $19,974,088 for the six months ended December 31, 2019, compared to $119,223 for the six months ended December 31, 2018, an increase of $19,854,865. The increase is primarily due to stock-based compensation expense related to the Company’s Chief Executive Officer and Chief Financial Officer, an increase in general and administrative expenses related to salaries of the new Chief Executive Officer and Chief Financial Officer, coupled with increased operating expenses to support the increased operations of the business, partially offset by lower expenses from prior officers for services rendered.

On a comparative, proforma basis, excluding non-cash stock-based compensation expense related to the Company’s Chief Executive Officer and Chief Financial Officer, our operating expenses increased to $3,446,430 for the six months ended December 31, 2019, compared to $119,223 for the six months ended December 31, 2018, an increase of $3,327,207. The increase is primarily due to increased operating expenses to support the increased operations of the business, partially offset by lower expenses from prior officers for services rendered.

Other (Expense) Income

Our other expense decreased by $56,441, or 46%, for the six months ended December 31, 2019. The decrease is primarily the result of increases in expenses and amortization related to the convertible promissory notes and interest expense, partially offset by a gain on the change in fair value of derivative liability associated with the convertible promissory notes.

Net Loss from Continuing Operations

We had a net loss from continuing operations of $16,240,275 for the six months ended December 31, 2019, compared to a net loss of $242,986 for the six months ended December 31, 2018, an increase of $15,997,289. The increase in net loss is primarily driven by the increase in operating expenses and other expense, partially offset by the increase in gross profit, as disclosed above.

On a comparative, proforma basis, excluding non-cash stock-based compensation expense related to the Company’s Chief Executive Officer and Chief Financial Officer, we generated net income from continuing operations of $287,383 for the six months ended December 31, 2019, an increase of $530,369. The increase in proforma net income is primarily driven by the increase in gross profit, partially offset by increases in operating expenses and other expense.

Discontinued Operations

For the six months ended December 31, 2019 and 2018, there are no revenue, cost of revenue, operating expenses, other income (expense), or net income from discontinued operations comparatives. For the six months ended December 31, 2018, loss from discontinued operations was $10,908.

Liquidity and Capital Resources

At December 31, 2019, we had $106,079 of cash and a working capital deficit of $1,546,818 as compared to cash of $33,996 and a working capital deficit of $2,440,289 at June 30, 2019.

Net cash used in operating activities of continuing operations was $660,849 for the six months ended December 31, 2019 as compared to net cash provided by operating activities of continuing operations of $71,050 for the six months ended December 31, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We have financed our operations since inception primarily through proceeds from equity and debt financings. During the six months ended December 31, 2019, net cash provided by financing activities of continuing operations was $699,800, as compared to $104,131 during the six months ended December 31, 2018. Our continued operations primarily depend upon our ability to raise additional capital from various sources including equity and debt financings, as well as our revenue derived from operations. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs or will be on favorable terms. Based on our current plans, we believe that our cash provided from the above sources may not be sufficient to enable us to meet our planned operating needs for the next twelve months.

We believe that private placements of our common stock and convertible debt to be issued from time to time will fund our short-term capital needs. At December 31, 2019, we had 100,000,000 authorized shares of common stock of which 12,667,367 shares were outstanding and 564,900 shares were to be issued.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2019 to determine whether the Company’s disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As a smaller reporting company we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All proceeds received from the following financings were used by the Company for working capital needs.

During the six months ended December 31, 2019, the Company issued 798,000 shares of its common stock in connection with private placements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, raising gross proceeds of $199,500.

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
February 19, 2020

/s/ Christopher Cutchens
Christopher Cutchens
Chief Financial Officer (Principal Financial and Accounting Officer)
February 19, 2020

