Form 10-Q
period 2020-03-31
MPHASE TECHNOLOGIES INC
filed 2020-05-20
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 15, 2020 there were 14,127,814 shares of the issuer’s common stock, $0.01 par value per share, outstanding.

mPHASE TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 0-Q

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

mPhase Technologies, Inc.

Consolidated Balance Sheets

	March 31, 2020	June 30, 2019
	(Unaudited)
Assets
Current Assets
Cash	$8,054	$33,996
Accounts receivable, net	6,409,386	2,526,155
Prepaid expenses	437	8,820
Other assets	227,486	-
Total Current Assets	6,645,363	2,568,971
Property and equipment, net	10,678	11,048
Goodwill	6,020	6,020
Intangible asset - purchased software, net	2,117,009	3,025,801
Other assets	12,792	3,058
Total Assets	$8,791,862	$5,614,898

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,560,910	$366,274
Accrued expenses	796,434	3,368,801
Contract liabilities	170,449	-
Due to related parties	88,907	65,459
Notes payable to officers	26,420	25,251
Convertible notes payable, net	253,712	2,351
Liabilities in arrears with convertible features	109,000	109,000
Liabilities in arrears - judgement settlement agreement (Note 7)	762,921	855,660
Derivative liability	343,193	133,669
Liabilities of discontinued operations	82,795	82,795
Total Current Liabilities	6,194,741	5,009,260

Commitments and Contingencies (Note 12)

Stockholders’ Equity
Preferred stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at March 31, 2020 and June 30, 2019	10	10
Common stock, $0.01 par value; 100,000,000 shares authorized, 13,486,040 shares issued and 13,312,314 shares outstanding at March 31, 2020, and 11,689,078 shares issued and outstanding at June 30, 2019	133,123	116,890
Additional paid-in-capital	230,811,941	214,007,203
Common stock to be issued	8,725	115,388
Accumulated other comprehensive income	125,310	-
Accumulated deficit	(228,481,988)	(213,633,853)
Total Stockholders’ Equity	2,597,121	605,638
Total Liabilities and Stockholders’ Equity	$8,791,862	$5,614,898

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

mPhase Technologies, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenue	$7,556,507	$-	$22,688,086	$-
Cost of revenue	5,624,876	-	16,955,320	-
Gross Profit	1,931,631	-	5,732,766	-
Operating Expenses:
Software development costs	16,905	-	2,126,942	-
General and administrative expenses	694,554	1,422,737	18,558,605	1,541,960
Total Operating Expenses	711,459	1,422,737	20,685,547	1,541,960
Operating Income (Loss)	1,220,172	(1,422,737)	(14,952,781)	(1,541,960)
Other (Expense) Income:
Interest expense	(76,817)	(14,027)	(172,470)	(147,936)
Gain on change in fair value of derivative liability	505,649	-	976,049	-
Initial derivative income (expense)	12,231	-	(245,572)	-
Amortization of debt discount	(248,685)	(1,843)	(421,590)	(7,976)
Amortization of deferred financing costs	(11,944)	-	(19,473)	-
Amortization of original issue discount	(8,466)	-	(12,298)	-
Gain on debt extinguishments	-	-	-	16,279
Total Other Income (Expense)	171,968	(15,870)	104,646	(139,633)
Income (Loss) from continuing operations before income taxes	1,392,140	(1,438,607)	(14,848,135)	(1,681,593)
Income taxes	-	-	-	-
Income (Loss) from continuing operations	1,392,140	(1,438,607)	(14,848,135)	(1,681,593)
Discontinued operations (Note 13)
Loss from discontinued operations	-	(3,805)	-	(14,713)
Net income (loss)	$1,392,140	$(1,442,412)	$(14,848,135)	$(1,696,306)

Comprehensive income (loss):
Unrealized gain on currency translation adjustment	92,178	-	125,310	-
Comprehensive income (loss)	$1,484,318	$(1,442,412)	$(14,722,825)	$(1,696,306)

Income (Loss) per common share:
Income (loss) from continuing operations per common share – basic	$0.11	$(0.13)	$(1.18)	$(0.22)

Income (loss) from continuing operations per common share – diluted	$0.02	$(0.13)	$(1.18)	$(0.22)

Loss from discontinued operations per common share – basic and diluted	$-	$(0.00)	$-	$(0.01)

Income (loss) per common share – basic	$0.11	$(0.13)	$(1.18)	$(0.23)

Income (loss) per common share – diluted	$0.02	$(0.13)	$(1.18)	$(0.23)

Weighted average shares outstanding – basic	13,107,042	10,943,154	12,562,668	7,496,294

Weighted average shares outstanding – diluted	53,270,177	10,943,154	12,562,668	7,496,294

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

mPhase Technologies, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Nine Months Ended March 31, 2020 and 2019

(Unaudited)

	Preferred Stock		Common Stock
	Shares	$0.01 Par Value	Shares	$0.01 Par Value	Additional Paid in Capital	Common Stock to be Issued	Accumulated Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance June 30, 2019	1,000	$10	11,689,078	$116,890	$214,007,203	$115,388	$-	$(213,633,853)	$605,638

Issuance of common stock to accredited investors in private placements			380,000	3,800	91,200	(30,500)			64,500
Issuance of common stock for the conversion of related party debts and strategic vendor payables			294,654	2,947	70,716	(73,663)			-
Warrants earned under employment contract					9,970,787				9,970,787
Other comprehensive income							54,694		54,694
Net loss								(10,305,511)	(10,305,511)
Balance September 30, 2019	1,000	$10	12,363,732	$123,637	$224,139,906	$11,225	$54,694	$(223,939,364)	$390,108

Issuance of common stock to accredited investors in private placements			10,000	100	2,400	130,000			132,500
Issuance of common stock for accrued services			62,000	620	14,880				15,500
Restricted shares issued under employment contract			57,909	579	106,078				106,657
Warrants earned under employment contract					6,231,742				6,231,742
Other comprehensive loss							(21,562)		(21,562)
Net loss								(5,934,764)	(5,934,764)
Balance December 31, 2019	1,000	$10	12,493,641	$124,936	$230,495,006	$141,225	$33,132	$(229,874,128)	$920,181

Issuance of common stock to accredited investors in private placements			739,577	7,396	275,104	(132,500)			150,000
Issuance of common stock for services related to private placements			11,003	110	(110)				-
Issuance of common stock for conversions of convertible promissory notes			68,093	681	18,319				19,000
Stock-based compensation for restricted shares of common stock under employment contract					23,622				23,622
Other comprehensive income							92,178		92,178
Net income								1,392,140	1,392,140
Balance March 31, 2020	1,000	$10	13,312,314	$133,123	$230,811,941	$8,725	$125,310	$(228,481,988)	$2,597,121

	Preferred Stock		Common Stock
	Shares	$0.01 Par Value	Shares	$0.01 Par Value	Additional Paid in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance June 30, 2018	-	$-	3,372,103	$33,721	$207,652,502	$(211,678,692)	$(3,992,469)

Issuance of common stock to accredited investors in private placements			40,000	400	9,600		10,000
Beneficial conversion feature interest expense charged to additional paid in capital					91,177		91,177
Issuance of common stock for accrued services			1,150,000	11,500	563,500		575,000
Issuance of common stock for the conversion of related party debts and strategic vendor payables			3,305,492	33,055	1,619,691		1,652,746
Net loss						(197,645)	(197,645)
Balance September 30, 2018	-	$-	7,867,595	$78,676	$209,936,470	$(211,876,337)	$(1,861,191)

Reversal of accrued fees from private placements to accredited investors					7,500		7,500
Issuance of common stock to accredited investors in private placements			80,000	800	19,200		20,000
Issuance of common stock for the conversion of related party debts and strategic vendor payables			593,240	5,932	142,378		148,310
Net loss						(56,249)	(56,249)
Balance December 31, 2018	-	$-	8,540,835	$85,408	$210,105,548	$(211,932,586)	$(1,741,630)

Issuance of common stock to accredited investors in private placements			320,000	3,200	76,800		80,000
Issuance of common stock in connection with employment contract			2,620,899	26,209	1284,240		1,310,449
Issuance of preferred stock in connection with employment contract	1,000	$1			(1)		-
Net loss						(1,442,412)	(1,442,412)
Balance March 31, 2019	1,000	$1	11,481,734	$114,817	$211,466,587	$(213,374,998)	$(1,793,593)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

mPhase Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(14,848,135)	$(1,696,306)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	16,316,344	1,310,449
Depreciation and amortization	700,387	-
Amortization of debt discount	421,590	7,976
Initial derivative expense	245,572	-
Amortization of deferred financing costs	19,473	-
Amortization of original issue discount	12,298	-
Gain on change in fair value of derivative liability	(976,049)	-
Gain on debt extinguishments	-	(16,279)
Amortization of deferred compensation and beneficial conversion interest expense	-	91,177
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,883,231)	-
Increase in other assets	(9,734)	-
Decrease (increase) in prepaid expenses	8,383	(3,686)
Increase in contract liabilities	170,449	-
Increase in accounts payable and accrued expenses	683,154	188,354
Net cash used in operating activities of continuing operations	(1,139,499)	(118,315)
Net cash used in operating activities of discontinued operations	-	(31,056)
Net cash used in operating activities	(1,139,499)	(149,371)

Cash flows from investing activities:
Capital expenditures	(553)	-
Net cash used in investing activities of continuing operations	(553)	-
Net cash used in investing activities of discontinued operations	-	-
Net cash used in investing activities	(553)	-

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, net	940,000	-
Proceeds from sale of common stock, net of finder’s fees	347,000	110,000
Proceeds from notes payable to related parties	37,800	93,046
Repayments of notes payable to related parties	(32,000)	(588)
Repayments under settlement agreement	(120,000)	(28,004)
Repayments of convertible notes payable	(184,000)	-
Net cash provided by financing activities of continuing operations	988,800	174,454
Net cash provided by financing activities of discontinued operations	-	-
Net cash provided by financing activities	988,800	174,454

Effect of foreign exchange rate changes on cash	125,310	-
Net (decrease) increase in cash	(25,942)	25,083
Cash at beginning of period	33,996	261
Cash at end of period	$8,054	$25,344

Supplemental disclosure:
Cash paid for interest	$83,064	$21,393

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

	For the Nine Months Ended
	March 31,
	2020	2019
Supplemental disclosure of non-cash operating activities:

Initial fair value of derivative liability recorded as debt discount	$940,001	$-

Supplemental disclosure of non-cash investing and financing activities:

Issuance of Common Stock for accrued services
Value	$15,500	$575,000
Shares	62,000	1,150,000

Issuance of Common Stock for the conversion of Related Party debts and Strategic Vendor payables
Value	$73,663	$1,801,056
Shares	294,654	3,898,732

Issuance of Common Stock for services related to private placements
Value	$11,250	$-
Shares	11,003	-

Issuance of Common Stock for conversions of convertible promissory notes
Value	$19,000	$-
Shares	68,093	-

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 AND 2019

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

Basis of Presentation

The consolidated unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management, are necessary to fairly state the Company’s financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”); nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading.

The consolidated unaudited financial statements for the nine months ended March 31, 2020 and 2019 include the operations of mPhase and its wholly-owned subsidiaries, mPower Technologies, Inc., Medds, Inc., mPhase Technologies India Private Limited effective March 19, 2019, and Alpha Predictions LLP effective June 30, 2019. All significant intercompany accounts and transactions have been eliminated in the consolidation.

These consolidated unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 30, 2019, contained in the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2019. The results of operations for the nine months ended March 31, 2020, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2020.

Impact of COVID-19 Pandemic

A novel strain of coronavirus, COVID-19, surfaced during December 2019 and has spread around the world, including to the United States. During March 2020, COVID-19 was declared a pandemic by the World Health Organization. The COVID-19 pandemic has resulted in, and is likely to continue to result in, significant economic disruption. Although these disruptions are expected to be temporary, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. As the Company cannot predict the scope or duration of the COVID-19 pandemic, any anticipated negative financial impact to its results of operations cannot be reasonably estimated but could ultimately be material and last for an extended period of time.

mPHASE TECHNOLOGIES, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

NOTE 2: GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred negative cash flows from operations of $1,139,499 for the nine months ended March 31, 2020. At March 31, 2020, the Company had a working capital surplus of $450,622, and an accumulated deficit of $228,481,988. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this report, without additional debt or equity financing. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to meet its working capital needs through the next twelve months from the date of this report and to fund the growth of the nanotechnology, artificial intelligence, and machine learning technologies, the Company may consider plans to raise additional funds through the issuance of equity or debt. Although the Company intends to obtain additional financing to meet its cash needs, the Company may be unable to secure any additional financing on terms that are favorable or acceptable to it, if at all.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain reclassifications of prior year amounts have been made to enhance comparability with the current year’s consolidated financial statements, including, but not limited to, presentation of certain items within the consolidated statement of cash flows.

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

Use of Estimates

The preparation of consolidated unaudited financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates include the collectability of accounts receivable, valuation of intangible assets, accrued expenses, valuation of derivative liabilities, stock-based compensation, and the valuation reserve for income taxes.

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

Revenue Risk

Agreements which potentially subject the Company to concentrations of revenue risk consist principally of one customer agreement. For the nine months ended March 31, 2020 and 2019, this one customer accounted for 100% and 0% of our total revenue, respectively. At March 31, 2020 and June 30, 2019, this one customer accounted for 100% and 99% of our total accounts receivable, respectively.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at March 31, 2020 and June 30, 2019.

mPHASE TECHNOLOGIES, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses and such losses traditionally have been within its expectations. At March 31, 2020 and June 30, 2019, the Company determined there was no requirement for an allowance for doubtful accounts.

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

Patents and licenses are capitalized when the Company determines there will be a future benefit derived from such assets and are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset, generally five years. As of March 31, 2020 and June 30, 2019, the book value of patents and licenses of $214,383, has been fully amortized and no amortization expense was recorded for the nine months ended March 31, 2020 and 2019.

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

At March 31, 2020, the book value of purchased and developed technology of $2,817,396, included two technology platforms, a machine learning platform and an artificial intelligence platform. For the nine months ended March 31, 2020 and 2019, amortization expense which is included in general and administration expenses within the consolidated statements of operations, was $700,387 and $0, respectively.

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

mPHASE TECHNOLOGIES, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Revenue is derived from the sale of artificial intelligence and machine learning focused technology products. The Company recognizes revenue when obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. In the event any discounts, sales incentives, or similar arrangements are agreed to with a customer, such amounts are estimated at time of sale and deducted from revenue. Sales taxes and other similar taxes are excluded from revenue (see Note 6).

Share-Based Compensation

The Company computes share based payments in accordance with the provisions of ASC Topic 718, Compensation – Stock Compensation and related interpretations. As such, compensation cost is measured on the date of grant at the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the grants. The Company estimates the fair value of stock options and warrants by using the Black-Scholes option pricing model.

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

mPHASE TECHNOLOGIES, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 AND 2019

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

ASC 740 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company’s tax returns for its June 30, 2019, 2018, and 2017 tax years may be selected for examination by the taxing authorities as the statute of limitations remains open.

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

In computing diluted EPS, only potential common shares that are dilutive, those that reduce EPS or increase loss per share, are included. The effect of contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the three months ended March 31, 2019 and nine months ended March 31, 2020 and 2019, respectively, as we incurred a net loss for those periods. At March 31, 2020, as we incurred net income for the period, dilutive shares included 37,390,452 shares of the Company’s common stock related to warrants and 2,772,684 shares of the Company’s common stock related to convertible promissory notes, assuming exercise of such warrants and conversion of such convertible promissory notes occurred at January 1, 2020, as the exercise price of the warrants and conversion price of the convertible promissory notes were less than the average market price of the Company’s common stock for the three months ended March 31, 2020. Additionally, for dilutive EPS purposes for the three months ended March 31, 2020, the assumed conversion of such convertible promissory notes at January 1, 2020, reduced the net income amount used in the dilutive EPS computation by $280,822 as a result of the net impact of interest that would not have been incurred during the period as well as original issue discounts, deferred financing costs, debt discounts, and derivative liability balances that would not have been required at March 31, 2020.

mPHASE TECHNOLOGIES, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 AND 2019

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

Effective July 1, 2019, the Company adopted ASU 2017-11, Update to Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The ASU makes limited changes to the guidance on classifying certain financial instruments as either liabilities or equity. The ASU is intended to improve (1) the accounting for instruments with “down-round” provisions and (2) the readability of the guidance in ASC 480 on distinguishing liabilities from equity by replacing the indefinite deferral of certain pending content with scope exceptions. The Company determined the adoption of ASU 2017-11 did not have a material impact on its consolidated financial statements.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying unaudited consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 AND 2019

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

mPHASE TECHNOLOGIES, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

NOTE 5: INTANGIBLE ASSET – PURCHASED SOFTWARE, NET

Intangible asset – Purchased Software, net, is comprised of the following at:

	March 31,	June 30,
	2020	2019
Purchased software	$2,817,396	$3,025,801
Less: accumulated amortization	(700,387)	-
Purchased software, net	$2,117,009	$3,025,801

Intangible asset – Purchased Software consists of the following two software technologies:

Alpha Predictions purchased software	$2,697,668
Travel Buddhi purchased software	119,728
Total purchased software	$2,817,396

The Alpha Predictions purchased software was acquired as further described in Note 4. The Travel Buddhi purchased software was acquired on February 15, 2019, for $115,281 and included all rights, software, and code of the technology platform. During the fiscal year ended June 30, 2019, $55,000 of the Travel Buddhi purchase price was paid and $60,281 remains outstanding. At March 31, 2020, the Travel Buddhi technology platform has not been placed in service, but is expected to be during the first quarter of fiscal year 2021.

Purchased software costs are amortized on a straight-line basis over three years. Amortization of purchased software costs is included in general and administration expenses within the consolidated statements of operations.

For the three and nine months ended March 31, 2020, amortization expense was $216,109 and $700,387, respectively. There was no amortization expense related to purchased software for the three and nine months ended March 31, 2019.

Future amortization expense related to the existing net carrying amount of purchased software at March 31, 2020 is expected to be as follows:

Remainder of fiscal year 2020	$221,920
Fiscal year 2021	927,590
Fiscal year 2022	927,590
Fiscal year 2023	39,909
$2,117,009

mPHASE TECHNOLOGIES, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

NOTE 6: REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table presents our revenue disaggregated by category within our single reporting segment:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Subscription	$6,180,000	$-	$18,540,000	$-
Service and support	881,606	-	2,626,674	-
Application development and implementation	494,901	-	1,521,412	-
Revenue	$7,556,507	$-	$22,688,086	$-

For the three and nine months ended March 31, 2020, the Company was subject to revenue concentration risk as one customer accounted for 100% of our total revenue for both periods.

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

Contract Liabilities

Contract liabilities include amounts billed to the customer in excess of revenue recognized and are presented as contract liabilities on the consolidated balance sheets. At March 31, 2020 and June 30, 2019 contract liabilities totaled $170,449 and $0, respectively.

Practical Expedient

The Company has elected a practical expedient to omit certain disclosures about the transaction price allocated to remaining performance obligations for contracts with terms of one year or less.

NOTE 7: LIABILITIES IN ARREARS – JUDGEMENT SETTLEMENT AGREEMENT

Liabilities in arrears – judgement settlement agreement is comprised of the following:

	March 31,	June 30,
	2020	2019
Note payable, John Fife (dba St. George Investors) / Fife Forbearance [1]	$762,921	$855,660
Total liabilities in arrears – judgement settlement agreement	$762,921	$855,660

[1] effective December 10, 2018, the Company entered into a “Judgment Settlement Agreement” to satisfy in full the Forbearance Agreement with Fife that was previously in effect. As a result, under the Judgment Settlement Agreement, no shares of the Company’s common stock are issuable or eligible to be converted into. Under the terms of the Judgment Settlement Agreement, the Company was required to pay $15,000 per month from January 15, 2019 through and including February 15, 2020, with a final payment of $195,000 due and payable in March of 2020. The Company made all required payments with the exception of the final payment of $195,000 which was due and payable in March of 2020. The Company and Fife are negotiating a structure whereby the Company will be able to make the final payment of $195,000, which may include additional consideration depending on the timing of when the final payment is made. The Company expects to repay Fife the agreed upon balance due as quickly as possible based upon its available capital. The ultimate final payment amount is expected to be less than the liability balance of $762,921 presented as liabilities in arrears – judgement settlement agreement on the consolidated balance sheets.

mPHASE TECHNOLOGIES, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

NOTE 8: Convertible Debt Arrangements

JMJ Financial

At March 31, 2020 and June 30, 2019, the amount recorded in current liabilities for this one convertible note and accrued interest thereon due to JMJ Financial was $205,199 and $193,287, respectively. During the nine months ended March 31, 2020 and 2019 the Company recorded $11,911 and $10,952, respectively of interest for the outstanding convertible note.

As of March 31, 2020 and June 30, 2019, the aggregate remaining amount of convertible securities held by JMJ could be converted into 10,260 and 9,664 shares, respectively, with a conversion price of $20.

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

On July 30, 2019, the Company entered into a securities purchase agreement with an accredited investor (“Lender”) and issued an 8% convertible promissory note in the principal amount of $53,000 to the Lender with a maturity date of July 30, 2020. The Company received net proceeds in the amount of $50,000 as a result of $3,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $114,380, deferred financing costs of $3,000 and debt discount of $50,000. The deferred financing costs and debt discount are being amortized over the term of the note. During January 2020, the Company paid-off the aggregate balance of the convertible promissory note, including accrued interest and prepayment penalty.

On September 5, 2019, the Company entered into a securities purchase agreement with an accredited investor (“Lender”) and issued an 8% convertible promissory note in the principal amount of $53,000 to the Lender with a maturity date of September 5, 2020. On September 9, 2019, the Company received net proceeds in the amount of $46,800 as a result of $3,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note and $3,200 being paid to the Company’s Transfer Agent to satisfy an outstanding balance. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $104,860, deferred financing costs of $3,000 and debt discount of $50,000. The deferred financing costs and debt discount are being amortized over the term of the note. During February 2020, the Company paid-off the aggregate balance of the convertible promissory note, including accrued interest and prepayment penalty.

mPHASE TECHNOLOGIES, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

NOTE 8: Convertible Debt Arrangements (continued)

On September 24, 2019, the Company entered into a securities purchase agreement with accredited investors (“Lenders”) and issued 8% convertible promissory notes in the principal amount of $124,200 (including an aggregate of $9,200 in original issue discounts) to the Lenders with maturity dates of September 24, 2020. On September 27, 2019, the Company received net proceeds in the amount of $112,000 as a result of $3,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory notes. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $208,335, original issue discount of $9,200, deferred financing costs of $3,000 and debt discount of $112,000. The original issue discount, deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $106,200 and $5,129, respectively, at March 31, 2020. The aggregate balance of the convertible promissory note, net of original issue discount, deferred financing costs and debt discount at March 31, 2020 was $46,312.

On December 2, 2019, the Company entered into a securities purchase agreement with an accredited investor (“Lender”) and issued an 8% convertible promissory note in the principal amount of $200,000 (including a $7,500 original issue discount) to the Lender with a maturity date of December 2, 2020. On December 2, 2019, the Company received net proceeds in the amount of $182,500 as a result of $10,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at the greater of (i) $0.50 per share or (ii) 60% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $200,000, original issue discount of $7,500, deferred financing costs of $10,000 and debt discount of $182,500. The original issue discount, deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $200,000 and $5,260, respectively, at March 31, 2020. The aggregate balance of the convertible promissory note, net of original issue discount, deferred financing costs and debt discount at March 31, 2020 was $65,753.

On December 2, 2019, the Company entered into a securities purchase agreement with an accredited investor (“Lender”) and issued an 8% convertible promissory note in the principal amount of $78,000 to the Lender with a maturity date of December 2, 2020. On December 4, 2019, the Company received net proceeds in the amount of $75,000 as a result of $3,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $78,629, deferred financing costs of $3,000 and debt discount of $75,000. The deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $78,000 and $2,052, respectively, at March 31, 2020. The aggregate balance of the convertible promissory note, net of deferred financing costs and debt discount at March 31, 2020 was $25,644.

On December 2, 2019, the Company entered into a securities purchase agreement with an accredited investor (“Lender”) and issued an 8% convertible promissory note in the principal amount of $135,000 (including a $6,750 original issue discount) to the Lender with a maturity date of December 2, 2020. On December 3, 2019, the Company received net proceeds in the amount of $122,000 as a result of $6,250 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at the greater of (i) $0.50 per share or (ii) 60% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $135,000, original issue discount of $6,750, deferred financing costs of $6,250 and debt discount of $122,000. The original issue discount, deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $135,000 and $3,551, respectively, at March 31, 2020. The aggregate balance of the convertible promissory note, net of original issue discount, deferred financing costs and debt discount at March 31, 2020 was $44,384.

mPHASE TECHNOLOGIES, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

NOTE 8: Convertible Debt Arrangements (continued)

On December 17, 2019, the Company entered into a securities purchase agreement with an accredited investor (“Lender”) and issued an 8% convertible promissory note in the principal amount of $81,000 (including a $6,000 original issue discount) to the Lender with a maturity date of December 17, 2020. On December 17, 2019, the Company received net proceeds in the amount of $73,500 as a result of $1,500 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $81,599, original issue discount of $6,000, deferred financing costs of $1,500 and debt discount of $73,500. The original issue discount, deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $81,000 and $1,864, respectively, at March 31, 2020. The aggregate balance of the convertible promissory note, net of original issue discount, deferred financing costs and debt discount at March 31, 2020 was $23,301.

On January 9, 2020, the Company entered into a securities purchase agreement with an accredited investor (“Lender”) and issued an 8% convertible promissory note in the principal amount of $110,000 (including a $5,000 original issue discount) to the Lender with a maturity date of January 9, 2021. On January 13, 2020, the Company received net proceeds in the amount of $100,000 as a result of $5,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at a price of $0.50 per share, however, in the event the closing bid price of the Company’s common stock is less than $0.70 per share on any day while this convertible promissory note is outstanding, this convertible debenture will convert at 60% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $107,338, original issue discount of $5,000, deferred financing costs of $5,000 and debt discount of $100,000. The original issue discount, deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $110,000 and $2,194, respectively, at March 31, 2020. The aggregate balance of the convertible promissory note, net of original issue discount, deferred financing costs and debt discount at March 31, 2020 was $24,712.

On January 21, 2020, the Company entered into a securities purchase agreement with an accredited investor (“Lender”) and issued an 8% convertible promissory note in the principal amount of $68,000 to the Lender with a maturity date of January 21, 2021. On January 23, 2020, the Company received net proceeds in the amount of $65,000 as a result of $3,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $60,735, deferred financing costs of $3,000 and debt discount of $65,000. The deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $68,000 and $1,058, respectively, at March 31, 2020. The aggregate balance of the convertible promissory note, net of deferred financing costs and debt discount at March 31, 2020 was $13,227.

mPHASE TECHNOLOGIES, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

NOTE 8: Convertible Debt Arrangements (continued)

On February 24, 2020, the Company entered into a securities purchase agreement with an accredited investor (“Lender”) and issued an 8% convertible promissory note in the principal amount of $53,000 to the Lender with a maturity date of February 24, 2021. On February 26, 2020, the Company received net proceeds in the amount of $50,000 as a result of $3,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $43,426, deferred financing costs of $3,000 and debt discount of $50,000. The deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $53,000 and $430, respectively, at March 31, 2020. The aggregate balance of the convertible promissory note, net of deferred financing costs and debt discount at March 31, 2020 was $5,373.

On March 3, 2020, the Company entered into a securities purchase agreement with an accredited investor (“Lender”) and issued an 8% convertible promissory note in the principal amount of $63,000 to the Lender with a maturity date of March 3, 2021. On March 5, 2020, the Company received net proceeds in the amount of $60,000 as a result of $3,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $51,269, deferred financing costs of $3,000 and debt discount of $60,000. The deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $63,000 and $400, respectively, at March 31, 2020. The aggregate balance of the convertible promissory note, net of deferred financing costs and debt discount at March 31, 2020 was $5,005.

At March 31, 2020 and June 30, 2019, there was $894,200 and $78,000 of convertible notes payable outstanding, net of discounts of $640,488 and $75,649, respectively.

During the nine months ended March 31, 2020 and 2019, amortization of original issue discount, deferred financing costs, and debt discount amounted to $453,361 and $7,976, respectively.

During the nine months ended March 31, 2020, $19,000 of convertible notes, including fees, were converted into 68,093 shares of the Company’s common stock. During the nine months ended March 31, 2019, there were no conversions of convertible notes into shares of the Company’s common stock.

At March 31, 2020, the Company was in compliance with the terms of the Accredited Investors convertible promissory notes.

NOTE 9: DERIVATIVE LIABILITY

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, Derivatives and Hedging. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operation as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from June 30, 2018 to March 31, 2020:

Conversion feature derivative liability
June 30, 2018	$-
Initial fair value of derivative liability recorded as debt discount	75,000
Initial fair value of derivative liability recorded as deferred financing costs	3,000
Initial fair value of derivative liability charged to other expense	25,161
Loss on change in fair value included in earnings	30,508
June 30, 2019	$133,669
Initial fair value of derivative liability recorded as debt discount	940,001
Initial fair value of derivative liability charged to other expense	245,572
Gain on change in fair value included in earnings	(976,049)
March 31, 2020	$343,193

mPHASE TECHNOLOGIES, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

NOTE 9: DERIVATIVE LIABILITY (continued)

Total derivative liability at March 31, 2020 and June 30, 2019 amounted to $343,193 and $133,669, respectively. The change in fair value included in earnings of $976,049 is due in part to the quoted market price of the Company’s common stock decreasing from $0.85 at June 30, 2019 to $0.55 at March 31, 2020, coupled with decreased conversion prices due to the effect of “ratchet” provisions incorporated within the convertible notes payable.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the binomial pricing model with binomial simulations at March 31, 2020:

Expected volatility	141.9% - 233.2%
Expected term	5.8 months – 11.1 months
Risk-free interest rate	0.15% - 0.17%
Stock price	$0.55

NOTE 10: STOCKHOLDERS’ EQUITY

The total number of shares of all classes of stock that the Company shall have the authority to issue is 100,001,000 shares consisting of 100,000,000 shares of common stock, $0.01 par value per share, of which 13,486,040 are issued, 13,312,314 are outstanding, and 173,726 are to be issued at March 31, 2020, and 1,000 shares of preferred stock, par value $0.01 per share of which 1,000 shares have been designated as Series A Super Voting Preferred of which 1,000 are issued and outstanding at March 31, 2020.

Common Stock

Private Placements

During the nine months ended March 31, 2020, the Company received $347,000 of net proceeds from the sale of 997,577 shares of common stock in private placements with accredited investors, incurring $11,250 in finder’s fees, which were paid by the issuance of 11,003 shares of common stock. During the nine months ended March 31, 2020, the Company issued 132,000 shares of common stock which was sold in private placements with accredited investors and presented as common stock to be issued at June 30, 2019 on the consolidated balance sheets.

During the nine months ended March 31, 2019, the Company received $110,000 of net proceeds from the issuance of 440,000 shares of common stock in private placements with accredited investors, incurring no finder’s fees.

Stock Award Payable

During the nine months ended March 31, 2020, the Company did not issue any shares of common stock to former officers, outside directors, or strategic consultants.

During the nine months ended March 31, 2019, three former officers of the Company, Mr. Biderman as an outside director, and certain strategic consultants, who provided services to the Company, received a total of 1,150,000 shares of common stock, which were valued at $0.50 or $575,000, based on the closing price of the Company’s common stock on September 24, 2018, and was included in accrued expenses at June 30, 2018.

Stock Based Compensation

During the nine months ended March 31, 2020, the Company issued 231,635 restricted shares of its common stock to Mr. Cutchens, the Company’s Chief Financial Officer, which were granted on June 1, 2019 (the “Grant Date”), pursuant to the terms of an employment agreement with the Company. The restricted shares of common stock vest 25% on the six-month, 1 year, 2 year, and 3 year anniversaries of the Grant Date. During the nine months ended March 31, 2020, the Company recorded $113,815 of stock-based compensation expense related to the vested portion of this award.

During the nine months ended March 31, 2019, the Company issued 2,620,899 shares of its common stock to Mr. Bhatnagar, the Company’s President and Chief Executive Officer, which were granted on January 11, 2019 (the “Grant Date”), pursuant to the terms of an employment agreement and related transition agreement with the Company. The shares of common stock were immediately vested and the Company recorded $1,310,449 of stock-based compensation expense during the nine months ended March 31, 2020.

mPHASE TECHNOLOGIES, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

NOTE 10: STOCKHOLDERS’ EQUITY (continued)

Conversion of Service Fees

During the nine months ended March 31, 2020, the Company issued 62,000 shares of common stock to a former officer who provided services to the Company.

During the nine months ended March 31, 2019, former officers converted $671,787 accrued wages into 1,609,594 shares and $702,105 of notes payable and accrued interest into 1,404,210 shares and a director converted $186,000 of accrued fees into 372,000 shares and $126,364 of a note and accrued interest into 252,728 shares, of the Company’s common stock. Also, accounts payable to strategic vendors totaling $114,800 were converted into 260,200 shares of common stock.

Reserved Shares

At March 31, 2020, the convertible promissory notes entered into with the accredited investors require the Company to reserve 34,209,383 shares of its common stock for potential future conversions under such instruments.

At March 31, 2020, 7,202 shares of the Company’s common stock remain subject to be returned to the Company’s treasury for cancellation. Such shares were not sold as part of 8,000 shares of the Company’s common stock that was advanced during fiscal year 2014 under an Equity Line of Credit.

Common Stock Warrants

Warrant Agreement – Earned Warrants

Mr. Bhatnagar, the Company’s President and Chief Executive Officer, is entitled to receive warrants to acquire 4% of the outstanding fully diluted common stock of the Company (the “Earned Warrants”) each time the Company’s revenue increases by $1,000,000. The exercise price of the Earned Warrants is equal to $0.50 per share, and he may not receive Earned Warrants to the extent that the number of Signing Shares (as defined in the Warrant Agreement) and Earned Warrants exceed 80% of the fully diluted common stock of the Company (“Warrant Cap”).

Warrant Agreement – Accelerated Warrants

Mr. Bhatnagar, the Company’s President and Chief Executive Officer, shall immediately receive the remaining amount of warrants necessary to acquire up to 80% of the outstanding fully diluted common stock of the Company (“Accelerated Warrants”) when either of the following occur:

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

For the nine months ended March 31, 2020, since the Company’s revenue was $22,688,086, Mr. Bhatnagar earned warrants to acquire 32,405,058 shares of the Company’s common stock under the provisions of the Warrant Agreement. At March 31, 2020, as Mr. Bhatnagar has earned the maximum number of warrants available under the provisions of the Warrant Agreement to acquire 37,390,452 shares of the Company’s common stock, there remains no additional shares of the Company’s common stock that Mr. Bhatnagar can earn.

mPHASE TECHNOLOGIES, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

NOTE 10: STOCKHOLDERS’ EQUITY (continued)

For the nine months ended March 31, 2020, the Company recognized $16,202,529 of stock-based compensation expense related to the earned warrants, based upon a value of $0.50 per warrant. At March 31, 2020, there remains no additional stock-based compensation expense related to the Warrant Agreement that the Company expects to recognize over the next three months.

The Company estimates the fair value of each option award on the date of grant using a black-scholes option valuation model that uses the assumptions noted in the table below. Because black-scholes option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were utilized during the nine months ended March 31, 2020:

Expected volatility	21,779.77%
Weighted-average volatility	21,779.77%
Expected dividends	0%
Expected term (in years)	5.0
Risk-free rate	2.52%

The following table sets forth common stock purchase warrants outstanding at March 31, 2020:

	Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding, June 30, 2019	4,985,394	$0.50	$-
Warrants earned	32,405,058	0.50	-
Warrants forfeited	-	-	-
Outstanding, March 31, 2020	37,390,452	$0.50	$-

Common stock issuable upon exercise of warrants	37,390,452	$0.50	$-

	Common Stock Issuable Upon Exercise of Warrants Outstanding			Common Stock Issuable Upon Warrants Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2020	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2020	Weighted Average Exercise Price
$0.50	37,390,452	4.55	$0.50	37,390,452	$0.50
	37,390,452	4.55	$0.50	37,390,452	$0.50

mPHASE TECHNOLOGIES, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

NOTE 10: STOCKHOLDERS’ EQUITY (continued)

Settlement and New Funding Share Reserves

The Company agreed to reserve a total of 3,000,000 shares of its common stock of which 532,040 shares of common stock were reserved for and issued concurrently for the conversion of 75% of outstanding accounts payables to officers’ and a director (discussed below), 1,967,960 shares of common stock were reserved to reduce liabilities outstanding at December 31, 2018 (“Settlement Reserve”), and 500,000 shares of common stock were reserved to fund continuing operations (“Funding Reserve”). At March 31, 2020, 315,949 shares of common stock remained available from the initial Settlement Reserve to settle prior liabilities and 185,063, shares of common stock remained available from the Funding Reserve to fund continuing operations.

	Settlement Reserve	Funding Reserve
Initial Shares of Common Stock to Establish Reserve	1,967,960	500,000
Shares issued concurrently to transition agreement for the conversion of 75% strategic vendors, outstanding December 31, 2018	(61,200)	-
Shares available upon execution of the Transition Agreement dated January 11, 2019	1,906,760	500,000
Shares issued subsequent to a “Change in Control” to accredited investors in private placements through March 31, 2020	(1,590,811)	(314,937)
Shares of Common Stock available at March 31, 2020	315,949	185,063

Prior Liabilities – Settlement Reserve

1,967,960 shares of the Company’s common stock have been reserved to settle the debts of the Company that were outstanding at December 31, 2018, in the following priority; the Judgement Settlement Agreement (formerly Fife forbearance Agreement), JMJ Financial, Inc., MH Investment Trust, Power Up Lending Ltd, as well as other liabilities satisfactory to the Chief Executive Officer of the Company and the Company (as per Section 2(a) of the Reserve Agreement concurrent with “Change in Control Agreements”, dated January 11, 2019). At March 31, 2020, 315,949 shares of common stock remain available under this reserve category.

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

Continuing Operations Share Reserve

500,000 shares of the Company’s common stock were reserved as per Section 2(c) to be sold at a price, not less than $0.25 per share in periodic Private Placements, (as per Section 2(a) of the Reserve Agreement concurrent with “Change in Control Agreements”, dated January 11, 2019). At March 31, 2020, 185,063 shares of common stock remain available under this reserve category.

Final Adjustment for Liabilities Eliminated by Settlement Reserve

On October 9, 2019, the Company and its Chief Executive Officer entered into Amendment No. 1 to the original Reserve Agreement dated January 11, 2019, to extend the date whereby the Company is able to eliminate the above-mentioned liabilities from July 11, 2019 to March 31, 2020. In the event the Company is not able to eliminate the above-mentioned liabilities, or the cost to do so requires more than the funding provided by the Warrant Cap pertaining to Warrants to be issued to Mr. Bhatnagar, the Settlement Reserve shares shall be increased by that number of shares at $0.25, which equals the amount of the remaining liabilities. Amendment No. 1 to the original Reserve Agreement expired with no further amendment.

Series A Preferred Stock

On January 11, 2019, the Company issued 1,000 shares of Series A Preferred Stock to Mr. Bhatnagar as the Company’s new President and Chief Executive Officer, to effectuate voting control of the Company pursuant to the terms of the Transition Agreement. The Series A Preferred shares were recorded at par value, are not tradeable, and have a nominal liquidation value.

mPHASE TECHNOLOGIES, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

NOTE 11: RELATED PARTY TRANSACTIONS

Microphase Corporation

At March 31, 2020, the Company owed $32,545 to Microphase for previously leased office space at its Norwalk location and for certain research and development services and shared administrative personnel from time to time, all through December 31, 2015.

Former Director

During September 2018, a former outside director converted $130,733 of his note payable and accrued interest and $186,000 of accrued fees into an aggregate of 642,203 shares of common stock.

During the nine months ended March 31, 2020 and 2019, the Company recorded $0 and $1,931 of accrued interest.

Transactions With Officers

At various points during past fiscal years certain officers and former officers of the Company provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of these notes accrue interest at the rate of 6% per annum, and are payable on demand. During the nine months ended March 31, 2020 and 2019, the officers and former officers advanced $48,052 and $53,712 to provide working capital to the Company and $3,625 and $38,545 has been charged for interest on loans from officers and former officers.

At March 31, 2020 and June 30, 2019, these outstanding notes including accrued interest totaled $77,591 and $58,165, respectively. At March 31, 2020, these promissory notes are not convertible into shares of the Company’s common stock.

During the nine months ended March 31, 2019, three former officers of the Company, Mr. Biderman as a former outside director, and certain strategic consultants, who provided services to the Company, received a total of 1,150,000 shares of common stock, which were valued at $0.50 or $575,000, based on the closing price of the Company’s common stock on September 24, 2018, and was included in accrued expenses at June 30, 2018.

During the nine months ended March 31, 2020, the Company incurred $15,500 of expense related to legal and consulting services provided by Mr. Smiley, the Company’s former Chief Financial Officer and legal counsel. During October 2019, the entire balance of $15,500 was converted into 62,000 shares of common stock.

Office Lease

Effective May 1, 2019, the Company relocated its corporate office to 9841 Washingtonian Blvd., Suite 390, Gaithersburg, MD 20878, and incurs rent expense of $1,350 per month, which is payable to a related party. The lease term with the related party is a month-to-month arrangement.

mPHASE TECHNOLOGIES, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

NOTE 12: COMMITMENTS AND CONTINGENCIES

Commitments

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

Contingencies

Judgment Settlement Agreement

Effective December 10, 2018, the Company entered into a “Judgment Settlement Agreement” to satisfy in full the Forbearance Agreement with Fife that was previously in effect. As a result, under the Judgment Settlement Agreement, no shares of the Company’s common stock are issuable or eligible to be converted into. Under the terms of the Judgment Settlement Agreement, the Company is required to pay $15,000 per month from January 15, 2019 through and including February 15, 2020, with a final payment of $195,000 due and payable in March of 2020. The Company made all required payments with the exception of the final payment of $195,000 which was due and payable in March of 2020. The Company and Fife are negotiating a structure whereby the Company will be able to make the final payment of $195,000, which may include additional consideration depending upon the timing of when the final payment is made. The Company expects to repay Fife the agreed upon balance due as quickly as possible based upon its available capital. The ultimate final payment amount is expected to be less than the liability balance of $762,921 presented as liabilities in arrears – judgement settlement agreement on the consolidated balance sheets (see Note 7).

Amounts Contingent upon Certain Terms of Change in Control Agreements Effective January 11, 2019

To the extent Company does not eliminate the certain liabilities by March 31, 2020, the Warrant Cap pertaining to Warrants to be issued to Mr. Bhatnagar, the Settlement Reserve shares shall be increased by that number of shares at $0.25, which equals the amount of the remaining liabilities. Amendment No. 1 to the original Reserve Agreement expired with no further amendment.

The Change in Control Agreements, effective January 11, 2019, also have certain provisions that may accelerate the warrant “earn out” formula contained in the Transition Agreement. As of March 31, 2020, all available warrants to be earned by the Chief Executive Officer have been earned.

mPHASE TECHNOLOGIES, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

NOTE 13: DISCONTINUED OPERATIONS

The Company has classified the operating results and associated assets and liabilities from its Jump line of products, which ceased generating material revenue during the first quarter of fiscal year 2017, as discontinued operations in the consolidated financial statements for the nine months ended March 31, 2020 and 2019.

The assets and liabilities associated with discontinued operations included in our consolidated balance sheets were as follows:

	March 31, 2020			June 30, 2019
	Discontinued	Continuing	Total	Discontinued	Continuing	Total
Assets
Current Assets
Cash	$-	$8,054	$8,054	$-	$33,996	$33,996
Accounts receivable, net	-	6,409,386	6,409,386	-	2,526,155	2,526,155
Prepaid expenses	-	437	437	-	8,280	8,280
Other assets	-	227,486	227,486	-	-	-
Total Current Assets	-	6,645,363	6,645,363	-	2,568,971	2,568,971
Property and equipment, net	-	10,678	10,678	-	11,048	11,048
Goodwill	-	6,020	6,020	-	6,020	6,020
Intangible asset - purchased software, net	-	2,117,009	2,117,009	-	3,025,801	3,025,801
Other assets	-	12,792	12,792	-	3,058	3,058
Total Assets	$-	$8,791,862	$8,791,862	$-	$5,614,898	$5,614,898

Liabilities
Current Liabilities
Accounts payable	$82,795	$3,560,910	$3,643,705	$82,795	$366,274	$449,069
Accrued expenses	-	796,434	796,434	-	3,368,801	3,368,801
Contract liabilities	-	170,449	170,449	-	-	-
Due to related parties	-	88,907	88,907	-	65,459	65,459
Notes payable to officers	-	26,420	26,420	-	25,251	25,251
Convertible notes payable, net	-	253,712	253,712	-	2,351	2,351
Liabilities in arrears with convertible features	-	109,000	109,000	-	109,000	109,000
Liabilities in arrears - judgement settlement agreement (Note 7)	-	762,921	762,921	-	855,660	855,660
Derivative liability	-	343,193	343,193	-	133,669	133,669
Total Current Liabilities	$82,795	$6,111,946	$6,194,741	$82,795	$4,926,465	$5,009,260

mPHASE TECHNOLOGIES, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

NOTE 13: DISCONTINUED OPERATIONS (continued)

For the three and nine months ended March 31, 2020, there were no revenue or expenses associated with discontinued operations included in our consolidated statements of operations. For the three and nine months ended March 31, 2019, the revenue and expenses associated with discontinued operations included in our consolidated statements of operations were as follows:

	For The Three Months Ended
	March 31, 2019
	Discontinued	Continuing	Total
Revenue	$-	$-	$-
Cost of revenue	-	-	-
Gross Profit	-	-	-
Operating Expenses:
Software development costs	-	-	-
General and administrative	-	1,422,737	1,442,737
Total Operating Expenses	-	1,422,737	1,442,737
Operating loss	-	(1,422,737)	(1,422,737)
Other Income (Expense):
Interest expense	(3,805)	(14,027)	(17,832)
Amortization of debt discount	-	(1,843)	(1,843)
Total Other Income (Expense)	(3,805)	(15,870)	(19,675)
Income (loss) before income taxes	(3,805)	(1,438,607)	(1,442,412)
Income taxes	-	-	-
Net loss	$(3,805)	$(1,438,607)	$(1,442,412)

	For The Nine Months Ended
	March 31, 2019
	Discontinued	Continuing	Total
Revenue	$-	$-	$-
Cost of revenue	-	-	-
Gross Profit	-	-	-
Operating Expenses:
Software development costs	-	-	-
General and administrative	-	1,541,960	1,541,960
Total Operating Expenses	-	1,541,960	1,541,960
Operating loss	-	(1,541,960)	(1,541,960)
Other Income (Expense):
Interest expense	(27,245)	(147,936)	(175,181)
Amortization of debt discount	-	(7,976)	(7,976)
Gain on extinguishment of debts	12,532	16,279	28,811
Total Other Income (Expense)	(14,713)	(139,633)	(154,346)
Loss before income taxes	(14,713)	(1,681,593)	(1,696,306)
Income taxes	-	-	-
Net loss	$(14,713)	$(1,681,593)	$(1,696,306)

NOTE 14: SUBSEQUENT EVENTS

Subsequent to March 31, 2020, an aggregate of $114,428 of principal, accrued interest, and fees have been converted into 815,500 shares of the Company’s common stock.

Subsequent to March 31, 2020, the Company entered into an Asset Purchase Agreement (“APA”) to acquire CloseComms Limited (“CloseComms”), a United Kingdom based company with offices in Wales (U.K.) and California (U.S.), that has developed a patented, software application platform that can be integrated into a retail customer’s existing Wi-Fi infrastructure, giving the retailer important customer data and enabling AI-enhanced, targeted promotions to drive store traffic and sales. Pursuant to the terms of the APA, the Company acquired all of the assets owned, used, or held by CloseComms in connection with the Business (as defined within the APA), other than Excluded Assets (as defined within the APA), and assuming certain specified liabilities of the Business, in exchange for 2,666,666 restricted shares of the Company’s common stock.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these unaudited consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, potential impairment of intangible assets, accrued liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in Note 3 above and the Company’s Annual Report on Form 10-K as filed with the SEC on October 15, 2019 are those that depend most heavily on these judgments and estimates. As of March 31, 2020, there had been no material changes to any of the critical accounting policies contained therein.

Results of Operations

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Continuing Operations

Revenue

Our revenue increased to $7,556,507 for the three months ended March 31, 2020, compared to $0 for the three months ended March 31, 2019. The increase is the result of expanding upon a new customer agreement entered into during the fourth quarter of fiscal year 2019. Such new customer agreement accounted for 100% of our total revenue during the three months ended March 31, 2020, resulting in a significant risk of customer concentration.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cost of Revenue

Cost of revenue totaled $5,624,876 for the three months ended March 31, 2020, compared to $0 for the three months ended March 31, 2019. The increase is the result of generating the increased revenue.

Operating Expenses

Our operating expenses, which include software development costs, salaries and benefits, stock-based compensation, legal and professional fees, and general and administrative expenses decreased to $711,459 for the three months ended March 31, 2020, compared to $1,422,737 for the three months ended March 31, 2019, a decrease of $711,278 or 50%. The decrease is primarily due to stock-based compensation expense related to the Company’s Chief Executive Officer, partially offset by an increase in general and administrative expenses related to the salary of the new Chief Financial Officer, coupled with increased operating expenses to support the increased operations of the business.

Other (Expense) Income

Our other income increased by $187,838 for the three months ended March 31, 2020. The increase is primarily the result of a gain on the change in fair value of derivative liability associated with the convertible promissory notes, partially offset by increases in amortization related to the convertible promissory notes and interest expense.

Net Income from Continuing Operations

We had net income from continuing operations of $1,392,140 for the three months ended March 31, 2020, compared to a net loss of $1,438,607 for the three months ended March 31, 2019, an increase of $2,830,747. The increase in net income is primarily driven by the increases in gross profit and other income, coupled with the decrease in operating expenses, as disclosed above.

Discontinued Operations

For the three months ended March 31, 2020, there are no revenue, cost of revenue, operating expenses, other income (expense), or net income from discontinued operations. For the three months ended March 31, 2019, loss from discontinued operations was $3,805.

Nine months ended March 31, 2020 compared to nine months ended March 31, 2019

Continuing Operations

Revenue

Our revenue increased to $22,688,086 for the nine months ended March 31, 2020, compared to $0 for the nine months ended March 31, 2019. The increase is the result of expanding upon a new customer agreement entered into during the fourth quarter of fiscal year 2019. Such new customer agreement accounted for 100% of our total revenue during the nine months ended March 31, 2020, resulting in a significant risk of customer concentration.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cost of Revenue

Cost of revenue totaled $16,955,320 for the nine months ended March 31, 2020, compared to $0 for the nine months ended March 31, 2019. The increase is the result of generating the increased revenue.

Operating Expenses

Our operating expenses, which include software development costs, salaries and benefits, stock-based compensation, legal and professional fees, and general and administrative expenses increased to $20,685,547 for the nine months ended March 31, 2020, compared to $1,541,960 for the nine months ended March 31, 2019, an increase of $19,143,587. The increase is primarily due to stock-based compensation expense related to the Company’s Chief Executive Officer and Chief Financial Officer, an increase in general and administrative expenses related to salaries of the new Chief Executive Officer and Chief Financial Officer, coupled with increased operating expenses to support the increased operations of the business, partially offset by lower expenses from prior officers for services rendered.

On a comparative, proforma basis, excluding non-cash stock-based compensation expense related to the Company’s Chief Executive Officer and Chief Financial Officer, our operating expenses increased to $4,369,203 for the nine months ended March 31, 2020, compared to $231,511 for the nine months ended March 31, 2019, an increase of $4,137,692. The increase is primarily due to increased operating expenses to support the increased operations of the business, partially offset by lower expenses from prior officers for services rendered.

Other (Expense) Income

Our other income increased by $244,279, or 175%, for the nine months ended March 31, 2020. The increase is primarily the result of a gain on the change in fair value of derivative liability associated with the convertible promissory notes, partially offset by increases in amortization related to the convertible promissory notes and interest expense.

Net Loss from Continuing Operations

We had a net loss from continuing operations of $14,848,135 for the nine months ended March 31, 2020, compared to a net loss of $1,681,593 for the nine months ended March 31, 2019, an increase of $13,166,542. The increase in net loss is primarily driven by the increase in operating expenses and other expense, partially offset by the increase in gross profit, as disclosed above.

On a comparative, proforma basis, excluding non-cash stock-based compensation expense related to the Company’s Chief Executive Officer and Chief Financial Officer, we generated net income from continuing operations of $1,468,209 for the nine months ended March 31, 2020, an increase of $1,839,353. The increase in proforma net income is primarily driven by the increase in gross profit, partially offset by increases in operating expenses and other expense.

Discontinued Operations

For the nine months ended March 31, 2020, there are no revenue, cost of revenue, operating expenses, other income (expense), or net income from continuing operations. For the nine months ended March 31, 2019, loss from discontinued operations was $14,713.

Liquidity and Capital Resources

At March 31, 2020, we had $8,054 of cash and a working capital surplus of $450,622 as compared to cash of $33,996 and a working capital deficit of $2,440,289 at June 30, 2019.

Net cash used in operating activities of continuing operations was $1,139,499 for the nine months ended March 31, 2020 as compared to $118,315 for the nine months ended March 31, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net cash used in investing activities of continuing operations was $553 for the nine months ended March 31, 2020 as compared to no net cash used in or provided by investing activities of continuing operations for the nine months ended March 31, 2019.

We have financed our operations since inception primarily through proceeds from equity and debt financings. During the nine months ended March 31, 2020, net cash provided by financing activities of continuing operations was $988,800, as compared to $174,454 during the nine months ended March 31, 2019. Our continued operations primarily depend upon our ability to raise additional capital from various sources including equity and debt financings, as well as our revenue derived from operations. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs or will be on favorable terms. Based on our current plans, we believe that our cash provided from the above sources may not be sufficient to enable us to meet our planned operating needs for the next twelve months.

We believe that private placements of our common stock and convertible debt to be issued from time to time will fund our short-term capital needs. At March 31, 2020, we had 100,000,000 authorized shares of common stock of which 13,486,040 shares were issued, 13,312,314 shares were outstanding, and 173,726 shares were to be issued.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020 to determine whether the Company’s disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

The disclosure below expands a number of the risk factors set forth in “Item 1.A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 to disclose the potential effects of the Coronavirus pandemic on the Company’s business. These risks and uncertainties, along with those previously disclosed in the Annual Report, could materially adversely affect our business or financial results.

General Risks Relating to our Business

Global or regional health pandemics or epidemics, including COVID-19, could negatively impact our business operations, financial performance and results of operations.

Our business and financial results could be negatively impacted by the recent outbreak of COVID-19 or other pandemics or epidemics. The severity, magnitude and duration of the current COVID-19 pandemic is uncertain, rapidly changing and hard to predict. During 2020, COVID-19 has significantly impacted economic activity and markets around the world, and it could negatively impact our business in numerous ways, including but not limited to those outlined below:

●	Purchasing power of consumers may be reduced thereby affecting demand for our products and services.

●	Decreased demand for our products and services due to significant capital constraints as a result of COVID-19 and the macro-economic environment.

●	Disruptions or uncertainties related to the COVID-19 outbreak for a sustained period of time could result in delays or modifications to our strategic plans and initiatives and hinder our ability to achieve our business objectives.

●	Illness, travel restrictions or workforce disruptions could negatively affect our business processes.

●	Government or regulatory responses to pandemics could negatively impact our business. Mandatory lockdowns or other restrictions could materially adversely impact our operations and results.

●	The COVID-19 outbreak has increased volatility and pricing in the capital markets and volatility is likely to continue which could have a material adverse effect on our ability to obtain debt or equity financing to fund operations.

These and other impacts of the COVID-19 or other global or regional health pandemics or epidemics could have the effect of heightening many of the other risks described in this “Risk Factors” section. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. The ultimate impact of these disruptions also depends on events beyond our knowledge or control, including the duration and severity of any outbreak and actions taken by parties other than us to respond to them. Any of these disruptions could have a negative impact on our business operations, financial performance and results of operations, which impact could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All proceeds received from the following financings were used by the Company for working capital needs.

During the nine months ended March 31, 2020, the Company issued 997,577 shares of its common stock in connection with private placements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, raising gross proceeds of $347,000.

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
May 20, 2020

/s/ Christopher Cutchens
Christopher Cutchens
Chief Financial Officer (Principal Financial and Accounting Officer)
May 20, 2020

