Form 10-K
period 2020-06-30
MPHASE TECHNOLOGIES INC
filed 2021-01-05
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________

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

[  ] Yes [X] No

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of December 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6.7 million.

As of January 1, 2021, 75,763,376 shares of common stock were outstanding.

Documents Incorporated by Reference: None

mPhase Technologies, Inc.

Form 10-K

ii

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “will,” “might,” “projects,” “expects,” “plans,” “believes,” “anticipates,” “targets,” “intends,” “hopes,” “aims,” “can,” “should,” “could,” “would,” “goal,” “potential,” “approximately,” “estimate,” “pro forma,” “continue” or “pursue” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing.

These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and the other documents referred to and relate to a variety of matters, including, but not limited to, other statements that are not purely statements of historical fact. These forward-looking statements are made on the basis of the current beliefs, expectations and assumptions of management, are not guarantees of performance and are subject to significant risks and uncertainty. These forward-looking statements should not be relied upon as predictions of future events and mPhase Technologies, Inc. (the “Company”) cannot assure you that the events or circumstances discussed or reflected in these statements will be achieved or will occur. Furthermore, if such forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by the Company or any other person that the Company will achieve its objectives and plans in any specified timeframe, or at all.

These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Company disclaims any obligation to publicly update or release any revisions to these forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events, except as required by law.

PART I

Throughout this Annual Report on Form 10-K, the “Company,” “mPhase,” “we,” “us,” and “our” refers to mPhase Technologies, Inc. and its subsidiaries.

ITEM 1. BUSINESS

General Description of the Business

mPhase Technologies, Inc. (“mPhase” or the “Company”) is a publicly-held New Jersey corporation which was organized on October 2, 1996. The Company has over 23,000 shareholders and 19,174,492 shares of common stock outstanding at June 30, 2020. The Company’s common stock is traded on the OTCQB under the ticker symbol XDSL. The Company is headquartered in Gaithersburg, Maryland. The Company employs ninety full-time employees, two of which are officers of the Company and twelve part-time consultants, eleven of which provide technology platform development services and one that provides accounting services. Subsidiary companies in India employ a total of 40 software engineers and data analysis experts.

As of January 11, 2019, the Company underwent a major change in management and control. The Company entered into an Employment Agreement with Mr. Anshu Bhatnagar to become the new President and Chief Executive Officer and a Director of the Company. Mr. Bhatnagar is also the President and CEO of Verus International, Inc. (ticker symbol “VRUS”) a publicly-held company. Mr. Bhatnagar replaced Mr. Ronald Durando who resigned as CEO. Mr. Durando remained a Director of the Company until his resignation from such position effective March 20, 2019. Effective January 11, 2019 all of the other prior Officers and Directors of the Company resigned their respective positions. On January 28, 2019, Mr. Smiley, the former CFO of the Company, was reappointed as interim CFO and on June 6, 2019, Mr. Smiley resigned as CFO of the Company and was replaced by Christopher Cutchens. Under the terms of Mr. Bhatnagar’s Employment Agreement, he will receive a base salary of $275,000 per annum and was granted 2,620,899 shares of Common Stock, representing 20% of the Company’s Common Stock then outstanding at January 11, 2019. In addition, Mr. Bhatnagar, pursuant to the terms of a Transition Agreement shall earn the right to be issued 4% of additional shares of the Company’s Common Stock for each $1 million of gross revenue generated by the Company. Once the Company has achieved gross revenue of not less than $15,000,000 or is up-listed to a National Securities Exchange, Mr. Bhatnagar will have earned the remaining amount of the Company’s Common Stock not to exceed 80% of the shares outstanding at January 11, 2019 as adjusted for the Reverse Split of the Company’s Common Stock as described below. As of December 31, 2019, the Company achieved gross revenue in excess of $15,000,000 and Mr. Bhatnagar earned the remaining maximum amount of the Company’s Common Stock in accordance with the terms of the Transition Agreement.

The new management of the Company is positioning the Company to become a leader in software relating to artificial intelligence and machine learning while pursuing a more rapid commercial development of its patent portfolio and other intellectual property. Artificial Intelligence is just simple math executed on an enormous scale. The more calculations a system can process, the more possible it is for that system to emulate human-like cognitive abilities. With the advent of cloud infrastructure, GPU-accelerated processing and deep learning architectures, it is now commercially viable to perform this math at such speeds and efficiency that Artificial Intelligence (human-like cognitive abilities) can be embedded directly into business operations, platform architectures, business services and customer experiences. The goal is to generate a faster growth of revenues for the Company.

On February 4, 2019, the Company announced the formation of mPhase Technologies India, Pvt, Ltd to focus on software and technology development for new and existing projects. On February 6, 2019, the Company announced that it has commenced discussions with a global pharmaceutical company to explore the use of mPhase’s “Smart Surface” technology for transdermal drug delivery. mPhase’s current technology uses electronic or other external stimulus to dispense an unattended, predetermined quantity of drug or medical agent through a smart surface membrane. On February 19, 2019, the Company announced and began assembling a team in India of highly qualified software and technology experts in the fields of artificial intelligence and machine learning to work as part of its newly formed “Center of Excellence” India division.

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

On June 30, 2019, the Company entered into a Share Purchase Agreement (“SPA”) to acquire a controlling interest in Alpha Predictions, LLP, (“Alpha Predictions”) an India-based technology company. Alpha Predictions had 15 professionals comprised of a team of data specialists who developed a suite of commercial data analysis products for use across multiple industries. The product offering included software covering eight categories: inventory, stock management, marketing optimization, sentiment analysis, customer segmentation and behavior, agro-tech image detection, electrocardiogram automation, and a recommendation engine with multiple uses.

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

On May 11, 2020, the Company entered into an Asset Purchase Agreement to acquire all assets owned, used or held in connection with the business, other than excluded assets and assumed certain liabilities of CloseComms Limited (“CloseComms”). The most substantial acquired asset was a patented, software application platform that can be integrated into a retail customer’s existing Wi-Fi infrastructure, giving the retailer important customer data and enabling AI-enhanced, targeted promotions to drive store traffic and sales. Other acquired assets included cash and computer and office equipment, while assumed liabilities included certain compensation related liabilities attributed to engaging the operational team on a consulting basis for a minimum of one (1) year.

On June 10, 2020, the Company’s Board of Directors approved the filing of an amendment (the “Amendment”) to the Company’s Certificate of Incorporation to increase the authorized shares of common stock from 100 million shares to 250 million shares pursuant to Section 14A:7-2(4) of the Business Corporation Law of the State of New Jersey. The Amendment was filed with the State of New Jersey on July 14, 2020.

On July 15, 2020, the Company entered into an exchange agreement (the “Exchange Agreement”) with its Chief Executive Officer (“Holder”), whereby earned and issued warrants to purchase 37,390,452 shares of the Company’s Common Stock (the “Cancelled Warrants”) pursuant to the terms of that certain Transition Agreement (the “Transition Agreement”) and Warrant Agreement (the “Warrant Agreement”) each between the Company and Holder and dated as of January 11, 2019 were forfeited and exchanged for (i) 37,390,452 shares of the Company’s Common Stock (the “Shares”) and (ii) the cancellation and termination of the Transition Agreement and Warrant Agreement. The Cancelled Warrants had an exercise price of $0.50 per share and were not subject to expiration. Such Exchange Agreement is intended to make the Company’s capitalization more attractive to potential investors and to remove the uncertainty associated with any future grants of warrants under the Transition Agreement and Warrant Agreement, although there can be no assurance of any future investments on terms that are attractive to the Company, or at all. Immediately prior to the Company’s entry into the Exchange Agreement, it was determined that 5,650,708 additional warrants (the “Additional Warrants”) to purchase the Company’s Common Stock were due to and issued to the Holder in accordance with the terms and conditions of the Transition Agreement as the Transition Agreement required certain liabilities to be eliminated by the prior management team within six months of the Transition Agreement’s effective date of January 11, 2019. However, the Additional Warrants were immediately cancelled and terminated with the intention of mitigating potential liabilities arising from certain issuances of the Company’s Common Stock below the minimum price of $0.50 per share as stated within the Transition Agreement.

On August 3, 2020, the Company’s Board of Directors approved the filing of an amendment (the “Amendment”) to the Company’s Certificate of Incorporation to increase the authorized shares of common stock from 250 million shares to 500 million shares pursuant to Section 14A:7-2(4) of the Business Corporation Law of the State of New Jersey. The Amendment was filed with the State of New Jersey on August 4, 2020.

Description of Operations

Platform Technology

Artificial Intelligence and Machine Learning

Through its acquisition of Alpha Predictions located in India, the Company acquired a team of 15 software engineers and data analysis experts capable of enabling the Company to provide products in the artificial intelligence and machine learning areas. Additionally, through its recent transaction with CloseComms, the Company has contracted with 11 software engineer consultants enabling the Company to provide retail customers important customer data while enabling AI-enhanced, targeted promotions to drive store traffic and sales. The Company has in place and is developing proprietary software to enable customers to enhance their business capabilities by providing sophisticated digital analysis of large volumes of data to provide sophisticated solutions to complex problems.

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

Applications

Artificial Intelligence and Machine Learning

The Company has recently acquired technologies focused on artificial intelligence and machine learning. The related proprietary software enable customers to enhance their business capabilities by providing sophisticated digital analysis of large volumes of data to provide sophisticated solutions to complex problems. The current product offering includes a Learning Management System (“LMS”) platform that allows customers to customize their training and become embedded on the platform and a patented, software application platform that can be integrated into a retail customer’s existing Wi-Fi infrastructure, giving the retailer important customer data and enabling AI-enhanced, targeted promotions to drive store traffic and sales

Smart Surfaces and NanoBattery

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

Strategic Alliances

Artificial Intelligence and Machine Learning

The Company has contracts with three separate customers to provide, including but not limited to, software, training, and support services as required. The contracts provide for initial revenue streams as well as subsequent revenue for training, support, updates and maintenance services as provided.

Smart NanoBattery

The Company continued during 2020, together with Picatinny Arsenal, to jointly seek federal funding under SBIR grants to develop additional new products for military small munitions applications. The Company has a strong historic cooperative relationship for product development and testing with Picatinny Arsenal having entered into 3 CRADA’s (Cooperative Research Agreements) with this small munitions testing facility of the U.S. Army The Company seek opportunities with various potential academic partners to obtain further STTR grants for new product research and development.

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

Products and Services

Since its inception in 1996, the Company has been focused on the development of intellectual property involving high technology innovative solutions and products with high-growth potential. The Company has previously served as an incubator for exploratory research and initial development for products that are best characterized as having a high risk/high reward profile since they involve exploratory research to achieve significant scientific breakthroughs from existing products that can have a substantial economic impact and benefit upon successful commercialization. Since January 11, 2019, the new management of the Company has shifted the focus to the rapid expansion of profit centers centered around the rapid creation, either by acquisition or fast development of software platforms that will enable the Company to generate revenue from artificial intelligence and machine learning technologies.

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

Outsourcing

Research and Development

The Company has historically practiced an outsourcing model whereby it contracts with third party vendors to perform research and development rather than performing the bulk of these functions internally. From February of 2004 through March of 2007, the Company engaged Lucent/Bell Labs (now Nokia) to develop, using the science of nanotechnology, micro power cell arrays creating a structure for zinc batteries that separated the chemicals or electrolytes prior to initial activation. This was done by suspending on nano grass or small spoke-like pieces of silicon a liquid electrolyte taking advantage of a superhydrophobic effect that occurs as a result of the ability to manipulate materials of a very small size or less than 1/50,000 the size of a human hair. The Company has, as a result of outsourcing, been able to have access to facilities, equipment and research capabilities that the Company would not be able to develop on its own given the financial resources and time that would be required to build or acquire such research capabilities. The Company has also been able to achieve key strategic alliances with the U.S. Army to successfully test, under military combat conditions, its SmartBattery design, leading to further validation of its path to product development under a Cooperative Research and Development Agreement (CRADA). In addition, the Company has formed a relationship with Energy Storage Research Group, a center of excellence at Rutgers University, in New Jersey, that has enabled the Company to expand its battery development from a zinc to a lithium battery capable of delivering significantly more power. During fiscal years 2009 and 2010, the Company outsourced considerable foundry work for final development of the Smart NanoBattery to Silex, a Swedish company.

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

Commencing in fiscal year ended June 30, 2013, the Company has limited product development of its Smart NanoBattery in order to conserve resources. The Company continues through the fiscal year ended June 30, 2020, to protect its intellectual property with respect to the Smart NanoBattery through active management of its patent portfolio.

Patents and Licenses

The Company has filed and intends to file United States patents and/or copyright applications relating to some of our proposed products and technologies, either with our collaborators, strategic partners or on our own. There can be no assurance however, that any of the patents obtained will be adequate to protect our technologies or that we will have sufficient resources to enforce our patents.

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

The Company has intellectual property as follows:

Artificial Intelligence and Machine Learning:

The Company is evaluating various aspects of its artificial intelligence and machine learning technologies and will file for protective patents and maintain existing patents as determined appropriate.

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

In order to conserve financial resources, the Company did not file for patent protection on any additional technology or products during the fiscal year ended June 30, 2020. As of the date hereof, the Company has rights under the following patents:

File Number	Invention Title	Filing Date	Issue Date	Patent Number	Patent Office
ALWA-001	Battery System	3/20/2008	9/20/2011	8,021,773	United States
ALWA-004	Tunable Liquid Microlens With Lubrication Assisted Electrowetting	9/13/2001	4/8/2003	6,545,815	United States
ALWA-005	Method And Apparatus For Controlling Friction Between A Fluid And A Body	8/27/2003	1/2/2007	7,156,032	United States
ALWA-006	Electrowetting Battery Having A Nanostructured Electrode Surface	11/18/2003	6/5/2007	7,227,235	United States
ALWA-007	Method And Apparatus For Controlling The Flow Resistance Of A Fluid On Nanostructured Or Microstructured Surfaces	9/30/2003	2/28/2012	8,124,423	United States
ALWA-009	Structured Membrane With Controllable Permeability	7/28/2006	4/13/2010	7,695,550	United States
ALWA-010	End Of Life Cycle, Nanostructured Battery	3/18/2004	11/17/2009	7,618,746	United States
ALWA-011	Adjustable Barrier For Regulating Flow Of A Liquid	8/10/2007			United States
ALWA-012	Event Activated Micro Control Devices	8/10/2007			United States
ALWA-013	Combined Wetting/Non-Wetting Element For Low and High Surface Tension Liquids	1/25/2008			United States
ALWA-014	Device For Fluid Spreading And Transport	1/25/2008	5/7/2013	8,435,397	United States
ALWA-017	Electrical Device Having A Reserve Battery Activation System	9/2/2009			United States
ALWA-019	Modular Device	9/2/2009	1/1/2013	8,344,543	United States
ALWA-022	Reserve Battery	7/8/2009			United States
ALWA-029	Portable Battery Booster	9/17/2010			United States
ALWA-034	Reserve Battery System	3/2/2010	2/12/2013	8,372,531	United States
ALWA-038	Adjustable Barrier for Regulating Flow of a Liquid	3/10/2010
*ALWA-043	Combined Wetting/Non-Wetting Element For Low and High Surface Tension Liquids (SOUTH KOREA)	8/18/2010			SOUTH KOREA
ALWA-046	Adjustable Barrier For Regulating Flow Of A Liquid				United States
ALWA-047	Drug Delivery System	2/11/2013	4/19/2016	9,314,571	United States

We also rely on unpatented proprietary technology, and we can make no assurance that others may not independently develop the same or similar technology or otherwise obtain access to our unpatented technology.

Research and Development

Artificial Intelligence and Machine Learning

With the acquisition of Alpha Predictions and expansion of its development team located in India, the Company is able to offer a multitude of services through the use of data analysis. Our team uses its corporate and business level consulting expertise to support and enhance the growth of promising enterprises. Our research team uses the holistic approach that encompasses multiple facets of a business and has developed a unique approach to problem solving that is time tested. As consulting is multidisciplinary, our team is comprised not only of data analysts but also financial analysts and domain experts allowing us to provide a highly sophisticated digital analysis capability to our business clients. The Company is able to leverage its personnel and their expertise to develop new proprietary software platforms for data analysis derived from its present experience and expertise gained in servicing its present customer base.

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

Employees

The Company currently employs ninety full-time employees, two of which are officers of the Company, and twelve part-time consultants, eleven of which provide technology platform development services and one that provides accounting services. Subsidiary companies in India employ a total of 40 software engineers and data analysis experts.

ITEM 1A. RISK FACTORS

An investment in our securities involves significant risks. Before deciding to invest in our securities, you should carefully consider each of the following risk factors and all of the other information set forth in this Annual Report on Form 10-K. Our business and results of operations could be seriously harmed by any of the following risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the value and trading price of our common stock could decline, and you may lose all or part of your investment.

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

Our business and financial results could be negatively impacted by the recent outbreak of COVID-19 or other pandemics or epidemics. The severity, magnitude and duration of the current COVID-19 pandemic is uncertain, rapidly changing and hard to predict. During 2020, COVID-19 has significantly impacted economic activity and markets around the world, and it could negatively impact our business in numerous ways, including but not limited to those outlined below:

●	Purchasing power of consumers may be reduced thereby affecting demand for our products and services;
●	Decreased demand for our products and services due to significant capital constraints as a result of COVID-19 and the macro-economic environment;
●	Disruptions or uncertainties related to the COVID-19 outbreak for a sustained period of time could result in delays or modifications to our strategic plans and initiatives and hinder our ability to achieve our business objectives;

●	Illness, travel restrictions or workforce disruptions could negatively affect our business processes;
●	Government or regulatory responses to pandemics could negatively impact our business. Mandatory lockdowns or other restrictions could materially adversely impact our operations and results; and
●	The COVID-19 outbreak has increased volatility and pricing in the capital markets and volatility is likely to continue which could have a material adverse effect on our ability to obtain debt or equity financing to fund operations.

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

We have had net losses of approximately $227,727,420 since our inception in 1996 and cannot be certain when or if we will ever be profitable. If we continue to incur losses as we have in the past, investors may not receive any return on their investment and may lose their entire investment. Our prospects must be considered speculative in light of the risks, expenses and difficulties frequently encountered by companies with new products in their early stages of development, particularly in light of the uncertainties relating to the new, competitive and rapidly evolving markets in which we operate. To attempt to address these risks, we must, among other things, further develop our technologies, products and services, successfully implement our research, development, marketing and commercialization strategies, respond to competitive developments and attract, retain and motivate qualified personnel. A substantial risk is involved in investing in us because, as a company we have fewer resources than an established company, and we may be more vulnerable operationally and financially to external factors beyond our control.

We have had net losses of $14,093,567 and $1,955,161 for the years ended June 30, 2020 and 2019, respectively. If we are unable to achieve profitability, we may be unable to continue our operations.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our consolidated financial statements as of June 30, 2020 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm included in its opinion for the year ended June 30, 2020 an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, reduce expenditures and to generate significant revenue. Our consolidated financial statements as of June 30, 2020 did not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by our independent registered public accounting firm, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances.

We will require additional financing in the future to fund our operations which may cause dilution to our existing stockholders or restrict our operations.

We will need additional capital in the future to continue to execute our business plan. Therefore, we will be dependent upon additional capital in the form of either debt or equity to continue our operations. At the present time, we do not have arrangements to raise all of the needed additional capital, and we will need to identify potential investors and negotiate appropriate arrangements with them. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of such financings may include liquidation or other preferences, anti-dilution rights, and other provisions that may adversely affect the rights of our stockholders, including rights, preferences and privileges that are senior to those of our holders of common stock in the event of a liquidation. In addition, debt financing, if available, could include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, or declaring dividends and may require us to grant security interests in our assets. If we are unable to raise additional capital when required or on acceptable terms we may need to curtail or cease our operations.

Our indebtedness and liquidity needs could restrict our operations and make us more vulnerable to adverse economic conditions.

Our existing indebtedness may adversely affect our operations and limit our growth, and we may have difficulty repaying our debt when due. If market or other economic conditions deteriorate, our ability to comply with covenants contained in our debt instruments may be impaired. If we violate any of the restrictions or covenants set forth in our debt instruments, all or a significant portion of our indebtedness may become immediately due and payable. Our inability to make payments on our indebtedness when due may have a material adverse effect on our operations and financial condition.

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

We depend on one customer and the loss of this customer would have a material adverse effect on our business, financial condition and results of operations.

At June 30, 2020 and 2019, approximately 100% and 99%, respectively, of accounts receivable were concentrated with one customer located outside the United States. For the years ended June 30, 2020 and 2019, approximately 100% and 100%, respectively, of revenue were concentrated with the same customer. The loss of this customer, or a substantial decrease in demand by this customer for our products, would have a material adverse effect on our business, results of operations and financial condition.

We depend on one primary vendor and the loss of this vendor would have a material adverse effect on our business, financial condition and results of operations.

At June 30, 2020 and 2019, approximately 95% and 0%, respectively, of accounts payable were concentrated with one vendor located outside the United States. For the years ended June 30, 2020 and 2019, approximately 100% and 0%, respectively, of cost of revenue were concentrated with the same vendor. The loss of this vendor would have a material adverse effect on our business, results of operations and financial condition.

We operate in a highly competitive industry.

The artificial intelligence and machine learning industry is intensely competitive and consolidation in this industry continues. We face competition in the areas of brand recognition, price, convenience and service. A number of our competitors are larger than us and have substantial financial, marketing and other resources as well as substantial operations. In addition, reduced barriers to entry are creating new competition. Furthermore, in order to protect our existing market share or capture increased market share in this highly competitive environment, we may be required to increase expenditures for advertising and continue to introduce and establish new products. Due to inherent risks in the marketplace associated with advertising and new product introductions, including uncertainties about consumer acceptance, increased expenditures may not prove successful in maintaining or enhancing our market share and could impact our operating results. In addition, we may incur increased credit and other business risks because we operate in a highly competitive environment.

Our nanotechnology competition includes both public and private organizations and collaborations among academic institutions and large companies, most of which have significantly greater experience and financial resources than we do.

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

We depend on certain third parties to assist us in the development of new products, and any failure of those parties to fulfill their obligations could result in costs and delays and prevent us from successfully commercializing our products on a timely basis, if at all.

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

Our strategy for the development, testing and commercialization of certain of our proposed products requires that we enter into collaborations with corporate partners, licensors, licensees and others. Some of these collaborators will be located in India and other countries outside of the United States which pose additional legal and economic risks. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of our partners. Under agreements with collaborators, we may rely significantly on such collaborators to, among other things:

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

We are dependent upon key personnel whose loss may adversely impact our business.

Due to the specialized nature of our business, we are highly dependent on our ability to identify, hire, train and retain highly qualified scientific and technical personnel for the research and development activities we conduct or sponsor. The loss of one or more certain key executive officers, or scientists, would be significantly detrimental to us. In addition, recruiting and retaining qualified scientific personnel to perform research and development work is critical to our success. Our anticipated growth and expansion into areas and activities requiring additional expertise, such as new applications for “smart surfaces”, manufacturing and marketing, will require the addition of new management personnel and the development of additional expertise by existing management personnel. Despite the current economic conditions and job market there is significant competition for qualified personnel in the areas of our present and planned activities, and there can be no assurance that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business. Any difficulties in obtaining and retaining qualified personnel could have a material adverse effect on our results of operation or financial condition.

We may fail to realize all of the anticipated benefits of any entities which we acquire, such benefits may take longer to realize than expected or we may encounter significant difficulties integrating acquired businesses into our operations. If our acquisitions do not achieve their intended benefits, our business, financial condition, and results of operations could be materially and adversely affected.

We believe that businesses we acquire will result in certain benefits, including certain cost synergies and operational efficiencies; however, to realize these anticipated benefits, the businesses we acquire must be successfully combined with our business. The combination of independent businesses is a complex, costly, and time-consuming process that will require significant management attention and resources. The integration process may disrupt the businesses and, if implemented ineffectively, would limit the expected benefits of these acquisitions to us. The failure to meet the challenges involved in integrating acquired businesses and realizing anticipated benefits could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.

The overall integration of acquired businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships, and diversion of management’s attention. The difficulties of combining the operations of companies include, among others:

●	the diversion of management’s attention to integration matters;
●	difficulties in achieving anticipated cost savings, synergies, business opportunities, and growth prospects from the combinations;
●	difficulties in the integration of operations and systems; and
●	conforming standards, controls, procedures, accounting and other policies, business cultures, and compensation structures between the two companies.

Many of these factors are outside of our control and any one of these factors could result in, among other things, increased costs and decreases in the amount of expected revenues, which could materially adversely impact our business, financial condition, and results of operations. In addition, even if we are able to successfully integrate acquired businesses, the full benefits, including the synergies, cost savings, revenue growth, or other benefits that are expected, may not be achieved within the anticipated time frame, or at all. All of these factors could decrease or delay the expected accretive effect of the acquisitions, and negatively impact our business, operating results, and financial condition.

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

Certain parts of our know-how and technology are not patentable. To protect our proprietary position in such know-how and technology, we require all employees, consultants, advisors and collaborators with access to our technology to enter into confidentiality and invention ownership agreements with us. We cannot ensure that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Further, in the absence of patent protection, competitors who independently develop substantially equivalent technology may harm our business.

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

Patent and trade secret protection is critical for the new technologies we utilize, artificial intelligence, machine learning and nanotechnology and microfluidics, as well as the products and processes derived through them. Our success will depend, to a substantial degree, on our ability to obtain and enforce patent protection for our products, preserve any trade secrets and operate without infringing the proprietary rights of others. We cannot assure you that:

●	we will succeed in obtaining any patents in a timely manner or at all, or that the breadth or degree of protection of any such patents will protect our interests;
●	the use of our technology will not infringe on the proprietary rights of others;
●	patent applications relating to our potential products or technologies will result in the issuance of any patents or that, if issued, such patents will afford adequate protection to us or not be challenged, invalidated or infringed;
●	patents will not issue to other parties, which may be infringed by our potential products or technologies; and
●	we will continue to have the financial resources necessary to prosecute our existing patent applications, pay maintenance fees on patents and patent applications, or file patent applications on new inventions.

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

We believe that our intellectual property with respect to our Smart NanoBattery, our proprietary rights with respect to the Company’s permeable membrane design consisting of both micro and nano scale silicon features that are coated with a monolayer chemistry used to repel liquids, and our recent entry into the area of artificial intelligence and machine learning are critical to our future success. The Company’s current battery related patent portfolio consists of Smart Surfaces technologies. Our pending patent applications may never be granted for various reasons, including the existence of conflicting patents or defects in our applications. Even if additional U.S. patents are ultimately granted, there are significant risks regarding enforcement of patents in international markets. There are many patents being filed as the science of nanotechnology develops and the Company has limited financial resources compared to large, well established companies to bring patent litigation based upon claims of patent infringement.

In the event litigation over patent matters with one or more of our competitors arise, we could incur substantial litigation or interference costs in defending ourselves against suits brought against us or in suits in which we may assert our patents against others. If the outcome of any such litigation is unfavorable, our business could be materially adversely affected. To determine the priority of inventions, we may also have to participate in interference proceedings declared by the United States Patent and Trademark Office, which could result in substantial cost to us. Without additional capital, we may not have the resources to adequately defend or pursue this litigation.

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

Our smart surface technology has derived very limited revenue from a Phase I Army Grant of approximately $100,000 and a Phase II Army Grant of approximately $750,000 with respect to our Smart NanoBattery product from inception of development in February 2004 through the date hereof. Other material revenue was derived from our series of battery “Jump Starters” in the fiscal years ended 2014 and 2015; products that the Company discontinued beginning in April 2016 owing to contracting margins and increased competition.

Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict the extent of our future losses or when or if we will become profitable, which, in turn, would result in a loss of investment.

Our failure to continue successful commercialization of our new products in the fields of machine learning and artificial intelligence or successfully commercialize our Smart Nano Battery or to become and remain profitable could depress the market price of our Common Stock and impair our ability to raise capital, expand our business, diversify our product offerings and continue our operations.

Forces outside our control which cannot be predicted, including, but not limited to, general economic conditions and other such forces which include the success of our research and field testing, the availability of collaborative partners to finance our work in pursuing applications of artificial intelligence, machine learning and “smart surfaces” or other developments in the field which, due to efficiencies or technological breakthroughs may render one or more areas of commercialization more attractive, obsolete or competitively unattractive. It is possible that one or more areas of commercialization will not be pursued at all if a collaborative partner or entity willing to fund research and development cannot be located. Our decisions regarding the ultimate products and/or services we pursue could have a significant adverse effect on our ability to earn revenue if we misinterpret trends, underestimate development costs and/or pursue wrong products or services. Any of these factors either alone or in concert could materially harm our ability to earn revenues or could result in a loss of any investment in us.

Our products may not be accepted in the marketplace.

The degree of market acceptance of our products will depend on many factors, including:

●	Our ability to manufacture or obtain from third party manufacturers sufficient quantities of our product candidates with acceptable quality and at an acceptable cost to meet demand; and
●	Marketing and distribution support for our products.

We cannot predict or guarantee that either commercial or military entities, in general, will accept or utilize any of our product candidates. Failure to achieve market acceptance would limit our ability to generate revenue and would have a material adverse effect on our business. In addition, if any of our product candidates achieve market acceptance, we may not be able to maintain that market acceptance over time if competing products or technologies are introduced that are received more favorably or are more cost-effective.

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

Risks Relating to Our Securities

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”) related to internal controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal controls over financial reporting, our stock price could decline significantly and raising capital could be more difficult.

Section 404 of Sarbanes-Oxley requires annual management assessments of the effectiveness of our internal controls over financial reporting. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal controls over financial reporting, our stock price could decline significantly and raising capital could be more difficult. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of Sarbanes-Oxley. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We have never paid cash dividends and have no plans to pay cash dividends in the future.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors. To date, we have paid no cash dividends on our capital stock and we do not expect to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any return investors in our capital stock may have will be in the form of appreciation, if any, in the market value of their shares of common stock.

If we fail to remain current in our reporting requirements, we could be removed from the OTCQB which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

As a company listed on the OTCQB and subject to the reporting requirements of the Exchange Act, we must be current with our filings pursuant to Section 13 or 15(d) of the Exchange Act in order to maintain price quotation privileges on the OTCQB. If we fail to remain current in our reporting requirements, we could be removed from the OTCQB. As a result, the market liquidity of our securities could be severely adversely affected by limiting the ability of broker-dealers to trade our securities and the ability of stockholders to sell their securities in the secondary market.

Our common stock could be subject to extreme volatility.

The trading price of our common stock may be affected by a number of factors, including events described in the risk factors set forth in this Annual Report and in our other reports filed with the SEC from time to time, as well as our operating results, financial condition and other events or factors. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, and unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. In addition, securities markets have, from time to time, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may have a material adverse effect the market price of our common stock.

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company we incur significant legal, accounting and other expenses. The obligations of being a public company in the United States require significant expenditures and places significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted from the OTCQB, among other potential problems.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

Our headquarters is located at 9841 Washingtonian Boulevard, Suite 390, Gaithersburg, MD 20878. The lease for this office, since January 11, 2019; which presently is month to month, is charged at a monthly cost of $1,350 ($16,200 annually).

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in matters may arise from time to time that may harm our business. As of the date of this Annual Report on Form 10-K, except as set forth herein, management believes that there are no claims against us, which it believes will result in a material adverse effect on our business or financial condition.

Effective December 10, 2018, the Company entered into a “Judgment Settlement Agreement” to satisfy in full the Forbearance Agreement with Fife that was previously in effect. As a result, under the Judgment Settlement Agreement, no shares of the Company’s common stock are issuable or eligible to be converted into. Under the terms of the Judgment Settlement Agreement, the Company was required to pay $15,000 per month from January 15, 2019 through and including February 15, 2020, with a final payment of $195,000, which was due and payable in March of 2020. The Company made all required payments with the exception of the final payment of $195,000 which was due and payable in March of 2020. On August 17, 2020, the Company entered into a second amendment (the “Second Amendment”) to the Judgement Settlement Agreement, whereby the Company issued a convertible promissory note in the principal amount of $300,000 (the “Note”) to repay the amounts still outstanding under the Judgment Settlement Agreement. The Note matures on August 17, 2021, bears interest at a rate of 10% per annum, requires certain monthly minimum cash payments as specified in the Note, and is convertible into shares of the Company’s common stock, par value $0.01 per share, at a conversion price as specified in the Note. The Note may be prepaid by the Company at any time prior to maturity without penalty. Failure to make any of the payments, when due, will result in an additional debt obligation, inclusive of principal and interest at the date of default to be immediately due and payable by the Company. The ultimate final payment amount is expected to be less than the liability balance of $771,702 presented as liabilities in arrears – judgement settlement agreement on the consolidated balance sheets.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently quoted on the OTCQB tier of the OTC Markets under the symbol “XDSL”. Our common stock began trading on the OTCQB during February 2020, and prior to such date traded on the OTC Pink. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Stockholders

As of January 1, 2021 we had over 20,000 holders of record of our common stock.

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

On June 10, 2020, the Company’s Board of Directors approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”) to increase the number of authorized shares of common stock of the Company to 250,000,000 shares from 100,000,000 shares. On July 14, 2020, the Company filed a Certificate of Amendment to its Certificate of Incorporation to increase its authorized common stock from 100,000,000 shares to 250,000,000 shares.

On August 3, 2020, the Company’s Board of Directors approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”) to increase the number of authorized shares of common stock of the Company to 500,000,000 shares from 250,000,000 shares. On August 4, 2020, the Company filed a Certificate of Amendment to its Certificate of Incorporation to increase its authorized common stock from 250,000,000 shares to 500,000,000 shares.

Dividend Policy

We have not paid any dividends on our common stock and do not anticipate paying any such dividends in the near future. Instead, we intend to use any earnings for future acquisitions and expanding our business.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. To the extent that this Annual Report on Form 10-K contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of our Company, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements and thus you should not unduly rely on these statements.

Overview

Since January 11, 2019, when the Company underwent a complete change in management and control, the new management has continued to broaden the Company’s product mix to include artificial intelligence and machine learning products.

Since announcing the formation of mPhase Technologies India, Pvt, Ltd during February 2019, the Company has expanded its focus on software and technology development for new and existing projects through the creation and expansion of its “Center of Excellence” India division. This “Center of Excellence” consists of a team in India of highly qualified software and technology experts in the fields of artificial intelligence and machine learning.

In addition to the foregoing, since our acquisition of Travel Buddhi during February 2019, we have continued developing the software platform which enhances travel via ultra-customization tools that tailor a planned trip experience in ways not previously available by making it “smart” and “connected” as part of the internet of things.

Furthermore, since our acquisition of CloseComms during May 2020, pursuant to which we acquired certain assets and assumed certain liabilities, we have continued advancing our patented, software application platform that can be integrated into a retail customer’s existing Wi-Fi infrastructure, giving the retailer important customer data and enabling AI-enhanced, targeted promotions to drive store traffic and sales.

Recent Developments

Common Stock Purchase Agreement

On July 13, 2020, we entered into a common stock purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Rights Agreement”) with White Lion Capital, LLC (the “Investor”) pursuant to which the Investor agreed to invest up to three million dollars ($3,000,000) to purchase the Company’s common stock, par value $0.01 per share (the “Common Stock”), at a purchase price of 95% of the market price of the Company’s Common Stock during a valuation period as defined in the Purchase Agreement. The shares of Common Stock to be issued and sold to the Investor pursuant to the Purchase Agreement were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder. The Rights Agreement was an inducement to the Investor to execute and deliver the Purchase Agreement, whereby the Company agreed to provide certain registration rights under the Securities Act with respect to the shares of Common Stock issuable for Investor’s investment pursuant to the Purchase Agreement.

On August 14, 2020, we filed a preliminary registration statement in accordance with the Rights Agreement entered into with the Investor on July 13, 2020. On October 13, 2020, the preliminary registration statement was withdrawn.

Financings

On July 24, 2020, we issued a convertible note in the principal amount of $105,000 (including a $5,000 original issuance discount) which note accrues interest at a rate of 8% per annum (increasing to 24% per annum upon the occurrence of an event of default), matures on July 24, 2021 and is convertible into shares of our common stock at a conversion price as specified in the note, subject to adjustment.

On July 31, 2020, we issued a convertible note in the principal amount of $68,000 which note accrues interest at a rate of 8% per annum (increasing to 22% per annum upon the occurrence of an event of default), matures on July 31, 2021 and is convertible into shares of our common stock at a conversion price as specified in the note, subject to adjustment.

On August 19, 2020, we issued a convertible note in the principal amount of $99,225 (including a $4,725 original issuance discount) which note accrues interest at a rate of 8% per annum (increasing to 24% per annum upon the occurrence of an event of default), matures on August 19, 2021 and is convertible into shares of our common stock at a conversion price as specified in the note, subject to adjustment.

On August 20, 2020, we prepaid a convertible promissory note, including principal, accrued interest, and prepayment amount as set forth within such convertible promissory note dated February 24, 2020 in the principal amount of $53,000.

On August 20, 2020, we issued a convertible note in the principal amount of $63,000 which note accrues interest at a rate of 8% per annum (increasing to 22% per annum upon the occurrence of an event of default), matures on August 20, 2021 and is convertible into shares of our common stock at a conversion price as specified in the note, subject to adjustment.

On August 27, 2020, we issued a convertible note in the principal amount of $105,000 (including a $5,000 original issuance discount) which note accrues interest at a rate of 8% per annum (increasing to 24% per annum upon the occurrence of an event of default), matures on August 27, 2021 and is convertible into shares of our common stock at a conversion price as specified in the note, subject to adjustment.

On August 28, 2020, we prepaid a convertible promissory note, including principal, accrued interest, and prepayment amount as set forth within such convertible promissory note dated March 3, 2020 in the principal amount of $63,000.

On August 31, 2020, we issued a convertible note in the principal amount of $68,000 which note accrues interest at a rate of 8% per annum (increasing to 22% per annum upon the occurrence of an event of default), matures on August 31, 2021 and is convertible into shares of our common stock at a conversion price as specified in the note, subject to adjustment.

Results of Operations for the Years Ended June 30, 2020 and 2019

Continuing Operations

Revenue

Our revenue increased to $30,276,422 for the year ended June 30, 2020, compared to $2,500,000 for the year ended June 30, 2019, an increase of $27,776,422 or 1,111%. The increase is the result of deployment and growth of our learning track technology platform and services which generated $24,720,000 of subscription revenue, $3,515,438 of service and support revenue and $2,040,984 of application development and implementation revenue.

Cost of Revenue

Cost of revenue totaled $22,579,544 for the year ended June 30, 2020, compared to $0 for the year ended June 30, 2019. The increase is the result of higher costs to support such revenue growth with $22,500,000 attributable to a single supplier contract.

Operating Expenses

Our operating expenses increased to $20,273,109 for the year ended June 30, 2020, compared to $4,265,886 for the year ended June 30, 2019, an increase of $16,007,223, or 375%. The increase is primarily due to $16,335,671 of stock-based compensation expense recognized during 2020 related to the Company’s Chief Executive Officer and Chief Financial Officer, partially offset by a decrease in operating expenses of $328,448.

Other Income (Expense)

Our other expense, net, increased by $1,309,121, or 629%, for the year ended June 30, 2020. The increase is primarily the result of increases in initial derivative expense, amortization of debt discount, loss on extinguishment of debt, and loss on settlement of debt, partially offset by a gain on the change in fair value of derivative liability associated with the convertible promissory notes.

Net Loss from Continuing Operations

We had a net loss of $14,093,567 for the year ended June 30, 2020, compared to a net loss of $1,974,101 for the year ended June 30, 2019, an increase of $12,138,406. The increase in net loss is primarily driven by the increase in operating expenses and other income (expense), partially offset by the increase in gross profit.

Discontinued Operations

For the year ended June 30, 2020, there are no revenue, cost of revenue, operating expenses, other income (expense), or net income from discontinued operations. For the year ended June 30, 2019, income from discontinued operations was $18,940.

Liquidity and Capital Resources

At June 30, 2020, we had $142,413 of cash on-hand, an increase of $108,417 from $33,996 at June 30, 2019.

Net cash used in operating activities of continuing operations was $1,344,033 for the year ended June 30, 2020, an increase of $1,140,063 from $203,970 used during the year ended June 30, 2019. This increase was primarily due to increases in accounts receivable and net loss, partially offset by a net increase in non-cash charges and an increase in accounts payable and accrued expenses.

Net cash provided by investing activities of continuing operations was $69,447 for the year ended June 30, 2020, compared to net cash used in investing activities of continuing operations of $59,852 for the year ended June 30, 2019. The increase was due to the cash acquired from the CloseComms acquisition, partially offset by payments toward the Travel Buddhi purchased software intangible during the year ended June 30, 2019.

Financing activities of continuing operations increased by $972,376 to $1,269,933 for the year ended June 30, 2020, compared to $297,557 for the year ended June 30, 2019. This increase was primarily due to increased proceeds from issuances of convertible promissory notes, proceeds from the sale of common stock, and proceeds from notes payable, partially offset by increases in payments toward convertible promissory notes, payments toward notes payable, and payments under settlement agreements.

Going Concern

We have incurred net losses of $14,093,567 and $1,955,161 and have used cash in operating activities of $1,344,033 and $203,970 for the years ended June 30, 2020 and 2019, respectively. At June 30, 2020, we had a working capital surplus of $2,801,942, and an accumulated deficit of $227,727,420. It is management’s opinion that these facts raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the date of this filing, without additional debt or equity financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

In order to meet our working capital needs through the next twelve months and to fund the growth of our nanotechnology, artificial intelligence, and machine learning technologies, we may consider plans to raise additional funds through the issuance of equity or debt. Although we intend to obtain additional financing to meet our cash needs, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all. Our ability to raise additional capital will also be impacted by the recent COVID-19 pandemic, which such ability is highly uncertain, cannot be predicted, and could have an adverse effect on our business and financial condition.

Impact of COVID-19 Pandemic

A novel strain of coronavirus, COVID-19, surfaced during December 2019 and has spread around the world, including to the United States. During March 2020, COVID-19 was declared a pandemic by the World Health Organization. During certain periods of the pandemic thus far, a number of U.S. states and various countries throughout the world had been under governmental orders requiring that all workers remain at home unless their work was critical, essential, or life-sustaining. As a result of these governmental orders, we temporarily closed our domestic and international offices and required all of our employees to work remotely. Although these temporary office closures created minor disruption to our business operations, such disruptions to date have not been significant.

The full impact of the COVID-19 pandemic on our financial condition and results of operations will depend on future developments, such as the ultimate duration and scope of the pandemic, its impact on our employees, customers, and vendors, in addition to how quickly normal economic conditions and operations resume and whether the pandemic impacts other risks disclosed in Item 1A “Risk Factors” within this Annual Report on Form 10-K. Even after the pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred as a result of the pandemic. Therefore, we cannot reasonably estimate the impact at this time. We continue to actively monitor the pandemic and may determine to take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, vendors, and shareholders.

Critical Accounting Policies

We have identified the policies below as critical to our understanding of the results of our business operations. We discuss the impact and any associated risks related to these policies on our business operations throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

In the ordinary course of business, we have made a number of estimates and assumptions in preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ significantly from those estimates and assumptions. The following critical accounting policies are those that are most important to the portrayal of our consolidated financial statements. For a summary of our significant accounting policies, including the critical accounting policies discussed below, refer to Note 3 - “Summary of Significant Accounting Policies” included in the notes to consolidated financial statements for the year ended June 30, 2020 included elsewhere in this Annual Report on Form 10-K.

We consider the following accounting policies to be those most important to the portrayal of our results of operations and financial condition:

Revenue Recognition

We recognize revenue in accordance with the Financial Accounting Standards Board’s (“FASB”), Accounting Standards Codification (“ASC”) ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenues are recognized when control is transferred to customers in amounts that reflect the consideration the Company expects to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

Revenue is derived from the sale of artificial intelligence and machine learning focused technology products and related services. The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. In the event any discounts, sales incentives, or similar arrangements are agreed to with a customer, such amounts are estimated at time of sale and deducted from revenue. Sales taxes and other similar taxes are excluded from revenue (see Note 8).

Contract liabilities include amounts billed to customers in excess of revenue recognized and are presented as contract liabilities on the consolidated balance sheets (see Note 8).

Income Taxes

We accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period. We have recorded a full valuation allowance for our net deferred tax assets as of June 30, 2020 and 2019 because realization of those assets is not reasonably assured.

We will recognize a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at June 30, 2020 and 2019.

Share-Based Compensation

We compute share based payments in accordance with the provisions of ASC Topic 718, Compensation – Stock Compensation and related interpretations. As such, compensation cost is measured on the date of grant at the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the grants.

Restricted stock awards are granted at the discretion of the compensation committee of our board of directors (the “Board of Directors”). These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of our common stock on the grant date.

We estimate the fair value of stock options and warrants by using the Black-Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are inputs into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is calculated based on the historical volatility of our common stock over the expected term of the option. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term.

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. We are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest.

We account for share–based payments granted to non–employees in accordance with ASC 505–50, “Equity Based Payments to Non–Employees.” We determine the fair value of the stock–based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily determinable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Derivative Instruments

We enter into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. We recognize derivative instruments as either assets or liabilities in the balance sheet and measure such derivative instruments at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The fair values of derivative financial instruments are estimated using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, the nature of the instrument, the market risks that it embodies and the expected means of settlement are considered. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes.

Accounts Receivable

We regularly review outstanding receivables and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, we make judgments regarding our customers’ ability to make required payments, economic events, and other factors. As the financial condition of these parties’ change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. We maintain reserves for potential credit losses, and such losses traditionally have been within our expectations. Additionally, to date, the Company has entered into three separate tri-party settlement and offset agreements with its largest customer and largest vendor, whereby the Company’s largest customer has agreed to direct funds due the Company for certain outstanding invoices, to the Company’s largest vendor to satisfy payment on behalf of the Company for certain outstanding invoices. To date, the aggregate amount of the three tri-party settlement and offset agreements has totaled $22,500,000. At June 30, 2020 and 2019, we determined there was no requirement for an allowance for doubtful accounts.

New Accounting Standards

Refer to Note 3 to our audited consolidated financial statements including in this Annual Report on Form 10-K for a discussion of recently adopted and to be adopted accounting standards.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See financial statements starting on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020 to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2020. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that, as of June 30, 2020, our internal control over financial reporting was effective based on such criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller companies face additional limitations. Smaller companies employ fewer individuals and find it difficult to properly segregate duties. Smaller companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Attestation Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to the rules of the SEC for smaller reporting companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers, and Other Key Employees

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each as of January 1, 2021.

Name	Age	Positions(s)
Anshu Bhatnagar	47	Chief Executive Officer and Chairman

Christopher Cutchens	43	Chief Financial Officer

Biographies for the members of our Board of Directors and our management team are set forth below.

Anshu Bhatnagar – Chief Executive Officer and Chairman

Anshu Bhatnagar has served as our Chief Executive Officer and Chairman of our board of directors since January 11, 2019. In addition, since January 2017, Mr. Bhatnagar has served as the Chief Executive Officer and Chairman of the board of directors of Verus International, Inc. Mr. Bhatnagar is a food distribution veteran and previously was the Chief Executive Officer of American Agro Group, an international trading and distribution company that specialized in exporting agricultural commodities and food products from May 2012 to January 2016. Mr. Bhatnagar was also a Managing Member of Blue Capital Group, a real estate oriented multi-family office focused on acquiring, developing, and managing commercial real estate as well as investing in operating businesses from January 2008 to December 2016. He has also owned and operated other successful businesses in technology, construction and waste management. We believe Mr. Bhatnagar is qualified to serve as a member of our board because of his extensive business experience including his experience in the food industry.

Christopher Cutchens – Chief Financial Officer

Christopher Cutchens has served as our Chief Financial Officer since June 1, 2019. In addition, since June 2019, Mr. Cutchens has served as the Chief Financial Officer of Verus International, Inc, and since June 2018 he has served as the Managing Partner of Cutchens Group, LLC, a consulting firm specializing in providing operational and financial services to both public and private companies. From January 2016 until June 2018, Mr. Cutchens served as Executive Vice President, Chief Operating Officer and Financial Officer of MidAmerica Administrative & Retirement Solutions, LLC, a private company that provides employee benefit programs to plan sponsors and employees. From January 2013 to January 2016, Mr. Cutchens served as Executive Vice President and Chief Financial Officer of Aspire Financial Services, LLC (“Aspire”), and from April 2012 to January 2013, he served as Vice President of Accounting and Finance of Aspire. Aspire is a service provider of retirement solutions. In addition, Mr. Cutchens has served in various other capacities including Corporate Controller of Watsco, Inc. (NYSE: WSO); Corporate Controller of Carrier Enterprise, LLC; Director of Corporate Accounting and Financial Reporting and Assistant Corporate Controller of MarineMax, Inc. (NYSE: HZO); and Senior Auditor at KPMG LLP. Mr. Cutchens received a Bachelor of Science degree in accounting and a masters degree in accounting information systems from the University of South Florida. Mr. Cutchens is a CPA licensed in the State of Florida.

Family Relationships

There are no family relationships among our executive officers and directors.

Corporate Governance

Board Committees

The Company presently does not have an audit committee, compensation committee or nominating and corporate governance committee or committee performing similar functions, as management believes that the Company is in an early stage of development to form such committees. The board of directors acts in place of such committees. The Company currently does not have an audit committee financial expert for the same reason that it does not have board committees.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our principal executive officer (“named executive officer”) and the other executive officers during our fiscal year ended June 30, 2020 and 2019.

Name and Position	Year	Salary ($)	Bonus	Stock Awards ($)		Option Awards	Non- Equity Incentive	Other ($) (4)	Total ($)
Anshu Bhatnagar	2020	$275,000	$-	$16,202,529	(1)	$-	$-	$1,562	$16,479,091
Chief Executive Officer and Director	2019	$129,861	$-	$3,803,146	(2)	$-	$-	$251	$3,933,258

Christopher Cutchens	2020	$75,000	$-	$103,078	(3)	$-	$-	$-	$178,078
Chief Financial Officer	2019	$-	$-	$-		$-	$-	$-	$-

(1) The amount represents the grant date fair value of awards earned as computed in accordance with FASB ASC Topic 718. The annual expense for the 2020 stock awards relates to warrants to purchase shares of the Company’s common stock that are granted under the provisions of the Chief Executive Officer’s employment agreement and are immediately vested upon being earned. For additional information regarding assumptions underlying the valuations of these stock awards and the calculation method, please refer to Note 13 to our consolidated financial statements.

(2) Includes (i) $1,310,449 related to 2,620,899 shares of common stock granted on January 11, 2019 under the provisions of the Chief Executive Officer’s employment agreement and related transition agreement with the Company, and were immediately vested, and (ii) $2,492,697 representing the grant date fair value of awards computed in accordance with FASB ASC Topic 718. The annual expense for the 2019 stock awards relates to warrants to purchase shares of the Company’s common stock that are granted under the provisions of the Chief Executive Officer’s employment agreement and are immediately vested upon being earned. For additional information regarding assumptions underlying the valuations of these stock awards and the calculation method, please refer to Note 13 to our consolidated financial statements.

(3) The amount represents the grant date fair value of awards earned as computed in accordance with FASB ASC Topic 718. The annual expense for the 2020 stock awards relates to common stock granted on June 1, 2019 under the provisions of the Chief Financial Officer’s employment agreement and are immediately vested upon being earned.

(4) Amounts represent interest on a loan to the Company.

Outstanding Equity Awards at Fiscal Year End

None.

Employment Agreements

Anshu Bhatnagar Employment Agreement

Mr. Bhatnagar, President and Chief Executive Officer, pursuant to the terms of an Employment Agreement, Transition Agreement and a Warrant Agreement, each dated as of January 11, 2019, for a period of 5 years and at a base cash salary of $275,000 per annum. Under the terms of the Employment Agreement and Transition Agreement, Mr. Bhatnagar received 2,620,899 restricted shares of the Company’s Common Stock.

In addition, Mr. Bhatnagar was granted 1,000 shares of a newly-created class of Series A Preferred Stock of the Company that effectively gives him voting control of the Company. As the holder of one thousand (1,000) shares of Series A Preferred Stock, Mr. Bhatnagar shall have the number of votes (identical in every other respect to the voting rights of the holders of Common Stock entitled at any regular or special meeting of shareholders of the Company) equal to such number of shares of Common Stock that is not less than fifty-one (51%) percent of the vote required to approve any action that New Jersey law provides may or must be approved by vote or consent of the holders of Common Stock or any other securities of the Company entitled to vote. Except as otherwise required by law, the holder of the Series A Preferred Stock shall vote together with the holders of Common Stock on all matters and shall not vote as a separate class. Notwithstanding the foregoing, should the Company enter into a merger agreement with another company and such merger is deemed significant as per SEC Regulation SX Section 3.05 and Section 3.06 requirements, the Company with seek shareholder approval by a Proxy solicitation in compliance with Federal and State law.

Mr. Bhatnagar has been elected to the Board of Directors of the Company. Under the terms of the Transition Agreement and a cashless Warrant Agreement, Mr. Bhatnagar is able to earn an additional 4% of the outstanding Common Stock of the Company for each $1 million of gross revenues of the Company up to $15 million in such revenues and for a total (including his original grant of the Company’s common stock) not to exceed 80% of the total outstanding common stock of the Company. The purpose of this transaction is to bring in new management to the Company replacing its existing management to develop and expand its offerings into the artificial intelligence and machine learning industries while continuing development of the Company’s patented and patent pending Smart NanoBattery and Drug Delivery Systems. In addition, Mr. Bhatnagar intends to broaden the Company’s existing lines of business to include diverse lines of business that the Company can manage profitably.

On July 15, 2020, the Company entered into an exchange agreement (the “Exchange Agreement”) with its Chief Executive Officer, Anshu Bhatnagar (“Holder”), whereby earned and issued warrants to purchase 37,390,452 shares of the Company’s Common Stock (the “Cancelled Warrants”) pursuant to the terms of that certain Transition Agreement (the “Transition Agreement”) and Warrant Agreement (the “Warrant Agreement”) each between the Company and Holder and dated as of January 11, 2019 were forfeited and exchanged for (i) 37,390,452 shares of the Company’s Common Stock (the “Shares”) and (ii) the cancellation and termination of the Transition Agreement and Warrant Agreement. The Cancelled Warrants had an exercise price of $0.50 per share and were not subject to expiration. Such Exchange Agreement is intended to make the Company’s capitalization more attractive to potential investors and to remove the uncertainty associated with any future grants of warrants under the Transition Agreement and Warrant Agreement, although there can be no assurance of any future investments on terms that are attractive to the Company, or at all. Immediately prior to the Company’s entry into the Exchange Agreement, it was determined that 5,650,708 additional warrants (the “Additional Warrants”) to purchase the Company’s Common Stock were due to and issued to the Holder in accordance with the terms and conditions of the Transition Agreement as the Transition Agreement required certain liabilities to be eliminated by the prior management team within six months of the Transition Agreement’s effective date of January 11, 2019. However, the Additional Warrants were immediately cancelled and terminated with the intention of mitigating potential liabilities arising from certain issuances of the Company’s Common Stock below the minimum price of $0.50 per share as stated within the Transition Agreement. The Shares to be issued and sold to the Holder pursuant to the Exchange Agreement were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Chris Cutchens Employment Agreement

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

Director Compensation

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 1, 2021, as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group. As of January 1, 2021, we had 75,763,376 shares of common stock outstanding, and 1,000 shares of Series A Preferred Stock issued and outstanding.

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

Shares of common stock that are currently exercisable or convertible within 60 days of January 1, 2021, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Amount and Nature of Beneficial Ownership
Name and Address (1)	Common Stock Ownership	Percentage of Common Stock Ownership	Series A Preferred Stock Ownership	Percentage of Series A Preferred Stock	Percentage of Total Voting Power(2)
Officers and Directors:
Anshu Bhatnagar	40,011,351	52.8%	1,000	100%	52.8%
Christopher Cutchens (3)	115,818	*	-	0%	*
All Officers and Directors as a Group (2 Persons)	40,127,169	53.0%	1,000	100%	53.0%
5% Stockholders:
None

* Less than one percent.

(1) Unless otherwise indicated, the address of the stockholder is c/o mPhase Technologies, Inc., 9841 Washingtonian Blvd., Suite 390, Gaithersburg, MD 20878.

(2) Holders of our Common Stock are entitled to one vote per share, holders of our Series A Convertible Preferred Stock are entitled to the number of votes (identical in every other respect to the voting rights of the holders of Common Stock entitled at any regular or special meeting of shareholders of the Company) equal to such number of shares of Common Stock that is not less than fifty-one (51%) of the vote required to approve any action that New Jersey law provides may or must be approved by vote or consent of the holders of Common Stock or any other securities of the Company entitled to vote.

(3) Excludes 115,817 shares of common stock which vests in two equal installments on June 1, 2021 and June 1, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

Related Party Transactions

Transactions with Microphase Corporation

At June 30, 2020, the Company owed $32,545 to Microphase for previously leased office space at its Norwalk location and for certain research and development services and shared administrative personnel from time to time, all through December 31, 2015.

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

During the year ended June 30, 2019, a former outside Director’s affiliated firms converted $186,000 of accrued fees into 372,000 shares and $132,234 of a note and accrued interest into 276,205 shares of the Company’s common stock. At June 30, 2020 and 2019, there was no outstanding balance for accrued fees or a note with accrued interest.

Effective October 1, 2018, the Company reversed to additional paid in capital $7,500 of accrued finders’ fees waved by Eagle Strategic Advisers and no amount of such fees was accrued to this former outside Director’s affiliated firm at June 30, 2020 and 2019.

During the fiscal year ended June 30, 2020, there was no accrued interest recorded on this loan. During the fiscal year ended June 30, 2019, the Company recorded $1,959 of accrued interest on this loan.

Transactions With Officers

On July 15, 2020, the Company entered into an exchange agreement (the “Exchange Agreement”) with its Chief Executive Officer (“Holder”), whereby earned and issued warrants to purchase 37,390,452 shares of the Company’s Common Stock (the “Cancelled Warrants”) pursuant to the terms of that certain Transition Agreement (the “Transition Agreement”) and Warrant Agreement (the “Warrant Agreement”) each between the Company and Holder and dated as of January 11, 2019 were forfeited and exchanged for (i) 37,390,452 shares of the Company’s Common Stock (the “Shares”) and (ii) the cancellation and termination of the Transition Agreement and Warrant Agreement. The Cancelled Warrants had an exercise price of $0.50 per share and were not subject to expiration. Such Exchange Agreement is intended to make the Company’s capitalization more attractive to potential investors and to remove the uncertainty associated with any future grants of warrants under the Transition Agreement and Warrant Agreement, although there can be no assurance of any future investments on terms that are attractive to the Company, or at all. Immediately prior to the Company’s entry into the Exchange Agreement, it was determined that 5,650,708 additional warrants (the “Additional Warrants”) to purchase the Company’s Common Stock were due to and issued to the Holder in accordance with the terms and conditions of the Transition Agreement as the Transition Agreement required certain liabilities to be eliminated by the prior management team within six months of the Transition Agreement’s effective date of January 11, 2019. However, the Additional Warrants were immediately cancelled and terminated with the intention of mitigating potential liabilities arising from certain issuances of the Company’s Common Stock below the minimum price of $0.50 per share as stated within the Transition Agreement.

At various points during past fiscal years, certain officers and former officers of the Company provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of these notes accrue interest at the rate of 6% per annum, and are payable on demand. During the fiscal years ended June 30, 2020 and 2019, the officers advanced $48,052 and $144,557, respectively, to provide working capital to the Company. During the fiscal years ended June 30, 2020 and 2019, $4,536 and $15,467, respectively, has been charged for interest on loans from officers.

At June 30, 2020 and 2019, these outstanding notes including accrued interest totaled $78,758 and $58,165, respectively. At June 30, 2020 and 2019, these promissory notes are not convertible into shares of the Company’s common stock.

During the fiscal year ended June 30, 2020, the Company incurred $15,500 of expense related to legal and consulting services provided by Mr. Smiley, the Company’s former Chief Financial Officer and legal counsel. During October 2019, the entire balance of $15,500 was converted into 62,000 shares of common stock. During the fiscal year ended June 30, 2019, the Company incurred $9,000 of expense related to legal and consulting services provided by Mr. Smiley, the Company’s former Chief Financial Officer and legal counsel. During July 2019, the entire balance of $9,000 was converted into 36,000 shares of common stock.

During the fiscal year ended June 30, 2019, three former officers of the Company, Mr. Biderman as a former outside director, and certain strategic consultants, who provided services to the Company, received a total of 1,150,000 shares of common stock, which were valued at $0.50 or $575,000, based on the closing price of the Company’s common stock on September 24, 2018, and was included in accrued expenses at June 30, 2018.

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

On June 1, 2019, the Company granted 231,635 shares of common stock to Mr. Cutchens, the Company’s Chief Financial Officer. The common stock vests 25% on the six month, 1 year, 2 year, and 3 year anniversaries of the grant date. At June 30, 2020, 115,818 shares of common stock have vested and 115,817 shares remain unvested. During the years ended June 30, 2020 and 2019, the Company recorded $133,142 and $16,464, respectively, of stock-based compensation expense related to this common stock grant.

Conversion Feature and Conversions of Debt to Officers’

The Company amortized the remaining $91,177 deferred charge balance to beneficial conversion feature interest expense for the year ended June 30, 2019. At June 30, 2020 and 2019, there is no deferred charges for beneficial conversion feature interest expense remaining.

Office Lease

Effective May 1, 2019, the Company relocated its corporate office to 9841 Washingtonian Blvd., Suite 390, Gaithersburg, MD 20878, and incurs rent expense of $1,350 per month, which is payable to a related party, Verus International, Inc., whereby Mr. Bhatnagar is also the Chairman and Chief Executive Officer. The lease term is a month-to-month arrangement.

Director Independence

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by The Nasdaq Stock Market. Our board of directors has determined that its sole member, Anshu Bhatnagar, is not “independent” in accordance with such definition.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by our principal independent registered public accounting firm for the indicated services for each of the last two fiscal years were as follows:

	2020	2019
Audit fees	$48,500	$40,000
Audit related fees	21,550	26,000
Tax fees	-	-
All other fees	-	-
Total	$70,050	$66,000

Audit Fees. The fees identified under this caption were for professional services rendered by our independent public registered accounting firm for the 2020 and 2019 fiscal years in connection with the audit of our annual financial statements. The amounts also include fees for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings and engagements for the years identified. Effective December 8, 2020, Boyle CPA, LLC (“Boyle CPA”), was appointed by our board of directors as the Company’s independent registered public accounting firm, replacing RBSM, LLP (“RBSM”) the Company’s prior independent registered public accounting firm since August 19, 2020. Effective August 19, 2020, RBSM, LLP (“RBSM”), was appointed by our board of directors as the Company’s independent registered public accounting firm, replacing Assurance Dimensions, Inc. (“AD”), the Company’s prior independent registered public accounting firm since November 3, 2016. Audit fees billed by Boyle CPA, RBSM and AD for professional services rendered for the 2020 fiscal year were $30,000, $15,000 and $3,500, respectively. All audit fees billed for professional services rendered for the 2019 fiscal year were billed solely by AD.

Audit-Related Fees. The fees identified under this caption were for review of our financial statements included in our quarterly reports on Form 10-Q and were not reported under the caption “Audit Fees.” This category may include fees related to the performance of audits and attestation services not required by statute or regulations, and accounting consultations about the application of generally accepted accounting principles to proposed transactions. All audit-related fees billed for the 2020 and 2019 fiscal years were billed solely by AD.

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

Approval Policy. Our board of directors approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in fiscal years 2020 and 2019 were pre-approved by the board of directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

Exhibit Number	Description
2.1	Exchange of Stock Agreement and Plan of Reorganization (Incorporated by reference to Exhibit 2(a) to our registration statement on Form 10SB-12G filed on October 16, 1998).
2.2	Exchange of Stock Agreement and Plan of Reorganization dated June 25, 1998 (Incorporated by reference to Exhibit 2(b) to our registration statement on Form 10SB-12G filed on May 6, 1999).
3.1	Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to Form S-1 filed July 19, 2019, Registration No. 333-23273).
3.2	Amendment to Certificate of Incorporation of the Company creating a new class of Series A Super Voting Preferred Stock of the Company and increase of authorized shares of common stock to 125 billion shares (Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 4, 2019).
3.3	By Laws of the Company (Incorporated by reference to Exhibit 3.3 to Form S-1 filed July 19, 2019, Registration No. 333-23273).
3.4	Amendment to Certificate of Incorporation of the Company increasing the authorized shares of common stock to 100 million shares from 25 million shares (Incorporated by reference to Form 8-K filed September 9, 2019).
3.5	Amendment to Certificate of Incorporation of the Company increasing the authorized shares of common stock to 250 million shares from 100 million shares (Incorporated by reference to Form 8-K filed July 17, 2020).
3.6	Amendment to Certificate of Incorporation of the Company increasing the authorized shares of common stock to 500 million shares from 250 million shares (Incorporated by reference to Form 8-K filed August 6, 2020).
4.1	Definitive Schedule 14C Information Statement for a 5000/1 Reverse Split of the Company’s Common stock (filed April 22, 2019).
10.1	Development Agreement effective February 3, 2004 between Lucent Technologies, Inc. and mPhase Technologies for development of micro fuel cell Nano Technology (Incorporated by reference to Exhibit 10.18 to Amendment No. 6 to Form 10-K filed August 13, 2010).
10.2	Amendment No.2 to Development Agreement executed as of March 9, 2005 amending Development Agreement effective as of February 3, 2004, as amended relating to Micro Power Source Cells between mPhase Technologies, Inc. and Lucent Technologies, Inc. (Incorporated by reference to Exhibit 10.22 to Amendment No. 6 to Form 10-K filed August 13, 2010).
10.3	Amendment No. 3 dated May 19, 2006 to Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc. effective February 3, 2004 for development of micro fuel cell nanotechnology (Incorporated by reference to Exhibit 10.33 to Amendment No. 1 to Form 10-K filed August 13, 2010).
10.4	Amendment No. 4 dated February 3, 2007 to Development Agreement effective February 3, 2004 for development of Micro Fuel Cell Nanotechnology (Incorporated by reference to Exhibit 10.34 to Amendment No. 6 to Form 10-K filed August 13, 2010).

10.5	Phase I U.S. Army Grant dated July 7, 2007 (Incorporated by reference to Exhibit 10.46 to Form 10-K filed October 7, 2009).
10.6	Documentation including $350,000 Note and $1,000,000 Secured Note for financing between the Company and JMJ Financial dated March 25, 2008 (Incorporated by reference to Exhibit 10.49 to Form 10-K filed October 7, 2009).
10.7	Phase II U.S. Army grant dated August 29, 2008 (Incorporation by reference to Exhibit 10.52 to Form 10-K filed October 6, 2009).
10.8	Forbearance Agreement dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife (Incorporated by reference to Exhibit 99.1 to Form 8-K filed September 16, 2011).
10.9	Securities Purchase Agreement, dated as of September 13, 2011 between mPhase Technologies, Inc and John Fife (Incorporated by reference to Exhibit 99.2 to Form 8-K filed September 16, 2011).
10.10	Officer’s Certificate delivered pursuant to Securities Purchase Agreement, dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife (Incorporated by reference to Exhibit 99.3 to Form 8-K filed September 16, 2011).
10.11	Confession of Judgment 1 delivered pursuant to Securities Purchase Agreement, dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife (Incorporated by reference to Exhibit 99.4 to Form 8-K filed September 16, 2011).
10.12	Confession of Judgment 2 delivered pursuant to Securities Purchase Agreement, dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife (Incorporated by reference to Exhibit 99.5 to Form 8-K filed September 16, 2011).
10.13	Registration Rights Agreement dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife (Incorporated by reference to Exhibit 99.6 to Form 8-K filed September 16, 2011).
10.14	Convertible Note dated September 13, 2011 issued by mPhase Technologies, Inc. to John Fife (Incorporated by reference to Exhibit 99.7 to Form 8-K filed September 16, 2011).
10.15	Stand Still and Restructuring Agreement entered into as of May 31,2012 with John Fife (Incorporated by reference to Exhibit 99.1 to Form 8-K filed June 5, 2012).
10.16	Stand Still and Restructuring Agreement entered into as of June 1,2012 with JMJ Financial (Incorporated by reference to Exhibit 99.2 to Form 8-K filed June 5, 2012).
10.17	Forbearance Agreement and Amendment thereto dated February 15, 2015 as amended on August 11, 2015 with John Fife (Incorporated by reference to Exhibits 99.1 and 99.2 to form 8-K filed August 12, 2015).
10.18	Second Modification to Forbearance Agreement with John Fife (Incorporated by reference to Exhibit 99.1 to Form 8-K filed January 29, 2016).
10.19	Third Modification to Forbearance Agreement with John Fife (Incorporated by reference to Exhibit 99.1 to Form 8-K filed May 23rd, 2016).
10.20	Amendment to Judgment Settlement Agreement with John Fife (Incorporated by reference to Exhibit 10.1 to Form 8-K filed February 23, 2018).
10.21	Debt/Equity Conversion Agreements of Related Parties, dated as of January 1, 2018 (Incorporated by reference to Exhibit 10.97 to Form 10-K filed October 15, 2018).
10.22+	Employment Agreement dated as of January 11, 2019 between Mr. Anshu Bhatnagar and mPhase Technologies, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 14, 2019).
10.23	Transition Agreement dated as of January 11, 2019 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed January 14, 2019).
10.24+	Warrant granted to Mr. Anshu Bhatnagar (Incorporated by reference to Exhibit 10.3 to Form 8-K filed January 14, 2019).
10.25	Series A Super Voting Preferred Stock (Incorporated by reference to Exhibit 10.4 to Form 8-K filed January 14, 2019).
10.26	Reserve Agreement (Incorporated by reference to Exhibit 10.5 to Form 8-K filed January 14, 2019).
10.27	Debt Conversion Agreement (Incorporated by reference to Exhibit 10.6 to Form 8-K filed January 14, 2019).
10.28	Officers and Directors Resignation Letters (Incorporated by reference to Exhibit 10.7 to Form 8-K filed January 14, 2019).
10.29	Amendment to Judgment Settlement Agreement with John Fife (Incorporated by reference to Exhibit 10.1 to Form 8-K filed February 11, 2019).

10.30+	Employment Agreement effective June 1, 2019 between Christopher Cutchens and the Company (Incorporated by reference to Exhibit 10.1 to Form 8-K filed June 6, 2019).
10.31	Securities Purchase Agreement and Convertible Promissory Note each dated as of July 30, 2019 between the Company and an Accredited Investor (Incorporated by reference to Form 8-K Exhibits 10.1 and 10.2, filed August 1, 2019).
10.32	Product License and Content Agreement (“Agreement”) between the Company and iLearningEngines, Inc., a Delaware corporation (“ILE”). (Incorporated by reference to Exhibit 1 to Amendment No. 1 to Form 8-K, filed August 12, 2019).
10.33	Securities Purchase Agreement and Convertible Promissory Note each dated as of September 5, 2019 between the Company and an Accredited Investor (Incorporated by reference to Form 8-K Exhibits 10.1 and 10.2, filed September 12, 2019).
10.34	Securities Purchase Agreement and Convertible Promissory Notes each dated as of September 24, 2019 between the Company and Accredited Investors (Incorporated by reference to Form 8-K Exhibits 10.1 and 10.2, filed October 3, 2019).
10.35	Amendment to Reserve Agreement dated October 9, 2019 (Incorporated by reference to Exhibit 10.37 to Form 10-K filed October 15, 2019).
10.36	Securities Purchase Agreement and Convertible Promissory Note each dated as of December 2, 2019 between the Company and an Accredited Investor (Incorporated by reference to Form 8-K Exhibits 10.1 and 10.2, filed December 6, 2019).
10.37	Securities Purchase Agreements and Convertible Promissory Notes each dated as of December 2, 2019 between the Company and Accredited Investors (Incorporated by reference to Form 8-K Exhibits 10.1, 10.2, 10.3, and 10.4 filed December 9, 2019).
10.38	Securities Purchase Agreement and Convertible Promissory Note each dated as of December 17, 2019 between the Company and an Accredited Investor (Incorporated by reference to Form 8-K Exhibits 10.1 and 10.2 filed December 23, 2019).
10.39	Securities Purchase Agreement and Convertible Promissory Note each dated as of January 9, 2020 between the Company and an Accredited Investor (Incorporated by reference to Form 8-K Exhibits 10.1 and 10.2 filed January 17, 2020).
10.40	Securities Purchase Agreement and Convertible Promissory Note each dated as of January 21, 2020 between the Company and an Accredited Investor (Incorporated by reference to Form 8-K Exhibits 10.1 and 10.2 filed January 28, 2020).
10.41	Securities Purchase Agreement and Convertible Promissory Note each dated as of February 24, 2020 between the Company and an Accredited Investor (Incorporated by reference to Form 8-K Exhibits 10.1 and 10.2 filed February 28, 2020).
10.42	Securities Purchase Agreement and Convertible Promissory Note each dated as of March 3, 2020 between the Company and an Accredited Investor (Incorporated by reference to Form 8-K Exhibits 10.1 and 10.2 filed March 9, 2020).
10.43	Asset Purchase Agreement dated as of May 11, 2020 between the Company and CloseComms Limited (Incorporated by reference to Form 8-K Exhibit 10.1 filed May 15, 2020).
10.44	Securities Purchase Agreement and Convertible Promissory Note each dated as of June 2, 2020 between the Company and an Accredited Investor (Incorporated by reference to Form 8-K Exhibits 10.1 and 10.2 filed June 8, 2020).
10.45	Convertible Promissory Note dated as of June 12, 2020 between the Company and an Accredited Investor (Incorporated by reference to Form 8-K Exhibit 10.1 filed June 22, 2020).
10.46	Common Stock Purchase Agreement and Registration Rights Agreement, by and among mPhase Technologies, Inc. and White Lion Capital, LLC, dated July 13, 2020 (Incorporated by reference to Form 8-K Exhibits 10.1 and 10.2 filed July 17, 2020).
10.47+	Exchange Agreement dated as of July 15, 2020 between Mr. Anshu Bhatnagar and mPhase Technologies, Inc. (Incorporated by reference to Form 8-K Exhibit 10.3 filed July 17, 2020).
10.48	Securities Purchase Agreement and Convertible Promissory Note each dated as of July 24, 2020 between the Company and an Accredited Investor (Incorporated by reference to Form 8-K Exhibits 10.1 and 10.2 filed July 30, 2020).
10.49

Securities Purchase Agreement and Convertible Promissory Note each dated as of July 31, 2020 between the Company and an Accredited Investor (Incorporated by reference to Form 8-K Exhibits 10.1 and 10.2 filed August 6, 2020).

10.50	Second Amendment to Judgment Settlement Agreement with John Fife and Convertible Promissory Note each dated August 17, 2020 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 21, 2020).
10.51	Securities Purchase Agreement and Convertible Promissory Note each dated as of August 19, 2020 between the Company and an Accredited Investor (Incorporated by reference to Form 8-K Exhibits 10.1 and 10.2 filed August 25, 2020).
10.52	Securities Purchase Agreement and Convertible Promissory Note each dated as of August 20, 2020 between the Company and an Accredited Investor (Incorporated by reference to Form 8-K Exhibits 10.1 and 10.2 filed August 26, 2020).
10.53	Securities Purchase Agreement and Convertible Promissory Note each dated as of August 27, 2020 between the Company and an Accredited Investor (Incorporated by reference to Form 8-K Exhibits 10.1 and 10.2 filed September 2, 2020).
10.54	Securities Purchase Agreement and Convertible Promissory Note each dated as of August 31, 2020 between the Company and an Accredited Investor (Incorporated by reference to Form 8-K Exhibits 10.1 and 10.2 filed September 4, 2020).
16.1	Letter from Assurance Dimensions, Inc. (Incorporated by reference to Form 8-K Exhibit 16.1 filed August 25, 2020).
20.1	Financial Statements of Alpha Predictions (Incorporated by reference to Exhibits 99.1 and 99.2 to Form 8-K/A Amendment No. 1 filed September 13, 2019).
21.1*	List of subsidiaries.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document

+ Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of January 2021.

mPhase Technologies, Inc.

By:	/s/ Anshu Bhatnagar
Anshu Bhatnagar
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Christopher Cutchens
Christopher Cutchens
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ Anshu Bhatnagar	Chief Executive Officer and Chairman of the Board	January 5, 2021
Anshu Bhatnagar	(Principal Executive Officer)

/s/ Christopher Cutchens	Chief Financial Officer (Principal Financial and Accounting Officer)	January 5, 2021
Christopher Cutchens

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and

Board of Directors of mPhase Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of mPhase Technologies, Inc. (the “Company”) as of June 30, 2020, and the related consolidated statements of operations and other comprehensive loss, changes in stockholders’ (deficit) equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 2 to the financial statements, the Company has a history of net losses, has incurred recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans are also described in Note 2. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2020

Bayville, NJ

January 5, 2021

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of mPhase Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of mPhase Technologies, Inc. (the Company) as of June 30, 2019 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended June 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019, and the results of its operations and its cash flows for the year ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Assurance Dimensions
Assurance Dimensions, Inc.
We served as the Company’s auditor from 2016 through 2019.
Coconut Creek, FL
October 15, 2019

mPHASE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	June 30, 2019
Assets
Current Assets
Cash	$142,413	$33,996
Accounts receivable, net	14,048,095	2,526,155
Prepaid expenses	4,477	8,820
Other assets	30,879	-
Total Current Assets	14,225,864	2,568,971
Property and equipment, net	32,669	11,048
Goodwill	3,636	6,020
Intangible asset - purchased software, net	2,835,117	3,025,801
Other assets	11,670	3,058
Total Assets	$17,108,956	$5,614,898

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$7,897,887	$366,274
Accrued expenses	1,123,842	3,368,801
Contract liabilities	219,652	-
Due to related parties	84,485	65,459
Notes payable to officers	26,818	25,251
Notes payable	20,469	-
Convertible notes payable, net	189,641	2,351
Current portion, liabilities in arrears with convertible features	109,000	109,000
Current portion, liabilities in arrears - judgement settlement agreement (Note 10)	771,702	855,660
Derivative liability	897,631	133,669
Liabilities of discontinued operations	82,795	82,795
Total Current Liabilities	11,423,922	5,009,260

Notes payable, net of current portion	167,459	-
Total Liabilities	11,591,381	5,009,260

Commitments and Contingencies (Note 16)

Stockholders’ Equity
Preferred stock, $0.01 par value; 1,000 shares authorized and 1,000 shares issued and outstanding at June 30, 2020 and 2019	10	10
Common stock, $0.01 par value; 100,000,000 shares authorized and 19,318,679 shares issued and 19,174,492 outstanding at June 30, 2020, and 11,689,078 shares issued and outstanding at June 30, 2019	191,745	116,890
Additional paid-in-capital	231,984,704	214,007,203
Common stock to be issued	955,466	115,388
Accumulated other comprehensive income	113,070	-
Accumulated deficit	(227,727,420)	(213,633,853)
Total Stockholders’ Equity	5,517,575	605,638
Total Liabilities and Stockholders’ Equity	$17,108,956	$5,614,898

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	For the Years Ended
	June 30,
	2020	2019
Revenue	$30,276,422	$2,500,000
Cost of revenue	22,579,544	-
Gross Profit	7,696,878	2,500,000
Operating Expenses:
Software development costs	991,928	-
Salaries and benefits	17,585,981	4,022,909
General and administrative expenses	1,695,200	242,977
Total Operating Expenses	20,273,109	4,265,886
Operating loss	(12,576,231)	(1,765,886)
Other Income (Expense):
Interest expense	(219,589)	(210,594)
Gain (loss) on change in fair value of derivative liability	1,584,102	(30,508)
Initial derivative expense	(1,610,913)	(25,161)
Amortization of debt discounts, deferred financing costs, and original issue discounts	(899,491)	(2,350)
(Loss) gain on extinguishment of debt	(363,319)	60,398
Loss on asset disposal	(8,126)	-
Total Other Income (Expense)	(1,517,336)	(208,215)
Loss from continuing operations before income taxes	(14,093,567)	(1,974,101)
Income taxes	-	-
Loss from continuing operations	(14,093,567)	(1,974,101)
Discontinued operations (Note 17)
Income from discontinued operations	-	18,940
Net loss	$(14,093,567)	$(1,955,161)

Other comprehensive loss:
Unrealized gain on foreign currency translation adjustment	113,070	-
Comprehensive loss	$(13,980,497)	$(1,955,161)

Loss per common share:
Loss from continuing operations per common share – basic and diluted	$(1.08)	$(0.23)

Income from discontinued operations per common share – basic and diluted	$-	$0.00

Loss per common share – basic and diluted	$(1.08)	$(0.23)

Weighted average shares outstanding – basic and diluted	13,052,590	8,505,508

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

	Preferred Stock		Common Stock		Additional	Common Stock	Other		Total Stockholders’
	Shares	$0.01 Par Value	Shares	$0.01 Par Value	Paid in Capital	to be Issued	Comprehensive Loss	Accumulated Deficit	(Deficit) Equity
Balance June 30, 2018	-	$-	3,372,103	$33,721	$207,652,502	$-	$-	$(211,678,692)	$(3,992,469)

Reversal of accrued fees from private placements to accredited investors					7,500				7,500
Issuance of Common Stock to accredited investors in private placements			640,000	6,400	153,600				160,000
Beneficial Conversion Feature interest expense charged to additional paid in capital					91,177				91,177
Issuance of Common Stock for accrued services			1,150,000	11,500	563,500				575,000
Issuance of Common Stock for the conversion of Related Party debts and Strategic Vendor payables			3,898,733	38,987	1,762,070				1,801,057
Issuance of Common Stock in connection with employment contract			2,620,899	26,209	1,284,240				1,310,449
Warrants earned under employment contract					2,492,697				2,492,697
Issuance of Preferred Stock in connection with employment contract	1,000	10			(10)				-
Common Stock to be issued for the conversion of Related Party debts and Strategic Vendor payables						115,388			115,388
Issuance of Common Stock in connection with reverse split for fractional shares and adjustments			7,343	73	(73)				-
Net loss								(1,955,161)	(1,955,161)
Balance June 30, 2019	1,000	$10	11,689,078	$116,890	$214,007,203	$115,388	$-	$(213,633,853)	$605,638

Issuance of Common Stock to accredited investors in private placements			1,129,577	11,296	368,704	(33,000)			347,000
Common Stock to be issued for CloseComms transaction						955,466			955,466
Issuance of Common Stock for conversions of convertible promissory notes			5,872,362	58,724	995,480				1,054,204
Issuance of Common Stock for the conversion of Related Party debts and Strategic Vendor payables, net of reversals			294,654	2,947	216,570	(82,388)			137,129
Issuance of Common Stock for accrued services			62,000	620	45,880				46,500
Issuance of Common Stock for services related to private placements			11,003	110	(110)				-
Restricted shares issued under employment contract			115,818	1,158	148,448				149,606
Warrants earned under employment contract					16,202,529				16,202,529
Other comprehensive income							113,070		113,070
Net loss								(14,093,567)	(14,093,567)
Balance June 30, 2020	1,000	$10	19,174,492	$191,745	$231,984,704	$955,466	$113,070	$(227,727,420)	$5,517,575

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(14,093,567)	$(1,955,161)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	16,335,671	3,819,610
Initial derivative expense	1,610,913	25,161
Depreciation and amortization	929,924	-
Amortization of debt discount, deferred financing costs, and original issue discount	899,491	2,350
Loss (gain) on extinguishment of debt	363,319	(60,398)
Allowance for foreign taxes	145,129	-
Loss on asset disposal	8,126	-
(Gain) loss on change in fair value of derivative liability	(1,584,102)	30,508
Amortization of beneficial conversion feature	-	91,177
Changes in operating assets and liabilities:
Increase in accounts receivable	(11,521,940)	(2,500,000)
Decrease (increase) in prepaid expenses	4,343	(1,332)
Increase in other assets	(39,491)	(2,258)
Increase in contract liabilities	219,652	-
Increase in accounts payable and accrued expenses	5,378,498	346,373
Net cash used in operating activities	(1,344,033)	(203,970)

Cash flows from investing activities:
Cash acquired in CloseComms asset acquisition	70,000
Capital expenditures	(553)
Payments toward Travel Buddhi purchased software intangible	-	(55,000)
Capitalized software development costs	-	(4,852)
Net cash provided by (used in) investing activities	69,447	(59,852)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, net	1,116,800	53,000
Proceeds from sale of common stock, net of finder’s fees	347,000	193,000
Proceeds from notes payable	187,333	-
Proceeds from notes payable to related parties	32,800	144,557
Repayments of notes payable to related parties	(32,000)	-
Repayments under settlement agreement	(120,000)	(93,000)
Repayments of convertible notes payable	(262,000)	-
Net cash provided by financing activities	1,269,933	297,557

Effect of foreign exchange rate changes on cash	113,070	-
Net increase in cash	108,417	33,735
Cash at beginning of year	33,996	261
Cash at end of year	$142,413	$33,996

Supplemental disclosure of cash flow information:
Cash paid for interest	$118,596	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

	For the Years Ended
	June 30,
	2020	2019
Supplemental disclosure of non-cash operating activities:

Initial fair value of derivative liability recorded as debt discount	$1,115,000	$-

Supplemental disclosure of non-cash investing and financing activities:

Common Stock to be issued for CloseComms asset acquisition
Value	$955,466	$-
Shares	2,666,666	-

Acquisition of Travel Buddhi purchased software intangible under promissory note payable, net of payments	$-	$60,281

Acquisition of Alpha Predictions under promissory note payable	$-	$1,438

Payment of vendor payables by former officer related party	$15,252	$-

Reversal of Common Stock to be issued for the conversion of strategic vendor payables	$8,725	$-

Reversal of accrued fees from private placements to accredited investors	$-	$7,500

Issuance of Common Stock for accrued services
Value	$46,500	$575,000
Shares	62,000	1,150,000

Issuance of Common Stock for the conversion of Related Party debts and Strategic Vendor payables
Value	$219,517	$1,801,057
Shares	294,654	3,898,733

Issuance of Common Stock for services related to private placements
Value	$11,250	$-
Shares	11,003	-

Issuance of Common Stock for conversions of convertible promissory notes and accrued interest
Value	$1,054,204	$-
Shares	5,872,362	-

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2020 and 2019

NOTE 1: ORGANIZATION AND NATURE OF BUSINESS

Organization and Nature of Business

mPhase Technologies, Inc., including its wholly-owned subsidiaries, are collectively referred to herein as “mPhase,” “XDSL,” “Company,” “us,” or “we.”

We were incorporated in the state of New Jersey during 1979 under the name Tecma Laboratory, Inc. During 1987, we changed our name to Tecma Laboratories, Inc. As Tecma Laboratories, Inc., we were primarily engaged in the research, development and exploration of products in the skin care field. On February 17, 1997, we acquired Lightpaths, Inc., a Delaware corporation, which was engaged in the development of telecommunications products incorporating DSL technology, and we changed our name to Lightpaths TP Technologies, Inc.

On May 5, 1997, we completed a reverse merger with Lightpaths TP Technologies, Inc. and thereafter changed our name to mPhase Technologies, Inc. on June 2, 1997.

From inception through June 30, 2010, we focused much of our efforts in the commercial deployment of our TV+ products for delivery of broadcast IPTV, and DSL component products which include POTS splitters. Beginning in 2004, we added a new line of power cell batteries and electronic sensors (magnetometers) being developed through the use of nano-technology. As of June 30, 2010, we discontinued our TV+ line of products as well as our electronic sensor products.

Beginning June 30, 2010, we shifted our primary business focus to the development of innovative power cells and related products through the science of microfluidics, microelectromechanical systems (MEMS) and nano-technology. Using these disciplines, we developed a battery that has a significantly longer shelf life prior to activation than conventional batteries. In addition, such battery product, unlike conventional batteries, is capable of disposal after use without harm to the environment. Presently, we are pursuing strategic alternatives to best monetize our patent portfolio, including partnering to exploit opportunities for our drug delivery system. We are seeking to obtain government funding available under the Departments of Defense and Homeland Security including The Department of Defense Ordnance Technology Consortium (“DOTC”), Small Business Innovative Research (“SBIR”), Cooperative Research and Development Agreements (“CRADA”) and similar programs for targeted applications for our smart nano-battery applications.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2020 and 2019

NOTE 1: ORGANIZATION AND NATURE OF BUSINESS (continued)

On January 11, 2019, we underwent a major change in management and control. New management is positioning us to be a technology leader in artificial intelligence and machine learning while enabling a more rapid commercial development of our patent portfolio and other intellectual property. We believe there are significant opportunities to embed artificial intelligence and machine learning into business operations, platform architectures, business services, and customer experiences, whereby our goal is to generate significant revenue from our artificial intelligence and machine learning technologies.

On February 15, 2019, we acquired Travel Buddhi, a software platform to enhance travel via ultra-customization tools that tailor a planned trip experience in ways not previously available.

On June 30, 2019, we acquired 99% of the outstanding common shares of Alpha Predictions LLP (“Alpha Predictions”). Alpha Predictions is an India-based technology company that has developed a suite of commercial data analysis products for use across multiple industries. This acquisition has been integrated into our international operations and as expected, has driven revenue growth and innovation.

On May 11, 2020, we acquired CloseComms, a patented, software application platform that can be integrated into a retail customer’s existing Wi-Fi infrastructure, giving the retailer important customer data and enabling AI-enhanced, targeted promotions to drive store traffic and sales.

Impact of COVID-19 Pandemic

A novel strain of coronavirus, COVID-19, surfaced during December 2019 and has spread around the world, including to the United States. During March 2020, COVID-19 was declared a pandemic by the World Health Organization. During certain periods of the pandemic thus far, a number of U.S. states and various countries throughout the world had been under governmental orders requiring that all workers remain at home unless their work was critical, essential, or life-sustaining. As a result of these governmental orders, the Company temporarily closed its domestic and international offices and required all of its employees to work remotely. Although these temporary office closures created minor disruption to the Company’s business operations, such disruptions to date have not been significant.

The full impact of the COVID-19 pandemic on the Company’s financial condition and results of operations will depend on future developments, such as the ultimate duration and scope of the pandemic, its impact on the Company’s employees, customers, and vendors, in addition to how quickly normal economic conditions and operations resume and whether the pandemic impacts other risks disclosed in Item 1A “Risk Factors” within this Annual Report on Form 10-K. Even after the pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred as a result of the pandemic. Therefore, the Company cannot reasonably estimate the impact at this time. The Company continues to actively monitor the pandemic and may determine to take further actions that alter its business operations as may be required by federal, state, or local authorities or that it determines are in the best interests of its employees, customers, vendors, and shareholders.

NOTE 2: GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred net losses of $14,093,567 and $1,955,161 and has used cash in operating activities of $1,344,033 and $203,970 for the years ended June 30, 2020 and 2019, respectively. At June 30, 2020, the Company had a working capital surplus of $2,801,942, and an accumulated deficit of $227,727,420. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing, without additional debt or equity financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to meet its working capital needs through the next twelve months and to fund the growth of our nanotechnology, artificial intelligence, and machine learning technologies, the Company may consider plans to raise additional funds through the issuance of equity or debt. Although the Company intends to obtain additional financing to meet its cash needs, the Company may be unable to secure any additional financing on terms that are favorable or acceptable to it, if at all. The Company’s ability to raise additional capital will also be impacted by the recent COVID-19 pandemic, which such ability is highly uncertain, cannot be predicted, and could have an adverse effect on the Company’s business and financial condition.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2020 and 2019

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

The consolidated financial statements for the years ended June 30, 2020 and 2019, include the operations of mPhase and its wholly-owned subsidiaries, mPower Technologies, Inc., Medds, Inc., mPhase Technologies India Private Limited effective March 19, 2019, and Alpha Predictions LLP effective June 30, 2019. All significant intercompany accounts and transactions have been eliminated in the consolidation.

mPower Technologies, Inc. is a New Jersey corporation and a wholly-owned consumer products subsidiary of mPhase Technologies, Inc. As this subsidiary had its last significant sale of Jump products during the first quarter of fiscal 2017, this product line is reflected as discontinued operations within these consolidated financial statements.

Reclassifications

Certain reclassifications of prior year amounts have been made to enhance comparability with the current year’s consolidated financial statements, including, but not limited to, presentation of certain items within the consolidated statements of operations and comprehensive loss, consolidated statements of cash flows, and certain notes to the consolidated financial statements.

Foreign Currency Translation and Transactions

The functional currencies of our operations in India and the United Kingdom are the Indian Rupee (“INR”) and the British Pound (“GBP”), respectively. Assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, and income and expense items are translated at the average exchange rates in effect during the applicable period. The aggregate effect of foreign currency translation is recorded in accumulated other comprehensive income/loss in our consolidated balance sheets. Our net investments in our Indian and United Kingdom operations are recorded at the historical rates and the resulting foreign currency translation adjustments, net of income taxes, are reported as other comprehensive income and accumulated other comprehensive income within stockholders’ equity in accordance with ASC 220 – Comprehensive Income. From the effective date of our India subsidiaries, mPhase Technologies India Private Limited and Alpha Predictions LLP, through June 30, 2019, foreign currency translation gains were not significant and did not have a material impact on the consolidated balance sheets or consolidated statements of operations.

The exchange rates used to translate amounts in INR (beginning March 19, 2019) and GBP (beginning May 11, 2020) into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet:

	June 30, 2020	June 30, 2019
Period-end INR: USD exchange rate	$0.01329	$0.01453
Period-end GBP: USD exchange rate	$1.23244	$-

Income statement:

	June 30, 2020	June 30, 2019
Average Annual INR: USD exchange rate	$0.01386	$0.01456
Average Annual GBP: USD exchange rate	$1.23680	$-

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated, as the case may be, at the rate on the date of the transaction and included in the results of operations as incurred.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates include the collectability of accounts receivable, estimated useful lives of finite-lived intangible assets, accrued expenses, valuation of derivative liabilities, stock-based compensation, and the deferred tax asset valuation allowance.

Segment Reporting

Although the Company has a number of operating divisions, separate segment data has not been presented, as they meet the criteria for aggregation as permitted by ASC Topic 280, Segment Reporting.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2020 and 2019

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with four financial institutions. Deposits held with the financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits, but may be redeemed upon demand. The Company performs periodic evaluations of the relative credit standing of the financial institutions. With respect to accounts receivable, the Company monitors the credit quality of its customers as well as maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.

Revenue Risk

Agreements which potentially subject the Company to concentrations of revenue risk consist principally of one customer agreement. For the years ended June 30, 2020 and 2019, this one customer accounted for approximately 100% and 100% of our total revenue, respectively. At June 30, 2020 and 2019, this one customer accounted for approximately 100% and 99% of our total accounts receivable, respectively.

Supplier Risk

Agreements which potentially subject the Company to concentrations of supplier risk consist principally of one supplier agreement. For the year ended June 30, 2020, this one supplier accounted for approximately 100% of our total cost of revenue. At June 30, 2020, this one supplier accounted for approximately 95% of our total accounts payable. As this supplier agreement was entered into during the year ended June 30, 2020, there were no transactions with this supplier during the year ended June 30, 2019.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at June 30, 2020 or 2019. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. At June 30, 2020 and 2019, the Company’s cash balances did not exceed the FDIC limit.

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events, and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. Additionally, to date, the Company has entered into three separate tri-party settlement and offset agreements with its largest customer and largest vendor, whereby the Company’s largest customer has agreed to direct funds due the Company for certain outstanding invoices, to the Company’s largest vendor to satisfy payment on behalf of the Company for certain outstanding invoices. To date, the aggregate amount of the three tri-party settlement and offset agreements has totaled $22,500,000. At June 30, 2020 and 2019, the Company determined there was no requirement for an allowance for doubtful accounts.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2020 and 2019

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment is depreciated based upon its estimated useful life after being placed in service. The estimated useful lives range from 3 to 7 years based upon asset class. When an asset is retired, sold or impaired, the resulting gain or loss is reflected in earnings. The Company incurred depreciation expense of $6,020 for the year ended June 30, 2020. The Company did not incur depreciation expense for the year ended June 30, 2019.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification (“ASC”) 360-10, “Property, Plant, and Equipment”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the years ended June 30, 2020 and 2019, the Company did not impair any long-lived assets.

Goodwill and Intangible Assets

Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of the net identified tangible and intangible assets acquired. The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. The Company tests goodwill for impairment by first comparing the fair value of the reporting unit to its carrying value. If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of impairment loss, if any. On June 30, 2020, we performed our annual evaluation of goodwill impairment and determined that the estimated fair value of our reporting unit exceeded its carrying value.

Patents and licenses are capitalized when the Company determines there will be a future benefit derived from such assets and are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset, generally five years. As of June 30, 2020, and 2019, the book value of patents and licenses of $214,383, has been fully amortized and no amortization expense was recorded for the years ended June 30, 2020 and 2019.

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

As of June 30, 2020, the book value of purchased and developed technology software of $3,759,021, included three technology platforms, a machine learning platform and two artificial intelligence platforms. For the year ended June 30, 2020, the Company incurred amortization expense of $923,904. For the year ended June 30, 2019, there was no amortization of either purchased technology platform.

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

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2020 and 2019

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

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities, due to related parties, and current and long-term debt. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. The fair value of short and long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value with the exception of the fair value of due to related parties as the fair value cannot be determined due to a lack of similar instruments available to the Company. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments. At June 30, 2020, the Company had a Level 3 financial instrument related to its derivative liability.

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board’s (“FASB”), Accounting Standards Codification (“ASC”) ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenues are recognized when control is transferred to customers in amounts that reflect the consideration the Company expects to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

Revenue is derived from the sale of artificial intelligence and machine learning focused technology products and related services. The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. In the event any discounts, sales incentives, or similar arrangements are agreed to with a customer, such amounts are estimated at time of sale and deducted from revenue. Sales taxes and other similar taxes are excluded from revenue (see Note 8).

Contract liabilities include amounts billed to customers in excess of revenue recognized and are presented as contract liabilities on the consolidated balance sheets (see Note 8).

A contract asset is recognized for incremental costs to obtain a customer contract that are recoverable, otherwise such incremental costs are expensed as incurred.

Cost of Revenue

Cost of revenue represents the cost of the artificial intelligence and machine learning focused technology products and related services sold during the periods presented.

Share-Based Compensation

The Company computes share based payments in accordance with the provisions of ASC Topic 718, Compensation – Stock Compensation and related interpretations. As such, compensation cost is measured on the date of grant at the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the grants.

Restricted stock awards are granted at the discretion of the compensation committee of the board of directors of the Company (the “Board of Directors”). These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of the Company’s common stock on the grant date.

The Company estimates the fair value of stock options and warrants by using the Black-Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are inputs into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is calculated based on the historical volatility of the Company’s common stock over the expected term of the option. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term.

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. The Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest.

The Company accounts for share–based payments granted to non–employees in accordance with ASC 505–50, “Equity Based Payments to Non–Employees.” The Company determines the fair value of the stock–based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily determinable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2020 and 2019

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

Convertible Debt Instruments

The Company records debt net of debt discount for beneficial conversion features and warrants, on a relative fair value basis. Beneficial conversion features are recorded pursuant to the Beneficial Conversion and Debt Topics of the Financial Accounting Standards Board (“FASB”) ASC. The amounts allocated to warrants and beneficial conversion rights are recorded as debt discount and as additional paid-in-capital. Debt discount is amortized to interest expense over the life of the debt using the effective interest method.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2020 and 2019

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Income Taxes

The Company accounts for income taxes in accordance with Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities and net operating loss and tax credit carryforwards given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740. At June 30, 2020 and 2019, the Company had a full valuation allowance against its deferred tax assets.

ASC 740 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company’s tax returns for its June 30, 2020, 2019, 2018, and 2017 tax years may be selected for examination by the taxing authorities as the statute of limitations remains open.

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices for the years ended June 30, 2020 and 2019.

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

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2020 and 2019

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In computing diluted EPS, only potential common shares that are dilutive, those that reduce EPS or increase loss per share, are included. The effect of contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the years ended June 30, 2020 and 2019, as we incurred a net loss for such periods. At June 30, 2020, there were outstanding warrants to purchase up to 37,390,452 shares of the Company’s common stock, notes payable with convertible features that if converted, would total 2,529,007 shares of the Company’s common stock, 2,666,666 shares of the Company’s common stock to be issued in conjunction with the CloseComms acquisition, and 115,817 restricted shares of the Company’s common stock to be issued upon vesting pursuant to the terms of an employment agreement with its Chief Financial Officer. At June 30, 2019, there were outstanding warrants to purchase up to 4,985,394 shares of the Company’s common stock, and notes payable held by a third party and former officer with convertible features that if converted, would total 232,750 shares of the Company’s common stock, which may dilute future EPS.

Modification/Extinguishment of Debt

In accordance with ASC 470, a modification or an exchange of debt instruments that adds or eliminates a conversion option that was substantive at the date of the modification or exchange is considered a substantive change and is measured and accounted for as extinguishment of the original instrument along with the recognition of a gain or loss. Additionally, under ASC 470, a substantive modification of a debt instrument is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. A substantive modification is accounted for as an extinguishment of the original instrument along with the recognition of a gain or loss.

Recently Adopted Accounting Standards

Effective July 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842, which amends certain aspects of the new lease standard. The Company determined that all of its leases were short-term in nature resulting in the adoption of ASU 2016-02 not having an impact on its consolidated financial statements.

Effective July 1, 2019, the Company adopted ASU 2017-11, Update to Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The ASU makes limited changes to the guidance on classifying certain financial instruments as either liabilities or equity. The ASU is intended to improve (1) the accounting for instruments with “down-round” provisions and (2) the readability of the guidance in ASC 480 on distinguishing liabilities from equity by replacing the indefinite deferral of certain pending content with scope exceptions. The Company determined the adoption of ASU 2017-11 did not have an impact on its consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

During August 2020, the FASB issued ASU 2020-06, to modify and simplify the application of U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. The standard is effective for the Company as of July 1, 2024, with early adoption permitted. The Company is reviewing the impact of this guidance on its consolidated financial statements.

During August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concept Statement, including the consideration of costs and benefits. The standard is effective for the Company as of July 1, 2020, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2020 and 2019

NOTE 4: PROPERTY AND EQUIPMENT

At June 30, 2020 and 2019, the Company’s property and equipment consist of the following:

	June 30,
	2020	2019
Computer equipment	$135,360	$110,331
Research and development equipment	48,383	48,383
Furniture and fixtures	52,025	51,835
Property and equipment, at cost	235,768	210,549
Less: accumulated depreciation	(203,099)	(199,501)
Property and equipment, net	$32,669	$11,048

The Company recorded $6,020 of depreciation expense for the year ended June 30, 2020. The Company did not record any depreciation expense for the year ended June 30, 2019. There was no property and equipment impairments recorded for the years ended June 30, 2020 and 2019.

NOTE 5: BUSINESS ACQUISITION

On June 30, 2019, the Company acquired 99% of the outstanding common shares of Alpha Predictions LLP (“Alpha Predictions”). Alpha Predictions is an India-based technology company that has developed a suite of commercial data analysis products for use across multiple industries. This acquisition has been integrated into our international operations and as expected, has driven revenue growth and innovation.

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

The acquired intangible asset – developed software was recognized at fair value as of the acquisition date and subject to a useful life of 3 years.

The fair value of the one-percent noncontrolling interest in Alpha Predictions was determined to be immaterial, based on extrapolation of the price paid by the Company for its controlling interest and consideration of any potential control premiums.

Acquisition-related costs expensed by the Company were immaterial for the year ended June 30, 2019. There were no acquisition-related costs incurred by the Company for the year ended June 30, 2020.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2020 and 2019

NOTE 5: BUSINESS ACQUISITION (continued)

The revenue and net loss of the combined entity had the acquisition date been July 1, 2018, are as follows for the year ended June 30, 2019:

Supplemental pro forma:
Revenue	$4,554,594
Net loss	$(2,959,165)

Supplemental pro forma amounts were calculated after applying adjustments to reflect amortization of acquired intangible asset – purchased software that would have been charged had the acquisition date been July 1, 2017. For the year ended June 30, 2020, supplemental pro forma amounts are not presented as the actual consolidated financial results of the Company include the financial results of Alpha Predictions for such period.

NOTE 6: OTHER ACQUISITIONS

On May 11, 2020, the Company entered into an Asset Purchase Agreement to acquire all assets owned, used or held in connection with the business, other than excluded assets and assumed certain liabilities of CloseComms Limited (“CloseComms”), in exchange for 2,666,666 shares of the Company’s restricted common stock valued at $955,466. The most substantial acquired asset was a patented, software application platform that can be integrated into a retail customer’s existing Wi-Fi infrastructure, giving the retailer important customer data and enabling AI-enhanced, targeted promotions to drive store traffic and sales. Other acquired assets included cash and computer and office equipment, while assumed liabilities included certain compensation related liabilities attributed to engaging the operational team on a consulting basis for a minimum of one (1) year. At June 30, 2020, the CloseComms technology platform has not been placed in service, but is expected to be during fiscal year 2021.

Pursuant to ASU 2017-01 and ASC 805, the Company analyzed the operations of CloseComms and the related agreements to determine if the Company acquired a business or acquired assets. The gross assets include the intellectual property (the patented, software application platform - determined to be a single intangible asset), cash, and computer and office equipment. The Company concluded that substantially all of the fair values of the gross assets acquired is not concentrated in a single identifiable asset or group of similar identifiable assets.

The Company considered the criteria in 805-10-55 to determine whether the set includes both inputs and a substantive process that together significantly contribute to the ability to create outputs. The Company determined the assets acquired and liabilities assumed is not a business because: 1) the Company did not acquire a workforce that is critical to generating outputs as the CloseComms workforce was not acquired, and 2) there were no acquired critical processes, including any critical processes to generate revenue. Accordingly, the transaction was not considered a business.

The relative fair value of the assets acquired and liabilities assumed, were based on management’s estimates of the fair values on May 11, 2020. The following table summarizes the consideration paid and based upon the purchase price allocation, the estimated relative fair value of the assets acquired and liabilities assumed at the acquisition date:

Consideration
2,666,666 shares of mPhase Technologies, Inc. common stock to be issued valued at $0.3583 per share	$955,466
Fair value of total consideration transferred	955,466

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	70,000
Property and equipment	35,956
Intangible asset – purchased software	954,918
Accounts payable	(2,667)
Other current liabilities	(102,7413)
Total acquired net assets	$955,466

On February 15, 2019, the Company acquired the Travel Buddhi developed software for $115,281, which included all rights, software, and code of the technology platform. During the fiscal year ended June 30, 2019, $55,000 of the Travel Buddhi purchase price was paid and $60,281 remained outstanding at June 30, 2020. At June 30, 2020, the Travel Buddhi technology platform has not been placed in service, but is expected to be during fiscal year 2021.

For each of these acquisitions, all assets have been recorded at fair value for both book and tax purposes, and therefore no deferred taxes have been recorded in regard to either acquisition.

NOTE 7: INTANGIBLE ASSET – PURCHASED SOFTWARE, NET

Intangible asset – Purchased Software, net, is comprised of the following at:

	June 30,
	2020	2019
Purchased software	$3,759,021	$3,025,801
Less: accumulated amortization	(923,904)	-
Purchased software, net	$2,835,117	$3,025,801

Intangible asset – Purchased Software consists of the following three developed software technologies:

Alpha Predictions purchased software	$1,772,312
Travel Buddhi purchased software	113,099
CloseComms purchased software	949,706
Total purchased software	$2,835,117

The Alpha Predictions developed software was acquired as further described in Note 5. The Travel Buddhi and CloseComms developed software were acquired as further described in Note 6. At June 30, 2020, the Travel Buddhi and CloseComms technology platforms have not been placed in service, but are expected to be during fiscal year 2021.

Developed software costs are amortized on a straight-line basis over three years. Amortization of developed software costs is included in depreciation and amortization within the consolidated statements of operations.

The Company recorded $923,904 of amortization expense for the year ended June 30, 2020. The Company did not record any amortization expense for the year ended June 30, 2019.

Future amortization expense related to the existing net carrying amount of developed software at June 30, 2020 is expected to be as follows:

Fiscal year 2021	$1,063,290
Fiscal year 2022	1,240,425
Fiscal year 2023	354,268
Fiscal year 2024	177,134
$2,835,117

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2020 and 2019

NOTE 8: REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table presents our revenue disaggregated by category and primary geographic regions within our single reporting segment:

	For the Year Ended
	June 30,
	2020	2019
Categories:
Subscription	$24,720,000	$-
Service and support	3,515,438	-
Application development and implementation	2,040,984	-
Technology platform (one-time instance sale)	-	2,500,000
Total revenue	$30,276,422	$2,500,000

Primary Geographic Regions:
India	100%	100%
	100%	100%

The following table presents our long-lived assets by primary geographic regions within our single reporting segment:

	For the Year Ended
	June 30,
	2020	2019
India	$1,901,040	$3,045,927
United Kingdom	982,052	-
Total long-lived assets	$2,883,092	$3,045,927

For the years ended June 30, 2020 and 2019, the Company was subject to revenue concentration risk as one customer accounted for approximately 100% and 100% of our total revenue, respectively.

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

Contract Liabilities

Contract liabilities include amounts billed to the customer in excess of revenue recognized and are presented as contract liabilities on the consolidated balance sheets. At June 30, 2020 contract liabilities totaled $219,652. At June 30, 2019 there were no contract liabilities.

The following table presents a reconciliation of the contract liabilities from June 30, 2019 to June 30, 2020:

June 30, 2019	$-
Contract liability deferral	254,732
Amortization of contract liability to revenue	(35,080)
June 30, 2020	$219,652

Practical Expedient

The Company has elected a practical expedient to omit certain disclosures about the transaction price allocated to remaining performance obligations for contracts with terms of one year or less.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2020 and 2019

NOTE 9: ACCRUED EXPENSES

Accrued expenses is comprised of the following at:

	June 30,
	2020	2019
Accrued interest	$118,161	$104,179
Accrued wages	485,647	208,353
Other expenses	520,034	150,601
Accrued payment for acquired technology intangible asset	-	2,905,668
Total accrued expenses	$1,123,842	$3,368,801

NOTE 10: NOTES PAYABLE

Notes payable is comprised of the following:

	June 30,
	2020	2019
Note payable, SBA – Paycheck Protection Program [1]	$33,388	$-
Note payable, SBA – Economic Injury Disaster Loan [2]	154,540	-
Note payable, John Fife (dba St. George Investors)/Judgment Settlement Agreement [3]	771,702	855,660
Total notes payable	$959,630	$855,660
Less: current portion of notes payable	(792,171)	(855,660)
Long-term portion of notes payable	$167,459	$-

[1] effective April 28, 2020, the Company entered into a promissory note with an approved lender in the principal amount of $33,333. The note was approved under the provisions of the Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”) and the terms of the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program. The note accrues interest for the first six months following the issuance date at a rate of 1% per annum, (increasing to 6% per annum upon the occurrence of an Event of Default (as defined in the note)), and beginning November 28, 2020, requires 18 monthly payments of $1,876 each, consisting of principal and interest until paid in full on April 28, 2022. The note may be prepaid by the Company at any time prior to the maturity date with no prepayment penalties. Additionally, any portion of the note up to the entire principal and accrued interest balance may be forgiven in the event the Company satisfies certain requirements as determined by the CARES Act. The Company expects to satisfy the requirements for forgiveness of the entire principal and accrued interest balance and will apply for such forgiveness by the deadline. At June 30, 2020, $15,007 was recorded as a current liability within notes payable and $18,381 was recorded as a long-term liability within notes payable, net of current portion with the consolidated balance sheets.

[2] effective May 28, 2020, the Company entered into a promissory note and security agreement with the U.S. Small Business Administration (“SBA”) in the principal amount of $150,000. The note was approved under the provisions of the Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”) and the terms of the COVID-19 Economic Injury Disaster Loan (“EIDL”) program of the U.S. Small Business Administration’s EIDL Program. The note accrues interest at a rate of 3.75% per annum, and beginning May 28, 2021, requires monthly payments of $731 each, consisting of principal and interest until paid in full on May 28, 2050. The note may be prepaid by the Company at any time prior to the maturity date with no prepayment penalties. Additionally, this promissory note is collateralized by certain of the Company’s property as specified within the security agreement. Furthermore, on June 4, 2020, the Company received $4,000 from the SBA, which it is currently working to obtain details from the SBA regarding this amount. As such, at June 30, 2020, the Company recorded this amount as a current liability. At June 30, 2020, $5,462 was recorded as a current liability within notes payable and $149,078 was recorded as a long-term liability within notes payable, net of current portion with the consolidated balance sheets.

[3] effective December 10, 2018, the Company entered into a “Judgment Settlement Agreement” to satisfy in full the Forbearance Agreement with Fife that was previously in effect. As a result, under the Judgment Settlement Agreement, no shares of the Company’s common stock are issuable or eligible to be converted into. Under the terms of the Judgment Settlement Agreement, the Company was required to pay $15,000 per month from January 15, 2019 through and including February 15, 2020, with a final payment of $195,000 which was due and payable in March of 2020. The Company made all required payments with the exception of the final payment of $195,000 which was due and payable in March of 2020. On August 17, 2020, the Company entered into a second amendment (the “Second Amendment”) to the Judgement Settlement Agreement, whereby the Company issued a convertible promissory note in the principal amount of $300,000 (the “Note”) to repay the amounts still outstanding under the Judgment Settlement Agreement. The Note matures on August 17, 2021, bears interest at a rate of 10% per annum, requires certain monthly minimum cash payments as specified in the Note, and is convertible into shares of the Company’s common stock, par value $0.01 per share, at a conversion price as specified in the Note. The Note may be prepaid by the Company at any time prior to maturity without penalty. Failure to make any of the payments, when due, will result in an additional debt obligation, inclusive of principal and interest at the date of default to be immediately due and payable by the Company. The ultimate final payment amount is expected to be less than the liability balance of $771,702 presented as liabilities in arrears – judgement settlement agreement on the consolidated balance sheets.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2020 and 2019

NOTE 11: Convertible Debt Arrangements

JMJ Financial

At June 30, 2020 and 2019, the amount recorded in current liabilities for the one convertible note and accrued interest thereon due to JMJ Financial was $209,330 and $193,287, respectively. During the fiscal years ended June 30, 2020 and 2019 the Company recorded $16,043 and $14,766, respectively of interest for the outstanding convertible note.

At June 30, 2020 and 2019, the aggregate remaining amount of convertible securities held by JMJ could be converted into 10,466 and 9,664 shares, respectively, with a conversion price of $20.

MH Investment Trust II

On April 10, 2019 the Company repaid $3,000 that was accepted as payment, in full, for the convertible promissory note to M.H. Investment Trust II. At the time of the payment, the outstanding principal balance and accrued interest was $3,333 and $3,737, respectively. As a result of the settlement payment, the Company recognized a gain on extinguishment of debt of $4,070.

Accredited Investors

On June 19, 2019, the Company entered into a securities purchase agreement with an accredited investor (“Lender”) and issued an 8% convertible promissory note in the principal amount of $78,000 to the Lender with a maturity date of June 19, 2020. The Company received net proceeds in the amount of $45,800, with $25,000 refinancing a prior convertible promissory note due to the Lender that had been in default, $3,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note and $4,200 being paid to the Company’s Transfer Agent to satisfy an outstanding balance. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $103,161, deferred financing costs of $3,000 and debt discount of $75,000. The deferred financing costs and debt discount were being amortized over the term of the note. During December 2019, the Company paid-off the aggregate balance of the convertible promissory note, including accrued interest and prepayment amount.

On July 30, 2019, the Company entered into a securities purchase agreement with an accredited investor (“Lender”) and issued an 8% convertible promissory note in the principal amount of $53,000 to the Lender with a maturity date of July 30, 2020. The Company received net proceeds in the amount of $50,000 as a result of $3,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $116,014, deferred financing costs of $3,000 and debt discount of $50,000. The deferred financing costs and debt discount were being amortized over the term of the note. During January 2020, the Company paid-off the aggregate balance of the convertible promissory note, including accrued interest and prepayment amount.

On August 23, 2019, the Company issued a 6% convertible promissory note to an accredited investor in the principal amount of $5,000 with a maturity date of August 23, 2020. This convertible debenture converts at a price of $0.25 per share. At June 30, 2020, the aggregate balance of the convertible promissory note and accrued interest was $5,000 and $270, respectively.

On September 5, 2019, the Company entered into a securities purchase agreement with an accredited investor (“Lender”) and issued an 8% convertible promissory note in the principal amount of $53,000 to the Lender with a maturity date of September 5, 2020. On September 9, 2019, the Company received net proceeds in the amount of $46,800 as a result of $3,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note and $3,200 being paid to the Company’s Transfer Agent to satisfy an outstanding balance. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $104,860, deferred financing costs of $3,000 and debt discount of $50,000. The deferred financing costs and debt discount were being amortized over the term of the note. During February 2020, the Company paid-off the aggregate balance of the convertible promissory note, including accrued interest and prepayment amount.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2020 and 2019

NOTE 11: Convertible Debt Arrangements (continued)

On September 24, 2019, the Company entered into a securities purchase agreement with accredited investors (“Lenders”) and issued 8% convertible promissory notes in the principal amount of $124,200 (including an aggregate of $9,200 in original issue discounts) to the Lenders with maturity dates of September 24, 2020. On September 27, 2019, the Company received net proceeds in the amount of $112,000 as a result of $3,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory notes. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $208,335, original issue discount of $9,200, deferred financing costs of $3,000 and debt discount of $112,000. The original issue discount, deferred financing costs and debt discount were being amortized over the term of the note. On various dates through June 30, 2020, an aggregate of $124,200 of the outstanding principal and $5,228 of accrued interest was converted into an aggregate of 883,593 shares of the Company’s common stock, fully satisfying this obligation. The Company recorded a loss on extinguishment of debt of $53,123 as a result of the Company issuing shares of its common stock to satisfy this obligation.

On December 2, 2019, the Company entered into a securities purchase agreement with an accredited investor (“Lender”) and issued an 8% convertible promissory note in the principal amount of $200,000 (including a $7,500 original issue discount) to the Lender with a maturity date of December 2, 2020. On December 2, 2019, the Company received net proceeds in the amount of $182,500 as a result of $10,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at the greater of (i) $0.50 per share or (ii) 60% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $588,000, original issue discount of $7,500, deferred financing costs of $10,000 and debt discount of $182,500. The original issue discount, deferred financing costs and debt discount are being amortized over the term of the note. On April 21, 2020, the Company entered into Amendment #1 to this convertible note amending the conversion price. As a result of this amendment, the fair value of the conversion feature increased by $211,803. On various dates through June 30, 2020, an aggregate of $175,000 of the outstanding principal and $7,499 of accrued interest was converted into an aggregate of 2,717,417 shares of the Company’s common stock. The Company recorded a loss on extinguishment of debt of $148,306 as a result of the Company issuing shares of its common stock to satisfy the converted portion of this obligation. At June 30, 2020, the aggregate balance of the convertible promissory note and accrued interest was $25,000 and $1,138, respectively. At June 30, 2020, the aggregate balance of the convertible promissory note, net of original issue discount, deferred financing costs, and debt discount was $14,452.

On December 2, 2019, the Company entered into a securities purchase agreement with an accredited investor (“Lender”) and issued an 8% convertible promissory note in the principal amount of $78,000 to the Lender with a maturity date of December 2, 2020. On December 4, 2019, the Company received net proceeds in the amount of $75,000 as a result of $3,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $256,855, deferred financing costs of $3,000 and debt discount of $75,000. The deferred financing costs and debt discount were being amortized over the term of the note. During June 2020, the Company paid-off the aggregate balance of the convertible promissory note, including accrued interest and prepayment amount.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2020 and 2019

NOTE 11: Convertible Debt Arrangements (continued)

On December 2, 2019, the Company entered into a securities purchase agreement with an accredited investor (“Lender”) and issued an 8% convertible promissory note in the principal amount of $135,000 (including a $6,750 original issue discount) to the Lender with a maturity date of December 2, 2020. On December 3, 2019, the Company received net proceeds in the amount of $122,000 as a result of $6,250 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at the greater of (i) $0.50 per share or (ii) 60% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $396,900, original issue discount of $6,750, deferred financing costs of $6,250 and debt discount of $122,000. The original issue discount, deferred financing costs and debt discount are being amortized over the term of the note. On April 21, 2020, the Company entered into Amendment #1 to this convertible note amending the conversion price. As a result of this amendment, the fair value of the conversion feature increased by $142,967. On various dates through June 30, 2020, an aggregate of $85,000 of the outstanding principal and $3,736 of accrued interest was converted into an aggregate of 982,375 shares of the Company’s common stock. The Company recorded a loss on extinguishment of debt of $7,235 as a result of the Company issuing shares of its common stock to satisfy the converted portion of this obligation. At June 30, 2020, the aggregate balance of the convertible promissory note and accrued interest was $50,000 and $2,331, respectively. At June 30, 2020, the aggregate balance of the convertible promissory note, net of original issue discount, deferred financing costs, and debt discount was $28,904.

On December 17, 2019, the Company entered into a securities purchase agreement with an accredited investor (“Lender”) and issued an 8% convertible promissory note in the principal amount of $81,000 (including a $6,000 original issue discount) to the Lender with a maturity date of December 17, 2020. On December 17, 2019, the Company received net proceeds in the amount of $73,500 as a result of $1,500 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $204,986, original issue discount of $6,000, deferred financing costs of $1,500 and debt discount of $73,500. The original issue discount, deferred financing costs and debt discount are being amortized over the term of the note. On various dates through June 30, 2020, an aggregate of $71,000 of the outstanding principal was converted into an aggregate of 1,288,977 shares of the Company’s common stock. The Company recorded a gain on extinguishment of debt of $10,072 as a result of the Company issuing shares of its common stock to satisfy the converted portion of this obligation. At June 30, 2020, the aggregate balance of the convertible promissory note and accrued interest was $10,000 and $3,415, respectively. At June 30, 2020, the aggregate balance of the convertible promissory note, net of original issue discount, deferred financing costs, and debt discount was $5,370.

On January 9, 2020, the Company entered into a securities purchase agreement with an accredited investor (“Lender”) and issued an 8% convertible promissory note in the principal amount of $110,000 (including a $5,000 original issue discount) to the Lender with a maturity date of January 9, 2021. On January 13, 2020, the Company received net proceeds in the amount of $100,000 as a result of $5,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at a price of $0.50 per share, however, in the event the closing bid price of the Company’s common stock is less than $0.70 per share on any day while this convertible promissory note is outstanding, this convertible debenture will convert at 60% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $217,338, original issue discount of $5,000, deferred financing costs of $5,000 and debt discount of $100,000. The original issue discount, deferred financing costs and debt discount are being amortized over the term of the note. At June 30, 2020, the aggregate balance of the convertible promissory note and accrued interest was $110,000 and $4,195, respectively. At June 30, 2020, the aggregate balance of the convertible promissory note, net of original issue discount, deferred financing costs and debt discount was $52,137.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2020 and 2019

NOTE 11: Convertible Debt Arrangements (continued)

On January 21, 2020, the Company entered into a securities purchase agreement with an accredited investor (“Lender”) and issued an 8% convertible promissory note in the principal amount of $68,000 to the Lender with a maturity date of January 21, 2021. On January 23, 2020, the Company received net proceeds in the amount of $65,000 as a result of $3,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $127,475, deferred financing costs of $3,000 and debt discount of $65,000. The deferred financing costs and debt discount are being amortized over the term of the note. At June 30, 2020, the aggregate balance of the convertible promissory note and accrued interest was $68,000 and $2,414, respectively. At June 30, 2020, the aggregate balance of the convertible promissory note, net of deferred financing costs and debt discount was $30,181.

On February 24, 2020, the Company entered into a securities purchase agreement with an accredited investor (“Lender”) and issued an 8% convertible promissory note in the principal amount of $53,000 to the Lender with a maturity date of February 24, 2021. On February 26, 2020, the Company received net proceeds in the amount of $50,000 as a result of $3,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $85,377, deferred financing costs of $3,000 and debt discount of $50,000. The deferred financing costs and debt discount are being amortized over the term of the note. At June 30, 2020, the aggregate balance of the convertible promissory note and accrued interest was $53,000 and $1,487, respectively. At June 30, 2020, the aggregate balance of the convertible promissory note, net of deferred financing costs and debt discount was $18,586.

On March 3, 2020, the Company entered into a securities purchase agreement with an accredited investor (“Lender”) and issued an 8% convertible promissory note in the principal amount of $63,000 to the Lender with a maturity date of March 3, 2021. On March 5, 2020, the Company received net proceeds in the amount of $60,000 as a result of $3,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $95,397, deferred financing costs of $3,000 and debt discount of $60,000. The deferred financing costs and debt discount are being amortized over the term of the note. At June 30, 2020, the aggregate balance of the convertible promissory note and accrued interest was $63,000 and $1,657, respectively. At June 30, 2020, the aggregate balance of the convertible promissory note, net of deferred financing costs and debt discount was $20,712.

On June 2, 2020, the Company entered into a securities purchase agreement with an accredited investor (“Lender”) and issued an 8% convertible promissory note in the principal amount of $78,000 to the Lender with a maturity date of June 2, 2021. On June 3, 2020, the Company received net proceeds in the amount of $75,000 as a result of $3,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $141,925, deferred financing costs of $3,000 and debt discount of $75,000. The deferred financing costs and debt discount are being amortized over the term of the note. At June 30, 2020, the aggregate balance of the convertible promissory note and accrued interest was $78,000 and $496, respectively. At June 30, 2020, the aggregate balance of the convertible promissory note, net of deferred financing costs and debt discount was $6,197.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2020 and 2019

NOTE 11: Convertible Debt Arrangements (continued)

On June 12, 2020, the Company entered into a securities purchase agreement with an accredited investor (“Lender”) and issued an 8% convertible promissory note in the principal amount of $103,000 to the Lender with a maturity date of June 12, 2021. On June 16, 2020, the Company received net proceeds in the amount of $100,000 as a result of $3,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $182,451, deferred financing costs of $3,000 and debt discount of $100,000. The deferred financing costs and debt discount are being amortized over the term of the note. At June 30, 2020, the aggregate balance of the convertible promissory note and accrued interest was $103,000 and $429, respectively. At June 30, 2020, the aggregate balance of the convertible promissory note, net of deferred financing costs and debt discount was $8,101.

At June 30, 2020 and June 30, 2019, there was $565,000 and $78,000 of convertible notes payable outstanding, net of discounts of $375,359 and $75,649, respectively.

During the year ended June 30, 2020 and 2019, amortization of original issue discount, deferred financing costs, and debt discounts amounted to $899,491 and $2,350, respectively.

During the year ended June 30, 2020, $477,763 of convertible notes, including fees and interest, were converted into 5,872,362 shares of the Company’s common stock. During the year ended June 30, 2019, there were no conversions of convertible notes into shares of the Company’s common stock.

At June 30, 2020, the Company was in compliance with the terms of the Accredited Investors convertible promissory notes.

Notes payable under convertible debt and debenture agreements, net is comprised of the following:

	June 30,
	2020	2019
JMJ Financial	$109,000	$109,000
Accredited Investors	565,000	78,000
Unamortized OID, deferred financings costs, and debt discounts	(375,359)	(75,649)
Total convertible debt arrangements, net	$298,641	$111,351

At June 30, 2020 and 2019, the outstanding balances are reflected as current liabilities within our consolidated balance sheets. At June 30, 2020 and 2019, accrued interest on these convertible notes of $116,619 and $84,475, respectively, is included within accrued expenses of the consolidated balance sheets.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2020 and 2019

NOTE 12: DERIVATIVE LIABILITY

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from June 30, 2018 to June 30, 2020:

Conversion feature derivative liability
June 30, 2018	$-
Initial fair value of derivative liability recorded as debt discount	75,000
Initial fair value of derivative liability recorded as deferred financing costs	3,000
Initial fair value of derivative liability charged to other expense	25,161
Loss on change in fair value included in earnings	30,508
June 30, 2019	133,669
Initial fair value of derivative liability recorded as debt discount	1,115,000
Initial fair value of derivative liability charged to other expense	1,610,913
Gain on change in fair value included in earnings	(1,961,951)
June 30, 2020	$897,631

Total derivative liability at June 30, 2020 and 2019 amounted to $897,631 and $133,669, respectively. The change in fair value included in earnings of $1,961,951 is due in part to the quoted market price of the Company’s common stock decreasing from $0.85 at June 30, 2019 to $0.08 at June 30, 2020, coupled with substantially reduced conversion prices due to the effect of “ratchet” provisions incorporated within the convertible notes payable.

The Company used the following range of assumptions for determining the fair value of the convertible instruments granted under the binomial pricing model with binomial simulations at June 30, 2020:

Expected volatility	195.3% - 250.8%
Expected term	5.1 – 11.4 months
Risk-free interest rate	0.16% - 0.18%
Stock price	$0.08

The Company recognizes its derivative liabilities as Level 3 and values its derivatives using the methods discussed below. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed are that of volatility and market price of the underlying common stock of the Company.

At June 30, 2020, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2020 and 2019:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability, June 30, 2020	$-	$-	$897,631

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability, June 30, 2019	$-	$-	$133,669

NOTE 13: STOCKHOLDERS’ EQUITY

At June 30, 2020, the total number of shares of all classes of stock that the Company shall have the authority to issue is 100,001,000 shares consisting of 100,000,000 shares of common stock, $0.01 par value per share, of which 19,318,679 shares are issued, 19,174,492 shares are outstanding and 2,666,666 shares are to be issued at June 30, 2020, and 1,000 shares of preferred stock, par value $0.01 per share of which 1,000 shares have been designated as Series A Super Voting Preferred of which 1,000 are issued and outstanding at June 30, 2020.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2020 and 2019

NOTE 13: STOCKHOLDERS’ EQUITY (continued)

On January 4, 2019 the State of New Jersey accepted an Amendment to the Company’s Certificate of Incorporation providing for the increase in authorized shares of common stock to 125,000,000,000 shares and the change to no par value.

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

On June 10, 2020, the Company’s Board of Directors approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”) to increase the number of authorized shares of common stock of the Company to 250,000,000 shares from 100,000,000 shares. On July 14, 2020, the Company filed a Certificate of Amendment to its Certificate of Incorporation to increase its authorized common stock from 100,000,000 shares to 250,000,000 shares.

On August 3, 2020, the Company’s Board of Directors approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”) to increase the number of authorized shares of common stock of the Company to 500,000,000 shares from 250,000,000 shares. On August 4, 2020, the Company filed a Certificate of Amendment to its Certificate of Incorporation to increase its authorized common stock from 250,000,000 shares to 500,000,000 shares.

Common Stock

Private Placements

During the year ended June 30, 2020, the Company received $347,000 of net proceeds from the issuance of 1,129,577 shares of common stock in private placements with accredited investors. During the year ended June 30, 2020, the Company issued 11,003 shares of common stock valued at $11,250 for finder’s services related to certain of these private placements.

During the year ended June 30, 2019, the Company received $193,000 of net proceeds from the issuance of 640,000 shares of common stock and 132,000 shares of common stock to be issued in private placements with accredited investors, incurring no finder’s fees.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2020 and 2019

NOTE 13: STOCKHOLDERS’ EQUITY (continued)

Stock Award Payable

During the year ended June 30, 2020, the Company did not issue any shares of common stock to former officers, outside directors, or strategic consultants.

During the year ended June 30, 2019, Messrs. Durando, Dotoli and Smiley received 800,000 shares of common stock, which were valued at $400,000, Mr. Biderman a former outside Director received 200,000 shares of common stock, which were valued at $100,000 and strategic consultants received 150,000 shares of common stock, which were valued at $75,000. In the aggregate, this group received a total of 1,150,000 shares of common stock, which were valued at $0.50 per share or $575,000, based on the closing price of the Company’s common stock on September 24, 2018. The $575,000 was included in accrued expenses at June 30, 2018.

Stock Based Compensation – Common Stock Grants

During the year ended June 30, 2020, the Company issued 231,635 restricted shares of its common stock to Mr. Cutchens, the Company’s Chief Financial Officer, which were granted on June 1, 2019 (the “Grant Date”), pursuant to the terms of an employment agreement with the Company. The restricted shares of common stock vest 25% on the six-month, 1 year, 2 year, and 3 year anniversaries of the Grant Date. At June 30, 2020, 115,818 shares of common stock have vested and 115,817 shares remain unvested. During the years ended June 30, 2020 and 2019, the Company recorded $133,142 and $16,464, respectively, of stock-based compensation expense related to the vested portion of this award.

During the year ended June 30, 2019, the Company issued 2,620,899 shares of its common stock to Mr. Bhatnagar, the Company’s President and Chief Executive Officer, which were granted on January 11, 2019 (the “Grant Date”), pursuant to the terms of an employment agreement and related transition agreement with the Company. The shares of common stock were immediately vested and the Company recorded $1,310,449 of stock-based compensation expense during the year ended June 30, 2019.

Conversion of Service Fees

During the year ended June 30, 2020, the Company issued 62,000 shares of common stock, valued at $46,500, to a former officer who provided services to the Company.

During the year ended June 30, 2020, the Company issued 294,654 shares of common stock to a number of related parties and strategic consultants in connection with prior services provided to the Company. The shares issued were valued at $219,517. During the year ended June 30, 2019, the Company issued 3,898,733 shares of common stock and had 329,553 shares of common stock to be issued to a number of related parties and strategic consultants in connection with prior services provided to the Company. The shares issued were valued at $1,883,445.

Conversion of Debt Securities

During the year ended June 30, 2020, $477,763 of convertible notes, including fees and interest, were converted into 5,872,362 shares of the Company’s common stock by accredited investors, valued at $1,054,204. During the year ended June 30, 2019, there were no conversions of convertible notes into shares of the Company’s common stock.

Reserved Shares – Common Stock

At June 30, 2020, the convertible promissory notes entered into with accredited investors require the Company to reserve approximately 87,000,000 shares of its Common Stock for potential future conversions under such instruments.

At June 30, 2020, 7,202 shares of the Company’s Common Stock remain subject to be returned to the Company’s treasury for cancellation. Such shares were not sold as part of 8,000 shares of the Company’s Common Stock that was advanced during fiscal year 2014 under an Equity Line of Credit.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2020 and 2019

NOTE 13: STOCKHOLDERS’ EQUITY (continued)

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

For the year ended June 30, 2020, as the Company’s revenue exceeded $30,000,000, Mr. Bhatnagar earned the remaining warrants to acquire 32,405,058 shares of the Company’s common stock under the provisions of the Warrant Agreement. As of the year ended June 30, 2019, as the Company’s revenue achieved $2,500,000, Mr. Bhatnagar earned warrants to acquire 4,985,394 shares of the Company’s common stock under the provisions of the Warrant Agreement. At June 30, 2020, Mr. Bhatnagar has earned the maximum available warrants to acquire 37,390,452 shares of the Company’s common stock under the provisions of the Warrant Agreement.

For the years ended June 30, 2020 and 2019, the Company recognized $16,202,529 and $2,492,697, respectively, of stock-based compensation expense related to the earned warrants.

The Company estimates the fair value of each option award on the date of grant using a black-scholes option valuation model that uses the assumptions noted in the table below. Because black-scholes option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were utilized during the years ended June 30, 2020 and 2019:

Expected volatility	21,779.77%
Weighted-average volatility	21,779.77%
Expected dividends	0%
Expected term (in years)	5.0
Risk-free rate	2.52%

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2020 and 2019

NOTE 13: STOCKHOLDERS’ EQUITY (continued)

The following table sets forth common stock purchase warrants outstanding at June 30, 2020:

	Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding, June 30, 2019	4,985,394	$0.50	$-
Warrants earned	32,405,058	0.50	-
Warrants forfeited	-	-	-
Outstanding, June 30, 2020	37,390,452	$0.50	$-

Common stock issuable upon exercise of warrants	37,390,452	$0.50	$-

	Common Stock Issuable Upon Exercise of Warrants Outstanding			Common Stock Issuable Upon Warrants Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2020	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2020	Weighted Average Exercise Price
$0.50	37,390,452	4.30	$0.50	37,390,452	$0.50
	37,390,452	4.30	$0.50	37,390,452	$0.50

The following table sets forth common stock purchase warrants outstanding at June 30, 2019:

	Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding, June 30, 2018	-	$-	$-
Warrants earned	4,985,394	0.50	-
Warrants forfeited	-	-	-
Outstanding, June 30, 2019	4,985,394	$0.50	$-

Common stock issuable upon exercise of warrants	4,985,394	$0.50	$-

	Common Stock Issuable Upon Exercise of Warrants Outstanding			Common Stock Issuable Upon Warrants Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2019	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2019	Weighted Average Exercise Price
$0.50	4,985,394	4.75	$0.50	4,985,394	$0.50
	4,985,394	4.75	$0.50	4,985,394	$0.50

Settlement and New Funding Share Reserves

The Company agreed to reserve a total of 3,000,000 shares of its common stock of which 532,040 shares of common stock were reserved for and issued concurrently for the conversion of 75% of outstanding accounts payables to officers’ and a director (discussed below), 1,967,960 shares of common stock were reserved to reduce liabilities outstanding December 31, 2018 (“Settlement Reserve”), and 500,000 shares of common stock were reserved to fund continuing operations (“Funding Reserve”). On October 9, 2019, the Company amended the governing Reserve Agreement dated January 11, 2019, whereby the termination date was extended to March 31, 2020, upon which date any unsold shares in the Reserve Account shall be returned to the Company and cancelled.

At March 31, 2020, 315,949 shares of common stock remained unsold from the initial Settlement Reserve to settle prior liabilities and 185,063, shares of common stock remained unsold from the Funding Reserve to fund continuing operations as follows:

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2020 and 2019

NOTE 13: STOCKHOLDERS’ EQUITY (Continued)

	Settlement Reserve	Funding Reserve
Initial Shares of Common Stock to Establish Reserve	1,967,960	500,000
Shares issued concurrently to transition agreement for the conversion of 75% strategic vendors, outstanding December 31, 2018	(61,200)	-
Shares available upon execution of the Transition Agreement dated January 11, 2019	1,906,760	500,000
Shares issued subsequent to a “Change in Control” to accredited investors in private placements through March 31, 2020	(1,590,811)	(314,937)
Shares of Common Stock unsold at March 31, 2020	315,949	185,063

Prior Liabilities – Settlement Reserve

1,967,960 shares of the Company’s common stock were reserved to settle the debts of the Company that were outstanding at December 31, 2018, in the following priority; the Judgement Settlement Agreement (formerly Fife forbearance Agreement), JMJ Financial, Inc., MH Investment Trust, Power Up Lending Ltd, as well as other liabilities satisfactory to the CEO of the Company and the Company (as per Section 2(a) of the Reserve Agreement concurrent with “Change in Control Agreements”, dated January 11, 2019). At March 31, 2020, 315,949 unissued shares were cancelled.

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

Continuing Operations Share Reserve

500,000 shares of the Company’s common stock were reserved as per Section 2(c) to be sold at a price, not less than $0.25 per share in periodic Private Placements, (as per Section 2(a) of the Reserve Agreement concurrent with “Change in Control Agreements”, dated January 11, 2019). At March 31, 2020, 185,063 unissued shares were cancelled.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2020 and 2019

NOTE 13: STOCKHOLDERS’ EQUITY (Continued)

Series A Preferred Stock

On January 11, 2019, the Company issued 1,000 shares of Series A Preferred Stock to Mr. Bhatnagar as the Company’s new President and CEO, to effectuate voting control of the Company pursuant to the terms of the Transition Agreement. The Series A Preferred shares were recorded at par value, are not tradable, and have a nominal liquidation value.

NOTE 14: RELATED PARTY TRANSACTIONS

Microphase Corporation

At June 30, 2020, the Company owed $32,545 to Microphase for previously leased office space at its Norwalk location and for certain research and development services and shared administrative personnel from time to time, all through December 31, 2015.

Former Director

During the year ended June 30, 2020, there were no transactions that occurred with this former director.

During the year ended June 30, 2019, Mr. Biderman, a former outside Director, received 200,000 shares of the Company’s common stock valued at $100,000 pursuant to a resolution of the Company’s Board dated November 28, 2017, whereby such shares would be issued when enough authorized shares became available. The liability for this award was included in accrued expenses at June 30, 2018. In addition, during the year ended June 30, 2019, Mr. Biderman, a former outside Director’s affiliated firms of Palladium Capital Advisors and Eagle Strategic Advisers converted $186,000 of accrued fees into 372,000 shares and $132,234 of a note and accrued interest into 276,205 shares of the Company’s common stock. At June 30, 2019, there was no outstanding balance for accrued fees or for a note with accrued interest.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2020 and 2019

NOTE 14: RELATED PARTY TRANSACTIONS (continued)

Effective October 1, 2018, the Company reversed to additional paid in capital $7,500 of accrued finders’ fees waved by Eagle Strategic Advisers and no amount of such fees was accrued to this former outside Director’s affiliated firm at June 30, 2019.

During the year ended June 30, 2019, the Company recognized $1,959 of accrued interest on this loan. During the year ended June 30, 2020, there was no interest recognized for this loan.

Transactions With Officers

Note Payable Issuances

At various points during past fiscal years certain officers of the Company provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of these notes accrue interest at the rate of 6% per annum, and are payable on demand. During the years ended June 30, 2020 and 2019, the officers and former officers advanced $48,052 and $144,507 to provide working capital to the Company and $4,792 and $15,467 has been charged for interest on loans from officers and former officers.

At June 30, 2020 and 2019, these outstanding notes including accrued interest totaled $78,758 and $58,165, respectively. At June 30, 2020, these promissory notes are not convertible into shares of the Company common stock.

Common Stock Issuances

During the year ended June 30, 2020, the Company issued 231,635 restricted shares of its common stock to Mr. Cutchens, the Company’s Chief Financial Officer, which were granted on June 1, 2019 (the “Grant Date”), pursuant to the terms of an employment agreement with the Company. The restricted shares of common stock vest 25% on the six-month, 1 year, 2 year, and 3 year anniversaries of the Grant Date. At June 30, 2020, 115,818 shares of common stock have vested and 115,817 shares remain unvested. During the years ended June 30, 2020 and 2019, the Company recorded $133,142 and $16,464, respectively, of stock-based compensation expense related to the vested portion of this award.

During the year ended June 30, 2020, the Company incurred $15,500 of expense related to legal and consulting services provided by Mr. Smiley, the Company’s former Chief Financial Officer and legal counsel. During October 2019, the entire balance of $15,500 was converted into 62,000 shares of common stock.

During the year ended June 30, 2019, the Company issued 2,620,899 shares of its common stock to Mr. Bhatnagar, the Company’s President and Chief Executive Officer, which were granted on January 11, 2019 (the “Grant Date”), pursuant to the terms of an employment agreement and related transition agreement with the Company. The shares of common stock were immediately vested and the Company recorded $1,310,449 of stock-based compensation expense during the year ended June 30, 2019.

During the year ended June 30, 2019, the Company issued 3,898,733 shares of common stock and had 329,553 shares to be issued to a number of related parties and strategic consultants in connection with prior services provided to the Company. The shares issued were valued at $1,883,445. Additionally, during the year ended June 30, 2019, three former officers of the Company, Mr. Biderman as a former outside director, and certain strategic consultants, who provided services to the Company, received a total of 1,150,000 shares of common stock, which were valued at $0.50 or $575,000, based on the closing price of the Company’s common stock on September 24, 2018, and was included in accrued expenses at June 30, 2018. Furthermore, during the year ended June 30, 2019, the Company incurred $9,000 of expense related to legal and consulting services provided by Mr. Smiley, the Company’s former CFO and legal counsel.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2020 and 2019

NOTE 14: RELATED PARTY TRANSACTIONS (Continued)

Conversion Feature and Conversions of Debt to Officers’

The Company amortized the remaining $91,177 deferred charge balance to beneficial conversion feature interest expense for the year ended June 30, 2019. At June 30, 2020, there is no deferred charges for beneficial conversion feature interest expense remaining.

Office Lease

Effective May 1, 2019, the Company relocated its corporate office to 9841 Washingtonian Blvd., Suite 390, Gaithersburg, MD 20878, and incurs rent expense of $1,350 per month, which is payable to a related party, Verus International, Inc., whereby Mr. Bhatnagar is also the Chairman and Chief Executive Officer. The lease term with the related party is a month-to-month arrangement. For the years ended June 30, 2020 and 2019, $16,200 and $7,621, respectively, was recognized as rent expense under the terms of this month-to-month arrangement. At June 30, 2020 and 2019, $23,821 and $7,621, respectively, was accrued as payable to the related party.

NOTE 15: INCOME TAXES

The Company accounts for income taxes taking into account deferred tax assets and liabilities which represent the future tax consequences of the differences between financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year the change is enacted. Due to recurring losses, the Company’s tax provision for the years ended June 30, 2020 and 2019 was $0.

At June 30, 2020 and 2019, the difference between the effective income tax rate and the applicable statutory federal income tax rate is summarized as follows:

	June 30,
	2020	2019
Statutory federal rate	21.0%	(21.0)%
State income tax rate, net of federal benefit	6.5%	(7.2)%
Permanent differences, including stock based compensation and beneficial conversion interest expense	(0.1)%	28.9%
Change in valuation allowance	(27.4)%	(0.7)%
Effective tax rate	-%	-%

At June 30, 2020 and 2019, the Company’s deferred tax assets were as follows:

	June 30,
	2020	2019
Deferred tax assets
Federal and state net operating loss carry forward	$23,838,735	$26,156,755
Deferred stock warrants	5,157,262	-
Other temporary differences	509,789	-
Total deferred tax asset	29,505,786	26,156,755
Net deferred tax asset	29,505,786	26,156,755
Less: valuation allowance	(29,505,786)	(26,156,755)
	$-	$-

Valuation Allowance

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has recorded a full valuation allowance against its net deferred tax assets because it is not currently able to conclude that it is more likely than not that these assets will be realized. The amount of deferred tax assets considered to be realizable could be increased in the near term if estimates of future taxable income during the carryforward period are increased. The valuation allowance increased by $3,349,031 during the fiscal year ended June 30, 2020, of which $3,009,116 of the increase relates to the calculation of the current fiscal year tax provision and $339,915 is a result of prior year adjustments and net operating loss expirations. The valuation allowance decreased by $1,515,310 during the fiscal year ended June 30, 2019, as a result of a reduction in the total NOL carry forwards due to expiring loss years.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2020 and 2019

NOTE 15: INCOME TAXES (continued)

Other Income Tax Related Items

At June 30, 2020 and 2019, the Company has federal net operating loss carryforwards of approximately $87,000,000 and $105,000,000, respectively. Net operating loss carryforwards generated before January 1, 2018 will expire through 2037. Under the Internal Revenue Code Section 382, certain stock transactions which significantly change ownership, including the sale of stock to new investors, the exercise of options to purchase stock, or other transactions between shareholders could limit the amount of net operating loss carryforwards that may be utilized on an annual basis to offset taxable income in future periods.

At June 30, 2020 and 2019, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at June 30, 2020 and 2019.

Enacted in late 2017, the Tax Cut and Jobs Act (“TCJA”) imposed a one-time tax on earnings held outside the United States (“U.S.”). The Company did not have any earnings subject to this tax. Beginning in 2018, earnings generated outside the U.S. are not subject to U.S. tax when repatriated. If the Company engages in certain business activities, non-U.S. earnings may be required to be include in the income of the U.S. parent company. The TCJA added rules that require the U.S. parent company to include in income certain low taxed income. These so called Global Intangible Low-Taxed Income (“GILTI”) rules are not applicable to the Company.

During May 2020, the Company received $33,332 under the Small Business Administration’s Paycheck Protection Program (“PPP Loan”) created as part of the recently enacted CARES Act administered by the Small Business Administration (“SBA”). Certain amounts of the loan may be forgiven if they are used towards qualifying expenses as described in the CARES Act. In the event that forgiveness is applied for, an adjustment will be necessary for tax purposes to disallow for any expenses the loan was used towards in the period in which forgiveness occurs.

NOTE 16: COMMITMENTS AND CONTINGENCIES

Commitments

Effective May 1, 2019, the Company relocated its corporate office to 9841 Washingtonian Blvd., Suite 390, Gaithersburg, MD 20878, and incurs rent expense of $1,350 per month, which is payable to a related party. The lease term with the related party is a month-to-month arrangement.

Judgement Settlement Agreement

Effective December 10, 2018, the Company entered into a “Judgment Settlement Agreement” to satisfy in full the Forbearance Agreement with Fife that was previously in effect. As a result, under the Judgment Settlement Agreement, no shares of the Company’s common stock are issuable or eligible to be converted into. Under the terms of the Judgment Settlement Agreement, the Company was required to pay $15,000 per month from January 15, 2019 through and including February 15, 2020, with a final payment of $195,000 which was due and payable in March of 2020. The Company made all required payments with the exception of the final payment of $195,000 which was due and payable in March of 2020. On August 17, 2020, the Company entered into a second amendment (the “Second Amendment”) to the Judgement Settlement Agreement, whereby the Company issued a convertible promissory note in the principal amount of $300,000 (the “Note”) to repay the amounts still outstanding under the Judgment Settlement Agreement. The Note matures on August 17, 2021, bears interest at a rate of 10% per annum, requires certain monthly minimum cash payments as specified in the Note, and is convertible into shares of the Company’s common stock, par value $0.01 per share, at a conversion price as specified in the Note. The Note may be prepaid by the Company at any time prior to maturity without penalty. Failure to make any of the payments, when due, will result in an additional debt obligation, inclusive of principal and interest at the date of default to be immediately due and payable by the Company. The ultimate final payment amount is expected to be less than the liability balance of $771,702 presented as liabilities in arrears – judgement settlement agreement on the consolidated balance sheets (see Note 10).

Contracts and Commitments Executed Pursuant to the Transition Agreement

In the transaction whereby Mr. Bhatnagar acquired control of the Company on January 11, 2019, the Company entered into material commitments including an employment agreement and a warrant agreement (see Note 13).

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2020 and 2019

NOTE 16: COMMITMENTS AND CONTINGENCIES (continued)

Contingencies

Judgment Settlement Agreement

Effective December 10, 2018, the Company entered into a “Judgment Settlement Agreement” to satisfy in full the Forbearance Agreement with Fife that was previously in effect. As a result, under the Judgment Settlement Agreement, no shares of the Company’s common stock are issuable or eligible to be converted into. Under the terms of the Judgment Settlement Agreement, the Company was required to pay $15,000 per month from January 15, 2019 through and including February 15, 2020, with a final payment of $195,000 which was due and payable in March of 2020. The Company made all required payments with the exception of the final payment of $195,000 which was due and payable in March of 2020. On August 17, 2020, the Company entered into a second amendment (the “Second Amendment”) to the Judgement Settlement Agreement, whereby the Company issued a convertible promissory note in the principal amount of $300,000 (the “Note”) to repay the amounts still outstanding under the Judgment Settlement Agreement. The Note matures on August 17, 2021, bears interest at a rate of 10% per annum, requires certain monthly minimum cash payments as specified in the Note, and is convertible into shares of the Company’s common stock, par value $0.01 per share, at a conversion price as specified in the Note. The Note may be prepaid by the Company at any time prior to maturity without penalty. Failure to make any of the payments, when due, will result in an additional debt obligation, inclusive of principal and interest at the date of default to be immediately due and payable by the Company. The ultimate final payment amount is expected to be less than the liability balance of $771,702 presented as liabilities in arrears – judgement settlement agreement on the consolidated balance sheets (see Note 10).

Should the Company satisfy the liability as described within the Judgement Settlement Agreement above, the Company would realize a gain on such settlement of approximately $440,000.

Amounts Contingent upon Certain Terms of Change in Control Agreements Effective January 11, 2019

To the extent the Company does not eliminate the certain liabilities within six months of the effective date as stated within the Transition Agreement, the Warrant Cap for warrants issued to Mr. Bhatnagar shall increase by such number of shares at a price of $0.25 to equal the amount of the remaining liability. On July 15, 2020, immediately prior to the Company’s entry into an Exchange Agreement with Mr. Bhatnagar, it was determined that 5,650,708 additional warrants (the “Additional Warrants”) to purchase the Company’s Common Stock were due to and issued to Mr. Bhatnagar in accordance with the terms and conditions of the Transition Agreement. However, the Additional Warrants were immediately cancelled and terminated with the intention of mitigating potential liabilities arising from certain issuances of the Company’s Common Stock below the minimum price of $0.50 per share as stated within the Transition Agreement.

The Change in Control Agreements, effective January 11, 2019, also have certain provisions that may accelerate the warrant “earn out” formula contained in the Transition Agreement. At June 30, 2020, as Mr. Bhatnagar has earned the maximum available warrants to acquire 37,390,452 shares of the Company’s common stock under the provisions of the Warrant Agreement, any acceleration provisions within the Change in Control Agreements are no longer applicable.

NOTE 17: DISCONTINUED OPERATIONS

The Company has classified the operating results and associated assets and liabilities from its Jump line of products, which ceased generating material revenue during the first quarter of fiscal year 2017, as Discontinued Operations in the Consolidated Financial Statements for the Fiscal Years ended June 30, 2020 and 2019.

The assets and liabilities associated with discontinued operations included in our Consolidated Balance Sheets were as follows:

	June 30, 2020			June 30, 2019
	Discontinued	Continuing	Total	Discontinued	Continuing	Total
Assets
Current Assets
Cash	$-	$142,413	$142,413	$-	$33,996	$33,996
Accounts receivable, net	-	14,048,095	14,048,095	-	2,526,155	2,526,155
Prepaid expenses	-	4,477	4,477	-	8,820	8,820
Other assets	-	30,879	30,879	-	-	-
Total Current Assets	-	14,225,864	14,225,864	-	2,568,971	2,568,971
Property and equipment, net	-	32,669	32,669	-	11,048	11,048
Goodwill	-	3,636	3,636	-	6,020	6,020
Intangible asset – purchased software, net	-	2,835,117	2,835,117	-	3,025,801	3,025,801
Other assets	-	11,670	11,670	-	3,058	3,058
Total Assets	$-	$17,108,956	$17,108,956	$-	$5,614,898	$5,614,898

Liabilities
Current Liabilities
Accounts payable	$82,795	$7,897,887	$7,980,682	$82,795	$366,274	$449,069
Accrued expenses	-	1,123,842	1,123,842	-	3,368,801	3,368,801
Contract liabilities	-	219,652	219,652	-	-	-
Due to related parties	-	84,485	84,485	-	65,459	65,459
Notes payable to officer	-	26,818	26,818	-	25,251	25,251
Notes payable	-	20,469	20,469	-	-	-
Convertible notes payable, net	-	189,641	189,641	-	2,351	2,351
Liabilities in arrears with convertible features	-	109,000	109,000	-	109,000	109,000
Liabilities in arrears - judgement settlement agreement	-	771,702	771,702	-	855,660	855,660
Derivative liability	-	897,631	897,631	-	133,669	133,669
Total Current Liabilities	$82,795	$11,341,127	$11,423,922	$82,795	$4,926,465	$5,009,260

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2020 and 2019

NOTE 17: DISCONTINUED OPERATIONS (Continued)

During the fiscal year ended June 30, 2020, there was no revenue or expenses associated with the discontinued operations of our Jump line of products.

During the fiscal year ended June 30, 2019, the revenue and expenses associated with the discontinued operations included in our Consolidated Statements of Operations were as follows:

	Discontinued	Continuing	Total
Revenue	$-	$2,500,000	$2,500,000
Cost of revenue	-	-	-
Gross Profit	-	2,500,000	2,500,000
General and administrative expenses	-	4,265,886	4,265,886
Operating loss	-	(1,765,886)	(1,765,886)
Other Income (Expense):
Interest expense	(11,508)	(210,594)	(222,102)
Loss on change in fair value of derivative liability	-	(30,508)	(30,508)
Initial derivative expense	-	(25,161)	(25,161)
Amortization of debt discount	-	(2,260)	(2,260)
Amortization of deferred financing costs	-	(90)	(90)
Gain on extinguishment of debt	30,448	60,398	90,846
Other income	-	-	-
Total Other Income (Expense)	18,940	(208,215)	(189,275)
Income (Loss) before income taxes	18,940	(1,974,101)	(1,955,161)
Income taxes	-	-	-
Net income (loss)	$18,940	$(1,974,101)	$(1,955,161)

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2020 and 2019

NOTE 18: SUBSEQUENT EVENTS

Subsequent to June 30, 2020, an aggregate of $288,182 of principal, accrued interest, and fees have been converted into 16,331,766 shares of the Company’s common stock.

On July 13, 2020, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Rights Agreement”) with White Lion Capital, LLC (the “Investor”) pursuant to which the Investor agreed to invest up to three million dollars ($3,000,000) to purchase the Company’s common stock, par value $0.01 per share (the “Common Stock”), at a purchase price of 95% of the market price of the Company’s Common Stock during a valuation period as defined in the Purchase Agreement. The shares of Common Stock to be issued and sold to the Investor pursuant to the Purchase Agreement were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder. The Rights Agreement was an inducement to the Investor to execute and deliver the Purchase Agreement, whereby the Company agreed to provide certain registration rights under the Securities Act with respect to the shares of Common Stock issuable for Investor’s investment pursuant to the Purchase Agreement. The Purchase Agreement terminates on the earlier of (i) December 31, 2022, (ii) the date on which the Investor has purchased three million dollars ($3,000,000) of the Company’s common stock, (iii) at such time that the registration statement agreed to in the Rights Agreement is no longer in effect, (iv) upon Investor’s material breach of contract, (v) in the event a voluntary or involuntary bankruptcy petition is filed concerning the Company; or, (vi) if a Custodian is appointed for the Company or for all or substantially all of its property or the Company makes a general assignment for the benefit of its creditors.

Furthermore, on July 13, 2020, the Company entered into a consulting, public relations, and marketing agreement whereby the Company issued 200,000 restricted shares of its common stock for services to be performed during the agreement period of July 15, 2020 through October 15, 2020.

On July 14, 2020, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, as amended, to increase its authorized common stock from 100,000,000 shares to 250,000,000 shares.

On July 15, 2020, the Company entered into an exchange agreement (the “Exchange Agreement”) with its Chief Executive Officer, Anshu Bhatnagar (“Holder”), whereby earned and issued warrants to purchase 37,390,452 shares of the Company’s Common Stock (the “Cancelled Warrants”) pursuant to the terms of that certain Transition Agreement (the “Transition Agreement”) and Warrant Agreement (the “Warrant Agreement”) each between the Company and Holder and dated as of January 11, 2019 were forfeited and exchanged for (i) 37,390,452 shares of the Company’s Common Stock (the “Shares”) and (ii) the cancellation and termination of the Transition Agreement and Warrant Agreement. The Cancelled Warrants had an exercise price of $0.50 per share and were not subject to expiration. Such Exchange Agreement is intended to make the Company’s capitalization more attractive to potential investors and to remove the uncertainty associated with any future grants of warrants under the Transition Agreement and Warrant Agreement, although there can be no assurance of any future investments on terms that are attractive to the Company, or at all. Immediately prior to the Company’s entry into the Exchange Agreement, it was determined that 5,650,708 additional warrants (the “Additional Warrants”) to purchase the Company’s Common Stock were due to and issued to the Holder in accordance with the terms and conditions of the Transition Agreement as the Transition Agreement required certain liabilities to be eliminated by the prior management team within six months of the Transition Agreement’s effective date of January 11, 2019. However, the Additional Warrants were immediately cancelled and terminated with the intention of mitigating potential liabilities arising from certain issuances of the Company’s Common Stock below the minimum price of $0.50 per share as stated within the Transition Agreement. The Shares to be issued and sold to the Holder pursuant to the Exchange Agreement were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2020 and 2019

NOTE 18: SUBSEQUENT EVENTS (continued)

On July 24, 2020, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an accredited investor pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $105,000 (including a $5,000 original issuance discount) (the “Note”). The closing of the transaction contemplated by the Securities Purchase Agreement occurred on July 27, 2020, the date the Company received net proceeds in the amount of $95,000 as a result of $5,000 being paid to reimburse the accredited investor for legal fees incurred with respect to the Securities Purchase Agreement and the Note. The Note matures on July 24, 2021, bears interest at a rate of 8% per annum (increasing to 24% per annum upon the occurrence of an Event of Default (as defined in the Note)) and is convertible into shares of the Company’s common stock, par value $0.01 per share, at a conversion price as specified in the Note, subject to adjustment. The Note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the Note with certain prepayment penalties as set forth therein.

On July 31, 2020, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an accredited investor pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $68,000 (the “Note”). The closing of the transaction contemplated by the Securities Purchase Agreement occurred on August 6, 2020, the date the Company received net proceeds in the amount of $65,000 as a result of $3,000 being paid to reimburse the accredited investor for legal fees incurred with respect to the Securities Purchase Agreement and the Note. The Note matures on July 31, 2021, bears interest at a rate of 8% per annum (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the Note)) and is convertible into shares of the Company’s common stock, par value $0.01 per share, at a conversion price as specified in the Note, subject to adjustment. The Note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the Note with certain prepayment penalties as set forth therein.

On August 4, 2020, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, as amended, to increase its authorized common stock from 250,000,000 shares to 500,000,000 shares.

On August 14, 2020, the Company filed a preliminary registration statement in accordance with the registration rights agreement entered into with White Lion Capital, LLC on July 13, 2020. On October 13, 2020, the preliminary registration statement was withdrawn.

On August 17, 2020, the Company entered into a second amendment (the “Second Amendment”) to the Judgement Settlement Agreement dated December 10, 2018 (the “Settlement Agreement”) with John M. Fife, an individual (“Lender”) whereby the Company issued a convertible promissory note in the principal amount of $300,000 (the “Note”) to repay the amounts still outstanding under the Settlement Agreement. The Note matures on August 17, 2021, bears interest at a rate of 10% per annum, requires certain monthly minimum cash payments as specified in the Note, and is convertible into shares of the Company’s common stock, par value $0.01 per share, at a conversion price as specified in the Note. The Note may be prepaid by the Company at any time prior to maturity without penalty.

On August 19, 2020, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an accredited investor pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $99,225 (including a $4,725 original issuance discount) (the “Note”). The closing of the transaction contemplated by the Securities Purchase Agreement occurred on August 20, 2020, the date the Company received net proceeds in the amount of $90,000 as a result of $4,500 being paid to reimburse the accredited investor for legal fees incurred with respect to the Securities Purchase Agreement and the Note. The Note matures on August 19, 2021, bears interest at a rate of 8% per annum (increasing to 24% per annum upon the occurrence of an Event of Default (as defined in the Note)) and is convertible into shares of the Company’s common stock, par value $0.01 per share, at a conversion price as specified in the Note, subject to adjustment. The Note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the Note with certain prepayment penalties as set forth therein.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2020 and 2019

NOTE 18: SUBSEQUENT EVENTS (continued)

On August 19, 2020, the Board of Directors (the “Board”) of the Company approved the appointment of RBSM, LLP (“RBSM”) as the Company’s independent registered public account firm to audit its consolidated financial statements for the fiscal year ending June 30, 2020, with such appointment effective as of August 19, 2020. RBSM replaces Assurance Dimensions, Inc. (“Assurance Dimensions”) who resigned as the Company’s independent registered public accounting firm effective as of August 19, 2020.

On August 20, 2020, the Company prepaid a convertible promissory note, including principal, accrued interest, and prepayment amount as set forth within such convertible promissory note dated February 24, 2020. The convertible promissory note in the principal amount of $53,000 was issued and sold by the Company to an accredited investor under a securities purchase agreement dated February 24, 2020.

On August 20, 2020, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an accredited investor pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $63,000 (the “Note”). The closing of the transaction contemplated by the Securities Purchase Agreement occurred on August 21, 2020, the date the Company received net proceeds in the amount of $60,000 as a result of $3,000 being paid to reimburse the accredited investor for legal fees incurred with respect to the Securities Purchase Agreement and the Note. The Note matures on August 20, 2021, bears interest at a rate of 8% per annum (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the Note)) and is convertible into shares of the Company’s common stock, par value $0.01 per share, at a conversion price as specified in the Note, subject to adjustment. The Note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the Note with certain prepayment penalties as set forth therein.

On August 27, 2020, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an accredited investor pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $105,000 (including a $5,000 original issuance discount) (the “Note”). The closing of the transaction contemplated by the Securities Purchase Agreement occurred on August 28, 2020, the date the Company received net proceeds in the amount of $96,000 as a result of $4,000 being paid to reimburse the accredited investor for legal and due diligence fees incurred with respect to the Securities Purchase Agreement and the Note. The Note matures on August 27, 2021, bears interest at a rate of 8% per annum (increasing to 24% per annum upon the occurrence of an Event of Default (as defined in the Note)) and is convertible into shares of the Company’s common stock, par value $0.01 per share, at a conversion price as specified in the Note, subject to adjustment. The Note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the Note with certain prepayment penalties as set forth therein.

On August 28, 2020, the Company prepaid a convertible promissory note, including principal, accrued interest, and prepayment amount as set forth within such convertible promissory note dated March 3, 2020. The convertible promissory note in the principal amount of $63,000 was issued and sold by the Company to an accredited investor under a securities purchase agreement dated March 3, 2020.

On August 31, 2020, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an accredited investor pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $68,000 (the “Note”). The closing of the transaction contemplated by the Securities Purchase Agreement occurred on September 1, 2020, the date the Company received net proceeds in the amount of $65,000 as a result of $3,000 being paid to reimburse the accredited investor for legal fees incurred with respect to the Securities Purchase Agreement and the Note. The Note matures on August 31, 2021, bears interest at a rate of 8% per annum (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the Note)) and is convertible into shares of the Company’s common stock, par value $0.01 per share, at a conversion price as specified in the Note, subject to adjustment. The Note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the Note with certain prepayment penalties as set forth therein.

On October 22, 2020, the Company received a notice of event of default and demand letter (“Demand Letter”) from a promissory note holder ( the “Note Holder”). The promissory note was issued on November 1, 2019, in the original principal amount of $40,739.31, accrued interest at a rate of 6% per annum, and matured on April 18, 2020. The Demand Letter stated an aggregate of $51,940.09 of principal and interest was immediately due. The promissory note does not have a convertible feature and is not convertible into shares of the Company’s common stock. Additionally, the promissory note does not contain any cross-default provisions with any other promissory notes issued by the Company. The Company expects to work with the Note Holder to negotiate a repayment structure whereby the Company can repay the Note Holder the balance due as quickly as possible based upon its available capital.

On December 7, 2020, the Board of Directors (the “Board”) of the Company approved the dismissal RBSM, LLP (“RBSM”) as the Company’s independent registered public account firm to audit its consolidated financial statements for the fiscal year ending June 30, 2020, with such dismissal effective as of December 7, 2020.

On December 8, 2020, the Board of the Company approved the appointment of Boyle, CPA, LLC (“Boyle CPA”) as the Company’s independent registered public account firm to audit its consolidated financial statements for the fiscal year ending June 30, 2020, with such appointment effective as of December 8, 2020. Boyle CPA replaces RBSM who was dismissed as the Company’s independent registered public accounting firm effective as of December 7, 2020.

