Form 10-Q
period 2020-09-30
MPHASE TECHNOLOGIES INC
filed 2021-01-19
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of January 18, 2021 there were 75,763,376 shares of the issuer’s common stock, $0.01 par value per share, outstanding.

mPHASE TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

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

These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the SEC on January 5, 2021 and elsewhere in this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company disclaims any obligation to publicly update or release any revisions to these forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events, except as required by law.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

mPhase Technologies, Inc.

Consolidated Balance Sheets

	September 30, 2020	June 30, 2020
	(Unaudited)
Assets
Current Assets
Cash	$46,514	$142,413
Accounts receivable, net	14,174,294	14,048,095
Prepaid expenses	24,649	4,477
Other assets	35,028	30,879
Total Current Assets	14,280,485	14,225,864
Property and equipment, net	29,407	32,669
Goodwill	3,682	3,636
Intangible asset - purchased software, net	2,687,340	2,835,117
Other assets	11,434	11,670
Total Assets	$17,012,348	$17,108,956

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$6,011,034	$7,897,887
Accrued expenses	1,341,677	1,123,842
Contract liabilities	263,652	219,652
Due to related parties	85,274	84,485
Note payable to officer	27,225	26,818
Convertible notes payable, net	131,103	189,641
Liabilities in arrears with convertible features	109,000	109,000
Liabilities in arrears - judgement settlement agreement (Note 6)	765,247	771,702
Derivative liability	1,009,850	897,631
Liabilities of discontinued operations	82,795	82,795
Total Current Liabilities	9,852,954	11,423,922

Notes payable, net of current portion	163,358	167,459
Total Liabilities	10,016,312	11,591,381

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Preferred stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at September 30, 2020 and June 30, 2020	10	10
Common stock, $0.01 par value; 500,000,000 shares authorized, 73,212,527 shares issued and 73,096,710 shares outstanding at September 30, 2020, and 19,318,679 shares issued and 19,174,492 outstanding at June 30, 2020	730,968	191,745
Additional paid-in-capital	232,324,611	231,984,704
Common stock to be issued	955,466	955,466
Accumulated other comprehensive (loss) income	(8,093)	113,070
Accumulated deficit	(227,006,926)	(227,727,420)
Total Stockholders’ Equity	6,996,036	5,517,575
Total Liabilities and Stockholders’ Equity	$17,012,348	$17,108,956

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

mPhase Technologies, Inc.

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended
	September 30,
	2020	2019
Revenue	$7,586,864	$7,569,612
Cost of revenue	5,625,389	5,706,514
Gross Profit	1,961,475	1,863,098
Operating Expenses:
Software development costs	-	1,203,614
Salaries and benefits	519,773	10,373,281
General and administrative expenses	246,073	368,741
Total Operating Expenses	765,846	11,945,636
Operating Income (Loss)	1,195,629	(10,082,538)
Other (Expense) Income:
Interest expense	(85,963)	(38,866)
Amortization of debt discounts, deferred financings costs, and original issue discounts	(320,462)	(34,335)
Initial derivative expense	(366,068)	(215,575)
Gain on change in fair value of derivative liability	266,088	65,803
Gain on extinguishment of debt	31,240	-
Total Other (Expense) Income	(475,135)	(222,973)
Income (Loss) from continuing operations before income taxes	720,494	(10,305,511)
Income taxes	-	-
Net income (loss)	$720,494	$(10,305,511)

Comprehensive income (loss):
Unrealized (loss) gain on currency translation adjustment	(121,163)	54,694
Comprehensive income (loss)	$599,331	$(10,250,817)

Income (Loss) per common share:
Income (loss) per common share – basic	$0.01	$(0.85)

Income (loss) per common share – diluted	$0.01	$(0.85)

Weighted average shares outstanding – basic	63,215,776	12,117,849

Weighted average shares outstanding – diluted	96,159,147	12,117,849

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

mPhase Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

For the Three Months Ended September 30, 2020 and 2019

(Unaudited)

	Preferred Stock		Common Stock
	Shares	$0.01 Par Value	Shares	$0.01 Par Value	Additional Paid in Capital	Common Stock to be Issued	Accumulated Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance June 30, 2020	1,000	$10	19,174,492	$191,745	$231,984,704	$955,466	$113,070	$(227,727,420)	$5,517,575

Issuance of common stock for conversions of convertible promissory notes			16,331,766	163,318	544,954				708,272
Issuance of common stock for exchange of warrants			37,390,452	373,905	(220,604)				153,301
Stock-based compensation for restricted shares under employment agreement					10,737				10,737
Issuance of Common Stock for vendor services			200,000	2,000	4,820				6,820
Other comprehensive income							(121,163)		(121,163)
Net income								720,494	720,494
Balance September 30, 2020	1,000	$10	73,096,710	$730,968	$232,324,611	$955,466	$(8,093)	$(227,006,926)	$6,996,036

	Preferred Stock		Common Stock
	Shares	$0.01 Par Value	Shares	$0.01 Par Value	Additional Paid in Capital	Common Stock to be Issued	Accumulated Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance June 30, 2019	1,000	$10	11,689,078	$116,890	$214,007,203	$115,388	$-	$(213,633,853)	$605,638

Issuance of common stock to accredited investors in private placements			380,000	3,800	91,200	(30,500)			64,500
Issuance of common stock for the conversion of related party debts and strategic vendor payables			294,654	2,947	70,716	(73,663)			-
Warrants earned under employment contract					9,970,787				9,970,787
Other comprehensive income							54,694		54,694
Net loss								(10,305,511)	(10,305,511)
Balance September 30, 2019	1,000	$10	12,363,732	$123,637	$224,139,906	$11,225	$54,694	$(223,939,364)	$390,108

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

mPhase Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$720,494	$(10,305,511)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Initial derivative expense	366,068	215,575
Amortization of debt discounts, deferred financing costs, and original issue discounts	320,462	34,335
Depreciation and amortization	229,349	242,139
Stock-based compensation	187,852	10,020,178
Gain on extinguishment of debt	(31,270)	-
Gain on change in fair value of derivative liability	(266,088)	(65,803)
Changes in operating assets and liabilities:
Increase in accounts receivable	(7,626,199)	(5,276,947)
(Increase) decrease in prepaid expenses	(19,060)	6,611
Increase in other assets	(4,149)	(3,181)
Increase in contract liabilities	44,000	-
Increase in accounts payable and accrued expenses	5,772,173	4,887,451
Net cash used in operating activities	(306,368)	(191,370)

Cash flows from investing activities:
Capital expenditures	(968)	-
Net cash used in investing activities	(968)	-

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, net	463,600	212,000
Proceeds from sale of common stock, net of finder’s fees	-	64,500
Proceeds from notes payable to related parties	-	10,700
Repayments of notes payable to related parties	-	(7,000)
Repayments under settlement agreement	(15,000)	(45,000)
Repayments of convertible notes payable	(116,000)	-
Net cash provided by financing activities	332,600	235,200

Effect of foreign exchange rates changes on cash	(121,163)	54,694
Net (decrease) increase in cash	(95,899)	98,524
Cash at beginning of period	142,413	33,996
Cash at end of period	$46,514	$132,520

Supplemental disclosure:
Cash paid for interest	$52,681	$-
Cash paid for taxes	$-	$-

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

	For the Three Months Ended
	September 30,
	2020	2019
Supplemental disclosure of non-cash operating activities:

Initial fair value of derivative liability recorded as debt discount	$463,600	$212,000

Supplemental disclosure of non-cash investing and financing activities:

Issuance of Common Stock for services
Value	$6,820	$-
Shares	200,000	-

Issuance of Common Stock for the conversion of Related Party debts and Strategic Vendor payables
Value	$-	$73,663
Shares	-	294,654

Issuance of Common Stock for conversions of convertible promissory notes and accrued interest
Value	$708,272	$-
Shares	16,331,766	-

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

On January 11, 2019, the Company underwent a major change in management and control. New management of the Company is positioning the Company to be a technology leader in artificial intelligence and machine learning while enabling a more rapid commercial development of its patent portfolio and other intellectual property. The Company believes there are significant opportunities to embed artificial intelligence and machine learning into business operations, platform architectures, business services, and customer experiences, whereby its goal is to generate significant revenue from its artificial intelligence and machine learning technologies.

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

On May 11, 2020, the Company acquired CloseComms Limited (“CloseComms”), a patented, software application platform that can be integrated into a retail customer’s existing Wi-Fi infrastructure, giving the retailer important customer data and enabling AI-enhanced, targeted promotions to drive store traffic and sales.

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

The consolidated unaudited financial statements for the three months ended September 30, 2020 and 2019 include the operations of mPhase and its wholly-owned subsidiaries, mPower Technologies, Inc., Medds, Inc., mPhase Technologies India Private Limited effective March 19, 2019, and Alpha Predictions LLP effective June 30, 2019. All significant intercompany accounts and transactions have been eliminated in the consolidation.

These consolidated unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 30, 2020, contained in the Company’s Annual Report on Form 10-K filed with the SEC on January 5, 2021. The results of operations for the three months ended September 30, 2020, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2021.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

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

The full impact of the COVID-19 pandemic on the Company’s financial condition and results of operations will depend on future developments, such as the ultimate duration and scope of the pandemic, its impact on the Company’s employees, customers, and vendors, in addition to how quickly normal economic conditions and operations resume and whether the pandemic impacts other risks disclosed in Item 1A “Risk Factors” within the Company’s Annual Report on Form 10-K. Even after the pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred as a result of the pandemic. Therefore, the Company cannot reasonably estimate the impact at this time. The Company continues to actively monitor the pandemic and may determine to take further actions that alter its business operations as may be required by federal, state, or local authorities or that it determines are in the best interests of its employees, customers, vendors, and shareholders.

NOTE 2: GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred negative cash flows from operations of $306,368 for the three months ended September 30, 2020. At September 30, 2020, the Company had a working capital surplus of $4,427,531, and an accumulated deficit of $227,006,926. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this report, without additional debt or equity financing. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to meet its working capital needs through the next twelve months and to fund the growth of the nanotechnology, artificial intelligence, and machine learning technologies, the Company may consider plans to raise additional funds through the issuance of equity or debt. Although the Company intends to obtain additional financing to meet its cash needs, the Company may be unable to secure any additional financing on terms that are favorable or acceptable to it, if at all. The Company’s ability to raise additional capital will also be impacted by the recent COVID-19 pandemic, which such ability is highly uncertain, cannot be predicted, and could have an adverse effect on the Company’s business and financial condition.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain reclassifications of prior year amounts have been made to enhance comparability with the current year’s unaudited consolidated financial statements, including, but not limited to, presentation of certain items within the unaudited consolidated statements of operations and comprehensive income (loss), unaudited consolidated statements of cash flows, and certain notes to the unaudited consolidated financial statements.

Foreign Currency Translation and Transactions

The functional currencies of our operations in India and the United Kingdom are the Indian Rupee (“INR”) and the British Pound (“GBP”), respectively. Assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, and income and expense items are translated at the average exchange rates in effect during the applicable period. The aggregate effect of foreign currency translation is recorded in accumulated other comprehensive income (loss) in our consolidated balance sheets. Our net investments in our Indian and United Kingdom operations are recorded at the historical rates and the resulting foreign currency translation adjustments, net of income taxes, are reported as other comprehensive income and accumulated other comprehensive income within stockholders’ equity in accordance with ASC 220 – Comprehensive Income.

The exchange rates used to translate amounts in INR (beginning March 19, 2019) and GBP (beginning May 11, 2020) into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet:

	September 30, 2020	June 30, 2020
Period-end INR: USD exchange rate	$0.01357	$0.01329
Period-end GBP: USD exchange rate	$1.28593	$1.23244

Income statement:

	September 30,
	2020	2019
Average Annual INR: USD exchange rate	$0.01343	$0.01437
Average Annual GBP: USD exchange rate	$1.25861	$-

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates include the collectability of accounts receivable, valuation of intangible assets, accrued expenses, valuation of derivative liabilities, stock-based compensation, and the valuation reserve for income taxes.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with four financial institutions. Deposits held with the financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits, but may be redeemed upon demand. The Company performs periodic evaluations of the relative credit standing of the financial institutions. With respect to accounts receivable, the Company monitors the credit quality of its customers as well as maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.

Revenue Risk

Agreements which potentially subject the Company to concentrations of revenue risk consist principally of one customer agreement. For the three months ended September 30, 2020 and 2019, this one customer accounted for 100% and 99% of our total revenue, respectively. At September 30, 2020 and June 30, 2020, this one customer accounted for approximately 100% and 100% of our total accounts receivable, respectively.

Supplier Risk

Agreements which potentially subject the Company to concentrations of supplier risk consist principally of one supplier agreement. For the three months ended September 30, 2020, this one supplier accounted for approximately 100% of our total cost of revenue and accounted for approximately 94% of our total accounts payable. For the three months ended September 30, 2019, this one supplier accounted for approximately 99% of our total cost of revenue and accounted for approximately 83% of our total accrued expenses.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at September 30, 2020 and June 30, 2020. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. At September 30, 2020 and June 30, 2020, the Company’s cash balances did not exceed the FDIC limit.

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. Additionally, to date, the Company has entered into three separate tri-party settlement and offset agreements with its largest customer and largest vendor, whereby the Company’s largest customer has agreed to direct funds due the Company for certain outstanding invoices, to the Company’s largest vendor to satisfy payment on behalf of the Company for certain outstanding invoices. To date, the aggregate amount of the three tri-party settlement and offset agreements has totaled $22,500,000. At September 30, 2020 and June 30, 2020, the Company determined there was no requirement for an allowance for doubtful accounts.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets

Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of the net identified tangible and intangible assets acquired. The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. The Company tests goodwill for impairment by first comparing the fair value of the reporting unit to its carrying value. If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of impairment loss, if any. On June 30, 2021, we will perform our annual evaluation of goodwill impairment to determine if the estimated fair value of the reporting unit exceeds its carrying value.

Patents and licenses are capitalized when the Company determines there will be a future benefit derived from such assets and are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset, generally five years. As of September 30, 2020 and June 30, 2020, the book value of patents and licenses of $214,383, has been fully amortized and no amortization expense was recorded for the three months ended September 30, 2020 and 2019.

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

At September 30, 2020, the book value of purchased and developed technology of $3,835,077, included three technology platforms, a machine learning platform and two artificial intelligence platforms. For the three months ended September 30, 2020 and 2019, the Company incurred amortization expense of $223,833 and $242,139, respectively.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities, due to related parties, and current and long-term debt. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. The fair value of short and long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value with the exception of the fair value of due to related parties as the fair value cannot be determined due to a lack off similar instruments available to the Company. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments. At September 30, 2020, the Company had a Level 3 financial instrument related to its derivative liability.

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

Revenue is derived from the sale of artificial intelligence and machine learning focused technology products and related services. The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. In the event any discounts, sales incentives, or similar arrangements are agreed to with a customer, such amounts are estimated at time of sale and deducted from revenue. Sales taxes and other similar taxes are excluded from revenue (see Note 5).

Contract liabilities include amounts billed to customers in excess of revenue recognized and are presented as contract liabilities on the consolidated balance sheets (see Note 5).

A contract asset is recognized for incremental costs to obtain a customer contract that are recoverable, otherwise such incremental costs are expensed as incurred.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

In computing diluted EPS, only potential common shares that are dilutive, those that reduce EPS or increase loss per share, are included. The effect of contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. At September 30, 2020, as we incurred net income for the period, dilutive shares included 32,943,371 shares of the Company’s common stock related to convertible promissory notes, assuming exercise of such warrants and conversion of such convertible promissory notes occurred at July 1, 2020, as the conversion price of the convertible promissory notes were less than the average market price of the Company’s common stock for the three months ended September 30, 2020. Additionally, for dilutive EPS purposes for the three months ended September 30, 2020, the assumed conversion of such convertible promissory notes at July 1, 2020, increased the net income amount used in the dilutive EPS computation by $455,673 as a result of the net impact of interest that would not have been incurred during the period as well as original issue discounts, deferred financing costs, debt discounts, and derivative liability balances that would not have been required at September 30, 2020. At September 30, 2020, there were 2,666,666 shares of the Company’s common stock to be issued in conjunction with the CloseComms acquisition, and 115,817 restricted shares of the Company’s common stock to be issued upon vesting pursuant to the terms of an employment agreement with its Chief Financial Officer, which were not included in computing dilutive EPS. For the three months ended September 30, 2019, basic and diluted EPS are computed using the same number of weighted average shares as we incurred a net loss.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recently Adopted Accounting Standards

Effective July 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The standard modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concept Statement, including the consideration of costs and benefits. The Company determined the adoption of ASU 2018-13 did not have a material impact on its consolidated financial statements.

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

NOTE 4: INTANGIBLE ASSET – PURCHASED SOFTWARE, NET

Intangible asset – Purchased Software, net, is comprised of the following at:

	September 30,	June 30,
	2020	2020
Purchased software	$3,835,077	$3,759,021
Less: accumulated amortization	(1,147,737)	(923,904)
Purchased software, net	$2,687,340	$2,835,117

Intangible asset – Purchased Software consists of the following three software technologies:

Alpha Predictions developed software	$1,583,222
Travel Buddhi developed software	115,466
CloseComms developed software	988,653
Total developed software	$2,687,340

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 4: INTANGIBLE ASSET – PURCHASED SOFTWARE, NET (continued)

The Alpha Predictions developed software was acquired on June 30, 2019, through the acquisition of 99% of the outstanding common shares of Alpha Predictions LLP, was valued at $2,905,668, and included all rights, software, and code of the technology platform. The Travel Buddhi developed software was acquired on February 15, 2019, for $115,281 and included all rights, software, and code of the technology platform. The CloseComms developed software was acquired on March 11, 2020, valued at $954,918, and included all rights, software, and code of the technology platform. At September 30, 2020, the Travel Buddhi and CloseComms technology platforms have not been placed in service, but are expected to be during fiscal year 2021.

Developed software costs are amortized on a straight-line basis over three years. Amortization of developed software costs is included in general and administration expenses within the unaudited consolidated statements of operations.

For the three months ended September 30, 2020 and 2019, amortization expense was $223,833 and $242,139, respectively.

Future amortization expense related to the existing net carrying amount of developed software at September 30, 2020 is expected to be as follows:

Remainder of fiscal year 2021	$862,543
Fiscal year 2022	1,272,738
Fiscal year 2023	368,040
Fiscal year 2024	184,020
$2,687,340

NOTE 5: REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table presents our revenue disaggregated by category and primary geographic regions within our single reporting segment:

	For the Three Months Ended
	September 30,
	2020	2019
Categories:
Subscription	$6,180,000	$6,180,000
Service and support	897,264	870,089
Application development and implementation	509,600	519,523
Total revenue	$7,586,864	$7,569,612

Primary Geographic Regions:
India	100%	100%
	100%	100%

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 5: REVENUE FROM CONTRACTS WITH CUSTOMERS (continued)

The following table presents our long-lived assets by primary geographic regions within our single reporting segment:

	For the Three Months Ended
	September 30,
	2020	2019
India	$1,714,711	$2,883,092
United Kingdom	1,017,152	-
Total long-lived assets	$2,731,863	$2,883,092

For the three months ended September 30, 2020 and 2019, the Company was subject to revenue concentration risk as one customer accounted for approximately 100% and 100% of our total revenue, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 5: REVENUE FROM CONTRACTS WITH CUSTOMERS (continued)

Contract Liabilities

Contract liabilities include amounts billed to the customer in excess of revenue recognized and are presented as contract liabilities on the consolidated balance sheets. At September 30, 2020 and June 30, 2020, contract liabilities totaled $263,652 and $219,652, respectively.

The following table presents a reconciliation of the contract liabilities from June 30, 2020 to September 30, 2020:

June 30, 2020	$219,652
Contract liability deferral	71,174
Amortization of contract liability to revenue	(27,174)
June 30, 2020	$263,652

Practical Expedient

The Company has elected a practical expedient to omit certain disclosures about the transaction price allocated to remaining performance obligations for contracts with terms of one year or less.

NOTE 6: NOTES PAYABLE

Notes payable is comprised of the following:

	September 30,	June 30,
	2020	2020
Note payable, SBA – Paycheck Protection Program [1]	$33,472	$33,388
Note payable, SBA – Economic Injury Disaster Loan [2]	155,983	154,540
Note payable, John Fife (dba St. George Investors)/Judgment Settlement Agreement [3]	765,247	771,702
Total notes payable	$954,702	$956,630
Less: current portion of notes payable	(791,344)	(792,171)
Long-term portion of notes payable	$163,358	$167,459

[1] effective April 28, 2020, the Company entered into a promissory note with an approved lender in the principal amount of $33,333. The note was approved under the provisions of the Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”) and the terms of the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program. The note accrues interest for the first six months following the issuance date at a rate of 1% per annum, (increasing to 6% per annum upon the occurrence of an Event of Default (as defined in the note)), and beginning November 28, 2020, requires 18 monthly payments of $1,876 each, consisting of principal and interest until paid in full on April 28, 2022. The note may be prepaid by the Company at any time prior to the maturity date with no prepayment penalties. Additionally, any portion of the note up to the entire principal and accrued interest balance may be forgiven in the event the Company satisfies certain requirements as determined by the CARES Act. The Company expects to satisfy the requirements for forgiveness of the entire principal and accrued interest balance and will apply for such forgiveness by the deadline. At September 30, 2020, $20,635 was recorded as a current liability within notes payable and $12,837 was recorded as a long-term liability within notes payable, net of current portion with the consolidated balance sheets.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 6: NOTES PAYABLE (continued)

[2] effective May 28, 2020, the Company entered into a promissory note and security agreement with the U.S. Small Business Administration (“SBA”) in the principal amount of $150,000. The note was approved under the provisions of the Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”) and the terms of the COVID-19 Economic Injury Disaster Loan (“EIDL”) program of the U.S. Small Business Administration’s EIDL Program. The note accrues interest at a rate of 3.75% per annum, and beginning May 28, 2021, requires monthly payments of $731 each, consisting of principal and interest until paid in full on May 28, 2050. The note may be prepaid by the Company at any time prior to the maturity date with no prepayment penalties. Additionally, this promissory note is collateralized by certain of the Company’s property as specified within the security agreement. Furthermore, on June 4, 2020, the Company received $4,000 from the SBA, which it is currently working to obtain details from the SBA regarding this amount. As such, at September 30, 2020, the Company recorded this amount as a current liability. At September 30, 2020, $5,462 was recorded as a current liability within notes payable and $150,521 was recorded as a long-term liability within notes payable, net of current portion with the consolidated balance sheets.

[3] effective December 10, 2018, the Company entered into a “Judgment Settlement Agreement” to satisfy in full the Forbearance Agreement with Fife that was previously in effect. As a result, under the Judgment Settlement Agreement, no shares of the Company’s common stock are issuable or eligible to be converted into. Under the terms of the Judgment Settlement Agreement, the Company was required to pay $15,000 per month from January 15, 2019 through and including February 15, 2020, with a final payment of $195,000 which was due and payable in March of 2020. The Company made all required payments with the exception of the final payment of $195,000 which was due and payable in March of 2020. On August 17, 2020, the Company entered into a second amendment (the “Second Amendment”) to the Judgement Settlement Agreement, whereby the Company issued a convertible promissory note in the principal amount of $300,000 (the “Note”) to repay the amounts still outstanding under the Judgment Settlement Agreement. The Note matures on August 17, 2021, bears interest at a rate of 10% per annum, requires certain monthly minimum cash payments as specified in the Note, and is convertible into shares of the Company’s common stock, par value $0.01 per share, at a conversion price as specified in the Note. The Note may be prepaid by the Company at any time prior to maturity without penalty. Failure to make any of the payments, when due, will result in an additional debt obligation, inclusive of principal and interest at the date of default to be immediately due and payable by the Company. The ultimate final payment amount is expected to be less than the liability balance of $765,247 presented as liabilities in arrears – judgement settlement agreement on the consolidated balance sheets.

NOTE 7: Convertible Debt Arrangements

JMJ Financial

At September 30, 2020 and June 30, 2020, the amount recorded in current liabilities for this one convertible note and accrued interest thereon due to JMJ Financial was $213,545 and $209,330, respectively. During the three months ended September 30, 2020 and 2019 the Company recorded $4,215 and $3,892, respectively of interest for the outstanding convertible note.

As of September 30, 2020 and June 30, 2020, the aggregate remaining amount of convertible securities held by JMJ could be converted into 10,677 and 10,466 shares, respectively, with a conversion price of $20.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 7: Convertible Debt Arrangements (continued)

Accredited Investors

On July 24, 2020, the Company entered into a securities purchase agreement with an accredited investor (“Lender 1”) and issued an 8% convertible promissory note in the principal amount of $105,000 (including a $5,000 original issue discount) to the Lender 1 with a maturity date of July 24, 2021. On July 27, 2020, the Company received net proceeds in the amount of $95,000 as a result of $5,000 being paid to reimburse the Lender 1 for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 60% of the lowest closing price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $175,000, original issue discount of $5,000, deferred financing costs of $5,000 and debt discount of $95,000. The original issue discount, deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $105,000 and $1,588, respectively, at September 30, 2020. The aggregate balance of the convertible promissory note, net of original issue discount, deferred financing costs and debt discount at September 30, 2020 was $19,849.

On July 31, 2020, the Company entered into a securities purchase agreement with an accredited investor (“Lender 2”) and issued an 8% convertible promissory note in the principal amount of $68,000 to the Lender 2 with a maturity date of July 31, 2021. On August 6, 2020, the Company received net proceeds in the amount of $65,000 as a result of $3,000 being paid to reimburse the Lender 2 for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $102,228, deferred financing costs of $3,000 and debt discount of $65,000. The deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $68,000 and $924, respectively, at September 30, 2020. The aggregate balance of the convertible promissory note, net of deferred financing costs and debt discount at September 30, 2020 was $11,551.

On August 19, 2020, the Company entered into a securities purchase agreement with an accredited investor (“Lender 3”) and issued an 8% convertible promissory note in the principal amount of $99,225 (including a $4,725 original issue discount) to the Lender 3 with a maturity date of August 19, 2021. On August 20, 2020, the Company received net proceeds in the amount of $90,000 as a result of $4,500 being paid to reimburse the Lender 3 for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 60% of the lowest closing price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $161,856, original issue discount of $4,725, deferred financing costs of $4,500 and debt discount of $86,400. The original issue discount, deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $99,225 and $935, respectively, at September 30, 2020. The aggregate balance of the convertible promissory note, net of original issue discount, deferred financing costs and debt discount at September 30, 2020 was $11,690.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 7: Convertible Debt Arrangements (continued)

On August 20, 2020, the Company entered into a securities purchase agreement with an accredited investor (“Lender 4”) and issued an 8% convertible promissory note in the principal amount of $63,000 to the Lender 4 with a maturity date of August 20, 2021. On August 21, 2020, the Company received net proceeds in the amount of $60,000 as a result of $3,000 being paid to reimburse the Lender 4 for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $101,996, deferred financing costs of $3,000 and debt discount of $60,000. The deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $63,000 and $580, respectively, at September 30, 2020. The aggregate balance of the convertible promissory note, net of deferred financing costs and debt discount at September 30, 2020 was $7,249.

On August 27, 2020, the Company entered into a securities purchase agreement with an accredited investor (“Lender 5”) and issued an 8% convertible promissory note in the principal amount of $105,000 (including a $5,000 original issue discount) to the Lender 5 with a maturity date of August 27, 2021. On August 28, 2020, the Company received net proceeds in the amount of $96,000 as a result of $4,000 being paid to reimburse the Lender 5 for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at the lower of i) $0.03 per share or ii) 62% of the lowest closing price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $176,129, original issue discount of $5,000, deferred financing costs of $4,000 and debt discount of $92,200. The original issue discount, deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $105,000 and $805, respectively, at September 30, 2020. The aggregate balance of the convertible promissory note, net of original issue discount, deferred financing costs and debt discount at September 30, 2020 was $10,068.

On August 31, 2020, the Company entered into a securities purchase agreement with an accredited investor (“Lender 6”) and issued an 8% convertible promissory note in the principal amount of $68,000 to the Lender 6 with a maturity date of August 31, 2021. On September 1, 2020, the Company received net proceeds in the amount of $65,000 as a result of $3,000 being paid to reimburse the Lender 6 for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $112,459, deferred financing costs of $3,000 and debt discount of $65,000. The deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $68,000 and $462, respectively, at September 30, 2020. The aggregate balance of the convertible promissory note, net of deferred financing costs and debt discount at September 30, 2020 was $5,775.

During the three months ended September 30, 2020, the Company paid-off two outstanding convertible promissory notes with an aggregate balance, including accrued interest and prepayment amount of $168,691.

At September 30, 2020 and June 30, 2020, there was $694,225 and $565,000 of convertible notes payable outstanding, net of discounts of $563,122 and $375,359, respectively.

During the three months September 30, 2020 and 2019, amortization of original issue discount, deferred financing costs, and debt discounts amounted to $320,462 and $34,335, respectively.

During the three months ended September 30, 2020, $288,182 of convertible notes, including fees and interest, were converted into 16,331,766 shares of the Company’s common stock. During the three months ended September 30, 2019, there were no conversions of convertible notes into shares of the Company’s common stock.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 7: Convertible Debt Arrangements (continued)

At September 30, 2020, the Company was not in compliance with the terms of the Accredited Investors convertible promissory notes due to the Company being late in filing its Form 10-K for the year ended June 30, 2020.

Notes payable under convertible debt and debenture agreements, net is comprised of the following:

	September 30,	June 30,
	2020	2020
JMJ Financial	$109,000	$109,000
Accredited Investors	694,225	565,000
Unamortized OID, deferred financings costs, and debt discounts	(563,122)	(375,359)
Total convertible debt arrangements, net	$240,103	$298,641

At September 30, 2020 and June 30, 2020, the outstanding balances are reflected as current liabilities within our consolidated balance sheets. At September 30, 2020 and June 30, 2020, accrued interest on these convertible notes of $114,762 and $116,619, respectively, is included within accrued expenses of the consolidated balance sheets.

NOTE 8: DERIVATIVE LIABILITY

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from June 30, 2019 to September 30, 2020:

Conversion feature derivative liability
June 30, 2019	$133,669
Initial fair value of derivative liability recorded as debt discount	1,115,000
Initial fair value of derivative liability charged to other expense	1,610,913
Gain on change in fair value included in earnings	(1,961,951)
June 30, 2020	$897,631
Initial fair value of derivative liability recorded as debt discount	463,600
Initial fair value of derivative liability charged to other expense	366,068
Gain on change in fair value included in earnings	(266,088)
Derivative liability relieved by conversions of convertible promissory notes	(451,361)
September 30, 2020	$1,009,850

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 8: DERIVATIVE LIABILITY (continued)

Total derivative liability at September 30, 2020 and June 30, 2020 amounted to $1,009,850 and $897,631, respectively. The change in fair value included in earnings of $266,088 is due in part to the quoted market price of the Company’s common stock decreasing from $0.08 at June 30, 2020 to $0.04 at September 30, 2020, coupled with decreased conversion prices due to the effect of “ratchet” provisions incorporated within the convertible notes payable.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the binomial pricing model with binomial simulations at September 30, 2020:

Expected volatility	239.7% - 296.5%
Expected term	8.0 months – 11.0 months
Risk-free interest rate	0.12%
Stock price	$0.04

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

At September 30, 2020, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2020 and June 30, 2020:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability, September 30, 2020	$-	$-	$1,009.850

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability, June 30, 2020	$-	$-	$897,631

NOTE 9: STOCKHOLDERS’ EQUITY

At September 30, 2020, the total number of shares of all classes of stock that the Company shall have the authority to issue is 500,001,000 shares consisting of 500,000,000 shares of common stock, $0.01 par value per share, of which 73,212,527 are issued, 73,096,710 are outstanding, and 2,666,666 are to be issued, and 1,000 shares of preferred stock, par value $0.01 per share of which 1,000 shares have been designated as Series A Super Voting Preferred of which 1,000 are issued and outstanding.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 9: STOCKHOLDERS’ EQUITY (continued)

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

Common Stock

Private Placements

During the three months ended September 30, 2020, the Company did not issue any shares of common stock under any private placements with accredited investors. During the three months ended September 30, 2019, the Company received $64,500 of net proceeds from the issuance of 258,000 shares of common stock and 10,000 shares of common stock to be issued in private placements with accredited investors, incurring no finder’s fees.

Stock Award Payable

During the three months ended September 30, 2020 and 2019, the Company did not issue any shares of common stock to former officers, outside directors, or strategic consultants.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 9: STOCKHOLDERS’ EQUITY (continued)

Stock Based Compensation

During the three months ended September 30, 2020, the Company entered into an exchange agreement (the “Exchange Agreement”) with its Chief Executive Officer, Anshu Bhatnagar (“Holder”), whereby earned and issued warrants to purchase 37,390,452 shares of the Company’s Common Stock (the “Cancelled Warrants”) pursuant to the terms of that certain Transition Agreement (the “Transition Agreement”) and Warrant Agreement (the “Warrant Agreement”) each between the Company and Holder and dated as of January 11, 2019 were forfeited and exchanged for (i) 37,390,452 shares of the Company’s Common Stock (the “Shares”) and (ii) the cancellation and termination of the Transition Agreement and Warrant Agreement. The Cancelled Warrants had an exercise price of $0.50 per share and were not subject to expiration. Such Exchange Agreement is intended to make the Company’s capitalization more attractive to potential investors and to remove the uncertainty associated with any future grants of warrants under the Transition Agreement and Warrant Agreement, although there can be no assurance of any future investments on terms that are attractive to the Company, or at all. Immediately prior to the Company’s entry into the Exchange Agreement, it was determined that 5,650,708 additional warrants (the “Additional Warrants”) to purchase the Company’s Common Stock were due to and issued to the Holder in accordance with the terms and conditions of the Transition Agreement as the Transition Agreement required certain liabilities to be eliminated by the prior management team within six months of the Transition Agreement’s effective date of January 11, 2019. However, the Additional Warrants were immediately cancelled and terminated with the intention of mitigating potential liabilities arising from certain issuances of the Company’s Common Stock below the minimum price of $0.50 per share as stated within the Transition Agreement. The Shares to be issued and sold to the Holder pursuant to the Exchange Agreement were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. For the three months ended September 30, 2020, the Company recorded $153,301 of stock-based compensation expense related to the Exchange Agreement. See Common Stock Warrants section below for further details of the warrants.

Furthermore, during the three months ended September 30, 2020 and 2019, the Company recorded $10,737 and $49,391, respectively, of stock-based compensation expense related to a June 1, 2019 grant of 231,635 shares of common stock to Mr. Cutchens, the Company’s Chief Financial Officer, which vests 25% on the six month, 1 year, 2 year, and 3 year anniversaries of the grant date.

Vendor Services

During the three months ended September 30, 2020, the Company entered into a consulting, public relations, and marketing agreement whereby the Company issued 200,000 restricted shares of its common stock for services to be performed during the agreement period of July 15, 2020 through October 15, 2020. During the three months ended September 30, 2020 and 2019, the Company recorded $5,708 and $0, respectively, of expense.

Conversion of Debt Securities

During the three months ended September 30, 2020, $288,182 of convertible notes, including fees and interest, were converted into 16,331,766 shares of the Company’s common stock by accredited investors, valued at $708,272. During the three months ended September 30, 2019, there were no conversions of convertible notes into shares of the Company’s common stock.

Reserved Shares

At September 30, 2020, the convertible promissory notes entered into with the accredited investors require the Company to reserve approximately 297,000,000 shares of its common stock for potential future conversions under such instruments.

At September 30, 2020, 7,202 shares of the Company’s common stock remain subject to be returned to the Company’s treasury for cancellation. Such shares were not sold as part of 8,000 shares of the Company’s common stock that was advanced during fiscal year 2014 under an Equity Line of Credit.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 9: STOCKHOLDERS’ EQUITY (continued)

Common Stock Warrants

Exchange Agreement – Warrants Exchanged for Common Stock

During the three months ended September 30, 2020, the Company entered into an Exchange Agreement with its Chief Executive Officer, Anshu Bhatnagar (“Holder”), whereby earned and issued warrants to purchase 37,390,452 shares of the Company’s Common Stock (the “Cancelled Warrants”) pursuant to the terms of that certain Transition Agreement (the “Transition Agreement”) and Warrant Agreement (the “Warrant Agreement”) each between the Company and Holder and dated as of January 11, 2019 were forfeited and exchanged for (i) 37,390,452 shares of the Company’s Common Stock (the “Shares”) and (ii) the cancellation and termination of the Transition Agreement and Warrant Agreement. The Cancelled Warrants had an exercise price of $0.50 per share and were not subject to expiration. Such Exchange Agreement is intended to make the Company’s capitalization more attractive to potential investors and to remove the uncertainty associated with any future grants of warrants under the Transition Agreement and Warrant Agreement, although there can be no assurance of any future investments on terms that are attractive to the Company, or at all. Immediately prior to the Company’s entry into the Exchange Agreement, it was determined that 5,650,708 additional warrants (the “Additional Warrants”) to purchase the Company’s Common Stock were due to and issued to the Holder in accordance with the terms and conditions of the Transition Agreement as the Transition Agreement required certain liabilities to be eliminated by the prior management team within six months of the Transition Agreement’s effective date of January 11, 2019. However, the Additional Warrants were immediately cancelled and terminated with the intention of mitigating potential liabilities arising from certain issuances of the Company’s Common Stock below the minimum price of $0.50 per share as stated within the Transition Agreement. The Shares to be issued and sold to the Holder pursuant to the Exchange Agreement were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. For the three months ended September 30, 2020, the Company recorded $153,301 of stock-based compensation expense related to the Exchange Agreement.

Warrant Agreement – Earned Warrants

Mr. Bhatnagar, the Company’s President and Chief Executive Officer, was entitled to receive warrants to acquire 4% of the outstanding fully diluted common stock of the Company (the “Earned Warrants”) each time the Company’s revenue increases by $1,000,000. The exercise price of the Earned Warrants was equal to $0.50 per share, and he may not receive Earned Warrants to the extent that the number of Signing Shares (as defined in the Warrant Agreement) and Earned Warrants exceed 80% of the fully diluted common stock of the Company (“Warrant Cap”).

For the three months ended September 30, 2019, since the Company’s revenue was $7,569,612, Mr. Bhatnagar earned warrants to acquire 19,941,573 shares of the Company’s common stock under the provisions of the Warrant Agreement. At September 30, 2019, under the current Warrant Cap, there remained approximately 12,500,000 shares of the Company’s common stock that Mr. Bhatnagar can earn.

For the three months ended September 30, 2019, the Company recognized $9,970,787 of stock-based compensation expense related to the earned warrants. At September 30, 2019, there remained approximately $6,232,000 of stock-based compensation expense that the Company expects to recognize over the next six months.

The Company estimated the fair value of each option award on the date of grant using a black-scholes option valuation model that uses the assumptions noted in the table below. Because black-scholes option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’s stock. The Company used historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted was derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were utilized during the three months ended September 30, 2019:

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 9: STOCKHOLDERS’ EQUITY (continued)

Expected volatility	21,779.77%
Weighted-average volatility	21,779.77%
Expected dividends	0%
Expected term (in years)	5.0
Risk-free rate	2.52%

The following table sets forth common stock purchase warrants outstanding at September 30, 2019:

	Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding, June 30, 2019	4,985,394	$0.50	$-
Warrants earned	19,941,574	0.50	-
Warrants forfeited	-	-	-
Outstanding, September 30, 2019	24,926,968	$0.50	$-

Common stock issuable upon exercise of warrants	24,926,968	$0.50	$-

	Common Stock Issuable Upon Exercise of Warrants Outstanding			Common Stock Issuable Upon Warrants Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2020	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2020	Weighted Average Exercise Price
$0.50	24,926,968	4.96	$0.50	24,926,968	$0.50
	24,926,968	4.96	$0.50	24,926,968	$0.50

NOTE 10: RELATED PARTY TRANSACTIONS

Microphase Corporation

At September 30, 2020, the Company owed $32,545 to Microphase for previously leased office space at its Norwalk location and for certain research and development services and shared administrative personnel from time to time, all through December 31, 2015.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 10: RELATED PARTY TRANSACTIONS (continued)

Transactions With Officers

Note Payable Issuances

At various points during past fiscal years certain officers and former officers of the Company provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of these notes accrue interest at the rate of 6% per annum, and are payable on demand. During the three months ended September 30, 2020 and 2019, the officers and former officers advanced $0 and $20,952, respectively, to provide working capital to the Company and $1,197 and $11,137 has been charged for interest on loans from officers and former officers.

At September 30, 2020 and June 30, 2020, these outstanding notes including accrued interest totaled $79,955 and $78,758, respectively. At September 30, 2020, these promissory notes are not convertible into shares of the Company common stock.

During the three months ended September 30, 2019, the Company incurred $10,500 of expense related to legal and consulting services provided by Mr. Smiley, the Company’s former CFO and legal counsel. During the three months ended September 30, 2020, the Company did not incur any expense or utilize any services by Mr. Smiley, the Company’s former CFO and legal counsel.

Office Lease

Effective May 1, 2019, the Company relocated its corporate office to 9841 Washingtonian Blvd., Suite 390, Gaithersburg, MD 20878, and incurs rent expense of $1,350 per month, which is payable to a related party. The lease term with the related party is a month-to-month arrangement. For the three months ended September 30, 2020 and 2019, $4,050 and $4,050, respectively, was recognized as rent expense under the terms of this month-to-month arrangement. At September 30, 2020 and June 30, 2020, $27,871 and $23,821, respectively, was accrued as payable to the related party.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Commitments

Office Lease

Effective May 1, 2019, the Company relocated its corporate office to 9841 Washingtonian Blvd., Suite 390, Gaithersburg, MD 20878, and incurs rent expense of $1,350 per month, which is payable to a related party. The lease term with the related party is a month-to-month arrangement.

Judgement Settlement Agreement

Effective December 10, 2018, the Company entered into a “Judgment Settlement Agreement” to satisfy in full the Forbearance Agreement with Fife that was previously in effect. As a result, under the Judgment Settlement Agreement, no shares of the Company’s common stock are issuable or eligible to be converted into. Under the terms of the Judgment Settlement Agreement, the Company was required to pay $15,000 per month from January 15, 2019 through and including February 15, 2020, with a final payment of $195,000 which was due and payable in March of 2020. The Company made all required payments with the exception of the final payment of $195,000 which was due and payable in March of 2020. On August 17, 2020, the Company entered into a second amendment (the “Second Amendment”) to the Judgement Settlement Agreement, whereby the Company issued a convertible promissory note in the principal amount of $300,000 (the “Note”) to repay the amounts still outstanding under the Judgment Settlement Agreement. The Note matures on August 17, 2021, bears interest at a rate of 10% per annum, requires certain monthly minimum cash payments as specified in the Note, and is convertible into shares of the Company’s common stock, par value $0.01 per share, at a conversion price as specified in the Note. The Note may be prepaid by the Company at any time prior to maturity without penalty. Failure to make any of the payments, when due, will result in an additional debt obligation, inclusive of principal and interest at the date of default to be immediately due and payable by the Company. The ultimate final payment amount is expected to be less than the liability balance of $765,247 presented as liabilities in arrears – judgement settlement agreement on the consolidated balance sheets (see Note 6).

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 11: COMMITMENTS AND CONTINGENCIES (continued)

Contracts and Commitments Executed Pursuant to the Transition Agreement

In the transaction whereby, Mr. Bhatnagar acquired control of the Company on January 11, 2019, the Company entered into material commitments including an employment agreement and a warrant agreement (see Note 9).

Contingencies

Judgment Settlement Agreement

Effective December 10, 2018, the Company entered into a “Judgment Settlement Agreement” to satisfy in full the Forbearance Agreement with Fife that was previously in effect. As a result, under the Judgment Settlement Agreement, no shares of the Company’s common stock are issuable or eligible to be converted into. Under the terms of the Judgment Settlement Agreement, the Company was required to pay $15,000 per month from January 15, 2019 through and including February 15, 2020, with a final payment of $195,000 which was due and payable in March of 2020. The Company made all required payments with the exception of the final payment of $195,000 which was due and payable in March of 2020. On August 17, 2020, the Company entered into a second amendment (the “Second Amendment”) to the Judgement Settlement Agreement, whereby the Company issued a convertible promissory note in the principal amount of $300,000 (the “Note”) to repay the amounts still outstanding under the Judgment Settlement Agreement. The Note matures on August 17, 2021, bears interest at a rate of 10% per annum, requires certain monthly minimum cash payments as specified in the Note, and is convertible into shares of the Company’s common stock, par value $0.01 per share, at a conversion price as specified in the Note. The Note may be prepaid by the Company at any time prior to maturity without penalty. Failure to make any of the payments, when due, will result in an additional debt obligation, inclusive of principal and interest at the date of default to be immediately due and payable by the Company. The ultimate final payment amount is expected to be less than the liability balance of $765,247 presented as liabilities in arrears – judgement settlement agreement on the consolidated balance sheets (see Note 6).

Should the Company satisfy the liability as described within the Judgement Settlement Agreement above, the Company would realize a gain on such settlement of approximately $435,000.

NOTE 12: DISCONTINUED OPERATIONS

The Company has classified the operating results and associated assets and liabilities from its Jump line of products, which ceased generating material revenue during the first quarter of fiscal year 2017, as discontinued operations in the consolidated financial statements for the three months ended September 30, 2020 and 2019.

The assets and liabilities associated with discontinued operations included in our consolidated balance sheets at September 30, 2020 and June 30, 2020 were only accounts payable with a balance of $82,795 and $82,795, respectively.

For the three months ended September 30, 2020 and 2019, there were no revenue or expenses associated with discontinued operations included in our consolidated statements of operations.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 13: SUBSEQUENT EVENTS

On October 13, 2020, the Company withdrew its previously filed preliminary registration statement in accordance with the registration rights agreement entered into with White Lion Capital, LLC on July 13, 2020.

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

On December 2, 2020, the Company issued 2,666,666 shares of its common stock in accordance with the Asset Purchase Agreement (“APA”) of its CloseComms acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and our audited consolidated financial statements and related notes for our fiscal year ended June 30, 2020 found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on January 5, 2021.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these unaudited consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, potential impairment of intangible assets, accrued liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in Note 3 above and the Company’s Annual Report on Form 10-K as filed with the SEC on January 5, 2021, are those that depend most heavily on these judgments and estimates. As of September 30, 2020, there had been no material changes to any of the critical accounting policies contained therein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Continuing Operations

Revenue

Our revenue increased to $7,586,864 for the three months ended September 30, 2020, compared to $7,569,612 for the three months ended September 30, 2019, an increase of $17,252. The consistent revenue is the result of continued deployment of our learning track technology platform and services which generated $6,180,000 of subscription revenue, $897,264 of service and support revenue and $509,600 of application development and implementation revenue.

Cost of Revenue

Cost of revenue totaled $5,625,389 for the three months ended September 30, 2020, compared to $5,706,514 for the three months ended September 30, 2019.

Operating Expenses

Our operating expenses decreased to $765,846 for the three months ended September 30, 2020, compared to $11,945,636 for the three months ended September 30, 2019, a decrease of $11,197,790, or 94%. The decrease is primarily due to $9,832,326 of stock-based compensation expense recognized during 2019 related to the Company’s Chief Executive Officer and Chief Financial Officer, and lower operating expenses of $1,326,282.

Other (Expense) Income

Our other expense, net, increased by $252,162, or 113%, for the three months ended September 30, 2020. The increase is primarily the result of increases in initial derivative expense, amortization of debt discount, and interest expense, partially offset by the gain on the change in fair value of derivative liability associated with the convertible promissory notes and gain on extinguishment of debt.

Net Income from Continuing Operations

We had net income from continuing operations of $720,494 for the three months ended September 30, 2020, compared to a net loss of $10,305,511 for the three months ended September 30, 2019, an increase of $11,026,005, or 107%. The increase in net income is primarily driven by the increase in gross profit, coupled with the decrease in operating expenses, and partially offset by the increase in other expense, net, as disclosed above.

Discontinued Operations

For the three months ended September 30, 2020 and 2019, there are no revenue, cost of revenue, operating expenses, other income (expense), or net income from discontinued operations comparatives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

At September 30, 2020, we had $46,514 of cash on-hand, a decrease of $95,899 from $142,413 at June 30, 2020.

Net cash used in operating activities of continuing operations was $306,368 for the three months ended September 30, 2020, an increase of $114,998 from $191,370 used during the three months ended September 30, 2019. This increase was primarily due to increases in accounts receivable, partially offset by a net increase in non-cash charges and an increase in accounts payable and accrued expenses.

Net cash used in investing activities of continuing operations was $968 for the three months ended September 30, 2020 as compared to no net cash used in or provided by investing activities of continuing operations for the three months ended September 30, 2019.

Financing activities of continuing operations increased by $97,400 to $332,600 for the three months ended September 30, 2020, compared to $235,200 for the three months ended September 30, 2019. This increase was primarily due to increased proceeds from issuances of convertible promissory notes, coupled with decreased repayments under settlement agreement and notes payable to related parties, partially offset by no proceeds from the sale of common stock or notes payable to related parties, and repayments of convertible promissory notes.

Going Concern

We have incurred net income of $720,494 and a net loss of $10,305,511, and have used cash in operating activities of $306,368 and $191,370 for the three months ended September 30, 2020 and 2019, respectively. At September 30, 2020, we had a working capital surplus of $4,427,531, and an accumulated deficit of $227,006,926. It is management’s opinion that these facts raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the date of this filing, without additional debt or equity financing. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

The full impact of the COVID-19 pandemic on our financial condition and results of operations will depend on future developments, such as the ultimate duration and scope of the pandemic, its impact on our employees, customers, and vendors, in addition to how quickly normal economic conditions and operations resume and whether the pandemic impacts other risks disclosed in Item 1A “Risk Factors” within our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the SEC on January 5, 2021. Even after the pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred as a result of the pandemic. Therefore, we cannot reasonably estimate the impact at this time. We continue to actively monitor the pandemic and may determine to take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, vendors, and shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2020 to determine whether the Company’s disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPhase Technologies, Inc.

/s/ Anshu Bhatnagar
Anshu Bhatnagar
Chief Executive Officer (Principal Executive, Financial and Accounting Officer)
January 19, 2021

