Form 10-Q
period 2020-12-31
MPHASE TECHNOLOGIES INC
filed 2021-02-22
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of February 15, 2021 there were 76,772,452 shares of the issuer’s common stock, $0.01 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

mPhase Technologies, Inc.

Consolidated Balance Sheets

	December 31, 2020	June 30, 2020
	(Unaudited)
Assets
Current Assets
Cash	$2,143	$142,413
Accounts receivable, net	21,846,149	14,048,095
Prepaid expenses	5,349	4,477
Other assets	38,753	30,879
Total Current Assets	21,892,394	14,225,864
Property and equipment, net	25,786	32,669
Goodwill	3,699	3,636
Intangible assets - purchased software, net	2,527,325	2,835,117
Other assets	4,136	11,670
Total Assets	$24,453,340	$17,108,956

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$11,650,554	$7,897,887
Accrued expenses	1,820,075	1,123,842
Contract liabilities	299,329	219,652
Due to related parties	86,076	84,485
Note payable to officer	27,639	26,818
Notes payable	31,725	20,469
Convertible notes payable, net	304,826	189,641
Liabilities in arrears with convertible features	109,000	109,000
Liabilities in arrears - judgement settlement agreement (Note 6)	773,959	771,702
Derivative liability	1,118,039	897,631
Liabilities of discontinued operations	82,795	82,795
Total Current Liabilities	16,304,017	11,423,922

Notes payable, net of current portion	159,270	167,459
Total Liabilities	16,463,287	11,591,381

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Preferred stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at December 31, 2020 and June 30, 2020	10	10
Common stock, $0.01 par value; 500,000,000 shares authorized, 75,907,563 shares issued and 75,763,376 shares outstanding at December 31, 2020, and 19,318,679 shares issued and 19,174,492 outstanding at June 30, 2020	757,635	191,745
Additional paid-in-capital	233,264,147	231,984,704
Common stock to be issued	-	955,466
Accumulated other comprehensive (loss) income	(30,025)	113,070
Accumulated deficit	(226,001,714)	(227,727,420)
Total Stockholders’ Equity	7,990,053	5,517,575
Total Liabilities and Stockholders’ Equity	$24,453,340	$17,108,956

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

mPhase Technologies, Inc.

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Revenue	$7,636,436	$7,561,967	$15,223,300	$15,131,579
Cost of revenue	5,625,010	5,623,930	11,250,399	11,330,444
Gross Profit	2,011,426	1,938,037	3,972,901	3,801,135
Operating Expenses:
Software development costs	-	906,423	-	2,110,037
Salaries and benefits	268,859	6,602,821	788,632	16,976,103
General and administrative expenses	423,669	519,209	669,742	887,948
Total Operating Expenses	692,528	8,028,453	1,458,374	19,974,088
Operating Income (Loss)	1,318,898	(6,090,416)	2,514,527	(16,172,953)
Other (Expense) Income:
Interest expense	(31,776)	(56,787)	(117,739)	(95,653)
Loss (Gain) on change in fair value of derivative liability	(108,188)	404,597	157,900	470,400
Amortization of debt discounts, deferred financing costs, and original issue discounts	(173,722)	(149,931)	(494,184)	(184,266)
Initial derivative liability expense	-	(42,227)	(366,068)	(257,803)
Gain on debt extinguishments	-	-	31,270	-
Total Other (Expense) Income	(313,686)	155,652	(788,821)	(67,322)
Income (Loss) from continuing operations before income taxes	1,005,212	(5,934,764)	1,725,706	(16,240,275)
Income taxes	-	-	-	-
Net income (loss)	$1,005,212	$(5,934,764)	$1,725,706	$(16,240,275)

Comprehensive income (loss):
Unrealized loss on currency translation adjustment	(21,932)	(21,562)	(143,095)	-
Comprehensive income (loss)	$983,280	$(5,956,326)	$1,582,611	$(16,240,275)

Income (Loss) per common share:
Income (loss) per common share – basic	$0.01	$(0.48)	$0.03	$(1.32)

Income (loss) per common share – diluted	$0.01	$(0.48)	$0.02	$(1.32)

Weighted average shares outstanding – basic	73,996,275	12,473,865	68,591,025	12,294,895

Weighted average shares outstanding – diluted	105,716,572	12,473,865	100,341,323	12,294,895

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

mPhase Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

For the Six Months Ended December 31, 2020 and 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional	Common	Accumulated
	Shares	$0.01 Par Value	Shares	$0.01 Par Value	Paid in Capital	Stock to be Issued	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance June 30, 2020	1,000	$10	19,174,492	$191,745	$231,984,704	$955,466	$113,070	$(227,727,420)	$5,517,575

Issuance of common stock for conversions of convertible promissory notes			16,331,766	163,318	544,954				708,272
Issuance of common stock for exchange of warrants			37,390,452	373,905	(220,604)				153,301
Stock-based compensation for restricted shares under employment agreement					10,737				10,737
Issuance of common stock for vendor services			200,000	2,000	4,820				6,820
Other comprehensive loss							(121,163)		(121,163)
Net income								720,494	720,494
Balance September 30, 2020	1,000	$10	73,096,710	$730,968	$232,324,611	$955,466	$(8,093)	$(227,006,926)	$6,996,036

Issuance of common stock for CloseComms acquisition			2,666,666	26,667	928,799	(955,466)			-
Stock-based compensation for restricted shares under employment agreement					10,737				10,737
Other comprehensive loss							(21,932)		(21,932)
Net income								1,005,212	1,005,212
Balance December 31, 2020	1,000	$10	75,763,376	$757,635	$233,264,147	$-	$(30,025)	$(226,001,714)	$7,990,053

	Preferred Stock		Common Stock		Additional	Common	Accumulated
	Shares	$0.01 Par Value	Shares	$0.01 Par Value	Paid in Capital	Stock to be Issued	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance June 30, 2019	1,000	$10	11,689,078	$116,890	$214,007,203	$115,388	$-	$(213,633,853)	$605,638

Issuance of common stock to accredited investors in private placements			380,000	3,800	91,200	(30,500)			64,500
Issuance of common stock for the conversion of related party debts and strategic vendor payables			294,654	2,947	70,716	(73,663)			-
Warrants earned under employment contract					9,970,787				9,970,787
Other comprehensive income							54,694		54,694
Net loss								(10,305,511)	(10,305,511)
Balance September 30, 2019	1,000	$10	12,363,732	$123,637	$224,139,906	$11,225	$54,694	$(223,939,364)	$390,108

Issuance of common stock to accredited investors in private placements			10,000	100	2,400	130,000			132,500
Issuance of common stock for accrued services			62,000	620	14,880				15,500
Restricted shares issued under employment contract			57,909	579	106,078				106,657
Warrants earned under employment contract					6,231,742				6,231,742
Other comprehensive loss							(21,562)		(21,562)
Net loss								(5,934,764)	(5,934,764)
Balance December 31, 2019	1,000	$10	12,493,641	$124,936	$230,495,006	$141,225	$33,132	$(229,874,128)	$920,181

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

mPhase Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,725,706	$(16,240,275)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discounts, deferred financing costs, and original issue discounts	494,184	184,266
Depreciation and amortization	461,659	484,278
Initial derivative expense	366,068	257,803
Stock-based compensation	206,521	16,292,722
Gain on extinguishment of debt	(31,270)	-
Gain on change in fair value of derivative liability	(157,900)	(470,400)
Changes in operating assets and liabilities:
Increase in accounts receivable	(15,298,054)	(4,054,825)
(Increase) decrease in prepaid expenses	(7,692)	6,640
Increase in other assets	(546)	(5,703)
Increase in contract liabilities	79,677	115,166
Increase in accounts payable and accrued expenses	11,833,599	2,769,479
Net cash used in operating activities	(328,048)	(660,849)

Cash flows from investing activities:
Capital expenditures	(1,727)	-
Net cash used in investing activities	(1,727)	-

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, net	463,600	665,000
Proceeds from sale of common stock, net of finder’s fees	-	197,000
Proceeds from notes payable to related parties	-	37,800
Repayments of notes payable to related parties	-	(32,000)
Repayments under settlement agreement	(15,000)	(90,000)
Repayments of convertible notes payable	(116,000)	(78,000)
Net cash provided by financing activities	332,600	699,800

Effect of foreign exchange rates changes on cash	(143,095)	33,132
Net (decrease) increase in cash	(140,270)	72,083
Cash at beginning of period	142,413	33,996
Cash at end of period	$2,143	$106,079

Supplemental disclosure:
Cash paid for interest	$52,681	$35,053
Cash paid for taxes	$-	$-

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

	For the Six Months Ended
	December 31,
	2020	2019
Supplemental disclosure of non-cash operating activities:

Initial fair value of derivative liability recorded as debt discount	$463,600	$665,001

Supplemental disclosure of non-cash investing and financing activities:

Issuance of Common Stock for services
Value	$6,820	$15,000
Shares	200,000	62,000

Issuance of Common Stock for the conversion of Related Party debts and Strategic Vendor payables
Value	$-	$73,663
Shares	-	294,654

Issuance of Common Stock for conversions of convertible promissory notes and accrued interest
Value	$708,272	$-
Shares	16,331,766	-

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

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

The consolidated unaudited financial statements for the three and six months ended December 31, 2020 and 2019 include the operations of mPhase and its wholly-owned subsidiaries, mPower Technologies, Inc., Medds, Inc., mPhase Technologies India Private Limited effective March 19, 2019, and Alpha Predictions LLP effective June 30, 2019. All significant intercompany accounts and transactions have been eliminated in the consolidation.

These consolidated unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 30, 2020, contained in the Company’s Annual Report on Form 10-K filed with the SEC on January 5, 2021. The results of operations for the six months ended December 31, 2020, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2021.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

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

The Company has incurred negative cash flows from operations of $328,048 for the six months ended December 31, 2020. At December 31, 2020, the Company had a working capital surplus of $5,588,377, and an accumulated deficit of $226,001,714. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this report, without additional debt or equity financing. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

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

The exchange rates used to translate amounts in INR (beginning March 19, 2019) and GBP (beginning May 11, 2020) into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet:

	December 31, 2020	June 30, 2020
Period-end INR: USD exchange rate	$0.01367	$0.01329
Period-end GBP: USD exchange rate	$1.35792	$1.23244

Income statement:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Average Period INR: USD exchange rate	$0.01362	$0.01412	$0.01351	$0.01425
Average Period GBP: USD exchange rate	$1.32094	$-	$1.29006	$-

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

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

Revenue Risk

Agreements which potentially subject the Company to concentrations of revenue risk consist principally of one customer agreement. For the six months ended December 31, 2020 and 2019, this one customer accounted for 100% and 99% of our total revenue, respectively. At December 31, 2020 and June 30, 2020, this one customer accounted for approximately 100% and 96% of our total accounts receivable, respectively.

Supplier Risk

Agreements which potentially subject the Company to concentrations of supplier risk consist principally of one supplier agreement. For the six months ended December 31, 2020, this one supplier accounted for approximately 100% of our total cost of revenue and accounted for approximately 97% of our total accounts payable. For the six months ended December 31, 2019, this one supplier accounted for approximately 96% of our total cost of revenue and accounted for approximately 83% of our total accrued expenses.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at December 31, 2020 and June 30, 2020. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. At December 31, 2020 and June 30, 2020, the Company’s cash balances did not exceed the FDIC limit.

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. Additionally, to date, the Company has entered into three separate tri-party settlement and offset agreements with its largest customer and largest vendor, whereby the Company’s largest customer has agreed to direct funds due the Company for certain outstanding invoices, to the Company’s largest vendor to satisfy payment on behalf of the Company for certain outstanding invoices. To date, the aggregate amount of the three tri-party settlement and offset agreements has totaled $22,500,000. At December 31, 2020 and June 30, 2020, the Company determined there was no requirement for an allowance for doubtful accounts.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets

Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of the net identified tangible and intangible assets acquired. The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. The Company tests goodwill for impairment by first comparing the fair value of the reporting unit to its carrying value. If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of impairment loss, if any. On June 30, 2021, the Company will perform its annual evaluation of goodwill impairment to determine if the estimated fair value of the reporting unit exceeds its carrying value.

Patents and licenses are capitalized when the Company determines there will be a future benefit derived from such assets and are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset, generally five years. As of December 31, 2020 and June 30, 2020, the book value of patents and licenses of $214,383, has been fully amortized and no amortization expense was recorded for the six months ended December 31, 2020 and 2019.

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

At December 31, 2020, the book value of purchased and developed technology of $3,901,531, included three technology platforms, a machine learning platform and two artificial intelligence platforms. For the six months ended December 31, 2020 and 2019, the Company incurred amortization expense of $450,302 and $484,278, respectively.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

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

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities, due to related parties, and current and long-term debt. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. The fair value of short and long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value with the exception of the fair value of due to related parties as the fair value cannot be determined due to a lack of similar instruments available to the Company. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments. At December 31, 2020, the Company had a Level 3 financial instrument related to its derivative liability.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

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

In computing diluted EPS, only potential common shares that are dilutive, those that reduce EPS or increase loss per share, are included. The effect of contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. For the three and six months ended December 31, 2020, as we incurred net income for those periods, dilutive shares included 31,750,297 shares of the Company’s common stock related to convertible promissory notes, assuming conversion of such convertible promissory notes occurred at October 1, 2020 and July 1, 2020, respectively, as the conversion price of the convertible promissory notes were less than the average market price of the Company’s common stock for the three and six months ended December 31, 2020. Additionally, for dilutive EPS purposes for the three and six months ended December 31, 2020, the assumed conversion of such convertible promissory notes at October 1, 2020 and July 1, 2020, increased the net income amount used in the dilutive EPS computation by $742,537 and $751,482, respectively, as a result of the net impact of interest that would not have been incurred during the period as well as original issue discounts, deferred financing costs, debt discounts, and derivative liability balances that would not have been required at December 31, 2020. At December 31, 2020, there were 115,817 restricted shares of the Company’s common stock to be issued upon vesting pursuant to the terms of an employment agreement with its Chief Financial Officer, which were not included in computing dilutive EPS. For the three and six months ended December 31, 2019, basic and diluted EPS are computed using the same number of weighted average shares as we incurred a net loss for those periods. At December 31, 2019, there were outstanding warrants to purchase up to approximately 37,000,000 shares of the Company’s common stock, approximately 703,726 shares of the Company’s common stock to be issued, and notes payable held by third parties with convertible features that if converted, would total approximately 1,400,000 shares of the Company’s common stock, which may dilute future EPS.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

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

NOTE 4: INTANGIBLE ASSET – PURCHASED SOFTWARE, NET

Intangible asset – Purchased Software, net, is comprised of the following at:

	December 31,	June 30,
	2020	2020
Purchased software	$3,901,531	$3,759,021
Less: accumulated amortization	(1,374,206)	(923,904)
Purchased software, net	$2,527,325	$2,835,117

Intangible asset – Purchased Software consists of the following three software technologies:

Alpha Predictions developed software	$1,367,007
Travel Buddhi developed software	116,313
CloseComms developed software	1,044,005
Total developed software	$2,527,325

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

NOTE 4: INTANGIBLE ASSET – PURCHASED SOFTWARE, NET (continued)

The Alpha Predictions developed software was acquired on June 30, 2019, through the acquisition of 99% of the outstanding common shares of Alpha Predictions LLP, was valued at $2,905,668, and included all rights, software, and code of the technology platform. The Travel Buddhi developed software was acquired on February 15, 2019, for $115,281 and included all rights, software, and code of the technology platform. The CloseComms developed software was acquired on March 11, 2020, valued at $954,918, and included all rights, software, and code of the technology platform. At December 31, 2020, the Travel Buddhi and CloseComms technology platforms have not been placed in service, but are expected to be during fiscal year 2021.

Developed software costs are amortized on a straight-line basis over three years. Amortization of developed software costs is included in general and administration expenses within the unaudited consolidated statements of operations.

For the three and six months ended December 31, 2020, amortization expense was $226,469 and $450,302, respectively. For the three and six months ended December 31, 2019, amortization expense was $242,139 and $484,278, respectively.

Future amortization expense related to the existing net carrying amount of developed software at December 31, 2020 is expected to be as follows:

Remainder of fiscal year 2021	$649,055
Fiscal year 2022	1,298,111
Fiscal year 2023	386,773
Fiscal year 2024	193,386
$2,527,325

NOTE 5: REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table presents our revenue disaggregated by category and primary geographic regions within our single reporting segment:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Categories:
Subscription	$6,180,000	$6,180,000	$12,360,000	$12,360,000
Service and support	906,756	874,979	1,804,020	1,745,068
Application development and implementation	549,680	506,988	1,059,280	1,026,511
Total Revenue	$7,636,436	$7,561,967	$15,223,300	$15,131,579

Primary Geographic Regions:
India	100%	100%	100%	100%
	100%	100%	100%	100%

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

NOTE 5: REVENUE FROM CONTRACTS WITH CUSTOMERS (continued)

The following table presents our long-lived assets by primary geographic regions within our single reporting segment:

	December 31,
	2020	2019
India	$1,492,390	$2,466,998
United Kingdom	1,068,556	-
Total long-lived assets	$2,560,946	$2,466,998

For the six months ended December 31, 2020 and 2019, the Company was subject to revenue concentration risk as one customer accounted for 100% and approximately 99% of our total revenue, respectively.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

NOTE 5: REVENUE FROM CONTRACTS WITH CUSTOMERS (continued)

Contract Liabilities

Contract liabilities include amounts billed to the customer in excess of revenue recognized and are presented as contract liabilities on the consolidated balance sheets. At December 31, 2020 and June 30, 2020, contract liabilities totaled $299,329 and $219,652, respectively.

The following table presents a reconciliation of the contract liabilities from June 30, 2020 to December 31, 2020:

June 30, 2020	$219,652
Contract liability deferral	143,519
Amortization of contract liability to revenue	(63,842)
December 31, 2020	$299,329

Practical Expedient

The Company has elected a practical expedient to omit certain disclosures about the transaction price allocated to remaining performance obligations for contracts with terms of one year or less.

NOTE 6: NOTES PAYABLE

Notes payable is comprised of the following:

	December 31,	June 30,
	2020	2020
Note payable, SBA – Paycheck Protection Program [1]	$33,555	$33,388
Note payable, SBA – Economic Injury Disaster Loan [2]	157,440	154,540
Note payable, John Fife (dba St. George Investors)/Judgment Settlement Agreement [3]	773,959	771,702
Total notes payable	$964,954	$956,630
Less: current portion of notes payable	(805,684)	(792,171)
Long-term portion of notes payable	$159,270	$167,459

[1] effective April 28, 2020, the Company entered into a promissory note with an approved lender in the principal amount of $33,333. The note was approved under the provisions of the Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”) and the terms of the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program. The note accrues interest for the first six months following the issuance date at a rate of 1% per annum, (increasing to 6% per annum upon the occurrence of an Event of Default (as defined in the note)), and beginning November 28, 2020, requires 18 monthly payments of $1,876 each, consisting of principal and interest until paid in full on April 28, 2022. The note may be prepaid by the Company at any time prior to the maturity date with no prepayment penalties. Additionally, any portion of the note up to the entire principal and accrued interest balance may be forgiven in the event the Company satisfies certain requirements as determined by the CARES Act. The Company expects to satisfy the requirements for forgiveness of the entire principal and accrued interest balance and will apply for such forgiveness by the deadline. At December 31, 2020, $26,262 was recorded as a current liability within notes payable and $7,293 was recorded as a long-term liability within notes payable, net of current portion with the consolidated balance sheets.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

NOTE 6: NOTES PAYABLE (continued)

[2] effective May 28, 2020, the Company entered into a promissory note and security agreement with the U.S. Small Business Administration (“SBA”) in the principal amount of $150,000. The note was approved under the provisions of the Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”) and the terms of the COVID-19 Economic Injury Disaster Loan (“EIDL”) program of the U.S. Small Business Administration’s EIDL Program. The note accrues interest at a rate of 3.75% per annum, and beginning May 28, 2021, requires monthly payments of $731 each, consisting of principal and interest until paid in full on May 28, 2050. The note may be prepaid by the Company at any time prior to the maturity date with no prepayment penalties. Additionally, this promissory note is collateralized by certain of the Company’s property as specified within the security agreement. Furthermore, on June 4, 2020, the Company received $4,000 from the SBA, which it is currently working to obtain details from the SBA regarding this amount. As such, at December 31, 2020, the Company recorded this amount as a current liability. At December 31, 2020, $5,462 was recorded as a current liability within notes payable and $151,978 was recorded as a long-term liability within notes payable, net of current portion with the consolidated balance sheets.

[3] effective December 10, 2018, the Company entered into a “Judgment Settlement Agreement” to satisfy in full the Forbearance Agreement with Fife that was previously in effect. As a result, under the Judgment Settlement Agreement, no shares of the Company’s common stock are issuable or eligible to be converted into. Under the terms of the Judgment Settlement Agreement, the Company was required to pay $15,000 per month from January 15, 2019 through and including February 15, 2020, with a final payment of $195,000 which was due and payable in March of 2020. The Company made all required payments with the exception of the final payment of $195,000 which was due and payable in March of 2020. On August 17, 2020, the Company entered into a second amendment (the “Second Amendment”) to the Judgement Settlement Agreement, whereby the Company issued a convertible promissory note in the principal amount of $300,000 (the “Note”) to repay the amounts still outstanding under the Judgment Settlement Agreement. The Note matures on August 17, 2021, bears interest at a rate of 10% per annum, requires certain monthly minimum cash payments as specified in the Note, and is convertible into shares of the Company’s common stock, par value $0.01 per share, at a conversion price as specified in the Note. The Note may be prepaid by the Company at any time prior to maturity without penalty. Failure to make any of the payments, when due, will result in an additional debt obligation, inclusive of principal and interest at the date of default to be immediately due and payable by the Company. The ultimate final payment amount is expected to be less than the liability balance of $773,959 presented as liabilities in arrears – judgement settlement agreement on the consolidated balance sheets.

NOTE 7: Convertible Debt Arrangements

JMJ Financial

At December 31, 2020 and June 30, 2020, the amount recorded in current liabilities for this one convertible note and accrued interest thereon due to JMJ Financial was $217,844 and $209,330, respectively. During the six months ended December 31, 2020 and 2019 the Company recorded $8,514 and $7,861, respectively of interest for the outstanding convertible note.

At December 31, 2020 and June 30, 2020, the aggregate remaining amount of convertible securities held by JMJ could be converted into 10,892 and 10,466 shares, respectively, with a conversion price of $20.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

NOTE 7: Convertible Debt Arrangements (continued)

Accredited Investors

On July 24, 2020, the Company entered into a securities purchase agreement with an accredited investor (“Lender 1”) and issued an 8% convertible promissory note in the principal amount of $105,000 (including a $5,000 original issue discount) to the Lender 1 with a maturity date of July 24, 2021. On July 27, 2020, the Company received net proceeds in the amount of $95,000 as a result of $5,000 being paid to reimburse the Lender 1 for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 60% of the lowest closing price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $175,000, original issue discount of $5,000, deferred financing costs of $5,000 and debt discount of $95,000. The original issue discount, deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $105,000 and $3,705, respectively, at December 31, 2020. The aggregate balance of the convertible promissory note, net of original issue discount, deferred financing costs and debt discount at December 31, 2020 was $46,315.

On July 31, 2020, the Company entered into a securities purchase agreement with an accredited investor (“Lender 2”) and issued an 8% convertible promissory note in the principal amount of $68,000 to the Lender 2 with a maturity date of July 31, 2021. On August 6, 2020, the Company received net proceeds in the amount of $65,000 as a result of $3,000 being paid to reimburse the Lender 2 for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $102,228, deferred financing costs of $3,000 and debt discount of $65,000. The deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $68,000 and $2,295, respectively, at December 31, 2020. The aggregate balance of the convertible promissory note, net of deferred financing costs and debt discount at December 31, 2020 was $28,690.

On August 19, 2020, the Company entered into a securities purchase agreement with an accredited investor (“Lender 3”) and issued an 8% convertible promissory note in the principal amount of $99,225 (including a $4,725 original issue discount) to the Lender 3 with a maturity date of August 19, 2021. On August 20, 2020, the Company received net proceeds in the amount of $90,000 as a result of $4,500 being paid to reimburse the Lender 3 for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 60% of the lowest closing price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $161,856, original issue discount of $4,725, deferred financing costs of $4,500 and debt discount of $86,400. The original issue discount, deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $99,225 and $2,936, respectively, at December 31, 2020. The aggregate balance of the convertible promissory note, net of original issue discount, deferred financing costs and debt discount at December 31, 2020 was $36,700.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

NOTE 7: Convertible Debt Arrangements (continued)

On August 20, 2020, the Company entered into a securities purchase agreement with an accredited investor (“Lender 4”) and issued an 8% convertible promissory note in the principal amount of $63,000 to the Lender 4 with a maturity date of August 20, 2021. On August 21, 2020, the Company received net proceeds in the amount of $60,000 as a result of $3,000 being paid to reimburse the Lender 4 for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $101,996, deferred financing costs of $3,000 and debt discount of $60,000. The deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $63,000 and $1,850, respectively, at December 31, 2020. The aggregate balance of the convertible promissory note, net of deferred financing costs and debt discount at December 31, 2020 was $23,129.

On August 27, 2020, the Company entered into a securities purchase agreement with an accredited investor (“Lender 5”) and issued an 8% convertible promissory note in the principal amount of $105,000 (including a $5,000 original issue discount) to the Lender 5 with a maturity date of August 27, 2021. On August 28, 2020, the Company received net proceeds in the amount of $96,000 as a result of $4,000 being paid to reimburse the Lender 5 for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at the lower of i) $0.03 per share or ii) 62% of the lowest closing price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $176,129, original issue discount of $5,000, deferred financing costs of $4,000 and debt discount of $92,200. The original issue discount, deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $105,000 and $2,923, respectively, at December 31, 2020. The aggregate balance of the convertible promissory note, net of original issue discount, deferred financing costs and debt discount at December 31, 2020 was $36,534.

On August 31, 2020, the Company entered into a securities purchase agreement with an accredited investor (“Lender 6”) and issued an 8% convertible promissory note in the principal amount of $68,000 to the Lender 6 with a maturity date of August 31, 2021. On September 1, 2020, the Company received net proceeds in the amount of $65,000 as a result of $3,000 being paid to reimburse the Lender 6 for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $112,459, deferred financing costs of $3,000 and debt discount of $65,000. The deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $68,000 and $1,833, respectively, at December 31, 2020. The aggregate balance of the convertible promissory note, net of deferred financing costs and debt discount at December 31, 2020 was $22,915.

During the six months ended December 31, 2020, the Company paid-off two outstanding convertible promissory notes with an aggregate balance, including accrued interest and prepayment amount of $168,691.

At December 31, 2020 and June 30, 2020, there was $694,225 and $565,000 of convertible notes payable outstanding, net of discounts of $389,399 and $375,359, respectively.

During the six months ended December 31, 2020 and 2019, amortization of original issue discount, deferred financing costs, and debt discounts amounted to $494,184 and $184,266, respectively.

During the six months ended December 31, 2020, $288,182 of convertible notes, including fees and interest, were converted into 16,331,766 shares of the Company’s common stock. During the six months ended December 31, 2019, there were no conversions of convertible notes into shares of the Company’s common stock.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

NOTE 7: Convertible Debt Arrangements (continued)

At December 31, 2020, the Company was not in compliance with the terms of the Accredited Investors convertible promissory notes due to the Company being late in filing its Form 10-K for the year ended June 30, 2020 and its Form 10-Q for the three months ended September 30, 2020. On January 5, 2021, the Company filed its Form 10-K for the year ended June 30, 2020, and on January 19, 2021, the Company filed its Form 10-Q for the three months ended September 30, 2020. As of January 19, 2021, the Company regained compliance with the terms of the Accredited Investors convertible promissory notes.

Notes payable under convertible debt and debenture agreements, net is comprised of the following:

	December 31,	June 30,
	2020	2020
JMJ Financial	$109,000	$109,000
Accredited Investors	694,225	565,000
Unamortized OID, deferred financings costs, and debt discounts	(389,399)	(375,359)
Total convertible debt arrangements, net	$413,826	$298,641

At December 31, 2020 and June 30, 2020, the outstanding balances are reflected as current liabilities within our consolidated balance sheets. At December 31, 2020 and June 30, 2020, accrued interest on these convertible notes of $133,040 and $116,619, respectively, is included within accrued expenses of the consolidated balance sheets.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from June 30, 2019 to December 31, 2020:

Conversion feature derivative liability
June 30, 2019	$133,669
Initial fair value of derivative liability recorded as debt discount	1,115,000
Initial fair value of derivative liability charged to other expense	1,610,913
Gain on change in fair value included in earnings	(1,961,951)
June 30, 2020	$897,631
Initial fair value of derivative liability recorded as debt discount	463,600
Initial fair value of derivative liability charged to other expense	366,068
Gain on change in fair value included in earnings	(157,900)
Derivative liability relieved by conversions of convertible promissory notes	(451,360)
December 31, 2020	$1,118,039

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

NOTE 8: DERIVATIVE LIABILITY (continued)

Total derivative liability at December 31, 2020 and June 30, 2020 amounted to $1,118,039 and $897,631, respectively. The change in fair value included in earnings of $157,900 is due in part to the quoted market price of the Company’s common stock decreasing from $0.08 at June 30, 2020 to $0.05 at December 31, 2020, coupled with decreased conversion prices due to the effect of “ratchet” provisions incorporated within the convertible notes payable.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the binomial pricing model with binomial simulations at December 31, 2020:

Expected volatility	119.4% - 239.5%
Expected term	5.0 months – 8.0 months
Risk-free interest rate	0.09%
Stock price	$0.048

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

At December 31, 2020, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2020 and June 30, 2020:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability, December 31, 2020	$-	$-	$1,118,039

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability, June 30, 2020	$-	$-	$897,631

NOTE 9: STOCKHOLDERS’ EQUITY

At December 31, 2020, the total number of shares of all classes of stock that the Company shall have the authority to issue is 500,001,000 shares consisting of 500,000,000 shares of common stock, $0.01 par value per share, of which 75,907,563 are issued and 75,763,376 are outstanding, and 1,000 shares of preferred stock, par value $0.01 per share of which 1,000 shares have been designated as Series A Super Voting Preferred of which 1,000 are issued and outstanding.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

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

Common Stock Purchase Agreement

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

On August 14, 2020, the Company filed a preliminary registration statement in accordance with the Rights Agreement entered into with the Investor on July 13, 2020. On October 13, 2020, the preliminary registration statement was withdrawn.

Private Placements

During the six months ended December 31, 2020, the Company did not issue any shares of common stock under any private placements with accredited investors. During the six months ended December 31, 2019, the Company received $197,000 of net proceeds from the issuance of 788,000 shares of common stock in private placements with accredited investors, incurring no finder’s fees, of which 530,000 shares of common stock were issued subsequent to December 31, 2019.

Stock Award Payable

During the six months ended December 31, 2020 and 2019, the Company did not issue any shares of common stock to former officers, outside directors, or strategic consultants.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

NOTE 9: STOCKHOLDERS’ EQUITY (continued)

Stock Based Compensation

During the six months ended December 31, 2020, the Company entered into an exchange agreement (the “Exchange Agreement”) with its Chief Executive Officer, Anshu Bhatnagar (“Holder”), whereby earned and issued warrants to purchase 37,390,452 shares of the Company’s Common Stock (the “Cancelled Warrants”) pursuant to the terms of that certain Transition Agreement (the “Transition Agreement”) and Warrant Agreement (the “Warrant Agreement”) each between the Company and Holder and dated as of January 11, 2019 were forfeited and exchanged for (i) 37,390,452 shares of the Company’s Common Stock (the “Shares”) and (ii) the cancellation and termination of the Transition Agreement and Warrant Agreement. The Cancelled Warrants had an exercise price of $0.50 per share and were not subject to expiration. Such Exchange Agreement is intended to make the Company’s capitalization more attractive to potential investors and to remove the uncertainty associated with any future grants of warrants under the Transition Agreement and Warrant Agreement, although there can be no assurance of any future investments on terms that are attractive to the Company, or at all. Immediately prior to the Company’s entry into the Exchange Agreement, it was determined that 5,650,708 additional warrants (the “Additional Warrants”) to purchase the Company’s Common Stock were due to and issued to the Holder in accordance with the terms and conditions of the Transition Agreement as the Transition Agreement required certain liabilities to be eliminated by the prior management team within six months of the Transition Agreement’s effective date of January 11, 2019. However, the Additional Warrants were immediately cancelled and terminated with the intention of mitigating potential liabilities arising from certain issuances of the Company’s Common Stock below the minimum price of $0.50 per share as stated within the Transition Agreement. The Shares to be issued and sold to the Holder pursuant to the Exchange Agreement were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. For the six months ended December 31, 2020, the Company recorded $153,301 of stock-based compensation expense related to the Exchange Agreement. See Common Stock Warrants section below for further details of the warrants.

Furthermore, during the six months ended December 31, 2020 and 2019, the Company recorded $21,474 and $90,193, respectively, of stock-based compensation expense related to a June 1, 2019 grant of 231,635 shares of common stock to Mr. Cutchens, the Company’s Chief Financial Officer, which vests 25% on the six month, 1 year, 2 year, and 3 year anniversaries of the grant date.

Vendor Services

During the six months ended December 31, 2020, the Company entered into a consulting, public relations, and marketing agreement whereby the Company issued 200,000 restricted shares of its common stock for services to be performed during the agreement period of July 15, 2020 through October 15, 2020. During the six months ended December 31, 2020 and 2019, the Company recorded $6,820 and $0, respectively, of expense.

During the six months ended December 31, 2019, the Company issued 62,000 shares of common stock to a former officer who provided services to the Company.

Conversion of Debt Securities

During the six months ended December 31, 2020, $288,182 of convertible notes, including fees and interest, were converted into 16,331,766 shares of the Company’s common stock by accredited investors, valued at $708,272. During the six months ended December 31, 2019, there were no conversions of convertible notes into shares of the Company’s common stock.

Reserved Shares

At December 31, 2020, the convertible promissory notes entered into with the accredited investors require the Company to reserve approximately 332,000,000 shares of its common stock for potential future conversions under such instruments.

At December 31, 2020, 7,202 shares of the Company’s common stock remain subject to be returned to the Company’s treasury for cancellation. Such shares were not sold as part of 8,000 shares of the Company’s common stock that was advanced during fiscal year 2014 under an Equity Line of Credit.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

NOTE 9: STOCKHOLDERS’ EQUITY (continued)

Common Stock Warrants

Exchange Agreement – Warrants Exchanged for Common Stock

During the six months ended December 31, 2020, the Company entered into an Exchange Agreement with its Chief Executive Officer, Anshu Bhatnagar (“Holder”), whereby earned and issued warrants to purchase 37,390,452 shares of the Company’s Common Stock (the “Cancelled Warrants”) pursuant to the terms of that certain Transition Agreement (the “Transition Agreement”) and Warrant Agreement (the “Warrant Agreement”) each between the Company and Holder and dated as of January 11, 2019 were forfeited and exchanged for (i) 37,390,452 shares of the Company’s Common Stock (the “Shares”) and (ii) the cancellation and termination of the Transition Agreement and Warrant Agreement. The Cancelled Warrants had an exercise price of $0.50 per share and were not subject to expiration. Such Exchange Agreement is intended to make the Company’s capitalization more attractive to potential investors and to remove the uncertainty associated with any future grants of warrants under the Transition Agreement and Warrant Agreement, although there can be no assurance of any future investments on terms that are attractive to the Company, or at all. Immediately prior to the Company’s entry into the Exchange Agreement, it was determined that 5,650,708 additional warrants (the “Additional Warrants”) to purchase the Company’s Common Stock were due to and issued to the Holder in accordance with the terms and conditions of the Transition Agreement as the Transition Agreement required certain liabilities to be eliminated by the prior management team within six months of the Transition Agreement’s effective date of January 11, 2019. However, the Additional Warrants were immediately cancelled and terminated with the intention of mitigating potential liabilities arising from certain issuances of the Company’s Common Stock below the minimum price of $0.50 per share as stated within the Transition Agreement. The Shares to be issued and sold to the Holder pursuant to the Exchange Agreement were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. For the six months ended December 31, 2020, the Company recorded $153,301 of stock-based compensation expense related to the Exchange Agreement.

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

For the six months ended December 31, 2019, since the Company’s revenue was $15,131,579, Mr. Bhatnagar earned warrants to acquire 32,405,058 shares of the Company’s common stock under the provisions of the Warrant Agreement. At December 31, 2019, under the current Warrant Cap, there remained no additional shares of the Company’s common stock that Mr. Bhatnagar can earn.

For the six months ended December 31, 2019, the Company recognized $16,202,529 of stock-based compensation expense related to the earned warrants. At December 31, 2019, there remained no additional stock-based compensation expense that the Company expects to recognize over the next six months.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

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

NOTE 10: RELATED PARTY TRANSACTIONS

Microphase Corporation

At December 31, 2020, the Company owed $32,545 to Microphase for previously leased office space at its Norwalk location and for certain research and development services and shared administrative personnel from time to time, all through December 31, 2015.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

NOTE 10: RELATED PARTY TRANSACTIONS (continued)

Transactions With Officers

Note Payable Issuances

At various points during past fiscal years certain officers and former officers of the Company provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. All of these notes accrue interest at the rate of 6% per annum, and are payable on demand. During the six months ended December 31, 2020 and 2019, the officers and former officers advanced $0 and $48,052, respectively, to provide working capital to the Company and $2,412 and $2,221 has been charged for interest on loans from officers and former officers.

On October 22, 2020, the Company received a notice of event of default and demand letter (“Demand Letter”) from a former officer and promissory note holder ( the “Note Holder”). The promissory note was issued on November 1, 2019, in the original principal amount of $40,739.31, accrued interest at a rate of 6% per annum, and matured on April 18, 2020. The Demand Letter stated an aggregate of $51,940.09 of principal and interest was immediately due. The promissory note does not have a convertible feature and is not convertible into shares of the Company’s common stock. Additionally, the promissory note does not contain any cross-default provisions with any other promissory notes issued by the Company. The Company expects to work with the Note Holder to negotiate a repayment structure whereby the Company can repay the Note Holder the balance due as quickly as possible based upon its available capital.

At December 31, 2020 and June 30, 2020, these outstanding notes including accrued interest totaled $81,170 and $78,758, respectively. At December 31, 2020, these promissory notes are not convertible into shares of the Company common stock.

During the six months ended December 31, 2019, the Company incurred $10,500 of expense related to legal and consulting services provided by Mr. Smiley, the Company’s former CFO and legal counsel. During October 2019, the entire balance of $15,500 was converted into 62,000 shares of common stock. During the six months ended December 31, 2020, the Company did not incur any expense or utilize any services by Mr. Smiley, the Company’s former CFO and legal counsel.

Office Lease

Effective May 1, 2019, the Company relocated its corporate office to 9841 Washingtonian Blvd., Suite 390, Gaithersburg, MD 20878, and incurs rent expense of $1,350 per month, which is payable to a related party. The lease term with the related party is a month-to-month arrangement. For the six months ended December 31, 2020 and 2019, $8,100 and $8,100, respectively, was recognized as rent expense under the terms of this month-to-month arrangement. At December 31, 2020 and June 30, 2020, $31,921 and $23,821, respectively, was accrued as payable to the related party.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Commitments

Office Lease

Effective May 1, 2019, the Company relocated its corporate office to 9841 Washingtonian Blvd., Suite 390, Gaithersburg, MD 20878, and incurs rent expense of $1,350 per month, which is payable to a related party. The lease term with the related party is a month-to-month arrangement.

Judgement Settlement Agreement

Effective December 10, 2018, the Company entered into a “Judgment Settlement Agreement” to satisfy in full the Forbearance Agreement with Fife that was previously in effect. As a result, under the Judgment Settlement Agreement, no shares of the Company’s common stock are issuable or eligible to be converted into. Under the terms of the Judgment Settlement Agreement, the Company was required to pay $15,000 per month from January 15, 2019 through and including February 15, 2020, with a final payment of $195,000 which was due and payable in March of 2020. The Company made all required payments with the exception of the final payment of $195,000 which was due and payable in March of 2020. On August 17, 2020, the Company entered into a second amendment (the “Second Amendment”) to the Judgement Settlement Agreement, whereby the Company issued a convertible promissory note in the principal amount of $300,000 (the “Note”) to repay the amounts still outstanding under the Judgment Settlement Agreement. The Note matures on August 17, 2021, bears interest at a rate of 10% per annum, requires certain monthly minimum cash payments as specified in the Note, and is convertible into shares of the Company’s common stock, par value $0.01 per share, at a conversion price as specified in the Note. The Note may be prepaid by the Company at any time prior to maturity without penalty. Failure to make any of the payments, when due, will result in an additional debt obligation, inclusive of principal and interest at the date of default to be immediately due and payable by the Company. The ultimate final payment amount is expected to be less than the liability balance of $773,959 presented as liabilities in arrears – judgement settlement agreement on the consolidated balance sheets (see Note 6).

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

NOTE 11: COMMITMENTS AND CONTINGENCIES (continued)

Contracts and Commitments Executed Pursuant to the Transition Agreement

In the transaction whereby, Mr. Bhatnagar acquired control of the Company on January 11, 2019, the Company entered into material commitments including an employment agreement and a warrant agreement (see Note 9).

Contingencies

Judgment Settlement Agreement

Effective December 10, 2018, the Company entered into a “Judgment Settlement Agreement” to satisfy in full the Forbearance Agreement with Fife that was previously in effect. As a result, under the Judgment Settlement Agreement, no shares of the Company’s common stock are issuable or eligible to be converted into. Under the terms of the Judgment Settlement Agreement, the Company was required to pay $15,000 per month from January 15, 2019 through and including February 15, 2020, with a final payment of $195,000 which was due and payable in March of 2020. The Company made all required payments with the exception of the final payment of $195,000 which was due and payable in March of 2020. On August 17, 2020, the Company entered into a second amendment (the “Second Amendment”) to the Judgement Settlement Agreement, whereby the Company issued a convertible promissory note in the principal amount of $300,000 (the “Note”) to repay the amounts still outstanding under the Judgment Settlement Agreement. The Note matures on August 17, 2021, bears interest at a rate of 10% per annum, requires certain monthly minimum cash payments as specified in the Note, and is convertible into shares of the Company’s common stock, par value $0.01 per share, at a conversion price as specified in the Note. The Note may be prepaid by the Company at any time prior to maturity without penalty. Failure to make any of the payments, when due, will result in an additional debt obligation, inclusive of principal and interest at the date of default to be immediately due and payable by the Company. The ultimate final payment amount is expected to be less than the liability balance of $773,959 presented as liabilities in arrears – judgement settlement agreement on the consolidated balance sheets (see Note 6).

Should the Company satisfy the liability as described within the Judgement Settlement Agreement above, the Company would realize a gain on such settlement of approximately $444,000.

NOTE 12: DISCONTINUED OPERATIONS

The Company has classified the operating results and associated assets and liabilities from its Jump line of products, which ceased generating material revenue during the first quarter of fiscal year 2017, as discontinued operations in the consolidated financial statements for the three and six months ended December 31, 2020 and 2019.

The assets and liabilities associated with discontinued operations included in our consolidated balance sheets at December 31, 2020 and June 30, 2020 were only accounts payable with a balance of $82,795 and $82,795, respectively.

For the three and six months ended December 31, 2020 and 2019, there were no revenue or expenses associated with discontinued operations included in our consolidated statements of operations.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

NOTE 13: SUBSEQUENT EVENTS

Subsequent to December 31, 2020, the Company paid-off four convertible promissory notes with an aggregate principal balance of $339,000 and an aggregate accrued interest and prepayment amount of $163,562.

Subsequent to December 31, 2020, an aggregate of $81,120 of principal and accrued interest have been converted into 3,352,066 shares of the Company’s common stock. In conjunction with the issuance of these shares, the Company’s Chief Executive Officer cancelled 3,352,066 of his shares of the Company’s common stock to avoid dilution.

On January 25, 2021, the Company entered into a Securities Purchase Agreement with an accredited investor (“Lender”) and issued an 8% Convertible Promissory Note in the principal amount of $140,000 (including a $14,000 original issue discount) to the Lender with a maturity date of January 25, 2022. On January 26, 2021, the Company received net proceeds in the amount of $120,000 as a result of $6,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this Securities Purchase Agreement and Convertible Promissory Note. This convertible debenture converts at 60% of the lowest closing price during the 15 days prior to conversion, subject to adjustment.

On January 26, 2021, the Company entered into a Securities Purchase Agreement with an accredited investor (“Lender”) and issued an 8% Convertible Promissory Note in the principal amount of $118,500 to the Lender with a maturity date of January 26, 2022. On January 27, 2021, the Company received net proceeds in the amount of $115,000 as a result of $3,500 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this Securities Purchase Agreement and Convertible Promissory Note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion, subject to adjustment.

On February 8, 2021, the Company entered into a Securities Purchase Agreement with an accredited investor (“Lender”) and issued an 12% Promissory Note in the principal amount of $362,250 (including a $47,250 original issue discount) to the Lender with a maturity date of February 8, 2022. On February 10, 2021, the Company received net proceeds in the amount of $300,000 as a result of $15,000 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this Securities Purchase Agreement and Promissory Note. Payments shall be made in eight (8) installments each in the amount of $50,715 commencing on the fifth (5th) monthly anniversary following the issue date and continuing thereafter each thirty (30) days for eight (8) months. Notwithstanding the forgoing, the final payment of principal and interest shall be due on the Maturity Date. This Promissory Note only becomes convertible in the event of a default. Upon the funding of the Promissory Note, the Company issued 250,000 restricted shares of its common stock (“Commitment Shares”), to the Lender as additional consideration. In addition to the Commitment Shares, the Company issued 200,000 shares of its common stock (“Returnable Shares”), to the Lender. The Returnable Shares will be returned to the Company by the Lender, if the Company makes the timely payments as required under the Promissory Note.

On February 10, 2021, the Company entered into a Securities Purchase Agreement with an accredited investor (“Lender”) and issued an 8% Convertible Promissory Note in the principal amount of $88,500 to the Lender with a maturity date of February 10, 2022. On February 11, 2021, the Company received net proceeds in the amount of $85,000 as a result of $3,500 being paid to reimburse the Lender for legal and due diligence fees incurred with respect to this Securities Purchase Agreement and Convertible Promissory Note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion, subject to adjustment.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these unaudited consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, potential impairment of intangible assets, accrued liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in Note 3 above and the Company’s Annual Report on Form 10-K as filed with the SEC on January 5, 2021, are those that depend most heavily on these judgments and estimates. As of December 31, 2020, there had been no material changes to any of the critical accounting policies contained therein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Three months ended December 31, 2020 compared to three months ended December 31, 2019

Continuing Operations

Revenue

Our revenue increased to $7,636,436 for the three months ended December 31, 2020, compared to $7,561,967 for the three months ended December 31, 2019, an increase of $74,469. The consistent revenue is the result of continued deployment of our artificial intelligence enabled technology platforms and services which generated $6,180,000 of subscription revenue, $906,756 of service and support revenue and $549,680 of application development and implementation revenue.

Cost of Revenue

Cost of revenue totaled $5,625,010 for the three months ended December 31, 2020, compared to $5,623,930 for the three months ended December 31, 2019.

Operating Expenses

Our operating expenses decreased to $692,528 for the three months ended December 31, 2020, compared to $8,028,453 for the three months ended December 31, 2019, a decrease of $7,335,925, or 91%. The decrease is primarily due to $6,253,875 of stock-based compensation expense recognized during 2019 related to the Company’s Chief Executive Officer and Chief Financial Officer, and lower operating expenses of $1,082,050.

Other (Expense) Income

Our other expense, net, increased by $469,338, or 302%, for the three months ended December 31, 2020. The increase is primarily the result of increases in the loss on the change in fair value of derivative liability associated with the convertible promissory notes and amortization of debt discounts, deferred financings costs, and original issue discounts, partially offset by decreases in initial derivative liability expense and interest expense.

Net Income from Continuing Operations

We had net income from continuing operations of $1,005,212 for the three months ended December 31, 2020, compared to a net loss of $5,934,764 for the three months ended December 31, 2019, an increase of $6,939,976, or 117%. The increase in net income is primarily driven by the increase in gross profit, coupled with the decrease in operating expenses, and partially offset by the increase in other expense, net, as disclosed above.

Discontinued Operations

For the three months ended December 31, 2020 and 2019, there are no revenue, cost of revenue, operating expenses, other income (expense), or net income from discontinued operations comparatives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Six months ended December 31, 2020 compared to six months ended December 31, 2019

Continuing Operations

Revenue

Our revenue increased to $15,223,300 for the six months ended December 31, 2020, compared to $15,131,579 for the six months ended December 31, 2019, an increase of $91,721. The consistent revenue is the result of continued deployment of our artificial intelligence enabled technology platforms and services which generated $12,360,000 of subscription revenue, $1,804,020 of service and support revenue and $1,059,280 of application development and implementation revenue.

Cost of Revenue

Cost of revenue totaled $11,250,399 for the six months ended December 31, 2020, compared to $11,330,444 for the six months ended December 31, 2019.

Operating Expenses

Our operating expenses decreased to $1,458,374 for the six months ended December 31, 2020, compared to $19,974,088 for the six months ended December 31, 2019, a decrease of $18,515,714, or 93%. The decrease is primarily due to $16,086,201 of stock-based compensation expense recognized during 2019 related to the Company’s Chief Executive Officer and Chief Financial Officer, and lower operating expenses of $2,429,513.

Other (Expense) Income

Our other expense, net, increased by $721,499 for the six months ended December 31, 2020. The increase is primarily the result of increases in the loss on the change in fair value of derivative liability associated with the convertible promissory notes, amortization of debt discounts, deferred financings costs, and original issue discounts, initial derivative liability expense, and interest expense, partially offset by an increase in the gain on extinguishment of debt.

Net Income from Continuing Operations

We had net income from continuing operations of $1,725,706 for the six months ended December 31, 2020, compared to a net loss of $16,240,275 for the six months ended December 31, 2019, an increase of $17,965,981, or 111%. The increase in net income is primarily driven by the increase in gross profit, coupled with the decrease in operating expenses, and partially offset by the increase in other expense, net, as disclosed above.

Discontinued Operations

For the six months ended December 31, 2020 and 2019, there are no revenue, cost of revenue, operating expenses, other income (expense), or net income from discontinued operations comparatives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

At December 31, 2020, we had $2,143 of cash on-hand, a decrease of $140,270 from $142,413 at June 30, 2020.

Net cash used in operating activities of continuing operations was $328,048 for the six months ended December 31, 2020, a decrease of $332,801 from $660,849 used during the six months ended December 31, 2019. This decrease was primarily due to increases in accounts receivable and by a net decrease in non-cash charges, partially offset by an increase in accounts payable and accrued expenses.

Net cash used in investing activities of continuing operations was $1,727 for the six months ended December 31, 2020 as compared to no net cash used in or provided by investing activities of continuing operations for the six months ended December 31, 2019.

Financing activities of continuing operations decreased by $367,200 to $332,600 for the six months ended December 31, 2020, compared to $699,800 for the six months ended December 31, 2019. This decrease was primarily due to decreased proceeds from issuances of convertible promissory notes, no proceeds from the sale of common stock or notes payable to related parties, coupled with no repayments of notes payable to related parties and decreased repayments under settlement agreement, partially offset by increased repayments of convertible promissory notes.

Going Concern

We have generated net income of $1,725,706 and incurred a net loss of $16,240,275, and have used cash in operating activities of $328,048 and $660,849 for the six months ended December 31, 2020 and 2019, respectively. At December 31, 2020, we had a working capital surplus of $5,588,377, and an accumulated deficit of $226,001,714. It is management’s opinion that these facts raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the date of this filing, without additional debt or equity financing. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2020 to determine whether the Company’s disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Securities Purchase Agreement and Convertible Promissory Note each dated as of January 25, 2021 between the Company and an Accredited Investor
10.2*	Securities Purchase Agreement and Convertible Promissory Note each dated as of January 26, 2021 between the Company and an Accredited Investor
10.3*	Securities Purchase Agreement and Promissory Note each dated as of February 8, 2021 between the Company and an Accredited Investor
10.4*	Securities Purchase Agreement and Convertible Promissory Note each dated as of February 10, 2021 between the Company and an Accredited Investor
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPhase Technologies, Inc.

/s/ Anshu Bhatnagar
Anshu Bhatnagar
Chief Executive Officer (Principal Executive, Financial and Accounting Officer)
February 22, 2021

