Form 10-Q
period 2021-03-31
MPHASE TECHNOLOGIES INC
filed 2021-05-17
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________

Commission File Number 000-30202

mPHASE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2287503
(State of incorporation)	(I.R.S. Employer Identification No.)

9841 Washingtonian Blvd #200 Gaithersburg, MD	20878
(Address of principal executive offices)	(Zip Code)

(301) 329-2700

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
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

As of May 14, 2021, there were 78,584,238 shares of the issuer’s common stock, $0.01 par value per share, outstanding.

mPHASE TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

mPhase Technologies, Inc.

Consolidated Balance Sheets

	March 31, 2021	June 30, 2020
	(Unaudited)
Assets
Current Assets
Cash	$1,239,121	$142,413
Accounts receivable, net	16,443,103	14,048,095
Prepaid expenses	246,277	4,477
Other assets	92,054	30,879
Total Current Assets	18,020,555	14,225,864
Property and equipment, net	21,978	32,669
Goodwill	3,696	3,636
Intangible assets - purchased software, net	2,311,120	2,835,117
Other assets	3,935	11,670
Total Assets	$20,361,284	$17,108,956

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$6,394,491	$7,897,887
Accrued expenses	1,510,350	1,123,842
Contract liabilities	324,301	219,652
Due to related parties	86,872	84,485
Notes payable to officer	929,183	26,818
Notes payable	278,047	20,469
Convertible notes payable, net	72,574	189,641
Liabilities in arrears with convertible features	109,000	109,000
Liabilities in arrears - judgement settlement agreement (Note 6)	782,579	771,702
Derivative liability	761,919	897,631
Liabilities of discontinued operations	82,795	82,795
Total Current Liabilities	11,332,111	11,423,922

Notes payable, net of current portion	155,182	167,459
Total Liabilities	11,487,293	11,591,381

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Preferred stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at March 31, 2021 and June 30, 2020	10	10
Common stock, $0.01 par value; 500,000,000 shares authorized, 77,949,557 shares issued and 77,921,187 shares outstanding at March 31, 2021, and 19,318,679 shares issued and 19,174,492 outstanding at June 30, 2020	779,213	191,745
Additional paid-in-capital	233,767,932	231,984,704
Common stock to be issued	15,000	955,466
Accumulated other comprehensive (loss) income	(21,735)	113,070
Accumulated deficit	(225,666,429)	(227,727,420)
Total Stockholders’ Equity	8,873,991	5,517,575
Total Liabilities and Stockholders’ Equity	$20,361,284	$17,108,956

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

mPhase Technologies, Inc.

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Revenue	$7,659,348	$7,556,507	$22,882,648	$22,688,086
Cost of revenue	5,626,081	5,624,876	16,876,480	16,955,320
Gross Profit	2,033,267	1,931,631	6,006,168	5,732,766
Operating Expenses:
Software development costs	601,186	16,905	601,186	2,126,942
Salaries and benefits	216,498	550,067	1,005,130	17,281,413
General and administrative expenses	37,473	144,486	707,215	1,227,192
Total Operating Expenses	855,157	711,458	2,313,531	20,685,547
Operating Income (Loss)	1,178,110	1,220,173	3,692,637	(14,952,781)
Other (Expense) Income:
Interest expense	(407,773)	(76,817)	(525,512)	(172,470)
Gain (loss) on change in fair value of derivative liability	2,347,504	505,649	2,505,404	976,049
Amortization of debt discounts, deferred financing costs, and original issue discounts	(477,168)	(269,095)	(971,352)	(453,361)
Initial derivative liability expense	(1,874,840)	12,231	(2,240,908)	(245,572)
Loss on debt extinguishments	(430,548)	-	(399,278)	-
Total Other (Expense) Income	(842,825)	171,968	(1,631,646)	104,646
Income (loss) before income taxes	335,285	1,392,141	2,060,991	(14,848,135)
Income taxes	-	-	-	-
Net income (loss)	$335,285	$1,392,141	$2,060,991	$(14,848,135)

Comprehensive income (loss):
Unrealized loss (gain) on currency translation adjustment	8,290	92,178	(21,735)	125,310
Comprehensive income (loss)	$343,575	$1,484,319	$2,039,256	$(14,722,825)

Income (Loss) per common share:
Income (loss) per common share – basic	$0.00	$0.11	$0.03	$(1.18)

Income (loss) per common share – diluted	$0.00	$0.02	$0.03	$(1.18)

Weighted average shares outstanding – basic	77,012,310	13,107,042	71,357,141	12,562,668

Weighted average shares outstanding – diluted	81,530,897	53,270,177	74,463,385	12,562,668

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

mPhase Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended March 31, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock
	Shares	$0.01 Par Value	Shares	$0.01 Par Value	Additional Paid in Capital	Common Stock to be Issued	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance June 30, 2020	1,000	$10	19,174,492	$191,745	$231,984,704	$955,466	$113,070	$(227,727,420)	$5,517,575

Issuance of common stock for conversions of convertible promissory notes			16,331,766	163,318	544,954				708,272
Issuance of common stock for exchange of warrants			37,390,452	373,905	(220,604)				153,301
Stock-based compensation for restricted shares under employment agreement					10,737				10,737
Issuance of common stock for vendor services			200,000	2,000	4,820				6,820
Other comprehensive loss							(121,163)		(121,163)
Net income								720,494	720,494
Balance September 30, 2020	1,000	$10	73,096,710	$730,968	$232,324,611	$955,466	$(8,093)	$(227,006,926)	$6,996,036

Issuance of common stock for CloseComms acquisition			2,666,666	26,667	928,799	(955,466)			-
Stock-based compensation for restricted shares under employment agreement					10,737				10,737
Other comprehensive loss							(21,932)		(21,932)
Net income								1,005,212	1,005,212
Balance December 31, 2020	1,000	$10	75,763,376	$757,635	$233,264,147	$-	$(30,025)	$(226,001,714)	$7,990,053

Issuance of common stock conversion of convertible promissory notes			4,384,984	43,850	844,765				886,615
Issuance of common stock for vendor services			559,076	5,591	68,207	15,000			88,798
Issuance of common stock for note payable issuance			450,000	4,500	117,000				121,500
Stock-based compensation for restricted shares under employment agreement			115,817	1,158	(63,602)				(62,444)
Cancellation of common stock of CEO			(3,352,066)	(33,521)	(462,585)				(496,106)
Other comprehensive income							8,290		8,290
Net income								335,285	335,285
Balance March 31, 2021	1,000	$10	77,921,187	$779,213	$233,767,932	$15,000	$(21,735)	$(225,666,429)	$8,873,991

	Preferred Stock		Common Stock
	Shares	$0.01 Par Value	Shares	$0.01 Par Value	Additional Paid in Capital	Common Stock to be Issued	Accumulated Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance June 30, 2019	1,000	$10	11,689,078	$116,890	$214,007,203	$115,388	$-	$(213,633,853)	$605,638

Issuance of common stock to accredited investors in private placements			380,000	3,800	91,200	(30,500)			64,500
Issuance of common stock for the conversion of related party debts and strategic vendor payables			294,654	2,947	70,716	(73,663)			-
Warrants earned under employment contract					9,970,787				9,970,787
Other comprehensive income							54,694		54,694
Net loss								(10,305,511)	(10,305,511)
Balance September 30, 2019	1,000	$10	12,363,732	$123,637	$224,139,906	$11,225	$54,694	$(223,939,364)	$390,108

Issuance of common stock to accredited investors in private placements			10,000	100	2,400	130,000			132,500
Issuance of common stock for accrued services			62,000	620	14,880				15,500
Restricted shares issued under employment contract			57,909	579	106,078				106,657
Warrants earned under employment contract					6,231,742				6,231,742
Other comprehensive loss							(21,562)		(21,562)
Net loss								(5,934,764)	(5,934,764)
Balance December 31, 2019	1,000	$10	12,493,641	$124,936	$230,495,006	$141,225	$33,132	$(229,874,128)	$920,181

Issuance of common stock to accredited investors in private placements			739,577	7,396	275,104	(132,500)			150,000
Issuance of common stock for services related to private placements			11,003	110	(110)				-
Issuance of common stock for conversions of convertible promissory notes			68,093	681	18,319				19,000
Stock-based compensation for restricted shares of common stock under employment contract					23,622				23,622
Other comprehensive income							92,178		92,178
Net income								1,392,140	1,392,140
Balance March 31, 2020	1,000	$10	13,312,314	$133,123	$230,811,941	$8,725	$125,310	$(228,481,988)	$2,597,121

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

mPhase Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$2,060,991	$(14,848,135)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discounts, deferred financing costs, and original issue discounts	971,352	453,361
Depreciation and amortization	694,467	700,387
Initial derivative expense	2,240,908	245,572
Stock-based compensation	226,056	16,316,344
Loss on extinguishment of debt	399,278	-
Gain on change in fair value of derivative liability	(2,505,404)	(976,049)
Changes in operating assets and liabilities:
Increase in accounts receivable	(21,145,008)	(3,883,231)
(Increase) decrease in prepaid expenses	(187,800)	8,383
Increase in other assets	(53,440)	(9,734)
Increase in contract liabilities	104,649	170,449
Increase in accounts payable and accrued expenses	17,929,728	683,154
Net cash provided by (used in) operating activities	735,777	(1,139,499)

Cash flows from investing activities:
Capital expenditures	(3,064)	(553)
Net cash used in investing activities	(3,064)	(553)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, net	853,800	940,000
Proceeds from sale of common stock, net of finder’s fees	-	347,000
Proceeds from notes payable	288,000	-
Proceeds from notes payable to related parties	-	37,800
Repayments of notes payable to related parties	-	(32,000)
Repayments under settlement agreement	(15,000)	(120,000)
Repayments of convertible notes payable	(628,000)	(184,000)
Net cash provided by financing activities	498,800	988,800

Effect of foreign exchange rates changes on cash	(134,805)	125,310
Net increase (decrease) in cash	1,096,708	(25,942)
Cash at beginning of period	142,413	33,996
Cash at end of period	$1,239,121	$8,054

Supplemental disclosure:
Cash paid for interest	$390,352	$83,064
Cash paid for taxes	$-	$-

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

	For the Nine Months Ended
	March 31,
	2021	2020
Supplemental disclosure of non-cash operating activities:

Initial fair value of derivative liability recorded as debt discount	$853,800	$940,001

Supplemental disclosure of non-cash investing and financing activities:

Issuance of Common Stock for services
Value	$80,618	$15,000
Shares	759,076	62,000

Issuance of Common Stock for note payable issuance
Value	$121,500	$-
Shares	450,000	-

Issuance of Common Stock for conversions of convertible promissory notes and accrued interest
Value	$1,596,887	$19,000
Shares	20,716,750	68,093

Cancellation of Common Stock of Chief Executive Officer
Value	$496,106	$-
Shares	3,352,066	-

Issuance of Common Stock for the conversion of Related Party debts and Strategic Vendor payables
Value	$-	$73,663
Shares	-	294,654

Issuance of Common Stock for services related to private placements
Value	$-	$11,250
Shares	-	11,003

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

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

The consolidated unaudited financial statements for the three and nine months ended March 31, 2021 and 2020 include the operations of mPhase and its wholly-owned subsidiaries, mPower Technologies, Inc., Medds, Inc., mPhase Technologies India Private Limited effective March 19, 2019, and Alpha Predictions LLP effective June 30, 2019. All significant intercompany accounts and transactions have been eliminated in the consolidation.

These consolidated unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 30, 2020, contained in the Company’s Annual Report on Form 10-K filed with the SEC on January 5, 2021. The results of operations for the nine months ended March 31, 2021, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2021.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

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

The Company has generated cash flows from operations of $735,777 for the nine months ended March 31, 2021. At March 31, 2021, the Company had a working capital surplus of $6,688,444, and an accumulated deficit of $225,666,429. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this report, without additional debt or equity financing. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

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

The exchange rates used to translate amounts in INR (beginning March 19, 2019) and GBP (beginning May 11, 2020) into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet:

	March 31, 2021	June 30, 2020
Period-end INR: USD exchange rate	$0.01365	$0.01329
Period-end GBP: USD exchange rate	$1.37491	$1.23244

Income statement:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Average Period INR: USD exchange rate	$0.01366	$0.01366	$0.01355	$0.01401
Average Period GBP: USD exchange rate	$1.36636	$-	$1.31028	$-

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

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

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

Revenue Risk

Agreements which potentially subject the Company to concentrations of revenue risk consist principally of one customer agreement. For the nine months ended March 31, 2021 and 2020, this one customer accounted for 100% and 100% of our total revenue, respectively. At March 31, 2021 and June 30, 2020, this one customer accounted for approximately 94% and 96% of our total accounts receivable, respectively.

Supplier Risk

Agreements which potentially subject the Company to concentrations of supplier risk consist principally of one supplier agreement. For the nine months ended March 31, 2021, this one supplier accounted for approximately 100% of our total cost of revenue and accounted for approximately 88% of our total accounts payable. For the nine months ended March 31, 2020, this one supplier accounted for approximately 100% of our total cost of revenue and accounted for approximately 85% of our total accounts payable.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at March 31, 2021 and June 30, 2020. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. At March 31, 2021 and June 30, 2020, the Company’s cash balances did not exceed the FDIC limit.

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. Additionally, to date, the Company has entered into three separate tri-party settlement and offset agreements with its largest customer and largest vendor, whereby the Company’s largest customer has agreed to direct funds due the Company for certain outstanding invoices, to the Company’s largest vendor to satisfy payment on behalf of the Company for certain outstanding invoices. To date, the aggregate amount of the four tri-party settlement and offset agreements has totaled $33,750,000. At March 31, 2021 and June 30, 2020, the Company determined there was no requirement for an allowance for doubtful accounts.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

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

Patents and licenses are capitalized when the Company determines there will be a future benefit derived from such assets and are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset, generally five years. As of March 31, 2021 and June 30, 2020, the book value of patents and licenses of $214,383, has been fully amortized and no amortization expense was recorded for the nine months ended March 31, 2021 and 2020.

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

At March 31, 2021, the book value of purchased and developed technology of $3,912,280, included three technology platforms, a machine learning platform and two artificial intelligence platforms. For the nine months ended March 31, 2021 and 2020, the Company incurred amortization expense of $677,256 and $700,387, respectively.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

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

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities, due to related parties, and current and long-term debt. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. The fair value of short and long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value with the exception of the fair value of due to related parties as the fair value cannot be determined due to a lack of similar instruments available to the Company. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments. At March 31, 2021, the Company had a Level 3 financial instrument related to its derivative liability.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

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

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

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

ASC 740 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company’s tax returns for its June 30, 2020, 2019, and 2018 tax years may be selected for examination by the taxing authorities as the statute of limitations remains open.

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

In computing diluted EPS, only potential common shares that are dilutive, those that reduce EPS or increase loss per share, are included. The effect of contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. For the three and nine months ended March 31, 2021, as we incurred net income for those periods, dilutive shares included 4,518,587 and 3,106,244 shares, respectively, of the Company’s common stock related to convertible promissory notes, assuming conversion of such convertible promissory notes occurred at January 1, 2021 and July 1, 2020, respectively, as the conversion price of the convertible promissory notes were less than the average market price of the Company’s common stock for the three and nine months ended March 31, 2021. Additionally, for dilutive EPS purposes for the three and nine months ended March 31, 2021, the assumed conversion of such convertible promissory notes at January 1, 2021 and July 1, 2020, increased the net income amount used in the dilutive EPS computation by $409,399 and $286,763, respectively, as a result of the net impact of interest that would not have been incurred during the period as well as original issue discounts, deferred financing costs, debt discounts, and derivative liability balances that would not have been required at march 31, 2021. At March 31, 2021, there were 189,774 restricted shares of the Company’s common stock to be issued for services provided to the Company, which were not included in computing dilutive EPS. For the three months ended March 31, 2020, as we incurred net income for the period, dilutive shares included 37,390,452 shares of the Company’s common stock related to warrants and 2,772,684 shares of the Company’s common stock related to convertible promissory notes, assuming exercise of such warrants and conversion of such convertible promissory notes occurred at January 1, 2020, as the exercise price of the warrants and conversion price of the convertible promissory notes were less than the average market price of the Company’s common stock for the three months ended March 31, 2020. Additionally, for dilutive EPS purposes for the three months ended March 31, 2020, the assumed conversion of such convertible promissory notes at January 1, 2020, reduced the net income amount used in the dilutive EPS computation by $280,822 as a result of the net impact of interest that would not have been incurred during the period as well as original issue discounts, deferred financing costs, debt discounts, and derivative liability balances that would not have been required at March 31, 2020. For the nine months ended March 31, 2020, basic and diluted EPS are computed using the same number of weighted average shares as we incurred a net loss for those periods.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

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

NOTE 4: INTANGIBLE ASSET – PURCHASED SOFTWARE, NET

Intangible asset – Purchased Software, net, is comprised of the following at:

	March 31,	June 30,
	2021	2020
Purchased software	$3,912,280	$3,759,021
Less: accumulated amortization	(1,601,160)	(923,904)
Purchased software, net	$2,311,120	$2,835,117

Intangible asset – Purchased Software consists of the following three software technologies:

Alpha Predictions developed software	$1,137,873
Travel Buddhi developed software	116,180
CloseComms developed software	1,057,067
Total developed software	$2,311,120

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

NOTE 4: INTANGIBLE ASSET – PURCHASED SOFTWARE, NET (continued)

The Alpha Predictions developed software was acquired on June 30, 2019, through the acquisition of 99% of the outstanding common shares of Alpha Predictions LLP, was valued at $2,905,668, and included all rights, software, and code of the technology platform. The Travel Buddhi developed software was acquired on February 15, 2019, for $115,281 and included all rights, software, and code of the technology platform. The CloseComms developed software was acquired on March 11, 2020, valued at $954,918, and included all rights, software, and code of the technology platform. At March 31, 2021, the Travel Buddhi and CloseComms technology platforms have not been placed in service, but are expected to be during fiscal year 2021.

Developed software costs are amortized on a straight-line basis over three years. Amortization of developed software costs is included in general and administration expenses within the unaudited consolidated statements of operations.

For the three and nine months ended March 31, 2021, amortization expense was $226,954 and $677,256, respectively. For the three and nine months ended March 31, 2020, amortization expense was $216,109 and $700,387, respectively.

Future amortization expense related to the existing net carrying amount of developed software at March 31, 2021 is expected to be as follows:

Remainder of fiscal year 2021	$333,353
Fiscal year 2022	1,333,413
Fiscal year 2023	423,115
Fiscal year 2024	221,239
$2,311,120

NOTE 5: REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table presents our revenue disaggregated by category and primary geographic regions within our single reporting segment:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Categories:
Subscription	$6,180,000	$6,180,000	$18,540,000	$18,540,000
Service and support	918,768	881,606	2,722,788	2,626,674
Application development and implementation	560,580	494,901	1,619,860	1,521,412
Total Revenue	$7,659,348	$7,556,507	$22,882,648	$22,688,086

Primary Geographic Regions:
India	100%	100%	100%	100%
	100%	100%	100%	100%

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

NOTE 5: REVENUE FROM CONTRACTS WITH CUSTOMERS (continued)

The following table presents our long-lived assets by primary geographic regions within our single reporting segment:

	March 31,
	2021	2020
India	$1,262,565	$2,028,769
United Kingdom	1,078,164	-
Total long-lived assets	$2,340,729	$2,028,769

For the nine months ended March 31, 2021 and 2020, the Company was subject to revenue concentration risk as one customer accounted for 100% of our total revenue for both periods.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

NOTE 5: REVENUE FROM CONTRACTS WITH CUSTOMERS (continued)

Contract Liabilities

Contract liabilities include amounts billed to the customer in excess of revenue recognized and are presented as contract liabilities on the consolidated balance sheets. At March 31, 2021 and June 30, 2020, contract liabilities totaled $324,301 and $219,652, respectively.

The following table presents a reconciliation of the contract liabilities from June 30, 2020 to March 31, 2021:

June 30, 2020	$219,652
Contract liability deferral	217,169
Amortization of contract liability to revenue	(112,520)
March 31, 2021	$324,301

Practical Expedient

The Company has elected a practical expedient to omit certain disclosures about the transaction price allocated to remaining performance obligations for contracts with terms of one year or less.

NOTE 6: NOTES PAYABLE

Notes payable is comprised of the following:

	March 31,	June 30,
	2021	2020
Note payable, SBA – Paycheck Protection Program [1]	$33,624	$33,388
Note payable, SBA – Economic Injury Disaster Loan [2]	158,910	154,540
Note payable, Accredited Investor [3]	240,695	-
Note payable, John Fife (dba St. George Investors)/Judgment Settlement Agreement [4]	782,579	771,702
Total notes payable	$1,215,808	$956,630
Less: current portion of notes payable	(1,060,626)	(792,171)
Long-term portion of notes payable	$155,182	$167,459

[1] effective April 28, 2020, the Company entered into a promissory note with an approved lender in the principal amount of $33,333. The note was approved under the provisions of the Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”) and the terms of the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program. The note accrues interest for the first six months following the issuance date at a rate of 1% per annum, (increasing to 6% per annum upon the occurrence of an Event of Default (as defined in the note)), and beginning November 28, 2020, requires 18 monthly payments of $1,876 each, consisting of principal and interest until paid in full on April 28, 2022. The note may be prepaid by the Company at any time prior to the maturity date with no prepayment penalties. Additionally, any portion of the note up to the entire principal and accrued interest balance may be forgiven in the event the Company satisfies certain requirements as determined by the CARES Act. The Company has applied for forgiveness and expects to satisfy the requirements for forgiveness of the entire principal and accrued interest balance. At March 31, 2021, $31,890 was recorded as a current liability within notes payable and $1,734 was recorded as a long-term liability within notes payable, net of current portion with the consolidated balance sheets.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

NOTE 6: NOTES PAYABLE (continued)

[2] effective May 28, 2020, the Company entered into a promissory note and security agreement with the U.S. Small Business Administration (“SBA”) in the principal amount of $150,000. The note was approved under the provisions of the Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”) and the terms of the COVID-19 Economic Injury Disaster Loan (“EIDL”) program of the U.S. Small Business Administration’s EIDL Program. The note accrues interest at a rate of 3.75% per annum, and beginning May 28, 2021, requires monthly payments of $731 each, consisting of principal and interest until paid in full on May 28, 2050. The note may be prepaid by the Company at any time prior to the maturity date with no prepayment penalties. Additionally, this promissory note is collateralized by certain of the Company’s property as specified within the security agreement. Furthermore, on June 4, 2020, the Company received $4,000 from the SBA, which it is currently working to obtain details from the SBA regarding this amount. As such, at March 31, 2021, the Company recorded this amount as a current liability. At March 31, 2021, $5,462 was recorded as a current liability within notes payable and $153,448 was recorded as a long-term liability within notes payable, net of current portion with the consolidated balance sheets.

[3] effective February 8, 2021, the Company entered into a securities purchase agreement with an accredited investor and issued an 12% promissory note in the principal amount of $362,250 (including a $47,250 original issue discount) to the accredited investor with a maturity date of February 8, 2022. Twelve months of interest is immediately earned by the accredited investor upon the Company receiving proceeds and is included in the required monthly repayments. On February 10, 2021, the Company received net proceeds in the amount of $288,000 as a result of $27,000 being paid for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. In accordance with the securities purchase agreement, the Company issued 1) 250,000 restricted shares of its common stock (“Commitment Shares”) to the accredited investor as additional consideration for the purchase of the promissory note and 2) 200,000 restricted shares of its common stock (“Returnable Shares”) to the accredited investor which will be returned to the Company upon timely completion of the required repayment schedule. Repayments of the promissory note shall be made in eight (8) installments each in the amount of $50,715 commencing on July 8, 2021 and continuing thereafter each thirty (30) days until February 8, 2022. This promissory note is only convertible upon an event of default as defined in the promissory note. The original issue discount, deferred financing costs and issuance date fair value of the Commitment Shares are being amortized over the term of the note. The aggregate balance of the promissory note and accrued interest was $362,250 and $43,470, respectively, at March 31, 2021. The aggregate balance of the promissory note, net of original issue discount, deferred financing costs and issuance date fair value of the Commitment Shares at March 31, 2021 was $240,695.

[4] effective December 10, 2018, the Company entered into a “Judgment Settlement Agreement” to satisfy in full the Forbearance Agreement with Fife that was previously in effect. As a result, under the Judgment Settlement Agreement, no shares of the Company’s common stock are issuable or eligible to be converted into. Under the terms of the Judgment Settlement Agreement, the Company was required to pay $15,000 per month from January 15, 2019 through and including February 15, 2020, with a final payment of $195,000 which was due and payable in March of 2020. The Company made all required payments with the exception of the final payment of $195,000 which was due and payable in March of 2020. On August 17, 2020, the Company entered into a second amendment (the “Second Amendment”) to the Judgement Settlement Agreement, whereby the Company issued a convertible promissory note in the principal amount of $300,000 (the “Note”) to repay the amounts still outstanding under the Judgment Settlement Agreement. The Note matures on August 17, 2021, bears interest at a rate of 10% per annum, requires certain monthly minimum cash payments as specified in the Note, and is convertible into shares of the Company’s common stock, par value $0.01 per share, at a conversion price as specified in the Note. The Note may be prepaid by the Company at any time prior to maturity without penalty. The Company satisfied the initial cash payment as specified in the Note. On April 13, 2021, the Company entered into a third amendment (the “Third Amendment”) to the Judgement Settlement Agreement, whereby the Company issued a convertible promissory note in the principal amount of $300,000 (the “New Note”) to replace the Note and repay the amounts still outstanding under the Judgment Settlement Agreement. The Note matures on April 13, 2022, bears interest at a rate of 10% per annum, requires certain monthly minimum payments in cash or the Company’s common stock as specified in the New Note, and is convertible into shares of the Company’s common stock, par value $0.01 per share, at a conversion price as specified in the New Note. The New Note may be prepaid by the Company at any time prior to maturity without penalty. On April 16, 2021, the Company paid $235,000 to satisfy, pay in full, and extinguish the New Note and the Judgement Settlement Agreement, which will result in a gain on debt settlement of $549,122, which will be recognized during the year ended June 30, 2021.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

NOTE 7: Convertible Debt Arrangements

JMJ Financial

At March 31, 2021 and June 30, 2020, the amount recorded in current liabilities for this one convertible note and accrued interest thereon due to JMJ Financial was $222,230 and $209,330, respectively. During the nine months ended March 31, 2021 and 2020 the Company recorded $12,900 and $11,911, respectively of interest for the outstanding convertible note.

At March 31, 2021 and June 30, 2020, the aggregate remaining amount of convertible securities held by JMJ could be converted into 11,111 and 10,466 shares, respectively, with a conversion price of $20.

Accredited Investors

On July 24, 2020, the Company entered into a securities purchase agreement with an accredited investor (“Lender 1”) and issued an 8% convertible promissory note in the principal amount of $105,000 (including a $5,000 original issue discount) to the Lender 1 with a maturity date of July 24, 2021. On July 27, 2020, the Company received net proceeds in the amount of $95,000 as a result of $5,000 being paid to reimburse the Lender 1 for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 60% of the lowest closing price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $175,000, original issue discount of $5,000, deferred financing costs of $5,000 and debt discount of $95,000. The original issue discount, deferred financing costs and debt discount were being amortized over the term of the note. During January 2021, the Company paid-off the aggregate balance of the convertible promissory note, including accrued interest and prepayment amount.

On July 31, 2020, the Company entered into a securities purchase agreement with an accredited investor (“Lender 2”) and issued an 8% convertible promissory note in the principal amount of $68,000 to the Lender 2 with a maturity date of July 31, 2021. On August 6, 2020, the Company received net proceeds in the amount of $65,000 as a result of $3,000 being paid to reimburse the Lender 2 for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $102,228, deferred financing costs of $3,000 and debt discount of $65,000. The deferred financing costs and debt discount were being amortized over the term of the note. During January 2021, the Company paid-off the aggregate balance of the convertible promissory note, including accrued interest and prepayment amount.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

NOTE 7: Convertible Debt Arrangements (continued)

On August 19, 2020, the Company entered into a securities purchase agreement with an accredited investor (“Lender 3”) and issued an 8% convertible promissory note in the principal amount of $99,225 (including a $4,725 original issue discount) to the Lender 3 with a maturity date of August 19, 2021. On August 20, 2020, the Company received net proceeds in the amount of $90,000 as a result of $4,500 being paid to reimburse the Lender 3 for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 60% of the lowest closing price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $161,856, original issue discount of $4,725, deferred financing costs of $4,500 and debt discount of $86,400. The original issue discount, deferred financing costs and debt discount were being amortized over the term of the note. On February 17, 2021, the Company entered into a settlement agreement (the “Settlement Agreement”) with Lender 3 whereby the variable conversion provision within the convertible promissory note was amended and replaced with a fixed conversion price of $0.10 per share. On February 19, 2021, the aggregate outstanding principal and accrued interest of $103,292 was converted into an aggregate of 1,032,918 shares of the Company’s common stock, fully satisfying this obligation. The Company recorded an aggregate loss on extinguishment of debt of $121,659 as a result of the Company issuing shares of its common stock to satisfy this obligation.

On August 20, 2020, the Company entered into a securities purchase agreement with an accredited investor (“Lender 4”) and issued an 8% convertible promissory note in the principal amount of $63,000 to the Lender 4 with a maturity date of August 20, 2021. On August 21, 2020, the Company received net proceeds in the amount of $60,000 as a result of $3,000 being paid to reimburse the Lender 4 for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $101,996, deferred financing costs of $3,000 and debt discount of $60,000. The deferred financing costs and debt discount were being amortized over the term of the note. During February 2021, the Company paid-off the aggregate balance of the convertible promissory note, including accrued interest and prepayment amount.

On August 27, 2020, the Company entered into a securities purchase agreement with an accredited investor (“Lender 5”) and issued an 8% convertible promissory note in the principal amount of $105,000 (including a $5,000 original issue discount) to the Lender 5 with a maturity date of August 27, 2021. On August 28, 2020, the Company received net proceeds in the amount of $96,000 as a result of $4,000 being paid to reimburse the Lender 5 for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at the lower of i) $0.03 per share or ii) 62% of the lowest closing price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $176,129, original issue discount of $5,000, deferred financing costs of $4,000 and debt discount of $92,200. The original issue discount, deferred financing costs and debt discount were being amortized over the term of the note. During February 2021, the Company paid-off the aggregate balance of the convertible promissory note, including accrued interest and prepayment amount.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

NOTE 7: Convertible Debt Arrangements (continued)

On August 31, 2020, the Company entered into a securities purchase agreement with an accredited investor (“Lender 6”) and issued an 8% convertible promissory note in the principal amount of $68,000 to the Lender 6 with a maturity date of August 31, 2021. On September 1, 2020, the Company received net proceeds in the amount of $65,000 as a result of $3,000 being paid to reimburse the Lender 6 for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $112,459, deferred financing costs of $3,000 and debt discount of $65,000. The deferred financing costs and debt discount were being amortized over the term of the note. During February 2021, the Company paid-off the aggregate balance of the convertible promissory note, including accrued interest and prepayment amount.

On January 25, 2021, the Company entered into a securities purchase agreement with an accredited investor (“Lender 7”) and issued an 8% convertible promissory note in the principal amount of $140,000 (including a $14,000 original issue discount) to the Lender 7 with a maturity date of January 25, 2022. On January 26, 2021, the Company received net proceeds in the amount of $120,000 as a result of $6,000 being paid to reimburse the Lender 7 for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 60% of the lowest closing price during the 15 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $656,325, original issue discount of $14,000, deferred financing costs of $10,800 and debt discount of $115,200. The original issue discount, deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $140,000 and $2,025, respectively, at March 31, 2021. The aggregate balance of the convertible promissory note, net of original issue discount, deferred financing costs and debt discount at March 31, 2021 was $25,315. Subsequent to March 31, 2021, the Company paid-off the aggregate balance of the convertible promissory note, including accrued interest and prepayment amount.

On January 26, 2021, the Company entered into a securities purchase agreement with an accredited investor (“Lender 8”) and issued an 8% convertible promissory note in the principal amount of $118,500 to the Lender 8 with a maturity date of January 26, 2022. On January 27, 2021, the Company received net proceeds in the amount of $115,000 as a result of $3,500 being paid to reimburse the Lender 8 for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $568,609, deferred financing costs of $3,500 and debt discount of $115,000. The deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $115,000 and $1,688, respectively, at March 31, 2021. The aggregate balance of the convertible promissory note, net of deferred financing costs and debt discount at March 31, 2021 was $21,103. Subsequent to March 31, 2021, the Company paid-off the aggregate balance of the convertible promissory note, including accrued interest and prepayment amount.

On February 10, 2021, the Company entered into a securities purchase agreement with an accredited investor (“Lender 9”) and issued an 8% convertible promissory note in the principal amount of $88,500 to the Lender 9 with a maturity date of February 10, 2022. On February 11, 2021, the Company received net proceeds in the amount of $85,000 as a result of $3,500 being paid to reimburse the Lender 9 for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $573,537, deferred financing costs of $3,500 and debt discount of $85,000. The deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $85,000 and $970, respectively, at March 31, 2021. The aggregate balance of the convertible promissory note, net of deferred financing costs and debt discount at March 31, 2021 was $12,123. Subsequent to March 31, 2021, the Company paid-off the aggregate balance of the convertible promissory note, including accrued interest and prepayment amount.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

NOTE 7: Convertible Debt Arrangements (continued)

On February 18, 2021, the Company entered into a securities purchase agreement with an accredited investor (“Lender 10”) and issued an 8% convertible promissory note in the principal amount of $78,500 to the Lender 10 with a maturity date of February 18, 2022. On February 22, 2021, the Company received net proceeds in the amount of $75,000 as a result of $3,500 being paid to reimburse the Lender 10 for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $466,569, deferred financing costs of $3,500 and debt discount of $75,000. The deferred financing costs and debt discount are being amortized over the term of the note. The aggregate balance of the convertible promissory note and accrued interest was $75,000 and $723, respectively, at March 31, 2021. The aggregate balance of the convertible promissory note, net of deferred financing costs and debt discount at March 31, 2021 was $9,033. Subsequent to March 31, 2021, the Company paid-off the aggregate balance of the convertible promissory note, including accrued interest and prepayment amount.

During the nine months ended March 31, 2021, the Company paid-off a total of eight outstanding convertible promissory notes with an aggregate balance, including accrued interest and prepayment amount of $1,018,352.

At March 31, 2021 and June 30, 2020, there was $430,500 and $565,000 of convertible notes payable outstanding, net of discounts of $357,926 and $375,359, respectively.

During the nine months ended March 31, 2021 and 2020, amortization of original issue discount, deferred financing costs, and debt discounts amounted to $971,352 and $453,361, respectively.

During the nine months ended March 31, 2021, $472,593 of convertible notes, including fees and interest, were converted into 19,683,832 shares of the Company’s common stock. During the nine months ended March 31, 2020, $19,000 of convertible notes, including fees, were converted into 68,093 shares of the Company’s common stock.

At March 31, 2021, the Company was in compliance with the terms of the Accredited Investors convertible promissory notes.

Notes payable under convertible debt and debenture agreements, net is comprised of the following:

	March 31,	June 30,
	2021	2020
JMJ Financial	$109,000	$109,000
Accredited Investors	430,500	565,000
Unamortized OID, deferred financings costs, and debt discounts	(357,926)	(375,359)
Total convertible debt arrangements, net	$181,574	$298,641

At March 31, 2021 and June 30, 2020, the outstanding balances are reflected as current liabilities within our consolidated balance sheets. At March 31, 2021 and June 30, 2020, accrued interest on these convertible notes of $119,147 and $116,619, respectively, is included within accrued expenses of the consolidated balance sheets.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from June 30, 2019 to March 31, 2021:

Conversion feature derivative liability
June 30, 2019	$133,669
Initial fair value of derivative liability recorded as debt discount	1,115,000
Initial fair value of derivative liability charged to other expense	1,610,913
Gain on change in fair value included in earnings	(1,961,951)
June 30, 2020	$897,631
Initial fair value of derivative liability recorded as debt discount	853,800
Initial fair value of derivative liability charged to other expense	2,240,908
Gain on change in fair value included in earnings	(2,505,404)
Derivative liability relieved by conversions of convertible promissory notes	(725,016)
March 31, 2021	$761,919

Total derivative liability at March 31, 2021 and June 30, 2020 amounted to $761,919 and $897,631, respectively. The change in fair value included in earnings of $2,505,404 is due in part to the quoted market price of the Company’s common stock increasing from $0.08 at June 30, 2020 to approximately $0.21 at March 31, 2021, partially offset by decreased conversion prices due to the effect of “ratchet” provisions incorporated within the convertible notes payable.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the binomial pricing model with binomial simulations at March 31, 2021:

Expected volatility	239.6% - 242.3%
Expected term	10.0 months – 10.8 months
Risk-free interest rate	0.07%
Stock price	$0.205

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

NOTE 8: DERIVATIVE LIABILITY (continued)

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

At March 31, 2021, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2021 and June 30, 2020:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability, March 31, 2021	$-	$-	$761,919

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability, June 30, 2020	$-	$-	$897,631

NOTE 9: STOCKHOLDERS’ EQUITY

At March 31, 2021, the total number of shares of all classes of stock that the Company shall have the authority to issue is 500,001,000 shares consisting of 500,000,000 shares of common stock, $0.01 par value per share, of which 77,949,557 are issued and 77,921,187 are outstanding, and 1,000 shares of preferred stock, par value $0.01 per share of which 1,000 shares have been designated as Series A Super Voting Preferred of which 1,000 are issued and outstanding.

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

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

NOTE 9: STOCKHOLDERS’ EQUITY (continued)

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

Private Placements

During the nine months ended March 31, 2021, the Company did not issue any shares of common stock under any private placements with accredited investors. During the nine months ended March 31, 2020, the Company received $347,000 of net proceeds from the sale and issuance of 997,577 shares of common stock in private placements with accredited investors, incurring $11,250 in finder’s fees, which were paid by the issuance of 11,003 shares of common stock.

Stock Award Payable

During the nine months ended March 31, 2021 and 2020, the Company did not issue any shares of common stock to former officers, outside directors, or strategic consultants.

Stock Based Compensation

During the nine months ended March 31, 2021, the Company entered into an exchange agreement (the “Exchange Agreement”) with its Chief Executive Officer, Anshu Bhatnagar (“Holder”), whereby earned and issued warrants to purchase 37,390,452 shares of the Company’s Common Stock (the “Cancelled Warrants”) pursuant to the terms of that certain Transition Agreement (the “Transition Agreement”) and Warrant Agreement (the “Warrant Agreement”) each between the Company and Holder and dated as of January 11, 2019 were forfeited and exchanged for (i) 37,390,452 shares of the Company’s Common Stock (the “Shares”) and (ii) the cancellation and termination of the Transition Agreement and Warrant Agreement. The Cancelled Warrants had an exercise price of $0.50 per share and were not subject to expiration. Such Exchange Agreement is intended to make the Company’s capitalization more attractive to potential investors and to remove the uncertainty associated with any future grants of warrants under the Transition Agreement and Warrant Agreement, although there can be no assurance of any future investments on terms that are attractive to the Company, or at all. Immediately prior to the Company’s entry into the Exchange Agreement, it was determined that 5,650,708 additional warrants (the “Additional Warrants”) to purchase the Company’s Common Stock were due to and issued to the Holder in accordance with the terms and conditions of the Transition Agreement as the Transition Agreement required certain liabilities to be eliminated by the prior management team within six months of the Transition Agreement’s effective date of January 11, 2019. However, the Additional Warrants were immediately cancelled and terminated with the intention of mitigating potential liabilities arising from certain issuances of the Company’s Common Stock below the minimum price of $0.50 per share as stated within the Transition Agreement. The Shares to be issued and sold to the Holder pursuant to the Exchange Agreement were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. For the nine months ended March 31, 2021, the Company recorded $153,301 of stock-based compensation expense related to the Exchange Agreement. See Common Stock Warrants section below for further details of the warrants.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

NOTE 9: STOCKHOLDERS’ EQUITY (continued)

Furthermore, during the nine months ended March 31, 2021 and 2020, the Company recorded $21,474 and $113,815, respectively, of stock-based compensation expense related to a June 1, 2019 grant of 231,635 shares of common stock to Mr. Cutchens, the Company’s Chief Financial Officer, which vested 25% on the six month and 1 year anniversaries of the grant date. Upon Mr. Cutchens’ employment ceasing during January 2021, 115,818 unvested shares of common stock were forfeited resulting in the reversal of $68,003 of previously recognized stock-based compensation expense.

Vendor Services

During the nine months ended March 31, 2021, the Company entered into various consulting, public relations, and marketing agreements whereby the Company issued an aggregate of 1,064,668 restricted shares of its common stock for services to be performed during specified periods of time. During the nine months ended March 31, 2021 and 2020, the Company recorded $101,177 and $0, respectively, of expense.

During the nine months ended March 31, 2020, the Company issued 62,000 shares of common stock to a former officer who provided services to the Company.

Conversion of Debt Securities

During the nine months ended March 31, 2021, $472,593 of convertible notes, including fees and interest, were converted into 19,683,832 shares of the Company’s common stock by accredited investors, valued at $1,596,886. During the nine months ended March 31, 2020, $19,000 of convertible notes, including fees, were converted into 68,093 shares of the Company’s common stock by accredited investors, valued at $47,665.

Cancellation of Common Stock

During the nine months ended March 31, 2021, the Company’s Chief Executive Officer cancelled 3,352,066 of his shares of the Company’s common stock to partially offset the number of shares of the Company’s common stock issued by the conversion of $472,593 of convertible notes, including fees and interest, into 19,683,832 shares of the Company’s common stock by accredited investors. The fair value of the cancelled shares of common stock was $496,106.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

NOTE 9: STOCKHOLDERS’ EQUITY (continued)

Reserved Shares

At March 31, 2021, the convertible promissory notes entered into with the accredited investors require the Company to reserve approximately 64,000,000 shares of its common stock for potential future conversions under such instruments.

At March 31, 2021, 7,202 shares of the Company’s common stock remain subject to be returned to the Company’s treasury for cancellation. Such shares were not sold as part of 8,000 shares of the Company’s common stock that was advanced during fiscal year 2014 under an Equity Line of Credit.

Common Stock Warrants

Exchange Agreement – Warrants Exchanged for Common Stock

During the nine months ended March 31, 2021, the Company entered into an Exchange Agreement with its Chief Executive Officer, Anshu Bhatnagar (“Holder”), whereby earned and issued warrants to purchase 37,390,452 shares of the Company’s Common Stock (the “Cancelled Warrants”) pursuant to the terms of that certain Transition Agreement (the “Transition Agreement”) and Warrant Agreement (the “Warrant Agreement”) each between the Company and Holder and dated as of January 11, 2019 were forfeited and exchanged for (i) 37,390,452 shares of the Company’s Common Stock (the “Shares”) and (ii) the cancellation and termination of the Transition Agreement and Warrant Agreement. The Cancelled Warrants had an exercise price of $0.50 per share and were not subject to expiration. Such Exchange Agreement is intended to make the Company’s capitalization more attractive to potential investors and to remove the uncertainty associated with any future grants of warrants under the Transition Agreement and Warrant Agreement, although there can be no assurance of any future investments on terms that are attractive to the Company, or at all. Immediately prior to the Company’s entry into the Exchange Agreement, it was determined that 5,650,708 additional warrants (the “Additional Warrants”) to purchase the Company’s Common Stock were due to and issued to the Holder in accordance with the terms and conditions of the Transition Agreement as the Transition Agreement required certain liabilities to be eliminated by the prior management team within six months of the Transition Agreement’s effective date of January 11, 2019. However, the Additional Warrants were immediately cancelled and terminated with the intention of mitigating potential liabilities arising from certain issuances of the Company’s Common Stock below the minimum price of $0.50 per share as stated within the Transition Agreement. The Shares to be issued and sold to the Holder pursuant to the Exchange Agreement were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. For the nine months ended March 31, 2021, the Company recorded $153,301 of stock-based compensation expense related to the Exchange Agreement.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

NOTE 9: STOCKHOLDERS’ EQUITY (continued)

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

Expected volatility	21,779.77%
Weighted-average volatility	21,779.77%
Expected dividends	0%
Expected term (in years)	5.0
Risk-free rate	2.52%

The following table sets forth common stock purchase warrants outstanding at March 31, 2020:

	Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding, June 30, 2019	4,985,394	$0.50	$-
Warrants earned	32,405,058	0.50	-
Warrants forfeited	-	-	-
Outstanding, March 31, 2020	37,390,452	$0.50	$-

Common stock issuable upon exercise of warrants	37,390,452	$0.50	$-

	Common Stock Issuable Upon Exercise of~Warrants Outstanding			Common Stock Issuable Upon Warrants Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2020	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2020	Weighted Average Exercise Price
$0.50	37,390,452	4.55	$0.50	37,390,452	$0.50
	37,390,452	4.55	$0.50	37,390,452	$0.50

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

NOTE 10: RELATED PARTY TRANSACTIONS

Microphase Corporation

At March 31, 2021, the Company owed $32,545 to Microphase for previously leased office space at its Norwalk location and for certain research and development services and shared administrative personnel from time to time, all through December 31, 2015.

Transactions With Officers

Note Payable Issuances

At various points during past fiscal years certain officers and former officers of the Company provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation to provide working capital to the Company. During the nine months ended March 31, 2021, Chief Executive Officer converted his deferred compensation from fiscal years 2019 and 2020, totaling $381,566, and the fair value of his cancelled shares of the Company’s common stock of $496,106, into separate promissory notes. All of these notes accrue interest at the rate of 6% per annum, and are payable on demand. During the nine months ended March 31, 2021 and 2020, the officers and former officers advanced $0 and $48,052, respectively, to provide working capital to the Company and $27,080 and $3,625 has been charged for interest on loans from officers and former officers.

On October 22, 2020, the Company received a notice of event of default and demand letter (“Demand Letter”) from a former officer and promissory note holder (the “Note Holder”). The promissory note was issued on November 1, 2019, in the original principal amount of $40,739.31, accrued interest at a rate of 6% per annum, and matured on April 18, 2020. The Demand Letter stated an aggregate of $51,940.09 of principal and interest was immediately due. The promissory note does not have a convertible feature and is not convertible into shares of the Company’s common stock. Additionally, the promissory note does not contain any cross-default provisions with any other promissory notes issued by the Company. The Company expects to work with the Note Holder to negotiate a repayment structure whereby the Company can repay the Note Holder the balance due as quickly as possible based upon its available capital.

At March 31, 2021 and June 30, 2020, these outstanding notes including accrued interest totaled $983,510 and $78,758, respectively. At March 31, 2021, these promissory notes are not convertible into shares of the Company’s common stock.

During the nine months ended March 31, 2020, the Company incurred $10,500 of expense related to legal and consulting services provided by Mr. Smiley, the Company’s former CFO and legal counsel. During October 2019, the entire balance of $15,500 was converted into 62,000 shares of common stock. During the nine months ended March 31, 2021, the Company did not incur any expense or utilize any services by Mr. Smiley, the Company’s former CFO and legal counsel.

Office Lease

Effective February 8, 2021, the Company relocated its corporate office to 9841 Washingtonian Blvd., Suite 200, Gaithersburg, MD 20878, and incurs rent expense of $1,350 per month, which is payable to a related party. The lease term with the related party is a month-to-month arrangement. For the nine months ended March 31, 2021 and 2020, $12,150 and $12,150, respectively, was recognized as rent expense under the terms of this month-to-month arrangement. At March 31, 2021 and June 30, 2020, $35,971 and $23,821, respectively, was accrued as payable to the related party.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

NOTE 11: COMMITMENTS AND CONTINGENCIES

Commitments

Office Lease

Effective February 8, 2021, the Company relocated its corporate office to 9841 Washingtonian Blvd., Suite 200, Gaithersburg, MD 20878, and incurs rent expense of $1,350 per month, which is payable to a related party. The lease term with the related party is a month-to-month arrangement.

Judgement Settlement Agreement

Effective December 10, 2018, the Company entered into a “Judgment Settlement Agreement” to satisfy in full the Forbearance Agreement with Fife that was previously in effect. As a result, under the Judgment Settlement Agreement, no shares of the Company’s common stock are issuable or eligible to be converted into. Under the terms of the Judgment Settlement Agreement, the Company was required to pay $15,000 per month from January 15, 2019 through and including February 15, 2020, with a final payment of $195,000 which was due and payable in March of 2020. The Company made all required payments with the exception of the final payment of $195,000 which was due and payable in March of 2020. On August 17, 2020, the Company entered into a second amendment (the “Second Amendment”) to the Judgement Settlement Agreement, whereby the Company issued a convertible promissory note in the principal amount of $300,000 (the “Note”) to repay the amounts still outstanding under the Judgment Settlement Agreement. The Note matures on August 17, 2021, bears interest at a rate of 10% per annum, requires certain monthly minimum cash payments as specified in the Note, and is convertible into shares of the Company’s common stock, par value $0.01 per share, at a conversion price as specified in the Note. The Note may be prepaid by the Company at any time prior to maturity without penalty. The Company satisfied the initial cash payment as specified in the Note. On April 13, 2021, the Company entered into a third amendment (the “Third Amendment”) to the Judgement Settlement Agreement, whereby the Company issued a convertible promissory note in the principal amount of $300,000 (the “New Note”) to replace the Note and repay the amounts still outstanding under the Judgment Settlement Agreement. The Note matures on April 13, 2022, bears interest at a rate of 10% per annum, requires certain monthly minimum payments in cash or the Company’s common stock as specified in the New Note, and is convertible into shares of the Company’s common stock, par value $0.01 per share, at a conversion price as specified in the New Note. The New Note may be prepaid by the Company at any time prior to maturity without penalty. On April 16, 2021, the Company paid $235,000 to satisfy, pay in full, and extinguish the New Note and the Judgement Settlement Agreement, which will result in a gain on debt settlement of $549,122, which will be recognized during the year ended June 30, 2021 (see Note 6).

Contracts and Commitments Executed Pursuant to the Transition Agreement

In the transaction whereby, Mr. Bhatnagar acquired control of the Company on January 11, 2019, the Company entered into material commitments including an employment agreement and a warrant agreement (see Note 9).

Contingencies

Judgment Settlement Agreement

Effective December 10, 2018, the Company entered into a “Judgment Settlement Agreement” to satisfy in full the Forbearance Agreement with Fife that was previously in effect. As a result, under the Judgment Settlement Agreement, no shares of the Company’s common stock are issuable or eligible to be converted into. Under the terms of the Judgment Settlement Agreement, the Company was required to pay $15,000 per month from January 15, 2019 through and including February 15, 2020, with a final payment of $195,000 which was due and payable in March of 2020. The Company made all required payments with the exception of the final payment of $195,000 which was due and payable in March of 2020. On August 17, 2020, the Company entered into a second amendment (the “Second Amendment”) to the Judgement Settlement Agreement, whereby the Company issued a convertible promissory note in the principal amount of $300,000 (the “Note”) to repay the amounts still outstanding under the Judgment Settlement Agreement. The Note matures on August 17, 2021, bears interest at a rate of 10% per annum, requires certain monthly minimum cash payments as specified in the Note, and is convertible into shares of the Company’s common stock, par value $0.01 per share, at a conversion price as specified in the Note. The Note may be prepaid by the Company at any time prior to maturity without penalty. The Company satisfied the initial cash payment as specified in the Note. On April 13, 2021, the Company entered into a third amendment (the “Third Amendment”) to the Judgement Settlement Agreement, whereby the Company issued a convertible promissory note in the principal amount of $300,000 (the “New Note”) to replace the Note and repay the amounts still outstanding under the Judgment Settlement Agreement. The Note matures on April 13, 2022, bears interest at a rate of 10% per annum, requires certain monthly minimum payments in cash or the Company’s common stock as specified in the New Note, and is convertible into shares of the Company’s common stock, par value $0.01 per share, at a conversion price as specified in the New Note. The New Note may be prepaid by the Company at any time prior to maturity without penalty. On April 16, 2021, the Company paid $235,000 to satisfy, pay in full, and extinguish the New Note and the Judgement Settlement Agreement, which will result in a gain on debt settlement of $549,122, which will be recognized during the year ended June 30, 2021 (see Note 6).

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

NOTE 12: DISCONTINUED OPERATIONS

The Company has classified the operating results and associated assets and liabilities from its Jump line of products, which ceased generating material revenue during the first quarter of fiscal year 2017, as discontinued operations in the consolidated financial statements for the three and nine months ended March 31, 2021 and 2020.

The assets and liabilities associated with discontinued operations included in our consolidated balance sheets at March 31, 2021 and June 30, 2020 were only accounts payable with a balance of $82,795 and $82,795, respectively.

For the three and nine months ended March 31, 2021 and 2020, there were no revenue or expenses associated with discontinued operations included in our consolidated statements of operations.

NOTE 13: SUBSEQUENT EVENTS

Subsequent to March 31, 2021, the Company paid-off four convertible promissory notes with an aggregate principal balance of $425,500 and an aggregate accrued interest and prepayment amount of $98,418.

Subsequent to March 31, 2021, the Company entered into a third amendment (the “Third Amendment”) to the Judgement Settlement Agreement, whereby the Company issued a convertible promissory note in the principal amount of $300,000 (the “New Note”) to replace the Note and repay the amounts still outstanding under the Judgment Settlement Agreement. The Note matures on April 13, 2022, bears interest at a rate of 10% per annum, requires certain monthly minimum payments in cash or the Company’s common stock as specified in the New Note, and is convertible into shares of the Company’s common stock, par value $0.01 per share, at a conversion price as specified in the New Note. The New Note may be prepaid by the Company at any time prior to maturity without penalty. On April 16, 2021, the Company paid $235,000 to satisfy, pay in full, and extinguish the New Note and the Judgement Settlement Agreement, which will result in a gain on debt settlement of $549,122, which will be recognized during the year ended June 30, 2021.

On April 6, 2021, the Company entered into a Securities Purchase Agreement (“Agreement”) with Evergreen Capital Management LLC (the “Investor”), pursuant to which the Investor will purchase an aggregate of up to $2,040,000 in aggregate subscription amount of notes and warrants to purchase an aggregate of 11,730,000 shares of common stock in two (2) tranches (each a “Tranche”), with the first Tranche of $1,540,000 in subscription amount of notes (to purchase an aggregate of $1,771,000 in principal amount of notes) and warrants to purchase an aggregate of 8,855,000 shares of Common Stock being closed on upon execution of this Agreement. The closing for the second Tranche of $500,000 in subscription amount of notes (to purchase an aggregate of $575,000 in principal amount of notes) and warrants to purchase an aggregate of 2,875,000 shares of common stock will occur within three (3) business days after the later of (i) the filing by the Company of a Registration Statement on Form S-1 for the sale of common stock that will be listed on a national securities exchange, or (ii) the thirtieth (30th) day following the closing of the first Tranche. The first and second Tranches closed and funded on April 6, 2021 and May 3, 2021, respectively.

On May 4, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with two accredited investors (the “Investors”), pursuant to which the Company sold to the Investors 15% OID convertible promissory notes with an aggregate principal amount of $2,264,706 (the “Notes”) and warrants (the “Warrants”) to purchase up to 11,323,530 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) for proceeds of $1,925,000 (the “Purchase Price”). The Purchase Price was funded on May 5, 2021. If the Company files a Registration Statement on Form S-1 for the sale of shares of its Common Stock in conjunction with an application to list the Company’s Common Stock on a national securities exchange, the Investors will be obligated to purchase under the SPA, within three (3) business days, on a pro rata basis, additional promissory notes in the aggregate principal amount of $735,294 and warrants to purchase up to 3,676,471 shares of the Company’s common stock, for proceeds of $625,001.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these unaudited consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, potential impairment of intangible assets, accrued liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in Note 3 above and the Company’s Annual Report on Form 10-K as filed with the SEC on January 5, 2021, are those that depend most heavily on these judgments and estimates. As of March 31, 2021, there had been no material changes to any of the critical accounting policies contained therein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Continuing Operations

Revenue

Our revenue increased to $7,659,348 for the three months ended March 31, 2021, compared to $7,556,507 for the three months ended March 31, 2020, an increase of $102,841. The consistent revenue is the result of continued deployment of our artificial intelligence enabled technology platforms and services which generated $6,180,000 of subscription revenue, $918,768 of service and support revenue and $560,580 of application development and implementation revenue.

Cost of Revenue

Cost of revenue totaled $5,626,081 for the three months ended March 31, 2021, compared to $5,624,876 for the three months ended March 31, 2020.

Operating Expenses

Our operating expenses increased to $855,157 for the three months ended March 31, 2021, compared to $711,458 for the three months ended March 31, 2020, an increase of $143,699, or 20%. The increase is primarily due to $584,281 of software development costs, partially offset by lower operating expenses of $440,582.

Other (Expense) Income

Our other expense, net, increased by $1,014,793, or 590%, for the three months ended March 31, 2021. The increase is primarily the result of increases in initial derivative liability expense, amortization of debt discounts, deferred financings costs, and original issue discounts, interest expense and the loss on debt extinguishments, partially offset by the gain on the change in fair value of derivative liability associated with the convertible promissory notes.

Net Income from Continuing Operations

We had net income from continuing operations of $335,285 for the three months ended March 31, 2021, compared to net income of $1,392,141 for the three months ended March 31, 2020, a decrease of $1,056,856, or 76%. The decrease in net income is primarily driven by the increases operating expenses and other expense, net, partially offset by the increase in gross profit, as disclosed above.

Discontinued Operations

For the three months ended March 31, 2021 and 2020, there are no revenue, cost of revenue, operating expenses, other income (expense), or net income from discontinued operations comparatives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Nine months ended March 31, 2021 compared to nine months ended March 31, 2020

Continuing Operations

Revenue

Our revenue increased to $22,882,648 for the nine months ended March 31, 2021, compared to $22,688,086 for the nine months ended March 31, 2020, an increase of $194,562. The consistent revenue is the result of continued deployment of our artificial intelligence enabled technology platforms and services which generated $18,540,000 of subscription revenue, $2,722,788 of service and support revenue and $1,619,860 of application development and implementation revenue.

Cost of Revenue

Cost of revenue totaled $16,876,480 for the nine months ended March 31, 2021, compared to $16,955,320 for the nine months ended March 31, 2020.

Operating Expenses

Our operating expenses decreased to $2,313,531 for the nine months ended March 31, 2021, compared to $20,685,547 for the nine months ended March 31, 2020, a decrease of $18,372,016, or 89%. The decrease is primarily due to higher stock-based compensation expense of $16,090,288 recognized during 2020 related to the Company’s Chief Executive Officer and Chief Financial Officer, lower software development costs of $1,525,756, and lower operating expenses of $755,972.

Other (Expense) Income

Our other expense, net, increased by $1,736,292 for the nine months ended March 31, 2021. The increase is primarily the result of increases in initial derivative liability expense, amortization of debt discounts, deferred financings costs, and original issue discounts, interest expense and the loss on debt extinguishments, partially offset by the gain on the change in fair value of derivative liability associated with the convertible promissory notes.

Net Income from Continuing Operations

We had net income from continuing operations of $2,060,991 for the nine months ended March 31, 2021, compared to a net loss of $14,848,135 for the nine months ended March 31, 2020, an increase of $16,909,126, or 114%. The increase in net income is primarily driven by the increase in gross profit, coupled with the decrease in operating expenses, and partially offset by the increase in other expense, net, as disclosed above.

Discontinued Operations

For the nine months ended March 31, 2021 and 2020, there are no revenue, cost of revenue, operating expenses, other income (expense), or net income from discontinued operations comparatives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

At March 31, 2021, we had $1,239,121 of cash on-hand, an increase of $1,096,708 from $142,413 at June 30, 2020.

Net cash provided by operating activities of continuing operations was $735,777 for the nine months ended March 31, 2021, an increase of $1,875,276 from $1,139,499 used during the nine months ended March 31, 2020. This increase was primarily due to increased net income, partially offset by a net decrease in non-cash charges.

Net cash used in investing activities of continuing operations was $3,064 for the nine months ended March 31, 2021 as compared to $553 used in investing activities of continuing operations for the nine months ended March 31, 2020.

Financing activities of continuing operations decreased by $490,000 to $498,800 for the nine months ended March 31, 2021, compared to $988,800 for the nine months ended March 31, 2020. This decrease was primarily due to decreased proceeds from issuances of convertible promissory notes, and no proceeds from the sale of common stock or notes payable to related parties, coupled with no repayments of notes payable to related parties and decreased repayments under settlement agreement, partially offset by increased repayments of convertible promissory notes.

Going Concern

We have generated net income of $2,060,991 and incurred a net loss of $14,848,135, and have generated cash from operating activities of $735,777 and used cash in operating activities of $1,139,499 for the nine months ended March 31, 2021 and 2020, respectively. As of, March 31, 2021, we had a working capital surplus of $6,688,44, and an accumulated deficit of $225,666,429. It is management’s opinion that these facts raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the date of this filing, without additional debt or equity financing. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2021 to determine whether the Company’s disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2021.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, or proceeding by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or our subsidiary, threatened against or affecting our Company, our common stock, our subsidiary or of our companies or our subsidiary’s officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2020, filed with the SEC on January 5, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities that were not otherwise disclosed in a current report on Form 8-K, except as set forth below:

●	559,076 shares of the Company’s common stock were issued on January 18, 2021 to a vendor for services provided.

●	3,352,066 shares of the Company’s common stock were issued on January 20, 2021to an accredited investor for the conversion of a promissory note, including fees and interest.

●	1,032,918 shares of the Company’s common stock were issued on February 23, 2021to an accredited investor for the conversion of a promissory note, including fees and interest.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Third Amendment to Judgment Settlement Agreement with John Fife and Convertible Promissory Note each dated April 13, 2021
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document

*Filed herewith.

**This certification is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPhase Technologies, Inc.

/s/ Anshu Bhatnagar
Anshu Bhatnagar
Chief Executive Officer (Principal Executive, Financial and Accounting Officer)
May 17, 2021

